Form 10QSB
period 1995-03-31
COMMUNITY BANCORP /VT
filed 1995-05-12
CIK 718413

CONFORMED COPY

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                    For Three Months Ended March 31, 1995
                       Commission File Number 2-83166

                             COMMUNITY BANCORP.

           (Exact Name of Registrant as Specified in its Chapter)

               Vermont                                03-0284070
       (State of Incorporation)              IRS Employer Identification
                                                        Number)

      Derby Road, Derby, Vermont                         05829
(Address of Principal Executive Offices)               (zip code)

                Registrant's Telephone Number: (802) 334-7915

                               Not Applicable
        ------------------------------------------------------------
             Former Name, Former Address and Formal Fiscal Year
                       (If Changed Since Last Report)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes ( X )     No (   )

At March 31, 1995, there were 1,284,408 shares of the Corporation's $2.50 par value common stock issued and outstanding.



                        PART I. FINANCIAL INFORMATION

                        Item 1. Financial Statements



                      COMMUNITY BANCORP. AND SUBSIDIARY
                     Consolidated Statement of Condition

(Unaudited)                                           March 31          December 31     March 31
                                                      1995              1994            1994

Assets
  Cash and Due From Banks                               5,540,200       4,167,717       4,298,699
  Federal Funds Sold                                    2,125,000       3,225,000       1,250,000
      Total Cash and Cash Equivalents                   7,665,200       7,392,717       5,548,699
  Securities held-to-maturity (approximate market
    value of $26,160,293 at 3/31/95, $22,317,808
    at 12/31/94, and $19,832,078 at 3/31/94)           26,076,976      22,347,399      19,832,078
  Securities available-for-sale, at market value       25,855,144      23,679,988      34,393,099
  Loans                                               131,785,183     133,426,385     127,156,495
    Allowance for loan losses                          (1,724,684)     (1,707,555)     (1,883,188)
    Unearned net loan fees                               (909,922)       (924,810)       (859,363)
      Net loans                                       129,150,577     130,794,020     124,413,944
  Bank Premises and Equipment, Net                      2,999,783       3,137,447       2,877,232
  Accrued Interest Receivable                           1,655,158       1,387,000       1,609,909
  Other Real Estate Owned                               1,050,371         917,941         819,582
  Other Assets                                          1,510,268       1,658,135       1,603,233
      Total Assets                                    195,963,477     191,314,647     191,097,776

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits:
    Demand, Non-Interest Bearing                       14,735,957      14,535,679      13,835,995
    NOW and Money Market Accounts                      38,118,527      37,470,422      38,964,214
    Savings                                            34,923,118      34,986,250      33,844,136
    Time Deposits, $100,000 and Over                   17,371,509      14,964,802      12,943,117
    Other Time Deposits                                73,782,141      72,718,856      72,502,576
      Total Deposits                                  178,931,252     174,676,009     172,090,038

  Other Borrowed Funds                                     65,000          65,000       3,075,000
  Accrued Interest and Other Liabilities                  540,133         504,124         445,507
  Subordinated Debentures                                 445,000         551,000         561,000
      Total Liabilities                               179,981,385     175,796,133     176,171,545

Stockholders' Equity
  2,000,000 shares authorized and 1,313,756 shares
  issued at 03/31/95, 1,233,726 issued at 12/31/94
  and 1,210,652 issued at 03/31/94                      3,284,391       3,084,315       3,026,629
Surplus                                                 4,780,963       3,954,284       3,652,274
Retained Earnings                                       8,590,179       9,366,926       8,767,764
  Less: Treasury Stock,
    (29,348 Shares at 03/31/95, 29,099 Shares
    at 12/31/94, and 29,092 shares at 03/31/94)          (439,898)       (435,688)       (435,547)
  Valuation Allowance for Securities, net of tax         (233,543)       (451,323)        (84,889)
      Total Stockholders' Equity                       15,982,092      15,518,514      14,926,231

      Total Liabilites and Stockholders' Equity       195,963,477     191,314,647     191,097,776



                      COMMUNITY BANCORP. AND SUBSIDIARY
                             Statement of Income
                                 (Unaudited)


For The First Quarter Ended March 31,                 1995         1994         1993

Interest Income
  Interest and Fees on Loans                          2,880,745    2,692,482    2,625,034
  Interest and Dividends on Investment Securities
    U.S. Treasury Securities                            397,596      366,100      329,678
    U.S. Treasury Agencies                                5,867        5,851       26,852
    Obligations of State and Political Subdivisions     243,559      212,808      192,480
    Other Securities                                     19,930       16,831       38,250
  Interest on Federal Funds Sold                         46,069       37,407       31,494
      Total Interest Income                           3,593,766    3,331,479    3,243,788

Interest Expense
  Interest on Deposits                                1,949,053    1,563,978    1,546,523
  Interest on Other Borrowed Funds                        1,237          902          902
  Interest on Subordinated Convertible Debentures        10,433       13,058       13,361
      Total Interest Expense                          1,960,723    1,577,938    1,560,786

  Net Interest Income                                 1,633,043    1,753,541    1,683,002
Provision for Loan Losses                               (45,000)     (45,000)     (50,000)
Net Interest Income after Provision                   1,588,043    1,708,541    1,633,002

Other Operating Income
  Trust Department Income                                21,820       16,253       11,285
  Service Fees                                          134,094      123,309      100,625
  Security Gains (losses)                                     0            0       52,960
  Other                                                  94,295      101,660       93,090
      Total Other Operating Income                      250,209      241,222      257,960

Other Operating Expenses
  Salaries and Wages                                    573,140      523,108      457,863
  Pension and Other Employee Benefits                   143,714      109,897      118,410
  Occupancy Expenses, Net                               285,944      211,060      185,478
  Other                                                 490,567      463,014      504,697
      Total Other Operating Expenses                  1,493,365    1,307,079    1,266,448

Income Before Income Taxes                              344,887      642,684      624,514
Applicable Income Taxes (Credit)                         42,348      139,751      122,560
Extraordinary Gain (Loss) due to F.A.S.B. 109               N/A       35,000          N/A
      NET INCOME                                        302,539      537,933      501,954

Earnings Per Share on Weighted Average
  Primary                                                  0.24         0.43         0.43
  Fully Diluted                                            0.23         0.42         0.41
Weighted Average Number of Common Shares
Used in Computing Earnings Per Share - Primary        1,280,415    1,237,166    1,173,950
  Fully Diluted                                       1,335,734    1,300,035    1,243,804

Dividends Per Share                                        0.24         0.22         0.20
Book value per share on shares outstanding               $12.44       $12.03       $10.81


All per share data has been restated to reflect a 5% stock dividend paid on February 1, 1995.


                      COMMUNITY BANCORP. AND SUBSIDIARY
                           Statement of Cash Flows

For the First Three Months Ended March 31,              1995           1994           1993

Cash flows from operating activities
  Interest received                                     3,537,462      3,192,505      3,082,068
  Fees and commissions received                           136,861        121,723        101,253
  Other income                                            244,286         69,166        121,555
  Interest paid                                        (1,982,937)    (1,576,294)    (1,574,088)
  Cash paid to suppliers and employees                 (1,497,104)    (1,611,121)    (1,272,230)
  Income Taxes Paid                                             0              0        (41,500)
      Net Cash Provided by Operating Activities           438,568        195,979        417,058

Cash Flows from investing activities:
  Investments - available for sale
    Sales and maturities                                        0      1,500,000      1,500,000
    Purchases                                           2,000,000      8,000,000     (4,282,343)
  Investments - held to maturity
    Sales and maturities                                  875,181        737,887      1,342,430
    Purchases                                          (4,676,686)    (7,310,505)    (2,232,082)
  Investment in limited partnership                             0        (85,750)             0
  Increase in Loans, Net of Payments                    1,356,668       (808,004)      (886,392)
  Capital Expenditures                                     57,671        (94,199)      (484,224)
  Recoveries of loans charged off                          39,117         17,360         16,377
  Proceeds from sales of other real estate owned           89,463         90,000        163,503
      Net Cash Used in Investing Activities            (4,258,586)   (13,953,211)    (4,862,731)

Cash Flows from Financing Activities:
  Net increase in demand deposits, NOW, Money Mkt
   and savings                                            785,251      8,009,938      1,431,278
  Net increase in certificates of deposit               3,469,992      1,152,987      2,733,798
  Net increase (decrease) in other borrowed funds               0      3,000,000              0
  Payments to acquire treasury stock                       (4,210)           (42)        (2,179)
  Dividends paid                                         (158,532)       (99,910)      (127,380)
    Net cash provided by financing activities           4,092,501     12,062,973      4,035,517
    Net increase in cash and cash equivalents             272,483     (1,694,259)      (410,156)
    Cash and cash equivalents:
      Beginning                                         7,392,717      7,242,958      7,171,239
      Ending                                            7,665,200      5,548,699      6,761,083

Reconciliation of net income to net cash provided
 by operating activities:
  Net Income                                              302,539        537,933        501,954
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                             79,993         59,463         45,398
  Provisions for possible loan losses                      45,000         45,000         50,000
  Provisions for deferred taxes                             3,864         77,239              0
  Securities (gains) losses                                     0              0        (52,959)
  (Gain)Loss on sales of other real estate owned           (4,345)             0         (5,507)
  Extraordinary (gain) loss on FASB 109                       N/A         35,000            N/A
  Amortization of bond premium                            226,742        192,510         58,184
  Increase (decrease) in taxes payable                     17,708        216,990        128,163
  (Increase) decrease in interest receivable             (268,158)      (349,511)      (225,404)
  (Increase) decrease in other assets                      31,812       (352,621)       (40,267)
  Increase (decrease) in unamortized loan fees            (14,888)        18,027          5,545
  Interest (decrease) in interest payable                 (22,214)         1,919         (2,629)
  Increase (decrease) in accrued expenses                 (25,300)      (234,267)       (55,987)
  Increase (decrease) in other liabilities                 65,815         18,297         10,567
      Net cash provided by operating activities           438,568        195,979        417,058

Supplemental schedule of noncash investing and
 financing activities:
  Unrealized loss on securities available for sale       $353,852       $326,974            N/A
  Other real estate owned / acquired in settlements
   of loans                                              $217,546       $      0       $    588
  Debentures converted to common stock                   $106,000       $ 10,000       $ 65,000
  5% Stock dividend at market value                      $150,578       $      0       $135,066

Dividends paid                                           $303,507       $257,830       $226,618
  Dividends payable                                     ($144,975)     ($114,190)     ($ 99,238)
  Dividends reinvested                                   $158,532       $143,640       $127,380

                     AVERAGE BALANCES AND INTEREST RATES

      The table below presents the following information: average earning assets (including non-accrual loans) and average interest bearing liabilities supporting earning assets and interest income and interest expense as a yield/rate.

                                     FIRST 3 MONTHS                          FIRST 3 MONTHS
                                          1995                                    1994
                         AVERAGE         INCOME/      RATE/     AVERAGE          INCOME/       RATE/
                         BALANCE         EXPENSE      YIELD     BALANCE          EXPENSE       YIELD

EARNING ASSETS

Loans (gross)            132,438,951     2,880,745     8.82%     126,154,292     2,692,482     8.66%
Taxable Investment
Securities                29,397,299       403,463     5.57%      28,557,258       371,951     5.28%
Tax-exempt Investment
 Securities(1)            18,970,923       365,392     7.81%      18,819,735       319,195     6.88%
Federal Funds Sold         3,370,000        46,069     5.54%       4,580,278        37,407     3.31%
Other Securities           1,133,303        22,330     7.99%       1,124,483        18,971     6.84%
      TOTAL              185,310,476     3,717,999     8.14%     179,236,046     3,440,006     7.78%

INTEREST BEARING
 LIABILITIES

Savings Deposits          34,780,770       256,573     2.99%      32,852,682       242,522     2.99%
NOW & Money Market
 Funds                    38,318,874       355,082     3.76%      38,693,255       312,127     3.27%
Time Deposits             89,535,331     1,337,398     6.06%      84,771,279     1,009,330     4.83%
Other Borrowed Funds(2)       65,000         1,237     7.72%       1,241,667           902     0.29%
Debentures                   450,000        10,433     9.40%         564,000        13,058     9.39%
     TOTAL               163,149,975     1,960,723     4.87%     158,122,883     1,577,939     4.05%

Net Interest Income                      1,757,276                               1,862,067
Net Interest Spread(3)                                 3.26%                                   3.74%
Interest Differential(4)                               3.85%                                   4.21%

<F1>  Income on investment securities of state and political subdivisions is stated on a fully taxable basis (assuming a 34 percent tax rate).
<F2>  Accrued interest for the first three months of 1994 in excess of
      $17,000, was not expensed until after the end of the first quarter.
<F3>  Net interest Spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
<F4>  Interest differential is net interest income divided by average earning assets.


               CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

      The following table summarizes the variances in income for the first three months of 1995 and 1994 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.

                                           1995 compared to 1994
Rate Volume                       Variance       Variance
                                  Due to         Due to        Total
                                  Rate(1)        Volume(1)     Variance

INCOME EARNING ASSETS

Loans                             (366,134)      554,397       188,263
Taxable Investment Securities      (15,245)       46,757        31,512

Tax-Exemt Invest. Securities(2)     34,387        11,810        46,197

Federal Funds Sold                  75,761       (67,099)        8,662
Other Securities                     2,654           705         3,359
      Total Interest Earnings     (268,577)      546,570       277,993

INTEREST BEARING LIABILITIES

Savings Deposits                   (43,632)       57,683        14,051
NOW & M.M. Funds                    57,025       (14,070)       42,955
Time Deposits                       39,470       288,598       328,068
Other Borrowed Funds                91,151       (90,816)          335
Sub. Debentures                      8,079       (10,704)       (2,625)
      Total Interest Expense       152,092       230,692       382,784

<F1>  Items which have shown a year-to-year increase in volume have variances allocated as follows:
            Variance due to rate = Change in rate x new volume
            Variance due to volume = Change in volume x old rate

      Items which have shown a year-to-year decrease in volume have variances allocated as follows:
            Variance due to rate = Change in rate x old volume Variances due to volume = Change in volume x new rate
<F2>  Income on tax-exempt securities is stated on a fully taxable equivalent basis. The assumed rate is 34%.


                             COMMUNITY BANCORP.
                         PRIMARY EARNINGS PER SHARE

FOR THE FIRST QUARTER ENDED MARCH 31         1995        1994        1993

NET INCOME                                     302,540     502,933     501,954

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING  1,280,415   1,237,166   1,173,950

EARNINGS PER COMMON SHARE                         0.24        0.41        0.43


                      FULLY DILUTED EARNINGS PER SHARE

FOR THE FIRST QUARTER ENDED MARCH 31         1995        1994        1993

NET INCOME                                     302,540     502,933     501,954
  ADJUSTMENTS TO NET INCOME (ASSUMING
    CONVERSION OF SUBORDINATED
    CONVERTIBLE DEBENTURES)                      6,885       8,618       8,818

ADJUSTED NET INCOME                            309,425     511,551     510,772

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                1,280,415   1,237,166   1,173,950
    INCREASE IN SHARES (ASSUMING CONVER-
    SION OF CONVERTIBLE DEBENTURES)             51,324      62,869      69,854
    AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING (FULLY DILUTED)            1,331,739   1,300,035   1,243,804

EARNINGS PER COMMON SHARE ASSUMING
  FULL DILUTION.                                  0.23        0.39        0.41


                                   PART I.

                                   Item 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          THE RESULTS OF OPERATIONS

                        Quarter Ended March 31, 1995

      Community Bancorp. is a one-bank holding company whose only subsidiary is Community National Bank. While the financial statements reflect consolidated figures, the following discussion refers primarily to the Bank's operations because most of the Bancorp's business is conducted through the Bank. Many of the comparisons in this discussion refer to various charts and tables, which precede this discussion, for a better understanding of the financial information disclosed. The financial statements also precede this discussion, and reference is made to those documents as well.

LIQUIDITY

      Liquidity management refers to the ability of Community National Bank to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds
(liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Our time deposits greater than $100,000 increased $4.4 million or 34 percent for the first quarter of 1995 compared to 1994. Other time deposits increased from $72.5 million at the end of the first quarter of 1994 to $73.8 million at the end of the first quarter of 1995, an increase of 1.7 percent. A review of these deposits, primarily the time deposits over $100,000 indicates that the growth is primarily generated locally and regionally and are established customers of the Bank. The Bank has no brokered deposits. All other interest bearing deposit accounts in total increased less than one percent to end the three month comparison period at $73 million for 1995 compared to $72.8 million for 1994. Our net loan portfolio increased from $124.4 million for the first quarter of 1994 to $129.2 million for the first quarter of 1995 or 3.8 percent. Of this total portfolio of $129.2 million, $73.2 million are scheduled to reprice within one year and $4 million are scheduled to mature within one year. Federal funds sold increased from $1.3 million for the first quarter of 1994 to $2.1 million for the same period in 1995, an increase of 70 percent. At the end of the first quarter of 1995, the Bank reported other short term investments or "Available-for-Sale" securities at a market price of $25.8 million, compared to $34.4 million for the same period in 1994, while securities classified as "Held-to-Maturity" increased to $26 million from $19.8 million for the same comparison period.

RESULTS OF OPERATIONS

      Net Income for the first quarter ended March 31, 1995 was $303 thousand representing a decrease of 44 percent compared to a net income of $537 thousand for the first quarter ended March 31, 1994. The results of this are primary earnings per share of $0.24 for the first quarter of 1995 compared to $0.43 for the first quarter of 1994, and fully diluted earnings per share of $0.23 and $0.42 respectively. The first quarter of 1995 was not as profitable as the same period in 1994, which was due in part to the purchase of a new computer system as well as a greater increase in interest expense compared to interest income. A 5% stock dividend and a $0.24 cash dividend was declared on January 10, 1995, payable February 1, 1995 to stockholders of record on January 15, 1995. Therefore, all per share data has been restated for prior periods to reflect the 5% stock dividend.

      Net interest income, the difference between interest income and expense, represents the largest portion of the Bank's earnings, and is affected by the volume, mix, rate sensitivity of earning assets as well as interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets.

      Net interest income for the first quarter of 1995 decreased to $1.63 million from $1.75 million in 1994, or 6.8%. Interest income increased by $262 thousand or 7.8% for the first quarter of 1995 from $3.3 million in 1994 to $3.6 million in 1995. Interest expense increased by $383 thousand or 24% for the first quarter of 1995 compared to 1994, which, when compared to the modest 7.8% increase in interest income depicts the reason for the decrease in net interest income. A review of the interest earned on loans, the major source of interest income, and interest paid on deposits, the major source of interest expense, shows increases of 7% versus 25% respectively.

      The following paragraphs are comparisons of average balances and the respective average yield, reference can be made to the tables labeled "Average Balances and Interest Rates" and "Changes in Interest Income and Interest Expense" for a more detailed look at these variances. Keep in mind that income on securities is stated at the tax equivalent yield, therefore, for these two tables the interest figures presented for these securities are higher than those presented on the financial statements.

      Income from loans for the first quarter of 1995 increased to almost $2.9 million or by 7% compared to $2.7 million for the same period in 1994.
The average volume of loans increased by 6.3%, or $6.3 million and the yield on those loans increased from 8.66% for the first three months of 1994 to 8.82% for the first three months of 1995 an increase of 16 basis points.

      The average volume of taxable investments increased to $29.4 million or by 3%, and the yield on these investments for the first three months of 1995 rose by 29 basis points, compared to the same period in 1994. Of this total taxable investment of $29.4 million, $24.9 million are investments classified as available-for-sale, with the remaining $4.5 million classified as held-to-maturity. A much lower increase is noted in the average volume of tax-exempt investments increasing from $18.8 million for the first three months of 1994 to just under $19 million for the same period in 1995, an increase of less than 1%, all of these investments are classified as held-to-maturity. Other securities ended the three month period in 1995 at an average volume of $1.13 million, resulting in a .78% increase compared to the same period last year, of this total, $962 are equity securities and are therefore under the guidelines classified as available-for-sale, with the remaining $165 thousand classified as held-to-maturity. The Bank currently has no investments classified as trading securities, and due to the guidelines of its investment policy, does not intend to carry any of these securities. The yield on treasuries remains above the yield on other short term investments such as federal funds, therefore, the Bank continues to invest more in these higher yielding treasuries.

      Interest income on federal funds sold increased to $46 thousand at an average yield of 5.54% for the first quarter of 1995, compared to income of $37 thousand with an average yield of 3.31% for the first quarter of 1994, in increase of 23%, while the average volume decreased to $3.4 million from $4.6 million for the comparison periods.

      In total, our average earning assets increased to $185.3 million or by 3.4% during the first three months of 1995, compared to the same period in 1994, and the average yield on those earning assets for first three months increased by 36 basis points to end the three month period in 1995 at 8.14% compared to 7.78% for the same period last year. Our net yield, or net interest spread as defined on the "Average Balances and Interest Rates" report, was 3.26% for the first three months of 1995, compared to 3.74% in 1994. This decrease in yield on earning assets is attributable to a 36 basis point increase in yield on assets, compared to an 82 basis point increase in the average rate paid on interest earning liabilities.

      Our average time deposits volume increased to $89.5 million, or 5.6% during the first three months of 1995 and the average rate paid increased to 6.06%, or by 123 basis points, compared to the same period in 1994. Now and money market funds decreased to $38.3 million or .9% in volume in 1995 while the average rate on these funds rose 49 basis points to a rate of 3.76% compared to 3.27% for the first three months of 1994. Federal funds sold decreased to an average volume of $65 thousand with an average yield of 7.72%. As indicated in the footnote for federal funds sold, the accrued interest for the first three months of 1994 was not expensed until after the end of the first quarter. If the interest had been expensed during the first quarter, the result would have been an effective average yield of 5.88%, which is clearly a more accurate yield than the .29% which is presented on the report.

      Interest expense for the first quarter of 1995 increased by $383 thousand or 24.25%, compared to the first quarter of 1994, with the greatest increase of $328 thousand noted in time deposits. This increase of 32.5% makes up almost 86% of the total increase for interest expense. NOW and money market funds shows the second biggest increase with a reported interest expense of $355 thousand compared to $312 thousand for the 1994 three month period. Debentures notes the only decrease with an expense figure of $10.4 thousand compared to $13 thousand last year. This figure is expected to decrease every quarter due to the structure of this liability.

      Subordinated debentures have been decreasing more steadily in the first quarter of 1995 than they have on the average in the past. The 9% debentures are being redeemed more than the 11% debentures because the redemption period, the period of time prior to maturity (August 1, 1998) in which the redemption price is greater, has begun. The redemption prices and time periods are as follows:

                    August 1, 1994 - July 31, 1995 103%
                    August 1, 1995 - July 31, 1996 102%
                    August 1, 1996 - July 31, 1998 101%

ALLOWANCE FOR POSSIBLE LOSSES ON LOANS

      Management believes that due to the structured underwriting guidelines as well as a very thorough loan-by-loan review policy, the level of allowance for loan losses does not need to be determined primarily in accordance with industry, type of loan, or geographic area. An examination of the overall level of risk and concentrations within the portfolio helps to insure the adequacy of the allowance. A continuing review of the loan portfolio is conducted by the Executive Officers and the Board of Directors, which meets to discuss, among other matters, potential exposures. Factors considered are each borrower's financial condition, the industry or sector for the economy in which the borrower operates, and overall economic conditions. Existing or potential problems are noted and reported to senior management which assesses the risk of probable loss or delinquency on a loan-by-loan basis in conjunction with a review of the regulatory authority and the recommendations of independent accountants. The Bank also employs a Loan Review and Compliance Officer whose duties include, among others, a review of the loan portfolio including delinquent and non-performing loans.

      Specific Allocations are made in situations management feels are at a greater risk for loss. A quarterly review of the Qualitative Factors, which among others are "Levels of, and Trends in, Delinquencies and Non-Accruals" and National and Local Economic Trends and Conditions" helps to ensure that areas with potential risk are noted and coverage increased to reflect upward trends in delinquencies and non-accruals. Residential first mortgage loans make up the largest part of the loan portfolio and have the lowest historical loss ratio which helps to alleviate the overall risk.

      The valuation allowance for loan losses of $1.7 million as of March 31, 1995 constitutes 1.34% of the total net loan portfolio, compared to almost $1.9 million or 1.51% for the same period in 1994. In management's opinion, this is adequate and reasonable, particularly in view of the fact that $107.6 million of the total loan portfolio, or 81.6% consists of real estate mortgage loans; and of the total real estate mortgage loans, $87.5 million or 66% constitute one to four family residential mortgage loans. This large loan volume together with the low historical loan loss experience help to prove our basis for loan loss coverage. Furthermore, if the eligible loan portfolio base were reduced by the aggregate of the residential mortgage loan sector of the portfolio, the valuation allowance for loan losses of $1.7 million would constitute 3.89% of the eligible loans, compared to 4.25% a year ago. In management's opinion, a loan portfolio consisting of 81.6% in residential and commercial real estate secured mortgage loans is by far more stable and less vulnerable than a portfolio with a higher concentration of unsecured commercial and industrial loans or personal loans.

      In May, 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Bank is required to adopt this new rule effective as of the beginning of this calendar year 1995, although earlier adoption was allowed. This statment will allow the Bank to classify its in-substance foreclosures as loans and disclose them as impaired loans, as long as requlatory guidelines are followed. Loans will generally be valued at the lower of either the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. As anticipated in late
1994, this new rule has not had a significant effect on the financial position or results of operation of the Corporation as of the end of the first quarter.

      Non-Performing assets for the bank are made up of three different types of loans, "90 Days or More Past Due", "Other Real Estate Owned" (OREO), and "Non-Accruing Loans". A comparison of these non-performing assets for 1995 and 1994 reveals an increase in all three categories with the most significant increase of 72% noted in non-accruing loans. Because the portfolio of non-accruing loans consists of $1.9 million or 98% of real estate secured mortgage loans, loss from this category of loans is eminently reduced.

      Non-performing assets as of March 31, 1995 were made up of the following:

                                                   1995            1994

Non-Accruing loans                                 $1,950,688      $1,136,187
Loans past due 90 day or more and still accruing      770,436         672,707
Other real estate owned                             1,050,371         819,582
Total                                              $3,771,495      $2,628,476

      These totals of $3.7 million for 1995 and $2.6 million for 1994 equals 2.8% and 2.07% respectively, of total gross loans, as well as 1.9% and 1.4%, respectively of total assets. As of March 31, 1995, our reserve coverage of non-performance loans was 46% as compared to 72% a year ago and 51% at December 31, 1994.

      Because these statistics show that non-performing loans increased during the first three months of 1995 compared to the same period last year, management will continue to maintain our reserve requirement at a level of approximately 1.34% of total eligible loans. The local economy is still a bit unstable and is experiencing a slower recovery than other areas which is typical in an area like ours, therefore, we will continue our conservative approach to the reserve requirements and adjust accordingly for any changes.

      Other real estate owned is made up of property that the Bank owns in lieu of foreclosure or through normal foreclosure proceedings, and property that the Bank does not hold title to but is in actual control of, known as in-substance foreclosure. It is the policy of the Bank to value property in other real estate owned at the appraised value or book value of the loan, whichever is lesser. Our appraisal policy is to appraise the property to determine the value as well as to determine if a "writedown" is necessary to bring the book value of the loan equal to the appraised value, prior to including the property in other real estate owned. Appraisals are then done annually thereafter with any additional writedowns being made at that time.

      Our current portfolio of other real estate owned equals $1,050,371 and with the exception of one property, all properties were obtained through the normal foreclosure process, with the other property having been deeded "In lieu of foreclosure". All of our properties are located in Vermont and consist of the following; a condominium project in Jay, a former farm equipment dealership in Newport, a commercial property in Derby Line, a condominium unit in Newport, a commercial property in Island Pond, land in Jay, land in Derby, a farm in Brownington, a bed-and-breakfast in North Troy, and a farm in Westmore. The farm equipment dealership and bed-and-breakfast are both under lease agreements with options to purchase. The Bank is actively attempting to sell all of the other real estate owned, and expects no material loss on any of these properties. Other real estate owned is by definition a non-earning asset, and as such has a negative impact on the Bank's earnings.

OTHER OPERATING INCOME AND EXPENSES

      Other operating income for the first quarter of 1995 was $250 thousand, compared to $241 thousand for the first quarter of 1994, an increase of almost $9 thousand or 3.7%. Although the decrease in other income of $7 thousand was outweighed by the increase in both trust department income of $6 thousand and service fees of $11 thousand, it still had an impact on the bottom line increase of just under 4% Two key factors to the decrease in other income are a decrease in both misc. sales and foreign exchange. Due to the decreasing value of the Canadian dollar, the bank has noticed a sizeable decrease in foreign exchange income over the past year.

      Other operating expenses for the first quarter of 1995 were $1.5 million compared to $1.3 million for 1994, an increase of 14.25%. Salaries, the largest portion of other operating expenses, showed an increase second only to occupancy expense, with increases of $50 thousand or 9.56% and $75 thousand or 35.47% respectively. As mentioned earlier, the contributing factor for the increase in occupancy expense was the purchase of a new computer. Speed, efficiency and a steadily growing computer work load were key factors in the determination of this major purchase. Unlike the comparison for 1994 to 1993, which showed decreases in two categories, all aspects of other operating expenses increased from 1994 to 1995.

      All components of other operating expenses are monitored by management, however, a quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the bank.

APPLICABLE INCOME TAXES

      Income before taxes decreased from $643 thousand for the first quarter of 1994 to $345 thousand for the first quarter of 1995, a decrease of $298 thousand or 46%. As a result of this decrease, provisions for income taxes for the first quarter of 1995 decreased almost 70% compared to the same period for 1994, ending the three month period at $42 thousand. A one time gain of $35 thousand from the adoption of FASB 109 helped boost the net income for 1994. This statement is based on timing differences between the accounting basis and tax basis and is carried as a deferred asset on our balance sheet. Adjustments are made on a monthly basis that effect the net income of the bank.

EFFECTS OF INFLATION

      Rates of inflation affect the reported financial condition and results of operations of all industries, including the banking industry. The effect of monetary inflation is generally magnified in bank financial and operating statements. As costs and prices rise during periods of monetary inflation, cash and credit demands of individuals and businesses increase, and the purchasing power of net monetary assets declines. While high rates of inflation have in the past strained the capital structure of financial institutions, in recent months this trend has been somewhat stable due to the Federal Reserve's policy of raising interest rates, which they did six times in the past calendar year and have done once this year. Unfortunately, this action has driven up our interest costs.

      The Corporation depends primarily on a strong net interest income to enable it's purchasing power to remain aggressive. Although net interest income was down for the first quarter of 1995, we anticipate an improvement throughout the rest of the year as loans reprice at higher rates.

FINANCIAL CONDITION

      The Financial Condition of the Corporation should be examined in terms and trends in sources and uses of funds. The table entitled "Average Balances and Interest Rates" is a comparison of daily average balances and is indicative of how sources and uses of funds have been managed. Reference to this table can once again be made to follow the comparative figures in the paragraphs below.

      Average earning assets grew by 3.4% in the first three months of 1995 as compared to the same period in 1994 to an average volume of $185.3 million. Loans, which totaled $132.4 million in 1995 and $126.2 million in 1994, comprised 71.5% and 70.4% respectively, of our earning assets with the average volume of loans increasing $6.3 million or 5% in the first three months of 1995, compared to the same period in 1994. On
March 31, 1995, residential real estate mortgages made up 67% of our portfolio, commercial loans made up 21% and personal loans made up 12%, compared to 82%, 6%, and 12% respectively in 1994.

      Taxable investments made up 15.8% of our average earning assets in the first three months of 1995, compared to 15.9% in 1994 to end the period at an average volume of $29.4 million.

      Tax-exempt investments of $18.9 million made up 10.2% of our average earning assets in the first three months of 1995, compared to $18.4 million or 10.5% in 1994.

      Federal funds sold, which had an average volume of $3.4 million, made up 1.8% of our earning assets in the first three months of 1995 and 2.6% in 1994. And ending the list of earning assets, other securities, which increased by just under $9 thousand, made up .61% in 1995, compared to .63% in 1994.

      Historically, the Bank has funded its growth by steady increases in its core deposits. The Bank has no brokered deposits as mentioned earlier, nor does it rely on large certificates or other forms of volatile deposits to fund its growth in earning assets. As interest rates decline, there is a shift to savings and money market accounts, as customers await an opportunity to reinvest at higher rates. Conversely as rates increase, funds shift from savings and money market accounts to certificates of deposit to lock in higher yields. Rates on CD's are continuing to rise slowly and we are now seeing a shift in accounts with time deposits increasing approximately 5.62% to an average volume of $89.5 million while savings accounts increased 5.87% to an average volume of $34.7 million. A decrease of .97% is noted in NOW and money market funds with an average volume of $38.3 million reported at the end of the first quarter of 1995.

CAPITAL RESOURCES

      The Corporation's stockholders' equity, which started the year at $15,518,514, was increased through earnings of $302,539 and sales of common stock of $250,975 through dividend reinvestment and debenture conversions, and adjustment of $217,780 for valuation of allowance for securities. It was decreased by dividends of $303,507 and purchase of treasury stock of $4,209 to end the first quarter of 1995 at $15,982,092 with a book value of $12.44 per share. All stockholder's equity is unrestricted. Additionally, it is noted that the net unrealized loss on valuation allowance for securities has decreased. A review of this activity shows that as the maturity date of the investments gets closer, the market price becomes favorably better, therefore, material loss is greatly reduced.

      The Bank is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively.
As of March 31, 1995, the Bank continued to maintain ratios far above the minimum requirements with reported ratios of 17% for Tier I and 18% for Total Capital.

      The Corporation intends to continue the Bank's past policy of maintaining a strong capital resource position to support its asset size and level of operations. Consistent with that policy, management will continue to anticipate the Corporation's future capital needs.

      From time to time the Corporation may make contributions to the capital of its subsidiary, the Bank. At present, regulatory authorities have made no demand on the Corporation to make additional capital contributions to the Bank's capital.



                                  PART II.

                                   Item 1

Legal Proceedings

      The Corporation is not a party to any pending legal proceedings before any court, administrative agency or other tribunal.

      There are no pending legal proceedings to which the Bank is a party or of which any of its property is the subject, other than routine litigation incidental to its banking business.

                                   Item 6

Exhibits and Reports on Form 8-K

      Exhibits - None


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           COMMUNITY BANCORP.


DATED: May 05, 1995                        By:/s/ Richard C. White
                                           ----------------------------------
                                           Richard C. White, President

DATED: May 05, 1995                        By:/s/ Stephen P. Marsh
                                           ----------------------------------
                                           Stephen P. Marsh,
                                           Vice President & Treasurer