Form 10QSB
period 1995-06-30
COMMUNITY BANCORP /VT
filed 1995-08-03
CIK 718413

CONFORMED COPY

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

                  For Six Months Ended June 30, 1995
                    Commission File Number 2-83166

                          COMMUNITY BANCORP.

     (Exact Name of Registrant as Specified in its Chapter)



           Vermont                               03-0284070
  (State of Incorporation)      (IRS Employer Identification Number)



          Derby Road,  Derby, Vermont                  05829
    (Address of Principal Executive Offices)        (zip code)


            Registrant's Telephone Number:  (802) 334-7915


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

At June 30, 1995, there were 1,305,946 shares of the Corporation's $2.50 par value common stock issued and outstanding.



                    PART I.  FINANCIAL INFORMATION

                    Item 1.  Financial Statements

                  COMMUNITY BANCORP. AND SUBSIDIARY
                 Consolidated Statement of Condition
                          ( Unaudited )


                                                 June 30      December 31     June 30
                                                 1995         1994            1994

Assets
  Cash and Due From Banks                          6,500,177    4,167,717       4,892,694
  Federal Funds Sold                                       0    3,225,000         500,000
     Total Cash and Cash Equivalents               6,500,177    7,392,717       5,392,694

  Securities held-to-maturity, at book value      26,056,840   22,347,399      17,636,909
  Securities available-for-sale, at market value  25,125,218   23,679,988      26,559,207
  Loans                                          134,129,308  133,426,385     132,238,522
    Allowance for loan losses                     (1,552,311)  (1,707,555)     (1,684,439)
    Unearned net loan fees                          (900,473)    (924,810)       (916,226)
        Net loans                                131,676,524  130,794,020     129,637,857
  Bank Premises and Equipment, Net                 3,105,185    3,137,447       2,981,589
  Accrued Interest Receivable                      1,686,137    1,387,000       1,397,639
  Other Real Estate Owned                          1,018,823      917,941         819,714
  Other Assets                                     1,478,852    1,658,135       1,586,720
       Total Assets                              196,647,756  191,314,647     186,012,329

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities
  Deposits:
    Demand, Non-Interest Bearing                  16,687,917   14,535,679      14,550,299
    NOW and Money Market Accounts                 33,612,922   37,470,422      32,765,685
    Savings                                       33,584,341   34,986,250      34,769,316
    Time Deposits, $100,000 and Over              17,733,434   14,964,802      12,814,363
    Other Time Deposits                           75,747,889   72,718,856      72,118,559
         Total Deposits                          177,366,503  174,676,009     167,018,222

  Other Borrowed Funds                                65,000       65,000       3,046,124
  Federal Funds Purchased                          1,914,000            0               0
  Accrued Interest and Other Liabilities             454,755      504,124         359,315
  Subordinated Debentures                            316,000      551,000         555,000
         Total Liabilities                       180,116,258  175,796,133     170,978,661

Stockholders' Equity
  2,000,000 shares authorized and 1,335,296 shares
  issued at 06/30/95, 1,233,726 issued at 12/31/94,
  and 1,218,595 issued at 06/30/94                 3,338,239    3,084,315       3,046,488
Surplus                                            4,992,556    3,954,284       3,752,331
Retained Earnings                                  8,699,357    9,366,926       8,970,609
   Less: Treasury Stock,
   (29,349 Shares at 6/30/95, 29,099 Shares
     at 12/31/94, and 29,093 shares at 6/30/94.)    (439,925)    (435,688)       (435,573)
Valuation Allowance for Securities                   (58,729)    (451,323)       (300,187)
        Total Stockholders' Equity                16,531,498   15,518,514      15,033,668

     Total Liabilites and Stockholders' Equity   196,647,756  191,314,647     186,012,329


                  COMMUNITY BANCORP. AND SUBSIDIARY
                         Statement of Income
                            ( Unaudited )

For The Second Quarter Ended June 30                1995         1994            1993

Interest Income
  Interest and Fees on Loans                        3,055,752    2,712,776       2,664,190
  Interest and Dividends on Investment Securities
    U.S. Treasury Securities                          416,398      384,440         347,034
    U.S. Treasury Agencies                             22,341        5,748          18,953
    Obligations of State and Political Subdivision    247,391      222,589         194,946
    Other Securities                                   16,608       17,083           2,173
  Interest on Federal Funds Sold                       29,974       10,136          18,498
       Total Interest Income                        3,788,464    3,352,772       3,245,794

Interest Expense
  Interest on Deposits                              2,057,156    1,627,184       1,533,571
  Interest on Other Borrowed Funds                      3,026       54,176             407
  Interest on Subordinated Convertible Debentures       7,530       12,923          12,849
      Total Interest Expense                        2,067,712    1,694,283       1,546,827

  Net Interest Income                               1,720,752    1,658,489       1,698,967
Provision for Loan Losses                             (15,000)     (45,000)        (50,000)
Net Interest Income after Provision                 1,705,752    1,613,489       1,648,967

Other Operating Income
  Trust Department Income                              23,511       16,401          11,479
  Service Fees                                        143,511      122,204         115,627
  Security Gains (losses)                                   0       11,915         234,630
  Other                                               148,023      130,902         141,268
      Total Other Operating Income                    315,045      281,422         503,004

Other Operating Expenses
  Salaries and Wages                                  592,378      528,014         463,938
  Pension and Other Employee Benefits                 144,569      131,317         123,703
  Occupancy Expenses, Net                             229,039      212,598         181,486
  Other                                               543,792      453,103         462,038
      Total Other Operating Expenses                1,509,778    1,325,032       1,231,165

Income Before Income Taxes                            511,019      569,879         920,806
Applicable Income Taxes (Credit)                       93,396      106,970         175,454

     NET INCOME                                       417,623      462,909         745,352

Earnings Per Share on Weighted Average
                 Primary                                 0.32         0.37            0.62
              Fully Diluted                              0.31         0.36            0.59
Weighted Average Number of Common Shares
  Used in Computing Earnings Per Share - Primary    1,301,774    1,248,978       1,209,901
              Fully Diluted                         1,343,916    1,311,265       1,279,755
Dividends Per Share                                      0.24         0.22            0.20

All per share data has been restated to reflect a 5% stock dividend paid on February 1, 1995.


                  COMMUNITY BANCORP. AND SUBSIDIARY
                         Statement of Income
                            ( Unaudited )

For the Six Months Ended June 30                    1995         1994            1993

Interest Income
  Interest and Fees on Loans                        5,936,497    5,405,258       5,289,223
  Interest and Dividends on Investment Securities
    U.S. Treasury Securities                          813,994      750,540         676,712
    U.S. Treasury Agencies                             28,208       11,599          45,804
    Obligation of State and Political Subdivisions    490,950      435,397         387,426
    Other Securities                                   36,538       33,914          40,424
Interest on Federal Funds Sold                         76,043       47,543          49,992
      Total Interest Income                         7,382,230    6,684,251       6,489,581

Interest Expense
  Interest on Deposits                              4,006,209    3,191,162       3,080,094
  Interest on Other Borrowed Funds                      4,263       55,078           1,309
  Interest on Subordinated Convertible Debentures      17,963       25,980          26,210
       Total Interest Expense                       4,028,435    3,272,220       3,107,613

   Net Interest Income                              3,353,795    3,412,031       3,381,968
Provision for Loan Losses                             (60,000)     (90,000)       (100,000)
Net Interest Income after Provision                 3,293,795    3,322,031       3,281,968

Other Operating Income
  Trust Department Income                              45,331       32,654          22,764
  Service Fees                                        277,605      245,513         216,252
  Security Gains (Losses)                                   0       11,915         287,590
  Other                                               242,318      232,562         234,357
     Total Other Operating Income                     565,254      522,644         760,963

Other Operating Expenses
  Salaries and Wages                                1,165,518    1,051,122         921,801
  Pension and Other Employee Benefits                 288,283      241,214         242,113
  Occupancy Expenses, Net                             514,983      423,658         366,963
  Other                                             1,034,359      916,118         966,733
     Total Other Operating Expenses                 3,003,143    2,632,112       2,497,610

Income Before Income Taxes                            855,906    1,212,563       1,545,321
Applicable Income Taxes (Credit)                      135,744      246,720         298,014
     NET INCOME                                       720,162      965,843       1,247,307

Earnings Per Share on Weighted Average
      Primary                                            0.56         0.78            1.04
      Fully Diluted                                      0.55         0.75            1.00
Weighted Average Number of Common Shares
Used in Computing Earnings Per Share - Primary      1,291,154    1,243,104       1,201,643
              Fully Diluted                         1,339,848    1,306,012       1,269,248
Book Value Per Share on Shares Outstanding
       on June 30,                                     $12.66       $12.04          $11.29

All per share data has been restated to reflect a 5% stock dividend paid on February 1, 1995.


                  COMMUNITY BANCORP. AND SUBSIDIARY
                       Statement of Cash Flows

For the Six Months Ended June 30                           1995         1994         1993

Cash Flows from Operating Activities
  Interest received                                         7,308,490    6,870,688    6,642,087
  Fees and commissions received                               295,202      242,979      215,780
  Other income                                                242,318      235,893      349,877
  Interest paid                                            (4,048,738)  (3,267,901)  (3,120,014)
  Cash paid to suppliers and employees                     (2,987,448)  (2,735,426)  (2,198,833)
  Income taxes paid                                           (29,000)    (178,000)    (374,500)
    Net Cash Provided by Operating Activities                 780,824    1,168,233    1,514,397

Cash Flows from Investing Activities:
  Investments - held to maturity
      Sales and maturities                                  4,464,365    3,788,330    4,766,304
      Purchases                                            (8,195,731)  (8,116,960)  (3,356,251)
  Investments - available for sale
      Sales and maturities                                  3,000,000    9,000,000    6,051,378
      Purchases                                            (4,078,200)  (8,085,500)  (4,978,444)
  Investment in limited partnership                               564      (85,750)           0
  Increase in loans, net of payments                       (1,251,753)  (6,149,987)  (8,060,006)
  Capital expenditures                                        (97,235)    (258,582)    (980,021)
  Recoveries of loans charged off                              98,540       33,567       38,011
  Proceeds from sales of other real estate owned              116,365       90,000      224,873
    Net Cash Used in Investing Activities                  (5,943,085)  (9,784,882)  (6,294,156)

Cash Flows from Financing Activities:
  Net increase in demand deposits, NOW, money mkt          (3,107,171)   3,450,893   (1,806,415)
  Net increase in certificates of deposit                   5,797,665      640,216    4,138,806
  Net increase (decrease) in other borrowed funds           1,914,000    2,971,124            0
  Payments to acquire treasury stock                           (4,237)         (68)      (2,220)
  Dividends paid                                             (330,536)    (289,789)    (255,839)
    Net Cash Provided by Financing Activities               4,269,721    6,772,376    2,074,332
    Net Increase in Cash and Cash Equivalents                (892,540)  (1,844,273)  (2,705,427)
    Cash and Cash Equivalents:
          Beginning                                         7,392,717    7,242,958    7,171,239
          Ending                                            6,500,177    5,398,685    4,465,812

Reconciliation of net income to net cash provided
 by operating activities:
    Net Income                                                720,162      965,843    1,247,307
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                              129,497      119,489       92,942
    Provisions for possible loan losses                        60,000       90,000      100,000
    Provisions for deferred taxes                             (72,878)      41,486            0
    Securities (gains) losses                                       0      (11,915)    (287,590)
    Losses on sales of other real estate owned                (12,201)           0       10,899
    Subsequent writedowns on OREO                              30,000        5,859        5,804
    Amortization of bond premium                              249,734      248,788      132,902
    Increase (decrease) in taxes payable                       33,866      102,065      (22,921)
    (Increase) decrease in interest receivable               (299,137)    (137,241)     (27,845)
    (Increase) decrease in other assets                        32,981     (154,412)     121,322
    Increase (decrease) in unamortized loan fees              (24,337)      74,890       47,449
    Interest (decrease) in interest payable                   (20,303)       4,594      (10,616)
    Increase (decrease) in accrued expenses                   (77,749)    (197,181)     103,574
    Increase (decrease) in other liabilities                   31,189       15,968        1,170
      Net Cash Provided by Operating Activities               780,824    1,168,233    1,514,397

Supplemental schedule of noncash investing and
 financing activities:
    Unrealized loss on securities available for sale          $88,984     $300,187           $0
    Other real estate owned / acquired in settlements        $297,546       $5,991         $588
      of loans
    Debentures converted to common stock                     $235,000      $16,000     $101,000
    5% Stock dividend at market value                        $150,578           $0     $135,066

Dividends Paid:
    Dividends payable                                        $611,952     $517,896     $456,108
    Dividends reinvested                                    ($281,416)   ($228,107)   ($200,269)
                                                             $330,536     $289,789     $255,839


                   AVERAGE BALANCES AND INTEREST RATES

    The table below presents the following information: average earning assets (including non-accrual loans) and average interest bearing liabilities supporting earning assets and interest income and interest expense as a yield/rate.

                                  FIRST 6 MONTHS                      FIRST 6 MONTHS
                                       1995                                1994
                       AVERAGE        INCOME/     RATE/     AVERAGE       INCOME/     RATE/
                       BALANCE        EXPENSE     YIELD     BALANCE       EXPENSE     YIELD

EARNING ASSETS

Loans (gross)          132,877,718    5,936,497   9.01%     127,701,555    5,405,258  8.54%
Taxable Investment      30,165,510      842,202   5.63%      29,733,030      766,283  5.20%
 Securities
Tax-Exemt Investment(1) 18,943,430      736,912   7.84%      19,280,092      659,693  6.90%
 Securities
Federal Funds Sold       2,753,591       76,043   5.57%       2,870,442       47,543  3.34%
Other Securities         1,146,206       41,127   7.24%       1,156,498       18,971  3.31%
     TOTAL             185,886,455    7,632,781   8.28%     180,741,617    6,897,748  7.70%


INTEREST BEARING
 LIABILITIES

Savings Deposits        34,380,682      510,233   2.99%      33,486,547      497,503  3.00%
NOW & Money Market      37,002,344      699,765   3.81%      38,086,013      632,491  3.35%
 Funds
Time Deposits           90,968,240    2,796,212   6.20%      85,238,902    2,061,169  4.88%
Other Borrowed Funds       141,861        4,263   6.06%       2,201,209       55,078  5.05%
Sub. Debentures            384,000       17,963   9.43%         557,000       25,980  9.41%
     TOTAL             162,877,127    4,028,436   4.99%     159,569,671    3,272,221  4.14%

Net Interest Income                   3,604,345                            3,625,527
Net Interest Spread(2)                            3.29%                               3.56%
Interest Differential(3)                          3.91%                               4.05%

<F1>   Income on investment securities of state and political subdivisions is stated on a fully taxable basis (assuming a 34 percent tax rate).
<F2>   Net interest spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
<F3>   Interest differential is net interest income divided by average earning assets.


               CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

      The following table summarizes the variances in income for the first six months of 1995 and 1994 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.

                                         1995 compared to 1994
RATE VOLUME                     Variance      Variance
                                Due to        Due to       Total
                                Rate(1)       Volume(1)    Variance

INCOME EARNING ASSETS

Loans                            64,902       466,337      531,239
Taxable Investment Securities    51,570        24,349       75,919
Tax-Exemt Invest. Securities(2) 103,629       (26,410)      77,219
Federal Funds Sold               35,007        (6,507)      28,500
Other Securities                 22,901          (745)      22,156

  Total Interest Earnings       278,008       457,025      735,033

INTEREST BEARING LIABILITIES

Savings Deposits                (14,029)       26,759       12,730
NOW & Money Market Funds        108,601       (41,327)      67,274
Time Deposits                   379,903       355,140      735,043
Other Borrowed Funds             53,096      (103,911)     (50,815)
Sub. Debentures                   8,255       (16,272)      (8,017)
      Total Interest Expense    535,826       220,389      756,215

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

<F2> Income on tax-exempt securities is stated on a fully taxable basis.  The assumed rate is 34%.


                          COMMUNITY BANCORP.
                      PRIMARY EARNINGS PER SHARE

FOR THE SECOND QUARTER ENDED JUNE 30              1995          1994          1993

Net Income                                          417,623       462,909       754,352

Average Number of Common Shares Outstanding       1,301,774     1,248,978     1,209,901


Earnings Per Common Share                              0.32          0.37          0.62


FOR THE SIX MONTHS ENDED JUNE 30                  1995          1994          1993

Net Income                                          720,162       965,843     1,247,307

Average Number of Common Shares Outstanding       1,291,154     1,243,104     1,201,643

Earnings Per Common Share                              0.56          0.78          1.04



                          COMMUNITY BANCORP.
                   FULLY DILUTED EARNINGS PER SHARE

FOR THE SECOND QUARTER ENDED JUNE 30              1995          1994          1993

Net Income                                          417,623       462,909       754,352

Adjustments to Net Income (Assuming Conversion
    of Subordinated Convertible Debentures).          4,969         8,529         8,480

         Adjusted Net Income                        422,592       471,438       762,832


Average Number of Common Shares Outstanding       1,301,774     1,248,978     1,209,901

Increase in Shares (Assuming Conversion of
   Convertible Debentures).                          42,142        62,287        69,854

Average Number of Common Shares Outstanding
             (Fully Diluted).                     1,343,916     1,311,265     1,279,755

Earnings Per Common Share Assuming Full Dilution       0.31          0.36          0.60



FOR THE SIX MONTHS ENDED JUNE 30                  1995          1994          1993

Net Income                                          720,162       965,843     1,247,307

Adjustments to Net Income (Assuming Conversion
    of Subordinated Convertible Debentures).         11,855        17,147        17,299

          Adjusted Net Income                       732,017       982,990     1,264,606


Average Number of Common Shares Outstanding       1,291,154     1,243,104     1,201,643

Increase in Shares (Assuming Conversion of
    Convertible Debentures).                         48,694        62,908        67,605

Average Number of Common Shares Outstanding
             (Fully Diluted).                     1,339,848     1,306,012     1,269,248


Earnings Per Common Share Assuming Full Dilution       0.55          0.75          1.00



                               PART I.

                                Item 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      THE RESULTS OF OPERATIONS

                    Six Months Ended June 30, 1995


     Community Bancorp. is a one-bank holding company whose only subsidiary is Community National Bank. The Bank's main office is located in Derby, with branch offices located in Newport, Troy, Derby Line, Barton, and Island Pond. All of these offices are located in Orleans County, with the exception of the Island Pond office which is located in Essex County. The Bank recently expanded its service area with the opening of a full-service branch in the town of St. Johnsbury, located in Caledonia County. This banking office occupies a section of a building which also houses a major chain supermarket. An open house was held on June 19, 1995 to familiarize customers with the new facility. Both establishments opened for business on June 20, 1995. As of June 30, 1995, total deposits of $836 thousand were reported, with demand deposits comprising more than half of this total, and gross loans totaled $164 thousand of which $129 thousand are installment loans. Management anticipates a steady increase in these figures. Unlike the other branches that are open Monday - Friday, 7:30 a.m. to 6:00 p.m. and Saturday, 7:30 a.m. to 12:30 p.m., the St. Johnsbury office is open Monday - Wednesday, 8:00 a.m. to 6:00 p.m.; Thursday & Friday,
8:00 a.m. to 8:00 p.m.; Saturday 9:00 a.m. to 6:00 p.m.; and Sunday
10:00 a.m. to 4:00 p.m. These hours will accommodate shoppers at the supermarket, which is open 24 hours a day.

     While the financial statements, which precede this narrative, reflect consolidated figures, the following discussion refers primarily to the Bank's operations, as most of the Bancorp's business is conducted through the Bank. Many of the comparisons throughout the following paragraphs refer to the preceding tables for a visual comparison of the figures and percentages disclosed.


LIQUIDITY

     Liquidity management refers to the ability of Community National
Bank to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Our time deposits greater than $100,000 increased $4.9 million or 38.4 percent for the first six months of 1995 compared to 1994. Other time deposits increased from $72.1 million at the end of the first six months of 1994 to $75.7 million at the end of the first six months of 1995, an increase of 5 percent. A review of these deposits, primarily the time deposits over $100,000 indicates that the growth is notable generated locally and regionally and are established customers of the Bank. The Bank has no brokered deposits. All other interest bearing deposit accounts in total decreased .5 percent to end the six month comparison period at $67.1 million for 1995 compared to $67.5 million for 1994. Our net loan portfolio increased from $129.6 million for the first six months of 1994 to $131.7 million for the same period of 1995 or 1.6 percent. Of this total portfolio of $131.7 million, $71.6 million are scheduled to reprice within one year and almost $5 million are scheduled to mature within one year. At the end of the first six months of 1995, the Bank reported other short term investments of "Available-for-Sale" securities at a market price of $25.1 million, compared to $26.6 million for the same period in 1994, while the book value of securities classified as "Held-to-Maturity" increased to $26 million from $17.6 million for the same comparison period.


RESULTS OF OPERATIONS

     Net Income for the second quarter ended June 30, 1995 was $418 thousand representing a decrease of almost 10 percent compared to a net income of $463 thousand for the second quarter ended June 30, 1994. The results of this are primary earnings per share of $0.32 for the second quarter of 1995 compared to $0.37 for the second quarter of 1994, and fully diluted earnings per share of $0.31 and $0.36 respectively. Net income for the first six months of 1995 was $720 thousand compared to $966 thousand for the first six months of 1994, a decrease of 25 percent. As a result, primary earnings per share of $0.56 and $0.78 were reported for 1995 and 1994, respectively, while fully diluted earnings per share ended the six month period at $0.55 for 1995, compared to $0.75 for 1994. The first six months of 1995 were not as profitable as the same period in 1994, in view of a greater increase in operating expenses due to the addition of the St. Johnsbury office and the purchase of a new computer system.

     A 5% stock dividend was declared on January 10, 1995, payable
February 1, 1995 to stockholders of record on January 15, 1995. All per share data has been restated for prior comparison periods to reflect the 5% stock dividend. A cash dividend of $0.24 was declared on April 4, 1995, payable on May 1, 1995 to stockholders of record on April 15, 1995.

     Net interest income, the difference between interest income and expense, represents the largest portion of the Bank's earnings, and is affected by the volume, mix, and interest rate sensitivity of earning assets versus interest bearing liabilities.

     Net interest income for the second quarter of 1995 increased to $1.72 million from $1.66 million in 1994, or 3.7 percent, while net interest income for the first six months decreased from $3.4 million in 1994 to $3.35 million in 1995, a decrease of 1.7 percent. Interest income increased by $436 thousand or 13 percent for the second quarter of 1995 from $3.4 million in 1994 to $3.8 million in 1995. Interest income for the first six months of 1995 increased to $7.5 million compared to $6.7 million in 1994, an increase of 10.4 percent. Interest expense increased by $313 thousand or 22 percent for the second quarter of 1995 compared to 1994. Interest expense for the first six months increased to $4 million from $3.3 million in 1994, an increase of 23 percent. A review of the six month figures for interest earned on loans, the major source of interest income, and interest paid on deposits, the major source of interest expense, shows increases of 10 percent versus 26 percent respectively. The result is a tax equivalent spread of 3.91% and 4.05% in 1995 and 1994, respectively.


     The following paragraphs are comparisons of average balances and the respective average yield for interest earning assets and interest bearing liabilities. Figures for these comparisons were obtained from the table labeled "Average Balances and Interest Rates", which can be found in the preceding section. Income on tax-exempt securities is stated on a fully tax equivalent basis on this table, therefore, figures presented are higher than those in the Statement of Income included with the financial statements.

     Income from loans for the first six months of 1995 increased to $5.9 million or by 10 percent compared to $5.4 million for the same period in 1994. The average volume of loans increased by 4 percent, or $5.2 million and the yield on those loans increased from 8.54% for the first six months of 1994 to 9.01% for the first six months of 1995, an increase of 47 basis points.

     The average volume of taxable investments increased to $30.2 million or by 1.5 percent, and the yield on these investments for the first six months of 1995 rose by 43 basis points, from a yield of 5.20% in 1994 to 5.63% in 1995. Of the total taxable investment, approximately $22.4 million are investments classified as available-for-sale, with the remaining
$7.8 million classified as held-to-maturity. A decrease is noted in the average volume of tax-exempt investments from $19.3 million for the first six months of 1994 to $18.9 million for the same period in 1995, a decrease of 1.7 percent. All of these investments are classified as held-to-maturity. Other securities ended the six month period in 1995 at an average volume of $1.15 million, resulting in a decrease of less than one percent compared to the same period last year. The Bank currently has no investments classified as trading securities, and does not intend to carry any of these securities. The yield on treasuries remains above the yield on other short term investments such as federal funds, therefore, the Bank continues to invest more in these higher yielding securities.

     Interest income on federal funds sold increased to $76 thousand with an average yield of 5.57% for the first six months of 1995, compared to income of $47 thousand with an average yield of 3.34% for the first six months of 1994, an increase of 62 percent. The average volume decreased to $2.7 million from $2.8 million for the same comparison periods. A quick review of the financial statements indicate actual federal funds sold on June 30, 1994 were $500 thousand compared to a purchase of $1.9 million on June 30, 1995.

     In total, our average earning assets increased to $185.9 million or by
2.9 percent during the first six months of 1995, compared to the same period in 1994, and the average yield on those earning assets increased by 58 basis points to end the six month period in 1995 at 8.28% compared to 7.70% for the same period last year. Our net yield, or net interest spread as defined on the "Average Balances and Interest Rates" table, was 3.29% for the first six months of 1995, compared to 3.56% in 1994. This decrease in yield on earning assets is attributable to a 58 basis point increase in yield on assets, compared to an 85 basis point increase in the average rate paid on interest bearing liabilities.

     Our average time deposit volume increased to $90.9 million, or
6.7 percent during the first six months of 1995. Interest paid on time deposits increased from $2.1 million in 1994 to $2.8 million for the first six months of 1995, resulting in an increase of 132 basis points on the average yield reported of 4.88% for 1994 to 6.20% for 1995.

     Now and money market funds decreased to $37 million or 2.8 percent in volume in 1995 while interest expense on these funds increased by $67 thousand, or 10.6 percent to a six month expense figure for 1995 of almost $700 thousand. The average rate on these funds rose 46 basis points to a rate of 3.81% compared to 3.35% for the first six months of 1994.

     Other borrowed funds decreased to an average volume of $142 thousand with an average yield of 6.06%. Interest expense decreased by 92 percent for the six month comparison period to end at just over $4 thousand as of June 30, 1995.

     Savings deposits increased by 2.7 percent from an average volume of $33.5 million in 1994 to an average volume of $34.4 million for the same period in 1995. Interest expense on savings deposits increased from $498 thousand to $510 thousand for the comparison period, an increase of 2.4 percent.

     Subordinated debentures have been decreasing steadily in the first six months of 1995. The 9% debentures are being redeemed more because it is to the debenture holder's economic benefit.

     As of June 30, 1995, there are 9% debentures outstanding totaling $232,000 and 11% debentures outstanding totaling $84,000, compared to June 30, 1994 totals of $468,000 and $87,000, respectively. This decrease in debentures outstanding leads to the decrease in interest expense, which was reported at $26 thousand for the first six months of 1994 and $18 thousand for the first six months of 1995.


ALLOWANCE FOR POSSIBLE LOSSES ON LOANS

     In the opinion of management, adequate loan loss coverage is considered to be one of the most crucial areas of financial safety and profitability of the Bank. As a result, loans are typically reviewed on a loan-by-loan basis, focusing more intently on potential problem loans. A review of the overall level of risk within the portfolio helps to insure adequate coverage in the event of future chargeoffs. Emphasis is placed on each borrower's financial condition, the industry or sector for the economy in which the borrower operates, and overall economic conditions. The Executive Officers and Board of Directors review the loan portfolio on a monthly basis noting existing and potential problems in the portfolio. The Bank also employs a Loan Review and Compliance Officer whose duties, among others,
include an ongoing review of delinquent and non-performing loans.   All
findings and recommendations are then brought to senior management for further assessment and final judgement as to the appropriate action to follow.

     Specific Allocations are made in situations management feels are at a greater risk for loss. A quarterly review of the Qualitative Factors, which, among others, are "Levels of, and Trends in, Delinquencies and Non-Accruals" and "National and Local Economic Trends and Conditions" helps to ensure that areas with potential risk are noted and coverage increased to reflect upward trends in delinquencies and non-accruals. Residential first mortgage loans make up the largest part of the loan portfolio and have the lowest historical loss ratio which helps to alleviate the overall risk.

     The valuation allowance for loan losses of $1.6 million as of June 30, 1995 constitutes 1.2 percent of the total loan portfolio, compared to $1.7 million or 1.3 percent for the same period in 1994. This allowance figure is sufficient in light of the fact that of the total loan portfolio of $134.1 million $109.2 million or 81.4 percent are real estate mortgage loans; and of this total, $88.5 million or 81 percent constitute one to four family residential mortgage loans. Increases are noted in all totals compared to last years figures of $132.2 million in totals loans, $107.6 million in real estate mortgage loans, which represents 81 percent of the total portfolio, and a further breakdown shows $86.8 million in one to four family residential mortgage loans, representing almost 81 percent of the real estate loan portfolio. Historically, the Bank has experienced minimal loan loss with this particular portfolio of loans which further help support the basis for managements opinion of adequate loan loss coverage. Furthermore, a loan portfolio consisting of 81.4 percent in residential and commercial real estate secured mortgage loans is by far more stable and less vulnerable than a portfolio with a higher concentration of unsecured commercial and industrial loans or personal loans.

     In May, 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Bank is required to adopt this new rule effective as of the beginning of this calendar year, although earlier adoption was allowed. This statement will allow the Bank to classify its in-substance foreclosures as loans and disclose them as impaired loans, as long as regulatory guidelines are followed. Loans will generally be valued at the lower of either the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. As anticipated in late 1994, this new rule has not had a significant effect on the financial position or results of operation of the Corporation as of the end of the first half of 1995.

     Non-Performing assets for the bank are made up of three different types of loans, "90 Days or More Past Due", "Other Real Estate Owned" (OREO), and "Non-Accruing Loans". A comparison of these non-performing assets for 1995 and 1994 reveals an increase in all three categories with the most significant increase of 24 percent noted in non-accruing loans. Because the portfolio of non-accruing loans consists of $1.8 million or 92 percent of real estate secured mortgage loans, loss from this category of loans is eminently reduced.

          Non-performing assets as of June 30, 1995 and 1994 were made up of the following:

                                                   1995            1994

Non-Accruing loans                                 $1,905,134      $1,595,115
Loans past due 90 day or more and still accruing      311,404         296,441
Other real estate owned                             1,018,823         819,714
      Total                                        $3,235,361      $2,711,270

     These totals of $3.2 million for 1995 and $2.7 million for 1994 equals
2.41 percent and 2.05 percent respectively, of total gross loans, as well as 1.6 percent and 1.5 percent, respectively of total assets. As of June 30, 1995, our reserve coverage of non-performance loans was 48 percent compared to 62 percent a year ago and 51 percent at December 31, 1994.

     Because these statistics show that non-performing loans continues to increase during the first half of 1995 compared to the same period last year, management will continue to maintain our reserve requirement at a level of approximately 1.2 percent of total eligible loans. The local economy is still a bit unstable and is experiencing a slower recovery than other areas which is typical in an area like ours, therefore, we will continue our conservative approach to the reserve requirements and adjust accordingly for any changes.

     Other real estate owned is made up of property that the Bank owns in lieu of foreclosure or through normal foreclosure proceedings, and property that the Bank does not hold title to but is in actual control of, known as in-substance foreclosure. It is the policy of the Bank to value property in other real estate owned at the appraised value or book value of the loan, whichever is lesser. Our policy is to appraise the property to determine the value as well as to determine if a write-down is necessary to bring the book value of the loan equal to the appraised value, prior to including the property in other real estate owned. Appraisals are then done annually thereafter with any additional write-downs being made at that time.

     Our current portfolio of other real estate owned equals $1,018,823 and with the exception of one property, all properties were obtained through the normal foreclosure process, with the other property having been deeded, in lieu of foreclosure. All of our properties are located in Vermont and consist of the following; a condominium project in Jay, a former farm equipment dealership in Newport, three condominium units in Newport, a farm in Brownington, a commercial property in Island Pond, a farm in Westmore, and bed-and-breakfast in North Troy. The farm equipment dealership and bed-and-breakfast are both under lease agreements with options to purchase. The Bank is actively attempting to sell all of the other real estate owned, and expects no material loss on any of these properties. Other real estate owned is by definition a non-earning asset, and as such has a negative impact on the Bank's earnings.


OTHER OPERATING INCOME AND EXPENSES

     Other operating income for the second quarter of 1995 was $315 thousand, compared to $281 thousand for the second quarter of 1994, an increase of $34 thousand or 12 percent. The greatest increase of just over $21 thousand was recognized in service fees, with the next significant increase of $17 thousand reported in other income. Other operating income for the first six months increased from $523 thousand in 1994 to $565 thousand in 1995, an increase of $42 thousand or 8 percent. Service fees again topped the list with an increase of $32 thousand or 13 percent, followed by a $13 thousand increase in trust department income. Income from sold loans, a component of other income, increased 100 percent to a six month income figure for 1995 of $43 thousand, while foreign exchange income decreased by $8 thousand to end June 1995 at $16 thousand compared to $24 thousand for the same period last year. The exchange rate on the Canadian dollar remains less than favorable creating a negative impact on earnings generated through exchange.

     Other operating expense for the second quarter of 1995 were $1.5 million compared to $1.3 million for 1994, an increase of 14 percent. Salaries, the largest portion of other operating expense, showed an increase of $64 thousand or 12 percent. Other expense increased by $91 thousand or 20 percent. Other operating expense for the first six months increased by $371 thousand from $2.6 million in 1994 to $3 million in 1995. Topping the increase for this comparison period also was other expense with an increase of $118 thousand or 13 percent and salaries noting an increase of just over $114 thousand or 11 percent. Other real estate expense, a component of other expenses, had the most sizeable increase contributing almost $60 thousand to the overall increase. This increase coincides with the increase in OREO properties for the comparison period. Liability insurance ends the six month period in 1995 at a figure of almost $23 thousand which is less than last years figure of just over $34 thousand by about $11 thousand, or 33 percent. The rate charged on liability insurance for the Bank dropped this year creating a positive effect on the expenses of the Bank.

     All components of other operating expenses are monitored by management, with a more diligent quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the bank.


APPLICABLE INCOME TAXES

     Income before taxes decreased from almost $570 thousand for the second quarter of 1994 to $511 thousand for the second quarter of 1995, a decrease of $59 thousand or 10.4 percent. As a result of this decrease, provision for income taxes for the second quarter of 1995 decreased by 13 percent compared to the same period for 1994, ending the three month period at $93 thousand. Income before taxes for the first six months decreased from $1.2 million for 1994 to $856 thousand for 1995, a decrease of just over $356 thousand or 29 percent. This lead to a decrease in provision for income taxes of $111 thousand to end the first six months of 1995 at $136 thousand. A one time gain of $35 thousand from the adoption of FASB 109 helped boost the net income for the first quarter of 1994. This statement is based on timing differences between the accounting basis and tax basis and is carried as a deferred asset on our balance sheet.


EFFECTS OF INFLATION

     Rates of inflation affect the reported financial condition and result of operations of all industries, including the banking industry. The effect of monetary inflation is generally magnified in bank financial and operating statements as costs and prices rise during periods of monetary inflation, cash and credit demands of individuals and businesses increase, and the purchasing power of net monetary assets declines. While high rates of inflation have in the past strained the capital structure of financial institutions, in recent months this trend has been somewhat alleviated by declining rates of inflation, with a resulting relaxation of the erosion of the purchasing power of monetary assets.

     The Corporation's ability to preserve its purchasing power depends primarily on its ability to manage net interest income. Although net interest income was down for the first quarter of 1995, the second quarter showed positive signs of improvement.


FINANCIAL CONDITION

     Average earning assets grew by 2.8 percent in the first six months of 1995 as compared to the same period in 1994 to an average volume of $185.9 million. Loans, which totaled $132.8 million in 1995 and $127.7 million in 1994, comprised 71.5 percent and 70.6 percent respectively, of our earning assets with the average volume of loans increasing $5.2 million or 4 percent in the first six months of 1995, compared to the same period in 1994. On June 30, 1995, residential real estate mortgages made up 66 percent of our portfolio, commercial loans made up 21 percent, and personal loans made up 13 percent, which almost mirrors the six month figures for last year of 66%, 22%, and 12% respectively.

     Taxable investments made up 16.2 percent of our average earning assets in the first six months of 1995, compared to 16.5 percent in 1994 to end the period at an average volume of $30.2 million. Tax-exempt investments of $18.9 million made up 10.1 percent of our average earning assets in the first six months of 1995, compared to $19.3 million or 10.7 percent in 1994.

     Federal funds sold, which had an average volume of $2.7 million, made up 1.5 percent of our earning assets in the first six months of 1995 and
1.6 percent in 1994. And ending the list of earning assets, other securities, decreased by about $10 thousand, and made up .61% in 1995, compared to .64% in 1994.

     Historically, the Bank has funded its growth by steady increases in its core deposits. The Bank has no brokered deposits, nor does it rely on large certificates or other forms of volatile deposits to fund its growth in earning assets. As interest rates decline, there is a shift to savings and money market accounts, as customers await an opportunity to reinvest at higher rates. Conversely as rates increase, funds shift from savings and money market accounts to certificates of deposit to lock in higher yields. Rates on CD's are continuing to rise slowly and we are now seeing a shift in accounts with time deposits increasing approximately 6.6 percent to an average volume of $90.9 million making up 56 percent of the total interest bearing liabilities, while savings accounts made up 21 percent of the total increasing 2.7 percent to an average volume of $34.4 million. A decrease of 2.8 percent is noted in NOW and money market funds with an average volume of $37 million, or 23 percent of the total interest bearing liabilities reported at the end of the first six months of 1995. Other borrowed funds decreased in volume 94 percent, from $2.2 million at the end of June '94 to $142 thousand at the end of June '95, comprising .08 percent of the total interest bearing liabilities. This decrease is attributed to the repayment of funds borrowed through Federal Home Loan Bank of Boston.


CAPITAL RESOURCES

     The Corporation's stockholders' equity, which started the year at $15,518,514, was increased through earnings of $720,162 and sales of common stock of $516,416 through dividend reinvestment and debenture conversions, and adjustment of $392,594 for valuation of allowance for securities. It was decreased by dividends of $611,952 and purchase of treasury stock of $4,236 to end the first six months of 1995 at $16,531,498 with a book value of $12.66 per share. All stockholder's equity is unrestricted. Additionally, it is noted that the net unrealized loss on valuation allowance for securities has decreased. A review of this activity shows that as the maturity date of the investments gets closer, the market price becomes favorably better, therefore, material loss is greatly reduced.

     The Bank is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively. As of June 30, 1995, the Bank continued to maintain ratios far above the minimum requirements with reported ratios of 17.3% for Tier I and 18.6% for Total Capital.

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

                                 COMMUNITY BANCORP.


DATED:  July 31, 1995                   By:/s/ Richard C. White
                                        -------------------------
                                        Richard C. White, President

DATED:  July 31, 1995                   By:/s/ Stephen P. Marsh
                                        -------------------------
                                        Stephen P. Marsh,
                                        Vice President & Treasurer