Form 10QSB
period 1995-09-30
COMMUNITY BANCORP /VT
filed 1995-11-14
CIK 718413

CONFORMED COPY

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

               For Nine Months Ended September 30, 1995
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

At September 30, 1995, there were 1,318,056 shares of the Corporation's $2.50 par value common stock issued and outstanding.

Total Pages - 19 Pages







                    PART I.  FINANCIAL INFORMATION

                    Item 1.  Financial Statements



      COMMUNITY BANCORP. AND SUBSIDIARY
     Consolidated Statement of Condition
               ( Unaudited )

                                         September 30 December 31 September 30
                                         1995         1994         1994

Assets
 Cash and Due From Banks                   4,714,224    4,167,717    5,101,064
 Federal Funds Sold                          575,000    3,225,000    2,725,000
    Total Cash and Cash Equivalents        5,289,224    7,392,717    7,826,064

 Securities Held-to-Maturity,
  at Book Value                           25,755,691   22,347,399   19,320,949
 Securities Available-for-Sale,
  at Market Value                         21,604,594   23,679,988   24,938,425
 Loans                                   135,800,230  133,426,385  131,795,091
  Allowance for Loan Losses               (1,557,312)  (1,707,555)  (1,678,668)
  Unearned Net Loan Fees                    (908,884)    (924,810)    (921,487)
       Net Loans                         133,334,034  130,794,020  129,194,936
 Bank Premises and Equipment, Net          3,328,594    3,137,447    3,005,728
 Accrued Interest Receivable               1,594,661    1,387,000    1,356,042
 Other Real Estate Owned                   1,035,362      917,941      802,929
 Other Assets                              1,564,158    1,658,135    1,755,259
      Total Assets                       193,506,318  191,314,647  188,200,332

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Deposits:
   Demand, Non-Interest Bearing           15,826,684   14,535,679   15,614,723
   NOW and Money Market Accounts          31,408,489   37,470,422   33,818,537
   Savings                                32,577,836   34,986,250   36,340,660
   Time Deposits, $100,000 and Over       18,249,518   14,964,802   14,269,731
   Other Time Deposits                    77,599,517   72,718,856   71,873,388
      Total Deposits                     175,662,044  174,676,009  171,917,039

 Other Borrowed Funds                         65,000       65,000       75,000
 Accrued Interest and Other Liabilities      590,139      504,124      382,581
 Subordinated Debentures                     287,000      551,000      555,000
        Total Liabilities                176,604,183  175,796,133  172,929,620

Stockholders' Equity
 2,000,000 shares authorized and 1,347,408
 shares issued at 09/30/95, 1,295,412
 issued at 12/31/94, and 1,287,096 issued
 at 09/30/94                               3,368,521    3,238,531    3,217,741
 Surplus                                   5,134,335    3,954,284    3,850,534
 Retained Earnings                         8,876,568    9,212,710    8,965,021
   Less: Treasury Stock,
   (29,352 shares at 9/30/95, 29,099
    at 12/31/94 and 29,095 at 9/30/94.)     (439,974)    (435,688)    (435,610)
 Valuation Allowance for Securities          (37,315)    (451,323)    (326,974)
        Total Stockholders' Equity        16,902,135   15,518,514   15,270,712

Total Liability and Stockholders' Equity 193,506,318  191,314,647  188,200,332


    COMMUNITY BANCORP. AND SUBSIDIARY
          Statement of Income
             ( Unaudited )

For The Third Quarter Ended September 30      1995       1994        1993

Interest Income
  Interest and Fees on Loans                  3,186,035  2,789,907   2,736,370
  Interest and Dividends on Invest. Securities
    U.S. Treasury Securities                    416,722    305,655     325,254
    U.S. Treasury Agencies                       21,975      5,857       5,857
    Oblig. State and Political Subdivisions     250,205    224,473     172,696
    Other Securities                             18,404     17,943      25,241
  Interest on Federal Funds Sold                 35,148     26,804      15,655
      Total Interest Income                   3,928,489  3,370,639   3,281,073

Interest Expense
  Interest on Deposits                        2,090,354  1,669,164   1,490,928
  Interest on Other Borrowed Funds                2,574     46,653           0
  Interest on Subordinated Convert. Debentures    7,260     12,923      13,333
     Total Interest Expense                   2,100,188  1,728,740   1,504,261

Net Interest Income                           1,828,301  1,641,899   1,776,812
Provision for Loan Losses                       (30,000)   (45,000)    (50,000)
Net Interest Income after Provision           1,798,301  1,596,899   1,726,812

Other Operating Income
  Trust Department Income                        23,104     26,916      11,919
  Service Fees                                  142,870    130,086     119,412
  Security Gains (losses)                             0      8,734       2,436
  Other                                         114,579    120,986      89,090
      Total Other Operating Income              280,553    286,722     222,857

Other Operating Expenses
  Salaries and Wages                            562,241    542,229     480,100
  Pension and Other Employee Benefits           181,654    119,780     124,459
  Occupancy Expenses, Net                       287,717    206,668     181,953
  Other                                         430,902    518,729     464,673
      Total Other Operating Expenses          1,462,514  1,387,406   1,251,185

  Income Before Income Taxes                    616,340    496,215     698,484
  Applicable Income Taxes (Credit)              125,516     86,884     187,789
    NET INCOME                                  490,824    409,331     510,695

Earnings Per Share on Weighted Average
                  Primary                          0.37       0.33        0.42
               Fully Diluted                       0.37       0.32        0.40

Weighted Average Number of Common Shares
 Used in Computing Earnings Per Share
                  Primary                     1,316,946  1,256,546   1,222,599
               Fully Diluted                  1,353,212  1,318,834   1,287,409

Dividends Per Share                                0.24       0.22        0.20

All per share data has been restated to reflect a 5% stock dividend paid on February 1, 1995.


    COMMUNITY BANCORP. AND SUBSIDIARY
          Statement of Income
            ( Unaudited )

For the Nine Months Ended September 30       1995       1994         1993

Interest Income
 Interest and Fees on Loans                   9,122,532  8,195,165   8,025,593
 Interest and Dividends on Invest. Securities
   U.S. Treasury Securities                   1,230,716  1,056,195   1,001,966
   U.S. Treasury Agencies                        50,183     17,456      51,661
   Oblig. of State and Political Subdivision    741,155    659,870     560,122
   Other Securities                              54,942     51,857      65,665
 Interest on Federal Funds Sold                 111,191     74,347      65,647
        Total Interest Income                11,310,719 10,054,890   9,770,654

Interest Expense
  Interest on Deposits                        6,096,563  4,860,326   4,571,022
  Interest on Other Borrowed Funds                6,837    101,731       1,309
  Interest on Subordinated Convert. Debentures   25,223     38,903      39,543
       Total Interest Expense                 6,128,623  5,000,960   4,611,874

 Net Interest Income                          5,182,096  5,053,930   5,158,780
 Provision for Loan Losses                      (90,000)  (135,000)   (150,000)
 Net Interest Income after Provision          5,092,096  4,918,930   5,008,780

Other Operating Income
  Trust Department Income                        68,435     59,570      34,683
  Service Fees                                  420,475    375,599     335,664
  Security Gains (Losses)                             0     20,649     290,026
  Other                                         356,897    353,548     323,447
      Total Other Operating Income              845,807    809,366     983,820

Other Operating Expenses
  Salaries and Wages                          1,727,759  1,593,351   1,401,901
  Pension and Other Employee Benefits           469,937    360,994     366,572
  Occupancy Expenses, Net                       802,700    630,326     548,916
  Other                                       1,465,261  1,434,846   1,431,406
      Total Other Operating Expenses          4,465,657  4,019,517   3,748,795

 Income Before Income Taxes                   1,472,246  1,708,779   2,243,805
 Applicable Income Taxes (Credit)               261,260    333,605     485,803
     NET INCOME                               1,210,986  1,375,174   1,758,002

Earnings Per Share on Weighted Average
                 Primary                           0.93       1.10        1.45
              Fully Diluted                        0.91       1.07        1.40
Weighted Average Number of Common Shares
   Used in Computing Earnings Per Share
                 Primary                      1,299,846  1,247,634   1,208,705
              Fully Diluted                   1,344,351  1,310,334   1,275,369

Book Value Per Share on Shares Outstanding
     on September 30,                            $12.82     $12.14      $11.45

All per share data has been restated to reflect a 5% stock dividend paid on February 1, 1995.


        COMMUNITY BANCORP. AND SUBSIDIARY
              Statement of Cash Flows

For the Nine Months Ended September 30,    1995        1994        1993

Cash Flows from Operating Activities
 Interest received                          11,428,376  10,377,785  10,109,702
 Fees and commissions received                 441,660     385,710     338,689
 Other income                                  356,897     352,434     366,001
 Interest paid                              (6,113,444) (5,024,630) (4,627,582)
 Cash paid to suppliers and employees       (4,221,693) (4,082,781) (3,434,499)
 Income taxes paid                            (156,000)   (309,000)   (624,500)
   Net Cash Provided by Operating Activities 1,735,796   1,699,518   2,127,811

Cash Flows from Investing Activities:
 Investments - held to maturity
   Sales and maturities                     14,553,071  12,192,162   8,995,363
   Purchases                               (18,021,728)(18,205,503)(13,227,798)
 Investments - available for sale
   Sales and maturities                      6,500,000  10,500,000   8,051,379
   Purchases                                (4,078,200) (8,085,500) (4,978,444)
 Investment in limited partnership            (103,476)    (85,750)          0
 Increase in loans, net of payments         (3,017,541) (5,902,079) (9,715,766)
 Capital expenditures                         (420,188)   (343,514) (1,481,033)
 Recoveries of loans charged off               130,211      87,210      52,101
 Proceeds from sales of OREO                   137,900     171,993     468,151
   Net Cash Used in Investing Activities    (4,319,951) (9,670,981)(11,836,047)

Cash Flows from Financing Activities:
 Net increase in demand deposits, NOW, money
  market and savings                        (7,179,342)  7,139,513   3,156,262
 Net increase in certificates of deposit     8,165,377   1,850,413   5,893,887
 Payments to acquire treasury stock             (4,286)       (105)     (2,231)
 Dividends paid                               (501,087)   (435,252)   (385,092)
  Net Cash Provided by Financing Activities    480,662   8,554,569   8,662,826
  Net Increase in Cash and Cash Equivalents (2,103,493)    583,106  (1,045,410)
    Cash and Cash Equivalents:
          Beginning                          7,392,717   7,242,958   7,171,239
          Ending                             5,289,224   7,826,064   6,125,829

Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:
    Net Income                               1,210,986   1,375,174   1,758,002
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Depreciation                                 229,041     180,282     140,014
  Provisions for possible loan losses           90,000     135,000     150,000
  Provisions for deferred taxes                (82,893)    (58,229)          0
  Securities (gains) losses                          0     (20,649)   (290,026)
  Losses on sales of OREO                        2,921           0      25,912
  Subsequent writedowns on OREO                 15,000      25,769      25,412
  Amortization of bond premium                 341,244     338,388     208,975
  Increase (decrease) in taxes payable          22,367      83,166     (80,600)
  (Increase) decrease in interest receivable  (207,661)    (95,644)     29,333
  (Increase) decrease in other assets           53,167    (209,437)    (64,509)
  Increase (decrease) in unamortized loan fees (15,926)     80,151     100,740
  Interest (decrease) in interest payable       15,179     (23,395)    (13,924)
  Increase (decrease) in accrued expenses       49,284    (124,087)    148,036
  Increase (decrease) in other liabilities      13,087      13,029      (9,554)
   Net Cash Provided by Operating Activities 1,735,796   1,699,518   2,127,811

Supplemental Schedule of Noncash Investing and
 Financing Activities:
  Unrealized loss on securities
   available-for-sale                          $56,538    $495,416         N/A
  OREO / acquired in settlement of loans      $431,138     $91,109        $588
  Debentures converted to common stock        $264,000     $16,000    $101,000
  5% Stock dividend at market value           $150,578          $0    $135,066

Dividends Paid:
  Dividends payable                           $925,565    $517,896    $687,405
  Dividends reinvested                       ($424,478)  ($228,107)  ($302,313)
                                              $501,087    $289,789    $385,092


                   AVERAGE BALANCES AND INTEREST RATES

    The table below presents the following information: average earning assets (including non-accrual loans) and average interest bearing liabilities supporting earning assets and interest income and interest expense as a yield/rate.

                              FIRST 9 MONTHS                FIRST 9 MONTHS
                                  1995                          1994
                     AVERAGE      INCOME/    RATE/  AVERAGE      INCOME/   RATE/
                     BALANCE      EXPENSE    YIELD  BALANCE      EXPENSE   YIELD

EARNING ASSETS

Loans (gross)        133,686,836  9,122,532  9.12%  129,058,812  8,195,165 8.49%
Taxable Investment
 Securities           30,481,850  1,280,899  5.62%   28,274,084  1,073,651 5.08%
Tax-Exempt Investment
 Securities(1)        18,437,054  1,111,939  8.06%   19,201,307    990,483 6.90%
Federal Funds Sold     2,624,489    111,191  5.66%    2,686,355     74,347 3.70%
Other Securities       1,160,946     62,217  7.17%    1,161,666     58,008 6.68%
    TOTAL            186,391,175 11,688,778  8.38%  180,382,224 10,391,654 7.70%


INTEREST BEARING LIABILITIES

Savings Deposits      34,029,818    761,764  2.99%   34,221,644    766,938 3.00%
NOW & Money Market
 Funds                35,780,215  1,029,572  3.85%   36,652,869    921,520 3.36%
Time Deposits         92,105,325  4,305,227  6.25%   85,327,485  3,171,868 4.97%
Other Borrowed Funds     138,334      6,836  6.61%    2,077,835    101,731 6.55%
Sub. Debentures          371,000     25,223  9.09%      575,000     38,903 9.05%
     TOTAL           162,424,692  6,128,622  5.04%  158,854,833  5,000,960 4.21%

Net Interest Income               5,560,156                      5,390,694
Net Interest Spread(2)                       3.34%                         3.49%
Interest Differential(3)                     3.99%                         4.00%

<F1>   Income on investment securities of state and political subdivisions is stated on a fully tax equivalent basis (assuming a 34 percent tax rate).

<F2>   Net interest spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

<F3>   Interest differential is net interest income divided by average earning assets.


                CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

       The following table summarizes the variances in income for the first nine months of 1995 and 1994 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.

                                        1995 compared to 1994
RATE VOLUME                        Variance    Variance
                                   Due to      Due to     Total
                                   Rate(1)     Volume(1)  Variance

EARNING ASSETS

Loans                              505,134     422,233      927,367
Taxable Investment Securities       83,209     124,039      207,248
Tax-Exempt Invest. Securities(2)   183,081     (61,625)     121,456
Federal Funds Sold                  40,348      (3,504)      36,844
Other Securities                     4,261         (52)       4,209
   Total Interest Earnings         816,033     481,091    1,297,124

INTEREST BEARING LIABILITIES

Savings Deposits                       574      (5,748)      (5,174)
NOW & Money Market Funds           141,625     (33,573)     108,052
Time Deposits                      709,782     423,577    1,133,359
Other Borrowed Funds                32,064    (126,959)     (94,895)
Sub. Debentures                      4,773     (18,453)     (13,680)
   Total Interest Expense          888,817     238,845    1,127,662

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

<F2>  Income on tax-exempt securities is stated on a fully tax equivalent basis.  The assumed rate is 34%.


        COMMUNITY BANCORP.
    PRIMARY EARNINGS PER SHARE

FOR THE THIRD QUARTER ENDED SEPTEMBER 30     1995        1994        1993

Net Income                                     490,824     409,331     510,695

Average Number of Common Shares Outstanding  1,316,946   1,256,546   1,222,599

Earnings Per Common Share                         0.37        0.33        0.42

FOR THE NINE MONTHS ENDED SEPTEMBER 30       1995        1994        1993

Net Income                                   1,210,986   1,375,174   1,758,002

Average Number of Common Shares Outstanding  1,299,846   1,247,634   1,208,705

Earnings Per Common Share                         0.93        1.10        1.45

        COMMUNITY BANCORP.
  FULLY DILUTED EARNINGS PER SHARE


FOR THE THIRD QUARTER ENDED SEPTEMBER 30     1995        1994        1993

Net Income                                     490,824     409,331     510,695

Adjustments to Net Income (Assuming
 Conversion of Subordinated Convertible
 Debentures)                                     4,792       8,529       8,799

Adjusted Net Income                            495,616     417,860     519,494

Average Number of Common Shares Outstanding  1,316,946   1,256,546   1,222,599

Increase in Shares (Assuming Conversion of
 Convertible Debentures )                       36,266      62,288      64,810

Average Number of Common Shares Outstanding
            (Fully Diluted)                  1,353,212   1,318,834   1,287,409

Earnings Per Common Share Assuming Full
 Dilution                                         0.37        0.32        0.40

FOR THE NINE MONTHS ENDED SEPTEMBER 30       1995        1994        1993

Net Income                                   1,210,986   1,375,174   1,758,002

Adjustments to Net Income (Assuming
 Conversion of Subordinated Convertible
 Debentures)                                    16,647      25,676      26,098

Adjusted Net Income                          1,227,633   1,400,850   1,784,100

Average Number of Common Shares Outstanding  1,299,846   1,247,634   1,208,705

Increase in Shares (Assuming Conversion of
 Convertible Debentures)                        44,505      62,700      66,664

Average Number of Common Shares Outstanding
            (Fully Diluted)                  1,344,351   1,310,334   1,275,369

Earnings Per Common Share Assuming Full
 Dilution                                         0.91        1.07        1.40



                               PART I.

                                Item 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      THE RESULTS OF OPERATIONS

                 Nine Months Ended September 30, 1995


     Community Bancorp. is a one-bank holding company whose only subsidiary is Community National Bank. The Bank's main office is located in Derby, with branch offices located in Newport, Troy, Derby Line, Barton, and Island Pond. All these offices are located in Orleans County with the exception of Island Pond, which is located in Essex County. The Bank recently expanded its service area with the opening of a full-service branch in the town of St. Johnsbury, located in Caledonia County. This banking office occupies a section of a building which also houses a major chain supermarket. An open house was held on June 19, 1995 to familiarize customers with the new facility. Both establishments opened for business on June 20, 1995. As of September 30, 1995, total deposits of $1.74 million were reported, with money market accounts totaling $561 thousand followed closely by CD's at $520 thousand, and gross loans totaled $1.37 million of which $508 thousand are real estate loans. These figures are increasing as steadily as management anticipated. This new office is the Bank's only branch open seven days a week, all other branches are open Monday through Saturday. The supermarket is open 24 hours a day, seven days a week, therefore, extended hours at the bank were deemed necessary to accommodate shoppers.

     While the financial statements, which precede this narrative, reflect consolidated figures, the following discussion refers primarily to the Bank's operations, as most of the Bancorp's business is conducted through the Bank. Many of the comparisons throughout the following paragraphs refer to the preceding tables for a visual comparison of the figures and percentages disclosed.


LIQUIDITY

     Liquidity management refers to the ability of Community National Bank to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Our time deposits greater than $100,000 increased $3.9 million or 28 percent for the first nine months of 1995 compared to 1994. Other time deposits increased from $71.8 million at the end of the first nine months of 1994 to $77.6 million at the end of the first nine months of 1995, an increase of 8 percent. A review of these deposits, primarily the time deposits over $100,000 indicates that the growth is notably generated locally and regionally and are established customers of the Bank. The Bank has no brokered deposits. Now, money market, and savings accounts together decreased 8.8 percent to end the nine month comparison period at $63.9 million for 1995 compared to $70.1 million for 1994. Our gross loan portfolio increased from $131.8 million for the first nine months of 1994 to $135.8 million for the same period of 1995 or 3 percent. Of this total portfolio of $135.8 million, $69.2 million are scheduled to reprice within one year and $7.6 million are scheduled to mature within one year. At the end of the first nine months of 1995, the Bank reported investments of "Available-for-Sale" securities at a market price of $21.6 million, compared to $24.9 million for the same period in 1994, while the book value of securities classified as "Held-to-Maturity" increased to $25.7 million from $19.3 million for the same comparison period.


RESULTS OF OPERATIONS

     Net income for the third quarter ended September 30, 1995 was $491 thousand, representing an increase of almost 20 percent compared to a net income of $409 thousand for the third quarter ended September 30, 1994. The results of this are primary earnings per share of $0.37 for the third quarter of 1995 compared to $0.33 for the third quarter of 1994, and fully diluted earnings per share of $0.37 and $0.32 respectively. Net income for the first nine months of 1995 was $1.2 million compared to $1.4 million for the first nine months of 1994, a decrease of 12 percent. As a result, primary earnings per share of $0.93 and $1.10 were reported for 1995 and 1994, respectively, while fully diluted earnings per share ended the nine month period at $0.91 for 1995, compared to $1.07 for 1994. The expenses incurred during the construction and opening of the St. Johnsbury office, as well as the purchase of a new computer system, were the primary reasons for the decrease in net income for the first nine months of 1995.

     A 5% stock dividend was declared on January 10, 1995, payable February 1, 1995 to stockholders of record on January 15, 1995. All per share data has been restated for prior comparison periods to reflect the 5% stock dividend. A cash dividend of $0.24 per share was declared in each of the first three quarters of 1995, with the most recent dividend reported as payable on August 1, 1995 to shareholders of record as of July 15, 1995.

     Net interest income, the difference between interest income and expense, represents the largest portion of the Bank's earnings, and is affected by the volume, mix, and interest rate sensitivity of earning assets versus interest bearing liabilities.

     Net interest income for the third quarter of 1995 increased to $1.83 million from $1.64 million in 1994, or 11.4 percent, and net interest income for the first nine months increased from $5.05 million in 1994 to $5.18 million in 1995, an increase of 2.5 percent.
Interest income increased by $558 thousand or 16.5 percent for the third quarter of 1995, from $3.4 million in 1994 to $3.9 million in 1995. Interest income for the first nine months of 1995 increased to $11.3 million compared to $10.1 million in 1994, an increase of 12.5 percent. Interest expense increased by $371 thousand or 21.5 percent for the third quarter of 1995 compared to 1994. Interest expense for the first nine months increased to $6.1 million from $5 million in 1994, an increase of 22.5 percent. A review of the nine month figures for interest earned on loans, the major source of interest income, and interest paid on deposits, the major source of interest expense, shows increases of 11 percent versus 25 percent, respectively. The result is a tax equivalent spread of 3.99% in 1995, and 4.00% in 1994.

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

     Income from loans for the first nine months of 1995 increased to $9.1 million or by 11.3 percent compared to $8.2 million for the same period in 1994. The average volume of loans increased by 3.6 percent, or $4.6 million and the yield on those loans increased from 8.49% for the first nine months of 1994 to 9.12% for the first nine months of 1995, an increase of 63 basis points.

     The average volume of taxable investments increased to $30.5 million or by 7.8 percent, and the yield on these investments for the first nine months of 1995 rose by 54 basis points, from a yield of 5.08% in 1994 to 5.62% in 1995. Of the total taxable investment, approximately $20.6 million are investments classified as available-for-sale, with the remaining $9.9 million classified as held-to-maturity. A decrease is noted in the average volume of tax-exempt investments from $19.2 million for the first nine months of 1994 to $18.4 million for the same period in 1995, a decrease of almost 4 percent. All of these investments are classified as held-to-maturity. Other securities ended the nine month period in 1995 at an average volume of $1.16 million, resulting in a decrease of less than one-tenth of one percent compared to the same period last year. The Bank currently has no investments classified as trading securities, and does not intend to carry any of these securities. The yield on treasuries remains above the yield on other short term investments such as federal funds, therefore, the Bank continues to invest more in these higher yielding securities.

     Interest income on federal funds sold increased to $111 thousand with an average yield of 5.66% for the first nine months of 1995, compared to income of $74 thousand with an average yield of 3.70% for the first nine months of 1994, an increase of 50 percent. The average volume decreased to $2.6 million from $2.7 million for the same comparison periods. A quick review of the financial statements indicate actual federal funds sold on September 30, 1994 of $3.2 million compared to $575 thousand on September 30, 1995.

     In total, our average earning assets increased to $186.4 million or by 3.3 percent during the first nine months of 1995, compared to the same period in 1994, and the average yield on those earning assets increased by 68 basis points to end the nine month period in 1995 at 8.38% compared to 7.70% for the same period last year. Our net yield, or net interest spread as defined on the "Average Balances and Interest Rates" table, was 3.34% for the first nine months of 1995, compared to 3.49% for 1994. This decrease in yield on earning assets is attributable to a 68 basis point increase in yield on assets, compared to an 83 basis point increase in the average rate paid on interest bearing liabilities.

     Our average time deposit volume increased to $92.1 million, or by
7.9 percent at the end of the first nine months of 1995, compared to the same period of 1994. Interest paid on time deposits increased from $3.2 million in 1994 to $4.3 million for the first nine months of 1995, resulting in an increase of 128 basis points on the average yield reported of 4.97% for 1994 to 6.25% for 1995.

     Now and money market funds decreased to $35.8 million or by 2.4 percent in volume in 1995 while interest expense on these funds increased by $108 thousand, or by 11.7 percent to a nine month expense figure for 1995 of almost $1.1 million. The average rate on these funds rose 49 basis points to a rate of 3.85% compared to 3.36% for the first nine months of 1994.

     Other borrowed funds decreased to an average volume of $138 thousand with an average yield of 6.61%. Interest expense decreased by 93 percent for the nine month comparison period to end at just under $7 thousand as of September 30, 1995.

     Savings deposits decreased from an average volume of $34.2 million in 1994 to an average volume of $34 million, or just over one-half of one percent, for the same period in 1995. Interest expense on savings deposits decreased from $767 thousand to $762 thousand for the comparison period, again, a decrease just over one-half of one percent.

     Subordinated debentures have been decreasing steadily in the first nine months of 1995. The 9% debentures are being redeemed more because it is to the debenture holder's economic benefit. As of September 30, 1995, there are 9% debentures outstanding totaling $203,000 and 11% debentures outstanding totaling $84,000, compared to September 30, 1994 totals of $468,000 and $87,000, respectively. This decrease in debentures outstanding leads to the decrease in interest expense, which was reported at $39 thousand for the first nine months of 1994 and $25 thousand for the first nine months of 1995.


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

     The valuation allowance for loan losses of $1.6 million as of September 30, 1995 constitutes 1.15 percent of the total loan portfolio, compared to $1.7 million or 1.27 percent for the same period in 1994. This allowance figure is sufficient in light of the fact that of the total loan portfolio of $135.8 million, $110.7 million or 81.5 percent are real estate mortgage loans; and of this total, $90 million or 81.3 percent constitute one to four family residential mortgage loans. Increases are noted in all totals compared to last years figures of $131.8 million in totals loans, $107.4 million in real estate mortgage loans, which represents 81.5 percent of the total portfolio, and a further breakdown shows $88.5 million in one to four family residential mortgage loans, representing
82.4 percent of the real estate loan portfolio. Historically, the Bank has experienced minimal loan loss with this particular portfolio of loans which further help support the basis for managements opinion of adequate loan loss coverage. Furthermore, a loan portfolio consisting of 81.5 percent in residential and commercial real estate secured mortgage loans is by far more stable and less vulnerable than a portfolio with a higher concentration of unsecured commercial and industrial loans or personal loans.

     In May, 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Bank is required to adopt this new rule effective as of the beginning of this calendar year, although earlier adoption was allowed. This statement will allow the Bank to classify its in-substance foreclosures as loans and disclose them as impaired loans, as long as regulatory guidelines are followed. Loans will generally be valued at the lower of either the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. As anticipated in late 1994, this new rule has not had a significant effect on the financial position or results of operation of the Corporation as of the end of the first nine months of 1995.

     Non-Performing assets for the bank are made up of three different types of loans, "90 Days or More Past Due", "Other Real Estate Owned"
(OREO), and "Non-Accruing Loans". A comparison of these non-performing assets for 1995 and 1994 reveals an increase of 34 percent in non-accruing loans and combined decrease of 21 percent for the other categories. Because the portfolio of non-accruing loans consists of $1.6 million or 92 percent of real estate secured mortgage loans, loss from this category of loans is eminently reduced.

          Non-performing assets as of September 30, 1995 and 1994 were made up of the following:

                                                     1995        1994

  Non-Accruing loans                                 $1,701,860  $1,266,804
  Loans past due 90 days or more and still accruing     379,842     453,493
  Other real estate owned                             1,035,362   1,335,534
     Total                                           $3,117,064  $3,055,831

     These totals of $3.12 million for 1995 and $3.06 million for 1994 equals 2.29 percent and 2.32 percent, respectively, of total gross loans, as well as 1.61 percent and 1.62 percent, respectively, of total assets. As of September 30, 1995, our reserve coverage of non-performing loans was 50 percent compared to 55 percent a year ago and 51 percent at December 31, 1994.

     These statistics show that non-performing loans have increased slightly compared to the same period last year. As a result, management continues to maintain the reserve requirement at a level of approximately 1.15 percent of total eligible loans. The local economy is still a bit unstable and is experiencing a slower recovery than other areas which is typical in an area like ours, therefore, we will continue our conservative approach to the reserve requirements and adjust accordingly for any changes.

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

     Our current portfolio of other real estate owned equals $1,035,362, with all properties obtained through the normal foreclosure process. All but one of the properties are located in Vermont and consist of the following; a condominium project in Jay, a former farm equipment dealership in Newport, three condominium units in Newport, a residential property in Newport, a commercial property in Island Pond, a farm in Westmore, and one residential property located in West Stewartstown, New Hampshire. The farm equipment dealership is under a lease agreement with the option to purchase.
The farm in Westmore was sold during the first part of October. The Bank is actively attempting to sell all of the other real estate owned, and expects no material loss on any of these properties. Other real estate owned is by definition a non-earning asset, and as such has a negative impact on the Bank's earnings.


OTHER OPERATING INCOME AND EXPENSES

     Other operating income for the third quarter of 1995 was $281 thousand, compared to $287 thousand for the third quarter of 1994, a
decrease of $6 thousand or 2.2 percent.   Service fees reports the
only increase with income figures of $143 thousand for the third quarter of 1995, compared to $130 thousand for the same period in 1994. No securities were sold before maturity for either the third quarter or the first nine months of 1995, therefore no gain (or loss) was recognized. Other operating income for the first nine months increased from $809 thousand in 1994 to $846 thousand in 1995, an increase of $37 thousand or 4.5 percent. Service fees again showed the biggest increase for the nine month comparison, reporting $420 thousand for 1995 compared to $376 thousand for 1994. Other income from loans, a component of other income, increased $27 thousand or 17 percent, while foreign exchange decreased $16 thousand or 37 percent. The exchange rate on the canadian dollar remains less than favorable creating a negative impact on earnings generated through exchange.

     Other operating expense for the third quarter of 1995 was $1.46 million compared to $1.38 million for 1994, an increase of $75 thousand or 5.4 percent. Salaries, the largest portion of other operating expense, showed an increase $20 thousand or 3.7 percent, and occupancy expenses show the greatest increase of $81 thousand or 39 percent, due in part to the additional expenses for the St. Johnsbury office. Other expense decreased by $88 thousand or 17 percent due primarily to a rebate for FDIC insurance. Other operating expense for the first nine months increased by $446 thousand from $4 million in 1994 to $4.5 million in 1995. Topping the increase for this comparison period was again occupancy expense with an increase of $172 thousand or 27 percent. Furniture and equipment, a component of occupancy expenses, had the most sizeable increase contributing just over $81 thousand to the overall increase. Salaries noted the second biggest increase of just over $134 thousand or 8.4 percent. The rebate for FDIC insurance of $112 thousand helped to offset increases in other components of other expenses, resulting in a nine month increase of just over $30 thousand for 1995 compared to 1994.

     All components of other operating expenses are monitored by management, however, a more diligent quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the bank.

APPLICABLE INCOME TAXES

     Income before taxes increased from $496 thousand for the third quarter of 1994 to $616 thousand for the third quarter of 1995, an increase of $120 thousand or 24 percent. As a result of this increase, provision for income taxes for the third quarter of 1995 increased 45 percent compared to the same period for 1994, ending the third quarter period at $126 thousand. Income before taxes for the first nine months decreased from $1.7 million for 1994 to $1.5 million for 1995, a decrease of just over $236 thousand or 14 percent. This lead to a decrease in provision for income taxes of $72 thousand to end the first nine months of 1995 at $261 thousand. A one time gain of $35 thousand from the adoption of FASB 109 helped boost the net income for the first nine months of 1994. This statement is based on timing differences between the accounting basis and tax basis and is carried as a deferred asset on our balance sheet.


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

     The Corporation's ability to preserve its purchasing power depends primarily on its ability to manage net interest income. Although net interest income was down for the first quarter of 1995, the second and third quarter showed positive signs of improvement.


FINANCIAL CONDITION

     Average earning assets grew by 3.3 percent in the first nine months of 1995 compared to the same period in 1994 to an average volume of $186.4 million. Loans, which totaled $133.7 million in 1995 and $129 million in 1994, comprised 71.7 percent and 71.5 percent, respectively, of our earning assets with the average volume of loans increasing $4.6 million or 3.6 percent in the first nine months of 1995, compared to the same period in 1994. On September 30, 1995, residential real estate mortgages made up 67 percent of our portfolio, commercial loans made up 22 percent, and personal loans made up 11 percent, which varies slightly from the nine month figures for last year of 67%, 22%, and 13% respectively.

     Taxable investments made up 16.4 percent of our average earning assets in the first nine months of 1995, compared to 15.7 percent in 1994 to end the period at an average volume of $30.5 million. Tax-exempt investments of $18.4 million made up 10 percent of our average earning assets in the first nine months of 1995, compared to $19.2 million or 10.6 percent in 1994.

     Federal funds sold, which had an average volume of $2.6 million, made up 1.4 percent of our earning assets in the first nine months of 1995 and 1.5 percent for the same period in 1994, with an average volume of $2.7 million. And ending the list of earning assets, other securities decreased less than $1 thousand, and made up .62 percent in 1995, compared to .64 percent in 1994.

     Historically, the Bank has funded its growth by steady increases in its core deposits. The Bank has no brokered deposits, nor does it rely on large certificates or other forms of volatile deposits to fund its growth in earning assets. As interest rates decline, there is a shift to savings and money market accounts, as customers await an opportunity to reinvest at higher rates. Conversely as rates increase, funds shift from savings and money market accounts to certificates of deposit to lock in higher yields. Rates on CD's are continuing to rise slowly and we are now seeing a shift in accounts with time deposits increasing approximately 7.9 percent to an average volume of $92.1 million making up 57 percent of the total interest bearing liabilities, while savings accounts made up 21 percent of the total, decreasing less than one-half of one percent to an average volume of $34 million. A decrease of 2.4 percent is noted in NOW and money market funds with an average volume of $35.8 million, or 22 percent of the total interest bearing liabilities reported at the end of the first nine months of 1995. Other borrowed funds decreased in volume 93 percent, from $2.1 million at the end of September '94 to $138 thousand at the end of September '95, comprising 1.3 percent of the total interest bearing liabilities for 1994 compared to .08 percent for 1995. This decrease is attributed to the repayment of funds borrowed through Federal Home Loan Bank of Boston.


CAPITAL RESOURCES

     The Corporation's stockholders' equity, which started the year at $15,518,514, was increased through earnings of $1,210,986 and sales of common stock of $688,478 through dividend reinvestment and debenture conversions, and adjustment of $414,008 for valuation of allowance for securities. It was decreased by dividends of $925,565 and purchase of treasury stock of $4,286 to end the first nine months of 1995 at $16,902,135 with a book value of $12.82 per share. All stockholder's equity is unrestricted. Additionally, it is noted that the net unrealized loss on valuation allowance for securities has decreased. A review of this activity shows that as the maturity date of the investments gets closer, the market price becomes favorably better, therefore, material loss is greatly reduced.

     The Bank is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively. As of September 30, 1995, the Bank continued to maintain ratios far above the minimum requirements with reported ratios of 17.5% for Tier I and 18.8% for Total Capital.

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

                              COMMUNITY BANCORP.



DATED:  November 14, 1995           By:/s/Richard C. White
                                    -------------------------------
                                    Richard C. White, President



DATED:  November 14, 1995           By:/s/Stephen P. Marsh
                                    --------------------------------
                                    Stephen P. Marsh,
                                    Vice President & Treasurer