Form 10KSB
period 1995-12-31
COMMUNITY BANCORP /VT
filed 1996-03-28
CIK 718413

CONFORMED COPY
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1995
                    Commission File No. 0-16435

                        COMMUNITY BANCORP.

      (Exact name of registrant as specified in its charter)

         Vermont                            03-0284070
(State of Incorporation)         (IRS Employer Identification No.)

         Derby Road, Derby, Vermont              05829
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number:  (802) 334-7915

Securities registered pursuant to Section 12(b) of the Act:

 Title of Each Class       Name of each exchange on which registered

            NONE                                  NONE

Securities registered pursuant to Section 12(g) of the Act:

   Common Stock - $2.50 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    YES ( X )     NO (   )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

As of February 27, 1996, the date of the latest known sale of the registrant's stock, the aggregate market value of the voting stockheld by non-affiliates of the registrant, based on the sale price of the stock on that date, was $22,184,184.

The number of shares outstanding of the issuer's class of common stock as of the close of business on February 27, 1996, were 1,344,496.
DOCUMENTS INCORPORATED BY REFERENCE

Report of Independent Public Accountants
Financial Statements:
 Consolidated Statements of Condition as of December 31, 1995 and 1994 Consolidated Statements of Income for the Years Ended December 31,
  1995, 1994 and 1993
 Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended December 31, 1995, 1994 and 1993
 Consolidated Statements of Changes in Financial Position for the
  Years Ended December 31, 1995, 1994 and 1993
 Notes to Consolidated Financial Statements
 Condensed Financial Information (Parent Company Only)
Portions of the Annual Report to Shareholders for fiscal year 1995 incorporated by reference to Part II.
Portions of the Proxy Statement for the Annual Meeting to be held
  May 7, 1996 are incorporated by reference to Part III.

Exhibit Index Begins on Page 22


                  FORM 10-K ANNUAL REPORT
                     Table of Contents
PART I                                                                  Page
Item I  The Corporation                                                   4
   Organization and Operation                                             4
   Distribution of Assets, Liabilities & Stockholders' Investment         7
   Interest Income, Interest Expense and Interest Differential            8
   Rate Volume Analysis                                                   9
   Investment Portfolio                                                  10
   Loan Portfolio                                                        11
   Summary of Loan Loss Experience                                       12
   Non-Accrual, Past Due, and Restructured Loans                         13
   Deposits                                                              14
   Return on Equity and Assets                                           14

Item 2  Properties                                                       15

Item 3  Legal Proceedings                                                16

Item 4  Submission of Matters to a Vote of Security Holders              16

PART II

Item 5  Market for Registrant's Common Equity and
          Related Stockholder Matters                                    16

Item 6  Selected Financial Data                                          17

Item 7  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            21

Item 8  Financial Statements and Supplementary Data                      21

Item 9  Disagreements on Accounting and Financial Disclosures            21

PART III

Item 10 Directors and Executive Officers of the Registrant               21

Item 11 Executive Compensation                                           21

Item 12 Security Ownership of Certain Beneficial Owners and Management   21

Item 13 Certain Relationships and Related Transactions                   21

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K  22

Signatures                                                               24

PART I
Item 1.  The Corporation

Organization and Operation

Community Bancorp. (the Corporation) was organized under the laws of the State of Vermont in 1982 and became a registered bank holding company under the Bank Holding Company Act of 1956, as amended, in October 1983 when it acquired all of the voting shares of Community National Bank (the Bank). The Bank is the only subsidiary of the Corporation and principally all of the Corporation's business operations are presently conducted through it.

The Bank was organized in 1851 as the Peoples Bank, and was subsequently reorganized as the National Bank of Derby Line in 1865. In 1975, after 110 continuous years of operation as the National Bank of Derby Line, the Bank acquired the Island Pond National Bank and changed its name to "Community National Bank."

Community National Bank provides a complete range of retail banking services to the residents and businesses in northeastern Vermont. These services include checking, savings and time deposit accounts, mortgage, consumer and commercial loans, safe deposit and night deposit services, credit card services, and a full line of personal fiduciary services.

Competition

The Bank has five offices located in Orleans County, one office in Essex County, and one office in Caledonia County, all in northeastern Vermont. Its primary service area is in the towns of Derby and Newport, Vermont, with approximately 64 percent of its total deposits as of December 31, 1995 derived from that area.

The Bank competes in all aspects of its business with other banks and credit unions in northern Vermont, including two of the largest banks in the state, which maintain branch offices throughout the Bank's service area. Historically, competition in Orleans and Essex Counties has come from The Chittenden Trust Company and The Howard Bank, N.A., a subsidiary of Bank North Group, Inc., based in Burlington, Vermont. The Chittenden Trust Company maintains a branch office in Newport, and The Howard Bank maintains one office in Barton and one office in Orleans. The Bank also competes with the Passumpsic Savings Bank, based in St. Johnsbury, and the Lyndonville Savings Bank and Trust Company, based in Lyndonville, and with two local credit unions for deposits and consumer loans.

With recent changes in the regulatory framework of the banking industry, the competition for deposits and loans has broadened to include not only traditional rivals such as the mutual savings banks and stock savings banks, but also several non-traditional rivals such as Sears Roebuck and Company and American Express.

Employees

As of December 31, 1995, the Bank employed 93 full-time employees and 30 part-time employees. Management of the Bank considers its employee relations to be good.

Regulation and Supervision

As a registered bank holding company, the Corporation is subject to on-going regulation supervision and examination by the Board of Governors of the Federal Reserve System, under the Bank Holding Company Act of 1956, as amended (the "Act"). A bank holding company for example, must obtain the prior approval of the Board before it acquires all or substantially all of the assets of any bank, or acquires ownership or control of more than 5 percent of the voting shares of a bank. The Federal Reserve Board may not approve the acquisition by the Corporation, or any subsidiary, of any voting shares of, or any interest in all or substantially all of the assets of, any bank located outside the State of Vermont unless such acquisition is specifically authorized by the laws of the state in which such bank is located. Prior Federal Reserve Board approval is also required before a bank holding company may acquire more than 5 percent of any outstanding class of voting securities of a company other than a bank or a more than 5 percent interest in its property.

The Act limits the activity in which the Corporation and its subsidiaries may engage to certain specified activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (1) making, and servicing loans that could be made by mortgage, finance, credit card or factoring companies; (2) performing the functions of a trust company; (3) certain leasing of real or personal property;
(4) providing certain financial, banking or economic data processing services; (5) except as otherwise prohibited by law, acting as an insurance agent or broker with respect to insurance that is directly related to the extension of credit or the provision of other financial services or, under certain circumstances, with respect to insurance that is sold in certain small communities in which the bank holding company system maintains banking offices; (6) acting as an underwriter for credit life insurance and credit health and accident insurance directly related to extensions of credit by the holding company system; (7) providing certain kinds of management consulting advice to unaffiliated banks and non-bank depository institutions; (8) performing real estate appraisals; (9) issuing and selling money order and similar instruments and travelers checks and selling U.S. Savings Bonds; (10) providing certain securities brokerage and related services for the account of bank customers; (11) underwriting and dealing in certain government obligations and other obligations such as bankers' acceptances and certificates of deposit; (12) providing consumer financial counselling; (13) providing tax planning and preparation services; (14) providing check guarantee services to merchants; (15) Operating a collection agency; and (16) operating a credit bureau.
The Corporation does not at present engage, directly or indirectly, in any non-banking activities, nor can any prediction be made as to which such activities, if any, the Corporation may subsequently engage in or when any such activities will be undertaken.

A bank holding company must also obtain prior Federal Reserve approval in order to purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the company for all purchases or redemptions by the company of its equity securities within the preceding 12 months, will equal 10 percent or more of the company's consolidated net worth.

The Corporation is required to file with the Federal Reserve Board an annual report and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Corporation and any direct or indirect subsidiary of the Corporation.

The Corporation has registered its Common Stock under Section 12(g) of the Securities Exchange Act of 1934 and is required to file annual and periodic reports and proxy statements and other information with the Securities and Exchange Commission.

Community Bancorp. and the Bank as its subsidiary are considered "affiliates" for the purposes of Section 18(j) of the Federal Deposit Insurance Act, as amended, and Section 23A of the Federal Reserve Act, as amended. Accordingly, they are subject to limitations with respect to the Bank's ability to make loans and other extensions of credit to or investments in the Corporation or in any other subsidiaries that the Corporation may acquire. The Corporation and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property of the furnishing of services.

The Bank is a national banking association and subject to the provisions of the National Bank Act and federal and state statutes and rules and regulations applicable to national banks. The primary supervisory authority for the Bank is the Comptroller of the Currency. The Comptroller's examinations are designed for the protection of the Bank's depositors and not for its shareholders. The Bank is subject to periodic examination by the Comptroller and must file periodic reports with the Comptroller containing a full and accurate statement of its affairs. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, the Bank is also subject to regulation by the FDIC.

Effects of Government Monetary Policy

The earnings of the Bank are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions, primarily through open market operations and United States Government Securities, varying the discount rate on member bank borrowings, setting reserve requirements against member and nonmember bank deposits, and regulating interest rates payable by member banks on time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks, including the Bank, in the past and are expected to continue to do so in the future.

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS EQUITY

The following tables summarize various consolidated information and provides a three year comparison relating to the average assets, liabilities, and stockholders equity of the corporation and the bank.
Year ended December 31,       1995             1994             1993

(Dollars in Thousands)        Balance  %       Balance  %       Balance  %

           ASSETS

Cash and Due from Banks         4,320   2.21%    4,135   2.19%    3,794   2.21%
Taxable Invest. Securities     30,667  15.68%   27,426  14.52%   23,934  13.92%
Tax-exempt Invest. Securities  17,383   8.89%   19,035  10.08%   14,772   8.59%
Other Securities                1,168   0.60%    1,159   0.61%    1,330   0.77%
 Total Investment Securities   49,218  25.16%   47,620  25.21%   40,036  23.29%
Federal Funds Sold              3,186   1.63%    3,069   1.62%    3,312   1.93%
Loans, Net                    131,878  67.41%  127,394  67.45%  118,470  68.92%
Premises and Equipment          3,148   1.61%    2,946   1.56%    1,544   0.90%
Other Real Estate Owned           964   0.49%      864   0.46%    1,533   0.89%
Other Assets                    2,921   1.49%    2,851   1.51%    3,198   1.86%

          Total Assets        195,635    100%  188,879    100%  171,887    100%
         LIABILITIES

Demand Deposits                16,082   8.22%   14,459   7.66%   13,146   7.65%
Now and Money Market Account   35,474  18.13%   36,690  19.43%   31,628  18.40%
Savings Accounts               33,535  17.14%   34,643  18.34%   31,533  18.35%
Time Deposits                  93,314  47.70%   85,712  45.38%   81,017  47.13%
          Total Deposits      178,405  91.19%  171,504  90.80%  157,324  91.53%

Other Borrowed Funds              117   0.06%    1,573   0.83%       77   0.04%
Other Liabilities                 693   0.35%      440   0.23%      716   0.42%
Subordinated Debentures           328   0.17%      554   0.29%      580   0.34%

          Total Liabilities   179,543  91.77%  174,071  92.16%  158,697  92.33%
    STOCKHOLDERS EQUITY

Common Stock                    3,247   1.66%    3,056   1.62%    2,972   1.73%
Surplus                         4,561   2.33%    3,628   1.92%    2,774   1.61%
Retained Earnings               8,805   4.50%    8,856   4.69%    7,879   4.58%
Less: Treasury Stock             (440) -0.22%     (436) -0.23%     (435) -0.25%
Valuation Allowance for Sec.      (81) -0.04%     (296) -0.16%      N/A   0.00%
Total Stockholders Equity      16,092   8.23%   14,808   7.84%   13,190   7.67%

Total Liabilities and
  Stockholders Equity         195,635    100%  188,879    100%  171,887    100%

<F1> FASB No. 115, an accounting method in which securities classified as
     Held to Maturity are carried at book value and securities classified as Available for Sale are carried at market value with the unrealized gain
     (loss) reported as a separate component of equity net of taxes. The bank does not carry, nor does it intend to carry, securities classified as Trading Securities.

                   AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information: average earning assets
(including non-accrual loans) and average interest bearing liabilities supporting earning assets and interest income and interest expense as a yield/rate.  (Dollars in Thousands)
                 1995                 1994                 1993
                 AVE.    INC./  RATE/ AVE.    INC./  RATE/ AVE.    INC./   RATE/
                 BAL.    EXP.   YIELD BAL.    EXP.   YIELD BAL.    EXP.    YIELD

  EARNING ASSETS

Loans (net)      131,878 12,451 9.44% 127,394 11,116 8.73% 118,470 10,802  9.12%
Taxable Invest.
 Securities       30,667  1,758 5.73%  27,426  1,404 5.12%  23,934  1,398  5.84%
Tax-exempt Invest.
 Securities(1)    17,383  1,417 8.15%  19,035  1,329 6.98%  14,772  1,173  7.94%
Fed. Funds Sold    3,186    180 5.65%   3,069    128 4.17%   3,312     94  2.82%
Other
 Securities(2)     1,168     82 7.02%   1,159     81 6.99%   1,330     97  7.29%
      TOTAL      184,282 15,888 8.62% 178,083 14,058 7.89% 161,818 13,564  8.38%

 INTEREST BEARING LIABILITIES

Savings Deposits  33,535  1,003 2.99%  34,643  1,038 3.00%  31,533    983  3.12%
NOW & Money
 Market Funds     35,474  1,348 3.80%  36,690  1,226 3.34%  31,628  1,028  3.25%
Time Deposits     93,314  5,858 6.28%  85,712  4,387 5.12%  81,017  4,089  5.05%
Other Borrowed
 Funds               117      7 6.28%   1,573    105 6.68%      77      5  6.52%
Subordinated
 Debentures          328     31 9.45%     554     52 9.39%     580     53  9.12%

    TOTAL        162,768  8,247 5.07% 159,172  6,808 4.28% 144,835  6,158  4.25%

Net Interest Income       7,641                7,250                7,406
Net Interest Spread(3)          3.55%                3.62%                 4.13%
Interest Differential(4)        4.15%                4.07%                 4.58%

<F1> Income on investment securities of state and political subdivisions is stated on a tax equivalent basis (assuming a 34% rate). The amount of adjustment was $481,863 in 1995, $451,824 in 1994, and $436,047 in 1993.

<F2> Included in other securities are taxable industrial development bonds
     (VIDA), with income of approximately $10,000 for 1995 and 1994, and approximately $11,000 for 1993.

<F3> Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.

<F4> Interest differential is net interest income divided by average earning assets.

                CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income for the years 1995,
1994, 1993 and 1992 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.
(Dollars in Thousands)
                 1995 vs.1994         1994 vs. 1993        1993 vs. 1992
 RATE VOLUME     Variance(1)          Variance(1)          Variance(1)
                 Due to       Total   Due to         Total Due to          Total
                 Rate  Volume Var.    Rate  Volume   Var.  Rate    Volume  Var.

Income Earning Assets

Loans(2)           912  423   1,335   (465)   779    314   (1,351)   994   (357)
Taxable Invest.
  Securities       168  186     354   (173)   179      6     (211)   167    (44)
Tax-Exempt Invest.
  Securities(3)    223 (135)     88   (142)   298    156     (103)   230    127
Fed. Funds Sold     45    7      52     45    (10)    35      (10)    17      7
Other Securities     0    1       1     (4)   (12)   (16)     (41)  (131)  (172)
Total Interest
 Earnings        1,348  482   1,830   (738) 1,232    495   (1,716) 1,277   (439)
Interest Bearing Liabilities

Savings Deposits    (2) (33)    (35)   (38)    93     55     (305)   262    (43)
NOW  &  Money
 Market Funds      168  (46)    122     29    169    198     (213)   189    (24)
Time Deposits      994  477   1,471     58    240    298     (859)   128   (731)
Other Borrowed
 Fund               (0) (97)    (98)     0    100    100        1      4      5
Subordinated
 Debentures          0  (21)    (21)     2     (2)    (1)      (2)   (12)   (14)
Total Interest
 Expense         1,160  279   1,439     50    600    650   (1,378)   571   (807)

<F1> Items which have shown a year-to-year increase in volume have variances allocated as follows:
                  Variance due to rate = Change in rate x new volume Variance due to volume = Change in volume x old rate

     Items which have shown a year-to-year decrease in volume have variances allocated as follows:
                  Variance due to rate = Change in rate x old volume Variance due to volume = Change in volume x new rate

<F2> Total loans are stated net of unearned discount.  Interest on non-accrual loans is excluded from income. The principal balances of non-accrual loans are included in calculations of the yield on loans.

<F3> Income on tax-exempt securities is stated on a tax equivalent basis.
     The assumed rate is 34%.

                    INVESTMENT PORTFOLIO

The following tables show the classification of the investment portfollio by type of investment security based on book value for Held to Maturity securities and market value for Available for Sale securities on
December 31 for each of the last 3 years.
(Dollars in Thousands)
                                 1995           1994           1993

U.S. Treasury Obligations:
      Available-for-Sale         13,066         22,208         26,739
      Held-to-Maturity           20,867          5,779              0
U.S. Agency Obligations               0            510            549
Obligations of State &
  Political Subdivisions         11,736         16,568         13,310
Other Securities                  1,039            962            876
   Total Investment Securities   46,708         46,027         41,474

The following is an analysis of the maturities and yields of investment securities as defined:
 (Available for Sale; Market Value, Held to Maturity; Book Value)
  December 31,                   1995           1994           1993

U.S. Treasury & Agency
 Obligations
                                 Market  Ave.   Market  Ave.   Market  Ave.
Available for Sale               Value   Yield  Value   Yield  Value   Yield

Due within 1 year                10,067  5.62%  11,403  4.78%  10,033  6.03%
Due after 1 yr within 5 yrs       2,999  6.13%  11,315  5.05%  17,255  5.36%
   Total                         13,066  5.74%  22,718  4.91%  27,288  6.50%
                                 Book    Ave.   Book    Ave.   Book    Ave.
Held to Maturity                 Value   Yield  Value   Yield  Value   Yield

Due within 1 year                     0  0.00%       0  0.00%       0  0.00%
Due after 1 yr within 5 yrs      20,867  5.97%   5,779  7.44%       0  0.00%
   Total                         20,867  5.97%   5,779  7.44%       0  0.00%
Obligations of State &
Political Subdivisions (1)
                                 Book    Ave.   Book    Ave.   Book    Ave.
                                 Value   Yield  Value   Yield  Value   Yield

Due within 1 year                 7,468  8.01%  13,442  7.41%   9,648  6.73%
Due after 1 yr within 5 yrs       1,470  8.46%     941  8.18%   1,393  7.73%
Due after 5 yrs within 10 yr        950  9.02%     774  9.19%     708  9.29%
Due after 10 years                1,848  9.79%   1,411  8.63%   1,561  8.54%
   Total                         11,736  8.43%  16,568  7.64%  13,310  7.93%
Other Securities

Due after 10 years                1,039  6.72%     962  6.85%     876  7.35%
   Total                          1,039  6.72%     962  6.85%     876  7.35%

<F1>Income on Obligations of State and Political Subdivisions is stated
    on a tax equivalent basis assuming a 34 percent tax rate. Also included are taxable industrial development bonds (VIDA), with a market value of almost $151,000 and an average yield of 5.91%.

        LOAN PORTFOLIO

The following table reflects the composition of the Corporation's loan portfolio as of December 31, 1995, 1994 and 1993.
(Dollars in Thousands)
                                 1995            1994            1993
                                 TOTAL    % OF   TOTAL   % OF    TOTAL    % OF
                                 LOANS    TOTAL  LOANS   TOTAL   LOANS    TOTAL
Real Estate Loans
 Construction & Land Development     912   0.66%     587  0.44%      782   0.62%
 Farm Land                         1,814   1.32%   1,115  0.84%    1,007   0.80%
 1-4 Family Residential Property  91,104  66.38%  88,967 66.68%   81,573  64.54%
 Commercial Real Estate           18,646  13.59%  18,094 13.56%   18,063  14.29%
Loans to Finance
 Agricultural Production           1,127   0.82%   1,305  0.98%    1,552   1.23%
Commercial & Industrial Loans      6,749   4.92%   6,719  5.04%    6,692   5.29%
Loans to Individuals              16,578  12.08%  16,380 12.28%   16,434  13.00%
All Other Loans                      310   0.23%     259  0.19%      296   0.23%

          Gross Loans            137,240    100% 133,426   100%  126,399    100%
Less:
  Reserve for Loan Losses         (1,519) -1.11%  (1,708)-1.28%   (1,872) -1.48%
  Deferred Loan Fees                (909) -0.66%    (924)-0.69%     (841) -0.67%

          Net Loans              134,812  98.23% 130,794 98.03%  123,686  97.85%

MATURITY OF LOANS

The following table shows the estimated maturity of loans (excluding residential properties of 1-4 families, installment loans and other loans) outstanding as of December 31, 1995.
Fixed Rate Loans                               Maturity Schedule

                                        Within    1 - 5    After
                                        1 Year    Years    5 years  Total
Real Estate
  Construction & Land Development          912        0        0       912
  Secured by Farm Land                       0       48       17        65
  Commercial Real Estate                   227      337    2,972     3,536
Loans to Finance Agricultural Production    65      379      103       547
Commercial & Industrial Loans              377    2,004      526     2,907

             Total                       1,581    2,768    3,618     7,967
Variable Rate Loans
                                        Within    1 - 5    After
                                        1 Year    Years    5 years   Total
Real Estate
  Construction & Land Development            0        0        0         0
  Secured by Farm Land                   1,141      393      215     1,749
  Commercial Real Estate                12,770    1,840      498    15,108
Loans to Finance Agricultural Production   523       57        0       580
Commercial & Industrial Loans            3,473       36      115     3,624

             Total                      17,907    2,326      828    21,061

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Corporation's loan loss experience for each of the last five years.
(Thousands of Dollars)
December 31,                   1995       1994      1993      1992       1991

Loans Outstanding
 End of Period                 137,240    133,426   126,399   115,177    105,506
Ave. Loans Outstanding
 During Period                 131,879    127,394   118,470   108,780    102,323
Loan Loss Reserve,
 Beginning of Period             1,708      1,872     1,782     1,619      1,224

Loans Charged Off:
  Real Estate                      198        187        12        33         51
  Commercial                        17         24        19       184        315
  Loans to Individuals             238        250       138       148        270
          Total                    453        461       169       365        636

Recoveries:
  Real Estate                        5         43         2         0         13
  Commercial                        20         12        37        32         63
  Loans to Individuals             119         62        70        96         70
          Total                    144        117       109       128        146

Net Charge Offs                    309        344        60       237        490
Provision Charged to Income        120        180       150       400        885
Loan Loss Reserve,
 End of Period                   1,519      1,708     1,872     1,782      1,619

Net Losses as a Percent of
 Average Loans                   0.23%      0.27%     0.05%     0.22%      0.48%
Provision Charged to Income as
 a Percent of Average Loans      0.09%      0.14%     0.13%     0.37%      0.86%
At End of Period:
Loan Loss Reserve as a Percent
of Outstanding Loans             1.11%      1.28%     1.48%     1.55%      1.52%

The following table shows an allocation of the allowance for loan losses, as well as the percent to the total allowance for the last five years
(the corporation has no foreign loans, therefore, allocations for this category are not necessary).
December 31,              1995  %    1994  %    1993  %    1992  %    1991  %

Domestic
 Residential Real Estate    265  17%   200  12%   175   9%   175  10%   175  11%
 Commercial                 631  42%   950  56%   900  48%   800  45%   750  46%
 Loans to Individuals       485  32%   400  23%   350  19%   250  14%   125   8%
Unallocated                 138   9%   158   9%   447  24%   557  31%   569  35%

Total                     1,519 100% 1,708 100% 1,872 100% 1,782 100% 1,619 100%

NON-ACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

The following table summarizes the bank's past due, non-accrual, and restructured loans.
(Dollars in Thousands)
December 31,                             1995    1994    1993    1992    1991

Acruing Loans Past Due 90 Days or More:
  Consumer                                   28      54      64      54      40
  Commercial                                 15      11      45       3     254
  Real Estate                               249     271     391     265     557
     Total Past Due 90 Days or More         292     336     500     322     851

Non-accrual Loans                         1,389   1,791     500     895   1,300
Restructured Loans (incl. non-accrual)      359     347     717     222       0
Total Non-accrual, Past Due
  and Restructured Loans                  2,040   2,474   1,717   1,439   2,151
Other Real Estate Owned                     761     918     910   1,854   1,808

   Total Non-Performing Loans             2,958   3,392   2,627   3,293   3,959

Percent of Gross Loans                    2.16%   2.54%   2.08%   2.86%   3.72%
Reserve Coverage of Non performing       51.35%  50.35%  71.26%  54.11%  40.89%

When a loan reaches non-accrual status, it is determined that future collection of interest and principal is doubtful. At this point, the Bank's policy is to reverse the accrued interest and to discontinue the accrual of interest until the borrower clearly demonstrates the ability to resume normal payments. Our portfolio of non-accrual loans for the years ended 1995, 1994, and 1993 are made up primarily of commercial real estate loans and residential real estate loans.
Management does not anticipate any substantial effect to future operations if any of these loans are liquidated. Although interest is included in income only to the extent received by the borrower, deferred taxes are calculated monthly, based on the accrued interest of all non-accrual loans. This accrued interest amounted to $256,754 in 1995, $181,930 in 1994, and $119,849 in 1993. The corporation had total foreign loans of less than one percent in 1995, and has no loan concentration in any industrial category.

DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for the last three years.
(Dollars in Thousands)
December 31,               1995              1994             1993

                           Amount    Rate    Amount    Rate   Amount    Rate
Non-Interest Bearing
  Demand Deposits           16,082   0.00%    14,459   0.00%   13,146   0.00%
NOW & Money Market Funds    35,474   3.80%    36,690   3.34%   31,628   3.25%
Savings Deposits            33,535   2.99%    34,643   3.00%   31,533   3.12%
Time Deposits               93,314   6.28%    85,712   5.12%   81,017   5.05%
   Total Deposits          178,405   4.60%   171,504   3.88%  157,324   3.88%

Maturities of time certificates of deposit and other time deposits of
$100,000 or more issued by domestic offices outstanding on December 31,
1995 are summarized as follows:
                                           Time Certificates
               Maturity Date               of Deposit


               3 Months or Less             4,474
               Over 3 through 12 Months     6,622
               Over 12 Months               7,521
                   Total                   18,617

RETURN ON EQUITY AND ASSETS

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years.
December 31,                        1995        1994      1993

Return on Average Assets             1.00%       1.00%     1.46%
Return on Average Equity            12.13%      12.74%    19.06%
Dividend Payout Ratio               63.66%      55.26%    36.60%
Ave. Equity to Ave. Asset Ratio      8.23%       7.84%     7.67%

Item 2.  Properties

Community Bancorp. does not own or lease real property.  The
Corporation's offices are located at the main offices of the Bank.

The Bank's main offices are located in a two-story brick building on U.S. Route 5 in Derby, Vermont. The main banking lobby and adjacent offices were constructed in 1972, expanded in 1978, and the most recent expansion was completed in July 1993, providing us with a total of 15,000 square feet at this location. An Automatic Teller Machine (ATM) added the final touch to the nine month long renovation. The main office also has drive-up facilities. Computer and similar support equipment is also located in the main office building. The building which used to house our computer equipment is now being used as a conference center for the Bank as well as various non-profit organizations, free of charge, upon request.

All of the Bank's offices are located in Vermont. In addition to the main office in Derby, the Bank maintains branch facilities located in; City of Newport, Town of Barton and St. Johnsbury, and Villages of Island Pond, Troy and Derby Line. The newest branch office located in St. Johnsbury, Caledonia County, opened on schedule in June of 1995.

The Bank's Derby Line branch office, which the bank owns, is located on Main Street in a renovated bank building. The facility consists of a small banking lobby containing approximately 200 square feet and a walk-up window accessible to pedestrians. Recent renovations to the walk-up window area and updated signs have helped to give this office a fresh new appearance.

The Bank's Island Pond branch office is located in the renovated "Railroad Station" acquired by the town of Brighton in 1993. The bank leases approximately two-thirds of the downstairs portion which includes a banking lobby and a drive-up window. The other portion of the downstairs is occupied by an information center, and the upstairs section houses the Island Pond Historical Society.

The Barton branch office is located on Church Street, in a renovated facility, which includes a banking lobby and a drive-up window. An Automatic Teller Machine (ATM) was installed in 1994, making most deposit and withdrawal transactions possible at this branch 24 hours a day. The facility is leased from Dean M. Comstock, who is a member of the Bank's Barton Advisory Committee. The lease, which was entered into in 1985, provides for a fifteen-year term.

The Bank's Newport branch is located in a facility leased from Twin Islands Realty, adjacent to RJ's Friendly Market (formerly Fedele's Grocery). This facility consists of approximately 974 square feet and includes a small banking lobby.

The Bank's Troy office is located in a new facility, which was leased for a few years and then purchased during 1992 from Tom and Eleanor Watts. The bank currently leases space to two other tenants while maintaining approximately 2,200 square feet for their own use. An Automatic Teller Machine (ATM) was also added to this branch during 1994 to provide the same type of limited 24-hour accessibility as our Barton and Derby offices.

The St. Johnsbury branch is located at the corner of the I-91
Access Road and Route 5 in the town of St. Johnsbury. The Bank occupies approximately 2,250 square feet in the front of the Price Chopper building, and is leased from Murphy Realty of St. Johnsbury. Peter Murphy is President of Murphy Realty, and is a member of the Bank's St. Johnsbury Advisory Committee. Fully equipped with an Automatic Teller Machine and a drive-up window, this office operates as a full service banking facility.

Item 3.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Bank, to which the Bank is a party or of which any of its property is the subject.


Item 4.  Submission of Matters to a Vote of Security Holders
  None.

PART II.

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

Common Stock Performance by Quarter

                                           1995
                         First       Second        Third       Fourth
     Trade price
       High              $17.00      $17.50        $17.50      $17.50
       Low               $16.50      $16.75        $17.00      $17.00
     Cash Dividends
       Declared           $0.24       $0.24         $0.24       $0.24

                                           1994
                         First       Second        Third       Fourth
    Trade price
       High              $18.00      $18.50        $19.00      $18.50
       Low               $16.50      $17.00        $17.91      $16.25
    Cash Dividends
       Declared           $0.22       $0.22         $0.22       $0.22

Item 6.  Selected Financial Data
Following Pages

SELECTED FINANCIAL DATA
(Not covered by Report of Independent Public Accountants)
(Dollars in thousands, except per share data)
Year Ended December 31,    1995      1994      1993      1992      1991

Total Interest Income         15,406    13,605    13,127    13,578    15,068
Less:
Total Interest Expense         8,248     6,807     6,158     6,965     8,779
  Net Interest Income          7,158     6,798     6,969     6,613     6,289
Less:
Povision for Loan Losses         120       180       150       400       885

Other Operating Income         1,181     1,057     1,260     1,076     1,251
Less:
Other Operating Expense        5,943     5,459     4,957     4,595     4,757
  Income Before Income Taxes   2,276     2,216     3,122     2,694     1,898

Gain due to FASB 109(1)          N/A       N/A        35       N/A       N/A
Less:
Applicable Income Taxes(3)       324       329       643       751       412

  Net Income                   1,952     1,887     2,514     1,943     1,486

Per Share Data: (2)

Earnings per Share
       Primary                  1.49      1.51      2.07      1.68      1.29
       Fully Diluted            1.46      1.46      1.99      1.59      1.26

Cash Dividends Declared         0.96      0.88      0.80      0.68      0.64

Weighted Average Number of
Common Shares Outstanding
     Primary               1,307,552 1,251,960 1,212,832 1,157,959 1,147,764
     Fully Diluted         1,348,968 1,313,632 1,278,576 1,246,196 1,214,564
Number of Common Shares
   Outstanding             1,330,514 1,264,859 1,230,555 1,179,255 1,133,679

Balance Sheet Data:

Net Loans                    134,812   130,794   123,686   112,672   104,309
Total Assets                 197,382   191,315   178,649   164,635   149,135
Total Deposits               178,884   174,676   162,927   150,773   136,577
Total Liabilities            179,801   175,796   164,007   152,092   138,184
Subordinated Debentures          265       551       571       672       739
Total Shareholder Equity      17,580    15,518    14,642    12,543    10,951

<F1>FASB 109 was adopted in the first quarter of 1993 as required, resulting in a one-time adjustment to income.
<F2>Per share data restated to reflect 5% stock dividend in first quarter of 1995.
<F3>Applicable Income Taxes above includes the income tax effect, assuming a 34% tax rate, on securities gains (losses), which totaled $6,272 in 1995, $7,021 in 1994, ($7,128) in 1993, $9,901 in 1992, and ($4,316)
    in 1991.

            QUARTERLY RESULTS OF OPERATIONS

The following is an unaudited summary of the quarterly results of operations for the years ended December 31, 1995, 1994 and 1993.
(Dollars in thousands, except per share data)
1995                           MAR. 31   JUNE 30   SEPT. 30  DEC. 31

Interest Income                3,594     3,788     3,928     4,096
Net Interest Income            1,633     1,721     1,828     1,976
Provisions For Loan Losses        45        15        30        30
Other Operating Expense        1,493     1,510     1,463     1,477
Income Before Taxes              345       511       616       804
Applicable Income Taxes           42        93       125        63
Net Income                       303       418       491       741

Net Income Per Share:
  Primary                       0.24      0.32      0.37      0.56
  Fully Diluted                 0.23      0.31      0.37      0.55
1994

Interest Income                3,331     3,353     3,371     3,551
Net Interest Income            1,754     1,659     1,642     1,744
Provisions For Loan Losses        45        45        45        45
Other Operating Expense        1,307     1,325     1,387     1,440
Income Before Taxes              643       570       496       507
Applicable Income Taxes          140       107        87        (5)
Net Income                       503       463       409       512

Net Income Per Share (2):
  Primary                       0.41      0.37      0.33      0.40
  Fully Diluted                 0.39      0.36      0.32      0.39
1993

Interest Income                3,244     3,246     3,281     3,356
Net Interest Income            1,683     1,699     1,777     1,810
Provisions For Loan Losses        50        50        50         0
Other Operating Expense        1,266     1,231     1,251     1,208
Income Before Taxes              625       921       699       912
Applicable Income Taxes          123       176       188       156
Net Income (1)                   537       745       511       721

Net Income Per Share (2):
  Primary                       0.46      0.62      0.42      0.59
  Fully Diluted                 0.43      0.59      0.40      0.56

<F1>Includes a one-time adjustment (a gain of $35,000), upon implementation of FASB 109 in the first quarter of 1993.
<F2>Per share data restated to reflect 5% stock dividend in first quarter of 1995.

The following table shows the repricing opportunities of the various interest earning assets and interest bearing liabilities of the bank.
We assume that all payments on loans will be made as agreed, and that all deposits will mature on schedule. The most important factor in assuring liability liquidity is maintenance of confidence in the Bank by depositors of funds. Such confidence, in turn, is based on performance and reputation. The Company believes that its reputation, its financial strength and numerous long-term customer relationships, should enable it to raise funds as needed in many markets. To that end, the Bank does not place all of it's "core" deposits in the earliest time period presented as suggested, but places more emphasis on the historical experience of the Bank. Funds are primarily generated locally and regionally and the Bank has no brokered deposits.

The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 1995.  The figures shown are reported in thousands.
                           0-3 Months  4-12 Months   1-5 Years  Over 5 Years
Rate Sensitive Assets:

Loans                       $28,802     $45,065      $54,916    $ 8,458
Investments - Taxable         4,007       6,059       23,866          0
Investments - Taxexempt       1,336       6,106        1,344      2,798
Other Investments                 9          16          126      1,040
Federal funds sold            3,825           0            0          0
  Total                     $37,979     $57,246      $80,252    $12,296
Rate Sensitive Liabilities:

NOW & super NOW accounts    $     0     $     0      $17,858    $     0
Savings deposits                  0      31,395            0          0
Time deposits(1)             18,770      24,979       18,706         29
Variable rate time deposits  32,266      19,103            0          0
Other borrowed funds             65           0            0          0
   Total                    $51,101     $75,477      $36,564    $    29

Interest sensitivity gap   $(13,122)   $(18,231)     $43,688    $12,267
GAP Ratio                    -6.99%      -9.71%       23.27%      6.53%
Cumulative interest
  sensitivity gap          $(13,122)   $(31,353)     $12,335    $24,602
Cumulative GAP Ratio         -6.99%     -16.70%        6.57%     13.10%

<F1>Included in the time deposits catagory are money market accounts totaling $16.6 million. Due to the nature of some of these accounts (i.e. Municipal Accounts) we do not deem it necessary to place all of these accounts in the earliest time period as suggested.

                   CAPITAL RATIOS
               (Dollars in Thousands)
                                                                  ANNUAL
                                                                  GROWTH RATE
      At December 31,                    1995    1994    1993    '95/'94 '94/'93

Total Assets                             197,382 191,315 178,626   3.17%   7.10%
Allowance for Possible Loan Losses         1,519   1,708   1,872 -11.03%  -8.76%
  Total Adjusted Assets                  198,901 193,023 180,497   3.05%   6.94%
Gross Risk-Adjusted Assets                97,860  97,753  93,645   0.11%   4.39%
Allowance for Loan Loss over limit(2)        296     486     701 -39.05% -30.72%
  Total Risk-Adjusted Assets              97,564  97,267  92,944   0.30%   4.65%
Total Shareholders' Equity (Tier l)       17,666  15,904  14,959  11.08%   6.32%
Valuation Allowance for Securities           (51)    451     N/A 111.31%     N/A
  Total Adjusted Tier 1 Capital(1)        17,615  16,355  14,959   7.70%   9.33%
Max. Allowance for Possible Loan Losses(2) 1,223   1,222   1,171   0.11%   4.39%
  Total Capital (Tier II)                 18,838  17,577  16,130   7.18%   8.97%

                                                 1995    1994    1993

Tier l Capital/Total Adjusted Assets              8.86%   8.47%   8.29%
Tier ll Capital/Total Adjusted Assets             9.47%   9.11%   8.94%
Tier l Capital/Total Risk-Adjusted Assets        18.05%  16.81%  16.09%
Tier ll Capital/Total Risk-Adjusted Assets       19.31%  18.07%  17.35%

<F1> Net unrealized holding gains and losses on available for sale securities are excluded from common stockholders' equity for regulatory capital purposes. However, National Banks continue to deduct unrealized losses on equity securities in their computation of Tier I Capital.

<F2> The maximum allowance for possible loan losses used in calculating primary (Tier ll) capital is the lower of the period end allowance for possible loan losses or 1.25% of gross risk-adjusted assets, as implemented by requlatory capital guidelines in 1992.


Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Incorporated by reference to Pages 24-27 of the Annual Report to Shareholders for fiscal year 1995.

Item 8.  Financial Statements and Supplementary Data

The financial statements and related notes of Community Bancorp.
and Subsidiary are incorporated herein by reference from the Corporation annual report to shareholders for the year ended
December 31, 1995 Page 8 through Note 20 on Page 23.

Item 9.  Disagreements on Accounting and Financial Disclosures

Inapplicable.


PART III.

Item 10.  Directors and Executive Officers of the Registrant

Incorporated by reference to Pages 4-5 of the Corporation's Proxy
Statement for the Annual Meeting of Shareholders on May 7, 1996.

                            Position with       Has Served As
Name, Age and               Community           Officer/Director
Principal Occupation        Bancorp.            Since
_________________________________________________________________

Stephen P. Marsh, 48        Vice President      07/01/73
Senior V.P. & Cashier       & Treasurer
Community National Bank

Rosemary M. Rowe, 54        Secretary           09/08/80
Vice President,
Community National Bank

Alan A. Wing, 51            Vice President      09/01/71
Sr. Vice President
Community National Bank


Item 11.  Executive Compensation

Incorporated by reference to the Corporation's Proxy Statement filed

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Corporation's Proxy Statement filed

Item 13.  Certain Relationships and Related Transactions

Incorporated by reference to the Corporation's Proxy Statement filed

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2)  Financial Statements

Financial statements are incorporated by reference to the Annual
Report to the shareholders for the year ended December 31, 1995.

(a) (3)  Exhibits

The following exhibits are incorporated by reference:

Exhibit 3 - Articles of Association and By-laws of Community Bancorp. are incorporated by reference to Community Bancorp.'s Registration Statement dated May 20, 1983 (Registration No.2-83166).
Exhibit 4 - Indenture dated August 1, 1984 between Community Bancorp. and Community National Bank as trustee, relating to $750,000 in principal amount of 11% Convertible Subordinated Debentures due 2004 is incorporated by reference to Community Bancorp.'s Registration Statement dated July 11, 1984 (Registration No. 2-92147).
Exhibit 5 - Indenture dated August 1, 1986, relating to $500,000 in principal amount of 9% Convertible Subordinated Debentures due
1998 is incorporated by reference to Community Bancorp.'s
Registration Statement dated April 15, 1986 (Registration No. 33-4924).
Exhibit 13 - Portions of the Annula Report to Shareholders of Community Bancorp. for year ended December 31, 1995, specifically mentioned in this report.

The following exhibits are filed as part of this report:
Exhibit 22 - Subsidiaries of Community Bancorp.
Consent from A.M. Peisch & Company

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.

Exhibit 22

Community Bancorp.'s sole subsidiary is Community National Bank, a banking corporation incorporated under the Banking Laws of The
United States.
                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        COMMUNITY BANCORP.

BY: /s/ Richard C. White                Date: March 26, 1996
   Richard C. White, President
   and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BY: /s/ Stephen P. Marsh                Date: March 26, 1996
   Stephen P. Marsh, Treasurer
   and Chief Financial and
   Accounting Officer

                   COMMUNITY BANCORP. DIRECTORS

 /s/ Thomas E. Adams                    Date: March 26, 1996
Thomas E. Adams

 /s/ Francis Allard                     Date: March 26, 1996
Francis Allard

 /s/ Jacques R. Couture                 Date: March 26, 1996
Jacques R. Couture

 /s/ Elwood G. Duckless                 Date: March 26, 1996
Elwood G. Duckless

 /s/ Rosemary M. Lalime                 Date: March 26, 1996
Rosemary M. Lalime

 /s/ Marcel Locke                       Date: March 26, 1996
Marcel Locke

 /s/ Anne T. Moore                      Date: March 26, 1996
Anne T. Moore

 /s/ George B. Roy(Deceased 3/26/96)    Date: March 26, 1996
George B. Roy

 /s/ Richard C. White                   Date: March 26, 1996
Richard C. White

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We consent to the incorporation by reference in this Annual Report
(Form 10-KSB) of Community Bancorp. of our report dated January 3, 1996, included in the 1995 Annual Report to Shareholders of Community Bancorp.

We also consent to the addition of the financial statement schedules, listed in the accompanying index to financial statements, to the financial statements covered by our report dated January 3, 1996, incorporated herein by reference.

We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-65393) pertaining to the Community Bancorp. Dividend Reinvestment Plan and in the Registration Statement (Form S-8 No. 33-44713) pertaining to the Community Bancorp. Retirement Savings Plan of our report dated January 3, 1996, with respect to the consolidated financial statements incorporated herein by reference and schedules of Community Bancorp. included in the Annual Report (Form 10-KSB) for the year ended December 31, 1995.

/s/A.M. Peisch & Company

March 26, 1996
St. Johnsbury, Vermont