Form 10QSB
period 1996-03-31
COMMUNITY BANCORP /VT
filed 1996-05-15
CIK 718413

CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For Three Months Ended March 31, 1996
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

At March 31, 1996, there were 1,344,787 shares of the Corporation's $2.50 par value common stock issued and outstanding.

Total Pages - 16 Pages



                         PART I.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements


 COMMUNITY BANCORP. AND SUBSIDIARY
 Consolidated Statement of Condition
        ( Unaudited)

                                          March 31     December 31  March 31
                                          1996         1995         1995

Assets
 Cash and Due From Banks                    4,765,265    5,068,955    5,540,200
 Federal Funds Sold                         2,075,000    3,825,000    2,125,000
    Total Cash and Cash Equivalents         6,840,265    8,893,955    7,665,200
 Securities held-to-maturity (approximate
  market value of $46,224,018 at 3/31/96,
  $32,925,570 at 12/31/95, and
  $26,160,293 at 3/31/95                   46,286,876   32,602,657   26,076,976
 Securities available-for-sale,
  at market value                          11,055,550   14,105,688   25,855,144
 Loans                                    137,553,629  137,240,198  131,785,183
  Allowance for loan losses                (1,472,095)  (1,519,247)  (1,724,684)
  Unearned net loan fees                     (898,617)    (908,731)    (909,922)
    Net loans                             135,182,917  134,812,220  129,150,577
 Bank Premises and Equipment, net           3,353,089    3,263,166    2,999,783
 Accrued Interest Receivable                1,735,628    1,524,175    1,655,158
 Other Real Estate Owned, net                 610,925      761,362    1,050,371
 Other Assets                               1,473,781    1,418,576    1,510,268
    Total Assets                          206,539,031  197,381,799  195,963,477

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Deposits:
  Demand, Non-Interest Bearing             16,400,661   15,777,469   14,735,957
  NOW and Money Market Accounts            42,042,007   34,450,952   38,118,527
  Savings                                  32,356,009   31,395,227   34,923,118
  Time Deposits, $100,000 and Over         18,665,791   18,616,586   17,371,509
  Other Time Deposits                      78,414,422   78,643,288   73,782,141
    Total Deposits                        187,878,890  178,883,522  178,931,252

 Other Borrowed Funds                          65,000       65,000       65,000
 Accrued Interest and Other Liabilities       513,411      587,860      540,133
 Subordinated Debentures                      224,000      265,000      445,000
    Total Liabilities                     188,681,301  179,801,382  179,981,385

Stockholders' Equity
  2,000,000 shares authorized and
  1,374,143 shares issued at 03/31/96,
  1,359,869 issued at 12/31/95, and
  1,313,756 issued at 03/31/95              3,435,358    3,399,674    3,284,390
 Surplus                                    5,673,737    5,513,703    4,780,963
 Retained Earnings                          9,177,847    9,056,562    8,590,179
 Unrealized gain (loss) on securities
  available-for-sale, net of tax               10,835       50,501     (233,542)
 Less: Treasury Stock, at cost
  (29,356 shares at 03/31/96, 29,355
  shares at 12/31/95, and 29,348
  shares at 03/31/95                         (440,047)    (440,023)    (439,898)
    Total Stockholders' Equity             17,857,730   17,580,417   15,982,092

Total Liabilites and Stockholders' Equity 206,539,031  197,381,799  195,963,477

COMMUNITY BANCORP. AND SUBSIDIARY
Statement of Income
   ( Unaudited )

For The First Quarter Ended March 31        1996         1995         1994

Interest Income
 Interest and Fees on Loans                 3,232,788    2,880,745    2,692,482
 Interest and Dividends on Invest. Sec.
  U.S. Treasury Securities                    491,736      397,596      366,100
  U.S. Treasury Agencies                       10,823        5,867        5,851
  Obligations of State and Political Su       194,295      241,159      210,668
 Other Securities                              19,893       22,330       18,971
 Interest on Federal Funds Sold                82,601       46,069       37,407
    Total Interest Income                   4,032,136    3,593,766    3,331,479

Interest Expense
 Interest on Deposits                       2,084,823    1,949,053    1,563,978
 Interest on Other Borrowed Funds               1,915        1,237          902
 Interest on Subordinated Convert. Deb.         5,400       10,433       13,058
    Total Interest Expense                  2,092,138    1,960,723    1,577,938

  Net Interest Income                       1,939,998    1,633,043    1,753,541
  Provision for Loan Losses                   (37,500)     (45,000)     (45,000)
  Net Interest Income after Provision       1,902,498    1,588,043    1,708,541

Other Operating Income
 Trust Department Income                       26,202       21,820       16,253
 Service Fees                                 111,069      134,094      123,309
 Security Gains (losses)                            0            0            0
 Other                                        113,663       94,295      101,660
    Total Other Operating Income              250,934      250,209      241,222

Other Operating Expenses
 Salaries and Wages                           640,430      573,140      523,108
 Pension and Other Employee Benefits          150,867      143,714      109,897
 Occupancy Expenses, Net                      301,117      285,944      211,060
 Other                                        453,649      490,567      463,014
    Total Other Operating Expenses          1,546,063    1,493,365    1,307,079

 Income Before Income Taxes                   607,369      344,887      642,684
 Applicable Income Taxes (Credit)             140,151       42,348      139,751
    NET INCOME                                467,218      302,539      502,933

 Earnings Per Share on Weighted Average
             Primary                             0.35         0.24         0.41
             Fully Diluted                       0.34         0.23         0.39
 Weighted Average Number of Common Shares
 Used in Computing Earnings Per Share
             Primary                        1,344,529    1,280,415    1,237,166
             Fully Diluted                  1,373,505    1,335,734    1,300,035

Dividends Per Share                              0.26         0.24         0.22
Book value per share on shares outstanding     $13.28       $12.44       $12.03

All 1994 per share data has been restated to reflect a 5% stock dividend paid on February 1, 1995.

COMMUNITY BANCORP. AND SUBSIDIARY
Statement of Cash Flows

For the First Three Months Ended March 31, 1996        1995         1994

Reconciliation of net income to net cash
provided by operating activities:
   Net Income                                  467,218    302,539       502,933
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation                                   91,978     79,993        59,463
 Provisions for possible loan losses            37,500     45,000        45,000
 Provisions for deferred income taxes          (21,123)    (3,864)       77,239
 (Gain)Loss on sales of OREO                    (1,516)    (4,345)            0
 Amortization of bond premium                    4,616    182,289       192,510
 Increase (decrease) in taxes payable           79,028     38,484       216,990
 (Increase) decrease in interest receivable   (211,453)  (268,158)     (349,511)
 (Increase) decrease in other assets           (28,574)    18,764      (308,891)
 Increase (decrease) in unamortized loan fees  (10,114)   (14,888)       18,027
 Interest (decrease) in interest payable       (12,403)   (22,214)        1,919
 Increase (decrease) in accrued expenses      (176,954)   (25,300)     (234,267)
 Increase (decrease) in other liabilities       50,805     65,815        18,297
    Net cash provided by operating activities  269,008    394,115       239,709

Cash Flows from Investing Activities:
 Investments  - held to maturity
   Maturities and pay-downs                  2,824,132    919,635             0
   Purchases                               (16,499,629)(4,676,686)            0
 Investments  - available for sale
   Sales and maturities                      3,000,000          0     2,237,887
   Purchases                                   (23,300)(2,000,000)  (15,310,505)
 Investment in limited partnership                   0          0       (85,750)
 Increase in Loans, Net of Payments           (477,832) 1,356,668      (808,004)
 Capital Expenditures                         (181,900)    57,671       (94,199)
 Recoveries of loans charged off                21,702     39,117        17,360
 Proceeds from sales of OREO                   210,000     89,463        90,000
    Net Cash Used in Investing Activities  (11,126,827)(4,214,132)  (13,953,211)

Cash Flows from Financing Activities:
 Net increase (decrease) in demand deposits,
 NOW, money market, and savings accounts     9,175,029    785,251     8,009,938
 Net increase in certificates of deposit      (179,661) 3,469,992     1,152,987
 Net increase in other borrowed funds                0          0     3,000,000
 Payments to acquire treasury stock                (23)    (4,210)          (42)
 Dividends paid                               (191,216)  (158,532)     (143,640)
  Net cash provided by financing activities  8,804,129  4,092,501    12,019,243
  Net increase in cash and cash equivalents (2,053,690)   272,483    (1,694,259)
   Cash and cash equivalents:
      Beginning                              8,893,955  7,392,717     7,242,958
      Ending                                 6,840,265  7,665,200     5,548,699

Supplemental Schedule of Cash Paid During
the Year:
 Interest paid                               2,104,541  1,982,937     1,576,294
 Income Taxes                                   40,000          0             0

Supplemental schedule of noncash investing
and financing activities:
 Unrealized loss on available-for-sale         $16,417   $353,852      $326,974
 OREO / acquired in settlement of loans        $58,047   $217,546            $0
 Debentures converted to common stock          $41,000   $106,000       $10,000
 5% Stock dividend at market value                  $0 $1,019,716            $0

Dividends paid
Dividends payable                             $345,934   $303,507      $257,830
Dividends reinvested                         ($154,718) ($144,975)    ($114,190)
                                              $191,216   $158,532      $143,640

                      AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information: average earning assets (icluding non-accrual loans) and average interest bearing liabilities supporting earning assets and interest income and interest expense as a yield/rate for the first three months of 1996 and 1995.

                      1996                          1995
                      AVERAGE      INCOME/   RATE/  AVERAGE      INCOME/   RATE/
                      BALANCE      EXPENSE   YIELD  BALANCE      EXPENSE   YIELD

EARNING ASSETS
 Loans (gross)        136,595,652  3,232,788 9.52%  132,438,951  2,880,745 8.82%
 Taxable Investment
  Securities           34,414,603    502,559 5.87%   29,397,299    403,463 5.57%
 Tax-exempt Investment
   Securities(1)       14,661,806    294,386 8.08%   18,970,923    365,392 7.81%
  Federal Funds Sold    6,065,659     82,601 5.48%    3,370,000     46,069 5.54%
  Other Securities(2)   1,196,652     19,893 6.69%    1,133,303     22,330 7.99%
    TOTAL             192,934,372  4,132,227 8.61%  185,310,476  3,717,999 8.14%

INTEREST BEARING LIABILITIES

 Savings Deposits      31,371,082    234,418 3.01%   34,780,770    256,573 2.99%
 NOW & Money Market
  Funds                38,904,950    367,975 3.80%   38,318,874    355,082 3.76%
 Time Deposits         97,019,071  1,481,156 6.14%   89,535,331  1,337,398 6.06%
 Other Borrowed Funds      65,000      1,245 7.70%       65,000      1,237 7.72%
 Subordinated Debentu     226,000      5,400 9.61%      450,000     10,433 9.40%
    TOTAL             167,586,103  2,090,194 5.02%  163,149,975  1,960,723 4.87%

Net Interest Income                2,042,033          1,757,276
Net Interest Spread(3)                       3.60%                         3.26%
Interest Differential(4)                     4.29%                         3.85%

<F01> Income on investment securities of state and political subdivisions is stated on a tax equivalent basis (assuming a 34 percent tax rate).
<F02> Included in other securities are taxable industrial development bonds
      (VIDA), with income of approximately $2,100 for 1996, and $2,400 for 1995.
<F03> Net interest Spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
<F04> Interest differential is net interest income divided by average earning assets.

           CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income for the first three months of 1996 and 1995 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.

RATE VOLUME                           Variance    Variance
                                      Due to      Due to      Total
                                      Rate(1)     Volume(1)   Variance

EARNING ASSETS

 Loans (gross)                        260,874      91,169     352,043
 Taxable Investment Securities         29,661      69,435      99,096
 Tax-Exemt Investment Securities(2)    15,514     (86,520)    (71,006)
 Federal Funds Sold                      (626)     37,158      36,532
 Other Securities                      (3,490)      1,053      (2,437)
    Total Interest Earnings           301,933     112,295     414,228

INTEREST BEARING LIABILITIES

 Savings Deposits                       3,324     (25,479)    (22,155)
 NOW & Money Market Funds               7,417       5,476      12,893
 Time Deposits                         31,039     112,719     143,758
 Other Borrowed Funds                       8           0           8
 Subordinated Debentures                  319      (5,352)     (5,033)
    Total Interest Expense             42,107      87,364     129,471

<F01> Items which have shown a year-to-year increase in volume have variances allocated as follows:
                Variance due to rate = Change in rate x new volume Variance due to volume = Change in volume x old rate

      Items which have shown a year-to-year decrease in volume have variances allocated as follows:
                Variance due to rate = Change in rate x old volume Variances due to volume = Change in volume x new rate

<F02> Income on tax-exempt securities is stated on a tax equivalent basis.
      The assumed rate is 34%.

COMMUNITY  BANCORP.
PRIMARY EARNINGS PER SHARE

For The First Quarter Ended March 31,            1996       1995       1994

Net Income                                         467,218    302,539    502,933
Average Number of Common Shares Outstanding      1,344,529  1,280,415  1,237,166
Earnings Per Common Share                             0.35       0.24       0.41

FULLY  DILUTED  EARNINGS  PER  SHARE

For The First Quarter Ended March 31,            1996       1995       1994

Net Income                                         467,218    302,539    502,933
Adjustments to Net Income (Assuming Conversion       3,564      6,885      8,618
 of Subordinated Convertible Debentures).
Adjusted Net Income                                470,782    309,424    511,551
Average Number of Common Shares Outstanding      1,344,529  1,280,415  1,237,166
Increase in Shares (Assuming Conversion of          28,976     55,319     62,869
 Subordinated Convertible Debentures).
Average Number of Common Shares Outstanding      1,373,505  1,335,734  1,300,035
 (Fully Diluted)
Earnings per Common Share Assuming Full Dilution      0.34       0.23       0.39

                                    PART I.

                                     Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           THE RESULTS OF OPERATIONS

                          Quarter Ended March 31, 1996


     Community Bancorp. is a one-bank holding company whose only subsidiary is Community National Bank. Most of the Bancorp's business is conducted through the Bank, therefore, the following narrative is based primarily on the Bank's operations. The financial statements preceding this section are consolidated figures, and can be used in conjunction with the other reports that follow them to provide a more detailed comparison of the information disclosed in the following narrative.

LIQUIDITY

     Liquidity management refers to the ability of Community National Bank to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity.
Our time deposits greater than $100,000 increased $1.3 million or 7.5% for the first quarter of 1996 compared to 1995. Other time deposits increased from $73.8 million at the end of the first quarter of 1995 to $78.4 million at the end of the first quarter of 1996, an increase of 6.3%. A review of these deposits, primarily the time deposits over $100,000 indicates that the growth is primarily generated locally and regionally and are established customers of the Bank. The Bank has no brokered deposits. All other interest bearing deposit accounts in total increased 1.8% to end the three month comparison period at $74.4 million for 1996 compared to $73 million for 1995. Our gross loan portfolio increased from $131.8 million for the first quarter of 1995 to $137.6 million for the first quarter of 1996 or 4.4%.
Of this total portfolio of $137.6 million, $69.4 million are scheduled to reprice within one year and $4.4 million are scheduled to mature within one year. Federal funds sold decreased by $50 thousand from $2.13 million for the first quarter of 1995 to $2.08 million for the same period in 1996, or 2.4%. At the end of the first quarter of 1996, the Bank reported other short term investments or "Available-for-Sale" securities at a market price of $11.1 million, compared to $25.8 million for the same period in 1995, while securities classified as "Held-to-Maturity" increased to $46.3 million from $26.1 million for the same comparison period. The approximate market value of these securities was $46.2 million and $26.2 million for the first quarter of 1996 and 1995, respectively.

RESULTS OF OPERATIONS

     Net Income for the first quarter ended March 31, 1996 was $467 thousand representing an increase of 54% compared to a net income of $303 thousand for the first quarter ended March 31, 1995. The results of this are primary earnings per share of $0.35 for the first quarter of 1996 compared to $0.24 for the first quarter of 1995, and fully diluted earnings per share of $0.34 and $0.23 respectively. The first quarter of 1996 was more profitable compared to the same period in 1995, which was due in part to a greater increase in interest income compared to interest expense. A new computer system was purchased during the first quarter of 1995, which also had a negative effect on earnings for that time period. A cash dividend of $0.26 per share was declared on January 12, 1996, payable on February 1, 1996, to shareholders of record as of January 15, 1996. This represents an 8.3% increase over last years quarterly dividends.

     Net interest income, the difference between interest income and expense, represents the largest portion of the Bank's earnings, and is affected by the volume, mix, rate sensitivity of earning assets as well as interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets.

     Net interest income for the first quarter increased from $1.63 million in 1995 to $1.94 million in 1996, or 18.8%. Interest income increased by $438 thousand or 12.2% for the first quarter of 1996 from $3.59 million in 1995 to $4.03 million in 1996. Interest expense increased by $131 thousand or 6.7% for the first quarter of 1996 compared to 1995, which is almost half of the 12.2% increase in interest income and clearly supports the reason for the increase in net interest income. A review of the interest earned on loans, the major source of interest income, and interest paid on deposits, the major source of interest expense, shows increases of 12.22% versus 6.97%, respectively.

     The following paragraphs are comparisons of average balances and the respective average yield. Reference can be made to the tables labeled "Average Balances and Interest Rates" and "Changes in Interest Income and Interest Expense" for a more detailed look at these variances. Keep in mind that income on securities is stated at the tax equivalent yield, therefore, for these two tables the interest figures presented for these securities are higher than those presented on the financial statements.

      The average volume of loans increased by $4.16 million or 3.14%, and the yield on those loans increased from 8.82% for the first three months of 1995 to 9.52% for the first three months of 1996, an increase of 70 basis points. Income from loans for the first quarter of 1996 increased to $3.23 million or by 12.22% compared to $2.88 million for the same period in 1995.

     The average volume of taxable investments increased to $34.4 million or by 17.07%, and the yield on these investments for the first three months of 1996 rose by 30 basis points, compared to the same period in 1995. Of this total taxable investment of $34.4 million, $10 million are investments classified as available-for-sale, with the remaining $24.4 million classified as held-to-maturity. Income for the first three months increase in 1996 compared to 1995 by almost $100 thousand to a reported $503 thousand income figure.

     A decrease is noted in the average volume of tax-exempt investments reported at just under $19 million for the first three months of 1995 versus $14.66 million for the same period in 1996, a decrease of 22.7%, all of these investments are classified as held-to-maturity. Income also decreased on these investments from $365 thousand for the first three months of 1995 to $294 thousand for the same period in 1996.

     Other securities ended the three month period in 1996 at an average volume of $1.2 million, resulting in a 5.6% increase compared to the same period last year, and of this total almost $1.1 million are equity securities and are therefore, under the guidelines, classified as available-for-sale with the remaining $150 thousand classified as held-to-maturity. Income decreased slightly for 1996 compared to 1995, with reported figures of $20 thousand and $22 thousand, respectively.

     The Bank currently has no investments classified as trading securities, and due to the guidelines of its investment policy, does not intend to carry any of these securities. The yield on treasuries remains above the yield on other short term investments such as federal funds, therefore, the Bank continues to invest more in these higher yielding treasuries.

     The average volume of federal funds sold increased from $3.4 million to $6.1 million for the comparison periods, an increase of 80%. Interest income on federal funds sold increased to $83 thousand at an average yield of 5.48% for the first quarter of 1996, compared to income of $46 thousand with an average yield of 5.54% for the first quarter of 1995, an increase in income of 79.3%, with a decrease in yield of 6 basis points.

     In total, our average earning assets increased to $192.9 million or by 4.1% during the first three months of 1996, compared to the same period in 1995, and the average yield on those earning assets increased by 47 basis points to end the three month period in 1996 at 8.61% compared to 8.14% for the same period last year.

     Interest expense on time deposits increase to $1.5 million at an average yield of 6.14% for the first three months of 1996, compared to almost $1.4 million with an average yield of 6.06% for the same time period in 1995. Interest expense on NOW and money market funds increase to $368 thousand at an average yield of 3.80% for the first three months of 1996 compared to $355 thousand at an average yield of 3.76% for the first three months of 1995. The biggest decrease was noted in savings deposits with an expense figure of $234 thousand for the first three months of 1996 compared to $257 thousand for the same period in 1995, a decrease of $23 thousand, or 8.6%.

     Our average time deposits volume increased to $97 million, or 8.4% for the first three months of 1996 and the average rate paid increased to 6.14%, or by a modest 8 basis points, compared to the same period in 1995. Now and money market funds increased to $38.9 million or 1.5% in volume in 1996 with the average rate on these funds increasing 4 basis points to a rate of 3.80% compared to 3.76% for the first three months of 1995. Other borrowed funds remained at an average volume of $65 thousand while the average yield decreased to 7.70% from 7.72% for the first three months of 1996 and 1995, respectively.

     In summary, the tax equivalent net interest income increased from $1.76 million for the first three months of 1995 to $2.04 million for the first three months of 1996, an increase of 16.2%. The net yield, or net interest spread as defined on the "Average Balances and Interest Rates" report, was 3.60% for the first three months of 1996, compared to 3.26% for the same period in 1995. This increase in yield is attributable to the 47 basis point increase in yield on assets, compared to the 15 basis point increase in the average rate paid on interest earning liabilities.

     Subordinated debentures have been decreasing steadily in the first quarter of 1996 to end the three month period at an average volume of $226,000. Redemption activity is more frequent for the 9% debentures compared to the 11% debentures because the redemption period, the period of time prior to maturity (August 1, 1998) in which the redemption price is greater, is now in it's second year. The redemption prices and time periods are as follows:

     August 1, 1994 - July 31, 1995     103%
     August 1, 1995 - July 31, 1996     102%
     August 1, 1996 - July 31, 1998     101%


ALLOWANCE FOR POSSIBLE LOSSES ON LOANS

     Management continues to follow the same structured underwriting guide-lines as well as the thorough loan-by-loan review policy. These measures help to insure the adequacy of the loan loss coverage. A continuing review of the loan portfolio is conducted by the Executive Officers and the Board of Directors, which meets to discuss, among other matters, potential exposures. Factors considered are each borrower's financial condition, the industry or sector for the economy in which the borrower operates, and over-all economic conditions. Existing or potential problems are noted and reported to senior management which assesses the risk of probable loss or delinquency on a loan-by-loan basis in conjunction with a review of the regulatory authority and the recommendations of independent accountants.
The Bank also employs a Loan Review and Compliance Officer whose duties include, among others, a review of the loan portfolio including delinquent and non-performing loans.

     Specific Allocations are made in situations management feels are at a greater risk for loss. A quarterly review of the Qualitative Factors, which among others are "Levels of, and Trends in, Delinquencies and Non-Accruals" and National and Local Economic Trends and Conditions" helps to ensure that areas with potential risk are noted and coverage increased or decreased to reflect the trends in delinquencies and non-accruals. Residential first mortgage loans make up the largest part of the loan portfolio and have the lowest historical loss ratio which helps to alleviate the overall risk.

     The valuation allowance for loan losses of almost $1.5 million as of March 31, 1996 constitutes 1.07% of the total gross loan portfolio, compared to $1.7 million or 1.31% for the same period in 1995. In management's opinion, this is adequate and reasonable, particularly in view of the fact that $113.7 million of the total loan portfolio, or 82.65% consists of real estate mortgage loans; and of the total real estate mortgage loans, $91.4 million or 66.4% constitute one to four family residential mortgage loans. This large loan volume together with the low historical loan loss experience help to support our basis for loan loss coverage. Furthermore, if the eligible loan portfolio base were reduced by the aggregate of the residential mortgage loan sector of the portfolio, the valuation allowance for loan losses of almost $1.5 million would constitute 3.18% of the eligible loans, compared to 3.89% a year ago. In management's opinion, a loan portfolio consisting of 82.65% in residential and commercial real estate secured mortgage loans is by far more stable and less vulnerable than a portfolio with a higher concentration of unsecured commercial and industrial loans or personal loans.

     In May, 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Bank was required to adopt this new rule effective as of the beginning of the 1995 calendar year. This statement allows the Bank to classify its in-substance foreclosures as loans and disclose them as impaired loans, as long as requlatory guidelines are followed. Loans will generally be valued at the lower of either the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. As of the end of the first quarter of 1996, this new rule has not had a significant effect on the financial position or results of operation of the Corporation as of the end of the first quarter.

     Non-Performing assets for the bank are made up of three different types of loans, "90 Days or More Past Due", "Other Real Estate Owned" (OREO), and "Non-Accruing Loans". A comparison of these non-performing assets for 1996 and 1995 reveals a combined increase in non-accruing loans and loans 90 days or more past due of 6.6% and a decrease in OREO of 42%. The portfolio of non-accruing loans which make up the biggest portion of the non-performing assets, consists of $1.8 million or 91.3% of real estate secured mortgage loans for the first three months of 1996.

          Non-performing assets as of March 31, 1996 and 1995 were made up of the following:

                                                         1996        1995
      Non-Accruing loans                                 $1,965,928  $1,950,688
      Loans past due 90 day or more and still accruing      245,087     122,811
      Other real estate owned                               610,925   1,050,371
      Total                                              $2,821,940  $3,123,870

     These totals of $2.8 million for 1996 and $3.1 million for 1995 equal 2.05% and 2.36% respectively, of total gross loans, as well as 1.37% and 1.59%, respectively of total assets. As of March 31, 1996, our reserve coverage of non-performance loans was 52% as compared to 55% a year ago.

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

     Our current portfolio of other real estate owned equals $610,925 and with the exception of one property, all properties were obtained through the normal foreclosure process, with the other property having been deeded "In lieu of foreclosure". All of our properties are located in Vermont and consist of the following; a condominium project in Jay, five commercial condominium units in Newport, land in Albany, and a single family residence in Newport. The farm equipment dealership, which was in OREO for several years was sold in February. The Bank is actively attempting to sell all of the other real estate owned, and expects no material loss on any of these properties. Other real estate owned is by definition a non-earning asset, and as such has a negative impact on the Bank's earnings.

OTHER OPERATING INCOME AND EXPENSES

     Other operating income for the first quarter of 1996 was $250,934, compared to $250,209 for the first quarter of 1995, an increase of $725 or .29%. A decrease in service fees of $23,025 or 17.17% was outweighed by the increase in trust department income of $4,382 and other income of $19,368, or a combined 20.5%. An increase in income from loans sold on the secondary market and more foreign exchange activity are the major sources for the increase in other income for the first quarter of 1996 compared to 1995.

     Other operating expenses for the first quarter of 1996 was $1.55 million compared to $1.49 million for 1995, an increase of 3.5%. Salaries, the largest portion of other operating expenses, showed the biggest increase of $67,290, or 11.7%, while other expenses reported the only decrease totaling $36,918, or 7.5%. One of the major factors for the decrease in other expense is the reduction in the premium charge for FDIC insurance. For the first three months of 1995 the expense for this insurance was $99,207, compared to a current year to date expense figure of $488. This sizeable decrease was offset by many increases in other components of other expenses including advertising of $10,497, telephone of almost $8,000, and outside consulting service fees of $16,050.

     All components of other operating expenses are monitored by management, however, a quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the bank.

APPLICABLE INCOME TAXES

     Income before taxes increased from $344,887 for the first quarter of 1995 to $607,369 for the first quarter of 1996, an increase of $262,482 or 76%. As a result of this increase, provisions for income taxes for the first quarter of 1996 increased $97,803 compared to the same period for 1995, ending the three month period of 1996 at $140,151.

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

     Average earning assets grew by 4.1% in the first three months of 1996 as compared to the same period in 1995 to an average volume of $192.9 million. Loans, which totaled $136.6 million in 1996 and $132.4 million in 1995, comprised 70.8% and 71.5% respectively, of our earning assets with the average volume of loans increasing $4.16 million or 3.14% in the first three months of 1996, compared to the same period in 1995. On March 31, 1996, residential real estate mortgages made up 66% of our portfolio, commercial loans made up 22% and personal loans made up 12%, compared to 67%, 21%, and 12% respectively in 1995.

     Taxable investments made up 17.8% of our average earning assets in the first three months of 1996 compared to 15.8% in 1995 to end the period at an average volume of $34.4 million.

     Tax-exempt investments of $14.66 million made up 7.6% of our average earning assets in the first three months of 1996, compared to $18.9 million or 10.2% in 1995.

     Federal funds sold, which had an average volume of $6.06 million, made up 3.14% of our earning assets in the first three months of 1996 and 1.8% in 1995. And ending the list of earning assets, other securities, which increased by $63 thousand, made up .62% in 1996, compared to .61% in 1995.

     Historically, the Bank has funded its growth by steady increases in its core deposits. The Bank has no brokered deposits as mentioned earlier, nor does it rely on large certificates or other forms of volatile deposits to fund its growth in earning assets. As interest rates decline, there is a shift to savings and money market accounts, as customers await an opportunity to reinvest at higher rates. Conversely as rates increase, funds shift from savings and money market accounts to certificates of deposit to lock in higher yields. Currently, rates on CD's are slightly lower than they were last year at this time, however, they are favorably better than the other interest bearing accounts. Time deposits increased approximately 8.36% to an average volume of $97 million, accounting for 57.9% of the total interest bearing accounts for the first quarter of 1996, compared to $89.5 million in average volume and 54.9% of total interest bearing accounts for the first quarter of 1995. Savings accounts decreased 9.8% to an average volume of $31.4 million accounting for 22.3% of the total interest bearing accounts for the first quarter of 1996, compared to an average volume of $34.8 million and 21.3% of total interest bearing accounts for the first quarter of 1995. A slight increase of 1.5% is noted in NOW and money market funds with an average volume of $38.9 million reported at the end of the first quarter of 1996 compared to $38.3 million at the end of the first quarter of 1995, with these volumes accounting for 23.2% and 23.5% respectively, of the total interest bearing liability accounts.

CAPITAL RESOURCES

     The Corporation's stockholders' equity, which started the year at $17,580,417, was increased through earnings of $467,218 and sales of common stock of $195,718 through dividend reinvestment and debenture conversions. It was decreased by dividends of $345,934, purchase of treasury stock of $23 and adjustment of $39,666 for valuation of allowance for securities to end the first quarter of 1996 at $17,857,730 with a book value of $13.28 per share. All stockholder's equity is unrestricted. Additionally, it is noted that the net unrealized gain on valuation allowance for securities has decreased. A review of this activity shows that as the maturity date of the investments gets closer, the market price becomes favorably better, therefore, material loss is greatly reduced.

     The Bank is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively. As of March 31, 1996, the Bank continued to maintain ratios far above the minimum requirements with reported ratios of 18% for Tier I and 19% for Total Capital.

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

                               COMMUNITY BANCORP.



DATED:  May 15, 1996               By:/s/ Richard C. White
                                   -------------------------------
                                   Richard C. White, President


DATED:  May 15, 1996               By:/s/ Stephen P. Marsh
                                   -------------------------------
                                   Stephen P. Marsh,
                                   Vice President & Treasurer