Form 10QSB
period 1996-06-30
COMMUNITY BANCORP /VT
filed 1996-07-30
CIK 718413

CONFORMED COPY

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

                  For Six Months Ended June 30, 1996
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

At June 30, 1996, there were 1,387,010 shares of the Corporation's $2.50 par value common stock issued and 1,357,651 shares outstanding.

Total Pages - 19 Pages


                    PART I.  FINANCIAL INFORMATION

                    Item 1.  Financial Statements

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statement of Condition
        ( Unaudited )

                                           June 30     December 31 June 30
                                           1996        1995        1995

Assets
 Cash and due from banks                     4,837,874   5,068,955   6,500,177
 Federal funds sold                          1,125,000   3,825,000           0
     Total cash and cash equivalents         5,962,874   8,893,955   6,500,177
 Securities held-to-maturity (approximate
  market value of $49,231,423 at 6/30/96,
  $32,925,570 at 12/31/95, and $25,783,109
  at 6/30/95)                               49,481,125  32,602,657  26,056,840
 Securities available-for-sale,
  at market value                            6,015,550  14,105,688  25,125,218
 Loans                                     141,763,996 137,240,198 134,129,308
   Allowance for loan losses                (1,464,293) (1,519,247) (1,552,311)
   Unearned net loan fees                     (895,923)   (908,731)   (900,473)
     Net loans                             139,403,780 134,812,220 131,676,524
 Bank premises and equipment, net            3,296,472   3,263,166   3,105,185
 Accrued interest receivable                 1,777,622   1,524,175   1,686,137
 Other real estate owned                       841,467     761,362   1,018,823
 Other assets                                1,622,351   1,418,576   1,478,852
     Total assets                          208,401,241 197,381,799 196,647,756

Liabilities and Stockholders' Equity

Liabilities
 Deposits:
   Demand, non-interest bearing             17,934,874  15,777,469  16,687,917
   NOW and money market accounts            42,742,879  34,450,952  33,612,922
   Savings                                  32,576,703  31,395,227  33,584,341
   Time deposits, $100,000 and over         18,158,112  18,616,586  17,733,434
   Other time deposits                      78,165,840  78,643,288  75,747,889
     Total deposits                        189,578,408 178,883,522 177,366,503

 Other borrowed funds                           65,000      65,000      65,000
 Federal funds purchased                             0           0   1,914,000
 Accrued interest and other liabilities        368,250     587,860     454,755
 Subordinated Debentures                       208,000     265,000     316,000
     Total liabilities                     190,219,658 179,801,382 180,116,258

Stockholders' equity
 Common stock - $2.50 par value;
   2,000,000 shares authorized and
   1,387,010 shares issued at 06/30/96,
   1,359,869 issued at 12/31/95, and
   1,335,296 issued at 06/30/95              3,467,525   3,399,674   3,338,239
 Additional paid-in capital                  5,817,612   5,513,703   4,992,556
 Retained earnings                           9,340,731   9,056,562   8,699,357
 Unrealized gain (loss) on securities
   available-for-sale, net of tax               (4,179)     50,501     (58,729)
 Less: treasury stock, at cost
   (29,359 shares at 6/30/96, 29,355 shares
    at 12/31/95, and 29,349 shares at
    6/30/95.)                                 (440,106)   (440,023)   (439,925)
     Total stockholders' equity             18,181,583  17,580,417  16,531,498

Total liabilities and stockholders' equity 208,401,241 197,381,799 196,647,756

COMMUNITY BANCORP. AND SUBSIDIARY
Statement of Income
   ( Unaudited )

For The Second Quarter Ended June 30,          1996       1995        1994

Interest income
 Interest and fees on loans                    3,331,846  3,055,752   2,712,776
 Interest and dividends on investment securities
  U.S. treasury securities                       516,227    416,398     384,440
  U.S. treasury agencies                          20,660     22,341       5,748
  Obligations of state and political subdivision 229,059    245,204     218,445
  Other securities                                18,658     18,795      21,227
 Interest on federal funds sold                   28,312     29,974      10,136
     Total interest income                     4,144,762  3,788,464   3,352,772

Interest expense
 Interest on deposits                          2,085,813  2,057,156   1,627,184
 Interest on other borrowed funds                  2,124      3,026      54,176
 Interest on subordinated convertible debentures   6,251      7,530      12,923
     Total interest expense                    2,094,188  2,067,712   1,694,283

   Net interest income                         2,050,574  1,720,752   1,658,489
   Provision for loan losses                    (122,500)   (15,000)    (45,000)
   Net interest income after provision         1,928,074  1,705,752   1,613,489

Other operating income
 Trust department income                          24,874     23,511      16,401
 Service fees                                    163,395    143,511     122,204
 Security gains (losses)                          (1,928)         0      11,915
 Other                                           177,556    148,023     130,902
     Total other operating income                363,897    315,045     281,422

Other operating expenses
 Salaries and wages                              658,466    592,378     528,014
 Pension and other employee benefits             169,909    144,569     131,317
 Occupancy expenses, net                         297,559    229,039     212,598
 Other                                           504,515    543,792     453,103
     Total other operating expenses            1,630,449  1,509,778   1,325,032

   Income before income taxes                    661,522    511,019     569,879
   Applicable income taxes (credit)              148,667     93,396     106,970

     Net Income                                  512,855    417,623     462,909

Earnings per share on weighted average
           Primary                                  0.38       0.32        0.37
           Fully diluted                            0.37       0.31        0.36
Weighted average number of common shares
 used in computing earnings per share
           Primary                             1,357,167  1,301,774   1,248,978
           Fully diluted                       1,384,138  1,343,916   1,311,265
Dividends per share                                 0.26       0.24        0.22

All 1994 per share data restated to reflect a 5% stock dividend paid on February 1, 1995.

COMMUNITY BANCORP. AND SUBSIDIARY
Statement of Income
   ( Unaudited )

For the Six Months Ended June 30,              1996       1995        1994

Interest income
 Interest and fees on loans                    6,564,634  5,936,497   5,405,258
 Interest and dividends on investment securities
  U.S. treasury securities                     1,007,963    813,994     750,540
  U.S. treasury agencies                          31,483     28,208      11,599
  Obligations of state and political subdivision 423,354    486,361     431,253
  Other securities                                38,551     41,127      38,058
 Interest on federal funds sold                  110,913     76,043      47,543
     Total interest income                     8,176,898  7,382,230   6,684,251

Interest expense
 Interest on deposits                          4,170,636  4,006,209   3,191,162
 Interest on other borrowed funds                  4,039      4,263      55,078
 Interest on subordinated convertible debentures  11,651     17,963      25,980
     Total interest expense                    4,186,326  4,028,435   3,272,220

   Net interest income                         3,990,572  3,353,795   3,412,031
   Provision for loan losses                    (160,000)   (60,000)    (90,000)
   Net interest income after provision         3,830,572  3,293,795   3,322,031

Other operating income
 Trust department income                          51,076     45,331      32,654
 Service fees                                    274,464    277,605     245,513
 Security gains (losses)                          (1,928)         0      11,915
 Other                                           291,219    242,318     232,562
     Total other operating income                614,831    565,254     522,644

Other operating expenses
 Salaries and wages                            1,298,896  1,165,518   1,051,122
 Pension and other employee benefits             320,776    288,283     241,214
 Occupancy expenses, net                         598,676    514,983     423,658
 Other                                           958,164  1,034,359     916,118
     Total other operating expenses            3,176,512  3,003,143   2,632,112

   Income before income taxes                  1,268,891    855,906   1,212,563
   Applicable income taxes (credit)              288,817    135,744     246,720

     Net Income                                  980,074    720,162     965,843

Earnings per share on weighted average
           Primary                                  0.73       0.56        0.78
           Fully diluted                            0.72       0.55        0.75
Weighted average number of common shares
 used in computing earnings per share
           Primary                             1,350,848  1,291,154   1,243,104
           Fully diluted                       1,378,822  1,339,848   1,306,012
Book value per share on shares outstanding
   on June 30,                                    $13.39     $12.66      $12.04

All 1994 per share data restated to reflect a 5% stock dividend paid on February 1, 1995.

COMMUNITY BANCORP. AND SUBSIDIARY
      Statement of Cash Flows

For the Six Months Ended June 30,           1996         1995        1994

Reconciliation of net income to net cash
 provided by operating activities:
Net Income                                      980,074     720,162     965,843
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation                                   187,396     129,497     119,489
 Provisions for possible loan losses            160,000      60,000      90,000
 Provisions for deferred taxes                  (61,587)    (72,878)     41,486
 Securities (gains) losses                        1,928           0     (11,915)
 Losses (gains) on sales of oreo                 (8,710)    (12,201)          0
 Subsequent writedowns on oreo                   12,320      30,000       5,859
 Amortization of bond premium                    49,142     249,734     248,788
 Increase (decrease) in taxes payable           (36,770)     33,866     102,065
 (Increase) decrease in interest receivable    (253,447)   (299,137)   (137,241)
 (Increase) decrease in other assets           (126,818)     32,981    (154,412)
 Increase (decrease) in unamortized loan fees   (12,808)    (24,337)     74,890
 Increase (decrease) in interest payable        (35,495)    (20,303)      4,594
 Increase (decrease) in accrued expenses       (175,893)    (77,749)   (197,181)
 Increase (decrease) in other liabilities        41,347      31,189      15,968
    Net cash provided by operating activities   720,679     780,824   1,168,233

Cash flows from investing activities:
 Investments - held to maturity
  Maturities and pay-downs                    4,194,188   4,464,365   3,788,330
  Purchases                                 (21,093,137) (8,195,731) (8,116,960)
 Investments - available for sale
  Maturities and pay-downs                    8,000,000   3,000,000   9,000,000
  Purchases                                     (23,300) (4,078,200) (8,085,500)
 Investment in limited partnership                    0         564     (85,750)
 Increase in loans, net of payments          (5,135,655) (1,251,753) (6,149,987)
 Capital expenditures                          (220,702)    (97,235)   (258,582)
 Recoveries of loans charged off                 48,088      98,540      33,567
 Proceeds from sales of oreo                    265,100     116,365      90,000
   Net cash used in investing activities    (13,965,418) (5,943,085) (9,784,882)

Cash flows from financing activities:
 Net increase (decrease) in demand deposits,
  now, money market and savings accounts     11,630,808  (3,107,171)  3,450,893
 Net increase in certificates of deposit       (935,922)  5,797,665     640,216
 Net increase (decrease) in other borrowed fund       0   1,914,000   2,971,124
 Payments to acquire treasury stock                 (82)     (4,237)        (68)
 Dividends paid                                (381,146)   (330,536)   (289,789)
   Net cash provided by financing activities 10,313,658   4,269,721   6,772,376
   Net increase in cash and cash equivalents (2,931,081)   (892,540) (1,844,273)
   Cash and cash equivalents:
      Beginning                               8,893,955   7,392,717   7,242,958
      Ending                                  5,962,874   6,500,177   5,398,685

Supplemental schedule of cash paid during
 the year:
   Interest paid                              4,210,170   4,048,738   3,267,901
   Income taxes                                 264,000      29,000     178,000

Supplemental schedule of noncash investing
 and financing activities:
 Unrealized loss on securities
  available-for-sale                             $6,332     $88,984    $300,187
 OREO / acquired in settlements of loans       $384,779    $297,546      $5,991
 Debentures converted to common stock           $57,000    $235,000     $16,000
 5% Stock dividend at market value                   $0  $1,019,716          $0

Dividends paid:
   Dividends payable                           $695,906    $611,952    $517,896
   Dividends reinvested                       ($314,760)  ($281,416)  ($228,107)
                                               $381,146    $330,536    $289,789

                        AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information: average earning assets (including non-accrual loans) and average interest bearing liabilities supporting earning assets and interest income and interest expense as a yield/rate for the first six months of 1996 and 1995.

                     1996                           1995
                     AVERAGE      INCOME/    RATE/  AVERAGE      INCOME/   RATE/
                     BALANCE      EXPENSE    YIELD  BALANCE      EXPENSE   YIELD
EARNING ASSETS

Loans (gross)        138,117,879  6,564,634  9.56%  132,877,718  5,936,497 9.01%
Taxable Investment
 Securities           35,696,926  1,039,446  5.86%   30,165,510    842,202 5.63%
Tax-Exempt Investment
 Securities (1)       16,249,828    641,445  7.94%   18,943,430    736,912 7.84%
Federal Funds Sold     4,118,544    110,913  5.42%    2,753,591     76,043 5.57%
Other Securities (2)   1,204,964     38,551  6.43%    1,146,206     41,127 7.24%

    TOTAL            195,388,141  8,394,989  8.66%  185,886,455  7,632,781 8.28%

INTEREST BEARING LIABILITIES

Savings Deposits      31,990,661    478,024  3.00%   34,380,682    510,233 2.99%
NOW & Money Market
 Funds                40,403,300    774,027  3.85%   37,002,344    699,765 3.81%
Time Deposits         97,097,086  2,918,585  6.04%   90,968,240  2,796,212 6.20%
Other Borrowed Funds      95,233      3,214  6.79%      141,861      4,263 6.06%
Subordinated Debentures  237,000     11,651  9.89%      384,000     17,963 9.43%

    TOTAL            169,823,280  4,185,501  4.97%  162,877,127  4,028,436 4.99%

Net Interest Income               4,209,488                      3,604,345
Net Interest Spread(3)                       3.69%                         3.29%
Interest Differential(4)                     4.34%                         3.91%

<F01> Income on investment securities of state and political subdivisions is stated on a fully taxable basis (assuming a 34 percent tax rate).
<F02> Included in other securities are taxable industrial development bonds
      (VIDA), with income of approximately $4,136 for 1996 and $4,588 for 1995.
<F03> Net interest Spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
<F04> Interest differential is net interest income divided by average earning assets.

                  CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income for the first six months of 1996 and 1995 resulting from volume changes in assets and liabilities, and fluctuations in rates earned and paid.

                                      Variance    Variance
RATE / VOLUME                         Due to      Due          Total
                                      Rate(1)     Volume(1)    Variance

INCOME EARNING ASSETS

 Loans                                393,375      234,762     628,137
 Taxable Investment Securities         42,381      154,863     197,244
 Tax-Exempt Investment Securities(2)  118,356     (213,823)    (95,467)
 Federal Funds Sold                    (2,929)      37,799      34,870
 Other Securities                      (6,356)       3,780      (2,576)

    Total Interest Earnings           544,827      217,381     762,208

INTEREST BEARING LIABILITIES

 Savings Deposits                      39,610      (71,819)    (32,209)
 NOW & Money Market Funds               9,767       64,495      74,262
 Time Deposits                        (66,541)     188,914     122,373
 Other Borrowed Funds                   2,116       (3,165)     (1,049)
 Subordinated Debentures                8,221      (14,533)     (6,312)

    Total Interest Expense             (6,828)     163,893     157,065

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

<F02> Income on tax-exempt securities is stated on a fully taxable basis.
      The assumed rate is 34%.


       COMMUNITY BANCORP.
   PRIMARY EARNINGS PER SHARE

For The Second Quarter Ended June 30           1996       1995       1994

Net Income                                       512,855    417,623    462,909

Average Number of Common Shares Outstanding.   1,357,167  1,301,774  1,248,978

Earnings Per Common Share                           0.38       0.32       0.37


For The Six Months Ended June 30               1996       1995       1994

Net Income                                       980,074    720,162    965,843

Average Number of Common Shares Outstanding.   1,350,848  1,291,154  1,243,104

Earnings Per Common Share                           0.73       0.56       0.78

       COMMUNITY BANCORP.
  FULLY DILUTED EARNINGS PER SHARE

For The Second Quarter Ended June 30           1996       1995       1994

Net Income                                       512,855    417,623    462,909

Adjustments to Net Income (Assuming Conversion
  of Subordinated Convertible Debentures).         4,126      4,969      8,529

Adjusted Net Income                              516,981    422,592    471,438

Average Number of Common Shares Outstanding.   1,357,167  1,301,774  1,248,978

Increase in Shares (Assuming Conversion of
  Convertible Debentures).                        26,971     42,142     62,287

Average Number of Common Shares Outstanding
      (Fully Diluted).                         1,384,138  1,343,916  1,311,265

Earnings Per Common Share Assuming
  Full Dilution                                     0.37       0.31       0.36


For The Six Months Ended June 30               1996       1995       1994

Net Income                                       980,074    720,162    965,843

Adjustments to Net Income (Assuming Conversion
  of Subordinated Convertible Debentures).         7,689     11,855     17,147

Adjusted Net Income                              987,763    732,017    982,990

Average Number of Common Shares Outstanding.   1,350,848  1,291,154  1,243,104

Increase in Shares (Assuming Conversion of
  Convertible Debentures).                        27,974     48,694     62,908

Average Number of Common Shares Outstanding
      (Fully Diluted).                         1,378,822  1,339,848  1,306,012

Earnings Per Common Share Assuming Full Dilution    0.72       0.55       0.75


                               PART I.

                                Item 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      THE RESULTS OF OPERATIONS

                    Six Months Ended June 30, 1996


     Community Bancorp. is a one-bank holding company whose only subsidiary is Community National Bank. The Bank's main office is located in Derby, with branch offices located in Newport, Troy, Derby Line, Barton, Island Pond, and St. Johnsbury. The addition of the St. Johnsbury office expanded the Bank's service area to all three counties in the Northeast Kingdom.

     While the financial statements, which precede this narrative, reflect consolidated figures, the following discussion refers primarily to the Bank's operations, as most of the Bancorp's business is conducted through the Bank. Many of the comparisons throughout the following paragraphs refer to the preceding tables for a visual comparison of the figures and percentages disclosed.


LIQUIDITY

     Liquidity management refers to the ability of Community National Bank to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Our time deposits greater than $100,000 increased $425 thousand or 2.4 percent for the first six months of 1996 compared to 1995. Other time deposits increased from $75.7 million at the end of the first six months of 1995 to $78.2 million at the end of the first six months of 1996, an increase of 3.2 percent.
A review of these deposits, primarily the time deposits over $100,000 indicates that the growth is notably generated locally and regionally and are established customers of the Bank. The Bank has no brokered deposits. All other interest bearing deposit accounts in total increased 12 percent to end the six month comparison period at $75.3 million for 1996 compared to $67.1 million for 1995. Our gross loan portfolio increased from $134.1 million for the first six months of 1995 to $141.7 million for the same period of 1996 or 5.7 percent. Of this total portfolio of $141.7 million, $72.6 million are scheduled to reprice within one year and $5.7 million are scheduled to mature within one year. At the end of the first six months of 1996, the Bank reported other short term investments of "Available-for-Sale" securities at a market price of almost $6.1 million, compared to $25.1 million for the same period in 1995, while the book value of securities classified as "Held-to-Maturity" increased to $49.5 million from $26 million for the same comparison period.


RESULTS OF OPERATIONS

     Net Income for the second quarter ended June 30, 1996 was $513 thousand representing an increase of almost 23 percent compared to a net income of $418 thousand for the second quarter ended June 30, 1995. The results of this are primary earnings per share of $0.38 for the second quarter of 1996 compared to $0.32 for the second quarter of 1995, and fully diluted earnings per share of $0.37 and $0.31 respectively. Net Income for the first six months of 1996 was $980 thousand compared to $720 thousand for the first six months of 1995, an increase of 36 percent, resulting in primary earnings per share of $0.73 and $0.56 were reported for 1996 and 1995, respectively, while fully diluted earnings per share ended the six month period at $0.72 for 1996, compared to $0.55 for 1995. The first six months of 1996 were more profitable than the same period in 1995, due primarily to the $194 thousand decrease in expense for FDIC insurance for 1996 compared to 1995.

     A 5% stock dividend was declared on January 10, 1995, payable February 1, 1995 to stockholders of record on January 15, 1995. All 1994 per share data was restated to reflect the 5% stock dividend.
The Board of Directors declared a cash dividend of $0.26 payable on May 1, 1996 to stockholders of record on April 15, 1996, compared to a cash dividend of $0.24 for the same period in 1995.

     Net interest income, the difference between interest income and expense, represents the largest portion of the Bank's earnings, and is affected by the volume, mix, and interest rate sensitivity of earning assets versus interest bearing liabilities.

     Net interest income for the second quarter of 1996 increased to $2.05 million from $1.72 million in 1995, or 19 percent, and net interest income for the first six months increased from $3.4 million in 1995 to $4 million in 1996, an increase of 19 percent. Interest income increased by $356 thousand or 9.4 percent for the second quarter of 1996 from $3.8 million in 1995 to $4.14 million in 1996. Interest income for the first six months of 1996 increased to $8.2 million compared to $7.4 million in 1995, an increase of 10.7 percent. Interest expense increased by just over $26 thousand or 1.3 percent for the second quarter of 1996 compared to 1995. Interest expense for the first six months increased to $4.2 million from $4 million in 1995, an increase of 4 percent. A review of the six month figures for interest earned on loans, the major source of interest income, and interest paid on deposits, the major source of interest expense, shows increases of 11 percent versus 4 percent respectively. The result is a tax equivalent spread of 4.34% for the first six months of 1996 versus 3.91% for the same period in 1995.

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

     Income from loans for the first six months of 1996 increased to $6.6 million or by almost 11 percent compared to $5.9 million for the same period in 1995. The average volume of loans increased by 4 percent, or $5.2 million and the yield on those loans increased from 9.01% for the first six months of 1995 to 9.56% for the first six months of 1996, an increase of 55 basis points.

     The average volume of taxable investments increased to $35.7 million or by 18.3 percent, and the yield on these investments for the first six months of 1996 rose by 23 basis points, from a yield of 5.63% in 1995 to 5.86% in 1996. Of the total taxable investment, approximately $5 million are investments classified as available for sale, with the remaining $30.7 million classified as held to maturity. A decrease is noted in the average volume of tax-exempt investments from $18.9 million for the first six months of 1995 to $16.2 million for the same period in 1996, a decrease of 14.2 percent. All of these investments are classified as held to maturity. Other securities ended the six month period in 1996 at an average volume of $1.2 million, resulting in an increase of 5 percent compared to the same period last year. The Bank currently has no investments classified as trading securities, and does not intend to carry any of these securities. The yield on treasuries remains above the yield on other short term investments such as federal funds, therefore, the Bank continues to invest more in these higher yielding securities. The average volume of federal funds sold increased from $2.7 million for the first six months of 1995 to $4.1 million for the same period in 1996, an increase of $1.4 million or almost 50 percent.

     Interest income on loans for the first six months of 1996 increased 11 percent over the same period last year with an average yield of 9.56%. Income on taxable investments increased from $842 thousand for the first six months of 1995 to $1.04 million for 1996 with a yield of 5.63% for 1995 compared to 5.86% for 1996. Income on tax-exempt investments, stated on a fully tax equivalent basis of 34%, was $641 thousand for the first six months of 1996, compared to $737 thousand for the same period in 1995, with a tax equivalent yield of 7.84% versus 7.94%, respectively. Income on federal funds sold increased to $111 thousand with an average yield of 5.42% for the first six months of 1996, compared to income of $76 thousand for the first six months of 1995 with an average yield of 5.57%, an increase in income of 46 percent with a decrease in yield of 15 basis points. Income from other securities decreased marginally to end the first six months of 1996 at almost $39 thousand compared to $41 thousand for the same period in 1995.

     In total, our average earning assets increased to $195.4 million or by 5.1 percent during the first six months of 1996, compared to the same period in 1995, and the average yield on those earning assets increased by 38 basis points to end the six month period in 1996 at 8.66% compared to 8.28% a year ago.

     Our average time deposit volume increased to $97.1 million, or
6.74 percent during the first six months of 1996 compared to $90.9 million a year ago. Interest paid on time deposits increased from $2.8 million in 1995 to $2.9 million for the first six months of 1996, while the yield decreased 16 basis points to an average yield of 6.04%.

     Now and money market funds increased to $40.4 million or 9.2 percent in volume in 1996 and interest expense on these funds increased by $74 thousand, or 10.6 percent to a six month expense figure for 1996 of $774 thousand. The average rate on these funds rose 4 basis points to a rate of 3.85% compared to 3.81% for the first six months of 1995.

     Other borrowed funds decreased to an average volume of $95 thousand while the average yield increased to 6.79%. Interest expense decreased 25 percent for the six month comparison period to $3,214 as of June 30, 1996, compared to $4,263 for the same period last year.

     Savings deposits decreased by 7 percent from an average volume of $34.4 million in 1995 to an average volume of $32 million for the same period in 1996. Interest expense on savings deposits also decreased from $510 thousand to $478 thousand for the comparison period, a decrease of 6.3 percent.

     Subordinated debentures also notes a decrease for the first six months of 1996. The 9% debentures are being redeemed more because it is to the debenture holder's economic benefit. As of June 30, 1996, there are actual 9% debentures outstanding totaling $143,000 and 11% debentures outstanding totaling $65,000, compared to June 30, 1995 totals of $232,000 and $84,000, respectively. This decrease in debentures outstanding leads to the decrease in interest expense, which was reported at $18 thousand for the first six months of 1995 and $12 thousand for the first six months of 1996.

     In summary, our tax equivalent net interest income for the first six months of 1996 was reported at $4.2 million compared to $3.6 million a year ago. Our net yield, or net interest spread as defined on the "Average Balances and Interest Rates" table, was 3.69% for the first six months of 1996, compared to 3.29% in 1995. This increase in average net yield is attributable to a 38 basis point increase in yield on assets, compared to a 2 basis point decrease in the average rate paid on interest bearing liabilities.


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

     Specific Allocations are made in situations management feels are at a greater risk for loss. A quarterly review of the Qualitative Factors, which, among others, are "Levels of, and Trends in, Delinquencies and Non-Accruals" and "National and Local Economic Trends and Conditions" helps to ensure that areas with potential risk are noted and coverage increased or decreased accordingly, to reflect the trends in delinquencies and non-accruals. Residential first mortgage loans make up the largest part of the loan portfolio and have the lowest historical loss ratio which helps to alleviate the overall risk.

     The valuation allowance for loan losses of $1.5 million as of June 30, 1996 constitutes just over one percent of the total gross loan portfolio, compared to $1.6 million or 1.2 percent for the same period in 1995. This allowance figure is sufficient in light of the fact that of the total loan portfolio of $141.2 million, $114.9 million or 81.04 percent are real estate mortgage loans; and of this total, $91.6 million or 79.7 percent constitute one to four family residential mortgage loans. Increases are noted in all volumes compared to last years figures of $134.1 million in totals loans, $109.2 million in real estate mortgage loans, which represents 81.4 percent of the total portfolio, and a further breakdown shows $88.5 million in one to four family residential mortgage loans, representing 81 percent of the real estate loan portfolio. Historically, the Bank has experienced minimal loan loss with this particular portfolio of loans which further help support the basis for managements opinion of
adequate loan loss coverage.    Furthermore, a loan portfolio
consisting of 81.04 percent in residential and commercial real estate secured mortgage loans is by far more stable and less vulnerable than a portfolio with a higher concentration of unsecured commercial and industrial loans or personal loans.

     In May, 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Bank is required to adopt this new rule effective as of the beginning of this calendar year, although earlier adoption was allowed. This statement allows the Bank to classify its in-substance foreclosures as loans and disclose them as impaired loans, as long as regulatory guidelines are followed. Loans will generally be valued at the lower of either the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. This new rule continues to have minimal effect on the financial position or results of operation of the Corporation as of the end of the first half of 1996.

     Non-Performing assets for the bank are made up of three different types of loans, "90 Days or More Past Due", "Other Real Estate Owned"
(OREO), and "Non-Accrual Loans". A comparison of these non-performing assets for 1996 and 1995 reveals a decrease in all three categories with the most significant decrease of $293 thousand noted in Non-accural loans.

          Non-performing assets as of June 30, 1996 and 1995 were made up of the following:

                                                   1996         1995
 Non-Accruing loans                                $1,611,743   $1,905,134
 Loans past due 90 day or more and still accruing     266,234      311,404
 Other real estate owned                              841,467    1,018,823
     Total                                         $2,719,444   $3,235,361

     These totals of $2.7 million for 1996 and $3.2 million for 1995 equals 1.92 percent and 2.41 percent respectively, of total gross loans, as well as 1.3 percent and 1.6 percent, respectively of total assets. As of June 30, 1996, our reserve coverage of non-performance loans was 54 percent compared to 48 percent a year ago.

     Although these statistics show a decrease in non-performing loans for the first six months of 1996 compared to the same period last year, management will continue to maintain our reserve requirement at a level of approximately one percent of total eligible loans. The local economy is improving, however, the Northeast Kingdom is an area known for its economic ups and downs. With this in mind, we continue our conservative approach to the reserve requirements and adjust accordingly for any changes.

     Other real estate owned is made up of property that the Bank owns in lieu of foreclosure or through normal foreclosure proceedings, and property that the Bank does not hold title to but is in actual control of, known as in-substance foreclosure. It is the policy of the Bank to value property in other real estate owned at the appraised value or book value of the loan, whichever is lesser. Our policy is to appraise the property prior to including it in OREO to determine the value as well as to determine if a write-down is necessary to bring the book value of the loan equal to the appraised value. Periodic appraisals are done thereafter with any additional write-downs being made at such time.

     Our current portfolio of other real estate owned equals $841,867 with three of the nine properties deeded in lieu of foreclosure, and the rest were obtained through the normal foreclosure process. All of our properties are located in Vermont and consist of the following; a condominium project in Jay, five condominium units in Newport, land in Albany, a single family residence in Newport, a farm in Irasburg, and building lots in Irasburg. The single family residence was sold at the end of July, and the Bank is actively attempting to sell all of the other properties with no material loss expected on any of them. Other real estate owned is by definition a non-earning asset, and as such has a negative impact on the Bank's earnings.


OTHER OPERATING INCOME AND EXPENSES

     Other operating income for the second quarter of 1996 was $364 thousand, compared to $315 thousand for the second quarter of 1995, an
increase of $49 thousand or 15.5 percent.   The greatest increase of
almost $30 thousand was recognized in other income, with the next significant increase of $20 thousand reported in service fees.
Service fees on sold loans, a component of other income increased 37.3 percent for the second quarter of 1996 with income of $23 thousand compared to $17 thousand for the same quarter in 1995. Other operating income for the first six months increased from $565 thousand in 1995 to $615 thousand in 1996, an increase of almost $50 thousand or 8.8 percent. Other income again topped the list with an increase of $49 thousand or 20 percent, followed only by a $6 thousand increase in trust department income. Service fees and security gains (losses) noted year to date decreases totaling $5 thousand, having significantly no effect on the total increase of $50 thousand.
Foreign exchange increased in both comparisons with an increase of $5 thousand or 48 percent over second quarter figures for 1996 versus 1995, and a more favorable increase of $31 thousand or 192 percent when comparing the 1995 six months figure of $16 thousand to the 1996 six months figure of almost $47 thousand. Year to date income of $13 thousand is recognized with the implementation of FASB 122.

     In May 1995, the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement #65". The statement requires the Bank to recognize as separate assets the rights to service mortgage loans for others, however those rights are acquired. The Bank allocates the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage loan servicing rights) based on their relative fair value. This value is determined through use of market prices under comparable servicing sales contracts.

     Other operating expense for the second quarter of 1996 was $1.6 million compared to $1.5 million for 1995, an increase of 8 percent. Salaries, the largest portion of other operating expense, showed an increase $66 thousand or 11 percent. Occupancy expense increased almost $69 thousand or 30 percent. Depreciation on furniture and equipment, a component of Occupancy expense, contributes to this increase, directly resulting from the increase of furniture and equipment through the addition of the St. Johnsbury office last year. Other operating expense for the first six months increased by $173 thousand from $3 million in 1995 to $3.17 million in 1996. Topping the increase for this comparison period was salaries with an increase of $133 thousand or 11.4 percent and Occupancy expense noted an increase of $84 thousand or 16.3 percent. Other expense decreased for both the second quarter and the year to date comparison due mainly to the decrease in expense for FDIC insurance. Expense for this insurance for the first six months of 1996 is reported at $986 compared to $194,919 for the same period in 1995. As noted in prior reports, the level of insurance required by law is fully funded, thereby reducing the premium paid by banks to the "minimum due" or $2,000 per year.

     All components of other operating expenses are monitored by management, however, a more diligent quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the bank.


APPLICABLE INCOME TAXES

     Income before taxes increased from $511 thousand for the second quarter of 1995 to $662 thousand for the second quarter of 1996, an increase of $151 thousand or 29.5 percent. As a result of this increase, provision for income taxes for the second quarter of 1996 increased 59 percent compared to the same period for 1995, ending the three month period at almost $149 thousand. Income before taxes for the first six months increased from $856 thousand for 1995 to $1.3 million for 1996, an increase of $413 thousand or 48 percent. This lead to an increase in provision for income taxes of $153 thousand to end the first six months of 1996 at $289 thousand.


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

     The Corporation's ability to preserve its purchasing power depends primarily on its ability to manage net interest income. Net interest income increased for the second quarter as well as the first six months of 1996 compared to the same time periods in 1995.


FINANCIAL CONDITION

     Average earning assets grew by 5.1 percent in the first six months of 1996 compared to the same period in 1995 to an average volume of $195.4 million. Loans, which totaled $138.1 million in 1996 and $132.8 million in 1995, comprised 70.7 percent and 71.5 percent respectively, of our earning assets with the average volume of loans increasing $5.2 million or 4 percent from June 30, 1995 to June 30, 1996. As of June 30, 1996, residential real estate mortgages made up 65 percent of our portfolio, commercial loans made up 23 percent, and personal loans made up 12 percent, compared to the six month figures for last year of 66%, 21%, and 13% respectively.

     Taxable investments made up 18.3 percent of our average earning assets in the first six months of 1996, compared to 16.2 percent in 1995 to end the period at an average volume of $35.7 million. Tax-exempt investments of $16.2 million made up 8.3 percent of our average earning assets in the first six months of 1996, compared to $18.9 million or 10.1 percent in 1995.

     Federal funds sold, which had an average volume of $4.1 million, made up 2.1 percent of our earning assets in the first six months of 1996 and 1.5 percent in 1995. And ending the list of earning assets, other securities, increased by about $59 thousand, and made up .62% in 1996, compared to .61% in 1995.

     Historically, the Bank has funded its growth by steady increases in its core deposits. The Bank has no brokered deposits, nor does it rely on large certificates or other forms of volatile deposits to fund its growth in earning assets. As interest rates decline, there is a shift to savings and money market accounts, as customers await an opportunity to reinvest at higher rates. Conversely as rates increase, funds shift from savings and money market accounts to certificates of deposit to lock in higher yields. Rates on CD's are favorable and we are seeing a shift in accounts with time deposits increasing approximately 6.74 percent to an average volume of $97.1 million making up 57.2 percent of the total interest bearing liabilities, while savings accounts made up 18.8 percent of the total decreasing 7 percent to an average volume of $32 million. An increase of 9.2 percent is noted in NOW and money market funds with an average volume of $40.4 million, or 23.8 percent of the total interest bearing liabilities reported at the end of the first six months of 1996.
Other borrowed funds decreased in volume 33 percent, from $142 thousand at the end of June '95 to $95 thousand at the end of June
'96, comprising .06 percent of the total interest bearing liabilities. Subordinated debentures also decreased from June '95 to June '96 from an average volume of $384 thousand or .24 percent to $237 thousand or
 .14 percent of interest bearing liabilities, a decrease of 38 percent.

     As of June 30, 1996, our newest branch, the St. Johnsbury office reported total deposits of $6.2 million were reported, with money market accounts comprising more than half of this total, compared to $836 thousand in deposits a year ago, with demand deposits comprising more than half at that time. Gross loans totaled almost $5.9 million of which $2.3 million are installment loans, and $2.6 million are real estate loans, compared to $164 thousand a year ago with $129 thousand reported in installment loans. As mentioned in prior reports, the St. Johnsbury office is the only office to be open seven days a week in order to serve the need of shoppers in the adjacent supermarket.
These hours have proved to be both effective and profitable.

CAPITAL RESOURCES

     The Corporation's stockholders' equity, which started the year at $17,580,417, was increased through earnings of $980,074 and sales of common stock of $371,760 through dividend reinvestment and debenture conversions. It was decreased by dividends of $695,906, the purchase of treasury stock of $82, and adjustments for valuation of allowance for securities of $54,680 to end the first six months of 1996 at $18,181,583 with a book value of $13.39 per share. All stockholder's equity is unrestricted. Additionally, it is noted that the net unrealized loss on valuation allowance for securities has decreased compared to June 30, 1995. A review of this activity shows that as the maturity date of the investments gets closer, the market price becomes favorably better, therefore, material loss is greatly reduced.

     The Bank is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively. As of June 30, 1996, the Bank continued to maintain ratios far above the minimum requirements with reported ratios of 17.53% for Tier I and 18.78% for Total Capital.

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

                              COMMUNITY BANCORP.



DATED:  July 30, 1996              By:/s/ Richard C. White
                                   -------------------------------
                                   Richard C. White, President



DATED:  July 30, 1996              By:/s/ Stephen P. Marsh
                                   -------------------------------
                                   Stephen P. Marsh,
                                   Vice President & Treasurer