Form 10QSB
period 1996-09-30
COMMUNITY BANCORP /VT
filed 1996-11-05
CIK 718413

CONFORMED COPY

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

               For Nine Months Ended September 30, 1996
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

At September 30, 1996, there were 1,398,638 shares of the Corporation's $2.50 par value common stock issued and 1,369,274 shares outstanding.

Total Pages - 20 Pages



                    PART I.  FINANCIAL INFORMATION

                    Item 1.  Financial Statements


COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statement of Condition
    ( Unaudited )

                                          September 30 December 31  September 30
                                          1996         1995         1995

Assets
 Cash and due from banks                    5,033,780    5,068,955    4,714,224
 Federal funds sold                         7,875,000    3,825,000      575,000
     Total cash and cash equivalents       12,908,780    8,893,955    5,289,224
 Securities held-to-maturity (approximate
  market value of $41,541,002 at 9/30/96,
  $32,925,570 at 12/31/95, and
  $25,933,847 at 9/30/95).                 41,721,046   32,602,657   25,755,691
 Securities available-for-sale,
  at market value                           5,023,675   14,105,688   21,604,594
 Loans                                    143,880,667  137,240,198  135,800,230
  Allowance for loan losses                (1,397,299)  (1,519,247)  (1,557,312)
  Unearned net loan fees                     (902,644)    (908,731)    (908,884)
     Net loans                            141,580,724  134,812,220  133,334,034
 Bank premises and equipment, net           3,452,285    3,263,166    3,328,594
 Accrued interest receivable                1,569,683    1,524,175    1,594,661
 Other real estate owned                      959,685      761,362    1,035,362
 Other assets                               1,543,419    1,418,576    1,564,158
     Total assets                         208,759,297  197,381,799  193,506,318

Liabilities and Stockholders' Equity

Liabilities
 Deposits:
   Demand, non-interest bearing            18,215,175   15,777,469   15,826,684
   NOW and money market accounts           42,424,302   34,450,952   31,408,489
   Savings                                 32,994,879   31,395,227   32,577,836
   Time deposits, $100,000 and over        18,554,320   18,616,586   18,249,518
   Other time deposits                     77,173,500   78,643,288   77,599,517
     Total deposits                       189,362,176  178,883,522  175,662,044

 Other borrowed funds                          65,000       65,000       65,000
 Accrued interest and other liabilities       578,232      587,860      590,139
 Subordinated debentures                      201,000      265,000      287,000
     Total liabilities                    190,206,408  179,801,382  176,604,183

Stockholders' Equity
 Common stock - $2.50 par value;
   2,000,000 shares authorized and
   1,398,638 shares issued at 09/30/96,
   1,359,869 issued at 12/31/95, and
   1,347,408 issued at 09/30/96             3,496,596    3,399,674    3,368,521
 Additional paid-in capital                 5,968,568    5,513,703    5,134,335
 Retained earnings                          9,527,226    9,056,562    8,876,568
 Unrealized gain (loss) on securities
  available-for-sale, net of tax                  681       50,501      (37,315)
  Less: Treasury stock, at cost
   (29,364 shares at 9/30/96, 29,355
   at 12/31/95, and 29,352 at 9/30/95.)      (440,182)    (440,023)    (439,974)
     Total stockholders' equity            18,552,889   17,580,417   16,902,135

Total liability and stockholders' equity  208,759,297  197,381,799  193,506,318

COMMUNITY BANCORP. AND SUBSIDIARY
Statements of Income
       ( Unaudited )

For The Third Quarter Ended September 30,  1996         1995         1994

Interest income
 Interest and fees on loans                 3,387,327    3,186,035    2,789,907
 Interest and dividends on invest. securities
   U.S. Treasury securities                   469,933      416,722      305,655
   U.S. Treasury agencies                      25,443       21,975        5,857
   Obligations of state and political subdiv. 183,372      247,519      222,466
   Other securities                            19,432       21,090       19,950
 Interest on federal funds sold                77,315       35,148       26,804
     Total interest income                  4,162,822    3,928,489    3,370,639

Interest expense
 Interest on deposits                       2,035,788    2,090,354    1,669,164
 Interest on other borrowed funds                 410        2,574       46,653
 Interest on subordinated convert. debentures   4,847        7,260       12,923
     Total interest expense                 2,041,045    2,100,188    1,728,740

  Net interest income                       2,121,777    1,828,301    1,641,899
  Provision for loan losses                   (80,000)     (30,000)     (45,000)
  Net interest income after provision       2,041,777    1,798,301    1,596,899

Other operating income
 Trust department income                       27,110       23,104       26,916
 Service fees                                 163,138      142,870      130,086
 Securities gains (losses)                          0            0        8,734
 Other                                        131,951      114,579      120,986
     Total other operating income             322,199      280,553      286,722

Other operating expenses
 Salaries and wages                           681,742      562,241      542,229
 Pension and other employee benefits          181,774      181,654      119,780
 Occupancy expenses, net                      300,210      287,717      206,668
 Other                                        478,931      430,902      518,729
     Total other operating expenses         1,642,657    1,462,514    1,387,406

  Income before income taxes                  721,319      616,340      496,215
  Applicable income taxes (credit)            181,834      125,516       86,884

     Net Income                               539,485      490,824      409,331

Earnings per share on weighted average
      Primary                                    0.40         0.37         0.33
      Fully diluted                              0.39         0.37         0.32
Weighted average number of common shares
 used in computing earnings per share
      Primary                               1,365,004    1,316,946    1,256,546
      Fully diluted                         1,391,171    1,353,212    1,318,834
Dividends per share                              0.26         0.24         0.22

All 1994 per share data restated to reflect a 5% stock dividend paid on February 1, 1995.

COMMUNITY BANCORP. AND SUBSIDIARY
 Statement of Income
      ( Unaudited )

For the Nine Months Ended September 30,    1996         1995         1994

Interest income
 Interest and fees on loans                 9,951,961    9,122,532    8,195,165
 Interest and dividends on invest. securities
   U.S. Treasury securities                 1,477,896    1,230,716    1,056,195
   U.S. Treasury agencies                      56,926       50,183       17,456
   Obligations of state and political subdiv. 606,726      733,881      653,719
   Other securities                            57,983       62,216       58,008
 Interest on federal funds sold               188,228      111,191       74,347
     Total interest income                 12,339,720   11,310,719   10,054,890

Interest expense
 Interest on deposits                       6,206,424    6,096,563    4,860,326
 Interest on other borrowed funds               4,449        6,837      101,731
 Interest on subordinated convert. debentures  16,499       25,223       38,903
     Total interest expense                 6,227,372    6,128,623    5,000,960

  Net interest income                       6,112,348    5,182,096    5,053,930
  Provision for loan losses                  (240,000)     (90,000)    (135,000)
  Net interest income after provision       5,872,348    5,092,096    4,918,930

Other operating income
 Trust department income                       78,186       68,435       59,570
 Service fees                                 437,602      420,475      375,599
 Securities gains (losses)                     (1,928)           0       20,649
 Other                                        423,170      356,897      353,548
     Total other operating income             937,030      845,807      809,366

Other operating expenses
 Salaries and wages                         1,980,638    1,727,759    1,593,351
 Pension and other employee benefits          502,550      469,937      360,994
 Occupancy expenses, net                      898,886      802,700      630,326
 Other                                      1,437,095    1,465,261    1,434,846
     Total other operating expenses         4,819,169    4,465,657    4,019,517

  Income before income taxes                1,990,209    1,472,246    1,708,779
  Applicable income taxes (credit)            470,651      261,260      333,605

     Net Income                             1,519,558    1,210,986    1,375,174

Earnings per share on weighted average
      Primary                                    1.12         0.93         1.10
      Fully diluted                              1.11         0.91         1.07
Weighted average number of common shares
 used in computing earnings per share
      Primary                               1,355,601    1,299,846    1,247,634
      Fully diluted                         1,382,968    1,344,351    1,310,334
Book value per share on shares outstanding
  on September 30,                             $13.55       $12.82       $12.14

All 1994 per share data restated to reflect a 5% stock dividend paid on February 1, 1995.

COMMUNITY BANCORP. AND SUBSIDIARY
      Statement of Cash Flows

For the Nine Months Ended September 30,     1996        1995        1994

Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:
   Net Income                                 1,519,558   1,210,986   1,375,174
Adjustments to Reconcile Net Income to Net
 Cash Provided by operating activities:
  Depreciation                                  287,860     229,041     180,282
  Provisions for possible loan losses           240,000      90,000     135,000
  Provisions for deferred taxes                 110,097      82,893     (58,229)
  Securities (gains) losses                       1,928           0     (20,649)
  (Gain) Loss on sales of OREO                  (96,888)      2,921           0
  Subsequent writedowns on OREO                  12,320      15,000      25,769
  Amortization of bond premium                   67,746     341,244     338,388
  Increase (decrease) in taxes payable          (46,446)     22,367      83,166
  (Increase) decrease in interest receivable    (45,508)   (207,661)    (95,644)
  (Increase) decrease in other assets          (162,524)   (112,619)   (209,437)
  Increase (decrease) unamortized loan fees      (6,087)    (15,926)     80,151
  Interest (decrease) in interest payable       (33,387)     15,179     (23,395)
  Increase (decrease) in accrued expenses        23,802      49,284    (124,087)
  Increase (decrease) in other liabilities       53,814      13,087      13,029
   Net Cash Provided by Operating Activities  1,926,285   1,735,796   1,699,518

Cash Flows from Investing Activities:
  Investments - held to maturity
    Sales and maturities                     14,119,362  14,553,071  12,192,162
    Purchases                               (23,277,597)(18,021,728)(18,205,503)
  Investments - available for sale
    Sales and maturities                      9,000,000   6,500,000  10,500,000
    Purchases                                   (23,300) (4,078,200) (8,085,500)
  Investment in limited partnership             (54,161)   (103,476)    (85,750)
  Increase in loans, net of payments         (7,576,927) (3,017,541) (5,902,079)
  Capital expenditures                         (476,979)   (420,188)   (343,514)
  Recoveries of loans charged off                73,484     130,211      87,210
  Proceeds from sales of OREO                   387,271     137,900     171,993
   Net Cash Used in Investing Activities     (7,828,847) (4,319,951) (9,670,981)

Cash Flows from Financing Activities:
  Net increase in demand deposits, NOW,
   money market and savings                  12,010,708  (7,179,342)  7,139,513
  Net increase in certificates of deposit   (1,532,054)   8,165,377   1,850,413
  Payments to acquire treasury stock              (159)      (4,286)       (105)
  Dividends paid                              (561,108)    (501,087)   (435,252)
   Net Cash Provided by Financing Activities 9,917,387      480,662   8,554,569
   Net Increase in Cash and Cash Equivalents 4,014,825   (2,103,493)    583,106
   Cash and Cash Equivalents:
          Beginning                          8,893,955    7,392,717   7,242,958
          Ending                            12,908,780    5,289,224   7,826,064

Supplemental Schedule of Cash Paid During the Year
  Interest Paid                             $6,203,358   $6,113,444  $5,024,630
  Income Taxes                                $407,000     $156,000    $309,000

Supplemental Schedule of Noncash Investing and
 Financing Activities:
   Net change in securities valuation         ($75,485)    $627,285    ($40,587)
   OREO / acquired in settlements of loans    $638,599     $431,138     $91,109
   Debentures converted to common stock        $64,000     $264,000     $16,000
   5% Stock dividend at market value                $0   $1,019,716          $0

Dividends Paid:
   Dividends payable                        $1,048,895     $925,565    $779,586
   Dividends reinvested                      ($487,787)   ($424,478)  ($344,334)
                                              $561,108     $501,087    $435,252

                           AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information: average earning assets (including non-accrual loans) and average interest bearing liabilities supporting earning assets; and interest income and interest expense as a yield/rate for the first nine months of 1996 and 1995.

                    1996                           1995
                    AVERAGE     INCOME/     RATE/  AVERAGE     INCOME/     RATE/
                    BALANCE     EXPENSE     YIELD  BALANCE     EXPENSE     YIELD

EARNING ASSETS

Loans (gross)       139,676,073  9,951,961  9.52%  133,686,836  9,122,532  9.12%
Taxable Investment
 Securities          35,042,332  1,534,822  5.85%   30,481,850  1,280,899  5.62%
Tax-Exempt Investment
 Securities(1)       15,581,548    919,282  7.88%   18,437,054  1,111,939  8.06%
Federal Funds Sold    4,896,752    188,228  5.13%    2,624,489    111,191  5.66%
Other Securities (2)  1,207,758     57,983  6.41%    1,160,946     62,217  7.17%

   TOTAL            196,404,463 12,652,276  8.60%  186,391,175 11,688,778  8.38%

INTEREST BEARING LIABILITIES

Savings Deposits     32,342,513    720,731  2.98%   34,029,818    761,764  2.99%
NOW & Money Market
 Funds               40,971,704  1,167,274  3.81%   35,780,215  1,029,572  3.85%
Time Deposits        96,601,732  4,318,418  5.97%   92,105,325  4,305,227  6.25%
Other Borrowed Funds     86,089      4,449  6.90%      138,334      6,836  6.61%
Subordinated Debentures 224,000     16,499  9.84%      371,000     25,223  9.09%

   TOTAL            170,226,038  6,227,371  4.89%  162,424,692  6,128,622  5.04%

Net Interest Income              6,424,905                      5,560,156
Net Interest Spread(3)                      3.71%                          3.34%
Interest Differential(4)                    4.37%                          3.99%

<F01> Income on investment securities of state and political subdivisions is stated on a fully tax equivalent basis (assuming a 34 percent tax rate).
<F02> Included in other securities are taxable industrial development bonds
      (VIDA), with income of approximately $6,260 for 1996 and 7,274 for 1995.
<F03> Net interest spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
<F04> Interest differential is net interest income divided by average earning assets.

                  CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income for the first nine months of 1996 and 1995 resulting from volume changes in assets and liabilities; and fluctuations in rates earned and paid.

                                          1996 compared to 1995
RATE / VOLUME                        VARIANCE    VARIANCE
                                     DUE TO      DUE TO      TOTAL
                                     RATE(1)     VOLUME(1)   VARIANCE

EARNING ASSETS

Loans                                 420,359     409,070     829,429
Taxable Investment Securities          62,107     191,816     253,923
Tax-Exempt Investment Securities(2)   (24,188)   (168,469)   (192,657)
Federal Funds Sold                    (19,320)     96,357      77,037
Other Securities                       (6,481)      2,247      (4,234)

    Total Interest Earnings           432,477     531,021     963,498

INTEREST BEARING LIABILITIES

Savings Deposits                       (3,433)    (37,600)    (41,033)
NOW & Money Market Funds              (11,820)    149,522     137,702
Time Deposits                        (197,176)    210,367      13,191
Other Borrowed Funds                      313      (2,700)     (2,387)
Subordinated Debentures                 2,103     (10,827)     (8,724)

    Total Interest Expense           (210,012)    308,761      98,749

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

<F02> Income on tax-exempt securities is stated on a fully tax equivalent basis.  The assumed rate is 34%.


     COMMUNITY   BANCORP.
PRIMARY  EARNINGS  PER  SHARE

For The Third Quarter Ended September 30,    1996       1995       1994


Net Income                                     539,485    490,824    409,331
Average Number of Common Shares Outstanding  1,365,004  1,316,946  1,256,546
Earnings Per Common Share                         0.40       0.37       0.33


For The Nine Months Ended September 30,      1996       1995       1994

Net Income                                   1,519,558  1,210,986  1,375,174
Average Number of Common Shares Outstanding  1,355,601  1,299,846  1,247,634
Earnings Per Common Share                         1.12       0.93       1.10

         COMMUNITY   BANCORP.
FULLY  DILUTED  EARNINGS  PER  SHARE

For The Third Quarter Ended September 30,    1996       1995       1994

Net Income                                     539,485    490,824    409,331
Adjustments to Net Income (Assuming Conversion
 of Subordinated Convertible Debentures)         3,199      4,792      8,529
Adjusted Net Income                            542,684    495,616    417,860
Average Number of Common Shares Outstanding  1,365,004  1,316,946  1,256,546
Increase in Shares (Assuming Conversion of
 Convertible Debentures)                        26,167     36,266     62,288
Average Number of Common Shares Outstanding
            (Fully Diluted)                  1,391,171  1,353,212  1,318,834
Earnings Per Common Share Assuming
 Full Dilution                                    0.39       0.37       0.32

For The Nine Months Ended September 30,      1996       1995       1994
Net Income                                   1,519,558  1,210,986  1,375,174
Adjustments to Net Income (Assuming Conversion
 of Subordinated Convertible Debentures)        10,889     16,647     25,676
Adjusted Net Income                          1,530,447  1,227,633  1,400,850
Average Number of Common Shares Outstanding  1,355,601  1,299,846  1,247,634
Increase in Shares (Assuming Conversion of
 Convertible Debentures)                        27,367     44,505     62,700
Average Number of Common Shares Outstanding
            (Fully Diluted)                  1,382,968  1,344,351  1,310,334
Earnings Per Common Share Assuming
 Full Dilution                                    1.11       0.91       1.07

                               PART I.

                                Item 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      THE RESULTS OF OPERATIONS

                 Nine Months Ended September 30, 1996


     Community Bancorp. is a one-bank holding company whose only subsidiary is Community National Bank. The Bank's main office is located in Derby, with branch offices located in Newport, Troy, Derby Line, Barton and Island Pond. All these offices are located in Orleans County with the exception of Island Pond, which is located in Essex County. In June of '95 the Bank accomplished a major goal with the opening of the St. Johnsbury office.
This branch is located in Caledonia County, which expands the Bank's servicing area to cover three counties of the Northeast Kingdom. This was not an easy goal to meet, with all the paperwork involved, numerous meeting to attend, as well as the presence of a grim economy, all playing a role in the long and costly process. The end result made everything worthwhile as deposit accounts and the loan portfolio continue to grow steadily for this branch. A more detailed discussion of this growth follows in the section labeled "Financial Condition". This new office is the Bank's only branch open seven days a week, all other branches are open Monday through Saturday. The supermarket is open 24 hours a day, seven days a week, therefore, extended hours at the bank were deemed necessary to accommodate shoppers.

     While most of the financial statements preceding this narrative reflect consolidated figures, the following discussion refers primarily to the Bank's operations, as most of the Bancorp's business is conducted through the Bank. Many of the comparisons throughout the following paragraphs refer to the preceding tables for a visual comparison of the figures and percentages disclosed.


LIQUIDITY

     Liquidity management refers to the ability of Community National Bank to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity.
Our time deposits greater than $100,000 increased from $18.25 million for the first nine months of 1995 to $18.55 million for the first nine months of 1996, an increase if 1.7 percent. Other time deposits decreased from $77.6 million at the end of the first nine months of 1995 to $71.2 million at the end of the first nine months of 1996, a decrease just over one-half of one percent. A review of these deposits, primarily the time deposits over $100,000 indicates that growth is notably generated locally and regionally and are established customers of the Bank. The Bank has no brokered deposits. Now and money market accounts increased favorably from $31.8 million for the first nine months of 1995 to $42.4 million at the end of the first nine months of 1996, an increase of $11 million or 35 percent. Savings accounts increased 1.3 percent to end the nine month comparison period at $33 million for 1996 compared to $32.6 million for 1995. Our gross loan portfolio increased $8.1 million from $135.8 million for the first nine months of 1995 to $143.9 million for the same period of 1996 or by six percent. Of this total portfolio of $143.9 million, $72 million are scheduled to reprice within one year and $6.7 million are scheduled to mature within one year.
At the end of the first nine months of 1996, the Bank reported investments of "Available-for-Sale" securities at a market price of just over $5 million, compared to $21.6 million for the same period in 1995, while the book value of securities classified as "Held-to-Maturity" increased to $41.7 million from $25.7 million for the same comparison period.


RESULTS OF OPERATIONS

     Net income for the third quarter ended September 30, 1996 was $539 thousand, representing an increase of almost 10 percent compared to a net income of $491 thousand for the third quarter ended September 30, 1995.
The results of this are primary earnings per share of $0.40 for the third quarter of 1996 compared to $0.37 for the third quarter of 1995, and fully diluted earnings per share of $0.39 and $0.37 respectively. Net income for the first nine months of 1996 was $1.52 million compared to $1.21 million for the first nine months of 1995, an increase of 25 percent. As a result, primary earnings per share of $1.12 and $0.93 were reported for 1996 and 1995, respectively, and fully diluted earnings per share ended the nine month period at $1.11 for 1996, compared to $0.91 for 1995.

     A 5% stock dividend was declared on January 10, 1995, payable February 1, 1995 to stockholders of record on January 15, 1995. All 1994 per share data has been restated to reflect the 5% stock dividend. A cash dividend of $0.26 per share was declared in each of the first three quarters of 1996, compared to cash dividends for the same comparison periods last year of $0.24 per share, per quarter. The most recent 1996 cash dividend reported was payable on August 1, 1996 to shareholders of record as of July 15, 1996.

     Net interest income, the difference between interest income and expense, represents the largest portion of the Bank's earnings, and is affected by the volume, mix, and interest rate sensitivity of earning assets versus interest bearing liabilities.

     Net interest income for the third quarter of 1996 increased to $2.1 million from $1.8 million in 1995, or 16 percent, and net interest income for the first nine months increased from $5.2 million in 1995 to $6.1 million in 1996, an increase of 18 percent. Interest income increased by $234 thousand or six percent for the third quarter of 1996, from $3.93 million in 1995 to $4.16 million in 1996. Interest income for the first nine months of 1996 increased to $12.34 million compared to $11.31 million in 1995, an increase just over $1 million or 9.1 percent. Interest expense decreased $59 thousand or 2.8 percent for the third quarter of 1996 compared to 1995, while interest expense for the first nine months increased to $6.23 million from $6.13 million in 1995, an increase of 1.6 percent. A supporting factor for the increase in net interest income is supplied through a review of the nine month figures for interest earned on loans, the major source of interest income revealing an increase of 9.1 percent, compared to an increase of 1.8 percent for interest paid on deposits, the major source of interest expense. The result is an interest rate differential of 4.37% in 1996, and 3.99% in 1995.

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

     Income from loans for the first nine months of 1996 increased to $9.95 million or by 9.1 percent compared to $9.12 million for the same period in 1995. The average volume of loans increased 4.5 percent, or by $6 million and the yield on those loans increased from 9.12% for the first nine months of 1995 to 9.52% for the first nine months of 1996, an increase of 40 basis points.

     The average volume of taxable investments increased to $35 million or by 15 percent, and the yield on these investments for the first nine months of 1996 rose by 23 basis points, from a yield of 5.62% in 1995 to 5.85% in 1996. Of the total taxable investments, approximately
$4 million are investments classified as available-for-sale, with the remaining $31 million classified as held-to-maturity. A decrease is noted in the average volume of tax-exempt investments from $18.4 million for the first nine months of 1995 to $15.6 million for the same period in 1996, a decrease of 15.5 percent. The tax equivalent yield also decreased from 8.06% to 7.88%, or by 18 basis points for the comparison period. All of these investments are classified as held-to-maturity. Other securities ended the nine month period in 1996 at an average volume of $1.21 million, resulting in an increase of four percent compared to the same period last year while the yield decreased 76 basis points from 7.17% for the first nine months of 1995 to 6.14% for the same period in 1996. The Bank currently has no investments classified as trading securities, and does not intend to carry any of these securities. The yield on treasuries remains above the yield on other short term investments such as federal funds, therefore, the Bank continues to invest more in these higher yielding securities.

     The average volume of federal funds sold increased to $4.9 million from $2.6 million for the first nine months of 1996 compared to the same period a year ago, while the average yield on these funds decreased from 5.66% for the first nine months of 1995 to 5.13% for the first nine months of 1996.

     In total, our average earning assets increased to $196.4 million or by 5.4 percent during the first nine months of 1996, compared to the same period in 1995, and the average yield on those earning assets increased by 22 basis points to end the nine month period in 1996 at 8.60% compared to 8.38% for the same period last year. Our net yield, or net interest spread as defined on the "Average Balances and Interest Rates" table, was 3.71% for the first nine months of 1996, compared to 3.34% for 1995.

     Savings deposits decreased from an average volume of $34 million in 1995 to an average volume of $32.3 million, or five percent, for the same period in 1996. Interest expense decreased from $762 thousand to $721 thousand for the comparison period, a decrease just over five percent.

     Now and money market funds increased to almost $41 million or by
14.5 percent in volume in 1996 and interest expense on these funds increased by $138 thousand, or by 13.4 percent to a nine month expense figure for 1996 of almost $1.2 million. This resulted in a decrease in the average rate paid on these funds of four basis points to a rate of 3.81% compared to 3.85% a year ago.

     An increase of 4.9 percent in volume for average time deposits was reported at the end of the first nine months of 1996 ending the period at $96.6 million, compared to the same period in 1995. Interest paid on time deposits increased slightly from $4.31 million in 1995 to $4.32 million for the first nine months of 1996, resulting in a decrease of 28 basis points on the average yield paid of 6.25% for 1995 to 5.97% for 1996.

     Other borrowed funds decreased to an average volume of $86 thousand with an average yield of 6.90% for the first nine months of 1996, compared to an average volume of $138 thousand yielding 6.61% last year. Interest expense decreased 35 percent for the nine month comparison period to end at $4,449 as of September 30, 1996 compared to $6,836 for September 30, 1995.

     Subordinated debentures have been decreasing steadily in the first nine months of 1996. The 9% debentures are being redeemed more because it is to the debenture holder's economic benefit. As of September 30, 1996, the average volume of 9% debentures outstanding totaled $146,000 and 11% debentures outstanding totaled $78,000, compared to September 30, 1995 totals of $287,000 and $84,000, respectively. This decrease in debentures outstanding leads to the decrease in interest expense, which was reported at $25,223 for the first nine months of 1995 and $16,499 for the first nine months of1996.


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

     The valuation allowance for loan losses of $1.4 million as of September 30, 1996 constitutes just under one percent of the total loan portfolio, compared to $1.6 million or 1.15 percent for the same period in 1995. This allowance figure is sufficient in light of the fact that of the total loan portfolio of $143.9 million, $116.8 million or 81.2 percent are real estate mortgage loans; and of this total, $93 million or 80 percent constitute one to four family residential mortgage loans. Increases are noted in all volumes compared to last years figures of $135.8 million in totals loans, $110.7 million in real estate mortgage loans, representing 81.5 percent of the total portfolio, and a further breakdown shows $90 million in one to four family residential mortgage loans, representing 81.3 percent of the real estate loan portfolio. Historically, the Bank has experienced minimal loan loss with this particular portfolio of loans which further help support the basis for managements opinion of adequate loan loss coverage. Furthermore, a loan portfolio consisting of 81.2 percent in residential and commercial real estate secured mortgage loans is by far more stable and less vulnerable than a portfolio with a higher concentration of unsecured commercial and industrial loans or personal loans.

     In May, 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Bank was required to adopt this new rule effective as of the beginning of the 1995 calendar year, although earlier adoption was allowed. This statement allows the Bank to classify its in-substance foreclosures as loans and disclose them as impaired loans, as long as regulatory guidelines are followed. Loans will generally be valued at the lower of either the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Since it's adoption in 1995, this new rule has had insignificant effect on the financial position and results of operation of the Corporation as of the end of the first nine months of 1996.

     Non-Performing assets for the bank are made up of three different types of loans, "90 Days or More Past Due", "Other Real Estate Owned"
(OREO), and "Non-Accruing Loans". A comparison of these non-performing assets for 1996 and 1995 reveals a decrease in all portfolios ranging from a decrease of $202 thousand or 11.85 percent in non-accruing loans, followed by a decrease of $76 thousand or 7.3 percent in OREO, and finally a decrease of $58 thousand or 15.22 percent in loans 90 days or more past due. The biggest portfolio is the non-accruing loans, however, due to the fact that of the balance of $1.5 million, $1.36 million or 91 percent are real estate secured mortgages, loss from this portfolio is greatly reduced.

          Non-performing assets as of September 30, 1996 and 1995 were made up of the following:

                                                     1996         1995

Non-Accruing loans                                   $1,500,135   $1,701,860
Loans past due 90 days or more and still accruing       322,008      379,842
Other real estate owned                                 959,685    1,035,362
    Total                                            $2,781,828   $3,117,064

     These totals of $2.78 million for 1996 and $3.12 million for 1995 equal 1.93 percent and 2.29 percent, respectively, of total gross loans, as well as 1.33 percent and 1.61 percent, respectively, of total assets. As of September 30, 1996, our reserve coverage of non-performing loans was 50.23 percent compared to 50 percent a year ago.

     While these statistics show that non-performing loans have decreased over the past year, management will continue to maintain the reserve requirement at a level sufficient to cover total eligible loans. The local economy is still a bit unstable and is experiencing a slower recovery than other areas which is typical in an area like ours, therefore, we will continue our conservative approach to the reserve requirements and adjust accordingly for any changes.

     Other real estate owned is made up of property that the Bank owns in lieu of foreclosure or through normal foreclosure proceedings, and property that the Bank does not hold title to but is in actual control of, known as in-substance foreclosure. It is the policy of the Bank to value property in other real estate owned at the appraised value or book value of the loan, whichever is lesser. Our policy is to appraise the property to determine the value as well as to determine if a write down is necessary to bring the book value of the loan equal to the appraised value, prior to including the property in other real estate owned. Appraisals are then done annually thereafter with any additional write downs being made at that time.

     Our current portfolio of other real estate owned equals $959,685, with $591,719 obtained through the normal foreclosure process and $367,966 deeded in lieu of foreclosure. All of the properties are located in Vermont and consist of the following; a condominium project in Jay, five condominium units in Newport, a residential property in Newport, a commercial property in Island Pond, building lots and a farm in Irasburg, a residential property and a commercial building in Derby, and a commercial property in Derby Line. During the second week of October, auctions were held at many of these properties in an effort to reduce our OREO portfolio. As a result, our portfolio of $959,685 will be reduced by $640,309, or 67 percent. Other real estate owned is by definition a non-earning asset, and as such has a negative impact on the Bank's earnings.


OTHER OPERATING INCOME AND EXPENSES

     Other operating income for the third quarter of 1996 was $322 thousand, compared to $281 thousand for the third quarter of 1995, an
increase of $41 thousand or 15 percent.   Service fees reports the
biggest increase of $20,268 with income figures of $163 thousand for the third quarter of 1996, compared to $143 thousand for the same period in 1995. A change in the method in which fees are assessed for both deposit accounts and overdraft charges has helped to generate more income through service fees. Other income increased $17,372 with reported figures of $132 thousand for the third quarter of '96 compared to $115 thousand a year ago. Other operating income for the first nine months increased from $846 thousand in 1995 to $937 thousand in 1996, an increase of $91 thousand or 11 percent. Other income showed the biggest increase for the nine month comparison, reporting $423 thousand for 1996 compared to $357 thousand for 1995. Foreign exchange, a component of other income, increased $57 thousand from a nine month income figure of $27 thousand for 1995, compared to $84 thousand for the same period in 1996. Canadian traffic is improving as the year progresses generating more favorable income typical to this area of the Northeast Kingdom. Year to date income of $27 thousand is recognized with the implementation of FASB 122.

     In May 1995, the FASB issued SFAF No. 122 "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement #65". This statement requires the Bank to recognize as separate assets the rights to service mortgage loans for others however those rights are acquired. The Bank allocates the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage loan servicing rights, based on their relative fair value. This value is determined through use of market prices under comparable servicing sales contracts.

     Other operating expense for the third quarter of 1996 was $1.64 million compared to $1.46 million for 1995, an increase of $180 thousand or 12.3 percent. Salaries, the largest portion of other operating expense, showed the greatest increase of $119 thousand or
21.3 percent, followed by other expenses with an increase of $48 thousand or 11.2 percent. Telephone expense, a component of other expenses reports an increase of $23 thousand over last years figure primarily due to the installation of more phone lines to better serve our customers, and an 800 number used by customers to inquire about balances on deposit accounts and to transfer money between different accounts, among other services. Other operating expense for the first nine months increased by $354 thousand from $4.5 million in 1995 to $4.8 million in 1996. Topping the increase for this comparison period was again salaries and wages with an increase of $253 thousand or 15 percent. Although the number of full time equivalent employees has decreased, positions have been created at a higher pay scale than some of the positions that have been eliminated. Overtime during the summer months is another contributing factor to the increase in salary expense. Earlier this year, a consulting company was hired in an attempt to find more efficient and cost effective ways of managing operating income and expenses of the bank. The fee for their services was approximately $76 thousand, and is another component of other expenses. Management feels this was money well spent as many of their recommendations have been implemented and reductions in expenses, as well as increases in income are noted, helping to offset the fee charged. To that end, other expenses notes the only decrease, reporting $1.44 million for the first nine months of 1996 compared to $1.47 million for the same period a year ago.

     All components of other operating expenses are monitored by management, however, a more diligent quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the bank.


APPLICABLE INCOME TAXES

     Income before taxes increased from $616 thousand for the third quarter of 1995 to $721 thousand for the third quarter of 1996, an increase of $105 thousand or 17 percent. As a result of this increase, provision for income taxes for the third quarter of 1996 increased 45 percent compared to the same period for 1995, ending the third quarter period at $182 thousand. Income before taxes for the first nine months increased from $1.5 million for 1995 to just under $2 million for 1996, an increase of $518 thousand or 35 percent. This lead to an increase in provision for income taxes of $209 thousand to end the first nine months of 1996 at $471 thousand.


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

     The Corporation's ability to preserve its purchasing power depends primarily on its ability to manage net interest income. Net interest income for the third quarter improved 16 percent over the 1995 third quarter figure and 25 percent over the 1994 third quarter figure. Year to date net interest income is reported at $6.1 million, improving 18 percent and 21 percent over the nine months ended 1995 and 1994, respectively.


FINANCIAL CONDITION

     Average earning assets grew by 5.4 percent in the first nine months of 1996 compared to the same period in 1995 to an average volume of $196.4 million. Loans, which totaled $139.7 million in 1996 and $133.7 million in 1995, comprised 71 percent and 71.7 percent, respectively, of our earning assets with the average volume of loans increasing $10 million or 5.4 percent in the first nine months of 1996, compared to the same period in 1995. On September 30, 1996, residential real estate mortgages made up 65 percent of our portfolio, commercial loans made up 22 percent, and personal loans made up 13 percent, which varies slightly from the nine month figures for last year of 67%, 22%, and 11% respectively.

     Taxable investments made up 17.8 percent of our average earning assets in the first nine months of 1996, compared to 16.4 percent in 1995 to end the period at an average volume of $35 million. Tax-exempt investments of $15.6 million made up 7.9 percent of our average earning assets in the first nine months of 1996, compared to $18.4 million or 10 percent in 1995.

     Federal funds sold, which had an average volume of $4.9 million, made up 2.5 percent of our earning assets in the first nine months of 1996 and
1.4 percent for the same period in 1995, with an average volume of $2.6 million. And ending the list of earning assets, other securities with an average volume of $1.21 million for 1996 made up .61 percent of total earning assets compared to an average volume of $1.16 million or .62 percent for the same period a year ago.

     The St. Johnsbury office continues to report growth in both assets and liabilities with total gross loans ending the first nine months of 1996 at a volume of $7.3 million compared to $1.37 million a year ago. Total deposits ended the same period at $7.9 million for 1996 versus $1.74 million for 1995. Real estate loans continue to account for the greatest portion of the loan portfolio with a balance of approximately $3.3 million or 45 percent, and money market accounts with a balance of $4.2 million account for 53 percent of total liabilities.

     Historically, the Bank has funded its growth by steady increases in its core deposits. The Bank has no brokered deposits, nor does it rely on large certificates or other forms of volatile deposits to fund its growth in earning assets. As interest rates decline, there is a shift to savings and money market accounts, as customers await an opportunity to reinvest at higher rates. Conversely as rates increase, funds shift from savings and money market accounts to certificates of deposit to lock in higher yields. Rates on CD's have decreased slightly, however, they remain more favorable than other deposit accounts resulting in an increase of approximately five percent to an average volume of $96.6 million making up 56.7 percent of the total interest bearing liabilities, while savings accounts made up 19 percent of the total, decreasing almost five percent to an average volume of $32.3 million. An increase of 14.5 percent is noted in NOW and money market funds with an average volume of $41 million, or 24 percent of the total interest bearing liabilities reported at the end of the first nine months of 1996, compared to an average volume of $35.8 million or 22 percent of total interest bearing liabilities for the same period a year ago. Other borrowed funds decreased in volume 37.7 percent, from $138,334 at the end of September '95 to $86,089 at the end of September '96, comprising .08 percent of the total interest bearing liabilities for 1995 compared to .05 percent for 1996. Subordinated debentures, with an average volume of $224,000 made up .13 percent of interest bearing liabilities for the comparison period, versus an average volume of $371,000 or .23 percent for the same period in 1995, a decrease of approximately 40 percent.

CAPITAL RESOURCES

     The Corporation's stockholders' equity, which started the year at $17,580,417, was increased through earnings of $1,519,558 and sales of common stock through dividend reinvestment and debenture conversions of $551,788. It was decreased by dividends of $1,048,895, purchase of treasury stock of $159, and adjustments of $49,820 for valuation of allowance for securities to end the first nine months of 1996 at $18,552,889 with a book value of $13.55 per share. All stockholder's equity is unrestricted. Additionally, it is noted that while the unrealized gain on valuation allowance for securities has decreased from the December '95 balance, it has increased compared to the September 30, 1995 balance. A review of this activity shows that as the maturity date of the investments gets closer, the market price becomes favorably better, therefore, material loss is greatly reduced.

     The Bank is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively. As of September 30, 1996, the Bank continued to maintain ratios far above the minimum requirements with reported ratios of approximately 17.8% for Tier I and 19% for Total Capital.

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

                              COMMUNITY BANCORP.



DATED:  October 31, 1996                By:/s/ Richard C. White
                                        ------------------------
                                        Richard C. White, President



DATED:  October 31, 1996                By:/s/Stephen P. Marsh
                                        -----------------------
                                        Stephen P. Marsh,
                                        Vice President & Treasurer