Form 10KSB
period 1996-12-31
COMMUNITY BANCORP /VT
filed 1997-04-01
CIK 718413

CONFORMED COPY

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          FORM 10-KSB

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

As of March 6, 1997, the date of the latest known sale of the registrant's stock, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the sale price of the stock on that date, was $28,641,015.

The number of shares outstanding of the issuer's class of common stock as of the close of business on March 6, 1997, was 1,468,770.

DOCUMENTS INCORPORATED BY REFERENCE

Report of Independent Public Accountants
Financial Statements:
 Consolidated Statements of Condition as of December 31, 1996 and 1995 Consolidated Statements of Income for the Years Ended December 31, 1996,
  1995 and 1994
 Consolidated Statements of Changes in Stockholders' Equity for the Years
  Ended December 31, 1996, 1995 and 1994
 Consolidated Statements of Changes in Financial Position for the Years Ended
  December 31, 1996, 1995 and 1994
  Notes to Consolidated Financial Statements
  Condensed Financial Information (Parent Company Only)
Portions of the Annual Report to Shareholders for fiscal year 1996 incorporated by reference to Part II.
Portions of the Proxy Statement for the Annual Meeting to be held May 6, 1997 are incorporated by reference to Part III.

Exhibit Index Begins on Page 22



FORM 10-K ANNUAL REPORT
Table of Contents
PART I                                                                 Page
Item I  The Corporation                                                 4
   Organization and Operation                                           4
   Distribution of Assets, Liabilities & Stockholders' Investment       7
   Interest Income, Interest Expense and Interest Differential          8
   Rate Volume Analysis                                                 9
   Investment Portfolio                                                10
   Loan Portfolio                                                      11
   Summary of Loan Loss Experience                                     12
   Non-Accrual, Past Due, and Restructured Loans                       13
   Deposits, Return on Equity and Assets                               14

Item 2  Properties                                                     15

Item 3  Legal Proceedings                                              16

Item 4  Submission of Matters to a Vote of Security Holders            16

PART II

Item 5  Market for Registrant's Common Equity and Related
         Stockholder Matters                                           16

Item 6  Selected Financial Data                                        17

Item 7  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          21

Item 8  Financial Statements and Supplementary Data                    21

Item 9  Disagreements on Accounting and Financial Disclosures          21

PART III

Item 10 Directors and Executive Officers of the Registrant             21

Item 11 Executive Compensation                                         21

Item 12 Security Ownership of Certain Beneficial Owners and Management 21

Item 13 Certain Relationships and Related Transactions                 22

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on
         Form 8-K                                                      22

        Signatures                                                     24

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

Competition

The Bank has five offices located in Orleans County, one office in Essex County, and one office in Caledonia County, all in northeastern Vermont. Its primary service area is in the towns of Derby and Newport, Vermont, with approximately 62% of its total deposits as of December 31, 1996 derived from that area.

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

Employees

As of December 31, 1996, the Bank employed 95 full-time employees and 35 part-time employees. Management of the Bank considers its employee relations to be good.

Regulation and Supervision

As a registered bank holding company, the Corporation is subject to on-going regulation supervision and examination by the Board of Governors of the Federal Reserve System, under the Bank Holding Company Act of 1956, as amended (the "Act"). A bank holding company for example, must obtain the prior approval of the Board before it acquires all or substantially all of the assets of any bank, or acquires ownership or control of more than 5% of the voting shares of a bank. The Federal Reserve Board may not approve the acquisition by the Corporation, or any subsidiary, of any voting shares of, or any interest in all or substantially all of the assets of, any bank located outside the State of Vermont unless such acquisition is specifically authorized by the laws of the state in which such bank is located. Prior Federal Reserve Board approval is also required before a bank holding company may acquire more than 5% of any outstanding class of voting securities of a company other than a bank or a more than 5% interest in its property.

The Act limits the activity in which the Corporation and its subsidiaries may engage to certain specified activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (1) making, and servicing loans that could be made by mortgage, finance, credit card or factoring companies; (2) performing the functions of a trust company; (3) certain leasing of real or personal property; (4) providing certain financial, banking or economic data processing services; (5) except as otherwise prohibited by law, acting as an insurance agent or broker with respect to insurance that is directly related to the extension of credit or the provision of other financial services or, under certain circumstances, with respect to insurance that is sold in certain small communities in which the bank holding company system maintains banking offices; (6) acting as an underwriter for credit life insurance and credit health and accident insurance directly related to extensions of credit by the holding company system; (7) providing certain kinds of management consulting advice to unaffiliated banks and non-bank depository institutions; (8) performing real estate appraisals; (9) issuing and selling money order and similar instruments and travelers checks and selling U.S. Savings Bonds; (10) providing certain securities brokerage and related services for the account of bank customers; (11) underwriting and dealing in certain government obligations and other obligations such as bankers' acceptances and certificates of deposit; (12) providing consumer financial counseling; (13) providing tax planning and preparation services; (14) providing check guarantee services to merchants; (15) Operating a collection agency; and (16) operating a credit bureau.

The Corporation does not at present engage, directly or indirectly, in any non-banking activities, nor can any prediction be made as to which such activities, if any, the Corporation may subsequently engage in or when any such activities will be undertaken.

A bank holding company must also obtain prior Federal Reserve approval in order to purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the company for all purchases or redemptions by the company of its equity securities within the preceding 12 months, will equal 10% or more of the company's consolidated net worth.

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

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY

The following tables summarize various consolidated information and provides a three year comparison relating to the average assets, liabilities, and stockholders equity of the corporation and the bank.


Year ended December 31,      1996             1995             1994

(Dollars in Thousands)       Balance  %       Balance  %       Balance   %

           ASSETS

Cash and Due from Banks        4,765   2.31%    4,320   2.21%    4,135    2.19%
Taxable Invest. Securities(1) 35,754  17.31%   30,667  15.68%   27,426   14.52%
Tax-exempt Investment
Securities(1)                 14,179   6.86%   17,383   8.89%   19,035   10.08%
Other Securities(1)            1,168   0.59%    1,168   0.60%    1,159    0.61%
  Total Invest. Securities    51,142  24.76%   49,218  25.16%   47,620   25.21%
Federal Funds Sold             4,711   2.28%    3,186   1.63%    3,069    1.62%
Loans, Net                   138,635  67.12%  131,878  67.41%  127,394   67.45%
Premises and Equipment         3,431   1.66%    3,148   1.61%    2,946    1.56%
Other Real Estate Owned          767   0.37%      964   0.49%      864    0.46%
Other Assets                   3,107   1.50%    2,921   1.49%    2,851    1.51%

    Total Assets             206,517    100%  195,635    100%  188,879     100%

     LIABILITIES

Demand Deposits               17,493   8.49%   16,082   8.22%   14,459    7.66%
Now and Money Market Accounts 41,383  20.03%   35,474  18.13%   36,690   19.43%
Savings Accounts              32,320  15.65%   33,535  17.14%   34,643   18.34%
Time Deposits                 96,227  46.59%   93,314  47.70%   85,712   45.38%
    Total Deposits           187,423  90.76%  178,405  91.19%  171,504   90.80%

Other Borrowed Funds              99   0.05%      117   0.06%    1,573    0.83%
Other Liabilities                522   0.25%      693   0.35%      440    0.23%
Subordinated Debentures          216   0.10%      328   0.17%      554    0.29%

    Total Liabilities        188,260  91.16%  179,543  91.77%  174,071   92.16%

   STOCKHOLDERS EQUITY

Common Stock                   3,466   1.68%    3,247   1.66%    3,056    1.62%
Surplus                        5,948   2.88%    4,561   2.33%    3,628    1.92%
Retained Earnings              9,273   4.49%    8,805   4.50%    8,856    4.69%
Less: Treasury Stock            (440) -0.21%     (440) -0.22%     (436)  -0.23%
Valuation Allowance for
Securities (1)                    10    0.00%     (81)  -0.04%    (296)  -0.15%
Total Stockholders Equity     18,257    8.84%  16,092    8.23%  14,808    7.84%

Total Liabilities and
  Stockholders Equity        206,517     100% 195,635     100% 188,879     100%

<F1>  FASB No. 115, an accounting method in which securities classified as Held to Maturity are carried at book value and securities classified as Available for Sale are carried at market value with the unrealized gain
      (loss) reported as a separate component of equity net of taxes. The bank does not carry, nor does it intend to carry, securities classified as Trading Securities.

                   AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information: average earning assets
(including non-accrual loans) and average interest bearing liabilities supporting earning assets; and interest income and interest expense as a rate/yield.  (Dollars in Thousands)
                1996                 1995                 1994
                AVE.    INC.   RATE/ AVE.    INC.   RATE/ AVE.    INC.    RATE/
                BAL.    EXP.   YIELD BAL.    EXP.   YIELD BAL.    EXP.    YIELD

EARNING ASSETS

Loans (net)(5)  138,635 13,376 9.65% 131,878 12,451 9.44% 127,394 11,116  8.73%
Taxable Invest.
Securities       35,754  2,095 5.86%  30,667  1,758 5.73%  27,426  1,404  5.12%
Tax-exempt Invest.
 Securities(1)   14,179  1,114 7.86%  17,383  1,417 8.15%  19,035  1,329  6.98%

Fed. Funds Sold   4,711    246 5.22%   3,186    180 5.65%   3,069    128  4.17%
Other
Securities(2)     1,168     78 6.68%   1,168     82 7.02%   1,159     81  6.99%

    TOTAL       194,447 16,909 8.70% 184,282 15,888 8.62% 178,083 14,058  7.89%


INTEREST BEARING LIABILITIES

Savings Deposits 32,320    944 2.92%  33,535  1,003 2.99%  34,643  1,038  3.00%
NOW & Money
  Market Funds   41,383  1,523 3.68%  35,474  1,348 3.80%  36,690  1,226  3.34%

Time Deposits    96,227  5,681 5.90%  93,314  5,858 6.28%  85,712  4,387  5.12%
Other Borrowed
 Funds               99      7 7.07%     117      7 6.28%   1,573    105  6.68%
Subordinated
 Debentures         216     21 9.72%     328     31 9.45%     554     52  9.39%

    TOTAL       170,245  8,176 4.80% 162,768  8,247 5.07% 159,172  6,808  4.28%

 Net Interest Income     8,733                7,641                7,250
 Net Interest Spread(3)        3.90%                3.55%                 3.61%
 Interest Differential(4)      4.49%                4.15%                 4.07%

<F1> Income on investment securities of state and political subdivisions is stated on a tax equivalent basis (assuming a 34% rate). The amount of adjustment was $378,876 in 1996, $481,863 in 1995, and $451,824 in 1994.

<F2> Included in other securities are taxable industrial development bonds
     (VIDA),with income of $8,381 for 1996 and approximately $10,000 for 1995 and 1994.

<F3> Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.

<F4> Interest differential is net interest income divided by average earning assets.
<F5> Included in net loans are non-accrual loans with an average balance of
     $1,655,907 for 1996, $1.826.515 for 1995 and $1,534,012 for 1994.

                  CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income for the years 1996,
1995, 1994 and 1993 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.
 (Dollars in Thousands)
                 1996 vs. 1995        1995 vs. 1994        1994 vs. 1993
   RATE VOLUME   Variance(1)          Variance(1)          Variance(1)
                 Due to      Total    Due to      Total    Due to      Total
                 Rate Volume Variance Rate Volume Variance Rate Volume Variance

Income Earning Assets

                                           <c >
Loans(2)          287  638    925       944 391   1,335     (500)  814  314
Taxable Invest.
Securities         45  292    337       188 166     354     (198)  204    6
Tax-exempt Invest.
  Securities (3)  (51)(252)  (303)      203(115)     88     (183)  339  156

Fed. Funds Sold   (20)  86     66        47   5      52       42    (7)  35

Other Securities   (4)   0     (4)        0   1       1       (4)  (12) (16)
Total Interest
  Earnings        257  764  1,021     1,382 448   1,830     (843)1,338  495

Interest Bearing Liabilities

Savings Deposits  (24) (35)   (59)       (2)(33)    (35)     (42)   97   55
NOW & Money
 Market Funds     (50) 225    175       163 (41)    122       33   165  198

Time Deposits    (349) 172   (177)    1,082 389   1,471       61   237  298
Other Borrowed
  Funds             1   (1)    (0)       (6)(91)    (98)       2    98  100
Subordinated
  Debentures        1  (11)   (10)        0 (21)    (21)       1    (2)  (1)

Total Interest
  Expense        (421) 350    (71)    1,236 203   1,439       55   595  650

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

	                    INVESTMENT PORTFOLIO

The following tables show the classification of the investment portfolio by type of investment security based on book value for Held to Maturity securities and market value for Available for Sale securities on December 31 for each of the last 3 years.
 (Dollars in Thousands)
                                  1996           1995           1994

U.S. Treasury Obligations:
      Available-for-Sale           7,974         13,066         22,208
      Held-to-Maturity            28,097         20,867          5,779
U.S. Agency Obligations            1,679              0            510
Obligations of State &
  Political Subdivisions           8,192         11,736         16,568
Other Securities                   1,063          1,039            962
   Total Investment Securities    47,005         46,708         46,027

The following is an analysis of the maturities and yields of investment securities as defined:
 (Available for sale; Market Value, Held to maturity; Book Value)

  December 31,                 1996            1995             1994

U.S. Treasury & Agency
 Obligations
                               Market   Ave.    Market  Ave.    Market   Ave.
 Available for Sale            Value    Yield   Value   Yield   Value    Yield

Due within 1 year                   0   0.00%   10,067  5.62%   11,403   4.78%
Due after 1 yr. within 5 yrs.   7,974   5.79%    2,999  6.13%   11,315   5.05%
   Total                        7,974   5.79%   13,066  5.74%   22,718   4.91%

                               Book     Ave.    Book    Ave.    Book     Ave.
  Held to Maturity             Value    Yield   Value   Yield   Value    Yield

Due within 1 year               6,956   5.93%        0  0.00%        0   0.00%
Due after 1 yr. within 5 yrs.  22,820   6.17%   20,867  5.97%    5,779   7.44%
   Total                       29,776   6.12%   20,867  5.97%    5,779   7.44%


Obligations of State &
Political Subdivisions (1)
                               Book     Ave.    Book    Ave.    Book     Ave.
                               Value    Yield   Value   Yield   Value    Yield

Due within 1 year               4,468   7.16%    7,468  8.01%   13,442   7.41%
Due after 1 yr. within 5 yrs.   1,718   7.88%    1,470  8.46%      941   8.18%
Due after 5 yrs. within 10 yrs.   458   7.83%      950  9.02%      774   9.19%
Due after 10 years              1,548   9.61%    1,848  9.79%    1,411   8.63%
   Total                        8,192   7.81%   11,736  8.43%   16,568   7.64%


Other Securities (2)

Due after 10 years              1,063   6.60%    1,039  6.72%      962   6.85%
   Total                        1,063   6.60%    1,039  6.72%      962   6.85%

<F1> Income on Obligations of State and Political Subdivisions is stated on a tax equivalent basis assuming a 34 percent tax rate. Also included are taxable industrial development bonds VIDA) with a market value of $150 thousand and an average yield of 5.60% as of December 31, 1996.

                                 LOAN PORTFOLIO

The following table reflects the composition of the Corporation's loan portfolio as of December 31, 1996, 1995 and 1994.
(Dollars in Thousands)

                1996           1995            1994           1993            1992
                TOTAL   % OF   TOTAL   % OF    TOTAL   % OF   TOTAL   % OF    TOTAL  % OF
                LOANS   TOTAL  LOANS   TOTAL   LOANS   TOTAL  LOANS   TOTAL   LOANS  TOTAL
Real Estate Loans
 Construction & Land
  Development     1,432  0.98%     912  0.66%      587  0.44%     782  0.62%     587  0.51%
 Farm Land        2,148  1.48%   1,814  1.32%    1,115  0.84%   1,007  0.80%     808  0.70%
 1-4 Family
  Residential    94,393 64.83%  91,104 66.38%   88,967 66.68%  81,573 64.54%  73,032 63.41%
 Commercial RE   20,602 14.15%  18,646 13.59%   18,094 13.56%  18,063 14.29%  17,136 14.88%
Loans to Finance
Agric. Production 1,222  0.84%   1,127   0.82%   1,305  0.98%   1,552  1.23%   1,240  1.08%
Commercial &
 Industrial       7,084  4.87%   6,749   4.92%   6,719  5.04%   6,692  5.29%   7,346  6.38%
Loans to
 Individuals     18,556 12.74%  16,578  12.08%  16,380 12.28%  16,434 13.00%  14,838 12.88%
All Other Loans     166  0.11%     310   0.23%     259  0.19%     296  0.23%     190  0.16%

  Gross Loans   145,603   100% 137,240    100% 133,426   100% 126,399   100% 115,177   100%
Less:
Reserve for
 Loan Losses     (1,401)-0.96%  (1,519) -1.11%  (1,708)-1.28%  (1,872)-1.48%  (1,782)-1.55%
Deferred Loan
 Fees              (904)-0.62%    (909) -0.66%    (924)-0.69%    (841)-0.67%    (723)-0.63%

  Net Loans     143,298 98.42% 134,812  98.23% 130,794 98.03% 123,686 97.85% 112,672 97.83%

      MATURITY OF LOANS

The following table shows the estimated maturity of loans (excluding residential properties of 1 - 4 families, installment loans and other loans) outstanding as of December 31, 1996.

Fixed Rate Loans                               Maturity Schedule

                                            Within     1 - 5    After
                                            1 Year     Years    5 years  Total
Real Estate
 Construction & Land Development             1,336         0        0     1,336
 Secured by Farm Land                            5         0       98       103
 Commercial Real Estate                        370       425    2,499     3,294
Loans to Finance Agricultural Production        70       379        0       449
Commercial & Industrial Loans                  759     1,788      506     3,053

     Total                                   2,540     2,592    3,103     8,235

Variable Rate Loans
                                            Within    1 - 5    After
                                            1 Year    Years    5 years   Total
Real Estate
 Construction & Land Development                96        0         0        96
 Secured by Farm Land                        1,272      773         0     2,045
 Commercial Real Estate                     13,318    3,990         0    17,308
Loans to Finance Agricultural Production       737       36         0       773
Commercial & Industrial Loans                3,242      789         0     4,031

     Total                                  18,665    5,588         0    24,253

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Corporation's loan loss experience for each of the last five years.
(Thousands of Dollars)

   December 31,                 1996      1995      1994      1993      1992

Loans Outstanding End of
Period                          145,603   137,240   133,426   136,399   115,117
Ave. Loans Outstanding
During Period                   138,635   131,879   127,394   118,470   108,780
Loan Loss Reserve, Beginning
of Period                         1,519     1,708     1,872     1,782     1,619

Loans Charged Off:
  Real Estate                       116       198       187        12        33
  Commercial                         86        17        24        19       184
  Loans to Individuals              383       238       250       138       148
          Total                     585       453       461       169       365

Recoveries:
  Real Estate                        18         5        43         2         0
  Commercial                         16        20        12        37        32
  Loans to Individuals               68       119        62        70        96
          Total                     102       144       117       109       128

Net Charge Offs                     483       309       344        60       237
Provision Charged to Income         365       120       180       150       400

Loan Loss Reserve, End of Period  1,401     1,519     1,708     1,872     1,782

Net Losses as a Percent of
 Ave. Loans                       0.35%     0.23%     0.27%     0.05%     0.22%
Provision Charged to Income as a
 Percent of Average Loans         0.26%     0.09%     0.14%     0.13%     0.37%
At End of Period:
Loan Loss Reserve as a Percent
 of Outstanding Loans             0.96%     1.11%     1.28%     1.48%     1.55%

Factors considered in the determination of the level of loan loss coverage include, but are not limited to, historical loss ratios, composition of the loan portfolio, overall economic conditions, as well as future potential losses.

The following table shows an allocation of the allowance for loan losses, as well as the percent to the total allowance for the last five years (the corporation has no foreign loans, therefore, allocations for this category are not necessary).

  December 31,          1996  %    1995  %    1994  %    1993  %    1992   %

Domestic
 Residential Real Estate  490  35%   265  17%   200  12%   175   9%   175   10%
 Commercial               307  22%   631  42%   950  56%   900  48%   800   45%
 Loans to Individuals     395  28%   485  32%   400  23%   350  19%   250   14%
Unallocated               209  15%   138   9%   158   9%   447  24%   557   31%

    Total               1,401 100% 1,519 100% 1,708 100% 1,872 100% 1,782  100%

    NON-ACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

The following table summarizes the bank's past due, non-accrual, and restructured loans: (Dollars in Thousands)

December 31,                              1996    1995    1994    1993    1992

Accruing Loans Past Due 90 Days or More:
 Consumer                                    36      28      54      64      54
 Commercial                                   5      15      11      45       3
 Real Estate                                360     249     271     391     265
    Total Past Due 90 Days or More          401     292     336     500     322

Non-accrual Loans                         1,255   1,389   1,791     500     895
Restructured Loans (incl. non-accrual)      506     359     347     717     222
Total Non-accrual, Past Due
  and Restructured Loans                  2,162   2,040   2,474   1,717   1,439
Other Real Estate Owned                     663     761     918     910   1,854

    Total Non-Performing Loans            2,825   2,801   3,392   2,627   3,293


Percent of Gross Loans                    1.94%   2.04%   2.54%   2.08%   2.86%
Reserve Coverage of Non performing loans 49.59%  54.23%  50.35%  71.26%  54.11%

When a loan reaches non-accrual status, it is determined that future collection of interest and principal is doubtful. At this point, the Bank's policy is to reverse the accrued interest and to discontinue the accrual of interest until the borrower clearly demonstrates the ability to resume normal payments. Our portfolio of non-accrual loans for the years ended 1996, 1995, and 1994 are made up primarily of commercial real estate loans and residential real estate loans. Management does not anticipate any substantial effect to future operations if any of these loans are liquidated. Although interest is included in income only to the extent received by the borrower, deferred taxes are calculated monthly, based on the accrued interest of all non-accrual loans. This accrued interest amounted to $309,388 in 1996, $256,754 in 1995, and $181,930 in 1993. The corporation had total foreign loans of less than one percent in 1996, and has no loan concentration in any industrial category.

   DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for the last three years. (Dollars in Thousands)

December 31,                1996              1995             1994

                            Amount    Rate    Amount   Rate    Amount    Rate
Non-Interest Bearing
 Demand Deposits             17,534   0.00%    16,082  0.00%    14,459   0.00%
NOW & Money Market Funds     41,383   3.68%    35,474  3.80%    36,690   3.34%
Savings Deposits             32,320   2.92%    33,535  2.99%    34,643   3.00%
Time Deposits                96,227   5.90%    93,314  6.28%    85,712   5.12%
    Total Deposits          187,464   4.35%   178,405  4.60%   171,504   3.88%

Maturities of time certificates of deposit and other time deposits of $100,000 or more issued by domestic offices outstanding on December 31, 1996 are summarized as follows:

                                           Time Certificates
               Maturity Date               of Deposit


               3 Months or Less             2,349
               Over 3 through 6 Months      3,867
               Over 6 through 12 Months     4,842
               Over 12 Months               6,820
                   Total                   17,878

RETURN ON EQUITY AND ASSETS

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years.

December 31,                      1996              1995              1994

Return on Average Assets           1.07%             1.00%             1.00%
Return on Average Equity          12.16%            12.13%            12.74%
Dividend Payout Ratio             63.29%            63.66%            55.26%
Ave. Equity to Ave. Assets Ratio   8.84%             8.23%             7.84%

Item 2.  Properties

Community Bancorp. does not own or lease real property. The Corporation's offices are located at the main offices of the Bank. All of the Bank's offices are located in Vermont. In addition to the main office in Derby, the Bank maintains facilities located in; City of Newport, Town of Barton and St. Johnsbury, and Villages of Island Pond, Troy and Derby Line.

The Bank's main offices are located in a two-story brick building on U.S. Route 5 in Derby, Vermont. The main banking lobby and adjacent offices were constructed in 1972, expanded in 1978, and the most recent expansion was completed in July 1993, providing us with a total of 15,000 square feet at this location. The main office is equipped with a drive-up facility as well as an Automated Teller Machine (ATM). Computer and similar support equipment is also located in the main office building. The building which used to house our computer equipment is now being used as a conference center for the Bank as well as various non-profit organizations, free of charge, upon request.

The Bank's Derby Line office, which the bank owns, is located on Main Street in a renovated bank building. The facility consists of a small banking lobby containing approximately 200 square feet and a walk-up window accessible to pedestrians. Recent renovations to the walk-up window area and updated signs have helped to give this office a fresh new appearance.

The Island Pond office is located in the renovated "Railroad Station" acquired by the town of Brighton in 1993. The bank leases approximately two-thirds of the downstairs portion which includes a banking lobby and a drive-up window. An ATM is scheduled for installation in April-May of 1997. The other portion of the downstairs is occupied by an information center, and the upstairs section houses the Island Pond Historical Society.

The Barton office is located on Church Street, in a renovated facility. This office is equipped with a banking lobby, a drive-up window, and an ATM, making most deposit and withdrawal transactions possible at this branch 24 hours a day. The facility is leased from Dean M. Comstock, who is a member of the Bank's Barton Advisory Committee. The lease, which was entered into in 1985, provides for a fifteen-year term.

The Bank's Newport office is located in a facility leased from Twin Islands Realty, adjacent to RJ's Friendly Market (formerly Fedele's Grocery). This facility consists of approximately 974 square feet and includes a small
banking lobby.   The lease on this facility has been extended to December 31,
1998 at which time the office will be moved into a condominium space in the proposed state office building on Main Street in Newport. The Bank will occupy approximately 3,084 square feet on the first floor of the building for a full service banking lobby equipped with a remote drive-up facility, and approximately 4,400 square feet on the second floor for future expansion.

The Bank's Troy office is located in a new facility, which was leased for a few years and then purchased in 1992 from Tom and Eleanor Watts. The bank currently leases space to two other tenants while maintaining approximately 2,200 square feet for their own use. An ATM was installed during 1994 to provide the same type of limited 24-hour accessibility as our Derby and Barton offices.

The St. Johnsbury office is located at the corner of the I-91 Access Road and Route 5 in the town of St. Johnsbury. The Bank occupies approximately 2,250 square feet in the front of the Price Chopper building, and is leased from Murphy Realty of St. Johnsbury. Peter Murphy is President of Murphy Realty, and is a member of the Bank's St. Johnsbury Advisory Committee. Fully equipped with an Automatic Teller Machine and a drive-up window, this office operates as a full service banking facility.


Item 3.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Bank, to which the Bank is a party or of which any of its property is the subject.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


PART II.


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters


Common Stock Performance by Quarter

                                 1996
                    First   Second   Third   Fourth
Trade price
    High            $17.25  $18.00   $19.00  $18.75
    Low             $16.50  $17.50   $17.50  $18.50

Cash Dividends
 Declared           $ 0.26  $ 0.26   $ 0.26  $ 0.26

                                 1995
                    First   Second   Third   Fourth
Trade price
    High            $17.00  $17.50   $17.50  $17.50
    Low             $16.50  $16.75   $17.00  $17.00

Cash Dividends
 Declared           $ 0.24  $ 0.24   $ 0.24  $ 0.24

Item 6.  Selected Financial Data

Following Pages

SELECTED FINANCIAL DATA

(Not covered by Report of Independent Public Accountants)
(Dollars in thousands, except per share data)

Year Ended December 31,       1996      1995      1994      1993      1992

Total Interest Income            16,532    15,406    13,605    13,127    13,578
Less:
Total Interest Expense            8,177     8,248     6,807     6,158     6,965
    Net Interest Income           8,355     7,158     6,798     6,969     6,613
Less:
Provision for Loan Losses           365       120       180       150       400

Other Operating Income            1,281     1,181     1,057     1,260     1,076
Less:
Other Operating Expense           6,397     5,943     5,459     4,957     4,595
  Income Before Income Taxes      2,874     2,276     2,216     3,122     2,694

Gain due to F.A.S.B. 109(1)         N/A       N/A       N/A        35       N/A
Less:
Applicable Income Taxes (3)         654       324       329       643       751

    Net Income                    2,220     1,952     1,887     2,514     1,943

Per Share Data: (2)

Earnings per Share
    Primary                        1.63      1.49      1.51      2.07      1.68
    Fully Diluted                  1.61      1.46      1.46      1.99      1.59

Cash Dividends Declared            1.04      0.96      0.88      0.80      0.68

Weighted Average Number of
Common Shares Outstanding
    Primary                   1,363,194 1,307,552 1,251,960 1,212,832 1,157,959
    Fully Diluted             1,389,699 1,348,968 1,313,632 1,278,576 1,246,196
Number of Common Shares
  Outstanding                 1,383,128 1,330,514 1,264,859 1,230,555 1,179,255

Balance Sheet Data:

Net Loans                       143,298   134,812   130,794   123,686   112,672

Total Assets                    205,536   197,382   191,315   178,649   164,635

Total Deposits                  183,854   178,884   174,676   162,927   150,773

Total Liabilities               186,425   179,801   175,796   164,007   152,092

Subordinated Debentures             170       265       551       571       672

Total Shareholder Equity         19,111    17,580    15,518    14,642    12,543

<F1> F.A.S.B. 109 was adopted in the first quarter of 1993 as required, resulting in a one-time adjustment to income.
<F2> Per share data for prior years restated to reflect 5% stock dividend in first quarter of 1995.
<F3> Applicable Income Taxes above includes the income tax effect, assuming a
     34% tax rate on securities gains (losses), which totaled ($656) in 1996, $6,272 in 1995, $7,021 in 1994, ($7,128) in 1993, and $9,901 in 1992.

                QUARTERLY RESULTS OF OPERATIONS

The following is an unaudited summary of the quarterly results of operations for the years ended December 31, 1996, 1995 and 1994.
(Dollars in thousands, except per share data)

   1996                      MAR. 31   JUNE 30   SEPT. 30  DEC. 31
Interest Income              4,032     4,145     4,163     4,192
Net Interest Income          1,940     2,051     2,122     2,243
Provisions For Loan Loss        37       122        80       125
Other Operating Expense      1,546     1,630     1,643     1,578
Income Before Taxes            607       662       721       884
Applicable Income Taxes        140       149       182       184
Net Income                     467       513       539       700

Net Income Per Share:

 Primary                      0.35      0.38      0.40      0.50
 Fully Diluted                0.34      0.38      0.39      0.50

   1995

Interest Income              3,594     3,788     3,928     4,096
Net Interest Income          1,633     1,721     1,828     1,976
Provisions For Loan Loss        30        30        30        30
Other Operating Expense      1,508     1,495     1,463     1,477
Income Before Taxes            345       511       616       804
Applicable Income Taxes         42        93       125        63
Net Income                     303       418       491       741

Net Income Per Share:

 Primary                      0.24      0.32      0.37      0.56
 Fully Diluted                0.23      0.31      0.37      0.55

   1994

Interest Income              3,331     3,353     3,371     3,551
Net Interest Income          1,754     1,659     1,642     1,744
Provisions For Loan Loss        45        45        45        45
Other Operating Expense      1,307     1,325     1,387     1,440
Income Before Taxes            643       570       496       507
Applicable Income Taxes        140       107        87        (5)
Net Income                     503       463       409       512

Net Income Per Share (1):

 Primary                      0.41      0.37      0.33      0.40
 Fully Diluted                0.39      0.36      0.32      0.39

<F1> Per share data restated to reflect 5% stock dividend in first quarter of 1995.


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

The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 1996. The figures shown are reported in thousands.

                          0 - 3 Months  4 - 12 Months  1 - 5 Years  Over 5
Years
Rate Sensitive Assets:

Loans                     $ 32,317      $ 69,720       $ 39,399     $  4,167
Investments - Taxable        1,003         5,953         30,794            0
Investments - Tax-exempt     1,503         2,815          1,718        2,006
Other Investments               30           120              0        1,063
Federal funds sold               0             0              0            0
  Total                   $ 34,853      $ 78,608       $ 71,911     $  7,236

Rate Sensitive Liabilities:

NOW & super NOW accounts  $      0      $      0       $      0     $ 17,399
Savings deposits                 0         2,133              0       29,747
Time deposits(1)            33,938        28,163         13,136            0
Variable rate time deposits 26,439        14,801              0            0
Other borrowed funds         1,600             5             60            0
   Total                  $ 61,977      $ 45,102       $ 13,196     $ 47,146

Interest sensitivity gap  $(27,124)     $ 33,506       $ 58,715     $(39,910)

GAP Ratio                  -14.08%        17.40%         30.48%      -20.72%

Cumulative interest
  sensitivity gap         $(27,124)     $  6,382       $ 65,097     $ 25,187

Cumulative GAP Ratio       -14.08%         3.31%         33.80%       13.08%

<F1> Included in the time deposits category are money market accounts totaling
     $22.6 million. Due to the nature of some of these accounts (i.e. Municipal Accounts) we do not deem it necessary to place all of these accounts in the earliest time period as suggested.

      CAPITAL RATIOS
Community Bancorp. and Subsidiary
   (Dollars in Thousands)

                                                                 ANNUAL
                                                              GROWTH RATE
      At December 31,                 1996    1995    1994    '96/'95  '95/'94

Total Assets                          205,536 197,382 191,315   4.13%     3.17%
Allowance for Possible Loan Losses      1,401   1,519   1,708  -7.77%   -11.07%
   Total Adjusted Assets              206,937 198,901 193,023   4.04%     3.05%

Gross Risk-Adjusted Assets            102,922  97,860  97,753   5.17%     0.11%
Allowance for Loan Loss over limit        114     296     486 -61.49%   -39.09%
   Total Risk-Adjusted Assets         102,808  97,564  97,267   5.37%     0.31%

Shareholders' Equity (Tier l)          19,111  17,580  15,518   8.71%    13.29%
Valuation Allowance for Securities         (8)    (51)    451  84.31%  -111.31%
  Total Adjusted Tier I Capital (1)    19,103  17,529  15,969   8.98%     9.77%

Eligible Discounted Subordinated Debt      85     150     364 -43.33%   -58.79%
Max. Allow. for Possible Loan Losses(2) 1,287   1,223   1,222   5.23%     0.08%
  Total Capital (Tier II)              20,475  18,902  17,555   8.32%     7.67%

                                             1996    1995    1994

Tier I Capital/Total Adjusted Assets          9.23%   8.81%   8.27%
Tier II Capital/Total Adjusted Assets         9.89%   9.50%   9.09%
Tier I Capital/Total Risk-Adjusted Assets    18.58%  17.97%  16.42%
Tier II Capital/Total Risk-Adjusted Assets   19.92%  19.37%  18.05%

<F1> Net unrealized holding gains and losses on available-for-sale securities are excluded from common stockholders' equity for regulatory capital purposes. However, National Banks continue to deduct unrealized losses on equity securities in their computation of Tier I Capital.

<F2> The maximum allowance for possible loan losses used in calculating primary
     (Tier II) capital is the lower of the period end allowance for possible loan losses or 1.25% of gross risk - adjusted assets, as implemented by regulatory capital guidelines in 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to Pages 24-27 of the Annual Report to Shareholders for fiscal year 1996.


Item 8.  Financial Statements and Supplementary Data

The financial statements and related notes of Community Bancorp. and Subsidiary are incorporated herein by reference from the Corporation annual report to shareholders for the year ended December 31, 1996 Page 8 through
Note 21 on Page 23.


Item 9.  Disagreements on Accounting and Financial Disclosures

Inapplicable.


PART III.

Item 10.  Directors and Executive Officers of the Registrant

Incorporated by reference to Pages 4-5 of the Corporation's Proxy Statement for the Annual Meeting of Shareholders on May 6, 1997.

                                    Position with              Has Served As
Name, Age and                       Community                  Officer/Director
Principal Occupation                Bancorp.                   Since

Stephen P. Marsh, 49                Vice President             07/01/73
Senior VP & Cashier                 & Treasurer
Community National Bank

Rosemary M. Rowe, 55                Secretary                  09/08/80
Vice President,
Community National Bank

Alan A. Wing, 52                    Vice President             09/01/71
Sr. Vice President
Community National Bank

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


Item 13.  Certain Relationships and Related Transactions

Incorporated by reference to the Corporation's Proxy Statement filed

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2)  Financial Statements

Financial statements are incorporated by reference to the Annual Report to the shareholders for the year ended December 31, 1996.

(a) (3)  Exhibits

The following exhibits are incorporated by reference:

Exhibit 3 - Articles of Association and By-laws of Community Bancorp. are incorporated by reference to Community Bancorp.'s Registration Statement dated May 20, 1983 (Registration No.2-83166).
Exhibit 4 - Indenture dated August 1, 1984 between Community Bancorp. and Community National Bank as trustee, relating to $750,000 in principal amount of 11% Convertible Subordinated Debentures due 2004 is incorporated by reference to Community Bancorp.'s Registration Statement dated July 11, 1984 (Registration No. 2-92147).
Exhibit 5 - Indenture dated August 1, 1986, relating to $500,000 in principal amount of 9% Convertible Subordinated Debentures due 1998 is incorporated by reference to Community Bancorp.'s Registration Statement dated April 15, 1986 (Registration No. 33-4924).
Exhibit 13 - Portions of the Annual Report to Shareholders of Community Bancorp. for Year Ended December 31, 1996, specifically mentioned in this report, incorporated by reference.

The following exhibits are filed as part of this report:

Exhibit 22 - Subsidiaries of Community Bancorp.
Consent from A.M. Peisch & Company

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.


Exhibit 22

Community Bancorp.'s sole subsidiary is Community National Bank, a banking corporation incorporated under the Banking Laws of The United States.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COMMUNITY BANCORP.


BY: /s/ Richard C. White                    Date: March 27, 1997
   Richard C. White, President
   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Stephen P. Marsh                    Date: March 27, 1997
   Stephen P. Marsh, Treasurer
   and Chief Financial and
   Accounting Officer

COMMUNITY BANCORP. DIRECTORS


 /s/ Thomas E. Adams                        Date: March 27, 1997
Thomas E. Adams

 /s/ Francis Allard                         Date: March 27, 1997
Francis Allard

 /s/ Jacques R. Couture                     Date: March 27, 1997
Jacques R. Couture

 /s/ Elwood G. Duckless                     Date: March 27, 1997
Elwood G. Duckless

 /s/ Rosemary M. Lalime                     Date: March 27, 1997
Rosemary M. Lalime

 /s/ Marcel Locke                           Date: March 27, 1997
Marcel Locke

 /s/ Anne T. Moore                          Date: March 27, 1997
Anne T. Moore

 /s/ Dale Wells                             Date: March 27, 1997
Dale Wells

 /s/ Richard C. White                       Date: March 27, 1997
Richard C. White

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We consent to the incorporation by reference in this Annual Report
(Form 10-KSB) of Community Bancorp. of our report dated Jamuary 3, 1997, included in the 1996 Annual Report to Shareholders of Community Bancorp.

We also consent to the incorporation by reference in the Registration Statement (Form S-3. No. 33-18535) pertaining to the Community Bancorp. Dividend Reinvestment Plan and in the Registration Statement (Form S-8
No. 33-44713) pertaining to the Community Bancorp. Retirement Savings Plan of our report dated January 3, 1997, with respect to the consolidated financial statements incorporated herein by reference of Community Bancorp. included in the Annual Report (Form 10-KSB) for the year ended December
31, 1996.

/s/A.M. Peisch & Company

March 27, 1997
St. Johnsbury, Vermont