Form 10QSB
period 1997-03-31
COMMUNITY BANCORP /VT
filed 1997-05-13
CIK 718413

CONFORMED COPY

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-QSB


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                   For Three Months Ended March 31, 1997
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

At March 31, 1997, there were 1,498,296 shares issued of the Corporation's $2.50 par value common stock and 1,468,674 shares outstanding.

Total Pages - 18 Page


                     PART I.  FINANCIAL INFORMATION

                      Item 1.  Financial Statements

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statement of Condition
        ( Unaudited )                      March 31    December 31 March 31
                                           1997        1996        1996

Assets
 Cash and due from banks                     3,961,514   8,245,398   4,765,265
 Federal funds sold                             25,000           0   2,075,000
    Total cash and cash equivalents          3,986,514   8,245,398   6,840,265
 Securities held-to-maturity (market value
  $40,565,495 at 3/31/97, $37,915,448 at
  12/31/96, and $46,224,018 at 3/31/96)     40,813,179  37,967,786  46,286,876
 Securities available-for-sale               8,993,813   9,037,113  11,055,550
 Loans                                     145,624,180 145,603,582 137,553,629
  Allowance for loan losses                 (1,491,326) (1,401,042) (1,472,095)
  Unearned net loan fees                      (883,155)   (904,303)   (898,617)
    Net loans                              143,249,699 143,298,237 135,182,917
 Bank premises and equipment, net            3,379,143   3,421,359   3,353,089
 Accrued interest receivable                 1,594,440   1,538,637   1,735,628
 Other real estate owned, net                  719,032     662,544     610,925
 Other assets                                1,665,580   1,365,129   1,473,781
    Total assets                           204,401,400 205,536,203 206,539,031

Liabilities and Stockholders' Equity

Liabilities
 Deposits:
  Demand, non-interest bearing              17,762,133  18,098,323  16,400,661
  NOW and money market accounts             39,358,522  40,026,689  42,042,007
  Savings                                   32,317,846  31,879,729  32,356,009
  Time deposits, $100,000 and over          18,072,591  17,878,261  18,665,791
  Other time deposits                       76,394,885  75,971,474  78,414,422
    Total deposits                         183,905,977 183,854,476 187,878,890

 Short term borrowings                               0   1,600,000           0
 Borrowed funds                                 65,000      65,000      65,000
 Accrued interest and other liabilities        901,142     735,372     513,411
 Subordinated convertible debentures           135,000     170,000     224,000
    Total liabilities                      185,007,119 186,424,848 188,681,301

Stockholders' Equity
 Common stock - $2.50 par value;
  2,000,000 shares authorized and
  1,498,296 shares issued at 3/31/97,
  1,412,493 shares issued at 12/31/96
  and 1,374,143 issued at 3/31/96            3,745,981   3,531,233   3,435,358
 Additional paid-in capital                  7,451,478   6,140,962   5,673,737
 Retained earnings                           8,690,893   9,871,409   9,177,847
 Unrealized gain on securities
  available-for-sale, net of tax               (49,067)      7,963      10,835
 Less: treasury stock, at cost
  (29,622 shares at 3/31/97, 29,365 shares
   at 12/31/96 and 29,356 shares at 3/31/96)  (445,004)   (440,212)   (440,047)
    Total stockholders' equity              19,394,281  19,111,355  17,857,730

Total liabilities and stockholders' equity 204,401,400 205,536,203 206,539,031

COMMUNITY BANCORP. AND SUBSIDIARY
Statement of Income
   ( Unaudited )
For The First Quarter Ended March 31,      1997        1996       1996

Interest income
 Interest and fees on loans                3,324,518   3,232,788  2,880,745
 Interest and dividends on investments
  U.S. treasury securities                   534,499     491,736    397,596
  U.S. government agencies                    20,727      10,823      5,867
  States and political subdivisions          138,605     196,370    243,559
  Other securities                            17,178      17,818     19,930
 Interest on federal funds sold                4,942      82,601     46,069
    Total interest income                  4,040,469   4,032,136  3,593,766

Interest expense
 Interest on deposits                      1,881,874   2,084,823  1,949,053
 Interest on other borrowed funds             12,680       1,915      1,237
 Interest on subordinated debentures           3,282       5,400     10,433
    Total interest expense                 1,897,836   2,092,138  1,960,723

 Net interest income                       2,142,633   1,939,998  1,633,043
 Provision for loan losses                  (205,000)    (37,500)   (30,000)
 Net interest income after provision       1,937,633   1,902,498  1,603,043

Other operating income
 Trust department income                      22,049      26,202     21,820
 Service fees                                162,386     111,069    134,094
 Security gains (losses)                           0           0          0
 Other                                        96,237     113,663     94,295
    Total other operating income             280,672     250,934    250,209

Other operating expenses
 Salaries and wages                          628,928     640,430    573,140
 Pension and other employee benefits         133,331     150,867    143,714
 Occupancy expenses, net                     290,569     301,117    285,944
 Other                                       470,561     453,649    505,567
    Total other operating expenses         1,523,389   1,546,063  1,508,365

 Income before income taxes                  694,916     607,369    344,887
 Applicable income taxes (credit)            174,828     140,151     42,348
    Net Income                               520,088     467,218    302,539

Earnings per share on weighted average
    Primary                                     0.35        0.33       0.23
    Fully diluted                               0.35        0.33       0.22
Weighted average number of common shares
Used in computing earnings per share
    Primary                                1,466,979   1,411,755  1,344,436
    Fully diluted                          1,487,488   1,442,180  1,402,521

Dividends per share                             0.28        0.26       0.24
Book value per share on shares outstanding    $13.21      $12.65     $11.85
All per share data restated to reflect a 5% stock dividend paid on
February 1, 1997.

                     AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information: average earning assets
(including non-accrual loans) and average interest bearing liabilities supporting earning assets and interest income and interest expense as a rate/yield for the first three months of 1997 and 1996.
                   1997                           1996
                   Average     Income/    Rate/   Average      Income/    Rate/
                   Balance     Expense    Yield   Balance      Expense    Yield

EARNING ASSETS

 Loans (gross)     145,399,144 3,324,518  9.27%   136,595,652  3,232,788  9.52%
 Taxable Investment
  Securities        37,744,850   555,226  5.97%    34,414,603    502,559  5.87%
 Tax-exempt Investment
  Securities(1)     10,582,618   206,832  7.93%    14,661,806    294,386  8.08%
 Federal Funds Sold    331,667     4,942  6.04%     6,065,659     82,601  5.48%
 Other Securities(2) 1,213,693    19,274  6.44%     1,196,652     19,893  6.69%
     TOTAL         195,271,972 4,110,792  8.47%   192,934,372  4,132,227  8.69%

INTEREST BEARING LIABILITIES

 Savings Deposits   32,038,143   216,936  2.75%    31,371,082    234,418  3.01%
 NOW & Money Market
  Funds             40,113,900   350,483  3.54%    38,904,950    367,975  3.80%
 Time Deposits      94,361,737 1,314,455  5.65%    97,188,763  1,482,430  6.13%
 Other Borrowed Funds  820,964    12,680  6.26%        65,000      1,245  7.70%
 Subordinated
  Debentures           138,000     3,283  9.65%       226,000      5,400  9.61%
     TOTAL         167,472,744 1,897,837  4.56%   167,755,795  2,091,468  5.06%

Net Interest Income            2,212,955                       2,040,759
Net Interest Spread(3)                    3.91%                           3.63%
Interest Differential(4)                  4.60%                           4.29%

<F01> Income on investment securities of state and political subdivisions is stated on a tax equivalent basis (assuming a 34% tax rate).
<F02> Included in other securities are taxable industrial development bonds
      (VIDA), with income of approximately $2,100 for 1997 and 1996.
<F03> Net interest spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
<F04> Interest differential is net interest income divided by average earning assets.

              CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income for the first three months of 1997 and 1996 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.

  RATE VOLUME                       Variance    Variance
                                    Due to      Due to      Total
                                    Rate(1)     Volume(1)   Variance

EARNING ASSETS

Loans (gross)                       (114,896)   206,626      91,730
Taxable Investment Securities          4,438     48,229      52,667
Tax-Exempt Investment Securities(2)   (7,828)   (79,726)    (87,554)
Federal Funds Sold                     7,780    (85,439)    (77,659)
Other Securities                        (900)       281        (619)
 Total Interest Earnings            (111,406)    89,971     (21,435)

INTEREST BEARING LIABILITIES

Savings Deposits                     (22,425)     4,943     (17,482)
NOW & Money Market Funds             (28,832)    11,340     (17,492)
Time Deposits                       (128,595)   (39,380)   (167,975)
Other Borrowed Funds                  (2,925)    14,360      11,435
Subordinated Debentures                  (23)    (2,094)     (2,117)
 Total Interest Expense             (182,800)   (10,831)   (193,631)

<F01> Items which have shown a year-to-year increase in volume have variances allocated as follows:
            Variance due to rate = Change in rate new volume
            Variance due to volume = Change in volume x old rate

      Items which have shown a year-to-year decrease in volume have variances allocated as follows:
            Variance due to rate = Change in rate x old volume
            Variances due to volume = Change in volume x new rate

<F02> Income on tax-exempt securities is stated on a tax equivalent basis.
      The assumed rate is 34%.

COMMUNITY BANCORP. AND SUBSIDIARY
     Statement of Cash Flows
For The First Quarter Ended March 31,       1997       1996         1995

Reconciliation of net income to net cash
 provided by operating activities:
  Net Income                                   520,088     467,218     302,539
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation                                   87,352      91,978      79,993
 Provisions for possible loan losses           205,000      37,500      45,000
 Provisions for deferred taxes                  (3,162)     21,123       3,863
 Loss (gain) on sales of OREO                   (7,729)     (1,516)     (4,345)
 Amortization of bond premium                    6,463       8,637     182,289
 Increase (decrease) in taxes payable          183,225      79,028      38,484
 (Increase) decrease in interest receivable    (55,803)   (211,453)   (268,158)
 (Increase) decrease in other assets          (277,453)    (70,820)     11,036
 Increase (decrease) in unamortized loan fees  (21,148)    (10,114)    (14,888)
 Interest (decrease) in interest payable           340     (12,403)    (22,214)
 Increase (decrease) in accrued expenses         4,264    (176,954)    (25,300)
 Increase (decrease) in other liabilities      (12,516)     50,805      65,815
  Net cash provided by operating activities    628,921     273,029     394,114

Cash Flows from investing activities:
 Investments - held to maturity
   Sales and maturities                        918,463   2,824,132     919,635
   Purchases                                (3,776,728)(16,503,650) (4,676,686)
 Investments - available for sale
   Sales and maturities                              0   3,000,000           0
   Purchases                                   (36,700)    (23,300) (2,000,000)
 Increase in Loans, Net of Payments           (326,679)   (477,832)  1,356,668
 Capital Expenditures                          (45,136)   (181,900)     57,671
 Recoveries of loans charged off                36,274      21,702      39,117
 Proceeds from sales of OREO                   106,332     210,000      89,463
  Net Cash Used in Investing Activities     (3,124,174)(11,130,848) (4,214,132)

Cash Flows from Financing Activities:
 Net increase in demand deposits, NOW,
  money market and savings                    (566,240)  9,175,029     785,251
 Net increase in certificates of deposit       617,741    (179,661)  3,469,992
 Net increase (decrease) in short
  term borrowing                            (1,600,000)          0           0
 Payments to acquire treasury stock             (4,792)        (23)     (4,210)
 Dividends paid                               (210,340)   (191,216)   (158,532)
  Net cash provided by financing activities (1,763,631)  8,804,129   4,092,501
  Net increase in cash and cash equivalents (4,258,884) (2,053,690)    272,483
    Cash and cash equivalents:
     Beginning                               8,245,398   8,893,955   7,392,717
     Ending                                  3,986,514   6,840,265   7,665,200

Supplemental Schedule of Cash Paid During the Year
 Interest paid                               1,897,496   2,104,541   1,982,937
 Income Taxes Paid                              (5,235)     40,000           0

Supplemental schedule of noncash investing
 and financing activities:
 Net change in securities valuation           ($86,409)   ($60,100)   $329,970
 OREO acquired in settlements of loans        $188,091     $58,047    $217,546
 Debentures converted to common stock          $35,000     $41,000    $106,000
 5% Stock dividend at market value          $1,294,006          $0  $1,019,716

Dividends Paid:
 Dividends payable                            $406,598    $345,934    $303,507
 Dividends reinvested                        ($196,258)  ($154,718)  ($144,975)
                                              $210,340    $191,216    $158,532

                               COMMUNITY  BANCORP.

PRIMARY EARNINGS PER SHARE

For The First Quarter Ended March 31,         1997       1996       1995

 Net Income                                     520,088    467,218    302,539
 Average Number of Common Shares Outstanding  1,466,979  1,411,755  1,344,436
 Earnings Per Common Share                         0.35       0.33       0.23


FULLY  DILUTED  EARNINGS  PER  SHARE

For The First Quarter Ended March 31,         1997       1996       1995

 Net Income                                     520,088    467,218    302,539
 Adjustments to Net Income (Assuming Conversion   2,166      3,564      6,885
   of Subordinated Convertible Debentures).
 Adjusted Net Income                            522,254    470,782    309,424
 Average Number of Common Shares Outstanding  1,466,979  1,411,755  1,344,436
 Increase in Shares (Assuming Conversion of      20,509     30,425     58,085
   Subordinated Convertible Debentures).
 Average Number of Common Shares Outstanding  1,487,488  1,442,180  1,402,521
  (Fully Diluted)
 Earnings per Common Share Assuming Full Dilution  0.35       0.33       0.22

                                 PART I.

                                 Item 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      THE RESULTS OF OPERATIONS

                    Quarter Ended March 31, 1997


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


LIQUIDITY

   Liquidity management refers to the ability of Community National Bank to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Our time deposits greater than $100,000 decreased $593,200 or 3.2% for the first quarter of 1997 compared to 1996. Other time deposits decreased from $78.41 million at the end of the first quarter of 1996 to $76.39 million at the end of the first quarter of 1997, a decrease of almost $2 million or 2.58%. A review of these deposits, primarily the time deposits over $100,000 indicates that they are primarily generated locally and regionally and are established customers of the Bank. The Bank has no brokered deposits. All other interest bearing deposit accounts in total decreased 3.66% to end the three month comparison period at $71.7 million for 1997 compared to $74.4 million for 1996. Our gross loan portfolio increased from $137.6 million for the first quarter of 1996 to $145.6 million for the first quarter of 1997 or 5.87%. Of this total portfolio of $145.6 million, $74.2 million are scheduled to reprice within one year and $5.7 million are scheduled to mature within one year.
Both figures are increases compared to the first quarter for 1996 of $69.4 million and $5.7 million, respectively. Federal funds sold decreased just over $2 million from $2.08 million for the first quarter of 1996 to $25,000 for the same period in 1997. At the end of the first quarter of 1997, the Bank held in it's investment portfolio treasuries classified as "Available-for-Sale" at a market price of $7.89 million, compared to almost $10 million for the same period in 1996. In terms of liquidity, these securities are considered short term, thereby increasing the portfolio of liquid assets.
The remaining portfolio of available for sale investments of almost $1.1 million are made up of equity securities the Bank is required to maintain in the form of bank stock. The Bank also has access to a total of almost $130 million in liquid assets consisting of two credit lines with a total available of $5.95 million, and approximately $101 million of borrowing capacity through FHLB. Included in the $130 million are securities classified as "Held-to-Maturity" with a book value of $27.1 million, of which $4 million are pledged, netting a balance of $23.1 million, with a net market value of $22.9 million.


RESULTS OF OPERATIONS

   Net Income for the first quarter ended March 31, 1997 was $520,088 representing an increase of 11.3% and 71.9% respectively, over the net income figures of $467,218 for the first quarter ended March 31, 1996, and $302,539 for the same period ended in 1995. The results of this are primary earnings per share of $0.35 for the first quarter of 1997 versus $0.33 for the first quarter of 1996, and $0.23 for the first quarter of 1995, and fully diluted earnings per share of $0.35, $0.33, and $0.22 respectively. The first quarter of 1997 was more profitable compared to the same period in 1996 due in part to a decrease in interest paid on deposit accounts, and a restructuring of the fees charged on these accounts resulting in more non interest income. A new computer system was purchased during the first quarter of 1995, which had a negative effect on earnings for that time period. A cash dividend of $0.28 per share was declared on January 9, 1997, payable on February 1, 1997, to shareholders of record as of January 16, 1997. This represents a 7.7% increase over last years quarterly dividends of $0.26 per share. Additionally, a 5% stock dividend was declared to shareholders of record as of January 15, 1997.

   Net interest income, the difference between interest income and expense, represents the largest portion of the Bank's earnings, and is affected by the volume, mix, rate sensitivity of earning assets as well as interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets.

   Net interest income for the first quarter comparison periods started at $1.63 million for 1995 and increased to $1.94 million for 1996, and then increased to almost $2.2 million for 1997, resulting in an increase of 10.4% for 1997 versus 1996, and 18.8% for 1996 versus 1995. Total interest income for the first quarter of 1997 reported a less than favorable increase for 1997 compared to 1996, with an increase of $8,333 or .2% while interest income increased by $438,370 or 12.2% for the first quarter of 1996 compared to 1995. Interest expense decreased for the first quarter of 1997 compared to the first quarter of 1996 and 1995, with a decrease of $194,302 or 9.3% for 1997 versus
1996 and $62,887 or 3.2% for 1997 versus 1995.   These decreases are also
contributing factors to the increase in net income for the comparison periods. A review of the interest earned on loans, the major source of interest income, reveals an increase of 2.84% for 1997 compared to 1996 and an increase of 12.22% for 1996 compared to 1995, while interest paid on deposits, the major source of interest expense, shows a decrease of 9.73% and an increase of 6.97%, respectively.

   The following paragraphs are comparisons of average balances and the respective average yield. Reference can be made to the tables labeled "Average Balances and Interest Rates" and "Changes in Interest Income and Interest Expense" for a more detailed look at these variances. Keep in mind that income on tax exempt securities is stated at the tax equivalent yield, therefore, for these two tables the interest figures presented for these securities are higher than those presented on the consolidated statement of income for the first quarters ended 1997, 1996, and 1995.

   The average volume of loans increased by $8.8 million or 6.4%, while the yield on those loans decreased from 9.52% for the first three months of 1996 to 9.27% for the first three months of 1997,a decrease of 25 basis points. Income from loans for the first quarter of 1997 increased to $3.33 million or by 2.84% compared to $3.23 million for the same period in 1996.

   The average volume of taxable investments increased to $37.74 million or by 9.68%, and the yield on these investments for the first three months of 1997 rose by 10 basis points to end the three month comparison period at 5.97% versus 5.87% a year ago. Of this total taxable investments of $37.74 million, $7.89 million are investments classified as available-for-sale, with the remaining $29.85 million classified as held-to-maturity. Income for the first three months increased in 1997 compared to 1996 by $52,667 to a reported income figure of $555,226 versus $502,559 a year ago.

   A decrease is noted in the average volume of tax-exempt investments reported at $14.66 million for the first three months of 1996 versus $10.58 million for the same period in 1997, a decrease of 27.8%, all of these investments are classified as held-to-maturity. Income on these investments followed the average volume pattern decreasing to $206,832 from $294,386 for the first three months of 1997 and 1996 respectively. The tax equivalent yield for the first three months of 1997 decreased 15 basis points to a reported 7.93% compared to 8.08% for the same period in 1996.

   Other securities ended the three month period in 1997 at an average volume of $1.21 million, resulting in a 1.43% increase compared to the same period last year. Of this total almost $1.1 million are equity securities and, under the guidelines, are classified as available-for-sale with the remaining $150 thousand classified as held-to-maturity. Income decreased slightly for 1997 compared to 1996, with reported figures of $19,274 and $19,893, respectively.

   The Bank currently has no investments classified as trading securities, and due to the guidelines of its investment policy, does not intend to carry any of these securities. The yield on treasuries remains above the yield on other short term investments such as federal funds, therefore, the Bank continues to invest more in these higher yielding treasuries.

   The average volume of federal funds sold decreased from $6.1 million to $331,667 for the comparison periods, a decrease of 95%. Interest income on federal funds sold decreased to $4,942 with an average yield of 6.04% for the first quarter of 1997, compared to income of $82,601 with an average yield of 5.48% for the first quarter of 1996, a decrease in income of 94%, with an increase in yield of 56 basis points.

   In total, our average earning assets increased to $195.3 million or by 1.2% during the first three months of 1997, compared to the same period in 1996, while the average yield on those earning assets decreased by 22 basis points to end the three month period in 1997 at 8.47% compared to 8.69% for the same period last year.

   The average volume of time deposits decreased from $97.2 million for the first three months of 1996 to $94.4 million for the same time period in 1997, a decrease of $2.8 million or just under 3%. Interest expense on time deposits decreased to $1.3 million with an average yield of 5.65% for the first three months of 1997, compared to almost $1.5 million with an average yield of 6.13% for the same time period in 1996.

   An increase of $1.2 million is reported in the average volume of NOW & money market funds, which ended the first three months of 1996 at an average volume of $38.9 million compared to an average volume as of March 31, 1997 of $40.1 million. Interest expense on these funds decreased to $350,483 with an average yield of 3.54% for the first three months of 1997 compared to $367,975 with an average yield of 3.80% for the first three months of 1996.

   An increase of just over 1/2 million is noted in the average volume of savings deposits with reported first quarter ending figures of $32.04 million for 1997 versus $31.4 million for 1996. Interest expense associated with savings accounts decreased from $234,418 for the first three months of 1996 to $216,936 for the same period in 1997, a decrease of $17,482 or 7.5%.

   Other borrowed funds increased to an average volume of $820,964 with an average yield of 6.26%, resulting in an increase in volume of $755,964 and a decrease in yield of 144 basis points.

   Subordinated debentures continued to decrease in the first quarter of 1997 to end the three month period at an average volume of $138,000 with a yield of 9.68%. Redemption activity was more frequent for the 9% debentures compared to the 11% debentures for the calendar years 1994 - 1996, but because the redemption period for the 11% debentures has now begun, an increase in redemption activity is noted for these debentures as well. The redemption period refers to the period of time prior to maturity in which the redemption price is greater. The redemption period for the 9% debentures is now in its final phase. The redemption prices and time periods for the respective debentures are as follows:

	      11% Debentures
August 1, 1996 - July 31, 1998   104%
August 1, 1998 - July 31, 2000   103%
August 1, 2000 - July 31, 2002   102%
August 1, 2002 - July 31, 2004   101%

	       9% Debentures
August 1, 1996 - July 31, 1998   101%

   In summary, the tax equivalent net interest income increased from $2.04 million for the first three months of 1996 to $2.21 million for the first three months of 1997, an increase of 8.4%. The net interest spread as defined on the "Average Balances and Interest Rates" report, was 3.91% for the first three months of 1997, compared to 3.63% for the same period in 1996. Although the yield on total interest bearing assets and interest bearing liabilities decreased from 1996 to 1997, the 22 basis point decrease in yield on assets is less compared to the 50 basis point decrease in the average rate paid on interest earning liabilities, thereby creating the 28 basis points increase in net interest spread.


ALLOWANCE FOR POSSIBLE LOSSES ON LOANS

   Management continues to follow the same structured underwriting guidelines as well as the thorough loan-by-loan review policy. These measures help to insure the adequacy of the loan loss coverage. A continuing review of the loan portfolio is conducted by the Executive Officers and the Board of Directors, which meets to discuss, among other matters, potential exposures. Factors considered are each borrower's financial condition, the industry or sector for the economy in which the borrower operates, and overall economic conditions. Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency. A variety of loans are reviewed periodically by an independent firm in order to assure accuracy and compliance with various policies and procedures set by the regulatory authorities. The Bank also employs a Loan Review and Compliance Officer whose duties include, among others, a review of the loan portfolio including delinquent and non-performing loans.

   Specific Allocations are made in situations management feels are at a greater risk for loss. A quarterly review of the Qualitative Factors, which among others are "Levels of, and Trends in, Delinquencies and Non-Accruals" and "National and Local Economic Trends and Conditions" helps to ensure that areas with potential risk are noted and coverage increased or decreased to reflect the trends in delinquencies and non-accruals. Residential first mortgage loans make up the largest part of the loan portfolio and have the lowest historical loss ratio which helps to alleviate the overall risk.

   The valuation allowance for loan losses of $1.49 million as of March 31, 1997 constitutes 1.02% of the total gross loan portfolio, compared to $1.47 million or 1.07% for the same period in 1996. In management's opinion, this is adequate and reasonable, particularly in view of the fact that as of March 31, 1997 $118.8 million of the total loan portfolio, or 81.6% consists of real estate mortgage loans; and of this total, $95 million or 65.3% constitute one to four family residential mortgage loans. Figures for the same period a year ago are $113.7 million in real estate mortgage loans, or 82.65%, with a one to four family mortgage loan portfolio of $91.4 million or 66.4%. This large loan volume together with the low historical loan loss experience help to support our basis for loan loss coverage. Furthermore, if the eligible loan portfolio base were reduced by the aggregate of the residential mortgage loan sector of the portfolio, the valuation allowance for loan losses of $1.49 million would constitute 2.94% of the eligible loans, compared to 3.18% a year ago. In management's opinion, a loan portfolio consisting of 81.6% in residential and commercial real estate secured mortgage loans is by far more stable and less vulnerable than a portfolio with a higher concentration of unsecured commercial and industrial loans or personal loans.

   In May, 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Bank adopted this new rule effective for the 1995 calendar year as required. This statement allows the Bank to classify its in-substance foreclosures as loans and disclose them as impaired loans, as long as regulatory guidelines are followed. Loans will generally be valued at the lower of either the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. This new rule was immaterial upon implementation, and continues to have no significant effect on the financial position or results of operation of the Corporation as of the date of this report.

   Non-Performing assets for the bank are made up of three different types of loans, "90 Days or More Past Due", "Other Real Estate Owned" (OREO), and "Non-Accruing Loans". A comparison of these non-performing assets for 1997 and 1996 reveals a combined increase in non-accruing loans and OREO of 10.57% and a decrease in loans 90 days or more past due of 64.6%. The portfolio of non-accruing loans which make up the biggest portion of the non-performing assets, consists of $2 million or 94.2% of real estate secured mortgage loans for the first three months of 1997 compared to $1.8 million or 91.3% for the same period last year.

   Non-performing assets as of March 31, 1997 and 1996 were made up of the following:

                                                    1997           1996
Non-Accruing loans                                  $2,130,256     $1,965,928
Loans past due 90 day or more and still accruing        86,741        245,087
Other real estate owned                                719,032        610,925
     Total                                          $2,936,029     $2,821,940

   These totals of $2.9 million for 1997 and $2.8 million for 1996 equal
2.02% and 2.05% respectively, of total gross loans, as well as 1.44% and 1.37%, respectively of total assets. As of March 31, 1997, our reserve coverage of non-performance loans was 51% versus 52% a year ago.

   Other real estate owned is made up of property that the Bank owns in lieu of foreclosure or through normal foreclosure proceedings, and property that the Bank does not hold title to but is in actual control of, known as in-substance foreclosure. It is the policy of the Bank to value property in other real estate owned at the appraised value or book value of the loan, whichever is less. Our appraisal policy is to appraise the property to determine the value as well as to determine if a write-down is necessary to bring the book value of the loan equal to the appraised value, prior to including the property in other real estate owned. Appraisals are then done periodically thereafter charging any additional write-downs to the appropriate expense account at that time.

   Our current portfolio of other real estate owned equals $719,032. Eight properties were obtained through the normal foreclosure process, and six properties were deeded "In lieu of foreclosure". All of our properties are located in Vermont and consist of the following; a condominium project and land in Jay; four commercial condominium units in Newport; three building lots in Irasburg; a single family residence in Island Pond and one in East Charleston; a mobile home with land in Newport Center; and one commercial building in Newport. The Bank is actively attempting to sell all of the other real estate owned, and expects no material loss on any of these properties. Other real estate owned is by definition a non-earning asset, and as such has a negative impact on the Bank's earnings.

OTHER OPERATING INCOME AND EXPENSES

   Other operating income for the first quarter of 1997 was $280,672, compared to $250,934 for the first quarter of 1996, and $250,209 for the first quarter of 1995, an increase of $29,738 or 11.85% for 1997 versus 1996, and $725 or .29% for 1996 versus 1995. Service fees increased $51,317, or by 46.2% for 1997 versus 1996 while a decrease of $23,025 or 17.17% was noted for 1996 versus 1995. The manner in which fees are assessed has been changed as mentioned earlier in this discussion, creating more non-interest income.
Trust department income decreased 16% for the first quarter of 1997 compared to 1996, but increased 20% for the first quarter of 1996 compared to 1995.
In reviewing the components of other income, foreign exchange notes favorable income for the first quarter of 1997, while income from sold loans reports substantially less than a year ago, contributing overwhelmingly to the decrease in other income for the first quarter of 1997 versus the same period in 1996. The same two components together tallied more favorable increases for the comparison period of 1996 versus 1995. In summary, other income decreased $15,426 or 13.6% for the first quarter of 1997 compared to the first quarter of 1996, while an increase of $19,368 or 20.5% is calculated for the first quarter of 1996 versus 1995.

   Other operating expenses for the first quarter of 1997 was $1.52 million compared to $1.55 million for 1996, and $1.51 million for 1995 resulting in a decrease of 1.5% for 1997 versus 1996, and an increase of 3.5% for 1996 versus 1995. Salaries, the largest portion of other operating expenses, showed a decrease of $11,502, or 1.8% for 1997 versus 1996, but showed the biggest increase of $67,290, or 11.7% for 1996 versus 1995. Other expenses reported the only increase for 1997 versus 1996 totaling $16,912 or 3.73%, while in the comparison of 1996 versus 1995, it reported the only decrease of $36,918, or 7.5%. One of the major factors for the decrease in other expense for 1996 versus 1995 is the reduction in the premium charge for FDIC insurance. For the first three months of 1995 the expense for this insurance was $99,207, compared to a 1996 three month expense figure of $488, and $6,064 for the first three months of 1997.

   All components of other operating expenses are monitored by management, however, a quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the bank. A review during the first quarter of 1997 revealed over-accruals in various expense accounts. Reversals to a few select accounts helped to decrease the overall operating expenses and increase net income.

APPLICABLE INCOME TAXES

   Income before taxes increased from $344,887 for the first quarter of 1995 to $607,369 for the first quarter of 1996, and to $694,916 for the first quarter of 1997, an increase of $262,482 or 76% for 1996 versus 1995, and an increase of $87,547 or 14.4% for 1997 versus 1996. As a result of this increase, provisions for income taxes for the first quarter of 1996 increased $97,803 compared to the same period for 1995, and increased $34,677 for the first quarter of 1997 compared to the first quarter of 1996, ending the three month period of 1997 at $174,828.

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

   Average earning assets grew by 1.2% in the first three months of 1997 as compared to the same period in 1996 to an average volume of $195.3 million. Loans, which totaled $145.4 million in 1997 and $136.6 million in 1996, comprised 74.5% and 70.8% respectively, of our earning assets with the average volume of loans increasing $8.8 million or 6.4% in the first three months of 1997, compared to the same period in 1996. On March 31, 1997, residential real estate mortgages made up 65% of our portfolio, commercial loans made up 22% and personal loans made up 13, compared to 66%, 22%, and 12% respectively in 1996.

   Taxable investments made up 19.3% of our average earning assets in the first three months of 1997 compared to 17.8% in 1996 to end the period at an average volume of $37.7 million.

   Tax-exempt investments of $10.6 million made up 5.4% of our average earning assets in the first three months of 1997, compared to $14.7 million or 7.6% in 1996.

   Federal funds sold, which had an average volume of $331,667, made up .17% of our earning assets in the first three months of 1997 and 3.14% in 1996. And ending the list of earning assets, other securities increased $17,041 making up .62% in 1997 as well as 1996.

   Historically, the Bank has funded its growth by steady increases in its core deposits. The Bank has no brokered deposits as mentioned earlier, nor does it rely on large certificates or other forms of volatile deposits to fund its growth in earning assets. As interest rates decline, there is a shift to savings and money market accounts, as customers await an opportunity to reinvest at higher rates. Conversely as rates increase, funds shift from savings and money market accounts to certificates of deposit to lock in higher yields. Currently, rates on CD's are slightly lower than they were last year at this time, and the Bank is experiencing a shift toward savings and money market accounts. Time deposits decreased approximately 2.9% to an average volume of $94.4 million, accounting for 56.3% of the total interest bearing accounts for the first quarter of 1997, compared to $97 million in average volume and 57.9% of total interest bearing accounts for the first quarter of 1996. Savings accounts increased 2.1% to an average volume of $32 million accounting for 19% of the total interest bearing accounts for the first quarter of 1997, compared to an average volume of $31.4 million and 22.3% of total interest bearing accounts for the first quarter of 1996. An increase of just over 3% is noted in NOW and money market funds with an average volume of approximately $40 million reported at the end of the first quarter of 1997 compared to $38.9 million at the end of the first quarter of 1996 with these volumes accounting for 24% and 23.2% respectively, of the total interest bearing liability accounts. Other borrowed funds accounts for .49% of total interest bearing liabilities for the first three months of 1997 while subordinated debentures ends the list and makes the least contribution with an average volume of $138,000 comprising .08% of total interest bearing liabilities.

CAPITAL RESOURCES

   The Corporation's stockholders' equity, which started the year at $19,111,355, was increased through earnings of $520,088 and sales of common stock of $231,258 through dividend reinvestment and debenture conversions.
It was decreased by dividends of $406,598, purchase of treasury stock of $4,792 and adjustment of $57,030 for valuation of allowance for securities to end the first quarter of 1997 at $19,394,281 with a book value of $13.21 per share. All stockholder's equity is unrestricted. Additionally, it is noted that the net unrealized gain on valuation allowance for securities has decreased. A review of this activity shows that as the maturity date of the investments gets closer, the market price becomes favorably better, therefore, material loss is greatly reduced.

   The Bank is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively. As of March 31, 1997, the Bank continued to maintain ratios far above the minimum requirements with reported ratios of approximately 19% for Tier I and 20% for Total Capital.

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

COMMUNITY BANCORP.



DATED:  May 13, 1997          By:/s/ Richard C. White
                              Richard C. White, President


DATED:  May 13, 1997          By:/s/ Stephen P. Marsh
                                	Stephen P. Marsh,
                                 Vice President & Treasurer