Form 10QSB
period 1997-06-30
COMMUNITY BANCORP /VT
filed 1997-07-30
CIK 718413

CONFORMED COPY

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                              FORM 10-QSB


               Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

                 For Six Months Ended June 30, 1997
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

At June 30, 1997, there were 1,512,678 shares issued of the Corporation's $2.50 par value common stock and 1,483,055 shares outstanding.

Total Pages - 21 Page


                 PART I.  FINANCIAL INFORMATION

                 Item 1.  Financial Statements

 COMMUNITY BANCORP. AND SUBSIDIARY
 Consolidated Statement of Condition
       ( Unaudited )                      June 30     December 31  June 30
                                          1997        1996         1996

Assets
 Cash and due from banks                    4,121,145   8,245,398    4,837,874
 Federal funds sold                                 0           0    1,125,000
   Total cash and cash equivalents          4,121,145   8,245,398    5,962,874
 Securities held-to-maturity (market value
  $38,072,403 at 6/30/97, $37,915,448 at
  12/31/96, and $49,231,423 at 6/30/96)    39,783,574  37,967,786   49,481,125
 Securities available-for-sale              9,066,625   9,037,113    6,015,550
 Loans                                    148,274,710 145,603,582  141,763,996
  Allowance for loan losses                (1,477,985) (1,401,042)  (1,464,293)
  Unearned net loan fees                     (878,980)   (904,303)    (895,923)
    Net loans                             145,917,745 143,298,237  139,403,780
 Bank premises and equipment, net           3,363,139   3,421,359    3,296,472
 Accrued interest receivable                1,640,389   1,538,637    1,777,622
 Other real estate owned, net                 862,321     662,544      841,467
 Other assets                               1,537,254   1,365,129    1,622,351
    Total assets                          206,292,192 205,536,203  208,401,241

Liabilities and Stockholders' Equity

Liabilities
 Deposits:
  Demand, non-interest bearing             18,578,559  18,098,323   17,934,874
  NOW and money market accounts            36,632,260  40,026,689   42,742,879
  Savings                                  32,449,124  31,879,729   32,576,703
  Time deposits, $100,000 and over         16,733,224  17,878,261   18,158,112
  Other time deposits                      76,377,176  75,971,474   78,165,840
    Total deposits                        180,770,343 183,854,476  189,578,408

 Short term borrowings                        938,000   1,600,000            0
 Borrowed funds                             4,065,000      65,000       65,000
 Accrued interest and other liabilities       551,701     735,372      368,250
 Subordinated convertible debentures          118,000     170,000      208,000
    Total liabilities                     186,443,044 186,424,848  190,219,658

Stockholders' Equity
 Common stock - $2.50 par value;
  2,000,000 shares authorized and
  1,512,678 shares issued at 6/30/97,
  1,412,493 issued at 12/31/96 and
  1,387,010 issued at 6/30/96               3,781,696   3,531,233    3,467,525
 Additional paid-in capital                 7,626,641   6,140,962    5,817,612
 Retained Earnings                          8,891,133   9,871,409    9,340,731
 Unrealized gain on securities
  available-for-sale, net of tax               (5,287)      7,963       (4,179)
 Less: treasury stock, at cost
  (29,623 shares at 6/30/97, 29,365 shares
  at 12/31/96 and 29,359 shares at 6/30/96)  (445,035)   (440,212)    (440,106)
    Total stockholders' equity             19,849,148  19,111,355   18,181,583

Total liabilities and stockholders' equity 206,292,192 205,536,203 208,401,241

COMMUNITY BANCORP. AND SUBSIDIARY
   Statement of Income
     ( Unaudited )

For The Second Quarter Ended June 30         1997        1996        1995

Interest income
 Interest and fees on loans                  3,454,297   3,331,846   3,055,752
 Interest and dividends on investments
   U.S. Treasury securities                    524,065     516,227     416,398
   U.S. Government agencies                     20,839      20,660      22,341
   States and political subdivisions           143,179     231,120     247,391
   Other securities                             17,625      16,597      16,608
 Interest on federal funds sold                 11,798      28,312      29,974
    Total interest income                    4,171,803   4,144,762   3,788,464

Interest expense
 Interest on deposits                        1,865,780   2,085,813   2,057,156
 Interest on other borrowed funds               54,837       2,124       3,026
 Interest on subordinated debentures             3,140       6,251       7,530
    Total interest expense                   1,923,757   2,094,188   2,067,712

  Net interest income                        2,248,046   2,050,574   1,720,752
  Provision for loan losses                   (105,000)   (122,500)    (30,000)
  Net interest income after provision        2,143,046   1,928,074   1,690,752

Other operating income
 Trust department income                        22,621      24,874      23,511
 Service fees                                  176,173     163,395     143,511
 Security gains (losses)                             0      (1,928)          0
 Other                                         421,904     177,556     148,023
    Total other operating income               620,698     363,897     315,045

Other operating expenses
 Salaries and wages                            768,276     658,466     592,378
 Pension and other employee benefits           183,159     169,909     144,569
 Occupancy expenses, net                       309,910     297,559     229,039
 Other                                         670,777     504,515     528,792
    Total other operating expenses           1,932,122   1,630,449   1,494,778

Income before income taxes                     831,622     661,522     511,019
Applicable income taxes (credit)               219,983     148,667      93,396
    Net Income                                 611,639     512,855     417,623

Earnings per share on weighted average
    Primary                                       0.41        0.36        0.31
    Fully diluted                                 0.41        0.36        0.30
Weighted average number of common shares
 Used in computing earnings per share
    Primary                                  1,482,283   1,425,025   1,366,863
    Fully diluted                            1,498,878   1,453,345   1,411,112

Dividends per share                               0.28        0.26        0.24

All per share data restated to reflect a 5% stock dividend paid on February 1, 1997

COMMUNITY BANCORP. AND SUBSIDIARY
   Statement of Income
      ( Unaudited )

For the Six Months Ended June 30,            1997        1996        1995

Interest income
 Interest and fees on loans                  6,778,815   6,564,634   5,936,497
 Interest and dividends on investments
   U.S. Treasury securities                  1,058,564   1,007,963     813,994
   U.S. Government agencies                     41,566      31,483      28,208
   States and political subdivisions           281,784     427,490     490,950
   Other securities                             34,803      34,415      36,538
 Interest on federal funds sold                 16,740     110,913      76,043
    Total interest income                    8,212,272   8,176,898   7,382,230

Interest expense
 Interest on deposits                        3,747,654   4,170,636   4,006,209
 Interest on other borrowed funds               67,517       4,039       4,263
 Interest on subordinated debentures             6,423      11,651      17,963
    Total interest expense                   3,821,594   4,186,326   4,028,435

  Net interest income                        4,390,678   3,990,572   3,353,795
  Provision for loan losses                   (310,000)   (160,000)    (60,000)
  Net interest income after provision        4,080,678   3,830,572   3,293,795

Other operating income
 Trust department income                        44,670      51,076      45,331
 Service fees                                  338,559     274,464     277,605
 Security gains (losses)                             0      (1,928)          0
 Other                                         518,142     291,219     242,318
    Total other operating income               901,371     614,831     565,254

Other operating expenses
 Salaries and wages                          1,397,204   1,298,896   1,165,518
 Pension and other employee benefits           316,490     320,776     288,283
 Occupancy expenses, net                       600,479     598,676     514,983
 Other                                       1,141,338     958,164   1,034,359
    Total other operating expenses           3,455,511   3,176,512   3,003,143

  Income before income taxes                 1,526,538   1,268,891     855,906
  Applicable income taxes (credit)             394,811     288,817     135,744
    Net Income                               1,131,727     980,074     720,162

Earnings per share on weighted average
    Primary                                       0.77        0.69        0.53
    Fully diluted                                 0.76        0.68        0.52
Weighted average number of common shares
 Used in computing earnings per share
    Primary                                  1,474,631   1,418,390   1,355,712
    Fully diluted                            1,493,183   1,447,763   1,406,840

Book value per share on shares outstanding      $13.38      $12.75      $12.06

All per share data restated to reflect a 5% stock dividend paid on February 1, 1997

 COMMUNITY BANCORP. AND SUBSIDIARY
       Statement of Cash Flows
 For the Six Months Ended June 30,           1997        1996       1995

Reconciliation of net income to net cash
 provided by operating activities:
   Net Income                                 1,131,727     980,074    720,162
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                  188,341     187,396    129,497
  Provisions for possible loan losses           310,000     160,000     60,000
  Provisions for deferred taxes                  39,087      61,587     72,878
  Securities (gains) losses                           0       1,928          0
  Loss (gain) on sales of OREO                   (7,729)     (8,710)   (12,201)
  Subsequent writedowns on OREO                 129,446      12,320     30,000
  Amortization of bond premium                    9,591      36,882    246,962
  Increase (decrease) in taxes payable         (102,041)    (36,770)    33,866
  (Increase) decrease in interest receivable   (101,752)   (253,447)  (299,137)
  (Increase) decrease in other assets          (212,776)   (249,992)  (112,775)
  Increase (decrease) in unamortized loan fees  (25,323)    (12,808)   (24,337)
  Interest (decrease) in interest payable        15,834     (35,495)   (20,303)
  Increase (decrease) in accrued expenses       (70,879)   (175,893)   (77,749)
  Increase (decrease) in other liabilities      (18,195)     41,347     31,189
    Net cash provided by operating activities 1,285,331     708,419    778,052

Cash Flows from investing activities:
  Investments - held to maturity
    Sales and maturities                      2,599,612   4,206,448  4,467,137
    Purchases                                (4,437,879)(21,093,137)(8,195,731)
  Investments - available for sale
    Sales and maturities                              0   8,000,000  3,000,000
    Purchases                                   (36,700)    (23,300)(4,078,200)
  Investment in limited partnership                   0           0        564
  Increase in Loans, Net of Payments         (3,449,102) (5,131,819)(1,251,753)
  Capital Expenditures                         (130,121)   (220,702)   (97,235)
  Recoveries of loans charged off                73,585      48,088     98,540
  Costs Incurred in Acquiring OREO                    0           0          0
  Proceeds from sales of OREO                   149,838     261,264    116,365
    Net Cash Used in Investing Activities    (5,230,767)(13,953,158)(5,940,313)

Cash Flows from Financing Activities:
  Net increase in demand deposits,
   NOW, money market accounts                (2,344,798) 11,630,808 (3,107,171)
  Net increase in certificates of deposit      (739,335)   (935,922) 5,797,665
  Net increase (decrease) in other
   borrowed funds                             3,338,000           0  1,914,000
  Payments to acquire treasury stock             (4,822)        (82)    (4,237)
  Dividends paid                               (427,862)   (381,146)  (330,536)
   Net cash provided by financing activities   (178,817) 10,313,658  4,269,721
   Net increase in cash and cash equivalents (4,124,253) (2,931,081)  (892,540)
    Cash and cash equivalents:
         Beginning                            8,245,398   8,893,955  7,392,717
         Ending                               4,121,145   5,962,874  6,500,177

Supplemental Schedule of Cash Paid During the Year
  Interest paid                               1,907,923   4,210,170  4,048,738
  Income Taxes Paid                             457,765     264,000     29,000

Supplemental schedule of noncash investing
 and financing activities:
    Net change in securities valuation         ($20,076)   ($82,849)  $594,839
    OREO acquired in settlements of loans      $614,108    $384,779   $297,546
    Debentures converted to common stock        $52,000     $57,000   $235,000
    5% Stock dividend at market value        $1,294,006          $0 $1,019,716

Dividends paid
  Dividends payable                            $817,997    $695,906   $611,952
  Dividends reinvested                        ($390,135)  ($314,760) ($281,416)
                                               $427,862    $381,146   $330,536

                     AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information:  average earning assets
(including non-accrual loans)and average interest bearing liabilities supporting earning assets and interest income and interest expense as a rate/yield for the first six months of 1997 and 1996.

                                1997                           1996
                      Average     Income/    Rate/  Average     Income/   Rate/
                      Balance     Expense    Yield  Balance     Expense   Yield
EARNING ASSETS

Loans (gross)         146,254,287 6,778,815  9.35%  138,117,879 6,564,634 9.56%
Taxable Investment
 Securities            37,211,050 1,100,130  5.96%   35,696,926 1,039,446 5.86%
Tax-Exempt Investment
 Securities (1)        10,696,718   420,555  7.93%   16,249,828   641,445 7.94%
Federal Funds Sold        667,624    16,740  5.06%    4,118,544   110,913 5.42%
Other Securities (2)    1,232,345    39,021  6.39%    1,204,964    38,551 6.43%

     TOTAL            196,062,024 8,355,261  8.60%  195,388,141 8,394,989 8.64%

INTEREST BEARING LIABILITIES

Savings Deposits       32,089,159   436,737  2.74%   31,990,661   478,024 3.00%
NOW & Money
Market Funds           38,988,639   690,185  3.57%   40,403,300   774,027 3.85%
Time Deposits          94,073,070 2,620,731  5.62%   97,097,086 2,918,585 6.04%
Other Borrowed Funds    2,371,452    67,517  5.74%       95,233     3,214 6.79%
Subordinated Debentures   133,000     6,423  9.74%      237,000    11,651 9.89%

    TOTAL             167,655,320 3,821,593  4.60%  169,823,280 4,185,501 4.96%

Net Interest Income               4,533,668                     4,209,488
Net Interest Spread(3)                       4.00%                        3.68%
Interest Differential(4)                     4.66%                        4.34%

<F01> Income on investment securities of state and political subdivisions is stated on a fully taxable basis (assuming a 34 percent tax rate).
<F02> Included in other securities are taxable industrial development bonds
      (VIDA), with income of approximately $4,218 for 1997 and $4,136 for 1996.
<F03> Net interest Spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
<F04> Interest differential is net interest income divided by average earning assets.

                   CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income for the first six month of 1997 and 1996 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.
                                        Variance   Variance
    RATE / VOLUME                       Due        Due           Total
                                        Rate(1)    Volume(1)     Variance

INCOME EARNING ASSETS

    Loans                              (172,536)    386,717       214,181
    Taxable Investment Securities        16,595      44,089        60,684
    Tax-Exempt Investment Securities(2)  (2,562)   (218,328)     (220,890)
    Federal Funds Sold                   (7,645)    (86,528)      (94,173)
    Other Securities                       (406)        876           470

         Total Interest Earnings       (166,554)    126,826       (39,728)

INTEREST BEARING LIABILITIES

    Savings Deposits                    (42,759)      1,472       (41,287)
    NOW & Money Market Funds            (58,799)    (25,043)      (83,842)
    Time Deposits                      (213,610)    (84,244)     (297,854)
    Other Borrowed Funds                (12,517)     76,820        64,303
    Subordinated Debenture                 (206)     (5,022)       (5,228)

         Total Interest Expense        (327,891)    (36,017)     (363,908)

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

                             COMMUNITY BANCORP.


PRIMARY EARNINGS PER SHARE

For The Second Quarter Ended June 30         1997       1996       1995

Net Income                                     611,639    512,855    417,623
Average Number of Common Shares Outstanding  1,482,283  1,425,025  1,366,863
Earnings Per Common Share                         0.41       0.36       0.31

For The Six Months Ended June 30             1997       1996       1995

Net Income                                   1,131,727    980,074    720,162
Average Number of Common Shares Outstanding  1,474,631  1,418,390  1,355,712
Earnings Per Common Share                         0.77       0.69       0.53

                             COMMUNITY BANCORP.


FULLY DILUTED EARNINGS PER SHARE

For The Second Quarter Ended June 30         1997       1996       1995

Net Income                                     611,639    512,855    417,623
Adjustments to Net Income (Assuming Conversion
 of Subordinated Convertible Debentures)         2,072      4,126      4,969
    Adjusted Net Income                        613,711    516,981    422,592

Average Number of Common Shares Outstanding  1,482,283  1,425,025  1,366,863
Increase in Shares (Assuming Conversion of
  Convertible Debentures)                       16,596     28,320     44,249
Average Number of Common Shares Outstanding
    (Fully Diluted)                          1,498,879  1,453,345  1,411,112
Earnings Per Common Share Assuming
 Full Dilution                                    0.41       0.36       0.30

For The Six Months Ended June 30             1997       1996       1995

Net Income                                   1,131,727    980,074    720,162
Adjustments to Net Income (Assuming Conversion
  of Subordinated Convertible Debentures)        4,239      7,689     11,855
    Adjusted Net Income                      1,135,966    987,763    732,017

Average Number of Common Shares Outstanding  1,474,631  1,418,390  1,355,712
Increase in Shares (Assuming Conversion of
 Convertible Debentures)                        18,552     29,373     51,128
Average Number of Common Shares Outstanding
    (Fully Diluted)                          1,493,183  1,447,763  1,406,840

Earnings Per Common Share Assuming
 Full Dilution                                    0.76       0.68       0.52


                                  PART I.

                                  Item 2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       THE RESULTS OF OPERATIONS

                  For the Six Months Ended June 30, 1997


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


LIQUIDITY

   Liquidity management refers to the ability of Community National Bank to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Our time deposits greater than $100,000 decreased $1.4 million or 7.9% for the first six months of 1997 compared to 1996 to a balance of $16.7 million. Other time deposits decreased from $78.2 million at the end of the first six months of 1996 to $76.4 million at the end of the first six months of 1997, a decrease of $1.8 million or 2.29%. A review of these deposits, primarily the time deposits over $100,000 indicates that they are primarily generated locally and regionally and are established customers of the Bank. The Bank has no brokered deposits. All other interest bearing deposit accounts in total decreased 8.3% to end the six month comparison period at $69.1 million for 1997 compared to $75.3 million for 1996. Our gross loan portfolio increased from $141.7 million for the first six months of 1996 to $148.3 million for the first six months of 1997 or 4.6%. Of this total portfolio of $148.3 million, $80.3 million are scheduled to reprice or mature within one year, compared to $78.3 million a year ago. Federal funds were purchased at the end of the first six months of 1997 totaling $938 thousand compared to a sale of $1.1 million for the same time period a year ago. At the end of the first six months of 1997, the Bank held in it's investment portfolio treasuries classified as "Available-for-Sale" at a market price of almost $8 million, compared to $6.1 million for the same period in 1996. In terms of liquidity, these securities are considered short term, thereby increasing the portfolio of liquid assets. The remaining portfolio of available-for-sale investments of almost $1.1 million are made up of equity securities the Bank is required to maintain in the form of Federal Home Loan Bank of Boston (FHLB) and Federal Reserve stock. The Bank also has access to a total of almost $137 million in liquid assets consisting of two credit lines with a total available of $6.1 million, and approximately $101 million of borrowing capacity through FHLB. Of this total, approximately $4.9 million is currently advanced against our credit lines at FHLB. Included in the $137 million are securities classified as "Held-to-Maturity" with a book value of $29.8 million, of which $4 million are pledged, netting a balance of $24.8 million, with a net market value of $24.7 million.


RESULTS OF OPERATIONS

   Net income for the second quarter ended June 30, 1997 was $611,639, representing an increase of 19.3% and 46.5% respectively, over the net income figures of $512,855 for the second quarter ended June 30, 1996, and $417,623 for the same period ended in 1995. The results of this are primary earnings per share of $0.41 for the second quarter of 1997 versus $0.36 for the second quarter of 1996, and $0.31 for the second quarter of 1995, and fully diluted earnings per share of $0.41, $0.36, and $0.30 respectively. The second quarter of 1997 was more profitable compared to the same period in 1996 due in part to a decrease in interest paid on deposit accounts, and a gain on the sale of inventory associated with an OREO property. The Board of Directors declared a cash dividend of $0.28 per share payable on May 1, 1997, to shareholders of record as of April 15, 1997. This represents a 7.7% increase over last years quarterly dividends of $0.26 per share. Net income for the first six months of 1997 was $1.13 million compared to $980,074 for the first six months of 1996, and $720,162 for the same period in 1995, representing an increase of 15.5% for 1997 versus 1996, and an increase of 36% for 1996 versus 1995. The 36% increase is due primarily to a decrease in the expense for FDIC insurance from 1995 to 1996. Primary earnings per share for the first six months were $0.77 for 1997, $0.69 for 1996, and $0.53 for 1995, and fully diluted earnings per share were reported at $0.76, $0.68, and $0.52, respectively.

   Net interest income, the difference between interest income and expense, represents the largest portion of the Bank's earnings, and is affected by the volume, mix, rate sensitivity of earning assets as well as interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets.

   Net interest income for the second quarter comparison periods started at $1.72 million for 1995 and increased to $2.05 million for 1996, and then increased to almost $2.25 million for 1997, resulting in an increase of 19.17% for 1996 versus 1995, and 9.63% for 1997 versus 1996. Total interest income for the second quarter of 1997 increased slightly compared to 1996, with an increase of $27,041 or
 .65% while interest income increased by $356,298 or 9.4% for the second quarter of 1996 compared to 1995. Interest expense decreased for the second quarter of 1997 compared to the second quarter of 1996 by $170,431 or 8.14% while an increase of $26,476 or 1.28% was
recognized for 1996 versus 1995.   Net interest income for the first
six months started at $3.4 million for 1995 and increased 19% to just under $4 million for 1996, and ended the first six months of 1997 at $4.4 million, an increase of $400,106 or 10%. Total interest income for the first six months increased $794,668 or 10.7% for 1996 versus 1995, while only a modest increase of $35,374 or .43% is noted for 1997 versus 1996. Total interest expense increased $157,891 or 3.9% for the first six months of 1996 compared to 1995 while a decrease of $364,732 or 8.7% is noted for the first six months of 1997 versus 1996. This decrease for 1997 versus 1996 was a contributing factor to the favorable increase in net income. A review of the six month figures for interest earned on loans, the major source of interest income, reveals an increase of 3.3% for 1997 compared to 1996 and an increase of 10.6% for 1996 compared to 1995, while interest paid on deposits, the major source of interest expense, shows a decrease of 10.2% and an increase of 4.1%, respectively. The result is a tax equivalent spread for the first six months equaling 4% for 1997, versus 3.7% for 1996 and 3.3% for 1995.

   The following paragraphs are comparisons of average balances and the respective average yield. Reference can be made to the tables labeled "Average Balances and Interest Rates" and "Changes in Interest Income and Interest Expense" for a more detailed look at these variances. Keep in mind that income on tax exempt securities is stated at the tax equivalent yield, therefore, for these two tables the interest figures presented for these securities are higher than those presented on the consolidated statement of income for the six months ended 1997, 1996, and 1995.


   The average volume of loans increased by $8.1 million or 5.9%, while the yield on those loans decreased from 9.56% for the first six months of 1996 to 9.35% for the first six months of 1997, a decrease of 21 basis points. Income from loans for the first six months of 1997 increased to $6.78 million or by 3.26% compared to $6.56 million for the same period in 1996.

   The average volume of taxable investments increased to $37.2 million or by 4.24%, and the yield on these investments for the first six months of 1997 rose by 10 basis points to end the six month comparison period at 5.96% versus 5.86% a year ago. Of this total taxable investment of $37.2 million, approximately $8 million are investments classified as available-for-sale, with the remaining $29.2 million classified as held-to-maturity. Income for the first six months increased in 1997 compared to 1996 by $60,684 to a reported income figure of $1.1 million versus $1.04 million a year ago.

   A decrease is noted in the average volume of tax-exempt investments reported at $16.2 million for the first six months of 1996 versus $10.7 million for the same period in 1997, a decrease of 34.2%. All of these investments are classified as held-to-maturity. Income on these investments decreased as well from $641,445 to $420,555 for the first six months of 1996 and 1997 respectively. The tax equivalent yield for the first six months of 1997 decreased 1 basis point to a reported 7.93% compared to 7.94% for the same period in 1996.

   Other securities ended the six month period in 1997 at an average volume of $1.23 million, resulting in a 2.27% increase compared to the same period last year. Of this total, almost $1.1 million are equity securities and, under the guidelines, are classified as available-for-sale with the remaining $150 thousand classified as held-to-maturity. Income increased slightly for 1997 compared to 1996, with reported figures of $39,021 and $38,551, respectively.

   The Bank currently has no investments classified as trading securities, and due to the guidelines of its investment policy, does not intend to carry any of these securities. The yield on treasuries remains above the yield on other short term investments such as federal funds, therefore, the Bank continues to invest more in these higher yielding treasuries.

   The average volume of federal funds sold decreased from $4.1 million to $667,624 for the comparison periods, a decrease of 84%. Interest income on federal funds sold followed suit decreasing to $16,740 with an average yield of 5.06% for the first six months of 1997, compared to income of $110,913 with an average yield of 5.42% for the first six months of 1996, a decrease in income of 85%, with a decrease in yield of 36 basis points.

   In total, our average earning assets increased to $196 million or by .34% during the first six months of 1997, compared to the same period in 1996, while the average yield on those earning assets decreased by 7 basis points to end the six month period in 1997 at 8.59% compared to 8.66% for the same period last year.

   An increase of $98,498 is noted in the average volume of savings deposits with reported first six months ending figures of $32.1 million for 1997 versus just under $32 million for 1996. Interest expense associated with savings accounts decreased from $478,024 for the first six months of 1996 to $436,737 for the same period in 1997 due to a 25 basis points decrease in the rate paid on these deposits.

   A decrease of $1.5 million is reported in the average volume of NOW & money market funds, which ended the first six months of 1996 at an average volume of $40.4 million compared to an average volume as of June 30, 1997 of $38.9 million. Interest expense on these funds decreased to $690,185 with an average yield of 3.57% for the first six months of 1997 compared to $774,027 with an average yield of 3.85% for the first six months of 1996.

   The average volume of time deposits decreased from $97.1 million for the first six months of 1996 to $94.07 million for the same time period in 1997, a decrease of $3.03 million or 3.11%. Interest expense on time deposits decreased to $2.6 million with an average yield of 5.62% for the first six months of 1997, compared to $2.9 million with an average yield of 6.04% for the same time period in 1996, a decrease of $297,854 or 10.2%.

   Other borrowed funds increased to an average volume of $2.4 million with an average yield of 5.74%, resulting in an increase in volume of $2.3 million with a decrease in yield of 105 basis points.

   Subordinated debentures continued to decrease in the first half of 1997 to end the six month period at an average volume of $133,000 with a yield of 9.74%. Redemption activity was more frequent for the 9% debentures compared to the 11% debentures for the calendar years
1994 - 1996, but because the redemption period for the 11% debentures has now begun, an increase in redemption activity is noted for these debentures as well. The redemption period refers to the period of time prior to maturity in which the redemption price is greater. The redemption period for the 9% debentures is now in its final phase.
The redemption prices and time periods for the respective debentures are as follows:

     11% Debentures
       	August 1, 1996 - July 31, 1998	 104%
       	August 1, 1998 - July 31, 2000	 103%
       	August 1, 2000 - July 31, 2002	 102%
        August 1, 2002 - July 31, 2004	 101%
      9% Debentures
        August 1, 1996 - July 31, 1998	 101%

   In summary, the tax equivalent net interest income increased from $4.2 million for the first six months of 1996 to $4.5 million for the first six months of 1997, an increase of 7.7%. The net interest spread as defined on the "Average Balances and Interest Rates" report, was 4.0% for the first six months of 1997, compared to 3.69% for the same period in 1996. Although the yield on total interest bearing assets and interest bearing liabilities decreased from 1996 to 1997, the 4 basis point decrease in yield on assets is less compared to the 36 basis point decrease in the average rate paid on interest earning liabilities, thereby creating the 32 basis points increase in net interest spread.


ALLOWANCE FOR POSSIBLE LOSSES ON LOANS

   Management follows strict underwriting guidelines, and has established a thorough loan-by-loan review policy. These measures help to insure the adequacy of the loan loss coverage. A continuing review of the loan portfolio is conducted by the Executive Officers and the Board of Directors, which meets to discuss, among other matters, potential exposures. Factors considered are each borrower's financial condition, the industry or sector for the economy in which the borrower operates, and overall economic conditions. Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency. A variety of loans are reviewed periodically by an independent firm in order to assure accuracy and compliance with various policies and procedures set by the regulatory authorities. The Bank also employs a Loan Review and Compliance Officer whose duties include, among others, a review of the loan portfolio including delinquent and non-performing loans.

   Specific Allocations are made in situations management feels are at a greater risk for loss. A quarterly review of the Qualitative Factors, which among others are "Levels of, and Trends in, Delinquencies and Non-Accruals" and "National and Local Economic Trends and Conditions", helps to ensure that areas with potential risk are noted and coverage increased or decreased to reflect the trends in delinquencies and non-accruals. Residential first mortgage loans make up the largest part of the loan portfolio and have the lowest historical loss ratio which helps to alleviate the overall risk.

   The valuation allowance for loan losses of $1.48 million as of June 30, 1997 constitutes 1% of the total gross loan portfolio, compared to $1.46 million or 1.03% for the same period in 1996. In management's opinion, this is adequate and reasonable, particularly in view of the fact that as of June 30, 1997, $120.1 million of the total loan portfolio, or 81% consists of real estate mortgage loans; and of this total, $96.3 million or 65% constitute one to four family residential mortgage loans. Figures for the same period a year ago are $114.9 million in real estate mortgage loans, or 81.04%, with a one to four family mortgage loan portfolio of $91.6 million or 65%. This large loan volume together with the low historical loan loss experience help to support our basis for loan loss coverage. Furthermore, if the eligible loan portfolio base were reduced by the aggregate of the residential mortgage loan sector of the portfolio, the valuation allowance for loan losses of $1.48 million would constitute 2.84% of the eligible loans, compared to 2.92% a year ago. In management's opinion, a loan portfolio consisting of 81% in residential and commercial real estate secured mortgage loans is by far more stable and less vulnerable than a portfolio with a higher concentration of unsecured commercial and industrial loans or personal loans.

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

   Non-Performing assets for the bank are made up of three different types of loans, "90 Days or More Past Due", "Other Real Estate Owned"
(OREO), and "Non-Accruing Loans". Although an overall decrease of $148,401 or 21.7% is noted, a comparison of these non-performing assets for 1997 and 1996 reveals a decrease in non-accruing loans of $350,109 or 21.7%, and an increase of $20,854 or 24.8% in our OREO portfolio as well as an increase in loans 90 days or more past due of $180,854 or 67.9%. The portfolio of non-accruing loans which make up the biggest portion of the non-performing assets, consists of $1.12 million or 89.1% of real estate secured mortgage loans for the first six months of 1997 .

   Non-performing assets as of June 30, 1997 and 1996 were made up of the following:
                                                   1997          1996
 Non-Accruing loans                                $1,261,634    $1,611,743
 Loans past due 90 day or more and still accruing     447,088       266,234
 Other real estate owned                              862,321       841,467
     Total                                         $2,571,043    $2,719,444

   These totals of $2.6 million for 1997 and $2.7 million for 1996 equal 1.73% and 1.92%, respectively, of total gross loans, as well as 1.25% and 1.30%, respectively of total assets. As of June 30, 1997, our reserve coverage of non-performance loans was 58% versus 54% a year ago.

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

   Our current portfolio of other real estate owned totals $862,321.
Nine properties were obtained through the normal foreclosure process, and five properties were deeded "In lieu of foreclosure". All of our properties are located in Vermont and consist of the following; a condominium project and land in Jay; four commercial condominium units in Newport; three building lots in Irasburg; a single family residence in Island Pond; a mobile home with land in Newport Center;
two commercial buildings in Newport; and a vacation home in Jay and one in Morgan. The Bank is actively attempting to sell all of the other real estate owned, and expects no material loss on any of these properties. Currently, the bank has a purchase and sale contract on the vacation home in Morgan and the mobile home with land in Newport Center. Other real estate owned is by definition a non-earning asset, and as such has a negative impact on the Bank's earnings.

OTHER OPERATING INCOME AND EXPENSES

   Total other operating income for the second quarter of 1997 was $620,698 compared to $363,897 for the second quarter of 1996, and $315,045 for the second quarter of 1995, an increase of $256,801 or 70.6% for 1997 versus 1996, and $48,852 or 15.5% for 1996 versus 1995.
Other income reports the biggest increase for 1997 versus 1996 at a reported $244,348 increase. As mentioned earlier, the gain from the sale of inventory associated with an OREO property was recognized this quarter, contributing immensely to this increase. Service fees increased $12,778, or by 7.8% for 1997 versus 1996, and also increased for 1996 versus 1995 by $19,884 or 13.8%. The manner in which fees are assessed has been changed as mentioned earlier in this discussion, creating more non-interest income. Trust department income decreased 9% for the second quarter of 1997 compared to 1996, with only a slight increase of 5.8% for the second quarter of 1996 compared to 1995. Total other operating income for the first six months of 1997 ended at $901,371 compared to $614,831 for the same period in 1996, and $565,254 for 1995. The results are an increase of $286,540 or 46.6% for 1997 versus 1996, and an increase of $49,577 or 8.77% for 1996 versus 1995. Again, other income shows the biggest increase reported at $226,923 or 77.9% for 1997 versus 1996 and an increase of $48,901 or 20.2% for 1996 versus 1995. Trust department reported a decrease in the six month comparison figure for 1997 versus 1996 as well, with a figure of $44,670 for the first six months of 1997 compared to
$51,076 for the same period a year ago.   This decrease was the direct
result of the loss of a major trust customer during the beginning of 1997. An increase of $5,745, or 12.7% is noted for the first six months of 1996 compared to 1995.

   Total other operating expenses for the second quarter of 1997 was $1.9 million compared to $1.6 million for 1996, and $1.5 million for 1995 resulting in an increase of 18.5% for 1997 versus 1996, and 9.1% for 1996 versus 1995. Salaries, the largest portion of other operating expenses, showed an increase of $109,810, or 16.7% for 1997 versus 1996, and an increase of $66,088, or 11.2% for 1996 versus 1995. Other expenses reported the biggest increase for 1997 versus 1996 totaling $166,262 or 33%, while in the comparison of 1996 versus 1995, it reported the only decrease of $24,277, or 4.6%. A major factor for the increase for 1997 versus 1996 was a write-down of $119,000 on an OREO property.
One of the major factors for the decrease in other expense for 1996 versus 1995 is the reduction in the premium charge for FDIC insurance. Total operating expense for the six month comparison periods increased from just over $3 million for 1995 to $3.2 million for 1996 and then increased to $3.5 million for 1997, resulting in increases of 5.8% for 1995 versus 1996 and 8.8% for 1996 versus 1997. Other expense again topped the list of increases for 1997 versus 1996 because of the write-down mentioned above, and again decreased for the 1996 versus 1995 by a reported $76,195 or 7.4%, which again is a partial result from the reduction in expense for FDIC insurance. For the first six months of 1995 the expense for this insurance was $194,919, compared to a 1996 six month expense figure of $986, and a 1997 six month figure $12,303. Salaries reports the next biggest increase of $98,308 or 7.6% for the first six months of 1997 versus 1996, while it reported the biggest increase of $133,378 or 11.4% for the same comparison period of 1996 versus 1995. The number of full time equivalent employees increased from 110 at June 30, 1996 to 115 at June 30, 1997, supporting the increase in expenses for the periods, while timing differences in the payment of bonuses makes up part of the increase in expense for salaries from 1995 to 1996.

   All components of other operating expenses are monitored by management, however, a quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the bank.

APPLICABLE INCOME TAXES

   Income before taxes increased from $511,019 for the second quarter of 1995 to $661,522 for the second quarter of 1996, and to $831,622 for the second quarter of 1997, an increase of $150,503 or 29.5% for 1996 versus 1995, and an increase of $170,100 or 25.7% for 1997 versus 1996. As a result of this increase, provisions for income taxes for the second quarter of 1996 increased $55,271 compared to the same period for 1995, and increased $71,316 for the second quarter of 1997 compared to the second quarter of 1996, ending the second quarter period of 1997 at $219,983. Income before taxes for the first six months increased from $855,906 for 1995 to $1.3 million for 1996, and then increased to $1.5 million for the six months ended June 30, 1997, with income taxes calculated at $135,744, $288,817, and $394,811, respectively.

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

   Average earning assets grew by a modest .35% in the first six months of 1997 as compared to the same period in 1996 to an average volume of $196.1 million. Loans, which totaled $146.3 million in 1997 and $138.1 million in 1996, comprised 74.6% and 70.7% respectively, of our earning assets with the average volume of loans increasing $8.1 million or 5.9% in the first six months of 1997, compared to the same period in 1996. On June 30, 1997, residential real estate mortgages made up 65% of our portfolio, commercial loans made up 22% and personal loans made up 13%, compared to 65%, 23%, and 12% respectively, in 1996.

   Taxable investments made up 19% of our average earning assets in the first six months of 1997 compared to 18.3% in 1996 to end the period at an average volume of $37.2 million.

   Tax-exempt investments of $10.7 million made up 5.5% of our average earning assets in the first six months of 1997, compared to $16.2 million or 8.3% in 1996.

   Federal funds sold, which had an average volume of $667,624, made up .34% of our earning assets in the first six months of 1997, compared to an average volume of $4.1 million or 2.1% of earning assets for the same period in 1996. And ending the list of earning assets, other securities increased to $1.23 million making up .63% in 1997 compared to .62% in 1996.

   Historically, the Bank has funded its growth by steady increases in its core deposits. The Bank has no brokered deposits as mentioned earlier, nor does it rely on large certificates or other forms of volatile deposits to fund its growth in earning assets. As interest rates decline, there is a shift to savings and money market accounts, as customers await an opportunity to reinvest at higher rates. Conversely as rates increase, funds shift from savings and money market accounts to certificates of deposit to lock in higher yields. Currently, rates on CD's are slightly higher than they were last year at this time, and the Bank is experiencing a shift into these deposits. Time deposits decreased approximately 3% to an average volume of $94.1 million, accounting for 56.1% of the total interest bearing accounts for the first six months of 1997, compared to $97.1 million in average volume and 57.2% of total interest bearing accounts for the first six months of 1996. Savings accounts increased less than 1/2 percent to an average volume of $32.1 million accounting for 19% of the total interest bearing accounts for the first six months of 1997, compared to an average volume of $32 million and 18.8% of total interest bearing accounts for the first six months of 1996. A decrease of $1.5 million is noted in NOW and money market funds with an average volume of approximately $38.9 million reported at the end of the first six months of 1997 compared to $40.4 million at the end of the first six months of 1996 with these volumes accounting for 23.3% and 23.8% respectively, of the total interest bearing liability accounts. Other borrowed funds accounts for 1.4% of total interest bearing liabilities for the first six months of 1997 with an average volume of $2.4 million, while subordinated debentures ends the list and makes the least contribution with an average volume of $133,000 comprising .08% of total interest bearing liabilities.

CAPITAL RESOURCES

   The Corporation's stockholders' equity, which started the year at $19,111,355, was increased through earnings of $1,131,727 and sales of common stock of $442,135 through dividend reinvestment and debenture conversions. It was decreased by dividends of $817,997, purchase of treasury stock of $4,822 and adjustment of $13,250 for valuation of allowance for securities to end the first six months of 1997 at $19,849,148 with a book value of $13.38 per share. All stockholder's equity is unrestricted. Additionally, it is noted that the net unrealized gain on valuation allowance for securities has decreased since the beginning of the year. A review of this activity shows that as the maturity date of the investments gets closer, the market price becomes favorably better, therefore, material loss is greatly reduced.

   The Bank is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively. As of June 30, 1997, the Bank continued to maintain ratios far above the minimum requirements with reported ratios of approximately 19% for Tier I and 20% for Total Capital.

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

COMMUNITY BANCORP.



DATED:  July 28, 1997              By:/s/ Richard C. White
                                   ------------------------------
                                   Richard C. White, President


DATED:  July 28, 1997              By:/s/ Stephen P. Marsh
                                   -------------------------------
                                   Stephen P. Marsh,
                                   Vice President & Treasurer