Form 10QSB
period 1997-09-30
COMMUNITY BANCORP /VT
filed 1997-11-13
CIK 718413

CONFORMED COPY

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                         FORM 10-QSB


            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

            For Nine Months Ended September 30, 1997
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

At September 30, 1997, there were 1,526,218 shares of the Corporation's $2.50 par value common stock issued and 1,496,591 shares outstanding.

Total Pages - 21 Pages











                PART I.  FINANCIAL INFORMATION

                 Item 1.  Financial Statements

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statement of Condition
          ( Unaudited )                   September 30 December 31 September 30
                                          1997         1996        1996

Assets
 Cash and due from banks                    4,049,679    8,245,398   5,033,780
 Federal funds sold                         3,150,000            0   7,875,000
    Total cash and cash equivalents         7,199,679    8,245,398  12,908,780
 Securities held-to-maturity (market value
  $43,534,023 at 9/30/97, $37,915,448 at
   12/31/96, and $41,541,002 at 9/30/96)   43,533,982   37,967,786  41,721,046
 Securities available-for-sale, at
  market value                              9,124,125    9,037,113   5,023,675
 Loans                                    150,457,019  145,603,582 143,880,667
  Allowance for loan losses                (1,503,866)  (1,401,042) (1,397,299)
  Unearned net loan fees                     (868,862)    (904,303)   (902,644)
    Net loans                             148,084,291  143,298,237 141,580,724
 Bank premises and equipment, net           3,299,792    3,421,359   3,452,285
 Accrued interest receivable                1,624,601    1,538,637   1,569,683
 Other real estate owned, net               1,534,781      662,544     959,685
 Other assets                               1,714,468    1,365,129   1,543,419
    Total assets                          216,115,719  205,536,203 208,759,297

Liabilities and Stockholders' Equity

Liabilities
 Deposits:
  Demand, non-interest bearing             19,002,110   18,098,323  18,215,175
  NOW and money market accounts            39,573,997   40,026,689  42,424,302
  Savings                                  32,397,723   31,879,729  32,994,879
  Time deposits, $100,000 and over         17,312,258   17,878,261  18,554,320
  Other time deposits                      78,886,185   75,971,474  77,173,500
    Total deposits                        187,172,273  183,854,476 189,362,176

 Short term borrowings                              0    1,600,000           0
 Borrowed funds                             8,065,000       65,000      65,000
 Accrued interest and other liabilities       644,378      735,372     578,232
 Subordinated convertible debentures          105,000      170,000     201,000
    Total liabilities                     195,986,651  186,424,848 190,206,408

Stockholders' Equity
 Common stock - $2.50 par value;
  2,000,000 shares authorized and
  1,526,218 shares issued at 9/30/97,
  1,412,493 issued at 12/31/96 and
  1,398,638 issued at 9/30/96               3,815,546    3,531,233   3,496,596
 Additional paid-in capital                 7,803,294    6,140,962   5,968,568
 Retained earnings                          8,926,989    9,871,409   9,527,226
 Unrealized gain on securities
  available-for-sale, net of tax               28,339        7,963         681
 Less: treasury stock, at cost
  (29,627 shares at 9/30/97, 29,365 shares
  at 12/31/96 and 29,364 shares at 9/30/96)  (445,100)    (440,212)   (440,182)
    Total stockholders' equity             20,129,068   19,111,355  18,552,889

Total liabilities and stockholders' equity 216,115,719  205,536,203 208,759,297

COMMUNITY BANCORP. AND SUBSIDIARY
Statements of Income
   ( Unaudited )

For The Third Quarter Ended September       1997         1996        1995

Interest income
 Interest and fees on loans                 3,504,235    3,387,327   3,186,035
 Interest and dividends on investment
  securities
   U.S. Treasury securities                   509,578      469,933     416,722
   U.S. Government agencies                    21,192       25,443      21,975
   States and political subdivisions          173,647      185,496     250,205
   Other securities                            17,921       17,308      18,404
 Interest on federal funds sold                26,250       77,315      35,148
    Total interest income                   4,252,823    4,162,822   3,928,489

Interest expense
 Interest on deposits                       1,894,888    2,035,788   2,090,354
 Interest on other borrowed funds             101,016          410       2,574
 Interest on subordinated debentures            2,584        4,847       7,260
    Total interest expense                  1,998,488    2,041,045   2,100,188

    Net interest income                     2,254,335    2,121,777   1,828,301
Provision for loan losses                    (215,000)     (80,000)    (30,000)
Net interest income after provision         2,039,335    2,041,777   1,798,301

Other operating income
 Trust department income                       17,985       27,110      23,104
 Service fees                                 181,434      163,138     142,870
 Security gains (losses)                            0            0           0
 Other                                        141,124      131,951     114,579
    Total other operating income              340,543      322,199     280,553

Other operating expenses
 Salaries and wages                           728,382      681,742     562,241
 Pension and other employee benefits          203,274      181,774     181,654
 Occupancy expenses, net                      332,987      300,210     287,717
 Other                                        539,341      478,931     430,902
    Total other operating expenses          1,803,984    1,642,657   1,462,514

Income before income taxes                    575,894      721,319     616,340
Applicable income taxes (credit)              124,725      181,834     125,516
    Net Income                                451,169      539,485     490,824

Earnings per share on weighted average
    Primary                                      0.30         0.38        0.36
    Fully diluted                                0.30         0.37        0.35
Weighted average number of common shares
Used in computing earnings per share
    Primary                                 1,495,872    1,433,254   1,382,793
    Fully diluted                           1,510,040    1,460,730   1,420,873

Dividends per share                              0.28         0.26        0.24

All per share data restated to reflect a 5% stock dividend paid on February 1, 1997

COMMUNITY BANCORP. AND SUBSIDIARY
Statements of Income
   ( Unaudited )

For the Nine Months Ended September 30,    1997         1996        1995

Interest income
 Interest and fees on loans                10,283,050    9,951,961   9,122,532
 Interest and dividends on investment
  securities
   U.S. Treasury securities                 1,568,142    1,477,896   1,230,716
   U.S. Government agencies                    62,758       56,926      50,183
   States and political subdivisions          455,431      612,986     741,155
   Other securities                            52,724       51,723      54,942
 Interest on federal funds sold                42,990      188,228     111,191
    Total interest income                  12,465,095   12,339,720  11,310,719

Interest expense
 Interest on deposits                       5,642,542    6,206,424   6,096,563
 Interest on other borrowed funds             168,533        4,449       6,837
 Interest on subordinated debentures            9,007       16,499      25,223
    Total interest expense                  5,820,082    6,227,372   6,128,623

    Net interest income                     6,645,013    6,112,348   5,182,096
Provision for loan losses                    (525,000)    (240,000)    (90,000)
Net interest income after provision         6,120,013    5,872,348   5,092,096

Other operating income
 Trust department income                       62,655       78,186      68,435
 Service fees                                 519,993      437,602     420,475
 Security gains (losses)                            0       (1,928)          0
 Other                                        659,266      423,170     356,897
    Total other operating income            1,241,914      937,030     845,807

Other operating expenses
 Salaries and wages                         2,125,586    1,980,638   1,727,759
 Pension and other employee benefits          519,764      502,550     469,937
 Occupancy expenses, net                      933,466      898,886     802,700
 Other                                      1,680,679    1,437,095   1,465,261
    Total other operating expenses          5,259,495    4,819,169   4,465,657

Income before income taxes                  2,102,432    1,990,209   1,472,246
Applicable income taxes (credit)              519,536      470,651     261,260
    Net Income                              1,582,896    1,519,558   1,210,986

Earnings per share on weighted average
    Primary                                      1.07         1.07        0.89
    Fully diluted                                1.06         1.05        0.86
Weighted average number of common shares
Used in computing earnings per share
    Primary                                 1,481,763    1,423,381   1,364,838
    Fully diluted                           1,498,843    1,452,116   1,411,569

Book value per share on shares outstanding     $13.45       $12.90      $12.21

All per share data restated to reflect a 5% stock dividend paid on February 1, 1997

COMMUNITY BANCORP. AND SUBSIDIARY
     Statement of Cash Flows
For the Nine Months Ended September 30     1997        1996        1995

Reconciliation of net income to net cash
 provided by operating activities:
  Net Income                                 1,582,896   1,519,558   1,210,986
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                 299,171     287,860     229,041
  Provisions for possible loan losses          525,000     240,000      90,000
  Provisions for deferred taxes                 52,121     110,097      82,893
  Securities (gains) losses                          0       1,928           0
  Loss (gain) on sales of OREO                  (7,920)    (96,888)      2,921
  Subsequent writedowns on OREO                129,446      12,320      15,000
  Amortization of bond premium                  11,111      49,279     341,244
  Increase (decrease) in taxes payable        (230,350)    (46,446)     22,367
  (Increase) decrease in interest receivable   (85,964)    (45,508)   (207,661)
  (Increase) decrease in other assets         (415,755)   (162,524)   (112,619)
  Increase (decrease) in unamortized loan fees (35,441)     (6,087)    (15,926)
  Interest (decrease) in interest payable       77,213     (33,387)     15,179
  Increase (decrease) in accrued expenses       78,718      23,802      49,284
  Increase (decrease) in other liabilities     (13,059)     53,814      13,087
    Net cash provided by operating
     activities                              1,967,187   1,907,818   1,735,796

Cash Flows from investing activities:
  Investments - held to maturity
   Sales and maturities                      8,675,068  14,137,829  14,553,071
   Purchases                               (14,271,814)(23,277,597)(18,021,728)
  Investments - available for sale
   Sales and maturities                              0   9,000,000   6,500,000
   Purchases                                   (36,700)    (23,300) (4,078,200)
  Investment in limited partnership                282     (54,161)   (103,476)
  Increase in loans, net of payments        (6,613,086) (7,576,927) (3,017,541)
  Capital expenditures                        (177,604)   (476,979)   (420,188)
  Recoveries of loans charged off              108,837      73,484     130,211
  Proceeds from sales of OREO                  234,873     387,271     137,900
    Net cash used in investing activities  (12,080,144) (7,810,380) (4,319,951)

Cash Flows from Financing Activities:
  Net increase in demand deposits,
   NOW, money market accounts                  969,089  12,010,708  (7,179,342)
  Net increase in certificates of deposit    2,348,708  (1,532,054)  8,165,377
  Net increase in other borrowed funds       6,400,000           0           0
  Payments to acquire treasury stock            (4,888)       (159)     (4,286)
  Dividends paid                              (645,671)   (561,108)   (501,087)
    Net cash provided by financing
     activities                              9,067,238   9,917,387     480,662
    Net increase in cash and cash
     equivalents                            (1,045,719)  4,014,825  (2,103,493)
    Cash and cash equivalents:
      Beginning                              8,245,398   8,893,955   7,392,717
      Ending                                 7,199,679  12,908,780   5,289,224

Supplemental Schedule of Cash Paid During
 the Year
  Interest paid                              5,741,771   6,203,358   6,113,444
  Income Taxes Paid                            697,765     407,000     156,000

Supplemental schedule of noncash investing
 and financing activities:
  Net change in securities valuation           $30,873    ($75,485)   $627,285
  OREO acquired in settlements of loans     $1,438,812    $638,599    $431,138
  Debentures converted to common stock         $65,000     $64,000    $264,000
  5% Stock dividend at market value         $1,294,006          $0  $1,019,716

 Dividends paid
   Dividends payable                        $1,233,310  $1,048,895    $925,565
   Dividends reinvested                      ($587,639)  ($487,787)  ($424,478)
                                              $645,671    $561,108    $501,087

                      AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information:  average earning assets
(including non-accrual loans) and average interest bearing liabilities supporting earning assets; and interest income and interest expense as a rate/yield for the first nine months of 1997 and 1996.
                      1997                         1996
                      AVERAGE     INCOME     RATE/ AVERAGE     INCOME     RATE/
                      BALANCE     EXPENSE    YIELD BALANCE     EXPENSE    YIELD
EARNING ASSETS

 Loans (gross)        147,412,851 10,283,050 9.33% 139,676,073  9,951,961 9.52%
 Taxable Investment
  Securities           36,611,742  1,630,900 5.96%  35,042,332  1,534,822 5.85%
 Tax-Exempt Investment
  Securities(1)        11,785,508    680,453 7.72%  15,581,548    919,282 7.88%
 Federal Funds Sold       984,487     42,990 5.84%   4,896,752    188,228 5.13%
 Other Securities (2)   1,238,290     59,056 6.38%   1,207,758     57,983 6.41%

    TOTAL             198,032,878 12,696,449 8.56% 196,404,463 12,652,276 8.60%

INTEREST BEARING LIABILITIES

 Savings Deposits      32,215,343    662,346 2.75%  32,342,513    720,731 2.98%
 NOW & Money Market
  Funds                38,601,066  1,026,536 3.56%  40,971,704  1,167,274 3.81%
 Time Deposits         94,355,372  3,953,659 5.60%  96,601,732  4,318,418 5.97%
 Other Borrowed Funds   3,722,916    168,533 6.05%      86,089      4,449 6.90%
 Subordinated Debentures  127,000     10,10510.64%     224,000     16,499 9.84%

    TOTAL             169,021,697  5,821,179 4.60% 170,226,038  6,227,371 4.89%

 Net Interest Income               6,875,270                    6,424,905
 Net Interest Spread(3)                      3.96%                        3.71%
 Interest Differential(4)                    4.64%                        4.37%

<F01>Income on investment securities of state and political subdivisions is stated on a fully tax equivalent basis (assuming a 34 percent tax rate).
<F02>Included in other securities are taxable industrial development bonds
     (VIDA), with income of approximately $6,332 for 1997 and $6,260 for 1996.
<F03>Net interest spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
<F04>Interest differential is net interest income divided by average earning assets.

                  CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income for the first nine months of 1997 and 1996 resulting from volume changes in assets and liabilities; and fluctuations in rates earned and paid.
                                               1997 compared to 1996
     RATE / VOLUME                     VARIANCE    VARIANCE
                                       DUE TO      DUE TO        TOTAL
                                       RATE(1)     VOLUME(1)     VARIANCE

EARNING ASSETS

    Loans                              (220,159)    551,248       331,089
    Taxable Investment Securities        27,339      68,739        96,078
    Tax-Exempt Investment Securities(2) (19,659)   (219,170)     (238,829)
    Federal Funds Sold                   25,600    (170,838)     (145,238)
    Other Securities                       (393)      1,466         1,073

         Total Interest Earnings       (187,272)    231,445        44,173

INTEREST BEARING LIABILITIES

    Savings Deposits                    (55,770)     (2,615)      (58,385)
    NOW & Money Market Funds            (77,695)    (63,043)     (140,738)
    Time Deposits                      (270,632)    (94,127)     (364,759)
    Other Borrowed Funds                (23,864)    187,948       164,084
    Subordinated Debentures               1,324      (7,718)       (6,394)

         Total Interest Expense        (426,637)     20,445      (406,192)

<F01>Items which have shown a year-to-year increase in volume have variances allocated as follows:
             Variance due to rate = Change in rate x new volume
             Variance due to volume = Change in volume x old rate

     Items which have shown a year-to-year decrease in volume have variances allocated as follows:
             Variance due to rate = Change in rate x old volume
             Variances due to volume = Change in volume x new rate

<F02>Income on tax-exempt securities is stated on a fully tax equivalent basis.
     The assumed rate is 34%.

                             COMMUNITY BANCORP.


     PRIMARY EARNINGS PER SHARE

For The Third Quarter Ended September 30,       1997       1996       1995

Net Income                                        451,169    539,485    490,827
Average Number of Common Shares Outstanding.    1,495,872  1,433,254  1,382,793
Earnings Per Common Share                            0.30       0.38       0.36

For The Nine Months Ended September 30,         1997       1996       1995

Net Income                                      1,582,896  1,519,558  1,210,986
Average Number of Common Shares Outstanding.    1,481,763  1,423,381  1,364,838
Earnings Per Common Share                            1.07       1.07       0.89

                             COMMUNITY BANCORP.


     FULLY DILUTED EARNINGS PER SHARE

For The Third Quarter Ended September 30,       1997       1996       1995

Net Income                                        451,169    539,485    490,827
Adjustments to Net Income (Assuming Conversion
 of Subordinated Convertible Debentures).           1,705      3,199      4,792
    Adjusted Net Income                           452,874    542,684    495,619
Average Number of Common Shares Outstanding.    1,495,872  1,433,254  1,382,793
Increase in Shares (Assuming Conversion of
 Convertible Debentures).                          14,168     27,476     38,080
Average Number of Common Shares Outstanding
    (Fully Diluted).                            1,510,040  1,460,730  1,420,873
Earnings Per Common Share Assuming Full Dilution.    0.30       0.37       0.35

For The Nine Months Ended September 30,         1997       1996       1995

Net Income                                      1,582,896  1,519,558  1,210,986
Adjustments to Net Income (Assuming Conversion
 of Subordinated Convertible Debentures).           5,610     10,889     16,647
    Adjusted Net Income                         1,588,506  1,530,447  1,227,633
Average Number of Common Shares Outstanding.    1,481,763  1,423,381  1,364,838
Increase in Shares (Assuming Conversion of
 Convertible Debentures).                          17,080     28,735     46,731
Average Number of Common Shares Outstanding
    (Fully Diluted).                            1,498,843  1,452,116  1,411,569
Earnings Per Common Share Assuming Full Dilution.    1.06       1.05       0.86

                           PART I.

                           Item 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               THE RESULTS OF OPERATIONS

           Nine Months Ended September 30, 1997

  Community Bancorp. is a one-bank holding company whose only subsidiary is Community National Bank. The Bank's main office is located in Derby, with branch offices located in Newport, Troy, Derby Line, Barton, Island Pond, and St. Johnsbury. All these offices are located in Orleans County with the exception of the Island Pond and St. Johnsbury office, which are located in Essex County and Caledonia County, respectively. Management felt that the addition of the St. Johnsbury branch office, which opened for business in June of 1995, would increase our servicing area to cover three counties in the Northeast Kingdom. The new branch office has also helped to increase our asset size favorably over the last two years. A more detailed discussion of this growth follows in the section labeled "Financial Condition". The St. Johnsbury office is the Bank's only branch office open seven days a week, all other offices are open Monday through Saturday. Since this office is located in the same building as a supermarket that is open 24 hours a day, seven days a week, extended hours at the bank were deemed necessary to accommodate shoppers.

  While most of the financial statements preceding this narrative reflect consolidated figures, the following discussion refers primarily to the Bank's operations, as most of the Bancorp's business is conducted through the bank. Many of the comparisons throughout the following paragraphs refer to the preceding tables for a visual comparison of the figures and percentages disclosed.

LIQUIDITY

  Liquidity management refers to the ability of Community National Bank to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Our time deposits greater than $100,000 decreased from $18.55 million for the first nine months of 1996 to $17.31 million for the first nine months of 1997, a decrease of 6.7%. Other time deposits increased from $77.2 million at the end of the first nine months of 1996 to $78.9 million at the end of the first nine months of 1997, an increase of 2.2%. A review of these deposits, primarily the time deposits over $100,000 indicates that any growth is notably generated locally and regionally, and are established customers of the Bank. The Bank has no brokered deposits. Now and money market accounts decreased from $42.4 million for the first nine months of 1996 to $39.6 million at the end of the first nine months of 1997, a decrease of almost $3 million or 6.7%. Savings accounts decreased 1.8% to end the nine month comparison period at $32.4 million for 1997 compared to $33 million for 1996. Our gross loan port-folio increased $6.6 million from $143.9 at the end of the first nine months of 1996 to $150.5 million for the same period in 1997 or by 4.6%. Of this total portfolio of $150.5 million, $81.3 million are scheduled to reprice or mature within one year compared to $78.7 million a year ago. At the end of the first nine months of 1997, the Bank reported investments of "Available for Sale" securities at a market price of just over $9 million, compared to just over $5 million for the same period in 1996. The book value of securities classified as "Held to Maturity" increased to $43.5 million for the first nine months of 1997 from $41.7 million for the same comparison period in 1996, an increase of $1.8 million or 4.4%.

RESULTS OF OPERATION

  Net income for the third quarter ended September 30, 1997 was $451 thousand, representing a decrease of 16.4% compared to a net income of $539 thousand for the third quarter ended September 30, 1996. The results of this are primary earnings per share of $0.30 for the third quarter of 1997 compared to $0.38 for the third quarter of 1996, and fully diluted earnings per share of $0.30 and $0.37, respectively. Net income for the first nine months of 1997 was $1.58 million compared to $1.52 million a year ago, an increase of 4.2%. As a result, primary earnings per share of $1.07 were reported for 1997 and 1996, and fully diluted earnings per share ended the nine month period at $1.06 for 1997 and $1.05 for 1996.

  A 5% stock dividend was declared on January 10, 1997, payable February 1, 1997 to shareholders of record on January 15, 1997. As a result of this, all 1996 and 1995 per share data has been restated to reflect the 5% stock dividend. A cash dividend of $0.28 per share was declared in each of the first three quarters of 1997, compared to cash dividends for the same comparison periods last year of $0.26 per share, per quarter. The most recent 1997 cash dividend reported was payable on August 1, 1997 to shareholders of record as of July 15, 1997.

  Net interest income, the difference between interest income and interest expense, represents the largest portion of the Bank's earnings, and is affected by the volume, mix and interest rate sensitivity of earning assets versus interest bearing liabilities.

  Net interest income for the third quarter of 1997 increased to $2.3 million from $2.1 million in 1996, and $1.8 million in 1995 resulting in increases of 6.3% for 1997 versus 1996, and 16% for 1996 versus 1995. Net interest income for the first nine months increased from $5.2 million for 1995 to $6.1 million for 1996, and ended the first nine months of 1997 at $6.6 million, tallying increases of 18% and 8.7%, respectively, for 1995 versus 1996, and 1996 versus 1997. Interest income increased by $234 thousand or 6% for the third quarter of 1996 versus 1995 and by $90 thousand or 2.2% for the third quarter of 1997 versus 1996, from $3.93 million in 1995 to $4.16 million in 1996 to $4.25 million in 1997. Interest income for the first nine months of 1997 increased to $12.47 million compared to $12.34 million in 1996 and $11.31 million for the first nine months of 1995, an increase of $125 thousand or just over 1% for 1997 versus 1996, and an increase of just over $1 million or 9.1% for 1996 versus 1995. Interest expense decreased $43 thousand or 2.09% for the third quarter of 1997 versus 1996 and decreased $59 thousand or 2.8% for the third quarter of 1996 versus 1995. A decrease in interest expense of $407 thousand or 6.5% is noted in the first nine months of 1997 compared to interest expense for the same period a year ago, while an increase of 1.6% is noted for the nine month periods of 1996 versus 1995. A supporting factor for the increase in net interest income in all comparison periods is supplied through a review of the interest earned on loans, the major source of interest income, and the interest paid on deposits, the major source of interest expense. The figures for 1997 versus 1996 show an increase in interest on loans of 3.3% and a decrease in interest paid on deposits of 9.1%, while the figures for 1996 versus 1995 reveal an increase of 9.1% in interest earned on loans versus a 1.8% increase in interest paid on deposits.

  The following paragraphs are comparisons of average balances and the respective average yield for interest earning assets and interest bearing liabilities. Figures for these comparisons were obtained from the table labeled "Average Balances and Interest Rates", which can be found in the preceding section. Income on tax-exempt securities is stated on a fully tax equivalent basis on this table, therefore, figures presented are higher than those presented in the Statement of Income included with the financial statements.

  Income from loans for the first nine months of 1997 increased to $10.3 million or by 3.3% compared to $9.9 million for the same period in 1996. The average volume of loans increased 5.5% or by $7.7 million, while the yield on those loans decreased from 9.52% for the first nine months of 1996 to 9.33% for the first nine months of 1997, a decrease of 19 basis points.

  The average volume of taxable investments increased to $36.6 million or by 4.5%, and the yield on these investments for the first nine months of 1997 rose by 11 basis points, from a yield of 5.85% in 1996 to 5.96% in 1997. Of the total taxable investments, approximately $8 million are investments classified as available for sale, with the remaining $28.6 million classified as held to maturity. A decrease is noted in the average volume of tax exempt investments from $15.6 million for the first nine months of 1996 to $11.8 million for the same period in 1997, a decrease of 24.4%. The tax equivalent yield decreased accordingly from 7.88% to 7.72%, or by 16 basis points for the comparison period. All of these investments are classified as held to maturity.

  Other securities ended the nine month period in 1997 at an average volume of $1.24 million, resulting in an increase of 2.5% compared to the same period last year while the yield decreased by 3 basis points from 6.41% for the first nine months of 1996 to 6.38% for the same period in 1997. Of this total, almost $1.1 million are equity securities, and under the guidelines, are classified as available for sale, with the remaining $150 thousand classified as held to maturity.

  The Bank currently has no investments classified as trading securities, nor does it intend to carry any of these securities. The yield on treasuries remains above the yield on other short term investments such as federal funds, therefore, the Bank continues to invest more in these higher yielding securities.

  The average volume of federal funds sold decreased for the first nine months of 1997 to $984 thousand from $4.9 million for the first nine months of 1996, with income reported of $42,990 for the first nine months of 1997, compared to $188,228 for the same period in 1996.

In total, the volume of average earning assets increased to $198 million or just under 1% during the first nine months of 1997 compared to the same period in 1996, and the average yield on these earning assets decreased by 4 basis points to end the nine month period in 1997 at 8.56% compared to 8.60% last year. Our net yield, or net interest spread as defined in footnote #3 of the table mentioned, was 3.96% for the first nine months of 1997, compared to 3.71% for 1996.

  Savings deposits decreased slightly from an average volume of $32.3 million in 1996 to an average volume of $32.2 million, or .4%, for the same period in 1997. Interest expense decreased as well from $721 thousand to $662 thousand for the comparison period, a decrease of 8.2%.

  Now and money market funds decreased to $38.6 million or by 5.8% in volume in 1997 and interest expense on these funds decreased as well by $141 thousand, or by 12.1% to a nine month expense figure for 1997 of just over $1 million. This resulted in a decrease in the average rate paid of 25 basis points to a rate of 3.56% compared to 3.81% a year ago.

  A decrease of 2.3% in volume for average time deposits was reported at the end of the first nine months of 1997, compared to the same period in 1996, ending the period at $94.4 million. Interest paid on time deposits decreased from $4.32 million in 1996 to $3.95 million for the first nine months of 1997, resulting in a decrease of 37 basis points on the average yield paid of 5.97% for 1996 to 5.6% for 1997.

  Other borrowed funds increased to an average volume of $3.7 million with an average yield of 6.05% for the first nine months of 1997, compared to an average volume of $86 thousand yielding 6.90% last year. Accordingly, interest expense increased from $4,449 for the first nine months of 1996 to $168,533 for the same time period in 1997.

  Subordinated debentures have been decreasing steadily over the last two years. The rate of redemption for 9% debentures is lower in the third quarter of 1997 compared to the first half of 1997, and year to date redemption in 1997 is almost 50% lower than a year ago. The redemption period is in it's final phase, with a maturity of August 1, 1998 and a redemption price of 101%. As of September 30, 1997, there are actual debentures outstanding totaling $78,000. The rate of redemption for the 11% debentures has tripled for the first nine months of 1997 compared the first nine months of 1996. The redemption period is in the first phase with a price of 104% until August of '98. The maturity for these debentures is July 31, 2004, and the redemption price decreases 1% every two years beginning July 31, 1998. As of September 30, 1997, there are actual debentures outstanding totaling $27,000.

ALLOWANCE FOR POSSIBLE LOSSES ON LOANS

  In the opinion of management, adequate loan loss coverage is considered to be one of the most crucial areas of financial safety and profitability of the Bank. As a result, loans are typically reviewed on a loan-by-loan basis, focusing more intently on potential problem loans. A review of the overall level of risk within the portfolio helps to insure adequate coverage in the event of future chargeoffs. Emphasis is placed on each borrower's financial condition, the industry or sector for the economy in which the borrower operates, and overall economic conditions. The Executive Officers and Board of Directors review the loan portfolio on a monthly basis noting existing and potential problems in the portfolio. The Bank also employs a Loan Review and Compliance Officer whose duties, among others, include an ongoing review of delinquent and non-performing loans. All findings and recommendations are then brought to senior management for further assessment and final judgment as to the appropriate action to follow.

  Specific Allocations are made in situations management feels are at a greater risk for loss. A quarterly review of the Qualitative Factors, which, among others, are "Levels of, and Trends in, Delinquencies and Non-Accruals" and "National and Local Economic Trends and Conditions" helps to ensure that areas with potential risk are noted and coverage increased or decreased to reflect historical trends in delinquencies and non-accruals. Residential first mortgage loans make up the largest part of the loan portfolio and have the lowest historical loss ratio, which helps to alleviate the overall risk.

  The valuation allowance for loan losses of $1.5 million as of September 30, 1997 constitutes 1% of the total loan portfolio, compared to $1.4 million or just under 1% for the same period in 1996. This allowance figure is sufficient in light of the fact that, of the total loan portfolio of $150.5 million, $121.9 million or 81% are real estate mortgage loans; and of this total, $98.2 million or 80.6% constitute one to four family residential mortgage loans. Increases are noted in all volumes compared to last years figures of $143.9 million in total loans, $116.8 million in real estate mortgage loans, representing 81.2% of the total portfolio; and a further breakdown shows $93 million in one to four family residential mortgage loans, representing 80% of the total real estate loan portfolio. Historically, the Bank has experienced minimal loan loss with this particular portfolio of loans which further help to support the basis for management's opinion of adequate loan loss coverage. Furthermore, a loan portfolio consisting of 81% in resi-dential and commercial real estate secured mortgage loans is by far more stable and less vulnerable than a portfolio with a higher concentration of unsecured commercial and industrial loans or personal loans.

  In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The Bank was required to adopt this new rule effective as of the beginning of the 1995 calendar year. This statement allows the Bank to classify its in-substance foreclosures as loans and disclose them as impaired loans, as long as regulatory guidelines are followed. Loans will generally be valued at the lower of either the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Since it's adoption in 1995, the effect of this rule has been insignificant to the financial position and results of operation of the Bank.

  Non-Performing assets for the Bank are made up of three different types of loans; "90 Day or More Past Due", "Other Real Estate Owned (OREO", and "Non-Accruing Loans". A comparison of these non-performing assets for 1997 and 1996 reveal a decrease of $150 thousand in loans 90 days or more past due, while the others increased as follows; OREO increased from $960 thousand at the end of the first nine months of 1996 to $1.54 million at the end of the first nine months of 1997, an increase of $575 thousand or 60% and non-accruing loans started at $1.5 million at the end of the first nine months of 1996 and increased 20% to end the same comparison period in 1997 at a volume of $1.8 million. In total, non-performing assets increased $728 thousand or by 26%, to end at a total balance of $3,509,766 as of September 30, 1997. While this increase is not favorable, a fact to consider is that, of this total portfolio of $3.5 million, $3.3 million or 94% are real estate secured mortgages, thereby decreasing the potential for loss within the portfolio.

                                                    1997           1996

Non-Accruing loans                                  $1,803,008     $1,500,135
Loans past due 90 days or more and still accruing      171,977        322,008
Other real estate owned                              1,534,781        959,685
    Total                                           $3,509,766     $2,781,828

  These totals of $3.5 million for 1997 and $2.8 million for 1996 equal 2.3% and 1.93%, respectively, of total gross loans, as well as 1.6% and 1.3%, respectively, of total assets. As of September 30, 1997, reserve coverage of non-performing loans was 42.8% compared to 50.2% a year ago.

  As a result of these increases in non-performing loans, management continues to maintain the reserve requirement at a level sufficient to cover total eligible loans. The local economy is showing signs of recovery, however, caution is still exercised, and our conservative approach remains foremost in maintaining an adequate reserve coverage.

  Other real estate owned is made up of property that the Bank owns in lieu of foreclosure or through normal foreclosure proceedings, and property that the Bank does not hold title to, but is in actual control of, known as in-substance foreclosure. It is the policy of the Bank to value property in other real estate owned at the appraised value or book value of the loan, whichever is less. Our policy is to appraise the property to determine the value, as well as to determine if a write-down is necessary to bring the book value of the loan to the appraised value prior to including the property in OREO. Appraisals are then done periodically thereafter, with any additional write-downs being made at that time.

  Our current portfolio of OREO equals $1.5 million, with $1.2 million obtained through the normal foreclosure process, and almost $339 thousand deeded in lieu of foreclosure. All of the properties are located in Vermont and consist of the following; a condominium project and land development in Jay, four condominium units in Newport, three commercial properties in New-port, a primary residence in Island Pond, building lots in Irasburg, two vacation homes in Jay, a farm in Newport Center and one in Troy, and a primary residence in Newport Center. Again this October, an auction was held at various properties, in an attempt to reduce the OREO portfolio. As a result, our portfolio will be reduced to $1,306,045, or by 15%. Other real estate owned is by definition a non-earning asset, and as such has a negative impact on the Bank's earnings.

OTHER OPERATING INCOME AND EXPENSES

 Other operating income for the third quarter of 1997 was $341 thousand versus $322 thousand for 1996 and $281 thousand for the third quarter of 1995. The results are increases of $18 thousand or 5.7% for 1997 versus 1996, and $41
thousand or 15% for 1996 versus 1995.   Service fees reports the biggest
increase for both comparisons with an increase of $18,296 or 11.2% for 1997 versus 1996 and an increase of $20,268, or 14.2% for the third quarter of 1996 compared to the same period in 1995. A change in the method in which fees are assessed for both deposit accounts and overdraft charges in 1996 has helped to generate more income through service fees for 1996 and 1997. Other income increased $9,173 or by 7% for the third quarter of 1997 versus 1996, and $17,372 for the 1996 versus 1995 third quarter comparison period with reported figures of $141 thousand, $132 thousand, and $115 thousand, respectively. Other operating income for the first nine months increased from $846 thousand in 1995 to $937 thousand in 1996, and then to $1.24 million in 1997, an increase of $91 thousand or 10.8% for 1996 versus 1995, and an increase of $305 thousand or 32.5% for 1997 versus 1996. Other income showed the biggest increase for the nine month comparison, reporting $659 thousand for 1997, $423 thousand for 1996 and $357 thousand for 1995. Income was generated through the sale of inventory associated with an OREO property during the first nine months of 1997. This income alone was the supporting factor for the increase of almost 33% for 1997 versus 1996. In 1996, foreign exchange, another component of other income, increased $57 thousand from a nine month income figure of $27 thousand for 1995, compared to $84 thousand for the same period in 1996. Canadian traffic improved as the year progressed generating more favorable income typical to this area of the Northeast Kingdom.

  In May 1995, the FASB issued SFAF No. 122 "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement #65". This statement requires the Bank to recognize as separate assets the rights to service mortgage loans for others however those rights are acquired. The Bank allocates the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage loan servicing rights, based on their relative fair value. This value is determined through use of market prices under comparable servicing sales contracts. Income from this statement is a component of other income and amounted to $17,065 and $27,493, respectively, for the first nine months of 1997 and 1996.

  Other operating expense for the third quarter of 1997 was $1.8 million compared to $1.64 million for 1996, and $1.46 million for 1995, an increase of $161 thousand or 9.8% for 1997 versus 1996, and $180 thousand or 12.3% for the third quarter of 1996 versus 1995. Other expense, a component of other operating expense reports the biggest increase of almost $61 thousand for the first quarter of 1997 versus 1996, followed closely by salaries with an increase of $47 thousand or 6.8%. An increase in State Deposit Tax was a contributing factor to the increase in other expense. Figures for the third quarter of 1996 compared to the same quarter in 1995 show salaries with the greatest increase of $119 thousand or 21.3%, followed by other expenses with an increase of $48 thousand or 11.2%. Telephone expense, a component of other expenses reports an increase of $23 thousand over last years figure primarily due to the installation of more phone lines to better serve our customers, and an 800 number used by customers to inquire about balances on deposit accounts and to transfer money between different accounts, among other services. Total other operating expense for the first nine months increased by $440 thousand for 1997 versus 1996, and $354 thousand for 1996 versus
1995, increasing from $4.47 million in 1995 to $4.82 million in 1996 and then to $5.26 million in 1997. In comparison, the biggest increases followed similar patterns as the third quarter increases, with other expenses increasing $244 thousand or 17% followed by salaries with an increase of $145 thousand or 7% for the first nine months of 1997 compared to 1996. The expenses associated with OREO properties increased $193 thousand making up just over 50% of the increase in other expense. A new Automatic Teller Machine (ATM) was installed in the Island Pond office helping to contribute to the $28 thousand increase in ATM fees, which is also a component of other expenses. Topping the increase for the 1996 versus 1995 comparison period was again salaries and wages with an increase of $253 thousand or 15%. Although the number of full time equivalent employees decreased in 1996, positions were created at a higher pay scale than some of the positions that were eliminated. Overtime during the summer months is another contributing factor to the increase in salary expense. During the the first part of 1996, a consulting company was hired in an attempt to find more efficient and cost ways of managing operating income and expenses of the bank. The fee for their services was approximately $76 thousand, and is another component of other expenses. Management feels this was money well spent as many of their recommendations have been implemented and reductions in expenses, as well as increases in income are noted, helping to offset the fee charged. To that end, other expenses notes the only decrease, reporting $1.44 million for the first nine months of 1996 compared to $1.47 million for the same period in 1995.

  All components of other operating expenses are monitored by management, however, a more diligent quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the bank.

APPLICABLE INCOME TAXES

  Income before taxes increased from $616 thousand for the third quarter of 1995 to $721 thousand for the third quarter of 1996, and then decreased to $576 thousand for the same period in 1997, an increase of $105 thousand or 17%, and a decrease of $145 thousand or 20%, respectively. As a result of these figures, provision for income taxes for the third quarter of 1996 increased 45% compared to the same period in 1995, while the third quarter of 1997 decreased almost 32% compared to 1996, ending the third quarter period of 1997 at $125 thousand. Income before taxes for the first nine months increased from $1.5 million for 1995 to just under $2 million for 1996, and ended at $2.1 million for the first nine months of 1997, an increase of $518 thousand or 35% for 1996 versus 1995 and $112 thousand or 6% for 1997 versus 1996. This lead to an increase in provision for income taxes of $209 thousand for 1996 versus 1995 and an increase of almost $49 thousand for 1997 versus 1996, to end the first nine months of 1997 at almost $520 thousand.

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

  The Corporation's ability to preserve its purchasing power depends primarily on its ability to manage net interest income. Net interest income for the third quarter of 1997 improved 6.3% over the 1996 third quarter figure and 23.3% over the 1995 third quarter figure. Year to date net interest income is reported at $6.6 million, improving 8.7% and 28.2% over the nine months ended 1996 and 1995, respectively.

FINANCIAL CONDITION

 Average earning assets grew just under one percent in the first nine months of 1997 compared to the same period in 1996 to an average volume of $198 million. Loans, which totaled $147.4 million in 1997 and $139.7 million in 1996, comprised 74.4% and 71% respectively, of our earning assets with the average volume of loans increasing $7.7 million or 5.5% in the first nine months of 1997, compared to the same period in 1996. On September 30, 1997, residential real estate mortgages made up 65% of our portfolio, commercial loans made up 22%, and personal loans made up 13%, which mirrors the nine month figures last year.

  Taxable investments made up 18.5% of our average earning assets in the first nine months of 1997, compared to 17.8% in 1996 to end the period at an average volume of $36.6 million. Tax-exempt investments of $11.8 million made up 6% of our average earning assets in the first nine months of 1997, compared to $15.6 million or 7.9% in 1996.

  Federal funds sold, which had an average volume of $984 thousand, made up one half of one percent of our earning assets in the first nine months of 1997 and 2.5% for the same period in 1996, with an average volume of $4.9 million. And ending the list of earning assets, other securities with an average volume of $1.24 million for 1997 made up .63% of total earning assets compared to an average volume of $1.21 million or .62% for the same period a year ago.

  The St. Johnsbury office continues to report growth in both assets and liabilities with total gross loans ending the first nine months of 1997 at an average volume of $9.4 million compared to $4.8 million a year ago. Total deposits ended the same period at an average volume of $6.9 million for 1997 versus $5.9 million for 1996. Residential real estate loans continue to account for the greatest portion of the loan portfolio with an average balance of approximately $5 million or 53%, and money market accounts with an average balance of $3.2 million account for 46% of total liabilities.

  Historically, the Bank has funded its growth by steady increases in its core deposits. The Bank has no brokered deposits, nor does it rely on large certificates or other forms of volatile deposits to fund its growth in earning assets. As interest rates decline, there is a shift to savings and money market accounts, as customers await an opportunity to reinvest at higher rates. Conversely as rates increase, funds shift from savings and money market accounts to certificates of deposit to lock in higher yields. Rates on all deposit accounts have decreased as well as the average volume, with NOW and money market accounts decreasing 5.8% to an average volume of $38.6 million accounting for 22.8% of interest bearing liabilities compared to last year's volume of $41 million accounting for 24% of total interest bearing liabilities.

  CD's report the next biggest decrease of 2.3% to an average volume of $94.4 million, accounting for 55.8% of total interest bearing liabilities for the first nine months of 1997 versus $96.6 million in volume and 56.7% of total interest bearing liabilities as of September 30, 1996.

  Savings accounts noted the smallest decrease of .40% ending the nine month period in 1997 at an average volume of $32.2 million and making up just over 19% of total interest bearing liabilities, versus $32.3 million and 19%, respectively, a year ago.

  Other borrowed funds reported the only increase to end at an average volume of $3.7 million comprising 2.2% of total interest bearing liabilities as of September 30, 1997, compared to an average volume at the end of the first nine months in 1996 of $86,089, comprising .05% of total interest bearing liabilities.

  Subordinated debentures, with an average volume of $127,000 made up .08% of interest bearing liabilities for the comparison period, versus an average volume of $224,000 or .13% for the same period in 1996, a decrease of approximately 43%.

CAPITAL RESOURCES

  The Corporation's stockholders' equity, which started the year at $19,111,355, was increased through earnings of $1,582,896, sales of common stock through dividend reinvestment and debenture conversions of $652,639, and adjustments of $20,376 for valuation of allowance for securities. It was decreased by dividends of $1,233,310, and purchase of treasury stock of $4,888 to end the first nine months of 1997 at $20,129,068 with a book value of $13.45 per share. All stockholder's equity is unrestricted. Additionally, it is noted that the unrealized gain on valuation allowance for securities has increased starting at the September 30, 1996 balance of $681 to the December 31, 1996 balance of $7,963 to end the first nine months of 1997 at $28,339. A review of this activity shows that as the maturity date of the investments gets closer, the market price becomes favorably better, therefore, material loss is greatly reduced.

  The Bank is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively.
As of September 30, 1997, the Bank continued to maintain ratios far above the minimum requirements with reported ratios of approximately 18.4% for Tier I and 19.7% for Total Capital.

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

                         COMMUNITY BANCORP.



DATED:  November 12, 1997          By:/s/ Richard C. White
                                   --------------------------------------
                                   Richard C. White, President



DATED:  November 12, 1997          By:/s/Stephen P. Marsh
                                   --------------------------------------
                                   Stephen P. Marsh,
                                   Vice President & Treasurer