Form 10KSB
period 1997-12-31
COMMUNITY BANCORP /VT
filed 1998-04-01
CIK 718413

CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1997
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

As of March 4, 1998, the date of the latest known sale of the registrant's stock, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the sale price of the stock on that date, was $37,973,325.

There were 1,518,933 shares outstanding of the issuer's class of common stock as of the close of business on March 4, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

Report of Independent Public Accountants
Financial Statements:
 Consolidated Statements of Condition as of December 31, 1997 and 1996 Consolidated Statements of Income for the Years Ended December 31, 1997,
  1996 and 1995
 Consolidated Statements of Changes in Stockholders' Equity for the Years
  Ended December 31, 1997, 1996 and 1995
 Consolidated Statements of Changes in Financial Position for the Years
  Ended December 31, 1997, 1996 and 1995
 Notes to Consolidated Financial Statements
 Condensed Financial Information (Parent Company Only)
Portions of the Annual Report to Shareholders for fiscal year 1997 incorporated by reference to Part II.
Portions of the Proxy Statement for the Annual Meeting to be held May 5, 1998 are incorporated by reference to Part III.

Total Number of Pages - 26

Exhibit Index Begins on Page 23


                           FORM 10-K ANNUAL REPORT
                              Table of Contents
PART I                                                                    Page
Item I  The Corporation                                                   4
        Organization and Operation                                        4
        Distribution of Assets, Liabilities & Stockholders' Investment    7
        Interest Income, Interest Expense and Interest Differential       8
        Rate Volume Analysis                                              9
        Investment Portfolio                                              10
        Loan Portfolio                                                    11
        Summary of Loan Loss Experience                                   12
        Non-Accrual, Past Due, and Restructured Loans                     13
        Deposits, Return on Equity and Assets                             14

Item 2  Properties                                                        15

Item 3  Legal Proceedings                                                 16

Item 4  Submission of Matters to a Vote of Security Holders               16


PART II

Item 5  Market for Registrant's Common Equity and
         Related Stockholder Matters                                      16

Item 6  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             17

Item 7  Financial Statements and Supplementary Data                       22

Item 8  Disagreements on Accounting and Financial Disclosures             22

PART III

Item 9  Directors and Executive Officers of the Registrant                22

Item 10 Executive Compensation                                            22

Item 11 Security Ownership of Certain Beneficial Owners and Management    22

Item 12 Certain Relationships and Related Transactions                    22

PART IV

Item 13 Exhibits, Financial Statement Schedules and Reports on Form 8-K   23

        Signatures                                                        25

PART I

Item 1.  The Corporation

Organization and Operation

Community Bancorp. (the Corporation) was organized under the laws of the State of Vermont in 1982 and became a registered bank holding company under the Bank Holding Company Act of 1956, as amended, in October 1983 when it acquired all of the voting shares of Community National Bank (the Bank).
The Bank is one of two subsidiaries of the Corporation and principally all of the Corporation's business operations are presently conducted through it. Liberty Savings Bank, a New Hampshire guaranty savings bank, is the other subsidiary of Community Bancorp. On December 31, 1997, Community Bancorp. acquired all of the outstanding stock of Liberty Savings Bank, as well as the assets consisting of a U.S. Treasury Strip and a small amount of cash. The intention in acquiring this bank is to operate it as a lending facility serving northern New Hampshire. Currently, since no building was purchased at the time of acquisition, the main office of Community National Bank serves as the mailing address for this bank.

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

Competition

The Bank has five offices located in Orleans County, one office in Essex County, and one office in Caledonia County, all in northeastern Vermont. Its primary service area is in the towns of Derby and Newport, Vermont, with approximately 63% of its total deposits as of December 31, 1997 derived from that area.

The Bank competes in all aspects of its business with other banks and credit unions in northern Vermont, including two of the largest banks in the state, which maintain branch offices throughout the Bank's service area. Historic-ally, competition in Orleans and Essex Counties has come from The Chittenden Trust Company and The Howard Bank, N.A., a subsidiary of Banknorth Group, Inc., based in Burlington, Vermont. The Chittenden Trust Company maintains a branch office in Newport, and The Howard Bank maintains one office in Barton, one office in Orleans, and one office in St. Johnsbury. Competition in Caledonia County comprises of the Passumpsic Savings Bank and Citizens Savings Bank, both based in St. Johnsbury, Lyndonville Savings Bank and Trust Company, based in Lyndonville, The Merchants Bank based in Burlington, and with two local credit unions for deposits and consumer loans.

With recent changes in the regulatory framework of the banking industry, the competition for deposits and loans has broadened to include not only traditional rivals such as the mutual savings banks and stock savings banks, but also several non-traditional rivals such as Sears Roebuck and Company and American Express.

Employees

As of December 31, 1997, the Bank employed 98 full-time employees and 31 part-time employees. Management of the Bank considers its employee relations to be good.

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

The Corporation does not presently engage, directly or indirectly, in any non-banking activities, nor can any prediction be made as to which such activities, if any, the Corporation may subsequently engage in or when any such activities will be undertaken.

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

Community Bancorp. and its subsidiaries, Community National Bank and Liberty Savings Bank are considered "affiliates" for the purposes of Section 18(j) of the Federal Deposit Insurance Act, as amended, and Section 23A of the Federal Reserve Act, as amended. Accordingly, they are subject to limitations with respect to the Bank's ability to make loans and other extensions of credit to or investments in the Corporation or in any other subsidiaries that the Corporation may acquire. The Corporation and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property of the furnishing of services.

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

The Corporation is also subject to the same regulations and provisions in the state of New Hampshire since the acquisition of Liberty Savings Bank.

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

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY

The following tables summarize various consolidated information and provides a three year comparison relating to the average assets, liabilities, and stockholders equity.

Year ended December 31,     1997             1996             1995

(Dollars in Thousands)      Balance   %      Balance   %      Balance   %

           ASSETS
Cash and Due from Banks       4,979    2.37%   4,765    2.31%   4,320    2.21%

Taxable Investment
 Securities(1)               35,649   17.00%  35,754   17.31%  30,667   15.68%
Tax-exempt Investment
 Securities(1)               12,140    5.79%  14,179    6.87%  17,383    8.89%
Other Securities(1)           1,168    0.56%   1,168    0.57%   1,168    0.60%
  Total Investment
   Securities                48,957   23.35%  51,101   24.74%  49,218   25.16%
Federal Funds Sold            2,583    1.23%   4,711    2.28%   3,186    1.63%
Loans, Net                  145,778   69.53% 138,635   67.13% 131,878   67.41%
Premises and Equipment        3,328    1.59%   3,431    1.66%   3,148    1.61%
Other Real Estate Owned         997    0.48%     767    0.37%     964    0.49%
Other Assets                  3,026    1.45%   3,107    1.50%   2,921    1.49%

    Total Assets            209,648     100% 206,517     100% 195,635     100%

         LIABILITIES

Demand Deposits              18,694    8.92%  17,493    8.47%  16,082    8.22%
Now and Money Market
 Accounts                    39,337   18.76%  41,383   20.04%  35,474   18.13%
Savings Accounts             31,907   15.22%  32,320   15.65%  33,535   17.14%
Time Deposits                94,751   45.19%  96,227   46.60%  93,314   47.70%
    Total Deposits          184,689   88.09% 187,423   90.75% 178,405   91.19%

Other Borrowed Funds          4,061    1.94%      99    0.05%     117    0.06%
Other Liabilities               734    0.35%     522    0.25%     693    0.35%
Subordinated Debentures         107    0.05%     216    0.10%     328    0.17%

    Total Liabilities       189,591   90.43% 188,260   91.16% 179,543   91.77%

    STOCKHOLDERS EQUITY

Common Stock                  3,814    1.82%   3,466    1.68%   3,247    1.66%
Surplus                       7,769    3.71%   5,948    2.88%   4,561    2.33%
Retained Earnings             8,916    4.25%   9,273    4.49%   8,805    4.50%
Less: Treasury Stock           (445)  -0.21%    (440)  -0.21%    (440)  -0.22%
Valuation Allowance for
 Securities(1)                    3    0.00%      10    0.00%     (81)  -0.04%
    Total Stockholders
     Equity                  20,057    9.57%  18,257    8.84%  16,092    8.23%

    Total Liabilities and
      Stockholders Equity   209,648     100% 206,517     100% 195,635     100%

<F1> FASB No. 115, an accounting method in which securities classified as
     Held to Maturity are carried at book value and securities classified as Available for Sale are carried at market value with the unrealized gain (loss) reported as a separate component of equity net of taxes. The bank does not carry, nor does it intend to carry, securities classified as Trading Securities
</F>

                    AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information: average earning assets
(including non-accrual loans) and average interest bearing liabilities supporting earning assets; and interest income and interest expense as a rate/yield. (Dollars in Thousands)
               1997                  1996                 1995
               AVE.    INC.   RATE/  AVE.    INC.   RATE/ AVE.    INC.   RATE/
               BAL.    EXP.   YIELD  BAL.    EXP.   YIELD BAL.    EXP.   YIELD

EARNING ASSETS
Loans (net)(5) 145,778 13,868  9.51% 138,635 13,376 9.65% 131,878 12,451 9.44%
Taxable Investment
 Securities     35,649  2,117  5.94%  35,754  2,095 5.86%  30,667  1,758 5.73%
Tax-exempt Investment
 Securities(1)  12,140    929  7.65%  14,179  1,114 7.86%  17,383  1,417 8.15%

Federal Funds
 Sold            2,583    140  5.42%   4,711    246 5.22%   3,186    180 5.65%

Other Securities 1,168     79  6.76%   1,168     78 6.68%   1,168     82 7.02%

    TOTAL      197,318 17,133  8.68% 194,447 16,909 8.70% 184,282 15,888 8.62%


INTEREST BEARING LIABILITIES

Savings
 Deposits       31,907    877  2.75%  32,320    944 2.92%  33,535  1,003 2.99%
NOW & Money
 Market Funds   39,337  1,397  3.55%  41,383  1,523 3.68%  35,474  1,348 3.80%

Time Deposits   94,751  5,304  5.60%  96,227  5,681 5.90%  93,314  5,858 6.28%
Other Borrowed
 Funds           4,061    245  6.03%      99      7 7.07%     117      7 6.28%
Subordinated
 Debentures        107     11 10.28%     216     21 9.72%     328     31 9.45%

    TOTAL      170,163  7,834  4.60% 170,245  8,176 4.80% 162,768  8,247 5.07%

Net Interest Income     9,299                 8,733                7,641
Net Interest Spread(3)         4.08%                3.90%                3.55%
Interest Differential(4)       4.71%                4.49%                4.15%

<F1>  Income on investment securities of state and political subdivisions is stated on a tax equivalent basis ( assuming a 34% rate ). The amount of adjustment was $315,855 in 1997, $378,873 in 1996, and $481,863 in 1995.

<F2>  Included in other securities are taxable industrial development bonds (VIDA) , with income of $8,440 for 1997, $8,381 for 1996 and approximately $10,000 for 1995.

<F3>  Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.

<F4>  Interest differential is net interest income divided by average earning assets.
<F5>  Included in net loans are non-accrual loans with an average balance of $1,750,037 for 1997, $1,655,907 for 1996 and $1,826,515 for 1995.
</F>

              CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income for the years 1997,
1996, 1995 and 1994 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.
(Dollars in Thousands)
                1997  vs.  1996       1996  vs.  1995      1995  vs.  1994
  RATE VOLUME   Variance(1)          Variance(1)         Variance(1)
                Due to      Total    Due to     Total    Due to       Total
                Rate Volume Variance Rate VolumeVariance Rate  Volume Variance

Income Earning Assets

Loans(2)        (197) 689    492      287  638    925      944  391   1,335
Taxable Investment
 Securities       28   (6)    22       45  292    337      188  166     354
Tax-Exempt Investment
  Securities (3) (29)(156)  (185)     (51)(252)  (303)     203 (115)     88
Federal Funds
 Sold              9 (115)  (106)     (20)  86     66       47    5      52
Other Securities   1    0      1       (4)   0     (4)       0    1       1
 Total Interest
   Earnings     (188) 412    224      257  764  1,021    1,382  448   1,830

Interest Bearing Liabilities

Savings Deposits (56) (11)   (67)     (24) (35)   (59)      (2) (33)    (35)
NOW & Money
 Market Funds    (53) (73)  (126)     (50) 225    175      163  (41)    122
Time Deposits   (294) (83)  (377)    (360) 183   (177)   1,082  389   1,471
Other Borrowed
 Funds           (42) 280    238        1   (1)     0       (7) (91)    (98)
Subordinated
 Debentures        1  (11)   (10)       1  (11)   (10)       0  (21)    (21)

 Total Interest
   Expense      (444) 102   (342)    (432) 361    (71)   1,236  203   1,439

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
(Dollars in Thousands)
                                1997           1996           1995

U.S. Treasury Obligations:
      Available-for-Sale         8,039          7,974         13,066
      Held-to-Maturity          22,491         28,097         20,867
U.S. Agency Obligations          1,631          1,679              0
Obligations of State &
  Political Subdivisions        10,004          8,192         11,736
Other Securities                 1,100          1,063          1,039
   Total Investment Securities  43,265         47,005         46,708

The following is an analysis of the maturities and yields of investment securities as defined:  (Available for sale; Market Value, Held to maturity; Book Value)
  December 31,                  1997            1996            1995

U.S. Treasury & Agency Obligations

                                Market   Ave.   Market   Ave.   Market   Ave.
 Available for Sale             Value    Yield  Value    Yield  Value    Yield
Due within 1 year                2,993   6.08%       0   0.00%  10,067   5.62%
Due after 1 year within 5 years  5,046   6.12%   7,974   5.79%   2,999   6.13%
    Total                        8,039   6.10%   7,974   5.79%  13,066   5.74%

                                Book     Ave.   Book     Ave.   Book     Ave.
  Held to Maturity              Value    Yield  Value    Yield  Value    Yield
Due within 1 year                8,965   5.78%   6,956   5.93%       0   0.00%
Due after 1 year within 5 years 15,157   5.69%  22,820   6.17%  20,867   5.97%
    Total                       24,122   5.72%  29,776   6.12%  20,867   5.97%


Obligations of State &
Political Subdivisions (1)
                                Book     Ave.   Book     Ave.   Book     Ave.
                                Value    Yield  Value    Yield  Value    Yield
Due within 1 year                6,624   7.94%   4,468   7.16%   7,468   8.01%
Due after 1 year within 5 years  1,543   7.91%   1,718   7.88%   1,470   8.46%
Due after 5 years within 10 year   363   8.03%     458   7.83%     950   9.02%
Due after 10 years               1,474   9.67%   1,548   9.61%   1,848   9.79%
    Total                       10,004   8.19%   8,192   7.81%  11,736   8.43%


Other Securities

Restricted Equity Securities     1,100   6.76%   1,063   6.60%   1,039   6.72%
   Total                         1,100   6.76%   1,063   6.60%   1,039   6.72%

<F1> Income on Obligations of State and Political Subdivisions is
     stated on a tax equivalent basis assuming a 34 percent tax rate. Also included are taxable industrial development bonds (VIDA) with a market value of $150,235, as of December 31, 1997, 1996, and 1995 with respective yields of 5.55% and 5.60%, and 5.91%.

                           LOAN PORTFOLIO

The following table reflects the composition of the Corporation's loan portfolio for years ended December 31:
(Dollars in Thousands)
                   1997           1996           1995           1994
1993
                   TOTAL   % OF   TOTAL   % OF   TOTAL   % OF   TOTAL   % OF
TOTAL % OF
                   LOANS   TOTAL  LOANS   TOTAL  LOANS   TOTAL  LOANS   TOTAL
LOANS TOTAL
Real Estate Loans
Construction & Land
 Development         1,091  0.73%   1,432  0.98%     912  0.66%     587  0.44%
    782  0.62%
Farm Land            2,093  1.39%   2,148  1.48%   1,814  1.32%   1,115  0.84%
  1,007  0.80%
1-4 Family
 Residential        98,743 65.78%  94,393 64.83%  91,104 66.38%  88,967 66.68%
 81,573 64.54%
Commercial
 Real Estate        19,992 13.32%  20,602 14.15%  18,646 13.59%  18,094 13.56%
 18,063 14.29%
Loans to Finance
 Agricultural
 Production          1,354  0.90%   1,222  0.84%   1,127  0.82%   1,305  0.98%
  1,552  1.23%
Commercial &
 Industrial          7,759  5.17%   7,084  4.87%   6,749  4.92%   6,719  5.04%
  6,692  5.29%
Loans to
 Individuals        18,943 12.62%  18,556 12.74%  16,578 12.08%  16,380 12.28%
 16,434 13.00%
All Other Loans        141  0.09%     166  0.11%     310  0.23%     259  0.19%
    296  0.23%

    Gross Loans    150,116   100% 145,603   100% 137,240   100% 133,426   100%
126,399   100%
Less:
 Reserve for
  Loan Losses       (1,502)-1.00%  (1,401)-0.96%  (1,519)-1.11%  (1,708)-1.28%
 (1,872)-1.48%
 Deferred Loan Fees   (867)-0.58%    (904)-0.62%    (909)-0.66%    (924)-0.69%
   (841)-0.67%

    Net Loans      147,747 98.42% 143,298 98.42% 134,812 98.23% 130,794 98.03%
123,686 97.85%

 MATURITY OF LOANS

The following table shows the estimated maturity of loans (excluding residential properties of 1-4 families, installment loans and other loans)
outstanding as of December 31, 1997.
Fixed Rate Loans                           Maturity Schedule

                                          Within   1 - 5    After
                                          1 Year   Years    5 years  Total
Real Estate
  Construction & Land Development          1,091       0        0     1,091
  Secured by Farm Land                         5      27       95       127
  Commercial Real Estate                     185     302    2,499     2,986
Loans to Finance Agricultural Production      94     381        0       475
Commercial & Industrial Loans                412   2,236      393     3,041

    Total                                  1,787   2,946    2,987     7,720

Variable Rate Loans
                                          Within   1 - 5    After
                                          1 Year   Years    5 years  Total
Real Estate
  Construction & Land Development              0       0        0         0
  Secured by Farm Land                     1,210     756        0     1,966
  Commercial Real Estate                  12,342   4,664        0    17,006
Loans to Finance Agricultural Production     651     228        0       879
Commercial & Industrial Loans              3,726     992        0     4,718
    Total                                 17,929   6,640        0    24,569

                       SUMMARY OF LOAN LOSS EXPERIENCE


The following table summarizes the Corporation's loan loss experience for each of the last five years.
(Thousands of Dollars)
December 31,              1997       1996       1995       1994       1993

Loans Outstanding
End of Period             150,116    145,603    137,240    133,426    126,399
Ave. Loans Outstanding
During Period             145,778    138,635    131,879    127,394    118,470
Loan Loss Reserve,
Beginning of Period         1,401      1,519      1,708      1,872      1,782
Loans Charged Off:
 Real Estate                  191        116        198        187         12
 Commercial                   104         86         17         24         19
 Loans to Individuals         436        383        238        250        138
    Total                     731        585        453        461        169
Recoveries:
 Real Estate                   12         18          5         43          2
 Commercial                    27         16         20         12         37
 Loans to Individuals         133         68        119         62         70
    Total                     172        102        144        117        109

Net Loans Charged Off         559        483        309        344         60
Provision Charged to Income   660        365        120        180        150

Loan Loss Reserve,
End of Period               1,502      1,401      1,519      1,708      1,872
Net Losses as a Percent
of Ave. Loans               0.38%      0.35%      0.23%      0.27%      0.05%
Provision Charged to
Income as a Percent
of Average Loans            0.45%      0.26%      0.09%      0.14%      0.13%
At End of Period:
 Loan Loss Reserve as a
 Percent of Outstanding
 Loans                      1.00%      0.96%      1.11%      1.28%      1.48%

Factors considered in the determination of the level of loan loss coverage include, but are not limited to, historical loss ratios, composition of the loan portfolio, overall economic condition as well as future potential losses.

The following table shows an allocation of the allowance for loan losses, as well as the total allowance for the last five years (the corporation has no foreign loans, therefore, allocations for this category are not necessary).

   December 31,    1997   %    1996   %    1995   %    1994   %    1993   %
Domestic
 Residential
  Real Estate        362   24%   490   35%   265   17%   200   12%   175    9%
 Commercial          645   43%   307   22%   631   42%   950   56%   900   48%
 Loans to
  Individuals        487   32%   395   28%   485   32%   400   23%   350   19%
Unallocated            8    1%   209   15%   138    9%   158    9%   447   24%

          Total    1,502  100% 1,401  100% 1,519  100% 1,708  100% 1,872  100%

             NON-ACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

The following table summarizes the bank's past due, non-accrual, and restructured loans:
(Dollars in Thousands)
December 31,                       1997    1996    1995    1994    1993
Accruing Loans Past Due
 90 Days or More:
  Consumer                            121      36      28      54      64
  Commercial                           19       5      15      11      45
  Real Estate                         211     360     249     271     391
    Total Past Due 90 Days or More    351     401     292     336     500

Non-accrual Loans                   1,486   1,255   1,389   1,791     500
Restructured Loans
 (incl. non-accrual)                  136     506     359     347     717
Total Non-accrual, Past Due
  and Restructured Loans            1,973   2,162   2,040   2,474   1,717
Other Real Estate Owned             1,089     663     761     918     910

   Total Non Performing Loans       3,062   2,825   2,801   3,392   2,627


Percent of Gross Loans              2.04%   1.94%   2.04%   2.08%   2.86%
Reserve Coverage of Non
 performing loans                  49.05%  49.59%  54.23%  71.26%  54.11%

When a loan reaches non-accrual status, it is determined that future collection of interest and principal is doubtful. At this point, the Bank's policy is to reverse the accrued interest and to discontinue the accrual of interest until the borrower clearly demonstrates the ability to resume normal payments. Our portfolio of non-accrual loans for the years ended 1997, 1996, 1995, 1994, and 1993 are made up primarily of commercial real estate loans and residential real estate loans.
Management does not anticipate any substantial effect to future operations if any of these loans are liquidated. Although interest is included in income only to the extent received by the borrower, deferred taxes are calculated monthly, based on the accrued interest of all non-accrual loans. This accrued interest amounted to $216,770 in 1997, $309,388 in 1996, $256,754 in 1995, $181,930 in 1994, and $119,849 in 1993. The
corporation had total foreign loans of less than one percent in 1997, and has no loan concentration in any industrial category.

                              DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for the last three years. (Dollars in Thousands)
December 31,              1997              1996             1995

                          Amount     Rate   Amount     Rate   Amount     Rate
Non-Interest Bearing
 Demand Deposits           18,694    0.00%   17,493    0.00%   16,082    0.00%
NOW & Money Market Funds   39,337    3.55%   41,383    3.68%   35,474    3.80%
Savings Deposits           31,907    2.75%   32,320    2.92%   33,535    2.99%
Time Deposits              94,751    5.60%   96,227    5.90%   93,314    6.28%
   Total Deposits         184,689    4.10%  187,423    4.35%  178,405    4.60%

Increments of Maturity of time certificates of deposit and other time deposits of $100,000 or more issued by domestic offices outstanding on
December 31, 1997 are summarized as follows:
                                           Time Certificates
               Maturity Date               of Deposit

               3 Months or Less             2,551
               Over 3 through 6 Months      1,295
               Over 6 through 12 Months     5,814
               Over 12 Months               8,522
                   Total                   18,182

                      RETURN ON EQUITY AND ASSETS

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years
                                          December 31,

                                  1997          1996          1995

Return on Average Assets           1.02%         1.07%         1.00%
Return on Average Equity          10.69%        12.16%        12.13%
Dividend Payout Ratio             77.02%        63.29%        63.66%
Ave. Equity to Ave. Assets Ratio   9.57%         8.84%         8.23%

Item 2.  Properties

Community Bancorp. does not own or lease real property. The Corporation's offices are located at the main offices of the Bank. All of the Bank's offices are located in Vermont. In addition to the main office in Derby, the Bank maintains facilities located in; City of Newport, Town of Barton and St. Johnsbury, and Villages of Island Pond, Troy and Derby Line. As mentioned earlier, the newly acquired Liberty Savings Bank shares the same address as the main offices as it does not maintain a facility.

The Bank's main offices are located in a two-story brick building on U.S. Route 5 in Derby, Vermont. The main banking lobby and adjacent offices were constructed in 1972, expanded in 1978, and the most recent expansion was completed in July 1993, providing us with a total of 15,000 square feet at this location. The main office is equipped with a drive-up facility as well as an Automated Teller Machine (ATM). Computer and similar support equipment is also located in the main office building. The building previously housing our computer equipment currently houses three offices for two different departments associated with the Bank and also serves as a conference center for the Bank as well as various non-profit organizations, free of charge, upon request.

The Bank's Derby Line office, which the bank owns, is located on Main Street in a renovated bank building. The facility consists of a small banking lobby containing approximately 200 square feet and a walk-up window accessible to pedestrians. Recent renovations to the walk-up window area and updated signs have helped to give this office a fresh new appearance.

The Island Pond office is located in the renovated "Railroad Station" acquired by the town of Brighton in 1993. The bank leases approximately two-thirds of the downstairs including a banking lobby and a drive-up window. An ATM was installed in May of 1997. The other portion of the downstairs is occupied by an information center, and the upstairs section houses the Island Pond Historical Society.

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

The Bank's Newport office is located in a facility leased from Twin Islands Realty, adjacent to RJ's Friendly Market (formerly Fedele's Grocery). This facility consists of approximately 974 square feet and includes a small
banking lobby.   The lease on this facility has been extended to March 31,
1999, at which time the office will be moved into a condominium space in the state office building on Main Street in Newport. The Bank will occupy approximately 3,084 square feet on the first floor of the building for a full service banking lobby equipped with a remote drive-up facility. In addition, the Bank will own approximately 4,400 square feet on the second floor for future expansion.

The Bank's Troy office is located in a new facility, which was leased for a few years and then purchased in 1992 from Tom and Eleanor Watts. The bank currently leases space to one tenant while maintaining approximately 2,200 square feet for their own use. An ATM was installed during 1994 to provide the same type of limited 24-hour accessibility as our Derby, Barton, Island Pond and St. Johnsbury offices.

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


Item 4.  Submission of Matters to a Vote of Security Holders

None.


PART II.


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters


Common Stock Performance by Quarter

The Company's stock is listed on the NASDAQ Exchange. Although there is no established public trading market in the Company's common stock, several brokerage firms follow the stock and maintain a minor market in it.

                                     1997
                      First    Second    Third     Fourth

   Trade price
     High             $19.50   $20.00    $22.00    $23.50
     Low              $18.75   $19.50    $20.00    $22.85
    Cash Dividends
     Declared          $0.28    $0.28     $0.28     $0.28

                                     1996
                      First    Second    Third     Fourth
    Trade price
     High             $17.25   $18.00    $19.00    $18.75
     Low              $16.50   $17.50    $17.50    $18.50

    Cash Dividends
     Declared          $0.26    $0.26     $0.26     $0.26

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to Pages 26-31 of the Annual Report to Shareholders for the fiscal year 1997.

Selected Financial Data

SELECTED FINANCIAL DATA
(Not covered by Report of Independent Public Accountants)
(Dollars in thousands, except per share data)
Year Ended December 31,    1997      1996      1995      1994      1993

Total Interest Income         16,817    16,532    15,406    13,605    13,127
Less:
Total Interest Expense         7,834     8,177     8,248     6,807     6,158
  Net Interest Income          8,983     8,355     7,158     6,798     6,969
Less:
Provision for Loan Losses        660       365       120       180       150

Other Operating Income         1,589     1,281     1,181     1,057     1,260
Less:
Other Operating Expense        7,012     6,397     5,943     5,459     4,957
  Income Before Income Taxes   2,900     2,874     2,276     2,216     3,122

Gain due to FASB 109 (1)         N/A       N/A       N/A       N/A        35
Less:
Applicable Income Taxes (3)      755       654       324       329       643

  Net Income                   2,145     2,220     1,952     1,887     2,514

Per Share Data: (2)

Earnings per Share
       Primary                  1.44      1.55      1.42      1.44      1.97
       Fully Diluted            1.43      1.52      1.38      1.37      1.87

Cash Dividends Declared         1.12      1.04      0.96      0.88      0.80

Weighted Average Number of
Common Shares Outstanding
     Primary               1,488,224 1,431,354 1,372,930 1,314,558 1,273,474
     Fully Diluted         1,504,382 1,459,184 1,416,416 1,379,314 1,342,505
Number of Common Shares
   Outstanding             1,507,534 1,452,284 1,397,040 1,328,102 1,292,083

Balance Sheet Data:

Net Loans                    147,747   143,298   134,812   130,794   123,686

Total Assets                 213,032   205,536   197,382   191,315   178,649

Total Deposits               187,580   183,854   178,884   174,676   162,927

Total Liabilities            192,552   186,425   179,801   175,796   164,007

Subordinated Debentures          104       170       265       551       571

Total Shareholder Equity      20,480    19,111    17,580    15,518    14,642

<F1> FASB 109 was adopted in the first quarter of 1993 as required, resulting in a one-time adjustment to income.

<F2> Per share data for prior years restated to reflect 5% stock dividend in first quarter of 1997.

<F3> Applicable Income Taxes above includes the income tax effect, assuming a 34% tax rate on securities gains (losses), which totaled $0 in 1997, ($656) in 1996, $6,272 in 1995, $7,021 in 1994, and ($7,128) in 1993.

                   QUARTERLY RESULTS OF OPERATIONS

The following is an unaudited summary of the quarterly results of operations for the years ended December 31, 1997, 1996 and 1995.
(Dollars in thousands, except per share data)
         1997                 MAR. 31   JUNE 30   SEPT. 30  DEC. 31

 Interest Income              4,040     4,172     4,253     4,352
 Interest Expense             1,897     1,924     1,999     2,014
 Net Interest Income          2,143     2,248     2,254     2,338
 Provisions For Loan Losses     205       105       215       135
 Other Operating Expenses     1,523     1,932     1,804     1,752
 Income Before Taxes            695       832       576       798
 Applicable Income Taxes        175       220       125       236
 Net Income                     520       612       451       562

 Net Income Per Share:

  Primary                      0.35      0.41      0.30      0.38
  Fully Diluted                0.35      0.41      0.30      0.37

         1996

 Interest Income              4,032     4,145     4,163     4,192
 Interest Expense             2,092     2,094     2,041     1,949
 Net Interest Income          1,940     2,051     2,122     2,243
 Provisions For Loan Losses      37       122        80       125
 Other Operating Expenses     1,546     1,630     1,643     1,578
 Income Before Taxes            607       662       721       884
 Applicable Income Taxes        140       149       182       184
 Net Income                     467       513       539       700

 Net Income Per Share(1):

  Primary                      0.33      0.36      0.38      0.48
  Fully Diluted                0.32      0.36      0.37      0.47

         1995

 Interest Income              3,594     3,788     3,928     4,096
 Interest Expense             1,961     2,067     2,100     2,120
 Net Interest Income          1,633     1,721     1,828     1,976
 Provisions For Loan Losses      30        30        30        30
 Other Operating Expenses     1,508     1,495     1,463     1,477
 Income Before Taxes            345       511       616       804
 Applicable Income Taxes         42        93       125        63
 Net Income                     303       418       491       741

 Net Income Per Share (1):

  Primary                      0.23      0.31      0.36      0.52
  Fully Diluted                0.22      0.29      0.35      0.52

<F1> Per share data restated to reflect 5% stock dividend in first quarter of 1997.

         CAPITAL RATIOS
Community Bancorp. and Subsidiaries
   (Dollars in Thousands)
                                                                 ANNUAL
                                                               GROWTH RATE

   At December 31,                 1997    1996    1995      '97/'96   '96/'95

Total Assets                       213,001 205,536 197,382     3.63%     4.13%

Less Goodwill (3)                     (343)      0       0

Allowance for Possible Loan Losses   1,502   1,401   1,519     7.21%    -7.77%

   Total Adjusted Assets           214,160 206,937 198,901     3.66%     4.04%

Gross Risk-Adjusted Assets         106,298 102,922  97,860     3.28%     5.17%

Allowance for Loan Loss over
 limit(2)                              173     114     296    51.75%   -61.49%

   Total Risk-Adjusted Assets      106,125 102,808  97,564     3.23%     5.37%

Shareholders' Equity (Tier l)       20,480  19,111  17,580     7.16%     8.71%

LESS:
  Valuation Allowance for Securities    34       8      51

  Intangible Assets(3)                 352       6       2

  Total Adjusted Tier 1 Capital(1)  20,094  19,097  17,527     5.22%     8.96%

Eligible Discounted Subordinated
 Debt                                   42      85     150   -50.59%   -43.33%

Max. Allowance for Possible Loan
 Losses                              1,329   1,287   1,223     3.26%     5.23%

  Total Capital (Tier II)           21,465  20,469  18,900     4.87%     8.30%

                                             1997    1996      1995

Tier l Capital/Total Adjusted Assets          9.37%   9.23%     8.81%

Tier ll Capital/Total Adjusted Assets        10.01%   9.89%     9.50%

Tier l Capital/Total Risk-Adjusted Assets    18.93%  18.58%    17.96%

Tier ll Capital/Total Risk-Adjusted Assets   20.23%  19.91%    19.37%

<F1>  Net unrealized holding gains and losses on available-for-sale securities are excluded from common stockholders' equity for regulatory capital purposes. However, National Banks continue to deduct unrealized losses on equity securities in their computation of Tier I Capital.

<F2>  The maximum allowance for possible loan losses used in calculating primary (Tier ll) capital is the lower of the period end allowance for possible losses or 1.25% of gross risk-adjusted assets, as implemented by regulatory capital guidelines in 1992.

<F3>  Included in the 1997 balance of intangible assets is $342,662 in goodwill associated with the acquisition of Liberty Savings Bank. Excess mortgage servicing rights totaling $9,452, $5,808, and $1,955 for 1997, 1996, and 1995, respectively comprise the balance of intangible assets.

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

The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 1997.  The figures shown are reported in thousands.
                        0-3 Months 4-12 Months 1-5 Years Over 5 Years Total
Rate Sensitive Assets:
Loans                   $ 29,920   $66,089     $46,126   $  7,981     $150,116
Investments - taxable      4,024     9,080      19,207          0       32,311
Investments - tax-exempt   1,259     5,215       1,543      1,837        9,854
Other investments              0         0           0      1,100        1,100
Federal funds sold         3,650         0           0          0
    Total               $ 38,853   $80,384     $66,876   $ 10,918     $197,031

Rate Sensitive Liabilities:

NOW & super NOW
 accounts               $      0   $     0     $     0   $ 17,893     $ 17,893
Savings deposits               0     2,053           0     28,000       30,053
Time deposits(1)          33,758    38,065      15,480          0       87,303
Variable rate
 time deposits            20,459    11,193         382          0       32,034
Other borrowed funds       4,000         5          15         40        4,060
    Total               $ 58,217   $51,316     $15,877   $ 45,933     $171,343

Interest sensitivity
 Gap                    $(19,364)  $29,068     $50,999   $(35,015)

GAP Ratio                  -9.83%   14.75%      25.88%    -17.77%

Cumulative interest
 sensitivity gap        $(19,364)  $ 9,704     $60,703   $ 25,688

Cumulative GAP Ratio       -9.83%    4.92%      30.80%     13.03%

<F1> Included in the time deposits category of 0 - 3 months are money market accounts totaling almost $21 million.


Item 7.  Financial Statements and Supplementary Data

The financial statements and related notes of Community Bancorp. and Subsidiaries are incorporated herein by reference from the Corporation annual report to shareholders for the year ended December 31, 1997 Page 10 through
Note 22 on Page 26.


Item 8.  Disagreements on Accounting and Financial Disclosures

Inapplicable.


PART III.

Item 9.  Directors and Executive Officers of the Registrant

Incorporated by reference to Pages 4-5 of the Corporation's Proxy Statement for the Annual Meeting of Shareholders on May 5, 1998.

                            Position with          Has Served As
Name, Age and               Community              Officer/Director
Principal Occupation        Bancorp.               Since
_________________________________________________________________

Stephen P. Marsh, 50        Vice President         07/01/73
Senior VP & Cashier         & Treasurer
Community National Bank

Rosemary M. Rowe, 56        Secretary              09/08/80
Vice President,
Community National Bank

Alan A. Wing, 53            Vice President         09/01/71
Sr. Vice President
Community National Bank

Item 10.  Executive Compensation

Incorporated by reference to the Corporation's Proxy Statement filed

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Corporation's Proxy Statement filed


Item 12.  Certain Relationships and Related Transactions

Incorporated by reference to the Corporation's Proxy Statement filed

PART IV.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) Financial Statements

Financial statements are incorporated by reference to the Annual Report to the shareholders for the year ended December 31, 1997.

(a) (3)  Exhibits

The following exhibits are incorporated by reference:

Exhibit 3 - Articles of Association and By-laws of Community Bancorp. are incorporated by reference to Community Bancorp.'s Registration Statement dated May 20, 1983 (Registration No.2-83166).
Exhibit 4 - Indenture dated August 1, 1984 between Community Bancorp. and Community National Bank as trustee, relating to $750,000 in principal amount of 11% Convertible Subordinated Debentures due 2004 is incorporated by reference to Community Bancorp.'s Registration Statement dated July 11, 1984 (Registration No. 2-92147).
Exhibit 5 - Indenture dated August 1, 1986, relating to $500,000 in principal amount of 9% Convertible Subordinated Debentures due 1998 is incorporated by reference to Community Bancorp.'s Registration Statement dated April 15, 1986 (Registration No. 33-4924).
Exhibit 13 - Portions of the Annual Report to Shareholders of Community Bancorp. for Year Ended December 31, 1997, specifically mentioned in this report, incorporated by reference.

(b)  Reports on Form 8-K

Form 8-K dated December 31, 1997, announcing the acquisition of Liberty Savings Bank, filed on January 26, 1998, is incorporated by reference.

Form 8-K dated March 10, 1998, announcing the two for one stock split for Community Bancorp., filed on March 23, 1998, is incorporated by reference.

The following exhibits are filed as part of this report:

Exhibit 22 - Subsidiaries of Community Bancorp.
Consent from A.M. Peisch & Company

Exhibit 22

Community Bancorp.'s subsidiaries include Community National Bank, a banking corporation incorporated under the Banking Laws of The United States, and Liberty Savings Bank, a New Hampshire guaranty savings bank.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           COMMUNITY BANCORP.


BY: /s/ Richard C. White                  Date: March 27, 1998
    Richard C. White, President
    and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Stephen P. Marsh                  Date: March 27, 1998
    Stephen P. Marsh, Treasurer
    and Chief Financial and
    Accounting Officer

COMMUNITY BANCORP. DIRECTORS


 /s/ Thomas E. Adams                      Date: March 27, 1998
 Thomas E. Adams

 /s/ Francis Allard                       Date: March 27, 1998
 Francis Allard

 /s/ Jacques R. Couture                   Date: March 27, 1998
 Jacques R. Couture

 /s/ Elwood G. Duckless                   Date: March 27, 1998
 Elwood G. Duckless

 /s/ Rosemary M. Lalime                   Date: March 27, 1998
 Rosemary M. Lalime

 /s/ Marcel Locke                         Date: March 27, 1998
 Marcel Locke

 /s/ Anne T. Moore                        Date: March 27, 1998
 Anne T. Moore

 /s/ Dale Wells                           Date: March 27, 1998
 Dale Wells

 /s/ Richard C. White                     Date: March 27, 1998
 Richard C. White


	CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
We consent to the incorporation by reference in this Annual Report (Form 10-KSB) of Community Bancorp. of our report dated January 7, 1998, included in the 1997 Annual Report to Shareholders of Community Bancorp.

We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-18535) pertaining to the Community Bancorp. Dividend Reinvestment Plan and in the Registration Statement (Form S-8 No. 33-44713) pertaining to the Community Bancorp. Retirement Savings Plan of our report dated January 7, 1998, with respect to the consolidated financial statements incorporated herein by reference of Community Bancorp. included in the Annual Report (Form 10-KSB) for the year ended December 31, 1997.


/s/A.M. Peisch & Company

March 27, 1998
St. Johnsbury, Vermont
VT Reg. No. 92-0000102