Form 10QSB
period 1998-03-31
COMMUNITY BANCORP /VT
filed 1998-05-07
CIK 718413

CONFORMED COPY

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-QSB


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

                For Three Months Ended March 31, 1998
                   Commission File Number 0-16435

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


                         Not Applicable
     Former Name, Former Address and Formal Fiscal Year
               (If Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ( X )  No (  )

At March 31, 1998, there were 1,548,868 shares issued of the Corporation's $2.50 par value common stock, and 1,519,238 shares outstanding.

Total Pages - 19 Page


                     PART I.  FINANCIAL INFORMATION

                     Item 1.  Financial Statements

COMMUNITY BANCORP. AND SUBSIDIARIES
Balance Sheet
(Unaudited)                                March 31    December 31 March 31
                                           1998        1997        1997

Assets
  Cash and due from banks                    8,389,764  10,657,610   3,961,514
  Federal funds sold                         3,475,000   3,650,000      25,000
     Total cash and cash equivalents        11,864,764  14,307,610   3,986,514
  Securities held-to-maturity (market value
   $34,521,085 at 3/31/98, $34,125,823 at
   12/31/97, and $40,565,495 at 3/31/97)    34,417,776  34,125,802  40,813,179
  Securities available-for-sale             15,045,313   8,039,063   7,894,063
  Restricted equity securities               1,099,750   1,099,750   1,099,750
  Loans                                    149,398,013 150,115,852 145,624,180
    Allowance for loan losses               (1,553,433) (1,502,202) (1,491,326)
    Unearned net loan fees                    (864,058)   (866,589)   (883,155)
      Net loans                            146,980,522 147,747,061 143,249,699
  Bank premises and equipment, net           3,220,527   3,285,661   3,379,143
  Accrued interest receivable                1,577,022   1,460,298   1,594,440
  Other real estate owned, net                 746,935   1,088,867     719,032
  Other assets                               1,876,996   1,847,292   1,665,580
      Total assets                         216,829,605 213,001,404 204,401,400

Liabilities and Stockholders' Equity

Liabilities
  Deposits:
    Demand, non-interest bearing            19,201,814  20,297,137  17,762,133
    NOW and money market accounts           42,308,496  40,562,693  39,358,522
    Savings                                 30,954,505  30,053,422  32,317,846
    Time deposits, $100,000 and over        18,462,314  18,182,338  18,072,591
    Other time deposits                     80,277,987  78,484,811  76,394,885
      Total deposits                       191,205,116 187,580,401 183,905,977

  Borrowed funds                             4,060,000   4,060,000      65,000
  Accrued interest and other liabilities       824,398     776,646     901,142
  Subordinated convertible debentures           93,000     104,000     135,000
      Total liabilities                    196,182,514 192,521,047 185,007,119

Stockholders' Equity
  Common stock - $2.50 par value;
    2,000,000 shares authorized and 1,548,868 shares
    issued at 3/31/98, 1,537,163 issued at 12/31/97,
    and 1,498,296 issued at 3/31/97          3,872,172   3,842,907   3,745,981
  Additional paid-in capital                 8,177,074   7,978,435   7,451,478
  Retained earnings                          9,025,740   9,070,443   8,690,893
  Unrealized gain on securities available-
    for-sale, net of tax                        17,270      33,709     (49,067)
  Less: treasury stock, at cost
    29,630 shares at 3/31/98, 29,629 shares
    at 12/31/97, and 29,622 shares at 3/31/97 (445,165)   (445,137)   (445,004)
      Total stockholders' equity            20,647,091  20,480,357  19,394,281

Total liabilities and stockholders' equity 216,829,605 213,001,404 204,401,400

COMMUNITY BANCORP. AND SUBSIDIARIES
Statements of Income
(Unaudited)
For The First Quarter Ended March 31,       1998        1997        1996

Interest income
  Interest and fees on loans                3,478,386   3,324,518   3,232,788
  Interest and dividends on investment securities
    U.S. Treasury securities                  457,196     534,499     491,736
    U.S. Government agencies                   20,419      20,727      10,823
    States and political subdivisions         143,183     138,605     196,370
    Dividends                                  18,564      17,178      17,818
  Interest on federal funds sold              106,702       4,942      82,601
      Total interest income                 4,224,450   4,040,469   4,032,136

Interest expense
  Interest on deposits                      1,941,022   1,881,874   2,084,823
  Interest on other borrowed funds             46,800      12,680       1,915
  Interest on subordinated debentures           2,227       3,282       5,400
      Total interest expense                1,990,049   1,897,836   2,092,138

 Net interest income                        2,234,401   2,142,633   1,939,998
 Provision for loan losses                   (200,000)   (205,000)    (37,500)
 Net interest income after provision        2,034,401   1,937,633   1,902,498

Other operating income
  Trust department income                      22,682      22,049      26,202
  Service fees                                161,511     162,386     111,069
  Security gains (losses)                           0           0           0
  Other                                       104,553      96,237     113,663
      Total other operating income            288,746     280,672     250,934

Other operating expenses
  Salaries and wages                          707,951     628,928     640,430
  Pension and other employee benefits         174,314     133,331     150,867
  Occupancy expenses, net                     321,633     290,569     301,117
  Other                                       597,697     470,561     453,649
      Total other operating expenses        1,801,595   1,523,389   1,546,063

  Income before income taxes                  521,552     694,916     607,369
  Applicable income taxes (credit)            113,873     174,828     140,151
     Net Income                               407,679     520,088     467,218


 Earnings per common share on weighted average   0.27        0.35        0.33
 Weighted average number of common shares
 Used in computing earnings per share       1,518,898   1,466,979   1,411,755
 Dividends per share                             0.30        0.28        0.26
 Book value per share on shares outstanding    $13.59      $13.21      $12.65

All 1996 per share data restated to reflect 5% stock dividend paid on February 1, 1997.

COMMUNITY BANCORP. AND SUBSIDIARIES
Statement of Cash Flows
For The First Quarter Ended March 31,       1998        1997       1996

Reconciliation of net income to net cash
 provided by operating activities:
  Net Income                                   407,679     520,088     467,218
Adjustments to reconcile net income to net
Cash provided by operating activities:
  Depreciation                                 101,258      87,352      91,978
  Provisions for possible loan losses          200,000     205,000      37,500
  Provisions for deferred taxes                (22,606)     (3,162)     21,123
  Securities (gains) losses                          0           0           0
  Loss (gain) on sales of OREO                   8,293      (7,729)     (1,516)
  Subsequent writedowns on OREO                  6,300           0           0
  Amortization of bond premium                 (37,498)      6,463       8,637
  Increase (decrease) in taxes payable         136,478     183,225      79,028
  (Increase) decrease in interest receivable  (116,724)    (55,803)   (211,453)
  (Increase) decrease in other assets          (22,566)   (277,453)    (70,820)
  Increase (decrease) in unamortized loan fees  (2,531)    (21,148)    (10,114)
  Interest (decrease) in interest payable       (9,839)        340     (12,403)
  Increase (decrease) in accrued expenses      (58,372)      4,264    (176,954)
  Increase (decrease) in other liabilities     (18,265)    (12,516)     50,805
   Net cash provided by operating activities   571,607     628,921     273,029

Cash Flows from investing activities:
 Investments - held to maturity
  Maturities and paydowns                    3,474,110     918,463   2,824,132
  Purchases                                 (3,759,745) (3,776,728)(16,503,650)
 Investments - available for sale
  Sales and maturities                               0           0   3,000,000
  Purchases                                 (7,000,000)          0           0
 Purchase of restricted equity securities            0     (36,700)    (23,300)
 Investment in limited partnership              21,688           0           0
 Increase in loans, net of payments            496,327    (326,679)   (477,832)
 Capital expenditures                          (36,124)    (45,136)   (181,900)
 Recoveries of loans charged off                29,143      36,274      21,702
 Costs incurred in acquiring OREO                    0           0           0
 Proceeds from sales of OREO                   370,939     106,332     210,000
  Net cash used in investing activities     (6,403,662) (3,124,174)(11,130,848)

Cash flows from financing activities:
 Net increase in demand deposits,
  NOW, Money Mkt. and savings                1,551,563    (566,240)  9,175,029
 Net increase in certificates of deposit     2,073,152     617,741    (179,661)
 Net (decrease) in other borrowed funds              0  (1,600,000)          0
 Payments to acquire treasury stock                (28)     (4,792)        (23)
 Dividends paid                               (235,478)   (210,340)   (191,216)
  Net cash provided by financing activities  3,389,209  (1,763,631)  8,804,129
  Net increase in cash and cash equivalents (2,442,846) (4,258,884) (2,053,690)
 Cash and cash equivalents:
    Beginning                               14,307,610   8,245,398   8,893,955
    Ending                                  11,864,764   3,986,514   6,840,265

Supplemental schedule of cash paid during the year
 Interest paid                               1,997,504   1,897,496   2,104,541
 Income taxes paid                                   0      (5,235)     40,000

Supplemental schedule of noncash investing
 and financing activities:
 Net change in securities valuation           ($24,908)   ($86,409)   ($60,100)
 OREO acquired in settlements of loans         $84,466    $188,091     $58,047
 Debentures converted to common stock          $11,000     $35,000     $41,000
 5% Stock dividend at market value                  $0  $1,294,006          $0

Dividends paid
 Dividends payable                            $452,382    $406,598    $345,934
 Dividends reinvested                        ($216,904)  ($196,258)  ($154,718)
                                              $235,478    $210,340    $191,216

                       AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information:
    Average earning assets (including non-accrual loans)
    Average interest bearing liabilities supporting earning assets
    Interest income and interest expense as a rate/yield
                             For the First Three Months Ended:
                                1998                           1997
                  Average      Income     Rate/   Average     Income     Rate/
                  Balance      Expense    Yield   Balance     Expense    Yield

EARNING ASSETS

Loans (gross)     149,575,993  3,478,386  9.43%   145,399,144 3,324,518  9.27%
Taxable Investment
 Securities        33,362,113    477,615  5.81%    37,744,850   555,226  5.97%
Tax-exempt Investment
 Securities(1)     11,701,072    213,821  7.41%    10,582,618   206,832  7.93%
Federal Funds
 Sold               3,488,766     45,014  5.23%       331,667     4,942  6.04%
Bank of Boston
 sweep account(2)   4,774,313     61,688  5.24%          N/A       N/A    N/A
Other Securities(3) 1,249,985     20,625  6.69%     1,213,693    19,274  6.44%
    TOTAL         204,152,242  4,297,149  8.47%   195,271,972 4,110,792  8.47%

INTEREST BEARING LIABILITIES

Savings Deposits   30,006,784    203,227  2.75%    32,038,143   216,936  2.75%
NOW & Money
 Market Funds      41,925,226    373,573  3.61%    40,113,900   350,483  3.54%
Time Deposits      98,202,744  1,364,222  5.63%    94,361,737 1,314,455  5.65%
Other Borrowed
 Funds              3,526,667     46,800  5.38%       820,964    12,680  6.26%
Subordinated
 Debentures            95,000      2,228  9.51%       138,000     3,283  9.65%
    TOTAL         173,756,421  1,990,050  4.61%   167,472,744 1,897,837  4.56%

Net Interest Income            2,307,099                      2,212,955
Net Interest Spread(4)                    3.86%                          3.91%
Interest Differential(5)                  4.58%                          4.60%

<F1> Income on investment securities of state and political subdivisions is stated on a tax equivalent basis (assuming a 34% tax rate).
<F2> Bank of Boston sweep account is a new interest bearing account effective for the 1998 calendar year.
<F3> Included in other securities are taxable industrial development bonds
     (VIDA), with income of approximately $2,100 for 1998 and 1997.
<F4> Net interest spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
<F5> Interest differential is net interest income divided by average earning
     Assets.

            CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

          The following table summarizes the variances in income
          for the first three months of 1998 and 1997 resulting from volume changes in assets and liabilities and fluctuations
          in rates earned and paid.
   RATE VOLUME                         Variance     Variance
                                       Due to       Due to      Total
                                       Rate(1)      Volume(1)   Variance

EARNING ASSETS

 Loans (gross)                          58,365       95,503     153,868
 Taxable Investment Securities         (14,867)     (62,744)    (77,611)
 Tax-Exempt Investment Securities(2)   (14,871)      21,860       6,989
 Federal Funds Sold                     (6,970)      47,042      40,072
 Bank of Boston sweep account (3)         N/A          N/A         N/A
 Other Securities                          775          576       1,351
    Total Interest Earnings             22,432      102,237     124,669

INTEREST BEARING LIABILITIES

Savings Deposits                            49      (13,758)    (13,709)
NOW & Money Market Funds                 7,264       15,826      23,090
Time Deposits                           (3,738)      53,505      49,767
Other Borrowed Funds                    (7,670)      41,790      34,120
Subordinated Debentures                    (47)      (1,008)     (1,055)
    Total Interest Expense              (4,142)      96,355      92,213

<F1> Items which have shown a year-to-year increase in volume have variances allocated as follows:
              Variance due to rate = Change in rate x new volume
              Variance due to volume = Change in volume x old rate
     Items which have shown a year-to-year decrease in volume have variances allocated as follows:
              Variance due to rate = Change in rate x old volume Variances due to volume = Change in volume x new rate
<F2> Income on tax-exempt securities is stated on a tax equivalent basis.
     The assumed rate is 34%.
<F3> Bank of Boston sweep account is a new interest bearing account effective for the 1998 calendar year, therefore, no variances are available.

                            COMMUNITY BANCORP.

EARNINGS PER SHARE
For The First Quarter Ended March 31,      1998         1997         1996

Net Income                                   407,679      520,088      467,218

Average Number Of Common
Shares Outstanding                         1,518,898    1,466,979    1,411,755

Earnings Per Common Share                       0.27         0.35         0.33

                                PART I.
                                Item 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        THE RESULTS OF OPERATIONS
                       Quarter Ended March 31, 1998


   Community Bancorp. is a bank holding company whose subsidiaries include Community National Bank and Liberty Savings Bank. On December
31, 1997, Community Bancorp. acquired all of the outstanding stock and assets of Liberty Savings Bank, a New Hampshire guaranty savings bank. Currently this bank does not have any offices or deposit taking authority, and shares the mailing address of Community Bancorp. It is the intention of management to operate this bank initially as a lending facility in the northern part of New Hampshire, with the intent to take deposits and operate as a full service bank sometime in the future. Management is working with the board of directors to find a suitable location for this endeavor. Community National Bank has a small customer base in the state of New Hampshire and hopes to broaden its base through Liberty Savings Bank. Most of the Bancorp's business is conducted through Community National Bank, therefore, the following narrative is based primarily on this Bank's operations. The Balance Sheet and Statements of Income preceding this section are consolidated figures for Community Bancorp. and subsidiaries ("Company"), and can be used in conjunction with the other reports following them to provide a more detailed comparison of the information disclosed in the following narrative.


LIQUIDITY

   Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Our time deposits greater than $100,000 increased almost $280 thousand or 1.5% for the first quarter of 1998 compared to year end 1997, and increased almost $390 thousand or 2.2% compared to the first quarter of 1997. Other time deposits increased from $76.39 million at the end of the first quarter of 1997 to $78.48 million at the end of the 1997 calendar year, and then increased to $80.28 million as of the end of the first quarter of 1998, an increase of $1.8 million or 2.3% compared to year end 1997, and an increase of $3.9 million or 5% compared to the first quarter of 1997. A review of these deposits, primarily the time deposits over $100,000 indicates that they are primarily generated locally and regionally and by established customers of the Company. The Company has no brokered deposits. All other interest bearing deposit accounts in total increased 2.2% to end the three month comparison period at $73.3 million for 1998 compared to $71.7 million for 1997. Our gross loan portfolio increased from $145.6 million for the first quarter of 1997 to $149.4 million for the first quarter of 1998 or 2.67%. Of this total portfolio of $149.4 million, $81.7 million are scheduled to reprice or mature within one year compared to almost $80 million a year ago. Federal funds sold increased dramatically from $25 thousand for the first quarter of 1997 to $3.5 million for the same period in 1998. At the end of the first quarter of 1998, the Company held in it's investment portfolio treasuries classified as "Available-for-Sale" at a market price of just over $15 million, compared to almost $7.89 million for the same period in 1997. In terms of liquidity, these securities are considered short term, thereby increasing the portfolio of liquid assets. The remaining portfolio of available for sale investments of almost $1.1 million are made up of equity securities the Company is required to maintain in the form of bank stock. The Company also has access to a total of almost $130 million in liquid assets consisting of two credit lines with a total available of $6.1 million, and approximately $92 million of borrowing capacity through FHLB. Included in the $130 million are securities classified as "Held-to-Maturity" with a book value of $34.4 million, of which $4 million are pledged, netting a balance of $30.4 million, with a net market value of $30.5 million.




RESULTS OF OPERATIONS

   Net Income for the first quarter ended March 31, 1998 was $407,679 representing a decrease of 21.6% and 12.7% respectively, over the net income figures of $520,088 for the first quarter ended March 31, 1997, and $467,218 for the same period ended in 1996. The results of this are earnings per share of $0.27 for the first quarter of 1998 versus $0.35 for the first quarter of 1997, and $0.33 for the first quarter of 1996. The first quarter of 1998 was not as profitable compared to the same period in 1997 due in part to three considerable increases. State deposit tax almost tripled for the first quarter of 1998 with a reported figure of $52,352 compared to $19,905 for the first quarter of 1997. Expense associated with OREO properties went from $10,714 for the first quarter of 1997 to just under $40,000 for the same period in 1998, resulting in almost a quadruple increase. Loss on limited partnerships of $26,988 was reported for the first quarter of 1998, with no reported loss for the same period last year. The first quarter of 1997 was more profitable compared to the same period in 1996 due in part to a decrease in interest paid on deposit accounts, and a restructuring of the fees charged on these accounts, resulting in more non interest income.

   A cash dividend of $0.30 per share was declared payable on February 1, 1998, to shareholders of record as of January 15, 1998. This represents a 7.1% increase over the quarterly dividends last year of $0.28 per share. Additionally, a two for one stock split to be accomplished by a 100% stock dividend was declared in a press release dated March 13, 1998, to shareholders of record as of May 15, 1998, payable June 1, 1998. This stock split is contingent upon the approval by the company's shareholders of a proposal to increase the number of shares the Company may issue. This proposal is contained in an amendment to the Company's Articles of Association, and will be voted on at the annual shareholder's meeting to be held on May 5, 1998.

   Net interest income, the difference between interest income and expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, rate sensitivity of earning assets as well as interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets.

   Net interest income for the first quarter comparison periods started at $1.94 million for 1996 and increased to $2.14 million for 1997, and then increased to $2.23 million for 1998, resulting in an increase of 4.3% for 1998 versus 1997, and 10.4% for 1997 versus 1996. Total interest income for the first quarter of 1998 reported a favorable increase for 1998 compared to 1997, with an increase of $183,981 or 4.6% while a less than favorable increase of $8,333 or .2% was reported for the first quarter of 1997 compared to 1996. Interest expense increased for the first quarter of 1998 compared to the first quarter of 1997 with an increase of $92,213 or 4.86% while a decrease of $102,089 or 4.88% for 1997 versus 1996. In view of the moderate increase in interest expense for 1998 versus 1997 and the decrease compared to 1996, an increase in net interest income was in line. A review of the interest earned on loans, the major source of interest income, reveals an increase of 4.6% for 1998 compared to 1997 and an increase of 2.84% for 1997 compared to 1996. Interest paid on deposits, the major source of interest expense, shows an increase of 3.14% and a decrease of 9.73%, respectively.

   The following paragraphs are comparisons of average balances and the respective average yield. Reference can be made to the tables labeled "Average Balances and Interest Rates" and "Changes in Interest Income and Interest Expense" for a more detailed look at these variances. Keeping in mind that income on tax exempt securities is stated at the tax equivalent yield, the interest figures presented for these securities on these two tables are higher than those presented on the consolidated statement of income for the first quarters ended 1998, 1997, and 1996.

   The average volume of loans increased by $4.2 million or 2.87%, and the yield on these loans increased from 9.27% for the first three months of 1997 to 9.43% for the first three months of 1998, an increase of 16 basis points. Income from loans for the first quarter of 1998 increased to $3.5 million or by 4.6% compared to $3.3 million for the same period in 1997.

   The average volume of taxable investments decreased to $33.4 million or by 11.6%, and the yield on these investments for the first three months of 1998 fell by 16 basis points to end the three month comparison period at 5.81% versus 5.97% a year ago. Of this total taxable investment of $33.4 million, $15 million are investments classified as available-for-sale, with the remaining $18.4 million classified as held-to-maturity. Income for the first three months decreased in 1998 compared to 1997 by $77,611 to a reported income figure of $477,615 versus $555,226 a year ago. Included in these figures for 1998 is the Treasury Strip for Liberty Savings Bank with an average balance of $1,400,651 and income for the first three months of 1998 of $24,941.

   An increase is noted in the average volume of tax-exempt investments reported at $10.6 million for the first three months of 1997 versus $11.7 million for the same period in 1998, an increase of 10.6%, all of these investments are classified as held-to-maturity. Income on these investments followed the average volume pattern increasing to $213,821 from $206,832 for the first three months of 1998 and 1997 respectively. The tax equivalent yield for the first three months of 1998 decreased 52 basis points to a reported 7.41% compared to 7.93% for the same period in 1997.

   Other securities ended the first quarter in 1998 at an average volume of $1.25 million, resulting in a 3% increase compared to the same quarter last year. Of this total almost $1.1 million are equity securities and, under the guidelines, are classified as available-for-sale with the remaining $150 thousand classified as held-to-maturity. Income increased slightly for 1998 compared to 1997, with reported figures of $20,625 and $19,274, respectively.

   The Company currently has no investments classified as trading securities, and due to the guidelines of its investment policy, does not intend to carry any of these securities. The yield on treasuries remains above the yield on other short term investments such as federal funds, therefore, the Company continues to invest more in these higher yielding treasuries.

   The average volume of federal funds sold increased from $331,667 to $3.5 million for the comparison periods. Interest income on federal funds sold increased to $45,014, with an average yield of 5.23% for the first quarter of 1998, compared to income of $4,942, with an average yield of 6.04% for the first quarter of 1997, an increase in income of $40,072, with a decrease in yield of 81 basis points.

   A sweep account was opened at the Bank of Boston during the first month of 1998. An average volume of $4.8 million, with an average yield of 5.24% was reported for the first quarter of 1998.

   In total, our average earning assets increased to $204.2 million or by 4.6% during the first three months of 1998, compared to the same period in 1997, while the average yield on those earning assets remained at 8.47%.

   A decrease of $2 million is noted in the average volume of savings Deposits with reported first quarter ending figures of just over $32 million for 1997 versus $30 million for 1998. Interest expense associated with savings accounts decreased as well from $216,418 for the first three months of 1997 to $203,227 for the same period in 1998, a decrease of $13,709 or 6.3%.

   An increase of $1.8 million is reported in the average volume of NOW & money market funds, which ended the first three months of 1997 at an average volume of $40.1 million compared to an average volume as of March 31, 1998 of $41.9 million. Interest expense on these funds increased to $373,573 with an average yield of 3.61% for the first three months of 1998 compared to $350,483 with an average yield of 3.54% for the first three months of 1997.

   The average volume of time deposits increased from $94.4 million for the first three months of 1997 to $98.2 million for the same time period in 1998, an increase of $3.8 million or just over 4%. Interest expense on time deposits increased to $1.4 million with an average yield of 5.63% for the first three months of 1998, compared to $1.3 million with an average yield of 5.65% for the same time period in 1997.

   Other borrowed funds increased to an average volume of $3.5 million with an average yield of 5.38%, resulting in an increase in volume of $2.7 million, and a decrease in yield of 88 basis points.

   Subordinated debentures continued to decrease in the first quarter of 1998 to end the three month period at an average volume of $95,000 with a yield of 9.51%. Redemption activity was more frequent for the 9% debentures compared to the 11% debentures for the calendar years 1994 - 1997, but, because the redemption period for the 11% debentures has now begun, an increase in redemption activity is noted for these debentures as well. The redemption period refers to the period of time prior to maturity in which the redemption price is greater. The redemption period for the 9% debentures is now in its final phase. The redemption prices and time periods for the respective debentures are as follows:

    11% Debentures
    August 1, 1997 - July 31, 1998    104%
    August 1, 1998 - July 31, 2000    103%
    August 1, 2000 - July 31, 2002    102%
    August 1, 2002 - July 31, 2004    101%
    9% Debentures
    August 1, 1997 - July 31, 1998    101%

   In summary, the tax equivalent net interest income increased from $2.21 million for the first three months of 1997 to $2.28 million for the first three months of 1998, an increase of 3%. The net interest spread as defined on the "Average Balances and Interest Rates" report, was 3.87% for the first three months of 1998, compared to 3.91% for the same period in 1997. The yield on total interest bearing assets remained the same while the yield on interest bearing liabilities increased from 1997 to 1998 creating a decrease of four basis points in the net interest spread reported at 4.60% as of March 31, 1997 and 4.56% for March 21, 1998.


ALLOWANCE FOR POSSIBLE LOSSES ON LOANS
   Management not only follows very structured underwriting guidelines, but also has in place a very thorough loan review policy. These measures help to insure the adequacy of the loan loss coverage. An ongoing review of the loan portfolio is conducted by the Executive Officers and the Board of Directors, who meet to discuss, among other matters, potential exposures. Factors considered are each borrower's financial condition, the industry or sector for the economy in which the borrower operates, and overall economic conditions. Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency. A variety of loans are reviewed periodically by an independent firm in order to assure accuracy and compliance with various policies and procedures set by the regulatory authorities. The Company also employs a Loan Review
Officer whose duties include, among others, a review of the loan portfolio including delinquent and non-performing loans.

   Specific Allocations are made in situations management feels are at a greater risk for loss. A quarterly review of the Qualitative Factors, which among others are "Levels of, and Trends in, Delinquencies and Non-Accruals" and "National and Local Economic Trends and Conditions" helps to ensure that areas with potential risk are noted and coverage increased or decreased to reflect the trends in delinquencies and non-accruals. Residential first mortgage loans make up the largest part of the loan portfolio and have the lowest historical loss ratio helping to alleviate the overall risk.

   The valuation allowance for loan losses of $1.55 million as of March 31, 1998 constitutes 1.03% of the total gross loan portfolio, compared to $1.49 million or 1.02% for the same period in 1997. In management's opinion, this is adequate and reasonable, particularly in view of the fact that as of March 31, 1998, $122.3 million of the total loan portfolio, or 81.87% consists of real estate mortgage loans. Included in this total of $122.3 million are $98.9 million, or 66.2%, of one to four family residential mortgage loans. Figures for the same period a year ago are $118.8 million in real estate mortgage loans, or 81.6%, with a one to four family mortgage loan portfolio of $95 million or 65.3%. This large loan volume, together with the low historical loan loss experience helps to support our basis for loan loss coverage. Furthermore, if the eligible loan portfolio base were reduced by the aggregate of the residential mortgage loan sector of the portfolio, the valuation allowance for loan losses of $1.55 million would constitute 3.1% of the eligible loans, compared to 2.9% a year ago. In management's opinion, a loan portfolio consisting of 81.87% in residential and commercial real estate secured mortgage loans is by far more stable and less vulnerable than a portfolio with a higher concentration of unsecured commercial and industrial loans or personal loans.

   In May, 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Company adopted this new rule effective for the 1995 calendar year as required. This statement allows the Company to classify its in-substance foreclosures as loans and disclose them as impaired loans, as long as regulatory guidelines are followed. Loans will generally be valued at the lower of either the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. This new rule was immaterial upon implementation, and continues to have no significant effect on the financial position or results of operation of the Corporation as of the date of this report.

   Non-Performing assets for the Company are made up of three different types of loans, "90 Days or More Past Due", "Other Real Estate Owned"
(OREO), and "Non-Accruing Loans". A comparison of these non-performing assets for 1998 and 1997 reveals a combined increase in loans 90 days or more past due and OREO of 26.17% and a decrease in non-accrual loans of 9.3%. The portfolio of non-accruing loans which make up the biggest portion of the non-performing assets, consists of $1.7 million or 87.2% of real estate secured mortgage loans for the first three months of 1998 compared to $2 million or 94.2% for the same period last year.

Non-performing assets as of March 31, 1998 and 1997 were made up of the following:

                                                     1998        1997
   Non-Accruing loans                                $1,931,563  $2,130,256
   Loans past due 90 day or more and still accruing     268,837      86,741
   Other real estate owned                              746,935     719,032
        Total                                        $2,947,335  $2,936,029

   These totals of $2.95 million for 1998 and $2.94 million for 1997 equal 1.97% and 2.02% respectively, of total gross loans, as well as 1.36% and 1.44%, respectively of total assets. As of March 31, 1998, our reserve coverage of non-performance loans was 53% versus 51% a year ago.

   Other real estate owned is made up of property that the Company owns in lieu of foreclosure or through normal foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. It is the policy of the Company to value property in other real estate owned at the appraised value or book value of the loan, whichever is less. Our procedure is to appraise the property to determine the value as well as to determine if a write-down is necessary to bring the book value of the loan equal to the appraised value, prior to including the property in other real estate owned. Appraisals are then done periodically thereafter charging any additional write-downs to an expense account for subsequent write-downs.

   Our current portfolio of other real estate owned equals $746,935.
Eleven properties were obtained through the normal foreclosure process, and two properties were deeded "In lieu of foreclosure". All of our properties are located in Vermont and consist of the following; a condominium unit and land in Jay; four commercial condominium units in Newport; a vacation home in Jay; a single family residence in Barton; an apartment building in Orleans and one in Newport Center; a commercial building in Newport, and a farm in Newport Center. The farm carries a 90% FSA guarantee, thereby reducing our burden significantly. The Company is actively attempting to sell all of the other real estate owned, and expects no material loss on any of these properties. Other real estate owned is by definition a non-earning asset, and as such has a negative impact on the Company's earnings.

OTHER OPERATING INCOME AND EXPENSES

   Other operating income for the first quarter of 1998 was $288,746, compared to $280,672 for the first quarter of 1997, and $250,934 for the first quarter of 1996, an increase of $8,074 or 2.9% for 1998 versus 1997, and $29,738 or 11.85% for 1997 versus 1996. Service fees reports the only decrease for 1998 versus 1997 decreasing $875 or just over 1/2 percent, while it showed the only increase at $51,317, or 46.2% for 1997 versus 1996. Trust department income increased $633 or by 2.9% for the first quarter of 1998 versus 1997, but decreased 16% the same period of 1997 compared to 1996. Other income increased $8,316 for the first quarter of 1998 compared to 1997, while a decrease of $17,426 is noted in the comparison for 1997 versus 1996. In reviewing the components of other income, foreign exchange notes favorable income for both the first quarter of 1998 and 1997, while income from sold loans reports substantially less for the same comparison periods, contributing overwhelmingly to the decrease in other income for the first quarter of 1997 versus the same period in 1996, and the overall decrease in net income for the first quarter of 1998 versus 1997.

   Other operating expenses for the first quarter of 1998 was $1.8 million compared to $1.52 million for 1997, and $1.55 million for 1996 resulting in an increase of 18.3% for 1998 versus 1997, and a decrease of 1.5% for 1997 versus 1996. Salaries, the largest portion of other operating expenses, reported an increase of $79,023 or 12.5% for the first quarter of 1998 versus 1997, but showed a decrease of $11,502, or 1.8% for 1997 versus
1996. Other expenses reported the biggest increase for 1998 versus 1997, 1997. and the only increase for 1997 versus 1996 totaling $127,136 or 27% and $16,912 or 3.73%, respectively. Expenses on non-accruing loans increased from $6,099 for the first quarter of 1996 to $16,500 for the same period in 1997, contributing $10,400 to the total increase in these periods, while expenses associated with OREO properties increased from $10,714 for the first quarter of 1997 to almost $40,000 for the first quarter of 1998. As mentioned earlier, state deposit tax has increased substantially over the last two years due to an increase in the percentage base.

   All components of other operating expenses are monitored by management, however, a quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the Company. The 1998 accruals are in line with actual expenses, however, a review during the first quarter of 1997 revealed over-accruals in various expense accounts. Reversals to a few select accounts helped to decrease the overall operating expenses and increase net income.

APPLICABLE INCOME TAXES

   Income before taxes increased from $607,369 for the first quarter of 1996 to $694,916 for the first quarter of 1997, and then decreased to $521,552 for the first quarter of 1998, an increase of $87,547 or 14.4% for 1997 versus 1996, and a decrease of $112,409 or 21.6% for 1998 versus 1997. As a result, provisions for income taxes for the first quarter of 1997 increased $34,677 compared to the same period for 1996, and decreased $60,955 for the first quarter of 1998 compared to the first quarter of 1997, ending the first three months of 1998 at $113,873.

EFFECTS OF INFLATION

   Rates of inflation affect the reported financial condition and results of operations of all industries, including the banking industry. The effect of monetary inflation is generally magnified in bank financial and operating statements. As costs and prices rise during periods of monetary inflation, cash and credit demands of individuals and businesses increase, and the purchasing power of net monetary assets declines. The Company depends primarily on a strong net interest income to enable it's purchasing power to remain aggressive.

FINANCIAL CONDITION

   The Financial Condition of the Company should be examined in terms and trends in sources and uses of funds. The table entitled "Average Balances and Interest Rates" is a comparison of daily average balances and is indicative of how sources and uses of funds have been managed. Reference to this table can once again be made to follow the comparative figures in the paragraphs below.

   Average earning assets grew by 3.8% in the first three months of 1998 as compared to the same period in 1997 to an average volume of $204.2 million. Loans, which totaled $149.6 million in 1998 and $145.4 million in 1997, comprised 73.3% and 74.5% respectively, of our earning assets with the average volume of loans increasing $4.2 million or 2.87% in the first three months of 1998, compared to the same period in 1997. On March 31, 1998, residential real estate mortgages made up 66% of our portfolio, commercial loans made up 22% and personal loans made up 12, compared to 65%, 22%, and 13%, respectively, in 1997.

   Taxable investments made up 16.3% of our average earning assets in the first three months of 1998 compared to 19.3% in 1997 to end the period at an average volume of almost $32 million.

   Tax-exempt investments of $11.7 million made up 5.7% of our average earning assets in the first three months of 1998, compared to $10.6 million or 5.4% in 1997.

   Federal funds sold, which had an average volume of $3.5 million, made up 1.7% of our earning assets in the first three months of 1998 and .17% in 1997. The Bank of Boston sweep account, established during the first quarter of 1998, ended the three months comparison period at an average volume of $4.8 million, accounting for 2.3% of earning assets. And ending the list of earning assets, other securities increased 3% making up .61% for the first quarter of 1998 and .62% for the first quarter of 1997.

   Historically, the Company has funded its growth by steady increases in its core deposits. The Company has no brokered deposits as mentioned earlier, nor does it rely on large certificates or other forms of volatile deposits to fund its growth in earning assets. As interest rates decline, there is a shift to savings and money market accounts, as customers await an opportunity to reinvest at higher rates. Conversely as rates increase, funds shift from savings and money market accounts to certificates of deposit to lock in higher yields. Currently, rates on CD's are slightly lower than they were last year at this time, but remain more favorable than savings and money market accounts creating more of an increase in volume on these accounts. Time deposits increased approximately 4% to an average volume of $98.2 million, accounting for 56.5% of the total interest bearing accounts for the first quarter of 1998, compared to $94.4 million in average volume and 56.3% of total interest bearing accounts for the first quarter of 1997.

   Savings accounts decreased 6.3% to an average volume of $30 million accounting for 17.3% of the total interest bearing accounts for the first quarter of 1998, compared to an average volume of $32 million and 19% of total interest bearing accounts for the first quarter of 1997.

   An increase of 4.5% is noted in NOW and money market funds with an average volume of $41.9 million reported at the end of the first quarter of 1998 compared to approximately $40 million at the end of the first quarter of 1997. These volumes account for 24.1% and 24% respectively, of the total interest bearing liability accounts.

   Other borrowed funds accounts for 2% of total interest bearing liabilities for the first three months of 1998 while subordinated debentures ends the list and makes the least contribution with an average volume of $95,000 comprising .05% of total interest bearing liabilities.

CAPITAL RESOURCES

   The Corporation's stockholders' equity, which started the year at $20,480,357, was increased through earnings of $407,679 and sales of common stock of $227,904 through dividend reinvestment and debenture conversions. It was decreased by dividends of $452,382, purchase of treasury stock of $28 and adjustment of $16,439 for valuation of allowance for securities to end the first quarter of 1998 at $20,647,091 with a book value of $13.59 per share. All stockholder's equity is unrestricted. Additionally, it is noted that the net unrealized gain on valuation allowance for securities has decreased. A review of this activity shows that as the maturity date of the investments gets closer, the market price becomes favorably better, there-fore, material loss is greatly reduced.

   The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively. As of March 31, 1998, the Company continued to maintain ratios far above the minimum requirements with reported ratios of approximately 17% for Tier I and 19% for Total Capital.

   The Corporation intends to continue the Company's policy of maintaining a strong capital resource position to support its asset size and level of operations. Consistent with that policy, management will continue to anticipate the Company's future capital needs.

   From time to time the Corporation may make contributions to the capital of its subsidiaries, Community National Bank and Liberty Savings Bank. At present, regulatory authorities have made no demand on the Corporation to make additional capital contributions to the Company's capital.

OTHER MATTERS

   The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.


PART II.

Item 1

Legal Proceedings

   Community National Bank is currently involved in a lawsuit against the State of Vermont. The issue involves OREO property that is on "filled land" on the shores of Lake Memphremagog in the City of Newport. According to a so-called "public trust doctrine", the State of Vermont might have ownership of any lands created by filling any portion of the navigable waters of the state. The result of this is that the Bank has been unable to sell these properties because some attorneys will not clear title to the property.
The suit filed is an attempt to clear title to said properties by seeking judicial clarification of the public trust doctrine. The outcome of the suit is not likely to have a material impact on the financial statements of the Bank, or consolidated Company.

   Other than the lawsuit above, there are no pending legal proceedings to which the Company is a party or of which any of its property is the subject, other than routine litigation incidental to its banking business.


Item 6

Exhibits and Reports on Form 8-K

   Exhibits - None

Reports on Form 8-K

Form 8-K dated December 31, 1997, announcing the acquisition of Liberty Savings Bank, was filed on January 26, 1998.

Form 8-K dated March 10, 1998, announcing the two for one stock split for Community Bancorp., was filed on March 23, 1998.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.



DATED:  May 8, 1998              By: /s/ Richard C. White
                                     Richard C. White, President


DATED:  May 8, 1998              By: /s/ Stephen P. Marsh
                                     Stephen P. Marsh,
                                     Vice President & Treasurer