Form 10QSB
period 1998-06-30
COMMUNITY BANCORP /VT
filed 1998-08-05
CIK 718413

CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                 FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      For Six Months Ended June 30, 1998
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

Indicate by check mark whether the Registrant (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

At June 30, 1998, there were 3,096,641 shares issued of the Corporation's $2.50 par value common stock, and 3,067,005 shares outstanding.

Total Pages - 22 Page


                PART I.  FINANCIAL INFORMATION

                Item 1.  Financial Statements

COMMUNITY BANCORP. AND SUBSIDIARIES
Balance Sheet
(Unaudited)                                June 30     December 31 June 30
                                           1998        1997        1997

Assets
Cash and due from banks,
 non-interest bearing                        4,664,432  10,657,610   4,121,145
Cash and due from banks, interest bearing    6,187,903           0           0
Federal funds sold                           3,000,000   3,650,000           0
   Total cash and cash equivalents          13,852,335  14,307,610   4,121,145
Securities held-to-maturity (market value
 $32,549,812 at 6/30/98, $34,125,823 at
 12/31/97, and $38,072,403 at 6/30/97)      32,529,187  34,125,802  39,783,574
Securities available-for-sale               17,151,875   8,039,063   7,966,875
Restricted equity securities                 1,141,650   1,099,750   1,099,750
Loans                                      151,216,726 150,115,852 148,274,710
 Allowance for loan losses                  (1,656,773) (1,502,202) (1,477,985)
 Unearned net loan fees                       (856,900)   (866,589)   (878,980)
   Net loans                               148,703,053 147,747,061 145,917,745
Bank premises and equipment, net             3,162,125   3,285,661   3,363,139
Accrued interest receivable                  1,616,553   1,460,298   1,640,389
Other real estate owned, net                   526,881   1,088,867     862,321
Other assets                                 2,049,096   1,847,292   1,537,254
   Total assets                            220,732,755 213,001,404 206,292,192

Liabilities and Stockholders' Equity

Liabilities
Deposits:
 Demand, non-interest bearing               20,417,677  20,297,137  18,578,559
 NOW and money market accounts              43,607,369  40,562,693  36,632,260
 Savings                                    31,076,430  30,053,422  32,449,124
 Time deposits, $100,000 and over           19,622,020  18,182,338  16,733,224
 Other time deposits                        79,955,239  78,484,811  76,377,176
   Total deposits                          194,678,735 187,580,401 180,770,343
Short term borrowings                                0           0     938,000
Borrowed funds                               4,060,000   4,060,000   4,065,000
Accrued interest and other liabilities         913,595     776,646     551,701
Subordinated convertible debentures             51,000     104,000     118,000
   Total liabilities                       199,703,330 192,521,047 186,443,044

Stockholders' Equity
Common stock - $2.50 par value;
 6,000,000 shares authorized and
 3,096,641 shares issued at 6/30/98,
 3,074,326 issued at 12/31/97, and
 3,025,356 issued at 6/30/97                 7,741,603   7,685,815   7,563,390
Additional paid-in capital                   8,396,006   7,978,435   7,626,641
Retained earnings                            5,304,334   5,227,535   5,109,439
Unrealized gain on securities
 available-for-sale, net of tax                 32,727      33,709      (5,287)
Less: treasury stock, at cost;
 29,636 shares at 6/30/98, 29,629 shares
 at 12/31/97, and 29,623 shares at 6/30/97    (445,245)   (445,137)   (445,035)
   Total stockholders' equity               21,029,425  20,480,357  19,849,148

Total liabilities and stockholders' equity 220,732,755 213,001,404 206,292,192

COMMUNITY BANCORP. AND SUBSIDIARIES
Statements of Income
   (Unaudited)

For The Second Quarter Ended June 30,        1998        1997        1996

 Interest income
  Interest and fees on loans                 3,390,922   3,454,297   3,331,846
  Interest and dividends on investment securities
   U.S. Treasury securities                    530,696     524,065     516,227
   U.S. Government agencies                     20,660      20,839      20,660
   States and political subdivisions           148,978     143,179     231,120
   Dividends                                    18,840      17,625      16,597
 Interest on BankBoston sweep account           58,969           0           0
 Interest on federal funds sold                 38,357      11,798      28,312
    Total interest income                    4,207,422   4,171,803   4,144,762

Interest expense
 Interest on deposits                        2,001,997   1,865,780   2,085,813
 Interest on other borrowed funds               49,443      54,837       2,124
 Interest on subordinated debentures             1,590       3,140       6,251
    Total interest expense                   2,053,030   1,923,757   2,094,188

  Net interest income                        2,154,392   2,248,046   2,050,574
  Provision for loan losses                   (160,000)   (105,000)   (122,500)
  Net interest income after provision        1,994,392   2,143,046   1,928,074

Other operating income
 Trust department income                        35,141      28,527      29,793
 Service fees                                  171,032     176,173     163,395
 Security gains (losses)                             0           0      (1,928)
 Other                                         307,600     421,904     177,556
    Total other operating income               513,773     626,604     368,816

Other operating expenses
 Salaries and wages                            700,956     768,276     658,466
 Pension and other employee benefits           177,422     183,159     169,909
 Occupancy expenses, net                       322,297     309,910     297,559
 Trust department expenses                      19,399       5,906       4,919
 Other                                         541,167     670,777     504,515
    Total other operating expenses           1,761,241   1,938,028   1,635,368

  Income before income taxes                   746,924     831,622     661,522
  Applicable income taxes (credit)             188,982     219,983     148,667
  Net Income                                   557,942     611,639     512,855


Earnings per common share on weighted average     0.18        0.21        0.18
Weighted average number of common shares
Used in computing earnings per share         3,037,797   2,964,565   2,850,511
Dividends per share                               0.15        0.14        0.13

All 1996 per share data restated to reflect 5% stock dividend paid on February 1, 1997.
Per share data for current year to date and all per share data for 1997 and 1996 restated to reflect a 100% stock dividend paid on June 1, 1998.

COMMUNITY BANCORP. AND SUBSIDIARIES
Statements of Income
   (Unaudited)

For the Six Months Ended June 30,            1998        1997        1996

Interest income
 Interest and fees on loans                  6,869,308   6,778,815   6,564,634
 Interest and dividends on investment securities
  U.S. Treasury securities                     987,892   1,058,564   1,007,963
  U.S. Government agencies                      41,079      41,566      31,483
  States and political subdivisions            292,161     281,784     427,490
  Dividends                                     37,404      34,803      34,415
 Interest on BankBoston sweep account          120,657           0           0
 Interest on federal funds sold                 83,371      16,740     110,913
    Total interest income                    8,431,872   8,212,272   8,176,898

Interest expense
 Interest on deposits                        3,943,019   3,747,654   4,170,636
 Interest on other borrowed funds               96,243      67,517       4,039
 Interest on subordinated debentures             3,818       6,423      11,651
    Total interest expense                   4,043,080   3,821,594   4,186,326

   Net interest income                       4,388,792   4,390,678   3,990,572
   Provision for loan losses                  (360,000)   (310,000)   (160,000)
   Net interest income after provision       4,028,792   4,080,678   3,830,572

Other operating income
 Trust department income                        65,840      56,424      59,070
 Service fees                                  332,543     338,559     274,464
 Security gains (losses)                             0           0      (1,928)
 Other                                         412,153     518,142     291,219
    Total other operating income               810,536     913,125     622,825

Other operating expenses
 Salaries and wages                          1,408,907   1,397,204   1,298,896
 Pension and other employee benefits           351,736     316,490     320,776
 Occupancy expenses, net                       643,930     600,479     598,676
 Trust department expenses                      27,416      11,754       7,994
 Other                                       1,138,864   1,141,338     958,164
    Total other operating expenses           3,570,853   3,467,265   3,184,506

   Income before income taxes                1,268,475   1,526,538   1,268,891
   Applicable income taxes (credit)            302,855     394,811     288,817
   Net Income                                  965,620   1,131,727     980,074

Earnings per common share on weighted average     0.32        0.38        0.35
Weighted average number of common shares
Used in computing earnings per share         3,049,672   2,949,261   2,836,781

Book value per share on shares outstanding       $6.86       $6.69       $6.38

All 1996 per share data restated to reflect 5% stock dividend paid on February 1, 1997.
Per share data for current year to date and all per share data for 1997 and 1996 restated to reflect a 100% stock dividend paid on June 1, 1998.

COMMUNITY BANCORP. AND SUBSIDIARIES
      Statement of Cash Flows
For the Six Months Ended June 30,          1998         1997       1996
Reconciliation of net income to net cash
 provided by operating activities:
  Net Income                                   965,620   1,131,727     980,074
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                 201,563    188,341     187,396
   Provisions for possible loan losses          360,000    310,000     160,000
   Provisions for deferred taxes                (65,717)    39,087      61,587
   Securities (gains) losses                          0          0       1,928
   Loss (gain) on sales of OREO                  (2,112)    (7,729)     (8,710)
   Subsequent writedowns on OREO                 26,592    129,446      12,320
   Amortization of bond premium                 (37,632)     9,591      36,882
   Increase (decrease) in taxes payable          66,572   (102,041)    (36,770)
   (Increase) decrease in interest receivable  (156,255)  (101,752)   (253,447)
   (Increase) decrease in other assets          (92,747)  (212,776)   (249,992)
   Increase (decrease) in unamortized loan fees  (9,689)   (25,323)    (12,808)
   Interest (decrease) in interest payable       (7,847)    15,834     (35,495)
   Increase (decrease) in accrued expenses      (24,182)   (70,879)   (175,893)
   Increase (decrease) in other liabilities      99,885    (18,195)     41,347
    Net cash provided by operating activities 1,324,051  1,285,331     708,419

Cash flows from investing activities:
 Investments - held to maturity
  Maturities and paydowns                     7,023,652  2,599,612   4,206,448
  Purchases                                  (5,414,330)(4,437,879)(21,093,137)
 Investments - available for sale
  Sales and maturities                        2,000,000          0   8,000,000
  Purchases                                 (11,089,375)         0           0
 Purchase of restricted equity securities       (41,900)   (36,700)    (23,300)
 Investment in limited partnership              (40,312)         0           0
 Increase in loans, net of payments          (1,322,470)(3,449,102) (5,131,819)
 Capital expenditures                           (78,027)  (130,121)   (220,702)
 Recoveries of loans charged off                127,967     73,585      48,088
 Costs incurred in acquiring OREO                     0          0           0
 Proceeds from sales of OREO                    425,706    149,838     261,264
  Net cash used in investing activities      (8,409,089)(5,230,767)(13,953,158)

Cash flows from financing activities:
 Net increase in demand deposits,
  NOW, money mkt. and savings                 4,188,224 (2,344,798) 11,630,808
 Net increase in certificates of deposit      2,910,110   (739,335)   (935,922)
 Net increase (decrease) in borrowed funds            0  3,338,000           0
 Payments to acquire treasury stock                (108)    (4,822)        (82)
 Dividends paid                                (468,463)  (427,862)   (381,146)
  Net cash provided by financing activities   6,629,763   (178,817) 10,313,658
  Net increase in cash and cash equivalents    (455,275)(4,124,253) (2,931,081)
 Cash and cash equivalents:
    Beginning                                14,307,610  8,245,398   8,893,955
    Ending                                   13,852,335  4,121,145   5,962,874
Supplemental schedule of cash paid during the year
 Interest paid                                4,050,132  1,907,923   4,210,170
 Income taxes paid                              302,000    457,765     264,000

Supplemental schedule of noncash investing
 and financing activities:
  Net change in securities valuation            ($1,488)  ($20,076)   ($82,849)
  OREO acquired in settlements of loans        $126,466   $614,108    $384,779
  Debentures converted to common stock          $53,001    $52,000     $57,000
  5% Stock dividend at market value                  $0 $1,294,006          $0
  100% Stock dividend at par value           $3,823,576         $0          $0

Dividends paid
 Dividends payable                             $908,153   $817,997    $695,906
 Dividends reinvested                         ($439,690) ($390,135)  ($314,760)
                                               $468,463   $427,862    $381,146

                        AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information:
   Average earning assets (including non-accrual loans)
   Average interest bearing liabilities supporting earning assets
   Interest income and interest expense as a rate/yield
                              For the First Six Months Ended:
                                      1998                            1997
                    Average      Income/    Rate/ Average      Income/    Rate/
                    Balance      Expense    Yield Balance      Expense    Yield
EARNING ASSETS

Loans (gross)       149,882,090  6,869,309  9.24% 146,254,287  6,778,815  9.35%
Taxable Investment
 Securities          34,962,181  1,028,971  5.93%  37,211,050  1,100,130  5.96%
Tax Exempt Investment
 Securities(1)       12,008,710    436,388  7.33%  10,696,718    420,555  7.93%
Federal Funds Sold    3,250,000     83,371  5.17%     667,624     16,740  5.06%
BankBoston sweep
 account(2)           5,558,029    120,657  4.38%        N/A        N/A    N/A
Other Securities(3)   1,265,026     41,549  6.62%   1,232,345     39,021  6.39%

    TOTAL           206,926,036  8,580,245  8.36% 196,062,024  8,355,261  8.59%

INTEREST BEARING LIABILITIES

Savings Deposits     30,431,567    413,532  2.74%  32,089,159    436,737  2.74%
NOW & Money Market
 Funds               42,715,557    774,187  3.65%  38,988,639    690,185  3.57%
Time Deposits        98,535,190  2,753,108  5.63%  94,073,070  2,620,731  5.62%
Other Borrowed Funds  4,060,000     96,244  4.78%   2,371,452     67,517  5.74%
Repurchase
Agreements(4)            17,686        395  4.50%       N/A         N/A    N/A
Subordinated
Debenture                78,000      3,818  9.87%     133,000      6,423  9.74%

    TOTAL           175,838,000  4,041,284  4.63% 167,655,320  3,821,593  4.60%

Net Interest Income              4,538,961                     4,533,668
Net Interest Spread(5)                      3.73%                         3.99%
Interest Differential(6)                    4.42%                         4.66%

<F01> Income on investment securities of state and political subdivisions is stated on a fully taxable basis (assuming a 34 percent tax rate).
<F02> BankBoston sweep account is a new interest bearing account effective for the 1998 calendar year.
<F03> Included in other securities are taxable industrial development bonds
      (VIDA), with income of approximately $4,145 for 1998 and $4,218 for 1997.
<F04> Repurchase agreements were established during the second quarter of 1998.
<F05> Net interest Spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
<F06> Interest differential is net interest income divided by average earning assets.

                 CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

              The following table summarizes the variances in income
              for the first six months of 1998 and 1997 resulting from
              volume changes in assets and liabilities and fluctuations
              in rates earned and paid.
                                        Variance     Variance
RATE / VOLUME                           Due to       Due to       Total
                                        Rate(1)      Volume(1)    Variance

INCOME EARNING ASSETS

  Loans                                  (78,120)    168,614       90,494
  Taxable Investment Securities           (4,973)    (66,186)     (71,159)
  Tax Exempt Investment Securities(2)    (35,893)     51,726       15,833
  Federal Funds Sold                       1,701      64,930       66,631
  BankBoston sweep account(3)               N/A         N/A          N/A
  Other Securities                         1,490       1,038        2,528

    Total Interest Earnings             (115,795)    220,122      104,327

INTEREST BEARING LIABILITIES

  Savings Deposits                          (680)    (22,525)     (23,205)
  NOW & Money Market Funds                17,844      66,158       84,002
  Time Deposits                            7,724     124,653      132,377
  Other Borrowed Funds                   (19,481)     48,208       28,727
  Repurchase Agreements(3)                  N/A
  Subordinated Debentures                     87      (2,692)      (2,605)

    Total Interest Expense                 5,494     213,802      219,296

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

<F02> Income on tax exempt securities is stated on a fully taxable basis.
      The assumed rate is 34%.
<F03> BankBoston sweep accounts and repurchase agreements were established during the 1998 calendar, therefore, no variances are available.

                           COMMUNITY  BANCORP.
                          EARNINGS  PER  SHARE


For The Second Quarter Ended June 30         1998       1997       1996

Net Income                                     557,942    611,639    512,855
Average Number of Common Shares Outstanding  3,037,797  2,964,565  2,850,511
Earnings Per Common Share                         0.18       0.21       0.18

For The Six Months Ended June 30             1998       1997       1996

Net Income                                     965,620  1,131,727    980,074
Average Number of Common Shares Outstanding  3,049,672  2,949,261  2,836,781
Earnings Per Common Share                         0.32       0.38       0.35


                                    PART I.

                                    Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         THE RESULTS OF OPERATIONS
                    For the Six Months Ended June 30, 1998


    Community Bancorp. is a bank holding company whose subsidiaries include Community National Bank and Liberty Savings Bank. On December 31, 1997, Community Bancorp. acquired all of the outstanding stock and assets of Liberty Savings Bank, a New Hampshire guaranty savings bank. Currently this bank does not have any offices or deposit taking authority, and shares the mailing address of Community Bancorp. Once a suitable location is found for Liberty Savings Bank, this bank will initially operate as a lending facility, with the intent to take deposits and operate as a full service bank sometime in the future. Management is working with the board of directors to find a suitable location in the northern part of New Hampshire for this endeavor. Community National Bank has a small customer base in the state of New Hampshire and hopes to broaden its base through Liberty Savings Bank. Most of the Bancorp's business is conducted through Community National Bank, therefore, the following narrative is based primarily on this Bank's operations. The Balance Sheet and Statements of Income preceding this section are consolidated figures for Community Bancorp. and subsidiaries ("Company"), and can be used in conjunction with the other reports following them to provide a more detailed comparison of the information disclosed in the following narrative.


LIQUIDITY

    Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Our time deposits greater than $100,000 increased $2.9 million or 17.3% for the first six months of 1998 compared to 1997 to a balance of $19.6 million. Other time deposits increased from $76.4 million at the end of the first six months of 1997 to $80 million at the end of the first six months of 1998, an increase of $3.6 million or 4.7%. A review of these deposits, primarily the time deposits over $100,000 indicates that they are primarily generated locally and regionally and are established customers of the Company. The Company has no brokered deposits. NOW and money market accounts increased $7 million, or by 19%, from $36.6 million for the first six months of 1997 to $43.6 million for the first six months of 1998. Savings accounts decreased $1.4 million to end the first six months of 1998 at $31 million compared to $32.4 million a year ago. Our gross loan portfolio increased from $148.3 million for the first six months of 1997 to $151.2 million at the end of the first six months of 1998, or 2%. Of this total portfolio of $151.2 million, $81.9 million are scheduled to reprice or mature within one year, compared to $80.3 million a year ago. Federal funds were sold at the end of the first six months of 1998 totaling $3 million compared to a purchase of $938 thousand for the same time period a year ago. At the end of the first six months of 1998, the Company held in it's investment portfolio treasuries classified as "Available-for-Sale" at a market price of $17.2 million, compared to almost $8 million for the same period in 1997. In terms of liquidity, these securities are considered short term, thereby increasing the portfolio of liquid assets. Securities classified as "Restricted Equity Securities" are made up of equity securities the Company is required to maintain in the form of Federal Home Loan Bank of Boston (FHLB) and Federal Reserve stock. As of June 30, 1998, these securities totaled $1.14 million compared to $1.1 million for last year's six month period. The Company also has access to a total of $102.5 million in liquid assets consisting of two credit lines with a total available of $6.1 million, and approximately $96.4 million of borrowing capacity through FHLB. Of this total, approximately $4 million is currently advanced against our credit lines at FHLB. Additionally, the Company has in it's investment portfolio securities classified as "Held-to-Maturity" with a book value of $32.53 million, of which $4 million are pledged, netting a balance of $28.53 million, with a net market value of $28.55 million.

RESULTS OF OPERATIONS

    Net income for the second quarter ended June 30, 1998 was $557,942, representing a decrease of 8.78%, and an increase of 8.79% respectively, over the net income figures of $611,639 for the second quarter ended June 30, 1997, and $512,855 for the same period ended in 1996. The results of this are earnings per share of $0.18 for the second quarter of 1998 versus $0.21 for the second quarter of 1997 and $0.18 for the second quarter of 1996. A two-for-one stock split was declared, to be accomplished by a 100% stock dividend, payable June 1, 1998, to shareholders of record as of May 15, 1998. This transaction was contingent upon the approval by the Company's shareholders of a proposal to increase the number of shares the Company may issue. This proposal was voted on and passed at the annual shareholders meeting held May 5, 1998. As a result of the stock split, all per share data has been restated for all periods including the first six months of 1998. Prior to the stock split, the Board of Directors declared a cash dividend of $0.30 per share payable on May 1, 1998, to shareholders of record as of April 15, 1998. Net income for the first six months of 1998 was $965,620 compared to $1.13 million for the first six months
       GRAPHICS of 1997, and $980,074 for the same period in 1996, representing a decrease of 14.7% for 1998 versus 1997, and an increase of 15.5% for 1997 versus 1996. Earnings per share for the first six months were
$0.32 for 1998, $0.38 for 1997, and $0.35 for 1996. The second quarter of 1998 was not as profitable as 1997, and only slightly better than 1996. Net income for the first six months of 1998 was less than both comparison periods. Contributing factors in both the second quarter and six months comparison periods were increases in the provisions for loan losses, as well as trust expenses.


    Net interest income, the difference between interest income and expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, rate sensitivity of earning assets as well as interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets.

    Net interest income for the second quarter comparison period started at $2.05 million for 1996 and increased to $2.25 million for 1997, and then decreased to $2.15 million for 1998, resulting in an increase of 9.6% for 1997 versus 1996, and a decrease of 4.2% for 1998 versus 1997. Total interest income for the second quarter of 1998 increased slightly compared to 1997, with an increase of $35,619 or .85% and increased by $27,041 or .65% for the second quarter of 1997 compared to 1996. Interest expense decreased for the second quarter of 1997 compared to the second quarter of 1996 by $170,431 or 8.14%, while an increase of $129,273 or 6.72% was recognized for 1998 versus 1997. Net interest income for the first six months started at $4 million for 1996 and increased 10% to $4.4 million for 1997, and ended the first six months of 1998 at $4.39 million, a decrease of $1,886 or .04%. Total interest income for the first six months increased $35,374 or .43% for 1997 versus 1996, and an increase of $219,600 or 2.67% is noted for 1998 versus 1997. Total interest expense decreased $364,732 or 8.7% for the first six months of 1997 compared to 1996 while an increase of $221,486 or 5.8% is noted for the first six months of 1998 versus 1997. Respectively, the decrease and increase for 1997 versus 1996, and 1998 versus 1997 were contributing factors to the favorable increase and decrease in net income. A review of the six month figures for interest earned on loans, the major source of interest income, reveals an increase of 3.3% for 1997 compared to 1996 and an increase of 1.3% for 1998 compared to 1997, while interest paid on deposits, the major source of interest expense, shows a decrease of 10.2% and an increase of 5.2%, respectively. The result is a tax equivalent spread for the first six months equaling 3.7% for 1998, versus 4% for 1997 and 3.7% for 1996.

    The following paragraphs are comparisons of average balances and the respective average yield. Reference can be made to the tables labeled "Average Balances and Interest Rates" and "Changes in Interest Income and Interest Expense" for a more detailed look at these variances. Keep in mind that income on tax exempt securities is stated at the tax equivalent yield, therefore, for these two tables the interest figures presented for these securities are higher than those presented on the consolidated statement of income for the six months ended 1998, 1997, and 1996.


    The average volume of loans increased by $3.6 million or 2.5%, while the yield on those loans decreased from 9.35% for the first six months of 1997 to 9.24% for the first six months of 1998, a decrease of 11 basis points. Income from loans for the first six months of 1998 increased to $6.87 million or by 1.3% compared to $6.78 million for the same period in 1997.

    The average volume of taxable investments decreased to just under $35 million or by 6%, and the yield on these investments for the first six months of 1998 fell by 3 basis points to end the six month comparison period at 5.93% versus 5.96% a year ago. Of this total taxable investment of approximately $35 million, approximately $17 million are investments classified as available-for-sale, with the remaining $18 million classified as held-to-maturity. Income for the first six months decreased in 1998 compared to 1997 by $71,159 to a reported income figure of $1.03 million versus $1.1 million a year ago.

    An increase is noted in the average volume of tax-exempt investments reported at $10.7 million for the first six months of 1997 versus $12 million for the same period in 1998, an increase of 12.3%. All of these investments are classified as held-to-maturity. Income on these investments increased as well from $420,555 to $436,388 for the first six months of 1997 and 1998 respectively. The tax equivalent yield for the first six months of 1998 decreased 60 basis points to a reported 7.33% compared to 7.93% for the same period in 1997.

    Other securities ended the six month period in 1998 at an average volume of $1.27 million, resulting in a 2.7% increase compared to the same period last year. Of this total, $1.1 million are equity securities and, under the guidelines, are classified as available-for-sale with the remaining $150 thousand classified as held-to-maturity. Income increased slightly for 1998 compared to 1997, with reported figures of $41,549 and $39,021, respectively.

    The Company currently has no investments classified as trading securities, and due to the guidelines of its investment policy, does not intend to carry any of these securities. The yield on treasuries remains above the yield on other short term investments such as federal funds, therefore, the Company continues to invest more in these higher yielding treasuries.

    The average volume of federal funds sold increased from $667,624 to $3.3 million for the comparison periods, an increase of $2.6 million. Interest income on federal funds sold followed suit increasing to $83,371 with an average yield of 5.17% for the first six months of 1998, compared to income of $16,740 with an average yield of 5.06% for the first six months of 1997, an increase in income of $66,631, and an increase in yield of 11 basis points.

    Another form of earning assets has been added to our portfolio in the form of a sweep account through BankBoston. This account was set up during the first six months of 1998, and currently maintains an average volume of $5.6 million with an average yield of 4.38%.

    In total, our average earning assets increased to $206.9 million or by 5.5% during the first six months of 1998, compared to the same period in 1997, while the average yield on those earning assets decreased by 23 basis points to end the six month period in 1998 at 8.36% compared to 8.59% for the same period last year.

    A decrease of $1.7 million is noted in the average volume of savings deposits, with reported first six months ending figures of $30.4 million for 1998 versus $32.1 million for 1997. Interest expense associated with savings accounts decreased from $436,737 for the first six months of 1997 to $413,532 for the same period in 1998 while the yield remained at an average rate of 2.74%.

    An increase of $3.7 million is reported in the average volume of NOW & money market funds, which ended the first six months of 1998 at an average volume of $42.7 million compared to an average volume as of June 30, 1997 of almost $39 million. Interest expense on these funds increased to $774,187 with an average yield of 3.65% for the first six months of 1998 compared to $690,185 with an average yield of 3.57% for the first six months of 1997.

    The average volume of time deposits increased from $94 million for the first six months of 1997 to $98.5 million for the same time period in 1998, an increase of $4.5 million or 4.74%. Interest expense on time deposits increased to $2.75 million with an average yield of 5.63% for the first six months of 1998, compared to $2.62 million with an average yield of 5.62% for the same time period in 1997, an increase of $132,377 or 5.05%.

    Other borrowed funds increased to an average volume of $4.1 million with an average yield of 4.78%, resulting in an increase in volume of $1.7 million with a decrease in yield of 96 basis points.

    A repurchase agreement was established during the second quarter of 1998 with a year to date average volume of $17,686, and a yield of 4.50%. This account was set up with our business customers in mind, and currently serves one customer, with other agreements pending.

    Subordinated debentures continued to decrease in the first half of 1998 to end the six month period at an average volume of $78,000 with a yield of 9.87%. Redemption activity was more frequent for the 9% debentures compared to the 11% debentures for the calendar years 1994 - 1996, but, because the redemption period for the 11% debentures has now begun, an increase in redemption activity is noted for these debentures as well. Actual figures show balances at the end of the first six months of 1998 of $24,000 for 9% debentures, and $27,000 for 11% debentures. The redemption period refers to the period of time prior to maturity in which the redemption price is greater. The redemption period for the 9% debentures is now in its final phase. The redemption prices and time periods for the respective debentures are as follows:

    11% Debentures
    August 1, 1996 - July 31, 1998    104%
    August 1, 1998 - July 31, 2000    103%
    August 1, 2000 - July 31, 2002    102%
    August 1, 2002 - July 31, 2004    101%
    9% Debentures
    August 1, 1996 - July 31, 1998    101%

    In summary, the tax equivalent net interest
income increased from $4.53 million for the first
six months of 1997 to $4.54 million for the first
six months of 1998, an increase of .12%.  The net
interest spread as defined on the "Average Balances
and Interest Rates" report, was 3.73% for the first      GRAPHICS
six months of 1998, compared to 3.99% for the same period in 1997. This 23 basis point decrease in yield on assets compared to the 3 basis point increase in the average rate paid on interest earning liabilities, created the 26 basis points decrease in net interest spread.


ALLOWANCE FOR POSSIBLE LOSSES ON LOANS

    Management follows strict underwriting guidelines, and has established a thorough loan-by-loan review policy. These measures help to insure the adequacy of the loan loss coverage. An ongoing review of the loan portfolio is conducted by the Executive Officers and the Board of Directors, which meets to discuss, among other matters, potential exposures. Factors considered are each borrower's financial condition, the industry or sector for the economy in which the borrower operates, and overall economic conditions. Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency. A variety of loans are reviewed periodically by an independent firm in order to assure accuracy and compliance with various policies and procedures set by the regulatory authorities. The Company also employs a Credit Administration Officer whose duties include, among others, a review of the loan portfolio including delinquent and non-performing loans.

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

    The valuation allowance for loan losses of $1.66 million as of June 30, 1998 constitutes 1.1% of the total gross loan portfolio, compared to $1.48 million or 1% for the same period in 1997. In management's opinion, this is adequate and reasonable, particularly in view of the fact that as of June 30, 1998, $122.3 million of the total loan portfolio, or 81% consists of real estate mortgage loans; and of this total, $98.3 million or 65% constitute one to four family residential mortgage loans. Figures for the same period a year ago are $120.1 million in real estate mortgage loans, or 81%, with a one to four family mortgage loan portfolio of $96.3 million or 65%. This large loan volume together with the low historical loan loss experience help to support our basis for loan loss coverage. Furthermore, if the eligible loan portfolio base were reduced by the aggregate of the residential mortgage loan sector of the portfolio, the valuation allowance for loan losses of $1.66 million would constitute 3.14% of the eligible loans, compared to 2.84% a year ago. In management's opinion, a loan portfolio consisting of 81% in residential and commercial real estate secured mortgage loans is by far more stable and less vulnerable than a portfolio with a higher concentration of unsecured commercial and industrial loans or personal loans.

    In May, 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Company adopted this new rule effective for the 1995 calendar year as required. This statement allows the Company to classify its in-substance foreclosures as loans and disclose them as impaired loans, as long as regulatory guidelines are followed. Loans will generally be valued at the lower of either the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. This new rule was immaterial upon implementation, and continues to have no signif-icant effect on the financial position or results of operation of the Corpora-tion as of the date of this report.

    Non-Performing assets for the company are made up of three different types of loans, "90 Days or More Past Due", "Other Real Estate Owned" (OREO), and "Non-Accruing Loans". A comparison of these non-performing assets for 1998 and 1997 reveals an increase in non-accruing loans of $859,045 or 66.5%, and a decrease of $335,440 or 38.9% in our OREO portfolio as well as a decrease in loans 90 days or more past due of $38,912 or 8.7%. The portfolio of non-accruing loans which make up the biggest portion of the non-performing assets, consists of $1.86 million or 88.5% of real estate secured mortgage loans for the first six months of 1998, compared to $1.12 million or 89.1% for the same period in 1997.

    Non-performing assets as of June 30, 1998 and 1997 were made up of the following:

                                                       1998         1997
Non-Accruing loans                                     $2,100,679   $1,261,634
Loans past due 90 day or more and still accruing          408,176      447,088
Other real estate owned                                   526,881      862,321
    Total                                              $3,035,736   $2,571,043


              GRAPHICS                          GRAPHICS



    These totals of $3.04 million for 1998 and $2.57 million for 1997 equal 2.0% and 1.7%, respectively, of total gross loans, as well as 1.45% and 1.30%, respectively of total assets. As of June 30, 1998, our reserve coverage of non-performing assets was 55% versus 58% a year ago.

    Other real estate owned is made up of property that the Company owns in lieu of foreclosure or through normal foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. The value of the property is determined prior to transferring the balance to other real estate owned. The balance transferred to OREO is the lesser of the appraised value of the property, or book value of the loan. A write-down may be deemed necessary to bring the book value of the loan equal to the appraised value. Appraisals are then done periodically thereafter charging any additional write-downs to the appropriate expense account.

    Our current portfolio of other real estate owned totals $526,881. Eight properties were obtained through the normal foreclosure process, and two properties were deeded in lieu of foreclosure. All of our properties are located in Vermont and consist of the following; land in Jay; a single family residence in Barton and one in Newport; three commercial condominium units in Newport; an apartment building in Newport Center and one in Orleans; a commercial building in Newport; and a commercial building in Derby. The Company is actively attempting to sell all of the other real estate owned, and expects no material loss on any of these properties. Currently, the Company has a purchase and sale contract on one of the commercial condominium units in Newport. Other real estate owned is by definition a non-earning asset, and as such has a negative impact on the Company's earnings.


OTHER OPERATING INCOME AND EXPENSES

    Total other operating income for the second quarter of 1998 was $513,773 compared to $626,604 for the second quarter of 1997, and $368,816 for the second quarter of 1996, a decrease of $112,831 or 18% for 1998 versus 1997, and an increase of $257,788 or 70% for 1997 versus 1996. Other income reports the biggest decrease for 1998 versus 1997 at a reported $114,304 decrease. A gain from the sale of inventory associated with an OREO property was recognized during the second quarter of 1997, contributing immensely to the increase for 1997 versus 1996, and the decrease for 1998 versus 1997.
An increase in income from sold loans for the second quarter of 1998 helped to offset a portion of this decrease in other income. Service fees decreased $5,141 or by 3% for 1998 versus 1997, while an increase of $12,778 or 7.8% is noted for 1997 versus 1996. Trust department income increased $6,614 or by 23.2% for the second quarter of 1998 versus 1997, while a decrease of 4.3% is noted for the second quarter of 1997 compared to 1996. Total other operating income for the first six months of 1998 ended at $810,536 compared to $913,125 for the same period in 1997 and $622,825 for 1996. The results are a decrease of $102,589 or 11.2% for 1998 versus 1997 and an increase of $290,300 or 46.6%, for 1997 versus 1996. Again, other income showed the biggest decrease reported at $105,985 or 20.5% for 1998 versus 1997 with an increase of $226,923 or 77.9% for 1997 versus 1996. Service fees reported a decrease in the six month comparison figure for 1998 versus 1997, with a figure of $332,543 for the first six months of 1998 compared to $338,559 for the same period in 1997, while an increase is reported for the same time periods of 1997 versus 1996 amounting to $64,095 in additional income. The manner in which fees are assessed was changed in 1997, helping to create this increase in other income.

    Total other operating expenses for the second quarter of 1998 was $1.76 million compared to $1.94 million for 1997, and $1.64 million for 1996 resulting in a decrease of 9% for 1998 versus 1997, and an increase of 18.5% for 1997 versus 1996. Salaries, the largest portion of other operating expenses, showed a decrease of $67,320, or 8.8% for 1998 versus 1997, and an increase of $109,810, or 16.7% for 1997 versus 1996. Other expenses reported the biggest decrease for 1998 versus 1997 totaling $129,610 or 19.3%, while in the comparison of 1997 versus 1996, it reported the biggest increase of $166,262, or 33%. A major factor for the decrease for 1998 versus 1997, and the increase for 1997 versus 1996 was a write-down of $119,000 on an OREO property during the second quarter of 1997. Total operating expense for the six month comparison periods increased from $3.2 million for 1996 to $3.5 million for 1997 and then increased to $3.6 million for 1998, resulting in increases of 8.9% for 1997 versus 1996 and 3% for 1998 versus 1997. Other expense reported the only decrease for 1998 versus 1997, while it again topped the list of increases for 1997 versus 1996 due in part to the write-down mentioned above as well as an increase in the loss on a limited partnership that Community National Bank is involved in. Occupancy expenses reported the biggest increase at $43,451, or 7.24% for 1998 versus 1997, while it reported the smallest increase of $1,803, or .3% for 1997 versus 1996. The increase in 1998 is due in part to an increase in the expense for depreciation and taxes on bank property. Pension and other employee benefits notes the next biggest increase for 1998 versus 1997, while the 1997 versus 1996 comparison shows the only decrease, beginning at a figure of $320,776 for the first six months of 1996, decreasing to $316,490 for the first six months of 1997, and then increased $35,246 to end at an expense figure of $351,736 as of June 30, 1998. An increase in medical claims is a key reason for this increase in 1998.

    All components of other operating expenses are monitored by management, however, a quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the company.

APPLICABLE INCOME TAXES

    Income before taxes increased from $661,522 for the second quarter of 1996 to $831,622 for the second quarter of 1997, and then decreased to $746,924 for the second quarter of 1998, an increase of $170,100 or 25.7% for 1997 versus 1996, and a decrease of $84,698 or 10.2% for 1998 versus 1997. As a result, provisions for income taxes for the second quarter of 1997 increased $71,316 compared to the same period for 1996, and decreased $31,001 for the second quarter of 1998 compared to the second quarter of 1997, ending the second quarter period of 1998 at $188,982. Income before taxes for the first six months increased from $1.3 million for 1996 to $1.5 million for 1997, and then decreased to $1.3 million for the six months ended June 30, 1998, with income taxes calculated at $288,817, $394,811, and $302,855, respectively.


EFFECTS OF INFLATION

    Rates of inflation affect the reported financial condition and results of operations of all industries, including the banking industry. The effect of monetary inflation is generally magnified in bank financial and operating statements. As costs and prices rise during periods of monetary inflation, cash and credit demands of individuals and businesses increase, and the purchasing power of net monetary assets declines. The Corporation depends primarily on a strong net interest income to enable their purchasing power to remain aggressive.

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

    Average earning assets grew by 5.5% in the first six months of 1998 as compared to the same period in 1997 to an average volume of $206.9 million. Loans, which totaled $149.9 million in 1998 and $146.3 million in 1997, comprised 72.4% and 74.6% respectively, of our earning assets with the average volume of loans increasing $3.6 million or 2.5% in the first six months of 1998, compared to the same period in 1997. On June 30, 1998, residential real estate mortgages made up 65% of our portfolio, commercial loans made up 23% and personal loans made up 12%, compared to 65%, 22%, and 13% respec-tively, in 1997.

    Taxable investments made up 17% of our average earning assets in the first six months of 1998 compared to 19% in 1997 to end the period at an average volume of almost $35 million.

    Tax-exempt investments of $12 million made up 5.8% of our average earning assets in the first six months of 1998, compared to $10.7 million or 5.5% in 1997.

    Federal funds sold, which had an average volume of $3.3 million, made up 1.6% of our earning assets in the first six months of 1998, compared to an average volume of $667,624 or .34% of earning assets for the same period in 1997. BankBoston sweep account comprised 2.7% of our earning assets, and ended the first six months of 1998 at an average volume of $5.6 million.
And ending the list of earning assets, other securities increased to $1.27 million making up .61% in 1998 compared to $1.23 million comprising .62% in 1997.

    Historically, the Company has funded its growth by steady increases in its core deposits. The Company has no brokered deposits as mentioned earlier, nor does it rely on large certificates or other forms of volatile deposits to fund its growth in earning assets. As interest rates decline, there is a shift to savings and money market accounts, as customers await an opportunity to rein-vest at higher rates. Conversely as rates increase, funds shift from savings and money market accounts to certificates of deposit to lock in higher yields. Currently, rates on CD's are slightly higher than they were last year at this time, and the Company is experiencing a shift into these deposits. Time deposits increased approximately 4.7% to an average volume of $98.5 million, accounting for 56% of the total interest bearing accounts for the first six months of 1998, compared to $94.1 million in average volume and 56.1% of total interest bearing accounts for the first six months of 1997.

    Savings accounts decreased 5.2% to an average volume of $30.4 million accounting for 17.3% of the total interest bearing accounts for the first six months of 1998, compared to an average volume of $32.1 million and 19% of total interest bearing accounts for the first six months of 1997.

    An increase of $3.7 million is noted in NOW and money market funds with an average volume of $42.7 million reported at the end of the first six months of 1998 compared to approximately $39 million at the end of the first six months of 1997. These volumes accounted for 24.3% and 23.3% respectively, of the total interest bearing liability accounts.

    Other borrowed funds accounts for 2.3% of total interest bearing liabilities for the first six months of 1998 with an average volume of $4.1 million. Repurchase agreements makes up the least at an average balance as of June 30, 1998 of $17,686, comprising .01% of total interest bearing liabilities, while subordinated debentures ends the list with an average volume of $78,000 comprising .04% compared to $133,000 comprising
 .08% a year ago.

CAPITAL RESOURCES

    The Corporation's stockholders' equity, which started the year at $20,480,357, was increased through earnings of $965,620 and sales of common stock of $492,691 through dividend reinvestment and debenture conversions.
It was decreased by dividends of $908,153, purchase of treasury stock of $108 and adjustment of $982 for valuation of allowance for securities to end the first six months of 1998 at $21,029,425 with a restated book value of $6.86 per share. All stockholders'equity is unrestricted. Additionally, it is noted that the net unrealized gain on valuation allowance for securities has decreased since the beginning of the year. A review of this activity shows that as the maturity date of the investments gets closer, the market price becomes favorably better, therefore, material loss is greatly reduced.

    The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively. As of June 30, 1998, the Company continued to maintain ratios far above the minimum requirements with reported ratios of approximately 19% for Tier I and 20% for Total Capital.

    The Corporation intends to continue the Company's past policy of maintaining a strong capital resource position to support its asset size and level of operations. Consistent with that policy, management will continue to anticipate the Corporation's future capital needs.

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


PART II.

Item 1

Legal Proceedings

    Community National Bank is currently involved in a lawsuit against the State of Vermont. The issue involves OREO property that is on "filled land" on the shores of Lake Memphremagog in the City of Newport. According to a so-called "public trust doctrine", the State of Vermont might have ownership of any lands created by filling any portion of the navigable waters of the state. The result of this is that the Bank has been unable to sell these properties because some attorneys will not clear title to the property. The suit filed is an attempt to clear title to said properties by seeking judicial clarification of the public trust doctrine. The outcome of the suit is not likely to have a material impact on the financial statements of the Bank or consolidated Company.

    There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject, other than routine litigation incidental to its banking business.

Item 5  Other Information

     Effective June 29, 1998 the Securities and Exchange Commission amended its proxy solicitation rules governing the use by a company of discretionary authority conferred in a proxy. Under the amended rule, unless a proponent notifies the Company of his or her intention to present a proposal for action at a meeting within the time period prescribed by the rule, the Company will be permitted to use its discretionary authority conferred in the proxy to vote on the proposal, even if the proposal has not been discussed in the Company's proxy statement. In order to be timely under the amended rule, notice must be furnished to the Company no later than 45 days prior to the date of mailing of the prior year's proxy statement. Accordingly, shareholders of Community Bancorp. are advised that the Company will be permitted to utilize the discretionary authority conferred in the proxy for the 1999 Annual Meeting of Shareholders as to any shareholder proposal submitted for action at such Meeting, unless the proponent furnishes notice of the proposal to the Company no later than February 15, 1999.

     Reference is made to the Company's proxy statement for the 1998 Annual Meeting of Shareholders for a description of the notification requirements in connection with any shareholder proposal sought to be included in the Company's proxy statement for the 1999 Annual Meeting.

Item 6

Exhibits and Reports on Form 8-K

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

COMMUNITY BANCORP.



DATED:  August 5, 1998                  By: /s/ Richard C. White
                                          -------------------------------
                                          Richard C. White, President


DATED:  August 5, 1998                  By: /s/ Stephen P. Marsh
                                          -------------------------------
                                          Stephen P. Marsh,
                                          Vice President & Treasurer