Form 10QSB/A
period 1998-06-30
COMMUNITY BANCORP /VT
filed 1998-09-09
CIK 718413

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

Item 4  Submission of Matters to a Vote of Security Holders

    The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders of Community Bancorp. on May 5, 1998:

1. To elect four directors to serve until the Annual Meeting of Shareholders in 2001;

2. To ratify the selection of the independent public accounting firm of A.M. Peisch & Company as the Corporation's external auditors for the fiscal year ending December 31, 1998; and

3. To consider and act upon a proposal to amend the Corporation's Articles of Association to increase the number of authorized shares of common stock from the current 2,000,000 to 6,000,000.

The results are as follows:

                                                         WITHELD/      BROKER
     MATTER              FOR              AGAINST        FOR          NON-VOTE
------------------------------------------------------------------------------

Election of Directors:
Michael H. Dunn          1,084,930.16607  62,523.2283    1,210.611731 -0-
Marcel M. Locke          1,140,597.93247   5,855.4619    1,210.611731 -0-
Stephen P. Marsh         1,092,347.05157  55,106.3428    1,210.611731 -0-
Dale Wells               1,147,043.70687     409.6875    1,210.611731 -0-

Selection of Auditors
 A.M. Peisch & Company   1,148,177.84990     915.925549  1,570.235643 -0-

Amend Articles of
 Association to increase
 authorized shares       1,123,709.59814   7,745.0643   17,209.343658 -0-

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

COMMUNITY BANCORP.



DATED:  September 9, 1998                 By: /s/ Richard C. White
                                          -------------------------------
                                          Richard C. White, President


DATED:  September 9, 1998                 By: /s/ Stephen P. Marsh
                                          -------------------------------
                                          Stephen P. Marsh,
                                          Vice President & Treasurer