Form 10QSB
period 1998-09-30
COMMUNITY BANCORP /VT
filed 1998-11-12
CIK 718413

CONFORMED COPY

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          FORM 10-QSB


           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For Nine Months Ended September 30, 1998
                Commission File Number 000-16435

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

At September 30, 1998, there were 3,123,351 shares of the Corporation's $2.50 par value common stock issued and 3,093,708 shares outstanding.

Total Pages - 22 Pages


                  PART I.  FINANCIAL INFORMATION

                  Item 1.  Financial Statements

COMMUNITY BANCORP. AND SUBSIDIARIES
Balance Sheet
( Unaudited )                            September 30  December 31 September 30
                                         1998          1997        1997

Assets
Cash and due from banks,
 non-interest bearing                      4,862,928    10,657,610   4,049,679
Cash and due from banks, interest bearing    849,757             0           0
Federal funds sold                         2,725,000     3,650,000   3,150,000
    Total cash and cash equivalents        8,437,685    14,307,610   7,199,679
Securities held-to-maturity (market value
 $38,708,948 at 9/30/98, $34,125,823 at
 12/31/97, and $43,534,023 at 9/30/97)    38,465,409    34,125,802  43,533,982
Securities available-for-sale             20,714,375     8,039,063   8,024,375
Restricted equity securities               1,141,650     1,099,750   1,099,750
Loans                                    150,599,826   150,115,852 150,457,019
 Allowance for loan losses                (1,652,776)   (1,502,202) (1,503,866)
 Unearned net loan fees                     (856,840)     (866,589)   (868,862)
    Net loans                            148,090,210   147,747,061 148,084,291
Bank premises and equipment, net           3,064,566     3,285,661   3,299,792
Accrued interest receivable                1,730,111     1,460,298   1,624,601
Other real estate owned, net                 592,114     1,088,867   1,534,781
Other assets                               2,002,537     1,847,292   1,714,468
    Total assets                         224,238,657   213,001,404 216,115,719

Liabilities and Stockholders' Equity

Liabilities
Deposits:
 Demand, non-interest bearing             22,273,432    20,297,137  19,002,110
 NOW and money market accounts            44,774,125    40,562,693  39,573,997
 Savings                                  31,525,967    30,053,422  32,397,723
 Time deposits, $100,000 and over         19,191,274    18,182,338  17,312,258
 Other time deposits                      79,709,528    78,484,811  78,886,185
    Total deposits                       197,474,326   187,580,401 187,172,273

Repurchase Agreements                         78,320             0           0
Borrowed funds                             4,060,000     4,060,000   8,065,000
Accrued interest and other liabilities       918,510       776,646     644,378
Subordinated convertible debentures           20,000       104,000     105,000
    Total liabilities                    202,551,156   192,521,047 195,986,651

Stockholders' Equity
Common stock - $2.50 par value;
 6,000,000 shares authorized and 3,123,351 shares
 issued at 9/30/98, 3,074,326  issued at 12/31/97,
 and 3,052,436  issued at 9/30/97          7,808,378     7,685,815   7,631,090
Additional paid-in capital                 8,584,444     7,978,435   7,803,294
Retained earnings                          5,405,536     5,227,535   5,111,445
Unrealized gain on securities
 available-for-sale, net of tax              334,477        33,709      28,339
Less: treasury stock, at cost;
 29,643 shares at 9/30/98, 29,629 shares
 at 12/31/97, and 29,627 shares at 9/30/97  (445,334)     (445,137)   (445,100)
    Total stockholders' equity            21,687,501    20,480,357  20,129,068

Total liabilities and stockholders'
 equity                                  224,238,657   213,001,404 216,115,719

COMMUNITY BANCORP. AND SUBSIDIARIES
Statements of Income
   ( Unaudited )

For The Third Quarter Ended September 30,  1998          1997        1996
Interest income
 Interest and fees on loans                3,483,609     3,504,235   3,387,327
 Interest and dividends on investment securities
  U.S. Treasury securities                   537,196       509,578     469,933
  U.S. Government agencies                    42,301        21,192      25,443
 States and political subdivisions           170,690       173,647     185,496
 Dividends                                    18,162        17,921      17,308
 Interest on Bank of Boston sweep account     23,767             0           0
 Interest on federal funds sold               48,723        26,250      77,315
    Total interest income                  4,324,448     4,252,823   4,162,822

Interest expense
 Interest on deposits                      1,992,663     1,894,888   2,035,788
 Interest on repurchase agreements               929             0           0
 Interest on other borrowed funds             51,124       101,016         410
 Interest on subordinated debentures             229         2,584       4,847
    Total interest expense                 2,044,945     1,998,488   2,041,045

  Net interest income                      2,279,503     2,254,335   2,121,777
  Provision for loan losses                 (150,000)     (215,000)    (80,000)
  Net interest income after provision      2,129,503     2,039,335   2,041,777

Other operating income
 Trust department income                      43,486        29,028      30,275
 Service fees                                170,762       181,434     163,138
 Security gains (losses)                           0             0           0
 Other                                       167,946       141,124     131,951
    Total other operating income             382,194       351,586     325,364

Other operating expenses
 Salaries and wages                          708,689       728,382     681,742
 Pension and other employee benefits         192,326       203,274     181,774
 Occupancy expenses, net                     323,744       332,987     300,210
 Trust department expenses                     9,389        11,043       3,165
 Other                                       533,566       539,341     478,931
    Total other operating expenses         1,767,714     1,815,027   1,645,822

  Income before income taxes                 743,983       575,894     721,319
  Applicable income taxes (credit)           181,844       124,725     181,834
  Net Income                                 562,139       451,169     539,485


Earnings per common share on weighted average   0.18          0.15        0.19
Weighted average number of common shares
 Used in computing earnings per share      3,092,750     2,991,744   2,874,725
Dividends per share                             0.15          0.14        0.13

All 1996 per share data restated to reflect 5% stock dividend paid on February 1, 1997.
Per share data for current year to date and all per share data for 1997 and 1996 restated to reflect a 100% stock dividend paid on June 1, 1998.

COMMUNITY BANCORP. AND SUBSIDIARIES
Statements of Income
   ( Unaudited )

For the Nine Months Ended September 30,   1998          1997        1996

Interest income
 Interest and fees on loans               10,352,917    10,283,050   9,951,961
 Interest and dividends on investment securities
  U.S. Treasury securities                 1,525,088     1,568,142   1,477,896
  U.S. Government agencies                    83,380        62,758      56,926
  States and political subdivisions          462,851       455,431     612,986
  Dividends                                   55,566        52,724      51,723
 Interest on Bank of Boston sweep account    144,424             0           0
 Interest on federal funds sold              132,094        42,990     188,228
    Total interest income                 12,756,320    12,465,095  12,339,720

Interest expense
 Interest on deposits                      5,933,489     5,642,542   6,206,424
 Interest on repurchase agreements             3,122             0           0
 Interest on other borrowed funds            147,367       168,533       4,449
 Interest on subordinated debentures           4,047         9,007      16,499
    Total interest expense                 6,088,025     5,820,082   6,227,372

  Net interest income                      6,668,295     6,645,013   6,112,348
  Provision for loan losses                 (510,000)     (525,000)   (240,000)
  Net interest income after provision      6,158,295     6,120,013   5,872,348

Other operating income
 Trust department income                     109,326        85,452      89,345
 Service fees                                503,305       519,993     437,602
 Security gains (losses)                           0             0      (1,928)
 Other                                       580,099       659,266     423,170
    Total other operating income           1,192,730     1,264,711     948,189

Other operating expenses
 Salaries and wages                        2,117,596     2,125,586   1,980,638
 Pension and other employee benefits         544,062       519,764     502,550
 Occupancy expenses, net                     967,674       933,466     898,886
 Trust department expenses                    36,805        22,797      11,159
 Other                                     1,672,431     1,680,679   1,437,095
    Total other operating expenses         5,338,568     5,282,292   4,830,328

  Income before income taxes               2,012,457     2,102,432   1,990,209
  Applicable income taxes (credit)           484,698       519,536     470,651
  Net Income                               1,527,759     1,582,896   1,519,558

Earnings per common share on weighted average   0.50          0.53        0.53
Weighted average number of common shares
Used in computing earnings per share       3,064,136     2,963,525   2,849,521

Book value per share on shares outstanding     $7.01         $6.79       $6.51

All 1996 per share data restated to reflect 5% stock dividend paid on February 1, 1997.
Per share data for current year to date and all per share data for 1997 and 1996 restated to reflect a 100% stock dividend paid on June 1, 1998.

COMMUNITY BANCORP. AND SUBSIDIARIES
      Statement of Cash Flows
For the Nine Months Ended September 30,    1998        1997        1996

Reconciliation of net income to net cash
 provided by operating activities:
  Net Income                                 1,527,759   1,582,896   1,519,558
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                 303,012     299,171     287,860
  Provisions for possible loan losses          510,000     525,000     240,000
  Provisions for deferred taxes                (70,245)     52,121     110,097
  Securities (gains) losses                          0           0       1,928
  Loss (gain) on sales of OREO                  (2,712)     (7,920)    (96,888)
  Subsequent writedowns on OREO                 26,592     129,446      12,320
  Amortization of bond premium                  35,412      11,111      49,279
  Increase (decrease) in taxes payable          15,944    (230,350)    (46,446)
  (Increase) decrease in interest receivable  (269,813)    (85,964)    (45,508)
  (Increase) decrease in other assets         (190,168)   (415,755)   (162,524)
  Increase (decrease) in unamortized loan fees  (9,749)    (35,441)     (6,087)
  Interest (decrease) in interest payable       (9,725)     77,213     (33,387)
  Increase (decrease) in accrued expenses       56,345      78,718      23,802
  Increase (decrease) in other liabilities     148,160     (13,059)     53,814
   Net cash provided by operating activities 2,070,812   1,967,187   1,907,818

Cash flows from investing activities:
 Investments - held to maturity
  Maturities and paydowns                   12,861,980   8,675,068  14,137,829
  Purchases                                (17,220,197)(14,271,814)(23,277,597)
 Investments - available for sale
  Sales and maturities                       2,000,000           0   9,000,000
  Purchases                                (14,236,406)          0           0
 Purchase of restricted equity securities      (41,900)    (36,700)    (23,300)
 Investment in limited partnership             (40,312)        282     (54,161)
 Increase in loans, net of payments         (1,067,622) (6,613,086) (7,576,927)
 Capital expenditures                          (81,917)   (177,604)   (476,979)
 Recoveries of loans charged off               165,911     108,837      73,484
 Costs incurred in acquiring OREO                    0           0           0
 Proceeds from sales of OREO                   531,184     234,873     387,271
    Net cash used in investing activities  (17,129,279)(12,080,144) (7,810,380)

Cash flows from financing activities:
 Net increase in demand deposits,
  NOW, Money Mkt. and savings                7,660,272     969,089  12,010,708
 Net increase in certificates of deposit     2,233,653   2,348,708  (1,532,054)
 Net increase (decrease) in other borrowed funds     0   6,400,000           0
 Payments to acquire treasury stock               (197)     (4,888)       (159)
 Dividends paid                               (705,186)   (645,671)   (561,108)
  Net cash provided by financing activities  9,188,542   9,067,238   9,917,387
  Net increase in cash and cash equivalents (5,869,925) (1,045,719)  4,014,825
 Cash and cash equivalents:
    Beginning                               14,307,610   8,245,398   8,893,955
    Ending                                   8,437,685   7,199,679  12,908,780

Supplemental schedule of cash paid during the year
 Interest paid                               6,096,466   5,741,771   6,203,358
 Income taxes paid                             538,999     697,765     407,000

Supplemental schedule of noncash investing
 and financing activities:
  Net change in securities valuation          $455,709     $30,873    ($75,485)
  OREO  acquired in settlements of loans      $318,577  $1,438,812    $638,599
    Debentures converted to common stock       $84,000     $65,000     $64,000
    5% Stock dividend at market value               $0  $1,294,006          $0
    100% Stock dividend at par value        $3,823,576          $0          $0

Dividends paid
 Dividends payable                          $1,369,090  $1,233,310  $1,048,895
 Dividends reinvested                        ($663,904)  ($587,639)  ($487,787)
                                              $705,186    $645,671    $561,108

                     AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information:
   Average earning assets (including non-accrual loans)
   Average interest bearing liabilities supporting earning assets
   Interest income and interest expense as a rate/yield

                                For the First Nine Months Ended:
                                        1998                      1997
                   Average     Income/    Rate   Average     Income     Rate/
                   Balance     Expense    Yield  Balance     Expense    Yield

EARNING ASSETS

Loans (gross)      150,459,708 10,352,917  9.20% 147,412,851 10,283,050  9.33%
Taxable Investment
 Securities         37,556,080  1,608,368  5.73%  36,611,742  1,630,900  5.96%
Tax Exempt Investment
 Securities (1)     12,936,310    692,221  7.15%  11,785,508    680,453  7.72%
Federal Funds Sold   3,829,560    132,094  4.61%     984,487     42,990  5.84%
Bank of Boston
 sweep account(2)    3,197,058    144,424  6.04%        N/A        N/A    N/A
Other Securities (3) 1,268,761     61,550  6.49%   1,238,290     59,056  6.38%

    TOTAL          209,247,477 12,991,574  8.29% 198,032,878 12,696,447  8.56%

INTEREST BEARING LIABILITIES

Savings Deposits    30,763,292    616,294  2.68%  32,215,343    662,346  2.75%
NOW & Money Market
 Funds              43,275,589  1,161,619  3.59%  38,601,066  1,026,536  3.56%
Time Deposits       98,425,080  4,150,058  5.64%  94,355,372  3,953,659  5.60%
Other Borrowed Funds 4,060,000    147,367  4.85%   3,722,916    168,533  6.05%
Repurchase
Agreements(4)           39,939      1,324  4.43%        N/A        N/A    N/A
Subordinated Debentures 50,000      4,047 10.82%     127,000     10,105 10.64%

     TOTAL         176,613,900  6,080,709  4.60% 169,021,697  5,821,179  4.60%

Net Interest Income             6,910,865                     6,875,270
Net Interest Spread(5)                     3.69%                         3.96%
Interest Differential(6)                   4.42%                         4.64%

<F01>  Income on investment securities of state and political subdivisions is stated on a fully taxable basis (assuming a 34 percent tax rate).
<F02>  Bank of Boston sweep account is a new interest bearing account effective for the 1998 calendar year.
<F03>  Included in other securities are taxable industrial development bonds
       (VIDA), with income of approximately $5,985 for 1998 and $6,332 for 1997.
<F04>  Repurchase agreements were established during the second quarter of 1998.
<F05>  Net interest spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
<F06>  Interest differential is net interest income divided by average earning assets.

                   CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                 The following table summarizes the variances in income
                 for the first nine months of 1998 and 1997 resulting from
                 volume changes in assets and liabilities and fluctuations
                 in rates earned and paid.
                                            Variance    Variance
RATE / VOLUME                               Due to      Due to       Total
                                            Rate(1)     Volume(1)    Variance
EARNING ASSETS

   Loans                                    (142,672)   212,539       69,867
   Taxable Investment Securities             (64,598)    42,066      (22,532)
   Tax Exempt Investment Securities (2)      (54,675)    66,443       11,768
   Federal Funds Sold                        (35,133)   124,237       89,104
   Bank of Boston sweep account                 N/A        N/A          N/A
   Other Securities                            1,041      1,453        2,494

       Total Interest Earnings              (296,037)   446,738      150,701

INTEREST BEARING LIABILITIES

   Savings Deposits                          (16,962)   (29,090)     (46,052)
   NOW & Money Market Funds                   10,771    124,312      135,083
   Time Deposits                              25,871    170,528      196,399
   Other Borrowed Funds                      (36,425)    15,259      (21,166)
   Repurchase Agreements(3)                     N/A        N/A          N/A
   Subordinated Debentures                       174     (6,232)      (6,058)

       Total Interest Expense                (16,571)   274,777      258,206

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

<F02>  Income on tax exempt securities is stated on a fully taxable basis.
       The assumed rate is 34%.
<F03>  Bank of Boston sweep accounts and repurchase agreements were established during the 1998 calendar, therefore, no variances are available.

                           COMMUNITY  BANCORP.
                          EARNINGS  PER  SHARE

For The Third Quarter Ended September 30      1998       1997       1996

 Net Income                                     562,139    451,169    539,485
 Average Number of Common Shares Outstanding  3,092,750  2,991,744  2,874,725
 Earnings Per Common Share                         0.18       0.15       0.19

 For The Nine Months Ended September 30       1998       1997       1996

  Net Income                                  1,527,759  1,582,896  1,519,558
  Average Number of Common Shares Outstanding 3,064,136  2,963,525  2,849,521
  Earnings Per Common Share                        0.50       0.53       0.53



              GRAPHICS                     GRAPHICS


                           PART I.

                           Item 2

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   THE RESULTS OF OPERATIONS
          For the Nine Months Ended September 30, 1998

    Community Bancorp. is a bank holding company whose subsidiaries include Community National Bank and Liberty Savings Bank. Community Bancorp. acquired the assets and stock of Liberty Savings Bank on
December 31, 1997. Liberty Savings Bank was operating as a stand-alone bank in the town of Salisbury, in the state of New Hampshire. The building that housed this bank was not purchased, therefore, the address for Liberty Savings Bank is currently C/O Community Bancorp., Derby, Vermont. Future plans are to operate a facility somewhere in the northern part of New Hampshire, initially as just a lending facility, with the intent to expand to a full service facility sometime thereafter. This endeavor will further extend the servicing area of Community Bancorp.
and subsidiaries, "the Company", to include two states and four counties. Community National Bank's main office is located in Derby, with branch offices in Newport, Troy, Derby Line, Barton, Island Pond, and St. Johnsbury. All these offices are located in Orleans County with the exception of the Island Pond and St. Johnsbury offices, which are in Essex
County and Caledonia County, respectively.   The St. Johnsbury
office is the Bank's only branch office open seven days a week, all other offices are open Monday through Saturday. Since this office is located in the same building as a supermarket that is open 24 hours a day, seven days a week, extended hours at this branch were deemed necessary to accommodate shoppers.

    The financial statements preceding this narrative are presented as consolidated figures for the Company. The following discussion refers primarily to Community National Bank's operations as most of the Bancorp's business is conducted through the Bank, and income for Liberty Savings Bank is limited to interest generated by the U.S. Treasury strip acquired by the Company in the December '97 acquisition.

LIQUIDITY

    Liquidity management refers to the ability of The Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Our time deposits greater than $100,000 increased from $17.3 million for the first nine months of 1997 to $19.2 million for the first nine months of 1998, an increase of 10.9%. Other time deposits increased from $78.9 million at the end of the first nine months of 1997 to $79.7 million at the end of the first nine months of 1998, an increase just over one percent.
A review of these deposits, primarily the time deposits over $100,000 indicates that any growth is notably generated locally and regionally, and by established customers of the Company. The Company has no brokered deposits. Now and money market accounts increased from $39.6 million for the first nine months of 1997 to $44.8 million at the end of the first nine months of 1998, an increase of $5.2 million or 13.14%. Savings accounts decreased 2.7% to end the nine month comparison period at $31.5 million for 1998 compared to $32.4 million for 1997. Our gross loan portfolio increased $143 thousand from $150.5 million at the end of the first nine months of 1997 to $150.6 million for the same period in 1998.
Of this total portfolio of $150.6 million, $80.6 million are scheduled to reprice or mature within one year compared to $81.3 million a year ago.
At the end of the first nine months of 1998, the Company reported investments of "Available for Sale" securities at a market price of just over $20.7 million, compared to $8 million for the same period in 1997.
The book value of securities classified as "Held to Maturity" decreased to $38.5 million for the first nine months of 1998 from $43.5 million for the same comparison period in 1997, a decrease of $5.1 million or 11.6%.
In addition to these investments, the Company held in its portfolio Equity Securities with a book and market value of $1.14 million as of September 30, 1998 compared to $1.1 million for the prior year. Federal funds sold were reported at $2.7 million for the first nine months of 1998 compared to $3.2 million for the first nine months of 1997, a decrease of $425 thousand or 13.5%. Community National Bank set up a sweep account at the Bank of Boston during the first part of 1998, and as of September 30, 1997 the balance was $849,727. Additionally, the Company has access to various lines of credit totaling $102.5 million, of which $4.1 million is advanced as of September 30, 1998.

RESULTS OF OPERATIONS

    Net income for the third quarter ended September 30, 1998 was $562 thousand, representing an increase of 24.6% over net income of $451 thousand for the third quarter ended September 30, 1997, and an increase of 4.2% compared to net income of $539 thousand for the third quarter ended September 30, 1996, resulting in earnings per share of $0.18, $0.15, and $0.19, respectively. Net income for the first nine months of 1998 was $1.53 million compared to $1.58 million a year ago, and $1.52 million for the same period in 1996, translating to a decrease of 3.3% for 1998 versus 1997, and an increase of just under one percent for 1998 versus 1996. As a result, earnings per share of $0.50, $0.53, and $0.53 were reported for the first nine months of 1998, 1997, and 1996, respectively.

    A 5% stock dividend was declared on January 10, 1997, payable on February 1, 1997 to shareholders of record on January 15, 1997. As a result of this dividend, all per share data for 1996 has been restated. In 1998, a 2-for-1 stock split was declared and accomplished through a 100% stock dividend. In order for this to occur, an increase in the number of authorized shares was voted on and accepted by the shareholders at the Annual Meeting held on May 5, 1998. The stock dividend was then paid on June 1, 1998 to shareholders of record as of May 15, 1998. All per share data for the current year to date and all quarterly data for 1997 and 1996 have been restated to reflect this stock dividend. A cash dividend of $0.15 per share was declared in each of the first three quarters of 1998, compared to cash dividends of $0.14 per share for the first three quarters of 1997, and $0.13 per share for the same periods in 1996.

    Net interest income, the difference between interest income and interest expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix and interest rate sensitivity of earning assets versus interest bearing liabilities.

    Net interest income for the third quarter of 1998 increased to
$2.28 million from $2.25 million in 1997, and $2.12 million in 1996, resulting in increases of 1.12% for 1998 versus 1997, and 6.25% for 1997 versus 1996. Net interest income for the first nine months increased from $6.1 million for 1996 to $6.65 million for 1997, and ended the first nine months of 1998 at $6.67 million, tallying increases of 8.7%
and just under one half of one percent, respectively, for 1997 versus 1996, and 1998 versus 1997. Interest income increased by $90 thousand or 2.2% for the third quarter of 1997 versus 1996, and by $72 thousand or 1.7% for the third quarter of 1998 versus 1997, increasing from
$4.16 million in 1996, to $4.25 million in 1997, and ending the third
quarter of 1998 at $4.33 million.   Interest income for the first nine
months of 1998 increased to $12.8 million compared to $12.5 million in 1997, and $12.3 million for the first nine months of 1996, an increase of $291 thousand or 2.3% for 1998 versus 1997, and an increase of $125 thousand or just over one percent for 1997 versus 1996. Interest expense increased $46 thousand or by 2.32% for the third quarter of 1998 versus 1997, while a decrease of $43 thousand or 2.09% was noted for the third quarter of 1997 versus 1996. An increase is also noted for the first nine months of 1998 versus 1997 amounting to $265 thousand or 4.6%, while a decrease of $407 thousand or 6.5% is noted in the first nine months of 1997 compared to the same period for the prior year. In reviewing the third quarter figures, total interest expense increased slightly while a decrease is noted in 1998 for interest and fees on loans, the major source of interest income. This was offset by sizable increases in interest on investments and federal funds sold. In 1997, the decrease in total interest expense and the increase in interest and fees on loans made up for the decreases in some of the components of interest income. Both of these scenarios support the increase in net interest income in the respective comparison periods. In reviewing the nine month figures, the increase in interest expense was outweighed by the income generated by the new Bank of Boston sweep account together with the increase in interest and fees on loans and federal funds sold.

    The following paragraphs are comparisons of average balances and the respective yield for interest earning assets and interest bearing liabilities. Figures for these comparisons were obtained from the table labeled "Average Balances and Interest Rates", found in the financial statements section.

    Income on tax-exempt securities is stated on a fully tax equivalent basis in this table, therefore, figures presented are higher than those presented in the Statement of Income included with the financial statements.

    Income from loans for the first nine months of 1998 increased just under one percent to $10.4 million compared to $10.3 million for the same period in 1997. The average volume of loans increased 2.1% to end the first nine months of 1998 at $150.5 million compared to $147.4 million for the prior year, while the yield on these loans decreased 13 basis points from 9.33% to 9.20%.

    The average volume of taxable investments increased to $37.6 million or by 2.6%, while the yield on these investments for the first nine months of 1998 fell 23 basis points, from a yield of 5.96% to 5.73%.
Of the total taxable investments, approximately $18 million is classified as available for sale, with the remaining $19.6 million classified as held to maturity. Included in the held to maturity average volume is the U.S. Treasury Strip with an average volume of $1.4 million that the Company obtained in the acquisition of Liberty Savings Bank. An increase of $1.2 million or 9.8% is noted in the average volume of tax-exempt investments, with figures of $11.8 million for the first nine months of 1997 compared to $12.9 million for the same period in 1998. The tax equivalent yield decreased 57 basis points from 7.72% for the first nine months of 1997 to 7.15% for the first nine months of 1998. All of these investments are classified as held to maturity.

    Other securities ended the nine months period in 1998 at an average volume of $1.27 million, resulting in an increase of 2.5% compared to the same period last year. Income generated from these securities increased 4.2%, and the average yield increased 11 basis points from a yield of 6.38% for the first nine months of 1997 to 6.49% for the first nine months of 1998. Of this total volume of $1.27 million, approximately $1.12 million are equity securities, and under the guidelines, are classified as available for sale, with the remaining $145 thousand classified as held to maturity.

    The Company currently has no investments classified as trading securities, nor does it intend to carry any of these securities.

    The average volume on federal funds sold increased from $984 thousand to $3.8 million for the first nine months of 1998 compared to the same period in 1997. The income from these funds increased accordingly by $89 thousand, with income reported at $132 thousand and $43 thousand, respectively for the first nine months of 1998 and 1997.

    The Bank of Boston sweep account reports an average volume for the first nine months of 1998 of $3.2 million with income of $144 thousand, resulting in an average yield of 6.04%.

    In total, the volume of average earning assets increased to $209.3 million, or by 5.7% during the first nine months of 1998 compared to the same period in 1997. Income generated on these earning assets increased from $12.7 million to almost $13 million, while the average yield on these assets decreased 27 basis points from 8.56% to 8.29%, respectively, for the first nine months of 1997 and 1998.

    Savings deposits decreased from an average volume of $32.2 million for the first nine months of 1997 to $30.8 million for the same period in 1998. Interest expense associated with these funds decreased from $662 thousand to $616 thousand and the average yield decreased accordingly, from 2.75% to 2.68%.

    Now and money market funds increased to $43.3 million or by 12% in volume in 1998 and interest expense increased as well by $135 thousand, or by 13.2% to a nine month expense figure for 1998 of $1.2 million. Both of these moderate increases resulted in a diminutive increase in the average rate paid of 3 basis points to a rate of 3.59% compared to 3.56% a year ago.

    An increase of 4.3% in average volume for time deposits was reported at the end of the first nine months of 1998 compared to the same period in 1997, ending the period at $98.4 million. Interest paid on time deposits increased from $3.95 million in 1997 to $4.15 million in 1998, resulting in an increase of 4 basis points in the average yield of 5.60% for 1997 to 5.64% for 1998.

    Other borrowed funds increased to an average volume of $4.1 million with an average yield of 4.85% for the first nine months of 1998 from $3.7 million in volume with an average yield of 6.05% for the same period in 1997, an increase in volume of 9% with a decrease in yield of 120 basis points.

    Repurchase agreements were established during the second quarter of 1998 in an effort to attract new business customers, and keep those currently with Community National Bank. As of the end of the first nine months of 1998, these funds maintained an average volume of almost $40 thousand, with an average rate paid of 4.43%.

    Subordinated debentures ends the list of interest bearing liabilities, reporting the highest decrease in volume, comparatively. The average volume decreased from $127 thousand for the first nine months of 1997 to $50 thousand for the same period in 1998, resulting in a decrease in interest expense of $6 thousand. The 9% debentures have reached maturity, and as of September 30, 1998 report a zero balance. The 11% debentures are, as of August '98, in the second phase of the redemption period, and report an actual volume of $20 thousand. The maturity for the 11% debentures is July 31, 2004, with the redemption price decreasing 1% every two years beginning on July 31, 1998.

ALLOWANCE FOR POSSIBLE LOSSES ON LOANS

    In the opinion of management, adequate loan loss coverage is Considered to be one of the most crucial areas of financial safety and profitability of the Company. As a result, larger and potential problem loans are typically reviewed on a loan by loan basis. A review of the overall level of risk within the portfolio helps to insure adequate coverage in the event of future chargeoffs. Emphasis is placed on each borrower's financial condition, the industry or sector for the economy in which the borrower operates, and overall economic conditions. The Executive Officers and Board of Directors review the loan portfolio on a monthly basis noting existing and potential problems in the portfolio.
The Company also has a credit administration department whose duties include, among others, an ongoing review of delinquent and non-performing loans. The credit administration officer is responsible for reporting all findings and recommendations to senior management for further assessment and final judgement as to the appropriate action to follow.
    Specific Allocations are made in situations management feels are at a greater risk for loss. A quarterly review of the Qualitative Factors, including but not limited to, "Levels of, and Trends in Delinquencies and Non-Accruals" and "National and Local Economic Trends and Conditions" helps to ensure that areas with potential risk are noted and coverage increased or decreased to reflect historical trends in delinquencies and non-accruals. Residential first mortgage loans make up the largest part of the loan portfolio and have the lowest historical loss ratio, which helps to alleviate the overall risk.

    The valuation allowance for loan losses of $1.7 million as of September 30, 1998 constitutes 1.1% of the total loan portfolio, compared to $1.5 million or 1% for the same period in 1997. This allowance figure is sufficient in light of the fact that of the total loan portfolio of $150.6 million, $123.6 million or 82% are real estate mortgage loans; and of this total, $98.6 million or 79.8% constitute one to four family residential mortgage loans. Increases are noted in all volumes compared to last years figures of $150.5 million in total loans, $121.9 million in real estate mortgage loans, representing 81% of the total portfolio; and a further breakdown reveals $98.2 million in one to four family residential mortgage loans, accounting for 80.6% of the total real estate loan portfolio. Historically, the Company has experienced minimal loan loss with this particular portfolio of loans, further supporting the basis for management's opinion of adequate loan loss coverage. Furthermore, a loan portfolio consisting of 82% in residential and commercial real estate secured mortgage loans is by far more stable and less vulnerable than a portfolio with a higher concentration of unsecured commercial and industrial loans or personal loans.

    In May 1993, the FASB issued SFAF No. 114, "Accounting by Creditors for Impairment of a Loan". The company adopted this new rule as required at the beginning of the 1995 calendar year. This statement allows the Company to classify its in-substance foreclosures as loans, and disclose them as impaired loans as long as regulatory guidelines are followed. Loans will generally be valued at the lower of either the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Since it's adoption in 1995, the effect of this rule has been insignificant to the financial position and results of operation of the Company.

    Non-performing assets for the Company are made up of three different types of loans; "90 Days or More Past Due", "Other Real Estate Owned
(OREO)", and "Non-Accruing Loans". Comparisons of these non-performing assets for 1998 and 1997 reveals a dramatic decrease in OREO amounting to $943 thousand or 61.4%, while the other categories report increases totaling almost $479 thousand or 24%. Non-accruing loans increased from $1.8 million as of September 30, 1997 to just over $2 million as of September 30, 1998, and loans 90 days or more past due reported $172 thousand for the first nine months of 1997 compared to $417 thousand for the same period in 1998. In total, non-performing assets decreased $464 thousand or by 13.2% to end the first nine months of 1998 at $3.1 million compared to $3.5 million for the prior year. Non-accruing loans make up most of the non-performing portfolio at 67%, while OREO comprises 19%, and 90 days or more past due tally 14% of the total. In reviewing the non-accrual portfolio, the composition of real estate secured loans is 88.6%, thereby reducing the exposure for potential loss.

              GRAPHICS                    GRAPHICS

As of September 30, 1998, and 1997, the Non-Performing portfolios were as follows:
                                         1998          1997

     Non-accruing loans                  $2,036,967    $1,803,008
     Loans past due 90 days or more         416,666       171,977
     Other real estate owned                592,114     1,534,781
          Total                          $3,045,747    $3,509,766

    These totals of $3.1 million for 1998 and $3.5 million for 1997 equal 2.02% and 2.33%, respectively, of total gross loans, as well as 1.4% and 1.6%, respectively, of total assets. As of September 30, 1998, reserve coverage of non-performing assets was 54.3% compared to 42.8% a year ago.

    Management continues to maintain the reserve requirement at a level sufficient to cover total eligible loans. Community National Bank employs personnel to manage the non-performing portfolio. At this time, management is satisfied with the efforts of this department to reduce and maintain a manageable portfolio. The local economy continues to lag in the recovery process of economic conditions. With this factor always present, the Company continues to exercise caution in its efforts to maintain adequate reserve coverage.

    Other real estate owned (OREO) is made up of property that the Company owns in lieu of foreclosure or through normal foreclosure proceedings, and property that the Company does not hold title to, but is in actual control of, known as in-substance foreclosure. Property in OREO is valued at the appraised value or book value of the loan, whichever is less. Our policy is to appraise the property to determine the value, as well as to determine if a write down is necessary to bring the book value of the loan to the appraised value prior to including the property in OREO. Appraisals are then done periodically thereafter, charging any additional write downs to the applicable expense account.

    Our current portfolio of OREO totals $592,114, with $145,211 deeded in lieu of foreclosure, and the remaining $446,903 obtained through the normal foreclosure process. Currently, there are no properties classified as in-substance foreclosure. All of the properties are located in Vermont and consist of the following; commercial land in Jay, two condominiums in Newport, one commercial building in Newport, an apartment building in Orleans and one in Newport Center, a commercial building in Derby, two single family residences in Newport, a single family home in Derby, land in Island Pond, and a farm in Canaan. The farm carries a 90% FSA guarantee. This property was sold during the month of September, however, the Company is awaiting funds from the guarantee portion to pay off the balance. The single family residence in Derby was sold during the first part of October, and the commercial building in Derby is under contract with an estimated closing date of late October.

OTHER OPERATING INCOME AND EXPENSE

    Other operating income for the third quarter of 1998 was $382 thousand compared to $352 thousand for 1997 and $325 thousand for the same period in 1996. The results are increases of $31 thousand or 8.7% for 1998 versus 1997 and $26 thousand or 8.1% for 1997 versus 1996. Other income reports the biggest increase for the comparison period of '98 versus '97 at $27 thousand or 19%, while in the comparison period of '97 versus '96, service fees reported the biggest increase at $18 thousand, or 11.2%. Income from sold loans, a component of other income, was a big contributor to the increase for the third quarter of 1998. Other operating income for the first nine months of 1998 was reported at $1.19 million compared to $1.26 million for the same period in 1997 and $948 thousand for the first nine months in 1996. This translates to a decrease of $72 thousand or 5.7%
for 1998 versus 1997, while an increase of almost $317 thousand or 33.4% is noted for 1997 versus 1996. Other income showed the biggest decrease at $79 thousand, or 12% for the 1998 versus 1997 comparison period, and the biggest increase at $236 thousand, or 56%, for the 1997 versus 1996 comparison period. A substantial gain was recognized during the first nine months of 1997 through the sale of inventory associated with an OREO property. This alone helped to boost the increase over the 1996 comparison period as well as contribute to the decrease in other income for the 1998 comparison period.

    In May 1995, the FASB issued SFAF No. 122 "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65". This statement requires Banks to recognize as separate assets the rights to service mortgage loans for others however those rights are acquired. A Bank allocates the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage loan servicing rights) based on their relative fair value. This value is determined through use of market prices under comparable servicing sales contracts. Income from this statement is a component of other income and amounted to $62,840, $17,065 and $27,493, respectively, for the first nine months of 1998, 1997, and 1996.

    Other operating expense for the third quarter of 1998 was $1.77 million compared to $1.82 million for the third quarter of 1997 and $1.65 million for the same quarter in 1996. The results are a decrease of $47 thousand or 2.6% for 1998 versus 1997 and an increase of $169 thousand or 10.3% for 1997 versus 1996. All components of other operating expense showed decreases with salaries and wages reporting the biggest decrease at almost $20 thousand or 2.7%, followed by pension and other employee benefits with a decrease of $11 thousand or 5.4%, for the third quarter of 1998 compared to 1997. In the third quarter comparison of 1997 versus 1996, all components of other operating expense reported increases with other expense reporting the biggest increase at just over $60 thousand or 12.6% for 1997 compared to 1996, followed closely by salaries and wages at $47 thousand or 6.8%. An increase in state deposit tax was a contributing factor to the increase in other expense. Other operating expense of $5.34 million was reported for the first nine months of 1998, compared to $5.28 million for the 1997 comparison period, and $4.83 million for the same period in 1996, an increase of $56 thousand or 1.07% for 1998 versus 1997 and an increase of $452 thousand or 9.36% for the 1997 versus 1996 comparison period. Occupancy expenses revealed the biggest increase for 1998 compared to 1997 with an increase of $34 thousand or 3.7% followed by an increase of $24 thousand or 4.7% in pension and other employee benefits. Salaries and wages decreased for the nine month comparison periods for 1998 and 1997 in addition to the third quarter comparisons.
A decrease of full time equivalent employees between September 30, 1997 and September 30, 1998 forms the basis for the decrease in salaries and wages. An increase of $244 thousand or 17% in other expense is noted for the first nine months of 1997 compared to the same period in 1996.
An increase in expenses associated with OREO properties as well as the installation of a new Automatic Teller Machine (ATM) in the Island Pond office helped to contribute to the increase in other expense for this comparison period. Salaries and wages increased $145 thousand or by 7.3% during the comparison period of 1997 versus 1996.

    All components of other operating expense are monitored by management, however, a more diligent quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the Company.

APPLICABLE INCOME TAXES

    Income before taxes started the third quarter comparison periods at $721 thousand for the third quarter of 1996, and then decreased $145 thousand or
                   20.2% to $576 thousand as of the end of the third quarter of 1997, and ended the third quarter of 1998 with an increase of $168 thousand or 29.2% at a figure of $744 thousand. As a result of these figures, provisions for
    GRAPHICS income taxes were reported at $182 thousand for the third quarter of 1996, then decreased by $57 thousand to a figure for the same quarter in 1997 of $125 thousand, and then increased $57 thousand back to a figure of $182 thousand for the third quarter of 1998. Income before income taxes for the first nine months of 1996 was reported at $2 million, compared $2.1 million for the same period in 1997, and then ended at $2.02 million as of September 30, 1998. These figures translated into an increases of $112 thousand or 5.6% for 1997 versus 1996 and a decrease of $87 thousand or 4.1% for 1998 versus 1997. Following suit, provisions for income taxes reported a first nine months figure of $471 thousand in 1996, a 10.4% increase to $520 thousand for 1997, and a 6.7% decrease to $485 thousand for the first nine months of 1998.

EFFECTS OF INFLATION

    Rates of inflation affect the reported financial condition and results of operations of all industries, including the banking industry. The effect of monetary inflation is generally magnified in bank financial and operating statements. As costs and prices rise during periods of monetary inflation, cash and credit demands of individuals and businesses increase, and the purchasing power of net monetary assets decline. While high rates of inflation have in the past strained the capital structure of financial institutions, in recent months this trend has somewhat alleviated by declining rates of inflation, with a resulting relaxation of the erosion of the purchasing power of monetary assets.

    The Company's ability to preserve its purchasing power depends primarily on its ability to manage net interest income. Net interest income for the third quarter of 1998 increased 1.12% over the third quarter of 1997, and 7.4% over the third quarter of 1996. Year to date net interest income is reported at $6.67 million, increasing less than one half of one percent for the first nine months of 1997 and 9.2% over the same period in 1996.

FINANCIAL CONDITION

    Average earning assets grew 5.7% in the first nine months of 1998 compared to the same period in 1997 to an average volume of $209.3 million. Loans totaled $150.5 million in 1998 and $147.4 million in 1997, comprising 71.9% and 74.4%, respectively, of total earning assets. On September 30, 1998, residential real estate mortgage loans made up 65% of the portfolio, commercial loans made up 23%, and personal loans made up 12%, differing slightly from the 1997 percentages of 65%, 22%, and 13%, respectively.

    Taxable investments made up 18% of the average earning assets in the first nine months of 1998, compared to 18.5% in 1997 to end the period at an average volume of $37.6 million. Tax-exempt investments of $12.9 million accounted for 6.2% of the average earning assets in the first nine months of 1998, compared to $11.8 million or 6% a year ago.

    Federal Funds sold reports an average volume of $3.8 million making up 1.8% of the earning assets portfolio at the end of the first nine months of 1998, compared to $984 thousand or one half of one percent for the same period ending in 1997. The new Bank of Boston sweep account comprised 1.5% of total earning assets ending at an average volume of $3.2 million. Ending the list of earning assets, other securities with an average volume of $1.3 million accounted for .61% of earning assets for the first nine months of 1998, compared to an average volume of $1.24 million, accounting for .63% a year ago.

    The St. Johnsbury office continues to report growth in both assets and liabilities with total gross loans ending the first nine months of 1998 at an average volume of $12.2 million compared to $9.4 million for the same period last year. Total deposits ended the same period at an average volume of $11.1 million for 1998 versus $6.9 million for 1997. Residential real estate loans continue to account for the greatest portion of the loan portfolio with an average balance of $6.4 million or 52.3% and money market accounts with an average volume of $4.6 million accounts for 41.9% of total deposits.

    Historically, the Company has funded its growth by steady increases in its core deposits. The Company has no brokered deposits, nor does it rely on large certificates or other forms of volatile deposits to fund its growth in earning assets. As interest rates decline, there is generally a shift to savings and money market accounts, as customers await an opportunity to reinvest at higher rates. Conversely, as rates increase, funds shift from savings and money market accounts to certificates of deposit to lock in higher yields. Interest rates have decreased on savings accounts as well as NOW and money market accounts while the rate paid on certificates of deposit has increased. The average volume of savings accounts decreased by 4.5%, while an increase of 12.1% is noted in the average volume of NOW and money markets accounts, and an increase of 4.3% is reported for certificates of deposit.

    Savings deposits reported an average volume of $30.8 million, making up 17.4% of total interest bearing liabilities for the first nine months of 1998, compared to an average volume of $32.2 million accounting for just over 19% for the same period a year ago.

    For the first nine months of 1998, NOW and money market reported an average volume of $43.3 million accounting for 24.5% of total interest bearing liabilities, which is an increase over last years figures of $38.6 million in average volume making up 22.8% of the interest bearing liabilities portfolio.

    Time deposits ended the first nine months of 1998 at an average volume of $98.4 million compared to $94.4 million for the same period a year ago. These figures translate into compositions of 55.7% and 55.8%, respectively, of total interest bearing liabilities for the nine months ended 1998 and 1997.

    Other borrowed funds, with an average volume of $4.1 million accounted for 2.3% of the interest bearing liabilities portfolio for the first nine months of 1998, compared to an average volume of $3.7 million making up 2.2% for the first nine months of 1997.

    Repurchase agreements, which as mentioned earlier, was just established this year, carried an average volume of $40 thousand making up .02% of interest bearing liabilities. And ending the list of interest bearing liabilities, subordinated debentures carried an average volume of $50 thousand and made up .03% to total interest bearing liabilities for the first nine months of 1998, compared to a volume of $127 thousand making up .08% for the same period in 1997.

CAPITAL RESOURCES

    The Company's stockholders' equity started the year at $20,480,357, was increased through earnings of $1,527,759, sales of common stock through dividend reinvestment and debenture conversions of $747,904, and adjustments of $300,768 for valuation of allowance for securities. It was decreased by dividends of $1,369,090, and purchase of treasury stock of $197 to end the first nine months of 1998 at $21,687,501 with a book value of $7.01 per share. All stockholders' equity is unrestricted. Additionally, it is noted that the unrealized gain on valuation allowance for securities has increased starting at the September 30, 1997, balance of $28,339 to the December 31, 1997, balance of $33,709 to end the first nine months of 1998 at $334,477. A review of this activity shows that as the maturity date of the investments gets closer, the market price becomes favorably better, therefore, material loss is greatly reduced.

    The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators.
The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively. As of September 30, 1998 the Company continued to maintain ratios far above the minimum requirements with reported ratios of 19.31% for Tier I and 20.58% for Total Capital.

    The Company continues its policy of maintaining a strong capital resource position to support its asset size and level of operations. Consistent with that policy, management will continue to anticipate the Company's future capital needs.

OTHER MATTERS

    The Company is currently working to resolve the potential impact of the year 2000 (Y2K) on the processing of date-sensitive information by the Company's computerized information systems. The Y2K problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company does not write any source programming code and is therefore dependent upon external vendors and service providers to alter their programs to become Y2K compliant.

    In an effort to correctly assess the effect of Y2K on the financial position of the Company, a committee has been organized. This committee meets on a regular basis to keep management and the Board of Directors informed of any changes or problems encountered. The Y2K committee has put together a list of the various software vendors that they felt need further assessment for Y2K compliance, and one individual has been assigned to work directly with each software vendor. This committee has met twice to date, and has established a schedule for testing the software for Y2K conformity. This first phase is expected to be completed by the end of the 1998 calendar year. Preliminary procedures are also in place in the event that the first phase of testing proves non compliant.

    The costs involved in addressing potential problems are not currently expected to have a material impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner, and to that end, has established a contingency in the amount of $50,000 for fiscal year '99.


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

							COMMUNITY BANCORP.



DATED:  November 12, 1998                 By: /S/ Richard C. White
                                          Richard C. White, President



DATED:  November 12, 1998                 By: /s/ Stephen P. Marsh
                                          Stephen P. Marsh,
                                          Vice President & Treasurer