Form 10QSB/A
period 1998-06-30
COMMUNITY BANCORP /VT
filed 1999-02-24
CIK 718413

Common Stock and Retained Earnings figures for 6/30/97 and
            12/31/97 were restated due to two for one stock split in 1998. These figures should not have been restated, only the per share and shares outstanding information needed to be restated.

                                                               CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                 FORM 10-QSB/A

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

Stockholders' Equity
Common stock - $2.50 par value;
 6,000,000 shares authorized and
 3,096,641 shares issued at 6/30/98,

 3,044,697 issued at 12/31/97, and
 2,995,733 issued at 6/30/97                 7,741,603   3,842,907   3,781,696
Additional paid-in capital                   8,396,006   7,978,435   7,626,641
Retained earnings                            5,304,334   9,070,443   8,891,133

Unrealized gain on securities
 available-for-sale, net of tax                 32,727      33,709      (5,287)
Less: treasury stock, at cost;
 29,636 shares at 6/30/98, 29,629 shares
 at 12/31/97, and 29,623 shares at 6/30/97    (445,245)   (445,137)   (445,035)
   Total stockholders' equity               21,029,425  20,480,357  19,849,148

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

All per share data restated to reflect 100% stock dividend paid on June 1, 1998.


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