Form 10QSB/A
period 1998-09-30
COMMUNITY BANCORP /VT
filed 1999-02-26
CIK 718413

Common Stock and Retained Earnings figures for 9/30/97 and
             12/31/97 were restated due to two for one stock split in 1998. These figures should not have been restated, only the per share data and shares outstanding information needed to be restated.

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

Stockholders' Equity
Common stock - $2.50 par value;
 6,000,000 shares authorized and 3,123,351 shares

 issued at 9/30/98, 3,044,697 issued at 12/31/97,
 and 3,022,809  issued at 9/30/97          7,808,378     3,842,907   3,815,546
Additional paid-in capital                 8,584,444     7,978,435   7,803,294
Retained earnings                          5,405,536     9,070,443   8,926,989

Unrealized gain on securities
 available-for-sale, net of tax              334,477        33,709      28,339
Less: treasury stock, at cost;
 29,643 shares at 9/30/98, 29,629 shares
 at 12/31/97, and 29,627 shares at 9/30/97  (445,334)     (445,137)   (445,100)
    Total stockholders' equity            21,687,501    20,480,357  20,129,068

Total liabilities and stockholders'
 equity                                  224,238,657   213,001,404 216,115,719

COMMUNITY BANCORP. AND SUBSIDIARIES
Statements of Income
   ( Unaudited )

For The Third Quarter Ended September 30,  1998          1997        1996
Interest income
 Interest and fees on loans                3,483,609     3,504,235   3,387,327
 Interest and dividends on investment securities
  U.S. Treasury securities                   537,196       509,578     469,933
  U.S. Government agencies                    42,301        21,192      25,443
 States and political subdivisions           170,690       173,647     185,496
 Dividends                                    18,162        17,921      17,308
 Interest on Bank of Boston sweep account     23,767             0           0
 Interest on federal funds sold               48,723        26,250      77,315
    Total interest income                  4,324,448     4,252,823   4,162,822

Interest expense
 Interest on deposits                      1,992,663     1,894,888   2,035,788
 Interest on repurchase agreements               929             0           0
 Interest on other borrowed funds             51,124       101,016         410
 Interest on subordinated debentures             229         2,584       4,847
    Total interest expense                 2,044,945     1,998,488   2,041,045

  Net interest income                      2,279,503     2,254,335   2,121,777
  Provision for loan losses                 (150,000)     (215,000)    (80,000)
  Net interest income after provision      2,129,503     2,039,335   2,041,777

Other operating income
 Trust department income                      43,486        29,028      30,275
 Service fees                                170,762       181,434     163,138
 Security gains (losses)                           0             0           0
 Other                                       167,946       141,124     131,951
    Total other operating income             382,194       351,586     325,364

Other operating expenses
 Salaries and wages                          708,689       728,382     681,742
 Pension and other employee benefits         192,326       203,274     181,774
 Occupancy expenses, net                     323,744       332,987     300,210
 Trust department expenses                     9,389        11,043       3,165
 Other                                       533,566       539,341     478,931
    Total other operating expenses         1,767,714     1,815,027   1,645,822

  Income before income taxes                 743,983       575,894     721,319
  Applicable income taxes (credit)           181,844       124,725     181,834
  Net Income                                 562,139       451,169     539,485


Earnings per common share on weighted average   0.18          0.15        0.19
Weighted average number of common shares
 Used in computing earnings per share      3,092,750     2,991,744   2,874,725
Dividends per share                             0.15          0.14        0.13

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


                                  Item 6

Exhibits and Reports on Form 8-K


Exhibits - None

Form 8-K was filed on September 8, 1998 relating to the amendment of Article Five of the Corporation's Articles of Association to increase the number of shares the Corporation may issue, and the approval by the Board of Directors to restate the Articles of Association.



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