Form 10-K
period 1998-12-31
COMMUNITY BANCORP /VT
filed 1999-03-30
CIK 718413

CONFORMED COPY

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1998
                      Commission File No. 000-16435

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  (   )

As of March 11, 1999, the date of the latest known sale of the registrant's stock, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the per share sale price of the stock on that date, was $36,244,513.

There were 3,289,067 shares outstanding of the issuer's class of common stock as of the close of business on March 11, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

Report of Independent Public Accountants
Financial Statements:
 Consolidated Statements of Condition as of December 31, 1998 and 1997 Consolidated Statements of Income for the Years Ended December 31, 1998,
  1997 and 1996
 Consolidated Statements of Changes in Stockholders' Equity for the Years
  Ended December 31, 1998, 1997 and 1996
 Consolidated Statements of Changes in Financial Position for the Years
  Ended December 31, 1998, 1997 and 1996
 Notes to Consolidated Financial Statements
 Condensed Financial Information (Parent Company Only)
 Portions of the Annual Report to Shareholders for fiscal year 1998 incorporated by reference to Part II.
 Portions of the Proxy Statement for the Annual Meeting to be held May 4, 1999 are incorporated by reference to Part III.

Total Number of Pages - 31

Exhibit Index Begins on Page 25



                          FORM 10-K ANNUAL REPORT
                             Table of Contents
PART I                                                                   Page
Item I  The Business                                                     4
     Organization and Operation                                          4
     Distribution of Assets, Liabilities & Stockholders' Investment      7
     Interest Income, Interest Expense and Interest Differential         8
     Rate Volume Analysis                                                9
     Investment Portfolio                                                10
     Loan Portfolio                                                      11
     Summary of Loan Loss Experience                                     12
     Non-Accrual, Past Due, and Restructured Loans                       13
     Deposits, Return on Equity and Assets                               14

Item 2  Properties                                                       15

Item 3  Legal Proceedings                                                16

Item 4  Submission of Matters to a Vote of Security Holders              16


PART II

Item 5  Market for Registrant's Common Equity
         and Related Stockholder Matters                                 16

Item 6  Selected Financial Data                                          16

Item 7  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             21

Item 8  Financial Statements and Supplementary Data                      24

Item 9  Disagreements on Accounting and Financial Disclosures            24

PART III

Item 10 Directors and Executive Officers of the Registrant               24

Item 11 Executive Compensation                                           24

Item 12 Security Ownership of Certain Beneficial Owners and Management   24

Item 13 Certain Relationships and Related Transactions                   24

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K  25

        Signatures                                                       31


PART I

Item 1.  The Business

Organization and Operation

Community Bancorp. (The Corporation) was organized under the laws of the State of Vermont in 1982 and became a registered bank holding company under the Bank Holding Company Act of 1956, as amended, in October 1983 when it acquired all of the voting shares of Community National Bank (the Bank).
The Bank is one of two subsidiaries of the Corporation and principally all of the Corporation's business operations are presently conducted through it. Liberty Savings Bank (Liberty), a New Hampshire guaranty savings bank, is the other subsidiary of Community Bancorp., and is presently inactive. On December 31, 1997, Community Bancorp. acquired all of the outstanding stock of Liberty Savings Bank, as well as the assets consisting of a U.S. Treasury Strip and a small amount of cash. Currently, since no building was purchased at the time of acquisition, the main office of Community National Bank serves as the mailing address for this bank.

Community National Bank was organized in 1851 as the Peoples Bank, and was subsequently reorganized as the National Bank of Derby Line in 1865. In 1975, after 110 continuous years of operation as the National Bank of Derby Line, the Bank acquired the Island Pond National Bank and changed its name to "Community National Bank."

Community National Bank provides a complete range of retail banking services to the residents and businesses in northeastern Vermont. These services include checking, savings and time deposit accounts, mortgage, consumer and commercial loans, safe deposit and night deposit services, automatic teller machine (ATM) facilities, credit card services, 24 hour telephone banking and a full line of personal fiduciary services. The Bank is in the process of testing internet banking. This service was first offered to employees in order for them to become more familiar with it, test the different uses, and work out any potential problems. The Bank plans to extend the service to customers by the end of the first quarter of 1999.

Competition

The Bank has five offices located in Orleans County, one office in Essex County, and one office in Caledonia County, all in northeastern Vermont.
Its primary service area is in the towns of Derby and Newport, Vermont, with approximately 61% of its total deposits as of December 31, 1998 derived from that area.

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

With recent changes in the regulatory framework of the banking industry, the competition for deposits and loans has broadened to include not only traditional rivals such as the mutual savings banks and stock savings banks, but also several non-traditional rivals such as insurance companies, brokerage firms, mutual funds and consumer finance companies.

Employees

As of December 31, 1998, the Bank employed 95 full-time employees and 31 part-time employees. Management of the Bank considers its employee relations to be good.

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

The Corporation does not presently engage, directly or indirectly, in any non-banking activities, with the exception of an onsite office occupied by Linsco Private Ledgers, a financial investment company, offering a variety of non-deposit investment and retirement options.

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

Community Bancorp. and its subsidiaries, Community National Bank and Liberty Savings Bank, are considered "affiliates" for the purposes of
Section 18(j) of the Federal Deposit Insurance Act, as amended, and
Section 23A of the Federal Reserve Act, as amended. Accordingly, they are subject to limitations with respect to the Bank's ability to make loans and other extensions of credit to or investments in the Corporation or in any other subsidiaries that the Corporation may acquire. The Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property of the furnishing of services.

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

Liberty is subject to similar regulations and provisions in the state of New Hampshire.

Effects of Government Monetary Policy

The earnings of the Company affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions, primarily through open market operations and United States Government Securities, varying the discount rate on member bank borrowings, setting reserve requirements against member and nonmember bank deposits, and regulating interest rates payable by member banks on time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to continue to do so in the future.



DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY


The following tables summarize various consolidated information and provides a three year comparison relating to the average assets, liabilities, and stockholders' equity.
(Dollars in Thousands)

Year ended December 31,           1998          1997          1996

ASSETS
                           Balance  %       Balance  %      Balance  %
Cash and Due from Banks
Non-Interest Bearing         4,522   2.05%    4,979   2.37%   4,765   2.31%
Taxable Investment
Securities(1)               38,784  17.56%   35,649  17.00%  35,754  17.31%
Tax-exempt Investment
Securities(1)               13,060   5.91%   12,140   5.79%  14,179   6.87%
Other Securities(1)          1,270   0.57%    1,168   0.56%   1,168   0.57%
 Total Investment
  Securities                53,114  24.04%   48,957  23.35%  51,101  24.74%
Overnight Deposits(2)        3,339   1.51%        0   0.00%       0   0.00%
Federal Funds Sold           4,928   2.23%    2,583   1.23%   4,711   2.28%
Loans, Net                 147,830  66.92%  145,778  69.53% 138,635  67.13%
Premises and Equipment       3,135   1.42%    3,328   1.59%   3,431   1.66%
Other Real Estate Owned        660   0.30%      997   0.48%     767   0.37%
Other Assets                 3,368   1.53%    3,026   1.45%   3,107   1.50%
 Total Assets              220,896    100%  209,648    100% 206,517    100%

LIABILITIES

Demand Deposits             20,857   9.44%   18,694   8.92%  17,493   8.47%
Now and Money Market
 Accounts                   44,916  20.33%   39,337  18.76%  41,383  20.04%
Savings Accounts            30,840  13.96%   31,907  15.22%  32,320  15.65%
Time Deposits               98,181  44.45%   94,751  45.20%  96,227  46.60%
 Total Deposits            194,794  88.18%  184,689  88.10% 187,423  90.75%

Other Borrowed Funds         4,060   1.84%    4,061   1.94%      99   0.05%
Repurchase Agreements(3)        93   0.04%        0   0.00%       0   0.00%
Other Liabilities            1,020   0.46%      734   0.35%     522   0.25%
Subordinated Debentures         48   0.02%      107   0.05%     216   0.10%
 Total Liabilities         200,015  90.55%  189,591  90.43% 188,260  91.16%

STOCKHOLDERS' EQUITY

Common Stock                 6,174   2.79%    3,814   1.82%   3,466   1.68%
Surplus                      8,293   3.75%    7,769   3.71%   5,948   2.88%
Retained Earnings            6,649   3.01%    8,916   4.25%   9,273   4.49%
Less: Treasury Stock          (445) -0.20%     (445) -0.21%    (440) -0.21%
Accumulated Other
 Comprehensive Income(1)       210   0.10%        3   0.00%      10   0.00%
 Total Stockholders' Equity 20,881   9.45%   20,057   9.57%  18,257   8.84%
 Total Liabilities and
  Stockholders' Equity     220,896    100%  209,648    100% 206,517    100%

<F01> FASB No. 115, an accounting method in which securities classified as Held to Maturity are carried at book value and securities classified as Available for Sale are carried at fair value with the unrealized gain (loss), net of applicable income taxes, reported as a net amount in accumulated other comprehensive income. The Company does not carry, nor does it intend to carry, securities classified as Trading Securities.

<F02> Overnight deposits refers to the Bank of Boston sweep account established during the first half of 1998 as another means of selling funds overnight.

<F03> Repurchase agreements were introduced during the second part of 1998 in an effort to attract new business customers.

           			 AVERAGE BALANCES AND INTEREST RATES


The table below presents the following information: average earning assets (including non-accrual loans) and average interest bearing liabilities supporting earning assets; and interest income and interest expense as a rate/yield.
(Dollars in Thousands)
                      1998                  1997              1996
              AVE.    INC./  RATE/  AVE.    INC./  RATE/  AVE.    INC./  RATE/
              BAL.    EXP.   YIELD  BAL.    EXP.   YIELD  BAL.    EXP.   YIELD

EARNING ASSETS

Loans(net)(1) 147,830 13,758  9.31% 145,778 13,868  9.51% 138,635 13,376 9.65%
Taxable Investment
 Securities    38,784  2,196  5.66%  35,649  2,117  5.94%  35,754  2,095 5.86%
Tax-exempt Investment
 Securities(2) 13,060    930  7.12%  12,140    929  7.65%  14,179  1,114 7.86%
Federal Funds
 Sold           4,928    237  4.81%   2,583    140  5.42%   4,711    246 5.22%
Overnight
 Deposits(3)    3,339    185  5.54%            N/A                  N/A
Other
 Securities(4)  1,270     82  6.46%   1,168     79  6.76%   1,168     78 6.68%

  TOTA L      209,211 17,388  8.31% 197,318 17,133  8.68% 194,447 16,909 8.70%

INTEREST BEARING LIABILITIES

Savings
 Deposits      30,840    807  2.62%  31,907    877  2.75%  32,320    944 2.92%
NOW & Money
 Market Funds  44,916  1,565  3.48%  39,337  1,397  3.55%  41,383  1,523 3.68%
Time Deposits  98,181  5,496  5.60%  94,751  5,304  5.60%  96,227  5,681 5.90%
Other Borrowed
 Funds          4,060    198  4.88%   4,061    245  6.03%      99      7 7.07%
Repurchase
 Agreements(5 )    93      4  4.30%            N/A                   N/A
Subordinated
 Debentures        48      5 10.42%     107     11 10.28%     216     21 9.72%

  TOTAL       178,138  8,075  4.53% 170,163  7,834  4.60% 170,245  8,176 4.80%

Net Interest Income    9,313                 9,299                 8,733
Net Interest Spread(6)        3.78%                 4.08%                3.90%
Interest Differential(7)      4.45%                 4.71%                4.49%

<F01> Included in net loans are non-accrual loans with an average balance of $2,004,438 for 1998, $1,750,037 for 1997, and $1,655,907 for 1996.

<F02> Income on investment securities of state and political subdivisions is stated on a tax equivalent basis (assuming a 34% rate). The amount of adjustment was $316,232 in 1998, $315,855 in 1997, and $378,873 in 1996.

<F03> Overnight deposits refers to the Bank of Boston sweep account established during the first half of 1998 as another means of selling funds overnight.

<F04> Included in other securities are taxable industrial development bonds (VIDA), with income of $7,549 for 1998, $8,440 for 1997, $8,381 for 1996.

<F05> Repurchase agreements were introduced during the second part of
      1998 in an effort to attract new business customers.

<F06> Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.

<F07> Interest differential is net interest income divided by average earning assets.

               CHANGES IN INTEREST INCOME AND INTEREST EXPENSE


The following table summarizes the variances in income for the years 1998,
1997, 1996, and 1995 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.
 (Dollars in Thousands)
                 1998  vs.  1997    1997  vs.  1996       1996  vs.  1995
RATE VOLUME   Variance(1)           Variance(1)           Variance(1)
              Due to       Total    Due to       Total    Due to        Total
              Rate  Volume Variance Rate  Volume Variance Rate  Volume  Variance

Income Earning Assets

Loans(2)      (305) 195    (110)    (197) 689    492      287   638     925
Taxable
Investment
Securities    (107) 186      79       28   (6)    22       45   292     337
Tax-Exempt
Investment
 Securities(3) (69)  70       1      (29)(156)  (185)     (51) (252)   (303)
Federal
 Funds Sold    (30) 127      97        9 (115)  (106)     (20)   86      66
Overnight
 Deposits        0  185     185           N/A                   N/A
Other
 Securities     (4)   7       3        1    0      1       (4)    0      (4)

 Total Interest
 Earnings     (515) 770     255     (188) 412    224      257   764   1,021

Interest Bearing Liabilities

Savings
 Deposits      (42) (28)    (70)     (56) (11)   (67)     (24)  (35)    (59)
NOW & Money
 Market Funds  (30) 198     168      (53) (73)  (126)     (50)  225     175
Time Deposits    0  192     192     (294) (83)  (377)    (360)  183    (177)
Other Borrowed
 Funds         (47)   0     (47)     (42) 280    238        1    (1)      0
Repurchase
 Agreements      0    4       4           N/A                   N/A
Subordinated
 Debentures      0   (6)     (6)       1  (11)   (10)       1   (11)    (10)

  Total Interest
  Expense	  (119) 360     241     (444) 102   (342)    (432)  361     (71)

<F01> Items which have shown a year-to-year increase in volume have variances allocated as follows:

         Variance due to rate = Change in rate x new volume
         Variance due to volume = Change in volume x old rate

      Items which have shown a year-to-year decrease in volume have variances allocated as follows:

         Variance due to rate = Change in rate x old volume
         Variance due to volume = Change in volume x new rate

<F02> Total loans are stated net of unearned discount and allowance for loan losses. Interest on non-accrual loans is excluded from income. The principal balances of non-accrual loans are included in calculations of the yield on loans.
<F03> Income on tax-exempt securities is stated on a tax equivalent basis.
      The assumed rate is 34%.

                   INVESTMENT PORTFOLIO

The following tables show the classification of the investment portfolio by type of investment security based on book value for Held to Maturity securities and fair value for Available for Sale securities on December
31 for each of the last 3 years.
(Dollars in Thousands)
                                   1998      1997      1996

U.S. Treasury Obligations:
 Available-for-Sale                20,590     8,039     7,974
 Held-to-Maturity                  15,562    22,491    28,097
U.S. Agency Obligations             4,582     1,631     1,679
Obligations of State &
 Political Subdivisions             9,734    10,004     8,192
Restricted Equity Securities        1,142     1,100     1,063
  Total Investment Securities      51,610    43,265    47,005

The following is an analysis of the maturities and yields of investment securities as defined:
 (Available for Sale; fair value, Held to Maturity; book value)
 December 31,                     1998          1997          1996

U.S. Treasury & Agency Obligations

                                  Fair    Ave.  Fair    Ave.  Fair    Ave.
Available for Sale                Value   Yield Value   Yield Value   Yield
Due within 1 year                      0  0.00%  2,993  6.08%      0  0.00%
Due after 1 year within 5 years   20,590  6.16%  5,046  6.12%  7,974  5.79%
   Total                          20,590  6.16%  8,039  6.10%  7,974  5.79%
                                  Book    Ave.   Book   Ave.   Book   Ave.
Held to Maturity                  Value   Yield  Value  Yield  Value  Yield
Due within 1 year                 14,634  6.51%   8,965 5.78%   6,956 5.93%
Due after 1 year within 5 years    5,510  5.78%  15,157 5.69%  22,820 6.17%
   Total                          20,144  6.31%  24,122 5.72%  29,776 6.12%
Obligations of State &
Political Subdivisions (1)
                                   Book   Ave.   Book   Ave.    Book  Ave.
                                   Value  Yield  Value  Yield   Value Yield
<s  >
Due within 1 year                  6,473  6.58%   6,624 7.94%   4,468 7.16%
Due after 1 year within 5 years    1,522  7.58%   1,543 7.91%   1,718 7.88%
Due after 5 years within 10 years    392  8.03%     363 8.03%     458 7.83%
Due after 10 years                 1,347  0.10%   1,474 9.67%   1,548 9.61%
   Total                           9,734  7.21%  10,004 8.19%   8,192 7.81%

Restricted Equity Securities

Total Restricted Equity Securities 1,142  6.00%   1,100 6.76%   1,063 6.60%

<F01> Income on Obligations of State and Political Subdivisions is stated on a tax equivalent basis assuming a 34 percent tax rate. Also included are taxable industrial development bonds (VIDA) with a fair value of $123,546 as of December 31, 1998, and $150,235 as of December 31, 1997,
      and 1996 with respective yields of 4.76%, 5.55%, and 5.60%.

LOAN PORTFOLIO

The following table reflects the composition of the Company's loan portfolio for years ended December 31:
(Dollars in Thousands)
             1998          1997           1996           1995           1994
            TOTAL   % OF   TOTAL   % OF   TOTAL   % OF   TOTAL   % OF   TOTAL
% OF
            LOANS   TOTAL  LOANS   TOTAL  LOANS   TOTAL  LOANS   TOTAL  LOANS
TOTAL
Real Estate Loans
 Construction & Land
 Development  2,025  1.37%   1,091  0.73%   1,432  0.98%     912  0.66%     587
0.44%
 Farm Land    2,634  1.78%   2,093  1.39%   2,148  1.48%   1,814  1.32%   1,115
0.84%
 1-4 Family
 Residential 98,407 66.34%  98,743 65.78%  94,393 64.83%  91,104 66.38%  88,967
66.68%
 Commercial
 Real Estate 19,555 13.18%  19,992 13.32%  20,602 14.15%  18,646 13.59%  18,094
13.56%
Loans to Finance
 Agricultural
 Production     829  0.56%   1,354  0.90%   1,222  0.84%   1,127  0.82%   1,305
0.98%
Commercial &
Industrial    8,767  5.91%   7,759  5.17%   7,084  4.87%   6,749  4.92%   6,719
5.04%
Loans to
Individuals  16,008 10.79%  18,943 12.62%  18,556 12.74%  16,578 12.08%  16,380
12.28%
All Other
Loans           110  0.07%     141  0.09%     166  0.11%     310  0.23%     259
0.19%
Gross Loans 148,335   100% 150,116   100% 145,603   100% 137,240   100% 133,426
 100%
Less:
 Reserve for
 Loan Losses (1,659)-1.12%  (1,502)-1.00%  (1,401)-0.96%  (1,519)-1.11%  (1,708)
-1.28%
 Deferred
 Loan Fees     (849)-0.57%    (867)-0.58%    (904)-0.62%    (909)-0.66%    (924)
-0.69%

Net Loans   145,827 98.31% 147,747 98.42% 143,298 98.42% 134,812 98.23% 130,794
98.03%

MATURITY OF LOANS

The following table shows the estimated maturity of loans (excluding residential properties of 1 - 4 families, installment loans and other loans) outstanding as of December 31, 1998.

Fixed Rate Loans                           Maturity Schedule

                                  Within      1 - 5      After
                                  1 Year      Years      5 years  Total
Real Estate
  Construction & Land Development  2,025          0          0     2,025
  Secured by Farm Land                12         20        172       204
  Commercial Real Estate             157        479      2,172     2,808

Loans to Finance
 Agricultural Production              67        186          0       253
Commercial & Industrial Loan         298      3,994        453     4,745

     Total                         2,559      4,679      2,797    10,035
Variable Rate Loans
                                  Within      1 - 5      After
                                  1 Year      Years      5 years  Total
Real Estate
  Construction & Land Development      0          0          0         0
  Secured by Farm Land             1,695        735          0     2,430
  Commercial Real Estate          10,298      6,449          0    16,747
Loans to Finance
 Agricultural Production             371        205          0       576
Commercial & Industrial Loans      2,879      1,143          0     4,022

     Total                        15,243      8,532          0    23,775

    SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for each of the last five years.
(Thousands of Dollars)

December 31,                     1998    1997    1996    1995    1994

Loans Outstanding
 End of Period                   148,335 150,116 145,603 137,240 133,426
Ave. Loans Outstanding
 During Period                   147,830 145,778 138,635 131,879 127,394
Loan Loss Reserve,
 Beginning of Period               1,502   1,401   1,519   1,708   1,872

Loans Charged Off:
 Real Estate                         177     191     116     198     187
 Commercial                           41     104      86      17      24
 Loans to Individuals                487     436     383     238     250
   Total                             705     731     585     453     461

Recoveries:
 Real Estate                          65      12      18       5      43
 Commercial                           17      27      16      20      12
 Loans to Individuals                120     133      68     119      62
   Total                             202     172     102     144     117

Net Loans Charged Off                503     559     483     309     344
Provision Charged to Income          660     660     365     120     180

Loan Loss Reserve, End of Period   1,659   1,502   1,401   1,519   1,708

Net Losses as a Percent
 of Ave. Loans                     0.34%   0.38%   0.35%   0.23%   0.27%
Provision Charged to Income as a
 Percent of Average Loans          0.45%   0.45%   0.26%   0.09%   0.14%
At End of Period:
 Loan Loss Reserve as a Percent
 of Outstanding Loans              1.12%   1.00%   0.96%   1.11%   1.28%

Factors considered in the determination of the level of loan loss coverage include, but are not limited to historical loss ratios, composition of the loan portfolio, overall economic conditions as well as future potential losses.

The following table shows an allocation of the allowance for loan losses, as well as the percent to the total allowance for the last five years (the corporation has no foreign loans, therefore, allocations for this category are not necessary).

December 31,      1998   %    1997   %    1996   %    1995   %    1994   %

<s
Domestic
 Residential
 Real Estate        559   33%   362   24%   490   35%   265   17%   200   12%
 Commercial         475   29%   645   43%   307   22%   631   42%   950   56%
 Loans to
 Individuals        448   27%   487   32%   395   28%   485   32%   400   23%
Unallocated         177   11%     8    1%   209   15%   138    9%   158    9%

   Total          1,659  100% 1,502  100% 1,401  100% 1,519  100% 1,708  100%

NON-ACCURAL, PAST DUE, AND RESTRUCTURED LOANS

The following table summarizes the bank's past due, non-accrual, and restructured loans:
(Dollars in Thousands)
December 31,                             1998   1997   1996   1995   1994

Accruing Loans Past Due 90 Days or More:
  Consumer                                  53    121     36     28     54
  Commercial                               119     19      5     15     11
  Real Estate                              246    211    360    249    271
   Total Past Due 90 Days or More          418    351    401    292    336

Non-accrual Loans                        2,228  1,486  1,255  1,389  1,791
Restructured Loans (incl. non-accrual)     126    136    506    359    347
Total Non-accrual, Past Due
  and Restructured Loans                 2,772  1,973  2,162  2,040  2,474
Other Real Estate Owned	                   542  1,089    663    761    918

   Total Non Performing Loans            3,314  3,062  2,825  2,801  3,392

Percent of Gross Loans                    2.23%  2.04%  1.94%  2.04%  2.08%
Reserve Coverage of Non performing Loans 50.06% 49.05% 49.59% 54.23% 71.26%

 When a loan reaches non-accrual status, it is determined that future collection of interest and principal is doubtful. At this point, the Company's policy is to reverse the accrued interest and to discontinue the accrual of interest until the borrower clearly demonstrates the ability to resume normal payments. Our portfolio of non-accrual loans for the years ended 1998, 1997, 1996, 1995, and 1994 are made up primarily of commercial real estate loans and residential real estate loans. Management does not anticipate any substantial effect to future operations if any of these loans are liquidated. Although interest is included in income only to the extent received by the borrower , deferred taxes are calculated monthly, based on the accrued interest of all non-accrual loans. This accrued interest amounted to $363,713 in 1998, $216,770 in 1997, $309,388 in 1996, $256,754 in 1995, and $181,930 in
1994. The Company had total foreign loans of less than one percent in 1998, and has no concentration in any industrial category.

DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for the last three years. (Dollars in Thousands)
                                         December 31,
                             1998            1997            1996

                        Amount   Rate   Amount   Rate   Amount   Rate

Non-Interest Bearing
 Demand Deposits         20,857  0.00%   18,694  0.00%   17,493  0.00%
NOW & Money Market Funds 44,916  3.48%   39,337  3.55%   41,383  3.68%
Savings Deposits         30,840  2.62%   31,907  2.75%   32,320  2.92%
Time Deposits            98,181  5.60%   94,751  5.60%   96,227  5.90%
  Total Deposits        194,794  4.04%  184,689  4.10%  187,423  4.35%

Increments of maturity of time certificates of deposit and other time deposits of $100,000 or more issued by domestic offices outstanding on
December 31, 1998 are summarized as follows:
                                   Time Certificates
      Maturity Date                of Deposit
	3 Months or Less              3,452
      Over 3 through 6 Months       4,118
      Over 6 through 12 Months      5,192
      Over 12 Months                5,112
        Total                      17,874

RETURN ON EQUITY AND ASSETS

The following table shows consolidated operating and capital ratios of the Corporation for each of the last three years.
                                          December 31,
                                    1998      1997      1996

Return on Average Assets             0.99%     1.02%     1.07%
Return on Average Equity            10.49%    10.69%    12.16%
Dividend Payout Ratio               83.69%    77.02%    63.29%
Ave. Equity to Ave. Assets Ratio     9.45%     9.57%     8.84%

Item 2.  Properties

Community Bancorp. does not own or lease real property. The Corporation's offices are located at the main offices of the Bank. All of the Bank's offices are located in Vermont. In addition to the main office in Derby, the Bank maintains facilities located in; City of Newport, Towns of Barton and St. Johnsbury, and Villages of Island Pond, Troy and Derby Line. As mentioned earlier, the newly acquired Liberty Savings Bank shares the same address as the main offices as it does not maintain a facility.

The Bank's main offices are located in a two-story brick building on U.S. Route 5 in Derby, Vermont. The main banking lobby and adjacent offices were constructed in 1972, expanded in 1978, and the most recent expansion was completed in July 1993, providing us with a total of 15,000 square feet at this location. The main office is equipped with a drive-up facility as well as an Automated Teller Machine (ATM). Computer and similar support equipment is also located in the main office building. The building previously housing our computer equipment currently houses an office for the Bank's "Special Assets" department, and also serves as a conference center for the Bank as well as various non-profit organizations, free of charge, upon request.

The Bank owns the Derby Line office located on Main Street in a renovated bank building. The facility consists of a small banking lobby containing approximately 200 square feet and a walk-up window accessible to pedestrians. Recent renovations to the walk-up window area and updated signs have helped to give this office a fresh new appearance.

The Island Pond office is located in the renovated "Railroad Station" acquired by the town of Brighton in 1993. The Bank leases approximately two-thirds of the downstairs including a banking lobby, a drive-up window, and an ATM. The other portion of the downstairs is occupied by an information center, and the upstairs section houses the Island Pond Historical Society.

The Barton office is located on Church Street, in a renovated facility. This office is equipped with a banking lobby, a drive-up window, and an ATM, making most deposit and withdrawal transactions possible at this branch 24 hours a day. The facility is leased from Dean M. Comstock, who is a member of the Bank's Barton Advisory Committee. The lease was entered into in 1985 and provides a fifteen-year term.

The Bank's Newport office was located in a facility leased from Twin Islands Realty, adjacent to RJ's Friendly Market until mid January 1999. This facility consists of approximately 974 square feet and includes a
small banking lobby.   This office moved into a condominium space in
the state office building on Main Street in Newport during the third week of January. The Bank occupies approximately 3,084 square feet on the first floor of the building for a full service banking facility equipped with a remote drive-up facility and an ATM. In addition, the Bank will own approximately 4,400 square feet on the second floor with immediate plans to house our trust department, marketing department, and an office for our public relations coordinator, with room for future expansion.

The Bank's Troy office is located in a new facility, which was leased for a few years and then purchased in 1992 from Tom and Eleanor Watts. The bank currently leases space to one tenant while maintaining approximately 2,200 square feet for their own use. An ATM is available in this office to provide the same type of limited 24-hour accessibility as our Derby, Barton, Island Pond, Newport and St. Johnsbury offices.

The St. Johnsbury office is located at the corner of the I-91 Access Road and Route 5 in the town of St. Johnsbury. The Bank occupies approximately 2,250 square feet in the front of the Price Chopper building leased from Murphy Realty of St. Johnsbury. Peter Murphy is President of Murphy Realty, and is a member of the Bank's St. Johnsbury Advisory Committee. Fully equipped with an Automatic Teller Machine and a drive-up window, this office operates as a full service banking facility.


Item 3.  Legal Proceedings

Community National Bank is currently involved in a lawsuit against the State of Vermont. The issue involves OREO property that is on "filled land" on the shores of Lake Memphremagog in the City of Newport.
According to a so-called "public trust doctrine", the State of Vermont might have ownership of any lands created by filling any portion of the navigable waters of the state. The result of this is that the Bank has been unable to sell these properties because some attorneys will not clear title to the property. The suit filed is an attempt to clear title to said properties by seeking judicial clarification of the public trust doctrine. The outcome of the suit is not likely to have a material impact on the financial statements of the Bank or consolidated Company. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Bank, and the aforementioned to which the Bank is a party or of which any of its property is the subject.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


PART II.


Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters

Common Stock Performance by Quarter

Incorporated by reference to Page 40 of the Annual Report to Shareholders for fiscal year 1998.

Item 6.  Selected Financial Data

Following pages

SELECTED FINANCIAL DATA
(Not covered by Report of Independent Public Accountants)

(Dollars in thousands, except per share data)
Year Ended December 31,    1998      1997      1996      1995      1994

Total Interest Income         17,072    16,817    16,532    15,406    13,605
Less:
Total Interest Expense         8,077     7,834     8,177     8,248     6,807
  Net Interest Income          8,995     8,983     8,355     7,158     6,798
Less:
Provision for Loan Losses        660       660       365       120       180

Other Operating Income         1,586     1,336     1,281     1,181     1,057
Less:
Other Operating Expense        7,021     6,759     6,397     5,943     5,459
  Income Before Income Taxes   2,900     2,900     2,874     2,276     2,216
Less:
Applicable Income Taxes (1)      710       755       654       324       329

  Net Income                   2,190     2,145     2,220     1,952     1,887

Per Share Data: (2)

Earnings per Share              0.71      0.72      0.78      0.71      0.72

Cash Dividends Declared         0.60      0.56      0.52      0.48      0.44
Weighted Average Number of
Common Shares Outstanding  3,075,906 2,976,448 2,862,708 2,744,213 2,629,116
Number of Common Shares
  Outstanding              3,110,960 3,015,068 2,904,569 2,794,080 2,656,205

Balance Sheet Data:

Net Loans                    145,827   147,747   143,298   134,812   130,794
Total Assets                 225,051   213,001   205,536   197,382   191,315
Total Deposits               197,797   187,580   183,854   178,884   174,676
Total Liabilities            203,049   192,521   186,425   179,801   175,796
Subordinated Debentures           20       104       170       265       551
Total Shareholders' Equity    22,002    20,480    19,111    17,580    15,518

<F01> Applicable Income Taxes above includes the income tax effect, assuming a 34% tax rate on securities gains (losses), which totaled $0 in 1998, $0 in 1997, ($656) in 1996, $6,272 in 1995, and $7,021 in 1994.
<F02> Per share data for the calendar years 1996, 1995, and 1994 restated to reflect 5% stock dividend in first quarter of 1997.
     Per share data for all calendar years restated to reflect a 100% stock dividend paid on June 1, 1998.

                  QUARTERLY RESULTS OF OPERATIONS

The following is an unaudited summary of the quarterly results of
Operations for the years ended December 31, 1998, 1997 and 1996.
(Dollars in thousands, except per share data)
1998                        MAR. 31   JUNE 30   SEPT. 30   DEC. 31

 Interest Income            4,225     4,207     4,325      4,315
 Interest Expense           1,990     2,053     2,045      1,989
 Net Interest Income        2,235     2,154     2,280      2,326
 Provisions For Loan Losses   200       160       150        150
 Other Operating Expenses   1,802     1,742     1,758      1,719
 Income Before Taxes          522       747       744        888
 Applicable Income Taxes      114       189       182        226
 Net Income                   408       558       562        662

 Net Income Per Share(1):    0.14      0.18      0.18       0.21

1997

 Interest Income            4,040     4,172     4,253      4,352
 Interest Expense           1,897     1,924     1,999      2,014
 Net Interest Income        2,143     2,248     2,254      2,338
 Provisions For Loan Losses   205       105       215        135
 Other Operating Expenses   1,523     1,679     1,804      1,752
 Income Before Taxes          695       832       576        798
 Applicable Income Taxes      175       220       125        236
 Net Income                   520       612       451        562

 Net Income Per Share(1):    0.18      0.21      0.15       0.18

1996

 Interest Income            4,032     4,145     4,163      4,192
 Interest Expense           2,092     2,094     2,041      1,949
 Net Interest Income        1,940     2,051     2,122      2,243
 Provisions For Loan Losses    38       122        80        125
 Securities Gains(Losses)       0        (2)        0          0
 Other Operating Expenses   1,546     1,630     1,643      1,578
 Income Before Taxes          607       662       721        884
 Applicable Income Taxes      140       149       182        184
 Net Income                   467       513       539        700

 Net Income Per Share (1):   0.17      0.18      0.19       0.24

<F01> Per share data for 1996 restated to reflect 5% stock dividend in first quarter of 1997. Per share data for all quarters restated to reflect 100% stock dividend paid on June 1, 1998.

CAPITAL RATIOS
Community Bancorp. and Subsidiaries
 (Dollars in Thousands)
                                                                  ANNUAL
                                                                GROWTH RATE
  At December 31,                   1998     1997     1996     '98/'97  '97/'96

Total Assets                        225,051  213,001  205,536  5.66%    3.63%
LESS:  Goodwill(3)                      320      343        0
Allowance for Possible Loan Losses    1,659    1,502    1,401 10.45%    7.21%
   Total Adjusted Assets            226,390  214,160  206,937  5.71%    3.49%

Gross Risk-Adjusted Assets          107,450  106,298  102,922  1.08%    3.28%
Allowance for Loan Loss over limit(2)   316      173      114 82.66%   51.75%
   Total Risk-Adjusted Assets       107,134  106,125  102,808  0.95%    3.23%

Shareholders' Equity                 22,002   20,480   19,111  7.43%    7.16%
LESS:
  Valuation Allowance for Securities    236       34        8
  Intangible Assets(3)                  339      352        6
  Total Adjusted Tier 1 Capital (1)  21,427   20,094   19,097  6.63%    5.22%

Eligible Discounted Subordinated Debt    16       42       85-61.90%  -50.59%
Max. Allowance for Possible
 Loan Losses (2)                      1,343    1,329    1,287  1.05%    3.26%
  Total Capital (Tier II)            22,786   21,465   20,469  6.15%    4.87%

                                              1998    1997    1996

Tier l Capital/Total Adjusted Assets           9.46%   9.38%   9.23%
Tier ll Capital/Total Adjusted Assets         10.06%  10.02%   9.89%
Tier l Capital/Total Risk-Adjusted Assets     20.00%  18.93%  18.58%
Tier ll Capital/Total Risk-Adjusted Assets    21.27%  20.23%  19.91%

<F01>  Net unrealized holding gains and losses on available-for-sale securities are excluded from common stockholders' equity for regulatory capital purposes. However, National Banks continue to deduct unrealized losses on equity securities in their computation of Tier I Capital.

<F02>  The maximum allowance for possible loan losses used in calculating primary (Tier ll)capital is the lower of the period end allowance for possible loan losses or 1.25% of gross risk-adjusted assets, as implemented by regulatory capital guidelines in 1992.

<F03>  Included in the 1998 and 1997 balance of intangible assets is
       $319,818 and $342,662, respectively, in goodwill associated with the acquisition of Liberty Savings Bank. Excess mortgage servicing rights totaling $18,706, $9,452, and $5,808 for 1998, 1997, and
       1996, respectively, comprise the balance of intangible assets.

The following table shows the repricing opportunities of the various interest earning assets and interest bearing liabilities of the bank. We assume that all payments on loans will be made as agreed, and that all deposits will mature on schedule. The most important factor in assuring liability liquidity is maintenance of confidence in the Bank by depositors of funds. Such confidence, in turn, is based on performance and reputation. The Company believe that its reputation, its financial strength and numerous long-term customer relationships, should enable it to raise funds as needed in many markets. To that end, the Bank does not place all of it's "core" deposits in the earliest time period presented as suggested, but places more emphasis on the historical experience of the Bank. Funds are primarily generated locally and regionally and the Bank has no brokered deposits.

The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 1998. The figures shown are reported in thousands.

              0 - 3 Months  4 - 12 Months  1 - 5 Years  Over 5 Years  Total
Rate Sensitive Assets:

Loans         $31,750       $62,715        $46,773      $7,097        $148,335
Investments -
 Taxable        3,000        11,634         26,224           0          40,858
Investments -
 Tax-exempt     2,822         3,651          1,407       1,730           9,610
Other
Investments         0             0              0       1,142           1,142
Federal funds
 Sold          15,527             0              0           0          15,527
   Total      $42,684       $73,605        $74,404      $9,969        $199,705

Rate Sensitive Liabilities:

NOW & super
 NOW accounts $     0       $     0        $     0     $19,122        $ 19,122
Savings deposits    0         2,512              0      28,000          30,512
Time
 deposits(1)   40,471        42,822         18,042           0         101,335
Variable rate
time deposits  12,758        12,308             19           0          25,085
Repurchase
agreements        288             0              0           0             288
Other borrowed
Funds           4,000             5             15          40           4,060
   Total      $57,517       $57,647        $18,076     $47,162        $180,402

Interest sensitivity
Gap           $(4,418)      $20,353        $56,328    $(37,193)
GAP Ratio      -2.05%         9.44%         26.14%      -17.26%
Cumulative interest
 sensitivity
 gap          $(4,418)      $15,935        $72,263     $35,070
Cumulative
GAP Ratio      -2.05%         7.39%         33.54%      16.27%

<F01> Included in the time deposits category of 0 - 3 months are money market accounts totaling almost $31 million.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to Pages 28-35 of the Annual Report to Shareholders for fiscal year 1998.

YEAR 2000

The Company is currently working to resolve the potential impact of the Year 2000 (Y2K) on the processing of date-sensitive information by the Company's computerized information systems. The Y2K problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 which could result in miscalculations or systems failures. The Federal Reserve Board and other federal banking regulators (together known as the Federal Financial Institutions Examination Council, or "FFEIC") have developed joint guidelines and benchmarks for assessing Y2K risk, remediation of non-compliant systems and components and post-remediation testing and implementation.

In an effort to correctly assess the effect of Y2K on the financial position of the Company and assess our readiness for Y2K, a Y2K committee was organized which meets on a regular basis to keep executive management and the Board of Directors informed of our progress towards Y2K compliance. The committee has developed strategic, customer awareness, customer risk assessment, test and contingency plans. In accordance with FFEIC guide-lines, the Y2K committee has defined five phases in the Y2K project management:

Phase I - Awareness Phase
In this phase we defined the problem and gained executive level commitment. The Y2K committee developed an overall strategy.
	This phase has been completed.

Phase II - Assessment Phase
During this phase, we assessed the size and complexity of the Y2K issues and identified both information technology (IT) and non-IT systems that could be affected by the change. At this time, we also identified systems which were mission-critical and non-mission-critical.

We define mission-critical systems as vital to the successful continuation of our core business activities. Our core business activities include servicing deposits, servicing loans, item processing and accounting, originating deposits, originating loans, investments, and trust. The mission-critical systems that support our core business activities include our AS/400 (mainframe computer) and operating system; check processing software; check sorters; loan, deposit and account origination software; Fedline (interface to the Federal Reserve Bank); and trust accounting software. Other systems not deemed mission-critical, but important, include human resources; payroll; ATM networks; voice banking system; heating and faxes.

We also evaluated the Y2K effect on strategic business initiatives. We assessed the risk exposure of our customers as funds providers, funds takers, and capital market/asset counter-parties.
   This phase has been completed, however, we continue to monitor our exposure on an on-going basis.

Phase III - Renovation Phase
This phase includes hardware and software upgrades or replacements and other changes.
   No mission-critical hardware or software needed to be replaced. All our software applications are provided by vendors and these applications were already Y2K compliant when we began the renovation phase. We are however replacing several PCs which support non-mission critical applications. This will be complete by 6/30/99.

Phase IV - Validation Phase
This is the testing phase. During this phase, the systems identified in Phase II (Assessment) are tested for Y2K compliance. Systems that were deemed mission-critical were tested first. We have now started testing the remaining systems.
   All mission-critical systems were tested by 12/31/98 and were in compliance. Non-mission-critical systems will be tested by 6/30/99.

Phase V - Implementation Phase
January 1, 2000 will be a processing day. If we detect any failures of our mission-critical systems, we will implement our contingency plans as appropriate.

   The Company does not write any source programming code and is therefore dependent upon external vendors and service providers to alter their programs to become Y2K compliant. We have received certification from our vendors as to their product compliance, however, we will still test all mission-critical and non-mission-critical systems identified in Phase II.

We have identified the following timetable for the testing phase:

12/31/98   testing of internal mission-critical systems was completed
03/31/99   testing with service providers for mission-critical systems should be complete
06/30/99   testing of non-mission-critical systems should be complete.

   As of 12/31/98, we had completed the testing of all mission-critical systems and noted only a few minor date formatting errors in loan documentation for which we have received corrections, which will be installed during the first quarter of 1999. These minor errors do not affect any calculations and do not affect our ability to process loans.
We will begin testing of the non-mission-critical systems during the first quarter of 1999 and anticipate testing to be completed by 3/31/99. At this time, we expect to have all our mission-critical and non-mission-critical systems Y2K compliant by 6/30/99. We do not anticipate any major upgrades to existing systems before year 2000.

   The costs involved in addressing potential problems are not currently expected to have a material impact on the Company's financial position, results of operations, or cash flows in future periods. During 1998, we budgeted $63,750 and actually spent $67,000 for Y2K testing and upgrades. The costs included testing of our contingency site, replacement of 10 PCs which were not Y2K compliant, and proxy testing of some of our mission-critical systems. We have not calculated the personnel costs relating to Y2K, however, we did not have to hire additional personnel in our Y2K efforts.

   For 1999, we have budgeted $77,000. Projected expenses include the replacement of additional PCs, PC software upgrades, consulting services, testing, travel and education. Y2K costs are expensed from current earnings.

   No new projects have been deferred due to the Y2K effort. The yearly software update to our core system provided by one of our vendors has been postponed by the vendor until 2000 in an effort to minimize changes to an already compliant system. This will not have an effect on our operations.

   We have reviewed the credit risk our commercial borrowers may pose to us if they are not Y2K compliant. At this time, we have identified only a small number of customers deemed as high risk customers, and their inability or failure to repay their loans as scheduled would not have a material impact on the Company.

   The worst case scenario relating to Y2K is that we would not have electrical power. If this were the case, our contingency plan is to operate in a manual mode. We have plans for hiring temporary help in this situation.

  The next worst case scenario is that telephones would be unavailable.
If this were the case, the Derby branch could be fully operational. Other branches would need to service deposits in an off-line mode. Requests for account and loan origination could be directed to the Derby branch.

   Assuming we have electricity and telephones, we anticipate our core systems to be functional.

   Our Y2K contingency plan is based on our disaster recovery plan which is written to respond to a complete core system outage. Our contingency plan also outlines manual processes in the event of individual component failures.

   During the first quarter of 1999, outside consultants will review and validate our contingency plans.



Item 8.  Financial Statements and Supplementary Data

The financial statements and related notes of Community Bancorp. and Subsidiaries are incorporated herein by reference from the Company's annual report to shareholders for the year ended December 31, 1998, Page 12 through Note 23 on Page 28.

Item 9.  Disagreements on Accounting and Financial Disclosures

Inapplicable.


PART III.

Item 10.  Directors and Executive Officers of the Registrant

Incorporated by reference to Pages 4-5 of the Company's Proxy Statement for the Annual Meeting of Shareholders on May 4, 1999.

                          Position with         Has Served As
Name, Age and             Community             Officer/Director
Principal Occupation      Bancorp.              Since

Stephen P. Marsh, 51      Vice President        07/01/73
Senior VP & Cashier       & Treasurer
Community National Bank

Rosemary M. Rowe, 57      Secretary             09/08/80
Vice President,
Community National Bank

Alan A. Wing, 54          Vice President        09/01/71
Sr. Vice President
Community National Bank

Item 11.  Executive Compensation

Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders on May 4, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders on May 4, 1999.

Item 13.  Certain Relationships and Related Transactions

Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders on May 4, 1999, and incorporated by reference to the Annual Report to the shareholders for the year ended December 31, 1998, Page 25, Note 16.

PART IV.

Item 14.  Financial Statement Schedules, Exhibits and Reports on Form 8-K

(a)(1) and (2)  Financial Statements

Financial statements are incorporated by reference to the Annual Report to the shareholders for the year ended December 31, 1998.

(a)(3)  Exhibits

The following exhibits are incorporated by reference:

Exhibit 3 - Articles of Association and By-laws of Community Bancorp. are incorporated by reference to Community Bancorp.'s Registration Statement dated May 20, 1983 (Registration No.2-83166).
Exhibit  4 - Indenture dated August 1, 1984 between Community Bancorp.
and Community National Bank as trustee, relating to $750,000 in principal amount of 11% Convertible Subordinated Debentures due 2004 is incorporated by reference to Community Bancorp.'s Registration Statement dated July 11, 1984 (Registration No. 2-92147).
Exhibit 5 - Indenture dated August 1, 1986, relating to $500,000 in principal amount of 9% Convertible Subordinated Debentures due 1998 is incorporated by reference to Community Bancorp.'s Registration Statement dated April 15, 1986 (Registration No. 33-4924).
Exhibit 13 - Portions of the Annual Report to Shareholders of Community Bancorp. for Year Ended December 31, 1998, specifically mentioned in this report, incorporated by reference.

The following exhibits are filed as part of this report:

Exhibit 10(i) - Directors Deferred Compensation Plan*
Exhibit 10(ii) - Description of Supplemental Retirement Plan*
Exhibit 11 - Computation of Per Share Earnings
Exhibit 21 - Subsidiaries of Community Bancorp.
Exhibit 23 - Consent from A.M. Peisch & Company

(b)  Reports on Form 8-K

	None
[FN]
<F*>  Denotes compensatory plan or arrangement.

Exhibit 10(i)


Directors' Deferred Compensation Plan

	Under the terms of the Corporation's Deferred Compensation Plan for Directors, directors of the Corporation and/or the Bank may elect to defer current receipt of some or all of their director fees. Deferrals are credited to a cash account, which bears interest at the rate in effect for the Bank's three-year certificate of deposit, as adjusted from time to time. Payments are deferred until the participant's retirement, death or disability, or at an earlier or later date elected by the participant. Amounts deferred and accumulated interest represent a general unsecured obligation of the Corporation and no assets of the Corporation or the Bank have been segregated to satisfy the Corporation's obligations under the Plan.


Exhibit 10(ii)


Description of Supplemental Retirement Plan

	In 1998 the Board of Directors authorized the adoption of a Supplemental Retirement Plan for Mr. White and the other Executive Officers of the Bank to replace estimated benefits lost as a result of the previous termination of the Bank's defined benefit pension plan. The plan is intended to provide an annual benefit at retirement approximating 75% of the average annual bonus received by the officer. It is estimated that this benefit, combined with the projected benefits under the Bank's 401(k) plan, will be approximately equal to the benefit that would have been provided to the Executive Officers under the terminated defined benefit pension plan. Benefit payments will be funded by annual contributions to a rabbi trust.

Exhibit 11


                           COMMUNITY BANCORP.
                      PRIMARY EARNINGS PER SHARE

For the Fourth Quarter Ended December 31,  1998       1997       1996

Net Income                                   $662,615   $562,499   $700,246
Average Number of Common Shares
 Outstanding.                               3,110,961  3,014,935  2,901,980

Earnings Per Common Share                       $0.21      $0.19      $0.24

For The Twelve Months Ended December 31,   1998       1997       1996

Net Income                                 $2,190,374 $2,145,395 $2,219,804
Average Number of Common Shares
 Outstanding.                               3,075,906  2,976,448  2,862,708

Earnings Per Common Share                       $0.71      $0.72      $0.78

Per share data restated to reflect 100% stock dividend paid on June 1, 1998.

Exhibit 11 (Cont'd)
                             COMMUNITY BANCORP.

                      FULLY DILUTED EARNINGS PER SHARE
For The Fourth Quarter Ended December 31,  1998       1997       1996

Net Income                                   $662,615   $562,499   $700,246

Adjustments to Net Income (Assuming Conversion
of Subordinated Convertible Debentures).          363      1,639      2,857

Adjusted Net Income                          $662,978   $564,138   $703,103
Average Number of Common Shares
 Outstanding.                               3,110,961  3,014,935  2,901,980
Increase in Shares(Assuming Conversion
of Subordinated Convertible Debentures).        8,150     26,825     50,266
Average Number of Common Share Outstanding
 (Fully Diluted).                           3,119,111  3,041,760  2,952,246

Earnings Per Common Share Assuming Full
 Dilution.                                      $0.21      $0.19      $0.24

For The Twelve Months Ended December 31,    1998      1997       1996

Net Income                                 $2,190,374 $2,145,395 $2,219,804
Adjustments to Net Income (Assuming Conversion
of Subordinated Convertible Debentures).        3,034      7,583     13,746

Adjusted Net Income                        $2,193,408 $2,152,978 $2,233,550
Average Number of Common Shares
 Outstanding.                               3,075,906  2,976,448  2,862,708
Increase in Shares(Assuming Conversion
of Subordinated Convertible Debentures).       15,896     32,317     55,659
Average Number of Common Share Outstanding
 (Fully Diluted).                           3,091,802  3,008,765  2,918,367
Earnings Per Common Share Assuming Full
Dilution.                                       $0.71      $0.72      $0.77

Per share data restated to reflect 100% stock dividend paid on June 1, 1998.

Exhibit 21

Community Bancorp.'s subsidiaries include Community National Bank, a banking corporation incorporated under the Banking Laws of The United States, and Liberty Savings Bank, a New Hampshire guaranty savings bank.

Exhibit 23

             CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Community Bancorp. of our report dated January 6, 1999, included in the 1998 Annual Report to Shareholders of Community Bancorp.

We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-18535) pertaining to the Community Bancorp. Dividend Reinvestment Plan and in the Registration Statement (Form S-8 No. 33-44713) pertaining to the Community Bancorp. Retirement Savings Plan of our report dated January 6, 1999, with respect to the consolidated financial statements incorporated herein by reference of Community Bancorp. included in the Annual Report (Form 10-K) for the year ended December 31, 1998.



/s/ A.M. Peisch & Company
March 25, 1999
St. Johnsbury, Vermont
VT Reg. No. 92-0000102

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COMMUNITY BANCORP.

BY: /s/ Richard C. White                     Date: March 25, 1999
   Richard C. White, President
   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Stephen P. Marsh                     Date: March 25, 1999
   Stephen P. Marsh, Treasurer
   and Chief Financial and
   Accounting Officer
                    COMMUNITY BANCORP. DIRECTORS

 /s/ Thomas E. Adams                         Date: March 25, 1999
Thomas E. Adams

 /s/ Jacques R. Couture                      Date: March 25, 1999
Jacques R. Couture

 /s/ Elwood G. Duckless                      Date: March 25, 1999
Elwood G. Duckless

/s/ Michael H. Dunn                          Date: March 25, 1999
Michael H. Dunn

 /s/ Rosemary M. Lalime                      Date: March 25, 1999
Rosemary M. Lalime

 /s/ Marcel Locke                            Date: March 25, 1999
Marcel Locke

/s/ Stephen P. Marsh                         Date: March 25, 1999
Stephen P. Marsh

 /s/ Anne T. Moore                           Date: March 25, 1999
Anne T. Moore

 /s/ Dale Wells                              Date: March 25, 1999
Dale Wells

 /s/ Richard C. White                        Date: March 25, 1999
Richard C. White