Form 10-Q
period 1999-03-31
COMMUNITY BANCORP /VT
filed 1999-05-14
CIK 718413

CONFORMED COPY

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-Q


               Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

                 For Three Months Ended March 31, 1999
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

At March 31, 1999, there were 3,318,937 shares issued of the Corporation's $2.50 par value common stock and 3,289,066 shares outstanding.

Total Pages - 21 Page


                   PART I.  FINANCIAL INFORMATION

                   Item 1.  Financial Statements

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statement of Condition
         ( Unaudited )                   March 31     December 31  March 31


Assets
 Cash and due from banks                   4,593,779    4,896,947    8,389,764
 Federal funds sold and overnight deposits 5,416,287   15,527,141    3,475,000
    Total cash and cash equivalents       10,010,066   20,424,088   11,864,764
 Securities held-to-maturity (fair value
  $36,730,979 at 03/31/99, $30,038,323 at
  12/31/98, and $34,431,08 at 03/31/98    36,748,701   29,877,851   34,417,776
 Securities available-for-sale            26,606,250   20,590,000   15,045,313
 Restricted equity securities              1,141,650    1,141,650    1,099,750
 Loans                                   146,260,052  148,335,346  149,398,013
  Allowance for loan losses               (1,713,265)  (1,658,967)  (1,553,433)
  Unearned net loan fees                    (834,316)    (848,963)    (864,058)
     Net loans                           143,712,471  145,827,416  146,980,522
 Bank premises and equipment, net          4,193,700    3,010,041    3,220,527
 Accrued interest receivable               1,815,911    1,460,671    1,577,022
 Other real estate owned, net                772,834      541,903      746,935
 Other assets                              2,066,008    2,177,043    1,876,996
    Total assets                        $227,067,591 $225,050,663 $216,829,605

Liabilities and Stockholders' Equity

Liabilities
 Deposits:
   Demand, non-interest bearing           21,784,045   21,743,065   19,201,814
   NOW and money market accounts          49,721,114   49,939,162   42,308,496
   Savings                                31,991,579   30,512,230   30,954,505
   Time deposits, $100,000 and over       17,763,625   17,874,124   18,462,314
   Other time deposits                    78,180,313   77,728,713   80,277,987
    Total deposits                      $199,440,676 $197,797,294 $191,205,116

 Borrowed funds                            4,060,000    4,060,000    4,060,000
 Repurchase agreements                       460,624      288,241            0
 Accrued interest and other liabilities    1,059,226      883,069      824,398
 Subordinated convertible debentures          20,000       20,000       93,000
    Total liabilities                   $205,040,526 $203,048,604 $196,182,514

Stockholders' Equity
 Common stock - $2.50 par value;
  6,000,000 shares authorized and 3,318,937
  shares issued at 03/31/99, 3,296,154
  issued at 12/31/98, and 3,220,031 shares
  issued at 03/31/98                       8,297,342    7,851,516    3,872,172
 Additional paid-in capital               10,392,774    8,756,453    8,177,074
 Retained earnings                         3,665,801    5,604,096    9,025,740
 Accumulated other comprehensive income      119,171      235,375       17,270
 Less: treasury stock, at cost;
  29,871 shares at 03/31/99, 29,646 shares
  at 12/31/98, and 29,630 shares at 03/31/98(448,023)    (445,381)    (445,165)
    Total stockholders' equity           $22,027,065  $22,002,059  $20,647,091

Total liabilities and stockholders'
 equity                                 $227,067,591 $225,050,663 $216,829,605

COMMUNITY BANCORP. AND SUBSIDIARIES
Statements of Income
      ( Unaudited )
For The First Quarter Ended March 31,     1999        1998        1997

Interest income
 Interest and fees on loans                3,177,402   3,478,386   3,324,518
 Interest and dividends on investment securities
  U.S. Treasury securities                   545,279     457,196     534,499
  U.S. Government agencies                   128,299      20,419      20,727
  States and political subdivisions          113,531     143,183     138,605
  Dividends                                   19,722      18,564      17,178
Interest on federal funds sold
  and overnight deposits                      66,147     106,702       4,942
    Total interest income                 $4,050,380  $4,224,450  $4,040,469

Interest expense
 Interest on deposits                      1,819,944   1,941,022   1,881,874
 Interest on borrowed funds                   48,900      46,800      12,680
 Interest on repurchase agreements             2,634           0           0
 Interest on subordinated debentures             550       2,227       3,282
    Total interest expense                $1,872,028  $1,990,049  $1,897,836

  Net interest income                      2,178,352   2,234,401   2,142,633
  Provision for loan losses                 (150,000)   (200,000)   (205,000)
  Net interest income after provision     $2,028,352  $2,034,401  $1,937,633

Other operating income
 Trust department income                      49,479      30,699      27,897
 Service fees                                164,750     161,511     162,386
 Security gains (losses)                           0           0           0
 Other                                       159,243     104,553      96,237
    Total other operating income            $373,472    $296,763    $286,520

Other operating expenses
 Salaries and wages                          715,459     707,951     628,928
 Pension and other employee benefits         177,052     174,314     133,331
 Occupancy expenses, net                     338,719     321,633     290,569
 Trust Department Expenses                    11,289       8,017       5,848
 Other                                       604,956     597,697     470,561
    Total other operating expenses        $1,847,475  $1,809,612  $1,529,237

   Income before income taxes                554,349     521,552     694,916
   Applicable income taxes (credit)          143,552     113,873     174,828
   Net Income                               $410,797    $407,679    $520,088

Earnings per share on weighted average         $0.13       $0.13       $0.17
Weighted average number of common shares
Used in computing earnings per share       3,235,785   3,189,686   3,080,655
Dividends per share                            $0.16       $0.15       $0.14
Book value per share on shares outstanding     $6.70       $6.47       $6.29

Per share data for 1998 and 1997 restated to reflect a 100% stock dividend
 Paid on June 1, 1998, and a 5% stock dividend paid on February 1, 1999.

COMMUNITY BANCORP. AND SUBSIDIARIES
      Statement of Cash Flows
For the First Three Months Ended March 31, 1999         1998        1997

Reconciliation of net income to net cash
provided by operating activities:
 Net Income                                    410,797     407,679     520,088
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation                                  114,864     101,258      87,352
 Provisions for possible loan losses           150,000     200,000     205,000
 Provisions for deferred income taxes          (25,191)    (22,606)     (3,162)
 (Gain)loss on sale of loans                   (23,692)     12,490      (8,054)
 Securities losses                                   0           0           0
 Loss (gain) on sales of OREO                        0       8,293      (7,729)
 OREO writedowns                                     0       6,300           0
 Amortization of bond premium, net              75,592     (37,498)      6,463
 Proceeds from sales of loans held for sale  4,699,807   3,358,192     660,944
 Originations of loans held for sale        (4,523,200) (4,545,913)   (667,336)
 Increase(decrease) in taxes payable           169,765     136,478     183,225
 (Increase) decrease in interest receivable   (355,240)   (116,724)    (55,803)
 Increase in mortgage service rights           (24,179)     (2,636)    (13,977)
 Decrease(increase) in other assets            203,593     (19,930)   (263,476)
 (Decrease)increase in unamortized loan fees   (14,647)     (2,531)    (21,148)
 (Decrease)increase in interest payable           (317)     (9,839)        340
 (Decrease)increase in accrued expenses        (31,794)    (58,372)      4,264
 Increase (decrease) in other liabilities       55,178     (18,265)    (12,516)
   Net cash provided by operating activities   881,336    (603,624)    614,475

Cash Flows from investing activities:
 Investments - held to maturity
  Sales and maturities                       4,986,510   3,474,110     918,463
  Purchases                                (11,899,683) (3,759,745) (3,776,728)
 Investments - available for sale
  Sales and maturities                               0           0           0
  Purchases                                 (6,225,586) (7,000,000)          0
 Purchase of restricted equity securities             0           0     (36,700)
 Investment in limited partnership                    0      21,688           0
 Increase in Loans, Net of Payments           1,575,016   1,671,558    (312,233)
 Capital Expenditures                        (1,298,523)    (36,124)    (45,136)
 Recoveries of loans charged off                 20,730      29,143      36,274
 Proceeds from sales of other real estate owned       0     370,939     106,332
  Net Cash Used in Investing Activities     (12,841,536) (5,228,431) (3,109,728)

Cash Flows from Financing Activities:
 Net increase in demand deposits,
  NOW, Money Mkt and savings                  1,302,281   1,551,563    (566,240)
 Net increase in certificates of deposit        341,101   2,073,152     617,741
 Net increase (decrease) in short-term
  Borrowings and repurchase agreements          172,383           0           0
 Net increase in borrowed funds                       0           0  (1,600,000)
 Payments to acquire treasury stock              (2,642)        (28)     (4,792)
 Dividends paid                                (266,945)   (235,478)   (210,340)
  Net cash provided by financing activities   1,546,178   3,389,209  (1,763,631)
  Net increase in cash and cash equivalents (10,414,022) (2,442,846) (4,258,884)
  Cash and cash equivalents:
   Beginning                                 20,424,088  14,307,610   8,245,398
   Ending                                    10,010,066  11,864,764   3,986,514

Supplemental Schedule of Cash Paid During the Year
 Interest paid                               1,871,611   1,997,504   1,897,496
 Income Taxes Paid                              (1,020)          0      (5,235)

Supplemental schedule of noncash investing and financing activities:
 Net change in securities valuation          ($176,067)   ($24,908)   ($86,409)
 OREO acquired in settlements of loans        $230,931     $84,466    $188,091
 Debentures converted to common stock               $0     $11,000     $35,000
 Stock dividends                            $1,851,338          $0  $1,294,006

 Dividends paid
 Dividends payable                             $497,754    $452,382    $406,598
 Dividends reinvested                         ($230,809)  ($216,904)  ($196,258)
                                               $266,945    $235,478    $210,340

                   AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information:
    Average earning assets (including non-accrual loans)
    Average interest bearing liabilities supporting earning assets
    Interest income and interest expense as a rate/yield
                                   For the First Three Months Ended:
                                  1999                           1998
                    Average      Income/   Rate/   Average      Income/	   Rate/
                    Balance      Expense   Yield   Balance      Expense    Yield

EARNING ASSETS

 Loans(gross)       146,829,523  3,177,402  8.78%  149,575,993  3,478,386  9.43%
 Taxable Investment
  Securities         49,890,646    673,578  5.48%   33,362,113    477,615  5.81%
 Tax-exempt Investment
   Securities(1)      9,888,906    169,824  6.96%   11,701,072    213,821  7.41%
 Federal Funds Sold   3,473,056     32,248  3.77%    3,488,766     45,014  5.23%
 Bank of Boston
  sweep account       2,732,079     33,899  5.03%    4,774,313     61,688  5.24%
 Other Securities(2)  1,265,027     21,169  6.79%    1,249,985     20,625  6.69%
    TOTAL           214,079,237  4,108,120  7.72%  204,152,242  4,297,149  8.47%

INTEREST BEARING LIABILITIES

 Savings Deposits    30,795,370    178,421  2.35%   30,006,784    203,227  2.75%
 NOW & Money
  Market Funds       48,159,789    378,694  3.19%   41,925,226    373,573  3.61%
 Time Deposits       96,031,253  1,262,830  5.33%   98,202,744  1,364,222  5.63%
 Other Borrowed Funds 4,060,000     48,900  4.88%    3,526,667     46,800  5.38%
 Repurchase
  Agreements(3)         264,485      2,634  4.04%            0          0  0.00%
 Subordinated Debentures 20,000        550 11.15%       95,000      2,228  9.51%
    TOTAL           179,330,897  1,872,029  4.20%  173,756,421  1,990,050  4.61%

Net Interest Income              2,236,091                      2,307,099
Net Interest Spread(4)                      3.52%                          3.86%
Interest Differential(5)                    4.24%                          4.58%

<F01>  Income on investment securities of state and political subdivisions is stated on a tax equivalent basis (assuming a 34% tax rate).
<F02>  Included in other securities are taxable industrial development bonds
       (VIDA), with income for the first three months of approximately $1,500 for 1999 and $2,100 for 1998.
<F03>  Repurchase agreements were introduced during the second part of 1998 in an effort to attract new business customers.
<F04>  Net interest spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
<F05>  Interest differential is net interest income divided by average earning assets.

                CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

           The following table summarizes the variances in income
           for the first three months of 1999 and 1998 resulting from volume changes in assets and liabilities and fluctuations
           in rates earned and paid.
   RATE VOLUME                        Variance       Variance
                                      Due to         Due to        Total
                                      Rate(1)        Volume(1)     Variance

EARNING ASSETS

  Loans (gross)                       (241,550)      (59,434)      (300,984)
  Taxable Investment Securities        (40,661)      236,624        195,963
  Tax-Exempt Investment	Securities(2)  (12,876)      (31,121)       (43,997)
  Federal Funds Sold                   (12,620)         (146)       (12,766)
  Bank of Boston sweep account          (2,449)      (25,340)       (27,789)
  Other Securities                         296           248            544
    Total Interest Earnings           (309,860)      120,831       (189,029)

INTEREST BEARING LIABILITIES

  Savings Deposits                     (30,147)        5,341        (24,806)
  NOW & Money Market Funds             (50,432)       55,553           5,121
  Time Deposits                        (72,836)      (28,556)       (101,392)
  Other Borrowed Funds                  (4,977)        7,077           2,100
  Repurchase Agreements                      0         2,634           2,634
  Subordinated Debentures                  385        (2,063)         (1,678)
    Total Interest Expense            (158,007)       39,986        (118,021)

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

                          COMMUNITY BANCORP.


    PRIMARY EARNINGS PER SHARE
For The First Quarter Ended March              1999       1998       1997

Net Income                                      $410,797   $407,679   $520,088

Average Number of Common Shares Outstanding.   3,235,785  3,189,686  3,080,655

Earnings Per Common Share                          $0.13      $0.13      $0.17


    FULLY DILUTED EARNINGS PER SHARE
For The First Quarter Ended March              1999       1998        1997

Net Income                                      $410,797   $407,679   $520,088

Adjustments to Net Income (Assuming Conversion
 of Subordinated Convertible Debentures).            363      1,470      2,166

    Adjusted Net Income                         $411,160   $409,149   $522,254

Average Number of Common Shares Outstanding.   3,235,785  3,189,686  3,080,655

Increase in Shares (Assuming Conversion of
 Subordinated Convertible Debentures).             8,557     26,386     43,070

Average Number of Common Shares Outstanding
    (Fully Diluted)                            3,244,342  3,216,072  3,123,725

Earnings Per Common Share Assuming Full Dilution.  $0.13      $0.13      $0.17

All 1998 and 1997 per share data restated to reflect 100% stock dividend
 Paid on June 1, 1998, and a 5% stock dividend paid on February 1, 1999.


                                PART I.

                                Item 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     THE RESULTS OF OPERATIONS

                   Quarter Ended March 31, 1999


   Community Bancorp. is a bank holding company whose subsidiaries include Community National Bank and Liberty Savings Bank. Community National Bank ("the Bank") is a full service institution operating in the state of Vermont, with five offices located in Orleans County, one office in Essex County, and one office in Caledonia County. Liberty Savings Bank ("Liberty") is a New Hampshire guaranty bank acquired by Community Bancorp. on December 31, 1997. Currently this bank does not have any offices or deposit taking authority, and shares the mailing address of Community Bancorp. Future intentions of the Company are to initially operate this bank as a lending facility in the northern part of New Hampshire, and then expanding to operate as a full service bank sometime in the future. This endeavor, once achieved, will broaden the customer service base of the Company to include a portion of New Hampshire. Most of the Bancorp's business is conducted through Community National Bank, therefore, the following narrative is based primarily on this Bank's operations. The Balance Sheet and Statements of Income preceding this section are consolidated figures for Community Bancorp. and subsidiaries ("the Company"), and can be used in conjunction with the other reports following them to provide a more detailed comparison of the information disclosed in the following narrative.


LIQUIDITY

   Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Our time deposits greater than $100,000 decreased $111 thousand or .62% for the first quarter of 1999 compared to year end 1998, and decreased almost $700 thousand or 3.8% compared to the first quarter of 1998. Other time deposits decreased from $80.3 million at the end of the first quarter of 1998 to $77.7 million at the end of the 1998 calendar year, and then increased to $78.2 million as of the end of the first quarter of 1999, an increase of $451,600 or .58% compared to year end 1998, and a decrease of $2.1 million or 2.6% compared to the first quarter of 1998. A review of these deposits, primarily the time deposits over $100,000 indicates that they are primarily generated locally and regionally by established customers of the Company. The Company has no brokered deposits. All other interest bearing deposit accounts in total increased 21% to end the three month comparison period at $81.7 million for 1999 compared to $73.3 million for 1998. Our gross loan portfolio decreased from $149.4 million for the first quarter of 1998 to $146.3 million for the first quarter of 1999 or 2.1%. Of this total portfolio of $146.3 million, $76.7 million are scheduled to reprice or mature within one year compared to almost $81.7 million a year ago. Federal funds sold and overnight deposits includes a sweep account established during the first quarter of 1998. This account reported a balance of $3.4 million as of the end of the first quarter of 1999, compared to $3.2 million for the same period in 1998. Federal funds sold decreased from $3.5 million for the first quarter of 1998 to $2 million for the same period in 1999. At the end of the first quarter of 1999, the Company held in it's investment portfolio treasuries classified as "Available-for-Sale" at an estimated fair value of $26.6 million, compared to just over $15 million for the same period in 1998. In terms of liquidity, these securities are considered short term, thereby increasing the portfolio of liquid assets.  The Company is required to maintain equity securities in the form of bank stock at two separate institutions. Combined totals of $1.14 million and almost $1.1 million were reported for the first quarter of 1999 and 1998, respectively. The Company also has access to a total of $102.5 million in liquid assets consisting of two credit lines with a total available of $6.1 million, and approximately $96.4 million of borrowing capacity through FHLB. Currently, $4.1 million is advanced on these borrowings. Additionally, the Company has in it's investment portfolio securities classified as "Held-to-Maturity" with a book value of $36.7 million, of which $5 million are pledged, netting a balance of $31.7 million, with a net fair value of $31.6 million as of March 31, 1999 compared to a book value of $34.4 million, less $4 million pledged, netting a balance of $30.4 million with a net fair value of $30.5 million a year ago.

RESULTS OF OPERATIONS

   Net Income for the first quarter ended March 31, 1999 was $410,797 representing an increase of .76% and a decrease of 21% respectively, over the net income figures of $407,679 for the first quarter ended March 31, 1998, and $520,088 for the same period ended in 1997. The results of this are earnings per share of $0.13 for the first quarter of 1999 versus $0.13 for the first quarter of 1998 and $0.17 for the first quarter of 1997. The first quarter of 1999 reported only a slight increase over the first quarter of 1998 due in part to less income generated by the Bank's loan portfolio, resulting in a decrease in net interest income for the quarter. Additionally, an increase in other operating income was only slightly higher than the combined increase in other operating expenses and income taxes. The first quarter of 1998 was not as profitable compared to the same period in 1997 due in part to three considerable increases. State deposit tax almost tripled for the first quarter of 1998 with a reported figure of $52,352 compared to $19,905 for the first quarter of 1997. Expense associated with OREO properties went from $10,714 for the first quarter of 1997 to just under $40,000 for the same period in 1998, resulting in almost a quadruple increase. Loss on limited partnerships of $26,988 was reported for the first quarter of 1998, with no reported loss for the same period a year ago.

   A cash dividend of $0.16 per share was declared payable on February 1, 1999, to shareholders of record as of January 15, 1999, an increase of 6% over last year's dividend of $0.15 per share for the same quarter. A 5% Stock dividend was declared payable February 1, 1999 to shareholders of record as of that date. In a press release dated March 13, 1998, a two for one stock split was announced to be accomplished by a 100% stock dividend, to shareholders of record as of May 15, 1998, payable June 1, 1998. This stock split was contingent upon the approval by the Company's shareholders of a proposal to increase the number of shares the Company may issue. This proposal was contained in an amendment to the Company's Articles of Association, and was be voted on and approved at the annual shareholder's meeting to be held on May 5, 1998.

   Net interest income, the difference between interest income and expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, rate sensitivity of earning assets as well as interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets.

   Net interest income for the first quarter comparison periods started at $2.14 million for 1997 and increased to $2.23 million for 1998, and then decreased to $2.18 million for 1999, resulting in a decrease of 2.5% for 1999 versus 1998, and 4.3% for 1998 versus 1997. Total interest income for the first quarter comparison period reported a decrease for 1999 compared to 1998, with a decrease of $174,070 or 4.12%, while a favorable increase of $183,981 or 4.6% was reported for the first quarter of 1998 compared to 1997. Interest expense decreased for the first quarter of 1999 compared to the first quarter of 1998 with a decrease of $118,021 or 5.93% while an increase of $92,213 or 4.86% was reported for 1998 versus 1997. A review of the interest earned on loans, the major source of interest income, reveals a decrease of $300,984 or 8.7% compared to an increase of $153,868 or 4.6% for 1998 compared to 1997. Interest paid on deposits, the major source of interest expense, shows a decrease of 6.24% and an increase of 3.14%, respectively.

   The following paragraphs are comparisons of average balances and the respective average yield. Reference can be made to the tables labeled "Average Balances and Interest Rates" and "Changes in Interest Income and Interest Expense" for a more detailed look at these variances. Keeping in mind that income on tax exempt securities is stated at the tax equivalent yield, the interest figures presented for these securities on these two tables are higher than those presented on the consolidated statement of income.

   The average volume of loans decreased just over $2.7 million or by 1.8%, and the yield on these loans decreased from 9.43% for the first three months of 1998 to 8.78% for the first three months of 1999, a decrease of 65 basis points. Relevantly, income from loans for the first quarter of 1999 decreased to $3.2 million or by 8.7% compared to $3.5 million for the same period in 1998.

   The average volume of taxable investments increased to almost $50 million or by 49.5%, while the yield on these investments for the first three months of 1999 fell by 33 basis points to end the three month comparison period at 5.48% versus 5.81% a year ago. Of this average volume of taxable investments of almost $50 million, approximately $23.7 million are investments classified as available-for-sale, with the remaining $26.3 million classified as held-to-maturity. Income for the first three months increased in 1999 by $195,963 to a reported income figure of $673,578 versus $477,615 a year ago. Included in these figures is the treasury strip for Liberty Savings Bank with an average balance of $1,5 million for the first three months of 1999 and $1.4 million for the same period in 1998, and income of $22,107 for both comparison periods.

   A decrease is noted in the average volume of tax-exempt investments reported at $11.7 million for the first three months of 1998 versus $9.9 million for the same period in 1999, resulting in a decrease of 15.5%. All of these investments are classified as held-to-maturity. Income on these investments followed the average volume pattern decreasing to $169,824 from $213,821 for the first three months of 1999 and 1998, respectively. The tax equivalent yield for the first three months of 1999 decreased 45 basis points to a reported 6.96% compared to 7.41% for the same period in 1998.

   Other securities ended the first quarter in 1999 at an average volume of $1.27 million, resulting in a 1.2% increase compared to the same quarter last year. Of this total almost $1.14 million are equity securities and, under the guidelines, are classified as available-for-sale with the remaining $123 thousand of industrial development bonds classified as held-to-maturity. Income increased slightly for 1999 compared to 1998, with reported figures of $21,169 and $20,625, respectively.

   The Company currently has no investments classified as trading securities, and due to the guidelines of its investment policy, does not intend to carry any of these securities. The yield on treasuries remains above the yield on other short term investments such as federal funds, therefore, the Company continues to invest more in these higher yielding treasuries.

   The average volume of federal funds sold decreased from $3.49 million to $3.47 million for the comparison periods. Interest income on federal funds sold decreased to $32,248, with an average yield of 3.77% for the first quarter of 1999, compared to income of $45,014, with an average yield of 5.23% for the first quarter of 1998, a decrease in income of $12,766, and a decrease in yield of 146 basis points.
   The Bank of Boston sweep account reported an average volume of $2.7 million for the first three months of 1999, compared to $4.8 million a year ago. The average yield decreased from 5.24% on March 31, 1998 to 5.03% on March 31, 1999.

   In total, our average earning assets increased to just under $214 million or by 4.9% during the first three months of 1999, compared to the same period in 1998, while the average yield on those earning assets decreased from 8.47% to 7.72%, respectively.

   An increase of $788,586 is noted in the average volume of savings deposits with reported first quarter ending figures of $30 million for 1998 versus $30.8 million for 1999. Interest expense associated with savings accounts decreased from $203,227 for the first three months of 1998 to $178,421 for the same period in 1999, a decrease of $24,806 or 12.2%.

   An increase of $6.23 million is reported in the average volume of NOW & money market funds, which ended the first three months of 1998 at an average volume of $41.9 million compared to an average volume as of March 31, 1999 of $48.2 million. Included in this volume is community money market accounts, carrying a more favorable rate than other deposit accounts, thereby, either attracting new deposit customers, or causing current customers to switch, and contributing to the increase in average volume by almost $6 million. Interest expense on NOW & money market funds increased to $378,694 with an average yield of 3.19% for the first three months of 1999 compared to $373,573 with an average yield of 3.61% for the first three months of 1998.

   The average volume of time deposits decreased from $98.2 million for the first three months of 1998 to $96 million for the same time period in 1999, a decrease of $2.2 million or 2.2%. Interest expense on time deposits decreased to $1.3 million with an average yield of 5.33% for the first three months of 1999, compared to $1.4 million with an average yield of 5.63% for the same time period in 1998.

   Other borrowed funds increased to an average volume of $4.1 million with an average yield of 4.88%. An increase in volume of $533,333, and a decrease in yield of 50 basis points.

   Repurchase agreements were established during the second half of 1998 in an effort to attract new business customers. As of March 31, 1999 these accounts reported an average volume of $264,485 with an average yield of 4.04%.

   Subordinated debentures continued to decrease in the first quarter of 1999 to end the three month period at an average volume of $20,000 with a yield of 11.15%. As of March 31, 1999, all 9% debentures had been redeemed, and the 11% debentures reported an actual balance of $20,000. The redemption period for the 11% debentures is in the second phase, therefore, redemption activity should start increasing within the next few years. The redemption period refers to the period of time prior to maturity in which the redemption price is greater. The redemption prices and time periods for the 11% debentures are as follows:

	11% Debentures
   August 1, 1998 - July 31, 2000     103%
   August 1, 2000 - July 31, 2002     102%
   August 1, 2002 - July 31, 2004     101%

   In summary, the tax equivalent net interest income decreased from $2.3 million for the first three months of 1998 to $2.24 million for the first three months of 1999, a decrease of just over 3%. The net interest spread as defined on the "Average Balances and Interest Rates" report, was 3.52% for the first three months of 1999, compared to 3.86% for the same period in 1998. The yield on total interest earning assets decreased 75 basis points, while the yield on interest bearing liabilities decreased 41 basis points from 1998 to 1999 creating a decrease of 34 basis points in the net interest spread reported at 3.86% as of March 31, 1998 and 3.52% for March 31, 1999.


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

   The valuation allowance for loan losses of $1.7 million as of March 31, 1999 constitutes 1.17% of the total gross loan portfolio, compared to $1.55 million or 1.04% for the same period in 1998. In management's opinion, this is adequate and reasonable, particularly in view of the fact that as of March 31, 1999, $121 million of the total loan portfolio, or 82.7% consists of real estate mortgage loans. Included in this total of $121 million are $96.4 million, or 66%, of one to four family residential mortgage loans. Figures for the same period a year ago are $122.3 million in real estate mortgage loans, or 81.9%, with a one to four family mortgage loan portfolio of $98.9 million or 66.2%. This large loan volume, together with the low historical loan loss experience helps to support our basis for loan loss coverage. Furthermore, if the eligible loan portfolio base were reduced by the aggregate of the residential mortgage loan sector of the portfolio, the valuation allowance for loan losses of $1.7 million would constitute 3.4% of the eligible loans, compared to 3.1% a year ago. In management's opinion, a loan portfolio consisting of 82.7% in residential and commercial real estate secured mortgage loans is by far more stable and less vulnerable than a portfolio with a higher concentration of unsecured commercial and industrial loans or personal loans.

   In May, 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Company adopted this new rule effective for the 1995 calendar year as required. This statement allows the Company to classify its in-substance foreclosures as loans and disclose them as impaired loans, as long as regulatory guidelines are followed. Loans will generally be valued at the lower of either the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. This new rule was immaterial upon implementation, and continues to have no significant effect on the financial position or results of operation of the Company.

   Non-Performing assets for the Company are made up of three different types of loans, "90 Days or More Past Due", "Other Real Estate Owned" (OREO), and "Non-Accruing Loans". A comparison of these non-performing assets for 1999
and 1998 reveals an increase in all three non-performing portfolios.    Non-
accruing loans increased $207,194 or by 10.7%, loans 90 days or more past due increased $209,639 or by 78%, and OREO increased $25,899, or by 3.5%. The portfolio of non-accruing loans make up the biggest portion of the non-performing assets, and consists of $1.9 million or 89.2% of real estate secured mortgage loans for the first three months of 1999 compared to $1.7 million or 87.2% for the same period last year. Included in the 1999 total for loans past due 90 days or more is a loan carrying a 90% FSA guarantee. This results in a decrease of $106,991, or 22.4% in the total balance of $478,476.

Non-performing assets as of March 31, 1999 and 1998 were made up of the following:
                                                        1999        1998
      Non-Accruing loans                                $2,138,757  $1,931,563
      Loans past due 90 day or more and still accruing     478,476     268,837
      Other real estate owned                              772,834     746,935
         Total                                          $3,390,067  $2,947,335

   These totals of $3.39 million for 1999 and $2.95 million for 1998 equal 2.32% and 1.97% respectively, of total gross loans, as well as 1.5% and 1.4%, respectively of total assets. As of March 31, 1999, our reserve coverage of non-performance loans was 51% versus 53% a year ago.

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

   Our current portfolio of other real estate owned equals $772,834. Ten properties were obtained through the normal foreclosure process, and five properties were deeded "In lieu of foreclosure". All of our properties are located in Vermont and consist of the following; land in Jay; two commercial condominium units and two commercial buildings in Newport; two single family residences in Newport; an apartment building in Orleans and one in Newport Center; land and a commercial building in Island Pond; a single family home in Averill, Glover and Barton, and a vacation home in Barton. The Company is actively attempting to sell all of the other real estate owned, and expects no material loss on any of these properties. Other real estate owned is by definition a non-earning asset, and as such has a negative impact on the Company's earnings.

OTHER OPERATING INCOME AND EXPENSES

   Other operating income for the first quarter of 1999 was $373,472, compared to $296,763 for the first quarter of 1998, and $286,520 for the first quarter of 1997, an increase of $76,709 or 25.9% for 1999 versus 1998, and $10,243 or 3.6% for 1998 versus 1997. Other income reports the biggest increase for both comparison periods, reporting for 1999 versus 1998 an increase of $54,690 or 52.3%, and reporting a moderate $8,316 increase or 8.6% for 1998 versus 1997. Income from sold loans, a component of other income ended the first three months of 1999 at a figure of $23,692 compared to a deficit of $12,490, supporting part of the increase in other income for 1999 versus 1998. Exchange income for the first three months of 1998 was reported at $20,000 compared to $15,000 for the same period in 1997, helping to support that modest increase. Trust department income increased $18,780 or by 61.2% for the first quarter of 1999 versus 1998, with another moderate increase of $2,802 or 10% for 1998 versus 1997. An increase in the trust account portfolio provided healthy income for the first three months of 1999.

   Other operating expenses for the first quarter of 1999 was $1.85 million compared to $1.81 million for 1998, and $1.53 million for 1997 resulting in an increase of 2.1% for 1999 versus 1998, and 18.3% for 1998 versus 1997. Occupancy expense reported the biggest increase of $17,086 or 5.3% for 1999 versus 1998, while other expenses tallied the biggest increase of $127,136 or 27% for the first quarter of 1998 versus 1997. Furniture and equipment depreciation makes up most of the increase in occupancy expense for the first quarter comparisons of 1999 versus 1998. State deposit tax, a component of other expense, has increased substantially over the last two years due to an increase in the percentage base, thereby contributing $32,447 to the overall increase for the first quarter of 1998 versus 1997. Salaries, the largest portion of other operating expenses, reported the next biggest increase of $7,508 or 1.1% for 1999 versus 1998 and $79,023 or 12.6% for the first quarter of 1998 versus 1997.

   All components of other operating expenses are monitored by management, however, a quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the Company. The 1999 accruals are a little under, as the result of timing difference, but 1998 accruals are in line with actual expenses. A review during the first quarter of 1997 revealed over-accruals in various expense accounts. Reversals to a few select accounts helped to decrease the overall operating expenses and increase net income.

APPLICABLE INCOME TAXES

   Income before taxes decreased from $694,916 for the first quarter of 1997 to $521,552 for the first quarter of 1998, and then increased to $554,349 for the first quarter of 1999, a decrease of $173,364 or 25% for 1998 versus 1997, and an increase of $32,797 or 6.3% for 1999 versus 1998. As a result, provisions for income taxes for the first quarter of 1998 decreased $60,955 compared to the same period for 1997, and increased $29,679 for the first quarter of 1999 compared to the first quarter of 1998, ending the first three months of 1999 at $143,552.

EFFECTS OF INFLATION

   Rates of inflation affect the reported financial condition and results of operations of all industries, including the banking industry. The effect of monetary inflation is generally magnified in bank financial and operating statements. As costs and prices rise during periods of monetary inflation, cash and credit demands of individuals and businesses increase, and the purchasing power of net monetary assets declines. The Company depends primarily on a strong net interest income to enable its purchasing power to remain aggressive.

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

   Average earning assets grew by 4.9% in the first three months of 1999 as compared to the same period in 1998 to an average volume of $214.1 million. Loans, which totaled $146.8 million in 1999 and $149.6 million in 1998, comprised 68.6% and 73.3% respectively, of our earning assets with the average volume of loans decreasing $2.7 million or 1.8% in the first three months of 1999, compared to the same period in 1998. On March 31, 1999, residential real estate mortgages made up 66% of our portfolio, commercial loans made up 23% and personal loans made up 11%, compared to 66%, 22%, and 12%, respectively in 1998.

   Taxable investments made up 23.3% of our average earning assets in the first three months of 1999 compared to 16.3% in 1998 to end the period at an average volume of almost $50 million.

   Tax-exempt investments of just under $10 million made up 4.6% of our average earning assets in the first three months of 1999, compared to $11.7 million or 5.7% in 1998.

   Federal funds sold, which had an average volume of $3.47 million, made up 1.6% of our earning assets in the first three months of 1999 and $3.49 million or 1.7% in 1998. The Bank of Boston sweep account ended the three months comparison period at an average volume of $2.7 million for 1999 compared to $4.8 million for 1998, accounting for 1.3% and 2.3%, respectively, of earning assets. And ending the list of earning assets, other securities increased 1.2% making up .59% for the first quarter of 1999 and .61% for the first quarter of 1998.

   Historically, the Company has funded its growth by steady increases in its core deposits. The Company has no brokered deposits as mentioned earlier, nor does it rely on large certificates or other forms of volatile deposits to fund its growth in earning assets. As interest rates decline, there is a shift to savings and money market accounts, as customers await an opportunity to reinvest at higher rates. Conversely as rates increase, funds shift from savings and money market accounts to certificates of deposit to lock in higher yields. Currently, rates on CD's are slightly lower than they were last year at this time, therefore, the anticipated shift to savings and money market accounts is taking place, creating more of an increase in volume in these accounts. Time deposits decreased approximately 2.2% to an average volume of $96 million, accounting for 53.6% of the total interest bearing accounts for the first quarter of 1999, compared to $98.2 million in average volume and 56.5% of total interest bearing accounts for the first quarter of 1998.

   Savings accounts increased 2.6% to an average volume of almost $31 million accounting for 17.2% of the total interest bearing accounts for the first quarter of 1999, compared to an average volume of $30 million and 17.3% of total interest bearing accounts for the first quarter of 1998.

   An increase of 14.9% is noted in NOW and money market funds with an average volume of $48.2 million reported at the end of the first quarter of 1999 compared to approximately $42 million at the end of the first quarter of 1998. These volumes account for 27% and 24% respectively, of the total interest bearing liability accounts.

   Other borrowed funds with an average volume of $4.1 million accounts for 2.3% of total interest bearing liabilities for the first three months of 1999, and $3.5 million or 2%, respectively, for the first three months of 1998. The average volume of repurchase agreements of $264,485 accounts for
 .15% for the first three months of 1999. Subordinated debentures ends the list and makes the least contribution with an average volume of $20,000 comprising .01% of total interest bearing liabilities.

CAPITAL RESOURCES

   The Corporation's stockholders' equity, which started the year at $22,002,059, was increased through earnings of $410,797 and sale of common stock of $230,809 through dividend reinvestment and debenture conversions. It was decreased by dividends of $497,754, purchase of treasury stock of $2,642 and an adjustment of $116,204 for valuation of allowance for securities, to end the first quarter of 1999 at $22,027,065 with a book value of $6.70 per share. All stockholders' equity is unrestricted. Additionally, it is noted that the net unrealized gain on valuation allowance for securities has decreased. A review of this activity shows that as the maturity date of the investments gets closer, the market price becomes favorably better, therefore, material loss is greatly reduced.

   The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively. As of March 31, 1999, the Company continued to maintain ratios far above the minimum requirements with reported ratios of approximately 20% for Tier I and 22% for Total Capital.

   The Corporation intends to continue the Company's policy of maintaining a strong capital resource position to support its asset size and level of operations. Consistent with that policy, management will continue to anticipate the Company's future capital needs.

   From time to time the Corporation may make contributions to the capital of its subsidiaries, Community National Bank and Liberty Savings Bank. At present, regulatory authorities have made no demand on the Corporation to make additional capital contributions to the capital of either Community National Bank or Liberty Savings Bank.

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

   In an effort to correctly assess the effect of Y2K on the financial position of the Company and assess our readiness for Y2K, a Y2K committee was organized which meets on a regular basis to keep executive management and the Board of Directors informed of our progress towards Y2K compliance. The committee has developed strategic, customer awareness, customer risk assessment, test and contingency plans. In accordance with FFEIC guidelines, the Y2K committee has defined five phases in the Y2K project management:

Phase I - Awareness Phase
In this phase we defined the problem and gained executive level commitment. The Y2K committee developed an overall strategy.
     This phase has been completed.

Phase II - Assessment Phase
During this phase, we assessed the size and complexity of the Y2K issues and identified both information technology (IT) and non-IT systems that could be affected by the change. At this time, we also identified mission-critical and non-mission-critical systems.

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

Phase III - Renovation Phase
This phase includes hardware and software upgrades or replacements and other changes.
     No mission-critical hardware or software needed to be replaced. All our software applications are provided by vendors and these applications were already Y2K compliant when we began the renovation phase. We are however replacing several PCs supporting non-mission critical applications. This will be complete by 6/30/99.

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

   The Company does not write any source programming code and is therefore dependent upon external vendors and service providers to alter their programs to become Y2K compliant. We have received certification from our vendors as to their product compliance, however, we tested all mission-critical and non-mission-critical systems identified in Phase II.

We have identified the following timetable for the testing phase:

12/31/98     testing of internal mission-critical systems was completed
03/31/99     testing with service providers for mission-critical systems should be complete
06/30/99     testing of non-mission-critical systems should be complete.

   As of 12/31/98, we had completed the testing of all mission-critical systems and noted only a few minor date formatting errors in loan documentation for which we will receive corrections and will be installed during the second quarter of 1999. These minor errors do not affect any calculations and do not affect our ability to process loans. We began testing of the non-mission-critical systems during the first quarter of 1999 and testing was substantially completed by 3/31/99. At this time, we expect to have all our mission-critical and non-mission-critical systems Y2K compliant by 6/30/99. We do not anticipate any major upgrades to existing systems before year 2000.

     The costs involved in addressing potential problems are not currently expected to have a material impact on the Company's financial position, results of operations, or cash flows in future periods. During 1998, we budgeted $63,750 and actually spent $67,000 for Y2K testing and upgrades. The costs included testing of our contingency site, replacement of 10
PCs not Y2K compliant, and proxy testing of some of our mission-critical systems. We have not calculated the personnel costs relating to Y2K, however, we did not have to hire additional personnel in our Y2K efforts.

   For 1999, we have budgeted $77,000. As of the end of the first quarter, total expenses of $26,810 were reported. Projected expenses include the replacement of additional PCs, PC software upgrades, consulting services, testing, travel and education. Y2K costs are expensed from current earnings.

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

   Our Y2K contingency plan is based on our disaster recovery plan written to respond to a complete core system outage. Our contingency plan also outlines manual processes in the event of individual component failures.

   During the second quarter of 1999, outside consultants will review the feasibility of our contingency plans.

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

   Reports on Form 8-K - None


                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         COMMUNITY BANCORP.

DATED:  May 13, 1999                      By: /s/ Richard C. White
                                          Richard C. White, President

DATED:  May 13, 1999                      By: /s/ Stephen P. Marsh
                                          Stephen P. Marsh,
                                          Vice President & Treasurer