Form 10-Q
period 1999-06-30
COMMUNITY BANCORP /VT
filed 1999-08-11
CIK 718413

CONFORMED COPY

             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                          FORM 10-Q


        Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For Six Months Ended June 30, 1999
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

At August 11, 1999, there were 3,332,143 shares outstanding of the Corporation's common stock.

Total Pages - 24 Page


               PART I.  FINANCIAL INFORMATION

               Item 1.  Financial Statements

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statement of Condition
       ( Unaudited )                     June 30      December 31  June 30
                                         1999         1998         1998

Assets
 Cash and due from banks                    5,178,578    4,896,947    4,664,432
 Federal funds sold and overnight deposits  4,367,936    5,527,141    9,187,903
    Total cash and cash equivalents         9,546,514   20,424,088   13,852,335

 Securities held-to-maturity (fair value
  $35,775,636 at 06/30/99, $30,038,323 at
  12/31/98, and $32,549,812 at 06/30/98)   35,939,979   29,877,851   32,529,187
 Securities available-for-sale             29,311,563   20,590,000   17,151,875
 Restricted equity securities               1,141,650    1,141,650    1,141,650
 Loans                                    150,228,630  148,335,346  151,216,726
  Allowance for loan losses                (1,658,779)  (1,658,967)  (1,656,773)
  Unearned net loan fees                     (856,598)    (848,963)    (856,900)
    Net loans                             147,713,253  145,827,416  148,703,053
 Bank premises and equipment, net           4,386,258    3,010,041    3,162,125
 Accrued interest receivable                1,817,373    1,460,671    1,616,553
 Other real estate owned, net                 732,974      541,903      526,881
 Other assets                               2,131,467    2,177,043    2,049,096
    Total assets                         $232,721,031 $225,050,663 $220,732,755

Liabilities and Stockholders' Equity

Liabilities
 Deposits:
  Demand, non-interest bearing             25,644,783   21,743,065   20,417,677
  NOW and money market accounts            50,124,441   49,939,162   43,607,369
  Savings                                  33,812,638   30,512,230   31,076,430
  Time deposits, $100,000 and over         17,344,831   17,874,124   19,622,020
  Other time deposits                      77,740,288   77,728,713   79,955,239
    Total deposits                       $204,666,981 $197,797,294 $194,678,735

 Borrowed funds                             4,060,000    4,060,000    4,060,000
 Repurchase agreements                        914,951      288,241       31,274
 Accrued interest and other liabilities       958,899      883,069      882,321
 Subordinated convertible debentures           20,000       20,000       51,000
    Total liabilities                    $210,620,831 $203,048,604 $199,703,330

Stockholders' Equity
 Common stock - $2.50 par value;
  6,000,000 shares authorized and 3,340,156
   shares issued at 06/30/99, 3,296,154
   issued at 12/31/98, and 3,249,991 shares
   issued at 06/30/98                       8,350,391    7,851,516    7,741,603
 Additional paid-in capital                10,581,481    8,756,453    8,396,006
 Retained earnings                          3,706,039    5,604,096    5,304,334
 Accumulated other comprehensive income       (89,632)     235,375       32,727
 Less: treasury stock, at cost;
  29,876 shares at 06/30/99, 29,646
   shares at 12/31/98, and 29,636 shares
   at 06/30/98                               (448,079)    (445,381)    (445,245)
    Total stockholders' equity            $22,100,200  $22,002,059  $21,029,425

Total liabilities and
 stockholders' equity                    $232,721,031 $225,050,663 $220,732,755

COMMUNITY BANCORP. AND SUBSIDIARIES
Statements of Income
   ( Unaudited )

For The Second Quarter Ended June 30,       1999        1998        1997

Interest income
 Interest and fees on loans                  3,275,786   3,390,922   3,454,297
 Interest and dividends on investment securities
  U.S. Treasury securities                     585,169     530,696     524,065
  U.S. Government agencies                     139,754      20,660      20,839
  States and political subdivisions            138,058     148,978     143,179
  Dividends                                     19,127      18,840      17,625
 Interest on federal funds sold and
  overnight deposits                            45,386      97,326      11,798
    Total interest income                   $4,203,280  $4,207,422  $4,171,803

Interest expense
 Interest on deposits                        1,832,086   2,001,602   1,865,780
 Interest on borrowed funds                     50,172      49,443      54,837
 Interest on repurchase agreements               6,676         395           0
 Interest on subordinated debentures               550       1,590       3,140
    Total interest expense                  $1,889,484  $2,053,030  $1,923,757

  Net interest income                        2,313,796   2,154,392   2,248,046
  Provision for loan losses                   (150,000)   (160,000)   (105,000)
  Net interest income after provision       $2,163,796  $1,994,392  $2,143,046

Other operating income
 Trust department income                        56,030      35,141      28,527
 Service fees                                  178,513     171,032     176,173
 Security gains (losses)                             0           0           0
 Other                                         215,548     307,600     421,904
    Total other operating income              $450,091    $513,773    $626,604

Other operating expenses
 Salaries and wages                            691,829     700,956     768,276
 Pension and other employee benefits           221,398     177,422     183,159
 Occupancy expenses, net                       305,077     322,297     309,910
 Trust Department Expenses                      16,713      19,399       5,906
 Other                                         593,698     541,167     670,777
    Total other operating expenses          $1,828,715  $1,761,241  $1,938,028

  Income before income taxes                   785,172     746,924     831,622
  Applicable income taxes (credit)             218,683     188,982     219,983
  Net Income                                  $566,489    $557,942    $611,639

Earnings per share on weighted average           $0.17       $0.17       $0.20
Weighted average number of common shares     3,310,283   3,214,624   3,112,793
Used in computing earnings per share
Dividends per share                              $0.16       $0.15       $0.14

Per share data for 1998 and 1997 restated to reflect a 100% stock dividend paid on June 1, 1998, and a 5% stock dividend paid on February 1, 1999.

 COMMUNITY BANCORP. AND SUBSIDIARIES
 Statements of Income
    ( Unaudited )

For the First Six Months Ended June 30,     1999        1998        1997

Interest income
 Interest and fees on loans                  6,453,188   6,869,308   6,778,815
 Interest and dividends on investment securities
  U.S. Treasury securities                   1,130,449     987,892   1,058,564
  U.S. Government agencies                     268,053      41,079      41,566
  States and political subdivisions            251,589     292,161     281,784
  Dividends                                     38,849      37,404      34,803
 Interest on federal funds sold
  and overnight deposits                       111,533     204,028      16,740
    Total interest income                   $8,253,661  $8,431,872  $8,212,272

Interest expense
 Interest on deposits                        3,652,030   3,942,624   3,747,654
 Interest on borrowed funds                     99,072      96,243      67,517
 Interest on repurchase agreements               9,310         395           0
 Interest on subordinated debentures             1,100       3,818       6,423
    Total interest expense                  $3,761,512  $4,043,080  $3,821,594

  Net interest income                        4,492,149   4,388,792   4,390,678
  Provision for loan losses                   (300,000)   (360,000)   (310,000)
  Net interest income after provisions      $4,192,149  $4,028,792  $4,080,678

Other operating income
 Trust department income                       105,509      65,840      56,424
 Service fees                                  343,263     332,543     338,559
 Security gains (losses)                             0           0           0
 Other                                         374,791     412,153     518,142
    Total other operating income               823,563     810,536     913,125

Other operating expenses
 Salaries and wages                          1,407,288   1,408,907   1,397,204
 Pension and other employee benefits           398,450     351,736     316,490
 Occupancy expenses, net                       643,796     643,930     600,479
 Trust Department Expenses                      28,002      27,416      11,754
 Other                                       1,198,654   1,138,864   1,141,338
    Total other operating expenses          $3,676,190  $3,570,853  $3,467,265

  Income before income taxes                 1,339,522   1,268,475   1,526,538
  Applicable income taxes (credit)             362,236     302,855     394,811
  Net Income                                  $977,286    $965,620  $1,131,727

Earnings per share on weighted average           $0.30       $0.30       $0.37
Weighted average number of common shares
Used in computing earnings per share         3,273,034   3,202,155   3,096,724
Book value per share on shares outstanding       $6.68       $6.53       $6.37

Per share data for 1998 and 1997 restated to reflect a 100% stock dividend paid on June 1, 1998, and a 5% stock dividend paid on February 1, 1999.

COMMUNITY BANCORP. AND SUBSIDIARIES
       Statement of Cash Flows
For the First Six Months Ended June 30,    1999          1998      1997

Reconciliation of net income to net cash provided by operating activities:

 Net Income                                    977,286     965,620   1,131,727
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation                                  209,439     201,563     188,341
 Provisions for possible loan losses           300,000     360,000     310,000
 Provisions for deferred income taxes          (12,281)    (65,717)     39,087
 (Gain)loss on sale of loans                   (60,392)    (88,853)     (5,729)
 Securities losses                                   0           0           0
 Loss (gain) on sales of OREO                   (4,587)     (2,112)     (7,729)
 OREO writedowns                                19,590      26,592     129,446
 Amortization of bond premium, net             163,816     (11,304)      9,591
 Proceeds from sales of loans held for sale  7,128,347   3,459,535     658,619
 Originations of loans held for sale        (7,338,986) (4,600,524)   (921,532)
 Increase (decrease) in taxes payable           90,538      66,572    (102,041)
 (Increase) decrease in interest receivable   (356,702)   (156,255)   (101,752)
 Increase in mortgage service rights           (27,648)    (38,174)    (13,593)
 Decrease (Increase) in other assets           253,871     (54,573)   (199,183)
 (Decrease) increase in unamortized loan fees    7,635      (9,689)    (25,323)
 (Decrease) increase in interest payable        (9,667)     (7,847)     15,834
 (Decrease) increase in accrued expenses       (41,436)    (24,182)    (70,879)
 Increase (decrease) in other liabilities       49,587      99,885     (18,195)
   Net cash provided by operating activities 1,348,410     120,537   1,016,689

Cash Flows from investing activities:
 Investments - held to maturity
  Sales and maturities                       9,338,378   7,023,652   2,599,612
  Purchases                                (15,487,110) (5,414,330) (4,437,879)
 Investments - available for sale
  Sales and maturities                               0   2,000,000           0
  Purchases                                 (9,291,211)(11,115,703)          0
 Purchase of restricted equity securities            0     (41,900)    (36,700)
 Investment in limited partnership             (14,130)    (40,312)          0
 Increase in Loans, Net of Payments         (2,315,420)    (92,628) (3,180,460)
 Capital Expenditures                       (1,585,656)    (78,027)   (130,121)
 Recoveries of loans charged off                46,170     127,967      73,585
 Proceeds from sales of OREO                   140,735     425,706     149,838
   Net Cash Used in Investing Activities   (19,168,244) (7,205,575) (4,962,125)

Cash Flows from Financing Activities:
 Net increase in demand deposits, NOW,
  MMA and savings                            7,387,405   4,188,224  (2,344,798)
  Net increase in certificates of deposit     (517,718)  2,910,110    (739,335)
  Net increase (decrease) in short-term
   Borrowings and repurchase agreements        626,710           0           0
  Net increase in borrowed funds                     0           0   3,338,000
  Payments to acquire treasury stock            (2,698)       (108)     (4,822)
  Dividends paid                              (551,439)   (468,463)   (427,862)
   Net cash provided by financing activities 6,942,260   6,629,763    (178,817)
   Net increase in cash and
    cash equivalents                       (10,877,574)   (455,275) (4,124,253)
   Cash and cash equivalents:
    Beginning                               20,424,088  14,307,610   8,245,398
    Ending                                   9,546,514  13,852,335   4,121,145

Supplemental Schedule of Cash Paid During the Year
 Interest paid                               3,770,445   4,050,132   1,907,923
 Income Taxes Paid                             283,980     302,000     457,765

Supplemental Schedule of Noncash Investing and Financing Activities:

 Net change in securities valuation          ($492,436)    ($1,488)   ($20,076)
 OREO acquired in settlements of loans        $346,809    $126,466    $614,108
 Debentures converted to common stock               $0     $53,000     $52,000
 Stock dividends                            $1,851,338  $3,823,576  $1,294,006

 Dividends paid
  Dividends payable                         $1,024,004    $908,153    $817,997
  Dividends reinvested                       ($472,565)  ($439,690)  ($390,135)
                                              $551,439    $468,463    $427,862

                   AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information:
   Average earning assets (including non-accrual loans)
   Average interest bearing liabilities supporting earning assets
   Interest income and interest expense as a rate/yield
                                  For the First Six Months Ended:
                                 1999                          1998
                   Average      Income/   Rate/   Average     Income/    Rate/
                   Balance      Expense   Yield   Balance     Expense    Yield

EARNING ASSETS

 Loans (gross)     148,999,833  6,453,188  8.73%  149,882,090 6,869,309  9.24%
 Taxable Investment
  Securities        50,152,224  1,379,225  5.55%   34,962,181 1,028,971  5.93%
 Tax Exempt Investment
  Securities(1)     10,974,783    376,918  6.93%   12,008,710   436,388  7.33%
 Federal Funds Sold  2,799,862     56,684  4.08%    3,250,000    83,371  5.17%
 Sweep Account       2,205,556     54,849  5.01%    5,558,029   120,657  4.38%
 Other Securities(2) 1,261,210     41,672  6.66%    1,265,026    41,549  6.62%
    TOTAL          216,393,468  8,362,536  7.79%  206,926,036 8,580,245  8.36%

INTEREST BEARING LIABILITIES

 Savings Deposits   31,710,130    366,206  2.33%   30,431,567   413,532  2.74%
 NOW & Money
  Market Funds      49,254,424    784,878  3.21%   42,715,557   774,187  3.65%
 Time Deposits      95,890,866  2,500,946  5.26%   98,535,190 2,753,108  5.63%
 Other Borrowed
  Funds              4,060,000     99,072  4.92%    4,060,000    96,244  4.78%
 Repurchase Agreements 477,205      9,310  3.93%       17,686       395  4.50%
 Subordinated
  Debentures            20,000      1,100 11.09%       78,000     3,818  9.87%
    TOTAL          181,412,625  3,761,512  4.18%  175,838,000 4,041,284  4.63%

Net Interest Income             4,601,024                     4,538,961
Net Interest Spread(3)                     3.61%                         3.73%
Interest Differential(4)                   4.29%                         4.42%

<f01>  Income on investment securities of state and political subdivisions is stated on a fully taxable basis (assuming a 34 percent tax rate).
<f02>  Included in other securities are taxable industrial development bonds
       (VIDA), with income of $2,823 for 1999 and $4,145 for 1998.
<f03>  Net interest Spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
<f04>  Interest differential is net interest income divided by average earning assets.

            CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

        The following table summarizes the variances in income
        for the first six months of 1999 and 1998 resulting from
        volume changes in assets and liabilities and fluctuations
        in rates earned and paid.
                                      Variance      Variance
RATE / VOLUME                         Due to        Due to     Total
                                      Rate(1)       Volume(1)  Variance

INCOME EARNING ASSETS

 Loans                                (377,927)     (38,194)   (416,121)
 Taxable Investment Securities         (96,429)     446,683     350,254
 Tax Exempt Investment Securities(2)   (23,939)     (35,531)    (59,470)
 Federal Funds Sold                    (17,580)      (9,107)    (26,687)
 Sweep Account                          17,481      (83,289)    (65,808)
 Other Securities                          249         (126)        123
    Total Interest Earnings           (498,145)     280,436    (217,709)

INTEREST BEARING LIABILITIES

 Savings Deposits                      (64,698)      17,372     (47,326)
 NOW & Money Market Funds             (107,662)     118,353      10,691
 Time Deposits                        (183,188)     (68,974)   (252,162)
 Other Borrowed Funds                    2,828            0       2,828
 Repurchase Agreements                  (1,339)      10,254       8,915
 Subordinated Debentures                   472       (3,190)     (2,718)
    Total Interest Expense            (353,587)      73,815    (279,772)

<fo1>  Items which have shown a year-to-year increase in volume have variances allocated as follows:
            Variance due to rate = Change in rate x new volume
            Variance due to volume = Change in volume x old rate

       Items which have shown a year-to-year decrease in volume have variances allocated as follows:
            Variance due to rate = Change in rate x old volume
            Variances due to volume = Change in volume x new rate

<f02>  Income on tax exempt securities is stated on a fully taxable basis.
       The assumed rate is 34%.

                       COMMUNITY BANCORP.

PRIMARY EARNINGS PER SHARE
For The Second Quarter Ended June 30,         1999        1998	       1997

Net Income                                     $566,489    $557,942    $611,639
Average Number of Common Shares Outstanding.  3,310,283   3,214,624   3,112,793

Earnings Per Common Share                         $0.17       $0.17       $0.20

For the First Six Months Ended June 30,       1999        1998       1997

Net Income                                     $977,286    $965,620  $1,131,727
Average Number of Common Shares Outstanding.  3,273,034   3,202,155   3,096,724

Earnings Per Common Share                         $0.30       $0.30       $0.37

All 1998 and 1997 per share data restated to reflect 100% stock dividend paid on June 1, 1998, and a 5% stock dividend paid on February 1, 1999.



           GRAPHICS                            GRAPHICS

                            COMMUNITY BANCORP.

FULLY DILUTED EARNINGS PER SHARE
For The Second Quarter Ended June 30,         1999        1998        1997

Net Income                                     $566,489    $557,942    $611,639
Adjustments to Net Income (Assuming Conversion
 of Subordinated Convertible Debentures).           363       1,049       2,072
  Adjusted Net Income                          $566,852    $558,991    $613,711

Average Number of Common Shares Outstanding.  3,310,283   3,214,624   3,112,793
Increase in Shares (Assuming Conversion of
 Subordinated Convertible Debentures).            8,557      22,422      34,852
Average Number of Common Shares Outstanding
     (Fully Diluted).                         3,318,840   3,237,046   3,147,645

Earnings Per Common Share Assuming Full Dilution. $0.17       $0.17       $0.19

For the First Six Months Ended June 30,       1999        1998       1997

Net Income                                     $977,286    $965,620  $1,131,727
Adjustments to Net Income (Assuming Conversion
 of Subordinated Convertible Debentures).           726       2,520       4,239
Adjusted Net Income                            $978,012    $968,140  $1,135,966

Average Number of Common Shares Outstanding.  3,273,034   3,202,155   3,096,724
Increase in Shares (Assuming Conversion of
 Subordinated Convertible Debentures).            8,557      24,404      38,961
Average Number of Common Shares Outstanding
    (Fully Diluted).                          3,281,591   3,226,559   3,135,685

Earnings Per Common Share Assuming Full Dilution. $0.30       $0.30       $0.36

All 1998 and 1997 per share data restated to reflect 100% stock dividend paid on June 1, 1998, and a 5% stock dividend paid on February 1, 1999.


               GRAPHICS                        GRAPHICS



                              PART I.

                              Item 2

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   THE RESULTS OF OPERATIONS

             For the Six Months Ended June 30, 1999


    Community Bancorp. ("the Company")is a bank holding company whose subsidiaries include Community National Bank and Liberty Savings Bank. Community National Bank ("the Bank") is a full service institution operating in the state of Vermont. The Bank has seven offices, five of which are located in Orleans County, one in Essex County, and one in Caledonia County. Liberty Savings Bank ("Liberty") is a New Hampshire guaranty savings bank acquired by Community Bancorp. on December 31, 1997. Currently this bank is inactive and does not have any offices or deposit taking authority, and shares the mailing address of Community Bancorp. Once a suitable location is identified, it is anticipated that Liberty will initially operate as a lending facility, and may expand in the future into a full service financial institution. Management is working with the board of directors to find a suitable location in the northern part of New Hampshire for this endeavor. Community National Bank has a small customer base in the state of New Hampshire and hopes to broaden its base through Liberty Savings Bank.
Most of the Bancorp's business is conducted through the Bank, therefore, the following narrative is based primarily on this Bank's operations.
The Balance Sheet and Statements of Income preceding this section are consolidated figures for Community Bancorp. and subsidiaries ("the Company"), and can be used in conjunction with the other reports following them to provide a more detailed comparison of the information disclosed in the following narrative.

OVERVIEW

    Net income for the second quarter ended June 30, 1999 was $566,489, representing an increase of 1.5% and a
                                  decrease of 7.4%, respectively, over
                                  the net income figures of $557,942 for
        GRAPHICS                  the second quarter ended June 30, 1998,
                                  and $611,639 for the same period in
                                  1997.  The results of this are earnings
                                  per share of $0.17 for the second quarters
of 1999 and 1998 and $0.20 for the
second quarter of 1997.  The
Company declared a cash dividend
of $0.16 per share payable May 1,                 GRAPHICS
1999 to shareholders of record as
of April 15, 1999.  A two-for-one
stock split was declared in 1998,
to be accomplished by a 100% stock dividend, payable June 1, 1998, to shareholders of record as of May 15, 1998. This transaction was contingent upon the approval by the Company's shareholders of a proposal to increase the number of shares the Company may issue. This proposal was voted on and passed at the annual shareholders meeting held May 5, 1998. As a result of the stock split, all per share data has been restated for all periods in 1997 and for the first six months of 1998. Net income for the first six months of 1999 was $977,286 compared to $965,620 for the first six months of 1998, and $1.13 million for the first six months of 1997, representing an increase of 1.2% for 1999 versus 1998, and a decrease of 13.7% for 1999 versus 1997. Earnings per share for the first six months were $0.30 for 1999 and 1998 and $0.37 for 1997. The second quarter of 1999 was slightly better than 1998, but not as profitable as 1997 due in part to a decrease in other income, a component of other operating income. Net income for the six months comparison periods followed the same trend as the second quarter comparison periods with other income again accounting for the biggest decrease in other operating income. A substantial gain on the sale of an OREO property in 1997 was a major factor in the decrease in other income for 1999 versus
1997.

    Net interest income, the difference between interest income and expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, rate sensitivity of earning assets as well as interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets.

    Net interest income for the second quarter comparison period started at $2.25 million for 1997 and decreased to $2.15 million for 1998, and then increased to $2.3 million for 1999, resulting in a decrease of 4.2% for 1998 versus 1997, and an increase of 7.4% for 1999 versus 1998. Total interest income for the second quarter of 1999 decreased slightly compared to 1998, with a decrease of $4,142 or .10%, while an increase of $31,477 or .75% is noted for the second quarter of 1999 compared to 1997. Interest expense decreased for the second quarter of 1999 compared to the second quarter of 1998 by $163,546 or just under 8% and a decrease of $34,273 or 1.8% was
recognized for 1999 versus 1997.   Net interest income for the first six
months started at $4.4 million for 1997, and decreased to $4.39 million at the end of the first six months of 1998, and then increased $103,357 or 2.4% to end the first six months of 1999 at $4.5 million. Total interest income for the first six months increased $219,600 or 2.7% for 1998 versus 1997, while a decrease of $178,211 or 2.1% is noted for 1999 versus 1998. Total interest expense increased $221,486 or 5.8% for the first six months of 1998 compared to 1997 while a decrease of $281,568 or 7% is noted for the first six months of 1999 versus 1998. A review of the six month figures for interest earned on loans, the major source of interest income, reveals an increase of 1.3% for 1998 compared to 1997, and a decrease of 6.1% for 1999 compared to 1998. In comparison, interest paid on deposits, the major source of interest expense, shows an increase of 5.2%, and a decrease of 7.4%, respectively. As the loan portfolio matures or reprices, decreases are noted in the rates for these earning assets. Interest bearing deposit accounts are also repricing at a lower rate creating less expense on these liabilities. The result is a tax equivalent spread for the first six months equaling 3.6% for 1999 versus 3.7% for 1998 and 4% for 1997.

CHANGES IN FINANCIAL CONDITION

    The Company had total assets of $233 million at June 30, 1999 and $225 million at December 31, 1998. Average earning assets were $216 million for the first six months ended June 30, 1999, including average loans of $149 million and average investment securities of $62 million. Average earning assets were $209 million for the year ended December 31, 1998 including average loans of $148 million and average investment securities of $53 million.

    The Company attributes the desire to increase the investment portfolio of available for sale securities for the substantial increase in average investment securities. Taxable investments, which include available for sale securities increased from an average volume of $38.8 million as of year end 1998 to just over $50 million as of the end of the first six months of 1999, an increase of approximately $11.2 million or 29.3%. Available for sale securities totaled $26.3 million and $16.2 million, respectively, as of June 30, 1999 and December 31, 1998, accounting for most of the $11.2 million increase.

    Average interest bearing liabilities at June 30, 1999 were $181 million, with average time deposits reported totaling $96 million and NOW & money market funds of $49 million. At December 31, 1998, average interest bearing liabilities of $178 million were reported including average time deposits of $98 million and NOW & money market funds at an average volume of $45 million.

    Repurchase agreements have experienced a steady increase starting at an average volume of $93 thousand at December 31, 1998, and increasing $384 thousand to end at a six month average balance of $477,205. These accounts were introduced during the 1998 calendar year and have been successful in attracting new business customers, and retaining current business customers.

RISK MANAGEMENT

Liquidity Risk - Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Our time deposits greater than $100,000 decreased $529,293 or 3% to end the first six months of 1999 at a volume of $17.3 million compared to $17.9 million at the end of the 1998 calendar year. Other time deposits increased slightly from December 31, 1998 to June 30, 1999. A review of these deposits, primarily the time deposits over $100,000 indicates that they are primarily generated locally and regionally and are established customers of the Company. The Company has no brokered deposits. Savings accounts increased $3.3 million to end the first six months of 1999 at $33.8 million compared to $30.5 million as of the end 1998. Unfavorable rates on time deposit generated a stronger demand for savings accounts as customers wait for more favorable rates on these funds. Our gross loan portfolio increased 1.3% from $148.3 million at the end of 1998 to $150.2 million at the end of the first six months of 1999. More fixed rate "in-house" loans were generated this year in an effort to increase our loan portfolio.
Federal funds sold and overnight deposits decreased dramatically to end the first six months of 1999 at $4.4 million compared to $15.5 million as of the end of the 1998 calendar year. An increase in the Company's investment portfolio is a direct result of this decrease. As of the end of the first six months of 1999, the Company held in it's investment portfolio treasuries classified as "Available for Sale" at a market price of $29.3 million, compared to just over $20 million as of December 31, 1998, an increase of $8.7 million or 42.4%. Treasuries classified as "Held to Maturity" ended the first six months of 1999 at a balance of $35.9 million compared to $29.9 million as of the end of the 1998 calendar year. Both of these types of investments mature at monthly intervals as shown on the gap report at the end of this section. Securities classified as "Restricted Equity Securities" are made up of equity securities the Company is require to maintain in the form Federal Home Loan Bank of Boston (FHLB) and Federal Reserve stock. These securities remain at a balance totaling $1.14 million as of June 30, 1999. The Company currently has an advance of just over $4 million against an available line of $96.4 million, with an additional $2 million and $4.1 million, respectively, at First Boston and FHLB.

Credit Risk - Management follows strict underwriting guidelines, and has established a thorough loan-by-loan review policy. These measures help to insure the adequacy of the loan loss coverage. An ongoing review of the loan portfolio is conducted by the Executive Officers and the Board of Directors, which meets to discuss, among other matters, potential exposures. Factors considered are each borrower's financial condition, the industry or sector for the economy in which the borrower operates, and overall economic conditions. Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency.
A variety of loans are reviewed periodically by an independent firm in order to assure accuracy and compliance with various policies and procedures set by the regulatory authorities. The Company also employs a Credit Administration Officer whose duties include, among others, a review of the loan portfolio including delinquent and non-performing loans.

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

Allowance for loan losses and provisions - The valuation allowance for loan losses remained at $1.66 million as of June 30, 1999 composing 1.1% of the total gross loan portfolio. A primary concern of management is to reduce the exposure of credit loss within the portfolio. The Company maintains a residential loan portfolio of approximately $98.6 million and a commercial real estate portfolio of approximately $24.5 million accounting for 65.6% and 16.3%, respectively, of the total loan portfolio. This large loan volume together with the low historical loan loss experience help to support our basis for loan loss coverage.

Non-Performing assets for the company are made up of three different types of loans, "90 Days or More Past Due", "Other Real Estate Owned" (OREO), and "Non-Accruing Loans". A comparison of these non-performing assets reveals a decrease in non-accruing loans of $681,683 or 29%, and an increase of $191,071 or 35.3% in our OREO portfolio as well as an increase in loans 90 days or more past due of $274,503 or 68.4%. The portfolio of non-accruing loans makes up the biggest portion of the non-performing assets and consists of $1.44 million or 86.4% of real estate secured mortgage loans for the first six months of 1999, thereby reducing our exposure to loss.

    Non-performing assets as of June 30, 1999 and December 31, 1998 were as follows:
                                                     06/30/1999  12/31/1998

    Non-Accruing loans                               $1,671,940  $2,353,623
    Loans past due 90 day or more and still accruing    675,804     401,301
    Other real estate owned                             732,974     541,903
    Total                                            $3,080,718  $3,296,827

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

Market Risk and Asset and Liability Management - Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company attempts to structure its balance sheet to maximize net interest income while controlling its exposure to interest rate risk. The Company's Asset/Liability Committee formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, and various business strategies. The Asset/Liability Committee's methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the entire balance sheet, and a simulation analysis which calculates projected net interest income based on alternative balance sheet and interest rate scenarios, including "rate shock" scenarios involving immediate substantial increases or decreases in market rates of interest.

Interest Rate Sensitivity "Gap" Analysis - An interest rate sensitivity "gap" is defined as the difference between the interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market interest rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

   The following tables set forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 1999, and December 31, 1998. The Company prepares its interest rate sensitivity "gap" analysis by scheduling assets and liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual term of the assets and liabilities, except that:

* Adjustable-rate loans and certificates of deposit are included in the period when they are first scheduled to adjust and not in the period in which they mature;
* Fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments;
   and
* NOW, money markets, and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies by the Company of the sensitivity of each such category of deposit to changes in interest rates.

   Management believes that these assumptions approximate actual experience and considers them reasonable. However, the interest rate sensitivity of the Company's assets and liabilities in the tables could vary substantially if different assumptions were used or actual experience differs from the historical experiences on which the assumptions are based.

                                  GAP ANALYSYS
                      Community Bancorp. & Subsidiaries
                                 June 30, 1999
                         Cumulative repriced within:

Dollars in thousands, 3 Months   4 to 12   1 to 3   3 to 5   Over 5
by repricing date	    or less    Months    Years    Years    Years     Total

Interest sensitive assets:
 Federal funds sold     1,500          0         0        0        0     1,500
 Overnight deposits     2,868          0         0        0        0     2,868
 Investments -
  Available for Sale(1)     0      3,018    20,243    6,051        0    29,312
  Held to Maturity      6,329     11,371    12,777    3,558    1,905    35,940
  Restricted equity
   securities               0          0         0        0    1,142     1,142
 Loans(2)              22,863     53,349    43,331    6,764   22,249   148,556
Total interest sensitive
 assets                33,560     67,738    76,351   16,373   25,296   219,318

Interest sensitive liabilities:
 Certificates of
  deposit              20,118     56,946    16,373    1,648        0    95,085
 Money markets         33,004          0         0        0        0    33,004
 Regular savings        2,705          0         0        0   31,108    33,813
 Now accounts               0          0         0        0   17,120    17,120
 Borrowed funds             0          5         0       15    4,040     4,060
 Repurchase agreements    915          0         0        0        0       915
 Subordinated debentures    0          0         0        0       20        20
Total interest sensitive
 Liabilities           56,742     56,951    16,373    1,663   52,288   184,017

Net interest rate
 sensitivity gap      (23,182)    10,787    59,978   14,710  (26,992)
Cumulative net interest
 rate sensitivity gap (23,182)   (12,395)   47,583   62,293   35,301
Cumulative net interest
 rate sensitivity gap
 as a percentage of
 total assets           -9.96%     -5.33%   20.45%   26.77%   15.17%
Cumulative interest
 Sensitivity gap as a
 percentage of total
 interest-earning
  assets               -10.57%     -5.65%   21.70%   28.40%   16.10%
Cumulative interest
 earning assets as a
 percentage of cumulative
 interest-bearing
 liabilities            59.14%     89.10%  136.58%  147.29%  119.18%

<f01> Investments available for sale with a fair value of $29,447,369 may be sold by the Company at any time.
<f02> Loan totals exclude non-accruing loans amounting to $1,671,940.

                                  GAP ANALYSYS
                       Community Bancorp. & Subsidiaries
                               December 31, 1998
                          Cumulative repriced within:
Dollars in thousands,  3 Months  4 to 12   1 to 3   3 to 5   Over 5
by repricing date      or less   Months    Years    Years    Years     Total

Interest sensitive assets:
 Federal funds sold     7,025          0         0        0        0     7,025
 Overnight deposits     8,502          0         0        0        0     8,502
 Investments -
  Available for Sale(1)     0          0    19,546    1,044        0    20,590
  Held to Maturity      5,860     15,246     4,068    1,482    1,741    28,397
 Restricted equity
  Securities                0          0         0        0    1,142     1,142
 Loans(2)              22,240     56,570    46,124    6,146   14,901   145,981
Total interest sensitive
 Assets                43,627     71,816    69,738    8,672   17,784   211,637

Interest sensitive liabilities:
 Certificates of
  Deposit              18,044     62,790    13,486    1,283        0    95,603
 Money markets         30,817          0         0        0        0    30,817
 Regular savings        2,512          0         0        0   28,000    30,512
 Now accounts               0          0         0        0   19,122    19,122
 Borrowed funds             0          5         0       15    4,040     4,060
 Repurchase agreements    288          0         0        0        0       288
 Subordinated debentures    0          0         0        0       20        20
Total interest sensitive
 Liabilities           51,661     62,795    13,486    1,298   51,182   180,422

Net interest rate
 sensitivity gap       (8,034)     9,021    56,252    7,374  (33,398)
Cumulative net interest
 rate sensitivity gap  (8,034)       987    57,239   64,613   31,215
Cumulative net interest
 rate sensitivity gap
 as a percentage of
 total assets           -3.57%     0.44%    25.43%   28.71%    13.87%
Cumulative interest
 sensitivity gap as a
 percentage of total
 interest-earning
 assets                 -3.80%     0.47%    27.05%   30.53%    14.75%
Cumulative interest
 earning assets as a
 percentage of cumulative
 interest-bearing
 liabilities            84.45%   100.86%   144.74%  149.99%   117.30%

<f01> Investments available for sale with a fair value of $20,233,371 may be sold by the Company at any time.
<f02> Loan totals exclude non-accruing loans amounting to $2,353,623.

OTHER OPERATING INCOME AND EXPENSES

    Total other operating income for the second quarter of 1999 was $450,091 compared to $513,773 for the second quarter of 1998 and $626,604 for the second quarter of 1997, a decrease of $63,682 or 12.4% for 1999 versus 1998 and $112,831 or 18% for 1998 versus 1997. Other income reports the only decrease for both 1999 versus 1998 and 1998 versus 1997 at a reported $92,052 and $114,304, respectively. Income from sold loans for the second quarter of 1999 was $36,700 compared to $101,344 for the same quarter in 1998, contributing to the decrease in other income for 1999 versus 1998. A gain from the sale of inventory associated with an OREO property was recognized during the second quarter of 1997, contributing immensely to the decrease for 1998 versus 1997. Total other operating income for the first six months of 1999 ended at $823,563 compared to $810,536 for the same period in 1998 and $913,125 for the same period in 1997. The results are an increase of $13,027 or 1.6% for 1999 versus
1998, and a decrease of $102,589 or 11.2% for 1998 versus 1997. Other income recognized the biggest decrease reported at $37,362 or 9.1% for 1999 versus 1998 and $105,989 or 20.5% for 1998 versus 1997. Income generated through our trust department continues to grow each year with an increase of $39,669 or 60.3% for the first six months of 1999 versus the first six months of 1998.

    Total other operating expenses followed a different path for the second quarter comparisons with figures of $1.8 million for 1999, an increase of $67,474 over the 1998 figure of $1.76 million which decreased $176,787 over the 1997 figure of $1.94 million. Expenses associated with the Company's non-performing assets were higher for the second quarter of 1999 compared to the same quarter in 1998, contributing $31,299 to the increase in other expenses for this comparison period. A write-down of $119,000 on an OREO property during the second quarter of 1997 took most of the responsibility for the decrease in other expense for 1998 compared to 1997. Total other operating expense for the six month comparison periods increased from $3.5 million for 1997 to $3.6 million for 1998, and then increased to $3.7 million for 1999, resulting in increases of 3% for each of the comparison periods. Expenses of $61,500 on non-accrual loans for the first six months of 1999 supported the increase in other income for the 1999 versus 1998 period, while occupancy expenses reported an increase of $43,451, or 7.24% helping to support the overall increase for 1998 versus 1997. An increase in the expense for depreciation and taxes on bank property was a primary reason for this increase.

    All components of other operating expenses are monitored by management, however, a quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the Company.

APPLICABLE INCOME TAXES

    Income before taxes decreased from $831,622 for the second quarter of 1997 to $746,924 for the second quarter of 1998, and then increased to $785,172 for the second quarter of 1999, a decrease of $84,698 or 10.2%
for 1998 versus 1997 and an increase of $38,248 or just over 5% for 1999 versus 1998. As a result, provisions for income taxes decreased $31,001 for the second quarter of 1998 compared to the second quarter of 1997 and increased $29,701 or 15.7% for the 1999 versus 1998 comparison period ending the second quarter period of 1999 at $218,683. Income before taxes for the first six months decreased from $1.53 million for 1997 to $1.27 million for 1998 and then increased to $1.34 million as of June 30, 1999, with income taxes calculated at $394,811, $302,855, and $362,236, respectively.

EFFECTS OF INFLATION

	Rates of inflation affect the reported financial condition and results of operations of all industries, including the banking industry. The effect of monetary inflation is generally magnified in bank financial and operating statements. As costs and prices rise during periods of monetary inflation, cash and credit demands of individuals and businesses increase, and the purchasing power of net monetary assets declines. The Company depends primarily on a strong net interest income to enable their purchasing power to remain aggressive.

CAPITAL RESOURCES

    The Company's stockholders' equity, which started the year at $22,002,059, was increased through earnings of $977,286 and sales of common stock of $472,564 through dividend reinvestment and debenture conversions. It was decreased by dividends of $1,024,004, purchase of treasury stock of $2,698 and adjustment of $325,007 for valuation of allowance for securities to end the first six months of 1999 at $22,100,200 with a book value of $6.68 per share. All stockholders' equity is unrestricted. Additionally, it is noted that the net unrealized gain on valuation allowance for securities has decreased since the beginning of the year. A review of this activity shows that as the maturity date of the investments gets closer, the market price becomes favorably better, therefore, material loss is greatly reduced.

    The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively. As of June 30, 1999, the Company continued to maintain ratios far above the minimum requirements with reported ratios of approximately 20% for Tier I and 21% for Total Capital.

    The Company intends to continue maintaining a strong capital resource position to support its asset size and level of operations. Consistent with that policy, management will continue to anticipate the Company's future capital needs.

	From time to time the Company may make contributions to the capital of its subsidiaries, Community National Bank and Liberty Savings Bank. At present, regulatory authorities have made no demand on the Company to make additional capital contributions to either Bank's capital.


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

Phase III - Renovation Phase
This phase includes hardware and software upgrades or replacements and other changes.
  No mission-critical hardware or software needed to be replaced. All our software applications are provided by vendors and these applications were already Y2K compliant when we began the renovation phase. We are however replacing several PCs supporting non-mission critical applications. This phase has been completed.

Phase IV - Validation Phase
This is the testing phase. During this phase, the systems identified in Phase II (Assessment) are tested for Y2K compliance. Systems that were deemed mission-critical were tested first. We have now started testing the remaining systems.
  All mission-critical systems were tested by 12/31/98 and were in compliance. Non-mission-critical systems were tested by 6/30/99 and were in compliance.

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

We have identified the following timetable for the testing phase:

12/31/98    testing of internal mission-critical systems was completed
03/31/99    testing with service providers for mission-critical systems was completed
06/30/99    testing of non-mission-critical systems was completed.

    As of 12/31/98, we had completed the testing of all mission-critical systems and noted only a few minor date formatting errors in loan documentation for which we received corrections and was installed during the second quarter of 1999. These minor errors do not affect any calculations and do not affect our ability to process loans. We began testing of the non-mission-critical systems during the first quarter of 1999 and testing was substantially completed by 3/31/99. All our mission-critical and non-mission-critical systems were deemed Y2K compliant by 6/30/99. We do not anticipate any major upgrades to existing systems before year 2000.

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

    For 1999, we have budgeted $77,000. As of the end of the second quarter of 1999, total expenses of approximately $61,000 were reported. Projected expenses include the replacement of additional PCs, PC software upgrades, consulting services, testing, travel and education. Y2K costs are expensed from current earnings.

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

    During the second quarter of 1999, outside consultants reviewed the feasibility of our contingency plans. This review did not constitute a 3rd party review as outlined by the FFIEC guidelines. After reviewing our plan, they made recommendations that, if implemented, would further enhance our Business Resumption Contingency Plan (BRCP).

    The 3rd party review as outlined by the FFIEC guidelines was performed by an officer of Community National Bank who was not involved with developing the plan.


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


Item 4

Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders of Community Bancorp. on May 4, 1999:


1. To elect three directors to serve until the Annual Meeting of Shareholders in 2002;

2. To ratify the selection of the independent public accounting firm of A.M. Peisch & Company as the Corporation's external auditors for the fiscal year ending December 31, 1999;

The results are as follows:

                                                      AUTHORITY
                                                      WITHHELD/     BROKER
MATTER                  FOR              AGAINST      ABSTAIN       NON-VOTE

Election of Directors:
 Thomas E. Adams        2,531,556.3744       57.7802  1,528.7469    -0-
 Jacques R. Couture     2,515,668.4305   15,945.7241  1,528.7469    -0-
 Richard C. White       2,531,614.1546           -0-  1,528.7469    -0-

Selection of Auditors
 A.M. Peisch & Company  2,520,066.9038    1,509.8240 11,566.1737    -0-

Item 5

Other Information

    NONE

Item 6

Exhibits and Reports on Form 8-K

    NONE

                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        COMMUNITY BANCORP.

DATED:  August 10, 1999                   By: /s/ Richard C. White
                                          Richard C. White, President

DATED:  August 10, 1999                   By: /s/ Stephen P. Marsh
                                          Stephen P. Marsh,
                                          Vice President & Treasurer