Form 10-Q
period 1999-09-30
COMMUNITY BANCORP /VT
filed 1999-11-12
CIK 718413

CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                   For Nine Months Ended September 30, 1999
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

At November 4, 1999 there were 3,358,507 shares outstanding of the Corporation's common stock.

Total Pages - 24 Page

                     PART I.  FINANCIAL INFORMATION

                     Item 1.  Financial Statements

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statement of Condition
      ( Unaudited )                   September 30  December 31   September 30
                                      1999          1998          1998

Assets
 Cash and due from banks                 6,347,127     4,896,947     4,862,928
 Federal funds sold and
  overnight deposits                     5,078,454    15,527,141     3,574,757
    Total cash and cash equivalents     11,425,581    20,424,088     8,437,685
 Securities held-to-maturity (fair
  value $36,875,241 at 09/30/99,
  $30,038,323 at 12/31/98, and
  $38,708,948 at 09/30/98)              37,137,179    29,877,851    38,465,409
 Securities available-for-sale          29,260,313    20,590,000    20,714,375
 Restricted equity securities            1,141,650     1,141,650     1,141,650
 Loans                                 151,781,718   148,335,346   150,599,826
  Allowance for loan losses             (1,714,364)   (1,658,967)   (1,652,776
  Unearned net loan fees                  (885,233)     (848,963)     (856,840)
    Net loans                          149,182,121   145,827,416   148,090,210
 Bank premises and equipment, net        4,327,535     3,010,041     3,064,566
 Accrued interest receivable             1,922,636     1,460,671     1,730,111
 Other real estate owned, net              651,655       541,903       592,114
 Other assets                            2,214,908     2,177,043     2,002,537

    Total assets                      $237,263,578  $225,050,663  $224,238,657

Liabilities and Stockholders' Equity

Liabilities
 Deposits:
  Demand, non-interest bearing          24,955,211    21,743,065    22,273,432
  NOW and money market accounts         54,785,715    49,939,162    44,774,125
  Savings                               34,403,769    30,512,230    31,525,967
  Time deposits, $100,000 and over      16,952,292    17,874,124    19,191,274
  Other time deposits                   77,220,033    77,728,713    79,709,528
    Total deposits                    $208,317,020  $197,797,294  $197,474,326

 Borrowed funds                          4,060,000     4,060,000     4,060,000
 Repurchase agreements                   1,459,358       288,241        78,320
 Accrued interest and other liabilities    996,711       883,069       918,510
 Subordinated convertible debentures        20,000        20,000        20,000
    Total liabilities                 $214,853,089  $203,048,604  $202,551,156

Stockholders' Equity
 Common stock - $2.50 par value;
  6,000,000 shares authorized and
  3,362,022 shares issued at 09/30/99,
  3,296,154 issued at 12/31/98, and
  3,278,036 issued at 09/30/98           8,405,054     7,851,516     7,808,378
  Additional paid-in capital            10,766,836     8,756,453     8,584,444
  Retained earnings                      3,780,301     5,604,096     5,405,536
  Accumulated other comprehensive income   (93,490)      235,375       334,477

 Less: treasury stock, at cost;
  29,886 shares at 09/30/99, 29,646
  shares at 12/31/98, and 29,643 shares
  at 09/30/98                             (448,212)     (445,381)     (445,334)
    Total stockholders' equity         $22,410,489   $22,002,059   $21,687,501

    Total liabilities and
     stockholders' equity             $237,263,578  $225,050,663  $224,238,657

COMMUNITY BANCORP. AND SUBSIDIARIES
Statements of Income
    ( Unaudited )
For The Third Quarter Ended September 30,  1999        1998        1997

Interest income
 Interest and fees on loans                 3,294,974   3,483,609   3,504,235
 Interest and dividends on investment securities
  U.S. Treasury securities                    554,450     537,196     509,578
  U.S. Government agencies                    133,946      42,301      21,192
  States and political subdivisions           196,180     170,690     173,647
  Dividends                                    20,556      18,162      17,921
 Interest on federal funds sold and
  overnight deposits                           47,549      72,490      26,250
    Total interest income                  $4,247,655  $4,324,448  $4,252,823

Interest expense
 Interest on deposits                       1,831,568   1,992,663   1,894,888
 Interest on borrowed funds                    51,495      51,124     101,016
 Interest on repurchase agreements             13,647         929           0
 Interest on subordinated debentures              550         229       2,584
    Total interest expenses                $1,897,260  $2,044,945  $1,998,488

  Net interest income                       2,350,395   2,279,503   2,254,335
  Provision for loan losses                  (115,000)   (150,000)   (215,000)
  Net interest income after provision      $2,235,395  $2,129,503  $2,039,335

Other operating income
 Trust department income                       62,054      43,486      29,028
 Service fees                                 176,797     170,762     181,434
 Security gains (losses)                            0           0           0
 Other                                        165,765     167,946     141,124
    Total other operating income             $404,616    $382,194    $351,586

Other operating expenses
 Salaries and wages                           724,113     708,689     728,382
 Pension and other employee benefits          205,874     192,326     203,274
 Occupancy expenses, net                      280,158     323,744     332,987
 Trust Department Expenses                     13,080       9,389      11,043
 Other                                        603,047     533,566     539,341
    Total other operating expenses         $1,826,272  $1,767,714  $1,815,027

  Income before income taxes                  813,739     743,983     575,894
  Applicable income taxes (credit)            209,833     181,844     124,725

    Net Income                               $603,906    $562,139    $451,169

Earnings per share on weighted average          $0.18       $0.17       $0.14
Weighted average number of common shares
 Used in computing earnings per share       3,332,139   3,247,388   3,141,331

Dividends per share                             $0.16       $0.15       $0.14

Per share data for 1998 and 1997 restated to reflect a 100% stock dividend paid on June 1, 1998, and a 5% stock dividend paid on February 1, 1999.

COMMUNITY BANCORP. AND SUBSIDIARIES
Statements of Income
     ( Unaudited )
For the Nine Months Ended September 30,    1999        1998        1997

Interest income
 Interest and fees on loans                  9,748,162  10,352,917  10,283,050
 Interest and dividends on investment securities
  U.S. Treasury securities                   1,684,898   1,525,088   1,568,142
  U.S. Government agencies                     401,999      83,380      62,758
  States and political subdivisions            447,769     462,851     455,431
  Dividends                                     59,405      55,566      52,724
 Interest on federal funds sold and
  overnight deposits                           159,082     276,518      42,990
    Total interest income                  $12,501,315 $12,756,320 $12,465,095

 Interest expense
  Interest on deposits                       5,483,598   5,933,489   5,642,542
  Interest on borrowed funds                   150,567     147,367     168,533
  Interest on repurchase agreements             22,957       3,122           0
  Interest on subordinated debentures            1,650       4,047       9,007
    Total interest expense                  $5,658,772  $6,088,025  $5,820,082

   Net interest income                       6,842,543   6,668,295   6,645,013
   Provision for loan losses                  (415,000)   (510,000)   (525,000)
   Net interest income after provision      $6,427,543  $6,158,295  $6,120,013

Other operating income
 Trust department income                       167,563     109,326      85,452
 Service fees                                  520,060     503,305     519,993
 Security gains (losses)                             0           0           0
 Other                                         540,556     580,099     659,266
    Total other operating income             1,228,179   1,192,730   1,264,711

Other operating expenses
 Salaries and wages                          2,131,401   2,117,596   2,125,586
 Pension and other employee benefits           604,324     544,062     519,764
 Occupancy expenses, net                       923,954     967,674     933,466
 Trust Department Expenses                      41,082      36,805      22,797
 Other                                       1,801,701   1,672,431   1,680,679
    Total other operating expenses          $5,502,462  $5,338,568  $5,282,292

  Income before income taxes                 2,153,260   2,012,457   2,102,432
  Applicable income taxes (credit)             572,069     484,698     519,536

    Net Income                              $1,581,191  $1,527,759  $1,582,896

Earnings per share on weighted average           $0.48       $0.48       $0.51
Weighted average number of common shares
 Used in computing earnings per share        3,292,879   3,217,343   3,111,702

Book value per share on shares outstanding       $6.73       $6.68       $6.40

Per share data for 1998 and 1997 restated to reflect a 100% stock dividend paid on June 1, 1998, and a 5% stock dividend paid on February 1, 1999.

COMMUNITY BANCORP. AND SUBSIDIARIES
      Statement of Cash Flows
For the Nine Months Ended September 30,  1999         1998         1997

Reconciliation of net income to net cash provided by operating activities:

 Net Income                                1,581,191    1,527,759    1,582,896
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation                                304,786      303,012      299,171
 Provisions for possible loan losses         415,000      510,000      525,000
 Provisions for deferred income taxes        (30,150)     (70,245)      52,121
 (Gain) loss on sale of loans                (89,534)    (118,886)     (17,701)
 Securities losses                                 0            0            0
 Loss (gain) on sales of OREO                  6,244       (2,712)      (7,920)
 OREO writedowns                              19,590       26,592       29,446
 Amortization of bond premium, net           240,582       35,412       11,111
 Proceeds from sales of loans
  held for sale                            9,424,068    3,489,568      670,591
 Originations of loans held for sale      (9,467,687)  (4,600,524)    (921,532)
 Increase (decrease) in taxes payable         28,240       15,944     (230,350)
 (Increase) decrease in interest receivable (461,965)    (269,813)     (85,964)
 Increase in mortgage service rights         (32,119)     (63,190)     (16,715)
 Decrease (Increase) in other assets         201,483     (126,978)    (399,040)
 (Decrease) increase in unamortized loan fees 36,270       (9,749)     (35,441)
 (Decrease) increase in interest payable     (29,686)      (9,725)      77,213
 (Decrease) increase in accrued expenses       1,229       56,345       78,718
 Increase (decrease) in other liabilities    120,326      148,160      (13,059)
   Net cash provided by
    operating activities                   2,267,868      840,970    1,698,545

Cash Flows from investing activities:
 Investments - held to maturity
  Maturities and paydowns                 18,936,104   12,861,980    8,675,068
  Purchases                              (26,313,397) (17,220,197) (14,271,814)
 Investments - available for sale
  Maturities and paydowns                          0    2,000,000            0
  Purchases                               (9,291,211) (14,236,406)           0
 Purchase of restricted equity securities          0      (41,900)     (36,700)
 Investment in limited partnership           (14,130)     (40,312)         282
 Increase in Loans, Net of Payments       (4,337,162)     (78,380)  (6,524,844)
 Capital Expenditures                     (1,622,280)     (81,917)    (177,604)
 Recoveries of loans charged off              74,913      165,911      108,837
 Proceeds from sales of OREO                 453,841      771,784      415,273
   Net Cash Used in Investing Activities (22,113,322) (15,899,437) (11,811,502)

Cash Flows from Financing Activities:
 Net increase in demand deposits,
  NOW, MMA and savings                    11,950,238    7,660,272      969,089
 Net increase in certificates of deposit  (1,430,512)   2,233,653    2,348,708
 Net increase (decrease) in short-term
  borrowings and repurchase agreements     1,171,117            0            0
 Net increase in borrowed funds                    0            0    6,400,000
 Payments to acquire treasury stock           (2,831)        (197)      (4,888)
 Dividends paid                             (841,065)    (705,186)    (645,671)
   Net cash provided by
   financing activities                   10,846,947    9,188,542    9,067,238
Net increase in cash and cash equivalents (8,998,507)  (5,869,925)  (1,045,719)
  Cash and cash equivalents:
    Beginning                             20,424,088   14,307,610    8,245,398
    Ending                                11,425,581    8,437,685    7,199,679

Supplemental Schedule of Cash Paid During the Year
 Interest paid                             5,687,724    6,096,466    5,741,771
 Income Taxes Paid                           573,980      538,999      697,765

Supplemental schedule of noncash investing
 and financing activities:
 Net change in securities valuation         (498,281)     455,709       30,873
 OREO acquired in settlements of loans       589,427      318,577    1,438,812
 Debentures converted to common stock              0       84,000       65,000
 Stock dividends                           1,851,338    3,823,576    1,294,006

 Dividends paid
  Dividends payable                        1,553,648    1,369,090    1,233,310
  Dividends reinvested                      (712,583)    (663,904)    (587,639)
                                             841,065      705,186      645,671

                      AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information:
   Average earning assets (including non-accrual loans)
   Average interest bearing liabilities supporting earning assets
   Interest income and interest expense as a rate/yield

                                     For the First Nine Months Ended:
                                  1999                             1998
                  Average      Income/   Rate/   Average     Income/    Rate/
Earning Assets    Balance      Expense   Yield   Balance     Expense    Yield

Loans (gross)     148,626,379  9,748,162  8.77%  150,459,708 10,352,917  9.20%
Taxable Investment
 Securities	       51,170,109  2,086,899  5.45%   37,556,080  1,608,368  5.73%
Tax Exempt Investment
 Securities (1)    13,349,015    672,198  6.73%   12,936,310    692,221  7.15%
Federal Funds Sold  2,271,978     75,689  4.45%    3,829,560    132,094  4.61%
Overnight Deposits  2,271,173     83,393  4.91%    3,197,058    144,424  6.04%
Other Securities(2) 1,257,359     63,523  6.75%    1,268,761     61,550  6.49%
    TOTAL         218,946,013 12,729,864  7.77%  209,247,477 12,991,574  8.29%

Interest Bearing Liabilities

Savings Deposits   32,548,493    564,046  2.32%   30,763,292    616,294  2.68%
NOW & Money
 Market Funds      50,786,777  1,225,765  3.23%   43,275,589  1,161,619  3.59%
Time Deposits      95,272,339  3,693,788  5.18%   98,425,080  4,150,058  5.64%
Other Borrowed
 Funds              4,060,000    150,567  4.96%    4,060,000    147,367  4.85%
Repurchase
 Agreements           774,618     22,957  3.96%       39,939      1,324  4.43%
Subordinated
 Debentures            20,000      1,650 11.03%       50,000      4,047 10.82%
    TOTAL         183,462,227  5,658,773  4.12%  176,613,900  6,080,709  4.60%

Net Interest Income            7,071,091                      6,910,865
Net Interest Spread(3)             3.64%                          3.69%
Interest Differential(4)           4.32%                          4.42%

<f01> Income on investment securities of state and political subdivisions is stated on a fully taxable basis (assuming a 34 percent tax rate).
<f02>	Included in other securities are taxable industrial development bonds
      (VIDA), with income of approximately $4,119 for 1999 and $5,985 for 1998.
<f03> Net interest spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
<f04> Interest differential is net interest income divided by average earning assets.

                   CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income
for the first nine months of 1999 and 1998 resulting from
volume changes in assets and liabilities and fluctuations
in rates earned and paid.
                                     Variance     Variance
RATE / VOLUME                        Due to       Due to       Total
                                     Rate(1)      Volume(1)    Variance
Earning Assets

Loans (gross)                        (484,510)    (120,245)    (604,755)
Taxable Investment Securities        (104,500)     583,031      478,531
Tax Exempt Investment Securities (1)  (42,107)      22,084      (20,023)
Federal Funds Sold                     (4,515)     (51,890)     (56,405)
Overnight Deposits                    (27,034)     (33,997)     (61,031)
Other Securities (2)                    2,549         (576)       1,973

    Total Interest Earnings          (660,117)     398,407     (261,710)

Interest Bearing Liabilities

Savings Deposits                      (88,012)      35,764      (52,248)
NOW & Money Market Funds             (137,472)     201,618       64,146
Time Deposits                        (334,036)    (122,234)    (456,270)
Other Borrowed Funds                    3,200            0        3,200
Repurchase Agreements                  (2,722)      24,355       21,633
Subordinated Debentures                    78       (2,475)      (2,397)

    Total Interest Expense           (558,964)     137,028     (421,936)

<f01>  Items which have shown a year-to-year increase in volume have variances allocated as follows:
            Variance due to rate = Change in rate x new volume
            Variance due to volume = Change in volume x old rate
       Items which have shown a year-to-year decrease in volume have variances allocated as follows:
            Variance due to rate = Change in rate x old volume
            Variance due to volume = Change in volume x new rate
<f02>  Income on tax exempt securities is stated on a fully taxable basis.
       The assumed rate is 34%.

                            COMMUNITY BANCORP.

   PRIMARY EARNINGS PER SHARE
For The Third Quarter Ended September 30,   1999        1998        1997

Net Income                                    $603,906    $562,139    $451,169
Average Number of Common Shares Outstanding. 3,332,139   3,247,388   3,141,331

Earnings Per Common Share                        $0.18       $0.17       $0.14
For the First Nine Months
 Ended September 30,                        1999        1998        1997

Net Income                                  $1,581,191  $1,527,759  $1,582,896
Average Number of Common Shares Outstanding. 3,292,879   3,217,343   3,111,702

Earnings Per Common Share                        $0.48       $0.48       $0.51

All 1998 and 1997 per share data restated to reflect 100% stock dividend paid on June 1, 1998, and a 5% stock dividend paid on February 1, 1999.



		GRAPHICS                                GRAPHICS


                            COMMUNITY BANCORP.

FULLY DILUTED EARNINGS PER SHARE

For The Third Quarter Ended September 30,   1999        1998        1997

Net Income                                    $603,906    $562,139    $451,169
Adjustments to Net Income (Assuming Conversion
 of Subordinated Convertible Debentures).          363         151       1,705
Adjusted Net Income                           $604,269    $562,290    $452,874

Average Number of Common Shares Outstanding. 3,332,139   3,247,388   3,141,331
Increase in Shares (Assuming Conversion of
 Subordinated Convertible Debentures).        (230,277)   (145,526)     29,752
Average Number of Common Shares Outstanding
    (Fully Diluted).                         3,101,862   3,101,862   3,171,083

Earnings Per Common Share Assuming Full Dilution.$0.19       $0.18       $0.14

For the First Nine Months
 Ended September 30,                        1999        1998        1997

Net Income                                  $1,581,191  $1,527,759  $1,582,896
Adjustments to Net Income (Assuming Conversion
 of Subordinated Convertible Debentures).        1,089       2,671       5,945
Adjusted Net Income                         $1,582,280  $1,530,430  $1,588,841
Average Number of Common Shares Outstanding. 3,292,879   3,217,343   3,111,702
Increase in Shares (Assuming Conversion of
 Subordinated Convertible Debentures).           8,557      19,422      35,868
Average Number of Common Shares Outstanding
    (Fully Diluted).                         3,301,436   3,236,765   3,147,570

Earnings Per Common Share Assuming Full Dilution.$0.48       $0.47       $0.50

All 1998 and 1997 per share data restated to reflect 100% stock dividend paid on June 1, 1998, and a 5% stock dividend paid on February 1, 1999.

            GRAPHICS                             GRAPHICS

                                 PART I.

                                 Item 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       THE RESULTS OF OPERATIONS
              For the Nine Months Ended September 30, 1999

   Community Bancorp. (the "Company") is a bank holding company whose subsidiaries include Community National Bank and Liberty Savings Bank. Community National Bank ("the Bank") is a full service institution operating in the state of Vermont. The Bank has seven offices, five of which are located in Orleans County, one in Essex County, and one in Caledonia County. Liberty Savings Bank ("Liberty") is a New Hampshire guaranty savings bank acquired by Community Bancorp. on December 31, 1997. Currently this bank is inactive and does not have any offices or deposit taking authority, and shares the mailing address of Community Bancorp. Once a suitable location is identified, it is anticipated that Liberty will initially operate as a lending facility, and may expand in the future into a full service financial institution. Management is working with the board of directors to find a suitable location in the northern part of New Hampshire for this endeavor. Community National
Bank has a small customer base in the state of New Hampshire and hopes to broaden its base through Liberty Savings Bank. Most of the Bancorp's business is conducted through the Bank, therefore, the following narrative is based primarily on this Bank's operations. The Balance Sheet and Statements of Income preceding this section are consolidated figures for Community Bancorp. and subsidiaries ("the Company"), and can be used in conjunction with the other reports following them to provide a more detailed comparison of the information disclosed in the following narrative.

OVERVIEW

   Net income for the third quarter ended September 30, 1999 was $603,906, representing an increase of 7.4% and 33.9%, respectively, over the net income figures of $562,139 for the third quarter ended September 30, 1998, and $451,169 for the same period in 1997. The results of this are earnings per share of $0.18 for the third quarter
                                        of 1999, $0.17 for the third quarter
            GRAPHICS                    of 1998 and $0.14 for the third


                                                    GRAPHICS

quarter of 1997.   The Company declared
a cash dividend of $0.16 per share payable
November 1, 1999 to shareholders of
record as of October 15, 1999. A two-for-one stock split was declared in 1998, to be accomplished by a 100% stock dividend, payable June 1, 1998, to shareholders of record as of May 15, 1998. This transaction was contingent upon the approval by the Company's shareholders of a proposal to increase the number of shares the Company may issue. This proposal was voted on and passed at the annual shareholders meeting held May 5, 1998. As a result of the stock split, all per share data has been restated for all periods in 1997 and for the first quarter of 1998. Net income for the first nine months of 1999 was $1.581 million compared to $1.528 million for the first nine months of 1998, and $1.583 million for the first nine months of 1997, representing an increase of 3.5% for 1999 versus 1998, and a decrease of
 .11% for 1999 versus 1997.  Earnings per share for the first nine months were $0.48 for 1999 and 1998 and $0.51 for 1997. The third quarter of 1999 was better than 1998 and 1997 due in part to a decrease in the provision for loan losses. Management felt that the level of the reserve for loan loss was in line at the end of August, thereby reducing the amount expensed
during the month of September.   A decrease in the interest paid on deposit
accounts serves as another reason for the overall increase in net income.
Net income for the nine months comparison periods followed a different pattern with an increase for 1999 versus 1998 and a decrease for 1999 versus 1997. Again, the decrease in the expense for provision for loan losses played a role in the increase for 1999 versus 1998, and an increase in income from our trust department contributed just over $58 thousand. A substantial gain on the sale of an OREO property in 1997 was a major factor in the decrease in other income for 1998 versus 1997.

   Net interest income, the difference between interest income and expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, rate sensitivity of earning assets as well as interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets.

   Net interest income for the third quarter comparison period started at $2.25 million for 1997 and increased to $2.28 million for 1998, and then increased to $2.35 million for 1999, resulting in an increase of 3.1% for 1999 versus 1998, and 1.1% for 1998 versus 1997. Total interest income for the third quarter of 1999 decreased $76,793 or 1.8% compared to 1998, while an increase of $71,625 or 1.7% is noted for the third quarter of 1998 compared to 1997. Interest expense decreased for the third quarter of 1999 compared to the third quarter of 1998 by $147,685 or 7.2%, while an increase
of $46,457 or 2.3% was recognized for 1998 versus 1997.   Net interest
income for the first nine months started at $6.65 million for 1997, and increased to $6.67 million at the end of the first nine months of 1998, and then increased $174,248 or 2.6% to end the first nine months of 1999 at $6.8 million. Total interest income for the first nine months increased $291,225 or 2.34% for 1998 versus 1997, while a decrease of $255,005 or 2% is noted for 1999 versus 1998. Total interest expense increased $267,943 or 4.6% for the first nine months of 1998 compared to 1997 while a decrease of $429,253 or 7.1% is noted for the first nine months of 1999 versus 1998. A review of the nine month figures for interest earned on loans, the major source of interest income, reveals an increase of just under 1% for 1998 compared to 1997, and a decrease of 5.8% for 1999 compared to 1998. In comparison, interest paid on deposits, the major source of interest expense, shows an increase of 5.2%, and a decrease of 7.6% respectively. As the loan portfolio matures or reprices, decreases are noted in the rates for these earning assets. Interest bearing deposit accounts are also repricing at a lower rate creating less expense on these liabilities. The result is a tax equivalent spread for the first nine months equaling 3.64% for 1999 versus 3.69% for 1998 and 3.96% for 1997.

CHANGES IN FINANCIAL CONDITION

   The Company had total assets of $237 million at September 30, 1999 and $225 million at December 31, 1998. Average earning assets were $219 million for the first nine months ended September 30, 1999, including average loans of $149 million and average investment securities of approximately $66 million. Average earning assets were $209 million for the year ended December 31, 1998 including average loans of $148 million and average investment securities of $53 million.

   The Company attributes the desire to increase the investment portfolio of available for sale securities for the substantial increase in average investment securities. Taxable investments, which include available for sale securities increased from an average volume of $38.8 million as of year end 1998 to $51.2 million as of the end of the first nine months of 1999, an increase of approximately $12.4 million or 32%. Available for sale securities averaged $27.3 million and $16.2 million, respectively, as of September 30, 1999 and December 31, 1998, accounting for most of the $12.2 million increase.

   Average interest bearing liabilities at September 30, 1999 were $183.5 million, with average time deposits reported totaling $95 million and NOW & money market funds of $51 million. At December 31, 1998, average interest bearing liabilities of $178 million were reported including average time deposits of $98 million and NOW & money market funds at an average volume of $45 million.

   Repurchase agreements have experienced a steady increase starting at an average volume of $93,183 at December 31, 1998, and increasing $681,435 to end at a nine month average balance of $774,618. These accounts were introduced during the 1998 calendar year and have been successful in attracting new business customers, and retaining current business customers.

RISK MANAGEMENT

Liquidity Risk - Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Our time deposits greater than $100,000 decreased $921,832 or 5.2% to end the first nine months of 1999 at a volume of approximately $17 million compared to $17.7 million at the end of the 1998 calendar year. Other time deposits decreased $508,680 from December 31, 1998 to September 30, 1999.
A review of these deposits, primarily the time deposits over $100,000 indicates that they are primarily generated locally and regionally and are established customers of the Company. The Company has no brokered deposits. Savings accounts increased $3.9 million to end the first nine months of 1999 at $34.4 million compared to $30.5 million as of the end 1998. Unfavorable rates on time deposit generated a stronger demand for savings accounts as customers wait for more favorable rates on these funds. Our gross loan portfolio increased 2.3% from $148.3 million at the end of 1998 to $151.8 million at the end of the first nine months of 1999. More fixed rate "in-house" loans were generated this year in an effort to increase our loan portfolio. Federal funds sold and overnight deposits decreased dramatically to end the first nine months of 1999 at just over $5 million compared to $15.5 million as of the end of the 1998 calendar year. An increase in the Company's investment portfolio is a direct result of this decrease. As of the end of the first nine months of 1999, the Company held in it's investment portfolio treasuries classified as "Available for Sale" at a market price of $29.3 million, compared to $20.6 million as of December 31, 1998, an increase of $8.7 million or 42%. Securities classified as "Held to Maturity" ended the first nine months of 1999 at a balance of $37 million compared to $29.9 million as of the end of the 1998 calendar year. Both of these types of investments mature at monthly intervals as shown on the gap report at the end of this section. Securities classified as "Restricted Equity Securities" are made up of equity securities the Company is required to maintain in the form of Federal Home Loan Bank of Boston (FHLB) and Federal Reserve stock. These securities remain at a balance totaling $1.14 million as of September 30, 1999. The Company currently has an advance of just over $4 million against an available line of $96.4 million, with an additional $2 million and $4.1 million, respectively, at First Boston and FHLB.

Credit Risk - Management follows strict underwriting guidelines, and has established a thorough loan-by-loan review policy. These measures help to insure the adequacy of the loan loss coverage. The Executive Officers and Board of Directors conduct an ongoing review of the loan portfolio, which meets to discuss, among other matters, potential exposures. Factors considered are each borrower's financial condition, the industry or sector for the economy in which the borrower operates, and overall economic conditions. Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency. A variety of loans are reviewed periodically by an independent firm in order to assure accuracy and compliance with various policies and procedures set by the regulatory authorities. The Company also employs a Credit Administration Officer whose duties include, among others, a review of the loan portfolio including delinquent and non-performing loans.

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

Allowance for loan losses and provisions - The valuation allowance for loan losses increased to $1.7 million as of September 30, 1999 composing 1.1% of the total gross loan portfolio. A primary concern of management is to reduce the exposure of credit loss within the portfolio. The Company maintains a residential loan portfolio of approximately $98.8 million and a commercial real estate portfolio of approximately $25 million accounting for 65% and 16.5%, respectively, of the total loan portfolio. This large loan volume together with the low historical loan loss experience helps to support our basis for loan loss coverage.

   Non-Performing assets for the company are made up of three different types of loans, "90 Days or More Past Due", "Other Real Estate Owned"
(OREO), and "Non-Accruing Loans". A comparison of these non-performing assets reveals a decrease in non-accruing loans of $647,499 or 27.5%, and an increase of $109,752 or 20.3% in our OREO portfolio as well as an increase in loans 90 days or more past due of $276,626 or 69%. The portfolio of on-accruing loans makes up the biggest portion of the non-performing assets and consists of $1.6 million or 93.8% of real estate secured mortgage loans for the first nine months of 1999, thereby reducing our exposure to loss. Additionally, included in the loans past due 90 days or more is a loan totaling $118,879 carrying a 90% guarantee, further decreasing the exposure to loss by $106,991.

              GRAPHICS                      GRAPHICS

Non-performing assets as of September 30, 1999 and December 31, 1998 were as follows:
                                                      09/30/1999  12/31/1998

    Non-Accruing loans                                $1,706,124  $2,353,623
    Loans past due 90 day or more and still accruing     677,927     401,301
    Other real estate owned                              651,655     541,903
    Total                                             $3,035,706  $3,296,827

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

The following tables set forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at September 30, 1999, and December 31, 1998. The Company prepares its interest rate sensitivity "gap" analysis by scheduling assets and liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual term of the assets and liabilities, except that:

* Adjustable-rate loans and certificates of deposit are included in the period when they are first scheduled to adjust and not in the period in which they mature;
* Fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments;
   and
* NOW, money markets, and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies by the Company of the sensitivity of each such category of deposit, to changes in interest rates.

   Management believes that these assumptions approximate actual experience and considers them reasonable. However, the interest rate sensitivity of the Company's assets and liabilities in the tables could vary substantially if different assumptions were used or actual experience differs from the historical experiences on which the assumptions are based.

                                  GAP ANALYSYS
                     Community Bancorp. & Subsidiaries
                              September 30, 1999
                         Cumulative repriced within:
Dollars in thousands,  3 Months  4 to 12   1 to 3    3 to 5   Over 5
by repricing date      or less   Months    Years     Years    Years    Total

Interest sensitive assets:
Federal funds sold       1,725         0         0         0        0    1,725
Overnight deposits       3,353         0         0         0        0    3,353
Investments -
  Available for Sale(1)      0     6,029    20,228     3,003        0   29,260
  Held to Maturity      11,651     7,041    13,948     2,581    1,916   37,137
Restricted equity securities 0         0         0         0    1,142    1,142
Loans(2)                23,290    52,366    42,250     7,746   24,424  150,076
Total interest
 sensitive assets       40,019    65,436    76,426    13,330   27,482  222,693

Interest sensitive liabilities:
Certificates of deposit 21,998    58,568    12,094     1,512        0   94,172
Money markets           35,642         0         0         0        0   35,642
Regular savings          2,752         0         0         0   31,652   34,404
Now accounts                 0         0         0         0   19,143   19,143
Borrowed funds               0         5         0        15    4,040    4,060
Repurchase agreements    1,459         0         0         0        0    1,459
Subordinated debentures      0         0         0        20        0       20
Total interest
 sensitive liabilities  61,851    58,573    12,094     1,547   54,835  188,900


Net interest rate
 sensitivity gap       (21,832)    6,863    64,332    11,783  (27,353)
Cumulative net interest
 rate	sensitivity gap  (21,832)  (14,969)   49,363    61,146   33,793
Cumulative net interest
 rate sensitivity gap
 as a percentage
 of total assets        -9.20%    -6.31%    20.81%    25.77%   14.24%
Cumulative interest
 Sensitivity gap as a
 percentage of total
 interest-earning assets-9.80%    -6.72%    22.17%    27.46%   15.17%
Cumulative interest
 earning assets as a
 percentage of cumulative
 interest-bearing
 liabilities            64.70%    87.57%   137.25%   145.61%  117.89%

<f01>  The Company may sell investments available for sale with a fair value of $29,260,313 at any time.
<f02>  Loan totals exclude non-accruing loans amounting to $1,706,124.

                              GAP ANALYSYS
                  Community Bancorp. & Subsidiaries
                           December 31, 1998
                      Cumulative repriced within:
Dollars in thousands,   3 Months 4 to 12   1 to 3    3 to 5   Over 5
by repricing date       or less  Months    Years     Years    Years    Total

Interest sensitive assets:
Federal funds sold       7,025         0         0         0        0    7,025
Overnight deposits       8,502         0         0         0        0    8,502
Investments -
  Available for Sale(1)      0         0    19,546     1,044        0   20,590
  Held to Maturity       5,860    15,246     4,068     1,482    1,741   28,397
Restricted equity securities 0         0         0         0    1,142    1,142
Loans(2)                22,240    56,570    46,124     6,146   14,901  145,981
Total interest
 sensitive asset        43,627    71,816    69,738     8,672   17,784  211,637

Interest sensitive liabilities:
Certificates of deposit 18,044    62,790    13,486     1,283        0   95,603
Money markets           30,817         0         0         0        0   30,817
Regular savings          2,512         0         0         0   28,000   30,512
Now accounts                 0         0         0         0   19,122   19,122
Borrowed funds               0         5         0        15    4,040    4,060
Repurchase agreements      288         0         0         0        0      288
Subordinated debentures      0         0         0         0       20       20
Total interest
 sensitive liabilities  51,661    62,795    13,486     1,298   51,182  180,422

Net interest rate
 sensitivity gap        (8,034)    9,021    56,252     7,374  (33,398)
Cumulative net interest
 rate sensitivity gap   (8,034)      987    57,239    64,613   31,215
Cumulative net interest
 rate sensitivity gap
 as a percentage of
 total assets           -3.57%     0.44%    25.43%    28.71%   13.87%
Cumulative interest
Sensitivity gap as a
percentage of total
interest-earning assets -3.80%     0.47%    27.05%    30.53%   14.75%
Cumulative interest
earning assets as a
percentage of cumulative
interest-bearing
liabilities             84.45%   100.86%   144.74%   149.99%  117.30%

<f01>  The Company may sell investments available for sale with a fair value of $20,233,371 at any time.
<f02>  Loan totals exclude non-accruing loans amounting to $2,353,623.

OTHER OPERATING INCOME AND EXPENSES

   Total other operating income for the third quarter of 1999 was $404,616 compared to $382,194 for the third quarter of 1998 and $351,586 for the third quarter of 1997, an increase of $22,422 or 5.9% for 1999 versus
1998 and $30,608 or 8.7% for 1998 versus 1997. Trust department income reported the biggest increase at $18,568 for the third quarter of 1999 versus 1998. Other income reported the only increase for the same 1999 versus 1998 comparison period while reporting the biggest increase at $26,822 for 1998 versus 1997. Income from sold loans for the third quarter of 1998 was $30,033, contributing to the increase in other income for the third quarter of 1998 versus 1997. Total other operating income for the first nine months of 1999 ended at $1.23 million compared to $1.19 million for the same period in 1998 and $1.26 million for the same period in 1997. The results are an increase of $35,449 or 3% for 1999 versus 1998, and a decrease of $71,981 or 5.7% for 1998 versus 1997. Trust department again reported the biggest increase ending at $167,563 the first nine months of 1999 versus $109,326 for the same period in 1998. Other income reported the biggest decrease for the 1998 versus 1997 comparison periods reporting $580,099 for the first nine months of 1998 compared to $659,266 for the first nine months of 1997. A substantial gain was recognized in 1997 through the sale of inventory associated with an OREO property contributing to most of the decrease for 1998 versus 1997.

   Total other operating expenses followed a different path for the third quarter comparisons with figures of $1.83 million for 1999, an increase of $58,558 over the 1998 figure of $1.77 million which decreased $47,313 over the 1997 figure of $1.82 million. Expenses associated with the Company's non-performing assets were higher for the third quarter of 1999 compared to the same quarter in 1998, contributing $46,085 to the increase in other expenses for this comparison period. All major components of other operating expenses were lower for the third quarter of 1998 compared to 1997, clearly supporting the decrease from 1997 to 1998. Total other operating expense for the nine month comparison periods increased from $5.28 million for 1997 to $5.34 million for 1998, and then increased to $5.5 million for 1999, resulting in increases of 1.1% for 1998 versus 1997 and 3.1% for 1999 versus 1998. Expenses totaling $176,175 on non-performing loans for the first nine months of 1999 supported the increase in other expenses for the 1999 versus 1998 period, while occupancy expenses reported an increase of $34,208, or 3.7% helping to support the overall increase for 1998 versus 1997. An increase in the expense for depreciation and taxes on bank property was a primary reason for this increase.

   Management monitors all components of other operating expenses; however, a quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the Company.

APPLICABLE INCOME TAXES

   Income before taxes increased from $575,894 for the third quarter of 1997 to $743,983 for the third quarter of 1998, and then increased to $813,739 for the third quarter of 1999, an increase of $168,089 or 29.2% for 1998 versus 1997 and $69,756 or 9.4% for 1999 versus 1998. As a result, provisions for income taxes increased $57,119 for the third quarter of 1998 compared to the third quarter of 1997 and $27,989 or 15.4% for the 1999 versus 1998 comparison period ending the third quarter period of 1999 at $209,833. Income before taxes for the first nine months decreased from $2.1 million for 1997 to just over $2 million for 1998 and then increased to $2.2 million as of September 30, 1999, with income taxes calculated at $519,536, $484,698, and $572,069, respectively.


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


CAPITAL RESOURCES

   The Company's stockholders' equity, which started the year at $22,002,059, was increased through earnings of $1,581,191 and sales of common stock of $712,584 through dividend reinvestment. It was decreased by dividends of $1,553,648, purchase of treasury stock of $2,831 and adjustment of $328,866 for valuation of allowance for securities to end the first nine months of 1999 at $22,410,489 with a book value of $6.73 per share. All stockholders' equity is unrestricted. Additionally, it is noted that the net unrealized gain on valuation allowance for securities has decreased since the beginning of the year. A review of this activity shows that as the maturity date of the investments gets closer, the market price becomes favorably better, therefore, material loss is greatly reduced.

   The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively. As of September 30, 1999, the Company continued to maintain ratios far above the minimum requirements with reported ratios of approximately 20% for Tier I and 21% for Total Capital.

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

Phase IV - Validation Phase
This is the testing phase. During this phase, the systems identified in Phase II (Assessment) were tested for Y2K compliance. Systems that were deemed mission-critical were tested first. We have finished testing the remaining systems.
   All mission-critical systems were tested by 12/31/98 and were in compliance. Non-mission-critical systems were tested by 6/30/99 and were in compliance.

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

The following timetable identifies the testing phases:

12/31/98     testing of internal mission-critical systems completed
03/31/99     testing with service providers for mission-critical systems completed
06/30/99     testing of non-mission-critical systems completed

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

   For 1999, we have budgeted $77,000. As of the end of the third quarter of 1999, total expenses of approximately $70,000 were reported. Projected expenses include the replacement of additional PCs, PC software upgrades, consulting services, testing, travel and education. Y2K costs are expensed from current earnings.

   No new projects have been deferred due to the Y2K effort. The yearly software update to our core system provided by one of our vendors has been postponed by the vendor until 2000 in an effort to minimize changes to an already compliant system. This will not have an effect on our operations.

   We have reviewed the credit risk our commercial borrowers may pose to us if they are not Y2K compliant. At this time, we have no customers deemed as high risk.

   The worst case scenario relating to Y2K is that we would not have electrical power. In an effort to mitigate this risk, as well as to protect us in the event of other power outages, a generator has been purchased for the main office in Derby, and will be installed during November. Our contingency plan is to operate all branch offices in a manual mode if we are without power. We have plans for hiring temporary help in this situation.

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

	NONE

Item 5

Other Information

	NONE

Item 6

Exhibits and Reports on Form 8-K

	NONE

                                    SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.



DATED:  November 10, 1999                 By: /s/ Richard C. White
                                          Richard C. White, President


DATED:  November 10, 1999                 By: /s/ Stephen P. Marsh
                                          Stephen P. Marsh,
                                          Vice President & Treasurer