Form 10-K
period 1999-12-31
COMMUNITY BANCORP /VT
filed 2000-03-31
CIK 718413

CONFORMED COPY

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                             FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1999
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of March 10, 2000, the date of the latest known sale of the registrant's stock, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the per share sale price of the stock on that date, was $26,804,367.

There were 3,387,177 shares outstanding of the issuer's class of common stock as of the close of business on March 10, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

Report of Independent Public Accountants
Financial Statements:
 Consolidated Statements of Condition as of December 31, 1999 and 1998 Consolidated Statements of Income for the fiscal years 1999, 1998 and 1997 Consolidated Statements of Changes in Stockholders' Equity for the fiscal years 1999, 1998 and 1997
 Consolidated Statements of Changes in Financial Position for the fiscal years 1999, 1998 and 1997
 Notes to Consolidated Financial Statements
   Condensed Financial Information (Parent Company Only)
Portions of the Annual Report to Shareholders for fiscal year 1999 incorporated by reference to Part II.
Portions of the Proxy Statement for the Annual Meeting to be held May 2, 2000 are incorporated by reference to Part III.

Total Number of Pages - 35

Exhibit Index Begins on Page 24


                       FORM 10-K ANNUAL REPORT
                         Table of Contents
PART I                                                                Page
Item I  The Business                                                     4
     Organization and Operation                                          4
     Distribution of Assets, Liabilities & Stockholders' Investment     10
     Interest Income, Interest Expense and Interest Differential        11
     Rate Volume Analysis                                               12
     Investment Portfolio                                               13
     Loan Portfolio                                                     14
     Summary of Loan Loss Experience                                    15
     Non-Accrual, Past Due, and Restructured Loans                      16
     Deposits, Return on Equity and Assets                              17

Item 2  Properties                                                      18

Item 3  Legal Proceedings                                               19

Item 4  Submission of Matters to a Vote of Security Holders             19


PART II

Item 5  Market for Registrant's Common Equity
         and Related Stockholder Matters                                19

Item 6  Selected Financial Data                                         19

Item 7  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            23

Item 7A Qualitative and Quantitative Disclosures About Market Risk      23

Item 8  Financial Statements and Supplementary Data                     23

Item 9  Disagreements on Accounting and Financial Disclosures           23

PART III

Item 10 Directors and Executive Officers of the Registrant              23

Item 11 Executive Compensation                                          23

Item 12 Security Ownership of Certain Beneficial Owners and Management  23

Item 13 Certain Relationships and Related Transactions                  23

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K 24

     Signatures                                                         35

PART I

Item 1.  The Business

Organization and Operation

Community Bancorp. (The Corporation) was organized under the laws of the State of Vermont in 1982 and became a registered bank holding company under the Bank Holding Company Act of 1956, as amended, in October 1983 when it acquired all of the voting shares of Community National Bank (the
Bank). The Bank is one of two subsidiaries of the Corporation and principally all of the Corporation's business operations are presently conducted through it. Liberty Savings Bank (Liberty), a New Hampshire guaranty savings bank, is the other subsidiary of Community Bancorp and is presently inactive. On December 31, 1997, Community Bancorp. acquired all of the outstanding stock of Liberty Savings Bank, as well as the assets consisting of a U.S. Treasury Strip and a small amount of cash. Currently, since no building was purchased at the time of acquisition, the main office of Community National Bank serves as the mailing address for this bank.

Community National Bank was organized in 1851 as the Peoples Bank, and was subsequently reorganized as the National Bank of Derby Line in 1865. In 1975, after 110 continuous years of operation as the National Bank of Derby Line, the Bank acquired the Island Pond National Bank and changed its name to "Community National Bank."

Community National Bank provides a complete range of retail banking services to the residents and businesses in northeastern Vermont. These services include checking, savings and time deposit accounts, mortgage, consumer and commercial loans, safe deposit and night deposit services, automatic teller machine (ATM) facilities, credit card services, 24 hour telephone banking and a full line of personal fiduciary services. The Bank was among the first financial institutions to offer internet banking to the Northeast Kingdom. This service was first offered to employees in order for them to become more familiar with it, test the different uses, and work out any potential problems. The Bank then began offering this service to its customers near the end of the second quarter of 1999. Additionally, the Bank maintains cash machines in three different businesses located in the towns of Irasburg, West Danville and Concord, Vermont.


Competition

The Bank has five offices located in Orleans County, one office in Essex County, and one office in Caledonia County, all in northeastern Vermont. Its primary service area is in the towns of Derby and Newport, Vermont, with approximately 59% of its total deposits as of December 31, 1999 derived from that area.

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

Employees

As of December 31, 1999, the Bank employed 93 full-time employees and 25 part-time employees. Management of the Bank considers its employee relations to be good.

Regulation and Supervision

Holding Company Regulations-As a registered bank holding company, the Corporation is subject to on-going regulation supervision and examination by the Board of Governors of the Federal Reserve System, under the Bank Holding Company Act of 1956, as amended (the "Act"). A bank holding company for example, must obtain the prior approval of the Board before it acquires all or substantially all of the assets of any bank, or acquires ownership or control of more than 5% of the voting shares of a bank. Prior Federal Reserve Board approval is also required before a bank holding company may acquire more than 5% of any outstanding class of voting securities of a company other than a bank or a more than 5% interest in its property.

The Act generally limits the activity in which the Corporation and its subsidiaries may engage to certain specified activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal
Reserve Board has determined to be closely related to banking are: (1) making, and servicing loans that could be made by mortgage, finance, credit card or factoring companies; (2) performing the functions of a trust company; (3) certain leasing of real or personal property; (4) providing certain financial, banking or economic data processing services; (5) except as otherwise prohibited by law, acting as an insurance agent or broker with respect to insurance that is directly related to the extension of credit or the provision of other financial services or, under certain circumstances, with respect to insurance that is sold in certain small communities in which the bank holding company system maintains banking offices; (6) acting as an underwriter for credit life insurance and credit health and accident insurance directly related to extensions of credit by the holding company system; (7) providing certain kinds of management consulting advice to unaffiliated banks and non-bank depository institutions; (8) performing real estate appraisals;
(9) issuing and selling money order and similar instruments and travelers checks and selling U.S. Savings Bonds; (10) providing certain securities brokerage and related services for the account of bank customers; (11) underwriting and dealing in certain government obligations and other obligations such as bankers' acceptances and certificates of deposit; (12) providing consumer financial counseling; (13) providing tax planning and preparation services; (14) providing check guarantee services to merchants;
(15) operating a collection agency; and (16) operating a credit bureau.

The Corporation does not presently engage, directly or indirectly, in any non-banking activities.

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

Financial Modernization.  On March 11, 2000 the federal Gramm-Leach-Bliley
financial modernization act ("Gramm-Leach-Bliley") became effective.   Under
Gramm-Leach-Bliley, eligible bank holding companies will be permitted to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in a broader range of activities than is otherwise permissible for bank holding companies. A bank holding company is eligible to elect to become a financial holding company and to engage in activities that are "financial in nature" if each of its subsidiary banks is well capitalized for regulatory capital purposes, is well managed and has at least a satisfactory rating under the Community
Reinvestment Act ("CRA").   Activities which are deemed "financial in
nature" under Gramm-Leach-Bliley would include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. Gramm-Leach-Bliley also contains similar provisions authorizing eligible national banks to engage indirectly through a financial subsidiary and subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank. In order to be considered eligible for these expanded activities, the bank must be well capitalized, well managed and have at least a satisfactory CRA rating.

Implementation of Gramm-Leach-Bliley will likely result in structural changes to the financial services industry, the full effect of which cannot be predicted with any certainty.

The Corporation has registered its Common Stock under Section 12(g) of the Securities Exchange Act of 1934 and is required to file annual and periodic reports and proxy statements and other information with the Securities and Exchange Commission.

Interstate Banking and Branching. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, a bank holding company became able to acquire banks in states other than its home state beginning September 29, 1995, without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and less than 30% of such deposits in that state (or such lesser or greater amount set by state law).

The Interstate Banking and Branching Act also authorizes banks to merge across state lines, subject to certain restrictions, thereby creating interstate branches, and to open new branches in a state in which it does not already have banking operations if the state enacts a law permitting such de novo branching.

Capital and Operational Requirements. The Federal Reserve Board, the OCC and other banking regulators have issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a three-tier capital framework. "Tier 1 capital" generally consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. "Tier 2 capital" and "Tier 3 capital" generally consist of subordinated and other qualifying debt, preferred stock that does not qualify as Tier 1 capital and the allowance for credit losses up to 1.25% of risk-weighted assets.

The sum of Tier 1, Tier 2 and Tier 3 capital, less investments in unconsolidated subsidiaries, represents qualifying "total capital," at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 capital and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%. The "leverage ratio" requirement is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3%.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective U.S. federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The various federal bank regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, or 3% in some cases. Under these guidelines, Community National Bank is considered "well capitalized."

The Federal bank regulatory agencies also have adopted regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. That evaluation will be made as part of the institution's regular safety and soundness examination. Banking agencies also have adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance sheet position) in the determination of a bank's capital adequacy. Concurrently, banking agencies have proposed a methodology for evaluating interest rate risk. The banking agencies do not intend to establish an explicit risk-based capital charge for interest rate risk but will continue to assess capital adequacy for interest rate risk under a risk assessment approach based on a combination of quantitative and qualitative factors and have provided guidance on prudent interest rate risk management practices.

Distributions. The Corporation derives funds for cash distributions to its shareholders primarily from dividends received from its subsidiary, Community National Bank. The Bank is subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The prior approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that last year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.
Federal law also prohibits national banks from paying dividends which would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses.

 In addition, the Corporation and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit such payment. The federal bank regulatory authorities have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

"Source of Strength" Policy. According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC--either as a result of default of a banking subsidiary of a bank holding company or related to FDIC assistance provided to a subsidiary in danger of default--the other banking subsidiaries of such bank holding company may be assessed for the FDIC's loss, subject to certain exceptions.

Bank Regulation. The Bank is a national banking association and subject to the provisions of the National Bank Act and federal and state statutes and rules and regulations applicable to national banks. The primary supervisory authority for the Bank is the Comptroller of the Currency. The Comptroller's examinations are designed for the protection of the Bank's depositors and not for its shareholders. The Bank is subject to periodic examination by the Comptroller and must file periodic reports with the Comptroller containing a full and accurate statement of its affairs. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, the Bank is also subject to regulation by the FDIC.

Liberty is subject to similar banking regulations and provisions in the state of New Hampshire.

Effects of Government Monetary Policy

The earnings of the Company are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions, primarily through open market operations and United States Government Securities, varying the discount rate on member bank borrowings, setting reserve requirements against member and nonmember bank deposits, and regulating interest rates payable by member banks on time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to continue to do so in the future.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

The following tables summarize various consolidated information and provides a three year comparison relating to the average assets, liabilities, and stockholders' equity.
(Dollars in Thousands)

Year ended December 31,    1999              1998              1997

ASSETS
                           Balance  %        Balance  %        Balance %
Cash and Due from Banks
 Non-Interest Bearing        5,212    2.25%    4,522    2.05%    4,979   2.37%
Taxable Investment
 Securities(1)              49,832   21.54%   38,784   17.56%   35,649  17.00%
Tax-exempt Investment
 Securities(1)              13,843    5.98%   13,060    5.91%   12,140   5.79%
Other Securities(1)          1,254    0.54%    1,270    0.57%    1,168   0.56%
  Total Investment
   Securities               64,929   28.06%   53,114   24.04%   48,957  23.35%
Overnight Deposits(2)        2,638    1.14%    3,339    1.51%        0   0.00%
Federal Funds Sold           2,897    1.25%    4,928    2.23%    2,583   1.23%
Loans, Net                 147,128   63.59%  147,830   66.92%  145,778  69.53%
Premises and Equipment       4,144    1.79%    3,135    1.42%    3,328   1.59%
Other Real Estate Owned        678    0.29%      660    0.30%      997   0.48%
Other Assets                 3,737    1.63%    3,368    1.46%    3,026   1.45%
 Total Assets              231,363     100%  220,896     100%  209,648    100%

LIABILITIES

Demand Deposits             23,619   10.21%   20,857    9.44%   18,694   8.92%
Now and Money
 Market Accounts            51,850   22.41%   44,916   20.34%   39,337  18.76%
Savings Accounts            32,748   14.15%   30,840   13.96%   31,907  15.22%
Time Deposits               94,694   40.93%   98,181   44.45%   94,751  45.19%
 Total Deposits            202,911   87.70%  194,794   88.19%  184,689  88.09%

Other Borrowed Funds         4,059    1.75%    4,060    1.84%    4,061   1.94%
Repurchase Agreements(3)     1,305    0.56%       93    0.04%        0   0.00%
Other Liabilities            1,154    0.50%    1,020    0.46%      734   0.35%
Subordinated Debentures         20    0.02%       48    0.02%      107   0.05%
 Total Liabilities         209,449   90.53%  200,015   90.55%  189,591  90.43%

STOCKHOLDERS' EQUITY

Common Stock                 8,220    3.55%    6,174    2.79%    3,814   1.82%
Surplus                     10,624    4.59%    8,293    3.75%    7,769   3.71%
Retained Earnings            3,654    1.58%    6,649    3.01%    8,916   4.25%
Less: Treasury Stock          (447)  -0.19%     (445)  -0.20%     (445) -0.21%
Accumulated Other
 Comprehensive Income(1)      (137)  -0.06%      210    0.10%        3   0.00%
Total Stockholders' Equity  21,914    9.47%   20,881    9.45%   20,057   9.57%
 Total Liabilities and
  Stockholders' Equity     231,363     100%  220,896     100%  209,648    100%

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

<f02> Overnight deposits refers to the BankBoston sweep account established during the first half of 1998 as another means of selling funds overnight.

<f03> Repurchase agreements were introduced during the second part of 1998 in an effort to attract new business customers.

                    AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information: average earning assets
(including non-accrual loans) and average interest-bearing liabilities supporting earning assets; and interest income and interest expense as a rate/yield.
(Dollars in Thousands)
                          1999            1998              1997
              AVE.    INC./  RATE/  AVE.    INC./  RATE/  AVE.    INC./  RATE/
              BAL.    EXP.   YIELD  BAL.    EXP.   YIELD  BAL.    EXP.   YIELD

EARNING ASSETS

Loans(net)(1) 147,128 13,036  8.86% 147,830 13,758  9.31% 145,778 13,868  9.51%
Taxable Investment
 Securities    49,832  2,715  5.45%  38,784  2,196  5.66%  35,649  2,117  5.94%
Tax-exempt Investment
 Securities(2) 13,843    924  6.67%  13,060    930  7.12%  12,140    929  7.65%
Federal Funds
 Sold           2,897    143  4.94%   4,928    237  4.81%   2,583    140  5.42%
Overnight
 Deposits(3)    2,638    133  5.04%   3,339    185  5.54%           N/A
Other
 Securities(4)  1,254     85  6.78%   1,270     82  6.46%   1,168     79  6.76%

  TOTAL       217,592 17,036  7.83% 209,211 17,388  8.31% 197,318 17,133  8.68%

INTEREST-BEARING LIABILITIES

Savings
 Deposits      32,748    756  2.31%  30,840    807  2.62%  31,907    877  2.75%
 NOW and Money
  Market Funds 51,850  1,656  3.19%  44,916  1,565  3.48%  39,337  1,397  3.55%
Time Deposits  94,694  4,865  5.14%  98,181  5,496  5.60%  94,751  5,304  5.60%
Other Borrowed
 Funds          4,059    203  5.00%   4,060    198  4.88%   4,061    245  6.03%
Repurchase
 Agreements(5)  1,305     52  3.98%      93      4  4.30%           N/A
Subordinated
 Debentures        20      2 11.00%      48      5 10.42%     107     11 10.28%

   TOTAL      184,676  7,534  4.08% 178,138  8,075  4.53% 170,163  7,834  4.60%

Net Interest Income    9,502                 9,313                 9,299
Net Interest Spread(6)        3.75%                 3.78%                 4.08%
Interest Differential(7)      4.37%                 4.45%                 4.71%

<f01>  Included in net loans are non-accrual loans with an average balance of
       $1,894,097 for 1999, $2,004,438 for 1998, and $1,750,037 for 1997.

<f02>  Income on investment securities of state and political subdivisions is stated on a tax equivalent basis (assuming a 34% rate). The amount of adjustment was $314,301 in 1999, $316,232 in 1998, and $315,855 in 1997.

<f03>  Overnight deposits refers to the BankBoston sweep account established during the first half of 1998 as another means of selling funds overnight.

<f04>  Included in other securities are taxable industrial development bonds
       (VIDA), with income of $5,443 for 1999, $7,549 for 1998, $8,440 for 1997.

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

               CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income for the years 1999,
1998, 1997, and 1996 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.
 (Dollars in Thousands)
               1999  vs.  1998       1998  vs.  1997       1997  vs.  1996
RATE VOLUME    Variance(1)           Variance(1)           Variance(1)
                Due to      Total     Due to      Total     Due to      Total
               Rate  Volume Variance Rate  Volume Variance Rate  Volume Variance

Income-Earning Assets

Loans(2)       (660)  (62)  (722)    (305)  195   (110)    (197)  689    492
Taxable
 Investment
 Securities    (107)  626    519     (107)  186     79       28    (6)    22
Tax-Exempt
 Investment
 Securities (3) (62)   56     (6)     (69)   70      1      (29) (156)  (185)
Federal Funds
 Sold             6  (100)   (94)     (30)  127     97        9  (115)  (106)
Overnight
 Deposits       (17)  (35)   (52)       0   185    185            N/A
Other Securities  4    (1)     3       (4)    7      3        1     0      1
 Total Interest
 Earnings      (836)  484   (352)    (515)  770    255     (188)  412    224

Interest-Bearing Liabilities

Savings
 Deposits      (101)   50    (51)     (42)  (28)   (70)     (56)  (11)   (67)
NOW and Money
 Market Funds  (151)  242     91      (30)  198    168      (53)  (73)  (126)
Time Deposits  (452) (179)  (631)       0   192    192     (294)  (83)  (377)
Other Borrowed
 Funds            5     0      5      (47)    0    (47)     (42)  280    238
Repurchase
 Agreements      (4)   52     48        0     4      4            N/A
Subordinated
 Debentures       0    (3)    (3)       0    (6)    (6)       1   (11)   (10)
 Total Interest
 Expense       (703)  162   (541)    (119)  360    241     (444)  102   (342)

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
(Dollars in Thousands)
                                    1999        1998        1997

U.S. Treasury Obligations:
  Available-for-Sale                28,982      20,590       8,039
  Held-to-Maturity                   6,650      15,562      22,491
U.S. Agency Obligations             11,127       4,582       1,631
Obligations of State &
  Political Subdivisions            12,110       9,734      10,004
Restricted Equity Securities         1,142       1,142       1,100

  Total Investment Securities       60,011      51,610      43,265

The following is an analysis of the maturities and yields of investment securities as defined:
 (Available for Sale; fair value, Held to Maturity; book value)
    December 31,                    1999           1998            1997

U.S. Treasury & Agency Obligations
                                  Fair    Ave.   Fair    Ave.    Fair    Ave.
Available for Sale                Value   Yield  Value   Yield   Value   Yield
Due within 1 year                  9,993  5.96%       0  0.00%    2,993  6.08%
Due after 1 year within 5 years   18,989  6.27%  20,590  6.16%    5,046  6.12%
   Total                          28,982  6.17%  20,590  6.16%    8,039  6.10%
                                  Book    Ave.   Book    Ave.    Book    Ave.
Held to Maturity                  Value   Yield  Value   Yield   Value   Yield
Due within 1 year                  1,000  6.38%  14,634  6.51%    8,965  5.78%
Due after 1 year within 5 years   14,824  5.30%   5,510  5.78%   15,157  5.69%
Due after 5 years within 10 years  1,953  6.93%       0  0.00%        0  0.00%
   Total                          17,777  5.54%  20,144  6.31%   24,122  5.72%
Obligations of State &
Political Subdivisions(1)
                                  Book    Ave.   Book    Ave.    Book    Ave.
                                  Value   Yield  Value   Yield   Value   Yield
Due within 1 year                  8,738  6.40%   6,473  6.58%    6,624  7.94%
Due after 1 year within 5 years    1,507  7.18%   1,522  7.58%    1,543  7.91%
Due after 5 years within 10 years    600  7.78%     392  8.03%      363  8.03%
Due after 10 years                 1,265  9.76%   1,347  9.65%    1,474  9.67%
   Total                          12,110  6.92%   9,734  7.21%   10,004  8.19%

Restricted Equity Securities

Total Restricted Equity Securities 1,142  6.00%   1,142  6.00%   1,100  6.76%

<f01>  Income on Obligations of State and Political Subdivisions is stated
       on a tax equivalent basis assuming a 34 percent tax rate. Also included are taxable industrial development bonds (VIDA) with a fair value of $92,828 as of December 31, 1999, $123,546 as of December 31, 1998, and $150,235 as of December 31, 1997 with respective yields of 5.23%, 4.76%, and 5.55%.

LOAN PORTFOLIO

The following table reflects the composition of the Company's loan portfolio for years ended December 31:
(Dollars in Thousands)
            1999           1998           1997           1996           1995
            TOTAL   % OF   TOTAL   % OF   TOTAL   % OF   TOTAL  % OF    TOTAL
% OF
            LOANS   TOTAL  LOANS   TOTAL  LOANS   TOTAL  LOANS  TOTAL   LOANS
TOTAL
Real Estate Loans
 Construction & Land
 Development  1,620  1.06%   2,025  1.37%   1,091  0.73%   1,432  0.98%     912
 0.66%
 Farm Land    3,229  2.11%   2,634  1.78%   2,093  1.39%   2,148  1.48%   1,814
 1.32%
 1-4 Family
 Residential 98,439 64.22%  98,407 66.34%  98,743 65.78%  94,393 64.83%  91,104
66.38%
 Commercial
 Real Estate 21,223 13.85%  19,555 13.18%  19,992 13.32%  20,602 14.15%  18,646
13.59%
Loans to Finance
 Agricultural
 Production     661  0.43%     829  0.56%   1,354  0.90%   1,222  0.84%   1,127
 0.82%
Commercial &
 Industrial  11,527  7.52%   8,767  5.91%   7,759  5.17%   7,084  4.87%   6,749
 4.92%
Consumer
 Loans       16,344 10.66%  16,008 10.79%  18,943 12.62%  18,556 12.74%  16,578
12.08%
All Other Loans 236  0.15%     110  0.07%     141  0.09%     166  0.11%     310
 0.23%

Gross Loans 153,279   100% 148,335   100% 150,116   100% 145,603   100% 137,240
  100%
Less:
 Reserve for
 Loan Losses (1,715)-1.12%  (1,659)-1.12%  (1,502)-1.00%  (1,401)-0.96%  (1,519)
-1.11%
 Deferred
 Loan Fees     (891)-0.58%    (849)-0.57%    (867)-0.58%    (904)-0.62%    (909)
-0.66%
Net Loans   150,673 98.30% 145,827 98.31% 147,747 98.42% 143,298 98.42% 134,812
98.23%

MATURITY OF LOANS

The following table shows the estimated maturity of loans (excluding residential properties of 1 - 4 families, consumer loans and other loans) outstanding as of December 31, 1999.
Fixed Rate Loans				Maturity Schedule
                                    Within      1 - 5     After
                                    1 Year      Years     5 years    Total

Real Estate
 Construction & Land Development     1,420          0          0      1,420
 Secured by Farm Land                   15         15        858        888
 Commercial Real Estate                151        501      5,083      5,735
Loans to Finance
 Agricultural Production                17        170          0        187
Commercial & Industrial Loans          323      5,587      1,257      7,167

     Total                           1,926      6,273      7,198     15,397
Variable Rate Loans
                                    Within     1 - 5      After
                                    1 Year     Years      5 years    Total

Real Estate
 Construction & Land Development       200         0           0        200
 Secured by Farm Land                2,063       278           0      2,341
 Commercial Real Estate             10,202     5,286           0     15,488
Loans to Finance
 Agricultural Production               283       191           0        474
Commercial & Industrial Loans        3,637       723           0      4,360

     Total                          16,385     6,478           0     22,863

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for each of the last five years.
(Thousands of Dollars)
December 31,                     1999     1998     1997     1996     1995

Loans Outstanding
 End of Period                   153,279  148,335  150,116  145,603  137,240
Ave. Loans Outstanding
 During Period                   147,128  147,830  145,778  138,635  131,879
Loan Loss Reserve,
 Beginning of Period               1,659    1,502    1,401    1,519    1,708

Loans Charged Off:
 Real Estate                         227      177      191      116      198
 Commercial                           41       41      104       86       17
 Loans to Individuals                281      487      436      383      238
     Total                           549      705      731      585      453

Recoveries:
 Real Estate                          10       65       12       18        5
 Commercial                            8       17       27       16       20
 Loans to Individuals                 90      120      133       68      119
     Total                           108      202      172      102      144

Net Loans Charged Off                441      503      559      483      309
Provision Charged to Income          497      660      660      365      120

Loan Loss Reserve, End of Period   1,715    1,659    1,502    1,401    1,519

Net Losses as a Percent
 of Ave. Loans                     0.30%    0.34%    0.38%    0.35%    0.23%
Provision Charged to Income as
 a Percent of Average Loans        0.34%    0.45%    0.45%    0.26%    0.09%
At End of Period:
 Loan Loss Reserve as a Percent
 of Outstanding Loans              1.12%    1.12%    1.00%    0.96%    1.11%

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
December 31,      1999   %    1998   %    1997   %    1996   %     1995   %

Domestic
 Residential
 Real Estate        421   25%   559   33%   362   24%   490   35%    265   17%
 Commercial         372   22%   475   29%   645   43%   307   22%    631   42%
 Loans to
 Individuals        356   21%   448   27%   487   32%   395   28%    485   32%
Unallocated         566   33%   177   11%     8    1%   209   15%    138    9%

     Total        1,715  100% 1,659  100% 1,502  100% 1,401  100%  1,519  100%

NON-ACCURAL, PAST DUE, AND RESTRUCTURED LOANS

The following table summarizes the bank's past due, non-accrual, and restructured loans:
(Dollars in Thousands)
December 31,                              1999    1998    1997    1996   1995

Accruing Loans Past Due 90 Days or More:
  Consumer                                   77      53     121      36     28
  Commercial                                  0     119      19       5     15
  Real Estate                               732     246     211     360    249
    Total Past Due 90 Days or More          809     418     351     401    292

Non-accrual Loans                         1,758   2,228   1,486   1,255  1,389
Restructured Loans (incl. non-accrual)        0     126     136     506    359
Total Non-accrual, Past Due
  and Restructured Loans                  2,567   2,772   1,973   2,162  2,040
Other Real Estate Owned                     435     542   1,089     663    761

     Total Non Performing Loans           3,002   3,314   3,062   2,825  2,801

Percent of Gross Loans                    1.96%   2.23%   2.04%   1.94%  2.04%
Reserve Coverage of Non performing Loans 57.13%  50.06%  49.05%  49.59% 54.23%

 When a loan reaches non-accrual status, it is determined that future collection of interest and principal is doubtful. At this point, the Company's policy is to reverse the accrued interest and to discontinue the accrual of interest until the borrower clearly demonstrates the ability to resume normal payments. Our portfolio of non-accrual loans for the years ended 1999, 1998, 1997, 1996, and 1995 are made up primarily of commercial real estate loans and residential real estate loans. Management does not anticipate any substantial effect to future operations if any of these loans are liquidated. Although interest is included in income only to the extent received by the borrower, deferred taxes are calculated monthly, based on the accrued interest of all non-accrual loans. This accrued interest amounted to $398,006 in 1999, $363,713 in 1998, $216,770 in 1997, $309,388 in 1996, and $256,754 in
1995. The Company had total foreign loans of less than one percent in 1999, and has no concentration in any industrial category.

DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for the last three years. (Dollars in Thousands)

                                        December 31,
                                 1999              1998            1997
                            Amount    Rate    Amount    Rate    Amount   Rate
Non-Interest Bearing
 Demand Deposits             23,619   0.00%    20,857   0.00%    18,694  0.00%
NOW & Money Market Funds     51,850   3.19%    44,916   3.48%    39,337  3.55%
Savings Deposits             32,748   2.31%    30,840   2.62%    31,907  2.75%
Time Deposits                94,694   5.14%    98,181   5.60%    94,751  5.60%
   Total Deposits           202,911   3.59%   194,794   4.04%   184,689  4.10%

Increments of maturity of time certificates of deposit and other time deposits of $100,000 or more issued by domestic offices outstanding on December 31, 1999 are summarized as follows:

                                       Time Certificates
    Maturity Date                      of Deposit
    3 Months or Less                   1,679
    Over 3 through 6 Months            5,190
    Over 6 through 12 Months           3,814
    Over 12 Months                     5,211
          Total                       15,894

RETURN ON EQUITY AND ASSETS

The following table shows consolidated operating and capital ratios of the Company for each of the last three years.
                                               December 31,
                                         1999      1998      1997
Return on Average Assets                  1.01%     0.99%     1.02%
Return on Average Equity                 10.65%    10.49%    10.69%
Dividend Payout Ratio                    89.40%    83.69%    77.02%
Ave. Equity to Ave. Assets Ratio          9.47%     9.45%     9.57%

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

The Bank's main offices are located in a two-story brick building on U.S. Route 5 in Derby, Vermont. The main banking lobby and adjacent offices were constructed in 1972, expanded in 1978, and the most recent expansion was completed in July 1993, providing us with a total of 15,000 square feet at this location. The main office is equipped with a drive-up facility as well as an Automated Teller Machine (ATM). Computer and similar support equipment is also located in the main office building. The building previously housing our computer equipment currently houses an office for employees of the Bank's Administrative department, and also serves as a conference center for the Bank as well as various non-profit organizations, free of charge, upon request.

The Bank owns the Derby Line office located on Main Street in a renovated bank building. The facility consists of a small banking lobby containing approximately 200 square feet and a walk-up window area. Recently, the walk-up window area was removed, and in its place, an ATM was installed. Now all seven offices of the Bank are equipped with an ATM.

The Island Pond office is located in the renovated "Railroad Station" acquired by the town of Brighton in 1993. The Bank leases approximately two-thirds of the downstairs including a banking lobby, a drive-up window, and an ATM. The other portion of the downstairs is occupied by an information center, and the upstairs section houses the Island Pond Historical Society.

The Barton office is located on Church Street, in a renovated facility. This office is equipped with a banking lobby, a drive-up window, and an ATM, making most deposit and withdrawal transactions possible at this branch 24 hours a day. The facility is leased from Dean M. Comstock, who is a member of the Bank's Barton Advisory Committee. The lease was entered into in 1985 and provides a fifteen-year term. It is anticipated that the lease will be renewed.

The Bank occupies condominium space in the state office building on Main Street in Newport to house its Newport office. The Bank occupies approxi-mately 3,084 square feet on the first floor of the building for a full service banking facility equipped with a remote drive-up facility and an ATM. In addition, the Bank owns approximately 4,400 square feet on the second floor housing our trust department, marketing department, and an office for our public relations coordinator, with room for future expansion.

The Bank's Troy office is located in a new facility, which was leased for a few years and then purchased in 1992 from Tom and Eleanor Watts. The bank currently occupies 2,200 square feet, and leases additional space to another business. An ATM is available in this office to provide the same type of limited 24-hour accessibility as all other offices.

The St. Johnsbury office is located at the corner of the I-91 Access Road and Route 5 in the town of St. Johnsbury. The Bank occupies approximately 2,250 square feet in the front of the Price Chopper building. Fully equipped with an Automatic Teller Machine and a drive-up window, this office operates as a full service banking facility. The Bank leases this space from Murphy Realty of St. Johnsbury. Peter Murphy is President of Murphy Realty, and is a member of the Bank's St. Johnsbury Advisory Committee.

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


Item 4.  Submission of Matters to a Vote of Security Holders

None.


PART II.

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

Common Stock Performance by Quarter

Incorporated by reference to Page 40 of the Annual Report to Shareholders for fiscal year 1999.

Item 6.  Selected Financial Data

Following pages


SELECTED FINANCIAL DATA
(Not covered by Report of Independent Public Accountants)
(Dollars in thousands, except per share data)
Year Ended December 31,      1999      1998      1997      1996      1995
Total Interest Income           16,723    17,072    16,817    16,532    15,406
Less:
Total Interest Expense           7,535     8,077     7,834     8,177     8,248
  Net Interest Income            9,188     8,995     8,983     8,355     7,158
Less:
Provision for Loan Losses          497       660       660       365       120

Other Operating Income           1,759     1,586     1,336     1,281     1,181
Less:
Other Operating Expense          7,330     7,021     6,759     6,397     5,943
  Income Before Income Taxes     3,120     2,900     2,900     2,874     2,276
Less:
Applicable Income Taxes (1)        786       710       755       654       324

  Net Income                     2,334     2,190     2,145     2,220     1,952

Per Share Data: (2)

Earnings per Share                0.71      0.68      0.69      0.74      0.68
Cash Dividends Declared           0.64      0.60      0.56      0.52      0.48
Weighted Average Number of
 Common Shares Outstanding   3,309,375 3,229,702 3,125,270 3,005,843 2,881,424
Number of Common Shares
 Outstanding                 3,358,507 3,266,508 3,165,821 3,049,798 2,933,784

Balance Sheet Data:

Net Loans                      150,673   145,827   147,747   143,298   134,812
Total Assets                   232,216   225,051   213,001   205,536   197,382
Total Deposits                 201,843   197,797   187,580   183,854   178,884
Total Liabilities              210,035   203,049   192,521   186,425   179,801
Borrowed Funds                   4,075     4,080     4,164       235       330
Total Shareholders' Equity      22,181    22,002    20,480    19,111    17,580

<f01> Applicable Income Taxes above includes the income tax effect, assuming a 34% tax rate, on securities gains (losses), which totaled $0 in each 1999, 1998, 1997, $(656) in 1996, and $6,272 in 1995.
<f02> All per share data for prior calendar years have been restated to reflect a 5% stock dividend paid in the first quarter of 1999. A 100% stock dividend was paid on June 1, 1998, requiring restatement of per share data for the calendar years 1997, 1996, and 1995. Additionally, a 5% stock dividend was declared payable during the first quarter of 1997, requiring restatement of per share data for the 1996 and 1995 calendar years.

                    QUARTERLY RESULTS OF OPERATIONS

The following is an unaudited summary of the quarterly results of operations for the years ended December 31, 1999, 1998 and 1997.
(Dollars in thousands, except per share data)
     1999                    MAR. 31     JUNE 30     SEPT. 30     DEC. 31

Interest Income              4,050       4,203       4,248        4,221
Interest Expense             1,872       1,889       1,897        1,876
Net Interest Income          2,178       2,314       2,351        2,345
Provisions For Loan Losses     150         150         115           82
Other Operating Expenses     1,847       1,829       1,826        1,827
Income Before Taxes            554         785         814          967
Applicable Income Taxes        143         219         210          214
Net Income                     411         566         604          753

Net Income Per Share(1):      0.13        0.17        0.18         0.23

     1998

Interest Income              4,225       4,207       4,325        4,315
Interest Expense             1,990       2,053       2,045        1,989
Net Interest Income          2,235       2,154       2,280        2,326
Provisions For Loan Losses     200         160         150          150
Other Operating Expenses     1,810       1,761       1,768        1,730
Income Before Taxes            522         747         744          888
Applicable Income Taxes        114         189         182          226
Net Income                     408         558         562          662

Net Income Per Share(1):      0.13        0.17        0.17         0.21

     1997

Interest Income              4,040       4,172       4,253        4,352
Interest Expense             1,897       1,924       1,999        2,014
Net Interest Income          2,143       2,248       2,254        2,338
Provisions For Loan Losses     205         105         215          135
Other Operating Expenses     1,529       1,685       1,815        1,761
Income Before Taxes            695         832         576          798
Applicable Income Taxes        175         220         125          236
Net Income                     520         612         451          562

Net Income Per Share (1):     0.17        0.20        0.14         0.18

<f01>  All per share data for 1998 and 1997 restated to reflect a 5% stock dividend paid during the first quarter of 1999. Per share data for all 1997 quarters and the first quarter of 1998 restated to reflect a 100% stock dividend paid on June 1, 1998.

          CAPITAL RATIOS
Community Bancorp. and Subsidiaries
(Dollars in Thousands)
                                                                     ANNUAL
                                                                   GROWTH RATE
   At December 31,                     1999     1998     1997    99/'98 98/'97

Total Assets                           232,216  225,051  213,001  3.18%   5.66%
LESS:  Goodwill (3)                        297      320      343
Allowance for Possible Loan Losses       1,715    1,659    1,502  3.38%  10.45%
   Total Adjusted Assets               233,634  226,390  214,160  3.20%   5.71%

Gross Risk-Adjusted Assets             111,995  107,450  106,298  4.23%   1.08%
Allowance for Loan Loss over limit (2)     315      316      173 -0.32%  82.66%
   Total Risk-Adjusted Assets          111,680  107,134  106,125  4.24%   0.95%

Shareholders' Equity                    22,181   22,002   20,480  0.81%   7.43%
LESS:
  Valuation Allowance for Securities      (247)     236       34
  Intangible Assets(3)                     319      339      352
  Total Adjusted Tier 1 Capital (1)     22,109   21,427   20,094  3.18%   6.63%

Eligible Discounted Subordinated Debt       16       16       42  0.00% -61.90%
Max. Allowance for Possible
 Loan Losses (2)                         1,400    1,343    1,329  4.24%   1.05%
  Total Capital (Tier II)               23,525   22,786   21,465  3.24%   6.15%

                                                1999        1998        1997

Tier l Capital/Total Adjusted Assets             9.46%       9.46%       9.38%
Tier ll Capital/Total Adjusted Assets           10.07%      10.06%      10.02%
Tier l Capital/Total Risk-Adjusted Assets       19.80%      20.00%      18.93%
Tier ll Capital/Total Risk-Adjusted Assets      21.06%      21.27%      20.23%

<f01>  Net unrealized holding gains and losses on available-for-sale securities are excluded from common stockholders' equity for regulatory capital purposes. However, National Banks continue to deduct unrealized losses on equity securities in their computation of Tier I Capital.

<f02>  The maximum allowance for possible loan losses used in calculating primary (Tier ll) capital is the lower of the period end allowance for possible loan losses or 1.25% of gross risk - adjusted assets, as implemented by regulatory capital guidelines.

<f03>  Included in the 1999, 1998 and 1997 balances of intangible assets are $296,974, $319,818 and $342,662, respectively, in goodwill associated with the acquisition of Liberty Savings Bank. Excess mortgage servicing rights totaling $21,817, $18,706, and $9,452 for 1999, 1998, and 1997, respectively, comprise the balance of intangible assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to Pages 27-35 of the Annual Report to Shareholders for fiscal year 1999.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to Pages 29 - 31 of the Management's Discussion of the Annual Report to Shareholders for the fiscal year 1999.

Item 8.  Financial Statements and Supplementary Data

The financial statements and related notes of Community Bancorp. and Subsidiaries are incorporated herein by reference from the Company's annual report to shareholders for the fiscal year 1999, Page 12 through
Note 24 on Page 27.

Item 9.  Disagreements on Accounting and Financial Disclosures

Inapplicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant

Incorporated by reference to Pages 3, 4 and 9 of the Company's Proxy Statement for the Annual Meeting of Shareholders on May 2, 2000.

Item 11.  Executive Compensation

Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders on May 2, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders on May 2, 2000.


Item 13.  Certain Relationships and Related Transactions

Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders on May 2, 2000 and incorporated by reference to the Annual Report to the shareholders for the fiscal year 1999, Page 23,
Note 16.


PART IV.

Item 14.  Financial Statement Schedules, Exhibits and Reports on Form 8-K

(a) (1) and (2)  Financial Statements

Financial statements are incorporated by reference to the Annual Report to the shareholders for the fiscal year 1999.

(a) (3)  Exhibits

The following exhibits are incorporated by reference:

Exhibit 3(i) - Restated Articles of Association filed as Exhibit 1 to the Company's current report of Form 8-K filed with the Commission on September
8, 1998.
Exhibit 3(ii)- By-laws of Community Bancorp. are incorporated by reference to Community Bancorp.'s Registration Statement dated May 20, 1983 (Registration No.2-83166).
Exhibit 4 - Indenture dated August 1, 1984 between Community Bancorp. and Community National Bank as trustee, relating to $750,000 in principal amount of 11% Convertible Subordinated Debentures due 2004 is incorporated by reference to Community Bancorp.'s Registration Statement dated July 11,
1984 (Registration No. 2-92147).
Exhibit 10(iii) - Officer Incentive Plan* is incorporated by reference to page 11-12 of the Company's Proxy Statement for the Annual Meeting of Shareholders on May 2, 2000.
Exhibit 13 - Portions of the Annual Report to Shareholders of Community Bancorp. for Year Ended December 31, 1999, specifically mentioned in this report, incorporated by reference.
Exhibit 27 - Financial Data Schedule is incorporated by reference to the EDGAR Version of the form 10-K for the fiscal year 1999 file with the SEC.

The following exhibits are filed as part of this report:

Exhibit 10(i) - Directors Deferred Compensation Plan*
Exhibit 10(ii) - Description of Supplemental Retirement Plan*
Exhibit 11 - Computation of Per Share Earnings
Exhibit 21 - Subsidiaries of Community Bancorp.
Exhibit 23 - Consent of A.M. Peisch & Company

(b)  Reports on Form 8-K

	None


[FN]
<f*>Denotes compensatory plan or arrangement.


Exhibit 10(i)

                        DEFERRED COMPENSATION PLAN


   Pursuant to due authorization by their Boards of Directors, Community Bancorp. and Community National Bank, hereby constitute, establish and adopt the following Deferred Compensation Plan:

  I.  Definitions:
   The following words and terms as used in this Plan shall have the meaning set forth below, unless a different meaning is clearly required by the context:
  (A) "Plan" means the Deferred Compensation Plan for Directors of Community Bancorp. and/or Community National Bank as set forth herein, or as amended from time to time.
  (B) "Effective date of this Plan" means 01/01/95.
  (C)  The word "Bank" shall mean the Community National Bank.
  (D) The words "Boards of Directors" shall mean the Board of Directors of Community Bancorp. and/or the Bank.
  (E) The word "Director" means any duly elected or appointed member of the Board of Directors of Community Bancorp. or Community National Bank.
  (F) The words "member" and "participant" shall mean any Director who has chosen to participate and has qualified for membership in this Plan as hereinafter provided.
  (G) The word "compensation" shall mean the usual fees, as established from time to time by Community Bancorp. and/or the Bank and paid to a Director in consideration of services performed as a Director including attendance at meetings of the Board of Directors, Advisory Boards, or other committees, but shall not include fees for appraisals.

  (H) "Election to defer" shall mean a written statement signed by a Director indicating the desire to participate in the Plan and the extent to which he or she intends to participate.

  II.  Eligibility:

   Any duly elected or appointed member of the Board of Directors of Community Bancorp. and/or Community National Bank shall be eligible for participation in the Plan.
   A Director shall become a participant in the Plan by signing an "Election to Defer", a specimen of which is attached to and made a part of this Plan.
   A participant's membership in the Plan shall take effect on:
  (1) the effective date of the Plan, if the participant has executed an Election to Defer before the effective date of the Plan;
  (2) immediately, if a Director executes an Election to Defer before earning any compensation as a Director; or
  (3) in all other cases on the first day of the month following the month in which the Election to Defer is executed.
   Membership in the Plan shall continue from month to month unless and until a member indicates in writing the desire to refrain from future participation in the Plan. Notification of a desire to refrain from future participation in the Plan shall apply only to fees and compensation to be earned by a Director after receipt of such notification; in no event shall such notification have the effect of altering the manner of payment of fees or compensation deferred pursuant to the Plan prior to receipt by the Deferred Compensation Committee of such notification.
   A participant in the Plan may at any time execute an amended Election to Defer, changing the percentage of compensation to be deferred in the future, changing the beneficiary named to receive the deferred compensation in the event of his or her death, or specifying a different time of payment or schedule of payment of compensation.
  III.  Deferral of Compensation:
   A participant in the Plan may elect to defer all or any portion of the fees to be earned by his or her services as a Director, including attendance at meetings of the Board of Directors, Advisory Boards, or of other committees, (but not fees earned for appraisals, if any). The balance of any compensation earned by the participant and not deferred shall be payable in the year earned. The amounts deferred will be credited the participant at such time as they would have been payable had the participant not elected to become a member of the Plan but the account will not be funded. Neither the Bancorp. nor the Bank will set aside any money, in trust or otherwise, to guarantee payment of any credits to the participant's account, but shall make payments, when due, out of the Company's or Bank's general corporate funds.
  IV.  Payment of Deferred Compensation:
   Compensation and fees, deferred pursuant to the Plan, and interest accumulated thereon, shall be paid to a participant or to the designated beneficiary in the event of death, at the time specified by the participant in the Election to Defer. Payments may be made in a lump sum, or in annual installments, as specified in the Election to Defer. Interest shall accumulate and be credited to each participant's account at the rate in effect for the Bank's 3-year Certificate of Deposit, or if no such Certificate of Deposit is offered, at a rate determined by the Boards of Directors, which rate may be changed from time to time, at the discretion of said Boards.
  V.  Amendment:
   This Plan may be amended any time and from time to time by the Boards of Directors, provided, however, that no amendment shall cause or permit any amount already credited to a member's account to be reduced or diminished.
  VI.  Miscellaneous:
   No credits made to the account of a member of this Plan shall be subject in any way to anticipation, alienation, sale, transfer, pledge, or voluntary or involuntary attachment or encumbrance of any kind by a creditor of a participant hereof; and any attempts to anticipate, alienate, sell, transfer, assign, pledge or otherwise encumber any such credit, whether presently or thereafter payable, shall be void. Deferrals shall remain subject to the claims of any general creditors of Community National Bank and/or Community Bancorp.

This Plan shall take effect as of 01/01/95.

   IN WITNESS WHEREOF, the Community Bancorp. and Community National Bank have caused this Deferred Compensation Plan to be executed and attested on their behalf by its officer thereunto duly authorized this 10th day of January, 1995.

                                            COMMUNITY BANCORP.


                                            By:


                                            COMMUNITY NATIONAL BANK


                                            By:

                          ELECTION TO DEFER

   The undersigned Director of Community Bancorp. and/or Community National Bank hereby elects to participate in the Deferred Compensation Plan effective as of January 1, 1995.
  Percentage of total fees and compensation to be deferred: ____%.
  Payment of deferred compensation to commence on the first to occur of the following:
  _____ Termination of duties as Director.
  _____ Attainment of the age of __ years.
  _____ Incapacitating disability.
  _____ Personal financial hardship
  (check any options elected)
  Payment will commence at the participant's death in any event, whether or not participant has elected any of the above options.
  Payment to be made to participant as follows:
  _____ Lump sum.
  _____ in equal _________ installments of ________________________________, commencing on the first day of the month after said sums first become payable and thereafter _______ until paid in full.
  (indicate option chosen)
Beneficiary:
  Payments to be made to beneficiary as follows:
  _____ Lump sum.
  _____ in equal monthly installments of _____________________________, commencing on the first day of the month after said sums first become payable and thereafter monthly until paid in full.
   (In the event the designated beneficiary has predeceased the participant, payment will be made to the estate of the participant.)
Signed this _____ day ________________, 19____, at ______________, Vermont.

                                                   _______________________


Exhibit 10(ii)

Description of Supplemental Retirement Plan

   The Board of Directors adopted a Supplemental Retirement Plan for Mr. White and the other Executive Officers of the Bank to replace estimated benefits lost as a result of the previous termination of the Bank's defined benefit pension plan. The plan is intended to provide an annual benefit at retirement approximating 75% of the average annual bonus received by the officer. It is estimated that this benefit, combined with the projected benefits under the Bank's 401(k) plan, will be approximately equal to the benefit that would have been provided to the Executive Officers under the terminated defined benefit pension plan. Benefit payments will be funded by annual contributions to a rabbi trust.

Exhibit 11
                           COMMUNITY BANCORP.
                       PRIMARY EARNINGS PER SHARE

For The Fourth Quarter Ended December 31, 1999        1998        1997

Net Income                                  $753,166    $662,614    $562,499
Average Number of Common
 Shares Outstanding.                       3,358,506   3,266,510   3,165,681
Earnings Per Common Share                      $0.23       $0.21       $0.18

For the Years Ended December 31,          1999        1998        1997

Net Income                                $2,334,358  $2,190,374  $2,145,395
Average Number of Common
 Shares Outstanding.                       3,309,375   3,229,702   3,125,270
Earnings Per Common Share                      $0.71       $0.68       $0.69

All 1998 and 1997 per share data restated to reflect a 5% stock dividend paid on February 1, 1999, and a 100% stock dividend paid on June 1, 1998.

             GRAPHICS                       GRAPHICS

Exhibit 11 (cont'd.)

                           COMMUNITY BANCORP.
                    FULLY DILUTED EARNINGS PER SHARE
For The Fourth Quarter Ended December 31, 1999        1998        1997

Net Income                                  $753,166   $662,614   $562,499
Adjustments to Net Income (Assuming Conversion
 of Subordinated Convertible Debentures).        363         363       1,639
Adjusted Net Income                         $753,530    $662,978    $564,138

Average Number of Common Shares
 Outstanding.                              3,358,506   3,266,510   3,165,681
Increase in Shares (Assuming Conversion of
 Subordinated Convertible Debentures).         8,557       8,557      28,167
Average Number of Common Shares Outstanding
 (Fully Diluted).                          3,367,063   3,275,067   3,193,848
Earnings Per Common Share
 Assuming Full Dilution.                       $0.23       $0.21       $0.18
For the Years Ended December 31,          1999        1998        1997

Net Income                                $2,334,358  $2,190,374  $2,145,395
Adjustments to Net Income (Assuming Conversion
 of Subordinated Convertible Debentures).      1,452       3,034       7,583
Adjusted Net Income                       $2,335,810  $2,193,408  $2,152,978
Average Number of Common
 Shares Outstanding.                       3,309,375   3,229,702   3,125,270
Increase in Shares (Assuming Conversion of
 Subordinated Convertible Debentures).         8,557      16,691      33,933
Average Number of Common Shares Outstanding
 (Fully Diluted).                          3,317,933   3,246,393   3,159,203
Earnings Per Common Share Assuming
 Full Dilution.                                $0.71       $0.68       $0.69

All 1998 and 1997 per share data restated to reflect a 5% stock dividend paid on February 1, 1999, and a 100% stock dividend paid on June 1, 1998.

             GRAPHICS                        GRAPHICS


Exhibit 21

Community Bancorp.'s subsidiaries include Community National Bank, a banking corporation incorporated under the Banking Laws of The United States, and Liberty Savings Bank, a New Hampshire guaranty savings bank.

             CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Community Bancorp. of our report dated January 6, 2000, included in the 1999 Annual Report to Shareholders of Community Bancorp.

We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-18535) pertaining to the Community Bancorp. Dividend Reinvestment Plan and in the Registration Statement (Form S-8 No. 33-44713) pertaining to the Community Bancorp. Retirement Savings Plan of our Report dated January 6, 2000, with respect to the consolidated financial statements incorporated herein by reference of Community Bancorp. included
In the Annual Report (Form 10-K) for the year ended December 31, 1999.

/s/ A.M. Peisch & Company
March 28, 2000
St. Johnsbury, Vermont
VT Reg. No. 92-0000102

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        COMMUNITY BANCORP.


BY: /s/ Richard C. White                        Date: March 28, 2000
   Richard C. White, President
   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Stephen P. Marsh                        Date: March 28, 2000
   Stephen P. Marsh, Treasurer
   and Chief Financial and
   Accounting Officer
COMMUNITY BANCORP. DIRECTORS

/s/ Thomas E. Adams                             Date: March 28, 2000
Thomas E. Adams

/s/ Jacques R. Couture                          Date: March 28, 2000
Jacques R. Couture

/s/ Elwood G. Duckless                          Date: March 28, 2000
Elwood G. Duckless

/s/ Michael H. Dunn                             Date: March 28, 2000
Michael H. Dunn

/s/ Rosemary M. Lalime                          Date: March 28, 2000
Rosemary M. Lalime

/s/ Marcel Locke                                Date: March 28, 2000
Marcel Locke

/s/ Stephen P. Marsh                            Date: March 28, 2000
Stephen P. Marsh

/s/ Anne T. Moore                               Date: March 28, 2000
Anne T. Moore

/s/ Dale Wells                                  Date: March 28, 2000
Dale Wells

/s/ Richard C. White                            Date: March 28, 2000
Richard C. White