Form 10-K/A
period 1999-12-31
COMMUNITY BANCORP /VT
filed 2000-04-21
CIK 718413

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

(a) (3)  Exhibits

The following exhibits are incorporated by reference:

Exhibit 3(i) - Restated Articles of Association filed as Exhibit 1 to the Company's current report of Form 8-K filed with the Commission on September
8, 1998.
Exhibit 3(ii)- By-laws of Community Bancorp. are incorporated by reference to Community Bancorp.'s Registration Statement dated May 20, 1983 (Registration No.2-83166).
Exhibit 4 - Indenture dated August 1, 1984 between Community Bancorp. and Community National Bank as trustee, relating to $750,000 in principal amount of 11% Convertible Subordinated Debentures due 2004 is incorporated by reference to Community Bancorp.'s Registration Statement dated July 11,
1984 (Registration No. 2-92147).
Exhibit 10(iii) - Officer Incentive Plan* is incorporated by reference to page 11-12 of the Company's Proxy Statement for the Annual Meeting of Shareholders on May 2, 2000.
Exhibit 13 - Portions of the Annual Report to Shareholders of Community Bancorp. for Year Ended December 31, 1999, specifically mentioned in this report, incorporated by reference.
Exhibit 27 - Financial Data Schedule is incorporated by reference to the EDGAR Version of the form 10-K for the fiscal year 1999 filed with the SEC.

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