Form 10-Q
period 2000-03-31
COMMUNITY BANCORP /VT
filed 2000-05-11
CIK 718413

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

At May 2, 2000 there were 3,415,825 shares outstanding of the Corporation's common stock.

Total Pages - 22 Page

                       PART I.  FINANCIAL INFORMATION

                       Item 1.  Financial Statements

COMMUNITY BANCORP. AND SUBSIDIARIES
 Consolidated Balance Sheets
   ( Unaudited )
                                         March 31     December 31
                                         2000         1999

Assets
 Cash and due from banks                   6,519,095    9,928,586
 Federal funds sold and overnight deposits 2,174,043    2,787,558
  Total cash and cash equivalents          8,693,138   12,716,144
 Securities held-to-maturity (fair value
  $38,066,701 at 03/31/00, and $29,502,766
  at 12/31/99                             38,584,045   29,887,821
 Securities available-for-sale            20,911,875   28,982,188
 Restricted equity securities              1,141,650    1,141,650
 Loans held-for-sale                         671,355      660,423
 Loans                                   155,635,912  152,618,876
  Allowance for loan losses               (1,827,295)  (1,714,763)
  Unearned net loan fees                    (888,120)    (891,114)
   Net loans                             152,920,497  150,012,999
 Bank premises and equipment, net          4,209,283    4,322,697
 Accrued interest receivable               1,810,769    1,484,192
 Other real estate owned, net                536,733      434,694
 Other assets                              2,830,460    2,572,994
    Total assets                        $232,309,805 $232,215,802

Liabilities and Stockholders' Equity

Liabilities
 Deposits:
  Demand, non-interest bearing            25,342,165   25,727,709
  NOW and money market accounts           49,689,622   52,094,860
  Savings                                 33,853,663   32,854,357
  Time deposits, $100,000 and over        15,579,508   15,894,363
  Other time deposits                     74,449,755   75,271,591
    Total deposits                      $198,914,713 $201,842,880

 Borrowed funds                            4,055,000    4,055,000
 Repurchase agreements                     5,407,641    2,623,282
 Accrued interest and other liabilities    1,062,927    1,493,486
 Subordinated convertible debentures          20,000       20,000
    Total liabilities                   $209,460,281 $210,034,648

Stockholders' Equity
 Common stock - $2.50 par value;
  6,000,000 shares authorized and 3,417,069
  shares issued at 03/31/00 and 3,388,394
  shares issued at 12/31/99                8,542,671    8,470,985
 Additional paid-in capital               11,118,314   10,942,510
 Retained earnings                         3,896,590    3,462,966
 Accumulated other comprehensive income     (259,791)    (247,086)
 Less: treasury stock, at cost;
  29,891 shares at 03/31/00, and 29,887
  shares at 12/31/99                        (448,260)    (448,221)
    Total stockholders' equity           $22,849,524  $22,181,154

Total liabilities and
 stockholders' equity                   $232,309,805 $232,215,802

COMMUNITY BANCORP. AND SUBSIDIARIES
 Statements of Income
  ( Unaudited )
For The First Quarter Ended March 31,    2000         1999         1998

Interest income
 Interest and fees on loans               3,304,829    3,177,402    3,478,386
 Interest and dividends on investment securities
  U.S. Treasury securities                  471,069      545,279      457,196
  U.S. Government agencies                  208,533      128,299       20,419
  States and political subdivisions         142,745      113,531      143,183
  Dividends                                  20,571       19,722       18,564
 Interest on federal funds sold and
  overnight deposits                         29,476       66,147      106,702
    Total interest income                $4,177,223   $4,050,380   $4,224,450

Interest expense
 Interest on deposits                     1,733,293    1,819,944    1,941,022
 Interest on borrowed funds                  53,488       48,900       46,800
 Interest on repurchase agreements           43,296        2,634            0
 Interest on subordinated debentures            550          550        2,227
    Total interest expense               $1,830,627   $1,872,028   $1,990,049

  Net interest income                     2,346,596    2,178,352    2,234,401
  Provision for loan losses                (162,000)    (150,000)    (200,000)
  Net interest income after provision    $2,184,596   $2,028,352   $2,034,401

Other operating income
 Trust department income                     71,350       49,479       30,699
 Service fees                               182,787      164,750      161,511
 Security (losses) gains                    (11,507)           0            0
 Other                                      159,666      159,243      104,553
    Total other operating income           $402,296     $373,472     $296,763

Other operating expenses
 Salaries and wages                         719,104      715,459      707,951
 Pension and other employee benefits        223,186      177,052      174,314
 Occupancy expenses, net                    365,384      338,719      321,633
 Trust department expenses                   23,694       11,289        8,017
 Other                                      677,406      604,956      597,697
    Total other operating expenses       $2,008,774   $1,847,475   $1,809,612

  Income before income taxes                578,118      554,349      521,552
  Applicable income taxes (credit)          144,493      143,552      113,873
  Net Income                               $433,625     $410,797     $407,679

Earnings per share on weighted average        $0.13        $0.13        $0.13
Weighted average number of common shares
Used in computing earnings per share      3,387,179    3,235,785    3,189,686
Dividends per share                           $0.16        $0.16        $0.15
Book value per share on shares outstanding    $6.75        $6.70        $6.47

Per share data for 1998 restated to reflect a 100% stock dividend paid on June 1, 1998, and a 5% stock dividend paid on February 1, 1999.

COMMUNITY BANCORP. AND SUBSIDIARIES
     Statement of Cash Flows
For the First Three Months Ended March 31, 2000        1999         1998
Reconciliation of net income to net cash
 provided by operating activities:
  Net Income                                 $433,625     $410,797     $407,679
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation                                 149,550      114,864      101,258
 Provisions for loan losses                   162,000      150,000      200,000
 Provisions for deferred income taxes         (44,522)     (25,191)     (22,606)
 (Gain) loss on sale of loans                  (7,586)     (23,692)      12,490
 Securities losses                             11,507            0            0
 (Gain) loss on sales of OREO                 (19,169)           0        8,293
 OREO writedowns                                    0            0        6,300
 Amortization of bond premium, net             49,566       75,592      (37,498)
 Proceeds from sales of loans held for sale   615,781    4,699,807    3,358,192
 Originations of loans held for sale         (619,127)  (4,523,200)  (4,545,913)
 Increase (decrease) in taxes payable         189,017      169,765      136,478
 (Increase) decrease in interest receivable  (326,577)    (355,240)    (116,724)
 Decrease (Increase) in mortgage service rights 8,903      (24,179)      (2,636)
 Decrease (Increase) in other assets         (208,953)     203,593      (19,930)
 (Decrease) increase in unamortized loan fees  (2,994)     (14,647)      (2,531)
 (Decrease) increase in interest payable      (26,352)        (317)      (9,839)
 (Decrease) increase in accrued expenses      (89,623)     (31,794)     (58,372)
 Increase (decrease) in other liabilities      27,412       55,178      (18,265)
  Net cash provided by operating activities  $302,458     $881,336    ($603,624)

Cash Flows from investing activities:
 Investments - held to maturity
  Sales and maturities                      2,526,246    4,986,510    3,474,110
  Purchases                               (11,227,404) (11,899,683)  (3,759,745)
 Investments - available for sale
  Sales and maturities                      7,994,923            0            0
  Purchases                                         0   (6,225,586)  (7,000,000)
 Investment in limited partnership                  0            0       21,688
 Increase in Loans, Net of Payments        (3,257,633)   1,575,016    1,671,558
 Capital Expenditures                         (36,136)  (1,298,523)     (36,124)
 Recoveries of loans charged off               42,320       20,730       29,143
 Proceeds from sales of OREO                   65,939            0      370,939
  Net Cash Used in Investing Activities   ($3,891,745)($12,841,536) ($5,228,431)

Cash Flows from Financing Activities:
 Net increase in demand deposits, NOW,
  money mkt. and savings                   (1,791,476)   1,302,281    1,551,563
 Net increase in certificates of deposit   (1,136,691)     341,101    2,073,152
 Net increase (decrease) in short-term
  borrowings and repurchase agreements      2,784,359      172,383            0
 Payments to acquire treasury stock               (39)      (2,642)         (28)
 Dividends paid                              (289,872)    (266,945)    (235,478)
 Net cash provided by financing activities   (433,719)   1,546,178    3,389,209
 Net increase in cash and cash equivalents($4,023,006)($10,414,022) ($2,442,846)
  Cash and cash equivalents:
   Beginning                              $12,716,144  $20,424,088  $14,307,610
   Ending                                  $8,693,138  $10,010,066  $11,864,764

Supplemental Schedule of Cash Paid During the Year
 Interest paid                             $1,856,979   $1,871,611   $1,997,504
 Income Taxes Paid                                 $0      ($1,020)          $0

Supplemental schedule of noncash investing and financing activities:

  Net change in securities valuation         ($19,251)   ($176,067)    ($24,908)
  OREO acquired in settlements of loans      $148,809     $230,931      $84,466
  Debentures converted to common stock             $0           $0      $11,000
  Stock dividends                                  $0   $1,851,338           $0

Dividends paid
 Dividends payable                           $537,362     $497,754     $452,382
 Dividends reinvested                       ($247,490)   ($230,809)   ($216,904)
                                             $289,872     $266,945     $235,478
</table

                   AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information:
 Average earning assets (including non-accrual loans)
 Average interest bearing liabilities supporting earning assets
 Interest income and interest expense as a rate/yield
                                     For the First Three Months Ended:
                                      2000                      1999
                       Average     Income/   Rate/  Average     Income/   Rate/
                       Balance     Expense   Yield  Balance     Expense   Yield

EARNING ASSETS

Loans (gross)          154,785,818 3,304,829  8.59% 146,829,523 3,177,402  8.78%
Taxable Investment
 Securities             47,778,518   679,602  5.72%  49,890,646   673,578  5.48%
Tax-exempt Investment
 Securities(1)          12,059,166   214,452  7.15%   9,888,906   169,824  6.96%
Federal Funds Sold         581,593     7,671  5.30%   3,473,056    32,248  3.77%
Overnight Deposits       1,712,922    21,805  5.12%   2,732,079    33,899  5.03%
Other Securities(2)      1,234,215    21,778  7.10%   1,265,027    21,169  6.79%
    TOTAL              218,152,232 4,250,137  7.84% 214,079,237 4,108,120  7.72%

INTEREST BEARING LIABILITIES

Savings Deposits        33,146,649   189,704  2.30%  30,795,370   178,421  2.35%
NOW & Money
 Market Funds           49,780,144   415,049  3.35%  48,159,789   378,694  3.19%
Time Deposits           90,335,210 1,128,540  5.02%  96,031,253 1,262,830  5.33%
Other Borrowed Funds     4,131,593    53,488  5.21%   4,060,000    48,900  4.88%
Repurchase Agreements    4,153,053    43,296  4.19%     264,485     2,634  4.04%
Subordinated Debentures     20,000       550 11.06%      20,000       550 11.15%
    TOTAL              181,566,649 1,830,627  4.06% 179,330,897 1,872,029  4.20%

Net Interest Income                2,419,510                    2,236,091
Net Interest Spread(3)                        3.78%                        3.52%
Interest Differential(4)                      4.46%                        4.24%

<f01>  Income on investment securities of state and political subdivisions is stated on a tax equivalent basis (assuming a 34% tax rate).
<f02>  Included in other securities are taxable industrial development bonds
       (VIDA), with income for the first three months of approximately $1,200 for 2000 and $1,500 for 1999.
<f03>  Net interest spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
<f04>  Interest differential is net interest income divided by average earning assets.

            CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

        The following table summarizes the variances in income for the first three months of 2000 and 1999 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.

     RATE VOLUME                       Variance      Variance
                                       Due to        Due to     Total
                                       Rate(1)       Volume(1)  Variance

EARNING ASSETS

   Loans (gross)                        (44,748)     172,175     127,427
   Taxable Investment Securities         36,067      (30,043)      6,024
   Tax-Exempt Investment Securities(2)    7,358       37,270      44,628
   Federal Funds Sold                    13,560      (38,137)    (24,577)
   Bank of Boston sweep account             880      (12,974)    (12,094)
   Other Securities                       1,153         (544)        609
     Total Interest Earnings             14,270      127,747     142,017

INTEREST BEARING LIABILITIES

   Savings Deposits                      (2,340)      13,623      11,283
   NOW & Money Market Funds              23,614       12,741      36,355
   Time Deposits                        (63,130)     (71,160)   (134,290)
   Other Borrowed Funds                   3,726          862       4,588
   Repurchase Agreements                  1,936       38,726      40,662
   Subordinated Debentures                    0            0           0
     Total Interest Expense             (36,194)      (5,208)    (41,402)

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

                              COMMUNITY BANCORP.

PRIMARY EARNINGS PER SHARE

For the First Three Months Ended March 31,    2000       1999       1998

Net Income                                     $433,625   $410,797   $407,679

Average Number of Common Shares Outstanding.  3,387,179  3,235,785  3,189,686

Earnings Per Common Share                         $0.13      $0.13      $0.13

FULLY DILUTED EARNINGS PER SHARE

For the First Three Months Ended March 31,    2000       1999       1998

Net Income                                     $433,625   $410,797   $407,679

Adjustments to Net Income (Assuming Conversion
of Subordinated Convertible Debentures).            363        363      1,470

Adjusted Net Income                            $433,988   $411,160   $409,149

Average Number of Common Shares Outstanding.  3,387,179  3,235,785  3,189,686

Increase in Shares (Assuming Conversion of
 Subordinated Convertible Debentures).            8,557      8,557     26,386

Average Number of Common Shares Outstanding
 (Fully Diluted).                             3,395,736  3,244,342  3,216,072
Earnings Per Common Share Assuming Full Dilution. $0.13      $0.13      $0.13

Per share data for 1998 restated to reflect a 100% stock dividend paid on June 1, 1998, and a 5% stock dividend paid on February 1, 1999.

                                   PART I.
                                   Item 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       THE RESULTS OF OPERATIONS
                 For the Three Months Ended March 31, 2000


  Community Bancorp. (the "Company") is a bank holding company whose subsidiaries include Community National Bank and Liberty Savings Bank. Community National Bank ("the Bank") is a full service institution operating in the state of Vermont. The Bank has seven offices, five of which are located in Orleans County, one in Essex County, and one in Caledonia County. Liberty Savings Bank ("Liberty") is a New Hampshire guaranty savings bank acquired by Community Bancorp. on December 31, 1997. Currently this bank is inactive and does not have any offices or deposit taking authority, and shares the mailing address of Community Bancorp.
Once a suitable location is identified, it is anticipated that Liberty will initially operate as a lending facility, and may expand in the future into a full service financial institution. Management is working with the board of directors to find a suitable location in the northern part of New Hampshire for this endeavor. Community National Bank has a small customer base in the state of New Hampshire and hopes to broaden its base through Liberty Savings Bank. Most of the Bancorp's business is conducted through the Bank; therefore, the following narrative is based primarily on this Bank's operations. The Balance Sheet and Statements of Income preceding this section are consolidated figures for Community Bancorp. and subsidiaries ("the Company"), and can be used in conjunction with the other reports following them to provide a more detailed comparison of the information disclosed in the following narrative.

OVERVIEW

   Net income for the first quarter ended March 31, 2000 was $433,625, representing an increase of 5.6% and 6.4%, respectively, over the net income figures of $410,797 for the first quarter ended March 31, 1999, and $407,679 for the same period in 1998. The results of this are earnings per share of $0.13 for the each of the quarters. The Company declared a cash dividend of $0.16 per share payable February 1, 2000 to shareholders of record as of January 15, 2000. A two-for-one stock split was declared in 1998, to be accomplished by a
       GRAPHICS 100% stock dividend, payable June 1, 1998, to shareholders of record as of May 15, 1998. This transaction was contingent upon the approval by the Company's shareholders of a proposal to increase the number of shares the Company may issue. This proposal was voted on and passed at the annual shareholders meeting held May 5, 1998. As a result of the stock split, all per share data has been restated for the first quarter of 1998. The first quarter of 2000 was better than 1999 and 1998 due in part to an increase in trust department income. The trust department has been expanding over the last two years, and as a direct result, income
has increased.   A decrease in the interest paid on deposit accounts serves as another reason for the overall increase in net income.

   Net interest income, the difference between interest income and expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, rate sensitivity of earning assets as well as interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets.

   Net interest income for the first quarter comparison period started at $2.23 million for 1998 and decreased to $2.18 million for 1999, and then increased to $2.35 million for 2000, resulting in an increase of 7.7% for 2000 versus 1999, and a decrease of 2.5% for 1999 versus 1998. Total interest income for the first quarter of 2000 increased $126,843 or 3.13% compared to 1999, while a decrease of $174,070 or 4.12% is noted for the first quarter of 1999 compared to 1998. Interest expense decreased for the first quarter of 2000 compared to the first quarter of 1999 by $41,401 or 2.2%, and a decrease of $118,021 or 5.9% is noted for 1999 versus 1998. A review of the first quarter figures for interest earned on loans, the major source of interest income, reveals an increase of 4% for the first quarter of 2000 compared to the same quarter of 1999, and a decrease of 8.7% for 1999 compared to 1998. In comparison, interest paid on deposits, the major source of interest expense, shows a decrease of 4.8% and 6.2% respectively. As the loan portfolio matures or reprices, decreases are noted in the rates for these earning assets. Interest bearing deposit accounts are also repricing at a lower rate creating less expense on these liabilities. The result is a tax equivalent spread for the first quarter equaling 3.78% for 2000 versus 3.52% for 1999 and 3.86% for 1998.

CHANGES IN FINANCIAL CONDITION

   The Company had total average assets of $227.6 million at March 31, 2000 and $229.5 million at December 31, 1999. Average earning assets were $218.2 million for the first three months ended March 31, 2000, including average loans of almost $155 million and average investment securities of approximately $61 million. Average earning assets were $220.2 million for the year ended December 31, 1999 including average loans just under $150 million and average investment securities of $65 million.

   Over the past year, the Company has been offering very competitive interest rates in an effort to increase its loan portfolio. As a result, the average volume of loans increased steadily from $146.8 million as of March 31, 1999 to $149.7 million as of December 31, 1999 and then increased $5 million to end the first three months of 2000 at an average volume of almost $155 million. Taxable investments, which include available for sale securities decreased from an average volume of $49.8 million as of year end 1999 to $47.8 million as of the end of the first three months of 2000, a decrease of $2 million or 4%. Available for sale securities averaged $26.4 million and $27.8 million, respectively, as of March 31, 2000 and December 31, 1999, accounting for most of the $2 million decrease. The average volume of federal funds sold has decreased from $2.9 million at year end 1999 to $581,593 as of the end of the first three months of 2000, a decrease of approximately $2.3 million or 80%.

   Average interest bearing liabilities at March 31, 2000 were $181.6 million, with average time deposits reported totaling $90.3 million and NOW & money market funds of $49.8 million. At December 31, 1999, average interest bearing liabilities of $184.7 million were reported including average time deposits of $94.7 million and NOW & money market funds at an average volume just under $52 million.

   Repurchase agreements have experienced a steady increase starting at an average volume of $1.3 million at December 31, 1999 increasing 2.9 million to end at a three-month average balance of $4.2 million. The Company has been offering these accounts for almost two years. The success rate is overwhelming, attracting new business customers, and helping to retain current business customers.

RISK MANAGEMENT

Liquidity Risk - Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Our time deposits greater than $100,000 decreased $314,855 or 2% to end the first three months of 2000 at a volume of $15.6 million compared to $15.9 million at the end of the 1999 calendar year. Other time deposits decreased $821,836 from December 31, 1999 to March 31, 2000. A review of these deposits, primarily the time deposits over $100,000 indicates that they are primarily generated locally and regionally and are established customers of the Company. The Company has no brokered deposits. Now and money market funds decreased $2.4 million from December 31, 1999 to end the first three months of 2000 at $49.7 million. This decrease in volume is a result of the discontinuance of super now accounts, as well as the increase in volume of repurchase agreements. The repurchase agreements offer more favorable rates than the now and money market accounts, thereby causing customers to switch to this account. Savings accounts reported the only increase for interest bearing deposits, reporting $32.9 million at the end of 1999 compared to $33.9 million for the end of the first three months of 2000. Unfavorable rates on time deposit generated a stronger demand for savings accounts as customers wait for more favorable rates on these funds. Our gross loan portfolio increased 2% from $152.6 million at the end of 1999 to $155.6 million at the end of the first three months of 2000. As of the end of the first three months of 2000, the Company held in it's investment portfolio treasuries classified as "Available for Sale" at a market price of $20.9 million, compared to $29 million as of December 31, 1999, a decrease of $8.1 million or 27.9%. Securities classified as "Held to Maturity" ended the first three months of 2000 at a balance of $38.6 million compared to almost $30 million as of the end of the 1999 calendar year. Both of these types of investments mature at monthly intervals as shown on the gap report at the end of this section. Securities classified as "Restricted Equity Securities" are made up of equity securities the Company is required to maintain in the form of Federal Home Loan Bank of Boston (FHLB) and Federal Reserve stock. These securities remain at a balance totaling $1.14 million as of March 31, 2000. The Company currently has an advance of just over $4 million against an available line of $105.6 million, with an additional $2 million and $4.3 million, respectively, at First Boston and FHLB.

Credit Risk - Management follows strict underwriting guidelines, and has established a thorough loan-by-loan review policy. These measures help to insure the adequacy of the loan loss coverage. The Executive Officers and the Board of Directors conduct an ongoing review of the loan portfolio, which meets to discuss, among other matters, potential exposures. Factors considered are each borrower's financial condition, the industry or sector for the economy in which the borrower operates, and overall economic conditions. Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency. A variety of loans are reviewed periodically by an independent firm in order to assure accuracy and compliance with various policies and procedures set by the regulatory authorities. The Company also employs a Credit Administration Officer whose duties include, among others, a review of the loan portfolio including delinquent and non-performing loans.

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

Allowance for loan losses and provisions - The valuation allowance for loan losses increased to $1.8 million as of March 31, 2000 composing 1.2% of the total gross loan portfolio. A primary concern of management is to reduce the exposure of credit loss within the portfolio. The Company maintains a residential loan portfolio of approximately $98 million and a commercial real estate portfolio of approximately $28.4 million accounting for 63% and 18.2%, respectively, of the total loan portfolio. This large loan volume together with the low historical loan loss experience helps to support our basis for loan loss coverage.

Non-Performing assets for the company are made up of three different types of loans, "90 Days or More Past Due", "Other Real Estate Owned" (OREO), and "Non-Accruing Loans". A comparison of these non-performing assets reveals a decrease in non-accruing loans of $374,867 or 21.3% as well as a decrease of $121,929 or 19.3% in loans 90 days or more past due, and an increase of $102,039 or 23.5% in our OREO portfolio. The portfolio of non-accruing loans makes up the biggest portion of the non-performing assets and consists of $1.3 million or 92.4% of real estate secured mortgage loans for the first three months of 2000, thereby reducing our exposure to loss. Additionally, included in the loans past due 90 days or more is a loan totaling $118,879 carrying a 90% guarantee, further decreasing the exposure to loss by $106,991.


             GRAPHICS                        GRAPHICS


Non-performing assets as of March 31, 2000 and December 31, 1999 were as follows:
                                                     03/31/2000   12/31/1999
   Non-Accruing loans                                $1,383,682   $1,758,549
   Loans past due 90 day or more and still accruing     510,529      632,458
   Other real estate owned                              536,733      434,694
     Total                                           $2,430,944   $2,825,701

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

   The following tables set forth the estimated maturity or repricing of the Company's interest earning assets and interest-bearing liabilities at March 31, 2000, and December 31, 1999. The Company prepares its interest rate sensitivity "gap" analysis by scheduling assets and liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual term of the assets and liabilities, except that:

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

                                GAP ANALYSYS
                     Community Bancorp. & Subsidiaries
                               March 31, 2000
                        Cumulative repriced within:
Dollars in thousands,      3 Months 4 to 12  1 to 3  3 to 5  Over 5
by repricing date          or less  Months   Years   Years   Years     Total
Interest sensitive assets:

Federal funds sold           1,025        0        0       0        0    1,025
Overnight deposits           1,149        0        0       0        0    1,149
Investments -
  Available for Sale(1)          0    4,969   15,943       0        0   20,912
  Held to Maturity           4,888    5,531   14,885   1,491   11,788   38,583
Restricted equity securities     0        0        0       0    1,142    1,142
Loans(2)                    25,153   51,032   41,201   8,775   28,762  154,923
Total interest
 sensitive assets           32,215   61,532   72,029  10,266   41,692  217,734

Interest sensitive liabilities:

Certificates of deposit     23,748   50,118   14,704   1,459        0   90,029
Money markets               33,406        0        0       0        0   33,406
Regular savings                  0    2,854        0       0   31,000   33,854
Now accounts                     0        0        0       0   16,283   16,283
Borrowed funds                   0        0       15       0    4,040    4,055
Repurchase agreements        5,408        0        0       0        0    5,408
Subordinated debentures          0        0        0      20        0       20
Total interest
 sensitive liabilities      62,562   52,972   14,719   1,479   51,323  183,055

Net interest rate
 sensitivity gap           (30,347)   8,560   57,310   8,787   (9,631)
Cumulative net interest
 rate sensitivity gap      (30,347) (21,787)  35,523  44,310   34,679
Cumulative net interest
 rate sensitivity gap
 as a percentage of
 total assets              -13.06%   -9.38%   15.29%  19.07%   14.93%
Cumulative interest
 sensitivity gap as a
 percentage of total
 interest-earning assets   -13.94%  -10.01%   16.31%  20.35%   15.93%
Cumulative interest
 earning assets as a
 percentage of cumulative
 interest-bearing
 liabilities                51.49%   81.14%  127.27% 133.64%  118.94%

<f01>  The Company may sell investments available for sale with a fair value of $20,911,875 at any time.
<f02>  Loan totals exclude non-accruing loans amounting to $1,383,682.

                              GAP ANALYSYS
                   Community Bancorp. & Subsidiaries
                           December 31, 1999
                     Cumulative repriced within:
Dollars in thousands,      3 Months 4 to 12  1 to 3  3 to 5  Over 5
by repricing date          Or less  Months   Years   Years   Years     Total
Interest sensitive assets:

Federal funds sold             600        0        0       0        0      600
Overnight deposits           2,188        0        0       0        0    2,188
Investments -
  Available for Sale(1)          0    9,993   18,989       0        0   28,982
  Held to Maturity           3,057    6,680   14,910   1,426    3,814   29,887
Restricted equity securities     0        0        0       0    1,142    1,142
Loans(2)                    23,254   51,250   41,673   8,317   27,027  151,521
Total interest
 sensitive asset            29,099   67,923   75,572   9,743   31,983  214,320

Interest sensitive liabilities:

Certificates of deposit     13,405   65,237   11,072   1,452        0   91,166
Money markets               32,299        0        0       0        0   32,299
Regular savings                  0    2,854        0       0   30,000   32,854
Now accounts                     0        0        0       0   19,796   19,796
Borrowed funds                   0        0       15       0    4,040    4,055
Repurchase agreements        2,623        0        0       0        0    2,623
Subordinated debentures          0        0        0      20        0       20
Total interest
 sensitive liabilities      48,327   68,091   11,087   1,472   53,836  182,813

Net interest rate
 sensitivity gap           (19,228)    (168)  64,485   8,271  (21,853)
Cumulative net interest
 rate sensitivity gap      (19,228) (19,396)  45,089  53,360   31,507
Cumulative net interest
 rate sensitivity gap
 as a percentage of
 total assets               -8.28%   -8.35%   19.42%  22.98%   13.57%
Cumulative interest
 sensitivity gap as a
 percentage of total
 interest-earning assets    -8.97%   -9.05%   21.04%  24.90%   14.70%
Cumulative interest
 earning assets as a
 percentage of cumulative
 interest-bearing
 liabilities                60.21%   83.34%  135.36% 141.37%  117.23%

<f01>  The Company may sell investments available for sale with a fair value of $28,982,188 at any time.
<f02>  Loan totals exclude non-accruing loans amounting to $1,758,549.

OTHER OPERATING INCOME AND EXPENSES

   Total other operating income for the first quarter of 2000 was $402,296 compared to $373,472 for the first quarter of 1999 and $296,763 for the first quarter of 1998, an increase of $28,824 or 7.7% for 2000 versus 1999 and $76,709 or 25.9% for 1999 versus 1998. Trust department income reported the biggest increase at $21,871 for the first quarter of 2000 versus 1999. Other income reported the biggest increase for the 1999 versus 1998 comparison period reporting an increase of $54,690 or 52.3%. Income from sold loans for the first quarter of 1999 was $23,692 compared to a $12,490 loss as of the end of the first quarter for 1998, contributing to the increase in other income for the first quarter of 1999 versus 1998.

   Total other operating expenses followed a different the same path for the first quarter comparisons with figures of $2 million for 2000, an increase of $161,299 over the 1999 figure of $1.8 million which increased $37,863 over the 1998 figure of $1.8 million. Other expenses reported the biggest increase for 2000 versus 1999 with an increase of $72,450 or 12%, followed by an increase of $46,134 or 26% for pension and other employee benefits. ATM expenses accounts for the biggest increase in other expense due in part to the installation an ATM in the Company's Derby Line office. All branches of the Company now offer the ATM service. An increase of $31,316 is noted in the Company's insurance premiums, due to an increase in claims for 2000 versus 1999. Occupancy expense accounts for the biggest increase for the first quarter of 1999 compared to the same quarter in 1998, contributing $17,086 to the increase in other expenses for this comparison period. No major increases were noted in any of the components of occupancy expenses, other than an increase of approximately $10,000 in furniture and equipment depreciation. More equipment than anticipated was bought during the first quarter of 1999, creating this increase in depreciation.

   Management monitors all components of other operating expenses; however, a quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the Company.

APPLICABLE INCOME TAXES

   Income before taxes increased from $521,552 for the first quarter of 1998 to $554,349 for the first quarter of 1999, and then increased to $578,118 for the same quarter of 2000, an increase of $32,797 or 6.3% for 1999 versus 1998 and $23,769 or 4.3% for 2000 versus 1999. As a result, provisions for income taxes increased $29,679 for the first quarter of 1999 compared to the first quarter of 1998 and $941 or just under 1% for the 2000 versus 1999 comparison period ending the first quarter period of 2000 at $144,493.

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


CAPITAL RESOURCES

   The Company's stockholders' equity, which started the year at $22,181,154, was increased through earnings of $433,625 and sales of common stock of $247,490 through dividend reinvestment. It was decreased for the purchase of treasury stock of $39 and adjustment of $12,706 for valuation of allowance for securities. The Company declared a dividend in December of 1999, payable in February of 2000. As a result, the Company had to accrue the dividend, decreasing stockholders' equity by $537,361 as of December 31, 1999. Stockholders' equity ended the first three months of 2000 at $22,849,524 with a book value of $6.75 per share. All stockholders' equity is unrestricted. Additionally, it is noted that the net unrealized loss on valuation allowance for securities has increased since December 31, 1999. A review of this activity shows that as the maturity date of the investments gets closer, the market price becomes favorably better, therefore, material loss is greatly reduced.

   The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively. As of March 31, 2000, the Company continued to maintain ratios far above the minimum requirements with reported ratios of approximately 19.8% for Tier I and 21% for Total Capital.

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


YEAR 2000

   Now that the century (and millennium) date change has come and gone, we are pleased to report that we experienced no significant difficulties as the new year began. The power stayed on, the phone lines worked, our ATMs were operable, and our computer systems worked fine. Furthermore, no unusual demands were placed on us for large cash withdrawals. Apparently our customers fully realized that the safest place for their money was in the bank.

   There are some key dates to watch throughout the year 2000, including February 29th (leap year day), March 31 (the end of the first quarter) and of course December 31st. February 29th came and went without incident as did March 31st. We will continue to monitor our systems on these dates and throughout the year, but we expect no real problems to develop.

   The Company worked to resolve the potential impact of the year 2000
(Y2K) on the processing of date-sensitive information by the Company's computerized information systems. The Y2K problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 which could result in miscalculations or systems failures. The Federal Reserve Board and other federal banking regulators (together known as the Federal Financial Institutions Examination Council, or "FFEIC") have developed joint guidelines and benchmarks for assessing Y2K risk, remediation of non-compliant systems and components and post-remediation testing and implementation.

   In an effort to correctly assess the effect of Y2K on the financial position of the Company and assess our readiness for Y2K, a Y2K committee was organized which met on a regular basis to keep executive management and the Board of Directors informed of our progress towards Y2K compliance. The committee developed strategic, customer awareness, customer risk assessment, test and contingency plans. In accordance with FFEIC guide-lines, the Y2K committee defined five phases in the Y2K project management:

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

   We defined mission-critical systems as vital to the successful contin-uation of our core business activities. Our core business activities include servicing deposits, servicing loans, item processing and accounting, originating deposits, originating loans, investments, and trust. The mission-critical systems that support our core business activities include our AS/400 (mainframe computer) and operating system; check processing software; check sorters; loan, deposit and account origination software; Fedline (interface to the Federal Reserve Bank); and trust accounting software. Other systems not deemed mission-critical, but important, include human resources; payroll; ATM networks; voice banking system; heating and faxes.

   We also evaluated the Y2K effect on strategic business initiatives. We assessed the risk exposure of our customers as funds providers, funds takers, and capital market/asset counter-parties.
   This phase has been completed, however, we continue to monitor our exposure on an on-going basis.

Phase III - Renovation Phase
This phase includes hardware and software upgrades or replacements and other changes.
   No mission-critical hardware or software needed to be replaced. All our software applications are provided by vendors and these applications were already Y2K compliant when we began the renovation phase. We replaced several PCs supporting non-mission critical applications.
   This phase has been completed.

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

Phase V - Implementation Phase
January 1, 2000 was a processing day. We detected no failures in our mission-critical systems.

   The Company does not write any source programming code and is there-fore dependent upon external vendors and service providers to alter their programs to become Y2K compliant. We have received certification from our vendors as to their product compliance; however, we tested all mission-critical and non-mission-critical systems identified in Phase II.

The following timetable identifies the testing phases:

12/31/98   testing of internal mission-critical systems completed
03/31/99   testing with service providers for mission-critical systems completed
06/30/99   testing of non-mission-critical systems completed

   During 1999, we did not install any major upgrades to our systems after testing was completed.

   The costs involved in addressing potential problems did not have a material impact on the Company's financial position or cash flows. During 1998, we budgeted $63,750 and actually spent $67,000 for Y2K testing and upgrades. The costs included testing of our contingency site, replacement of 10 PCs not Y2K compliant and proxy testing of some of our mission-critical systems. We did not calculate the personnel costs relating to Y2K, however, we did not have to hire additional personnel in our Y2K efforts.

   For 1999, we budgeted and spent $77,000. Expenses included the replacement of additional PCs, PC software upgrades, consulting services, testing, travel and education. Y2K costs were expensed from current earnings. Management did not feel that any expenditures were necessary for the calendar year 2000.

   No new projects were deferred due to the Y2K effort. The yearly software update to our core system provided by one of our vendors was postponed by the vendor until 2000 in an effort to minimize changes to an already compliant system. This did not have an effect on our operations.

   We have reviewed the credit risk our commercial borrowers may pose to us if they are not Y2K compliant. At this time, we have no customers deemed as high risk. It may be that some of our small business customers may yet experience Y2K related difficulties, but none has appeared so far, and we believe our exposure to these kinds of problems is minimal.

   The worst case scenario relating to Y2K would have been the loss of electrical power. In an effort to mitigate this risk, as well as to protect us in the event of other power outages, a generator was purchased and installed at our main office in Derby.

   The next worst case scenario would have been the loss of our telephones. If this had happened, the Derby branch would have been fully operational. Other branches would have had to service deposits in an off-line mode. Requests for account and loan origination would have been directed to the Derby branch.

   Our Y2K contingency plan was based on our disaster recovery plan written to respond to a complete core system outage. Our contingency plan also out-lines manual processes in the event of individual component failures.

   During the second quarter of 1999, outside consultants reviewed the feasibility of our contingency plans. This review did not constitute a third-party review as outlined by the FFIEC guidelines. After reviewing our plan, they made recommendations that, if implemented, would further enhance our Business Resumption Contingency Plan (BRCP).

   The third-party review as outlined by the FFIEC guidelines was performed by an officer of Community National Bank who was not involved with developing the plan.

FORWARD-LOOKING STATEMENTS

   When used herein, the terms "expect, plan, anticipate, believe" or similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.

   The Company has included certain forward-looking statements in this Management's Discussion and Analysis of Results of Operations, Cash Flow and Financial Condition. These statements are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and various assumptions made by management which are difficult to predict. Among the factors that could affect the outcome of the statements are general industry and market conditions and growth rates. Therefore, actual outcomes and their impact on the Company may differ materially from what is expressed or forecasted. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                PART II.

Item 1

Legal Proceedings

   Community National Bank is currently involved in a lawsuit filed on March 23, 1998, in the Orleans Superior Court against the State of Vermont. The issue involves OREO property that is on "filled land" on the shores of Lake Memphremagog in the City of Newport. According to a so-called "public trust doctrine", the State of Vermont might have ownership of any lands created by filling any portion of the navigable waters of the state. The result of this is that the Bank has been unable to sell these properties for fair value because some attorneys will not clear title to the property. The suit filed is an attempt to clear title to said properties by seeking judicial clarification of the public trust doctrine. The Bank received documents in mid April pertaining to the ruling of the lawsuit. The judgement was not in the Bank's favor. Currently, management is meeting with council to discuss all viable options. Regardless of the outcome of the suit, is not likely to have a material impact on the financial statements of the Bank or consolidated Company.

   There are no other pending legal proceedings to which the Company is a party or of which any of its property is the subject, other than routine litigation incidental to its banking business.

Item 4

Submission of Matters to a Vote of Security Holders

   NONE

Item 5

Other Information

   NONE

Item 6

Exhibits and Reports on Form 8-K

Exhibits

Exhibit 27 - Financial Data Schedule is incorporated by reference to the EDGAR version of the Form 10-Q for the quarter ended March 31, 2000.

Reports - None

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            COMMUNITY BANCORP.



DATED:  May 11, 2000                      By: /s/ Richard C. White
                                          Richard C. White, President


DATED:  May 11, 2000                      By: /s/ Stephen P. Marsh
                                          Stephen P. Marsh,
                                          Vice President & Treasurer