Form 10-Q
period 2000-06-30
COMMUNITY BANCORP /VT
filed 2000-08-04
CIK 718413

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Six Months Ended June 30, 2000
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

At July 27, 2000 there were 3,356,343 shares outstanding of the Corporation's common stock.

Total Pages - 23 Pages

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Balance Sheets
( Unaudited )	June 30	December 31
	2000	1999

Assets
Cash and due from banks	6,103,876	9,928,586
Federal funds sold and overnight deposits	151,646	2,787,558
Total cash and cash equivalents	6,255,522	12,716,144
Securities held-to-maturity (fair value $42,647,462
at 06/30/00 and $29,502,766 at 12/31/99)	43,057,756	29,887,821
Securities available-for-sale	20,938,438	28,982,188
Restricted equity securities	1,141,650	1,141,650
Loans held-for-sale	580,941	660,423
Loans	167,354,034	152,618,876
Allowance for loan losses	(1,805,932)	(1,714,763)
Unearned net loan fees	(897,819)	(891,114)
Net loans	164,650,283	150,012,999
Bank premises and equipment, net	4,501,342	4,322,697
Accrued interest receivable	1,875,933	1,484,192
Other real estate owned, net	393,040	434,694
Other assets	2,583,037	2,572,994
Total assets	$245,977,942	$232,215,802
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	26,218,657	25,727,709
NOW and money market accounts	47,635,682	52,094,860
Savings	33,506,278	32,854,357
Time deposits, $100,000 and over	15,965,541	15,894,363
Other time deposits	75,732,466	75,271,591
Total deposits	$199,058,624	$201,842,880
Borrowed funds	13,055,000	4,055,000
Repurchase agreements	9,914,497	2,623,282
Accrued interest and other liabilities	1,135,237	1,493,486
Subordinated convertible debentures	20,000	20,000
Total liabilities	$223,183,358	$210,034,648
Stockholders' Equity
Common stock - $2.50 par value;
6,000,000 shares authorized and 3,445,718 shares
issued at 06/30/00 and 3,388,394 issued at 12/31/99	8,614,294	8,470,985
Additional paid-in capital	11,277,332	10,942,510
Retained earnings	4,003,306	3,462,966
Accumulated other comprehensive income	(215,040)	(247,086)
Less: treasury stock, at cost;
73,978 shares at 06/30/00 and 29,887 shares at 12/31/99	(885,308)	(448,221)
Total stockholders' equity	$22,794,584	$22,181,154
Total liabilities and stockholders' equity	$245,977,942	$232,215,802

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Income
( Unaudited )
For The Second Quarter Ended June 30,	2000	1999	1998

Interest income
Interest and fees on loans	3,521,222	3,275,786	3,390,922
Interest and dividends on investment securities
U.S. Treasury securities	357,309	585,169	530,696
U.S. Government agencies	359,362	139,754	20,660
States and political subdivisions	162,925	138,058	148,978
Dividends	21,888	19,127	18,840
Interest on federal funds sold and overnight deposits	34,696	45,386	97,326
Total interest income	$4,457,402	$4,203,280	$4,207,422

Interest expense
Interest on deposits	1,823,342	1,832,086	2,001,602
Interest on borrowed funds	92,366	50,172	49,443
Interest on repurchase agreements	96,391	6,676	395
Interest on subordinated debentures	550	550	1,590
Total interest expense	$2,012,649	$1,889,484	$2,053,030

Net interest income	2,444,753	2,313,796	2,154,392
Provision for loan losses	(96,000)	(150,000)	(160,000)
Net interest income after provision	$2,348,753	$2,163,796	$1,994,392

Other operating income
Trust department income	86,153	56,030	35,141
Service fees	203,130	178,513	171,032
Security (losses) gains	0	0	0
Other	229,310	215,548	307,600
Total other operating income	$518,593	$450,091	$513,773

Other operating expenses
Salaries and wages	733,497	691,829	700,956
Pension and other employee benefits	237,766	221,398	177,422
Occupancy expenses, net	361,076	305,077	322,297
Trust department expenses	26,649	16,713	19,399
Other	612,946	593,698	541,167
Total other operating expenses	$1,971,934	$1,828,715	$1,761,241

Income before income taxes	895,412	785,172	746,924
Applicable income taxes (credit)	246,748	218,683	188,982
Net Income	$648,664	$566,489	$557,942
Earnings per share on weighted average	$0.19	$0.17	$0.17
Weighted average number of common shares
Used in computing earnings per share	3,391,495	3,310,283	3,214,624
Dividends per share	$0.16	$0.16	$0.15
Per share data for 1998 restated to reflect a 5% stock dividend paid on February 1, 1999.

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Income
( Unaudited )
For the First Six Months Ended June 30,	2000	1999	1998

Interest income
Interest and fees on loans	6,826,051	6,453,188	6,869,308
Interest and dividends on investment securities
U.S. Treasury securities	828,379	1,130,449	987,892
U.S. Government agencies	567,895	268,053	41,079
States and political subdivisions	305,670	251,589	292,161
Dividends	42,459	38,849	37,404
Interest on federal funds sold and overnight deposits	64,172	111,533	204,028
Total interest income	$8,634,626	$8,253,661	$8,431,872

Interest expense
Interest on deposits	3,556,635	3,652,030	3,942,624
Interest on borrowed funds	145,854	99,072	96,243
Interest on repurchase agreements	139,687	9,310	395
Interest on subordinated debentures	1,100	1,100	3,818
Total interest expense	$3,843,276	$3,761,512	$4,043,080

Net interest income	4,791,350	4,492,149	4,388,792
Provision for loan losses	(258,000)	(300,000)	(360,000)
Net interest income after provision	$4,533,350	$4,192,149	$4,028,792

Other operating income
Trust department income	157,503	105,509	65,840
Service fees	385,917	343,263	332,543
Security (losses) gains	(11,507)	0	0
Other	388,976	374,791	412,153
Total other operating income	920,889	823,563	810,536

Other operating expenses
Salaries and wages	1,452,601	1,407,288	1,408,907
Pension and other employee benefits	460,952	398,450	351,736
Occupancy expenses, net	726,460	643,796	643,930
Trust department expenses	50,343	28,002	27,416
Other	1,290,352	1,198,654	1,138,864
Total other operating expenses	$3,980,708	$3,676,190	$3,570,853

Income before income taxes	1,473,531	1,339,522	1,268,475
Applicable income taxes (credit)	391,242	362,236	302,855
Net Income	$1,082,289	$977,286	$965,620
Earnings per share on weighted average	$0.32	$0.30	$0.30
Weighted average number of common shares
Used in computing earnings per share	3,389,337	3,273,034	3,202,155
Book value per share on shares outstanding	$6.76	$6.68	$6.53
Per share data for 1998 restated to reflect a 5% stock dividend paid on February 1, 1999.

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the First Six Months Ended June 30,	2000	1999	1998

Reconciliation of net income to net cash provided by operating activities:
Net Income	$1,082,289	$977,286	$965,620
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	299,100	209,439	201,563
Provisions for loan losses	258,000	300,000	360,000
Provisions for deferred income taxes	(14,943)	(12,281)	(65,717)
(Gain) loss on sale of loans	(16,094)	(60,392)	(88,853)
Securities losses	11,507	0	0
(Gain) loss on sales of OREO	(61,922)	(4,587)	(2,112)
OREO writedowns	0	19,590	26,592
Amortization of bond premium, net	90,639	163,816	(11,304)
Proceeds from sales of loans held for sale	1,218,779	7,128,347	3,459,535
Originations of loans held for sale	(1,123,203)	(7,338,986)	(4,600,524)
Increase (decrease) in taxes payable	106,185	90,538	66,572
(Increase) decrease in interest receivable	(391,741)	(356,702)	(156,255)
Decrease (Increase) in mortgage service rights	15,373	(27,648)	(38,174)
Decrease (Increase) in other assets	(27,647)	253,871	(54,573)
(Decrease) increase in unamortized loan fees	6,705	7,635	(9,689)
(Decrease) increase in interest payable	(6,045)	(9,667)	(7,847)
(Decrease) increase in accrued expenses	(916)	(41,436)	(24,182)
Increase (decrease) in other liabilities	84,630	49,587	99,885
Net cash provided by operating activities	$1,530,696	$1,348,410	$120,537

Cash Flows from investing activities:
Investments - held to maturity
Sales and maturities	6,814,129	9,338,378	7,023,652
Purchases	(19,988,829)	(15,487,110)	(5,414,330)
Investments - available for sale
Sales and maturities	7,994,923	0	2,000,000
Purchases	0	(9,291,211)	(11,115,703)
Purchase of restricted equity securities	0	0	(41,900)
Investment in limited partnership	(4,078)	(14,130)	(40,312)
Increase in Loans, Net of Payments	(15,264,429)	(2,315,420)	(92,628)
Capital Expenditures	(477,745)	(1,585,656)	(78,027)
Recoveries of loans charged off	78,520	46,170	127,967
Proceeds from sales of other real estate owned	387,496	140,735	425,706
Net Cash Used in Investing Activities	($20,460,013)	($19,168,244)	($7,205,575)

Cash Flows from Financing Activities:
Net (decrease) increase in demand deposits, NOW, Money Mkt and savings	(3,316,309)	7,387,405	4,188,224
Net increase (decrease) in certificates of deposit	532,053	(517,718)	2,910,110
Net increase in short-term borrowings and repurchase agreements	7,291,215	626,710	0
Net increase in borrowed funds	9,000,000	0	0
Payments to acquire treasury stock	(437,087)	(2,698)	(108)
Dividends paid	(601,177)	(551,439)	(468,463)
Net cash provided by financing activities	$12,468,695	$6,942,260	$6,629,763
Net increase in cash and cash equivalents	($6,460,622)	($10,877,574)	($455,275)
Cash and cash equivalents:
Beginning	$12,716,144	$20,424,088	$14,307,610
Ending	$6,255,522	$9,546,514	$13,852,335

Supplemental Schedule of Cash Paid During the Year
Interest paid	$3,849,321	$3,770,445	$4,050,132
Income Taxes Paid	$300,000	$283,980	$302,000

Supplemental schedule of noncash investing and financing activities:
Net change in securities valuation	$48,554	($492,436)	($1,488)
OREO acquired in settlements of loans	$283,920	$346,809	$126,466
Debentures converted to common stock	$0	$0	$53,000
Stock dividends	$0	$1,851,338	$3,823,576
Dividends paid
Dividends payable	$1,079,309	$1,024,004	$908,153
Dividends reinvested	($478,132)	($472,565)	($439,690)
	$601,177	$551,439	$468,463

	AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information:
Average earning assets (including non-accrual loans)
Average interest bearing liabilities supporting earning assets
Interest income and interest expense as a rate/yield

	For the First Six Months Ended:
		2000			1999
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS

Loans (gross)	157,566,760	6,826,051	8.71%	148,999,833	6,453,188	8.73%
Taxable Investment Securities	49,548,124	1,396,274	5.67%	50,152,224	1,379,225	5.55%
Tax Exempt Investment
Securities (1)	12,738,393	459,635	7.26%	10,974,783	376,918	6.93%
Federal Funds Sold	667,033	18,739	5.65%	2,799,862	56,684	4.08%
Sweep Account	1,684,996	45,432	5.42%	2,205,556	54,849	5.01%
Other Securities (2)	1,230,276	44,770	7.32%	1,261,210	41,672	6.66%
TOTAL	223,435,582	8,790,901	7.91%	216,393,468	8,362,536	7.79%

INTEREST BEARING LIABILITIES

Savings Deposits	33,226,467	380,379	2.30%	31,710,130	366,206	2.33%
NOW & Money Market Funds	49,938,951	868,934	3.50%	49,254,424	784,878	3.21%
Time Deposits	90,577,037	2,307,322	5.12%	95,890,866	2,500,946	5.26%
Other Borrowed Funds	5,106,670	145,854	5.74%	4,060,000	99,072	4.92%
Repurchase Agreements	6,124,131	139,687	4.59%	477,205	9,310	3.93%
Subordinated Debentures	20,000	1,100	11.06%	20,000	1,100	11.09%
TOTAL	184,993,256	3,843,276	4.18%	181,412,625	3,761,512	4.18%

Net Interest Income		4,947,625			4,601,024
Net Interest Spread(3)			3.73%			3.61%
Interest Differential(4)			4.47%			4.29%

(1) Income on investment securities of state and political subdivisions is stated on a fully taxable basis (assuming a 34 percent tax rate).
(2) Included in other securities are taxable industrial development bonds (VIDA, with income of $2,311 for 2000 and $2,823 for 1999.
(3) Net interest Spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
(4) Interest differential is net interest income divided by average earning assets.

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income
for the first six months of 2000 and 1999 resulting from
volume changes in assets and liabilities and fluctuations
in rates earned and paid.

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

INCOME EARNING ASSETS

Loans	1,990	370,873	372,863
Taxable Investment Securities	34,082	(17,033)	17,049
Tax Exempt Investment Securities (2)	22,110	60,607	82,717
Federal Funds Sold	21,978	(59,923)	(37,945)
Sweep Account	4,613	(14,030)	(9,417)
Other Securities	4,224	(1,126)	3,098
Total Interest Earnings	88,997	339,368	428,365

INTEREST BEARING LIABILITIES

Savings Deposits	(3,347)	17,520	14,173
NOW & Money Market Funds	73,160	10,896	84,056
Time Deposits	(58,333)	(135,291)	(193,624)
Other Borrowed Funds	21,246	25,536	46,782
Repurchase Agreements	20,327	110,050	130,377
Subordinated Debentures	0	0	0
Total Interest Expense	53,053	28,711	81,764

(1) Items which have shown a year-to-year increase in volume have variances allocated as follows:
Variance due to rate = Change in rate x new volume
Variance due to volume = Change in volume x old rate

Items which have shown a year-to-year decrease in volume have variances allocated as follows:
Variance due to rate = Change in rate x old volume
Variances due to volume = Change in volume x new rate

(2) Income on tax exempt securities is stated on a fully taxable basis.
The assumed rate is 34%.

COMMUNITY BANCORP.

PRIMARY EARNINGS PER SHARE
For The Second Quarter Ended June 30,	2000	1999	1998
Net Income	$648,664	$566,489	$557,942
Average Number of Common Shares Outstanding.	3,391,495	3,310,283	3,214,624
Earnings Per Common Share	$0.19	$0.17	$0.17

FULLY DILUTED EARNINGS PER SHARE
For The Second Quarter Ended June 30,	2000	1999	1998
Net Income	$648,664	$566,489	$557,942
Adjustments to Net Income (Assuming Conversion
of Subordinated Convertible Debentures).	363	363	1,049
Adjusted Net Income	$649,027	$566,852	$558,991
Average Number of Common Shares Outstanding.	3,391,495	3,310,283	3,214,624
Increase in Shares (Assuming Conversion of
Subordinated Convertible Debentures).	8,557	8,557	22,422
Average Number of Common Shares Outstanding
(Fully Diluted).	3,400,052	3,318,840	3,237,046
Earnings Per Common Share Assuming Full Dilution.	$0.19	$0.17	$0.17
Per share data for 1998 restated to reflect a 5% stock dividend paid on February 1, 1999.

COMMUNITY BANCORP.

PRIMARY EARNINGS PER SHARE
For the First Six Months Ended June 30,	2000	1999	1998
Net Income	$1,082,289	$977,286	$965,620
Average Number of Common Shares Outstanding.	3,389,337	3,273,034	3,202,155
Earnings Per Common Share	$0.32	$0.30	$0.30

FULLY DILUTED EARNINGS PER SHARE
For the First Six Months Ended June 30,	2000	1999	1998
Net Income	$1,082,289	$977,286	$965,620
Adjustments to Net Income (Assuming Conversion
of Subordinated Convertible Debentures).	726	726	2,520
Adjusted Net Income	$1,083,015	$978,012	$968,140
Average Number of Common Shares Outstanding.	3,389,337	3,273,034	3,202,155
Increase in Shares (Assuming Conversion of
Subordinated Convertible Debentures).	8,557	8,557	24,404
Average Number of Common Shares Outstanding
(Fully Diluted).	3,397,894	3,281,591	3,226,559
Earnings Per Common Share Assuming Full Dilution.	$0.32	$0.30	$0.30
Per share data for 1998 restated to reflect a 5% stock dividend paid on February 1, 1999.

PART I.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
THE RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2000

   Community Bancorp. (the "Company") is a bank holding company whose subsidiaries include Community National Bank and Liberty Savings Bank.
Community National Bank ("the Bank") is a full service institution operating in the state of Vermont. The Bank has seven offices, five of which are located in
Orleans County, one in Essex County, and one in Caledonia County. Liberty
Savings Bank ("Liberty") is a New Hampshire guaranty savings bank acquired by Community Bancorp. on December 31, 1997. Currently this bank is inactive and shares the mailing address of Community Bancorp. Management is working with the board of directors to find a suitable location in the northern part of New
Hampshire to operate Liberty as a lending facility, and may expand in the future into a full service financial institution. Most of the Bancorp's business is conducted through the Bank, therefore, the following narrative is based primarily on this Bank's operations. The various spreadsheets preceding this section are consolidated figures for Community Bancorp. and subsidiaries
("the Company"), and can be used to provide a more detailed comparison of the information disclosed in the following narrative.

OVERVIEW

   Net income for the second quarter ended June 30, 2000 was $648,664, representing an increase of 14.5% and 16.2%, respectively, over the net income figures of $566,489 for the second quarter ended June 30, 1999, and $557,942 for the same period in 1998. The results of this are earnings per share of $0.19 for the second quarter of 2000 and $0.17 for the second quarters of 1999 and 1998. The Company declared a cash dividend of $0.16 per share payable May 1, 2000 to shareholders of record as of April 15, 2000.
Additionally, a two-for-one stock split was declared in 1998, and was accomplished by a 100% stock dividend, payable June 1, 1998, to shareholders of record as of May 15, 1998. As a result of the stock split, all per share data has been restated for the first six months of 1998. Net income for the first six month of 2000 was $1,082,289 compared to $977,286 for the first six months of 1999, and $965,620 for the first six months of 1998, representing an increase of 10.7% for 2000 versus 1999, and 1.2% for 1999 versus 1998. Earnings per share for the first six months were $0.32 for 2000 compared to $0.30 for 1999 and 1998. The second quarter of 2000 was better than both the second quarter of
1999 and 1998 due in part to increases in the Bank's loan portfolio and investment portfolio. These increases helped to generate more interest income, contributing to the overall increase in net income. Net income for the six months comparison periods followed similar patterns with interest income accounting for the biggest increase with substantial decreases in interest expense on deposit accounts contributing to the increase in net income.

   Net interest income, the difference between interest income and expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, rate sensitivity of earning assets as well as interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets.

   Net interest income for the second quarter comparison period started at $2.15 million for 1998, increased to $2.3 million for 1999, and then increased to $2.4 million for 2000, resulting in an increase of 7.4% for 1999 versus 1998, and an increase of 5.7% for 2000 versus 1999. Total interest income for the second quarter of 2000 increased $254,122 or by 6.1%, compared to the same quarter in 1999, while the second quarter of 1999 decreased slightly compared to 1998, with a decrease of $4,142 or .10%. Interest expense increased $123,165 or by
6.5% for the second quarter of 2000 compared to the same quarter in 1999, while a decrease of $163,546 or just under 8%, is noted for the 1999 and 1998 comparison period. Net interest income started at $4.39 million as of the end of the first six months of 1998, increased $103,357 or 2.4% to $4.5 million as of the end the first six months of 1999, and then increased $299,201 or 6.7%
to end the first six months of 2000 at a figure of $4.8 million. Total interest income for the first six months decreased $178,211 or 2.1% for 1999 versus
1998, while an increase of $$380,965 or 4.6% is noted for 2000 versus 1999.
Total interest expense decreased $281,568 or 7% for the first six months of
1999 versus 1998, while an increase of $81,764 or 2.2% is recognized for the first six months of 2000 versus 1999. A review of the six month figures for interest earned on loans, the major source of interest income, reveals a decrease of 6.1% for 1999 compared to 1998, and an increase of 5.8% for 2000 compared to 1999. In comparison, interest paid on deposits, the major source of interest expense, show decreases of 7.4% and 2.6%, respectively. Additionally, the Bank sold some of the U.S. Treasury securities and replaced these investments with higher yielding U.S. Government Agency bonds. As the loan portfolio matures or reprices, increases are noted in the rates for these earning assets.
Interest bearing deposit accounts are repricing at a lower rate creating less expense on these liabilities. The result is a tax equivalent spread for the first six months equaling 3.7% for 2000 versus 3.6% for 1999 and 3.7% for 1998.

CHANGES IN FINANCIAL CONDITION

   The Company had total assets of $246 million at June 30, 2000 and $232 million at December 31, 1999. Average earning assets were $223 million for the first six months ended June 30, 2000, including average loans of $158 million and average investment securities of $64 million. Average earning assets were $220 million for the year ended December 31, 1999 including average loans of $150 million and average investment securities of $65 million. The Company attributes the desire to increase the loan portfolio for the increase in average loan volume.

   Average interest bearing liabilities at June 30, 2000 were $185 million, with average time deposits reported totaling $91 million and NOW & money market funds of $50 million. At December 31, 1999, average interest bearing liabilities of $185 million were reported including average time deposits of $95 million and NOW & money market funds at an average volume of $52 million.

   Repurchase agreements have experienced a steady increase starting at an average volume of $1.3 million at December 31, 1999, and increasing $4.8 million to end at a six month average balance of $6.1 million. These accounts have been well received since they were introduced in 1998, and have been successful in attracting new business customers, and retaining current business customers.

RISK MANAGEMENT

Liquidity Risk - Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand
(assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Our time deposits greater than $100,000 increased $71,178 or .5% to end the first six months of
2000 at a volume of $15.97 million compared to $15.89 million at the end of the 1999 calendar year. Other time deposits increased $460,875 from December
31, 1999 to June 30, 2000. A review of these deposits, primarily the time deposits over $100,000 indicates that they are primarily generated locally and regionally and are established customers of the Company. The Company has no brokered deposits. Now and money market funds decreased $4.5 million to end the first six months of 2000 at $47.6 million compared to $52.1 million as of the end 1999. The positive response to the repurchase agreements is a key factor to the decrease in now and money market funds. Our gross loan portfolio increased 9.7% from $152.6 million at the end of 1999 to $167.4 million at the end of the first six months of 2000. The Bank has purchased approximately $4.4 million in loans from other institutions contributing to the increase in the loan portfolio. Federal funds sold and overnight deposits decreased dramatically to end the first six months of 1999 at $151,646 compared to $2.8 million as of the end of the 1999 calendar year. An increase in the Company's investment portfolio also helped to increase assets for the first six months of 2000. As of June 30,
2000, the Company held in it's investment portfolio treasuries classified as
"Available for Sale" at a fair value of $20.9 million, compared to $29 million as of December 31, 1999, a decrease of $8.1 million or 27.8%. Treasuries classified as "Held to Maturity" ended the first six months of 2000 at a book value of $43.1 million compared to $29.9 million as of the end of the 1999 calendar year. Both of these types of investments mature at monthly intervals as shown on the gap report at the end of this section. Securities classified as
"Restricted Equity Securities" are made up of equity securities the Company is required to maintain in the form Federal Home Loan Bank of Boston (FHLB)
and Federal Reserve stock. These securities remain at a balance totaling $1.14 million as of June 30, 2000. The Company currently has an advance of just over
$13 million against an available line of $105.6 million, with an additional $2 million and $4.1 million, respectively, at First Boston and FHLB.

Credit Risk - Management follows strict underwriting guidelines, and has established a thorough loan-by-loan review policy. These measures help to insure the adequacy of the loan loss coverage. The Executive Officers and the Board of
Directors conduct periodic reviews of the loan portfolio. Topics discussed include potential exposures existing within the portfolio. Factors considered are each borrower's financial condition, the industry or sector for the economy in which the borrower operates, and overall economic conditions. Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency. A variety of loans are reviewed periodically by an independent firm in order to assure accuracy and compliance with various policies and procedures set by the regulatory authorities. The Company also employs a Credit Administration Officer whose duties include, among others, a review of the loan portfolio including delinquent and non-performing loans.

   Specific allocations are made in situations management feels are at a greater risk for loss. A quarterly review of the qualitative factors including "Levels of, and Trends in, Delinquencies and Non-Accruals" and "National and Local
Economic Trends and Conditions", help to ensure that areas with potential risk are noted and coverage increased or decreased to reflect the trends in delinquencies and non-accruals. Residential first mortgage loans make up the largest part of the loan portfolio and have the lowest historical loss ratio helping to alleviate the overall risk.

Allowance for loan losses and provisions - The valuation allowance for loan losses of $1.8 million as of June 30, 2000 composed 1.1% of the total gross loan portfolio. A primary concern of management is to reduce the exposure of credit loss within the portfolio. The Company maintains a residential loan portfolio of approximately $102 million and a commercial real estate portfolio of approximately $32 million accounting for 60% and 20%, respectively, of the total loan portfolio. This large loan volume together with the low historical loan loss experience helps to support our basis for loan loss coverage.

   Non-Performing assets for the company are made up of three different types of loans, "90 Days or More Past Due", "Non-Accruing Loans", and "Other Real
Estate Owned" (OREO). A comparison of these non-performing assets revealed a decrease in non-accruing loans of $389,897 or 22.2%, and the OREO portfolio decreased $41,654 or by 9.6%, while a modest increase of $5,295 or just under
1% was noted in loans 90 days or more past due. The portfolio of non-accruing loans makes up the biggest portion of the non-performing assets and consists of
$1.3 million or 92% of real estate secured mortgage loans at the end of the first six months of 2000, thereby reducing the exposure to loss.

Non-performing assets as of June 30, 2000 and December 31, 1999 were as follows:
	06/30/2000	12/31/1999

Loans past due 90 day or more and still accruing	637,753	632,458
Non-Accruing loans	$1,368,652	$1,758,549
Other real estate owned	393,040	434,694
Total	$2,399,445	$2,825,701

   Other real estate owned is made up of property that the Company owns in lieu of foreclosure or through normal foreclosure proceedings, and property that the
Company does not hold title to but is in actual control of, known as in-substance foreclosure. The value of the property is determined prior to transferring the balance to other real estate owned. The balance transferred to OREO is the lesser of the appraised value of the property, or book value of the loan. A write-
down may be deemed necessary to bring the book value of the loan equal to the appraised value. Appraisals are then done periodically thereafter charging any additional write-downs to the appropriate expense account.

Market Risk and Asset and Liability Management - Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices.
The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not have any market risk sensitive instruments acquired for trading purposes. The
Company attempts to structure its balance sheet to maximize net interest income while controlling its exposure to interest rate risk. The Company's Asset/
Liability Committee formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such fore-
casts and indicators, liquidity, and various business strategies. The Asset/-
Liability Committee's methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the entire balance sheet, and a simulation analysis which calculates projected net interest income based on alternative balance sheet and interest rate scenarios, including "rate shock" scenarios involving immediate substantial increases or decreases in market rates of interest.

Interest Rate Sensitivity "Gap" Analysis - An interest rate sensitivity "gap"
is defined as the difference between the interest-earning assets and interest-
bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.
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

Fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments;
and

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

GAP ANALYSYS
Community Bancorp. & Subsidiaries
June 30, 2000
Cumulative repriced within
Dollars in thousands,	3 Months	4 to 12	1 to 3	3 to 5	Over 5
by repricing date	or less	Months	Years	Years	Years	Total
Interest sensitive assets:
Federal funds sold	0	0	0	0	0	0
Overnight deposits	152	0	0	0	0	152
Investments -						0
Available for Sale(1)	0	7,976	12,962	0	0	20,938
Held to Maturity	2,498	8,458	14,863	2,538	14,701	43,058
Restricted equity securities	0	0	0	0	1,142	1,142
Loans(2)	26,279	51,767	42,931	11,396	34,193	166,566
Total interest sensitive assets	28,929	68,201	70,756	13,934	50,036	231,856

Interest sensitive liabilities:
Certificates of deposit	16,177	63,165	10,884	1,472	0	91,698
Money markets	32,194	0	0	0	0	32,194
Regular savings	0	3,006	0	0	30,500	33,506
Now accounts	0	0	0	0	15,442	15,442
Borrowed funds	5,000	8,000	15	0	40	13,055
Repurchase agreements	9,914	0	0	0	0	9,914
Subordinated debentures	0	0	0	20	0	20
Total interest sensitive liabilities	63,285	74,171	10,899	1,492	45,982	195,829

Net interest rate sensitivity gap	(34,356)	(5,970)	59,857	12,442	4,054
Cumulative net interest rate
sensitivity gap	(34,356)	(40,326)	19,531	31,973	36,027
Cumulative net interest rate
sensitivity gap as a
percentage of total assets	-13.97%	-16.39%	7.94%	13.00%	14.65%
Cumulative interest sensitivity
gap as a percentage of total
interest-earning assets	-14.82%	-17.39%	8.42%	13.79%	15.54%
Cumulative interest earning assets
as a percentage of cumulative
interest-bearing liabilities	45.71%	70.66%	113.17%	121.34%	118.40%

(1) The Company may sell investments available for sale with a fair value of $20,938,438 at any time.
(2) Loan totals exclude non-accruing loans amounting to $1,368,652.

GAP ANALYSYS
Community Bancorp. & Subsidiaries
December 31, 1999
Cumulative repriced within:

Dollars in thousands,	3 Months	4 to 12	1 to 3	3 to 5	Over 5
by repricing date	Or less	Months	Years	Years	Years	Total
Interest sensitive assets:
Federal funds sold	600	0	0	0	0	600
Overnight deposits	2,188	0	0	0	0	2,188
Investments -
Available for Sale(1)	0	9,993	18,989	0	0	28,982
Held to Maturity	3,057	6,680	14,910	1,426	3,814	29,887
Restricted equity securities	0	0	0	0	1,142	1,142
Loans(2)	23,254	51,250	41,673	8,317	27,027	151,521
Total interest sensitive assets	29,099	67,923	75,572	9,743	31,983	214,320

Interest sensitive liabilities:
Certificates of deposit	13,405	65,237	11,072	1,452	0	91,166
Money markets	32,299	0	0	0	0	32,299
Regular savings	0	2,854	0	0	30,000	32,854
Now accounts	0	0	0	0	19,796	19,796
Borrowed funds	0	0	15	0	4,040	4,055
Repurchase agreements	2,623	0	0	0	0	2,623
Subordinated debentures	0	0	0	20	0	20
Total interest sensitive liabilities	48,327	68,091	11,087	1,472	53,836	182,813

Net interest rate sensitivity gap	(19,228)	(168)	64,485	8,271	(21,853)
Cumulative net interest rate
sensitivity gap	(19,228)	(19,396)	45,089	53,360	31,507
Cumulative net interest rate
Sensitivity gap as a
Percentage of total assets	-8.28%	-8.35%	19.42%	22.98%	13.57%
Cumulative interest sensitivity
Gap as a percentage of total
Interest-earning assets	-8.97%	-9.05%	21.04%	24.90%	14.70%
Cumulative interest earning assets
as a percentage of cumulative
Interest-bearing liabilities	60.21%	83.34%	135.36%	141.37%	117.23%

(1) The Company may sell investments available for sale with a fair value of
$28,982,188 at any time.
(2) Loan totals exclude non-accruing loans amounting to $1,758,549.

OTHER OPERATING INCOME AND EXPENSES

   Total other operating income for the second quarter of 2000 was $518,593 compared to $450,091 for the second quarter of 1999 and $513,773 for the second quarter of 1998, an increase of $68,502 or 15.2% for 2000 versus 1999, and a decrease of $63,682 or 12.4% for 1999 versus 1998. Trust department income reports the biggest increase for the second quarter of 2000 versus the same period in 1999. A decrease is noted in other income for both 2000 versus 1998 and 1999 versus 1998 at a reported $78,290, and $92,052, respectively. Income from sold loans accounts for a portion of the decreases with figures for the second quarter of 2000 of $8,508 compared to $36,700 for 1999 and $101,344 for the same quarter in 1998. Total other operating income for the first six months of 2000 ended at $920,889 compared to $823,563 as of the end of the first six months of 1999 and $810,536 for the same period in 1998. The results are an increase of $97,326 or 11.8% for 2000 versus 1999 and an increase of
$13,027 or 1.6% for 1999 versus 1998. Trust department income continues to note the biggest increase throughout the comparison period reporting increases of $51,994 or 49.3% for 2000 versus 1999, and $39,669 or 60.3% for 1999 versus 1998. Our trust department has expanded in all aspects from employees to customers, with the end result showing an increase in income over the last few years. A loss of $11,507 was taken during the first six months of 2000 as the result of the sale of some low yielding treasuries. These treasuries were replaced with higher yielding agencies, anticipating that the higher yield would soon make up for the loss on the sale of the treasuries. Other income recognized the only decrease for 1999 versus 1998 reported at $37,362 or 9.1%. This decrease offset most of the increase in trust department income for the six months comparison period of 1999 versus 1998, resulting in a modest $13,027 increase for that time period.

   Total other operating expenses followed a different path for the second quarter comparisons with figures of almost $2 million for 2000, and increase of $143,219 or 7.8% over the 1999 figure of $1.83 million, which increased
$67,474 over the 1998 figure of $1.76 million. Occupancy expense notes the biggest increase for the second quarter of 2000 versus 1999, due to significant increases in depreciation, taxes on bank property, and service contracts.
Expenses associated with the Company's non-performing assets were higher for the second quarter of 1999 compared to the same quarter in 1998, contributing
$31,299 to the increase in other expenses for this comparison period. Total other operating expense for the six month comparison periods increased from
$3.6 million for 1998 to $3.7 million for 1999, and then increased to $4 million for 2000, resulting in increases of 3% for 1999 versus 1998, and 8.3% for 2000 versus 1999. Other expenses for the first six months reported the biggest increase of $91,698 or 7.7%, followed closely by occupancy expense with a reported increase for 2000 versus 1999 of $82,664 or 12.8%. Expenses of $61,500 on non-accrual loans for the first six months of 1999 supported the increase in other expenses for the 1999 versus 1998 period.

   All components of other operating expenses are monitored by management, however, a quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the Company.

APPLICABLE INCOME TAXES

   Income before taxes increased from $746,924 for the second quarter of 1998 to $785,172 for the second quarter of 1999, and then increased to $895,412 for the second quarter of 2000. The results are increases of just over 5% for 1999 versus 1998 and 14% for 2000 versus 1999. As a result, provisions for income taxes increased $29,701 or 15.7% for the 1999 versus 1998 comparison period, and an increase of $28,065 or 12.8% is noted for the 2000 versus 1999 period ending the second quarter of 2000 at $246,748. Income before taxes for the first six months increased from $1.27 million for 1998 to $1.34 million for
1999 to $1.47 million as of June 30, 2000, with income taxes calculated at
$302,855, $362,236, and $391,242, respectively.

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

CAPITAL RESOURCES

   The Company's stockholders' equity started the year at $22,181,154, increased through earnings of $1,082,289 and sales of common stock of
$478,131 through dividend reinvestment, and adjustments totaling $32,046 for valuation allowance for securities. It was decreased by dividends totaling
$1,079,309, the purchase of treasury stock of $97 and the purchase of stock through the Stock Buyback Plan of $436,991. The Company announced plans to buy up to 6% or 205,000 shares of its outstanding common stock at current market prices. To date, the price per share was in the range of $9.50 to $10.25.
The Company declared a dividend in December of 1999, payable in February of
2000. As a result, the Company had to accrue the dividend, decreasing stockholders' equity by $537,361 as of December 31, 1999. Stockholders'
equity ended the first six months of 2000 at $22,794,584 with a book value of $6.76 per share. All stockholders' equity is unrestricted. Additionally, it is noted that the net unrealized loss on valuation allowance for securities has decreased since the beginning of the year. A review of this activity shows that as the maturity date of the investments gets closer, the market price becomes favorably better, therefore, material loss is greatly reduced.

   The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively. As of June 30, 2000, the Company continued to maintain ratios far above the minimum requirements with reported ratios of approximately 18% for Tier I and 19% for Total Capital.

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

   The Company has included certain forward-looking statements in this
Management's Discussion and Analysis of Results of Operations, Cash Flow
and Financial Condition. These statements are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and various assumptions made by management which are difficult to predict. Among the factors that could affect the outcome of the statements are general industry and market conditions and growth rates. There-
fore, actual outcomes and their impact on the Company may differ materially from what is expressed or forecasted. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                            PART II.

Item 1

Legal Proceedings

   Community National Bank is currently involved in a lawsuit filed on March
23, 1998, in the Orleans Superior Court against the State of Vermont. The issue involves OREO property that is on "filled land" on the shores of Lake
Memphremagog in the City of Newport. According to a so-called "public trust doctrine", the State of Vermont might have ownership of any lands created by filling any portion of the navigable waters of the state. The result of this is that the Bank has been unable to sell these properties for fair value because some attorneys will not clear title to the property. The suit filed is an attempt to clear title to said properties by seeking judicial clarification of the public trust doctrine. The Bank received documents in mid April pertaining to the ruling of the lawsuit. The judgement was not in the Bank's favor. On June 23,
2000, The Bank filed an appeal to the Vermont Supreme Court, but it may take up to six months to have it set for oral arguments. Regardless of the outcome of the suit, is not likely to have a material impact on the financial statements of the Bank or consolidated Company.

   There are no other pending legal proceedings to which the Company is a party or of which any of its property is the subject, other than routine litigation incidental to its banking business.

Item 4

Submission of Matters to a Vote of Security Holders

   The following matters were submitted to a vote of security holders, at the
Annual Meeting of Shareholders of Community Bancorp. on May 2, 2000:

  To elect three directors to serve until the Annual Meeting of Shareholders in 2003;
  To consider and vote on an amendment to the Company's Articles of
  Association to limit the liability of directors, except for certain breaches of duty, as specified by Vermont law;
  To consider and vote on an amendment to Article Eleven of the company's
  Articles of Association to modify existing language relating to indemnification of directors, officers and others;
  To ratify the selection of the independent public accounting firm of A.M.
  Peisch & Company as the Corporation's external auditors for the fiscal year ending December 31, 2000;

The results are as follows:
			AUTHORITY
			WITHHELD/	BROKER
MATTER	FOR	AGAINST	ABSTAIN	NON-VOTE
Election of Directors:
Elwood Duckless	2,675,890.6326	5,610.9759	12,342.8672	-0-
Rosemary M. Lalime	2,658,767.6533	22,733.9552	12,342.8672	-0-
Anne T. Moore	2,671,577.6129	9,923.9956	12,342.8672	-0-
Amendment to limit liability	2,590,279.7342	42,920.0441	60,644.6974	-0-
Amendment RE: Indemnification	2,579,191.2744	40,438.7072	74,214.4941	-0-
Selection of Auditors
A.M. Peisch & Company	2,668,165.6682	1,620.4613	24,058.3462	-0-

Item 5

Other Information

NONE

Item 6

Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this report:
Exhibit 2.1 - Amendments to article 11 and new article 16 of the Community Bancorp., amended and restated articles of association
Exhibit 2.2 - Amended By-laws for Community Bancorp. including new Article 9
(Indemnification)
Exhibit 27 - Financial Data Schedule

Reports on Form 8-K

Form 8-K dated April 11, 2000, announcing a stock buyback plan for Community Bancorp., was filed on the same date.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: August 4, 2000                     By: /s/ Richard C. White
                                           Richard C. White, President

DATED: August 4, 2000                     By: /s/ Stephen P. Marsh
                                           Stephen P. Marsh,
                                           Vice President & Treasurer

                                                          Exhibit 2.1

The following two amendments to the Amended and Restated Articles of Association
of Community Bancorp. were adopted by the requisite vote of the shareholders at the Annual Meeting of Shareholders held on May 2, 2000 and became effective on
May 12, 2000, upon filing in the Office of the Vermont Secretary of State:

Article Eleven is amended to read in its entirety as follows:

                             ARTICLE ELEVEN
                            INDEMNIFICATION

The Board of Directors is authorized to adopt such By-laws and other regulations or arrangements (including contracts) providing for indemnification of, and advancement of expenses to, any person who is or was a director, officer, employee or agent of the Corporation, as the Directors may deem advisable, to the extent not inconsistent with applicable law.

Article Sixteen is added, reading in its entirety as follows:

                             ARTICLE SIXTEEN
                 LIMITATION OF DIRECTOR LIABILITY

A Director of the Corporation shall have no personal liability to the Corporation or to its shareholders for money damages for any action taken, or any failure to take any action, solely as a director, based on a failure to discharge his or her own duties in accordance with Section 8.30 of Title 11A of the Vermont Statutes
Annotated, except for (a) the amount of a financial benefit received by the
Director to which the Director is not entitled; (b) an intentional reckless infliction of harm on the Corporation or its shareholders; (c) a violation of Section 8.33 of Title 11A of the Vermont Statutes Annotated; or (d) an
intentional or reckless criminal act. This Article Sixteen shall not be deemed to eliminate or limit the liability of a Director for any act or omission occurring prior to the date this Article becomes effective. No amendment or repeal of this Article Sixteen shall apply to or have any effect on the liability or alleged liability of any Director of the Corporation for or with respect to any acts or omissions of such Director occurring prior to such amendment or repeal.