Form 10-Q
period 2000-09-30
COMMUNITY BANCORP /VT
filed 2000-11-09
CIK 718413

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Nine Months Ended September 30, 2000
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

At November 08, 2000 there were 3,369,991 shares outstanding of the Corporation's common stock.

Total Pages - 24 Pages

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following are the consolidated financial statements for Community Bancorp.
and subsidiaries, "the Company". These statements and the other worksheets following them help to support the opinions and information disclosed in the
"Management's Discussion and Analysis of the Results of Operations" in Part
1, Item 2.

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Balance Sheets
( Unaudited )	September 30	December 31
	2000	1999

Assets
Cash and due from banks	5,900,762	9,928,586
Federal funds sold and overnight deposits	4,663,905	2,787,558
Total cash and cash equivalents	10,564,667	12,716,144
Securities held-to-maturity (fair value $51,751,518
at 09/30/00 and $29,502,766 at 12/31/99)	52,094,438	29,887,821
Securities available-for-sale	19,016,875	28,982,188
Restricted equity securities	1,141,650	1,141,650
Loans held-for-sale	626,500	660,423
Loans	171,927,463	152,618,876
Allowance for loan losses	(1,761,291)	(1,714,763)
Unearned net loan fees	(927,417)	(891,114)
Net loans	169,238,755	150,012,999
Bank premises and equipment, net	4,598,838	4,322,697
Accrued interest receivable	2,079,398	1,484,192
Other real estate owned, net	297,769	434,694
Other assets	2,631,130	2,572,994

Total assets	$262,290,020	$232,215,802

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Demand, non-interest bearing	27,187,479	25,727,709
NOW and money market accounts	51,769,069	52,094,860
Savings	33,097,392	32,854,357
Time deposits, $100,000 and over	16,849,480	15,894,363
Other time deposits	78,855,006	75,271,591

Total deposits	$207,758,426	$201,842,880

Borrowed funds	17,055,000	4,055,000
Repurchase agreements	13,443,825	2,623,282
Accrued interest and other liabilities	1,215,314	1,493,486
Subordinated convertible debentures	20,000	20,000

Total liabilities	$239,492,565	$210,034,648

Stockholders' Equity
Common stock - $2.50 par value;
6,000,000 shares authorized and 3,461,721 shares
issued at 09/30/00 and 3,388,394 issued at 12/31/99	8,654,303	8,470,985
Additional paid-in capital	11,389,068	10,942,510
Retained earnings	4,096,193	3,462,966
Accumulated other comprehensive income	(135,676)	(247,086)
Less: treasury stock, at cost;
105,494 shares at 09/30/00 and 29,887 shares at 12/31/99	(1,206,433)	(448,221)

Total stockholders' equity	$22,797,455	$22,181,154

Total liabilities and stockholders' equity	$262,290,020	$232,215,802

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Income
( Unaudited )

For The Third Quarter Ended September 30,	2000	1999	1998

Interest income
Interest and fees on loans	3,792,690	3,294,974	3,483,609
Interest and dividends on investment securities
U.S. Treasury securities	341,881	554,450	537,196
U.S. Government agencies	380,862	133,946	42,301
States and political subdivisions	254,551	196,180	170,690
Dividends	21,468	20,556	18,162
Interest on federal funds sold and overnight deposits	23,047	47,549	72,490
Total interest income	$4,814,499	$4,247,655	$4,324,448

Interest expense
Interest on deposits	2,004,156	1,831,568	1,992,663
Interest on borrowed funds	257,465	51,495	51,124
Interest on repurchase agreements	132,335	13,647	929
Interest on subordinated debentures	550	550	229
Total interest expense	$2,394,506	$1,897,260	$2,044,945

Net interest income	2,419,993	2,350,395	2,279,503
Provision for loan losses	(63,000)	(115,000)	(150,000)

Net interest income after provision	$2,356,993	$2,235,395	$2,129,503

Other operating income
Trust department income	93,811	62,054	43,486
Service fees	210,869	176,797	170,762
Security (losses) gains	(7,275)	0	0
Other	152,869	165,765	167,946
Total other operating income	$450,274	$404,616	$382,194

Other operating expenses
Salaries and wages	778,804	724,113	708,689
Pension and other employee benefits	207,918	205,874	192,326
Occupancy expenses, net	354,521	280,158	323,744
Trust department expenses	23,168	13,080	9,389
Other	612,353	603,047	533,566
Total other operating expenses	$1,976,764	$1,826,272	$1,767,714

Income before income taxes	830,503	813,739	743,983
Applicable income taxes (credit)	198,155	209,833	181,844

Net Income	$632,348	$603,906	$562,139

Earnings per share on weighted average	$0.19	$0.18	$0.17

Weighted average number of common shares
Used in computing earnings per share	3,362,916	3,332,139	3,247,388

Dividends declared per share	$0.16	$0.16	$0.15

Per share data for 1998 restated to reflect a 5% stock dividend paid on February 1, 1999.

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Income
( Unaudited )

For the First Nine Months Ended September 30,	2000	1999	1998

Interest income
Interest and fees on loans	10,618,741	9,748,162	10,352,917
Interest and dividends on investment securities
U.S. Treasury securities	1,170,260	1,684,898	1,525,088
U.S. Government agencies	948,757	401,999	83,380
States and political subdivisions	560,221	447,769	462,851
Dividends	63,927	59,405	55,566
Interest on federal funds sold and overnight deposits	87,219	159,082	276,518
Total interest income	$13,449,125	$12,501,315	$12,756,320

Interest expense
Interest on deposits	5,560,791	5,483,598	5,933,489
Interest on borrowed funds	403,319	150,567	147,367
Interest on repurchase agreements	272,022	22,957	3,122
Interest on subordinated debentures	1,650	1,650	4,047
Total interest expense	$6,237,782	$5,658,772	$6,088,025

Net interest income	7,211,343	6,842,543	6,668,295
Provision for loan losses	(321,000)	(415,000)	(510,000)

Net interest income after provision	$6,890,343	$6,427,543	$6,158,295

Other operating income
Trust department income	251,314	167,563	109,326
Service fees	596,786	520,060	503,305
Security (losses) gains	(18,782)	0	0
Other	541,845	540,556	580,099
Total other operating income	1,371,163	1,228,179	1,192,730

Other operating expenses
Salaries and wages	2,231,405	2,131,401	2,117,596
Pension and other employee benefits	668,870	604,324	544,062
Occupancy expenses, net	1,080,981	923,954	967,674
Trust department expenses	73,511	41,082	36,805
Other	1,902,705	1,801,701	1,672,431
Total other operating expenses	$5,957,472	$5,502,462	$5,338,568

Income before income taxes	2,304,034	2,153,260	2,012,457
Applicable income taxes (credit)	589,397	572,069	484,698

Net Income	$1,714,637	$1,581,191	$1,527,759

Earnings per share on weighted average	$0.51	$0.48	$0.48

Weighted average number of common shares
Used in computing earnings per share	3,380,466	3,292,879	3,217,343

Book value per share on shares outstanding	$6.79	$6.73	$6.68

Dividends declared per share	$0.48	$0.48	$0.45

Per share data for 1998 restated to reflect a 5% stock dividend paid on February 1, 1999.

NOTES

Note 1 - The financial information included in this report reflect all adjustments management deems necessary to accurately disclose the fair value of items presented.
Results for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period. The financial information disclosed is unaudited.
COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the First Nine Months Ended September 30,	2000	1999	1998

Reconciliation of net income to net cash provided by operating activities:
Net Income	$1,714,637	$1,581,191	$1,527,759
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	448,650	304,786	303,012
Provisions for loan losses	321,000	415,000	510,000
Provisions for deferred income taxes	(6,193)	(30,150)	(70,245)
(Gain) loss on sale of loans	(24,772)	(89,534)	(118,886)
Securities losses	18,782	0	0
(Gain) loss on sales of OREO	(56,594)	6,244	(2,712)
OREO writedowns	6,883	19,590	26,592
Amortization of bond premium, net	133,604	240,582	35,412
Proceeds from sales of loans held for sale	2,008,907	9,424,068	3,489,568
Originations of loans held for sale	(1,950,212)	(9,467,687)	(4,600,524)
Increase (decrease) in taxes payable	96,554	28,240	15,944
(Increase) decrease in interest receivable	(595,206)	(461,965)	(269,813)
Decrease (increase) in mortgage service rights	22,361	(32,119)	(63,190)
(Increase)decrease in other assets	(117,218)	201,483	(126,978)
Increase(decrease) in unamortized loan fees	36,303	36,270	(9,749)
Increase (decrease) in interest payable	89,505	(29,686)	(9,725)
(Decrease) increase in accrued expenses	(16,846)	1,229	56,345
Increase (decrease) in other liabilities	79,575	120,326	148,160
Net cash provided by operating activities	$2,209,720	$2,267,868	$840,970

Cash Flows from investing activities:
Investments - held to maturity
Sales and maturities	9,586,421	18,936,104	12,861,980
Purchases	(31,799,200)	(26,313,397)	(17,220,197)
Investments - available for sale
Sales and maturities	9,987,892	0	2,000,000
Purchases	0	(9,291,211)	(14,236,406)
Purchase of restricted equity securities	0	0	(41,900)
Investment in limited partnership	(4,078)	(14,130)	(40,312)
Increase in Loans, Net of Payments	(20,073,351)	(4,337,162)	(78,380)
Capital Expenditures	(724,791)	(1,622,280)	(81,917)
Recoveries of loans charged off	113,377	74,913	165,911
Proceeds from sales of other real estate owned	563,551	453,841	771,784
Net Cash Used in Investing Activities	($32,350,179)	($22,113,322)	($15,899,437)

Cash Flows from Financing Activities:
Net increase (decrease) in demand deposits, NOW, Money Mkt and savings	1,377,014	11,950,238	7,660,272
Net increase (decrease) in certificates of deposit	4,538,532	(1,430,512)	2,233,653
Net increase in short-term borrowings and repurchase agreements	10,820,543	1,171,117	0
Net increase in borrowed funds	13,000,000	0	0
Payments to acquire treasury stock	(758,212)	(2,831)	(197)
Dividends paid	(988,895)	(841,065)	(705,186)
Net cash provided by financing activities	$27,988,982	$10,846,947	$9,188,542
Net decrease in cash and cash equivalents	($2,151,477)	($8,998,507)	($5,869,925)
Cash and cash equivalents:
Beginning	$12,716,144	$20,424,088	$14,307,610
Ending	$10,564,667	$11,425,581	$8,437,685

Supplemental Schedule of Cash Paid During the Year
Interest paid	$6,148,277	$5,687,724	$6,096,466
Income Taxes Paid	$499,038	$573,980	$538,999

Supplemental schedule of noncash investing and financing activities:
Net change in securities valuation	$168,803	($498,281)	$455,709
OREO acquired in settlements of loans	$376,915	$589,427	$318,577
Debentures converted to common stock	$0	$0	$84,000
Stock dividends	$0	$1,851,338	$3,823,576

Dividends paid
Dividends payable	$1,618,771	$1,553,648	$1,369,090
Dividends reinvested	($629,876)	($712,583)	($663,904)
	$988,895	$841,065	$705,186
	AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information:
Average earning assets (including non-accrual loans)
Average interest bearing liabilities supporting earning assets
Interest income and interest expense as a rate/yield

	For the First Nine Months Ended:
		2000			1999
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS

Loans (gross)	161,838,476	10,618,741	8.76%	148,626,379	9,748,162	8.77%
Taxable Investment Securities	48,214,804	2,119,019	5.87%	51,170,109	2,086,899	5.45%
Tax Exempt Investment
Securities (1)	15,337,669	843,786	7.35%	13,349,015	672,198	6.73%
Federal Funds Sold	709,489	32,971	6.21%	2,271,978	75,689	4.45%
Sweep Account	1,342,913	54,248	5.40%	2,271,173	83,393	4.91%
Other Securities (2)	1,226,271	67,249	7.33%	1,257,359	63,523	6.75%

TOTAL	228,669,622	13,736,014	8.02%	218,946,013	12,729,864	7.77%

INTEREST BEARING LIABILITIES

Savings Deposits	33,132,423	570,659	2.30%	32,548,493	564,046	2.32%
NOW & Money Market Funds	50,123,609	1,364,209	3.64%	50,786,777	1,225,765	3.23%
Time Deposits	91,711,292	3,625,924	5.28%	95,272,339	3,693,788	5.18%
Other Borrowed Funds	8,582,391	403,319	6.28%	4,060,000	150,567	4.96%
Repurchase Agreements	7,568,065	272,022	4.80%	774,618	22,957	3.96%
Subordinated Debentures	20,000	1,650	11.02%	20,000	1,650	11.03%

TOTAL	191,137,780	6,237,783	4.36%	183,462,227	5,658,773	4.12%

Net Interest Income		7,498,231			7,071,091
Net Interest Spread(3)			3.66%			3.65%
Interest Differential(4)			4.38%			4.32%

(1) Income on investment securities of state and political subdivisions is stated on a fully taxable basis (assuming a 34 percent tax rate).
(2) Included in other securities are taxable industrial development bonds (VIDA) with income of $3,322 for 2000 and $4,119 for 1999.
(3) Net interest Spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
(4) Interest differential is net interest income divided by average earning assets.

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income
for the first nine months of 2000 and 1999 resulting from
volume changes in assets and liabilities and fluctuations
in rates earned and paid.

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

INCOME EARNING ASSETS

Loans	3,934	866,645	870,579
Taxable Investment Securities	161,990	(129,870)	32,120
Tax Exempt Investment
Securities (2)	71,486	100,102	171,588
Federal Funds Sold	29,922	(72,640)	(42,718)
Sweep Account	8,381	(37,526)	(29,145)
Other Securities	5,432	(1,706)	3,726

Total Interest Earnings	281,145	725,005	1,006,150

INTEREST BEARING LIABILITIES

Savings Deposits	(3,520)	10,133	6,613
NOW & Money Market Funds	156,516	(18,072)	138,444
Time Deposits	72,897	(140,761)	(67,864)
Other Borrowed Funds	84,980	167,772	252,752
Repurchase Agreements	47,852	201,213	249,065
Subordinated Debentures	0	0	0

Total Interest Expense	358,725	220,285	579,010

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
The assumed rate is 34%.

COMMUNITY BANCORP.

PRIMARY EARNINGS PER SHARE

For The Third Quarter Ended September 30,	2000	1999	1998

Net Income	$632,348	$603,906	$562,139
Average Number of Common Shares Outstanding.	3,362,916	3,332,139	3,247,388
Earnings Per Common Share	$0.19	$0.18	$0.17

FULLY DILUTED EARNINGS PER SHARE

For The Third Quarter Ended September 30,	2000	1999	1998

Net Income	$632,348	$603,906	$562,139
Adjustments to Net Income (Assuming Conversion
of Subordinated Convertible Debentures).	363	363	151
Adjusted Net Income	$632,711	$604,269	$562,290
Average Number of Common Shares Outstanding.	3,362,916	3,332,139	3,247,388
Increase in Shares (Assuming Conversion of
Subordinated Convertible Debentures).	8,557	8,557	9,566
Average Number of Common Shares Outstanding
(Fully Diluted).	3,371,473	3,340,696	3,256,954
Earnings Per Common Share Assuming Full Dilution.	$0.19	$0.18	$0.17
Per share data for 1998 restated to reflect a 5% stock dividend paid on February 1, 1999.

COMMUNITY BANCORP.

PRIMARY EARNINGS PER SHARE

For the First Nine Months Ended September 30,	2000	1999	1998

Net Income	$1,714,637	$1,581,191	$1,527,759

Average Number of Common Shares Outstanding.	3,380,466	3,292,879	3,217,343

Earnings Per Common Share	$0.51	$0.48	$0.48

FULLY DILUTED EARNINGS PER SHARE

For the First Nine Months Ended September 30,	2000	1999	1998

Net Income	$1,714,637	$1,581,191	$1,527,759
Adjustments to Net Income (Assuming Conversion
of Subordinated Convertible Debentures).	1,089	1,089	2,671
Adjusted Net Income	$1,715,726	$1,582,280	$1,530,430
Average Number of Common Shares Outstanding.	3,380,466	3,292,879	3,217,343
Increase in Shares (Assuming Conversion of
Subordinated Convertible Debentures).	8,557	8,557	19,422
Average Number of Common Shares Outstanding
(Fully Diluted).	3,389,023	3,301,436	3,236,765
Earnings Per Common Share Assuming Full Dilution.	$0.51	$0.48	$0.47
Per share data for 1998 restated to reflect a 5% stock dividend paid on February 1, 1999.

PART I.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
THE RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2000

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

OVERVIEW

   Net income for the third quarter ended September 30, 2000 was $632,348, representing an increase of 4.7% and 12.5%, respectively, over the net income figures of $603,906 for the third quarter ended September 30, 1999, and
$562,139 for the same period in 1998. Earnings per share of $0.19, $0.18,

GRAPHICS                             GRAPHICS

and $0.17 were reported for the respective third quarters. The Company declared a cash dividend of $0.16 per share payable August 1, 2000 to shareholders of record as of July 15, 2000. Additionally, a two-for-one stock split was declared in 1998, payable June 1, 1998, to shareholders of record as of May 15, 1998.
As a result of the stock split, all 1998 per share data prior to that date has been restated. Net income for the first nine months of 2000 was $1.7 million compared to $1.6 million for the first nine months of 1999, and $1.5 million for the first nine months of 1998, representing an increase of 8.4% compared to 1999, and
12.2% for 1998. Earnings per share for the first nine months were $0.51 for
2000 and $0.48 for 1999 and 1998. The third quarter of 2000 was better than both the third quarter of 1999 and 1998 due in part to increases in the Bank's investment portfolio and loan portfolio, as well as a decrease in the provision for loan losses. The increases in the investment and loan portfolios helped to generate more interest income, contributing to the overall increase in net income. Net income for the nine months comparison periods followed similar patterns with interest income accounting for the biggest increase and provisions for loan losses noting a decrease in both comparison periods. A year to date decrease is noted in non-performing and trouble loans resulting in a decrease in the monthly provision for loan losses.

   Net interest income, the difference between interest income and expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, rate sensitivity of earning assets as well as interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets.

   Net interest income for the third quarter comparison period started at $2.28 million for 1998, increased to $2.35 million for 1999, and then increased to
$2.42 million for 2000, resulting in an increase of 3% for 2000 versus 1999, and an increase of 6.2% for 2000 versus 1998. Interest on loans reported an increase of $497,716 or 15.1%, accounting for the biggest increase for the third quarter of 2000 compared to the same quarter in 1999. Interest on US
Government agencies increased $338,561 for the third quarter of 2000 compared to the same quarter in 1998 accounting for the biggest increase in that period.
The Bank sold a portion of it's U.S Treasury securities and replaced them with higher yielding Government Agencies, thereby creating more interest income.
Interest expense increased $497,246 or by 26.2% for the third quarter of 2000 compared to the same quarter in 1999, and an increase of $349,561 or 17.1%
noted for 2000 and 1998. An increase in borrowed funds and repurchase agreements accounts for a substantial portion of the increase in interest expense. Provisions for loan losses decreased $52,000 for 2000 compared to
1999 and $87,000 for 2000 compared to 1998. These decreases helped to offset a portion of the overall increase in interest expense.

   In the nine month comparison periods, net interest income started at $6.7 million as of the end of the first nine months of 1998, increased $174,248 or 2.6% to
$6.8 million as of the end the first nine months of 1999, and then increased
$368,800 or 5.4% to end the first nine months of 2000 at a figure of $7.2 million. Interest on loans reported an increase of $870,579 or 8.9% for 2000 compared to 1999, and U.S. Government agencies reporting an increase in interest income of $865,377 for 2000 compared to 1998. Interest expense associated with repurchase agreements has shown considerable increase for both comparison periods for reasons mentioned above, with increases of
$249,065 for 2000 compared to 1999 and $268,900 for 2000 compared to
1998. Interest on deposits reported the only decrease of $372,698 for the nine months of 2000 compared to 1998. Provisions for loan losses reported decreases of $94,000 for 2000 compared to 1999 and $189,000 for 1999 compared to 1998.

   Additionally, as the loan portfolio matures or reprices, increases are noted
in the rates for these earning assets. Interest bearing deposit accounts are repricing at a lower rate creating less expense on these liabilities. The result is a tax equivalent spread for the first nine months equaling 3.66% for 2000 versus 3.65% for 1999.

CHANGES IN FINANCIAL CONDITION

   The Company had total assets of $262 million at September 30, 2000 and $232 million at December 31, 1999. Average earning assets were $229 million for the first nine months ended September 30, 2000, including average loans of $162 million and average investment securities of $64.5 million. Average earning assets were $220 million for the year ended December 31, 1999 including average loans of $150 million and average investment securities of $65 million.
The Company attributes the desire to increase the loan portfolio for the increase in average loan volume.

   Average interest bearing liabilities at September 30, 2000 were $191 million, with average time deposits reported totaling $92 million and NOW & money market funds of $50 million. At December 31, 1999, average interest bearing liabilities of $185 million were reported including average time deposits of $95 million and NOW & money market funds at an average volume of $52 million.

   Repurchase agreements have experienced a steady increase starting at an average volume of $1.3 million at December 31, 1999, and increasing $6.3 million to end at a nine month average balance of $7.6 million. These accounts have been well received since they were introduced in 1998, and have been successful in attracting new business customers, and retaining current business customers.

RISK MANAGEMENT

Liquidity Risk - Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand
(assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Our time deposits greater than $100,000 increased $955,117 or 6% to end the first nine months of
2000 at a volume of $16.85 million compared to $15.89 million at the end of the
1999 calendar year. Other time deposits increased $3.6 million from December
31, 1999 to September 30, 2000. The Bank has offered a few new products in recent months in an effort to attract long-term deposits. A total of approximately
$4.6 million in new money was recognized as a result of these various offers. A review of time deposits, predominantly the time deposits over $100,000 indicates that they are primarily generated locally and regionally and are established customers of the Company. The Company has no brokered deposits. Our gross loan portfolio increased 12.7% from $152.6 million at the end of 1999 to $171.9 million at the end of the first nine months of 2000. The Bank has purchased approximately $4.4 million in loans from other institutions contributing to the increase in the loan portfolio. An increase in the Company's investment portfolio also helped to increase assets for the first nine months of 2000. As of September
30, 2000, the Company held in it's investment portfolio treasuries classified as
"Available for Sale" at a fair value of $19 million, compared to $29 million as of December 31, 1999, a decrease of $10 million or 34.4%. Treasuries classified as "Held to Maturity" ended the first nine months of 2000 at a book value of $52 million compared to $30 million as of the end of the 1999 calendar year, an increase of approximately $22 million or 74.3%. Both of these types of investments mature at monthly intervals as shown on the gap report at the end of this section. Securities classified as "Restricted Equity Securities" are made up of equity securities the Company is required to maintain in the form Federal
Home Loan Bank of Boston (FHLB) and Federal Reserve stock. These securities remain at a balance totaling $1.14 million as of September 30, 2000. The Company currently has an advance of just over $17 million against an available line of
$105.6 million, with $2 million and $4.1 million available at First Boston and
FHLB, respectively.

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

Allowance for loan losses and provisions - The valuation allowance for loan losses of $1.76 million as of September 30, 2000 composed 1% of the total gross loan portfolio. A primary concern of management is to reduce the exposure of credit loss within the portfolio. The Company maintains a residential loan portfolio of approximately $105 million and a commercial real estate portfolio of approximately $33 million accounting for 61% and 19%, respectively, of the total loan portfolio. This large loan volume together with the low historical loan loss experience helps to support our basis for loan loss coverage.

   The Company's non-performing assets are made up of $331,776 in loans 90 days or more past due, $1,137,549 in non-accruing loans, and $297,769 in other real estate owned (OREO). A comparison of these non-performing assets revealed decrease in all portfolios starting with a decrease of $300,683 or 47.5% in loans
90 days or more past due, a decrease in non-accruing loans of $621,000 or 35.3%, and the OREO portfolio decreased $136,925 or by 31.5%. The Company employs personnel whose main duties are to manage the non-performing assets. Their efforts speak for themselves when reviewing these substantial decreases in all three portfolios. The portfolio of non-accruing loans makes up the biggest portion of the non-performing assets and consists of just over $1 million of real estate secured mortgage loans at the end of the first nine months of 2000, thereby reducing the exposure to loss.

Non-performing assets as of September 30, 2000 and December 31, 1999 were as follows:
	09/30/2000	12/31/1999
Loans past due 90 day or more and still accruing	331,776	632,458
Non-Accruing loans	$1,137,549	$1,758,549
Other real estate owned	297,769	434,694
Total	$1,767,094	$2,825,701

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

GAP ANALYSYS
Community Bancorp. & Subsidiaries
September 30, 2000
Cumulative repriced within
Dollars in thousands,	3 Months	4 to 12	1 to 3	3 to 5	Over 5
by repricing date	or less	Months	Years	Years	Years	Total

Interest sensitive assets:
Federal funds sold	2,050	0	0	0	0	2,050
Overnight deposits	2,614	0	0	0	0	2,614
Investments						0
Available for Sale(1)	0	9,007	10,010	0	0	19,017
Held to Maturity	9,902	10,646	14,335	2,518	14,693	52,094
Restricted equity securities	0	0	0	0	1,142	1,142
Loans(2)	26,589	51,692	45,196	12,009	35,930	171,416
Total interest sensitive assets	41,155	71,345	69,541	14,527	51,765	248,333

Interest sensitive liabilities:
Certificates of deposit	16,159	70,258	8,124	1,164	0	95,705
Money markets	33,016	0	0	0	0	33,016
Regular savings	0	3,097	0	0	30,000	33,097
Now and super accounts	0	0	0	0	18,753	18,753
Borrowed funds	12,000	5,000	15	0	40	17,055
Repurchase agreements	13,444	0	0	0	0	13,444
Subordinated debentures	0	0	0	20	0	20
Total interest sensitive liabilities	74,619	78,355	8,139	1,184	48,793	211,090

Net interest rate sensitivity gap	(33,464)	(7,010)	61,402	13,343	2,972
Cumulative net interest rate
sensitivity gap	(33,464)	(40,474)	20,928	34,271	37,243
Cumulative net interest rate
sensitivity gap as a
percentage of total assets	-12.76%	-15.43%	7.98%	13.07%	14.20%
Cumulative interest sensitivity
gap as a percentage of total
interest-earning assets	-13.48%	-16.30%	8.43%	13.80%	15.00%
Cumulative interest earning assets
as a percentage of cumulative
interest-bearing liabilities	55.15%	73.54%	112.99%	121.12%	117.64%

(1) The Company may sell investments available for sale with a fair value of $19,016,875 at any time.
(2) Loan totals exclude non-accruing loans amounting to $1,137,549.

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

OTHER OPERATING INCOME AND EXPENSES

   Total other operating income for the third quarter of 2000 was $450,274 compared to $404,616 for the third quarter of 1999, an increase of $45,658 or
11.3%. Service fees reports the biggest increase for the third quarter comparison period while a decrease of $12,896 is noted in other income. The increase in volume for repurchase agreements and the increase in usage of our VISA check cards have generated more fee income for the reporting period. In an effort to increase our loan portfolio, fewer loans are being sold on the secondary market generating less income.

   Total other operating income for the first nine months of 2000 ended at
$1.37 million compared to $1.23 million a year ago. Trust department income notes the biggest increase of $83,751 or almost 50%. Our trust department continues to build its customer base resulting in more income over the last few years. A loss of $18,782 was taken during the first nine months of 2000 as the result of the sale of some low yielding treasuries. These treasuries were replaced with higher yielding agencies, anticipating that the higher yield would soon make up for the loss on the sale of the treasuries.

   Total other operating expenses increased for the third quarter comparison with figures of $1.98 million for 2000, an increase of $150,492 or 8.2% over the 1999 figure of $1.83 million. Occupancy expense notes the biggest increase for the third quarter of 2000 versus 1999, due to significant increases in depreciation, taxes on bank properties, and service contracts.

   Total other operating expense for the nine month comparison periods increased from $5.5 million for 1999 to just under $6 million for 2000, resulting in increases of $455,010 or 8.3%. Occupancy expense tops the increase at $157,027 for the first nine months reporting a figure of $1.1 million compared to $0.9 million a year ago.

   All components of other operating expenses are monitored by management, however, a quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the Company.

APPLICABLE INCOME TAXES

   Income before taxes increased from $813,739 for the third quarter of 1999 to $830,503 for the same quarter of 2000. Due in part to this moderate increase, together with an increase in tax exempt income, provisions for income taxes decreased $11,678 or by 5.6%. Income before taxes for the first nine months increased from $2.15 million for 1999 to $2.30 million as of September 30,
2000, with income taxes calculated at $572,069 and $589,397, respectively.

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

CAPITAL RESOURCES

   The Company reported a figure for stockholders' equity of $22,181,154 as of December 31, 1999. This figure increased through earnings of $1,714,637, sales of common stock of $629,875 through dividend reinvestment, and adjustments totaling $111,410 for valuation allowance for securities. It was decreased by dividends totaling $1,618,771, the purchase of treasury stock of
$1,040, and the purchase of stock through the Stock Buyback Plan of $757,171.
As of September 30, 2000 stockholders' equity was reported at $22,797,455 with a book value of $6.79 per share. On April 11, 2000, the Company issued a press release announcing plans to buy up to 6% or 205,000 shares of its outstanding common stock at current market prices. Total shares bought back through the end of September totaled 75,497 and the repurchase price paid for these shares ranged from $9.25 to $10.75 per share. Additionally, the Company declared a dividend in December of 1999, payable in February of 2000. As a result, the Company had to accrue the dividend, decreasing stockholders' equity by $537,361 as of
December 31, 1999. All stockholders' equity is unrestricted. A review of the valuation allowance for securities shows that the net unrealized loss has decreased since the beginning of the year. In reviewing this activity, it is evident that as the maturity date of the investments gets closer, the market price becomes favorably better, therefore, material loss is greatly reduced.

   The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively.
As of September 30, 2000, the Company continued to maintain ratios far above the minimum requirements with reported ratios of approximately 17%
for Tier I and 18.5% for Total Capital.

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

FORWARD-LOOKING STATEMENTS

   The Company's Management's Discussion and Analysis of Results of
Operations, Cash Flow and Financial Condition contains certain forward-
looking statements about the results of operations, financial condition and business of the Company and its subsidiaries. When used therein, the words
"believes," "expects," "anticipates," "intends," "estimates," "plans,"
"predicts," or similar expressions, indicate that management of the Company is making forward-looking statements.

   Forward-looking statements are not guarantees of future performance. They necessarily involve risks, uncertainties and assumptions. Future results of the
Company may differ materially from those expressed in these forward-looking statements. Although these statements are based on management's current expectations and estimates, many of the factors that could influence or determine actual results are unpredictable and not within the Company's control. In addition, the Company does not undertake to, and disclaims any obligation to, publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence or anticipated occurrence of events or circumstances after the date of this Report. The
Company claims the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995.

   Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (1) competitive pressures increase among financial services providers in the Company's northern New England market area or in the financial services industry generally, including competitive pressures from nonbank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (2) interest rates change in such a way as to reduce the
Company's margins; (3) general economic or monetary conditions, either nationally or regionally, are less favorable than expected, resulting in a deterioration in credit quality or a diminished demand for the Company's products and services; and (4) changes in laws or government rules, or the way in which courts interpret those laws or rules, adversely affect the
Company's business.

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

Item 2 - Changes in Securities

     NONE

Item 3 - Defaults upon Senior Securities

     NONE

Item 4 - Submission of Matters to a Vote of Security Holders

     NONE

Item 5 - Other Information

     NONE

Item 6 - Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this report:
Exhibit 3 (ii) - Revised Section 2.01 of the By-Laws for Community Bancorp.

Exhibit 27 - Financial Data Schedule

Reports on Form 8-K

     NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.
DATED: November 09, 2000	By: /s/ Richard C. White
Richard C. White, President

DATED: November 09, 2000	By: /s/ Stephen P. Marsh
Stephen P. Marsh,
Vice President & Treasurer