Form 10-K
period 2000-12-31
COMMUNITY BANCORP /VT
filed 2001-03-28
CIK 718413

                                                                CONFORMED COPY

                    SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                      FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2000
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

As of March 16, 2001, the date of the latest known sale of the registrant's stock, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the per share sale price of the stock on that date, was $34,996,050.

There were 3,536,168 shares outstanding of the issuer's class of common stock as of the close of business on March 16, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for fiscal year 2000 incorporated by reference to Part II, including the following financial statements
Report of Independent Public Accountants
Financial Statements:
 Consolidated Balance Sheets as of December 31, 2000 and 1999
 Consolidated Statements of Income for the fiscal years December 31, 2000,
  1999 and 1998
  Consolidated Statements of Stockholders' Equity for the fiscal years
  December 31, 2000, 1999 and 1998
 Consolidated Statements of Cash Flows for the fiscal years December 31,
  2000, 1999 and 1998
 Notes to Consolidated Financial Statements
 Condensed Financial Information (Parent Company Only)
Portions of the Proxy Statement for the Annual Meeting to be held May 8, 2001 are incorporated by reference to Part III.

Total Number of Pages - 30

Exhibit Index Begins on Page 25

PART I

Item 1. The Business

Organization and Operation

Community Bancorp. (The Corporation) was organized under the laws of the State of Vermont in 1982 and became a registered bank holding company under the
Bank Holding Company Act of 1956, as amended, in October 1983 when it acquired all of the voting shares of Community National Bank (the Bank). The
Bank is one of two subsidiaries of the Corporation and principally all of the
Corporation's business operations are presently conducted through it. Liberty
Savings Bank (Liberty), a New Hampshire guaranty savings bank, was acquired by
Community Bancorp. on December 31, 1997, and is presently inactive.

Community National Bank was organized in 1851 as the Peoples Bank, and was subsequently reorganized as the National Bank of Derby Line in 1865. In 1975,
after 110 continuous years of operation as the National Bank of Derby Line, the
Bank acquired the Island Pond National Bank and changed its name to
"Community National Bank." In the year 2001, the Bank is celebrating it's 150 anniversary, with many activities planned throughout the year.

Community National Bank provides a complete range of retail banking services to the residents and businesses in northeastern Vermont. These services include checking, savings and time deposit accounts, mortgage, consumer and commercial loans, safe deposit and night deposit services, automatic teller machine (ATM)
facilities, credit card services, 24 hour telephone banking and a full line of personal fiduciary services. The Bank was among the first financial institutions to offer internet banking to the Northeast Kingdom of Vermont. This service was first offered to employees in order for them to become more familiar with it, test the different uses, and work out any potential problems. The Bank then began offering this service to its customers near the end of the second quarter of 1999. Additionally, the Bank maintains cash machines in three different businesses located in the towns of Irasburg, St. Johnsbury and Concord, Vermont.

Competition

The Bank has five offices located in Orleans County, one office in Essex County, and one office in Caledonia County, all in northeastern Vermont. Its primary service area is in the towns of Derby and Newport, Vermont, with approximately
59% of its total deposits as of December 31, 2000 derived from that area.
Currently, the Bank is in the process of establishing a full service branch in
Washington County, in the city of Montpelier, Vermont, with future plans for a loan production and trust office in the town of Barre, Vermont.

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

With recent changes in the regulatory framework of the banking industry, the competition for deposits and loans has broadened to include not only traditional rivals such as the mutual savings banks and stock savings banks, but also many non-traditional rivals such as insurance companies, brokerage firms, mutual funds and consumer and commercial finance and leasing companies.

Employees

As of December 31, 2000, the Bank employed 93 full-time employees and 18 part-
time employees. Management of the Bank considers its employee relations to be good.

Regulation and Supervision

Holding Company Regulation - As a registered bank holding company, the
Corporation is subject to on-going regulation supervision and examination by the
Board of Governors of the Federal Reserve System, under the Bank Holding
Company Act of 1956, as amended (the "Act"). A bank holding company for example, must obtain the prior approval of the Board before it acquires all or substantially all of the assets of any bank, or acquires ownership or control of more than 5% of the voting shares of a bank. Prior Federal Reserve Board approval is also required before a bank holding company may acquire more than
5% of any outstanding class of voting securities of a company other than a bank or a more than 5% interest in its property.

The Act generally limits the activity in which the Corporation and its subsidiaries may engage to certain specified activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.Some of the activities that the Federal Reserve Board has determined to be closely related to banking are: (1) making, and servicing loans that could be made by mortgage, finance, credit card or factoring companies; (2) performing the functions of a trust company; (3) certain leasing of real or personal property; (4) providing certain financial, banking or economic data processing services; (5) except as otherwise prohibited by law, acting as an insurance agent or broker with respect to insurance that is directly related to the extension of credit or the provision of other financial services or, under certain circumstances, with respect to insurance that is sold in certain small communities in which the bank holding company system maintains banking offices; (6) acting as an underwriter for credit life insurance and credit health and accident insurance directly related to extensions of credit by the holding company system; (7) providing certain kinds of management consulting advice to unaffiliated banks and non-bank depository institutions;
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
The Corporation does not presently engage, directly or indirectly, in any non-
banking activities.

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
That evaluation will be made as part of the institution's regular safety and soundness examination. Banking agencies also have adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance sheet position) in the determination of a bank's capital adequacy. Concurrently, banking agencies have proposed a method-
ology for evaluating interest rate risk. The banking agencies do not intend to establish an explicit risk-based capital charge for interest rate risk but will continue to assess capital adequacy for interest rate risk under a risk assessment approach based on a combination of quantitative and qualitative factors and have provided guidance on prudent interest rate risk management practices.

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

Bank Regulation - The Bank is a national banking association and subject to the provisions of the National Bank Act and federal and state statutes and rules and regulations applicable to national banks. The primary supervisory authority for the Bank is the Comptroller of the Currency. The Comptroller's
examinations are designed for the protection of the Bank's depositors and not for its shareholders. The Bank is subject to periodic examination by the
Comptroller and must file periodic reports with the Comptroller containing a full and accurate statement of its affairs. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly,
the Bank is also subject to regulation by the FDIC.

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
(Dollars in Thousands)

Year ended December 31,	2000		1999		1998

ASSETS
	Balance	%	Balance	%	Balance	%
Cash and Due from Banks
Non-Interest Bearing	5,279	2.15%	5,212	2.25%	4,522	2.05%
Taxable Investment Securities(1)	48,080	19.61%	49,832	21.54%	38,784	17.56%
Tax-exempt Investment Securities(1)	16,398	6.69%	13,843	5.98%	13,060	5.91%
Other Securities(1)	1,222	0.50%	1,254	0.54%	1,270	0.57%
Total Investment Securities	65,700	26.80%	64,929	28.06%	53,114	24.04%
Overnight Deposits(2)	1,788	0.73%	2,638	1.14%	3,339	1.51%
Federal Funds Sold	1,090	0.45%	2,897	1.25%	4,928	2.23%
Gross Loans	165,176	67.37%	149,707	64.71%	150,321	68.05%
Reserve for Loan Losses and Accrued Fees	(2,713)	-1.11%	(2,579)	-1.12%	(2,491)	-1.13%
Premises and Equipment	4,466	1.82%	4,144	1.79%	3,135	1.42%
Other Real Estate Owned	379	0.16%	678	0.29%	660	0.30%
Other Assets	3,998	1.63%	3,737	1.63%	3,368	1.53%
Total Assets	245,163	100%	231,363	100%	220,896	100%

LIABILITIES

Demand Deposits	25,574	10.43%	23,619	10.21%	20,857	9.44%
Now and Money Market Accounts	51,296	20.92%	51,850	22.41%	44,916	20.34%
Savings Accounts	32,696	13.34%	32,748	14.15%	30,840	13.96%
Time Deposits	92,747	37.83%	94,694	40.93%	98,181	44.45%
Total Deposits	202,313	82.52%	202,911	87.70%	194,794	88.19%

Other Borrowed Funds	9,319	3.80%	4,059	1.75%	4,060	1.84%
Repurchase Agreements(3)	9,956	4.06%	1,305	0.56%	93	0.04%
Other Liabilities	1,380	0.56%	1,154	0.50%	1,020	0.46%
Subordinated Debentures	20	0.01%	20	0.02%	48	0.02%
Total Liabilities	222,988	90.95%	209,449	90.53%	200,015	90.55%

STOCKHOLDERS' EQUITY

Common Stock	8,559	3.49%	8,220	3.55%	6,174	2.79%
Surplus	11,257	4.59%	10,624	4.59%	8,293	3.75%
Retained Earnings	3,549	1.45%	3,654	1.58%	6,649	3.01%
Less: Treasury Stock	(973)	-0.39%	(447)	-0.19%	(445)	-0.20%
Accumulated Other Comprehensive Income(1)	(217)	-0.09%	(137)	-0.06%	210	0.10%
Total Stockholders' Equity	22,175	9.05%	21,914	9.47%	20,881	9.45%
Total Liabilities and Stockholders' Equity	245,163	100%	231,363	100%	220,896	100%

(1) FASB No. 115, an accounting method in which securities classified as Held to Maturity are carried at book value and securities classified as Available for Sale are carried at fair value with the unrealized gain (loss), net of applicable income taxes, reported as a net amount in accumulated other comprehensive income. The Company does not carry, nor does it intend to carry, securities classified as Trading Securities.
(2) Overnight deposits refers to the BankBoston sweep account established during the first half of 1998 as another means of selling funds overnight.
(3) Repurchase agreements were introduced during the second part of 1998 in an effort to attract new business customers.
AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information: average earning assets
(including non-accrual loans) and average interest-bearing liabilities supporting earning assets; and interest income and interest expense as a rate/yield.
(Dollars in Thousands)
		2000			1999			1998
	AVE.	INC./	RATE/	AVE.	INC./	RATE/	AVE.	INC./	RATE/
	BAL.	EXP.	YIELD	BAL.	EXP.	YIELD	BAL.	EXP.	YIELD

EARNING ASSETS

Loans (1)	165,176	14,539	8.80%	149,707	13,036	8.71%	150,321	13,758	9.15%
Taxable Investment
Securities	48,080	2,835	5.90%	49,832	2,715	5.45%	38,784	2,196	5.66%
Tax-exempt Investment
Securities(2)	16,398	1,208	7.37%	13,843	924	6.67%	13,060	930	7.12%
Federal Funds
Sold	1,090	67	6.15%	2,897	143	4.94%	4,928	237	4.81%
Overnight
Deposits(3)	1,788	104	5.82%	2,638	133	5.04%	3,339	185	5.54%
Other
Securities (4)	1,222	92	7.53%	1,254	85	6.78%	1,270	82	6.46%

TOTAL	233,754	18,845	8.06%	220,171	17,036	7.74%	211,702	17,388	8.21%

INTEREST-BEARING LIABILITIES

Savings
Deposits	32,696	752	2.30%	32,748	756	2.31%	30,840	807	2.62%
NOW and Money
Market Funds	51,296	1,907	3.72%	51,850	1,656	3.19%	44,916	1,565	3.48%
Time
Deposits	92,747	5,040	5.43%	94,694	4,865	5.14%	98,181	5,496	5.60%
Other Borrowed
Funds	9,319	601	6.45%	4,059	203	5.00%	4,060	198	4.88%
Repurchase
Agreements(5)	9,956	487	4.89%	1,305	52	3.98%	93	4	4.30%
Subordinated
Debentures	20	2	11.00%	20	2	11.00%	48	5	10.42%

TOTAL	196,034	8,789	4.48%	184,676	7,534	4.08%	178,138	8,075	4.53%

Net Interest Income		10,056			9,502			9,313
Net Interest Spread(6)			3.58%			3.66%			3.68%
Interest Differential(7)			4.30%			4.32%			4.40%

(1) Included in gross loans are non-accrual loans with an average balance of
$1,344,971 for 2000, $1,894,097 for 1999, and $2,004,438 for 1998.

(2) Income on investment securities of state and political subdivisions is stated on a tax equivalent basis (assuming a 34% rate). The amount of adjustment was $410,588 in 2000, $314,301 in 1999, and $316,232 in 1998.

(3) Overnight deposits refers to the BankBoston sweep account established during the first half of 1998 as another means of selling funds overnight.

(4) Included in other securities are taxable industrial development bonds
(VIDA) , with income of $4,377 for 2000, $5,443 for 1999, $7,549 for 1998.

(5) Repurchase agreements were introduced during the second part of 1998 in an effort to attract new business customers.

(6) Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.

(7) Interest differential is net interest income divided by average earning assets.

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income for the years 2000, 1999,
1999, 1998, and 1997 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.
(Dollars in Thousands)
	2000 vs. 1999			1999 vs. 1998			1998 vs. 1997
Rate Volume	Variance(1)			Variance(1)			Variance(1)
	Due to		Total	Due to		Total	Due to		Total
	Rate	Volume	Variance	Rate	Volume	Variance	Rate	Volume	Variance
Income-Earning Assets

Loans(2)	156	1,347	1,503	(669)	(53)	(722)	(305)	195	(110)
Taxable Investment
Securities	223	(103)	120	(107)	626	519	(107)	186	79
Tax-Exempt Investment
Securities (3)	113	171	284	(62)	56	(6)	(69)	70	1
Federal Funds
Sold	35	(111)	(76)	6	(100)	(94)	(30)	127	97
Overnight
Deposits	20	(49)	(29)	(17)	(35)	(52)	0	185	185
Other
Securities	9	(2)	7	4	(1)	3	(4)	7	3
Total Interest
Earnings	556	1,253	1,809	(845)	493	(352)	(515)	770	255

Interest-Bearing Liabilities

Savings Deposits	(3)	(1)	(4)	(101)	50	(51)	(42)	(28)	(70)
NOW and Money
Market Funds	272	(21)	251	(151)	242	91	(30)	198	168

Time Deposits	281	(106)	175	(452)	(179)	(631)	0	192	192
Other Borrowed
Funds	135	263	398	5	0	5	(47)	0	(47)
Repurchase
Agreements	90	345	435	(4)	52	48	0	4	4
Subordinated
Debentures	0	0	0	0	(3)	(3)	0	(6)	(6)
Total Interest
Expense	775	480	1,255	(703)	162	(541)	(119)	360	241

(1) Items which have shown a year-to-year increase in volume have variances
As follows:
Variance due to rate = Change in rate x new volume
Variance due to volume = Change in volume x old rate

Items which have shown a year-to-year decrease in volume have variances
Allocated as follows:
Variance due to rate = Change in rate x old volume
Variance due to volume = Change in volume x new rate

(2) Total loans are stated net of unearned discount and allowance for loan
Losses. Interest on non-accrual loans is excluded from income. The
Principal balances of non-accrual loans are included in calculations of the
Yield on loans.

(3) Income on tax-exempt securities is stated on a tax equivalent basis.
The assumed rate is 34%.
INVESTMENT PORTFOLIO
The following tables show the classification of the investment portfolio by type of investment security based on book value for Held to Maturity securities and fair value for Available for Sale securities on December 31 for Sale securities on December 31 for each of the last 3 years.
(Dollars in Thousands)
	2000		1999		1998

U.S. Treasury Obligations:
Available-for-Sale	19,146		28,982		20,590
Held-to-Maturity	5,702		6,650		15,562
U.S. Agency Obligations	22,975		11,127		4,582
Obligations of State &
Political Subdivisions	13,520		12,110		9,734
Restricted Equity Securities	1,142		1,142		1,142
Total Investment Securities	62,485		60,011		51,610

The following is an analysis of the maturities and yields of investment securities as defined: (Available for Sale; fair value, Held to Maturity; book value)

December 31,	2000		1999		1998

U.S. Treasury & Agency Obligations

		Wtd.		Wtd.		Wtd.
	Fair	Ave.	Fair	Ave.	Fair	Ave.
Available for Sale	Value	Rate	Value	Rate	Value	Rate
Due within 1 year	9,028	6.37%	9,993	5.96%	0	0.00%
Due after 1 year within 5 years	10,118	6.21%	18,989	6.27%	20,590	6.16%
Total	19,146	6.28%	28,982	6.27%	20,590	6.16%

		Wtd.		Wtd.		Wtd.
	Book	Ave.	Book	Ave.	Book	Ave.
Held to Maturity	Value	Rate	Value	Rate	Value	Rate
Due within 1 year	5,667	5.40%	1,000	6.38%	14,634	6.51%
Due after 1 year within 5 years	12,056	6.38%	14,824	5.30%	5,510	5.78%
Due after 5 years within 10 years	10,954	7.60%	1,953	6.93%	0	0.00%
Total	28,677	6.66%	17,777	5.54%	20,144	6.31%

Obligations of State &
Political Subdivisions (1)
		Wtd.		Wtd.		Wtd.
	Book	Ave.	Book	Ave.	Book	Ave.
	Value	Rate	Value	Rate	Value	Rate
Due within 1 year	10,875	7.26%	8,738	6.40%	6,473	6.58%
Due after 1 year within 5 years	1,000	7.50%	1,507	7.18%	1,522	7.58%
Due after 5 years within 10 years	445	8.09%	600	7.78%	392	8.03%
Due after 10 years	1,200	9.92%	1,265	9.76%	1,347	9.65%
Total	13,520	7.54%	12,110	6.92%	9,734	7.21%

Restricted Equity Securities

Total Restricted Equity Securities	1,142	7.76%	1,142	6.00%	1,142	6.00%

(1) Income on Obligations of State and Political Subdivisions is stated on a tax equivalent basis assuming a 34 percent tax rate. Also included are taxable industrial development bonds (VIDA) with a fair value of $60,626 as of
December 31, 2000, $92,828 as of December 31, 1999, and $123,546
as of December 31, 1998 with respective yields of 6.09%, 5.23%, and 4.76%.

LOAN PORTFOLIO

The following table reflects the composition of the Company's loan portfolio for years ended December 31:
(Dollars in Thousands)
	2000		1999		1998		1997		1996
	TOTAL	% OF	TOTAL	% OF	TOTAL	% OF	TOTAL	% OF	TOTAL	% OF
	LOANS	TOTAL	LOANS	TOTAL	LOANS	TOTAL	LOANS	TOTAL	LOANS	TOTAL
Real Estate Loans
Construction & Land
Development	1,021	0.58%	1,620	1.06%	2,025	1.37%	1,091	0.73%	1,432	0.98%
Farm Land	2,939	1.66%	3,229	2.11%	2,634	1.78%	2,093	1.39%	2,148	1.48%
1-4 Family
Residential	107,411	60.50%	98,439	64.22%	98,407	66.34%	98,743	65.78%	94,393	64.83%
Commercial Real
Estate	29,133	16.41%	21,223	13.85%	19,555	13.18%	19,992	13.32%	20,602	14.15%
Loans to Finance Agricultural
Production	646	0.36%	661	0.43%	829	0.56%	1,354	0.90%	1,222	0.84%
Commercial &
Industrial	13,989	7.88%	11,527	7.52%	8,767	5.91%	7,759	5.17%	7,084	4.87%
Consumer
Loans	22,223	12.52%	16,344	10.66%	16,008	10.79%	18,943	12.62%	18,556	12.74%
All Other
Loans	164	0.09%	236	0.15%	110	0.07%	141	0.09%	166	0.11%
Gross
Loans	177,526	100%	153,279	100%	148,335	100%	150,116	100%	145,603	100%
Less:
Reserve for Loan
Losses	(1,797)	-1.01%	(1,715)	-1.12%	(1,659)	-1.12%	(1,502)	-1.00%	(1,401)	-0.96%
Deferred Loan
Fees	(951)	-0.54%	(891)	-0.58%	(849)	-0.57%	(867)	-0.58%	(904)	-0.62%

Net Loans	174,778	98.45%	150,673	98.30%	145,827	98.31%	147,747	98.42%	143,298	98.42%

MATURITY OF LOANS

The following table shows the estimated maturity of loans (excluding residential properties of
1 - 4 families, consumer loans and other loans) outstanding as of December 31, 2000.

						Maturity	Schedule
Fixed Rate Loans
					Within	1 - 5	After
					1 Year	Years	5 years	Total
Real Estate
Construction & Land Development					821	0	0	821
Secured by Farm Land					0	9	835	844
Commercial Real Estate					534	512	6,064	7,110
Loans to Finance Agricultural Production					140	203	0	343
Commercial & Industrial Loans					551	5,531	2,781	8,863

Total					2,046	6,255	9,680	17,981

Variable Rate Loans
					Within	1 - 5	After
					1 Year	Years	5 years	Total
Real Estate
Construction & Land Development					200	0	0	200
Secured by Farm Land					1,755	340	0	2,095
Commercial Real Estate					12,953	4,927	4,143	22,023
Loans to Finance Agricultural Production					292	11	0	303
Commercial & Industrial Loans					4,034	1,075	17	5,126

Total					19,234	6,353	4,160	29,747
SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for each of the last five years.
(Thousands of Dollars)

December 31,			2000		1999		1998		1997		1996
Loans Outstanding
End of Period		177,526		153,279		148,335		150,116		145,603

Ave. Loans Outstanding			165,176	149,707		150,321		148,147		140,996
During Period
Loan Loss Reserve,			1,715		1,659		1,502		1,401		1,519
Beginning of Period
Loans Charged Off:
Real Estate			177		227		177		191		116
Commercial			15		41		41		104		86
Consumer			246		281		487		436		383
Total			438		549		705		731		585

Recoveries:
Real Estate			17		10		65		12		18
Commercial			12		8		17		27		16
Consumer			107		90		120		133		68
Total			136		108		202		172		102

Net Loans Charged Off			302		441		503		559		483
Provision Charged to Income			384		497		660		660		365

Loan Loss Reserve, End of Period			1,797		1,715		1,659		1,502		1,401
Net Losses as a Percent
Of Ave. Loans			0.18%		0.29%		0.33%		0.38%		0.34%
Provision Charged to Income as a
Percent of Average Loans			0.23%		0.33%		0.44%		0.45%		0.26%
At End of Period:
Loan Loss Reserve as a Percent
Of Outstanding Loans			1.01%		1.12%		1.12%		1.00%		0.96%

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

December 31,	2000	%	1999	%	1998	%	1997	%	1996	%

Domestic
Residential
Real Estate	467	26%	421	24%	559	33%	362	24%	490	35%
Commercial	534	30%	372	22%	475	29%	645	43%	307	22%
Consumer	492	27%	356	21%	448	27%	487	32%	395	28%
Unallocated	304	17%	566	33%	177	11%	8	1%	209	15%
Total	1,797	100%	1,715	100%	1,659	100%	1,502	100%	1,401	100%
NON-ACCURAL, PAST DUE, AND RESTRUCTURED LOANS

The following table summarizes the bank's past due, non-accrual, and restructured loans:
(Dollars in Thousands)

December 31,	2000	1999	1998	1997	1996

Accruing Loans Past Due 90 Days or More:
Consumer	9	77	53	121	36
Commercial	7	0	119	19	5
Real Estate	34	311	246	211	360
Total Past Due 90 Days or More	50	388	418	351	401

Non-accrual Loans	1,415	1,758	2,228	1,486	1,255
Restructured Loans (incl. non-accrual)	0	0	126	136	506
Total Non-accrual, Past Due
And Restructured Loans	1,465	2,146	2,772	1,973	2,162
Other Real Estate Owned	201	435	542	1,089	663

Total Non Performing Loans	1,666	2,581	3,314	3,062	2,825

Percent of Gross Loans	0.94%	1.68%	2.23%	2.04%	1.94%
Reserve Coverage of Non performing Loans	107.86%	66.45%	50.06%	49.05%	49.59%

When a loan reaches non-accrual status, it is determined that future collection of interest and principal is doubtful. At this point, the Company's policy is to reverse the accrued interest and to discontinue the accrual of interest until the borrower clearly demonstrates the ability to resume normal payments. Our portfolio of non-accrual loans for the years ended 2000, 1999, 1998, 1997, and 1996 are made up primarily of commercial real estate loans and residential real estate loans. Management does not anticipate any substantial effect to future operations if any of these loans are liquidated. Although interest is included in income only to the extent received by the borrower , deferred taxes are calculated monthly, based on the accrued interest of all non-accrual loans.
This accrued interest amounted to $369,536 in 2000, $398,006 in 1999,
$363,713 in 1998, $216,770 in 1997, and $309,388 in 1996. The
Company had total foreign loans of less than one percent in 2000, and has no
Concentration in any industrial category.

DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for for the last three years. (Dollars in Thousands)
			December 31,

	2000		1999		1998

	Amount	Rate	Amount	Rate	Amount
Non-Interest Bearing
Demand Deposits	25,574	0.00%	23,619	0.00%	20,857
NOW & Money Market Funds	51,296	3.72%	51,850	3.19%	44,916
Savings Deposits	32,696	2.30%	32,748	2.31%	30,840
Time Deposits	92,747	5.43%	94,694	5.14%	98,181
Total Deposits	202,313	3.81%	202,911	3.59%	194,794

Increments of maturity of time certificates of deposit and other time deposits of $100,000 or more issued by domestic offices outstanding on December 31,
2000 are summarized as follows:

			Time Certificates
Maturity Date			of Deposit
3 Months or Less			1,531
Over 3 through 6 Months			7,989
Over 6 through 12 Months			4,194
Over 12 Months			3,790
Total			17,504

RETURN ON EQUITY AND ASSETS

The following table shows consolidated operating and capital ratios of the
Company for each of the last three years
			December 31,

	2000		1999		1998

Return on Average Assets	0.99%		1.01%		0.99%
Return on Average Equity	10.92%		10.65%		10.49%
Dividend Payout Ratio	89.19%		90.75%		88.48%
Ave. Equity to Ave. Assets Ratio	9.05%		9.47%		9.45%

Item 2. Properties

Community Bancorp. does not own or lease real property. The Corporation's offices are located at the main offices of the Bank. All of the Bank's offices are located in Vermont. In addition to the main office in Derby, the Bank maintains facilities located in; City of Newport, Towns of Barton and St.
Johnsbury, and Villages of Island Pond, Troy and Derby Line. Due to its
inactive status, Liberty Savings Bank shares the same address as the main offices as it does not maintain a facility.

The Bank's main offices are located in a two-story brick building on U.S. Route
5 in Derby, Vermont. The main banking lobby and adjacent offices were constructed in 1972, expanded in 1978, and the most recent expansion was completed in July 1993, providing a total of 15,000 square feet at this location.
The main office is equipped with a drive-up facility as well as an Automated
Teller Machine (ATM). Computer and similar support equipment is also located in the main office building. The building previously housing our computer equipment serves as a conference center for the Bank as well as various non-
profit organizations, free of charge, upon request.

The Bank owns the Derby Line office located on Main Street in a renovated bank building. The facility consists of a small banking lobby containing approximately 200 square feet. An ATM was installed in 1999, replacing the walk-up window at this office. Now all seven offices of the Bank are equipped with an ATM.

The Island Pond office is located in the renovated "Railroad Station" acquired by the town of Brighton in 1993. The Bank leases approximately two-thirds of the downstairs including a banking lobby, a drive-up window, and an ATM. The other portion of the downstairs is occupied by an information center, and the upstairs section houses the Island Pond Historical Society.

The Barton office is located on Church Street, in a renovated facility. This office is equipped with a banking lobby, a drive-up window, and an ATM. The facility is leased from Dean M. Comstock, who is a member of the Bank's Barton
Advisory Committee. The lease was entered into in 1985 with a fifteen-year term, and was renewed in 2000 for an additional 15 years.

The Bank occupies condominium space in the state office building on Main
Street in Newport to house its Newport office. The Bank occupies approximately
3,084 square feet on the first floor of the building for a full service banking facility equipped with a remote drive-up facility and an ATM. In addition, the
Bank owns approximately 4,400 square feet on the second floor housing our trust department and an office for our public relations coordinator, with room for future expansion.

The Bank owns the Troy office located in a relatively new facility. This office is also equipped with an ATM to provide the same type of limited 24-hour accessibility as all of the other offices. The marketing department recently moved into this building in space formerly leased to another business.

The St. Johnsbury office is located at the corner of the I-91 Access Road and
Route 5 in the town of St. Johnsbury. The Bank occupies approximately 2,250 square feet in the front of the Price Chopper building. Fully equipped with an
ATM and a drive-up window, this office operates as a full service banking facility. This space is leased from Murphy Realty of St. Johnsbury. Peter
Murphy, President of Murphy Realty, is a member of the Bank's St. Johnsbury
Advisory Committee.

The Company has leased approximately 1,500 square feet of office space located at 95-97 State Street in Montpelier. This office is scheduled to open at the end of April or the first part of May and will operate as a full service banking facility.

Item 3. Legal Proceedings

Community National Bank is currently involved in a lawsuit filed on March
23,1998, in the Orleans Superior Court against the State of Vermont. The issue involves OREO property that is on "filled land" on the shores of Lake
Memphremagog in the City of Newport. According to a so-called "public trust doctrine", the State of Vermont might have ownership of any lands created by filling any portion of the navigable waters of the state. The result of this is that the Bank has been unable to sell these properties for fair value because some attorneys will not clear title to the property. The suit filed is an attempt to clear title to said properties by seeking judicial clarification of the public trust doctrine. The Bank received documents in mid April pertaining to the ruling of the lawsuit. The judgement was not in the Bank's favor. On June 23, 2000, The Bank filed an appeal to the Vermont
Supreme Court, but as of this filing, no date has been set for oral arguments.
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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Common Stock Performance by Quarter

Incorporated by reference to Page 35 of the Annual Report to Shareholders for
fiscal year 2000.

Item 6. Selected Financial Data

Following pages
SELECTED FINANCIAL DATA
(Not covered by Report of Independent Public Accountants)

(Dollars in thousands, except per share data)

Year Ended December 31,	2000	1999	1998	1997	1996

Total Interest Income	18,435	16,723	17,072	16,817	16,532
Less:
Total Interest Expense	8,789	7,535	8,077	7,834	8,177
Net Interest Income	9,646	9,188	8,995	8,983	8,355
Less:
Provision for Loan Losses	384	497	660	660	365

Other Operating Income	1,865	1,759	1,586	1,336	1,281
Less:
Other Operating Expense	7,929	7,330	7,021	6,759	6,397
Income Before Income Taxes	3,198	3,120	2,900	2,900	2,874
Less:
Applicable Income Taxes (1)	776	786	710	755	654

Net Income	2,422	2,334	2,190	2,145	2,220

Per Share Data: (2)

Earnings per Share	0.72	0.71	0.68	0.69	0.74
Cash Dividends Declared	0.64	0.64	0.60	0.56	0.52
Weighted Average Number of
Common Shares Outstanding	3,375,196	3,309,375	3,229,702	3,125,270	3,005,843
Number of Common Shares
Outstanding	3,355,784	3,358,507	3,266,508	3,165,821	3,049,798

Balance Sheet Data:

Net Loans	174,068	150,673	145,827	147,747	143,298
Total Assets	252,785	232,216	225,051	213,001	205,536
Total Deposits	208,385	201,843	197,797	187,580	183,854
Total Liabilities	230,255	210,035	203,049	192,521	186,425
Borrowed Funds	5,592	4,075	4,080	4,164	235
Total Shareholders' Equity	22,530	22,181	22,002	20,480	19,111

(1) Applicable Income Taxes above includes the income tax effect, assuming a
34% tax rate, on securities gains (losses), which totaled $(6,386) in 2000,
$0 in each 1999, 1998, 1997, and $(656) in 1996.
(2) All per share data for calendar years prior to 1999 have been restated to reflect a 5% stock dividend paid in the first quarter of 1999. A 100% stock dividend was paid on June 1, 1998, requiring restatement of per share data for the calendar years 1997 and 1996. Additionally, a 5% stock dividend was declared payable during the first quarter of 1997, requiring restatement of per share data for the 1996 calendar year.
QUARTERLY RESULTS OF OPERATIONS

The following is an unaudited summary of the quarterly results of operations for the years ended December 31, 2000, 1999 and 1998.
(Dollars in thousands, except per share data)

2000	MAR. 31	JUNE 30	SEPT. 30	DEC. 31

Interest Income	4,177	4,457	4,815	4,986
Interest Expense	1,831	2,013	2,395	2,551
Net Interest Income	2,346	2,444	2,420	2,435
Provisions For Loan Losses	162	96	63	63
Other Operating Expenses	2,009	1,972	1,977	1,971
Income Before Taxes	578	895	830	895
Applicable Income Taxes	144	247	198	187
Net Income	434	648	632	708

Net Income Per Share(1):	0.13	0.19	0.19	0.21

1999

Interest Income	4,050	4,203	4,248	4,221
Interest Expense	1,872	1,889	1,897	1,876
Net Interest Income	2,178	2,314	2,351	2,345
Provisions For Loan Losses	150	150	115	82
Other Operating Expenses	1,847	1,829	1,826	1,827
Income Before Taxes	554	785	814	967
Applicable Income Taxes	143	219	210	214
Net Income	411	566	604	753

Net Income Per Share(1):	0.13	0.17	0.18	0.23

1998

Interest Income	4,225	4,207	4,325	4,315
Interest Expense	1,990	2,053	2,045	1,989
Net Interest Income	2,235	2,154	2,280	2,326
Provisions For Loan Losses	200	160	150	150
Other Operating Expenses	1,810	1,761	1,768	1,730
Income Before Taxes	522	747	744	888
Applicable Income Taxes	114	189	182	226
Net Income	408	558	562	662

Net Income Per Share (1):	0.13	0.17	0.17	0.21

(1) All 1998 per share data has been restated to reflect a 5% stock dividend paid during the first quarter of 1999. Per share data for the first quarter of 1998 has been restated to reflect a 100% stock dividend paid on June 1, 1998.

CAPITAL RATIOS
Community Bancorp. and Subsidiaries
(Dollars in Thousands)
				ANNUAL
				GROWTH RATE
At December 31,	2000	1999	1998	2000/1999	1999/1998

Total Assets	252,785	232,216	225,051
LESS: Goodwill (3)	274	297	320
Allowance for Possible Loan Losses	1,797	1,715	1,659
Total Adjusted Assets	254,308	233,634	226,390	8.85%	3.20%

Gross Risk-Adjusted Assets	132,204	111,995	107,450
Allowance for Loan Loss over limit (2)	144	315	316
Total Risk-Adjusted Assets	132,060	111,680	107,134	18.25%	4.24%

Shareholders' Equity	22,530	22,181	22,002
LESS:
Valuation Allowance for Securities	(23)	(247)	236
Intangible Assets(3)	293	319	339
Total Adjusted Tier 1 Capital (1)	22,260	22,109	21,427	0.68%	3.18%

Eligible Discounted Subordinated Debt	12	16	16
Max. Allowance for Possible Loan Losses (2)	1,653	1,400	1,343
Total Capital (Tier II)	23,925	23,525	22,786	1.70%	3.24%

		2000	1999	1998

Tier l Capital/Total Adjusted Assets		8.75%	9.46%	9.46%

Tier ll Capital/Total Adjusted Assets		9.41%	10.07%	10.06%

Tier l Capital/Total Risk-Adjusted Assets		16.86%	19.80%	20.00%

Tier ll Capital/Total Risk-Adjusted Assets		18.12%	21.06%	21.27%

(1) Net unrealized holding gains and losses on available-for-sale securities are excluded from common stockholders' equity for regulatory capital purposes. However, National Banks continue to deduct unrealized losses on equity securities in their computation of Tier I Capital.
(2) The maximum allowance for possible loan losses used in calculating primary
(TierII) capital is the lower of the period end allowance for possible loan losses or 1.25% of gross risk-adjusted assets, as implemented by regulatory capital guidelines.
(3) Included in the 2000, 1999 and 1998 balances of intangible assets are
$274,130, $296,974 and $318,818 respectively, in goodwill associated with the acquisition of Liberty Savings Bank. Excess mortgage servicing rights totaling $19,528, $21,817, and $18,706 for 2000,1999 and 1998,
respectively, comprise the balance of intangible assets.

Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations

Incorporated by reference to Pages 23-34 of the Annual Report to Shareholders
for fiscal year 2000.

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

   Forward-looking statements are not guarantees of future performance. They necessarily involve risks, uncertainties and assumptions. Future results of the Company may differ materially from those expressed in these forward-
looking statements. Although these statements are based on management's current expectations and estimates, many of the factors that could influence or determine actual results are unpredictable and not within the Company's control. In addition, the Company does not undertake to, and disclaims any obligation to, publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence or anticipated occurrence of events or circumstances after the date of this Report. The
Company claims the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to Pages 23-27 of the Management's Discussion and
Analysis of Financial Condition and Results of Operation in the Annual Report
to Shareholders for fiscal year 2000.

Item 8. Financial Statements and Supplementary Data

The financial statements and related notes of Community Bancorp. and
Subsidiaries are incorporated herein by reference from the Annual Report to
Shareholders for fiscal year 2000, Page 4 through Note 24 on Page 22.

Item 9. Disagreements on Accounting and Financial Disclosures

Inapplicable.

PART III.

Item 10. Directors and Executive Officers of the Registrant

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2001:

     Listing of the names, ages, principal occupations and business experience of the directors under the caption "ARTICLE I - ELECTION OF DIRECTORS."
     Listing of the names, ages, titles and business experience of the executive officers under the caption "EXECUTIVE OFFICERS."
     Information regarding compliance with Section 16(a) of the Securities
Exchange Act of 1934 under the caption "SHARE OWNERSHIP INFORMATION -
Section 16(a) Beneficial Ownership Reporting Compliance.

Item 11A. Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2001:

     Information regarding compensation of directors under the captions "ARTICLE
I - ELECTION OF DIRECTORS - Directors' Fee and Other Compensation" and
"-Directors' Deferred Compensation Plan."

     Information regarding executive compensation and benefit plans under the caption "EXECUTIVE COMPENSATION."

     Information regarding management interlocks and certain transactions under the caption "ARTICLE I - ELECTION OF DIRECTORS - Compensation Committee
Interlocks and Insider Participation."

     Information set forth under the caption "HUMAN RESOURCES COMMITTEE
REPORT."

     Information set forth under the caption "STOCK PERFORMANCE GRAPH."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2001:

     Information regarding the share ownership of management and principal shareholders under the captions "SHARE OWNERSHIP INFORMATION" and
"ARTICLE I - ELECTION OF DIRECTORS."

Item 13. Certain Relationships and Related Party Transactions

The following is Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2001:

     Information regarding transactions with management under the caption
"ARTICLE I - ELECTION OF DIRECTORS - Transactions with Management."

PART IV.

Item 14. Financial Statement Schedules, Exhibits and Reports on Form 8-K

(a) (1) and (2) Financial Statements

Financial statements are incorporated by reference to the Annual Report to
Shareholders for fiscal year 2000, filed as Exhibit 13 to this report.

(a) (3) Exhibits

The following exhibits are incorporated by reference:

Exhibit 3(i) - Restated Articles of Association filed as Exhibit 1 to the Company's current report on Form 8-K filed with the Commission on September 8, 1998.
Exhibit 3(ii) - By-laws of Community Bancorp. are incorporated by reference to
Community Bancorp.'s Registration Statement dated May 20, 1983
(Registration No.2-83166).
Exhibit 4 - Indenture dated August 1, 1984 between Community Bancorp. and
Community National Bank as trustee, relating to $750,000 in principal amount of
11% Convertible Subordinated Debentures due 2004 is incorporated by reference to Community Bancorp.'s Registration Statement dated July 11, 1984 (Registration
No. 2-92147).
Exhibit 10(i) - Directors Deferred Compensation Plan* is incorporated by reference to pages 25-30 of the Form 10-K filed with the Commission on March 31, 2000.
Exhibit 10(ii) - Description of Supplemental Retirement Plan* is incorporated by reference to page 30 of the Form 10-K filed with the Commission on March 31, 2000.
Exhibit 10(iii) - Description of the Officer Incentive Plan* is incorporated by reference to the section of the Company's Proxy Statement for the Annual
Meeting of Shareholders to be held on May 8, 2001, under the caption "EXECUTIVE
COMPENSATION - Officer Incentive Plan."

The following exhibits are filed as part of this report:

Exhibit 11 - Computation of Per Share Earnings
Exhibit 13 - Portions of the Annual Report to Shareholders of Community
Bancorp. for fiscal year 2000, specifically mentioned in this report and incorporated by reference.
Exhibit 21 - Subsidiaries of Community Bancorp.
Exhibit 23 - Consent of A.M. Peisch & Company

(b) Reports on Form 8-K

None

______________
*Denotes compensatory plan or arrangement.
Exhibit 11
COMMUNITY BANCORP.

PRIMARY EARNINGS PER SHARE

For The Fourth Quarter Ended December 31,	2000	1999	1998

Net Income	$707,782	$753,167	$662,615

Average Number of Common Shares Outstanding.	3,359,502	3,358,506	3,266,510

Earnings Per Common Share	$0.21	$0.22	$0.20

FULLY DILUTED EARNINGS PER SHARE

For The Fourth Quarter Ended December 31,	2000	1999	1998

Net Income	$707,782	$753,167	$662,615
Adjustments to Net Income (Assuming Conversion
of Subordinated Convertible Debentures).	363	363	363

Adjusted Net Income	$708,145	$753,530	$662,978

Average Number of Common Shares Outstanding.	3,359,502	3,358,506	3,266,510
Increase in Shares (Assuming Conversion of
Subordinated Convertible Debentures).	8,557	8,557	8,557
Average Number of Common Shares Outstanding
(Fully Diluted).	3,368,059	3,367,063	3,275,067

Earnings Per Common Share Assuming Full Dilution.	$0.21	$0.22	$0.20

Per share data for 1998 restated to reflect a 5% stock dividend paid on February 1, 1999.

Exhibit 11 (cont'd.)
COMMUNITY BANCORP.

PRIMARY EARNINGS PER SHARE

For the Years Ended December 31,	2000	1999	1998

Net Income	$2,422,421	$2,334,358	$2,190,374

Average Number of Common Shares Outstanding.	3,375,196	3,309,375	3,229,702

Earnings Per Common Share	$0.72	$0.71	$0.68

FULLY DILUTED EARNINGS PER SHARE

For the Years Ended December 31,	2000	1999	1998

Net Income	$2,422,421	$2,334,358	$2,190,374
Adjustments to Net Income (Assuming Conversion
of Subordinated Convertible Debentures).	1,452	1,452	3,034

Adjusted Net Income	$2,423,873	$2,335,810	$2,193,408

Average Number of Common Shares Outstanding.	3,375,196	3,309,375	3,229,702
Increase in Shares (Assuming Conversion of
Subordinated Convertible Debentures).	8,557	8,558	16,691
Average Number of Common Shares Outstanding
(Fully Diluted).	3,383,753	3,317,933	3,246,393

Earnings Per Common Share Assuming Full Dilution.	$0.72	$0.70	$0.68

Per share data for 1998 restated to reflect a 5% stock dividend paid on February 1, 1999.

Exhibit 21

The subsidiaries of Community Bancorp.are Community National Bank, a banking corporation incorporated under the Banking Laws of The United States, and
Liberty Savings Bank, a New Hampshire guaranty savings bank.

Exhibit 23

          CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We consent to the incorporation by reference in this Annual Report (Form 10-K)
of Community Bancorp. of our report dated January 5, 2001, included in the 2000
Annual Report to Shareholders of Community Bancorp.

We also consent to the incorporation by reference in the Registration Statement
(Form S-3 No. 33-18535) pertaining to the Community Bancorp. Dividend
Reinvestment Plan and in the Registration Statement (Form S-8 No. 33-44713)
pertaining to the Community Bancorp. Retirement Savings Plan of our report dated January 5, 2001, with respect to the consolidated financial statements incorporated herein by reference of Community Bancorp. included in the Annual
Report (Form 10-K) for the year ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COMMUNITY BANCORP.
BY: /s/ Richard C. White	Date: March 28, 2001
Richard C. White, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
BY: /s/ Stephen P. Marsh	Date: March 28, 2001
Stephen P. Marsh, Treasurer
and Chief Financial and Accounting Officer

COMMUNITY BANCORP. DIRECTORS

/s/ Thomas E. Adams	Date: March 28, 2001
Thomas E. Adams

/s/ Jacques R. Couture	Date: March 28, 2001
Jacques R. Couture

/s/ Elwood G. Duckless	Date: March 28, 2001
Elwood G. Duckless

/s/ Michael H. Dunn	Date: March 28, 2001
Michael H. Dunn

/s/ Rosemary M. Lalime	Date: March 28, 2001
Rosemary M. Lalime

/s/ Marcel Locke	Date: March 28, 2001
Marcel Locke

/s/ Stephen P. Marsh	Date: March 28, 2001
Stephen P. Marsh

/s/ Anne T. Moore	Date: March 28, 2001
Anne T. Moore

/s/ Dale Wells	Date: March 28, 2001
Dale Wells

/s/Richard C. White	Date: March 28, 2001
Richard C. White