Form 10-Q
period 2001-03-31
COMMUNITY BANCORP /VT
filed 2001-05-15
CIK 718413

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Three Months Ended March 31, 2001
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ( X )  No (  )

At May 8, 2001 there were 3,530,216 shares outstanding of the Corporation's common stock.

Total Pages - 18 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and subsidiaries, "the Company".
COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Balance Sheets
( Unaudited )	March 31	December 31	March 31
	2001	2000	2000

Assets
Cash and due from banks	4,417,748	6,110,527	6,519,095
Federal funds sold and overnight deposits	3,796,761	0	2,174,043
Total cash and cash equivalents	8,214,509	6,110,527	8,693,138
Securities held-to-maturity (fair value $42,090,077 at 03/31/01
$42,466,586 at 12/31/00 and $38,066,701 at 03/31/00)	41,523,750	42,197,130	38,584,045
Securities available-for-sale	16,369,350	19,145,938	20,911,875
Restricted equity securities	1,224,650	1,141,650	1,141,650
Loans held-for-sale	414,291	710,991	671,355
Loans	174,048,405	176,815,408	155,635,912
Allowance for loan losses	(1,836,600)	(1,796,810)	(1,827,295)
Unearned net loan fees	(932,785)	(950,937)	(888,120)
Net loans	171,279,020	174,067,661	152,920,497
Bank premises and equipment, net	4,683,110	4,693,934	4,209,283
Accrued interest receivable	1,966,546	1,929,495	1,810,769
Other real estate owned, net	201,123	201,123	536,733
Other assets	2,386,692	2,586,788	2,830,460
Total assets	$248,263,041	$252,785,237	$232,309,805

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Demand, non-interest bearing	23,812,990	25,640,868	25,342,165
NOW and money market accounts	50,607,270	55,776,849	49,689,622
Savings	30,568,776	29,810,798	33,853,663
Time deposits, $100,000 and over	18,199,246	17,504,358	15,579,508
Other time deposits	82,135,660	79,651,657	74,449,755
Total deposits	$205,323,942	$208,384,531	$198,914,713

Federal funds purchased and other borrowed funds	5,055,000	5,592,000	4,055,000
Repurchase agreements	13,208,654	14,371,538	5,407,641
Accrued interest and other liabilities	1,403,182	1,886,999	1,062,927
Subordinated convertible debentures	19,000	20,000	20,000
Total liabilities	$225,009,778	$230,255,067	$209,460,281

Stockholders' Equity
Common stock - $2.50 par value;
6,000,000 shares authorized and 3,663,127 shares issued
at 03/31/01, 3,478,561 shares issued at 12/31/00 and
3,417,069 issued at 03/31/00	9,157,817	8,696,402	8,542,671
Additional paid-in capital	13,031,964	11,515,514	11,118,314
Retained earnings	2,421,148	3,731,098	3,896,590
Accumulated other comprehensive income	146,723	(23,108)	(259,791)
Less: treasury stock, at cost; 132,909 shares at 03/31/01,
122,777 shares at 12/31/00 and 29,891 shares at 03/31/00	(1,504,389)	(1,389,736)	(448,260)
Total stockholders' equity	$23,253,263	$22,530,170	$22,849,524

Total liabilities and stockholders' equity	$248,263,041	$252,785,237	$232,309,805

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Income
( Unaudited )

For The First Quarter Ended March 31,	2001	2000	1999

Interest income
Interest and fees on loans	3,822,953	3,304,829	3,177,402
Interest and dividends on investment securities
U.S. Treasury securities	201,783	471,069	545,279
U.S. Government agencies	467,879	208,533	128,299
States and political subdivisions	171,940	142,745	113,531
Dividends	23,833	20,571	19,722
Interest on federal funds sold and overnight deposits	80,878	29,476	66,147
Total interest income	$4,769,266	$4,177,223	$4,050,380

Interest expense
Interest on deposits	2,088,049	1,733,293	1,819,944
Interest on borrowed funds	98,635	53,488	48,900
Interest on repurchase agreements	180,564	43,296	2,634
Interest on subordinated debentures	550	550	550
Total interest expense	$2,367,798	$1,830,627	$1,872,028

Net interest income	2,401,468	2,346,596	2,178,352
Provision for loan losses	(90,000)	(162,000)	(150,000)

Net interest income after provision	$2,311,468	$2,184,596	$2,028,352

Other operating income
Trust department income	105,468	71,350	49,479
Service fees	215,840	182,787	164,750
Security gains (losses)	29,644	(11,507)	0
Other	153,869	159,666	159,243
Total other operating income	$504,821	$402,296	$373,472

Other operating expenses
Salaries and wages	782,446	719,104	715,459
Pension and other employee benefits	239,133	223,186	177,052
Occupancy expenses, net	406,669	365,384	338,719
Trust department expenses	31,042	23,694	11,289
Other	731,060	677,406	604,956
Total other operating expenses	$2,190,350	$2,008,774	$1,847,475

Income before income taxes	625,939	578,118	554,349
Applicable income taxes (credit)	137,022	144,493	143,552

Net Income	$488,917	$433,625	$410,797

Earnings per share on weighted average	$0.14	$0.12	$0.12

Weighted average number of common shares
Used in computing earnings per share	3,533,854	3,556,538	3,397,574

Dividends declared per share	$0.16	$0.16	$0.16

Book value per share on shares outstanding	$6.59	$6.42	$6.42

Per share data for 2000 and 1999 restated to reflect a 5% stock dividend paid on February 1, 2001.

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For The First Quarter Ended March 31,	2001	2000	1999

Reconciliation of net income to net cash provided by operating activities:
Net Income	$488,917	$433,625	$410,797
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	157,875	149,550	114,864
Provision for loan losses	90,000	162,000	150,000
Provision (credit) for deferred income taxes	(22,199)	(44,522)	(25,191)
Gain on sale of loans	(18,039)	(7,586)	(23,692)
Securities losses	(29,644)	11,507	0
(Gain) losses on sales of OREO	(2,485)	(19,169)	0
Amortization of bond premium, net	23,220	49,566	75,592
Proceeds from sales of loans held for sale	1,159,239	615,781	4,699,807
Originations of loans held for sale	(844,500)	(619,127)	(4,523,200)
Increase (decrease) in taxes payable	160,074	189,017	169,765
(Increase) decrease in interest receivable	(37,051)	(326,577)	(355,240)
Decrease (increase) in mortgage service rights	7,866	8,903	(24,179)
Decrease (increase) in other assets	97,347	(208,953)	203,593
(Decrease) increase in unamortized loan fees	(18,152)	(2,994)	(14,647)
(Decrease) increase in interest payable	(68,259)	(26,352)	(317)
(Decrease) increase in accrued expenses	(24,545)	(89,623)	(31,794)
Increase (decrease) in other liabilities	15,434	27,412	55,178
Net cash provided by operating activities	$1,135,098	$302,458	$881,336

Cash Flows from investing activities:
Investments - held to maturity
Maturities and paydowns	6,299,716	2,526,246	4,986,510
Purchases	(12,664,522)	(11,227,404)	(11,899,683)
Investments - available for sale
Sales and maturities	10,078,516	7,994,923	0
Purchases	0	0	(6,225,586)
Purchase of restricted equity securities	(83,000)	0	0
Investment in limited partnership, net	0	0	0
Decrease (increase) in loans, net	2,639,695	(3,257,633)	1,575,016
Capital expenditures, net	(147,051)	(36,136)	(1,298,523)
Recoveries of loans charged off	37,098	42,320	20,730
Proceeds from sales of other real estate owned	42,485	65,939	0
Net Cash Used in Investing Activities	$6,202,937	($3,891,745)	($12,841,536)

Cash Flows from Financing Activities:
Net (decrease) increase in demand, NOW, money market
and savings accounts	(6,239,480)	(1,791,476)	1,302,281
Net increase (decrease) in certificates of deposit	3,178,891	(1,136,691)	341,101
Net (decrease) increase in short-term borrowings and
repurchase agreements	(1,162,884)	2,784,359	172,383
Net increase in borrowed funds	(537,000)	0	0
Payments to acquire treasury stock	(110,358)	(39)	(2,642)
Dividends paid	(363,222)	(289,872)	(266,945)
Net cash provided by financing activities	($5,234,053)	($433,719)	$1,546,178
Net decrease in cash and cash equivalents	$2,103,982	($4,023,006)	($10,414,022)
Cash and cash equivalents:
Beginning	$6,110,527	$12,716,144	$20,424,088
Ending	$8,214,509	$8,693,138	$10,010,066

Supplemental Schedule of Cash Paid During the Year
Interest paid	$2,436,057	$1,856,979	$1,871,611
Income Taxes Paid	($851)	$0	($1,020)

Supplemental schedule of noncash investing and financing activities:
Net change in securities valuation	$257,319	($19,251)	($176,067)
OREO acquired in settlements of loans	($40,000)	$148,809	$230,931
Debentures converted to common stock	$1,000	$0	$0
Stock dividends	$1,798,867	$0	$1,851,338

Dividends paid
Dividends declared	$0	$0	$1,035,115
Decrease (Increase) in dividends payable	536,925	537,362	(537,361)
Dividends reinvested	(173,703)	(247,490)	(230,809)
	$363,222	$289,872	$266,945
	AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information:
Average earning assets (including non-accrual loans)
Average interest bearing liabilities supporting earning assets
Interest income and interest expense as a rate/yield

	For the First Three Months Ended:
		2001			2000
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS

Loans (gross)	175,620,619	3,822,953	8.83%	154,785,818	3,304,829	8.59%
Taxable Investment
Securities	44,333,912	669,662	6.13%	47,778,518	679,602	5.72%
Tax Exempt Investment
Securities (1)	13,667,571	259,136	7.69%	12,059,166	214,452	7.15%
Federal Funds Sold	2,880,000	47,253	6.65%	581,593	7,671	5.30%
Sweep Account	2,876,947	33,625	4.74%	1,712,922	21,805	5.12%
Other Securities (2)	1,201,908	24,743	8.35%	1,234,215	21,778	7.10%

TOTAL	240,580,957	4,857,372	8.19%	218,152,232	4,250,137	7.84%

INTEREST BEARING LIABILITIES

Savings Deposits	30,323,394	171,506	2.29%	33,146,649	189,704	2.30%
NOW & Money Market
Funds	51,526,946	476,851	3.75%	49,780,144	415,049	3.35%
Time Deposits	98,837,188	1,439,692	5.91%	90,335,210	1,128,540	5.02%
Other Borrowed Funds	7,456,722	98,635	5.36%	4,131,593	53,488	5.21%
Repurchase Agreements	15,557,562	180,564	4.71%	4,153,053	43,296	4.19%
Subordinated Debentures	20,000	550	11.15%	20,000	550	11.06%

TOTAL	203,721,812	2,367,798	4.71%	181,566,649	1,830,627	4.06%

Net Interest Income		2,489,574			2,419,510
Net Interest Spread(3)			3.48%			3.78%
Interest Differential(4)			4.20%			4.46%

(1) Income on investment securities of state and political subdivisions is stated on a fully taxable basis (assuming a 34 percent tax rate).
(2) Included in other securities are taxable industrial development bonds (VIDA) with income of $910 for 2001 and $1,200 for 2000.
(3) Net interest Spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
(4) Interest differential is net interest income divided by average earning assets.

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income
for the first three months of 2001 and 2000 resulting from
volume changes in assets and liabilities and fluctuations
in rates earned and paid.

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate (1)	Volume(1)	Variance

INCOME EARNING ASSETS

Loans	73,142	444,982	518,124
Taxable Investment Securities	42,125	(52,065)	(9,940)
Tax Exempt Investment
Securities (2)	16,091	28,593	44,684
Federal Funds Sold	9,295	30,287	39,582
Sweep Account	(2,998)	14,818	11,820
Other Securities	3,630	(665)	2,965

Total Interest Earnings	141,285	465,950	607,235

INTEREST BEARING LIABILITIES

Savings Deposits	(2,256)	(15,942)	(18,198)
NOW & Money Market Funds	47,252	14,550	61,802
Time Deposits	205,035	106,117	311,152
Other Borrowed Funds	2,074	43,073	45,147
Repurchase Agreements	18,459	118,809	137,268
Subordinated Debentures	0	0	0

Total Interest Expense	270,564	266,607	537,171

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
The assumed rate is 34%.

ITEM 2 Management's Discussion and Analysis of the Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
THE RESULTS OF OPERATIONS
For the Three Months Ended March 31, 2001

     Community Bancorp. (the "Company") is a bank holding company whose subsidiaries include Community National Bank and Liberty Savings Bank. Community National Bank ("the Bank") is a full service institution operating in the state of Vermont. The Bank has seven offices, five of which are located in Orleans County, one in Essex County, and one in Caledonia County. An eighth office is scheduled to open in May of 2001 in the city of Montpelier, in Washington County. This office will serve as a full service institution, occupying approximately 1,500 square feet in a renovated facility at 95 - 97 State Street, Montpelier, with an annual lease of $27,000. Liberty Savings Bank ("Liberty") is a New Hampshire guaranty savings bank acquired by Community Bancorp. on December 31, 1997. Currently this bank is inactive and does not have any offices or deposit taking authority, and shares the mailing address of Community Bancorp. Most of the Bancorp's business is conducted through the Bank; therefore, the following narrative is based primarily on this Bank's operations. The Balance Sheet and Statements of Income preceding this section are consolidated figures for Community Bancorp. and subsidiaries ("the Company"), and can be used in conjunction with the other reports following them to provide a more detailed comparison of the information disclosed in the following narrative.

OVERVIEW

     Net income for the first quarter ended March 31, 2001 was $488,917, representing an increase of 12.8% and 19%, respectively, over the net income figures of $433,625 for the first quarter ended March 31, 2000, and $410,797 for the same period in 1999. The results of this are earnings per share of $0.14 for the first quarter of 2001 and $0.12 for each of the other two quarters. The Company declared a cash dividend of $0.16 per share payable February 1, 2001 to shareholders of record as of January 15, 2001. This cash dividend was followed by a 5% stock dividend payable February 1st to shareholders of record as of January 16th. As a result of the 5% stock dividend, all per share data has been restated for the first quarter of 2000 and 1999. The first quarter of 2001 was better than 2000 and 1999 due in part to a decrease in provisions for loan losses as well as an increase in trust department income. The trust department acquired the assets of Northfield Savings Bank during the latter part of 2000 contributing to the increase in income.

     Net interest income, the difference between interest income and expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, rate sensitivity of earning assets as well as interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets.

     Net interest income for the first quarter comparison period started at $2.18 million for 1999, and increased to $2.35 million for 2000, and then increased slightly to $2.4 million as of the end of the first quarter of 2001, resulting in an increase of 7.72% for 2000 versus 1999, and 2.34% for 2001 versus 2000. Total interest income for the first quarter of 2000 increased $126,843 or 3.13% compared to 1999, and 2001 increased $592,043 or 14.17% compared to 2000. Interest expense decreased for the first quarter of 2000 compared to the first quarter of 1999 by $41,401 or 2.21%, while an increase of $537,171 or 29.34% is noted for 2001 versus 2000. A review of the first quarter figures for interest earned on loans, the major source of interest income, reveals an increase of 4% for the first quarter of 2000 compared to 1999, and an increase of 15.7% for the first quarter of 2001 compared to the same quarter in 2000. In comparison, interest paid on deposits, the major source of interest expense, shows a decrease of 4.8%, and an increase of 20.5%, respectively. The loan portfolio has increased $18.4 million since the end of the first quarter in 2000, accounting for the increase in income for the comparison periods. Time deposits have increased approximately $10.3 million, accounting for the increase the interest expense on these interest-bearing liabilities. The result is a tax equivalent spread for the first quarter equaling 3.48% for 2001 versus 3.78% for 2000 and 3.52% for 1999.

CHANGES IN FINANCIAL CONDITION

     The Company had total average assets of $252.1 million at March 31, 2001 and $245.5 million at December 31, 2000. Average earning assets were $240.6 million for the first three months ended March 31, 2001, including average loans of $175.6 million and average investment securities of $59.2 million. Average earning assets were $233.8 million for the year ended December 31, 2000 including average loans of $165.2 million and average investment securities of $65.7 million. The increase in loan volume was a direct result of the competitive interest rates the Company offered over the past year.

     Average interest bearing liabilities at March 31, 2001 were $203.7 million, with average time deposits reported totaling $98.8 million and NOW & money market funds of $51.5 million. At December 31, 2000, average interest bearing liabilities of $196 million were reported including average time deposits of $92.7 million and NOW & money market funds at an average volume $51.3 million.

     Repurchase agreements have proved to be a lucrative business option with reported average volumes of $10 million at December 31, 2000 and $15.6 million as of March 31, 2001, an increase of $5.6 million, or 56%.

RISK MANAGEMENT

Liquidity Risk - Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Other time deposits increased $2.5 million from $79.65 million as of December 31, 2000, to $82.14 million as of March 31, 2001.The Company's time deposits greater than $100,000 increased $694,888 to end the first three months of 2001 at a volume of $18.2 million. A review of these deposits, primarily the time deposits over $100,000 indicates that they are primarily generated locally and regionally and are established customers of the Company. The Company has no brokered deposits. Now and money market funds decreased $5.2 million from December 31, 2000 to end the first three months of 2001 at $50.6 million. This decrease in volume is a result of the increase in volume of repurchase agreements. While the average loan volume increased for the first three months of 2001, the actual balance of the loan portfolio decreased by $2.8 million, from $176.8 million to $174 million. As of the end of the first three months of 2001, the Company held in it's investment portfolio treasuries classified as "Available for Sale" at a fair value of $16.4 million, compared to just over $19 million as of December 31, 2000, a decrease of $2.8 million or 14.5%. Securities classified as "Held to Maturity" ended the first three months of 2001 at a book value of $41.5 million compared to $42.2 million as of the end of the 2000 calendar year. Both of these types of investments mature at monthly intervals as shown on the gap report at the end of this section. Securities classified as "Restricted Equity Securities" are made up of equity securities the Company is required to maintain in the form of Federal Home Loan Bank of Boston (FHLB) and Federal Reserve stock. These securities increased $83,000 to a balance totaling $1.2 million as of March 31, 2001. The Company currently has an advance of just over $5 million against an available line of $106.8 million, with an additional $2 million and $4.3 million, respectively, at First Boston and FHLB.

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

Allowance for loan losses and provisions - The valuation allowance for loan losses of $1.8 million as of March 31, 2001 composed 1.1% of the total gross loan portfolio. A primary concern of management is to reduce the exposure of credit loss within the portfolio. The Company maintains a residential loan portfolio of approximately $106 million and a commercial real estate portfolio of approximately $32 million accounting for 61% and 18.4%, respectively, of the total loan portfolio. This large loan volume together with the low historical loan loss experience helps to support our basis for loan loss coverage.

     Non-Performing assets for the company are made up of three different types of loans, "90 Days or More Past Due", "Other Real Estate Owned" (OREO), and "Non-Accruing Loans". A comparison of these non-performing assets reveals an increase in non-accruing loans of $57,474 or just over 4%. A decrease of $17,758 or 41.2% in loans 90 days or more past due is noted, while the balance for the Company's OREO portfolio remained the same. The portfolio of non-accruing loans makes up the biggest portion of the non-performing assets and, as of March 31, 2001, $1.4 million or 92% were real estate secured mortgage loans, thereby reducing our exposure to loss.

Non-performing assets as of March 31, 2001 and December 31, 2000 were as follows:
	03/31/2001	12/31/2000

Non-Accruing loans	$1,472,357	$1,414,883
Loans past due 90 day or more and still accruing	25,364	43,122
Other real estate owned	201,123	201,123
Total	$1,698,844	$1,659,128

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

     The following tables set forth the estimated maturity or repricing of the Company's interest earning assets and interest-bearing liabilities at March 31, 2001, and December 31, 2000. The Company prepares its interest rate sensitivity "gap" analysis by scheduling assets and liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual term of the assets and liabilities, except that:

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
GAP ANALYSYS
Community Bancorp. & Subsidiaries
March 31, 2001
Cumulative repriced within:

Dollars in thousands,	3 Months	4 to 12	1 to 3	3 to 5	Over 5
by repricing date	or less	Months	Years	Years	Years	Total

Interest sensitive assets:
Federal funds sold	1,700	0	0	0	0	1,700
Overnight deposits	2,097	0	0	0	0	2,097
Investments -
Available for Sale(1)	0	5,081	10,234	1,054	0	16,369
Held to Maturity	3,051	15,738	3,343	3,512	15,880	41,524
Restricted equity securities	0	0	0	0	1,225	1,225
Loans(2)	31,209	45,328	40,406	16,359	39,689	172,991
Total interest sensitive assets	38,057	66,147	53,983	20,925	56,794	235,906

Interest sensitive liabilities:
Certificates of deposit	38,961	53,070	7,577	727	0	100,335
Money markets	31,714	0	0	0	0	31,714
Regular savings	0	2,569	0	0	28,000	30,569
Now accounts	0	0	0	0	18,893	18,893
Borrowed funds	0	0	15	0	5,040	5,055
Repurchase agreements	13,209	0	0	0	0	13,209
Subordinated debentures	0	0	0	19	0	19
Total interest sensitive liabilities	83,884	55,639	7,592	746	51,933	199,794

Net interest rate sensitivity gap	(45,827)	10,508	46,391	20,179	4,861
Cumulative net interest rate
sensitivity gap	(45,827)	(35,319)	11,072	31,251	36,112
Cumulative net interest rate
sensitivity gap as a
percentage of total assets	-18.46%	-14.23%	4.46%	12.59%	14.55%
Cumulative interest sensitivity
gap as a percentage of total
interest-earning assets	-19.43%	-14.97%	4.69%	13.25%	15.31%
Cumulative interest earning assets
as a percentage of cumulative
interest-bearing liabilities	45.37%	74.69%	107.53%	121.14%	118.07%

(1) The Company may sell investments available for sale with a fair value of $16,369,350 at any time.
(2) Loan totals exclude non-accruing loans amounting to $1,472,357.
GAP ANALYSYS
Community Bancorp. & Subsidiaries
December 31, 2000
Cumulative repriced within:

Dollars in thousands,	3 Months	4 to 12	1 to 3	3 to 5	Over 5
by repricing date	or less	Months	Years	Years	Years	Total

Interest sensitive assets:
Federal funds sold	0	0	0	0	0	0
Overnight deposits	0	0	0	0	0	0
Investments -
Available for Sale(1)	2,998	6,030	10,118	0	0	19,146
Held to Maturity	2,145	14,395	9,540	3,517	12,599	42,196
Restricted equity securities	0	0	0	0	1,142	1,142
Loans(2)	22,657	51,985	48,031	17,286	36,152	176,111
Total interest sensitive assets	27,800	72,410	67,689	20,803	49,893	238,595

Interest sensitive liabilities:
Certificates of deposit	15,066	75,095	6,369	626	0	97,156
Money markets	31,710	0	0	0	0	31,710
Regular savings	0	4,811	0	0	25,000	29,811
Now accounts	0	0	0	0	24,067	24,067
Borrowed funds	5,537	0	15	0	40	5,592
Repurchase agreements	14,372	0	0	0	0	14,372
Subordinated debentures	0	0	0	20	0	20
Total interest sensitive liabilities	66,685	79,906	6,384	646	49,107	202,728

Net interest rate sensitivity gap	(38,885)	(7,496)	61,305	20,157	786
Cumulative net interest rate
sensitivity gap	(38,885)	(46,381)	14,924	35,081	35,867
Cumulative net interest rate
sensitivity gap as a
percentage of total assets	-15.38%	-18.35%	5.90%	13.88%	14.19%
Cumulative interest sensitivity
gap as a percentage of total
interest-earning assets	-16.30%	-19.44%	6.25%	14.70%	15.03%
Cumulative interest earning assets
as a percentage of cumulative
interest-bearing liabilities	41.69%	68.36%	109.76%	122.84%	117.69%

(1) The Company may sell investments available for sale with a fair value of $19,145,937 at any time.
(2) Loan totals exclude non-accruing loans amounting to $1,414,883.

OTHER OPERATING INCOME AND EXPENSES

     Total other operating income for the first quarter of 2001 was $504,821 compared to $402,296 for the first quarter of 2000 and $373,472 for the first quarter of 1999, an increase of $102,525 or 25.5% for 2001 versus 2000 and $28,824 or 7.7% for 2000 versus 1999. A gain of $29,644 was reported for securities sold during the first quarter of 2001 compared to a loss of $11,507 for the same period in 2000, accounting for the biggest increase in the comparison period. Trust department income followed with an increase of $34,118 or 47.8% for the 2001 versus 2000 period and then reports the biggest increase reported at $21,871 or 44.2% for the first quarter of 2000 versus 1999.

     Total other operating expenses followed the same path for the first quarter comparisons with figures of $2.2 million for 2001, an increase of $181,576, or 9%, over the 2000 figure of $2 million, which increased $161,299, or 8.7%, over the 1999 figure of $1.8 million. Salaries and wages tallied the biggest increase for 2001 versus 2000, reporting an increase of $63,342 or 8.8%. As mentioned earlier, the Company plans to open a branch in Montpelier. A few of the employees who will work at this branch were hired during the first quarter of 2001, supporting the increase in related expenses. Other expenses reported the biggest increase for 2000 versus 1999 with an increase of $72,450 or 12%. ATM expenses accounts for the biggest increase in other expense due in part to the installation of an ATM in the Company's Derby Line office. All branches of the Company now have an ATM.

     Management monitors all components of other operating expenses; however, a quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the Company.

APPLICABLE INCOME TAXES

     Income before taxes increased from $554,349 for the first quarter of 1999, to $578,118 for the same quarter of 2000, and then increased to $625,939, ensuing increases of $23,769 or 4.3% for 2000 versus 1999, and $47,821 or 8.3% for 2001 versus 2000. Provisions for income taxes followed a different pattern with an increase of $941 or just under 1% for the 2000 versus 1999 comparison period and a decrease of $7,471 or 5.2% for 2001 versus 2000.

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

CAPITAL RESOURCES

     The Company's stockholders' equity, which started the year at $22,530,170, was increased through earnings of $488,917, sales of common stock of $174,703 through dividend reinvestment and debenture conversions, and $169,831 for valuation of allowance for securities. It was decreased for the purchase of treasury stock of $1,452, and $108,906 for the repurchase of stock through the Stock Buyback Plan. Stockholders' equity ended the first three months of 2001 at $23,253,263 with a book value of $6.59 per share. All stockholders' equity is unrestricted. Additionally, it is noted that the net unrealized gain on valuation allowance for securities has increased since December 31, 2000. A review of this activity shows that as the maturity date of the investments gets closer, the market price becomes favorably better, therefore, material loss is greatly reduced.

     The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively. As of March 31, 2001, the Company continued to maintain ratios far above the minimum requirements with reported ratios of approximately 17.5% for Tier I and 18.8% for Total Capital.

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

FORWARD-LOOKING STATEMENTS

     The Company's Management's Discussion and Analysis of Results of Operations, Cash Flow and Financial Condition contains certain forward-looking statements about the results of operations, financial condition and business of the Company and its subsidiaries. When used therein, the words "believes," "expects," "anticipates," "intends," "estimates," "plans," "predicts," or similar expressions, indicate that management of the Company is making forward-looking statements.

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

PART II.

Item 1

Legal Proceedings

     Community National Bank is currently involved in a lawsuit filed on March 23, 1998, in the Orleans Superior Court against the State of Vermont. The issue involves OREO property that is on "filled land" on the shores of Lake Memphremagog in the City of Newport. According to a so-called "public trust doctrine", the State of Vermont might have ownership of any lands created by filling any portion of the navigable waters of the state. The result of this is that the Bank has been unable to sell these properties for fair value because some attorneys will not clear title to the property. The suit filed is an attempt to clear title to said properties by seeking judicial clarification of the public trust doctrine. The Bank received documents in mid April of 2000 pertaining to the ruling of the lawsuit. The judgement was not in the Bank's favor. On June 23, 2000, the Bank filed an appeal to the Vermont Supreme Court, but it may take more than six months to have it set for oral arguments. Regardless of the outcome of the suit, is not likely to have a material impact on the financial statements of the Bank or consolidated Company.

     There are no other pending legal proceedings to which the Company is a party or of which any of its property is the subject, other than routine litigation incidental to its banking business.

ITEM 2. Changes in Securities

       NONE

ITEM 3. Defaults Upon Senior Securities

       NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

       NONE

ITEM 5. Other Information

       NONE

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit 3 (ii) - Amended and restated Bylaws of Community Bancorp. are filed as part of this report.

Reports on Form 8-K

Form 8-K dated January 29, 2001, announcing the Company's plans to open a branch office in Montpelier, Vermont was filed February 2, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has
Duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: May 15, 2001	By: /s/ Richard C. White
Richard C. White, President

DATED: May 15, 2001	By: /s/ Stephen P. Marsh
Stephen P. Marsh,
Vice President & Treasurer