Form 10-Q
period 2001-06-30
COMMUNITY BANCORP /VT
filed 2001-08-03
CIK 718413

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Six Months Ended June 30, 2001
Commission File Number 000-16435

COMMUNITY BANCORP.

(Exact Name of Registrant as Specified in its Charter)

Vermont	03-0284070
(State of Incorporation)	(IRS Employer Identification Number)

Derby Road, Derby, Vermont	05829
(Address of Principal Executive Offices)	(zip code)

Registrant's Telephone Number: (802) 334-7915

Not Applicable
Former Name, Former Address and Formal Fiscal Year
(If Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

At July 20, 2001 there were 3,551,634 shares outstanding of the Corporation's common stock.

Total Pages -20 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and subsidiaries, "the Company".
COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Balance Sheets
( Unaudited )	June 30	December 31	June 30
	2001	2000	2000

Assets
Cash and due from banks	6,118,850	6,110,527	6,103,876
Federal funds sold and overnight deposits	6,001,412	0	151,646
Total cash and cash equivalents	12,120,262	6,110,527	6,255,522
Securities held-to-maturity (fair value $35,772,352
at 06/30/01, $42,466,587 at 12/31/00, and
$42,647,462 at 06/30/00)	35,264,054	42,197,130	43,057,756
Securities available-for-sale	15,336,787	19,145,938	20,938,438
Restricted equity securities	1,224,650	1,141,650	1,141,650
Loans held-for-sale	910,992	710,991	580,941
Loans	179,408,446	176,815,408	167,354,034
Allowance for loan losses	(1,878,799)	(1,796,810)	(1,805,932)
Unearned net loan fees	(942,577)	(950,937)	(897,819)
Net loans	176,587,070	174,067,661	164,650,283
Bank premises and equipment, net	4,642,975	4,693,934	4,501,342
Accrued interest receivable	1,775,167	1,929,495	1,875,933
Other real estate owned, net	171,983	201,123	393,040
Other assets	2,712,090	2,586,788	2,583,037
Total assets	$250,746,030	$252,785,237	$245,977,942

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Demand, non-interest bearing	26,088,193	25,640,868	26,218,657
NOW and money market accounts	50,182,079	55,776,849	47,635,682
Savings	31,501,930	29,810,798	33,506,278
Time deposits, $100,000 and over	17,741,024	17,504,358	15,965,541
Other time deposits	81,462,156	79,651,657	75,732,466
Total deposits	$206,975,382	$208,384,530	$199,058,624

Federal funds purchased and other borrowed funds	5,055,000	5,592,000	13,055,000
Repurchase agreements	13,854,663	14,371,538	9,914,497
Accrued interest and other liabilities	1,493,765	1,886,999	1,135,237
Subordinated convertible debentures	6,000	20,000	20,000
Total liabilities	$227,384,810	$230,255,067	$223,183,358

Stockholders' Equity
Common stock - $2.50 par value;
6,000,000 shares authorized and 3,679,838 shares
issued at 06/30/01, 3,478,561 shares issued at
12/31/00, and 3,445,718 shares issued at 06/30/00	9,199,594	8,696,402	8,614,294
Additional paid-in capital	13,171,753	11,515,514	11,277,332
Retained earnings	2,494,767	3,731,098	4,003,306
Accumulated other comprehensive income	99,605	(23,108)	(215,040)
Less: treasury stock, at cost; 141,670 shares
at 06/30/01, 122,777 shares at 12/31/00, and
73,978 shares at 06/30/00	(1,604,499)	(1,389,736)	(885,308)
Total stockholders' equity	$23,361,220	$22,530,170	$22,794,584

Total liabilities and stockholders' equity	$250,746,030	$252,785,237	$245,977,942

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Income
( Unaudited )

For The Second Quarter Ended June 30,	2001	2000	1999

Interest income
Interest and fees on loans	3,914,524	3,521,222	3,275,786
Interest and dividends on investment securities
U.S. Treasury securities	187,853	357,309	585,169
U.S. Government agencies	392,366	359,362	139,754
States and political subdivisions	177,188	162,925	138,058
Dividends	21,960	21,888	19,127
Interest on federal funds sold and overnight deposits	56,585	34,696	45,386
Total interest income	$4,750,476	$4,457,402	$4,203,280

Interest expense
Interest on deposits	2,020,578	1,823,342	1,832,086
Interest on borrowed funds	60,414	92,366	50,172
Interest on repurchase agreements	139,260	96,391	6,676
Interest on subordinated debentures	156	550	550
Total interest expense	$2,220,408	$2,012,649	$1,889,484

Net interest income	2,530,068	2,444,753	2,313,796
Provision for loan losses	(90,000)	(96,000)	(150,000)
Net interest income after provision	$2,440,068	$2,348,753	$2,163,796

Other operating income
Trust department income	103,427	86,153	56,030
Service fees	234,210	203,130	178,513
Security gains (losses)	124,795	0	0
Other	193,177	229,310	215,548
Total other operating income	$655,609	$518,593	$450,091

Other operating expenses
Salaries and wages	855,888	733,497	691,829
Pension and other employee benefits	241,032	237,766	221,398
Occupancy expenses, net	410,650	361,076	305,077
Trust department expenses	33,027	26,649	16,713
Other	700,478	612,946	593,698
Total other operating expenses	$2,241,075	$1,971,934	$1,828,715

Income before income taxes	854,602	895,412	785,172
Applicable income taxes (credit)	213,626	246,748	218,683
Net Income	$640,976	$648,664	$566,489

Earnings per share on weighted average	$0.18	$0.18	$0.16

Weighted average number of common shares
Used in computing earnings per share	3,539,766	3,561,070	3,475,797

Dividends declared per share	$0.16	$0.16	$0.16

Book value per share on shares outstanding	$6.60	$6.44	$6.36

Per share data for 2000 and 1999 restated to reflect a 5% stock dividend paid on
February 1, 2001.

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Income
( Unaudited )

For the First Six Months Ended June 30,	2001	2000	1999

Interest income
Interest and fees on loans	7,737,477	6,826,051	6,453,188
Interest and dividends on investment securities
U.S. Treasury securities	389,637	828,379	1,130,449
U.S. Government agencies	860,245	567,895	268,053
States and political subdivisions	349,128	305,670	251,589
Dividends	45,793	42,459	38,849
Interest on federal funds sold and overnight deposits	137,463	64,172	111,533
Total interest income	$9,519,743	$8,634,626	$8,253,661

Interest expense
Interest on deposits	4,108,627	3,556,635	3,652,030
Interest on borrowed funds	159,049	145,854	99,072
Interest on repurchase agreements	319,824	139,687	9,310
Interest on subordinated debentures	706	1,100	1,100
Total interest expense	$4,588,206	$3,843,276	$3,761,512

Net interest income	4,931,537	4,791,350	4,492,149
Provision for loan losses	(180,000)	(258,000)	(300,000)
Net interest income after provision	$4,751,537	$4,533,350	$4,192,149

Other operating income
Trust department income	208,895	157,503	105,509
Service fees	450,050	385,917	343,263
Security gains (losses)	154,439	(11,507)	0
Other	347,046	388,976	374,791
Total other operating income	1,160,430	920,889	823,563

Other operating expenses
Salaries and wages	1,638,334	1,452,601	1,407,288
Pension and other employee benefits	480,165	460,952	398,450
Occupancy expenses, net	817,319	726,460	643,796
Trust department expenses	64,069	50,343	28,002
Other	1,431,538	1,290,352	1,198,654
Total other operating expenses	$4,431,425	$3,980,708	$3,676,190

Income before income taxes	1,480,542	1,473,531	1,339,522
Applicable income taxes (credit)	350,648	391,242	362,236

Net Income	$1,129,894	$1,082,289	$977,286

Earnings per share on weighted average	$0.32	$0.30	$0.28

Weighted average number of common shares
Used in computing earnings per share	3,536,810	3,558,804	3,436,685

Book value per share on shares outstanding	$6.60	$6.44	$6.36

Dividends declared per share	$0.32	$0.32	$0.32

Per share data for 2000 and 1999 restated to reflect a 5% stock dividend paid on
February 1, 2001.
COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
For the First Six Months Ended June 30,	2001	2000	1999

Reconciliation of net income to net cash provided by operating activities:
Net Income	$1,129,894	$1,082,289	$977,286
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	315,750	299,100	209,439
Provision for loan losses	180,000	258,000	300,000
Provision (credit) for deferred income taxes	(80,015)	(14,943)	(12,281)
Gain on sale of loans	(32,641)	(16,094)	(60,392)
Securities losses	(154,439)	11,507	0
(Gain) losses on sales of OREO	(11,114)	(61,922)	(4,587)
OREO writedowns	0	0	19,590
Amortization of bond premium, net	48,086	90,639	163,816
Proceeds from sales of loans held for sale	2,671,947	1,218,779	7,128,347
Originations of loans held for sale	(2,839,307)	(1,123,203)	(7,338,986)
Increase (decrease) in taxes payable	111,514	106,185	90,538
(Increase) decrease in interest receivable	154,328	(391,741)	(356,702)
Decrease (increase) in mortgage service rights	16,933	15,373	(27,648)
Decrease (increase) in other assets	(110,046)	(27,647)	253,871
(Decrease) increase in unamortized loan fees	(8,360)	6,705	7,635
(Decrease) increase in interest payable	(119,480)	(6,045)	(9,667)
(Decrease) increase in accrued expenses	159,720	(916)	(41,436)
Increase (decrease) in other liabilities	(3,064)	84,630	49,587
Net cash provided by operating activities	$1,429,706	$1,530,696	$1,348,410

Cash Flows from investing activities:
Investments - held to maturity
Maturities and paydowns	15,747,660	6,814,129	9,338,378
Purchases	(15,805,590)	(19,988,829)	(15,487,110)
Investments - available for sale
Sales and maturities	13,170,169	7,994,923	0
Purchases	(2,077,730)	0	(9,291,211)
Purchase of restricted equity securities	(83,000)	0	0
Investment in limited partnership, net	(20,388)	(4,078)	(14,130)
Decrease (increase) in loans, net	(2,836,728)	(15,264,429)	(2,315,420)
Capital expenditures, net	(264,791)	(477,745)	(1,585,656)
Recoveries of loans charged off	57,055	78,520	46,170
Proceeds from sales of other real estate owned	128,878	387,496	140,735
Net Cash Used in Investing Activities	$8,015,535	($20,460,013)	($19,168,244)

Cash Flows from Financing Activities:
Net (decrease) increase in demand, NOW, money market
and savings accounts	(3,456,313)	(3,316,309)	7,387,405
Net increase (decrease) in certificates of deposit	2,047,165	532,053	(517,718)
Net (decrease) increase in short-term borrowings
and repurchase agreements	(516,875)	7,291,215	626,710
Net increase in borrowed funds	(537,000)	9,000,000	0
Payments to acquire treasury stock	(213,153)	(437,087)	(2,698)
Debentures redeemed for cash	(12,000)	0	0
Dividends paid	(747,330)	(601,177)	(551,439)
Net cash provided by financing activities	($3,435,506)	$12,468,695	$6,942,260
Net decrease in cash and cash equivalents	$6,009,735	($6,460,622)	($10,877,574)
Cash and cash equivalents:
Beginning	$6,110,527	$12,716,144	$20,424,088
Ending	$12,120,262	$6,255,522	$9,546,514

Supplemental Schedule of Cash Paid During the Year
Interest paid	$4,707,686	$3,849,321	$3,770,445
Income Taxes Paid	$319,149	$300,000	$283,980

Supplemental schedule of noncash investing and financing activities:
Net change in securities valuation	$185,929	$48,554	($492,436)
OREO acquired in settlements of loans	($88,624)	$283,920	$346,809
Debentures converted to common stock	$2,000	$0	$0
Stock dividends	$1,801,552	$0	$1,851,338

Dividends paid
Dividends declared	564,673	$541,948	$1,024,004
Decrease (Increase) in dividends payable	536,926	537,361	0
Dividends reinvested	(354,269)	(478,132)	(472,565)
	$747,330	$601,177	$551,439

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the Six Months Ended June 30, 2001

     Community Bancorp. (the "Company") is a bank holding company whose subsidiaries include Community National Bank and Liberty Savings Bank. Community National Bank ("the Bank") is a full service institution operating in the state of Vermont. The Bank has eight offices, five of which are located in Orleans County, one in Essex County, one in Caledonia County, and the newest office in Washington County. On May 29, 2001, Community National Bank opened its eighth office on 95-97 State Street in Montpelier, Vermont. This office operates as a full service institution, serving the Barre-Montpelier area. The Company felt it was time to branch out into another county in Vermont. This office has proved to be a profitable addition to the Company with average loans totaling $249,928 and average total deposits of $308,980. Liberty Savings Bank ("Liberty") is a New Hampshire guaranty savings bank acquired by Community Bancorp. on December 31, 1997. Currently this bank is inactive and shares the mailing address of Community Bancorp. Most of the Bancorp's business is conducted through the Bank, therefore, the following narrative is based primarily on this Bank's operations. The various spreadsheets preceding this section are consolidated figures for Community Bancorp. and subsidiaries, and can be used to provide a more detailed comparison of the information disclosed in the following narrative.

OVERVIEW

     Net income for the second quarter ended June 30, 2001 was $640,976, representing a decrease of 1.2% and an increase of 13.2%, respectively, over the net income figures of $648,664 for the second quarter ended June 30, 2000, and $566,489 for the same period in 1999. The results of this are earnings per share of $0.18 for the second quarter of 2001 and 2000, and $0.16 for the second quarter of 1999. The Company declared a cash dividend of $0.16 per share payable May 1, 2001 to shareholders of record as of April 15, 2001. Net income for the first six months of 2001 was $1,129,894 compared to $1,082,289 for the first six months of 2000, and $977,286 for the first six months of 1999, representing an increase of 4.4% for 2001 versus 2000, and 15.6% for 2001 versus 1999. Earnings per share for the first six months were $0.32 for 2001 compared to $0.30 for 2000 and $0.28 for 1999. The second quarter of 2001 was not as profitable as the second quarter of 2000 due in part to a decrease in the investment portfolio, resulting in less interest income. Net income for the first six months of 2001 was more profitable than both the 2000 and 1999 comparison periods due to a decrease in the provision for loan losses and a substantial gain on the sale of treasuries from the investment portfolio.

     Net interest income, the difference between interest income and expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, rate sensitivity of earning assets as well as interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets.

     Net interest income for the second quarter comparison period started at $2.3 million for 1999, increased to $2.4 million for 2000, and then increased to $2.5 million for 2001, resulting in an increase of 5.7% for 2000 versus 1999, and an increase of 3.5% for 2001 versus 2000. Total interest income for the second quarter of 2001 increased $293,074 or by 6.6% compared to the same quarter in 2000, and the second quarter of 2000 increased $254,122 or 6.1% compared to the same quarter of 1999. Interest expense followed the same pattern with an increase of $207,759 or 10.3% for the second quarter of 2001 compared to 2000, and an increase of $123,165 or 6.5% for the second quarter of 2000 compared to the same quarter in 1999.

     Net interest income started at $4.5 million as of the end of the first six months of 1999, increased $299,201 or 6.7% to $4.8 million as of the end the first six months of 2000, and then increased $140,187 or 2.9% to end the first six months of 2001 at a figure of $4.9 million. Total interest income for the first six months increased $380,965 or 4.6% for 2000 versus 1999, and $885,117 or 10.3% for 2001 versus 2000. An increase in the loan portfolio over the past three years supports the increase in both comparison periods. Total interest expense increased $81,764 or 2.2% for the first six months of 2000 versus 1999, and an increase of $744,930 or 19.4% is recognized for the first six months of 2001 versus 2000. A review of the six month figures for interest earned on loans, the major source of interest income, reveals an increase of 5.8% for 2000 compared to 1999, and an increase of 13.4% for 2001 compared to 2000. In comparison, interest paid on deposits, the major source of interest expense, shows a decrease of 2.6% and in increase of 15.5%, respectively. The result is a tax equivalent spread for the first six months equaling 3.6% for 2001 versus 3.8% for 2000 and 3.6% for 1999.

CHANGES IN FINANCIAL CONDITION

     The Company had total average assets of $251 million at June 30, 2001 and $246 million at December 31, 2000. Average earning assets were $239 million for the first six months ended June 30, 2001, including average loans of $177 million and average investment securities of $57 million. Average earning assets were $234 million for the year ended December 31, 2000 including average loans of $165 million and average investment securities of $66 million. The Company attributes the desire to increase the loan portfolio for the increase in average loan volume.

     Average interest bearing liabilities at June 30, 2001 were $202 million, with average time deposits reported totaling $100 million and NOW & money market funds of $51 million. At December 31, 2000, average interest bearing liabilities of $196 million were reported including average time deposits of $93 million and NOW & money market funds at an average volume of $51 million.

     Repurchase agreements continue to increase in volume, starting at an average volume of $10 million at December 31, 2000, and increasing $4.5 million to end at a six-month average balance of $14.5 million as of June 30, 2001. These accounts have been well received since they were introduced in 1998, and have been successful in retaining current business customers and attracting new ones.

RISK MANAGEMENT

Liquidity Risk - Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Our time deposits greater than $100,000 increased $236,666 or 1.4% to end the first six months of 2001 at a volume of $17.7 million compared to $17.5 million at the end of the 2000 calendar year. Other time deposits increased $1.8 million from December 31, 2000 to June 30, 2001. This increase is attributable to a variety of attractive rates and maturity schedules offered in an effort to retain and attract new deposit customers. A review of these deposits, primarily the time deposits over $100,000 indicates that they are primarily generated locally and regionally and most are established customers of the Company. The Company has no brokered deposits. Now and money market funds decreased $5.6 million to end the first six months of 2001 at $50.2 million compared to $55.8 million as of the end of 2000. The positive response to the repurchase agreements is a key factor to the decrease in now and money market funds. Our gross loan portfolio increased 1.6% from $177.5 million at the end of 2000 to $180.3 million at the end of the first six months of 2001. The Bank has purchased approximately $2 million in loans from other institutions contributing to the increase in the loan portfolio. Federal funds sold and overnight deposits reported a balance of $6 million as of the end the first six months of 2001, compared to a zero balance as of the end of the 2000 calendar year. As of June 30, 2001, the Company held in it's investment portfolio treasuries classified as "Available for Sale" at a fair value of $15.4 million, compared to $19.2 million as of December 31, 2000, a decrease of $3.8 million or 19.9%. Treasuries classified as "Held to Maturity" ended the first six months of 2001 at a book value of $35.3 million compared to $42.2 million as of the end of the 2000 calendar year. Both of these types of investments mature at monthly intervals as shown on the gap report at the end of this section. Securities classified as "Restricted Equity Securities" are made up of equity securities the Company is required to maintain in the form Federal Home Loan Bank of Boston (FHLB) and Federal Reserve stock. These securities increased $83,000 to a reported balance of $1.2 million as of June 30, 2001. The Company currently has an advance of just over $5 million against an available line of $106.8 million, with an additional $2 million and $4.1 million, respectively, at First Boston and FHLB.

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

Allowance for loan losses and provisions - The valuation allowance for loan losses of $1.9 million as of June 30, 2001 composed 1.04% of the total gross loan portfolio. A primary concern of management is to reduce the exposure of credit loss within the portfolio. The Company maintains a residential loan portfolio of approximately $107.6 million and a commercial real estate portfolio of approximately $34 million accounting for 60% and 19%, respectively, of the total loan portfolio. This large loan volume together with the low historical loan loss experience helps to support our basis for loan loss coverage.

     The three components of non-performing assets for the company are loans classified as 90 days or more past due and still accruing, non-accruing loans, and other real estate owned (OREO). A comparison of these non-performing assets revealed a decrease in non-accruing loans of $35,810 or 2.5%, and a decrease in the OREO portfolio of $29,140 or 14.5%, while an increase of $43,392 or 86% was noted in loans 90 days or more past due. The portfolio of non-accruing loans makes up the biggest portion of the non-performing assets and consists of $1.25 million or 91% of real estate secured mortgage loans at the end of the first six months of 2001, thereby reducing the exposure to loss.

Non-performing assets as of June 30, 2001 and December 31, 2000 were as follows:
	06/30/2001	12/31/2000

Non-Accruing loans	$1,379,073	$1,414,883
Loans past due 90 day or more and still accruing	93,954	50,562
Other real estate owned	171,983	201,123
Total	$1,645,010	$1,666,568

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

     The following tables set forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2001, and December 31, 2000. The Company prepares its interest rate sensitivity "gap" analysis by scheduling assets and liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual term of the assets and liabilities, except that:

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

GAP ANALYSYS
Community Bancorp. & Subsidiaries
June 30, 2001
Cumulative repriced within:

Dollars in thousands,	3 Months	4 to 12	1 to 3	3 to 5	Over 5
by repricing date	or less	Months	Years	Years	Years	Total

Interest sensitive assets:
Federal funds sold	3,100	0	0	0	0	3,100
Overnight deposits	2,901	0	0	0	0	2,901
Investments -
Available for Sale(1)	0	9,198	4,088	1,011	1040	15,337
Held to Maturity	2,941	13,576	409	2,508	15,830	35,264
Restricted equity securities	0	0	0	0	1,225	1,225
Loans(2)	35,263	43,928	40,801	18,840	40,109	178,941
Total interest sensitive assets	44,205	66,702	45,298	22,359	58,204	236,768

Interest sensitive liabilities:
Certificates of deposit	24,894	58,948	11,883	3,478	0	99,203
Money markets	30,236	0	0	0	0	30,236
Regular savings	0	4,502	0	0	27,000	31,502
Now accounts	0	0	0	0	19,946	19,946
Borrowed funds	0	0	15	0	5,040	5,055
Repurchase agreements	13,855	0	0	0	0	13,855
Total interest sensitive liabilities	68,985	63,450	11,898	3,478	51,986	199,797

Net interest rate sensitivity gap	(24,780)	3,252	33,400	18,881	6,218
Cumulative net interest rate
sensitivity gap	(24,780)	(21,528)	11,872	30,753	36,971
Cumulative net interest rate
sensitivity gap as a
percentage of total assets	-9.88%	-8.59%	4.73%	12.26%	14.74%
Cumulative interest sensitivity
gap as a percentage of total
interest-earning assets	-10.47%	-9.09%	5.01%	12.99%	15.61%
Cumulative interest earning assets
as a percentage of cumulative
interest-bearing liabilities	64.08%	83.74%	108.23%	120.81%	118.50%

(1) The Company may sell investments available for sale with a fair value of $15,336,787 at any time.
(2) Loan totals exclude non-accruing loans amounting to $1,379,073.

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

OTHER OPERATING INCOME AND EXPENSES

     Total other operating income for the second quarter of 2001 was $655,609 compared to $518,593 for the second quarter of 2000 and $450,091 for the second quarter of 1999, resulting in increases of $137,016 or 26.4% for 2001 versus 2000 and $68,502 or 15.2% for 2000 versus 1999. A gain of $124,795 on the sale of various US Treasuries and Government Agencies during the second quarter helped to boost income for the respective period. Total other operating income for the first six months of 2001 ended at $1,160,430 compared to $920,889 for 2000 and $823,563 as of the end of the first six months of 1999. The results are an increase of $239,541 or 26% for 2001 versus 2000 and $97,326 or 11.8% for 2000 versus 1999. Security gains again notes the biggest increase for the 2001 versus 2000 comparison period while other income notes the only decrease reported at $41,930 or just under 11%. A decrease of $51,285 is noted in the gain on sale of OREO properties. The Bank has had to take possession of fewer properties during the first six months of 2001, generating less income and expenses on these non-performing assets.

     Total other operating expenses followed the same pattern for the second quarter comparisons with figures of $2.24 million for 2001, an increase of $269,141 or 13.7% over the 2000 second quarter figure of $1.97 million, which increased $143,219 or 7.8% over the 1999 figure of $1.83 million. Salaries and wages noted the biggest increase for 2001 compared to 2000, due to the increase in personnel needed to staff our newly opened Montpelier office. Occupancy expense notes the biggest increase for the second quarter of 2000 versus 1999, due to significant increases in depreciation, taxes on bank properties, and service contracts. Total other operating expense for the six month comparison periods increased from $3.7 million for 1999 to $4 million for 2000, and then increased to $4.4 million for 2001, resulting in increases of 8.3% for 2000 versus 1999 and 11.3% for 2001 versus 2000. Salaries and wages again notes the biggest increase for the 2001 versus 2000 comparison period followed by other expenses reporting an increase of $141,186 or 11%. The Company is celebrating its 150th Anniversary during the 2001 calendar year. The expenses incurred for different events going on throughout the year are included in various components of other expenses. Other expense notes an increase of $91,968 or 7.7% for the 2000 versus 1999 comparison period, followed closely by occupancy expense with a reported increase for 2000 versus 1999 of $82,664 or 12.8%.

     All components of other operating expenses are monitored by management, however, a quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the Company.

APPLICABLE INCOME TAXES

     Income before taxes increased from $785,172 for the second quarter of 1999 to $895,412 for the second quarter of 2000, and then decreased to $854,602 for the second quarter of 2001. The results are an increase of $110,240 or 14% for 2000 versus 1999 and a decrease of $40,810 or 4.6% for 2001 versus 2000. As a result, provisions for income taxes increased $28,065 or 12.8% for the 2000 versus 1999 period, followed by a decrease of $33,122 or 13.4% for 2001 versus 2000 ending the second quarter of 2001 at $213,626. Income before taxes for the first six months increased from $1.34 million for 1999 to $1.47 million for 2000 to $1.48 million as of June 30, 2001, with income taxes calculated at $362,236, $391,242, and $350,648, respectively.

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

CAPITAL RESOURCES

     The Company's stockholders' equity started the year at $22,530,170, increased through earnings of $1,129,894 and sales of common stock of $356,270 through dividend reinvestment and debenture conversions, as well as adjustments totaling $122,713 for valuation allowance for securities. It was decreased by dividends totaling $1,101,599, the purchase of treasury stock of $1,476 and the purchase of stock through the Company's stock repurchase program of $211,677. During the first quarter of 2000, the Company announced plans to buy up to 6% or 205,000 shares of its outstanding common stock at current market prices. The price per share during the first six months of the 2001 calendar year was in the range of $11.25 to $12.50 per share. The Company declared a dividend in December of 2000, payable in February of 2001. As a result, an accrual for the dividend was necessary, decreasing stockholders' equity by $536,925 as of December 31, 2000. Stockholders' equity ended the first six months of 2001 at $23,361,220 with a book value of $6.60 per share. All stockholders' equity is unrestricted. Additionally, it is noted that the net unrealized loss on valuation allowance for securities has decreased since the beginning of the year. A review of this activity shows that as the maturity date of the investments gets closer, the market price increases, therefore, reducing the amount of the unrealized loss associated with these investment securities.

     The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively. As of June 30, 2001, the Company continued to maintain ratios far above the minimum requirements with reported ratios of approximately 17% for Tier I and 18% for Total Capital.

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

FORWARD-LOOKING STATEMENTS

     When used in this report, the terms "expect, plan, anticipate, believe" or similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.

     The Company has included certain forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and various assumptions made by management which are difficult to predict. Among the factors that could affect the outcome of the statements are general industry and market conditions and growth rates. Therefore, actual outcomes and their impact on the Company may differ materially from what is expressed or forecasted. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Table A
AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information:
Average earning assets (including non-accrual loans)
Average interest bearing liabilities supporting earning assets
Interest income and interest expense as a rate/yield

	For the First Six Months Ended:
		2001			2000
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS

Loans (gross)	176,781,920	7,737,477	8.83%	157,566,760	6,826,051	8.71%
Taxable Investment
Securities	41,557,311	1,249,881	6.07%	48,251,850	1,396,274	5.82%
Tax Exempt Investment
Securities (1)	13,928,202	526,405	7.62%	12,738,393	459,635	7.26%
Federal Funds Sold	2,892,265	76,539	5.34%	667,033	18,739	5.65%
Sweep Account	2,843,702	60,924	4.32%	1,684,996	45,432	5.42%
Other Securities (2)	1,238,601	47,494	7.73%	1,230,276	44,770	7.32%

TOTAL	239,242,001	9,698,720	8.18%	222,139,308	8,790,901	7.96%

INTEREST BEARING LIABILITIES

Savings Deposits	30,425,349	336,833	2.23%	33,226,467	380,379	2.30%
NOW & Money Market Funds	50,899,673	911,456	3.61%	49,938,951	868,934	3.50%
Time Deposits	99,905,631	2,860,338	5.77%	90,577,037	2,307,322	5.12%
Other Borrowed Funds	6,242,845	159,049	5.14%	5,106,670	145,854	5.74%
Repurchase Agreements	14,479,596	319,824	4.45%	6,124,131	139,687	4.59%
Subordinated Debentures	12,833	706	11.09%	20,000	1,100	11.06%

TOTAL	201,965,927	4,588,206	4.58%	184,993,256	3,843,276	4.18%

Net Interest Income		5,110,514			4,947,625
Net Interest Spread(3)			3.60%			3.78%
Interest Differential(4)			4.31%			4.48%

(1) Income on investment securities of state and political subdivisions is stated on a fully taxable basis (assuming a 34% tax rate).
(2) Included in other securities are taxable industrial development bonds (VIDA) with income of
$1,701 for 2001 and $2,311 for 2000.
(3) Net interest Spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
(4) Interest differential is net interest income divided by average earning assets.
Table B
CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income for the first six months of 2001 and 2000 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

INCOME EARNING ASSETS

Loans	79,179	832,247	911,426
Taxable Investment Securities	55,116	(201,509)	(146,393)
Tax Exempt Investment
Securities (2)	23,816	42,954	66,770
Federal Funds Sold	(4,719)	62,519	57,800
Sweep Account	(15,737)	31,229	15,492
Other Securities	2,421	303	2,724

Total Interest Earnings	140,076	767,743	907,819

INTEREST BEARING LIABILITIES

Savings Deposits	(12,570)	(30,976)	(43,546)
NOW & Money Market Funds	25,800	16,721	42,521
Time Deposits	315,509	237,507	553,016
Other Borrowed Funds	(19,235)	32,430	13,195
Repurchase Agreements	(10,573)	190,710	180,137
Subordinated Debentures	0	(394)	(394)

Total Interest Expense	298,931	445,998	744,929

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Incorporated by reference to the section labeled "Risk Management" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

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

ITEM 4 Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders, at the Annual Meeting of Shareholders of Community Bancorp. on May 8, 2001:

To elect four directors to serve until the Annual Meeting of Shareholders in 2004;

To ratify the selection of the independent public accounting firm of A.M. Peisch & Company as the Corporation's external auditors for the fiscal year ending December 31, 2001;

The results are as follows:
			AUTHORITY
			WITHHELD/	BROKER
MATTER	FOR	AGAINST	ABSTAIN	NON-VOTE
Election of Directors:
Michael H. Dunn	2,732,080.2158	20,782.9002	4,957.6576	-0-
Marcel M. Locke	2,742,899.116	9,964.0000	4,957.6576	-0-
Stephen P. Marsh	2,744,857.116	8,006.0000	4,957.6576	-0-
Dale Wells	2,748,426.116	4,437.0000	4,957.6576	-0-
Selection of Auditors
A.M. Peisch & Company	2,752,637.5338	2,498.1649	2,685.0749	-0-

ITEM 5 Other Information

       NONE

ITEM 6 Exhibits and Reports on Form 8-K

Reports on Form 8-K

Form 8-K dated April 5, 2001 announcing the earnings and other financial information for the period ended March 31, 2001.

Form 8-K dated June 14, 2001, announced the opening of the Montpelier office and identified key personnel in charge of the various departments.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.
DATED: August 3, 2001	By: /s/ Richard C. White
Richard C. White, President

DATED: August 3, 2001	By: /s/ Stephen P. Marsh
Stephen P. Marsh,
Vice President & Treasurer