Form 10-Q
period 2001-09-30
COMMUNITY BANCORP /VT
filed 2001-11-13
CIK 718413

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Nine Months Ended September 30, 2001
Commission File Number 000-16435

COMMUNITY BANCORP.

(Exact Name of Registrant as Specified in its Charter)

Vermont	03-0284070
(State of Incorporation)	(IRS Employer Identification Number)

Derby Road, Derby, Vermont	05829
(Address of Principal Executive Offices)	(zip code)

Registrant's Telephone Number: (802) 334-7915

Not Applicable
Former Name, Former Address and Formal Fiscal Year
(If Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

At October 16, 2001 there were 3,551,106 shares outstanding of the Corporation's common stock.

Total Pages -19 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and subsidiaries, "the Company".
COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Balance Sheets
( Unaudited )	September 30	December 31	September 30
	2001	2000	2000

Assets
Cash and due from banks	6,160,903	6,110,527	5,900,762
Federal funds sold and overnight deposits	15,516,556	0	4,663,905
Total cash and cash equivalents	21,677,459	6,110,527	10,564,667
Securities held-to-maturity (fair value $35,783,843 at 09/30/01,
$42,466,587 at 12/31/00, and $51,751,518 at 09/30/00)	35,154,245	42,197,130	52,094,438
Securities available-for-sale	19,625,275	19,145,938	19,016,875
Restricted equity securities	1,224,650	1,141,650	1,141,650
Loans held-for-sale	817,623	710,991	626,500
Loans	184,867,799	176,815,408	171,927,463
Allowance for loan losses	(1,936,438)	(1,796,810)	(1,761,291)
Unearned net loan fees	(985,405)	(950,937)	(927,417)
Net loans	181,945,956	174,067,661	169,238,755
Bank premises and equipment, net	4,859,766	4,693,934	4,598,838
Accrued interest receivable	1,782,606	1,929,495	2,079,398
Other real estate owned, net	208,557	201,123	297,769
Other assets	2,623,184	2,586,788	2,631,130
Total assets	$269,919,321	$252,785,237	$262,290,020

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Demand, non-interest bearing	27,833,634	25,640,868	27,187,479
NOW and money market accounts	61,582,852	55,776,849	51,769,069
Savings	33,601,886	29,810,798	33,097,392
Time deposits, $100,000 and over	17,227,568	17,504,358	16,849,480
Other time deposits	82,458,539	79,651,657	78,855,006
Total deposits	$222,704,479	$208,384,530	$207,758,426

Federal funds purchased and other borrowed funds	5,055,000	5,592,000	17,055,000
Repurchase agreements	16,992,976	14,371,538	13,443,825
Accrued interest and other liabilities	1,525,127	1,886,999	1,215,314
Subordinated convertible debentures	2,000	20,000	20,000
Total liabilities	$246,279,582	$230,255,067	$239,492,565

Stockholders' Equity
Common stock - $2.50 par value;
6,000,000 shares authorized and 3,694,652 shares issued
at 09/30/01, 3,478,561 shares issued at 12/31/00, and
3,461,721 shares issued at 09/30/00	9,236,631	8,696,402	8,654,303
Additional paid-in capital	13,289,787	11,515,514	11,389,068
Retained earnings	2,583,809	3,731,098	4,096,193
Accumulated other comprehensive income	180,207	(23,108)	(135,676)
Less: treasury stock, at cost; 145,163 shares at 09/30/01,
122,777 shares at 12/31/00, and 105,494 shares at 09/30/00	(1,650,695)	(1,389,736)	(1,206,433)
Total stockholders' equity	$23,639,739	$22,530,170	$22,797,455
Total liabilities and stockholders' equity	$269,919,321	$252,785,237	$262,290,020

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Income
( Unaudited )

For The Third Quarter Ended September 30,	2001	2000	1999

Interest income
Interest and fees on loans	3,907,199	3,792,690	3,294,974
Interest and dividends on investment securities
U.S. Treasury securities	165,101	341,881	554,450
U.S. Government agencies	334,055	380,862	133,946
States and political subdivisions	196,162	254,551	196,180
Corporate dividends and interest	48,473	21,468	20,556
Interest on federal funds sold and overnight deposits	82,911	23,047	47,549
Total interest income	$4,733,901	$4,814,499	$4,247,655

Interest expense
Interest on deposits	1,894,359	2,004,156	1,831,568
Interest on borrowed funds	61,078	257,465	51,495
Interest on repurchase agreements	129,872	132,335	13,647
Interest on subordinated debentures	0	550	550
Total interest expense	$2,085,309	$2,394,506	$1,897,260

Net interest income	2,648,592	2,419,993	2,350,395
Provision for loan losses	(60,000)	(63,000)	(115,000)
Net interest income after provision	$2,588,592	$2,356,993	$2,235,395

Other operating income
Trust department income	98,178	93,811	62,054
Service fees	231,313	210,869	176,797
Security gains (losses)	10,095	(7,275)	0
Other	215,218	152,869	165,765
Total other operating income	$554,804	$450,274	$404,616

Other operating expenses
Salaries and wages	890,960	778,804	724,113
Pension and other employee benefits	238,195	207,918	205,874
Occupancy expenses, net	390,090	354,521	280,158
Trust department expenses	43,973	23,168	13,080
Other	713,517	612,353	603,047
Total other operating expenses	$2,276,735	$1,976,764	$1,826,272

Income before income taxes	866,661	830,503	813,739
Applicable income taxes (credit)	211,794	198,155	209,833
Net Income	$654,867	$632,348	$603,906

Earnings per share on weighted average	$0.18	$0.18	$0.17
Weighted average number of common shares
used in computing earnings per share	3,550,607	3,531,062	3,498,746

Dividends declared per share	$0.16	$0.16	$0.16

Book value per share on shares outstanding	$6.66	$6.47	$6.41

Per share data for 2000 and 1999 restated to reflect a 5% stock dividend paid on February 1, 2001.

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Income
( Unaudited )

For the First Nine Months Ended September 30,	2001	2000	1999

Interest income
Interest and fees on loans	11,644,676	10,618,741	9,748,162
Interest and dividends on investment securities
U.S. Treasury securities	554,737	1,170,260	1,684,898
U.S. Government agencies	1,194,300	948,757	401,999
States and political subdivisions	545,290	560,221	447,769
Corporate dividends and interest	94,266	63,927	59,405
Interest on federal funds sold and overnight deposits	220,374	87,219	159,082
Total interest income	$14,253,643	$13,449,125	$12,501,315

Interest expense
Interest on deposits	6,002,986	5,560,791	5,483,598
Interest on borrowed funds	220,127	403,319	150,567
Interest on repurchase agreements	449,696	272,022	22,957
Interest on subordinated debentures	706	1,650	1,650
Total interest expense	$6,673,515	$6,237,782	$5,658,772

Net interest income	7,580,128	7,211,343	6,842,543
Provision for loan losses	(240,000)	(321,000)	(415,000)
Net interest income after provision	$7,340,128	$6,890,343	$6,427,543

Other operating income
Trust department income	307,073	251,314	167,563
Service fees	681,363	596,786	520,060
Security gains (losses)	164,534	(18,782)	0
Other	562,264	541,845	540,556
Total other operating income	1,715,234	1,371,163	1,228,179

Other operating expenses
Salaries and wages	2,529,294	2,231,405	2,131,401
Pension and other employee benefits	718,360	668,870	604,324
Occupancy expenses, net	1,207,409	1,080,981	923,954
Trust department expenses	108,042	73,511	41,082
Other	2,145,054	1,902,705	1,801,701
Total other operating expenses	$6,708,159	$5,957,472	$5,502,462

Income before income taxes	2,347,203	2,304,034	2,153,260
Applicable income taxes (credit)	562,442	589,397	572,069
Net Income	$1,784,761	$1,714,637	$1,581,191

Earnings per share on weighted average	$0.50	$0.48	$0.46
Weighted average number of common shares
used in computing earnings per share	3,541,442	3,549,489	3,457,523

Book value per share on shares outstanding	$6.66	$6.47	$6.41

Dividends declared per share	$0.48	$0.48	$0.48

Per share data for 2000 and 1999 restated to reflect a 5% stock dividend paid on February 1, 2001.

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
For the First Nine Months Ended September 30,	2001	2000	1999

Reconciliation of net income to net cash provided by operating activities:
Net Income	$1,784,761	$1,714,637	$1,581,191
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	458,273	448,650	304,786
Provision for loan losses	240,000	321,000	415,000
(Credit) provision for deferred income taxes	(115,211)	(6,193)	(30,150)
Gain on sale of loans	(85,040)	(24,772)	(89,534)
Securities (gain) losses	(164,534)	18,782	0
(Gain) losses on sales of OREO	(15,955)	(56,594)	6,244
OREO writedowns	0	6,883	19,590
Amortization of bond premium, net	74,834	133,604	240,582
Proceeds from sales of loans held for sale	7,641,571	2,008,907	9,424,068
Originations of loans held for sale	(7,663,163)	(1,950,212)	(9,467,687)
Increase (decrease) in taxes payable	38,505	96,554	28,240
Decrease (increase) in interest receivable	146,889	(595,206)	(461,965)
(Increase) decrease in mortgage service rights	(5,274)	22,361	(32,119)
Decrease (increase) in other assets	3,247	(117,218)	201,483
Increase (decrease) in unamortized loan fees	34,468	36,303	36,270
(Decrease) increase in interest payable	(115,272)	89,505	(29,686)
Increase (decrease) in accrued expenses	162,670	(16,846)	1,229
Increase (decrease) in other liabilities	85,643	79,575	120,326
Net cash provided by operating activities	$2,506,412	$2,209,720	$2,267,868

Cash Flows from investing activities:
Investments - held to maturity
Maturities and paydowns	23,849,227	9,586,421	18,936,104
Purchases	(23,772,217)	(31,799,200)	(26,313,397)
Investments - available for sale
Sales and maturities	13,170,168	9,987,892	0
Purchases	(6,285,878)	0	(9,291,211)
Purchase of restricted equity securities	(83,000)	0	0
Investment in limited partnership, net	(20,388)	(4,078)	(14,130)
(Increase) decrease in loans, net	(8,486,918)	(20,073,351)	(4,337,162)
Capital expenditures, net	(624,105)	(724,791)	(1,622,280)
Recoveries of loans charged off	119,974	113,377	74,913
Proceeds from sales of other real estate owned	222,702	563,551	453,841
Net Cash Used in Investing Activities	($1,910,435)	($32,350,179)	($22,113,322)

Cash Flows from Financing Activities:
Net increase in demand, NOW, money market
and savings accounts	11,789,857	1,377,014	11,950,238
Net increase (decrease) in certificates of deposit	2,530,092	4,538,532	(1,430,512)
Net increase in short-term borrowings and
repurchase agreements	2,621,438	10,820,543	1,171,117
Net (decrease) increase in borrowed funds	(537,000)	13,000,000	0
Payments to acquire treasury stock	(259,349)	(758,212)	(2,831)
Debentures redeemed for cash	(12,000)	0	0
Dividends paid	(1,162,083)	(988,895)	(841,065)
Net cash provided by financing activities	$14,970,955	$27,988,982	$10,846,947
Net increase (decrease) in cash and cash equivalents	$15,566,932	($2,151,477)	($8,998,507)
Cash and cash equivalents:
Beginning	$6,110,527	$12,716,144	$20,424,088
Ending	$21,677,459	$10,564,667	$11,425,581

Supplemental Schedule of Cash Paid During the Year
Interest paid	$6,788,787	$6,148,277	$5,687,724
Income Taxes Paid	$639,149	$499,038	$573,980

Supplemental schedule of noncash investing and financing activities:
Net change in securities valuation	$308,053	$168,803	($498,281)
OREO acquired in settlements of loans	$214,181	$376,915	$589,427
Debentures converted to common stock	$6,000	$0	$0
Stock dividends	$1,801,552	$0	$1,851,338

Dividends paid
Dividends declared	$1,130,498	$1,081,410	$1,553,648
Decrease (Increase) in dividends payable	536,926	537,361	0
Dividends reinvested	(505,341)	(629,876)	(712,583)
	$1,162,083	$988,895	$841,065

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the Nine Months Ended September 30, 2001

     Community Bancorp. (The "Company") is a bank holding company whose subsidiaries include Community National Bank and Liberty Savings Bank. Community National Bank ("the Bank") is a full service institution operating in the state of Vermont. The Bank has eight commercial banking offices, five of which are located in Orleans County, one in Essex County, one in Caledonia County, and the newest office in Washington County. On May 29, 2001, Community National Bank opened its eighth office on 95-97 State Street in Montpelier, Vermont. This office operates as a full service institution, serving the Barre-Montpelier area. The Company felt it was time to branch out into another county in Vermont. This office has proved to be a profitable addition to the Company with average loans totaling $820,764 and average total deposits of $391,596. The Company also leases space in Barre for a trust office to serve the needs of clients in that area. Liberty Savings Bank ("Liberty") is a New Hampshire guaranty savings bank acquired by Community Bancorp. on December 31, 1997. Currently this bank is inactive and shares the mailing address of Community Bancorp.

     In a recent press release, the Company announced plans to establish a new trust and investment company to be known as Community Financial Services Group. This new venture is formed jointly with the National Bank of Middlebury in Vermont and Woodsville Guaranty Savings Bank in New Hampshire. Each institution will house an office staffed with full-time professional advisors offering trust, investment management, estate, tax and retirement planning services to individuals, non-profits and businesses. Subject to regulatory approval, the business will be fully operational during the first quarter of 2002. The Company anticipates recognition of a gain on this transaction of approximately $567,000 ($374,000 net of tax).

BASIS OF PRESENTATION AND CONSOLIDATION

     The accompanying interim consolidated financial statements of Community Bancorp. And subsidiaries are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for fair presentation of the financial condition and results of operations of the company contained herein have been made. The unaudited consolidated financial statements and note thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, contained in the company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Most of the Bancorp's business is conducted through the Bank; therefore, the following narrative is based primarily on this Bank's operations. The various spreadsheets preceding this section are consolidated figures for Community Bancorp. and subsidiaries, and can be used to provide a more detailed comparison of the information disclosed in the following narrative.

OVERVIEW

     Net income for the third quarter ended September 30, 2001 was $654,867, representing an increase of 3.6% and 8.4%, respectively, over the net income figures of $632,348 for the third quarter ended September 30, 2000, and $603,906 for the same period in 1999. The results of this are earnings per share of $0.18 for the third quarter of 2001 and 2000 and $0.17 for the third quarter of 1999. The Company declared a cash dividend of $0.16 per share payable August 1, 2001 to shareholders of record as of July 15, 2001. Net income for the first nine months of 2001 was $1,784,761 compared to $1,714,637 for the first nine months of 2000, and $1,581,191 for the first nine months of 1999, representing an increase of 4.1% for 2001 versus 2000, and 12.9% for 2001 versus 1999. Earnings per share for the first nine months were $0.50 for 2001 compared to $0.48 for 2000 and $0.46 for 1999. The third quarter of 2001 was more profitable than the third quarter of 2000 due in part to a heavier volume of loans sold on the secondary market, and a substantial decrease in interest paid on deposit accounts. Net income for the first nine months of 2001 was more profitable than both the 2000 and 1999 comparison periods due to a decrease in the provision for loan losses and a substantial gain on the sale of treasuries from the investment portfolio.

     Net interest income, the difference between interest income and interest expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, rate sensitivity of earning assets as well as interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets.

     Net interest income for the third quarter comparison period started at $2.35 million for 1999, increased to $2.42 million for 2000, and then increased to $2.65 million for 2001, resulting in increases of 3% for 2000 versus 1999 and 9.5% for 2001 versus 2000. Total interest income for the third quarter of 2001 decreased $80,598 or by 1.7% compared to the same quarter in 2000, while the third quarter of 2000 increased $566,844 or 13.4% compared to the same quarter of 1999. Interest expense followed the same pattern with a decrease of $309,197 or 12.9% for the third quarter of 2001 compared to 2000, and an increase of $497,246 or 26.2% for the third quarter of 2000 compared to the same quarter in 1999.

     Net interest income started at $6.8 million as of the end of the first nine months of 1999, increased $368,800 or 5.4% to $7.2 million as of the end the first nine months of 2000, and then increased $368,785 or 5.1% to end the first nine months of 2001 at a figure of $7.6 million. Total interest income for the first nine months increased $947,810 or 7.6% for 2000 versus 1999, and $804.518 or 6% for 2001 versus 2000. An increase in the loan portfolio over the past three years supports the increase in both comparison periods. Total interest expense increased $579,010 or 10.2% for the first nine months of 2000 versus 1999, and an increase of $435,733 or 7% is recognized for the first nine months of 2001 versus 2000. A review of the nine month figures for interest earned on loans, the major source of interest income, reveals an increase of 8.9% for 2000 compared to 1999, and an increase of 9.7% for 2001 compared to 2000. In comparison, interest paid on deposits, the major source of interest expense, shows an increase of 1.4% and an increase of 8%, respectively. The result is a tax equivalent spread for the first nine months equaling 3.68% for 2001 versus 3.66% for 2000 and 3.65% for 1999.

CHANGES IN FINANCIAL CONDITION

     The Company had total average assets of $254 million at September 30, 2001 and $246 million at December 31, 2000. Average earning assets were $241 million for the first nine months ended September 30, 2001, including average loans of $179 million and average investment securities of $56 million. Average earning assets were $234 million for the year ended December 31, 2000 including average loans of $165 million and average investment securities of $66 million. The Company's competitive loan packages contribute to the increase in the average loan volume.

     Average interest bearing liabilities at September 30, 2001 were $204 million, with average time deposits reported totaling almost $100 million and NOW & money market funds of $53 million. At December 31, 2000, average interest bearing liabilities of $196 million were reported including average time deposits of $93 million and NOW & money market funds at an average volume of $51 million.

     Repurchase agreements increased in volume, starting at an average volume of $10 million at December 31, 2000, and increasing $4.2 million to end at a nine-month average balance of $14.2 million as of September 30, 2001. These accounts have been well received since they were introduced in 1998, and have been successful in retaining current business customers and attracting new ones.

RISK MANAGEMENT

Liquidity Risk - Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Our time deposits greater than $100,000 decreased $276,790 or 1.6% to end the first nine months of 2001 at a volume of $17.2 million compared to $17.5 million at the end of the 2000 calendar year. Other time deposits increased $2.8 million from December 31, 2000 to September 30, 2001. This increase is attributable to a variety of attractive rates and maturity schedules offered in an effort to retain and attract new deposit customers. A review of these deposits, primarily the time deposits over $100,000 indicates that they are primarily generated locally and regionally and most are established customers of the Company. The Company has no brokered deposits. Now and money market funds increased $5.8 million to end the first nine months of 2001 at $61.6 million compared to $55.8 million as of the end of 2000. An increase in municipal deposits is a key factor to the increase in now and money market funds. Our gross loan portfolio increased 4.6% from $177.5 million at the end of 2000 to $185.7 million at the end of the first nine months of 2001. This increase is offset by a decrease in the Company's investment portfolio for the first nine months of 2001. As of September 30, 2001, the Company held in its investment portfolio treasuries classified as "Available for Sale" at a fair value of $19.6 million, compared to $19.2 million as of December 31, 2000, an increase of $479,337 or 2.5%. Treasuries classified as "Held to Maturity" ended the first nine months of 2001 at a book value of $35.2 million compared to $42.2 million as of the end of the 2000 calendar year. Both of these types of investments mature at monthly intervals as shown on the gap report at the end of this section. Securities classified as "Restricted Equity Securities" are made up of equity securities the Company is required to maintain in the form Federal Home Loan Bank of Boston (FHLB) and Federal Reserve stock. These securities increased $83,000 to a reported balance of $1.2 million as of September 30, 2001. As a result of the increase in deposits and decrease in debt securities resulting from maturity and call provisions, which were not completely reinvested in earning assets, federal funds sold and overnight deposits reported a balance of $15.5 million as of the end the first nine months of 2001, compared to a zero balance as of the end of the 2000 calendar year. Additionally, the Company currently has an advance of just over $5 million against an available line of $106.8 million, with an additional $2 million and $4.1 million, respectively, at First Boston and FHLB.

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

Allowance for loan losses and provisions - The valuation allowance for loan losses of $1.9 million as of September 30, 2001 composed 1.04% of the total gross loan portfolio. A primary concern of management is to reduce the exposure of credit loss within the portfolio. The Company maintains a residential loan portfolio of approximately $111 million and a commercial real estate portfolio of approximately $37 million accounting for 60% and 20%, respectively, of the total loan portfolio. This large loan volume together with the low historical loan loss experience helps to support our basis for loan loss coverage.

     The three components of non-performing assets for the company are loans classified as 90 days or more past due and still accruing, non-accruing loans, and other real estate owned (OREO). A comparison of these non-performing assets revealed a decrease in non-accruing loans of $16,111 or just over 1%, while an increase of $7,527 or 14.9% was noted in loans 90 days or more past due, as well as an increase in the OREO portfolio of $7,434 or 3.7%. The portfolio of non-accruing loans makes up the biggest portion of the non-performing assets and consists of $1.3 million or 92% of real estate secured mortgage loans at the end of the first nine months of 2001, thereby reducing the exposure to loss. Additionally, during the month of October, the Company has decreased the OREO portfolio by $70,000, has purchase and sale agreements on two other properties, and has set a goal for year-end to sell all remaining properties as well.

Non-performing assets as of September 30, 2001 and December 31, 2000 were as follows:
	09/30/2001	12/31/2000

Non-Accruing loans	$1,398,772	$1,414,883
Loans past due 90 day or more and still accruing	58,089	50,562
Other real estate owned	208,557	201,123
Total	$1,665,418	$1,666,568

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

      Current interest rates based on prime are at a 40-year low, decreasing approximately 450 basis points since the beginning of the year, with a majority of the decrease occurring during the last three to four months. While the effect is felt almost immediately on the Company's short-term earning assets, the loan and investment portfolio experience a more gradual decrease. The Company's primary earning assets subject to changes in the prime rate consists of commercial borrowings including lines of credit. The Company has reacted to this activity by reducing the period for rate indexing to quarterly or immediate. Additionally, the Company attempts to offset these changes through prompt decreases in various components of the interest bearing liability portfolio.

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

     The following tables set forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at September 30, 2001, and December 31, 2000. The Company prepares its interest rate sensitivity "gap" analysis by scheduling assets and liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual term of the assets and liabilities, except that:

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
GAP ANALYSYS
Community Bancorp. & Subsidiaries
September 30, 2001
Cumulative repriced within:

Dollars in thousands,	3 Months	4 to 12	1 to 3	3 to 5	Over 5
by repricing date	or less	Months	Years	Years	Years	Total

Interest sensitive assets:
Federal funds sold	9,600	0	0	0	0	9,600
Overnight deposits	5,917	0	0	0	0	5,917
Investments -
Available for Sale(1)	0	10,237	4,129	4,206	1,053	19,625
Held to Maturity	9,528	10,605	423	2,785	11,813	35,154
Restricted equity securities	0	0	0	0	1,225	1,225
Loans(2)	32,901	50,007	42,399	19,517	39,462	184,286
Total interest sensitive assets	57,946	70,849	46,951	26,508	53,553	255,807

Interest sensitive liabilities:
Certificates of deposit	30,160	48,984	13,901	6,641	0	99,686
Money markets	15,227	5,790	0	0	20,000	41,017
Regular savings	0	5,602	0	0	28,000	33,602
Now accounts	0	0	0	0	20,566	20,566
Borrowed funds	0	0	15	0	5,040	5,055
Repurchase agreements	16,993	0	0	0	0	16,993
Total interest sensitive liabilities	62,380	60,376	13,916	6,641	73,606	216,919

Net interest rate sensitivity gap	(4,434)	10,473	33,035	19,867	(20,053)
Cumulative net interest rate
sensitivity gap	(4,434)	6,039	39,074	58,941	38,888
Cumulative net interest rate
sensitivity gap as a
percentage of total assets	-1.64%	2.24%	14.48%	21.84%	14.41%
Cumulative interest sensitivity
gap as a percentage of total
interest-earning assets	-1.73%	2.36%	15.27%	23.04%	15.20%
Cumulative interest earning assets
as a percentage of cumulative
interest-bearing liabilities	92.89%	104.92%	128.59%	141.13%	117.93%

(1) The Company may sell investments available for sale with a fair value of $19,625,275 at any time.
(2) Loan totals exclude non-accruing loans amounting to $1,398,772.
GAP ANALYSYS
Community Bancorp. & Subsidiaries
December 31, 2000
Cumulative repriced within:

Dollars in thousands,	3 Months	4 to 12	1 to 3	3 to 5	Over 5
by repricing date	or less	Months	Years	Years	Years	Total

Interest sensitive assets:
Federal funds sold	0	0	0	0	0	0
Overnight deposits	0	0	0	0	0	0
Investments -
Available for Sale(1)	2,998	6,030	10,118	0	0	19,146
Held to Maturity	2,145	14,395	9,540	3,517	12,599	42,196
Restricted equity securities	0	0	0	0	1,142	1,142
Loans(2)	22,657	51,985	48,031	17,286	36,152	176,111
Total interest sensitive assets	27,800	72,410	67,689	20,803	49,893	238,595

Interest sensitive liabilities:
Certificates of deposit	15,066	75,095	6,369	626	0	97,156
Money markets	5,340	6,370	0	0	20,000	31,710
Regular savings	0	1,811	0	0	28,000	29,811
Now and super now accounts	0	0	0	0	24,067	24,067
Borrowed funds	5,537	0	15	0	40	5,592
Repurchase agreements	14,372	0	0	0	0	14,372
Subordinated debentures	0	0	0	20	0	20
Total interest sensitive liabilities	40,315	83,276	6,384	646	72,107	202,728

Net interest rate sensitivity gap	(12,515)	(10,866)	61,305	20,157	(22,214)
Cumulative net interest rate
sensitivity gap	(12,515)	(23,381)	37,924	58,081	35,867
Cumulative net interest rate
sensitivity gap as a
percentage of total assets	-4.95%	-9.25%	15.00%	22.98%	14.19%
Cumulative interest sensitivity
gap as a percentage of total
interest-earning assets	-5.25%	-9.80%	15.89%	24.34%	15.03%
Cumulative interest earning assets
as a percentage of cumulative
interest-bearing liabilities	68.96%	81.08%	129.18%	144.47%	117.69%

(1) The Company may sell investments available for sale with a fair value of $19,145,938 at any time.
(2) Loan totals exclude non-accruing loans amounting to $1,414,883.

OTHER OPERATING INCOME AND EXPENSES

     Total other operating income for the third quarter of 2001 was $554,804 compared to $450,274 for the third quarter of 2000 and $404,616 for the same quarter of 1999, resulting in increases of $104,530 or 23.2% for 2001 versus 2000 and $45,658 or 11.3% for 2000 versus 1999. An increase in activity for loans sold on the secondary market as well as a recovery of $32,500 on a charged off demand deposit account during the third quarter helped to boost income for the respective period. Total other operating income for the first nine months of 2001 ended at $1.72 million compared to $1.37 million for 2000 and $1.23 million as of the end of the first nine months of 1999. The results are an increase of $344,071 or 25.1% for 2001 versus 2000 and $142,984 or 11.6% for 2000 versus 1999. Security gains notes the biggest increase for the 2001 versus 2000 comparison period. Trust department income reported the biggest increase for the comparison period of 2000 versus 1999. The trust department grew considerably in asset size during the year 2000, supporting the increase in income for the year.

     Total other operating expenses followed the same pattern for the third quarter comparisons with figures of $2.28 million for 2001, an increase of $299,971 or 15.2% over the 2000 third quarter figure of $1.98 million, which increased $150,492 or 8.2% over the 1999 figure of $1.83 million. Salaries and wages continue to report the biggest increase for 2001 compared to 2000, due to the increase in personnel needed to staff our newly opened Montpelier office. Occupancy expense notes the biggest increase for the third quarter of 2000 versus 1999, due to significant increases in depreciation, taxes on bank properties, and service contracts. Total other operating expense for the nine month comparison period of 2001 ended at $6.7 million, an increase of $750,687 or 12.6% over the 2000 figure of $5.96 million, which increased $455,010 or by 8.3% over the 1999 figure of $5.5 million. Salaries and wages again notes the biggest increase for the 2001 versus 2000 comparison period followed by other expenses reporting an increase of $242,349 or 12.7%. The Company is celebrating its 150th Anniversary during the 2001 calendar year. The expenses incurred for different events going on throughout the year are included in various components of other expenses. Occupancy expense again reports the biggest increase of $157,027 or 17% for the 2000 versus 1999 comparison period.

     Management monitors all components of other operating expenses; however, a quarterly review is performed on crucial components to assure that the accruals for these expenses are accurate. This helps alleviate the need to make drastic adjustments to these accounts that in turn effect the net income of the Company.

APPLICABLE INCOME TAXES

     Income before taxes increased from $813,739 for the third quarter of 1999 to $830,503 for the third quarter of 2000, and then increased to $866,661 for the third quarter of 2001. The results are an increase of $16,764 or 2.1% for 2000 versus 1999 and $36,158 or 4.4% for 2001 versus 2000. Provisions for income taxes of $209,833 were reported for 1999 compared to $198,155 for 2000 and $211,794 for 2001. Income before taxes for the first nine months increased from $2.15 million for 1999 to $2.30 million for 2000 to $2.35 million as of September 30, 2001, with income taxes calculated at $572,069, $589,397, and $562,442, respectively.

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

CAPITAL RESOURCES

     The Company's stockholders' equity started the year at $22,530,170, increased through earnings of $1,784,761 and sales of common stock of $511,341 through dividend reinvestment and debenture conversions, as well as adjustments totaling $203,315 for valuation allowance for securities. It was decreased by dividends totaling $1,667,424, the purchase of treasury stock of $1,526 and the purchase of stock through the Company's stock repurchase program of $257,823. During the first quarter of 2000, the Company announced plans to buy up to 6% or 205,000 shares of its outstanding common stock at current market prices. The price per share during the first nine months of the 2001 calendar year was in the range of $11.25 to $13.25 per share. Additionally, the Company declared a dividend in December of 2000, payable in February of 2001. As a result, an accrual for the dividend was necessary, decreasing stockholders' equity by $536,925 as of December 31, 2000. Stockholders' equity ended the first nine months of 2001 at $23,639,739 with a book value of $6.66 per share. All stockholders' equity is unrestricted. Additionally, it is noted that the net unrealized loss on valuation allowance for securities has decreased since the beginning of the year. A review of this activity shows that as the maturity date of the investments gets closer, the market price increases, therefore, reducing the amount of the unrealized loss associated with these investment securities.

     The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. The minimum requirements for Tier I and Total Capital are 4% and 8%, respectively. As of September 30, 2001, the Company continued to maintain ratios far above the minimum requirements with reported ratios of approximately 16% for Tier I and 17% for Total Capital.

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

RECENT ACCOUNTING DEVELOPMENTS

     Community Bancorp. Adopted Statement of Financial Accounting Standards (SFAF) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective as of January 1, 2001. Concurrent with adoption of the Standard, and as permitted by its provisions, approximately $7 million of debt securities classified as held to maturity were reclassified as securities available for sale. Through the nine month period ended September 30, 2001, some of the debt securities have been subsequently sold with resulting realized net gains of $45,127 included in the income statement caption "Security gains (losses)".

FORWARD-LOOKING STATEMENTS

     When used in this report, the terms "expect, plan, anticipate, believe" or similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.

     The Company has included certain forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements are based on current expectations, estimates and projections about the industries in which the Company operates management's beliefs and various assumptions made by management which are difficult to predict. Among the factors that could affect the outcome of the statements are general industry and market conditions and growth rates. Therefore, actual outcomes and their impact on the Company may differ materially from what is expressed or forecasted. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
						Table A

	AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information:
Average earning assets (including non-accrual loans)
Average interest bearing liabilities supporting earning assets
Interest income and interest expense as a rate/yield

	For the First Nine Months Ended:
		2001			2000
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS

Loans (gross)	178,924,798	11,644,676	8.70%	161,838,476	10,618,741	8.76%
Taxable Investment Securities	38,805,669	1,749,038	6.03%	48,214,804	2,119,019	5.87%
Tax Exempt Investment
Securities (1)	14,877,193	822,575	7.39%	15,337,669	843,786	7.35%
Federal Funds Sold	3,533,333	120,306	4.55%	709,489	32,971	6.21%
Sweep Account	2,843,702	100,068	4.70%	1,342,913	54,248	5.40%
Other Securities (2)	2,004,822	96,656	6.45%	1,226,271	67,249	7.33%
TOTAL	240,989,517	14,533,319	8.06%	228,669,622	13,736,014	8.02%

INTEREST BEARING LIABILITIES

Savings Deposits	31,116,558	504,680	2.17%	33,132,423	570,659	2.30%
NOW & Money Market Funds	53,040,767	1,370,437	3.45%	50,123,609	1,364,209	3.64%
Time Deposits	99,766,691	4,127,869	5.53%	91,711,292	3,625,924	5.28%
Other Borrowed Funds	5,842,546	220,127	5.04%	8,582,391	403,319	6.28%
Repurchase Agreements	14,147,424	449,696	4.25%	7,568,065	272,022	4.80%
Subordinated Debentures	11,000	706	8.58%	20,000	1,650	11.02%

TOTAL	203,924,986	6,673,515	4.38%	191,137,780	6,237,783	4.36%

Net Interest Income		7,859,804			7,498,231
Net Interest Spread(3)			3.68%			3.66%
Interest Differential(4)			4.36%			4.38%

(1) Income on investment securities of state and political subdivisions is stated on a fully taxable basis (assuming a 34% tax rate).
(2) Included in other securities are taxable industrial development bonds (VIDA) with income of $2,390 for 2001 and $3,322 for 2000.
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

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

INCOME EARNING ASSETS

Loans	(94,592)	1,120,527	1,025,935
Taxable Investment Securities	54,381	(424,362)	(369,981)
Tax Exempt Investment
Securities (2)	4,241	(25,452)	(21,211)
Federal Funds Sold	(43,946)	131,281	87,335
Sweep Account	(14,851)	60,671	45,820
Other Securities	(13,316)	42,723	29,407
Total Interest Earnings	(108,083)	905,388	797,305

INTEREST BEARING LIABILITIES

Savings Deposits	(33,261)	(32,718)	(65,979)
NOW & Money Market Funds	(73,265)	79,493	6,228
Time Deposits	183,532	318,413	501,945
Other Borrowed Funds	(79,910)	(103,282)	(183,192)
Repurchase Agreements	(58,751)	236,425	177,674
Subordinated Debentures	(366)	(578)	(944)
Total Interest Expense	(62,021)	497,753	435,732

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      As previously reported, Community National Bank has been involved in a lawsuit which it initially filed in March of 1998 in state court against the State of Vermont. The issue involved OREO property that is on "filled land" on the shores of Lake Memphremagog in the City of Newport, Vermont. Community National Bank sought a court declaration that it owned the OREO property free of any public trust interest by the State in filled lands, under the public trust doctrine. The lower court ruled in favor of the State of Vermont and Community National Bank appealed to the Vermont Supreme Court. On September 7, 2001, the Vermont Supreme Court filed its opinion in the case, upholding the lower court and denying the bank's claim.

     Although the Vermont Supreme Court's ruling may impact the marketability of the OREO property, it will not have any material impact on the financial condition of the bank or the consolidated Company.

     There are no other pending legal proceedings to which the Company is a party or of which any of its property is the subject, other than routine litigation incidental to its banking business.

ITEM 4 Submission of Matters to a Vote of Security Holders

       NONE

ITEM 5 Other Information

       NONE

ITEM 6 Exhibits and Reports on Form 8-K

Reports on Form 8-K

Form 8-K dated July 5, 2001 announcing the earnings and other financial information for the period ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.
DATED: November 13, 2001	By: /s/ Richard C. White
Richard C. White, President

DATED: November 13, 2001	By: /s/ Stephen P. Marsh
Stephen P. Marsh,
Vice President & Treasurer