Form 10-K
period 2001-12-31
COMMUNITY BANCORP /VT
filed 2002-03-29
CIK 718413

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of March 6, 2002, the date of the latest known sale of the registrant's stock, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the per share sale price of the stock on that date, was $43,272,618. For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant. However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 3,563,904 shares outstanding of the issuer's class of common stock as of the close of business on March 6, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for fiscal year 2001 incorporated by reference to Part I, including the following financial statements
 Average Balances and Interest Rates
 Changes in Interest Income and Interest Expense
Portions of the Annual Report to Shareholders for fiscal year 2001 incorporated by reference to Part II., including the following financial statements
Report of Independent Public Accountants
Financial Statements:
 Consolidated Balance Sheets as of December 31, 2001 and 2000
 Consolidated Statements of Income for the fiscal years December 31, 2001,
  2000 and 1999
 Consolidated Statements of Stockholders' Equity for the fiscal years
  December 31, 2001, 2000 and 1999
 Consolidated Statements of Cash Flows for the fiscal years December 31,
  2001, 2000 and 1999
 Notes to Consolidated Financial Statements
 Condensed Financial Information (Parent Company Only)
 Selected Financial Data
Portions of the Proxy Statement for the Annual Meeting to be held May 7, 2002 are incorporated by reference to Part III.

Total Number of Pages: 36

Exhibit Index Begins on Page 20

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

Community National Bank was organized in 1851 as the Peoples Bank, and was subsequently reorganized as the National Bank of Derby Line in 1865. In 1975, after 110 continuous years of operation as the National Bank of Derby Line, the Bank acquired the Island Pond National Bank and changed its name to "Community National Bank." The Bank celebrated its 150th anniversary in 2001, with a host of activities throughout the year.

Community National Bank provides a complete range of retail banking services to the residents and businesses in northeastern Vermont. These services include checking, savings and time deposit accounts, mortgage, consumer and commercial loans, safe deposit and night deposit services, automatic teller machine (ATM) facilities, credit card services, 24 hour telephone banking and a full line of personal fiduciary services. The Bank was among the first financial institutions to offer internet banking to the Northeast Kingdom of Vermont. The Bank began offering this service to its customers near the end of the second quarter of 1999. Additionally, the Bank maintains cash machines in five different businesses located in the towns of Derby, Jay, Irasburg, St. Johnsbury and Concord, Vermont.

Prior to March 31, 2002, the Bank also operated a trust department through which it offered a full line of personal fiduciary services. As of such date, the Bank will transfer its trust operations to a newly formed Vermont-chartered nondepository trust and investment management affiliate, Community Financial Services Group, LLC, based in Newport, Vermont ("CFSG"). The Bank's ownership interest in CFSG is held indirectly, through Community Financial Services Partners, LLC, a Vermont limited liability company ("CFSP") which owns 100% of the limited liability company equity interests of CFSG. Immediately following transfer of its trust operations to CFSG, the Bank will sell a two-thirds interest in CFSP, equally to the National Bank of Middlebury, headquartered in Middlebury, Vermont and Guaranty Bancorp Inc., the bank holding company parent of Woodsville Guaranty Savings Bank, Woodsville, New Hampshire.

Competition

The Bank has five offices located in Orleans County, one office in Essex County, and one office in Caledonia County, all in northeastern Vermont. Its primary service area is in the towns of Derby and Newport, Vermont, with approximately 61% of its total deposits as of December 31, 2001 derived from that area. The Bank opened its eighth full service branch office in Washington County, in the city of Montpelier, Vermont, at the end of May, 2001. Future plans are for a loan production office in the town of Barre, Vermont.

The Bank competes in all aspects of its business with other banks and credit unions in northern and central Vermont, including two of the largest banks in the state, which maintain branch offices throughout the Bank's service area. Historically, competition in Orleans and Essex Counties has come primarily from two of the largest banks in the state, the Chittenden Trust Company and Banknorth, N.A. (formerly The Howard Bank, N.A.), both based in Burlington, Vermont. The Chittenden Trust Company maintains a branch office in Newport, and Banknorth, N.A. maintains offices in Barton, Orleans, and St. Johnsbury. The Bank also competes in Orleans County with two local financial institutions, Lyndonville Savings Bank, based in Lyndonville and Passumpsic Savings Bank, based in St. Johnsbury The Bank's primary competitors in Caledonia County are Passumpsic Savings Bank and Citizens Savings Bank, based in St. Johnsbury, Lyndonville Savings Bank and Trust Company and The Merchants Bank, based in Burlington. The Bank also competes with two local credit unions for deposits and consumer loans.

With recent changes in the regulatory framework of the banking industry, the competition for commerical bank products such as deposits and loans has broadened to include not only traditional rivals such as the mutual savings banks and stock savings banks, but also many non-traditional rivals such as insurance companies, brokerage firms, mutual funds and consumer and commercial finance and leasing companies.

CFSG, the Company's trust and investment management affiliate, maintains offices in Newport, Barre and Middlebury, Vermont and Littleton, New Hampshire. CFSG competes in all aspects of its business with banks that offer trust services directly or through their affiliates, with stand-alone trust companies and with various nonbank financial service providers. Competition in CFSG's Orleans and Caledonia County market areas (served by its Newport office) comes primarily from other commercial banks or their trust and investment management affiliates, such as Banknorth Investment Management (an affiliate of Banknorth, N.A.), Chittenden Investment Services (an affiliate of Chittenden Trust Company), Passumpsic Savings Bank and Charter Trust Company a nondepository trust company, based in New Hampshire. Major competitors in the Addison County market served by CFSG's Middlebury office include Chittenden Investment Services, Merchants Trust Company (an affiliate of Merchants Bank) and Trust Company of Vermont, a Vermont nondepository Trust Company based in Brattleboro, Vermont. CFSG competes throughout Washington County (served by its Barre office) with local banks and their trust and investment management affiliates including Banknorth Investment Management, Chittenden Investment Services and Merchants Trust Company. CFSG's Littleton, New Hampshire office, which serves Grafton County in New Hampshire and surrounding areas, competes for trust and investment management services with Charter Trust Company, Laconia Savings Bank, based in Laconia, New Hampshire, Passumpsic Savings Bank, Merchants Trust Company and Citizens Savings Bank and Trust Company. In each of its markets CFSG also competes with non-bank investment and asset management firms, including various brokerage firms, investment advisors, financial planners and insurance providers.

Employees

As of December 31, 2001, the Bank employed 105 full-time employees and 24 part-time employees. Management of the Bank considers its employee relations to be good.

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

The Act generally limits the activity in which the Company and its subsidiaries may engage to certain specified activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined to be closely related to banking are: (1) making, and servicing loans that could be made by mortgage, finance, credit card or factoring companies; (2) performing the functions of a trust company; (3) certain leasing of real or personal property; (4) providing certain financial, banking or economic data processing services; (5) except as otherwise prohibited by law, acting as an insurance agent or broker with respect to insurance that is directly related to the extension of credit or the provision of other financial services or, under certain circumstances, with respect to insurance that is sold in certain small communities in which the bank holding company system maintains banking offices; (6) acting as an underwriter for credit life insurance and credit health and accident insurance directly related to extensions of credit by the holding company system; (7) providing certain kinds of management consulting advice to unaffiliated banks and non-bank depository institutions; (8) performing real estate appraisals; (9) issuing and selling money order and similar instruments and travelers checks and selling U.S. Savings Bonds; (10) providing certain securities brokerage and related services for the account of bank customers; (11) underwriting and dealing in certain government obligations and other obligations such as bankers' acceptances and certificates of deposit; (12) providing consumer financial counseling; (13) providing tax planning and preparation services; (14) providing check guarantee services to merchants; (15) operating a collection agency; and (16) operating a credit bureau.

Except for trust and investment management operations conducted through CFSG, the Company does not presently engage, directly or indirectly, in any non-banking activities.

A bank holding company must also obtain prior Federal Reserve approval in order to purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the company for all purchases or redemptions by the company of its equity securities within the preceding 12 months, will equal 10% or more of the company's consolidated net worth.

The Company is required to file with the Federal Reserve Board an annual report and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Company and any direct or indirect subsidiary of the Company.

Community Bancorp. and its wholly-owned subsidiaries, Community National Bank and Liberty Savings Bank, (CFSP) and (CFSG) are all considered "affiliates" of each other for the purposes of Section 18(j) of the Federal Deposit Insurance Act, as amended, and Sections 23A and 23B of the Federal Reserve Act, as amended. Accordingly, the Bank is subject to limitations with respect to loans and other extensions of credit to or investments in the Company or the Trust Company or in any other subsidiaries that the Company may acquire. The Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property of the furnishing of services. CFSP and CFSG are both also considered to be affiliates of the National Bank of Middlebury and of Guaranty Bancorp., Inc. and its wholly-owned subsidiary, Woodsville Guaranty Savings Bank by virtue of the one-third ownership interest in CFSP held by the National Bank of Middlebury and Guaranty Bancorp.

Financial Modernization. On March 11, 2000 the federal Gramm-Leach-Bliley financial modernization act ("Gramm-Leach-Bliley") became effective. Under Gramm-Leach-Bliley, eligible bank holding companies may elect to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in a broader range of activities than is otherwise permissible for bank holding companies. A bank holding company is eligible to elect to become a "financial holding company" and to engage in activities that are "financial in nature" if each of its subsidiary banks is well capitalized for regulatory capital purposes, is well managed and has at least a satisfactory rating under the Community Reinvestment Act ("CRA"). Activities which are deemed "financial in nature" under Gramm-Leach-Bliley would include activities generally permitted to bank holding companies as described above, and in addition securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking. Gramm-Leach-Bliley also contains similar provisions authorizing eligible national banks to engage indirectly through a "financial subsidiary" and, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment. In order to be considered eligible for these expanded activities, the bank must be well capitalized, well managed and have at least a satisfactory CRA rating.

As of March 31, 2002 the Company had not elected to become a financial holding company, nor had the Bank created any financial subsidiaries.

Continued implementation of Gramm-Leach-Bliley will likely result in structural changes to the financial services industry, the full effect of which cannot be predicted with any certainty.

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

The Interstate Banking and Branching Act also authorizes banks to merge across state lines, subject to certain restrictions a state may choose to impose, thereby creating interstate branches, and to open new branches in a state in which it does not already have banking operations if the state enacts a law permitting such de novo branching. The states contiguous to Vermont permit interstate branching without substantial restrictions. Similarly, Vermont permits interstate branching without substantial restrictions. Interstate branching generally heightens the competitive environment for financial services and, although it is difficult to predict with any certainty, it is likely that the trend toward increasing competition will continue in the future.

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

Prompt Corrective Action. The Federal Deposit Insurance Company Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective U.S. federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

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

As of December 31, 2001, both Community Bancorp. and Community National Bank were considered "well capitalized" under all applicable regulatory requirements.

Dividends. The Company derives funds for payment of dividends to its shareholders primarily from dividends received from its subsidiary, Community National Bank. The Bank is subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The prior approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that last year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends which would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses.

In addition, the Company, the Bank and CFSG are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal or state banking agency is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit such payment. The federal banking agencies have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

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

Bank Regulation - The Bank is a national banking association and subject to the provisions of the National Bank Act and federal and state statutes and rules and regulations applicable to national banks. The primary supervisory authority for the Bank is the Comptroller of the Currency. The Comptroller's examinations are designed for the protection of the Bank's depositors and not its shareholders. The Bank is subject to periodic examination by the Comptroller and must file periodic reports with the Comptroller containing a full and accurate statement of its affairs. The deposits of the Bank are insured by the Federal Deposit Insurance Company ("FDIC"). Accordingly, the Bank is also subject to regulation by the FDIC.

Liberty is subject to similar banking regulations and provisions in the state of New Hampshire; however, it does not currently conduct any banking operations.

Trust Company Regulation

CFSG is a Vermont-chartered nondepository trust and investment management company. Its primary financial services regulator is the Vermont Department of Banking, Insurance, Securities and Health Care Administration ("Vermont Banking Department"). CFSG is subject to supervision and periodic examination by the Vermont Banking Department and is required to file periodic reports with the Department and with the FDIC. In addition, because of its affiliation with the Bank, National Bank of Middlebury and Guaranty Bancorp and Woodsville Guaranty Savings Bank, CFSG is also subject to regulation by the banking regulators of those institutions, including the Comptroller of the Currency, the Federal Reserve, and the New Hampshire Banking Department. However, those regulators generally defer to the primary regulator (the Vermont Banking Department) in the absence of a specific issue or cause for supervisory concern.

Consumer Protection and Community Reinvestment Laws

The Bank is subject to a variety of federal and state laws intended to protect borrowers, depositors and other Bank customers and to promote lending to various sectors of the economy and population. These laws include the Federal Home Mortgage Disclosure Act, the Federal Real Estate Settlement Procedures Act, the Federal Truth In Lending Act, the Federal and Vermont Equal Credit Opportunity Acts, the Federal and Vermont Fair Credit Reporting Acts, the Vermont Financial Privacy Act, the Federal Truth in Savings Act and the Federal Community Reinvestment Act ("CRA").

The CRA requires banks to define the communities they serve, identify the credit needs of those communities and adopt and implement a Community Reinvestment Act Statement to respond to those identified needs. The federal banking regulators examine the institutions they regulate for compliance with the CRA and rate the institutions as "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." As of the Bank's last CRA examination, it received a rating of "outstanding" Because it does not engage in lending, CFSG is not subject to the CRA.

Bank Secrecy Act

The Bank is subject to federal laws establishing certain record keeping, customer identification and reporting requirements with respect to large cash transactions, sales of travelers checks or other monetary instruments and the international transmission of cash or monetary instruments. In addition, under the anti-terrorism provisions of the USA Patriot Act adopted in the fall of 2001, all banks are required to establish anti-money laundering standards and are subject to due diligence requirements in opening correspondent accounts for foreign offshore banks and banks in jurisdictions that have been found to fall significantly below international anti money laundering standards. In addition, US banks are prohibited from opening correspondent accounts for off-shore shell banks (banks that have no physical offices and are not part of any bona fide banking company).

Brokered Deposits

Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits unless it is well capitalized under the FDICIA's prompt corrective actions guidelines. Although eligible to do so, the Bank has not accepted brokered deposits.

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
(Dollars in Thousands)
Year ended December 31,	2001		2000		1999
ASSETS
	Balance	%	Balance	%	Balance	%
Cash and Due from Banks
Non-Interest Bearing	5,808	2.23%	5,279	2.15%	5,212	2.25%
Taxable Investment Securities(1)	41,240	15.83%	48,080	19.61%	49,832	21.54%
Tax-exempt Investment Securities(1)	15,693	6.03%	16,398	6.69%	13,843	5.98%
Other Securities(1)	1,204	0.46%	1,222	0.50%	1,254	0.54%
Total Investment Securities	58,137	22.32%	65,700	26.80%	64,929	28.06%
Overnight Deposits	3,732	1.43%	1,788	0.73%	2,638	1.14%
Federal Funds Sold	5,005	1.92%	1,090	0.45%	2,897	1.25%
Gross Loans	181,631	69.74%	165,176	67.37%	149,707	64.71%
Reserve for Loan Losses
Reserve for Loan Losses and Accrued Fees	(2,864)	-1.10%	(2,713)	-1.11%	(2,579)	-1.12%
Premises and Equipment	4,720	1.81%	4,466	1.82%	4,144	1.79%
Other Real Estate Owned	196	0.08%	379	0.16%	678	0.29%
Other Assets	4,085	1.57%	3,998	1.63%	3,737	1.63%
Total Assets	260,450	100%	245,163	100%	231,363	100%
LIABILITIES
Demand Deposits	26,218	10.07%	25,574	10.43%	23,619	10.21%
Now and Money Market Accounts	56,807	21.81%	51,296	20.92%	51,850	22.41%
Savings Accounts	31,708	12.17%	32,696	13.34%	32,748	14.15%
Time Deposits	99,418	38.17%	92,747	37.83%	94,694	40.93%
Total Deposits	214,151	82.22%	202,313	82.52%	202,911	87.70%

Other Borrowed Funds	5,647	2.17%	9,319	3.80%	4,059	1.75%
Repurchase Agreements	15,888	6.10%	9,956	4.06%	1,305	0.56%
Other Liabilities	1,672	0.64%	1,380	0.56%	1,154	0.50%
Subordinated Debentures	8	0.01%	20	0.01%	20	0.02%
Total Liabilities	237,366	91.14%	222,988	90.95%	209,449	90.54%
STOCKHOLDERS' EQUITY
Common Stock	9,214	3.54%	8,559	3.49%	8,220	3.55%
Surplus	13,227	5.08%	11,257	4.59%	10,624	4.59%
Retained Earnings	2,117	0.81%	3,549	1.45%	3,654	1.58%
Less: Treasury Stock	(1,592)	-0.61%	(973)	-0.39%	(447)	-0.19%
Accumulated Other Comprehensive
Income(1)	118	0.04%	(217)	-0.09%	(137)	-0.06%
Total Stockholders' Equity	23,084	8.86%	22,175	9.05%	21,914	9.47%
Total Liabilities and Stockholders' Equity	260,450	100%	245,163	100%	231,363	100%

(1) FASB No. 115, an accounting method in which securities classified as Held to Maturity are carried at book value and securities classified as Available for Sale are carried at fair value with the unrealized gain (loss), net of applicable income taxes, reported as a net amount in accumulated other comprehensive income. The Company does not carry, nor does it intend to carry, securities classified as Trading Securities

						11
	INVESTMENT PORTFOLIO

The following tables show the classification of the investment portfolio by type of investment security based on book value for Held to Maturity securities and fair value for Available for Sale securities on December 31 for each of the last 3 years.
(Dollars in Thousands)
	2001		2000		1999
U.S. Treasury Obligations:
Available-for-Sale	7,203		19,146		28,982
Held-to-Maturity	2,008		5,702		6,650
U.S. Agency Obligations
Available-for-Sale	16,060		0		0
Held-to-Maturity	17,080		22,975		11,127
Corporate Bonds - Available for Sale	9,250		0		0
Obligations of State &
Political Subdivisions	21,557		13,520		12,110
Restricted Equity Securities	1,225		1,142		1,142
Total Investment Securities	74,383		62,485		60,011

The following is an analysis of the maturities and yields of investment securities as defined:
(Available for Sale; fair value, Held to Maturity; book value)

December 31,	2001		2000		1999

U.S. Treasury & Agency Obligations
		Wtd.		Wtd.		Wtd.
	Fair	Ave.	Fair	Ave.	Fair	Ave.
Available for Sale	Value	Rate	Value	Rate	Value	Rate
Due within 1 year	13,288	6.30%	9,028	6.37%	9,993	5.96%
Due after 1 year within 5 years	11,177	5.95%	10,118	6.21%	18,989	6.27%
Due after 5 years within 10 years	8,049	6.09%	0	0.00%	0	0.00%
Total	32,514	6.13%	19,146	6.28%	28,982	6.17%

		Wtd.		Wtd.		Wtd.
	Book	Ave.	Book	Ave.	Book	Ave.
Held to Maturity	Value	Rate	Value	Rate	Value	Rate
Due within 1 year	2,008	6.25%	5,667	5.40%	1,000	6.38%
Due after 1 year within 5 years	4,052	4.48%	12,056	6.38%	14,824	5.30%
Due after 5 years within 10 years	13,028	6.90%	10,954	7.60%	1,953	6.93%
Total	19,088	6.32%	28,677	6.66%	17,777	5.54%

Obligations of State &
Political Subdivisions (1)
		Wtd.		Wtd.		Wtd.
	Book	Ave.	Book	Ave.	Book	Ave.
	Value	Rate	Value	Rate	Value	Rate
Due within 1 year	18,526	3.95%	10,875	7.26%	8,738	6.40%
Due after 1 year within 5 years	1,109	4.52%	1,000	7.50%	1,507	7.18%
Due after 5 years within 10 years	806	5.25%	445	8.09%	600	7.78%
Due after 10 years	1,116	6.35%	1,200	9.92%	1,265	9.76%
Total	21,557	4.15%	13,520	7.54%	12,110	6.92%

Restricted Equity Securities

Total Restricted Equity Securities	1,225	5.65%	1,142	7.76%	1,142	6.00%

(1) Income on Obligations of State and Political Subdivisions is stated on a tax equivalent basis assuming a 34 percent tax rate. Also included are taxable industrial development bonds (VIDA) with a fair value of $26,657 as of December 31, 2001, $60,626 as of
December 31, 2000, and $92,828 as of December 31, 1999 with respective yields of 2.60%, 6.09%, and 5.23%.

LOAN PORTFOLIO
The following table reflects the composition of the Company's loan portfolio for years ended December 31:

	2001		2000		1999		1998		1997
(Dollars in Thousands)	TOTAL	% OF	TOTAL	% OF	TOTAL	% OF	TOTAL	% OF	TOTAL	% OF
	LOANS	TOTAL	LOANS	TOTAL	LOANS	TOTAL	LOANS	TOTAL	LOANS	TOTAL
Real Estate Loans
Construction & Land
Development	3,365	1.74%	1,021	0.58%	1,620	1.06%	2,025	1.37%	1,091	0.73%
Farm Land	2,597	1.34%	2,939	1.66%	3,229	2.11%	2,634	1.78%	2,093	1.39%
1-4 Family Residential	116,281	60.20%	107,411	60.50%	98,439	64.22%	98,407	66.34%	98,743	65.78%
Commercial Real
Estate	32,924	17.05%	29,133	16.41%	21,223	13.85%	19,555	13.18%	19,992	13.32%
Loans to Finance
Agricultural Production	432	0.22%	646	0.36%	661	0.43%	829	0.56%	1,354	0.90%
Commercial & Industrial	13,340	6.91%	13,989	7.88%	11,527	7.52%	8,767	5.91%	7,759	5.17%
Consumer Loans	23,820	12.33%	22,223	12.52%	16,344	10.66%	16,008	10.79%	18,943	12.62%
All Other Loans	397	0.21%	164	0.09%	236	0.15%	110	0.07%	141	0.09%
Gross Loans	193,156	100%	177,526	100%	153,279	100%	148,335	100%	150,116	100%
Less:
Reserve for Loan Losses	(2,008)	-1.04%	(1,797)	-1.01%	(1,715)	-1.12%	(1,659)	-1.12%	(1,502)	-1.00%
Deferred Loan Fees	(951)	-0.49%	(951)	-0.54%	(891)	-0.58%	(849)	-0.57%	(867)	-0.58%
Net Loans	190,197	98.47%	174,778	98.45%	150,673	98.30%	145,827	98.31%	147,747	98.42%

MATURITY OF LOANS
The following table shows the estimated maturity of loans (excluding residential properties of
1 - 4 families, consumer loans and other loans) outstanding as of December 31, 2001.
				Maturity Schedule
Fixed Rate Loans			Within	1 - 5	After
			1 Year	Years	5 years	Total
Real Estate
Construction & Land Development			2,932	0	0	2,932
Secured by Farm Land			1	3	699	703
Commercial Real Estate			596	2,866	8,288	11,750
Loans to Finance Agricultural Production			70	49	0	119
Commercial & Industrial Loans			669	3,817	3,071	7,557
Total			4,268	6,735	12,058	23,061

Variable Rate Loans			Within	1 - 5	After
			1 Year	Years	5 years	Total
Real Estate
Construction & Land Development			433	0	0	433
Secured by Farm Land			1,620	274	0	1,894
Commercial Real Estate			12,420	4,421	4,333	21,174
Loans to Finance Agricultural Production			313	0	0	313
Commercial & Industrial Loans			4,800	983	0	5,783
Total			19,586	5,678	4,333	29,597

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for each of the last five years.
(Thousands of Dollars)
December 31,			2001		2000		1999		1998		1997

Loans Outstanding End of Period		193,156			177,526		153,279		148,335	150,116
Ave. Loans Outstanding During Period		181,631			165,176		149,707		150,321	148,147
Loan Loss Reserve, Beginning
of Period			1,797		1,715		1,659		1,502		1,401
Loans Charged Off:
Real Estate			61		177		227		177		191
Commercial			3		15		41		41		104
Consumer			274		246		281		487		436
Total			338		438		549		705		731
Recoveries:
Real Estate			5		17		10		65		12
Commercial			7		12		8		17		27
Consumer			127		107		90		120		133
Total			139		136		108		202		172

Net Loans Charged Off			199		302		441		503		559
Provision Charged to Income			410		384		497		660		660
Loan Loss Reserve, End of Period			2,008		1,797		1,715		1,659		1,502

Net Losses as a Percent of Ave. Loans			0.11%		0.18%		0.29%		0.33%		0.38%
Provision Charged to Income as a
Percent of Average Loans			0.23%		0.23%		0.33%		0.44%		0.45%
At End of Period:
Loan Loss Reserve as a Percent of
Outstanding Loans			1.04%		1.01%		1.12%		1.12%		1.00%
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

December 31,	2001	%	2000	%	1999	%	1998	%	1997	%
Domestic
Residential Real Estate	838	42%	467	26%	421	24%	559	33%	362	24%
Commercial	595	30%	534	30%	372	22%	475	29%	645	43%
Consumer	493	24%	492	27%	356	21%	448	27%	487	32%
Unallocated	82	4%	304	17%	566	33%	177	11%	8	1%
Total	2,008	100%	1,797	100%	1,715	100%	1,659	100%	1,502	100%

NON-ACCURAL, PAST DUE, AND RESTRUCTURED LOANS

The following table summarizes the bank's past due, non-accrual, and restructured loans:
(Dollars in Thousands)
December 31,	2001	2000	1999	1998	1997
Accruing Loans Past Due 90 Days or More:
Consumer	16	9	77	53	121
Commercial	0	7	0	119	19
Real Estate	43	34	311	246	211
Total Past Due 90 Days or More	59	50	388	418	351

Non-accrual Loans	1,571	1,415	1,758	2,228	1,486
Restructured Loans (incl. non-accrual)	0	0	0	126	136
Total Non-accrual, Past Due and Restructured Loans	1,630	1,465	2,146	2,772	1,973
Other Real Estate Owned	60	201	435	542	1,089
Total Non Performing Loans	1,690	1,666	2,581	3,314	3,062

Percent of Gross Loans	0.87%	0.94%	1.68%	2.23%	2.04%
Reserve Coverage of Non performing Loans	118.82%	107.86%	66.45%	50.06%	49.05%

When a loan reaches non-accrual status, it is determined that future collection of interest and principal is doubtful. At this point, the Company's policy is to reverse the accrued interest and to discontinue the accrual of interest until the borrower clearly demonstrates the ability to resume normal payments. Our portfolio of non-accrual loans for the years ended 2001, 2000, 1999,
1998, and 1997 are made up primarily of commercial real estate loans and residential real estate loans. Management does not anticipate any substantial effect to future operations if any of these loans are liquidated. Although interest is included in income only to the extent received by the borrower , deferred taxes are calculated monthly, based on the accrued interest of all non-
accrual loans. This accrued interest amounted to $404,880 in 2001, $369,536 in 2000,
$398,006 in 1999, $363,713 in 1998, and $216,770 in 1997. The Company had total foreign loans of less than one percent in 2001, and has no concentration in any industrial category.

DEPOSITS
The average daily amount of deposits and rates paid on such deposits is summarized for the last three years. (Dollars in Thousands)
	2001		2000		1999
	Amount	Rate	Amount	Rate	Amount	Rate
Non-Interest Bearing Demand Deposit	26,218	0.00%	25,574	0.00%	23,619	0.00%
NOW & Money Market Funds	56,807	3.22%	51,296	3.72%	51,850	3.19%
Savings Deposits	31,708	2.01%	32,696	2.30%	32,748	2.31%
Time Deposits	99,418	5.27%	92,747	5.43%	94,694	5.14%
Total Deposits	214,151	3.60%	202,313	3.81%	202,911	3.59%

Increments of maturity of time certificates of deposit and other time deposits of $100,000 or more issued by domestic offices outstanding on December 31, 2001 are summarized as follows:
			Time Certificates
	Maturity Date		of Deposit
	3 Months or Less		1,235
	Over 3 through 6 Months		6,105
	Over 6 through 12 Months		5,289
	Over 12 Months		5,389
Total			18,018

RETURN ON EQUITY AND ASSETS
The following table shows consolidated operating and capital ratios of the Company for each of the last three years
			December 31,
	2001		2000		1999
Return on Average Assets	1.07%		0.99%		1.01%
Return on Average Equity	12.12%		10.92%		10.65%
Dividend Payout Ratio (1)	81.10%		93.65%		95.28%
Ave. Equity to Ave. Assets Ratio	8.86%		9.05%		9.47%
(1) Data for 2000 and 1999 restated to reflect 5% stock dividend paid during the first quarter of 2001.

Item 2. Properties

Community Bancorp. does not own or lease real property. The Corporation's offices are located at the main offices of the Bank. All of the Bank's offices are located in Vermont. In addition to the main office in Derby, the Bank maintains facilities located in; Cities of Newport and Montpelier, Towns of Barton and St. Johnsbury, and Villages of Island Pond, Troy and Derby Line. Due to its inactive status, Liberty Savings Bank shares the same address as the main offices as it does not maintain a facility.

The Bank's main offices are located in a 15,000 square foot, two-story brick building on U.S. Route 5 in Derby, Vermont, equipped with a drive-up facility as well as an Automated Teller Machine (ATM). Computer and similar support equipment is also located in the main office building. The building behind the main office serves as a conference center for the Bank as well as various non-profit organizations, free of charge, upon request.

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

The Barton office is located on Church Street, in a renovated facility. This office is equipped with a banking lobby, a drive-up window, and an ATM. The facility is leased from Dean M. Comstock, who is a member of the Bank's Barton Advisory Committee. The lease was entered into in 1985 with a fifteen-year term, and was most recently renewed in 2000 for an additional 15 years.

The Bank occupies condominium space in the state office building on Main Street in Newport to house its Newport office. The Bank occupies approximately 3,084 square feet on the first floor of the building for a full service banking facility equipped with a remote drive-up facility and an ATM. In addition, the Bank owns approximately 4,400 square feet on the second floor a portion of which formerly housed the Bank's trust department and which is now occupied by CFSG. The second floor also includes an office for our public relations coordinator, with room for future expansion.

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

The Bank leases approximately 1,500 square feet of office space for the Montpelier office located at 95 State Street in Montpelier. As previously mentioned, this office opened at the end of May operating as a full service banking facility. Additional office space is leased at 99 State Street to accommodate a residential mortgage loan originator, as well as a conference room used for loan closings. A stand-alone ATM in a Kiosk building is also located at 99 State Street.

As noted above, CFSG leases space for its Newport, Vermont headquarters from the Bank. That space consists of approximately 1,400 square feet on the second floor of the Bank's condominium space in the state office building on Main Street in Newport. In addition, CFSG leases space from a nonaffiliated third party for a trust office in Barre. That location was formerly a trust office for the Bank prior to the creation of CFSG. CFSG's Middlebury office is located in space leased at the main office of the National Bank of Middlebury. CFSG's Littleton, New Hampshire office is located in space leased at a branch office of the Woodsville Guaranty Savings Bank. All such leases are on arms length terms.

Item 3. Legal Proceedings

Community National Bank has been involved in a lawsuit initially filed in March of 1998 in state court against the State of Vermont. The issue involved an OREO property that is on "filled land" on the shores of Lake Memphremagog in the City of Newport, Vermont. Community National Bank sought a court declaration that it owned the OREO property free of any public trust interest by the State in filled lands, under the public trust doctrine. The lower court ruled in favor of the State of Vermont and Community National Bank appealed to the Vermont Supreme Court. On September 7, 2001, the Vermont Supreme Court filed its opinion in the case, upholding the lower court and denying the bank's claim. The property involved was then sold during the last quarter of 2001, and the sale has been reflected in the Company's 2001 financial statements. The net loss was immaterial to the Company's financial position.

There are no other pending legal proceedings to which the Company is a party or of which any of its property is the subject, other than routine litigation incidental to its banking business.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Common Stock Performance by Quarter

Incorporated by reference to Page 39 of the Annual Report to Shareholders for fiscal year 2001.

Item 6. Selected Financial Data

Incorporated by reference to Pages 26, 35-38 of the Annual Report to Shareholders for fiscal year 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to Pages 27-34 of the Annual Report to Shareholders for fiscal year 2001.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to Pages 28-31 of the Management's Discussion and Analysis of Financial Condition and Results of Operation in the Annual Report to Shareholders for fiscal year 2001.

Item 8. Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiaries and the report thereon the independent accounting firm of A.M. Peisch & Company, LLP, are incorporated herein by reference from the Annual Report to Shareholders for fiscal year 2001, Page 6 through Note 24 on Page 26.

Item 9. Disagreements on Accounting and Financial Disclosures

Inapplicable.

PART III.

Item 10. Directors and Executive Officers of the Registrant

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2002:

     Listing of the names, ages, principal occupations and business experience of the directors under the caption "ARTICLE I - ELECTION OF DIRECTORS."

     Listing of the names, ages, titles and business experience of the executive officers under the caption "EXECUTIVE      OFFICERS."

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the caption "SHARE OWNERSHIP INFORMATION -Section 16(a) Beneficial Ownership Reporting Compliance.

Item 11A. Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2002:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of
Shareholders to be held on May 7, 2002:

     Information regarding the share ownership of management and principal shareholders under the captions "SHARE OWNERSHIP INFORMATION" and "ARTICLE I - ELECTION OF DIRECTORS."

Item 13. Certain Relationships and Related Party Transactions

The following is Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of
Shareholders to be held on May 7, 2002:

     Information regarding transactions with management under the caption "ARTICLE I - ELECTION
     OF DIRECTORS - Transactions with Management."

PART IV.

Item 14. Financial Statement Schedules, Exhibits and Reports on Form 8-K

(a) (1) and (2) Financial Statements

Financial statements are incorporated by reference to the Annual Report to Shareholders for fiscal year 2001, filed as Exhibit 13 to this report.

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
________________
*Denotes compensatory plan or arrangement.

The following exhibits are filed as part of this report:
Exhibit 10(ii) - Supplemental Retirement Plan*
Exhibit 11 - Computation of Per Share Earnings
Exhibit 13 - Portions of the Annual Report to Shareholders of Community Bancorp. for fiscal year 2001, specifically mentioned in this report and incorporated by reference.
Exhibit 21 - Subsidiaries of Community Bancorp.
Exhibit 23 - Consent of A.M. Peisch & Company

(b) Reports on Form 8-K

Form 8-K dated October 5, 2001 announced the earnings for Community Bancorp. for the period ending
September 30, 2001.
Form 8-K dated October 25, 2001 announced the planned formation of a new trust and investment management company to be known as Community Financial Services Group, LLC.
Form 8-K dated January 8, 2002 announced the earnings for Community Bancorp. for the period ending
December 31, 2001.

Exhibit 10(ii)

COMMUNITY NATIONAL BANK SUPPLEMENTAL

EMPLOYEE RETIREMENT PLAN

THIS AGREEMENT is adopted as of the 1st day of January, 1999, by COMMUNITY NATIONAL BANK (hereinafter called the "Employer").

RECITALS

A.   The Employer wishes to establish a target benefit pension plan to provide additional retirement benefits for a select group of management and highly compensated employees; and

B.   The Employer intends that the Plan shall at all times be administered and interpreted in such a manner as to constitute an unfunded deferred compensation plan for a select group of management or highly compensated employees, so as to qualify for all available exemptions from the provisions of ERISA.

NOW, THEREFORE, in consideration of the premises, the Employer hereby adopts the following Target Benefit Pension Plan effective (except where otherwise specifically provided herein) as of January 1, 1999.

ARTICLE ONE
DEFINITIONS

The following words used in this Agreement shall have the following meanings unless a different meaning is plainly implied by the context:

1.1   "Account" means the account maintained for a Participant under the Plan.

1.2   "Average Bonus" means the average annual bonus paid by the Employer to a Participant for the 5 calendar years, during the 10 calendar year period immediately preceding such Participant's termination of employment, for which such bonus was highest.

1.3   "Beneficiary" means the person or persons designated in writing by the Participant to receive benefits which are payable upon or after such Participant's death. If no such person is designated, or all such persons die before all such benefits have been paid, the Beneficiary shall be the Participant's Surviving Spouse, provided that such spouse is not living apart from the Participant pursuant to a written separation agreement or decree of separate maintenance at the time of the Participant's death. If no such spouse survives, or if the Participant and his or her spouse are so living apart at the time of his death, the Beneficiary shall be the Participant's descendants per stirpes, including descendants by adoption or, if no such descendant survives, the Participant's estate. Any designated Beneficiary may renounce any part or all of the benefits otherwise payable to him pursuant to such designation. If the Participant's beneficiary designation specifically provides for the possibility of a renunciation by the Beneficiary, benefits (or the portion thereof which is renounced) shall be paid to the contingent Beneficiary named by the Participant. If the said designation does not specifically provide for such a renunciation, then the benefits (or the portion thereof which has been renounced) shall be distributed as though the renouncing Beneficiary had died immediately before the Participant. A Participant's beneficiary designation shall be given effect only if, and to the extent that, to do so would not (i) contravene any law, regulation or court order by which the Plan is bound or (ii) render the Plan or Employer liable to any other person. The beneficiary designation must also, in order to be effective, be delivered to the Plan Administrator prior to the Participant's death.

1.4   "Code" means the Internal Revenue Code of 1986, as amended from time to time. References to any section of the Code shall include any successor provision thereto.

1.5   "Declared Rate" means the rate of interest, or the investment earnings, to be credited to a Participant's Account pursuant to Section 4.2. The Declared Rate for a Plan Year shall be determined by resolution of the Board of Directors of the Employer, within 45 days after the last day of such Plan Year. Unless and until such rate is so determined, the Declared Rate shall be equal to the Declared Rate for the immediately preceding Plan Year. If and to the extent that the Employer has set aside funds, in a separate trust, to provide for the payment of benefits hereunder, then the Declared Rate with respect to such funds shall be equal to the net rate of return (including realized and unrealized appreciation or depreciation) for the year in question, as determined by the Plan Administrator.

1.6   "Disability" means a physical and/or mental incapacity of such a nature that it prevents an individual from engaging in or performing the principal duties of his or her customary employment or occupation on a continuing or sustained basis.

1.7   "Eligible Employee" means any Employee of the Employer who is selected to participate herein in accordance with the provisions of Section 2.1 hereof.

1.8   "Employee" means any director, officer or other management or highly compensated employee of the Employer.

1.9   "Employer" means Community National Bank.

1.10   "Employment Agreement" means a written employment agreement between the Employer and the Participant, as amended from time to time.

1.11   "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time.

1.12   "Participant" means an Eligible Employee who is participating in the Plan.

1.13   "Plan" means the target benefit pension plan set forth in this document, as amended from time to time.

1.14   "Plan Administrator" means the Employer.

1.15   "Plan Year" means the calendar year.

1.16   "Replacement Percentage" means seventy five percent (75%) of the Participant's Average Bonus.

1.17   "Retirement" means an Eligible Employee's retirement at age 65 or such other age as is mutually agreed, in writing, between the Employer and the Eligible Employee.

1.18   "Retirement Date" means a Participant's 65th birthday.

1.19   "Surviving Spouse" means a person who (a) survives the Participant and (b) on the date of the Participant's death, is legally married to the Participant in accordance with the laws of the State in which they are domiciled.

1.20   "Years of Service" means the Participant's Years of Service as defined in the Employer's 401(k) Plan.

ARTICLE TWO
ELIGIBILITY REQUIREMENTS

2.1   Eligibility

(a)   An Employee is eligible to become a Participant in the Plan if (i) such Employee is designated as a Participant by the Plan Administrator in writing and (ii) such Employee is an executive officer of the Employer. As a condition of participation, the Plan Administrator may require the Employee to execute a participation agreement in (or similar to) the form annexed hereto as Exhibit C.

(b)   Once an Employee becomes a Participant, he shall remain a Participant until termination of employment with the Employer, and thereafter until all benefits to which he (or his Beneficiary) is entitled under the Plan have been paid.

ARTICLE THREE
PLAN ADMINISTRATION

3.1   Responsibility for Administration of the Plan

(a)   The Plan Administrator shall be responsible for the management, operation and administration of the Plan. The Plan Administrator may employ others to render advice with regard to its responsibilities under this Plan. It may also allocate its responsibilities to others and may exercise any other powers necessary for the discharge of its duties.

(b)   The primary responsibility of the Plan Administrator is to administer the Plan for the benefit of the Participants and their Beneficiaries, subject to the specific terms of the Plan. The Plan Administrator shall administer the Plan in accordance with its terms and shall have the power to determine all questions arising in connection with the administration, interpretation and application of the Plan. Any such determination shall be conclusive and binding upon all persons. The Plan Administrator shall have all powers and discretion necessary or appropriate to accomplish its duties under the Plan.

3.2   Indemnity by Employer

To the extent not insured against by any insurance company pursuant to the provisions of any applicable insurance policy, the Employer shall indemnify and hold harmless the Plan Administrator and its agents and representatives from any and all claims, demands, suits or proceedings in connection with the Plan which may be brought by any Employee, Participant, former Participant, Beneficiary or legal representative, or by any other person, corporation, entity, government or agency thereof, provided, however, that such indemnification shall not apply to any liability arising out of any such person's acts of willful misconduct in connection with the Plan.

3.3   Plan Administrator

The Plan Administrator shall be the "administrator" (as defined in Section 3(16)(A) of ERISA) of the Plan, and shall be responsible for the performance of (a) all reporting and disclosure obligations under ERISA, and (b) all other obligations required or permitted to be performed by the Plan Administrator under ERISA. The Plan Administrator may appoint one or more persons to discharge the duties of the Plan Administrator.

3.4   Information from Employer

The Employer shall supply full and timely information to the Plan Administrator on all matters as may be required properly to administer the Plan. The Plan Administrator may rely upon the correctness of all such information supplied by the Employer and shall have no duty or responsibility to verify such information. The Plan Administrator shall also be entitled to rely conclusively upon all tables, valuations, certifications, opinions and reports furnished by any actuary, accountant, controller, counsel or other person employed or engaged by the Employer or Plan Administrator with respect to the Plan.

ARTICLE FOUR
CREDITS TO THE PARTICIPANT'S ACCOUNT

4.1   Employer Credits

(a)   The Employer shall credit to a Participant's Account, for the first Plan Year for which he or she is a Participant, a dollar amount equal to the level annual deposit required to provide for such Participant an annuity for life, commencing at his or her Retirement Date and payable monthly, in an amount equal to the target benefit computed under paragraph 1 of Exhibit A hereto, and using the actuarial assumptions specified in paragraph 2 of Exhibit A hereto. For each succeeding Plan Year for which the Participant is entitled to a credit, the Employer shall credit to the Participant's Account a dollar amount equal to the level annual deposit which, if made each year from such succeeding year through and until the last Plan Year beginning before the Participant's Retirement Date, will (when added to the projected future value (at Retirement Date) of the Participant's Account, as of the first day of such year, and using the actuarial assumptions specified in paragraph 2 of Exhibit A hereto) provide the annuity described in the preceding sentence. The credit shall be made as of the last day of the Plan Year in question.

(b)   The following persons shall be entitled to receive an Employer credit, pursuant to this Section 4.1:

(i)      Any Participant who is still an Eligible Employee on the last day of the Plan Year in question.

(ii)     Any Participant who terminated employment during the Plan Year by reason of Retirement.

(iii)     Any Participant who terminated employment during the Plan Year by reason of Disability.

4.2   Interest Credits

(a)   Until a Participant's Account balance becomes payable in accordance with Article Five, as of the last day of each Plan Year, an interest credit, equal to the Declared Rate multiplied by the amount standing to the credit of the Participant's Account as of the end of such year, but disregarding any Employer credit for such year pursuant to Section 4.1(a), shall be made to the Participant's Account.

(b)   In addition, if the Account balance (or any portion thereof) becomes payable on a date other than the last day of a Plan Year, a prorated credit, based upon the Declared Rate for such year, the amount so paid and the number of days in the Plan Year preceding such date, shall be made to the Participant's Account. If the Declared Rate has not yet been determined for such year, then interest shall be credited at the rate of 7.5% per annum.

ARTICLE FIVE
PAYMENT OF BENEFITS

5.1   Payment of Benefits on Retirement

(a)   All amounts credited to the Participant's Account shall become payable to such Participant, as of the date of such Participant's Retirement.

(b)   The amount credited to the Participant's Account shall be paid to the Participant either (i) in a single sum or (ii) in substantially equal installment payments over the Participant's life expectancy, as elected in writing by the Participant on or before the later of (A) 30 days after the date on which he or she begins to participate hereunder or (B) October 31, 2000. If no such election is delivered to the Plan Administrator by such date, then the benefit shall be paid in a single sum.

Life expectancy shall be determined (as of the date on which payments begin) from the unisex tables contained in Treasury regulation 1.72-9, as amended from time to time, and shall be rounded to the nearest whole number of years. In addition to such installment payments of principal, the Employer will pay, with the second and each subsequent installment, interest on the unpaid balance of principal, in accordance with Section 4.2(b) hereof, for the 6 month period since the due date of the immediately preceding installment payment.

5.2   Payment of Benefits on Disability

If the Plan Administrator determines, on the basis of medical evidence provided by or on behalf of a Participant, that such Participant has suffered a Disability before his Retirement and that such Participant has terminated employment with the Employer on account of such Disability, the Plan Administrator shall pay to the disabled Participant his or her Account balance in the manner provided in Section 5.1 above. The Plan Administrator shall have the right to require reasonable proof of the Participant's Disability and for that purpose may require the Participant to be examined, at its expense, by a physician selected by the Plan Administrator.

5.3   Acceleration of Payments

The Plan Administrator may make payment of all or a part of the Participant's Account balance before any payments would otherwise be due, if, based on a change in the Federal tax or revenue laws, a published ruling or similar announcement issued by the Internal Revenue Service, a regulation issued by the Secretary of the Treasury, a decision by a court of competent jurisdiction involving a Participant or a Beneficiary, or a closing agreement made under Section  7121 of the Code that is approved by the Internal Revenue Service and involves a Participant, the Plan Administrator determines that a Participant has or will receive income under the Plan for Federal income tax purposes with respect to amounts that are or will be payable under the Plan, before they are to be paid to the Participant. If any such accelerated payment is determined to be necessary, all affected Participants will receive such accelerated payments in the same form of distribution.

5.4   Termination of Employment

If a Participant, who has an amount credited to his or her Account, terminates employment with the Employer, the amount credited to such Participant's Account at such termination of employment shall become payable to such Participant, beginning on the later of (1) the date of termination of employment or (2) the earliest date on which the Participant has both attained age 55 years and completed 10 Years of Service, in the manner described in Section 5.1, as though such date were the date of such Participant's Retirement.

5.5   Death Benefits

(a)   If benefit payments hereunder had begun to be made to the Participant prior to his or her death, then any remaining payments shall continue to be made to the Participant's Beneficiary, in the same amount and at the same intervals as payments were made to the Participant prior to his or her death. No death benefit will be payable to the Beneficiary if the Participant had already received, prior to his or her death, all payments.

(b)   If benefit payments had not begun to be made to the Participant prior to his or her death, then the amount credited to the Participant's Account shall be paid out over the life expectancy of, and to, the Beneficiary. Life expectancy shall be determined (as of the date on which the first payment is due) from the unisex tables contained in Treasury regulation section 1.72-9, as amended from time to time, and shall be rounded to the nearest whole number of years. In addition to such payments of principal, the Employer will pay, with the second and each subsequent installment, interest on the unpaid balance of principal, in accordance with Section 4.2(b) hereof, for the 6 month period since the due date of the immediately preceding installment payment.

5.6   Forfeiture of Benefits

At the discretion of the Plan Administrator, the total amount credited to a Participant's Account shall be forfeited, and the Employer will have no further obligation hereunder to such Participant, if

(i)   The Participant engages in competition with the Employer in violation of any written Noncompetition Agreement between the Employer and the Employee; or

(ii)   The Participant performs any act of willful malfeasance or gross negligence in a matter of material importance to the Employer, and such acts are discovered by the Employer at any time prior to the death of the Participant.

The Plan Administrator shall have sole discretion with respect to the application of the provisions of this Section 5.6 and such exercise of discretion shall be conclusive and binding upon the Participant, his or her Beneficiary and all other persons.

5.7   Vesting

In no event shall any amount previously credited to a Participant's Account be forfeited or revoked, except as provided in Sections 5.6, 8.3(b) and 9.7 hereof.

5.8   Facility of Payment

If a distribution is to be made to a minor, or to a person who is otherwise incompetent, then the Plan Administrator may, in its discretion, make such distribution (1) to the legal guardian, or if none, to a parent of a minor payee with whom the payee maintains his residence, or (2) to the conservator or committee or, if none, to the person having custody of an incompetent payee. Any such distribution shall fully discharge the Plan Administrator, Employer and Plan from further liability on account thereof.

5.9   Late Payments

If any installment of principal and/or interest (other than an amount payable under an annuity contract) is not paid in full within five days after its due date, then the unpaid amount (including interest) shall bear interest at a rate equal to 150% of the Bank of Boston prime rate in effect on the due date of such installment, compounded daily, for the period from the original due date of such installment to the date of actual payment.

ARTICLE SIX
CLAIMS PROCEDURE

The following claims procedure shall control the determination of benefit payments under this Plan.

6.1   Claim for Benefits

If a Participant or the Participant's Beneficiary ("Claimant") believes that he or she is entitled to receive benefits under this Plan, but has not received such benefits, he or she must submit a written claim for benefits to the Plan Administrator, on a form to be supplied by the Plan Administrator. The Plan Administrator's decision on the claim for benefits shall determine whether the Claimant shall be entitled to receive benefits under this Plan.

6.2   Denial of Claim

A claim for benefits under the Plan will be denied if the Plan Administrator determines that the Claimant is not entitled to receive benefits under this Plan. Notice of the denial shall be furnished to the Claimant within a reasonable period of time after receipt of the claim for benefits by the Plan Administrator.

6.3   Content of Notice

If a claim for benefits is denied, then within ninety (90) days after receipt by the Plan Administrator of such claim, the Plan Administrator will give to the Claimant a written notice setting forth, in a manner calculated to be understood by the Claimant, the following information:

(a)   The specific reason or reasons for the denial;

(b)   Specific reference to pertinent Plan provisions on which the denial is based;

(c)   A description of any additional material or information necessary for the Claimant to perfect the claim, and an explanation of why such material or information is necessary; and

(d)   An explanation of the Plan's claims review procedure, as set forth below.

6.4   Review Procedure

The purpose of the review procedure is to provide a method by which a Claimant may have a reasonable opportunity to appeal a denial of a claim to the Plan Administrator, for a full and fair review. To accomplish that purpose, the Claimant or his duly authorized representative:

(a)   May require a review upon written application to the Plan Administrator;

(b)   May review pertinent Plan documents; and

(c)   May submit issues and comments in writing.

The Claimant (or his or her duly authorized representative) must request a review by filing a written application for review with the Plan Administrator within sixty (60) days after receipt by the Claimant of written notice of the denial of his or her claim, pursuant to Sections 6.2 and 6.3 hereof.

6.5   Decision on Review

The decision on review of a denied claim shall be made in the following manner:

(a)   The decision on review shall be made by the Plan Administrator which may, in its discretion, hold a hearing on the denied claim. Such decision shall be made promptly, and not later than sixty (60) days after receipt of the request for review, unless special circumstances (such as the need to hold a hearing) require an extension of time for processing, in which case a decision shall be rendered as soon as possible, but not later than one hundred and twenty (120) days after receipt of the request for review.

(b)   The decision on review shall be in writing and shall include specific reasons for the decision, written in a manner calculated to be understood by the Claimant, and specific reference to the pertinent Plan provisions upon which the decision is based.

6.6   Arbitration

(a)   If a Participant, former Participant or Beneficiary of either, whose claim has been reviewed pursuant to Section 6.5, is dissatisfied with the final decision made pursuant thereto, he or she shall have the additional right to appeal the matter to arbitration in accordance with (i) the provisions of the Employment Agreement or (ii) if there is no Employment Agreement, or if the Employment Agreement does not include an arbitration clause, in accordance with the rules of the American Arbitration Association, provided (in either event) that he or she submits a written request for arbitration to the Employer and to the Plan Administrator (on a form which may be obtained from the Plan Administrator) within sixty days after receipt of the final decision. The question for the arbitrator shall be whether the claim denied by the final decision should be allowed, in whole or in part.

(b)   All fees incurred in connection with the arbitration shall be borne by the appealing party, including the arbitrator's fee and expenses, unless the arbitrator, in his or her award, shall otherwise assess such fees and expenses. The decision of the arbitrator shall be final and binding upon the Plan Administrator, the Employer, the Plan, and the appealing party.

(c)   The claims review and arbitration procedures specified in this Article shall be the sole and exclusive review and appeal procedures available to any Participant, former Participant or Beneficiary of either, who is dissatisfied with an eligibility determination, benefit award or other decision made pursuant to the provisions of this Article; provided, however, that this Article shall not be construed as eliminating the right (if any) of any such person to seek relief under ERISA, once the administrative remedies specified herein have been exhausted.

ARTICLE SEVEN
INALIENABILITY OF BENEFITS

7.1   Spendthrift Clause

The right of any Participant, former Participant or Beneficiary to any benefit or payment under the Plan, shall not be subject to voluntary or involuntary transfer, alienation, pledge or assignment and, to the fullest extent permitted by law, shall not be subject to attachment, execution, garnishment, sequestration or other legal or equitable process. If a Participant, former Participant or Beneficiary who is receiving, or is entitled to receive in the future, benefits under the Plan, attempts to assign, transfer, pledge or dispose of such right, or if an attempt is made to subject said right to such process, such assignment, transfer or disposition shall be null and void.

ARTICLE EIGHT
AMENDMENT AND TERMINATION

8.1   Right to Amend Plan

The Employer may amend the Plan at any time, and from time to time, without notice to or consent of any Employee, Participant, former Participant, Beneficiary or any other person, pursuant to written resolutions adopted by its Board of Directors. Any such amendment shall take effect as of the date specified therein and, to the extent permitted by law, may be made with retroactive effect.

8.2   Right to Terminate Plan

The Employer contemplates that the Plan will be permanent and that it will continue to be able to maintain the Plan. Nevertheless, in recognition of the fact that future conditions and circumstances cannot now be entirely foreseen, the Employer reserves the right to terminate the Plan, without notice to or consent of any other person.

8.3   Termination of Benefit

(a)   In the case of a Plan termination without the establishment of a comparable replacement plan, each Participant on the termination date shall be vested in his Account balance as of the termination date. A Participant's Account shall continue to be credited with interest, pursuant to Section 4.2, until the date of payment, and shall become payable on the date specified in Article Five above. The Plan Administrator may, in its discretion, distribute all Account balances either (i) in a method described in Section 5.1 or (ii) in a lump sum, at any time after termination of the Plan. All participants under the Plan must receive the same type of distribution (i.e., in a method described in Section 5.1 or in a lump sum).

(b)   In the case of a Plan termination where the Employer, within 12 months following the date of termination, establishes a comparable replacement Plan, each Participant shall, from and after the date of adoption of the comparable replacement plan, cease to have any further right to benefits hereunder and shall, instead, become entitled to benefits under the replacement plan. If no such replacement plan is established within 12 months after the date of termination of this Plan, then the provisions of Section 8.3(a) shall apply.

(c)   For purposes of this Section 8.3, a comparable replacement plan is one (i) which can reasonably be expected to provide to each Participant a benefit whose present value, at the time of adoption, is at least equal to the value of the Participant's Account hereunder, at such time, and (ii) whose terms are otherwise not significantly less favorable to the Participant than the terms of this Plan.

8.4   Corporate Successors

The Plan shall not be automatically terminated by a transfer or sale of assets of the Employer, or by the merger or consolidation of the Employer into or with any other corporation or other entity, but the Plan shall be continued after such sale, merger or consolidation only if and to the extent that the transferee, purchaser or successor entity agrees to continue the Plan. If the Plan is not continued by the transferee, purchaser or successor entity, then the Plan shall terminate in accordance with the provisions of Sections 8.2 and 8.3.

ARTICLE NINE
MISCELLANEOUS

9.1   Governing Law

The Plan shall be construed, regulated, interpreted and administered under and in accordance with the laws of the State of Vermont, without regard to its laws regarding choice of laws, to the extent not pre-empted by ERISA or any other federal statute.

9.2   Construction

It is the intention of the Employer that the Plan shall comply with the provisions of ERISA and the Code, and the applicable provisions of any other laws, and the provisions of this Agreement shall be construed to effectuate such intention. If any provision of this Agreement shall be prohibited under any provision of ERISA or the Code or other applicable federal law, as amended from time to time, or if any provision not contained in this Agreement shall hereafter be required to be included, the Employer shall forthwith amend this Agreement. Pending such amendment, this Agreement shall be construed as if the provision which shall be prohibited had been stricken from this Agreement, and as if any omitted provision which shall be required to be included herein had been fully set forth herein.

9.3   Receipt and Release

Before making any payment to a Participant, former Participant or Beneficiary, the Plan Administrator may require the payee to execute a receipt and release for such payment, in a form satisfactory to the Plan Administrator.

9.4   Employment Relations

The adoption and maintenance of the Plan shall not constitute a contract between the Employer and any Employee or be consideration for, or an inducement or condition of, the employment of any person. Nothing herein contained shall (i) give any Employee the right to be retained in the employ of the Employer; (ii) give the Employer the right to require any Employee to remain in its employ; (iii) affect any Employee's right to terminate his or her employment at any time; (iv) give any Employee any right not specifically conferred hereby; or (v) give any Employee the right that the Plan continue in effect, either as originally adopted or at all.

9.5   Exemption from ERISA

(a)   The Plan is intended to qualify for an exemption from ERISA as a "top hat" plan maintained primarily for the purpose of providing deferred compensation to a select group of management or highly compensated employees.

(b)   THIS PLAN IS UNFUNDED. PAYMENTS TO ANY PARTICIPANT OR BENEFICIARY SHALL BE MADE FROM (I) THE GENERAL ASSETS OF THE EMPLOYER OR (II) ANY SEPARATE TRUST OR FUND ESTABLISHED BY THE EMPLOYER FOR THAT PURPOSE, WHEN SUCH PAYMENTS ARE DUE. THE RIGHTS OF THE PARTICIPANTS AND THEIR BENEFICIARIES ARE UNSECURED. NO PARTICIPANT OR BENEFICIARY HAS ANY SPECIFIC OR PREFERENTIAL RIGHT OR CLAIM TO ANY ASSET OF THE EMPLOYER . NOTHING CONTAINED IN THE PLAN SHALL CONSTITUTE A GUARANTY BY THE EMPLOYER OR ANY OTHER ENTITY OR PERSON THAT THE ASSETS OF THE EMPLOYER WILL BE SUFFICIENT TO PAY ANY BENEFIT HEREUNDER. WITH RESPECT TO ANY ENTITLEMENT TO BENEFITS HEREUNDER, A PARTICIPANT OR BENEFICIARY SHALL BE AN UNSECURED GENERAL CREDITOR OF THE EMPLOYER.

9.6   Disclosure

Each Participant, and each Beneficiary of a deceased Participant, shall be entitled to receive a copy of the Plan and the Plan Administrator will make available for inspection by any such Participant or Beneficiary a copy of any rules and regulations adopted by the Plan Administrator in administering the Plan.

9.7   Unclaimed Benefits

Each Participant, and each Beneficiary of a deceased Participant, shall keep the Plan Administrator informed of his or her current address. The Plan Administrator shall not be obligated to search for any person. If the location of a Participant or Beneficiary is not made known to the Plan Administrator within three (3) years after the date on which any payment of the Participant's Account may be made, payment may be made as though the Participant or Beneficiary had died at the end of the three year period. If, within one additional year after such three year period has elapsed, or within three years after the actual death of a Participant, whichever occurs first, the Plan Administrator is unable to locate any Beneficiary of the Participant, then the Employer shall have no further obligation to pay any benefit hereunder to such Participant or Beneficiary, or to any other person, and such benefit shall be irrevocably forfeited.

9.8   Gender and Number

Wherever appropriate, words used in the Plan in the singular shall include the plural, the plural shall include the singular, and the masculine shall include the feminine.

IN WITNESS WHEREOF, the Employer has caused this Agreement to be executed as of the day and year first above written.

COMMUNITY NATIONAL BANK- Employer
ATTEST:

By:_______________________      By:_______________________________

EXHIBIT A

TARGET BENEFIT FORMULA AND ACTUARIAL ASSUMPTIONS

1.   Target Benefit Formula

(a)   The annual target benefit for each Participant listed in Exhibit B, expressed as a single life annuity for the life of the Participant and commencing at such Participant's Retirement Date, shall be equal to the Replacement Percentage of the Participant's Average Bonus.

(b)   If the Participant has less than 20 Years of Service at Retirement Date, or terminates employment before Retirement Date and would have completed less than 20 Years of Service had he continued in employment until Retirement Date, the Replacement Percentage shall be reduced pro rata for each Year of Service less than 20.

2.   Actuarial Assumptions

   The actuarial assumptions used for all purposes of the Plan shall be as follows:
  The assumed rate of interest shall be 7.5% per annum pre-retirement and 6% per annum post-retirement.
  Pre-retirement mortality shall be assumed to be zero.
  Post-retirement mortality shall be determined by reference to the UP-1984 Mortality Table.

EXHIBIT B

PARTICIPANTS

   Stephen P. Marsh

   Rosemary Rowe

   Alan Wing

   Richard C. White

EXHIBIT C
PARTICIPATION AGREEMENT

Name of Executive:
Effective Date of Participation:   JANUARY 1, 1999

The undersigned Plan Administrator has designated the undersigned Executive as a Participant in the above Plan. In consideration of his designation as a Participant, the undersigned Executive hereby agrees and acknowledges as follows:

1.   That he or she has received a copy of the Plan, as currently in effect

2.   That he or she agrees to be bound by all of the terms and conditions of the Plan and to perform any and all acts required from him or her thereunder.

3.   That he or she acknowledges that the Plan contains an agreement to arbitrate. After signing this Agreement, the Executive and Plan Administrator understand that they will not be able to bring a lawsuit concerning any dispute that might arise which is covered by the arbitration agreement unless it involves a question of constitutional or civil rights. Instead, the parties agree to submit any such dispute to an impartial arbitrator.

4.   That the Beneficiary of any benefit payable under the Plan upon or after the Executive's death shall be:

Name of Beneficiary:_________________________________

Relationship to Executive:___________________________

5.    The Executive hereby elects to receive his or her benefits under the Plan (check one)

____   In a single sum

____   In installments as described in section 5.1

The Executive may not change the election of the form of payment, but may change the Beneficiary at any time by delivering a written beneficiary designation to the Plan Administrator.
______________________________	_____________________________
Executive	Plan Administrator

Exhibit 11
COMMUNITY BANCORP.
PRIMARY EARNINGS PER SHARE

For The Fourth Quarter Ended December 31,	2001	2000	1999
Net Income	$1,013,064	$707,782	$753,167
Average Number of Common Shares Outstanding	3,558,261	3,527,477	3,526,431
Earnings Per Common Share	$0.28	$0.20	$0.21

For the Years Ended December 31,
Net Income	$2,797,825	$2,422,421	$2,334,358
Average Number of Common Shares Outstanding	3,545,670	3,543,956	3,474,844
Earnings Per Common Share	$0.79	$0.68	$0.67

FULLY DILUTED EARNINGS PER SHARE

For The Fourth Quarter Ended December 31,	2001	2000	1999
Net Income	$1,013,064	$707,782	$753,167
Adjustments to Net Income(1)	0	363	363
Adjusted Net Income	$1,013,064	$708,145	$753,530
Average Number of Common Shares Outstanding	3,558,261	3,527,477	3,526,431
Increase in Shares(1)	449	8,985	8,985
Adjusted Average Number of Common Shares Outstanding	3,558,710	3,536,462	3,535,416
Earnings Per Common Share Assuming Full Dilution	$0.28	$0.20	$0.21

For the Years Ended December 31,
Net Income	$2,797,825	$2,422,421	$2,334,358
Adjustments to Net Income(1)	466	1,452	1,452
Adjusted Net Income	$2,798,291	$2,423,873	$2,335,810
Average Number of Common Shares Outstanding	3,545,670	3,543,956	3,474,844
Increase in Shares(1)	3,798	8,985	8,985
Average Number of Common Shares Outstanding	3,549,468	3,552,941	3,483,829
Earnings Per Common Share Assuming Full Dilution	$0.79	$0.68	$0.67

(1) Assuming conversion of subordinated convertible debentures
Per share data for 2000 and 1999 restated to reflect a 5% stock dividend paid on February 1, 2001.

Exhibit 21

The wholly-owned subsidiaries of Community Bancorp. are Community National Bank, a national banking association incorporated under the Banking Laws of The United States, and Liberty Savings Bank, a New Hampshire-chartered guaranty savings bank which is currently inactive.

In addition, Community Bancorp. holds a one-third interest in Community Financial Services Partners, LLC, a Vermont limited liability company, which in turn owns 100% of Community Financial Services Group, LLC, a Vermont-chartered nondepository trust and investment management company.

Exhibit 23

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Community Bancorp. of our report dated January 7, 2002, included in the 2001 Annual Report to Shareholders of Community Bancorp.

We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-18535) pertaining to the Community Bancorp. Dividend Reinvestment Plan and in the Registration Statement (Form S-8 No. 33-44713) pertaining to the Community Bancorp. Retirement Savings Plan of our report dated January 7, 2002, with respect to the consolidated financial statements incorporated herein by reference of Community Bancorp. included in the Annual Report (Form 10-K) for the year ended December 31, 2001.

 /s/ A.M. Peisch & Company, LLP

March 27, 2002
St. Johnsbury, Vermont
VT Reg. No. 92-0000102

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COMMUNITY BANCORP.
BY: /s/ Richard C. White	Date: March 29, 2002
Richard C. White, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
BY: /s/ Stephen P. Marsh	Date: March 29, 2002
Stephen P. Marsh, Treasurer
and Chief Financial and Accounting Officer
COMMUNITY BANCORP. DIRECTORS
/s/ Thomas E. Adams	Date: March 29, 2002
Thomas E. Adams
/s/ Jacques R. Couture	Date: March 29, 2002
Jacques R. Couture
/s/ Elwood G. Duckless	Date: March 29, 2002
Elwood G. Duckless
/s/ Michael H. Dunn	Date: March 29, 2002
Michael H. Dunn
/s/ Rosemary M. Lalime	Date: March 29, 2002
Rosemary M. Lalime
/s/ Marcel Locke	Date: March 29, 2002
Marcel Locke
/s/ Stephen P. Marsh	Date: March 29, 2002
Stephen P. Marsh
/s/ Anne T. Moore	Date: March 29, 2002
Anne T. Moore
/s/ Dale Wells	Date: March 29, 2002
Dale Wells
/s/Richard C. White	Date: March 29, 2002
Richard C. White