Form 10-Q
period 2002-03-31
COMMUNITY BANCORP /VT
filed 2002-05-15
CIK 718413

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002
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
  Yes ( X )  No (  )

At May 6, 2002 there were 3,562,287 shares outstanding of the Corporation's common stock.

Total Pages - 19 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and subsidiaries, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Balance Sheets
( Unaudited )	March 31	December 31
	2002	2001

Assets
Cash and due from banks	$7,542,795	$8,681,237
Federal funds sold and overnight deposits	2,806,342	6,019,178
Total cash and cash equivalents	10,349,137	14,700,415
Securities held-to-maturity (fair value $38,416,003 at 03/31/02
and $40,967,678 at 12/31/01)	38,303,013	40,644,481
Securities available-for-sale	40,227,748	32,513,512
Restricted equity securities	1,309,050	1,224,650
Loans held-for-sale	1,446,252	3,113,466
Loans	189,630,278	190,042,381
Allowance for loan losses	(2,113,326)	(2,007,408)
Unearned net loan fees	(944,307)	(951,194)
Net loans	186,572,645	187,083,779
Bank premises and equipment, net	4,825,982	4,867,413
Accrued interest receivable	2,105,802	1,744,133
Other real estate owned, net	98,466	60,000
Other assets	3,529,777	2,726,075
Total assets	$288,767,872	$288,677,924

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Demand, non-interest bearing	29,119,558	30,724,508
NOW and money market accounts	79,419,631	76,779,687
Savings	35,225,784	33,059,937
Time deposits, $100,000 and over	18,917,519	18,017,850
Other time deposits	79,779,600	79,487,551
Total deposits	$242,462,092	$238,069,533

Federal funds purchased and other borrowed funds	5,055,000	5,055,000
Repurchase agreements	15,775,133	19,833,510
Accrued interest and other liabilities	1,740,850	2,272,055
Subordinated convertible debentures	0	1,000
Total liabilities	$265,033,075	$265,231,098

Stockholders' Equity
Common stock - $2.50 par value; 6,000,000 shares
authorized and 3,717,971 shares issued at 03/31/02
and 3,706,674 shares issued at 12/31/01	9,294,927	9,266,686
Additional paid-in capital	13,538,399	13,412,012
Retained earnings	3,076,158	2,459,827
Accumulated other comprehensive income	(210,261)	26,459
Less: treasury stock, at cost; 167,501 shares at 03/31/02
and 150,065 at 12/31/01	(1,964,426)	(1,718,158)
Total stockholders' equity	$23,734,797	$23,446,826

Total liabilities and stockholders' equity	$288,767,872	$288,677,924

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Income
( Unaudited )

For The First Quarter Ended March 31,	2002	2001	2000

Interest income
Interest and fees on loans	$3,590,777	$3,822,953	$3,304,829
Interest on debt securities
Taxable	720,504	670,572	680,809
Tax-exempt	224,724	171,030	141,538
Dividends	11,348	23,833	20,571
Interest on federal funds sold and overnight deposits	22,347	80,878	29,476
Total interest income	$4,569,700	$4,769,266	$4,177,223

Interest expense
Interest on deposits	1,616,134	2,088,049	1,733,293
Interest on borrowed funds	94,175	98,635	53,488
Interest on repurchase agreements	83,068	180,564	43,296
Interest on subordinated debentures	0	550	550
Total interest expense	$1,793,377	$2,367,798	$1,830,627

Net interest income	2,776,323	2,401,468	2,346,596
Provision for loan losses	(132,000)	(90,000)	(162,000)
Net interest income after provision	$2,644,323	$2,311,468	$2,184,596

Other operating income
Trust department income	109,826	105,468	71,350
Service fees	224,138	215,840	182,787
Security gains (losses)	3,648	29,644	(11,507)
Other	355,104	153,869	159,666
Total other operating income	$692,716	$504,821	$402,296

Other operating expenses
Salaries and wages	959,487	782,446	719,104
Pension and other employee benefits	275,760	239,133	223,186
Occupancy expenses, net	411,553	406,669	365,384
Trust department expenses	70,745	31,042	23,694
Other	854,928	731,060	677,406
Total other operating expenses	$2,572,473	$2,190,350	$2,008,774

Income before income taxes	764,566	625,939	578,118
Applicable income taxes (credit)	148,642	137,022	144,493
Net Income	$615,924	$488,917	$433,625

Earnings per share on weighted average	$0.17	$0.14	$0.12
Weighted average number of common shares
used in computing earnings per share	3,554,277	3,533,854	3,556,538

Dividends declared per share	$0.16	$0.16	$0.16

Book value per share on shares outstanding	$6.60	$6.59	$6.42

Per share data for 2000 restated to reflect a 5% stock dividend paid on February 1, 2001.
COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31,	2002	2001	2000

Reconciliation of net income to net cash provided by operating activities:
Net Income	$615,924	$488,917	$433,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,212	157,875	149,550
Provision for loan losses	132,000	90,000	162,000
(Credit) provision for deferred income taxes	(2,542)	(22,199)	(44,522)
Gain on sale of loans	(105,728)	(18,039)	(7,586)
Securities (gain) losses	(3,648)	(29,644)	11,507
(Gain) losses on sales of OREO	(8,758)	(2,485)	(19,169)
Amortization of bond premium, net	72,771	23,220	49,566
Proceeds from sales of loans held for sale	11,901,331	1,159,239	615,781
Originations of loans held for sale	(10,128,389)	(844,500)	(619,127)
Increase (decrease) in taxes payable	117,402	160,074	189,017
(Increase) decrease in interest receivable	(361,669)	(37,051)	(326,577)
(Increase) decrease in mortgage service rights	(83,664)	7,866	8,903
(Increase) decrease in other assets	(620,567)	97,345	(208,953)
(Decrease) increase in unamortized loan fees	(6,887)	(18,152)	(2,994)
Increase (decrease) in interest payable	8,363	(68,259)	(26,352)
Increase (decrease) in accrued expenses	72,205	(24,545)	(89,623)
Increase (decrease) in other liabilities	24,625	15,434	27,412
Net cash provided by operating activities	$1,791,981	$1,135,096	$302,458

Cash Flows from investing activities:
Investments - held to maturity
Maturities and paydowns	4,286,581	6,299,716	2,526,246
Purchases	(1,948,596)	(12,664,522)	(11,227,404)
Investments - available for sale
Sales and maturities	3,000,000	10,078,517	7,994,923
Purchases	(11,138,542)	0	0
Purchase of restricted equity securities	(84,400)	(83,000)	0
Investment in limited partnership, net	(165,437)	0	0
Decrease (increase) in loans, net	312,100	2,639,695	(3,257,633)
Capital expenditures, net	(122,070)	(147,051)	(36,136)
Recoveries of loans charged off	35,455	37,098	42,320
Proceeds from sales of other real estate owned	8,758	42,485	65,939
Net Cash Used in Investing Activities	($5,816,151)	$6,202,938	($3,891,745)

Cash Flows from Financing Activities:
Net increase (decrease) in demand, NOW, money market
and savings accounts	3,200,841	(6,239,479)	(1,791,476)
Net increase (decrease) in certificates of deposit	1,191,718	3,178,891	(1,136,691)
Net (decrease) increase in short-term borrowings and
repurchase agreements	(4,058,377)	(1,162,884)	2,784,359
Net (decrease) increase in borrowed funds	0	(537,000)	0
Payments to acquire treasury stock	(246,268)	(110,358)	(39)
Debentures redeemed for cash	0	0	0
Dividends paid	(415,022)	(363,222)	(289,872)
Net cash provided by financing activities	($327,108)	($5,234,052)	($433,719)
Net increase (decrease) in cash and cash equivalents	($4,351,278)	$2,103,982	($4,023,006)
Cash and cash equivalents:
Beginning	$14,700,415	$6,110,527	$12,716,144
Ending	$10,349,137	$8,214,509	$8,693,138

Supplemental Schedule of Cash Paid During the Year
Interest	$1,785,014	$2,436,057	$1,856,979
Income taxes	$33,782	($851)	$0

Supplemental schedule of noncash investing and financing activities:
Net change in securities valuation	($358,666)	$257,319	($19,251)
OREO acquired in settlements of loans	$38,466	$40,000	$148,809
Debentures converted to common stock	$1,000	$1,000	$0
Stock dividends	$0	$1,803,162	$0

Dividends paid
Dividends declared	$0	$0	$0
Decrease (Increase) in dividends payable	568,649	536,925	537,362
Dividends reinvested	(153,627)	(173,703)	(247,490)
	$415,022	$363,222	$289,872

Note 1

BASIS OF PRESENTATION AND CONSOLIDATION

     The interim consolidated financial statements of Community Bancorp. and subsidiaries are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for fair presentation of the financial condition and results of operations of the company contained herein have been made. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001, contained in the company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 2. Management's Discussion and Analysis of the Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
THE RESULTS OF OPERATIONS
For the Three Months Ended March 31, 2002

     Community Bancorp. (the "Company") is a bank holding company headquartered in Derby, Vermont, which has one operating commercial bank subsidiary, Community National Bank (the "Bank"). The Bank is a commercial banking institution which offers a full range of retail banking services to residents and businesses in northeastern and north central Vermont. The Bank has eight offices, five of which are located in Orleans County, one in Essex County, one in Caledonia County and the newest office, located in Washington County.

     The Company also owns all of the stock of Liberty Savings Bank ("Liberty"), an inactive New Hampshire guaranty savings bank charter. Liberty has no substantial assets and does not have any offices or deposit taking authority and there are currently no plans to activate this charter.

     Prior to March 31, 2002 Community National Bank operated a trust department through which it offered a full line of personal fiduciary services. As of such date, the Bank transferred it trust operations to a newly formed Vermont-chartered nondepository trust and investment management affiliate, Community Financial Services Group, LLC based in Newport, Vermont ("CFSG"). The Bank's ownership interest in CFSG is held indirectly, through Community Financial Services Partners, LLC, a Vermont limited liability company ("Partners"), which owns 100% of the limited liability company equity interests of CFSG. On April 1, 2002, the Bank sold a one-third interest in Partners to each of the National Bank of Middlebury, in Middlebury, Vermont and Guaranty Bancorp, Inc., the bank holding company parent of Woodsville Guaranty Savings Bank, Woodsville, New Hampshire. As of such date the Bank retained a one-third ownership interest in Partners and, indirectly, in CFSG. Partners and CFSG are not a consolidated subsidiaries of the Bank.

     Most of the Company's business is conducted through Community National Bank; therefore, the following narrative is based primarily on the Bank's operations. The balance sheet and statements of income preceding this section are consolidated figures for Community Bancorp. and subsidiaries and should be read in conjunction with the other information and reports following them to provide a more detailed comparison of the information disclosed in the following narrative.

OVERVIEW

     Net income for the first quarter ended March 31, 2002 was $615,924, representing an increase of 26% and 42%, respectively, over the net income figures of $488,917 for the first quarter ended March 31, 2001, and $433,625 for the same period in 2000. The results of this are earnings per share of $0.17 for the first quarter of 2002, $0.14 for 2001 and $0.12 for 2000. The Company declared a cash dividend of $0.16 per share payable February 1, 2002 to shareholders of record as of January 15, 2002. In 2001, a 5% stock dividend was declared payable February 1, 2001 to shareholders of record as of January 16, 2001. As a result of the 5% stock dividend, all per share data has been restated for the first quarter of 2000. The first quarter of 2002 was very profitable due to an increased volume of loans sold to the secondary market, as well as a decrease in interest expense. Current interest rates based on prime have decreased dramatically over the past year, accounting for the decrease in interest expense.

     Net interest income, the difference between interest income and expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, rate sensitivity of earning assets as well as interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets. Table A and Table B at the end of this narrative provide a visual comparison for each period. Figures presented are consolidated and are stated on a tax equivalent basis assuming a rate of 34%.

     Net interest income for the first quarter comparison period was $2.4 million for 2001 compared to $2.8 million for 2002, resulting in an increase of 16%. Total interest income for the first quarter decreased $199,566 or by 4.2% from $4.8 million in 2001 to $4.6 million in 2002. Interest expense decreased $574,421 or by 24.3% from $2.37 million in 2001 to $1.8 million in 2002. A review of the first quarter figures for interest earned on loans, the major source of interest income, reveals a decrease of approximately 6% for the first quarter of 2002 compared to 2001. Although an increase is noted in the average volume of loans since the first quarter of 2001, a decrease of 126 basis points is noted in the average yield, contributing to the decrease in income. In comparison, interest paid on deposits, the major source of interest expense, shows a decrease of almost 23% for the same comparison period. Overall, an increase is noted in the average volume of interest bearing accounts, while the rate paid on these accounts has decreased 157 basis points, accounting for the decrease in interest expense. As a result of these changes, the tax equivalent spread for the first quarter increased 29 basis points to 3.77% for 2002 versus 3.48% for 2001.

CHANGES IN FINANCIAL CONDITION

     The Company had total average assets of $289 million at March 31, 2002 and $270 million at December 31, 2001. Average earning assets were $275 million for the first three months ended March 31, 2002, including average loans of $192 million and average investment securities of $77 million. Average earning assets were $249 million for the year ended December 31, 2001 including average loans of $182 million and average investment securities of $58 million.

     Average interest bearing liabilities at March 31, 2002 were $232 million, with average time deposits reported totaling $98 million and NOW & money market funds just over $81 million. At December 31, 2001, average interest bearing liabilities of almost $210 million were reported including average time deposits of $99 million and NOW & money market funds at an average volume $57 million. An increase in municipal deposits accounts for most of the increase in NOW & money market funds.

RISK MANAGEMENT

Liquidity Risk - Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Other time deposits report a modest increase as of the end of the first quarter of 2002, while time deposits greater than $100,000 increased almost $1 million. A review of these deposits, primarily the time deposits over $100,000 indicates that they are primarily generated locally and regionally and are established customers of the Company. The Company has no brokered deposits. Now and money market funds increased $2.6 million from December 31, 2001 to end the first three months of 2002 at $79.4 million. The Company began offering a new collateralized deposit account to its municipal account holders during the last part of 2001. This account has been well received during the first three months of 2002, accounting for the increase of $2.6 million noted above. The Company's loan portfolio has seen a decrease over the last three months, partially due to the sale of loans on the secondary market. As of the end of the first three months of 2002, the Company held in it's investment portfolio treasuries classified as "Available for Sale" at a fair value of $40.2 million, compared to $32.5 million as of December 31, 2001, an increase of $7.7 million or 24%. Securities classified as "Held to Maturity" ended the first three months of 2002 at a book value of $38.3 million compared to almost $41 million as of the end of the 2001 calendar year. Both of these types of investments mature at monthly intervals as shown on the gap report at the end of this section. Securities classified as "Restricted Equity Securities" are made up of equity securities the Company is required to maintain in the form of Federal Home Loan Bank of Boston (FHLB) and Federal Reserve stock. These securities increased $84,400 to a balance totaling $1.3 million as of March 31, 2002.

     The Company has a credit lines with an available balance of $4.3 million. Interest is chargeable at a rate determined daily of approximately 25 basis points higher than the rate paid on fed funds sold. Additional borrowing capacity of approximately $103 million is available through the Federal Home Loan Bank of Boston, which is secured by the Company's qualifying loan and investment portfolio. As of March 31, 2002, the Company had an advance of just over $5 million against the $103 million line at FHLB. Under a separate agreement, the Bank has the authority to collateralize public unit deposits, up to their borrowing capacity, $103 million less outstanding advances, with letters of credit issued by the Federal Home Loan Bank. At March 31, 2002, approximately $28 million was pledged as collateral for these deposits. Interest is charged to the Bank quarterly based on the average daily balance outstanding at a rate of 20 basis points.

Credit Risk - A primary concern of management is to reduce the exposure of credit loss within the portfolio. Management follows strict underwriting guidelines, and has established a thorough loan review policy. These measures help to insure the adequacy of the loan loss coverage. The Executive Officers and the Board of Directors conduct an ongoing review of the loan portfolio, which meets to discuss, among other matters, potential exposures. Factors considered are each borrower's financial condition, the industry or sector for the economy in which the borrower operates, and overall economic conditions. Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency. A variety of loans are reviewed periodically by an independent firm in order to assure accuracy and compliance with various policies and procedures set by the regulatory authorities. The Company also employs a Credit Administration Officer whose duties include, among others, a review of the loan portfolio including delinquent and non-performing loans.

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
The following table reflects the composition of the Company's loan portfolio for the quarters ended March 31:

	2002		2001		2000
(Dollars in Thousands)	Total	% of	Total	% of	Total	% of
	Loans	Total	Loans	Total	Loans	Total
Real Estate Loans
Construction & Land
Development	2,070	1.08%	1,158	0.66%	1,154	0.74%
Farm Land	2,439	1.28%	3,106	1.78%	3,293	2.11%
1-4 Family Residential	116,782	61.12%	106,172	60.86%	98,114	62.77%
Commercial Real Estate	32,802	17.17%	27,764	15.91%	23,904	15.29%
Loans to Finance
Agricultural Production	356	0.19%	574	0.33%	616	0.39%
Commercial & Industrial	13,545	7.09%	13,816	7.92%	12,617	8.07%
Consumer Loans	22,823	11.94%	21,687	12.43%	16,430	10.51%
All Other Loans	259	0.14%	186	0.11%	179	0.11%
Gross Loans	191,076	100%	174,463	100%	156,307	100%
Less:
Reserve for Loan Losses	(2,113)	-1.11%	(1,837)	-1.05%	(1,827)	-1.17%
Deferred Loan Fees	(944)	-0.49%	(933)	-0.53%	(888)	-0.57%
Net Loans	188,019	98.40%	171,693	98.41%	153,592	98.26%

Allowance for loan losses and provisions - The valuation allowance for loan losses of approximately $2 million as of March 31, 2002 composed 1.1% of the total gross loan portfolio. The Company maintains a residential loan portfolio of approximately $117 million and a commercial real estate portfolio of approximately $37 million. This total loan volume of approximately $154 million of real estate secured mortgages, accounts for 81% of the total loan portfolio, and together with the low historical loan loss experience among these portfolios, helps to support our basis for loan loss coverage.

The following table summarizes the Company's loan loss experience for the quarters ended March 31,

(Dollars in Thousands)	2002	2001	2000

Loans Outstanding End of Period	191,076	174,463	156,307
Ave. Loans Outstanding During Period	192,315	175,621	154,414
Loan Loss Reserve, Beginning of Period	2,008	1,797	1,715
Loans Charged Off:
Real Estate	16	29	18
Commercial	0	0	15
Consumer	45	58	59
Total	61	87	92
Recoveries:
Real Estate	2	2	2
Commercial	1	2	2
Consumer	31	33	38
Total	34	37	42

Net Loans Charged Off	27	50	50
Provision Charged to Income	132	90	162
Loan Loss Reserve, End of Period	2,113	1,837	1,827

     Non-Performing assets for the company are made up of three different types of loans, "90 Days or More Past Due", "Other Real Estate Owned" (OREO), and "Non-Accruing Loans". A comparison of these non-performing assets reveals a decrease in non-accruing loans of $20,740 or 1.3%. An increase of $31,911 or 54% for loans 90 days or more past due is noted, and an increase of $38,466 is reported in the Company's OREO portfolio. The portfolio of non-accruing loans makes up the biggest portion of the non-performing assets and, as of March 31, 2002, $1.5 million or 97% were real estate secured mortgage loans, thereby reducing the exposure to loss.

Non-performing assets as of March 31, 2002 and December 31, 2001 were as follows:
	03/31/2002	12/31/2001

Non-Accruing loans	$1,550,518	$1,571,258
Loans past due 90 day or more and still accruing	91,166	59,255
Other real estate owned	98,466	60,000
Total	$1,740,150	$1,690,513

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

     The following tables set forth the estimated maturity or repricing of the Company's interest earning assets and interest-bearing liabilities at March 31, 2002, and December 31, 2001. The Company prepares its interest rate sensitivity "gap" analysis by scheduling assets and liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual term of the assets and liabilities, except that:

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
GAP ANALYSYS
Community Bancorp. & Subsidiaries
March 31, 2002
Dollars in thousands, by repricing date

Cumulative repriced within:	3 Months	4 to 12	1 to 3	3 to 5	Over 5
	or less	Months	Years	Years	Years	Total
Interest sensitive assets:
Federal funds sold	2,300	0	0	0	0	2,300
Overnight deposits	506	0	0	0	0	506
Investments -
Available for Sale(1)	5,037	5,111	8,157	11,042	10,881	40,228
Held to Maturity	6,599	13,580	3,503	3,698	10,923	38,303
Restricted equity securities	0	0	0	0	1,309	1,309
Loans(2)	38,529	43,084	47,039	17,549	43,324	189,525
Total interest sensitive assets	52,971	61,775	58,699	32,289	66,437	272,171

Interest sensitive liabilities:
Certificates of deposit	27,516	45,885	16,200	9,096	0	98,697
Money markets	6,688	27,254	0	0	20,000	53,942
Regular savings	0	7,226	0	0	28,000	35,226
NOW and super now accounts	0	0	0	0	25,477	25,477
Borrowed funds	0	15	0	0	5,040	5,055
Repurchase agreements	15,775	0	0	0	0	15,775
Total interest sensitive liabilities	49,979	80,380	16,200	9,096	78,517	234,172

Net interest rate sensitivity gap	2,992	(18,605)	42,499	23,193	(12,080)
Cumulative net interest rate
sensitivity gap	2,992	(15,613)	26,886	50,079	37,999
Cumulative net interest rate sensitivity
gap as a percentage of total assets	1.04%	-5.41%	9.31%	17.34%	13.16%
Cumulative interest sensitivity
gap as a percentage of total
interest-earning assets	1.10%	-5.74%	9.88%	18.40%	13.96%
Cumulative interest earning assets
as a percentage of cumulative
interest-bearing liabilities	105.99%	88.02%	118.34%	132.17%	116.23%

(1) The Company may sell investments available for sale with a fair value of $40,227,748 at any time.
(2) Loan totals exclude non-accruing loans amounting to $1,550,518.

GAP ANALYSYS
Community Bancorp. & Subsidiaries
December 31, 2001
Dollars in thousands by repricing date,

Cumulative repriced within:	3 Months	4 to 12	1 to 3	3 to 5	Over 5
	or less	Months	Years	Years	Years	Total
Interest sensitive assets:
Federal funds sold	4,800	0	0	0	0	4,800
Overnight deposits	1,219	0	0	0	0	1,219
Investments -
Available for Sale(1)	3,032	10,256	5,181	5,996	8,049	32,514
Held to Maturity	2,227	18,307	3,458	1,703	14,949	40,644
Restricted equity securities	0	0	0	0	1,225	1,225
Loans(2)	33,333	51,484	44,345	18,306	44,117	191,585
Total interest sensitive assets	44,611	80,047	52,984	26,005	68,340	271,987

Interest sensitive liabilities:
Certificates of deposit	16,296	58,002	15,574	7,633	0	97,505
Money markets	1,167	31,594	0	0	20,000	52,761
Regular savings	0	5,060	0	0	28,000	33,060
Now and super now accounts	0	0	0	0	24,018	24,018
Borrowed funds	0	15	0	30	5,010	5,055
Repurchase agreements	19,834	0	0	0	0	19,834
Total interest sensitive liabilities	37,297	94,671	15,574	7,663	77,028	232,233

Net interest rate sensitivity gap	7,314	(14,624)	37,410	18,342	(8,688)
Cumulative net interest rate
sensitivity gap	7,314	(7,310)	30,100	48,442	39,754
Cumulative net interest rate sensitivity
gap as a percentage of total assets	2.53%	-2.53%	10.43%	16.78%	13.77%
Cumulative interest sensitivity
gap as a percentage of total
interest-earning assets	2.69%	-2.69%	11.07%	17.81%	14.62%
Cumulative interest earning assets
as a percentage of cumulative
interest-bearing liabilities	119.61%	94.46%	120.40%	131.21%	117.12%

(1) The Company may sell investments available for sale with a fair value of $32,513,513 at any time.
(2) Loan totals exclude non-accruing loans amounting to $1,571,258.

OTHER OPERATING INCOME AND EXPENSES

     Total other operating income for the first quarter of 2002 was $692,716 compared to $504,821 for the same quarter in 2001, an increase of $187,895 or 37%. Income generated through the sale of loans to the secondary market amounted to $189,392 for the first quarter of 2002 compared to $10,173 for the same quarter of 2001, accounting for the biggest increase in the comparison period.

     Total other operating expenses for the first quarter comparison periods increased from a figure of $2.2 million for 2001 to $2.6 million for 2002, an increase of $382,123, or 17.5%. Salaries and wages tallied the biggest increase for 2002 versus 2001, reporting an increase of $177,041 or 22.6%. The addition of the staff for the Montpelier office mentioned earlier in this discussion supports the increase in these expenses. Loss on limited partnership increased $62,250 from March of 2001 to March of 2002, contributing to the increase in other expenses. The Bank invests funds in various non-profit housing projects designed to provide affordable housing for low to moderate income families. An increase is noted in these investments resulting in an increase in the loss associated with them. Due to the nature of these investments, the losses are offset with a tax savings passed through to the Bank.

     Management monitors all components of other operating expenses; however, a quarterly review is performed assure that the accruals for these expenses are accurate. This helps alleviate the need to make significant adjustments to these accounts that in turn effect the net income of the Company.

APPLICABLE INCOME TAXES

     Income before taxes increased from $625,939 for the first quarter of 2001 to $764,566 for the same quarter of 2002, an increase of $138,627 or 22%. Provisions for income taxes increased accordingly from $137,022 to $148,642 for the comparison period.

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

CAPITAL RESOURCES

     The Company's stockholders' equity, which started the year at $23,446,826, was increased through earnings of $615,924, sales of common stock of $154,626 through dividend reinvestment and debenture conversions. It was decreased $236,720 for valuation of allowance for securities, $10 for the purchase of treasury stock and $246,258 for the repurchase of stock through the Stock Buyback Plan. Additionally, a dividend of $568,649 was paid versus a dividend payable at year end of $569,058, thereby increasing Stockholders' equity by $409 ending the first three months of 2002 at $23,734,797 with a book value of $6.60 per share. All stockholders' equity is unrestricted. Additionally, it is noted that an unrealized loss of $210,261 on valuation allowance for securities was reported as of March 31, 2002, compared to a gain of $26,459 as of December 31, 2001. A review of this activity shows that as the maturity date of the investments gets closer, the market price becomes favorably better, therefore, material loss is greatly reduced.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2002, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios (000's omitted) are also presented in the table.

					Minimum to be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
			Adequacy Purposes:		Action Provisions:
		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2002:
Total capital (to risk weighted assets)	$23,825	15.57%	$12,244	8.0%	$15,306	10.0%
Tier I capital (to risk weighted assets)	$21,909	14.31%	$ 6,122	4.0%	$ 9,183	6.0%
Tier I capital (to average assets)	$21,909	7.63%	$11,480	4.0%	$14,350	5.0%

As of December 31, 2001:
Total capital (to risk weighted assets)	$23,975	15.59%	$12,305	8.0%	$15,381	10.0%
Tier I capital (to risk weighted assets)	$22,051	14.34%	$ 6,153	4.0%	$ 9,229	6.0%
Tier I capital (to average assets)	$22,051	7.92%	$11,133	4.0%	$13,916	5.0%

     From time to time the Company may make contributions to the capital of its subsidiary, Community National Bank. At present, regulatory authorities have made no demand on the Company to make additional capital contributions to the Bank's capital.

RECENT ACCOUNTING DEVELOPMENTS

     The FASB recently issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. The new standard also requires identified intangible assets acquired in a business combination be recognized as an asset apart from goodwill if they meet certain criteria.

     SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. SFAS No. 142 is effective for the Company's fiscal year ending December 31, 2002. The Company does not anticipate the adoption of these pronouncements to have a material effect upon its financial condition or results of operations.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. The provisions of SFAS No. 144 are effective for the Company's fiscal year ending December 31, 2002. The Company is currently assessing the financial statement impact of this pronouncement and does not believe that the statements will have a material adverse effect upon its financial condition or the results of operations.

     Community Bancorp. Adopted Statement of Financial Accounting Standards (SFAF) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAF Nos. 137 and 138, which became effective as of January 1, 2001. Concurrent with adoption of the Standard, and as permitted by its provisions; approximately $7 million of debt securities classified as held to maturity were reclassified as securities available for sale. Through the year ended December 31, 2001, $1 million of the debt securities had been subsequently sold resulting in a net gain of $80,864. For the first quarter ended March 31, 2002, $2 million had matured, leaving approximately $4 million outstanding in the Company's available for sale investment portfolio.

SUBSEQUENT EVENTS - TRUST ACTIVITIES

     As noted in the introductory section of this Management's Discussion and Analysis of the Results of Operations, on April 1, 2002, the Bank sold a one-third interest in Partners to each of the National Bank of Middlebury, Middlebury, Vermont and Guaranty Bancorp, the bank holding company parent of Woodsville Guaranty Savings Bank, Woodsville, New Hampshire. The resulting gain of approximately $617,000 before taxes, will be booked during the second quarter of 2002. As of such date the Bank retained a one-third ownership interest in Partners and, indirectly, in CFSG, the new trust and investment management company affiliate.

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

	For the First Three Months Ended:
		2002			2001
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS

Loans (gross)	192,314,605	3,590,777	7.57%	175,620,619	3,822,953	8.83%
Taxable Investment Securities	53,422,215	720,504	5.47%	44,394,170	670,572	6.13%
Tax Exempt Investment Securities (1)	21,976,464	340,491	6.28%	13,667,571	259,136	7.69%
Federal Funds Sold	2,538,889	11,408	1.82%	2,880,000	47,253	6.65%
Sweep Account	3,397,408	10,939	1.31%	2,876,947	33,625	4.74%
Other Securities	1,228,402	11,348	3.75%	1,141,650	23,833	8.47%
TOTAL	274,877,983	4,685,467	6.91%	240,580,957	4,857,372	8.19%

INTEREST BEARING LIABILITIES

Savings Deposits	34,163,367	120,583	1.43%	30,323,394	171,506	2.29%
NOW & Money Market Funds	81,406,748	531,961	2.65%	51,526,946	476,851	3.75%
Time Deposits	98,033,558	963,590	3.99%	98,837,188	1,439,692	5.91%
Other Borrowed Funds	5,055,000	94,175	7.56%	7,456,722	98,635	5.36%
Repurchase Agreements	13,312,936	83,068	2.53%	15,557,562	180,564	4.71%
Subordinated Debentures	0	0	0.00%	20,000	550	11.15%
TOTAL	231,971,609	1,793,377	3.14%	203,721,812	2,367,798	4.71%

Net Interest Income		2,892,090			2,489,574
Net Interest Spread(2)			3.77%			3.48%
Interest Differential(3)			4.27%			4.20%

(1) Income on investment securities of state and political subdivisions is stated on a fully taxable basis (assuming a 34% tax rate).
(2) Net interest Spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
(3) Interest differential is net interest income divided by average earning assets.

			Table B

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income for the first three months of 2002 and 2001 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

INCOME EARNING ASSETS

Loans	(595,648)	363,472	(232,176)
Taxable Investment Securities	(86,528)	136,460	49,932
Tax Exempt Investment Securities (2)	(76,195)	157,550	81,355
Federal Funds Sold	(34,314)	(1,531)	(35,845)
Sweep Account	(28,769)	6,083	(22,686)
Other Securities	(14,297)	1,812	(12,485)
Total Interest Earnings	(835,751)	663,846	(171,905)

INTEREST BEARING LIABILITIES

Savings Deposits	(72,606)	21,683	(50,923)
NOW & Money Market Funds	(221,176)	276,286	55,110
Time Deposits	(468,196)	(7,906)	(476,102)
Other Borrowed Funds	40,311	(44,771)	(4,460)
Repurchase Agreements	(83,493)	(14,003)	(97,496)
Subordinated Debentures	(550)	0	(550)
Total Interest Expense	(805,710)	231,289	(574,421)

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

       NONE

ITEM 3. Defaults Upon Senior Securities

       NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

       NONE

ITEM 5. Other Information

Incorporated by reference to the section labeled "Subsequent Events - Trust Activities" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6 Exhibits and Reports on Form 8-K

Exhibits

       NONE

Reports on Form 8-K

Form 8-K dated January 8, 2002, announcing the Company's earnings and other financial information for the period ending December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has
Duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: May 15, 2002	By: /s/Richard C. White
Richard C. White, President

DATED: May 15, 2002	By: /s/Stephen P. Marsh
Stephen P. Marsh,
Vice President & Treasurer