Form 10-Q
period 2002-06-30
COMMUNITY BANCORP /VT
filed 2002-08-14
CIK 718413

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002
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
  Yes ( X )  No (  )

At July 30, 2002 there were 3,558,088 shares outstanding of the Corporation's common stock.

Total Pages - 21 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and subsidiaries, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Balance Sheets
( Unaudited )	June 30	December 31
	2002	2001

Assets
Cash and due from banks	$6,637,066	$8,681,237
Federal funds sold and overnight deposits	237,604	6,019,178
Total cash and cash equivalents	6,874,670	14,700,415
Securities held-to-maturity (fair value $38,681,878 at
06/30/02 and $40,967,678 at 12/31/01)	38,351,974	40,644,481
Securities available-for-sale	42,059,556	32,513,512
Restricted equity securities	1,309,050	1,224,650
Loans held-for-sale	2,513,899	3,113,466
Loans	192,499,997	190,042,381
Allowance for loan losses	(2,195,332)	(2,007,408)
Unearned net loan fees	(926,335)	(951,194)
Net loans	189,378,330	187,083,779
Bank premises and equipment, net	4,975,076	4,867,413
Accrued interest receivable	2,092,372	1,744,133
Other real estate owned, net	90,466	60,000
Other assets	2,524,873	2,726,075
Total assets	$290,170,266	$288,677,924

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Demand, non-interest bearing	29,353,594	30,724,508
NOW and money market accounts	74,243,504	76,779,687
Savings	36,436,093	33,059,937
Time deposits, $100,000 and over	18,516,569	18,017,850
Other time deposits	80,037,278	79,487,551
Total deposits	$238,587,038	$238,069,533

Federal funds purchased and other borrowed funds	12,874,000	5,055,000
Repurchase agreements	11,999,290	19,833,510
Accrued interest and other liabilities	2,110,727	2,272,055
Subordinated convertible debentures	0	1,000
Total liabilities	$265,571,055	$265,231,098

Stockholders' Equity
Common stock - $2.50 par value; 6,000,000 shares
authorized and 3,729,244 shares issued at 06/30/02
and 3,706,674 shares issued at 12/31/01	9,323,110	9,266,686
Additional paid-in capital	13,669,167	13,412,012
Retained earnings	3,456,936	2,459,827
Accumulated other comprehensive income	324,239	26,459
Less: treasury stock, at cost; 182,233 shares at 06/30/02
and 150,065 at 12/31/01	(2,174,241)	(1,718,158)
Total stockholders' equity	$24,599,211	$23,446,826
Total liabilities and stockholders' equity	$290,170,266	$288,677,924

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Income
( Unaudited )

For The Second Quarter Ended June 30,	2002	2001	2000

Interest income
Interest and fees on loans	$3,573,450	$3,914,524	$3,521,222
Interest on debt securities
Taxable	756,963	581,010	717,775
Tax-exempt	235,553	176,397	161,821
Dividends	11,158	21,960	21,888
Interest on federal funds sold and overnight deposits	7,827	56,585	34,696
Total interest income	$4,584,951	$4,750,476	$4,457,402

Interest expense
Interest on deposits	1,550,033	2,020,578	1,823,342
Interest on borrowed funds	69,887	60,414	92,366
Interest on repurchase agreements	72,057	139,260	96,391
Interest on subordinated debentures	0	156	550
Total interest expense	$1,691,977	$2,220,408	$2,012,649

Net interest income	2,892,974	2,530,068	2,444,753
Provision for loan losses	(94,000)	(90,000)	(96,000)
Net interest income after provision	$2,798,974	$2,440,068	$2,348,753

Other operating income
Trust department income	0	103,427	86,153
Service fees	235,558	234,210	203,130
Security gains (losses)	0	124,795	0
Other	936,787	193,177	229,310
Total other operating income	$1,172,345	$655,609	$518,593

Other operating expenses
Salaries and wages	860,227	855,888	733,497
Pension and other employee benefits	248,037	241,032	237,766
Occupancy expenses, net	363,727	410,650	361,076
Trust department expenses	25,240	33,027	26,649
Other	1,088,092	700,478	612,946
Total other operating expenses	$2,585,323	$2,241,075	$1,971,934

Income before income taxes	1,385,996	854,602	895,412
Applicable income taxes	437,536	213,626	246,748
Net Income	$948,460	$640,976	$648,664

Earnings per share on weighted average	$0.27	$0.18	$0.18
Weighted average number of common shares
used in computing earnings per share	3,552,471	3,539,766	3,561,070
Dividends declared per share	$0.16	$0.16	$0.16
Book value per share on shares outstanding	$6.94	$6.60	$6.44

Per share data for 2000 restated to reflect a 5% stock dividend paid on February 1, 2001.

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Income
( Unaudited )

For the Six Months Ended June 30,	2002	2001	2000

Interest income
Interest and fees on loans	$7,164,227	$7,737,477	$6,826,051
Interest on debt securities
Taxable	1,477,467	1,251,583	1,398,585
Tax-exempt	460,277	347,427	303,359
Dividends	22,506	45,793	42,459
Interest on federal funds sold and overnight deposits	30,174	137,463	64,172
Total interest income	$9,154,651	$9,519,743	$8,634,626

Interest expense
Interest on deposits	3,166,167	4,108,627	3,556,635
Interest on borrowed funds	164,062	159,049	145,854
Interest on repurchase agreements	155,125	319,824	139,687
Interest on subordinated debentures	0	706	1,100
Total interest expense	$3,485,354	$4,588,206	$3,843,276

Net interest income	5,669,297	4,931,537	4,791,350
Provision for loan losses	(226,000)	(180,000)	(258,000)
Net interest income after provision	$5,443,297	$4,751,537	$4,533,350

Other operating income
Trust department income	109,826	208,895	157,503
Service fees	459,696	450,050	385,917
Security gains (losses)	3,648	154,439	(11,507)
Other	1,291,891	347,046	388,976
Total other operating income	1,865,061	1,160,430	920,889

Other operating expenses
Salaries and wages	1,819,714	1,638,334	1,452,601
Pension and other employee benefits	523,797	480,165	460,952
Occupancy expenses, net	775,280	817,319	726,460
Trust department expenses	95,985	64,069	50,343
Other	1,943,021	1,431,538	1,290,352
Total other operating expenses	$5,157,797	$4,431,425	$3,980,708

Income before income taxes	2,150,561	1,480,542	1,473,531
Applicable income taxes	586,178	350,648	391,242
Net Income	$1,564,383	$1,129,894	$1,082,289

Earnings per share on weighted average	$0.44	$0.32	$0.30
Weighted average number of common shares
used in computing earnings per share	3,553,369	3,536,810	3,558,804
Dividends declared per share	$0.32	$0.32	$0.32
Book value per share on shares outstanding	$6.94	$6.60	$6.44
Per share data for 2000 restated to reflect a 5% stock dividend paid on February 1, 2001.

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

For the Six Months Ended June 30,	2002	2001	2000

Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
Net Income	$1,564,383	$1,129,894	$1,082,289
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and amortization	534,786	315,750	299,100
Provision for loan losses	226,000	180,000	258,000
Provision (credit) for deferred income taxes	16,099	(80,015)	(14,943)
Gain on sale of loans	(158,610)	(32,641)	(16,094)
Securities (gain) losses	(3,648)	(154,439)	11,507
Gain on sales of OREO	(18,013)	(11,114)	(61,922)
Amortization of bond premium, net	137,806	48,086	90,639
Proceeds from sales of loans held for sale	19,117,338	2,671,947	1,218,779
Originations of loans held for sale	(18,359,161)	(2,839,307)	(1,123,203)
Increase in taxes payable	66,356	111,514	106,185
(Increase) decrease in interest receivable	(348,239)	154,328	(391,741)
(Increase) decrease in mortgage service rights	(116,385)	16,933	15,373
Increase in other assets	(112,377)	(110,046)	(27,647)
(Decrease) increase in unamortized loan fees	(24,859)	(8,360)	6,705
Decrease in interest payable	(35,267)	(119,480)	(6,045)
Increase (decrease) in accrued expenses	285,251	159,720	(916)
Increase (decrease) in other liabilities	290,055	(3,064)	84,630
Net cash provided by operating activities	$3,061,515	$1,429,706	$1,530,696

Cash Flows from Investing Activities:
Investments - held to maturity
Maturities and paydowns	5,735,892	15,747,660	6,814,129
Purchases	(3,455,544)	(15,805,590)	(19,988,829)
Investments - available for sale
Sales and maturities	8,000,000	13,170,169	7,994,923
Purchases	(17,216,861)	(2,077,730)	0
Purchase of restricted equity securities	(84,400)	(83,000)	0
Investment in limited partnership, net	(189,488)	(20,388)	(4,078)
Increase in loans, net	(2,706,610)	(2,836,728)	(15,264,429)
Capital expenditures, net	(391,163)	(264,791)	(477,745)
Recoveries of loans charged off	74,394	57,055	78,520
Proceeds from sales of other real estate owned	124,071	128,878	387,496
Net cash (used in) provided by investing activities	($10,109,709)	$8,015,535	($20,460,013)

Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market
and savings accounts	(530,941)	(3,456,313)	(3,316,309)
Net increase in certificates of deposit	1,048,446	2,047,165	532,053
Net (decrease) increase in short-term borrowings and
Repurchase agreements	(7,834,220)	(516,875)	7,291,215
Net increase (decrease) in borrowed funds	7,819,000	(537,000)	9,000,000
Payments to acquire treasury stock	(456,083)	(213,153)	(437,087)
Debentures redeemed for cash	0	(12,000)	0
Dividends paid	(823,752)	(747,330)	(601,177)
Net cash (used in) provided by financing activities	($777,550)	($3,435,506)	$12,468,695

Net (decrease) increase in cash and cash equivalents	($7,825,745)	$6,009,735	($6,460,622)
Cash and cash equivalents:
Beginning	$14,700,415	$6,110,527	$12,716,144
Ending	$6,874,670	$12,120,262	$6,255,522

Supplemental Schedule of Cash Paid During the Year
Interest	$3,520,621	$4,707,686	$3,849,321
Income taxes	$503,724	$319,149	$300,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Net change in securities valuation	$451,182	$185,929	$48,554
OREO acquired in settlements of loans	$136,524	$88,624	$283,920
Debentures converted to common stock	$1,000	$2,000	$0
Stock dividends	$0	$1,803,162	$0

Dividends Paid
Dividends declared	$567,273	$564,673	$541,948
Decrease in dividends payable	569,058	536,926	537,361
Dividends reinvested	(312,579)	(354,269)	(478,132)
	$823,752	$747,330	$601,177

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
For the Six Months Ended June 30, 2002

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

     Prior to March 31, 2002 Community National Bank operated a trust department through which it offered a full line of personal fiduciary services. As of such date, the Bank transferred its trust operations to a newly formed Vermont-chartered nondepository trust and investment management affiliate, Community Financial Services Group, LLC based in Newport, Vermont ("CFSG"). The Bank's ownership interest in CFSG is held indirectly, through Community Financial Services Partners, LLC, a Vermont limited liability company ("Partners"), which owns 100% of the limited liability company equity interests of CFSG. On April 1, 2002, the Bank sold a one-third interest in Partners to each of the National Bank of Middlebury, in Middlebury, Vermont and Guaranty Bancorp, Inc., the bank holding company parent of Woodsville Guaranty Savings Bank, Woodsville, New Hampshire. As of such date the Bank retained a one-third ownership interest in Partners and, indirectly, in CFSG. Partners and CFSG are not consolidated subsidiaries of the Bank.

     Substantially all of the Company's business is conducted through Community National Bank; therefore, the following narrative is based primarily on the Bank's operations. The balance sheet and statements of income preceding this section are consolidated figures for Community Bancorp. and subsidiaries and should be read in conjunction with the other information and reports following them to provide a more detailed comparison of the information disclosed in the following narrative.

OVERVIEW

     Net income for the second quarter ended June 30, 2002 was $948,460, representing an increase of 48% and 46%, respectively, over the net income figures of $640,976 for the second quarter ended June 30, 2001, and $648,664 for the same period in 2000. The results of this are earnings per share of $0.27 for the second quarter of 2002 and $0.18 for each of 2001 and 2000. As a result of a 5% stock dividend paid in February 2001, all per share information for 2000 cited in this report has been restated. The Company paid a cash dividend of $0.16 per share May 1, 2002 to shareholders of record as of April 15, 2002. The second quarter of 2002 was very profitable due to income of $617,355 booked in April through the sale of a two-thirds interest in the Bank's trust operations.

     Net interest income, the difference between interest income and expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, and rate sensitivity of earning assets as well as by interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets. Tables A and B at the end of this narrative provide a visual comparison for each period. Figures presented are consolidated and are stated on a tax equivalent basis assuming a federal tax rate of 34%.

     Net interest income for the second quarter comparison period was $2.9 million for 2002 compared to $2.5 million for 2001, resulting in an increase of 14.3%. Total interest income for the second quarter decreased $165,525 or by 3.5% from $4.8 million in 2001 to $4.6 million in 2002. Interest expense decreased $528,431 or by 23.8% from $2.2 million in 2001 to $1.7 million in 2002. A review of the second quarter figures for interest earned on loans, the major source of interest income, reveals a decrease of 8.7% for 2002 compared to 2001. In comparison, interest paid on deposits, the major source of interest expense, shows a decrease of $470,545 or 23.3% for the same comparison period. Net interest income for the six months comparison period was $5.7 million for 2002 compared to $4.9 million for 2001, an increase of $737,760 or 15%. Total interest income for the first six month of 2002 decreased $365,092, or by almost 4%, from $9.5 million to $9.2 million. Although an increase is noted in the average volume of loans compared to the first six months of 2001, a decrease of 133 basis points is noted in the average yield, contributing to the decrease in income. Overall, an increase is noted in the average volume of interest bearing accounts, while the rate paid on these accounts has decreased 156 basis points, accounting for the decrease in interest expense. As a result of these changes, the tax equivalent spread for the first six months increased 26 basis points to 3.86% for 2002 versus 3.60% for 2001.

CHANGES IN FINANCIAL CONDITION

     The Company had total average assets of $288 million at June 30, 2002 and $270 million at December 31, 2001. Average earning assets were $275 million for the period ended June 30, 2002, including average loans of $193 million and average investment securities of almost $79 million. Average earning assets were $249 million for the year ended December 31, 2001 including average loans of $182 million and average investment securities of $58 million. An increase in available for sale agencies as well as municipal investments accounts for a substantial portion of the increase.

     Average interest bearing liabilities at June 30, 2002 were $233 million, with average time deposits reported totaling $99 million and NOW & money market funds of $81 million. At December 31, 2001, average interest bearing liabilities of just over $209 million were reported including average time deposits of $99 million and NOW & money market funds at an average volume $57 million. An increase in municipal deposits, from the new collateralized deposit product as discussed below, accounts for most of the increase in NOW & money market funds, as well as a significant portion of the decrease in repurchase agreements.

RISK MANAGEMENT

Liquidity Risk - Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Other time deposits increased $549,727 as of the end of the first six months of 2002, while time deposits greater than $100,000 increased $498,719. A review of these deposits, primarily the time deposits over $100,000 indicates that they are primarily generated locally and regionally and are established customers of the Company. The Company has no brokered deposits. Now and money market funds decreased $2.5 million from December 31, 2001 to end the first six months of 2002 at a balance of $74 million. The Company began offering a new collateralized deposit account to its municipal account holders during the last part of 2001. This account has been well received during 2002, helping to offset a portion of the decrease in these funds. Savings accounts increased $3.4 million for the first six months of 2002, as customers wait for more favorable rates from the other interest bearing account products. The Company's loan portfolio has increased $1.9 million over the last six months, while the investment portfolio has increased $7.4 million for the same time period. As of June 30, 2002, the Company held in its investment portfolio treasuries classified as "Available for Sale" at a fair value of $42 million, compared to $32.5 million as of December 31, 2001, an increase of $9.5 million or 29%. Securities classified as "Held to Maturity" ended the first six months of 2002 at a book value of $38.4 million compared to almost $41 million as of the end of the 2001 calendar year. Both of these types of investments mature at monthly intervals as shown on the gap report at the end of this section. Securities classified as "Restricted Equity Securities" are made up of equity securities the Company is required to maintain in the form of Federal Home Loan Bank of Boston (FHLB) and Federal Reserve Bank stock. FHLB stock increased $84,400, increasing the combined stock balance to $1.3 million as of June 30, 2002.

     The Company has a credit line with an available balance of $4.3 million. Interest is chargeable at a rate determined daily of approximately 25 basis points higher than the rate paid on fed funds sold. Additional borrowing capacity of approximately $103 million is available through the Federal Home Loan Bank of Boston, which is secured by the Company's qualifying loan and investment portfolio. As of June 30, 2002, the Company had an advance of just over $9 million against the $103 million line at FHLB. Under a separate agreement, the Bank has the authority to collateralize public unit deposits, up to their borrowing capacity, $103 million less outstanding advances, with letters of credit issued by the Federal Home Loan Bank. At June 30, 2002, approximately $31 million was pledged as collateral for these deposits. Interest is charged to the Bank quarterly based on the average daily balance outstanding at a rate of 20 basis points. At June 30, 2002, an average daily balance of approximately $5.3 million was reported.

Credit Risk - A primary concern of management is to reduce the exposure of credit loss within the portfolio. Management follows strict underwriting guidelines, and has established a thorough loan review policy. These measures help to insure the adequacy of the loan loss coverage. The Executive Officers and the Board of Directors conduct an ongoing review of the loan portfolio, and meet to discuss, among other matters, potential exposures. Factors considered are each borrower's financial condition, the industry or sector for the economy in which the borrower operates, and overall economic conditions. Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency. A variety of loans are reviewed periodically by an independent firm in order to assure accuracy and compliance with various policies and procedures set by the regulatory authorities. The Company also employs a Credit Administration Officer whose duties include, among others, a review of the loan portfolio including delinquent and non-performing loans.

     Specific Allocations are made in situations management believes may represent at a greater risk for loss. A quarterly review of various qualitative factors, including levels of, and trends in, delinquencies and non-accruals and national and local economic trends and conditions, helps to ensure that areas with potential risk are noted and coverage increased or decreased to reflect the trends in delinquencies and non-accruals. Residential first mortgage loans make up the largest part of the loan portfolio and have the lowest historical loss ratio helping to alleviate the overall risk.
The following table reflects the composition of the Company's loan portfolio for six months ended June 30:

	2002		2001		2000
(Dollars in Thousands)	Total	% of	Total	% of	Total	% of
	Loans	Total	Loans	Total	Loans	Total
Real Estate Loans
Construction & Land
Development	4,312	2.21%	1,801	1.00%	879	0.52%
Farm Land	2,386	1.22%	2,880	1.60%	3,105	1.85%
1-4 Family Residential	117,012	60.00%	107,636	59.69%	101,535	60.43%
Commercial Real Estate	33,254	17.05%	29,515	16.37%	28,114	16.73%
Loans to Finance
Agricultural Production	337	0.17%	531	0.29%	862	0.51%
Commercial & Industrial	13,748	7.05%	13,507	7.49%	13,586	8.09%
Consumer Loans	23,702	12.15%	24,276	13.46%	19,660	11.70%
All Other Loans	263	0.13%	173	0.10%	194	0.12%
Gross Loans	195,014	100%	180,319	100%	167,935	100%
Less:
Reserve for Loan Losses	(2,195)	-1.13%	(1,879)	-1.04%	(1,806)	-1.07%
Deferred Loan Fees	(926)	-0.47%	(943)	-0.52%	(898)	-0.53%
Net Loans	191,893	98.40%	177,498	98.44%	165,330	98.39%

Allowance for loan losses and provisions - The valuation allowance for loan losses of $2.2 million as of June 30, 2002 composed 1.1% of the total gross loan portfolio. The Company maintains a residential loan portfolio of approximately $117 million and a commercial real estate portfolio of approximately $40 million. The total portfolio of approximately $157 million of real estate secured mortgages accounts for 80.5% of the total loan portfolio, and together with the low historical loan loss experience among these portfolios, helps to support the Company's basis for loan loss coverage.

The following table summarizes the Company's loan loss experience for the six months ended June 30,

(Dollars in Thousands)	2002	2001	2000

Loans Outstanding End of Period	195,014	180,319	167,935
Ave. Loans Outstanding During Period	192,673	176,782	157,567

Loan Loss Reserve, Beginning of Period	2,008	1,797	1,715
Loans Charged Off:
Real Estate	29	28	111
Commercial	0	1	15
Consumer	84	126	119
Total	113	155	245
Recoveries:
Real Estate	2	3	11
Commercial	3	2	10
Consumer	69	52	57
Total	74	57	78
Net Loans Charged Off	39	98	167
Provision Charged to Income	226	180	258
Loan Loss Reserve, End of Period	2,195	1,879	1,806

     Non-Performing assets for the company are made up of three different types of loans, "90 Days or More Past Due", "Other Real Estate Owned" (OREO), and "Non-Accruing Loans". A comparison of these non-performing assets reveals a decrease in non-accruing loans of $267,541 or 17%, as well as a decrease of $50,169, or 85% in loans 90 days or more past due, while an increase of $30,466 or 51% is noted in the Company's OREO portfolio. The portfolio of non-accruing loans makes up the biggest portion of the non-performing assets and, as of June 30, 2002, $1.27 million or 97.4% were real estate secured mortgage loans, thereby reducing the exposure to loss.

Non-performing assets as of June 30, 2002 and December 31, 2001 were as follows:
	06/30/2002	12/31/2001

Non-Accruing loans	$1,303,717	$1,571,258
Loans past due 90 day or more and still accruing	9,086	59,255
Other real estate owned	90,466	60,000
Total	$1,403,269	$1,690,513

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

     The following tables set forth the estimated maturity or repricing of the Company's interest earning assets and interest-bearing liabilities at June 30, 2002, and December 31, 2001. The Company prepares its interest rate sensitivity "gap" analysis by scheduling assets and liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual term of the assets and liabilities, except that:

Adjustable-rate loans and certificates of deposit are included in the period when they are first scheduled to adjust and not in the period in which they mature;
Fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments;
and,

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
GAP ANALYSYS
Community Bancorp. & Subsidiaries
June 30, 2002
Cumulative repriced within:

Dollars in thousands,	3 Months	4 to 12	1 to 3	3 to 5	Over 5
by repricing date	or less	Months	Years	Years	Years	Total

Interest sensitive assets:
Federal funds sold	0	0	0	0	0	0
Overnight deposits	238	0	0	0	0	238
Investments -
Available for Sale(1)	1,000	4,067	10,395	14,258	12,340	42,060
Held to Maturity	11,401	8,668	3,543	6,875	7,865	38,352
Restricted equity securities	1,171	0	0	0	138	1,309
Loans(2)	44,296	40,848	46,935	16,517	45,114	193,710
Total interest sensitive assets	58,106	53,583	60,873	37,650	65,457	275,669

Interest sensitive liabilities:
Certificates of deposit	18,389	47,939	20,723	11,503	0	98,554
Money markets	9,443	14,516	0	0	24,000	47,959
Regular savings	0	6,436	0	0	30,000	36,436
Now and super now accounts	0	0	0	0	26,284	26,284
Borrowed funds	7,819	15	0	0	5,040	12,874
Repurchase agreements	11,999	0	0	0	0	11,999
Total interest sensitive liabilities	47,650	68,906	20,723	11,503	85,324	234,106

Net interest rate sensitivity gap	10,456	(15,323)	40,150	26,147	(19,867)
Cumulative net interest rate
sensitivity gap	10,456	(4,867)	35,283	61,430	41,563
Cumulative net interest rate
sensitivity gap as a
percentage of total assets	3.60%	-1.68%	12.16%	21.17%	14.32%
Cumulative interest sensitivity
gap as a percentage of total
interest-earning assets	3.79%	-1.77%	12.80%	22.28%	15.08%
Cumulative interest earning assets
as a percentage of cumulative
interest-bearing liabilities	121.94%	95.82%	125.70%	141.29%	117.75%

(1) The Company may sell investments available for sale with a fair value of $42,059,556 at any time.
(2) Loan totals exclude non-accruing loans amounting to $1,303,717.

GAP ANALYSYS
Community Bancorp. & Subsidiaries
December 31, 2001
Cumulative repriced within:
Dollars in thousands,	3 Months	4 to 12	1 to 3	3 to 5	Over 5
by repricing date	or less	Months	Years	Years	Years	Total

Interest sensitive assets:
Federal funds sold	4,800	0	0	0	0	4,800
Overnight deposits	1,219	0	0	0	0	1,219
Investments -
Available for Sale(1)	3,032	10,256	5,181	5,996	8,049	32,514
Held to Maturity	2,227	18,307	3,458	1,703	14,949	40,644
Restricted equity securities	1,087	0	0	0	138	1,225
Loans(2)	33,333	51,484	44,345	18,306	44,117	191,585
Total interest sensitive assets	45,698	80,047	52,984	26,005	67,253	271,987

Interest sensitive liabilities:
Certificates of deposit	16,296	58,002	15,574	7,634	0	97,506
Money markets	1,167	31,594	0	0	20,000	52,761
Regular savings	0	5,060	0	0	28,000	33,060
Now and super now accounts	0	0	0	0	24,018	24,018
Borrowed funds	0	15	0	30	5,010	5,055
Repurchase agreements	19,834	0	0	0	0	19,834
Subordinated debentures	0	0	0	0	0	0
Total interest sensitive liabilities	37,297	94,671	15,574	7,664	77,028	232,234

Net interest rate sensitivity gap	8,401	(14,624)	37,410	18,341	(9,775)
Cumulative net interest rate
sensitivity gap	8,401	(6,223)	31,187	49,528	39,753
Cumulative net interest rate
sensitivity gap as a
percentage of total assets	2.91%	-2.16%	10.80%	17.16%	13.77%
Cumulative interest sensitivity
gap as a percentage of total
interest-earning assets	3.09%	-2.29%	11.47%	18.21%	14.62%
Cumulative interest earning assets
as a percentage of cumulative
interest-bearing liabilities	122.52%	95.28%	121.14%	131.91%	117.12%

(1) The Company may sell investments available for sale with a fair value of $32,513,513 at any time.
(2) Loan totals exclude non-accruing loans amounting to $1,571,258.

OTHER OPERATING INCOME AND EXPENSES

     Total other operating income for the second quarter of 2002 was $1.2 million compared to $655,609 for the same quarter in 2001, an increase of $516,736 or 79%. Other income reported the biggest increase with figures reported of $936,787 and $193,177, respectively, for the second quarter of 2002 and 2001. Total other operating income for the first six months of 2002 increased by $704,631 or by 61% to a figure of $1.9 million. As mentioned earlier, the Company recognized income of $617,355 through the sale of its trust operations, thereby accounting for the increase for 2002. In addition to the non-recurring income for the sale of the trust operations, income generated through the sale of loans on the secondary market helped to make the first six months of 2002 profitable. A decrease in trust department income is attributable to the sale mentioned above.

     Total other operating expenses for the second quarter comparison periods increased from a figure of almost $2.3 million for 2001 to $2.6 million for 2002, an increase of $344,248, or 15.4%. Other expenses tallied the biggest increase for 2002 versus 2001, reporting an increase of $387,614 or 55.3%. The Company chose to expense the remaining goodwill associated with the acquisition of Liberty Savings Bank. This expense amounted to $245,575 accounting for more than half of the increase in other expense. Miscellaneous loan expenses for the second quarter of 2002 increased $40,462 over the 2001 expenses, accounting for a portion of the increase for the comparison period. Additionally, loss on limited partnership reported expenses of $129,750 for the second quarter of June 2002 compared to $33,000 for the same time period in 2001 accounting for a generous portion of the increase. The Bank invests funds in various non-profit housing projects designed to provide affordable housing for low to moderate-income families. These investments have increased over the past year, resulting in an increase in the loss associated with them. Due to the nature of these investments, the losses are offset with tax savings passed through to the Bank. Figures presented for the first six month indicate an increase of $726,372, or 16.4% for 2002 compared to 2001, with other expenses again accounting for the biggest increase. Expenses totaling $65,253 associated with the newly formed trust company contributed to this increase.

     Management monitors all components of other operating expenses; however, a quarterly review is performed assure that the accruals for these expenses are accurate. This helps alleviate the need to make significant adjustments to these accounts that in turn effect the net income of the Company.

APPLICABLE INCOME TAXES

     Income before taxes of $1.4 million was reported for the second quarter of 2002 compared to $854,602 for the same quarter of 2001, an increase of $531,394 or 62%. Provisions for income taxes increased accordingly from $213,626 to $437,536 for the comparison period. Income before taxes for the first six months of 2002 revealed an increase of $670,019 or 45% with figures of $2.2 million for 2002 versus $1.5 million for 2001. Provisions for income taxes increased $235,530, or by 67%, from $350,648 to $586,178 for the six month comparison periods.

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

CAPITAL RESOURCES

     The Company periodically repurchases its own common stock under a stock buy-back program authorized by the Board of Directors in April, 2000. Under the terms of that authorization, the Company may repurchase from time to time up to 205,000 shares of common stock in open market and privately negotiated transactions, as market conditions may warrant. As of June 30, 2002, the Company has repurchased 151,939 shares at a total cost of approximately $1,721,779 since inception of the program.

     The Company's stockholders' equity, which started the year at $23,446,826, increased through earnings of $1,564,383; sales of common stock of $313,579 through dividend reinvestment and debenture conversions; and $297,780 for other comprehensive income pertaining to the valuation of securities. It decreased $10 for the purchase of treasury stock; $456,074 for the repurchase of stock through the Stock Buyback Plan; and dividends paid totaling $567,682. Additionally, a dividend of $568,649 was paid during the first quarter of 2002 versus a dividend payable at December 31, 2001 of $569,058, thereby increasing Stockholders' equity by $409 ending the first six months of 2002 at $24,599,211 with a book value of $6.94 per share. All stockholders' equity is unrestricted. Additionally, it is noted that an unrealized gain of $324,239 on valuation allowance for securities was reported as of June 30, 2002, compared to an unrealized gain of $26,459 as of December 31, 2001. A review of this activity shows that as the maturity date of the investments gets closer, the market price increases, thereby enhancing unrealized gains.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2002, that the Company meets all capital adequacy requirements to which it is subject.

     As of June 30, 2002, the Company and its Subsidiaries were deemed well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's category.

The Company's actual capital amounts and ratios (000's omitted) are also presented in the table.
					Minimum to be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2002:
Total capital (to risk weighted assets)	$26,194	16.81%	$12,467	8.0%	$15,584	10.0%
Tier I capital (to risk weighted assets)	$24,242	15.56%	$ 6,234	4.0%	$ 9,351	6.0%
Tier I capital (to average assets)	$24,242	8.41%	$11,529	4.0%	$14,412	5.0%

As of December 31, 2001:
Total capital (to risk weighted assets)	$25,071	16.30%	$12,307	8.0%	$15,384	10.0%
Tier I capital (to risk weighted assets)	$23,147	15.05%	$ 6,154	4.0%	$ 9,230	6.0%
Tier I capital (to average assets)	$23,147	8.31%	$11,135	4.0%	$13,919	5.0%

     From time to time the Company may make contributions to the capital of its subsidiary, Community National Bank. At present, regulatory authorities have made no demand on the Company to make additional capital contributions to the Bank's capital.

RECENT ACCOUNTING DEVELOPMENTS

     The FASB recently issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. The new standard also requires identified intangible assets acquired in a business combination be recognized as an asset apart from goodwill if they meet certain criteria. Adoption of SFAS No. 141 has had no material impact on the Company's consolidated financial statements.

     SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. The effect of the adoption of SFAS No. 142 is disclosed in this report in the section labeled "Other Operating Income and Expenses".

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

OTHER EVENTS - TRUST ACTIVITIES

     As noted in the introductory section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, on April 1, 2002, the Bank sold a one-third interest in Partners to each of the National Bank of Middlebury, Middlebury, Vermont and Guaranty Bancorp, the bank holding company parent of Woodsville Guaranty Savings Bank, Woodsville, New Hampshire. The resulting gain of $617,355 before taxes, was booked during the second quarter of 2002. As of such date the Bank retained a one-third ownership interest in Partners and, indirectly, in CFSG, the new trust and investment management company affiliate.

FORWARD-LOOKING STATEMENTS

     The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements about the results of operations, financial condition and business of the Company and its subsidiaries. When used therein, the words "believes," "expects," "anticipates," "intends," "estimates," "plans," "predicts," or similar expressions, indicate that management of the Company is making forward-looking statements.

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

	For the First Six Months Ended:
		2002			2001
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS

Loans (gross)	192,672,960	7,164,227	7.50%	176,781,920	7,737,477	8.83%
Taxable Investment Securities	55,024,064	1,477,241	5.41%	41,557,311	1,249,881	6.07%
Tax Exempt Investment Securities (1)	22,443,921	697,389	6.27%	13,928,202	526,405	7.62%
Federal Funds Sold	1,742,680	15,591	1.80%	2,892,265	76,539	5.34%
Sweep Account	2,152,241	14,583	1.37%	2,843,702	60,924	4.32%
Other Securities	1,286,342	22,732	3.56%	1,238,601	47,494	7.73%
TOTAL	275,322,208	9,391,763	6.88%	239,242,001	9,698,720	8.18%

INTEREST BEARING LIABILITIES

Savings Deposits	35,011,968	241,801	1.39%	30,425,349	336,833	2.23%
NOW & Money Market Funds	80,542,008	1,035,305	2.59%	50,899,673	911,456	3.61%
Time Deposits	98,604,141	1,889,062	3.86%	99,905,631	2,860,338	5.77%
Other Borrowed Funds	5,701,591	164,062	5.80%	6,242,845	159,049	5.14%
Repurchase Agreements	12,681,731	155,125	2.47%	14,479,596	319,824	4.45%
Subordinated Debentures	0	0	0.00%	12,833	706	11.09%
TOTAL	232,541,439	3,485,355	3.02%	201,965,927	4,588,206	4.58%

Net Interest Income		5,906,408			5,110,514
Net Interest Spread(2)			3.86%			3.60%
Interest Differential(3)			4.32%			4.31%

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

			Table B

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income for the first six months of 2002 and 2001 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

INCOME EARNING ASSETS

Loans	(1,269,073)	695,823	(573,250)
Taxable Investment Securities	(177,997)	405,357	227,360
Tax Exempt Investment Securities (2)	(150,798)	321,782	170,984
Federal Funds Sold	(50,687)	(10,261)	(60,948)
Sweep Account	(41,643)	(4,698)	(46,341)
Other Securities	(26,592)	1,830	(24,762)
Total Interest Earnings	(1,716,790)	1,409,833	(306,957)

INTEREST BEARING LIABILITIES

Savings Deposits	(145,752)	50,720	(95,032)
NOW & Money Market Funds	(406,798)	530,647	123,849
Time Deposits	(946,364)	(24,912)	(971,276)
Other Borrowed Funds	20,580	(15,567)	5,013
Repurchase Agreements	(142,678)	(22,021)	(164,699)
Subordinated Debentures	(706)	0	(706)
Total Interest Expense	(1,621,718)	518,867	(1,102,851)

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Incorporated by reference to the section of this report labeled "Risk Management" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

       NONE

ITEM 3. Defaults Upon Senior Securities

       NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders, at the Annual Meeting of Shareholders of Community Bancorp. on May 7, 2002:

To elect four directors to serve until the Annual Meeting of Shareholders in 2005;

To ratify the selection of the independent public accounting firm of A.M. Peisch & Company, LLP as the Corporation's external auditors for the fiscal year ending December 31, 2002;

The results are as follows:
			AUTHORITY
			WITHHELD/	BROKER
MATTER	FOR	AGAINST	ABSTAIN	NON-VOTE
Election of Directors:
Thomas E. Adams	2,629,400.5979	556.8922	11,231.8015	-0-
Jacques R. Couture	2,616,227.4901	13,730.0000	11,231.8015	-0-
Richard C. White	2,629,852.4901	105.0000	11,231.8015	-0-
Selection of Auditors
A.M. Peisch & Company, LLP	2,613,682.6962	12,758.0000	14,748.5954	-0-

ITEM 5. Other Information
        NONE

ITEM 6 Exhibits and Reports on Form 8-K

Exhibits

Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K

Form 8-K dated April 5, 2002, announcing the Company's earnings and other financial information for the period ending March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has
Duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: August 14, 2002	By: /s/Richard C. White
Richard C. White, President

DATED: August 14, 2002	By: /s/Stephen P. Marsh
Stephen P. Marsh,
Vice President & Treasurer