Form 10-Q
period 2002-09-30
COMMUNITY BANCORP /VT
filed 2002-11-14
CIK 718413

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002
Commission File Number 000-16435

COMMUNITY BANCORP.

(Exact Name of Registrant as Specified in its Charter)
Vermont	03-0284070
(State of Incorporation)	(IRS Employer Identification Number)

Derby Road, Derby, Vermont	05829
(Address of Principal Executive Offices)	(zip code)

Registrant's Telephone Number: (802) 334-7915

Not Applicable
Former Name, Former Address and Formal Fiscal Year
(If Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ( X )  No (  )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ( )  No (X)

At October 21, 2002 there were 3,558,088 shares outstanding of the Corporation's common stock.

Total Pages - 24 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and subsidiaries, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Balance Sheets
( Unaudited )	September 30	December 31
	2002	2001

Assets
Cash and due from banks	$7,071,316	$8,681,237
Federal funds sold and overnight deposits	3,491,442	6,019,178
Total cash and cash equivalents	10,562,758	14,700,415
Securities held-to-maturity (fair value $43,530,784 at
09/30/02 and $40,967,678 at 12/31/01)	43,115,826	40,644,481
Securities available-for-sale	39,608,249	32,513,512
Restricted equity securities	1,309,050	1,224,650
Loans held-for-sale	1,932,085	3,113,466
Loans	198,723,184	190,042,381
Allowance for loan losses	(2,160,615)	(2,007,408)
Unearned net loan fees	(926,355)	(951,194)
Net loans	195,636,214	187,083,779
Bank premises and equipment, net	4,913,970	4,867,413
Accrued interest receivable	1,989,308	1,744,133
Other real estate owned, net	70,259	60,000
Other assets	3,357,966	2,726,075
Total assets	$302,495,685	$288,677,924

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Demand, non-interest bearing	33,506,566	30,724,508
NOW and money market accounts	79,734,915	76,779,687
Savings	36,709,057	33,059,937
Time deposits, $100,000 and over	20,996,882	18,017,850
Other time deposits	81,385,044	79,487,551
Total deposits	$252,332,464	$238,069,533

Federal funds purchased and other borrowed funds	10,055,000	5,055,000
Repurchase agreements	11,412,361	19,833,510
Accrued interest and other liabilities	3,255,838	2,272,055
Subordinated convertible debentures	0	1,000
Total liabilities	$277,055,663	$265,231,098

Stockholders' Equity
Common stock - $2.50 par value; 6,000,000 shares
authorized and 3,740,321 shares issued at 09/30/02
and 3,706,674 shares issued at 12/31/01	9,350,804	9,266,686
Additional paid-in capital	13,801,967	13,412,012
Retained earnings	3,690,623	2,459,827
Accumulated other comprehensive income	770,872	26,459
Less: treasury stock, at cost; 182,233 shares at 09/30/02
and 150,065 at 12/31/01	(2,174,244)	(1,718,158)
Total stockholders' equity	$25,440,022	$23,446,826
Total liabilities and stockholders' equity	$302,495,685	$288,677,924

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Income
( Unaudited )

For The Third Quarter Ended September 30,	2002	2001	2000

Interest income
Interest and fees on loans	$3,629,054	$3,907,199	$3,792,690
Interest on debt securities
Taxable	688,153	530,724	723,755
Tax-exempt	268,321	195,473	253,539
Dividends	13,271	17,594	21,468
Interest on federal funds sold and overnight deposits	6,130	82,911	23,047
Total interest income	$4,604,929	$4,733,901	$4,814,499

Interest expense
Interest on deposits	1,490,071	1,894,359	2,004,156
Interest on borrowed funds	94,741	61,078	257,465
Interest on repurchase agreements	63,318	129,872	132,335
Interest on subordinated debentures	0	0	550
Total interest expense	$1,648,130	$2,085,309	$2,394,506

Net interest income	2,956,799	2,648,592	2,419,993
Provision for loan losses	(50,000)	(60,000)	(63,000)
Net interest income after provision	$2,906,799	$2,588,592	$2,356,993

Other operating income
Trust department income	0	98,178	93,811
Service fees	254,201	231,313	210,869
Security gains (losses)	27,663	10,095	(7,275)
Other	449,299	215,218	152,869
Total other operating income	$731,163	$554,804	$450,274

Other operating expenses
Salaries and wages	890,892	890,960	778,804
Pension and other employee benefits	268,741	238,195	207,918
Occupancy expenses, net	440,423	390,090	354,521
Trust department expenses	40,000	43,973	23,168
Other	954,796	713,517	612,353
Total other operating expenses	$2,594,852	$2,276,735	$1,976,764

Income before income taxes	1,043,110	866,661	830,503
Applicable income taxes	241,901	211,794	198,155
Net Income	$801,209	$654,867	$632,348

Earnings per share on weighted average	$0.23	$0.18	$0.18
Weighted average number of common shares
used in computing earnings per share	3,558,088	3,550,607	3,531,062
Dividends declared per share	$0.16	$0.16	$0.16
Book value per share on shares outstanding	$7.15	$6.66	$6.47

Per share data for 2000 restated to reflect a 5% stock dividend paid on February 1, 2001.

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Income
( Unaudited )

For the Nine Months Ended September 30,	2002	2001	2000

Interest income
Interest and fees on loans	$10,793,281	$11,644,676	$10,618,741
Interest on debt securities
Taxable	2,165,620	1,782,306	2,122,340
Tax-exempt	728,598	542,900	556,898
Dividends	35,777	63,387	63,927
Interest on federal funds sold and overnight deposits	36,304	220,374	87,219
Total interest income	$13,759,580	$14,253,643	$13,449,125

Interest expense
Interest on deposits	4,656,238	6,002,986	5,560,791
Interest on borrowed funds	258,803	220,127	403,319
Interest on repurchase agreements	218,443	449,696	272,022
Interest on subordinated debentures	0	706	1,650
Total interest expense	$5,133,484	$6,673,515	$6,237,782

Net interest income	8,626,096	7,580,128	7,211,343
Provision for loan losses	(276,000)	(240,000)	(321,000)
Net interest income after provision	$8,350,096	$7,340,128	$6,890,343

Other operating income
Trust department income	109,826	307,073	251,314
Service fees	713,897	681,363	596,786
Security gains (losses)	31,311	164,534	(18,782)
Other	1,741,190	562,264	541,845
Total other operating income	2,596,224	1,715,234	1,371,163

Other operating expenses
Salaries and wages	2,710,606	2,529,294	2,231,405
Pension and other employee benefits	792,538	718,360	668,870
Occupancy expenses, net	1,215,703	1,207,409	1,080,981
Trust department expenses	135,985	108,042	73,511
Other	2,897,816	2,145,054	1,902,705
Total other operating expenses	$7,752,648	$6,708,159	$5,957,472

Income before income taxes	3,193,672	2,347,203	2,304,034
Applicable income taxes	828,080	562,442	589,397
Net Income	$2,365,592	$1,784,761	$1,714,637

Earnings per share on weighted average	$0.67	$0.50	$0.48
Weighted average number of common shares
used in computing earnings per share	3,554,960	3,541,442	3,549,489
Dividends declared per share	$0.48	$0.48	$0.48
Book value per share on shares outstanding	$7.15	$6.66	$6.47
Per share data for 2000 restated to reflect a 5% stock dividend paid on February 1, 2001.

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
( Unaudited )
For the Nine Months Ended September 30,	2002	2001	2000

Reconciliation of Net Income to Net Cash Provided
by Operating Activities:
Net Income	$2,365,592	$1,784,761	$1,714,637
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and amortization	677,567	458,273	448,650
Provision for loan losses	276,000	240,000	321,000
Provision (Credit) for deferred income taxes	43,874	(115,211)	(6,193)
Gain on sale of loans	(336,143)	(85,040)	(24,772)
Securities (gain) losses	(31,310)	(164,534)	18,782
Gain on sales of OREO	(32,472)	(15,955)	(56,594)
OREO writedowns	0	0	6,883
Amortization of bond premium, net	233,639	74,834	133,604
Proceeds from sales of loans held for sale	28,547,971	7,641,571	2,008,907
Originations of loans held for sale	(27,030,447)	(7,663,163)	(1,950,212)
(Decrease) increase in taxes payable	(39,518)	38,505	96,554
(Increase) decrease in interest receivable	(245,175)	146,889	(595,206)
(Increase) decrease in mortgage service rights	(157,138)	(5,274)	22,361
(Decrease) increase in other assets	(181,385)	3,247	(117,218)
(Decrease) increase in unamortized loan fees	(24,839)	34,468	36,303
(Decrease) increase in interest payable	(35,641)	(115,272)	89,505
Increase (decrease) in accrued expenses	510,577	162,670	(16,846)
Increase in other liabilities	334,897	85,643	79,575
Net cash provided by operating activities	4,876,049	2,506,412	2,209,720

Cash Flows from Investing Activities:
Investments - held to maturity
Maturities and paydowns	19,512,632	23,849,227	9,586,421
Purchases	(21,996,283)	(23,772,217)	(31,799,200)
Investments - available for sale
Sales and maturities	11,060,000	13,170,168	9,987,892
Purchases	(17,216,861)	(6,285,878)	0
Purchase of restricted equity securities	(84,400)	(83,000)	0
Investment in limited partnership, net	(189,488)	(20,388)	(4,078)
Increase in loans, net	(9,079,570)	(8,486,918)	(20,073,351)
Capital expenditures, net	(472,838)	(624,105)	(724,791)
Recoveries of loans charged off	94,192	119,974	113,377
Proceeds from sales of other real estate owned	203,995	222,702	563,551
Net cash (used in) provided by investing activities	(18,168,621)	(1,910,435)	(32,350,179)

Cash Flows from Financing Activities:
Net increase in demand, NOW, money market
and savings accounts	9,386,406	11,789,857	1,377,014
Net increase in certificates of deposit	4,876,525	2,530,092	4,538,532
Net (decrease) increase in short-term borrowings
and repurchase agreements	(8,421,149)	2,621,438	10,820,543
Net increase (decrease) in borrowed funds	5,000,000	(537,000)	13,000,000
Payments to acquire treasury stock	(456,086)	(259,349)	(758,212)
Debentures redeemed for cash	0	(12,000)	0
Dividends paid	(1,230,781)	(1,162,083)	(988,895)
Net cash provided by financing activities	9,154,915	14,970,955	27,988,982

Net (decrease) increase in cash and cash equivalent	(4,137,657)	15,566,932	(2,151,477)
Cash and cash equivalents:
Beginning	14,700,415	6,110,527	12,716,144
Ending	$10,562,758	$21,677,459	$10,564,667

Supplemental Schedule of Cash Paid During the Year
Interest	$5,169,125	$6,788,787	$6,148,277
Income taxes	$823,724	$639,149	$499,038

Supplemental Schedule of Noncash Investing and Financing Activities:
Net change in securities valuation	$1,127,899	$308,053	$168,803
OREO acquired in settlements of loans	$181,782	$214,181	$376,915
Debentures converted to common stock	$1,000	$6,000	$0
Stock dividends	$0	$1,803,162	$0

Dividends Paid
Dividends declared	$1,134,795	$1,130,498	$1,081,410
Decrease in dividends payable	569,058	536,926	537,361
Dividends reinvested	(473,072)	(505,341)	(629,876)
	$1,230,781	$1,162,083	$988,895

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND CONSOLIDATION

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

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

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

     The FASB has also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. The provisions of SFAS No. 144 are effective for the Company's fiscal year ending December 31, 2002. The Company is currently assessing the financial statement impact of this pronouncement and does not believe that the statements will have a material adverse effect upon its financial condition or the results of operations.

NOTE 3. EARNINGS PER SHARE

Earnings per common share amounts are computed based on the weighted average number of shares of common stock outstanding during the period (retroactively adjusted for stock splits and stock dividends) and reduced for shares held in treasury. The assumed conversion of subordinated debentures does not result in material dilution.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Nine Months Ended September 30, 2002

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

OVERVIEW

     Community Bancorp. (the "Company") is a bank holding company headquartered in Derby, Vermont, which has one operating commercial bank subsidiary, Community National Bank (the "Bank"). The Bank is a commercial banking institution, which offers a full range of retail banking services to residents and businesses in northeastern and north central Vermont. The Bank has eight offices, five of which are located in Orleans County, one in Essex County, one in Caledonia County and the newest office, located in Washington County.

     The Company also owns all of the stock of Liberty Savings Bank ("Liberty"), an inactive New Hampshire guaranty savings bank charter. Liberty has no substantial assets and does not have any offices or deposit taking authority and there are currently no plans to activate this charter.

     Prior to March 31, 2002 Community National Bank operated a trust department through which it offered personal fiduciary services. As of such date, the Bank transferred its trust operations to a newly formed Vermont-chartered nondepository trust and investment management affiliate, Community Financial Services Group, LLC based in Newport, Vermont ("CFSG"). The Bank's ownership interest in CFSG is held indirectly, through Community Financial Services Partners, LLC, a Vermont limited liability company ("Partners"), which owns 100% of the limited liability company equity interests of CFSG. On April 1, 2002, the Bank sold a one-third interest in Partners to each of the National Bank of Middlebury, in Middlebury, Vermont and Guaranty Bancorp, Inc., the bank holding company parent of Woodsville Guaranty Savings Bank, Woodsville, New Hampshire. As of such date the Bank retained a one-third ownership interest in Partners and, indirectly, in CFSG. Partners and CFSG are not consolidated subsidiaries of the Company.

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

RESULTS OF OPERATIONS

     Net income for the third quarter ended September 30, 2002 was $801,209, representing an increase of 22.4% and 26.7%, respectively, over the net income figures of $654,867 for the third quarter ended September 30, 2001, and $632,348 for the same period in 2000. The results of this are earnings per share of $0.23 for the third quarter of 2002 and $0.18 for each of 2001 and 2000. The third quarter of 2002 was profitable due in part to a decrease in interest expense, as well as an increase in non interest income attributable to the heavy volume of loans sold into the secondary market. Net income of $2.4 million for the first nine months of 2002 resulted in increases 32.5% and 38%, respectively compared to $1.8 million for the same period in 2001 and $1.7 million in 2000. Earnings per share of $0.67, $0.50, and $0.48, respectively, were reported for 2002, 2001, and 2000. The first nine months of 2002 have been very profitable compared to 2001 and 2000, due to the issues mentioned above as well as income of $617,355 generated through the sale of the Bank's trust operations mentioned above, and in the previous 10-Q report filed for June 30, 2002. As a result of a 5% stock dividend paid in February 2001, all per share information for 2000 cited in this report has been restated. The Company paid a cash dividend of $0.16 per share August 1, 2002 to shareholders of record as of July 15, 2002.

     Net interest income, the difference between interest income and expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, and rate sensitivity of earning assets as well as by interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets. Tables A and B at the end of this narrative provide a visual comparison for each period. Figures presented on these two reports are consolidated and are stated on a tax equivalent basis assuming a federal tax rate of 34%.

     Net interest income for the third quarter comparison period was almost $3 million for 2002 compared to $2.6 million for 2001, resulting in an increase of 11.6%. Total interest income for the third quarter decreased $128,972 or by 2.7% from $4.7 million in 2001 to $4.6 million in 2002. Interest expense decreased $437,179 or by almost 21% from $2.1 million in 2001 to $1.6 million in 2002. A review of the third quarter figures for interest earned on loans, the major source of interest income, reveals a decrease of $278,145 or 7.1% for 2002 compared to 2001. In comparison, interest paid on deposits, the major source of interest expense, shows a decrease of $404,288 or 21.3% for the same comparison period. Net interest income for the nine months comparison period was $8.6 million for 2002 compared to $7.6 million for 2001, an increase of $1.0 million or 13.8%. Total interest income for the first nine months of 2002 decreased $494,063, or 3.5%, from $14.3 million to $13.8 million. These figures convert to tax equivalent interest income of $14.1 million and $14.5 million for the first nine months of 2002 and 2001, respectively. Although a substantial increase is noted in the average volume of loans compared to the first nine months of 2001, a decrease of 127 basis points is noted in the average yield, contributing to the decrease in income. In comparison, an increase is noted in the average volume of interest bearing accounts, while the rate paid on these accounts has decreased 145 basis points, with time deposits accounting for most of the decrease in interest expense. As a result of these changes, the tax equivalent spread for the first nine months increased 17 basis points to 3.85% for 2002 versus 3.68% for 2001.

CHANGES IN FINANCIAL CONDITION

     The Company had total average assets of $291 million at September 30, 2002 and $259 million at December 31, 2001. Average earning assets were $279 million for the period ended September 30, 2002, including average loans of $194 million and average investment securities of $81 million. Average earning assets were $249 million for the year ended December 31, 2001 including average loans of $182 million and average investment securities of $58 million. An increase in available for sale agencies as well as municipal investments accounts for a substantial portion of the increase in investment securities.

     Average interest bearing liabilities at September 30, 2002 were $235 million, with average time deposits reported totaling $99 million and NOW & money market funds of $80 million. At December 31, 2001, average interest bearing liabilities of just over $209 million were reported including average time deposits of $99 million and NOW & money market funds at $57 million. An increase in municipal deposits, from the new collateralized deposit product as discussed below, accounts for most of the increase in NOW & money market funds, as well as the decrease in repurchase agreements.

RISK MANAGEMENT

Liquidity Risk - Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Other time deposits increased almost $2 million as of the end of the first nine months of 2002, while time deposits greater than $100,000 increased $3 million. A review of these deposits indicates that they are primarily generated locally and regionally and are established customers of the Company. The Company has no brokered deposits. Competitive time deposit rates and offerings have helped to increase these funds. Now and money market funds increased $3 million from December 31, 2001 to end the first nine months of 2002 to a balance of $79.7 million. The Company began offering a new interest bearing collateralized deposit account to its municipal account holders during the last part of 2001. This account has been well received during 2002, contributing to the increase in NOW and money market funds. Savings accounts increased $3.6 million for the first nine months of 2002, despite the less than favorable rates. The Company's in house loan portfolio has increased $8.7 million over the last nine months, and the investment portfolio increased $9.6 million for the same time period. As of September 30, 2002, the Company held in its investment portfolio securities classified as "Available for Sale" at a fair value of $39.6 million, compared to $32.5 million as of December 31, 2001, an increase of $7.1 million or 22%. Securities classified as "Held to Maturity" ended the first nine months of 2002 at a book value of just over $43 million compared to almost $41 million as of the end of the 2001 calendar year. Both of these types of investments mature at monthly intervals as shown on the gap report at the end of this section. Securities classified as "Restricted Equity Securities" are made up of equity securities the Company is required to maintain in the form of Federal Home Loan Bank of Boston (FHLB) and Federal Reserve Bank stock. FHLB stock increased $84,400, increasing the combined stock balance to $1.3 million as of September 30, 2002.

     The Company has a credit line with FHLB with an available balance of $4.3 million. Interest is chargeable at a rate determined daily of approximately 25 basis points higher than the rate paid on fed funds sold. Additional borrowing capacity of approximately $103 million is available through the FHLB, which is secured by the Company's qualifying loan and investment portfolio. As of September 30, 2002, the Company has advances of just over $10 million against the $103 million in borrowing authority at FHLB, with no advances against the $4.3 million. Under a separate agreement, the Bank has the authority to collateralize public unit deposits, up to its FHLB borrowing capacity ($103 million less outstanding advances) with letters of credit issued by FHLB. At September 30, 2002, approximately $31 million was pledged as collateral for these deposits. Interest is charged to the Bank quarterly based on the average daily balance outstanding on these collateralized deposits at a rate of 20 basis points. At September 30, 2002, an average daily balance of approximately $3.8 million was reported.

Credit Risk - A primary concern of management is to reduce the exposure of credit loss within the portfolio. Management follows established underwriting guidelines, and any exceptions to policy must be approved by a lender with higher authority than the lender originating the loan. The adequacy of the loan loss coverage is reviewed quarterly by the risk management committee of the Board of Directors. This committee meets to discuss, among other matters, potential exposures, historical loss experience, and overall economic conditions. Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency. A variety of loans are reviewed periodically by an independent firm in order to assure accuracy of the Banks internal risk ratings and compliance with various internal policies and procedures, as well as those set by the regulatory authorities. The Bank also employs a Credit Administration Officer whose duties include, among others, a review of the loan portfolio including delinquent and non-performing loans.

     Specific allocations are made in situations management believes may represent a greater risk for loss. A quarterly review of various qualitative factors, including levels of, and trends in, delinquencies and non-accruals and national and local economic trends and conditions, helps to ensure that areas with potential risk are noted and coverage increased or decreased to reflect the trends in delinquencies and non-accruals. Residential first mortgage loans make up the largest part of the loan portfolio and have the lowest historical loss ratio helping to alleviate the overall risk.
The following table reflects the composition of the Company's loan portfolio for nine months ended September 30:

	2002		2001		2000
(Dollars in Thousands)	Total	% of	Total	% of	Total	% of
	Loans	Total	Loans	Total	Loans	Total
Real Estate Loans
Construction & Land
Development	7,404	3.69%	3,060	1.65%	1,356	0.79%
Farm Land	2,659	1.33%	2,767	1.49%	3,216	1.86%
1-4 Family Residential	116,906	58.26%	111,050	59.81%	104,548	60.59%
Commercial Real Estate	33,041	16.47%	31,559	17.00%	28,471	16.50%
Loans to Finance
Agricultural Production	390	0.19%	465	0.25%	601	0.35%
Commercial & Industrial	15,503	7.73%	12,709	6.84%	13,854	8.03%
Consumer Loans	24,202	12.06%	23,883	12.86%	20,325	11.78%
All Other Loans	550	0.27%	192	0.10%	183	0.10%
Gross Loans	200,655	100%	185,685	100%	172,554	100%
Less:
Reserve for Loan Losses	(2,161)	-1.08%	(1,936)	-1.04%	(1,761)	-1.02%
Deferred Loan Fees	(926)	-0.46%	(985)	-0.53%	(927)	-0.54%
Net Loans	197,568	98.46%	182,764	98.43%	169,866	98.44%

Allowance for loan losses and provisions - The valuation allowance for loan losses of $2.2 million as of September 30, 2002 composed 1.1% of the total gross loan portfolio. As of such date, the Company maintained a residential loan portfolio of approximately $117 million and a commercial real estate portfolio of approximately $43 million. The total portfolio of approximately $160 million of real estate secured mortgages accounted for almost 80% of the total loan portfolio at September 30, 2002, and together with the low historical loan loss experience in these portfolios, helps to support the Company's basis for loan loss coverage.

The following table summarizes the Company's loan loss experience for the nine months ended September 30,

(Dollars in Thousands)	2002	2001	2000

Loans Outstanding End of Period	200,655	185,685	172,554
Ave. Loans Outstanding During Period	194,279	178,925	161,838

Loan Loss Reserve, Beginning of Period	2,008	1,797	1,715
Loans Charged Off:
Real Estate	55	40	167
Commercial	0	1	15
Consumer	162	180	206
Total	217	221	388
Recoveries:
Real Estate	3	4	12
Commercial	4	5	11
Consumer	87	111	90
Total	94	120	113
Net Loans Charged Off	123	101	275
Provision Charged to Income	276	240	321
Loan Loss Reserve, End of Period	2,161	1,936	1,761

     Non-Performing assets for the company are made up of three different types of loans, "90 Days or More Past Due", "Other Real Estate Owned" (OREO), and "Non-Accruing Loans". A comparison of these non-performing assets reveals a decrease for the first nine months of 2002 in non-accruing loans of $329,642, while an increase of $333,504 is noted in loans 90 days or more past due, and the Company's OREO portfolio increased $10,259 compared to the respective totals at December 31, 2001. The portfolio of non-accruing loans makes up the biggest portion of the non-performing assets and, as of September 30, 2002, $1.22 million or 98% were real estate secured mortgage loans, thereby reducing the exposure to loss.

Non-performing assets as of September 30, 2002 and December 31, 2001 were as follows:
	09/30/2002	12/31/2001

Non-Accruing loans	$1,241,616	$1,571,258
Loans past due 90 day or more and still accruing	392,759	59,255
Other real estate owned	70,259	60,000
Total	$1,704,634	$1,690,513

     Other real estate owned is made up of property that the Company has acquired by deed in lieu of foreclosure or through normal foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. The value of the property is determined prior to transferring the balance to other real estate owned. The balance transferred to OREO is the lesser of the appraised value of the property, less cost to sell, or the book value of the loan. A write-down may be deemed necessary to bring the book value of the loan equal to the appraised value. Appraisals are then done periodically thereafter charging any additional write-downs to the appropriate expense account.

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

     The following tables set forth the estimated maturity or repricing of the Company's interest earning assets and interest-bearing liabilities at September 30, 2002, and December 31, 2001. The Company prepares its interest rate sensitivity "gap" analysis by scheduling assets and liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual term of the assets and liabilities, except that:

Adjustable-rate loans and certificates of deposit are included in the period when they are first scheduled to adjust and not in the period in which they mature;
Fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments;
and,

NOW, money markets, and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on studies by the Company of the sensitivity of each such category of deposit, to changes in interest rates.

     Management believes that these assumptions approximate actual experience and considers them reasonable. However, the interest rate sensitivity of the Company's assets and liabilities in the tables could vary substantially if different assumptions were used or actual experience differs from the historical experiences on which the assumptions are based.

GAP ANALYSYS
Community Bancorp. & Subsidiaries
September 30, 2002
Cumulative repriced within:
Dollars in thousands,	3 Months	4 to 12	1 to 3	3 to 5	Over 5
by repricing date	or less	Months	Years	Years	Years	Total

Interest sensitive assets:
Federal funds sold	875	0	0	0	0	875
Overnight deposits	2,616	0	0	0	0	2,616
Investments -
Available for Sale(1)	3,016	0	11,562	15,603	9,427	39,608
Held to Maturity	7,949	18,829	3,655	5,821	6,862	43,116
Restricted equity securities	1,171	0	0	0	138	1,309
Loans(2)	44,192	44,853	47,760	16,688	45,920	199,413
Total interest sensitive assets	59,819	63,682	62,977	38,112	62,347	286,937

Interest sensitive liabilities:
Certificates of deposit	25,390	37,366	23,355	16,271	0	102,382
Money markets	6,328	25,009	0	0	24,000	55,337
Regular savings	0	6,709	0	0	30,000	36,709
Now and super now accounts	0	0	0	0	24,398	24,398
Borrowed funds	5,015	0	0	0	5,040	10,055
Repurchase agreements	11,412	0	0	0	0	11,412
Total interest sensitive liabilities	48,145	69,084	23,355	16,271	83,438	240,293

Net interest rate sensitivity gap	11,674	(5,402)	39,622	21,841	(21,091)
Cumulative net interest rate
sensitivity gap	11,674	6,272	45,894	67,735	46,644
Cumulative net interest rate
sensitivity gap as a
percentage of total assets	3.86%	2.07%	15.17%	22.39%	15.42%
Cumulative interest sensitivity
gap as a percentage of total
interest-earning assets	4.07%	2.19%	15.99%	23.61%	16.26%
Cumulative interest earning assets
as a percentage of cumulative
interest-bearing liabilities	124.25%	105.35%	132.65%	143.18%	119.41%

(1) The Company may sell investments available for sale with a fair value of $39,608,249 at any time.
(2) Loan totals exclude non-accruing loans amounting to $1,241,616.

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

OTHER OPERATING INCOME AND EXPENSES

     Total other operating income for the third quarter of 2002 was $731,163 compared to $554,804 for the same quarter in 2001, an increase of $176,359 or 31.8%. Other income reported the biggest increase with figures reported of $449,299 and $215,218, respectively, for the third quarter of 2002 and 2001. No income was generated through the trust department for the third quarter of 2002 due to the sale of the trust operations mentioned previously. Total other operating income for the first nine months of 2002 increased by $880,990 or by 51.4% to a figure of $2.6 million. As mentioned earlier, the Company recognized income of $617,355 through the sale of a 2/3 interest in its trust operations, thereby accounting for most of the increase for 2002. The Company continues to experience a heavy loan volume, both in house loans and loans sold on the secondary market helping to make the first nine months of 2002 very profitable.

     Total other operating expenses for the third quarter comparison periods increased from a figure of $2.3 million for 2001 to $2.6 million for 2002, an increase of $318,117, or 14%. Other expenses tallied the biggest increase for 2002 versus 2001, reporting an increase of $241,279 or almost 34%. Additional expenses were booked during the third quarter of 2002 in connection with the Company's involvement in non-profit housing projects. The Company continues to invest generously in these projects, resulting in an increase in the losses associated with them. Due to the nature of these investments, the losses are offset with tax savings passed through to the Bank. Total other operating expense figures presented for the first nine months indicate an increase of just over $1 million or 15.6% for 2002 compared to 2001, with other expenses again accounting for the biggest increase. The Company chose to expense the remaining goodwill associated with the acquisition of Liberty Savings Bank during the second quarter of 2002. This expense amounted to $245,575 accounting for a substantial portion of the increase in other expense.

     Management monitors all components of other operating expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate. This helps alleviate the need to make significant adjustments to these accounts that in turn effect the net income of the Company.

APPLICABLE INCOME TAXES

     Income before taxes of just over $1 million was reported for the third quarter of 2002 compared to $866,661 for the same quarter of 2001, an increase of $176,449 or 20.4%. Provisions for income taxes increased accordingly from $211,794 to $241,901 for the comparison period. Income before taxes for the first nine months of 2002 revealed an increase of $846,469 or 36.1% with figures of $3.2 million for 2002 versus $2.4 million for 2001. Provisions for income taxes increased $265,638, or by 47.2%, from $562,442 to $828,080 for the nine month comparison periods, with taxes of approximately $210,000 resulting from the sale of the Banks trust operations.

EFFECTS OF INFLATION

     Rates of inflation affect the reported financial condition and results of operations of all industries, including the banking industry. The effect of monetary inflation is generally magnified in bank financial and operating statements. As costs and prices rise during periods of monetary inflation, cash and credit demands of individuals and businesses increase, and the purchasing power of net monetary assets declines. The Company depends primarily on a strong net interest income to enable it to maintain its purchasing power.

CAPITAL RESOURCES

     The Company periodically repurchases its own common stock under a stock buyback program initially authorized by the Board of Directors in April, 2000. Under the terms of the stock buyback, the Company may repurchase shares of its common stock from time to time in open market purchases and privately negotiated transactions, as market conditions may warrant. The initial authorization for the repurchase of up to 205,000 shares of common stock was extended by the Board of Directors on October 15, 2002 to cover an additional 200,000 shares, with an aggregate limit for such additional share repurchases of $3.5 million. As of September 30, 2002 the Company had repurchased 151,939 shares at a total cost of approximately $1,721,779 since the inception of the program.

     The Company's stockholders' equity, which started the year at $23,446,826, increased through earnings of $2,365,592; sales of common stock of $474,072 through dividend reinvestment and debenture conversions; and $744,413 for other comprehensive income pertaining to the valuation of securities. It decreased $13 for the purchase of treasury stock; $456,073 for the repurchase of stock through the stock buyback program; and payment of dividends totaling $1,135,204. Additionally, a dividend of $568,649 was paid during the first quarter of 2002 versus a dividend payable at December 31, 2001 of $569,058, thereby increasing Stockholders' equity by $409 ending the first nine months of 2002 at $25,440,022 with a book value of $7.15 per share. All stockholders' equity is unrestricted. It is further noted that an unrealized gain of $770,872 on valuation allowance for securities was reported as of September 30, 2002, compared to an unrealized gain of $26,459 as of December 31, 2001. The Company's portfolio of available for sale US Government Agencies has increased $10 million for the first nine months of 2002, with a valuation allowance of $698,944 compared to a loss of $23,514 at December 31, 2001, accounting for most of the increase in the valuation allowance. A review of this activity shows that as the maturity date of the investments gets closer, the market price increases, thereby enhancing unrealized gains.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2002, that the Company meets all capital adequacy requirements to which it is subject.

     As of September 30, 2002, the Company and its Subsidiaries were deemed well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's category.

The Company's actual capital amounts and ratios (000's omitted) are also presented in the table.
					Minimum to be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2002:
Total capital (to risk weighted assets)	$26,686	16.23%	$13,156	8.0%	$16,445	10.0%
Tier I capital (to risk weighted assets)	$24,632	14.98%	$ 6,578	4.0%	$ 9,867	6.0%
Tier I capital (to average assets)	$24,632	8.26%	$11,932	4.0%	$14,916	5.0%

As of December 31, 2001:
Total capital (to risk weighted assets)	$25,071	16.30%	$12,307	8.0%	$15,384	10.0%
Tier I capital (to risk weighted assets)	$23,147	15.05%	$ 6,154	4.0%	$ 9,230	6.0%
Tier I capital (to average assets)	$23,147	8.31%	$11,135	4.0%	$13,919	5.0%

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

	For the First Nine Months Ended:
		2002			2001
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS

Loans (gross)	194,278,555	10,793,281	7.43%	178,924,798	11,644,676	8.70%
Taxable Investment Securities	54,795,702	2,165,394	5.28%	38,805,669	1,749,038	6.03%
Tax Exempt Investment Securities (1)	24,975,765	1,103,936	5.91%	14,877,193	822,575	7.39%
Federal Funds Sold	1,448,571	18,585	1.72%	3,533,333	120,306	4.55%
Sweep Account	1,825,113	17,719	1.30%	3,823,905	100,068	3.50%
Other Securities	1,293,994	36,003	3.72%	2,004,822	96,656	6.45%
TOTAL	278,617,700	14,134,918	6.78%	241,969,720	14,533,319	8.03%

INTEREST BEARING LIABILITIES

Savings Deposits	35,563,926	355,295	1.34%	31,116,558	504,680	2.17%
NOW & Money Market Funds	79,904,932	1,513,106	2.53%	53,040.767	1,370,437	3.45%
Time Deposits	99,250,079	2,787,837	3.76%	99,766,691	4,127,869	5.53%
Other Borrowed Funds	7,393,392	258,803	4.68%	5,842,546	220,127	5.04%
Repurchase Agreements	12,430,557	218,443	2.35%	14,147,424	449,696	4.25%
Subordinated Debentures	0	0	0.00%	11,000	706	8.58%
TOTAL	234,542,886	5,133,484	2.93%	203,924,986	6,673,515	4.38%

Net Interest Income		9,001,434			7,859,804
Net Interest Spread(2)			3.85%			3.65%
Interest Differential(3)			4.32%			4.34%

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

			Table B

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income for the first nine months of 2002 and 2001 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

INCOME EARNING ASSETS

Loans	(1,850,483)	999,088	(851,395)
Taxable Investment Securities	(304,812)	721,168	416,356
Tax Exempt Investment Securities (2)	(276,819)	558,180	281,361
Federal Funds Sold	(74,901)	(26,820)	(101,721)
Sweep Account	(62,914)	(19,435)	(82,349)
Other Securities	(40,875)	(19,778)	(60,653)
Total Interest Earnings	(2,610,804)	2,212,403	(398,401)

INTEREST BEARING LIABILITIES

Savings Deposits	(221,568)	72,183	(149,385)
NOW & Money Market Funds	(550,537)	693,206	142,669
Time Deposits	(1,325,503)	(14,529)	(1,340,032)
Other Borrowed Funds	(19,785)	58,461	38,676
Repurchase Agreements	(201,076)	(30,177)	(231,253)
Subordinated Debentures	(706)	0	(706)
Total Interest Expense	(2,319,175)	779,144	(1,540,031)

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

ITEM 4. Controls and Procedures

Pursuant to Securities Exchange Act Rule 13a-15(b), within ninety days prior to the date of this Report, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls subsequent to the date of the evaluation referred to above through the date of filing of this report, nor have there been any corrective actions required in regard to significant deficiencies and material weaknesses.

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

       NONE

ITEM 3. Defaults Upon Senior Securities

       NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

        NONE

ITEM 5. Other Information
        NONE

ITEM 6 Exhibits and Reports on Form 8-K

Exhibits

Exhibit 99.1 - Certification from the Chief Executive Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.1 - Certification from the Chief Financial Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

Form 8-K dated July 5, 2002, announcing the Company's earnings and other financial information for the period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: November 13, 2002	By: /s/Richard C. White
Richard C. White, President

DATED: November 13, 2002	By: /s/Stephen P. Marsh
Stephen P. Marsh,
Vice President & Treasurer

FORM 10-Q CERTIFICATIONS

I, Richard C. White, President and Chief Executive Officer, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Community Bancorp.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/Richard C. White

President and Chief Executive Officer

I, Stephen P. Marsh, Treasurer and Chief Financial Officer, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Community Bancorp.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/Stephen P. Marsh

Treasurer and Chief Financial Officer