Form 10-K
period 2002-12-31
COMMUNITY BANCORP /VT
filed 2003-03-31
CIK 718413

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
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
YES (X)     NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES (  )     NO(X)

As of June 27, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the sale price of $15.50 per share of the registrant's common stock on that date, as reported on the OTC Bulleting Board®, was $48,358,109. For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant. However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 3,756,176 shares outstanding of the issuer's class of common stock as of the close of business on March 19, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for fiscal year 2002 are incorporated by reference to Part II., Items 5, 6, 7 and 8 and Party IV, Item 15
Portions of the Proxy Statement for the Annual Meeting to be held May 6, 2003 are incorporated by reference to Part III, Items 10, 11, 12 and 13

Total Number of Pages:  16

Exhibit Index Begins on Page 13

PART I

Forward Looking Statements

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

Item 1. The Business

Organization and Operation

Community Bancorp. (the "Company") was organized under the laws of the State of Vermont in 1982 and became a registered bank holding company under the Bank Holding Company Act of 1956, as amended, in October 1983 when it acquired all of the voting shares of Community National Bank (the "Bank"). The Bank is one of two subsidiaries of the Company and principally all of the Company's business operations are presently conducted through it. Substantially all of the Company's business is conducted through the Bank; therefore, the following narrative and the other information contained in this report is based primarily on the Bank's operations. The Company's other subsidiary, Liberty Savings Bank (Liberty), a New Hampshire guaranty savings bank, was acquired on December 31, 1997, and is presently inactive.

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

Community National Bank provides a complete range of retail banking services to the residents and businesses in northeastern Vermont. These services include checking, savings and time deposit accounts, mortgage, consumer and commercial loans, safe deposit and night deposit services, wire transfer services, automatic teller machine (ATM) facilities, credit card services, 24 hour telephone banking, and internet banking. Additionally, the Bank maintains cash machines in six different businesses located throughout the northeast kingdom, as well as one in Washington County and two in Caledonia County.

Prior to April 1, 2002, the Bank operated a trust department through which it offered a full line of personal fiduciary services. On that date, the Bank transferred its trust operations to a newly formed Vermont-chartered nondepository trust and investment management affiliate, Community Financial Services Group, LLC, based in Newport, Vermont ("CFSG"). The Bank's ownership interest in CFSG is held indirectly, through Community Financial Services Partners, LLC, a Vermont limited liability company ("CFSP"), which owns 100% of the limited liability company equity interests of CFSG. Immediately following transfer of its trust operations to CFSG, the Bank sold a two-thirds interest in CFSP, equally to the National Bank of Middlebury, headquartered in Middlebury, Vermont and Guaranty Bancorp Inc., the bank holding company parent of Woodsville Guaranty Savings Bank, headquartered in Woodsville, New Hampshire.

Competition

The Bank has five offices located in Orleans County, one office in Essex County, one office in Caledonia County, and one office in Washington County. Its primary service area is in the towns of Derby and Newport, Vermont, with approximately 56% of its total deposits as of December 31, 2002 derived from that area. Construction of a new full service office is underway in the town of Barre, Vermont.

The Bank competes in all aspects of its business with other banks and credit unions in northern and central Vermont, including two of the largest banks in the state, which maintain branch offices throughout the Bank's service area. Historically, competition in Orleans and Essex Counties has come primarily from two of the largest banks in the state, the Chittenden Trust Company based in Burlington, Vermont and Banknorth, N.A. based in Portland, Maine. The Chittenden Trust Company maintains a branch office in Newport, and Banknorth, N.A. maintains offices in Barton, Orleans, and St. Johnsbury. The Bank also competes in Orleans County with two local financial institutions, Lyndonville Savings Bank, based in Lyndonville and Passumpsic Savings Bank, based in St. Johnsbury, and two local credit unions. The Bank's primary competitors in Caledonia County are Passumpsic Savings Bank and Citizens Savings Bank and Trust Company, based in St. Johnsbury, Lyndonville Savings Bank and Trust Company, based in Lyndonville, and Merchants Bank, based in Burlington. In Washington County, the Bank competes with Merchants Bank, Chittenden Trust Company and BankNorth, N.A, as well as Northfield Savings Bank based in Northfield; Key Bank and Charter One Bank, both based in Cleveland, Ohio; Vermont State Employees Credit Union based in Montpelier, and National Life Credit Union based in Barre.

With recent changes in the regulatory framework of the banking industry, the competition for commercial bank products such as deposits and loans has broadened to include not only traditional rivals such as the mutual savings banks and stock savings banks, but also many non-traditional rivals such as insurance companies, brokerage firms, mutual funds and consumer and commercial finance and leasing companies.

Employees

As of December 31, 2002, the Company did not have any employees at the holding company level. However, as of such date, the Bank employed 102 full-time employees and 26 part-time employees. Management of the Bank considers its employee relations to be good.

Regulation and Supervision

Holding Company Regulation - As a registered bank holding company, the Company is subject to on-going regulation, supervision and examination by the Board of Governors of the Federal Reserve System, under the Bank Holding Company Act of 1956, as amended (the "Act"). A bank holding company for example, must generally obtain the prior approval of the Federal Reserve Board before it acquires all or substantially all of the assets of any bank, or acquires ownership or control of more than 5% of the voting shares of a bank. Federal Reserve Board approval is also generally required before a bank holding company may acquire more than 5% of any outstanding class of voting securities of a company other than a bank or a more than 5% interest in its property.

The Act generally limits the activity in which the Company and its subsidiaries may engage to certain specified activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined to be closely related to banking are: (1) making, and services or, under certain circumstances, with respect to insurance that is sold in certain small communities in which the bank holding company system maintains banking offices; (6) acting as an underwriter for credit life insurance and credit health and accident insurance directly related to extensions of credit by the holding company system; (7) providing certain kinds of management consulting advice to unaffiliated banks and non-bank depository institutions; (8) performing real estate appraisals; (9) issuing and selling money order and similar instruments and travelers checks and selling U.S. Savings Bonds; (10) providing certain securities brokerage and related services for the account of bank customers; (11) underwriting and dealing in certain government obligations and other obligations such as bankers' acceptances and certificates of deposit; (12) providing consumer financial counseling; (13) providing tax planning and preparation services; (14) providing check guarantee services to merchants; (15) operating a collection agency; and (16) operating a credit bureau.

Except for trust and investment management operations conducted by its affiliate, through CFSG, the Company does not presently engage, directly or indirectly, in any non-banking activities.

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

Community Bancorp. and its wholly-owned subsidiaries, Community National Bank and Liberty Savings Bank, as well as its non-subsidiary affiliates, CFSP and CFSG, are all considered "affiliates" of each other for the purposes of Section 18(j) of the Federal Deposit Insurance Act, as amended, and Sections 23A and 23B of the Federal Reserve Act, as amended. Accordingly, the Bank is subject to certain limitations with respect to loans and other extensions of credit to or investments in its affiliates in some circumstances. In addition, the Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property of the furnishing of services.

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

As of March 28, 2003 the Company had not elected to become a financial holding company, nor had the Bank created any financial subsidiaries.

Continued implementation of Gramm-Leach-Bliley will likely result in structural changes to the financial services industry, the full effect of which cannot be predicted with any certainty.

USA Patriot Act. In response to the terrorist events of September 11, 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"). The USA Patriot Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cooperatively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Act amends the Bank Secrecy Act and adopts certain additional measures that increase the obligation of financial institutions to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, share information with other financial institutions, and guard against dealings with "shell banks." The Secretary of the Treasury and banking regulators have adopted several regulations to implement these provisions. The Act also amended the federal Bank Holding Company Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application to expand operations. Community National Bank has in place a Bank Secrecy Act compliance program.

Sarbanes-Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The stated goals of the Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Act is the most far-reaching U.S. securities legislation enacted in decades, and generally applies to companies that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The Act calls for extensive rulemaking by the SEC, a process which is not yet complete.

Among other things, the Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Act includes provisions addressing, among other matters, the duties, functions and qualifications of audit committees for all public companies; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers; expedited filing requirements for reports of beneficial ownership of company stock by insiders; disclosure of a code of ethics for senior officers, and of any change or waiver of such code; the formation of a public accounting oversight board; auditor independence; disclosure of fees paid to the company's auditors for non-audit services and limitations on the provision of such services; and various increased criminal penalties for violations of securities laws.

The Act contains provisions that were effective upon enactment on July 30, 2002 and provisions that will be phased in for up to one year after enactment. The SEC was delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits a bank holding company to acquire banks in states other than its home state, without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and less than 30% of such deposits in that state (or such lesser or greater amount set by state law).

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

As of December 31, 2002, both Community Bancorp. and Community National Bank were considered "well capitalized" under all applicable regulatory requirements.

Dividends. The Company derives funds for payment of dividends to its shareholders primarily from dividends received from its subsidiary, Community National Bank. The Bank is subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. Prior approval from the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that last year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses.

In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal or state banking agency is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit such payment. The federal banking agencies have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

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

The CRA requires banks to define the communities they serve, identify the credit needs of those communities and adopt and implement a Community Reinvestment Act Statement to respond to those identified needs. The federal banking regulators examine the institutions they regulate for compliance with the CRA and rate the institutions as "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." As of the Bank's last CRA examination, it received a rating of "outstanding." Because it does not engage in lending, CFSG is not subject to the CRA.

Brokered Deposits

Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits unless it is well capitalized under the FDICIA's prompt corrective actions guidelines. Although eligible to do so, the Bank has no brokered deposits as of December 31, 2002.

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

Item 2. Properties

Community Bancorp. does not own or lease real property. The Company's administrative offices are located at the main offices of the Bank. All of the Bank's offices are located in Vermont. In addition to the main office in Derby, the Bank maintains facilities in the Cities of Newport and Montpelier, the Towns of Barton and St. Johnsbury, and the Villages of Island Pond, Troy and Derby Line. Due to its inactive status, Liberty Savings Bank does not have any banking facilities.

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

The Bank owns the Derby Line office located on Main Street in a renovated bank building. The facility consists of a small banking lobby containing approximately 200 square feet equipped with an ATM.

The Bank's Island Pond office is located in the renovated "Railroad Station" acquired by the town of Brighton in 1993. The Bank leases approximately two-thirds of the downstairs including a banking lobby, a drive-up window, and an ATM. The other portion of the downstairs is occupied by an information center, and the upstairs section houses the Island Pond Historical Society.

The Bank's Barton office is located on Church Street, in a renovated facility. This office is equipped with a banking lobby, a drive-up window, and an ATM. The facility is leased from Dean M. Comstock. The lease was entered into in 1985 with a fifteen-year term, and was most recently renewed in 2000 for an additional 15 years.

The Bank occupies condominium space in the state office building on Main Street in Newport to house its Newport office. The Bank occupies approximately 3,084 square feet on the first floor of the building for a full service banking facility equipped with a remote drive-up facility and an ATM. In addition, the Bank owns approximately 4,400 square feet on the second floor, a portion of which formerly housed the Bank's trust department and is now leased to CFSG. The second floor also includes an office for our public relations coordinator, with room for future expansion.

The Bank owns the Troy office located in a relatively new facility. This office is also equipped with an ATM to provide the same type of limited 24-hour accessibility as all of the other offices. The marketing department is also located at this facility.

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

The Bank leases approximately 1,500 square feet of office space for the Montpelier office located at 95 State Street in Montpelier. This office opened at the end of May, 2001, operating as a full service banking facility. Additional office space is leased in an adjacent building at 99 State Street to accommodate a residential mortgage loan originator, as well as a conference room used for loan closings. A stand-alone ATM in a Kiosk building is also located at this site.

In December 2002, an application was filed with the OCC requesting permission to establish a full service branch office in the town of Barre, Vermont. Approval was granted in early January of 2003. An agreement in principle with Edgewood Development was signed during the last part of 2002. The Bank will lease the land located at 316 North Main Street in Barre for a period of 20 years, reverting to ownership at such point. Plans are to demolish the current structure and construct a two-story, 8000 square foot building housing a full service branch as well as offices for CFSG. This branch office will feature a two-lane drive up as well as a drive up ATM and an ATM within the building. Construction is scheduled to start in the spring of 2003, with occupancy slated for November of 2003. In the interim, the Bank is leasing a temporary office to be set up on the lot adjacent to the permanent office. This office is scheduled to open in May of 2003.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject, other than routine litigation incidental to its banking business.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II.

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Common Stock Performance by Quarter

Incorporated by reference to Page 50 of the Annual Report to Shareholders for fiscal year 2002.

Item 6. Selected Financial Data

Incorporated by reference to Pages 27, 34, 35, 40, and 45 of the Annual Report to Shareholders for fiscal year 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to Pages 29-41 of the Annual Report to Shareholders for fiscal year 2002.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to Pages 31 and 32 of the Management's Discussion and Analysis of Financial Condition and Results of Operation in the Annual Report to Shareholders for fiscal year 2002.

Item 8. Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiaries and the report thereon of the independent accounting firm of A.M. Peisch & Company, LLP, are incorporated herein by reference from the Annual Report to Shareholders for fiscal year 2002, Page 6 through Note 25 on Page 28.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Incorporated by reference to Form 8-K filed December 10, 2002, announcing the replacement of the Company's independent accounting firm, effective upon the completion of the 2002 audit, anticipated to occur in March 2003, and page 41 of the Management's Discussion and Analysis of Financial Condition and Results of Operation in the Annual Report to Shareholders for fiscal year 2002.

PART III.

Item 10. Directors and Executive Officers of the Registrant

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003:

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

Item 11. Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003:

     Information regarding compensation of directors under the captions "ARTICLE I - ELECTION OF
     DIRECTORS - Directors' Fees and Other Compensation" and "-Directors' Deferred Compensation Plan."
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003:

     Information regarding the share ownership of management and principal shareholders under the captions "SHARE OWNERSHIP INFORMATION" and "ARTICLE I - ELECTION OF DIRECTORS."
     The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of      SEC Regulation S-K.

Item 13. Certain Relationships and Related Party Transactions

The following is Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003:

     Information regarding transactions with management under the caption "ARTICLE I - ELECTION
     OF DIRECTORS - Transactions with Management."

Item 14. Controls and Procedures

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements

The Company's audited consolidated financial statements are incorporated by reference to the Annual Report to Shareholders for fiscal year 2002, filed as Exhibit 13 to this report.

(b) Reports on Form 8-K

Form 8-K dated October 9, 2002 announced the earnings for Community Bancorp. for the period ended September 30, 2002.

Form 8-K dated October 15, 2002 relating to (i) adoption of Amended and Restated by-laws, (ii) extension and increase in stock buyback program, and (iii) letter to shareholders addressing various matters of interest.

Form 8-K dated December 10, 2002 announced the change of the Company's accounting firm, A. M. Peisch & Company, LLP, effective after the 2002 year-end audit, to be replaced with the accounting firm Berry, Dunn, McNeil & Parker.

(c) Exhibits

The following exhibits are incorporated by reference:

Exhibit 3(i) - Restated Articles of Association filed as Exhibit 1 to the Company's current report on
Form 8-K filed with the Commission on September 8, 1998.
Exhibit 3(ii) - Amended and Restated By-laws of Community Bancorp. filed as Exhibit 3(ii) to the Company's current report on Form 8-K filed with the Commission on November 16, 2002
Exhibit 10(i) - Directors Deferred Compensation Plan* is incorporated by reference to pages 25-30 of the Form 10-K filed with the Commission on March 31, 2000.
Exhibit 10(ii) - Supplemental Retirement Plan* is incorporated by reference to pages 21-32 of the Form 10-K filed with the Commission on March 29, 2002.
Exhibit 10(iii) - Description of the Officer Incentive Plan* is incorporated by reference to the section of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003, under the caption "EXECUTIVE COMPENSATION - Officer Incentive Plan."
________________
*Denotes compensatory plan or arrangement.

The following exhibits are filed as part of this report:
Exhibit 11 - Computation of Per Share Earnings
Exhibit 13 - Portions of the Annual Report to Shareholders of Community Bancorp. for fiscal year 2002, specifically mentioned in this report and incorporated by reference.
Exhibit 21 - Subsidiaries of Community Bancorp.
Exhibit 23 - Consent of A.M. Peisch & Company
Exhibit 99.1 - Certification from the Chief Executive Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2 - Certification from the Chief Financial Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(d) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COMMUNITY BANCORP.

BY: /s/	Date: March 28, 2003
Richard C. White, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
BY: /s/ Stephen P. Marsh	Date March 28, 2003
Stephen P. Marsh, Treasurer
and Chief Financial and Accounting Officer

COMMUNITY BANCORP. DIRECTORS

/s/ Thomas E. Adams	Date: March 28, 2003
Thomas E. Adams

/s/ Jacques R. Couture	Date: March 28, 2003
Jacques R. Couture

/s/ Elwood G. Duckless	Date: March 28, 2003
Elwood G. Duckless

/s/ Michael H. Dunn	Date: March 28, 2003
Michael H. Dunn

/s/ Rosemary M. Lalime	Date: March 28, 2003
Rosemary M. Lalime

/s/ Marcel Locke	Date: March 28, 2003
Marcel Locke

/s/ Stephen P. Marsh	Date: March 28, 2003
Stephen P. Marsh

/s/ Anne T. Moore	Date: March 28, 2003
Anne T. Moore

/s/ Dale Wells	Date: March 28, 2003
Dale Wells

/s/Richard C. White	Date: March 28, 2003
Richard C. White

CERTIFICATIONS

I, Richard C. White, President and Chief Executive Officer, certify that:
1.	I have reviewed this annual report on Form 10-K of Community Bancorp.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/Richard C. White

President and Chief Executive Officer

I, Stephen P. Marsh, Treasurer and Chief Financial Officer, certify that:
1.	I have reviewed this annual report on Form 10-K of Community Bancorp.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/Stephen P. Marsh

Treasurer and Chief Financial Officer