Form 10-K/A
period 2002-12-31
COMMUNITY BANCORP /VT
filed 2003-03-31
CIK 718413

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

Explanatory Note

Community Bancorp. hereby amends its Annual Report on Form 10-K for fiscal year ended December 31, 2002. This Form 10K/A is being file for the sole purpose of including the conformed signature of the President and Chief Executive Officer on behalf of the Company, which was inadvertently omitted from the Company's Form 10-K filed earlier today.

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