Form 10-Q
period 2003-03-31
COMMUNITY BANCORP /VT
filed 2003-05-15
CIK 718413

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003
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

At May 02, 2003 there were 3,767,295 shares outstanding of the Corporation's common stock.

Total Pages - 27 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and subsidiaries, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Balance Sheets
( Unaudited )	March 31	December 31
	2003	2002
Assets
Cash and due from banks	$7,047,766	$8,957,633
Federal funds sold and overnight deposits	2,957,215	5,079,647
Total cash and cash equivalents	10,004,981	14,037,280
Securities held-to-maturity (fair value $38,973,617 at
03/31/03 and $39,359,442 at 12/31/02)	38,645,389	38,969,114
Securities available-for-sale	43,966,831	41,074,804
Restricted equity securities	1,356,850	1,309,050
Loans held-for-sale	2,892,312	6,169,017
Loans	200,340,051	200,913,490
Allowance for loan losses	(2,217,207)	(2,155,789)
Unearned net loan fees	(840,983)	(879,501)
Net loans	197,281,861	197,878,200
Bank premises and equipment, net	5,325,602	5,292,597
Accrued interest receivable	1,970,995	1,744,805
Other real estate owned, net	58,800	0
Other assets	3,850,829	2,752,738
Total assets	$305,354,450	$309,227,605

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Demand, non-interest bearing	$32,064,058	$32,302,824
NOW and money market accounts	83,684,533	88,786,101
Savings	39,323,007	37,737,157
Time deposits, $100,000 and over	20,878,907	20,591,082
Other time deposits	82,010,770	81,504,466
Total deposits	257,961,275	260,921,630

Federal funds purchased and other borrowed funds	5,040,000	5,040,000
Repurchase agreements	12,188,057	14,069,026
Accrued interest and other liabilities	3,617,675	3,491,847
Total liabilities	278,807,007	283,522,503

Stockholders' Equity
Common stock - $2.50 par value; 6,000,000 shares
authorized and 3,939,078 shares issued at 03/31/03
and 3,939,078 shares issued at 12/31/02	9,847,694	9,847,694
Additional paid-in capital	16,423,022	16,423,022
Retained earnings	1,534,989	625,932
Accumulated other comprehensive income	926,193	984,953
Less: treasury stock, at cost; 182,902 shares at 03/31/03
and 182,377 shares at 12/31/02	(2,184,455)	(2,176,499)
Total stockholders' equity	26,547,443	25,705,102

Total liabilities and stockholders' equity	$305,354,450	$309,227,605
See accompanying notes
COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Income
( Unaudited )

For The First Quarter Ended March 31,	2003	2002

Interest income
Interest and fees on loans	$3,470,789	$3,590,777
Interest on debt securities
Taxable	616,154	720,504
Tax-exempt	214,232	224,724
Dividends	11,667	11,348
Interest on federal funds sold and overnight deposits	19,670	22,347
Total interest income	4,332,512	4,569,700

Interest expense
Interest on deposits	1,329,977	1,616,134
Interest on borrowed funds	62,479	94,175
Interest on repurchase agreements	36,752	83,068
Total interest expense	1,429,208	1,793,377

Net interest income	2,903,304	2,776,323
Provision for loan losses	(75,000)	(132,000)
Net interest income after provision	2,828,304	2,644,323

Other operating income
Service fees	235,419	224,138
Security gains	142,904	3,648
Other	567,707	464,930
Total other operating income	946,030	692,716

Other operating expenses
Salaries and wages	974,231	959,487
Pension and other employee benefits	306,365	275,760
Occupancy expenses, net	422,883	411,553
Other	860,966	925,673
Total other operating expenses	2,564,445	2,572,473

Income before income taxes	1,209,889	764,566
Applicable income taxes	300,833	148,642
Net Income	$909,056	$615,924

Earnings per share on weighted average	$0.24	$0.17
Weighted average number of common shares
used in computing earnings per share	3,756,512	3,731,991

Dividends declared per share	$0.16	$0.16

Book value per share on shares outstanding at March 31,	$7.07	$6.37

Per share data for 2002 restated to reflect a 5% stock dividend declared in December, 2002.

See accompanying notes.
COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
( Unaudited )
For the Three Months Ended March 31,	2003	2002

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$909,056	$615,924
Adjustments to Reconcile Net Income to Net Cash Provided
by Operating Activities:
Depreciation and amortization	152,100	169,212
Provision for loan losses	75,000	132,000
(Credit) provision for deferred income taxes	(10,890)	(2,542)
Gain on sale of loans	(306,078)	(105,728)
Gain on sale of fixed assets	(19,306)	0
Securities gains	(142,904)	(3,648)
Gain on sales of OREO	0	(8,758)
OREO writedowns	20,700	0
Amortization of bond premium, net	82,659	72,771
Proceeds from sales of loans held for sale	16,404,700	11,901,331
Originations of loans held for sale	(12,821,917)	(10,128,389)
Increase (decrease) in taxes payable	311,723	117,402
(Increase) decrease in interest receivable	(226,190)	(361,669)
(Increase) decrease in mortgage service rights	(65,823)	(83,664)
(Increase) decrease in other assets	(254,970)	(620,567)
(Decrease) increase in unamortized loan fees	(38,518)	(6,887)
(Decrease) increase in interest payable	(4,757)	8,363
(Decrease) increase in accrued expenses	(155,713)	72,205
(Decrease) increase in other liabilities	(31,249)	24,625
Net cash provided by operating activities	3,877,623	1,791,981

Cash Flows from Investing Activities:
Investments - held to maturity
Maturities and paydowns	4,389,755	4,286,581
Purchases	(4,076,689)	(1,948,596)
Investments - available for sale
Sales and maturities	8,213,770	3,000,000
Purchases	(11,123,924)	(11,138,542)
Purchase of restricted equity securities	(47,800)	(84,400)
Investment in limited partnership, net	(318,256)	(165,437)
Decrease in loans, net	455,906	312,100
Capital expenditures, net	(165,799)	(122,070)
Recoveries of loans charged off	24,451	35,455
Proceeds from sales of other real estate owned	0	8,758
Net cash used in investing activities	(2,648,586)	(5,816,151)

Cash Flows from Financing Activities:
Net (decrease) increase in demand, NOW, money market and savings accounts	(3,754,484)	3,200,841
Net increase in certificates of deposit	794,129	1,191,718
Net decrease in short-term borrowings and repurchase agreements	(1,880,969)	(4,058,377)
Net increase (decrease) in borrowed funds	0	0
Payments to acquire treasury stock	(7,955)	(246,268)
Dividends paid	(412,057)	(415,022)
Net cash used in financing activities	(5,261,336)	(327,108)

Net decrease in cash and cash equivalents	(4,032,299)	(4,351,278)
Cash and cash equivalents:
Beginning	14,037,280	14,700,415
Ending	$10,004,981	$10,349,137

See accompanying notes.
Supplemental Schedule of Cash Paid to Date
Interest	$1,433,965	$1,785,014
Income taxes	$0	$33,782

See accompanying notes.
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available-for-sale	($89,031)	($358,666)
OREO acquired in settlements of loans	$79,500	$38,466
Debentures converted to common stock	$0	$1,000

Investments in limited partnership
(Increase) decrease in limited partnerships	($779,498)	($10,491)
Increase (decrease) in contributions payable	$461,242	($154,946)
	($318,256)	($165,437)

Dividends Paid
Decrease in dividends payable attributable to dividends declared	412,057	568,649
Dividends reinvested	0	(153,627)
	$412,057	$415,022

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND CONSOLIDATION

     The interim consolidated financial statements of Community Bancorp. and subsidiaries are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for fair presentation of the financial condition and results of operations of the Company contained herein have been made. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2. GOODWILL

     SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. The Company chose to expense the remainder of the goodwill associated with the acquisition of Liberty Savings Bank during the second quarter of 2002. The result was an expense before taxes of $245,575.

NOTE 3.  CRITICAL ACCOUNTING POLICIES

     The Company's critical accounting policies are considered to be the allowance for loan losses and accounting for significant estimates, including valuation of real estate acquired in foreclosure or satisfaction of loans, and accounting for taxes and deferred taxes as described below.

Use of estimates

The preparation of consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates are reasonable, actual results could differ materially from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and deferred tax assets. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The amount of the change that is reasonably possible cannot be estimated.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions or other factors beyond the Company's control. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Allowance for loan losses

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management's periodic evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

Income taxes

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. Adjustments to the Company's deferred tax assets are recognized as deferred income tax expense or benefit based on management's judgments relating to the realizability of such asset.

NOTE 4.  RECENT ACCOUNTING DEVELOPMENTS

Financial Accounting Standards Board (FASB) Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", (FIN 45), an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued in November 2002.

The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

Financial and standby letters of credit are included in the scope of FIN 45, while commercial letters of credit are not. A guarantor of financial and standby letters of credit is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

This Interpretation contains disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation does not have a material effect on the Company's consolidated financial statements.

In 2003, FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.

The amendment requires contracts with comparable characteristics be accounted for similarly. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows and amends certain other existing pronouncements.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.

The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 does not affect the Company's consolidated financial condition and results of operations.

NOTE 5.  TOTAL COMPREHENSIVE INCOME

Accounting principles generally require recognized revenue, expenses, gains, and losses to be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Total comprehensive income was $850,296 and $379,204 for the three months ended March 31, 2003 and 2002, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Three Months Ended March 31, 2003

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

     Forward-looking statements are not guarantees of future performance. They necessarily involve risks, uncertainties and assumptions. Future results of the Company may differ materially from those expressed in these forward-looking statements. Although these statements are based on management's current expectations and estimates, many of the factors that could influence or determine actual results are unpredictable and not within the Company's control. Readers are cautioned not to place undo reliance on such statements as they speak only as of the date they are made. The Company claims the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995.

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

OVERVIEW

     Community Bancorp. (the "Company") is a bank holding company headquartered in Derby, Vermont, which has one operating commercial bank subsidiary, Community National Bank (the "Bank"). The Bank is a commercial banking institution, which offers a full range of retail banking services to residents and businesses in northeastern and north central Vermont. The Bank has eight offices, five of which are located in Orleans County, one in Essex County, one in Caledonia County and the newest office, located in Washington County. Plans are underway to establish another office in Washington County in the town of Barre. The Company is in the process of hiring personnel for this office, and a temporary office will be set up on the site adjacent to the permanent office site. The temporary office is scheduled to open in May of this year, with the permanent office opening in November.

     The Company also owns all of the stock of Liberty Savings Bank ("Liberty"), an inactive New Hampshire guaranty savings bank charter. The Company is negotiating a sale of this charter.

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

RESULTS OF OPERATIONS

     Income before income taxes of $1.2 million was reported for the first quarter of 2003 compared to $764,566 for 2002, resulting in an increase of $445,323 or 58%. Net income for the first quarter ended March 31, 2003 was $909,056, representing an increase of 48% over the net income figures of $615,924 for the first quarter ended March 31, 2002. The results of this are earnings per share of $0.24 for the first quarter of 2003 and $0.17 for 2002. The first quarter of 2003 was profitable due in part to a decrease in interest expense, as well as an increase in non-interest income attributable to the heavy volume of loans sold into the secondary market.

     Return on average assets (ROA), which measures how effectively a corporation uses its assets to produce earnings, reported ratios of 1.19% and .87%, respectively for the first quarter ended 2003 and 2002. Return on average equity (ROE), which is the ratio of income earned to average shareholders' equity was 14.11% for 2003 and 10.59% for 2002.

INTEREST INCOME VERSUS INTEREST EXPENSE (NET INTEREST INCOME)

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

     Net interest income for the first three months comparison period was just over $3 million for 2003 compared to $2.9 million for 2002. The tax equivalent net interest spread, defined as the difference between the yield on earning assets and the rate paid on interest bearing liabilities, was 3.79% for the first three months of 2003 compared to 3.77% for the same period in 2002. The interest differential, defined as net interest income divided by average earning assets, was 4.16% and 4.27%, for the respective comparison periods.

     Total interest income for the first three months decreased $242,592 or by 5.2% from $4.69 million in 2002 to $4.44 million in 2003. Interest expense decreased $366,202 or by 20.4% from $1.79 million in 2002 to $1.43 million in 2003. Interest earned on loans accounts for 78% of total interest income and revealed a decrease of $119,988 or 3.3% for 2003 compared to 2002. In comparison, interest paid on deposits comprises 93% of total interest expense and shows a decrease of $286,157 or 17.7% for the same comparison period. Although an increase is noted for the first three months of 2003 in the average volume of earning assets compared to the same period of 2002, a decrease of 78 basis points is noted in the average yield, contributing to the decrease in income. The average volume of interest bearing liabilities increased as well, while the rate paid on these accounts decreased 80 basis points. While volumes increased in both average earning assets and average interest bearing liabilities, the decrease in yields paid on liabilities out paced the decrease in yields earned on assets, resulting in an increase in net interest income.

CHANGES IN FINANCIAL CONDITION

     The Company had total average assets of $309 million at March 31, 2003 and $296 million at December 31, 2002. Average earning assets were $294 million for the period ended March 31, 2003, including average loans of $205 million and average investment securities of $82 million. Average earning assets were $283 million for the year ended December 31, 2002 including average loans of $197 million and average investment securities of $81 million. Although the actual balance of loans decreased from December 31, 2002 to March 31, 2003, the substantial growth in the loan portfolio during the last quarter of 2002 helped to increase the average volume for the first three months of 2003. An increase of $2.8 million in the Company's sweep account also contributed to the increase in earning assets with average volume figures of $5.7 million for the first three months of 2003, compared to $2.9 million for the year ended 2002.

     Average interest bearing liabilities at March 31, 2003 were $247 million, with average time deposits reported totaling $102 million and NOW & money market funds of $88 million. At December 31, 2002, average interest bearing liabilities of $238 million were reported including average time deposits of $100 million and NOW & money market funds at $82 million. The same scenario applies to the increase in average volume of NOW and money market funds as the increase in average loan volume. An increase in municipal deposits during the last quarter of 2002, generated from the new collateralized deposit product discussed below, helped to boost the average volume on these deposit accounts for the first three months of 2003.

OTHER OPERATING INCOME AND EXPENSES

     Total other operating income for the first quarter of 2003 was $946,030 compared to $692,716 for the same quarter in 2002, an increase of $253,314 or 36.6%. Security gains of $142,904 accounted for the biggest increase for the first quarter of 2003 compared to 2002. The Company sold four of its investments from the Corporate Bond portfolio netting a gain before taxes of $132,312. Other income increased $102,777 with figures reported of $567,707 and $464,930, respectively, for the first quarter of 2003 and 2002. Income generated through the sale and servicing of loans sold to the secondary market continues to account for most of the increase in other income for the comparison periods with figures of $429,040 for the first three months of 2003 and $231,832 for 2002.

     Total other operating expenses for the first quarter comparison periods decreased to $2.56 million for 2003 from $2.57 million for 2002, with other expenses noting the only decrease for 2003 versus 2002. Expense for the first quarter of 2002 totaling $70,745 relating to the Company's former trust department depicts the reason for the decrease. As mentioned in previous reports, the Company sold its trust operations in April of 2002 to a newly formed trust company, jointly owned with two other financial institutions, thereby eliminating associated income and expenses. The Company did however report losses of $25,844 in the first quarter of 2003, for its one-third portion of the investment in the newly formed entity.

     Management monitors all components of other operating expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate. This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     Provisions for income taxes increased $152,191 with figures of $300,833 for the first quarter of 2003 versus $148,642 for the same period in 2002. The increase in computed tax expense is consistent with increased earnings for the comparison period.

RISK MANAGEMENT

Liquidity Risk - Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Other time deposits increased $506,304 as of the end of the first three months of 2003, while time deposits greater than $100,000 increased $287,825. A review of these deposits indicates that they are primarily generated locally and regionally and are established customers of the Company. Savings accounts increased $1.6 million, despite the decrease in the rate earned on these funds. The Company began offering a new interest bearing collateralized deposit account to its municipal account holders during the last part of 2001. This account was well received during 2002, contributing to the increase in NOW and money market funds in that time period. The decrease in these accounts during the first three months of 2003 is a seasonal fluctuation reflecting the municipal tax collection cycle. The Company anticipates an increase starting in the second quarter of 2003.

     The Company believes that a portion of the increase in deposits is due to the current economic environment, as customers seek a safe haven for their money. This has created a high level of liquidity that the Company considers temporary. The Company has purchased assets, primarily 3-5 year Government Agency securities, attempting to maximize yields and maintain adequate liquidity.

     In January of 2003, the Company entered into an agreement with Promontory Interfinancial Network that will make it possible to offer FDIC Insured deposits beyond the $100,000 limit. This Certificate of Deposit Account Registry Service (CDARS) uses a deposit-matching engine to match CDARS deposits in other participating banks, dollar- for-dollar. This product is designed to enhance customer attraction and retention, build deposits and improve net interest margins, while providing unlimited FDIC coverage to customers.

     Due to the nature of the placement of funds, CDARS deposits are defined as "brokered deposits". It has always been the Company's policy not to accept brokered deposits. The Company's Asset Liability policy now states that the Company will not accept brokered deposits, other than through the CDARS program in the Promontory Interfinancial Network.

     During the first quarter, the company had placed three test-Certificates of Deposit in the CDARS program. These were short-term and matured during the reporting period. The Company will continue to monitor the development of this product closely and manage any associated risk accordingly.

     The Company's in house loan portfolio decreased $573,439 over the last three months, while the investment portfolio increased a total of $2.6 million for the same time period. As of March 31, 2003, the Company held in its investment portfolio securities classified as "Available for Sale" at a fair value of $44 million, compared to $41 million as of December 31, 2002, an increase of $3 million or 7%. Securities classified as "Held to Maturity" ended the first three months of 2003 at a book value of $38.6 million compared to $39 million as of the end of the 2002 calendar year. Both of these types of investments mature at monthly intervals as shown on the gap report at the end of this section. Securities classified as "Restricted Equity Securities" are made up of equity securities the Company is required to maintain in the form of Federal Home Loan Bank of Boston (FHLB) and Federal Reserve Bank stock. FHLB stock increased $47,800, increasing the combined stock balance to $1.4 million as of March 31, 2003.

     The Company has a $4.3 million credit line with FHLB. Interest is chargeable at a rate determined daily of approximately 25 basis points higher than the rate paid on fed funds sold. Additional borrowing capacity of approximately $95.5 million is available through the FHLB, which is secured by the Company's qualifying loan portfolio. As of March 31, 2003, the Company has advances of just over $5 million against the $95.5 million in borrowing authority at FHLB, with no advances against the $4.3 million. Under a separate agreement, the Company has the authority to collateralize public unit deposits, such as the Company's collateralized public deposit accounts mentioned above, up to its FHLB borrowing capacity ($95.5 million less outstanding advances) with letters of credit issued by FHLB. At March 31, 2003, approximately $34.6 million was pledged as collateral for these deposits. Interest is charged to the Company quarterly based on the average daily balance outstanding at a rate of 20 basis points. At March 31, 2003, an average daily balance of approximately $9.6 million was reported.

Credit Risk - A primary concern of management is to reduce the exposure of credit loss within the portfolio. Management follows established underwriting guidelines, and any exceptions to the policy must be approved by a lender with higher authority than the lender originating the loan. The adequacy of the loan loss coverage is reviewed quarterly by the risk management committee of the Board of Directors. This committee meets to discuss, among other matters, potential exposures, historical loss experience, and overall economic conditions. Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency. A variety of loans are reviewed periodically by an independent firm in order to assure accuracy of the Company's internal risk ratings and compliance with various internal policies and procedures, as well as those set by the regulatory authorities. The Company also employs a Credit Administration Officer whose duties include monitoring and reporting on the status of the loan portfolio including delinquent and non-performing loans.

     Specific allocations are made in situations management believes may represent a greater risk for loss. A quarterly review of various qualitative factors, including levels of, and trends in, delinquencies and non-accruals and national and local economic trends and conditions, helps to ensure that areas with potential risk are noted and coverage increased or decreased to reflect the trends in delinquencies and non-accruals. Residential mortgage loans make up the largest part of the loan portfolio and have the lowest historical loss ratio helping to alleviate the overall risk.
The following table reflects the composition of the Company's loan portfolio for quarters ended March 31:

		2003		2002
(Dollars in Thousands)	Total	% of	Total	% of
	Loans	Total	Loans	Total
Real Estate Loans
Construction & Land Development	7,677	3.78%	2,070	1.08%
Farm Land	3,093	1.52%	2,439	1.28%
1-4 Family Residential	118,033	58.08%	116,782	61.12%
Commercial Real Estate	30,862	15.19%	32,802	17.17%
Loans to Finance Agricultural Production	408	0.20%	356	0.19%
Commercial & Industrial	20,639	10.15%	13,545	7.09%
Consumer Loans	22,146	10.90%	22,823	11.94%
All Other Loans	374	0.18%	259	0.13%
Gross Loans	203,232	100%	191,076	100%
Less:
Reserve for Loan Losses	(2,217)	-1.09%	(2,113)	-1.11%
Deferred Loan Fees	(841)	-0.41%	(944)	-0.49%
Net Loans	200,174	98.50%	188,019	98.40%

Allowance for loan losses and provisions - The valuation allowance for loan losses of $2.2 million as of March 31, 2003 composed 1.1% of the total gross loan portfolio. As of such date, the Company maintained a residential loan portfolio of $118 million and a commercial real estate portfolio of $42 million, accounting for approximately 79% of the total loan portfolio. This volume, together with the low historical loan loss experience in these portfolios, helps to support the Company's basis for loan loss coverage.

The following table summarizes the Company's loan loss experience for the quarters ended March 31,

(Dollars in Thousands)	2003	2002

Loans Outstanding End of Period	203,232	191,076
Ave. Loans Outstanding During Period	204,566	192,315

Loan Loss Reserve, Beginning of Period	2,156	2,008
Loans Charged Off:
Real Estate	0	16
Commercial	0	0
Consumer	38	45
Total	38	61
Recoveries:
Real Estate	2	2
Commercial	0	1
Consumer	22	31
Total	24	34
Net Loans Charged Off	14	27
Provision Charged to Income	75	132
Loan Loss Reserve, End of Period	2,217	2,113

     Non-Performing assets for the company are made up of three different types of loans, "90 Days or More Past Due", "Other Real Estate Owned" (OREO), and "Non-Accruing Loans". Loans 90 days or more past due totaled $135,067 and accounted for just over 7% of the total non-performing assets as of March 31, 2003, compared to a volume of $356,874 comprising 18% as of December 31, 2002. Non-Accruing loans made up 89% of these non-performing assets with a balance of $1.65 million, compared to $1.63 million or 82% for the same comparison periods. As of March 31, 2003, the Company's OREO portfolio consisted of one property with a balance of $58,800, while the 2002 year ended with no OREO properties.

Non-performing assets as of March 31, 2003 and December 31, 2002 were as follows:
	03/31/2003	12/31/2002

Non-Accruing loans	$1,648,255	$1,631,330
Loans past due 90 days or more and still accruing	135,067	356,874
Other real estate owned	58,800	0
Total	$1,842,122	$1,988,204

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

Market Risk and Asset and Liability Management - Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest rate risk exposure and attempts to structure the balance sheet to maximize net interest income while controlling its exposure to interest rate risk. The Company's Asset/Liability Committee formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, and various business strategies. The Asset/Liability Committee's methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the entire balance sheet, and a simulation analysis which calculates projected net interest income based on alternative balance sheet and interest rate scenarios, including "rate shock" scenarios involving immediate substantial increases or decreases in market rates of interest.

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

     The tables on the following two pages set forth the estimated maturity or repricing of the Company's interest earning assets and interest-bearing liabilities at March 31, 2003, and December 31, 2002.

GAP ANALYSIS
Community Bancorp. & Subsidiaries
March 31, 2003
Cumulative repriced within:

Dollars in thousands,	3 Months	4 to 12	1 to 3	3 to 5	Over 5
by repricing date	or less	Months	Years	Years	Years	Total

Interest sensitive assets:
Federal funds sold	1,490	0	0	0	0	1,490
Overnight deposits	1,467	0	0	0	0	1,467
Investments -
Available for Sale	0	0	18,129	15,363	10,475	43,967
Held to Maturity	18,149	7,326	3,668	3,905	5,597	38,645
Restricted equity securities	0	0	0	0	1,357	1,357
Loans(1)	51,325	42,391	46,268	16,151	45,449	201,584
Total interest sensitive assets	72,431	49,717	68,065	35,419	62,878	288,510

Interest sensitive liabilities:
Certificates of deposit	19,503	35,657	27,859	19,871	0	102,890
Money markets	16,168	21,593	0	0	20,000	57,761
Regular savings	0	11,323	0	0	28,000	39,323
Now and super now accounts	0	0	0	0	25,923	25,923
Borrowed funds	0	0	0	30	5,010	5,040
Repurchase agreements	12,188	0	0	0	0	12,188
Total interest sensitive liabilities	47,859	68,573	27,859	19,901	78,933	243,125

Net interest rate sensitivity gap	24,572	(18,856)	40,206	15,518	(16,055)
Cumulative net interest rate
sensitivity gap	24,572	5,716	45,922	61,440	45,385
Cumulative net interest rate
sensitivity gap as a
percentage of total assets	8.05%	1.87%	15.04%	20.12%	14.86%
Cumulative interest sensitivity
gap as a percentage of total
interest-earning assets	8.52%	1.98%	15.92%	21.30%	15.73%
Cumulative interest earning assets
as a percentage of cumulative
interest-bearing liabilities	151.34%	104.91%	131.83%	137.42%	118.67%

(1) Loan totals exclude non-accruing loans amounting to $1,648,255.

GAP ANALYSIS
Community Bancorp. & Subsidiaries
December 31, 2002
Cumulative repriced within:

Dollars in thousands,	3 Months	4 to 12	1 to 3	3 to 5	Over 5
by repricing date	or less	Months	Years	Years	Years	Total

Interest sensitive assets:
Federal funds sold	2,100	0	0	0	0	2,100
Overnight deposits	2,980	0	0	0	0	2,980
Investments -
Available for Sale	0	0	18,066	13,514	9,495	41,075
Held to Maturity	708	22,033	3,686	5,897	6,645	38,969
Restricted equity securities	0	0	0	0	1,309	1,309
Loans(1)	46,225	47,906	47,029	17,298	46,994	205,452
Total interest sensitive assets	52,013	69,939	68,781	36,709	64,443	291,885

Interest sensitive liabilities:
Certificates of deposit	12,331	44,227	25,339	20,199	0	102,096
Money markets	113	32,380	0	0	24,000	56,493
Regular savings	0	7,737	0	0	30,000	37,737
Now and super now accounts	0	0	0	0	32,293	32,293
Borrowed funds	0	0	0	30	5,010	5,040
Repurchase agreements	14,069	0	0	0	0	14,069
Total interest sensitive liabilities	26,513	84,344	25,339	20,229	91,303	247,728

Net interest rate sensitivity gap	25,500	(14,405)	43,442	16,480	(26,860)
Cumulative net interest rate
sensitivity gap	25,500	11,095	54,537	71,017	44,157
Cumulative net interest rate
sensitivity gap as a
percentage of total assets	8.25%	3.59%	17.64%	22.97%	14.28%
Cumulative interest sensitivity
gap as a percentage of total
interest-earning assets	8.74%	3.80%	18.68%	24.33%	15.13%
Cumulative interest earning assets
as a percentage of cumulative
interest-bearing liabilities	196.18%	110.01%	140.04%	145.40%	117.82%

(1) Loan totals exclude non-accruing loans amounting to $1,631,330.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees, interest rate caps and floors written on adjustable rate loans, and commitments to sell loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest rate caps and floors written on adjustable rate loans, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of their interest rate cap agreements through credit approvals, limits, and monitoring procedures.

The Company generally requires collateral or other security to support financial instruments with credit risk.

Financial instruments whose contract amount represent credit risk	Contract or
at March 31, 2003 (in thousands)	----Notional Amount----

Mortgage loan commitments	$ 9,977
Unused commercial lines of credit	5,821
Unused portions of construction loans	1,537
Unused portion credit card lines	7,258
Unused home equity lines of credit	2,730

Standby letters of credit	377

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2003, the Company has binding loan commitments at fixed rates approximating $6.4 million that are included in the "mortgage loan commitments" figure above.

The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counter-party. Collateral held varies but may include real estate, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The Company enters into a variety of interest rate contracts, including interest rate caps and floors written on adjustable rate loans in managing its interest rate exposure. Interest rate caps and floors on loans written by the Company enable customers to transfer, modify, or reduce their interest rate risk.

AGGREGATE CONTRACTUAL OBLIGATIONS
Contractual obligations as of March 31, 2003 were as follows:
	Payment due by period
	Less than	1-3	3-5	More than
Contractual Obligations	1 year	years	years	5 years	Total
Operating Leases	$125,366	$435,065	$211,244	$ 745,798	$1,517,473
FHLB Borrowings	0	0	30,000	5,010,000	5,040,000
Total	$125,366	$435,065	$241,244	$5,755,798	$6,557,473

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

CAPITAL RESOURCES

     The Company periodically repurchases its own common stock under a stock buyback program initially authorized by the Board of Directors in April of 2000. Under the terms of the stock buyback, the Company may repurchase shares of its common stock from time to time in open market purchases and privately negotiated transactions, as market conditions may warrant. The initial authorization for the repurchase of up to 205,000 shares of common stock was extended by the Board of Directors on October 15, 2002 to cover an additional 200,000 shares, with an aggregate limit for such additional share repurchases of $3.5 million. As of March 31, 2003 the Company had repurchased 152,463 shares at a total cost of approximately $1,739,166, including fees and commissions, since the inception of the program.

     The Company's stockholders' equity, which started the year at $25,705,102, increased through earnings of $909,056. It decreased $58,760 for other comprehensive income pertaining to the valuation of securities and $7,955 for the purchase of treasury stock and the repurchase of stock through the stock buyback program. A cash dividend of $0.16 per share and a 5% stock dividend were declared in December of 2002 and paid in February of 2003. As a result, both dividends along with the dividend reinvestment plan entry and associated shares were booked in 2002 to stockholders' equity. Stockholder's equity ended the first three months of 2003 at $26,547,443 with a book value of $7.07 per share. All stockholders' equity is unrestricted.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2003, that the Company meets all capital adequacy requirements to which it is subject.

     As of March 31, 2003, the Company and its Subsidiaries were deemed well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since March 31, 2003 that management believes have changed the Company's regulatory capital category. As of March 31, 2003 the Company reported risk-weighted assets of $163 million compared to almost $169 million at December 31, 2002. From time to time the Company may make contributions to the capital of its subsidiary, Community National Bank. At present, regulatory authorities have made no demand on the Company to make additional capital contributions to the Bank's capital.

The Company's actual capital amounts and ratios (000's omitted) are presented in the table on the following page.

					Minimum to be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2003:
Total capital (to risk weighted assets)
Consolidated	$27,577	16.90%	$13,050	8.0%	N/A	N/A
Subsidiary (Community National Bank)	$25,759	15.79%	$13,050	8.0%	$16,312	10.0%
Tier I capital (to risk weighted assets)
Consolidated	$25,536	15.65%	$ 6,525	4.0%	N/A	N/A
Subsidiary (Community National Bank)	$23,718	14.54%	$ 6,525	4.0%	$ 9,787	6.0%
Tier I capital (to average assets)
Consolidated	$25,536	8.28%	$12,340	4.0%	N/A	N/A
Subsidiary (Community National Bank)	$23,718	7.69%	$12,340	4.0%	$15,424	5.0%

As of December 31, 2002:
Total capital (to risk weighted assets)
Consolidated	$26,828	15.91%	$13,487	8.0%	N/A	N/A
Subsidiary (Community National Bank)	$25,350	15.04%	$13,484	8.0%	$16,855	10.0%
Tier I capital (to risk weighted assets)
Consolidated	$24,720	14.66%	$ 6,743	4.0%	N/A	N/A
Subsidiary (Community National Bank)	$23,243	13.79%	$ 6,742	4.0%	$10,113	6.0%
Tier I capital (to average assets)
Consolidated	$24,720	7.97%	$12,407	4.0%	N/A	N/A
Subsidiary (Community National Bank)	$23,243	7.49%	$12,406	4.0%	$15,507	5.0%

						Table A

AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information:
Average earning assets (including non-accrual loans)
Average interest bearing liabilities supporting earning assets
Interest income and interest expense as a rate/yield

	For the First Three Months Ended:
		2003			2002
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS

Loans (gross)	204,565,843	3,470,789	6.88%	192,314,605	3,590,777	7.57%
Taxable Investment Securities	53,297,058	616,154	4.69%	53,422,215	720,504	5.47%
Tax Exempt Investment Securities (1)	26,909,328	324,594	4.89%	21,976,464	340,491	6.28%
Federal Funds Sold	2,170,722	6,501	1.21%	2,538,889	11,408	1.82%
Sweep Account	5,714,477	13,169	0.93%	3,397,408	10,939	1.31%
Other Securities	1,311,174	11,668	3.61%	1,228,402	11,348	3.75%
TOTAL	293,968,602	4,442,875	6.13%	274,877,983	4,685,467	6.91%

INTEREST BEARING LIABILITIES

Savings Deposits	38,773,014	83,781	0.88%	34,163,367	120,583	1.43%
NOW & Money Market Funds	88,263,986	400,168	1.84%	81,406,748	531,961	2.65%
Time Deposits	102,439,548	846,028	3.35%	98,033,558	963,590	3.99%
Other Borrowed Funds	5,040,000	60,446	4.86%	5,055,000	94,175	7.56%
Notes Payable	150,000	2,033	5.50%	0	0	0.00%
Repurchase Agreements	12,588,897	36,752	1.18%	13,312,936	83,068	2.53%
TOTAL	247,255,445	1,429,208	2.34%	231,971,609	1,793,377	3.14%

Net Interest Income		3,013,667			2,892,090
Net Interest Spread(2)			3.79%			3.77%
Interest Differential(3)			4.16%			4.27%

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

			Table B

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income for the first three months of 2003 and 2002 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

INCOME EARNING ASSETS

Loans	(348,667)	228,679	(119,988)
Taxable Investment Securities	(102,903)	(1,447)	(104,350)
Tax Exempt Investment Securities (2)	(92,282)	76,385	(15,897)
Federal Funds Sold	(3,809)	(1,098)	(4,907)
Sweep Account	(5,254)	7,484	2,230
Other Securities	(445)	765	320
Total Interest Earnings	(553,360)	310,768	(242,592)

INTEREST BEARING LIABILITIES

Savings Deposits	(53,056)	16,254	(36,802)
NOW & Money Market Funds	(176,600)	44,807	(131,793)
Time Deposits	(160,910)	43,348	(117,562)
Other Borrowed Funds	(33,549)	(180)	(33,729)
Notes Payable	2,033	0	2,033
Repurchase Agreements	(44,209)	(2,107)	(46,316)
Total Interest Expense	(466,291)	102,122	(364,169)

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

Form 8-K dated January 10, 2003, announcing the Company's earnings and other financial information for the period ended December 31, 2002.
Form 8-K/A dated January 10, 2003, filed February 13, 2003 announcing an adjustment of earnings per share due to the recording of a 5% stock dividend and a cash dividend declared in December of 2002 and payable in February of 2003.
Form 8-K dated March 14, 2003 announcing a cash dividend payable May 1, 2003 to shareholders of record as of April 15, 2003.
Form 8-K/A dated March 31, 2003 relating to completion of the engagement of the Company's former independent accountants.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: May 15, 2003	By: /s/Richard C. White
Richard C. White, President

DATED: May 15, 2003	By: /s/Stephen P. Marsh
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

Date: May 15, 2003

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

Date: May 15, 2003

/s/Stephen P. Marsh

Treasurer and Chief Financial Officer