Form 10-Q
period 2003-06-30
COMMUNITY BANCORP /VT
filed 2003-08-14
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-16435

COMMUNITY BANCORP.

Vermont	03-0284070
(State of Incorporation)	(IRS Employer Identification Number)

4811 US Route 5, Derby, Vermont	05829
(Address of Principal Executive Offices)	(zip code)

Registrant' Telephone Number: (802) 334-7915

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

At August 12, 2003 there were 3,777,686 shares outstanding of the Corporation's common stock.

Total Pages - 52 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and subsidiaries, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Balance Sheets
( Unaudited )	June 30	December 31
	2003	2002

Assets
Cash and due from banks	$12,329,224	$8,957,633
Federal funds sold and overnight deposits	0	5,079,647
Total cash and cash equivalents	12,329,224	14,037,280
Securities held-to-maturity (fair value $23,150,193 at
06/30/03 and $39,359,442 at 12/31/02)	22,833,848	38,969,114
Securities available-for-sale	47,262,004	41,074,804
Restricted equity securities	1,356,850	1,309,050
Loans held-for-sale	5,043,058	6,169,017
Loans	199,236,983	200,913,490
Allowance for loan losses	(2,220,509)	(2,155,789)
Unearned net loan fees	(819,816)	(879,501)
Net loans	196,196,658	197,878,200
Bank premises and equipment, net	5,322,788	5,292,597
Accrued interest receivable	1,503,558	1,744,805
Other real estate owned, net	58,800	0
Other assets	4,628,645	2,752,738
Total assets	$296,535,433	$309,227,605

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Demand, non-interest bearing	$35,359,586	$32,302,824
NOW and money market accounts	65,887,734	88,786,101
Savings	40,931,930	37,737,157
Time deposits, $100,000 and over	21,327,797	20,591,082
Other time deposits	81,689,292	81,504,466
Total deposits	245,196,339	260,921,630

Federal funds purchased and other borrowed funds	9,336,746	5,040,000
Repurchase agreements	11,041,119	14,069,026
Accrued interest and other liabilities	3,505,928	3,491,847
Total liabilities	269,080,132	283,522,503

Stockholders' Equity
Common stock - $2.50 par value; 6,000,000 shares
authorized and 3,950,199 shares issued at 06/30/03
and 3,939,078 shares issued at 12/31/02	9,875,497	9,847,694
Additional paid-in capital	16,564,428	16,423,022
Retained earnings	2,022,882	625,932
Accumulated other comprehensive income	1,176,975	984,953
Less: treasury stock, at cost; 182,904 shares at 06/30/03
and 182,377 shares at 12/31/02	(2,184,481)	(2,176,499)
Total stockholders' equity	27,455,301	25,705,102
Total liabilities and stockholders' equity	$296,535,433	$309,227,605

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Income
( Unaudited )

For The Second Quarter Ended June 30,	2003	2002

Interest income
Interest and fees on loans	$3,570,895	$3,573,450
Interest on debt securities
Taxable	578,889	756,963
Tax-exempt	235,484	235,553
Dividends	11,098	11,158
Interest on federal funds sold and overnight deposits	4,934	7,827
Total interest income	4,401,300	4,584,951

Interest expense
Interest on deposits	1,276,919	1,550,033
Interest on borrowed funds	63,889	69,887
Interest on repurchase agreements	33,279	72,057
Total interest expense	1,374,087	1,691,977

Net interest income	3,027,213	2,892,974
Provision for loan losses	(18,000)	(94,000)
Net interest income after provision	3,009,213	2,798,974

Other operating income
Service fees	247,576	235,558
Other	742,139	936,787
Total other operating income	989,715	1,172,345

Other operating expenses
Salaries and wages	977,477	860,227
Pension and other employee benefits	304,617	248,037
Occupancy expenses, net	445,067	363,727
Other	895,435	1,113,332
Total other operating expenses	2,622,596	2,585,323

Income before income taxes	1,376,332	1,385,996
Applicable income taxes	287,451	437,536
Net Income	$1,088,881	$948,460

Earnings per share on weighted average	$0.29	$0.25

Weighted average number of common shares
used in computing earnings per share	3,767,298	3,730,095

Dividends declared per share	$0.16	$0.16

Book value per share on shares outstanding at June 30,	$7.29	$6.60

Per share data for 2002 restated to reflect a 5% stock dividend declared in December, 2002 and paid in February, 2003.

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Income
( Unaudited )

For the Six Months Ended June 30,	2003	2002

Interest income
Interest and fees on loans	$7,041,684	$7,164,227
Interest on debt securities
Taxable	1,195,043	1,477,467
Tax-exempt	449,716	460,277
Dividends	22,765	22,506
Interest on federal funds sold and overnight deposits	24,604	30,174
Total interest income	8,733,812	9,154,651

Interest expense
Interest on deposits	2,606,896	3,166,167
Interest on borrowed funds	126,368	164,062
Interest on repurchase agreements	70,031	155,125
Total interest expense	2,803,295	3,485,354

Net interest income	5,930,517	5,669,297
Provision for loan losses	(93,000)	(226,000)
Net interest income after provision	5,837,517	5,443,297

Other operating income
Service fees	482,995	459,696
Security gains	142,904	3,648
Other	1,309,846	1,401,717
Total other operating income	1,935,745	1,865,061

Other operating expenses
Salaries and wages	1,951,708	1,819,714
Pension and other employee benefits	610,982	523,797
Occupancy expenses, net	867,950	775,280
Other	1,756,401	2,039,006
Total other operating expenses	5,187,041	5,157,797

Income before income taxes	2,586,221	2,150,561
Applicable income taxes	588,284	586,178
Net Income	$1,997,937	$1,564,383

Earnings per share on weighted average	$0.53	$0.42

Weighted average number of common shares
used in computing earnings per share	3,761,935	3,731,038

Dividends declared per share	$0.32	$0.32

Book value per share on shares outstanding at June 30,	$7.29	$6.60

Per share data for 2002 restated to reflect a 5% stock dividend declared in December, 2002 and paid in February, 2003.

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
( Unaudited )
For the Six Months Ended June 30,	2003	2002

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$1,997,937	$1,564,383
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	317,400	534,786
Provision for loan losses	93,000	226,000
Provision for deferred income taxes	29,123	16,099
Gain on sale of loans	(773,314)	(158,610)
Gain on sale of fixed assets	(19,306)	0
Securities gains	(142,904)	(3,648)
Gain on sales of OREO	0	(18,013)
OREO writedowns	20,700	0
Amortization of bond premium, net	167,888	137,806
Proceeds from sales of loans held for sale	33,671,410	19,117,338
Originations of loans held for sale	(31,772,137)	(18,359,161)
(Decrease) increase in taxes payable	(60,839)	66,356
(Increase) decrease in interest receivable	241,247	(348,239)
Increase in mortgage service rights	(78,183)	(116,385)
Increase in other assets	(775,089)	(112,377)
Decrease in unamortized loan fees	(59,685)	(24,859)
Decrease in interest payable	(9,022)	(35,267)
(Decrease) increase in accrued expenses	(93,908)	285,251
(Decrease) increase in other liabilities	(57,365)	290,054
Net cash provided by operating activities	2,696,953	3,061,514

Cash Flows from Investing Activities:
Investments - held to maturity
Maturities and paydowns	23,409,501	5,735,892
Purchases	(7,296,091)	(3,455,544)
Investments - available for sale
Sales and maturities	9,213,770	8,000,000
Purchases	(15,113,155)	(17,216,861)
Purchase of restricted equity securities	(47,800)	(84,400)
Investment in limited partnership, net	(503,408)	(189,488)
Decrease (increase) in loans, net	1,506,161	(2,706,610)
Capital expenditures, net	(328,284)	(391,163)
Recoveries of loans charged off	62,566	74,394
Proceeds from sales of other real estate owned	0	124,071
Net cash provided by (used in) investing activities	10,903,260	(10,109,709)

Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market and savings accounts	(16,646,832)	(530,941)
Net increase in certificates of deposit	921,541	1,048,446
Net decrease in short-term borrowings and repurchase agreements	(3,027,907)	(7,834,220)
Net increase in borrowed funds	4,296,746	7,819,000
Payments to acquire treasury stock	(7,981)	(456,083)
Dividends paid	(843,836)	(823,752)
Net cash used in financing activities	(15,308,269)	(777,550)

Net decrease in cash and cash equivalents	(1,708,056)	(7,825,745)
Cash and cash equivalents:
Beginning	14,037,280	14,700,415
Ending	$12,329,224	$6,874,670

Supplemental Schedule of Cash Paid During the Year
Interest	$2,812,317	$3,520,621
Income taxes	$620,000	$503,724

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain on securities available-for-sale	$290,943	$451,182
OREO acquired in settlements of loans	$79,500	$136,524
Debentures converted to common stock	$0	$1,000

Investments in limited partnership
Increase in limited partnerships	($1,026,999)	($10,491)
Increase in contributions payable	$523,591	($178,997)
	($503,408)	($189,488)

Dividends Paid
Dividends declared	$600,987	$567,273
Decrease in dividends payable attributable to dividends declared	412,057	569,058
Dividends reinvested	(169,208)	(312,579)
	$843,836	$823,752

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

NOTE 2. GOODWILL

     Statement of Financial Accounting Standards (SFAS) No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. The Company chose to expense the remainder of the goodwill associated with the acquisition of Liberty Savings Bank during the second quarter of 2002. The result was an expense before taxes of $245,575.

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

NOTE 4.  RECENT ACCOUNTING DEVELOPMENTS

In April 2003, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.

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

The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 was implemented during the second quarter of 2003 and did not have a material effect on the consolidated financial statements.

FASB derivative implementation guidance for SFAS No. 133 clarifies that loan commitments relating to the origination of mortgage loans that will be held for resale must be accounted for as derivative instruments in accordance with SFAS No. 133. Accordingly, the Company recorded an asset and related income of $217,845 representing the fair value of these loan commitments as of June 30, 2003.

In May 2003, FASB issued Statement No. 150 , "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

The requirements of this Statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.

This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.

This Statement is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 5.  TOTAL COMPREHENSIVE INCOME

Accounting principles generally require recognized revenue, expenses, gains, and losses to be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Total comprehensive income was $2,189,959 and $1,862,163 for the six months ended June 30, 2003 and 2002, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Period Ended June 30, 2003

FORWARD-LOOKING STATEMENTS

     The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations may contain certain forward-looking statements about the Company's operations, financial condition and business. When used therein, the words "believes," "expects," "anticipates," "intends," "estimates," "plans," "predicts," or similar expressions, indicate that management of the Company is making forward-looking statements.

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

OVERVIEW

     Community Bancorp. (the "Company") is a bank holding company headquartered in Derby, Vermont, which has one operating commercial bank subsidiary, Community National Bank (the "Bank"). The Bank is a commercial banking institution, which offers a full range of retail banking services to residents and businesses in northeastern and north central Vermont. The Bank has nine offices, five of which are located in Orleans County, one in Essex County, one in Caledonia County and two located in Washington County. The newest office is located in the town of Barre, and is set up in a temporary office on the site adjacent to the permanent office site, presently under construction, with the permanent office scheduled to open in November.

     The Company also owns all of the stock of Liberty Savings Bank ("Liberty"), an inactive New Hampshire guaranty savings bank charter. The Company is negotiating a sale of this charter, which expects to complete during the third quarter of 2003.

     Substantially all of the Company's business is conducted through Community National Bank; therefore, the following narrative is based primarily on the Bank's operations. The balance sheet and statements of income preceding this section are consolidated figures for Community Bancorp. and subsidiaries and should be read in conjunction with the notes and other information and reports following them to provide a more detailed comparison of the information disclosed in the following narrative.

CRITICAL ACCOUNTING POLICIES

The accounting policies the Company feels are most important are discussed in Note 3 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     Income before income taxes of $1.38 million was reported for the second quarter of 2003 compared to $1.39 million for 2002, resulting in a decrease of $9,664. Income before income taxes for the first six months of 2003 was $2.59 million compared to $2.15 million for 2002, an increase of $435,660 or 20.3%. Net income for the second quarter ended June 30, 2003 was $1.1 million, representing an increase of 14.8% over the net income figure of $948,460 for the second quarter ended June 30, 2002. Net income was just under $2 million for the first six months of 2003 compared to $1.56 million for the same period in 2002, an increase of $433,554 or 27.7%. The results of this are earnings per share of $0.29 and $0.25, respectively for the second quarter of 2003 and 2002, and $0.53 and $0.42, respectively for the first six months of 2003 and 2002. Among other factors discussed throughout this narrative, the volume of loans sold on the secondary market continues to be more favorable than expected contributing to the increase in income for both periods.

     Return on average assets (ROA), which measures how effectively a corporation uses its assets to produce earnings, reported ratios of 1.42% and 1.32%, respectively for the second quarter ended 2003 and 2002, as well as 1.31% and 1.10%, respectively for the first six months of 2003 and 2002. Return on average equity (ROE), which is the ratio of income earned to average shareholders' equity was 16.18% for the second quarter of 2003 compared to 15.96% for same period in 2002, and 15.16% and 13.31%, respectively for the first six months of 2003 and 2002.

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

As shown in the table below, net interest income on a tax equivalent basis for the six months comparison period was $6.2 million for 2003 compared to $5.9 million for 2002.
	For the six months ended June 30,
(in thousands)	2003	2002

Net interest income as presented	$5,931	$5,669
Effect of tax-exempt income	231	237
Net interest income, tax equivalent	$6,162	$5,906

     The tax equivalent net interest spread, defined as the difference between the yield on earning assets and the rate paid on interest bearing liabilities, was 3.86% for both comparison periods. The interest differential, defined as net interest income divided by average earning assets, was 4.23% and 4.33%, for the respective comparison periods.

     Total interest income for the first six months decreased $426,278 or by 4.5% from $9.4 million in 2002 to $9.0 million in 2003. Interest expense decreased $682,059 or by 19.6% from $3.5 million in 2002 to $2.8 million in 2003. Interest earned on the loan portfolio accounts for approximately 70% of total interest income reporting a decrease of $122,543 or 1.7% for 2003 compared to 2002. In comparison, interest paid on deposits comprises 93% of total interest expense and shows a decrease of $559,272 or 17.7% for the same comparison period. Although an increase is noted in the average volume of earning assets for the first six months of 2003 compared to the same period of 2002, a decrease of 72 basis points is noted in the average yield, contributing to the decrease in income. The average volume of interest bearing liabilities increased, while the rate paid on these accounts decreased 72 basis points as well.

CHANGES IN FINANCIAL CONDITION

     The Company had total average assets of approximately $309 million at June 30, 2003 and $296 million at December 31, 2002. Average earning assets were $294 million for the period ended June 30, 2003, including average loans of $205 million and average investment securities of $84 million. Average earning assets were $283 million for the year ended December 31, 2002 including average loans of $197 million and average investment securities of $81 million. Although the actual balance of the loan portfolio decreased from December 31, 2002 to June 30, 2003, the substantial growth in the loan portfolio during the last quarter of 2002 helped to boost the average volume for the first six months of 2003.

     Average interest bearing liabilities at June 30, 2003 were $246 million, with average time deposits reported totaling $103 million and NOW & money market funds of $86 million. At December 31, 2002, average interest bearing liabilities of $238 million were reported including average time deposits of $100 million and NOW & money market funds at $82 million. An increase in municipal deposits during the last quarter of 2002, generated from the new collateralized deposit product discussed below, helped to boost the average volume on these deposit accounts for the first six months of 2003.

     Additionally, the Bank experienced a one-day decrease in the balance of NOW and money market accounts on June 30, 2003 as municipal customers paid off their borrowings. These borrowings are classified as securities and are held in the Company's portfolio of held to maturity investments, accounting for the decrease in this line item. Most of these borrowings were renewed on July 1, 2003, thereby increasing both the deposit and loan balances.

OTHER OPERATING INCOME AND EXPENSES

     Total other operating income for the second quarter of 2003 was $989,715 compared to $1.2 million for the same quarter in 2002, a decrease of $182,630 or 15.6%. In June 2003, the Company booked income and a related receivable account in the amount of $217,845 in accordance with implementation guidance for SFAS No. 133 mentioned in Note 4 to the Consolidated Financial Statements labeled Recent Accounting Developments. A one-time gain of $617,355 through the sale of the Company's trust operations helped to boost income for the second quarter of 2002. Total other operating income for the first six months amounted to $1.94 million for 2003 compared to $1.87 for 2002. The Company sold four of its investments from the Corporate Bond portfolio netting a gain before taxes of $132,312 contributing to the increase for 2003. Income generated through the sale and servicing of loans sold to the secondary market for the first six months of 2003 constitutes a large portion of other income with figures of $972,158 for the first six months of 2003 compared to $365,711 for 2002.

     In February of 2003, the Company began selling loans under a new program with the Federal Home Loan Bank of Boston (FHLB), the Mortgage Partnership Finance program (MPF). The MPF program offers members a new opportunity to originate and sell investment quality mortgages. While selling loans to the secondary market is not new business for the Company, this partnership with FHLB is different in that the bank shares in the credit risk of each mortgage. These loans meet specific underwriting standards of the FHLB. To date, the Company has funded $11.3 million in loans with MPF.

     Total other operating expenses for the second quarter comparison periods increased to $2.62 million for 2003 from $2.59 million for 2002, with other expenses noting the only decrease for 2003 versus 2002. Expenses of $245,575 were booked in the second quarter of 2002 when the Company chose to expense the remaining goodwill associated with the acquisition of the Liberty Savings Bank charter in 1997. Salaries and wages show the biggest increase due to the opening of the Barre branch mentioned earlier. Total other operating expenses of $5.19 million and $5.16 million, are reported for the first six months of 2003 and 2002, respectively. The only decrease for the comparison period was in other expenses, due in part to trust expense of $34,465 for 2003 versus $95,985 for 2002. Losses on the Company's investment in Limited Partnerships totaled $197,791 for 2003 compared to $225,000 for 2002 further supporting the decrease in other expense for the first six months of 2003 compared to 2002.

     Management monitors all components of other operating expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate. This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     Provisions for income taxes decreased $150,085 with figures of $287,451 for the second quarter of 2003 versus $437,536 for the same period in 2002. The decrease in computed tax expense is a result of additional tax advantages attributable to the Limited Partnerships that were booked in June. Provisions for income taxes for the first six months were reported at $588,284 for 2003 and $586,178 for 2002.

RISK MANAGEMENT

Liquidity Risk - Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Other time deposits increased $184,826 as of the end of the first six months of 2003, while time deposits greater than $100,000 increased $736,715. A review of these deposits indicates that they are primarily generated locally and regionally and are established customers of the Company. Savings accounts increased $3.2 million, despite the decrease in the rate earned on these funds. The Company began offering a new interest bearing collateralized deposit account to its municipal account holders during the last part of 2001. This account was well received during 2002, contributing to the increase in NOW and money market funds in that time period. These accounts decreased during the first three months of 2003, and then as anticipated, due to normal municipal tax collection cycles, began to increase during the second quarter of 2003. Despite this progressive increase, the reader will note that NOW and money market funds ended the first six months of 2003 at a balance of $65.9 million, a decrease of almost $23 million compared to December 31, 2002. This is due to the "one-day decrease" mentioned earlier. The Company reports current balances in these accounts at the time of this report totaling approximately $84 million.

     The Company believes that a portion of the increase in deposits is due to the current economic environment, as customers seek a safe haven for their money. This has created a high level of liquidity that the Company considers temporary. The Company has purchased assets, primarily 3-5 year Government Agency securities, attempting to maximize yields and maintain adequate liquidity.

     In January of 2003, the Company entered into an agreement with Promontory Interfinancial Network making it possible to offer FDIC Insured deposits beyond the $100,000 limit. This Certificate of Deposit Account Registry Service (CDARS) uses a deposit-matching engine to match CDARS deposits in other participating banks, dollar- for-dollar. This product is designed to enhance customer attraction and retention, build deposits and improve net interest margins, while providing additional FDIC coverage to customers.

     Due to the nature of the placement of funds, CDARS deposits are defined as "brokered deposits". It has always been the Company's policy not to accept brokered deposits. The Company's Asset Liability policy now states that the Company will not accept brokered deposits, other than through the CDARS program in the Promontory Interfinancial Network.

     During the first quarter, the Company had placed three test-Certificates of Deposit in the CDARS program. These were short-term and matured during the reporting period. As of June 30, 2003, the Company reported a total balance of $244,000 in this product. The Company will continue to monitor the development of this product closely and manage any associated risk accordingly.

     The Company's in house loan portfolio decreased $1.7 million over the last six months, and the investment portfolio decreased a total of $9.9 million for the same time period. As of June 30, 2003, the Company held in its investment portfolio securities classified as "Available for Sale" at a fair value of $47.3 million, compared to $41.1 million as of December 31, 2002, an increase of $6.2 million or 15%. Securities classified as "Held to Maturity" ended the first six months of 2003 at a book value of $22.8 million compared to $39.0 million as of the end of the 2002 calendar year. Both of these types of investments mature at monthly intervals as shown on the gap report at the end of this section. Securities classified as "Restricted Equity Securities" are made up of equity securities the Company is required to maintain in the form of Federal Home Loan Bank of Boston (FHLB) and Federal Reserve Bank stock. FHLB stock increased $47,800, increasing the combined restricted stock balance to $1.4 million as of June 30, 2003.

     The Company has a $4.3 million credit line with FHLB. Interest is chargeable at a rate determined daily of approximately 25 basis points higher than the rate paid on fed funds sold. Additional borrowing capacity of approximately $95.5 million is available through the FHLB, which is secured by the Company's qualifying loan portfolio. As of June 30, 2003, the Company has advances of just over $5 million against the $95.5 million in borrowing authority at FHLB, and advances of almost $4.3 million against the $4.3 million credit line. Under a separate agreement, the Company has the authority to collateralize public unit deposits, such as the Company's collateralized government agency accounts mentioned above, up to its FHLB borrowing capacity ($95.5 million less outstanding advances) with letters of credit issued by FHLB. At June 30, 2003, approximately $41.5 million was pledged as collateral for these deposits. Interest is charged to the Company quarterly based on the average daily balance outstanding at an annual rate of 20 basis points. At June 30, 2003, an average daily balance of approximately $10.2 million was reported.

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

     Specific allocations are made in the allowance for loan losses in situations management believes may represent a greater risk for loss. A quarterly review of various qualitative factors, including levels of, and trends in, delinquencies and non-accruals and national and local economic trends and conditions, helps to ensure that areas with potential risk are noted and coverage increased or decreased to reflect the trends in delinquencies and non-accruals. Residential mortgage loans make up the largest part of the loan portfolio and have the lowest historical loss ratio helping to alleviate the overall risk.
The following table reflects the composition of the Company's loan portfolio for the periods ended June 30:

		2003		2002
(Dollars in Thousands)	Total	% of	Total	% of
	Loans	Total	Loans	Total
Real Estate Loans
Construction & Land Development	7,039	3.45%	4,312	2.21%
Farm Land	2,874	1.41%	2,386	1.22%
1-4 Family Residential	119,431	58.46%	117,012	60.00%
Commercial Real Estate	31,541	15.44%	33,254	17.05%
Loans to Finance Agricultural Production	399	0.19%	337	0.17%
Commercial & Industrial	20,056	9.82%	13,748	7.05%
Consumer Loans	22,609	11.07%	23,702	12.16%
All Other Loans	331	0.16%	263	0.14%
Gross Loans	204,280	100%	195,014	100%
Less:
Reserve for Loan Losses	(2,220)	-1.09%	(2,195)	-1.13%
Deferred Loan Fees	(820)	-0.40%	(926)	-0.47%
Net Loans	201,240	98.51%	191,893	98.40%

Allowance for loan losses and provisions - The valuation allowance for loan losses of $2.2 million as of June 30, 2003 composed 1.1% of the total gross loan portfolio. As of such date, the Company maintained a residential loan portfolio of $119 million and a commercial real estate portfolio of almost $42 million, accounting for approximately 79% of the total loan portfolio. This volume, together with the low historical loan loss experience in these portfolios, helps to support the Company's basis for loan loss coverage.

The following table summarizes the Company's loan loss experience for the periods ended June 30,

(Dollars in Thousands)	2003	2002

Loans Outstanding End of Period	204,280	195,014
Ave. Loans Outstanding During Period	204,834	192,673

Loan Loss Reserve, Beginning of Period	2,156	2,008
Loans Charged Off:
Real Estate	1	29
Commercial	0	0
Consumer	90	84
Total	91	113
Recoveries:
Real Estate	2	2
Commercial	1	3
Consumer	59	69
Total	62	74
Net Loans Charged Off	29	39
Provision Charged to Income	93	226
Loan Loss Reserve, End of Period	2,220	2,195

     Non-Performing assets for the company are made up of three different types of loans, "90 Days or More Past Due", "Other Real Estate Owned" (OREO), and "Non-Accruing Loans". Loans 90 days or more past due totaled $302,631 and accounted for 18% of the total non-performing assets as of June 30, 2003, compared to a volume of $356,874 comprising 18% as of December 31, 2002. Non-Accruing loans made up 78% of these non-performing assets with a balance of $1.3 million, compared to $1.63 million or 82% for the same comparison periods. As of June 30, 2003, the Company's OREO portfolio consisted of one property with a balance of $58,800, while the 2002 year ended with no OREO properties.

Non-performing assets as of June 30, 2003 and December 31, 2002 were as follows:
	06/30/2003	12/31/2002

Non-Accruing loans	$1,307,790	$1,631,330
Loans past due 90 days or more and still accruing	302,631	356,874
Other real estate owned	58,800	0
Total	$1,669,221	$1,988,204

     Other real estate owned is made up of property that the Company has acquired by deed in lieu of foreclosure or through normal foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. The value of the property is determined prior to transferring the balance to other real estate owned. The balance transferred to OREO is the lesser of the appraised value of the property, or the book value of the loan, less cost to sell. A write-down may be deemed necessary to bring the book value of the loan equal to the appraised value. Appraisals are then done periodically thereafter charging any additional write-downs to the appropriate expense account.

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
and,

NOW, money markets, and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on studies of historical experiences by the Company of the sensitivity of each such category of deposit, to changes in interest rates.

     Management believes that these assumptions approximate actual experience and considers them reasonable. However, the interest rate sensitivity of the Company's assets and liabilities in the tables could vary substantially if different assumptions were used or actual experience differs from the historical experiences on which the assumptions are based. The tables on the following two pages set forth the estimated maturity or repricing of the Company's interest earning assets and interest-bearing liabilities at June 30, 2003, and December 31, 2002.

GAP ANALYSIS
Community Bancorp. & Subsidiaries
June 30, 2003
Cumulative repriced within:

Dollars in thousands,	3 Months	4 to 12	1 to 3	3 to 5	Over 5
by repricing date	or less	Months	Years	Years	Years	Total

Interest sensitive assets:
Federal funds sold	0	0	0	0	0	0
Overnight deposits	0	0	0	0	0	0
Investments -
Available for Sale	0	0	19,338	16,414	11,510	47,262
Held to Maturity	3,006	9,614	2,701	1,981	5,532	22,834
Restricted equity securities	0	0	0	0	1,357	1,357
Loans(1)	50,389	42,955	44,908	14,580	50,140	202,972
Total interest sensitive assets	53,395	52,569	66,947	32,975	68,539	274,425

Interest sensitive liabilities:
Certificates of deposit	15,697	38,331	31,803	17,186	0	103,017
Money markets	2,767	14,948	0	0	20,000	37,715
Regular savings	0	12,932	0	0	28,000	40,932
Now and super now accounts	0	0	0	0	28,173	28,173
Borrowed funds	4.297	0	0	30	5,010	9,337
Repurchase agreements	11,041	0	0	0	0	11,041
Total interest sensitive liabilities	33,802	66,211	31,803	17,216	81,183	230,215

Net interest rate sensitivity gap	19,593	(13,642)	35,144	15,759	(12,644)
Cumulative net interest rate
sensitivity gap	19,593	5,951	41,095	56,854	44,210
Cumulative net interest rate
sensitivity gap as a
percentage of total assets	6.61%	2.01%	13.86%	19.17%	14.91%
Cumulative interest sensitivity
gap as a percentage of total
interest-earning assets	7.14%	2.17%	14.97%	20.72%	16.11%
Cumulative interest earning assets
as a percentage of cumulative
interest-bearing liabilities	157.96%	105.95%	131.18%	138.15%	119.20%

(1) Loan totals exclude non-accruing loans amounting to $1,307,790.

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

The Company generally requires collateral or other security to support financial instruments with credit risk.

Financial instruments whose contract amount represent credit risk	Contract or
at June 30, 2003 (in thousands)	----Notional Amount----

Mortgage loan commitments	$ 9,223
Unused commercial lines of credit	4,830
Unused portions of construction loans	4,098
Unused portion credit card lines	7,533
Unused home equity lines of credit	2,782

Standby letters of credit	449

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2003, the Company had binding loan commitments at fixed rates approximating $6.2 million that are included in the "mortgage loan commitments" figure above.

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

AGGREGATE CONTRACTUAL OBLIGATIONS
Contractual Obligations as of June 30, 2003	Payment due by period
	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total
Operating Leases	$172,017	$294,669	$209,899	$ 799,230	$1,475,815
Housing Limited Partnerships	504,267	932,996	0	0	1,437,263
FHLB Borrowings	0	0	30,000	5,010,000	5,040,000
Total	$676,284	$1,227,665	$239,899	$5,809,230	$7,953,078

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

CAPITAL RESOURCES

     The Company periodically repurchases its own common stock under a stock buyback program initially authorized by the Board of Directors in April of 2000. Under the terms of the stock buyback, the Company may repurchase shares of its common stock from time to time in open market purchases and privately negotiated transactions, as market conditions may warrant. The initial authorization for the repurchase of up to 205,000 shares of common stock was extended by the Board of Directors on October 15, 2002 to cover an additional 200,000 shares, with an aggregate limit for such additional share repurchases of $3.5 million. As of June 30, 2003 the Company had repurchased 152,463 shares at a total cost of approximately $1,739,166, including fees and commissions, since the inception of the program.

     The Company's stockholders' equity, which started the year at $25,705,102, increased during the six months ended June 30, 2003, through earnings of $1,997,937; sales of common stock of $169,208 through dividend reinvestment, and adjustments of $192,022 for other comprehensive income pertaining to the valuation of securities. It decreased $7,981 for cash out of fractional shares associated with dividend reinvestment shares and the repurchase of stock through the stock buyback program, and dividends declared totaling $600,987. A cash dividend of $0.16 per share and a 5% stock dividend were declared in December of 2002 and paid in February of 2003. As a result, both dividends along with the dividend reinvestment plan entry and associated shares were booked in 2002 to stockholders' equity. Stockholder's equity ended the first six months of 2003 at $27,455,301 with a book value of $7.29 per share. All stockholders' equity is unrestricted.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2003, that the Company meets all capital adequacy requirements to which it is subject.

     As of June 30, 2003, the Company and its Subsidiaries were deemed well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since June 30, 2003 that management believes have changed the Company's regulatory capital category. As of June 30, 2003 the Company reported risk-weighted assets of approximately $163 million compared to almost $169 million at December 31, 2002. From time to time the Company may make contributions to the capital of its subsidiary, Community National Bank. At present, regulatory authorities have made no demand on the Company to make additional capital contributions to the Bank's capital.

The Company's actual capital amounts and ratios (000's omitted) are presented in the following table.
					Minimum to be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2003:
Total capital (to risk weighted assets)
Consolidated	$28,272	17.29%	$13,077	8.0%	N/A	N/A
Subsidiary (Community National Bank)	$26,914	16.47%	$13,075	8.0%	$16,344	10.0%
Tier I capital (to risk weighted assets)
Consolidated	$26,226	16.04%	$ 6,539	4.0%	N/A	N/A
Subsidiary (Community National Bank)	$24,869	15.22%	$ 6,538	4.0%	$ 9,806	6.0%
Tier I capital (to average assets)
Consolidated	$26,226	8.50%	$12,341	4.0%	N/A	N/A
Subsidiary (Community National Bank)	$24,869	8.06%	$12,338	4.0%	$15,422	5.0%

As of December 31, 2002:
Total capital (to risk weighted assets)
Consolidated	$26,828	15.91%	$13,487	8.0%	N/A	N/A
Subsidiary (Community National Bank)	$25,350	15.04%	$13,484	8.0%	$16,855	10.0%
Tier I capital (to risk weighted assets)
Consolidated	$24,720	14.66%	$ 6,743	4.0%	N/A	N/A
Subsidiary (Community National Bank)	$23,243	13.79%	$ 6,742	4.0%	$10,113	6.0%
Tier I capital (to average assets)
Consolidated	$24,720	7.97%	$12,407	4.0%	N/A	N/A
Subsidiary (Community National Bank)	$23,243	7.49%	$12,406	4.0%	$15,507	5.0%

						Table A

AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information:
Average earning assets (including non-accrual loans)
Average interest bearing liabilities supporting earning assets
Interest income and interest expense as a rate/yield

	For the First Six Months Ended:
		2003			2002
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS

Loans (gross)	204,834,261	7,041,684	6.93%	192,672,960	7,164,227	7.50%
Taxable Investment Securities	54,080,777	1,195,043	4.46%	55,024,064	1,477,241	5.41%
Tax Exempt Investment Securities (1)	28,626,743	681,389	4.80%	22,443,921	697,389	6.27%
Federal Funds Sold	1,531,519	9,431	1.24%	1,742,680	15,591	1.80%
Sweep Account	3,149,073	15,173	0.97%	2,152,241	14,583	1.37%
Other Securities	1,334,138	22,765	3.44%	1,286,342	22,732	3.56%
TOTAL	293,556,511	8,965,485	6.16%	275,322,208	9,391,763	6.88%

INTEREST BEARING LIABILITIES

Savings Deposits	39,408,040	148,144	0.76%	35,011,968	241,801	1.39%
NOW & Money Market Funds	86,341,646	782,967	1.83%	80,542,008	1,035,305	2.59%
Time Deposits	102,859,315	1,675,785	3.29%	98,604,141	1,889,062	3.86%
Other Borrowed Funds	5,310,559	122,331	4.65%	5,701,591	164,062	5.80%
Notes Payable	145,856	4,038	5.58%	0	0	0.00%
Repurchase Agreements	12,163,971	70,031	1.16%	12,681,731	155,125	2.47%
TOTAL	246,229,387	2,803,296	2.30%	232,541,439	3,485,355	3.02%

Net Interest Income		6,162,189			5,906,408
Net Interest Spread(2)			3.86%			3.86%
Interest Differential(3)			4.23%			4.33%

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

			Table B

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income for the first six months of 2003 and 2002 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

INCOME EARNING ASSETS

Loans	(347,444)	224,901	(122,543)
Taxable Investment Securities	(271,824)	(10,374)	(282,198)
Tax Exempt Investment Securities (2)	(111,588)	95,588	(16,000)
Federal Funds Sold	(5,514)	(646)	(6,160)
Sweep Account	(2,777)	3,367	590
Other Securities	(387)	420	33
Total Interest Earnings	(739,534)	313,256	(426,278)

INTEREST BEARING LIABILITIES

Savings Deposits	(108,724)	15,067	(93,657)
NOW & Money Market Funds	(289,376)	37,038	(252,338)
Time Deposits	(253,777)	40,500	(213,277)
Other Borrowed Funds	(37,248)	(4,483)	(41,731)
Notes Payable	4,038	0	4,038
Repurchase Agreements	(83,613)	(1,481)	(85,094)
Total Interest Expense	(768,700)	86,641	(682,059)

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

ITEM 4. Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Treasurer and Chief Financial Officer. Based upon that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes during the Company's last fiscal quarter in the Company's internal control over financial reporting identified in connection with the evaluation of the Company's disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

       NONE

ITEM 3. Defaults Upon Senior Securities

       NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders, at the Annual Meeting of Shareholders of Community Bancorp. on May 6, 2003:

To elect three directors to serve until the Annual Meeting of Shareholders in 2006;

To ratify the selection of the independent public accounting firm of Berry, Dunn, McNeil & Parker as the Corporation's external auditors for the fiscal year ending December 31, 2003;

The results are as follows:
			AUTHORITY
			WITHHELD/	BROKER
MATTER	FOR	AGAINST	ABSTAIN	NON-VOTE
Election of Directors:
Elwood G. Duckless	2,940,993.1828	0	15,100.0255	-0-
Rosemary M. Lalime	2,912,826.4651	28,166.7177	15,100.0255	-0-
Anne T. Moore	2,938,468.1828	2,525.0000	15,100.0255	-0-
Selection of Auditors
Berry, Dunn, McNeil & Parker	2,913,520.3442	6,222.4074	36,350.4567	-0-

     In addition to the three directors elected at the annual meeting, the terms of office of seven directors continued beyond the annual meeting of shareholders, as follows: Term expiring at the 2004 annual meeting: Michael H. Dunn, Marcel M. Locke, Stephen P. Marsh and Dale R. Wells; and term expiring at the 2005 annual meeting: Thomas E. Adams, Jacques R. Couture and Richard C. White.

ITEM 5. Other Information

INTERNAL REORGANIZATION OF CERTAIN FUNCTIONS

      After 22 years of service to the Company, Senior Vice President, Rosemary M. Rowe retired on July 3, 2003. As Senior Operations Officer, Rosemary was in charge of the operations function of the bank for many years, and also served as one of the Bank's four Executive Officers constituting the Bank's senior management team. In preparation for her retirement, the Company has restructured the operations area which includes deposit services, loan services and the IT department. The Executive Vice President and Chief Financial Officer will ultimately be responsible for these areas.

     A new position of Deposit Services Supervisor was created to oversee the deposit services area. This position reports to the Vice President of Retail Banking. Another new position, Loan Services Supervisor, was created in the loan support area. All loan support personnel will report, either directly or indirectly to the Vice President of Credit Administration. The Vice President of Retail Banking, the Vice President of Credit Administration, and the Vice Presidents of the IT department will report to the Executive Vice President and Chief Financial Officer.

ITEM 6 Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 3 (ii) - Amended and restated Bylaws of Community Bancorp. are filed as part of this report.
Exhibit 31.1 - Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 - Certification from the Chief Financial Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-K/A dated April 4, 2003, announcing the replacement of the Company's former independent accountants, A.M. Peisch & Company, LLP, with the firm of Berry, Dunn, McNeil & Parker.
Form 8-K dated April 4, 2003 announcing the earnings and other financial information for the period ended March 31, 2003.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: August 12, 2003	By: /s/ Richard C. White
Richard C. White, President

DATED: August 12, 2003	By: /s/Stephen P. Marsh
Stephen P. Marsh,
Vice President & Treasurer