Form 10-Q
period 2003-09-30
COMMUNITY BANCORP /VT
filed 2003-11-06
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

At November 6, 2003, there were 3,789,084 shares outstanding of the Corporation's common stock.

Total Pages - 28 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and subsidiaries, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Balance Sheets
	September 30	December 31
	2003	2002
	( Unaudited)
Assets
Cash and due from banks	$8,555,908	$8,957,633
Federal funds sold and overnight deposits	718,590	5,079,647
Total cash and cash equivalents	9,274,498	14,037,280
Securities held-to-maturity (fair value $48,806,918 at
09/30/03 and $39,359,442 at 12/31/02)	48,587,026	38,969,114
Securities available-for-sale	48,474,328	41,074,804
Restricted equity securities	1,356,850	1,309,050
Loans held-for-sale	2,916,495	6,169,017
Loans	199,984,305	200,913,490
Allowance for loan losses	(2,213,128)	(2,155,789)
Unearned net loan fees	(788,407)	(879,501)
Net loans	196,982,770	197,878,200
Bank premises and equipment, net	5,222,904	5,292,597
Accrued interest receivable	1,748,332	1,744,805
Other real estate owned, net	88,277	0
Other assets	5,475,262	2,752,738
Total assets	$320,126,742	$309,227,605

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$37,925,624	$32,302,824
NOW and money market accounts	90,556,387	88,786,101
Savings	42,559,377	37,737,157
Time deposits, $100,000 and over	21,569,285	20,591,082
Other time deposits	80,975,969	81,504,466
Total deposits	273,586,642	260,921,630

Federal funds purchased and other borrowed funds	5,040,000	5,040,000
Repurchase agreements	10,947,132	14,069,026
Accrued interest and other liabilities	3,048,802	3,491,847
Total liabilities	292,622,576	283,522,503
Stockholders' Equity
Common stock - $2.50 par value; 6,000,000 shares
authorized and 3,960,590 shares issued at 09/30/03
and 3,939,078 shares issued at 12/31/02	9,901,476	9,847,694
Additional paid-in capital	16,709,522	16,423,022
Retained earnings	2,420,704	625,932
Accumulated other comprehensive income	656,945	984,953
Less: treasury stock, at cost; 182,904 shares at 09/30/03
and 182,377 shares at 12/31/02	(2,184,481)	(2,176,499)
Total stockholders' equity	27,504,166	25,705,102

Total liabilities and stockholders' equity	$320,126,742	$309,227,605

See accompanying notes

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Income
( Unaudited )

For The Third Quarter Ended September 30,	2003	2002

Interest income
Interest and fees on loans	$3,711,106	$3,629,054
Interest on debt securities
Taxable	572,135	688,153
Tax-exempt	244,731	268,321
Dividends	11,598	13,271
Interest on federal funds sold and overnight deposits	1,977	6,130
Total interest income	4,541,547	4,604,929

Interest expense
Interest on deposits	1,189,587	1,490,071
Interest on borrowed funds	74,359	94,741
Interest on repurchase agreements	24,808	63,318
Total interest expense	1,288,754	1,648,130

Net interest income	3,252,793	2,956,799
Provision for loan losses	(10,000)	(50,000)
Net interest income after provision	3,242,793	2,906,799

Other operating income
Service fees	247,750	254,201
Security gains	0	27,663
Other	520,308	449,299
Total other operating income	768,058	731,163

Other operating expenses
Salaries and wages	1,043,809	890,892
Pension and other employee benefits	316,723	268,741
Occupancy expenses, net	421,704	440,423
Other	938,354	994,796
Total other operating expenses	2,720,590	2,594,852

Income before income taxes	1,290,261	1,043,110
Applicable income taxes	289,672	241,901
Net Income	$1,000,589	$801,209

Earnings per share on weighted average	$0.27	$0.21

Weighted average number of common shares
used in computing earnings per share	3,777,686	3,735,993

Dividends declared per share	$0.16	$0.16

Book value per share on shares outstanding at September 30,	$7.30	$6.81

Per share data for 2002 restated to reflect a 5% stock dividend declared in December, 2002 and paid in February, 2003.
See accompanying notes
COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Income
( Unaudited )

For the Nine Months Ended September 30,	2003	2002

Interest income
Interest and fees on loans	$10,752,790	$10,793,281
Interest on debt securities
Taxable	1,767,178	2,165,620
Tax-exempt	694,447	728,598
Dividends	34,363	35,777
Interest on federal funds sold and overnight deposits	26,581	36,304
Total interest income	13,275,359	13,759,580

Interest expense
Interest on deposits	3,796,483	4,656,238
Interest on borrowed funds	200,727	258,803
Interest on repurchase agreements	94,839	218,443
Total interest expense	4,092,049	5,133,484

Net interest income	9,183,310	8,626,096
Provision for loan losses	(103,000)	(276,000)
Net interest income after provision	9,080,310	8,350,096

Other operating income
Service fees	730,745	713,897
Security gains	142,904	31,311
Other	1,830,154	1,851,016
Total other operating income	2,703,803	2,596,224

Other operating expenses
Salaries and wages	2,995,517	2,710,606
Pension and other employee benefits	927,705	792,538
Occupancy expenses, net	1,289,654	1,215,703
Other	2,694,755	3,033,801
Total other operating expenses	7,907,631	7,752,648

Income before income taxes	3,876,482	3,193,672
Applicable income taxes	877,956	828,080
Net Income	$2,998,526	$2,365,592

Earnings per share on weighted average	$0.80	$0.63

Weighted average number of common shares
used in computing earnings per share	3,767,243	3,732,708

Dividends declared per share	$0.48	$0.48

Book value per share on shares outstanding at September 30,	$7.30	$6.81

Per share data for 2002 restated to reflect a 5% stock dividend declared in December, 2002 and paid in February, 2003.
See accompanying notes

COMMUNITY BANCORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
( Unaudited )
For the Nine Months Ended September 30,	2003	2002

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$2,998,526	$2,365,592
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	435,200	677,567
Provision for loan losses	103,000	276,000
Provision for deferred income taxes	114,801	43,874
Gain on sale of loans	(773,314)	(336,143)
Gain on sale of fixed assets	(19,306)	0
Securities gains	(142,904)	(31,311)
Gain on sales of OREO	(2,651)	(32,472)
Amortization of bond premium, net	255,160	233,640
Proceeds from sales of loans held for sale	33,671,410	28,547,971
Originations of loans held for sale	(29,645,574)	(27,030,447)
Decrease in taxes payable	(103,645)	(39,518)
Increase in interest receivable	(3,527)	(245,175)
Increase in mortgage servicing rights	(91,373)	(157,138)
Increase in other assets	(231,689)	(181,385)
Decrease in unamortized loan fees	(91,094)	(24,839)
Decrease in interest payable	(31,036)	(35,641)
Increase in accrued expenses	430	510,577
(Decrease) increase in other liabilities	(202,426)	334,897
Net cash provided by operating activities	6,239,988	4,876,049

Cash Flows from Investing Activities:
Investments - held to maturity
Maturities and paydowns	26,346,750	19,512,632
Purchases	(35,997,716)	(21,996,283)
Investments - available for sale
Sales and maturities	11,213,770	11,060,000
Purchases	(19,189,477)	(17,216,861)
Purchase of restricted equity securities	(47,800)	(84,400)
Investment in limited partnership, net	(602,880)	(189,488)
Decrease (increase) in loans, net	619,775	(9,079,570)
Capital expenditures, net	(1,782,921)	(472,838)
Recoveries of loans charged off	95,972	94,192
Proceeds from sales of other real estate owned	82,151	203,995
Net cash used in investing activities	(19,262,376)	(18,168,621)

Cash Flows from Financing Activities:
Net increase in demand, NOW, money market and savings accounts	12,215,307	9,386,406
Net increase in certificates of deposit	449,705	4,876,525
Net decrease in short-term borrowings and repurchase agreements	(3,121,894)	(8,421,149)
Net increase in borrowed funds	0	5,000,000
Payments to acquire treasury stock	(7,981)	(456,086)
Dividends paid	(1,275,531)	(1,230,781)
Net cash provided by financing activities	8,259,606	9,154,915

Net decrease in cash and cash equivalents	(4,762,782)	(4,137,657)
Cash and cash equivalents:
Beginning	14,037,280	14,700,415
Ending	$9,274,498	$10,562,758

Supplemental Schedule of Cash Paid During the Period
Interest	$4,123,085	$5,169,125
Income taxes	$866,800	$823,724

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available-for-sale	($496,981)	$1,127,899
OREO acquired in settlements of loans	$167,777	$181,782
Debentures converted to common stock	$0	$1,000

Investments in limited partnership
Increase in limited partnerships	($926,049)	($10,491)
Increase (decrease) in contributions payable	$323,169	($178,997)
	($602,880)	($189,488)

Proceeds from sale of stock in Liberty Savings Bank, settled net of
cash acquired	$300,000	0

Dividends Paid
Dividends declared	$1,203,755	$1,134,795
Decrease in dividends payable attributable to dividends declared	412,057	569,058
Dividends reinvested	(340,281)	(473,072)
	$1,275,531	$1,230,781
See accompanying notes

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

NOTE 3.  RECENT ACCOUNTING DEVELOPMENTS

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.

     The amendment requires contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows and amends certain other existing pronouncements.

     SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 was implemented during the second quarter of 2003 and did not have a material effect on the consolidated financial statements.

     FASB derivative implementation guidance for SFAS No. 133 clarifies that loan commitments relating to the origination of mortgage loans that will be held for resale must be accounted for as derivative instruments in accordance with SFAS No. 133. Accordingly, on June 30, 2003, the Company recorded an account receivable of $217,845 representing the estimated fair value of these loan commitments. As of September 30, 2003, the estimated fair value of these loan commitments was $76,393.

     In May 2003, FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

     The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.

     SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption.

SFAS No. 150 is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 4.  TOTAL COMPREHENSIVE INCOME

     Accounting principles generally require recognized revenue, expenses, gains, and losses to be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet (accumulated other comprehensive income), such items, along with net income, are components of comprehensive income.

The calculation for computing total comprehensive income for the two comparison periods is as follows:
For the third quarter ended September 30,	2003	2002

Net Income	$1,000,589	$801,209
(Decrease) increase in unrealized gains on available-for-sale securities	(520,030)	446,633
Total Comprehensive Income	$480,559	$1,247,842

For the nine months ended September 30,	2003	2002

Net Income	$2,998,526	$2,365,592
(Decrease) increase in unrealized gains on available-for-sale securities	(328,008)	744,413
Total Comprehensive Income	$2,670,518	$3,110,005

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Period Ended September 30, 2003

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

     Forward-looking statements are not guarantees of future performance. They necessarily involve risks, uncertainties and assumptions. Future results of the Company may differ materially from those expressed in these forward-looking statements. Examples of forward looking statements included in this discussion include, but are not limited to, estimated contingent liability related to the Company's participation in the FHLB Mortgage Partnership Finance (MPF) program, assumptions made within the asset/liability management process, and management's expectations as to the future interest rate environment and the Company's related liquidity level. Although these statements are based on management's current expectations and estimates, many of the factors that could influence or determine actual results are unpredictable and not within the Company's control. Readers are cautioned not to place undo reliance on such statements as they speak only as of the date they are made. The Company claims the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995.

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

OVERVIEW

     Community Bancorp. (the "Company") is a bank holding company headquartered in Derby, Vermont, which has one operating commercial bank subsidiary, Community National Bank (the "Bank"). The Bank is a commercial banking institution, which offers a full range of retail banking services to residents and businesses in northeastern and north central Vermont. The Bank has nine offices, five of which are located in Orleans County, one in Essex County, one in Caledonia County and two located in Washington County. The newest office is located in the city of Barre, and is set up in a temporary office on the site adjacent to the permanent office site, presently under construction, with the permanent office scheduled to open in December.

     Prior to September 11, 2003, the Company owned all the stock of Liberty Savings Bank, an inactive New Hampshire guaranty savings bank charter, with a book value of $300,000 as of such date. On September 11, 2003, the Company sold its stock interest as well as the charter for Liberty Savings Bank for $307,500.

     Substantially all of the Company's business is conducted through Community National Bank; therefore, the following narrative is based primarily on the Bank's operations. The balance sheet, statements of income, and statements of cash flow preceding this section are consolidated figures for Community Bancorp. and subsidiaries and should be read in conjunction with the notes and other information and reports following them to provide a more detailed comparison of the information disclosed in the following narrative.

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

     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and deferred tax assets. In connection with the determination of foreclosed real estate, management often obtains independent appraisals for significant properties. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The amount of the change that is reasonably possible cannot be estimated.

     Management uses available information to recognize losses on loans, foreclosed real estate, and periodic additions to the allowances for loan loss. However, recognition of additional loan losses and additions to the allowance may be necessary based on changes in local economic conditions or other factors beyond the Company's control. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

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

RESULTS OF OPERATIONS

     Income before income taxes of $1.29 million was reported for the third quarter of 2003 compared to $1.04 million for 2002, resulting in an increase of $247,151, or 23.7%. Income before income taxes for the first nine months of 2003 was $3.88 million compared to $3.19 million for 2002, an increase of $682,810 or 21.4%. Net income for the third quarter ended September 30, 2003 was just over $1 million, representing an increase of 24.9% over net income of $801,209 for the third quarter ended September 30, 2002. Net income was just under $3 million for the first nine months of 2003 compared to $2.37 million for the same period in 2002, an increase of $632,934 or 26.8%. This results in earnings per share of $0.27 and $0.21, respectively, for the third quarter of 2003 and 2002, and $0.80 and $0.63, respectively, for the first nine months of 2003 and 2002. Although the volume of loans sold on the secondary market decreased during the third quarter of 2003, the income generated through the sale and servicing of these loans continues to be more favorable than expected contributing to the increase in income for this period.

     Return on average assets (ROA), which measures how effectively a corporation uses its assets to produce earnings, reported ratios of 1.25% and 1.06%, respectively, for the third quarter ended 2003 and 2002, as well as 1.29% and 1.09%, respectively for the first nine months of 2003 and 2002. Return on average equity (ROE), which is the ratio of income earned to average shareholders' equity was 14.45% for the third quarter of 2003 compared to 13.20% for same period in 2002, and 14.59% and 13.13%, respectively for the first nine months of 2003 and 2002.

INTEREST INCOME VERSUS INTEREST EXPENSE (NET INTEREST INCOME)

     Net interest income, the difference between interest income and expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, and rate sensitivity of earning assets as well as by interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets. Tables A and B below provide a visual comparison for each period. Figures presented on these two tables are consolidated and are stated on a tax equivalent basis assuming a federal tax rate of 34%.

     The following table is intended to show the reconciliation between net interest income presented on the statement of income and the tax equivalent net interest income presented on Table A below for the nine months comparison period of 2003 and 2002.
	For the nine months ended September 30,
(in thousands)	2003	2002

Net interest income as presented	$9,183	$8,626
Effect of tax-exempt income	358	375
Net interest income, tax equivalent	$9,541	$9,001

     The tax equivalent net interest spread, defined as the difference between the yield on earning assets and the rate paid on interest bearing liabilities, was 3.94% and 3.85%, for the first nine months of 2003 and 2002 respectively. The interest differential, defined as net interest income divided by average earning assets, was 4.31% and 4.32%, for the respective comparison periods.

     Total interest income for the first nine months decreased $501,914, or by 3.6%, from $14.1 million in 2002 to $13.6 million in 2003. Interest expense decreased approximately $1 million or by 20.4% from $5.1 million in 2002 to $4.1 million in 2003. Interest earned on the loan portfolio accounts for approximately 79% of total interest income reporting only a slight decrease in income for 2003 compared to 2002. In comparison, interest paid on time deposits comprises 61% of total interest expense, with a decrease of $302,910 or almost 11% for the same comparison period. Although an increase is noted in the average volume of earning assets for the first nine months of 2003 compared to the same period of 2002, a decrease of 63 basis points is noted in the average yield, contributing to the decrease in income. The average volume of interest bearing liabilities increased, while the rate paid on these accounts decreased 72 basis points. The net effect was an increase of $539,521 in net interest income for the first nine months of 2003 compared to the same period in 2002.

CHANGES IN FINANCIAL CONDITION

     The Company had total average assets of approximately $311 million at September 30, 2003 and $296 million at December 31, 2002. Average earning assets were $296 million for the nine month period ended September 30, 2003, including average loans of $205 million and average investment securities of $88 million. Average earning assets were $283 million for the year ended December 31, 2002 including average loans of $197 million and average investment securities of $81 million.

     Average interest bearing liabilities at September 30, 2003 were $247 million, with average time deposits reported totaling $103 million and NOW & money market funds of $86 million. At December 31, 2002, average interest bearing liabilities of $238 million were reported including average time deposits of $100 million and NOW & money market funds at $82 million. An increase in municipal deposits during the last quarter of 2002, attributable to a new collateralized municipal deposit account mentioned below, helped to boost the average volume on these deposit accounts for the first nine months of 2003. The seasonal increase during the third quarter of 2003 also contributed to this increase.
						Table A

AVERAGE BALANCES AND INTEREST RATES

The table below presents the following information:
Average earning assets (including non-accrual loans)
Average interest bearing liabilities supporting earning assets
Interest income and interest expense as a rate/yield

	For the First Nine Months Ended:
		2003			2002
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS

Loans (gross)	205,236,317	10,752,790	7.00%	194,278,555	10,793,281	7.43%
Taxable Investment Securities	54,577,733	1,767,177	4.33%	54,795,702	2,165,394	5.28%
Tax Exempt Investment Securities (1)	31,613,279	1,052,192	4.45%	24,975,765	1,103,936	5.91%
Federal Funds Sold	1,228,095	10,693	1.16%	1,448,571	18,585	1.72%
Sweep Account	2,239,244	15,889	0.95%	1,825,113	17,719	1.30%
Other Securities	1,341,792	34,263	3.41%	1,293,994	36,003	3.72%
TOTAL	296,236,460	13,633,004	6.15%	278,617,700	14,134,918	6.78%

INTEREST BEARING LIABILITIES

Savings Deposits	40,247,813	200,712	0.67%	35,563,926	355,295	1.34%
NOW & Money Market Funds	86,249,261	1,110,844	1.72%	79,904,932	1,513,106	2.53%
Time Deposits	102,812,432	2,484,927	3.23%	99,250,079	2,787,837	3.76%
Other Borrowed Funds	6,297,297	195,302	4.15%	7,393,392	258,803	4.68%
Notes Payable	130,403	5,425	5.56%	0	0	0.00%
Repurchase Agreements	11,730,064	94,839	1.08%	12,430,557	218,443	2.35%
TOTAL	247,467,270	4,092,049	2.21%	234,542,886	5,133,484	2.93%

Net Interest Income		9,540,955			9,001,434
Net Interest Spread(2)			3.94%			3.85%
Interest Differential(3)			4.31%			4.32%

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

			Table B

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table summarizes the variances in income for the first nine months of 2003 and 2002 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

INCOME EARNING ASSETS

Loans	(649,439)	608,948	(40,491)
Taxable Investment Securities	(391,158)	(7,059)	(398,217)
Tax Exempt Investment Securities (2)	(345,146)	293,402	(51,744)
Federal Funds Sold	(5,979)	(1,913)	(7,892)
Sweep Account	(5,857)	4,027	(1,830)
Other Securities	(3,070)	1,330	(1,740)
Total Interest Earnings	(1,400,649)	898,735	(501,914)

INTEREST BEARING LIABILITIES

Savings Deposits	(201,527)	46,944	(154,583)
NOW & Money Market Funds	(522,316)	120,054	(402,262)
Time Deposits	(403,093)	100,183	(302,910)
Other Borrowed Funds	(29,479)	(34,022)	(63,501)
Notes Payable	5,425	0	5,425
Repurchase Agreements	(117,946)	(5,658)	(123,604)
Total Interest Expense	(1,268,936)	227,501	(1,041,435)

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

OTHER OPERATING INCOME AND EXPENSES

     Total other operating income for the third quarter of 2003 was $768,058 compared to $731,163 for the same period in 2002, an increase of $36,895, or 5%. Total other operating income for the first nine months amounted to $2.7 million for 2003 compared to $2.6 million for 2002, an increase of $107,579 or just over 4%. In 2003, the Company sold four of its investments from the Corporate Bond portfolio netting a gain before taxes of $132,312 accounting for the increase. Income generated through the sale and servicing of loans sold to the secondary market for the first nine months of 2003 constitutes a large portion of other income with figures of $1.3 million for the first nine months of 2003 compared to $636,445 for 2002. The sale of the Company's Trust Operations in 2002 offset the increase in servicing income for 2003.

     Total other operating expenses for the third quarter comparison periods increased to $2.7 million for 2003 from $2.6 million for 2002, with salaries accounting for 38% of total operating expenses, as well as the biggest increase of $152,917 or 17.2% for 2003 versus 2002. The opening of the Barre branch mentioned earlier attributes to a portion of this increase. Other expenses accounts for 34% of total operating expenses, and notes a decrease of $56,442 for the comparison periods. Total other operating expenses of $7.9 million and $7.8 million are reported for the first nine months of 2003 and 2002, respectively. The only decrease for the comparison period was in other expenses. Losses on the Company's investment in Limited Partnerships for affordable housing (explained below) totaled $298,741 for 2003 compared to $400,500 for 2002 accounting for a portion of the decrease in other expense for the first nine months of 2003 compared to 2002. Additionally, in 2002, the Company chose to expense the remaining goodwill associated with the acquisition of the Liberty Savings Bank charter amounting to $245,575.

     The Limited Partnership programs, or investments as they are generally referred to, involve low income housing projects throughout the Company's servicing area, and offer a range of tax advantages for all participants. The Company amortizes its investments in these limited partnerships under the effective yield method, resulting in the asset being amortized consistent with the periods in which the Company receives the tax benefit. Investment in limited partnerships with qualified rehabilitation credits results in a large portion of the benefit received in the form of tax credits in the first year, resulting in a lower tax expense. Consistent with applying the effective yield method, amortization of the asset is also proportionately larger in the first year. These investments also assist the Company in fulfilling its obligations under the federal Community Reinvestment Act.

     Management monitors all components of other operating expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate. This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     Provisions for income taxes increased $47,772 with figures of $289,672 for the third quarter of 2003 versus $241,901 for the same period in 2002. Provisions for income taxes for the first nine months were reported at $877,956 for 2003 and $828,080 for 2002.

RISK MANAGEMENT

Liquidity Risk - Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The repayment of loans and growth in deposits are two of the major sources of liquidity. Other time deposits decreased $528,497 as of the end of the first nine months of 2003, while time deposits greater than $100,000 increased $978,203. A review of these deposits indicates that they are primarily generated locally and regionally and are established customers of the Company. Savings accounts increased $4.8 million, despite the decrease in the rate earned on these funds. The Company experienced a decrease in municipal deposit accounts during the first three months of 2003, and then as anticipated, due to normal municipal tax collection cycles, began to increase during the second and third quarter of 2003.

     The Company believes that a portion of the increase in deposits is due to the current economic environment, as customers seek a safe haven for their money. This has created a high level of liquidity that the Company considers temporary. The Company has purchased assets, primarily 3-5 year Government Agency securities, attempting to maximize yields and maintain adequate liquidity.

     In January of 2003, the Company entered into an agreement with Promontory Interfinancial Network making it possible to offer FDIC Insured deposits beyond the $100,000 limit. This Certificate of Deposit Account Registry Service (CDARS) uses a deposit-matching engine to match CDARS deposits in other participating banks, dollar- for-dollar. This product is designed to enhance customer attraction and retention, build deposits and improve net interest margins, while providing additional FDIC coverage to customers. Promontory now offers member banks an opportunity to participate with one-way orders. Banks can either accept deposits as a surplus bank or invest in CDARS offered by banks seeking funding without matching funds.

     Due to the nature of the placement of funds, CDARS deposits are defined as "brokered deposits". It has always been the Company's policy not to accept brokered deposits. The Company's Asset Liability policy now states that the Company will not accept brokered deposits other than through the CDARS program in the Promontory Interfinancial Network.

     During the first quarter, the Company had placed three test-Certificates of Deposit in the CDARS program. These were short-term and matured during the reporting period. As of September 30, 2003, the Company reported a total balance of $212,000 in this product, $97,000 as a test CD, and $115,000 as surplus funds. The Company will continue to monitor the development of this product closely and manage any associated risk accordingly.

     The Company's in house loan portfolio decreased $929,185 over the last nine months, while the investment portfolio increased a total of $17 million for the same time period. As of September 30, 2003, the Company held in its investment portfolio securities classified as "Available for Sale" at a fair value of $48.5 million, compared to $41 million as of December 31, 2002, an increase of $7.4 million or 18%. Securities classified as "Held to Maturity" ended the first nine months of 2003 at a book value of $48.6 million compared to just under $39.0 million as of the end of the 2002 calendar year. Both of these types of investments mature at monthly intervals as shown on the gap report at the end of this section. Securities classified as "Restricted Equity Securities" are made up of equity securities the Company is required to maintain in the form of Federal Home Loan Bank of Boston (FHLB) and Federal Reserve Bank stock. FHLB stock increased $47,800, increasing the combined restricted stock balance to $1.4 million as of September 30, 2003.

     The Company has a $4.3 million credit line with FHLB. Interest is chargeable at a rate determined daily of approximately 25 basis points higher than the rate paid on fed funds sold. Additional borrowing capacity of approximately $95.5 million is available through the FHLB, which is secured by the Company's qualifying loan portfolio. As of September 30, 2003, the Company has advances of just over $5 million against the $95.5 million in borrowing authority at FHLB, and no advances against the $4.3 million credit line. Under a separate agreement, the Company has the authority to collateralize public unit deposits, such as the Company's collateralized government agency accounts mentioned above, up to its FHLB borrowing capacity ($95.5 million less outstanding advances) with letters of credit issued by FHLB. At September 30, 2003, approximately $41.7 million was pledged as collateral for these deposits. Interest is charged to the Company quarterly based on the average daily balance outstanding at an annual rate of 20 basis points. At September 30, 2003, an average daily balance of approximately $8 million was reported.

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

The following table reflects the composition of the Company's loan portfolio as of September 30:

	2003		2002
(Dollars in Thousands)	Total	% of	Total	% of
	Loans	Total	Loans	Total
Real Estate Loans
Construction & Land
Development	9,402	4.63%	7,404	3.69%
Farm Land	2,705	1.33%	2,659	1.33%
1-4 Family Residential	119,703	59.00%	116,906	58.26%
Commercial Real Estate	28,524	14.06%	33,041	16.47%
Loans to Finance
Agricultural Production	500	0.25%	390	0.19%
Commercial & Industrial	18,661	9.20%	15,503	7.73%
Consumer Loans	23,008	11.34%	24,202	12.06%
All Other Loans	398	0.20%	550	0.27%
Gross Loans	202,901	100%	200,655	100%
Less:
Reserve for Loan Losses	(2,213)	-1.09%	(2,161)	-1.08%
Deferred Loan Fees	(788)	-0.39%	(926)	-0.46%
Net Loans	199,900	98.52%	197,568	98.46%

Allowance for loan losses and provisions - The valuation allowance for loan losses of $2.2 million as of September 30, 2003 composed 1.1% of the total gross loan portfolio. As of such date, the Company maintained a residential loan portfolio of $120 million and a commercial real estate portfolio (including construction, land development and farm land loans) of $41 million, accounting for approximately 79% of the total loan portfolio. This volume, together with the low historical loan loss experience in these portfolios, helps to support the Company's basis for loan loss coverage.

The following table summarizes the Company's loan loss experience for the nine months ended September 30,

(Dollars in Thousands)	2003	2002

Loans Outstanding End of Period	202,901	200,655
Ave. Loans Outstanding During Period	205,236	194,279

Loan Loss Reserve, Beginning of Period	2,156	2,008
Loans Charged Off:
Real Estate	0	55
Commercial	0	0
Consumer	142	162
Total	142	217
Recoveries:
Real Estate	2	3
Commercial	1	4
Consumer	93	87
Total	96	94
Net Loans Charged Off	46	123
Provision Charged to Income	103	276
Loan Loss Reserve, End of Period	2,213	2,161

Non-performing assets for the comparison periods were as follows:
	09/30/2003	12/31/2002

	Balance	Percent	Balance	Percent
		of Total		of Total
Non-Accruing loans	$1,195,920	87.24%	$1,631,330	82.05%
Loans past due 90 days or more and still accruing	86,688	6.32%	356,874	17.95%
Other real estate owned	88,277	6.44%	0	0.00%
Total	$1,370,885	100.00%	$1,988,204	100.00%

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

Market Risk and Asset and Liability Management - Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest rate risk exposure and attempts to structure the balance sheet to maximize net interest income while controlling its exposure to interest rate risk. The Company's Asset/Liability Management Committee formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, and various business strategies. The Asset/Liability Management Committee's methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the entire balance sheet, and a simulation analysis which calculates projected net interest income based on alternative balance sheet and interest rate scenarios, including "rate shock" scenarios involving immediate substantial increases or decreases in market rates of interest.

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

     Management believes that these assumptions approximate actual experience and considers them reasonable. However, the interest rate sensitivity of the Company's assets and liabilities in the tables could vary substantially if different assumptions were used or actual experience differs from the historical experiences on which the assumptions are based. The following tables set forth the estimated maturity or repricing of the Company's interest earning assets and interest-bearing liabilities at September 30, 2003, and December 31, 2002.

GAP ANALYSIS
Community Bancorp. & Subsidiary
September 30, 2003
Cumulative repriced within:

Dollars in thousands,	3 Months	4 to 12	1 to 3	3 to 5	Over 5
by repricing date	or less	Months	Years	Years	Years	Total

Interest sensitive assets:
Federal funds sold	660	0	0	0	0	660
Overnight deposits	59	0	0	0	0	59
Investments -
Available for Sale	0	2,083	16,940	19,112	10,307	48,442
Held to Maturity	8,011	30,165	2,797	2,100	5,514	48,587
Restricted equity securities	0	0	0	0	1,357	1,357
Loans(1)	48,777	47,215	39,826	14,463	51,423	201,704
Total interest sensitive assets	57,507	79,463	59,563	35,675	68,601	300,809

Interest sensitive liabilities:
Certificates of deposit	18,417	36,035	33,908	14,185	0	102,545
Money markets	3,428	32,441	0	0	24,000	59,869
Regular savings	0	12,559	0	0	30,000	42,559
Now and super now accounts	0	0	0	0	30,688	30,688
Borrowed funds	0	0	0	30	5,010	5,040
Repurchase agreements	10,947	0	0	0	0	10,947
Total interest sensitive liabilities	32,792	81,035	33,908	14,215	89,698	251,648

Net interest rate sensitivity gap	24,715	(1,572)	25,655	21,460	(21,097)
Cumulative net interest rate
sensitivity gap	24,715	23,143	48,798	70,258	49,161
Cumulative net interest rate
sensitivity gap as a
percentage of total assets	7.72%	7.23%	15.25%	21.95%	15.36%
Cumulative interest sensitivity
gap as a percentage of total
interest-earning assets	8.22%	7.69%	16.22%	23.36%	16.34%
Cumulative interest earning assets
as a percentage of cumulative
interest-bearing liabilities	175.37%	120.33%	133.03%	143.38%	119.54%

(1) Loan totals exclude non-accruing loans amounting to $1,195,920.

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

The Company generally requires collateral or other security to support financial instruments with credit risk.

Financial instruments whose contract amount represent credit risk	Contract or
at September 30, 2003 (in thousands)	----Notional Amount----

Mortgage loan commitments	$5,745
Unused commercial lines of credit	8,218
Unused portions of construction loans	4,788
Unused portion credit card lines	7,685
Unused home equity lines of credit	3,656

Standby letters of credit	449

MPF credit enhancement obligation	434

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2003, the Company had binding loan commitments at fixed rates approximating $2.8 million that are included in the "mortgage loan commitments" figure above.

     In February of 2003, the Company began selling loans under a new program with the Federal Home Loan Bank of Boston (FHLB), the Mortgage Partnership Finance program (MPF). The MPF program offers members a new opportunity to originate and sell investment quality mortgages. While selling loans to the secondary market is not new business for the Company, this partnership with FHLB is different in that the bank shares in a portion of the credit risk of each mortgage, and receives fee income in return. These loans meet specific underwriting standards of the FHLB. To date, the Company has funded $21.7 million in loans with MPF, with the credit risk determined to be immaterial to the Company's financial performance. The volume of loans sold to the MPF program and the corresponding credit obligation continues to be closely monitored by management.

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

AGGREGATE CONTRACTUAL OBLIGATIONS
Contractual Obligations as of September 30, 2003	Payment due by period
	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total
Operating Leases	$174,571	$276,305	$210,571	$ 772,514	$1,433,961
Housing Limited Partnerships	504,267	932,996	0	0	1,437,263
FHLB Borrowings	0	0	30,000	5,010,000	5,040,000
Total	$678,838	$1,209,301	$240,571	$5,782,514	$7,911,224

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

CAPITAL RESOURCES

     The Company periodically repurchases its own common stock under a stock buyback program initially authorized by the Board of Directors in April of 2000. Under the terms of the stock buyback, the Company may repurchase shares of its common stock from time to time in open market purchases and privately negotiated transactions, as market conditions may warrant. The initial authorization for the repurchase of up to 205,000 shares of common stock was extended by the Board of Directors on October 15, 2002 to cover an additional 200,000 shares, with an aggregate limit for such additional share repurchases of $3.5 million. As of September 30, 2003 the Company had repurchased 152,463 shares at a total cost of approximately $1,739,166, including fees and commissions, since the inception of the program.

     The Company's stockholders' equity, which started the year at $25,705,102, increased during the nine months ended September 30, 2003, through earnings of $2,998,526; sales of common stock of $340,282 through dividend reinvestment. It decreased through adjustments of $328,008 for other comprehensive income pertaining to the valuation of securities, $7,981 for cash out of fractional shares associated with dividend reinvestment shares and the repurchase of stock through the stock buyback program, and dividends declared totaling $1,203,755. A cash dividend of $0.16 per share and a 5% stock dividend were declared in December of 2002 and paid in February of 2003. As a result, both dividends along with the dividend reinvestment plan entry and associated shares were booked in 2002 to stockholders' equity. Stockholder's equity ended the first nine months of 2003 at $27,504,166 with a book value of $7.30 per share.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2003, that the Company meets all capital adequacy requirements to which it is subject.

     As of September 30, 2003, the Company and its Subsidiary were deemed well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. As of September 30, 2003 the Company reported risk-weighted assets of approximately $171 million compared to almost $169 million at December 31, 2002. From time to time the Company may make contributions to the capital of its consolidated subsidiary, Community National Bank. At present, regulatory authorities have made no demand on the Company to make additional capital contributions to the Bank's capital.

The Company's actual capital amounts and ratios (000's omitted), based on unaudited financial information as of September 30, 2003, and audited financial information as of December 31, 2002, are presented in the following table.
					Minimum to be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2003:
Total capital (to risk weighted assets)
Consolidated	$28,989	16.92%	$13,704	8.0%	N/A	N/A
Subsidiary (Community National Bank)	$28,083	16.40%	$13,698	8.0%	$17,123	10.0%
Tier I capital (to risk weighted assets)
Consolidated	$26,847	15.67%	$ 6,852	4.0%	N/A	N/A
Subsidiary (Community National Bank)	$25,942	15.15%	$ 6,849	4.0%	$ 10,274	6.0%
Tier I capital (to average assets)
Consolidated	$26,847	8.47%	$12,685	4.0%	N/A	N/A
Subsidiary (Community National Bank)	$25,942	8.18%	$12,683	4.0%	$15,854	5.0%

As of December 31, 2002:
Total capital (to risk weighted assets)
Consolidated	$26,828	15.91%	$13,487	8.0%	N/A	N/A
Subsidiary (Community National Bank)	$25,350	15.04%	$13,484	8.0%	$16,855	10.0%
Tier I capital (to risk weighted assets)
Consolidated	$24,720	14.66%	$ 6,743	4.0%	N/A	N/A
Subsidiary (Community National Bank)	$23,243	13.79%	$ 6,742	4.0%	$10,113	6.0%
Tier I capital (to average assets)
Consolidated	$24,720	7.97%	$12,407	4.0%	N/A	N/A
Subsidiary (Community National Bank)	$23,243	7.49%	$12,406	4.0%	$15,507	5.0%

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     As of September 30, 2003, there were no pending material legal proceedings to which the Company was a party or of which any of its property was the subject. In the normal course of business, the Company has routine litigation incidental to its banking business.

ITEM 2. Changes in Securities

       NONE

ITEM 3. Defaults Upon Senior Securities

       NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

       NONE

ITEM 5. Other Information

       NONE

ITEM 6 Exhibits and Reports on Form 8-K

(a) Exhibits

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

Form 8-K dated July 8, 2003 announcing the earnings and other financial information for the period ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: November 6, 2003	By: /s/ Richard C. White
Richard C. White, President

DATED: November 6, 2003	By: /s/Stephen P. Marsh
Stephen P. Marsh,
Vice President & Treasurer