Form 10-K
period 2003-12-31
COMMUNITY BANCORP /VT
filed 2004-03-30
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File No. 000-16435

COMMUNITY BANCORP.

Vermont	03-0284070
(State of Incorporation)	(IRS Employer Identification Number)
Address of Principal Executive Offices: 4811 US Route 5, Derby, Vermont 05829

Registrant's telephone number, including area code: (802) 334-7915

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
NONE	NONE

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
YES (  )     NO(X)

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $53,165,488, based on a per share price of $16.00, as reported on the OTC Bulleting Board® on June 25, 2003 (the date of the last reported sale prior to July 1, 2003). For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant. However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 3,801,998 shares outstanding of the issuer's class of common stock as of the close of business on March 30, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for 2003 are incorporated by reference to Part II. Items 5, 6, 7, 7A, and 8
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2004 are incorporated by reference to Part III, Items 10, 11, 12, 13 and 14

Total Number of Pages:  25

Exhibit Index Begins on Page 13

PART I

Item 1.  The Business

Organization and Operation

Community Bancorp. (the "Company") was organized under the laws of the State of Vermont in 1982 and became a registered bank holding company under the Bank Holding Company Act of 1956, as amended, in October 1983 when it acquired all of the voting shares of Community National Bank (the "Bank"). The Bank is the only subsidiary of the Company and principally all of the Company's business operations are presently conducted through it, therefore, the following narrative and the other information contained in this report is based primarily on the Bank's operations.

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

Community National Bank provides a complete range of retail banking services to the residents and businesses in northeastern Vermont. These services include checking, savings and time deposit accounts, mortgage, consumer and commercial loans, safe deposit and night deposit services, wire transfer services, automatic teller machine (ATM) facilities, credit card services, 24 hour telephone banking, and internet banking. Additionally, the Bank maintains cash machines in eight different businesses located in the counties of Orleans, Washington and Caledonia.

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

Competition

The Bank has five offices located in Orleans County, one office in Essex County, one office in Caledonia County, and two offices in Washington County. Its primary service area is in the town of Derby and city of Newport, Vermont, with approximately 70% of its total deposits as of December 31, 2003 derived from that area.

The Bank competes in all aspects of its business with other banks and credit unions in northern and central Vermont, including two of the largest banks in the state, which maintain branch offices throughout the Bank's service area. Historically, competition in Orleans and Essex Counties has come primarily from two of the largest banks in the state, the Chittenden Trust Company based in Burlington, Vermont and Banknorth, N.A. based in Portland, Maine. The Chittenden Trust Company maintains a branch office in Newport, and Banknorth, N.A. maintains offices in Barton, Orleans, and St. Johnsbury. The Bank also competes in Orleans County with two local financial institutions, Lyndonville Savings Bank and Trust Company, based in Lyndonville and Passumpsic Savings Bank, based in St. Johnsbury, and Orlex Credit Union and Border Lodge Credit Union, both based in Newport. The Bank's primary competitors in Caledonia County are Passumpsic Savings Bank and Union Bank based in Morrisville, Lyndonville Savings Bank and Trust Company, Fairbanks Credit Union, based in St. Johnsbury, Vermont State Employee Credit Union, based in Montpelier, and Merchants Bank, based in Burlington. In Washington County, the Bank competes with Merchants Bank, Chittenden Trust Company and BankNorth, N.A, as well as Northfield Savings Bank based in Northfield; Key Bank and Charter One Bank, both based in Cleveland, Ohio; Vermont State Employees Credit Union, and Granite Hills Credit Union, based in Barre.

With recent changes in the regulatory framework of the banking industry, the competition for commercial bank products such as deposits and loans has broadened to include not only traditional rivals such as the mutual savings banks, stock savings banks, and credit unions, but also many non-traditional rivals such as insurance companies, brokerage firms, mutual funds and consumer and commercial finance and leasing companies. In addition, many national financial service firms operate in the Company's market areas through mass marketing solicitations by mail, radio, television and email.

Employees

As of December 31, 2003, the Company did not have any employees at the holding company level. However, as of such date, the Bank employed 113 full-time employees and 21 part-time employees. Management of the Bank considers its employee relations to be good.

Regulation and Supervision

Holding Company Regulation. As a registered bank holding company, the Company is subject to on-going regulation, supervision and examination by the Board of Governors of the Federal Reserve System, under the Bank Holding Company Act of 1956, as amended (the "Act"). A bank holding company for example, must generally obtain the prior approval of the Federal Reserve Board before it acquires all or substantially all of the assets of any bank, or acquires ownership or control of more than 5% of the voting shares of a bank. Federal Reserve Board approval is also generally required before a bank holding company may acquire more than 5% of any outstanding class of voting securities of a company other than a bank or a more than 5% interest in its property.

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

Community Bancorp. and its wholly-owned subsidiary, Community National Bank, as well as its non-subsidiary affiliates, CFSP and CFSG, are all considered "affiliates" of each other for the purposes of Section 18(j) of the Federal Deposit Insurance Act, as amended, and Sections 23A and 23B of the Federal Reserve Act, as amended. Accordingly, the Bank is subject to certain limitations with respect to loans and other extensions of credit to or investments in its affiliates in some circumstances. In addition, the Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

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

As of the date of filing this report with the Securities and Exchange Commission (SEC), the Company had not elected to become a financial holding company, nor had the Bank created any financial subsidiaries.

Continued implementation of Gramm-Leach-Bliley will likely result in structural changes to the financial services industry, the full effect of which cannot be predicted with any certainty.

USA Patriot Act. In response to the terrorist events of September 11, 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"). The USA Patriot Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cooperatively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Act amends the Bank Secrecy Act and adopts certain additional measures that increase the obligation of financial institutions to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, share information with other financial institutions, and guard against dealings with "shell banks." The Secretary of the Treasury and banking regulators have adopted several regulations to implement these provisions. The Act also amended the federal Bank Holding Company Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a bank holding company or a financial institution's anti-money laundering activities when reviewing an application to expand operations. As required by law, Community National Bank has in place a Bank Secrecy Act and Anti-Money Laundering compliance program, as well as a customer identification program.

Sarbanes-Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The stated goals of the Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Act is the most far-reaching U.S. securities legislation enacted in decades, and generally applies to companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934. The Act calls for extensive rulemaking by the SEC, a process which is not yet complete.

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

The Act includes provisions addressing, among other matters, the duties, functions and qualifications of audit committees for all public companies; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers, except in the normal course of business; expedited filing requirements for reports of beneficial ownership of company stock by insiders; disclosure of a code of ethics for senior officers, and of any change or waiver of such code; the formation of a public accounting oversight board; auditor independence; disclosure of fees paid to the company's auditors for non-audit services and limitations on the provision of such services; attestation requirements for company management and external auditors, relating to internal controls and procedures; and various increased criminal penalties for violations of federal securities laws.

The Act contains provisions that were effective upon enactment on July 30, 2002 and provisions that are subject to delayed phase in. The SEC was delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

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

Capital and Operational Requirements. The Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC") and other banking regulators have issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a three-tier capital framework. "Tier 1 capital" generally consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. "Tier 2 capital" and "Tier 3 capital" generally consist of subordinated and other qualifying debt, preferred stock that does not qualify as Tier 1 capital and the allowance for credit losses up to 1.25% of risk-weighted assets.

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

As of December 31, 2003, both Community Bancorp. and Community National Bank were considered "well capitalized" under all applicable regulatory requirements.

Dividends. The Company derives funds for payment of dividends to its shareholders primarily from dividends received from its subsidiary, Community National Bank. The Bank is subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. Prior approval from the OCC is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that last year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses.

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

"Source of Strength" Policy. According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the Federal Deposit Insurance Corporation (the "FDIC")--either as a result of default of a banking subsidiary of a bank holding company or related to FDIC assistance provided to a subsidiary in danger of default--the other banking subsidiaries of such bank holding company may be assessed for the FDIC's loss, subject to certain exceptions.

OCC Supervision; FDIC Deposit Insurance. The Bank is a national banking association and subject to the provisions of the National Bank Act and federal and state statutes and rules and regulations applicable to national banks. The primary supervisory authority for the Bank is the OCC. The Comptroller's examinations are designed for the protection of the Bank's depositors and not its shareholders. The Bank is subject to periodic examination by the Comptroller and must file periodic reports with the Comptroller containing a full and accurate statement of its affairs. The deposits of the Bank are insured by the FDIC. Accordingly, the Bank is also subject to the provisions of the Federal Deposit Insurance Act.

Consumer Protection and Community Reinvestment Laws. The Bank is subject to a variety of federal and state laws intended to protect borrowers, depositors and other Bank customers and to promote lending to various sectors of the economy and population. These laws include, but are not limited to, the Federal Real Estate Settlement Procedures Act, the Federal Truth In Lending Act, the Federal and Vermont Equal Credit Opportunity Acts, the Federal and Vermont Fair Credit Reporting Acts, the Vermont Financial Privacy Act, the Federal Right to Financial Privacy Act, the Federal Truth in Savings Act, the Federal Electronic Funds Transfer Act, and the Federal Community Reinvestment Act ("CRA").

The CRA requires banks to define the communities they serve, identify the credit needs of those communities and adopt and implement a Community Reinvestment Act Statement to respond to those identified needs. The federal banking regulators examine the institutions they regulate for compliance with the CRA and rate the institutions as "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." As of the Bank's last CRA examination, it received a rating of "outstanding." .

Brokered Deposits. Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits unless it is well capitalized under the FDICIA's prompt corrective actions guidelines. In January of 2003, the Company entered into an agreement with Promontory Interfinancial Network making it possible to offer our customers insurance protection for their deposits in excess of $100,000. This Certificate of Deposit Account Registry Service (CDARS) uses a deposit-matching engine to match CDARS deposits in other participating banks, dollar- for-dollar. This product is designed to enhance customer attraction and retention, build deposits and improve net interest margins, while providing additional FDIC coverage to customers. Promontory now offers member banks an opportunity to participate with one-way orders. Banks can either accept deposits as a surplus bank or invest in CDARS offered by banks seeking funding without matching funds. The Promontory Interfinancial Network provides the Company an alternative source of funding or investment opportunities.

Due to the nature of the placement of funds, CDARS deposits are considered to be "brokered deposits." Although it has been the Company's policy in the past not to accept any brokered deposits, management and the directors deemed it advisable to make a limited exception for the CDARS program. Accordingly, the Company's Asset Liability policy now states that the Company will not accept brokered deposits, other than through the CDARS program in the Promontory Interfinancial Network.

Reserve Requirements. Federal Reserve Board Regulation D requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of acounts that permit payments or transfers to third parties) or non-personal time deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain other types of time deposits), subject to certain exemptions. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at the Federal Reserve Bank of Boston or a pass through account (as defined by the Federal Reserve Board), the effect of these reserve requirements is to reduce the amount of the Company's interest-bearing assets.

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

Other Available Information

This annual report on Form 10-K is on file with SEC. The Company also files with the SEC quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy materials for its annual meeting of shareholders. You may obtain copies of these documents by visiting the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC's website at http://www.sec.gov. In addition, the Company is in the process of designing a website and, once that website is completed, the Company's SEC-filed reports and proxy statements will be made available through its website as soon as reasonably practicable after such documents are filed with or furnished to the SEC. The Company's website address will be www.communitybancorpvt.com. The Company will also post on its website the Company's Code of Ethics for Senior Financial Officers and the Principal Executive Officer; Audit Committee Charter; Compensation Committee Charter; and Nominating Committee Charter. The information contained on the Company's website does not constitute part of this report. Copies of these documents (other than exhibits) can also be obtained by contacting Chris Bumps, Corporate Secretary, at our principal offices, which are located at 4811 U.S. Route 5, Derby, Vermont  05829 or by calling (802) 334-7915.

Item 2.  Properties

Community Bancorp. does not own or lease real property. The Company's administrative offices are located at the main offices of the Bank. All of the Bank's offices are located in Vermont. In addition to the main office in Derby, the Bank maintains facilities in the Cities of Newport, Montpelier and Barre; the Towns of Barton and St. Johnsbury, and the Villages of Island Pond, Troy and Derby Line.

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

The Bank occupies condominium space in the state office building on Main Street in Newport to house its Newport office. The Bank occupies approximately 3,084 square feet on the first floor of the building for a full service banking facility equipped with a remote drive-up facility and an ATM. In addition, the Bank owns approximately 4,400 square feet on the second floor, a portion of which formerly housed the Bank's trust department and is now leased to CFSG, LLC. The second floor also includes an office for our public relations coordinator, with room for future expansion.

The Bank owns the Troy office located in the village of Troy. This building was built in 1986 and acquired by the Bank in 1992. This office is also equipped with an ATM to provide the same type of limited 24-hour accessibility as all of the other offices. The marketing department is also located at this facility.

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

Subsequent to receiving permission from the OCC to establish a full service branch in Barre, Vermont, the Bank opened for business in a temporary facility at 308 North Main Street in Barre in early May 2003. On December 8, 2003, after completion of a two-story, 8,000 square foot building, the branch was relocated to the new building at 316 North Main Street. This new building constructed on leased land, houses a full-service branch, a two-lane drive-up window, including a drive-up ATM, as well as an inside lobby ATM. The branch also includes a Community Room that is made available as a public service to outside non-profit groups to be used for meetings and gatherings at no charge. The ground lease provides for a twenty year term and includes a purchase option exercisable at the end of the sixth year, with one-half of the annual rental previously paid applied to the purchase price.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject, other than routine litigation incidental to its banking business none of which is material to the Company's operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II.

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

Incorporated by reference to Page 59 of the Annual Report to Shareholders under the caption "Common Stock Performance by Quarter" for 2003.

Item 6.  Selected Financial Data

Incorporated by reference to Pages 28, 33, 37, 52, and 53 of the Annual Report to Shareholders for 2003.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to Pages 35-57 of the Annual Report to Shareholders for 2003.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to Pages 51 under the section labeled "Risk Management" of Management's Discussion and Analysis of Financial Condition and Results of Operation in the Annual Report to Shareholders for 2003.

Item 8.  Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent accounting firm of Berry, Dunn, McNeil & Parker, are incorporated herein by reference from the Annual Report to Shareholders for 2003, Page 6 through Note 25 on Page 34.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

In December 2002, the Audit Committee informed the Board of Directors that it had approved a change in the Company's external auditors. As of such date the Company elected not to continue the engagement of A.M. Peisch & Company, LLP ("A.M. Peisch") following completion of the 2002 year-end audit. The Company engaged the independent auditing firm of Berry, Dunn, McNeil and Parker to serve as the Company's external auditors for 2003. That engagement has been renewed for 2004, subject to ratification by the Company's shareholders at the 2004 Annual Meeting of Shareholders. The Audit Committee and Board were satisfied with the professional competence and standing of A.M. Peisch and did not have any disagreement with A.M. Peisch on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the two fiscal years preceding the change in the Company's accountants. A.M. Peisch had not issued a report during such two year period containing either a disclaimer or an adverse or qualified opinion, nor had A.M. Peisch subsequently modified any of its reports as to uncertainty, audit scope or accounting principles. In accordance with the rules of the Securities and Exchange Commission, A.M. Peisch furnished a letter to the Company, addressed to the Commission, stating that it agreed with the foregoing statements.

Item 9A.  Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

PART III.

Item 10.  Directors and Executive Officers of the Registrant

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004:

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
     Information regarding (i) the process for shareholders to communicate with the Directors, (ii) the director      nomination process of the Board's Nominating Committee, and (iii) the process for director nominations by      shareholders, under the caption "CORPORATE GOVERNANCE."

The Code of Ethics for Senior Financial Officers and the Principal Executive Officer is filed as Exhibit 14 to this report

Item 11.  Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004:

     Information regarding compensation of directors under the captions "ARTICLE I - ELECTION OF
     DIRECTORS - Directors' Fees and Other Compensation" and "-Directors' Deferred Compensation Plan."
     Information regarding executive compensation and benefit plans under the caption "EXECUTIVE      COMPENSATION."
     Information regarding management interlocks and certain transactions under the caption "CORPORATE GOVERNANCE - Compensation Committee Interlocks and Insider Participation."
     Information set forth under the caption "HUMAN RESOURCES COMMITTEE REPORT."
     Information set forth under the caption "STOCK PERFORMANCE GRAPH."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004:

     Information regarding the share ownership of management and principal shareholders under the captions "SHARE OWNERSHIP INFORMATION" and "ARTICLE I - ELECTION OF DIRECTORS."
     The Company does not maintain any equity compensation plans for which disclosure is required under Item      201(d) of SEC Regulation S-K.

Item 13.  Certain Relationships and Related Party Transactions

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004:

     Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -    Transactions with Management."

Item 14.  Principal Accountant Fees and Services

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004 under the caption "ARTICLE 2 - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

     Fees paid to the principal accountant for various audit functions including, but not limited to, the audit of the
     annual financial statements in the Company's From 10-K Report and review of the financial statements in the      Company's Form 10-Q Reports.
     The audit committee's pre-approval policies and procedures required by paragraph (c) (7)(I) of rule 2-01 of Regulation S-X.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements

The Company's audited consolidated financial statements and notes thereto and the report of Berry, Dunn, McNeil & Parker thereon, are incorporated by reference to the Annual Report to Shareholders for fiscal year 2003, filed as Exhibit 13 to this report.

(b) Reports on Form 8-K

Form 8-K dated October 8, 2003 announced the earnings for Community Bancorp. for the period ended
September 30, 2003.

Form 8-K/A dated October 20, 2003 furnished the earnings and other information of Community Bancorp.
under Items 7 and 12 of Form 8-K, previously filed on October 8, 2003 under Item 9.

(c) Exhibits

The following exhibits are incorporated by reference:

Exhibit 3(i) - Restated Articles of Association filed as Exhibit 1 to the Company's current report on
Form 8-K filed with the Commission on September 8, 1998.
Exhibit 3(iii) - Amended and Restated By-laws of Community Bancorp. filed as Exhibit 3(ii) to the Company's
Form 10-Q filed with the Commission on August 14, 2003
Exhibit 10(i) - Directors Deferred Compensation Plan* is incorporated by reference to exhibit 10(i) of the Form 10-K filed with the Commission on March 31, 2000.
Exhibit 10(ii) - Supplemental Retirement Plan* is incorporated by reference to exhibit 10(ii) of the Form 10-K filed with the Commission on March 29, 2002.
Exhibit 10(iii) - Description of the Officer Incentive Plan* is incorporated by reference to the section of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004, under the caption "EXECUTIVE COMPENSATION - Officer Incentive Plan."

________________
*Denotes compensatory plan or arrangement.

The following exhibits are filed as part of this report:
Exhibit 3(ii) - Amendments to the Restated Articles of Association
Exhibit 13 - Portions of the Annual Report to Shareholders of Community Bancorp. for 2003,
specifically incorporated by reference into this report.
Exhibit 14 - Code of Ethics for Senior Financial Officers and the Principal Executive Officer
Exhibit 21 - Subsidiaries of Community Bancorp.
Exhibit 23(i) - Consent of Berry, Dunn, McNeil & Parker
Exhibit 23(ii) - Consent of A.M. Peisch & Company
Exhibit 31.1 - Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 - Certification from the Chief Financial Officer of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(d) Financial Statement Schedules

The reissued report of A.M. Peisch & Company on the Company's audited financial statements for the years ended 2002 and 2001 is set forth below:

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Community Bancorp. and Subsidiaries
Derby, Vermont

We have audited the accompanying consolidated balance sheet of Community Bancorp. and Subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U. S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancorp. and Subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with U. S. generally accepted accounting principles.

January 10, 2003
St. Johnsbury, Vermont
VT Reg. No. 92-0000102

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COMMUNITY BANCORP.

BY: /s/ Richard C. White	Date: March 30, 2004
Richard C. White, Chairman
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
BY: /s/ Stephen P. Marsh	Date March 30, 2004
Stephen P. Marsh, President and COO

COMMUNITY BANCORP. DIRECTORS

/s/ Thomas E. Adams	Date March 30, 2004
Thomas E. Adams

/s/ Jacques R. Couture	Date March 30, 2004
Jacques R. Couture

/s/ Elwood G. Duckless	Date March 30, 2004
Elwood G. Duckless

/s/ Michael H. Dunn	Date March 30, 2004
Michael H. Dunn

/s/ Rosemary M. Lalime	Date March 30, 2004
Rosemary M. Lalime

/s/ Marcel Locke	Date March 30, 2004
Marcel Locke

/s/ Stephen P. Marsh	Date March 30, 2004
Stephen P. Marsh

/s/ Anne T. Moore	Date March 30, 2004
Anne T. Moore

/s/ Dale Wells	Date March 30, 2004
Dale Wells

/s/Richard C. White	Date March 30, 2004
Richard C. White