Form 10-Q
period 2004-03-31
COMMUNITY BANCORP /VT
filed 2004-05-13
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

At May 13, 2004, there were 3,813,238 shares outstanding of the Corporation's common stock.

Total Pages - 25 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and subsidiary, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Balance Sheets
	March 31	December 31	March 31
	2004	2003	2003
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$6,177,127	$11,620,762	$7,047,766
Federal funds sold and overnight deposits	837,195	2,751,148	2,957,215
Total cash and cash equivalents	7,014,322	14,371,910	10,004,981
Securities held-to-maturity (fair value $46,777,741 at 03/31/04,
$41,716,965 at 12/31/03, and $38,973,617 at 03/31/03)	46,660,330	41,563,840	38,645,389
Securities available-for-sale	56,271,253	56,319,321	43,966,831
Restricted equity securities	1,356,850	1,356,850	1,356,850
Loans held-for-sale	1,514,749	2,253,151	2,892,312
Loans	203,231,694	204,277,612	200,340,051
Allowance for loan losses	(2,214,110)	(2,199,110)	(2,217,207)
Unearned net loan fees	(771,451)	(805,284)	(840,983)
Net loans	200,246,133	201,273,218	197,281,861
Bank premises and equipment, net	7,848,988	7,814,922	5,325,602
Accrued interest receivable	1,977,888	1,676,190	1,970,995
Other real estate owned, net	116,164	88,277	58,800
Other assets	3,999,741	4,024,728	3,850,829
Total assets	$327,006,418	$330,742,407	$305,354,450

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$35,547,606	$38,198,327	$32,064,058
NOW and money market accounts	93,461,043	98,209,841	83,684,533
Savings	44,056,294	41,506,976	39,323,007
Time deposits, $100,000 and over	22,744,824	22,116,006	20,878,907
Other time deposits	78,864,724	79,648,109	82,010,770
Total deposits	274,674,491	279,679,259	257,961,275

Federal funds purchased and other borrowed funds	10,040,000	8,040,000	5,040,000
Repurchase agreements	11,403,189	12,016,570	12,188,057
Accrued interest and other liabilities	3,275,466	3,921,432	3,617,675
Total liabilities	299,393,146	303,657,261	278,807,007
Stockholders' Equity
Common stock - $2.50 par value; 6,000,000 shares
authorized and 3,984,906 shares issued at 03/31/04, 3,971,989
shares issued at 12/31/03, and 3,939,078 share issued at 03/31/03	9,962,264	9,929,973	9,847,694
Additional paid-in capital	17,040,665	16,861,802	16,423,022
Retained earnings	2,089,837	1,971,870	1,534,989
Accumulated other comprehensive income	750,006	506,006	926,193
Less: treasury stock, at cost; 185,641 shares at 03/31/04, 182,905
shares at 12/31/03, and 182,902 shares at 03/31/03	(2,229,500)	(2,184,505)	(2,184,455)
Total stockholders' equity	27,613,272	27,085,146	26,547,443

Total liabilities and stockholders' equity	$327,006,418	$330,742,407	$305,354,450

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
( Unaudited )

For The First Quarter Ended March 31,	2004	2003

Interest income
Interest and fees on loans	$3,313,602	$3,470,789
Interest on debt securities
Taxable	593,139	616,154
Tax-exempt	240,814	214,232
Dividends	8,616	11,667
Interest on federal funds sold and overnight deposits	4,930	19,670
Total interest income	4,161,101	4,332,512

Interest expense
Interest on deposits	1,152,335	1,329,977
Interest on borrowed funds	73,330	62,479
Interest on repurchase agreements	30,155	36,752
Total interest expense	1,255,820	1,429,208

Net interest income	2,905,281	2,903,304
Provision for loan losses	(51,000)	(75,000)
Net interest income after provision	2,854,281	2,828,304

Non-interest income
Service fees	246,966	235,419
Security gains	0	142,904
Other income	416,243	567,707
Total non-interest income	663,209	946,030

Non-interest expense
Salaries and wages	1,030,757	974,231
Pension and other employee benefits	376,867	306,365
Occupancy expenses, net	494,420	422,883
Other expenses	838,394	860,966
Total non-interest expense	2,740,438	2,564,445

Income before income taxes	777,052	1,209,889
Applicable income taxes	13,210	300,833
Net Income	$763,842	$909,056

Earnings per share on weighted average	$0.20	$0.24

Weighted average number of common shares
used in computing earnings per share	3,800,686	3,756,512

Dividends declared per share	$0.17	$0.16

Book value per share on shares outstanding at March 31,	$7.27	$7.07

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31,	2004	2003

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$763,842	$909,056
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	177,276	152,100
Provision for loan losses	51,000	75,000
Credit for deferred income taxes	(10,955)	(10,890)
Net gain on sale of loans	(152,531)	(306,078)
Gain on sale of fixed assets	0	(19,306)
Net gain on sale of securities	0	(142,904)
Writedowns of other real estate owned	0	20,700
Loss on Trust LLC	1,605	25,844
Amortization of bond premium, net	108,964	82,659
Proceeds from sales of loans held for sale	9,442,206	16,404,700
Originations of loans held for sale	(8,551,273)	(12,821,917)
Increase in taxes payable	24,165	311,723
Increase in interest receivable	(301,698)	(226,190)
Increase in mortgage servicing rights	(26,484)	(65,823)
Decrease (increase) in other assets	61,928	(280,814)
Decrease in unamortized loan fees	(33,833)	(38,518)
Decrease in interest payable	(4,795)	(4,757)
Decrease in accrued expenses	(430,786)	(155,713)
Decrease in other liabilities	(3,862)	(31,249)
Net cash provided by operating activities	1,114,769	3,877,623

Cash Flows from Investing Activities:
Investments - held to maturity
Maturities and paydowns	2,923,469	4,389,755
Purchases	(8,031,158)	(4,076,689)
Investments - available for sale
Sales and maturities	6,000,000	8,213,770
Purchases	(5,680,000)	(11,123,924)
Purchase of restricted equity securities	0	(47,800)
Investment in limited partnership, net	(359,224)	(318,256)
Decrease in loans, net	945,631	455,906
Capital expenditures, net	(211,341)	(165,799)
Recoveries of loans charged off	36,400	24,451
Net cash used in investing activities	(4,376,223)	(2,648,586)

Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market and savings accounts	(4,850,201)	(3,754,484)
Net (decrease) increase in certificates of deposit	(154,567)	794,129
Net decrease in short-term borrowings and repurchase agreements	(613,381)	(1,880,969)
Net increase in borrowed funds	2,000,000	0
Payments to acquire treasury stock	(44,995)	(7,955)
Dividends paid	(432,990)	(412,057)
Net cash used in financing activities	(4,096,134)	(5,261,336)

Net decrease in cash and cash equivalents	(7,357,588)	(4,032,299)
Cash and cash equivalents:
Beginning	14,371,910	14,037,280
Ending	$7,014,322	$10,004,981

Supplemental Schedule of Cash Paid During the Period
Interest	$1,260,615	$1,433,965
Income taxes	$0	$0

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$369,697	($89,030)
Other real estate owned acquired in settlements of loans	$27,887	$79,500

Investments in limited partnership
Decrease (increase) in limited partnerships	$74,901	($779,498)
(Decrease) increase in contributions payable	($434,125)	$461,242
	($359,224)	($318,256)

Dividends Paid
Dividends declared	$645,875	$0
(Increase) decrease in dividends payable attributable to dividends declared	(1,731)	412,057
Dividends reinvested	(211,154)	0
	$432,990	$412,057

Table of Content

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND CONSOLIDATION

     The interim consolidated financial statements of Community Bancorp. and subsidiary are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for fair presentation of the financial condition and results of operations of the Company contained herein have been made. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2.  RECENT ACCOUNTING DEVELOPMENTS

     Statement of Financial Accounting Standards (SFAS) No. 133 Implementation Issue C13, "When a Loan Commitment Is Included in the Scope of Statement 133," requires commitments to originate mortgage loans that will be held for sale upon origination to be accounted for as derivatives, but does not provide guidance on how the fair value of those commitments should be measured.

     In March 2004, the SEC issued Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments" in which the staff indicated it believes loan commitments are written options and therefore should never result in the recognition of an asset under SFAS No. 133.  Rather, the staff indicated lenders should initially recognize a liability for loan commitments, with the offsetting debit recognized as a derivative loss to the extent a premium is not received from the potential borrower.

     The staff indicated it would not object to a registrant's recognizing loan commitments as assets provided it discontinues that practice for commitments entered into in the first reporting period beginning after March 15, 2004 and provided assets recorded on loan commitments entered into prior to that date are reversed when the related loan closes or the commitment expires.

     SAB No. 105 is not expected to have a material effect on the Company's consolidated financial statements and results of operations.

NOTE 3. EARNINGS PER SHARE

     Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period and reduced for shares held in Treasury.

NOTE 4.  COMPREHENSIVE INCOME

     Accounting principles generally require recognized revenue, expenses, gains, and losses to be included in net income. Certain changes in assets and liabilities, such as the after-tax effect of unrealized gains and losses on available-for-sale securities, are not reflected in the income statement, but are reported as a separate component of the equity section of the balance sheet (accumulated other comprehensive income). Other comprehensive income, along with net income, comprises the Company's total comprehensive income.

The calculation for computing the Company's other comprehensive income for the comparison period is as follows:
For the first quarter ended March 31	2004	2003

Change in unrealized holdings gains on available-for-sale	$369,697	$ 53,338
securities arising during the period
Reclassification adjustment for gains realized in income	0	(142,368)
Net unrealized gains (losses)	369,697	(89,030)
Tax effect	(125,697)	30,270
Net of tax amount	$244,000	$(58,760)

NOTE 5. INCOME TAXES

     Provisions for income taxes decreased $287,623 with figures of $13,210 for the first quarter of 2004 versus
Table of Content

$300,833 for the same period in 2003. The decrease is due to the tax effect of low income housing tax credits and expensing goodwill related to the Company's purchase of the Liberty Savings Bank charter.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Period Ended March 31, 2004

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

     Forward-looking statements are not guarantees of future performance. They necessarily involve risks, uncertainties and assumptions. Future results of the Company may differ materially from those expressed in these forward-looking statements. Examples of forward looking statements included in this discussion include, but are not limited to, management's expectations as to future asset growth, income trends, results of operations and other matters reflected in the Overview section, estimated contingent liability related to the Company's participation in the FHLB Mortgage Partnership Finance (MPF) program, assumptions made within the asset/liability management process, and management's expectations as to the future interest rate environment and the Company's related liquidity level. Although these statements are based on management's current expectations and estimates, many of the factors that could influence or determine actual results are unpredictable and not within the Company's control. Readers are cautioned not to place undue reliance on such statements as they speak only as of the date they are made. The Company claims the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995.

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

OVERVIEW

     The following Management's Discussion and Analysis explains in detail the results of the first quarter, 2004. As we predicted in the yearend report, mortgage activity was off in the first quarter and interest rates remained flat, thereby continuing the erosion in our spreads resulting in lower income. Net income was $763,842 or $0.20 per share this quarter versus $909,056 or $0.24 per share last year.

     Non-interest income was down by $282,821 because of lower security gains and fewer sales of mortgages in the secondary market. Non-interest expense increased by $175,994 mostly because of the cost associated with the opening of the new Barre office. We expect that this new office will be the center of our continued growth in Washington County.

     Asset growth in the Kingdom follows the weather. We have negative growth in the winter months and blossom when spring finally arrives. The first quarter of 2004 continued this tradition, with assets falling from $330.7 million at year-end to just over $327 million at quarter end. We expect that growth will return at the end of this quarter and build throughout the rest of the year.

     We still believe that this year's results will be slightly lower than last year's, and that we will continue to see eroding spreads until rates rise which we currently predict will be in the final quarter of this year.

     The following pages describe the financial results of our first quarter in much more detail. Please take the time
Table of Content

to read them to more fully understand first quarter 2004 in relation to other recent first quarters. The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes. This report includes forward-looking statements within the meaning of the Securities and Exchange Act of 1934 (the "Exchange Act").

CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements are prepared according to accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities in the consolidated financial statements and related notes. The Securities and Exchange Commission (SEC) has defined a company's critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Because of the significance of these estimates and assumptions, there is a high likelihood that materially different amounts would be reported for the Company under different conditions or using different assumptions or estimates.

     Management believes that the calculation of the allowance for loan loss (ALL) is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the ALL, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, use of current economic indicators and their probable impact on borrowers and changes in delinquent, nonperforming or impaired loans. Management's estimates used in the ALL may increase or decrease based on changes in these factors resulting in adjustments to the Company's provision for loan losses. Actual results could differ significantly from these estimates under different assumptions, judgments or conditions.

     Occasionally, the Company acquires property in connection with foreclosures or in satisfaction of debt previously contracted. To determine the value of property acquired in foreclosure, management often obtains independent appraisals for significant properties. Accordingly, the recovery of a substantial portion of the carrying amount of foreclosed real estate is susceptible to changes in local market conditions. The amount of the change that is reasonably possible cannot be estimated. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

     Management utilizes numerous techniques to estimate the carrying value of various assets held by the Company, including, but not limited to, property, plant and equipment, mortgage servicing rights, and deferred taxes. The assumptions considered in making these estimates are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management acknowledges that the use of different estimates or assumptions could produce different estimates of carrying values.

Management evaluates on an ongoing basis its judgment as to which policies are considered to be critical.

RESULTS OF OPERATIONS

     Income before income taxes of $777,052 was reported for the first quarter of 2004 compared to $1.2 million for the comparable period in 2003, resulting in a decrease of $432,837, or 35.8%. Net income for the first quarter ended March 31, 2004 was $763,842, representing a decrease of 16.0% over net income of $909,056 for the first quarter ended March 31, 2003. The results are earnings per share of $0.20 and $0.24, respectively, for the first quarters of 2004 and 2003.

     Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings. Although average assets increased, the lower net income for the quarter resulted in lower ROA and ROE for the current quarter compared to the same period in 2003. The following table shows these ratios for the comparison periods.

Table of Content

For the first quarter ended March 31,	2004	2003

Return on Average Assets	.93%	1.19%
Return on Average Equity	11.07%	14.11%

INTEREST INCOME VERSUS INTEREST EXPENSE (NET INTEREST INCOME)

     Net interest income, the difference between interest income and expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, and rate sensitivity of earning assets as well as by interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets. The tables below provide a visual comparison of the consolidated figures, and are stated on a tax equivalent basis assuming a federal tax rate of 34%. The Company's corporate tax rate is 34%, therefore, to equalize tax-free and taxable income in the comparison, we must divide the tax-free income by 66%, with the result that every tax-free dollar is equal to $1.52 in taxable income.

     The following table shows the reconciliation between reported net interest income and tax equivalent net interest income for the three months comparison period, of 2004 and 2003:
	For the three months ended March 31,
	2004	2003

Net interest income as presented	$2,905,281	$2,903,304
Effect of tax-exempt income	124,056	110,363
Net interest income, tax equivalent	$3,029,337	$3,013,667

     The tax equivalent net interest spread, defined as the difference between the yield on earning assets and the rate paid on interest bearing liabilities, was 3.62% and 3.79%, for the first three months of 2004 and 2003, respectively. The interest differential, defined as net interest income divided by average earning assets, was 3.92% and 4.16%, for the respective comparison periods.

     The table below presents average earning assets (including non-accrual loans) and average interest-bearing liabilities supporting earning assets, as well as interest income and interest expense expressed both in dollars and as a rate/yield for the 2004 and 2003 comparison periods.
AVERAGE BALANCES AND INTEREST RATES

	For the Three Months Ended:
		2004			2003
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS

Loans (gross)	$205,304,983	$3,313,602	6.49%	$204,565,843	$3,470,789	6.88%
Taxable Investment Securities	63,210,334	593,139	3.77%	53,297,058	616,154	4.69%
Tax Exempt Investment Securities	38,087,541	364,870	3.85%	26,909,328	324,594	4.89%
Federal Funds Sold	1,249,802	2,605	0.84%	2,170,722	6,501	1.21%
Sweep Account	1,414,885	2,325	0.66%	5,714,477	13,169	0.93%
Other Securities	1,356,850	8,616	2.55%	1,311,174	11,668	3.61%
TOTAL	$310,624,395	$4,285,157	5.55%	$293,968,602	$4,442,875	6.13%

INTEREST BEARING LIABILITIES

Savings Deposits	$ 42,420,844	$ 42,412	0.40%	$ 38,773,014	$ 83,781	0.88%
NOW & Money Market Funds	97,041,295	357,865	1.48%	88,263,986	400,168	1.84%
Time Deposits	101,695,134	752,058	2.97%	102,439,548	846,028	3.35%
Other Borrowed Funds	8,319,660	71,974	3.48%	5,040,000	60,446	4.86%
Notes Payable	100,000	1,356	5.45%	150,000	2,033	5.50%
Repurchase Agreements	12,380,919	30,155	0.98%	12,588,897	36,752	1.18%
TOTAL	$261,957,852	$1,255,820	1.93%	$247,255,445	$1,429,208	2.34%

Net Interest Income		$3,029,337			$3,013,667
Net Interest Spread			3.62%			3.79%
Interest Differential			3.92%			4.16%

     Although an increase is noted in the average volume of earning assets for the first three months of 2004 compared to the same period of 2003, a decrease of 58 basis points is noted in the average yield, due to the decrease in income. Interest earned on the loan portfolio accounts for approximately 77% of total interest income. The current low interest rate environment continues to have a negative effect on earnings produced from the loan portfolio. The average amount of non-accrual loans can also have an impact on the average yield on outstanding loans in any given period. As of March 31, 2004 and 2003, the average balance on non-accrual loans amounted to $1.3 million and $1.6 million, respectively.

     In comparison, interest paid on time deposits comprises 60% of total interest expense. The average volume of interest bearing liabilities for the first quarter of 2004 increased over the 2003 comparison period, while the rate paid on these accounts decreased 41 basis points. While the spread continues to shrink, the Company has managed to compensate for a portion of the decrease in yield on average earning assets by reducing the interest paid on interest bearing liabilities where the market would permit. The Company realizes that further opportunity to reduce rates on deposits is not likely. In addition, assets will continue to reprice at the lower interest rates, further compressing net interest spread. The asset sensitivity of the balance sheet indicates that the Company would benefit from an increase in interest rates.

    The following table summarizes the variances in income for the first three months of 2004 and 2003 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.
CHANGES IN INTEREST INCOME

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

Loans (2)	$(169,726)	$ 12,539	$(157,187)
Taxable Investment Securities	(137,656)	114,641	(23,015)
Tax Exempt Investment Securities	(94,506)	134,782	40,276
Federal Funds Sold	(1,973)	(1,923)	(3,896)
Sweep Account	(3,788)	(7,056)	(10,844)
Other Securities	(3,459)	407	(3,052)
Total Interest Earnings	$(411,108)	$253,390	$(157,718)

CHANGES IN INTEREST EXPENSE

Savings Deposits	$(49,284)	$ 7,915	$(41,369)
NOW & Money Market Funds	(82,126)	39,823	(42,303)
Time Deposits	(88,473)	(5,497)	(93,970)
Other Borrowed Funds	(27,774)	39,302	11,528
Notes Payable	1	(678)	(677)
Repurchase Agreements	(6,090)	(507)	(6,597)
Total Interest Expense	$(253,746)	$ 80,358	$(173,388)

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

(2) Loans are stated before deduction of unearned discount and allowance for loan losses. The principal balances of non-accrual loans is included in calculations of the yield on loans, while the interest on these non-performing assets is excluded.

Table of Content

NON INTEREST INCOME AND NON INTEREST EXPENSE

     The decrease in non-interest income for the first quarter of 2004 was attributable to a few sources. While in 2003, the Company sold four of its investments from the Corporate Bond portfolio netting a gain before taxes of $132,312, the Company did not experience any gain on sale of investments in the first quarter of 2004. In addition, the volume of loans sold to the secondary market was much lower in the first quarter of 2004 compared to the same period in 2003. As a result, income generated through the sale and servicing of these loans amounted to $179,015 for the first quarter of 2004 versus $371,901 for the 2003 comparison period.

     Non-interest expense increased moderately for the first quarter of 2004 versus 2003 as a result of the new Barre branch. Occupancy expense accounts for the biggest increase in 2004, followed closely by pension and other employee benefits, both of which are directly related to the Barre office, and were anticipated increases.

     Management monitors all components of other operating expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate. This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     Provisions for income taxes decreased $287,623 with figures of $13,210 for the first quarter of 2004 versus $300,833 for the same period in 2003. The decrease is due to the tax effect of low income housing tax credits and expensing goodwill related to the Company's purchase of the Liberty Savings Bank charter.

CHANGES IN FINANCIAL CONDITION

     The Company had total average assets of approximately $329 million for the three months ended March 31, 2004 and $316 million for the year ended December 31, 2003. Average earning assets were $311 million for the three month period ended March 31, 2004, including average loans of $205 million and average investment securities of $103 million. Average earning assets were just over $300 million for the year ended December 31, 2003, including average loans of $205 million and average investment securities of $81 million. Average earning assets for March 31, 2004 were approximately $294 million, with $205 million in average loan volume and $82 million in average investment volume. The Company's investment portfolio increased significantly from March 31, 2003 to March 31, 2004 due mostly to an increase in borrowings from municipalities.

     Average interest bearing liabilities at March 31, 2004 were $262 million, with average time deposits totaling $102 million and NOW & money market funds of $97 million. At December 31, 2003, average interest bearing liabilities of $251 million were reported including average time deposits of $103 million and NOW & money market funds at $90 million. Although the average volume of NOW & money market funds increased during the first quarter of 2004, the period-end balance at March 31, 2004 actually decreased $4.7 million compared to the year-end balance of just over $98 million. This decrease is attributable to the seasonal decrease in municipal deposits. Based on historical experience, management expects that these deposits will start to increase during the second quarter as municipal entities begin collecting tax payments.

Liquidity and Capital Resources

     Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. The liquidity needs of the Company require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. The repayment of loans and growth in deposits are two of the major sources of liquidity. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company's liquidity is necessary. The Company's in-house loan portfolio did not change significantly during the periods reflected in this report. Total deposits increased $872,252 from March 31, 2003 to December 31, 2003, and then decreased by over $5 million by March 31, 2004. Other time deposits decreased $783,385 as of the end of the first quarter of 2004 from year-end 2003 levels, while time deposits greater than $100,000 increased $628,818 over the same period. This same comparison from March 31, 2003 to year-end 2003 results in a decrease in other time deposits of $2.36 million and an increase of $1.24 million in time deposits greater than $100,000. As time deposits mature from higher rates, some customers have chosen to leave their funds in non-maturing deposits such as demand deposits, money market and savings accounts. Despite the decrease in the rates earned on these funds, demand deposits increased 11% from March 31, 2003 to March 31, 2004; NOW and money market accounts increased by 12%; savings accounts increased by 12% or just over $4.7
Table of Content

million. The demand, NOW, and money market accounts were at higher levels at December 31, 2003, before falling to the March 31, 2004 balances; this is a typical trend for the Company's deposit portfolio. A review of these deposits indicates that they are primarily generated locally and regionally and are established customers of the Company. Municipal deposit accounts make up approximately 48% of NOW and money market accounts and contributed to the seasonal decrease in deposit accounts during the first quarter of the year. This fluctuation is seasonal and it is expected that the levels will increase throughout 2004, mirroring the tax collection cycle.

     Another source of liquidity for the Company is the purchase of overnight funds against the Company's $4.3 million credit line with the FHLB. Interest is chargeable at a rate determined daily of approximately 25 basis points higher than the rate paid on fed funds sold. At March 31, 2004, the Company had no advances against the $4.3 million credit line. Additional borrowing capacity of approximately $91 million is available through the FHLB, which is secured by the Company's qualifying loan portfolio. As of March 31, 2004, the Company had advances of just over $10 million against the $91 million in borrowing authority at FHLB. The $10 million is made up of a $5 million long-term advance borrowed on January 16, 2001 at an annual rate of interest of 4.78% that matures in 2011. At December 31, 2003, the Company had borrowed a short-term advance of $3 million at an annual rate of interest of 1.19% that matured on March 4, 2004. On March 24, 2004 the Company borrowed a $5 million short-term advance at an annual rate of interest of 1.10% that matures April 26, 2004. At March 31, 2003, the Company had no short-term advances borrowed against the line of credit. These short-term advances are used to offset the seasonal fluctuations in deposit balances during the year.

     Under a separate agreement with FHLB, the Company has the authority to collateralize public unit deposits, up to its FHLB borrowing capacity ($91 million less outstanding advances) with letters of credit issued by the FHLB. At March 31, 2004, approximately $47 million was pledged as collateral for these deposits. Interest is charged to the Company quarterly based on the average daily balance outstanding at an annual rate of 20 basis points which, for the first quarter of 2004, was approximately $13.5 million.

     The Company's investment portfolio increased during the first quarter of 2004, but in looking ahead, approximately $10 million is scheduled to mature in 2004, with an additional $10 million having call options scheduled throughout 2004. Investments with call options allow the issuer to call in the investment, before maturity, at predetermined call dates. As investments mature and/or are called, the Company reinvests in a structured ladder of securities with graduated maturities allowing for continued cash flow and reinvestment opportunities.

     As of the dates indicated, the Company held in its investment portfolio securities made up of the following:

	Amortized Cost	Fair Value
March 31, 2004

Available for Sale	$55,134,880	$56,271,253
Held to Maturity	$46,660,330	$46,777,741

December 31, 2003

Available for Sale	$55,552,645	$56,319,321
Held to Maturity	$41,563,840	$41,716,965

     The Company is required to maintain equity securities in the form of Federal Home Loan Bank of Boston (FHLB) and Federal Reserve Bank stock. In total, the Company held $1.4 million in such Restricted Equity Securities as of March 31, 2004 and December 31, 2003.

     While the Company's investment portfolio experienced moderate increase from December 31, 2003 to March 31, 2004, a significant increase is noted from March 31, 2003 to March 31, 2004. As mentioned in the Changes in Financial Condition section above, an increase in borrowings by the Company's municipal customers accounted for all the increase in held-to-maturity investments. The increase in the Company's available-for-sale portfolio is attributable to the purchase of approximately $19 million in Government Agency securities, with a portion replacing held-to-maturity securities that either matured or were called in 2003.

    The primary source of funds for the Company's payment of dividends to its shareholders is dividends paid to the Company by the Bank. The Bank, as a national bank, is subject to the dividend restrictions set forth in the National Bank Act, implemented by the Comptroller of the Currency ("OCC"). Under such restrictions, the Bank
Table of Content

may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years.

     In December 2003, the Company declared a cash dividend of $0.17 per share, payable in the first quarter of 2004. In March 2004, the Company declared a cash dividend of $0.17 per share, payable in the second quarter of 2004. As a result of the dividends declared, in December 2003, the Company was required to book an accrual totaling $644,144, and in March 2004, an accrual of $645,875 was required.

     Stockholders' equity at December 31, 2003, was $27,085,146, with a book value of $7.15 per share. It increased in 2004 through retained earnings of $763,842 and the sale of common stock of $211,154 through our dividend reinvestment program and a valuation adjustment of $244,000 to the valuation allowance of securities. It decreased through purchases of treasury stock of $44,995 through the stock buyback program and redemption of fractional shares, and $645,875 for the dividend declared in March 2004 mentioned above. As of March 31, 2004, stockholders' equity was $27,613,272 with a book value of $7.27 per share.

     At March 31, 2004, the Company reported that of the 405,000 shares authorized for the stock buyback plan, 155,197 shares have been purchased, leaving 249,803 shares available for repurchase. The repurchase price paid for these shares ranged from $9.75 per share in May of 2000 to $16.45 per share in March of 2004. During the first quarter of 2004, the Company repurchased 2,734 shares pursuant to the buyback authority. For additional information on stock repurchases by the Company and affiliated purchasers (as defined in SEC Rule 10b-18), refer to part II, Item 2 of this Report.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Under current guidelines, banks must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). The risk based ratios of the Company and its subsidiary exceeded regulatory guidelines at March 31, 2004 with reported risk-weighted assets of $176.9 million compared to $176.3 million at December 31, 2003 and total capital of $29.1 million and $28.8 million, respectively. The Company's total risk-based capital to risk weighted assets was 16.43% and 16.32% at March 31, 2004 and December 31, 2003, respectively. The Company's Tier 1 capital to risk weighted assets was 15.18% and 15.07% at March 31, 2004 and December 31, 2003, respectively. In addition to risk-based capital requirements, bank holding companies are required to maintain minimum leverage capital ratios of core capital to average assets of $4.0%. As of March 31, 2004, the Company's leverage ratio was 8.18% and as of December 31, 2003 was 8.05%.

     Regulators have also established guidelines for minimum capital ratio requirements that define a bank as well-capitalized under prompt corrective action provisions. These minimums are risk-based capital ratio of 10.0% and Tier 1 capital ratio of 6.0%. As of March 31, 2004, the Company and its Subsidiary were deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Company's classification.

     The Company intends to continue the past policy of maintaining a strong capital resource position to support its asset size and level of operations. Consistent with that policy, management will continue to anticipate the Company's future capital needs.

     From time to time the Company may make contributions to the capital of Community National Bank. At present, regulatory authorities have made no demand on the Company to make additional capital contributions.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first three months of 2004, there has not been any activity that has created any additional types of off-balance-sheet risk.

Table of Content

     The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk as of March 31, 2004 are as follows:
Contract or
----Notional Amount----

Unused commercial lines of credit	$8,008,524
Unused portions of construction loans	3,571,820
Unused portions of credit card lines	8,811,638
Unused home equity lines of credit	4,506,323

Standby letters of credit	182,500
Commercial loan commitments	1,134,000
Residential loan commitments	6,502,963
MPF credit enhancement obligation	621,857

AGGREGATE CONTRACTUAL OBLIGATIONS

Contractual Obligations as of March 31, 2004	Payment due by period
	Less than	1-2	3-5	More than
	1 year	years	years	5 years	Total
Operating Leases	$ 200,281	$205,578	$196,666	$ 729,082	$ 1,331,607
Housing Limited Partnerships	933,909	69,231	0	0	1,003,140
FHLB Borrowings	5,000,000	0	30,000	5,010,000	10,040,000
Total	$6,134,190	$274,809	$226,666	$5,739,082	$12,374,747

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Asset and Liability Management - Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest rate risk exposure and attempts to structure the balance sheet to maximize net interest income while controlling its exposure to interest rate risk. The Company's Asset/Liability Committee formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, and various business strategies. The Asset Liability Management Committee (ALCO) meets monthly to review financial statements, liquidity levels, yields and spreads to better understand, measure, monitor and control the Company's interest rate risk. In the ALCO process, the committee members apply policy limits set forth in the Asset Liability, Liquidity and Investment policies approved by the Company's Board of Directors. The Asset/Liability Committee's methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the entire balance sheet.

     Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company's financial instruments also change, thereby impacting net interest income (NII), the primary component of the Company's earnings. The ALCO uses an outside consultant to perform rate shocks to the Company's net interest income, as well as a variety of other analyses. It is part of the ALCO process to utilize the results of this simulation model to quantify the estimated exposure of NII to sustained interest rate changes. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets
Table of Content

and interest-bearing liabilities reflected on the Company's balance sheet. Furthermore, the model simulates the balance sheet's sensitivity to a prolonged flat rate environment. All rate scenarios are simulated assuming a parallel shift of the yield curve; however further simulations are performed utilizing a flattening yield curve as well. This sensitivity analysis is compared to the ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 100 basis point (bp) and a 200 bp shift upward and a 100 bp downward shift in interest rates in one and two year scenarios. The analysis also provides testing of the assumptions used in previous simulation models by comparing the projected NII with actual NII.

     The following reflects the Company's NII sensitivity analysis over one and two year horizons, assuming a parallel shift of the yield curve, as prepared by the consultant's review and measured as of December 31, 2003;

One Year Horizon		Two Year Horizon
Rate Change	Percent Change in NII	Rate Change	Percent Change in NII

Down 100 basis points	-1.15%	Down 100 basis points	-7.20%
Up 200 basis points	0.88%	Up 200 basis points	7.50%

     The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Credit Risk - A primary concern of management is to reduce the exposure of credit loss within the portfolio. Management follows established underwriting guidelines, and any exceptions to the policy must be approved by a loan officer with higher authority than the loan officer originating the loan. The adequacy of the loan loss coverage is reviewed quarterly by the risk management committee of the Board of Directors. This committee meets to discuss, among other matters, potential exposures, historical loss experience, and overall economic conditions. Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency. A variety of loans are reviewed periodically by an independent firm in order to assure accuracy of the Company's internal risk ratings and compliance with various internal policies and procedures, as well as those set by the regulatory authorities. The Company also employs a Credit Administration Officer whose duties include monitoring and reporting on the status of the loan portfolio including delinquent and non-performing loans.

     Specific allocations are made in the allowance for loan losses in situations management believes may represent a greater risk for loss. A quarterly review of various qualitative factors, including levels of, and trends in, delinquencies and non-accruals and national and local economic trends and conditions, helps to ensure that areas with potential risk are noted and coverage increased or decreased to reflect the trends in delinquencies and non-accruals. Residential mortgage loans make up the largest part of the loan portfolio and have the lowest historical loss ratio, helping to alleviate the overall risk.

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:
	March 31, 2004		December 31, 2003
(Dollars in Thousands)	Total	% of	Total	% of
	Loans	Total	Loans	Total
Real Estate Loans
Construction & Land Development	$ 8,347	4.07%	$ 8,929	4.32%
Farm Land	2,719	1.33%	2,783	1.35%
1-4 Family Residential	118,308	57.78%	120,848	58.51%
Commercial Real Estate	34,002	16.61%	33,422	16.18%
Loans to Finance Agricultural Production	420	0.21%	529	0.26%
Commercial & Industrial	18,629	9.10%	16,951	8.21%
Consumer Loans	21,672	10.58%	22,517	10.90%
All Other Loans	649	0.32%	552	0.27%
Gross Loans	204,746	100%	206,531	100%
Less:
Valuation Allowance for Loan Losses	(2,214)	-1.08%	(2,199)	-1.06%
Deferred Loan Fees	(771)	-0.38%	(805)	-0.39%
Net Loans	$201,761	98.54%	$203,527	98.55%

Allowance for loan losses and provisions - The Company continues to maintain the valuation allowance for loan losses at a level of just over 1% of the total gross loan portfolio. As of March 31, 2004, the Company maintained a residential loan portfolio of $118 million and a commercial real estate portfolio (including construction, land development and farm land loans) of $45 million, accounting for approximately 80% of the total loan portfolio. This volume, together with the low historical loan loss experience in these portfolios, helps to support the Company's basis for loan loss coverage.

The following table summarizes the Company's loan loss experience for the three months ended March 31,
(Dollars in Thousands)	2004	2003

Loans Outstanding End of Period	$204,746	$203,232
Ave. Loans Outstanding During Period	$205,305	$204,566

Loan Loss Reserve, Beginning of Period	$2,199	$2,156
Loans Charged Off:
Residential Real Estate	11	0
Commercial Real Estate	0	0
Commercial Loans not Secured by Real Estate	0	0
Consumer Loans	61	38
Total Loans Charged Off	72	38
Recoveries:
Residential Real Estate	0	2
Commercial Real Estate	0	0
Commercial Loans not Secured by Real Estate	1	0
Consumer Loans	35	22
Total Recoveries	36	24
Net Loans Charged Off	36	14
Provision Charged to Income	51	75
Loan Loss Reserve, End of Period	$2,214	$2,217

Non-performing assets for the comparison periods were as follows:
(Dollars in Thousands)	03/31/2004	12/31/2003

	Balance	Percent	Balance	Percent
		of Total		of Total
Non-Accruing loans	$1,204	89.98%	$1,295	92.37%
Loans past due 90 days or more and still accruing	18	1.35%	19	1.36%
Other real estate owned	116	8.67%	88	6.27%
Total	$1,338	100.00%	$1,402	100.00%

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

Table of Content

ITEM 4. Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and its President and Chief Operating Officer (Chief Financial Officer). Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes during the Company's last fiscal quarter in the Company's internal control over financial reporting identified in connection with the evaluation of the Company's disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     The Company and/or its subsidiary are subject to various claims and legal actions that have arisen in the normal course of business. Management does not expect that the ultimate disposition of these matters, individually or in the aggregate, will have a material adverse impact on the Company's financial statements.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information as to purchases of the Company's common stock during the three months ended March 31, 2004, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):
				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
Period	Shares Purchased(1)	Paid Per Share	Announced Plan(2)	End of the Period

January 1, 2004 to January 31, 2004	250	$16.50	0	0
February 1, 2004 to February 29, 2004	5,100	$16.31	1,200	251,303
March 1, 2004 to March 31, 2004	1,534	$16.45	1,534	249,803

Total	6,884	$16.35	2,734	249,803

(1) Includes 4,150 shares purchased by Community Financial Services Group, LLC ("CFSG"), which is deemed to be an affiliate of the Company under Rule 10b-18, for the account of participants invested in the Company Stock Fund under the Company's Retirement Savings Plan. [All purchases by CFSG were made in the open market in brokerage transactions and reported on the OTC Bulletin Board©.]

(2) The Company's Board of Directors in April, 2000 initially authorized the repurchase from time to time of up to 205,000 shares of the Company's common stock in open market and privately negotiated transactions, in management's discretion and as market conditions may warrant. The Board extended this authorization on October 15, 2002 to repurchase an additional 200,000 shares, with an aggregate limit for such repurchases under both authorizations of $3.5 million. The approval did not specify a termination date.

ITEM 3. Defaults Upon Senior Securities

       NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

       NONE

ITEM 5. Other Information

Table of Content

       NONE

ITEM 6 Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 - Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Chief Financial Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Act of 1934.

(b) Reports on Form 8-K

Form 8-K dated January 2, 2004 announcing the intent to pay a cash dividend on February 1, 2004, to shareholders of record as of January 15, 2004.

Form 8-K dated January 6, 2004 announcing the promotion of two key employees.

Form 8-K dated January 22, 2004 announcing the earnings and other financial information for the Company for the period ended December 31, 2003.

Form 8-K dated March 26, 2004 announcing the intent to pay a cash dividend on May 1, 2004, to shareholders of record as of April 15, 2004.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: May 13, 2004	By: /s/ Richard C. White
Richard C. White, Chairman &
Chief Executive Officer

DATED: May 13, 2004	By: /s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Operating Officer