Form 10-Q
period 2004-06-30
COMMUNITY BANCORP /VT
filed 2004-08-10
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

At August 10, 2004, there were 3,825,740 shares outstanding of the Corporation's common stock.

Total Pages - 27 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and subsidiary, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Balance Sheets
	June 30	December 31	June 30
	2004	2003	2003
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$12,529,172	$11,620,762	$12,329,224
Federal funds sold and overnight deposits	3,518,537	2,751,148	0

Total cash and cash equivalents	16,047,709	14,371,910	12,329,224
Securities held-to-maturity (fair value $21,522,492 at 06/30/04,
$41,716,965 at 12/31/03, and $23,150,193 at 06/30/03)	21,452,759	41,563,840	22,833,848
Securities available-for-sale	49,994,886	56,319,321	47,262,004
Restricted equity securities, at cost	2,310,650	1,356,850	1,356,850
Loans held-for-sale	1,509,863	2,253,151	5,043,058
Loans	206,914,372	204,277,612	199,236,983
Allowance for loan losses	(2,254,308)	(2,199,110)	(2,220,509)
Unearned net loan fees	(774,697)	(805,284)	(819,816)

Net loans	203,885,367	201,273,218	196,196,658
Bank premises and equipment, net	7,763,600	7,814,922	5,322,788
Accrued interest receivable	1,435,856	1,676,190	1,503,558
Other real estate owned, net	82,800	88,277	58,800
Other assets	4,135,774	4,024,728	4,628,645

Total assets	$308,619,264	$330,742,407	$296,535,433

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$39,011,142	$38,198,327	$35,359,586
NOW and money market accounts	67,205,425	98,209,841	65,887,734
Savings	46,681,757	41,506,976	40,931,930
Time deposits, $100,000 and over	21,968,820	22,116,006	21,327,797
Other time deposits	77,944,749	79,648,109	81,689,292

Total deposits	252,811,893	279,679,259	245,196,339

Federal funds purchased and other borrowed funds	13,380,000	8,040,000	9,336,746
Repurchase agreements	11,873,549	12,016,570	11,041,119
Accrued interest and other liabilities	3,033,139	3,921,432	3,505,928

Total liabilities	281,098,581	303,657,261	269,080,132

Shareholders' Equity
Common stock - $2.50 par value; 6,000,000 shares authorized
and 4,014,349 shares issued at 06/30/04, 3,971,989 shares
issued at 12/31/03, and 3,950,199 shares issued at 06/30/03	10,035,873	9,929,973	9,875,497
Additional paid-in capital	17,459,952	16,861,802	16,564,428
Retained earnings	2,260,788	1,971,870	2,022,882
Accumulated other comprehensive income (loss)	(1,544)	506,006	1,176,975
Less: treasury stock, at cost; 185,938 shares at 06/30/04, 182,905
shares at 12/31/03, and 182,904 shares at 06/30/03	(2,234,386)	(2,184,505)	(2,184,481)

Total shareholders' equity	27,520,683	27,085,146	27,455,301

Total liabilities and shareholders' equity	$308,619,264	$330,742,407	$296,535,433

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
( Unaudited )

For The Second Quarter Ended June 30,	2004	2003

Interest income
Interest and fees on loans	$3,369,169	$3,570,895
Interest on debt securities
Taxable	521,559	578,889
Tax-exempt	269,598	235,484
Dividends	12,337	11,098
Interest on federal funds sold and overnight deposits	4,475	4,934

Total interest income	4,177,138	4,401,300

Interest expense
Interest on deposits	1,117,351	1,276,919
Interest on borrowed funds	80,307	63,889
Interest on repurchase agreements	28,607	33,279

Total interest expense	1,226,265	1,374,087

Net interest income	2,950,873	3,027,213
Provision for loan losses	34,000	18,000

Net interest income after provision	2,916,873	3,009,213

Non-interest income
Service fees	354,182	247,576
Security gains	18,631	0
Other income	511,339	742,139

Total non-interest income	884,152	989,715

Non-interest expense
Salaries and wages	1,034,579	977,477
Pension and other employee benefits	340,161	304,617
Occupancy expenses, net	519,013	445,067
Other expenses	883,346	895,435

Total non-interest expense	2,777,099	2,622,596

Income before income taxes	1,023,926	1,376,332
Applicable income taxes	204,725	287,451

Net Income	$819,201	$1,088,881

Earnings per share on weighted average	$0.22	$0.29

Weighted average number of common shares
used in computing earnings per share	3,818,337	3,767,298

Dividends declared per share	$0.17	$0.16

Book value per share on shares outstanding at June 30,	$7.19	$7.29

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
( Unaudited )

For The Six Months Ended June 30,	2004	2003

Interest income
Interest and fees on loans	$6,682,771	$7,041,684
Interest on debt securities
Taxable	1,114,698	1,195,043
Tax-exempt	510,412	449,716
Dividends	20,953	22,765
Interest on federal funds sold and overnight deposits	9,405	24,604

Total interest income	8,338,239	8,733,812

Interest expense
Interest on deposits	2,269,686	2,606,896
Interest on borrowed funds	153,637	126,368
Interest on repurchase agreements	58,762	70,031

Total interest expense	2,482,085	2,803,295

Net interest income	5,856,154	5,930,517
Provision for loan losses	85,000	93,000

Net interest income after provision	5,771,154	5,837,517

Non-interest income
Service fees	601,148	482,995
Security gains	18,631	142,904
Other income	927,582	1,309,846

Total non-interest income	1,547,361	1,935,745

Non-interest expense
Salaries and wages	2,065,336	1,951,708
Pension and other employee benefits	717,028	610,982
Occupancy expenses, net	1,013,433	867,950
Other expenses	1,721,741	1,756,401

Total non-interest expense	5,517,538	5,187,041

Income before income taxes	1,800,977	2,586,221
Applicable income taxes	217,934	588,284

Net Income	$1,583,043	$1,997,937

Earnings per share on weighted average	$0.42	$0.53

Weighted average number of common shares
used in computing earnings per share	3,809,511	3,761,935

Dividends declared per share	$0.34	$0.32

Book value per share on shares outstanding at June 30,	$7.19	$7.29

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30,	2004	2003

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$1,583,043	$1,997,937
Adjustments to Reconcile Net Income to Net Cash Provided by Operating
Activities:
Depreciation and amortization	387,960	317,400
Provision for loan losses	85,000	93,000
(Credit) provision for deferred income taxes	(25,411)	29,123
Net gain on sale of loans	(230,173)	(773,314)
Gain on sale of fixed assets	0	(19,306)
Net gain on sale of securities	(18,631)	(142,904)
Gains on sales of other real estate owned	(6,314)	0
Writedowns of other real estate owned	0	20,700
Loss on Trust LLC	11,762	34,465
Amortization of bond premium, net	234,724	167,888
Proceeds from sales of loans held for sale	19,964,766	33,671,410
Originations of loans held for sale	(18,991,305)	(31,772,137)
Increase (decrease) in taxes payable	201,257	(60,839)
Decrease in interest receivable	240,334	241,247
Increase in mortgage servicing rights	(103,105)	(78,183)
Decrease (increase) in other assets	122,165	(809,554)
Decrease in unamortized loan fees	(30,587)	(59,685)
Decrease in interest payable	(27,572)	(9,022)
Decrease in accrued expenses	(383,041)	(93,908)
(Decrease) increase in other liabilities	12,296	(57,365)

Net cash provided by operating activities	3,027,168	2,696,953

Cash Flows from Investing Activities:
Investments - held to maturity
Maturities and paydowns	31,502,073	23,409,501
Purchases	(11,410,436)	(7,296,091)
Investments - available for sale
Sales and maturities	11,038,770	9,213,770
Purchases	(5,680,000)	(15,113,155)
Purchase of restricted equity securities	(953,800)	(47,800)
Investment in limited partnership, net	(292,118)	(503,408)
(Increase) decrease in loans, net	(2,770,261)	1,506,161
Capital expenditures, net	(336,637)	(328,284)
Proceeds from sales of other real estate owned	39,678	0
Recoveries of loans charged off	75,812	62,566

Net cash provided by investing activities	21,213,081	10,903,260

Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market and savings accounts	(25,016,820)	(16,646,832)
Net (decrease) increase in certificates of deposit	(1,850,546)	921,541
Net decrease in short-term borrowings and repurchase agreements	(143,021)	(3,027,907)
Net increase in borrowed funds and federal funds purchased	5,340,000	4,296,746
Payments to acquire treasury stock	(49,881)	(7,981)
Dividends paid	(844,182)	(843,836)

Net cash used in financing activities	(22,564,450)	(15,308,269)

Net increase (decrease) in cash and cash equivalents	1,675,799	(1,708,056)
Cash and cash equivalents:
Beginning	14,371,910	14,037,280

Ending	$16,047,709	$12,329,224

Supplemental Schedule of Cash Paid During the Period
Interest	$2,509,657	$2,812,317

Income taxes	$42,088	$620,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$(769,015)	$290,943

Other real estate owned acquired in settlements of loans	$27,887	$79,500

Investments in limited partnership
Decrease (increase) in limited partnerships	$149,801	$(1,026,999)
(Decrease) increase in contributions payable	(441,919)	523,591

	$(292,118)	$(503,408)

Dividends Paid
Dividends declared	$1,294,125	$600,987
(Increase) decrease in dividends payable attributable to dividends declared	(4,106)	412,057
Dividends reinvested	(445,837)	(169,208)

	$844,182	$843,836

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

     SAB No. 105 did not have a material effect on the Company's consolidated financial statements and results of operations.

NOTE 3. EARNINGS PER SHARE

     Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period and reduced for shares held in Treasury.

NOTE 4.  COMPREHENSIVE INCOME

     Accounting principles generally require recognized revenue, expenses, gains, and losses to be included in net income. Certain changes in assets and liabilities, such as the after-tax effect of unrealized gains and losses on available-for-sale securities, are not reflected in the income statement, but the cumulative effect of such items from period -to-period is reflected as a separate component of the equity section of the balance sheet (accumulated other comprehensive income). Other comprehensive income, along with net income, comprises the Company's total comprehensive income.

The Company's total comprehensive income for the comparison period is calculated as follows:
For the second quarter ended June 30,	2004	2003

Net Income	$819,201	$1,088,881
Other comprehensive income, net of tax:
Change in unrealized holdings gains on available-for-sale
securities arising during the period	(1,120,082)	379,973
Reclassification adjustment for gains realized in income	(18,631)	0

Net unrealized gains (losses)	(1,138,713)	379,973
Tax effect	387,163	(129,191)

Other comprehensive income (loss), net of tax	(751,550)	250,782

Total comprehensive income	$67,651	$1,339,663

For the six months ended June 30,	2004	2003

Net Income	$1,583,043	$1,997,937
Other comprehensive income, net of tax:
Change in unrealized holdings gains on available-for-sale
securities arising during the period	(750,384)	433,311
Reclassification adjustment for gains realized in income	(18,631)	(142,368)

Net unrealized gains (losses)	(769,015)	290,943
Tax effect	261,465	(98,921)

Other comprehensive income(loss), net of tax	(507,550)	192,022

Total comprehensive income	$1,075,493	$2,189,959

     The shift from an unrealized gain position at June 30, 2003 to an unrealized loss position at June 30, 2004 is due primarily to the effect of rising interest rates during 2004. When rates rise, the value of interest-bearing securities decreases.

NOTE 5. INCOME TAXES

     Provisions for income taxes decreased $370,350 with figures of $217,934 for the first six months of 2004 versus $588,284 for the same period in 2003. The decrease is due to the lower net income for the 2004 comparison period and the tax effect of a capital loss in the 2003 comparison period related to the Company's sale of the Liberty Savings Bank charter.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended June 30, 2004

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

Table of Content

OVERVIEW

     The following Management's Discussion and Analysis explains in detail the results of the second quarter and year to date, 2004.

     Net income was $819,201 or $0.22 per share for the three months ended June 30, 2004 versus $1,088,881 or $0.29 per share for the three months ended June 30, 2003 and $1,583,043 or $0.42 per share for the first six months of 2004, compared to $1,997,937 or $0.53 per share for the comparable period last year.

     Mortgage activity was soft in the first quarter but picked up in the second quarter as customers scrambled to rewrite their existing mortgages to lock in favorable interest rates prior to a much anticipated increase. We expect interest rates to continue to rise in the last half of the year, slowing down the volume of requests to rewrite existing residential mortgages.

     We experienced negative asset growth during the first six months, some of which is consistent with our annual growth cycle, and some is the maturing of some municipal loans. We expect to finish the year with good asset growth, driven by our Washington and Caledonia County offices, as well as our well positioned Main office in Derby.

     Non-interest income was down by $105,563 this quarter because of fewer sales of mortgages in the secondary market. Year to date non-interest income is down by $388,384 mostly because of lower security gains, fewer sales of loans in the secondary market. An increase in service charges and fees helped to offset the decreases in other non-interest income. Non-interest expense increased by $154,503 this quarter and by $330,497 year to date mostly because of the cost associated with the opening of the new Barre office. We expect that this new office will be the center of our continued growth in Washington County.

     We still believe that this year's results will be lower than last years, but we believe that we are well positioned to increase our spreads as interest rates rebound from these historically low levels.

     The following pages describe the financial results in more detail. Please take the time to read them to more fully understand the results for the second quarter and first six months of 2004 in relation to other recent comparison periods. The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes. This report includes forward-looking statements within the meaning of the Securities and Exchange Act of 1934 (the "Exchange Act").

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

     Management believes that the calculation of the allowance for loan losses (ALL) is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the ALL, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, use of current economic indicators and their probable impact on borrowers and changes in delinquent, nonperforming or impaired loans. Management's estimates used in the ALL may increase or decrease based on changes in these factors resulting in adjustments to the Company's provision for loan losses. Actual results could differ significantly from these estimates under different assumptions, judgments or conditions.

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

RESULTS OF OPERATIONS

     The Company's net income for the second quarter of 2004 was $819,201, representing a decrease of 24.8% over net income of $1.1 million for the second quarter of 2003. This resulted in earnings per share of $0.22 and $0.29, respectively, for the second quarter of 2004 and 2003. Net income for the first six months of 2004 was $1.6 million, representing a decrease of $414,894 compared to a net income figure of $2.0 million for the first six months of 2003, with earnings per share of $0.42 for the six months ended June 30, 2004 versus $0.53 for the six months ended June 30, 2003.

     Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings. Although average assets increased, the lower net income resulted in lower ROA and ROE for the second quarter and the first six months of 2004 compared to the same periods in 2003. The following table shows these ratios for both comparison periods.

For the second quarter ended June 30,	2004	2003

Return on Average Assets	1.00%	1.42%
Return on Average Equity	11.78%	16.18%
For the first six months ended June 30,	2004	2003

Return on Average Assets	.96%	1.31%
Return on Average Equity	11.49%	15.16%

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

     The following table shows the reconciliation between reported net interest income and tax equivalent net interest income for the six months comparison period, of 2004 and 2003:
For the period ended June 30,	2004	2003

Net interest income as presented	$5,856,154	$5,930,517
Effect of tax-exempt income	262,939	231,672

Net interest income, tax equivalent	$6,119,093	$6,162,189

Table of Content

AVERAGE BALANCES AND INTEREST RATES

     The table below presents average earning assets (including non-accrual loans) and average interest-bearing liabilities supporting earning assets, as well as interest income and interest expense expressed both in dollars and as a rate/yield for the 2004 and 2003 comparison periods.
	For the Six Months Ended:
		2004			2003
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
INTEREST EARNING ASSETS

Loans (gross)	$206,008,649	$6,682,771	6.52%	$204,834,261	$7,041,684	6.93%
Taxable Investment Securities	60,888,762	1,114,698	3.68%	54,080,777	1,195,043	4.46%
Tax Exempt Investment Securities	40,266,513	773,351	3.86%	28,626,743	681,389	4.80%
Federal Funds Sold	1,245,753	4,845	0.78%	1,531,519	9,431	1.24%
Sweep Account	1,382,405	4,560	0.66%	3,149,073	15,173	0.97%
Other Securities	1,553,923	20,953	2.71%	1,334,138	22,765	3.44%

TOTAL	$311,346,005	$8,601,178	5.56%	$293,556,511	$8,965,485	6.16%

INTEREST BEARING LIABILITIES

Savings Deposits	$43,653,997	$81,490	0.38%	$39,408,040	$148,144	0.76%
NOW & Money Market Funds	94,798,167	704,560	1.49%	86,341,646	782,967	1.83%
Time Deposits	101,530,835	1,483,636	2.94%	102,859,315	1,675,785	3.29%
Other Borrowed Funds	9,829,884	150,962	3.09%	5,310,559	122,331	4.65%
Notes Payable	97,527	2,675	5.52%	145,856	4,038	5.58%
Repurchase Agreements	11,831,849	58,762	1.00%	12,163,971	70,031	1.16%

TOTAL	$261,742,259	$2,482,085	1.91%	$246,229,387	$2,803,296	2.30%

Net Interest Income		$6,119,093			$6,162,189

Net Interest Spread			3.65%			3.86%
Interest Differential			3.95%			4.23%

     The tax equivalent net interest spread, defined as the difference between the yield on earning assets and the rate paid on interest bearing liabilities, was 3.65% and 3.86%, for the first six months of 2004 and 2003, respectively. The interest differential, defined as net interest income divided by average earning assets, was 3.95% and 4.23%, for the respective 2004 and 2003 comparison periods.

     Although an increase is noted in the average volume of earning assets for the first six months of 2004 compared to the same period of 2003, a decrease of 60 basis points is noted in the average yield, due to the decrease in interest income. Interest earned on the loan portfolio accounts for approximately 78% of total interest income for 2004 and 79% for 2003. The current low interest rate environment continues to have a negative effect on earnings produced from the loan portfolio. The average amount of non-accrual loans can also have an impact on the average yield on outstanding loans in any given period. As of June 30, 2004 and 2003, the average balance on non-accrual loans amounted to $1.3 million and $1.5 million, respectively.

     In comparison, interest paid on time deposits comprises 60% of total interest expense for both comparison periods. The average volume of interest bearing liabilities for the first six months of 2004 increased over the 2003 comparison period, while the rate paid on these accounts decreased 39 basis points. During the low rate environment, the Company has managed to compensate for a portion of the decrease in yield on average earning assets by reducing the interest paid on interest bearing liabilities where the market would permit. With the recent increase in interest rates, the Company expects to benefit from its asset sensitive position, as a major portion of adjustable rate loans reprice to the higher interest rates within the next year.

Table of Content

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

    The following table summarizes the variances in interest income and interest expense for the first six months of 2004 and 2003 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.
	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

Loans (2)	$(399,271)	$40,358	$(358,913)
Taxable Investment Securities	(230,915)	150,570	(80,345)
Tax Exempt Investment Securities	(185,096)	277,058	91,962
Federal Funds Sold	(3,478)	(1,108)	(4,586)
Sweep Account	(4,815)	(5,798)	(10,613)
Other Securities	(5,561)	3,749	(1,812)

Total Interest Earnings	$(829,136)	$464,829	$(364,307)

Savings Deposits	$(82,656)	$16,002	$(66,654)
NOW & Money Market Funds	(155,148)	76,741	(78,407)
Time Deposits	(172,727)	(19,422)	(192,149)
Other Borrowed Funds	(75,580)	104,211	28,631
Notes Payable	(36)	(1,327)	(1,363)
Repurchase Agreements	(9,617)	(1,652)	(11,269)

Total Interest Expense	$(495,764)	$174,553	$(321,211)

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

NON INTEREST INCOME AND NON INTEREST EXPENSE

     The decrease in non-interest income for the 2004 and 2003 comparison periods was attributable to a few sources. While in the first quarter of 2003, the Company sold four of its investments from the Corporate Bond portfolio netting a gain before taxes of $132,312, the Company experienced a moderate gain of $18,631 on the sale of three more investments from the same portfolio in the second quarter of 2004. In addition, the volume of loans sold to the secondary market was much lower in the first six months of 2004 compared to the same period in 2003. As a result, income generated through the sale and servicing of these loans amounted to $486,112 for the first six months of 2004 versus $972,157 for the 2003 comparison period. Lower income from loan sales has been mitigated by the increase in income from service charges.

     Non-interest expense increased for the first six months of 2004 versus 2003 due in part to operating expenses for the new Barre branch. Occupancy expense accounts for the biggest increase in 2004, followed closely by salaries and wages, both of which are mostly related to the Barre office. Additionally, an increase in health insurance payments was noted due to unforeseen incidences.

     Management monitors all components of other operating expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate. This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

Table of Content

APPLICABLE INCOME TAXES

     Provisions for income taxes decreased $370,350 with figures of $217,934 for the first six months of 2004 versus $588,284 for the same period in 2003. The decrease is due to the lower net income for the 2004 comparison period and the tax effect of a capital loss in the 2003 comparison period related to the Company's sale of the Liberty Savings Bank charter.

CHANGES IN FINANCIAL CONDITION

     The Company had total assets of $308.6 million at June 30, 2004, $330.7 million at December 31, 2003, and $296.5 million as of June 30, 2003. Loans comprised 67.5% of total assets for the 2004 comparison period followed by investment securities at 23.9%. At December 31, 2003, loans comprised 62.4% and investment securities comprised 30%, while at June 30, 2003 loans accounted for 68.9% of total assets and investment securities made up 24.1%. The up and down composition of the investment portfolio is due primarily to the cyclical activity in the Company's municipal investment portfolio, which is described in more detail in the "Liquidity and Capital Resources" section.

     At June 30, 2004, the Company's total liabilities were $281.1 million, with total time deposits comprising 35.5% and NOW & money market funds making up 23.9%. At December 31, 2003, total liabilities of $303.7 million were reported with similar compositions of total time deposits, while NOW & money market funds accounted for 32.3%. Comparatively, at June 30, 2003, with total assets of $269.1 million, total time deposits made up 38.3% and NOW & money market funds comprising 24.5%. While total time deposits experienced moderate changes in the composition to total liabilities, the changes in NOW & money market funds are attributable primarily to the seasonal fluctuations in municipal deposits, and based on historical experience, these deposits have begun to increase as municipal entities begin collecting tax payments.

RISK MANAGEMENT

Interest Rate Risk and Asset and Liability Management - Management actively monitors and manages its interest rate risk exposure and attempts to structure the balance sheet to maximize net interest income while controlling its exposure to interest rate risk. The Company's Asset/Liability Committee formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, and various business strategies. The Asset Liability Management Committee (ALCO) meets monthly to review financial statements, liquidity levels, yields and spreads to better understand, measure, monitor and control the Company's interest rate risk. In the ALCO process, the committee members apply policy limits set forth in the Asset Liability, Liquidity and Investment policies approved by the Company's Board of Directors. The Asset/Liability Committee's methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the entire balance sheet.

     Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company's financial instruments also change, thereby impacting net interest income (NII), the primary component of the Company's earnings. The ALCO uses an outside consultant to perform rate shocks to the Company's net interest income, as well as a variety of other analyses. It is the ALCO's function to provide the assumptions used in the modeling process. These assumptions include, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. The ALCO then utilizes the results of this simulation model to quantify the estimated exposure of NII to sustained interest rate changes. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company's balance sheet. Furthermore, the model simulates the balance sheet's sensitivity to a prolonged flat rate environment. All rate scenarios are simulated assuming a parallel shift of the yield curve; however further simulations are performed utilizing a flattening yield curve as well. This sensitivity analysis is compared to the ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 100 basis point (bp) and a 200 bp shift upward and a 100 bp downward shift in interest rates in one and two year scenarios. The analysis also provides testing of the assumptions used in previous simulation models by comparing the projected NII with actual NII. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. The asset/liability simulation model provides the Company with a tool for making sound economic decisions regarding the balance sheet.

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

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	June 30, 2004		December 31, 2003
	Total	% of	Total	% of
	Loans	Total	Loans	Total
Real Estate Loans
Construction & Land Development	$8,102,293	3.89%	$8,929,228	4.32%
Farm Land	2,558,211	1.23%	2,783,481	1.35%
1-4 Family Residential	119,598,037	57.38%	120,847,588	58.51%
Commercial Real Estate	35,999,003	17.27%	33,421,739	16.18%
Loans to Finance Agricultural Production	489,005	0.23%	528,890	0.26%
Commercial & Industrial	19,333,285	9.28%	16,950,895	8.21%
Consumer Loans	21,770,665	10.45%	22,517,296	10.91%
All Other Loans	573,736	0.27%	551,646	0.26%

Gross Loans	208,424,235	100%	206,530,763	100%

Less:
Valuation Allowance for Loan Losses	(2,254,308)	-1.08%	(2,199,110)	-1.06%
Deferred Loan Fees	(774,697)	-0.37%	(805,284)	-0.39%

Net Loans	$205,395,230	98.55%	$203,526,369	98.55%

Allowance for loan losses and provisions - The Company continues to maintain the valuation allowance for loan losses at a level of just over 1% of the total gross loan portfolio. As of June 30, 2004, the Company maintained a residential loan portfolio of almost $120 million and a commercial real estate portfolio (including construction, land development and farm land loans) of $47 million, accounting for approximately 80% of the total loan portfolio. This volume, together with the low historical loan loss experience in these portfolios, helps to support the Company's basis for loan loss coverage.

The following table summarizes the Company's loan loss experience for the six months ended June 30,

	2004	2003

Loans Outstanding End of Period	$208,424,235	$204,280,041

Ave. Loans Outstanding During Period	$206,008,649	$204,834,261

Loan Loss Reserve, Beginning of Period	$2,199,110	$2,155,789
Loans Charged Off:
Residential Real Estate	11,431	0
Commercial Real Estate	0	276
Commercial Loans not Secured by Real Estate	0	33
Consumer Loans	94,183	90,537

Total Loans Charged Off	105,614	90,846
Recoveries:
Residential Real Estate	1,045	2,322
Commercial Real Estate	55	0
Commercial Loans not Secured by Real Estate	8,421	648
Consumer Loans	66,291	59,596

Total Recoveries	75,812	62,566

Net Loans Charged Off	29,802	28,280
Provision Charged to Income	85,000	93,000

Loan Loss Reserve, End of Period	$2,254,308	$2,220,509

Non-performing assets for the comparison periods were as follows:
	06/30/2004	12/31/2003

		Percent		Percent
	Balance	of Total	Balance	of Total
Non-Accruing loans	$1,401,049	92.89%	$1,294,534	92.30%
Loans past due 90 days or more and still accruing	24,423	1.62%	19,745	1.41%
Other real estate owned	82,800	5.49%	88,277	6.29%

Total	$1,508,272	100.00%	$1,402,556	100.00%

     Other real estate owned is made up of property that the Company has acquired by deed in lieu of foreclosure or through normal foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. The value of the property is determined prior to transferring the balance to other real estate owned. The balance transferred to OREO is the lesser of the appraised value of the property, or the book value of the loan, less estimated cost to sell. A write-down may be deemed necessary to bring the book value of the loan equal to the appraised value. Appraisals are then done periodically thereafter charging any additional write-downs to the appropriate expense account.

Liquidity and Capital Resources

     Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. The liquidity needs of the Company require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. The repayment of loans and growth in deposits are two of the major sources of liquidity. A review of these loans and deposits indicates that they are primarily generated locally and regionally and are established customers of the Company. However, due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company's liquidity is necessary. The Company's in-house loan portfolio increased throughout the comparison periods to $207 million as of June 30, 2004. Total deposits increased 14.1% from June 30, 2003 to December 31, 2003, and then decreased by 9.6% by June 30, 2004.. Other time deposits decreased throughout the comparison period from a balance of $81.7 million at June 30, 2003 to $79.6 million on December 31, 2003 and then to just under $78 million as of June 30, 2004. As time deposits mature from higher rates, some customers have chosen to leave their funds in non-maturing deposits such as demand deposits, money market and savings accounts. Despite the decrease in the rates earned on these funds, demand deposits increased 10.3% from June 30, 2003 to June 30, 2004 and savings accounts increased by 14.1%. NOW, and money market accounts were at higher levels at December 31, 2003, before falling $31 million to the June 30, 2004 balance of $67.2 million, which compares to a balance of $98.2 million at December 31, 2003. This is a typical trend for the Company's deposit portfolio. Municipal deposit accounts make up approximately 48% of NOW and money market accounts and contributed to the seasonal decrease in deposit accounts during the first half of the year. This fluctuation is seasonal and it is expected that the levels will increase throughout 2004, mirroring the tax collection cycle.

     Another source of liquidity for the Company is the purchase of overnight funds against the Company's $4.3 million credit line with the Federal Home Loan Bank of Boston (FHLB). Interest is chargeable at a rate determined daily of approximately 25 basis points higher than the rate paid on fed funds sold. At June 30, 2004, the Company had an advance of $2.3 million against the $4.3 million credit line. Additional borrowing capacity of approximately $91 million is available through the FHLB, which is secured by the Company's qualifying loan portfolio. As of June 30, 2004, the Company had advances of $11 million against the $91 million in borrowing authority at FHLB. The $11 million is made up of the following long-term advances and short-term advances:
Long-term Advances
	Annual		Principal
Purchase Date	Rate	Maturity Date	Balance

November 16, 1992	7.57%	November 16, 2007	$30,000
November 16, 1992	7.67%	November 16, 2012	10,000
January 16, 2001	4.78%	January 18, 2011	5,000,000

Total Long-term Advances			$5,040,000

Short-term Advances
	Annual		Principal
Purchase Date	Rate	Maturity Date	Balance

June 28, 2004	1.35%	July 28, 2004	$2,000,000
June 28, 2004	1.46%	August 30, 2004	4,000,000

Total Short-term Advances			$6,000,000

Total Advances			$11,040,000

     At December 31, 2003 and June 30, 2003, the Company had $-0- and $4.3 million, respectively, in short-term advances against the $4.3 million line of credit. These short-term advances are used to offset the seasonal fluctuations in deposit balances during the year. As deposit balances increase, the short-term advances will be paid off.

     Under a separate agreement with FHLB, the Company has the authority to collateralize public unit deposits, up to its FHLB borrowing capacity ($91 million less outstanding advances) with letters of credit issued by the FHLB. At June 30, 2004, approximately $47 million was pledged as collateral for these deposits. Interest is charged to the Company quarterly based on the average daily balance for the quarter at an annual rate of 20 basis points. The average daily balance for the second quarter of 2004, was approximately $9.4 million.

     The Company's investment portfolio decreased during the second quarter of 2004 as anticipated. The municipal portfolio had approximately $27 million mature on June 30, 2004 and, of that total $20 million renewed during the following quarter. This year, due to increased competition from other banks, the Company experienced some runoff of these accounts. In looking ahead, approximately $5 million is scheduled to mature in 2004, with an additional $7 million having call options scheduled throughout 2004. Investments with call options allow the issuer to call in the investment, before maturity, at predetermined call dates and prices. As investments mature and/or are called, the Company reinvests in a structured ladder of securities with graduated maturities allowing for continued cash flow and reinvestment opportunities, thereby mitigating interest rate risk.

     As of the dates indicated, the Company held in its investment portfolio securities made up of the following:
	Amortized Cost	Fair Value
June 30, 2004

Available for Sale	$49,997,225	$49,994,886
Held to Maturity	$21,452,759	$21,522,492

December 31, 2003

Available for Sale	$55,552,645	$56,319,321
Held to Maturity	$41,563,840	$41,716,965

     The Company is required to maintain equity securities in the form of FHLB and Federal Reserve Bank stock. In total, the Company held $2.3 million in such Restricted Equity Securities as of June 30, 2004 and $1.4 million at December 31, 2003 and June 30, 2003. The increase was due to additional purchases of stock in FHLB. In April this year, the FHLB Boston implemented a new capital structure that included a new capital plan to increase their capital. This plan converted all existing capital stock to Class B Stock and increased the member requirements to purchase stock. Under this new capital plan, members are required to maintain a certain level of membership stock investment as well as an activity-based stock investment requirement. The activities that trigger additional stock investment for the Company are borrowings, sale of loans through the Mortgage Partnership Finance Program (MPF), irrevocable letters of credit and the purchasing of overnight funds. These activities created an increase of approximately $1.0 million in FHLB stock since the implementation of the new capital plan. The current yield on this investment is 2.50%.

    The primary source of funds for the Company's payment of dividends to its shareholders is dividends paid to the Company by the Bank. The Bank, as a national bank, is subject to the dividend restrictions set forth in the National Bank Act, implemented by the Comptroller of the Currency ("OCC"). Under such restrictions, the Bank may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years.

     In December 2003, the Company declared a cash dividend of $0.17 per share, payable in the first quarter of 2004. In March 2004, the Company declared a cash dividend of $0.17 per share, payable in the second quarter of 2004, and in June 2004, the Company declared a cash dividend of $0.17 per share, payable in the third quarter of 2004.

The following table illustrates the changes in shareholders' equity from December 31, 2003 to June 30, 2004:
Balance at December 31, 2003 (book value $7.15 per share)	$27,085,146
Net income	1,583,043
Issuance of stock	704,050
Cash dividends	(645,875)
Purchase of treasury stock	(49,881)
Dividends declared	(648,250)
Change in unrealized losses on available-for-sale securities, net of tax	(507,550)

Balance at June 30, 2004 (book value $7.19 per share)	$27,520,683

     At June 30, 2004, the Company reported that of the 405,000 shares authorized for the stock buyback plan, 155,490 shares have been purchased, leaving 249,510 shares available for repurchase. The repurchase price paid for these shares ranged from $9.75 per share in May of 2000 to $16.45 per share in June of 2004. During the first six months of 2004, the Company repurchased 3,027 shares pursuant to the buyback authority. For additional information on stock repurchases by the Company and affiliated purchasers (as defined in SEC Rule 10b-18), refer to part II, Item 2 of this Report.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Under current guidelines, banks must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). The risk based ratios of the Company and its subsidiary exceeded regulatory guidelines at June 30, 2004 with reported risk-weighted assets of $173.4 million compared to $176.3 million at December 31, 2003 and total capital of $29.7 million and $28.8 million, respectively. The Company's total risk-based capital to risk weighted assets was 17.12% and 16.32% at June 30, 2004 and December 31, 2003, respectively. The Company's Tier 1 capital to risk weighted assets was 15.87% and 15.07% at June 30, 2004 and December 31, 2003, respectively. In addition to risk-based capital requirements, bank holding companies are required to maintain minimum leverage capital ratios of core capital to average assets of $4.0%. The Company exceeded these requirements with leverage ratios of 8.36% as of June 30, 2004, and 8.05% at December 31, 2003.

     Regulators have also established guidelines for minimum capital ratio requirements that define a bank as well-capitalized under prompt corrective action provisions. These minimums are risk-based capital ratio of 10.0% and Tier 1 capital ratio of 6.0%. As of June 30, 2004, the Company and its Subsidiary were deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Company's classification.

     The Company intends to continue the past policy of maintaining a strong capital resource position to support its asset size and level of operations. Consistent with that policy, management will continue to anticipate the Company's future capital needs.

Table of Content

     From time to time the Company may make contributions to the capital of Community National Bank. At present, regulatory authorities have made no demand on the Company to make additional capital contributions.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first six months of 2004, there has not been any activity that has created any additional types of off-balance-sheet risk.

     The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk as of June 30, 2004 are as follows:
Contract or
Notional Amount

Commitments to extend credit	$26,081,004

Unused portions of credit card lines	8,892,049

Standby letters of credit	182,500

MPF credit enhancement obligation	681,140

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table presents, as of June 30, 2004, significant fixed and determinable contractual obligations to third parties, by payment date:

	Payment due by period
For the period ended June 30, 2004	Less than	2-3	4-5	More than
	1 year	years	years	5 years	Total
Operating Leases	$200,688	$187,221	$203,596	$700,248	$1,291,753
Housing Limited Partnerships	932,407		0	0	932,407
FHLB Borrowings	6,000,000	0	30,000	5,010,000	11,040,000

Total	$7,133,095	$187,221	$233,596	$5,710,248	$13,264,160

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     As discussed above, in addition to credit risk in the Company's loan portfolio and liquidity risk, the Company's business activities also generate market risk. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to loan prepayment risks, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product. As discussed above in Part I, Item 2 of this report under the caption "Interest Rate Risk and Asset and Liability Management," the Company actively monitors and manages its interest rate risk through the ALCO process. Reference is made to that discussion, as well as to the market risk discussion under the caption "Market Risk" contained in Exhibit 13 (Annual Report to Shareholders) in the Company's annual report on Form 10-K for the year ended December 31, 2003. The Company does not believe that there have been any material changes in the nature or categories of the Company's primary market risk exposures from that disclosed in such 10-K report.

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information as to purchases of the Company's common stock during the second quarter ended June 30, 2004, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):
				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
Period	Shares Purchased(1)	Paid Per Share	Announced Plan(2)	End of the Period

April 1, 2004 to April 30, 2004	0	0	0	249,803
May 1, 2004 to May 31, 2004	7,668	$16.92	293	249,510
June 1, 2004 to June 30, 2004	675	$17.00	0	249,510

Total	8,343	$16.92	293	249,510

(1)  Includes 8,050 shares purchased by Community Financial Services Group, LLC ("CFSG"), which is deemed to be an affiliate of the Company under Rule 10b-18, for the account of participants invested in the Company Stock Fund under the Company's Retirement Savings Plan. All purchases by CFSG were made in the open market in brokerage transactions and reported on the OTC Bulletin Board©.

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

ITEM 3. Defaults Upon Senior Securities

       NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders, at the Annual Meeting of Shareholders of Community Bancorp. on May 4, 2004:

Table of Content

To elect four directors to serve until the Annual Meeting of Shareholders in 2007;

To ratify the selection of the independent public accounting firm of Berry, Dunn, McNeil & Parker as the Corporation's external auditors for the fiscal year ending December 31, 2004;

The results are as follows:
			AUTHORITY
			WITHHELD/	BROKER
MATTER	FOR	AGAINST	ABSTAIN	NON-VOTE
Election of Directors:
Michael H. Dunn	2,739,888.4874	39.0000	3,192.4484	-0-
Marcel M. Locke	2,713,042.1318	26,885.3556	3,192.4484	-0-
Stephen P. Marsh	2,739,817.4874	110.0000	3,192.4484	-0-
Dale R. Wells	2,736,179.4874	3,748.0000	3,192.4484	-0-
Selection of Auditors
Berry, Dunn, McNeil & Parker	2,741,741.5725	0	6,189.3633	-0-

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

(b) Reports on Form 8-K

Form 8-K dated April 8, 2004 announcing the earnings and other financial information for the Company for the period ended March 31, 2004.
Form 8-K dated May 7, 2004 furnishing the cover letter and the unaudited quarterly report for the period ending March 31, 2004 that was mailed to shareholders on May 7, 2004.
Form 8-K dated June 11, 2004 announcing the intent to pay a cash dividend on August 1, 2004, to shareholders of record as of July 15, 2004.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: August 10, 2004	By: /s/ Richard C. White
Richard C. White, Chairman &
Chief Executive Officer

DATED: August 10, 2004	By: /s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Operating Officer