Form 10-Q
period 2004-09-30
COMMUNITY BANCORP /VT
filed 2004-11-09
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

At November 9, 2004, there were 3,826,171 shares outstanding of the Corporation's common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Balance Sheets
	September 30	December 31	September 30
	2004	2003	2003
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$8,965,896	$11,620,762	$8,555,908
Federal funds sold and overnight deposits	0	2,751,148	718,590

Total cash and cash equivalents	8,965,896	14,371,910	9,274,498
Securities held-to-maturity (fair value $39,425,197 at 09/30/04,
$41,716,965 at 12/31/03, and $48,806,918 at 09/30/03)	39,398,039	41,563,840	48,587,026
Securities available-for-sale	44,729,779	56,319,321	48,474,328
Restricted equity securities, at cost	2,315,450	1,356,850	1,356,850
Loans held-for-sale	1,223,841	2,253,151	2,916,495
Loans	217,489,967	204,277,612	199,984,305
Allowance for loan losses	(2,206,827)	(2,199,110)	(2,213,128)
Unearned net loan fees	(788,143)	(805,284)	(788,407)

Net loans	214,494,997	201,273,218	196,982,770
Bank premises and equipment, net	7,601,878	7,814,922	5,222,904
Accrued interest receivable	1,555,616	1,676,190	1,748,332
Other real estate owned, net	104,800	88,277	88,277
Other assets	4,242,714	4,024,728	5,475,262

Total assets	$324,633,010	$330,742,407	$320,126,742

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$43,855,805	$38,198,327	$37,925,624
NOW and money market accounts	84,020,414	98,209,841	90,556,387
Savings	46,922,728	41,506,976	42,559,377
Time deposits, $100,000 and over	21,943,627	22,116,006	21,569,285
Other time deposits	78,003,942	79,648,109	80,975,969

Total deposits	274,746,516	279,679,259	273,586,642

Federal funds purchased and other borrowed funds	5,829,000	8,040,000	5,040,000
Repurchase agreements	13,595,290	12,016,570	10,947,132
Accrued interest and other liabilities	2,482,983	3,921,432	3,048,802

Total liabilities	296,653,789	303,657,261	292,622,576

Shareholders' Equity
Common stock - $2.50 par value; 6,000,000 shares authorized
and 4,024,183 shares issued at 09/30/04, 3,971,989 shares
issued at 12/31/03, and 3,960,590 shares issued at 09/30/03	10,060,458	9,929,973	9,901,476
Additional paid-in capital	17,593,952	16,861,802	16,709,522
Retained earnings	2,410,536	1,971,870	2,420,704
Accumulated other comprehensive income	148,661	506,006	656,945
Less: treasury stock, at cost; 185,938 shares at 09/30/04, 182,905
shares at 12/31/03, and 182,904 shares at 09/30/03	(2,234,386)	(2,184,505)	(2,184,481)

Total shareholders' equity	27,979,221	27,085,146	27,504,166

Total liabilities and shareholders' equity	$324,633,010	$330,742,407	$320,126,742

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
( Unaudited )

For The Third Quarter Ended September 30,	2004	2003

Interest income
Interest and fees on loans	$3,443,972	$3,711,106
Interest on debt securities
Taxable	439,552	572,135
Tax-exempt	258,789	244,731
Dividends	18,590	11,598
Interest on federal funds sold and overnight deposits	11,520	1,977

Total interest income	4,172,423	4,541,547

Interest expense
Interest on deposits	1,033,615	1,189,587
Interest on federal funds purchased and other borrowed funds	80,688	74,359
Interest on repurchase agreements	31,322	24,808

Total interest expense	1,145,625	1,288,754

Net interest income	3,026,798	3,252,793
Provision for loan losses	10,000	10,000

Net interest income after provision	3,016,798	3,242,793

Non-interest income
Service fees	309,813	247,750
Security gains	25,428	0
Other income	519,998	520,308

Total non-interest income	855,239	768,058

Non-interest expense
Salaries and wages	1,088,759	1,043,809
Pension and other employee benefits	436,334	316,723
Occupancy expenses, net	495,019	421,704
Other expenses	854,992	938,354

Total non-interest expense	2,875,104	2,720,590

Income before income taxes	996,933	1,290,261
Applicable income taxes	196,810	289,672

Net Income	$800,123	$1,000,589

Earnings per share on weighted average	$0.21	$0.27

Weighted average number of common shares
used in computing earnings per share	3,829,818	3,777,686

Dividends declared per share	$0.17	$0.16

Book value per share on shares outstanding at September 30,	$7.29	$7.28

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
( Unaudited )

For The Nine Months Ended September 30,	2004	2003

Interest income
Interest and fees on loans	$10,126,743	$10,752,790
Interest on debt securities
Taxable	1,554,250	1,767,178
Tax-exempt	769,201	694,447
Dividends	39,543	34,363
Interest on federal funds sold and overnight deposits	20,925	26,581

Total interest income	12,510,662	13,275,359

Interest expense
Interest on deposits	3,303,301	3,796,483
Interest on federal funds purchased and other borrowed funds	234,325	200,727
Interest on repurchase agreements	90,084	94,839

Total interest expense	3,627,710	4,092,049

Net interest income	8,882,952	9,183,310
Provision for loan losses	95,000	103,000

Net interest income after provision	8,787,952	9,080,310

Non-interest income
Service fees	910,961	730,745
Security gains	44,059	142,904
Other income	1,447,580	1,830,154

Total non-interest income	2,402,600	2,703,803

Non-interest expense
Salaries and wages	3,154,095	2,995,517
Pension and other employee benefits	1,153,362	927,705
Occupancy expenses, net	1,508,452	1,289,654
Other expenses	2,576,732	2,694,755

Total non-interest expense	8,392,641	7,907,631

Income before income taxes	2,797,911	3,876,482
Applicable income taxes	414,745	877,956

Net Income	$2,383,166	$2,998,526

Earnings per share on weighted average	$0.62	$0.80

Weighted average number of common shares
used in computing earnings per share	3,816,330	3,767,243

Dividends declared per share	$0.51	$0.48

Book value per share on shares outstanding at September 30,	$7.29	$7.28

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30,	2004	2003

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$2,383,166	$2,998,526
Adjustments to Reconcile Net Income to Net Cash Provided by Operating
Activities:
Depreciation and amortization	584,328	435,200
Provision for loan losses	95,000	103,000
Provision for deferred income taxes	8,411	114,801
Net gain on sale of loans	(332,872)	(1,015,396)
Loss (gain) on disposal or sale of fixed assets	24,796	(19,306)
Net gain on sale of securities	(44,059)	(142,904)
Gains on sales of other real estate owned	(6,314)	(2,651)
Loss on Trust LLC	13,889	48,311
Amortization of bond premium, net	351,468	255,160
Proceeds from sales of loans held for sale	28,099,755	53,305,137
Originations of loans held for sale	(26,737,573)	(49,037,219)
Increase (decrease) in taxes payable	14,245	(103,645)
Decrease (increase) in interest receivable	120,574	(3,527)
Increase in mortgage servicing rights	(167,518)	(91,373)
Increase in other assets	(91,389)	(280,000)
Decrease in unamortized loan fees	(17,141)	(91,094)
Decrease in interest payable	(27,661)	(31,036)
(Decrease) increase in accrued expenses	(377,913)	430
Increase (decrease) in other liabilities	59,634	(202,426)

Net cash provided by operating activities	3,952,826	6,239,988

Cash Flows from Investing Activities:
Investments - held to maturity
Maturities and paydowns	37,402,733	26,346,750
Purchases	(35,259,648)	(35,997,716)
Investments - available for sale
Sales and maturities	19,441,543	11,213,770
Purchases	(8,678,125)	(19,189,477)
Purchase of restricted equity securities	(958,600)	(47,800)
Investment in limited partnership, net	(706,245)	(602,880)
(Increase) decrease in loans, net	(13,442,249)	619,775
Capital expenditures, net	(396,079)	(1,782,921)
Proceeds from sales of other real estate owned	39,678	82,151
Recoveries of loans charged off	92,724	95,972

Net cash used in investing activities	(2,464,268)	(19,262,376)

Cash Flows from Financing Activities:
Net (decrease) increase in demand, NOW, money market and savings accounts	(3,116,197)	12,215,307
Net (decrease) increase in certificates of deposit	(1,816,546)	449,705
Net increase (decrease) in repurchase agreements	1,578,720	(3,121,894)
Net decrease in other borrowed funds	(2,211,000)	0
Payments to acquire treasury stock	(49,881)	(7,981)
Dividends paid	(1,279,668)	(1,275,531)

Net cash ( used in) provided by financing activities	(6,894,572)	8,259,606

Net decrease in cash and cash equivalents	(5,406,014)	(4,762,782)
Cash and cash equivalents:
Beginning	14,371,910	14,037,280

Ending	$8,965,896	$9,274,498

Supplemental Schedule of Cash Paid During the Period
Interest	$3,655,371	$4,123,085

Income taxes	$392,088	$866,800

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$(541,431)	$(496,981)

Other real estate owned acquired in settlements of loans	$49,887	$167,777

Investments in limited partnerships
Decrease (increase) in limited partnerships	$224,703	$(926,049)
(Decrease) increase in contributions payable	(930,948)	323,169

	$(706,245)	$(602,880)

Sale of stock in Liberty Savings Bank	$0	$300,000

Dividends Paid
Dividends declared	$1,944,500	$1,203,755
(Increase) decrease in dividends payable attributable to dividends declared	(6,231)	412,057
Dividends reinvested	(658,601)	(340,281)

	$1,279,668	$1,275,531

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

The Company's total comprehensive income for the comparison period is calculated as follows:
For the third quarter ended September 30,	2004	2003

Net Income	$800,123	$1,000,589
Other comprehensive income (loss), net of tax:
Change in unrealized holdings gains on available-for-sale
securities arising during the period	253,012	(787,924)
Reclassification adjustment for gains realized in income	(25,428)	0

Net unrealized gains (losses)	227,584	(787,924)
Tax effect	(77,379)	267,894

Other comprehensive income (loss), net of tax	150,205	(520,030)

Total comprehensive income	$950,328	$480,559

Table of Content

For the nine months ended September 30,	2004	2003

Net Income	$2,383,166	$2,998,526
Other comprehensive loss, net of tax:
Change in unrealized holdings gains on available-for-sale
securities arising during the period	(497,372)	(354,613)
Reclassification adjustment for gains realized in income	(44,059)	(142,368)

Net unrealized losses	(541,431)	(496,981)
Tax effect	184,086	168,973

Other comprehensive loss, net of tax	(357,345)	(328,008)

Total comprehensive income	$2,025,821	$2,670,518

     The decrease in unrealized gain from September 30, 2003 to September 30, 2004 is due primarily to the effect of rising interest rates during 2004. When rates rise, the value of interest-bearing securities decreases.

NOTE 5. INCOME TAXES

     Provisions for income taxes decreased $463,211 with figures of $414,745 for the first nine months of 2004 versus $877,956 for the same period in 2003. The decrease is due to the lower net income for the 2004 comparison period and the tax effect of a capital loss realized in 2004 related to the Company's sale in 2003 of the Liberty Savings Bank charter.

NOTE 6. HELD TO MATURITY SECURITIES

     During the third quarter of 2004, the Company sold an investment from the held to maturity portfolio as permitted by special provisions of Statement of Financial Accounting Standards No. 115. This security was called on November 2, 2004

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended September 30, 2004

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

     Forward-looking statements are not guarantees of future performance. They necessarily involve risks, uncertainties and assumptions. Future results of the Company may differ materially from those expressed in these forward-looking statements. Examples of forward looking statements included in this discussion include, but are not limited to, management's expectations as to future asset growth, income trends, results of operations and other matters reflected in the Overview section, estimated contingent liability related to the Company's participation in the FHLB Mortgage Partnership Finance (MPF) program, assumptions made within the asset/liability management process, and management's expectations as to the future interest rate environment and the Company's related liquidity level. Although these statements are based on management's current expectations and estimates, many of the factors that could influence or determine actual results are unpredictable and not within the Compa ny's control. Readers are cautioned not to place undue reliance on such statements as they speak only as of the date they are made. The Company claims the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995.

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

Table of Content

OVERVIEW

     The following Management's Discussion and Analysis explains in detail the results of the third quarter and year to date, 2004.

     Net income was $800,123 or $.21 per share this quarter versus $1,000,589 or $.27 per share for the third quarter last year and $2,383,166 or $.62 per share for the first nine months, compared to $2,998,526 or $.80 per share for the 2003 comparison period.

     Spreads continue to be a concern for the bank. We have seen an increase in the prime rate of 75 basis points this year, but mortgage rates have not risen. This phenomenon is the result of a flattening yield curve and it will continue to put pressure on our spreads.

     Total assets declined from the December 2003 levels as some of our municipal loans were not renewed in June. We also paid off some borrowings from the Federal Home Loan Bank as some of our short-term investments matured.

     Non-interest income was up this quarter by $87,181 because of stronger sales of mortgages in the secondary market and an increase in our service fees. Year to date non-interest income is down by $301,203 primarily because of lower security gains and fewer sales of loans in the secondary market during the first two quarters. Non-interest expense increased by $154,514 this quarter and by $485,010 year to date primarily because of the cost associated with the opening of the new Barre office, as well as higher than expected healthcare costs.

     In October we broke ground for the new 17,000 square foot addition to our main office in Derby. We currently have 65 people working in space designed for 38, so the new space will be welcome. The result will be more privacy for our customers, the inclusion of a new drive up ATM, and a larger customer lobby with improved seating space for customers. It will also allow us to provide some construction jobs in the Northeast Kingdom and allow us to fill 2 needed positions in the Bank.

     We still believe that this years' results will be lower than 2003, but we believe that we are well positioned to increase our spreads as interest rates rebound from these historically low levels.

     The following pages describe the financial results in more detail. Please take the time to read them to more fully understand the results for the third quarter and first nine months of 2004 in relation to other recent comparison periods. The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes. Readers are cautioned that this report includes forward-looking statements within the meaning of the Securities and Exchange Act of 1934 (the "Exchange Act"). (See "Forward- Looking Statements" above.)

CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements are prepared according to accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities in the consolidated financial statements and related notes. The Securities and Exchange Commission (SEC) has defined a company's critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Because of the significance of these estimates and assumptions, there is a high likelihood that materially different amounts would be reported for the Compa ny under different conditions or using different assumptions or estimates.

     Management evaluates on an ongoing basis its judgment as to which policies are considered to be critical. Management believes that the calculation of the allowance for loan losses (ALL) is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the ALL, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, use of current economic indicators and their probable impact on borrowers and changes in delinquent, non-performing or impaired loans. Management's estimates used in the ALL may increase or decrease based on changes in these factors resulting in adjustments to the Company's provision for loan losses. Actual results could differ significantly from these estimates under different assumptions, judgments or conditions.

Table of Content

     Occasionally, the Company acquires property in connection with foreclosures or in satisfaction of debt previously contracted. To determine the value of property acquired in foreclosure, management often obtains independent appraisals for significant properties. Because the extent of any recovery on these loans depends largely on the amount the Company is able to realize upon liquidation of the underlying collateral, the recovery of a substantial portion of the carrying amount of foreclosed real estate is susceptible to changes in local market conditions. The amount of the change that is reasonably possible cannot be estimated. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information ava ilable to them at the time of their examination.

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

RESULTS OF OPERATIONS

     The Company's net income for the third quarter of 2004 was $800,123, representing a decrease of 20% over net income of just over $1 million for the third quarter of 2003. This resulted in earnings per share of $0.21 and $0.27, respectively, for the third quarter of 2004 and 2003. Net income for the first nine months of 2004 was $2.4 million, representing a decrease of $615,360, or 21%, compared to a net income figure of just under $3 million for the first nine months of 2003. Earnings per share of $0.62 were reported for the nine months ended September 30, 2004, versus $0.80 for the nine months ended September 30, 2003.

     Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings. Although average assets increased, the lower net income resulted in lower ROA and ROE for the third quarter and the first nine months of 2004 compared to the same periods in 2003. The following table shows these ratios for both comparison periods.

For the quarter ended September 30,	2004	2003

Return on Average Assets	.98%	1.25%
Return on Average Equity	11.44%	14.45%

For the nine months ended September 30,	2004	2003

Return on Average Assets	.97%	1.29%
Return on Average Equity	11.44%	14.59%

INTEREST INCOME LESS INTEREST EXPENSE (NET INTEREST INCOME)

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

Table of Content

     The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the nine month comparison period, of 2004 and 2003:

For the nine months ended September 30,	2004	2003

Net interest income as presented	$8,882,952	$9,183,310
Effect of tax-exempt income	396,255	357,745

Net interest income, tax equivalent	$9,279,207	$9,541,055

AVERAGE BALANCES AND INTEREST RATES

     The table below presents average earning assets (including non-accrual loans) and average interest-bearing liabilities supporting earning assets, as well as interest income and interest expense expressed (on a tax equivalent basis) both in dollars and as a rate/yield for the 2004 and 2003 comparison periods.
	For the Nine Months Ended September 30,:
		2004			2003
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
INTEREST EARNING ASSETS

Loans (gross)	$208,806,111	$10,126,743	6.48%	$205,236,317	$10,752,790	7.00%
Taxable Investment Securities	57,458,782	1,554,250	3.61%	54,577,733	1,767,177	4.33%
Tax Exempt Investment Securities	38,347,494	1,165,456	4.06%	31,613,279	1,052,192	4.45%
Federal Funds Sold	1,090,226	7,039	0.86%	1,228,095	10,693	1.16%
Sweep Account	1,867,309	13,886	0.99%	2,239,244	15,889	0.95%
Other Securities	1,841,803	39,543	2.87%	1,349,014	34,363	3.41%

TOTAL	$309,411,725	$12,906,917	5.57%	$296,243,682	$13,633,104	6.15%

INTEREST BEARING LIABILITIES

Savings Deposits	$44,822,433	$123,002	0.37%	$40,247,813	$200,712	0.67%
NOW & Money Market Funds	90,229,426	986,863	1.46%	86,249,261	1,110,844	1.72%
Time Deposits	101,095,514	2,193,435	2.90%	102,812,432	2,484,927	3.23%
Other Borrowed Funds	9,787,930	230,958	3.15%	6,297,297	195,302	4.15%
Notes Payable	81,569	3,368	5.52%	130,403	5,425	5.56%
Repurchase Agreements	12,222,370	90,084	0.98%	11,730,064	94,839	1.08%

TOTAL	$258,239,242	$3,627,710	1.88%	$247,467,270	$4,092,049	2.21%

Net Interest Income		$9,279,207			$9,541,055

Net Interest Spread			3.69%			3.94%
Interest Differential			4.01%			4.31%

     The tax equivalent net interest spread, defined as the difference between the yield on earning assets and the rate paid on interest bearing liabilities, was 3.69% and 3.94%, for the first nine months of 2004 and 2003, respectively. The interest differential, defined as net interest income divided by average earning assets, was 4.01% and 4.31%, for the respective 2004 and 2003 comparison periods.

     Although an increase is noted in the average volume of earning assets for the first nine months of 2004 compared to the same period of 2003, a decrease of 58 basis points is noted in the average yield, due to the decrease in interest income. Interest earned on the loan portfolio accounts for approximately 78.5% of total interest income for 2004 and 78.9% for 2003. Although prime increased during 2004, the effect of this increase will not be fully apparent until loans tied to prime reach their review period. As a result of the low interest rate environment, the Company continues to experience a negative effect on earnings produced from the loan portfolio. The average amount of non-accrual loans can also have an impact on the average yield on outstanding loans in any given period. The average balance on non-accrual loans amounted to $1.2 million for both September 30, 2004 and 2003.

Table of Content

     In comparison, interest paid on time deposits comprises 60.5% and 60.7%, respectively, of total interest expense for the 2004 and 2003 comparison periods. The average volume of interest bearing liabilities for the first nine months of 2004 increased over the 2003 comparison period, while the rate paid on these accounts decreased 33 basis points. During the low rate environment, the Company has managed to compensate for a portion of the decrease in yield on average earning assets by reducing the interest paid on interest bearing liabilities where the market would permit. With the recent increase in interest rates, the Company expects to benefit from its asset sensitive position, as a portion of adjustable rate loans reprice to the higher interest rates within the next year.

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

    The following table summarizes the variances in interest income and interest expense for the first nine months of 2004 and 2003 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.
	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

Loans (2)	$(812,948)	$186,901	$(626,047)
Taxable Investment Securities	(306,233)	93,306	(212,927)
Tax Exempt Investment Securities	(110,875)	224,139	113,264
Federal Funds Sold	(2,766)	(888)	(3,654)
Sweep Account	754	(2,757)	(2,003)
Other Securities	(7,389)	12,569	5,180

Total Interest Earnings	$(1,239,457)	$513,270	$(726,187)

Savings Deposits	$(100,634)	$22,924	$(77,710)
NOW & Money Market Funds	(175,184)	51,203	(123,981)
Time Deposits	(254,217)	(37,275)	(291,492)
Other Borrowed Funds	(72,692)	108,348	35,656
Notes Payable	(39)	(2,018)	(2,057)
Repurchase Agreements	(8,732)	3,977	(4,755)

Total Interest Expense	$(611,498)	$147,159	$(464,339)

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

NON INTEREST INCOME AND NON INTEREST EXPENSE

     The decrease in non-interest income for the 2004 and 2003 comparison periods was attributable to a few sources. During the first nine months of 2003, the Company recorded gains totaling $142,904 through the sale of various investments, while in the first nine months of 2004, a total of $44,059 was booked by the same means. In addition, the volume of loans sold to the secondary market was much lower in the first nine months of 2004 compared to the same period in 2003. As a result, income generated through the sale and servicing of these loans amounted to $733,544 for the first nine months of 2004 versus $1.3 million for the 2003 comparison period. Lower income from loan sales has been partially offset by the increase in income from service charges.

     As anticipated, operating expenses for the new Barre branch played a part in the overall increase in non-interest expense for the first nine months of 2004 versus 2003. The increase is also due in part to an increase in health insurance payments for several major unforeseen claims against the Company's self-insured health plan that fell below the individual and aggregate stop loss limit as defined by the plan.

Table of Content

     Management monitors all components of other operating expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate. This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     Provisions for income taxes decreased $463,211 with figures of $414,745 for the first nine months of 2004 versus $877,956 for the same period in 2003. The decrease is due to the lower net income for the 2004 comparison period and the tax effect of a capital loss realized in 2004, related to the Company's sale in 2003 of the Liberty Savings Bank charter.

CHANGES IN FINANCIAL CONDITION

     The following table reflects the composition of the Company's major assets and liabilities for the periods indicated:
ASSETS	September 30, 2004		December 31, 2003		September 30, 2003

Loans (gross)	$218,713,808	67.37%	$206,530,763	62.44%	202,900,800	63.38%
Available for Sale Securities	44,729,779	13.78%	56,319,321	17.03%	48,474,328	15.14%
Held to Maturity Securities	39,398,039	12.13%	41,563,840	12.57%	48,587,026	15.18%

LIABILITIES

Savings Deposits	$46,922,728	14.45%	$41,506,976	12.55%	42,559,377	13.29%
NOW & Money Market Funds	84,020,414	25.88%	98,209,841	29.69%	90,556,387	28.29%
Time Deposits	99,947,569	30.79%	101,764,115	30.77%	102,545,254	32.03%

     A new commercial loan program was introduced this year, contributing to the increase in loans for the first nine months in 2004. These loans were partially funded with the sale of investments from our available for sale portfolio. NOW and money market accounts experienced seasonal fluctuation. These deposits have begun to increase as municipal entities begin collecting tax payments. However, management expects that municipal deposits for the balance of 2004 will be lower than in the comparable 2003 period due to the effects of stiffening competition for municipal account relationships.

RISK MANAGEMENT

Interest Rate Risk and Asset and Liability Management - Management actively monitors and manages its interest rate risk exposure and attempts to structure the balance sheet to maximize net interest income while controlling its exposure to interest rate risk. The Company's Asset/Liability Management Committee (ALCO) formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, and various business strategies. The ALCO meets monthly to review financial statements, liquidity levels, yields and spreads to better understand, measure, monitor and control the Company's interest rate risk. In the ALCO process, the committee members apply policy limits set forth in the Asset Liability, Liquidity and Investment policies approved by the Company's Board of Directors. The ALCO's methods for evaluatin g interest rate risk include an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the entire balance sheet.

     Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company's financial instruments also change, thereby impacting net interest income (NII), the primary component of the Company's earnings. Fluctuations in interest rates can also have an impact on liquidity. The ALCO uses an outside consultant to perform rate shocks to the Company's net interest income, as well as a variety of other analyses. It is the ALCO's function to provide the assumptions used in the modeling process. These assumptions include, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. The ALCO then utilizes the results of this simulation model to quantify the estimated exposure of NII and liquidity to sustained interest rate changes. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company's balance sheet. Furthermore, the model simulates the balance sheet's sensitivity to a prolonged flat rate environment. All rate scenarios are simulated assuming a parallel shift of the yield curve; however further simulations are performed utilizing a flattening yield curve as well. This sensitivity analysis is compared to the ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 100 basis point (bp) and a 200 bp shift upward and a 100 bp downward shift in interest rates in one and two year scenarios. The analysis also provides a summary of the Company's liquidity position. Furthermore, the analy sis provides testing of the assumptions used in previous simulation models by comparing the projected NII with actual NII. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. The asset/liability simulation model provides the Company with a tool for making sound economic decisions regarding the balance sheet.

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

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:
	September 30, 2004		December 31, 2003
	Total	% of	Total	% of
	Loans	Total	Loans	Total
Real Estate Loans
Construction & Land Development	$10,841,395	4.96%	$8,929,228	4.32%
Farm Land	2,620,632	1.20%	2,783,481	1.35%
1-4 Family Residential	115,471,992	52.79%	116,553,626	56.43%
Home Equity Lines	7,256,523	3.32%	4,293,962	2.08%
Commercial Real Estate	38,819,433	17.75%	33,421,739	16.18%
Loans to Finance Agricultural Production	491,462	0.22%	528,890	0.26%
Commercial & Industrial	20,860,067	9.54%	16,950,895	8.21%
Consumer Loans	21,768,149	9.95%	22,517,296	10.90%
All Other Loans	584,155	0.27%	551,646	0.27%

Gross Loans	218,713,808	100%	206,530,763	100%

Less:
Allowance for Loan Losses	(2,206,827)	-1.01%	(2,199,110)	-1.06%
Deferred Loan Fees	(788,143)	-0.36%	(805,284)	-0.39%

Net Loans	$215,718,838	98.63%	$203,526,369	98.55%

Allowance for loan losses and provisions - The Company continues to maintain the allowance for loan losses at a level of approximately one percent of the total gross loan portfolio. As of September 30, 2004, the Company maintained a residential loan portfolio of $122.7 million and a commercial real estate portfolio (including construction, land development and farm land loans) of $52.3 million, accounting for approximately 80% of the total loan portfolio. This volume, together with the low historical loan loss experience in these portfolios, helps to support the Company's basis for loan loss coverage.

Table of Content

The following table summarizes the Company's loan loss experience for the nine months ended September 30,

	2004	2003

Loans Outstanding End of Period	$218,713,808	$202,900,800

Average Loans Outstanding During Period	$208,806,044	$205,236,317

Loan Loss Reserve, Beginning of Period	$2,199,110	$2,155,789
Loans Charged Off:
Residential Real Estate	26,523	1,835
Commercial Real Estate	242	10,694
Commercial Loans not Secured by Real Estate	19,703	33
Consumer Loans	133,539	129,071

Total Loans Charged Off	180,007	141,633
Recoveries:
Residential Real Estate	1,445	3,236
Commercial Real Estate	55	0
Commercial Loans not Secured by Real Estate	10,594	1,947
Consumer Loans	80,630	90,789

Total Recoveries	92,724	95,972

Net Loans Charged Off	87,283	45,661
Provision Charged to Income	95,000	103,000

Loan Loss Reserve, End of Period	$2,206,827	$2,213,128

Non-performing assets for the comparison periods were as follows:
	09/30/2004	12/31/2003

		Percent		Percent
	Balance	of Total	Balance	of Total
Non-Accruing loans	$1,205,086	90.88%	$1,294,534	92.30%
Loans past due 90 days or more and still accruing	16,099	1.22%	19,745	1.41%
Other real estate owned	104,800	7.90%	88,277	6.29%

Total	$1,325,985	100.00%	$1,402,556	100.00%

     Other real estate owned is made up of property that the Company has acquired by deed in lieu of foreclosure or through normal foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. The value of the property is determined prior to transferring the balance to other real estate owned. The balance transferred to OREO is the lesser of the estimated fair market value of the property, or the book value of the loan, less estimated cost to sell. A write-down may be deemed necessary to bring the book value of the loan equal to the appraised value. Appraisals are then done periodically thereafter charging any additional write-downs to the appropriate expense account.

Market Risk - In addition to credit risk in the Company's loan portfolio and liquidity risk, the Company's business activities also generate market risk. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to loan prepayment risks, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product. As discussed above under "Interest Rate Risk and Asset and Liability Management", the Company actively monitors and manages its interest rate risk through the ALCO process.

Table of Content

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first nine months of 2004, there has not been any activity that has created any additional types of off-balance-sheet risk.

     The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk as of September 30, 2004 are as follows:
Contract or
Notional Amount

Commitments to extend credit	$25,506,870
Unused portions of credit card lines	8,933,473
Standby letters of credit	171,500
MPF credit enhancement obligation	847,998

     Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table presents, as of September 30, 2004, significant fixed and determinable contractual obligations to third parties, by payment date:

	Payment due by period
	Less than	2-3	4-5	More than
	1 year	years	years	5 years	Total
Operating Leases	$149,018	$180,903	$210,539	$671,181	$1,211,641
Housing Limited Partnerships	433,378		0	0	433,378
FHLB Borrowings	0	0	30,000	5,010,000	5,040,000

Total	$582,396	$180,903	$240,539	$5,681,181	$6,685,019

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity management refers to the ability of the Company to manage its liquidity risk, while adequately covering fluctuations in assets and liabilities. The liquidity needs of the Company require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. The repayment of loans and growth in deposits are two of the major sources of liquidity. A review of these loans and deposits indicates that they are primarily generated locally and regionally and are established customers of the Company. However, due to the potential for unexpected fluctuations in both deposits and loans, liquidity risk exists, and active management of the Company's liquidity is necessary. The Company's in-house loan portfolio increased throughout the comparison periods to $217.5 million as of September 30, 2004. Total deposits increased 2.2% from September 30, 2003 to December 31, 2003, and then decreased by 1.8% by September 30, 2004. Other time depos its decreased throughout the comparison period from a balance of $81.0 million at September 30, 2003 to $79.6 million on December 31, 2003 and then to just over $78 million as of September 30, 2004. As time deposits mature from higher rates, some customers have chosen to leave their funds in non-maturing deposits such as demand deposits, money market and savings accounts. Despite the decrease in the yields on these funds, demand deposits increased 15.6% from September 30, 2003 to September 30, 2004 and savings accounts increased by 10.3%. NOW and money market accounts were at higher levels at December 31, 2003, before falling $14 million to the September 30, 2004 balance of $84.0 million, which compares to a balance of $98.2 million at December 31, 2003. This is a typical trend for the Company's deposit portfolio. At September 30, 2004, municipal deposit accounts comprised approximately 44% of NOW and money market accounts and contributed to the seasonal decrease in deposit accounts during the first nine months of the year. This fluctuation is seasonal and it is expected that the levels will increase during the remaining quarter of 2004, mirroring the tax collection cycle, although a decline in municipal deposit levels compared to 2003 is expected due to increased competition from both in-market and out-of-market competitors. As part of the ALCO process of managing liquidity risk, these seasonal fluctuations are monitored closely and anticipated.

     Another source of liquidity for the Company is the purchase of overnight funds against the Company's $4.3 million credit line with the Federal Home Loan Bank of Boston (FHLB). Interest is chargeable at a rate determined daily of approximately 25 basis points higher than the rate paid on fed funds sold. At September 30, 2004, the Company had an advance of $789,000 against the $4.3 million credit line. Additional borrowing capacity of approximately $91 million is available through the FHLB, which is secured by the Company's qualifying loan portfolio.

     As of September 30, 2004, the Company had long-term advances of $5.04 million against the $91 million in borrowing authority at FHLB and is made up of the following:

	Annual		Principal
Purchase Date	Rate	Maturity Date	Balance

November 16, 1992	7.57%	November 16, 2007	$30,000
November 16, 1992	7.67%	November 16, 2012	10,000
January 16, 2001	4.78%	January 18, 2011	5,000,000

Total Long-term Advances			$5,040,000

     Under a separate agreement with FHLB, the Company has the authority to collateralize public unit deposits, up to its FHLB borrowing capacity ($91 million less outstanding advances noted above) with letters of credit issued by the FHLB. At September 30, 2004, approximately $48 million was pledged, under this agreement, as collateral for these deposits. Interest is charged to the Company quarterly based on the average daily balance for the quarter at an annual rate of 20 basis points. The average daily balance for the third quarter of 2004, was approximately $6.5 million.

     The Company's investment portfolio, specifically its municipal portfolio, increased during the third quarter of 2004 as anticipated. The municipal portfolio had approximately $27 million mature on June 30, 2004 and, of that total, $20 million renewed during the third quarter. This year, due to increased competition from other banks, the Company experienced some runoff of these accounts. In looking ahead, approximately $33 million of our municipal investment portfolio is scheduled to mature within the next year, with renewals anticipated for most. In the remainder of the Company's investment portfolio, approximately $10 million is scheduled to mature within the next year, with an additional $9 million having call options scheduled within a year. Investments with call options allow the issuer to call in the investment, before maturity, at predetermined call dates and prices. As investments mature and/or are called, the Company reinvests in a structured ladder of securities w ith graduated maturities allowing for continued cash flow and reinvestment opportunities, thereby mitigating interest rate risk.

As of the dates indicated, the Company held in its investment portfolio securities made up of the following:

	Amortized Cost	Fair Value
September 30, 2004

Available for Sale	$44,504,534	$44,729,779
Held to Maturity	$39,398,039	$39,425,197

December 31, 2003

Available for Sale	$55,552,645	$56,319,321
Held to Maturity	$41,563,840	$41,716,965

     The Company is required to maintain equity securities in the form of FHLB and Federal Reserve Bank stock. In total, the Company held $2.3 million in such restricted equity securities as of September 30, 2004 and $1.4 million at December 31, 2003 and September 30, 2003. The increase was due to additional purchases of stock in FHLB. In April this year, the FHLB Boston implemented a new capital structure that included a new capital plan to increase their capital. This plan converted all existing capital stock to Class B Stock and increased the member requirements to purchase stock. Under this new capital plan, members are required to maintain a certain level of membership stock investment as well as an activity-based stock investment requirement. The activities that trigger additional stock investment for the Company are borrowings, sale of loans through FHLB's Mortgage Partnership Finance Program (MPF), irrevocable letters of credit and the purchasing of ov ernight funds. These activities created an increase of approximately $1.0 million in FHLB stock purchased by the Company since the implementation of the new capital plan. In September 2004, FHLB announced a temporary suspension of the activity-based stock investment requirement for the MPF program activity. The current yield on this investment is 3.00%.

    The primary source of funds for the Company's payment of dividends to its shareholders is dividends paid to the Company by the Bank. The Bank, as a national bank, is subject to the dividend restrictions set forth in the National Bank Act, implemented by the Office of the Comptroller of the Currency ("OCC"). Under such restrictions, the Bank may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years.

     In December 2003, the Company declared a cash dividend of $0.17 per share, payable in the first quarter of 2004. In March, June and September 2004, the Company declared cash dividends of $0.17 per share, payable in the quarter following the declaration.

The following table illustrates the changes in shareholders' equity from December 31, 2003 to September 30, 2004:

Balance at December 31, 2003 (book value $7.15 per share)	$27,085,146
Net income	2,383,166
Issuance of stock	862,635
Purchase of treasury stock	(49,881)
Total Dividends declared	(1,944,500)
Change in unrealized gains on available-for-sale securities, net of tax	(357,345)

Balance at September 30, 2004 (book value $7.29 per share)	$27,979,221

     At September 30, 2004, the Company reported that of the 405,000 shares authorized for the stock buyback plan, 155,490 shares have been purchased, leaving 249,510 shares available for repurchase. The repurchase price paid for these shares ranged from $9.75 per share in May of 2000 to $16.45 per share paid in March of 2004. During the first nine months of 2004, the Company repurchased 3,027 shares pursuant to the buyback authority. For additional information on stock repurchases by the Company and affiliated purchasers (as defined in SEC Rule 10b-18) refer to Part II, Item 2 of this Report.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Under current guidelines, banks must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). The risk-based ratios of the Company and its Subsidiary exceeded regulatory guidelines at September 30, 2004 with reported risk-weighted assets of $188.0 million compared to $176.3 million at December 31, 2003 and total capital of $30.1 million and $28.8 million, respectively. The Company's total risk-based capital to risk-weighted assets was 16.02% and 16.32% at September 30, 2004 and December 31, 2003, respectively. The Company's Tier 1 capital to risk-weighted assets was 14.77% and 15.07% a t September 30, 2004 and December 31, 2003, respectively. In addition to risk-based capital requirements, bank holding companies are required to maintain minimum leverage capital ratios of core capital to average assets of $4.0%. The Company exceeded these requirements with leverage ratios of 8.58% as of September 30, 2004, and 8.05% at December 31, 2003.

     Regulators have also established guidelines for minimum capital ratio requirements that define a bank as well-capitalized under prompt corrective action provisions. These minimums are risk-based capital ratio of 10.0% and Tier 1 capital ratio of 6.0%. As of September 30, 2004, the Company and its Subsidiary were deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Company's classification.

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

Table of Content

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's management of the credit, liquidity and market risk inherent in its business operations is discussed in Part 1, Item 2 of this report under the caption "RISK MANAGEMENT", as well as in the Company's 2003 annual report on form 10-K. Management does not believe that there have been any material changes in the nature or categories of the Company's risk exposures from those disclosed in such 10-K report.

ITEM 4. Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and its President and Chief Operating Officer (Chief Financial Officer). Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes during the Company's last fiscal quarter in the Company's internal control over financial reporting identified in connection with the evaluation of the Company's disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, the Company 's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     The Company and/or its Subsidiary are subject to various claims and legal actions that have arisen in the normal course of business. Management does not expect that the ultimate disposition of these matters, individually or in the aggregate, will have a material adverse impact on the Company's financial statements.

ITEM 2. Unregistered Sales of Securities and Use of Proceeds

The following table provides information as to purchases of the Company's common stock during the third quarter ended September 30, 2004, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):
				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
For the month ended:	Shares Purchased(1)	Paid Per Share	Announced Plan(2)	End of the Period

July 1 - July 31	0	0	0	249,510
August 1 - August 31	2,205	$16.90	0	249,510
September 1 - September 30	975	$16.50	0	249,510

Total	3,180	$16.78	0	249,510

(1)  All 3,180 shares were purchased by Community Financial Services Group, LLC ("CFSG"), which may be deemed to be an affiliate of the Company under Rule 10b-18, for the account of participants invested in the Company Stock Fund under the Company's Retirement Savings Plan. All purchases by CFSG were made in the open market in brokerage transactions and reported on the OTC Bulletin Board©.

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

Table of Content

ITEM 6. Exhibits

Exhibit 3(i) - Amended and Restated Articles of Association
Exhibit 3 (ii) - Amended and Restated By-laws
Exhibit 31.1 - Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Chief Financial Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Act of 1934.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: November 9, 2004	By: /s/ Richard C. White
Richard C. White, Chairman &
Chief Executive Officer

DATED: November 9, 2004	By: /s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Operating Officer
(Chief Financial Officer)