Form 10-K
period 2004-12-31
COMMUNITY BANCORP /VT
filed 2005-03-30
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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
YES (  )     NO(X)

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $57,319,002, based on a per share trade price of $17.00, as reported on the OTC Bulleting Board® on June 29, 2004 (the date of the last reported sale prior to July 1, 2004). For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant. However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 3,878,978 shares outstanding of the issuer's class of common stock as of the close of business on March 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2004 are incorporated by reference to Part II. Items 5, 6, 7, 7A, and 8
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2005 are incorporated by reference to Part III, Items 10, 11, 12, 13 and 14

Total Number of Pages:  23

Exhibit Index Begins on Page  14

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

Community National Bank provides a complete range of retail banking services to the residents and businesses in northeastern and central Vermont. These services include checking, savings and time deposit accounts, mortgage, consumer, municipal and commercial loans, safe deposit and night deposit services, wire transfer services, automatic teller machine (ATM) facilities, credit card services, 24 hour telephone banking, and internet banking. Additionally, the Bank maintains cash machines in eight different businesses located in the counties of Orleans, Washington and Caledonia.

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

Competition

The Bank has five offices located in Orleans County, one office in Essex County, one office in Caledonia County, and two offices in Washington County. Its primary service area is in the town of Derby and city of Newport, Vermont in Orleans County, with approximately 50% of its total deposits as of December 31, 2004 derived from that area.

The Bank competes in all aspects of its business with other banks and credit unions in northern and central Vermont, including two of the largest banks in the state, which maintain branch offices throughout the Bank's service area. Historically, competition in Orleans and Essex Counties has come primarily from two of the largest banks in the state, the Chittenden Bank based in Burlington, Vermont and Banknorth, N.A. based in Portland, Maine. The Chittenden Bank maintains a branch office in Newport, and Banknorth, N.A. maintains offices in Barton, Orleans, and St. Johnsbury. The Bank also competes in Orleans County with two local banks, Lyndonville Savings Bank and Trust Company, based in Lyndonville and Passumpsic Savings Bank, based in St. Johnsbury, and with three local credit unions, Orlex Credit Union and Border Lodge Credit Union, both based in Newport, and Ethan Allen Credit Union, based in Orleans. The Ethan Allen Credit Union recently announced that it has agreed to merge with North Country Federal Credit Union, based in South Burlington. The Bank's primary competitors in Caledonia County are Passumpsic Savings Bank and Union Bank based in Morrisville, Banknorth, N.A., Lyndonville Savings Bank and Trust Company, Northern Lights Federal Credit Union, based in St. Johnsbury, Vermont State Employee Credit Union, based in Montpelier, Merchants Bank, based in Burlington and North Country Federal Credit Union. In Washington County, the Bank competes with Merchants Bank, Chittenden Bank and Banknorth, N.A, as well as Northfield Savings Bank based in Northfield, Key Bank based in Ohio, Citizens Bank Vermont, based in Rhode Island, Vermont State Employees Credit Union, North Country Federal Credit Union, and Granite Hills Credit Union, based in Barre.

Table of Content

With recent changes in the regulatory framework of the banking industry, the competition for commercial bank products such as deposits and loans has broadened to include not only traditional rivals such as the mutual savings banks, stock savings banks, and credit unions, but also many non-traditional rivals such as insurance companies, brokerage firms, mutual funds and consumer and commercial finance and leasing companies. In addition, many national financial service firms operate in the Company's market areas through mass marketing solicitations by mail, radio, television and email. Three of the Bank's credit union competitors, including the state's largest, Vermont State Employees Credit Union, have converted in recent years from an employment based common bond to a community common bond, thereby significantly increasing their fields of membership in the Bank's market areas. Similarly, another of the Bank's credit union competitors, which currently has an employment based common bond, is being merged into a much larger credit union which as a community common bond. At the same time, regulatory changes in the credit union industry have steadily increased the financial services and products that credit unions are authorized to offer, resulting in increased competition for the Bank from this tax exempt sector of the financial services industry.

Employees

As of December 31, 2004, the Company did not have any employees at the holding company level. However, as of such date, the Bank employed 110 full-time employees and 20 part-time employees. Management of the Bank considers its employee relations to be good.

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

Except for trust and investment management operations conducted by its affiliate, CFSG, the Company does not presently engage, directly or indirectly, in any non-banking activities.

A bank holding company must also obtain prior Federal Reserve approval in order to purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the company for all purchases or redemptions by the company of its equity securities within the preceding 12 months, will equal 10% or more of the company's consolidated net worth.

Table of Content

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

Sarbanes-Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The stated goals of the Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Act is the most far-reaching U.S. securities legislation enacted in decades, and generally applies to companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 ("Exchange Act"). The SEC has engaged in extensive rulemaking to implement the Act's provisions.

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

The Act includes provisions addressing, among other matters, the duties, functions and qualifications of audit committees for all public companies; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers, except (in the case of banking companies) loans in the normal course of business; expedited filing requirements for reports of beneficial ownership of company stock by insiders; disclosure of a code of ethics for senior officers, and of any change or waiver of such code; the formation of a public accounting oversight board; auditor independence; disclosure of fees paid to the company's auditors for non-audit services and limitations on the provision of such services; attestation requirements for company management and external auditors, relating to internal controls and procedures; and various increased criminal penalties for violations of federal securities laws.

Under the Sarbanes-Oxley amendments to the Exchange Act, the Company's chief executive officer and chief financial officer are each required to certify that the Company's quarterly and annual reports do not contain any untrue statement of a material fact. These officers must also certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company's internal controls; they have made certain disclosures to the Company's auditors and the audit committee of the Board of Directors about the Company's internal controls; and they have included information in the Company's quarterly and annual reports about their evaluation and whether there have been significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

In response to Sarbanes-Oxley, the Board of Directors of the Company approved a series of actions to strengthen and improve its already strong corporate governance practices. Included in those actions was the adoption of a new Code of Ethics for Senior Financial Officers and the Principal Executive Officer, adoption of a new Insider Trading Policy, adoption of amendments to the Audit Committee Charter, appointment of a Compensation Committee and a Corporate Governance/Nominating Committee and adoption of charters for those new committees. More information on the Company's corporate governance practices is available on the Company's website at www.communitybancorpvt.com

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits a bank holding company to acquire banks in states other than its home state, without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and less than 30% of such deposits in that state (or such lesser or greater amount set by state law).

The Interstate Banking and Branching Act also authorizes banks to merge across state lines, subject to certain restrictions a state may choose to impose, thereby creating interstate branches, and to open new branches in a state in which it does not already have banking operations if the state enacts a law permitting such de novo branching. Vermont and states contiguous to it, all permit interstate branching without substantial restrictions. Interstate branching generally heightens the competitive environment for financial services and, although it is difficult to predict with any certainty, it is likely that the trend toward increasing competition will continue in the future.

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

As of December 31, 2004, both Community Bancorp. and Community National Bank were considered "well capitalized" under all applicable regulatory requirements.

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

OCC Supervision; FDIC Deposit Insurance. The Bank is a national banking association and subject to the provisions of the National Bank Act and federal and state statutes and rules and regulations applicable to national banks. The primary supervisory authority for the Bank is the OCC. The OCC's examinations are designed for the protection of the Bank's depositors and not its shareholders. The Bank is subject to periodic examination by the OCC and must file periodic reports with the OCC containing a full and accurate statement of its affairs. The deposits of the Bank are insured by the FDIC. Accordingly, the Bank is also subject to the provisions of the Federal Deposit Insurance Act.

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

The CRA requires banks to define the communities they serve, identify the credit needs of those communities, collect and maintain data for each small business or small farm loan originated or purchased by the Bank, and maintain a Public File at each location. The federal banking regulators examine the institutions they regulate for compliance with the CRA and assign one of the following four ratings: "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance". The rating assigned reflects the bank's record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the bank. As of the Bank's last CRA examination, it received a rating of "outstanding".

Brokered Deposits. Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits unless it is well capitalized under the FDICIA's prompt corrective actions guidelines. In January of 2003, the Company entered into an agreement with Promontory Interfinancial Network making it possible to offer our customers insurance protection for their deposits in excess of $100,000. This Certificate of Deposit Account Registry Service (CDARS) uses a deposit-matching engine to match CDARS deposits in other participating banks, dollar- for-dollar. This product is designed to enhance customer attraction and retention, build deposits and improve net interest margins, while providing additional FDIC coverage to customers. Promontory now offers member banks an opportunity to participate with one-way orders. Banks can either accept deposits as a surplus bank or place deposits in CDARS offered by banks seeking funding without matching funds. The Promontory Interfinancial Network provides the Company an alternative source of funding or investment opportunities, while at the same time increasing the level of FDIC insurance available to deposit customers.

Due to the nature of the placement of funds, CDARS deposits are considered to be "brokered deposits." Although it has been the Company's policy in the past not to accept any brokered deposits, management and the directors deemed it advisable to make a limited exception for the CDARS program. Accordingly, the Company's Asset Liability policy now states that the Company will not accept brokered deposits, other than through the CDARS program in the Promontory Interfinancial Network. To date, the amount of brokered deposits accepted through the CDARS program is not considered by management to be material.

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

Table of Content

Effects of Government Monetary Policy

The earnings of the Company are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions, primarily through open market operations in United States Government Securities, varying the discount rate on member bank borrowings, setting reserve requirements against member and nonmember bank deposits, and regulating interest rates payable by member banks on time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to continue to do so in the future.

Other Available Information

This annual report on Form 10-K is on file with SEC. The Company also files with the SEC quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy materials for its annual meeting of shareholders. You may obtain copies of these documents by visiting the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC's website at http://www.sec.gov. The Company's SEC-filed reports and proxy statements are also available on the Company's website at http://www.communitybancorpvt.com. The Company has also posted on its website the Company's Code of Ethics for Senior Financial Officers and the Principal Executive Officer; the Insider Trading Policy and the charter of the Audit, Compensation, and Nominating Committees. The information and documents contained on the Company's website do not constitute part of this report. Copies of the Company's reports filed with the SEC (other than exhibits) can also be obtained by contacting Chris Bumps, Corporate Secretary, at our principal offices, which are located at 4811 U.S. Route 5, Derby, Vermont  05829 or by calling (802) 334-7915.

Item 2.  Properties

Although Community Bancorp. does not itself own or lease real property, The Bank owns and leases various properties for its banking operations. The Company's administrative offices are located at the main offices of the Bank. All of the Bank's offices are located in Vermont. In addition to the main office in Derby, the Bank maintains facilities in the Cities of Newport, Montpelier and Barre; the Towns of Barton and St. Johnsbury, and the Villages of Island Pond, Troy and Derby Line.

The Bank's main offices are located in a 15,000 square foot, two-story brick building on U.S. Route 5 in Derby, Vermont, equipped with a drive-up facility as well as an Automated Teller Machine (ATM). Computer and similar support equipment is also located in the main office building. The Company is currently in the process of constructing a major addition, which will house an operations center and a conference room for the Bank's use as well as various non-profit organizations, free of charge, upon request. Also on site is a newly completed remote drive-up facility, and an additional ATM featuring drive-up access.

The Bank owns the Derby Line office located on Main Street in a renovated bank building. The facility consists of a small banking lobby of approximately 200 square feet with additional office space on the first and second floor. This office is also equipped with a walk-up ATM.

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

Table of Content

The Bank owns condominium space in the state office building on Main Street in Newport to house its Newport office. The Bank occupies approximately 3,084 square feet on the first floor of the building for a full service banking facility equipped with a remote drive-up facility and an ATM. In addition, the Bank owns approximately 4,400 square feet on the second floor, a portion of which formerly housed the Bank's trust department and is now leased to CFSG, LLC, with another portion leased to a law firm.

The Bank owns the Troy office located in the village of Troy. This building was built in 1986 and acquired by the Bank in 1992. This office is also equipped with an ATM to provide the same type of limited 24-hour accessibility as all of the other offices. The marketing department is also located at this facility.

The St. Johnsbury office is located at the corner of the I-91 Access Road and Route 5 in the town of St. Johnsbury. The Bank occupies approximately 2,250 square feet in the front of the Price Chopper building. Fully equipped with an ATM and a drive-up window, this office operates as a full service banking facility. This space is leased from Murphy Realty of St. Johnsbury. Peter Murphy, President of Murphy Realty, is a member of the Bank's St. Johnsbury Advisory Board.

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

The Bank's newest office is located in Barre in a two-story, 8,000 square foot building located at 316 North Main Street. This new building constructed in 2003 on leased land, houses a full-service branch, a two-lane drive-up window, including a drive-up ATM, as well as an inside lobby ATM. The branch also includes a Community Room that is made available as a public service to outside non-profit groups to be used for meetings and gatherings at no charge. The ground lease provides for a twenty year term and includes a purchase option exercisable at the end of the sixth year, with one-half of the annual rental previously paid applied to the purchase price.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject, other than routine litigation incidental to its banking business none of which is material to the Company's operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the market price of, and dividends paid on, the Company's common stock is incorporated by reference to Page 57 of the Annual Report to Shareholders under the caption "Common Stock Performance by Quarter" for 2004.

The following table provides information as to purchases of the Company's common stock during the fourth quarter ended December 31, 2004, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):
				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
For the month ended:	Shares Purchased(1)	Paid Per Share	Announced Plan(2)	End of the Period(2)

October 1 - October 31	13,528	$16.20	12,503	237,007
November 1 - November 30	3,125	$16.25	0	237,007
December 1 - December 31	555	$17.50	0	237,007

Total	17,208	$16.25	12,503	237,007

(1)  4,705 shares were purchased by Community Financial Services Group, LLC ("CFSG"), which may be deemed to be an affiliate of the Company under Rule 10b-18, for the account of participants invested in the Company Stock Fund under the Company's Retirement Savings Plan. All purchases by CFSG were made in the open market in brokerage transactions and reported on the OTC Bulletin Board©.

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

Item 6.  Selected Financial Data

Incorporated by reference to Pages 27, 32, 45, and 46 of the Annual Report to Shareholders for 2004, filed as Exhibit 13 to this report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference to Pages 34-56 of the Annual Report to Shareholders for 2004, filed as Exhibit 13 to this report.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to the section labeled "Risk Management", beginning on page 43, of Management's Discussion and Analysis of Financial Condition and Results of Operation in the Annual Report to Shareholders for 2004, filed as Exhibit 13 to this report.

Item 8.  Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry, Dunn, McNeil & Parker, are incorporated herein by reference from the Annual Report to Shareholders for 2004, filed as Exhibit 13 to this report, at Page 5 through Note 26 on Page 33.

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

There was no change made during the fourth quarter of 2004 in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

Not Applicable

PART III.

Item 10.  Directors and Executive Officers of the Registrant

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005:

Listing of the names, ages, principal occupations and business experience of the directors under the caption "ARTICLE I - ELECTION OF DIRECTORS."
Listing of the names, ages, titles and business experience of the executive officers under the caption EXECUTIVE OFFICERS."
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the caption "SHARE OWNERSHIP INFORMATION -Section 16(a) Beneficial Ownership Reporting Compliance."
Information regarding whether a member of the Audit Committee qualifies as an audit committee financial expert under applicable SEC rules, under the caption "Corporate Governance - Board Committees."

The Code of Ethics for Senior Financial Officers and the Principal Executive Officer is available on the Company's website at www.communitybancorpvt.com. The Code was also listed as Exhibit 14 to this report and incorporated by reference to a prior filing with the SEC.

Item 11.  Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005:
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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005:

Information regarding the share ownership of management and principal shareholders under the captions "SHARE OWNERSHIP INFORMATION" and "ARTICLE I - ELECTION OF DIRECTORS."

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13.  Certain Relationships and Related Party Transactions

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005:
Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -Transactions with Management."

Item 14.  Principal Accountant Fees and Services

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005 under the caption "ARTICLE 2- RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

Fees paid to the principal accountant for various audit functions including, but not limited to, the audit of the annual financial statements in the Company's From 10-K Report and review of the financial statements in the Company's Form 10-Q Reports.

Description of the audit committee's pre-approval policies and procedures required by paragraph (c) (7)(I) of rule 2-01of Regulation S-X.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The Company's audited consolidated financial statements and notes thereto and the report of Berry, Dunn, McNeil & Parker thereon, are incorporated by reference to the Annual Report to Shareholders for fiscal year 2004, filed as Exhibit 13 to this report.

(b)  Exhibits

The following exhibits are incorporated by reference:

Exhibit 3(i) - Amended and Restated Articles of Association filed as Exhibit 3(i) of the Company's Form 10-Q report filed with the Commission on November 9, 2004.
Exhibit 3(iii) - Amended and Restated By-laws of Community Bancorp. filed as Exhibit 3(ii) of the Company's
Form 10-Q report filed with the Commission on November 9, 2004
Exhibit 10(i) - Directors Deferred Compensation Plan* is incorporated by reference to exhibit 10(i) of the Form 10-K filed with the Commission on March 31, 2000.
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
Exhibit 10(v) - AIA Document dated January 24, 2005, a standard form of agreement between Community National Bank, Kingdom Construction, Inc. and Black River Design Architects, LLC, including exhibits to the agreement or summaries thereof, is incorporated by reference to exhibit 99.1 of the Form 8-K filed with the Commission on January 27, 2005.

Exhibit 14 - Code of Ethics for Senior Financial Officers and the Principal Executive Officer is incorporated by reference to Exhibit 14 of the Form 10-K filed with the Commission on March 30, 2004.

The following exhibits are filed as part of this report:
Exhibit 10(iv) - Directors Retirement Plan*
Exhibit 13 - Portions of the Annual Report to Shareholders of Community Bancorp. for 2004,
specifically incorporated by reference into this report.
Exhibit 21 - Subsidiaries of Community Bancorp.
Exhibit 23(i) - Consent of Berry, Dunn, McNeil & Parker
Exhibit 23(ii) - Consent of A. M. Peisch & Company
Exhibit 31.1 - Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 - Certification from the Chief Financial Officer of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
________________
*Denotes compensatory plan or arrangement.

(c) Financial Statement Schedules

The reissued report of predecessor accountants with respect to the Company's audited financial statements for the year ended December 31, 2002 is set forth below:

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Community Bancorp. and Subsidiaries
Derby, Vermont

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows for Community Bancorp. and Subsidiaries for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancorp. and Subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with U. S. generally accepted accounting principles.

January 10, 2003
St. Johnsbury, Vermont
VT Reg. No. 92-0000102

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COMMUNITY BANCORP.

BY: /s/ Richard C. White	Date: March 30, 2005
Richard C. White, Chairman
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
BY: /s/ Stephen P. Marsh	Date: March 30, 2005
Stephen P. Marsh, President and COO

COMMUNITY BANCORP. DIRECTORS

/s/ Thomas E. Adams	Date: March 30, 2005
Thomas E. Adams

/s/ Jacques R. Couture	Date: March 30, 2005
Jacques R. Couture

/s/ Elwood G. Duckless	Date: March 30, 2005
Elwood G. Duckless

/s/ Michael H. Dunn	Date: March 30, 2005
Michael H. Dunn

/s/ Rosemary M. Lalime	Date: March 30, 2005
Rosemary M. Lalime

/s/ Marcel Locke	Date: March 30, 2005
Marcel Locke

/s/ Stephen P. Marsh	Date: March 30, 2005
Stephen P. Marsh

/s/ Anne T. Moore	Date: March 30, 2005
Anne T. Moore

/s/ Dale Wells	Date: March 30, 2005
Dale Wells

/s/Richard C. White	Date: March 30, 2005
Richard C. White