Form 10-Q
period 2005-03-31
COMMUNITY BANCORP /VT
filed 2005-05-12
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

At May 10, 2005, there were 3,838,979 shares outstanding of the Corporation's common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Balance Sheets
	March 31	December 31	March 31
	2005	2004	2004
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$7,743,945	$8,390,806	$6,177,127
Federal funds sold and overnight deposits	0	0	837,195

Total cash and cash equivalents	7,743,945	8,390,806	7,014,322
Securities held-to-maturity (fair value $33,514,777 at 03/31/05,
$31,587,658 at 12/31/04 and $46,777,741 at 03/31/04)	33,514,777	31,579,178	46,660,330
Securities available-for-sale	47,690,222	51,150,344	56,271,253
Restricted equity securities, at cost	2,688,850	2,315,450	1,356,850
Loans held-for-sale	895,875	1,833,397	1,514,749
Loans	228,801,112	227,799,788	203,231,694
Allowance for loan losses	(2,163,445)	(2,153,372)	(2,214,110)
Unearned net loan fees	(709,729)	(763,774)	(771,451)

Net loans	225,927,938	224,882,642	200,246,133
Bank premises and equipment, net	8,512,366	8,057,120	7,848,988
Accrued interest receivable	1,890,800	1,652,827	1,977,888
Other real estate owned, net	10,000	82,800	116,164
Other assets	4,748,084	4,891,930	3,999,741

Total assets	$333,622,857	$334,836,494	$327,006,418

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$41,737,763	$42,725,604	$35,547,606
NOW and money market accounts	87,579,159	94,502,798	93,461,043
Savings	47,626,726	47,288,161	44,056,294
Time deposits, $100,000 and over	22,536,282	21,804,521	22,744,824
Other time deposits	75,337,328	76,284,787	78,864,724

Total deposits	274,817,258	282,605,871	274,674,491

Federal funds purchased and other borrowed funds	14,764,000	6,407,000	10,040,000
Repurchase agreements	14,157,457	14,907,518	11,403,189
Accrued interest and other liabilities	1,802,259	2,872,659	3,275,466

Total liabilities	305,540,974	306,793,048	299,393,146

Shareholders' Equity
Common stock - $2.50 par value; 6,000,000 shares authorized
and 4,050,235 shares issued at 03/31/05, 4,037,548 shares
issued at 12/31/04 and 3,984,906 shares issued at 03/31/04	10,125,586	10,093,871	9,962,264
Additional paid-in capital	17,961,410	17,778,605	17,040,665
Retained earnings	2,853,526	2,776,011	2,089,837
Accumulated other comprehensive income (loss)	(422,244)	(168,679)	750,006
Less: treasury stock, at cost; 198,446 shares at 03/31/05, 198,444
shares at 12/31/04, and 185,641 shares at 03/31/04	(2,436,395)	(2,436,362)	(2,229,500)

Total shareholders' equity	28,081,883	28,043,446	27,613,272

Total liabilities and shareholders' equity	$333,622,857	$334,836,494	$327,006,418

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
( Unaudited )

For The First Quarter Ended March 31,	2005	2004

Interest income
Interest and fees on loans	$3,693,361	$3,313,602
Interest on debt securities
Taxable	409,849	593,139
Tax-exempt	225,464	240,814
Dividends	26,201	8,616
Interest on federal funds sold and overnight deposits	2,288	4,930

Total interest income	4,357,163	4,161,101

Interest expense
Interest on deposits	1,037,048	1,152,335
Interest on federal funds purchased and other borrowed funds	109,004	73,330
Interest on repurchase agreements	33,834	30,155

Total interest expense	1,179,886	1,255,820

Net interest income	3,177,277	2,905,281
Provision for loan losses	37,500	51,000

Net interest income after provision	3,139,777	2,854,281

Non-interest income
Service fees	285,554	246,966
Other income	409,035	416,243

Total non-interest income	694,589	663,209

Non-interest expense
Salaries and wages	1,138,471	1,030,757
Pension and other employee benefits	404,664	376,867
Occupancy expenses, net	513,907	494,420
Other expenses	894,773	838,394

Total non-interest expense	2,951,815	2,740,438

Income before income taxes	882,551	777,052
Applicable income taxes	152,410	13,210

Net Income	$730,141	$763,842

Earnings per share based on weighted average shares outstanding	$0.19	$0.20

Weighted average number of common shares
used in computing earnings per share	3,843,392	3,800,686

Dividends declared per share	$0.17	$0.17

Book value per share on shares outstanding at March 31,	$7.29	$7.27

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31,	2005	2004

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$730,141	$763,842
Adjustments to Reconcile Net Income to Net Cash Provided by Operating
Activities:
Depreciation and amortization	201,389	177,276
Provision for loan losses	37,500	51,000
Provision for deferred income taxes	80,939	(10,955)
Net gain on sale of loans	(80,509)	(152,531)
(Gain) loss on Trust LLC	(2,828)	1,605
Amortization of bond premium, net	72,097	108,964
Proceeds from sales of loans held for sale	5,993,270	9,442,206
Originations of loans held for sale	(4,975,239)	(8,551,273)
(Decrease) increase in taxes payable	(230,678)	24,165
Increase in interest receivable	(237,973)	(301,698)
Increase in mortgage servicing rights	(29,007)	(26,484)
(Increase) decrease in other assets	(18,861)	61,928
Decrease in unamortized loan fees	(54,045)	(33,833)
Increase (decrease) in interest payable	19,751	(4,795)
Decrease in accrued expenses	(36,644)	(430,786)
Decrease in other liabilities	(19,996)	(3,862)

Net cash provided by operating activities	1,449,307	1,114,769

Cash Flows from Investing Activities:
Investments - held to maturity
Maturities and paydowns	2,170,953	2,923,469
Purchases	(4,102,716)	(8,031,158)
Investments - available for sale
Sales and maturities	4,000,000	6,000,000
Purchases	(1,000,000)	(5,680,000)
Purchase of restricted equity securities	(373,400)	0
Investment in limited partnership, net	(559,049)	(359,224)
(Increase) decrease in loans, net	(1,055,015)	945,631
Capital expenditures, net	(656,635)	(211,341)
Proceeds from sales of other real estate owned	82,800	0
Recoveries of loans charged off	16,264	36,400

Net cash used in investing activities	(1,476,798)	(4,376,223)

Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market and savings accounts	(7,572,915)	(4,850,201)
Net decrease in certificates of deposit	(215,698)	(154,567)
Net decrease in repurchase agreements	(750,061)	(613,381)
Net increase in other borrowed funds	8,357,000	2,000,000
Payments to acquire treasury stock	(33)	(44,995)
Dividends paid	(437,663)	(432,990)

Net cash used in financing activities	(619,370)	(4,096,134)

Net decrease in cash and cash equivalents	(646,861)	(7,357,588)
Cash and cash equivalents:
Beginning	8,390,806	14,371,910

Ending	$7,743,945	$7,014,322

Supplemental Schedule of Cash Paid During the Period
Interest	$1,160,135	$1,260,615

Income taxes	$350,000	$0

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$(384,189)	$369,697

Other real estate owned acquired in settlements of loans	$10,000	$27,887

Investments in limited partnerships
Decrease in limited partnerships	$84,750	$74,901
Decrease in contributions payable	(643,799)	(434,125)

	$(559,049)	$(359,224)

Dividends Paid
Dividends declared	$652,627	$645,875
Increase in dividends payable attributable to dividends declared	(2,178)	(1,731)
Dividends reinvested	(212,786)	(211,154)

	$437,663	$432,990

The accompanying notes are an integral part of these consolidated financial statements.

TableofContents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND CONSOLIDATION

     The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for fair presentation of the financial condition and results of operations of the Company contained herein have been made. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2.  RECENT ACCOUNTING DEVELOPMENTS

     Any accounting developments announced during the first three months of 2005 were not applicable, thereby requiring no disclosure by the Company.

NOTE 3. EARNINGS PER SHARE

     Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period and reduced for shares held in Treasury.

NOTE 4.  COMPREHENSIVE INCOME

     Accounting principles generally require recognized revenue, expenses, gains, and losses to be included in net income. Certain changes in assets and liabilities, such as the after-tax effect of unrealized gains and losses on available-for-sale securities, are not reflected in the income statement, but the cumulative effect of such items from period-to-period is reflected as a separate component of the equity section of the balance sheet (accumulated other comprehensive income). Other comprehensive income, along with net income, comprises the Company's total comprehensive income.

The Company's total comprehensive income for the comparison period is calculated as follows:
For the first quarter ended March 31,	2005	2004

Net Income	$730,141	$763,842
Other comprehensive income (loss), net of tax:
Change in unrealized holdings (losses) gains on available-for-sale
securities arising during the period	(384,189)	369,697
Tax effect	130,624	(125,697)

Other comprehensive (loss) income, net of tax	(253,565)	244,000

Total comprehensive income	$476,576	$1,007,842

     The decrease in unrealized gain from March 31, 2004 to March 31, 2005 continues to be attributable to the effect of rising interest rates throughout 2004 and the first quarter of 2005. When rates rise, the value of interest-bearing securities decreases.

NOTE 5. INCOME TAXES

     Provisions for income taxes increased $139,200 with figures of $152,410 for the first quarter of 2005 versus $13,210 for the same period in 2004. Income taxes for 2005 are in line with total income for the first quarter, while income taxes for the first quarter of 2004 are lower due to the tax effect of a capital loss realized in 2004 related to the Company's sale in 2003 of the Liberty Savings Bank charter.

TableofContents

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended March 31, 2005

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

     Forward-looking statements are not guarantees of future performance. They necessarily involve risks, uncertainties and assumptions. Future results of the Company may differ materially from those expressed in these forward-looking statements. Examples of forward looking statements included in this discussion include, but are not limited to, management's expectations as to future asset growth, income trends, results of operations and other matters reflected in the Overview section, estimated contingent liability related to the Company's participation in the Federal Home Loan Bank (FHLB) Mortgage Partnership Finance (MPF) program, assumptions made within the asset/liability management process, and management's expectations as to the future interest rate environment and the Company's related liquidity level. Although these statements are based on management's current expectations and estimates, many of the factors that could influence or determine actual results are unpredictable and not within the Company's control. Readers are cautioned not to place undue reliance on such statements as they speak only as of the date they are made. The Company claims the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995.

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

OVERVIEW

     The following Management's Discussion and Analysis explains in detail the results of the first quarter of 2005.

     Net income was $730,141 or $0.19 per share this quarter versus $763,842 or $0.20 per share last year. Although net results are down, we were pleased to see an increase in earnings before taxes. Net income for the 2004 comparison period reflects the tax effect of a one-time capital loss in the amount of $116,540 as the result of the sale of our inactive franchise in New Hampshire.

     Net interest income for the first quarter of 2005 was $271,996 ahead of NII for the first quarter of 2004, however, the flattening yield curve will continue to put pressure on our spreads. Short-term interest rates continue to rise, but the long-term rates have stayed relatively flat. We expect this phenomenon to continue until some expectation of inflation introduces itself to the U. S. economy, driving long-term rates upward and creating a steepening yield curve.

     Total assets declined slightly from the December 2004 levels, as has been the pattern for several years. Many of our customers use their seasonal nest eggs to sustain them through the long winter, and replenish these funds over the summer and into the fall to then repeat the process the following year. Our municipal customers follow a similar pattern, with the bulk of their tax collections occurring during the last part of the year, which then starts their cycle of spending. Our normal growth pattern shows deposits building from late second quarter through early November.

     Non-interest income was up this quarter because of an increase of $38,588 in our service fees. We saw less activity in mortgages this quarter compared to 2004, which resulted in a decline of $7,208 in other income, with a net increase in non-interest income of $31,380. Non-interest expense increased by $211,377 this quarter compared to last year. All of the recent corporate scandals such as Enron and the resulting Sarbanes Oxley Act have resulted in dramatic increases in the cost of regulation, particularly in legal and audit fees. We have also experienced higher losses due to the fraudulent use of our customers' debit cards.

     In October of 2004, we broke ground for the new 17,000 square foot addition to our main office in Derby, and work is progressing on schedule and on budget. We currently have 65 people working in space designed for 38, so the new space will be welcome. The result will be more privacy for our customers, the inclusion of a new drive up ATM, and a larger customer lobby with improved seating space for customers. This project is providing some construction jobs in the Northeast Kingdom and will allow us to fill two needed positions in the Bank. We believe that the future of banking in the Northeast Kingdom is promising, and this expansion will allow us to continue to be a community leader. The economy of our market area is stable, with neither booms nor busts happening with any degree of regularity.

     The following pages describe the financial results of our first quarter in much more detail. Please take the time to read them to more fully understand first quarter 2005 in relation to the 2004 comparison period. The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes. This report includes forward-looking statements within the meaning of the Securities and Exchange Act of 1934 (the "Exchange Act").

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

     Management evaluates on an ongoing basis its judgment as to which policies are considered to be critical. Management believes that the calculation of the allowance for loan losses (ALL) is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Company's consolidated financial statements. In estimating the ALL, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, use of current economic indicators and their probable impact on borrowers and changes in delinquent, non-performing or impaired loans. Management's estimates used in the ALL may increase or decrease based on changes in these factors resulting in adjustments to the Company's provision for loan losses. Actual results could differ significantly from these estimates under different assumptions, judgments or conditions.

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

     Management utilizes numerous techniques to estimate the carrying value of various assets held by the Company, including, but not limited to, property, plant and equipment, mortgage servicing rights, and deferred taxes. The assumptions management considers in making these estimates are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Nevertheless, predictions are inherently uncertain and management acknowledges that the use of different estimates or assumptions could produce different estimates of carrying values.

TableofContents

RESULTS OF OPERATIONS

     The Company's net income for the first quarter of 2005 was $730,141, representing a decrease of 4.4% over net income of $763,842 for the first quarter of 2004. This resulted in earnings per share of $0.19 and $0.20, respectively, for the first quarter of 2005 and 2004. Although net income after taxes was lower in the comparison, core earnings (net interest income) for the first quarter of 2005 have increased over the first quarter of 2004.

     Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings. Although average assets increased, the decrease in net income resulted in lower ROA and ROE for the first quarter of 2005 compared to the same period in 2004. The following table shows these ratios annualized for the comparison periods.

For the quarter ended March 31,	2005	2004

Return on Average Assets	.89%	.93%
Return on Average Equity	10.57%	11.07%

INTEREST INCOME LESS INTEREST EXPENSE (NET INTEREST INCOME)

     Net interest income, the difference between interest income and expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, and rate sensitivity of earning assets as well as by interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets. The three tables below provide a visual comparison of the consolidated figures, and are stated on a tax equivalent basis assuming a federal tax rate of 34%. The Company's corporate tax rate is 34%, therefore, to equalize tax-free and taxable income in the comparison, we must divide the tax-free income by 66%, with the result that every tax-free dollar is equal to $1.52 in taxable income.

     The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the three month comparison period, of 2005 and 2004:

For the three months ended March 31,	2005	2004

Net interest income as presented	$3,177,277	$2,905,281
Effect of tax-exempt income	116,148	124,056

Net interest income, tax equivalent	$3,293,425	$3,029,337

AVERAGE BALANCES AND INTEREST RATES

     The table below presents average earning assets and average interest-bearing liabilities supporting earning assets. Interest income (excluding interest on non-accrual loans) and interest expense are expressed on a tax equivalent basis, both in dollars and as a rate/yield for the 2005 and 2004 comparison periods. Loans are stated before deduction of non-accrual loans, unearned discount and allowance for loan losses.
	For the Three Months Ended March 31:
		2005			2004
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
INTEREST EARNING ASSETS
Loans (gross)	$229,456,571	$3,693,361	6.53%	$205,304,983	$3,313,602	6.49%
Taxable Investment Securities	49,691,584	409,849	3.34%	63,210,334	593,139	3.77%
Tax Exempt Investment Securities	31,031,646	341,612	4.46%	38,087,541	364,870	3.85%
Federal Funds Sold	243,389	1,345	2.24%	1,249,802	2,605	0.84%
Sweep Account	161,461	943	2.37%	1,414,885	2,325	0.66%
Other Securities	2,570,774	26,201	4.13%	1,356,850	8,616	2.55%

TOTAL	$313,155,425	$4,473,311	5.79%	$310,624,395	$4,285,157	5.55%

INTEREST BEARING LIABILITIES
Savings Deposits	$46,835,239	$40,333	0.35%	$42,420,844	$42,412	0.40%
NOW & Money Market Funds	90,013,517	302,087	1.36%	97,041,295	357,865	1.48%
Time Deposits	98,388,864	694,628	2.86%	101,695,134	752,058	2.97%
Federal Funds Purchased and
Other Borrowed Funds	12,033,067	108,326	3.65%	8,319,660	71,974	3.48%
Notes Payable	50,000	678	5.50%	100,000	1,356	5.45%
Repurchase Agreements	12,685,911	33,834	1.08%	12,380,919	30,155	0.98%

TOTAL	$260,006,598	$1,179,886	1.84%	$261,957,852	$1,255,820	1.93%

Net Interest Income		$3,293,425			$3,029,337
Net Interest Spread			3.95%			3.62%
Interest Differential			4.27%			3.92%

     An increase of $2.5 million is noted in the average volume of earning assets for the first three months of 2005 compared to the same period of 2004, as well as an increase of 24 basis points in the average yield. Interest earned on the loan portfolio accounts for approximately 82.6% of total interest income for 2005 and 77.3% for 2004. The increases in the prime rate during 2004 and the first quarter of 2005 are becoming apparent in the yield on certain portions of the Company's interest earning assets, with moderate increases anticipated throughout 2005.

     In comparison, interest paid on time deposits comprises 58.9% and 59.9%, respectively, of total interest expense for the 2005 and 2004 comparison periods. The average volume of interest bearing liabilities for the first three months of 2005 decreased approximately $2 million over the 2004 comparison period, and the rate paid on these accounts decreased nine basis points.

     As time deposits mature, some are renewing at shorter terms with lower rates, while others are being shifted to other products or moved to other institutions. With the recent increase in interest rates, the Company has seen some benefit from its asset sensitive position, as a portion of adjustable rate loans repriced to the higher interest rates over the past few months.

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first three months of 2005 and 2004 resulting from volume changes in average assets and average liabilities and fluctuations in rates earned and paid.
	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

Loans(2)	$(9,959)	$389,718	$379,759
Taxable Investment Securities	(71,955)	(111,335)	(183,290)
Tax Exempt Investment Securities	54,338	(77,596)	(23,258)
Federal Funds Sold	4,299	(5,559)	(1,260)
Sweep Account	5,943	(7,325)	(1,382)
Other Securities	9,889	7,696	17,585

Total Interest Earnings	$(7,445)	$195,599	$188,154

Savings Deposits	$(6,469)	$4,390	$(2,079)
NOW & Money Market Funds	(32,211)	(23,567)	(55,778)
Time Deposits	(34,114)	(23,316)	(57,430)
Other Borrowed Funds	4,222	32,130	36,352
Notes Payable	0	(678)	(678)
Repurchase Agreements	2,936	743	3,679

Total Interest Expense	$(65,636)	$(10,298)	$(75,934)

Change in Net Interest Income	$(73,381)	$185,301	$112,220

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

NON INTEREST INCOME AND NON INTEREST EXPENSE

     The increase in non-interest income for the first three months of 2005 compared to the first three months of 2004 was attributable to an increase in service fees for various deposit accounts, which went into effect during the second quarter of 2004.

     The increase in non-interest expense is attributable in part to an increase of $135,511 in salaries and benefits. This increase is the result of normal salary increases as well as increase in health care costs. The Company has experienced an increase in fraudulent activity related to its ATM and Debit cards, with total charge-offs for the first three months of 2005 of $20,591, compared to $376 for the first three months of 2004. Although the dollar amounts of these charge-offs are immaterial, this is a crime that is on the rise and a trend that the Company intends to manage closely. Additionally, an increase in legal fees is recognized due to increased regulations, requiring the Company to seek legal advice on more issues than in the past. Compliance with the Sarbanes Oxley Act continues to impact both legal and audit fees as the Company prepares to meet the requirements of Section 404 of the Sarbanes Oxley Act.

     Management monitors all components of other non-interest expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate. This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     Provisions for income taxes increased $139,200 with figures of $152,410 for the first quarter of 2005 versus $13,210 for the same period in 2004. The tax figure for the first quarter of 2004 is significantly lower due to the tax effect of a capital loss realized in that quarter, related to the Company's sale in 2003 of the Liberty Savings Bank charter.

CHANGES IN FINANCIAL CONDITION

     The following table reflects the composition of the Company's major categories of assets and liabilities as of the dates indicated:
ASSETS	March 31, 2005		December 31, 2004		March 31, 2004

Loans (gross)	$229,696,987	68.85%	$229,633,185	68.58%	$204,746,443	62.61%
Available for Sale Securities	47,690,222	14.29%	51,150,344	15.28%	56,271,253	17.21%
Held to Maturity Securities	33,514,777	10.05%	31,579,178	9.43%	46,660,330	14.27%

LIABILITIES

Savings Deposits	$47,626,726	14.28%	$47,288,161	14.12%	$44,056,294	13.47%
NOW & Money Market Funds	87,579,159	26.25%	94,502,798	28.22%	93,461,043	28.58%
Time Deposits	97,873,610	29.34%	98,089,308	29.29%	101,609,548	31.07%

     A new commercial loan program was introduced in the second half of 2004, contributing to the increase in loans from March 31, 2004 to March 31, 2005. These loans were partially funded with the sale of investments from our available for sale portfolio. NOW and money market accounts decreased due primarily to the effects of stiffening competition for municipal account relationships, which are a component of money market accounts. Savings accounts have increased moderately, while time deposits have decreased throughout the comparison periods.

TableofContents

RISK MANAGEMENT

Interest Rate Risk and Asset and Liability Management - Management actively monitors and manages its interest rate risk exposure and attempts to structure the balance sheet to maximize net interest income while controlling its exposure to interest rate risk. The Company's Asset/Liability Management Committee (ALCO) formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, and various business strategies. The ALCO meets monthly to review financial statements, liquidity levels, yields and spreads to better understand, measure, monitor and control the Company's interest rate risk. In the ALCO process, the committee members apply policy limits set forth in the Asset Liability, Liquidity and Investment policies approved by the Company's Board of Directors. The ALCO's methods for evaluating interest rate risk include an analysis of the effects of interest rate changes on net interest income and an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the entire balance sheet.

     Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company's interest sensitive assets and liabilities also change, thereby impacting net interest income (NII), the primary component of the Company's earnings. Fluctuations in interest rates can also have an impact on liquidity. The ALCO uses an outside consultant to perform quarterly rate shock simulations to the Company's net interest income, as well as a variety of other analyses. It is the ALCO's function to provide the assumptions used in the modeling process. The ALCO utilizes the results of this simulation model to quantify the estimated exposure of NII and liquidity to sustained interest rate changes. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company's balance sheet. Furthermore, the model simulates the balance sheet's sensitivity to a prolonged flat rate environment. All rate scenarios are simulated assuming a parallel shift of the yield curve; however further simulations are performed utilizing a flattening yield curve as well. This sensitivity analysis is compared to the ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) shift upward and a 100 bp shift downward in interest rates. The analysis also provides a summary of the Company's liquidity position. Furthermore, the analysis provides testing of the assumptions used in previous simulation models by comparing the projected NII with actual NII. The asset/liability simulation model provides management with an important tool for making sound economic decisions regarding the balance sheet.

     While assumptions are developed based upon current economic and local market conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions, including how or when customer preferences or competitor influences might change.

Credit Risk - A primary concern of management is to reduce the exposure to credit loss within the loan portfolio. Management follows established underwriting guidelines, and any exceptions to the policy must be approved by a loan officer with higher authority than the loan officer originating the loan. The adequacy of the loan loss coverage is reviewed quarterly by the risk management committee of the Board of Directors. This committee meets to discuss, among other matters, potential exposures, historical loss experience, and overall economic conditions. Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency. A variety of loans are reviewed periodically by an independent firm in order to assure accuracy of the Company's internal risk ratings and compliance with various internal policies and procedures, as well as those set by the regulatory authorities. The Company also employs a Credit Administration Officer whose duties include monitoring and reporting on the status of the loan portfolio including delinquent and non-performing loans.

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:
	March 31, 2005		December 31, 2004
	Total Loans	% of Total	Total Loans	% of Total
Real Estate Loans
Construction & Land Development	$11,713,266	5.10%	$11,646,486	5.07%
Farm Land	2,376,359	1.03%	2,495,782	1.09%
1-4 Family Residential	119,489,624	52.02%	118,973,830	51.81%
Home Equity Lines	9,617,859	4.19%	8,580,929	3.74%
Commercial Real Estate	42,550,536	18.53%	43,609,781	18.99%
Loans to Finance Agricultural Production	377,622	0.16%	443,259	0.19%
Commercial & Industrial	22,553,640	9.82%	21,592,005	9.40%
Consumer Loans	20,458,395	8.91%	21,716,221	9.46%
All Other Loans	559,686	0.24%	574,892	0.25%

Gross Loans	229,696,987	100%	229,633,185	100%

Less:
Allowance for Loan Losses	(2,163,445)	-0.94%	(2,153,372)	-0.94%
Deferred Loan Fees	(709,729)	-0.31%	(763,774)	-0.33%

Net Loans	$226,823,813	98.75%	$226,716,039	98.73%

Allowance for loan losses and provisions - The Company continues to maintain an allowance for loan losses at a level that management believes is adequate to absorb losses inherent in the loan portfolio. As of March 31, 2005, the Company maintained a residential loan portfolio of $129.1 million, compared to $127.6 million at December 31, 2004, and a commercial real estate portfolio (including construction, land development and farm land loans) of $56.6 million and $57.8 million, respectively, together accounting for approximately 81% of the total loan portfolio in both comparison periods. The Company's commercial loan portfolio includes loans that carry guarantees from government programs. At March 31, 2005, the Company had $15.1 million in guaranteed loans, compared to $14.6 million at December 31, 2004. The volume of residential and commercial loans secured by real estate, together with the low historical loan loss experience in these portfolios, helps to support the Company's basis for loan loss coverage. Furthermore, the Company is committed to a conservative lending philosophy and maintains high credit and underwriting standards. In establishing the ALL, management uses qualitative factors to simulate current lending conditions. The lenders and credit administration staffs are highly skilled and dedicated to the high standards and expectations of the Company. The expansion into Central Vermont has given the Company an opportunity to diversify the geographic risk in the loan portfolio with loans from a stronger economic community. When the Company expanded into the new market in Central Vermont, experienced lenders were hired and trained to be sure that the same high level of standards would be followed for the loans originated in this new market; all credit administration and underwriting is centralized to ensure consistency. The following tables reflect the Company's success in managing the credit risk within the portfolio. These levels are well below industry standards as reported in the Uniform Bank Performance Report (UBPR).

The following table summarizes the Company's loan loss experience for the three months ended March 31,

	2005	2004

Loans Outstanding End of Period	$229,696,987	$204,746,443

Average Loans Outstanding During Period	$229,456,571	$205,304,983

Loan Loss Reserve, Beginning of Period	$2,153,372	$2,199,110
Loans Charged Off:
Residential Real Estate	4,602	11,431
Commercial Real Estate	0	0
Commercial Loans not Secured by Real Estate	10,000	0
Consumer Loans	29,089	60,970

Total Loans Charged Off	43,691	72,401
Recoveries:
Residential Real Estate	610	645
Commercial Real Estate	0	0
Commercial Loans not Secured by Real Estate	3,632	948
Consumer Loans	12,022	34,808

Total Recoveries	16,264	36,401

Net Loans Charged Off	27,427	36,000
Provision Charged to Income	37,500	51,000

Loan Loss Reserve, End of Period	$2,163,445	$2,214,110

TableofContents

Non-performing assets for the comparison periods were as follows:
	March 31, 2005	December 31, 2004

		Percent		Percent
	Balance	of Total	Balance	of Total

Non-Accruing loans	$698,710	97.79%	$865,443	75.73%
Loans past due 90 days or more and still accruing	5,814.81%		194,594	17.03%
Other real estate owned	10,000	1.40%	82,800	7.24%

Total	$714,524	100.00%	$1,142,837	100.00%

     Other real estate owned is made up of property that the Company has acquired by deed in lieu of foreclosure or through normal foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. The estimated fair value of the property is determined prior to transferring the balance to other real estate owned. The balance transferred to OREO is the lesser of the estimated fair market value of the property, or the book value of the loan, less estimated cost to sell. A write-down may be deemed necessary to bring the book value of the loan equal to the appraised value. Appraisals or loan officer evaluations are then done periodically thereafter charging any additional write-downs to the appropriate expense account.

     Specific allocations are made in the allowance for loan losses in situations management believes may represent a greater risk for loss. In addition, a portion of the allowance (termed "unallocated") is established to absorb inherent losses that probably exist as of the valuation date although not identified through management's objective processes for estimated credit losses. A quarterly review of various qualitative factors, including levels of, and trends in, delinquencies and non-accruals and national and local economic trends and conditions, helps to ensure that areas with potential risk are noted and coverage increased or decreased to reflect the trends in delinquencies and non-accruals. Residential mortgage loans make up the largest part of the loan portfolio and have the lowest historical loss ratio, helping to alleviate the overall risk. While the allowance is described as consisting of separate allocated portions, the entire allowance is available to support loan losses, regardless of category.

Market Risk - In addition to credit risk in the Company's loan portfolio and liquidity risk, the Company's business activities also generate market risk. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, and deposit taking activities. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to loan prepayment risks, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product. As discussed above under "Interest Rate Risk and Asset and Liability Management", the Company actively monitors and manages its interest rate risk through the ALCO process.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first three months of 2005, there has not been any activity that has created any additional types of off-balance-sheet risk.

     The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk as of March 31, 2005 are as follows:

Contract or
Notional Amount

Commitments to extend credit	$31,518,636
Unused portions of credit card lines	8,965,241
Standby letters of credit	380,930
MPF credit enhancement obligation, net of liability recorded	889,073

     Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table presents, as of March 31, 2005, significant fixed and determinable contractual obligations to third parties, by payment date:

	Less than	2-3	4-5	More than
	1 year	years	years	5 years	Total

Operating Leases	$157,264	$271,459	$295,644	$716,568	$1,440,935
Housing Limited Partnerships	62,349	0	0	0	62,349
FHLB Borrowings	6,000,000	30,000	0	5,010,000	11,040,000

Total	$6,219,613	$301,459	$295,644	$5,726,568	$12,543,284

LIQUIDITY AND CAPITAL RESOURCES

     Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The Company's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities, sales of loans available for sale, and earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to roll over risk on deposits and limits reliance on volatile short-term borrowed funds. Short-term funding needs arise from declines in deposits or other funding sources and funding of loan commitments. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds.

     The Company's investment portfolio and loan portfolio have seen minimal change for the first three months of 2005, while its deposit accounts, primarily NOW and money market accounts have decreased $6.9 million, contributing to the increase in other borrowed funds of $8.4 million in order to fund loan demand.

     The Company has a $4.3 million credit line with the Federal Home Loan Bank of Boston (FHLB) with an available balance of $0.6 million at March 31, 2005. Interest is chargeable at a rate determined daily approximately 25 basis points higher than the rate paid on federal funds sold. Additional borrowing capacity of approximately $92.8 million through the FHLB is secured by the Company's qualifying loan portfolio.

     As of March 31, 2005, the Company had long-term advances of $11.04 million against the $92.8 million and an advance of $3.7 million against the $4.3 million credit line. The advances with maturity dates greater than a year with higher interest rates are subject to a substantial pre-payment penalty. Although the rates are higher than the current market, the imposed penalty far outweighs the interest charged. The Company's outstanding advances consist of the following:

	Annual		Principal
Purchase Date	Rate	Maturity Date	Balance

January 28, 2005	2.71%	April 15, 2005	$3,000,000
January 28, 2005	2.78%	May 13, 2005	3,000,000
November 16, 1992	7.57%	November 16, 2007	30,000
November 16, 1992	7.67%	November 16, 2012	10,000
January 16, 2001	4.78%	January 18, 2011	5,000,000

Total Long-term Advances			$11,040,000

Federal Funds Purchased			$3,724,000

     Under a separate agreement with FHLB, the Company has the authority to collateralize public unit deposits, up to its FHLB borrowing capacity ($92.8 million less outstanding advances noted above) with letters of credit issued by the FHLB. At March 31, 2005, approximately $52.2 million was pledged, under this agreement, as collateral for these deposits. Interest is charged to the Company quarterly based on the average daily balance for the quarter at an annual rate of 20 basis points. The average daily balance for the first quarter of 2005, was approximately $16.4 million.

     In December 2004, the Company declared a cash dividend of $0.17 per share, payable in the first quarter of 2005, requiring the bank to book an accrual of $650,449 during the fourth quarter. In March 2005, the Company declared a cash dividend of $0.17 per share, payable in the second quarter of 2005, requiring an accrual of $652,627 at March 31, 2005.

The following table illustrates the changes in shareholders' equity from December 31, 2004 to March 31, 2005:

Balance at December 31, 2004 (book value $7.30 per share)	$28,043,446
Net income	730,141
Issuance of stock	214,521
Purchase of treasury stock (fractional share redemption)	(33)
Total Dividends declared	(652,627)
Change in unrealized gains on available-for-sale securities, net of tax	(253,565)

Balance at March 31, 2005 (book value $7.29 per share)	$28,081,883

     At March 31, 2005, the Company reported that of the 405,000 shares authorized for the stock buyback plan, 167,993 shares have been purchased, leaving 237,007 shares available for repurchase. The repurchase price paid for these shares ranged from $9.75 per share in May of 2000 to $16.45 per share paid in March of 2004. During the first three months of 2005, the Company did not repurchase any shares pursuant to the buyback authority. The last purchase was October 12, 2004 in which 5,815 shares were repurchased at a price of $16.15 per share. For additional information on stock repurchases by the Company and affiliated purchasers (as defined in SEC Rule 10b-18) refer to Part II, Item 2 of this Report.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Under current guidelines, banks must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). The risk-based ratios of the Company and its Subsidiary exceeded regulatory guidelines at March 31, 2005 with reported risk-weighted assets of $197.6 million compared to $196.2 million at December 31, 2004 and total capital of $30.1 million and $30.0 million, respectively. The Company's total risk-based capital to risk-weighted assets was 15.25% and 15.45% at March 31, 2005 and December 31, 2004, respectively. The Company's Tier 1 capital to risk-weighted assets was 14.00% and 14.20% at March 31, 2005 and December 31, 2004, respectively. In addition to risk-based capital requirements, bank holding companies are required to maintain minimum leverage capital ratios of core capital to average assets of $4.0%. The Company exceeded these requirements with leverage ratios of 8.30% as of March 31, 2005, and 8.34% at December 31, 2004.

     Regulators have also established guidelines for minimum capital ratio requirements that define a bank as well-capitalized under prompt corrective action provisions. These minimums are risk-based capital ratio of 10.0% and Tier 1 capital ratio of 6.0%. As of March 31, 2005, the Company and its Subsidiary were deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Company's classification.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's management of the credit, liquidity and market risk inherent in its business operations is discussed in Part 1, Item 2 of this report under the caption "RISK MANAGEMENT", as well as in the Company's 2004 annual report on form 10-K. Management does not believe that there have been any material changes in the nature or categories of the Company's risk exposures from those disclosed in such 10-K report.

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

ITEM 2. Unregistered Sales of Securities and Use of Proceeds

The following table provides information as to purchases of the Company's common stock during the first quarter ended March 31, 2005, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):
				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
For the month ended:	Shares Purchased(1)(2)	Paid Per Share	Announced Plan(3)	End of the Period

January 1 - January 31	0	0	0	237,007
February 1 - February 28	4,200	$17.00	0	237,007
March 1 - March 31	0	0	0	237,007

Total	4,200	$17.00	0	237,007

(1)  All 4,200 shares were purchased by Community Financial Services Group, LLC ("CFSG"), which may be deemed to be an affiliate of the Company under Rule 10b-18, for the account of participants invested in the Company Stock Fund under the Company's Retirement Savings Plan. All purchases by CFSG were made in the open market in brokerage transactions and reported on the OTC Bulletin Board©.

(2)  Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's Dividend Reinvestment Plan.

(3)  The Company's Board of Directors in April, 2000 initially authorized the repurchase from time to time of up to 205,000 shares of the Company's common stock in open market and privately negotiated transactions, in management's discretion and as market conditions may warrant. The Board extended this authorization on October 15, 2002 to repurchase an additional 200,000 shares, with an aggregate limit for such repurchases under both authorizations of $3.5 million. The approval did not specify a termination date.

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

COMMUNITY BANCORP.

DATED: May 10, 2005	By: /s/ Richard C. White
Richard C. White, Chairman &
Chief Executive Officer

DATED: May 10, 2005	By: /s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Operating Officer
(Chief Financial Officer)