Form 10-Q
period 2005-06-30
COMMUNITY BANCORP /VT
filed 2005-08-10
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

At August 10, 2005, there were 4,055,299 shares outstanding of the Corporation's common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Balance Sheets
	June 30	December 31	June 30
	2005	2004	2004
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$8,626,094	$8,390,806	$12,529,172
Federal funds sold and overnight deposits	74,085	0	3,518,537

Total cash and cash equivalents	8,700,179	8,390,806	16,047,709
Securities held-to-maturity (fair value $18,387,000 at 06/30/05,
$31,587,658 at 12/31/04 and $21,522,492 at 06/30/04)	18,325,736	31,579,178	21,452,759
Securities available-for-sale	42,829,839	51,150,344	49,994,886
Restricted equity securities, at cost	3,015,750	2,315,450	2,310,650
Loans held-for-sale	868,597	1,833,397	1,509,863
Loans	233,864,129	227,799,788	206,914,372
Allowance for loan losses	(2,170,363)	(2,153,372)	(2,254,308)
Unearned net loan fees	(695,466)	(763,774)	(774,697)

Net loans	230,998,300	224,882,642	203,885,367
Bank premises and equipment, net	9,422,202	8,057,120	7,763,600
Accrued interest receivable	1,524,401	1,652,827	1,435,856
Other real estate owned, net	0	82,800	82,800
Other assets	4,765,294	4,891,930	4,135,774

Total assets	$320,450,298	$334,836,494	$308,619,264

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$44,801,154	$42,725,604	$39,011,142
NOW and money market accounts	68,872,277	94,502,798	67,205,425
Savings	47,233,747	47,288,161	46,681,757
Time deposits, $100,000 and over	22,651,208	21,804,521	21,968,820
Other time deposits	75,985,336	76,284,787	77,944,749

Total deposits	259,543,722	282,605,871	252,811,893

Federal funds purchased and other borrowed funds	17,899,000	6,407,000	13,380,000
Repurchase agreements	12,558,291	14,907,518	11,873,549
Accrued interest and other liabilities	1,955,273	2,872,659	3,033,139

Total liabilities	291,956,286	306,793,048	281,098,581

Shareholders' Equity
Common stock - $2.50 par value; 6,000,000 shares authorized
and 4,254,402 shares issued at 06/30/05, 4,037,548 shares
issued at 12/31/04 and 4,014,349 shares issued at 06/30/04	10,636,004	10,093,871	10,035,873
Additional paid-in capital	20,967,782	17,778,605	17,459,952
Retained (deficit) earnings	(387,121)	2,776,011	2,260,788
Accumulated other comprehensive loss	(283,453)	(168,679)	(1,544)
Less: treasury stock, at cost; 198,609 shares at 06/30/05, 198,444
shares at 12/31/04, and 185,938 shares at 06/30/04	(2,439,200)	(2,436,362)	(2,234,386)

Total shareholders' equity	28,494,012	28,043,446	27,520,683

Total liabilities and shareholders' equity	$320,450,298	$334,836,494	$308,619,264

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
( Unaudited )

For The Second Quarter Ended June 30,	2005	2004

Interest income
Interest and fees on loans	$3,752,190	$3,369,169
Interest on debt securities
Taxable	376,879	521,559
Tax-exempt	259,420	269,598
Dividends	31,746	12,337
Interest on federal funds sold and overnight deposits	1,713	4,475

Total interest income	4,421,948	4,177,138

Interest expense
Interest on deposits	1,122,531	1,117,351
Interest on borrowed funds	148,798	80,307
Interest on repurchase agreements	47,582	28,607

Total interest expense	1,318,911	1,226,265

Net interest income	3,103,037	2,950,873
Provision for loan losses	37,500	34,000

Net interest income after provision	3,065,537	2,916,873

Non-interest income
Service fees	304,902	354,182
Security gains	0	18,631
Other income	491,401	511,339

Total non-interest income	796,303	884,152

Non-interest expense
Salaries and wages	1,134,134	1,034,579
Pension and other employee benefits	408,644	340,161
Occupancy expenses, net	497,646	519,013
Other expenses	913,311	883,346

Total non-interest expense	2,953,735	2,777,099

Income before income taxes	908,105	1,023,926
Applicable income taxes	151,061	204,725

Net Income	$757,044	$819,201

Earnings per share on weighted average	$0.19	$0.20

Weighted average number of common shares
used in computing earnings per share	4,047,504	4,009,254

Dividends declared per share	$0.17	$0.16

Book value per share on shares outstanding at June 30,	$7.03	$6.85

All per share data for prior periods have been restated to reflect a 5% stock dividend declared in May 2005.
The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
( Unaudited )

For The Six Months Ended June 30,	2005	2004

Interest income
Interest and fees on loans	$7,445,551	$6,682,771
Interest on debt securities
Taxable	786,728	1,114,698
Tax-exempt	484,884	510,412
Dividends	57,947	20,953
Interest on federal funds sold and overnight deposits	4,001	9,405

Total interest income	8,779,111	8,338,239

Interest expense
Interest on deposits	2,159,579	2,269,686
Interest on borrowed funds	257,802	153,637
Interest on repurchase agreements	81,416	58,762

Total interest expense	2,498,797	2,482,085

Net interest income	6,280,314	5,856,154
Provision for loan losses	75,000	85,000

Net interest income after provision	6,205,314	5,771,154

Non-interest income
Service fees	590,456	601,148
Security gains	0	18,631
Other income	900,436	927,582

Total non-interest income	1,490,892	1,547,361

Non-interest expense
Salaries and wages	2,272,605	2,065,336
Pension and other employee benefits	813,308	717,028
Occupancy expenses, net	1,011,553	1,013,433
Other expenses	1,808,084	1,721,741

Total non-interest expense	5,905,550	5,517,538

Income before income taxes	1,790,656	1,800,977
Applicable income taxes	303,471	217,934

Net Income	$1,487,185	$1,583,043

Earnings per share on weighted average	$0.37	$0.40

Weighted average number of common shares
used in computing earnings per share	4,041,566	3,999,987

Dividends declared per share	$0.33	$0.32

Book value per share on shares outstanding at June 30,	$7.03	$6.85

All per share data for prior periods have been restated to reflect a 5% stock dividend declared in May 2005.
The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30,	2005	2004

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$1,487,185	$1,583,043
Adjustments to Reconcile Net Income to Net Cash Provided by Operating
Activities:
Depreciation and amortization	382,887	387,960
Provision for loan losses	75,000	85,000
Provision (credit) for deferred income taxes	73,877	(25,411)
Net gain on sale of loans	(181,526)	(230,173)
Gain on sale of fixed assets	8,507	0
Net gain on sale of securities	0	(18,631)
Gains on sales of other real estate owned	(7,710)	(6,314)
(Gain) loss on Trust LLC	(7,526)	11,762
Amortization of bond premium, net	142,769	234,724
Proceeds from sales of loans held for sale	12,933,412	19,964,766
Originations of loans held for sale	(11,787,086)	(18,991,305)
(Decrease) increase in taxes payable	(247,555)	201,257
Decrease in interest receivable	128,426	240,334
Increase in mortgage servicing rights	(78,353)	(103,105)
(Increase) decrease in other assets	(111,183)	122,165
Decrease in unamortized loan fees	(68,308)	(30,587)
Increase (decrease) in interest payable	74,349	(27,572)
Increase (decrease) in accrued expenses	41,936	(383,041)
(Decrease) increase in other liabilities	(35,957)	12,296

Net cash provided by operating activities	2,823,144	3,027,168

Cash Flows from Investing Activities:
Investments - held to maturity
Maturities and paydowns	19,647,449	31,502,073
Purchases	(6,390,171)	(11,410,436)
Investments - available for sale
Sales and maturities	9,000,000	11,038,770
Purchases	(1,000,000)	(5,680,000)
Purchase of restricted equity securities	(700,300)	(953,800)
Investment in limited partnership, net	(474,299)	(292,118)
Increase in loans, net	(6,166,023)	(2,770,261)
Capital expenditures, net	(1,756,476)	(336,637)
Proceeds from sales of other real estate owned	100,510	39,678
Recoveries of loans charged off	33,673	75,812

Net cash provided by investing activities	12,294,363	21,213,081

Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market and savings accounts	(23,609,385)	(25,016,820)
Net increase (decrease) in certificates of deposit	547,236	(1,850,546)
Net decrease in short-term borrowings and repurchase agreements	(2,349,227)	(143,021)
Net increase in borrowed funds and federal funds purchased	11,492,000	5,340,000
Payments to acquire treasury stock	(2,838)	(49,881)
Dividends paid	(885,920)	(844,182)

Net cash used in financing activities	(14,808,134)	(22,564,450)

Net increase in cash and cash equivalents	309,373	1,675,799
Cash and cash equivalents:
Beginning	8,390,806	14,371,910

Ending	$8,700,179	$16,047,709

Supplemental Schedule of Cash Paid During the Period
Interest		$2,424,448		$2,509,657

Income taxes		$525,000		$42,088

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$	(173,900)	$	(769,015)

Other real estate owned acquired in settlements of loans		$10,000		$27,887

Investments in limited partnerships
Decrease in limited partnerships		$169,500		$149,801
Decrease in contributions payable		(643,799)		(441,919)

	$	(474,299)	$	(292,118)

Dividends Paid
Dividends declared		$1,339,986		$1,294,125
Increase in dividends payable attributable to dividends declared		(36,911)		(4,106)
Dividends reinvested		(417,155)		(445,837)

		$885,920		$844,182

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

NOTE 2. 5% STOCK DIVIDEND

     In May 2005, the Company declared a 5% stock dividend payable July 1, 2005 to shareholders of record as of June 15, 2005. As a result of this stock dividend, all per share data for prior periods have been restated.

NOTE 3.  RECENT ACCOUNTING DEVELOPMENTS

     Any accounting developments announced during the first six months of 2005 were not applicable, thereby requiring no disclosure by the Company.

NOTE 4. EARNINGS PER SHARE

     Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period (retroactively adjusted for stock splits and stock dividends) and reduced for shares held in Treasury.

NOTE 5.  COMPREHENSIVE INCOME

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

The Company's total comprehensive income for the comparison period is calculated as follows:
For the second quarter ended June 30,	2005	2004

Net Income	$757,044	$819,201
Other comprehensive income, net of tax:
Change in unrealized holdings gains (losses) on available-for-sale
securities arising during the period	210,289	(1,120,082)
Reclassification adjustment for gains (losses) realized in income	0	(18,631)

Net unrealized gains (losses)	210,289	(1,138,713)
Tax effect	(71,498)	387,163

Other comprehensive income (loss), net of tax	138,791	(751,550)

Total comprehensive income	$895,835	$67,651

For the six months ended June 30,	2005	2004

Net Income	$1,487,185	$1,583,043
Other comprehensive income, net of tax:
Change in unrealized holdings gains (losses) on available-for-sale
securities arising during the period	(173,900)	(750,384)
Reclassification adjustment for gains (losses) realized in income	0	(18,631)

Net unrealized losses	(173,900)	(769,015)
Tax effect	59,126	261,465

Other comprehensive loss, net of tax	(114,774)	(507,550)

Total comprehensive income	$1,372,411	$1,075,493

TableofContents

NOTE 6. INCOME TAXES

     Provision for income taxes increased $85,537 to $303,471 for the first six months of 2005 versus $217,934 for the same period in 2004. Income taxes for 2005 are in line with net income for the first six months, while income taxes for the first six months of 2004 are lower due to the tax effect of a capital loss recognized in 2004 related to the Company's sale in 2003 of the Liberty Savings Bank charter.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended June 30, 2005

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

OVERVIEW

     The following Management's Discussion and Analysis explains in detail the results of the second quarter and first six months of 2005.

     Net Income was down for the first half of 2005 as compared to 2004 by $95,858.This decline reflects the effect of a $116,540 capital loss recognized for tax purposes in 2004, resulting from the sale of our inactive bank franchise in New Hampshire. Without this transaction, earnings would have been higher in 2005 compared to 2004.

     In May 2005 the Company declared a 5% stock dividend to be paid in the third quarter of 2005, which required a charge to retained earnings for accounting purposes, resulting in negative retained earnings at June 30, 2005. All per share data for prior periods have been restated to reflect this stock dividend.

     Net interest income for the first six months of 2005 was $152,164 over net interest income for the first six months of 2004, however the flattening yield curve will continue to put pressure on our spreads. Short-term interest rates, which affect our deposit rates, continue to rise, but the long-term rates, which affect our lending rates, have stayed relatively flat. We expect this phenomenon to continue until some expectation of inflation introduces itself to the U.S. economy, thus driving long-term rates upward and creating a steepening yield curve.

     Total assets grew from June 30, 2004 to June 30, 2005 by $11,831,034, but fell from December 31, 2004 levels by $14,386,196. This loss of assets as of June 30 each year is typical of our cyclical growth pattern. Many of our municipal loans mature at the end of June and likely renew during the first weeks of the third quarter. This year, approximately $22,000,000 of municipal loans matured at the end of June, and at this time we have the same amount expected to close by August 15, 2005.

     Non-interest income was down year to date as compared to the first half of 2004 by $56,469. Service fees on deposit accounts are down by $10,692 as more people maintain sufficient balances to avoid service fees and over-draft fees. We had no security gains this year, and other income was down by $27,146. Non-interest expense increased by $388,012 this first half compared to last year. All of the recent corporate scandals such as Enron and the resulting Sarbanes Oxley Act have resulted in dramatic increases in the cost of regulation, particularly in legal and audit fees. An increase in staff required to report to the regulators has also increased the cost of doing business. We have also experienced higher losses due to the fraudulent use of our customers' debit cards.

     In October of 2004, we broke ground for the new 17,000 square foot addition to our main office in Derby, and work is progressing on schedule and on budget. We currently have 65 people working in space designed for 38, so the new space will be welcome. The result is the inclusion of a new drive up ATM. Additionally, a larger customer lobby with improved seating space will provide more privacy for our customers. This project is providing some construction jobs in the Northeast Kingdom and will allow us to fill two needed positions in the Bank. We continue to believe that the future of banking in the Northeast Kingdom is promising, and this expansion will assist us in maintaining our position as a community leader. The economy of our market area is stable, with neither booms nor busts happening with any degree of regularity.

     The following pages describe the financial results of our second quarter and the first six months of 2005 in much more detail. Please take the time to read them to more fully understand those results in relation to the 2004 three month and six month comparison periods. The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes. This report includes forward-looking statements within the meaning of the Securities and Exchange Act of 1934 (the "Exchange Act").

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

RESULTS OF OPERATIONS

     The Company's net income for the second quarter of 2005 was $757,044, representing a decrease of 7.6% over net income of $819,201 for the second quarter of 2004. This resulted in earnings per share of $0.19 and $0.20, respectively, for the second quarter of 2005 and 2004. Net income for the first six months decreased $95,858, or by 6.1%, with net income for the first six months of 2005 reported at $1.49 million compared to $1.58 million for the same period in 2004. Although net income after taxes declined, core earnings (net interest income) for the first six months of 2005 increased $424,160, or 7.2% over the first six months of 2004.

     Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings. During the second quarter and first six months of 2005, average assets increased, while net income decreased resulting in lower ROA and ROE compared to the same periods in 2004. The following table shows these ratios annualized for the comparison periods.

For the second quarter ended June 30,	2005	2004

Return on Average Assets	.91%	1.00%
Return on Average Equity	10.73%	11.78%

For the first six months ended June 30,	2005	2004

Return on Average Assets	.90%	.96%
Return on Average Equity	10.56%	11.49%

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

     The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the six month comparison periods in 2005 and 2004:
For the six months ended June 30,	2005	2004

Net interest income as presented	$6,280,314	$5,856,154
Effect of tax-exempt income	249,789	262,939

Net interest income, tax equivalent	$6,530,103	$6,119,093

TableofContents

AVERAGE BALANCES AND INTEREST RATES

     The table below presents average earning assets and average interest-bearing liabilities supporting earning assets. Interest income (excluding interest on non-accrual loans) and interest expense figures are expressed on a tax equivalent basis, both in dollars and as a rate/yield for the 2005 and 2004 comparison periods. Loans are stated before deduction of non-accrual loans, unearned discount and allowance for loan losses.

	For the Six Months Ended June 30:
		2005			2004
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
INTEREST-EARNING ASSETS
Loans (gross)	$230,948,196	$7,445,551	6.50%	$206,008,649	$6,682,771	6.52%
Taxable Investment Securities	47,704,437	786,728	3.33%	60,888,762	1,114,698	3.68%
Tax Exempt Investment Securities	32,344,670	734,673	4.58%	40,266,513	773,351	3.86%
Federal Funds Sold	154,558	1,805	2.36%	1,245,753	4,845	0.78%
Sweep Account	181,674	2,196	2.44%	1,382,405	4,560	0.66%
Other Securities	2,780,033	57,947	4.20%	1,586,423	20,953	2.66%

TOTAL	$314,113,568	$9,028,900	5.80%	$311,378,505	$8,601,178	5.55%

INTEREST-BEARING LIABILITIES
Savings Deposits	$47,071,363	$81,526	0.35%	$43,653,997	$81,490	0.38%
NOW & Money Market Funds	88,697,030	679,328	1.54%	94,798,167	704,560	1.49%
Time Deposits	97,962,679	1,398,725	2.88%	101,530,835	1,483,636	2.94%
Federal Funds Purchased and
Other Borrowed Funds	14,006,824	256,490	3.69%	9,829,884	150,962	3.09%
Notes Payable	46,961	1,311	5.63%	97,527	2,675	5.52%
Repurchase Agreements	12,759,342	81,417	1.29%	11,831,849	58,762	1.00%

TOTAL	$260,544,199	$2,498,797	1.93%	$261,742,259	$2,482,085	1.91%

Net Interest Income		$6,530,103			$6,119,093
Net Interest Spread			3.87%			3.64%
Interest Differential			4.19%			3.95%

     An increase of $2.7 million is noted in the average volume of earning assets for the first six months of 2005 compared to the same period of 2004, with an increase of 25 basis points in the average yield. Interest earned on the loan portfolio accounts for approximately 82.5% of total interest income for 2005 and 77.7% for 2004.

     Interest paid on time deposits is the largest component of the Company's interest expense, comprising 56.0% and 59.8%, respectively, of total interest expense for the 2005 and 2004 comparison periods. The average volume of interest-bearing liabilities for the first six months of 2005 decreased approximately $1.2 million over the 2004 comparison period, while the rate paid on these accounts increased two basis points.

     The yield on loans has decreased slightly due to the lack of increase in long-term rates. The Company's balance sheet is slightly asset sensitive, therefore those loans that are tied to the Prime rate have repriced to a higher rate, however real estate loans are tied to long-term rates and the long-term rates have not increased, therefore yields are not increasing. On the liability side, the increase in short-term rates over the last six months has created pressure to increase rates on deposit products. The Company has resisted increasing rates on all the non-maturing products in order to manage spreads. The Company has however offered specials such as a high-yielding money market account for higher-balance accounts and various time-deposit specials. As time deposits mature, some are renewing at shorter terms with lower rates, while others are being shifted to other products or moved to other institutions. Managing the liability side of the balance sheet is a balancing act between managing yields while retaining and attracting deposits for funding.

TableofContents

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first six months of 2005 and 2004 resulting from volume changes in average assets and average liabilities and fluctuations in rates earned and paid.
	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

Loans(2)	$(45,806)	$808,586	$762,780
Taxable Investment Securities	(110,255)	(217,715)	(327,970)
Tax Exempt Investment Securities	141,241	(179,919)	(38,678)
Federal Funds Sold	9,730	(12,770)	(3,040)
Sweep Account	12,165	(14,529)	(2,364)
Other Securities	21,206	15,788	36,994

Total Interest Earnings	$28,281	$399,441	$427,722

Savings Deposits	$(6,422)	$6,458	$36
NOW & Money Market Funds	21,361	(46,593)	(25,232)
Time Deposits	(33,952)	(50,959)	(84,911)
Other Borrowed Funds	41,347	64,181	105,528
Notes Payable	48	(1,412)	(1,364)
Repurchase Agreements	18,043	4,612	22,655

Total Interest Expense	$40,425	$(23,713)	$16,712

Change in Net Interest Income	$(12,144)	$423,154	$411,010

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

NON INTEREST INCOME AND NON INTEREST EXPENSE

     A decrease in non-interest income is noted for both the three month and six month comparison periods. The second quarter of 2005 decreased $87,849 compared to the same period of 2004, while the decrease for the first six months of 2005 compared to 2004 was $56,469. These decreases are attributable to many factors including the discontinuance of Generations Gold, a deposit product offering discounts on travel & tourism promotions, which generated fee income for the first six months of 2004 of just under $10,000, and a decrease in income from loans sold to the secondary market. Activity in the Company's investment portfolio in 2005 was limited to calls and maturities, thereby generating no income from gains, compared to $18,631 in 2004.

     Increases are noted in non-interest expense for both periods. Salaries and wages, and pension and benefits account for most of the increase, with an increase of $168,038 for the second quarter comparison periods and $303,549 for the six month comparison periods for 2005 versus 2004. This increase is the result of normal salary increases as well as increase in health care costs. The Company has experienced an increase in fraudulent activity related to its ATM and Debit cards, with total charge-offs for the first six months of 2005 of $23,701, compared to $5,623 for the first six months of 2004. Although the dollar amounts of these charge-offs are immaterial, this is a crime that is on the rise and a trend that the Company intends to monitor closely. Additionally, an increase in legal fees is recognized due to increased regulations, requiring the Company to seek legal advice on more issues than in the past. Compliance with the Sarbanes Oxley Act continues to impact both legal and audit fees as the Company prepares to meet the requirements of Section 404 of the Sarbanes Oxley Act. Additionally, increased reporting requirements through the Securities and Exchange Commission (SEC) have also had a financial impact on the Company's earnings.

     Management monitors all components of other non-interest expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate. This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     Provisions for income taxes for the second quarter comparison periods decreased $53,664 with figures of $151,061 for 2005 versus $204,725 for 2004, reflecting lower net income for the second quarter of 2005 as well as an increase in allowable tax credits. However, an increase of $85,537 in the provision for income taxes is noted for the first six months of 2005 versus 2004, with figures of $303,471 for 2005 compared to $217,934 for 2004. As indicated in the "Overview" above and in Note 6 of the Notes to the Financial Statements, the lower tax provision for the first six months of 2004 is attributable to the tax effect of a capital loss recognized in the first quarter of that year, related to the Company's sale in 2003 of the Liberty Savings Bank charter.

CHANGES IN FINANCIAL CONDITION

     The following table reflects the composition of the Company's major categories of assets and liabilities as of the dates indicated:
ASSETS	June 30, 2005		December 31, 2004		June 30, 2004

Loans (gross)*	$234,732,726	73.25%	$229,633,185	68.58%	$208,424,235	67.53%
Available for Sale Securities	42,829,839	13.37%	51,150,344	15.28%	49,994,886	16.20%
Held to Maturity Securities	18,325,736	5.72%	31,579,178	9.43%	21,452,759	6.95%
*includes loans held for sale

LIABILITIES

Savings Deposits	$47,233,747	14.74%	$47,288,161	14.12%	$46,681,757	15.13%
NOW & Money Market Funds	68,872,277	21.49%	94,502,798	28.22%	67,205,425	21.78%
Time Deposits	98,636,544	30.78%	98,089,308	29.29%	99,913,569	32.37%

     A new commercial loan program was introduced in the second half of 2004, contributing to the increase in loans in that year. These loans were partially funded with the sale of investments from our available for sale portfolio in 2004. Further funding was achieved in 2005 as investments either matured or call options were exercised, accounting for the decrease in the available for sale portfolio. The Company's held to maturity portfolio decreased from December 31, 2004 to June 30, 2005 due to the maturity of various municipal accounts. Approximately $22 million in short-term municipal borrowings matured on June 30, 2005 with renewals of approximately the same amount expected to be booked by August 15, 2005. NOW and money market accounts decreased due in part to the effects of stiffening competition for municipal account relationships, which are a component of money market accounts, as well as the maturities of the municipal accounts mentioned in the prior sentence. Following the normal municipal funding cycle, funds from these accounts were used to pay-off the current borrowings during the second quarter of 2005. Savings accounts and time deposits have shown little activity, while time deposits decreased $1.8 million from June 30, 2004 to December 31, 2004, and then increased $547,236 to end at $98.6 million as of June 30, 2005.

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

TableofContents

     Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company's interest sensitive assets and liabilities also change, thereby impacting net interest income (NII), the primary component of the Company's earnings. Fluctuations in interest rates can also have an impact on liquidity. The ALCO uses an outside consultant to perform quarterly rate shock simulations to the Company's net interest income, as well as a variety of other analyses. It is the ALCO's function to provide the assumptions used in the modeling process. The ALCO utilizes the results of this simulation model to quantify the estimated exposure of NII and liquidity to sustained interest rate changes. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company's balance sheet. Furthermore, the model simulates the balance sheet's sensitivity to a prolonged flat rate environment. All rate scenarios are simulated assuming a parallel shift of the yield curve; however further simulations are performed utilizing a flattening yield curve as well. This sensitivity analysis is compared to the ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) shift upward and a 100 bp shift downward in interest rates. During the extended period where interest rates were at an all time low, the sensitivity analysis also provided a 400 bp shift upward scenario. The analysis also provides a summary of the Company's liquidity position. Furthermore, the analysis provides testing of the assumptions used in previous simulation models by comparing the projected NII with actual NII. The asset/liability simulation model provides management with an important tool for making sound economic decisions regarding the balance sheet.

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

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	June 30, 2005		December 31, 2004
	Total Loans	% of Total	Total Loans	% of Total
Real Estate Loans
Construction & Land Development	$13,610,448	5.80%	$11,646,486	5.07%
Farm Land	2,547,947	1.09%	2,495,782	1.09%
1-4 Family Residential	122,901,183	52.36%	118,973,830	51.81%
Home Equity Lines	10,307,515	4.39%	8,580,929	3.74%
Commercial Real Estate	42,246,828	17.99%	43,609,781	18.99%
Loans to Finance Agricultural Production	274,305	0.12%	443,259	0.19%
Commercial & Industrial	21,281,582	9.07%	21,592,005	9.40%
Consumer Loans	21,029,995	8.96%	21,716,221	9.46%
All Other Loans	532,923	0.22%	574,892	0.25%

Gross Loans	234,732,726	100%	229,633,185	100%

Less:
Allowance for Loan Losses	(2,170,363)	-0.92%	(2,153,372)	-0.94%
Deferred Loan Fees	(695,466)	-0.30%	(763,774)	-0.33%

Net Loans	$231,866,897	98.78%	$226,716,039	98.73%

TableofContents

Allowance for loan losses and provisions - The Company continues to maintain an allowance for loan losses at a level that management believes is adequate to absorb losses inherent in the loan portfolio. As of June 30, 2005, the Company maintained a residential loan portfolio of $122.9 million, compared to $119.0 million at December 31, 2004, and a commercial real estate portfolio (including construction, land development and farm land loans) of $58.4 million and $57.8 million, respectively. Together this accounts for approximately 77.2% and 77.0%, respectively, of the total loan portfolio for June 30, 2005 and December 31, 2004. The Company's commercial loan portfolio includes loans that carry guarantees from government programs. At June 30, 2005, the Company had $14 million in guaranteed loans, compared to $14.6 million at December 31, 2004. The volume of residential and commercial loans secured by real estate, together with the low historical loan loss experience in these portfolios, helps to support the Company's basis for loan loss coverage. Furthermore, the Company is committed to a conservative lending philosophy and maintains high credit and underwriting standards. In establishing the ALL, management uses qualitative factors to simulate current lending conditions. The lending and credit administration staffs are highly skilled and dedicated to the high standards and expectations of the Company. The expansion into Central Vermont has given the Company an opportunity to diversify the geographic risk in the loan portfolio with loans from a stronger economic community. When the Company expanded into the new market in Central Vermont, experienced lenders were hired and trained to be sure that the same high level of standards would be followed for the loans originated in this new market; all credit administration and underwriting is centralized to ensure consistency. The following tables reflect the Company's success in managing the credit risk within the portfolio.

The following table summarizes the Company's loan loss experience for the six months ended June 30,

	2005	2004

Loans Outstanding End of Period	$234,732,726	$208,424,235

Average Loans Outstanding During Period	$230,948,196	$206,008,649

Loan Loss Reserve, Beginning of Period	$2,153,372	$2,199,110
Loans Charged Off:
Residential Real Estate	4,602	11,431
Commercial Real Estate	0	0
Commercial Loans not Secured by Real Estate	27,500	0
Consumer Loans	59,580	94,183

Total Loans Charged Off	91,682	105,614
Recoveries:
Residential Real Estate	910	1,045
Commercial Real Estate	0	55
Commercial Loans not Secured by Real Estate	4,330	8,421
Consumer Loans	28,433	66,291

Total Recoveries	33,673	75,812

Net Loans Charged Off	58,009	29,802
Provision Charged to Income	75,000	85,000

Loan Loss Reserve, End of Period	$2,170,363	$2,254,308

Non-performing assets for the comparison periods were as follows:
	June 30, 2005	December 31, 2004

		Percent		Percent
	Balance	of Total	Balance	of Total

Non-Accruing loans	$661,829	85.82%	$865,443	75.73%
Loans past due 90 days or more and still accruing	109,368	14.18%	194,594	17.03%
Other real estate owned	0	0%	82,800	7.24%

Total	$771,197	100.00%	$1,142,837	100.00%

TableofContents

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

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first six months of 2005, there has not been any activity that has created any additional types of off-balance-sheet risk.

     The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk as of June 30, 2005 are as follows:
Contract or
Notional Amount

Commitments to extend credit	$29,872,069
Unused portions of home equity lines of credit	8,047,292
Unused portions of credit card lines	8,759,859
Standby letters of credit	680,930
MPF credit enhancement obligation, net of liability recorded	960,192

     Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

TableofContents

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table presents, as of June 30, 2005, significant fixed and determinable contractual obligations to third parties, by payment date:

	Less than	2-3	4-5	More than
	1 year	years	years	5 years	Total

Operating Leases	$165,404	$334,717	$361,048	$851,640	$1,712,809
Operations Center Project	3,370,826	0	0	0	3,370,826
Housing Limited Partnerships	62,349	0	0	0	62,349
FHLB Borrowings	12,859,000	30,000	0	5,010,000	17,899,000

Total	$16,457,579	$364,717	$361,048	$5,861,640	$23,044,984

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

     The Company's loan portfolio increased moderately during the first six months of 2005, while the investment portfolio has decreased considerably during the same time period. As mentioned in the section labeled "Changes in Financial Condition", this decrease is attributable to the maturity of various municipal investment accounts. Deposit accounts, primarily NOW and money market accounts have decreased $23.1 million, contributing to the increase in other borrowed funds of $11.5 million in order to fund loan demand, which has remained steady. Most of this decrease is from the municipal accounts. For each maturing municipal loan mentioned earlier in the report, is a corresponding money market account that is closed when the loan matures. These deposits are funded when the new loan is booked. This fluctuation is a cyclical pattern for the Company.

     In recent years, while depositors were waiting for improved performance in stock-market based investments, banks were flush with deposits, creating excess liquidity. This liquidity was put to good use while loan demand was high. As depositors gained confidence in the markets, deposit growth has become stagnate, while loan demand has remained steady. Funding for loan growth has been augmented with short-term borrowings and cash flows from maturing investments.

     The Company has taken the approach of offering deposit specials at competitive rates, in varying terms that fit within the balance sheet mix. The strategy of offering specials is meant to provide a means to retain deposits while not having to reprice the entire deposit portfolio.

     The Company has a $4.3 million credit line with the Federal Home Loan Bank of Boston (FHLB) with an available balance of $2.4 million at June 30, 2005. Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold. Additional borrowing capacity of approximately $91.6 million through the FHLB is secured by the Company's qualifying loan portfolio.

     As of June 30, 2005, the Company had short-term advances of $11 million and long-term advances of $5.04 million against the $91.6 million and an advance of $1.9 million against the $4.3 million credit line. The advances with maturity dates greater than a year with higher interest rates are subject to a substantial pre-payment penalty. Although the rates are higher than the current market, the imposed penalty far outweighs the interest rate differential. The Company's outstanding advances consist of the following:

TableofContents

	Annual		Principal
Purchase Date	Rate	Maturity Date	Balance

May 16, 2005	3.15%	July 18, 2005	$3,000,000
June 01, 2005	3.22%	August 01, 2005	4,000,000
May 16, 2005	3.30%	September 16, 2005	3,000,000
June 01, 2005	3.41%	October 03, 2005	1,000,000

Total Short-term Advances			$11,000,000

November 16, 1992	7.57%	November 16, 2007	30,000
November 16, 1992	7.67%	November 16, 2012	10,000
January 16, 2001	4.78%	January 18, 2011	5,000,000

Total Long-term Advances			$5,040,000

Federal Funds Purchased			$1,859,000

     Under a separate agreement with FHLB, the Company has the authority to collateralize public unit deposits, up to its FHLB borrowing capacity ($91.6 million less outstanding advances noted above) with letters of credit issued by the FHLB. At June 30, 2005, approximately $53.5 million was pledged, under this agreement, as collateral for these deposits. Interest is charged to the Company quarterly based on the average daily balance for the quarter at an annual rate of 20 basis points. The average daily balance for the second quarter of 2005 was approximately $13.3 million.

     In December 2004, the Company declared a cash dividend of $0.16 per share, payable in the first quarter of 2005, requiring the bank to book an accrual of $650,449 during the fourth quarter. In March 2005, the Company declared a cash dividend of $0.17 per share, payable in the second quarter of 2005, requiring an accrual of $652,627 at March 31, 2005. In June 2005, the Company declared a cash dividend of $0.17 per share, payable in the third quarter of 2005, requiring an accrual of $687,360. Additionally, in the second quarter of 2005, the Company announced the intent to pay a 5% stock dividend on July 1, 2005. All per share data for prior periods have been restated to reflect this stock dividend.

     Due to the entries required to book the 5% stock dividend and the cash dividend declared in the second quarter of 2005, payable in the third quarter, Retained Earnings became a Retained Deficit at June 30, 2005. Management expects that, as the year progresses, this deficit will revert to earnings.

The following table illustrates the changes in shareholders' equity from December 31, 2004 to June 30, 2005:
Balance at December 31, 2004 (book value $6.96 per share)	$28,043,446
Net income	1,487,185
Issuance of stock	420,979
Purchase of treasury stock (fractional share redemption)	(36)
Purchase of treasury stock (fractional shares from 5% stock dividend)	(2,802)
Total Dividends declared	(1,339,986)
Change in unrealized gains on available-for-sale securities, net of tax	(114,774)

Balance at June 30, 2005 (book value $7.03 per share)	$28,494,012

     At June 30, 2005, of the 405,000 shares authorized for repurchase under the stock buyback plan, 167,993 shares had been purchased, leaving 237,007 shares available for repurchase. The repurchase price paid for these shares ranged from $9.75 per share in May of 2000 to $16.45 per share paid in March of 2004. During the first six months of 2005, the Company did not repurchase any shares pursuant to the buyback authority. The last purchase was October 12, 2004 in which 5,815 shares were repurchased at a price of $16.15 per share. For additional information on stock repurchases by the Company and affiliated purchasers (as defined in SEC Rule 10b-18) refer to Part II, Item 2 of this Report.

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

TableofContents

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Under current guidelines, banks must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). The risk-based ratios of the Company and its Subsidiary exceeded regulatory guidelines at June 30, 2005 with reported risk-weighted assets of $200.1 million compared to $196.2 million at December 31, 2004 and total capital of $30.7 million and $30.0 million, respectively. The Company's total risk-based capital to risk-weighted assets was 15.35% and 15.45% at June 30, 2005 and December 31, 2004, respectively. The Company's Tier 1 capital to risk-weighted assets was 14.10% and 14.20% at June 30, 2005 and December 31, 2004, respectively. In addition to risk-based capital requirements, bank holding companies are required to maintain minimum leverage capital ratios of core capital to average assets of $4.0%. The Company exceeded these requirements with leverage ratios of 8.47% as of June 30, 2005, and 8.34% at December 31, 2004.

     Regulators have also established guidelines for minimum capital ratio requirements that define a bank as well-capitalized under prompt corrective action provisions. These minimums are risk-based capital ratio of 10.0% and Tier 1 capital ratio of 6.0%. As of June 30, 2005, the Company and its Subsidiary were deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Company's classification.

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

TableofContents

ITEM 2. Unregistered Sales of Securities and Use of Proceeds

The following table provides information as to purchases of the Company's common stock during the second quarter ended June 30, 2005, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):
				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
For the month ended:	Shares Purchased(1)(2)	Paid Per Share	Announced Plan(3)	End of the Period

April 1 -April 30	2,145	$17.16	0	237,007
May 1 - May 31	1,300	$16.85	0	237,007
June 1 - June 30	300	$16.90	0	237,007

Total	3,745	$17.03	0	237,007

(1)  All 3,745 shares were purchased by Community Financial Services Group, LLC ("CFSG"), which may be deemed to be an affiliate of the Company under Rule 10b-18, for the account of participants invested in the Company Stock Fund under the Company's Retirement Savings Plan. All purchases by CFSG were made in the open market in brokerage transactions reported on the OTC Bulletin Board©.

(2)  Shares purchased during the period do not include (1) fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's Dividend Reinvestment Plan; or (2) settlement of fractional shares in connection with the payment of a 5% stock dividend declared in May 2005.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders, at the Annual Meeting of Shareholders of Community Bancorp. on May 10, 2005:

To elect three directors to serve until the Annual Meeting of Shareholders in 2008;

To ratify the selection of the independent registered public accounting firm of Berry, Dunn, McNeil & Parker as the Corporation's external auditors for the fiscal year ending December 31, 2005;

The results are as follows:
			AUTHORITY
			WITHHELD/	BROKER
MATTER	FOR	AGAINST	ABSTAIN	NON-VOTE
Election of Directors:
Thomas E. Adams	2,824,555.6895	0.0000	4,935.0430	-0-
Jacques R. Couture	2,818,492.6895	6,063.0000	4,935.0430	-0-
Richard C. White	2,824,384.8049	170.8846	4,935.0430	-0-
Selection of Auditors
Berry, Dunn, McNeil & Parker	2,810,060.6493	2,639.0000	16,791.0832	-0-

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

COMMUNITY BANCORP.

DATED: August 10, 2005	By: /s/ Richard C. White
Richard C. White, Chairman &
Chief Executive Officer

DATED: August 10, 2005	By: /s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Operating Officer
(Chief Financial Officer)