Form 10-Q
period 2005-09-30
COMMUNITY BANCORP /VT
filed 2005-11-10
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES (  )     NO(X)

At November 10, 2005, there were 4,049,334 shares outstanding of the Corporation's common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Balance Sheets
	September 30	December 31	September 30
	2005	2004	2004
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$9,354,463	$8,390,806	$8,965,896
Federal funds sold and overnight deposits	11,932	0	0

Total cash and cash equivalents	9,366,395	8,390,806	8,965,896
Securities held-to-maturity (fair value $35,331,000 at 09/30/05,
$31,587,658 at 12/31/04 and $39,425,197 at 09/30/04)	35,405,973	31,579,178	39,398,039
Securities available-for-sale	41,666,605	51,150,344	44,729,779
Restricted equity securities, at cost	3,252,150	2,315,450	2,315,450
Loans held-for-sale	1,450,143	1,833,397	1,223,841
Loans	244,129,453	227,799,788	217,489,967
Allowance for loan losses	(2,189,475)	(2,153,372)	(2,206,827)
Unearned net loan fees	(691,958)	(763,774)	(788,143)

Net loans	241,248,020	224,882,642	214,494,997
Bank premises and equipment, net	10,827,414	8,057,120	7,601,878
Accrued interest receivable	1,634,960	1,652,827	1,555,616
Other real estate owned, net	0	82,800	104,800
Other assets	5,395,000	4,891,930	4,242,714

Total assets	$350,246,660	$334,836,494	$324,633,010

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$50,406,558	$42,725,604	$43,855,805
NOW and money market accounts	86,769,678	94,502,798	84,020,414
Savings	46,853,433	47,288,161	46,922,728
Time deposits, $100,000 and over	23,217,231	21,804,521	21,943,627
Other time deposits	77,102,795	76,284,787	78,003,942

Total deposits	284,349,695	282,605,871	274,746,516

Federal funds purchased and other borrowed funds	19,306,000	6,407,000	5,829,000
Repurchase agreements	15,137,414	14,907,518	13,595,290
Accrued interest and other liabilities	2,699,458	2,872,659	2,482,983

Total liabilities	321,492,567	306,793,048	296,653,789

Shareholders' Equity
Common stock - $2.50 par value; 6,000,000 shares authorized
and 4,265,943 shares issued at 09/30/05, 4,037,548 shares
issued at 12/31/04 and 4,024,183 shares issued at 09/30/04	10,664,857	10,093,871	10,060,458
Additional paid-in capital	21,128,512	17,778,605	17,593,952
(Accumulated deficit) retained earnings	(157,396)	2,776,011	2,410,536
Accumulated other comprehensive (loss) income	(346,193)	(168,679)	148,661
Less: treasury stock, at cost; 204,570 shares at 09/30/05, 198,444
shares at 12/31/04, and 185,938 shares at 09/30/04	(2,535,687)	(2,436,362)	(2,234,386)

Total shareholders' equity	28,754,093	28,043,446	27,979,221

Total liabilities and shareholders' equity	$350,246,660	$334,836,494	$324,633,010

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
( Unaudited )

For The Third Quarter Ended September 30,	2005	2004

Interest income
Interest and fees on loans	$3,969,076	$3,443,972
Interest on debt securities
Taxable	362,627	439,552
Tax-exempt	278,276	258,789
Dividends	34,668	18,590
Interest on federal funds sold and overnight deposits	4,101	11,520

Total interest income	4,648,748	4,172,423

Interest expense
Interest on deposits	1,116,391	1,033,615
Interest on federal funds purchased and other borrowed funds	224,197	80,688
Interest on repurchase agreements	53,484	31,322

Total interest expense	1,394,072	1,145,625

Net interest income	3,254,676	3,026,798
Provision for loan losses	37,500	10,000

Net interest income after provision	3,217,176	3,016,798

Non-interest income
Service fees	335,665	309,813
Gain on sale of securities	0	25,428
Other income	485,705	519,998

Total non-interest income	821,370	855,239

Non-interest expense
Salaries and wages	1,128,699	1,088,759
Pension and other employee benefits	393,936	436,334
Occupancy expenses, net	511,020	495,019
Other expenses	863,228	854,992

Total non-interest expense	2,896,883	2,875,104

Income before income taxes	1,141,663	996,933
Applicable income taxes	223,551	196,810

Net Income	$918,112	$800,123

Earnings per share on weighted average	$0.23	$0.20

Weighted average number of common shares
used in computing earnings per share	4,057,436	4,021,309

Dividends declared per share	$0.17	$0.16

Book value per share on shares outstanding at September 30,	$7.08	$6.94

All per share data for prior periods have been restated to reflect a 5% stock dividend declared in May 2005.
The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
( Unaudited )

For The Nine Months Ended September 30,	2005	2004

Interest income
Interest and fees on loans	$11,414,627	$10,126,743
Interest on debt securities
Taxable	1,149,355	1,554,250
Tax-exempt	763,160	769,201
Dividends	92,615	39,543
Interest on federal funds sold and overnight deposits	8,102	20,925

Total interest income	13,427,859	12,510,662

Interest expense
Interest on deposits	3,275,970	3,303,301
Interest on federal funds purchased and other borrowed funds	481,999	234,325
Interest on repurchase agreements	134,900	90,084

Total interest expense	3,892,869	3,627,710

Net interest income	9,534,990	8,882,952
Provision for loan losses	112,500	95,000

Net interest income after provision	9,422,490	8,787,952

Non-interest income
Service fees	926,121	910,961
Gain on sale of securities	0	44,059
Other income	1,386,141	1,447,580

Total non-interest income	2,312,262	2,402,600

Non-interest expense
Salaries and wages	3,401,304	3,154,095
Pension and other employee benefits	1,207,244	1,153,362
Occupancy expenses, net	1,522,573	1,508,452
Other expenses	2,671,312	2,576,732

Total non-interest expense	8,802,433	8,392,641

Income before income taxes	2,932,319	2,797,911
Applicable income taxes	527,022	414,745

Net Income	$2,405,297	$2,383,166

Earnings per share on weighted average	$0.59	$0.60

Weighted average number of common shares
used in computing earnings per share	4,069,195	4,007,146

Dividends declared per share	$0.50	$0.48

Book value per share on shares outstanding at September 30,	$7.08	$6.94

All per share data for prior periods have been restated to reflect a 5% stock dividend declared in May 2005.
The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30,	2005	2004

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$2,405,297	$2,383,166
Adjustments to Reconcile Net Income to Net Cash Provided by Operating
Activities:
Depreciation and amortization	568,625	584,328
Provision for loan losses	112,500	95,000
Provision for deferred income taxes	54,752	8,411
Net gain on sale of loans	(271,187)	(332,872)
Loss on sale or disposal of fixed assets	39,066	24,796
Net gain on sale of securities	0	(44,059)
Gains on sales of other real estate owned	(7,710)	(6,314)
(Gain) loss on investment in Trust LLC	(17,665)	13,889
Amortization of bond premium, net	210,944	351,468
Proceeds from sales of loans held for sale	20,039,728	28,099,755
Originations of loans held for sale	(19,385,287)	(26,737,573)
(Decrease) increase in taxes payable	(54,878)	14,245
Decrease in interest receivable	17,867	120,574
Increase in mortgage servicing rights	(108,664)	(167,518)
Increase in other assets	(228,053)	(91,389)
Decrease in unamortized loan fees	(71,816)	(17,141)
Increase (decrease) in interest payable	11,666	(27,661)
Increase (decrease) in accrued expenses	148,009	(377,913)
(Decrease) increase in other liabilities	(47,345)	59,634

Net cash provided by operating activities	3,415,849	3,952,826

Cash Flows from Investing Activities:
Investments - held to maturity
Maturities and paydowns	28,520,525	37,402,733
Purchases	(32,343,484)	(35,259,648)
Investments - available for sale
Sales and maturities	11,000,000	19,441,543
Purchases	(2,000,000)	(8,678,125)
Purchase of restricted equity securities	(936,700)	(958,600)
Investment in limited partnership, net	(389,549)	(706,245)
Increase in loans, net	(16,469,514)	(13,442,249)
Capital expenditures, net	(3,377,985)	(396,079)
Proceeds from sales of other real estate owned	100,510	39,678
Recoveries of loans charged off	53,452	92,724

Net cash used in investing activities	(15,842,745)	(2,464,268)

Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market and savings accounts	(486,894)	(3,116,197)
Net increase (decrease) in certificates of deposit	2,230,718	(1,816,546)
Net decrease in short-term borrowings and repurchase agreements	229,896	1,578,720
Net increase (decrease) in borrowed funds and federal funds purchased	12,899,000	(2,211,000)
Payments to acquire treasury stock	(99,325)	(49,881)
Dividends paid	(1,370,910)	(1,279,668)

Net cash provided by (used in) financing activities	13,402,485	(6,894,572)

Net increase (decrease) in cash and cash equivalents	975,589	(5,406,014)
Cash and cash equivalents:
Beginning	8,390,806	14,371,910

Ending	$9,366,395	$8,965,896

Supplemental Schedule of Cash Paid During the Period
Interest		$3,881,203		$3,655,371

Income taxes		$575,000		$392,088

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$	(268,959)	$	(541,431)

Other real estate owned acquired in settlements of loans		$10,000		$49,887

Investments in limited partnerships
(Decrease) increase in limited partnerships	$	(240,255)		$224,703
Decrease in contributions payable		(149,294)		(930,948)

	$	(389,549)	$	(706,245)

Dividends Paid
Dividends declared		$2,028,373		$1,944,500
Increase in dividends payable attributable to dividends declared		(37,944)		(6,231)
Dividends reinvested		(619,519)		(658,601)

		$1,370,910		$1,279,668

Stock Dividend		$3,310,331		$0

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

NOTE 3.  RECENT ACCOUNTING DEVELOPMENTS

     Any accounting developments announced during the first nine months of 2005 were not applicable, thereby requiring no disclosure by the Company.

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

The Company's total comprehensive income for the comparison periods is calculated as follows:
For the third quarter ended September 30,	2005	2004

Net Income	$918,112	$800,123
Other comprehensive income, net of tax:
Change in unrealized holding (losses) gains on available-for-sale
securities arising during the period	95,059	253,012
Reclassification adjustment for gains realized in income	0	(25,428)

Net unrealized gains	95,059	227,584
Tax effect	(32,320)	(77,379)

Other comprehensive income, net of tax	62,739	150,205

Total comprehensive income	$980,851	$950,328

For the nine months ended September 30,	2005	2004

Net Income	$2,405,297	$2,383,166
Other comprehensive income, net of tax:
Change in unrealized holding (losses) gains on available-for-sale
securities arising during the period	(268,959)	(497,372)
Reclassification adjustment for gains realized in income	0	(44,059)

Net unrealized losses	(268,959)	(541,431)
Tax effect	91,446	184,086

Other comprehensive loss, net of tax	(177,513)	(357,345)

Total comprehensive income	$2,227,784	$2,025,821

TableofContents

NOTE 6. INCOME TAXES

     Provision for income taxes increased $112,277 to $527,022 for the first nine months of 2005 versus $414,745 for the same period in 2004. Income taxes for 2005 are in line with net income for the first nine months, while income taxes for the first nine months of 2004 are lower due in part to the tax effect of a capital loss recognized in 2004 related to the Company's sale in 2003 of the Liberty Savings Bank charter.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended September 30, 2005

FORWARD-LOOKING STATEMENTS

     The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations may contain certain forward-looking statements about the Company's operations, financial condition and business. When used in the discussion below, the words "believes," "expects," "anticipates," "intends," "estimates," "plans," "predicts," or similar expressions, indicate that management of the Company is making forward-looking statements.

     Forward-looking statements are not guarantees of future performance. They necessarily involve risks, uncertainties and assumptions. Future results of the Company may differ materially from those expressed in these forward-looking statements. Examples of forward looking statements included in this discussion include, but are not limited to, management's expectations as to future asset growth, income trends, results of operations, local market conditions and economic outlook, and other matters reflected in the Overview section, estimated contingent liability related to the Company's participation in the Federal Home Loan Bank (FHLB) Mortgage Partnership Finance (MPF) program, assumptions made within the asset/liability management process, and management's expectations as to the future interest rate environment and the Company's related liquidity level. Although these statements are based on management's current expectations and estimates, many of the factors that could influence or determine actual results are unpredictable and not within the Company's control. Readers are cautioned not to place undue reliance on such statements as they speak only as of the date they are made. The Company claims the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995.

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

OVERVIEW

     The following Management's Discussion and Analysis explains in detail the results of the third quarter and first nine months of 2005.

     Net Income was up $117,989 for the third quarter of 2005 compared to 2004, but only slightly for the first nine months of 2005 as compared to the same period in 2004. The $22,131 increase for the first nine months of 2005 was achieved despite the $116,540 tax effect during 2004 attributable to a one-time capital loss on the Company's sale of an inactive bank charter.

     Net interest income for the third quarter of 2005 increased $200,378 compared to the same quarter in 2004, while increasing $652,038 for the first nine months of 2005 compared to the first nine months of 2004. Although the yield curve continues to be flat, the growth in our loan portfolio is replacing lower yielding assets on our balance sheet. We expect that the yield curve will be relatively flat for the foreseeable future creating additional pressure on net interest income.

TableofContents

     Total assets grew from year-end 2004 by $15,410,166 and from September of last year by $25,613,650. The third quarter is our traditional growth quarter and this year was no exception.

     Non-interest income for the third quarter of 2005 was down $33,869 and the figure for the first nine months of 2005 was down by $90,338 from 2004. This decline was due in part to lower originations and sales of 30-year fixed rate mortgages into the secondary market. Many consumers have opted to take a 5-year variable rate mortgage this year as opposed to a 30-year fixed rate mortgage that was more popular last year at our institution. The 5-year variable rate mortgages are held in our own portfolio and contribute to our net interest income, while the 30-year fixed rate products are mostly sold in the secondary market creating servicing fee and premium income contributing to our non- interest income. We had no security gains during 2005, while gains of $25,428 were recognized during the third quarter of 2004 and $44,059 for the first nine months of 2004. Non-interest expense is up $21,779 for the third quarter of 2005 compared to 2004, and is up by $409,792 year to date as compared to the same period last year. The increase is due primarily to increases in salaries and outside agency fees. All of the recent corporate scandals such as Enron and the resulting Sarbanes Oxley Act have resulted in increases in the cost of regulation, particularly in legal and audit fees, as well as staff required to report to the regulators. We have also experienced higher losses due to the fraudulent use of our customers' debit cards.

     In October of 2004, we broke ground for the new 17,000 square foot addition to our main office in Derby, and work is progressing on schedule and on budget. In mid October, various departments were moved into their new space in the new addition so that remodeling could begin within the "old part" of the building. Prior to the move, there were 65 people working in space designed for 38, so we welcomed the new space. Once renovations are complete, more privacy will be provided for our customers, as well as a larger customer lobby with improved seating space for customers. The new drive up ATM is fully operational. This project is providing some construction jobs in the Northeast Kingdom and will allow us to fill two needed positions in the Bank. We believe that the future of banking in the Northeast Kingdom is promising, and this expansion will allow us to continue to be a community leader.

     The following pages describe the financial results of our third quarter and the first nine months of 2005 in much more detail. Please take the time to read them to more fully understand those results in relation to the 2004 third quarter and nine month comparison periods. The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes. This report includes forward-looking statements within the meaning of the Securities and Exchange Act of 1934 (the "Exchange Act").

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

RESULTS OF OPERATIONS

     The Company's net income for the third quarter of 2005 was $918,112, representing an increase of 14.8% over net income of $800,123 for the third quarter of 2004. This resulted in earnings per share of $0.23 and $0.20, respectively, for the third quarter of 2005 and 2004. Net income for the first nine months increased $22,131, or just under one percent, with net income for the first nine months of 2005 reported at $2.41 million compared to $2.38 million for the same period in 2004.

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

For the third quarter ended September 30,	2005	2004

Return on Average Assets	1.08%	.98%
Return on Average Equity	12.78%	11.46%

For the first nine months ended September 30,	2005	2004

Return on Average Assets	.95%	.97%
Return on Average Equity	11.38%	11.44%

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

     The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the nine month comparison periods in 2005 and 2004:

For the nine months ended September 30,	2005	2004

Net interest income as presented	$9,534,990	$8,882,952
Effect of tax-exempt income	393,143	396,255

Net interest income, tax equivalent	$9,928,133	$9,279,207

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
	For the Nine Months Ended September 30:
		2005			2004
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
INTEREST-EARNING ASSETS
Loans (gross)	$234,477,272	$11,414,627	6.51%	$208,806,111	$10,126,743	6.48%
Taxable Investment Securities	46,122,140	1,149,355	3.33%	57,458,782	1,554,250	3.61%
Tax Exempt Investment Securities	31,636,723	1,156,303	4.89%	38,347,494	1,165,456	4.06%
Federal Funds Sold	130,751	2,322	2.37%	1,090,226	7,039	0.86%
Sweep Account	277,278	5,780	2.79%	1,867,309	13,886	0.99%
Other Securities	2,921,512	92,615	4.24%	1,841,803	39,543	2.87%

TOTAL	$315,565,676	$13,821,002	5.86%	$309,411,725	$12,906,917	5.57%

INTEREST-BEARING LIABILITIES
Savings Deposits	$46,967,290	$122,558	0.35%	$44,822,433	$123,002	0.37%
NOW & Money Market Funds	85,026,804	997,182	1.57%	90,229,426	986,863	1.46%
Time Deposits	98,384,207	2,156,230	2.93%	101,095,514	2,193,435	2.90%
Federal Funds Purchased and
Other Borrowed Funds	17,196,334	480,688	3.74%	9,787,930	230,958	3.15%
Notes Payable	31,136	1,311	5.63%	81,569	3,368	5.52%
Repurchase Agreements	13,091,733	134,900	1.38%	12,222,370	90,084	0.98%

TOTAL	$260,697,504	$3,892,869	2.00%	$258,239,242	$3,627,710	1.88%

Net Interest Income		$9,928,133			$9,279,207
Net Interest Spread			3.86%			3.69%
Interest Differential			4.21%			4.01%

     An increase of $6.2 million is noted in the average volume of earning assets for the first nine months of 2005 compared to the same period of 2004, with an increase of 29 basis points in the average yield. Interest earned on the loan portfolio accounts for approximately 82.6% of total interest income for 2005 and 78.5% for 2004.

     Interest paid on time deposits is the largest component of the Company's interest expense, comprising 55.4% and 60.5%, respectively, of total interest expense for the 2005 and 2004 comparison periods. The average volume of interest-bearing liabilities for the first nine months of 2005 increased approximately $2.5 million over the 2004 comparison period, and the rate paid on these accounts increased 12 basis points.

     The yield on loans for the comparison period has increased 3 basis points. Although the prime rate has increased over 200 basis points, driving short term rates higher, the long end of the curve has not increased at the same rate, further flattening the yield curve. While the rates on loans tied to prime have increased, residential real estate mortgage loans have not repriced or been replaced at higher rates. The Company's balance sheet is slightly asset sensitive, therefore those loans that are tied to the prime rate have repriced to a higher rate, while real estate loans are tied to long-term rates that are now starting to increase. On the liability side, the increase in short-term rates over the last nine months has created pressure to increase rates on deposit products. The Company has been offering specials such as a high-yielding money market account for higher-balance accounts and various time-deposit specials. In recent months, market pressure has increased for higher rates on certificate of deposit accounts. As time deposits mature, customers are looking for more options with higher rates. Confidence in non-bank products offered by brokerage houses, such as mutual funds is increasing as well creating even more pressure for competitive rates. The Company experienced an increased need to borrow funds during 2005, as loan growth outpaced deposit growth. The increase in borrowed funds, at the higher rates, contributed significantly to the increase in interest expense for the comparison period. Managing the liability side of the balance sheet is a balancing act between managing yields while retaining and attracting deposits for funding.

TableofContents

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first nine months of 2005 and 2004 resulting from volume changes in average assets and average liabilities and fluctuations in rates earned and paid.
		Variance	Variance
RATE / VOLUME		Due to	Due to		Total
		Rate(1)	Volume(1)		Variance

Loans(2)		$42,538	$1,245,346		$1,287,884
Taxable Investment Securities		(122,538)	(282,357)		(404,895)
Tax Exempt Investment Securities		236,290	(245,443)		(9,153)
Federal Funds Sold		12,291	(17,008)		(4,717)
Sweep Account		25,074	(33,180)		(8,106)
Other Securities		29,874	23,198		53,072

Total Interest Earnings		$223,529	$690,556		$914,085

Savings Deposits	$	(6,385)	$5,941	$	(444)
NOW & Money Market Funds		71,412	(61,093)		10,319
Time Deposits		22,213	(59,418)		(37,205)
Other Borrowed Funds		75,025	174,705		249,730
Notes Payable		67	(2,124)		(2,057)
Repurchase Agreements		38,438	6,378		44,816

Total Interest Expense		$200,770	$64,389		$265,159

Change in Net Interest Income		$22,759	$626,167		$648,926

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

NON INTEREST INCOME AND NON INTEREST EXPENSE

     A decrease in non-interest income is noted for both the third quarter and nine month comparison periods. The third quarter of 2005 decreased $33,869 compared to the same period of 2004, while the decrease for the first nine months of 2005 compared to 2004 was $90,338. These decreases are attributable primarily to the decrease in income from loans sold to the secondary market. Income from sold loans of $207,132 was generated for the third quarter of 2005, compared to $247,432 for the same quarter of 2004, and figures for the nine month comparison periods were $633,829 for 2005 and $733,544 for 2004. Additionally, activity in the Company's investment portfolio in 2005 was limited to calls and maturities, thereby generating no income from gains, compared to $25,428 in the third quarter of 2004, and $44,059 for the first nine months of 2004.

     Increases are noted in non-interest expense for both periods. Salaries and wages accounts for most of the increase in both comparison periods, with an increase of $39,940 for the third quarter comparison periods and $247,209 for the nine month comparison periods for 2005 versus 2004. This increase is the result of normal salary increases as well as new positions within the Bank. A decrease of $42,398 is noted in pension and other employee benefits for the third quarter, due to a decrease in medical claims in 2005 under the Company's self-insured health plan, as well as changes to the participant deductibles and co-pays and a change in the third party plan administrator. The Company has experienced an increase in fraudulent activity related to its ATM and Debit cards, with total charge-offs for the first nine months of 2005 of $23,615, compared to $6,176 for the first nine months of 2004. Although the dollar amounts of these charge-offs are immaterial, this is a crime that is on the rise and a trend that the Company intends to monitor closely. In an effort to minimize losses in this area, the Company has made changes to daily limits allowed for this type of transaction. The increase in occupancy expense reflects the added cost of higher fuel prices. An increase in legal and audit fees is recognized due to increased regulations, as well as the preparations necessary for the Company to meet the requirements of Section 404 of the Sarbanes Oxley Act. Additionally, increased reporting requirements through the Securities and Exchange Commission (SEC) have also had a financial impact on the Company's earnings.

     Management monitors all components of other non-interest expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate. This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     Provisions for income taxes for the third quarter comparison periods increased $26,741 with figures of $223,551 for 2005 versus $196,810 for 2004, due to higher net income for the third quarter of 2005. An increase of $112,277 in the provision for income taxes is noted for the first nine months of 2005 versus 2004, with figures of $527,022 for 2005 compared to $414,745 for 2004. As indicated in the "Overview" above and in Note 6 of the Notes to the Financial Statements, the lower tax provision for the first nine months of 2004 is partially attributable to the tax effect of a capital loss recognized in the first quarter of that year, related to the Company's sale in 2003 of the Liberty Savings Bank charter.

CHANGES IN FINANCIAL CONDITION

     The following table reflects the composition of the Company's major categories of assets and liabilities and shareholders' equity as of the dates indicated:
ASSETS	September 30, 2005		December 31, 2004		September 30, 2004

Loans (gross)*	$245,579,596	70.12%	$229,633,185	68.58%	$218,713,808	67.37%
Available for Sale Securities	41,666,605	11.90%	51,150,344	15.28%	44,729,779	13.78%
Held to Maturity Securities	35,405,973	10.11%	31,579,178	9.43%	39,398,039	12.14%
*includes loans held for sale

LIABILITIES and SHAREHOLDERS' EQUITY

Savings Deposits	$46,853,433	13.38%	$47,288,161	14.12%	$46,922,728	14.45%
NOW & Money Market Funds	86,769,678	24.77%	94,502,798	28.22%	84,020,414	25.88%
Time Deposits	100,320,026	28.64%	98,089,308	29.29%	99,947,569	30.79%
Other Borrowed Funds	19,306,000	5.51%	6,407,000	1.91%	5,829,000	1.80%
Shareholders' Equity	28,754,093	8.21%	28,043,446	8.38%	27,979,221	8.62%

     A new commercial loan program was introduced in the second half of 2004, contributing to the increase in loans in that year. Loan growth continued during 2005 as a result of customers choosing some of our in-house mortgage products rather than traditional secondary-market loans. Deposit growth during 2004 and 2005 did not keep pace with loan growth. The Company utilized its borrowing capacity at the Federal Home Loan Bank to help fund loan growth. Further funding was achieved in 2005 as investments either matured or call options were exercised, accounting for the decrease in the available for sale portfolio. Approximately $22 million in short-term municipal borrowings matured on June 30, 2005 and as anticipated, renewals of approximately the same amount were booked within the first two months of the third quarter. NOW and money market accounts, primarily the NOW accounts, decreased due in part to the normal cyclical fluctuations of the municipal account balances, which are a component of NOW accounts. Savings deposits have shown little activity, while time deposits decreased $1.86 million from September 30, 2004 to December 31, 2004, and then increased $2.23 million to end at $100.3 million as of September 30, 2005.

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

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:
	September 30, 2005		December 31, 2004
	Total Loans	% of Total	Total Loans	% of Total
Real Estate Loans
Construction & Land Development	$17,586,752	7.16%	$11,646,486	5.07%
Farm Land	2,210,285	0.90%	2,495,782	1.09%
1-4 Family Residential	129,941,318	52.91%	118,973,830	51.81%
Home Equity Lines	10,496,947	4.27%	8,580,929	3.74%
Commercial Real Estate	43,134,520	17.57%	43,609,781	18.99%
Loans to Finance Agricultural Production	180,952	0.07%	443,259	0.19%
Commercial & Industrial	20,389,672	8.30%	21,592,005	9.40%
Consumer Loans	21,129,095	8.61%	21,716,221	9.46%
All Other Loans	510,055	0.21%	574,892	0.25%

Gross Loans	245,579,596	100%	229,633,185	100%

Less:
Allowance for Loan Losses	(2,189,475)	-0.89%	(2,153,372)	-0.94%
Deferred Loan Fees	(691,958)	-0.28%	(763,774)	-0.33%

Net Loans	$242,698,163	98.83%	$226,716,039	98.73%

TableofContents

Allowance for loan losses and provisions - The Company continues to maintain an allowance for loan losses at a level that management believes is adequate to absorb losses inherent in the loan portfolio. As of September 30, 2005, the Company maintained a residential loan portfolio of $130 million, compared to $119 million at December 31, 2004, and a commercial real estate portfolio (including construction, land development and farm land loans) of $62.9 million and $57.8 million, respectively. Together this accounts for approximately 78.5% and 77.0%, respectively, of the total loan portfolio for September 30, 2005 and December 31, 2004. The Company's commercial loan portfolio includes loans that carry guarantees from government programs. At September 30, 2005, the Company had $14.2 million in guaranteed loans, compared to $14.6 million at December 31, 2004. The volume of residential and commercial loans secured by real estate, together with the low historical loan loss experience in these portfolios, helps to support the Company's basis for loan loss coverage. Furthermore, the Company is committed to a conservative lending philosophy and maintains high credit and underwriting standards. In establishing the ALL, management uses qualitative factors to simulate current lending conditions. The lending and credit administration staffs are highly skilled and dedicated to the high standards and expectations of the Company. The expansion into Central Vermont has given the Company an opportunity to diversify the geographic risk in the loan portfolio with loans from a stronger economic community. When the Company expanded into the new market in Central Vermont, experienced lenders were hired and trained to be sure that the same high level of standards would be followed for the loans originated in this new market; all credit administration and underwriting is centralized to ensure consistency. The following tables reflect the Company's success in managing the credit risk within the portfolio.

The following table summarizes the Company's loan loss experience for the nine months ended September 30,

	2005	2004

Loans Outstanding End of Period	$245,579,596	$218,713,808

Average Loans Outstanding During Period	$234,477,272	$208,806,044

Loan Loss Reserve, Beginning of Period	$2,153,372	$2,199,110
Loans Charged Off:
Residential Real Estate	4,602	26,523
Commercial Real Estate	0	242
Commercial Loans not Secured by Real Estate	27,500	19,703
Consumer Loans	97,747	133,539

Total Loans Charged Off	129,849	180,007
Recoveries:
Residential Real Estate	1,110	1,445
Commercial Real Estate	0	55
Commercial Loans not Secured by Real Estate	5,593	10,594
Consumer Loans	46,749	80,630

Total Recoveries	53,452	92,724

Net Loans Charged Off	76,397	87,283
Provision Charged to Income	112,500	95,000

Loan Loss Reserve, End of Period	$2,189,475	$2,206,827

Non-performing assets for the comparison periods were as follows:
	September 30, 2005	December 31, 2004

		Percent		Percent
	Balance	of Total	Balance	of Total

Non-Accruing loans	$591,854	86.98%	$865,443	75.73%
Loans past due 90 days or more and still accruing	88,558	13.02%	194,594	17.03%
Other real estate owned	0	0%	82,800	7.24%

Total	$680,412	100.00%	$1,142,837	100.00%

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

     The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk as of September 30, 2005 are as follows:
Contract or
Notional Amount

Unused portions commercial lines of credit	$19,234,440
Unused portions of home equity lines of credit	8,445,527
Unused portions of credit card lines	8,953,902
Other commitments to extend credit	9,650,135
Standby letters of credit	798,640
MPF credit enhancement obligation, net of liability recorded	1,034,844

     Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

TableofContents

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table presents, as of September 30, 2005, significant fixed and determinable contractual obligations to third parties, by payment date:

	Less than	2-3	4-5	More than
	1 year	years	years	5 years	Total

Operating Leases	$165,726	$335,389	$355,582	$814,788	$1,671,485
Operations Center Project	3,370,826	0	0	0	3,370,826
Housing Limited Partnerships	433,327	123,527	0	0	556,854
FHLB Borrowings	14,266,000	30,000	0	5,010,000	19,306,000

Total	$18,235,879	$488,916	$355,582	$5,824,788	$24,905,165

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

     The Company's loan portfolio increased approximately $16 million during the first nine months of 2005, while the investment portfolio decreased $4.7 million during the same time period. As mentioned in the section labeled "Changes in Financial Condition", the increase in loans is attributable to the customers desire for the Company's in-house mortgage products as opposed to secondary market options. The Company funded these loans through short-term borrowings as well as matured investments from the Company's available-for-sale portfolio. As anticipated, municipal loans have increased throughout the third quarter of 2005 through the renewal of these loans, accompanied by a corresponding money market account. This fluctuation is a cyclical pattern for the Company. While NOW and money market accounts show a decrease of $7.7 million, the decrease is mostly in NOW accounts. Most of this decrease is from a collateralized municipal account talked about further in this section. This decrease also contributes to a portion of the increase in federal funds purchased and other borrowed funds of $12.9 million.

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

     The Company has a $4.3 million credit line with the Federal Home Loan Bank of Boston (FHLB) with an available balance of approximately $3 million at September 30, 2005. Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold. Additional borrowing capacity of approximately $91.6 million through the FHLB is secured by the Company's qualifying loan portfolio.

     As of September 30, 2005, the Company had short-term advances of $13.0 million and long-term advances of $5.04 million against the $91.6 million and an advance of $1.266 million against the $4.3 million credit line. The advances with maturity dates greater than a year with higher interest rates are subject to a substantial pre-payment penalty. Although the rates are higher than the current market, the imposed penalty far outweighs the interest rate differential. The Company's outstanding advances consist of the following:

TableofContents

	Annual		Principal
Purchase Date	Rate	Maturity Date	Balance

June 01, 2005	3.41%	October 03, 2005	1,000,000
August 01, 2005	3.63%	October 03, 2005	$4,000,000
September 16, 2005	3.81%	October 17, 2005	3,000,000
August 18, 2005	3.74%	October 18, 2005	5,000,000

Total Short-term Advances			$13,000,000

November 16, 1992	7.57%	November 16, 2007	30,000
November 16, 1992	7.67%	November 16, 2012	10,000
January 16, 2001	4.78%	January 18, 2011	5,000,000

Total Long-term Advances			$5,040,000

Federal Funds Purchased			$1,266,000

     Under a separate agreement with FHLB, the Company has the authority to collateralize public unit deposits, up to its FHLB borrowing capacity ($91.6 million less outstanding advances noted above) with letters of credit issued by the FHLB. At September 30, 2005, approximately $52.6 million was pledged, under this agreement, as collateral for these deposits. Interest is charged to the Company quarterly based on the average daily balance for the quarter at an annual rate of 20 basis points. The average daily balance for the third quarter of 2005 was approximately $7.3 million.

     In December 2004, the Company declared a cash dividend of $0.16 per share, payable in the first quarter of 2005, requiring the bank to book an accrual of $650,449 during the fourth quarter. In March 2005, the Company declared a cash dividend of $0.16 per share, payable in the second quarter of 2005, requiring an accrual of $652,627 at March 31, 2005. In June 2005, the Company declared a cash dividend of $0.17 per share, payable in the third quarter of 2005, requiring an accrual of $687,360. Additionally, in the second quarter of 2005, the Company announced the intent to pay a 5% stock dividend on July 1, 2005. All per share data for prior periods have been restated to reflect this stock dividend. In September 2005, the Company declared a cash dividend of $0.17 per share.

     Due to the entries required to book the 5% stock dividend and the cash dividend declared in the second and third quarters of 2005, payable in the proceeding quarter, Retained Earnings became an Accumulated Deficit at June 30, 2005 and September 30, 2005. Management expects that, in future periods, this deficit will revert to earnings.

The following table illustrates the changes in shareholders' equity from December 31, 2004 to September 30, 2005:

Balance at December 31, 2004 (book value $6.96 per share*)	$28,043,446
Net income	2,405,297
Issuance of stock	610,562
Purchase of treasury stock (fractional share redemption)	(74)
Purchase of treasury stock (fractional shares from 5% stock dividend)	(2,802)
Purchase of treasury stock (stock buyback plan)	(96,449)
Total Dividends declared	(2,028,373)
Change in unrealized gains on available-for-sale securities, net of tax	(177,514)

Balance at September 30, 2005 (book value $7.08 per share)	$28,754,093

*Restated to reflect the 5% stock dividend declared in May 2005

     At September 30, 2005, of the 405,000 shares authorized for repurchase under the stock buyback plan, 173,952 shares had been purchased, leaving 231,048 shares available for repurchase. The repurchase price paid for these shares ranged from $9.75 per share in May of 2000 to $16.50 per share paid in September of 2005. During the first nine months of 2005, the Company repurchased 5,959 shares pursuant to the buyback authority. The last purchase was September 29, 2005 in which 2,500 shares were repurchased at a price of $15.75 per share. For additional information on stock repurchases by the Company and affiliated purchasers (as defined in SEC Rule 10b-18) refer to Part II, Item 2 of this Report.

TableofContents

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Under current guidelines, banks must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). The risk-based ratios of the Company and its Subsidiary exceeded regulatory guidelines at September 30, 2005 with reported risk-weighted assets of $212.1 million compared to $196.2 million at December 31, 2004 and total capital of $31.1 million and $30.0 million, respectively. The Company's total risk-based capital to risk-weighted assets was 14.65% and 15.45% at September 30, 2005 and December 31, 2004, respectively. The Company's Tier 1 capital to risk-weighted assets was 13.40% and 14.20% at September 30, 2005 and December 31, 2004, respectively. In addition to risk-based capital requirements, bank holding companies are required to maintain minimum leverage capital ratios of core capital to average assets of $4.0%. The Company exceeded these requirements with leverage ratios of 8.34% as of September 30, 2005, and 8.34% at December 31, 2004.

     Regulators have also established guidelines for minimum capital ratio requirements that define a bank as well-capitalized under prompt corrective action provisions. These minimums are risk-based capital ratio of 10.0% and Tier 1 capital ratio of 6.0%. As of September 30, 2005, the Company and its Subsidiary were deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Company's classification.

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

TableofContents

ITEM 2. Unregistered Sales of Securities and Use of Proceeds

The following table provides information as to purchases of the Company's common stock during the third quarter ended September 30, 2005, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):
				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
For the month ended:	Shares Purchased(1)(2)	Paid Per Share	Announced Plan(3)	End of the Period

July 1 - July 31	0	$0	0	237,007
August 1 - August 31	2,900	$17.33	0	237,007
September 1 - September 30	7,384	$16.26	5,959	231,048

Total	10,284	$16.56	5,959	231,048

(1)  4,325 shares were purchased by Community Financial Services Group, LLC ("CFSG"), which may be deemed to be an affiliate of the Company under Rule 10b-18, for the account of participants invested in the Company Stock Fund under the Company's Retirement Savings Plan. All purchases by CFSG were made in the open market in brokerage transactions reported on the OTC Bulletin Board©.

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

TableofContents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: November 10, 2005	By: /s/ Richard C. White
Richard C. White, Chairman &
Chief Executive Officer

DATED: November 10, 2005	By: /s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Operating Officer
(Chief Financial Officer)