Form 10-Q/A
period 2005-09-30
COMMUNITY BANCORP /VT
filed 2005-11-15
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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
YES (  )     NO(X)

At November 10, 2005, there were 4,062,322 shares outstanding of the Corporation's common stock.

EXPLANATORY NOTE: The purpose of filing this Form 10-Q/A is correct the figure reported for shares outstanding on the cover page. The figure reported of 4,049,334 shares should be 4,062,322 shares.

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

COMMUNITY BANCORP.

DATED: November 15, 2005	By: /s/ Richard C. White
Richard C. White, Chairman &
Chief Executive Officer

DATED: November 15, 2005	By: /s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Operating Officer
(Chief Financial Officer)