Form 10-K
period 2005-12-31
COMMUNITY BANCORP /VT
filed 2006-03-29
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES (  )      NO (X)

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES(  )     NO (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES (X)     NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Accelerated filer ( )	Non-accelerated filer (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES (  )     NO(X)

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $60,989,255, based on a per share trade price of $16.90, as reported on the OTC Bulleting Board® on June 27, 2005 (the date of the last reported sale prior to July 1, 2005). For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant. However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 4,070,907 shares outstanding of the issuer's class of common stock as of the close of business on March 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2005 are incorporated by reference to Part II.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2006 are incorporated by reference to Part III.

PART I

Item 1.  The Business

Organization and Operation

Community Bancorp. (the "Company") was organized under the laws of the State of Vermont in 1982 and became a registered bank holding company under the Bank Holding Company Act of 1956, as amended, in October 1983 when it acquired all of the voting shares of Community National Bank (the "Bank"). The Bank is the only subsidiary of the Company and principally all of the Company's business operations are presently conducted through it. Therefore, the following narrative and the other information contained in this report are based primarily on the Bank's operations.

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

Competition

The Bank has five offices located in Orleans County, one office in Essex County, one office in Caledonia County, and two offices in Washington County. Its primary service area is in the Town of Derby and City of Newport, Vermont in Orleans County, with approximately 50% of its total deposits derived from the Company's Derby, Derby Line and Newport offices as of December 31, 2005.

The Bank competes in all aspects of its business with other banks and credit unions in northern and central Vermont, including two of the largest banks in the state, which maintain branch offices throughout the Bank's service area. Historically, competition in Orleans and Essex Counties has come primarily from two of the largest banks in the state, the Chittenden Bank based in Burlington, Vermont and TD Banknorth, N.A. based in Portland, Maine. The Chittenden Bank maintains a branch office in Newport, and TD Banknorth, N.A. maintains offices in Barton, Orleans, and St. Johnsbury. The Bank also competes in Orleans County with two local banks, Lyndonville Savings Bank and Trust Company, based in Lyndonville and Passumpsic Savings Bank, based in St. Johnsbury, and with three local credit unions, Orlex Credit Union and Border Lodge Credit Union, both based in Newport, and North Country Federal Credit Union, based in South Burlington. The Bank's primary competitors in Caledonia County are Passumpsic Savings Bank and Union Bank based in Morrisville, TD Banknorth, N.A., Lyndonville Savings Bank and Trust Company, Northern Lights Federal Credit Union, based in St. Johnsbury, Vermont State Employees Credit Union, based in Montpelier, Merchants Bank, based in Burlington and North Country Federal Credit Union. In Washington County, the Bank competes with Merchants Bank, Chittenden Bank and TD Banknorth, N.A, as well as Northfield Savings Bank based in Northfield, Key Bank based in Ohio, Citizens Bank Vermont, based in Rhode Island, Vermont State Employees Credit Union, North Country Federal Credit Union, and Granite Hills Credit Union, based in Barre.

With recent changes in the regulatory framework of the banking industry, the competition for commercial bank products such as deposits and loans has broadened to include not only traditional rivals such as the mutual savings banks, stock savings banks, and credit unions, but also many non-traditional rivals such as insurance companies, brokerage firms, mutual funds and consumer and commercial finance and leasing companies. In addition, many national financial service firms operate in the Company's market areas through mass marketing solicitations by mail, radio, television and email. Three of the Bank's credit union competitors, including the largest state-chartered Vermont credit union, Vermont State Employees Credit Union, have converted in recent years from an employment based common bond to a community common bond, thereby significantly increasing their fields of membership in the Bank's market areas. Similarly, another of the Bank's credit union competitors, which previously had an employment based common bond, merged last year into a much larger credit union which has a community common bond. At the same time, regulatory changes in the credit union industry, including passage in 2005 of a comprehensive Vermont credit union modernization statute, have steadily increased the financial services and products that credit unions are authorized to offer, such as small business lending and products for non-profit organizations, resulting in increased competition for the Bank from this tax exempt sector of the financial services industry.

Employees

As of December 31, 2005, the Company did not have any employees at the holding company level. However, as of such date, the Bank employed 119 full-time employees and 18 part-time employees. Management of the Bank considers its employee relations to be good.

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

In response to Sarbanes-Oxley, the Board of Directors of the Company approved a series of actions to strengthen and improve its already strong corporate governance practices. Among other measures, the Board adopted a Code of Ethics for Senior Financial Officers and the Principal Executive Officer, adopted an Insider Trading Policy, adopted amendments to the Audit Committee Charter, appointed a Compensation Committee and a Corporate Governance/Nominating Committee and adopted charters for those committees. The American Bankers Association has been active in efforts to bring relief to smaller public companies by supporting the scaling of regulatory treatment based on size. Recently a special Advisory Committee on Smaller Public Companies appointed by the SEC recommended that smaller public companies, such as the Company, be granted relief from the burdensome internal control and related external audit attestation requirements of Section 404 of Sarbanes-Oxley. However, at this time it is unclear whether, and to what extent, the SEC will accept and implement the Advisory Committee's recommendations.

More information on the Company's corporate governance practices is available on the Company's website at http://www.communitybancorpvt.com.

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

As of December 31, 2005, both Community Bancorp. and Community National Bank were considered "well capitalized" under all applicable regulatory requirements.

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

The CRA requires banks to define the communities they serve, identify the credit needs of those communities, collect and maintain data for each small business or small farm loan originated or purchased by the Bank, and maintain a Public File at each location. The federal banking regulators examine the institutions they regulate for compliance with the CRA and assign one of the following four ratings: "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance". The rating assigned reflects the bank's record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the bank. As of the Bank's last CRA examination, dated August 16, 2005, it received a rating of "outstanding".

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

Reserve Requirements. Federal Reserve Board Regulation D requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfers to third parties) or non-personal time deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain other types of time deposits), subject to certain exemptions. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at the Federal Reserve Bank of Boston or a pass through account (as defined by the Federal Reserve Board), the effect of these reserve requirements is to reduce the amount of the Company's interest-bearing assets.

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

Other Available Information

This annual report on Form 10-K is on file with SEC. The Company also files with the SEC quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy materials for its annual meeting of shareholders. You may obtain copies of these documents by visiting the SEC's Public Reference Room at 100F Street, NE, Washington, DC 20549-0213, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC's website at http://www.sec.gov. The Company's SEC-filed reports and proxy statements are also available on the Company's website at http://www.communitybancorpvt.com. The Company has also posted on its website the Company's Code of Ethics for Senior Financial Officers and the Principal Executive Officer; the Insider Trading Policy and the charter of the Audit, Compensation, and Nominating Committees. The information and documents contained on the Company's website do not constitute part of this report. Copies of the Company's reports filed with the SEC (other than exhibits) can also be obtained by contacting Chris Bumps, Corporate Secretary, at our principal offices, which are located at 4811 U.S. Route 5, Derby, Vermont  05829 or by calling (802) 334-7915.

Item 1A. Risk Factors

Industry Factors

Investments in Community Bancorp. stock involve risk. The following discussion highlights risks that management believes are material for our Company, but does not necessarily include all risks that the Company may face.

Fluctuations in interest rates could adversely affect our business

Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow. Conversely, decreases in interest rates could result in an acceleration of loan prepayments. An increase in market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs, which could adversely affect our business.

Significant increases in market interest rates could also affect our cost of funds by requiring us to increase the rates we pay on interest bearing deposits and other liabilities and by providing an incentive for depositors to more rapidly move funds into higher yielding deposits and investments. Also, such increases in market rates could increase our borrowing costs.

Fluctuations in interest rates could adversely affect our margin spread

Changes in market interest rates, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact our margin spread, that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest bearing liabilities, such as deposits or other borrowings. The impact could result in a decrease in our interest income relative to interest expense.

Allowance for loan losses may be insufficient

We maintain an allowance for loan losses based on, among other things, local and regional economic conditions, historical loss experience and delinquency trends. However, we cannot predict loan losses with certainty, and cannot ensure that charge-offs in future periods will not exceed the allowance for loan losses. If charge-offs exceed our allowance, our earnings would decrease. In addition, the Comptroller of the Currency reviews our allowance for loan losses from time to time and may require additions to the allowance based on their judgment about information available to them at the time of their examination. An increase in our allowance for loan losses would require a charge against earnings.

Substantial competition could adversely affect us

Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in northeastern and central Vermont. Our competitors include a number of state and national banks and credit unions, as well as financial and nonfinancial firms that offer services similar to those offered by us. Some of our competitors are community or regional banks that have strong local market positions. Our large regional bank competitors, in particular, have substantial capital, technology and marketing resources that are well in excess of ours. Such large regional financial institutions may have greater access to capital at a lower cost and a higher per-borrower lending limit than our company, which may adversely affect our ability to compete with them effectively.

Adverse effects of, or changes in, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us

We are subject to significant federal regulation and supervision and to certain state requirements. These laws and regulatory supervision are primarily for the benefit and protection of our customers and not for the benefit of investors. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiary may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement.

Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board , which regulates the supply of money and credit in the U.S. Under long-standing policy of the Federal Reserve Board, a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates on borrowings by depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board may have a material effect on our business, prospects, results of operations and financial condition.

See "Supervision and Regulation" under Item 1 above for discussion of other laws and regulations that may have a material effect on our business, prospects, results of operations and financial condition.

Changes in accounting standards could materially impact our financial statements

From time to time the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be very difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

There are an increasing number of non-bank competitors providing financial services

Technology and other changes increasingly allow parties to complete financial transactions electronically, without the need for a physical presence in a market area. We are therefore likely to face increasing competition from out-of-market competitors. In addition, in many cases transactions may now be completed without the involvement of banks. For example, consumers can pay bills and transfer funds over the Internet and by telephone without banks. Many non-bank financial service providers have lower overhead costs and are subject to fewer regulatory constraints. If consumers do not use banks to complete their financial transactions, we could potentially lose fee income, deposits and income generated from those deposits.

Company Factors

Adverse local economic conditions could adversely affect our business

Substantially all of our assets, deposits and fee income is generated in northeastern Vermont. As a result, poor economic conditions in northeastern Vermont may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Our primary market area is located in the poorest region of Vermont. Economic conditions in northeastern Vermont are subject to various uncertainties, to a greater degree than other regions of the state. If economic conditions in northeastern Vermont decline, we expect that our level of problem assets could increase and our prospects for growth could be impaired.

Adverse economic factors affecting certain industries we serve could adversely affect our business

We are subject to certain industry-specific economic factors. For example, a significant and increasing portion of our total loan portfolio is related to residential real estate, especially in northeastern Vermont. Accordingly, a downturn in the real estate and housing industries in northeastern Vermont could have an adverse effect on our operations and the quality of our real estate loan portfolio. Increases in residential mortgage loan interest rates could also have an adverse effect on our operations by depressing new mortgage loan originations. We provide financing to businesses in a number of other industries that may be vulnerable to industry-specific economic factors. Industry-specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

We are not able to offer all of the financial services and products of a financial holding company

Banks, securities firms, and insurance companies can now combine as a "financial holding company." Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Some of our competitors have elected to become financial holding companies.

Our common stock is not traded on NASDAQ or listed on any securities exchange

Our common stock is not traded on NASDAQ or listed on any securities exchange. Trades in our stock effected by certain brokerage firms are reported on the Over-the-Counter (OTC) Bulletin Board maintained by NASDAQ, but trading in the stock is sporadic. Therefore, an investment in our stock is not as liquid as an investment in a company whose stock is actively traded on an exchange or through the NASDAQ National Market System.

Restrictions on dividends and other distributions could limit amounts payable to us

As a holding company, our cash flow typically comes from dividends our bank subsidiary pays to us. Statutory provisions restrict the amount of dividends our subsidiary can pay to us without regulatory approval. In addition, if our subsidiary were to liquidate, its creditors would be entitled to receive distributions from assets to satisfy their claims against it before we, as a holder of an equity interest in the subsidiary, would be entitled to receive any of such assets.

We rely on third parties for important products and services

Third-party vendors provide key components of our business infrastructure such as Internet connections, network access and transaction processing and we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third-party vendors could also entail significant delay and expense.

Our business could suffer if we fail to attract and retain skilled personnel

Our success depends, in large part, on our ability to attract and retain key personnel, including executives. Any of our current employees, including our senior management, may terminate their employment with us at any time. Competition for qualified personnel in our industry can be intense and our geographic market area might not be favorably perceived by potential executive management candidates. We may not be successful in attracting and retaining sufficient qualified personnel. We may also incur increased expenses and be required to divert the attention of other senior executives to recruit replacements for the loss of any key personnel.

Significant legal actions could subject us to substantial uninsured liabilities

We are from time to time subject to claims related to our operations. These claims and legal actions, including supervisory or enforcement actions by our regulators, could involve large monetary claims and significant defense costs. To protect ourselves from the cost of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition.

Changes in our tax rates could affect our future results

Our future effective tax rates and tax liabilities could be favorably or unfavorably affected by increases or decreases in applicable tax rates and changes in federal or state tax laws, regulations and agency interpretations. Our effective tax rates could also be affected by changes in the valuation of our deferred tax assets and liabilities or by the outcomes of any examinations of our income tax returns by the Internal Revenue Service or the Vermont Department of Taxes.

Item 1B.  Unresolved Staff Comments

Not Applicable

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

The Bank's main offices are located on U.S. Route 5 in Derby, Vermont, in a freshly renovated 15,000 square foot two-story brick building with a recently completed 19,000 square foot state of the art addition. An operations center houses most of the addition as well as a community room used by the Bank for meetings and various functions. This community room has a secure outside access making it possible for the Bank to offer it to non-profit organizations after banking hours free of charge. A remote drive-up facility and an additional ATM featuring drive-up access were also part of this major renovation project.

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

The Bank's Barton office is located on Church Street, in a renovated facility. This office is equipped with a banking lobby, a drive-up window, and an ATM. The lease was entered into in 1985 with an initial fifteen-year term, and was most recently renewed in 2000 for an additional 15 years.

The Bank owns condominium space in the state office building on Main Street in Newport to house its Newport office. The Bank occupies approximately 3,084 square feet on the first floor of the building for a full service banking facility equipped with an ATM and a remote drive-up facility. In addition, the Bank owns approximately 4,400 square feet on the second floor, a portion of which formerly housed the Bank's trust department and is now leased to CFSG, LLC, with another portion leased to a law firm.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the market price of, and dividends paid on, the Company's common stock is incorporated by reference to Page 68 of the Annual Report to Shareholders under the caption "Common Stock Performance by Quarter" for 2005.

The following table provides information as to purchases of the Company's common stock during the fourth quarter ended December 31, 2005, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
For the month ended:	Shares Purchased(1)	Paid Per Share	Announced Plan(2)	End of the Period(2)

October 1 - October 31	2,500	$16.02	0	231,048
November 1 - November 30	1,000	$16.15	0	231,048
December 1 - December 31	8,252	$16.06	4,938	226,110

Total	11,752	$16.06	4,938	226,110

(1)  6,814 shares were purchased by Community Financial Services Group, LLC ("CFSG"), which may be deemed to be an affiliate of the Company under Rule 10b-18, for the account of participants invested in the Company Stock Fund under the Company's Retirement Savings Plan. All purchases by CFSG were made in the open market in brokerage transactions and reported on the OTC Bulletin Board©.

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

Item 6.  Selected Financial Data

Incorporated by reference to Pages 39, 44, 56, and 57 of the Annual Report to Shareholders for 2005, filed as Exhibit 13 to this report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference to Pages 46-68 of the Annual Report to Shareholders for 2005, filed as Exhibit 13 to this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to the section labeled "Risk Management", beginning on page 54, of Management's Discussion and Analysis of Financial Condition and Results of Operation in the Annual Report to Shareholders for 2005, filed as Exhibit 13 to this report.

Item 8.  Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry, Dunn, McNeil & Parker, are incorporated herein by reference from the Annual Report to Shareholders for 2005, filed as Exhibit 13 to this report, at Page 16 through Note 25 on Page 45.

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

There was no change made during the fourth quarter of 2005 in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

Not Applicable

PART III.

Item 10.  Directors and Executive Officers of the Registrant

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006:

Listing of the names, ages, principal occupations and business experience of the incumbent directors and nominees under the caption "ARTICLE I - ELECTION OF DIRECTORS."
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

The Code of Ethics for Senior Financial Officers and the Principal Executive Officer is available on the Company's website at www.communitybancorpvt.com. The Code is also listed as Exhibit 14 to this report and incorporated by reference to a prior filing with the SEC.

Item 11.  Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006:
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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION."

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13.  Certain Relationships and Related Party Transactions

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006:
Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -Transactions with Management."

Item 14.  Principal Accountant Fees and Services

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006 under the caption "ARTICLE 2- RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

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

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The Company's audited consolidated financial statements and notes thereto and the report of Berry, Dunn, McNeil & Parker thereon, are incorporated by reference to the Annual Report to Shareholders for fiscal year 2005, filed as Exhibit 13 to this report.

(b)  Exhibits

The following exhibits are incorporated by reference:
Exhibit 3(i) - Amended and Restated Articles of Association filed as Exhibit 3(i) of the Company's Form 10-Q report filed with the Commission on November 9, 2004.
Exhibit 3(iii) - Amended and Restated By-laws of Community Bancorp. filed as Exhibit 3(ii) of the Company's
Form 10-Q report filed with the Commission on November 9, 2004
Exhibit 10(i) - Directors Deferred Compensation Plan* is incorporated by reference to exhibit 10(i) of the Form 10-K filed with the Commission on March 31, 2000, and supplemented by the disclosure contained in the Company's Current Report on Form 8-K filed with the Commission on December 19, 2005.
Exhibit 10(ii) - Supplemental Retirement Plan* is incorporated by reference to exhibit 10(ii) of the Form 10-K filed with the Commission on March 29, 2002.
Exhibit 10(iii) - Description of the Officer Incentive Plan* is incorporated by reference to the section of the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 10, 2005, under the caption "EXECUTIVE COMPENSATION - Officer Incentive Plan", as amended in 2005 as disclosed in the Company's Current Report on Form 8-K filed with the Commission on December 19, 2005.
Exhibit 10(iv) - Description of the Directors Retirement Plan* filed as exhibit 10(iv) of the Company's Form 10-K filed with the Commission on March 30, 2005; plan terminated in 2005, as disclosed in the Company's Current Report on Form 8-K filed with the Commission on December 19, 2005.
Exhibit 14 - Code of Ethics for Senior Financial Officers and the Principal Executive Officer is incorporated by reference to Exhibit 14 of the Form 10-K filed with the Commission on March 30, 2004.
_________________

*Denotes compensatory plan or arrangement.

The following exhibits are filed as part of this report:
Exhibit 13 - Portions of the Annual Report to Shareholders of Community Bancorp. for 2005,
specifically incorporated by reference into this report.
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
COMMUNITY BANCORP.

BY: /s/ Richard C. White	Date: March 29, 2006
Richard C. White, Chairman
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
BY: /s/ Stephen P. Marsh	Date: March 29, 2006
Stephen P. Marsh, President and COO

COMMUNITY BANCORP. DIRECTORS

/s/ Thomas E. Adams	Date: March 29, 2006
Thomas E. Adams

/s/ Jacques R. Couture	Date: March 29, 2006
Jacques R. Couture

/s/ Elwood G. Duckless	Date: March 29, 2006
Elwood G. Duckless

/s/ Michael H. Dunn	Date: March 29, 2006
Michael H. Dunn

/s/ Rosemary M. Lalime	Date: March 29, 2006
Rosemary M. Lalime

/s/ Marcel Locke	Date: March 29, 2005
Marcel Locke

/s/ Stephen P. Marsh	Date: March 29, 2006
Stephen P. Marsh

/s/ Anne T. Moore	Date: March 29, 2006
Anne T. Moore

/s/ Dale Wells	Date: March 29, 2006
Dale Wells

/s/Richard C. White	Date: March 29, 2006
Richard C. White