Form 10-K/A
period 2005-12-31
COMMUNITY BANCORP /VT
filed 2006-04-13
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

Explanatory Note: This amended report is being filed to correct the following typographical errors in Exhibit 13 (Portions of the Annual Report to Shareholders of Community Bancorp. for 2005):

  retained earnings figures in the Company's consolidated balance sheets for the periods ended December 31, 2005 and 2004; and

  date of caption in Note 2, table of fair values and unrealized losses of investment securities.

Except for updating of certain exhibits, there are no other changes contained in this amended report to the Company's Annual Report on Form 10-K filed with the Commission on March 29, 2006.

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

More information on the Company's corporate governance practices is available on the Company's website at www.communitybancorpvt.com.

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

Other Available Information

This annual report on Form 10-K is on file with SEC. The Company also files with the SEC quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy materials for its annual meeting of shareholders. You may obtain copies of these documents by visiting the SEC's Public Reference Room at 100F Street, NE, Washington, DC 20549-0213, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC's website at http://www.sec.gov. The Company's SEC-filed reports and proxy statements are also available on the Company's website at www.communitybancorpvt.com. The Company has also posted on its website the Company's Code of Ethics for Senior Financial Officers and the Principal Executive Officer; the Insider Trading Policy and the charter of the Audit, Compensation, and Nominating Committees. The information and documents contained on the Company's website do not constitute part of this report. Copies of the Company's reports filed with the SEC (other than exhibits) can also be obtained by contacting Chris Bumps, Corporate Secretary, at our principal offices, which are located at 4811 U.S. Route 5, Derby, Vermont  05829 or by calling (802) 334-7915.

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
Exhibit 10(iii) - Description of the Officer Incentive Plan* is incorporated by reference to the section of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006, under the caption "EXECUTIVE COMPENSATION - Officer Incentive Plan".
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

The following exhibits are filed as part of this report:
Exhibit 3(iii) - Amended and Restated By-laws of Community Bancorp. as amended through April 4, 2006.
Exhibit 13 - Portions of the Annual Report to Shareholders of Community Bancorp. for 2005,
specifically incorporated by reference into this report.
Exhibit 21 - Subsidiaries of Community Bancorp.
Exhibit 23 - Consent of Berry, Dunn, McNeil & Parker**
Exhibit 31.1 - Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002**
Exhibit 31.2 - Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002**
Exhibit 32.1 - Certification from the Chief Executive Officer of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002**
Exhibit 32.2 - Certification from the Chief Financial Officer of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

*  Denotes compensatory plan or arrangement.
** Updated; replaces previously filed exhibit.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.
COMMUNITY BANCORP.

BY: /s/ Stephen P. Marsh	Date: April 13, 2006
Stephen P. Marsh, President
and Chief Operating Officer
(Chief Financial Officer)