Form 10-Q
period 2006-03-31
COMMUNITY BANCORP /VT
filed 2006-05-10
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ( X )  No (  )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ( )	Accelerated filer ( )	Non-accelerated filer ( X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES (  )     NO(X)

At May 10, 2006, there were 4,084,653 shares outstanding of the Corporation's common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Balance Sheets
	March 31	December 31	March 31
	2006	2005	2005
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$7,950,121	$11,066,745	$7,743,945
Federal funds sold and overnight deposits	21,037	6,508,194	0

Total cash and cash equivalents	7,971,158	17,574,939	7,743,945
Securities held-to-maturity (fair value $28,522,000 at 03/31/06,
$28,444,000 at 12/31/05 and $33,514,777 at 03/31/05)	28,464,535	28,391,665	33,514,777
Securities available-for-sale	33,389,975	36,454,426	47,690,222
Restricted equity securities, at cost	3,252,150	3,252,150	2,688,850
Loans held-for-sale	1,014,344	1,586,582	895,875
Loans	258,802,897	250,622,955	228,801,112
Allowance for loan losses	(2,220,719)	(2,189,187)	(2,163,445)
Unearned net loan fees	(693,118)	(684,106)	(709,729)

Net loans	255,889,060	247,749,662	225,927,938
Bank premises and equipment, net	11,861,406	11,617,119	8,512,366
Accrued interest receivable	1,923,659	1,789,251	1,890,800
Other real estate owned, net	0	0	10,000
Other assets	5,496,346	5,411,770	4,748,084

Total assets	$349,262,633	$353,827,564	$333,622,857

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$45,250,947	$45,848,972	$41,737,763
NOW and money market accounts	83,853,164	100,078,793	87,579,159
Savings	45,763,070	45,281,605	47,626,726
Time deposits, $100,000 and over	26,925,642	25,621,541	22,536,282
Other time deposits	82,905,518	77,481,500	75,337,328

Total deposits	284,698,341	294,312,411	274,817,258

Federal funds purchased and other borrowed funds	16,017,000	10,040,000	14,764,000
Repurchase agreements	16,309,660	17,347,140	14,157,457
Accrued interest and other liabilities	2,944,159	3,004,679	1,802,259

Total liabilities	319,969,160	324,704,230	305,540,974

Shareholders' Equity
Common stock - $2.50 par value; 6,000,000 shares authorized
and 4,293,939 shares issued at 03/31/06, 4,279,884 shares
issued at 12/31/05 and 4,050,235 shares issued at 03/31/05	10,734,847	10,699,709	10,125,586
Additional paid-in capital	21,507,605	21,324,481	17,961,410
Retained earnings	142,079	165,983	2,853,526
Accumulated other comprehensive loss	(476,326)	(452,118)	(422,244)
Less: treasury stock, at cost; 209,511 shares at 03/31/06, 209,510
shares at 12/31/05, and 198,446 shares at 03/31/05	(2,614,732)	(2,614,721)	(2,436,395)

Total shareholders' equity	29,293,473	29,123,334	28,081,883

Total liabilities and shareholders' equity	$349,262,633	$353,827,564	$333,622,857

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
( Unaudited )

For The First Quarter Ended March 31,	2006	2005

Interest income
Interest and fees on loans	$4,266,090	$3,693,361
Interest on debt securities
Taxable	305,811	409,849
Tax-exempt	244,785	225,464
Dividends	42,443	26,201
Interest on federal funds sold and overnight deposits	15,317	2,288

Total interest income	4,874,446	4,357,163

Interest expense
Interest on deposits	1,407,864	1,037,048
Interest on federal funds purchased and other borrowed funds	131,911	109,004
Interest on repurchase agreements	77,202	33,834

Total interest expense	1,616,977	1,179,886

Net interest income	3,257,469	3,177,277
Provision for loan losses	37,500	37,500

Net interest income after provision	3,219,969	3,139,777

Non-interest income
Service fees	312,185	285,554
Other income	357,439	409,035

Total non-interest income	669,624	694,589

Non-interest expense
Salaries and wages	1,164,530	1,138,471
Pension and other employee benefits	416,168	404,664
Occupancy expenses, net	571,898	513,907
Other expenses	960,630	894,773

Total non-interest expense	3,113,226	2,951,815

Income before income taxes	776,367	882,551
Applicable income taxes	110,425	152,410

Net Income	$665,942	$730,141

Earnings per share based on weighted average shares outstanding	$0.16	$0.18

Weighted average number of common shares
used in computing earnings per share	4,075,565	4,035,562

Dividends declared per share	$0.17	$0.16

Book value per share on shares outstanding at March 31,	$7.17	$6.94

Per share data for 2005 has been restated to reflect a 5% stock dividend declared in May 2005.
The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31,	2006	2005

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$665,942	$730,141
Adjustments to Reconcile Net Income to Net Cash Provided by Operating
Activities:
Depreciation and amortization	217,593	201,389
Provision for loan losses	37,500	37,500
Provision for deferred income taxes	(30,013)	80,939
Net gain on sale of loans	(56,016)	(80,509)
Loss on sale or disposal of fixed assets	396	0
Gain on investment in Trust LLC	(30,416)	(2,828)
Amortization of bond premium, net	27,772	72,097
Proceeds from sales of loans held for sale	4,637,746	5,993,270
Originations of loans held for sale	(4,009,492)	(4,975,239)
Increase (decrease) in taxes payable	140,438	(230,678)
Increase in interest receivable	(134,408)	(237,973)
Increase in mortgage servicing rights	(7,538)	(29,007)
Increase in other assets	(124,128)	(18,861)
Increase (decrease) in unamortized loan fees	9,012	(54,045)
(Decrease) increase in interest payable	(6,531)	19,751
Decrease in accrued expenses	(167,993)	(36,644)
Increase (decrease) in other liabilities	9,705	(19,996)

Net cash provided by operating activities	1,179,569	1,449,307

Cash Flows from Investing Activities:
Investments - held to maturity
Maturities and paydowns	3,187,227	2,170,953
Purchases	(3,260,096)	(4,102,716)
Investments - available for sale
Sales and maturities	3,000,000	4,000,000
Purchases	0	(1,000,000)
Purchase of restricted equity securities	0	(373,400)
Decrease (increase) in investment in limited partnership, net	84,662	(559,049)
(Increase) decrease in loans, net	(8,208,255)	(1,055,015)
Capital expenditures, net	(462,276)	(656,635)
Proceeds from sales of other real estate owned	0	82,800
Recoveries of loans charged off	22,345	16,264

Net cash used in investing activities	(5,636,393)	(1,476,798)

Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market and savings accounts	(16,342,189)	(7,572,915)
Net increase (decrease) in certificates of deposit	6,728,119	(215,698)
Net decrease in repurchase agreements	(1,037,480)	(750,061)
Net increase in other borrowed funds	5,977,000	8,357,000
Payments to acquire treasury stock	(11)	(33)
Dividends paid	(472,396)	(437,663)

Net cash used in financing activities	(5,146,957)	(619,370)

Net decrease in cash and cash equivalents	(9,603,781)	(646,861)
Cash and cash equivalents:
Beginning	17,574,939	8,390,806

Ending	$7,971,158	$7,743,945

Supplemental Schedule of Cash Paid During the Period
Interest	$1,623,508	$1,160,135

Income taxes	$0	$350,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized loss on securities available-for-sale	$(36,678)	$(384,189)

Other real estate owned acquired in settlements of loans	$0	$10,000

Investments in limited partnerships
Amortization of limited partnerships	$84,756	$84,750
Decrease in contributions payable	(94)	(643,799)

	$84,662	$(559,049)

Dividends Paid
Dividends declared	$689,846	$652,627
Increase in dividends payable attributable to dividends declared	(91)	(2,178)
Dividends reinvested	(217,359)	(212,786)

	$472,396	$437,663

The accompanying notes are an integral part of these consolidated financial statements.

Table_of_Content

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND CONSOLIDATION

     The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for fair presentation of the financial condition and results of operations of the Company contained herein have been made. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, contained in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2005.

NOTE 2.  RECENT ACCOUNTING DEVELOPMENTS

     Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets-an amendment to FASB Statement No. 140, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities will subsequently be reported using the amortization method or the fair value measurement method. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006 with earlier application permitted with certain restrictions. The initial application of the fair value measurement method would be reported as a cumulative effect adjustment to beginning retained earnings. The Statement requires certain disclosures about the basis for measurement and regarding risks, activity, and fair value of servicing assets and of servicing liabilities. Management does not expect this SFAS to have a material impact on the Company's financial statements.

NOTE 3. EARNINGS PER SHARE

     Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period and reduced for shares held in Treasury.

NOTE 4.  COMPREHENSIVE INCOME

     Accounting principles generally require recognized revenue, expenses, gains, and losses to be included in net income. Certain changes in assets and liabilities, such as the after-tax effect of unrealized gains and losses on available-for-sale securities, are not reflected in the income statement, but the cumulative effect of such items from period-to-period is reflected as a separate component of the equity section of the balance sheet (accumulated other comprehensive income or loss). Other comprehensive income, along with net income, comprises the Company's total comprehensive income.

The Company's total comprehensive income for the quarterly comparison periods is calculated as follows:
For the first quarter ended March 31,	2006	2005

Net Income	$665,942	$730,141
Other comprehensive loss, net of tax:
Change in unrealized holdings losses on available-for-sale
securities arising during the period	(36,678)	(384,189)
Tax effect	12,470	130,624

Other comprehensive loss, net of tax	(24,208)	(253,565)

Total comprehensive income	$641,734	$476,576

TableofContentsTable_of_Content

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended March 31, 2006

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

OVERVIEW

     The following Management's Discussion and Analysis explains in detail the results of the first quarter of 2006.

     Net income for the first quarter of 2006 was $665,942 or $0.16 per share versus $730,141 or $0.18 per share for the same period last year, restated for the 5% stock dividend paid on July 1, 2005. Net interest income for the first quarter of 2006 was $3.2 million compared to $3.1 million for the first quarter of 2005. The persistently flat yield curve continues to put pressure on our spreads. Loan growth with a decrease in deposits has resulted in an increased need for borrowed funds. Short-term interest rates continue to rise, but the long-term rates have stayed relatively flat. We do not expect the yield curve to steepen until some expectation of inflation introduces itself to the U. S. economy, driving long-term rates upward, or the economy weakens driving short-term rates down.

     Total assets at March 31, 2006 were $349.3 million compared to $353.8 million at December 31, 2005. It is typical for the Company to see a decrease in total assets during the first quarter of the year. As of the end of the quarter, total assets had declined $4.6 million from the December 2005 levels, however total assets were $15.6 million ahead of March 2005. Asset growth, year-to-year has been primarily in loans. While our loans increased during the first quarter, our normal growth pattern for deposits is from late second quarter through early November. Many of our customers use their seasonal nest eggs to sustain them through the long winter, and replenish these funds over the summer and into the fall to then repeat the process the following year. Our municipal customers follow a similar pattern, with the bulk of their tax collections occurring during the last part of the year, which then starts their cycle of spending.

     Non-interest income was down this quarter compared to the first quarter of 2005 mainly due to a decrease in real estate mortgage activity, resulting in lower fee income from sold mortgages. Non-interest expense increased by $161,411 this quarter compared to last year. While most expenses were normal increases in the cost of doing business, the amount of increase in occupancy expense from the new operation center was approximately $58,000, mainly from increases in depreciation expense and property taxes. Outside agency expenses continue to be higher than in previous years as the Company requires more frequent legal and other consulting services to maintain compliance with increased regulation.

     The following pages describe the financial results of our first quarter in much more detail. Please take the time to read them to more fully understand first quarter 2006 in relation to the 2005 comparison period. The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes included in this report and with the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2005. This report includes forward-looking statements within the meaning of the Securities and Exchange Act of 1934 (the "Exchange Act").

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

     Occasionally, the Company acquires property in connection with foreclosures or in satisfaction of debt previously contracted. To determine the value of property acquired in foreclosure, management often obtains independent appraisals for significant properties. Because the extent of any recovery on these loans depends largely on the amount the Company is able to realize upon liquidation of the underlying collateral, the recovery of a substantial portion of the carrying amount of foreclosed real estate is susceptible to changes in local market conditions. The amount of the change that is reasonably possible cannot be estimated. In addition, the Office of the Comptroller of the Currency (OCC), the Company's primary regulatory agency, as an integral part of their examination process, periodically review the Company's allowance for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

     Companies are required to perform periodic reviews of individual securities in their investment portfolios to determine whether decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the company's intent and ability to hold the security. Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to fundamental factors specific to the issuer, such as financial condition, business prospects or other factors or market-related factors, such as interest rates. Declines in the fair value of securities below their cost that are deemed to be other than temporary are recorded in earnings as realized losses.

     Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized and included in other assets in the consolidated balance sheet. Mortgage servicing rights are amortized into noninterest income in proportion to, and over the period of, estimated future net servicing income of the underlying financial assets. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. The value of capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for mortgage servicing rights relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of mortgage servicing rights requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates and the payment performance of the underlying loans. The carrying value of the mortgage servicing rights is periodically reviewed for impairment based on a determination of fair value. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of other assets.

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

RESULTS OF OPERATIONS

     The Company's net income for the first quarter of 2006 was $665,942, representing a decrease of 8.8% over net income of $730,141 for the first quarter of 2005. This resulted in earnings per share of $0.16 and $0.18, respectively, for the first quarter of 2006 and 2005. Although net income after taxes was lower in the comparison, core earnings (net interest income) for the first quarter of 2006 have increased over the first quarter of 2005.

     Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings. Average assets increased while net income decreased resulting in lower ROA for the first quarter of 2006 compared to the same period in 2005, and an increase in average equity coupled with a decrease in income resulted in lower ROE for the same periods. The following table shows these ratios annualized for the comparison periods.

For the quarter ended March 31,	2006	2005

Return on Average Assets	.78%	.89%
Return on Average Equity	9.26%	10.57%

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

     The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the three-month comparison period, of 2006 and 2005:
For the three months ended March 31,	2006	2005

Net interest income as presented	$3,257,469	$3,177,277
Effect of tax-exempt income	126,101	116,148

Net interest income, tax equivalent	$3,383,570	$3,293,425

AVERAGE BALANCES AND INTEREST RATES

     The table below presents average earning assets and average interest-bearing liabilities supporting earning assets. Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the 2006 and 2005 comparison periods. Loans are stated before deduction of non-accrual loans, unearned discount and allowance for loan losses.

Table_of_Content

	For the Three Months Ended March 31:
		2006			2005
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
INTEREST EARNING ASSETS
Loans (gross)	$256,932,478	$4,266,090	6.73%	$229,456,571	$3,693,361	6.53%
Taxable Investment Securities	34,754,454	305,811	3.57%	49,691,584	409,849	3.34%
Tax Exempt Investment Securities	27,568,087	370,886	5.46%	31,031,646	341,612	4.46%
Federal Funds Sold	749,222	6,952	3.76%	243,389	1,345	2.24%
Sweep Account	705,296	8,365	4.81%	161,461	943	2.37%
Other Securities	3,284,650	42,443	5.24%	2,570,774	26,201	4.13%

TOTAL	$323,994,187	$5,000,547	6.26%	$313,155,425	$4,473,311	5.79%

INTEREST BEARING LIABILITIES
Savings Deposits	$45,212,425	$38,852	0.35%	$46,835,239	$40,333	0.35%
NOW & Money Market Funds	91,195,121	444,140	1.98%	90,013,517	302,087	1.36%
Time Deposits	106,712,277	924,872	3.51%	98,388,864	694,628	2.86%
Federal Funds Purchased and
Other Borrowed Funds	11,317,269	131,911	4.73%	12,033,067	108,326	3.65%
Notes Payable	0	0	0.00%	50,000	678	5.50%
Repurchase Agreements	17,495,079	77,202	1.79%	12,685,911	33,834	1.08%

TOTAL	$271,932,171	$1,616,977	2.41%	$260,006,598	$1,179,886	1.84%

Net Interest Income		$3,383,570			$3,293,425
Net Interest Spread			3.85%			3.95%
Interest Differential			4.24%			4.27%

(2) Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(3) Interest differential is tax equivalent net interest income divided by average earning assets.

     An increase of $10.8 million is noted in the average volume of earning assets for the first three months of 2006 compared to the same period of 2005, with an increase of 47 basis points in the average yield. Interest earned on the loan portfolio accounts for approximately 85.3% of total interest income for 2006 and 82.6% for 2005. This increase is a result of an increase in short-term rates as well as an increase in loan volume throughout the 2005 and 2006 comparison periods.

     In comparison, the average volume of interest bearing liabilities for the first three months of 2006 increased approximately $11.9 million over the 2005 comparison period, and the rate paid on these accounts increased 57 basis points. Interest paid on time deposits comprises 57.2% and 58.9%, respectively, of total interest expense for the 2006 and 2005 comparison periods.

     As time deposits mature, some are renewing at shorter terms with lower rates, while others are being placed in CD specials at competitive rates. Some of the increase in CD balances has been due to the customers shifting money from non-maturing products into CD's. With recent increase in interest rates, the Company has seen some benefit from its asset sensitive position, as a portion of the adjustable rate loans repriced to the higher interest rates over the past few months. However, the increase in short-term rates continues to pose a challenge to the Company to manage the cost of funds. Growth in loans continues to outpace growth in deposits, requiring an increase in short-term borrowings, a more costly funding source than deposits. The yield curve remains flat (short-term rates are relatively close to long-term rates) minimizing spread income.

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first three months of 2006 and 2005 resulting from volume changes in average assets and average liabilities and fluctuations in rates earned and paid.

Table_of_Content

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

Loans(2)	$130,329	$442,400	$572,729
Taxable Investment Securities	27,450	(131,488)	(104,038)
Tax Exempt Investment Securities	75,904	(46,630)	29,274
Federal Funds Sold	2,813	2,794	5,607
Sweep Account	4,244	3,178	7,422
Other Securities	8,972	7,270	16,242

Total Interest Earnings	$249,712	$277,524	$527,236

Savings Deposits	$(80)	$(1,401)	$(1,481)
NOW & Money Market Funds	138,091	3,962	142,053
Time Deposits	171,547	58,697	230,244
Other Borrowed Funds	31,933	(8,348)	23,585
Notes Payable	(678)	0	(678)
Repurchase Agreements	30,561	12,807	43,368

Total Interest Expense	$371,374	$65,717	$437,091

Change in Net Interest Income	$(121,662)	$211,807	$90,145

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

NON INTEREST INCOME AND NON INTEREST EXPENSE

     The decrease in non-interest income for the first three months of 2006 compared to the first three months of 2005 was attributable primarily to a decrease in secondary real estate market activity, generating less income from loan sales and associated fees.

     The increase in non-interest expense is attributable in part to an increase of $57,991 in occupancy expenses. The Company anticipated an increase in the form of additional depreciation expenses associated with the newly finished addition and renovations to the Company's main office. An increase of $26,059 in salaries was recognized as the result of normal salary increases. Other expense increased $65,857 in total through increases in many of the components including audit, consulting fees, and postage. Increased regulations and current legislative issues concerning banks and public companies have caused the Company to seek legal advice more frequently than in the past. Compliance with the Sarbanes Oxley Act continues to impact both legal and audit fees as the Company prepares to meet the requirements of Section 404 of the Sarbanes Oxley Act.

     Management monitors all components of other non-interest expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate. This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     Consistent with the decrease in income, provisions for income taxes decreased $41,985 with figures of $110,425 for the first quarter of 2006 versus $152,410 for the same period in 2005.

Table_of_Content

CHANGES IN FINANCIAL CONDITION

     The following table reflects the composition of the Company's major categories of assets and liabilities as of the dates indicated:
ASSETS	March 31, 2006		December 31, 2005		March 31, 2005

Loans (gross)	$259,817,241	74.39%	$252,209,537	71.28%	$229,696,987	68.85%
Available for Sale Securities	33,389,975	9.56%	36,454,426	10.30%	47,690,222	14.29%
Held to Maturity Securities	28,464,535	8.15%	28,391,665	8.02%	33,514,777	10.05%

LIABILITIES

Savings Deposits	$45,763,070	13.10%	$45,281,605	12.80%	$47,626,726	14.28%
NOW & Money Market Funds	83,853,164	24.01%	100,078,793	28.28%	87,579,159	26.25%
Time Deposits	109,831,160	31.45%	103,103,041	29.14%	97,873,610	29.34%

     The Company's commercial loan portfolio increased during the first quarter of 2006, due primarily to new loans of substantial size. The goal of the Company for 2005 was to increase the in-house loan portfolio. This goal was accomplished, accounting for the increase in loans from March 31, 2005 to December 31, 2005. Funding for these new loans was accomplished in part through maturities in the Company's available-for-sale investment portfolio, accounting for the decrease in these assets from March 31, 2005 to March 31, 2006. The Company's goal for 2006 is to increase secondary real estate market activity in the residential mortgage portfolio and to increase the commercial loan portfolio. Competitive Certificate of Deposit rates were offered throughout 2005 and into the first quarter of 2006, accounting for the increase in this deposit category throughout the comparison periods, while also adding another source of funding, with the difference coming in the form of short-term borrowings and maturities in the available-for-sale securities portfolio.

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

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	March 31, 2006		December 31, 2005
	Total Loans	% of Total	Total Loans	% of Total
Real Estate Loans
Construction & Land Development	$12,579,663	4.84%	$13,931,238	5.52%
Farm Land	2,771,877	1.07%	2,870,364	1.14%
1-4 Family Residential	137,515,666	52.93%	133,612,177	52.97%
Home Equity Lines	11,415,271	4.39%	11,165,413	4.43%
Commercial Real Estate	50,730,395	19.53%	48,504,553	19.23%
Loans to Finance Agricultural Production	187,929	0.07%	213,692	0.09%
Commercial & Industrial	23,719,868	9.13%	20,049,163	7.95%
Consumer Loans	20,148,748	7.75%	21,295,619	8.44%
All Other Loans	747,824	0.29%	567,318	0.23%

Gross Loans	259,817,241	100%	252,209,537	100%

Less:
Allowance for Loan Losses	(2,220,719)	-0.85%	(2,189,187)	-0.87%
Deferred Loan Fees	(693,118)	-0.27%	(684,106)	-0.27%

Net Loans	$256,903,404	98.88%	$249,336,244	98.86%

Allowance for loan losses and provisions - The Company continues to maintain an allowance for loan losses at a level that management believes is adequate to absorb losses inherent in the loan portfolio. As of March 31, 2006, the Company maintained a residential loan portfolio (including home equity lines of credit) of $148.9 million, compared to $144.8 million at December 31, 2005, accounting for 57.3% and 57.4%, respectively, of the total loan portfolio. The commercial real estate portfolio (including construction, land development and farmland loans) totaled $66.1 million and $65.3 million, respectively, for March 31, 2006 and December 31, 2005, comprising 25.4% and 25.9%, respectively, of the total loan portfolio. The Company's commercial loan portfolio includes loans that carry guarantees from government programs, thereby mitigating the Company's credit risk on such loans. In addition, at March 31, 2006, the Company had $18.1 million in guaranteed loans, compared to $18.7 million at December 31, 2005. The volume of residential and commercial loans secured by real estate, together with the low historical loan loss experience in these portfolios, helps to support the Company's basis for loan loss coverage. Furthermore, the Company is committed to a conservative lending philosophy and maintains high credit and underwriting standards. In establishing the ALL, management uses qualitative factors to simulate current lending conditions. The lenders and credit administration staffs are highly skilled and dedicated to the high standards and expectations of the Company.

Table_of_Content

The following table summarizes the Company's loan loss experience for the three months ended March 31,
	2006	2005

Loans Outstanding End of Period	$259,817,241	$229,696,987

Average Loans Outstanding During Period	$256,932,478	$229,456,571

Loan Loss Reserve, Beginning of Period	$2,189,187	$2,153,372
Loans Charged Off:
Residential Real Estate	0	4,602
Commercial Real Estate	0	0
Commercial Loans not Secured by Real Estate	13,266	10,000
Consumer Loans	15,047	29,089

Total Loans Charged Off	28,313	43,691
Recoveries:
Residential Real Estate	300	610
Commercial Real Estate	0	0
Commercial Loans not Secured by Real Estate	316	3,632
Consumer Loans	21,729	12,022

Total Recoveries	22,345	16,264

Net Loans Charged Off	5,968	27,427
Provision Charged to Income	37,500	37,500

Loan Loss Reserve, End of Period	$2,220,719	$2,163,445

Non-performing assets for the comparison periods were as follows:
	March 31, 2006	December 31, 2005

		Percent		Percent
	Balance	of Total	Balance	of Total

Non-Accruing loans	$840,621	77.97%	$436,419	71.16%
Loans past due 90 days or more and still accruing	237,544	22.03%	176,885	28.84%

Total	$1,078,165	100.00%	$613,304	100.00%

     Other Real Estate Owned consists of property that the Company has acquired by deed in lieu of foreclosure or through normal foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. The estimated fair value of the property is determined prior to transferring the balance to Other Real Estate Owned. The balance transferred to OREO is the lesser of the estimated fair market value of the property, or the book value of the loan, less estimated cost to sell. Appraisals or loan officer evaluations are then done periodically in accordance with the OREO Policy and if deemed necessary, a write-down may be made to bring the book value of the loan equal to the appraised value, charging such subsequent write-down to the appropriate expense account.

     A recent federal bankruptcy court decision held that, under Vermont law, when there is any significant equity value in excess of the debt owed to the foreclosing party, the forfeiture of the value through Strict Foreclosure may result in a challenge to the transfer in the event of a bankruptcy filing by the borrower who lost the property through foreclosure. The Vermont strict foreclosure process results in a foreclosure that is subject to challenge as a fraudulent transfer, whenever the value of the property exceeds the debt. Therefore, in a foreclosure situation where equity is available, we request an order for public sale rather than taking property into OREO directly through strict foreclosure or otherwise.

As of March 31, 2006 and December 31, 2005, the Company had no OREO properties in its portfolio.

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

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first three months of 2006, there has not been any activity that has created any additional types of off-balance-sheet risk.

     The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk as of March 31, 2006 are as follows:
Contract or
Notional Amount

Unused portions commercial lines of credit	$5,833,960
Unused portions of home equity lines of credit	9,745,661
Other commitments to extend credit	10,225,440
Unused portions of credit card lines	9,479,248
Standby letters of credit and commercial letters of credit	1,271,135
MPF credit enhancement obligation, net of liability recorded	1,069,389

     Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table presents, as of March 31, 2006, significant fixed and determinable contractual obligations to third parties, by payment date:

	Less than	2-3	4-5	More than
	1 year	years	years	5 years	Total

Operating Leases	$166,604	$337,087	$346,046	$972,334	$1,822,071
Housing Limited Partnerships	433,233	123,527	0	0	556,760
FHLB Borrowings	10,977,000	30,000	0	5,010,000	16,017,000

Total	$11,576,837	$490,614	$346,046	$5,982,334	$18,395,831

Table_of_Content

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

     The Company's investment portfolio has decreased approximately $3.0 million through maturities in its available-for-sale portfolio, while the loan portfolio increased $7.6 million during the first three months of 2006. On the liability side, NOW and money market accounts decreased $16.2 million, while time deposits increased approximately $6.7 million. Other borrowed funds increased $6 million in order to fund a portion of the increase in the loan portfolio.

     The Company has a $4.3 million credit line with the Federal Home Loan Bank of Boston (FHLB) with an available balance of the same at March 31, 2006. Interest is chargeable at a rate determined daily approximately 25 basis points higher than the rate paid on federal funds sold. Additional borrowing capacity of approximately $85.6 million through the FHLB is secured by the Company's qualifying loan portfolio.

     As of March 31, 2006, the Company had total advances of $16.0 million against the $85.6 million. The advances with maturity dates greater than a year with higher interest rates are subject to a substantial pre-payment penalty. Although the rates are higher than the current market, the imposed penalty far outweighs the interest charged. The Company's outstanding advances consist of the following:
	Annual		Principal
Purchase Date	Rate	Maturity Date	Balance

March 27, 2006	4.97%	June 27, 2006	$3,000,000
November 16, 1992	7.57%	November 16, 2007	30,000
November 16, 1992	7.67%	November 16, 2012	10,000
January 16, 2001	4.78%	January 18, 2011	5,000,000

Total Long-term Advances			$8,040,000

Federal Funds Purchased			$7,977,000

     Under a separate agreement with FHLB, the Company has the authority to collateralize public unit deposits, up to its FHLB borrowing capacity ($85.6 million less outstanding advances noted above) with letters of credit issued by the FHLB. At March 31, 2006, approximately $52.3 million was pledged, under this agreement, as collateral for these deposits. Interest is charged to the Company quarterly based on the average daily balance for the quarter at an annual rate of 20 basis points. The average daily balance for the first quarter of 2006, was approximately $15.1 million.

     In December 2005, the Company declared a cash dividend of $0.17 per share, payable in the first quarter of 2006, requiring an accrual of $691,964 during the fourth quarter of 2005. In March 2006, the Company declared a cash dividend of $0.17 per share, payable in the second quarter of 2006, requiring an accrual of $692,054 at March 31, 2006.

Table_of_Content

The following table illustrates the changes in shareholders' equity from December 31, 2005 to March 31, 2006:
Balance at December 31, 2005 (book value $7.15 per share)	$29,123,334
Net income	665,942
Issuance of stock	218,262
Purchase of treasury stock (fractional share redemption)	(11)
Total Dividends declared	(689,846)
Change in unrealized gains on available-for-sale securities, net of tax	(24,208)

Balance at March 31, 2006 (book value $7.29 per share)	$29,293,473

     At March 31, 2006, the Company reported that of the 405,000 shares authorized for the stock buyback plan, 178,890 shares have been purchased, leaving 226,110 shares available for repurchase. The repurchase price paid for these shares ranged from $9.75 per share in May of 2000 to $16.50 per share paid in September of 2005. During the first three months of 2006, the Company did not repurchase any shares pursuant to the buyback authority. The last purchase was December 23, 2005 in which 4,938 shares were repurchased at a price of $16.00 per share. For additional information on stock repurchases by the Company and affiliated purchasers (as defined in SEC Rule 10b-18) refer to Part II, Item 2 of this Report.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Under current guidelines, banks must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). The risk-based ratios of the Company and its Subsidiary exceeded regulatory guidelines at March 31, 2006 with reported risk-weighted assets of $222.3 million compared to $216.8 million at December 31, 2005 and total capital of $32.0 million and $31.8 million, respectively. The Company's total risk-based capital to risk-weighted assets was 14.39% and 14.65% at March 31, 2006 and December 31, 2005, respectively. The Company's Tier 1 capital to risk-weighted assets was 13.39% and 13.64% at March 31, 2006 and December 31, 2005, respectively. In addition to risk-based capital requirements, bank holding companies are required to maintain minimum leverage capital ratios of core capital to average assets of $4.0%. The Company exceeded these requirements with leverage ratios of 8.55% as of March 31, 2006, and 8.37% at December 31, 2005.

     Regulators have also established guidelines for minimum capital ratio requirements that define a bank as well-capitalized under prompt corrective action provisions. These minimums are risk-based capital ratio of 10.0% and Tier 1 capital ratio of 6.0%. As of March 31, 2006, the Company and its Subsidiary were deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Company's classification.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's management of the credit, liquidity and market risk inherent in its business operations is discussed in Part 1, Item 2 of this report under the caption "RISK MANAGEMENT", as well as in the Company's 2005 annual report on form 10-K. Management does not believe that there have been any material changes in the nature or categories of the Company's risk exposures from those disclosed in such 10-K report.

Table_of_Content

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

ITEM 1A. Risk Factors

     There has been no material change in the Company's risk factors described in its Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2005.

ITEM 2. Unregistered Sales of Securities and Use of Proceeds

The following table provides information as to purchases of the Company's common stock during the first quarter ended March 31, 2006, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):
				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
For the month ended:	Shares Purchased(1)(2)	Paid Per Share	Announced Plan(3)	End of the Period

January 1 - January 31	500	$15.75	0	226,110
February 1 - February 28	2,416	$15.36	0	226,110
March 1 - March 31	6,000	$15.91	0	226,110

Total	8,916	$15.75	0	226,110

(1)  All 8,916 shares were purchased for the account of participants invested in the Company Stock Fund under the Company's Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank. Such share purchases were facilitated through Community Financial Services Group, LLC ("CFSG"), which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18. All purchases by the Plan were made in the open market in brokerage transactions and reported on the OTC Bulletin Board©.

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

Table_of_Content

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

Table_of_Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: May 10, 2006	By: /s/ Richard C. White
Richard C. White, Chairman &
Chief Executive Officer

DATED: May 10, 2006	By: /s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Operating Officer
(Chief Financial Officer)