Form 10-Q
period 2006-06-30
COMMUNITY BANCORP /VT
filed 2006-08-09
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
YES (  )     NO(X)

At August 9, 2006, there were 4,099,875 shares outstanding of the Corporation's common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Balance Sheets
	June 30	December 31	June 30
	2006	2005	2005
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$7,530,188	$11,066,745	$8,626,094
Federal funds sold and overnight deposits	5,279	6,508,194	74,085

Total cash and cash equivalents	7,535,467	17,574,939	8,700,179
Securities held-to-maturity (fair value $13,554,000 at 06/30/06,
$28,444,000 at 12/31/05 and $18,387,000 at 06/30/05)	13,574,007	28,391,665	18,325,736
Securities available-for-sale	31,240,498	36,454,426	42,829,839
Restricted equity securities, at cost	2,940,450	3,252,150	3,015,750
Loans held-for-sale	901,132	1,586,582	868,597
Loans	263,838,225	250,622,955	233,864,129
Allowance for loan losses	(2,238,870)	(2,189,187)	(2,170,363)
Unearned net loan fees	(677,077)	(684,106)	(695,466)

Net loans	260,922,278	247,749,662	230,998,300
Bank premises and equipment, net	11,751,840	11,617,119	9,422,202
Accrued interest receivable	1,542,044	1,789,251	1,524,401
Other assets	5,588,945	5,411,770	4,765,294

Total assets	$335,996,661	$353,827,564	$320,450,298

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$47,932,083	$45,848,972	$44,801,154
NOW and money market accounts	56,375,837	100,078,793	68,872,277
Savings	45,327,841	45,281,605	47,233,747
Time deposits, $100,000 and over	28,775,085	25,621,541	22,651,208
Other time deposits	92,275,756	77,481,500	75,985,336

Total deposits	270,686,602	294,312,411	259,543,722

Federal funds purchased and other borrowed funds	17,563,000	10,040,000	17,899,000
Repurchase agreements	14,917,551	17,347,140	12,558,291
Accrued interest and other liabilities	3,267,097	3,004,679	1,955,273

Total liabilities	306,434,250	324,704,230	291,956,286

Shareholders' Equity
Common stock - $2.50 par value; 6,000,000 shares authorized
and 4,307,911 shares issued at 06/30/06, 4,279,884 shares
issued at 12/31/05 and 4,254,402 shares issued at 06/30/05	10,769,778	10,699,709	10,636,004
Additional paid-in capital	21,684,056	21,324,481	20,967,782
Retained earnings (deficit)	279,788	165,983	(387,121)
Accumulated other comprehensive loss	(556,479)	(452,118)	(283,453)
Less: treasury stock, at cost; 209,510 shares at 06/30/06, 209,510
shares at 12/31/05, and 198,609 shares at 06/30/05	(2,614,732)	(2,614,721)	(2,439,200)

Total shareholders' equity	29,562,411	29,123,334	28,494,012

Total liabilities and shareholders' equity	$335,996,661	$353,827,564	$320,450,298

The accompanying notes are an integral part of these consolidated financial statements.
COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
( Unaudited )

For The Second Quarter Ended June 30,	2006	2005

Interest income
Interest and fees on loans	$4,592,785	$3,752,190
Interest on debt securities
Taxable	281,388	376,879
Tax-exempt	262,147	259,420
Dividends	41,976	31,746
Interest on federal funds sold and overnight deposits	9,845	1,713

Total interest income	5,188,141	4,421,948

Interest expense
Interest on deposits	1,575,898	1,122,531
Interest on federal funds purchased and other borrowed funds	188,415	148,798
Interest on repurchase agreements	83,106	47,582

Total interest expense	1,847,419	1,318,911

Net interest income	3,340,722	3,103,037
Provision for loan losses	37,500	37,500

Net interest income after provision	3,303,222	3,065,537

Non-interest income
Service fees	324,160	304,902
Other income	514,233	491,401

Total non-interest income	838,393	796,303

Non-interest expense
Salaries and wages	1,167,483	1,134,134
Pension and other employee benefits	422,396	408,644
Occupancy expenses, net	557,074	497,646
Other expenses	973,271	913,311

Total non-interest expense	3,120,224	2,953,735

Income before income taxes	1,021,391	908,105
Applicable income taxes	189,291	151,061

Net Income	$832,100	$757,044

Earnings per share based on weighted average shares outstanding	$0.20	$0.19

Weighted average number of common shares
used in computing earnings per share	4,089,252	4,047,494

Dividends declared per share	$0.17	$0.17

Book value per share on shares outstanding at June 30,	$7.21	$7.03

Per share data for prior periods have been restated to reflect a 5% stock dividend declared in May 2005.
The accompanying notes are an integral part of these consolidated financial statements.
COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
( Unaudited )

For The Six Months Ended June 30,	2006	2005

Interest income
Interest and fees on loans	$8,858,875	$7,445,551
Interest on debt securities
Taxable	587,199	786,728
Tax-exempt	506,932	484,884
Dividends	84,419	57,947
Interest on federal funds sold and overnight deposits	25,162	4,001

Total interest income	10,062,587	8,779,111

Interest expense
Interest on deposits	2,983,762	2,159,579
Interest on borrowed funds	320,326	257,802
Interest on repurchase agreements	160,308	81,416

Total interest expense	3,464,396	2,498,797

Net interest income	6,598,191	6,280,314
Provision for loan losses	75,000	75,000

Net interest income after provision	6,523,191	6,205,314

Non-interest income
Service fees	636,345	590,456
Other income	871,672	900,436

Total non-interest income	1,508,017	1,490,892

Non-interest expense
Salaries and wages	2,332,013	2,272,605
Pension and other employee benefits	838,564	813,308
Occupancy expenses, net	1,128,972	1,011,553
Other expenses	1,933,901	1,808,084

Total non-interest expense	6,233,450	5,905,550

Income before income taxes	1,797,758	1,790,656
Applicable income taxes	299,716	303,471

Net Income	$1,498,042	$1,487,185

Earnings per share on weighted average shares outstanding	$0.37	$0.37

Weighted average number of common shares
used in computing earnings per share	4,082,446	4,041,561

Dividends declared per share	$0.34	$0.33

Book value per share on shares outstanding at June 30,	$7.21	$7.03

Per share data for prior periods have been restated to reflect a 5% stock dividend declared in May 2005.
The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30,		2006		2005

Cash Flows from Operating Activities:
Net Income		$1,498,042		$1,487,185
Adjustments to Reconcile Net Income to Net Cash Provided by Operating
Activities:
Depreciation and amortization		436,667		382,887
Provision for loan losses		75,000		75,000
Deferred income taxes		(33,037)		73,877
Net gain on sale of loans		(145,375)		(181,526)
(Gain) loss on sale or disposal of fixed assets		(818)		8,507
Gain on sale of other real estate owned		0		(7,710)
Gain on investment in Trust LLC		(43,152)		(7,526)
Amortization of bond premium, net		55,806		142,769
Proceeds from sales of loans held for sale		12,749,893		12,933,412
Originations of loans held for sale		(11,919,068)		(11,787,086)
Increase (decrease) in taxes payable		207,752		(247,555)
Decrease in interest receivable		247,207		128,426
Increase in mortgage servicing rights		(52,928)		(78,353)
Increase in other assets		(177,785)		(111,183)
Amortization of limited partnerships		191,640		169,500
Decrease in unamortized loan fees		(7,029)		(68,308)
Increase in interest payable		46,208		74,349
(Decrease) increase in accrued expenses		(1,574)		41,936
Increase (decrease) in other liabilities		19,590		(35,957)

Net cash provided by operating activities		3,147,039		2,992,644

Cash Flows from Investing Activities:
Investments - held to maturity
Maturities and paydowns		24,642,439		19,647,449
Purchases		(9,824,781)		(6,390,171)
Investments - available for sale
Sales and maturities		6,000,000		9,000,000
Purchases		(1,000,000)		(1,000,000)
Proceeds from sale (purchase) of restricted equity securities		311,700		(700,300)
Payment for investment contributions in limited partnership		(22,222)		(643,799)
Increase in loans, net		(13,273,046)		(6,166,023)
Capital expenditures, net		(570,571)		(1,756,476)
Proceeds from sales of other real estate owned		0		100,510
Recoveries of loans charged off		32,459		33,673

Net cash provided by investing activities		6,295,978		12,124,863

Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market and savings accounts		(41,573,609)		(23,609,385)
Net increase in time deposits		17,947,800		547,236
Net decrease in repurchase agreements		(2,429,589)		(2,349,227)
Net increase in federal funds purchased and other borrowed funds		7,523,000		11,492,000
Payments to acquire treasury stock		(11)		(2,838)
Dividends paid		(950,080)		(885,920)

Net cash used in financing activities		(19,482,489)		(14,808,134)

Net (decrease) increase in cash and cash equivalents		(10,039,472)		309,373
Cash and cash equivalents:
Beginning		17,574,939		8,390,806

Ending		$7,535,467		$8,700,179

Supplemental Schedule of Cash Paid During the Period
Interest		$3,418,188		$2,424,448

Income taxes		$125,000		$525,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized loss on securities available-for-sale	$	(158,122)	$	(173,900)

Other real estate owned acquired in settlement of loans		$0		$10,000

Dividends Paid
Dividends declared		$1,384,237		$1,339,986
Increase in dividends payable attributable to dividends declared		(2,427)		(36,911)
Dividends reinvested		(431,730)		(417,155)

		$950,080		$885,920

Stock Dividends		$0		$3,310,331

The accompanying notes are an integral part of these consolidated financial statements.

Index

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

NOTE 2.  RECENT ACCOUNTING DEVELOPMENTS

     Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets-an amendment to FASB Statement No. 140, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities will subsequently be reported using the amortization method or the fair value measurement method. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006 with earlier application permitted with certain restrictions. The initial application of the fair value measurement method would be reported as a cumulative effect adjustment to beginning retained earnings. The Statement requires certain disclosures about the basis for measurement and regarding risks, activity, and fair value of servicing assets and of servicing liabilities. Management does not expect this SFAS No.156 to have a material impact on the Company's financial statements.

     In July, 2006 FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is analyzing effects of FIN 48.

NOTE 3. EARNINGS PER SHARE

     Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period and reduced for shares held in Treasury.

NOTE 4.  COMPREHENSIVE INCOME

     Accounting principles generally require recognized revenue, expenses, gains, and losses to be included in net income. Certain changes in assets and liabilities, such as the after-tax effect of unrealized gains and losses on available-for-sale securities, are not reflected in the statement of income, but the cumulative effect of such items from period-to-period is reflected as a separate component of the equity section of the balance sheet (accumulated other comprehensive income or loss). Other comprehensive income or loss, along with net income, comprises the Company's total comprehensive income.

The Company's total comprehensive income for the comparison periods is calculated as follows:
For the second quarter ended June 30,	2006	2005

Net Income	$832,100	$757,044
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale
securities arising during the period	(121,444)	210,289
Tax effect	41,291	(71,498)

Other comprehensive income (loss), net of tax	(80,153)	138,791

Total comprehensive income	$751,947	$895,835

Index

For the six months ended June 30,	2006	2005

Net Income	$1,498,042	$1,487,185
Other comprehensive loss, net of tax:
Unrealized holding losses on available-for-sale
securities arising during the period	(158,122)	(173,900)
Tax effect	53,761	59,126

Other comprehensive loss, net of tax	(104,361)	(114,774)

Total comprehensive income	$1,393,681	$1,372,411

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended June 30, 2006

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

     Forward-looking statements are not guarantees of future performance. They necessarily involve risks, uncertainties and assumptions. Future results of the Company may differ materially from those expressed in these forward-looking statements. Examples of forward looking statements contained in this discussion include, but are not limited to, management's expectations as to future asset growth, income trends, results of operations and other matters reflected in the Overview section, estimated contingent liability related to the Company's participation in the Federal Home Loan Bank (FHLB) Mortgage Partnership Finance (MPF) program, assumptions made within the asset/liability management process, and management's expectations as to the future interest rate environment and the Company's related liquidity level. Although these statements are based on management's current expectations and estimates, many of the factors that could influence or determine actual results are unpredictable and not within the Company's control. Readers are cautioned not to place undue reliance on such statements as they speak only as of the date they are made. The Company claims the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995.

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

OVERVIEW

     The following Management's Discussion and Analysis explains in detail the results of the second quarter and the first six months of 2006.

     The Company's net income for the second quarter of 2006 was $832,100 or $0.20 per share, compared to $757,044, or $0.19 per share for the same period in 2005. Net interest income, after a provision for loan loss for the quarter of $37,500, increased $237,685 for the second quarter of 2006 compared to the same quarter in 2005, an increase of 7.75% between years. Non-interest income for the second quarter of 2006 was ahead of the second quarter last year by $42,090. This modest increase was a challenge to achieve considering the decline in originations of residential mortgage loans to be sold on the secondary market. Non-interest expenses were $166,489 greater for the second quarter of 2006 compared to the same quarter last year. Most increases were normal increases in the cost of doing business; however, contributing to the increase in expenses was a 12% increase in occupancy expenses. Some of this increase is due to the expansion of the operation center at the Derby location as well as an increase in energy costs. Outside agency expenses continue to increase as the Company must rely on professional advice and counsel in this ever changing and challenging industry.

     In May, 2006, the Company paid a cash dividend of $0.17 per share. Another cash dividend of $0.17 per share was declared in June, 2006, payable in the third quarter.

     The Company's total assets increased from $320.5 million at June 30, 2005, to $336.0 million at June 30, 2006. Loans and loans held for sale increased by $30.0 million while securities available for sale decreased by $11.6 million reflecting the continuing high demand for loans. Total assets at June 30, 2006, however were down $17.8 million from December 31, 2005. It is normal for the Company to see a decline in assets at the end of the second quarter. Many municipal loans mature at the end of June and new municipal loans are booked during the first weeks of the third quarter. On June 30, 2006, $22 million in municipal loans matured and will be replaced with a combination of renewals and new loans that total $20 million. Total deposits increased $11.1 million year to year, but decreased by $23.6 million from December 31, 2005 to June 30, 2006. This decrease is due in part to the runoff of the municipal non-arbitrage deposit accounts that are tied to the municipal loans that mature. These balances will be replaced when the new municipal loans are booked. As deposit rates have become more favorable, there has been some growth in time deposits. Deposit growth, however, has not kept pace with loan growth, therefore, the Company has had to rely more on borrowed funds and deplete the investment portfolio.

     The following pages describe the financial results of our first quarter in much more detail. Please take the time to read them to more fully understand the six months ended June 30, 2006 in relation to the 2005 comparison period. The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes included in this report and with the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2005. This report includes forward-looking statements within the meaning of the Securities and Exchange Act of 1934 (the "Exchange Act").

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

     Occasionally, the Company acquires property in connection with foreclosures or in satisfaction of debt previously contracted. To determine the value of property acquired in foreclosure, management often obtains independent appraisals for significant properties. Because the extent of any recovery on these loans depends largely on the amount the Company is able to realize upon liquidation of the underlying collateral, the recovery of a substantial portion of the carrying amount of foreclosed real estate is susceptible to changes in local market conditions. The amount of the change that is reasonably possible cannot be estimated. In addition, the Office of the Comptroller of the Currency (OCC), the primary regulatory agency for the Company's national bank subsidiary, as an integral part of its examination process, periodically reviews the Company's allowance for losses on loans and foreclosed real estate. The OCC may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. In addition, the Company is subject to the jurisdiction of the SEC, which could require the Company to make adjustments to the ALL (including downward adjustments) in its consolidated financial statements if the SEC were to review the Company's periodic filings and deemed such adjustment to be appropriate.

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

     Under current accounting rules, mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized and included in other assets in the consolidated balance sheet. Mortgage servicing rights are amortized into noninterest income in proportion to, and over the period of, estimated future net servicing income of the underlying financial assets. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. The value of capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. The carrying value of the mortgage servicing rights is periodically reviewed for impairment based on a determination of fair value and impairment, if any, is recognized through a valuation allowance and is recorded as amortization of other assets. Critical accounting policies for mortgage servicing rights relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of mortgage servicing rights requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates and the payment performance of the underlying loans.

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

RESULTS OF OPERATIONS

     The Company's net income for the second quarter of 2006 was $832,100, representing an increase of 9.9% over net income of $757,044 for the second quarter of 2005. This resulted in earnings per share of $0.20 and $0.19, respectively, for the second quarter of 2006 and 2005. Net income for the first six months of 2006 was $1.5 million, representing an increase of just under one percent over net income of $1.49 million for the first six months of 2005. Core earnings (net interest income) for the second quarter of 2006 increased 7.66% over the second quarter of 2005, and an increase of 5.06% is noted for the first six months of 2006 compared to the same period in 2005.

     Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings. Increases were noted in both ROA and ROE for the second quarter of 2006 compared to 2005, while decreases in ROA and ROE were noted for the first six months of 2006 compared to 2005. The following table shows these ratios annualized for the comparison periods.

For the quarter ended June 30,	2006	2005

Return on Average Assets	.96%	.91%
Return on Average Equity	11.38%	10.73%

For the first six months ended June 30,	2006	2005

Return on Average Assets	.87%	.90%
Return on Average Equity	10.32%	10.56%

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

     The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the six-month comparison period, of 2006 and 2005:
For the six months ended June 30,	2006	2005

Net interest income as presented	$6,598,191	$6,280,314
Effect of tax-exempt income	261,147	249,789

Net interest income, tax equivalent	$6,859,338	$6,530,103

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

	For the Six Months Ended June 30:
		2006			2005
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
INTEREST EARNING ASSETS
Loans (gross)	$260,932,362	$8,858,875	6.85%	$230,948,196	$7,445,551	6.50%
Taxable Investment Securities	33,285,623	587,199	3.56%	47,704,437	786,728	3.33%
Tax Exempt Investment Securities	28,095,879	768,079	5.51%	32,344,670	734,673	4.58%
Federal Funds Sold	497,127	9,648	3.91%	154,558	1,805	2.36%
Sweep Account	683,265	15,514	4.58%	181,674	2,196	2.44%
Other Securities	3,241,563	84,419	5.25%	2,780,033	57,947	4.20%

TOTAL	$326,735,819	$10,323,734	6.37%	$314,113,568	$9,028,900	5.80%

INTEREST BEARING LIABILITIES
Savings Deposits	$45,780,275	$79,223	0.35%	$47,071,363	$81,526	0.35%
NOW & Money Market Funds	85,791,004	846,202	1.99%	88,697,030	679,328	1.54%
Time Deposits	112,251,551	2,058,337	3.70%	97,962,679	1,398,725	2.88%
Federal Funds Purchased and
Other Borrowed Funds	13,062,719	320,326	4.95%	14,006,824	256,490	3.69%
Notes Payable	0	0	0.00%	46,961	1,311	5.63%
Repurchase Agreements	16,558,572	160,308	1.95%	12,759,342	81,417	1.29%

TOTAL	$273,444,121	$3,464,396	2.55%	$260,544,199	$2,498,797	1.93%

Net Interest Income		$6,859,338			$6,530,103
Net Interest Spread(1)			3.82%			3.87%
Interest Differential(2)			4.23%			4.19%

(1) Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(2) Interest differential is tax equivalent net interest income divided by average earning assets.

     An increase of $12.6 million is noted in the average volume of earning assets for the first six months of 2006 compared to the same period of 2005, with an increase of 57 basis points in the average yield. Interest earned on the loan portfolio accounts for approximately 85.8% of total interest income for 2006 and 82.5% for 2005. This increase is a result of an increase in short-term rates as well as an increase in loan volume throughout the 2005 and 2006 comparison periods.

     In comparison, the average volume of interest bearing liabilities for the first six months of 2006 increased approximately $12.9 million over the 2005 comparison period, and the rate paid on these accounts increased 62 basis points. Year-to-date, the increase in the average rate paid on interest-bearing liabilities has exceeded the average yield earned on interest-earning assets, putting pressure on the Company's net interest spread, which declined from 3.87% for the first six months of 2005 to 3.82% for the first six months of 2006. Interest paid on time deposits comprises 59.4% and 56.0%, respectively, of total interest expense for the 2006 and 2005 comparison periods.

     As time deposits mature, a majority of them are being placed in Certificate of Deposit (CD) specials at higher competitive rates for shorter terms. Some of the increase in CD balances has been due to the customers shifting money from non-maturing products into CD's. The shift of CD's into shorter term, higher-cost specials is driving funding costs up and making the Company's balance sheet more liability sensitive. The increase in short-term rates continues to pose a challenge to the Company to manage the cost of funds. Growth in loans continues to outpace growth in deposits, requiring an increase in short-term borrowings, a more costly funding source than deposits. The yield curve remains flat (short-term rates are relatively close to long-term rates) minimizing spread income.

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first six months of 2006 and 2005 resulting from volume changes in average assets and average liabilities and fluctuations in rates earned and paid.
	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

Loans(2)	$446,849	$966,476	$1,413,325
Taxable Investment Securities	55,016	(254,545)	(199,529)
Tax Exempt Investment Securities	149,498	(116,092)	33,406
Federal Funds Sold	3,834	4,009	7,843
Sweep Account	7,248	6,069	13,317
Other Securities	16,860	9,612	26,472

Total Interest Earnings	$679,305	$615,529	$1,294,834

Savings Deposits	$(62)	$(2,241)	$(2,303)
NOW & Money Market Funds	195,551	(28,677)	166,874
Time Deposits	455,543	204,069	659,612
Other Borrowed Funds	87,011	(23,175)	63,836
Notes Payable	(1,311)	0	(1,311)
Repurchase Agreements	54,587	24,304	78,891

Total Interest Expense	$791,319	$174,280	$965,599

Change in Net Interest Income	$(112,014)	$441,249	$329,235

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

NON INTEREST INCOME AND NON INTEREST EXPENSE

     The increase in non-interest income for the second quarter of 2006 compared to the second quarter of 2005, and the first six months of 2006 compared to the same period in 2005 was attributable primarily to an increase in service fees charged on our deposit products, as well as an increase in income generated through the Company's affiliate, Community Financial Services Group (CFSG). Through the Company's investment in CFSG, income of $20,322 for the second quarter of 2006, and $43,785 for the first six months of 2006 was reported versus income of $12,073 for the second quarter of 2005, and $23,953 for the first six months of 2005.

     The increase in non-interest expense in both the second quarter comparison periods and the six month comparison periods is attributable in part to an increase in depreciation expense, a component of occupancy expenses, associated with the newly finished addition and renovations to the Company's main office. These increases amounted to $59,428 for the second quarter of 2006 compared to 2005, and $117,419 for the six months of 2006 compared to 2005. Other expense in total increased $59,960 for the second quarter of 2006 compared to the same period 2005, and for the first six months of 2006 versus 2005, an increase of $125,817 is noted. The major components include audit, consulting fees, and state deposit tax. As mentioned in the first quarter report, increased regulations and current legislative issues concerning banks and public companies have caused the Company to seek legal advice more frequently than in the past. Compliance with the Sarbanes Oxley Act continues to impact both legal and audit fees as the Company prepares to meet the requirements of Section 404 of the Sarbanes Oxley Act.

     Management monitors all components of other non-interest expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate. This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     Provisions for income taxes increased $38,230 for the second quarter of 2006 compared to the second quarter of 2005, while a decrease of $3,755 was reported for the first six months of 2006 compared to the first six months of 2005. While the second quarter increase is consistent with the increase in income, the decrease for the first six months is due to an increase in various deferred tax items, including depreciation, and an increase in municipal interest that is not taxable for tax purposes.

CHANGES IN FINANCIAL CONDITION

     The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets as of the dates indicated:
ASSETS	June 30, 2006		December 31, 2005		June 30, 2005

Loans (gross)	$264,739,357	78.79%	$252,209,537	71.28%	$234,732,726	73.25%
Available for Sale Securities	31,240,498	9.30%	36,454,426	10.30%	42,829,839	13.37%
Held to Maturity Securities	13,574,007	4.04%	28,391,665	8.02%	18,325,736	5.72%

LIABILITIES

Savings Deposits	$45,327,841	13.49%	$45,281,605	12.80%	$47,233,747	14.74%
NOW & Money Market Funds	56,375,837	16.78%	100,078,793	28.28%	68,872,277	21.49%
Time Deposits	121,050,841	36.03%	103,103,041	29.14%	98,636,544	30.78%

     The Company's loan portfolio increased during the first six months of 2006, due in part to new loans of substantial size within the commercial portfolio, as well as an increase in the residential portfolio. Because loan growth outpaced deposit growth, funding for these new loans was accomplished in part through maturities in the Company's available-for-sale investment portfolio, accounting for the decrease in these assets from June 30, 2005 to June 30, 2006. Competitive Certificate of Deposit specials were offered throughout 2005 and into the first six months of 2006. Competitive rates and $8.74 million dollars placed in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network account for the increase in this deposit category throughout the comparison periods. The CDARS network has helped to add another source of funding, along with short-term borrowings and maturities in the available-for-sale securities portfolio. The Company has also noticed a shift from deposit accounts with lower yields into various higher yielding CD products.

Index

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

Credit Risk - A primary concern of management is to reduce the exposure to credit loss within the loan portfolio. Management follows established underwriting guidelines, and any exceptions to the policy must be approved by a loan officer with higher authority than the loan officer originating the loan. The adequacy of the loan loss coverage is reviewed quarterly by the risk management committee of the Board of Directors. This committee meets to discuss, among other matters, potential exposures, historical loss experience, and overall economic conditions. Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency. A variety of loans are reviewed periodically by an independent firm in order to assure accuracy of the Company's internal risk ratings and compliance with various internal policies and procedures, as well as those set by the regulatory authorities. The Company also employs a Credit Administration Officer whose duties include monitoring and reporting on the status of the loan portfolio including delinquent and non-performing loans. The expansion into Central Vermont with the opening of a full service branch in May, 2001, has given the Company an opportunity to diversify the geographic risk in the loan portfolio with loans from a stronger economic community. When the Company entered into the Central Vermont market, experienced lenders were hired and trained to be sure that the same high level of standards would be followed for the loans originated in this new market; all credit administration and underwriting is centralized to ensure consistency.

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:
	June 30, 2006		December 31, 2005
	Total Loans	% of Total	Total Loans	% of Total
Real Estate Loans
Construction & Land Development	$15,264,148	5.77%	$13,931,238	5.52%
Farm Land	3,062,197	1.16%	2,870,364	1.14%
1-4 Family Residential	138,898,464	52.47%	133,612,177	52.98%
Home Equity Lines	11,572,816	4.37%	11,165,413	4.43%
Commercial Real Estate	51,803,413	19.57%	48,504,553	19.23%
Loans to Finance Agricultural Production	250,875	0.09%	213,692	0.08%
Commercial & Industrial	22,452,781	8.48%	20,049,163	7.95%
Consumer Loans	21,154,556	7.99%	21,295,619	8.44%
All Other Loans	280,107	0.10%	567,318	0.23%

Gross Loans	264,739,357	100%	252,209,537	100%

Less:
Allowance for Loan Losses	(2,238,870)	-0.85%	(2,189,187)	-0.87%
Deferred Loan Fees	(677,077)	-0.26%	(684,106)	-0.27%

Net Loans	$261,823,410	98.89%	$249,336,244	98.86%

Allowance for loan losses and provisions - The Company continues to maintain an allowance for loan losses at a level that management believes is adequate to absorb losses inherent in the loan portfolio. As of June 30, 2006, the Company maintained a residential loan portfolio (including home equity lines of credit) of $150.5 million, compared to $144.8 million at December 31, 2005, accounting for 56.8% and 57.4%, respectively, of the total loan portfolio. The commercial real estate portfolio (including construction, land development and farmland loans) totaled $70.1 million and $65.3 million, respectively, for June 30, 2006 and December 31, 2005, comprising 26.5% and 25.9%, respectively, of the total loan portfolio. The Company's commercial loan portfolio includes loans that carry guarantees from government programs, thereby mitigating the Company's credit risk on such loans. Aat June 30, 2006, the Company had $19.3 million in guaranteed loans, compared to $18.7 million at December 31, 2005. The volume of residential and commercial loans secured by real estate, together with the low historical loan loss experience in these portfolios, helps to support the Company's basis for loan loss coverage. In establishing the ALL, management uses qualitative factors to simulate current lending conditions. The lenders and credit administration staffs are highly skilled and dedicated to the high standards and expectations of the Company.

The following table summarizes the Company's loan loss experience for the six months ended June 30,
	2006	2005

Loans Outstanding End of Period	$264,739,357	$234,732,726

Average Loans Outstanding During Period	$260,932,362	$230,948,196

Loan Loss Reserve, Beginning of Period	$2,189,187	$2,153,372
Loans Charged Off:
Residential Real Estate	5,490	4,602
Commercial Real Estate	0	0
Commercial Loans not Secured by Real Estate	13,266	27,500
Consumer Loans	39,020	59,580

Total Loans Charged Off	57,776	91,682
Recoveries:
Residential Real Estate	924	910
Commercial Real Estate	0	0
Commercial Loans not Secured by Real Estate	2,496	4,330
Consumer Loans	29,039	28,433

Total Recoveries	32,459	33,673

Net Loans Charged Off	25,317	58,009
Provision Charged to Income	75,000	75,000

Loan Loss Reserve, End of Period	$2,238,870	$2,170,363

Index

Non-performing assets for the comparison periods were as follows:
	June 30, 2006	December 31, 2005

		Percent		Percent
	Balance	of Total	Balance	of Total

Non-Accruing loans	$943,266	70.23%	$436,419	71.16%
Loans past due 90 days or more and still accruing	399,814	29.77%	176,885	28.84%

Total	$1,343,080	100.00%	$613,304	100.00%

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

     A recent federal bankruptcy court decision held that, under Vermont strict foreclosure law as then in effect, when there is any significant equity value in excess of the debt owed to the foreclosing party, the forfeiture of the value through strict foreclosure may result in a challenge to the transfer in the event of a bankruptcy filing by the borrower who lost the property through foreclosure. Because this decision created the possibility that a strict foreclosure might be subject to challenge as a fraudulent transfer whenever the value of the property exceeds the debt, in a foreclosure situation where equity is available, we request an order for public sale rather than taking property into OREO directly through strict foreclosure or otherwise. Effective May 6, 2006, revisions were adopted to Vermont's strict foreclosure statute which permit either party to a strict foreclosure proceeding to request that the property instead be disposed of through a judicial sale. This change in the law provides a mechanism for the mortgagor to protect his equity in the property by requiring a judicial sale even when the mortgage deed does not provide for foreclosure by power of sale.

As of June 30, 2006 and December 31, 2005, the Company had no OREO properties in its portfolio.

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

Index

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first six months of 2006, there has not been any activity that has created any additional types of off-balance-sheet risk.

     The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk as of June 30, 2006 are as follows:
Contract or
Notional Amount

Unused portions commercial lines of credit	$9,431,395
Unused portions of home equity lines of credit	11,166,950
Other commitments to extend credit	16,519,790
Unused portions of credit card lines	9,506,849
Standby letters of credit and commercial letters of credit	987,200
MPF credit enhancement obligation, net of liability recorded	1,059,418

     Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table presents, as of June 30, 2006, significant fixed and determinable contractual obligations to third parties, by payment date:

	Less than	2-3	4-5	More than
	1 year	years	years	5 years	Total

Operating Leases	$166,919	$337,747	$340,808	$935,103	$1,780,577
Housing Limited Partnerships	298,538	236,094	0	0	534,632
FHLB Borrowings	12,523,000	30,000	0	5,010,000	17,563,000

Total	$12,988,457	$603,841	$340,808	$5,945,103	$19,878,209

LIQUIDITY AND CAPITAL RESOURCES

     Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The Company's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities, sales of loans available for sale, and earnings and funds provided from operations, supplemented by borrowed funds. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to roll over risk on deposits and limits reliance on volatile short-term borrowed funds. Short-term funding needs arise from declines in deposits or other funding sources and funding of loan commitments. When loan demand out paces deposit growth, it is necessary for the Company to use alternative funding sources, such as investment portfolio maturities and short-term borrowings, to meet these funding needs.

     The Company's investment portfolio has decreased $20.0 million, with maturities of $4.8 million in its available-for-sale portfolio, and $14.8 million of municipal debt instruments in its held-to-maturity portfolio, while the loan portfolio increased $12.5 million during the first six months of 2006. Of the $14.8 million in the held-to-maturity portfolio that matured, all but approximately $4.0 million renewed in July 2006, with new municipal loans totaling $10.0 million scheduled to close within the first few weeks of the third quarter. On the liability side, NOW and money market accounts decreased $43.7 million, while time deposits increased $17.9 million. Federal funds purchased and other borrowed funds increased $7.5 million in order to fund a portion of the increase in the loan portfolio. The decreases in the held-to-maturity investment portfolio and the NOW and money market accounts are attributable primarily to seasonal fluctuations in municipal accounts which mature at the end of June and typically renew during the month of July each year.

     As a member of the Federal Home Loan Bank of Boston (FHLBB), the Company has access to pre-approved lines of credit. The Company has a $4.3 million unsecured Federal Funds line with an available balance of the same at June 30, 2006. Interest is chargeable at a rate determined daily approximately 25 basis points higher than the rate paid on federal funds sold. Additional borrowing capacity of approximately $85.6 million through the FHLBB is secured by the Company's qualifying loan portfolio.

     As of June 30, 2006, the Company had total advances of $17.6 million against the $85.6 million. The $5.0 million long-term advance had a quarterly call option that was excercised on July 17, 2006 due to rising rates. This provided the Company the opportunity to replace this long-term borrowing with a short-term advance. As of June 20, 2006, the Company's outstanding advances consisted of the following:
	Annual		Principal
Purchase Date	Rate	Maturity Date	Balance

April 12, 2006	5.17%	September 12, 2006	$5,000,000
June 27, 2006	5.29%	July 26, 2006	5,000,000
November 16, 1992	7.57%	November 16, 2007	30,000
November 16, 1992	7.67%	November 16, 2012	10,000
January 16, 2001	4.78%	January 18, 2011	5,000,000

Total Long-term Advances			$15,040,000

Federal Funds Purchased			$2,523,000

     Under a separate agreement with FHLBB, the Company has the authority to collateralize public unit deposits, up to its FHLBB borrowing capacity ($85.6 million less outstanding advances noted above) with letters of credit issued by the FHLBB. At June 30, 2006, approximately $50.7 million was pledged, under this agreement, as collateral for these deposits. Interest is charged to the Company quarterly based on the average daily balance for the quarter at an annual rate of 20 basis points. The average daily balance for the second quarter of 2006 was approximately $12.7 million.

Other alternative sources of funding come from unsecured Federal Funds lines with two other correspondent banks that total $7.5 million. There were no balances outstanding on either line at June 30, 2006. As a member of CDARS, the Company is able to purchase deposits from other members as another source of funding. At June 30, 2006, the Company had $5 million in purchased deposits through CDARS.

     In December 2005, the Company declared a cash dividend of $0.17 per share, payable in the first quarter of 2006, requiring an accrual of $691,964 during the fourth quarter of 2005. In March 2006, the Company declared a cash dividend of $0.17 per share, payable in the second quarter of 2006, requiring an accrual of $692,054 at March 31, 2006. In June 2006, the Company declared a cash dividend of $0.17 per share, payable in the third quarter of 2006, requiring an accrual of $694,391 at June 30, 2006.

The following table illustrates the changes in shareholders' equity from December 31, 2005 to June 30, 2006:

Balance at December 31, 2005 (book value $7.15 per share)	$29,123,334
Net income	1,498,042
Issuance of stock through the Dividend Reinvestment Plan	429,644
Purchase of treasury stock (fractional share redemption)	(11)
Total dividends declared	(1,384,237)
Unrealized holding losses arising during the period on available-for-sale
securities, net of tax	(104,361)

Balance at June 30, 2006 (book value $7.21 per share)	$29,562,411

Index

     At June 30, 2006, the Company reported that of the 405,000 shares authorized for the stock buyback plan, 178,890 shares have been purchased, leaving 226,110 shares available for repurchase. The repurchase price paid for these shares ranged from $9.75 per share in May of 2000 to $16.50 per share paid in September of 2005. During the first six months of 2006, the Company did not repurchase any shares pursuant to the buyback authority. The last purchase was December 23, 2005 in which 4,938 shares were repurchased at a price of $16.00 per share. For additional information on stock repurchases by the Company and affiliated purchasers (as defined in SEC Rule 10b-18) refer to Part II, Item 2 of this Report.

    The primary source of funds for the Company's payment of dividends to its shareholders is dividends paid to the Company by the Bank. The Bank, as a national bank, is subject to the dividend restrictions set forth in the National Bank Act, implemented by the OCC. Under such restrictions, the Bank may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Under current guidelines, banks must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). The risk-based ratios of the Company and its Subsidiary exceeded regulatory guidelines at June 30, 2006 with reported risk-weighted assets of $227.3 million compared to $216.8 million at December 31, 2005 and total capital of $32.4 million and $31.8 million, respectively. The Company's total risk-based capital to risk-weighted assets was 14.24% and 14.65% at June 30, 2006 and December 31, 2005, respectively. The Company's Tier 1 capital to risk-weighted assets was 13.25% and 13.64% at June 30, 2006 and December 31, 2005, respectively. In addition to risk-based capital requirements, bank holding companies are required to maintain minimum leverage capital ratios of core capital to average assets of $4.0%. The Company exceeded these requirements with leverage ratios of 8.52% as of June 30, 2006, and 8.37% at December 31, 2005.

     Regulators have also established guidelines for minimum capital ratio requirements that define a bank as well-capitalized under prompt corrective action provisions. These minimums are risk-based capital ratio of 10.0% and Tier 1 capital ratio of 6.0%. As of June 30, 2006, the Company and its Subsidiary were deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Company's classification.

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

ITEM 4. Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and its President and Chief Operating Officer (Chief Financial Officer). Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. For this purpose, the term "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Securities and Use of Proceeds

The following table provides information as to purchases of the Company's common stock during the second quarter ended June 30, 2006, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):
				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
For the period:	Shares Purchased(1)(2)	Paid Per Share	Announced Plan(3)	End of the Period

April 1 - April 30	0	$0	0	226,110
May 1 - May 31	950	$15.25	0	226,110
June 1 - June 30	1,269	$13.50	0	226,110

Total	2,219	$14.25	0	226,110

(1)  All 2,219 shares were purchased for the account of participants invested in the Company Stock Fund under the Company's Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank. Such share purchases were facilitated through Community Financial Services Group, LLC ("CFSG"), which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18. All purchases by the Plan were made in the open market in brokerage transactions and reported on the OTC Bulletin Board©.

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

Index

ITEM 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders, at the Annual Meeting of Shareholders of Community Bancorp. on May 2, 2006:

To elect four directors to serve until the Annual Meeting of Shareholders in 2008; and one director to serve until the Annual Meeting of Shareholders in 2009;

To ratify the selection of the independent registered public accounting firm of Berry, Dunn, McNeil & Parker as the Corporation's external auditors for the fiscal year ending December 31, 2006;

The results are as follows:
			AUTHORITY
			WITHHELD/	BROKER
MATTER	FOR	AGAINST	ABSTAIN	NON-VOTE
Election of Directors:
Aminta K. Conant	2,352,942.6942	118.0000	24,888.8517	-0-
Elwood G. Duckless	2,353,060.6942	0.0000	24,888.8517	-0-
Rosemary M. Lalime	2,307,593.9026	45,466.7916	24,888.8517	-0-
Anne T. Moore	2,340,458.1172	12,602.5770	24,888.8517	-0-
Dorothy R. Mitchell	2,327,048.3499	26,012.3443	24,888.8517	-0-
Selection of Auditors
Berry, Dunn, McNeil & Parker	2,350,428.5326	0.0000	27,521.0133	-0-

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: August 9, 2006	By: /s/ Richard C. White
Richard C. White, Chairman &
Chief Executive Officer

DATED: August 9, 2006	By: /s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Operating Officer
(Chief Financial Officer)