Form 10-Q
period 2006-09-30
COMMUNITY BANCORP /VT
filed 2006-11-09
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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
YES (  )     NO(X)

At November 9, 2006, there were 4,114,992 shares outstanding of the Corporation's common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Balance Sheets
	September 30	December 31	September 30
	2006	2005	2005
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$8,823,425	$11,066,745	$9,354,463
Federal funds sold and overnight deposits	4,378,201	6,508,194	11,932

Total cash and cash equivalents	13,201,626	17,574,939	9,366,395
Securities held-to-maturity (fair value $30,789,000 at 09/30/06,
$28,444,000 at 12/31/05 and $35,331,000 at 09/30/05)	30,778,188	28,391,665	35,405,973
Securities available-for-sale	27,495,869	36,454,426	41,666,605
Restricted equity securities, at cost	3,203,350	3,252,150	3,252,150
Loans held-for-sale	1,240,998	1,586,582	1,450,143
Loans	265,415,470	250,622,955	244,129,453
Allowance for loan losses	(2,279,307)	(2,189,187)	(2,189,475)
Unearned net loan fees	(671,132)	(684,106)	(691,958)

Net loans	262,465,031	247,749,662	241,248,020
Bank premises and equipment, net	12,459,780	11,617,119	10,827,414
Accrued interest receivable	1,737,816	1,789,251	1,634,960
Other assets	5,751,305	5,411,770	5,395,000

Total assets	$358,333,963	$353,827,564	$350,246,660

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$48,826,758	$45,848,972	$50,406,558
NOW and money market accounts	71,803,791	100,078,793	86,769,678
Savings	40,633,051	45,281,605	46,853,433
Time deposits, $100,000 and over	33,178,430	25,621,541	23,217,231
Other time deposits	100,966,555	77,481,500	77,102,795

Total deposits	295,408,585	294,312,411	284,349,695

Federal funds purchased and other borrowed funds	15,040,000	10,040,000	19,306,000
Repurchase agreements	14,561,094	17,347,140	15,137,414
Accrued interest and other liabilities	3,303,333	3,004,679	2,699,458

Total liabilities	328,313,012	324,704,230	321,492,567

Shareholders' Equity
Common stock - $2.50 par value; 6,000,000 shares authorized
and 4,324,606 shares issued at 09/30/06, 4,279,884 shares
issued at 12/31/05 and 4,265,943 shares issued at 09/30/05	10,811,516	10,699,709	10,664,857
Additional paid-in capital	21,854,354	21,324,481	21,128,512
Retained earnings (accumulated deficit)	346,873	165,983	(157,396)
Accumulated other comprehensive loss	(377,060)	(452,118)	(346,193)
Less: treasury stock, at cost; 209,510 shares at 09/30/06, 209,510
shares at 12/31/05, and 204,570 shares at 09/30/05	(2,614,732)	(2,614,721)	(2,535,687)

Total shareholders' equity	30,020,951	29,123,334	28,754,093

Total liabilities and shareholders' equity	$358,333,963	$353,827,564	$350,246,660

The accompanying notes are an integral part of these consolidated financial statements.
COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
( Unaudited )

For The Third Quarter Ended September 30,	2006	2005

Interest income
Interest and fees on loans	$4,661,390	$3,969,076
Interest on debt securities
Taxable	262,517	362,627
Tax-exempt	288,563	278,276
Dividends	45,980	34,668
Interest on federal funds sold and overnight deposits	34,871	4,101

Total interest income	5,293,321	4,648,748

Interest expense
Interest on deposits	1,716,957	1,116,391
Interest on federal funds purchased and other borrowed funds	282,817	224,197
Interest on repurchase agreements	79,019	53,484

Total interest expense	2,078,793	1,394,072

Net interest income	3,214,528	3,254,676
Provision for loan losses	37,500	37,500

Net interest income after provision	3,177,028	3,217,176

Non-interest income
Service fees	352,661	335,665
Other income	438,748	485,705

Total non-interest income	791,409	821,370

Non-interest expense
Salaries and wages	1,158,325	1,128,699
Employee benefits	424,615	393,936
Occupancy expenses, net	550,917	511,020
Other expenses	927,713	863,228

Total non-interest expense	3,061,570	2,896,883

Income before income taxes	906,867	1,141,663
Applicable income taxes	142,803	223,551

Net Income	$764,064	$918,112

Earnings per share based on weighted average shares outstanding	$0.19	$0.23

Weighted average number of common shares
used in computing earnings per share	4,104,838	4,057,436

Dividends declared per share	$0.17	$0.17

Book value per share on shares outstanding at September 30,	$7.30	$7.08

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
( Unaudited )

For The Nine Months Ended September 30,	2006	2005

Interest income
Interest and fees on loans	$13,520,265	$11,414,627
Interest on debt securities
Taxable	849,716	1,149,355
Tax-exempt	795,495	763,160
Dividends	130,399	92,615
Interest on federal funds sold and overnight deposits	60,033	8,102

Total interest income	15,355,908	13,427,859

Interest expense
Interest on deposits	4,700,719	3,275,970
Interest on borrowed funds	603,143	481,999
Interest on repurchase agreements	239,327	134,900

Total interest expense	5,543,189	3,892,869

Net interest income	9,812,719	9,534,990
Provision for loan losses	112,500	112,500

Net interest income after provision	9,700,219	9,422,490

Non-interest income
Service fees	989,006	926,121
Other income	1,310,420	1,386,141

Total non-interest income	2,299,426	2,312,262

Non-interest expense
Salaries and wages	3,490,338	3,401,304
Employee benefits	1,263,179	1,207,244
Occupancy expenses, net	1,679,889	1,522,573
Other expenses	2,861,614	2,671,312

Total non-interest expense	9,295,020	8,802,433

Income before income taxes	2,704,625	2,932,319
Applicable income taxes	442,519	527,022

Net Income	$2,262,106	$2,405,297

Earnings per share on weighted average shares outstanding	$0.55	$0.59

Weighted average number of common shares
used in computing earnings per share	4,089,992	4,046,911

Dividends declared per share	$0.51	$0.50

Book value per share on shares outstanding at September 30,	$7.30	$7.08

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30,	2006		2005

Cash Flows from Operating Activities:
Net Income	$2,262,106		$2,405,297
Adjustments to Reconcile Net Income to Net Cash Provided by Operating
Activities:
Depreciation and amortization	655,411		568,625
Provision for loan losses	112,500		112,500
Deferred income taxes	(52,608)		54,752
Net gain on sale of loans	(221,559)		(271,187)
(Gain) loss on sale or disposal of fixed assets	(818)		39,066
Gain on sale of other real estate owned	0		(7,710)
Gain on investment in Trust LLC	(56,195)		(17,665)
Amortization of bond premium, net	72,282		210,944
Proceeds from sales of loans held for sale	20,935,477		20,039,728
Originations of loans held for sale	(20,368,334)		(19,385,287)
Increase (decrease) in taxes payable	195,127		(54,878)
Decrease in interest receivable	51,435		17,867
Increase in mortgage servicing rights	(108,351)		(108,664)
Increase in other assets	(395,998)		(228,053)
Amortization of limited partnerships	273,403		254,250
Decrease in unamortized loan fees	(12,974)		(71,816)
Increase in interest payable	142,972		11,666
Increase in accrued expenses	107,263		148,009
Increase (decrease) in other liabilities	127,330		(47,345)

Net cash provided by operating activities	3,718,469		3,670,099

Cash Flows from Investing Activities:
Investments - held to maturity
Maturities and paydowns	29,304,142		28,520,525
Purchases	(31,690,664)		(32,343,484)
Investments - available for sale
Sales and maturities	10,000,000		11,000,000
Purchases	(1,000,000)		(2,000,000)
Proceeds from sale (purchase) of restricted equity securities	48,800		(936,700)
Payment for investment contributions in limited partnership	(320,760)		(643,799)
Increase in loans, net	(14,864,071)		(16,469,514)
Capital expenditures, net	(1,497,255)		(3,377,985)
Proceeds from sales of other real estate owned	0		100,510
Recoveries of loans charged off	49,176		53,452

Net cash used in investing activities	(9,970,632)		(16,096,995)

Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market and savings accounts	(29,945,770)		(486,894)
Net increase in time deposits	31,041,944		2,230,718
Net (decrease) increase in repurchase agreements	(2,786,046)		229,896
Net increase in federal funds purchased and other borrowed funds	5,000,000		12,899,000
Payments to acquire treasury stock	(11)		(99,325)
Dividends paid	(1,431,267)		(1,370,910)

Net cash provided by financing activities	1,878,850		13,402,485

Net (decrease) increase in cash and cash equivalents	(4,373,313)		975,589
Cash and cash equivalents:
Beginning	17,574,939		8,390,806

Ending	$13,201,626		$9,366,395

Supplemental Schedule of Cash Paid During the Period
Interest	$5,400,217		$3,881,203

Income taxes	$300,000		$575,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized loss on securities available-for-sale	$113,725	$	(268,959)

Other real estate owned acquired in settlement of loans	$0		$10,000

Dividends Paid
Dividends declared	$2,081,216		$2,028,373
Increase in dividends payable attributable to dividends declared	(5,015)		(37,944)
Dividends reinvested	(644,934)		(619,519)

	$1,431,267		$1,370,910

Stock Dividends	$0		$3,310,331

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

NOTE 2.  RECENT ACCOUNTING DEVELOPMENTS

     In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets-an Amendment to FASB Statement No. 140, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities will subsequently be reported using the amortization method or the fair value measurement method. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006, with earlier application permitted with certain restrictions. The initial application of the fair value measurement method would be reported as a cumulative effect adjustment to beginning retained earnings. The Statement requires certain disclosures about the basis for measurement and regarding risks, activity, and fair value of servicing assets and of servicing liabilities. Management does not expect SFAS No.156 to have a material impact on the Company's financial statements.

     In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is analyzing effects of FIN 48, but does not expect that it will have a material impact on the Company's financial statements.

     In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and early application is encouraged. This Statement does not require any new fair value measurements and the Company does not expect application of this Statement will change current practice.

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, Considering The Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), which provides guidance in considering the effects of prior year misstatements and analyzing and quantifying current year misstatements for the purpose of materiality assessments. Under SAB 108, a company should assess and quantify errors using both a balance sheet approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated, and an income statement approach, under which the error is quantified as the amount by which the current year income statement is misstated. If the application of either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material, correction of the financial statements would be required. SAB 108 also describes the circumstances under which it would be appropriate for a company to record a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial. SAB 108 is effective for fiscal years ending after November 15, 2006. Management is studying the effects of SAB 108 on the Company's financial statements.

NOTE 3. EARNINGS PER SHARE

     Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period and reduced for shares held in Treasury.

Index

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

The Company's total comprehensive income for the comparison periods is calculated as follows:
For the third quarter ended September 30,	2006	2005

Net Income	$764,064	$918,112
Other comprehensive income, net of tax:
Unrealized holding gains on available-for-sale
securities arising during the period	271,848	95,059
Tax effect	(92,428)	(32,320)

Other comprehensive income, net of tax	179,420	62,739

Total comprehensive income	$943,484	$980,851

For the nine months ended September 30,	2006	2005

Net Income	$2,262,106	$2,405,297
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale
securities arising during the period	113,725	(268,959)
Tax effect	(38,667)	91,446

Other comprehensive income (loss), net of tax	75,058	(177,513)

Total comprehensive income	$2,337,164	$2,227,784

Index
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended September 30, 2006

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

OVERVIEW

     The Company's total assets increased during the third quarter by $22 million to $358.3 million at September 30, 2006. After the normal decline in assets at the end of the second quarter due to the many municipal loans that mature, total assets have increased back to normal levels as new municipal loans were booked during the first weeks of the third quarter. Total deposits increased $24.7 million since the end of June. Municipal accounts contributed $11 million to the increase and certificates of deposits increased by $13 million during the quarter. Deposit growth during the quarter has allowed the Company to be in a position to pay down on borrowings in the fourth quarter.

     The Company's net income for the third quarter of 2006 was $764,064 or $0.19 per share, compared to $918,112, or $0.23 per share for the same period in 2005. Net interest income for the third quarter of 2006, after a provision for loan loss of $37,500, was $3,177,028. This is $40,148 less than the same quarter in 2005, a decrease of 1.25% between quarters. Although total interest income for the third quarter of 2006 was 13.9% higher than total interest income for the third quarter in 2005, that increase was more than offset by an increase in total interest expense for the quarter, which rose 49.1% over the total interest expense for the third quarter in 2005. This demonstrates that the prolonged flat yield curve continues to cause compression in the Company's net interest income margin.

     Non-interest income for the third quarter of 2006 was $791,409, which was $29,961 less than the third quarter last year. Although service fees on deposit accounts were greater, other income that includes loan fee income earned on secondary market loan sales was down by nearly 10%. Non-interest expenses were $164,687 greater for the third quarter of 2006 compared to the same quarter last year. Most other increases were normal increases in the cost of doing business; however, contributing to the increase in expenses is the increase in occupancy expenses from the expansion of the operation center at the Derby location as well as an increase in energy costs. Legal and audit fees continue to increase as the Company must rely on professional advice and counsel in this highly regulated and challenging industry.

     During the third quarter of 2006, the Company exercised its option to purchase the leased land occupied by the Barre office, contributing $657,898 to the increase in fixed assets.

     The following pages describe our third quarter and year to date financial results in much more detail. Please take the time to read them to more fully understand the three month and nine month periods ended September 30, 2006 in relation to the 2005 comparison periods. The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes included in this report and with the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2005. This report includes forward-looking statements within the meaning of the Securities and Exchange Act of 1934 (the "Exchange Act").

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

     Management evaluates on an ongoing basis its judgment as to which policies are considered to be critical. Management believes that the calculation of the allowance for loan losses (ALL) is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Company's consolidated financial statements. In estimating the ALL, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, use of current economic indicators and their probable impact on borrowers and changes in delinquent, non-performing or impaired loans, and loan portfolio reviews performed by 3rd party consultants. Management's estimates used in the ALL may increase or decrease based on changes in these factors resulting in adjustments to the Company's provision for loan losses. Actual results could differ significantly from these estimates under different assumptions, judgments or conditions.

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

     Under current accounting rules, mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized and included in other assets in the consolidated balance sheet. Mortgage servicing rights are amortized into non-interest income in proportion to, and over the period of, estimated future net servicing income of the underlying financial assets. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. The value of capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. The carrying value of the mortgage servicing rights is periodically reviewed for impairment based on a determination of fair value and impairment, if any, is recognized through a valuation allowance and is recorded as amortization of other assets. Critical accounting policies for mortgage servicing rights relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of mortgage servicing rights requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates and the payment performance of the underlying loans.

     Management utilizes numerous techniques to estimate the carrying value of various assets held by the Company, including, but not limited to, property, plant and equipment, and deferred taxes. The assumptions management considers in making these estimates are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Nevertheless, predictions are inherently uncertain and management acknowledges that the use of different estimates or assumptions could produce different estimates of carrying values.

RESULTS OF OPERATIONS

     The Company's net income for the third quarter of 2006 was $764,064, representing a decrease of 16.8% over net income of $918,112 for the third quarter of 2005. This resulted in earnings per share of $0.19 and $0.23, respectively, for the third quarter of 2006 and 2005. Net income for the first nine months of 2006 was $2.3 million, representing a decrease of 6.0% over net income of $2.4 million for the first nine months of 2005. Core earnings (net interest income) for the third quarter of 2006 decreased 1.2% over the third quarter of 2005, while an increase of 2.9% is noted for the first nine months of 2006 compared to the same period in 2005. The flat yield curve continues to compress the net interest margin making it difficult to increase core earnings. Decreases in net income are due to decreases in core earnings, lower fees earned on secondary market loan sales and increased operating expenses.

     Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings. Decreases were noted in both ROA and ROE for the third quarter of 2006 compared to 2005, as well as the first nine months of 2006 compared to 2005, reflecting both lower net income and higher amounts of average assets and shareholders equity. The following table shows these ratios annualized for the three month and nine month comparison periods.

For the quarter ended September 30,	2006	2005

Return on Average Assets	.86%	1.08%
Return on Average Equity	10.18%	12.78%

For the nine months ended September 30,	2006	2005

Return on Average Assets	.86%	.95%
Return on Average Equity	10.28%	11.38%

INTEREST INCOME LESS INTEREST EXPENSE (NET INTEREST INCOME)

     Net interest income, the difference between interest income and interest expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, and rate sensitivity of earning assets and interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets. The three tables below provide a visual comparison of the consolidated figures, and are stated on a tax equivalent basis assuming a federal tax rate of 34%. The Company's corporate tax rate is 34%, therefore, to equalize tax-free and taxable income in the comparison, we must divide the tax-free income by 66%, with the result that every tax-free dollar is equal to $1.52 in taxable income.

     The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the nine-month comparison period, of 2006 and 2005:

For the nine months ended September 30,	2006	2005

Net interest income as presented	$9,812,719	$9,534,990
Effect of tax-exempt income	409,799	393,143

Net interest income, tax equivalent	$10,222,518	$9,928,133

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
	For the Nine Months Ended September 30:
		2006			2005
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
INTEREST EARNING ASSETS
Loans (gross)	$262,198,237	$13,520,265	6.89%	$234,477,272	$11,414,627	6.51%
Taxable Investment Securities	31,901,030	849,716	3.56%	46,122,140	1,149,355	3.33%
Tax Exempt Investment Securities	28,408,056	1,205,295	5.67%	31,636,723	1,156,303	4.89%
Federal Funds Sold	351,190	10,458	3.98%	130,751	2,322	2.37%
Sweep Account	1,377,695	49,575	4.81%	277,278	5,780	2.79%
Other Securities	3,227,293	130,399	5.40%	2,921,512	92,615	4.24%

TOTAL	$327,463,501	$15,765,708	6.44%	$315,565,676	$13,821,002	5.86%

INTEREST BEARING LIABILITIES
Savings Deposits	$45,007,831	$117,430	0.35%	$46,967,290	$122,558	0.35%
NOW & Money Market Funds	78,572,070	1,195,144	2.03%	85,026,804	997,182	1.57%
Time Deposits	117,776,384	3,388,145	3.85%	98,384,207	2,156,230	2.93%
Federal Funds Purchased and
Other Borrowed Funds	15,559,247	603,144	5.18%	17,196,334	480,688	3.74%
Notes Payable	0	0	0.00%	31,136	1,311	5.63%
Repurchase Agreements	15,753,227	239,327	2.03%	13,091,733	134,900	1.38%

TOTAL	$272,668,759	$5,543,190	2.72%	$260,697,504	$3,892,869	2.00%

Net Interest Income		$10,222,518			$9,928,133
Net Interest Spread(1)			3.72%			3.86%
Interest Margin(2)			4.17%			4.21%

(1) Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(2) Interest margin is tax equivalent net interest income divided by average earning assets.

     An increase of $11.9 million is noted in the average volume of earning assets for the first nine months of 2006 compared to the same period of 2005, with an increase of 58 basis points in the average yield. Interest earned on the loan portfolio accounts for approximately 85.8% of total interest income for 2006 and 82.6% for 2005. This increase is attributable to an increase in interest rates through repricing of loans in the Company's adjustable rate portfolio and the $27.7 million increase in the loan volume, which was partially offset by a decrease in volume of $17.4 million in the investment portfolio.

     In comparison, the average volume of interest bearing liabilities for the first nine months of 2006 increased approximately $12.0 million over the 2005 comparison period, and the average rate paid on these accounts increased 72 basis points. Interest paid on time deposits comprised 61.1% and 55.4%, respectively, of total interest expense for the 2006 and 2005 comparison periods. Year-to-date, the increase in the average rate paid on interest-bearing liabilities has exceeded the average yield earned on interest-earning assets, putting pressure on the Company's net interest spread, which declined from 3.86% for the first nine months of 2005 to 3.72% for the first nine months of 2006.

     As time deposits mature, a majority of them are being placed in Certificate of Deposit (CD) specials at higher competitive rates for shorter terms. Some of the increase in CD balances has been due to the customers shifting money from lower cost non-maturing products into CD's. The shift of CD's into shorter term, higher-cost specials is driving funding costs up and making the Company's balance sheet more liability sensitive. The increase in short-term rates continues to pose a challenge to the Company to manage the cost of funds. The yield curve remains flat (short-term rates are relatively close to long-term rates) minimizing spread income. Also contributing to the increase in CD balances is the Company's use of one-way funds from the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network for liquidity, which totaled $10.5 million at September 30, 2006 and $0 at that date in 2005. Deposit growth in the fourth quarter will be used to pay off these funds as well as other short-term borrowings with FHLBB.

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first nine months of 2006 and 2005 resulting from volume changes in average assets and average liabilities and fluctuations in rates earned and paid.
	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

Loans(2)	$755,870	$1,349,768	$2,105,638
Taxable Investment Securities	79,024	(378,663)	(299,639)
Tax Exempt Investment Securities	185,915	(136,923)	48,992
Federal Funds Sold	4,228	3,908	8,136
Sweep Account	20,832	22,963	43,795
Other Securities	28,087	9,697	37,784

Total Interest Earnings	$1,073,956	$870,750	$1,944,706

Savings Deposits	$1	$(5,129)	$(5,128)
NOW & Money Market Funds	295,966	(98,004)	197,962
Time Deposits	806,939	424,976	1,231,915
Other Borrowed Funds	185,883	(63,427)	122,456
Notes Payable	(1,311)	0	(1,311)
Repurchase Agreements	76,956	27,471	104,427

Total Interest Expense	$1,364,434	$285,887	$1,650,321

Change in Net Interest Income	$(290,478)	$584,863	$294,385

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

     The decrease of $29,961, or 3.65% in non-interest income for the third quarter of 2006 compared to the third quarter of 2005, and a decrease of $12,836, or 0.56% for the first nine months of 2006 compared to the same period in 2005 was attributable primarily to a decrease in volume of loans sold on the secondary market, thereby generating less income from the sale of these loans. This income is made up of the gain on the sale of these loans, as well as the income earned from servicing these loans, and the point fees charged on various loans. Income of $76,184 was reported for the third quarter of 2006 compared to $89,661 for the same quarter of 2005, and figures of $221,559 and 271,187 were reported for the first nine months of 2006 and 2005, respectively. A decrease in foreign exchange income of $21,500 for the third quarter of 2006 compared to the third of 2005 and a decrease of $25,500 for the first nine months of 2006 compared to the same period in 2005 was also a contributing factor to the decrease in non-interest income. As the value of the Canadian dollar grows more favorable, the volume of currency exchange decreases, thereby generating less income for the conversion. These decreases were partially offset by an increase in service fees amounting to $16,996 for the third quarter comparison periods and $62,885 for the nine month comparison periods.

     The increase in non-interest expense in both the third quarter comparison periods and the nine month comparison periods is attributable in part to an increase in depreciation expense, a component of occupancy expenses, associated with the newly finished addition and renovations to the Company's main office. These expenses amounted to $95,046 for the third quarter of 2006 compared to $61,512 for the third quarter of 2005, and $280,173 for the nine months of 2006 compared to $184,229 for the nine months of 2005. Other expense in total increased $64,485, or 7.47% for the third quarter of 2006 compared to the same period 2005, and for the first nine months of 2006 versus 2005, an increase of $190,302, or 7.12% is noted. The major components include audit, consulting fees, and state deposit tax, which collectively increased $168,084 for the first nine months of 2006 compared to the same period in 2005. Increased regulations and current legislative issues concerning banks and public companies continue to be a primary focus requiring the Company to seek legal advice more frequently than in the past. Compliance with the Sarbanes Oxley Act also impacts both legal and audit fees as the Company prepares to meet the requirements of Section 404 of the Sarbanes Oxley Act.

     Management monitors all components of other non-interest expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate. This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     Provisions for income taxes decreased $80,748 for the third quarter of 2006 compared to the third quarter of 2005, and a decrease of $84,503 was reported for the first nine months of 2006 compared to the first nine months of 2005. The decrease in both comparison periods is not only consistent with the decrease in income, but partially attributable to an increase in nontaxable municipal interest.

CHANGES IN FINANCIAL CONDITION

     The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets as of the dates indicated:
ASSETS	September 30, 2006		December 31, 2005		September 30, 2005

Loans (gross)*	$266,656,468	74.42%	$252,209,537	71.28%	$245,579,596	70.12%
Available for Sale Securities	27,495,869	7.67%	36,454,426	10.30%	41,666,605	11.90%
Held to Maturity Securities	30,778,188	8.59%	28,391,665	8.02%	35,405,973	10.11%
*includes loans held for sale
LIABILITIES

Savings Deposits	$40,633,051	11.34%	$45,281,605	12.80%	$46,853,433	13.38%
NOW & Money Market Funds	71,803,791	20.04%	100,078,793	28.28%	86,769,678	24.77%
Time Deposits	134,144,985	37.44%	103,103,041	29.14%	100,320,026	28.64%

     The Company's loan portfolio increased $14.4 million, or by 5.7% during the first nine months of 2006, due in part to origination of new loans of substantial size within the commercial portfolio, as well as an increase in the residential portfolio. Because loan growth outpaced deposit growth, funding for these new loans was accomplished in part through maturities in the Company's available-for-sale investment portfolio, accounting for the $9.0 million decrease in these assets from December 31, 2005 to September 30, 2006. The increase in Time Deposits is attributable in part to competitive Certificate of Deposit specials as well as to an increase of $10.5 million in funds placed in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network. The CDARS network has helped to add another source of funding, along with short-term borrowings and maturities in the available-for-sale securities portfolio.

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

Credit Risk - A primary concern of management is to reduce the exposure to credit loss within the loan portfolio. Management follows established underwriting guidelines, and any exceptions to the policy must be approved by a loan officer with higher authority than the loan officer originating the loan. The adequacy of the loan loss coverage is reviewed quarterly by the risk management committee of the Board of Directors. This committee meets to discuss, among other matters, potential exposures, historical loss experience, and overall economic conditions. Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency. A variety of loans are reviewed periodically by an independent firm in order to assure accuracy of the Company's internal risk ratings and compliance with various internal policies and procedures, as well as those set by the regulatory authorities. The Company also employs a Credit Administration Officer whose duties include monitoring and reporting on the status of the loan portfolio including delinquent and non-performing loans. Credit risk may also arise from geographic concentration of loans. While the Company's loan portfolio is derived primarily from its primary market area in northeast Vermont, geographic concentration is partially mitigated by the continued growth of the Company's loan portfolio in central Vermont, its newest market area.

Index
The following table reflects the composition of the Company's loan portfolio as of the dates indicated:
	September 30, 2006		December 31, 2005
	Total Loans	% of Total	Total Loans	% of Total
Real Estate Loans
Construction & Land Development	$12,277,133	4.60%	$13,931,238	5.52%
Farm Land	3,276,493	1.23%	2,870,364	1.14%
1-4 Family Residential	141,369,949	53.02%	133,612,177	52.98%
Home Equity Lines	11,840,803	4.44%	11,165,413	4.43%
Commercial Real Estate	54,467,998	20.43%	48,504,553	19.23%
Loans to Finance Agricultural Production	238,919	0.09%	213,692	0.08%
Commercial & Industrial	22,189,241	8.32%	20,049,163	7.95%
Consumer Loans	20,851,323	7.82%	21,295,619	8.44%
All Other Loans	144,609	0.05%	567,318	0.23%

Gross Loans	266,656,468	100%	252,209,537	100%

Less:
Allowance for Loan Losses	(2,279,307)	-0.86%	(2,189,187)	-0.87%
Deferred Loan Fees	(671,132)	-0.25%	(684,106)	-0.27%

Net Loans	$263,706,029	98.89%	$249,336,244	98.86%

Allowance for loan losses and provisions - The Company continues to maintain an allowance for loan losses at a level that management believes is adequate to absorb losses inherent in the loan portfolio (See "Critical Accounting Policies"). As of September 30, 2006, the Company maintained a residential loan portfolio (including home equity lines of credit) of $153.2 million, compared to $144.8 million at December 31, 2005, accounting for 57.5% and 57.4%, respectively, of the total loan portfolio. The commercial real estate portfolio (including construction, land development and farmland loans) totaled $70.0 million and $65.3 million, respectively, for September 30, 2006 and December 31, 2005, comprising 26.3% and 25.9%, respectively, of the total loan portfolio. The Company's commercial loan portfolio includes loans that carry guarantees from government programs, thereby mitigating the Company's credit risk on such loans. At September 30, 2006, the Company had $17.5 million in loans with the guaranteed portion totaling $13.5 million, compared to $18.7 million in loans carrying a guaranteed total of $14.2 million at December 31, 2005. The volume of residential and commercial loans secured by real estate, together with the low historical loan loss experience in these portfolios, and highly skilled and diligent loan underwriting and credit administration staffs, helps to support the Company's estimate for loan loss coverage.

The following table summarizes the Company's loan loss experience for the nine months ended September 30,
	2006	2005

Loans Outstanding End of Period	$266,656,468	$245,579,596

Average Loans Outstanding During Period	$262,198,237	$234,477,272

Loan Loss Reserve, Beginning of Period	$2,189,187	$2,153,372
Loans Charged Off:
Residential Real Estate	5,490	4,602
Commercial Real Estate	5,998	0
Commercial Loans not Secured by Real Estate	13,266	27,500
Consumer Loans	46,802	97,747

Total Loans Charged Off	71,556	129,849
Recoveries:
Residential Real Estate	1,340	1,110
Commercial Real Estate	0	0
Commercial Loans not Secured by Real Estate	2,912	5,593
Consumer Loans	44,924	46,749

Total Recoveries	49,176	53,452

Net Loans Charged Off	22,380	76,397
Provision Charged to Income	112,500	112,500

Loan Loss Reserve, End of Period	$2,279,307	$2,189,475

Net Charge Offs to Average Loans Outstanding	.009%	.03%

Non-performing assets for the comparison periods were as follows:
	September 30, 2006	December 31, 2005

		Percent		Percent
	Balance	of Total	Balance	of Total

Non-Accruing loans	$2,201,813	75.57%	$436,419	71.16%
Loans past due 90 days or more and still accruing	711,737	24.43%	176,885	28.84%

Total	$2,913,550	100.00%	$613,304	100.00%

     The increase in non-accruing loans from December 31, 2005 to September 30, 2006 is $1.8 million and represents six loans. Two of these loans totaling $1.3 million have a 90% Rural Development guaranty. For that reason, as well as improved cash flow position and repayment ability, these loans have been returned to accrual status as of the filing of this 10-Q report. One loan, with a principal balance of $51,095, has a 50% SBA guaranty of $25,548. The remaining three loans are secured by commercial real estate and by a primary residence. The increase in loans past due 90 days or more and still accruing, which increased $534,852 in the same time frame, represents seven loans. One loan, with a principal balance of $394,870 has an 80% Rural Development guaranty and is under foreclosure with a public sale scheduled for the middle of November. One more loan, having a principal balance of $35,282 has an 85% SBA guaranty and another loan with a balance of $123,040 was paid in full during the first week of October. Finally, three of the remaining seven loans are secured by real estate, and the last is secured by a recreational vehicle.

     Other Real Estate Owned consists of property that the Company has acquired by deed in lieu of foreclosure or through normal foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. As of September 30, 2006 and December 31, 2005, the Company had no OREO properties in its portfolio.

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

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first nine months of 2006, the Company has not engaged in any activity that has created any additional types of off-balance-sheet risk.

     The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments or commitments whose contract amount represents credit risk as of September 30, 2006 are as follows:
Contract or
Notional Amount

Unused portions commercial lines of credit	$11,146,816
Unused portions of home equity lines of credit	11,589,812
Other commitments to extend credit	12,176,962
Unused portions of credit card lines	9,440,114
Standby letters of credit and commercial letters of credit	1,210,482
MPF credit enhancement obligation, net of liability recorded	1,093,041

     Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table presents, as of September 30, 2006, significant fixed and determinable contractual obligations to third parties, by payment date:

	Less than	2-3	4-5	More than
	1 year	years	years	5 years	Total

Operating Leases	$142,241	$288,419	$229,091	$360,372	$1,020,123
Housing Limited Partnerships	236,094	0	0	0	236,094
FHLB Borrowings	15,000,000	30,000	0	10,000	15,040,000

Total	$15,378,335	$318,419	$229,091	$370,372	$16,296,217

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

     The Company's available-for-sale investment portfolio has decreased with maturities totaling $9.0 million, while the held-to-maturity investment portfolio increased $2.4 million and the loan portfolio increased $14.4 million during the first nine months of 2006. On the liability side, NOW and money market accounts decreased $28.3 million, while time deposits increased $31.0 million. Federal funds purchased and other borrowed funds increased $5.0 million in order to fund a portion of the increase in the loan portfolio.

     As a member of the Federal Home Loan Bank of Boston (FHLBB), the Company has access to pre-approved lines of credit. The Company has a $4.3 million unsecured Federal Funds line with an available balance of the same at September 30, 2006. Interest is chargeable at a rate determined daily approximately 25 basis points higher than the rate paid on federal funds sold. Additional borrowing capacity of approximately $85.6 million through the FHLBB is secured by the Company's qualifying loan portfolio.

Index

     As of September 30, 2006, the Company had total advances of $15.04 million against the $85.6 million. As of September 30, 2006, the Company's outstanding advances consisted of the following:

	Annual		Principal
Purchase Date	Rate	Maturity Date	Balance

July 14, 2006	5.51%	October 16, 2006	$5,000,000
July 14, 2006	5.54%	November 14, 2006	5,000,000
July 26, 2006	5.54%	November 27, 2006	5,000,000
November 16, 1992	7.57%	November 16, 2007	30,000
November 16, 1992	7.67%	November 16, 2012	10,000

Total Long-term Advances			$15,040,000

     Under a separate agreement with FHLBB, the Company has the authority to collateralize public unit deposits, up to its FHLBB borrowing capacity ($85.6 million less outstanding advances noted above) with letters of credit issued by the FHLBB. At September 30, 2006, approximately $50.9 million was pledged under this agreement, as collateral for these deposits. Interest is charged to the Company quarterly based on the average daily balance for the quarter at an annual rate of 20 basis points. The average daily balance for the third quarter of 2006 was approximately $8.8 million.

     Other alternative sources of funding come from unsecured Federal Funds lines with two other correspondent banks that total $7.5 million. There were no balances outstanding on either line at September 30, 2006. As a member of CDARS, the Company is able to purchase deposits from other members as another source of funding. At September 30, 2006, the Company had $10.5 million in purchased deposits through CDARS.

     As in each of the prior two quarters of 2006,in September 2006, the Company declared a cash dividend of $0.17 per share, payable in the fourth quarter of 2006, requiring an accrual of $696,979 at September 30, 2006. Total dividend accruals for the nine months ended September 30, 2006 were $2.1 million.

The following table illustrates the changes in shareholders' equity from December 31, 2005 to September 30, 2006:

Balance at December 31, 2005 (book value $7.15 per share)	$29,123,334
Net income	2,262,106
Issuance of stock through the Dividend Reinvestment Plan	641,680
Purchase of treasury stock (fractional share redemption)	(11)
Total dividends declared	(2,081,216)
Unrealized holding losses arising during the period on available-for-sale
Securities, net of tax	75,058

Balance at September 30, 2006 (book value $7.30 per share)	$30,020,951

     At September 30, 2006, the Company reported that of the 405,000 shares authorized for the stock buyback plan, 178,890 shares have been purchased, leaving 226,110 shares available for repurchase. The repurchase price paid for these shares ranged from $9.75 per share in May of 2000 to $16.50 per share paid in September of 2005. During the first nine months of 2006, the Company did not repurchase any shares pursuant to the buyback authority. The last purchase was December 23, 2005 in which 4,938 shares were repurchased at a price of $16.00 per share. For additional information on stock repurchases by the Company and affiliated purchasers (as defined in SEC Rule 10b-18) refer to Part II, Item 2 of this Report.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Under current guidelines, banks must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). The risk-based ratios of the Company and its Subsidiary exceeded regulatory guidelines at September 30, 2006 with reported risk-weighted assets of $234.7 million compared to $216.8 million at December 31, 2005 and total capital of $32.7 million and $31.8 million, respectively. The Company's total risk-based capital to risk-weighted assets was 13.92% and 14.65% at September 30, 2006 and December 31, 2005, respectively. The Company's Tier 1 capital to risk-weighted assets was 12.95% and 13.64% at September 30, 2006 and December 31, 2005, respectively. In addition to risk-based capital requirements, bank holding companies are required to maintain minimum leverage capital ratios of core capital to average assets of $4.0%. The Company exceeded these requirements with leverage ratios of 8.61% as of September 30, 2006, and 8.37% at December 31, 2005.

     Regulators have also established guidelines for minimum capital ratio requirements that define a bank as well-capitalized under prompt corrective action provisions. These minimums are risk-based capital ratio of 10.0% and Tier 1 capital ratio of 6.0%. As of September 30, 2006, the Company and its Subsidiary were deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Company's classification.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's management of the credit, liquidity and market risk inherent in its business operations is discussed in Part 1, Item 2 of this report under the caption "RISK MANAGEMENT", which is incorporated herein by reference. Management does not believe that there has been any material changes in the nature or categories of the Company's risk exposures from those disclosed in the Company's 2005 annual report on form 10-K, as amended on form 10-K/A.

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

Index
ITEM 1A. Risk Factors

     There has been no material change in the Company's risk factors described in its Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2005.

ITEM 2. Unregistered Sales of Securities and Use of Proceeds

The following table provides information as to purchases of the Company's common stock during the third quarter ended September 30, 2006, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):
				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
For the period:	Shares Purchased(1)(2)	Paid Per Share	Announced Plan(3)	End of the Period

July 1 - July 31	1,603	$13.00	0	226,110
August 1 - August 31	100	$13.25	0	226,110
September 1 - September 30	0	$0	0	226,110

Total	1,703	$13.02	0	226,110

(1)  All 1,703 shares were purchased for the account of participants invested in the Company Stock Fund under the Company's Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank. Such share purchases were facilitated through Community Financial Services Group, LLC ("CFSG"), which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18. All purchases by the Plan were made in the open market in brokerage transactions and reported on the OTC Bulletin Board©.

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

COMMUNITY BANCORP.

DATED: November 9, 2006	By: /s/ Richard C. White
Richard C. White, Chairman &
Chief Executive Officer

DATED: November 9, 2006	By: /s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Operating Officer
(Chief Financial Officer)