Form 10-K
COMMUNITY BANCORP /VT
filed 2007-03-22
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
YES (  )     NO(X)

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $47,068,007, based on a per share trade price of $13.00, as reported on the OTC Bulleting Board® on June 28, 2006 (the date of the last reported sale prior to July 1, 2006). For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant. However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 4,145,436 shares outstanding of the issuer's class of common stock as of the close of business on March 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 2006 are incorporated by reference to Part II.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2007 are incorporated by reference to Part III.

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

Community National Bank provides a broad range of retail banking services to the residents and businesses in northeastern and central Vermont. These services include checking, savings and time deposit accounts, mortgage, consumer, municipal and commercial loans, safe deposit and night deposit services, wire transfer services, automatic teller machine (ATM) facilities, credit card services, 24 hour telephone banking, and internet banking. Additionally, the Bank maintains cash machines at eight third party business locations in the counties of Orleans, Washington and Caledonia.

In 2002, the Bank transferred its trust operations to a newly formed Vermont-chartered nondepository trust and investment management affiliate, Community Financial Services Group, LLC, based in Newport, Vermont ("CFSG"). The Bank's ownership interest in CFSG is held indirectly, through Community Financial Services Partners, LLC, a Vermont limited liability company ("CFSP"), which owns 100% of the limited liability company equity interests of CFSG. Immediately following transfer of its trust operations to CFSG, the Bank sold a two-thirds interest in CFSP, equally to the National Bank of Middlebury, headquartered in Middlebury, Vermont and Guaranty Bancorp Inc., the bank holding company parent of Woodsville Guaranty Savings Bank, headquartered in Woodsville, New Hampshire. CFSG offers personal fiduciary services throughout the market area of the three owner financial institutions.

Competition

The Bank has five banking offices located in Orleans County, one office in Essex County, one office in Caledonia County, and two offices in Washington County. Its primary service area is in the Town of Derby and City of Newport, Vermont in Orleans County, with approximately 50% of its total deposits derived from the Company's Derby, Derby Line and Newport offices as of December 31, 2006.

The Bank competes in all aspects of its business with other banks and credit unions in northern and central Vermont, including two of the largest banks in the state, which maintain branch offices throughout the Bank's service area. Historically, competition in Orleans and Essex Counties has come primarily from two of the largest banks in the state, the Chittenden Bank based in Burlington, Vermont and TD Banknorth, N.A. based in Portland, Maine. The Chittenden Bank maintains a branch office in Newport, and TD Banknorth, N.A. maintains branch offices in Barton, Orleans, and St. Johnsbury. The Bank also competes in Orleans County with two local banks, Lyndonville Savings Bank and Trust Company, based in Lyndonville and Passumpsic Savings Bank, based in St. Johnsbury, and with three local credit unions, Orlex Credit Union and Border Lodge Credit Union, both based in Newport, and North Country Federal Credit Union, based in South Burlington. The Bank's primary competitors in Caledonia County are Passumpsic Savings Bank and Union Bank based in Morrisville, TD Banknorth, N.A., Lyndonville Savings Bank and Trust Company, Northern Lights Federal Credit Union, based in St. Johnsbury, Vermont State Employees Credit Union, based in Montpelier, Merchants Bank, based in Burlington and North Country Federal Credit Union. In Washington County, the Bank competes with Merchants Bank, Chittenden Bank and TD Banknorth, N.A, as well as Northfield Savings Bank based in Northfield, Key Bank based in Ohio, Citizens Bank Vermont, based in Rhode Island, Vermont State Employees Credit Union, North Country Federal Credit Union, and Granite Hills Credit Union, based in Barre.

Changes in the regulatory framework of the banking industry during the past decade or so have broadened the competition for commercial bank products such as deposits and loans to include not only traditional rivals such as the mutual savings banks, stock savings banks, and credit unions, but also many non-traditional rivals such as insurance companies, brokerage firms, mutual funds and consumer and commercial finance and leasing companies. In addition, many out-of-market nationwide banks, nonbank lenders and other financial service firms operate in the Company’s market areas through mass marketing solicitations by mail, radio, television and email. Three of the Bank’s credit union competitors, including the largest state-chartered Vermont credit union, Vermont State Employees Credit Union, have converted in recent years from an employment based common bond to a community common bond, thereby significantly increasing their fields of membership in the Bank’s market areas. Similarly, another of the Bank's credit union competitors, which previously had an employment based common bond, merged last year into a much larger credit union which has a community common bond. At the same time, regulatory changes in the credit union industry, including passage in 2005 of a comprehensive Vermont credit union modernization statute, have steadily increased the financial services and products that credit unions are authorized to offer, such as small business lending and products for non-profit organizations, resulting in increased competition for the Bank from this tax exempt sector of the financial services industry.

Employees

As of December 31, 2006, the Company did not have any employees at the holding company level. However, as of such date, the Bank employed 119 full-time employees and 16 part-time employees. Management of the Bank considers its employee relations to be good.

Regulation and Supervision

Holding Company Regulation. As a registered bank holding company, the Company is subject to on-going regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), under the Bank Holding Company Act of 1956, as amended (the "Act"). A bank holding company for example, must generally obtain the prior approval of the Federal Reserve Board before it acquires all or substantially all of the assets of any bank, or acquires ownership or control of more than 5% of the voting shares of a bank. Federal Reserve Board approval is also generally required before a bank holding company may acquire more than 5% of any outstanding class of voting securities of a company other than a bank or a more than 5% interest in its property.

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

A bank holding company must also obtain prior Federal Reserve Board approval in order to purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the company for all purchases or redemptions by the company of its equity securities within the preceding 12 months, will equal 10% or more of the company's consolidated net worth.

The Company is required to file with the Federal Reserve Board annual and semi-annual reports and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Company and any direct or indirect subsidiary of the Company.

Community Bancorp. and its wholly-owned subsidiary, Community National Bank, as well as its non-subsidiary affiliates, CFSP and CFSG, are all considered "affiliates" of each other for the purposes of Section 18(j) of the Federal Deposit Insurance Act, as amended, and Sections 23A and 23B of the Federal Reserve Act, as amended. In particular, section 23A limits loans or other extensions of credit to, asset purchases with and investments in affiliates of the Bank to 10% of the Bank’s capital and surplus. In addition, such loans and extensions of credit and certain other transactions must be collateralized in specified amounts. Section 23B requires, among other things, that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving non-affiliated persons. Further, the Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

Financial Modernization. In 1999 Congress enacted the federal Gramm-Leach-Bliley financial modernization act ("Gramm-Leach-Bliley"), which repealed provisions of the Glass-Steagall Act of 1933 that required separation of banking and commercial entities. Under Gramm-Leach-Bliley, eligible bank holding companies may elect to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in a broader range of activities than is otherwise permissible for bank holding companies. A bank holding company is eligible to elect to become a "financial holding company" and to engage in activities that are "financial in nature" if each of its subsidiary banks is well capitalized for regulatory capital purposes, is well managed and has at least a satisfactory rating under the Community Reinvestment Act ("CRA"). Activities which are deemed "financial in nature" under Gramm-Leach-Bliley would include activities generally permitted to bank holding companies as described above, and in addition securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking. Gramm-Leach-Bliley also contains similar provisions authorizing eligible national banks to engage indirectly through a "financial subsidiary" in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment. In order to be considered eligible for these expanded activities, the bank must be well capitalized, well managed and have at least a satisfactory CRA rating. A national bank’s investment in financial subsidiaries is subject to certain limitations under Gramm-Leach-Bliley.

As of the date of filing this report with the Securities and Exchange Commission (SEC), the Company had not elected to become a financial holding company, nor had the Bank created any financial subsidiaries.

Implementation of Graham-Leach-Bliley has resulted in an increase in the number and type of institutions engaging in the same or similar financial activities as those of the Company and the Bank, thereby creating a more competitive financial services environment generally. However, management of the Company believes that Gramm-Leach-Bliley has thus far had a more significant competitive impact on larger institutions, such as regional and national holding companies and banks, than on community-based institutions serving largely rural populations, such as the Company and the Bank, which are engaged primarily in traditional banking activities and have a stronger local marketing focus.

USA Patriot Act. In response to the terrorist events of September 11, 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). The USA Patriot Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cooperatively to combat terrorism on a variety of fronts. The impact of the USA Patriot Act on financial institutions is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Secretary of the Treasury and banking regulators have adopted several regulations to implement these provisions. The Act also amended the federal Bank Holding Company Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a bank holding company or a financial institution’s anti-money laundering activities when reviewing an application to expand operations. As required by law, Community National Bank has in place a Bank Secrecy Act and Anti-Money Laundering compliance program, as well as a customer identification program.

Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 (the “Act”) was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Act is the most far-reaching U.S. securities legislation enacted in decades, and generally applies to companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 ("Exchange Act"). The SEC has engaged in extensive rulemaking to implement the Act's provisions.

The Act includes provisions addressing, among other matters, the duties, functions and qualifications of audit committees for all public companies; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers, except (in the case of banking companies) loans in the normal course of business; expedited filing requirements for reports of beneficial ownership of company stock by insiders; disclosure of a code of ethics for senior officers, and of any change or waiver of such code; the formation of a public accounting oversight board; auditor independence; disclosure of fees paid to the company's auditors for non-audit services and limitations on the provision of such services; attestation requirements for company management and external auditors, relating to internal controls and procedures; and various increased criminal penalties for violations of federal securities laws.

In response to Sarbanes-Oxley, the Board of Directors of the Company approved a series of actions to strengthen and improve its already strong corporate governance practices. Among other measures, the Board adopted a Code of Ethics for Senior Financial Officers and the Principal Executive Officer, adopted an Insider Trading Policy, adopted amendments to the Audit Committee Charter, appointed a Compensation Committee and a Corporate Governance/Nominating Committee and adopted charters for those committees. The American Bankers Association has been active in efforts to bring relief to smaller public companies by supporting the scaling of regulatory treatment based on size. Last year a special Advisory Committee on Smaller Public Companies appointed by the SEC recommended that smaller public companies, such as the Company, be granted relief from the burdensome internal control and related external audit attestation requirements of Section 404 of Sarbanes-Oxley (“SOX 404”). However, at this time it is unclear whether, and to what extent, the SEC will accept and implement the Advisory Committee's recommendations. Management is in the process of preparing for the internal control reporting requirements of SOX 404.

Unless further relief is granted to smaller public companies during 2007, the Company will be required to comply with certain portions of Section 404 of Sarbanes-Oxley for its 2007 year-end financial statements, with full compliance required in 2008. Section 404 requires management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. The Company has incurred, and expects to continue to incur, costs in connection with its compliance with Section 404.

More information on the Company’s corporate governance practices is available on the Company’s website at www.communitybancorpvt.com.

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

As of December 31, 2006, both Community Bancorp. and Community National Bank were considered "well capitalized" under all applicable regulatory requirements.

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

The CRA requires banks to define the communities they serve, identify the credit needs of those communities, collect and maintain data for each small business or small farm loan originated or purchased by the Bank, and maintain a Public File at each location. The federal banking regulators examine the institutions they regulate for compliance with the CRA and assign one of the following four ratings: “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance”. The rating assigned reflects the bank’s record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the bank. As of the Bank’s last CRA examination, completed during 2005, it received a rating of “outstanding”.

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

Due to the nature of the placement of funds, CDARS deposits are considered to be “brokered deposits.” Although it has been the Company’s policy in the past not to accept any brokered deposits, management and the directors deemed it advisable to make a limited exception for the CDARS program. Accordingly, the Company’s Asset Liability policy now states that the Company will not accept brokered deposits, other than through the CDARS program in the Promontory Interfinancial Network. To date, the amount of brokered deposits accepted through the CDARS program is not considered by management to be material.

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

Management expects to review deposit classifications during 2007, with a view toward reclassifying deposits, to the extent permissible under Regulation D, to reduce required reserves.

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

Other Available Information

This annual report on Form 10-K is on file with SEC. The Company also files with the SEC quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy materials for its annual meeting of shareholders. You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100F Street, NE, Washington, DC 20549-0213, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. The Company's SEC-filed reports and proxy statements are also available on the Company's website at www.communitybancorpvt.com. The Company has also posted on its website the Company’s Code of Ethics for Senior Financial Officers and the Principal Executive Officer; the Insider Trading Policy and the charters of the Audit, Compensation, and Nominating Committees. The information and documents contained on the Company's website do not constitute part of this report. Copies of the Company's reports filed with the SEC (other than exhibits) can also be obtained by contacting Chris Bumps, Corporate Secretary, at our principal offices, which are located at 4811 U.S. Route 5, Derby, Vermont  05829 or by calling (802) 334-7915.

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

There are an increasing number of non-bank and out-of-market competitors providing financial services

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

Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. Under long-standing policy of the Federal Reserve Board, a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates on borrowings by depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board may have a material effect on our business, prospects, results of operations and financial condition.

See “Supervision and Regulation” under Item 1 above for discussion of other laws and regulations that may have a material effect on our business, prospects, results of operations and financial condition.

Changes in accounting standards could materially impact our financial statements

From time to time the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be very difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. Implementation of accounting changes, with associated professional consultation and advice, can be costly, even if the change will not have any material impact on the Company’s financial statements.

Company Factors

Allowance for loan losses may be insufficient

We maintain an allowance for loan losses based on, among other things, our estimate of local and regional economic conditions, historical loss experience and delinquency trends. However, we cannot predict loan losses with certainty, and cannot ensure that charge-offs in future periods will not exceed the allowance for loan losses. If charge-offs exceed our allowance, our earnings would decrease. In addition, the Comptroller of the Currency reviews our allowance for loan losses from time to time and may require additions to the allowance based on their judgment about information available to them at the time of their examination. An increase in our allowance for loan losses would require a charge against earnings.

Adverse local economic conditions could negatively impact our business

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

We are not able to offer all of the financial services and products of a financial holding company

Banks, securities firms, and insurance companies can now combine under a “financial holding company” umbrella. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Some of our competitors have elected to become financial holding companies.

Our common stock is not traded on any securities exchange

Our common stock is not traded on any securities exchange. Trades in our stock affected by certain brokerage firms are reported on the Over-the-Counter (OTC) Bulletin Board maintained by the NASD, but trading in the stock is sporadic. Therefore, an investment in our stock is not as liquid as an investment in a company whose stock is actively traded on an exchange.

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

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.  Properties

Although Community Bancorp. does not itself own or lease real property, the Bank owns and leases various properties for its banking operations. The Company's administrative offices are located at the main offices of the Bank. All of the Bank’s offices are located in Vermont. In addition to the main office in Derby, the Bank maintains facilities in the Cities of Newport, Montpelier and Barre; the Towns of Barton and St. Johnsbury, and the Villages of Island Pond, Troy and Derby Line.

The Bank's main offices are located on U.S. Route 5 in Derby, Vermont, in a freshly renovated 15,000 square foot two-story brick building with a 19,000 square foot state of the art addition, which was completed in the first quarter of 2006. An operations center houses most of the addition as well as a community room used by the Bank for meetings and various functions. This community room has a secure outside access making it possible for the Bank to offer it to non-profit organizations after banking hours free of charge. A remote drive-up facility and an additional ATM featuring drive-up access were also part of this major renovation project.

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

The Bank owns condominium space in the state office building on Main Street in Newport to house its Newport office. The Bank occupies approximately 3,084 square feet on the first floor of the building for a full service banking facility equipped with an ATM and a remote drive-up facility. In addition, the Bank owns approximately 4,400 square feet on the second floor, a portion of which formerly housed the Bank's trust department and is now leased to the Company’s Trust Company affiliate, CFSG, with another portion leased to a law firm.

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

The Bank's newest office is located in Barre in a two-story, 8,000 square foot building located at 316 North Main Street. This new building constructed in 2003 on leased land, houses a full-service branch, a two-lane drive-up window, including a drive-up ATM, as well as an inside lobby ATM. The branch also includes a Community Room that is made available as a public service to outside non-profit groups to be used for meetings and gatherings at no charge. The ground lease provided for a twenty year term and including a purchase option exercisable at the end of the sixth year, with one-half of the annual rental previously paid applied to the purchase price. During the third quarter of 2006, the Company was offered the option to buy the property earlier than the sixth year, and as a result, exercised that option.

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
Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the market price of, and dividends paid on, the Company's common stock is incorporated by reference to Page 62 of the Annual Report to Shareholders for 2006 under the caption "Common Stock Performance by Quarter".

The following table provides information as to purchases of the Company’s common stock during the fourth quarter ended December 31, 2006, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
For the month ended:	Shares Purchased(1)	Paid Per Share	Announced Plan(2)	End of the Period(2)

October 1 - October 31	3,250	$13.50	0	226,110
November 1 - November 30	800	$13.35	0	226,110
December 1 - December 31	834	$13.70	0	226,110

Total	4,884	$13.51	0	226,110

(1)  4,884 shares were purchased by Community Financial Services Group, LLC (“CFSG”), which may be deemed to be an affiliate of the Company under Rule 10b-18, for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan. All purchases by CFSG were made in the open market in brokerage transactions and reported on the OTC Bulletin Board©.

(2)  The Company’s Board of Directors in April, 2000 initially authorized the repurchase from time to time of up to 205,000 shares of the Company’s common stock in open market and privately negotiated transactions, in management’s discretion and as market conditions may warrant. The Board extended this authorization on October 15, 2002 to repurchase an additional 200,000 shares, with an aggregate limit for such repurchases under both authorizations of $3.5 million. The approval did not specify a termination date, and although there were no repurchases during 2006, the repurchase program is still open.

Item 6.  Selected Financial Data

Incorporated by reference to Pages 33, 38, 50, and 51 of the Annual Report to Shareholders for 2006, filed as Exhibit 13 to this report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference to Pages 40-62 of the Annual Report to Shareholders for 2006, filed as Exhibit 13 to this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to the section labeled "Risk Management", beginning on page 49, of Management's Discussion and Analysis of Financial Condition and Results of Operation in the Annual Report to Shareholders for 2006, filed as Exhibit 13 to this report.

Item 8.  Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry, Dunn, McNeil & Parker, are incorporated herein by reference from the Annual Report to Shareholders for 2006, filed as Exhibit 13 to this report, at Page 11 through Note 25 on Page 39.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and its President and Chief Operating Officer (Chief Financial Officer). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. For this purpose, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the Company’s last fiscal quarter in the Company’s internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not Applicable

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007:

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

Item 11.  Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007:

Information regarding compensation of directors under the captions "ARTICLE I - ELECTION OF DIRECTORS - Directors' Fees and Other Compensation" and "-Directors' Deferred Compensation Plan."
Information regarding executive compensation and benefit plans, and the Compensation Discussion and Analysis, under the caption "EXECUTIVE COMPENSATION."
The report of the Compensation Committee under the caption “COMPENSATION COMMITTEE REPORT.”
Information regarding management interlocks and certain transactions under the caption "CORPORATE GOVERNANCE - Compensation Committee Interlocks and Insider Participation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION."

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007:

Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -Transactions with Management."
Information regarding the independence of directors under the caption “CORPORATE GOVERNANCE - Director Independence.”

Item 14.  Principal Accounting Fees and Services

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007 under the caption "ARTICLE 2- RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

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

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The Company's audited consolidated financial statements and notes thereto and the report of Berry, Dunn, McNeil & Parker thereon, are incorporated by reference to the Annual Report to Shareholders for fiscal year 2006, filed as Exhibit 13 to this report.

(b)  Exhibits

The following exhibits are incorporated by reference:
Exhibit 3(i) - Amended and Restated Articles of Association filed as Exhibit 3(i) of the Company's Form 10-Q report filed with the Commission on November 9, 2004.
Exhibit 3(ii) - Amended and Restated By-laws of Community Bancorp. as amended through April 4, 2006 filed as Exhibit 3(ii) in the Company’s Form 10-K/A filed on April 13, 2006.
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
Exhibit 10(iii) - Description of the Officer Incentive Plan* is incorporated by reference to the section of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007, under the caption "EXECUTIVE COMPENSATION - Officer Incentive Plan".
Exhibit 10(iv) - Description of the Directors Retirement Plan* filed as exhibit 10(iv) of the Company's Form 10-K filed with the Commission on March 30, 2005; plan terminated in 2005 with respect to future accruals, as disclosed in the Company's Current Report on Form 8-K filed with the Commission on December 19, 2005.
Exhibit 14 - Code of Ethics for Senior Financial Officers and the Principal Executive Officer is incorporated by reference to Exhibit 14 of the Form 10-K filed with the Commission on March 30, 2004.

The following exhibits are filed as part of this report:
Exhibit 13 - Portions of the Annual Report to Shareholders of Community Bancorp. for 2006,
specifically incorporated by reference into this report.
Exhibit 21 - Subsidiaries of Community Bancorp.
Exhibit 23 - Consent of Berry, Dunn, McNeil & Parker
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

COMMUNITY BANCORP.

BY: /s/ Richard C. White	Date: March 20, 2007
Richard C. White, Chairman
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Stephen P. Marsh	Date: March 20, 2007
Stephen P. Marsh, President and COO

COMMUNITY BANCORP. DIRECTORS

/s/ Thomas E. Adams	Date: March 20, 2007
Thomas E. Adams

/s/ Aminta K. Conant	Date: March 20, 2007
Aminta K. Conant

/s/ Jacques R. Couture	Date: March 20, 2007
Jacques R. Couture

/s/ Elwood G. Duckless	Date: March 20, 2007
Elwood G. Duckless

/s/ Michael H. Dunn	Date: March 20, 2007
Michael H. Dunn

/s/ Rosemary M. Lalime	Date: March 20, 2007
Rosemary M. Lalime

/s/ Marcel Locke	Date: March 20, 2007
Marcel Locke

/s/ Stephen P. Marsh	Date: March 20, 2007
Stephen P. Marsh

/s/ Dorothy R. Mitchell	Date: March 20, 2007
Dorothy R. Mitchell

/s/ Anne T. Moore	Date: March 20, 2007
Anne T. Moore

/s/ Dale Wells	Date: March 20, 2007
Dale Wells

/s/Richard C. White	Date: March 20, 2007
Richard C. White