Form 10-Q
period 2007-03-31
COMMUNITY BANCORP /VT
filed 2007-05-09
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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
YES (  )     NO(X)

At May 8, 2007, there were 4,145,067 shares outstanding of the Corporation's common stock.

Index
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Balance Sheets	March 31	December 31	March 31
	2007	2006	2006
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$8,750,703	$11,292,831	$7,950,121
Federal funds sold and overnight deposits	1,242,023	8,173,779	21,037
Total cash and cash equivalents	9,992,726	19,466,610	7,971,158
Securities held-to-maturity (fair value $20,911,000 at 03/31/07,
$21,301,000 at 12/31/06, and $28,522,000 at 03/31/06)	20,788,310	21,069,866	28,464,535
Securities available-for-sale	21,717,027	22,612,207	33,389,975
Restricted equity securities, at cost	2,308,950	2,828,250	3,252,150
Loans held-for-sale	528,872	566,300	1,014,344
Loans	266,475,860	268,729,726	258,802,897
Allowance for loan losses	(2,295,985)	(2,267,821)	(2,220,719)
Unearned net loan fees	(585,079)	(632,105)	(693,118)
Net loans	263,594,796	265,829,800	255,889,060
Bank premises and equipment, net	12,418,999	12,334,024	11,861,406
Accrued interest receivable	1,799,659	1,667,135	1,923,659
Other assets	5,602,488	5,440,350	5,496,346
Total assets	$338,751,827	$351,814,542	$349,262,633

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$46,801,261	$47,402,628	$45,250,947
NOW and money market accounts	72,457,733	81,402,928	83,853,164
Savings	40,098,014	38,471,441	45,763,070
Time deposits, $100,000 and over	33,957,887	33,835,057	26,925,642
Other time deposits	97,699,320	99,876,140	82,905,518
Total deposits	291,014,215	300,988,194	284,698,341
Federal funds purchased and other borrowed funds	40,000	40,000	16,017,000
Repurchase agreements	14,457,778	17,083,946	16,309,660
Accrued interest and other liabilities	2,255,765	2,971,591	2,944,159
Total liabilities	307,767,758	321,083,731	319,969,160
Shareholders' Equity
Common stock - $2.50 par value; 6,000,000 shares authorized
and 4,354,946 shares issued at 03/31/07, 4,339,619 shares
issued at 12/31/06, and 4,293,939 shares issued at 03/31/06	10,887,365	10,849,048	10,734,847
Additional paid-in capital	22,175,854	22,006,492	21,507,605
Retained earnings	733,787	760,667	142,079
Accumulated other comprehensive loss	(198,205)	(270,664)	(476,326)
Less: treasury stock, at cost; 209,510 shares	(2,614,732)	(2,614,732)	(2,614,732)
Total shareholders' equity	30,984,069	30,730,811	29,293,473
Total liabilities and shareholders' equity	$338,751,827	$351,814,542	$349,262,633
The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
For The First Quarter Ended March 31,	2007	2006

Interest income
Interest and fees on loans	$4,763,196	$4,266,090
Interest on debt securities
Taxable	207,770	305,811
Tax-exempt	206,790	244,785
Dividends	49,957	42,443
Interest on federal funds sold and overnight deposits	32,245	15,317
Total interest income	5,259,958	4,874,446

Interest expense
Interest on deposits	1,903,355	1,407,864
Interest on federal funds purchased and other borrowed funds	7,714	131,911
Interest on repurchase agreements	82,120	77,202
Total interest expense	1,993,189	1,616,977

Net interest income	3,266,769	3,257,469
Provision for loan losses	37,500	37,500
Net interest income after provision	3,229,269	3,219,969

Non-interest income
Service fees	324,023	312,185
Other income	379,323	357,439
Total non-interest income	703,346	669,624

Non-interest expense
Salaries and wages	1,131,174	1,164,530
Employee benefits	431,599	416,168
Occupancy expenses, net	606,142	571,898
Other expenses	981,079	960,630
Total non-interest expense	3,149,994	3,113,226

Income before income taxes	782,621	776,367
Applicable income taxes	107,365	110,425
Net Income	$675,256	$665,942

Earnings per share	$0.16	$0.16
Weighted average number of common shares
used in computing earnings per share	4,135,457	4,075,565
Dividends declared per share	$0.17	$0.17
Book value per share on shares outstanding at March 31,	$7.47	$7.17
The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31,	2007	2006

Cash Flow from Operating Activities:
Net Income	$675,256	$665,942
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	231,854	217,593
Provision for loan losses	37,500	37,500
Deferred income taxes	(31,521)	(30,013)
Net gain on sale of loans	(57,644)	(56,016)
Loss on sale or disposal of fixed assets	0	396
Gain on investment in Trust LLC	(44,709)	(30,416)
Amortization of bond premium, net	4,966	27,772
Proceeds from sales of loans held for sale	5,759,917	4,637,746
Originations of loans held for sale	(5,664,845)	(4,009,492)
(Decrease) increase in taxes payable	(211,114)	140,438
Increase in interest receivable	(132,524)	(134,408)
Increase in mortgage servicing rights	(5,990)	(7,538)
Increase in other assets	(10,770)	(124,128)
Amortization of limited partnerships	97,530	84,756
(Decrease) increase in unamortized loan fees	(47,026)	9,012
Decrease in interest payable	(69,581)	(6,531)
Decrease in accrued expenses	(212,535)	(167,993)
Increase in other liabilities	32,019	9,705
Net cash provided by operating activities	350,783	1,264,325

Cash Flows from Investing Activities:
Investments - held to maturity
Maturities and paydowns	2,869,900	3,187,227
Purchases	(2,588,344)	(3,260,096)
Investments - available for sale
Sales and maturities	1,000,000	3,000,000
Proceeds from sale of restricted equity securities	519,300	0
Decrease in limited partnership contributions payable	(236,094)	(94)
Investments in limited partnership	(222,000)	0
Decrease (increase) in loans, net	2,233,881	(8,208,255)
Capital expenditures, net	(316,829)	(462,276)
Recoveries of loans charged off	10,649	22,345
Net cash provided by (used in) investing activities	3,270,493	(5,721,149)

Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market and savings accounts	(7,919,989)	(16,342,189)
Net (decrease) increase in time deposits	(2,053,990)	6,728,119
Net decrease in repurchase agreements	(2,626,168)	(1,037,480)
Net increase in short-term borrowings	0	8,977,000
Repayments in long-term borrowings	0	(3,000,000)
Payments to acquire treasury stock	0	(11)
Dividends paid	(494,983)	(472,396)
Net cash used in financing activities	(13,095,130)	(5,146,957)

Net decrease in cash and cash equivalents	(9,473,884)	(9,603,781)
Cash and cash equivalents:
Beginning	19,466,610	17,574,939
Ending	$9,992,726	$7,971,158

Supplemental Schedule of Cash Paid During the Period
Interest	$2,062,770	$1,623,508
Income taxes	$350,000	$0

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized loss on securities available-for-sale	$109,786	$(36,678)

Dividends Paid
Dividends declared	$702,136	$689,846
Increase in dividends payable attributable to dividends declared	(2,587)	(91)
Dividends reinvested	(204,566)	(217,359)
	$494,983	$472,396
The accompanying notes are an integral part of these consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND CONSOLIDATION

     The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for fair presentation of the financial condition and results of operations of the Company contained herein have been made.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 contained in the Company's Annual Report on Form 10-K.

NOTE 2.  RECENT ACCOUNTING DEVELOPMENTS

     In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an Amendment to FASB Statement No. 140”. SFAS No. 156 requires mortgage servicing rights associated with loans originated and sold, where servicing is retained, to be initially capitalized at fair value and subsequently accounted for using the “fair value method” or the “amortization method”. The Company is using the amortization method for subsequent reporting. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. The Company implemented changes to its valuation analysis, with the assistance of a specialized valuation consulting firm, during the first quarter of 2007.  The model used to value the mortgage servicing rights utilizes prepayment assumptions based on the Bond Market Association prepayment survey.  The discount rate applied is at the lower end of the observed industry range.  Other assumptions include delinquency rates, servicing cost inflation, and annual unit loan cost.  All assumptions are adjusted periodically to reflect current circumstances.  SFAS No. 156 was effective January 1, 2007. Implementation of SFAS No. 156 did not have a material effect on the financial statements of the Company.

     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 contains provisions to apply the fair value option to existing eligible financial instruments at the date of adoption. This statement is effective as of the beginning of an entity’s first fiscal year after November 15, 2007, with provisions for early adoption. The Company is in the process of analyzing the impact of SFAS No. 159 but does not expect that it will have a material impact on the Company’s financial statements.

NOTE 3. INCOME TAXES

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. Effective January 1, 2007, the Company adopted FIN 48. The implementation of FIN 48 did not have a material impact on the Company’s financial statements.

The Company’s income tax returns for the years ended December 31, 2003, 2004, 2005 and 2006 are open to audit under the statute of limitations by the Internal Revenue Service.  The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its provision for income taxes. The Company has no penalties and interest recorded for the three month periods ended March 31, 2007 and 2006.

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

The Company's total comprehensive income for the comparison periods is calculated as follows:

For the first quarter ended March 31,	2007	2006

Net income	$675,256	$665,942
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale
securities arising during the period	109,786	(36,678)
Tax effect	(37,327)	12,471
Other comprehensive income (loss), net of tax	72,459	(24,207)
Total comprehensive income	$747,715	$641,735

Index
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended March 31, 2007

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

     Forward-looking statements are not guarantees of future performance.  They necessarily involve risks, uncertainties and assumptions.  Future results of the Company may differ materially from those expressed in these forward-looking statements.  Examples of forward looking statements contained in this discussion include, but are not limited to, management’s expectations as to future asset growth, income trends, results of operations and other matters reflected in the Overview section, estimated contingent liability related to the Company's participation in the Federal Home Loan Bank (FHLB) Mortgage Partnership Finance (MPF) program, assumptions made within the asset/liability management process, and management's expectations as to the future interest rate environment and the Company's related liquidity level. Although these statements are based on management's current expectations and estimates, many of the factors that could influence or determine actual results are unpredictable and not within the Company's control.  Readers are cautioned not to place undue reliance on such statements as they speak only as of the date they are made.  The Company claims the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995.

     Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (1) competitive pressures increase among financial services providers in the Company's northern New England market area or in the financial services industry generally, including competitive pressures from nonbank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems, which erode the competitive advantage of in-market branch facilities; (2) interest rates change in such a way as to reduce the Company's margins; (3) general economic or monetary conditions, either nationally or regionally, are less favorable than expected, resulting in a deterioration in credit quality or a diminished demand for the Company's products and services; and (4) changes in laws or government rules, or the way in which courts interpret those laws or rules, adversely affect the Company's business.

OVERVIEW

     Net income for the first quarter of 2007 was $675,256 or $0.16 per share versus $665,942 or $0.16 per share for the same period last year.  Net interest income for the first quarter of 2007 was $3.27 million compared to $3.26 million for the first quarter of 2006.  In spite of a now inverted yield curve, this increase in net interest income was achieved due to the decrease in borrowed funds and the implementation of deposit reclassification during the first quarter of 2007.  Deposit reclassification has significantly reduced the Company’s non-interest bearing daily reserve requirement at the Federal Reserve Bank, creating higher earning assets.  Managing interest rate spreads continues to be a challenge due to the flat, and at times inverted, yield curve.

     Total assets at March 31, 2007 were $338.8 million compared to $351.8 million at December 31, 2006 and $349.3 at March 31, 2006.  Loans decreased by $2.0 million and overnight deposits were down by $9.47 million.  This decrease in cash was related to our normal seasonal decrease in municipal deposits during the first quarter and the paying off of some brokered deposits that were used to fund loan growth in 2006.  While total assets decreased in both comparison periods, we had 3% loan growth with 2% deposit growth year-over-year.  We are especially seeing good loan and deposit growth in our central Vermont market.

     Non-interest income for this quarter was $703,346 compared to $669,624 for the first quarter of 2006.  Non-interest expenses were $3.15 million for the first quarter of 2007 compared to $3.11 million for the same period in 2006 or an increase of 1.2%, between years.  Decreases in salaries and benefits year-to-year were offset by increases in occupancy and outside professional and consulting costs.

     During the first quarter the Company implemented the use of a pricing module to price loans and deposits.  The use of the module should allow the Company to make pricing decisions that are both competitive and profitable.

     The following pages describe our first quarter financial results in much more detail. Please take the time to read them to more fully understand the three months ended March 31, 2007 in relation to the 2006 comparison periods.  The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes included in this report and with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.  This report includes forward-looking statements within the meaning of the Securities and Exchange Act of 1934 (the "Exchange Act").

CRITICAL ACCOUNTING POLICIES

     The Company’s consolidated financial statements are prepared according to accounting principles generally accepted in the United States of America.  The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities in the consolidated financial statements and related notes.  The Securities and Exchange Commission (SEC) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Because of the significance of these estimates and assumptions, there is a high likelihood that materially different amounts would be reported for the Company under different conditions or using different assumptions or estimates.

    Other-Than-Temporary Impairment of Securities - Companies are required to perform periodic reviews of individual securities in their investment portfolios to determine whether decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the company’s intent and ability to hold the security. Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to fundamental factors specific to the issuer, such as financial condition, business prospects or other factors or market-related factors, such as interest rates. Declines in the fair value of securities below their cost that are deemed to be other than temporary are recorded in earnings as realized losses.

Allowance for Loan Losses - Management evaluates on an ongoing basis its judgment as to which policies are considered to be critical. Management believes that the calculation of the allowance for loan losses (ALL) is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements.  In estimating the ALL, management considers historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, current economic indicators and their probable impact on borrowers and changes in delinquent, non-performing or impaired loans.  Management’s estimates used in calculating the ALL may increase or decrease based on changes in these factors, which in turn will affect the amount of the Company’s provision for loan losses charged against current period income.  Actual results could differ significantly from these estimates under different assumptions, judgments or conditions.

Other Real Estate Owned - Occasionally, the Company acquires property in connection with foreclosures or in satisfaction of debt previously contracted.  To determine the value of property acquired in foreclosure, management often obtains independent appraisals for significant properties.  Because the extent of any recovery on these loans depends largely on the amount the Company is able to realize upon liquidation of the underlying collateral, the recovery of a substantial portion of the carrying amount of foreclosed real estate is susceptible to changes in local market conditions.  The amount of the change that is reasonably possible cannot be estimated.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans and foreclosed real estate.  Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Mortgage Servicing Rights - As required by SFAS No. 156, “Accounting for Servicing of Financial Assets-an Amendment to FASB Statement No. 140”, mortgage servicing rights associated with loans originated and sold, where servicing is retained, are initially capitalized at fair value and included in other assets in the consolidated balance sheet. Mortgage servicing rights are amortized into non-interest income in proportion to, and over the period of, estimated future net servicing income of the underlying financial assets.  The value of capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. The carrying value of the mortgage servicing rights is periodically reviewed for impairment based on a determination of fair value and impairment, if any, is recognized through a valuation allowance and is recorded as amortization of other assets.  Critical accounting policies for mortgage servicing rights relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of mortgage servicing rights requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates and the payment performance of the underlying loans.  The Company implemented changes to its valuation analysis, with the assistance of a specialized valuation consulting firm during the first quarter of 2007.  The model used to value the mortgage servicing rights utilizes prepayment assumptions based on the Bond Market Association prepayment survey.  The discount rate applied is at the lower end of the observed industry range.  Other assumptions include delinquency rates, servicing cost inflation, and annual unit loan cost.  All assumptions are adjusted periodically to reflect current circumstances.  Implementation of SFAS No. 156 did not have a material effect on the financial statements of the Company.

     Management utilizes numerous techniques to estimate the carrying value of various assets held by the Company, including, but not limited to, property, plant and equipment, and deferred taxes. The assumptions considered in making these estimates are based on historical experience and on various other factors that are believed by management to be reasonable under the circumstances.  Management acknowledges that the use of different estimates or assumptions could produce different estimates of carrying values.

RESULTS OF OPERATIONS

     The Company’s net income for the first quarter of 2007 was $675,256, representing an increase of $9,314, or 1.4% over net income of $665,942 for the first quarter of 2006. This resulted in earnings per share of $0.16 for the first quarter of 2007 and 2006.  Core earnings (net interest income) for the first quarter of 2007 increased $9,300 or .29% over the first quarter of 2006.  Interest income on loans increased comparatively with interest expense on deposit accounts, while interest income on investments decreased comparatively with interest expense on borrowed funds, thereby minimally contributing to the increase in net interest income.  The Company’s volume of overnight deposits was higher in the first quarter of 2007 compared to the first quarter of 2006 contributing to the increase in core earnings.

     Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.  ROA for the first quarter of 2007 and 2006 were the same, while a slight decrease was noted in ROE for the same comparison period.  The following table shows these ratios annualized for the three month comparison periods.

For the quarter ended March 31,	2007	2006

Return on Average Assets	.78%	.78%
Return on Average Equity	9.21%	9.26%

INTEREST INCOME LESS INTEREST EXPENSE (NET INTEREST INCOME)

     Net interest income, the difference between interest income and interest expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, and rate sensitivity of earning assets and interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets.  The three tables below provide a visual comparison of the consolidated figures, and are stated on a tax equivalent basis assuming a federal tax rate of 34%.  The Company’s corporate tax rate is 34%, therefore, to equalize tax-free and taxable income in the comparison, we must divide the tax-free income by 66%, with the result that every tax-free dollar is equal to $1.52 in taxable income.

     Tax-exempt income is derived from our Municipal Investments.  These investments have decreased approximately $13 million from year to year, resulting in a decrease of $57,568 in income, and a related reduction of $19,573 in the tax effect of exempt income between periods.  The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the three-month comparison period, of 2007 and 2006:

For the three months ended March 31,	2007	2006

Net interest income as presented	$3,266,769	$3,257,469
Effect of tax-exempt income	106,528	126,101
Net interest income, tax equivalent	$3,373,297	$3,383,570

Index
AVERAGE BALANCES AND INTEREST RATES

     The table below presents average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the 2007 and 2006 comparison periods.  Loans are stated before deduction of non-accrual loans, unearned discount and allowance for loan losses.

	For the Three Months Ended March 31,
		2007			2006
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS

Loans (gross)	$268,765,407	$4,763,196	7.19%	$256,932,478	$4,266,090	6.73%
Taxable Investment Securities	21,771,660	207,770	3.87%	34,754,454	305,811	3.57%
Tax Exempt Investment Securities	20,863,909	313,318	6.09%	27,568,087	370,886	5.46%
Federal Funds Sold	0	0	0.00%	749,222	6,952	3.76%
Sweep Accounts	2,606,060	32,245	5.02%	705,296	8,365	4.81%
Other Investments	2,348,080	49,957	8.63%	3,284,650	42,443	5.24%
TOTAL	$316,355,116	$5,366,486	6.88%	$323,994,187	$5,000,547	6.26%

INTEREST BEARING LIABILITIES

Savings Deposits	$38,801,457	$33,342	0.35%	$45,212,425	$38,852	0.35%
NOW & Money Market Funds	75,401,509	442,389	2.38%	91,195,121	444,140	1.98%
Time Deposits	132,171,953	1,427,625	4.38%	106,712,277	924,872	3.51%
Fed Funds Purchased and Other Borrowed Funds	544,533	7,713	5.74%	11,317,269	131,911	4.73%
Repurchase Agreements	14,999,911	82,120	2.22%	17,495,079	77,202	1.79%
TOTAL	$261,919,363	$1,993,189	3.09%	$271,932,171	$1,616,977	2.41%

Net Interest Income		$3,373,297			$3,383,570
Net Interest Spread(1)			3.79%			3.85%
Interest Margin(2)			4.32%			4.24%

(1) Net interest Spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
(2) Interest margin is net interest income divided by average earning assets.

     A decrease of $7.6 million is noted in the average volume of earning assets for the first three months of 2007 compared to the same period of 2006, while an increase of 62 basis points is noted in the average yield.  Interest earned on the loan portfolio accounts for approximately 88.8% of total interest income for 2007 and 85.3% for 2006.  This increase is mostly attributable to an increase in interest rates through repricing of loans in the Company’s adjustable rate portfolio and the $11.8 million increase in the loan volume, which was more than offset by a decrease in volume of $19.7 million in the investment portfolio.  Also contributing to the increase in interest earned is the increase in overnight funds in the sweep accounts of $1.9 million together with an increase of 21 basis points in rate.  This increase in investable funds was a result of the implementation of deposit reclassification during the first quarter of 2007.  Deposit reclassification allows banks to reclassify certain balances of transactional accounts to non-transactional accounts for the purposes of calculating the daily non-interest bearing cash reserve balances required to be maintained by the Federal Reserve Bank.

     In comparison, the average volume of interest bearing liabilities for the first three months of 2007 decreased approximately $10.0 million over the 2006 comparison period, while the average rate paid on these accounts increased 68 basis points.  Interest paid on time deposits comprised 71.6% and 57.2%, respectively, of total interest expense for the 2007 and 2006 comparison periods.  The Company has offered various CD specials at competitive rates, most of which are short term, which has appealed to customers, resulting in a shift from the lower yielding deposit accounts to higher cost time deposits.  Year-to-date, the increase in the average rate paid on interest-bearing liabilities has exceeded the average yield earned on interest-earning assets, putting pressure on the Company’s net interest spread, which declined from 3.85% for the first three months of 2006 to 3.79% for the first three months of 2007.

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first three months of 2007 and 2006 resulting from volume changes in average assets and average liabilities and fluctuations in rates earned and paid.

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

INCOME EARNING ASSETS

Loans (2)	300,744	196,362	497,106
Taxable Investment Securities	25,847	(123,888)	(98,041)
Tax Exempt Investment Securities	43,105	(100,673)	(57,568)
Federal Funds Sold	(6,952)	0	(6,952)
Sweep Account	1,336	22,544	23,880
Other Investments	27,444	(19,930)	7,514
Total Interest Earnings	391,524	(25,585)	365,939

INTEREST BEARING LIABILITIES

Savings Deposits	23	(5,533)	(5,510)
NOW & Money Market Funds	90,934	(92,685)	(1,751)
Time Deposits	282,405	220,348	502,753
Other Borrowed Funds	28,273	(152,471)	(124,198)
Repurchase Agreements	18,576	(13,658)	4,918
Total Interest Expense	420,211	(43,999)	376,212

Changes in Net Interest Income	(28,687)	18,414	(10,273)

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

(2) Loans are stated before deduction of unearned discount and allowances for loan losses. The principal balances of non-accrual loans is included in calculation of the yield on loans, while the interest on these non-performing assets is excluded.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

     Non-interest income increased $33,722, or 5.04% for the first quarter of 2007 compared to the first quarter of 2006 from $669,624 to $703,346.  Income from assets held under the Company’s Supplemental Employee Retirement Plan (SERP), which is stock market driven, increased $32,756, as a result of the stock market activity during the first quarter of 2007, accounting for most of this increase.  Service fees increased $11,838, or by 3.79%, but was offset by a decrease in currency exchange income of $12,500, or 3.42%.  The value of the Canadian dollar continues to be more favorable than in past years, thereby generating less income for the conversion of these funds.

Index

     Non-interest expense increased $36,768, or by 1.18% for the first quarter of 2007 compared to 2006, more than offsetting the increase in non-interest income.  Salaries and wages decreased $33,356 or by 2.86%, due to higher accruals in 2006 compared to 2007, which was adjusted later in the year due to attrition and the consolidation of some positions.  Occupancy expense increased $34,244 or by 5.99%, due to an increase in depreciation expense and maintenance on buildings.  A new phone system was installed throughout all the branch offices, and is now up and running.  This equipment, along with an increase in IT equipment and software contributes to the increase in depreciation expense.  The increase in maintenance on buildings, which includes heating and snow removal, is attributable to the severe weather conditions experienced in the Northeast Kingdom this winter.  Employee benefits expense increased $15,431 or by 3.71% primarily due to increases in group insurance costs.  Other expenses increased $20,449 or by 2.13%, due to small increases in various expense items.

     Management monitors all components of other non-interest expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate.  This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     Provisions for income taxes decreased $3,060 for the first quarter of 2007 compared to the first quarter of 2006.  The decrease in provision versus an increase in income before taxes is attributable to an increase in low income housing tax credits.

CHANGES IN FINANCIAL CONDITION

     The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets as of the dates indicated:

ASSETS	March 31, 2007		December 31, 2006		March 31, 2006

Loans (gross)*	$ 267,004,732	78.82%	$ 269,296,026	76.55%	$ 259,817,241	74.39%
Available for Sale Securities	21,717,027	6.41%	22,612,207	6.43%	33,389,975	9.56%
Held to Maturity Securities	20,788,310	6.14%	21,069,866	5.99%	28,464,535	8.15%
*includes loans held for sale

LIABILITIES

Savings Deposits	$ 40,098,014	11.84%	$ 38,471,441	10.94%	$ 45,763,070	13.10%
Demand Deposits	46,801,261	13.82%	47,402,628	13.47%	45,250,947	12.96%
NOW & Money Market Funds	72,457,733	21.39%	81,402,928	23.14%	83,853,164	24.01%
Time Deposits	131,657,207	38.87%	133,711,197	38.01%	109,831,160	31.45%

     The Company's loan portfolio increased $7.2 million, or by 2.77%, from March 31, 2006 to March 31, 2007 due to strong loan activity within the residential loan portfolio during the balance of 2006.  The residential loan portfolio consists, not only of first lien mortgages, but also includes junior liens and home equity lines of credit.  During 2006, the latter two components were priced more aggressively, resulting in increases in both portfolios of approximately $6.5 million in total from year to year.  Loan activity during the first quarter of 2007 including in the residential loan portfolio, slowed down considerably, accounting for the decrease in gross loans of $2.3 million, or 0.85% compared to December 31, 2006.  Available-for sale investments decreased $11.7 million, or by 34.96% from March 31, 2006 to March 31, 2007, through maturities that were not only used to fund loan growth, but also pay off a portion of the short-term borrowings during the last quarter 2006.  Time deposits decreased $2.1 million, or by 1.54%, from December 31, 2006 to March 31, 2007, while an increase of $21.8 million, or 19.87%, is noted from March 31, 2006 to March 31, 2007.  Various rate competitive specials were offered during 2006 in an effort to increase this portfolio, which also accounted for a portion of the $5.7 million decrease year to year in savings deposits.  During 2006, the Company accessed wholesale funds through the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network.  At December 31, 2006 approximately $4.0 million were still outstanding, all of which were paid off at March 31, 2007.  NOW and money market funds decreased throughout the comparison period due to the loss of some substantial municipal deposits.  Municipal deposit products are priced very competitively throughout the Company’s servicing area, and do not carry as much loyalty as regular deposits, due to the nature of the funds.

Index

RISK MANAGEMENT

Interest Rate Risk and Asset and Liability Management - Management actively monitors and manages its interest rate risk exposure and attempts to structure the balance sheet to maximize net interest income while controlling its exposure to interest rate risk.  The Company's Asset/Liability Management Committee (ALCO) formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, and various business strategies.  The ALCO meets monthly to review financial statements, liquidity levels, yields and spreads to better understand, measure, monitor and control the Company’s interest rate risk.  In the ALCO process, the committee members apply policy limits set forth in the Asset Liability, Liquidity and Investment policies approved by the Company’s Board of Directors.  The ALCO's methods for evaluating interest rate risk include an analysis of the effects of interest rate changes on net interest income and an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the entire balance sheet.

     Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s interest sensitive assets and liabilities also change, thereby impacting net interest income (NII), the primary component of the Company’s earnings.  Fluctuations in interest rates can also have an impact on liquidity.  The ALCO uses an outside consultant to perform quarterly rate shock simulations to the Company's net interest income, as well as a variety of other analyses.  It is the ALCO’s function to provide the assumptions used in the modeling process.  The ALCO utilizes the results of this simulation model to quantify the estimated exposure of NII and liquidity to sustained interest rate changes.  The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company’s balance sheet.  Furthermore, the model simulates the balance sheet’s sensitivity to a prolonged flat rate environment. All rate scenarios are simulated assuming a parallel shift of the yield curve; however further simulations are performed utilizing a flattening yield curve as well. This sensitivity analysis is compared to the ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) shift upward and a 100 bp shift downward in interest rates.  The analysis also provides a summary of the Company's liquidity position. Furthermore, the analysis provides testing of the assumptions used in previous simulation models by comparing the projected NII with actual NII.  The asset/liability simulation model provides management with an important tool for making sound economic decisions regarding the balance sheet.

     While assumptions are developed based upon current economic and local market conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions including how or when customer preferences or competitor influences might change.

Credit Risk - A primary concern of management is to reduce the exposure to credit loss within the loan portfolio. Management follows established underwriting guidelines, and any exceptions to the policy must be approved by a loan officer with higher authority than the loan officer originating the loan.  The adequacy of the loan loss coverage is reviewed quarterly by the risk management committee of the Board of Directors.  This committee meets to discuss, among other matters, potential exposures, historical loss experience, and overall economic conditions.  Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency.  A variety of loans are reviewed periodically by an independent firm in order to help assure accuracy of the Company's internal risk ratings and compliance with various internal policies and procedures, as well as those set by the regulatory authorities.  The Company also employs a Credit Administration Officer whose duties include monitoring and reporting on the status of the loan portfolio including delinquent and non-performing loans. Credit risk may also arise from geographic concentration of loans.  While the Company’s loan portfolio is derived primarily from its primary market area in northeast Vermont, geographic concentration is partially mitigated by the continued growth of the Company’s loan portfolio in central Vermont, its newest market area.

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	March 31, 2007		December 31, 2006
	Total Loans	% of Total	Total Loans	% of Total
Real Estate Loans
Construction & Land Development	$12,065,174	4.52%	$11,889,203	4.41%
Farm Land	4,771,562	1.78%	3,217,107	1.19%
1-4 Family Residential	140,599,774	52.66%	143,228,599	53.19%
Home Equity Lines	13,961,933	5.23%	13,778,692	5.12%
Commercial Real Estate	52,882,786	19.81%	54,236,037	20.14%
Loans to Finance Agricultural Production	246,778	0.09%	224,257	0.08%
Commercial & Industrial	22,540,703	8.44%	21,992,790	8.17%
Consumer Loans	19,760,501	7.40%	20,588,227	7.65%
All Other Loans	175,521	0.07%	141,114	0.05%
Gross Loans	267,004,732	100%	269,296,026	100%
Less:
Allowance for Loan Losses	(2,295,985)	-0.86%	(2,267,821)	-0.84%
Deferred Loan Fees	(585,079)	-0.22%	(632,105)	-0.24%
Net Loans	$264,123,668	98.92%	$266,396,100	98.92%

Allowance for loan losses and provisions - The Company maintains an allowance for loan losses at a level that management believes is adequate to absorb losses inherent in the loan portfolio (See “Critical Accounting Policies”). As of March 31, 2007, the Company maintained a residential loan portfolio (including home equity lines of credit) of $154.6 million, compared to $157.0 million at December 31, 2006, accounting for 57.9% and 58.3%, respectively, of the total loan portfolio.  The commercial real estate portfolio (including construction, land development and farmland loans) totaled $69.6 million and $69.3 million, respectively, at March 31, 2007 and December 31, 2006, comprising 26.1% and 25.7%, respectively, of the total loan portfolio.  The Company's commercial loan portfolio includes loans that carry guarantees from government programs, thereby mitigating the Company's credit risk on such loans.  At March 31, 2007, the Company had $17.8 million in loans under various government loan guarantee programs, with the guaranteed portion totaling $12.5 million, compared to $18.4 million in loans carrying a guaranteed total of $13.1 million at December 31, 2006.  The volume of residential and commercial loans secured by real estate, together with the low historical loan loss experience in these portfolios, and highly skilled and diligent loan underwriting and credit administration staffs, helps to support the Company's estimate for loan loss coverage.

The following table summarizes the Company's loan loss experience for the three months ended March 31,

	2007	2006
Loans Outstanding End of Period	$267,004,732	$259,817,241
Average Loans Outstanding During Period	$268,765,407	$256,932,478

Loan Loss Reserve, Beginning of Period	$2,267,821	$2,189,187
Loans Charged Off:
Residential Real Estate	0	0
Commercial Real Estate	0	0
Commercial Loans not Secured by Real Estate	0	13,266
Consumer Loans	19,985	15,047
Total Loans Charged Off	19,985	28,313
Recoveries:
Residential Real Estate	0	300
Commercial Real Estate	0	0
Commercial Loans not Secured by Real Estate	0	316
Consumer Loans	10,649	21,729
Total Recoveries	10,649	22,345
Net Loans Charged Off	9,336	5,968
Provision Charged to Income	37,500	37,500
Loan Loss Reserve, End of Period	$2,295,985	$2,220,719

Net Charge Offs to Average Loans Outstanding	.003%	.002%

Index

Non-performing assets for the comparison periods were as follows:

	March 31, 2007		December 31, 2006

	Balance	Percent of Total	Balance	Percent of Total

Non-Accruing loans	$1,320,118	93.12%	$720,587	77.78%
Loans past due 90 days or more and still accruing	97,526	6.88%	205,801	22.22%
Total	$1,417,644	100.00%	$926,388	100.00%

     Specific allocations are made in the allowance for loan losses in situations management believes may represent a greater risk for loss.  In addition, a portion of the allowance (termed "unallocated") is established to absorb inherent losses that probably exist as of the valuation date although not identified through management's objective processes for estimated credit losses.  A quarterly review of various qualitative factors, including levels of, and trends in, delinquencies and non-accruals and national and local economic trends and conditions, helps to ensure that areas with potential risk are noted and coverage increased or decreased to reflect the trends in delinquencies and non-accruals.  Due in part to local economic conditions, the Company increased this section of qualitative factors during the first quarter of 2007, to allocate portions of the allowance to this area.  Residential mortgage loans make up the largest part of the loan portfolio and have the lowest historical loss ratio, helping to alleviate the overall risk.  While the allowance is described as consisting of separate allocated portions, the entire allowance is available to support loan losses, regardless of category.

Market Risk - In addition to credit risk in the Company’s loan portfolio and liquidity risk, the Company’s business activities also generate market risk.  Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices.  The Company does not have any market risk sensitive instruments acquired for trading purposes.  The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, and deposit taking activities.  Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to loan prepayment risks, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product.  As discussed above under "Interest Rate Risk and Asset and Liability Management", the Company actively monitors and manages its interest rate risk through the ALCO process.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.   Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.  During the first three months of 2007, the Company has not engaged in any activity that has created any additional types of off-balance-sheet risk.

     The Company generally requires collateral or other security to support financial instruments with credit risk.  The Company's financial instruments or commitments whose contract amount represents credit risk as of March 31, 2007 are as follows:

Contract or
Notional Amount

Unused portions construction lines of credit	$4,261,873
Unused portions of home equity lines of credit	10,946,265
Other commitments to extend credit	12,952,629
Unused portions of credit card lines	9,068,572
Standby letters of credit and commercial letters of credit	99,200
MPF credit enhancement obligation, net of liability recorded	1,161,227

     Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Index

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table presents, as of March 31, 2007, significant fixed and determinable contractual obligations to third parties, by payment date:

	Less than	2-3	4-5	More than
	1 year	years	years	5 years	Total

Operating Leases	$144,016	$292,029	$207,923	$315,155	$959,123
Housing Limited Partnerships	42,800	0	0	0	42,800
FHLB Borrowings	30,000	0	0	10,000	40,000
Total	$216,816	$292,029	$207,923	$325,155	$1,041,923

LIQUIDITY AND CAPITAL RESOURCES

     Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings.  Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities.  Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process.  The Company’s principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities, sales of loans available for sale, and earnings and funds provided from operations.  Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to roll over risk on deposits and limits reliance on volatile short-term borrowed funds.  Short-term funding needs arise from declines in deposits or other funding sources and funding of loan commitments.  The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds.  When loan demand out paces deposit growth, it is necessary for the Company to use alternative funding sources, such as investment portfolio maturities and short-term borrowings, to meet these funding needs.

     In past years, while depositors were waiting for improved performance in stock-market based investments, banks were flush with deposits, creating excess liquidity.  This liquidity was put to good use while loan demand was high.  As depositors gained confidence in the markets, deposit growth has become stagnate, while loan demand has remained steady.  Funding for loan growth has been augmented with short-term borrowings and cash flows from maturing investments.

     The Company has taken the approach of offering deposit specials at competitive rates, in varying terms that fit within the balance sheet mix.  The strategy of offering specials is meant to provide a means to retain deposits while not having to reprice the entire deposit portfolio.

     During the first three months of 2007, the Company's available-for-sale investment portfolio decreased with maturities totaling $1.0 million, the held-to-maturity investment portfolio decreased $281,556 and the loan portfolio decreased $2.3 million.  On the liability side, NOW and money market accounts decreased $8.9 million, time deposits decreased $2.1 million, while savings deposits increased $1.6 million.

     As a member of the Federal Home Loan Bank of Boston (FHLBB), the Company has access to pre-approved lines of credit.  The Company has a $1.0 million unsecured Federal Funds line with an available balance of the same at March 31, 2007.  Interest is chargeable at a rate determined daily approximately 25 basis points higher than the rate paid on federal funds sold.  Additional borrowing capacity of approximately $82.9 million through the FHLBB is secured by the Company's qualifying loan portfolio.

     As of March 31, 2007, the Company had total advances of $40,000 against the $82.9 million consisting of the following:

	Annual		Principal
Purchase Date	Rate	Maturity Date	Balance

November 16, 1992	7.57%	November 16, 2007	$30,000
November 16, 1992	7.67%	November 16, 2012	10,000
Total Long-term Advances			$40,000

Index

     Under a separate agreement with FHLBB, the Company has the authority to collateralize public unit deposits, up to its FHLBB borrowing capacity ($82.9 million less outstanding advances noted above) with letters of credit issued by the FHLBB.  At March 31, 2007, approximately $59.2 million was pledged under this agreement, as collateral for these deposits.  Interest is charged to the Company quarterly based on the average daily balance for the quarter at an annual rate of 20 basis points.  The average daily balance for the first quarter of 2007 was approximately $21.1 million.

     Other alternative sources of funding come from unsecured Federal Funds lines with two other correspondent banks that total $7.5 million.  There were no balances outstanding on either line at March 31, 2007.

     In the first quarter of 2007, the Company declared a cash dividend of $0.17 per share, payable in the second quarter of 2007, requiring an accrual of $702,136 at March 31, 2007.

The following table illustrates the changes in shareholders' equity from December 31, 2006 to March 31, 2007:

Balance at December 31, 2006 (book value $7.44 per share)	$30,730,811
Net income	675,256
Issuance of stock through the Dividend Reinvestment Plan	207,680
Total dividends declared	(702,136)
Unrealized holding gain arising during the period on available-for-sale securities, net of tax	72,458
Balance at March 31, 2007 (book value $7.47 per share)	$30,984,069

     At March 31, 2007, the Company reported that of the 405,000 shares authorized for the stock buyback plan, 178,890 shares have been purchased, leaving 226,110 shares available for repurchase.  The repurchase price paid for these shares ranged from $9.75 per share in May of 2000 to $16.50 per share paid in September of 2005.  During the first three months of 2007, the Company did not repurchase any shares pursuant to the buyback authority.  The last purchase was December 23, 2005 in which 4,938 shares were repurchased at a price of $16.00 per share. For additional information on stock repurchases by the Company and affiliated purchasers (as defined in SEC Rule 10b-18) refer to Part II, Item 2 of this Report.

     The primary source of funds for the Company's payment of dividends to its shareholders is dividends paid to the Company by the Bank.  The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency ("OCC").  Under such restrictions, the Bank may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years.

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

     Regulators have also established minimum capital ratio guidelines for FDIC-insured banks under the prompt corrective action provisions of the Federal Deposit Insurance Act, as amended.  These minimums are risk-based capital ratio of 10.0% and Tier 1 capital ratio of 6.0%.  As of March 31, 2007, the Company’s Subsidiary was deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Subsidiary's classification.

The risk based ratios of the Company and its subsidiary as of March 31, 2007 and December 31, 2006 exceeded regulatory guidelines and are presented in the table below.

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2007:
Total capital (to risk-weighted assets)
Consolidated	$33,478	14.28%	$18,755	8.0%	N/A	N/A
Bank	$33,798	14.42%	$18,753	8.0%	$23,442	10.0%
Tier I capital (to risk-weighted assets)
Consolidated	$31,182	13.30%	$ 9,378	4.0%	N/A	N/A
Bank	$31,502	13.44%	$ 9,377	4.0%	$14,065	6.0%
Tier I capital (to average assets)
Consolidated	$31,182	9.15%	$13,624	4.0%	N/A	N/A
Bank	$31,502	9.25%	$13,624	4.0%	$17,030	5.0%
As of December 31, 2006:
Total capital (to risk-weighted assets)
Consolidated	$33,270	14.10%	$18,879	8.0%	N/A	N/A
Bank	$33,047	14.01%	$18,872	8.0%	$23,590	10.0%
Tier I capital (to risk-weighted assets)
Consolidated	$31,002	13.14%	$ 9,439	4.0%	N/A	N/A
Bank	$30,779	13.05%	$ 9,436	4.0%	$14,154	6.0%
Tier I capital (to average assets)
Consolidated	$31,002	8.59%	$14,434	4.0%	N/A	N/A
Bank	$30,779	8.53%	$14,430	4.0%	$18,038	5.0%

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's management of the credit, liquidity and market risk inherent in its business operations is discussed in Part 1, Item 2 of this report under the caption "RISK MANAGEMENT", which is incorporated herein by reference.  Management does not believe that there have been any material changes in the nature or categories of the Company's risk exposures from those disclosed in the Company’s 2006 annual report on form 10-K.

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

There were no changes during the Company’s first fiscal quarter in the Company’s internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     The Company and/or its Subsidiary are subject to various claims and legal actions that have arisen in the normal course of business.  Management does not expect that the ultimate disposition of these matters, individually or in the aggregate, will have a material adverse impact on the Company’s financial statements.

Index

ITEM 1A. Risk Factors

     There has been no material change in the Company's risk factors described in its Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. Unregistered Sales of Securities and Use of Proceeds

The following table provides information as to purchases of the Company’s common stock during the first quarter ended March 31, 2007, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
For the period:	Shares Purchased(1)(2)	Paid Per Share	Announced Plan(3)	End of the Period

January 1 - January 31	3,057	$13.35	0	226,110
February 1 - February 28	5,856	$13.48	0	226,110
March 1 - March 31	3,375	$13.66	0	226,110
Total	12,288	$13.49	0	226,110

(1)  All 12,288 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through Community Financial Services Group, LLC (“CFSG”), which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.  All purchases by the Plan were made in the open market in brokerage transactions and reported on the OTC Bulletin Board©.

(2)  Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's Dividend Reinvestment Plan.

(3)  The Company’s Board of Directors in April, 2000 initially authorized the repurchase from time to time of up to 205,000 shares of the Company’s common stock in open market and privately negotiated transactions, in management’s discretion and as market conditions may warrant.  The Board extended this authorization on October 15, 2002 to repurchase an additional 200,000 shares, with an aggregate limit for such repurchases under both authorizations of $3.5 million.  The approval did not specify a termination date.

ITEM 6. Exhibits

Exhibit 31.1 - Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Chief Financial Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Act of 1934.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behald by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: May 8, 2007	By: /s/ Richard C. White
Richard C. White, Chairman &
Chief Executive Officer

DATED: May 8, 2007	By: /s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Operating Officer
(Chief Financial Officer)