Form 10-Q
period 2007-06-30
COMMUNITY BANCORP /VT
filed 2007-08-10
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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
YES (  )     NO(X)

At August 10, 2007, there were 4,160,520 shares outstanding of the Corporation's common stock.  Does not include shares issuable on August 15, 2007 in payment of a 5% stock dividend to shareholders of record on July 15, 2007.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Balance Sheets	June 30	December 31	June 30
	2007	2006	2006
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$8,158,825	$11,292,831	$7,530,188
Federal funds sold and overnight deposits	988,579	8,173,779	5,279
Total cash and cash equivalents	9,147,404	19,466,610	7,535,467
Securities held-to-maturity (fair value $19,475,000 at 06/30/07,
$21,301,000 at 12/31/06, and $13,554,000 at 06/30/06)	19,259,981	21,069,866	13,574,007
Securities available-for-sale	21,691,772	22,612,207	31,240,498
Restricted equity securities, at cost	2,450,150	2,828,250	2,940,450
Loans held-for-sale	1,356,904	566,300	901,132
Loans	263,487,493	268,729,726	263,838,225
Allowance for loan losses	(2,308,904)	(2,267,821)	(2,238,870)
Unearned net loan fees	(533,475)	(632,105)	(677,077)
Net loans	260,645,114	265,829,800	260,922,278
Bank premises and equipment, net	12,296,028	12,334,024	11,751,840
Accrued interest receivable	1,729,649	1,667,135	1,542,044
Other assets	5,728,931	5,440,350	5,588,945
Total assets	$334,305,933	$351,814,542	$335,996,661

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$48,449,376	$47,402,628	$47,932,083
NOW and money market accounts	60,392,387	81,402,928	56,375,837
Savings	39,503,360	38,471,441	45,327,841
Time deposits, $100,000 and over	34,498,571	33,835,057	28,775,085
Other time deposits	97,663,638	99,876,140	92,275,756
Total deposits	280,507,332	300,988,194	270,686,602
Federal funds purchased and other borrowed funds	7,040,000	40,000	17,563,000
Repurchase agreements	13,046,280	17,083,946	14,917,551
Accrued interest and other liabilities	2,393,558	2,971,591	3,267,097
Total liabilities	302,987,170	321,083,731	306,434,250

Shareholders' Equity
Common stock - $2.50 par value; 10,000,000 shares authorized at
6/30/07 and 6,000,000 at 12/31/06 and 06/30/06; and 4,577,426
shares issued at 06/30/07, 4,339,619 shares issued at
12/31/06, and 4,307,911 shares issued at 06/30/06	11,443,565	10,849,048	10,769,778
Preferred stock, 1,000,000 shares authorized, no shares
issued and outstanding	0	0	0
Additional paid-in capital	24,616,232	22,006,492	21,684,056
Retained earnings (accumulated deficit)	(1,914,073)	760,667	279,788
Accumulated other comprehensive loss	(212,229)	(270,664)	(556,479)
Less: treasury stock, at cost; 209,510 shares	(2,614,732)	(2,614,732)	(2,614,732)
Total shareholders' equity	31,318,763	30,730,811	29,562,411
Total liabilities and shareholders' equity	$334,305,933	$351,814,542	$335,996,661

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
For The Second Quarter Ended June 30,	2007	2006

Interest income
Interest and fees on loans	$4,864,619	$4,592,785
Interest on debt securities
Taxable	207,474	281,388
Tax-exempt	225,251	262,147
Dividends	39,084	41,976
Interest on federal funds sold and overnight deposits	25,583	9,845
Total interest income	5,362,011	5,188,141

Interest expense
Interest on deposits	1,913,244	1,575,898
Interest on federal funds purchased and other borrowed funds	19,645	188,415
Interest on repurchase agreements	79,564	83,106
Total interest expense	2,012,453	1,847,419

Net interest income	3,349,558	3,340,722
Provision for loan losses	37,500	37,500
Net interest income after provision	3,312,058	3,303,222

Non-interest income
Service fees	357,449	324,160
Other income	537,033	514,233
Total non-interest income	894,482	838,393

Non-interest expense
Salaries and wages	1,121,813	1,167,483
Employee benefits	440,804	422,396
Occupancy expenses, net	631,591	557,074
Other expenses	961,463	973,271
Total non-interest expense	3,155,671	3,120,224

Income before income taxes	1,050,869	1,021,391
Applicable income taxes	192,986	189,291
Net Income	$857,883	$832,100

Earnings per share	$0.20	$0.19
Weighted average number of common shares
used in computing earnings per share	4,357,462	4,293,714
Dividends declared per share	$0.17	$0.16
Book value per share on shares outstanding at June 30,	$7.17	$6.87

All share and per share data for prior periods restated to reflect a 5% stock dividend declared in June 2007.
The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
For the Six Months Ended June 30,	2007	2006

Interest income
Interest and fees on loans	$9,627,815	$8,858,875
Interest on debt securities
Taxable	415,244	587,199
Tax-exempt	432,041	506,932
Dividends	89,041	84,419
Interest on federal funds sold and overnight deposits	57,828	25,162
Total interest income	10,621,969	10,062,587

Interest expense
Interest on deposits	3,816,599	2,983,762
Interest on federal funds purchased and other borrowed funds	27,359	320,326
Interest on repurchase agreements	161,684	160,308
Total interest expense	4,005,642	3,464,396

Net interest income	6,616,327	6,598,191
Provision for loan losses	75,000	75,000
Net interest income after provision	6,541,327	6,523,191

Non-interest income
Service fees	681,472	636,345
Other income	916,356	871,672
Total non-interest income	1,597,828	1,508,017

Non-interest expense
Salaries and wages	2,252,987	2,332,013
Employee benefits	872,403	838,564
Occupancy expenses, net	1,237,733	1,128,972
Other expenses	1,942,542	1,933,901
Total non-interest expense	6,305,665	6,233,450

Income before income taxes	1,833,490	1,797,758
Applicable income taxes	300,351	299,716
Net Income	$1,533,139	$1,498,042

Earnings per share	$0.35	$0.35
Weighted average number of common shares
used in computing earnings per share	4,349,888	4,286,568
Dividends declared per share	$0.33	$0.32
Book value per share on shares outstanding at June 30,	$7.17	$6.87

All share and per share data for prior periods restated to reflect a 5% stock dividend declared in June 2007.
The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
(Unaudited)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,	2007	2006

Cash Flow from Operating Activities:
Net Income	$1,533,139	$1,498,042
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	473,372	436,667
Provision for loan losses	75,000	75,000
Deferred income taxes	(25,409)	(33,037)
Net gain on sale of loans	(142,716)	(145,375)
Loss (gain) on sale or disposal of fixed assets	7,981	(818)
Gain on investment in Trust LLC	(71,597)	(43,152)
Amortization of bond premium, net	8,974	55,806
Proceeds from sales of loans held for sale	14,034,684	12,749,893
Originations of loans held for sale	(14,682,572)	(11,919,068)
(Decrease) increase in taxes payable	(174,240)	207,752
(Increase) decrease in interest receivable	(62,514)	247,207
Increase in mortgage servicing rights	(42,176)	(52,928)
Increase in other assets	(137,342)	(177,785)
Amortization of limited partnerships	195,030	169,512
Decrease in unamortized loan fees	(98,630)	(7,029)
(Decrease) increase in interest payable	(69,813)	46,208
Decrease in accrued expenses	(169,169)	(1,574)
Increase in other liabilities	92,365	19,590
Net cash provided by operating activities	744,367	3,124,911

Cash Flows from Investing Activities:
Investments - held to maturity
Maturities and paydowns	8,976,074	24,642,439
Purchases	(7,166,190)	(9,824,781)
Investments - available for sale
Sales and maturities	1,000,000	6,000,000
Purchases	0	(1,000,000)
Proceeds from sale of restricted equity securities	378,100	311,700
Decrease in limited partnership contributions payable	(236,094)	(94)
Investments in limited partnership	(264,800)	0
Decrease (increase) in loans, net	5,169,665	(13,273,046)
Capital expenditures, net	(443,357)	(570,571)
Recoveries of loans charged off	38,651	32,459
Net cash provided by investing activities	7,452,049	6,318,106

Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market and savings accounts	(18,931,874)	(41,573,609)
Net (decrease) increase in time deposits	(1,548,988)	17,947,800
Net decrease in repurchase agreements	(4,037,666)	(2,429,589)
Net increase in short-term borrowings	7,000,000	5,523,000
Advances on long-term borrowings	0	5,000,000
Repayments of long-term borrowings	0	(3,000,000)
Payments to acquire treasury stock	0	(11)
Dividends paid	(997,094)	(950,080)
Net cash used in financing activities	(18,515,622)	(19,482,489)

Net decrease in cash and cash equivalents	(10,319,206)	(10,039,472)
Cash and cash equivalents:
Beginning	19,466,610	17,574,939
Ending	$9,147,404	$7,535,467

Supplemental Schedule of Cash Paid During the Period
Interest	$4,075,455	$3,418,188
Income taxes	$500,000	$125,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized loss on securities available-for-sale	$88,538	$(158,122)

Dividends Paid
Dividends declared	$1,406,798	$1,384,237
Increase in dividends payable attributable to dividends declared	(6,528)	(4,513)
Dividends reinvested	(403,176)	(429,644)
	$997,094	$950,080

Stock Dividends	$2,801,082	$0

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

NOTE 2.  5% STOCK DIVIDEND

In June 2007, the Company declared a 5% stock dividend payable August 15, 2007 to shareholders of record as of July 15, 2007.  As a result of this stock dividend, all per share data and weighted average number of shares for prior periods have been restated.  An accrual of $2,801,082, which is booked entirely through Shareholders’ Equity, was also required for the stock dividend, resulting in a shift from Retained Earnings to Accumulated Deficit as indicated on the Balance Sheet.

NOTE 3.  RECENT ACCOUNTING DEVELOPMENTS

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets-an Amendment to FASB Statement No. 140”. SFAS No. 156 requires mortgage servicing rights associated with loans originated and sold, where servicing is retained, to be initially capitalized at fair value and subsequently accounted for using the “fair value method” or the “amortization method”. The Company is using the amortization method for subsequent reporting. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. The Company implemented changes to its valuation analysis, with the assistance of a specialized valuation consulting firm, during the first quarter of 2007.  The model used to value the mortgage servicing rights utilizes prepayment assumptions based on the Bond Market Association prepayment survey.  The discount rate applied is at the lower end of the observed industry range.  Other assumptions include delinquency rates, servicing cost inflation, and annual unit loan cost.  All assumptions are adjusted periodically to reflect current circumstances.  SFAS No. 156 was effective January 1, 2007. Implementation of SFAS No. 156 did not have a material effect on the financial statements of the Company.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 contains provisions to apply the fair value option to existing eligible financial instruments at the date of adoption. This statement is effective as of the beginning of an entity’s first fiscal year after November 15, 2007, with provisions for early adoption.  The Company did not apply the fair value option to any financial instruments; therefore SFAS No. 159 has not had any impact on the financial statements .

NOTE 4. INCOME TAXES

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

The Company’s income tax returns for the years ended December 31, 2003, 2004, 2005 and 2006 are open to audit under the statute of limitations by the Internal Revenue Service.  The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its provision for income taxes. The Company has no penalties and interest recorded for the six month periods ended June 30, 2007 and 2006.

NOTE 5.  EARNINGS PER SHARE

Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period (retroactively adjusted for stock splits and stock dividends) and reduced for shares held in Treasury.

NOTE 6.  COMPREHENSIVE INCOME

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

The Company's total comprehensive income for the comparison periods is calculated as follows:

For the second quarter ended June 30,	2007	2006

Net income	$857,883	$832,100
Other comprehensive loss, net of tax:
Unrealized holding losses on available-for-sale
securities arising during the period	(21,248)	(121,444)
Tax effect	7,224	41,291
Other comprehensive loss, net of tax	(14,024)	(80,153)
Total comprehensive income	$843,859	$751,947

For the six months ended June 30,	2007	2006

Net income	$1,533,139	$1,498,042
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale
securities arising during the period	88,538	(158,122)
Tax effect	(30,103)	53,761
Other comprehensive income (loss), net of tax	58,435	(104,361)
Total comprehensive income	$1,591,574	$1,393,681

NOTE 7.  SUBSEQUENT EVENT

On August 1, 2007, the Company entered into an agreement to acquire LyndonBank, a Vermont-chartered commercial bank headquartered in Lyndonville, Vermont (“LyndonBank”) for approximately $26.7 million in cash.  As of June 30, 2007, LyndonBank had approximately $159.6 million in total assets, $124.8 million in deposits and $109.8 million in net loans.  Under the terms of the agreement, LyndonBank will be merged into the Company’s wholly-owned subsidiary, Community National Bank, with each of the 1,058,131.6 shares of LyndonBank’s outstanding common stock converted into the right to receive a cash payment of $25.25.  The Boards of Directors of the Company, Community National Bank and LyndonBank have each approved the agreement.

It is expected that the cash to be paid in the transaction will be financed in part at the time of the merger through the issuance by the Company of up to $15 million in principal amount of trust preferred securities.

The proposed acquisition of LyndonBank is subject to the approval of the LyndonBank shareholders, as well as to receipt of all required regulatory approvals and satisfaction of other customary conditions.  The transaction is expected to close at or near the end of calendar year 2007.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended June 30, 2007

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

OVERVIEW

     Total assets at June 30, 2007 were $334.3 million compared to $351.8 million at December 31, 2006 and $336.0 at June 30, 2006.  The Company typically experiences a significant decline in assets on June 30 and is mostly due to municipal loans that mature and are not replaced until after the start of the third quarter.  The decline in municipal loans was not as significant this year as only $6.8 million matured before June 30, 2007.   Gross loans also decreased from year end by $5.2 million, but remained level with last year at this time.   During the first six months of 2007, cash flow from loans and maturing securities in the available for sale portfolio, and the decrease in fed funds sold, were used to pay off brokered deposits; these funds also helped to offset deposit runoff during the first half of the year.  The reallocation of these earning assets has resulted in a smaller balance sheet.  A smaller asset base combined with overall higher yields on earning assets has resulted in an increase in net interest income to average earning assets.

     Net income for the second quarter of 2007 increased $25,783 or 3% over the second quarter of 2006.  This increase resulted in earnings per share of $0.20 for the second quarter of 2007 compared to earnings per share of $0.19 for the same period last year.  Net interest income, after the provision for loan losses, was $3.31 million for the second quarter of 2007, compared to $3.30 million for the second quarter of 2006.  Long-term interest rates have increased somewhat from a year ago creating a slight positive slope in the yield curve.  Loans tied to long-term rates have started repricing to higher rates, offsetting increases in funding costs, and resulting in a slight increase in net interest income.  Non-interest income, which is derived primarily from charges and fees on deposit and loans products, was $894,482 for the second quarter of 2007 compared to $838,393 for the second quarter of 2007 while non-interest expense was $3.16 million and $3.12 million for the same comparison periods, an increase of 1.14%.

     The Company continues its efforts to comply with the Sarbanes Oxley, Section 404 deadline.  In June, the Company hired a third party to assist the staff in the documentation and testing of the Company’s internal controls and procedures.  The cost of this engagement will be approximately $100 thousand; one half of this cost is reflected in the second quarter non-interest expenses.  The remainder of the contract will be paid throughout the remainder of the year.

     Loan demand was slow for the first six months of 2007, and commercial activity continues to be weak, however real estate loan applications are now close to the same level as 2006.  A decrease in deposits is normal for the Company during the first half of the year, mostly due to municipal activity.  Competitive pricing for municipal business has made it challenging for the Company to acquire new municipal loans and deposits.

     The following pages describe our second quarter financial results in much more detail. Please take the time to read them to more fully understand the six months ended June 30, 2007 in relation to the 2006 comparison periods.  The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes included in this report and with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.  This report includes forward-looking statements within the meaning of the Securities and Exchange Act of 1934 (the "Exchange Act").

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

RESULTS OF OPERATIONS

     The Company’s net income for the second quarter of 2007 was $857,883, representing an increase of $25,783, or 3.1% over net income of $832,100 for the second quarter of 2006. This resulted in earnings per share of $0.20 and $0.19, respectively, for the second quarter of 2007 and 2006.  Core earnings (net interest income) for the second quarter of 2007 increased slightly by $8,836, or 0.27% over the second quarter of 2006.  Interest income on loans, the major component of interest income, increased $271,834, or 5.9%, while interest income on investments decreased 110,810, or 20.4% in total. Interest expense on deposits, the major component of interest expense, increased $337,346, or 21.4%, between periods but was partially offset by a decrease of $168,770, or 89.6% in interest expense on federal funds purchased and other borrowed funds.

     Net income for the first six months of 2007 was $1.53 million, representing an increase of $35,097 or 2.3% over net income of $1.50 million for the first six months of 2006. Core earnings for the first six months increased slightly by $18,136 or 0.3% from $6.60 million at June 30, 2006 to $6.62 million as of June 30, 2007. Interest income on loans increased $768,940, or 8.7%, while investment income decreased $246,846 or 22.6% between periods. Interest expense on deposits increased by $832,837, or by 27.9%, but was partially offset by a decrease of $292,967, or 91.5%, in interest expense on federal funds purchased and other borrowed funds.  The Company’s volume of overnight deposits was higher in both the second quarter and first six months of 2007 compared to the same periods of 2006 contributing to the increase in core earnings.

     Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.  ROA and ROE were higher in the second quarter comparison periods compared to the six month periods, but were comparable year to year.  The following table shows these ratios annualized for the comparison periods.

For the second quarter ended June 30,	2007	2006

Return on Average Assets	.96%	.96%
Return on Average Equity	11.50%	11.38%

For the six months ended June 30,	2007	2006

Return on Average Assets	.87%	.87%
Return on Average Equity	10.36%	10.32%

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

     Tax-exempt income is derived from our municipal investments.  Although the balance sheets indicate an increase of $5.7 million from year to year, the average volume has decreased approximately $6.6 million from year to year, resulting in a decrease of $113,471 in interest income, and a related reduction of $38,580 in the tax effect of exempt interest income between periods.  The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the six-month comparison periods of 2007 and 2006:

For the six months ended June 30,	2007	2006

Net interest income as presented	$6,616,327	$6,598,191
Effect of tax-exempt income	222,567	261,147
Net interest income, tax equivalent	$6,838,894	$6,859,338

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

	For the Six Months Ended:
		2007			2006
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS

Loans (gross)	$267,568,784	$9,627,815	7.26%	$260,932,362	$8,858,875	6.85%
Taxable Investment Securities	21,742,734	415,244	3.85%	33,285,623	587,199	3.56%
Tax Exempt Investment Securities	21,536,974	654,608	6.13%	28,095,879	768,079	5.51%
Federal Funds Sold	0	0	0.00%	497,127	9,648	3.91%
Sweep Accounts	2,162,989	57,828	5.39%	683,265	15,514	4.58%
Other Investments	2,330,747	89,041	7.70%	3,241,563	84,419	5.25%
TOTAL	$315,342,228	$10,844,536	6.93%	$326,735,819	$10,323,734	6.37%

INTEREST BEARING LIABILITIES

Savings Deposits	$39,250,471	$67,861	0.35%	$45,780,275	$79,223	0.35%
NOW & Money Market Funds	73,693,482	917,499	2.51%	85,791,004	846,202	1.99%
Time Deposits	131,342,262	2,831,239	4.35%	112,251,551	2,058,337	3.70%
Federal Funds Purchased and
Other Borrowed Funds	974,403	27,359	5.66%	13,062,719	320,326	4.95%
Repurchase Agreements	14,811,398	161,684	2.20%	16,558,572	160,308	1.95%
TOTAL	$260,072,016	$4,005,642	3.11%	$273,444,121	$3,464,396	2.55%

Net Interest Income		$6,838,894			$6,859,338
Net Interest Spread(1)			3.82%			3.82%
Interest Margin(2)			4.37%			4.23%

 (1)  Net interest spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
(2)  Interest margin is net interest income divided by average earning assets.

     The average volume of earning assets for the first six months of 2007 decreased $11.4 million, or 3.5% compared to the same period of 2006, while average yield increased 56 basis points.  A decrease in volume of $19.0 million in the investment portfolio contributed to the decrease in average volume.  Interest earned on the loan portfolio comprised approximately 88.8% of total interest income for the first six months of 2007 and 85.8% for the 2006 comparison period.  This increase is mostly attributable to an increase in interest rates through repricing of loans in the Company’s adjustable rate portfolio and the $6.6 million increase in average loan volume.   Also contributing to the increase in interest earned is the increase in the average volume of overnight funds in the sweep accounts of $1.5 million, together with an increase of 81 basis points in rate.  During 2007, the rate earned on the Company’s sweep accounts has generally been more favorable than the overnight Federal Funds Sold, accounting for the zero balance in that category in 2007.  The implementation of deposit reclassification during the first quarter of 2007 has also contributed to the increase in overnight investable funds.  Deposit reclassification allows banks to reclassify certain types of deposit account balances to non-transactional accounts for the purposes of calculating the daily non-interest bearing cash reserve balances the Company is required to maintain at the Federal Reserve Bank.  These increases in average volume were more than offset by the decrease of $19.0 million in average volume in the investment portfolio.

     In comparison, the average volume of interest bearing liabilities for the first six months of 2007 decreased approximately $13.4 million, or 4.9% over the 2006 comparison period, while the average rate paid on these accounts increased 56 basis points.  Interest paid on time deposits comprised 70.7% and 59.4%, respectively, of total interest expense for the 2007 and 2006 comparison periods.   The percentage increase between periods reflects a shift from the lower yielding deposit accounts to higher cost time deposits resulting in part from the Company’s offer of various CD specials at competitive rates.  Year-to-date, the increase in the average rate paid on interest-bearing liabilities is the same as the increase in the average yield earned on interest-earning assets, putting pressure on the Company’s net interest spread, resulting in no change from the 3.82% spread reported for first six months of 2006.

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first six months of 2007 and 2006 resulting from volume changes in average assets and average liabilities and fluctuations in rates earned and paid.

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

INCOME EARNING ASSETS

Loans (2)	543,510	225,430	769,940
Taxable Investment Securities	48,419	(220,374)	(171,955)
Tax Exempt Investment Securities	85,907	(199,378)	(113,471)
Federal Funds Sold	(9,648)	0	(9,648)
Sweep Account	8,708	33,606	42,314
Other Investments	39,400	(34,778)	4,622
Total Interest Earnings	716,296	(195,494)	520,802

INTEREST BEARING LIABILITIES

Savings Deposits	(29)	(11,333)	(11,362)
NOW & Money Market Funds	221,873	(150,576)	71,297
Time Deposits	422,627	350,275	772,902
Other Borrowed Funds	46,321	(339,288)	(292,967)
Repurchase Agreements	20,436	(19,060)	1,376
Total Interest Expense	711,228	(169,982)	541,246

Changes in Net Interest Income	5,068	(25,512)	(20,444)

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

     Non-interest income increased $56,089, or 6.7% for the second quarter of 2007 compared to the second quarter of 2006, from $838,393 to $894,482.  Non-interest income increased $89,811 or just under 6.0% for the first six months of 2007 compared to the first six months of 2006.  ATM and Debit Card related fees accounts for a major portion of the increase in both comparison periods with an increase of $25,065, or 22.2% for the second quarter of 2007 compared to 2006, and an increase of $45,492, or 20.7% for the first six months of 2007 compared to 2006.  Exchange income increased for both comparison periods with an increase of $23,000, or 56.1% for the second quarter of 2007 compared to 2006, and an increase of $10,500, or 13.5% for the first six months of 2007 compared to the same period in 2006, due to an increase in volume of Canadian exchange activity.  Income from assets held under the Company’s Supplemental Employee Retirement Plan (SERP), which is stock market driven, increased $11,443, or 34.1% as a result of the stock market activity during the first six months of 2007.

     Non-interest expense increased $35,447, or 1.1% for the second quarter of 2007 compared to 2006, offsetting a portion of the increase in non-interest income.  Non-interest expense for the first six months of 2007 increased $72,215, or 1.2% from $6.2 million for the first six months of 2006 to $6.3 million for the first six months of 2007.  Salaries and wages decreased $45,670, or 3.9%, for the second quarter of 2007 compared to 2006, and $79,026, or 3.4% for the first six months of 2007 compared to the same period in 2006.  Higher accruals in 2006 for salaries and wages compared to 2007 were a major factor in the decreases in both the quarter and six month periods, but were adjusted later in the year due to attrition and the consolidation of some positions.  Occupancy expense increased $74,517, or 13.4%, for the second quarter of 2007 compared to the same quarter in 2006, and increased $108,761, or 9.6% for the first six months of 2007 compared to the first six months of 2006.  Increases in depreciation expense and maintenance on buildings were key components of the increase.  A new phone system was installed throughout all the branch offices, and is now up and running.  This equipment, along with an increase in IT equipment and software contributed to the increase in depreciation expense for both periods.  The increase in maintenance on buildings, which includes heating and snow removal, is attributable to the severe weather conditions experienced in the Northeast Kingdom this winter.  Other expenses decreased $11,808 or 1.2%, for the second quarter of 2007 compared to the second quarter of 2006.  Other expenses for the first six months of 2007 increased slightly by $8,641, or 0.4%, due in part to an increase of $30,200 in legal fees, $45,887 in consulting fees, and $25,518 in losses on the Company’s investments in Limited Partnerships, compared to the first six months of 2006,.  The Company periodically purchases interests in low to moderate income housing projects which, by nature carry a loss, but also qualify for tax credits.  These increases in other expenses were partially offset by decreases in various loan underwriting expense items.

     Management monitors all components of other non-interest expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate.  This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     Provisions for income taxes increased in both comparison periods with increases of $3,695, or 2.0% for the second quarter of 2007 compared to the second quarter of 2006, and $635, or 0.2% for the first six months of 2007 compared to the same period in 2006.  These moderate increases in provisions are attributable to an increase in low income housing tax credits from a Limited Partnership the Company recently invested in.

CHANGES IN FINANCIAL CONDITION

     The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets as of the dates indicated:

ASSETS	June 30, 2007		December 31, 2006		June 30, 2006

Loans (gross)*	$ 264,844,397	79.22%	$ 269,296,026	76.55%	$ 264,739,357	78.79%
Available for Sale Securities	21,691,772	6.49%	22,612,207	6.43%	31,240,498	9.30%
Held to Maturity Securities	19,259,981	5.76%	21,069,866	5.99%	13,574,007	4.04%
*includes loans held for sale

LIABILITIES

Savings Deposits	$ 39,503,360	11.82%	$ 38,471,441	10.94%	$ 45,327,841	13.49%
Demand Deposits	48,449,376	14.49%	47,402,628	13.47%	47,932,083	14.27%
NOW & Money Market Funds	60,392,387	18.07%	81,402,928	23.14%	56,375,837	16.78%
Time Deposits	132,162,209	39.53%	133,711,197	38.01%	121,050,841	36.03%

     The Company's loan portfolio increased slightly by $105,040, or 0.04%, from June 30, 2006 to June 30, 2007, while a decrease of $4.5 million, or 1.7% is noted from December 31, 2006 to June 30, 2007.  Weaker residential mortgage loan activity, along with a decrease in the Company’s commercial loan portfolio accounts for the decrease for the first six months of 2007.  Available-for-sale investments decreased $9.5 million, or 30.6% from June 30, 2006 to June 30, 2007, as maturities were used to fund loan growth, and to pay off a portion of the short-term borrowings during the last quarter of 2006.  Time deposits decreased $1.5 million, or 1.2%, from December 31, 2006 to June 30, 2007, while an increase of $11.1 million, or 9.2% is noted from June 30, 2006 to June 30, 2007.  Various rate competitive CD specials were offered during 2006 in an effort to attract new deposits and retain existing relationships, accounting for a portion of the $5.8 million decrease year to year in savings deposits as depositors shifted some of their funds to higher yielding CDs.  NOW and money market funds increased $25 million, or 44.4% from June 30, 2006 to December 31, 2006, but then decreased $21 million, or 25.8% as of June 30, 2007.  Deposit runoff is typical at this time of year as municipal deposits decrease as the municipalities approach the end of their fiscal year.

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

Credit Risk - A primary concern of management is to reduce the exposure to credit loss within the loan portfolio. Management follows established underwriting guidelines, and any exceptions to the policy must be approved by a loan officer with higher authority than the loan officer originating the loan.  The adequacy of the loan loss coverage is reviewed quarterly by the risk management committee of the Board of Directors.  This committee meets to discuss, among other matters, potential exposures, historical loss experience, and overall economic conditions.  Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency.  A variety of loans are reviewed periodically by an independent firm in order to help ensure accuracy of the Company's internal risk ratings and compliance with various internal policies and procedures, as well as those set by the regulatory authorities.  The Company also employs a Credit Administration Officer whose duties include monitoring and reporting on the status of the loan portfolio including delinquent and non-performing loans. Credit risk may also arise from geographic concentration of loans.  While the Company’s loan portfolio is derived primarily from its primary market area in northeast Vermont, geographic concentration is partially mitigated by the continued growth of the Company’s loan portfolio in central Vermont, its newest market area.

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	June 30, 2007		December 31, 2006
	Total Loans	% of Total	Total Loans	% of Total
Real Estate Loans
Construction & Land Development	$11,701,204	4.42%	$11,889,203	4.41%
Farm Land	5,289,089	2.00%	3,217,107	1.19%
1-4 Family Residential	141,481,294	53.42%	143,228,599	53.19%
Home Equity Lines	13,856,922	5.23%	13,778,692	5.12%
Commercial Real Estate	51,604,007	19.48%	54,236,037	20.14%
Loans to Finance Agricultural Production	612,664	0.23%	224,257	0.08%
Commercial & Industrial	20,657,572	7.80%	21,992,790	8.17%
Consumer Loans	19,504,269	7.36%	20,588,227	7.65%
All Other Loans	137,376	0.06%	141,114	0.05%
Gross Loans	264,844,397	100%	269,296,026	100%
Allowance for Loan Losses	(2,308,904)	-0.87%	(2,267,821)	-0.84%
Deferred Loan Fees	(533,475)	-0.20%	(632,105)	-0.24%
Net Loans	$262,002,018	98.93%	$266,396,100	98.92%

Allowance for loan losses and provisions - The Company maintains an allowance for loan losses at a level that management believes is appropriate to absorb losses inherent in the loan portfolio (See “Critical Accounting Policies”). As of June 30, 2007, the Company maintained a residential loan portfolio (including home equity lines of credit) of $155.3 million, compared to $157.0 million at December 31, 2006, accounting for 58.7% and 58.3%, respectively, of the total loan portfolio.  The commercial real estate portfolio (including construction, land development and farmland loans) totaled $68.6 million and $69.3 million, respectively, at June 30, 2007 and December 31, 2006, comprising 25.9% and 25.7%, respectively, of the total loan portfolio.  The Company's commercial loan portfolio includes loans that carry guarantees from government programs, thereby mitigating the Company's credit risk on such loans.  At June 30, 2007, the Company had $17.9 million in loans under various government loan guarantee programs, with the guaranteed portion totaling $12.6 million, compared to $18.4 million in loans carrying a guaranteed total of $13.1 million at December 31, 2006.  The volume of residential and commercial loans secured by real estate, together with the low historical loan loss experience in these portfolios, and experienced loan officers and well established loan underwriting and credit administration staffs, helps to support the Company's estimate for loan loss coverage.

The following table summarizes the Company's loan loss experience for the six months ended June 30,

	2007	2006
Loans Outstanding End of Period	$264,844,397	$264,739,357
Average Loans Outstanding During Period	$267,568,784	$260,932,362

Loan Loss Reserve, Beginning of Period	$2,267,821	$2,189,187
Loans Charged Off:
Residential Real Estate	0	5,490
Commercial Real Estate	0	0
Commercial Loans not Secured by Real Estate	0	13,266
Consumer Loans	72,568	39,020
Total Loans Charged Off	72,568	57,776
Recoveries:
Residential Real Estate	13,346	924
Commercial Real Estate	12,234	0
Commercial Loans not Secured by Real Estate	1,512	2,496
Consumer Loans	11,559	29,039
Total Recoveries	38,651	32,459
Net Loans Charged Off	33,917	25,317
Provision Charged to Income	75,000	75,000
Loan Loss Reserve, End of Period	$2,308,904	$2,238,870

Net Charge Offs to Average Loans Outstanding	.013%	.010%
Loan Loss Reserve to Average Loans Outstanding	.863%	.858%

Non-performing assets for the comparison periods were as follows:

	June 30, 2007		December 31, 2006

		Percent		Percent
	Balance	of Total	Balance	of Total

Non-Accruing loans	$633,889	91.37%	$720,587	77.78%
Loans past due 90 days or more and still accruing	59,859	8.63%	205,801	22.22%
Total	$693,748	100.00%	$926,388	100.00%

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

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.   Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.  During the first six months of 2007, the Company has not engaged in any activity that has created any additional types of off-balance-sheet risk.

     The Company generally requires collateral or other security to support financial instruments with credit risk.  The Company's financial instruments or commitments whose contract amount represents credit risk as of June 30, 2007 were as follows:

Contract or
Notional Amount

Unused portions of home equity lines of credit	11,503,937
Other commitments to extend credit	20,349,785
Unused portions of credit card lines	8,694,995
Standby letters of credit and commercial letters of credit	809,200
MPF credit enhancement obligation, net of liability recorded	1,225,910

     Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table presents, as of June 30, 2007, significant fixed and determinable contractual obligations to third parties, by payment date:

	Less than	2-3	4-5	More than
	1 year	years	years	5 years	Total

Operating Leases	$150,241	$288,685	$200,112	$290,142	$929,180
FHLB Borrowings	7,030,000	0	0	10,000	7,040,000
Total	$7,180,241	$288,685	$200,112	$300,142	$7,969,180

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

     The Company has taken the approach of offering deposit specials at competitive rates, in varying terms that fit within the balance sheet mix.  The strategy of offering specials is meant to provide a means to retain deposits while not having to reprice the entire deposit portfolio.  The Company recognizes that with increasing competition for deposits, it may be desirable to utilize alternative sources of funding.  This year, the Board of Directors approved an updated Asset Liability Management Funding Policy that contemplates the expanded use of brokered deposits.  This will allow the Company to augment retail deposits and borrowings with brokered deposits as needed to help fund loans.

     During the first six months of 2007, the Company's available-for-sale investment portfolio decreased with maturities totaling $1.0 million, the held-to-maturity investment portfolio decreased $1.8 million and the loan portfolio decreased $4.5 million.  On the liability side, NOW and money market accounts decreased $21.0 million, time deposits decreased $1.5 million, while savings deposits increased $1.0 million.

     As a member of the Federal Home Loan Bank of Boston (FHLBB), the Company has access to pre-approved lines of credit.  The Company had a $1.0 million unsecured Federal Funds line with an available balance of the same at June 30, 2007.  Interest is chargeable at a rate determined daily approximately 25 basis points higher than the rate paid on federal funds sold.  Additional borrowing capacity of approximately $82.9 million through the FHLBB is secured by the Company's qualifying loan portfolio.

     To cover seasonal decreases in deposits primarily associated with municipal accounts, the Company typically borrows short-term advances from the FHLB and pays the advances down as the deposits flow back into the bank during the third and fourth quarter.  At the end of the second quarter, the Company borrowed $7 million in a short-term advance and is currently positioned to pay it back when it matures.  As of June 30, 2007, the Company had total advances of approximately $7.0 million against the $82.9 million consisting of the following:

	Annual		Principal
Purchase Date	Rate	Maturity Date	Balance

Short-term Advances
June 28, 2007	5.27%	August 31, 2007	$7,000,000
Long-term Advances
November 16, 1992	7.57%	November 16, 2007	30,000
November 16, 1992	7.67%	November 16, 2012	10,000
Total Long-term Advances			40,000
Total Advances			$7,040,000

     Under a separate agreement with FHLBB, the Company has the authority to collateralize public unit deposits, up to its FHLBB borrowing capacity ($82.9 million less outstanding advances noted above) with letters of credit issued by the FHLBB.  At June 30, 2007, approximately $60.5 million was pledged under this agreement, as collateral for these deposits.  Interest is charged to the Company quarterly based on the average daily balance for the quarter at an annual rate of 20 basis points.  The average daily balance for the second quarter of 2007 was approximately $16.8 million.

     Other alternative sources of funding come from unsecured Federal Funds lines with two other correspondent banks that total $7.5 million.  There were no balances outstanding on either line at June 30, 2007.

     In the second quarter of 2007, the Company declared a cash dividend of $0.17 per share, payable in the third quarter of 2007, requiring an accrual of $704,661 at June 30, 2007.  The Company also declared a 5% stock dividend to be paid during the third quarter as well, requiring restatement of all per share data prior to the second quarter of 2007.  An accrual of $2,801,082, which is booked entirely through Shareholders’ Equity, was also required for the stock dividend at June 30, 2007, resulting in a shift from Retained Earnings to Accumulated Deficit as indicated on the Balance Sheet.  Management expects that, as the year progresses, this deficit will revert to earnings.

The following table illustrates the changes in shareholders' equity from December 31, 2006 to June 30, 2007:

Balance at December 31, 2006 (book value $7.09 per share)	$30,730,811
Net income	1,533,139
Issuance of stock through the Dividend Reinvestment Plan	403,176
Total dividends declared	(1,406,798)
Unrealized holding gain arising during the period on available-for-sale securities, net of tax	58,435
Balance at June 30, 2007 (book value $7.17 per share)	31,318,763

     At June 30, 2007, the Company reported that of the 405,000 shares authorized for the stock buyback plan, 178,890 shares have been purchased, leaving 226,110 shares available for repurchase.  The repurchase price paid for these shares ranged from $9.75 per share in May of 2000 to $16.50 per share paid in September of 2005.  During the first six months of 2007, the Company did not repurchase any shares pursuant to the buyback authority.  The last purchase pursuant to such authority was December 23, 2005 in which 4,938 shares were repurchased at a price of $16.00 per share. For additional information on stock repurchases by the Company and affiliated purchasers (as defined in SEC Rule 10b-18) refer to Part II, Item 2 of this Report.

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

     Regulators have also established minimum capital ratio guidelines for FDIC-insured banks under the prompt corrective action provisions of the Federal Deposit Insurance Act, as amended.  These minimums are risk-based capital ratio of 10.0% and Tier 1 capital ratio of 6.0%.  As of June 30, 2007, the Company’s Subsidiary was deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Subsidiary's classification.

The risk based ratios of the Company and its subsidiary as of June 30, 2007 and December 31, 2006 exceeded regulatory guidelines and are presented in the table below.

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2007:
Total capital (to risk-weighted assets)
Consolidated	$33,840	14.54%	$18,613	8.0%	N/A	N/A
Bank	$34,278	14.74%	$18,606	8.0%	$23,257	10.0%
Tier I capital (to risk-weighted assets)
Consolidated	$31,531	13.55%	$ 9,306	4.0%	N/A	N/A
Bank	$31,969	13.75%	$ 9,303	4.0%	$13,954	6.0%
Tier I capital (to average assets)
Consolidated	$31,531	9.33%	$13,511	4.0%	N/A	N/A
Bank	$31,969	9.47%	$13,510	4.0%	$16,887	5.0%
As of December 31, 2006:
Total capital (to risk-weighted assets)
Consolidated	$33,270	14.10%	$18,879	8.0%	N/A	N/A
Bank	$33,047	14.01%	$18,872	8.0%	$23,590	10.0%
Tier I capital (to risk-weighted assets)
Consolidated	$31,002	13.14%	$ 9,439	4.0%	N/A	N/A
Bank	$30,779	13.05%	$ 9,436	4.0%	$14,154	6.0%
Tier I capital (to average assets)
Consolidated	$31,002	8.59%	$14,434	4.0%	N/A	N/A
Bank	$30,779	8.53%	$14,430	4.0%	$18,038	5.0%

     The Company intends to maintain a capital resource position in excess of the minimums shown above.  Consistent with that policy, management will continue to anticipate the Company's future capital needs.

     From time to time the Company may make contributions to the capital of Community National Bank.  At present, regulatory authorities have made no demand on the Company to make additional capital contributions.  On August 1, 2007, the Company agreed to acquire LyndonBank, headquartered in Lyndonville, Vermont, through a merger of LyndonBank into Community National Bank, for a cash price of approximately $26.7 million.  In connection with that transaction, the Company expects to issue up to $15 million in principal amount of trust preferred securities and to contribute all, or substantially all, of the proceeds of such issuance to the capital of Community National Bank.

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

ITEM 2. Unregistered Sales of Securities and Use of Proceeds

The following table provides information as to purchases of the Company’s common stock during the second quarter ended June 30, 2007, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
	Total Number	Average	Shares Purchased	Purchased Under
	Of Shares	Price Paid	as Part of Publicly	the Plan at the
For the period:	Purchased(1)(2)	Per Share	Announced Plan(3)	End of the Period

April 1 - April 30	2,400	$13.50	0	226,110
May 1 - May 31	0	$0	0	226,110
June 1 - June 30	0	$0	0	226,110
Total	2,400	$13.50	0	226,110

(1)  All 2,400 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through Community Financial Services Group, LLC (“CFSG”), which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.  All purchases by the Plan were made in the open market in brokerage transactions and reported on the OTC Bulletin Board©.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders, at the Annual Meeting of Shareholders of Community Bancorp. on May 15, 2007:

To elect four directors to serve until the Annual Meeting of Shareholders in 2010;

To amend Article Five of the Company’s Amended and Restated Articles of Incorporation to (i) increase the number of authorized common shares from 6,000,000 to 10,000,000, and (ii) create a new class of preferred shares issuable in one or more series, with the rights and preferences of such shares established by the Board of Directors at the time of issuance;

To ratify the selection of the independent registered public accounting firm of Berry, Dunn, McNeil & Parker as the Corporation’s external auditors for the fiscal year ending December 31, 2007;

The results are as follows:

			AUTHORITY
			WITHHELD/	BROKER
MATTER	FOR	AGAINST	ABSTAIN	NON-VOTE
Election of Directors:
Michael H. Dunn	2,666,483	5,815	-0-	-0-
Marcel M. Locke	2,642,067	30,231	-0-	-0-
Stephen P. Marsh	2,666,483	5,815	-0-	-0-
Peter J. Murphy	2,613,727	58,571	-0-	-0-

Amend Article Five of the Company’s Amended	2,126,947	158,767	72,573	314,008
and Restated Articles of Incorporation
Selection of Auditors
Berry, Dunn, McNeil & Parker	2,638,306	16,117	17,874	-0-

ITEM 6. Exhibits

Exhibit 3.1 – Amended and Restated Articles of Association of Community Bancorp.
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
COMMUNITY BANCORP.

DATED: August 10, 2007	/s/ Richard C. White
Richard C. White, Chairman &
Chief Executive Officer

DATED: August 10, 2007	/s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Operating Officer
(Chief Financial Officer)