Form 10-Q
period 2007-09-30
COMMUNITY BANCORP /VT
filed 2007-11-14
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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
YES (  )     NO(X)

At November 13, 2007, there were 4,383,170 shares outstanding of the Corporation's common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Balance Sheets	September 30	December 31	September 30
	2007	2006	2006
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$7,609,332	$11,292,831	$8,823,425
Federal funds sold and overnight deposits	12,389,462	8,173,779	4,378,201
Total cash and cash equivalents	19,998,794	19,466,610	13,201,626
Securities held-to-maturity (fair value $29,472,000 at 09/30/07,
$21,301,000 at 12/31/06, and $30,789,000 at 09/30/06)	29,431,718	21,069,866	30,778,188
Securities available-for-sale	25,074,048	22,612,207	27,495,869
Restricted equity securities, at cost	2,450,150	2,828,250	3,203,350
Loans held-for-sale	982,576	566,300	1,240,998
Loans	255,926,578	268,729,726	265,415,470
Allowance for loan losses	(2,321,409)	(2,267,821)	(2,279,307)
Unearned net loan fees	(490,826)	(632,105)	(671,132)
Net loans	253,114,343	265,829,800	262,465,031
Bank premises and equipment, net	12,072,266	12,334,024	12,459,780
Accrued interest receivable	1,755,545	1,667,135	1,737,816
Other assets	5,928,109	5,440,350	5,751,305
Total assets	$350,807,549	$351,814,542	$358,333,963

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$50,485,030	$47,402,628	$48,826,758
NOW and money market accounts	77,204,394	81,402,928	71,803,791
Savings	39,505,522	38,471,441	40,633,051
Time deposits, $100,000 and over	40,455,562	33,835,057	33,178,430
Other time deposits	94,388,283	99,876,140	100,966,555
Total deposits	302,038,791	300,988,194	295,408,585
Federal funds purchased and other borrowed funds	40,000	40,000	15,040,000
Repurchase agreements	14,212,876	17,083,946	14,561,094
Accrued interest and other liabilities	2,653,456	2,971,591	3,303,333
Total liabilities	318,945,123	321,083,731	328,313,012

Shareholders' Equity
Common stock - $2.50 par value; 10,000,000 shares authorized at
09/30/07 and 6,000,000 shares authorized at 12/31/06 and 09/30/06;
and 4,592,735 shares issued at 09/30/07, 4,339,619 shares
issued at 12/31/06, and 4,324,606 shares issued at 09/30/06	11,481,838	10,849,048	10,811,516
Preferred stock, 1,000,000 shares authorized, no shares
issued and outstanding	0	0	0
Additional paid-in capital	24,818,896	22,006,492	21,854,354
Retained earnings (accumulated deficit)	(1,749,560)	760,667	346,873
Accumulated other comprehensive loss	(65,971)	(270,664)	(377,060)
Less: treasury stock, at cost; 210,101 shares at 09/30/07, and
209,510 shares at 12/31/06 and 09/30/06	(2,622,777)	(2,614,732)	(2,614,732)
Total shareholders' equity	31,862,426	30,730,811	30,020,951
Total liabilities and shareholders' equity	$350,807,549	$351,814,542	$358,333,963

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
For The Third Quarter Ended September 30,	2007	2006

Interest income
Interest and fees on loans	$4,778,687	$4,661,390
Interest on debt securities
Taxable	215,234	262,517
Tax-exempt	259,404	288,563
Dividends	37,329	45,980
Interest on federal funds sold and overnight deposits	133,350	34,871
Total interest income	5,424,004	5,293,321

Interest expense
Interest on deposits	1,957,858	1,716,957
Interest on federal funds purchased and other borrowed funds	63,283	282,817
Interest on repurchase agreements	79,004	79,019
Total interest expense	2,100,145	2,078,793

Net interest income	3,323,859	3,214,528
Provision for loan losses	47,500	37,500
Net interest income after provision	3,276,359	3,177,028

Non-interest income
Service fees	350,054	352,661
Other income	760,304	438,748
Total non-interest income	1,110,358	791,409

Non-interest expense
Salaries and wages	1,168,792	1,158,325
Employee benefits	477,144	424,615
Occupancy expenses, net	539,202	550,917
Other expenses	1,061,908	927,713
Total non-interest expense	3,247,046	3,061,570

Income before income taxes	1,139,671	906,867
Applicable income taxes	212,499	142,803
Net Income	$927,172	$764,064

Earnings per share	$0.21	$0.18

Weighted average number of common shares
used in computing earnings per share	4,372,670	4,310,080

Dividends declared per share	$0.17	$0.16

Book value per share on shares outstanding at September 30,	$7.27	$6.95

All share and per share data for prior periods restated to reflect a 5% stock dividend declared in June 2007.

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
For the Nine Months Ended September 30,	2007	2006

Interest income
Interest and fees on loans	$14,406,502	$13,520,265
Interest on debt securities
Taxable	630,478	849,716
Tax-exempt	691,445	795,495
Dividends	126,370	130,399
Interest on federal funds sold and overnight deposits	191,178	60,033
Total interest income	16,045,973	15,355,908

Interest expense
Interest on deposits	5,774,457	4,700,719
Interest on federal funds purchased and other borrowed funds	90,642	603,143
Interest on repurchase agreements	240,688	239,327
Total interest expense	6,105,787	5,543,189

Net interest income	9,940,186	9,812,719
Provision for loan losses	122,500	112,500
Net interest income after provision	9,817,686	9,700,219

Non-interest income
Service fees	1,031,526	989,006
Other income	1,676,660	1,310,420
Total non-interest income	2,708,186	2,299,426

Non-interest expense
Salaries and wages	3,421,779	3,490,338
Employee benefits	1,349,547	1,263,179
Occupancy expenses, net	1,776,935	1,679,889
Other expenses	3,004,450	2,861,614
Total non-interest expense	9,552,711	9,295,020

Income before income taxes	2,973,161	2,704,625
Applicable income taxes	512,850	442,519
Net Income	$2,460,311	$2,262,106

Earnings per share	$0.57	$0.53

Weighted average number of common shares
used in computing earnings per share	4,357,565	4,294,492

Dividends declared per share	$0.50	$0.48

Book value per share on shares outstanding at September 30,	$7.27	$6.95

All share and per share data for prior periods restated to reflect a 5% stock dividend declared in June 2007.
The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
(Unaudited)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,	2007	2006

Cash Flow from Operating Activities:
Net Income	$2,460,311	$2,262,106
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	710,591	655,411
Provision for loan losses	122,500	112,500
Deferred income taxes	(34,470)	(52,608)
Net gain on sale of loans	(226,492)	(221,559)
Loss (gain) on sale or disposal of fixed assets	8,415	(818)
Gain on investment in Trust LLC	(104,337)	(56,195)
Amortization of bond premium, net	8,301	72,282
Proceeds from sales of loans held for sale	22,295,686	20,935,477
Originations of loans held for sale	(22,485,470)	(20,368,334)
(Decrease) increase in taxes payable	(202,680)	195,127
(Increase) decrease in interest receivable	(88,410)	51,435
Increase in mortgage servicing rights	(90,643)	(108,351)
Increase in other assets	(366,050)	(395,998)
Amortization of limited partnerships	292,530	254,268
Decrease in unamortized loan fees	(141,279)	(12,974)
(Decrease) increase in interest payable	(49,183)	142,972
Increase in accrued expenses	88,396	107,263
Increase in other liabilities	22,037	127,330
Net cash provided by operating activities	2,219,753	3,699,334

Cash Flows from Investing Activities:
Investments - held to maturity
Maturities and paydowns	17,709,462	29,304,142
Purchases	(26,071,314)	(31,690,664)
Investments - available for sale
Sales and maturities	3,000,000	10,000,000
Purchases	(5,160,000)	(1,000,000)
Proceeds from sale of restricted equity securities	378,100	48,800
Decrease in limited partnership contributions payable	(236,094)	(298,632)
Investments in limited partnership	(264,800)	(2,993)
Decrease (increase) in loans, net	12,686,366	(14,864,071)
Capital expenditures, net	(457,248)	(1,497,255)
Recoveries of loans charged off	47,870	49,176
Net cash provided by (used in) investing activities	1,632,342	(9,951,497)

Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market and savings accounts	(82,051)	(29,945,770)
Net increase in time deposits	1,132,648	31,041,944
Net decrease in repurchase agreements	(2,871,070)	(2,786,046)
Net decrease in short-term borrowings	0	(2,000,000)
Advances on long-term borrowings	0	20,000,000
Repayments on long-term borrowings	0	(13,000,000)
Payments to acquire treasury stock	(8,045)	(11)
Dividends paid	(1,491,393)	(1,431,267)
Net cash (used in) provided by financing activities	(3,319,911)	1,878,850

Net increase (decrease) in cash and cash equivalents	532,184	(4,373,313)
Cash and cash equivalents:
Beginning	19,466,610	17,574,939
Ending	$19,998,794	$13,201,626

Supplemental Schedule of Cash Paid During the Period
Interest	$6,154,970	$5,400,217
Income taxes	$750,000	$300,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized loss on securities available-for-sale	$310,142	$113,725

Dividends Paid
Dividends declared	$2,149,218	$2,081,216
Increase in dividends payable attributable to dividends declared	(42,872)	(5,015)
Dividends reinvested	(614,953)	(644,934)
	$1,491,393	$1,431,267

Stock Dividends	$2,821,320	$0

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

NOTE 2.  5% STOCK DIVIDEND

In June 2007, the Company declared a 5% stock dividend payable August 15, 2007 to shareholders of record as of July 15, 2007.  As a result of this stock dividend, all per share data and weighted average number of shares for prior periods have been restated.  An accrual of $2,801,082, representing the estimated dollar value of the stock dividend, was recorded in the second quarter to Shareholders’ Equity, resulting in a shift from Retained Earnings to Accumulated Deficit on the Balance Sheet.  The actual amount of the 5% stock dividend was $2,821,320 (valued on August 15, 2007, the dividend payment date), and was reflected in an adjusting entry to Retained Earnings during the third quarter.

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

In September 2006, FASB issued SFAS No 157, “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Although SFAS No. 157 will not have any impact on the financial statements of the Company in the current year, it could impact the footnotes to the financial statements in the future.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 contains provisions to apply the fair value option to existing eligible financial instruments at the date of adoption. This statement is effective as of the beginning of an entity’s first fiscal year after November 15, 2007, with provisions for early adoption.  The Company did not apply the fair value option to any financial instruments; therefore, SFAS No. 159 has not had any impact on the financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings in which the SEC Staff expresses its views concerning written loan commitments accounted for as derivatives or at fair value through earnings, as permitted by SFAS No. 159. It is the Staff's position that expected net future cash flows from servicing a loan should be included in the fair value measurement of a loan commitment when it qualifies for derivative accounting under SFAS No. 133 or at fair value through earnings, as permitted by SFAS No. 159. Implementation of SAB No. 109 is not expected to have a material effect on the financial condition or results of operations of the Company.

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

The Company’s income tax returns for the years ended December 31, 2003, 2004, 2005 and 2006 are open to audit under the statute of limitations by the Internal Revenue Service.  The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its provision for income taxes. The Company had no penalties and interest recorded for the nine months ended September 30, 2006.  A late estimated tax payment for the first quarter of 2006 resulted in penalty and interest of $15,208 which is reflected in the provision for income taxes for 2007.

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

The Company's total comprehensive income for the comparison periods is calculated as follows:

For the third quarter ended September 30,	2007	2006

Net income	$927,172	$764,064
Other comprehensive income, net of tax:
Unrealized holding gain on available-for-sale
securities arising during the period	221,604	271,848
Tax effect	(75,345)	(92,428)
Other comprehensive income, net of tax	146,259	179,420
Total comprehensive income	$1,073,431	$943,484

For the nine months ended September 30,	2007	2006

Net income	$2,460,311	$2,262,106
Other comprehensive income, net of tax:
Unrealized holding gains on available-for-sale
securities arising during the period	310,142	113,725
Tax effect	(105,448)	(38,667)
Other comprehensive income, net of tax	204,694	75,058
Total comprehensive income	$2,665,005	$2,337,164

NOTE 7.  MERGER AGREEMENT

On August 1, 2007, the Company entered into an agreement to acquire LyndonBank, a Vermont-chartered commercial bank headquartered in Lyndonville, Vermont (“LyndonBank”), for approximately $26.7 million in cash.  As of June 30, 2007, LyndonBank had approximately $159.6 million in total assets, $124.8 million in deposits and $109.8 million in net loans.  Under the terms of the agreement, LyndonBank will be merged into the Company’s wholly-owned subsidiary, Community National Bank, with each of the 1,058,131.6 shares of LyndonBank’s outstanding common stock converted into the right to receive a cash payment of $25.25.  The Boards of Directors of the Company, Community National Bank and LyndonBank have each approved the agreement.  Completion of the merger is subject to the approval of the LyndonBank shareholders, as well as to receipt of all required regulatory approvals and satisfaction of other customary conditions.  On November 7, 2007, at a special meeting of LyndonBank shareholders, the merger was approved by the affirmative vote of 80.6% of the shares outstanding.  Immediately following consummation of the merger, Community National Bank intends to sell the Vergennes branch of LyndonBank to the National Bank of Middlebury.  As of August 31, 2007, there were approximately $9.1 million in deposits booked at that branch.  The merger and branch sale are expected to close at or near the end of calendar year 2007.

NOTE 8.  SUBSEQUENT EVENT

On October 31, 2007, the Company completed a $12.5 million trust preferred securities financing.  The Company intends to use the net proceeds from the financing to provide a portion of the funding for the LyndonBank acquisition.  The trust preferred securities were issued by a newly established subsidiary of the Company, CMTV Statutory Trust I, a Delaware statutory business trust (the “Trust”) to a pooling vehicle sponsored by FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc.  The Trust was formed for the purpose of effecting the financing, and all of its voting securities are held by the Company.  The proceeds from the trust’s sale of its non voting capital securities were loaned to the Company by the trust under deeply subordinated debentures issued to the Trust.  These hybrid securities will qualify as Tier 1 regulatory capital up to applicable regulatory limits, and interest payments on the debentures are expected to be deductible for tax purposes.  The trust preferred securities will bear a fixed rate of interest of 7.56% per year for the first five years, followed by a floating rate, adjusted quarterly, equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 2.85%.  The securities are redeemable at par by the Company in whole or in part after five years, or earlier under certain circumstances.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended September 30, 2007

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

OVERVIEW

     The Company’s total assets increased during the third quarter by $16.5 million, or approximately 5.0% to $350.8 million at September 30, 2007.  After a seasonal decline in assets at the end of the second quarter due to the many municipal loans that mature, total assets have increased as new municipal loans were booked during the first weeks of the third quarter.  Although assets have increased during this quarter, total assets are still below 2006 levels.  This contraction is mainly due to a decrease in the loan portfolio from a lack of demand for commercial and residential real estate loans.  This decline reflects a nationwide pattern in the banking industry due to an unsettled economy and the fall out of the sub-prime lending activity.  The Company has not offered any deeply discounted adjustable rate mortgages, nor engaged in any other form of sub-prime lending practices.  Therefore, the Company should not be adversely affected by the sub-prime lending fiasco beyond the weakened real estate market.  Total deposits increased $21.5 million, or 7.7% since the end of June.  Municipal accounts contributed $13.2 million, or 61.4% to the increase during the quarter.   With no borrowed funds to pay off and loan demand weak, the cash flow was utilized by increasing the available for sale securities portfolio by $2.16 million and the remainder invested in overnight funds.

     The Company’s net income for the third quarter of 2007 was $927,172 or $0.21 per share, compared to $764,064, or $0.18 per share for the same period in 2006.  Net interest income for the third quarter of 2007, after a provision for loan loss of $47,500, was $3,276,359.  This is $99,331 more than the same quarter in 2006, an increase of 3.13% between quarters.  Total interest income for the third quarter of 2007 was 2.47% higher than total interest income for the third quarter in 2006, while total interest expense for the quarter rose 1.03% over the total interest expense for the third quarter in 2006.  The increase in overnight investments contributed to the increase in interest income.  The absence of borrowed funds during the quarter helped to offset the effect of increases in yields on the certificate of deposit and money market accounts.  The recent decrease in the overnight funds rate had an immediate negative impact on the interest the Company earns on overnight investments.

     During the third quarter, the Company sold its $1.65 million credit card portfolio to the Bankers’ Bank of Atlanta, Georgia.  The decision came from the desire to offer a more competitive product to the customer.  Through the Bankers’ Bank, the customer will have a product that is priced more competitively and with a variety of options that the Company was not able to offer previously.  The portfolio was sold at an 18% premium which, after related expenses, resulted in a gain of $257,836.  This one-time gain contributed significantly to the increase of non-interest income for the third quarter of 2007 over the third quarter of 2006.

     Non-interest income for the quarter was $1.11 million, which was $318,949, or 40% greater than the third quarter last year.  Without the one-time gain from the sale of the credit card portfolio, the increase would have been $24,958.  Non-interest expenses were $185,476 greater for the third quarter of 2007 compared to the same quarter last year.  Most increases were normal increases in the cost of doing business; however, contributing to the increase in expenses was an increase in employee benefits due to increases in the cost of the Company’s health insurance program and the consulting fees associated with the implementation of Section 404 of Sarbanes Oxley.

     On August 2, 2007, the Company announced plans to acquire LyndonBank, formerly Lyndon Savings Bank and Trust Company.  LyndonBank is a $159.6 million community bank based in Lyndonville, VT.  It currently has seven offices, four in Orleans and Caledonia Counties, and the others in Franklin, Lamoille and Addison Counties.  A subsequent announcement on October 4, 2007 stated the Company intends to sell the Vergennes branch in Addison County to the National Bank of Middlebury.  Under the proposed terms, Middlebury will assume all of the deposits booked at LyndonBank’s Vergennes branch (approximately $9.1 million as of August 31, 2007) and will purchase certain branch loans and fixed assets, including the real estate.  These transactions are intended to close at or near year end, 2007, subject to regulatory approval and to LyndonBank shareholder approval.  On November 7, 2007, at a special meeting of LyndonBank shareholders, the merger was approved by the affirmative vote of 80.6% of the shares outstanding.  It is expected that the combined institution will have approximately $500 million in assets, which would make it the 5th largest bank based in Vermont.

     On October 31, 2007, the Company completed a $12.5 million trust preferred securities financing for the purpose of funding a portion of the merger consideration for the LyndonBank acquisition.  The trust preferred securities were issued by a newly established subsidiary of the Company, CMTV Statutory Trust I, a Delaware statutory business trust, to a pooling vehicle sponsored by FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc.  The proceeds of that sale were loaned to the Company under deeply subordinated debentures issued by the Company to the trust.  The trust preferred securities, which are expected to qualify as Tier I capital for regulatory purposes up to applicable regulatory limitations, will bear a fixed rate of interest of 7.56% per year for the first five years, followed by a floating rate, adjusted quarterly, equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 2.85% and are redeemable at par by the Company in whole or in part after five years, or earlier under certain circumstances.  Interest payments on the debentures are expected to be deductible for tax purposes.

     The following pages describe our third quarter financial results in much more detail. Please take the time to read them to more fully understand the nine months ended September 30, 2007 in relation to the 2006 comparison periods.  The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes included in this report and with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.  This report includes forward-looking statements within the meaning of the Securities and Exchange Act of 1934 (the "Exchange Act").

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

RESULTS OF OPERATIONS

     The Company’s net income for the third quarter of 2007 was $927,172, representing an increase of $163,108, or 21.4% over net income of $764,064 for the third quarter of 2006. This resulted in earnings per share of $0.21 and $0.18, respectively, for the third quarter of 2007 and 2006.  Core earnings (net interest income) for the third quarter of 2007 increased by $109,331, or 3.4% over the third quarter of 2006.  Interest income on loans, the major component of interest income, increased $117,297, or 2.5%, while interest income on investments decreased $85,093, or 14.3% in total. Interest expense on deposits, the major component of interest expense, increased $240,901, or approximately 14.0%, between periods but was partially offset by a decrease of $219,534, or 77.6%, in interest expense on federal funds purchased and other borrowed funds.

     Net income for the first nine months of 2007 was $2.5 million, representing an increase of $198,205 or 8.8% over net income of $2.3 million for the first nine months of 2006. Core earnings for the first nine months increased by $127,467 or 1.3% from $9.8 million at September 30, 2006 to $9.9 million as of September 30, 2007. Interest income on loans increased $886,237, or 6.6%, while investment income decreased $327,317 or 18.4% between periods. Interest expense on deposits increased by $1.1 million, or by 22.8%, but was partially offset by a decrease of $512,501, or 85.0%, in interest expense on federal funds purchased and other borrowed funds.  The Company’s average volume of overnight deposits was higher in both the third quarter and first nine months of 2007 compared to the same periods of 2006, and the average volume of federal funds purchased and other borrowed funds was lower in 2007 than 2006, contributing to the increase in core earnings.  The one-time gain of $257,836 from the sale of the Company’s credit card portfolio helped to boost non-interest income in both comparison periods.

     Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.  ROA and ROE were higher in 2007 compared to 2006.  The following table shows these ratios annualized for the comparison periods.

For the third quarter ended September 30,	2007	2006

Return on Average Assets	1.03%	.86%
Return on Average Equity	11.66%	10.18%

For the nine months ended September 30,	2007	2006

Return on Average Assets	.93%	.86%
Return on Average Equity	10.82%	10.28%

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

     Tax-exempt income is derived from our municipal investments, which comprise the held-to-maturity portfolio.  Although the balance sheets indicate a decrease of $1.4 million in these investments from year to year, the average volume has decreased approximately $6.1 million from year to year, resulting in a decrease of $157,650 in interest income, and a related reduction of $53,600 in the tax effect of exempt interest income between periods.  The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the nine month comparison periods of 2007 and 2006:

For the nine months ended September 30,	2007	2006

Net interest income as presented	$9,940,186	$9,812,719
Effect of tax-exempt income	356,199	409,799
Net interest income, tax equivalent	$10,296,385	$10,222,518

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

	For the Nine Months Ended September 30,
		2007			2006
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS

Loans (gross)	$265,366,409	$14,406,502	7.26%	262,198,237	13,520,265	6.89%
Taxable Investment Securities	21,882,922	630,477	3.85%	31,901,030	849,716	3.56%
Tax Exempt Investment Securities	22,309,646	1,047,645	6.28%	28,408,056	1,205,295	5.67%
Federal Funds Sold	0	0	0.00%	351,190	10,458	3.98%
Sweep Accounts	4,948,974	191,178	5.16%	1,377,695	49,575	4.81%
Other Investments	2,370,985	126,370	7.13%	3,227,293	130,399	5.40%
TOTAL	$316,878,936	$16,402,172	6.92%	327,463,501	15,765,708	6.44%

INTEREST BEARING LIABILITIES

Savings Deposits	$39,401,552	$102,845	0.35%	45,007,831	117,430	0.35%
NOW & Money Market Funds	71,331,482	1,367,627	2.56%	78,572,070	1,195,144	2.03%
Time Deposits	132,389,714	4,303,985	4.35%	117,776,384	3,388,145	3.85%
Federal Funds Purchased and
Other Borrowed Funds	2,223,615	90,642	5.45%	15,559,247	603,144	5.18%
Repurchase Agreements	14,489,925	240,688	2.22%	15,753,227	239,327	2.03%
TOTAL	$259,836,288	$6,105,787	3.14%	$272,668,759	$5,543,190	2.72%

Net Interest Income		$10,296,385			$10,222,518
Net Interest Spread(1)			3.78%			3.72%
Interest Margin(2)			4.34%			4.17%

(1) Net interest spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
(2) Interest margin is net interest income divided by average earning assets.

     The average volume of earning assets for the first nine months of 2007 decreased $10.6 million, or 3.2% compared to the same period of 2006, while average yield increased 48 basis points.  A decrease in average volume of just under $17.0 million in the investment portfolio contributed to the overall decrease in average volume of earning assets.  Interest earned on the loan portfolio comprised approximately 87.8% of total interest income for the first nine months of 2007 and 85.8% for the 2006 comparison period.  This increase is attributable to an increase in interest rates through repricing of loans in the Company’s adjustable rate portfolio and an increase in the average volume of overnight funds in the sweep accounts of $3.6 million, which also notes an increase of 35 basis points in average yield.  During 2007, the rate earned on the Company’s sweep accounts has generally been more favorable than the overnight Federal Funds Sold, accounting for the zero balance in that category in 2007.

     In comparison, the average volume of interest bearing liabilities for the first nine months of 2007 decreased approximately $12.8 million, or 4.7% over the 2006 comparison period, while the average rate paid on these accounts increased 42 basis points.  The average volume of time deposits increased $14.6 million, or 12.4%, and the interest paid on time deposits, which comprises 70.5% and 61.1%, respectively, of total interest expense for the 2007 and 2006 comparison periods, increased $915,840, or just over 27.0%.  These increases between periods reflect a shift from the lower yielding deposit accounts to higher cost time deposits resulting in part from the Company’s offer of various CD specials at competitive rates.  This increase was offset by decreases in all other volumes of interest bearing liabilities, with the largest decrease, amounting to $13.3 million or 85.7%, coming from federal funds purchased and other borrowed funds.  The Company was able to payoff all its short-term borrowings before year end 2006, and has had minimal short-term borrowings in 2007, all of which were paid off by September 30, 2007.  Year-to-date, the increase in the average rate paid on interest-bearing liabilities was six basis points lower than the increase in the average yield earned on interest-earning assets, helping to ease slightly the pressure on the Company’s net interest spread, resulting in a spread of 3.78%, up from 3.72%  for first nine months of 2006.

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first nine months of 2007 and 2006 resulting from volume changes in average assets and average liabilities and fluctuations in rates earned and paid.

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

INCOME EARNING ASSETS

Loans (2)	722,970	163,267	886,237
Taxable Investment Securities	(27,975)	(191,264)	(219,239)
Tax Exempt Investment Securities	32,266	(189,916)	(157,650)
Federal Funds Sold	(10,458)	0	(10,458)
Sweep Account	13,122	128,481	141,603
Other Investments	26,247	(30,276)	(4,029)
Total Interest Earnings	756,172	(119,708)	636,464

INTEREST BEARING LIABILITIES

Savings Deposits	(4,855)	(9,730)	(14,585)
NOW & Money Market Funds	264,401	(91,918)	172,483
Time Deposits	495,036	420,804	915,840
Other Borrowed Funds	(152,093)	(360,409)	(512,502)
Repurchase Agreements	15,268	(13,907)	1,361
Total Interest Expense	617,757	(55,160)	562,597

Changes in Net Interest Income	138,415	(64,548)	73,867

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

     Non-interest income increased $318,949, or 40.3% for the third quarter of 2007 compared to the third quarter of 2006, from $791,409 to $1.1 million.  The Company sold its credit card portfolio during the third quarter of 2007, resulting in a one-time gain after expenses of $257,836, which accounted for most of the increase in non-interest income for this time period.  Non-interest income increased $408,760 or 17.8% for the first nine months of 2007 compared to the first nine months of 2006.  ATM and Debit Card related fees account for a portion of the increase, with an increase of $55,836, or 15.8% for the first nine months of 2007 compared to 2006.  Income from assets held under the Company’s Supplemental Employee Retirement Plan (SERP), which is stock market driven, increased $62,186 from $19,234 to $81,420 as a result of the stock market activity during the first nine months of 2007.

     Non-interest expense increased $185,476, or 6.1% for the third quarter of 2007 compared to 2006.  Non-interest expense for the first nine months of 2007 increased $257,691, or 2.8% from $9.3 million for the first nine months of 2006 to $9.6 million for the first nine months of 2007.  Salaries and wages decreased $68,559 or 2.0% for the first nine months of 2007 compared to the same period in 2006.  Higher accruals in 2006 for salaries and wages compared to 2007 was a major factor for the decrease, but were adjusted later in the year due to attrition and the consolidation of some positions. Employee benefits increased $52,529, or 12.4%, for the third quarter of 2007 compared to 2006, and an increase of $86,368 or 6.8% is noted for the first nine months of 2007 compared to the same period in 2006, due in part to an increase in the health care costs for the Company’s health insurance program.  Other expenses increased $134,195, or 14.5% for the third quarter of 2007 compared to the third quarter of 2006, and an increase of $142,836, or 5.0% is noted for the first nine months of 2007 compared to the first nine months of 2006.  Outside service fees associated with the implementation of SOX 404 amounted to $67,329 for the third quarter of 2007 and $113,216 for the first nine months of 2007, contributing to the increase for both comparison periods.  Legal and audit fees increased for both comparison periods, with a combined increase of $16,163, or 19.8% for the third quarter of 2007 compared to the third quarter of 2006, and an increase of $26,021, or 10.5% for the first nine months of 2007 compared to the same period in 2006.

     Management monitors all components of other non-interest expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate.  This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     Provisions for income taxes increased in both comparison periods with increases of $69,696, or 48.8% for the third quarter of 2007 compared to the same quarter of 2006, and $70,331, or 15.9% for the first nine months of 2007 compared to the same period in 2007.  These increases are consistent with the increase in income before income taxes.

CHANGES IN FINANCIAL CONDITION

     The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets as of the dates indicated:

ASSETS	September 30, 2007		December 31, 2006		September 30, 2006

Loans (gross)*	$256,909,154	73.23%	$269,296,026	76.54%	$266,656,468	74.42%
Available for Sale Securities	25,074,048	7.15%	22,612,207	6.43%	27,495,869	7.67%
Held to Maturity Securities	29,431,718	8.39%	21,069,866	5.99%	30,778,188	8.59%
*includes loans held for sale

LIABILITIES

Time Deposits	$134,843,845	38.44%	$133,711,197	38.01%	$134,144,985	37.44%
Savings Deposits	39,505,522	11.26%	38,471,441	10.94%	40,633,051	11.34%
Demand Deposits	50,485,030	14.39%	47,402,628	13.47%	48,826,758	13.63%
NOW & Money Market Funds	77,204,394	22.01%	81,402,928	23.14%	71,803,791	20.04%

     The Company's loan portfolio decreased $12.4 million, or 4.6% from December 31, 2006 to September 30, 2007, and decrease $9.7 million, or 3.7%, from September 30, 2006 to September 30, 2007.  Weaker residential mortgage loan activity, along with a decrease in the Company’s commercial loan portfolio accounts for the decrease over the past year.  The Company purchased $4.2 million in available-for-sale investments during the third quarter of 2007, so despite maturities during the year, an increase of $2.5 million, or 10.9% is noted from December 31, 2006 to September 30, 2007.  As of September 30, 2007, the Company’s held-to-maturity investment portfolio increased $8.4 million or 39.7% from December 31, 2006, but was $1.4 million, or 4.4% under the September 30, 2006 balance of $30.8 million.  Moderate changes in balances are noted in time, savings and demand deposit accounts, while NOW & money market funds show more marked variations between periods.  A decrease of $4.2 million, or 5.2% is noted from December 31, 2006 to September 30, 2007, while an increase of $5.4 million, or 7.5% is reported year over year.  The Company’s municipal deposits, which are a component of NOW & money market funds, typically increase beginning in the third quarter of the fiscal year as a result of collection of town and city taxes.

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

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	September 30, 2007		December 31, 2006
	Total Loans	% of Total	Total Loans	% of Total
Real Estate Loans
Construction & Land Development	$10,686,649	4.16%	$11,889,203	4.41%
Farm Land	5,165,395	2.01%	3,217,107	1.19%
1-4 Family Residential	140,156,852	54.56%	143,228,599	53.19%
Home Equity Lines	14,363,799	5.59%	13,778,692	5.12%
Commercial Real Estate	50,701,048	19.74%	54,236,037	20.14%
Loans to Finance Agricultural Production	431,244	0.17%	224,257	0.08%
Commercial & Industrial	18,326,163	7.13%	21,992,790	8.17%
Consumer Loans	16,938,743	6.59%	20,588,227	7.65%
All Other Loans	139,261	0.05%	141,114	0.05%
Gross Loans	256,909,154	100.00%	269,296,026	100.00%
Allowance for Loan Losses	(2,321,409)	-0.90%	(2,267,821)	-0.84%
Unearned Net Loan Fees	(490,826)	-0.19%	(632,105)	-0.24%
Net Loans	$254,096,919	98.91%	$266,396,100	98.92%

Allowance for loan losses and provisions - The Company maintains an allowance for loan losses at a level that management believes is appropriate to absorb losses inherent in the loan portfolio (See “Critical Accounting Policies”). As of September 30, 2007, the Company maintained a residential loan portfolio (including home equity lines of credit) of $154.5 million, compared to $157.0 million at December 31, 2006, accounting for 60.1% and 58.3%, respectively, of the total loan portfolio.  The commercial real estate portfolio (including construction, land development and farmland loans) totaled $66.6 million and $69.3 million, respectively, at September 30, 2007 and December 31, 2006, comprising 25.9% and 25.7%, respectively, of the total loan portfolio.  The Company's commercial loan portfolio includes loans that carry guarantees from government programs, thereby mitigating the Company's credit risk on such loans.  At September 30, 2007, the Company had $17.5 million in loans under various government loan guarantee programs, with the guaranteed portion totaling $12.3 million, compared to $18.4 million in loans carrying a guaranteed total of $13.1 million at December 31, 2006.  The volume of residential and commercial loans secured by real estate, together with the low historical loan loss experience in these portfolios, and experienced loan officers and well established loan underwriting and credit administration staffs, helps to support the Company's estimate for loan loss coverage.

The following table summarizes the Company's loan loss experience for the nine months ended September 30,

	2007	2006
Loans Outstanding End of Period	$256,909,154	$266,656,468
Average Loans Outstanding During Period	$265,366,409	$262,198,237

Loan Loss Reserve, Beginning of Period	$2,267,821	$2,189,187
Loans Charged Off:
Residential Real Estate	0	5,490
Commercial Real Estate	0	5,998
Commercial Loans not Secured by Real Estate	0	13,266
Consumer Loans	116,782	46,802
Total Loans Charged Off	116,782	71,556
Recoveries:
Residential Real Estate	13,446	1,340
Commercial Real Estate	12,459	0
Commercial Loans not Secured by Real Estate	1,944	2,912
Consumer Loans	20,021	44,924
Total Recoveries	47,870	49,176
Net Loans Charged Off	68,912	22,380
Provision Charged to Income	122,500	112,500
Loan Loss Reserve, End of Period	$2,321,409	$2,279,307

Net Charge Offs to Average Loans Outstanding	0.026%	0.009%
Loan Loss Reserve to Average Loans Outstanding	0.875%	0.869%

Non-performing assets for the comparison periods were as follows:

	September 30, 2007		December 31, 2006

		Percent		Percent
	Balance	of Total	Balance	of Total

Non-Accruing loans	$662,060	62.82%	$720,587	77.78%
Loans past due 90 days or more and still accruing	391,806	37.18%	205,801	22.22%
Total	$1,053,866	100.00%	$926,388	100.00%

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

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit (including commercial and construction lines of credit), standby letters of credit and risk-sharing commitments on certain sold loans.   Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.  During the first nine months of 2007, the Company did not engage in any activity that created any additional types of off-balance-sheet risk.  However, as noted above in the Overview and in Note 8 (Subsequent Event) to the financial statements, on October 31, 2007 the Company completed a $12.5 million trust preferred securities financing, for the purposes of funding a portion of the merger consideration for the pending acquisition of LyndonBank.  The capital securities were issued by a newly-formed Delaware trust subsidiary of the Company, CMTV Statutory Trust I, and bear interest of fixed rate of 7.56% per year for the first five years, followed by a floating rate, adjusted quarterly, equal to the three-month LIBOR, plus 2.85%.  The Company has guaranteed the payment, after expiration of any grace or cure period, of any amounts to be paid by the trust under the terms of the trust preferred securities.  This guarantee represents an unsecured contingent obligation of the Company.

     The Company generally requires collateral or other security to support financial instruments with credit risk.  The Company's financial instruments or commitments whose contract amount represents credit risk as of September 30, 2007 were as follows:

Contract or
Notional Amount

Unused portions of home equity lines of credit	12,343,114
Other commitments to extend credit	20,342,953
Standby letters of credit and commercial letters of credit	36,500
Recourse on sale of credit card portfolio	1,311,950
MPF credit enhancement obligation, net of liability recorded	1,257,055

     Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  As mentioned in previous sections of this current report, the Company sold its credit card portfolio during the third quarter of 2007, thereby eliminating the unused portion of the credit card portfolio from the table above.  The recourse provision under the terms of the sale is based on total lines, not balances outstanding.  Based on historical losses, the Company does not expect any significant losses from this commitment.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table presents, as of September 30, 2007, significant fixed and determinable contractual obligations to third parties, by payment date:

	Less than	2-3	4-5	More than
	1 year	years	years	5 years	Total

Operating Leases	$144,673	$277,311	$200,112	$265,127	$887,223
FHLB Borrowings	30,000	0	0	10,000	40,000
Total	$174,673	$277,311	$200,112	$275,127	$927,223

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

     The Company has taken the approach of offering deposit specials at competitive rates, in varying terms that fit within the balance sheet mix.  The strategy of offering specials is meant to provide a means to retain deposits while not having to reprice the entire deposit portfolio.  The Company recognizes that with increasing competition for deposits, it may at times be desirable to utilize alternative sources of funding to supplement deposits.  This year, the Board of Directors approved an updated Asset Liability Management Funding Policy that contemplates the expanded use of brokered deposits.  This will allow the Company to augment retail deposits and borrowings with brokered deposits as needed to help fund loans.

     During the first nine months of 2007, the Company's available-for-sale investment portfolio increased with purchases of $5.2 million and maturities totaling $3.0 million and the held-to-maturity investment portfolio increased $8.4 million while the loan portfolio decreased $12.4 million.  On the liability side, NOW and money market accounts decreased $4.2 million, while time deposits increased $1.1 million, and savings deposits increased $1.0 million.

     As a member of the Federal Home Loan Bank of Boston (FHLBB), the Company has access to pre-approved lines of credit.  The Company had a $1.0 million unsecured Federal Funds line with an available balance of the same at September 30, 2007.  Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.  Additional borrowing capacity of approximately $82.9 million through the FHLBB is secured by the Company's qualifying loan portfolio.

     To cover seasonal decreases in deposits primarily associated with municipal accounts, the Company typically borrows short-term advances from the FHLB and pays the advances down as the municipal deposits flow back into the bank during the third and fourth quarter.  At the end of the second quarter, the Company had borrowed $7 million in a short-term advance all of which was paid off during the third quarter of 2007.  As of September 30, 2007, the Company had total advances of $40,000 against the $82.9 million consisting of the following:

	Annual		Principal
Purchase Date	Rate	Maturity Date	Balance

Long-term Advances
November 16, 1992	7.57%	November 16, 2007	$30,000
November 16, 1992	7.67%	November 16, 2012	10,000
Total Long-term Advances			$40,000

     Under a separate agreement with FHLBB, the Company has the authority to collateralize public unit deposits, up to its FHLBB borrowing capacity ($82.9 million less outstanding advances noted above) with letters of credit issued by the FHLBB.  At September 30, 2007, approximately $61.2 million was pledged under this agreement, as collateral for these deposits.  A letter of credit fee is charged to the Company quarterly based on the average daily balance for the quarter at an annual rate of 20 basis points.  The average daily balance for the third quarter of 2007 was approximately $11.7 million.

     Other alternative sources of funding come from unsecured Federal Funds lines with two other correspondent banks that total $7.5 million.  There were no balances outstanding on either line at September 30, 2007.

     In the third quarter of 2007, the Company declared a cash dividend of $0.17 per share, payable in the fourth quarter of 2007, requiring an accrual of $742,421 at September 30, 2007.  In the second quarter of 2007, the Company declared a 5% stock dividend to be paid during the third quarter, requiring restatement of all per share data prior to the second quarter of 2007, and an estimated accrual of $2,801,082 recorded to Shareholders’ Equity.  During the third quarter of 2007, an adjusting entry was made to Shareholders’ Equity to reflect the actual valuation of the stock dividend on the payment date ($2,821,320).  The required accounting entries for the stock dividend have resulted in a shift from Retained Earnings at December 31, 2007 to Accumulated Deficit as indicated on the Balance Sheet as of September 30, 2007.

The following table illustrates the changes in shareholders' equity from December 31, 2006 to September 30, 2007:

Balance at December 31, 2006 (book value $7.09 per share)	$30,730,811
Net income	2,460,311
Issuance of stock through the Dividend Reinvestment Plan	623,874
Purchase of treasury stock (fractional share redemption associated with the 5% stock dividend)	(8,045)
Total dividends declared	(2,149,218)
Unrealized holding gain arising during the period on available-for-sale securities, net of tax	204,693
Balance at September 30, 2007 (book value $7.27 per share)	31,862,426

     At September 30, 2007, the Company reported that of the 405,000 shares authorized for the stock buyback plan, 178,890 shares have been purchased, leaving 226,110 shares available for repurchase.  The repurchase price paid for these shares ranged from $9.75 per share in May of 2000 to $16.50 per share paid in September of 2005.  During the first nine months of 2007, the Company did not repurchase any shares pursuant to the buyback authority.  The last purchase pursuant to such authority was December 23, 2005 in which 4,938 shares were repurchased at a price of $16.00 per share. For additional information on stock repurchases by the Company and affiliated purchasers (as defined in SEC Rule 10b-18) refer to Part II, Item 2 of this Report.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a so-called leverage ratio of Tier 1 capital (as defined) to average assets (as defined).  Under current guidelines, banks must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined).

     Regulators have also established minimum capital ratio guidelines for FDIC-insured banks under the prompt corrective action provisions of the Federal Deposit Insurance Act, as amended.  These minimums are a total risk-based capital ratio of 10.0%, a Tier I risk-based capital ratio of 6%, and a leverage ratio of 5%.  As of September 30, 2007, the Company’s Subsidiary was deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Subsidiary's classification.

The risk based ratios of the Company and its subsidiary as of September 30, 2007 and December 31, 2006 exceeded regulatory guidelines and are presented in the table below.

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2007:
Total capital (to risk-weighted assets)
Consolidated	$34,249	14.89%	$18,398	8.0%	N/A	N/A
Bank	$34,341	14.96%	$18,361	8.0%	$22,951	10.0%
Tier I capital (to risk-weighted assets)
Consolidated	$31,928	13.88%	$ 9,199	4.0%	N/A	N/A
Bank	$32,020	13.95%	$ 9,181	4.0%	$13,771	6.0%
Tier I capital (to average assets)
Consolidated	$31,928	9.31%	$13,716	4.0%	N/A	N/A
Bank	$32,020	9.34%	$13,709	4.0%	$17,136	5.0%

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2006:
Total capital (to risk-weighted assets)
Consolidated	$33,270	14.10%	$18,879	8.0%	N/A	N/A
Bank	$33,047	14.01%	$18,872	8.0%	$23,590	10.0%
Tier I capital (to risk-weighted assets)
Consolidated	$31,002	13.14%	$ 9,439	4.0%	N/A	N/A
Bank	$30,779	13.05%	$ 9,436	4.0%	$14,154	6.0%
Tier I capital (to average assets)
Consolidated	$31,002	8.59%	$14,434	4.0%	N/A	N/A
Bank	$30,779	8.53%	$14,430	4.0%	$18,038	5.0%

     The Company intends to maintain a capital resource position in excess of the minimums shown above.  Consistent with that policy, management will continue to anticipate the Company's future capital needs.

     From time to time the Company may make contributions to the capital of Community National Bank.  At present, regulatory authorities have made no demand on the Company to make additional capital contributions.  On August 2, 2007, the Company agreed to acquire LyndonBank, headquartered in Lyndonville, Vermont, through a merger of LyndonBank into Community National Bank, for a cash price of approximately $26.7 million.  As described above in the Overview and in Note 8 (Subsequent Event) to the financial statements, in connection with that transaction, the Company has completed a $12.5 million trust preferred securities financing.  The Company intends to contribute all, or substantially all, of the proceeds of such issuance to the capital of Community National Bank.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to purchases of the Company’s common stock during the third quarter ended September 30, 2007, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
	Total Number	Average	Shares Purchased	Purchased Under
	Of Shares	Price Paid	as Part of Publicly	the Plan at the
For the period:	Purchased(1)(2)	Per Share	Announced Plan(3)	End of the Period

July 1 - July 31	0	$0	0	226,110
August 1 - August 31	117	$13.75	0	226,110
September 1 - September 30	0	$0	0	226,110
Total	117	$13.75	0	226,110

(1)  All 117 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through Community Financial Services Group, LLC (“CFSG”), which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.  All purchases by the Plan were made in the open market in brokerage transactions and reported on the OTC Bulletin Board©.

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

ITEM 6. Exhibits

The following exhibits are incorporated by reference:
Exhibit 2.1 – Agreement and Plan of Merger dated as of August 1, 2007 among Community Bancorp., Community National Bank and LyndonBank incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 2, 2007.
Exhibit 4.1 - Indenture dated as of October 31, 2007 between Community Bancorp., as issuer and Wilmington Trust Company, as indenture trustee, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 2, 2007.
Exhibit 4.2 - Amended and Restated Declaration of Trust dated as of October 31, 2007 among Community Bancorp., as sponsor, Wilmington Trust Company, as Delaware and institutional Trustee, and the administrators named therein, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 2, 2007.
Exhibit 10.1 - Guarantee Agreement dated as of October 31, 2007 between Community Bancorp., as guarantor and Wilmington Trust Company, as guarantee trustee, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 2, 2007.
Exhibit 10.2 - Placement Agreement dated October 30, 2007 among Community Bancorp., CMTV Statutory Trust I, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 2, 2007.

The following exhibits are filed with this report:
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

COMMUNITY BANCORP.

DATED: November 13, 2007	/s/ Richard C. White
Richard C. White, Chairman &
Chief Executive Officer

DATED: November 13, 2007	/s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Operating Officer
(Chief Financial Officer)