Form 10-K/A
period 2006-12-31
COMMUNITY BANCORP /VT
filed 2008-03-21
CIK 718413

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

EXPLANATORY NOTE:  The sole purpose of this amendment is to correct the SEC file number of a Securities Act registration statement referred to in the accountant’s consent filed as Exhibit 23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 22, 2007.

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
Exhibit 10(i)* - Directors Deferred Compensation Plan is incorporated by reference to exhibit 10(i) of the Form 10-K filed with the Commission on March 31, 2000, and supplemented by the disclosure contained in the Company's Current Report on Form 8-K filed with the Commission on December 19, 2005.
Exhibit 10(ii)* - Supplemental Retirement Plan is incorporated by reference to exhibit 10(ii) of the Form 10-K filed with the Commission on March 29, 2002.
Exhibit 10(iii) - Description of the Officer Incentive Plan* is incorporated by reference to the section of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007, under the caption "EXECUTIVE COMPENSATION - Officer Incentive Plan".
Exhibit 10(iv)* - Description of the Directors Retirement Plan filed as exhibit 10(iv) of the Company's Form 10-K filed with the Commission on March 30, 2005; plan terminated in 2005 with respect to future accruals, as disclosed in the Company's Current Report on Form 8-K filed with the Commission on December 19, 2005.
Exhibit 14 - Code of Ethics for Senior Financial Officers and the Principal Executive Officer is incorporated by reference to Exhibit 14 of the Form 10-K filed with the Commission on March 30, 2004.

The following exhibits are filed as part of this report:
Exhibit 13** - Portions of the Annual Report to Shareholders of Community Bancorp. for 2006,
specifically incorporated by reference into this report.
Exhibit 21** - Subsidiaries of Community Bancorp.
Exhibit 23 - Consent of Berry, Dunn, McNeil & Parker [Corrected, filed with this report on Form 10-K/A; replaces previously filed exhibit]
Exhibit 31.1** - Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.1.1 – Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002 [updated, filed with this report on Form 10-K/A]
Exhibit 31.2** - Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2.1 – Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002 [updated, filed with this report on Form 10-K/A]
Exhibit 32.1** - Certification from the Chief Executive Officer of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2** - Certification from the Chief Financial Officer of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*  Denotes compensatory plan or arrangement.
** Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP.

BY: /s/ Stephen P. Marsh	Date: March 21, 2008
Stephen P. Marsh, President
and Chief Executive Officer