Form 10-K
period 2007-12-31
COMMUNITY BANCORP /VT
filed 2008-03-31
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
YES (X)     NO (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ( )		Accelerated filer ( )
Non-accelerated filer ( )	(Do not check if a smaller reporting company)	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES (  )     NO(X)

As of June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was $55,659,562, based on a per share trade price of $14.00, as reported on the OTC Bulleting Board® on June 28, 2007 (the date of the last reported sale prior to July 1, 2007).  For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant.  However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 4,399,586 shares outstanding of the issuer's class of common stock as of the close of business on March 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 2007 are incorporated by reference to Part II.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held June 10, 2008 are incorporated by reference to Part III.

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

Community National Bank was organized in 1851 as the Peoples Bank, and was subsequently reorganized as the National Bank of Derby Line in 1865.  In 1975, after 110 continuous years of operation as the National Bank of Derby Line, the Bank acquired the Island Pond National Bank and changed its name to "Community National Bank."  Effective December 31, 2007, the Company acquired LyndonBank, a Vermont commercial bank, located in Lyndonville, Vermont, with approximately $127 million in assets, through the merger of LyndonBank with and into Community National Bank.

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

Competition

The Bank has five banking offices located in Orleans County, one office in Essex County, four offices in Caledonia County (including three former LyndonBank offices), two offices in Washington County, one office each in Franklin and Lamoille Counties (both former LyndonBank offices).  Its primary service area is in the Town of Derby and City of Newport, Vermont in Orleans County, with approximately 40% of its total deposits derived from the Company's Derby, Derby Line and Newport offices as of December 31, 2007.

The Bank competes in all aspects of its business with other banks and credit unions in northern and central Vermont, including two of the largest banks in the state, which maintain branch offices throughout the Bank's service area.  Historically, competition in Orleans and Essex Counties has come primarily from two of the largest banks in the state, the Chittenden Bank based in Burlington, Vermont and TD Banknorth, N.A. based in Portland, Maine.  The Chittenden Bank maintains a branch office in Newport, and TD Banknorth, N.A. maintains branch offices in Barton, Orleans, and St. Johnsbury.  The Bank also competes in Orleans County with one local bank, Passumpsic Savings Bank, based in St. Johnsbury, and with three local credit unions, Orlex Credit Union and Border Lodge Credit Union, both based in Newport, and North Country Federal Credit Union, based in South Burlington.  The Bank's primary competitors in Caledonia County are Passumpsic Savings Bank and Union Bank based in Morrisville, TD Banknorth, N.A., Northern Lights Federal Credit Union, based in St. Johnsbury, Vermont State Employees Credit Union, based in Montpelier, Merchants Bank, based in Burlington and North Country Federal Credit Union.  In Washington County, the Bank competes with Merchants Bank, Chittenden Bank and TD Banknorth, N.A, as well as Northfield Savings Bank based in Northfield, Key Bank based in Ohio, Citizens Bank Vermont, based in Rhode Island, Vermont State Employees Credit Union, North Country Federal Credit Union, and Granite Hills Credit Union, based in Barre.  In Franklin County, the Bank competes with Peoples Trust Company based in St. Albans, TD Banknorth, N.A., Chittenden Bank, Citizens Bank Vermont, Key Bank, Merchants Bank, and Union Bank.  In Lamoille County the Bank’s competitors are Union Bank, TD Banknorth, Chittenden Bank and Merchants Bank.

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

Employees

As of December 31, 2007, the Company did not have any employees at the holding company level.  However, as of such date, the Bank employed 176 full-time employees and 18 part-time employees.  Management of the Bank considers its employee relations to be good.

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

Effective in 2007 for the Company, Section 404 of Sarbanes Oxley requires management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting.  Beginning in 2008, the Company’s external auditors will be required to attest to, and report on, management’s assessment of the Company’s internal controls and the operating effectiveness of these controls.  In 2007, The Company performed an entity-level control assessment that identified and documented the Company’s key controls.  Bank-wide testing of key controls was performed based on the assessment and remediation was implemented where weakness was noted.  Results of on-going testing of key controls were used by management to assess the adequacy and effectiveness of the Company’s internal controls over financial reporting.  The Company has incurred, and expects to continue to incur, costs in connection with its compliance with Section 404.

More information on the Company’s corporate governance practices is available on the Company’s website at www.communitybancorpvt.com.

SEC Regulatory Relief for Smaller Reporting Companies.  In December 2007, the SEC adopted amendments to its disclosure and reporting rules to extend to more public companies the benefits of the simplified and less rigorous disclosure requirements previously applicable only to “small business issuers.”  The amendments establish a new category of “smaller reporting companies” with a public float of less than $75 million.  The Company qualifies as a smaller reporting company as of its last measurement date (June 30, 2007).  Under the amendments, smaller reporting companies are able to elect whether to comply with specified financial and nonfinancial disclosure requirements on an item by item basis.  The amendments were effective February 4, 2008 and the Company has elected to avail itself of some of the relief provided in the amendments in connection with preparation of the Company’s annual meeting proxy statement and its periodic reports, including this annual report on Form 10-K.

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

Capital and Operational Requirements.  The Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC") and other banking regulators have issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a three-tier capital framework. "Tier 1 capital" generally consists of common and qualifying preferred shareholders' equity and trust preferred securities up to applicable limitations, less certain intangibles and other adjustments. "Tier 2 capital" and "Tier 3 capital" generally consist of subordinated and other qualifying debt, preferred stock that does not qualify as Tier 1 capital and the allowance for credit losses up to 1.25% of risk-weighted assets.

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

As of December 31, 2007, both Community Bancorp. and Community National Bank were considered "well capitalized" under all applicable regulatory requirements.

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

Home Mortgage Disclosure Act.  The federal Home Mortgage Disclosure Act (“HMDA”), which is implemented by Federal Reserve Board Regulation C, requires mortgage lenders that maintain offices within Metropolitan Statistical Areas (MSAs) to report and make available to the public specified information regarding their residential mortgage lending activities, such as the pricing of home mortgage loans, including the “rate spread” between the interest rate on loans and certain treasury securities and other benchmarks.  Community National Bank became subject to HMDA reporting requirements as a result of its merger with LyndonBank in 2007, as the former LyndonBank branch in Enosburg Falls in Franklin County is included within the Burlington, Vermont MSA.

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

Management reviewed and reclassified the Company’s deposits during 2007, to the extent permissible under Regulation D, resulting in a reduction in required reserves.

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

Item 1A.  Risk Factors

Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective February 4, 2008).

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.  Properties

Although Community Bancorp. does not itself own or lease real property, the Bank owns and leases various properties for its banking operations.  The Company's administrative offices are located at the main offices of the Bank.  All of the Bank’s offices are located in Vermont.  In addition to the main office in Derby, the Bank maintains facilities in the Cities of Newport, Montpelier and Barre; the Towns of Barton, Lyndon, Enosburg, Morristown and St. Johnsbury, and the Villages of Island Pond, Troy, Derby Line, and Lyndonville.

The Bank's main offices are located on U.S. Route 5 in Derby, Vermont, in a freshly renovated 15,000 square foot two-story brick building with a 19,000 square foot state of the art addition, which was completed in the first quarter of 2006.  The addition houses an operations center as well as a community room used by the Bank for meetings and various functions.  This community room has a secure outside access making it possible for the Bank to offer it to non-profit organizations after banking hours free of charge.  A remote drive-up facility and an additional ATM featuring drive-up access were also part of this major renovation project.

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

One of the Company’s two St. Johnsbury offices is located at the corner of the I-91 Access Road and Route 5 in the town of St. Johnsbury.  The Bank occupies approximately 2,250 square feet in the front of the Price Chopper building. Fully equipped with an ATM and a drive-up window, this office operates as a full service banking facility.  This space is leased from St. Johnsbury Properties, Inc., a wholly owned subsidiary of Murphy Realty Co. Inc. of St. Johnsbury.  Peter Murphy, President of Murphy Realty, is a director of the Company.

The second St. Johnsbury office is a former LyndonBank office located on the southern end of Railroad Street, which consists of approximately 1,600 square feet.  This is a newly constructed building that the Company leases, which opened for business in August of 2005.  It houses one office, customer service areas and a small meeting room.  This is a full service facility consisting of a walk-up ATM in the front vestibule and a two-lane drive-up window.

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

The Barre office is a two-story, 8,000 square foot building located at 316 North Main Street.  This office was built on leased land in 2003.  In 2007 the Company exercised an option to buy on the land, and now owns both the building and the land.  This building houses a full-service branch, a two-lane drive-up window, including a drive-up ATM, as well as an inside lobby ATM.  The branch also includes a Community Room that is made available as a public service to outside non-profit groups to be used for meetings and gatherings at no charge.

The Bank owns an office located on Broad Street in Lyndonville, which was formerly the main office of LyndonBank.  The main part of the building was originally constructed in 1895 and was subsequently expanded on two occasions, once in 1961 and again in the early 1970’s.  A portion of the building is one story with a two-story addition on the back.  The building is approximately 6,200 square feet.  The first floor is used for customer services while the second floor has clerical offices and a meeting room.  The building is primarily constructed of brick with a front exterior of polished red granite.  A walk-up ATM is located in the front entry vestibule.

The Memorial Drive office in the town of Lyndon, which is a former LyndonBank branch, is a newly constructed full service banking facility that opened for business in August of 2006.  The facility consists of approximately 2,600 square feet with a 3-lane drive-up, one of which is exclusively for night drops and ATM usage.  This facility is leased from a neighboring business, 48 Broad Street, LLC, owned by David Stahler who is a former director of LyndonBank and is now a member of Community National Bank’s Lyndon area advisory board.

The Bank owns a building on Elm Street in Lyndonville which housed the deposit and loan operations of the former LyndonBank.  This is a two-story brick building with approximately 4,796 feet on each floor.  The second floor of this building has not been completed for occupancy and although the building was physically fitted for an elevator one has not been installed.

The Bank also owns a vacant lot adjacent to the Elm Street operations center in Lyndonville.  This lot is used for parking for bank employees of the Broad Street office.

The Bank owns a full service banking office in Enosburg, which is a former LyndonBank office, consisting of approximately 3,056 square feet.  The building was constructed in 1997 and houses offices and customer service areas.  The office has a drive-up ATM plus two additional drive-through banking lanes.

The Bank leases approximately 2,688 square feet of space for the Morrisville office, which is a former LyndonBank office, on the easterly side of the former Charlmont Restaurant building located on Route 15 West in Morristown.  The building was newly renovated for the branch office which opened for business in February of 2007.  It is a one story area with a walk-up ATM in the front vestibule and a two-lane drive-up window.

The Bank owns an additional building on U.S. Route 5 in Derby, which is a former LyndonBank office.  This office was consolidated with the Bank’s main office, also located on U.S. Route 5, on March 24, 2008.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company or the Bank is a party or of which any of its property is the subject, other than routine litigation incidental to its banking business none of which is material to the Company's consolidated operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the trading market in, market price of, and dividends paid on, the Company's common stock is incorporated by reference to the Annual Report to Shareholders for 2007 in the section immediately following the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption "Common Stock Performance by Quarter".  The balance of the information required by item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective February 4, 2008).

As reported in the Company’s current report on Form 8-K dated December 27, 2007, on that date the Company completed the sale of 25 shares of its Series A Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock for an aggregate sale price of $2.5 million.  The sale proceeds net of expenses of issuance were used to fund a portion of the merger consideration and related acquisition costs in connection with the Company’s acquisition of LyndonBank at year end 2007.  The shares were sold to three institutional investors in a private transaction in reliance on an exemption from registration under Section 4(2) of the federal Securities Act and/or SEC Regulation D.

The following table provides information as to purchases of the Company’s common stock during the fourth quarter ended December 31, 2007, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
For the month ended:	Shares Purchased(1)	Paid Per Share	Announced Plan(2)	End of the Period(2)

October 1 - October 31	0	$0	0	226,110
November 1 - November 30	3,150	$13.82	0	226,110
December 1 - December 31	0	$0	0	226,110
Total	3,150	$13.82	0	226,110

(1)  3,150 shares were purchased by Community Financial Services Group, LLC (“CFSG”), which may be deemed to be an affiliate of the Company under Rule 10b-18, for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan. All purchases by CFSG were made in the open market in brokerage transactions and reported on the OTC Bulletin Board©.

(2)  The Company’s Board of Directors in April, 2000 initially authorized the repurchase from time to time of up to 205,000 shares of the Company’s common stock in open market and privately negotiated transactions, in management’s discretion and as market conditions may warrant.  The Board extended this authorization on October 15, 2002 to repurchase an additional 200,000 shares, with an aggregate limit for such repurchases under both authorizations of $3.5 million.  The approval did not specify a termination date, and although there were no repurchases during 2007, the repurchase program is still open.

Item 6.  Selected Financial Data

Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective Feb. 4, 2008).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference to the section immediately following the “Notes to Consolidated Financial Statements” of the Annual Report to Shareholders for 2007, filed as Exhibit 13 to this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to the section labeled "Risk Management", of Management's Discussion and Analysis of Financial Condition and Results of Operation in the Annual Report to Shareholders for 2007, filed as Exhibit 13 to this report.

Item 8.  Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry, Dunn, McNeil & Parker, are incorporated herein by reference from the Annual Report to Shareholders for 2007, filed as Exhibit 13 to this report.

In accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective Feb. 4, 2008), the Company has elected to present audited statements of income, cash flows and changes in shareholders’ equity for each of the preceding two, rather than three, fiscal years.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of December 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of December 31, 2007 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  As of December 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting.  Management assessed the Company’s system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of December 31, 2007, its system of internal control over financial reporting met those criteria and is effective.

Management’s report on internal control over financial reporting does not cover the internal controls and procedures of LyndonBank, which was merged into the Company’s subsidiary, Community National Bank, effective December 31, 2007.  The LyndonBank acquisition met the test for significance under section 3-05(b)(2)(iii) of SEC Regulation S-X.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not Applicable

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2008.

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

Item 11.  Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2008:

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2008:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION."

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2008:

Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -Transactions with Management."
Information regarding the independence of directors under the caption “CORPORATE GOVERNANCE – Director Independence.”

Item 14.  Principal Accounting Fees and Services

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2008 under the caption "ARTICLE 2- RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

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

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The Company's audited consolidated financial statements and notes thereto and the report of Berry, Dunn, McNeil & Parker thereon, are incorporated by reference to the Annual Report to Shareholders for fiscal year 2007, filed as Exhibit 13 to this report.

(b)  Exhibits

The following exhibits are incorporated by reference:
Exhibit 3(i) - Amended and Restated Articles of Association filed as Exhibit 3(i) to the Company's Form 10-Q report filed with the Commission on .
Exhibit 3(ii) – Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of the Series A Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, filed as Exhibit 3(i) to the Company’s 8-K Report filed on December 27, 2007.
Exhibit 3(iii) - Amended and Restated By-laws of Community Bancorp. as amended through April 4, 2006 filed as Exhibit 3(ii) in the Company’s Form 10-K/A filed on April 13, 2006.
4(i) – Indenture dated as of October 31, 2007 between Community Bancorp., as issuer and Wilmington Trust Company, as indenture trustee, filed as Exhibit 4.1 to the Company’s 8-K Report filed on November 2, 2007.
4(ii) – Amended and Restated Declaration of Trust dated as of October 31, 2007 among Community Bancorp., as sponsor, Wilmington Trust Company, as Delaware and institutional Trustee, and the administrators named therein, filed as Exhibit 4.2 to the Company’s 8-K Report filed on November 2, 2007.
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
Exhibit 10(iii) - Description of the Officer Incentive Plan* is incorporated by reference to the section of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2008, under the caption "EXECUTIVE COMPENSATION - Officer Incentive Plan".

Exhibit 10(iv) - Description of the Directors Retirement Plan* filed as exhibit 10(iv) of the Company's Form 10-K filed with the Commission on March 30, 2005; plan terminated in 2005 with respect to future accruals, as disclosed in the Company's Current Report on Form 8-K filed with the Commission on December 19, 2005.
10(v) – Guarantee Agreement dated as of October 31, 2007 between Community Bancorp., as guarantor and Wilmington Trust Company, as guarantee trustee, filed as Exhibit 10.1 to the Company’s 8-K Report filed on November 2, 2007.
10(vi) – Placement Agreement dated October 30, 2007 among Community Bancorp., CMTV Statutory Trust I, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., filed as Exhibit 10.2 to the Company’s 8-K Report filed on November 2, 2007.
Exhibit 14 - Code of Ethics for Senior Financial Officers and the Principal Executive Officer is incorporated by reference to Exhibit 14 of the Form 10-K filed with the Commission on March 30, 2004.

The following exhibits are filed as part of this report:**
Exhibit 13 - Portions of the Annual Report to Shareholders of Community Bancorp. for 2007,
specifically incorporated by reference into this report.
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
** Exhibit 12 (Statement re Computation of Ratios) is omitted in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective February 4, 2008).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP.

BY: /s/ Stephen P. Marsh	Date: March 31, 2008
Stephen P. Marsh, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Stephen P. Marsh	Date: March 31, 2008
Stephen P. Marsh, President and CEO

COMMUNITY BANCORP. DIRECTORS

/s/ Thomas E. Adams	Date: March 31, 2008
Thomas E. Adams

/s/ Charles W. Bucknam, Jr.	Date: March 31, 2008
Charles W. Buckman, Jr.

/s/ Aminta K. Conant	Date: March 31, 2008
Aminta K. Conant

/s/ Jacques R. Couture	Date: March 31, 2008
Jacques R. Couture

/s/ Elwood G. Duckless	Date: March 31, 2008
Elwood G. Duckless

/s/ Rosemary M. Lalime	Date: March 31, 2008
Rosemary M. Lalime

/s/ Marcel Locke	Date: March 31, 2008
Marcel Locke

/s/ Stephen P. Marsh	Date: March 31, 2008
Stephen P. Marsh

/s/ Dorothy R. Mitchell	Date: March 31, 2008
Dorothy R. Mitchell

/s/ Anne T. Moore	Date: March 31, 2008
Anne T. Moore

/s/ Peter J. Murphy	Date: March 31, 2008
Peter J. Murphy

/s/Richard C. White	Date: March 31, 2008
Richard C. White