Form 10-Q
period 2008-05-15
COMMUNITY BANCORP /VT
filed 2008-05-15
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ( X )  No (  )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ( )	Accelerated filer ( )
Non-accelerated filer ( ) (Do not check if a smaller reporting company)	Smaller reporting company ( X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES (  )     NO(X)

At May 13, 2008, there were 4,416,027 shares outstanding of the Corporation's common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARY	March 31	December 31	March 31
Consolidated Balance Sheets	2008	2007	2007
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$8,704,470	$17,486,535	$8,750,703
Federal funds sold and overnight deposits	1,075,224	2,785,988	1,242,023
Total cash and cash equivalents	9,779,694	20,272,523	9,992,726
Securities held-to-maturity (fair value $44,281,000 at 03/31/08,
$34,273,000 at 12/31/07, and $20,911,000 at 03/31/07)	44,211,914	34,310,833	20,788,310
Securities available-for-sale	38,366,253	46,876,771	21,717,027
Restricted equity securities, at cost	3,456,850	3,456,850	2,308,950
Loans held-for-sale	1,294,564	685,876	528,872
Loans	357,467,878	355,885,207	266,475,860
Allowance for loan losses	(2,969,847)	(3,026,049)	(2,295,985)
Unearned net loan fees	(385,293)	(443,372)	(585,079)
Net loans	354,112,738	352,415,786	263,594,796
Bank premises and equipment, net	15,966,624	16,361,152	12,418,999
Accrued interest receivable	2,619,771	2,304,055	1,799,659
Bank owned life insurance	3,591,861	3,559,376	0
Core deposit intangible	3,952,950	4,161,000	0
Goodwill	10,560,339	10,347,455	0
Other assets	7,175,651	7,279,941	5,602,488
Total assets	$495,089,209	$502,031,618	$338,751,827
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$48,820,207	$64,019,707	$46,801,261
NOW and money market accounts	131,991,064	120,993,657	72,457,733
Savings	50,165,818	46,069,943	40,098,014
Time deposits, $100,000 and over	59,049,571	58,860,374	33,957,887
Other time deposits	120,502,762	126,276,429	97,699,320
Total deposits	410,529,422	416,220,110	291,014,215
Federal funds purchased and other borrowed funds	16,476,000	13,760,000	40,000
Repurchase agreements	14,820,990	17,444,933	14,457,778
Capital lease obligations	940,704	943,227	0
Junior subordinated debentures	12,887,000	12,887,000	0
Accrued interest and other liabilities	4,715,341	5,855,988	2,255,765
Total liabilities	460,369,457	467,111,258	307,767,758
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued and outstanding at 03/31/08 and 12/31/07, and no shares issued and
outstanding at 03/31/07	2,500,000	2,500,000	0
Common stock - $2.50 par value; 10,000,000 shares authorized at
03/31/08 and 12/31/07, and 6,000,000 shares authorized at 03/31/07;
and 4,626,095 shares issued at 03/31/08, 4,609,268 shares issued
at 12/31/07, and 4,354,946 shares issued at 03/31/07	11,565,237	11,523,170	10,887,365
Additional paid-in capital	25,197,645	25,006,439	22,175,854
Retained earnings (accumulated deficit)	(2,128,563)	(1,597,682)	733,787
Accumulated other comprehensive income (loss)	208,210	111,210	(198,205)
Less: treasury stock, at cost; 210,101 shares at 03/31/08 and
12/31/07 and 209,510 shares at 03/31/07	(2,622,777)	(2,622,777)	(2,614,732)
Total shareholders' equity	34,719,752	34,920,360	30,984,069
Total liabilities and shareholders' equity	$495,089,209	$502,031,618	$338,751,827

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
For The First Quarter Ended March 31,	2008	2007

Interest income
Interest and fees on loans	$6,127,296	$4,763,196
Interest on debt securities
Taxable	495,453	207,770
Tax-exempt	395,161	206,790
Dividends	59,660	49,957
Interest on federal funds sold and overnight deposits	58,518	32,245
Total interest income	7,136,088	5,259,958

Interest expense
Interest on deposits	2,906,304	1,903,355
Interest on federal funds purchased and other borrowed funds	144,358	7,714
Interest on repurchase agreements	77,378	82,120
Interest on junior subordinated debentures	292,523	0
Total interest expense	3,420,563	1,993,189

Net interest income	3,715,525	3,266,769
Provision for loan losses	62,499	37,500
Net interest income after provision	3,653,026	3,229,269

Non-interest income
Service fees	524,152	324,023
Income on bank owned life insurance	32,485	0
Other income	339,137	379,323
Total non-interest income	895,774	703,346

Non-interest expense
Salaries and wages	1,648,910	1,131,174
Employee benefits	613,047	431,599
Occupancy expenses, net	859,087	606,142
Other expenses	1,456,076	981,079
Total non-interest expense	4,577,120	3,149,994

(Loss) income before income taxes	(28,320)	782,621
Income tax (benefit) expense	(245,368)	107,365
Net Income	$217,048	$675,256

Earnings per common share	$0.05	$0.16
Weighted average number of common shares
used in computing earnings per share	4,405,237	4,342,230
Dividends declared per common share	$0.17	$0.16
Book value per common share on shares outstanding at March 31,	$7.86	$7.12

All share and per share data for prior periods restated to reflect a 5% stock dividend declared in June 2007.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,	2008	2007

Cash Flow from Operating Activities:
Net Income	$217,048	$675,256
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation and amortization	277,762	231,854
Provision for loan losses	62,499	37,500
Deferred income taxes	(157,562)	(31,521)
Net gain on sale of loans	(80,912)	(57,644)
Gain on investment in Trust LLC	(18,604)	(44,709)
Amortization (accretion) of bond premium (discount), net	(107,614)	4,966
Proceeds from sales of loans held for sale	6,745,555	5,759,917
Originations of loans held for sale	(7,273,331)	(5,664,845)
Decrease in taxes payable	(231,722)	(211,114)
Increase in interest receivable	(315,716)	(132,524)
Decrease (increase) in mortgage servicing rights	48,023	(5,990)
Increase in other assets	(958,048)	(10,770)
Increase in bank owned life insurance	(32,485)	0
Amortization of core deposit intangible	208,050	0
Amortization of limited partnerships	100,500	97,530
Decrease in unamortized loan fees	(58,079)	(47,026)
Decrease in interest payable	(71,103)	(69,581)
Increase (decrease) in accrued expenses	623,172	(212,535)
(Decrease) increase in other liabilities	(631,880)	32,019
Net cash (used in) provided by operating activities	(1,654,447)	350,783

Cash Flows from Investing Activities:
Investments – held-to-maturity
Maturities and paydowns	1,358,968	2,869,900
Purchases	(11,260,049)	(2,588,344)
Investments – available-for-sale
Sales and maturities	9,765,102	1,000,000
Purchases	(1,000,000)	0
Proceeds from redemption of restricted equity securities	0	519,300
Decrease in limited partnership contributions payable	0	(236,094)
Investments in limited partnership	0	(222,000)
(Increase) decrease in loans, net	(1,726,267)	2,233,881
Capital expenditures, net of proceeds from sale of bank premises and equipment	119,115	(316,829)
Recoveries of loans charged off	24,895	10,649
Net cash (used in) provided by investing activities	(2,718,236)	3,270,463

Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market and savings accounts	(106,218)	(7,919,989)
Net decrease in time deposits	(5,584,470)	(2,053,990)
Net decrease in repurchase agreements	(2,623,943)	(2,626,168)
Net increase in short-term borrowings	10,716,000	0
Repayments on long-term borrowings	(8,000,000)	0
Common share dividends paid	(521,515)	(494,983)
Net cash used in financing activities	(6,120,146)	(13,095,130)

Net decrease in cash and cash equivalents	(10,492,829)	(9,473,884)
Cash and cash equivalents:
Beginning	20,272,523	19,466,610
Ending	$9,779,694	$9,992,726

Supplemental Schedule of Cash Paid During the Period
Interest	$3,491,666	$2,062,770
Income taxes	$105,000	$350,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$146,970	$109,786

Common Share Dividends Paid
Dividends declared	$747,929	$702,136
Decrease (increase) in dividends payable attributable to dividends declared	6,859	(2,587)
Dividends reinvested	(233,273)	(204,566)
	$521,515	$494,983

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND CONSOLIDATION

     The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for fair presentation of the financial condition and results of operations of the Company contained herein have been made.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 contained in the Company's Annual Report on Form 10-K.

NOTE 2.  5% STOCK DIVIDEND

     In June 2007, the Company declared a 5% stock dividend payable August 15, 2007 to shareholders of record as of July 15, 2007.  As a result of this stock dividend, all per share data and weighted average number of shares for prior periods have been restated.

NOTE 3.  RECENT ACCOUNTING DEVELOPMENTS

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard, (SFAS) No. 157, “Fair Value Measurements”, which provides enhanced guidance for using fair value to measure assets and liabilities.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS 157 effective January 1, 2008.  Additional information regarding the Company’s fair value measurements under SFAS 157 is contained in Note 8.  FASB Staff Position No. FAS 157-2 delays the measurement of goodwill and other intangible assets measured at fair value on a nonrecurring basis until the first quarter of 2009.

     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 contains provisions to apply the fair value option to existing eligible financial instruments at the date of adoption. This statement is effective as of the beginning of an entity’s first fiscal year after November 15, 2007, with provisions for early adoption.  To date the Company has not applied the fair value option to any financial instruments; therefore, SFAS No. 159 has not had any impact on the Company’s financial statements.

     In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings, in which the SEC Staff expresses its views concerning written loan commitments accounted for as derivatives or at fair value through earnings, as permitted by SFAS No. 159. It is the Staff's position that expected net future cash flows from servicing a loan should be included in the fair value measurement of a loan commitment when it qualifies for derivative accounting under SFAS No. 133 or at fair value through earnings, as permitted by SFAS No. 159. Implementation of SAB No. 109 did not have a material effect on the financial condition or results of operations of the Company.

     In December 2007, FASB revised SFAS No. 141, “Business Combinations” (SFAS No.141R). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  Additionally, SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquiree achieves control and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Accordingly, SFAS did not apply to the Company’s acquisition of LyndonBank completed at year-end 2007, but would apply to business combinations (if any) in 2009 and subsequent years.

     In December 2007, FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51”.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB No. 51 to establish accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company currently has one unconsolidated subsidiary, CMTV Statutory Trust I, which was created in 2007 in connection with the Company’s $12.5 million trust preferred securities financing.  The Company is currently evaluating the impact of SFAS No. 160 but does not expect it will have a material effect on its financial condition or results of operations.

     In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161 but does not expect it will have a material effect on its financial condition or results of operations.

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

     The Company’s income tax returns for the years ended December 31, 2004, 2005, 2006 and 2007 are open to audit under the statute of limitations by the Internal Revenue Service.  The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its provision for income taxes.  A late estimated tax payment for the first quarter of 2006 resulted in penalty and interest of $15,208 which is reflected in the provision for income taxes for 2007.

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

The Company's total comprehensive income for the comparison periods is calculated as follows:

For the first quarter ended March 31,	2008	2007

Net income	$217,048	$675,256
Other comprehensive income, net of tax:
Unrealized holding gain on available-for-sale
securities arising during the period	146,970	109,786
Tax effect	(49,970)	(37,327)
Other comprehensive income, net of tax	97,000	72,459
Total comprehensive income	$314,048	$747,715

Index

NOTE 7.  MERGER AND INTANGIBLE ASSETS

     On December 31, 2007, the Company completed its acquisition of LyndonBank, Lyndonville, Vermont, through the merger of LyndonBank with and into Community National Bank, the Company’s wholly-owned subsidiary.  The aggregate purchase price was approximately $26.7 million in cash.  To finance a portion of the acquisition costs, the Company issued $12.5 million of trust preferred securities and 25 shares of non-cumulative perpetual preferred stock for gross sale proceeds of $2.5 million.

     The transaction was accounted for as a purchase and, accordingly, the operations of LyndonBank are included in the Company’s consolidated financial statements from the date of the acquisition.  The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition.  The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill.  During the first quarter of 2008, the Company received valuations on bank premises and equipment to determine fair value and make the necessary adjustments to bank premises and equipment, goodwill and the related deferred tax liability.  The adjustment to goodwill was an increase of $212,884.

The purchase price allocation, including adjustments described above, was as follows:

Cash and cash equivalents	$12,079,764
Federal Home Loan Bank stock	1,006,700
Investments	23,541,893
Loans, net	94,898,984
Bank premises and equipment	3,906,979
Prepaid expenses and other assets	4,785,076
Identified intangible assets	4,161,000
Goodwill	10,560,339
Deposits	(110,125,692)
Borrowings	(14,269,911)
Long-term debt	(943,227)
Accrued expenses and other liabilities	(2,886,859)
Aggregate purchase price	$26,715,046

     The $4.2 million of acquired intangible assets is the core deposit intangible and is subject to amortization over the weighted-average life of the core deposit base which was determined to be approximately 10 years.

The goodwill is not deductible for tax purposes.

NOTE 8.  FAIR VALUE MEASUREMENTS

     Effective January 1, 2008, the Company adopted SFAS No. 157, which provides a framework for measuring and disclosing fair value under generally accepted accounting principles.  SFAS No. 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

     SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1
Quoted prices in active markets for identical assets or liabilities.  Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes certain derivative contracts, residential mortgage servicing rights, and impaired loans.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  For example, this category generally includes certain private equity investments, retained residual interest in securitizations, and highly-structured or long-term derivative contracts.

     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Assets measured at fair value on a recurring basis at March 31, 2008 are summarized below:

	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale	$4,742,550	$33,623,703	$0	$38,366,253
Mortgages held-for-sale	0	1,294,564	0	1,294,564
Mortgage servicing rights	0	1,207,259	0	1,207,259
Total	$4,742,550	$36,125,526	$0	$40,868,076

     The fair value of securities available for sale equals quoted market prices, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Level 1 securities include U.S. Government Bonds and certain preferred stock.  Level 2 securities include asset-backed securities including obligations of government sponsored entities, mortgage backed securities, municipal bonds and equity securities.

     The fair value of loans held-for-sale is based upon an actual purchase and sale agreement between the Company and an independent market participant.  The sale is executed within a reasonable period following quarter end at the stated fair value.

     Mortgage servicing rights are initially recorded at estimated fair value and are then periodically measured for impairment by projecting and discounting future cash flows associated with servicing at market rates.  The projection of cash flows is a Level 2 measurement, incorporating assumptions of changes in cash flows due to estimated prepayments, estimated costs to service and estimates of other servicing income.  Market assumptions are used and primarily include discount rates and expected prepayments.  As of March 31, 2008, the Company’s mortgage servicing rights measured at fair value totaled $1.2 million.  During the first quarter of 2008, the Company recorded $30,037 of non-interest expense related to the impairment of mortgage servicing rights.

Assets measured at fair value on a nonrecurring basis and reflected in the balance sheet at March 31, 2008 are summarized below:

	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$0	$381,863	$0	$381,863

     Impaired loans are measured at fair value on a nonrecurring basis.  Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral.  Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs.  These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.

NOTE 9.  LEGAL PROCEEDINGS

     The Company's subsidiary, Community National Bank, as successor by merger to LyndonBank, is a defendant in an action filed in Quebec, Canada by a Canadian attorney who previously had been retained by LyndonBank to represent the bank in connection with a loan collection matter.  The plaintiff-attorney alleges that he is entitled to approximately $30,500 (CAN) (approximately $30,400 USD at the current exchange rate), which represents legal fees equal to 5% of the assessed value of the real property collateral, plus expenses.  The Bank disputes the amount of his claim as well as the existence of any percentage fee arrangement.  The Bank has retained new Canadian counsel in connection with this matter which is defending the action.  Pending resolution of the claim, the Bank will be required to place in escrow approximately $93,400 (CAN) (approximately $93,135 USD), representing the net proceeds previously received by LyndonBank from the sale of real property collateral in the collection matter (now concluded).  Although the Company does not believe that an adverse resolution of this claim would have a material adverse effect on the Company's consolidated financial condition, such a resolution could have a material adverse effect on the Company's consolidated results of operations in the annual or quarterly period in which the adverse resolution occurred.

     In addition to the foregoing matter, in the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended March 31, 2008

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

     Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (1) competitive pressures increase among financial services providers in the Company's northern New England market area or in the financial services industry generally, including competitive pressures from nonbank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems, which erode the competitive advantage of in-market branch facilities; (2) interest rates change in such a way as to reduce the Company's margins; (3) general economic or monetary conditions, either nationally or regionally, are less favorable than expected, resulting in a deterioration in credit quality or a diminished demand for the Company's products and services; (4) changes in laws or government rules, or the way in which courts interpret those laws or rules, adversely affect the Company's business; and (5) unanticipated difficulties, expenses or delays might arise in the integration of LyndonBank’s operations or we may not fully realize the anticipated benefits of the acquisition or realize them within expected timeframes.

A NOTE TO READER.

     The Company’s acquisition of LyndonBank became effective on December 31, 2007.  Accordingly, the Company’s first quarter 2008 results discussed in this report are of the merged institution of Community National Bank and the former LyndonBank.  The comparative period information in this report as of March 31, 2007 and for the quarter then ended does not include data for LyndonBank.

Index

OVERVIEW

     After months of extensive planning and testing, the computer systems of Community National Bank and the former LyndonBank were merged.  March 24, 2008, all 14 Community National Bank branches opened on the same computer system.  The cost associated with the conversion and other merger related expenses significantly affected first quarter earnings.

     Net income for the first quarter of 2008 was $217,048 or $0.05 per share versus $675,256 or $0.15 per share for the same period last year.  Net interest income for the first quarter of 2008 was $3.72 million compared to $3.27 million for the first quarter of 2007.  The increase was due to the growth in the balance sheet from the acquisition of Lyndonbank on December 31, 2007, offset somewhat by the compression of the net interest margin due to the declining interest rates during the quarter and the amortization of the fair value adjustments of the loans and deposits. Prolonged low interest rates will continue to pose challenges to the Company’s ability to increase net interest income.

     Total assets at March 31, 2008 were $495.1 million compared to $502.0 million at December 31, 2007 and $338.8 million at March 31, 2007.  The increase in assets when the merger transaction was completed, net of cash paid, was $128.5 million.  The assets acquired at December 31, 2007, net of fair value adjustments, were net loans of $94.9 million, investments of $24.6 million, fixed assets of $3.9 million and $4.8 million in other assets.  Contributing to the increase in assets year-to-year is an increase in Community National Bank’s municipal investments of $23.4 million.  With out the acquired loans, the loan portfolio would have decreased by $2.2 million.  Loan demand followed the normal cyclical pattern during the first quarter with lower loan demand at the beginning of the year and increasing toward the end of the quarter.

     Non-interest income for the first quarter of 2008 was $895,774 compared to $703,346 for the first quarter of 2007.  While the merger resulted in an increase in service charges on deposit accounts in the first quarter of 2008, 2007 included fee income from the credit card portfolio that was sold in the third quarter of 2007.  Non-interest expenses were $4.8 million for the first quarter of 2008 compared to $3.2 million for the same period in 2007.  Contributing significantly to the increase in non-interest expenses in 2008 were one-time merger related expenses in the first quarter of approximately $450,000, including the cost of the computer conversion and termination of contracts and service agreements of LyndonBank.    The regulatory environment continues to increase operating costs and place extensive burden on management resources to comply with rules such as Sarbanes-Oxley Act of 2002, the US Patriot Act and the Bank Secrecy Act to protect the U.S. Financial system and the customer from fraud, identity theft, anti-money laundering, and terrorism.

     The following pages describe our first quarter financial results in much more detail. Please take the time to read them to more fully understand the three months ended March 31, 2008 in relation to the 2007 comparison periods.  The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes included in this report and with the Company's Annual Report on Form 10-K for the year ended December 31, 2007.  This report includes forward-looking statements within the meaning of the Securities and Exchange Act of 1934 (the "Exchange Act").

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

     Under current accounting rules, mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized and included in other assets in the consolidated balance sheet. Mortgage servicing rights are amortized into non-interest income in proportion to, and over the period of, estimated future net servicing income of the underlying financial assets. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. The value of capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. The carrying value of the mortgage servicing rights is periodically reviewed for impairment based on a determination of fair value and impairment, if any, is recognized through a valuation allowance and is recorded as amortization of other assets.  Critical accounting policies for mortgage servicing rights relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of mortgage servicing rights requires the development and use of a number of estimates, including anticipated principal amortization and loan prepayments. Events that may significantly affect the estimates used are changes in interest rates and the payment performance of the underlying loans.  In conjunction with the implementation of SFAS No. 156, “Accounting for Servicing of Financial Assets-an Amendment to FASB Statement No. 140”, the Company implemented changes to its valuation analysis, through the guidance of a third party provider.

     Accounting for a business combination requires the application of the purchase method of accounting.  Under the purchase method, the Company is required to record the net assets and liabilities acquired through the merger at fair market value, with the excess of the purchase price over the fair market value of the net assets recorded as goodwill and evaluated annually for impairment.  Management acknowledges the determination of fair value requires the use of assumptions, including discount rates, changes in which could significantly affect fair values.

     Management utilizes numerous techniques to estimate the carrying value of various assets held by the Company, including, but not limited to, bank premises and equipment and deferred taxes. The assumptions considered in making these estimates are based on historical experience and on various other factors that are believed by management to be reasonable under the circumstances.  Management acknowledges that the use of different estimates or assumptions could produce different estimates of carrying values.

RESULTS OF OPERATIONS

     The first quarter of 2008 was the first quarter of combined operations following the Company’s acquisition of LyndonBank, which became effective on December 31, 2007.  Accordingly, in the discussion that follows prior period income and expense figures are for the Company, and do not include LyndonBank’s results of operations.

     The Company’s net income for the first quarter of 2008 was $217,048, representing a decrease of $458,208, or 67.9% over net income of $675,256 for the first quarter of 2007. This resulted in earnings per share of $0.05 and $0.15, respectively, for the first quarters of 2008 and 2007.  Core earnings (net interest income) for the first quarter of 2008 increased $448,756, or 13.7% over the first quarter of 2007.  Interest income on loans, the major component of interest income, increased $1.4 million or 28.6%, and interest and dividend income on investments increased $485,757 or 105.0%. Interest expense on deposits, the major component of interest expense, increased $1.0 million, or 52.7%, between periods and interest on federal funds purchased and other borrowed funds increased $136,644.  All of these increases are the result of increases in earning assets and interest bearing liabilities through the Company’s recent merger with LyndonBank.   As a result of the merger, the Company is required to amortize the fair value adjustments of the loans and deposits against net interest income.  The loan fair value adjustment was a net premium, therefore creating a decrease of $115,724 in interest income for the first quarter of 2008.  The amortization of the core deposit intangible and the certificate of deposit fair value adjustment resulted in $273,050 of additional interest expense for the first quarter of 2008.  The Company incurred some expenses during the first quarter of 2008 that were a direct result of the merger, including costs to terminate service contracts held by the former LyndonBank, costs of outside contracts to complete the computer and network conversions, the cost of a communication booklet for the customers, and salary and wages for the personnel needed to complete the merger and the conversion of computer systems.

      Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.  ROA and ROE were significantly lower in the first quarter of 2008 compared to 2007, reflecting the effect of merger-related expenses.  The following table shows these ratios annualized for the comparison periods.

For the first quarter ended March 31,	2008	2007

Return on Average Assets	0.17%	.78%
Return on Average Equity	2.50%	9.21%

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

     Tax-exempt income is derived from municipal investments, which comprise the entire held-to-maturity portfolio of $44.2 million, along with a small portfolio within the available-for-sale portfolio amounting to approximately $1.2 million.  The Company also has Agency Stock in its available-for-sale portfolio amounting to $1.3 million that carries a 70% tax exemption on the interest income generated.  Both of these available-for-sale portfolios were acquired through the merger with LyndonBank.

     The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the three month comparison periods of 2008 and 2007:

For the three months ended March 31,	2008	2007

Net interest income as presented	$3,715,525	$3,266,769
Effect of tax-exempt income	203,568	106,528
Net interest income, tax equivalent	$3,919,093	$3,373,297

Index

AVERAGE BALANCES AND INTEREST RATES

     The table below presents average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the 2008 and 2007 comparison periods.  Loans are stated before deduction of non-accrual loans, unearned discount and allowance for loan losses.  Average earning assets and liabilities for the 2007 comparison period do not include the earning assets and liabilities of LyndonBank.

	For the Three Months Ended:
		2008			2007
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS

Loans (gross)	$356,296,534	$6,127,296	6.92%	$268,765,407	$4,763,196	7.19%
Taxable Investment Securities	40,640,048	495,453	4.90%	21,771,660	207,770	3.87%
Tax Exempt Investment Securities	41,801,655	598,729	5.76%	20,863,909	313,318	6.09%
Federal Funds Sold	0	0	0.00%	0	0	0.00%
Interest Earning Deposit Accounts	3,977,863	58,518	5.92%	2,606,060	32,245	5.02%
Other Investments	3,843,850	59,660	6.24%	2,348,080	49,957	8.63%
TOTAL	$446,559,950	$7,339,656	6.61%	$316,355,116	$5,366,486	6.88%

INTEREST BEARING LIABILITIES & EQUITY

NOW & Money Market Funds	$119,486,783	$846,944	2.87%	$75,401,509	$442,389	2.38%
Savings Deposits	48,737,146	111,768	0.93%	38,801,457	33,342	0.35%
Time Deposits	183,071,611	1,947,592	4.31%	132,171,953	1,427,625	4.38%
Fed Funds Purchased and
Other Borrowed Funds	11,100,352	125,307	4.58%	544,533	7,713	5.74%
Repurchase Agreements	17,491,623	77,378	1.79%	14,999,911	82,120	2.22%
Capital Lease Obligations	939,237	19,051	8.23%	0	0	0.00%
Junior Subordinated Debentures	12,887,000	292,523	9.21%	0	0	0.00%
TOTAL	$396,213,752	$3,420,563	3.52%	$261,919,363	$1,993,189	3.09%

Net Interest Income		$3,919,093			$3,373,297
Net Interest Spread(1)			3.09%			3.79%
Interest Margin(2)			3.53%			4.32%

(1) Net interest spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
(2) Interest margin is net interest income divided by average earning assets.

     The average volume of earning assets for the first three months of 2008 increased $130.2 million, or 41.2% compared to the same period of 2007, while average yield decreased 27 basis points.  The average volume of loans increased $87.5 million or 32.6%, while the average volume of the investment portfolio increased $39.8 million between periods.  These increases are attributable to the merger with LyndonBank at December 31, 2007, in which the Company acquired $94.8 million in loans, and $23.5 million in available-for-sale investments.  These figures are actual, compared to the average volumes discussed above and throughout this section.  Interest earned on the loan portfolio comprised approximately 83.5% of total interest income for the first three months of 2008 and 88.8% for the 2007 comparison period.  Interest earned on tax exempt investments (which is presented on a tax equivalent basis) comprised 8.2% for the first three months of 2008 compared to 5.8% for the same period in 2007.   As mentioned earlier in this discussion, the Company acquired $2.5 million in tax exempt investments in the merger with LyndonBank, contributing to this increase.

     In comparison, the average volume of interest bearing liabilities for the first three months of 2008 increased approximately $134.3 million, or 51.3% over the 2007 comparison period, and the average rate paid on these accounts increased 43 basis points.  The average volume of time deposits increased $50.9 million, or 38.5%, and the interest paid on time deposits, which comprises 56.9% and 71.6%, respectively, of total interest expense for the 2008 and 2007 comparison periods, increased $519,967, or 36.4%.  NOW and money market funds increased $44.1 million or 58.5%, and the interest paid on these funds comprises 24.8% and 22.2%, respectively, of the total interest expense for the three months of 2008 and 2007.  The Company acquired actual balances totaling $29.7 million in NOW and money market funds and $54.1 million in time deposits at December 31, 2007 through the merger with LyndonBank.  The increase in average rate is attributable, not only to a capital lease obligation the Company acquired through the merger with an average rate of 8.23%, but also through the issuance of $12.5 million of trust preferred securities with an average rate of 7.73%, and the issuance of 25 shares of non-cumulative perpetual preferred stock valued at $2.5 million with an average rate of 7.6%.  These securities helped to finance the year-end acquisition.  The cumulative result of all these changes was an increase of $545,796 in tax equivalent net interest income, however coupled with a significant increase in the balance sheet the result was a decrease in net interest spread of 70 basis points and a decrease of 79 basis points in the interest margin.

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first three months of 2008 and 2007 resulting from volume changes in average assets and average liabilities and fluctuations in rates earned and paid.

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

INCOME EARNING ASSETS

Loans (2)	(187,719)	1,551,819	1,364,100
Taxable Investment Securities	107,632	180,051	287,683
Tax Exempt Investment Securities	(28,999)	314,410	285,411
Federal Funds Sold	0	0	0
Sweep and Other Interest Earning Accounts	9,293	16,980	26,273
Other Investments	(22,126)	31,829	9,703
Total Interest Earnings	(121,919)	2,095,089	1,973,170

INTEREST BEARING LIABILITIES

NOW & Money Market Funds	145,841	258,714	404,555
Savings Deposits	69,851	8,575	78,426
Time Deposits	(29,749)	549,716	519,967
Fed Funds Purchased and Other Borrowed Funds	(31,807)	149,401	117,594
Repurchase Agreements	(18,382)	13,640	(4,742)
Capital Lease Obligations	19,051	0	19,051
Junior Subordinated Debentures	292,523	0	292,523
Total Interest Expense	447,328	980,046	1,427,374

Changes in Net Interest Income	(569,247)	1,115,043	545,796

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

Index

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

     Non-interest income increased $192,428, or 27.4% for the first quarter of 2008 compared to the first quarter of 2007, from $703,346 to $895 774.  An increase in service fees of $200,129, or 61.8% was not only attributable to the increase in deposit accounts acquired through the merger with LyndonBank, but also through an increase in various fees on all deposit accounts.  The Company acquired bank owned life insurance (BOLI) through the merger, and recognized $32,485 in non-taxable income on this asset during the first quarter of 2008.  The decrease in other income is attributable to the sale of the Company’s credit card portfolio during the second half of 2007.  Credit card income of $6,285 was reported for the first three months of 2008, compared to $32,412 for the first three months of 2007, a decrease of $26,127 or 80.6%.  Credit card fee income is now limited to commissions earned based on activity of the sold portfolio.

     Non-interest expense increased $1.4 million or 45.3% for the first quarter of 2008 compared to 2007.  Salaries and wages increased $517,736 or 45.8% for the first quarter of 2008 compared to the same period in 2007, which is not only attributable to normal increases in these expenses, but also to the increase in personnel resulting from the LyndonBank merger, as well as a temporary increase in personnel hours needed before and after the conversion of the computer system of LyndonBank.  In addition to the increase in salaries and wages, the Company reported approximately $450,000 in merger related expenses, which are a component of both occupancy and other expenses, during the first quarter of 2008.

     Management monitors all components of other non-interest expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate.  This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     Provisions for income taxes decreased $352,733 for the first quarter of 2008 compared to the same quarter of 2007 as a direct result of the decrease in income before taxes of $810,941.

CHANGES IN FINANCIAL CONDITION

     The merger of the Bank and LyndonBank occurred on December 31, 2007, therefore, the assets and liabilities presented in the discussion below for that period and March 31, 2008 include the assets and liabilities of the former LyndonBank.

     The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

ASSETS	March 31, 2008		December 31, 2007		March 31, 2007

Loans (gross)*	$358,762,442	72.46%	$356,571,083	71.03%	$267,004,732	78.82%
Available for Sale Securities	38,366,253	7.75%	46,876,771	9.34%	21,717,027	6.41%
Held to Maturity Securities	44,211,914	8.93%	34,310,833	6.83%	20,788,310	6.14%
*includes loans held for sale

LIABILITIES

Time Deposits	$179,552,333	36.27%	$185,136,803	36.88%	$131,657,207	38.87%
Savings Deposits	50,165,818	10.13%	46,069,943	9.18%	40,098,014	11.84%
Demand Deposits	48,820,207	9.86%	64,019,707	12.75%	46,801,261	13.82%
NOW & Money Market Funds	131,991,064	26.66%	120,993,657	24.10%	72,457,733	21.39%

     The Company's loan portfolio increased $2.2 million, or 0.6% from December 31, 2007 to March 31, 2008, and $91.8 million, or 34.4%, from March 31, 2007 to March 31, 2008.  The Company recorded $94.0 million in loans due to the merger on December 31, 2007.  Therefore, net of the merger, the Company’s loans would have decreased $2.2 million or .8% from March 31, 2007 to March 31, 2008.  Available-for-sale investments decreased $8.5 million or 18.2% through maturities and calls during the first quarter of 2008.  The increase of $16.6 million year to year is the result of $23.5 million in available-for-sale securities acquired in the merger less $6.9 million in maturities and calls.  Held-to-maturity securities increased $9.9 million or 28.9% during the first quarter of 2008, and $23.4 million or 112.7% year to year.  All LyndonBank investments were classified as available-for-sale, therefore, these increases are entirely attributable to increases in the Company’s own portfolio.

     Time deposits decreased $5.6 million or just over 3.0% for the first quarter of 2008, while an increase of $47.9 million or 36.4% is noted year to year.  The Company acquired $53.4 million in time deposits, net of fair value adjustments, without the merger the change would have been a decrease of $5.5 million or 4.2%. Demand deposits decreased $15.2 million for the first quarter of 2008, compared to an increase of just over $2.0 million year to year.  Although $18.1 million in demand deposits were acquired in the merger, approximately $8 million were reclassified to NOW accounts after the conversion.  Savings deposits and NOW and money market funds reported increases in both comparison periods, with a total increase of $15.1 million for the first quarter of 2008, and $69.6 million or 61.8% year to year.  Total savings, NOW and money market accounts acquired at December 31, 2007 were $38.6 million which also contributed to the total increase of $69.6 million.  The Company anticipated a post-merger runoff of 3% in non maturing deposits during the first quarter; actual run off of these deposits during the first quarter was closer to 5%.

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

Credit Risk - A primary concern of management is to reduce the exposure to credit loss within the loan portfolio. Management follows established underwriting guidelines, and any exceptions to the policy must be approved by a loan officer with higher authority than the loan officer originating the loan.  The adequacy of the loan loss coverage is reviewed quarterly by the risk management committee of the Board of Directors.  This committee meets to discuss, among other matters, potential exposures, historical loss experience, and overall economic conditions.  Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency.  A variety of loans are reviewed periodically by an independent firm in order to help ensure accuracy of the Company's internal risk ratings and compliance with various internal policies and procedures, as well as those set by the regulatory authorities.  The Company also employs a Credit Administration Officer whose duties include monitoring and reporting on the status of the loan portfolio including delinquent and non-performing loans.  Credit risk may also arise from geographic concentration of loans.  While the Company’s loan portfolio is derived primarily from its primary market area in northern Vermont, geographic concentration is partially mitigated by the continued growth of the Company’s loan portfolio in Washington and Franklin counties, its newest market areas.

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	March 31, 2008		December 31, 2007
	Total Loans	% of Total	Total Loans	% of Total
Real Estate Loans
Construction & Land Development	13,803,056	3.85%	12,896,803	3.62%
Secured by Farm Land	9,207,270	2.57%	9,645,648	2.70%
1-4 Family Residential	200,977,746	56.02%	195,844,303	54.92%
Commercial Real Estate	84,213,166	23.47%	85,576,002	24.00%
Loans to Finance Agricultural Production	1,272,094	0.35%	2,430,454	0.68%
Commercial & Industrial Loans	30,296,125	8.44%	31,258,211	8.77%
Consumer Loans	17,210,507	4.80%	18,461,620	5.18%
All other loans	1,782,478	0.50%	459,241	0.13%
Total Gross Loans	358,762,442	100.00%	356,572,281	100.00%
Reserve for loan losses	(2,969,847)	-0.83%	(3,026,049)	-0.85%
Unearned loan fees	(385,293)	-0.11%	(443,372)	-0.12%
Net Loans	355,407,302	99.06%	353,119,281	99.03%

Allowance for loan losses and provisions - The Company maintains an allowance for loan losses at a level that management believes is appropriate to absorb losses inherent in the loan portfolio (See “Critical Accounting Policies”). As of March 31, 2008, the Company maintained a residential loan portfolio (including home equity lines of credit) of $201.0 million, compared to $195.8 million at December 31, 2007, accounting for 56.0% and 54.9%, respectively, of the total loan portfolio.  The commercial real estate portfolio (including construction, land development and farmland loans) totaled $107.2 million and $108.1 million, respectively, at March 31, 2008 and December 31, 2007, comprising 29.9% and 30.3%, respectively, of the total loan portfolio.  The Company's commercial loan portfolio includes loans that carry guarantees from government programs, thereby mitigating the Company's credit risk on such loans.  At March 31, 2008, the Company had $18.4 million in loans under various government loan guarantee programs, with the guaranteed portion totaling $13.9 million, which is comparable to the numbers at December 31, 2007.  The volume of residential and commercial loans secured by real estate, together with the low historical loan loss experience in these portfolios, and experienced loan officers and well established loan underwriting and credit administration staffs, helps to support the Company's estimate for loan loss coverage.

Index

The following table summarizes the Company's loan loss experience for the three months ended March 31,

	2008	2007
Loans Outstanding End of Period	$358,762,442	$267,004,732
Average Loans Outstanding During Period	$356,296,534	$268,765,407

Loan Loss Reserve, Beginning of Period	$3,026,049	$2,267,821
Loans Charged Off:
Residential Real Estate	0	0
Commercial Real Estate	106,383	0
Commercial Loans not Secured by Real Estate	7,044	0
Consumer Loans	30,169	19,985
Total Loans Charged Off	143,596	19,985
Recoveries:
Residential Real Estate	482	0
Commercial Real Estate	178	0
Commercial Loans not Secured by Real Estate	7,952	0
Consumer Loans	16,283	10,649
Total Recoveries	24,895	10,649
Net Loans Charged Off	118,701	9,336
Provision Charged to Income	62,499	37,500
Loan Loss Reserve, End of Period	$2,969,847	$2,295,985

Net Charge Offs to Average Loans Outstanding	0.033%	.003%
Loan Loss Reserve to Average Loans Outstanding	0.834%	0.854%

Non-performing assets for the comparison periods were as follows:

	March 31, 2008		December 31, 2007

		Percent		Percent
	Balance	of Total	Balance	of Total

Non-Accruing loans	$854,942	54.29%	$1,337,641	90.66%
Loans past due 90 days or more and still accruing	719,876	45.71%	137,742	9.34%
Total	$1,574,818	100.00%	$1,475,383	100.00%

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

     The Company has experienced an increase in collection activity on loans 30 to 60 days past due during the first quarter of 2008.  The Company works actively with customers early in the delinquency process to help them to avoid default or foreclosure.  The Company’s non-accruing loan portfolio decreased $482,699 or 36.1% due in part to payoffs through foreclosure sales and partial chargeoffs on two other loans.  The increase in the loans 90 days or more past due is attributable to two commercial loans of substantial size.  The Company does not anticipate losses on these two commercial properties.

Index

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

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit (including commercial and construction lines of credit), standby letters of credit and risk-sharing commitments on certain sold loans.   Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.  During the first three months of 2008, the Company did not engage in any activity that created any additional types of off-balance-sheet risk.

     The Company generally requires collateral or other security to support financial instruments with credit risk.  The Company's financial instruments or commitments whose contract amount represents credit risk as of March 31, 2008 were as follows:

Contract or
Notional Amount

Unused portions of home equity lines of credit	14,399,385
Other commitments to extend credit	28,994,101
Residential and commercial construction lines of credit	4,278,119
Standby letters of credit and commercial letters of credit	215,680
Recourse on sale of credit card portfolio	1,311,950
MPF credit enhancement obligation, net of liability recorded	1,325,896

     Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The recourse provision under the terms of the sale of the Company’s credit card portfolio in 2007 is based on total lines, not balances outstanding.  Based on historical losses, the Company does not expect any significant losses from this commitment.

LIQUIDITY AND CAPITAL RESOURCES

     Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings.  Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities.  Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process.  The Company’s principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities, sales of loans available for sale, and earnings and funds provided from operations.  Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to roll over risk on deposits and limits reliance on volatile short-term borrowed funds.  Short-term funding needs arise from declines in deposits or other funding sources and funding of loan commitments.  The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds.  When funding needs, including loan demand, out pace deposit growth, it is necessary for the Company to use alternative funding sources, such as investment portfolio maturities and short-term borrowings, to meet these funding needs.

     The Company has taken the approach of offering deposit specials at competitive rates, in varying terms that fit within the balance sheet mix.  The strategy of offering specials is meant to provide a means to retain deposits while not having to reprice the entire deposit portfolio.  The Company recognizes that with increasing competition for deposits, it may at times be desirable to utilize alternative sources of funding to supplement deposits.  In 2007, the Board of Directors approved an updated Asset Liability Management Funding Policy that contemplates the expanded use of brokered deposits.  This will allow the Company to augment retail deposits and borrowings with brokered deposits as needed to help fund loans.

     During the first three months of 2008, the Company's available-for-sale investment portfolio decreased $8.5 million through maturities and calls, while the held-to-maturity investment portfolio increased $9.9 million and the loan portfolio increased $2.2 million.  On the liability side, NOW and money market accounts increased $11.0 million and savings deposits increased $4.1 million, while time deposits decreased $5.6 million, and demand deposits decreased $15.2 million.  Approximately $8 million in demand deposits were reclassified into NOW accounts, accounting for a portion of the change in these accounts.

     As a member of the Federal Home Loan Bank of Boston (FHLBB), the Company has access to pre-approved lines of credit.  The Company had a $1.0 million unsecured Federal Funds line with an available balance of the same at March 31, 2008.  Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.  Additional borrowing capacity of approximately $79.3 million, less outstanding advances, through the FHLBB is secured by the Company's qualifying loan portfolio.

     To cover seasonal decreases in deposits primarily associated with municipal accounts, the Company typically borrows short-term advances from the FHLBB and pays the advances down as the municipal deposits flow back into the bank during the third and fourth quarter.  With the latest decrease in Federal Funds rate, the Company will consider extending a portion of the overnight funding need into short-term advances to mature as the seasonal deposits flow back into the bank.  At the end of the first quarter, the Company had outstanding advances of $16.5 million consisting of the following:

	Annual		Principal
Purchase Date	Rate	Maturity Date	Balance

Long-term Advance
November 16, 1992	7.67%	November 16, 2012	$10,000

Short-term Advances
March 28, 2008	2.5600%	April 28, 2008	$8,000,000

Overnight Funds Purchased (FHLBB)	2.3125%	April 1, 2008	$8,466,000

     Under a separate agreement with FHLBB, the Company has the authority to collateralize public unit deposits, up to its FHLBB borrowing capacity ($79.3 million less outstanding advances noted above) with letters of credit issued by the FHLBB.  At March 31, 2008, approximately $67.5 million was pledged under this agreement, as collateral for these deposits.  A letter of credit fee is charged to the Company quarterly based on the average daily balance for the quarter at an annual rate of 20 basis points.  The average daily balance for the first quarter of 2008 was approximately $24.8 million.

     During April, 2008, the Company chose to file a Qualified Collateral Report with FHLBB for the purpose of increasing its borrowing capacity.  This report was as of March 31, 2008, and included the qualifying loans of LyndonBank. The report filed for December 31, 2007 did not include these loans, which was the Company’s option.  As a result of the report filed in April with March 31, 2008 balances, the Company’s borrowing capacity increased to $101.7 million, less outstanding advances and pledges totaling $77.9 million.

     Other alternative sources of funding come from unsecured Federal Funds lines with two other correspondent banks that total $7.5 million.  There were no balances outstanding on either line at March 31, 2008.

     In the first quarter of 2008, the Company declared a cash dividend of $0.17 per share, payable in the second quarter of 2008, requiring an accrual of $749,929 at March 31, 2008.

The following table illustrates the changes in shareholders' equity from December 31, 2007 to March 31, 2008:

Balance at December 31, 2007 (book value $7.94 per share)	$34,920,360
Net income	217,048
Issuance of stock through the Dividend Reinvestment Plan	233,273
Purchase of treasury stock	0
Total dividends declared	(747,929)
Unrealized holding gain arising during the period on available-for-sale securities, net of tax	97,000
Balance at March 31, 2008 (book value $7.86 per share)	$34,719,752

Index

     At March 31, 2008, the Company reported that of the 405,000 shares authorized for the stock buyback plan, 178,890 shares have been purchased, leaving 226,110 shares available for repurchase.  The repurchase price paid for these shares ranged from $9.75 per share in May of 2000 to $16.50 per share paid in September of 2005.  During the first quarter of 2008, the Company did not repurchase any shares pursuant to the buyback authority.  The last purchase pursuant to such authority was December 23, 2005 in which 4,938 shares were repurchased at a price of $16.00 per share. For additional information on stock repurchases by the Company and affiliated purchasers (as defined in SEC Rule 10b-18) refer to Part II, Item 2 of this Report.

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

     Regulators have also established minimum capital ratio guidelines for FDIC-insured banks under the prompt corrective action provisions of the Federal Deposit Insurance Act, as amended.  These minimums are a total risk-based capital ratio of 10.0%, a Tier I risk-based capital ratio of 6%, and a leverage ratio of 5%.  As of March 31, 2008, the Company’s Subsidiary was deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Subsidiary's classification.

The risk based ratios of the Company and its subsidiary as of March 31, 2008 and December 31, 2007 exceeded regulatory guidelines and are presented in the table below.

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2008:
Total capital (to risk-weighted assets)
Consolidated	$34,318	10.48%	$26,206	8.0%	N/A	N/A
Bank	$34,294	10.50%	$26,117	8.0%	$32,646	10.0%
Tier I capital (to risk-weighted assets)
Consolidated	$31,348	9.57%	$13,103	4.0%	N/A	N/A
Bank	$31,324	9.60%	$13,059	4.0%	$19,588	6.0%
Tier I capital (to average assets)
Consolidated	$31,348	6.40%	$19,578	4.0%	N/A	N/A
Bank	$31,324	6.41%	$19,553	4.0%	$24,442	5.0%

As of December 31, 2007:
Total capital (to risk-weighted assets)
Consolidated*	$36,975	15.48%	$19,104	8.0%	N/A	N/A
Community National Bank	$48,506	20.41%	$19,013	8.0%	$23,766	10.0%
Former LyndonBank	$13,536	12.94%	$ 8,365	8.0%	$10,457	10.0%
Tier I capital (to risk-weighted assets)
Consolidated*	$34,736	14.55%	$ 9,552	4.0%	N/A	N/A
Community National Bank	$46,267	19.47%	$ 9,506	4.0%	$14,260	6.0%
Former LyndonBank	$12,749	12.19%	$ 4,183	4.0%	$ 6,274	6.0%
Tier I capital (to average assets)
Consolidated*	$34,736	9.40%	$14,785	4.0%	N/A	N/A
Community National Bank	$46,267	12.54%	$14,752	4.0%	$18,440	5.0%
Former LyndonBank	$12,749	8.26%	$ 6,153	4.0%	$ 7,691	5.0%

Index

*Consolidated refers to Community Bancorp. and Community National Bank before consolidation of the former LyndonBank assets.  The Federal Regulators approved the filing of separate Call Reports for Community National Bank and the former LyndonBank; therefore, numbers presented in the table above for 2007 are as filed with the applicable reporting agencies at December 31, 2007.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's management of the credit, liquidity and market risk inherent in its business operations is discussed in Part 1, Item 2 of this report under the caption "RISK MANAGEMENT", which is incorporated herein by reference.  Management does not believe that there have been any material changes in the nature or categories of the Company's risk exposures from those disclosed in the Company’s 2007 annual report on form 10-K.

ITEM 4T. Controls and Procedures

Disclosure Controls and Procedures

     Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of March 31, 2008, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of March 31, 2008 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Index

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to purchases of the Company’s common stock during the first quarter ended March 31, 2008, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
	Total Number	Average	Shares Purchased	Purchased Under
	Of Shares	Price Paid	as Part of Publicly	the Plan at the
For the period:	Purchased(1)(2)	Per Share	Announced Plan(3)	End of the Period

January 1 – January 31	1,000	$14.00	0	226,110
February 1 – February 29	2,136	$13.75	0	226,110
March 1 - March 31	1,000	$13.75	0	226,110
Total	4,136	$13.81	0	226,110

(1)  All 4,136 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through Community Financial Services Group, LLC (“CFSG”), which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.  All purchases by the Plan were made in the open market in brokerage transactions and reported on the OTC Bulletin Board©.

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

ITEM 6. Exhibits

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

COMMUNITY BANCORP.

DATED: May 15, 2008	/s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Executive Officer

DATED: May 15, 2008	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Vice President
& Chief Financial Officer