Form 10-Q
period 2008-08-13
COMMUNITY BANCORP /VT
filed 2008-08-13
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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
YES (  )     NO(X)

At August 11, 2008, there were 4,432,769 shares outstanding of the Corporation's common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARY	June 30	December 31	June 30
Consolidated Balance Sheets	2008	2007	2007
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$10,189,104	$17,486,535	$8,158,825
Federal funds sold and overnight deposits	1,076,346	2,785,988	988,579
Total cash and cash equivalents	11,265,450	20,272,523	9,147,404
Securities held-to-maturity (fair value $39,970,000 at 06/30/08,
$34,273,000 at 12/31/07, and $19,478,000 at 06/30/07)	39,628,560	34,310,833	19,259,981
Securities available-for-sale	30,963,259	46,876,771	21,691,772
Restricted equity securities, at cost	3,906,850	3,456,850	2,450,150
Loans held-for-sale	480,455	685,876	1,356,904
Loans	357,349,032	355,885,207	263,487,493
Allowance for loan losses	(3,013,321)	(3,026,049)	(2,308,904)
Unearned net loan fees	(395,849)	(443,372)	(533,475)
Net loans	353,939,862	352,415,786	260,645,114
Bank premises and equipment, net	15,794,666	16,361,152	12,296,028
Accrued interest receivable	2,404,376	2,304,055	1,729,649
Bank owned life insurance	3,624,987	3,559,376	0
Core deposit intangible	3,744,900	4,161,000	0
Goodwill	10,502,804	10,347,455	0
Other assets	5,955,856	7,279,941	5,728,931
Total assets	$482,212,025	$502,031,618	$334,305,933
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$51,998,230	$64,019,707	$48,449,376
NOW and money market accounts	114,242,617	120,993,657	60,392,387
Savings	51,015,544	46,069,943	39,503,360
Time deposits, $100,000 and over	58,432,160	58,860,374	34,498,571
Other time deposits	113,438,534	126,276,429	97,663,638
Total deposits	389,127,085	416,220,110	280,507,332
Federal funds purchased and other borrowed funds	27,255,000	13,760,000	7,040,000
Repurchase agreements	14,798,381	17,444,933	13,046,280
Capital lease obligations	932,696	943,227	0
Junior subordinated debentures	12,887,000	12,887,000	0
Accrued interest and other liabilities	2,680,496	5,855,988	2,393,558
Total liabilities	447,680,658	467,111,258	302,987,170
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued and outstanding at 06/30/08 and 12/31/07, and no shares issued and
outstanding at 06/30/07	2,500,000	2,500,000	0
Common stock - $2.50 par value; 10,000,000 shares authorized at 606/30/08authorized at
06/30/08, 12/31/07, and 06/30/07; and 4,642,578 shares issued at
06/30/08, 4,609,268 shares issued at 12/31/07, and 4,577,426
shares issued at 06/30/07	11,606,445	11,523,170	11,443,565
Additional paid-in capital	25,382,396	25,006,439	24,616,232
Accumulated deficit	(2,099,478)	(1,597,682)	(1,914,073)
Accumulated other comprehensive income (loss)	(235,219)	111,210	(212,229)
Less: treasury stock, at cost; 210,101 shares at 06/30/08 and
12/31/07 and 209,510 shares at 06/30/07	(2,622,777)	(2,622,777)	(2,614,732)
Total shareholders' equity	34,531,367	34,920,360	31,318,763
Total liabilities and shareholders' equity	$482,212,025	$502,031,618	$334,305,933

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
For The Second Quarter Ended June 30,	2008	2007

Interest income
Interest and fees on loans	$5,826,431	$4,864,619
Interest on debt securities
Taxable	353,047	207,474
Tax-exempt	470,789	225,251
Dividends	48,007	39,084
Interest on federal funds sold and overnight deposits	2,449	25,583
Total interest income	6,700,723	5,362,011

Interest expense
Interest on deposits	2,449,987	1,913,244
Interest on federal funds purchased and other borrowed funds	110,357	19,645
Interest on repurchase agreements	58,230	79,564
Interest on junior subordinated debentures	196,689	0
Total interest expense	2,815,263	2,012,453

Net interest income	3,885,460	3,349,558
Provision for loan losses	62,499	37,500
Net interest income after provision for loan losses	3,822,961	3,312,058

Non-interest income
Service fees	554,986	357,449
Income on bank owned life insurance	33,126	0
Other income	628,893	537,033
Total non-interest income	1,217,005	894,482

Non-interest expense
Salaries and wages	1,476,911	1,121,813
Employee benefits	615,800	440,804
Occupancy expenses, net	798,281	631,591
Other expenses	1,202,933	961,463
Total non-interest expense	4,093,925	3,155,671

Income before income taxes	946,041	1,050,869
Income tax expense	72,480	192,986
Net Income	$873,561	$857,883

Earnings per common share	$0.19	$0.20

Weighted average number of common shares
used in computing earnings per share	4,421,453	4,357,462

Dividends declared per common share	$0.17	$0.17

Book value per share on common shares outstanding at June 30,	$7.23	$7.17

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
For the Six Months Ended June 30,	2008	2007

Interest income
Interest and fees on loans	$11,953,727	$9,627,815
Interest on debt securities
Taxable	810,948	415,244
Tax-exempt	903,502	432,041
Dividends	107,668	89,041
Interest on federal funds sold and overnight deposits	60,967	57,828
Total interest income	13,836,812	10,621,969

Interest expense
Interest on deposits	5,356,291	3,816,599
Interest on federal funds purchased and other borrowed funds	254,715	27,359
Interest on repurchase agreements	135,608	161,684
Interest on junior subordinated debentures	489,212	0
Total interest expense	6,235,826	4,005,642

Net interest income	7,600,986	6,616,327
Provision for loan losses	124,998	75,000
Net interest income after provision for loan losses	7,475,988	6,541,327

Non-interest income
Service fees	1,079,138	681,472
Income on bank owned life insurance	65,611	0
Other income	968,030	916,356
Total non-interest income	2,112,779	1,597,828

Non-interest expense
Salaries and wages	3,125,821	2,252,987
Employee benefits	1,228,847	872,403
Occupancy expenses, net	1,657,368	1,237,733
Other expenses	2,659,010	1,942,542
Total non-interest expense	8,671,046	6,305,665

Income before income taxes	917,721	1,833,490
Income tax (benefit) expense	(172,888)	300,351
Net Income	$1,090,609	$1,533,139

Earnings per common share	$0.23	$0.35

Weighted average number of common shares
used in computing earnings per share	4,413,390	4,349,888

Dividends declared per common share	$0.34	$0.33

Book value per share on common shares outstanding at June 30,	$7.23	$7.17

All share and per share data for prior periods restated to reflect a 5% stock dividend declared in June 2007.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,	2008	2007

Cash Flow from Operating Activities:
Net Income	$1,090,609	$1,533,139
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	576,264	473,372
Provision for loan losses	124,998	75,000
Deferred income taxes	(227,577)	(25,409)
Net gain on sale of loans	(181,388)	(142,716)
Loss on sale or disposal of fixed assets	0	7,981
Gain on investment in Trust LLC	(41,381)	(71,597)
Amortization (accretion) of bond premium (discount), net	(34,691)	8,974
Proceeds from sales of loans held for sale	14,954,317	14,034,684
Originations of loans held for sale	(14,567,508)	(14,682,572)
Decrease in taxes payable	(200,312)	(174,240)
Increase in interest receivable	(100,321)	(62,514)
Decrease (increase) in mortgage servicing rights	30,055	(42,176)
Decrease (increase) in other assets	1,037,576	(137,342)
Increase in bank owned life insurance	(65,611)	0
Amortization of core deposit intangible	416,100	0
Amortization of limited partnerships	185,542	195,030
Decrease in unamortized loan fees	(47,523)	(98,630)
Decrease in interest payable	(128,042)	(69,813)
Decrease in accrued expenses	(74,307)	(169,169)
(Decrease) increase in other liabilities	(2,450,157)	92,365
Net cash provided by operating activities	296,643	744,367

Cash Flows from Investing Activities:
Investments - held to maturity
Maturities and paydowns	9,934,645	8,976,074
Purchases	(15,252,372)	(7,166,190)
Investments - available for sale
Sales and maturities	16,502,999	1,000,000
Purchases	(1,079,688)	0
Proceeds from (purchase) redemption of restricted equity securities	(450,000)	378,100
Decrease in limited partnership contributions payable	0	(236,094)
Investments in limited partnership	(0)	(264,800)
(Increase) decrease in loans, net	(1,643,852)	5,169,665
Capital expenditures, net of proceeds from sales of bank
premises and equipment	(9,778)	(443,357)
Recoveries of loans charged off	42,301	38,651
Net cash provided by investing activities	8,044,255	7,452,049

Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market and savings accounts	(13,826,916)	(18,931,874)
Net decrease in time deposits	(13,266,109)	(1,548,988)
Net decrease in repurchase agreements	(2,646,552)	(4,037,666)
Net increase in short-term borrowings	21,495,000	7,000,000
Repayments on long-term borrowings	(8,000,000)	0
Decrease in capital lease obligations	(10,531)	0
Dividends paid on preferred stock	(46,875)	0
Dividends paid on common stock	(1,045,988)	(997,094)
Net cash used in financing activities	(17,347,971)	(18,515,622)

Net decrease in cash and cash equivalents	(9,007,073)	(10,319,206)
Cash and cash equivalents:
Beginning	20,272,523	19,466,610
Ending	$11,265,450	$9,147,404

Supplemental Schedule of Cash Paid During the Period
Interest	$6,363,929	$4,075,455
Income taxes	$255,000	$500,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized (loss) gain on securities available-for-sale	$(524,892)	$88,538

Common Shares Dividends Paid
Dividends declared	$1,498,655	$1,406,798
Decrease (increase) in dividends payable attributable to dividends declared	6,565	(6,528)
Dividends reinvested	(459,232)	(403,176)
	$1,045,988	$997,094

Stock Dividend	$0	$2,801,082

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

NOTE 3.  RECENT ACCOUNTING DEVELOPMENTS

     In September 2006, the Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standard, (SFAS) No. 157, “Fair Value Measurements”, which provides enhanced guidance for using fair value to measure assets and liabilities.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective January 1, 2008.  Additional information regarding the Company’s fair value measurements under SFAS No. 157 is contained in Note 8.  FASB Staff Position No. FAS 157-2 delays the measurement of goodwill and other intangible assets measured at fair value on a nonrecurring basis until the first quarter of 2009.

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

     In December 2007, FASB revised SFAS No. 141, “Business Combinations” (SFAS No.141R). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141R recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  Additionally, SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquiree achieves control and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Accordingly, SFAS No. 141R did not apply to the Company’s acquisition of LyndonBank completed at year-end 2007, but would apply to business combinations (if any) in 2009 and subsequent years.

     In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51”.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company currently has one unconsolidated subsidiary, CMTV Statutory Trust I, which was created in 2007 in connection with the Company’s $12.5 million trust preferred securities financing.  The Company is currently evaluating the impact of SFAS No. 160 but does not expect it will have a material effect on its financial condition or results of operations.

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

     The Company’s income tax returns for the years ended December 31, 2004, 2005, 2006 and 2007 are open to audit under the statute of limitations by the Internal Revenue Service.  The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its provision for income taxes.  A late estimated tax payment for the first quarter of 2006 resulted in a penalty of $15,208 which is reflected in the provision for income taxes for 2007.

NOTE 5.  EARNINGS PER COMMON SHARE

     Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period (retroactively adjusted for stock splits and stock dividends) and reduced for shares held in Treasury. The following table illustrates the calculation for the second quarter and six months ended June 30, as adjusted for the cash dividend paid on the preferred stock:

For the second quarter ended June 30,	2008	2007

Net income, as reported	$873,561	$857,883
Less: dividends paid to preferred shareholders	46,875	0
Net income available to common shareholders	$826,686	$857,883
Weighted average number of common shares used in calculating
earnings per share	4,421,453	4,357,462
Earnings per common share	$0.19	$0.20

For the six months ended June 30,	2008	2007

Net income, as reported	$1,090,609	$1,533,139
Less: dividends paid to preferred shareholders	93,750	0
Net income available to common shareholders	$996,859	$1,533,139
Weighted average number of common shares used in calculating
earnings per share	4,413,390	4,349,888
Earnings per common share	$0.23	$0.35

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

The Company's total comprehensive income for the comparison periods is calculated as follows:

For the second quarter ended June 30,	2008	2007

Net income	$873,561	$857,883
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale
securities arising during the period	(671,862)	(21,248)
Tax effect	228,433	7,224
Other comprehensive income (loss), net of tax	(443,429)	(14,024)
Total comprehensive income	$430,132	$843,859

For the six months ended June 30,	2008	2007

Net income	$1,090,609	$1,533,139
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale
securities arising during the period	(524,892)	88,538
Tax effect	178,463	(30,103)
Other comprehensive income (loss), net of tax	(346,429)	58,435
Total comprehensive income	$744,180	$1,591,574

NOTE 7.  MERGER AND INTANGIBLE ASSETS

     On December 31, 2007, the Company completed its acquisition of LyndonBank, Lyndonville, Vermont, through the merger of LyndonBank with and into Community National Bank, the Company’s wholly-owned subsidiary.  The aggregate purchase price was approximately $26.7 million in cash.  To finance a portion of the acquisition costs, the Company issued $12.5 million of junior subordinated debentures in a trust preferred securities financing and 25 shares of non-cumulative perpetual preferred stock for gross sale proceeds of $2.5 million.

     The transaction was accounted for as a purchase and, accordingly, the operations of LyndonBank are included in the Company’s consolidated financial statements from the date of the acquisition.  The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition.  The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill.  During the first quarter of 2008, the Company received valuations on bank premises and equipment to determine fair value and make the necessary adjustments to bank premises and equipment, goodwill and the related deferred tax liability.  The adjustment to goodwill was an increase of $212,884.  During the second quarter of 2008, additional adjustments totaling $57,536 were made to goodwill for the settlement of certain LyndonBank liability accounts, one of which is discussed in Note 9 (LEGAL PROCEEDINGS).

The purchase price allocation, including adjustments described above, was as follows:

Cash and cash equivalents	$12,056,029
Federal Home Loan Bank stock	1,006,700
Investments	23,541,893
Loans, net	94,898,984
Bank premises and equipment	3,906,979
Prepaid expenses and other assets	4,785,076
Identified intangible asset	4,161,000
Goodwill	10,502,804
Deposits	(110,044,422)
Borrowings	(14,269,911)
Long-term debt	(943,227)
Accrued expenses and other liabilities	(2,886,859)
Aggregate purchase price	$26,715,046

     The $4.2 million of acquired intangible asset represents the core deposit intangible and is subject to amortization over the weighted-average life of the core deposit base which was determined to be approximately 10 years.

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

     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Assets measured at fair value on a recurring basis at June 30, 2008 are summarized below:

	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available-for-sale	$4,727,669	$26,235,590	$0	$30,963,259
Restricted equity securities	0	3,906,850	0	3,906,850
Mortgages held-for-sale	0	480,455	0	480,455
Mortgage servicing rights	0	1,156,763	0	1,156,763
Total	$4,727,669	$31,779,658	$0	$36,507,327

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

     Mortgage servicing rights are initially recorded at estimated fair value and are then periodically measured for impairment by projecting and discounting future cash flows associated with servicing at market rates.  The projection of cash flows is a Level 2 measurement, incorporating assumptions of changes in cash flows due to estimated prepayments, estimated costs to service and estimates of other servicing income.  Market assumptions are used and primarily include discount rates and expected prepayments.  As of June 30, 2008, the Company’s mortgage servicing rights measured at fair value totaled $1.2 million.  During the second quarter of 2008, the Company recorded $3,454 of non-interest income to reflect a reduction in the previously reported impairment of mortgage servicing rights.

Assets measured at fair value on a nonrecurring basis and reflected in the balance sheet at June 30, 2008 are summarized below:

	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$0	$901,346	$0	$901,346

      Loans that are deemed to be impaired are valued at the lower of cost or the fair value of the underlying real estate collateral.   Impaired loans are measured at fair value on a nonrecurring basis, with such fair values obtained using independent appraisals, which the Company considers to be level 2 inputs.

NOTE 9.  LEGAL PROCEEDINGS

     The Company's subsidiary, Community National Bank, as successor by merger to LyndonBank, was a defendant in an action filed in Quebec, Canada by a Canadian attorney involving a claim for legal fees.  During the second quarter of 2008, the case was resolved and a settlement to the plaintiff-attorney in the amount of $20,000 was paid by the Bank, along with certain statutory costs of $3,735.

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
for the Period Ended June 30, 2008

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

     Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (1) competitive pressures increase among financial services providers in the Company's northern New England market area or in the financial services industry generally, including competitive pressures from nonbank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems, which erode the competitive advantage of in-market branch facilities; (2) interest rates change in such a way as to reduce the Company's margins; (3) adverse changes in the financial markets or in general economic conditions, either nationally or regionally, result in a deterioration in credit quality or a diminished demand for the Company's products and services; (4) changes in laws or government rules, or the way in which courts interpret those laws or rules, adversely affect the Company's business; and (5) unanticipated difficulties, expenses or delays might arise in the integration of LyndonBank’s operations or we may not fully realize the anticipated benefits of the acquisition or realize them within expected timeframes.

A Note to Reader

     The Company’s acquisition of LyndonBank became effective on December 31, 2007.  Accordingly, the Company’s results for the second quarter and first six months of 2008 discussed in this report are of the merged institution.  The comparative period information in this report as of June 30, 2007 and for the second quarter and six months then ended does not include data for LyndonBank.

OVERVIEW

     Total assets at June 30, 2008 were $482.21 million compared to $502.0 million at December 31, 2007 and $334.31 at June 30, 2007.  The year-to-year increase reflects the acquisition of LyndonBank.  The decrease from year-end to June 30, 2008 reflects the annual municipal finance cycle as short-term municipal loans generally mature at the end of the second quarter and are not replaced until after the start of the third quarter.  Municipal loans totaling $10 million matured on June 30, 2008, with renewals and new loans of approximately the same being booked in July.  Gross loans increased from year-end by $1.46 million while deposits decreased by $27.09 million.  The decrease in deposits during the first half of the year is due in part to seasonal municipal activity; however this year, the Company also experienced some post-merger deposit runoff.  Low interest rates have made growing deposits a challenge.  The Company is also aware that the recent turmoil in the banking industry can cause erosion in customer confidence.

     Net income for the second quarter of 2008 increased 1.8% over the second quarter of 2007.  This resulted in earnings per common share of $0.19 for the second quarter of 2008 compared to earnings per common share of $0.20 for the same period last year.  Net interest income, after the provision for loan losses, was $3.82 million for the second quarter of 2008, compared to $3.31 million for the second quarter of 2007.  Although the merger resulted in a larger earning-asset base, diminishing spreads in the declining interest rate environment have been further reduced by the additional interest expense from the amortization of the fair value adjustments to the acquired loans and deposits.  At the end of the quarter, yields on assets had stabilized somewhat while deposit rates continue to decrease, showing slight improvements in spread.  Loan demand has been steady.  However, since much of the activity consists of refinancings, the increased loan activity has not resulted in significant growth of the portfolio.

     Non-interest income, which is derived primarily from charges and fees on deposit and loan products, was $1.22 million for the second quarter of 2008 compared to $894,482 for the second quarter of 2007, an increase of 36%, while non-interest expense was $4.10 million and $3.16 million for the same comparison period, an increase of 30%.  With most of the merger related costs having been expensed in the first quarter, the second quarter non-interest expenses are starting to reflect the normal post-merger operating expenses of the Company.  The regulatory environment continues to increase operating costs and place extensive burden on management resources to comply with rules such as Sarbanes-Oxley Act of 2002, the US Patriot Act and the Bank Secrecy Act to protect the U.S. financial system and the customer from fraud, identity theft, anti-money laundering, and terrorism.

     The following pages describe our second quarter and six months ended June 30, 2008 financial results in much more detail. Please take the time to read them to more fully understand the results of those periods in relation to the 2007 comparison periods.  The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes included in this report and with the Company's Annual Report on Form 10-K for the year ended December 31, 2007.  This report includes forward-looking statements within the meaning of the Securities and Exchange Act of 1934 (the "Exchange Act"). (See “FORWARD-LOOKING STATEMENTS” above.)

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

     Under current accounting rules, mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized and included in other assets in the consolidated balance sheet. Mortgage servicing rights are amortized into non-interest income in proportion to, and over the period of, estimated future net servicing income of the underlying financial assets. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. The value of capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. The carrying value of the mortgage servicing rights is periodically reviewed for impairment based on a determination of fair value and impairment, if any, is recognized through a valuation allowance and is recorded as amortization of other assets.  Critical accounting policies for mortgage servicing rights relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of mortgage servicing rights requires the development and use of a number of estimates, including anticipated principal amortization and loan prepayments. Events that may significantly affect the estimates used are changes in interest rates and the payment performance of the underlying loans.  As required by SFAS No. 156, “Accounting for Servicing of Financial Assets-an Amendment to FASB Statement No. 140”, the Company utilizes the services of a third party provider to perform a quarterly valuation analysis.

     Accounting for a business combination requires the application of the purchase method of accounting.  Under the purchase method, the Company is required to record the net assets and liabilities acquired through the merger at fair market value, with the excess of the purchase price over the fair market value of the net assets recorded as goodwill and evaluated annually for impairment.  The determination of fair value requires management to make various assumptions, including discount rates, and changes in those assumptions could significantly affect fair values.

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

RESULTS OF OPERATIONS

     The second quarter of 2008 and the six months then ended reflect the combined operations following the Company’s acquisition of LyndonBank, which became effective on December 31, 2007.  Accordingly, in the discussion that follows, prior period income and expense figures are for the Company prior to the merger, and do not include LyndonBank’s results of operations.

     The Company’s net income for the second quarter of 2008 was $873,561, representing an increase of $15,679, or 1.8% over net income of $857,883 for the second quarter of 2007. This resulted in earnings per common share of $0.19 and $0.20, respectively, for the second quarters of 2008 and 2007.  Core earnings (net interest income) for the second quarter of 2008 increased $535,902, or 16.2% over the second quarter of 2007.  Interest income on loans, the major component of interest income, increased $961,812 or 19.8%, for the second quarter of 2008 to $5.8 million compared to $4.7 million for the second quarter of 2007.  Interest and dividend income on investments increased $400,034 or 84.8%. Interest paid on deposits, the major component of interest expense, increased $536,743, or 28.1%, between periods. Interest paid on junior subordinated debentures, a new component of interest expense between comparison periods, amounted to $196,689 for the second quarter of 2008.  This interest is paid out quarterly on the Company’s $12.5 million in junior subordinated debentures issued in October, 2007 in connection with a trust preferred securities financing.

     Net income for the first six months of 2008 was $1.1 million, representing a decrease of $442,530, or 28.9% compared to $1.5 million for the first six months of 2007.  Core earnings for the same comparison periods were $7.6 million for 2008, compared to $6.6 million for 2007, resulting in an increase of approximately $1 million, or 14.9%.  Interest income on loans increased $2.3 million or 24.2% for the first six months of 2008 to approximately $12.0 million compared to $9.6 million for the same period in 2007, and interest and dividend income on investments increased $885,792 or 94.6% between periods, to $1.8 million for the first six months of 2008, versus $936,326 for the 2007 comparison period.  Interest paid on deposits increased $1.5 million to $5.3 million for the first six months of 2008 compared to $3.8 million for the first six months of 2007, and interest paid on junior subordinated debentures amounted to $489,212 for the first six months of 2008.  These increases are predominantly the result of increases in earning assets and interest bearing liabilities related to the Company’s recent merger with LyndonBank.   As a result of the merger, the Company is required to amortize the fair value adjustments of the loans and deposits through net interest income.  The loan fair value adjustment was a net premium, therefore creating a decrease of $81,093 in interest income for the second quarter of 2008, and $196,817 for the first six months of 2008.  The amortization of the core deposit intangible and the certificate of deposit fair value adjustment resulted in $273,050 of additional interest expense for the second quarter of 2008 and $546,100 for the first six months of 2008.  The Company also incurred some additional expenses during the first half of 2008 that were a direct result of the merger, including costs to terminate service contracts held by the former LyndonBank, costs of outside contracts to complete the computer and network conversions, the cost of a communication booklet for the customers, and salary and wages for the personnel needed to complete the merger and the conversion of computer systems.

      Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.  ROA and ROE were significantly lower in the second quarter and first six months of 2008 compared to 2007, reflecting the effect of merger-related expenses.  The following table shows these ratios annualized for the comparison periods.

For the second quarter ended June 30,	2008	2007

Return on Average Assets	0.72%	.96%
Return on Average Equity	10.15%	11.50%

For the first six months ended June 30,	2008	2007

Return on Average Assets	0.44%	.87%
Return on Average Equity	6.31%	10.36%

INTEREST INCOME LESS INTEREST EXPENSE (NET INTEREST INCOME)

     Net interest income, the difference between interest income and interest expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, and rate sensitivity of earning assets and interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets.  The three tables below provide a visual comparison of the consolidated figures, and are stated on a tax equivalent basis assuming a federal tax rate of 34%, the Company’s corporate tax rate. Therefore, to equalize tax-free and taxable income in the comparison, we divide the tax-free income by 66%, with the result that every tax-free dollar is equal to $1.52 in taxable income.

     Tax-exempt income is derived from municipal investments, which comprise the entire held-to-maturity portfolio of $39.6 million, along with a small portfolio within the available-for-sale portfolio amounting to approximately $1.2 million.  The Company also has Agency Stock in its available-for-sale portfolio amounting to $1.4 million that carries a 70% tax exemption on the interest income generated.  Both of these available-for-sale portfolios, aggregating $2.6 million, were acquired through the merger with LyndonBank.

     The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the six month comparison periods of 2008 and 2007:

For the six months ended June 30,	2008	2007

Net interest income as presented	$7,600,986	$6,616,327
Effect of tax-exempt income	450,026	222,567
Net interest income, tax equivalent	$8,055,012	$6,838,894

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

AVERAGE BALANCES AND INTEREST RATES

	For the Six Months Ended:
		2008			2007
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS
Loans (gross)	$355,976,557	$11,953,727	6.75%	$267,568,784	$9,627,815	7.26%
Taxable Investment Securities	37,301,989	810,949	4.37%	21,742,734	415,244	3.85%
Tax Exempt Investment Securities	43,218,158	1,357,529	6.32%	21,536,974	654,608	6.13%
Federal Funds Sold	15,131	520	6.91%	0	0	0.00%
Interest Earning Deposit Accounts	2,353,150	60,446	5.17%	2,162,989	57,828	5.39%
Other Investments	4,029,290	107,667	5.37%	2,330,747	89,041	7.70%
TOTAL	$442,894,275	$14,290,838	6.49%	$315,342,228	$10,844,536	6.93%

INTEREST BEARING LIABILITIES & EQUITY

NOW & Money Market Funds	$120,963,309	$1,543,587	2.57%	$73,693,482	$917,499	2.51%
Savings Deposits	49,646,014	219,416	0.89%	39,250,471	67,861	0.35%
Time Deposits	179,005,538	3,593,288	4.04%	131,342,262	2,831,239	4.35%
Fed Funds Purchased and Other Borrowed Funds	13,784,273	216,754	3.16%	974,403	27,359	5.66%
Repurchase Agreements	16,133,800	135,608	1.69%	14,811,398	161,684	2.20%
Capital Lease Obligations	937,540	37,961	8.14%	0	0	0.00%
Junior Subordinated Debentures	12,887,000	489,212	7.63%	0	0	0.00%
TOTAL	$393,357,474	$6,235,826	3.19%	$260,072,016	$4,005,642	3.11%

Net Interest Income		$8,055,012			$6,838,894
Net Interest Spread(1)			3.30%			3.82%
Interest Margin(2)			3.66%			4.37%

(1) Net interest spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
(2) Interest margin is net interest income divided by average earning assets.

     The average volume of earning assets for the first six months of 2008 increased $127.6 million, or 40.5% compared to the same period of 2007, reflecting the effect of the LyndonBank merger, while average yield decreased 44 basis points reflecting the low interest rate environment.  The average volume of loans increased $88.4 million or 33.0%, and the average volume of the investment portfolio increased $37.2 million or 86.0% between periods.  These increases are attributable to the merger with LyndonBank at December 31, 2007, in which the Company acquired $94.8 million in loans and $23.5 million in available-for-sale investments.  LyndonBank figures are actual, compared to the average volumes discussed above and throughout this section.  Interest earned on the loan portfolio comprised approximately 83.7% of total interest income for the first six months of 2008 and 88.8% for the 2007 comparison period.  Interest earned on tax exempt investments (which is presented on a tax equivalent basis) comprised 9.5% of net interest income for the first six months of 2008 compared to 6.0% for the same period in 2007.   As mentioned earlier in this discussion, the Company acquired $2.6 million in tax exempt, or partially tax exempt, investments in the merger with LyndonBank, contributing to this increase.

     In comparison, the average volume of interest-bearing liabilities for the first six months of 2008 increased approximately $133.3 million, or 51.3% over the 2007 comparison period, reflecting the effect of the LyndonBank merger, and the average rate paid on these accounts increased 8 basis points, which is attributable to the rate paid on capital lease obligations and the junior subordinated debentures.  The average volume of time deposits increased $47.7 million, or 36.3%, and the interest paid on time deposits, which comprises 57.6% and 70.7%, respectively, of total interest expense for the 2008 and 2007 comparison periods, increased $762,049, or 26.9%.  NOW and money market funds increased $47.3 million or 64.1%, and the interest paid on these funds comprises 24.8% and 22.9%, respectively, of the total interest expense for the first six months of 2008 and 2007.  The Company acquired actual balances totaling $29.7 million in NOW and money market funds and $54.1 million in time deposits at December 31, 2007 through the merger with LyndonBank.  Also contributing to the increase in average rate is a capital lease obligation the Company acquired through the merger with an average rate of 8.14%, and interest paid on $12.5 million in principal amount of junior subordinated debentures with an average rate of 7.63%.  These debentures helped to finance the year-end acquisition of LyndonBank.  The cumulative result of all these changes was an increase of $1.2 million in tax equivalent net interest income.  However coupled with a significant increase in the balance sheet, the result was a decrease in net interest spread of 52 basis points and a decrease of 72 basis points in the interest margin.

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the 2008 and 2007 comparison periods resulting from volume changes in average assets and average liabilities and fluctuations in rates earned and paid.

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

INCOME EARNING ASSETS

Loans (2)	$(856,913)	$3,182,825	$2,325,912
Taxable Investment Securities	98,651	297,054	395,705
Tax Exempt Investment Securities	43,855	659,066	702,921
Federal Funds Sold	520	0	520
Interest Earning Deposit Accounts	(2,465)	5,083	2,618
Other Investments	(46,230)	64,856	18,626
Total Interest Earnings	(762,582)	4,208,884	3,446,302

INTEREST BEARING LIABILITIES

NOW & Money Market Funds	37,728	588,360	626,088
Savings Deposits	133,512	18,043	151,555
Time Deposits	(266,107)	1,028,156	762,049
Fed Funds Purchased and Other Borrowed Funds	(170,145)	359,540	189,395
Repurchase Agreements	(40,503)	14,427	(26,076)
Capital Lease Obligations	37,961	0	37,961
Junior Subordinated Debentures	489,212	0	489,212
Total Interest Expense	221,658	2,008,526	2,230,184

Changes in Net Interest Income	$(984,240)	$2,200,358	$1,216,118

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

     Non-interest income increased $322,523 or 36.1% for the second quarter of 2008 compared to the second quarter of 2007, from $894,482 to $1.2 million.  An increase in service fees of $197,537 or 55.3% was not only attributable to the increase in deposit accounts acquired through the merger with LyndonBank, but also through an increase in various fees on all deposit accounts resulting from both increased utilization and a change in various deposit fees.  The Company acquired bank owned life insurance (BOLI) through the merger, and recognized $33,126 in non-taxable income on this asset during the second quarter of 2008.  Commissions and distributions from insurance companies increased $110,285 accounting for the 17.1% increase in other income.  Non-interest income increased $514,951 or 32.2% for the first six months of 2008 compared to the same period in 2007 from $1.6 million to 2.1 million.  Increases are similar in the six month period to the second quarter period with service fees noting the biggest increase of $397,666 or 58.4%, followed by income of $65,611 on the BOLI account.
     Non-interest expense increased $938,254 or 29.7% for the second quarter of 2008 compared to 2007.  Salaries and wages increased $355,098 or 31.7% for the second quarter of 2008 compared to the same period in 2007.  The 2008 increases were attributable to normal increases as well the addition of personnel resulting from the LyndonBank merger, and, in the first quarter of 2008, a temporary increase in personnel hours needed before and after the conversion of the computer system of LyndonBank.  Employee benefits increased $174,996 or 39.7% for the second quarter of 2008 compared to the same quarter of 2007, which is attributable to an increase in personnel from the LyndonBank merger.  Other expenses increased $241,469 or 25.1%, which again is attributable to the merger, primarily in telephone, advertising and postage expenses.  Non-interest expense increased $2.4 million or 37.5% for the first six months of 2008 compared to 2007.  Salaries and wages heads the list of increases at $872,834 or 38.7%, followed closely by other expenses with an increase of $716,467 or 36.9% for the first six months of 2008 compared to the same period in 2007.

     Management monitors all components of other non-interest expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate.  This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     Provision for income taxes decreased $120,506 or 62.4% for the second quarter of 2008 compared to the same quarter of 2007, and a decrease of $473,239 or 157.6% is noted in the first six months of 2008 compared to the first six months of 2007, as a direct result of the decrease in income before taxes of $104,828 and $915,769, respectively.  At December 31, 2007, the Company’s deferred tax liability increased through the valuation of fixed assets and deposits acquired through the merger with LyndonBank contributing to the increase of $202,168 in the deferred tax provision thereby decreasing taxes currently payable.

CHANGES IN FINANCIAL CONDITION

     The merger of the Bank and LyndonBank occurred on December 31, 2007. Therefore, the assets and liabilities presented in the discussion below at that date and at June 30, 2008 include the assets and liabilities of the former LyndonBank.

     The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

ASSETS	30-Jun-08		31-Dec-07		30-Jun-07

Loans (gross)*	$357,829,487	74.21%	$356,571,083	71.03%	$264,844,397	79.22%
Available for Sale Securities	30,963,259	6.42%	46,876,771	9.34%	21,691,772	6.49%
Held to Maturity Securities	39,628,560	8.22%	34,310,833	6.83%	19,259,981	5.76%
*includes loans held for sale

LIABILITIES

Time Deposits	$171,870,694	35.64%	$185,136,803	36.88%	$132,162,209	39.53%
Savings Deposits	51,015,544	10.58%	46,069,943	9.18%	39,503,360	11.82%
Demand Deposits	51,998,230	10.78%	64,019,707	12.75%	48,449,376	14.49%
NOW & Money Market Funds	114,242,617	23.69%	120,993,657	24.10%	60,392,387	18.07%

     The Company's loan portfolio increased slightly, by $1.3 million or 0.4% from December 31, 2007 to June 30, 2008, and $93.0 million or 35.1%, from June 30, 2007 to June 30, 2008.  The Company recorded $94.0 million in loans due to the merger on December 31, 2007.  Available-for-sale investments decreased $15.9 million or 34.0% through maturities and calls during the first six months of 2008, as these funds were then used to cover the outflow of deposit accounts.  The increase of $9.3 million in available-for-sale investments at June 30, 2008 versus June 30, 2007 is the result of $23.5 million in available-for-sale securities acquired in the merger, less $14.2 million in maturities and calls.  Held-to-maturity securities increased $5.3 million or 15.5% during the first six months of 2008, and $20.4 million or 105.8% year to year.  All LyndonBank investments were classified as available-for-sale, therefore, the increases in the held-to-maturity portfolio are entirely attributable to increases in the Company’s own portfolio.

     Time deposits decreased $13.3 million or 7.2% for the first six months of 2008, while an increase of $39.7 million or 30.1% is noted year to year.  The year to year increase reflects the acquisition of $53.4 million in time deposits on December 31, 2007 in the LyndonBank merger, net of fair value adjustments and the sale of deposits associated with the Vergennes branch of LyndonBank.  This year to year increase was partially offset by a decline in time deposits during the first six months of 2008.. Demand deposits decreased $12.0 million for the first six months of 2008, compared to an increase of just over $3.5 million year to year.  Although $18.1 million in demand deposits were acquired in the merger, approximately $8 million were reclassified to NOW accounts after the conversion. This reclassification is reflected in the decrease in demand deposits year to year of $6.6 million.  Savings deposits increased $4.9 million or 10.7% for the first six months of 2008, and NOW and money market funds reported a decrease of $6.8 million for the same period, while increases in both accounts are noted year to year for a combined increase of $65.4 million or 65.4%.  Total savings, NOW and money market accounts acquired at December 31, 2007 were $38.6 million accounting for 59% of the total increase year to year.  The Company anticipated a post-merger runoff of 3% in non- maturing deposits during the first quarter; actual run off of these deposits during the first quarter was approximately 5%.  Additional decrease in deposits in the second quarter is normal for the Company primarily due to seasonal municipal activity.

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

Credit Risk - A primary concern of management is to reduce the exposure to credit loss within the loan portfolio. Management follows established underwriting guidelines, and any exceptions to the policy must be approved by a loan officer with higher authority than the loan officer originating the loan.  The adequacy of the loan loss coverage is reviewed quarterly by the risk management committee of the Board of Directors.  This committee meets to discuss, among other matters, potential exposures, historical loss experience, and overall economic conditions.  Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency.  A variety of loans are reviewed periodically by an independent firm in order to help ensure accuracy of the Company's internal risk ratings and compliance with various internal policies and procedures, as well as those set by the regulatory authorities.  The Company also employs a Credit Administration Officer whose duties include monitoring and reporting on the status of the loan portfolio including delinquent and non-performing loans.  Credit risk may also arise from geographic concentration of loans.  While the Company’s loan portfolio is derived primarily from its primary market area in northeastern Vermont, geographic concentration is partially mitigated by the continued growth of the Company’s loan portfolio in Washington, Lamoille and Franklin counties, its newest market areas.

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	June 30, 2008		December 31, 2007
	Total Loans	% of Total	Total Loans	% of Total
Construction & Land Development	$13,620,017	3.81%	$12,896,803	3.62%
Secured by Farm Land	9,098,411	2.54%	9,645,648	2.71%
1-4 Family Residential	203,040,866	56.74%	195,844,303	54.92%
Commercial Real Estate	85,284,468	23.83%	85,576,002	24.00%
Loans to Finance Agricultural Production	1,159,187	0.32%	2,430,454	0.68%
Commercial & Industrial Loans	28,035,249	7.84%	31,258,211	8.77%
Consumer Loans	16,583,607	4.64%	18,461,620	5.18%
All other loans	1,007,682	0.28%	459,241	0.13%
Total Gross Loans	357,829,487	100.00%	356,572,281	100.00%
Reserve for loan losses	(3,013,321)	-0.84%	(3,026,049)	-0.85%
Unearned loan fees	(395,849)	-0.11%	(443,372)	-0.12%
Net Loans	$354,420,317	99.05%	$353,119,281	99.03%

Allowance for loan losses and provisions - The Company maintains an allowance for loan losses at a level that management believes is appropriate to absorb losses inherent in the loan portfolio (See “Critical Accounting Policies”). As of June 30, 2008, the Company maintained a residential loan portfolio (including home equity lines of credit) of $203.0 million, compared to $195.8 million at December 31, 2007, accounting for 56.7% and 54.9%, respectively, of the total loan portfolio.  The commercial real estate portfolio (including construction, land development and farmland loans) totaled $108.0 million and $108.1 million, respectively, at June 30, 2008 and December 31, 2007, comprising 30.2% and 30.3%, respectively, of the total loan portfolio.  The Company's commercial loan portfolio includes loans that carry guarantees from government programs, thereby mitigating the Company's credit risk on such loans.  At June 30, 2008, the Company had $17.8 million in loans of which $13.4 million was guaranteed, compared to almost $19.0 million in loans with a guaranteed portion totaling $14.1 million at December 31, 2007.  The Company's estimate for loan loss coverage is based upon such factors as trends in the volumes of residential and commercial loans secured by real estate, historical loan loss experience on these portfolios, and the experience of loan origination, underwriting and credit administration staff.  Based upon management's analysis of these and other factors, management believes its coverage for potential loan loss is adequate for the current environment.

The following table summarizes the Company's loan loss experience for the six months ended June 30,

	2008	2007
Loans Outstanding End of Period	$357,829,487	$264,844,397
Average Loans Outstanding During Period	$355,976,557	$267,568,784

Loan Loss Reserve, Beginning of Period	$3,026,049	$2,267,821
Loans Charged Off:
Residential Real Estate	0	0
Commercial Real Estate	106,383	0
Commercial Loans not Secured by Real Estate	7,044	0
Consumer Loans	66,600	72,568
Total Loans Charged Off	180,027	72,568
Recoveries:
Residential Real Estate	1,329	13,346
Commercial Real Estate	879	12234
Commercial Loans not Secured by Real Estate	11,006	1,512
Consumer Loans	29,087	11,559
Total Recoveries	42,301	38,651
Net Loans Charged Off	137,726	33,917
Provision Charged to Income	124,998	75,000
Loan Loss Reserve, End of Period	$3,013,321	$2,308,904

Net Charge Offs to Average Loans Outstanding	0.039%	0.013%
Loan Loss Reserve to Average Loans Outstanding	0.846%	0.863%

Non-performing assets for the comparison periods were as follows:

	June 30, 2008		December 31, 2007

		Percent		Percent
	Balance	of Total	Balance	of Total

Non-Accruing loans	$1,021,987	51.39%	$1,337,641	90.66%
Loans past due 90 days or more and still accruing	966,591	48.61%	137,742	9.34%
Total	$1,988,578	100.00%	$1,475,383	100.00%

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

     The Company has experienced an increase in collection activity on loans 30 to 60 days past due during the first six months of 2008.  The Company works actively with customers early in the delinquency process to help them to avoid default or foreclosure.  The Company’s non-accruing loan portfolio decreased $315,654 or 23.6% during the first six months of 2008, due in part to payoffs through foreclosure sales, which was partially offset by the addition of a 1-4 family residential loan with a sizeable balance.  The increase of $828,849 in the loans 90 days or more past due is attributable to two commercial loans amounting to $523,365.  These commercial loans are well secured minimizing any potential loss.

Market Risk - In addition to credit risk in the Company’s loan portfolio and liquidity risk, the Company’s business activities also generate market risk.  Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices.  The Company does not have any market risk sensitive instruments acquired for trading purposes.  The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, and deposit taking activities.  Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to loan prepayment risks, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product.  Changes in interest rates also have a direct impact on the market value of the securities portfolio and the mortgage servicing rights.  As discussed above under "Interest Rate Risk and Asset and Liability Management", the Company actively monitors and manages its interest rate risk through the ALCO process.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit (including commercial and construction lines of credit), standby letters of credit and risk-sharing commitments on certain sold loans.   Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.  During the first six months of 2008, the Company did not engage in any activity that created any additional types of off-balance-sheet risk.

     The Company generally requires collateral or other security to support financial instruments with credit risk.  The Company's financial instruments or commitments whose contract amount represents credit risk as of June 30, 2008 were as follows:

Contract or
Notional Amount

Unused portions of home equity lines of credit	15,317,891
Other commitments to extend credit	25,482,519
Residential and commercial construction lines of credit	6,896,624
Standby letters of credit and commercial letters of credit	280,680
Recourse on sale of credit card portfolio	1,311,950
MPF credit enhancement obligation, net of liability recorded	1,372,336

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

     The Company has taken the approach of offering deposit specials at competitive rates, in varying terms that fit within the balance sheet mix.  The strategy of offering specials is meant to provide a means to retain deposits while not having to reprice the entire deposit portfolio.  The Company recognizes that with increasing competition for deposits, it may at times be desirable to utilize alternative sources of funding to supplement deposits.  In 2007, the Board of Directors approved an updated Asset Liability Management Funding Policy that includes the expanded use of brokered deposits.  This will allow the Company to augment retail deposits and borrowings with brokered deposits as needed to help fund loans.  To date, the Company has not utilized this source of funds.

     During the first six months of 2008, the Company's available-for-sale investment portfolio decreased $15.9 million through maturities and calls, while the held-to-maturity investment portfolio increased $5.3 million and the loan portfolio increased $1.3 million.  At June 30, 2008, 14 debt securities and 3 equity securities had aggregate unrealized losses totaling $424,108 and $157,915, respectively.  The primary factors considered in the determination of the values of these investments are the general market conditions, changes in interest rates and the quality of the issuer.  The Company evaluates debt securities for impairment at least quarterly, or more frequently as conditions warrant.  The Company considers factors it deems relevant in light of the nature of the security and the issuer, including whether the issuer is a government unit, a government agency or a government-sponsored enterprise, whether the security bears a government guarantee, whether downgrades have been made by rating agencies, and more recently, the status of relevant legislative and regulatory developments affecting the market for mortgage related securities.  In light of its analysis and because the Company has the ability to hold the securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines in value were deemed by management to be other than temporary at June 30, 2008.

     On the liability side, NOW and money market accounts decreased $6.8 million and savings deposits increased $4.9 million during the first six months of 2008, while time deposits decreased $13.3 million, and demand deposits decreased $12.0 million.  Approximately $8 million in demand deposits were reclassified into NOW accounts, accounting for a portion of the change in these account categories.

     As a member of the Federal Home Loan Bank of Boston (FHLBB), the Company has access to pre-approved lines of credit.  The Company had a $1.0 million unsecured Federal Funds line with an available balance of the same at June 30, 2008.  Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.  At June 30, 2008 the Company also had additional borrowing capacity of approximately $100.3 million, less outstanding advances and certain pledged collateral amounts, through the FHLBB, secured by the Company's qualifying loan portfolio.

     To cover seasonal decreases in deposits primarily associated with municipal accounts, the Company typically borrows short-term advances from the FHLBB at the end of the second quarter and pays the advances down as the municipal deposits flow back into the bank during the third and fourth quarter.  With the latest decrease in Federal Funds rate, the Company will consider extending a portion of the overnight funding need into short-term advances to mature as the seasonal deposits flow back into the bank.  At the end of the second quarter, the Company had outstanding advances of $27.3 million consisting of the following:

	Annual		Principal
Purchase Date	Rate	Maturity Date	Balance

Long-term Advance
November 16, 1992	7.67%	November 16, 2012	$10,000

Short-term Advances
Overnight Funds Purchased (FHLBB)	2.50%	July 1, 2008	$27,245,000

     Under a separate agreement with FHLBB, the Company has the authority to collateralize public unit deposits, up to its FHLBB borrowing capacity ($101.7 million less outstanding advances noted above) with letters of credit issued by the FHLBB.  At June 30, 2008, approximately $69.8 million was pledged under this agreement, as collateral for these deposits.  A letter of credit fee is charged to the Company quarterly based on the average daily balance for the quarter at an annual rate of 20 basis points.  The average daily balance for the second quarter of 2008 was approximately $19.9 million.

     Other alternative sources of funding come from unsecured Federal Funds lines with two other correspondent banks that total $7.5 million.  There were no balances outstanding on either line at June 30, 2008.

     In the second quarter of 2008, the Company declared a cash dividend of $0.17 per common share, payable in the third quarter of 2008, requiring an accrual of $750,726 at June 30, 2008.

The following table illustrates the changes in shareholders' equity from December 31, 2007 to June 30, 2008:

Balance at December 31, 2007 (book value $7.94 per common share)	$ 34,920,360
Net income	1,090,609
Issuance of stock through the Dividend Reinvestment Plan	459,232
Total dividends declared on common stock	(1,498,655)
Total dividends declared on preferred stock	(93,750)
Unrealized holding gain arising during the period on available-for-sale securities, net of tax	(346,429)
Balance at June 30, 2008 (book value $7.23 per common share)	$ 34,531,367

     Since 2000 the Company has had in effect a stock buyback plan that authorized the repurchase from time to time of shares of the Company’s common stock.  During the first six months of 2008, the Company did not repurchase any shares pursuant to the buyback authority.  In August, 2008, the Board of Directors terminated the buyback program.  For additional information on stock repurchases by the Company refer to Part II, Items 2 and 5 of this Report.

     The primary source of funds for the Company's payment of dividends to its shareholders is dividends paid to the Company by the Bank.  The Bank, as a national bank, is subject to the dividend restrictions contained in the National Bank Act, administered by the Comptroller of the Currency ("OCC").  Under such restrictions, the Bank may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years.

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

     Regulators have also established minimum capital ratio guidelines for FDIC-insured banks under the prompt corrective action provisions of the Federal Deposit Insurance Act, as amended.  These minimums are a total risk-based capital ratio of 10.0%, a Tier I risk-based capital ratio of 6%, and a leverage ratio of 5%.  As of June 30, 2008, the Company’s subsidiary was deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Subsidiary's classification.

The risk based ratios of the Company and its subsidiary as of June 30, 2008 and December 31, 2007 exceeded regulatory guidelines and are presented in the table below.

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2008:
Total capital (to risk-weighted assets)
Consolidated	$34,899	10.80%	$25,855	8.0%	N/A	N/A
Bank	$35,756	11.09%	$25,794	8.0%	$32,243	10.0%
Tier I capital (to risk-weighted assets)
Consolidated	$31,886	9.87%	$12,928	4.0%	N/A	N/A
Bank	$32,743	10.15%	$12,897	4.0%	$19,346	6.0%
Tier I capital (to average assets)
Consolidated	$31,886	6.75%	$18,883	4.0%	N/A	N/A
Bank	$32,743	6.95%	$18,855	4.0%	$23,569	5.0%

As of December 31, 2007:
Total capital (to risk-weighted assets)
Consolidated*	$36,975	15.48%	$19,104	8.0%	N/A	N/A
Community National Bank	$48,506	20.41%	$19,013	8.0%	$23,766	10.0%
Former LyndonBank	$13,536	12.94%	$ 8,365	8.0%	$10,457	10.0%
Tier I capital (to risk-weighted assets)
Consolidated*	$34,736	14.55%	$ 9,552	4.0%	N/A	N/A
Community National Bank	$46,267	19.47%	$ 9,506	4.0%	$14,260	6.0%
Former LyndonBank	$12,749	12.19%	$ 4,183	4.0%	$ 6,274	6.0%
Tier I capital (to average assets)
Consolidated*	$34,736	9.40%	$14,785	4.0%	N/A	N/A
Community National Bank	$46,267	12.54%	$14,752	4.0%	$18,440	5.0%
Former LyndonBank	$12,749	8.26%	$ 6,153	4.0%	$ 7,691	5.0%

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

ITEM 4T. Controls and Procedures

Disclosure Controls and Procedures

     Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of June 30, 2008, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of June 30, 2008 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to purchases of the Company’s common stock during the second quarter ended June 30, 2008, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
	Total Number	Average	Shares Purchased	Purchased Under
	Of Shares	Price Paid	as Part of Publicly	the Plan at the
For the period:	Purchased(1)(2)	Per Share	Announced Plan(3)	End of the Period

April 1 – April 30	2,711	$14.00	0	226,110
May 1 – May 31	0	$0.00	0	226,110
June 1 – June 30	4,000	$13.85	0	226,110
Total	6,711	$13.91	0	226,110

(1)  All 6,711 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through Community Financial Services Group, LLC (“CFSG”), which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.  All purchases by the Plan were made in the open market in brokerage transactions and reported on the OTC Bulletin Board©.

(2)  Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's Dividend Reinvestment Plan.

(3)  In 2000 the Company’s Board of Directors authorized the repurchase from time to time of up to 205,000 shares of the Company’s common stock in open market and privately negotiated transactions, in management’s discretion and as market conditions may warrant.  The Board extended this authorization in 2002 to repurchase an additional 200,000 shares, with an aggregate limit for such repurchases under both authorizations of $3.5 million.  The Board of Directors terminated the buyback program in August 2008.

ITEM 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders, at the Annual Meeting of Shareholders of Community Bancorp. on June 10, 2008:

Item 1.	To elect four directors to serve until the Annual Meeting of Shareholders in 2011;

Item 2.	To amend and restate the Company’s Amended and Restated Articles of Incorporation;

Item 3.	To amend Article Six of the Company’s Articles of Association to declassify the Board and provide for annual election of all directors;

Item 4.	To amend Article Six of the Company’s Articles of Association to delete provisions relating to filing of Board vacancies, removal of directors and interpretation of the Article;

Item 5.	To amend Article Seven of the Company’s Articles of Association, to eliminate the supermajority vote required to amend certain provisions of the Articles of Association and Bylaws;

Item 6.	To ratify the selection of the independent registered public accounting firm of Berry, Dunn, McNeil & Parker as the Corporation’s external auditors for the fiscal year ending December 31, 2008;

The results are as follows:

			AUTHORITY
			WITHHELD/	BROKER
MATTER	FOR	AGAINST	ABSTAIN	NON-VOTE
Item 1. Election of Directors:
Thomas E. Adams	3,050,601	33,977	-0-	-0-
Jacques R. Couture	3,034,306	50,272	-0-	-0-
Dorothy R. Mitchell	3,039,109	45,469	-0-	-0-
Richard C. White	3,069,751	14,827	-0-	-0-

Item 2. The Company’s Amended and Restated	2,967,219	43,423	73,934	-0-
Articles of Incorporation
Item 3. Article Six of the Company’s Articles of	2,911,354	76,933	96,290	-0-
Association
Item 4. Article Six of the Company’s Articles of	2,890,121	79,898	114,557	-0-
Association
Item 5. Article Seven of the Company’s Articles	2,823,261	156,144	105,171	-0-
of Association
Item 6. Selection of Auditors	2,989,667	-0-	94,909	-0-
Berry, Dunn, McNeil & Parker

     The votes cast in favor were sufficient to elect each of the nominees for director and to approve items 2 and 6.  Items 3, 4 and 5 were not approved.

ITEM 5. Other Events

On August 12, 2008 the Board of Directors terminated the Company's stock repurchase program, effective immediately. The repurchase program was initially adopted in 2000 and reauthorized and extended in 2002 to provide repurchase authority with respect to an aggregate of up to 405,000 shares of common stock, with an aggregate dollar limitation of $3.5 million.  Prior to termination, a total of 178,890 shares had been repurchased pursuant to the program in open market purchases and privately negotiated transactions, at prices ranging from a low of $9.75 per share in May, 2000 to a high of $16.50 per share in September 2005.  The last purchase under the buyback program was in December, 2005.

ITEM 6. Exhibits

The following exhibits are filed with this report:
Exhibit 3.1 - Amended and Restated Articles of Association of Community Bancorp.
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

COMMUNITY BANCORP.

DATED: August 13, 2008	/s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Executive Officer

DATED: August 13, 2008	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Vice President
& Chief Financial Officer