Form 10-Q
period 2008-09-30
COMMUNITY BANCORP /VT
filed 2008-11-13
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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
YES (  )     NO(X)

At November 12, 2008, there were 4,450,937 shares outstanding of the Corporation's common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARY	September 30	December 31	September 30
Consolidated Balance Sheets	2008	2007	2007
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$9,709,904	$17,486,535	$7,609,332
Federal funds sold and overnight deposits	32,353	2,785,988	12,389,462
Total cash and cash equivalents	9,742,257	20,272,523	19,998,794
Securities held-to-maturity (fair value $46,600,000 at 09/30/08,
$34,273,000 at 12/31/07, and $29,472,000 at 09/30/07)	46,368,055	34,310,833	29,431,718
Securities available-for-sale	29,638,437	46,876,771	25,074,048
Restricted equity securities, at cost	3,906,850	3,456,850	2,450,150
Loans held-for-sale	742,778	685,876	982,576
Loans	358,358,089	355,885,207	255,926,578
Allowance for loan losses	(3,058,882)	(3,026,049)	(2,321,409)
Unearned net loan fees	(352,142)	(443,372)	(490,826)
Net loans	354,947,065	352,415,786	253,114,343
Bank premises and equipment, net	15,163,398	16,361,152	12,072,266
Accrued interest receivable	2,235,882	2,304,055	1,755,545
Bank owned life insurance	3,658,911	3,559,376	0
Core deposit intangibles	3,536,850	4,161,000	0
Goodwill	11,567,032	10,347,455	0
Other real estate owned	185,000	0	0
Other assets	7,853,715	7,279,941	5,928,109
Total assets	$489,546,230	$502,031,618	$350,807,549
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$54,499,372	$64,019,707	$50,485,030
NOW and money market accounts	122,491,455	120,993,657	77,204,394
Savings	50,523,075	46,069,943	39,505,522
Time deposits, $100,000 and over	55,806,941	58,860,374	40,455,562
Other time deposits	124,551,597	126,276,429	94,388,283
Total deposits	407,872,440	416,220,110	302,038,791
Federal funds purchased and other borrowed funds	13,616,000	13,760,000	40,000
Repurchase agreements	14,615,209	17,444,933	14,212,876
Capital lease obligations	856,376	943,227	0
Junior subordinated debentures	12,887,000	12,887,000	0
Accrued interest and other liabilities	4,895,509	5,855,988	2,653,456
Total liabilities	454,742,534	467,111,258	318,945,123
Shareholders' Equity
Preferred stock 1,000,000 shares authorized, 25 shares issued and outstanding at 09/30/08 and 12/31/07, ($100,000 liquidation value),
and no shares issued and outstanding at 09/30/07	2,500,000	2,500,000	0
Common stock - $2.50 par value; 10,000,000 shares authorized,
4,659,603 shares issued at 09/30/08, 4,609,268 shares issued
at 12/31/07, and 4,592,735 shares issued at 09/30/07	11,649,007	11,523,170	11,481,838
Additional paid-in capital	25,579,898	25,006,439	24,818,896
Accumulated deficit	(2,585,311)	(1,597,682)	(1,749,560)
Accumulated other comprehensive income (loss)	282,879	111,210	(65,971)
Less: treasury stock, at cost; 210,101 shares at 09/30/08, 12/31/07,
and 09/30/07	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	34,803,696	34,920,360	31,862,426
Total liabilities and shareholders' equity	$489,546,230	$502,031,618	$350,807,549

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
For The Third Quarter Ended September 30,	2008	2007

Interest income
Interest and fees on loans	$5,912,812	$4,778,687
Interest on debt securities
Taxable	331,231	215,234
Tax-exempt	455,017	259,404
Dividends	41,240	37,329
Interest on federal funds sold and overnight deposits	2,077	133,350
Total interest income	6,742,377	5,424,004

Interest expense
Interest on deposits	2,141,927	1,957,858
Interest on federal funds purchased and other borrowed funds	142,644	63,283
Interest on repurchase agreements	60,138	79,004
Interest on junior subordinated debentures	243,564	0
Total interest expense	2,588,273	2,100,145

Net interest income	4,154,104	3,323,859
Provision for loan losses	112,499	47,500
Net interest income after provision for loan losses	4,041,605	3,276,359

Non-interest income
Service fees	562,319	350,054
Income on bank owned life insurance	33,924	0
Other income	487,731	760,304
Total non-interest income	1,083,974	1,110,358

Non-interest expense
Salaries and wages	1,361,196	1,168,792
Employee benefits	522,770	477,144
Occupancy expenses, net	759,576	539,202
Write down of Fannie Mae preferred stock	739,332	0
Other expenses	1,260,686	1,061,908
Total non-interest expense	4,643,560	3,247,046

Income before income taxes	482,019	1,139,671
Income tax expense	167,406	212,499
Net Income	$314,613	$927,172

Earnings per common share	$0.06	$0.21

Weighted average number of common shares
used in computing earnings per share	4,438,225	4,372,670

Dividends declared per common share	$0.17	$0.17

Book value per share on common shares outstanding at September 30,	$7.26	$7.27

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
For the Nine Months Ended September 30,	2008	2007

Interest income
Interest and fees on loans	$17,866,539	$14,406,502
Interest on debt securities
Taxable	1,142,179	630,478
Tax-exempt	1,358,519	691,445
Dividends	148,908	126,370
Interest on federal funds sold and overnight deposits	63,044	191,178
Total interest income	20,579,189	16,045,973

Interest expense
Interest on deposits	7,498,218	5,774,457
Interest on federal funds purchased and other borrowed funds	397,359	90,642
Interest on repurchase agreements	195,746	240,688
Interest on junior subordinated debentures	732,776	0
Total interest expense	8,824,099	6,105,787

Net interest income	11,755,090	9,940,186
Provision for loan losses	237,497	122,500
Net interest income after provision for loan losses	11,517,593	9,817,686

Non-interest income
Service fees	1,641,457	1,031,526
Income on bank owned life insurance	99,535	0
Other income	1,455,761	1,676,660
Total non-interest income	3,196,753	2,708,186

Non-interest expense
Salaries and wages	4,487,017	3,421,779
Employee benefits	1,751,617	1,349,547
Occupancy expenses, net	2,416,944	1,776,935
Write down of Fannie Mae preferred stock	739,332	0
Other expenses	3,919,695	3,004,450
Total non-interest expense	13,314,605	9,552,711

Income before income taxes	1,399,741	2,973,161
Income tax (benefit) expense	(5,481)	512,850
Net Income	$1,405,222	$2,460,311

Earnings per common share	$0.29	$0.56

Weighted average number of common shares
used in computing earnings per share	4,421,759	4,357,565

Dividends declared per common share	$0.51	$0.50

Book value per share on common shares outstanding at September 30,	$7.26	$7.27

All share and per share data for prior periods restated to reflect a 5% stock dividend declared in June 2007.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,	2008	2007

Cash Flow from Operating Activities:
Net Income	$1,405,222	$2,460,311
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	809,686	710,591
Provision for loan losses	237,497	122,500
Provision (credit) for deferred income taxes	290,296	(34,470)
Net gain on sale of loans	(250,845)	(226,492)
Loss on sale or disposal of fixed assets	1,757	8,415
Gain on investment in Trust LLC	(44,604)	(104,337)
Amortization (accretion) of bond premium (discount), net	(47,448)	8,301
Write down of Fannie Mae preferred stock	739,332	0
Proceeds from sales of loans held for sale	20,470,308	22,295,686
Originations of loans held for sale	(20,276,365)	(22,485,470)
Decrease in taxes payable	(164,283)	(202,680)
Decrease (increase) in interest receivable	68,173	(88,410)
Decrease (increase) in mortgage servicing rights	30,055	(90,643)
Decrease (increase) in other assets	785,861	(366,050)
Increase in bank owned life insurance	(99,535)	0
Amortization of core deposit intangible	624,150	0
Amortization of limited partnerships	278,313	292,530
Decrease in unamortized loan fees	(91,230)	(141,279)
Decrease in interest payable	(109,609)	(49,183)
Increase in accrued expenses	23,438	88,396
(Decrease) increase in other liabilities	(3,256,848)	22,037
Net cash provided by operating activities	1,423,321	2,219,753

Cash Flows from Investing Activities:
Investments - held to maturity
Maturities and paydowns	24,921,147	17,709,462
Purchases	(36,978,370)	(26,071,314)
Investments - available for sale
Sales and maturities	17,229,897	3,000,000
Purchases	(1,079,688)	(5,160,000)
Proceeds from (purchase) redemption of restricted equity securities	(450,000)	378,100
Decrease in limited partnership contributions payable	0	(236,094)
Investments in limited partnership	(5,000)	(264,800)
(Increase) decrease in loans, net	(2,940,890)	12,686,366
Capital expenditures, net of proceeds from sales of bank
premises and equipment	386,311	(457,248)
Recoveries of loans charged off	78,344	47,870
Net cash provided by investing activities	1,161,751	1,632,342

Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market and savings accounts	(3,569,405)	(82,051)
Net (decrease) increase in time deposits	(4,778,265)	1,132,648
Net decrease in repurchase agreements	(2,829,724)	(2,871,070)
Net increase in short-term borrowings	7,856,000	0
Repayments on long-term borrowings	(8,000,000)	0
Decrease in capital lease obligations	(86,851)	0
Dividends paid on preferred stock	(140,625)	0
Payments to acquire treasury stock	0	(8,045)
Dividends paid on common stock	(1,566,468)	(1,491,393)
Net cash used in financing activities	(13,115,338)	(3,319,911)

Net (decrease) increase in cash and cash equivalents	(10,530,266)	532,184
Cash and cash equivalents:
Beginning	20,272,523	19,466,610
Ending	$9,742,257	$19,998,794

Supplemental Schedule of Cash Paid During the Period
Interest	$8,933,708	$6,154,970
Income taxes	$405,000	$750,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$260,105	$310,142

Other real estate owned acquired in settlement of loans	$185,000	$0

Fair value adjustment of Fannie Mae preferred stock	$656,347	$0

Investments in limited partnership
Increase in limited partnerships	$(1,462,000)	$(264,800)
Increase in contributions payable	$1,457,000	$0
	$(5,000)	$(264,800)

Common Shares Dividends Paid
Dividends declared	$2,252,226	$2,149,218
Increase (decrease) in dividends payable attributable to dividends declared	13,538	(42,872)
Dividends reinvested	(699,296)	(614,953)
	$1,566,468	$1,491,393

Stock Dividends	$0	$2,821,320

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

NOTE 3.  RECENT ACCOUNTING DEVELOPMENTS

     In September 2006, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, which provides enhanced guidance for using fair value to measure assets and liabilities.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective January 1, 2008.  Additional information regarding the Company’s fair value measurements under SFAS No. 157 is contained in Note 8.  FASB Staff Position (FSP) No. FAS 157-2 delays the effect of SFAS No. 157 on the measurement of goodwill and other intangible assets measured at fair value on a nonrecurring basis until the first quarter of 2009.

     In October 2008, the FASB issued FSP No. 157-3, Determining The Fair Value of a Financial Asset when the Market for that Asset is not Active.  FSP No. 157-3 amended SFAS No. 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market.  The FSP was effective upon issuance.  The Company is currently evaluating FSP No. 157-3 for materiality.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 contains provisions to apply the fair value option to existing eligible financial instruments at the date of adoption. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with provisions for early adoption.  To date the Company has not applied the fair value option to any financial instruments; therefore, SFAS No. 159 has not had any impact on the Company’s financial statements.

     In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings, in which the SEC Staff expressed its views concerning written loan commitments accounted for as derivatives or at fair value through earnings, as permitted by SFAS No. 159. It is the Staff's position that expected net future cash flows from servicing a loan should be included in the fair value measurement of a loan commitment when it qualifies for derivative accounting under SFAS No. 133 or at fair value through earnings, as permitted by SFAS No. 159. Implementation of SAB No. 109 did not have a material effect on the financial condition or results of operations of the Company.

     In December 2007, the FASB revised SFAS No. 141, “Business Combinations” (SFAS No.141R). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141R recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  Additionally, SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquiree achieves control and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Accordingly, SFAS No. 141R did not apply to the Company’s acquisition of LyndonBank completed at year-end 2007, but would apply to business combinations (if any) in 2009 and subsequent years.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51”.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008.  Management does not expect it will have a material effect on its financial condition or results of operations.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161 but does not expect it will have a material effect on its financial condition or results of operations.

NOTE 4.  INCOME TAXES

     Section 301 of the Emergency Economic Stabilization Act of 2008 provides tax relief to banking organizations that have suffered losses on certain holdings of Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) preferred stock by changing the character of these losses from capital to ordinary for federal income tax purposes.  However, under generally accepted accounting principles, because the Act was not enacted on October 3, 2008, banking organizations will not be able to recognize the tax effect of the ordinary losses resulting from Section 301 in their financial statements for the third quarter.  Accordingly, the tax benefit resulting from the Company’s third quarter write down of its Fannie Mae preferred shareholdings (approximately $251,000) will not be recorded for financial statement purposes until the fourth quarter of 2008. (See Note 8.)

     In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. Effective January 1, 2007, the Company adopted FIN 48. The implementation of FIN 48 did not have a material impact on the Company’s financial statements.

     The Company’s income tax returns for the years ended December 31, 2004, 2005, 2006 and 2007 are open to audit under the statute of limitations by the Internal Revenue Service.  The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its provision for income taxes.  A late estimated tax payment for the first quarter of 2006 resulted in a penalty of $15,208 which is reflected in income tax expense for 2007.

NOTE 5.  EARNINGS PER COMMON SHARE

     Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period (retroactively adjusted for stock splits and stock dividends) and reduced for shares held in Treasury. The following table illustrates the calculation for the third quarter and nine months ended September 30, as adjusted for the cash dividend declared on the preferred stock:

For the third quarter ended September 30,	2008	2007

Net income, as reported	$314,613	$927,172
Less: dividends to preferred shareholders	46,875	0
Net income available to common shareholders	$267,738	$927,172
Weighted average number of common shares used in calculating
earnings per share	4,438,225	4,372,670
Earnings per common share	$0.06	$0.21

For the nine months ended September 30,	2008	2007

Net income, as reported	$1,405,222	$2,460,311
Less: dividends to preferred shareholders	140,625	0
Net income available to common shareholders	$1,264,597	$2,460,311
Weighted average number of common shares used in calculating
earnings per share	4,421,759	4,357,565
Earnings per common share	$0.29	$0.56

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

The Company's total comprehensive income for the comparison periods is calculated as follows:

For the third quarter ended September 30,	2008	2007

Net income	$1,053,945	$927,172
Realized loss on write down of Fannie Mae preferred stock	739,332	0
Net income after realized loss	314,613	927,172

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale
securities arising during the period	784,997	221,604
Tax effect	(266,899)	(75,345)
Other comprehensive income (loss), net of tax	518,098	146,259
Total comprehensive income	$832,711	$1,073,431

For the nine months ended September 30,	2008	2007

Net income	$2,144,554	$2,460,311
Realized loss on write down of Fannie Mae preferred stock	739,332	0
Net income after realized loss	1,405,222	2,460.311

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale
securities arising during the period	260,105	310,142
Tax effect	(88,436)	(105,448)
Other comprehensive income (loss), net of tax	171,669	204,694
Total comprehensive income	$1,576,891	$2,665,005

NOTE 7.  MERGER AND INTANGIBLE ASSETS

     On December 31, 2007, the Company completed its acquisition of LyndonBank, Lyndonville, Vermont, through the merger of LyndonBank with and into Community National Bank, the Company’s wholly-owned subsidiary.  On that date, Community National Bank sold the former Vergennes, Vermont branch of LyndonBank consisting of approximately $8.7 million in deposits and $12.1 million in branch assets, including $10.5 in loans.  The aggregate purchase price in the LyndonBank merger was approximately $26.7 million in cash.  To finance a portion of the acquisition costs, the Company issued approximately $12.9 million of junior subordinated debentures in a trust preferred securities financing (See Note 10.) and 25 shares of non-cumulative perpetual preferred stock for gross sale proceeds of $2.5 million.

     The transaction was accounted for as a purchase and, accordingly, the operations of LyndonBank are included in the Company’s consolidated financial statements from the date of the acquisition.  The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition.  The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill.  During the first quarter of 2008, the Company received valuations on bank premises and equipment to determine fair value and make the necessary adjustments to bank premises and equipment, goodwill and the related deferred tax liability.  The adjustment to goodwill was an increase of $212,884.  During the second quarter of 2008, additional adjustments amounting to a net decrease of $57,536 were made to goodwill for the settlement of certain LyndonBank liability accounts.  During the third quarter of 2008, adjustments amounting to a net increase were made totaling $1,064,228 for some additional costs related to the merger, disposal of software used during the first quarter of 2008 that is no longer needed, and a fair value adjustment totaling $656,347 on Fannie Mae preferred stock the Company acquired through the acquisition.

The purchase price allocation to the acquired assets, net of the Vergennes branch sale and including adjustments described above, was as follows:

Cash and cash equivalents	$12,060,208
Federal Home Loan Bank stock	1,006,700
Investments	22,885,546
Loans, net	94,871,768
Bank premises and equipment	3,774,657
Prepaid expenses and other assets	4,773,431
Identified intangible asset	4,161,000
Goodwill	11,567,032
Deposits	(110,044,422)
Borrowings	(14,269,911)
Long-term debt	(943,227)
Accrued expenses and other liabilities	(3,124,959)
Aggregate purchase price	$26,717,823

     The $4.2 million of indentified acquired intangible asset represents the core deposit intangible and is subject to amortization over the weighted-average life of the core deposit base which was determined to be approximately 10 years.  The amortization expense related to the core deposit intangible for the three month and nine month periods ended September 30, 2008 was $208,050 and $624,150, respectively.

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

     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Assets measured at fair value on a recurring basis at September 30, 2008 are summarized below:

	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available-for-sale	$4,246,566	$25,391,871	$0	$29,638,437

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

     During the third quarter of 2008, the Company recorded a noncash other than temporary impairment charge totaling $739,332 for its investment in two classes of Fannie Mae preferred stock.  That action was taken after the federal government placed Fannie Mae and its sister government sponsored enterprise, Freddie Mac under conservatorship on September 7, 2008.

Assets measured at fair value on a nonrecurring basis and reflected in the balance sheet at September 30, 2008 are summarized below:

	Level 1	Level 2	Level 3	Fair Value
Restricted equity securities	0	3,906,850	0	3,906,850
Mortgages held-for-sale	0	742,778	0	742,778
Mortgage servicing rights	0	1,068,130	0	1,068,130
Impaired loans	0	1,022,193	0	1,022,193
Other real estate owned	0	185,000	0	185,000
Total	$0	$1,207,193	$0	$1,207,193

     The fair value of loans held-for-sale is based upon an actual purchase and sale agreement between the Company and an independent market participant.  The sale is executed within a reasonable period following quarter end at the stated fair value.

     Mortgage servicing rights are initially recorded at estimated fair value and are then periodically measured for impairment by projecting and discounting future cash flows associated with servicing at market rates.  The projection of cash flows is a Level 2 measurement, incorporating assumptions of changes in cash flows due to estimated prepayments, estimated costs to service and estimates of other servicing income.  Market assumptions are used and primarily include discount rates and expected prepayments.  As of September 30, 2008, the Company’s mortgage servicing rights measured at fair value totaled $1.07 million.  During the third quarter of 2008, the Company recorded $94,945 of further impairment of mortgage servicing rights.  This was partially offset by $6,312 in new servicing rights income, resulting in a net negative valuation adjustment of $88,633 for the third quarter of 2008.

      Loans that are deemed to be impaired or transferred to other real estate owned are valued at the lower of cost or the fair value of the underlying real estate collateral.  Impaired loans are measured at fair value on a nonrecurring basis, with such fair values obtained using independent appraisals.  The fair market value of properties transferred to other real estate owned is determined prior to transferring the balance of the loan to other real estate owned.  The balance transferred to other real estate owned is the lesser of the estimated fair market value of the property, or the book value of the loan, less estimated cost to sell.  The Company considers impaired loans and other real estate owned to be level 2 inputs.

NOTE 9.  LEGAL PROCEEDINGS

     The Company has a pending legal issue involving safe deposit box procedures with a potential claim amounting to $50,000.  The Company’s subsidiary, Community National Bank, as successor by merger to LyndonBank, is a party to a contract dispute with a service provider involving disputed charges of approximately $72,000.  The dispute is currently in mediation and may proceed to binding arbitration if the parties are unable to settle the matter.  Currently the Company has not accrued for either of these matters, but will do so before year end if either matter is still outstanding at that time.

     In addition to the foregoing matters, in the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

NOTE 10. JUNIOR SUBORDINATED DEBT SECURITIES DUE 2037

     As of September 30, 2008, the Company had outstanding $12,887,000 principal amount of Junior Subordinated Debentures Due 2037 (the “Debentures”).  The Debentures, which were issued to finance the LyndonBank acquisition (see Note 7), pay interest quarterly at a fixed annual rate of interest of 7.56% through December 15, 2012, and thereafter at a floating rate equal to the 3-month London Interbank Offered Rate (LIBOR) plus 2.85% and mature on December 15, 2037.  The Debentures are subordinated and junior in right of payment to all senior indebtedness of the Company, as defined in the Indenture dated as of October 31, 2007 (the “Indenture”) between the Company and First Tennessee Bank, National Association, as Trustee.  The Debentures are first redeemable, in whole or in part, by the Company on December 15, 2012.

     The Debentures were issued and sold to CMTV Capital Trust I (the “Trust”).  The Trust is a special purpose trust funded by a capital contribution of $387,000 from the Company, in exchange for 100% of the Trust’s common equity.  The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) in the principal amount of $12.5 million to third-party investors and using the proceeds from the sale of such Capital Securities and the Company’s initial capital contribution to purchase the Debentures.  The Debentures are the sole asset of the Trust.  Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the Debentures.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures.  The Company has entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended September 30, 2008

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

     These risks are heightened by the recent adverse developments in national and global financial markets.  During 2008, the capital and credit markets have experienced extended and significant volatility and disruption.  We are unable to predict what effect these uncertain market conditions will have on the banking industry generally or, in particular, on the Company’s business, financial condition and results of operations.

A Note to Reader

     The Company’s acquisition of LyndonBank became effective on December 31, 2007.  Accordingly, the Company’s results for the third quarter and first nine months of 2008 discussed in this report are of the merged institution.  The comparative period information in this report as of September 30, 2007 and for the third quarter and nine months then ended does not include data for LyndonBank.

OVERVIEW

     The Government’s takeover of Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) had a negative impact on the Company’s third quarter earnings.  The Company owned two classes of Fannie Mae preferred stock and after these agencies were placed under conservatorship, the value of their stock plummeted.  This resulted in a write down of the investment portfolio and a non-cash charge to earnings in the amount of approximately $739,000 for the third quarter.  Section 301 of the Emergency Economic Stabilization Act (EESA) of 2008 provides tax relief to banking organizations that have suffered losses on certain holdings of Fannie Mae and Freddie Mac preferred stock by changing the character of these losses from capital to ordinary for federal income tax purposes.  Although the EESA allows the write down to be taken as an ordinary loss, the tax benefit is not applicable until the fourth quarter according to generally accepted accounting principles.  Therefore, the write down of $739,000 was taken in the third quarter; and the applicable tax benefit of approximately $251,000 will be taken in the fourth quarter.

     Total assets at September 30, 2008 were $489.55 million compared to $502.03 million at December 31, 2007 and $350.81 at September 30, 2007.  The year-to-year increase reflects the acquisition of LyndonBank.  After a seasonal decline in assets at the end of the second quarter due to the municipal loans that mature, total assets have increased as new municipal loans were booked during the first weeks of the third quarter.  Although assets have increased during this quarter, total assets are still below prior year-end levels.  The Company’s cyclical pattern is to grow deposits through out the fourth quarter.  Gross loans increased from year-end by $1.46 million while deposits decreased by $27.09 million.  The decrease in deposits during the first half of the year is due in part to seasonal municipal activity; however this year, the Company also experienced some post-merger deposit runoff.  Low interest rates have made growing deposits a challenge.  The Company is also aware that the recent turmoil in the investment banking industry has caused erosion in customer confidence.  The increase in FDIC insurance coverage from $100,000 to $250,000 through the end of 2009 provided in the EESA has helped ease customers’ fears.

     A major component of the EESA is the Troubled Asset Relief Program (TARP) Capital Purchase Program (the “Program”).  Under the Program, the U.S. Treasury Department will purchase from participating banking institutions a limited amount of senior perpetual preferred securities equal to up to 3% of the institution’s risk-weighted assets, for a purchase price (liquidation preference) of $1,000 per share.  Treasury will also receive warrants for the purchase of common stock having an aggregate market value equal to 15% of the amount of its preferred stock investment, with the number of common shares and the warrant exercise price based on the average market price of the common stock for the 20 trading days preceding Treasury’s approval of the institution’s application.  The preferred shares will pay an annual dividend of 5% for five years, which then increases to 9%, and are redeemable in whole or in part at any time after three years.  The preferred shares, warrants and any common stock issued upon exercise of the warrants must be freely transferable.  For so long as Treasury holds any of a banking institution’s securities, subject to certain exceptions, the institution will be subject to limitations on certain executive compensation expenses, increases in dividend payments and on share buy back programs.  Participation in the program is voluntary, although the Treasury Department is encouraging healthy banks to participate.  The objective of the Program is to strengthen the financial system and increase credit availability in the economy, by building stronger capital base in the financial sector, especially in healthy banks, thereby providing them with additional capital to lend.

     Although the Company is “well capitalized” under all applicable regulatory measures, management believes that the TARP Capital Purchase Program represents a useful, cost-effective source of additional Tier 1 capital, and is considering whether to file an application under the Program.  Issuance of the preferred stock to Treasury would require the consent of the Company's existing preferred shareholders (three local banking institutions). The terms of any such investment by Treasury in the Company could differ from those described above.  That description is based on the terms announced by Treasury thus far for stock-exchange listed companies, which Treasury has stated may be modified in some respects for other banking organizations, including smaller public companies, such as Community Bancorp.

     The Company had strong enough core earnings to absorb the loss from the write down of the Fannie Mae preferred stock and reported positive earnings for both comparison periods.  Net income for the third quarter of 2008 was $314,613.  Without the write down, net income would have been $1.05 million compared to $927,172 for the third quarter of 2007.  Earnings per common share were reported as $0.06 for the third quarter of 2008 compared to earnings per common share of $0.21 for the same period last year.  Net interest income, after the provision for loan losses, was $4.04 million for the third quarter of 2008, compared to $3.28 million for the third quarter of 2007.  Yields on assets have stabilized somewhat while deposit rates continue to decrease.  This combined with some steepening of the yield curve has resulted in some improvement in spreads since the first two quarters.  Loan demand has been steady.  However, since much of the activity consists of refinancings, the increased loan activity has not resulted in significant growth of the portfolio.

     Non-interest income, which is derived primarily from charges and fees on deposit and loan products, was $1.08 million for the third quarter of 2008 compared to $1.11 million for the second quarter of 2007, a decrease of 2.4%.  This decrease is largely due to mark-to-market accounting adjustments to the mortgage servicing rights (MSR) which resulted in a net negative valuation adjustment and charge to income of $88,633 for the third quarter of 2008 compared to MSR income of $48,467 for the same period in 2007.    Non-interest expense, which is where the write down of the Fannie Mae preferred stock is carried, was $4.64 million for the third quarter of 2008 versus $3.25 million for the 2007 comparison period, an increase of 43%.  Without the write down, non-interest expense would have been $3.90 million for the quarter, an increase of 20% over the same quarter last year.  With most of the merger related costs having been expensed in the first quarter, expenses are starting to reflect the normal post-merger operating expense levels for the Company.  The regulatory environment continues to increase operating costs and place extensive burden on management resources to comply with rules such as Sarbanes-Oxley Act of 2002, the US Patriot Act and the Bank Secrecy Act to protect the U.S. financial system and the customer from fraud, identity theft, anti-money laundering, and terrorism.

     The following pages describe our third quarter and nine months ended September 30, 2008 financial results in much more detail. Please take the time to read them to more fully understand the results of those periods in relation to the 2007 comparison periods.  The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes included in this report and with the Company's Annual Report on Form 10-K for the year ended December 31, 2007.  This report includes forward-looking statements within the meaning of the Securities and Exchange Act of 1934 (the "Exchange Act"). (See “FORWARD-LOOKING STATEMENTS” above.)

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

     Under current accounting rules, mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized and included in other assets in the consolidated balance sheet. Mortgage servicing rights are amortized into non-interest income in proportion to, and over the period of, estimated future net servicing income of the underlying financial assets. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. The value of capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. The carrying value of the mortgage servicing rights is periodically reviewed for impairment based on a determination of fair value and impairment, if any, is recognized through a valuation allowance and is recorded as amortization of other assets.  Fair value in excess of the carrying value of mortgage servicing rights is not recognized.  Critical accounting policies for mortgage servicing rights relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of mortgage servicing rights requires the development and use of a number of estimates, including anticipated principal amortization and loan prepayments. Events that may significantly affect the estimates used are changes in interest rates and the payment performance of the underlying loans.  As required by SFAS No. 156, “Accounting for Servicing of Financial Assets-an Amendment to FASB Statement No. 140”, the Company utilizes the services of a third party provider to perform a quarterly valuation analysis.

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

RESULTS OF OPERATIONS

     The third quarter of 2008 and the nine months then ended reflect the combined operations following the Company’s acquisition of LyndonBank, which became effective on December 31, 2007.  Accordingly, in the discussion that follows, prior period income and expense figures are for the Company prior to the merger, and do not include LyndonBank’s results of operations.

     The Company’s net income for the third quarter and first nine months of 2008 was adversely affected by a write down in the amount of $739,332 taken for the Company’s investment in two classes of Fannie Mae preferred stock.  Although the write down was taken in the third quarter and the EESA permits the associated loss to be treated as ordinary rather than capital for tax purposes, due to the fourth quarter enactment date of EESA, the tax benefit amounting to approximately $251,000 will not be recorded until the fourth quarter.

     The Company’s net income for the third quarter of 2008 was $314,613, representing a decrease of $612,559 or 66.1% over net income of $927,172 for the third quarter of 2007. This resulted in earnings per common share of $0.06 and $0.21, respectively, for the third quarters of 2008 and 2007.  Despite the volatility in the financial markets, core earnings (net interest income) for the third quarter of 2008 were strong, with an increase of $830,245 or 25.0% over the third quarter of 2007.  Interest income on loans, the major component of interest income, increased $1.1 million or 23.7%, for the third quarter of 2008 to $5.9 million compared to $4.8 million for the third quarter of 2007.  Interest and dividend income on investments increased $315,521 or 61.6%. Interest paid on deposits, the major component of interest expense, increased $184,069 or 9.4%, between periods. Interest paid on junior subordinated debentures, a new component of interest expense between comparison periods, amounted to $243,564 for the third quarter of 2008.  This interest is paid out quarterly on the Company’s $12.9 million in junior subordinated debentures issued in October, 2007 in connection with a trust preferred securities financing to finance the Company’s acquisition of LyndonBank.

     Net income for the first nine months of 2008 was $1.4 million, representing a decrease of $1.1 million, or 42.9% compared to $2.5 million for the first nine months of 2007, with earning per share of $0.29 and $0.56 for the respective nine month periods.  Core earnings for the same comparison periods were $11.8 million for 2008, compared to $9.9 million for 2007, resulting in an increase of approximately $1.8 million, or 18.3%.  Interest income on loans increased $3.5 million or 24.0% for the first nine months of 2008 to approximately $17.9 million compared to $14.4 million for the same period in 2007, and interest and dividend income on investments increased $1.2 million or 82.9% between periods, to $2.6 million for the first nine months of 2008, versus $1.4 million for the 2007 comparison period.  Interest paid on deposits increased $1.7 million to $7.5 million for the first nine months of 2008 compared to $5.8 million for the first nine months of 2007, and interest paid on junior subordinated debentures amounted to $732,776 for the first nine months of 2008.  These increases are predominantly the result of increases in earning assets and interest bearing liabilities related to the Company’s recent merger with LyndonBank.  As a result of the merger, the Company is required to amortize the fair value adjustments of the acquired loans and deposits through net interest income.  The loan fair value adjustment was a net premium, therefore resulting in a decrease of $56,283 in interest income for the third quarter of 2008, and $253,100 for the first nine months of 2008.  The amortization of the core deposit intangible and the certificate of deposit fair value adjustment resulted in $273,050 of additional interest expense for the third quarter of 2008 and $819,150 for the first nine months of 2008.  The Company also incurred some additional expenses during the first half of 2008 that were a direct result of the merger, including costs to terminate service contracts held by the former LyndonBank, costs of outside contracts to complete the computer and network conversions, the cost of a communication booklet for the customers, and salary and wages for the personnel needed to complete the merger and the conversion of computer systems.

      Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.  ROA and ROE were significantly lower in the third quarter and first nine months of 2008 compared to 2007, reflecting the effect of merger-related expenses including the write down on the Fannie Mae preferred stock discussed throughout the narrative.  The following table shows these ratios annualized for the comparison periods.

For the third quarter ended September 30,	2008	2007

Return on Average Assets	0.25%	1.03%
Return on Average Equity	3.63%	11.66%

For the first nine months ended September 30,	2008	2007

Return on Average Assets	0.38%	.93%
Return on Average Equity	5.41%	10.82%

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

     Tax-exempt income is derived from municipal investments, which comprise the entire held-to-maturity portfolio of $46.4 million, along with a small municipal portfolio classified as available-for-sale amounting to approximately $1.2 million that was acquired through the merger with LyndonBank.  The Company also acquired Fannie Mae preferred stock through the acquisition of LyndonBank which is also included in its available-for-sale portfolio.  Prior to the third quarter of 2008, this preferred stock carried a fair value of approximately $1.2 million with a 70% tax exemption on the interest income generated.  During the third quarter of 2008, the Company consulted an independent securities valuation firm to determine a more accurate estimated fair value at the merger acquisition date, December 31, 2007.  The fair value adjustment amounted to $656,347 and was recorded through goodwill.  When Fannie Mae was placed under conservatorship, the Company was required to write down the stock to a fair value of $162,610 as of September 30, 2008, resulting in a write down of $739,332 during the third quarter of 2008.  Although the EESA accords ordinary loss rather than capital loss treatment to the write down, that tax benefit will not be recognized until the fourth quarter.  Dividend payments, which amounted to $68,843 for the first nine months of 2008, have ceased on this stock beginning with the last quarter of 2008.

     The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the nine month comparison periods of 2008 and 2007:

For the nine months ended September 30,	2008	2007

Net interest income as presented	$11,755,090	$9,940,186
Effect of tax-exempt income	684,486	356,199
Net interest income, tax equivalent	$12,439,576	$10,296,385

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

	For the Nine Months Ended:
		2008			2007
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS

Loans (gross)	$356,861,435	$17,866,539	6.69%	$265,366,409	$14,406,502	7.26%
Taxable Investment Securities	33,252,461	1,142,179	4.59%	21,882,922	630,477	3.85%
Tax Exempt Investment Securities	45,715,510	2,043,005	5.97%	22,309,646	1,047,645	6.28%
Federal Funds Sold and Interest Earning Deposit Accounts	1,751,793	63,044	4.81%	4,948,974	191,178	5.16%
Other Investments	4,118,120	148,908	4.83%	2,370,985	126,370	7.13%
TOTAL	$441,699,319	$21,263,675	6.43%	$316,878,936	$16,402,172	6.92%

INTEREST BEARING LIABILITIES & EQUITY

NOW & Money Market Funds	$120,495,421	$2,081,421	2.31%	$71,331,482	$1,367,627	2.56%
Savings Deposits	50,204,538	325,358	0.87%	39,401,552	102,845	0.35%
Time Deposits	176,392,223	5,091,439	3.86%	132,389,714	4,303,985	4.35%
Fed Funds Purchased and Other Borrowed Funds	16,988,013	340,637	2.68%	2,223,615	90,642	5.45%
Repurchase Agreements	16,030,850	195,746	1.63%	14,489,925	240,688	2.22%
Capital Lease Obligations	933,634	56,722	8.12%	0	0	0.00%
Junior Subordinated Debentures	12,887,000	732,776	7.60%	0	0	0.00%
TOTAL	$393,931,679	$8,824,099	2.99%	$259,836,288	$6,105,787	3.14%

Net Interest Income		$12,439,576			$10,296,385
Net Interest Spread(1)			3.44%			3.78%
Interest Margin(2)			3.76%			4.34%

(1) Net interest spread is the difference between the yield on average earning assets and the rate paid on average interest bearing liabilities.
(2) Interest margin is net interest income divided by average earning assets.

     The average volume of earning assets for the first nine months of 2008 increased $124.8 million, or 39.4% compared to the same period of 2007, reflecting the effect of the LyndonBank merger, while average yield decreased 49 basis points reflecting the low interest rate environment.  The average volume of loans increased $91.5 million or 34.5%, and the average volume of the investment portfolio increased $36.5 million or 78.5% between periods.  These increases are attributable to the merger with LyndonBank at December 31, 2007, in which the Company acquired $94.8 million in loans and $23.5 million in available-for-sale investments.  LyndonBank figures are actual, compared to the average volumes discussed above and throughout this section.  Interest earned on the loan portfolio comprised approximately 84.0% of total interest income for the first nine months of 2008 and 87.8% for the 2007 comparison period.  Interest earned on tax exempt investments (which is presented on a tax equivalent basis) comprised 9.6% of net interest income for the first nine months of 2008 compared to 6.4% for the same period in 2007.   As discussed above, the Company acquired certain tax exempt, or partially tax exempt, investments in the merger with LyndonBank, contributing to this increase. Those investments included the Fannie Mae preferred stock, which was originally booked at $1.5 million using reported trading prices on December 31, 2007.  A revised valuation analysis by an independent third party resulted in a fair market value of $902,000 at December 31, 2007, creating a goodwill adjustment of $656,347.  At September 30, 2008, the other-than-temporary impairment of the Fannie Mae preferred stock was determined to be $739,332, resulting in a noncash charge to income in that amount.

     The average volume of interest-bearing liabilities for the first nine months of 2008 increased approximately $134.1 million, or 51.6% over the 2007 comparison period, again reflecting the effect of the LyndonBank merger, while the average rate paid on these accounts decreased 15 basis points, which is attributable to the low interest rate environment.  The average volume of time deposits increased $44.0 million, or 33.2%, and the interest paid on time deposits increased $787,454, or 18.3%, and comprised 57.7% and 70.5%, respectively, of total interest expense for the 2008 and 2007 comparison periods.  NOW and money market funds increased $49.2 million or 68.9%, and the interest paid on these funds increased $713,794, or 52.2% and comprised 23.6% and 22.4%, respectively, of the total interest expense for the first nine months of 2008 and 2007.  The Company acquired actual balances totaling $29.7 million in NOW and money market funds and $54.1 million in time deposits at December 31, 2007 through the merger with LyndonBank.  The average rate paid on the capital lease obligation the Company acquired through the merger was 8.12%, and the average rate paid on the junior subordinated debentures was 7.60%.  Although these rates are quite high, the rest of the portfolio, which is substantially more than these two items, reported decreases for the first nine months of 2008, accounting for the decrease in the overall average rate paid on interest-bearing liabilities. The junior subordinated debentures totaling $12.9 million helped to finance the year-end acquisition of LyndonBank.

     The cumulative result of all these changes was a decline of 34 basis points in the net interest spread and an increase of $2.1 million in tax equivalent net interest income.  However, the significant increase in the balance sheet resulted in a decrease of 58 basis points in the interest margin.

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the 2008 and 2007 comparison periods resulting from volume changes in average assets and average liabilities and fluctuations in rates earned and paid.

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance
INCOME EARNING ASSETS
Loans (2)	(1,508,218)	4,968,255	3,460,037
Taxable Investment Securities	184,306	327,396	511,702
Tax Exempt Investment Securities	(104,036)	1,099,396	995,360
Federal Funds Sold and Interest Earning Deposit Accounts	(13,006)	(115,128)	(128,134)
Other Investments	(70,634)	93,172	22,538
Total Interest Earnings	(1,511,466)	6,372,969	4,861,503

INTEREST BEARING LIABILITIES
NOW & Money Market Funds	(227,567)	941,361	713,794
Savings Deposits	194,233	28,280	222,513
Time Deposits	(644,195)	1,431,649	787,454
Fed Funds Purchased and Other Borrowed Funds	(351,846)	601,841	249,995
Repurchase Agreements	(70,528)	25,586	(44,942)
Capital Lease Obligations	56,722	0	56,722
Junior Subordinated Debentures	732,776	0	732,776
Total Interest Expense	(310,405)	3,028,717	2,718,312
Changes in Net Interest Income	(1,201,061)	3,344,252	2,143,191

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

     Non-interest income decreased $26,384 or 2.4% for the third quarter of 2008 compared to the third quarter of 2007, from $1.11 million to $1.08 million.  Service fees increased $212,265 or 60.6%, while other income decreased $272,573 or 35.9% for the third quarter of 2008 compared to the same quarter in 2007.  The increase in service fees was not only attributable to the increase in deposit accounts acquired through the merger with LyndonBank, but also the result of an increase in various service fees on deposit accounts and increased customer utilization.  The Company sold its credit card portfolio during the third quarter of 2007 resulting in a gain of $257,836, partially accounting for the decrease in other income for the third quarter of 2008 compared to the third quarter of 2007.  Non-interest income increased $488,567 or 18.0% for the first nine months of 2008 compared to the same period in 2007 from $2.7 million to $3.2 million.  Service fees increased $609,931 or 59.1%, while other income decreased $220,899 or 13.2%.  The Company acquired bank owned life insurance (BOLI) through the merger, and recognized $99,535 in non-taxable income on this asset during the first nine months of 2008.  Commissions and distributions from insurance companies increased $261,545, with $336,415 reported for the first nine months of 2008 versus $74,870 for the same period in 2007.  This increase was attributable primarily to a receivable booked based on the balance of undistributed income allocation held by the mortgage guaranty reinsurer New England Mortgage Insurance Exchange (NEMIE) for its subscribers.  The Company is a subscriber of NEMIE and receives distributions annually.  Income from the sale and servicing of loans was down approximately $100,000 due in part to a decrease in the servicing percentage fee the Company receives as well as a decrease in secondary market volume.  Investment income from assets held in a rabbi trust under the Company’s Supplemental Employee Retirement Plan (SERP) was down $123,114 due to the current financial market.

     Non-interest expense increased $1.4 million or 43.0% for the third quarter of 2008 compared to 2007.  Salaries and wages increased $192,404 or 16.5% for the third quarter of 2008 compared to the same period in 2007 attributable to normal year to year increases as well as an increase in staff from the LyndonBank acquisition.  The merger with LyndonBank also resulted in the Company acquiring more premises and equipment, accounting for the increase of $220,374 or 40.9% in occupancy expenses for the third quarter of 2008 compared to the third quarter of 2007.  As mentioned in various sections throughout this discussion, the Company wrote down its investment in Fannie Mae preferred stock during the third quarter of 2008 resulting in a noncash expense totaling $739,332.  The tax benefit on this write down of approximately $251,000 was not recordable during the third quarter under GAAP, but will be recorded during the fourth quarter of 2008.  Non-interest expense increased $3.8 million or 39.4% for the first nine months of 2008 compared to the same period in 2007 to end the first nine months of 2008 at $13.3 million, compared to $9.6 million in 2007.  Salaries and wages heads the list of increases at $1.1 million or 31.1%, followed closely by other expenses with an increase of $915,245 or 30.5%, and occupancy expense with an increase of $640,009 or 36.0% for the first nine months of 2008 compared to the same period in 2007.  All increases are again attributable to the LyndonBank merger ranging from an increase in personnel, both permanent and temporary, to increases in building related expenses such as taxes, rent, heating and telephone.  Advertising and postage expenses were higher due in part to an increased customer base as well as an increase in mailings due to the Company’s efforts to keep customers informed of any and all changes occurring as a result of the merger process.

     Management monitors all components of other non-interest expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate.  This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     Provision for income taxes decreased $45,093 or 21.2% for the third quarter of 2008 compared to the same quarter of 2007, and decreased $518,331 or 101.1% for the first nine months of 2008 compared to the first nine months of 2007,  These decreases are the direct result of the decrease in income before taxes of $657,652 and $1.6 million, respectively for the third quarter and nine month comparison periods.  At December 31, 2007, the Company’s deferred tax liability increased through the valuation of fixed assets and deposits acquired through the merger with LyndonBank contributing to the increase of $255,826 in the deferred tax provision thereby decreasing taxes currently payable.

     As noted previously, in accordance with GAAP, an estimated tax benefit of approximately $251,000 from the write down of the Company’s Fannie Mae preferred shareholdings will be recognized in the fourth quarter of 2008.

CHANGES IN FINANCIAL CONDITION

     The merger of the Bank and LyndonBank occurred on December 31, 2007. Therefore, the assets and liabilities presented in the discussion below at that date and at September 30, 2008 include the assets and liabilities of the former LyndonBank.

     The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

ASSETS	30-Sep-08		31-Dec-07		30-Sep-07

Loans (gross)*	$359,100,867	73.35%	$356,571,083	71.03%	$256,909,154	73.23%
Available for Sale Securities	29,638,437	6.05%	46,876,771	9.34%	25,074,048	7.15%
Held to Maturity Securities	46,368,055	9.47%	34,310,833	6.83%	29,431,718	8.39%
*includes loans held for sale

LIABILITIES

Time Deposits	$180,358,538	36.84%	$185,136,803	36.88%	$134,843,845	38.44%
Savings Deposits	50,523,075	10.32%	46,069,943	9.18%	39,505,522	11.26%
Demand Deposits	54,499,372	11.13%	64,019,707	12.75%	50,485,030	14.39%
NOW & Money Market Funds	122,491,455	25.02%	120,993,657	24.10%	77,204,394	22.01%

     The Company's loan portfolio increased $2.5 million or 0.7% from December 31, 2007 to September 30, 2008, and $102.2 million or 39.8%, from September 30, 2007 to September 30, 2008.  The year-to-year comparison reflects $94.0 million in loans recorded as a result of the LyndonBank acquisition on December 31, 2007.  Available-for-sale investments decreased $17.2 million or 36.8% through maturities and calls during the first nine months of 2008, as these funds were then used to cover the outflow of deposit accounts and to fund loan demand.  The increase of $4.6 million in available-for-sale investments at September 30, 2008 compared Sept 30, 2007 is the result of $23.5 million in available-for-sale securities acquired in the merger, less $18.9 million in maturities and calls as well as the write down of the Fannie Mae preferred stock.  Held-to-maturity securities increased $12.1 million or 35.1% during the first nine months of 2008, and $16.9 million or 57.5% year to year.  All LyndonBank investments were classified as available-for-sale, therefore, none of the increases in the held-to-maturity portfolio were attributable to securities acquired in the merger.

     Time deposits decreased $4.8 million or 2.6% for the first nine months of 2008, while an increase of $45.5 million or 33.8% is noted year to year.  This year to year increase, when offset by the acquisition of $53.4 million in time deposits on December 31, 2007 in the LyndonBank merger, net of fair value adjustments and the sale of deposits associated with the Vergennes branch of LyndonBank, nets a decrease of $7.9 million from September 30, 2007 to September 30, 2008. Demand deposits decreased $9.5 million or 14.9% for the first nine months of 2008, compared to an increase of just over $4.0 million or approximately 8.0% year to year.  Although $18.1 million in demand deposits were acquired in the merger, approximately $8 million were reclassified to NOW accounts after the conversion, resulting in a net decrease of $6.1 million year to year.  Savings deposits increased $4.5 million or 9.7% for the first nine months of 2008, and $11.0 million or 27.9% year to year.  Approximately $8.8 million were acquired in the merger, making the net increase $2.2 million or 4.6%.  NOW and money market funds reported an increase of $1.5 million or 1.2% for the first nine months of 2008, but when netted against the $8 million in funds that were reclassified to NOW accounts, a decrease of $6.5 million was recognized.  NOW and money market accounts increased $45.3 million or 58.7% year to year, or $37.3 million net of the account reclassification during 2008.  The Company anticipated a post-merger runoff of 3% in non-maturing deposits during the first quarter of 2008; actual run off of these deposits during the first quarter was approximately 5%.  The expected seasonal increase in municipal deposits has begun as municipalities have started collecting tax payments from its residents and business customers.

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

     While assumptions are developed based upon current economic and local market conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions including how or when customer preferences or competitor influences might change.  In addition, recent market turmoil and volatility may adversely affect the predictive nature of the Company’s assumptions.

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

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	September 30, 2008		December 31, 2007
	Total Loans	% of Total	Total Loans	% of Total
Real Estate Loans
Construction & Land Development	$16,011,480	4.46%	$12,896,803	3.62%
Farm Land	8,958,744	2.49%	9,645,648	2.70%
1-4 Family Residential	206,797,708	57.59%	195,843,105	54.92%
Commercial Real Estate	85,187,549	23.72%	85,576,002	24.00%
Loans to Finance Agricultural Production	928,658	0.26%	2,430,454	0.68%
Commercial & Industrial	24,850,690	6.92%	31,258,211	8.77%
Consumer Loans	16,141,842	4.50%	18,461,620	5.18%
All Other Loans	224,195	0.06%	459,241	0.13%
Gross Loans	359,100,867	100.00%	356,571,083	100.00%
Allowance for Loan Losses	(3,058,882)	-0.65%	(3,026,049)	-0.85%
Unearned net Loan Fees	(352,142)	-0.14%	(443,372)	-0.13%
Net Loans	$355,689,843	99.21%	$353,101,662	99.02%

Allowance for loan losses and provisions - The Company maintains an allowance for loan losses at a level that management believes is appropriate to absorb losses inherent in the loan portfolio (See “Critical Accounting Policies”). As of September 30, 2008, the Company maintained a residential loan portfolio (including $19.9 million in home equity lines of credit (HELOC) of $206.8 million, compared to $195.8 million at December 31, 2007, accounting for 57.6% and 54.9%, respectively, of the total loan portfolio.  The commercial real estate portfolio (including construction, land development and farmland loans) totaled $110.2 million and $108.1 million, respectively, at September 30, 2008 and December 31, 2007, comprising 30.7% and 30.3%, respectively, of the total loan portfolio.  The Company's commercial loan portfolio includes loans that carry guarantees from government programs, thereby mitigating the Company's credit risk on such loans.  At September 30, 2008, the Company had $18.2 million in loans of which $12.8 million was guaranteed, compared to almost $19.0 million in loans with a guaranteed portion totaling $14.1 million at December 31, 2007.  The Company's estimate for loan loss coverage is based upon such factors as trends in the volumes of residential and commercial loans secured by real estate, historical loan loss experience on these portfolios, and the experience of loan origination, underwriting and credit administration staff.  Additionally, the Company does not have any “Sub-Prime” loans in its loan portfolio, nor does it intend to become involved with such loans.  The Company utilizes prudent underwriting standards, such as conservative loan-to-value ratios for secured loans, including home equity loans and takes a proactive approach to loan administration, thereby helping to reduce the risk inherent in the loan portfolio.  Based upon management's analysis of these and other factors, management believes its coverage for potential loan loss is adequate for the current environment.

The following table summarizes the Company's loan loss experience for the nine months ended September 30,

	2008	2007
Loans Outstanding End of Period	$359,100,867	$256,909,154
Average Loans Outstanding During Period	$356,861,435	$265,366,409

Loan Loss Reserve, Beginning of Period	$3,026,049	$2,267,821
Loans Charged Off:
Residential Real Estate	56,757	0
Commercial Real Estate	121,166	0
Commercial Loans not Secured by Real Estate	9,635	0
Consumer Loans	95,450	116,782
Total Loans Charged Off	283,008	116,782
Recoveries:
Residential Real Estate	6,585	13,446
Commercial Real Estate	1,601	12,459
Commercial Loans not Secured by Real Estate	12,090	1,944
Consumer Loans	58,068	20,021
Total Recoveries	78,344	47,870
Net Loans Charged Off	204,664	68,912
Provision Charged to Income	237,497	122,500
Loan Loss Reserve, End of Period	$3,058,882	$2,321,409
Net Charge Offs to Average Loans Outstanding	0.057%	0.026%
Loan Loss Reserve to Average Loans Outstanding	0.857%	0.875%

Non-performing assets for the comparison periods were as follows:

	September 30, 2008		December 31, 2007

		Percent		Percent
	Balance	of Total	Balance	of Total

Non-Accruing loans	$1,301,946	69.94%	$1,337,641	90.66%
Loans past due 90 days or more and still accruing	559,631	30.06%	137,742	9.34%
Total	$1,861,577	100.00%	$1,475,383	100.00%

     Specific allocations are made in the allowance for loan losses in situations management believes may represent a greater risk for loss.  In addition, a portion of the allowance (termed "unallocated") is established to absorb inherent losses that probably exist as of the valuation date although not identified through management's objective processes for estimated credit losses.  A quarterly review of various qualitative factors, including levels of, and trends in, delinquencies and non-accruals and national and local economic trends and conditions, helps to ensure that areas with potential risk are noted and coverage increased or decreased to reflect the trends in delinquencies and non-accruals.  Due in part to local economic conditions, the Company continues to focus more intently on this section, making adjustments when deemed necessary to ensure adequate coverage in more vulnerable areas.  Residential mortgage loans make up the largest part of the loan portfolio and have the lowest historical loss ratio, helping to alleviate the overall risk.  While the allowance is described as consisting of separate allocated portions, the entire allowance is available to support loan losses, regardless of category.

     The Company has experienced an increase in collection activity on loans 30 to 60 days past due during the first nine months of 2008.  The Company works actively with customers early in the delinquency process to help them to avoid default or foreclosure.  The Company’s non-accruing loan portfolio decreased $35,695 or 2.7% during the first nine months of 2008, mostly through foreclosure sales, however the loans brought into non-accrual have been substantial in size, offsetting most of the decrease.  The increase of $421,889 in the loans 90 days or more past due is attributable to three residential mortgage loans amounting to $388,567.  These residential loans are well secured minimizing the potential loss.

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

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit (including commercial and construction lines of credit), standby letters of credit and risk-sharing commitments on certain sold loans.   Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.  During the first nine months of 2008, the Company did not engage in any activity that created any additional types of off-balance-sheet risk.

     The Company generally requires collateral or other security to support financial instruments with credit risk.  The Company's financial instruments or commitments whose contract amount represents credit risk as of September 30, 2008 were as follows:

Contract or
Notional Amount

Unused portions of home equity lines of credit	15,659,560
Other commitments to extend credit	19,559,529
Residential and commercial construction lines of credit	5,750,962
Standby letters of credit and commercial letters of credit	326,200
Recourse on sale of credit card portfolio	940,900
MPF credit enhancement obligation, net of liability recorded	1,381,020

     Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The recourse provision under the terms of the sale of the Company’s credit card portfolio in 2007 is based on total lines, not balances outstanding.  Based on historical losses, the Company does not expect any significant losses from this commitment.

     The Company has guaranteed the payment obligations under the $12.5 million principal amount of Capital Securities of its subsidiary, CMTV Statutory Trust I.  The source of funds for payments by the Trust on its Capital Securities is payments made by the Company on its junior subordinated debentures due 2037 issued to the Trust.  The Company's obligation under those debentures (which reflects initial capital funding for the Trust of approximately $400,000) is fully reflected in the Company's balance sheet, in the amount of $12.9 million at September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

     Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings.  Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities.  Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process.  The Company’s principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities, sales of loans available for sale, and earnings and funds provided from operations.  Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to roll over risk on deposits and limits reliance on volatile short-term borrowed funds.  Short-term funding needs arise from declines in deposits or other funding sources and funding of loan commitments.  The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds.  When funding needs, including loan demand, out pace deposit growth, it is necessary for the Company to use alternative funding sources, such as investment portfolio maturities and short-term borrowings, to meet these funding needs.  During 2008, the Company’s liquidity management has also been impacted by net deposit out-flows of approximately $27.09 million.

     The Company has taken the approach of offering deposit specials at competitive rates, in varying terms that fit within the balance sheet mix.  The strategy of offering specials is meant to provide a means to retain deposits while not having to reprice the entire deposit portfolio.  The Company recognizes that with increasing competition for deposits, it may at times be desirable to utilize alternative sources of funding to supplement deposits.  In 2007, the Board of Directors approved an updated Asset Liability Management Funding Policy that includes the expanded use of brokered deposits.  This will allow the Company to augment retail deposits and borrowings with brokered deposits as needed to help fund loans.  As of September 30, 2008, the Company had $16.3 million in deposits placed in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network account, which allows the Company to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits with other CDARS members.  The Company may also purchase deposits from other CDARS members.  All such deposits are considered a form of brokered deposits.  Of the $16.3 million in CDARS deposits at September 30, 2008, $10 million represented exchanged deposits.

     During the first nine months of 2008, the Company's available-for-sale investment portfolio decreased $17.2 million through maturities and calls and the write down on the Fannie Mae preferred stock, while the held-to-maturity investment portfolio increased $12.1 million and the loan portfolio increased $2.5 million.  At September 30, 2008, 8 debt securities had aggregate unrealized losses totaling $8,071.  The primary factors considered in the determination of the values of these investments are the general market conditions, changes in interest rates and the quality of the issuer.  The Company evaluates debt securities for impairment at least quarterly, or more frequently as conditions warrant.  The Company considers factors it deems relevant in light of the nature of the security and the issuer, including whether the issuer is a government unit, a government agency or a government-sponsored enterprise, whether the security bears a government guarantee, whether downgrades have been made by rating agencies, and more recently, the status of relevant legislative and regulatory actions affecting the market for mortgage related securities.  As mentioned earlier in this report, the Company’s Fannie Mae preferred stock portfolio decreased in value to a point that a write down of $739,332 was deemed necessary to recognize the loss as other-than-temporary impairment.  Except for the write down of the Fannie Mae stock, no other declines in value were deemed by management to be other than temporary at September 30, 2008.

     On the liability side, NOW and money market accounts increased $1.5 million and savings deposits increased $4.5 million during the first nine months of 2008, while time deposits decreased $4.8 million, and demand deposits decreased $9.5 million.  Approximately $8 million in demand deposits were reclassified into NOW accounts, accounting for most of the decrease in demand deposits.  Without the reclassification NOW and money market accounts would have decreased by approximately $6.5 million.

     As a member of the Federal Home Loan Bank of Boston (FHLBB), the Company has access to pre-approved lines of credit.  The Company had a $1.0 million unsecured Federal Funds line with an available balance of the same at September 30, 2008.  Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.  At September 30, 2008 the Company also had additional borrowing capacity of approximately $97.8 million, less outstanding advances and certain pledged collateral amounts, through the FHLBB, secured by the Company's qualifying loan portfolio.

     To cover seasonal decreases in deposits primarily associated with municipal accounts, the Company typically borrows short-term advances from the FHLBB at the end of the second quarter and pays the advances down as the municipal deposits flow back into the bank during the third and fourth quarter.  With the latest decrease in Federal Funds rate, most of the Company’s borrowings in the third quarter were placed in overnight funds.  At the end of the third quarter, the Company had outstanding advances of $13.6 million consisting of the following:

	Annual		Principal
Purchase Date	Rate	Maturity Date	Balance

Long-term Advance
November 16, 1992	7.67%	November 16, 2012	$10,000

Short-term Advances
Overnight Funds Purchased (FHLBB)	1.00%	October 1, 2008	$13,606,000

     Under a separate agreement with FHLBB, the Company has the authority to collateralize public unit deposits, up to its FHLBB borrowing capacity ($97.8 million less outstanding advances noted above) with letters of credit issued by the FHLBB.  At September 30, 2008, approximately $70.1 million was pledged under this agreement, as collateral for these deposits.  A letter of credit fee is charged to the Company quarterly based on the average daily balance for the quarter at an annual rate of 20 basis points.  The average daily balance for the third quarter of 2008 was approximately $12.2 million.

     Other alternative sources of funding come from unsecured Federal Funds lines with two other correspondent banks that total $7.5 million.  There were no balances outstanding on either line at September 30, 2008.

     In the third quarter of 2008, the Company declared a cash dividend of $0.17 per common share, payable in the fourth quarter of 2008, requiring an accrual of $753,571 at September 30, 2008.  Although dividend payments for the third quarter of 2008 and year-to-date exceeded net income, the Board of Directors concluded that the quarterly dividend rate of $0.17 per share should remain unchanged for those periods in light of the Company’s strong core earnings and the nonrecurring nature of a number of current year expenses, including merger-related expenses and the write down of the Company’s Fannie Mae shareholdings.

The following table illustrates the changes in shareholders' equity from December 31, 2007 to September 30, 2008:

Balance at December 31, 2007 (book value $7.94 per common share)	$34,920,360
Net income	1,405,222
Issuance of stock through the Dividend Reinvestment Plan	699,296
Total dividends declared on common stock	(2,252,226)
Total dividends declared on preferred stock	(140,625)
Unrealized holding gain arising during the period on available-for-sale securities, net of tax	171,669
Balance at September 30, 2008 (book value $7.26 per common share)	$34,803,696

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

     The U.S. Treasury Department (“Treasury”), working with the Federal Reserve Board and other banking regulators, recently announced the Troubled Asset Relief Program Capital Purchase Program (TARP Capital Purchase Program), which is intended to stabilize the financial services industry.  One of the components of the Program is a $250 billion voluntary capital purchase program for banking institutions.  Pursuant to the TARP Capital Purchase Program, Treasury will purchase from qualifying financial institutions, a limited amount of senior perpetual preferred securities equal to between 1-3% of a company’s risk-weighted assets.  Treasury will also receive a warrant for the purchase of common stock having an aggregate market value equal to 15% of the amount of its preferred stock investment, with the number of common shares and warrant exercise price based on the average trading price of the institution’s common stock for the 20 trading days immediately preceding Treasury’s approval of the institution’s application.  The preferred shares will pay an annual dividend of 5% for the first five years, which will increase to 9% thereafter, and are redeemable in whole or in part, after three years.  The preferred shares, warrants and common stock issued upon exercise of the warrants must be freely transferable.  For so long as Treasury holds any of a banking institution’s securities, subject to certain limited exceptions, the institution will be prohibited from (a) increasing the dividend to common shareholders and (b) conducting share repurchases without Treasury’s prior approval.  Participating financial institutions will also be subject to certain limitations on executive compensation as well as other conditions.  The foregoing description of the investment terms is based on the published terms applicable to Treasury’s investments under the Program in large, stock exchange listed public companies.  Treasury has stated that it may modify some of the investment terms for other types of banking institutions, including smaller reporting companies such as Community Bancorp.  Participation in the Program is voluntary, although Treasury is encouraging healthy institutions to participate.

     Although the Company and Bank are well capitalized, management believes that the TARP Capital Purchase Program represents a cost-effective source of additional Tier 1 capital and is considering whether to file an application to participate in the Program.  Issuance of the preferred stock to Treasury would require the consent of the Company's existing preferred shareholders (three local banking institutions).

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

     Regulators have also established minimum capital ratio guidelines for FDIC-insured banks under the prompt corrective action provisions of the Federal Deposit Insurance Act, as amended.  These minimums are a total risk-based capital ratio of 10.0%, a Tier I risk-based capital ratio of 6%, and a leverage ratio of 5%.  As of September 30, 2008, the Company’s subsidiary was deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Subsidiary's classification.

The risk based ratios of the Company and its subsidiary as of September 30, 2008 and December 31, 2007 exceeded regulatory guidelines and are presented in the table below.  At September 30, 2008, risk weighted assets of $323.9 million were reported for the consolidated Company and its subsidiary and $328.2 million were reported for the Bank, compared to $238.8 million and $237.7 million, respectively at December 31, 2007.  In accordance with regulatory guidance issued by the banking regulators, the September 30, 2008 capital ratios reflect the tax benefit from the write down on the Fannie Mae preferred stock notwithstanding that the tax benefit will not be recorded under GAAP until the fourth quarter.

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2008:
Total capital (to risk-weighted assets)
Consolidated	$34,354	10.44%	$26,314	8.00%	N/A	N/A
Bank	$35,294	10.75%	$26,255	8.00%	$32,819	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	$31,295	9.51%	$13,157	4.00%	N/A	N/A
Bank	$32,235	9.82%	$13,128	4.00%	$19,691	6.00%
Tier I capital (to average assets)
Consolidated	$31,295	6.64%	$18,867	4.00%	N/A	N/A
Bank	$32,235	6.85%	$18,837	4.00%	$23,569	5.00%

As of December 31, 2007:
Total capital (to risk-weighted assets)
Consolidated*	$36,975	15.48%	$19,104	8.00%	N/A	N/A
Community National Bank	$48,506	20.41%	$19,013	8.00%	$23,766	10.00%
Former LyndonBank	$13,536	12.94%	$ 8,365	8.00%	$10,457	10.00%
Tier I capital (to risk-weighted assets)
Consolidated*	$34,736	14.55%	$ 9,552	4.00%	N/A	N/A
Community National Bank	$46,267	19.47%	$ 9,506	4.00%	$14,260	6.00%
Former LyndonBank	$12,749	12.19%	$ 4,183	4.00%	$ 6,274	6.00%
Tier I capital (to average assets)
Consolidated*	$34,736	9.40%	$14,785	4.00%	N/A	N/A
Community National Bank	$46,267	12.54%	$14,752	4.00%	$18,440	5.00%
Former LyndonBank	$12,749	8.26%	$ 6,153	4.00%	$ 7,691	5.00%

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

ITEM 4T. Controls and Procedures

Disclosure Controls and Procedures

     Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of September 30, 2008, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of September 30, 2008 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining effective internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  As of December 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting.  Management assessed the Company’s system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of December 31, 2007, its system of internal control over financial reporting met those criteria and is effective.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Vice President and Chief Financial Officer.  Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  For this purpose, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     The Company has a pending legal issue involving safe deposit box procedures with a potential claim amounting to $50,000.  The Company’s subsidiary, Community National Bank, as successor by merger to LyndonBank, is a party to a contract dispute with a service provider involving disputed charges of approximately $72,000.  The dispute is currently in mediation and may proceed to binding arbitration if the parties are unable to settle the matter.  Currently the Company has not accrued for either of these matters, but will do so before year end if either matter is still outstanding at that time.

     In addition to the foregoing matters, in the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to purchases of the Company’s common stock during the third quarter ended September 30, 2008, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum Number of
			Total Number of	Shares That May Yet
	Total Number	Average	Shares Purchased	Be Purchased Under
	Of Shares	Price Paid	as Part of Publicly	the Plan at the End
For the period:	Purchased(1)(2)	Per Share	Announced Plan	of the Period

July 1 – July 30	0	$0.00	N/A	N/A
August 1 – August 31	2,380	$12.83	N/A	N/A
September 1 – September 30	0	$0.00	N/A	N/A
Total	2,380	$12.83	N/A	N/A

(1)  All 2,380 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through Community Financial Services Group, LLC (“CFSG”), which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2)  Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's Dividend Reinvestment Plan.

ITEM 6. Exhibits

The following exhibits are filed with this report:
Exhibit 3.1 - Amended and Restated Bylaws of Community Bancorp.
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

COMMUNITY BANCORP.

DATED: November 13, 2008	/s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Executive Officer

DATED: November 13, 2008	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Vice President
& Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with this report:
Exhibit 3.1 - Amended and Restated Bylaws of Community Bancorp.
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