Form 10-K
period 2008-12-31
COMMUNITY BANCORP /VT
filed 2009-03-26
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
YES (  )     NO(X)

As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was $52,726,298, based on a per share trade price of $13.27, as reported on the OTC Bulleting Board® on June 30, 2008.  For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant.  However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 4,473,041 shares outstanding of the issuer's class of common stock as of the close of business on March 26, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 2008 are incorporated by reference to Part II.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2009 are incorporated by reference to Part III.

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

Community National Bank was organized in 1851 as the Peoples Bank, and was subsequently reorganized as the National Bank of Derby Line in 1865.  In 1975, after 110 continuous years of operation as the National Bank of Derby Line, the Bank acquired the Island Pond National Bank and changed its name to "Community National Bank."   On December 31, 2007, the Company completed its acquisition of LyndonBank, a Vermont bank headquartered in Lyndonville, Vermont, in a cash merger transaction.  The total merger consideration was approximately $26.7 million, which was financed in part through the issuance to third party investors of $12.9 million in trust preferred securities and $2.5 million in Series A Fixed-to-Floating Rate Non Cumulative Perpetual Preferred Stock.  Immediately following completion of the merger, the Company sold LyndonBank’s Vergennes, Vermont branch to the National Bank of Middlebury in a transaction involving the transfer of approximately $8.9 million in deposits, together with associated branch assets.  Net of the Vergennes branch sale, the Company added approximately $128 million in assets, $111 million in deposits and five banking offices upon completion of the merger.

Community National Bank provides a broad range of retail banking services to the residents and businesses in northeastern and central Vermont.  These services include checking, savings and time deposit accounts, mortgage, consumer, municipal and commercial loans, safe deposit and night deposit services, wire transfer services, automatic teller machine (ATM) facilities, credit card services, 24 hour telephone banking, and internet banking.  Additionally, the Bank maintains cash machines at 11 third party business locations in the counties of Orleans, Washington, Caledonia and Franklin.  The Company focuses on establishing and maintaining long-term relationships with customers and is committed to providing for the financial services needs of the communities it serves.  In particular, the Company continues to emphasize its relationships with individual customers and small-to-medium-sized businesses.  The Company actively evaluates the banking needs of its markets, including low- and moderate-income areas, and offers products that are responsive to the needs of its customer base.  The markets served by the Company provide a mix of real estate, commercial and industrial, municipal and consumer lending opportunities, as well as a stable core deposit base.

In 2002, the Bank transferred its trust operations to a newly formed Vermont-chartered nondepository trust and investment management affiliate, Community Financial Services Group, LLC, based in Newport, Vermont ("CFSG").  The Bank's ownership interest in CFSG is held indirectly, through Community Financial Services Partners, LLC, a Vermont limited liability company ("CFSP"), which owns 100% of the limited liability company equity interests of CFSG.  Immediately following transfer of its trust operations to CFSG, the Bank sold a two-thirds interest in CFSP, equally to the National Bank of Middlebury, headquartered in Middlebury, Vermont and Guaranty Bancorp Inc., the bank holding company parent of Woodsville Guaranty Savings Bank, headquartered in Woodsville, New Hampshire.  CFSG offers personal fiduciary services throughout the market areas of the three owner financial institutions.

Competition

The Bank’s main office is located in Derby, in Orleans County.  In addition to its main office, the Bank has four other banking offices in Orleans County, one office in Essex County, four offices in Caledonia County (including three former LyndonBank offices), two offices in Washington County, one office each in Franklin and Lamoille Counties (both former LyndonBank offices).  Its primary service area is in the Town of Derby and City of Newport, Vermont in Orleans County, with approximately 45% of its total deposits derived from the Company's Derby, Derby Line and Newport offices as of December 31, 2008.

The Bank competes in all aspects of its business with other banks and credit unions in northern and central Vermont, including two of the largest banks in the state, which maintain branch offices throughout the Bank's service area.  Historically, competition in Orleans and Essex Counties has come primarily from two of the largest banks in the state, Chittenden Bank, a division of People's United Bank, FSB based in Bridgeport, Connecticut and TD Banknorth, N.A. based in Portland, Maine.  The Chittenden Bank maintains a branch office in Newport, and TD Banknorth, N.A. maintains branch offices in Barton, Orleans, and St. Johnsbury.  The Bank also competes in Orleans County with one local bank, Passumpsic Savings Bank, based in St. Johnsbury, and with three local credit unions, Orlex Credit Union and Border Lodge Credit Union, both based in Newport, and North Country Federal Credit Union, based in South Burlington.  The Bank's primary competitors in Caledonia County are Passumpsic Savings Bank and Union Bank based in Morrisville, TD Banknorth, N.A., Northern Lights Federal Credit Union, based in St. Johnsbury, Vermont State Employees Credit Union, based in Montpelier, Merchants Bank, based in Burlington and North Country Federal Credit Union.  In Washington County, the Bank competes with Merchants Bank, Chittenden Bank and TD Banknorth, N.A, as well as Northfield Savings Bank based in Northfield, Key Bank based in Ohio, Citizens Bank Vermont, based in Rhode Island, Vermont State Employees Credit Union, North Country Federal Credit Union, and Granite Hills Credit Union, based in Barre.  In Franklin County, the Bank competes with Peoples Trust Company based in St. Albans, TD Banknorth, N.A., Chittenden Bank, Citizens Bank Vermont, Key Bank, Merchants Bank, and Union Bank.  In Lamoille County the Bank’s competitors are Union Bank, TD Banknorth, Chittenden Bank and Merchants Bank.

Changes in the regulatory framework of the banking industry during the past decade have broadened the competition for commercial bank products, such as deposits and loans, to include not only traditional rivals such as the mutual savings banks, stock savings banks, and credit unions, but also many non-traditional rivals such as insurance companies, brokerage firms, mutual funds and consumer and commercial finance and leasing companies. In addition, many out-of-market nationwide banks, nonbank lenders and other financial service firms operate in the Company’s market areas through mass marketing solicitations by mail, radio, television and email. At the same time, technological changes have facilitated remote delivery of financial services by bank and nonbank competitors outside the context of a traditional branch bank network.  Three of the Bank’s credit union competitors, including the  largest state-chartered Vermont credit union, Vermont State Employees Credit Union, have converted in recent years from an employment based common bond to a community common bond, thereby significantly increasing their fields of membership in the Bank’s market areas.  Similarly, another of the Bank's credit union competitors, which previously had an employment based common bond, merged last year into a much larger credit union which has a community common bond.  At the same time, regulatory changes in the credit union industry, including passage in 2005 of a comprehensive Vermont credit union modernization statute, have steadily increased the financial services and products that credit unions are authorized to offer, such as small business lending and products for non-profit organizations, resulting in increased competition for the Bank from this tax exempt sector of the financial services industry.

Employees

As of December 31, 2008, the Company did not have any employees at the holding company level.  However, as of such date, the Bank employed 142 full-time employees and 22 part-time employees.  These staffing levels reflect 30 full-time and 3 part-time positions added in 2008 as a result of the LyndonBank acquisition.  Management of the Bank considers its employee relations to be good.

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

The Act generally limits the activity in which the Company and its subsidiaries may engage to certain specified activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal Reserve Board has determined to be closely related to banking are:  (1) making and servicing loans that could be made by mortgage, finance, credit card or factoring companies; (2) performing the functions of a trust company; (3) certain leasing of real or personal property; (4) providing certain financial, banking or economic data processing services; (5) except as otherwise prohibited by law, acting as an insurance agent or broker with respect to insurance that is directly related to the extension of credit or the provision of other financial services or, under certain circumstances, with respect to insurance that is sold in certain small communities in which the bank holding company system maintains banking offices; (6) acting as an underwriter for credit life insurance and credit health and accident insurance directly related to extensions of credit by the holding company system; (7) providing certain kinds of management consulting advice to unaffiliated banks and non-bank depository institutions; (8) performing real estate appraisals; (9) issuing and selling money order and similar instruments and travelers checks and selling U.S. Savings Bonds; (10) providing certain securities brokerage and related services for the account of bank customers; (11) underwriting and dealing in certain government obligations and other obligations such as bankers' acceptances and certificates of deposit; (12) providing consumer financial counseling; (13) providing tax planning and preparation services; (14) providing check guarantee services to merchants; (15) operating a collection agency; and (16) operating a credit bureau.

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

Bank Holding Company Capital Requirements.  Under Federal Reserve policy a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support them.  In implementing this policy, the Federal Reserve could require the Company to provide such support when the Company otherwise would not consider it advisable to do so.

The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. The Federal Reserve’s risk-based guidelines apply on a consolidated basis to any bank holding company with consolidated assets of $500 million or more. The risk-based guidelines also apply on a consolidated basis to certain bank holding companies with consolidated assets of less than $500 million, including those like the Company, that have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the Securities and Exchange Commission.

Under the Federal Reserve’s consolidated capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier 1 capital. The Federal Reserve also requires a minimum leverage ratio of Tier 1 capital to total average assets of 3% for strong bank holding companies, defined as those bank holding companies rated a composite “1” under the rating system used by the Federal Reserve. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.0 percent. Bank holding companies with supervisory, financial, operational, or managerial weaknesses, as well as those that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels.

The Federal Reserve’s capital guidelines classify bank holding company capital into two categories. Tier 1 or “core capital” generally is defined as the sum of eligible core capital elements, less any amounts of goodwill and other items that are required to be deducted in accordance with the Federal Reserve capital guidelines. Eligible Tier 1 or core capital elements consist of qualifying common stockholders’ equity, qualifying noncumulative perpetual preferred stock (such as the Company’s Series A preferred stock), senior perpetual preferred stock issued to the U.S. Treasury under the TARP (including related surplus), minority interests related to qualifying common or noncumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, and restricted core capital elements. Tier 1 capital must represent at least 50% of a bank holding company’s qualifying total capital.

For purposes of determining bank holding company Tier 1 capital, restricted core capital elements include cumulative perpetual preferred stock, minority interests related to qualified perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, minority interests related to qualifying common stockholders equity or perpetual preferred stock issued by a consolidated subsidiary that is neither a US depository of a foreign bank, and qualifying trust preferred securities (such as the Company’s trust preferred securities).

Eligible Tier 2, or “supplementary capital” includes allowance for loan and lease losses (subject to limitations), perpetual preferred stock and related surplus, hybrid capital instruments, perpetual debt and mandatory convertible debt securities, term subordinated debt and intermediate-term preferred stock, including related surplus (subject to limits) and unrealized holding gains on equity securities (subject to limitations). The maximum amount of Tier 2 capital that may be included in a bank holding company’s total capital is limited to 100% of Tier 1 capital, net of goodwill, other intangible assets, interest only strips receivables and non financial equity investments that are required to be deducted under the Federal Reserve capital guidelines.

The Federal Reserve capital guidelines limit the amount of restricted core elements that a bank holding company may include in Tier 1 capital. Until March 31, 2009, the aggregate amount of restricted core elements consisting of cumulative perpetual preferred stock and qualifying trust preferred securities that a BHC may include in Tier 1 capital is limited to 25% of the sum of (i) qualifying common stockholder equity, (ii) qualifying noncumulative and cumulative perpetual preferred stock (such as the Company’s Series A preferred shares), (iii) qualifying minority interest in the equity accounts of consolidated subsidiaries and (iv) qualifying trust preferred securities.

Effective March 31, 2011, these Tier 1 restricted core capital element limitations will change. After that date, the aggregate amount of all restricted core capital elements that may be included by a bank holding company as Tier 1 capital may not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability.

The excess of restricted core capital not included in Tier 1 may generally be included in the Tier 2 capital calculation. However, after March 31, 2011, the aggregate of excess qualifying trust preferred securities and other excess restricted core capital elements that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Amounts of these instruments in excess of this limit, although not included in Tier 2 capital, will be taken into account by the Federal Reserve in its overall assessment of a bank holding company’s funding and financial condition.

As of December 31, 2008, the Company had regulatory capital at the level required to be considered well capitalized.  As of such date, the Company had a total capital to risk-weighted assets ratio of 11.04%, a Tier 1 capital to risk-weighted assets ratio of 10.07%, and a leverage ratio of 7.08%.

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

USA Patriot Act.  In response to the terrorist events of September 11, 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act” or the “Act”). The USA Patriot Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cooperatively to combat terrorism on a variety of fronts. The impact of the USA Patriot Act on financial institutions is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.  The Secretary of the Treasury and banking regulators have adopted several regulations to implement these provisions. The Act also amended the federal Bank Holding Company Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a bank holding company or a financial institution’s anti-money laundering activities when reviewing an application to expand operations.  As required by law, Community National Bank has in place a Bank Secrecy Act and Anti-Money Laundering compliance program, as well as a customer identification program.

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

Effective in 2007 for the Company, Section 404 of Sarbanes Oxley requires management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting.  In 2007, the Company performed an entity-level control assessment that identified and documented the Company’s key controls.  Bank-wide testing of key controls was performed based on the assessment and remediation was implemented where weakness was noted.  The results of testing of these key controls in 2008 were used by management to assess the adequacy and effectiveness of the Company’s internal controls over financial reporting.  Beginning with annual financial statements for 2009, the Company’s external auditors will be required to attest to, and report on, management’s assessment of the Company’s internal controls and the operating effectiveness of these controls.  Management's report on internal control over financial reporting is contained in Item 9A(T) of this Report.  The Company has incurred, and expects to continue to incur, costs in connection with its on-going compliance with Section 404.

More information on the Company’s corporate governance practices, including committee charters, is available on the Company’s website at www.communitybancorpvt.com.

SEC Regulatory Relief for Smaller Reporting Companies.  In December 2007, the SEC adopted amendments to its disclosure and reporting rules to extend to more public companies the benefits of the simplified and less rigorous disclosure requirements previously applicable only to “small business issuers.”  The amendments establish a new category of “smaller reporting companies” with a public float of less than $75 million.  The Company qualifies as a smaller reporting company as of its last measurement date (June 30, 2008).  Under the amendments, smaller reporting companies are able to elect whether to comply with specified financial and nonfinancial disclosure requirements on an item by item basis.  The amendments were effective February 4, 2008 and the Company has elected to avail itself of some of the relief provided in the amendments in connection with preparation of the Company’s annual meeting proxy statement and its periodic reports, including this annual report on Form 10-K.

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

Prompt Corrective Action.  Community National Bank is subject to regulatory capital requirements established under the Federal Deposit Insurance Company Improvement Act of 1991 ("FDICIA").  Among other things, FDICIA identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective U.S. federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The various federal bank regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio to risk weighted assets of at least 6%, a total capital ratio to risk weighted assets of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio to risk weighted assets of at least 4%, a total capital ratio to risk weighted assets of at least 8% and a leverage ratio of at least 4%, or 3% in some cases.

As of December 31, 2008, Community National Bank was considered "well capitalized" under FDICIA’s regulatory capital requirements.

Dividends.  The Company derives funds for payment of dividends to its shareholders primarily from dividends received from its subsidiary, Community National Bank. The Bank is subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums.  Prior approval from the Office of the Comptroller of the Currency (OCC) is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that last year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.  Federal law also prohibits national banks from paying dividends greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses.

In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums.  The appropriate federal or state banking agency is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit such payment.  On February 24, 2009, the Board of Governors of the Federal Reserve System issued supervisory guidance in connection with the payment of dividends and redemption and repurchases of stock by bank holding companies.  The guidance heightened expectations that a bank holding company will inform and consult with Federal Reserve supervisory staff in advance of declaring and paying any dividend that could raise safety and soundness concerns, such as a dividend exceeding current period earnings; redeeming or repurchasing regulatory capital instruments when the bank holding company is experiencing financial weaknesses; or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.  The guidance provides that a bank holding company should eliminate, defer or severely limit dividends if net income for the past four quarters is not sufficient to fully fund dividends; the prospective rate of earnings retention is not consistent with the holding company’s capital needs and overall current and prospective financial condition; or the holding company will not meet, or is in danger of not meeting, its minimum regulatory capital ratios.  The Company has historically maintained a high dividend to earnings payout ratio and in 2008 it significantly exceeded 100% (151% in 2008).  The Company would be required in future periods to consult with, and obtain the approval of, Federal Reserve staff for payment of any dividends, including regular quarterly cash dividends, that are in excess of earnings for the applicable quarterly period.

OCC Supervision. The Bank is a national banking association and subject to the provisions of the National Bank Act and federal and state statutes and rules and regulations applicable to national banks.  The primary supervisory authority for the Bank is the OCC.  The OCC's examinations are designed for the protection of the Bank's depositors and not its shareholders.  The Bank is subject to periodic examination by the OCC and must file periodic reports with the OCC containing a full and accurate statement of its affairs.

Deposit Insurance.  The Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006, gave the Federal Deposit Insurance Corporation (FDIC) increased flexibility in assessing premiums on depository institutions, including Community National Bank, to pay for deposit insurance and to manage its deposit insurance reserves. In 2006, the FDIC adopted rules to implement its new authority to set deposit insurance premiums. Under these regulations, all insured depository institutions pay a base rate, which may be adjusted annually up to 3 basis points by the FDIC, and an additional assessment based on the risk of loss to the Deposit Insurance Fund posed by that institution.

Assessment rates set by the FDIC effective January 1, 2009, range from 12 to 50 basis points for the first quarter of 2009. The first quarter of 2009 assessment rates reflect a 7 basis point increase across all assessment rates from 2008. On February 27, 2009, the FDIC issued new rules to take effect April 1, 2009 to change the way the FDIC differentiates risk and appropriate assessment rates. Under the new rules, base assessment rates set to take effect on April 1, 2009 will range from 12 to 45 basis points, but giving effect to certain risk adjustments in the rule issued by the FDIC on February 27, 2009, assessments may range from 7 to 77.5 basis points. In addition, the FDIC also issued an interim rule on February 27, 2009 that will impose an emergency special assessment of 20 basis points in addition to its risk-based assessment. This assessment will be imposed on June 30, 2009 and collected on September 30, 2009. Subsequently, the FDIC has indicated that it may reduce the special assessment to 10 basis points provided that Congress increases its permanent borrowing authority with the Treasury Department from $30 billion to $100 billion and provides temporary borrowing authority of $500 billion.  A proposal to increase the FDIC’s borrowing authority is pending in Congress, but no prediction can be made as to whether it will be enacted and signed into law.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 1.14 basis points to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Under the Federal Deposit Insurance Act, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, rule, order or condition imposed by the FDIC. The Company’s management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Brokered Deposits. Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits unless it is well capitalized under the FDICIA's prompt corrective actions guidelines. In January of 2003, the Company entered into an agreement with Promontory Interfinancial Network making it possible to offer our customers insurance protection for their deposits in excess of $250,000.  This Certificate of Deposit Account Registry Service (CDARS) uses a deposit-matching engine to match CDARS deposits in other participating banks, dollar- for-dollar.  This product is designed to enhance customer attraction and retention, build deposits and improve net interest margins, while providing additional FDIC coverage to customers.  Promontory now offers member banks an opportunity to participate with one-way orders.  Banks can either accept deposits as a surplus bank or place deposits in CDARS offered by banks seeking funding without matching funds.  The Promontory Interfinancial Network provides the Company an alternative source of funding or investment opportunities, while at the same time increasing the level of FDIC insurance available to deposit customers.  The Company’s Asset, Liability and Funds Management Policy limits the use of brokered deposits to 5% of total assets.

Under a rule change adopted by the FDIC in 2008, CDARS are considered brokered deposits, except that CDARS made on a matching funds basis by well capitalized, well managed depository institutions are not considered brokered deposits for purposes of establishing a depository institution’s risk-adjusted deposit assessment rate.

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

The CRA requires banks to define the communities they serve, identify the credit needs of those communities, collect and maintain data for each small business or small farm loan originated or purchased by the Bank, and maintain a Public File at each location. The federal banking regulators examine the institutions they regulate for compliance with the CRA and assign one of the following four ratings: “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance”. The rating assigned reflects the bank’s record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the bank. As of the Bank’s last CRA examination, completed during 2008, it received a rating of “outstanding”.

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

Management reviewed and reclassified the Company’s deposits during 2008, to the extent permissible under Regulation D, resulting in a reduction in required reserves.

Federal Home Loan Bank System.  Community National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to purchase and hold shares of capital stock in the applicable regional Federal Home Loan Bank (the Federal Home Loan Bank of Boston, in the case of Community National Bank), in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the Federal Home Loan Bank. Community National Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston (FHLBB) stock at December 31, 2008 of approximately $3.3 million.

On January 28, 2009, the FHLBB notified its members of its financial results for 2008 which included a net loss of $73.2 million due primarily to write-down of mortgage-backed securities and of the actions it intends to take to strengthen its financial position.  These actions include a moratorium on excess stock repurchases, an increased retained earnings target, and likely suspension of quarterly dividends during 2009. During 2008, the Company received $121,267 in dividends from the FHLBB.

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

The Bank's main offices are located on U.S. Route 5 in Derby, Vermont, in a renovated 15,000 square foot two-story brick building with a 19,000 square foot state of the art addition which was completed in 2006.  The addition houses an operations center as well as a community room used by the Bank for meetings and various functions.  This community room has a secure outside access making it possible for the Bank to offer it to non-profit organizations after banking hours free of charge.  This office is equipped with a remote drive-up facility and an additional ATM featuring drive-up access.

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

The Bank owns condominium space in the state office building on Main Street in Newport to house its Newport office.  The Bank occupies approximately 3,084 square feet on the first floor of the building for a full service banking facility equipped with an ATM and a remote drive-up facility.  In addition, the Bank owns approximately 4,400 square feet on the second floor, a portion of which is leased to the Company’s Trust Company affiliate, CFSG, with another portion leased to a law firm.

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

The second St. Johnsbury office is a former LyndonBank office located on the southern end of Railroad Street, which consists of approximately 1,600 square feet.  The Company leases the building that houses one office, customer service areas and a small meeting room.  This is a full service facility consisting of a walk-up ATM in the front vestibule and a two-lane drive-up window.

The Bank leases approximately 1,500 square feet of office space for the Montpelier office located at 95 State Street in Montpelier.  This office opened at the end of May, 2001, operating as a full service banking facility.  Additional space is leased nearby at 99 State Street to accommodate a stand-alone drive-up ATM in a Kiosk building.

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

The Memorial Drive office in the town of Lyndon, which is a former LyndonBank branch, is a full service banking facility consisting of approximately 2,600 square feet with a 3-lane drive-up, one of which is exclusively for night drops and ATM usage.  This facility is leased from a neighboring business, 48 Broad Street, LLC, owned by David Stahler who is a former director of LyndonBank and is now a member of Community National Bank’s Caledonia County advisory board.

The Bank owns a full service banking office in Enosburg, which is a former LyndonBank office, consisting of approximately 3,056 square feet and houses offices and customer service areas.  The office has a drive-up ATM plus two additional drive-through banking lanes.

The Bank leases approximately 2,688 square feet of space for the Morrisville office, which is a former LyndonBank office, located on Route 15 West in Morristown.  It is a one story building with a walk-up ATM in the front vestibule and a two-lane drive-up window.

The Bank owns an additional building on U.S. Route 5 in Derby, which is a former LyndonBank office.  This office was consolidated with the Bank’s main office, also located on U.S. Route 5, on March 24, 2008 and is now vacant.

The Bank owned a two-story brick building and vacant lot on Elm Street in Lyndonville which housed the deposit and loan operations of the former LyndonBank.  This building and lot were sold during the third quarter of 2008 to a local non-profit organization.

Item 3.  Legal Proceedings

The Company’s subsidiary, Community National Bank, as successor by merger to LyndonBank, is a party to a contract dispute with a service provider involving disputed charges of approximately $72,000.  The dispute is currently in mediation and may proceed to binding arbitration if the parties are unable to settle the matter.  On December 31, 2008, the Company accrued a contingent liability of $50,000 for this matter.

Except for the foregoing, there are no pending legal proceedings to which the Company or the Bank is a party or of which any of its property is the subject, other than routine litigation incidental to its banking business none of which is material to the Company's consolidated operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the trading market in, market price of, and dividends paid on, the Company's common stock is incorporated by reference to the Annual Report to Shareholders for 2008 in the section immediately following the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption "Common Stock Performance by Quarter".  The balance of the information required by item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective February 4, 2008).

The following table provides information as to purchases of the Company’s common stock during the fourth quarter ended December 31, 2008, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
	Total Number		Shares Purchased	Purchased Under
	of Shares	Average Price	as Part of Publicly	the Plan at the
For the month ended:	Purchased(1)(2)	Paid Per Share	Announced Plan(3)	End of the Period(3)

October 1 - October 31	0	$0	N/A	N/A
November 1 - November 30	13,400	$10.50	N/A	N/A
December 1 - December 31	0	$0	N/A	N/A
Total	13,400	$10.50	N/A	N/A

(1)  All 13,400 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through Community Financial Services Group, LLC (“CFSG”), which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2)  Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's Dividend Reinvestment Plan.

(3)   In August, 2008, the Board of Directors terminated the buyback program that had been in effect since April, 2000.

Item 6.  Selected Financial Data

Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective Feb. 4, 2008).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference to the section immediately following the “Notes to Consolidated Financial Statements” of the Annual Report to Shareholders for 2008, filed as Exhibit 13 to this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to the section labeled "Risk Management", of Management's Discussion and Analysis of Financial Condition and Results of Operation in the Annual Report to Shareholders for 2008, filed as Exhibit 13 to this report.

Item 8.  Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry, Dunn, McNeil & Parker, are incorporated herein by reference from the Annual Report to Shareholders for 2008, filed as Exhibit 13 to this report.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of December 31, 2008, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of December 31, 2008 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  As of December 31, 2008, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting.  Management assessed the Company’s system of internal control over financial reporting as of December 31, 2008, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of December 31, 2008, its system of internal control over financial reporting met those criteria and is effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not Applicable

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009.

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
Information regarding changes in the Company’s procedures for submission of director nominations by shareholders under the caption “SHAREHOLDER NOMINATIONS AND PROPOSALS.”
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

Item 11.  Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009:

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION."

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009:

Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -Transactions with Management."
Information regarding the independence of directors under the caption “CORPORATE GOVERNANCE – Director Independence.”

Item 14.  Principal Accounting Fees and Services

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009 under the caption "ARTICLE 2- RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

Fees paid to the principal accountant for various audit functions including, but not limited to, the audit of the annual financial statements in the Company's Form 10-K Report and review of the financial statements in the Company's Form 10-Q Reports.
Description of the audit committee's pre-approval policies and procedures required by paragraph (c) (7)(I) of rule 2-01of Regulation S-X.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The Company's audited consolidated financial statements and notes thereto and the report of Berry, Dunn, McNeil & Parker thereon, are incorporated by reference to the Annual Report to Shareholders for the years ended December 31, 2008 and 2007, filed as Exhibit 13 to this report.

(b)  Exhibits

The following exhibits, previously filed with the Commission, are incorporated by reference:

Exhibit 3(i) - Amended and Restated Articles of Association, filed as Exhibit 3.1 to the Company's Form 10-Q Report filed on August 13, 2008.
Exhibit 3(ii) – Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of the Series A Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, filed as Exhibit 3(i) to the Company’s Form 8-K Report filed on December 31, 2007.
Exhibit 3(iii) - Amended and Restated By-laws of Community Bancorp. as amended through October 7, 2008, filed as Exhibit 3.1 to the Company’s Form 10-Q Report filed on November 13, 2008.

Exhibit 4(i) – Indenture dated as of October 31, 2007 between Community Bancorp., as issuer and Wilmington Trust Company, as indenture trustee, filed as Exhibit 4.1 to the Company’s Form 8-K Report filed on November 2, 2007.
Exhibit 4(ii) – Amended and Restated Declaration of Trust dated as of October 31, 2007 among Community Bancorp., as sponsor, Wilmington Trust Company, as Delaware and institutional Trustee, and the administrators named therein, filed as Exhibit 4.2 to the Company’s Form 8-K Report filed on November 2, 2007.
Exhibit 10(i) - Amended and Restated Deferred Compensation Plan for Directors,* filed as Exhibit 10.2 to the Company’s Form 8-K Report filed on December 15, 2008.
Exhibit 10(ii) - Amended and Restated Supplemental Retirement Plan,* filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on December 15, 2008.
Exhibit 10(iii) - Officer Incentive Plan,* filed as Exhibit 10.3 to the Company’s Form 8-K Report filed on December 15, 2008.
Exhibit 10(iv) - Description of the Directors Retirement Plan,* filed as Exhibit 10(iv) to the Company's Form 10-K Report filed on March 30, 2005; plan terminated in 2005 with respect to future accruals, as disclosed in the Company's Form 8-K Report filed on December 19, 2005.
Exhibit 10(v) – Guarantee Agreement dated as of October 31, 2007 between Community Bancorp., as guarantor and Wilmington Trust Company, as guarantee trustee, filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on November 2, 2007.
Exhibit 10(vi) – Placement Agreement dated October 30, 2007 among Community Bancorp., CMTV Statutory Trust I, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., filed as Exhibit 10.2 to the Company’s Form 8-K Report filed on November 2, 2007.
Exhibit 14 - Code of Ethics for Senior Financial Officers and the Principal Executive Officer, filed as Exhibit 14 to the Company’s Form 10-K Report on March 30, 2004.

The following exhibits are filed as part of this report:**
Exhibit 13 - Portions of the Annual Report to Shareholders of Community Bancorp. for 2008, specifically incorporated by reference into this report.
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

COMMUNITY BANCORP.

BY: /s/ Stephen P. Marsh	Date: March 26, 2009
Stephen P. Marsh, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Stephen P. Marsh	Date: March 26, 2009
Stephen P. Marsh, President and CEO

COMMUNITY BANCORP. DIRECTORS

/s/ Thomas E. Adams	Date: March 26, 2009
Thomas E. Adams

/s/ Charles W. Bucknam, Jr.	Date: March 26, 2009
Charles W. Buckman, Jr.

/s/ Aminta K. Conant	Date: March 26, 2009
Aminta K. Conant

/s/ Jacques R. Couture	Date: March 26, 2009
Jacques R. Couture

/s/ Elwood G. Duckless	Date: March 26, 2009
Elwood G. Duckless

/s/ Rosemary M. Lalime	Date: March 26, 2009
Rosemary M. Lalime

/s/ Marcel Locke	Date: March 26, 2009
Marcel Locke

/s/ Stephen P. Marsh	Date: March 26, 2009
Stephen P. Marsh

/s/ Dorothy R. Mitchell	Date: March 26, 2009
Dorothy R. Mitchell

/s/ Anne T. Moore	Date: March 26, 2009
Anne T. Moore

/s/ Peter J. Murphy	Date: March 26, 2009
Peter J. Murphy

/s/Richard C. White	Date: March 26, 2009
Richard C. White