Form 10-K/A
period 2008-12-31
COMMUNITY BANCORP /VT
filed 2009-03-27
CIK 718413

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

Explanatory Note:  The sole purpose for filing this 10K/A is to include the full date on the Opinion Letter from Berry, Dunn, McNeil & Parker

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

COMMUNITY BANCORP.

BY: /s/ Stephen P. Marsh	Date: March 27, 2009
Stephen P. Marsh, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Stephen P. Marsh	Date: March 27, 2009
Stephen P. Marsh, President and CEO

COMMUNITY BANCORP. DIRECTORS

/s/ Thomas E. Adams	Date: March 27, 2009
Thomas E. Adams

/s/ Charles W. Bucknam, Jr.	Date: March 27, 2009
Charles W. Buckman, Jr.

/s/ Aminta K. Conant	Date: March 27, 2009
Aminta K. Conant

/s/ Jacques R. Couture	Date: March 27, 2009
Jacques R. Couture

/s/ Elwood G. Duckless	Date: March 27, 2009
Elwood G. Duckless

/s/ Rosemary M. Lalime	Date: March 27, 2009
Rosemary M. Lalime

/s/ Marcel Locke	Date: March 27, 2009
Marcel Locke

/s/ Stephen P. Marsh	Date: March 27, 2009
Stephen P. Marsh

/s/ Dorothy R. Mitchell	Date: March 27, 2009
Dorothy R. Mitchell

/s/ Anne T. Moore	Date: March 27, 2009
Anne T. Moore

/s/ Peter J. Murphy	Date: March 27, 2009
Peter J. Murphy

/s/Richard C. White	Date: March 27, 2009
Richard C. White