Form 10-Q
period 2009-03-31
COMMUNITY BANCORP /VT
filed 2009-05-13
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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
YES (  )     NO(X)

At May 7, 2009, there were 4,489,847 shares outstanding of the Corporation's common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Balance Sheets
	March 31	December 31	March 31
	2009	2008	2008
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$8,408,662	$11,236,007	$8,704,470
Federal funds sold and overnight deposits	8,196	33,621	1,075,224
Total cash and cash equivalents	8,416,858	11,269,628	9,779,694
Securities held-to-maturity (fair value $40,875,000 at 03/31/09,
$38,212,000 at 12/31/08 and $44,281,000 at 03/31/08)	40,091,646	37,288,357	44,211,914
Securities available-for-sale	29,940,628	29,449,424	38,366,253
Restricted equity securities, at cost	3,906,850	3,906,850	3,456,850
Loans held-for-sale	1,262,322	1,181,844	1,294,564
Loans	362,353,977	364,811,683	357,467,878
Allowance for loan losses	(3,311,554)	(3,232,932)	(2,969,847)
Unearned net loan fees	(260,199)	(301,004)	(385,293)
Net loans	358,782,224	361,277,747	354,112,738
Bank premises and equipment, net	14,814,515	14,989,429	15,966,624
Accrued interest receivable	2,091,316	2,044,550	2,619,771
Bank owned life insurance	3,720,676	3,690,079	3,591,861
Core deposit intangible	3,162,360	3,328,800	3,952,950
Goodwill	11,574,269	11,574,269	10,560,339
Other real estate owned	185,000	185,000	0
Other assets	7,653,280	7,613,255	7,159,713
Total assets	$485,601,944	$487,799,232	$495,073,271
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$49,322,103	$50,134,874	$48,820,207
NOW and money market accounts	120,669,051	127,500,699	131,991,064
Savings	54,048,600	49,266,879	50,165,818
Time deposits, $100,000 and over	56,542,427	56,486,310	59,049,571
Other time deposits	113,442,820	118,852,018	120,502,762
Total deposits	394,025,001	402,240,780	410,529,422
Federal funds purchased and other borrowed funds	16,750,000	12,572,000	16,476,000
Repurchase agreements	21,002,058	19,086,456	14,820,990
Capital lease obligations	905,707	915,052	940,704
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	4,249,220	4,825,052	4,715,341
Total liabilities	449,818,986	452,526,340	460,369,457
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 10,000,000 shares authorized,
4,683,143 shares issued at 03/31/09, 4,679,206 shares issued
at 12/31/08, and 4,626,095 shares issued at 03/31/08	11,707,858	11,698,015	11,565,237
Additional paid-in capital	25,736,372	25,757,516	25,197,645
Accumulated deficit	(1,956,344)	(2,592,721)	(2,144,501)
Accumulated other comprehensive income	417,849	532,859	208,210
Less: treasury stock, at cost; 210,101 shares at 03/31/09,
12/31/08 and 3/31/08	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	35,782,958	35,272,892	34,703,814
Total liabilities and shareholders' equity	$485,601,944	$487,799,232	$495,073,271

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
For The First Quarter Ended March 31,	2009	2008
(Unaudited)

Interest income
Interest and fees on loans	$5,448,273	$6,127,296
Interest on debt securities
Taxable	305,003	495,453
Tax-exempt	324,160	395,161
Dividends	16,137	59,660
Interest on federal funds sold and overnight deposits	9	58,518
Total interest income	6,093,582	7,136,088

Interest expense
Interest on deposits	1,757,547	2,698,254
Interest on federal funds purchased and other borrowed funds	61,362	144,358
Interest on repurchase agreements	69,146	77,378
Interest on junior subordinated debentures	243,564	245,648
Total interest expense	2,131,619	3,165,638

Net interest income	3,961,963	3,970,450
Provision for loan losses	125,001	62,499
Net interest income after provision for loan losses	3,836,962	3,907,951

Non-interest income
Service fees	492,305	524,152
Income on bank owned life insurance	30,597	32,485
Net realized gains on securities	23,635	0
Other income	605,019	339,137
Total non-interest income	1,151,556	895,774

Non-interest expense
Salaries and wages	1,393,846	1,648,910
Employee benefits	537,983	613,047
Occupancy expenses, net	796,265	859,087
Amortization of core deposit intangible	166,440	208,050
Other expenses	1,605,577	1,456,076
Total non-interest expense	4,500,111	4,785,170

Income before income taxes	488,407	18,555
Income tax benefit	(194,846)	(229,430)

Net Income	$683,253	$247,985

Earnings per common share	$0.14	$0.05
Weighted average number of common shares
used in computing earnings per share	4,473,042	4,405,237
Dividends declared per common share	$0.00	$0.17
Book value per share on common shares outstanding at March 31,	$7.44	$7.29

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,	2009	2008
(Unaudited)

Cash Flow from Operating Activities:
Net Income	$683,253	$247,985
Adjustments to Reconcile Net Income to Net Cash Provided by
(Used In) Operating Activities:
Depreciation and amortization	275,093	277,762
Provision for loan losses	125,001	62,499
Deferred income taxes	(86,182)	(157,562)
Net gain on sale of securities	(23,635)	0
Net gain on sale of loans	(340,424)	(80,912)
Loss (gain) on Trust LLC	17,195	(18,604)
Accretion of bond discount, net	(457)	(107,614)
Proceeds from sales of loans held for sale	25,908,639	6,745,555
Originations of loans held for sale	(25,648,693)	(7,273,331)
Decrease in taxes payable	(108,664)	(215,784)
Increase in interest receivable	(46,766)	(315,716)
(Increase) decrease in mortgage servicing rights	(6,157)	48,023
Increase in other assets	(187,289)	(958,048)
Increase in bank owned life insurance	(30,597)	(32,485)
Amortization of core deposit intangible	166,440	208,050
Amortization of limited partnerships	244,890	100,500
Decrease in unamortized loan fees	(40,805)	(58,079)
Decrease in interest payable	(8,105)	(71,103)
Increase in accrued expenses	11,472	623,172
Decrease in other liabilities	(445,071)	(631,880)
Net cash provided by (used in) operating activities	459,138	(1,607,572)

Cash Flows from Investing Activities:
Investments – held-to-maturity
Maturities and paydowns	9,143,094	1,358,968
Purchases	(11,946,382)	(11,260,049)
Investments – available-for-sale
Sales and maturities	3,556,320	9,765,102
Purchases	(4,197,691)	(1,000,000)
Decrease (increase) in loans, net	2,399,580	(1,726,267)
Capital expenditures, net of proceeds from sales of bank
premises and equipment	(100,179)	119,115
Recoveries of loans charged off	11,747	24,895
Net cash used in investing activities	(1,133,511)	(2,718,236)

The accompanying notes are an integral part of these consolidated financial statements.

	2009	2008
Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market and savings accounts	(2,862,698)	(106,218)
Net decrease in time deposits	(5,353,081)	(5,584,470)
Net increase (decrease) in repurchase agreements	1,915,602	(2,623,943)
Net (decrease) increase in short-term borrowings	(5,822,000)	10,716,000
Net increase in long-term borrowings	10,000,000	0
Repayments on long-term borrowings	0	(8,000,000)
Decrease in capital lease obligations	(9,345)	0
Dividends paid on preferred stock	(46,875)	(46,875)
Dividends paid on common stock	0	(521,515)
Net cash used in financing activities	(2,178,397)	(6,167,021)

Net decrease in cash and cash equivalents	(2,852,770)	(10,492,829)
Cash and cash equivalents:
Beginning	11,269,628	20,272,523
Ending	$8,416,858	$9,779,694

Supplemental Schedule of Cash Paid During the Period
Interest	$2,139,724	$3,491,666
Income taxes	$0	$105,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$(174,258)	$146,970

Common Shares Dividends Paid
Dividends declared	$0	$747,929
(Increase) decrease in dividends payable attributable
to dividends declared	(11,302)	6,859
Dividends reinvested	11,302	(233,273)
	$0	$521,515

The accompanying notes are an integral part of these consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND CONSOLIDATION

     The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for fair presentation of the financial condition and results of operations of the Company contained herein have been made.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 contained in the Company's Annual Report on Form 10-K/A.

     Certain amounts in the 2008 financial statements have been reclassified to conform to the current year presentation.

NOTE 2.  RECENT ACCOUNTING DEVELOPMENTS

     In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Although this Statement does not require any new fair value measurements, it has expanded fair value disclosures.

     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased.  FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  It affirms that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains to determine the price that would be received to sell the asset in an orderly transaction.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  The Company will adopt this FSP for the period ending June 30, 2009 and does not anticipate that it will have a material effect on the financial condition or results of operations of the Company.

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This Statement amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The Company will adopt this FSP for the period ending June 30, 2009 and does not anticipate that it will have a material effect on the financial condition or results of operations of the Company.

     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  The objective of an other-than-temporary impairment analysis under existing U.S. Generally Accepted Accounting Principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired.  An investment is impaired if the fair value of the investment is less than its amortized cost basis.  FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements.  Specifically, FSP FAS 115-2 and FAS 124-2 (i) changes existing guidance for determining whether an impairment to debt securities is other than temporary and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery, with a requirement that management assert:  (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under FSP FAS 115-2 and FAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  The Company will adopt this FSP for the period ending June 30, 2009 and is currently evaluating the effect of this FSP on the financial condition and results of operations of the Company.

NOTE 3.  EARNINGS PER COMMON SHARE

     Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period (retroactively adjusted for stock splits and stock dividends) including Dividend Reinvestment Plan shares issuable upon reinvestment of dividends and reduced for shares held in treasury.  The following table illustrates the calculation for the quarters ended March 31, as adjusted for the cash dividend declared on the preferred stock:

	2009	2008

Net income, as reported	$683,253	$247,985
Less: dividends to preferred shareholders	46,875	46,875
Net income available to common shareholders	$636,378	$201,110
Weighted average number of common shares used in calculating
earnings per share	4,473,042	4,405,237
Earnings per common share	$0.14	$0.05

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

The Company's total comprehensive income for the comparison periods is calculated as follows:

For the first quarter ended March 31,	2009	2008

Net income	$683,253	$247,985
Other comprehensive income (loss), net of tax:
Change in unrealized holding gain on available-for-sale
securities arising during the period	(174,258)	146,970
Tax effect	59,248	(49,970)
Other comprehensive income (loss), net of tax	(115,010)	97,000
Total comprehensive income	$568,243	$344,985

NOTE 5.  MERGER AND INTANGIBLE ASSETS

     The Company’s wholly-owned subsidiary, Community National Bank (the Bank), and LyndonBank entered into an Agreement and Plan of Merger on August 1, 2007, and on December 31, 2007, the all-cash merger was consummated.  The aggregate purchase price, including transaction costs, was approximately $26.7 million in cash for all the shares of LyndonBank cancelled in the merger.  The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition.  The excess of purchase price over the fair value of net tangible and intangible assets acquired was recorded as goodwill.  The Bank worked with third-party experts on the valuations of certain intangible assets throughout the year in 2008. During the first quarter of 2008, the Company received valuations on bank premises and equipment to determine fair value and make the necessary adjustments to bank premises and equipment, goodwill and the related deferred tax liability.  The net adjustment to goodwill was an increase of $212,884.  During the second quarter of 2008, additional adjustments amounting to a net decrease of $57,536 were made to goodwill for the settlement of certain LyndonBank liability accounts.  During the third quarter of 2008, adjustments amounting to a net increase in goodwill were made totaling $1,064,228 for some additional costs related to the merger, disposal of software used during the first quarter of 2008 that was no longer needed, and a fair value adjustment totaling $656,347 on two classes of Fannie Mae preferred stock the Company acquired in the merger.  During the fourth quarter of 2008, a final payment amounting to $7,237 was made to a third party consultant related to the valuation of the Fannie Mae preferred stock, bringing goodwill to the December 31, 2008 total of approximately $11.6 million.

     The $4.2 million of acquired identified intangible assets represents the core deposit intangible and is subject to amortization over a ten year period using a double declining method.

As of March 31, 2009, the remaining amortization expense related to core deposit intangible is expected to be as follows:

2009	$499,320
2010	532,608
2011	426,086
2012	340,869
2013	272,695
Thereafter	1,090,782
Total core deposit intangible expense	$3,162,360

The goodwill is not deductible for tax purposes.

     At March 31, 2009, Management evaluated goodwill and core deposit intangible assets for impairment and concluded that no impairment existed as of such date.

NOTE 6.  FAIR VALUE

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

     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Assets measured at fair value on a recurring basis and reflected in the balance sheet for the periods presented are summarized below:

March 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale	$4,184,385	$25,756,243	$0	$29,940,628

December 31, 2008
Assets:
Securities available-for-sale	$4,214,717	$25,234,707	$0	$29,449,424

March 31, 2008
Assets:
Securities available-for-sale	$4,742,550	$33,623,703	$0	$38,366,253

Assets measured at fair value on a nonrecurring basis and reflected in the balance sheet for the periods presented are summarized below:

March 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Loans held-for-sale	$0	$1,262,322	$0	$1,262,322
Residential mortgage servicing rights	0	966,267	0	966,267
Impaired loans, net of related allowance	0	2,247,629	0	2,247,629
Other real estate owned	0	185,000	0	185,000
Total	$0	$4,661,218	$0	$4,661,218

December 31, 2008
Assets:
Loans held-for-sale	$0	$1,181,844	$0	$1,181,844
Residential mortgage servicing rights	0	956,891	0	956,891
Impaired loans, net of related allowance	0	1,748,715	0	1,748,715
Other real estate owned	0	185,000	0	185,000
Total	$0	$4,072,450	$0	$4,072,450

March 31, 2008
Assets:
Loans held-for-sale	$0	$1,294,564	$0	$1,294,564
Residential mortgage servicing rights	0	1,207,259	0	1,207,259
Impaired loans, net of related allowance	0	381,863	0	381,863
Total	$0	$2,883,686	$0	$2,883,686

The fair value of loans held-for-sale is based upon an actual purchase and sale agreement between the Company and an independent market participant.  The sale is executed within a reasonable period following quarter end at the stated fair value.

NOTE 7.  LEGAL PROCEEDINGS

     The Company’s subsidiary, Community National Bank, as successor by merger to LyndonBank, was a party to a contract dispute with a service provider involving disputed charges of approximately $72,000.  On December 31, 2008, the Company accrued a contingent liability of $50,000 for this matter and the dispute was settled in April 2009 for that amount.

     In addition to the foregoing matter, in the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

NOTE 8.  SUBSEQUENT EVENT

     On April 3, 2009, the Company declared a cash dividend of $0.12 per share payable May 1, 2009 to shareholders of record as of April 15, 2009.

NOTE 9.  MORTGAGE SERVICING RIGHTS

     During the first quarter of 2009, the continued low interest rate environment adversely affected the value of the Company’s mortgage servicing rights portfolio.  Although strong residential mortgage loan activity in recent months resulted in significant additions to the loan servicing portfolio during the first quarter of 2009, the Company recorded a valuation adjustment for impairment of the portfolio during the quarter in the amount of $157,876.  At March 31, 2009, the net carrying value of the Company’s mortgage servicing rights portfolio was $966,267, compared to $960,110 at year end 2008 and $1,207,259 at March 31, 2008.

Index

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended March 31, 2009

FORWARD-LOOKING STATEMENTS

     The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements about the results of operations, financial condition and business of the Company and its subsidiary. When used therein, the words "believes," "expects," "anticipates," "intends," "estimates," "plans," "predicts," or similar expressions, indicate that management of the Company is making forward-looking statements.

     Forward-looking statements are not guarantees of future performance.  They necessarily involve risks, uncertainties and assumptions.  Future results of the Company may differ materially from those expressed in these forward-looking statements.  Examples of forward looking statements included in this discussion include, but are not limited to, estimated contingent liability related to assumptions made within the asset/liability management process, management's expectations as to the future interest rate environment and economic outlook, and the Company's related liquidity level, credit risk expectations relating to the Company's loan portfolio and its participation in the FHLBB Mortgage Partnership Finance (MPF) program, and management's general outlook for the future performance of the Company, summarized below under "Overview".  Although forward-looking statements are based on management's current expectations and estimates, many of the factors that could influence or determine actual results are unpredictable and not within the Company's control.  Readers are cautioned not to place undue reliance on such statements as they speak only as of the date they are made.  The Company does not undertake, and disclaims any obligation, to revise or update any forward-looking statements to reflect the occurrence or anticipated occurrence of events or circumstances after the date of this Report, except as required by applicable law.  The Company claims the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995.

     Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (1) general economic or monetary conditions, either nationally or regionally, continue to deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services; (2) competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial service industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way as to reduce the Company's margins;  (4) changes in laws or government rules, or the way in which courts and government agencies interpret those laws or rules, adversely affect the Company's business; (5) changes in federal or state tax policy; and (6) we may not fully realize anticipated benefits of the acquisition of LyndonBank or realize them within expected timeframes.

OVERVIEW

     The Company’s consolidated assets on March 31, 2009 were $485.6 million compared to $487.8 million on December 31, 2008 and $495.1 million on March 31, 2008, resulting in decreases of 0.5% and 2%, respectively.  The decrease of $12.6 million in the investment portfolio year over year was used to fund the $5.0 million in loan growth and helped to provide liquidity for the decrease in deposits of $16.5 million between periods.  A portion of the decrease in deposits is due to an anticipated initial runoff of the LyndonBank non-maturing deposits after the merger.  Certificates of deposits decreased $7.0 million year over year and $5.4 million year to date due in part to the low rate environment as well as greater than expected post-merger runoff.

     Net income for the first quarter of 2009 was $683,253 or $0.14 per share, compared to $247,985, or $0.05 per share, in 2008.  Comparing the earnings for the two quarters is difficult due to the fact that the activity in each of the periods differed significantly.  The first quarter of 2008 was the first quarter of combined operations following the LyndonBank acquisition, and operating results were significantly impacted by one-time merger-related expenses.  Comparability of results between periods was also affected by the historically low interest rate environment throughout the first quarter of 2009.  The December 2008 efforts by the Federal Reserve to stimulate the real estate market by buying billions of dollars in mortgage-back securities from Fannie Mae and Freddie Mac drove down mortgage interest rates and sparked very strong mortgage refinancing activity that created a high level of home loan refinancing and sales of residential mortgages during the first quarter of 2009.  The Company originated $25.9 million in loans sold in the secondary market during the first quarter of 2009 compared to $6.7 million in the first quarter of 2008.  This activity generated fee income of $407,878 and $60,319 for those respective periods.  Management expects this trend to continue well into the second quarter, but anticipates a slow down during the second half of 2009.

Index

     The unprecedented volatility in the financial markets and the recessionary economic environment continued throughout the first quarter of 2009.  The Company did not engage in subprime lending nor was such lending prevalent in the Company’s market area.  Nevertheless, recessionary pressures are adversely affecting local real estate and labor markets, and the Company has continued to see a rise in past due and non-performing loans which began in the second half of 2008.  In light of these trends, management made a loan loss provision of $125,001 for the first quarter of 2009, compared to $62,499 for the same period last year.  Net of charge offs and recoveries, the Company’s loan loss coverage (loan loss reserve to average loans outstanding) increased to 0.901% at March 31, 2009, compared to 0.88% at year end 2008 and 0.834% as of the end of the first quarter of 2008.  Management intends to continue to monitor its loan portfolio closely in light of changing economic conditions, while at the same time fulfilling its long tradition of service to its communities by continuing to lend to qualified borrowers who meet the Company’s prudent loan underwriting standards.

     Non-interest expense for the first quarter of 2009 decreased by 6% compared to the first quarter of 2008.  During the first quarter of 2008, the Company’s non-interest expenses were significantly affected by one-time merger-related expenses, including the cost of merging the computer systems and termination of various contracts and service agreements that had been in place at LyndonBank.  Management increased the allowance for loan losses by $125,001 in the first quarter of 2009 compared to an increase of $62,499 in the first quarter of 2008 due to an increasing trend in non-performing loans, as well as criticized and classified assets.  Delinquencies however have been relatively stable.

     Federal Deposit Insurance Corporation (“FDIC”) increased general deposit premiums effective in 2009, resulting in an estimated 2009 premium of $562,000, or an increase of over $400,000 year over year.  In addition to this general deposit premium, the FDIC announced an industry-wide special assessment of 20 basis points on deposits as of June 30, 2009, payable on September 30, 2009.  Although there is some uncertainty about the final special assessment rate, the Company estimates that it will cost a minimum of $400,000 and possibly as much as $800,000.  An accrual of $133,000 was recorded for the special assessment in the first quarter of 2009.

     During the first quarter of 2009, the Company was approved for an equity investment by the U.S. Treasury Department of up to $9.8 million under Troubled Asset Relief Program (TARP) Capital Purchase Program (“CPP”).  After careful consideration of all of the economic and non-economic benefits and costs of participating in the program, the Board of Directors concluded in March, 2009 that participation in the CPP would not be in the best interests of the Company or its shareholders, customers and employees.  Furthermore, at March 31, 2009 and December 31, 2008, the Company and its subsidiary, Community National Bank, maintained regulatory capital ratios in excess of those required to be considered “well capitalized.”

     In April 2009, the Board of Directors declared a quarterly cash dividend of $0.12 per common share.  This represents a decrease of $.05 per share from the dividend paid quarterly in 2008.  The decision to reduce the dividend was based on a commitment to maintain the Company’s already strong levels of regulatory capital and made only after careful consideration of the weakening economy and pervasive uncertainty in the financial markets.  On an annualized basis, the lower dividend payout would add approximately $890,000 to the Company’s common equity in 2009 before reinvested dividends, further increasing its strong capital and liquidity position.

     The following pages describe our first quarter financial results in much more detail. Please take the time to read them to more fully understand the three months ended March 31, 2009 in relation to the 2008 comparison periods.  The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes included in this report and with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2008.  This report includes forward-looking statements within the meaning of the Securities and Exchange Act of 1934 (the "Exchange Act").

CRITICAL ACCOUNTING POLICIES

     The Company’s consolidated financial statements are prepared according to accounting principles generally accepted in the United States of America (US GAAP).  The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities in the consolidated financial statements and related notes.  The Securities and Exchange Commission (SEC) has defined a company’s critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Because of the significance of these estimates and assumptions, there is a high likelihood that materially different amounts would be reported for the Company under different conditions or using different assumptions or estimates.

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

     Occasionally, the Company acquires property in connection with foreclosures or in satisfaction of debts previously contracted. To determine the value of property acquired in or in lieu of foreclosure, management often obtains independent appraisals or evaluations of such properties.  The extent of any recovery on these loans depends largely on the amount the Company is able to realize upon liquidation of the underlying collateral; the recovery of a substantial portion of the carrying amount of foreclosed real estate is susceptible to changes in local market conditions.  The likelihood or extent of such change that is reasonably possible cannot be estimated.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans and foreclosed real estate.  Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

     Companies are required to perform periodic reviews of individual securities in their investment portfolios to determine whether decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the materiality of the decline and the probability, extent and timing of a valuation recovery and the company’s intent and ability to continue to hold the security. Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to fundamental factors specific to the issuer, such as financial condition and business prospects, or to market-related or other factors, such as interest rates. Declines in the fair value of securities below their cost that are deemed in accordance with GAAP to be other than temporary are recorded in earnings as realized losses.

     SFAS No. 156, “Accounting for Servicing of Financial Assets-an Amendment to FASB Statement No. 140” requires mortgage servicing rights associated with loans originated and sold, where servicing is retained, to be initially capitalized at fair value and subsequently accounted for using the “fair value method” or the “amortization method”. Capitalized mortgage servicing rights are included in other assets in the consolidated balance sheet. Mortgage servicing rights are amortized into non-interest income in proportion to, and over the period of, estimated future net servicing income of the underlying financial assets.  The value of capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. The carrying value of the mortgage servicing rights is periodically reviewed for impairment based on a determination of fair value compared to amortized cost, and impairment, if any, is recognized through a valuation allowance and is recorded as amortization of other assets.  Critical accounting policies for mortgage servicing rights relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of mortgage servicing rights requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Factors that may significantly affect the estimates used are changes in interest rates and the payment performance of the underlying loans.  The Company analyzes and accounts for the value of its servicing rights with the assistance of a third party consultant.

     Accounting for a business combination such as the Company’s 2007 acquisition of LyndonBank, requires the application of the purchase method of accounting.  Under the purchase method, the Company is required to record the net assets and liabilities acquired through an acquisition at fair value, with the excess of the purchase price over the fair value of the net assets recorded as goodwill and evaluated annually for impairment.  The determination of fair value requires the use of assumptions, including discount rates, changes in which could significantly affect assigned fair values.

     Management utilizes numerous techniques to estimate the carrying value of various assets held by the Company, including, but not limited to, bank premises and equipment and deferred taxes. The assumptions considered in making these estimates are based on historical experience and on various other factors that are believed by management to be reasonable under the circumstances.  The use of different estimates or assumptions could produce different estimates of carrying values and those differences could be material in some circumstances.

RESULTS OF OPERATIONS

     The Company’s net income for the first quarter of 2009 was $683,253, representing an increase of $435,268, or 175.5% over net income of $247,985 for the first quarter of 2008. This resulted in earnings per share of $0.14 and $0.05, respectively, for the first quarters of 2009 and 2008.  Core earnings (net interest income) for the first quarter of 2009 decreased $8,487 or 0.2% over the first quarter of 2008.  Interest income on loans, the major component of interest income, decreased approximately $1.0 million or 14.6%, despite a $5.0 million increase in loans year over year, and interest and dividend income on investments decreased $304,974 or 32.1%.  Interest expense on deposits, the major component of interest expense, decreased $940,707 or 34.9%, between periods and interest on federal funds purchased and other borrowed funds decreased $82,996 or 57.5%. All of these decreases are primarily the result of decreases in interest rates throughout 2008.

    As a result of the LyndonBank merger, the Company is required to amortize the fair value adjustments of the loans and deposits against net interest income.  The loan fair value adjustment was a net premium, creating a decrease in interest income of $22,631 for the first quarter of 2009 compared to $115,724 for the first quarter of 2008.  The certificate of deposit fair value adjustment resulted in an increase in interest expense of $65,000 for the first quarter of 2009 compared to $273,050 for the first quarter of 2008.  The amortization of the core deposit intangible amounted to an expense of $166,440 for the first quarter of 2009 compared to $208,050 for the first quarter of 2008.

     In recent months the Company has experienced a heavy volume of secondary market loan activity, which has helped to boost income for the first quarter of 2009.  With the exception of an increase in FDIC insurance due to the unanticipated FDIC special assessment, expenses for the first quarter of 2009 were relatively close to budget.  The relatively high level of expenses during the first quarter of 2008 was a direct result of the LyndonBank merger, including costs to terminate service contracts held by the former LyndonBank, costs of outside contracts to complete the computer and network conversions, the cost of a communication booklet for the customers, and salary and wages for the personnel needed to complete the merger and the conversion of computer systems.

      Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.  ROA and ROE were significantly lower in both first quarter periods of 2009 and 2008 compared to the first quarters in prior years, reflecting not only the effect of merger-related expenses, but also a significant increase in assets and equity resulting from the merger.  The following table shows these ratios annualized for the comparison periods.

For the first quarter ended March 31,	2009	2008

Return on Average Assets	0.58%	.17%
Return on Average Equity	7.83%	2.50%

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

     Tax-exempt income is derived from municipal investments, which comprise the entire held-to-maturity portfolio of $40.0 million at March 31, 2009.  The Company acquired municipal investments through the merger with LyndonBank amounting to approximately $1.1 million, which were sold in January 2009 for a net loss of $12,122.  Also included in the Company’s available-for-sale portfolio are two classes of Fannie Mae preferred stock acquired in the merger, which carried a 70% tax exemption on dividends received.  Dividend payments on the Fannie Mae preferred stock, which amounted to $30,373 for the first quarter of 2008, ceased the last quarter of 2008 following the federal government’s action in September, 2008 placing Fannie Mae under conservatorship.  Dividend payments on the Company’s holdings of Federal Home Loan Bank of Boston (FHLBB) stock, which amounted to $50,190 for the first quarter of 2008, ceased during the last quarter of 2008.  Payment of dividends on the Fannie Mae and FHLBB stock is unlikely to resume during 2009.

     The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the three month comparison periods of 2009 and 2008:

For the three months ended March 31,	2009	2008

Net interest income as presented	$3,961,963	$3,970,450
Effect of tax-exempt income	167,214	203,568
Net interest income, tax equivalent	$4,129,177	$4,174,018

Index

AVERAGE BALANCES AND INTEREST RATES

     The table below presents average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the 2009 and 2008 comparison periods.  Loans are stated before deduction of non-accrual loans, unearned discount and allowance for loan losses.

AVERAGE BALANCES AND INTEREST RATES

	For the Three Months Ended:
		2009			2008
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS

Loans (1)	$367,427,373	$5,448,273	6.01%	$356,296,534	$6,127,296	6.92%
Taxable Investment Securities	27,636,654	305,003	4.48%	40,640,048	495,453	4.90%
Tax Exempt Investment Securities	39,117,504	491,374	5.09%	41,801,655	598,729	5.76%
Federal Funds Sold and Interest
Earning Deposit Accounts	232,714	9	0.02%	3,977,863	58,518	5.92%
FHLBB Stock	3,318,700	0	0.00%	3,318,700	50,190	6.08%
Other Investments	975,150	16,137	6.71%	525,150	9,470	7.25%
TOTAL	$438,708,095	$6,260,796	5.79%	$446,559,950	$7,339,656	6.61%

INTEREST BEARING LIABILITIES & EQUITY

NOW & Money Market Funds	$125,313,270	$374,590	1.21%	$119,486,783	$699,169	2.35%
Savings Deposits	51,095,067	38,500	0.31%	48,737,146	51,493	0.42%
Time Deposits	172,922,618	1,344,458	3.15%	183,071,611	1,947,592	4.28%
Fed Funds Purchased and
Other Borrowed Funds	14,120,078	42,959	1.23%	11,100,352	125,307	4.54%
Repurchase Agreements	19,396,523	69,146	1.45%	17,491,623	77,378	1.78%
Capital Lease Obligations	908,940	18,402	8.21%	939,237	19,051	8.16%
Junior Subordinated Debentures	12,887,000	243,564	7.66%	12,887,000	245,648	7.67%
TOTAL	$396,643,496	$2,131,619	2.18%	$393,713,752	$3,165,638	3.23%

Net Interest Income		$4,129,177			$4,174,018
Net Interest Spread(2)			3.61%			3.38%
Interest Margin(3)			3.82%			3.76%

(1) Included in gross loans are non-accrual loans with an average balance of $2,251,281 and $669,038 for the three months ended 2009 and 2008, respectively.
(2) Net interest Spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(3) Interest margin is net interest income divided by average earning assets.

     The average volume of earning assets for the first three months of 2009 decreased $7.9 million, or 1.8% compared to the same period of 2008, and the average yield decreased 82 basis points.  The average volume of loans increased $11.1 million or 3.1%, while the average volume of the investment portfolio decreased $15.7 million between periods.  The increase in loans is attributable to an increase in loan activity while the decrease in investments is due in part to maturities within the Company’s available-for-sale portfolio which were used to fund loan growth, and to the effect of post-merger deposit runoff.  The Company sold approximately $3 million from its available-for-sale portfolio during the first quarter of 2009, accounting for a portion of the decrease in the investment portfolio.  As mentioned above, the Company acquired two classes of Fannie Mae preferred stock in the 2007 LyndonBank merger, which is included in its available-for-sale portfolio.  The fair value of these securities was originally booked at $1.5 million, however, during 2008 the Company obtained a fair value analysis from an independent consultant and made a fair value adjustment amounting to $656,347.  Later in 2008, when Fannie Mae was placed under conservatorship, the Company determined that the stock was further impaired, resulting in a write down of $739,332 through the consolidated statement of income. These two adjustments are contributing factors to the decrease in investments between periods.  Interest earned on the loan portfolio comprised approximately 87.0% of total interest income for the first three months of 2009 and 83.5% for the 2008 comparison period.  Interest earned on tax exempt investments (which is presented on a tax equivalent basis) comprised 7.9% of total interest income for the first three months of 2009 compared to 8.2% for the same period in 2008.  Dividend payments on the Fannie Mae preferred stock, which amounted to $30,373 for the first three months of 2008, ceased the last quarter of 2008 following the federal government’s action in September, 2008 placing Fannie Mae under conservatorship.  Payment of dividends on this stock is unlikely to resume during 2009.  Additionally, dividend payments on the Company’s FHLBB stock ceased during the last quarter of 2008, and future dividend payments are unlikely for 2009.

     In comparison, the average volume of interest bearing liabilities for the first three months of 2009 increased $2.9 million or 0.74% over the 2008 comparison period, while the average rate paid on these accounts decreased 105 basis points.  The average volume of time deposits decreased $10.1 million, or 5.5%, and the interest paid on time deposits, which comprised 63.1% and 61.5%, respectively, of total interest expense for the 2009 and 2008 comparison periods, decreased $603,134, or 31.0%.  Competition for time deposits was more aggressive during the first quarter of 2009, which when coupled with runoff of LyndonBank time deposits, accounted for the decrease in these liabilities.  NOW and money market funds increased $5.8 million or 4.9%, and the interest paid on these funds comprised 17.6% and 22.1%, respectively, of the total interest expense for the three months of 2009 and 2008.

     The cumulative result of all these changes was an increase of 23 basis points in the net interest spread and an increase of six basis points in the interest margin.  The decrease and change in the mix of the balance sheet helped to maintain the net interest spread and interest margin in spite of a decrease in net interest income.  In a falling rate environment, net interest income trends downward as asset yields are replacing into the lower rate environment at a faster pace than the rates on the interest bearing liabilities, or the funding costs.  If the low rate environment is prolonged, the funding costs begin to stabilize, while the assets continue to reprice or be replaced into the lower rate environment, which results in a downward trending net interest income.

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first three months of 2009 and 2008 resulting from volume changes in average assets and average liabilities and fluctuations in rates earned and paid.

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

INCOME EARNING ASSETS

Loans (2)	(870,534)	191,511	(679,023)
Taxable Investment Securities	(46,807)	(143,643)	(190,450)
Tax Exempt Investment Securities	(73,667)	(33,688)	(107,355)
Federal Funds Sold and Interest
Earning Deposit Accounts	(58,324)	(185)	(58,509)
FHLBB Stock	(50,190)	0	(50,190)
Other Investments	(1,446)	8,113	6,667
Total Interest Earnings	(1,100,968)	22,108	(1,078,860)

INTEREST BEARING LIABILITIES

NOW & Money Market Funds	(324,579)	0	(324,579)
Savings Deposits	(47,037)	34,044	(12,993)
Time Deposits	(605,596)	2,462	(603,134)
Fed Funds Purchased and Other Borrowed Funds	(3,520)	(78,828)	(82,348)
Repurchase Agreements	(42,319)	34,087	(8,232)
Capital Lease Obligations	(9,079)	8,430	(649)
Junior Subordinated Debentures	(1,471)	(613)	(2,084)
Total Interest Expense	(1,033,601)	(418)	(1,034,019)

Changes in Net Interest Income	(67,367)	22,526	(44,841)

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

Index

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

     Non-interest income increased $255,782 or 28.6% for the first quarter of 2009 compared to the first quarter of 2008, from $895,774 to $1.2 million.  During the first quarter of 2009, the Company experienced a heavy volume of loan activity, primarily residential loans sold to the secondary market.  The volume of loans sold during the first quarter of 2009 amounted to $25.9 million and the income generated from the sale of these loans amounted to $340,424, compared to last years first quarter totals of $6.7 million in volume and $80,912 in loan sale proceeds.  Prior to the conversion of the computer systems of the Company and the acquired LyndonBank, overdraft charges were calculated using different methods for each system resulting in higher fees on former LyndonBank deposit accounts during the first quarter of 2008, accounting for most of the decrease of $31,847 in service fees for the first quarter of 2009 compared to the same quarter in 2008.

     Non-interest expense decreased $285,059 or 6.0% to $4.5 million, for the first quarter of 2009 compared to $4.8 million for the 2008 comparison period.  Salaries and wages decreased $255,064 or 15.5% for the first quarter of 2009 compared to the same period in 2008.  During the first quarter of 2008, additional personnel hours were needed before and after the post-merger computer systems conversion, resulting in higher wages and employee benefits for that quarter compared to the first quarter of 2009.  As a result of the proposed FDIC special assessment, the Company booked an additional accrual during the first quarter of 2009 of approximately $133,000.  This special assessment is in addition to the regular assessments paid by the Company which also increased compared to last year, making the total FDIC expense for the first quarter of 2009 $273,832 compared to $33,986 for the first quarter of 2008.  The amortization of the core deposit intangible decreased $41,610 or 20.0% to $166,440 for the first quarter of 2009 compared to $208,050 for the same quarter of 2008.

     Management monitors all components of other non-interest expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate.  This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     The provision for income taxes increased $34,584 or 15.1% for the first quarter of 2009 compared to the same quarter of 2008.  The Company recorded a tax benefit for the first quarter of 2008 of $229,430 compared to a tax benefit of $194,846 for the same quarter of 2009.  The Company receives tax credits for its investments in various low income housing partnerships which help to reduce taxes payable.  Periodically, the Company has the opportunity to participate in a low income housing project that offers one-time “Historic Tax Credits”.  In 2008, the Company was given this opportunity through a local project, with historic tax credit for 2009 amounting to $535,000, or $133,750 quarterly.  Total tax credits, including the historic tax credit recorded for the first quarter of 2009 amounted to $251,688, compared to $100,695 for the first quarter of 2008.

CHANGES IN FINANCIAL CONDITION

     The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

ASSETS	March 31, 2009		December 31, 2008		March 31, 2008

Loans (gross)*	$363,616,299	74.88%	$365,993,527	75.03%	$358,762,442	72.47%
Available for Sale Securities	29,940,628	6.17%	29,449,424	6.04%	38,366,253	7.75%
Held to Maturity Securities	40,091,646	8.26%	37,288,357	7.64%	44,211,914	8.93%
*includes loans held for sale

LIABILITIES

Time Deposits	$169,985,247	35.01%	$175,338,328	35.94%	$179,552,333	36.27%
Savings Deposits	54,048,600	11.13%	49,266,879	10.10%	50,165,818	10.13%
Demand Deposits	49,322,103	10.16%	50,134,874	10.28%	48,820,207	9.86%
NOW & Money Market Funds	120,669,051	24.85%	127,500,699	26.14%	131,991,064	26.66%

     The Company's loan portfolio decreased $2.4 million, or 0.7% from December 31, 2008 to March 31, 2009, but increased $4.9 million, or 1.4%, from March 31, 2008 to March 31, 2009.  The decrease in mortgage interest rates during the last quarter of 2008 triggered an increase in new loan activity, with an even larger increase in refinancing activity, especially in the residential loan portfolio.  A major portion of these loans were then sold to the secondary market and are therefore not reflected in period-end loans.  Available-for-sale investments decreased $8.4 million or 22.0% through maturities, calls and sales from the first quarter of 2008 through the end of the first quarter of 2009.  While most of the maturities and calls during 2008 were used to fund loan growth and pay down borrowings during the year, the Company reinvested the sales in 2009 with US Government Agencies.  Held-to-maturity securities increased $2.8 million or 7.5% during the first quarter of 2009, but decreased $4.1 million or 9.3% year to year.

     Time deposits decreased $5.4 million or just over 3.0% for the first quarter of 2009, and $9.6 million or 5.3% year to year.  Competitive interest rate programs at other financial institutions accounted for a portion of the decrease, together with runoff of LyndonBank accounts from year to year.  Savings deposits increased $4.8 million or 9.7% during the first quarter of 2009 and $3.9 million or 7.7% year to year.  Demand deposits remained fairly constant with a decrease $812,771 or 1.6% for the first quarter of 2009, compared to an increase of $501,896 or just over 1.0% year to year.  NOW and money market funds reported decreases in both comparison periods, with a total decrease of $6.8 million or 5.4% for the first quarter of 2009, and $11.3 million or 8.6% year to year.  The Company anticipated a post-merger runoff of 3% in non maturing deposits during the first quarter; actual runoff of these deposits year to year was closer to 8.5%.  The Company’s municipal accounts, which are primarily a component of NOW and money market funds, decreased during the period, accounting for a portion of the decrease.

RISK MANAGEMENT

Interest Rate Risk and Asset and Liability Management - Management actively monitors and manages its interest rate risk exposure and attempts to structure the balance sheet to maximize net interest income while controlling its exposure to interest rate risk.  The Company's Asset/Liability Management Committee (ALCO) is made up of the Executive Officers and all the Vice Presidents of the Bank.  The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, and various business strategies.  The ALCO meets monthly to review financial statements, liquidity levels, yields and spreads to better understand, measure, monitor and control the Company’s interest rate risk.  In the ALCO process, the committee members apply policy limits set forth in the Asset Liability, Liquidity and Investment policies approved by the Company’s Board of Directors.  The ALCO's methods for evaluating interest rate risk include an analysis of the effects of interest rate changes on net interest income and an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the entire balance sheet

     Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, thereby impacting net interest income (NII), the primary component of the Company’s earnings.  Fluctuations in interest rates can also have an impact on liquidity.  The ALCO uses an outside consultant to perform rate shock simulations to the Company's net interest income, as well as a variety of other analyses.  It is the ALCO’s function to provide the assumptions used in the modeling process.  The ALCO utilizes the results of this simulation model to quantify the estimated exposure of NII and liquidity to sustained interest rate changes.  The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company’s balance sheet.  Furthermore, the model simulates the balance sheet’s sensitivity to a prolonged flat rate environment. All rate scenarios are simulated assuming a parallel shift of the yield curve; however further simulations are performed utilizing a flattening yield curve as well. This sensitivity analysis is compared to the ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) shift upward and a 100 bp shift downward in interest rates.  The analysis also provides a summary of the Company's liquidity position. Furthermore, the analysis provides testing of the assumptions used in previous simulation models by comparing the projected NII with actual NII.  The asset/liability simulation model provides management with an important tool for making sound economic decisions regarding the balance sheet.

     The Company’s Asset/Liability Policy has been enhanced with a contingency funding plan to help management prepare for unforeseen liquidity restrictions to include hypothetical liquidity severe crisis.

     While assumptions are developed based upon current economic and local market conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.  This is especially true in light of the significant market volatility in recent months.

Credit Risk - A primary concern of management is to reduce the exposure to credit loss within the loan portfolio. Management follows established underwriting guidelines, and any exceptions to the policy must be approved in accordance with limits prescribed by the Board of Directors.  The adequacy of the loan loss coverage is reviewed quarterly by the risk management committee of the Board of Directors.  This committee meets to discuss, among other matters, potential exposures, historical loss experience, and overall economic conditions.  Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency.  A variety of loans are reviewed periodically by an independent firm in order to assure accuracy of the Company's internal risk ratings and compliance with various internal policies and procedures, as well as those set by the regulatory authorities.  The Company also has a Credit Administration department whose function includes credit analysis and monitoring and reporting on the status of the loan portfolio including delinquent and non-performing loans.  Credit risk may also arise from geographic concentration of loans.  While the Company’s loan portfolio is derived primarily from its primary market area in northern Vermont, geographic concentration is partially mitigated by the continued growth of the Company’s loan portfolio in central Vermont, and through the year-end 2007 LyndonBank acquisition, which increased the level of loans particularly in Caledonia County, and to a lesser extent in Lamoille and Franklin Counties.  The Company also monitors concentrations of credit to individual borrowers, to various industries, and to owner and non-owner occupied commercial real estate.

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	31-Mar-09		31-Dec-08
	Total Loans	% of Total	Total Loans	% of Total

Real Estate Loans
Construction & Land Development	14,907,954	4.10%	15,203,826	4.15%
Secured by Farm Land	8,473,651	2.33%	8,533,463	2.33%
1-4 Family Residential	210,329,525	57.84%	213,279,198	58.27%
Commercial Real Estate	90,529,685	24.90%	88,546,545	24.19%
Loans to Finance Agricultural Production	840,937	0.23%	884,307	0.24%
Commercial & Industrial Loans	23,639,434	6.50%	23,306,485	6.37%
Consumer Loans	14,707,067	4.05%	15,922,237	4.36%
All other loans	188,046	0.05%	317,466	0.09%
Total Gross Loans	363,616,299	100.00%	365,993,527	100.00%
Reserve for loan losses	(3,311,554)	-0.91%	(3,232,932)	-0.88%
Unearned loan fees	(260,199)	-0.07%	(301,004)	-0.08%
Net Loans	360,044,546	99.02%	362,459,591	99.04%

Allowance for loan losses and provisions - The Company continues to maintain an allowance for loan losses at a level that management believes is appropriate to absorb losses inherent in the loan portfolio (See “Critical Accounting Policies”). As of March 31, 2009, the Company maintained a residential loan portfolio of $210.3 million compared to $213.3 million as of December 31, 2008 and a commercial real estate portfolio (including construction, land development and farm land loans) of $113.9 million as of March 31, 2009 and $112.3 million as of December 31, 2008, together accounting for approximately 89% of the total loan portfolio for each period.  The Company's commercial loan portfolio includes loans that carry guarantees from government programs.  At March 31, 2009, the Company had $15.2 million in guaranteed loans, compared to $15.9 million at December 31, 2008.  In addition, residential mortgage loans make up the largest part of the overall loan portfolio, have the lowest historical loss ratio and are generally covered by private mortgage insurance, helping to alleviate the overall risk in the loan portfolio.  The loan portfolio composition and relative volumes, together with the low historical loan loss experience in these portfolios, are factors considered by management in its analysis of appropriate loan loss coverage.  The Company is committed to a conservative lending philosophy and maintains high credit and underwriting standards, further mitigating risk in the portfolio.

The following table summarizes the Company's loan loss experience for the three months ended March 31,

	2009	2008
Loans Outstanding End of Period	$363,616,299	$358,762,442
Average Loans Outstanding During Period	$367,427,373	$356,296,534

Loan Loss Reserve, Beginning of Period	$3,232,932	$3,026,049
Loans Charged Off:
Residential Real Estate	0	0
Commercial Real Estate	0	106,383
Commercial Loans not Secured by Real Estate	14,747	7,044
Consumer Loans	43,379	30,169
Total Loans Charged Off	58,126	143,596
Recoveries:
Residential Real Estate	0	482
Commercial Real Estate	1,085	178
Commercial Loans not Secured by Real Estate	3,512	7,952
Consumer Loans	7,150	16,283
Total Recoveries	11,747	24,895
Net Loans Charged Off	46,379	118,701
Provision Charged to Income	125,001	62,499
Loan Loss Reserve, End of Period	$3,311,554	$2,969,847

Net Charge Offs to Average Loans Outstanding	0.013%	0.033%
Loan Loss Reserve to Average Loans Outstanding	0.901%	0.834%

Non-performing assets for the comparison periods were as follows:

	March 31, 2009		December 31, 2008

		Percent		Percent
	Balance	of Total	Balance	of Total

Non-Accruing loans	$2,408,386	80.95%	$2,118,597	89.56%
Loans past due 90 days or more and still accruing	566,884	19.05%	246,903	10.44%
Total	$2,975,270	100.00%	$2,365,500	100.00%

     Specific allocations are made in the allowance for loan losses in situations management believes may represent a greater risk for loss.  A portion of the allowance is determined based on historical charge-offs, adjusted for qualitative risk factors.  A quarterly review of various qualitative factors, including levels of, and trends in, delinquencies and non-performing loans, concentrations of credit, and national and local economic trends and conditions, helps to ensure that areas with potential risk are noted and reserve coverage is increased or decreased to reflect those identified trends. In addition, a portion of the allowance (termed "unallocated") is established to absorb inherent losses that exist as of the valuation date although not specifically identified through management's objective processes for estimating credit losses.  While the allowance is described as consisting of separate allocated portions, the entire allowance is available to support loan losses, regardless of category.

     The Company has experienced an increase in collection activity on loans 30 to 60 days past due during the first quarter of 2009.  The Company works actively with customers early in the delinquency process to help them to avoid default or foreclosure.  The Company’s non-accruing loan portfolio increased $289,789 or 13.7% to $2.4 million at March 31, 2009 through the addition of a single residential mortgage loan, but approximately $2.3 million or 96% are secured by real estate, thereby reducing the exposure to loss.  Loans 90 days or more past due increased $319,981 to $566,884 at March 31, 2009, of which $506,270 or 89.3% are secured by real estate.  Management reports increasing trends in the levels of non-performing loans and criticized and classified assets.  Given these trends and the current recession, management increased the provision for loan losses to $125,001 for the first quarter of 2009, compared to $62,499 for the same period in 2008 and believes this is directionally consistent with the risk in the loan portfolio.

Market Risk - In addition to credit risk in the Company’s loan portfolio and liquidity risk, the Company’s business activities also generate market risk.  Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices.  Declining capital markets can result in fair value adjustments necessary to record decreases in the value of the investment portfolio for other-than-temporary-impairment.  The Company does not have any market risk sensitive instruments acquired for trading purposes.  The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities.  During times of recessionary periods, a declining housing market can result in an increase in loan loss reserves or ultimately an increase in foreclosures.  Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to loan prepayment risks, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product.  The recent deterioration of the economy and disruption in the financial markets may heighten the Company’s market risk.  The Company actively monitors and manages its interest rate risk through the ALCO process.

     During the first quarter of 2009, the continued low interest rate environment adversely affected the value of the Company’s mortgage servicing rights portfolio.  Although strong residential mortgage loan activity in recent months resulted in significant additions to the loan servicing portfolio during the first quarter of 2009, the Company recorded a valuation adjustment for impairment of the portfolio during the quarter in the amount of $157,876.  At March 31, 2009 the net carrying value of the Company’s mortgage servicing rights portfolio was $966,267, compared to $960,110 at year end 2008.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit (including commercial and construction lines of credit), standby letters of credit and risk-sharing commitments on certain sold loans.   Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.  During the first three months of 2009, the Company did not engage in any activity that created any additional types of off-balance-sheet risk.

     The Company generally requires collateral or other security to support financial instruments with credit risk.  The Company's financial instruments or commitments whose contract amount represents credit risk as of March 31, 2009 were as follows:

Contract or
Notional Amount

Unused portions of home equity lines of credit	15,016,438
Other commitments to extend credit	25,043,091
Residential and commercial construction lines of credit	3,865,900
Standby letters of credit and commercial letters of credit	348,178
Recourse on sale of credit card portfolio	940,900
MPF credit enhancement obligation, net of liability recorded	1,437,570

     Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The recourse provision under the terms of the sale of the Company’s credit card portfolio in 2007 is based on total lines, not balances outstanding.  Based on historical losses, the Company does not expect any significant losses from this commitment.

LIQUIDITY AND CAPITAL RESOURCES

     Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings.  Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities.  Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process.  The Company’s principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities, sales of loans available for sale, and earnings and funds provided from operations.  Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to roll over risk on deposits and limits reliance on volatile short-term borrowed funds.  Short-term funding needs arise from declines in deposits or other funding sources and funding of loan commitments.  The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds.  When funding needs, including loan demand, out pace deposit growth, it is necessary for the Company to use alternative funding sources, such as investment portfolio maturities, short-term borrowings and outside deposit funding such as CDARS deposits (described below), to meet these funding needs.

     In order to attract deposits, the Company has taken the approach of offering deposit specials at competitive rates, in varying terms that fit within the balance sheet mix.  The strategy of offering specials is meant to provide a means to retain deposits while not having to reprice the entire deposit portfolio.  The Company recognizes that with increasing competition for deposits, it may at times be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  As of March 31, 2009, the Company had approximately $10.0 million in deposits placed in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network account, which allows the Company to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits with other CDARS members.  The Company may also purchase deposits from other CDARS members.  Such deposits are generally considered a form of brokered deposits.  Of the $10.0 million in CDARS deposits at March 31, 2009, $4.7 million represented exchanged deposits with other CDAR’s participating banks.

     During the first three months of 2009, the Company's available-for-sale investment portfolio increased $491,204 or 1.7% and the held-to-maturity investment portfolio increased $2.8 million or 7.5%, while the loan portfolio decreased $2.4 million or 0.7%.  On the liability side, savings deposits increased $4.8 million or 9.7%, while NOW and money market accounts decreased $6.8 million or 5.4% and time deposits decreased $5.4 million or 3.1%.  Demand for residential mortgages was heavy, but most of these loans were sold to the secondary market.  The volume in our Municipal deposit accounts has decreased $8.6 million or 17.6% accounting for a portion of the decrease in deposits.  Aggressive pricing from other financial institutions for time deposits was also a factor in the decrease in deposits.

     As a member of the Federal Home Loan Bank of Boston (FHLBB), the Company has access to pre-approved lines of credit.  The Company had a $500,000 unsecured Federal Funds line with an available balance of the same at March 31, 2009.  Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.  Additional borrowing capacity of approximately $91.1 million, less outstanding advances, through the FHLBB is secured by the Company's qualifying loan portfolio.

     To cover seasonal decreases in deposits primarily associated with municipal accounts, the Company typically borrows short-term advances from the FHLBB and pays the advances down as the municipal deposits flow back into the bank during the third and fourth quarter.  Given the current Federal Funds rate in January 2009, the Company extended a portion of its overnight funding into $10 million in long-term advances scheduled to mature within two years, with the remainder falling into overnight funding at this time.  At the end of the first quarter of 2009, the Company had outstanding advances of $16.8 million consisting of the following:

	Annual		Principal
Purchase Date	Rate	Maturity Date	Balance

Long-term Advance
January 30, 2009	2.13%	January 31, 2011	$10,000,000
November 16, 1992	7.67%	November 16, 2012	10,000
Total Long-term Advances			$10,010,000

Overnight Funds Purchased (FHLBB)	.3125%	April 1, 2009	$6,740,000

     Under a separate agreement with FHLBB, the Company has the authority to collateralize public unit deposits, up to its FHLBB borrowing capacity ($91.1 million less outstanding advances noted above) with letters of credit issued by the FHLBB.  At March 31, 2009 approximately $16.3 million of eligible collateral was pledged as collateral to the FHLBB to secure the Company’s obligations relating to these letters of credit.

     Other alternative sources of funding come from unsecured Federal Funds lines with two unaffiliated correspondent banks that total $7.0 million.  There were no balances outstanding on either line at March 31, 2009.

The following table illustrates the changes in shareholders' equity from December 31, 2008 to March 31, 2009:

Balance at December 31, 2008 (book value $7.33 per share)	$ 35,272,892
Net income	683,253
Issuance of stock through the Dividend Reinvestment Plan	(11,302)
Purchase of treasury stock	0
Dividends declared on common stock*	0
Dividends declared on preferred stock	(46,875)
Unrealized holding gain arising during the period on available-for-sale securities, net of tax	(115,010)
Balance at March 31, 2009 (book value $7.44 per share)	$ 35,782,958

     On April 3, 2009, the Company declared a cash dividend of $0.12 on common stock payable on May 1, 2009, to shareholders of record as of April 15, 2009.

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

     Regulators have also established minimum capital ratio guidelines for FDIC-insured banks under the prompt corrective action provisions of the Federal Deposit Insurance Act, as amended.  These minimums are a total risk-based capital ratio of 10.0%, a Tier I risk-based capital ratio of 6%, and a leverage ratio of 5%.  As of March 31, 2009, the Company’s Subsidiary was deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Subsidiary's classification.

The risk based ratios of the Company and its subsidiary as of March 31, 2009 and December 31, 2008 exceeded regulatory guidelines and are presented in the table below.

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2009:
Total capital (to risk-weighted assets)
Consolidated	$37,703	11.37%	$26,525	8.00%	N/A	N/A
Bank	$37,305	11.27%	$26,485	8.00%	$33,106	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	$34,391	10.37%	$13,262	4.00%	N/A	N/A
Bank	$33,993	10.27%	$13,242	4.00%	$19,863	6.00%
Tier I capital (to average assets)
Consolidated	$34,391	7.26%	$18,938	4.00%	N/A	N/A
Bank	$33,993	7.19%	$18,908	4.00%	$23,636	5.00%
As of December 31, 2008:
Total capital (to risk-weighted assets)
Consolidated	$36,765	11.04%	$26,639	8.00%	N/A	N/A
Bank	$37,355	11.25%	$26,571	8.00%	$33,214	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	$33,532	10.07%	$13,319	4.00%	N/A	N/A
Bank	$34,122	10.27%	$13,285	4.00%	$19,928	6.00%
Tier I capital (to average assets)
Consolidated	$33,532	7.08%	$18,948	4.00%	N/A	N/A
Bank	$34,122	7.22%	$18,917	4.00%	$23,569	5.00%

Index

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's management of the credit, liquidity and market risk inherent in its business operations is discussed in Part 1, Item 2 of this report under the caption "RISK MANAGEMENT", which is incorporated herein by reference.  Management does not believe that there have been any material changes in the nature or categories of the Company's risk exposures from those disclosed in the Company’s 2008 annual report on form 10-K/A.

ITEM 4T. Controls and Procedures

Disclosure Controls and Procedures

     Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of March 31, 2009, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of March 31, 2009 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     The Company’s subsidiary, Community National Bank, as successor by merger to LyndonBank, was a party to a contract dispute with a service provider involving disputed charges of approximately $72,000.  On December 31, 2008, the Company accrued a contingent liability of $50,000 for this matter.  The dispute was settled in April 2009 for $50,000, resulting in no further loss to the Company.

     In addition to the foregoing matter, in the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to purchases of the Company’s common stock during the first quarter ended March 31, 2009, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
	Total Number	Average	Shares Purchased	Purchased Under
	Of Shares	Price Paid	as Part of Publicly	the Plan at the
For the period:	Purchased(1)(2)	Per Share	Announced Plan	End of the Period

January 1 – January 31	695	$9.50	N/A	N/A
February 1 – February 28	0	$0	N/A	N/A
March 1 - March 31	12,000	$9.00	N/A	N/A
Total	12,695	$9.03	N/A	N/A

(1)  All 12,695 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through Community Financial Services Group, LLC (“CFSG”), which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.  All purchases by the Plan were made in the open market in brokerage transactions and reported on the OTC Bulletin Board©.

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

COMMUNITY BANCORP.

DATED: May 13, 2009	/s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Executive Officer

DATED: May 13, 2009	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Vice President
& Chief Financial Officer