Form 10-Q
period 2009-06-30
COMMUNITY BANCORP /VT
filed 2009-08-11
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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
YES (  )     NO(X)

At August 11, 2009, there were 4,508,408 shares outstanding of the Corporation's common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Balance Sheets
	June 30	December 31	June 30
	2009	2008	2008
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$9,260,792	$11,236,007	$10,189,104
Federal funds sold and overnight deposits	2,147	33,621	1,076,346
Total cash and cash equivalents	9,262,939	11,269,628	11,265,450
Securities held-to-maturity (fair value $33,646,000 at 06/30/09,
$38,212,000 at 12/31/08 and $39,970,000 at 06/30/08)	32,878,174	37,288,357	39,628,560
Securities available-for-sale	25,160,194	29,449,424	30,963,259
Restricted equity securities, at cost	3,906,850	3,906,850	3,906,850
Loans held-for-sale	765,943	1,181,844	480,455
Loans	368,339,352	364,811,683	357,349,032
Allowance for loan losses	(3,374,885)	(3,232,932)	(3,013,321)
Unearned net loan fees	(210,931)	(301,004)	(395,849)
Net loans	364,753,536	361,277,747	353,939,862
Bank premises and equipment, net	13,959,491	14,989,429	15,794,666
Accrued interest receivable	1,877,169	2,044,550	2,404,376
Bank owned life insurance	3,751,166	3,690,079	3,624,987
Core deposit intangible	2,995,920	3,328,800	3,744,900
Goodwill	11,574,269	11,574,269	10,502,804
Other real estate owned (OREO)	770,000	185,000	0
Other assets	7,612,139	7,613,255	5,955,856
Total assets	$479,267,790	$487,799,232	$482,212,025
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$51,404,659	$50,134,874	$51,998,230
NOW and money market accounts	106,859,117	127,500,699	114,242,617
Savings	55,022,851	49,266,879	51,015,544
Time deposits, $100,000 and over	57,077,382	56,486,310	58,432,160
Other time deposits	113,768,356	118,852,018	113,438,534
Total deposits	384,132,365	402,240,780	389,127,085
Federal funds purchased and other borrowed funds	25,328,000	12,572,000	27,255,000
Repurchase agreements	16,609,592	19,086,456	14,798,381
Capital lease obligations	896,176	915,052	932,696
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	3,677,182	4,825,052	2,680,496
Total liabilities	443,530,315	452,526,340	447,680,658

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 10,000,000 shares authorized,
4,716,753 shares issued at 06/30/09, 4,679,206 shares issued
at 12/31/08, and 4,642,578 shares issued at 06/30/08	11,791,883	11,698,015	11,606,445
Additional paid-in capital	25,964,212	25,757,516	25,382,396
Accumulated deficit	(2,071,200)	(2,592,721)	(2,099,478)
Accumulated other comprehensive income (loss)	175,357	532,859	(235,219)
Less: treasury stock, at cost; 210,101 shares at 06/30/09, 12/31/08
and 06/30/08	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	35,737,475	35,272,892	34,531,367
Total liabilities and shareholders' equity	$479,267,790	$487,799,232	$482,212,025

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
For The Second Quarter Ended June 30,	2009	2008

Interest income
Interest and fees on loans	$5,430,261	$5,826,431
Interest on debt securities
Taxable	193,097	353,047
Tax-exempt	319,744	470,789
Dividends	16,137	48,007
Interest on federal funds sold and overnight deposits	1,048	2,449
Total interest income	5,960,287	6,700,723

Interest expense
Interest on deposits	1,563,343	2,241,937
Interest on federal funds purchased and other borrowed funds	77,948	110,357
Interest on repurchase agreements	66,198	58,230
Interest on junior subordinated debentures	243,564	196,689
Total interest expense	1,951,053	2,607,213

Net interest income	4,009,234	4,093,510
Provision for loan losses	125,001	62,499
Net interest income after provision for loan losses	3,884,233	4,031,011

Non-interest income
Service fees	534,373	554,986
Income on bank owned life insurance	30,490	33,126
Net realized gains on securities	447,420	0
Other income	840,168	628,893
Total non-interest income	1,852,451	1,217,005

Non-interest expense
Salaries and wages	1,496,620	1,476,911
Employee benefits	617,697	615,800
Occupancy expenses, net	768,017	798,281
FDIC insurance	227,691	26,526
Amortization of core deposit intangible	166,440	208,050
Write down of Fannie Mae preferred stock	94,446	0
Other expenses	1,384,200	1,176,407
Total non-interest expense	4,755,111	4,301,975

Income before income taxes	981,573	946,041
Income tax (benefit) expense	(25,992)	72,480
Net income	$1,007,565	$873,561

Earnings per common share	$0.21	$0.19

Weighted average number of common shares
used in computing earnings per share	4,495,387	4,421,453

Dividends declared per common share	$0.24	$0.17

Book value per share on common shares outstanding at June 30,	$7.38	$7.23
The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
For the Six Months Ended June 30,	2009	2008

Interest income
Interest and fees on loans	$10,878,534	$11,953,727
Interest on debt securities
Taxable	498,100	810,948
Tax-exempt	643,904	903,502
Dividends	32,275	107,668
Interest on federal funds sold and overnight deposits	1,057	60,967
Total interest income	12,053,870	13,836,812

Interest expense
Interest on deposits	3,320,890	4,940,191
Interest on federal funds purchased and other borrowed funds	139,310	254,715
Interest on repurchase agreements	135,344	135,608
Interest on junior subordinated debentures	487,129	489,212
Total interest expense	4,082,673	5,819,726

Net interest income	7,971,197	8,017,086
Provision for loan losses	250,002	124,998
Net interest income after provision for loan losses	7,721,195	7,892,088

Non-interest income
Service fees	1,026,678	1,079,138
Income on bank owned life insurance	61,087	65,611
Net realized gains on securities	471,055	0
Other income	1,445,187	968,030
Total non-interest income	3,004,007	2,112,779

Non-interest expense
Salaries and wages	2,890,466	3,125,821
Employee benefits	1,155,680	1,228,847
Occupancy expenses, net	1,564,282	1,657,368
FDIC insurance	501,523	60,512
Amortization of core deposit intangible	332,880	416,100
Write down of Fannie Mae preferred stock	94,446	0
Other expenses	2,715,945	2,598,498
Total non-interest expense	9,255,222	9,087,146

Income before income taxes	1,469,980	917,721
Income tax benefit	(220,838)	(172,888)
Net income	$1,690,818	$1,090,609

Earnings per common share	$0.36	$0.23

Weighted average number of common shares
used in computing earnings per share	4,484,276	4,413,390

Dividends declared per common share	$0.24	$0.34

Book value per share on common shares outstanding at June 30,	$7.38	$7.23
The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,	2009	2008

Cash Flow from Operating Activities:
Net Income	$1,690,818	$1,090,609
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation and amortization	541,495	576,264
Provision for loan losses	250,002	124,998
Deferred income taxes	(341,947)	(227,577)
Net gain on sale of securities	(471,055)	0
Net gain on sale of loans	(693,544)	(181,388)
Loss (gain) on Trust LLC	28,044	(41,381)
Amortization (accretion) of bond premium (discount), net	68,600	(34,691)
Write down on Fannie Mae preferred stock	94,446	0
Write down on OREO	90,000	0
Proceeds from sales of loans held for sale	47,435,544	14,954,317
Originations of loans held for sale	(46,326,099)	(14,567,508)
Increase (decrease) in taxes payable	121,109	(200,312)
Decrease (increase) in interest receivable	167,381	(100,321)
(Increase) decrease in mortgage servicing rights	(6,157)	30,055
(Increase) decrease in other assets	(631,660)	1,037,576
Increase in bank owned life insurance	(61,087)	(65,611)
Amortization of core deposit intangible	332,880	416,100
Amortization of limited partnerships	489,780	185,542
Decrease in unamortized loan fees	(90,073)	(47,523)
Decrease in interest payable	(38,965)	(128,042)
Increase (decrease) in accrued expenses	304,016	(74,307)
Increase (decrease) in other liabilities	61,890	(2,450,157)
Net cash provided by operating activities	3,015,418	296,643

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and paydowns	21,197,356	9,934,645
Purchases	(16,787,172)	(15,252,372)
Investments - available-for-sale
Sales and maturities	18,747,245	16,502,999
Purchases	(14,691,675)	(1,079,688)
Purchase of restricted equity securities	0	(450,000)
Decrease in limited partnership contributions payable	(960,000)	0
Increase in loans, net	(4,351,510)	(1,643,852)
Proceeds from sale of (net capital expenditures for) bank
premises and equipment	488,443	(9,778)
Recoveries of loans charged off	40,792	42,301
Net cash provided by investing activities	3,683,479	8,044,255

	2009	2008
Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market and savings accounts	(13,615,825)	(13,826,916)
Net decrease in time deposits	(4,492,590)	(13,266,109)
Net decrease in repurchase agreements	(2,476,864)	(2,646,552)
Net increase in short-term borrowings	2,756,000	21,495,000
Proceeds from long-term borrowings	10,000,000	0
Repayments on long-term borrowings	0	(8,000,000)
Decrease in capital lease obligations	(18,876)	(10,531)
Dividends paid on preferred stock	(93,750)	(46,875)
Dividends paid on common stock	(763,681)	(1,045,988)
Net cash used in financing activities	(8,705,586)	(17,347,971)

Net decrease in cash and cash equivalents	(2,006,689)	(9,007,073)
Cash and cash equivalents:
Beginning	11,269,628	20,272,523
Ending	$9,262,939	$11,265,450

Supplemental Schedule of Cash Paid During the Period
Interest	$4,121,638	$6,363,929
Income taxes	$0	$255,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$(541,668)	$(524,892)

Common Shares Dividends Paid
Dividends declared	$1,075,547	$1,498,655
(Increase) decrease in dividends payable attributable
to dividends declared	(11,302)	6,565
Dividends reinvested	(300,564)	(459,232)
	$763,681	$1,045,988

The accompanying notes are an integral part of these consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND CONSOLIDATION

     The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for fair presentation of the financial condition and results of operations of the Company contained herein have been made.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 contained in the Company's Annual Report on Form 10-K/A.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full annual period ending December 31, 2009, or for any other interim period.

     Certain amounts in the 2008 financial statements have been reclassified to conform to the current year presentation.

     The Company has evaluated subsequent events through August 11, 2009, and has determined that, except as otherwise disclosed in Note 9, there were no subsequent events to recognize or disclose in these financial statements.

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

     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased.  FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  It affirms that, even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains to determine the price that would be received to sell the asset in an orderly transaction.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted FSP FAS 157-4 as required for the period ended June 30, 2009 and utilized the guidance in this FSP in determining to take a further write down of its investment in Fannie Mae preferred stock during the second quarter of 2009, in the amount of $94,446.

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This Statement amends FAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The Company adopted this FSP as required for the period ended June 30, 2009 with no material effect on the Company’s consolidated financial statements.

     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  The objective of an other-than-temporary impairment analysis under existing U.S. Generally Accepted Accounting Principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired.  An investment is impaired if the fair value of the investment is less than its amortized cost basis.  FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements.  Specifically, FSP FAS 115-2 and FAS 124-2 (i) changes existing guidance for determining whether an impairment to debt securities is other than temporary and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery, with a requirement that management assert:  (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under FSP FAS 115-2 and FAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP is effective for interim and annual reporting periods ended after June 15, 2009.  The Company adopted this FSP as required for the period ended June 30, 2009 with no material effect on the Company’s consolidated financial statements.

     In May 2009, the FASB issued FAS No. 165, “Subsequent Events”, which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement was effective for interim and annual periods ending after June 15, 2009. The Company has complied with the requirements of FAS No. 165.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”, to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of FAS No. 166 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of FAS No. 167 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. Under the Statement, the FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

NOTE 3.  EARNINGS PER COMMON SHARE

     Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period (retroactively adjusted for stock splits and stock dividends), including Dividend Reinvestment Plan shares issuable upon reinvestment of dividends, and reduced for shares held in treasury.  The following table illustrates the calculation for the quarters ended June 30, as adjusted for the cash dividends declared on the preferred stock:

For the second quarter ended June 30,	2009	2008

Net income, as reported	$1,007,565	$873,561
Less: dividends to preferred shareholders	46,875	46,875
Net income available to common shareholders	$960,690	$826,686
Weighted average number of common shares used in calculating
earnings per share	4,495,387	4,421,453
Earnings per common share	$0.21	$0.19

For the six months ended June 30,	2009	2008

Net income, as reported	$1,690,818	$1,090,609
Less: dividends to preferred shareholders	93,750	93,750
Net income available to common shareholders	$1,597,068	$996,859
Weighted average number of common shares used in calculating
earnings per share	4,484,276	4,413,390
Earnings per common share	$0.36	$0.23

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

The Company's total comprehensive income for the comparison periods is calculated as follows:

For the second quarter ended June 30,	2009	2008

Net income	$1,007,565	$873,561
Other comprehensive income (loss), net of tax:
Change in unrealized holding gain on available-for-sale
securities arising during the period	(367,410)	(671,862)
Tax effect	124,919	228,433
Other comprehensive income (loss), net of tax	(242,491)	(443,429)

Total comprehensive income	$765,074	$430,132

For the six months ended June 30,	2009	2008

Net income	$1,690,818	$1,090,609
Other comprehensive income (loss), net of tax:
Change in unrealized holding gain on available-for-sale
securities arising during the period	(541,668)	(524,892)
Tax effect	184,167	178,463
Other comprehensive income (loss), net of tax	(357,501)	(346,429)

Total comprehensive income	$1,333,317	$744,180

NOTE 5.  INVESTMENT SECURITIES

Securities available-for-sale (AFS) and held-to-maturity (HTM) consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

June 30, 2009

U. S. Government sponsored enterprise securities	$20,772,009	$189,447	$4,810	$20,956,646
U. S. Government securities	4,054,327	83,026	1,969	4,135,384
Preferred stock	68,164	0	0	68,164
	$24,894,500	$272,473	$6,779	$25,160,194

Securities HTM

June 30, 2009

States and political subdivisions	$32,878,174	$767,826	$0	$33,646,000

The scheduled maturities of debt securities available-for-sale at June 30, 2009 were as follows:

	Amortized	Fair
	Cost	Value

Due in one year or less	$9,159,938	$9,368,149
Due from one to five years	15,666,398	15,723,881
	$24,826,336	$25,092,030

The scheduled maturities of debt securities held-to-maturity at June 30, 2009 were as follows:

	Amortized	Fair
	Cost	Value*

Due in one year or less	$24,403,035	$24,403,000
Due from one to five years	4,098,474	4,290,000
Due from five to ten years	1,191,863	1,384,000
Due after ten years	3,184,802	3,569,000
	$32,878,174	$33,646,000

*Method used to determine fair value rounds values to nearest thousand.

     All investments with unrealized losses are presented either as those with a continuous loss position less than 12 months or as those with a continuous loss position for 12 months or more. The Company had no investments with a continuous unrealized loss position of 12 months or more.  Investments with unrealized losses at June 30, 2009 were as follows:

	Less than 12 months
	Fair	Unrealized
	Value	Loss

U.S. Government sponsored enterprise securities	$4,288,656	$4,810
U.S. Government securities	1,009,716	1,969
	$5,298,372	$6,779

     With the exception of the Company’s holdings in two classes of Fannie Mae preferred stock (discussed below), the unrealized losses are primarily a result of increases in market interest rates and not of deterioration in the creditworthiness of the issuer.  At June 30, 2009, there were four U.S. Government sponsored enterprise debt securities and one U.S. Government debt security in an unrealized loss position.  These unrealized losses were principally attributable to changes in current interest rates for similar types of securities.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.  During the second quarter of 2009, the Company recorded a non-cash other than temporary impairment charge totaling $94,446 for its investment in two classes of Fannie Mae preferred stock, reducing the book value to the current fair market value of $68,164 as of June 30, 2009.  The tax benefit of the write down amounted to $32,112, for a net charge to income totaling $62,334.  The Company had previously recorded a non-cash other than temporary impairment charge on that investment totaling $739,332, with a tax benefit amounting to $251,373, for a net charge to income totaling $487,959, reducing the book value to the then current fair market value of $162,610 as of September 30, 2008.  The Company continues to monitor the progress of Fannie Mae under the conservatorship of the U.S. Government and the effect that the initiatives of the new administration will have on this agency.   A review of recent market activity of the Fannie Mae preferred stock, series H and F indicates that there continues to be purchase and sale activity in these securities.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no other declines were deemed to be other-than-temporary at June 30, 2009 and December 31, 2008.

NOTE 6.  MERGER AND INTANGIBLE ASSETS

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

     The Company also recorded $4.2 million of acquired identified intangible assets representing the core deposit intangible which is subject to amortization over a ten year period using a double declining method.

As of June 30, 2009, the remaining amortization expense related to core deposit intangible is expected to be as follows:

2009	$332,880
2010	532,608
2011	426,086
2012	340,869
2013	272,695
Thereafter	1,090,782
Total core deposit intangible expense	$2,995,920

The goodwill is not deductible for tax purposes.

     At December 31, 2008, Management evaluated goodwill and core deposit intangible assets for impairment and concluded that no impairment existed.

NOTE 7.  FAIR VALUE

     Effective January 1, 2008, the Company adopted FAS No. 157, which provides a framework for measuring and disclosing fair value under generally accepted accounting principles.  FAS No. 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

     FAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Assets measured at fair value on a recurring basis and reflected in the balance sheet for the periods presented are summarized below:

June 30, 2009	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale	$0	$25,160,194	$0	$25,160,194

December 31, 2008
Assets:
Securities available-for-sale	$4,214,717	$25,234,707	$0	$29,449,424

June 30, 2008
Assets:
Securities available-for-sale	$4,727,669	$26,235,590	$0	$30,963,259

Assets measured at fair value on a non-recurring basis and reflected in the balance sheet for the periods presented are summarized below:

June 30, 2009	Level 1	Level 2	Level 3	Total
Assets:
Loans held-for-sale	$0	$765,943	$0	$765,943
Residential mortgage servicing rights	0	929,952	0	929,952
Impaired loans, net of related allowance	0	2,720,941	0	2,720,941
Other real estate owned	0	770,000	0	770,000
Total	$0	$5,186,836	$0	$5,186,836

December 31, 2008
Assets:
Loans held-for-sale	$0	$1,181,844	$0	$1,181,844
Residential mortgage servicing rights	0	956,891	0	956,891
Impaired loans, net of related allowance	0	1,748,715	0	1,748,715
Other real estate owned	0	185,000	0	185,000
Total	$0	$4,072,450	$0	$4,072,450

June 30, 2008
Assets:
Loans held-for-sale	$0	$480,455	$0	$480,455
Residential mortgage servicing rights	0	1,156,763	0	1,156,763
Impaired loans, net of related allowance	0	901,346	0	901,346
Total	$0	$2,538,564	$0	$2,538,564

The fair value of loans held-for-sale is based upon an actual purchase and sale agreement between the Company and an independent market participant.  The sale is executed within a reasonable period following quarter end at the stated fair value.

Fair values of financial instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents:  The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Investment securities:  The fair value of securities available for sale equals quoted market prices, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Level 1 securities include U.S. Government Bonds and certain preferred stock.  Level 2 securities include asset-backed securities, including obligations of government sponsored entities, mortgage backed securities, municipal bonds and certain equity securities.

Restricted equity securities:  Restricted equity securities comprise Federal Reserve Bank stock and Federal Home Loan Bank stock.  These securities are carried at cost and evaluated for impairment.  As a member of the Federal Reserve Bank of Boston (FRB), the Company is required to invest in FRB stock in an amount equal to 3% of Community National Bank's capital stock and surplus.

As a member of the Federal Home Loan Bank of Boston (FHLBB), the Company is required to invest in $100 par value stock of the FHLBB in an amount that approximates 1% of unpaid principal balances on qualifying loans, as well as an activity based requirement.  The stock is nonmarketable, and redeemable at par value.  Members are subject to capital calls in some circumstances to ensure compliance with the FHLBB’s capital plan.

Loans and loans held-for-sale:  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts.  The fair values for other loans (for example, fixed rate residential, commercial real estate, and rental property mortgage loans, and commercial and industrial loans) are estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.  The carrying amounts reported in the balance sheet for loans that are held-for-sale approximate their fair values.  Loans that are deemed to be impaired are valued at the lower of the loan’s carrying value or the loan’s impaired basis.  The impaired basis is measured using the impairment method that the Company has applied, be it the present value of cash flows, the observable market price, or the fair value of collateral. The Company selects the measurement method on a loan-by-loan basis, except that when a foreclosure of a collateral dependent loan is probable then the fair value of collateral method is used. The fair value of real estate collateral is usually determined using independent appraisals and evaluations.   The Company considers impaired loans to be valued based on level 2 inputs.

Other real estate owned:  Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Company's carrying amount or fair value less estimated selling cost at the date of foreclosure.  Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, these assets are carried at the lower of their new cost basis or fair value, less cost to sell.  Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed.  Appraisals are then done periodically on properties that management deems significant, or evaluations may be performed by management on properties in the portfolio that are less vulnerable to market conditions.  Subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value, less cost to sell.

Mortgage servicing rights:  Mortgage servicing rights are evaluated regularly for impairment based upon the fair value of the servicing rights as compared to their amortized cost. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of observable inputs for its assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows.  Mortgage servicing rights are subject to measurement at fair value on a non-recurring basis and are classified as Level 2 assets.

Deposits and borrowed funds:  The fair values disclosed for demand deposits (for example, checking and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit and debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates and debt to a schedule of aggregated contractual maturities on such time deposits and debt.

Short-term borrowings:  The fair value is estimated using current interest rates on borrowings of similar maturity.

Junior subordinated debentures:  Fair value is estimated using current rates for debentures of similar maturity.

Capital lease obligations:  Fair value is determined using a discounted cash flow calculation using current rates.  Based on current rates, carrying value approximates fair value.

Accrued interest:  The carrying amounts of accrued interest approximate their fair values.

Off-balance-sheet credit related instruments:  Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The estimated fair values of the Company's financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Financial assets:
Cash and cash equivalents	$9,263	$9,263	$11,270	$11,270
Securities held-to-maturity	32,878	33,646	37,288	38,212
Securities available-for-sale	25,160	25,160	29,449	29,449
Restricted equity securities	3,907	3,907	3,907	3,907
Loans and loans held-for-sale, net	365,519	373,102	362,460	368,043
Mortgage servicing rights	930	930	960	957
Accrued interest receivable	1,877	1,877	2,045	2,045

Financial liabilities:
Deposits	384,132	386,519	402,241	405,236
Federal funds purchased and other borrowed funds	25,328	25,437	12,572	12,574
Repurchase agreements	16,610	16,610	19,086	19,086
Subordinated debentures	12,887	9,006	12,887	12,242
Capital lease obligations	896	896	915	915
Accrued interest payable	275	275	313	313

The estimated fair values of commitments to extend credit and letters of credit were immaterial at June 30, 2009 and December 31, 2008.

NOTE 8.  LEGAL PROCEEDINGS

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

NOTE 9.  SUBSEQUENT EVENT

     On June 9, 2009, the Company declared a cash dividend of $0.12 per share payable August 1, 2009 to shareholders of record as of July 15, 2009.  This dividend, amounting to $538,782, was accrued for at June 30, 2009.

     For purposes of disclosure in these interim financial statements, the Company has evaluated subsequent events through August 11, 2009, the date of issuance of these financial statements.

Index

NOTE 10.  MORTGAGE SERVICING RIGHTS

     During the first six months of 2009, the prolonged low interest rate environment adversely affected the value of the Company’s mortgage servicing rights portfolio, resulting in a valuation adjustment for impairment of the portfolio of $157,876 in the first quarter and $115,053 during the second quarter of 2009.  The strong residential mortgage loan activity during the same period resulted in significant additions to the loan servicing portfolio.  Furthermore, the increase in rates later in the second quarter has translated to an increase in market prices for mortgage servicing rights.  Based on current market prices, the Company believes that the book value at June 30, 2009 is reflective of the current market value.  At June 30, 2009, the net carrying value of the Company’s mortgage servicing rights portfolio was $929,952, compared to $960,110 at year end 2008 and $1.2 million at June 30, 2008.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended June 30, 2009

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

OVERVIEW

     Total assets at June 30, 2009 were $479.27 million compared to $487.80 million at December 31, 2008 and $482.21 million at June 30, 2008 a decrease of 1.8% and 0.6%, respectively.  The decrease from year-end to June 30, 2009 reflects the annual municipal finance cycle as short-term municipal loans generally mature at the end of the second quarter and are not replaced until after the start of the third quarter.  Municipal loans totaling $11 million matured on June 30, 2009, with renewals and new municipal loans of approximately $18 million recorded in July.  Gross loans increased from year-end by $3.53 million while deposits decreased by $18.11 million, mostly a result of the decrease in municipal deposits that corresponds with the seasonal municipal loan activity.  Also contributing to the decrease in deposits is the competitive interest rate environment for CD specials resulting in a decrease in certificates of deposits of $4.50 million.

     Net income for the second quarter of 2009 increased 15.34% over the second quarter of 2008.  This resulted in earnings per common share of $0.21 for the second quarter of 2009 compared to earnings per common share of $0.19 for the same period last year.  Net interest income, after the provision for loan losses, was $3.88 million for the second quarter of 2009, compared to $4.03 million for the second quarter of 2008, a decrease of 3.6%.  The prolonged low interest rate environment has resulted in a downward trend of asset yields while decreases to funding costs have been limited.

     While the low interest rate environment had a negative impact on spread, it had a positive impact on non-interest income.  Non-interest income, which is derived primarily from charges and fees on deposit and loan products, was $1.85 million for the second quarter of 2009 compared to $1.22 million for the second quarter of 2008, an increase of 52%.  The increase in non-interest income was driven by the loan volume due to the low interest rates which increases loan activity, resulting in points and premiums earned on sold loans.  Although the refinancing activity has begun to slow down, the loan demand is still greater than it was last year at this time.  Also contributing to strong earnings in this quarter was a $447,420 one-time gain from the sale of mortgage backed securities in the investment portfolio.  Non-interest expense was $4.76 million for the second quarter of 2009 and $4.30 million for the second quarter of 2008, an increase of 11%.  A significant expense item in 2009 was FDIC insurance which included an increase in premiums of $127,191 and a special assessment of $100,500 totaling $227,691 for the second quarter of 2009 compared to premiums of $26,526 for the same period last year.  Expenses for the six month periods were regular FDIC insurance premiums of $268,023 and a special assessment of $233,500 totaling $501,523 for 2009 compared to regular premiums of $60,512 for 2008.  Additionally, the Company booked a non-cash expense of $94,446 to record other-than-temporary impairment of the Company’s Fannie Mae preferred stock and a $90,000 write down of a former branch property held as OREO.  When comparing the two quarters, it is important to remember that the Company’s non-interest expenses in 2008 were significantly affected by merger-related expenses, including interest costs, non-cash write downs in the core deposit intangibles, as well as termination of various contracts and service agreements that had been in place at LyndonBank.

     The recession continues to have a negative impact on the local economy reflected in the high unemployment rates.  Sectors most affected by the recession are construction, farming and wood product manufacturers.  Construction activity is slow for commercial and residential markets, milk prices have dropped sharply and a local furniture manufacturer recently announced a lay off of an additional 260 employees while others are working reduced hours.  The bright spot in the region has been in tourism.  Although expansion in this sector has slowed, reports of bookings have been favorable considering the poor economy.  The real estate market is slow and listing prices have been reduced in an effort to move homes, however inventory levels remain high.  These economic factors are considered in the Company’s reserve for loan losses in an effort to adequately reserve for potential losses due to consequences of the recession.  The Company has experienced an increase in past due loans and criticized assets during this period.  Unforeseen losses could present a challenge to the Company’s future core earnings.

     The regulatory environment continues to increase operating costs and place extensive burden on management resources to comply with rules such as Sarbanes-Oxley Act of 2002, the US Patriot Act and the Bank Secrecy Act to protect the U.S. financial system and the customer from fraud, identity theft, anti-money laundering, and terrorism.  This burden that will only increase if the regulatory reform proposals currently being considered in Congress, including a new Consumer Financial Protection Agency, are enacted.

     The following pages describe our second quarter financial results in much more detail. Please take the time to read them to more fully understand the six months ended June 30, 2009 in relation to the 2008 comparison periods.  The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes included in this report and with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2008.

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

     Companies are required to perform periodic reviews of individual debt and equity securities in their investment portfolios to determine whether decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the materiality of the decline and the probability, extent and timing of a valuation recovery and the company’s intent and ability to continue to hold the security. Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to fundamental factors specific to the issuer, such as financial condition and business prospects, or to market-related or other factors, such as interest rates, and in the case of debt securities, to the extent that the impairment relates to credit losses of the issuer.  Declines in the fair value of securities below their cost that are deemed in accordance with GAAP to be other than temporary, and declines in fair value of debt securities below their cost that are related to credit losses, are recorded in earnings as realized losses.

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

RESULTS OF OPERATIONS

     The Company’s net income for the second quarter of 2009 was just over $1.0 million, representing an increase of $134,004 or 15.3% over net income of $873,561 for the second quarter of 2008. This resulted in earnings per share of $0.21 and $0.19, respectively, for the second quarters of 2009 and 2008.  However, core earnings (net interest income) for the second quarter of 2009 decreased $84,276 or 2.1% over the second quarter of 2008.  Interest income on loans, the major component of interest income, decreased $396,170 or 6.8%, despite an $11.0 million increase in loans year over year. Interest and dividend income on investments decreased $342,865 or 39.3%.  Interest expense on deposits, the major component of interest expense, decreased $678,594 or 30.3%, between periods and interest on federal funds purchased and other borrowed funds decreased $32,409 or 29.4%. These decreases are attributable primarily to decreases in interest rates throughout 2008 as well as a decrease in total deposits year over year of approximately $5.0 million.

     The Company’s net income for the first six months of 2009 increased $600,209 or 55.0% to $1.7 million compared to $1.1 million for the first six months of 2008, with earnings per share of $0.36 and $0.23 for the first six months of 2009 and 2008, respectively.  However, core earnings for the first six months of 2009 decreased $45,889 or 0.6% to just under $8.0 million.  All components of interest income and interest expense decreased for the comparison periods with interest income decreasing $1.78 million in total or 12.9% while interest expense decreased $1.74 million in total or by approximately 30%.  Interest income on loans is the major component of interest income and accounts for the biggest decrease in the six month period ended June 30, 2009, with interest income of $10.9 million versus $12.0 million for 2008, or a decrease of 9.0%.  Interest expense on deposits also comprises the major component of interest expense and accounts for the biggest decrease totaling $1.6 million or 32.8%, with figures for the first six months of 2009 of $3.3 million versus $4.9 million for the same period in 2008.

     As a result of the LyndonBank merger, the Company is required to amortize the fair value adjustments of the loans and deposits against net interest income.  The loan fair value adjustment was a net premium, creating a decrease in interest income of $62,062 for the first six months of 2009 compared to $196,817 for the first six months of 2008.  The certificate of deposit fair value adjustment resulted in an increase in interest expense of $130,000 for the first six months of 2009 and 2008.  The amortization of the core deposit intangible amounted to a non-interest expense of $332,880 for the first six months of 2009 compared to $416,100 for the first six months of 2008.

     During the low interest rate environment that has prevailed in recent months, the Company has experienced a heavy volume of secondary market loan activity, which has helped to boost non-interest income for the second quarter and the first six months of 2009.  Although in total non-interest expenses during the first six months of 2008 were not as high as 2009, certain components such as salaries and wages and occupancy expenses were higher in 2008 as a result of the LyndonBank merger, including costs to terminate service contracts held by the former LyndonBank, costs of outside contracts to complete the computer and network conversions and salary and wages for the personnel needed to complete the merger and the conversion of computer systems.

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

For the second quarter ended June 30,	2009	2008

Return on Average Assets	0.84%	.72%
Return on Average Equity	11.44%	10.15%

For the six months ended June 30,	2009	2008

Return on Average Assets	0.70%	.44%
Return on Average Equity	9.64%	6.31%

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

     Tax-exempt income is derived from municipal investments, which comprise the entire held-to-maturity portfolio of $32.9 million at June 30, 2009.  The Company acquired municipal investments through the merger with LyndonBank amounting to approximately $1.1 million, which were sold in January 2009 for a net loss of $12,122.  Also included in the Company’s available-for-sale portfolio are two classes of Fannie Mae preferred stock acquired in the merger, which carried a 70% tax exemption on dividends received.  Dividend payments on the Fannie Mae preferred stock, which amounted to $49,607 for the first six months of 2008, ceased the last quarter of 2008 following the federal government’s action in September, 2008 placing Fannie Mae under conservatorship.  Dividend payments on the Company’s holdings of Federal Home Loan Bank of Boston (FHLBB) stock, which amounted to $75,245 for the first six months of 2008, also ceased during the last quarter of 2008.  Payment of dividends on the Fannie Mae and FHLBB stock is unlikely to resume during 2009.

     The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the six month comparison periods of 2009 and 2008:

For the six months ended June 30,	2009	2008

Net interest income as presented	$7,971,197	$8,017,086
Effect of tax-exempt income	331,931	454,026
Net interest income, tax equivalent	$8,303,128	$8,471,112

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

AVERAGE BALANCES AND INTEREST RATES

	For the Six Months Ended:
		2009			2008
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS

Loans (1)	$367,188,471	$10,878,534	5.97%	$355,976,557	$11,953,727	6.75%
Taxable Investment Securities	26,956,956	498,100	3.73%	37,301,989	810,948	4.37%
Tax Exempt Investment Securities	39,951,599	975,835	4.93%	43,218,158	1,357,529	6.32%
Federal Funds Sold and Interest
Earning Deposit Accounts	195,845	1,057	1.09%	2,368,281	60,967	5.18%
FHLBB Stock	3,318,700	0	0.00%	3,318,700	75,394	4.57%
Other Investments	975,150	32,275	6.67%	710,590	32,273	9.13%
TOTAL	$438,586,721	$12,385,801	5.69%	$442,894,275	$14,290,838	6.49%

INTEREST BEARING LIABILITIES & EQUITY

NOW & Money Market Funds	$122,237,986	$673,281	1.11%	$120,963,309	$1,248,569	2.08%
Savings Deposits	52,878,309	79,780	0.30%	49,646,014	98,334	0.40%
Time Deposits	171,601,349	2,567,829	3.02%	179,005,538	3,593,288	4.04%
Fed Funds Purchased and Other Borrowed Funds	15,982,967	102,694	1.30%	13,784,273	216,754	3.16%
Repurchase Agreements	18,970,474	135,344	1.44%	16,133,800	135,608	1.69%
Capital Lease Obligations	904,127	36,616	8.17%	937,540	37,961	8.14%
Junior Subordinated Debentures	12,887,000	487,129	7.62%	12,887,000	489,212	7.63%
TOTAL	$395,462,212	$4,082,673	2.08%	$393,357,474	$5,819,726	2.98%

Net Interest Income		$8,303,128			$8,471,112
Net Interest Spread(2)			3.61%			3.51%
Interest Margin(3)			3.82%			3.85%

(1) Included in gross loans are non-accrual loans with an average balance of $2,446,493 and $816,674 for the six months ended 2009 and 2008, respectively.
(2) Net interest spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
(3) Interest margin is net interest income divided by average earning assets.

Index

     The average volume of earning assets for the first six months of 2009 decreased $4.3 million or 1.0% compared to the same period of 2008, and the average yield decreased 80 basis points.  The average volume of loans increased $11.2 million or 3.1%, while the average volume of the investment portfolio decreased $13.6 million or 16.9% between periods.  Loan activity continues to be strong, accounting for the increase in the loan portfolio.  The decrease in investments is due in part to maturities within the Company’s available-for-sale portfolio, which were used to fund loan growth and the decline in deposits.  The Company sold approximately $3 million from its available-for-sale portfolio during the first quarter of 2009, accounting for a portion of the decrease in the investment portfolio.  As mentioned above, the Company acquired two classes of Fannie Mae preferred stock in the 2007 LyndonBank merger, which is included in its available-for-sale portfolio.  The fair value of these securities was originally recorded at $1.5 million, however, during 2008 the Company obtained a fair value analysis from an independent consultant and made a fair value adjustment amounting to $656,347.  Later in 2008, when Fannie Mae was placed under conservatorship, the Company determined that the stock was impaired, resulting in a write down of $739,332 through a non-cash charge to earnings.  During the second quarter of 2009, the Company recorded an additional write down to the Fannie Mae preferred stock of $94,446.  These three adjustments are contributing factors to the decrease in investments between periods.  The decrease in the Company’s held-to-maturity portfolio is due to cyclical activity with the Company’s municipal customers.  Many investments mature on June 30 and renew during the first few weeks of July.  During the first three weeks of July 2009, an increase of approximately $18 million was recognized in this portfolio.  Interest earned on the loan portfolio comprised approximately 87.8% of total interest income for the first six months of 2009 and 83.6% for the 2008 comparison period.  Interest earned on tax exempt investments (which is presented on a tax equivalent basis) comprised 7.9% of total interest income for the first six months of 2009 compared to 9.5% for the same period in 2008.  Dividend payments on the Fannie Mae preferred stock, which amounted to $30,373 for the first six months of 2008, ceased the last quarter of 2008 following the federal government’s action in September, 2008 placing Fannie Mae under conservatorship.  Payment of dividends on this stock is unlikely to resume during 2009.  Additionally, dividend payments on the Company’s FHLBB stock, which amounted to $75,245 during the first six months of 2008, ceased during the last quarter of 2008, and future dividend payments are unlikely for 2009.

     In comparison, the average volume of interest bearing liabilities for the first six months of 2009 increased $2.1 million or 0.54% over the 2008 comparison period, while the average rate paid on these accounts decreased 90 basis points.  The average volume of time deposits decreased $7.4 million, or 4.1%, and the interest paid on time deposits decreased approximately $1.0 million, or 28.5%.  Competition for time deposits continued to be aggressive during the first six months of 2009, which when coupled with runoff of LyndonBank time deposits in 2008, accounted for the decrease in these liabilities.  The average volume of savings deposits increased $3.2 million or 6.5%, while the interest paid on these funds decreased $18,554 or 18.9% for the first six months of 2009.  The average volume of NOW and money market funds increased $1.3 million or 1.1% while the interest paid on these funds decreased $575,289 or 46.1%.  The average interest rate paid on these funds decreased almost 100 basis points, primarily due to a decrease in the rate paid on various municipal deposit accounts, all of which are components of NOW and money market funds.

     The cumulative result of all these changes was an increase of 10 basis points in the net interest spread and a decrease of three basis points in the interest margin.  In a falling rate environment, net interest income trends downward as asset yields are replacing into the lower rate environment at a faster pace than the rates paid on the interest bearing liabilities, or the funding costs.  If the low rate environment is prolonged, the funding costs begin to stabilize, while the assets continue to reprice or be replaced into the lower rate environment, which results in a downward trending net interest income.  The decrease and change in the mix of the balance sheet helped to maintain the net interest spread and interest margin.

Index

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first six months of 2009 and 2008 resulting from volume changes in average assets and average liabilities and fluctuations in rates earned and paid.

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance
INCOME EARNING ASSETS
Loans (2)	$(1,451,527)	$376,334		$(1,075,193)
Taxable Investment Securities	(121,499)	(191,349)		(312,848)
Tax Exempt Investment Securities	(301,835)	(79,859)		(381,694)
Federal Funds Sold and Interest
Earning Deposit Accounts	(48,168)	(11,742)		(59,910)
FHLBB Stock	(75,394)	0		(75,394)
Other Investments	(12,009)	12,011		2
Total Interest Earnings	$(2,010,432)	105,395		$(1,905,037)

INTEREST BEARING LIABILITIES
NOW & Money Market Funds	$(588,473)	$13,185	$	(575,288)
Savings Deposits	(24,983)	6,429		(18,554)
Time Deposits	(914,575)	(110,884)		(1,025,459)
Fed Funds Purchased and Other Borrowed Funds	(148,610)	34,550		(114,060)
Repurchase Agreements	(24,103)	23,839		(264)
Capital Lease Obligations	9	(1,354)		(1,345)
Junior Subordinated Debentures	(2,083)	0		(2,083)
Total Interest Expense	$(1,702,818)	$(34,235)		$(1,737,053)

Changes in Net Interest Income	$ (307,614)	$139,630	$	(167,984)

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

     Non-interest income increased $635,446 or 52.2% for the second quarter of 2009 compared to the second quarter of 2008, from $1.2 million to almost $1.9 million.  Non-interest income increased $891,228 or 42.2% for the first six months of 2009 compared to the same period of 2008, from $2.1 million to $3.0 million.  During the first six months of 2009 the Company experienced a heavy volume of loan activity, primarily residential loans sold to the secondary market.  The volume of loans sold during the first six months of 2009 amounted to $47.4 million and the income generated from the sale of these loans amounted to $693,544, compared to last year’s six month totals of $15.0 million in volume and $181,388 in loan sale proceeds.  In addition, during the second quarter of 2009, the Company sold its entire portfolio of Mortgage Backed Securities for a net gain of $447,420 accounting for a good portion of the increase in both periods.

     Non-interest expense increased $453,136 or 10.5% to $4.8 million, for the second quarter of 2009 compared to $4.3 million for the 2008 comparison period.  Non-interest expense increased $168,076 or 1.9% for the first six months of 2009 to $9.3 million compared to $9.1 million for the first six months of 2008.  The Company booked an additional write down of $94,446 on its Fannie Mae stock which contributed to the increase in other expenses during the second quarter of 2009.  Total FDIC expense for the three and six month periods ended June 30, 2009 was $227,691 and $501,523, compared to $26,526 and $60,512 for the three and six month periods ended June 30, 2008, or an increase of $201,165 and $441,011, respectively.  FDIC expense for the second quarter and six month period ended June 30, 2009, includes accruals of $133,000 and $233,500, respectively, for the FDIC special assessment.  Salaries and wages decreased $235,355 or 7.5% for the first six months of 2009 compared to the same period in 2008.  During the first half of 2008, additional personnel hours were needed before and after the post-merger computer systems conversion, resulting in higher wages and employee benefits for that quarter compared to the first half of 2009.  The amortization of the core deposit intangible decreased $83,220 or 20.0% to $332,880 for the first six months of 2009 compared to $416,100 for the same period of 2008.

     As a result of the merger with LyndonBank, the Company acquired a branch office located in close proximity to the Company’s main office.  The Company was permitted to keep the deposits associated with this office, but undertook to close the branch following the post-merger data processing conversion of accounts and service those customers affected by the closure at the nearby main office in Derby and the Newport office located within a few miles of this branch office.  As a result of the closure of this branch, the Company was required to remove the property from its premises and equipment portfolio and place it in other real estate owned (OREO).  At the time of the merger, the fair market value of the building was $675,000.  During the second quarter of 2009, the Company consulted a local real estate broker to obtain a fair market value on the building.  It was determined that the current fair market value was $585,000, resulting in a $90,000 write down on the property.  This write down is a component of non-interest expense thereby contributing to the increase for the first six months of 2009.

     Management monitors all components of other non-interest expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate.  This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     The provision for income taxes decreased $98,472 or 135.9% for the second quarter of 2009 compared to the same quarter of 2008.  The Company recorded a tax benefit for the second quarter of 2009 of $25,992 compared to a tax expense of $72,480 for the same quarter of 2008.  The provision for income taxes decreased $47,950 or 27.7% for the first six months of 2009 with a recorded tax benefit of $220,838 compared to a tax benefit of $172,888 for the first six months of 2008.  The Company receives tax credits for its investments in various low income housing partnerships which help to reduce taxes payable.  Periodically, the Company has the opportunity to participate in a low income housing project that offers one-time “Historic Tax Credits”.  In 2008, the Company was given this opportunity through a local project, with historic tax credit for 2009 amounting to $535,000, or $133,750 quarterly.  Total tax credits, including the historic tax credit recorded for the second quarter of 2009 amounted to $251,688, compared to $100,695 for the second quarter of 2008, and $503,376 and $201,390, respectively, for the first six months of 2009 and 2008.

CHANGES IN FINANCIAL CONDITION

     The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

ASSETS	30-Jun-09		31-Dec-08		30-Jun-08

Loans (gross)*	$369,105,295	77.01%	$365,993,527	75.03%	$357,829,487	74.21%
Available for Sale Securities	25,160,194	5.25%	29,449,424	6.04%	30,963,259	6.42%
Held to Maturity Securities	32,878,174	6.86%	37,288,357	7.64%	39,628,560	8.22%
*includes loans held for sale

LIABILITIES

Time Deposits	$170,845,738	35.65%	$175,338,328	35.94%	$171,870,694	35.64%
Savings Deposits	55,022,851	11.48%	49,266,879	10.10%	51,015,544	10.58%
Demand Deposits	51,404,659	10.73%	50,134,874	10.28%	51,998,230	10.78%
NOW & Money Market Funds	106,859,117	22.30%	127,500,699	26.14%	114,242,617	23.69%

     The Company's loan portfolio increased $3.1 million, or 0.9% from December 31, 2008 to June 30, 2009, and $11.3 million, or 3.2%, from June 30, 2008 to June 30, 2009.  The decrease in mortgage interest rates during the last quarter of 2008 triggered an increase in new loan activity, with an even larger increase in refinancing activity, especially in the residential loan portfolio.  A major portion of these loans were then sold to the secondary market and are therefore not reflected in period-end loans.  Available-for-sale investments decreased $4.3 million or 14.6% through maturities, calls and sales from December 31, 2008 to June 30, 2009, and $5.8 million or 18.7% year over year.  While most of the maturities and calls during 2008 were used to fund loan growth, pay down borrowings provide liquidity for the decline in deposits during the year.  Maturities and sales in 2009 were used to fund loan growth and reinvestment in US Government Agencies.  Held-to-maturity securities decreased $4.4 million or 11.8% during the first six months of 2009, and $6.8 million or just over 17.0% year to year.  As mentioned earlier in this discussion, the decrease in the held-to-maturity portfolio is due primarily to cyclical activity with the Company’s municipal customers.  Many municipal investments mature on June 30 and renew during the first few weeks of July.  During the first three weeks of July 2009, an increase of approximately $18 million was recognized through renewals and new municipal investments.

     Time deposits decreased $4.5 million or 2.6% from December 31, 2008 to June 30, 2009 and just over $1.0 million or 0.6% from June 30, 2008 to June 30, 2009.  Competitive interest rate programs at other financial institutions accounted for a portion of the decrease, together with runoff of LyndonBank accounts from year to year.  Savings deposits increased $5.8 million or 11.7% during the first six months of 2009 and just over $4.0 million or 7.9% year to year.  Demand deposits increased $1.3 million or 2.5% during the first six months of 2009, compared to a decrease of $593,571 or just over 1.1% year to year.  NOW and money market funds reported decreases in both comparison periods, with a total decrease of $20.6 million or 16.2% for the first six months of 2009, and $7.4 million or 6.5% year to year.  The Company anticipated a post-merger runoff of 3% in non maturing deposits.  Actual runoff of these deposits year to year was approximately 8.5%.  The Company’s municipal accounts, which are primarily a component of NOW and money market funds, decreased during the period, accounting for most of the decrease in these funds. This decrease in municipal accounts, which again is a cyclical decrease, has now increased approximately $18.5 during the first few weeks of July.

RISK MANAGEMENT

Interest Rate Risk and Asset and Liability Management - Management actively monitors and manages its interest rate risk exposure and attempts to structure the balance sheet to maximize net interest income while controlling its exposure to interest rate risk.  The Company's Asset/Liability Management Committee (ALCO) is made up of the Executive Officers and all the Vice Presidents of the Bank.  The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, and various business strategies.  The ALCO meets monthly to review financial statements, liquidity levels, yields and spreads to better understand, measure, monitor and control the Company’s interest rate risk.  In the ALCO process, the committee members apply policy limits set forth in the Asset Liability, Liquidity and Investment policies approved by the Company’s Board of Directors.  The ALCO's methods for evaluating interest rate risk include an analysis of the effects of interest rate changes on net interest income and an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the entire balance sheet

     Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, thereby impacting net interest income (NII), the primary component of the Company’s earnings.  Fluctuations in interest rates can also have an impact on liquidity.  The ALCO uses an outside consultant to perform rate shock simulations to the Company's net interest income, as well as a variety of other analyses.  It is the ALCO’s function to provide the assumptions used in the modeling process.  The ALCO utilizes the results of this simulation model to quantify the estimated exposure of NII and liquidity to sustained interest rate changes.  The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company’s balance sheet.  All rate scenarios are simulated assuming a parallel shift of the yield curve; however further simulations are performed utilizing a flattening and steepening yield curve as well. This sensitivity analysis is compared to the ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given upward and downward shifts in interest rates depending on the current rate environment.  The analysis also provides a summary of the Company's liquidity position. Furthermore, the analysis provides testing of the assumptions used in previous simulation models by comparing the projected NII with actual NII.  The asset/liability simulation model provides management with an important tool for making sound economic decisions regarding the balance sheet.

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

Credit Risk - A primary concern of management is to reduce the exposure to credit loss within the loan portfolio. Management follows established underwriting guidelines, and exceptions to the policy must be approved in accordance with limits prescribed by the Board of Directors.  The adequacy of the loan loss coverage is reviewed quarterly by the risk management committee of the Board of Directors and then presented to the full Board of Directors for approval.  This committee meets to discuss, among other matters, potential exposures, historical loss experience, and overall economic conditions.  Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency.  A variety of loans are reviewed periodically by an independent firm in order to assure accuracy of the Company's internal risk ratings and compliance with various internal policies and procedures, as well as those set by the regulatory authorities.  The Company also has a Credit Administration department whose function includes credit analysis and monitoring and reporting on the status of the loan portfolio including delinquent and non-performing loans.  Credit risk may also arise from geographic concentration of loans.  While the Company’s loan portfolio is derived primarily from its primary market area in northern Vermont, geographic concentration is partially mitigated by the continued growth of the Company’s loan portfolio in central Vermont, and through the year-end 2007 LyndonBank acquisition, which increased the level of loans particularly in Caledonia County, and to a lesser extent in Lamoille and Franklin Counties.  The Company also monitors concentrations of credit to individual borrowers, to various industries, and to owner and non-owner occupied commercial real estate.

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	30-Jun-09		31-Dec-08
	Total Loans	% of Total	Total Loans	% of Total
Construction & Land Development	$15,157,841	4.11%	$15,203,826	4.15%
Secured by Farm Land	8,391,389	2.27%	8,533,463	2.33%
1-4 Family Residential	213,380,305	57.81%	213,279,198	58.27%
Commercial Real Estate	91,689,007	24.84%	88,546,545	24.20%
Loans to Finance Agricultural Production	810,825	0.22%	884,307	0.24%
Commercial & Industrial Loans	25,119,939	6.81%	23,306,485	6.37%
Consumer Loans	14,316,481	3.88%	15,922,237	4.35%
All other loans	239,508	0.06%	317,466	0.09%
Total Gross Loans	369,105,295	100.00%	365,993,527	100.00%
Reserve for loan losses	(3,374,885)		(3,232,932)
Unearned loan fees	(210,931)		(301,004)
Net Loans	$365,519,479		$362,459,591

Allowance for loan losses and provisions - The Company continues to maintain an allowance for loan losses at a level that management believes is appropriate to absorb losses inherent in the loan portfolio (See “Critical Accounting Policies”). As of June 30, 2009, the Company maintained a residential loan portfolio of $213.4 million compared to $213.3 million as of December 31, 2008 and a commercial real estate portfolio (including construction, land development and farm land loans) of $115.2 million as of June 30, 2009 and $112.3 million as of December 31, 2008, together accounting for approximately 90% of the total loan portfolio for each period.  The Company's commercial loan portfolio includes loans that carry guarantees from government programs.  At June 30, 2009, the Company had $16.2 million in guaranteed loans, compared to $15.9 million at December 31, 2008.  In addition, residential mortgage loans make up the largest part of the overall loan portfolio, have the lowest historical loss ratio and are generally covered by private mortgage insurance, helping to alleviate the overall risk in the loan portfolio.  The loan portfolio composition and relative volumes, together with the low historical loan loss experience in these portfolios, are factors considered by management in its analysis of appropriate loan loss coverage.  The Company is committed to a conservative lending philosophy and maintains high credit and underwriting standards, further mitigating risk in the portfolio.

Index

The following table summarizes the Company's loan loss experience for the six months ended June 30,

	2009	2008
Loans Outstanding End of Period	$369,105,295	$357,829,487
Average Loans Outstanding During Period	$367,188,471	$355,976,557

Loan Loss Reserve, Beginning of Period	$3,232,932	$3,026,049
Loans Charged Off:
Residential Real Estate	19,912	0
Commercial Real Estate	5,063	106,383
Commercial Loans not Secured by Real Estate	38,747	7,044
Consumer Loans	85,120	66,600
Total Loans Charged Off	148,842	180,027
Recoveries:
Residential Real Estate	496	1,329
Commercial Real Estate	15,668	879
Commercial Loans not Secured by Real Estate	3,512	11,006
Consumer Loans	21,117	29,087
Total Recoveries	40,793	42,301
Net Loans Charged Off	108,049	137,726
Provision Charged to Income	250,002	124,998
Loan Loss Reserve, End of Period	$3,374,885	$3,013,321

Net Charge Offs to Average Loans Outstanding	0.029%	0.039%
Loan Loss Reserve to Average Loans Outstanding	0.919%	0.846%

Non-performing assets for the comparison periods were as follows:

	June 30, 2009		December 31, 2008
		Percent		Percent
	Balance	of Total	Balance	of Total

Non-Accruing loans	$2,895,041	78.58%	$2,118,597	89.56%
Loans past due 90 days or more and still accruing	788,924	21.42%	246,903	10.44%
Total	$3,683,965	100.00%	$2,365,500	100.00%

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

     The Company has experienced an increase in collection activity on loans 30 to 60 days past due during the first six months of 2009.  The Company works actively with customers early in the delinquency process to help them to avoid default or foreclosure.  The Company’s non-accruing loan portfolio increased $776,444 or 36.6% to $2.9 million for the first six months of 2009 but approximately $2.8 million or 97% are secured by real estate, thereby reducing the exposure to loss.  Loans 90 days or more past due increased $542,021 as of June 30, 2009 to $788,924, with $774,015 or 98% secured by real estate.  Management reports increasing trends in the levels of non-performing loans and criticized and classified assets, which is consistent with the decline in the local economy.  Given these trends and the current recession, management increased the provision for loan losses to $250,002 for the first six months of 2009, compared to $124,998 for the same period in 2008 and believes this is directionally consistent with the risk in the loan portfolio.

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

     During the first six months of 2009, the prolonged low interest rate environment adversely affected the value of the Company’s mortgage servicing rights portfolio, resulting in a negative valuation adjustment for impairment of the portfolio in the amount of $157,876 in the first quarter and $115,053 during the second quarter of 2009.  However, the strong residential mortgage loan activity during the same period resulted in significant additions to the loan servicing portfolio.  Furthermore, the increase in rates later in the second quarter has translated to a recent increase in market prices for mortgage servicing rights.  Based on current market prices, the Company believes that the book value at June 30, 2009 is reflective of the current market value.  At June 30, 2009, the net carrying value of the Company’s mortgage servicing rights portfolio was $929,952, compared to $960,110 at year end 2008 and $1.2 million at June 30, 2008.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit (including commercial and construction lines of credit), standby letters of credit and risk-sharing commitments on certain sold loans.   Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.  During the first six months of 2009, the Company did not engage in any activity that created any additional types of off-balance-sheet risk.

     The Company generally requires collateral or other security to support financial instruments with credit risk.  The Company's financial instruments or commitments whose contract amount represents credit risk as of June 30, 2009 were as follows:

Contract or
Notional Amount

Unused portions of home equity lines of credit	$15,999,541
Other commitments to extend credit	25,859,525
Residential construction lines of credit	2,631,784
Commercial real estate and other construction lines of credit	12,699,595
Standby letters of credit and commercial letters of credit	772,687
Recourse on sale of credit card portfolio	940,900
MPF credit enhancement obligation, net of liability recorded	1,437,570

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

     In order to attract deposits, the Company has taken the approach of offering deposit specials at competitive rates, in varying terms that fit within the balance sheet mix.  The strategy of offering specials is meant to provide a means to retain deposits while not having to reprice the entire deposit portfolio.  The Company recognizes that with increasing competition for deposits, it may at times be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  As of June 30, 2009, the Company had approximately $10.0 million in deposits placed in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network account, which allows the Company to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits with other CDARS members.  The Company may also purchase deposits from other CDARS members.  Such deposits are generally considered a form of brokered deposits.  Of the $10.0 million in CDARS deposits at June 30, 2009, approximately $5.4 million represented exchanged deposits with other CDARS participating banks.

     During the first six months of 2009, the Company's available-for-sale investment portfolio decreased $4.3 million or 14.6% and the held-to-maturity investment portfolio decreased $4.4 million or 11.8%.  Maturities were used in part to fund loan growth, as the loan portfolio increased $3.1 million or 0.9% during the period.  Maturities also provided liquidity for a reduction in total deposits of $18.1 million during the first six months of 2009 compared to deposits at year end 2008.  On the liability side, savings deposits increased $5.8 million or 11.7%, while NOW and money market accounts decreased $20.6 million or 16.2% and time deposits decreased $4.5 million or 2.6%.  Demand for residential mortgages was heavy, but most of these loans were sold to the secondary market.  The volume in our municipal deposit accounts decreased due to cyclical activity mentioned earlier in this discussion accounting for the decrease in NOW and money market accounts.  During the first few weeks of July these accounts increased approximately $18.5 million.  Aggressive pricing from other financial institutions for time deposits was also a factor in the decrease in deposits.

     As a member of the Federal Home Loan Bank of Boston (FHLBB), the Company has access to pre-approved lines of credit.  The Company had a $500,000 unsecured Federal Funds line with an available balance of the same at June 30, 2009.  Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.  Additional borrowing capacity of approximately $93.2 million, less outstanding advances, through the FHLBB is secured by the Company's qualifying loan portfolio.

     To cover seasonal decreases in deposits primarily associated with municipal accounts, the Company typically borrows short-term advances from the FHLBB and pays the advances down as the municipal deposits flow back into the Bank during the third and fourth quarter.  Given the current Federal Funds rate in January 2009, the Company extended a portion of its overnight funding into $10 million in long-term advances scheduled to mature within two years, with the remainder falling into overnight funding at this time.  At the end of the first six months of 2009, the Company had outstanding advances of $25.3 million consisting of the following:

	Annual		Principal
Purchase Date	Rate	Maturity Date	Balance

Long-term Advance
January 30, 2009	2.13%	January 31, 2011	$10,000,000
November 16, 1992	7.67%	November 16, 2012	10,000
Total Long-term Advances			$10,010,000

Overnight Funds Purchased (FHLBB)	.2813%	July 1, 2009	$15,318,000

     Under a separate agreement with FHLBB, the Company has the authority to collateralize public unit deposits, up to its FHLBB borrowing capacity ($93.2 million less outstanding advances noted above) with letters of credit issued by the FHLBB.  At June 30, 2009 approximately $12.5 million of eligible collateral was pledged as collateral to the FHLBB to secure the Company’s obligations relating to these letters of credit.

     Other alternative sources of funding come from unsecured Federal Funds lines with two unaffiliated correspondent banks that total $7.0 million.  There were no balances outstanding on either line at June 30, 2009.

Index

The following table illustrates the changes in shareholders' equity from December 31, 2008 to June 30, 2009:

Balance at December 31, 2008 (book value $7.33 per share)	$35,272,892
Net income	1,690,818
Issuance of stock through the Dividend Reinvestment Plan	300,564
Purchase of treasury stock	0
Dividends declared on common stock	(1,075,547)
Dividends declared on preferred stock	(93,750)
Unrealized holding gain arising during the period on available-for-sale securities, net of tax	(357,502)
Balance at June 30, 2009 (book value $7.38 per share)	$35,737,475

     On June 9, 2009, the Company declared a cash dividend of $0.12 on common stock payable on August 1, 2009, to shareholders of record as of July 15, 2009.

     The primary source of funds for the Company's payment of dividends to its shareholders is dividends paid to the Company by the Bank.  The Bank, as a national bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency ("OCC").  Under such restrictions, the Bank may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years.  The Company is also subject to regulatory restrictions applicable to payment of dividends by bank holding companies.

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

     Regulators have also established minimum capital ratio guidelines for FDIC-insured banks under the prompt corrective action provisions of the Federal Deposit Insurance Act, as amended.  These minimums are a total risk-based capital ratio of 10.0%, a Tier I risk-based capital ratio of 6%, and a leverage ratio of 5%.  As of June 30, 2009, the Company’s Subsidiary was deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Subsidiary's classification.

Index

The risk based ratios of the Company and its subsidiary as of June 30, 2009 and December 31, 2008 exceeded regulatory guidelines and are presented in the table below.

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2009:
Total capital (to risk-weighted assets)
Consolidated	$38,248	11.54%	$26,504	8.00%	N/A	N/A
Bank	$38,894	11.76%	$26,455	8.00%	$33,068	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	$34,873	10.53%	$13,252	4.00%	N/A	N/A
Bank	$35,519	10.74%	$13,227	4.00%	$19,841	6.00%
Tier I capital (to average assets)
Consolidated	$34,873	7.38%	$18,908	4.00%	N/A	N/A
Bank	$35,519	7.52%	$18,886	4.00%	$23,608	5.00%

As of December 31, 2008:
Total capital (to risk-weighted assets)
Consolidated	$36,765	11.04%	$26,639	8.00%	N/A	N/A
Community National Bank	$37,355	11.25%	$26,571	8.00%	$33,214	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	$33,532	10.07%	$13,319	4.00%	N/A	N/A
Community National Bank	$34,122	10.27%	$13,285	4.00%	$19,928	6.00%
Tier I capital (to average assets)
Consolidated	$33,532	7.08%	$18,948	4.00%	N/A	N/A
Community National Bank	$34,122	7.22%	$18,917	4.00%	$23,569	5.00%

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

ITEM 4T. Controls and Procedures

Disclosure Controls and Procedures

     Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of June 30, 2009, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of June 30, 2009 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of the Company’s common stock during the second quarter ended June 30, 2009, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

ITEM 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders, at the Annual Meeting of Shareholders of Community Bancorp. on May 12, 2009:

Item 1.	To elect four incumbent directors to serve until the Annual Meeting of Shareholders in 2012, and to elect a new director to serve until the Annual Meeting of Shareholders in 2010.

Item 2.	To ratify the selection of the independent registered public accounting firm of Berry, Dunn, McNeil & Parker as the Corporation’s external auditors for the fiscal year ending December 31, 2009;

The results are as follows:

			AUTHORITY
			WITHHELD/	BROKER
MATTER	FOR	AGAINST	ABSTAIN	NON-VOTE
Item 1. Election of Incumbent Directors:
Aminta K. Conant	3,090,216	35,605	-0-	-0-
Elwood G. Duckless	3,107,324	18,497	-0-	-0-
Rosemary M. Lalime	3,067,199	58,622	-0-	-0-
Anne T. Moore	3,075,302	50,519	-0-	-0-
Item 1. Election of New Director:
Frederic Oeschger	3,080,449	45,372	-0-	-0-

Item 2. Selection of Auditors Berry	3,112,131	9,129	4,561	-0-
Dunn, McNeil & Parker

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

COMMUNITY BANCORP.

DATED: August 11, 2009	/s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Executive Officer

DATED: August 11, 2009	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Vice President
& Chief Financial Officer