Form 10-Q
period 2009-09-30
COMMUNITY BANCORP /VT
filed 2009-11-10
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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
YES (  )     NO(X)

At November 6, 2009, there were 4,529,110 shares outstanding of the Corporation's common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

COMMUNITY BANCORP. AND SUBSIDIARY	September 30	December 31	September 30
Consolidated Balance Sheets	2009	2008	2008
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$8,504,893	$11,236,007	$9,709,904
Federal funds sold and overnight deposits	7,736	33,621	32,353
Total cash and cash equivalents	8,512,629	11,269,628	9,742,257
Securities held-to-maturity (fair value $51,076,000 at 09/30/09,
$38,212,000 at 12/31/08 and $46,600,000 at 09/30/08)	49,769,540	37,288,357	46,368,055
Securities available-for-sale	23,130,656	29,449,424	29,638,437
Restricted equity securities, at cost	3,906,850	3,906,850	3,906,850
Loans held-for-sale	254,320	1,181,844	742,778
Loans	372,288,376	364,811,683	358,358,089
Allowance for loan losses	(3,481,663)	(3,232,932)	(3,058,882)
Unearned net loan fees	(183,683)	(301,004)	(352,142)
Net loans	368,623,030	361,277,747	354,947,065
Bank premises and equipment, net	13,815,601	14,989,429	15,163,398
Accrued interest receivable	1,876,058	2,044,550	2,235,882
Bank owned life insurance	3,782,011	3,690,079	3,658,911
Core deposit intangible	2,829,480	3,328,800	3,536,850
Goodwill	11,574,269	11,574,269	11,567,032
Other real estate owned (OREO)	585,000	185,000	185,000
Other assets	7,370,455	7,613,255	7,853,715
Total assets	$496,029,899	$487,799,232	$489,546,230
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$53,332,196	$50,134,874	$54,499,372
NOW and money market accounts	124,654,825	127,500,699	122,491,455
Savings	53,487,971	49,266,879	50,523,075
Time deposits, $100,000 and over	58,488,968	56,486,310	55,806,941
Other time deposits	112,581,504	118,852,018	124,551,597
Total deposits	402,545,464	402,240,780	407,872,440

Federal funds purchased and other borrowed funds	23,467,000	12,572,000	13,616,000
Repurchase agreements	17,110,010	19,086,456	14,615,209
Capital lease obligations	886,454	915,052	856,376
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	2,779,934	4,825,052	4,895,509
Total liabilities	459,675,862	452,526,340	454,742,534

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 10,000,000 shares authorized,
4,737,070 shares issued at 09/30/09, 4,679,206 shares issued
at 12/31/08, and 4,659,603 shares issued at 09/30/08	11,842,675	11,698,015	11,649,007
Additional paid-in capital	26,068,637	25,757,516	25,579,898
Accumulated deficit	(1,645,862)	(2,592,721)	(2,585,311)
Accumulated other comprehensive income	211,364	532,859	282,879
Less: treasury stock, at cost; 210,101 shares at 09/30/09, 12/31/08,
and 09/30/08	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	36,354,037	35,272,892	34,803,696
Total liabilities and shareholders' equity	$496,029,899	$487,799,232	$489,546,230

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
For The Third Quarter Ended September 30,	2009	2008

Interest income
Interest and fees on loans	$5,439,689	$5,912,812
Interest on debt securities
Taxable	155,964	331,231
Tax-exempt	375,155	455,017
Dividends	16,138	41,240
Interest on federal funds sold and overnight deposits	(653)	2,077
Total interest income	5,986,293	6,742,377

Interest expense
Interest on deposits	1,498,395	1,933,877
Interest on federal funds purchased and other borrowed funds	88,254	142,644
Interest on repurchase agreements	57,708	60,138
Interest on junior subordinated debentures	243,564	243,564
Total interest expense	1,887,921	2,380,223

Net interest income	4,098,372	4,362,154
Provision for loan losses	175,001	112,499
Net interest income after provision for loan losses	3,923,371	4,249,655

Non-interest income
Service fees	580,293	562,319
Income from sold loans	207,953	69,457
Income on bank owned life insurance	30,845	33,924
Other income	562,666	418,274
Total non-interest income	1,381,757	1,083,974

Non-interest expense
Salaries and wages	1,467,638	1,361,196
Employee benefits	500,665	522,770
Occupancy expenses, net	715,773	759,576
Write down of Fannie Mae preferred stock	0	739,332
FDIC insurance	142,855	26,526
Amortization of core deposit intangible	166,440	208,050
Other expenses	1,364,393	1,234,160
Total non-interest expense	4,357,764	4,851,610

Income before income taxes	947,364	482,019
Income tax (benefit) expense	(65,858)	167,406
Net income	$1,013,222	$314,613

Earnings per common share	$0.21	$0.06
Weighted average number of common shares
used in computing earnings per share	4,514,460	4,438,225
Dividends declared per common share	$0.12	$0.17
Book value per share on common shares outstanding at September 30,	$7.48	$7.26

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
For the Nine Months Ended September 30,	2009	2008

Interest income
Interest and fees on loans	$16,318,223	$17,866,539
Interest on debt securities
Taxable	654,064	1,142,179
Tax-exempt	1,019,059	1,358,519
Dividends	48,413	148,908
Interest on federal funds sold and overnight deposits	404	63,044
Total interest income	18,040,163	20,579,189

Interest expense
Interest on deposits	4,819,285	6,874,068
Interest on federal funds purchased and other borrowed funds	227,564	397,359
Interest on repurchase agreements	193,052	195,746
Interest on junior subordinated debentures	730,693	732,776
Total interest expense	5,970,594	8,199,949

Net interest income	12,069,569	12,379,240
Provision for loan losses	425,003	237,497
Net interest income after provision for loan losses	11,644,566	12,141,743

Non-interest income
Service fees	1,606,971	1,641,457
Income from sold loans	901,497	250,845
Income on bank owned life insurance	91,932	99,535
Net realized gains on securities	471,055	0
Other income	1,314,309	1,204,916
Total non-interest income	4,385,764	3,196,753

Non-interest expense
Salaries and wages	4,358,104	4,487,017
Employee benefits	1,656,345	1,751,617
Occupancy expenses, net	2,280,055	2,416,944
Write down of Fannie Mae preferred stock	94,446	739,332
FDIC insurance	644,378	87,252
Amortization of core deposit intangible	499,320	624,150
Other expenses	4,080,338	3,832,443
Total non-interest expense	13,612,986	13,938,755

Income before income taxes	2,417,344	1,399,741
Income tax benefit	(286,696)	(5,481)
Net income	$2,704,040	$1,405,222

Earnings per common share	$0.57	$0.29
Weighted average number of common shares
used in computing earnings per share	4,494,448	4,421,759
Dividends declared per common share	$0.36	$0.51
Book value per share on common shares outstanding at September 30,	$7.48	$7.26

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY BANCORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30,	2009	2008

Cash Flow from Operating Activities:
Net Income	$2,704,040	$1,405,222
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation and amortization	813,643	809,686
Provision for loan losses	425,003	237,497
Deferred income tax (benefit) provision	(393,950)	290,296
Net gain on sale of securities	(471,055)	0
Net gain on sale of loans	(901,497)	(250,845)
Loss on sale or disposal of fixed assets	0	1,757
Loss on sale of OREO	7,523	0
Loss (gain) on Trust LLC	20,511	(44,604)
Amortization (accretion) of bond premium (discount), net	152,691	(47,448)
Write down on Fannie Mae preferred stock	94,446	739,332
Write down on OREO	100,000	0
Proceeds from sales of loans held for sale	60,517,629	20,470,308
Originations of loans held for sale	(58,688,608)	(20,276,365)
Increase (decrease) in taxes payable	7,253	(164,283)
Decrease in interest receivable	168,492	68,173
(Increase) decrease in mortgage servicing rights	(8,754)	118,688
Decrease in other assets	45,431	697,228
Increase in bank owned life insurance	(91,932)	(99,535)
Amortization of core deposit intangible	499,320	624,150
Amortization of limited partnerships	737,928	278,313
Decrease in unamortized loan fees	(117,321)	(91,230)
Decrease in interest payable	(36,777)	(109,609)
Increase in accrued expenses	129,033	23,438
Decrease in other liabilities	(692,037)	(3,256,848)
Net cash provided by operating activities	5,021,012	1,423,321

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	32,552,289	24,921,147
Purchases	(45,033,470)	(36,978,370)
Investments - available-for-sale
Sales and maturities	20,747,245	17,229,897
Purchases	(14,691,675)	(1,079,688)
Purchase of restricted equity securities	0	(450,000)
Decrease in limited partnership contributions payable	(1,457,000)	0
Investments in limited partnership	0	(5,000)
Increase in loans, net	(8,388,675)	(2,940,890)
Capital expenditures, net of proceeds from sales of bank
premises and equipment	360,185	386,311
Proceeds from sales of OREO	167,477	0
Recoveries of loans charged off	60,710	78,344
Net cash (used in) provided by investing activities	(15,682,914)	1,161,751

	2009	2008
Cash Flows from Financing Activities:
Net increase (decrease) in demand, NOW, money market & savings accounts	4,572,540	(3,569,405)
Net decrease in time deposits	(4,267,856)	(4,778,265)
Net decrease in repurchase agreements	(1,976,446)	(2,829,724)
Net increase in short-term borrowings	895,000	7,856,000
Proceeds from long-term borrowings	10,000,000	0
Repayments on long-term borrowings	0	(8,000,000)
Decrease in capital lease obligations	(28,598)	(86,851)
Dividends paid on preferred stock	(140,625)	(140,625)
Dividends paid on common stock	(1,149,112)	(1,566,468)
Net cash provided by (used in) financing activities	7,904,903	(13,115,338)

Net decrease in cash and cash equivalents	(2,756,999)	(10,530,266)
Cash and cash equivalents:
Beginning	11,269,628	20,272,523
Ending	$8,512,629	$9,742,257

Supplemental Schedule of Cash Paid During the Period
Interest	$6,007,371	$8,933,708
Income taxes	$100,000	$405,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$(487,114)	$260,105

OREO acquired in settlement of loans	$675,000	$185,000

Fair value adjustment of Fannie Mae preferred stock	$0	$656,347

Investments in limited partnership
Increase in limited partnerships	$0	$(1,462,000)
(Decrease) increase in contributions payable	(1,457,000)	1,457,000
	$(1,457,000)	$(5,000)

Common Shares Dividends Paid
Dividends declared	$1,616,556	$2,252,226
(Increase) decrease in dividends payable attributable
to dividends declared	(11,663)	13,538
Dividends reinvested	(455,781)	(699,296)
	$1,149,112	$1,566,468

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

     The Company has evaluated subsequent events through November 10, 2009, the date of issuance of the financial statements, and has determined that, except as otherwise disclosed in Note 11, there were no subsequent events to recognize or disclose in these financial statements.

NOTE 2.  RECENT ACCOUNTING DEVELOPMENTS

     In February 2008, the Financial Accounting Standards Board (FASB) delayed the effective date for providing fair value disclosures for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Although no new fair value measurements are required, fair value disclosures were expanded.

     In April 2009, the FASB issued additional guidance for estimating fair value, when the volume and level of activity for the asset or liability have significantly decreased, and for identifying circumstances that indicate a transaction is not orderly.  The guidance affirms that, even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains to determine the price that would be received to sell the asset in an orderly transaction.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted this guidance as required for the period ended June 30, 2009 and utilized the guidance in determining to take a further write down of its investment in two classes of Fannie Mae preferred stock during the second quarter of 2009, in the amount of $94,446.

     In April 2009, the FASB issued a new accounting pronouncement regarding interim disclosures about the fair value of financial instruments, which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This accounting pronouncement also requires those disclosures in summarized financial information at interim reporting periods.  It is effective for interim reporting periods ending after June 15, 2009, and does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption.  The Company adopted this accounting pronouncement as required for the interim period ended June 30, 2009 with no material effect on the Company’s consolidated financial statements.

     In August 2009, the FASB issued further guidance regarding fair value measurements, to clarify the fair value measurement of liabilities when a quoted price in an active market for the identical liability is not available and to identify certain valuation techniques to use when measuring the fair value of such a liability.  The updated guidance also clarifies that no separate input is required relating to the existence of a restriction that prevents the transfer of the liability.  This updated guidance will be effective for the Company beginning October 1, 2009 and for subsequent interim and annual reporting periods.  The Company does not expect that adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

     In April 2009, the FASB issued a new accounting pronouncement regarding the recognition and presentation of other-than-temporary impairments of debt and equity securities.  The objective of an other-than-temporary impairment analysis under existing U.S. Generally Accepted Accounting Principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired.  An investment is impaired if the fair value of the investment is less than its amortized cost basis.  The new accounting pronouncement amended the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements.  Specifically, the new accounting pronouncement (1) changed prior guidance for determining whether an impairment to debt securities is other than temporary and (2) replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery, with a requirement that management assert:  (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under the new accounting pronouncement, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  Existing recognition and measurement guidance related to other-than-temporary impairments of equity securities was not amended.  This accounting pronouncement was effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted this accounting pronouncement as required for the interim period ended June 30, 2009 with no material effect on the Company’s consolidated financial statements.

     In June 2009, the FASB issued a new accounting pronouncement regarding the accounting for transfers of financial assets, to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of the prior GAAP standard on accounting for transfers and servicing of financial assets and extinguishments of liabilities, that were not consistent with the original intent and key requirements of that standard; and (2) concerns of financial statement users that many financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This new accounting pronouncement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of this new accounting pronouncement and comply with its requirements beginning January 1, 2010. The Company does not expect that its adoption will have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued a new accounting pronouncement amending certain requirements of GAAP regarding consolidation of variable interest entities, in order to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The new accounting pronouncement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of this new accounting pronouncement and will adopt it effective January 1, 2010. The Company does not expect that adoption of the new pronouncement will have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is considered non-authoritative. The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the Codification does not change GAAP, except for certain nonpublic nongovernmental entities. Adoption of the Codification, effective with the interim period ended September 30, 2009, did not have a material impact on the Company’s consolidated financial statements.

NOTE 3.  EARNINGS PER COMMON SHARE

     Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period (retroactively adjusted for stock splits and stock dividends), including Dividend Reinvestment Plan shares issuable upon reinvestment of dividends, and reduced for shares held in treasury.  The following table illustrates the calculation for the periods ended September 30, as adjusted for the cash dividends declared on the preferred stock:

For The Third Quarter Ended September 30,	2009	2008

Net income, as reported	$1,013,222	$314,613
Less: dividends to preferred shareholders	46,875	46,875
Net income available to common shareholders	$966,347	$267,738
Weighted average number of common shares
used in calculating earnings per share	4,514,460	4,438,225
Earnings per common share	$0.21	$0.06

For the Nine Months Ended September 30,	2009	2008

Net income, as reported	$2,704,040	$1,405,222
Less: dividends to preferred shareholders	140,625	140,625
Net income available to common shareholders	$2,563,415	$1,264,597
Weighted average number of common shares
used in calculating earnings per share	4,494,448	4,421,759
Earnings per common share	$0.57	$0.29

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

The Company's total comprehensive income for the comparison periods is calculated as follows:

For The Third Quarter Ended September 30,	2009	2008

Net income before realized loss on Fannie Mae preferred stock	$1,013,222	$1,053,945
Realized loss on write down of Fannie Mae preferred stock	0	739,332
Net income	1,013,222	314,613

Other comprehensive income (loss), net of tax:
Change in unrealized holding gain on available-for-sale
securities arising during the period	54,554	784,997
Tax effect	(18,548)	(266,899)
Other comprehensive income (loss), net of tax	36,006	518,098
Total comprehensive income	$1,049,228	$832,711

For the Nine Months Ended September 30,	2009	2008

Net income before realized loss on Fannie Mae preferred stock	$2,798,486	$2,144,554
Realized loss on write down of Fannie Mae preferred stock	94,446	739,332
Net income	2,704,040	1,405,222

Other comprehensive income (loss), net of tax:
Change in unrealized holding gain on available-for-sale
securities arising during the period	(487,114)	260,105
Tax effect	165,619	(88,436)
Other comprehensive income (loss), net of tax	(321,495)	171,669
Total comprehensive income	$2,382,545	$1,576,891

NOTE 5.  INVESTMENT SECURITIES

Securities available-for-sale (AFS) and held-to-maturity (HTM) consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value
September 30, 2009
U. S. Government sponsored enterprise securities	$18,692,738	$188,891	$0	$18,881,629
U. S. Government securities	4,049,506	73,086	0	4,122,592
Preferred stock	68,164	58,271	0	126,435
	$22,810,408	$320,248	$0	$23,130,656
December 31, 2008
U. S. Government sponsored enterprise securities	$8,172,304	$274,452	$0	$8,446,756
U. S. Government securities	4,047,338	152,975	0	4,200,313
States and political subdivisions	1,142,876	20,012	0	1,162,888
Mortgage-backed securities	15,116,934	491,129	7,140	15,600,923
Preferred stock	162,610	0	124,066	38,544
	$28,642,062	$938,568	$131,206	$29,449,424

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value

September 30, 2009
States and political subdivisions	$49,769,540	$1,306,460 $0	$0	$51,076,000

December 31, 2008
States and political subdivisions	$37,288,357	$923,643	$0	$38,212,000

The scheduled maturities of debt securities available-for-sale were as follows:

	Amortized	Fair
	Cost	Value
September 30, 2009
Due in one year or less	$7,160,297	$7,285,570
Due from one to five years	15,581,947	15,718,651
	$22,742,244	$23,004,221

December 31, 2008
Due in one year or less	$6,000,531	$6,148,594
Due from one to five years	6,219,111	6,498,474
Due after ten years	1,142,876	1,162,889
Mortgage-backed securities	15,116,934	15,600,923
	$28,479,452	$29,410,880

The scheduled maturities of debt securities held-to-maturity were as follows

	Amortized	Fair
	Cost	Value*
September 30, 2009
Due in one year or less	$41,083,534	$41,084,000
Due from one to five years	4,217,762	4,544,000
Due from five to ten years	1,306,505	1,633,000
Due after ten years	3,161,739	3,815,000
	$49,769,540	$51,076,000

December 31, 2008
Due in one year or less	$28,693,461	$28,694,000
Due from one to five years	3,934,674	4,165,000
Due from five to ten years	1,414,255	1,645,000
Due after ten years	3,245,968	3,708,000
	$37,288,357	$38,212,000

*Method used to determine fair value rounds values to nearest thousand.

     All investments with unrealized losses are presented either as those with a continuous loss position less than 12 months or as those with a continuous loss position for 12 months or more. The Company had no investments with an unrealized loss at September 30, 2009.  Investments with unrealized losses at December 31, 2008 were as follows:

December 31, 2008	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	$749,010	$7,140	$0	$0	$749,010	$7,140
Fannie Mae preferred stock	38,544	124,066	0	0	38,544	124,066
	$787,554	$131,206	$0	$0	$787,554	$131,206

     With the exception of the Fannie Mae preferred stock, the unrealized losses are a result of increases in market interest rates and not of deterioration in the creditworthiness of the issuer.  At December 31, 2008 there were six mortgage-backed securities in the investment portfolio that were in an unrealized loss position. These unrealized losses were principally attributable to changes in current interest rates for similar types of securities.

     Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.  During the second quarter of 2009, the Company recorded a non-cash other than temporary impairment charge to income totaling $94,446 for its investment in two classes of Fannie Mae preferred stock, reducing the book value to the fair market value of $68,164 as of June 30, 2009.  The tax benefit of the write down amounted to $32,112, for a net charge to income totaling $62,334.  The Company had previously recorded a non-cash other than temporary impairment charge on that investment totaling $739,332, with a tax benefit amounting to $251,373, for a net charge to income totaling $487,959, reducing the book value to the then current fair market value of $162,610 as of September 30, 2008.  The Company continues to monitor the progress of Fannie Mae under the conservatorship of the U.S. Government and the effect that the initiatives of the new administration will have on this agency.  A review of recent market activity of the Fannie Mae preferred stock, series H and F indicates that there continues to be purchase and sale activity in these securities.  The fair market value as of September 30, 2009 was $126,435, an increase of $58,271 over the June 30, 2009 fair market value.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no other declines were deemed to be other-than-temporary at December 31, 2008.

NOTE 6.  MERGER AND INTANGIBLE ASSETS

     The Company’s wholly-owned subsidiary, Community National Bank (the Bank), and LyndonBank entered into an Agreement and Plan of Merger on August 1, 2007, and on December 31, 2007, the all-cash merger was consummated.  The aggregate purchase price, including transaction costs, was approximately $26.7 million in cash for all the shares of LyndonBank cancelled in the merger.  The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition.  The excess of purchase price over the fair value of net tangible and intangible assets acquired was recorded as goodwill.  The Bank worked with third-party experts on the valuations of certain intangible assets throughout the year in 2008. During the first quarter of 2008, the Company received valuations on bank premises and equipment to determine fair value and make the necessary adjustments to bank premises and equipment, goodwill and the related deferred tax liability.  The net adjustment to goodwill was an increase of $212,884.  During the second quarter of 2008, additional adjustments amounting to a net decrease of $57,536 were made to goodwill for the settlement of certain LyndonBank liability accounts.  During the third quarter of 2008, adjustments amounting to a net increase in goodwill were made totaling $1,064,228 for some additional costs related to the merger, disposal of software used during the first quarter of 2008 that was no longer needed, and a fair value adjustment totaling $656,347 on two classes of Fannie Mae preferred stock the Company acquired in the merger.  During the fourth quarter of 2008, a final payment of $7,237 was made to a third party consultant related to the valuation of the Fannie Mae preferred stock, bringing goodwill to the December 31, 2008 total of approximately $11.6 million.  The goodwill is not deductible for tax purposes.

     The Company also recorded $4.2 million of acquired identified intangible assets representing the core deposit intangible which is subject to amortization over a ten year period using a double declining method.

As of September 30, 2009, the remaining amortization expense related to core deposit intangible is expected to be as follows:

2009	$166,440
2010	532,608
2011	426,086
2012	340,869
2013	272,695
Thereafter	1,090,782
Total core deposit intangible expense	$2,829,480

     At December 31, 2008, management evaluated goodwill and the core deposit intangible asset for impairment and concluded that no impairment existed.

NOTE 7.  INCOME TAXES

     The Company receives tax credits for its investments in various low income housing partnerships which reduce taxes payable.  Periodically, the Company has the opportunity to participate in a low income housing project that offers one-time “Historic Tax Credits”.  In 2008, the Company was given this opportunity through a local project, with historic tax credit for 2009 amounting to $535,000, or $133,750 quarterly.  This historic tax credit alone helps support the variance between the tax benefit for the third quarter of 2009 and the tax expense for the third quarter of 2008, as well as the increase in the tax benefit for the first nine months of 2009 versus 2008.

NOTE 8.  FAIR VALUE

     Effective January 1, 2008, the Company adopted FASB Accounting Standard Codification (“ASC”) 820-10-20, Fair Value Measurements and Disclosures (formerly codified as FAS No. 157), which provides a framework for measuring and disclosing fair value under U.S. GAAP.  ASC 820-10-20 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

     Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820-10-20 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Assets measured at fair value on a recurring basis and reflected in the balance sheet at the dates presented are summarized below:

September 30, 2009	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale	$4,249,027	$18,881,629	$0	$23,130,656
Restricted equity securities	0	3,906,850	0	3,906,850
Total	$4,249,027	$22,788,479	$0	$27,037,506

December 31, 2008
Assets:
Securities available-for-sale	$4,214,717	$25,234,707	$0	$29,449,424
Restricted equity securities	0	3,906,850	0	3,906,850
Total	$4,214,717	$29,141,557	$0	$33,356,274

Assets measured at fair value on a non-recurring basis and reflected in the balance sheet at the dates presented are summarized below:

September 30, 2009	Level 1	Level 2	Level 3	Total
Assets:
Loans held-for-sale	$0	$254,320	$0	$254,320
Residential mortgage servicing rights	0	968,864	0	968,864
Impaired loans, net of related allowance	0	4,205,389	0	4,205,389
Other real estate owned	0	585,000	0	585,000
Total	$0	$6,013,573	$0	$6,013,573

December 31, 2008
Assets:
Loans held-for-sale	$0	$1,181,844	$0	$1,181,844
Residential mortgage servicing rights	0	956,891	0	956,891
Impaired loans, net of related allowance	0	1,748,715	0	1,748,715
Other real estate owned	0	185,000	0	185,000
Total	$0	$4,072,450	$0	$4,072,450

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

Restricted equity securities:  Restricted equity securities comprise Federal Reserve Bank stock and Federal Home Loan Bank stock.  These securities are carried at cost, which is believed to approximate fair value, and evaluated for impairment.  As a member of the Federal Reserve Bank of Boston (FRB), the Company is required to invest in FRB stock in an amount equal to 3% of the capital stock and surplus of Community National Bank's, the Company’s subsidiary.

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

Other real estate owned:  Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure.  Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, these assets are carried at the lower of their new cost basis or fair value, less cost to sell.  Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed.  Appraisals are then done periodically on properties that management deems significant, or evaluations may be performed by management on properties in the portfolio that are less vulnerable to market conditions.  Subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value, less cost to sell.

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

The estimated fair values of the Company's financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Financial assets:
Cash and cash equivalents	$8,513	$8,513	$11,270	$11,270
Securities held-to-maturity	49,770	51,076	37,288	38,212
Securities available-for-sale	23,131	23,131	29,449	29,449
Restricted equity securities	3,907	3,907	3,907	3,907
Loans and loans held-for-sale, net	368,877	380,012	362,460	368,043
Mortgage servicing rights	969	969	960	957
Accrued interest receivable	1,876	1,876	2,045	2,045
Financial liabilities:
Deposits	402,545	405,148	402,241	405,236
Federal funds purchased and other borrowed funds	23,467	23,623	12,572	12,574
Repurchase agreements	17,110	17,110	19,086	19,086
Capital lease obligations	886	886	915	915
Subordinated debentures	12,887	10,332	12,887	12,242
Accrued interest payable	277	277	313	313

The estimated fair values of commitments to extend credit and letters of credit were immaterial at September 30, 2009 and December 31, 2008.

NOTE 9.  MORTGAGE SERVICING RIGHTS

     During the first six months of 2009, the prolonged low interest rate environment adversely affected the value of the Company’s mortgage servicing rights portfolio, resulting in a negative valuation adjustment for impairment of the portfolio in the amount of $272,929 for that period.  However, the strong residential mortgage loan activity during the same period resulted in significant additions to the loan servicing portfolio.  The increase in rates later in the second quarter has translated to a slight increase in market prices for mortgage servicing rights during the third quarter, resulting in a reversal of a portion of the prior impairment amounting to $25,531.  Based on current market prices, the Company believes that the book value at September 30, 2009 is reflective of the market value as of such date.  At September 30, 2009, the net carrying value of the Company’s mortgage servicing rights portfolio was $968,864, compared to $960,110 at year end 2008 and $1.1 million at September 30, 2008.

NOTE 10.  LEGAL PROCEEDINGS

     In the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

NOTE 11.  SUBSEQUENT EVENT

     On September 8, 2009, the Company declared a cash dividend of $0.12 per share payable November 1, 2009 to shareholders of record as of October 15, 2009.  This dividend, amounting to $541,009, was accrued at September 30, 2009.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended September 30, 2009

     Certain information in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Management uses these “non-GAAP” measures in its analysis of the Company’s performance and believes that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods as well as demonstrating the effects of significant gains and charges in the current period. The Company believes that a meaningful analysis of its financial performance requires an understanding of the factors underlying that performance. Management believes that investors may use these non-GAAP financial measures to analyze financial performance without the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

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

     Forward-looking statements are not guarantees of future performance.  They necessarily involve risks, uncertainties and assumptions.  Future results of the Company may differ materially from those expressed in these forward-looking statements.  Examples of forward looking statements included in this discussion include, but are not limited to, estimated contingent liability related to assumptions made within the asset/liability management process, management's expectations as to the future interest rate environment and economic outlook, and the Company's related liquidity level, credit risk expectations relating to the Company's loan portfolio and its participation in the FHLBB Mortgage Partnership Finance (MPF) program, management’s assessment of the impact of legal proceedings, and management's general outlook for the future performance of the Company, summarized below under "Overview".  Although forward-looking statements are based on management's current expectations and estimates, many of the factors that could influence or determine actual results are unpredictable and not within the Company's control.  Readers are cautioned not to place undue reliance on such statements as they speak only as of the date they are made.  The Company does not undertake, and disclaims any obligation, to revise or update any forward-looking statements to reflect the occurrence or anticipated occurrence of events or circumstances after the date of this Report, except as required by applicable law.  The Company claims the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995.

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

OVERVIEW

     Total assets at September 30, 2009 were $496.03 million compared to $487.80 million at December 31, 2008 and $489.55 million at September 30, 2008.  The increase is due to moderate growth in loans in both comparison periods and an increase of $12.5 million in municipal investments from December 31, 2008 to September 30, 2009.  These investments are cyclical in nature, following the municipal finance cycle, and after a seasonal decline in assets at the end of the second quarter due to the municipal investments that matured, the Company recorded $18 million in a combination of renewals and new investments during the third quarter.  Gross loans increased from year-end by $7.5 million while deposits, after a normal cyclical decline during the second quarter, are slightly above year-end balances.  In conjunction with the municipal finance cycle, it is normal for the Company to see a decrease in deposits during the second quarter, during which time it relies on borrowed funds and then pays them off as deposit balances increase throughout the third quarter.  The deposit rebound has been somewhat delayed this year and the increase in deposit balances is occurring in the fourth quarter of 2009.

     Net income for the third quarter of 2009 was $1.01 million compared to $314,613 for the same period last year.  Earnings for the third quarter of 2009 resulted in earnings per common share of $0.21 compared to earnings per common share of $.06 for the same period last year.  The low level of earnings in the third quarter of 2008 was due primarily to a write down of the Company’s Fannie Mae preferred stock.  Without the write down, the Company’s net income would have been at similar levels for both periods.  Net interest income, after the provision for loan losses, was $3.92 million for the third quarter of 2009, compared to $4.25 million for the third quarter of 2008, a decrease of $7.7%.   The prolonged low interest rate environment has resulted in a downward trend in asset yields while decreases in funding costs have been limited.  Furthermore, the Company made an additional $50,000 provision to the reserve for loan losses during the quarter due to increasing trends in non-performing loans.

     Non-interest income, which is derived primarily from charges and fees on deposit and loan products, was $1.38 million for the third quarter of 2009 compared to $1.08 million for the third quarter of 2008, an increase of 27.5%.  The increase in non-interest income continues to be driven by loan volume, due to the low interest rates which increases loan activity, resulting in points and premiums earned on sold loans.  Although not as strong as in earlier quarters of this year, loan demand has remained stronger than last year at this time.  Non-interest expense was $4.36 million for the third quarter of 2009, compared to $4.85 million for the third quarter of 2008, a decrease of 10%.  The difference between periods was largely due to the recording of the write down of the Fannie Mae preferred stock in 2008 of $739,332.  Amortization of the intangibles related to the loans and deposits acquired in the 2007 merger with LyndonBank was also lower during 2009 than in 2008.  On the other hand, a significant expense item in 2009 was FDIC insurance premiums of $142,855 for the third quarter compared to $26,526 for the same period last year.

     The recession continues to have a negative impact on the local economy, which is reflected in the high unemployment rates.  Sectors most affected by the recession are construction, farming and wood product manufacturers.  Construction activity is slow for commercial and residential markets, milk prices have dropped sharply and local manufacturers of wood products have had numerous layoffs or are working reduced hours.  The bright spot in the region has been in tourism.  Although expansion in this sector has slowed, reports of bookings have been favorable considering the poor economy.  The local real estate market is slow and listing prices have been reduced in an effort to move homes; however inventory levels remain high.  These economic factors are considered in assessing the level of the Company’s reserve for loan losses in an effort to adequately reserve for probable losses due to consequences of the recession.  The Company has experienced an increase in past due loans and criticized assets during this period.  Continued deterioration of the local economy and the resulting impact on the Company’s loan portfolio could present a challenge to the Company’s future core earnings.

     The regulatory environment continues to increase operating costs and place extensive burden on management resources to comply with rules such as the Sarbanes-Oxley Act of 2002, the US Patriot Act and the Bank Secrecy Act, established to protect the U.S. financial system and the customer from fraud, identity theft, anti-money laundering, and terrorism.  The Company is currently implementing significant changes to lending procedures brought on by The Mortgage Disclosure Improvement Act that became effective in July 2009, and HUD’s impending Real Estate Settlement Procedures Act reform. These burdens will only increase if the regulatory reform proposals currently being considered in Congress, including the creation of a new Consumer Financial Protection Agency, are enacted.

     The following pages describe our financial results for the third quarter and nine months ended September 30, 2009 in much more detail. Please take the time to read them to more fully understand the results of those periods in relation to the 2008 comparison periods.  The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes included in this report and with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2008.

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

     Management evaluates on an ongoing basis its judgment as to which policies are considered to be critical. Management believes that the calculation of the allowance for loan losses (ALL) is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements.  In estimating the ALL, management considers historical experience as well as other qualitative factors including the effect of current economic indicators and their probable impact on borrowers and collateral, trends in delinquent and non-performing loans, trends in criticized and classified assets, concentrations of credit, levels of exceptions, and the impact of competition in the market,  Management’s estimates used in calculating the ALL may increase or decrease based on changes in these factors, which in turn will affect the amount of the Company’s provision for loan losses charged against current period income.  Actual results could differ significantly from these estimates under different assumptions, judgments or conditions.

     Occasionally, the Company acquires property in connection with foreclosures or in satisfaction of debts previously contracted.  Such properties are carried at fair value, market value less cost of disposition, i.e. sales commissions and costs associated with the sale.  Market value is defined as the cash price that might reasonably be anticipated in a current sale that is within 12 months, under all conditions requisite to a fair sale.  A fair sale means that a buyer and seller are each acting prudently, knowledgeably, and under no necessity to buy or sell.  Market value is determined, as appropriate, either by obtaining a current appraisal or evaluation prepared by an independent, qualified appraiser, by obtaining a Broker’s Price Opinion, and finally, if the Company has limited exposure and limited risk of loss, by the opinion of management as supported by an inspection of the property and its most recent tax valuation.  If the Company has a valid appraisal or an appropriate evaluation obtained in connection with the real estate loan, then management may determine to rely on the earlier valuation rather than obtaining another appraisal or evaluation when the Company acquires ownership of the property.

     The amount, if any, by which the recorded amount of the loan exceeds the fair value, less cost to sell, of the asset is a loss which is charged to the allowance for loan and lease losses at the time of foreclosure or repossession. The recorded amount of the loan is the loan balance adjusted for any unamortized premium or discount and unamortized loan fees or costs, less any amount previously charged off, plus recorded accrued interest.

     If OREO is sold shortly after it is received in a foreclosure or repossession, generally 90 days, the Company may substitute the value received in the sale, net of the cost to sell, for the fair value that had been estimated at the time of foreclosure or repossession. Any adjustments are then made to the loss charged against the allowance. If a foreclosed real estate asset is held for more than a short period of time, any declines in value after foreclosure and any gain or loss from the sale or disposition of the asset are reported on the report of income as "other noninterest income" or "other noninterest expense."

     Companies are required to perform quarterly reviews of individual debt and equity securities in their investment portfolios to determine whether decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the materiality of the decline and the probability, extent and timing of a valuation recovery, the company’s intent to continue to hold the security and the likelihood that the Company will not have to sell the security before recovery of its cost basis.  Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to fundamental factors specific to the issuer, such as financial condition and business prospects, or to market-related or other factors, such as interest rates, and in the case of debt securities, to the extent that the impairment relates to credit losses of the issuer.  Declines in the fair value of securities below their cost that are deemed in accordance with GAAP to be other than temporary, and declines in fair value of debt securities below their cost that are related to credit losses, are recorded in earnings as realized losses.  The non-credit loss portion of an other than temporary decline in the fair value of debt securities below their cost basis (generally, the difference between the fair value and the estimated net present value of the debt security) is recognized in other comprehensive income as an unrealized loss.

     Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are required to be initially capitalized at fair value and subsequently accounted for using the “fair value method” or the “amortization method”. Capitalized mortgage servicing rights are included in other assets in the consolidated balance sheet. Mortgage servicing rights are amortized into non-interest income in proportion to, and over the period of, estimated future net servicing income of the underlying financial assets.  The value of capitalized servicing rights represents the estimated present value of the future servicing fees arising from the right to service loans in the portfolio. The carrying value of the mortgage servicing rights is periodically reviewed for impairment based on a determination of fair value compared to amortized cost, and impairment, if any, is recognized through a valuation allowance and is recorded as amortization of other assets.  Subsequent improvement (if any) in the estimated fair value of impaired mortgage servicing rights is reflected in a positive valuation adjustment and is recognized in other income up to (but not in excess of) the amount of the prior impairment. Critical accounting policies for mortgage servicing rights relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of mortgage servicing rights requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Factors that may significantly affect the estimates used are changes in interest rates and the payment performance of the underlying loans.  The Company analyzes and accounts for the value of its servicing rights with the assistance of a third party consultant.

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

RESULTS OF OPERATIONS

     The Company’s net income for the third quarter of 2009 was $1.0 million, representing an increase of $698,609 or 222.1% over net income of $314,613 for the third quarter of 2008. This resulted in earnings per share of $0.21 and $0.06, respectively, for the third quarters of 2009 and 2008.  A non-cash write down in the third quarter of 2008 of $739,332 on the Fannie Mae preferred stock held in the Company’s investment portfolio is a significant contributing factor to the increase in net income between the 2008 and 2009 comparison periods.  Core earnings (net interest income) for the third quarter of 2009 decreased $263,782 or 6.1% over the third quarter of 2008.  Interest income on loans, the major component of interest income, decreased $473,123 or 8.0%, despite a $13.4 million increase in loans year over year.  Interest and dividend income on investments decreased $280,231 or 33.9% between periods.  Interest expense on deposits, the major component of interest expense, decreased $435,482 or 22.5%, between periods and interest on federal funds purchased and other borrowed funds decreased $54,390 or 38.1%. These decreases are attributable primarily to continued decreases in interest rates throughout 2009 as well as a decrease in total deposits year over year of approximately $5.3 million.

     The Company’s net income for the first nine months of 2009 increased $1.3 million or 92.4% to $2.7 million compared to $1.4 million for the first nine months of 2008, with earnings per share of $0.57 and $0.29 for the first nine months of 2009 and 2008, respectively.  However, core earnings for the first nine months of 2009 decreased $309,671 or 2.5% to $12.1 million, reflecting the low rate environment that has prevailed throughout 2009.  All components of interest income and interest expense decreased for the comparison periods, with interest income decreasing $2.5 million in total or 12.3% while interest expense decreased $2.2 million in total or by 27.2%.  Interest income on loans, the major component of interest income, accounts for the biggest decrease in the nine month period ended September 30, 2009, with interest income of $16.3 million versus $17.9 million for the 2008 comparison period, or a decrease of 8.7%.  Interest and dividend income on investments decreased $928,070 or 35.0% between periods.  Interest expense on deposits comprises the major component of interest expense and also accounts for the biggest decrease totaling $2.1 million or 29.9%, with figures for the first nine months of 2009 of $4.8 million versus $6.9 million for the same period in 2008.

     As a result of the LyndonBank merger, the Company is required to amortize the fair value adjustments of the loans and time deposits against net interest income.  The loan fair value adjustment was a net premium, creating a decrease in interest income of $103,422 for the first nine months of 2009 compared to $253,100 for the first nine months of 2008.  The certificate of deposit fair value adjustment resulted in an increase in interest expense of $195,000 for the first nine months of 2009 and 2008.  The amortization of the core deposit intangible amounted to a non-interest expense of $499,320 for the first nine months of 2009 compared to $624,150 for the first nine months of 2008.

     As a result of the low interest rate environment that has prevailed throughout the year, the Company experienced a heavy volume of secondary market loan activity, most of which was refinances from within that portfolio.  Although this activity moderated during the third quarter of 2009, the boost to non-interest income was still significant for the first nine months of 2009, with income from sold loans totaling $910,251 versus $132,156 for the same period in 2008.  Total non-interest expenses during the first nine months of 2009 were not as high as 2008.  Certain components of non-interest expense, such as salaries and wages and occupancy expenses were higher in 2008 as a result of the LyndonBank merger, and the Company incurred other merger-related expenses in 2008, such as costs to terminate service contracts held by the former LyndonBank and costs of outside contracts to complete the computer and network conversions.

      Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.  The Company’s ROA and ROE are beginning to return to more normal percentages as the year progresses in 2009.  The percentage figures for both periods in 2008 reflect not only the effect of merger-related expenses and a significant increase in assets and equity resulting from the LyndonBank merger, but also the additional expense to write down the Fannie Mae preferred stock during the third quarter of 2008.  The following table shows these ratios annualized for the comparison periods.

For the third quarter ended September 30,	2009	2008

Return on Average Assets	0.81%	.25%
Return on Average Equity	11.07%	3.63%

For the nine months ended September 30,	2009	2008

Return on Average Assets	0.74%	0.38%
Return on Average Equity	10.16%	5.41%

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

     Tax-exempt income is derived from municipal investments which comprised the entire held-to-maturity portfolio of $49.8 million at September 30, 2009.  The Company acquired municipal investments through the merger with LyndonBank amounting to approximately $1.1 million, which were sold in January 2009 for a net loss of $12,122.  Also included in the Company’s available-for-sale portfolio are two classes of Fannie Mae preferred stock acquired in the merger, which carried a 70% tax exemption on dividends received.  However, dividend payments on the Fannie Mae preferred stock, which amounted to $68,843 for the first nine months of 2008, ceased the last quarter of 2008 following the federal government’s action in September, 2008 placing Fannie Mae under conservatorship.  Dividend payments on the Company’s holdings of Federal Home Loan Bank of Boston (FHLBB) stock, which amounted to $100,573 for the first nine months of 2008, also ceased during the last quarter of 2008, as the FHLBB adopted measures to conserve its capital, including suspension of dividend payments.  Payment of dividends on the Fannie Mae and FHLBB stock is unlikely to resume during 2009.

     The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the nine month comparison periods of 2009 and 2008:

For the nine months ended September 30,	2009	2008

Net interest income as presented	$12,069,569	$12,379,240
Effect of tax-exempt income	525,193	684,486
Net interest income, tax equivalent	$12,594,762	$13,063,726

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

AVERAGE BALANCES AND INTEREST RATES

	For the Nine Months Ended:
		2009			2008
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
EARNING ASSETS

Loans (1)	$368,182,304	$16,318,223	5.93%	$356,861,435	$17,866,539	6.69%
Taxable Investment Securities	26,271,374	654,064	3.33%	33,252,461	1,142,179	4.59%
Tax Exempt Investment Securities	44,366,863	1,544,252	4.65%	45,715,510	2,043,005	5.97%
Federal Funds Sold and Interest
Earning Deposit Accounts	185,923	404	0.29%	1,751,793	63,044	4.81%
FHLBB Stock	3,318,700	0	0.00%	3,318,700	100,573	4.05%
Other Investments	975,150	48,413	6.64%	799,420	48,335	8.08%
TOTAL	$443,300,314	$18,565,356	5.60%	$441,699,319	$21,263,675	6.43%

INTEREST BEARING LIABILITIES & EQUITY

NOW & Money Market Funds	$121,217,130	$969,134	1.07%	$120,495,421	$1,640,840	1.82%
Savings Deposits	53,348,406	121,477	0.30%	50,204,538	141,789	0.38%
Time Deposits	171,444,792	3,728,674	2.91%	176,392,223	5,091,439	3.86%
Fed Funds Purchased and Other Borrowed Funds	21,401,855	172,925	1.08%	16,988,013	340,637	2.68%
Repurchase Agreements	18,231,292	193,052	1.42%	16,030,850	195,746	1.63%
Capital Lease Obligations	899,311	54,639	8.12%	933,634	56,722	8.12%
Junior Subordinated Debentures	12,887,000	730,693	7.58%	12,887,000	732,776	7.60%
TOTAL	$399,429,786	$5,970,594	2.00%	$393,931,679	$8,199,949	2.78%

Net Interest Income		$12,594,762			$13,063,726
Net Interest Spread(2)			3.60%			3.65%
Interest Margin(3)			3.80%			3.95%

(1) Included in gross loans are non-accrual loans with an average balance of $2,884,849 and $967,869 for the nine months ended 2009 and 2008, respectively.
(2) Net interest spread is the difference between the yield on earning assets and the rate paid on interest bearing liabilities.
(3) Interest margin is net interest income divided by average earning assets.

     The average volume of earning assets for the first nine months of 2009 increased $1.6 million or 0.36% compared to the same period of 2008, while the average yield decreased 83 basis points.  The average volume of loans increased $11.3 million or 3.2%, while the average yield decreased 76 basis points.  The average volume of the taxable investment portfolio (classified as available-for-sale), decreased approximately $7.0 million or 21.0% between periods, and the average yield decreased 126 basis points.  The average volume of the tax exempt investment portfolio (classified as held-to-maturity) decreased $1.3 million or by 3.0% and the average tax equivalent yield decreased 132 basis points.  Loan activity slowed but still remained positive during the third quarter of 2009 after a very strong first half of the year, contributing to the increase in the average loan portfolio.  The Company sold its entire CMO and MBS investment portfolios, classified as available-for-sale, for approximately $14.6 million during the first half of 2009, and replaced it with $13 million in U.S. Government Agencies, accounting for a portion of the decrease in the average balances of the investment portfolio.  Other than the write down of the Company’s holdings of Fannie Mae preferred stock, the remaining decrease in average investments is due to maturities within the Company’s available-for-sale portfolio, which were used to fund loan growth and the decline in deposits.  As mentioned above, the Company acquired two classes of Fannie Mae preferred stock in the 2007 LyndonBank merger, which is included in its available-for-sale portfolio.  The fair value of these securities was originally recorded at $1.5 million.  During 2008 the Company obtained a fair value analysis from an independent consultant and made a fair value adjustment amounting to $656,347.  Later in 2008, when Fannie Mae was placed under conservatorship, the Company determined that the stock was impaired, resulting in a write down of $739,332 through a non-cash charge to earnings.  During the second quarter of 2009, the Company recorded an additional write down to the Fannie Mae preferred stock of $94,446.  The $1.3 million decrease in volume in the Company’s held-to-maturity portfolio was due to cyclical activity with the Company’s municipal customers.  Many municipal investments mature on June 30 and renew during the first few weeks of July.  The Company’s held-to-maturity portfolio increased, not only through renewals, but new investments to bring the portfolio to an actual balance as of September 30, 2009 of $49.8 million compared to $46.4 million a year ago, an increase of 7.3%.  Interest earned on the loan portfolio comprised 87.9% of total interest income for the first nine months of 2009 and 84.0% for the 2008 comparison period.  Interest earned on tax exempt investments (which is presented on a tax equivalent basis) comprised 8.3% of total interest income for the first nine months of 2009 compared to 9.6% for the same period in 2008.

     In comparison, the average volume of interest bearing liabilities for the first nine months of 2009 increased $5.5 million or 1.4% over the 2008 comparison period, while the average rate paid on these accounts decreased 78 basis points.  The average volume of time deposits decreased $4.9 million, or 2.8%, and the average rate paid on time deposits decreased 95 basis points.  Competition for time deposits continued to be aggressive during the first nine months of 2009, which when coupled with runoff of maturing LyndonBank time deposits in 2008, accounted for the decrease in these liabilities.  The average volume of savings deposits increased $3.1 million or 6.3%, while the average rate paid on these funds decreased eight basis points for the first nine months of 2009.  The average volume of borrowed funds increased $4.4 million or approximately 26.0% while the average rate paid on these funds decreased 160 basis points.  Given the significant decrease in the rate on borrowed funds, particularly in overnight funds purchased, the Company has chosen to use this source of funding for at least the immediate future in order to supplement its deposit funding, which has lagged behind loan growth during the first nine months of 2009.

     The cumulative result of all these changes was a decrease of five basis points in the net interest spread and a decrease of 15 basis points in the interest margin.  In a falling rate environment, net interest income trends downward as asset yields are replacing into the lower rate environment at a faster pace than the rates paid on the interest bearing liabilities, or the funding costs.  If the low rate environment is prolonged, the funding costs begin to stabilize, while the assets continue to reprice or be replaced into the lower rate environment, which results in a downward trending net interest income.  However, the decrease and change in the mix of the balance sheet during the first nine months of 2009 helped to mitigate somewhat the continued compression of the net interest spread and interest margin.

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first nine months of 2009 and 2008 resulting from volume changes in average assets and average liabilities and fluctuations in rates earned and paid.

CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Variance	Variance
RATE / VOLUME	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance

INCOME EARNING ASSETS

Loans (2)	(2,115,306)	566,990	(1,548,316)
Taxable Investment Securities	(314,240)	(173,875)	(488,115)
Tax Exempt Investment Securities	(451,848)	(46,905)	(498,753)
Federal Funds Sold and Interest
Earning Deposit Accounts	(59,244)	(3,396)	(62,640)
FHLBB Stock	(100,573)	0	(100,573)
Other Investments	(10,552)	10,630	78
Total Interest Earnings	(3,051,763)	353,444	(2,698,319)

INTEREST BEARING LIABILITIES

NOW & Money Market Funds	(681,539)	9,833	(671,706)
Savings Deposits	(29,256)	8,944	(20,312)
Time Deposits	(1,255,083)	(107,682)	(1,362,765)
Fed Funds Purchased and Other Borrowed Funds	(256,269)	88,557	(167,712)
Repurchase Agreements	(29,545)	26,851	(2,694)
Capital Lease Obligations	2	(2,085)	(2,083)
Junior Subordinated Debentures	(2,083)	0	(2,083)
Total Interest Expense	(2,253,773)	24,418	(2,229,355)

Changes in Net Interest Income	(797,990)	329,026	(468,964)

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

     Non-interest income increased $297,783 or 27.5% for the third quarter of 2009 compared to the third quarter of 2008, from $1.1 million to $1.4 million.  Non-interest income increased $1.2 million or 37.2% for the first nine months of 2009 compared to the same period of 2008, from $3.2 million to $4.4 million.  Although loan activity has moderated during the third quarter, the Company experienced strong loan activity during the first nine months of 2009, primarily in residential loans sold to the secondary market.  The volume of loans sold during the first nine months of 2009 was $60.5 million and the income generated from the sale of these loans was $901,497, compared to last year’s nine month totals of $20.5 million in loan sale volume and $250,845 in loan sale proceeds.  The Company’s residential mortgage loan sales to the secondary market totaled $174.4 million as of September 30, 2009, compared to $157.1 million a year ago.  In addition, during the second quarter of 2009, the Company sold its entire portfolio of Mortgage Backed Securities for a net gain of $447,420 accounting for a significant portion of the increase in non-interest income in the nine month period in 2009 compared to the same period in 2008.

     Non-interest expense decreased $493,846 or 10.2% to $4.4 million, for the third quarter of 2009 compared to $4.9 million for the 2008 comparison period.  Non-interest expense decreased $325,769 or 2.3% for the first nine months of 2009 to $13.6 million compared to $13.9 million for the first nine months of 2008.  Higher non-interest expense in 2008 versus 2009 reflected the non-cash write down of $739,332 that the Company booked on its Fannie Mae preferred stock in the third quarter of 2008 compared to a further write down of $94,446 in that stock during the second quarter of 2009.  Total FDIC insurance expense for the three and nine month periods ended September 30, 2009 was $142,855 and $644,378, compared to $26,740 and $87,252 for the three and nine month periods ended September 30, 2008, or an increase of $116,115 and $557,126, respectively.  FDIC insurance expense for the nine months ended September 30, 2009 includes the FDIC special assessment of $233,500.  Salaries and wages increased $106,442 or 7.8% for the third quarter of 2009 compared to the same quarter of 2008, but a decrease of $128,913 or 2.9% is noted for the first nine months of 2009 compared to the same period in 2008.  During the first half of 2008, additional personnel hours were needed before and after the post-merger computer systems conversion, resulting in higher wages and employee benefits for that period, compared to the first half of 2009.  The increase in the third quarter of 2009 is more in line with projections for that time period.  The amortization of the core deposit intangible decreased $124,830 or 20.0% to $499,320 for the first nine months of 2009 compared to $624,150 for the first nine months of 2008.

     As a result of the merger with LyndonBank, the Company acquired a branch office located in close proximity to the Company’s main office.  The Company was permitted to keep the deposits associated with this office, but undertook to close the branch following the post-merger data processing conversion of accounts and service those customers affected by the closure at the nearby main office in Derby and the Newport office located within a few miles of this branch office.  As a result of the closure of this branch, the Company was required to transfer the property from premises and equipment to other real estate owned (OREO).  At the time of the merger, the fair market value of the building was $675,000.  During the second quarter of 2009, the Company consulted a local real estate broker to obtain a fair value on the building.  It was determined that the current fair value had declined to $585,000, resulting in a $90,000 write down on the property.  This write down is a component of other non-interest expense thereby contributing to the increase in this expense category for the first nine months of 2009 compared to 2008.

     Management monitors all components of other non-interest expenses; however, a quarterly review is performed to assure that the accruals for these expenses are accurate.  This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     The provision for income taxes decreased $233,264 or 139.3% for the third quarter of 2009 compared to the same quarter of 2008.  The Company recorded a tax benefit for the third quarter of 2009 of $65,858 compared to a tax expense of $167,406 for the same quarter of 2008.  The provision for income taxes decreased $281,215 for the first nine months of 2009 with a recorded tax benefit of $286,696 compared to a tax benefit of $5,481 for the first nine months of 2008.  The Company receives tax credits for its investments in various low income housing partnerships which reduce taxes payable.  Periodically, the Company has the opportunity to participate in a low income housing project that offers one-time “Historic Tax Credits”.  In 2008, the Company was given this opportunity through a local project, with historic tax credit for 2009 amounting to $535,000, or $133,750 quarterly.  Total tax credits, including the historic tax credit recorded for the third quarter of 2009 amounted to $263,343, compared to $100,695 for the third quarter of 2008, and $766,719 and $302,085, respectively, for the first nine months of 2009 and 2008.

CHANGES IN FINANCIAL CONDITION

     The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

ASSETS	30-Sep-09		31-Dec-08		30-Sep-08

Loans (gross)*	$372,542,696	75.10%	$365,993,527	75.03%	$359,100,867	73.35%
Available for Sale Securities	23,130,656	4.66%	29,449,424	6.04%	29,638,437	6.05%
Held to Maturity Securities	49,769,540	10.03%	37,288,357	7.64%	46,368,055	9.47%
*includes loans held for sale

LIABILITIES

Time Deposits	$171,070,472	34.49%	$175,338,328	35.94%	$180,358,538	36.84%
Savings Deposits	53,487,971	10.78%	49,266,879	10.10%	50,523,075	10.32%
Demand Deposits	53,332,196	10.75%	50,134,874	10.28%	54,499,372	11.13%
NOW & Money Market Funds	124,654,825	25.13%	127,500,699	26.14%	122,491,455	25.02%
Fed Funds Purchased and Other
Other Borrowed Funds	23,467,000	4.73%	12,572,000	2.58%	13,616,000	2.78%

     The Company's loan portfolio increased $6.5 million, or 1.8% from December 31, 2008 to September 30, 2009, and $13.4 million, or 3.7%, from September 30 2008 to September 30, 2009, despite a weakening local economy.  The decrease in mortgage interest rates during the last quarter of 2008 triggered an increase in new loan activity, with an even larger increase in refinancing activity, especially in the residential loan portfolio.  A major portion of these loans were then sold to the secondary market, with servicing retained and are therefore not reflected in period-end loans.  Available-for-sale investments decreased $6.3 million or 21.5% through maturities, calls and sales from December 31, 2008 to September 30, 2009, and $6.5 million or almost 22.0% year over year.  Most of the maturities and calls during 2008 were used to fund loan growth, while maturities and sales in 2009 were used to fund a portion of the loan growth and reinvestment in U.S. Government agencies.  Held-to-maturity securities increased $12.5 million or 33.5% during the first nine months of 2009, and $3.4 million or 7.3% year to year.  As noted earlier in this discussion, most of the municipal investments that matured on June 30 renewed during the first few weeks of July and we also recorded some new investments during July accounting for the increase in both periods.

     Time deposits decreased $4.3 million or 2.4% from December 31, 2008 to September 30, 2009 and just under $9.3 million or 5.2% from September 30, 2008 to September 30, 2009.  Competitive interest rate programs at other financial institutions accounted for a portion of the decrease, together with runoff of LyndonBank accounts from year to year.  Savings deposits increased $4.2 million or 8.6% during the first nine months of 2009 and just under $3.0 million or 5.8% year to year.  Demand deposits increased $3.2 million or 6.4% during the first nine months of 2009, compared to a decrease of $1.2 million or 2.1% year to year.  NOW and money market funds reported a decrease of $2.8 million or 2.2% for the first nine months of 2009, while year over year an increase of $2.2 million or 1.8% was reported.  The Company anticipated a post-merger runoff of 3% in non maturing deposits.  Actual runoff of these deposits year to year was approximately 8.5%.  The Company’s municipal accounts, which are primarily a component of NOW and money market funds, increased during the third quarter of 2009 to levels above the volume a year ago, but not to levels comparable to year-end 2008, accounting for most of the changes in both comparison periods.

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

     The Company’s Asset/Liability Policy has been enhanced with a contingency funding plan to help management prepare for unforeseen liquidity restrictions, with modeling based on hypothetical severe liquidity crisis scenarios.

     While management’s assumptions are developed based upon current economic and local market conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.  This is especially true in light of the continued significant market volatility during the last year and the unprecedented, sustained low interest rate environment.

Credit Risk - A primary challenge of management is to reduce the exposure to credit loss within the loan portfolio. Management follows established underwriting guidelines, and exceptions to the policy must be approved in accordance with limits prescribed by the Board of Directors.  The adequacy of the loan loss coverage is reviewed quarterly by the risk management committee of the Board of Directors and then presented to the full Board of Directors for approval.  This committee meets to discuss, among other matters, potential exposures, historical loss experience, and overall economic conditions.  Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency.  A variety of loans are reviewed periodically by an independent firm in order to assure accuracy of the Company's internal risk ratings and compliance with various internal policies and procedures, as well as those set by the regulatory authorities.  The Company also has a Credit Administration department whose function includes credit analysis and monitoring and reporting on the status of the loan portfolio including delinquent and non-performing loans.  Credit risk may also arise from geographic concentration of loans.  While the Company’s loan portfolio is derived primarily from its primary market area in northern Vermont, geographic concentration is partially mitigated by the continued growth of the Company’s loan portfolio in central Vermont, and through the year-end 2007 LyndonBank acquisition, which increased the level of loans particularly in Caledonia County, and to a lesser extent in Lamoille and Franklin Counties.  The Company also monitors concentrations of credit to individual borrowers, to various industries, and to owner and non-owner occupied commercial real estate.

Index

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	30-Sep-09		31-Dec-08
	Total Loans	% of Total	Total Loans	% of Total
Construction & Land Development	16,762,534	4.50%	15,203,826	4.15%
Secured by Farm Land	9,253,338	2.48%	8,533,463	2.33%
1-4 Family Residential	214,314,500	57.54%	213,279,198	58.28%
Commercial Real Estate	92,444,842	24.81%	88,546,545	24.19%
Loans to Finance Agricultural Production	909,801	0.24%	884,307	0.24%
Commercial & Industrial Loans	24,294,537	6.52%	23,306,485	6.37%
Consumer Loans	14,328,425	3.85%	15,922,237	4.35%
All other loans	234,719	0.06%	317,466	0.09%
Total Gross Loans	372,542,696	100.00%	365,993,527	100.00%
Reserve for loan losses	(3,481,663)		(3,232,932)
Unearned loan fees	(183,683)		(301,004)
Net Loans	368,877,350		362,459,591

Allowance for loan losses and provisions - The Company maintains an allowance for loan losses at a level that management believes is appropriate to absorb losses inherent in the loan portfolio (See “Critical Accounting Policies”). Although the Company, in establishing the allowance, considers the inherent losses in individual loans and pools of loans, the allowance is a general reserve available to absorb all credit losses in the loan portfolio.  No part of the allowance is segregated for, or allocated to, any particular loan or pools of loans.

     When establishing the allowance each quarter the Company applies a combination of historical loss factors and qualitative factors to pools of loans including the residential mortgage, commercial real estate, commercial and industrial, and consumer loan and overdraft portfolios.  The Company will shorten or lengthen its look back period for determining average portfolio historical loss rates as the economy either contracts or expands; during a period of economic contraction a shortening of the look back period may more conservatively reflect the current economic climate.  In light of the current recession, in late 2008 the Company modified its allowance methodology by shortening its historical look back period from five years to one to two years, and by also comparing loss rates to losses experienced during the last economic downturn. The highest loss rates experienced for these look back periods are applied to the various pools in establishing the allowance.

     The Company then applies numerous qualitative factors to each of these segments of the loan portfolio. Those factors include the levels of and trends in delinquencies and non-accrual loans, criticized and classified assets, volumes and terms of loans, and the impact of any loan policy changes. Experience, ability and depth of management, levels of policy and documentation exceptions, national and local economic trends, the competitive environment, and concentrations of credit are also factors considered.

     The Company has experienced an increase in collection activity on loans 30 to 60 days past due during the first nine months of 2009. The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure.  The Company’s non-accruing loan portfolio increased $2.4 million or 114.8% to $4.6 million for the first nine months of 2009.  Approximately $4.4 million or 96% of the non-performing loans are secured by real estate, thereby reducing the exposure to loss. Management reports increasing trends in the levels of non-performing loans and criticized and classified assets, which is consistent with the length and depth of the current economic recession. Accordingly, during 2009 the Company has carried the maximum qualitative factor adjustment for economic conditions and has increased the factors for trends in delinquency and non-accrual loans and criticized and classified assets.

     Specific allocations to the reserve are made for impaired loans.  Impaired loans are those that have been placed in non-accrual status. Commercial and commercial real estate loans are placed in non-accrual status when there is deterioration in the financial position of the borrower, payment in full of principal and interest is not expected, and/or principal or interest has been in default for 90 days or more. Such a loan need not be placed in non-accrual status if it is both well secured and in the process of collection.  Residential mortgages and home equity loans are considered for non-accrual status at 90 days past due and are evaluated on a case by case basis to assure that the Company’s net income is not materially overstated. The Company obtains current property appraisals and valuations and considers the cost to carry and sell collateral in order to assess the level of specific allocations required. Consumer loans are not placed in non-accrual but are charged off by the time they reach 120 days past due.

     The Company’s impaired loans increased $1.7 million or 57.2% during the quarter from $2.9 million at June 30, 2009 to $4.6 million as of September 30, 2009. Specific allocations to the reserve increased accordingly for the same period, from $174,100 to $345,100.  The majority of the increase was in the residential mortgage portfolio. The impaired portfolio mix includes 66% residential real estate, 30% commercial real estate, with the balance in commercial loans.

     The Company is committed to a conservative lending philosophy and maintains high credit and underwriting standards. As of September 30, 2009, the Company maintained a residential loan portfolio of $214.3 million compared to $213.3 million as of December 31, 2008 and a commercial real estate portfolio (including construction, land development and farm land loans) of $118.5 million as of September 30, 2009 and $112.3 million as of December 31, 2008, together accounting for approximately 90% of the total loan portfolio for each period.

     The residential mortgage portfolio makes up the largest part of the overall loan portfolio and continues to have the lowest historical loss ratio.  The Company maintains a mortgage loan portfolio of traditional mortgage products and has not engaged in higher risk loans such as option ARM products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance.  A 90% loan-to-value residential mortgage product is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  Junior lien home equity products make up 24% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%.  The residential mortgage portfolio has performed well in light of current economic conditions.

Index

     Risk in the Company’s commercial and commercial real estate loan portfolios is mitigated in part by using government guarantees issued by federal agencies such as the US Small Business Administration and USDA Rural Development. At September 30, 2009, the Company had $16.6 million in guaranteed loans, compared to $15.9 million at December 31, 2008.

     A portion of the allowance (termed "unallocated") is established to absorb inherent losses that exist as of the valuation date although not specifically identified through management's process for estimating credit losses.  While the allowance is described as consisting of separate allocated portions, the entire allowance is available to support loan losses, regardless of category.

     Given these trends and the current recession, management increased the provision for loan losses to $425,003 for the first nine months of 2009, compared to $237,497 for the same period in 2008 and believes this is directionally consistent with the trends and risk in the loan portfolio and with the increase in the amount of the portfolio. The Company has an experienced collections department that continues to actively work with borrowers to resolve problem loans.

The following table summarizes the Company's loan loss experience for the nine months ended September 30,

	2009	2008
Loans Outstanding End of Period	$372,542,696	$359,100,867
Average Loans Outstanding During Period	$368,182,304	$356,861,435

Loan Loss Reserve, Beginning of Period	$3,232,932	$3,026,049
Loans Charged Off:
Residential Real Estate	57,214	56,757
Commercial Real Estate	5,063	121,166
Commercial Loans not Secured by Real Estate	59,118	9,635
Consumer Loans	115,587	95,450
Total Loans Charged Off	236,982	283,008
Recoveries:
Residential Real Estate	1,028	6,585
Commercial Real Estate	17,337	1,601
Commercial Loans not Secured by Real Estate	9,665	12,090
Consumer Loans	32,680	58,068
Total Recoveries	60,710	78,344
Net Loans Charged Off	176,272	204,664
Provision Charged to Income	425,003	237,497
Loan Loss Reserve, End of Period	$3,481,663	$3,058,882

Net Charge Offs to Average Loans Outstanding	0.048%	0.057%
Loan Loss Reserve to Average Loans Outstanding	0.946%	0.857%

Non-performing assets for the comparison periods were as follows:

	September 30, 2009		December 31, 2008
		Percent		Percent
	Balance	of Total	Balance	of Total

Non-Accruing loans	$4,550,489	86.34%	$2,118,597	89.56%
Loans past due 90 days or more and still accruing	719,705	13.66%	246,903	10.44%
Total	$5,270,194	100.00%	$2,365,500	100.00%

Market Risk - In addition to credit risk in the Company’s loan portfolio and liquidity risk, the Company’s business activities also generate market risk.  Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices.  Changes in the capital markets result from events and conditions outside the Company’s control or ability to predict with any certainty, such as changes in general economic conditions of growth or recession, inflation, regulatory or other government actions and changes in interest rates and government monetary policy.  Market risk comprises many individual risks that, when combined, create a macroeconomic impact.

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

     During the first six months of 2009, the prolonged low interest rate environment adversely affected the value of the Company’s mortgage servicing rights portfolio, resulting in a negative valuation adjustment for impairment of the portfolio in the amount of $272,929 for that period.  However, the strong residential mortgage loan activity during the same period resulted in significant additions to the loan servicing portfolio.  The increase in rates later in the second quarter has translated to a recent increase in market prices for mortgage servicing rights during the third quarter, resulting in a reversal of a portion of the impairment amounting to $25,531.  Based on current market prices, the Company believes that the book value of its mortgage servicing rights at September 30, 2009 is reflective of the market value at such date.  At September 30, 2009, the net carrying value of the Company’s mortgage servicing rights portfolio was $968,864, compared to $960,110 at year end 2008 and $1.1 million at September 30, 2008.

     The Company’s write down of the Fannie Mae preferred stock in the third quarter of 2008 and the subsequent write down in June, 2009 were results of a fair value adjustment deemed other than temporary due to the deterioration of the issuers credit-worthiness.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit (including commercial and construction lines of credit), standby letters of credit and risk-sharing commitments on certain sold loans.   Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.  During the first nine months of 2009, the Company did not engage in any activity that created any additional types of off-balance-sheet risk.

     The Company generally requires collateral or other security to support financial instruments with credit risk.  The Company's financial instruments or commitments whose contract amount represents credit risk as of September 30, 2009 were as follows:

Contract or
Notional Amount

Unused portions of home equity lines of credit	$16,608,420
Other commitments to extend credit	27,260,385
Residential construction lines of credit	3,617,926
Commercial real estate and other construction lines of credit	11,606,901
Standby letters of credit and commercial letters of credit	745,820
Recourse on sale of credit card portfolio	386,980
MPF credit enhancement obligation, net of liability recorded	$1,463,729

     Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The recourse provision under the terms of the sale of the Company’s credit card portfolio in 2007 is based on total lines, not balances outstanding.  Based on historical losses, and adjusting for current economic conditions, the Company does not expect any significant losses from this commitment.

LIQUIDITY AND CAPITAL RESOURCES

     Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings.  Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities.  Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process.  The Company’s principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities, sales of loans available for sale, and earnings and funds provided from operations.  Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to roll over risk on deposits and limits reliance on volatile short-term borrowed funds.  Short-term funding needs arise from declines in deposits or other funding sources and funding of loan commitments.  The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds.  When funding needs, including loan demand, out pace deposit growth, it is necessary for the Company to use alternative funding sources, such as investment portfolio maturities, FHLBB borrowings and outside deposit funding such as CDARS deposits (described below), to meet these funding needs.

     In order to attract deposits, the Company has taken the approach of offering deposit specials at competitive rates, in varying terms that fit within the balance sheet mix.  The strategy of offering specials is meant to provide a means to retain deposits while not having to reprice the entire deposit portfolio.  The Company recognizes that with increasing competition for deposits, it may at times be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  As of September 30, 2009, the Company had approximately $9.4 million in deposits placed in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network account, which allows the Company to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits with other CDARS members.  The Company may also purchase deposits from other CDARS members.  Such deposits are generally considered a form of brokered deposits.  Of the $9.4 million in CDARS deposits at September 30, 2009, approximately $4.0 million represented exchanged deposits with other CDARS participating banks.

     During the first nine months of 2009, the Company's loan portfolio increased $6.5 million or 1.8%.  Demand for residential mortgages was heavy, with total originations of approximately $103.5 million, but more than half of these loans were sold to the secondary market.  The available-for-sale investment portfolio decreased $6.3 million or 21.5% while the held-to-maturity investment portfolio increased $12.5 million or 33.5% compared to 2008 year end levels.  Maturities in the available-for-sale portfolio were used in part to fund loan growth.  On the liability side, savings deposits increased $4.2 million or 8.6%, while NOW and money market accounts decreased $2.8 million or 2.2% and time deposits decreased $4.3 million or 2.4%.  Aggressive pricing from other financial institutions for time deposits was a factor in the decrease in deposits.

     As a member of the Federal Home Loan Bank of Boston (FHLBB), the Company has access to pre-approved lines of credit.  The Company had a $500,000 unsecured Federal Funds line with an available balance of the same amount at September 30, 2009.  Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.  Additional borrowing capacity of approximately $92.3 million, less outstanding advances, through the FHLBB is secured by the Company's qualifying loan portfolio.

Index

  To cover seasonal decreases in deposits primarily associated with municipal accounts, the Company typically borrows short-term advances from the FHLBB during the first and second quarters and pays the advances down as the municipal deposits flow back into the Bank during the third and fourth quarters.  Given the Federal Funds rate prevailing in January 2009, the Company extended a portion of its overnight funding into $10 million in long-term advances scheduled to mature within two years, with the remainder falling into overnight funding at this time.  At the end of the first nine months of 2009, the Company had outstanding FHLBB advances of $23.5 million consisting of the following:

	Annual		Principal
Purchase Date	Rate	Maturity Date	Balance

Long-term Advance
January 30, 2009	2.13%	January 31, 2011	$10,000,000
November 16, 1992	7.67%	November 16, 2012	10,000
Total Long-term Advances			$10,010,000

Overnight Funds Purchased (FHLBB)	.28%	October 1, 2009	$13,457,000

     Under a separate agreement with the FHLBB, the Company has the authority to collateralize public unit deposits, up to its FHLBB borrowing capacity ($92.3 million, less outstanding advances noted above) with letters of credit issued by the FHLBB.  At September 30, 2009 approximately $13.2 million of eligible collateral was pledged as collateral to the FHLBB to secure the Company’s obligations relating to these letters of credit.

     Other alternative sources of funding come from unsecured Federal Funds lines with one unaffiliated correspondent bank in the amount of $3.5 million.  There was no balance outstanding on this line at September 30, 2009.

The following table illustrates the changes in shareholders' equity from December 31, 2008 to September 30, 2009:

Balance at December 31, 2008 (book value $7.33 per share)	$35,272,892
Net income	2,704,040
Issuance of stock through the Dividend Reinvestment Plan	455,781
Purchase of treasury stock	0
Dividends declared on common stock	(1,616,556)
Dividends declared on preferred stock	(140,625)
Change in unrealized gain on available-for-sale securities, net of tax	(321,495)
Balance at September 30, 2009 (book value $7.48 per share)	$36,354,037

     On September 8, 2009, the Company declared a cash dividend of $0.12 on common stock payable on November 1, 2009, to shareholders of record as of October 15, 2009, which is accrued in the financial statements at September 30, 2009.

     The primary source of funds for the Company's payment of dividends to its shareholders is dividends paid to the Company by the Bank.  The Bank, as a national bank, is subject to certain dividend restrictions under the National Bank Act and regulations of the Comptroller of the Currency ("OCC").  Under such restrictions, the Bank may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years.  The Company is also subject to regulatory restrictions applicable to payment of dividends by bank holding companies, some circumstances, such as where dividends would exceed current period earnings, or where the bank holding company is in a troubled financial condition.

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

     Regulators have also established minimum capital ratio guidelines for FDIC-insured banks under the prompt corrective action provisions of the Federal Deposit Insurance Act, as amended.  These minimums are a total risk-based capital ratio of 10.0%, a Tier I risk-based capital ratio of 6%, and a leverage ratio of 5%.  As of September 30, 2009, the Company’s Subsidiary was deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Subsidiary's classification.

Index

The risk based ratios of the Company and its subsidiary as of September 30, 2009 and December 31, 2008 exceeded regulatory guidelines and are presented in the table below.

					Minimum To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2009:
Total capital (to risk-weighted assets)
Consolidated	$39,303	11.62%	$27,051	8.00%	N/A	N/A
Bank	$39,147	11.60%	$26,992	8.00%	$33,740	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	$35,822	10.59%	$13,525	4.00%	N/A	N/A
Bank	$35,666	10.57%	$13,496	4.00%	$20,244	6.00%
Tier I capital (to average assets)
Consolidated	$35,822	7.35%	$19,483	4.00%	N/A	N/A
Bank	$35,666	7.33%	$19,456	4.00%	$24,320	5.00%

As of December 31, 2008:
Total capital (to risk-weighted assets)
Consolidated	$36,765	11.04%	$26,639	8.00%	N/A	N/A
Community National Bank	$37,355	11.25%	$26,571	8.00%	$33,214	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	$33,532	10.07%	$13,319	4.00%	N/A	N/A
Community National Bank	$34,122	10.27%	$13,285	4.00%	$19,928	6.00%
Tier I capital (to average assets)
Consolidated	$33,532	7.08%	$18,948	4.00%	N/A	N/A
Community National Bank	$34,122	7.22%	$18,917	4.00%	$23,569	5.00%

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's management of the credit, liquidity and market risk inherent in its business operations is discussed in Part 1, Item 2 of this report under the captions "RISK MANAGEMENT" and “FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK”, which are incorporated herein by reference.  Management does not believe that there have been any material changes in the nature or categories of the Company's risk exposures from those disclosed in the Company’s 2008 annual report on form 10-K/A.

ITEM 4T. Controls and Procedures

Disclosure Controls and Procedures

     Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of September 30, 2009, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of September 30, 2009 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information as to purchases of the Company’s common stock during the third quarter ended September 30, 2009, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum Number of
			Total Number of	Shares That May Yet
	Total Number	Average	Shares Purchased	Be Purchased Under
	Of Shares	Price Paid	as Part of Publicly	the Plan at the End
For the period:	Purchased(1)(2)	Per Share	Announced Plan	of the Period

July 1 – July 30	0	$0.00	N/A	N/A
August 1 – August 31	1,650	$8.35	N/A	N/A
September 1 – September 30	0	$0.00	N/A	N/A
Total	1,650	$8.35	N/A	N/A

(1)  All 1,650 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through Community Financial Services Group, LLC (“CFSG”), which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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

COMMUNITY BANCORP.

DATED: November 10, 2009	/s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Executive Officer

DATED: November 10, 2009	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Vice President
& Chief Financial Officer