Form 10-K
period 2009-12-31
COMMUNITY BANCORP /VT
filed 2010-03-29
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
YES (  )     NO(X)

As of June 30, 2009 the aggregate market value of the voting stock held by non-affiliates of the registrant was $32,687,728, based on a per share trade price of $8.00, as reported on the OTC Bulletin Board® on June 30, 2009.  For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant.  However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 4,550,745 shares outstanding of the issuer's class of common stock as of the close of business on March 23, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 2009 are incorporated by reference to Part II.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2010 are incorporated by reference to Part III.

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

Community National Bank was organized in 1851 as the Peoples Bank, and was subsequently reorganized as the National Bank of Derby Line in 1865.  In 1975, after 110 continuous years of operation as the National Bank of Derby Line, the Bank acquired the Island Pond National Bank and changed its name to "Community National Bank."   On December 31, 2007, the Company completed its acquisition of LyndonBank, a Vermont bank headquartered in Lyndonville, Vermont, in a cash merger transaction.  Immediately following completion of the merger, the Company sold LyndonBank’s Vergennes, Vermont branch to the National Bank of Middlebury.

Community National Bank provides a broad range of retail banking services to the residents, businesses, and municipalities in northeastern and central Vermont.  These services include checking, savings and time deposit accounts, mortgage, consumer, municipal and commercial loans, safe deposit and night deposit services, wire transfer services, automatic teller machine (ATM) facilities, credit card services, 24 hour telephone banking, and internet banking.  Additionally, the Bank maintains cash machines at 11 third party business locations in the counties of Orleans, Washington, Caledonia and Franklin.  The Company focuses on establishing and maintaining long-term relationships with customers and is committed to providing for the financial services needs of the communities it serves.  In particular, the Company continues to emphasize its relationships with individual customers and small-to-medium-sized businesses.  The Company actively evaluates the banking needs of its markets, including low- and moderate-income areas, and offers products that are responsive to the needs of its customer base.  The markets served by the Company provide a mix of real estate, commercial and industrial, municipal and consumer lending opportunities, as well as a stable core deposit base.

In 2002, the Bank transferred its trust operations to a newly formed Vermont-chartered nondepository trust and investment management affiliate, Community Financial Services Group, LLC, based in Newport, Vermont ("CFSG").  The Bank's ownership interest in CFSG is held indirectly, through Community Financial Services Partners, LLC, a Vermont limited liability company ("CFSP"), which owns 100% of the limited liability company equity interests of CFSG.  Immediately following transfer of its trust operations to CFSG, the Bank sold a two-thirds interest in CFSP, equally to the National Bank of Middlebury, headquartered in Middlebury, Vermont and Guaranty Bancorp Inc., the bank holding company parent of Woodsville Guaranty Savings Bank, headquartered in Woodsville, New Hampshire.  CFSG offers fiduciary services throughout the market areas of the three owner financial institutions.

In 2007, the Company formed CMTV Statutory Trust I (the "Trust"), a Delaware statutory business trust, for the purpose of issuing $12.5 million of trust preferred securities and lending the proceeds to the Company.  This funding provided a portion of the cash consideration paid by the Company in the acquisition of LyndonBank and provided additional regulatory capital.  The Trust is a variable interest entity for which the Company is not the primary beneficiary, as defined under applicable accounting standards.  Accordingly, the accounts of the Trust are not included in the Company's consolidated financial statements.

Competition

All of the Bank's offices are located in Vermont.  The Bank’s main office is located in Derby, in Orleans County.  In addition to its main office, the Bank has four other banking offices in Orleans County, one office in Essex County, four offices in Caledonia County, two offices in Washington County, one office each in Franklin and Lamoille Counties.  Its primary service area is in the Town of Derby and City of Newport, Vermont in Orleans County, with approximately 43% of its total deposits derived from the Company's Derby, Derby Line and Newport offices as of December 31, 2009.

The Bank competes in all aspects of its business with other banks and credit unions in northern and central Vermont, including two of the largest banks in the state, which maintain branch offices throughout the Bank's service area.  Historically, competition in Orleans and Essex Counties has come primarily from two of the largest banks in the state, Chittenden Bank, a division of People's United Bank, FSB based in Bridgeport, Connecticut and TD Bank, N.A., a subsidiary of Toronto Dominion (based in Toronto, Ontario), based in Portland, Maine and Cherry Hill, New Jersey.  The Chittenden Bank maintains a branch office in Newport, and TD Bank, N.A. maintains branch offices in Barton, Orleans, and St. Johnsbury.  The Bank also competes in Orleans County with one local bank, Passumpsic Savings Bank, based in St. Johnsbury with a branch in Newport, and with three local credit unions, Orlex Credit Union and Border Lodge Credit Union, both based in Newport, and North Country Federal Credit Union, based in South Burlington.  The Bank's primary competitors in Caledonia County are Passumpsic Savings Bank, Union Bank based in Morrisville, TD Bank, N.A., Northern Lights Federal Credit Union, based in St. Johnsbury, Vermont State Employees Credit Union, based in Montpelier, Burlington-based Merchants Bank, the largest Vermont-based bank, and North Country Federal Credit Union.  In Washington County, the Bank competes with Merchants Bank, Chittenden Bank and TD Bank, N.A, as well as Northfield Savings Bank, based in Northfield, Key Bank, based in Ohio, Citizens Bank Vermont, based in Rhode Island, Vermont State Employees Credit Union, North Country Federal Credit Union, and Granite Hills Credit Union, based in Barre.  In Franklin County, the Bank competes with Peoples Trust Company, based in St. Albans, TD Bank, N.A., Chittenden Bank, Citizens Bank Vermont, Key Bank, Merchants Bank, and Union Bank.  In Lamoille County the Bank’s competitors are Union Bank, TD Bank, Chittenden Bank and Merchants Bank.

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

In order to compete with other bank and non-bank service providers, the Company stresses the community orientation of its banking operations and relies to a large extent upon personal relationships established by its officers, directors and employees with their customers and on their strong ties to the local community.  In addition, management's knowledge of the local community assists it in tailoring the Company's products and services to meet the needs of its customer base.  Although competition is strong throughout the Company's market area, management believes that the Company can compete effectively, in view of its local market knowledge and community ties and its understanding of customer needs.

Employees

As of December 31, 2009, the Company did not have any employees at the holding company level.  However, as of such date, the Bank employed 161 full-time employees and 20 part-time employees.  Management of the Bank considers its employee relations to be good.

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

The Act generally limits the activity in which the Company and its subsidiaries may engage to certain specified activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal Reserve Board has determined to be closely related to banking are:  (1) making and servicing loans that could be made by mortgage, finance, credit card or factoring companies; (2) performing the functions of a trust company; (3) certain leasing of real or personal property; (4) providing certain financial, banking or economic data processing services; (5) except as otherwise prohibited by law, acting as an insurance agent or broker with respect to insurance that is directly related to the extension of credit or the provision of other financial services or, under certain circumstances, with respect to insurance that is sold in certain small communities in which the bank holding company system maintains banking offices; (6) acting as an underwriter for credit life insurance and credit health and accident insurance directly related to extensions of credit by the holding company system; (7) providing certain kinds of management consulting advice to unaffiliated banks and non-bank depository institutions; (8) performing real estate appraisals; (9) issuing and selling money order and similar instruments and travelers checks and selling U.S. Savings Bonds; (10) providing certain securities brokerage and related services for the account of bank customers; (11) underwriting and dealing in certain government obligations and other obligations such as bankers' acceptances and certificates of deposit; (12) providing consumer financial counseling; (13) providing tax planning and preparation services; (14) providing check guarantee services to merchants; (15) operating a collection agency; and (16) operating a credit bureau.  Trust and investment management activities conducted through a nondepository trust company such as the Company's affiliate, CFSG, are also considered by the Federal Reserve Board to be permissible nonbanking activities that are closely related to banking.

Except for CFSG’s trust and investment management operations, the Company does not presently engage, directly or indirectly, in any other permissible non-banking activities.

A bank holding company must also obtain prior Federal Reserve Board approval in order to purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the company for all purchases or redemptions by the company of its equity securities within the preceding 12 months, will equal 10% or more of the company's consolidated net worth.

The Company is required to file with the Federal Reserve Board annual and parent company only semi-annual reports and such additional information as the Board may require pursuant to the Act.  The Board may also make examinations of the Company and any direct or indirect subsidiary of the Company.  The Company will become subject to detailed quarterly reporting in lieu of semiannual reporting in the year following the first year during which its consolidated assets exceed $500 million as of June 30.  The Company's gross assets exceeded $500 million for the first time as of December 31, 2009 and, accordingly, it is not yet subject to quarterly reporting.

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

Bank Holding Company Consolidated Capital Requirements.  Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support them.  In implementing this policy, the Federal Reserve could require the Company to provide such support when the Company otherwise would not consider it advisable to do so.

The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. The Federal Reserve’s risk-based guidelines apply on a consolidated basis to any bank holding company with consolidated assets of $500 million or more. The risk-based guidelines also apply on a consolidated basis to bank holding companies with consolidated assets of less than $500 million that have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the Securities and Exchange Commission (SEC). Although the Company's gross assets for the first time exceeded $500 million as of December 31, 2009, the Company was already subject to the Federal Reserve's consolidated capital requirements because its common stock is registered with the SEC.

Under the Federal Reserve’s consolidated capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which one-half must be in the form of Tier 1 capital (as defined). The Federal Reserve also requires a minimum leverage ratio of Tier 1 capital to total average assets of 3% for strong bank holding companies, defined as those bank holding companies rated a composite “1” under the rating system used by the Federal Reserve. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.0 percent. Bank holding companies with supervisory, financial, operational, or managerial weaknesses, as well as those that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels.

The Federal Reserve’s capital guidelines classify bank holding company capital into two categories. Tier 1 or “core capital” generally is defined as the sum of eligible core capital elements, less any amounts of goodwill and other items that are required to be deducted in accordance with the Federal Reserve capital guidelines. Eligible Tier 1 or core capital elements include qualifying common stockholders’ equity, qualifying preferred stock (such as the Company’s Series A preferred stock), and qualifying trust preferred securities (such as those of the Company), subject to certain limitations.  Tier 1 capital must represent at least 50% of a bank holding company’s qualifying total capital.  Eligible Tier 2, or “supplementary capital” includes the allowance for loan and lease losses (subject to limitations), preferred stock that does not qualify as Tier 1 capital, certain hybrid capital instruments, and certain subordinated and mandatory convertible debt securities.

The Federal Reserve capital guidelines limit the amount of restricted core elements that a bank holding company may include in Tier 1 capital. Until March 31, 2011, the aggregate amount of restricted core elements consisting of certain preferred stock and qualifying trust preferred securities that maybe included in Tier 1 capital is limited to 25%.  Effective March 31, 2011, the aggregate amount of all restricted core capital elements that may be included by a bank holding company as Tier 1 capital may not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability.

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

As of December 31, 2009, the Company had consolidated regulatory capital at the level required to be considered well capitalized.  As of such date, the Company had a total consolidated capital to risk-weighted assets ratio of 11.57%, a Tier 1 capital to risk-weighted assets ratio of 10.58%, and a leverage ratio of 7.50%.

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

As of the date of filing this report with the SEC, the Company had not elected to become a financial holding company, nor had the Bank created any financial subsidiaries.

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

Effective in 2007 for the Company, Section 404 of Sarbanes Oxley requires management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting.  In 2007, the Company performed an entity-level control assessment that identified and documented the Company’s key controls.  Bank-wide testing of key controls was performed based on the assessment and remediation was implemented where weakness was noted.  The results of testing of these key controls in 2008 and 2009 were used by management to assess the adequacy and effectiveness of the Company’s internal controls over financial reporting.  Beginning with annual financial statements for 2010, the Company’s external auditors will be required to attest to, and report on, management’s assessment of the Company’s internal controls and the operating effectiveness of these controls.  Management's report on internal control over financial reporting is contained in Item 9A(T) of this Report.  The Company has incurred, and expects to continue to incur, costs in connection with its on-going compliance with Section 404.

More information on the Company’s corporate governance practices, including committee charters, is available on the Company’s website at www.communitybancorpvt.com.

SEC Regulatory Relief for Smaller Reporting Companies.  In December 2007, the SEC adopted amendments to its disclosure and reporting rules to extend to more public companies the benefits of the simplified and less rigorous disclosure requirements previously applicable only to “small business issuers.”  The amendments establish a new category of “smaller reporting companies” with a public float of less than $75 million.  The Company qualifies as a smaller reporting company as of its last measurement date (June 30, 2009).  Under the amendments, smaller reporting companies are able to elect whether to comply with specified financial and nonfinancial disclosure requirements on an item by item basis.  The amendments were effective February 4, 2008 and the Company has elected to avail itself of some of the relief provided in the amendments in connection with preparation of the Company’s annual meeting proxy statement and its periodic reports, including this annual report on Form 10-K.

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

As of December 31, 2009, the Company did not maintain any interstate branches.

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

As of December 31, 2009, Community National Bank was considered "well capitalized" under FDICIA’s regulatory capital requirements.

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

On February 24, 2009, the Board of Governors of the Federal Reserve System issued supervisory guidance in connection with the payment of dividends and redemption and repurchases of stock by bank holding companies.  The guidance heightened expectations that a bank holding company will inform and consult with Federal Reserve supervisory staff in advance of declaring and paying any dividend that could raise safety and soundness concerns, such as a dividend exceeding current period earnings; redeeming or repurchasing regulatory capital instruments when the bank holding company is experiencing financial weaknesses; or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.  The guidance provides that a bank holding company should eliminate, defer or severely limit dividends if net income for the past four quarters is not sufficient to fully fund dividends; the prospective rate of earnings retention is not consistent with the holding company’s capital needs and overall current and prospective financial condition; or the holding company will not meet, or is in danger of not meeting, its minimum regulatory capital ratios.  The Company would be required in future periods to consult with, and obtain the approval of, the Federal Reserve for payment of any dividends, including regular quarterly cash dividends, that are in excess of earnings for the applicable quarterly period.  The Company maintained a dividend to earnings payout ratio in excess of 100% in 2008 and recent prior years.  In light of the Federal Reserve's 2009 dividend guidance, as well as prevailing economic conditions and management's desire to focus on preservation and growth of capital, the Company reduced its dividend payout ratio during 2009 to 60.76%, down from 147.83% in 2008.  Management does not expect dividend rates to return to the higher levels paid in 2008 and recent prior years.

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

Assessment rates set by the FDIC effective January 1, 2009, range from 12 to 50 basis points for the first quarter of 2009, depending on each individual institution's risk of default, as measured by regulatory capital ratios and other supervisory measures. The first quarter of 2009 assessment rates reflected a 7 basis point increase across all assessment rates from 2008. On February 27, 2009, the FDIC issued new rules which took effect April 1, 2009 to change the way the FDIC differentiates risk and appropriate assessment rates. Under the new rules, base assessment rates beginning on April 1, 2009 range from 12 to 45 basis points; however, after giving effect to certain risk adjustments in the new rule; assessments may range from 7 to 77.5 basis points. The FDIC has announced that its assessment rates will increase 3 basis points, effective January 1, 2011.  In addition, the FDIC also issued a final rule in May 2009 imposing an emergency special assessment of 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, in addition to the regular quarterly risk-based assessment payable on September 30, 2009. The FDIC has stated that it may impose another emergency special assessment if it deems it necessary to maintain the deposit insurance fund at an acceptable level.

In November, 2009, the FDIC adopted a final rule amending its assessment regulations to require insured depository institutions to prepay, on December 30, 2009, their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The Company prepaid approximately $ 2.4 million in 2009 in FDIC assessments, of which approximately $286,596 was expensed in the fourth quarter of 2009.

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

In October, 2008 the FDIC announced a new program, the Temporary Liquidity Guarantee Program ("TLGP"), that provides unlimited deposit insurance on funds held in noninterest-bearing transaction deposit accounts in excess of the existing deposit insurance limit of $250,000.  During 2009, participating institutions were assessed a 10 basis point per annum surcharge on deposits above the deposit insurance limit.  That rate increased to 15 basis points per annum through June 30, 2010.  The TLGP also provides that the FDIC, for an additional fee, will guarantee qualifying senior unsecured debt issued prior to October, 2009 by participating institutions.  The Bank has elected to participate in the unlimited deposit insurance portion of TLGP, but not the debt guarantee portion.

Brokered Deposits. Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits without prior approval of the FDIC unless it is well capitalized under the FDICIA's prompt corrective actions guidelines. In January of 2003, the Company entered into an agreement with Promontory Interfinancial Network making it possible to offer our customers insurance protection for their deposits in excess of FDIC limits.  This Certificate of Deposit Account Registry Service (CDARS) uses a deposit-matching engine to match CDARS deposits in other participating banks, dollar- for-dollar.  This product is designed to enhance customer attraction and retention, build deposits and improve net interest margins, while providing additional FDIC coverage to customers.  Promontory now offers member banks an opportunity to participate with one-way orders.  Banks can either accept deposits as a surplus bank or place deposits in CDARS offered by banks seeking funding without matching funds.  The Promontory Interfinancial Network provides the Company an alternative source of funding or investment opportunities, while at the same time increasing the level of FDIC insurance available to deposit customers.  The Company’s Asset, Liability and Funds Management Policy limits the use of brokered deposits to 5% of total assets.

As of December 31, 2009, the Company had approximately $17.2 million in CDARS deposits, of which approximately $2.1 million were one way deposits.  Under a rule change adopted by the FDIC in 2008, CDARS are considered brokered deposits, except that CDARS made on a matching funds basis by well capitalized, well managed depository institutions are not considered brokered deposits for purposes of establishing a depository institution’s risk-adjusted deposit assessment rate.

Financial Privacy.  Under the Gramm-Leach-Bliley Act (discussed above) all financial institutions, including the Company, are required to adopt privacy policies, restrict the sharing of nonpublic consumer customer data with nonaffiliated parties, and establish procedures and practices to protect customer data from unauthorized access.  The Company is also subject to similar, but more stringent, requirements under state law, including the Vermont Financial Privacy Act.  In addition, the Company is subject to the federal Fair Credit Reporting Act, including the amendments adopted in the federal Fair and Accurate Credit Transactions Act of 2003 (FACT Act).  The FACT Act includes many provisions concerning national credit reporting standards and permits consumers to opt out of information sharing among affiliated companies for marketing purposes.  It also requires financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit terms less favorable than those generally available.  The Federal Reserve and the OCC have extensive rulemaking authority under the FACT Act and have promulgated rules implementing the Act, including rules limiting information sharing for affiliate marketing and rules requiring programs to identify, detect and mitigate certain identity theft red flags.  The Company is also subject to the requirements of the Vermont Fair Credit Reporting Act, which generally requires an individual's consent in order to obtain a credit report, and to data security standards and data breach notice requirements.

Consumer Protection and Community Reinvestment Laws. The Bank is subject to a variety of federal and state laws intended to protect borrowers, depositors and other Bank customers and to promote lending to various sectors of the economy and population.  These laws include, but are not limited to, the Federal Real Estate Settlement Procedures Act, the Federal Truth In Lending Act, the Federal and Vermont Equal Credit Opportunity Acts, the Federal Right to Financial Privacy Act, the Federal Truth in Savings Act, the Federal Electronic Funds Transfer Act, and the Federal Community Reinvestment Act ("CRA").

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

Management reviewed and reclassified the Company’s deposits during 2009, to the extent permissible under Regulation D, resulting in a reduction in required reserves compared to reserve levels in prior years.

Federal Home Loan Bank System.  Community National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to purchase and hold shares of capital stock in the applicable regional Federal Home Loan Bank (the Federal Home Loan Bank of Boston, in the case of Community National Bank), in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the Federal Home Loan Bank. Community National Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston (FHLBB) stock at December 31, 2009 of approximately $3.3 million. During 2009, the FHLBB experienced significant net operating losses, and as a result has ceased paying dividends on its stock and instituted a moratorium on stock repurchases and redemptions.  As a member, the Bank is subject to future capital calls by the FHLBB in order to maintain compliance with its capital plan.

In October 2009, the Federal Reserve issued comprehensive guidance on executive compensation policies, intended to ensure that the incentive compensation practices of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking.  The guidance covers all employees that have the ability to affect materially an institution's risk profile, either individually or as part of a group, and establishes that incentive compensation arrangements should (1) provide incentives that do not encourage risk-taking beyond the institution's ability to identify and manage effectively; (2) be compatible with effective internal controls and risk management; and (3) be supported by strong corporate governance, including active and effective oversight by the board of directors.  The guidance instructed institutions to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed.  Where deficiencies in incentive compensation arrangements exist, they must be immediately addressed.  For institutions such as the Company that are not "large, complex banking organizations" as defined in the guidance, the Federal Reserve will review the incentive compensation arrangements as part of its regular, risk-focused examination process and not in a separate examination.  These examinations will be tailored to the scope and complexity of the institution's activity and compensation arrangements.  The findings will be included in the Federal Reserve's examination report and deficiencies will be incorporated into the institution's supervisory ratings.  Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the institution's safety and soundness and the institution fails to take prompt and effective measures to correct the deficiencies.

In January 2010, the FDIC announced that it would seek public comment on whether insured depository institutions with compensation plans that encourage excessive risk-taking should be charged with higher deposit assessment rates than such banks would otherwise be charged.  The federal banking regulators' policies and regulatory initiatives on executive compensation are continuing to evolve and it cannot be determined at this time how or whether compliance with such policies and initiatives will affect the Company's compensation plans or arrangements.

Other Regulatory Initiatives.  In October 2008, following enactment of the Emergency Economic Stabilization Act of 2008, the U.S. Treasury Department announced the implementation of the Capital Purchase Program ("CPP") to encourage financial institutions to build capital and increase the flow of financing to businesses and consumers and to support the U.S. economy.  Under the CPP, the Treasury Department made $250 billion of capital available to U.S. financial institutions in the form of senior preferred stock investments qualifying as Tier 1 capital.  The Company applied for and was approved to participate in the CPP.  However, after consideration of all relevant factors, including the Company's sound capital position and the regulatory risk of burdensome conditions being imposed on participants, the Company declined to participate in the CPP.

In addition to the statutes, regulations and regulatory initiatives described above, new legislation and regulations affecting financial institutions are frequently proposed.  If enacted or adopted, these measures may change banking statutes and the Company's operating environment in substantial and unpredictable ways and may increase reporting and compliance requirements, governance structures and costs of doing business.  One proposal currently pending before Congress would increase the Federal Reserve's regulatory authority over bank holding companies and create a new consumer financial protection agency, with authority to adopt and enforce consumer protection rules that would apply to banks and other financial service providers.  As proposed, the new federal agency’s rules would provide a "floor" but states would be permitted to adopt and enforce more stringent consumer protection requirements.  The Company cannot predict whether any such potential legislation or other regulatory initiatives will be adopted or the effect they may have on the Company's business, results of operations or financial condition.

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

Other Available Information

This annual report on Form 10-K is on file with SEC.  The Company also files with the SEC quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy materials for its annual meeting of shareholders.  You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100F Street, NE, Washington, DC  20549-0213, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. The Company's SEC-filed reports and proxy statements are also available through a link on the Company's website at www.communitybancorpvt.com.  The Company has also posted on its website the Company’s Code of Ethics for Senior Financial Officers and the Principal Executive Officer; the Insider Trading Policy and the charters of the Audit, Compensation, and Nominating Committees.  The information and documents contained on the Company's website do not constitute part of this report.  Copies of the Company's reports filed with the SEC (other than exhibits) can also be obtained by contacting Chris Bumps, Corporate Secretary, at our principal offices, which are located at 4811 U.S. Route 5, Derby, Vermont  05829 or by calling (802) 334-7915.

Item 1A.  Risk Factors

Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective February 4, 2008).

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.  Properties

Although Community Bancorp. does not itself own or lease real property, the Bank owns and leases various properties for its banking operations.  The Company's administrative offices are located at the main offices of the Bank.  All of the Bank’s offices are located in Vermont.  In addition to the main office in Derby, the Bank maintains facilities in the Cities of Newport, Montpelier and Barre; the Towns of Barton, Troy, Lyndon, Enosburg, Morristown and St. Johnsbury, and the Villages of Island Pond, Derby Line, and Lyndonville.

The Bank's main offices are located on U.S. Route 5 in Derby, Vermont, with total office space of approximately 34,000 square feet including an operations center as well as a community room used by the Bank for meetings and various functions.  This community room has a secure outside access making it possible for the Bank to offer it to non-profit organizations after banking hours free of charge.  This office is equipped with a remote drive-up facility and a drive-up ATM as well as an inside lobby ATM.

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

The Bank owns the Troy office located in the town of Troy.  This building was built in 1986 and acquired by the Bank in 1992.  This office is also equipped with an ATM to provide the same type of limited 24-hour accessibility as all of the other offices.  The marketing department is also located at this facility.

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

The second St. Johnsbury office is located on the southern end of Railroad Street, which consists of approximately 1,600 square feet.  The Company leases the building that houses one office, customer service areas and a small meeting room.  This is a full service facility consisting of a walk-up ATM in the front vestibule and a two-lane drive-up window.

The Bank leases approximately 1,500 square feet of office space for the Montpelier office located at 95 State Street in Montpelier.  This office opened at the end of May, 2001, operating as a full service banking facility.  Additional space is leased nearby at 99 State Street to accommodate a stand-alone drive-up ATM in a Kiosk building.

The Barre office is a two-story, 8,000 square foot building located at 316 North Main Street.  The Company originally leased the land that the building was on, but in 2007 the Company exercised an option to buy on the land, and now owns both the building and the land.  This building houses a full-service branch, a two-lane drive-up window, including a drive-up ATM, as well as an inside lobby ATM.  The branch also includes an office leased to CFSG and a Community Room that is made available as a public service to outside non-profit groups to be used for meetings and gatherings at no charge.

The Bank owns an office located on Broad Street in Lyndonville.  The building is approximately 6,200 square feet.  The first floor is used for customer services with one office leased by CFSG and the second floor has clerical offices and a meeting room.  The building is primarily constructed of brick with a front exterior of polished red granite.  A walk-up ATM is located in the front entry vestibule.

The Memorial Drive office in the town of Lyndon is a full service banking facility consisting of approximately 2,600 square feet with a 3-lane drive-up, one of which is exclusively for night drops and ATM usage.  This facility is leased from a neighboring business, 48 Broad Street, LLC, owned by David Stahler who is a member of Community National Bank’s Caledonia County advisory board.  CFSG leases office space in this building as well.

The Bank owns a full service banking office in Enosburg consisting of approximately 3,056 square feet and houses offices and customer service areas.  The office has a drive-up ATM plus two additional drive-through banking lanes.

The Bank leases approximately 2,688 square feet of space for the Morrisville office located on Route 15 West in Morristown.  It is a one story building with a walk-up ATM in the front vestibule and a two-lane drive-up window.

The Bank owns an additional building on U.S. Route 5 in Derby, which was formerly a LyndonBank branch office.  The deposits and loans at that branch were consolidated with the Bank’s main office in Derby and the building is now vacant and being marketed for sale.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company or the Bank is a party or of which any of its property is the subject, other than routine litigation incidental to its banking business, none of which is material to the Company's consolidated operations or financial condition.

Item 4.  [Reserved]

None

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the trading market in, market price of, and dividends paid on, the Company's common stock is incorporated by reference to the section of the Annual Report to Shareholders for 2009 under the caption “Common Stock Performance by Quarter” immediately following the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, ,filed as Exhibit 13 to this report.  The balance of the information required by item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective February 4, 2008).

The following table provides information as to purchases of the Company’s common stock during the fourth quarter ended December 31, 2009, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
	Total Number		Shares Purchased	Purchased Under
	of Shares	Average Price	as Part of Publicly	the Plan at the
For the month ended:	Purchased(1)(2)	Paid Per Share	Announced Plan	End of the Period

October 1 - October 31	0	$0	N/A	N/A
November 1 - November 30	6,000	$7.80	N/A	N/A
December 1 - December 31	356	$8.50	N/A	N/A
Total	6,356	$7.84	N/A	N/A

(1)  All 6,356 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through Community Financial Services Group, LLC (“CFSG”), which provides certain custodial and investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference to the section of the Annual Report to Shareholders for 2009 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," immediately following the “Notes to Consolidated Financial Statements”, filed as Exhibit 13 to this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to the section labeled "Risk Management", of Management's Discussion and Analysis of Financial Condition and Results of Operation in the Annual Report to Shareholders for 2009, filed as Exhibit 13 to this report.

Item 8.  Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry, Dunn, McNeil & Parker, are incorporated herein by reference from the Annual Report to Shareholders for 2009, filed as Exhibit 13 to this report.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of December 31, 2009, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of December 31, 2009 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  As of December 31, 2009, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting.  Management assessed the Company’s system of internal control over financial reporting as of December 31, 2009, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of December 31, 2009, its system of internal control over financial reporting met those criteria and is effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not Applicable

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2010.

Listing of the names, ages, principal occupations, business experience and specific qualifications of the incumbent directors and nominees under the caption "ARTICLE I - ELECTION OF DIRECTORS."
Listing of the names, ages, titles and business experience of the executive officers under the caption EXECUTIVE OFFICERS."
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the caption "SHARE OWNERSHIP INFORMATION -Section 16(a) Beneficial Ownership Reporting Compliance."
Information regarding changes in the Company’s procedures for submission of director nominations by shareholders under the caption “SHAREHOLDER NOMINATIONS AND OTHER PROPOSALS.”
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

Item 11.  Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2010:

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2010:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION."

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2010:

Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -Transactions with Management."
Information regarding the independence of directors under the caption “CORPORATE GOVERNANCE – Director Independence.”

Item 14.  Principal Accounting Fees and Services

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2010 under the caption "ARTICLE 3- RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

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

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The Company's audited consolidated financial statements and notes thereto and the report of Berry, Dunn, McNeil & Parker thereon, are incorporated by reference to the Annual Report to Shareholders for the years ended December 31, 2009 and 2008, filed as Exhibit 13 to this report.

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
Exhibit 10(i)* - Amended and Restated Deferred Compensation Plan for Directors, filed as Exhibit 10.2 to the Company’s Form 8-K Report filed on December 15, 2008.
Exhibit 10(ii)* - Amended and Restated Supplemental Retirement Plan, filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on December 15, 2008.
Exhibit 10(iii)* - Officer Incentive Plan, filed as Exhibit 10.3 to the Company’s Form 8-K Report filed on December 15, 2008.
Exhibit 10(iv)* - Description of the Directors Retirement Plan, filed as Exhibit 10(iv) to the Company's Form 10-K Report filed on March 30, 2005; plan terminated in 2005 with respect to future accruals, as disclosed in the Company's Form 8-K Report filed on December 19, 2005.
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

The following exhibits are filed as part of this report:**
Exhibit 13 - Portions of the Annual Report to Shareholders of Community Bancorp. for 2009, specifically incorporated by reference into this report.
Exhibit 21 - Subsidiaries of Community Bancorp.
Exhibit 23 - Consent of Berry, Dunn, McNeil & Parker
Exhibit 31(i) - Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(ii) - Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(i) - Certification from the Chief Executive Officer of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(ii) - Certification from the Chief Financial Officer of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

COMMUNITY BANCORP.

BY: /s/ Stephen P. Marsh	Date: March 29, 2010
Stephen P. Marsh, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Stephen P. Marsh	Date: March 29, 2010
Stephen P. Marsh, President
and Chief Executive Officer
BY: /s/ Louise M. Bonvechio	Date: March 29, 2010
Louise M.Bonvechio, Treasurer
(Principal Accounting Officer)

COMMUNITY BANCORP. DIRECTORS

/s/ Thomas E. Adams	Date: March 29, 2010
Thomas E. Adams

/s/ Charles W. Bucknam, Jr.	Date: March 29, 2010
Charles W. Buckman, Jr.

/s/ Aminta K. Conant	Date: March 29, 2010
Aminta K. Conant

/s/ Jacques R. Couture	Date: March 29, 2010
Jacques R. Couture

/s/ Elwood G. Duckless	Date: March 29, 2010
Elwood G. Duckless

/s/ Rosemary M. Lalime	Date: March 29, 2010
Rosemary M. Lalime

/s/ Stephen P. Marsh	Date: March 29, 2010
Stephen P. Marsh

/s/ Dorothy R. Mitchell	Date: March 29, 2010
Dorothy R. Mitchell

/s/ Anne T. Moore	Date: March 29, 2010
Anne T. Moore

/s/ Peter J. Murphy	Date: March 29, 2010
Peter J. Murphy

/s/ Frederic Oeschger	Date: March 29, 2010
Frederic Oeschger

/s/Richard C. White	Date: March 29, 2010
Richard C. White