Form 10-K/A
period 2009-12-31
COMMUNITY BANCORP /VT
filed 2010-03-30
CIK 718413

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES(  )     NO (X)

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

EXPLANATORY NOTE:  The sole purpose of the amendment is to update a Securities Act file number reference in the consent of the Company's independent certified accountants, filed as Exhibit 23 to this report.

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

SEC Regulatory Relief for Smaller Reporting Companies.  In December 2007, the SEC adopted amendments to its disclosure and reporting rules to extend to more public companies the benefits of the simplified and less rigorous disclosure requirements previously applicable only to “small business issuers.”  The amendments establish a new category of “smaller reporting companies” with a public float of less than $75 million.  The Company qualifies as a smaller reporting company as of its last measurement date (June 30, 2009).  Under the amendments, smaller reporting companies are able to elect whether to comply with specified financial and nonfinancial disclosure requirements on an item by item basis.  The amendments were effective February 4, 2008 and the Company has elected to avail itself of some of the relief provided in the amendments in connection with preparation of the Company’s annual meeting proxy statement and its periodic reports, including this annual report on Form 10-K/A.

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

Other Available Information

This annual report on Form 10-K/A is on file with SEC.  The Company also files with the SEC quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy materials for its annual meeting of shareholders.  You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100F Street, NE, Washington, DC  20549-0213, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. The Company's SEC-filed reports and proxy statements are also available through a link on the Company's website at www.communitybancorpvt.com.  The Company has also posted on its website the Company’s Code of Ethics for Senior Financial Officers and the Principal Executive Officer; the Insider Trading Policy and the charters of the Audit, Compensation, and Nominating Committees.  The information and documents contained on the Company's website do not constitute part of this report.  Copies of the Company's reports filed with the SEC (other than exhibits) can also be obtained by contacting Chris Bumps, Corporate Secretary, at our principal offices, which are located at 4811 U.S. Route 5, Derby, Vermont  05829 or by calling (802) 334-7915.

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

Fees paid to the principal accountant for various audit functions including, but not limited to, the audit of the annual financial statements in the Company's Form 10-K and Form 10-K/A Reports and review of the financial statements in the Company's Form 10-Q Reports.
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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP.

BY: /s/ Stephen P. Marsh	Date: March 30, 2010
Stephen P. Marsh, President
and Chief Executive Officer