Form 10-K/A
period 2009-12-31
COMMUNITY BANCORP /VT
filed 2010-04-28
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

AMENDMENT No. 2 on FORM 10-K/A

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

EXPLANATORY NOTE:  The sole purpose of this amendment is to correct an error in the reported amount of the one-way (purchased) and two-way (exchanged) Certificate of Deposit Account Registry System (CDARS) deposits included in the balance reported as of December 31, 2009 in the Company's  Management's Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this report), under the caption "Liquidity and Capital Resources."  Of the $17.2 million CDARS balance at December 31, 2009, $15.1 million represented one-way deposits and $2.1 million represented two-way deposits, rather than one-way deposits of $2.1 million and two-way deposits of $15.1 million as previously reported.

There were no changes to the Company's audited consolidated financial statements or the notes thereto, nor to any other disclosures in the report.

Part II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation

The following text amends and replaces in its entirety the text of the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report to Shareholders for the year ended December 31, 2009, included in filed Exhibit 13, which was previously filed with the Commission:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For the Years Ended December 31, 2009 and 2008

     Under Securities and Exchange Commission (SEC) Regulation G, public companies making disclosures containing financial measures that are not in accordance with generally accepted accounting principles in the United States (US GAAP or GAAP) must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure, as well as a statement of the company’s reasons for utilizing the non-GAAP financial measure.  The SEC has exempted from the definition of non-GAAP financial measures certain commonly used financial measures that are not based on GAAP.  However, two non-GAAP financial measures commonly used by financial institutions, namely tax-equivalent net interest income and tax- equivalent net interest margin, have not been specifically exempted by the SEC, and may therefore constitute non-GAAP financial measures under Regulation G.  However, we are unable to state with certainty whether the SEC would regard those measures as subject to Regulation G.

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

     Forward-looking statements are not guarantees of future performance.  They necessarily involve risks, uncertainties and assumptions.  Future results of the Company may differ materially from those expressed in these forward-looking statements.  Examples of forward looking statements included in this discussion include, but are not limited to, estimated contingent liability related to assumptions made within the asset/liability management process, management's expectations as to the future interest rate environment and the Company's related liquidity level, credit risk expectations relating to the Company's loan portfolio and its participation in the Federal Home Loan Bank of Boston (FHLBB) Mortgage Partnership Finance (MPF) program, and management's general outlook for the future performance of the Company, summarized below under "Overview".  Although forward-looking statements are based on management's current expectations and estimates, many of the factors that could influence or determine actual results are unpredictable and not within the Company's control.  Readers are cautioned not to place undue reliance on such statements as they speak only as of the date they are made.  The Company does not undertake, and disclaims any obligation, to revise or update any forward-looking statements to reflect the occurrence or anticipated occurrence of events or circumstances after the date of this Report, except as required by applicable law.  The Company claims the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995.

     Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (1) general economic or monetary conditions, either nationally or regionally, continue to deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services; (2) competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial service industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way as to reduce the Company's margins;  (4) changes in laws or government rules, or the way in which courts and government agencies interpret those laws or rules, increase our costs of doing business or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) changes in the level of nonperforming assets and charge-offs; (7) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (8) changes in consumer and business spending, borrowing and savings habits; and (9) the effect of and changes in the United States monetary and fiscal policies, including the interest rate policies and regulation of the money supply by the Federal Reserve Board, which, in turn, may result in inflation and interest rate, securities market and monetary fluctuations.

OVERVIEW

     The Company ended the year on December 31, 2009 with total assets of $505.3 million compared to $487.8 on December 31, 2008.  Gross loans and loans held for sale increased a total of $16.3 million and municipal investments increased $7.5 million, while the available-for-sale securities portfolio decreased $5.5 million, as maturities were used to fund loan demand.  Total deposits on December 31, 2009 were $418.8 million compared to $402.2 million on December 31, 2008.  The change in deposits reflected an increase of $24.6 million in non-maturing accounts, such as demand deposits, NOW and money market accounts and savings accounts, offset by a decrease in certificates of deposit of $8.1 million.  The Company believes that the low interest rate environment has caused some customers to leave money in money market and savings accounts for longer periods than in prior years.  While municipal deposits contributed to some of the growth in these accounts, an increase in non-municipal demand deposits and NOW accounts indicates a trend of growth of core deposits.

     On December 31, 2009, the FDIC required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  This assessment includes a three-basis point increase in assessment rates effective January 1, 2011 and assumes a 5% growth in deposit balances.  As a result of this prepayment assessment, the Company recorded a non-interest earning asset of $2.1 million on December 31, 2009, which will be amortized as a non-interest expense in future quarterly periods through 2012.

     The Company declared dividends of $0.48 per common share in 2009 compared to $0.68 per common share in 2008.  This reduction in dividends paid, along with earnings of $3.7 million resulted in a reduction in the Company’s accumulated deficit of $1.4 million and an increase in total shareholders’ equity of $1.6 million.

     Average earning assets increased $5.7 million in 2009 while average interest bearing liabilities increased $7.2 million.  Although average earning assets increased, the average yield earned on interest-earning assets decreased 78 basis points as variable rate assets repriced, and new loans were recorded, at prevailing interest rates.  Similarly, while average interest-bearing liabilities increased, the average rate paid on the average balances decreased by 75 basis points, resulting in a decrease of approximately $328,000 in tax equivalent net interest income.

     Net income for 2009 was $3.7 million, or $.79 per share, compared to $2.2 million, or $.46 per share in 2008.  Total non-interest income was $5.7 million in 2009 compared to $4.0 million in 2008.  Early in the year, the Federal Reserve committed to purchasing high levels of mortgage-backed securities in an effort to stimulate the real estate market.   The Federal Reserve’s actions immediately drove down mortgage interest rates and sparked very strong mortgage refinancing in 2009. As a result, the Company experienced stronger than expected income from the origination and subsequent sale of residential fixed rate mortgages to Freddie Mac during 2009.  Income from sold loans was $1.1 million in 2009 compared to $317,598 in 2008.  Another unanticipated source of non-interest income during 2009 was $471,055 in net realized gains from the sale of the Company’s mortgage backed securities (MBS) and collateralized mortgage obligations (CMO), compared to no realized gains in 2008.  The large increase in non-interest income from sales of loans and investment securities was unanticipated and non-recurring in nature.

     Non-interest expenses in 2009 were $18.0 million compared to $18.2 million, a decrease of 1.2%.  Contributing to the decrease was the write down of the Fannie Mae preferred stock in 2008 of $739,332, compared to a further write down of $94,446 in 2009.  Amortization of the intangibles related to the loans and deposits acquired in the 2007 merger with LyndonBank was also lower during 2009 than 2008.  Furthermore, in 2008 occupancy expense included the merger-related cost of the computer conversion of approximately $450,000 and salary and benefit expense included additional personnel costs associated with post-merger integration of operations.  However, in 2009 the Company incurred a significant expense in FDIC insurance premiums of $784,877, including a FDIC special assessment of $233,500, compared to total FDIC insurance premiums of $144,234 in 2008.

     Although some economic indicators point toward a recovering U.S. economy, the length and depth of recession continues to have a negative impact on the local economy, which is reflected in the high unemployment rates.  The manufacturing industry was hardest hit early in the recession with most if its layoffs occurring in early 2009.  In the farming sector, while milk prices saw some increase in 2009 it was not to the extent needed and the sector remains stressed.  The 2009 construction season was very slow for both commercial and residential contractors, leaving many with depleted financial resources and less prepared for the slow winter season and their 2010 startup.  The service sector ultimately was the last to be touched by the recession, with an increasing proportion of unemployment claims in late 2009.  Tourism is seeing the impact of the recession as well, with lodging, restaurants, and the ski industry reporting their numbers down.  Below average snowfall in the local area during the current winter season has also adversely affected the local tourism industry.  The local real estate markets remain sluggish and listing prices have been reduced in an effort to move homes; inventory levels remain high.  These economic factors are considered in assessing the level of the Company’s reserve for loan losses in an effort to adequately reserve for probable losses due to consequences of the recession. The Company has experienced an increase in past due and non-performing loans and criticized and classified assets during 2009.  Continued deterioration of the local economy and the resulting impact on the Company’s loan portfolio could present a challenge to the Company’s future core earnings.  The Company recorded a provision for loan losses of $625,004 in 2009 compared to $499,163 in 2008.

     The regulatory environment continues to increase operating costs and place extensive burden on management resources to comply with rules such as the Sarbanes-Oxley Act of 2002, the USA Patriot Act and the Bank Secrecy Act, established to protect the U.S. financial system and the customer from fraud, identity theft, money laundering, and terrorism.  The Company implemented significant changes to lending procedures brought on by The Mortgage Disclosure Improvement Act that became effective in July 2009, and changes in the regulations under the Real Estate Settlement Procedures Act, which took effect on January 1, 2010. These burdens and associated costs will only increase if the regulatory reform proposals currently being considered in Congress, including the creation of a new Consumer Financial Protection Agency, are enacted.

CRITICAL ACCOUNTING POLICIES

    The Company’s consolidated financial statements are prepared according to US GAAP.  The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities in the consolidated financial statements and related notes.  The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Because of the significance of these estimates and assumptions, there is a high likelihood that materially different amounts would be reported for the Company under different conditions or using different assumptions or estimates.  Management evaluates on an ongoing basis its judgment as to which policies are considered to be critical.

     Management believes that the calculation of the allowance for loan losses (ALL) is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements.  In estimating the ALL, management considers historical experience as well as other qualitative factors, including the effect of current economic indicators and their probable impact on borrowers and collateral, trends in delinquent and non-performing loans, trends in criticized and classified assets, concentrations of credit, levels of exceptions, and the impact of competition in the market. Management’s estimates used in calculating the ALL may increase or decrease based on changes in these factors, which in turn will affect the amount of the Company’s provision for loan losses charged against current period income.  Actual results could differ significantly from these estimates under different assumptions, judgments or conditions.

     Occasionally, the Company acquires property in connection with foreclosures or in satisfaction of debts previously contracted, other real estate owned (OREO).  Such properties are carried at fair value, which is the market value less estimated cost of disposition, i.e. sales commissions and costs associated with the sale.  Market value is defined as the cash price that might reasonably be anticipated in a current sale that is within 12 months, under all conditions requisite to a fair sale.  A fair sale means that a buyer and seller are each acting prudently, knowledgeably, and under no necessity to buy or sell.  Market value is determined, as appropriate, either by obtaining a current appraisal or evaluation prepared by an independent, qualified appraiser, by obtaining a Broker’s Price Opinion, and finally, if the Company has limited exposure and limited risk of loss, by the opinion of management as supported by an inspection of the property and its most recent tax valuation.  If the Company has a valid appraisal or an appropriate evaluation obtained in connection with the real estate loan, and there has been no obvious and material change in market conditions or physical aspects of the property, then the Company need not obtain another appraisal or evaluation when it acquires ownership of the property. Under recent and current market conditions, and periods of declining market values, the Company will generally obtain a new appraisal or evaluation.

     The amount, if any, by which the recorded amount of the loan exceeds the fair value, less cost to sell, is a loss which is charged to the allowance for loan losses at the time of foreclosure or repossession. The recorded amount of the loan is the loan balance adjusted for any unamortized premium or discount and unamortized loan fees or costs, less any amount previously charged off, plus recorded accrued interest.

     Companies are required to perform quarterly reviews of individual debt and equity securities in their investment portfolios to determine whether decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the materiality of the decline and the probability, extent and timing of a valuation recovery, the company’s intent to continue to hold the security and, in the case of debt securities, the likelihood that the company will not have to sell the security before recovery of its cost basis.  Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to fundamental factors specific to the issuer, such as financial condition and business prospects, or to market-related or other factors, such as interest rates, and in the case of debt securities, the extent to which the impairment relates to credit losses of the issuer, as compared to other factors.  Declines in the fair value of securities below their cost that are deemed in accordance with GAAP to be other than temporary, and declines in fair value of debt securities below their cost that are related to credit losses, are recorded in earnings as realized losses.  The non-credit loss portion of an other than temporary decline in the fair value of debt securities below their cost basis (generally, the difference between the fair value and the estimated net present value of the debt security) is recognized in other comprehensive income as an unrealized loss.

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

     The Company’s 2007 acquisition of LyndonBank requires the application of the purchase method of accounting.  Under the purchase method, the Company is required to record the net assets and liabilities acquired through an acquisition at fair value, with the excess of the purchase price over the fair value of the net assets recorded as goodwill and evaluated annually for impairment.  The determination of fair value requires the use of assumptions, including discount rates, changes in which could significantly affect assigned fair values.

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

RESULTS OF OPERATIONS

    The Company’s net income of $3.8 million for the year ended December 31, 2009 represented an increase of $1.6 million or 70.3% from net income of $2.2 million for 2008, resulting in earnings per common share of $0.79 and $0.46, respectively.  A slight decrease of $149,842 or 0.90% is noted in net interest income for 2009 compared to 2008, which is attributable to a decrease in interest rates throughout 2009 and continued pressure on the net interest spread and net interest margin.  Non-interest income increased $1.6 million or 40.1%, while non-interest expense decreased $211,394 or 1.2%.  The increase in non-interest income was mostly driven by the points and premiums booked in connection to the high volume of loans originated and sold on the secondary market.  Income from the sale of these loans amounted to $1.1 million for 2009 compared to $317,598 for 2008.  The Company sold its entire portfolio of Mortgage Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO) during 2009 for a net gain of $471,055 which contributed to the increase in non-interest income.  While the Company recorded less of a non-cash charge to income on its investment in the Fannie Mae preferred stock in 2009 ($94,446, versus $739,332 in 2008), the additional FDIC insurance expense of $640,643 offset the $644,886 difference in investment securities write downs year over year.  The Company is continuing to see the benefits from the merger with LyndonBank at the end of 2007 as the costs of the merger process diminish and the benefits of the asset base and economies of scale increase as noted in various sections throughout this discussion.

     The Company’s average assets increased $2.3 million or .48% in 2009, with total average assets of $493.8 million during 2009, compared to average assets of $491.5 million during 2008.  The average loan portfolio increased $12.4 million or 3.5% from 2008 to 2009.  That increase was partially offset by a decrease in the average volume of the investment portfolio of $5.2 million or 6.4% and cash and due from banks, including overnight deposits of $2.4 million or 21.3%.

     Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios, as well as other equity ratios, for each of the last two fiscal years:

	December 31,
	2009	2008

Return on Average Assets	0.76%	0.45%
Return on Average Equity	10.44%	6.30%
Dividend Payout Ratio (1)	60.76%	147.83%
Average Equity to Average Assets Ratio	7.27%	7.10%

(1)Dividends declared per common share divided by earnings per common share.

INTEREST INCOME VERSUS INTEREST EXPENSE

     The largest component of the Company’s operating income is net interest income, which is the difference between interest earned on loans and investments versus the interest paid on deposits and other sources of funds (i.e. other borrowings).  The Company’s level of net interest income can fluctuate over time due to changes in the level and mix of earning assets, and sources of funds (volume) and from changes in the yield earned and costs of funds (rate).  Tables A and B below provide a comparison for each period.  A portion of the Company’s income from municipal investments is not subject to income taxes.  Because the proportion of tax-exempt items in the Company's portfolio varies from year-to-year, to improve comparability of information across years, the non-taxable income shown in tables A and B below has been converted to a tax equivalent basis. Because the Company’s corporate tax rate is 34%, to equalize tax-free and taxable income in the comparison, we divide the tax-free income by 66%, with the result that every tax-free dollar is equivalent to $1.52 in taxable income.

     Tax-exempt income is derived from municipal investments, which comprised the entire held-to-maturity portfolio of $44.8 million and $37.3 million, respectively, at December 31, 2009 and 2008, along with a small municipal portfolio classified as available-for-sale amounting to approximately $1.2 million at December 31, 2008 that was acquired through the merger with LyndonBank.  The Company sold the $1.2 million portfolio during the first month of 2009 and recorded a loss of $12,122.  The Company’s available-for-sale portfolio includes two classes of Fannie Mae preferred stock acquired through the acquisition of LyndonBank, which carried a 70% tax exemption on dividends paid.  Dividend payments on the Fannie Mae preferred stock, which amounted to $68,843 for the first nine months of 2008, ceased in the last quarter of 2008 following the federal government’s action in September, 2008 placing Fannie Mae under conservatorship.  There were no dividends paid on this stock in 2009 and resumption of dividends on such stock in the near term is unlikely.

     The following table provides the reconciliation between net interest income presented in the statement of income and the tax equivalent net interest income presented in Table A below for the 12 month comparison periods of 2009 and 2008.

	For years ended
	December 31,
	2009	2008
	(Dollars in Thousands)

Net interest income as presented	$16,435	$16,584
Effect of tax-exempt income	705	884
Net interest income, tax equivalent	$17,140	$17,468

     The table below presents the following information for each of the last two fiscal years: average earning assets (including non-accrual loans) and average interest-bearing liabilities supporting earning assets; and tax equivalent interest income and interest expense expressed both in dollars and as a rate/yield.

Table A
Average Balances and Interest Rates

		2009			2008
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets	(Dollars in Thousands)

Loans (1)	$370,527	$21,908	5.91%	$358,127	$23,633	6.60%
Taxable investment securities	25,344	779	3.07%	31,875	1,464	4.59%
Tax exempt investment securities	46,299	2,072	4.48%	45,077	2,624	5.82%
Federal funds sold and overnight deposits	170	0	0.00%	1,734	64	3.69%
FHLBB stock (2)	3,319	0	0.00%	3,319	122	3.68%
Other investments	975	65	6.67%	843	64	7.59%
Total	$446,634	$24,824	5.56%	$440,975	$27,971	6.34%

Interest-Bearing Liabilities

NOW & money market funds	$126,369	$1,293	1.02%	$123,203	$2,069	1.68%
Savings deposits	53,218	163	0.31%	50,087	184	0.37%
Time deposits	169,267	4,692	2.77%	176,916	6,576	3.72%
Federal funds purchased and other borrowed funds	21,189	235	1.11%	14,662	360	2.46%
Repurchase agreements	18,401	255	1.39%	16,319	263	1.61%
Capital lease obligations	894	72	8.05%	913	75	8.21%
Junior subordinated debentures	12,887	974	7.56%	12,887	976	7.57%
Total	$402,225	$7,684	1.91%	$394,987	$10,503	2.66%

Net interest income		$17,140			$17,468
Net interest spread (3)			3.65%			3.68%
Interest margin (4)			3.84%			3.96%

(1) Included in gross loans are non-accrual loans with an average balance of $3,193,691 and $1,186,511 for the twelve months ended 2009 and 2008, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses.
(2) Dividends on FHLBB stock ceased during the fourth quarter of 2008 and are suspended until further notice.
(3) Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(4) Interest margin is net interest income divided by average earning assets.

     Interest income from loans of $21.9 million accounts for approximately 88.3% of total tax-equivalent interest income for 2009, compared to $23.6 million or 84.5% for 2008, with average yields of 5.91% and 6.60%, respectively. The average volume of loans increased $12.4 million, or 3.46% from 2008 to 2009, while the average rate earned on these assets decreased 69 basis points from 2008 to 2009, reflecting the low interest rate environment that prevailed throughout 2009, as loans repriced and new loans were recorded at lower rates.  Other investments consist primarily of required holdings of Federal Reserve Bank Stock (FRB), based on the Company’s paid in capital, and a capital contribution in CMTV Statutory Trust I (See Note 11 of the financial statements) at the Holding Company level.  As discussed in various sections of this Annual Report, dividend payments on the Federal Home Loan Bank of Boston Stock (FHLBB) ceased as of the beginning of 2009.  The annualized dividend rate on the FHLBB stock started the 2008 year at 6.50% and decreased to an annualized rate of 2.5% by the third quarter of 2008 when dividend payments ceased.  Dividends earned on the FHLBB stock in 2008 amounted to $121,267 with an average yield of 3.68%.  For presentation purposes, the Company chose to segregate this investment from other investments in order to more accurately present the yields on the remaining investments.

     Interest expense on time deposits represents approximately 61.1% of total interest expense for 2009 compared to 62.6% for 2008, with interest expense totaling $4.7 million and $6.6 million, respectively, and average rates paid of 2.77% and 3.72%, respectively.  The average volume of time deposits decreased $7.6 million or 4.3%, and the average rate paid decreased 95 basis points from 2008 to 2009.  The average volume of the capital lease obligation decreased $18,485 or approximately 2.0% from 2008 to 2009, which, due to the nature of the obligation will continue to decrease throughout its term.  Increases are noted in the average volumes of all other components of interest-bearing liabilities, with federal funds purchased and other borrowed funds (primarily through FHLBB) reporting the largest increase of $6.5 million or 44.5%, with average rates paid of 1.11% for 2009 compared to 2.46% for 2008.  Average balances of NOW and money market funds reported the second largest increase of $3.2 million or 2.6%, with average rates paid of 1.02% for 2009, compared to 1.68% for 2008.  The cost of borrowing funds through FHLBB remained more favorable during 2009 causing the Company to turn to that funding source as opposed to paying higher rates to attract more long-term borrowings such as time deposits.  This funding strategy accounts for the decrease in those deposits and the increase in borrowed funds. This strategy also helped the Company to limit the decline in the net interest spread to three basis points, with a spread of 3.65%for 2009, compared to last year’s spread of 3.68% in spite of the prolonged low-rate environment.

     The Company uses a deposit reclassification tool as an additional means to increase spread income. Deposit reclassification allows banks to reclassify certain balances of transactional accounts to non-transactional accounts for the purposes of calculating the daily non-interest bearing cash reserve balances required to be maintained at the FRB.  Prior to implementation in 2007, the Company’s reserve requirement for any given period was in excess of $1.0 million, with a 2006 year-end reserve requirement totaling approximately $3.0 million.  At December 31, 2009, the reserve requirement was $275,000 compared to $256,000 at December 31, 2008.  Under amendments to the Federal Reserve Act adopted in 2006 and further amended by EESA in 2008, the FRB began paying interest on required reserve balances in October 2008 at a rate equal to the average targeted federal funds rate less 10 basis points.

The following table summarizes the variances in income for the years 2009 and 2008 resulting from volume changes in assets and liabilities and fluctuations in rates earned and paid.

Table B
Changes in Interest Income and Interest Expense
	2009 vs. 2008
	Variance	Variance
Rate / Volume	Due to	Due to	Total
	Rate(1)	Volume(1)	Variance
	(Dollars in Thousands)
Interest-Earning Assets

Loans	$(2,544)	$818	$(1,726)
Taxable investment securities	(484)	(200)	(684)
Tax exempt investment securities	(622)	71	(551)
Federal funds sold and overnight deposits	(60)	(4)	(64)
FHLBB stock	(122)	0	(122)
Other investments	(10)	10	0
Total	$(3,842)	$695	$(3,147)

Interest-Bearing Liabilities

NOW & money market funds	$(829)	$53	$(776)
Savings deposits	(34)	12	(22)
Time deposits	(1,672)	(212)	(1,884)
Federal funds purchased and other borrowed funds	(284)	160	(124)
Repurchase agreements	(41)	33	(8)
Capital lease obligations	(2)	(1)	(3)
Junior subordinated debentures	(2)	0	(2)
Total	$(2,864)	$45	$(2,819)

Changes in Net Interest Income	$(978)	$650	$(328)

(1) Items which have shown a year-to-year increase in volume have variances allocated as follows:
Variance due to rate = Change in rate x new volume
Variance due to volume = Change in volume x old rate
Items which have shown a year-to-year decrease in volume have variances allocated as follows:
Variance due to rate = Change in rate x old volume
Variance due to volume = Change in volume x new rate
NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income: The Company's non-interest income increased 40.1% to $5.7 million in 2009 from just over $4.0 million in 2008. Income from sold loans and gains on securities are the largest items that contribute to total non-interest income.  Income from sold loans was approximately $1.1 million in 2009, an increase of $796,501 or 250.8% compared to $317,598 in 2008.  Due principally to the low interest rate environment in 2009 and the associated refinance activity, the Company experienced heavy secondary market residential mortgage sales volume.  Originations of loans sold to the secondary market were $70.1 million in 2009 compared to $27.4 million in 2008.  Although the Company anticipates a constant volume of secondary market sales, it does not expect to see numbers comparable to 2009 in the near future.  As mentioned in the “Results of Operations”, the Company chose to sell its entire MBS and CMO portfolios during the first half of 2009, resulting in a net gain of $471,055. These portfolios were acquired in the merger with LyndonBank. Historically, the Company has chosen not to hold MBS and CMOs in its investment portfolio.  Exchange income, a component of other income, increased $110,000 or 169.2% from $65,000 in 2008 to $175,000 in 2009.  The Company has five branch offices in close proximity to the US/Canadian border so depending on the currency exchange rate, these offices can experience a fairly constant volume of currency exchange.  The currency exchange rate was closer to par in 2008 thereby generating less demand for exchange.  Another component of other income, Supplemental Employee Retirement Plan (SERP) income, increased $100,941 from a loss of $64,984 in 2008 to income of $35,957 in 2009. This is investment income from assets held in a rabbi trust under the Company’s SERP.

Non-interest Expense: The Company's non-interest expense decreased 1.2% to just over $18.0 million compared to $18.2 million for 2008.  Salaries and wages increased $85,147 or 1.4% for 2009 compared to 2008.  The Company had anticipated a decrease in salaries due to the retirement of several long-time officers and employees whose positions were filled from within.  This decrease was offset by an increase of approximately $100,000 in commissions paid to mortgage loan originators given the high volume of loan activity during 2010.  Decreases are noted in many of the other components of non-interest expense with the most significant decrease on the write down of its investment in two classes of Fannie Mae preferred stock.  In 2008, the Company recorded a total non-cash charge before taxes of $739,332 ($487,959, net of tax) for this write down, compared to $94,446 ($62,334, net of tax) in 2009, a decrease of $644,886 or 87.2%.  This decrease was offset by an increase in FDIC insurance premiums of $640,643 with total premiums for 2008 of $144,234 compared to $784,877 for 2009.  The 2009 premiums include the “special assessment” paid in 2009 in the amount of $233,500.  Employee benefits decreased $155,135 or 6.7% from 2008 to 2009 which is attributable primarily to the higher costs in 2008 related to the LyndonBank merger.  Group insurance payments decreased $186,419 or 14.7% from 2008 to 2009 due in part to insurance payments made on behalf of former LyndonBank employees whose employment was terminated during the first half of 2008.  Occupancy expense decreased $244,161 or 7.6% with total expenses of $3.2 million for 2008 compared to $3.0 million for 2009.  Service contracts, a component of occupancy expense, decreased $60,559 or 8.4% from 2008 to 2009.  As a result of the LyndonBank merger, the Company acquired additional costs to terminate service contracts held by the former LyndonBank, accounting for this decrease from 2008 to 2009.  Other expenses increased $273,438 or 5.4% from 2008 to 2009.  Although some components of other expenses such as marketing, contributions and currency and transportation cost decreased in total by $161,164 or 22.7%, loss on limited partnerships increased $612,820 or 165.1%.  The amortization of the Company’s core deposit intangible (discussed in Note 7) was $665,760 for 2009 compared to $832,200 for 2008, contributing to a portion of the decrease in non-interest expense.

     Total losses relating to various limited partnership investments for affordable housing in our market area constitute a notable portion of other expenses.  These losses amounted to $983,904 or 18.4% of other expenses in 2009 compared to $371,084 or 7.3% in 2008. These investments provide tax benefits, including tax credits, and are designed to yield between 8% and 10%.The Company amortizes its investments in these limited partnerships under the effective yield method, resulting in the asset being amortized consistent with the periods in which the Company receives the tax benefit.  The Company entered into a new local partnership in 2009 with an amortization expense for the year of $626,185 which is the same partnership that produced the one-time historic tax credit of $549,378 mentioned in the “Results of Operations”.

APPLICABLE INCOME TAXES

     Provisions for income taxes increased as the tax benefit decreased from $324,622 in 2008 to a tax benefit of $315,319 in 2009, a decrease of $9,303 or 2.9%.  The decrease in the tax benefit in 2009 compared to 2008 reflected the increase in non-interest earnings in 2009, as well as the 2008 tax benefit of $251,373 on the write down of the Fannie Mae preferred stock and the tax benefit of $72,967 on the 2008 write down of mortgage servicing rights.  The offset was the tax credits for the investments in the limited partnerships of $402,780 in 2008 compared to $1,022,294 in 2009.

CHANGES IN FINANCIAL CONDITION

     The following discussion refers to the volume of average assets, liabilities and shareholders’ equity in the table labeled “Distribution of Assets, Liabilities and Shareholders’ Equity” on the next page.

     Average assets increased $2.3 million or 0.48% from December 31, 2008 to December 31, 2009.  The average volume of loans increased $12.4 million or 3.5% despite a weakening economy, due in part to the decrease in mortgage interest rates during the last quarter of 2008, which continued throughout 2009.  This decrease sparked interest in new loans and refinancings in both the residential and commercial mortgage portfolios.  The average volume of taxable investments decreased $6.5 million, or 20.3% during 2009, while the average volume of the tax-exempt portfolio increased approximately $1.1 million or 2.7% in volume year over year.  When the Company sold its MBS and CMO portfolios during 2009, it only replaced the volume necessary to collateralize its repurchase agreements with U.S. government sponsored enterprise securities, deploying funds to meet loan growth.  The held to maturity portfolio is made up of local municipal accounts and increased due to competitive pricing by the Company.

     Average liabilities increased $1.4 million or 0.30% from December 31, 2008 to December 31, 2009.  The average volume of time deposits decreased $7.6 million or 4.3% from 2008 to 2009 and the average volume of demand deposits decreased $3.1 million or 5.6% for the same period.  NOW and money market funds increased $3.2 million in average volume or by 2.6% and savings accounts increased $3.1 million or 6.3% year over year.  The average volume of borrowed funds increased $7.4 million or 50.6% from 2008 to 2009.  The average cost of funds from FHLBB during 2009 was 0.30%, causing the Company to rely more heavily on this source of funding as opposed to offering higher rates in order to replace the maturing time deposits.  While the Company strives to keep its core customers, there was not as much emphasis placed on attracting rate shoppers.  The Company was able to attract new municipal accounts, most of which were in the form of NOW or money market funds and some savings accounts, reflecting the increase in these categories.

    The following table provides a visual comparison of the breakdown of average assets and liabilities as well as average shareholders' equity for the comparison periods.  The numbers for 2007 are not reflective of the numbers for the acquired LyndonBank.

Distribution of Assets, Liabilities and Shareholder's Equity

	Year ended December 31,
	2009		2008		2007
Average Assets	Balance	%	Balance	%	Balance	%
	(Dollars in Thousands)
Cash and due from banks
Non-interest bearing	$8,672	1.76%	$9,504	1.93%	$7,004	2.01%
Federal funds sold and overnight deposits	170	0.03%	1,734	0.35%	10,203	2.93%
Taxable investment securities(1)	25,344	5.13%	31,875	6.49%	22,567	6.49%
Tax-exempt investment securities(1)	46,299	9.38%	45,077	9.17%	25,384	7.30%
Other securities(1)	3,907	0.79%	3,775	0.77%	2,391	0.69%
Total investment securities	75,550	15.30%	80,727	16.43%	50,342	14.48%
Gross loans	370,527	75.03%	358,127	72.86%	263,597	75.78%
Reserve for loan losses and accrued fees	(3,624)	-0.73%	(3,399)	-0.69%	(2,852)	-0.82%
Premises and equipment	14,286	2.89%	15,570	3.17%	12,111	3.48%
Other real estate owned	435	0.09%	63	0.01%	0	0.00%
Investment in Capital trust	387	0.08%	387	0.08%	65	0.02%
Bank owned life insurance	3,748	0.76%	3,622	0.74%	0	0.00%
Core deposit intangible	2,980	0.60%	3,710	0.76%	0	0.00%
Goodwill	11,574	2.34%	10,785	2.19%	0	0.00%
Other assets	9,135	1.85%	10,665	2.17%	7,364	2.12%
Total average assets	$493,840	100%	$491,495	100%	$347,834	100%

Average Liabilities

Demand deposits	$51,989	10.53%	$55,053	11.20%	$47,614	13.69%
Now and money market accounts	126,369	25.59%	123,203	25.07%	77,431	22.26%
Savings accounts	53,218	10.77%	50,087	10.19%	39,005	11.21%
Time deposits	169,267	34.28%	176,916	36.00%	132,393	38.06%
Total average deposits	400,843	81.17%	405,259	82.46%	296,443	85.22%

Other borrowed funds	22,083	4.47%	14,662	2.98%	1,685	0.49%
Repurchase agreements	18,401	3.73%	16,319	3.32%	13,825	3.97%
Junior subordinated debentures	12,887	2.61%	12,887	2.62%	2,154	0.62%
Other liabilities	3,721	0.75%	7,452	1.52%	2,255	0.65%
Total average liabilities	457,935	92.73%	456,579	92.90%	316,362	90.95%

Average Shareholders' Equity

Preferred stock	2,500	0.50%	2,500	0.51%	109	0.03%
Common stock	11,787	2.39%	11,601	2.36%	11,222	3.23%
Additional paid-in capital	25,892	5.24%	25,488	5.19%	23,659	6.80%
Accumulated deficit	(1,896)	-0.38%	(2,060)	-0.42%	(741)	-0.21%
Less: Treasury stock	(2,623)	-0.53%	(2,623)	-0.54%	(2,618)	-0.75%
Accumulated other comprehensive
income (loss)(1)	245	0.05%	10	0.00%	(159)	-0.05%
Total average shareholders' equity	35,905	7.27%	34,916	7.10%	31,472	9.05%
Total average liabilities and
shareholders' equity	$493,840	100%	$491,495	100%	$347,834	100%

(1)
In accordance with accounting for investments, securities classified as held to maturity are carried at book value and securities classified as available for sale are carried at fair value with the unrealized gain (loss), net of applicable income taxes, reported as a net amount in accumulated other comprehensive income (loss).  The Company does not carry, nor does it intend to carry, securities classified as trading.

CERTAIN TIME DEPOSITS

     Increments of maturity of time certificates of deposit and other time deposits of $100,000 or more outstanding on December 31, 2009 are summarized as follows:

Maturity Date	(Dollars in Thousands)

3 Months or Less	$16,103
Over 3 through 6 Months	15,673
Over 6 through 12 Months	8,646
Over 12 Months	22,840
Total	$63,262

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

     The Company’s Asset/Liability Policy has been enhanced with a contingency funding plan to help management prepare for unforeseen liquidity restrictions to include hypothetical severe liquidity crises.

     While assumptions are developed based upon current economic and local market conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

     The following reflects the Company's NII sensitivity analysis over one-year and two-year horizons, assuming a parallel shift of the yield curve as of December 31, 2009.

One Year Horizon		Two Year Horizon
Rate Change	Percent Change in NII	Rate Change	Percent Change in NII

Down 100 basis points	-0.79%	Down 100 basis points	-4.57%
Up 200 basis points	-0.24%	Up 200 basis points	2.58%

     The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions and factors, some of which are outside the Company’s control, including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Credit Risk - A primary challenge of management is to reduce the exposure to credit loss within the loan portfolio. Management follows established underwriting guidelines, and exceptions to the policy must be approved in accordance with limits prescribed by the Board of Directors.  The adequacy of the loan loss coverage is reviewed quarterly by the risk management committee of the Board of Directors and then presented to the full Board of Directors for approval.  This committee meets to discuss, among other matters, potential exposures, historical loss experience, and overall economic conditions.  Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency.  A variety of loans are reviewed periodically by an independent firm in order to assure accuracy of the Company's internal risk ratings and compliance with various internal policies and procedures, as well as those set by the regulatory authorities.  The Company also has a Credit Administration department whose function includes credit analysis and monitoring and reporting on the status of the loan portfolio including delinquent and non-performing loans.  Credit risk may also arise from geographic concentration of loans.  While the Company’s loan portfolio is derived primarily from its primary market area in northern Vermont, and in particular, Orleans County, geographic concentration is partially mitigated by the continued growth of the Company’s loan portfolio in central Vermont, and through the year-end 2007 LyndonBank acquisition, which increased the level of loans particularly in Caledonia County, and to a lesser extent in Lamoille and Franklin Counties.  The Company also monitors concentrations of credit to individual borrowers, to various industries, and to owner and non-owner occupied commercial real estate.

     The following table reflects the composition of the Company's loan portfolio as of December 31,

Composition of Loan Portfolio(1)

	2009		2008		2007		2006		2005
	Total	% of	Total	% of	Total	% of	Total	% of	Total	% of
	Loans	Total	Loans	Total	Loans	Total	Loans	Total	Loans	Total
	(Dollars in Thousands)
Real Estate Loans
Construction & Land
Development	$16,869	4.41%	$15,204	4.15%	$12,896	3.62%	$11,889	4.42%	$13,931	5.52%
Farm Land	10,039	2.63%	8,534	2.33%	9,646	2.70%	3,217	1.19%	2,870	1.14%
1-4 Family Residential	216,458	56.62%	213,279	58.28%	195,845	54.92%	157,008	58.30%	144,777	57.40%
Commercial	97,620	25.54%	88,547	24.19%	85,576	24.00%	54,236	20.14%	48,505	19.23%
Loans to Finance
Agricultural Production	952	0.25%	884	0.24%	2,431	0.68%	224	0.08%	214	0.09%
Commercial & Industrial	26,496	6.93%	23,307	6.37%	31,258	8.77%	21,993	8.17%	20,049	7.95%
Consumer Loans	13,635	3.57%	15,922	4.35%	18,461	5.18%	20,588	7.65%	21,296	8.44%
All Other Loans	190	0.05%	317	0.09%	459	0.13%	141	0.05%	567	0.23%
Gross Loans	382,259	100%	365,994	100%	356,572	100%	269,296	100%	252,209	100%

Less:
Allowance for Loan
Losses	(3,451)		(3,233)		(3,026)		(2,268)		(2,189)
Deferred Loan Fees	(152)		(301)		(443)		(632)		(684)
Net Loans	$378,656		$362,460		$353,103		$266,396		$249,336

(1) Includes loans held for sale and the loan portfolio of the acquired LyndonBank at fair value for 2009, 2008 and 2007;
balances presented for 2006 and 2005 do not include LyndonBank loans.

     The following table shows the estimated maturity of the Company's commercial loan portfolio as of December 31, 2009.

Maturity Schedule

	Fixed Rate Loans				Variable Rate Loans
	Within	2 - 5	After		Within	2 - 5	After
	1 Year	Years	5 years	Total	1 Year	Years	5 years	Total
	(Dollars in Thousands)
Real Estate
Construction & Land Development	$4,021	$137	$5,438	$9,596	$6,117	$506	$650	$7,273
Secured by Farm Land	73	497	2,829	3,399	3,644	2,123	873	6,640
Commercial Real Estate	5,693	3,331	10,248	19,272	25,242	49,906	3,200	78,348
Loans to Finance Agricultural Production	15	79	66	160	693	99	0	792
Commercial & Industrial Loans	3,029	7,026	875	10,930	11,025	4,555	(14)	15,566

Total	$12,831	$11,070	$19,456	$43,357	$46,721	$57,189	$4,709	$108,619

Allowance for loan losses and provisions - The Company maintains an allowance for loan losses at a level that management believes is appropriate to absorb losses inherent in the loan portfolio (See “Critical Accounting Policies). Although the Company, in establishing the allowance, considers the inherent losses in individual loans and pools of loans, the allowance is a general reserve available to absorb all credit losses in the loan portfolio.  No part of the allowance is segregated for, or allocated to, any particular loan or pools of loans.

     When establishing the allowance each quarter the Company applies a combination of historical loss factors and qualitative factors to pools of loans including the residential mortgage, commercial real estate, commercial and industrial, and consumer loan and overdraft portfolios.  The Company will shorten or lengthen its look back period for determining average portfolio historical loss rates as the economy either contracts or expands; during a period of economic contraction a shortening of the look back period may more conservatively reflect the current economic climate.  In light of the current recession, in late 2008 the Company modified its allowance methodology by shortening its historical look back period from five years to one to two years, and by also comparing loss rates to losses experienced during the last economic downturn, from 1999 to 2002. The highest loss rates experienced for these look back periods are applied to the various pools in establishing the allowance.

     The Company then applies numerous qualitative factors to each of these segments of the loan portfolio. Those factors include the levels of and trends in delinquencies and non-accrual loans, criticized and classified assets, volumes and terms of loans, and the impact of any loan policy changes. Experience, ability and depth of lending personnel, levels of policy and documentation exceptions, national and local economic trends, the competitive environment, and concentrations of credit are also factors considered.

     The following table summarizes the Company's loan loss experience for each of the last five years.

Summary of Loan Loss Experience (1)

December 31,	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Loans Outstanding End of Year	$382,259	$365,994	$356,572	$269,296	$252,209

Average Loans Outstanding During Year	$370,527	$358,127	$263,597	$263,901	$238,376

Loan Loss Reserve, Beginning of Year	$3,233	$3,026	$2,268	$2,189	$2,153

Loans Charged Off:
Residential Real Estate	110	162	0	6	5
Commercial Real Estate	80	16	51	17	0
Commercial	140	109	25	13	45
Consumer	146	115	172	91	130
Total	476	402	248	127	180
Recoveries:
Residential Real Estate	2	7	14	1	1
Commercial Real Estate	18	2	12	6	0
Commercial	12	21	3	3	6
Consumer	37	80	42	58	59
Total	69	110	71	68	66

Net Loans Charged Off	407	292	177	59	114
Provision Charged to Income	625	499	148	138	150

Allowance for loan loss of acquired bank	0	0	787	0	0
Loan Loss Reserve, End of Year	$3,451	$3,233	$3,026	$2,268	$2,189

Net Losses as a Percent of Average Loans	0.11%	0.08%	0.07%	0.02%	0.05%
Provision Charged to Income as a Percent
of Average Loans	0.17%	0.14%	0.06%	0.05%	0.06%
At End of Year:
Loan Loss Reserve as a Percent of
Outstanding Loans	0.90%	0.88%	0.85%	0.84%	0.87%

(1)  Does not include the loan loss experience for the acquired LyndonBank for 2005 through 2007.

     Specific allocations to the reserve are made for impaired loans.  Impaired loans are those that have been placed in non-accrual status. Commercial and commercial real estate loans are placed in non-accrual status when there is deterioration in the financial position of the borrower, payment in full of principal and interest is not expected, and/or principal or interest has been in default for 90 days or more. Such a loan need not be placed in non-accrual status if it is both well secured and in the process of collection.  Residential mortgages and home equity loans are considered for non-accrual status at 90 days past due and are evaluated on a case by case basis to assure that the Company’s net income is not materially overstated. The Company obtains current property appraisals and valuations and considers the cost to carry and sell collateral in order to assess the level of specific allocations required. Consumer loans are generally not placed in non-accrual but are charged off by the time they reach 120 days past due.

     A portion of the allowance (termed "unallocated") is established to absorb inherent losses that exist as of the valuation date although not specifically identified through management's process for estimating credit losses.  While the allowance is described as consisting of separate allocated portions, the entire allowance is available to support loan losses, regardless of category.

     The following table shows the allocation of the allowance for loan losses, as well as the percent of loans in each category to total loans:

Allocation of Allowance for Loan Losses (1)
December 31,	2009	%	2008	%	2007	%	2006	%	2005	%
	(Dollars in Thousands)
Domestic
Residential Real Estate	$1,589	57%	$1,404	58%	$1,258	55%	$1,055	58%	$973	57%
Commercial (2)	1,616	40%	1,497	37%	1,486	40%	956	34%	858	34%
Consumer	182	3%	255	5%	248	5%	204	8%	229	9%
Unallocated	64	0%	77	0%	34	0%	53	0%	129	0%
Total	$3,451	100%	$3,233	100%	$3,026	100%	$2,268	100%	$2,189	100%

(1) Does not include loan loss allowance information for the acquired LyndonBank for 2005 through 2007.
(2) Includes commercial loans secured by real estate, as well as unsecured commercial loans and those secured by other types of collateral

     The Company has experienced an increase in collection activity on loans 30 to 60 days past due during 2009. The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure.  The Company’s non-performing loans increased $2.6 million or 101.7% for 2009 compared to 2008, approximately $1.1 million or 73% for 2008 compared to 2007, $550 thousand or 59% for 2007 compared to 2006, and approximately $314 thousand or 51% for 2006 compared to 2005.  The increase for 2009 is attributable to three 1-4 family residential mortgage loans of substantial size, one of which amounts to $1.3 million and a commercial mortgage property amounting to $318,957.  The increase for 2008 is attributable primarily to five loans of substantial size that were changed to a non-accrual status during 2008.  The increase for 2007 is attributable primarily to the consolidation of non-performing loans of the recently acquired LyndonBank, which included $12 thousand in commercial loans past due 90 days or more and $757 thousand in non-accrual loans.  Management reports increasing trends in the levels of non-performing loans and criticized and classified assets, which is consistent with the length and depth of the current economic recession. Accordingly, during 2009 the Company has carried the maximum qualitative factor adjustment for economic conditions and has increased the factors for trends in delinquency and non-accrual loans and criticized and classified assets.

     When it is determined that future collection of interest and principal is doubtful, a loan is placed in non-accrual status.  At this point, the Company's policy is to reverse the accrued interest against current period income and to discontinue the accrual of interest until the borrower clearly demonstrates the ability and intention to resume normal payments, typically demonstrated by regular timely payments for a period of not less than six months.  Interest payments received on non-accrual or impaired loans are generally applied as a reduction of the loan principal balance.  Deferred taxes are calculated monthly, based on interest amounts that would have accrued through the normal accrual process.  As of December 31, for each respective year, this interest amounted to $117,575 for 2009, $72,954 for 2008, $55,507 for 2007, $32,362 for 2006, and $6,889 for 2005.

     Non-performing assets were made up of the following:

Non-Performing Assets (1)
December 31,	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Accruing Loans Past Due 90 Days or More:
Consumer	$20	$2	$11	$32	$8
Commercial	0	0	0	60	0
Commercial Real Estate	0	0	70	0	0
Residential Real Estate	538	245	57	113	169
Total Past Due 90 Days or More	558	247	138	205	177
Non-accrual Loans	3,844	2,119	1,338	721	436
Total Non-accrual, Past Due Loans	4,402	2,366	1,476	926	613
Other Real Estate Owned	743	185	0	0	0
Total Non Performing Loans	$5,145	$2,551	$1,476	$926	$613

Percent of Gross Loans	1.35%	0.70%	0.41%	0.34%	0.24%
Reserve Coverage of Non Performing Loans	67.07%	126.73%	205.01%	244.92%	357.10%

(1)  Does not include non-performing assets for the acquired LyndonBank for 2005 through 2007.

     The Company’s impaired loans increased $2.0 million or 107.8% during 2009 from $1.8 million at December 31, 2008 to $3.8 million as of December 31, 2009 with the increase almost equally divided between residential and commercial mortgage loans.  Specific allocations to the reserve increased accordingly for the same period, from $100,862 to $232,900.  Three of the impaired loans to one borrower totaling just under $1.0 million at December 31, 2008 were rewritten through a “Troubled Debt Restructuring” in 2009.  As of December 31, 2009, the book balance was $629,457 and the loan is being repaid according to terms.  The impaired portfolio mix as of December 31, 2009 includes approximately 65% residential real estate, 30% commercial real estate, with the balance in commercial or installment loans not secured by real estate, compared to 47%, 17%, and 36%, respectively in 2008.

     The Company’s OREO portfolio at December 31, 2009 consists of two properties acquired through the normal foreclosure process amounting to $158,000 and one former LyndonBank branch property in Derby, Vermont with an estimated fair value of $585,000, which was placed in OREO a short time after the merger, when that branch was consolidated with the Company’s main office.

     The Company is not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

     The Company is committed to a conservative lending philosophy and maintains high credit and underwriting standards. As of December 31, 2009, the Company maintained a residential loan portfolio of $216.5 million compared to $213.3 million as of December 31, 2008 and a commercial real estate portfolio (including construction, land development and farm land loans) of $124.5 million as of December 31, 2009 and $112.3 million as of December 31, 2008, together accounting for approximately 90% of the total loan portfolio for each period.

     The residential mortgage portfolio makes up the largest part of the overall loan portfolio and continues to have the lowest historical loss ratio.  The Company maintains a mortgage loan portfolio of traditional mortgage products and has not engaged in higher risk loans such as option ARM products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates.  In areas of the country where such risky products were originated, borrowers with little or no equity in their property have been defaulting on mortgages they can longer afford, and walking away from those properties as real estate values have fallen precipitously.  While real estate values have declined in the Company’s market area, the sound underwriting standards historically employed by the Company have mitigated the trends in defaults and property surrenders experienced elsewhere.  Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (PMI).  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  Junior lien home equity products make up 24% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%.  The residential mortgage portfolio has performed well in light of current economic conditions.

     Risk in the Company’s commercial and commercial real estate loan portfolios is mitigated in part by using government guarantees issued by federal agencies such as the US Small Business Administration and USDA Rural Development. At December 31, 2009, the Company had $17.8 million in guaranteed loans, compared to $15.9 million at December 31, 2008.

     Net loan losses increased for 2009, 2008 and 2007, while decreases are noted for 2006 compared to 2005.  Given these trends and the depth of the current recession, management increased the provision for loan losses to $625,004 for 2009, compared to $499,163 for 2008 and believes this is directionally consistent with the trends and risk in the loan portfolio and with the increase in the amount of the portfolio. The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans, and management continues to monitor the loan portfolio closely.

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

INVESTMENT SECURITIES

     The Company maintains an investment portfolio of various securities to diversify its revenues, as well as provide interest rate risk and credit risk diversification and to provide for its liquidity and funding needs.  The Company’s portfolio of available-for-sale securities decreased approximately $5.5 million in 2009, from $29.5 million at December 31, 2008 to just under $24.0 million at December 31, 2009.  This decrease is due primarily to approximately $7.0 million in maturities and paydowns and $15.7 million in sales during 2009, compared to $17.7 million in purchases, the proceeds of which were used to fund a portion of the loan growth.  The Company’s held-to-maturity portfolio consisted of obligations of state and political subdivisions with a book value of $44.8 million as of December 31, 2009, compared to $37.3 million as of December 31, 2008.  This increase was primarily due to additional investments for a few existing municipal customers as well as a few new municipal customers.

     Accounting standards require banks to recognize all appreciation or depreciation of investments classified as either trading securities or available-for-sale either through the income statement or on the balance sheet even though a gain or loss has not been realized.  Securities classified as trading securities are marked to market with any gain or loss charged to income.  The Company's investment policy does not permit the holding of trading securities. Securities classified as held-to-maturity are recorded at book value, subject to adjustment for other-than-temporary impairment.  Securities classified as available-for-sale are marked to market with any gain or loss after taxes charged to the equity portion of the balance sheet.  These adjustments in the available-for-sale portfolio resulted in an unrealized gain after taxes of $112,882 at December 31, 2009, compared to $532,859 at December 31, 2008.  This decrease is due primarily to the change in the interest rate environment.  As rates increase, securities with lower coupons decrease in value in order to equalize the yield.  Although classified as available for sale, these securities are short term and we anticipate keeping them until maturity.  The unrealized loss position of the investment portfolio as of December 31, 2009 is considered to be temporary.

     The Company acquired two classes of Fannie Mae preferred stock in the 2007 LyndonBank merger.  During the third quarter of 2008, the Company recorded a non-cash other-than-temporary impairment charge to income with respect to that stock in the amount of $739,332, with a tax benefit of $251,373, for a net charge to income totaling $487,959.  That action was taken after the federal government placed Fannie Mae and its sister government sponsored enterprise, Freddie Mac, under conservatorship.  During the second quarter of 2009, the Company recorded a further non-cash other-than-temporary impairment charge to income for its investment in the Fannie Mae preferred stock in the amount of $94,446, reducing the book value of those shares to the estimated fair market value of $68,164 as of June 30, 2009.  As of December 31, 2009 the estimated fair market value of the shares was $71,488, an increase of $32,944 over the December 31, 2008 estimated fair value of $38,544.

     The restricted equity securities comprise the Company’s membership stock in FRB and FHLBB.  On December 31, 2009 and 2008 the Company held $588,150 in FRB stock and $3.3 million in FHLBB stock.  Membership in FRB and FHLBB requires the purchase of their stock in specified amounts.  The stock is typically held for an extended period of time and can only be sold back to the issuer, or in the case of FHLBB, a member institution.  Restricted equity stock is sold and redeemed at par.  Due to the unique nature of the restricted equity stock, including the purpose for owning it, the ownership structure and the absence of a real “market” for the stock, these securities are not marked to market, but carried at par.

     Some of the Company’s investment securities have a call feature, meaning that the issuer may call in the investment, before maturity, at predetermined call dates and prices.  Given the low rate environment, many of those investments with call features were exercised during 2008, the proceeds of which were used by the Company to paydown borrowings.

     The Company's investment portfolios as of December 31 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009	(Dollars in Thousands)

Available-for-Sale
U. S. Government sponsored enterprise securities	$18,687	$138	$18	$18,807
U. S. Government securities	5,049	49	1	5,097
Preferred stock	68	3	0	71
	$23,804	$190	$19	$23,975

Held-to-Maturity
States and political subdivisions	$44,766	$777	$0	$45,543

Restricted Equity Securities (1)	$3,907	$0	$0	$3,907

Total	$72,477	$967	$19	$73,425

December 31, 2008

Available-for-Sale
U. S. Government sponsored enterprise securities	$8,172	$274	$0	$8,446
U. S. Government securities	4,047	153	0	4,200
States and political subdivisions	1,143	20	0	1,163
Mortgage-backed securities	15,117	491	7	15,601
Preferred stock	163	0	124	39
	$28,642	$938	$131	$29,449

Held-to-Maturity
States and political subdivisions	$37,288	$924	$0	$38,212

Restricted Equity Securities (1)	$3,907	$0	$0	$3,907

Total	$69,837	$1,862	$131	$71,568

(1)  Required equity purchases for membership in the Federal Reserve System and Federal Home Loan Bank System.

     In 2009 there were realized gains of $483,177 from the sale of the Company’s MBS and CMO portfolios and realized losses of $12,122 from the sale of the States and political subdivisions portfolio classified as available-for-sale, for a net realized gain of $471,055.  There were no sales of investments available-for-sale in 2008.  The write down of $739,332 in 2008 and $94,446 in 2009 on the Fannie Mae preferred stock was recorded as a separate component of non-interest expense through the consolidated statement of income.

     The following is an analysis of the maturities and yields of the debt securities in the Company's investment portfolio for each of the last three fiscal years:

Maturities and Yields of Investment Portfolio

December 31,	2009		2008		2007
		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average
	Value (1)	Yield (2)	Value (1)	Yield (2)	Value (1)	Yield (2)
	(Dollars in Thousands)
Available-for-Sale

U.S. Treasury & Agency Obligations
Due in one year or less	$8,311	3.17%	$6,149	4.44%	$9,978	6.16%
Due from one to five years	15,593	1.40%	6,498	4.40%	14,351	4.44%
Due from five to ten years	0	0.00%	0	0.00%	1,984	5.06%
Total	$23,904	2.01%	$12,647	4.42%	$26,313	5.14%

Tax-exempt Municipals
Due after ten years	$0	0.00%	$1,163	5.22%	$1,157	5.19%

Mortgage Backed Securities	$0	0.00%	$13,883	4.70%	$15,766	4.80%

Collateralized Mortgage Obligations	$0	0.00%	$1,718	3.80%	$2,102	4.48%

FRB Stock(3)	$588	6.00%	$588	6.00%	$138	6.00%

FHLBB Stock(3)	$3,319	0.00%	$3,319	2.50%	$3,319	6.50%

Preferred Stock	$71	0.00%	$39	0.00%	$1,538	8.43%

Held-to-Maturity

Obligations of State & Political Subdivisions
Due in one year or less	$35,864	3.31%	$28,694	4.65%	$29,717	5.46%
Due from one to five years	4,035	5.01%	3,934	5.32%	1,699	6.42%
Due from five to ten years	1,483	5.59%	1,414	5.86%	2,290	7.81%
Due after ten years	3,384	8.03%	3,246	8.24%	605	10.81%
Total	$44,766	3.89%	$37,288	5.08%	$34,311	5.76%

(1) Investments classified as available-for-sale are presented at fair value, and investments classified as held-to-maturity are presented at book value.
(2) The yield on Obligations of State and Political Subdivisions is calculated on a tax equivalent basis assuming a 34 percent tax rate.
(3) Required equity purchases for membership in the Federal Reserve System and Federal Home Loan Bank System.

BANK PREMISES AND EQUIPMENT

Major classes of bank premises and equipment and the total accumulated depreciation and amortization are as follows:

	2009	2008
	(Dollars in Thousands)

Buildings and improvements	$10,439	$10,945
Land and land improvements	2,572	2,707
Furniture and equipment	6,242	5,966
Leasehold improvements	1,277	1,268
Capital lease	928	928
Other prepaid assets	14	17
	21,472	21,831
Less accumulated depreciation and amortization	(7,835)	(6,842)
	$13,637	$14,989

     Depreciation included in occupancy and equipment expense amounted to $1,090,618 and $1,131,854, for the years ended December 31, 2009 and 2008, respectively.

     The Company leases seven of its fifteen locations, including two under capital lease arrangements.  The leases for these seven locations expire in various years through 2022 with options to renew.  During the third quarter of 2008, the Company sold the former LyndonBank’s operations center and a parcel of vacant land to a local non-profit organization.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. From December 31, 2008 to December 31, 2009, there has not been any activity that has created any additional types of off-balance-sheet risk.

     The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	Contract or
	--Notional Amount--
	2009	2008
	(Dollars in Thousands)

Unused portions of home equity lines of credit	$15,557	$14,848
Other commitments to extend credit	26,613	25,172
Residential construction lines of credit	1,671	2,187
Commercial real estate and other construction lines of credit	12,664	2,710
Standby letters of credit and commercial letters of credit	735	353
Recourse on sale of credit card portfolio	391	941
MPF credit enhancement obligation, net (See Note 17)	1,486	1,438

     Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company sold its credit card portfolio during the third quarter of 2007, but retained a partial recourse obligation under the terms of the sale, based on total lines, not balances outstanding.  Based on historical losses, the Company does not expect any significant losses from this commitment.

     In connection with its trust preferred securities financing completed on October 31, 2007, the Company guaranteed the payment obligations under the $12.5 million of capital securities of its subsidiary, CMTV Statutory Trust I.  The source of funds for payments by the Trust on its capital securities is payments made by the Company on its debentures issued to the Trust.  The Company's obligation under those debentures is fully reflected in the Company's balance sheet, in the gross amount of $12.9 million at December 31, 2007, of which $12.5 million represents external financing.

EFFECTS OF INFLATION

     Rates of inflation affect the reported financial condition and results of operations of all industries, including the banking industry.  The effect of monetary inflation is generally magnified in bank financial and operating statements because most of a bank's assets and liabilities are monetary in nature and, as costs and prices rise, cash and credit demands of individuals and businesses increase, while the purchasing power of net monetary assets declines.  During the recent economic downturn, the capital and credit markets have been experiencing significant volatility and disruption, with the federal government taking unprecedented steps to deal with the economic situation.  These measures include significant deficit spending, which could result in inflation in future periods.

     The impact of inflation on the Company's financial results depends on management's ability to react to changes in interest rates in order to reduce inflationary effect on performance.  Interest rates do not necessarily move in conjunction with changes in the prices of other goods and services. As discussed above, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against significant interest rate fluctuations, including those resulting from inflation.

LIQUIDITY AND CAPITAL RESOURCES

     Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings.  Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities.  Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process.  The Company’s principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities, sales of loans available for sale, and earnings and funds provided from operations.  Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to roll over risk on deposits and limits reliance on volatile short-term borrowed funds.  Short-term funding needs arise from declines in deposits or other funding sources and funding requirements for loan commitments.  The requirement to prepay the FDIC premiums for the next three years added to the Company’s challenge of meeting liquidity needs during 2009.  The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds however, it is increasingly more challenging to fund the balance sheet with core deposits.

     As part of its deposit-gathering efforts the Company has from time to time taken the approach of offering deposit specials at competitive rates, in varying terms that fit within the balance sheet mix.  The strategy of offering specials is meant to provide a means to retain deposits while not having to reprice the entire deposit portfolio.  The Company recognizes that with increasing competition for deposits, it may at times be desirable to utilize alternative sources of funding to supplement locally generated deposits.  In 2007, the Board of Directors approved an updated Asset Liability Management Funding Policy that includes the expanded use of brokered deposits as a supplemental funding source.  This will allow the Company to augment retail deposits and borrowings with brokered deposits as needed to help fund loans.  The Company’s Asset, Liability and Funds Management Policy limits the use of brokered deposits to 5% of total assets.  As of December 31, 2009, the Company had $17.2 million in deposits placed in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network account, which allows the Company to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits with other CDARS members.  The Company may also purchase deposits from other CDARS members.  Such deposits are generally considered a form of brokered deposits.  Of the $17.2 million in CDARS deposits at December 31, 2009, $2.1 million represented exchanged deposits with other CDARS participating banks and $15.1 million represented purchased deposits, compared to $12.6 million in CDARS deposits as of December 31, 2008, with $7.2 million representing exchanged deposits and $5.4 million representing purchased deposits.

     In 2009 the Company established a borrowing line with the FRB to be used as a contingency funding source.  For this Borrower-in-Custody arrangement, the Company pledged eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available line of $71.0 million.  Credit advances in the FRB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 75 basis points.  As of December 31, 2009, the Company had not borrowed any amount against this line.

     The Company has an unsecured Federal Funds line with the FHLBB an available balance of $500,000 at December 31, 2009 and 2008.  Interest is chargeable at a rate determined daily approximately 25 basis points higher than the rate paid on federal funds sold.  At December 31, 2009 and 2008, additional borrowing capacity of approximately $90.9 million and $130.9 million, respectively, was available through the FHLBB secured by the Company's qualifying loan portfolio (generally, residential mortgages).

     At December 31, 2009 and 2008, the Company had advances against the respective lines, consisting of the following:

	2009	2008
	(Dollars in Thousands)
Long-Term Borrowings
FHLBB term borrowing, 2.13% fixed rate, due January 31, 2011	$10,000	$0
Community Investment Program borrowing, 7.67% fixed rate,
due November 16, 2012	10	10
	10,010	10
Overnight Borrowings
Federal funds purchased (FHLBB) 0.200% and 0.375% respectively	3,401	12,562
Total Borrowings	$13,411	$12,572

     Under a separate agreement, the Company has the authority to collateralize public unit deposits up to its FHLBB borrowing capacity ($90.9 million and $130.9 million, respectively, less outstanding advances) with letters of credit issued by the FHLBB.  The Company offers a Government Agency Account to the municipalities collateralized with these FHLBB letters of credit.  At December 31, 2009 and 2008, approximately $40.2 million and $63.7 million, respectively, of qualifying residential real estate loans was pledged as collateral to the FHLBB for these collateralized governmental unit deposits.  Prior to 2009, the fee charged to the Company was based on the average daily balance outstanding at a rate of 20 basis points.  During 2009, the fee structure was changed to the amount of the line with a multiplier of 12.5 basis points and a minimum of $150.00 per letter of credit. Total fees for 2009 were $43,950 compared to $42,760 for 2008.

     Total cash dividends of $0.48 per common share were declared during 2009, representing a decrease of 29.4% over cash dividends of $0.68 declared during 2008.  The decision to reduce the quarterly dividend was carefully considered, given the importance of the dividend to our shareholders.  Management continues to believe that it was the right decision in light of the weakening economy and the pervasive uncertainty in the financial markets.  In December, 2009, the Company declared a $0.12 per common share cash dividend, payable February 1, 2010 to shareholders of record as of January 15, 2010, requiring the Company to accrue a liability of $543,493 for this dividend in the fourth quarter of 2009.

     The following table illustrates the changes in shareholders' equity from December 31, 2008 to December 31, 2009:

Balance at December 31, 2008 (book value $7.33 per common share)	$35,272,892
Net income	3,747,862
Issuance of common stock (dividend reinvestment)	636,611
Total dividends declared on common stock	(2,160,050)
Total dividends declared on preferred stock	(187,500)
Change in unrealized loss on available-for-sale securities, net of tax	(419,977)
Balance at December 31, 2009 (book value $7.56 per common share)	$36,889,838

     On February 24, 2009, the FRB issued supervisory guidance in connection with the payment of dividends and redemption and repurchases of stock by bank holding companies.  The guidance heightened expectations that a bank holding company will inform and consult with FRB supervisory staff in advance of declaring and paying any dividend that could raise safety and soundness concerns, such as a dividend exceeding current period earnings; redeeming or repurchasing regulatory capital instruments when the bank holding company is experiencing financial weaknesses; or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.  The guidance provides that a bank holding company should eliminate, defer or severely limit dividends if net income for the past four quarters is not sufficient to fully fund dividends; the prospective rate of earnings retention is not consistent with the holding company’s capital needs and overall current and prospective financial condition; or the holding company will not meet, or is in danger of not meeting, its minimum regulatory capital ratios.  The Company would be required to consult with, and obtain the approval of, FRB staff for payment of any dividends, including regular quarterly cash dividends, in future periods that are in excess of earnings for the applicable quarterly period.  In 2008 and recent prior years, the Company maintained a high dividend to earnings payout ratio, and in 2008 it significantly exceeded 100%.  In light of the FRB’s guidance on shareholder distributions, as well as prevailing economic conditions and management's desire to focus on preservation and growth of capital, the Company reduced its dividend payout ratio during 2009 to 60.76%, down from 147.83% in 2008.  Management does not expect dividend rates to return to the higher levels paid in 2008 and prior recent years.

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

     In August, 2008, the Board of Directors terminated a stock buyback program that had been in effect since 2000.

     The Bank is required under FRB rules to maintain a so-called consolidated leverage capital ratio of Tier 1 capital (as defined in the regulations) to total average assets (as defined).  Bank holding companies with total consolidated assets in excess of $500 million, or those with total consolidated assets less than $500 million that have a substantial amount of securities registered with the SEC, are also subject to the Federal Reserve Board’s risk-based capital regulations.  Those regulations include requirements as to ratios of Tier 1 capital to risk-based assets and total capital to risk-based assets.  The Company exceeded $500 million in assets for the first time as of December 31, 2009; however, it was already subject to the Federal Reserve Board’s consolidated capital requirements since its common stock is registered with the SEC.

     Regulators have also established minimum capital ratio guidelines for FDIC-insured banks under the prompt corrective action provisions of the Federal Deposit Insurance Act, as amended.  These minimums are risk-based capital ratio of 10.0%, Tier 1 capital ratio of 6.0% and Leverage ratio (Tier 1 capital to average assets) of 5.0%.

     As of December 31, 2009 both the Company and the Bank were considered well capitalized under regulatory capital guidelines.

     The following table shows the regulatory capital ratios for the Company and the Bank as of year end 2009 and 2008.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2009:
Total capital (to risk-weighted assets)
Consolidated	$40,326	11.57%	$27,877	8.00%	N/A	N/A
Bank	$40,336	11.60%	$27,811	8.00%	$34,764	10.00%

Tier I capital (to risk-weighted assets)
Consolidated	$36,875	10.58%	$13,939	4.00%	N/A	N/A
Bank	$36,885	10.61%	$13,906	4.00%	$20,858	6.00%

Tier I capital (to average assets)
Consolidated	$36,875	7.50%	$19,674	4.00%	N/A	N/A
Bank	$36,885	7.51%	$19,643	4.00%	$24,554	5.00%

As of December 31, 2008:
Total capital (to risk-weighted assets)
Consolidated	$36,765	11.04%	$26,639	8.00%	N/A	N/A
Community National Bank	$37,355	11.25%	$26,571	8.00%	$33,214	10.00%

Tier I capital (to risk-weighted assets)
Consolidated	$33,532	10.07%	$13,319	4.00%	N/A	N/A
Community National Bank	$34,122	10.27%	$13,285	4.00%	$19,928	6.00%

Tier I capital (to average assets)
Consolidated	$33,532	7.08%	$18,948	4.00%	N/A	N/A
Community National Bank	$34,122	7.22%	$18,917	4.00%	$23,569	5.00%

     The Company intends to continue the past policy of maintaining a strong capital resource position to support its asset size and level of operations.  Consistent with that policy, management will continue to anticipate the Company's future capital needs and will adjust its dividend payment practices consistent with those needs.

     From time to time the Company may make contributions to the capital of Community National Bank.  At present, regulatory authorities have made no demand on the Company to make additional capital contributions.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(b)  Exhibits

The following exhibits are filed as part of this Amendment No. 2 on Form 10-K/A:
Exhibit 31(i) - Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(ii) - Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(i) - Certification from the Chief Executive Officer of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32(ii) - Certification from the Chief Financial Officer of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

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

COMMUNITY BANCORP.

BY: /s/ Stephen P. Marsh	Date: April 27, 2010
Stephen P. Marsh, President
and Chief Executive Officer