Form 10-Q
period 2010-03-31
COMMUNITY BANCORP /VT
filed 2010-05-11
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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
YES (  )     NO(X)

At May 10, 2010, there were 4,568,592 shares outstanding of the Corporation's common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	March 31	December 31	March 31
Consolidated Balance Sheets	2010	2009	2009
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$9,280,046	$9,598,107	$8,408,662
Federal funds sold and overnight deposits	1,213	5,036	8,196
Total cash and cash equivalents	9,281,259	9,603,143	8,416,858
Securities held-to-maturity (fair value $47,593,000 at 03/31/10,
$45,543,000 at 12/31/09 and $40,875,000 at 03/31/09)	47,157,935	44,766,250	40,091,646
Securities available-for-sale	22,872,120	23,974,830	29,940,628
Restricted equity securities, at cost	3,906,850	3,906,850	3,906,850
Loans held-for-sale	460,795	321,983	1,262,322
Loans	383,672,422	381,937,123	362,353,977
Allowance for loan losses	(3,545,807)	(3,450,542)	(3,311,554)
Unearned net loan fees	(123,171)	(152,188)	(260,199)
Net loans	380,003,444	378,334,393	358,782,224
Bank premises and equipment, net	13,247,973	13,637,414	14,814,515
Accrued interest receivable	2,118,425	1,895,313	2,091,316
Bank owned life insurance	3,842,739	3,813,016	3,720,676
Core deposit intangible	2,529,888	2,663,040	3,162,360
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	718,000	743,000	185,000
Prepaid expense Federal Deposit Insurance Corporation (FDIC)	1,959,157	2,105,565	0
Other assets	8,398,651	7,948,031	7,653,280
Total assets	$508,071,505	$505,287,097	$485,601,944

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$51,665,027	$52,821,573	$49,322,103
NOW and money market accounts	140,384,990	146,244,454	120,669,051
Savings	55,259,464	52,448,863	54,048,600
Time deposits, $100,000 and over	53,689,519	63,261,583	56,542,427
Other time deposits	98,987,259	104,009,257	113,442,820
Total deposits	399,986,259	418,785,730	394,025,001
Federal funds purchased and other borrowed funds	36,022,000	13,411,000	16,750,000
Repurchase agreements	17,815,163	19,042,214	21,002,058
Capital lease obligations	866,420	876,536	905,707
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	3,092,536	3,394,779	4,249,220
Total liabilities	470,669,378	468,397,259	449,818,986

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 10,000,000 shares authorized,
4,782,483 shares issued at 03/31/10, 4,759,913 shares
issued at 12/31/09, and 4,683,143 shares issued at 03/31/09	11,956,208	11,899,783	11,707,858
Additional paid-in capital	26,308,634	26,192,359	25,736,372
Accumulated deficit	(843,864)	(1,192,409)	(1,956,344)
Accumulated other comprehensive income	103,926	112,882	417,849
Less: treasury stock, at cost; 210,101 shares at 03/31/10,
12/31/09 and 03/31/09	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	37,402,127	36,889,838	35,782,958
Total liabilities and shareholders' equity	$508,071,505	$505,287,097	$485,601,944

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
For The First Quarter Ended March 31,	2010	2009

Interest income
Interest and fees on loans	$5,451,021	$5,448,273
Interest on debt securities
Taxable	112,281	305,003
Tax-exempt	307,450	324,160
Dividends	16,137	16,137
Interest on federal funds sold and overnight deposits	350	9
Total interest income	5,887,239	6,093,582

Interest expense
Interest on deposits	1,214,480	1,757,547
Interest on federal funds purchased and other borrowed funds	137,201	61,362
Interest on repurchase agreements	48,851	69,146
Interest on junior subordinated debentures	243,564	243,564
Total interest expense	1,644,096	2,131,619

Net interest income	4,243,143	3,961,963
Provision for loan losses	125,001	125,001
Net interest income after provision for loan losses	4,118,142	3,836,962

Non-interest income
Service fees	560,804	492,305
Income from sold loans	136,282	340,424
Income on bank owned life insurance	29,723	30,597
Net realized gains on securities	0	23,635
Other income	504,992	264,595
Total non-interest income	1,231,801	1,151,556

Non-interest expense
Salaries and wages	1,392,671	1,393,846
Employee benefits	555,856	537,983
Occupancy expenses, net	779,175	796,265
FDIC insurance	158,368	273,832
Amortization of core deposit intangible	133,152	166,440
Other expenses	1,269,599	1,331,745
Total non-interest expense	4,288,821	4,500,111

Income before income taxes	1,061,122	488,407
Income tax expense (benefit)	122,210	(194,846)
Net income	$938,912	$683,253

Earnings per common share	$0.20	$0.14
Weighted average number of common shares
used in computing earnings per share	4,558,198	4,473,042
Dividends declared per common share	$0.12	$0.00
Book value per share on common shares outstanding at March 31,	$7.63	$7.44

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31,	2010	2009

Cash Flow from Operating Activities:
Net Income	$938,912	$683,253
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation and amortization, premises and equipment	264,548	275,093
Provision for loan losses	125,001	125,001
Deferred income tax benefit	(86,466)	(86,182)
Net gain on sale of securities	0	(23,635)
Net gain on sale of loans	(136,282)	(340,424)
Gain on sale of fixed assets	(9,649)	0
(Gain) loss on Trust LLC	(16,296)	17,195
Amortization (accretion) of bond premium (discount), net	95,390	(457)
Write down on OREO	25,000	0
Proceeds from sales of loans held for sale	6,414,847	25,908,639
Originations of loans held for sale	(6,417,377)	(25,648,693)
Decrease in taxes payable	(291,324)	(108,664)
Increase in interest receivable	(223,112)	(46,766)
Decrease in prepaid FDIC insurance assessment	146,408	0
Increase in mortgage servicing rights	(57,733)	(6,157)
Increase in other assets	(118,085)	(187,289)
Increase in bank owned life insurance	(29,723)	(30,597)
Amortization of core deposit intangible	133,152	166,440
Amortization of limited partnerships	123,897	244,890
Decrease in unamortized loan fees	(29,017)	(40,805)
Decrease in interest payable	(24,620)	(8,105)
(Decrease) increase in accrued expenses	(298,487)	11,472
Increase (decrease) in other liabilities	23,116	(445,071)
Net cash provided by operating activities	552,100	459,138

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	9,092,359	9,143,094
Purchases	(11,484,044)	(11,946,382)
Investments - available-for-sale
Sales and maturities	2,000,000	3,556,320
Purchases	(1,006,250)	(4,197,691)
(Increase) decrease in loans, net	(1,698,119)	2,399,580
Proceeds from sales of bank premises and equipment,
net of capital expenditures	134,543	(100,179)
Proceeds from sale of OREO	(81,650)	0
Recoveries of loans charged off	14,734	11,747
Net cash used in investing activities	(3,028,427)	(1,133,511)

The accompanying notes are an integral part of these consolidated financial statements.

	2010	2009
Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market & savings accounts	(4,205,409)	(2,862,698)
Net decrease in time deposits	(14,594,062)	(5,353,081)
Net (decrease) increase in repurchase agreements	(1,227,051)	1,915,602
Net decrease in short-term borrowings	(389,000)	(5,822,000)
Proceeds from long-term borrowings	23,000,000	10,000,000
Decrease in capital lease obligations	(10,116)	(9,345)
Dividends paid on preferred stock	(46,875)	(46,875)
Dividends paid on common stock	(373,044)	0
Net cash provided by (used in) financing activities	2,154,443	(2,178,397)

Net decrease in cash and cash equivalents	(321,884)	(2,852,770)
Cash and cash equivalents:
Beginning	9,603,143	11,269,628
Ending	$9,281,259	$8,416,858

Supplemental Schedule of Cash Paid During the Period
Interest	$1,668,716	$2,139,724

Income taxes	$500,000	$0

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$(13,570)	$(174,258)

Loans and bank premises transferred to OREO	$81,650	$0

Common Shares Dividends Paid
Dividends declared	$543,492	$0
Decrease (increase) in dividends payable attributable to dividends declared	2,252	(11,302)
Dividends reinvested	(172,700)	11,302
	$373,044	$0

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation and Consolidation

     The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for fair presentation of the financial condition and results of operations of the Company contained herein have been made.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 contained in the Company's Annual Report on Form 10-K/A.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full annual period ending December 31, 2010, or for any other interim period.

     Certain amounts in the 2009 financial statements have been reclassified to conform to the current year presentation.

Note 2.  Recent Accounting Developments

     In June 2009, the Financial Accounting Standards Board (FASB) issued a change to Accounting Standards Codification (ASC) Topic 860, "Transfers and Servicing",  to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of a previous FASB statement that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This ASC became effective for the Company on January 1, 2010.  Adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued a change to ASC Topic 810, "Consolidation", to amend certain requirements of consolidation of variable interest entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The ASC became effective for the Company on January 1, 2010.  Adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

     In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements," to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance became effective for the Company on January 1, 2010, except for the disclosure on the roll forward activities for any Level 3 fair value measurements, which will become effective with the reporting period beginning January 1, 2011.  Adoption of this new guidance requires additional disclosures of fair value measurements but did not have a material impact on the Company’s consolidated financial statements.

     In February 2010, the FASB issued ASU 2010-09, “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements,” related to events that occur after the balance sheet date but before financial statements are issued. This guidance amends existing standards to address potential conflicts with Securities and Exchange Commission (“SEC”) guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

Note 3.  Earnings per Common Share

     Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period (retroactively adjusted for stock splits and stock dividends), including Dividend Reinvestment Plan shares issuable upon reinvestment of dividends, and reduced for shares held in treasury.

The following table illustrates the calculation for the periods ended March 31, as adjusted for the cash dividends declared on the preferred stock:

For The First Quarter Ended March 31,	2010	2009

Net income, as reported	$938,912	$683,253
Less: dividends to preferred shareholders	46,875	46,875
Net income available to common shareholders	$892,037	$636,378
Weighted average number of common shares
used in calculating earnings per share	4,558,198	4,473,042
Earnings per common share	$0.20	$0.14

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

The Company's total comprehensive income for the comparison periods is calculated as follows:

For The First Quarter Ended March 31,	2010	2009

Net income	$938,912	$683,253
Other comprehensive loss, net of tax:
Change in unrealized holding gain on available-for-sale
securities arising during the period	(13,570)	(150,623)
Reclassification adjustment for gains realized in income	0	(23,635)
Net change in unrealized holding gain	(13,570)	(174,258)
Tax effect	4,614	59,248
Other comprehensive loss, net of tax	(8,956)	(115,010)
Total comprehensive income	$929,956	$568,243

Note 5.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value*

March 31, 2010
U. S. Government sponsored enterprise securities	$17,598,571	$125,439	$6,323	$17,717,687
U. S. Government securities	5,047,922	37,571	3,532	5,081,961
Preferred stock	68,164	4,308	0	72,472
	$22,714,657	$167,318	$9,855	$22,872,120
December 31, 2009
U. S. Government sponsored enterprise securities	$18,686,949	$138,283	$18,582	$18,806,650
U. S. Government securities	5,048,683	48,773	764	5,096,692
Preferred stock	68,164	3,324	0	71,488
	$23,803,796	$190,380	$19,346	$23,974,830
March 31, 2009
U. S. Government sponsored enterprise securities	$12,359,235	$202,459	$21,922	$12,539,772
U. S. Government securities	4,045,081	106,638	0	4,151,719
Mortgage-backed securities	12,740,598	476,447	574	13,216,471
Preferred stock	162,610	0	129,944	32,666
	$29,307,524	$785,544	$152,440	$29,940,628

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

March 31, 2010
States and political subdivisions	$47,157,935	$435,065	$0	$47,593,000

December 31, 2009
States and political subdivisions	$44,766,250	$776,750	$0	$45,543,000

March 31, 2009
States and political subdivisions	$40,091,646	$783,354	$0	$40,875,000

The scheduled maturities of debt securities available-for-sale were as follows:

	Amortized	Fair
	Cost	Value
March 31, 2010
Due in one year or less	$10,251,580	$10,308,291
Due from one to five years	12,394,913	12,491,357
	$22,646,493	$22,799,648
December 31, 2009
Due in one year or less	$8,229,400	$8,310,668
Due from one to five years	15,506,232	15,592,674
	$23,735,632	$23,903,342
March 31, 2009
Due in one year or less	$11,871,417	$12,119,098
Due from one to five years	8,409,068	8,533,326
Due from five to ten years	333,222	340,125
Due after ten years	8,531,207	8,915,413
	$29,144,914	$29,907,962

The scheduled maturities of debt securities held-to-maturity were as follows:

	Amortized	Fair
	Cost	Value*
March 31, 2010
Due in one year or less	$38,844,223	$38,844,000
Due from one to five years	4,458,048	4,567,000
Due from five to ten years	1,345,755	1,455,000
Due after ten years	2,509,909	2,727,000
	$47,157,935	$47,593,000
December 31, 2009
Due in one year or less	$35,864,578	$35,865,000
Due from one to five years	4,034,674	4,229,000
Due from five to ten years	1,483,336	1,677,000
Due after ten years	3,383,662	3,772,000
	$44,766,250	$45,543,000
March 31, 2009
Due in one year or less	$31,639,918	$31,640,000
Due from one to five years	4,026,116	4,222,000
Due from five to ten years	1,203,233	1,399,000
Due after ten years	3,222,379	3,614,000
	$40,091,646	$40,875,000

*Method used to determine fair value on held-to-maturity securities rounds values to nearest thousand.

     All investments with unrealized losses are presented either as those with a continuous loss position less than 12 months or as those with a continuous loss position for 12 months or more. Investments with unrealized losses were as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2010
U.S. Government sponsored
enterprise securities	$2,057,787	$6,323	$0	$0	$2,057,787	$6,323
U.S. Government securities	1,002,445	3,532	0	0	1,002,445	3,532
	$3,060,232	$9,855	$0	$0	$3,060,232	$9,855
December 31, 2009
U.S. Government sponsored
enterprise securities	$2,055,018	$18,582	$0	$0	$2,055,018	$18,582
U.S. Government securities	1,003,233	764	0	0	1,003,233	764
	$3,058,251	$19,346	$0	$0	$3,058,251	$19,346
March 31, 2009
U.S. Government sponsored
enterprise securities	$4,167,441	$21,922	$0	$0	$4,167,441	$21,922
Mortgage-backed securities	263,266	231	72,810	343	336,076	574
Preferred stock	32,666	129,944	0	0	32,666	129,944
	$4,463,373	$152,097	$72,810	$343	$4,536,183	$152,440

     With the exception of the two classes of Fannie Mae preferred stock, the unrealized losses are a result of increases in market interest rates and not of deterioration in the creditworthiness of the issuer.  At March 31, 2010 and December 31, 2009, there were two U.S. Government sponsored enterprise securities and one U.S. Government security in the investment portfolio in an unrealized loss position compared to four U.S. Government sponsored enterprise securities and one mortgage-backed security (MBS) in an unrealized loss position less than 12 months and one MBS in an unrealized loss position more than 12 months at March 31, 2009. These unrealized losses were principally attributable to changes in prevailing interest rates for similar types of securities.  The Company sold its entire MBS portfolio during the second quarter of 2009 and recorded a net gain of $447,419.

     Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.  At March 31, 2010 and December 31, 2009, the Company’s available-for-sale portfolio included two classes of Fannie Mae preferred stock with a book value of $68,164, which reflected two other-than-temporary impairment write downs on the investment in prior periods.  The fair market value of the Fannie Mae preferred stock as of March 31, 2010 was $72,472, an increase of $984 over the December 31, 2009 fair market value of $71,488.

Note 6.  Goodwill and Other Intangible Assets

     As a result of the merger with Lyndonbank on December 31, 2007, the Company recorded goodwill amounting to $11.6 million.  The goodwill is not amortizable and is not deductible for tax purposes.

     The Company also recorded $4.2 million of acquired identified intangible assets representing the core deposit intangible which is subject to amortization as a non-interest expense over a ten year period using a double declining method and is deductible for tax purposes.

As of March 31, 2010, the remaining amortization expense related to core deposit intangible is expected to be as follows:

2010	$399,456
2011	426,086
2012	340,869
2013	272,695
2014	272,695
Thereafter	818,087
Total	$2,529,888

     Management evaluates goodwill and the core deposit intangible asset for impairment periodically.  As of the date of the most recent such evaluation (December 31, 2009), management concluded that no impairment existed.

Note 7.  Income Taxes

     The Company receives tax credits for its investments in various low income housing partnerships which reduce taxes payable.  Periodically the Company has the opportunity to participate in a low income housing project that offers one-time historic tax credits.  In 2008, the Company was given this opportunity through a local project, with historic tax credit for 2009 amounting to $535,000, or $133,750 quarterly.  This one-time historic tax credit is reflected in the variance between the tax expense for the first quarter of 2010 and the tax benefit for the first quarter of 2009.

Note 8.  Fair Value

     ASC Topic 820-10-20, Fair Value Measurements and Disclosures provides a framework for measuring and disclosing fair value under U.S. Generally Accepted Accounting Principles.  The Statement requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

     Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC Topic 820-10-20 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Assets measured at fair value on a recurring basis and reflected in the balance sheet at the dates presented are summarized below:

March 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government sponsored enterprise securities	$0	$17,717,687	$0	$17,717,687
U.S. Government securities	2,006,935	3,075,026	0	5,081,961
Preferred stock	72,472	0	0	72,472
Total	$2,079,407	$20,792,713	$0	$22,872,120

December 31, 2009
Assets:
U.S. Government sponsored enterprise securities	$0	$18,806,650	$0	$18,806,650
U.S. Government securities	1,003,233	4,093,459	0	5,096,692
Preferred stock	71,488	0	0	71,488
Total	$1,074,721	$22,900,109	$0	$23,974,830

March 31, 2009
Assets:
U.S. Government sponsored enterprise securities	$0	$12,539,772	$0	$12,539,772
U.S. Government securities	4,151,719	0	0	4,151,719
Mortgage-backed securities	0	13,216,471	0	13,216,471
Preferred stock	32,666	0	0	32,666
Total	$4,184,385	$25,756,243	$0	$29,940,628

Assets measured at fair value on a nonrecurring basis and reflected in the balance sheet at the dates presented are summarized below:

March 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Loans held-for-sale	$460,795	$0	$0	$460,795
Residential mortgage servicing rights	0	1,029,799	0	1,029,799
Impaired loans, net of related allowance	0	2,341,106	0	2,341,106
Other real estate owned	0	718,000	0	718,000
Total	$460,795	$4,088,905	$0	$4,549,700

December 31, 2009
Assets:
Loans held-for-sale	$321,983	$0	$0	$321,983
Residential mortgage servicing rights	0	1,011,360	0	1,011,360
Impaired loans, net of related allowance	0	2,186,171	0	2,186,171
Other real estate owned	0	743,000	0	743,000
Total	$322,983	$3,940,531	$0	$4,262,514

March 31, 2009
Assets:
Loans held-for-sale	$1,262,322	$0	$0	$1,262,322
Residential mortgage servicing rights	0	966,267	0	966,267
Impaired loans, net of related allowance	0	713,157	0	713,157
Other real estate owned	0	185,000	0	185,000
Total	$1,262,322	$1,864,424	$0	$3,126,746

The fair value of loans held-for-sale is based upon an actual purchase and sale agreement between the Company and an independent market participant.  The sale is executed within a reasonable period following quarter end at the stated fair value.

Real estate properties acquired through or in lieu of loan foreclosure are carried as OREO and are initially recorded at fair value less estimated selling cost at the date of foreclosure.  Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, these assets are carried at the lower of their new cost basis or fair value, less estimated cost to sell.  Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed.  Appraisals are then done periodically on properties that management deems significant, or evaluations may be performed by management on properties in the portfolio that are less vulnerable to market conditions.  Subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value, less estimated cost to sell.

Fair values of financial instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents:  The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Investment securities:  The fair value of securities available for sale equals quoted market prices, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Level 1 securities include certain U.S. Government Bonds and preferred stock.  Level 2 securities include asset-backed securities, including obligations of government sponsored entities, certain U.S Government securities, mortgage-backed securities, municipal bonds and certain equity securities.

Restricted equity securities:  Restricted equity securities are comprised of Federal Reserve Bank (FRB) stock and Federal Home Loan Bank of Boston (FHLBB) stock.  These securities are carried at cost, which is believed to approximate fair value, based on the redemption provisions of the FRB and the FHLBB.  The stock is nonmarketable, and redeemable at par value.

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

Mortgage servicing rights:  Mortgage servicing rights are evaluated regularly for impairment based upon the fair   value of the servicing rights as compared to their amortized cost. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income, with loans divided into strata for valuation purposes based on their rates, terms and features. The Company obtains a third party valuation based upon loan level data, including note rate, type and term of the underlying loans. The model utilizes a variety of observable inputs for its assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows.  Mortgage servicing rights are subject to measurement at fair value on a nonrecurring basis and are classified as Level 2 assets.

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

The estimated fair values of the Company's financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Financial assets:
Cash and cash equivalents	$9,281	$9,281	$9,603	$9,603
Securities held-to-maturity	47,158	47,593	44,766	45,543
Securities available-for-sale	22,872	22,872	23,975	23,975
Restricted equity securities	3,907	3,907	3,907	3,907
Loans and loans held-for-sale, net	380,464	390,874	378,656	388,199
Mortgage servicing rights	991	1,030	933	1,011
Accrued interest receivable	2,118	2,118	1,895	1,895

Financial liabilities:
Deposits	$399,986	$402,241	$418,786	$420,933
Federal funds purchased and other
borrowed funds	36,022	35,991	13,411	13,549
Repurchase agreements	17,815	17,815	19,042	19,042
Capital lease obligations	866	866	877	877
Subordinated debentures	12,887	12,541	12,887	11,370
Accrued interest payable	209	209	234	234

The estimated fair values of commitments to extend credit and letters of credit were immaterial at March 31, 2010 and December 31, 2009.

Note 9.  Mortgage Servicing Rights

     During the first quarter of 2010, the market rates used to determine the fair value of the Company’s mortgage servicing rights remained relatively stable and at levels higher than the end of 2009.  Given this factor and the secondary market volume within the residential mortgage loan portfolio, management believes that the fair value of the mortgage servicing rights has increased since December 31, 2009 and that a write up in the amount of $104,176 was deemed appropriate as of March 31, 2010.

     The following table shows the changes on the mortgage servicing rights for the dates indicated:

	March 31,	December 31,	March 31,
	2010	2009	2009

Balance at beginning of year	$932,961	$960,110	$960,110
Mortgage servicing rights capitalized	48,222	584,004	242,334
Mortgage servicing rights amortized	(94,668)	(363,755)	(78,301)
Increase (decrease) in market value	104,179	(247,398)	(157,876)
Balance at end of period	$990,694	$932,961	$966,267

Note 10.  Legal Proceedings

     In the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 11.  Subsequent Event

     On March 30, 2010, the Company declared a cash dividend of $0.12 per share payable May 1, 2010 to shareholders of record as of April 15, 2010.  This dividend, amounting to $543,492, was accrued at March 31, 2010.

     For purposes of accrual or disclosure in these financial statements, the Company has evaluated subsequent events through the date of issuance of these financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended March 31, 2010

     Under Securities and Exchange Commission (SEC) Regulation G, public companies making disclosures containing financial measures that are not in accordance with generally accepted accounting principles in the United States (U.S. GAAP or GAAP) must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure, as well as a statement of the company’s reasons for utilizing the non-GAAP financial measure.  The SEC has exempted from the definition of non-GAAP financial measures certain commonly used financial measures that are not based on GAAP.  However, two non-GAAP financial measures commonly used by financial institutions, namely tax-equivalent net interest income and tax- equivalent net interest margin, have not been specifically exempted by the SEC, and may therefore constitute non-GAAP financial measures under Regulation G.  However, we are unable to state with certainty whether the SEC would regard those measures as subject to Regulation G.

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

     Forward-looking statements are not guarantees of future performance.  They necessarily involve risks, uncertainties and assumptions.  Future results of the Company may differ materially from those expressed in these forward-looking statements.  Examples of forward looking statements included in this discussion include, but are not limited to, estimated contingent liability related to assumptions made within the asset/liability management process, management's expectations as to the future interest rate environment and the Company's related liquidity level, credit risk expectations relating to the Company's loan portfolio and its participation in the Federal Home Loan Bank of Boston (FHLBB) Mortgage Partnership Finance (MPF) program, and management's general outlook for the local and national economy and the future performance of the Company.  Although forward-looking statements are based on management's current expectations and estimates, many of the factors that could influence or determine actual results are unpredictable and not within the Company's control.  Readers are cautioned not to place undue reliance on such statements as they speak only as of the date they are made.  The Company does not undertake, and disclaims any obligation, to revise or update any forward-looking statements to reflect the occurrence or anticipated occurrence of events or circumstances after the date of this Report, except as required by applicable law.  The Company claims the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995.

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

OVERVIEW

     Despite continuing challenges in the local and national economy, the Company’s consolidated assets on March 31, 2010 increased to $508.1 million from $505.3 million on December 31, 2009 and $485.6 million on March 31, 2009, representing an increase of 0.6% and 4.6%, respectively.  The most significant change in assets was an increase of $20.5 million in gross loans when comparing the first quarter 2009 to the first quarter 2010, and an increase of approximately $2.0 million from December 31, 2009 to March 31, 2010.   The increase in gross loans, quarter-to-quarter, was due to a $14.2 million increase in commercial loans and an increase in 1-4 family residential loans of $7.2 million, partially offset by a decrease of $1.5 million in consumer loans.  The $2.0 million increase in gross loans from December 31, 2009 to March 31, 2010 reflected a similar pattern of change in loan categories.

     Borrowed funds increased $22.6 million at March 31, 2010 compared to December 31, 2009.  The historic low interest rate environment in 2009 and into the first quarter of 2010 allowed the Company to fund the balance sheet with lower cost funds, resulting in an improvement in net interest margin of 8 basis points for the first quarter of 2010 compared to the first quarter of 2009.  The Company had taken advantage of the low fed funds rate and funded balance sheet growth throughout 2009 with short-term funds.  During the first quarter of 2010, anticipating an increase in long-term rates due to a steepening yield curve, the Company extended $18.0 million of short-term funding into longer-term FHLBB advances with two, three and five year maturities.  This will provide the Company with protection from interest-rate risk in the event of a rising rate environment.  $15.1 million of the Bank’s short-term funding replaced with FHLBB long-term borrowings had been in the form of one-way purchased funds in the Certificate of Deposit Account Registry Service (CDARS) program of Promontory Interfinancial Network (described in the Liquidity and Capital Resources section later).  This reallocation of funds contributed to the overall decrease in deposits of $18.7 million at March 31, 2010 compared to December 31, 2009, and in particular to the decrease in certificates of deposit during the same period.  NOW and money market accounts also decreased between periods, which is normal for the Company during the first quarter of the year as municipal accounts follow their annual finance cycle.  Deposits at March 31, 2010 include a new $11.2 million money market account of the Company's trust company affiliate, Community Financial Service Group (CFSG), which helped to offset the $14.0 million seasonal decrease in municipal accounts.

     Net income for the first quarter of 2010 was $938,912 or $0.20 per share compared to $683,253 or $0.14 per share in 2009.  As mentioned above, net interest income contributed to the increase with a higher net interest margin.  Non-interest income was also greater than the first quarter 2009 in spite of the fact that last year the Company generated record fee income from the sale of residential loans in the secondary market.  One of the more significant items that contributed to the positive variance was the valuation adjustment to mortgage servicing rights.  The increase in residential mortgage rates at the end of the quarter resulted in an increase of $104,179 in the value of the servicing rights as of March 31, 2010 versus a decrease in value of $157,876 as of March 31, 2009, creating a variance of $262,055 between periods.  Also contributing to an increase in first quarter net income this year compared to the same period last year is a decrease in non-interest expense of $211,290.  Two items contributing to the decrease are Federal Deposit Insurance Corporation (FDIC) insurance and losses on limited partnerships.  Last year in the first quarter the Company recorded an accrual of $133,000 for a special assessment by the FDIC and in 2009 the Company made a significant investment in a local senior housing project that increased the losses in those partnerships for the year.

     Throughout 2009, the Federal Reserve purchased trillions of dollars of mortgage-backed securities from Freddie Mac and Fannie Mae to support mortgage lending and the housing markets, driving down secondary market interest rates during the year and into the first quarter of 2010.  This action was abated at the end of the first quarter and mortgage rates started to increase.  The low interest rates in 2009 fueled stronger than expected income for the Company from the origination and subsequent sale of residential fixed rate mortgages to Freddie Mac.  However, these levels are not expected to continue in 2010, and the Company has already seen a decline in residential mortgage loan activity in the first quarter of 2010, compared to 2009.

     On April 13, 2010, the Board of Directors of the FDIC approved an interim rule to extend the Transaction Account Guarantee (TAG) program to December 31, 2010. Last year the program had been previously extended to June 30, 2010. Under the TAG program, customers of participating insured depository institutions are provided full deposit insurance coverage on transaction accounts. The interim rule gives the Board discretion to extend the program to the end of 2011, without additional rulemaking, if it determines that economic conditions warrant such an extension.  The TAG program provides unlimited FDIC insurance on deposits in transaction accounts earning less than or equal to 25 basis points.  This gives financial institutions who are participating in the TAG program an option for their customers with large dollar accounts who are looking for insured funds beyond the current FDIC coverage of $250,000.

     On March 30, 2010, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per common share, payable on May 1, 2010 to shareholders of record on April 15, 2010.  The Company is focused on increasing the profitability of the balance sheet, improving expense efficiency, and prudently managing risk, particularly as it pertains to credit in order to remain a well-capitalized bank in this challenging economic environment.

    Recent national economic news is declaring that the recession is over, or at least abating, and that there are signs that the economy is improving.  This glimmer of hope is based on increased spending in the business sector, supported by increases in manufacturing activity, increased spending at the consumer level, in retail and vehicle purchases and in tourism spending.  While there are signs of economic growth and some evidence that the labor market is stabilizing, the fact that unemployment rates remain high, the housing markets remain soft and expectations of inflation are low indicates that it will take time before the recovery shows true signs of expansion.  We believe it likely, therefore, that the Federal Reserve will maintain the low levels of the federal funds rate for an extended period of time.

     Local economic conditions are similar to national conditions, with high unemployment rates and a housing market that was sluggish, particularly at the beginning of the quarter.  More recently, activity in the residential real estate market has increased and was evident in an increase in the pipeline of mortgage applications at the end of the quarter, although, as expected, no where near the levels of 2009.  Jobless claims in the local manufacturing sector have subsided and some factories have increased work hours for production crews.  Areas that are struggling are the dairy industry and tourism due to a winter season that was negatively affected by limited snow and warmer than normal temperatures.  One positive note for the northeastern Vermont market area is a multi-phase expansion project of a local ski area, where construction of two hotels, a hockey arena, an indoor water park and a golf club house are expected to transform the ski resort to a year-round indoor and outdoor recreation destination resort.  This project is expected to inject $90 million of construction funding into the local economy over the next two years.  Each of the Company’s markets seems to have some project, segment or niche that is breathing life into its local economy and contributing to the increased level of commercial applications during the first quarter.

     While there are some signs of a recovery, the number of people unemployed and the limited new job opportunities suggest that the recovery will be slow and the economy in the Company’s markets will remain constrained for the time being.  The recent poor economic conditions continue to have a negative impact on the consumer, particularly as it relates to credit performance, which tends to lag economic cycles.  Past dues and non-performing loans increased during the first quarter of 2010 compared to 2009 as customers continue to struggle to make their mortgage payments, not only due to layoffs and reduced income, but some are plagued by high levels of other consumer debt as well.  These economic factors are considered in assessing the level of the Company’s reserve for loan losses in an effort to adequately reserve for probable losses due to consequences of the recession.

     The regulatory environment continues to increase operating costs and place extensive burden on management resources to comply with rules such as the Sarbanes-Oxley Act of 2002, the USA Patriot Act and the Bank Secrecy Act, established to protect the U.S. financial system and the customer from fraud, identity theft, money laundering, and terrorism.  The Company implemented significant changes to lending procedures brought on by the Mortgage Disclosure Improvement Act, which became effective in July 2009, and changes in the regulations under the Real Estate Settlement Procedures Act, which took effect on January 1, 2010. These burdens and associated costs will only increase if certain of the regulatory reform proposals currently being considered in Congress, including the creation of a new Consumer Financial Protection Agency, are enacted.

     The following pages describe our first quarter financial results in much more detail. Please take the time to read them to more fully understand the results of the three months ended March 31, 2010 in relation to the 2009 comparison period.  The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes included in this report and with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2009.

     This report includes forward-looking statements within the meaning of the Securities and Exchange Act of 1934 (the "Exchange Act").

CRITICAL ACCOUNTING POLICIES

    The Company’s consolidated financial statements are prepared according to U.S. GAAP.  The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities in the consolidated financial statements and related notes.  The SEC has defined a Company’s critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Because of the significance of these estimates and assumptions, there is a high likelihood that materially different amounts would be reported for the Company under different conditions or using different assumptions or estimates.  Management evaluates on an ongoing basis its judgment as to which policies are considered to be critical.

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

     Occasionally, the Company acquires property in connection with foreclosures or in satisfaction of debts previously contracted, other real estate owned (OREO).  Such properties are carried at fair value, which is the market value less estimated cost of disposition, i.e. sales commissions and costs associated with the sale.  Market value is defined as the cash price that might reasonably be anticipated in a current sale that is within 12 months, under all conditions requisite to a fair sale.  A fair sale means that a buyer and seller are each acting prudently, knowledgeably, and under no necessity to buy or sell.  Market value is determined, as appropriate, either by obtaining a current appraisal or evaluation prepared by an independent, qualified appraiser, by obtaining a Broker’s Price Opinion, or if the Company has limited exposure and limited risk of loss, by the opinion of management as supported by an inspection of the property and its most recent tax valuation.  If the Company has a valid appraisal or an appropriate evaluation obtained in connection with the real estate loan, and there has been no obvious and material change in market conditions or physical aspects of the property, then the Company need not obtain another appraisal or evaluation when it acquires ownership of the property. Under recent and current market conditions, and periods of declining market values, the Company will generally obtain a new appraisal or evaluation.

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

     The Company performs quarterly reviews of individual debt and equity securities in the investment portfolio to determine whether decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the materiality of the decline and the probability, extent and timing of a valuation recovery, the company’s intent to continue to hold the security and, in the case of debt securities, the likelihood that the company will not have to sell the security before recovery of its cost basis.  Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to fundamental factors specific to the issuer, such as financial condition and business prospects, or to market-related or other factors, such as interest rates, and in the case of debt securities, the extent to which the impairment relates to credit losses of the issuer, as compared to other factors.  Declines in the fair value of securities below their cost that are deemed in accordance with GAAP to be other than temporary, and declines in fair value of debt securities below their cost that are related to credit losses, are recorded in earnings as realized losses.  The non-credit loss portion of an other than temporary decline in the fair value of debt securities below their cost basis (generally, the difference between the fair value and the estimated net present value of the debt security) is recognized in other comprehensive income as an unrealized loss.

     Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are required to be initially capitalized at fair value and subsequently accounted for using the “fair value method” or the “amortization method”. Capitalized mortgage servicing rights are included in other assets in the consolidated balance sheet. Mortgage servicing rights are amortized into non-interest income in proportion to, and over the period of, estimated future net servicing income of the underlying financial assets.  The value of capitalized servicing rights represents the estimated present value of the future servicing fees arising from the right to service loans in the portfolio. The carrying value of the mortgage servicing rights is periodically reviewed for impairment based on a determination of fair value compared to amortized cost, and impairment, if any, is recognized through a valuation allowance and is recorded as amortization of other assets.  Subsequent improvement (if any) in the estimated fair value of impaired mortgage servicing rights is reflected in a positive valuation adjustment and is recognized in other income up to (but not in excess of) the amount of any prior impairment. Critical accounting policies for mortgage servicing rights relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of mortgage servicing rights requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Factors that may significantly affect the estimates used are changes in interest rates and the payment performance of the underlying loans.  The Company analyzes and accounts for the value of its servicing rights with the assistance of a third party consultant.

     The Company’s 2007 acquisition of LyndonBank requires the application of the purchase method of accounting.  Under the purchase method, the Company is required to record the net assets and liabilities acquired through an acquisition at fair value, with the excess of the purchase price over the fair value of the net assets recorded as goodwill and evaluated annually for impairment based on its fair value.  The determination of fair value requires the use of assumptions, including discount rates, changes in which could significantly affect assigned fair values.

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

RESULTS OF OPERATIONS

     The Company’s net income for the first quarter of 2010 was $938,912, representing an increase of $255,659 or 37.4% over net income of $683,253 for the first quarter of 2009. This resulted in earnings per share of $0.20 and $0.14, respectively, for the first quarters of 2010 and 2009.  Net interest income for the first quarter of 2010 increased $281,180 or 7.1% over the first quarter of 2009.  Although total interest income decreased $206,343 or 3.4%, this decrease was more than offset by a decrease in interest expense of $487,523 or 22.9% year over year, accounting for the increase in net interest income.  Despite a $20.5 million increase in loans between the first quarter of 2009 and 2010, interest and fees on loans, the major component of interest income, increased $2,748 or 0.1%.  Interest expense on deposits, the major component of interest expense, decreased $543,067 or 30.9% between the first quarter of 2009 and 2010, attributable in part to a decrease of $17.3 million in time deposits as well as a decrease in the rates paid on these deposit accounts.  NOW and money market accounts increased $19.7 million or 16.3% while the rate paid on these accounts decreased, contributing to the decrease in interest expense on deposits.

     As a result of the LyndonBank merger, the Company is required to amortize the fair value adjustments of the acquired loans and time deposits against net interest income and the core deposit intangible against non-interest expense.  The loan fair value adjustment was a net premium, creating a decrease in interest income of $11,978 for the first three months of 2010 compared to a decrease of $22,631 for the first three months of 2009.  The certificate of deposit fair value adjustment resulted in an increase in interest expense of $78,000 for the first three months of 2010, compared to an increase of $65,000 for the same period in 2009.  The amortization of the core deposit intangible amounted to a non-interest expense of $133,152 for the first three months of 2010, compared to $166,440 for the first three months of 2009.

     The low interest rate environment that prevailed throughout 2009 and into 2010 not only helped the Company to build its commercial and residential real estate mortgage loan portfolios, but also generated secondary market residential mortgage loan activity. Although secondary market activity was not as strong as a year ago, non-interest income from loan sales was still significant for the first three months of 2010, with income from sold loans totaling $136,282 versus $340,424 for the same period in 2009.  Most of the major components of non-interest expense decreased during the first three months of 2010, with FDIC insurance accounting for the largest decrease.  During the first quarter of 2009, the Company recorded FDIC insurance expense totaling $140,499 and a special assessment fee of $133,333, compared to FDIC insurance expense of $158,368 during the first quarter of 2010.

      Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.  The Company’s ROA and ROE began to return to more normal levels in 2009 and into 2010 as the LyndonBank merger related expenses become a part of the past.  The following table shows these ratios annualized for the comparison periods.

For the first quarter ended March 31,	2010	2009

Return on Average Assets	0.76%	0.58%
Return on Average Equity	10.18%	7.83%

INTEREST INCOME LESS INTEREST EXPENSE (NET INTEREST INCOME)

     Net interest income, the difference between interest income and interest expense, represents the largest portion of the Company's earnings, and is affected by the volume, mix, and rate sensitivity of earning assets and interest bearing liabilities, market interest rates and the amount of non-interest bearing funds which support earning assets.  The three tables below provide a visual comparison of the consolidated figures, and are stated on a tax equivalent basis assuming a federal tax rate of 34%.  The Company’s corporate tax rate is 34%; therefore, to equalize tax-free and taxable income in the comparison, the tax-free income is divided by 66%, with the result that every tax-free dollar is equal to $1.52 in taxable income.

     Tax-exempt income is derived from municipal investments which comprised the entire held-to-maturity portfolio of $47.2 million at March 31, 2010, and $40.1 million at March 31, 2009.  The Company acquired municipal investments through the merger with LyndonBank amounting to approximately $1.1 million, which were sold in January 2009, for a net loss of $12,122.  Also included in the Company’s available-for-sale portfolio are two classes of Fannie Mae preferred stock acquired in the merger, which, until the last quarter of 2008, carried a 70% tax exemption on dividends received.  Dividend payments on the Fannie Mae preferred stock ceased following the federal government’s action in September 2008, placing Fannie Mae under conservatorship.  Dividend payments on the Company’s holdings of FHLBB stock also ceased during the last quarter of 2008, as the FHLBB adopted measures to conserve its capital, including suspension of dividend payments.  Resumption of dividend payments on the Fannie Mae and FHLBB stock in 2010, and possibly beyond, is unlikely.

     The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the three month comparison periods of 2010 and 2009.

For the three months ended March 31,	2010	2009

Net interest income as presented	$4,243,143	$3,961,963
Effect of tax-exempt income	158,383	167,215
Net interest income, tax equivalent	$4,401,526	$4,129,178

     The following table presents average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the 2010 and 2009 comparison periods.

Average Balances and Interest Rates

	For the Three Months Ended March 31:
		2010			2009
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets

Loans (1)	$382,812,068	$5,451,021	5.77%	$367,427,373	$5,448,273	6.01%
Taxable investment securities	23,606,738	112,281	1.93%	27,636,654	305,003	4.48%
Tax exempt investment securities	46,423,263	465,833	4.07%	39,117,504	491,375	5.09%
Federal funds sold and overnight deposits	110,943	350	1.28%	232,714	9	0.02%
Other investments	975,150	16,137	6.71%	975,150	16,137	6.71%
Total	$453,928,162	$6,045,622	5.40%	$435,389,395	$6,260,797	5.83%

Interest-Bearing Liabilities

NOW & money market funds	$136,775,027	$319,199	0.95%	$125,313,270	$374,590	1.21%
Savings deposits	53,209,384	40,569	0.31%	51,095,067	38,500	0.31%
Time deposits	157,259,018	854,712	2.20%	172,922,618	1,344,458	3.15%
Federal funds purchased and other borrowed funds	33,970,678	119,572	1.43%	14,120,078	42,959	1.23%
Repurchase agreements	19,336,027	48,851	1.02%	19,396,523	69,146	1.45%
Capital lease obligations	869,919	17,629	8.22%	908,940	18,402	8.21%
Junior subordinated debentures	12,887,000	243,564	7.66%	12,887,000	243,564	7.66%
Total	$414,307,053	$1,644,096	1.61%	$396,643,496	$2,131,619	2.18%

Net interest income		$4,401,526			$4,129,178
Net interest spread (2)			3.79%			3.65%
Net interest margin (3)			3.93%			3.85%

(1) Included in gross loans are non-accrual loans with an average balance of $4,719,812 and $2,251,281 for the three months ended 2010 and 2009, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses.
(2) Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average earning assets.

     The average volume of earning assets for the first three months of 2010 increased $18.5 million or 4.3% compared to the same period of 2009, while the average yield decreased 43 basis points.  The average volume of loans increased $15.4 million or 4.2%, while the average yield decreased 24 basis points.  Interest earned on the loan portfolio comprised 90.2% of total interest income for the first three months of 2010 and 87.0% for the 2009 comparison period.  Loan activity was steady during the latter part of 2009 and into the first quarter of 2010 primarily in the residential and commercial real estate portfolios, contributing to the increase in the average loan portfolio.  The average volume of the taxable investment portfolio (classified as available-for-sale) decreased approximately $4.0 million or 14.6% between periods, and the average yield decreased 255 basis points.  The Company sold its entire collateralized mortgage obligation (CMO) and mortgage-backed securities (MBS) investment portfolio classified as available-for-sale, for approximately $14.6 million during the first half of 2009, and replaced it with $13.0 million in U.S. Government Agencies, accounting for a portion of the decrease in the average balances of the investment portfolio.  The remaining decrease in average investments is due to maturities within the Company’s available-for-sale portfolio, which were used to help fund loan growth.  The average volume of the tax exempt investment portfolio (classified as held-to-maturity) increased $7.3 million or 18.7%, due to new municipal investment for the Company, and the average tax equivalent yield decreased 102 basis points.  Interest earned on tax exempt investments (which is presented on a tax equivalent basis) comprised 7.7% of total interest income for the first three months of 2010 compared to 7.9% for the same period in 2009.

     In comparison, the average volume of interest bearing liabilities for the first three months of 2010 increased $17.7 million or 4.5% over the 2009 comparison period, while the average rate paid on these accounts decreased 57 basis points.  The average volume of NOW and money market funds increased $11.5 million or 9.2% and the average rate paid decreased 26 basis points.  This increase was due in part to an increase in municipal deposits that correspond to the new municipal investments mentioned in the prior paragraph.   The average volume of time deposits decreased $15.7 million, or 9.1%, and the average rate paid on time deposits decreased 95 basis points.  Competition for time deposits remains aggressive in the Company's market area and the Company has chosen to not pay up on these deposits and replace them with other funding sources, primarily borrowings from the FHLBB.  The average volume of federal funds purchased and other borrowed funds increased $19.9 million or 140.6% from an average volume of $14.1 million for the first three months of 2009 to $34.0 million for the same period in 2010.  Given the low rates on borrowed funds, both in overnight funds purchased and in long-term borrowings, the Company extended some of its overnight funds into two, three and five year advances to supplement its deposit funding.  The Company also increased core deposits at the end of March 2010 with an $11.2 million money market account from its affiliate, CFSG.

     The cumulative result of all these changes was an increase of 14 basis points in the net interest spread and an increase of eight basis points in the net interest margin.  The increase in the loan portfolio and the change in the mix of interest bearing liabilities, primarily time deposits versus borrowed funds, helped to increase net interest income and maintain a positive net interest spread and net interest margin despite a sustained low rate environment.

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first three months of 2010 and 2009 resulting from volume changes in average assets and average liabilities and fluctuations in rates earned and paid.

Changes in Interest Income and Interest Expense

	Variance	Variance
Rate / Volume	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance
Interest-Earning Assets
Loans	$(225,241)	$227,989	$2,748
Taxable investment securities	(173,544)	(19,178)	(192,722)
Tax exempt investment securities	(117,233)	91,692	(25,541)
Federal funds sold and overnight deposits	725	(384)	341
Other investments	0	0	0
Total	$(515,293)	$300,119	$(215,174)

Interest-Bearing Liabilities
NOW & money market funds	$(89,588)	$34,197	$(55,391)
Savings deposits	453	1,616	2,069
Time deposits	(404,776)	(84,970)	(489,746)
Federal funds purchased and other borrowed funds	16,409	60,204	76,613
Repurchase agreements	(20,143)	(152)	(20,295)
Capital lease obligations	18	(791)	(773)
Junior subordinated debentures	0	0	0
Total	$(497,627)	$10,104	$(487,523)

Changes in Net Interest Income	$(17,666)	$290,015	$272,349

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

     Non-interest income increased $80,245 or 7.0% for the first quarter of 2010 compared to the first quarter of 2009, from $1.15 million to $1.23 million.  A change in the structure of fees charged on deposit accounts and more favorable interchange rates contributed to the increase in these fees of $68,499 or 13.9% for the first quarter of 2010 compared to the first quarter of 2009.  The Company experienced strong loan activity during the first three months of 2009, primarily in residential mortgage loans sold to the secondary market, compared to the first three months of 2010, accounting for the decrease of $204,142 or 60.0% in income on sold loans.  The volume of loans sold during the first three months of 2009 was $25.9 million compared to $6.4 million in the same period in 2010.  The Company recognized income of $32,934 from its Supplemental Executive Retirement Program investment assets compared to a loss of $84,609 for the first three months of 2009, reflecting improved stock market conditions between periods.  The increase in activity in the commercial loan portfolio has helped to generate more non-interest income with fees totaling $95,786 for the first quarter of 2010 compared to $37,904 for the same period in 2009.

     Non-interest expense decreased $211,290 or 4.7% to $4.3 million for the first quarter of 2010 compared to $4.5 million for the 2009 comparison period.  Total FDIC insurance expense for the first quarter of 2010 was $158,368 compared to $273,832 for the first quarter of 2009.  The amortization of the core deposit intangible associated with the LyndonBank acquisition decreased $33,288 or 20.0% to $133,152 for the first quarter of 2010 compared to $166,440 for the first quarter of 2009.

     Non-interest expense for the first quarter of 2009 included a write down of $25,000 in the carrying value of the former LyndonBank Derby branch, held in OREO, resulting in an adjusted carrying value of $560,000 as of March 31, 2010.  The property’s original carrying value of $675,000 had previously been written down by $90,000 during 2009.

     Management monitors all components of other non-interest expense; additionally, a quarterly review is performed to assure that the accruals for these expenses are accurate and timely.  This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     The provision for income taxes changed from a tax benefit of $194,846 for the first quarter of 2009 to a tax expense of $122,210 for the first quarter of 2010.  The Company receives tax credits for its investments in various low income housing partnerships which reduce taxes payable.  From time to time, the Company has the opportunity to participate in a low income housing project that offers one-time historic tax credits.  In 2008, the Company was given this opportunity through a local project, with historic tax credit for 2009 amounting to $535,000, or $133,750 quarterly.  Total tax credits, including the one-time historic tax credit, recorded for the first quarter of 2009 amounted to $263,343, compared to regular tax credits of $133,701 for the first quarter of 2010.

CHANGES IN FINANCIAL CONDITION

     The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	March 31, 2010		December 31, 2009		March 31, 2009
Assets
Loans (gross)*	$384,133,217	75.61%	$382,259,106	75.65%	$363,616,299	74.88%
Available for Sale Securities	22,872,120	4.50%	23,974,830	4.74%	29,940,628	6.17%
Held to Maturity Securities	47,157,935	9.28%	44,766,250	8.86%	40,091,646	8.26%
*includes loans held for sale
Liabilities
Time Deposits	$152,676,778	30.05%	$167,270,840	33.10%	$169,985,247	35.01%
Savings Deposits	55,259,464	10.88%	52,448,863	10.38%	54,048,600	11.13%
Demand Deposits	51,665,027	10.17%	52,821,573	10.45%	49,322,103	10.16%
NOW & Money Market Funds	140,384,990	27.63%	146,244,454	28.94%	120,669,051	24.85%
Federal Funds Purchased and
Other Borrowed Funds	36,022,000	7.09%	13,411,000	2.65%	16,750,000	3.45%

     The Company's loan portfolio increased $1.9 million, or 0.5% from December 31, 2009 to March 31, 2010, and $20.5 million, or 5.6%, from March 31, 2009 to March 31, 2010.  The decrease in mortgage interest rates throughout 2009 triggered an increase in new loan activity during 2009, with an even larger increase in refinancing activity, especially in the residential loan portfolio.  During the last quarter of 2009 and into the first quarter of 2010, the Company experienced an increase in loan activity within the commercial and residential mortgage loan portfolio that the Company retains in-house.  Available-for-sale investments decreased $1.1 million or 4.6% through maturities and sales from December 31, 2009 to March 31, 2010, and $7.1 million or 23.6% year over year.  Most of the maturities and sales during 2009 and 2010 were used to fund loan growth and reinvestment in U.S. Government agencies.  Held-to-maturity securities increased $2.4 million or 5.3% during the first three months of 2010, and $7.1 million or 17.6% year to year.  As noted earlier in this discussion, the growth in the held-to-maturity portfolio is attributable to increased municipal investments.

     Time deposits decreased $14.6 million or 8.7% from December 31, 2009 to March 31, 2010 and $17.3 million or 10.2% from March 31, 2009 to March 31, 2010.  Competitive interest rate programs at other financial institutions accounted for some of the decrease as the Company chose to seek alternate sources of funding (primarily FHLBB borrowings) to replace these higher cost deposits.  Also affecting the time deposit balances in the comparison was the balance of one-way purchased funds in the CDARS program.   These funds totaled $5 million on March 31, 2009, and $15.1 million on December 31, 2009.  During the first quarter of 2010, as the $15.1 million in purchased CDARS funds matured, they were replaced with FHLBB advances, which are included in the $23 million increase in borrowed funds compared to year end 2009.  Savings deposits increased $2.8 million or 5.4% during the first three months of 2010 and $1.2 million or 2.2% year to year.  Demand deposits decreased $1.2 million or 2.2% during the first three months of 2010, compared to an increase of $2.3 million or 4.8% year to year.  NOW and money market funds reported a decrease of $5.9 million or 4.0% for the first three months of 2010, while year over year an increase of $19.7 million or 16.3% was reported.  The Company’s municipal accounts, which are primarily a component of NOW and money market funds, increased during the last half of 2009 to levels above the volume in the first quarter of 2009; however, due to normal cyclical activity, the volume on these accounts decreased during the first three months of 2010, accounting for most of the changes in both comparison periods.  The decrease was offset by an $11 million money market account from the Company’s affiliate, CFSG.  Other borrowed funds increased $22.6 million or 168.6% from December 31, 2009 to March 31, 2010 and $19.3 million or 115.1% year to year.  The average cost of funds from FHLBB during 2009 and into 2010 was approximately 0.30%, causing the Company to rely more heavily on this source of funding as opposed to offering higher rates in order to replace maturing time deposits, including the $15.1 million in purchased CDARS deposits.  While the Company strives to keep its core customers, there was not as much emphasis placed on attracting rate shoppers.

RISK MANAGEMENT

Interest Rate Risk and Asset and Liability Management - Management actively monitors and manages its interest rate risk exposure and attempts to structure the balance sheet to maximize net interest income while controlling its exposure to interest rate risk.  The Company's Asset/Liability Management Committee (ALCO) is made up of the Executive Officers and all the Vice Presidents of the Bank.  The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, and various business strategies.  The ALCO meets monthly to review financial statements, liquidity levels, yields and spreads to better understand, measure, monitor and control the Company’s interest rate risk.  In the ALCO process, the committee members apply policy limits set forth in the Asset, Liability, Liquidity and Investment policies approved by the Company’s Board of Directors.  The ALCO's methods for evaluating interest rate risk include an analysis of the effects of interest rate changes on net interest income and an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the entire balance sheet.

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

     The Company’s Asset/Liability Policy has been enhanced with a contingency funding plan to help management prepare for unforeseen liquidity challenges, with modeling based on hypothetical severe liquidity crisis scenarios.

     While management’s assumptions are developed based upon current economic and local market conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.  This is especially true in light of the continued significant market volatility during the last eighteen months and the unprecedented, sustained low interest rate environment.

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

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	March 31, 2010		December 31, 2009
	Total Loans	% of Total	Total Loans	% of Total

Construction & Land Development	$14,629,844	3.81%	$16,868,447	4.41%
Secured by Farm Land	9,398,030	2.45%	10,038,998	2.63%
1-4 Family Residential	217,526,833	56.62%	216,458,286	56.62%
Commercial Real Estate	100,337,682	26.12%	97,620,300	25.54%
Loans to Finance Agricultural Production	997,739	0.26%	952,305	0.25%
Commercial & Industrial Loans	27,760,026	7.23%	26,496,269	6.93%
Consumer Loans	13,209,440	3.44%	13,634,490	3.57%
All other loans	273,623	0.07%	190,011	0.05%
Total Gross Loans	384,133,217	100.00%	382,259,106	100.00%
Reserve for loan losses	(3,545,807)		(3,450,542)
Unearned loan fees	(123,171)		(152,188)
Net Loans	$380,464,239		$378,656,376

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

     The Company then applies numerous qualitative factors to each of these segments of the loan portfolio. Those factors include the levels of and trends in delinquencies and non-accrual loans; criticized and classified assets; volumes and terms of loans; and the impact of any loan policy changes. Experience, ability and depth of lending personnel, levels of policy and documentation exceptions, national and local economic trends, the competitive environment, and concentrations of credit are also factors considered.

     Specific allocations to the reserve are made for impaired loans.  Impaired loans are those that have been placed in non-accrual status. Commercial and commercial real estate loans are placed in non-accrual status when there is deterioration in the financial position of the borrower, payment in full of principal and interest is not expected, and/or principal or interest has been in default for 90 days or more. Such a loan need not be placed in non-accrual status if it is both well secured and in the process of collection.  Residential mortgages and home equity loans are considered for non-accrual status at 90 days past due and are evaluated on a case by case basis to assure that the Company’s net income is not materially overstated. Once the loan is deemed impaired, the Company obtains current property appraisals and valuations on significant properties and considers the cost to carry and sell collateral in order to assess the level of specific allocations required. Consumer loans are not placed in non-accrual but are charged off by the time they reach 120 days past due.

     The Company’s impaired loans increased $1.5 million or 38.1% during the quarter from $3.8 million at December 31, 2009 to $5.3 million as of March 31, 2010, reflecting the continued economic downturn.  The increase primarily consisted of three commercial mortgage loans totaling $1.4 million with two of the loans to the same borrower carrying 90% guarantees amounting to $998,699 from the USDA Rural Development.  Specific allocations to the reserve increased accordingly for the same period, from $232,900 to $298,100.  Loans rewritten through a troubled debt restructuring in 2009 consisted of three loans to one borrower with a balance of $629,457 as of December 31, 2009 and $610,944 as of March 31, 2010.  The combined restructured loan is being repaid according to the restructured terms.  The impaired portfolio mix as of March 31, 2010 includes 48% in both residential and commercial real estate compared to December 31, 2009 totals of approximately 65% residential real estate and 30% commercial real estate.  Management reports increasing trends in the levels of non-performing loans and criticized and classified assets, which is consistent with the length and depth of the current economic recession.  Accordingly, beginning in 2009, in its loan loss reserve analysis, the Company has carried the maximum qualitative factor adjustment for economic conditions and has increased the factors for trends in delinquency and non-accrual loans and criticized and classified assets.

     The Company is not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

     The Company’s OREO portfolio at March 31, 2010 and December 31, 2009 consisted of two properties acquired through the normal foreclosure process amounting to $158,000 and one former LyndonBank branch property in Derby, Vermont with a carrying value of $560,000 at March 31, 2010, which was placed in OREO a short time after the merger, when that branch was consolidated with the Company’s main office.  The March 31, 2010 carrying value of the property reflects a first quarter write down of $25,000.  In March, 2010, the Company acquired a property through the normal foreclosure process and then immediately sold the property to a third party, with no gain or loss recognized from the sale.  As of March 31, 2010 and December 31, 2009, the OREO balance was $718,000 and $743,000, respectively.

     The Company is committed to a conservative lending philosophy and maintains high credit and underwriting standards. As of March 31, 2010, the Company maintained a residential loan portfolio of $217.5 million compared to $216.5 million as of December 31, 2009 and a commercial real estate portfolio (including construction, land development and farm land loans) of $124.4 million as of March 31, 2010 and $124.5 million as of December 31, 2009, together accounting for approximately 90% of the total loan portfolio for each period.

     The residential mortgage portfolio makes up the largest part of the overall loan portfolio and continues to have the lowest historical loss ratio.  The Company maintains a mortgage loan portfolio of traditional mortgage products and has not engaged in higher risk loans such as option ARM products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates.  In areas of the country where such risky products were originated, borrowers with little or no equity in their property have been defaulting on mortgages they can no longer afford, and are walking away from those properties as real estate values have fallen precipitously.  While real estate values have declined in the Company’s market area, the sound underwriting standards historically employed by the Company have mitigated the trends in defaults and property surrenders experienced elsewhere.  The Company generally requires private mortgage insurance (PMI) on residential mortgages with loan-to-values exceeding 80%.  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  Junior lien home equity products make up 24% of the Company’s residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%.  The residential mortgage portfolio has performed well in light of current economic conditions.

     Risk in the Company’s commercial and commercial real estate loan portfolios is mitigated in part by using government guarantees issued by federal agencies such as the US Small Business Administration and USDA Rural Development. At March 31, 2010, the Company had $18.3 million in guaranteed loans, compared to $17.8 million at December 31, 2009.

     Given these trends and the current recession, the provision for loan losses for both periods was $125,001. Management will continue to monitor the activity of non-performing assets and adjust the provision in future periods if situations warrant an increase.  The Company has an experienced collections department that continues to actively work with borrowers to resolve problem loans.

The following table summarizes the Company's loan loss experience for the three months ended March 31,

	2010	2009

Loans Outstanding End of Period	$384,133,217	$363,616,299
Average Loans Outstanding During Period	$382,812,068	$367,427,373
Non-Accruing Loans	$5,306,490	$2,408,386

Loan Loss Reserve, Beginning of Period	$3,450,542	$3,232,932
Loans Charged Off:
Residential Real Estate	17,000	0
Commercial Real Estate	0	0
Commercial Loans not Secured by Real Estate	40	14,747
Consumer Loans	27,430	43,379
Total Loans Charged Off	44,470	58,126
Recoveries:
Residential Real Estate	1,078	0
Commercial Real Estate	1,022	1,085
Commercial Loans not Secured by Real Estate	1,539	3,512
Consumer Loans	11,095	7,150
Total Recoveries	14,734	11,747
Net Loans Charged Off	29,736	46,379
Provision Charged to Income	125,001	125,001
Loan Loss Reserve, End of Period	$3,545,807	$3,311,554

Net Charge Offs to Average Loans Outstanding	0.008%	0.013%
Provision Charged to Income as a Percent of Average Loans	0.033%	0.034%
Loan Loss Reserve to Average Loans Outstanding	0.926%	0.901%
Loan Loss Reserve to Non-Accruing Loans*	66.820%	137.501%

*The percentage for 2010 includes two loans that were transferred to non-accrual status during the first quarter of 2010 carrying 90% guarantees by USDA Rural Development which, if deducted, would increase the coverage to 144.618% as of March 31, 2010.

Non-performing assets for the comparison periods were as follows:

	March 31, 2010		December 31, 2009
		Percent		Percent
	Balance	of Total	Balance	of Total

Non-Accruing loans	$5,306,490	87.46%	$3,843,820	87.32%
Loans past due 90 days or more and still accruing	760,715	12.54%	557,976	12.68%
Total	$6,067,205	100.00%	$4,401,796	100.00%

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

     The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities.  During times of recessionary periods, a declining housing market can result in an increase in loan loss reserves or ultimately an increase in foreclosures.  Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to loan prepayment risks, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product.  The recent deterioration of the economy and disruption in the financial markets has heightened the Company’s market risk.  The Company actively monitors and manages its interest rate risk through the ALCO process.

     During the first quarter of 2010, the market rates used to determine the fair value of the Company’s mortgage servicing rights have remained relatively stable and at levels higher than the end of 2009.  Given this factor and the secondary market volume within the residential mortgage loan portfolio, management believes that the fair value of the mortgage servicing rights has increased since December 31, 2009 and that a write up in the amount of $104,176 was deemed appropriate as of March 31, 2010.  At such date, the net carrying value of the Company’s mortgage servicing rights portfolio was $990,694, compared to $932,961 at year end 2009 and $966,267 at March 31, 2009.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit (including commercial and construction lines of credit), standby letters of credit and risk-sharing commitments on certain sold loans.   Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.  During the first three months of 2010, the Company did not engage in any activity that created any additional types of off-balance-sheet risk.

     The Company generally requires collateral or other security to support financial instruments with credit risk.  The Company's financial instruments or commitments whose contract amount represents credit risk as of March 31, 2010 were as follows:

Contract or
Notional Amount

Unused portions of home equity lines of credit	$16,599,751
Other commitments to extend credit	25,825,698
Residential construction lines of credit	692,035
Commercial real estate and other construction lines of credit	25,692,343
Standby letters of credit and commercial letters of credit	1,318,391
Recourse on sale of credit card portfolio	404,030
MPF credit enhancement obligation, net of liability recorded	1,504,535

     Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The recourse provision under the terms of the sale of the Company’s credit card portfolio in 2007 is based on total lines, not balances outstanding.  The remaining recourse, which consists of business customers and Canadian customers, is subject to increase if the Company were to approve a requested increase by a customer whose credit line was still active and included in the recourse portfolio.  Based on historical losses, and adjusting for current economic conditions, the Company does not expect any significant losses from this commitment.

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

     In order to attract deposits, the Company has from time to time taken the approach of offering deposit specials at competitive rates, in varying terms that fit within the balance sheet mix.  The strategy of offering specials is meant to provide a means to retain deposits while not having to reprice the entire deposit portfolio.  The Company recognizes that with increasing competition for deposits, it may at times be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits purchased through the CDARS provide an alternative funding source when needed.  Such deposits are generally considered a form of brokered deposits.  These funds totaled $5.0 million and $15.1 million on March 31, 2009 and December 31, 2009, respectively.  During the first quarter of 2010, as the $15.1 million in purchased deposits matured, they were replaced with FHLBB advances, which are included in the $23.0 million increase in borrowed funds compared to year end 2009.  Anticipating an increase in long-term rates due to a steepening yield curve, the Company extended $18.0 million of short-term funding into longer-term FHLBB advances with two, three and five year maturities.  This will provide the protection for the balance sheet from interest-rate risk during a rising rate environment.  This reallocation of funds contributed to the decrease in certificates of deposit during the comparison period.  In addition, two-way CDARS deposits allow the Company to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits with other CDARS members.    At March 31, 2010, the entire balance of $2.9 million in CDARS deposits represented exchanged deposits with other CDARS participating banks and at December 31, 2009, $2.1 million of the $17.2 million in CDARS deposits represented exchanged deposits.

     During the first three months of 2010, the Company's loan portfolio increased $1.8 million or 0.5%.  Demand for residential mortgages was moderate compared to the level of activity in 2009, while commercial mortgage demand increased during this period and remains favorable into the second quarter of 2010.  The available-for-sale investment portfolio decreased $1.1 million or 4.6% while the held-to-maturity investment portfolio increased $2.4 million or 5.4% compared to 2009 year end levels.  Maturities in the available-for-sale portfolio were used in part to fund loan growth.  On the liability side, savings deposits increased $2.8 million or 5.4%, while NOW and money market accounts decreased $5.9 million or 4.0% and time deposits decreased $14.6 million or 8.7%.  Aggressive pricing from other financial institutions for time deposits, as well as a shift to alternate sources of funding, were both factors in the decrease in deposits.  Other borrowed funds (the alternate funding source), increased $22.6 million or 168.6% for the first three months of 2010.  The low cost of funds at FHLBB, which remains at approximately 0.30%, caused the Company to utilize this source of funding over the higher yielding time deposits.

     In 2009 the Company established a borrowing line with the Federal Reserve Bank of Boston (FRB) to be used as a contingency funding source.  For this Borrower-in-Custody arrangement, the Company pledged eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available line of $68.8 million as of March 31, 2010 and $71.0 million as of December 31, 2009.  Credit advances in the FRB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 75 basis points.  As of March 31, 2010 and December 31, 2009, the Company had not borrowed any amount against this line.

     As a member of the FHLBB, the Company has access to pre-approved lines of credit.  The Company had a $500,000 unsecured Federal Funds line with an available balance of the same amount at March 31, 2010.  Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.  As of March 31, 2010 and December 31, 2009, additional borrowing capacity of approximately $92.1 million and $90.1 million, respectively, less outstanding advances, through the FHLBB was secured by the Company's qualifying loan portfolio.

     Given the Federal Funds rate prevailing in March 2010, the Company extended a portion of its overnight funding into $10 million in long-term advances scheduled to mature within two years, with the remainder falling into overnight funding at this time.

     At the end of the first three months of 2010 and 2009, the Company had outstanding FHLBB advances against the respective lines consisting of the following:

	2010	2009
Long-Term Borrowings
FHLBB term borrowing, 2.13% fixed rate, due January 31, 2011	$10,000,000	$10,000,000
Community Investment Program borrowing, 7.67% fixed rate,
due November 16, 2012	10,000	10,000
FHLBB term borrowing, 0.31% fixed rate, due July 23, 2010	5,000,000	0
FHLBB term borrowing, 1.00% fixed rate, due January 27, 2012	6,000,000	0
FHLBB term borrowing, 1.71% fixed rate, due January 27, 2013	6,000,000	0
FHLBB term borrowing, 2.72% fixed rate, due January 27, 2015	6,000,000	0
	33,010,000	10,010,000

Overnight Borrowings
Federal funds purchased (FHLBB), 0.280% and 0.3125%, respectively	3,012,000	3,401,000

Total	$36,022,000	$13,411,000

     Under a separate agreement with the FHLBB, the Company has the authority to collateralize public unit deposits, up to its FHLBB borrowing capacity ($92.1 million at March 31, 2010, less outstanding advances noted above) with letters of credit issued by the FHLBB.  At March 31, 2010 approximately $22.3 million of eligible collateral was pledged as collateral to the FHLBB to secure the Company’s obligations relating to these letters of credit.

     Other alternative sources of funding come from unsecured Federal Funds lines with one unaffiliated correspondent bank in the amount of $3.5 million.  There was no balance outstanding on this line at March 31, 2010.

The following table illustrates the changes in shareholders' equity from December 31, 2009 to March 31, 2010:

Balance at December 31, 2009 (book value $7.56 per share)	$36,889,838
Net income	938,912
Issuance of stock through the Dividend Reinvestment Plan	172,700
Purchase of treasury stock	0
Dividends declared on common stock	(543,492)
Dividends declared on preferred stock	(46,875)
Change in unrealized gain on available-for-sale securities, net of tax	(8,956)
Balance at March 31, 2010 (book value $7.63 per share)	$37,402,127

     On March 30, 2010, the Company declared a cash dividend of $0.12 on common stock payable on May 1, 2010, to shareholders of record as of April 15, 2010, which is accrued in the financial statements at March 31, 2010.

     The primary source of funds for the Company's payment of dividends to its shareholders is dividends paid to the Company by the Bank.  The Bank, as a national bank, is subject to certain dividend restrictions under the National Bank Act and regulations of the Comptroller of the Currency (OCC).  Under such restrictions, the Bank may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years.  The Company is also subject to regulatory restrictions applicable to payment of dividends by bank holding companies, some circumstances, such as where dividends would exceed current period earnings, or where the bank holding company is in a troubled financial condition.

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

     Regulators have also established minimum capital ratio guidelines for FDIC-insured banks under the prompt corrective action provisions of the Federal Deposit Insurance Act, as amended.  These minimums are a total risk-based capital ratio of 10.0%, a Tier I risk-based capital ratio of 6%, and a leverage ratio of 5%.  As of March 31, 2010, the Company’s Subsidiary was deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Subsidiary's classification.

Index
The regulatory capital ratios of the Company and its subsidiary as of March 31, 2010 and December 31, 2009 exceeded regulatory guidelines and are presented in the following table.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2010:
Total capital (to risk-weighted assets)
Consolidated	$41,231	11.77%	$28,032	8.00%	N/A	N/A
Bank	$41,077	11.74%	$27,992	8.00%	$34,990	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	$37,659	10.75%	$14,016	4.00%	N/A	N/A
Bank	$37,505	10.72%	$13,996	4.00%	$20,994	6.00%
Tier I capital (to average assets)
Consolidated	$37,659	7.63%	$19,750	4.00%	N/A	N/A
Bank	$37,505	7.60%	$19,732	4.00%	$24,665	5.00%

As of December 31, 2009:
Total capital (to risk-weighted assets)
Consolidated	$40,326	11.57%	$27,877	8.00%	N/A	N/A
Community National Bank	$40,336	11.60%	$27,811	8.00%	$34,764	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	$36,875	10.58%	$13,939	4.00%	N/A	N/A
Community National Bank	$36,885	10.61%	$13,906	4.00%	$20,858	6.00%
Tier I capital (to average assets)
Consolidated	$36,875	7.50%	$19,674	4.00%	N/A	N/A
Community National Bank	$36,885	7.51%	$19,643	4.00%	$24,554	5.00%

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's management of the credit, liquidity and market risk inherent in its business operations is discussed in Part 1, Item 2 of this report under the captions "RISK MANAGEMENT" and “FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK”, which are incorporated herein by reference.  Management does not believe that there have been any material changes in the nature or categories of the Company's risk exposures from those disclosed in the Company’s 2009 annual report on form 10-K/A.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

     Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of March 31, 2010, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of March 31, 2010 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information as to purchases of the Company’s common stock during the quarter ended March 31, 2010, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum Number of
			Total Number of	Shares That May Yet
	Total Number	Average	Shares Purchased	Be Purchased Under
	of Shares	Price Paid	as Part of Publicly	the Plan at the End
For the period:	Purchased(1)(2)	Per Share	Announced Plan	of the Period

January 1 – January 31	2,245	$ 8.82	N/A	N/A
February 1 – February 28	2,399	$ 8.68	N/A	N/A
March 1 – March 31	4,119	$10.43	N/A	N/A
Total	8,763	$ 9.54	N/A	N/A

(1)  All 8,763 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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

COMMUNITY BANCORP.

DATED: May 11, 2010	/s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Executive Officer

DATED: May 11, 2010	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Vice President
& Chief Financial Officer