Form 10-Q
period 2010-06-30
COMMUNITY BANCORP /VT
filed 2010-08-10
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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
YES (  )     NO(X)

At August 05, 2010, there were 4,585,890 shares outstanding of the Corporation's common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	June 30	December 31	June 30
Consolidated Balance Sheets	2010	2009	2009
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$13,877,912	$9,598,107	$9,260,792
Federal funds sold and overnight deposits	5,213	5,036	2,147
Total cash and cash equivalents	13,883,125	9,603,143	9,262,939
Securities held-to-maturity (fair value $31,431,000 at 06/30/10,
$45,543,000 at 12/31/09 and $33,646,000 at 06/30/09)	30,826,040	44,766,250	32,878,174
Securities available-for-sale	22,619,810	23,974,830	25,160,194
Restricted equity securities, at cost	3,906,850	3,906,850	3,906,850
Loans held-for-sale	497,219	321,983	765,943
Loans	385,285,467	381,937,123	368,339,352
Allowance for loan losses	(3,439,261)	(3,450,542)	(3,374,885)
Unearned net loan fees	(96,979)	(152,188)	(210,931)
Net loans	381,749,227	378,334,393	364,753,536
Bank premises and equipment, net	13,060,307	13,637,414	13,959,491
Accrued interest receivable	1,746,552	1,895,313	1,877,169
Bank owned life insurance	3,872,625	3,813,016	3,751,166
Core deposit intangible	2,396,736	2,663,040	2,995,920
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	1,070,500	743,000	770,000
Prepaid expense Federal Deposit Insurance Corporation (FDIC)	1,813,292	2,105,565	0
Other assets	8,687,763	7,948,031	7,612,139
Total assets	$497,704,315	$505,287,097	$479,267,790

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$53,915,653	$52,821,573	$51,404,659
NOW and money market accounts	128,322,430	146,244,454	106,859,117
Savings	56,945,942	52,448,863	55,022,851
Time deposits, $100,000 and over	51,412,874	63,261,583	57,077,382
Other time deposits	95,327,459	104,009,257	113,768,356
Total deposits	385,924,358	418,785,730	384,132,365

Federal funds purchased and other borrowed funds	37,843,000	13,411,000	25,328,000
Repurchase agreements	19,180,976	19,042,214	16,609,592
Capital lease obligations	856,101	876,536	896,176
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	3,303,503	3,394,779	3,677,182
Total liabilities	459,994,938	468,397,259	443,530,315

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 10,000,000 shares authorized,
4,796,539 shares issued at 06/30/10, 4,759,913 shares
issued at 12/31/09, and 4,716,753 shares issued at 06/30/09	11,991,348	11,899,783	11,791,883
Additional paid-in capital	26,453,822	26,192,359	25,964,212
Accumulated deficit	(709,034)	(1,192,409)	(2,071,200)
Accumulated other comprehensive income	96,018	112,882	175,357
Less: treasury stock, at cost; 210,101 shares at 06/30/10,
12/31/09 and 06/30/09	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	37,709,377	36,889,838	35,737,475
Total liabilities and shareholders' equity	$497,704,315	$505,287,097	$479,267,790

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
For The Second Quarter Ended June 30,	2010	2009

Interest income
Interest and fees on loans	$5,481,138	$5,430,261
Interest on debt securities
Taxable	86,473	193,097
Tax-exempt	315,495	319,744
Dividends	16,015	16,137
Interest on federal funds sold and overnight deposits	0	1,048
Total interest income	5,899,121	5,960,287

Interest expense
Interest on deposits	1,232,566	1,563,343
Interest on federal funds purchased and other borrowed funds	157,906	77,948
Interest on repurchase agreements	46,451	66,198
Interest on junior subordinated debentures	243,564	243,564
Total interest expense	1,680,487	1,951,053

Net interest income	4,218,634	4,009,234
Provision for loan losses	299,999	125,001
Net interest income after provision for loan losses	3,918,635	3,884,233

Non-interest income
Service fees	561,703	534,373
Income from sold loans	183,401	353,120
Income on bank owned life insurance	29,886	30,490
Net realized gains on securities	0	447,420
Other income	411,442	487,048
Total non-interest income	1,186,432	1,852,451

Non-interest expense
Salaries and wages	1,440,345	1,496,620
Employee benefits	586,562	617,697
Occupancy expenses, net	764,307	768,017
FDIC insurance	157,866	227,691
Amortization of core deposit intangible	133,152	166,440
Write down of Fannie Mae preferred stock	0	94,446
Other expenses	1,278,226	1,384,200
Total non-interest expense	4,360,458	4,755,111

Income before income taxes	744,609	981,573
Income tax expense (benefit)	12,076	(25,992)
Net income	$732,533	$1,007,565

Earnings per common share	$0.15	$0.21
Weighted average number of common shares
used in computing earnings per share	4,574,475	4,495,387
Dividends declared per common share	$0.12	$0.24
Book value per share on common shares outstanding at June 30,	$7.68	$7.38

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
For the Six Months Ended June 30,	2010	2009

Interest income
Interest and fees on loans	$10,932,159	$10,878,534
Interest on debt securities
Taxable	198,754	498,100
Tax-exempt	622,945	643,904
Dividends	32,276	32,275
Interest on federal funds sold and overnight deposits	227	1,057
Total interest income	11,786,361	12,053,870

Interest expense
Interest on deposits	2,447,046	3,320,890
Interest on federal funds purchased and other borrowed funds	295,107	139,310
Interest on repurchase agreements	95,302	135,344
Interest on junior subordinated debentures	487,129	487,129
Total interest expense	3,324,584	4,082,673

Net interest income	8,461,777	7,971,197
Provision for loan losses	425,000	250,002
Net interest income after provision for loan losses	8,036,777	7,721,195

Non-interest income
Service fees	1,122,507	1,026,678
Income from sold loans	319,683	693,544
Income on bank owned life insurance	59,609	61,087
Net realized gains on securities	0	471,055
Other income	916,434	751,643
Total non-interest income	2,418,233	3,004,007

Non-interest expense
Salaries and wages	2,833,016	2,890,466
Employee benefits	1,142,418	1,155,680
Occupancy expenses, net	1,543,482	1,564,282
FDIC insurance	316,234	501,523
Amortization of core deposit intangible	266,304	332,880
Write down of Fannie Mae preferred stock	0	94,446
Other expenses	2,547,825	2,715,945
Total non-interest expense	8,649,279	9,255,222

Income before income taxes	1,805,731	1,469,980
Income tax expense (benefit)	134,286	(220,838)
Net income	$1,671,445	$1,690,818

Earnings per common share	$0.35	$0.36
Weighted average number of common shares
used in computing earnings per share	4,566,382	4,484,276
Dividends declared per common share	$0.24	$0.24
Book value per share on common shares outstanding at June 30,	$7.68	$7.38

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30,	2010	2009

Cash Flow from Operating Activities:
Net income	$1,671,445	$1,690,818
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation and amortization, premises and equipment	522,184	541,495
Provision for loan losses	425,000	250,002
Deferred income tax benefit	(208,813)	(341,947)
Net gain on sale of securities	0	(471,055)
Net gain on sale of loans	(319,683)	(693,544)
Gain on sale of fixed assets	(9,649)	0
Loss on sale of OREO	10,807	0
(Gain) loss on Trust LLC	(37,679)	28,044
Amortization of bond premium, net	191,428	68,600
Write down on Fannie Mae preferred stock	0	94,446
Write down on OREO	25,000	90,000
Proceeds from sales of loans held for sale	16,690,724	47,435,544
Originations of loans held for sale	(16,546,277)	(46,326,099)
(Decrease) increase in taxes payable	(506,901)	121,109
Decrease in interest receivable	148,761	167,381
Decrease in prepaid FDIC insurance assessment	292,273	0
Decrease in mortgage servicing rights	37,052	30,158
Increase in other assets	(262,497)	(667,975)
Increase in bank owned life insurance	(59,609)	(61,087)
Amortization of core deposit intangible	266,304	332,880
Amortization of limited partnerships	247,794	489,780
Decrease in unamortized loan fees	(55,209)	(90,073)
Decrease in interest payable	(37,222)	(38,965)
(Decrease) increase in accrued expenses	(68,189)	304,016
Increase in other liabilities	21,325	61,890
Net cash provided by operating activities	2,438,369	3,015,418

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	31,120,979	21,197,356
Purchases	(17,180,769)	(16,787,172)
Investments - available-for-sale
Sales and maturities	5,160,000	18,747,245
Purchases	(4,021,959)	(14,691,675)
Decrease in limited partnership contributions payable	0	(960,000)
Increase in loans, net	(4,343,947)	(4,351,510)
Proceeds from sales of bank premises and equipment,
net of capital expenditures	64,571	488,443
Proceeds from sales of OREO	170,843	0
Recoveries of loans charged off	25,172	40,792
Net cash provided by investing activities	10,994,890	3,683,479

The accompanying notes are an integral part of these consolidated financial statements.

	2010	2009
Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market and savings accounts	(12,330,865)	(13,615,825)
Net decrease in time deposits	(20,530,507)	(4,492,590)
Net increase (decrease) in repurchase agreements	138,762	(2,476,864)
Net increase in short-term borrowings	1,432,000	2,756,000
Proceeds from long-term borrowings	23,000,000	10,000,000
Decrease in capital lease obligations	(20,435)	(18,876)
Dividends paid on preferred stock	(93,750)	(93,750)
Dividends paid on common stock	(748,482)	(763,681)
Net cash used in financing activities	(9,153,277)	(8,705,586)

Net increase (decrease) in cash and cash equivalents	4,279,982	(2,006,689)
Cash and cash equivalents:
Beginning	9,603,143	11,269,628
Ending	$13,883,125	$9,262,939

Supplemental Schedule of Cash Paid During the Period
Interest	$3,361,806	$4,121,638

Income taxes	$850,000	$0

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$(25,551)	$(541,668)

Loans and bank premises transferred to OREO	$(534,150)	$0

Common Shares Dividends Paid
Dividends declared	$1,094,320	$1,075,547
Decrease (increase) in dividends payable attributable to dividends declared	7,190	(11,302)
Dividends reinvested	(353,028)	(300,564)
	$748,482	$763,681

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

     On July 21, 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables.  The ASU is intended to enhance transparency about an entity’s allowance for credit losses and the credit quality of loan and lease receivables by requiring disclosure of an evaluation of the nature of the credit risk inherent in the entity’s financing receivables portfolio, as well as disclosure of how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance.  Under this standard, disclosures about the allowance for credit losses and fair value are to be presented by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  In addition to existing requirements, ASU 2010-20 requires an entity to provide additional disclosures about (1) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (2) the aging of past due financing receivables at the end of the reporting period by class of financing receivable; (3) the nature and extent of troubled debt restructurings that occurred during the period, by class of financing receivable and their effect on the allowance for credit losses; (4) the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period, by class of financing receivable and their effect on the allowance for credit losses; and (5) significant purchases and sales of financing receivables during the reporting period, disaggregated by portfolio segment.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance.  ASU 2010-20 will be effective for interim and annual financial reporting periods after December 15, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for the Company’s consolidated financial statements that include periods beginning on or after January 1, 2011.  Other than requiring additional disclosures, the Company does not anticipate that adoption of this ASU will have a material impact on the Company’s consolidated financial statements and accompanying footnotes.

Note 3.  Earnings per Common Share

     Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period (retroactively adjusted for stock splits and stock dividends), including Dividend Reinvestment Plan shares issuable upon reinvestment of dividends, and reduced for shares held in treasury.

The following table illustrates the calculation for the periods ended June 30, as adjusted for the cash dividends declared on the preferred stock:

For The Second Quarter Ended June 30,	2010	2009

Net income, as reported	$732,533	$1,007,565
Less: dividends to preferred shareholders	46,875	46,875
Net income available to common shareholders	$685,658	$960,690
Weighted average number of common shares
used in calculating earnings per share	4,574,475	4,495,387
Earnings per common share	$0.15	$0.21

For the Six Months Ended June 30,	2010	2009

Net income, as reported	$1,671,445	$1,690,818
Less: dividends to preferred shareholders	93,750	93,750
Net income available to common shareholders	$1,577,695	$1,597,068
Weighted average number of common shares
used in calculating earnings per share	4,566,382	4,484,276
Earnings per common share	$0.35	$0.36

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

The Company's total comprehensive income for the comparison periods is calculated as follows:

For The Second Quarter Ended June 30,	2010	2009

Net income before write down of Fannie Mae preferred stock and tax effect thereof	$732,533	$1,069,899
Realized loss on write down of Fannie Mae preferred stock	0	94,446
Tax effect	0	(32,112)
Net income after realized loss	732,533	1,007,565

Other comprehensive loss, net of tax:
Change in unrealized holding gain on available-for-sale
securities arising during the period	(11,981)	(814,830)
Reclassification adjustment for gains realized in income	0	447,420
Net change in unrealized gain	(11,981)	(367,410)
Tax effect	4,074	124,919
Other comprehensive loss, net of tax	(7,907)	(242,491)
Total comprehensive income	$724,626	$765,074

For the Six Months Ended June 30,	2010	2009

Net income before write down of Fannie Mae preferred stock and tax effect thereof	$1,671,445	$1,753,152
Realized loss on write down of Fannie Mae preferred stock	0	94,446
Tax effect	0	(32,112)
Net income after realized loss	1,671,445	1,690,818

Other comprehensive loss, net of tax:
Change in unrealized holding gain on available-for-sale
securities arising during the period	(25,551)	(1,012,723)
Reclassification adjustment for gains realized in income	0	471,055
Net change in unrealized gain	(25,551)	(541,668)
Tax effect	8,687	184,167
Other comprehensive loss, net of tax	(16,864)	(357,501)
Total comprehensive income	$1,654,581	$1,333,317

Note 5.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value*

June 30, 2010
U. S. Government sponsored enterprise securities	$17,357,854	$139,114	$0	$17,496,968
U. S. Government securities	5,048,310	43,804	0	5,092,114
Preferred stock	68,164	0	37,436	30,728
	$22,474,328	$182,918	$37,436	$22,619,810
December 31, 2009
U. S. Government sponsored enterprise securities	$18,686,949	$138,283	$18,582	$18,806,650
U. S. Government securities	5,048,683	48,773	764	5,096,692
Preferred stock	68,164	3,324	0	71,488
	$23,803,796	$190,380	$19,346	$23,974,830
June 30, 2009
U. S. Government sponsored enterprise securities	$20,772,009	$189,447	$4,810	$20,956,646
U. S. Government securities	4,054,327	83,026	1,969	4,135,384
Preferred stock	68,164	0	0	68,164
	$24,894,500	$272,473	$6,779	$25,160,194

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

June 30, 2010
States and political subdivisions	$30,826,040	$604,960	$0	$31,431,000

December 31, 2009
States and political subdivisions	$44,766,250	$776,750	$0	$45,543,000

June 30, 2009
States and political subdivisions	$32,878,174	$767,826	$0	$33,646,000

The scheduled maturities of debt securities available-for-sale were as follows:

	Amortized	Fair
	Cost	Value
June 30, 2010
Due in one year or less	$10,097,007	$10,156,153
Due from one to five years	12,309,157	12,432,929
	$22,406,164	$22,589,082
December 31, 2009
Due in one year or less	$8,229,400	$8,310,668
Due from one to five years	15,506,232	15,592,674
	$23,735,632	$23,903,342
June 30, 2009
Due in one year or less	$9,159,938	$9,368,149
Due from one to five years	15,666,398	15,723,881
	$24,826,336	$25,092,030

The scheduled maturities of debt securities held-to-maturity were as follows:

	Amortized	Fair
	Cost	Value*
June 30, 2010
Due in one year or less	$21,573,354	$21,573,000
Due from one to five years	4,060,754	4,212,000
Due from five to ten years	1,345,755	1,497,000
Due after ten years	3,846,177	4,149,000
	$30,826,040	$31,431,000
December 31, 2009
Due in one year or less	$35,864,578	$35,865,000
Due from one to five years	4,034,674	4,229,000
Due from five to ten years	1,483,336	1,677,000
Due after ten years	3,383,662	3,772,000
	$44,766,250	$45,543,000
June 30, 2009
Due in one year or less	$24,403,035	$24,403,000
Due from one to five years	4,098,474	4,290,000
Due from five to ten years	1,191,863	1,384,000
Due after ten years	3,184,802	3,569,000
	$32,878,174	$33,646,000

*Method used to determine fair value on held-to-maturity securities rounds values to nearest thousand.

     All debt securities with unrealized losses are presented in the table below either as those with a continuous loss position less than 12 months or as those with a continuous loss position for 12 months or more.  The Company had no debt securities with an unrealized loss at June 30, 2010 nor any with a continuous unrealized loss position of 12 months or more in any of the periods presented.  The Fannie Mae preferred stock has been in an unrealized loss position for less than 12 months.

Debt securities with unrealized losses were as follows:

	Less than 12 months
	Fair	Unrealized
	Value	Loss
December 31, 2009
U.S. Government sponsored enterprise securities	$2,055,018	$18,582
U.S. Government securities	1,003,233	764
	$3,058,251	$19,346
June 30, 2009
U.S. Government sponsored enterprise securities	$4,288,656	$4,810
U.S. Government securities	1,009,716	1,969
	$5,298,372	$6,779

     At June 30, 2010 and December 31, 2009, the Company’s available-for-sale portfolio included two classes of Fannie Mae preferred stock with an aggregate book value of $68,164, which reflected two other-than-temporary impairment write downs on the investment in prior periods.  The fair market value of the Fannie Mae preferred stock as of June 30, 2010 was $30,728, a decrease of $40,760 from the December 31, 2009 fair market value of $71,488.  The decrease in value occurred shortly before the end of the quarter after the Federal Housing Finance Agency ordered Fannie Mae to delist its common and preferred stock from the New York Stock Exchange.  Due to the fact that the volatility was recent, the stock price increased slightly over the low-point it reached immediately following the announcement of the delisting and the Company has the ability and intention to hold the investment for the foreseeable future, management did not record an other-than-temporary impairment on June 30, 2010.

     At December 31, 2009, there were two U.S. Government sponsored enterprise debt securities and one U.S. Government debt security in the investment portfolio in an unrealized loss position compared to four U.S. Government sponsored enterprise debt securities and one U.S. Government debt security in an unrealized loss position at June 30, 2009. These unrealized losses were principally attributable to changes in prevailing interest rates for similar types of securities, and not deterioration in the creditworthiness of the issuer.

     Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition.

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

Amortization expense for the core deposit intangible for the first six months of 2010 was $266,304.  As of June 30, 2010, the remaining annual amortization expense related to core deposit intangible, absent any future impairment, is expected to be as follows:

2010	$266,304
2011	426,086
2012	340,869
2013	272,695
2014	272,695
Thereafter	818,087
Total	$2,396,736

     Management evaluates goodwill for impairment annually and the core deposit intangible asset for impairment if certain conditions occur.  As of the date of the most recent such evaluation (December 31, 2009), management concluded that no impairment existed.

Note 7.  Income Taxes

     The Company receives tax credits for its investments in various low income housing partnerships which reduce taxes payable.  Periodically the Company has the opportunity to participate in a low income housing project that offers one-time historic tax credits.  In 2008, the Company was given this opportunity through a local project, with historic tax credit for 2009 amounting to $535,000, or $133,750 quarterly.  This one-time historic tax credit is reflected in the negative variance between the tax expense for both of the 2010 interim periods presented and the tax benefit for the same periods presented for 2009.

Note 8.  Fair Value

     ASC Topic 820-10-20, Fair Value Measurements and Disclosures, provides a framework for measuring and disclosing fair value under U.S. Generally Accepted Accounting Principles (GAAP).  ASC Topic 820-10-20 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Assets measured at fair value on a recurring basis and reflected in the balance sheet at the dates presented are summarized below:

June 30, 2010	Level 1	Level 2	Total
Assets:
U.S. Government sponsored enterprise securities	$0	$17,496,968	$17,496,968
U.S. Government securities	3,032,264	2,059,850	5,092,114
Preferred stock	30,728	0	30,728
Total	$3,062,992	$19,556,818	$22,619,810

December 31, 2009	Level 1	Level 2	Total
Assets:
U.S. Government sponsored enterprise securities	$0	$18,806,650	$18,806,650
U.S. Government securities	1,003,233	4,093,459	5,096,692
Preferred stock	71,488	0	71,488
Total	$1,074,721	$22,900,109	$23,974,830
June 30, 2009
Assets:
U.S. Government sponsored enterprise securities	$0	$20,956,646	$20,956,646
U.S. Government securities	0	4,135,384	4,135,384
Preferred stock	0	68,164	68,164
Total	$0	$20,956,646	$25,160,194

Assets measured at fair value on a nonrecurring basis and reflected in the balance sheet at the dates presented are summarized below:

June 30, 2010	Level 1	Level 2	Total
Assets:
Loans held-for-sale	$497,219	$0	$497,219
Mortgage servicing rights	0	896,191	896,191
Impaired loans, net of related allowance	0	2,410,031	2,410,031
Other real estate owned	0	1,070,500	1,070,500
Total	$497,219	$4,376,722	$4,873,941

December 31, 2009
Assets:
Loans held-for-sale	$321,983	$0	$321,983
Mortgage servicing rights	0	1,011,360	1,011,360
Impaired loans, net of related allowance	0	2,186,171	2,186,171
Other real estate owned	0	743,000	743,000
Total	$321,983	$3,940,531	$4,262,514

June 30, 2009
Assets:
Loans held-for-sale	$765,943	$0	$765,943
Mortgage servicing rights	0	929,952	929,952
Impaired loans, net of related allowance	0	2,720,941	2,720,941
Other real estate owned	0	770,000	770,000
Total	$765,943	$4,420,893	$5,186,836

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

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2010.

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

Restricted equity securities:  Restricted equity securities are comprised of Federal Reserve Bank of Boston (FRBB) stock and Federal Home Loan Bank of Boston (FHLBB) stock.  These securities are carried at cost, which is believed to approximate fair value, based on the redemption provisions of the FRBB and the FHLBB.  The stock is nonmarketable, and redeemable at par value.

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

The estimated fair values of the Company's financial instruments were as follows:

	June 30, 2010		December 31, 2009		June 30, 2009
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$13,883	$13,883	$9,603	$9,603	$9,263	$9,263
Securities held-to-maturity	30,826	31,431	44,766	45,543	32,878	33,646
Securities available-for-sale	22,620	22,620	23,975	23,975	25,160	25,160
Restricted equity securities	3,907	3,907	3,907	3,907	3,907	3,907
Loans and loans held-for-sale, net	382,246	393,100	378,656	388,199	365,519	373,102
Mortgage servicing rights	896	896	933	1,011	930	930
Accrued interest receivable	1,747	1,747	1,895	1,895	1,877	1,877
Bank owned life insurance	3,873	3,873	3,813	3,813	3,751	3,751
Other real estate owned	1,071	1,071	743	743	770	770

Financial liabilities:
Deposits	385,924	389,216	418,786	420,933	384,132	386,519
Federal funds purchased and other
borrowed funds	37,843	38,132	13,411	13,549	25,328	25,437
Repurchase agreements	19,181	19,181	19,042	19,042	16,610	16,610
Capital lease obligations	856	856	877	877	896	896
Subordinated debentures	12,887	12,894	12,887	11,370	12,887	9,006
Accrued interest payable	197	197	234	234	275	275

The estimated fair values of commitments to extend credit and letters of credit were immaterial for the periods presented in the above table.

Note 9.  Mortgage Servicing Rights

     During the first quarter of 2010, the market rates used to determine the fair value of the Company’s mortgage servicing rights remained relatively stable and at levels which indicated fair values were higher than the end of 2009.  Given this factor and the secondary market volume within the residential mortgage loan portfolio, a write up in the amount of $104,176 was deemed appropriate as of March 31, 2010.  Subsequently, interest rates hit record low levels at June 30, 2010 requiring a write down of $66,997, for a net increase in market value since December 31, 2009 of $37,179.

     The following table shows the changes in the carrying amount of the mortgage servicing rights for the periods indicated:

	June 30,	December 31,	June 30,
	2010	2009	2009

Balance at beginning of year	$932,961	$960,110	$960,110
Mortgage servicing rights capitalized	119,369	584,004	411,617
Mortgage servicing rights amortized	(193,600)	(363,755)	(168,846)
Increase (decrease) in market value	37,179	(247,398)	(272,929)
Balance at end of period	$895,909	$932,961	$929,952

Note 10.  Legal Proceedings

     In the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 11.  Subsequent Event

     The Company has evaluated events and transactions subsequent to June 30, 2010 for potential recognition or disclosure in these financial statements, as required by GAAP.  On June 8, 2010, the Company declared a cash dividend of $0.12 per share payable August 1, 2010 to shareholders of record as of July 15, 2010.  This dividend, amounting to $548,231, was accrued at June 30, 2010.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended June 30, 2010

FORWARD-LOOKING STATEMENTS

     The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain statements about the results of operations, financial condition and business of the Company and its subsidiary that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995.  When used therein, the words such as "believes," "expects," "anticipates," "intends," "estimates," “assumes,” "plans," "predicts," “should,” “could,” “may,” or similar expressions which predict or indicate future events, trends or expectations, indicate that management of the Company is making forward-looking statements.

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

     Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (1) general economic or monetary conditions, either nationally or regionally, continue to deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services; (2) competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial service industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way as to reduce the Company's margins;  (4) enactment of new laws and adoption of new government regulations, as well as changes in existing laws or regulations, or the way in which courts and government agencies interpret those laws or regulations, increase our costs of doing business or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) changes in the level of nonperforming assets and charge-offs; (7) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (8) changes in consumer and business spending, borrowing and savings habits; and (9) the effect of and changes in the United States monetary and fiscal policies, including the interest rate policies and regulation of the money supply by the Federal Reserve Board, which, in turn, may result in inflation and interest rate, securities market and monetary fluctuations.

NON-GAAP FINANCIAL MEASURES

     Under Securities and Exchange Commission (SEC) Regulation G, public companies making disclosures containing financial measures that are not in accordance with generally accepted accounting principles in the United States (U.S. GAAP or GAAP) must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure, as well as a statement of the company’s reasons for utilizing the non-GAAP financial measure.  The SEC has exempted from the definition of non-GAAP financial measures certain commonly used financial measures that are not based on GAAP.  However, two non-GAAP financial measures commonly used by financial institutions, namely tax-equivalent net interest income and tax-equivalent net interest margin, have not been specifically exempted by the SEC, and may therefore constitute non-GAAP financial measures under Regulation G.  We are unable to state with certainty whether the SEC would regard those measures as subject to Regulation G.

     Management believes that these non-GAAP financial measures are useful in evaluating the Company’s financial performance and facilitate comparisons with the performance of other financial institutions.  However, that information should be considered supplemental in nature and not as a substitute for related financial information prepared in accordance with GAAP.

OVERVIEW

      Total assets at June 30, 2010 were $497.7 million compared to $505.3 million at December 31, 2009 and $479.3 million at June 30, 2009, a decrease of 1.5% and an increase of 3.9%, respectively.  The decrease from year-end to June 30, 2010 reflects the annual municipal finance cycle as short-term municipal loans generally mature at the end of the second quarter and are not replaced until after the start of the third quarter.  Municipal loans totaling $17.0 million matured on June 30, 2010, with renewals and new municipal loans of approximately $22.0 million recorded in July, 2010.  Gross loans increased from year-end $3.5 million while deposits decreased $32.9 million.  The decrease in deposits resulted in part from a decrease in municipal deposits of $35.8 million that corresponds to the seasonal municipal loan activity as well as a decrease in time deposits of $20.5 million.  Reflected in this decrease in time deposits was the $15.1 million in one way funds purchased in the Certificate of Deposit Account Registry Service (CDARS) program of Promontory Interfinancial Network (described below in the Liquidity and Capital Resources section) that matured during the first quarter of 2010 and were replaced with long-term borrowings from the FHLBB.  Also contributing to the decrease in deposits is the competitive interest rate environment for Certificate of Deposit specials, resulting in a decrease in certificates of deposit of $5.6 million.  These decreases were partially offset by an increase in core money market accounts of $18.0 million, which includes a new money market account of the Company's trust company affiliate, Community Financial Service Group (CFSG) of $14.2 million, and increases of $1.1 million in demand deposit accounts and $4.5 million in savings accounts.  The Company considers these increases in core deposits as significant to the overall balance sheet as a stable source of funding to support asset growth.

     Net interest income was $4.2 million for the second quarter of 2010 compared to $4.0 million for the second quarter of 2009, an increase of 5.22%.  The historic low interest rate environment has allowed the Company to fund the balance sheet with lower cost funds resulting in the increase in net interest income despite a decline in interest and dividend income.   However, nonrecurring non-interest income items in 2009 and a need to increase the provision for loan losses resulted in reduced net income in the second quarter of 2010 versus the second quarter of 2009.

     Net income for the second quarter of 2010 was $732,533 compared to $1.0 million for the second quarter of 2009, resulting in earnings per common share of $0.15 and $0.21 for the respective quarters.  Contributing to the decrease in net income was a $447,420 one-time gain from the sale of mortgage backed securities in the investment portfolio in the second quarter of 2009, while there were no gains from the sale of securities in the second quarter of 2010.  Another factor was the higher level of income from sold loans during the second quarter of 2009 than in 2010 due to the high refinancing activity in 2009.  Throughout 2009, the Federal Reserve purchased trillions of dollars of mortgage-backed securities from Freddie Mac and Fannie Mae to support mortgage lending and the housing markets, driving down secondary market interest rates during 2009 and into the first quarter of 2010.  This action was abated at the end of the first quarter and mortgage rates started to increase.  The low interest rates in 2009 fueled stronger than expected income for the Company from the origination and subsequent sale of residential fixed rate mortgages to Freddie Mac and the FHLBB.  However, these levels are not expected to continue in 2010, and the Company has already seen a decline in residential mortgage loan activity in the first six months of 2010 compared to 2009.  Despite mortgage rates at June 30, 2010 being lower than at any point in 2009, qualifying for the secondary market mortgage financing has become more difficult for borrowers because of lower property values and tighter underwriting standards.  In addition, the federal income tax credit for first-time homebuyers expired in April, 2010, which has adversely affected new home sales and financings.  Although not at 2009 levels, the income from sold loans in 2010 has so far exceeded the Company’s expectations.

     Non-interest expense for the second quarter of 2010 was 8.3% lower than the second quarter in 2009, with decreases noted in all components of non-interest expense.  Most significant are decreases in salaries and benefits, due to several retirements at the end of 2009, and in Federal Deposit Insurance Corporation (FDIC) insurance expense due to the special assessment of $100,500 in the second quarter of 2009.  Additionally in 2009, other expenses included a loss of $244,890 on limited partnerships compared to a loss of $123,897 in the second quarter of 2010.  The difference was due to a significant investment made by the Company in a local senior housing project in 2009 that increased the losses in those partnerships for the year.

     Although operating expenses were generally less in 2010 than in 2009, non-interest expenses related to collections of past due and non-accruing loans have increased from a minimal amount in the second quarter of 2009 to $60,114 for the second quarter of 2010.  An increase in non-performing loans and charge off activity also called for a provision for loan losses for the second quarter of 2010 of approximately $300,000 compared to $125,001 for the second quarter in 2009.  The higher level of charge off activity was a result of the resolution of numerous non-performing loans, which also resulted in an increase in other real estate owned.  Despite trending higher, the Company’s level of non-performing assets, net of government guarantees, remains well below the Company’s national peer group.  The effects of the recession and the stagnant recovery continue to have a negative impact on the local economy.  Sectors of the loan portfolio most affected by the recession are construction and dairy farming.  Construction activity continues to be slow for commercial and residential markets and milk prices have yet to stabilize at a level sufficient to allow struggling farmers to recover.  On the positive side, there has been some improvement in manufacturing with some of the local furniture manufacturers hiring additional workers and increasing work hours.

     While there are signs of economic growth and some evidence that the labor market may be stabilizing, the economic picture remains uncertain and housing markets remain soft.  Expectations of inflation are low, indicating that it will take time before the recovery shows substantive signs of expansion.  The Company expects that the Federal Reserve will maintain the low levels of the federal funds rate for an extended period of time.   In this uncertain economic environment, unforeseen losses could present a challenge to the Company’s future core earnings.

     Local economic conditions are similar to national conditions.  During the closing weeks of the second quarter 2010, activity in the residential real estate market increased somewhat, which was evident in an increase in the pipeline of mortgage applications at the end of the quarter, although, as expected, well below the levels of 2009.  Jobless claims in the local manufacturing sector have subsided and some factories have increased work hours for production crews.  Areas that are struggling are the dairy industry and tourism due to a winter season that was negatively affected by limited snow and warmer than normal temperatures.  Although too early to tell, a positive summer season for the local tourism will be beneficial to the local economy.  One positive note for the northeastern Vermont market area is a multi-phase expansion project of a local ski area, where construction of two hotels, a hockey arena, an indoor water park and a golf club house are expected to transform the ski resort to a year-round indoor and outdoor recreation destination resort.  This project is expected to inject $90 million of construction funding into the local economy over the next two years utilizing Federal EB5 program capital from foreign investors.  Each of the Company’s markets seems to have some project, segment or niche that is breathing life into its local economy and contributing to the increased level of commercial applications during the six months of this year.

     While there are some signs of a recovery, the number of people unemployed and the limited new job opportunities suggest that the recovery will be slow and the economy in the Company’s markets will remain constrained for the time being.  The recent poor economic conditions continue to have a negative impact on the consumer, particularly as it relates to credit performance, which tends to lag economic cycles.  The increase in past dues and non-performing loans during the first six months of 2010 compared to 2009 indicates that customers continue to struggle to make their mortgage payments, not only due to layoffs and reduced income, but some are plagued by high levels of other consumer debt as well.  These economic factors are considered in assessing the level of the Company’s reserve for loan losses in an effort to adequately reserve for probable losses due to the consequences of the recession.

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

     The regulatory environment continues to increase operating costs and place extensive burden on personnel resources to comply with rules such as Sarbanes-Oxley Act of 2002, the USA Patriot Act, the Bank Secrecy Act, the Real Estate Settlement Procedures Act and the Truth in Lending Act.  This burden will only increase with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that includes a new Consumer Financial Protection Bureau and calls for numerous administrative rulemakings that could take years to implement.

     On June 8, 2010, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per common share, payable on August 1, 2010 to shareholders of record on July 15, 2010.  The Company is focused on increasing the profitability of the balance sheet, improving expense efficiency, and prudently managing risk, particularly as it pertains to credit in order to remain a well-capitalized bank in this challenging economic environment.

     The following pages describe our second quarter financial results in much more detail. Please take the time to read them to more fully understand the quarter and six months ended June 30, 2010 in relation to the 2009 comparison periods.  The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes included in this report and with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2009.

     This report includes forward-looking statements within the meaning of the Securities and Exchange Act of 1934 (the “Exchange Act”).

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

     The Company’s 2007 acquisition of LyndonBank requires the application of the purchase method of accounting.  Under the purchase method, the Company is required to record the net assets and liabilities acquired through the acquisition at fair value, with the excess of the purchase price over the fair value of the net assets recorded as goodwill and evaluated annually for impairment based on its fair value.  The determination of fair value requires the use of assumptions, including discount rates, changes in which could significantly affect assigned fair values.

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

RESULTS OF OPERATIONS

     The Company’s net income for the second quarter of 2010 was $732,533, representing a decrease of $275,032 or 27.3% from net income of $1.0 million for the second quarter of 2009. This resulted in earnings per share of $0.15 and $0.21, respectively, for the second quarters of 2010 and 2009.  Net income for the first six months of 2010 was $1.67 million, compared to $1.69 million for the same period in 2009, representing a decrease of $19,373 or 1.2%.  This resulted in earnings per share for the six month periods of $0.35 for 2010 and $0.36 for 2009.  Net interest income for the second quarter of 2010 increased $209,400 or 5.2% over the second quarter of 2009.  Although total interest income decreased $61,166 or just over 1.0%, this decrease was more than offset by a decrease in interest expense of $270,566 or 13.9% quarter over quarter, accounting for the increase in net interest income.  Net interest income for the first six months of 2010 increased $490,580 or 6.2% over the first six months of 2009.  Interest income decreased $267,509 or 2.2% but that decrease was more than offset by a decrease in interest expense of $758,089 or 18.6% year over year.  Despite a $16.7 million increase in loans at June 30, 2010 and compared to June 30, 2009, interest and fees on loans, the major component of interest income, showed only a moderate increase of $53,625 or 0.5% between periods.  Interest on taxable investments which consist of U.S. Government sponsored enterprise securities and U.S. Government securities decreased $299,346 or 60.1% year over year due to declining rates on securities purchased to replace maturing securities.  Interest expense on deposits, the major component of interest expense, decreased $873,844 or 26.3% between the first six months of 2010 and 2009, attributable in part to a decrease of $24.1 million in time deposits as well as a decrease in the rates paid on these deposit accounts.  The Company has chosen to not compete as aggressively for time deposits as in the past due to the availability of low rate funds through FHLBB borrowings.  This funding strategy has contributed to the decrease in time deposits and the increase in borrowed funds of $12.5 million or 49.4% year over year.  Additionally, when the $15.1 million in one-way CDARS funds matured, the Company replaced them with long-term borrowings through FHLBB.

     As a result of the LyndonBank merger, the Company is required to amortize the fair value adjustments of the acquired loans and time deposits against net interest income and the core deposit intangible against non-interest expense.  The loan fair value adjustment was a net premium, creating a decrease in interest income of $20,756 for the second quarter of 2010 compared to a decrease of $39,431 for the second quarter of 2009 and year to date decreases of $32,734 and $62,062, respectively, for 2010 and 2009.  The certificate of deposit fair value adjustment resulted in an increase in interest expense of $78,000 for the second quarter of 2010, compared to an increase of $65,000 for the same period in 2009 and year to date increases of $156,000 and $130,000, respectively, for 2010 and 2009.  The amortization of the core deposit intangible amounted to a non-interest expense of $133,152 for the second quarter of 2010, compared to $166,440 for the second quarter of 2009 and year to date non-interest expense of $266,304 for 2010 and $332,880 for the same period in 2009.

     The low interest rate environment that prevailed throughout 2009 and into 2010 not only helped the Company build its commercial and residential real estate mortgage loan portfolios, but also generated secondary market residential mortgage loan activity. Although secondary market activity was not as strong as a year ago, non-interest income from loan sales was still significant for the first six months of 2010.  Income from sold loans for the second quarter of 2010 totaled $183,401 versus $353,120 for the same period in 2009.  Income from loans sold in the secondary market for the first six months totaled $319,683, compared to $693,544 for the first six months in 2009. All of the major components of non-interest expense decreased during the first six months of 2010, with FDIC insurance accounting for the largest decrease.  During the first six months of 2009, the Company recorded FDIC insurance expense totaling $268,023 and a special assessment fee of $233,500, compared to FDIC insurance expense of $316,234 during the first six months of 2010.  There was no special FDIC assessment during the first six months of 2010.

      Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.  The Company’s ROA and ROE began to return to more normal levels in 2009 following the immediate impact of the LyndonBank acquisition in 2007, but have decreased during the second quarter of 2010 as a result of the decrease in income in both periods.  The following table shows these ratios annualized for the comparison periods.

For the second quarter ended June 30,	2010	2009

Return on Average Assets	0.58%	0.84%
Return on Average Equity	7.76%	11.44%

For the six months ended June 30,	2010	2009

Return on Average Assets	0.67%	0.70%
Return on Average Equity	8.96%	9.64%

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

     Tax-exempt income is derived from municipal investments which comprised the entire held-to-maturity portfolio of $30.8 million at June 30, 2010, and $32.9 million at June 30, 2009.  The Company acquired municipal investments through the merger with LyndonBank amounting to approximately $1.1 million, which were sold in January 2009, for a net loss of $12,122.  Also included in the Company’s available-for-sale portfolio at both June 30, 2009 and 2010 are two classes of Fannie Mae preferred stock acquired in the merger, which, until the last quarter of 2008, carried a 70% tax exemption on dividends received.  Dividend payments on the Fannie Mae preferred stock ceased following the federal government’s action in September 2008, placing Fannie Mae under conservatorship.  Dividend payments on the Company’s holdings of FHLBB stock also ceased during the last quarter of 2008, as the FHLBB adopted measures to conserve its capital, including suspension of dividend payments.  Resumption of dividend payments on the Fannie Mae and FHLBB stock in 2010, and possibly beyond, is unlikely.

     The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the six month comparison periods of 2010 and 2009.

For the six months ended June 30,	2010	2009

Net interest income as presented	$8,461,777	$7,971,197
Effect of tax-exempt income	320,911	331,931
Net interest income, tax equivalent	$8,782,688	$8,303,128

     The following table presents average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the 2010 and 2009 comparison periods.

Average Balances and Interest Rates

	For the Six Months Ended June 30:
		2010			2009
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets

Loans (1)	$384,573,013	$10,932,159	5.73%	$367,188,471	$10,878,534	5.97%
Taxable investment securities	23,092,781	198,754	1.74%	26,956,956	498,100	3.73%
Tax exempt investment securities	46,889,732	943,856	4.06%	39,951,599	975,835	4.93%
Federal funds sold and overnight deposits	98,329	227	0.47%	195,845	1,057	1.09%
Other investments	975,150	32,276	6.67%	975,150	32,275	6.67%
Total	$455,629,005	$12,107,272	5.36%	$435,268,021	$12,385,801	5.74%

Interest-Bearing Liabilities

NOW & money market funds	$142,356,445	$662,677	0.94%	$122,237,986	$673,281	1.11%
Savings deposits	54,997,242	84,100	0.31%	52,878,309	79,780	0.30%
Time deposits	153,572,331	1,700,269	2.23%	171,601,349	2,567,829	3.02%
Federal funds purchased and other borrowed funds	33,603,696	260,051	1.56%	15,982,967	102,694	1.30%
Repurchase agreements	19,131,010	95,302	1.00%	18,970,474	135,344	1.44%
Capital lease obligations	864,747	35,056	8.11%	904,127	36,616	8.17%
Junior subordinated debentures	12,887,000	487,129	7.62%	12,887,000	487,129	7.62%
Total	$417,412,471	$3,324,584	1.61%	$395,462,212	$4,082,673	2.08%

Net interest income		$8,782,688			$8,303,128
Net interest spread (2)			3.75%			3.66%
Net interest margin (3)			3.89%			3.85%

(1) Included in gross loans are non-accrual loans with an average balance of $5,036,185 and $2,446,493 for the six months ended 2010 and 2009, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses.
(2) Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average earning assets.

     The average volume of earning assets for the first six months of 2010 increased $20.4 million or 4.7% compared to the same period of 2009, while the average yield decreased 38 basis points.  The average volume of loans increased $17.4 million or 4.7%, while the average yield decreased 24 basis points.  Interest earned on the loan portfolio comprised 90.3% of total interest income for the first six months of 2010 and 87.8% for the 2009 comparison period.  Loan activity was steady during the latter part of 2009 and into the first half of 2010 primarily in the residential and commercial real estate portfolios, contributing to the increase in the average loan portfolio.  The average volume of the taxable investment portfolio (classified as available-for-sale) decreased approximately $3.9 million or 14.3% between periods, and the average yield decreased 199 basis points.  The Company sold its entire collateralized mortgage obligation (CMO) and mortgage-backed securities (MBS) investment portfolio classified as available-for-sale, for approximately $14.6 million during the first half of 2009, and replaced it with $13.0 million in U.S. Government Agency securities, accounting for a portion of the decrease in the average balances of the investment portfolio.  The remaining decrease in average investments is due to maturities within the Company’s available-for-sale portfolio, which were used to help fund loan growth.  The average volume of the tax exempt investment portfolio (classified as held-to-maturity) increased $6.9 million or 17.4%, due to new municipal investment for the Company, and the average tax equivalent yield decreased 87 basis points.  Interest earned on tax exempt investments (which is presented on a tax equivalent basis) comprised 7.8% of total interest income for the first six months of 2010 compared to 7.9% for the same period in 2009.

     In comparison, the average volume of interest bearing liabilities for the first six months of 2010 increased just under $22.0 million or 5.6% over the 2009 comparison period, while the average rate paid on these accounts decreased 47 basis points.  The average volume of NOW and money market funds increased $20.1 million or 16.5% and the average rate paid decreased 17 basis points.  This increase in volume was due in part to an increase in municipal deposits that correspond to the new municipal investments mentioned in the prior paragraph.  The average volume of time deposits decreased $18.0 million, or 10.5%, and the average rate paid on time deposits decreased 79 basis points.  Competition for time deposits remains aggressive in the Company's market area and the Company has chosen to not pay up on these deposits and instead to replace them with other funding sources, primarily borrowings from the FHLBB.  The Company also chose to replace the $15.1 million in one-way CDARS funds at maturity with FHLBB advances.  The average volume of federal funds purchased and other borrowed funds increased $17.6 million or 110.3% from an average volume of just under $16.0 million for the first six months of 2009 to $33.6 million for the same period in 2010.  Given the low rates on borrowed funds, both in overnight funds purchased and in long-term borrowings, the Company extended some of its overnight funds into two, three and five year advances to supplement its deposit funding.  The Company also increased core deposits at the end of March 2010 with an $11.2 million money market account from its affiliate, CFSG.  The average balance on this account for the second quarter of 2010 was $14.2 million.

     The cumulative result of all these changes was an increase of nine basis points in the net interest spread and an increase of four basis points in the net interest margin.  The increase in the loan portfolio and the change in the mix of interest bearing liabilities, primarily time deposits versus borrowed funds, helped to increase net interest income and maintain a positive net interest spread and net interest margin despite a sustained low rate environment.

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first six months of 2010 and 2009 resulting from volume changes in average assets and average liabilities and fluctuations in rates earned and paid.

Changes in Interest Income and Interest Expense

	Variance	Variance
Rate / Volume	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance
Interest-Earning Assets
Loans	$(461,038)	$514,663	$53,625
Taxable investment securities	(266,004)	(33,342)	(299,346)
Tax exempt investment securities	(201,598)	169,619	(31,979)
Federal funds sold and overnight deposits	(603)	(227)	(830)
Other investments	1	0	1
Total	$(929,242)	$650,713	$(278,529)

Interest-Bearing Liabilities
NOW & money market funds	$(121,344)	$110,740	$(10,604)
Savings deposits	1,168	3,152	4,320
Time deposits	(668,189)	(199,371)	(867,560)
Federal funds purchased and other borrowed funds	43,764	113,593	157,357
Repurchase agreements	(41,188)	1,146	(40,042)
Capital lease obligations	24	(1,584)	(1,560)
Junior subordinated debentures	0	0	0
Total	$(785,765)	$27,676	$(758,089)

Changes in net interest income	$(143,477)	$623,037	$479,560

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

     Non-interest income decreased $666,019 or just under 36.0% for the second quarter of 2010 compared to the second quarter of 2009, from $1.85 million to $1.19 million.  A gain of $447,420 from the sale of the Company’s CMO and MBS portfolio during the second quarter of 2009 accounts for most of the decrease from 2009 to 2010.  Non-interest income decreased $585,774 or 19.5% for the first six months of 2010 compared to the same period in 2009 from just over $3.0 million to $2.4 million.  The Company experienced strong loan activity during the first six months of 2009, primarily in residential mortgage loans sold to the secondary market, compared to the first six months of 2010, accounting for the decrease in income on sold loans of $169,719 or 48.1% for the second quarter of 2010 compared to 2009 and $373,861 for the first six months of 2010 compared to the first six months of 2009.  The volume of loans sold during the first six months of 2009 was $47.4 million compared to $16.7 million in the same period in 2010.  The Company recognized income for the first six months of 2010 of $37,679 from its trust and investment management affiliate, CFSG, and $61,721 from its Supplemental Executive Retirement Program investment assets compared to losses for the first six months of 2009 of $16,516 and $113,660, respectively.  Both increases reflect improved stock market conditions between periods.

     Non-interest expense decreased $394,653 or 8.3% to $4.4 million for the second quarter of 2010 compared to $4.8 million for the second quarter of 2009.  Decreases are noted in all components of non-interest expense for the second quarter comparison periods including a decrease of $69,825 or 30.7% in FDIC insurance expense.  Non-interest expense for the first six months of 2010 decreased $605,943 or 6.6% compared to the first six months of 2009 with expense figures of $8.65 million and $9.26 million, respectively.  Decreases are again noted in all components of non-interest expense with loss on limited partnerships (a component of other expenses) recording the biggest decrease amounting to $241,986 or 49.4% followed by FDIC insurance expense with a decrease of $185,289 or approximately 37.0%.  Salaries and wages decreased in both comparison periods due to retirements of long-time employees at the end of 2009.  The amortization of the core deposit intangible associated with the LyndonBank acquisition decreased $33,288 or 20.0% to $133,152 for the second quarter of 2010 compared to $166,440 for the second quarter of 2009 and $66,576 or 20.0% to $266,304 for the first six months of 2010 compared to $332,880 for the first six months of 2009.

     Management monitors all components of other non-interest expense; additionally, a quarterly review is performed to assure that the accruals for these expenses are accurate and timely.  This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     The provision for income taxes changed from a tax benefit to a tax expense in both comparison periods.  A tax benefit of $25,992 versus a tax expense of $12,076 was reported for the second quarter of 2009 and 2010, respectively.  Figures for the six month comparison period include a tax benefit of $220,838 for 2009 and a tax expense of $134,286 for 2010.  The Company receives tax credits for its investments in various low income housing partnerships which reduce taxes payable.  From time to time, the Company has the opportunity to participate in a low income housing project that offers one-time historic tax credits.  In 2008, the Company was given this opportunity through a local project, with historic tax credit for 2009 amounting to $535,000, or $133,750 quarterly.  Total tax credits, including the one-time historic tax credit, recorded for the second quarter of 2009 and for the first six months amounted to $251,688 and $503,376, respectively, compared to regular tax credits for the second quarter of 2010 and the first six months of $133,701 and $267,402, respectively.

CHANGES IN FINANCIAL CONDITION

     The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	June 30, 2010		December 31, 2009		June 30, 2009
Assets
Loans (gross)*	$385,782,686	77.51%	$382,259,106	75.65%	$369,105,295	77.01%
Available for Sale Securities	22,619,810	4.54%	23,974,830	4.74%	25,160,194	5.25%
Held to Maturity Securities	30,826,040	6.19%	44,766,250	8.86%	32,878,174	6.86%
*includes loans held for sale

	June 30, 2010		December 31, 2009		June 30, 2009
Liabilities
Time Deposits	$146,740,333	29.48%	$167,270,840	33.10%	$170,845,738	35.65%
Savings Deposits	56,945,942	11.44%	52,448,863	10.38%	55,022,851	11.48%
Demand Deposits	53,915,653	10.83%	52,821,573	10.45%	51,404,659	10.73%
NOW & Money Market Funds	128,322,430	25.78%	146,244,454	28.94%	106,859,117	22.30%
Federal Funds Purchased and
Other Borrowed Funds	37,843,000	7.60%	13,411,000	2.65%	25,328,000	5.28%

     The Company's loan portfolio increased $3.5 million, or 0.9% from December 31, 2009 to June 30, 2010, and $16.7 million, or 4.5%, from June 30, 2009 to June 30, 2010.  The decrease in mortgage interest rates throughout 2009 triggered an increase in new loan activity during 2009, with an even larger increase in refinancing activity, especially in the residential loan portfolio.  During the last quarter of 2009 and into the first quarter of 2010, the Company experienced an increase in loan activity within the commercial and residential mortgage loan portfolio that the Company retains in-house.  Residential mortgage loan activity decreased during the second quarter of 2010, but commercial mortgage loan activity remained steady.  Available-for-sale investments decreased $1.4 million or 5.7% through maturities and sales from December 31, 2009 to June 30, 2010, and $2.5 million or 10.1% year over year.  Most of the maturities and sales during 2009 and 2010 were used to fund loan growth and reinvestment in U.S. Government Agency securities.  Held-to-maturity securities decreased $13.9 million or 31.1% during the first six months of 2010, and $2.1 million or 6.2% year to year.  The decrease in the held-to-maturity portfolio which consists of municipal investments is due to the annual municipal finance cycle as short-term municipal loans generally mature at the end of the second quarter and are not replaced until after the start of the third quarter.  This portfolio has increased approximately $22 million at the time this report was being prepared.

     Time deposits decreased $20.5 million or 12.3% from December 31, 2009 to June 30, 2010 and $24.1 million or 14.1% from June 30, 2009 to June 30, 2010.  Competitive interest rate programs at other financial institutions accounted for some of the decrease as the Company chose to seek alternate sources of funding (primarily FHLBB borrowings) to replace these higher cost deposits.  Also affecting the time deposit balances in the comparison was the balance of one-way purchased funds in the CDARS program.  At June 30, 2010, there were no funds in the one-way purchased funds program compared to $15.1 million on December 31, 2009 and $4.6 million on June 30, 2009.  During the first quarter of 2010, as the $15.1 million in purchased CDARS funds matured, they were replaced with FHLBB advances, which are included in the $24.4 million increase in borrowed funds compared to year end 2009.  Savings deposits increased $4.5 million or 8.6% during the first six months of 2010 and $1.9 million or 3.5% year to year.  Demand deposits increased $1.1 million or 2.1% during the first six months of 2010, compared to an increase of $2.5 million or 4.9% year to year.  NOW and money market funds reported a decrease of $17.9 million or 12.3% for the first six months of 2010, while year over year an increase of $21.5 million or 20.1% was reported.  The Company’s municipal accounts, which are primarily a component of NOW and money market funds, increased during the last half of 2009 to levels above the volume in the first quarter of 2009; however, due to normal cyclical activity, the volume on these accounts decreased during the first six months of 2010, accounting for most of the changes in both comparison periods.  The year to date decrease was offset by a $14.2 million money market account from the Company’s affiliate, CFSG, that was established at the end of the first quarter of 2010.  Other borrowed funds increased $24.4 million or 182.2% from December 31, 2009 to June 30, 2010 and $12.5 million or 49.41% year to year.  The average cost of funds from FHLBB during 2009 and into 2010 was approximately 0.31%, causing the Company to rely more heavily on this source of funding as opposed to offering higher rates in order to replace maturing time deposits, including the $15.1 million in purchased CDARS deposits.  While the Company strives to keep its core customers, there was not as much emphasis placed on attracting rate shoppers.

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

     While management’s assumptions are developed based upon current economic and local market conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.  This is especially true in light of the continued significant market volatility since the collapse of the financial markets in 2008 and the unprecedented, sustained low interest rate environment.

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

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	June 30, 2010		December 31, 2009
	Total Loans	% of Total	Total Loans	% of Total

Construction & Land Development	$14,389,283	3.73%	$16,868,447	4.41%
Secured by Farm Land	9,014,505	2.34%	10,038,998	2.63%
1-4 Family Residential	217,873,117	56.47%	216,458,286	56.62%
Commercial Real Estate	100,072,269	25.94%	97,620,300	25.54%
Loans to Finance Agricultural Production	1,200,399	0.31%	952,305	0.25%
Commercial & Industrial Loans	29,858,571	7.74%	26,496,269	6.93%
Consumer Loans	12,963,415	3.36%	13,634,490	3.57%
All other loans	411,127	0.11%	190,011	0.05%
Total Gross Loans	385,782,686	100.00%	382,259,106	100.00%
Reserve for loan losses	(3,439,261)		(3,450,542)
Unearned loan fees	(96,979)		(152,188)
Net Loans	$382,246,446		$378,656,376

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

     When establishing the allowance each quarter the Company applies a combination of historical loss factors and qualitative factors to pools of loans including the residential mortgage, commercial real estate, commercial and industrial, and consumer loan and overdraft portfolios.  The Company will shorten or lengthen its look back period for determining average portfolio historical loss rates as the economy either contracts or expands; during a period of economic contraction a shortening of the look back period may more conservatively reflect the current economic climate.  In light of the recent recession, in late 2008 the Company modified its allowance methodology by shortening its historical look back period from five years to one to two years, and by also comparing loss rates to losses experienced during the last economic downturn, from 1999 to 2002. The highest loss rates experienced for these look back periods are applied to the various pools in establishing the allowance.

     The Company then applies numerous qualitative factors to each of these segments of the loan portfolio. Those factors include the levels of and trends in delinquencies and non-accrual loans; criticized and classified assets; volumes and terms of loans; and the impact of any loan policy changes. Experience, ability and depth of lending personnel, levels of policy and documentation exceptions, national and local economic trends, the competitive and regulatory environments, and concentrations of credit are also factors considered.

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

     The Company’s impaired loans increased $1.2 million or 30.9% during the first six months from $3.8 million at December 31, 2009 to just over $5.0 million as of June 30, 2010, reflecting the recent recession and measured recovery.  The increase is principally related to two commercial real estate loans to one borrower totaling approximately $1.1 million.  The two loans carry 90% USDA Rural Development government guarantees amounting to $998,699.  Specific allocations to the reserve increased for the same period, from $232,900 to $252,100. The relatively low increase to the specific allocations reflects the guaranteed nature of the two newly impaired commercial real estate loans. Loans rewritten through a troubled debt restructuring in 2009 consisted of three loans to one borrower with a balance of $629,457 as of December 31, 2009 and $592,432 as of June 30, 2010.  The combined restructured loan is being repaid according to the restructured terms.  The impaired portfolio mix as of June 30, 2010 includes approximately 52% in residential real estate and 44% in commercial real estate compared to December 31, 2009 totals of approximately 65% residential real estate and 30% commercial real estate.  Management reports increasing trends in delinquencies and the levels of non-performing loans and criticized and classified assets, which is consistent with the length and depth of the economic recession and the measured recovery; the related qualitative factors in the loan loss reserve analysis have been adjusted accordingly.

     The Company is not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

     As of June 30, 2010 and December 31, 2009, the OREO balance was $1,070,500 and $743,000, respectively.  The Company’s OREO portfolio at June 30, 2010 consisted of three properties acquired through the normal foreclosure process amounting to $510,500 and one former LyndonBank branch property in Derby, Vermont with a carrying value of $560,000. During the first six months of 2010 the Company sold two foreclosed OREO properties that had carrying values totaling $181,650. At December 31, 2009, the OREO portfolio consisted of two properties acquired through the normal foreclosure process amounting to $158,000 and the former LyndonBank branch property in Derby, Vermont.  This property was placed in OREO a short time after the merger, when that branch was consolidated with the Company’s main office.  The June 30, 2010 carrying value of the former branch property reflects a first quarter write down of $25,000.  The property is being actively marketed for sale.

     The Company is committed to a conservative lending philosophy and maintains high credit and underwriting standards. As of June 30, 2010, the Company maintained a residential loan portfolio of $217.9 million compared to $216.5 million as of December 31, 2009 and a commercial real estate portfolio (including construction, land development and farm land loans) of $123.5 million as of June 30, 2010 and $124.5 million as of December 31, 2009, together accounting for approximately 90% of the total loan portfolio for each period.

     The residential mortgage portfolio makes up the largest part of the overall loan portfolio and while it continues to have the lowest historical loss ratio of the portfolio segments, portfolio losses have been increasing with higher delinquencies, foreclosures and lower property values.  The Company maintains a mortgage loan portfolio of traditional mortgage products and has not engaged in higher risk loans such as option ARM products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates.  In areas of the country where such risky products were originated, borrowers with little or no equity in their property have been defaulting on mortgages they can no longer afford, and are walking away from those properties as real estate values have fallen precipitously.  While real estate values have declined in the Company’s market area, the sound underwriting standards historically employed by the Company have mitigated the trends in defaults and property surrenders to the extent experienced elsewhere.  The Company generally requires private mortgage insurance (PMI) on residential mortgages with loan-to-values exceeding 80%.  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  Junior lien home equity products make up 22% of the Company’s residential mortgage portfolio with maximum loan-to-value ratios (including senior liens) of 80%.  While experiencing increasing delinquency and losses in this area, the residential mortgage portfolio has performed well in light of the extent of the severity of the recession and problem loan levels remain manageable.

     Risk in the Company’s commercial and commercial real estate loan portfolios is mitigated in part by using government guarantees issued by federal agencies such as the US Small Business Administration and USDA Rural Development. At June 30, 2010, the Company had $19.9 million in guaranteed loans, compared to $17.8 million at December 31, 2009.

The following table summarizes the Company's loan loss experience for the six months ended June 30,

	2010	2009

Loans Outstanding End of Period	$385,782,686	$369,105,295
Average Loans Outstanding During Period	$384,573,013	$367,188,471
Non-Accruing Loans	$5,029,876	$2,895,041

Loan Loss Reserve, Beginning of Period	$3,450,542	$3,232,932
Loans Charged Off:
Residential Real Estate	246,702	19,912
Commercial Real Estate	147,397	5,063
Commercial Loans not Secured by Real Estate	22,014	38,747
Consumer Loans	45,340	85,120
Total Loans Charged Off	461,453	148,842
Recoveries:
Residential Real Estate	3,396	496
Commercial Real Estate	2,049	15,668
Commercial Loans not Secured by Real Estate	1,938	3,512
Consumer Loans	17,789	21,117
Total Recoveries	25,172	40,793
Net Loans Charged Off	436,281	108,049
Provision Charged to Income	425,000	250,002
Loan Loss Reserve, End of Period	$3,439,261	$3,374,885

Net Charge Offs to Average Loans Outstanding	0.113%	0.029%
Provision Charged to Income as a Percent of Average Loans	0.111%	0.068%
Loan Loss Reserve to Average Loans Outstanding	0.894%	0.919%
Loan Loss Reserve to Non-Accruing Loans*	68.377%	116.575%

*The percentage for 2010 includes two loans that were transferred to non-accrual status during the first quarter of 2010 carrying 90% guarantees by USDA Rural Development which, if deducted, would increase the coverage to 85.3% as of June 30, 2010.

     Given loan portfolio trends and the recent recession and stagnant recovery, the provision for loan losses was $425,000 for the six months ended June 30, 2010 compared to $250,002 for the six months ended June 30, 2009. The higher level of 2010 charge off activity is attributable largely to the resolution of numerous non-performing loans.  While the reduction in both the Loan Loss Reserve balance and the reserve coverage ratios at June 30, 2010 compared to year-end 2009 is not directionally consistent with portfolio trends, management believes that second quarter 2010 charge off activity was unusually high, due to non-performing loan resolutions. Management will continue to monitor the activity of non-performing assets and adjust the provision in future periods as circumstances warrant. The Company has an experienced collections department that continues to actively work with borrowers to resolve problem loans.

Non-performing assets for the comparison periods were as follows:

	June 30, 2010		December 31, 2009
		Percent		Percent
	Balance	of Total	Balance	of Total

Non-Accruing loans	$5,029,876	88.26%	$3,843,820	87.32%
Loans past due 90 days or more and still accruing	669,044	11.74%	557,976	12.68%
Total	$5,698,920	100.00%	$4,401,796	100.00%

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

     During the first quarter of 2010, the market rates used to determine the fair value of the Company’s mortgage servicing rights remained relatively stable and at levels higher than the end of 2009.  Given this factor and the secondary market volume within the residential mortgage loan portfolio, a write up in the amount of $104,176 was deemed appropriate as of March 31, 2010.  By June 30, 2010, market rates fell to record lows requiring a write down of $66,997.  At such date, the net carrying value of the Company’s mortgage servicing rights portfolio was $895,909, compared to $932,961 at year end 2009 and $929,952 at June 30, 2009.

     At June 30, 2010 and December 31, 2009, the Company’s available-for-sale portfolio included two classes of Fannie Mae preferred stock with an aggregate book value of $68,164, which reflected two other-than-temporary impairment write downs on the investment in prior periods.  The fair market value of the Fannie Mae preferred stock as of June 30, 2010 was $30,728, a decrease of $40,760 over the December 31, 2009 fair market value of $71,488.  The decrease in value occurred shortly before the end of the quarter after the Federal Housing Finance Agency ordered Fannie Mae to delist its common and preferred stock from the New York Stock Exchange.  Due to the fact that the volatility was recent, the stock price increased slightly over the low-point it reached immediately following the announcement of the delisting and the Company has the ability and intention to hold the investment for the foreseeable future, management did not record an other-than-temporary impairment on June 30, 2010.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit (including commercial and construction lines of credit), standby letters of credit and risk-sharing commitments on certain sold loans.   Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.  During the first six months of 2010, the Company did not engage in any activity that created any additional types of off-balance-sheet risk.

     The Company generally requires collateral or other security to support financial instruments with credit risk.  The Company's financial instruments or commitments whose contract amount represents credit risk as of June 30, 2010 were as follows:

Contract or
Notional Amount

Unused portions of home equity lines of credit	$17,784,514
Other commitments to extend credit	27,046,198
Residential construction lines of credit	1,170,005
Commercial real estate and other construction lines of credit	31,140,711
Standby letters of credit and commercial letters of credit	1,088,509
Recourse on sale of credit card portfolio	389,730
MPF credit enhancement obligation, net of liability recorded	1,590,022

     Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The recourse provision under the terms of the sale of the Company’s credit card portfolio in 2007 is based on total lines, not balances outstanding.  The remaining recourse, which consists of business customers and Canadian customers, is subject to increase, but only to the extent that the Company, in its discretion, approves a requested increase by a customer whose credit line was still active and included in the recourse portfolio.  Based on historical losses, and adjusting for current economic conditions, the Company does not expect any significant losses from this commitment.

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

     In order to attract deposits, the Company has from time to time taken the approach of offering deposit specials at competitive rates, in varying terms that fit within the balance sheet mix.  The strategy of offering specials is meant to provide a means to retain deposits while not having to reprice the entire deposit portfolio.  The Company recognizes that with increasing competition for deposits, it may at times be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits purchased through the CDARS provide an alternative funding source when needed.  Such deposits are generally considered a form of brokered deposits.  The Company had no one-way funds on June 30, 2010 and $15.1 million on December 31, 2009.  In addition, two-way CDARS deposits allow the Company to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits with other CDARS members.  At June 30, 2010, the entire balance of $2.2 million in CDARS deposits represented exchanged deposits with other CDARS participating banks compared to $2.1 million at December 31, 2009.  During the first quarter of 2010, as the $15.1 million in purchased deposits matured, they were replaced with FHLBB advances, which are included in the $24.4 million increase in borrowed funds compared to year end 2009.  Anticipating a possible increase in long-term rates due to a steepening yield curve, the Company extended $18.0 million of short-term funding into longer-term FHLBB advances with two, three and five year maturities.  Management believes this will help protect the balance sheet from interest-rate risk in the event of a rising rate environment.  This reallocation of funds contributed to the decrease in certificates of deposit during the comparison period.

     During the first six months of 2010, the Company's loan portfolio increased $3.5 million or 0.9%.  Demand for residential mortgages was moderate compared to the level of activity in 2009, while commercial mortgage demand increased during this period and remains favorable into the third quarter of 2010.  The available-for-sale investment portfolio decreased $1.4 million or 5.7% and the held-to-maturity investment portfolio decreased $13.9 million or 31.1% compared to 2009 year end levels.  Maturities in the available-for-sale portfolio were used in part to fund loan growth.  The decrease in the held-to-maturity investments, which is primarily municipal investments, is attributable to the annual municipal finance cycle.  Short-term municipal investments generally mature at the end of the second quarter and are not replaced until the beginning of the third quarter.  During July, these investments have increased approximately $22 million with both renewals and new municipal investments.

     On the liability side, savings deposits increased $4.5 million or 8.6%, while NOW and money market accounts decreased $17.9 million or 12.3% and time deposits decreased $20.5 million or 12.3%.  Aggressive pricing from other financial institutions for time deposits, as well as a shift of maturing one-way CDARS to alternate sources of funding, were both factors in the decrease in deposits.  Other borrowed funds (the alternate funding source), increased $24.4 million or 182.2% for the first six months of 2010.  The low cost of funds at FHLBB, which remains at approximately 0.31%, caused the Company to utilize this source of funding over the higher cost time deposits.

     In 2009 the Company established a borrowing line with the FRBB to be used as a contingency funding source.  To secure this Borrower-in-Custody arrangement, the Company pledged eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available line of $68.1 million as of June 30, 2010 and $71.0 million as of December 31, 2009.  Credit advances in the FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 75 basis points.  As of June 30, 2010 and December 31, 2009, the Company did not have any outstanding borrowings against this line.

     As a member of the FHLBB, the Company has access to pre-approved lines of credit.  The Company had a $500,000 unsecured Federal Funds line with an available balance of the same amount at June 30, 2010 and year end 2009. Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.  As of June 30, 2010 and December 31, 2009, additional borrowing capacity of approximately $90.3 million and $90.9 million, respectively, less outstanding advances, through the FHLBB was secured by the Company's qualifying loan portfolio.

     Given the Federal Funds rate prevailing in 2010, the Company extended a portion of its overnight funding into $28 million in long-term advances scheduled to mature within five years, with the remainder falling into short-term FHLBB advances and overnight funding at this time.

     The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	June 30,	December 31,	June 30,
	2010	2010	2010
Long-Term Advances
FHLBB term borrowing, 2.13% fixed rate, due January 31, 2011	$10,000,000	$10,000,000	$10,000,000
Community Investment Program borrowing, 7.67% fixed rate, due November 16, 2012	10,000	10,000	10,000
FHLBB term borrowing, 1.00% fixed rate, due January 27, 2012	6,000,000	0	0
FHLBB term borrowing, 1.71% fixed rate, due January 27, 2013	6,000,000	0	0
FHLBB term borrowing, 2.72% fixed rate, due January 27, 2015	6,000,000	0	0
	28,010,000	10,010,000	10,010,000
Short-Term Advances
FHLBB term borrowing, 0.31% fixed rate, due July 23, 2010	5,000,000	0	0

Overnight Borrowings
Federal funds purchased (FHLBB), 0.3100%, 0.3125%, and .2813%, respectively	4,833,000	3,401,000	15,318,000

Total	$37,843,000	$13,411,000	$26,328,000

     Under a separate agreement with the FHLBB, the Company has the authority to collateralize public unit deposits, up to its FHLBB borrowing capacity ($90.3 million at June 30, 2010, less outstanding advances noted above), with letters of credit issued by the FHLBB.  At June 30, 2010 approximately $16.6 million of eligible collateral was pledged as collateral to the FHLBB to secure the Company’s obligations relating to these letters of credit.

     Other alternative sources of funding come from unsecured Federal Funds lines with one unaffiliated correspondent bank in the amount of $3.5 million.  There was no balance outstanding on this line at June 30, 2010.

The following table illustrates the changes in shareholders' equity from December 31, 2009 to June 30, 2010:

Balance at December 31, 2009 (book value $7.56 per common share)	$36,889,838
Net income	1,671,445
Issuance of stock through the Dividend Reinvestment Plan	353,028
Dividends declared on common stock	(1,094,320)
Dividends declared on preferred stock	(93,750)
Change in unrealized gain on available-for-sale securities, net of tax	(16,864)
Balance at June 30, 2010 (book value $7.68 per common share)	$37,709,377

     On June 8, 2010, the Company declared a cash dividend of $0.12 on common stock payable on August 1, 2010, to shareholders of record as of July 15, 2010, which is accrued in the financial statements at June 30, 2010.

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

     Regulators have also established minimum capital ratio guidelines for FDIC-insured banks under the prompt corrective action provisions of the Federal Deposit Insurance Act, as amended.  These minimums are a total risk-based capital ratio of 10.0%, a Tier I risk-based capital ratio of 6%, and a leverage ratio of 5%.  As of June 30, 2010, the Company’s Subsidiary was deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Subsidiary's classification.

     The regulatory capital ratios of the Company and its subsidiary as of June 30, 2010 and December 31, 2009 exceeded regulatory guidelines and are presented in the following table.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

As of June 30, 2010:
Total capital (to risk-weighted assets)
Consolidated	$41,625	11.91%	$27,959	8.00%	N/A	N/A
Bank	$41,280	11.83%	$27,910	8.00%	$34,887	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	$38,160	10.92%	$13,980	4.00%	N/A	N/A
Bank	$37,815	10.84%	$13,955	4.00%	$20,932	6.00%
Tier I capital (to average assets)
Consolidated	$38,160	7.61%	$20,062	4.00%	N/A	N/A
Bank	$37,815	7.55%	$20,042	4.00%	$25,053	5.00%

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

As of December 31, 2009:
Total capital (to risk-weighted assets)
Consolidated	$40,326	11.57%	$27,877	8.00%	N/A	N/A
Community National Bank	$40,336	11.60%	$27,811	8.00%	$34,764	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	$36,875	10.58%	$13,939	4.00%	N/A	N/A
Community National Bank	$36,885	10.61%	$13,906	4.00%	$20,858	6.00%
Tier I capital (to average assets)
Consolidated	$36,875	7.50%	$19,674	4.00%	N/A	N/A
Community National Bank	$36,885	7.51%	$19,643	4.00%	$24,554	5.00%

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

     Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of June 30, 2010, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of June 30, 2010 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information as to purchases of the Company’s common stock during the quarter ended June 30, 2010, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum Number of
			Total Number of	Shares That May Yet
	Total Number	Average	Shares Purchased	Be Purchased Under
	of Shares	Price Paid	as Part of Publicly	the Plan at the End
For the period:	Purchased(1)(2)	Per Share	Announced Plan	of the Period

April 1 – April 30	7,490	$11.68	N/A	N/A
May 1 – May 31	0	0.00	N/A	N/A
June 1 – June 30	6,350	9.65	N/A	N/A
Total	13,840	$10.75	N/A	N/A

(1)  All 13,840 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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

COMMUNITY BANCORP.

DATED: August 10, 2010	/s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Executive Officer

DATED: August 10, 2010	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Vice President
& Chief Financial Officer