Form 10-Q
period 2010-09-30
COMMUNITY BANCORP /VT
filed 2010-11-10
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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
YES (  )     NO(X)

At November 3, 2010, there were 4,605,202 shares outstanding of the Corporation's common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	September 30	December 31	September 30
Consolidated Balance Sheets	2010	2009	2009
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$16,991,944	$9,598,107	$8,504,893
Federal funds sold and overnight deposits	9,018	5,036	7,736
Total cash and cash equivalents	17,000,962	9,603,143	8,512,629
Securities held-to-maturity (fair value $53,734,000 at 09/30/10,
$45,543,000 at 12/31/09 and $51,076,000 at 09/30/09)	53,146,028	44,766,250	49,769,540
Securities available-for-sale	22,514,018	23,974,830	23,130,656
Restricted equity securities, at cost	3,906,850	3,906,850	3,906,850
Loans held-for-sale	3,687,530	321,983	254,320
Loans	386,332,598	381,937,123	372,288,376
Allowance for loan losses	(3,706,434)	(3,450,542)	(3,481,663)
Unearned net loan fees	(85,539)	(152,188)	(183,683)
Net loans	382,540,625	378,334,393	368,623,030
Bank premises and equipment, net	12,961,952	13,637,414	13,815,601
Accrued interest receivable	1,926,729	1,895,313	1,876,058
Bank owned life insurance	3,902,422	3,813,016	3,782,011
Core deposit intangible	2,263,584	2,663,040	2,829,480
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	1,070,500	743,000	585,000
Prepaid expense Federal Deposit Insurance Corporation (FDIC)	1,667,372	2,105,565	0
Other assets	8,750,824	7,948,031	7,370,455
Total assets	$526,913,665	$505,287,097	$496,029,899

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$56,816,997	$52,821,573	$53,332,196
NOW and money market accounts	159,469,342	146,244,454	124,654,825
Savings	56,933,717	52,448,863	53,487,971
Time deposits, $100,000 and over	52,439,732	63,261,583	58,488,968
Other time deposits	94,024,242	104,009,257	112,581,504
Total deposits	419,684,030	418,785,730	402,545,464

Federal funds purchased and other borrowed funds	33,010,000	13,411,000	23,467,000
Repurchase agreements	19,446,876	19,042,214	17,110,010
Capital lease obligations	845,576	876,536	886,454
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	2,965,118	3,394,779	2,779,934
Total liabilities	488,838,600	468,397,259	459,675,862

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 10,000,000 shares authorized,
4,813,289 shares issued at 09/30/10, 4,759,913 shares
issued at 12/31/09 and 4,737,070 shares issued at 09/30/09	12,033,223	11,899,783	11,842,675
Additional paid-in capital	26,592,727	26,192,359	26,068,637
Accumulated deficit	(518,412)	(1,192,409)	(1,645,862)
Accumulated other comprehensive income	90,304	112,882	211,364
Less: treasury stock, at cost; 210,101 shares at 09/30/10,
12/31/09 and 09/30/09	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	38,075,065	36,889,838	36,354,037
Total liabilities and shareholders' equity	$526,913,665	$505,287,097	$496,029,899

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
For The Third Quarter Ended September 30,	2010	2009

Interest income
Interest and fees on loans	$5,514,561	$5,439,689
Interest on debt securities
Taxable	73,272	155,964
Tax-exempt	347,666	375,155
Dividends	16,139	16,138
Interest on federal funds sold and overnight deposits	1	(653)
Total interest income	5,951,639	5,986,293

Interest expense
Interest on deposits	1,163,470	1,498,395
Interest on federal funds purchased and other borrowed funds	161,640	88,254
Interest on repurchase agreements	41,584	57,708
Interest on junior subordinated debentures	243,564	243,564
Total interest expense	1,610,258	1,887,921

Net interest income	4,341,381	4,098,372
Provision for loan losses	433,334	175,001
Net interest income after provision for loan losses	3,908,047	3,923,371

Non-interest income
Service fees	577,514	580,293
Income from sold loans	216,788	207,953
Income on bank owned life insurance	29,797	30,845
Other income	406,683	562,666
Total non-interest income	1,230,782	1,381,757

Non-interest expense
Salaries and wages	1,521,763	1,467,638
Employee benefits	556,331	500,665
Occupancy expenses, net	738,838	715,773
FDIC insurance	158,031	142,855
Amortization of core deposit intangible	133,152	166,440
Other expenses	1,218,444	1,364,393
Total non-interest expense	4,326,559	4,357,764

Income before income taxes	812,270	947,364
Income tax expense (benefit)	24,465	(65,858)
Net income	$787,805	$1,013,222

Earnings per common share	$0.16	$0.21
Weighted average number of common shares
used in computing earnings per share	4,591,530	4,514,460
Dividends declared per common share	$0.12	$0.12
Book value per share on common shares outstanding at September 30,	$7.73	$7.48

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
For the Nine Months Ended September 30,	2010	2009

Interest income
Interest and fees on loans	$16,446,720	$16,318,223
Interest on debt securities
Taxable	272,026	654,064
Tax-exempt	970,611	1,019,059
Dividends	48,415	48,413
Interest on federal funds sold and overnight deposits	228	404
Total interest income	17,738,000	18,040,163

Interest expense
Interest on deposits	3,610,516	4,819,285
Interest on federal funds purchased and other borrowed funds	456,747	227,564
Interest on repurchase agreements	136,886	193,052
Interest on junior subordinated debentures	730,693	730,693
Total interest expense	4,934,842	5,970,594

Net interest income	12,803,158	12,069,569
Provision for loan losses	858,334	425,003
Net interest income after provision for loan losses	11,944,824	11,644,566

Non-interest income
Service fees	1,700,021	1,606,971
Income from sold loans	536,471	901,497
Income on bank owned life insurance	89,406	91,932
Net realized gains on securities	0	471,055
Other income	1,323,117	1,314,309
Total non-interest income	3,649,015	4,385,764

Non-interest expense
Salaries and wages	4,354,779	4,358,104
Employee benefits	1,698,749	1,656,345
Occupancy expenses, net	2,282,320	2,280,055
FDIC insurance	474,265	644,378
Amortization of core deposit intangible	399,456	499,320
Write down of Fannie Mae preferred stock	0	94,446
Other expenses	3,766,269	4,080,338
Total non-interest expense	12,975,838	13,612,986

Income before income taxes	2,618,001	2,417,344
Income tax expense (benefit)	158,751	(286,696)
Net income	$2,459,250	$2,704,040

Earnings per common share	$0.51	$0.57
Weighted average number of common shares
used in computing earnings per share	4,574,857	4,494,448
Dividends declared per common share	$0.36	$0.36
Book value per share on common shares outstanding at September 30,	$7.73	$7.48

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30,	2010	2009

Cash Flow from Operating Activities:
Net income	$2,459,250	$2,704,040
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation and amortization, premises and equipment	772,332	813,643
Provision for loan losses	858,334	425,003
Deferred income tax benefit	(389,653)	(393,950)
Net gain on sale of securities	0	(471,055)
Net gain on sale of loans	(536,471)	(901,497)
Gain on sale of bank premises and equipment	(4,584)	0
Loss on sale of OREO	10,807	7,523
(Gain) loss on Trust LLC	(54,347)	20,511
Amortization of bond premium, net	288,561	152,691
Write down of Fannie Mae preferred stock	0	94,446
Write down of OREO	25,000	100,000
Proceeds from sales of loans held for sale	27,428,557	60,517,629
Originations of loans held for sale	(30,257,633)	(58,688,608)
(Decrease) increase in taxes payable	(501,596)	7,253
(Increase) decrease in interest receivable	(31,416)	168,492
Decrease in prepaid FDIC insurance assessment	438,193	0
Increase in mortgage servicing rights	(13,105)	(8,754)
(Increase) decrease in other assets	(204,150)	45,431
Increase in bank owned life insurance	(89,406)	(91,932)
Amortization of core deposit intangible	399,456	499,320
Amortization of limited partnerships	371,691	737,928
Decrease in unamortized loan fees	(66,649)	(117,321)
Decrease in interest payable	(31,924)	(36,777)
Increase in accrued expenses	169,084	129,033
Increase (decrease) in other liabilities	56,372	(692,037)
Net cash provided by operating activities	1,096,703	5,021,012

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	35,805,520	32,552,289
Purchases	(44,185,298)	(45,033,470)
Investments - available-for-sale
Sales and maturities	5,160,000	20,747,245
Purchases	(4,021,959)	(14,691,675)
Decrease in limited partnership contributions payable	(613,306)	(1,457,000)
Increase in loans, net	(5,580,214)	(8,388,675)
Proceeds from sales of bank premises and equipment,
net of capital expenditures	(92,287)	360,185
Proceeds from sales of OREO	170,843	167,477
Recoveries of loans charged off	48,147	60,710
Net cash used in investing activities	(13,308,554)	(15,682,914)

The accompanying notes are an integral part of these consolidated financial statements.

	2010	2009
Cash Flows from Financing Activities:
Net increase in demand, NOW, money market and savings accounts	21,705,166	4,572,540
Net decrease in time deposits	(20,806,866)	(4,267,856)
Net increase (decrease) in repurchase agreements	404,662	(1,976,446)
Net (decrease) increase in short-term borrowings	(3,401,000)	895,000
Proceeds from long-term borrowings	28,000,000	10,000,000
Repayments on long-term borrowings	(5,000,000)	0
Decrease in capital lease obligations	(30,960)	(28,598)
Dividends paid on preferred stock	(140,625)	(140,625)
Dividends paid on common stock	(1,120,707)	(1,149,112)
Net cash provided by financing activities	19,609,670	7,904,903

Net increase (decrease) in cash and cash equivalents	7,397,819	(2,756,999)
Cash and cash equivalents:
Beginning	9,603,143	11,269,628
Ending	$17,000,962	$8,512,629

Supplemental Schedule of Cash Paid During the Period
Interest	$4,966,766	$6,007,371

Income taxes	$1,050,000	$100,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$(34,210)	$(487,114)

Loans and bank premises transferred to OREO	$(534,150)	$675,000

Common Shares Dividends Paid
Dividends declared	$1,644,628	$1,616,556
Decrease (increase) in dividends payable attributable to dividends declared	9,887	(11,663)
Dividends reinvested	(533,808)	(455,781)
	$1,120,707	$1,149,112

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

     On July 21, 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables.  The ASU is intended to enhance transparency about an entity’s allowance for credit losses and the credit quality of loan and lease receivables by requiring disclosure of an evaluation of the nature of the credit risk inherent in the entity’s financing receivables portfolio, as well as disclosure of how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance.  Under this standard, disclosures about the allowance for credit losses and fair value are to be presented by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  In addition to existing requirements, ASU 2010-20 requires an entity to provide additional disclosures about (1) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (2) the aging of past due financing receivables at the end of the reporting period by class of financing receivable; (3) the nature and extent of troubled debt restructurings that occurred during the period, by class of financing receivable, and their effect on the allowance for credit losses; (4) the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period, by class of financing receivable, and their effect on the allowance for credit losses; and (5) significant purchases and sales of financing receivables during the reporting period, disaggregated by portfolio segment.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance.  ASU 2010-20 will be effective for interim and annual financial reporting periods after December 15, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for the Company’s consolidated financial statements that include periods beginning on or after January 1, 2011.  Other than requiring additional disclosures, the Company does not anticipate that adoption of this ASU will have a material impact on the Company’s consolidated financial statements and accompanying footnotes.

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

The following table illustrates the calculation for the periods ended September 30, as adjusted for the cash dividends declared on the preferred stock:

For The Third Quarter Ended September 30,	2010	2009

Net income, as reported	$787,805	$1,013,222
Less: dividends to preferred shareholders	46,875	46,875
Net income available to common shareholders	$740,930	$966,347
Weighted average number of common shares
used in calculating earnings per share	4,591,530	4,514,460
Earnings per common share	$0.16	$0.21

For the Nine Months Ended September 30,	2010	2009

Net income, as reported	$2,459,250	$2,704,040
Less: dividends to preferred shareholders	140,625	140,625
Net income available to common shareholders	$2,318,625	$2,563,415
Weighted average number of common shares
used in calculating earnings per share	4,574,857	4,494,448
Earnings per common share	$0.51	$0.57

Note 4.  Comprehensive Income

     Accounting principles generally require recognized revenues, expenses, gains, and losses to be included in net income.  Certain changes in assets and liabilities, such as the after-tax effect of unrealized gains and losses on available-for-sale securities, are not reflected in the statement of income, but the cumulative effect of such items from period-to-period is reflected as a separate component of the equity section of the balance sheet (accumulated other comprehensive income or loss).  Other comprehensive income or loss, along with net income, comprises the Company's total comprehensive income.

The Company's total comprehensive income for the comparison periods is calculated as follows:

For The Third Quarter Ended September 30,	2010	2009

Net income	$787,805	$1,013,222
Other comprehensive (loss) income, net of tax:
Change in unrealized holding gain on available-for-sale
securities arising during the period	(8,659)	54,554
Tax effect	2,944	(18,548)
Other comprehensive (loss) income, net of tax	(5,715)	36,006
Total comprehensive income	$782,090	$1,049,228

For the Nine Months Ended September 30,	2010	2009

Net income before write down of Fannie Mae preferred stock and tax effect thereof	$2,459,250	$2,766,374
Realized loss on write down of Fannie Mae preferred stock	0	94,446
Tax effect	0	(32,112)
Net income after realized loss	2,459,250	2,704,040

Other comprehensive loss, net of tax:
Change in unrealized holding gain on available-for-sale
securities arising during the period	(34,210)	(16,059)
Reclassification adjustment for gains realized in income	0	471,055
Net change in unrealized gain	(34,210)	(487,114)
Tax effect	11,631	165,619
Other comprehensive loss, net of tax	(22,579)	(321,495)
Total comprehensive income	$2,436,671	$2,382,545

Note 5.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

September 30, 2010
U.S. Government sponsored enterprise (GSE) debt securities	$17,270,721	$127,199	$0	$17,397,920
U.S. Government securities	5,038,309	41,491	0	5,079,800
U.S. GSE preferred stock	68,164	0	31,866	36,298
	$22,377,194	$168,690	$31,866	$22,514,018
December 31, 2009
U.S. GSE debt securities	$18,686,949	$138,283	$18,582	$18,806,650
U.S. Government securities	5,048,683	48,773	764	5,096,692
U.S. GSE preferred stock	68,164	3,324	0	71,488
	$23,803,796	$190,380	$19,346	$23,974,830
September 30, 2009
U.S. GSE debt securities	$18,692,738	$188,891	$0	$18,881,629
U.S. Government securities	4,049,506	73,086	0	4,122,592
U.S. GSE preferred stock	68,164	58,271	0	126,435
	$22,810,408	$320,248	$0	$23,130,656

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

September 30, 2010
States and political subdivisions	$53,146,028	$587,972	$0	$53,734,000

December 31, 2009
States and political subdivisions	$44,766,250	$776,750	$0	$45,543,000

September 30, 2009
States and political subdivisions	$49,769,540	$1,306,460	$0	$51,076,000

The scheduled maturities of debt securities available-for-sale were as follows:

	Amortized	Fair
	Cost	Value
September 30, 2010
Due in one year or less	$13,141,244	$13,222,390
Due from one to five years	9,167,786	9,255,330
	$22,309,030	$22,477,720
December 31, 2009
Due in one year or less	$8,229,400	$8,310,668
Due from one to five years	15,506,232	15,592,674
	$23,735,632	$23,903,342
September 30, 2009
Due in one year or less	$7,160,297	$7,285,570
Due from one to five years	15,581,947	15,718,651
	$22,742,244	$23,004,221

The scheduled maturities of debt securities held-to-maturity were as follows:

	Amortized	Fair
	Cost	Value*
September 30, 2010
Due in one year or less	$44,048,956	$44,049,000
Due from one to five years	3,965,459	4,112,000
Due from five to ten years	1,308,094	1,455,000
Due after ten years	3,823,519	4,118,000
	$53,146,028	$53,734,000
December 31, 2009
Due in one year or less	$35,864,578	$35,865,000
Due from one to five years	4,034,674	4,229,000
Due from five to ten years	1,483,336	1,677,000
Due after ten years	3,383,662	3,772,000
	$44,766,250	$45,543,000
September 30, 2009
Due in one year or less	$41,083,534	$41,084,000
Due from one to five years	4,217,762	4,544,000
Due from five to ten years	1,306,505	1,633,000
Due after ten years	3,161,739	3,815,000
	$49,769,540	$51,076,000

*Method used to determine fair value on held-to-maturity securities rounds values to nearest thousand.

     All debt securities with unrealized losses are presented in the table below either as those with a continuous loss position for less than 12 months or as those with a continuous loss position for 12 months or more.  The Company had no debt securities with an unrealized loss at September 30, 2010 and September 30, 2009.  The debt securities at December 31, 2009 had no unrealized loss position of 12 months or more.

Debt securities with unrealized losses were as follows:

	Less than 12 months
	Fair	Unrealized
	Value	Loss
December 31, 2009
U.S. GSE debt securities	$2,055,018	$18,582
U.S. Government securities	1,003,233	764
	$3,058,251	$19,346

     At September 30, 2010 and 2009 and December 31, 2009, the Company’s available-for-sale portfolio included two classes of Fannie Mae preferred stock with an aggregate cost basis of $68,164, which reflected two other-than-temporary impairment write downs on the investment in prior periods.  The fair market value of the Fannie Mae preferred stock as of September 30, 2010 was $36,298, a decrease of $35,190 from the December 31, 2009 fair market value of $71,488.  The September 30, 2010 fair market value reflected an increase of $5,570 from the June 30, 2010 fair market value of $30,728.  The value of the stock had declined shortly before the end of the second quarter, after the Federal Housing Finance Agency ordered Fannie Mae to delist its common and preferred stock from the New York Stock Exchange.  Due to the fact that there was improvement in the stock’s market value during the third quarter and the Company has the ability and intention to hold the investment for the foreseeable future, management did not record an other-than-temporary impairment for the quarter ended September 30, 2010.

     At December 31, 2009, there were two U.S. Government sponsored enterprise debt securities and one U.S. Government debt security in the investment portfolio in an unrealized loss position.  These unrealized losses were principally attributable to changes in prevailing interest rates for similar types of securities, and not deterioration in the creditworthiness of the issuer.

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

     Amortization expense for the core deposit intangible for the first nine months of 2010 was $399,456.  As of September 30, 2010, the remaining annual amortization expense related to core deposit intangible, absent any future impairment, is expected to be as follows:

2010	$133,152
2011	426,086
2012	340,869
2013	272,695
2014	272,695
Thereafter	818,087
Total	$2,263,584

     Management evaluates goodwill for impairment annually and the core deposit intangible for impairment if conditions warrant.  As of the date of the most recent such evaluations (December 31, 2009), management concluded that no impairment existed.

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

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes certain derivative contracts, residential mortgage servicing rights, impaired loans, and OREO which uses the market approach.

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

     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Assets measured at fair value on a recurring basis and reflected in the balance sheet at the dates presented are summarized below:

September 30, 2010	Level 1	Level 2	Total
Assets:
U.S. GSE debt securities	$0	$17,397,920	$17,397,920
U.S. Government securities	3,034,600	2,045,200	5,079,800
U.S. GSE preferred stock	36,298	0	36,298
Total	$3,070,898	$19,443,120	$22,514,018

December 31, 2009
Assets:
U.S. GSE debt securities	$0	$18,806,650	$18,806,650
U.S. Government securities	1,003,233	4,093,459	5,096,692
U.S. GSE preferred stock	71,488	0	71,488
Total	$1,074,721	$22,900,109	$23,974,830

September 30, 2009
Assets:
U.S. GSE debt securities	$0	$18,881,629	$18,881,629
U.S. Government securities	4,122,592	0	4,122,592
U.S. GSE preferred stock	126,435	0	126,435
Total	$4,249,027	$18,881,629	$23,130,656

Assets measured at fair value on a nonrecurring basis and reflected in the balance sheet at the dates presented comprised only of Level 2 and are summarized below:

September 30, 2010	Level 2

Residential mortgage servicing rights	$962,640
Impaired loans, net of related allowance	2,817,020
OREO	1,070,500
Total	$4,850,160

December 31, 2009

Residential mortgage servicing rights	$1,011,360
Impaired loans, net of related allowance	2,186,171
OREO	743,000
Total	$3,940,531

September 30, 2009

Residential mortgage servicing rights	$968,864
Impaired loans, net of related allowance	4,205,389
OREO	585,000
Total	$5,759,253

Real estate properties acquired through or in lieu of loan foreclosure are carried as OREO and are initially recorded at fair value less estimated selling cost at the date of foreclosure.  Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, these assets are carried at the lower of their new cost basis or fair value, less estimated cost to sell.  Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed.  Appraisals are then done periodically on properties that management deems significant, or evaluations may be performed by management on properties in the portfolio that are less vulnerable to market conditions.  Subsequent write-downs are recorded as a charge to operations, if necessary to reduce the carrying value of a property to the lower of its cost or fair value, less estimated cost to sell.

There were no transfers between Levels during the nine months ended September 30, 2010.

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

Deposits, federal funds purchased and borrowed funds:  The fair values disclosed for demand deposits (for example, checking and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit and debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates and debt to a schedule of aggregated contractual maturities on such time deposits and debt.

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

The estimated fair values of the Company's financial instruments were as follows:

	September 30, 2010		December 31, 2009		September 30, 2009
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$17,001	$17,001	$9,603	$9,603	$8,513	$8,513
Securities held-to-maturity	53,146	53,734	44,766	45,543	49,770	51,076
Securities available-for-sale	22,514	22,514	23,975	23,975	23,131	23,131
Restricted equity securities	3,907	3,907	3,907	3,907	3,907	3,907
Loans and loans held-for-sale, net	386,228	400,373	378,656	388,199	368,877	380,012
Mortgage servicing rights	946	963	933	1,011	969	969
Accrued interest receivable	1,927	1,927	1,895	1,895	1,876	1,876

Financial liabilities:
Deposits	419,684	422,897	418,786	420,933	402,545	405,148
Federal funds purchased and other
borrowed funds	33,010	33,481	13,411	13,549	23,467	23,623
Repurchase agreements	19,447	19,447	19,042	19,042	17,110	17,110
Capital lease obligations	846	846	877	877	886	886
Subordinated debentures	12,887	12,324	12,887	11,370	12,887	10,332
Accrued interest payable	202	202	234	234	277	277

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the above table.

Note 9.  Mortgage Servicing Rights

     The following table shows the changes in the carrying amount of the mortgage servicing rights for the periods indicated:

	September 30,	December 31,	September 30,
	2010	2009	2009

Balance at beginning of year	$932,961	$960,110	$960,110
Mortgage servicing rights capitalized	203,417	584,004	514,181
Mortgage servicing rights amortized	(295,124)	(363,755)	(258,029)
Increase (decrease) in market value	104,812	(247,398)	(247,398)
Balance at end of period	$946,066	$932,961	$968,864

Note 10.  Legal Proceedings

     In the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 11.  Subsequent Event

     The Company has evaluated events and transactions subsequent to September 30, 2010 for potential recognition or disclosure in these financial statements, as required by GAAP.  On September 14, 2010, the Company declared a cash dividend of $0.12 per share payable November 1, 2010 to shareholders of record as of October 15, 2010.  This dividend, amounting to $550,307, was accrued at September 30, 2010.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended September 30, 2010

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

     Forward-looking statements are not guarantees of future performance.  They necessarily involve risks, uncertainties and assumptions.  Future results of the Company may differ materially from those expressed in these forward-looking statements.  Examples of forward-looking statements included in this discussion include, but are not limited to, estimated contingent liability related to assumptions made within the asset/liability management process, management's expectations as to the future interest rate environment and the Company's related liquidity level, credit risk expectations relating to the Company's loan portfolio and its participation in the Federal Home Loan Bank of Boston (FHLBB) Mortgage Partnership Finance (MPF) program, and management's general outlook for the local and national economy and the future performance of the Company.  Although forward-looking statements are based on management's current expectations and estimates, many of the factors that could influence or determine actual results are unpredictable and not within the Company's control.  Readers are cautioned not to place undue reliance on such statements as they speak only as of the date they are made.  The Company does not undertake, and disclaims any obligation, to revise or update any forward-looking statements to reflect the occurrence or anticipated occurrence of events or circumstances after the date of this report, except as required by applicable law.

     Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (1) general economic or monetary conditions, either nationally or regionally, continue to deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services; (2) competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial service industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way as to reduce the Company's margins;  (4) enactment of new laws and adoption of new government regulations, including numerous regulations of various federal government agencies, such as a new Consumer Financial Protection Bureau, to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”); (5) changes in existing laws or regulations, or the way in which courts and government agencies interpret those laws or regulations, increase our costs of doing business or otherwise adversely affect the Company's business; (6) changes in federal or state tax policy; (7) changes in the level of nonperforming assets and charge-offs; (8) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (9) changes in consumer and business spending, borrowing and savings habits; and (10) the effect of and changes in the United States monetary and fiscal policies, including the interest rate policies and regulation of the money supply by the Federal Reserve Board, which, in turn, may result in inflation and interest rate, securities market and monetary fluctuations.

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

OVERVIEW

     The Company’s total assets at September 30, 2010 were $526.9 million compared to $505.3 million at December 31, 2009 and $496.0 million at September 30, 2010, an increase of 4.3% and 6.2%, respectively.  The growth in assets in both comparison periods is primarily from an increase in loans.  Loans and loans held-for-sale totaled $390.0 million at September 30, 2010, an increase of $7.8 million from December 31, 2009.  Loans held-for-sale contributed $3.4 million to the increase.  Total deposits on September 30, 2010 of $419.7 million were only slightly higher than December 31, 2009; however, a shift occurred within the different types of deposit accounts.  Time deposits decreased $20.8 million; reflected in this decrease in time deposits was $15.1 million maturing during the first quarter of 2010 in one way funds purchased in the Certificate of Deposit Account Registry Service (CDARS) program of Promontory Interfinancial Network (PIN) (described below in the Liquidity and Capital Resources section), which were replaced with long-term borrowings from the FHLBB.  Also contributing to the decrease in time deposits is the competitive interest rate environment for certificate of deposit specials, resulting in a decrease in certificates of deposit of $5.6 million.  In spite of a cyclical decrease in municipal demand and money market deposits of $15.0 million, the Company grew core deposit accounts $21.7 million, which includes a new NOW account of the Company's trust company affiliate, Community Financial Service Group (CFSG) of $19.1 million.  The Company is now offering an insured cash sweep account (ICS) through PIN.  The ICS is a money market account that is fully insured by the Federal Deposit Insurance Corporation (FDIC), provided through PIN’s reciprocal deposit sweep service.  The Company considers these increases in core deposits as significant to the overall balance sheet as a stable source of funding to support asset growth.  Nevertheless, management recognizes that the low interest rates being paid on certificates of deposits and other investment products have caused some depositors to place their money in non-maturing products such as money market and savings accounts.

     Net income for the third quarter of 2010 was $787,805 compared to $1.0 million for the third quarter of 2009, resulting in earnings per common share of $0.16 and $0.21 for the respective quarters.  Net interest income increased by $243,009 but was offset by a combination of an increase of $258,333 in the provision for loan losses, a decrease in non-interest income of $150,975 and a decrease in non-interest expenses and the provision for income taxes of $31,205 and $90,323, respectively, resulting in a decrease in net income of $225,317.  Interest rates have remained low with the prime rate unchanged since January of 2009 and mortgage rates hitting record lows at quarter end.  The prolonged low interest rate environment makes it challenging to grow net interest income from the growth of the balance sheet.  Commercial and consumer loans that are tied to the prime rate continue to be replaced and repriced at lower rates, reducing interest income by $34,654 for the quarter ended September 30, 2010 compared to the same quarter last year.  Although the reduced rates on deposit accounts resulted in a decrease in interest expense of $277,663, the longer rates remain low, the less opportunity there will be to reduce funding cost in the future.

     The low mortgage interest rates fueled another round of refinancing activity in 2010.  The activity for the first nine months of 2010 has not been as robust as in 2009, with $26.9 million in mortgages sold during the first nine months of 2010, compared to $59.6 million for the same period in 2009.  Sales for the third quarter of 2010 were strong with $10.5 million, compared to $12.9 million in the third quarter of 2009.  The Company reported net gains from the sales of these mortgages of $216,788 for the quarter compared to $207,953 for the third quarter of 2009.  This income is a component of non-interest income, which was $1.2 million for the quarter ended September 30, 2010 compared to $1.4 million for the quarter ended September 30, 2009.  Other components of non-interest income that varied in comparison to 2009 were related to the Supplemental Executive Retirement Program (SERP) and income from the conversion of Canadian funds.  A decline in the stock market at quarter end resulted in a fair market value negative adjustment to the SERP of $60,768 for the quarter ended September 30, 2010 compared to a gain of $70,923 for the quarter ended September 30, 2009.  Fluctuations in the value of the Canadian dollar versus the U.S. dollar resulted in income of $35,000 for the quarter ended September 30, 2010 compared to income of $73,000 for the quarter ended September 30, 2009.

     Non-interest expense for the quarter ended September 30, 2010 was $4.3 million compared to $4.4 million for the same period in 2009.  Salaries, benefits and occupancy expenses have been manageable, increasing less than 5% combined when comparing the two quarters.  Expenses related to collections of past due and non-accruing loans have increased from $112,129 in the third quarter of 2009 to $169,431 for the third quarter ended September 30, 2010, an increase of 51.1%.  Other expenses declined when comparing the two quarters by $145,949.  During the quarter ended September 30, 2010, the Company recorded a loss on limited partnerships of $123,897 versus $248,148 in 2009, a decrease of $124,251.  The difference was due to a significant investment made by the Company in a local senior housing project in 2009 that increased the losses in those partnerships for the year.  The amortization of the core deposit intangible from the acquisition of LyndonBank decreases every year, decreasing $33,288 for the third quarter of 2010 compared to the same period last year.

     An increase in non-performing loans and charge off activity required a provision for loan losses for the third quarter of 2010 of $433,334 compared to $175,001 for the third quarter in 2009.  Despite trending higher, the Company’s level of non-performing assets, net of government guarantees, remains well below the Company’s national peer group.  The effects of the recession and the stagnant recovery continue to have a negative impact on the local economy.  Sectors of the loan portfolio most affected by the recession are construction and dairy farming.  Construction activity continues to be slow for commercial and residential markets and milk prices have yet to stabilize at a level sufficient to allow struggling farmers to recover.  On the positive side, there has been some improvement in manufacturing with some of the local furniture manufacturers hiring additional workers and increasing work hours.

     While there are signs of economic growth and some evidence that the labor market may be stabilizing, the economic picture remains uncertain and housing markets remain soft, indicating that it will take time before the recovery shows substantive signs of expansion.  The Company expects that the Federal Reserve will maintain the low levels of the federal funds rate for an extended period of time.  In this uncertain economic environment, unforeseen losses could present a challenge to the Company’s future core earnings.

     Local economic conditions are similar to national conditions.  While early in 2010 the commercial pipeline showed strong demand, due to the sluggish economy, many of the transactions did not materialize and demand for commercial real estate loans has been low.  During the third quarter 2010, residential mortgage loan activity increased somewhat and is expected to continue into the fourth quarter, based on a strong pipeline of mortgage applications at the end of the quarter, although the refinancing activity is not expected to reach the levels of 2009.  Jobless claims in the local manufacturing sector have subsided and some factories have increased work hours for production crews; however, the dairy industry continues to struggle.  A positive summer season for local tourism was beneficial to the local economy.  A positive note for the northeastern Vermont market area is a multi-phase expansion project of a local ski area, where construction of two hotels, a hockey arena, an indoor water park and a golf club house are expected to transform the ski resort to a year-round indoor and outdoor recreation destination resort.  This project is expected to inject $90 million of construction funding into the local economy over the next two years utilizing Federal EB5 program capital from foreign investors.

     While there are some signs of a recovery, the number of people unemployed and the limited new job opportunities suggest that the recovery will be slow and the economy in the Company’s markets will remain constrained for the time being.  The recent poor economic conditions continue to have a negative impact on the consumer, particularly as it relates to credit performance, which tends to lag economic cycles.  The increase in past dues and non-performing loans during the first nine months of 2010 compared to 2009 indicates that customers continue to struggle to make their mortgage payments, not only due to layoffs and reduced income, but in some instances due to high levels of other consumer debt as well.  These economic factors, among others, are considered in assessing the level of the Company’s reserve for loan losses in an effort to adequately reserve for probable losses due to the consequences of the recession.

     Recently major mortgage servicers’ foreclosure procedures have come under scrutiny by federal agencies, resulting in the imposition of a voluntary moratorium on foreclosures by some of the larger national financial institutions until it can be determined that borrowers are not being evicted from their homes unfairly due to improper documentation and foreclosure proceedings.  So far the interagency reviews by the federal banking regulators have not identified any industry-wide systemic issues; rather the issues appear to stem from the extreme volumes of foreclosures that the large services are experiencing.  Recognizing the trends that have led to an increase in foreclosures, the Company allocated additional resources and experienced staff to handle the increased activity without sacrificing due diligence and proper procedures required in foreclosure proceedings.

     On April 13, 2010, the Board of Directors of the FDIC approved an interim rule to extend the Transaction Account Guarantee (TAG) program to December 31, 2010.  Under the current TAG program, customers of participating insured depository institutions are provided full deposit insurance coverage on noninterest-bearing transaction accounts, as well as NOW accounts where the interest rate is contractually limited to no more than 25 basis points and Interest on Lawyers Trust Accounts (IOLTAs).  In addition, the Dodd-Frank Act provides for unlimited FDIC insurance for noninterest-bearing transaction accounts in all banks effective December 31, 2010, through December 31, 2012.  However, this extended TAG coverage will not apply to interest-bearing NOW accounts or IOLTAs.  The cost of this TAG deposit insurance coverage will be included as part of the regular quarterly FDIC assessments, rather than through special assessments. The TAG program gives financial institutions who are participating in the TAG program an option for their customers with large dollar accounts who are looking for insured funds beyond the current FDIC coverage of $250,000.

     The regulatory environment continues to increase operating costs and place extensive burden on personnel resources to comply with rules such as Sarbanes-Oxley Act of 2002, the USA Patriot Act, the Bank Secrecy Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, and most recently the Dodd-Frank Act, which creates a new Consumer Financial Protection Bureau with comprehensive rulemaking authority.  Various federal agencies including the banking regulators and the SEC are charged with undertaking numerous administrative rulemakings under the Dodd-Frank Act that could take years to implement.

     On September 14, 2010, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per common share, payable on November 1, 2010 to shareholders of record on October 15, 2010.  The Company is focused on increasing the profitability of the balance sheet, improving expense efficiency, and prudently managing risk, particularly as it pertains to credit in order to remain a well-capitalized bank in this challenging economic environment.

     The following pages describe our third quarter financial results in more detail. Please take the time to read them to more fully understand the quarter and nine months ended September 30, 2010 in relation to the 2009 comparison periods.  The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes included in this report and with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2009.

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

     Occasionally, the Company acquires property in connection with foreclosures or in satisfaction of debts previously contracted, known as other real estate owned (OREO).  Such properties are initially recorded at fair value, which is the market value less estimated cost of disposition, i.e., sales commissions and costs associated with the sale.  Market value is defined as the cash price that might reasonably be anticipated in a current sale that is within 12 months, under all conditions requisite to a fair sale.  A fair sale means that a buyer and seller are each acting prudently, knowledgeably, and under no necessity to buy or sell.  Market value is determined, as appropriate, either by obtaining a current appraisal or evaluation prepared by an independent, qualified appraiser, by obtaining a Broker’s Price Opinion, or if the Company has limited exposure and limited risk of loss, by the opinion of management as supported by an inspection of the property and its most recent tax valuation.  If the Company has a valid appraisal or an appropriate evaluation obtained in connection with the real estate loan, and there has been no obvious and material change in market conditions or physical aspects of the property, then the Company need not obtain another appraisal or evaluation when it acquires ownership of the property. Under recent and current market conditions, and during periods of declining market values, the Company will generally obtain a new appraisal or evaluation.

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

     The Company performs quarterly reviews of individual debt and equity securities in the investment portfolio to determine whether a decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the materiality of the decline and the probability, extent and timing of a valuation recovery, the company’s intent to continue to hold the security and, in the case of debt securities, the likelihood that the company will not have to sell the security before recovery of its cost basis.  Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to fundamental factors specific to the issuer, such as financial condition and business prospects, or to market-related or other factors, such as interest rates, and in the case of debt securities, the extent to which the impairment relates to credit losses of the issuer, as compared to other factors.  Declines in the fair value of securities below their cost that are deemed in accordance with GAAP to be other than temporary, and declines in fair value of debt securities below their cost that are related to credit losses, are recorded in earnings as realized losses.  The non-credit loss portion of an other than temporary decline in the fair value of debt securities below their cost basis (generally, the difference between the fair value and the estimated net present value of the debt security) is recognized in other comprehensive income as an unrealized loss.

     Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are required to be initially capitalized at fair value and subsequently accounted for using the “fair value method” or the “amortization method”. Capitalized mortgage servicing rights are included in other assets in the consolidated balance sheet. Mortgage servicing rights are amortized into non-interest income in proportion to, and over the period of, estimated future net servicing income of the underlying financial assets.  The value of capitalized servicing rights represents the estimated present value of the future servicing fees arising from the right to service loans in the portfolio. The carrying value of the mortgage servicing rights is periodically reviewed for impairment based on a determination of fair value compared to amortized cost, and impairment, if any, is recognized through a valuation allowance and is recorded as amortization of other assets.  Subsequent improvement (if any) in the estimated fair value of impaired mortgage servicing rights is reflected in a positive valuation adjustment and is recognized in other income up to (but not in excess of) the amount of any prior impairment. Critical accounting policies for mortgage servicing rights relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of mortgage servicing rights requires the development and use of a number of estimates, including anticipated principal amortization, movement of principal balance within interest rate stratas, and prepayments of that principal balance. Factors that may significantly affect the estimates used are changes in interest rates and the payment performance of the underlying loans.  The Company analyzes and accounts for the value of its servicing rights with the assistance of a third party consultant.

     The Company’s 2007 acquisition of LyndonBank required the application of the purchase method of accounting.  Under the purchase method, the Company is required to record the net assets and liabilities acquired through the acquisition at fair value, with the excess of the purchase price over the fair value of the net assets recorded as goodwill and evaluated annually for impairment based on its fair value.  The determination of fair value requires the use of assumptions, including future profitability and discount rates, changes in which could significantly affect assigned fair values.

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

RESULTS OF OPERATIONS

     The Company’s net income for the third quarter of 2010 was $787,805, representing a decrease of $225,417 or 22.3% from net income of $1.0 million for the third quarter of 2009. This resulted in earnings per share of $0.16 and $0.21, respectively, for the third quarters of 2010 and 2009.  Net income for the first nine months of 2010 was $2.5 million, compared to $2.7 million for the same period in 2009, representing a decrease of $244,790 or 9.1%.  This resulted in earnings per share for the nine month periods of $0.51 for 2010 and $0.57 for 2009.  This decline in net income occurred despite an increase in net interest income for the third quarter of 2010 of $243,009 or 5.9% over the third quarter of 2009.  Although total interest income decreased $34,654 or just over 0.5%, this decrease was more than offset by a decrease in interest expense of $277,663 or 14.7% quarter over quarter, accounting for the overall increase in net interest income.  Net interest income for the first nine months of 2010 increased $733,589 or 6.1% over the first nine months of 2009.  Interest income decreased $302,163 or 1.7% but that decrease was more than offset by a decrease in interest expense of just over $1.0 million or 17.4% year over year.  Despite a $17.5 million increase in loans at September 30, 2010 and compared to September 30, 2009, interest and fees on loans, the major component of interest income, showed only a moderate increase of $128,497 or 0.8% between periods.  Interest on taxable investments which consisted of U.S. Government sponsored enterprise securities and U.S. Government securities decreased $382,038 or 58.4% year over year due to declining rates on securities purchased to replace maturing securities.  Interest paid on deposits, the major component of interest expense, decreased $1.2 million or 25.1% between the first nine months of 2010 and 2009, reflecting the combined effect of a decrease of $20.8 million in time deposits as well as a decrease in the rates paid on these deposit accounts.  The Company has chosen to not compete as aggressively for time deposits as in the past due to the availability of low rate funds through FHLBB borrowings.  This funding strategy has contributed to the decrease in time deposits and the increase in borrowed funds of $9.5 million or 40.7% year over year.  Additionally, when $15.1 million in one-way CDARS funds matured during the first quarter of 2010, the Company replaced them with long-term borrowings through FHLBB.

     As a result of the LyndonBank merger, the Company is required to amortize the fair value adjustments of the acquired loans and time deposits against net interest income and the core deposit intangible against non-interest expense.  The loan fair value adjustment was a net premium, creating a decrease in interest income of $11,662 for the third quarter of 2010 compared to a decrease of $41,359 for the third quarter of 2009 and year to date decreases of $44,396 and $103,422, respectively, for 2010 and 2009.  The certificate of deposit fair value adjustment was fully amortized as of July, 2010 resulting in interest expense of $26,000 for the third quarter of 2010, compared to $65,000 for the same period in 2009 and year to date interest expense of $182,000 and $195,000, respectively, for 2010 and 2009.  The amortization of the core deposit intangible amounted to a non-interest expense of $133,152 for the third quarter of 2010, compared to $166,440 for the third quarter of 2009 and year to date non-interest expense of $399,456 for 2010 and $499,320 for the same period in 2009.

     The Company sold its entire portfolio of mortgage backed securities (MBS) in the first half of 2009, resulting in net realized gains of $471,055 for the first nine months of 2009 compared to no gains or losses in the first nine months of 2010, contributing to a major portion of the decrease in non-interest income.  The decrease in non-interest expense is attributable not only to a $170,113 decrease in FDIC insurance premiums (discussed in the non-interest income and non-interest expense section) but also to a $366,237 decrease in the loss on limited partnerships. Loss on limited partnerships totaled $737,928 for the first nine months of 2009 compared to $371,691 for the first nine months of 2010.  This decrease in expense from 2009 to 2010 was due to one-time losses on one of the partnerships totaling $533,317 that the Company amortized over the 2009 calendar year.  The Company also recorded a one-time tax benefit of $549,378 on the same partnership over the 2009 calendar year, resulting in a tax benefit of $286,696 for the first nine months of 2009 compared to a tax expense of $158,751 for the first nine months of 2010.

      Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.  The Company’s ROA and ROE began to return to more normal levels in 2009 following the immediate impact of the LyndonBank acquisition in 2007, but have decreased during the third quarter of 2010 as a result of the decrease in income in both periods.  The following table shows these ratios annualized for the comparison periods.

For the third quarter ended September 30,	2010	2009

Return on Average Assets	0.60%	0.81%
Return on Average Equity	8.19%	11.07%

For the nine months ended September 30,	2010	2009

Return on Average Assets	0.65%	0.74%
Return on Average Equity	8.70%	10.16%

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

     Tax-exempt income is derived from municipal investments which comprised the entire held-to-maturity portfolio of $53.1 million at September 30, 2010, and $49.8 million at September 30, 2009.  The Company acquired municipal investments through the merger with LyndonBank amounting to approximately $1.1 million, which were sold in January 2009, for a net loss of $12,122.  Included in the Company’s available-for-sale portfolio at both September 30, 2009 and 2010 are two classes of Fannie Mae preferred stock acquired in the merger, which, until the last quarter of 2008, carried a 70% tax exemption on dividends received.  Dividend payments on the Fannie Mae preferred stock ceased following the federal government’s action in September 2008, placing Fannie Mae under conservatorship.  Dividend payments on the Company’s holdings of FHLBB stock also ceased during the last quarter of 2008, as the FHLBB adopted measures to conserve its capital, including suspension of dividend payments.  Resumption of dividend payments on the Fannie Mae and FHLBB stock in 2010, and possibly beyond, is unlikely.

     The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the nine month comparison periods of 2010 and 2009.

For the nine months ended September 30,	2010	2009

Net interest income as presented	$12,803,158	$12,069,569
Effect of tax-exempt income	500,012	525,193
Net interest income, tax equivalent	$13,303,170	$12,594,762

     The following table presents average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the 2010 and 2009 comparison periods.

Average Balances and Interest Rates

	For the Nine Months Ended September 30:
		2010			2009
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets

Loans (1)	$386,040,376	$16,446,720	5.70%	$368,182,304	$16,318,223	5.93%
Taxable investment securities	22,910,411	272,026	1.59%	26,271,374	654,064	3.33%
Tax exempt investment securities	48,582,239	1,470,623	4.05%	44,366,863	1,544,252	4.65%
Federal funds sold and overnight deposits	68,891	228	0.44%	185,923	404	0.29%
Other investments	975,150	48,415	6.64%	975,150	48,413	6.64%
Total	$458,577,067	$18,238,012	5.32%	$439,981,614	$18,565,356	5.64%

Interest-Bearing Liabilities

NOW and money market funds	$144,877,709	$992,733	0.92%	$121,217,130	$969,134	1.07%
Savings deposits	55,861,326	128,634	0.31%	53,348,406	121,477	0.30%
Time deposits	151,045,760	2,489,149	2.20%	171,444,792	3,728,674	2.91%
Federal funds purchased and other borrowed funds	34,074,183	404,471	1.59%	21,401,855	172,925	1.08%
Repurchase agreements	19,161,995	136,886	0.96%	18,231,292	193,052	1.42%
Capital lease obligations	859,500	52,276	8.11%	899,311	54,639	8.12%
Junior subordinated debentures	12,887,000	730,693	7.58%	12,887,000	730,693	7.58%
Total	$418,767,473	$4,934,842	1.58%	$399,429,786	$5,970,594	2.00%

Net interest income		$13,303,170			$12,594,762
Net interest spread (2)			3.74%			3.64%
Net interest margin (3)			3.88%			3.83%

(1) Included in gross loans are non-accrual loans with an average balance of $4,962,392 and $2,884,849 for the nine months ended
2010 and 2009, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses.
(2) Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average earning assets.

     The average volume of earning assets for the first nine months of 2010 increased $18.6 million or 4.2% compared to the same period of 2009, while the average yield decreased 32 basis points.  The average volume of loans increased $17.9 million or 4.9%, while the average yield decreased 23 basis points.  Interest earned on the loan portfolio comprised 90.2% of total interest income for the first nine months of 2010 and 87.9% for the 2009 comparison period.  Loan activity was steady during the latter part of 2009 and into the first nine months of 2010, primarily in the residential and commercial real estate portfolios, contributing to the increase in the average loan portfolio.  The average volume of the taxable investment portfolio (classified as available-for-sale) decreased approximately $3.4 million or 12.8% between periods, and the average yield decreased 174 basis points.  The Company sold its entire collateralized mortgage obligation and MBS investment portfolio classified as available-for-sale, for approximately $14.6 million during the first half of 2009, and replaced it with $13.0 million in U.S. Government Agency securities, accounting for a portion of the decrease in the average balances of the investment portfolio.  All maturities during 2010 were replaced with similar investments but with lower yields, contributing to the decrease in the average yield year over year.  The average volume of the tax exempt investment portfolio (classified as held-to-maturity) increased $4.2 million or 9.5%, due to new municipal investment for the Company, and the average tax equivalent yield decreased 60 basis points.  Interest earned on tax exempt investments (which is presented on a tax equivalent basis) comprised 8.1% of total interest income for the first nine months of 2010 compared to 8.3% for the same period in 2009.

     In comparison, the average volume of interest bearing liabilities for the first nine months of 2010 increased $19.3 million or 4.8% over the 2009 comparison period, while the average rate paid on these accounts decreased 42 basis points.  The average volume of NOW and money market funds increased $23.7 million or 19.5% and the average rate paid decreased 15 basis points.  This increase in volume was due in part to an increase in municipal deposits that correspond to the new municipal investments mentioned in the prior paragraph.  The Company began offering a new money market product, ICS, during the second half of 2010 which gives customers more than the standard $250,000 FDIC coverage with rates higher than our regular money market accounts.  This product has brought in new funds but most of the interest has come from the Company’s CDARS customers who are looking for alternatives to placing their money in time deposit accounts that are not as easily accessible. For the nine months ended September 30, 2010, the average volume of ICS accounts totaled $678,233 with an actual balance of just over $3.0 million.  Additionally, the new money market account established in the first quarter of 2010 by the Company’s affiliate, CFSG, had an average balance of $10.6 million for the nine months ended September 30, 2010.  The average volume of time deposits decreased $20.4 million, or 11.9%, and the average rate paid on time deposits decreased 71 basis points.  As mentioned earlier in this discussion, the Company has chosen to not pay up on these deposits and instead to replace them with other funding sources, primarily borrowings from the FHLBB.  The Company also chose to replace $15.1 million in one-way CDARS funds at maturity during the first quarter with FHLBB advances.  The average volume of federal funds purchased and other borrowed funds increased $12.7 million or 59.2% from an average volume of $21.4 million for the first nine months of 2009 to $34.1 million for the same period in 2010.  Given the low rates on borrowed funds, both in overnight funds purchased and in long-term borrowings, the Company extended some of its overnight funds into two, three and five year advances to supplement its deposit funding.

     The cumulative result of all these changes was an increase of 10 basis points in the net interest spread and an increase of five basis points in the net interest margin.  The increase in the loan portfolio and the change in the mix of interest bearing liabilities, primarily time deposits versus borrowed funds, helped to increase net interest income and maintain a positive net interest spread and net interest margin despite a sustained low rate environment.

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first nine months of 2010 and 2009 resulting from volume changes in average assets and average liabilities and fluctuations in rates earned and paid.

Changes in Interest Income and Interest Expense
	Variance	Variance
Rate / Volume	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance
Interest-Earning Assets
Loans	$(663,565)	$792,062	$128,497
Taxable investment securities	(342,068)	(39,970)	(382,038)
Tax-exempt investment securities	(220,237)	146,608	(73,629)
Federal funds sold and overnight deposits	209	(385)	(176)
Other investments	2	0	2
Total	$(1,225,659)	$898,315	$(327,344)

Interest-Bearing Liabilities
NOW and money market funds	$(165,757)	$189,356	$23,599
Savings deposits	1,518	5,639	7,157
Time deposits	(903,863)	(335,662)	(1,239,525)
Federal funds purchased and other borrowed funds	129,181	102,365	231,546
Repurchase agreements	(66,051)	9,885	(56,166)
Capital lease obligations	52	(2,415)	(2,363)
Junior subordinated debentures	0	0	0
Total	$(1,004,920)	$(30,832)	$(1,035,752)

Changes in net interest income	$(220,739)	$929,147	$708,408

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

     Non-interest income decreased $150,975 or 10.9% for the third quarter of 2010 compared to the third quarter of 2009, from $1.4 million to $1.2 million.  Currency exchange income of $35,000 was reported for the third quarter of 2010 versus $73,000 for the third quarter of 2009.  The Company recognized a loss of $60,768 for the third quarter of 2010 from its SERP investment assets compared to a gain of $70,923 in the third quarter of 2009.  Both changes in SERP income (loss) reflect the volatile movements with stock market conditions between periods.  Non-interest income decreased $736,749 or 16.8% for the first nine months of 2010 compared to the same period in 2009 from $4.4 million to $3.6 million.  The low interest rate environment that prevailed throughout 2009 and into 2010 not only helped the Company build its commercial and residential real estate mortgage loan portfolios, but also generated secondary market residential mortgage loan activity.  Although secondary market activity was not as strong as a year ago, non-interest income from loan sales was still significant reporting an increase of $8,835 or 4.3% for the third quarter of 2010 with income of $216,788 compared to $207,953 for the same period in 2009.  Income from loans sold in the secondary market for the first nine months of 2010 decreased $365,026 or 40.5% with $536,471 reported compared to $901,497 for the first nine months in 2009.  The volume of loans sold during the first nine months of 2009 was $60.5 million compared to $27.4 million in the same period in 2010.  This decrease in income from the sale of loans in the secondary market, together with the absence of any gain from the sale of investments from the Company’s investment portfolio, supports the overall decrease in non-interest income.

     Non-interest expense decreased $31,205 or 0.7% to $4.3 million for the third quarter of 2010 compared to $4.4 million for the second quarter of 2009.  A combined increase of $109,791 or 5.6% in salaries and employee benefits for the third quarter of 2010 compared to the third quarter in 2009 was more than offset by a decrease of $145,949 or 10.7% in other expenses for the same comparison periods.  Loss on limited partnerships, a component of other expenses, decreased $124,251 or 50.1% accounting for most of the decrease for the third quarter of 2010 compared to the third quarter of 2009.  Non-interest expense for the first nine months of 2010 decreased $637,148 or 4.7% compared to the first nine months of 2009 with expense figures of $13.0 million and $13.6 million, respectively. Decreases were noted in most of the components of non-interest expense for this comparison period with the most significant decreases noted in FDIC insurance expense with a decrease of $170,113 or 26.4% and loss on limited partnerships with a decrease amounting to $366,237 or 49.6%.  During the first nine months of 2009, the Company recorded a special FDIC assessment fee of $233,500 in addition to the regular FDIC insurance expense of $410,878, compared to FDIC insurance expense of $474,265 during the first nine months of 2010.  There was no special FDIC assessment during the first nine months of 2010.  The decrease in the loss in limited partnerships was due to a one-time loss expensed monthly during the 2009 calendar year on one of the newer investments the Company holds.

     Management monitors all components of other non-interest expense; additionally, a quarterly review is performed to assure that the accruals for these expenses are accurate and timely.  This helps alleviate the need to make significant adjustments to these accounts that in turn affect the net income of the Company.

APPLICABLE INCOME TAXES

     A tax benefit of $65,858 versus a tax expense of $24,465 was reported for the third quarter of 2009 and 2010, respectively.  Figures for the nine month comparison period include a tax benefit of $286,696 for 2009 and a tax expense of $158,751 for 2010.  The Company receives tax credits for its investments in various low income housing partnerships which reduce taxes payable.  From time to time, the Company has the opportunity to participate in a low income housing project that offers one-time historic tax credits.  In 2008, the Company was given this opportunity through a local project, with historic tax credits for 2009 amounting to $535,000, or $133,750 quarterly.  Total tax credits, including the one-time historic tax credit, recorded for the third quarter of 2009 and for the first nine months amounted to $263,343 and $766,719, respectively, compared to regular tax credits for the third quarter of 2010 and the first nine months of $133,701 and $401,103, respectively.

CHANGES IN FINANCIAL CONDITION

     The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	September 30, 2010		December 31, 2009		September 30, 2009
Assets
Loans (gross)*	$390,020,128	74.02%	$382,259,106	75.65%	$372,542,696	75.10%
Available for Sale Securities	22,514,018	4.27%	23,974,830	4.74%	23,130,656	4.66%
Held to Maturity Securities	53,146,028	10.09%	44,766,250	8.86%	49,769,540	10.03%
*includes loans held for sale

	September 30, 2010		December 31, 2009		September 30, 2009
Liabilities
Time Deposits	$146,463,974	27.80%	$167,270,840	33.10%	$171,070,472	34.49%
Savings Deposits	56,933,717	10.81%	52,448,863	10.38%	53,487,971	10.78%
Demand Deposits	56,816,997	10.78%	52,821,573	10.45%	53,332,196	10.75%
NOW & Money Market Funds	159,469,342	30.26%	146,244,454	28.94%	124,654,825	25.13%
Federal Funds Purchased	0	0.00%	3,401,000	0.67%	13,457,000	2.71%
Long-term Borrowings	33,010,000	6.26%	10,010,000	1.98%	10,010,000	2.02%

     The Company's loan portfolio increased $7.8 million, or 2.0% from December 31, 2009 to September 30, 2010, and $17.5 million, or 4.7%, from September 30, 2009 to September 30, 2010.  The decrease in mortgage interest rates throughout 2009 triggered an increase in new loan activity during 2009, with an even larger increase in refinancing activity, especially in the residential loan portfolio.  During the last quarter of 2009 and into the first quarter of 2010, the Company experienced an increase in loan activity within the commercial and residential mortgage loan portfolio that the Company retains in-house.  Residential mortgage loan activity decreased briefly during the second quarter of 2010 but has picked up during the third quarter of 2010 and into the current quarter, while commercial mortgage loan activity remained steady throughout the first half of 2010 but has now decreased.  Available-for-sale investments decreased $1.5 million or 6.1% through maturities from December 31, 2009 to September 30, 2010, and $616,638 or 2.7% year over year.  Most of the maturities and sales during 2009 were used to fund loan growth and reinvestment in U.S. Government Agency securities while most maturities in 2010 funded reinvestment in U.S. Government Agency securities.  Held-to-maturity securities increased $8.4 million or 18.7% during the first nine months of 2010, and $3.4 million or 6.8% year to year.  The increase in the held-to-maturity portfolio, which consists entirely of municipal investments, is due to the renewal early in the third quarter of 2010 of municipal investments that matured at the end of the second quarter of 2010, as well as to the addition of some new municipal investments.

     Time deposits decreased $20.8 million or 12.4% from December 31, 2009 to September 30, 2010 and $24.6 million or 14.4% from September 30, 2009 to September 30, 2010.  Competitive interest rate programs at other financial institutions accounted for some of the decrease as the Company chose to seek alternate sources of funding (primarily FHLBB borrowings) to replace these higher cost deposits.  Also affecting the time deposit balances in the comparison was the decline in the balance of one-way purchased funds in the CDARS program.  At September 30, 2010, there were no funds in the one-way purchased funds program compared to $15.1 million on December 31, 2009 and $5.4 million on September 30, 2009.  During the first quarter of 2010, as $15.1 million in purchased CDARS funds matured, they were replaced with FHLBB advances, which are included in the $23.0 million increase in long-term borrowings compared to year end 2009.  The new ICS deposit product mentioned throughout various sections of this discussion also contributed to the decrease in time deposits as customers currently in the CDARS program chose to shift their maturing funds into ICS accounts.  Savings deposits increased $4.5 million or 8.6% during the first nine months of 2010 and $3.4 million or 6.4% year to year.  Demand deposits increased $4.0 million or 7.6% during the first nine months of 2010, and $3.5 million or 6.5% year to year.  NOW and money market funds reported an increase of $13.2 million or just over 9.0% for the first nine months of 2010, and year over year an increase of $34.8 million or 27.9% was reported.  The Company’s municipal accounts, which are primarily a component of NOW and money market funds, tend to increase during the last part of the calendar year due to normal cyclical activity and then during the first six months of the year they gradually decrease to volumes well below the year end totals accounting for a portion of the change in both comparison periods.  In the first quarter 2010, the Company established a new money market account with its affiliate, CFSG, which at September 30, 2010 had a balance of $19.1 million, accounting for more than half of the increase year over year.  The new ICS product also accounted for a portion of this increase with a balance as of September 30, 2010 of just over $3.0 million.  Federal funds purchased started with a balance of $13.5 million at September 30, 2009, decreased $10.1 million or 74.7% to $3.4 million at December 31, 2009 and then decreased to $0 as of September 30, 2010.  Long-term borrowings increased $23.0 million or 229.8% compared to December 31, and September 30, 2009.  The average cost of funds from FHLBB during 2009 and into 2010 was approximately 0.31%, causing the Company to rely more heavily on this source of funding as opposed to offering higher rates in order to replace maturing time deposits, including the $15.1 million in purchased CDARS deposits.  While the Company strives to keep its core customers, there was not as much emphasis placed on attracting rate shoppers during 2010.

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

     Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, thereby impacting net interest income (NII), the primary component of the Company’s earnings.  Fluctuations in interest rates can also have an impact on liquidity.  The ALCO uses an outside consultant to perform rate shock simulations to the Company's net interest income, as well as a variety of other analyses.  It is the ALCO’s function to provide the assumptions used in the modeling process.  The ALCO utilizes the results of this simulation model to quantify the estimated exposure of NII and liquidity to sustained interest rate changes.  The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected in the Company’s balance sheet.  All rate scenarios are simulated assuming a parallel shift of the yield curve; however further simulations are performed utilizing a flattening and steepening yield curve as well. This sensitivity analysis is compared to the ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given upward and downward shifts in interest rates depending on the current rate environment.  The analysis also provides a summary of the Company's liquidity position. Furthermore, the analysis provides testing of the assumptions used in previous simulation models by comparing the projected NII with actual NII.  The asset/liability simulation model provides management with an important tool for making sound economic decisions regarding the balance sheet.

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

Credit Risk - A primary challenge of management is to reduce the exposure to credit loss within the loan portfolio. Management follows loan policy and underwriting guidelines, and exceptions to the policy must be approved in accordance with limits prescribed by the Board of Directors. The adequacy of the loan loss coverage is reviewed quarterly by the risk management committee of the Board of Directors and then presented to the full Board of Directors for approval.  This committee meets to discuss, among other matters, potential exposures, historical loss experience, and overall economic conditions.  Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss.  A variety of loans are reviewed periodically by an independent firm in order to assure accuracy of the Company's internal risk ratings and compliance with various internal policies and procedures, as well as those set by the regulatory authorities.  The Company also has a Credit Administration department whose function includes credit analysis and monitoring and reporting on the status of the loan portfolio including delinquent and non-performing loans.  Credit risk may also arise from geographic concentration of loans.  While the Company’s loan portfolio is derived primarily from its primary market area in northern Vermont, geographic concentration is partially mitigated by the continued growth of the Company’s loan portfolio in central Vermont, and through the year-end 2007 LyndonBank acquisition, which increased the level of loans particularly in Caledonia County, and to a lesser extent in Lamoille and Franklin Counties.  The Company also monitors concentrations of credit to individual borrowers, to various industries, and to owner and non-owner occupied commercial real estate.

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	September 30, 2010		December 31, 2009
	Total Loans	% of Total	Total Loans	% of Total

Construction & Land Development	$16,893,222	4.33%	$16,868,447	4.41%
Secured by Farm Land	9,760,413	2.50%	10,038,998	2.63%
1-4 Family Residential	219,628,057	56.31%	216,458,286	56.62%
Commercial Real Estate	100,663,981	25.81%	97,620,300	25.54%
Loans to Finance Agricultural Production	1,190,956	0.31%	952,305	0.25%
Commercial & Industrial Loans	28,156,081	7.22%	26,496,269	6.93%
Consumer Loans	13,318,865	3.42%	13,634,490	3.57%
All other loans	408,553	0.10%	190,011	0.05%
Total Gross Loans	390,020,128	100.00%	382,259,106	100.00%
Reserve for loan losses	(3,706,434)		(3,450,542)
Unearned loan fees	(85,539)		(152,188)
Net Loans	$386,228,155		$378,656,376

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

     Specific allocations to the reserve are made for impaired loans.  Impaired loans are those that have been placed in non-accrual status. Commercial and commercial real estate loans are placed in non-accrual status when there is deterioration in the financial position of the borrower, payment in full of principal and interest is not expected, and/or principal or interest has been in default for 90 days or more. Such a loan need not be placed in non-accrual status if it is both well secured and in the process of collection.  Residential mortgages and home equity loans are considered for non-accrual status at 90 days past due and are evaluated on a case by case basis to assure that the Company’s net income is not materially overstated. Once the loan is deemed impaired, the Company obtains current property appraisals and valuations on significant properties and considers the cost to carry and sell collateral in order to assess the level of specific allocation required. Consumer loans are not normally placed in non-accrual but are charged off by the time they reach 120 days past due.

     The Company’s impaired loans increased $772,762 or 20.1% during the first nine months from $3.8 million at December 31, 2009 to $4.6 million as of September 30, 2010, reflecting the recent recession and measured recovery.  The Company was encouraged to report that although this is a year to date increase, $4.6 million in impaired loans represents a decrease of approximately $400,000 over the figure reported for June 30, 2010 of $5.0 million.  The increase is principally related to two commercial real estate loans to one borrower totaling approximately $1.1 million.  The two loans carry 90% USDA Rural Development government guarantees amounting to $998,699.  Specific allocations to the reserve increased for the same period, from $232,900 to $423,400. While several impaired loans were resolved during the third quarter through a combination of property liquidations and further write downs, those were replaced in the impaired portfolio with several newly impaired residential real estate loans carrying specific allocations that reflect real estate values at recessionary market value lows.  The impaired portfolio mix as of September 30, 2010 includes approximately 74% in residential real estate and 25% in commercial real estate compared to December 31, 2009 totals of approximately 65% residential real estate and 30% commercial real estate. The increase in the percentage of residential impaired loans was principally driven by the reclassification of a commercial real estate loan to residential after the sale of underlying commercial real estate.  Loans rewritten through a troubled debt restructuring in 2009 consisted of three loans to one borrower with a balance of $629,457 as of December 31, 2009 and $573,919 as of September 30, 2010. The combined restructured loan is being repaid according to the restructured terms. One loan was restructured during the third quarter of 2010 with an outstanding balance of $1,130,516 and repayment under the new terms scheduled to commence in February, 2011. Troubled debt restructurings totaled $1,704,435 as of September 30, 2010.

     Management reports increasing trends in the levels of non-performing loans and criticized and classified assets in 2010, which is consistent with the length and depth of the economic recession and the measured recovery. Delinquency levels on the other hand have remained relatively stable during 2010. Management believes that the manageable level of impaired loans and delinquency levels are in part the result of collection efforts and problem loan resolutions including collateral liquidations and the recognition of related losses.  The related qualitative factors in the loan loss reserve analysis have been adjusted accordingly.

     The Company is not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

     As of September 30, 2010 and December 31, 2009, the OREO balance was $1,070,500 and $743,000, respectively.  The Company’s OREO portfolio at September 30, 2010 consisted of three properties acquired through the normal foreclosure process amounting to $510,500 and one former LyndonBank branch property in Derby, Vermont with a carrying value of $560,000. During the first nine months of 2010 the Company sold two foreclosed OREO properties that had carrying values totaling $181,650 and recorded a loss on one of the properties of $10,807. At December 31, 2009, the OREO portfolio consisted of two properties acquired through the normal foreclosure process amounting to $158,000 and the former LyndonBank branch property in Derby, Vermont.  This property was placed in OREO a short time after the merger, when that branch was consolidated with the Company’s main office.  The September 30, 2010 carrying value of the former branch property reflects a first quarter write down of $25,000.  The property is being actively marketed for sale.

     The Company is committed to a conservative lending philosophy and maintains high credit and underwriting standards. As of September 30, 2010, the Company maintained a residential loan portfolio of $219.6 million compared to $216.5 million as of December 31, 2009 and a commercial real estate portfolio (including construction, land development and farm land loans) of $127.3 million as of September 30, 2010 and $124.5 million as of December 31, 2009, together accounting for approximately 90% of the total loan portfolio as of each date.

     The residential mortgage portfolio makes up the largest part of the overall loan portfolio and, while it continues to have the lowest historical loss ratio of the portfolio segments, portfolio losses have been increasing with higher delinquencies, foreclosures and lower property values.  The Company maintains a mortgage loan portfolio of traditional mortgage products and has not engaged in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates.  In areas of the country where such risky products were originated, borrowers with little or no equity in their property have been defaulting on mortgages they can no longer afford, and are walking away from those properties as real estate values have fallen precipitously.  While real estate values have declined in the Company’s market area, the sound underwriting standards historically employed by the Company have mitigated the trends in defaults and property surrenders to the extent experienced elsewhere.  The Company generally requires private mortgage insurance (PMI) on residential mortgages with loan-to-values exceeding 80%.  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  Junior lien home equity products make up 22% of the Company’s residential mortgage portfolio with maximum loan-to-value ratios (including senior liens) of 80%.  While experiencing increasing delinquency and losses in this area, the residential mortgage portfolio has performed well in light of the extent of the severity of the recession and problem loan levels remain manageable.

     Risk in the Company’s commercial and commercial real estate loan portfolios is mitigated in part by using government guarantees issued by federal agencies such as the US Small Business Administration and USDA Rural Development. At September 30, 2010, the Company had $21.3 million in guaranteed loans, compared to $17.8 million at December 31, 2009.

The following table summarizes the Company's loan loss experience for the nine months ended September 30,

	2010	2009

Loans Outstanding End of Period	$390,020,128	$372,542,696
Average Loans Outstanding During Period	$386,040,376	$368,182,304
Non-Accruing Loans	$4,616,582	$4,550,489

Loan Loss Reserve, Beginning of Period	$3,450,542	$3,232,932
Loans Charged Off:
Residential Real Estate	402,441	57,214
Commercial Real Estate	148,605	5,063
Commercial Loans not Secured by Real Estate	32,266	59,118
Consumer Loans	67,277	115,587
Total Loans Charged Off	650,589	236,982
Recoveries:
Residential Real Estate	4,065	1,028
Commercial Real Estate	7,104	17,337
Commercial Loans not Secured by Real Estate	9,033	9,665
Consumer Loans	27,945	32,680
Total Recoveries	48,147	60,710
Net Loans Charged Off	602,442	176,272
Provision Charged to Income	858,334	425,003
Loan Loss Reserve, End of Period	$3,706,434	$3,481,663

Net Charge Offs to Average Loans Outstanding	0.156%	0.048%
Provision Charged to Income as a Percent of Average Loans	0.222%	0.115%
Loan Loss Reserve to Average Loans Outstanding	0.960%	0.946%
Loan Loss Reserve to Non-Accruing Loans*	80.285%	76.512%

*The percentage for 2010 includes two loans that were transferred to non-accrual status during the first quarter of 2010 carrying 90% guarantees by USDA Rural Development which, if deducted, would increase the coverage to 102.4% as of September 30, 2010.

     Given loan portfolio trends and the recent recession and stagnant recovery, the provision for loan losses was $858,334 for the nine months ended September 30, 2010 compared to $425,003 for the nine months ended September 30, 2009. The higher level of 2010 charge off activity is attributable largely to the resolution of numerous non-performing loans. The higher provision takes into account both the higher level of charge off activity and the increased level of specific allocations attributable to impaired loans.  Management will continue to monitor the activity of non-performing loans, carefully assess the reserve requirement and adjust the provision in future periods as circumstances warrant. The Company has an experienced collections department that continues to actively work with borrowers to resolve problem loans.

Non-performing assets for the comparison periods were as follows:

	September 30, 2010		December 31, 2009
		Percent		Percent
	Balance	of Total	Balance	of Total

Non-accrual loans	$4,616,582	70.66%	$3,843,820	74.71%
Loans past due 90 days or more and still accruing	846,213	12.95%	557,976	10.85%
Other real estate owned	1,070,500	16.39%	743,000	14.44%
Total	$6,533,295	100.00%	$5,144,796	100.00%

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

     Early in 2010, the market rates used to determine the fair value of the Company’s mortgage servicing rights remained relatively stable and at levels which indicated fair values were higher than at the end of 2009.  Subsequently, mortgage interest rates decreased throughout the second and third quarter and hit record low levels by September 30, 2010.  The low interest rates spurred another round of refinancing activity which resulted in a shift of the loans within the portfolio of sold mortgages to lower interest rates, thereby reducing prepayment speeds and bringing the value of the servicing rights of those loans closer to market rates.  Given this factor and the secondary market volume within the residential mortgage loan portfolio, the Company recorded a net increase in market value since December 31, 2009 of $104,812, which reflects a third quarter increase of $67,633.

     At September 30, 2010 and December 31, 2009, the Company’s available-for-sale portfolio included two classes of Fannie Mae preferred stock with an aggregate book value of $68,164, which reflected two other-than-temporary impairment write downs on the investment in prior periods.  The fair market value of the Fannie Mae preferred stock as of September 30, 2010 was $36,298, a decrease of $35,190 from the December 31, 2009 fair market value of $71,488.  The September 30, 2010 fair market value reflected an increase of $5,570 from the June 30, 2010 fair market value of $30,728.  The value of the stock had declined shortly before the end of the second quarter, after the Federal Housing Finance Agency ordered Fannie Mae to delist its common and preferred stock from the New York Stock Exchange.  Due to the fact that there was improvement in the stock’s market value during the third quarter and the Company has the ability and intention to hold the investment for the foreseeable future, management did not record an other-than-temporary impairment on September 30, 2010.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit (including commercial and construction lines of credit), standby letters of credit and risk-sharing commitments on certain sold loans.   Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.  During the first nine months of 2010, the Company did not engage in any activity that created any additional types of off-balance-sheet risk.

     The Company generally requires collateral or other security to support financial instruments with credit risk.  The Company's financial instruments or commitments whose contract amount represents credit risk as of September 30, 2010 were as follows:

Contract or
Notional Amount

Unused portions of home equity lines of credit	$18,471,161
Other commitments to extend credit	40,167,170
Residential construction lines of credit	2,159,577
Commercial real estate and other construction lines of credit	9,884,234
Standby letters of credit and commercial letters of credit	1,231,100
Recourse on sale of credit card portfolio	383,130
MPF credit enhancement obligation, net of liability recorded	1,645,552

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

LIQUIDITY AND CAPITAL RESOURCES

     Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings.  Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities.  Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process.  The Company’s principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities, sales of loans available for sale, and earnings and funds provided from operations.  Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to roll over risk on deposits and limits reliance on volatile short-term borrowed funds.  Short-term funding needs arise from declines in deposits or other funding sources and funding of loan commitments.  The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds.  When funding needs, including loan demand, outpace deposit growth, it is necessary for the Company to use alternative funding sources, such as investment portfolio maturities, FHLBB borrowings and outside deposit funding such as CDARS deposits (described below), to meet these funding needs.

     In order to attract deposits, the Company has from time to time taken the approach of offering deposit specials at competitive rates, in varying terms that fit within the balance sheet mix.  The strategy of offering specials is meant to provide a means to retain deposits while not having to reprice the entire deposit portfolio.  The Company recognizes that with increasing competition for deposits, it may at times be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits purchased through the CDARS provide an alternative funding source when needed.  Such deposits are generally considered a form of brokered deposits.  The Company had no one-way funds on September 30, 2010 and $15.1 million on December 31, 2009.  In addition, two-way CDARS deposits allow the Company to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits with other CDARS members.  At September 30, 2010, the entire balance of $1.5 million in CDARS deposits represented exchanged deposits with other CDARS participating banks compared to $2.1 million at December 31, 2009.  During the first quarter of 2010, as the $15.1 million in purchased deposits matured, they were replaced with FHLBB advances, which are included in the $19.6 million increase in borrowed funds compared to year end 2009.  Anticipating a possible increase in long-term rates due to a steepening yield curve, the Company extended $18.0 million of short-term funding into longer-term FHLBB advances with two, three and five year maturities.  Management believes this will help protect the balance sheet from interest-rate risk in the event of a rising rate environment.  This reallocation of funds contributed to the decrease in certificates of deposit during the comparison period.

     During the first nine months of 2010, the Company's loan portfolio increased $7.8 million or 2.0%.  Demand for residential mortgages has increased steadily during the first nine months of 2010 including refinancing within the in-house loan portfolio while commercial mortgage demand increased during the beginning of 2010, but moderated during the second and third quarters of 2010.  The available-for-sale investment portfolio decreased $1.5 million or 6.1% and the held-to-maturity investment portfolio increased $8.4 million or 18.7% compared to 2009 year end levels.  Maturities in the available-for-sale portfolio were primarily reinvested into US Government Agency securities.  The increase in the held-to-maturity investments, which are municipal investments, is attributable to the annual municipal finance cycle.  Short-term municipal investments generally mature at the end of the second quarter and are then replaced in the beginning of the third quarter.  During July, these investments increased approximately $22 million with both renewals and new municipal investments.

     On the liability side, savings deposits increased $4.5 million or 8.6%, and NOW and money market accounts increased $13.2 million or just over 9.0% while time deposits decreased $20.8 million or 12.4%.  Aggressive pricing from other financial institutions for time deposits, as well as a shift of maturing one-way CDARS to alternate sources of funding, were both factors in the decrease in time deposits, while the new ICS product contributed to a portion of the increase in money market accounts and the decrease in time deposits.  Other borrowed funds (the alternate funding source) increased $19.6 million or 146.1% for the first nine months of 2010.  The low cost of funds at FHLBB, which remains at approximately 0.31%, caused the Company to utilize this source of funding over the higher cost time deposits.

     In 2009 the Company established a borrowing line with the Federal Reserve Bank of Boston (FRBB) to be used as a contingency funding source.  To secure this Borrower-in-Custody arrangement, the Company pledged eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available line of $66.5 million as of September 30, 2010 and $71.0 million as of December 31, 2009.  Credit advances in the FRBB lending program are overnight advances with interest chargeable at the Primary Credit rate, currently 75 basis points.  As of September 30, 2010 and December 31, 2009, the Company did not have any outstanding borrowings against this line.

     As a member of the FHLBB, the Company has access to pre-approved lines of credit.  The Company had a $500,000 unsecured Federal Funds line with an available balance of the same amount at September 30, 2010 and year end 2009. Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.  As of September 30, 2010 and December 31, 2009, additional borrowing capacity of approximately $88.3 million and $90.9 million, respectively, less outstanding advances, through the FHLBB was secured by the Company's qualifying loan portfolio.

     Given the Federal Funds rate prevailing in 2010, the Company extended a portion of its overnight funding into $28 million in long-term advances scheduled to mature within five years, with the remainder falling into short-term FHLBB advances and overnight funding at this time.

     The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	September 30,	December 31,	September 30,
	2010	2009	2009
Long-Term Advances
FHLBB term borrowing, 2.13% fixed rate, due January 31, 2011	$10,000,000	$10,000,000	$10,000,000
Community Investment Program borrowing, 7.67% fixed rate,
due November 16, 2012	10,000	10,000	10,000
FHLBB term borrowing, 1.00% fixed rate, due January 27, 2012	6,000,000	0	0
FHLBB term borrowing, 1.71% fixed rate, due January 27, 2013	6,000,000	0	0
FHLBB term borrowing, 2.72% fixed rate, due January 27, 2015	6,000,000	0	0
	28,010,000	10,010,000	10,010,000
Short-Term Advances
FHLBB term borrowing, 0.39% fixed rate, due January 19, 2011	5,000,000	0	0

Overnight Borrowings
Federal funds purchased (FHLBB), 0.3125% and .2800%, respectively	0	3,401,000	13,457,000

Total	$33,010,000	$13,411,000	$23,467,000

     Under a separate agreement with the FHLBB, the Company has the authority to collateralize public unit deposits, up to its FHLBB borrowing capacity ($88.3 million at September 30, 2010, less outstanding advances noted above), with letters of credit issued by the FHLBB.  At September 30, 2010 approximately $19.3 million of eligible collateral was pledged as collateral to the FHLBB to secure the Company’s obligations relating to these letters of credit.

     Other alternative sources of funding come from unsecured Federal Funds lines with one unaffiliated correspondent bank in the amount of $3.5 million.  There was no balance outstanding on this line at September 30, 2010 and December 31, 2009.

The following table illustrates the changes in shareholders' equity from December 31, 2009 to September 30, 2010:

Balance at December 31, 2009 (book value $7.56 per common share)	$36,889,838
Net income	2,459,250
Issuance of stock through the Dividend Reinvestment Plan	533,808
Dividends declared on common stock	(1,644,628)
Dividends declared on preferred stock	(140,625)
Change in unrealized gain on available-for-sale securities, net of tax	(22,578)
Balance at September 30, 2010 (book value $7.73 per common share)	$38,075,065

     On September 14, 2010, the Company declared a cash dividend of $0.12 on common stock payable on November 1, 2010, to shareholders of record as of October 15, 2010, which was accrued in the financial statements at September 30, 2010.

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

     Regulators have also established minimum capital ratio guidelines for FDIC-insured banks under the prompt corrective action provisions of the Federal Deposit Insurance Act, as amended.  These minimums are a total risk-based capital ratio of 10.0%, a Tier I risk-based capital ratio of 6%, and a leverage ratio of 5%.  As of September 30, 2010, the Company’s Subsidiary was deemed well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that time that management believes have changed the Subsidiary's classification.

     The regulatory capital ratios of the Company and its subsidiary as of September 30, 2010 and December 31, 2009 exceeded regulatory guidelines and are presented in the following table.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2010:
Total capital (to risk-weighted assets)
Consolidated	$42,532	11.93%	$28,522	8.00%	N/A	N/A
Bank	$41,932	11.79%	$28,464	8.00%	$35,580	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	$38,800	10.88%	$14,261	4.00%	N/A	N/A
Bank	$38,199	10.74%	$14,232	4.00%	$21,348	6.00%
Tier I capital (to average assets)
Consolidated	$38,800	7.66%	$20,255	4.00%	N/A	N/A
Bank	$38,199	7.55%	$20,228	4.00%	$25,285	5.00%

As of December 31, 2009:
Total capital (to risk-weighted assets)
Consolidated	$40,326	11.57%	$27,877	8.00%	N/A	N/A
Community National Bank	$40,336	11.60%	$27,811	8.00%	$34,764	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	$36,875	10.58%	$13,939	4.00%	N/A	N/A
Community National Bank	$36,885	10.61%	$13,906	4.00%	$20,858	6.00%
Tier I capital (to average assets)
Consolidated	$36,875	7.50%	$19,674	4.00%	N/A	N/A
Community National Bank	$36,885	7.51%	$19,643	4.00%	$24,554	5.00%

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

     Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of September 30, 2010, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of September 30, 2010 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information as to purchases of the Company’s common stock during the quarter ended September 30, 2010, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum Number of
			Total Number of	Shares That May Yet
	Total Number	Average	Shares Purchased	Be Purchased Under
	of Shares	Price Paid	as Part of Publicly	the Plan at the End
For the period:	Purchased(1)(2)	Per Share	Announced Plan	of the Period

July 1 – July 31	1,900	$9.63	N/A	N/A
August 1 – August 30	4,000	9.70	N/A	N/A
September 1 – September 30	0	0.00	N/A	N/A
Total	5,900	$9.68	N/A	N/A

(1)  All 5,900 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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

COMMUNITY BANCORP.

DATED: November 10, 2010	/s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Executive Officer

DATED: November 10, 2010	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Vice President
& Chief Financial Officer