Form 10-K
period 2010-12-31
COMMUNITY BANCORP /VT
filed 2011-03-28
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
YES (  )     NO(X)

As of June 30, 2010 the aggregate market value of the voting stock held by non-affiliates of the registrant was $40,881,161, based on a per share trade price of $10.00, as reported on the OTC Bulletin Board® on June 30, 2010.  For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant.  However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 4,627,607 shares outstanding of the issuer's class of common stock as of the close of business on March 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 2010 are incorporated by reference to Part I of this Report.
Portions of the Annual Report to Shareholders for the year ended December 31, 2010 are incorporated by reference to Part II of this report.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2011 are incorporated by reference to Part III of this report.

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

Community National Bank was organized in 1851 as the Peoples Bank, and was subsequently reorganized as the National Bank of Derby Line in 1865.  In 1975, after 110 continuous years of operation as the National Bank of Derby Line, the Bank acquired the Island Pond National Bank and changed its name to "Community National Bank."   On December 31, 2007, the Company completed its acquisition of LyndonBank, a Vermont bank headquartered in Lyndonville, Vermont, in a cash merger transaction.  As a result of the merger, the Company added three office locations in Caledonia County and one office location in each of Orleans, Lamoille and Franklin Counties.

Community National Bank provides a broad range of retail banking services to the residents, businesses, and municipalities in northeastern and central Vermont.  These services include checking, savings and time deposit accounts, mortgage, consumer, municipal and commercial loans, safe deposit and night deposit services, ACH, wire transfer services, automatic teller machine (ATM) facilities, credit card services, 24 hour telephone banking, remote deposit and internet banking.  Additionally, the Bank maintains cash machines at 10 third party business locations in the counties of Orleans, Washington, Caledonia and Franklin.  The Company focuses on establishing and maintaining long-term relationships with customers and is committed to providing for the financial services needs of the communities it serves.  In particular, the Company continues to emphasize its relationships with individual customers and small-to-medium-sized businesses.  The Company actively evaluates the banking needs of its markets, including low- and moderate-income areas, and offers products that are responsive to the needs of its customer base.  The markets served by the Company provide a mix of real estate, commercial and industrial, municipal and consumer lending opportunities, as well as a stable core deposit base.  Additional information about our business, including the Company’s deposit-taking activities, lending activities and credit and risk management policies, is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report to Shareholders for 2010 filed as Exhibit 13 to this Report and is incorporated herein by reference.

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

Competition

All of the Bank's offices are located in Vermont.  The Bank’s main office is located in Derby, in Orleans County.  In addition to its main office, the Bank has four other banking offices in Orleans County, one office in Essex County, four offices in Caledonia County, two offices in Washington County and one office each in Franklin and Lamoille Counties.  Its primary service area is in the Town of Derby and City of Newport, Vermont in Orleans County, with approximately 45% of its total deposits derived from the Company's Derby, Derby Line and Newport offices as of December 31, 2010.

The Bank competes in all aspects of its business with other banks and credit unions in northern and central Vermont, including two of the largest banks in the state, which maintain branch offices throughout the Bank's service area.  Historically, competition in Orleans and Essex Counties has come primarily from two of the largest banks in the state, People’s United Bank, FSB based in Bridgeport, Connecticut and TD Bank, N.A., a subsidiary of Toronto Dominion (based in Toronto, Ontario), based in Portland, Maine and Cherry Hill, New Jersey.  People’s United Bank (formerly Chittenden Bank) maintains a branch office in Newport, and TD Bank, N.A. maintains branch offices in Barton, Orleans, and St. Johnsbury.  The Bank also competes in Orleans County with one local bank, Passumpsic Savings Bank, based in St. Johnsbury with a branch in Newport, and with three local credit unions, Orlex Credit Union and Border Lodge Credit Union, both based in Newport, and North Country Federal Credit Union, based in South Burlington.  The Bank's primary competitors in Caledonia County are Passumpsic Savings Bank, Union Bank based in Morrisville, TD Bank, N.A., Northern Lights Federal Credit Union, based in St. Johnsbury, Vermont State Employees Credit Union, based in Montpelier, Burlington-based Merchants Bank, the largest Vermont-based bank, and North Country Federal Credit Union.  In Washington County, the Bank competes with Merchants Bank, People’s United Bank and TD Bank, N.A, as well as Northfield Savings Bank, based in Northfield, Key Bank, based in Ohio, Citizens Bank Vermont, based in Rhode Island, Vermont State Employees Credit Union, North Country Federal Credit Union, and Granite Hills Credit Union, based in Barre.  In Franklin County, the Bank competes with Peoples Trust Company, based in St. Albans, TD Bank, N.A., People’s United Bank, Citizens Bank Vermont, Key Bank, Merchants Bank, and Union Bank.  In Lamoille County the Bank’s competitors are Union Bank, TD Bank, People’s United Bank and Merchants Bank.

Changes in the regulatory framework of the banking industry during the past decade have broadened the competition for commercial bank products, such as deposits and loans, to include not only traditional rivals such as the mutual savings banks, stock savings banks, and credit unions, but also many non-traditional rivals such as insurance companies, brokerage firms, mutual funds and consumer and commercial finance and leasing companies. In addition, many out-of-market nationwide banks, nonbank lenders and other financial service firms operate in the Company’s market areas through mass marketing solicitations by mail, radio, television, the internet and email. At the same time, technological changes have facilitated remote delivery of financial services by bank and nonbank competitors outside the context of a traditional branch bank network.

Competition from the tax-exempt credit union industry has also intensified.  Three of the Bank’s credit union competitors, including the largest state-chartered Vermont credit union, Vermont State Employees Credit Union, have converted in recent years from an employment based common bond to a community common bond, thereby significantly increasing their fields of membership in the Bank’s market areas.  Similarly, another of the Bank's credit union competitors, which previously had an employment based common bond, merged in 2009 into a much larger credit union which has a community common bond.  At the same time, regulatory changes in the credit union industry, including passage in 2005 of a comprehensive Vermont credit union modernization statute, have steadily increased the financial services and products that credit unions are authorized to offer, such as small business lending and products for non-profit organizations, resulting in increased competition for the Bank from this tax exempt sector of the financial services industry.

In order to compete with other bank and non-bank service providers, the Company stresses the community orientation of its banking operations and relies to a large extent upon personal relationships established by its officers, directors and employees with their customers and on their strong ties to the local community.  In addition, management's knowledge of the local community assists it in tailoring the Company's products and services to meet the needs of its customer base.  Although competition is strong throughout the Company's market area, management believes that the Company can continue to compete effectively, in view of its local market knowledge and community ties and its understanding of customer needs.

Employees

As of December 31, 2010, the Company did not have any employees at the holding company level.  However, as of such date, the Bank employed 137 full-time employees and 19 part-time employees.  Management of the Bank considers its employee relations to be good.

Regulation and Supervision

Bank holding companies, banks and their affiliates are subject to extensive regulation under federal and state law.  The following discussion contains a general summary of certain significant statutory laws and regulations that affect the Company’s business.  The summary does not purport to be complete and is qualified by reference to the particular statutes and regulations.

Recent Developments – Financial Regulatory Reform.  On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  The Dodd-Frank Act is extensive and complicated legislation that will have a long-lasting impact on practically all aspects of a banking organization.  It represents a comprehensive revision and restructuring of many aspects of financial services industry regulation.  Many of the provisions of the Dodd-Frank Act are designed to reduce systemic risk from large, complex “systemically significant” financial institutions, and thus do not apply to a smaller banking organization such as the Company.  Nevertheless, certain of its provisions do directly apply to the Company and others will indirectly impact its operations, as the Dodd-Frank Act reshapes the financial services environment for many years to come.

Among the changes and reforms of the Dodd-Frank Act are provisions:

•
Granting new powers to the Federal Reserve to monitor the systemic safety of the financial system and to take proactive steps to reduce or eliminate threats, including imposing strict controls on large, systemically significant bank and non-bank financial holding companies;

•
Establishing a new independent agency, the Consumer Financial Protection Bureau (“CFPB”), with centralized responsibility for implementing and (with respect to large organizations) enforcing and examining compliance with federal consumer financial laws.  Although the CFPB will not have enforcement or examination authority over smaller banking organizations such as the Company, its regulatory standards and mandates will affect all financial service providers;

•
Applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, savings and loan holding companies and systemically important non-bank financial companies on a consolidated basis.  These changes will prohibit the use of additional trust preferred securities as Tier 1 capital, but the Company’s existing trust preferred securities are grandfathered;

•
Requiring debit card interchange transaction fees charged by large financial institutions to be reasonable and proportional to the cost incurred by the issuer for the transaction and empowering the Federal Reserve to prescribe new regulations establishing such fee standards.  Although smaller institutions such as the Company are not subject to the interchange fee restrictions, it is likely that competitive pricing pressures in the marketplace will operate to make the restrictions applicable to them by default;

•
Requiring public companies to periodically seek a “say on executive pay” vote of shareholders, and in some circumstances, a “say on golden parachute” vote of shareholders.  As a smaller reporting company, applicability of the say on executive pay vote requirement is delayed for two years;

•	Allowing depository institutions to pay interest on demand deposits effective July 21, 2011;

•	Eliminating the Office of Thrift Supervision and transferring its functions to the Office of the Comptroller of the Currency, the primary regulator of the Company’s subsidiary bank;

•	Establishing by statute the Federal Reserve’s “source of strength” doctrine mandating holding company financial support of subsidiary insured depository institutions;

•	Eliminating state restrictions on de novo interstate branching;

•	Establishing new requirements related to mortgage lending, including provisions relating to underwriting standards, disclosures, appraisals and escrows;

•	Weakening federal preemption standards for national banks and federal savings associations and their operating subsidiaries;

•
Providing permanent relief for smaller reporting companies, such as the Company, from the requirements for auditor attestation of management’s assessment of internal controls and their effectiveness; and

•
Permanently increasing the FDIC’s standard maximum deposit insurance amount to $250,000; providing for unlimited FDIC insurance on non-interest bearing transaction accounts through December 31, 2012; and changing the FDIC insurance assessment base to assets rather than deposits; and increasing the reserve ratio for the deposit insurance fund to ensure the future strength of the fund.

Many of the provisions of the Dodd-Frank Act, including certain of those described above, are subject to further rulemaking, study and discretion of regulatory bodies.  The Company will continue to monitor the impact of implementation of this significant legislation.
Bank Holding Company Act. As a registered bank holding company, the Company is subject to on-going regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”), under the Bank Holding Company Act of 1956, as amended (the "Act").  A bank holding company for example, must generally obtain the prior approval of the Federal Reserve before it acquires all or substantially all of the assets of any bank, or acquires ownership or control of more than 5% of the voting shares of a bank. Federal Reserve approval is also generally required before a bank holding company may acquire more than 5% of any outstanding class of voting securities of a company other than a bank or a more than 5% interest in its property.

The Act generally limits the activity in which the Company and its subsidiaries may engage to certain specified activities, including those activities which the Federal Reserve may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal Reserve has determined to be closely related to banking are:  (1) making and servicing loans that could be made by mortgage, finance, credit card or factoring companies; (2) performing the functions of a trust company; (3) certain leasing of real or personal property; (4) providing certain financial, banking or economic data processing services; (5) except as otherwise prohibited by law, acting as an insurance agent or broker with respect to insurance that is directly related to the extension of credit or the provision of other financial services or, under certain circumstances, with respect to insurance that is sold in certain small communities in which the bank holding company system maintains banking offices; (6) acting as an underwriter for credit life insurance and credit health and accident insurance directly related to extensions of credit by the holding company system; (7) providing certain kinds of management consulting advice to unaffiliated banks and non-bank depository institutions; (8) performing real estate appraisals; (9) issuing and selling money order and similar instruments and travelers checks and selling U.S. Savings Bonds; (10) providing certain securities brokerage and related services for the account of bank customers; (11) underwriting and dealing in certain government obligations and other obligations such as bankers' acceptances and certificates of deposit; (12) providing consumer financial counseling; (13) providing tax planning and preparation services; (14) providing check guarantee services to merchants; (15) operating a collection agency; and (16) operating a credit bureau.  Trust and investment management activities conducted through a nondepository trust company such as the Company's affiliate, CFSG, are also considered by the Federal Reserve to be permissible nonbanking activities that are closely related to banking.

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

The Company is required to file with the Federal Reserve Board annual and parent company quarterly reports and such additional information as the Board may require pursuant to the Act.  The Board may also make examinations of the Company and any direct or indirect subsidiary of the Company.

Community Bancorp. and its wholly-owned subsidiary, Community National Bank, as well as its non-subsidiary affiliates, CFSP and CFSG, are all considered "affiliates" of each other for the purposes of Section 18(j) of the Federal Deposit Insurance Act (“FDIA”), as amended, and Sections 23A and 23B of the Federal Reserve Act, as amended.  In particular, section 23A limits loans or other extensions of credit to, asset purchases with and investments in affiliates of the Bank to 10% of the Bank’s capital and surplus.  In addition, such loans and extensions of credit and certain other transactions must be collateralized in specified amounts.  Section 23B requires, among other things, that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving non-affiliated persons.  Further, the Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

Bank Holding Company Consolidated Capital Requirements.  Under the Dodd-Frank Act and longstanding Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support them.  In implementing this requirement, the Federal Reserve could require the Company to provide such support when the Company otherwise would not consider it advisable to do so.

The Company is subject to Federal Reserve’s risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures.  Bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which one-half must be in the form of Tier 1 capital (as defined). The Federal Reserve also requires a minimum leverage ratio of Tier 1 capital to total average assets of 3% for strong bank holding companies, defined as those bank holding companies rated a composite “1” under the rating system used by the Federal Reserve. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.0 percent. Bank holding companies with supervisory, financial, operational, or managerial weaknesses, as well as those that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels.

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

As of December 31, 2010, the Company had consolidated regulatory capital at the level required to be considered well capitalized.  As of such date, the Company had a total consolidated capital to risk-weighted assets ratio of 12.38%, a Tier 1 capital to risk-weighted assets ratio of 11.32%, and a leverage ratio of 7.55%.

As noted above, the Dodd-Frank Act requires the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  As an example, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets.  In accordance with this grandfather provision, the Company will be permitted to continue to include its trust preferred securities (issued in 2007) in its Tier 1 capital.  However, as a result of the Dodd-Frank Act, in the future it will not be able to raise Tier 1 capital through the issuance of additional trust preferred securities.

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

Effective in 2007 for the Company, Section 404 of Sarbanes-Oxley required management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting.  In 2007, the Company performed an entity-level control assessment that identified and documented the Company’s key controls.  Bank-wide testing of key controls was performed based on the assessment and remediation was implemented where weakness was noted.  The results of testing of these key controls in 2008 and 2009 were used by management to assess the adequacy and effectiveness of the Company’s internal controls over financial reporting.  Management's report on internal control over financial reporting is contained in Item 9A of this Report.  The Company has incurred, and expects to continue to incur, costs in connection with its on-going compliance with Section 404.

As enacted in 2002 and implemented by the SEC, Sarbanes-Oxley provided that, beginning with annual financial statements for 2010, the Company’s external auditors would be required to attest to, and report on, management’s assessment of the Company’s internal controls and the operating effectiveness of these controls.  As noted above, however, the Dodd-Frank Act included permanent relief from this requirement for smaller reporting companies such as the Company.

More information on the Company’s corporate governance practices, including committee charters, is available on the Company’s website at www.communitybancorpvt.com.

SEC Regulatory Relief for Smaller Reporting Companies.  In December 2007, the SEC adopted amendments to its disclosure and reporting rules to extend to more public companies the benefits of the simplified and less rigorous disclosure requirements previously applicable only to “small business issuers.”  The amendments establish a new category of “smaller reporting companies” with a public float of less than $75 million.  The Company continues to qualify as a smaller reporting company as of its last measurement date (June 30, 2010).  Under the amendments, smaller reporting companies are able to elect whether to comply with specified financial and nonfinancial disclosure requirements on an item by item basis.  The amendments were effective February 4, 2008 and the Company has elected to avail itself of some of the relief provided in the amendments in connection with preparation of the Company’s annual meeting proxy statement and its periodic reports, including this annual report on Form 10-K.

Interstate Banking and Branching.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorized interstate mergers and permitted a bank holding company to acquire banks in states other than its home state, without regard to the permissibility of such acquisitions under state law, but subject to certain state law requirements.  As noted above, the Dodd-Frank Act effectively eliminated the remaining state law limitations on de novo interstate banking.  Interstate branching generally heightens the competitive environment for financial services and, although it is difficult to predict with any certainty, it is likely that the trend toward increasing competition will continue in the future.  As of December 31, 2010, the Company did not maintain any interstate branches.

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

As noted above, the Dodd-Frank Act mandates similar capital requirements for bank and thrift holding companies on a consolidated basis to those applicable to insured depository institutions under the Prompt Corrective Action provisions of FDICIA.

As of December 31, 2010, Community National Bank was considered "well capitalized" under FDICIA’s regulatory capital requirements.

Dividends.  The Company derives funds for payment of dividends to its shareholders primarily from dividends received from its subsidiary, Community National Bank. Under the National Bank Act, prior approval from the Office of the Comptroller of the Currency (OCC) is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that last year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.  Federal law also prohibits national banks from paying dividends greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses.

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

In February 2009, the Federal Reserve issued supervisory guidance on the payment of dividends and redemption and repurchases of stock by bank holding companies.  The guidance heightened expectations that a bank holding company will inform and consult with Federal Reserve supervisory staff in advance of declaring and paying any dividend that could raise safety and soundness concerns, such as a dividend exceeding current period earnings; redeeming or repurchasing regulatory capital instruments when the bank holding company is experiencing financial weaknesses; or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.  The guidance provides that a bank holding company should eliminate, defer or severely limit dividends if net income for the past four quarters is not sufficient to fully fund dividends; the prospective rate of earnings retention is not consistent with the holding company’s capital needs and overall current and prospective financial condition; or the holding company will not meet, or is in danger of not meeting, its minimum regulatory capital ratios.  The Company would be required in future periods to consult with, and obtain the approval of, the Federal Reserve for payment of any dividends, including regular quarterly cash dividends, that are in excess of earnings for the applicable quarterly period.  The Company maintained a dividend to earnings payout ratio in excess of 100% in recent prior years.  In light of the Federal Reserve's 2009 dividend guidance, as well as prevailing economic conditions and management's desire to focus on preservation and growth of capital, the Company reduced its dividend payout ratio during 2010 to 58.54%, down from 60.76% in 2009 and 147.83% in 2008.  Management does not expect dividend rates to return to the higher levels paid in recent prior years.

OCC Supervision. The Bank is a national banking association and subject to the provisions of the National Bank Act and federal and state statutes and rules and regulations applicable to national banks.  The primary supervisory authority for the Bank is the OCC.  The OCC's examinations are designed for the protection of the Bank's depositors and not its shareholders.  The Bank is subject to periodic examination by the OCC and must file periodic reports with the OCC containing a complete statement of its financial condition and results of operations.

Deposit Insurance.  The deposits of the Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF.  The FDIC imposes a risk-based deposit premium assessments system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) and further amended by the Dodd-Frank Act.  Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities.  To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings.  In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings.  The assessment rate schedule can change form time to time, at the discretion of the FDIC, subject to certain limits.  On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the depleted insurance fund.  The FDIC has published guidelines under the Reform Act on the adjustment of assessment rates for certain institutions.  Under the current system, premiums are assessed quarterly.  In addition, insured deposits have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

The Dodd-Frank Act changes the assessment formula for determinating deposit insurance premiums and modifies certain insurance coverage provisions of the FDIA.  Under the Dodd-Frank Act, the FDIC is directed to impose deposit insurance assessments based on total assets rather than total deposits, as well as making permanent the increase of deposit insurance to $250,000 and providing for full insurance of non-interest bearing transaction accounts for two years beginning December 31, 2010.  In December 2010, the FDIA was amended to include IOLTAs in the definition of non-interest bearing accounts for purposes of this temporary full deposit insurance provision.  The Federal Reserve is also directed to collect fees from systemically important companies to cover the costs associated with its supervisory and regulatory responsibilities with respect to such companies.  In February 2011, the FDIC adopted a final rule on the deposit insurance assessment system.  The rule is effective as of April 1, 2011 and revises the assessment system applicable to large banks to comply with Dodd-Frank and also includes a revised assessment rate process with the goal of differentiating insured depository institutions who pose greater risk to the DIF.  The first assessments under the new rule will be payable in the third quarter of 2011.

Brokered Deposits. Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits without prior approval of the FDIC unless it is well capitalized under the FDICIA's prompt corrective actions guidelines. In January of 2003, the Company entered into an agreement with Promontory Interfinancial Network (PIN) making it possible to offer our customers insurance protection for their deposits in excess of FDIC limits.  This Certificate of Deposit Account Registry Service (CDARS) uses a deposit-matching engine to match CDARS deposits in other participating banks, dollar- for-dollar.  This product is designed to enhance customer attraction and retention, build deposits and improve net interest margins, while providing additional FDIC coverage to customers.  Promontory also offers member banks an opportunity to participate with one-way orders.  Banks can either accept deposits as a surplus bank or place deposits in CDARS offered by banks seeking funding without matching funds.  In June of 2010, the Company added Promontory’s Insured Cash Sweep account to the deposit-matching products available to customers through PIN.  The PIN provides the Company an alternative source of funding or investment opportunities, while at the same time increasing the level of FDIC insurance available to deposit customers.  The Company’s Asset, Liability and Funds Management Policy limits the use of brokered deposits to 5% of total assets.

As of December 31, 2010 the Company had approximately $1.3 million in CDARS deposits, of which $102,941 were one way deposits.  Under a rule change adopted by the FDIC in 2008, CDARS are considered brokered deposits, except that CDARS made on a matching funds basis by well capitalized, well managed depository institutions are not considered brokered deposits for purposes of establishing a depository institution’s risk-adjusted deposit assessment rate.

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

Management reviewed and reclassified the Company’s deposits during 2010, to the extent permissible under Regulation D, resulting in a reduction in required reserves compared to reserve levels in prior years.

Federal Home Loan Bank System.  Community National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to purchase and hold shares of capital stock in the applicable regional Federal Home Loan Bank (the Federal Home Loan Bank of Boston, in the case of Community National Bank), in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the Federal Home Loan Bank. Community National Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston (FHLBB) stock at December 31, 2010 of approximately $3.7 million. During 2009, the FHLBB experienced significant net operating losses, and as a result temporarily ceased paying dividends on its stock and instituted a moratorium on stock repurchases and redemptions.  As a member, the Bank is subject to future capital calls by the FHLBB in order to maintain compliance with its capital plan.  In February 2011, the FHLBB announced that it would resume paying dividends in 2011, but at a more modest rate than previous years.  However, the moratorium on stock redemptions remains in effect.

Executive Compensation Guidelines.  In October 2009, the Federal Reserve issued comprehensive guidance on executive compensation policies, intended to ensure that the incentive compensation practices of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking.  The guidance covers all employees that have the ability to affect materially an institution's risk profile, either individually or as part of a group, and establishes that incentive compensation arrangements should (1) provide incentives that do not encourage risk-taking beyond the institution's ability to identify and manage effectively; (2) be compatible with effective internal controls and risk management; and (3) be supported by strong corporate governance, including active and effective oversight by the board of directors.  The guidance instructed institutions to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed.  Where deficiencies in incentive compensation arrangements exist, they must be immediately addressed.  For institutions such as the Company that are not "large, complex banking organizations" as defined in the guidance, the Federal Reserve will review the incentive compensation arrangements as part of its regular, risk-focused examination process and not in a separate examination.  These examinations will be tailored to the scope and complexity of the institution's activity and compensation arrangements.  The findings will be included in the Federal Reserve's examination report and deficiencies will be incorporated into the institution's supervisory ratings.  Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the institution's safety and soundness and the institution fails to take prompt and effective measures to correct the deficiencies.

Pursuant to the Dodd-Frank Act, in February 2011, the federal banking agencies issued a joint proposed rulemaking imposing various restrictions on incentive compensation arrangements for institutions with over $1 billion in assets.  Although not directly applicable to smaller institutions such as the Company, the proposal will likely help set “best practices” at financial institutions of all sizes.

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

In addition to the statutes, regulations and regulatory initiatives described above, new legislation and regulations affecting financial institutions are frequently proposed.  If enacted or adopted, these measures could change banking statutes and the Company's operating environment in substantial and unpredictable ways and could further increase reporting and compliance requirements, governance structures and costs of doing business.  The Company cannot predict whether any such additional legislation or other regulatory initiatives will be adopted or the effect they may have on the Company's business, results of operations or financial condition.

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

Other Available Information

This annual report on Form 10-K is on file with SEC.  The Company also files with the SEC quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy materials for its annual meetings of shareholders.  You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100F Street, NE, Washington, DC  20549-0213, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. The Company's SEC-filed reports and proxy statements are also available through a link on the Company's website at www.communitybancorpvt.com.  The Company has also posted on its website the Company’s Code of Ethics for Senior Financial Officers and the Principal Executive Officer; the Insider Trading Policy and the charters of the Audit, Compensation, and Nominating Committees.  The information and documents contained on the Company's website do not constitute part of this report.  Copies of the Company's reports filed with the SEC (other than exhibits) can also be obtained by contacting Chris Bumps, Corporate Secretary, at our principal offices, which are located at 4811 U.S. Route 5, Derby, Vermont  05829 or by calling (802) 334-7915.

Item 1A.  Risk Factors

Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective February 4, 2008).

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.  Properties

Although Community Bancorp. does not itself own or lease real property, the Bank owns and leases various properties for its banking operations.  The Company's administrative offices are located at the main offices of the Bank in Derby, Vermont.  All of the Bank’s offices are located in Vermont.  In addition to the main office in Derby, the Bank maintains branches in the Cities of Newport, Montpelier and Barre; the Towns of Barton, Troy, Lyndon, Enosburg, Morristown and St. Johnsbury, and the Villages of Island Pond, Derby Line, and Lyndonville.

The Bank's main offices are located on U.S. Route 5 in Derby, Vermont, with total office space of approximately 34,000 square feet, including an operations center as well as a community room used by the Bank for meetings and various functions.  This community room has a secure outside access making it possible for the Bank to offer it to non-profit organizations after banking hours free of charge.  This office is equipped with a remote drive-up facility and a drive-up ATM as well as an inside lobby ATM.

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

The Bank's Barton office is located on Church Street, in a renovated facility.  This office is equipped with a banking lobby, a drive-up window, and an ATM.  The lease was entered into in 1985 with an initial fifteen-year term, and was most recently renewed in 2000 for an additional 10 years.  This lease is currently under negotiation and is expected to renew.

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

One of the Company’s two St. Johnsbury offices is located at the corner of the I-91 Access Road and Route 5 in the town of St. Johnsbury.  The Bank occupies approximately 2,250 square feet in the front of the Price Chopper building. Fully equipped with an ATM and a drive-up window, this office operates as a full service banking facility.  This space is leased from St. Johnsbury Properties, Inc., a wholly owned subsidiary of Murphy Realty Co. Inc. of St. Johnsbury.  Peter Murphy, President of Murphy Realty, is a director of the Company and the Bank.

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

The Bank owns an additional building on U.S. Route 5 in Derby, which was formerly a LyndonBank branch office.  The deposits and loans at that branch were consolidated with the Bank’s main office in Derby and the building is now vacant and being marketed for sale.  A purchase and sale agreement was executed during February, 2011, with a sale contemplated in the second quarter of 2011.

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

Item 4.  [Reserved]

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the trading market in, market price of, and dividends paid on, the Company's common stock is incorporated by reference to the section of the Annual Report to Shareholders for 2010 under the caption “Common Stock Performance by Quarter” immediately following the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed as Exhibit 13 to this report.  The balance of the information required by item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective February 4, 2008).

The following table provides information as to purchases of the Company’s common stock during the fourth quarter ended December 31, 2010, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
	Total Number		Shares Purchased	Purchased Under
	of Shares	Average Price	as Part of Publicly	the Plan at the
For the month ended:	Purchased(1)(2)	Paid Per Share	Announced Plan	End of the Period

October 1 - October 31	2,260	$8.19	N/A	N/A
November 1 - November 30	310	$8.00	N/A	N/A
December 1 - December 31	1,915	$7.77	N/A	N/A
Total	4,485	$8.00	N/A	N/A

(1)  All 4,485 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through Community Financial Services Group, LLC (“CFSG”), which provides certain custodial and investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the section of the Annual Report to Shareholders for 2010 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," immediately following the “Notes to Consolidated Financial Statements”, filed as Exhibit 13 to this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to the subsection labeled "Risk Management" of Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report to Shareholders for 2010, filed as Exhibit 13 to this report.

Item 8.  Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry, Dunn, McNeil & Parker, are incorporated herein by reference from the Annual Report to Shareholders for 2010, filed as Exhibit 13 to this report.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of December 31, 2010, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of December 31, 2010 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  As of December 31, 2010, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting.  Management assessed the Company’s system of internal control over financial reporting as of December 31, 2010, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of December 31, 2010, its system of internal control over financial reporting met those criteria and is effective.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent relief accorded to smaller reporting companies in the Dodd-Frank Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not Applicable

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2011.

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

The Code of Ethics for Senior Financial Officers and the Principal Executive Officer is available on the Company's website at www.communitybancorpvt.com.  The Code is also listed as Exhibit 14 to this report and incorporated by reference to a prior filing with the SEC.  There were no waivers of any provision of the Code during 2010.

Item 11.  Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2011:

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2011:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION."

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2011:

Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -Transactions with Management."
Information regarding the independence of directors under the caption “CORPORATE GOVERNANCE – Director Independence.”

Item 14.  Principal Accounting Fees and Services

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2011 under the caption "ARTICLE 3- RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

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

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The Company's audited consolidated financial statements and notes thereto and the report of Berry, Dunn, McNeil & Parker thereon, are incorporated by reference to the Annual Report to Shareholders for the years ended December 31, 2010 and 2009, filed as Exhibit 13 to this report.

(b)  Exhibits

The following exhibits, previously filed with the Commission, are incorporated by reference:

Exhibit 3(i) - Amended and Restated Articles of Association, filed as Exhibit 3.1 to the Company's Form 8-K Report filed on July 12, 2010.
Exhibit 3(ii) – Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of the Series A Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, filed as Exhibit 3(i) to the Company’s Form 8-K Report filed on December 31, 2007.
Exhibit 3(iii) - Amended and Restated By-laws of Community Bancorp. as amended and restated through February 8, 2011, filed as Exhibit 3.1 to the Company’s Form 8-K Report filed on February 14, 2011.
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
Exhibit 10(iii)* - Amended and Restated Officer Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on February 14, 2011.
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
Exhibit 14 – Amended Code of Ethics for Senior Financial Officers and the Principal Executive Officer, filed as Exhibit 14 to the Company’s Form 8-K Report on July 12, 2010.

The following exhibits are filed as part of this report:**
Exhibit 13 - Portions of the Annual Report to Shareholders of Community Bancorp. for 2010, specifically incorporated by reference into this report.
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

Table of Contents
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP.

BY: /s/ Stephen P. Marsh	Date: March 28, 2011
Stephen P. Marsh, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Stephen P. Marsh	Date: March 28, 2011
Stephen P. Marsh, President
and Chief Executive Officer
BY: /s/ Louise M. Bonvechio	Date: March 28, 2011
Louise M.Bonvechio, Treasurer
(Principal Accounting Officer)

COMMUNITY BANCORP. DIRECTORS

/s/ Thomas E. Adams	Date: March 28, 2011
Thomas E. Adams

/s/ Charles W. Bucknam, Jr.	Date: March 28, 2011
Charles W. Buckman, Jr.

/s/ Aminta K. Conant	Date: March 28, 2011
Aminta K. Conant

/s/ Jacques R. Couture	Date: March 28, 2011
Jacques R. Couture

/s/ Elwood G. Duckless	Date: March 28, 2011
Elwood G. Duckless

/s/ Rosemary M. Lalime	Date: March 28, 2011
Rosemary M. Lalime

/s/ Stephen P. Marsh	Date: March 28, 2011
Stephen P. Marsh

/s/ Dorothy R. Mitchell	Date: March 28, 2011
Dorothy R. Mitchell

/s/ Anne T. Moore	Date: March 28, 2011
Anne T. Moore

/s/ Peter J. Murphy	Date: March 28, 2011
Peter J. Murphy

/s/ Frederic Oeschger	Date: March 28, 2011
Frederic Oeschger

/s/James G. Wheeler, Jr.	Date: March 28, 2011
James G. Wheeler, Jr.