Form 10-Q
period 2011-03-31
COMMUNITY BANCORP /VT
filed 2011-05-10
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ( X )  No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES (  ) NO (  )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ( )	Accelerated filer ( )
Non-accelerated filer ( ) (Do not check if a smaller reporting company)	Smaller reporting company ( X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES (  )     NO(X)

At May 9, 2011, there were 4,627,607 shares outstanding of the Corporation's common stock.

FORM 10-Q
Index
		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	4
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4	Controls and Procedures	39

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	39
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6	Exhibits	40
	Signatures	41

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	March 31	December 31	March 31
Consolidated Balance Sheets	2011	2010	2010
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$34,115,851	$51,441,652	$9,280,046
Federal funds sold and overnight deposits	5,553	6,635	1,213
Total cash and cash equivalents	34,121,404	51,448,287	9,281,259
Securities held-to-maturity (fair value $38,442,000 at 03/31/11,
$38,157,000 at 12/31/10 and $47,593,000 at 03/31/10)	37,948,665	37,440,714	47,157,935
Securities available-for-sale	28,460,688	21,430,436	22,872,120
Restricted equity securities, at cost	4,308,550	4,308,550	3,906,850
Loans held-for-sale	1,054,416	2,363,938	460,795
Loans	386,953,338	389,068,859	383,672,422
Allowance for loan losses	(3,709,918)	(3,727,935)	(3,545,807)
Unearned net loan fees	(50,871)	(74,351)	(123,171)
Net loans	383,192,549	385,266,573	380,003,444
Bank premises and equipment, net	12,747,376	12,791,971	13,247,973
Accrued interest receivable	1,966,089	1,789,621	2,118,425
Bank owned life insurance	3,965,349	3,933,331	3,842,739
Core deposit intangible	2,023,910	2,130,432	2,529,888
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	764,500	1,210,300	718,000
Prepaid expense - Federal Deposit Insurance Corporation (FDIC)	1,379,677	1,533,157	1,959,157
Other assets	9,330,696	8,711,070	8,398,651
Total assets	$532,838,138	$545,932,649	$508,071,505

Liabilities and Shareholders' Equity
Liabilities
Deposits
Demand, non-interest bearing	$53,917,918	$55,570,893	$51,665,027
NOW and money market accounts	178,615,118	182,427,902	140,384,990
Savings	61,151,720	56,461,370	55,259,464
Time deposits, $100,000 and over	51,902,372	52,014,363	53,689,519
Other time deposits	91,970,219	91,717,735	98,987,259
Total deposits	437,557,347	438,192,263	399,986,259
Federal funds purchased and other borrowed funds	18,010,000	33,010,000	36,022,000
Repurchase agreements	21,479,815	19,107,815	17,815,163
Capital lease obligations	823,886	834,839	866,420
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	2,525,250	2,773,063	3,092,536
Total liabilities	493,283,298	506,804,980	470,669,378

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 10,000,000 shares authorized,
4,860,113 shares issued at 03/31/11, 4,834,615 shares
issued at 12/31/10, and 4,782,483 shares issued at 03/31/10	12,150,283	12,086,538	11,956,208
Additional paid-in capital	26,833,255	26,718,403	26,308,634
Retained earnings (accumulated deficit)	618,976	368,848	(843,864)
Accumulated other comprehensive income	75,103	76,657	103,926
Less: treasury stock, at cost; 210,101 shares at 03/31/11,
12/31/10 and 03/31/10	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	39,554,840	39,127,669	37,402,127
Total liabilities and shareholders' equity	$532,838,138	$545,932,649	$508,071,505

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
For The First Quarter Ended March 31,	2011	2010

Interest income
Interest and fees on loans	$5,303,865	$5,451,021
Interest on debt securities
Taxable	70,810	112,281
Tax-exempt	261,889	307,450
Dividends	18,896	16,137
Interest on federal funds sold and overnight deposits	21,652	350
Total interest income	5,677,112	5,887,239

Interest expense
Interest on deposits	1,112,783	1,214,480
Interest on federal funds purchased and other borrowed funds	117,209	137,201
Interest on repurchase agreements	37,914	48,851
Interest on junior subordinated debentures	243,564	243,564
Total interest expense	1,511,470	1,644,096

Net interest income	4,165,642	4,243,143
Provision for loan losses	187,500	125,001
Net interest income after provision for loan losses	3,978,142	4,118,142

Non-interest income
Service fees	550,518	560,804
Income from sold loans	201,141	136,282
Income on bank owned life insurance	32,019	29,723
Other income	675,791	504,992
Total non-interest income	1,459,469	1,231,801

Non-interest expense
Salaries and wages	1,466,816	1,392,671
Employee benefits	540,437	555,856
Occupancy expenses, net	807,612	779,175
FDIC insurance	170,297	158,368
Amortization of core deposit intangible	106,522	133,152
Other expenses	1,257,830	1,269,599
Total non-interest expense	4,349,514	4,288,821

Income before income taxes	1,088,097	1,061,122
Income tax expense	143,229	122,210
Net income	$944,868	$938,912

Earnings per common share	$0.19	$0.20
Weighted average number of common shares
used in computing earnings per share	4,635,324	4,558,198
Dividends declared per common share	$0.14	$0.12
Book value per share on common shares outstanding at March 31,	$7.97	$7.63

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
For The Years Ended March 31,	2011	2010

Cash Flow from Operating Activities:
Net income	$944,868	$938,912
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation and amortization, bank premises and equipment	253,061	264,548
Provision for loan losses	187,500	125,001
Deferred income tax	13,540	(86,466)
Net gain on sale of loans	(201,141)	(136,282)
Gain on sale of bank premises and equipment	0	(9,649)
Gain on Trust LLC	(42,372)	(16,296)
Amortization of bond premium, net	87,668	95,390
Write down of OREO	10,000	25,000
Proceeds from sales of loans held for sale	11,332,576	6,414,847
Originations of loans held for sale	(9,821,913)	(6,417,377)
Decrease in taxes payable	(370,310)	(291,324)
Increase in interest receivable	(176,468)	(223,112)
Amortization of FDIC insurance assessment	153,480	146,408
Increase in mortgage servicing rights	(176,605)	(57,733)
Increase in other assets	(165,224)	(118,085)
Increase in cash surrender value of bank owned life insurance	(32,018)	(29,723)
Amortization of core deposit intangible	106,522	133,152
Amortization of limited partnerships	122,147	123,897
Decrease in unamortized loan fees	(23,480)	(29,017)
Decrease in interest payable	(16,415)	(24,620)
Decrease in accrued expenses	(325,850)	(298,487)
(Decrease) increase in other liabilities	(760)	23,116
Net cash provided by operating activities	1,858,806	552,100

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	7,121,895	9,092,359
Purchases	(7,629,846)	(11,484,044)
Investments - available-for-sale
Maturities, calls, pay downs and sales	4,000,000	2,000,000
Purchases	(11,120,276)	(1,006,250)
Decrease (increase) in loans, net	1,888,431	(1,698,119)
Proceeds from sales of bank premises and equipment,
net of capital expenditures	(208,466)	134,543
Proceeds from sales of OREO	435,800	(81,650)
Recoveries of loans charged off	21,573	14,734
Net cash used in investing activities	(5,490,889)	(3,028,427)

	2011	2010
Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market and savings accounts	(775,409)	(4,205,409)
Net increase (decrease) in time deposits	140,493	(14,594,062)
Net increase (decrease) in repurchase agreements	2,372,000	(1,227,051)
Net decrease in short-term borrowings	0	(389,000)
Proceeds from long-term borrowings	0	23,000,000
Repayments on long-term borrowings	(15,000,000)	0
Decrease in capital lease obligations	(10,953)	(10,116)
Dividends paid on preferred stock	(46,875)	(46,875)
Dividends paid on common stock	(374,056)	(373,044)
Net cash (used in) provided by financing activities	(13,694,800)	2,154,443

Net decrease in cash and cash equivalents	(17,326,883)	(321,884)
Cash and cash equivalents:
Beginning	51,448,287	9,603,143
Ending	$34,121,404	$9,281,259

Supplemental Schedule of Cash Paid During the Period
Interest	$1,527,885	$1,668,716

Income taxes	$500,000	$500,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$(2,356)	$(13,570)

Loans and bank premises transferred to OREO	$0	$81,650

Common Shares Dividends Paid
Dividends declared	$647,865	$543,492
(Increase) decrease in dividends payable attributable to dividends declared	(95,212)	2,252
Dividends reinvested	(178,597)	(172,700)
	$374,056	$373,044

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation and Consolidation

     The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for fair presentation of the financial condition and results of operations of the Company contained herein have been made.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 contained in the Company's Annual Report on Form 10-K.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full annual period ending December 31, 2011, or for any other interim period.

Note 2.  Recent Accounting Developments

     In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements," to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance became effective for the Company on January 1, 2010, except for the disclosure on the roll forward activities for any Level 3 fair value measurements, which became effective for the Company on January 1, 2011.  Adoption of this new guidance requires additional disclosures of fair value measurements but did not have a material impact on the Company’s consolidated financial statements.

     On July 21, 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables.  The ASU is intended to enhance transparency about an entity’s allowance for credit losses and the credit quality of loan and lease receivables by requiring disclosure of an evaluation of the nature of the credit risk inherent in the entity’s financing receivables portfolio, as well as disclosure of how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance.  Under this standard, disclosures about the allowance for credit losses and fair value are to be presented by portfolio segment, while credit quality information, impaired financing receivables and non-accrual status are to be presented by class of financing receivable.  In addition to existing requirements, ASU 2010-20 requires an entity to provide additional disclosures about (1) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (2) the aging of past due financing receivables at the end of the reporting period by class of financing receivable; (3) the nature and extent of troubled debt restructurings that occurred during the period, by class of financing receivable, and their effect on the allowance for credit losses; (4) the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period, by class of financing receivable, and their effect on the allowance for credit losses; and (5) significant purchases and sales of financing receivables during the reporting period, disaggregated by portfolio segment.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance.  ASU 2010-20 is effective for interim and annual financial reporting periods ending after December 15, 2010, as it relates to disclosures required as of the end of a reporting period.  On January 19, 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferring the ASU 2010-20 effective date of the disclosure requirements for public entities about troubled debt restructurings.  The purpose of the delay is to make the disclosure requirements concurrent with the effective date of the FASB’s guidance on determining what constitutes a troubled debt restructuring.  Currently, the guidance for determining what constitutes a troubled debt restructuring is anticipated to be effective for interim and annual periods ending after June 15, 2011.  Other than requiring additional disclosures, adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.  On April 5, 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings.  The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year.  The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis.  The Company is currently evaluating the new guidance.

Note 3.  Earnings per Common Share

     Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period (retroactively adjusted for stock splits and stock dividends), including Dividend Reinvestment Plan shares issuable upon reinvestment of dividends, and reduced for shares held in treasury.

The following table illustrates the calculation for the periods ended March 31, as adjusted for the cash dividends declared on the preferred stock:

For The First Quarter Ended March 31,	2011	2010

Net income, as reported	$944,868	$938,912
Less: dividends to preferred shareholders	46,875	46,875
Net income available to common shareholders	$897,993	$892,037
Weighted average number of common shares
used in calculating earnings per share	4,635,324	4,558,198
Earnings per common share	$0.19	$0.20

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

The Company's total comprehensive income for the comparison periods is calculated as follows:

For The First Quarter Ended March 31,	2011	2010

Net income	$944,868	$938,912

Other comprehensive loss, net of tax:
Change in unrealized holding gain on available-for-sale
securities arising during the period	(2,356)	(13,570)
Tax effect	801	4,614
Other comprehensive loss, net of tax	(1,555)	(8,956)
Total comprehensive income	$943,313	$929,956

Note 5.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

March 31, 2011
U.S. Government sponsored enterprise (GSE) debt securities	$23,277,044	$57,776	$71,815	$23,263,005
U.S. Government securities	5,027,492	28,152	0	5,055,644
U.S. GSE preferred stock	42,360	99,679	0	142,039
	$28,346,896	$185,607	$71,815	$28,460,688

December 31, 2010
U.S. GSE debt securities	$16,234,676	$88,091	$9,377	$16,313,390
U.S. Government securities	5,037,252	37,666	232	5,074,686
U.S. GSE preferred stock	42,360	0	0	42,360
	$21,314,288	$125,757	$9,609	$21,430,436

March 31, 2010
U.S. GSE debt securities	$17,598,571	$125,439	$6,323	$17,717,687
U.S. Government securities	5,047,922	37,571	3,532	5,081,961
U.S. GSE preferred stock	68,164	4,308	0	72,472
	$22,714,657	$167,318	$9,855	$22,872,120

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

March 31, 2011
States and political subdivisions	$37,948,665	$493,335	$0	$38,442,000

December 31, 2010
States and political subdivisions	$37,440,714	$716,286	$0	$38,157,000

March 31, 2010
States and political subdivisions	$47,157,935	$435,065	$0	$47,593,000

The scheduled maturities of debt securities available-for-sale were as follows:

	Amortized	Fair
	Cost	Value
March 31, 2011
Due in one year or less	$12,137,321	$12,200,055
Due from one to five years	16,167,215	16,118,594
	$28,304,536	$28,318,649

December 31, 2010
Due in one year or less	$14,172,100	$14,248,432
Due from one to five years	7,099,828	7,139,644
	$21,271,928	$21,388,076

March 31, 2010
Due in one year or less	$10,251,580	$10,308,291
Due from one to five years	12,394,913	12,491,357
	$22,646,493	$22,799,648

The scheduled maturities of debt securities held-to-maturity were as follows:

	Amortized	Fair
	Cost	Value*
March 31, 2011
Due in one year or less	$28,814,724	$28,815,000
Due from one to five years	4,439,601	4,563,000
Due from five to ten years	782,407	906,000
Due after ten years	3,911,933	4,158,000
	$37,948,665	$38,442,000

December 31, 2010
Due in one year or less	$28,468,783	$28,469,000
Due from one to five years	4,253,527	4,433,000
Due from five to ten years	789,962	969,000
Due after ten years	3,928,442	4,286,000
	$37,440,714	$38,157,000

March 31, 2010
Due in one year or less	$38,844,223	$38,844,000
Due from one to five years	4,458,048	4,567,000
Due from five to ten years	1,345,755	1,455,000
Due after ten years	2,509,909	2,727,000
	$47,157,935	$47,593,000

*Method used to determine fair value on HTM securities rounds values to nearest thousand.

     All debt securities with unrealized losses are presented in the table below.  The Company had no debt securities with an unrealized loss of 12 months or more for the periods presented.

	Less than 12 months
	Fair	Unrealized
	Value	Loss
March 31, 2011
U.S. GSE debt securities	$10,089,293	$71,815

December 31, 2010
U.S. GSE debt securities	$2,037,894	$9,377
U.S. Government securities	1,007,225	232
	$3,045,119	$9,609

March 31, 2010
U.S. GSE debt securities	$2,057,787	$6,323
U.S. Government securities	1,002,445	3,532
	$3,060,232	$9,855

     At March 31, 2011 and 2010 and December 31, 2010, the Company’s available-for-sale portfolio included two classes of Fannie Mae preferred stock with an aggregate cost basis of $42,360 as of March 31, 2011 and December 31, 2010, and an aggregate cost basis of $68,164 as of March 31, 2010.  The cost basis of those shares reflects an other-than-temporary impairment write down of $25,804 recorded by the Company in the fourth quarter of 2010 and two other-than-temporary impairment write downs recorded in prior periods.  The fair market value of the Fannie Mae preferred stock as of March 31, 2011 was $142,039, an increase of $99,679 from the December 31, 2010 fair market value of $42,360.

     At March 31, 2011, there were seven U.S. GSE debt securities in an unrealized loss position compared to two U.S. GSE debt securities and one U.S. Government security in an unrealized loss position at December 31, 2010 and March 31, 2010.  The seven U.S. GSE debt securities in an unrealized loss position at March 31, 2011 included the two GSE debt securities in an unrealized loss position at December 31, 2010, but those two debt securities were not the same two in an unrealized loss at March 31, 2010.  These unrealized losses were principally attributable to changes in prevailing interest rates for similar types of securities, and not deterioration in the creditworthiness of the issuer.

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

Note 6.  Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans follows:

	March 31,	December 31,
	2011	2010

Commercial	$32,212,288	$31,045,424
Commercial real estate	134,172,888	133,494,431
Residential real estate	209,107,512	213,834,818
Consumer	12,515,066	13,058,124
	388,007,754	391,432,797
Deduct:
Allowance for loan losses	3,709,918	3,727,935
Unearned net loan fees	50,871	74,351
Loans held for sale	1,054,416	2,363,938
	4,815,205	6,166,224
Net Loans	$383,192,549	$385,266,573

The following is an age analysis of past due loans by class:

		90 Days	Total			Over 90 Days
March 31, 2011	30-89 Days	or More	Past Due	Current	Total Loans	and Accruing

Commercial	$921,982	$7,177	$929,159	$31,283,129	$32,212,288	$7,177
Commercial real estate	599,903	446,842	1,046,745	133,126,143	134,172,888	231,237
Residential real estate	6,246,153	1,151,442	7,397,595	200,655,501	208,053,096	292,060
Consumer	133,522	38,201	171,723	12,343,343	12,515,066	38,201
Total	$7,901,560	$1,643,662	$9,545,222	$377,408,116	$386,953,338	$568,675

		90 Days	Total			Over 90 Days
December 31, 2010	30-89 Days	or More	Past Due	Current	Total Loans	and Accruing

Commercial	$915,924	$54,376	$970,300	$30,075,124	$31,045,424	$29,446
Commercial real estate	939,910	130,512	1,070,422	132,424,009	133,494,431	94,982
Residential real estate	6,117,292	2,108,870	8,226,162	203,244,718	211,470,880	1,194,477
Consumer	242,742	38,466	281,208	12,776,916	13,058,124	38,466
Total	$8,215,868	$2,332,224	$10,548,092	$378,520,767	$389,068,859	$1,357,371

     The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The allowance consists of specific, general and unallocated components. The specific component relates to the loans that are deemed impaired.  A specific allowance is established when the loan’s impaired basis is less than the carrying value of that loan.  The general component covers non-impaired loan pools and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  The entire allowance is available to absorb losses in the loan portfolio, regardless of specific, general and unallocated components considered in determining the amount of the allowance.

General component

     The general component of the allowance for loan losses is based on historical loss experience, adjusted for qualitative factors and stratified by the following loan segments: commercial, commercial real estate, residential real estate, and consumer loans. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of commercial real estate loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. There were no changes in the Company’s policies or methodology pertaining to the general component for loan losses during the first quarter of 2011.

     The qualitative factors are determined based on the various risk characteristics of each loan segment. The Company has policies, procedures and internal controls commensurate with the risk profile of each of these segments. Risk characteristics relevant to each portfolio segment are as follows:

Commercial – Loans in this segment include commercial and industrial loans and to a lesser extent loans to finance agricultural production. Commercial loans are made to businesses and are generally secured by assets of the business, including trade assets and equipment. While not the primary collateral, in many cases these loans may also be secured by the real estate of the business. Repayment is expected from the cash flows of the business. A weakened economy, soft consumer spending, unfavorable foreign trade conditions and the rising cost of labor or raw materials are examples of issues that can impact the credit quality in this segment.

Commercial Real Estate – Loans in this segment are principally made to businesses and are generally secured by either owner-occupied, or non-owner occupied commercial real estate. A relatively small portion of this segment includes farm loans secured by farm land and buildings.  As with commercial loans, repayment of owner-occupied commercial real estate loans is expected from the cash flows of the business and the segment would be impacted by similar issues. The non-owner occupied commercial real estate portion includes both residential and commercial construction loans, vacant land and real estate development loans and multi-family dwelling and commercial rental property loans. Repayment of construction loans is expected from permanent financing takeout; the Company generally requires a commitment or eligibility for the take-out financing prior to construction loan origination. Real estate development loans are generally repaid from the sale of the subject real property as the project progresses. Construction and development lending run additional risks, including the project exceeding budget, not being constructed according to plans, not receiving permits, or the pre-leasing or occupancy rate not meeting expectations. Repayment of multi-family loans and commercial rental property loans is expected from the cash flow generated by rental payments received from the individuals or businesses occupying the real estate. Commercial real estate loans are impacted by issues such as competitive market forces, vacancy rates, cap rates, net operating incomes, lease renewals and overall economic demand. In addition, loans in the recreational and tourism sector can be affected by weather conditions, such as unseasonably low winter snowfalls. Commercial real estate lending also carries a higher degree of environmental risk than other real estate lending.

Residential Real Estate – All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, has an impact on the credit quality of this segment.

Consumer Loans – Loans in this segment are made to individuals for consumer and household purposes.  This segment includes both loans secured by automobiles and other consumer goods, as well as loans that are unsecured.  This segment also includes overdrafts, which are extensions of credit made to both individuals and business to cover temporary shortages in their deposit accounts and are generally unsecured.  The Company maintains policies restricting the size and length of these extensions of credit.  The overall health of the economy, including unemployment rates, has an impact on the credit quality of this segment.

Specific component

     A specific allowance is established when a loan’s impaired basis is less than the carrying value of the loan. A loan is considered impaired when, based on current information and events, in management’s estimation it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management evaluates the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and frequency of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Impaired loans may also include troubled loans that are restructured. A troubled debt restructuring occurs when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that would otherwise not be granted. Troubled debt restructurings may include the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan’s terms, or a combination of the two.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment evaluation, unless such loans are subject to a restructuring agreement.

Unallocated component

     An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The changes in the allowance for loans losses for the period ended March 31 are summarized as follows:

	2011	2010

Balance at beginning of year	$3,727,935	$3,450,542
Provision for loan losses	187,500	125,001
Recoveries of amounts charged off	21,573	14,734
	3,937,008	3,590,277
Amounts charged off	(227,090)	(44,470)
Balance at end of period	$3,709,918	$3,545,807

The allowance for loan losses and select loan information by portfolio segment was as follows:

		Commercial	Residential
March 31, 2011	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses
Beginning balance	$302,421	$1,391,898	$1,830,816	$151,948	$50,852	$3,727,935
Charge-offs	(700)	0	(188,800)	(37,590)	0	(227,090)
Recoveries	8,106	1,090	0	12,377	0	21,573
Provision	(53,379)	3,958	114,103	25,130	97,688	187,500
Ending balance	$256,448	$1,396,946	$1,756,119	$151,865	$148,540	$3,709,918

Individually evaluated for impairment	$14,500	$51,200	$254,100	$0	$0	$319,800
Collectively evaluated for impairment	241,948	1,345,746	1,502,019	151,865	148,540	3,390,118
Total	$256,448	$1,396,946	$1,756,119	$151,865	$148,540	$3,709,918

Loans
Individually evaluated for impairment	$92,215	$1,325,271	$3,072,612	$0		$4,490,098
Collectively evaluated for impairment	32,120,073	132,847,617	206,034,900	12,515,066		$383,517,656
Total	$32,212,288	$134,172,888	$209,107,512	$12,515,066		$388,007,754

		Commercial	Residential
December 31, 2010	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses
Individually evaluated for impairment	$3,700	$51,200	$337,800	$0	$0	$392,700
Collectively evaluated for impairment	298,721	1,340,698	1,493,016	151,948	50,852	3,335,235
Total	$302,421	$1,391,898	$1,830,816	$151,948	$50,852	$3,727,935

Loans
Individually evaluated for impairment	$61,226	$1,145,194	$3,219,911	$0		$4,426,331
Collectively evaluated for impairment	30,984,199	132,349,237	210,614,907	13,058,124		387,006,466
Total	$31,045,425	$133,494,431	$213,834,818	$13,058,124		$391,432,797

As of March 31, 2011 and December 31, 2010, the Company had no acquired loans with deteriorated credit quality.

Impaired loans by portfolio segment were as follows:

		Unpaid		Average	Interest
March 31, 2011	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial	$2,427	$2,531		$13,679	$0
Commercial real estate	180,077	180,077		90,038	0
Residential real estate	1,966,456	2,634,063		1,552,373	0

With an allowance recorded
Commercial	89,788	95,034	14,500	63,042	0
Commercial real estate	1,145,194	1,145,672	51,200	1,145,195	0
Residential real estate	1,106,156	1,264,496	254,100	1,593,889	0

Total
Commercial	$92,215	$97,565	$14,500	$76,721	$0
Commercial real estate	$1,325,271	$1,325,749	$51,200	$1,235,233	$0
Residential real estate	$3,072,612	$3,898,559	$254,100	$3,146,262	$0

Total	$4,490,098	$5,321,873	$319,800	$4,458,216	$0

		Unpaid		Average	Interest
December 31, 2010	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial	$24,930	$61,460	$0	$106,737	$0
Commercial real estate	0	0	0	494,150	0
Residential real estate	1,138,290	1,527,508	0	1,186,068	0

With an allowance recorded
Commercial	36,296	39,856	3,700	37,300	0
Commercial real estate	1,145,194	1,145,672	51,200	1,158,924	0
Residential real estate	2,081,621	2,303,744	337,800	1,661,441	0

Total
Commercial	$61,226	$101,316	$3,700	$144,037	$0
Commercial real estate	$1,145,194	$1,145,672	$51,200	$1,653,074	$0
Residential real estate	$3,219,911	$3,831,252	$337,800	$2,847,509	$0

Total	$4,426,331	$5,078,240	$392,700	$4,644,620	$0

Interest income recognized on impaired loans is immaterial for both periods presented.

Credit Quality Grouping

     Credit quality grouping allows for the evaluation of trends in credit quality that are used in developing the allowance for loan losses. The Company groups credit risk into Groups A, B and C. The manner the Company utilizes to assign risk grouping is driven by loan purpose. Commercial purpose loans are individually risk graded while the retail portion of the portfolio is generally grouped by delinquency pool.

Group A loans - Acceptable Risk – are loans that are expected to perform as agreed under their respective terms.  Such loans carry a normal level of risk that does not require management attention beyond that warranted by the loan or loan relationship characteristics, such as loan size or relationship size. Group A loans include commercial loans that are individually risk rated and retail loans that are rated by pool. Group A retail loans include both performing consumer and residential real estate loans. Residential real estate loans are loans to individuals secured by 1-4 family homes, including first mortgages, home equity and home improvement loans. Loan balances fully secured by deposit accounts or that are fully guaranteed by the Federal Government are considered acceptable risk.

Group B loans – Management Involved - are loans that require greater attention than the acceptable loans in Group A. Characteristics of such loans may include, but are not limited to, borrowers that are experiencing negative operating trends such as reduced sales or margins, borrowers that have exposure to adverse market conditions such as increased competition or regulatory burden, or that have had unexpected or adverse changes in management. These loans have a greater likelihood of migrating to an unacceptable risk level if these characteristics are left unchecked. Group B is limited to commercial loans that are individually risk rated.

Group C loans – Unacceptable Risk – are loans that have distinct shortcomings that require a greater degree of management attention.  Examples of these shortcomings include a borrower's inadequate capacity to service debt, poor operating performance, or insolvency.  These loans are more likely to result in repayment through collateral liquidation. Group C loans range from those that are likely to sustain some loss if the shortcomings are not corrected, to those for which loss is imminent and non-accrual treatment is warranted. Group C loans include individually rated commercial purpose loans, and retail loans adversely rated in accordance with the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification Policy. Group C retail loans include 1-4 family residential real estate loans and home equity loans past due 90 days or more with loan-to-value ratios greater than 60%, home equity loans 90 days or more past due where bank does not hold first mortgage, irrespective of loan-to-value, loans in bankruptcy where repayment is likely but not yet established, and lastly consumer loans that are 90 days or more past due.

     Commercial purpose loan ratings are assigned by the commercial account officer; for larger and more complex commercial loans, the credit rating is a collaborative assignment by the lender and the credit analyst. The credit risk rating is based on the borrower's expected performance, i.e., the likelihood that the borrower will be able to service its obligations in accordance with the loan terms. Credit risk ratings are meant to measure risk versus simply record history.  Assessment of expected future payment performance requires consideration of numerous factors.  While past performance is part of the overall evaluation, expected performance is based on an analysis of the borrower's financial strength, and historical and projected factors such as size and financing alternatives, capacity and cash flow, balance sheet and income statement trends, the quality and timeliness of financial reporting, and the quality of the borrower’s management.  Other factors influencing the credit risk rating to a lesser degree include collateral coverage and control, guarantor strength and commitment, documentation, structure and covenants and industry conditions.  There are uncertainties inherent in this process.

     Credit risk ratings are dynamic and require updating whenever relevant information is received.  The risk ratings of larger or more complex loans, and Group B and C rated loans, are assessed at the time of their respective annual reviews, during quarterly updates, in action plans or at any other time that relevant information warrants update. Lenders are required to make immediate disclosure to the Chief Credit Officer of any increase in loan risk, even if considered temporary in nature.

The risk ratings within the loan portfolio by class were as follows:

Retail Loans

		Residential
March 31, 2011	Consumer	Real Estate	Total

Group A	$12,456,909	$195,142,982	$207,599,891
Group C	58,157	3,024,408	3,082,565
Total	$12,515,066	$198,167,390	$210,682,456

Retail Loans

		Residential
December 31, 2010	Consumer	Real Estate	Total

Group A	$12,997,587	$200,884,188	$213,881,775
Group C	60,537	3,426,455	3,486,992
Total	$13,058,124	$204,310,643	$217,368,767

Commercial Purpose Loans

	Residential		Commercial
March 31, 2011	Real Estate	Commercial	Real Estate	Total

Group A	$14,831,026	$29,165,570	$112,424,825	$156,421,421
Group B	276,372	914,995	6,464,176	7,655,543
Group C	2,235,214	2,131,723	8,881,397	13,248,334
Total	$17,342,612	$32,212,288	$127,770,398	$177,325,298

Commercial Purpose Loans

	Residential		Commercial
December 31, 2010	Real Estate	Commercial	Real Estate	Total

Group A	$13,453,586	$28,148,611	$110,982,274	$152,584,471
Group B	883,271	1,617,895	9,455,795	11,956,960
Group C	2,297,324	1,278,919	5,946,355	9,522,598
Total	$16,634,182	$31,045,425	$126,384,424	$174,064,030

Note 7.  Goodwill and Other Intangible Assets

     As a result of the merger with LyndonBank on December 31, 2007, the Company recorded goodwill amounting to $11,574,269.  The goodwill is not amortizable and is not deductible for tax purposes.

     The Company also recorded $4,161,000 of acquired identified intangible assets representing the core deposit intangible which is subject to amortization as a non-interest expense over a ten year period using a double declining method.

     Amortization expense for the core deposit intangible for the first three months of 2011 was $106,522.  As of March 31, 2011, the remaining annual amortization expense related to core deposit intangible, absent any future impairment, is expected to be as follows:

2011	$319,564
2012	340,869
2013	272,695
2014	272,695
2015	272,695
Thereafter	545,392
Total	$2,032,910

     Management evaluates goodwill for impairment annually and the core deposit intangible for impairment if conditions warrant.  As of the date of the most recent evaluation (December 31, 2010), management concluded that no impairment existed.

Note 8.  Fair Value

     FASB ASC Topic 820-10-20, Fair Value Measurements and Disclosures, provides a framework for measuring and disclosing fair value under U.S. Generally Accepted Accounting Principles (GAAP).  The ASC Topic 820-10-20 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

     Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The ASC Topic 820-10-20 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1
Quoted prices in active markets for identical assets or liabilities.  Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes certain derivative contracts, residential mortgage servicing rights, impaired loans, and OREO.

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

     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Assets measured at fair value on a recurring basis and reflected in the balance sheet at the dates presented are summarized below:

March 31, 2011	Level 1	Level 2	Total
Assets:
U.S. GSE debt securities	$0	$23,263,005	$23,263,005
U.S. Government securities	4,030,003	1,025,641	5,055,644
U.S. GSE preferred stock	142,039	0	142,039

December 31, 2010
Assets:
U.S. GSE debt securities	$0	$16,313,390	$16,313,390
U.S. Government securities	4,038,740	1,035,946	5,074,686
U.S. GSE preferred stock	42,360	0	42,360

March 31, 2010
Assets:
U.S. GSE debt securities	$0	$17,717,687	$17,717,687
U.S. Government securities	2,006,935	3,075,026	5,081,961
U.S. GSE preferred stock	72,472	0	72,472

Assets measured at fair value on a nonrecurring basis and reflected in the balance sheet at the dates presented are summarized below:

March 31, 2011	Level 2
Assets:
Residential mortgage servicing rights	$1,362,331
Impaired loans, net of related allowance	2,021,338
OREO	764,500

December 31, 2010
Assets:
Residential mortgage servicing rights	$1,076,708
Impaired loans, net of related allowance	2,870,411
OREO	1,210,300

March 31, 2010	Level 2
Assets:
Residential mortgage servicing rights	$1,029,799
Impaired loans, net of related allowance	2,341,106
OREO	718,000

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

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2011.  There were no Level 3 financial instruments at March 31, 2011, December 31, 2010, or March 31, 2010.

Fair values of financial instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents:  The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Investment securities:  The fair value of securities available for sale equals quoted market prices, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Level 1 securities include certain U.S. Government securities and U.S. GSE preferred stock.  Level 2 securities include asset-backed securities, including obligations of U.S. GSEs and certain U.S Government securities.

Restricted equity securities:  Restricted equity securities are comprised of Federal Reserve Bank of Boston (FRBB) stock and Federal Home Loan Bank of Boston (FHLBB) stock.  These securities are carried at cost, which is believed to approximate fair value, based on the redemption provisions of the FRBB and the FHLBB.  The stock is nonmarketable, and redeemable at par value.

Loans and loans held-for-sale:  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts.  The fair values for other loans (for example, fixed rate residential, commercial real estate, and rental property mortgage loans, and commercial and industrial loans) are estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.  The carrying amounts reported in the balance sheet for loans that are held-for-sale approximate their fair values.  Loan impairment is deemed to exist when full repayment of principal and interest according to the contractual terms of the loan is no longer probable.  Impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent.  If the fair value is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the ALL.  Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis.  Management has estimated the fair values of these assets using Level 2 inputs, such as the fair value of collateral based on independent third-party appraisals for collateral-dependent loans.

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

The estimated fair values of the Company's financial instruments were as follows:

	March 31, 2011		December 31, 2010		March 31, 2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$34,121	$34,121	$51,448	$51,448	$9,281	$9,281
Securities held-to-maturity	37,949	38,442	37,441	38,157	47,158	47,593
Securities available-for-sale	28,461	28,461	21,430	21,430	22,872	22,872
Restricted equity securities	4,309	4,309	4,309	4,309	3,907	3,907
Loans and loans held-for-sale, net	384,247	393,310	387,631	397,123	380,464	390,874
Mortgage servicing rights	1,253	1,362	1,077	1,056	991	1,030
Accrued interest receivable	1,966	1,966	1,790	1,790	2,118	2,118

Financial liabilities:
Deposits	437,557	439,994	438,192	440,913	399,986	402,241
Federal funds purchased and other
borrowed funds	18,010	18,240	33,010	33,250	36,022	35,991
Repurchase agreements	21,480	21,480	19,108	19,108	17,815	17,815
Capital lease obligations	824	824	835	835	866	866
Subordinated debentures	12,887	13,366	12,887	13,155	12,887	12,541
Accrued interest payable	175	175	192	192	209	209

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the above table.

Note 9.  Mortgage Servicing Rights

     The following table shows the changes in the carrying amount of the mortgage servicing rights for the periods indicated:

	March 31,	December 31,	March 31,
	2011	2010	2010

Balance at beginning of period	$1,076,708	$932,961	$932,961
Mortgage servicing rights capitalized	107,216	403,026	48,222
Mortgage servicing rights amortized	(82,273)	(392,233)	(94,668)
Change in valuation allowance	151,662	132,954	104,179
Balance at end of period	$1,253,313	$1,076,708	$990,694

Note 10.  Legal Proceedings

     In the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 11.  Subsequent Event

     The Company has evaluated events and transactions subsequent to March 31, 2011 for potential recognition or disclosure in these financial statements, as required by GAAP.  On March 22, 2011, the Company declared a cash dividend of $0.14 per share payable May 1, 2011 to shareholders of record as of April 15, 2011.  This dividend, amounting to $647,865, was accrued at March 31, 2011.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended March 31, 2011

    The following discussion analyzes the consolidated financial condition of Community Bancorp. (the “Company”) and its wholly-owned subsidiary, Community National Bank, as of March 31, 2011, December 31, 2010 and March 31, 2009, and its consolidated results of operations for the periods then ended.  The Company is considered a “smaller reporting company” under applicable regulations of the Securities and Exchange Commission (SEC) and is therefore eligible for relief from certain disclosure requirements.  In accordance with such provisions, the Company has elected to provide its audited consolidated statements of income, cash flows and changes in shareholders’ equity for two, rather than three, years.

     The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes.

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

     Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (1) general economic conditions, either nationally, regionally or locally continue to deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services; (2) competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial service industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way as to reduce the Company's margins;  (4) changes in laws or government rules, or the way in which courts and government agencies interpret or implement those laws or rules, increase our costs of doing business or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) changes in the level of nonperforming assets and charge-offs; (7) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (8) changes in consumer and business spending, borrowing and savings habits; and (9) the effect of and changes in the United States monetary and fiscal policies, including the interest rate policies and regulation of the money supply by the Federal Reserve Board, which, in turn, may result in inflation and interest rate, securities market and monetary fluctuations and in changes in the demand for our loan and deposit products.

NON-GAAP FINANCIAL MEASURES

     Under SEC Regulation G, public companies making disclosures containing financial measures that are not in accordance with generally accepted accounting principles in the United States (U.S. GAAP or GAAP) must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure, as well as a statement of the company’s reasons for utilizing the non-GAAP financial measure.  The SEC has exempted from the definition of non-GAAP financial measures certain commonly used financial measures that are not based on GAAP.  However, two non-GAAP financial measures commonly used by financial institutions, namely tax-equivalent net interest income and tax-equivalent net interest margin, have not been specifically exempted by the SEC, and may therefore constitute non-GAAP financial measures under Regulation G.  We are unable to state with certainty whether the SEC would regard those measures as subject to Regulation G.

     Management believes that these non-GAAP financial measures are useful in evaluating the Company’s financial performance and facilitate comparisons with the performance of other financial institutions.  However, that information should be considered supplemental in nature and not as a substitute for related financial information prepared in accordance with GAAP.

OVERVIEW

     The Company’s consolidated assets on March 31, 2011 were $532,838,138, a decrease of $13,094,511, or 2.4% from December 31, 2010, and an increase of $24,766,633, or 4.9% from March 31, 2010.  The most significant change in assets in both comparison periods was in cash with an increase of $24,835,805 from year to year and a decrease of $17,325,801 from year end.  Much of the decrease in cash, during the first quarter of 2011 was attributable to the pay off of a Federal Home Loan Bank of Boston (FHLBB) advance that matured in January in the amount of $15,000,000.  The increase in cash when comparing the two quarters was from an increase in deposits, particularly in NOW and money market accounts, without a significant increase in loans and investments.  Approximately $19,000,000 of the increase in NOW accounts came from an increase in an account with the Company’s affiliate, Community Financial Services Group (CFSG) which was opened at the end of the first quarter in 2010.  While there was a slight increase in municipal deposits year over year, the Company also experienced an increase in core deposits of approximately $8,000,000 or 4.0% for the same period.  Although gross loans increased $3,874,537 or 1.0% when comparing the first quarter 2010 to the first quarter 2011, there was a decrease of $3,425,043 or 0.9% from year end 2010 to March 31, 2011.  Demand for 1-4 family residential loans was strong in 2011, with most of these loans sold in the secondary market.  Some of the liquidity was used to increase the available-for-sale securities portfolio.  The decrease in the securities held-to-maturity portfolio from March 31, 2010 to March 31, 2011, which is the municipal portfolio, is a result of the competitive nature of this business; the decrease was attributed primarily to two relationships each equal to approximately $5,000,000.

    Total liabilities increased $36,135,602, or 7.7%, from March 31, 2010 to December 31, 2010, but then decreased $13,521,682 or 2.7% by March 31, 2011 due to the pay down of the matured FHLBB advance.  Positive earnings, net of dividends declared, have resulted in increases in retained earnings and shareholders’ equity of $39,554,840 as of March 31, 2011 compared to $39,127,669 on December 31, 2010 and $37,402,127 on March 31, 2010, increases of 1.1% and 5.8% respectively.

     Net income for the first quarter of 2011 was $944,868 or $0.19 per common share compared to $938,912 or $0.20 per common share for the first quarter of 2010.  Although earnings increased over the 2010 comparison period, an increase in the weighted average number of common shares of 77,126 resulted in a decrease of $0.01 in earnings per common share.  Net interest income was lower in the first quarter of 2011 compared to the first quarter of 2010 due to the prolonged low interest rate environment.  The asset base continues to be replaced or repriced at lower rates while the opportunity to decrease interest rates on deposits is limited.  Non-interest income was also greater during the first quarter of 2011 than the first quarter 2010, due to fee income from the sale of residential loans, in the secondary market.  One of the more significant items that contributed to the positive variance was the valuation adjustment to mortgage servicing rights.  The increase in residential mortgage rates at the end of the quarter, together with normal net growth in the servicing portfolio, partially offset by amortization of servicing rights resulted in a net increase of $151,662 in servicing rights as of March 31, 2011 versus a net increase of $104,179 as of March 31, 2010.  Income generated from the servicing rights during the first quarter of 2011 was $24,944, compared to an expense of $46,447 during the first quarter of 2010, creating a variance of $118,873 in mortgage servicing rights impairment adjustments and net revenues between periods.  Operating expenses increased $60,693, or 1.4% when comparing the two quarters, a level that management considers manageable.

     On March 22, 2011, the Company's Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable on May 1, 2011 to shareholders of record on April 15, 2011.  This represented an increase of $0.02 per share in the quarterly cash dividend paid in recent prior quarters.

    The Company is focused on increasing the profitability of the balance sheet, improving expense efficiency, and prudently managing risk, particularly as it pertains to credit in order to remain a well-capitalized bank in this challenging economic environment.

     Global economic indicators point toward a recovering U.S. economy; consumer confidence has improved and household spending is increasing at a moderate pace.  Economic and labor market information indicates that the State of Vermont is recovering, however slowly and cautiously.  Employers in the manufacturing, professional and business services and tourism industries are reporting significant over-the-year increases in employment.  While these trends are encouraging, it will take time before enough jobs are added to recoup the number of jobs that were lost during the economic downturn.  Particularly hard hit are those who have been unemployed for an extended period of time.  The seasonally adjusted unemployment rate in Vermont in March 2011 was 5.4% compared to 6.6% in March 2010.  Conditions are generally better than 2010, however of great concern is the rising price of fuel and the impact it will have to the consumer and all sectors of the economy.  The manufacturing industry was hardest hit early in the recession, however reports from two local manufacturers of wood products indicate that production has increased and they have increased work hours for production crews.  In the farming sector, milk prices increased during 2010 and are projected to remain at these levels for at least the first half of 2011; however production costs are a challenge with the rising cost of fuel and feed.  The 2010 construction season was very slow for both commercial and residential contractors, leaving many with depleted financial resources and less prepared for the slow winter season and their 2011 startup.  Some commercial contractors have found work at the local ski resort that is undergoing a major expansion. Tourism activity during the 2010 fall foliage season and the 2010-11 winter season was good with local hotels reporting stable bookings.  The local real estate markets improved somewhat during 2010, sparked by the low interest rate environment.  Local real estate agents report that sales have increased across all price points.  Another positive note for the northeastern Vermont market area is the local multi-phase ski area expansion project, referred to above, where construction of two hotels, a hockey arena, an indoor water park and a golf clubhouse are expected to transform the ski resort to a year-round indoor and outdoor recreation destination resort.  This project is expected to inject $90 million of construction funding into the local economy over the next two years utilizing Federal EB5 program capital from foreign investors.

     While there are some signs of a recovery, the recent recession may continue to have a negative impact on the consumer, particularly as it relates to credit performance, which tends to lag economic cycles.  Although the Company saw an increase in past dues and non-performing loans during 2010 while customers struggled to make their mortgage payments due to layoffs, reduced income and high levels of other consumer debt, the situation moderated slightly during the first quarter of 2011, with the ratio of past dues and nonperforming loans to gross loans decreasing from 1.6% at the end of the first quarter 2010 to 1.3% at March 31, 2011.  These economic factors are considered in assessing the level of the Company’s reserve for loan losses in an effort to adequately reserve for probable losses due to consequences of the recession. The Company recorded a provision for loan losses of $125,001 in the first quarter of 2010 compared to $187,500 in the first quarter of 2011.

     There were significant regulatory changes affecting banks in 2010, which are likely to impact all aspects of the financial services industry for many years to come.  In particular, the comprehensive Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) enacted in July 2010 contains many new requirements and mandates applicable to banking institutions and authorizes numerous rulemakings by various agencies to implement its provisions.  Among other things, the Dodd-Frank Act: creates a new Consumer Financial Protection Bureau as an independent agency to implement and (with respect to larger institutions) enforce federal consumer protection laws; changes the method for calculating regulatory capital by bank holding companies and restricts the use of trust preferred securities as Tier 1 capital (subject to certain grandfathering); imposes new price controls on debit card interchange fees; imposes new disclosure, escrow, appraisal and other requirements applicable to mortgage lending; adopts new disclosure and voting requirements for public companies relating to executive compensation arrangements (subject to a delayed effective date for smaller reporting companies); makes permanent the increase to $250,000 in the amount of maximum FDIC insurance coverage; changes the assessment formula for FDIC insurance premiums from one based on deposits to one based on assets; provides permanent relief for smaller reporting companies such as the Company from the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act; and extends through 2012 the temporary unlimited deposit insurance coverage for non-interest bearing accounts.  An amendment to the Federal Deposit Insurance Act enacted in December 2010 included interest on lawyer trust accounts (IOLTAs) within the definition of “non-interest bearing transaction account” for purposes of the Dodd-Frank Act’s unlimited deposit insurance coverage.

     In the short-term, the Dodd-Frank Act’s price controls on interchange fees, scheduled for implementation by Federal Reserve Board rule in July 2011, are likely to have an adverse impact on bank fee income, even for smaller institutions like the Company that are not directly subject to the rule as competitive pricing pressures in the market place effectively drive down interchange fees for all banks.

     The regulatory environment continues to increase operating costs and place extensive burden on personnel resources to comply with a myriad of legal requirements, including those under the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002, the USA Patriot Act, the Bank Secrecy Act, the Real Estate Settlement Procedures Act and the Truth in Lending Act.  It is unlikely that these administrative costs and burdens will moderate in the future.

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

Allowance for Loan Losses - Management believes that the calculation of the allowance for loan losses (ALL) is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements.  In estimating the ALL, management considers historical experience as well as other qualitative factors, including the effect of current economic indicators and their probable impact on borrowers and collateral, trends in delinquent and non-performing loans, trends in criticized and classified assets, concentrations of credit, levels of exceptions, and the impact of competition in the market. Management’s estimates used in calculating the ALL may increase or decrease based on changes in these factors, which in turn will affect the amount of the Company’s provision for loan losses charged against current period income.  Actual results could differ significantly from these estimates under different assumptions, judgments or conditions.

Other Real Estate Owned - Occasionally, the Company acquires property in connection with foreclosures or in satisfaction of debts previously contracted, other real estate owned (OREO).  Such properties are carried at fair value, which is the market value less estimated cost of disposition, i.e. sales commissions and costs associated with the sale.  Market value is defined as the cash price that might reasonably be anticipated in a current sale that is within 12 months, under all conditions requisite to a fair sale.  A fair sale means that a buyer and seller are each acting prudently, knowledgeably, and under no necessity to buy or sell.  Market value is determined, as appropriate, either by obtaining a current appraisal or evaluation prepared by an independent, qualified appraiser, or third-party valuation firm, and finally if the Company has limited exposure and limited risk of loss, by the opinion of management as supported by an inspection of the property and its most recent tax valuation.  If the Company has a valid appraisal or an appropriate evaluation obtained in connection with the real estate loan, and there has been no obvious and material change in market conditions or physical aspects of the property, then the Company need not obtain another appraisal or evaluation when it acquires ownership of the property. Under recent and current market conditions, and periods of declining market values, the Company will generally obtain a new appraisal or evaluation.

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

Other Than Temporary Impairment of Investment Securities - Companies are required to perform quarterly reviews of individual debt and equity securities in their investment portfolios to determine whether decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the materiality of the decline and the probability, extent and timing of a valuation recovery, the company’s intent to continue to hold the security and, in the case of debt securities, the likelihood that the company will not have to sell the security before recovery of its cost basis.  Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to fundamental factors specific to the issuer, such as financial condition and business prospects, or to market-related or other factors, such as interest rates, and in the case of debt securities, the extent to which the impairment relates to credit losses of the issuer, as compared to other factors.  Declines in the fair value of securities below their cost that are deemed in accordance with GAAP to be other than temporary, and declines in fair value of debt securities below their cost that are related to credit losses, are recorded in earnings as realized losses.  The non-credit loss portion of an other than temporary decline in the fair value of debt securities below their cost basis (generally, the difference between the fair value and the estimated net present value of the debt security) is recognized in other comprehensive income as an unrealized loss.

Mortgage Servicing Rights - Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are required to be initially capitalized at fair value and subsequently accounted for using the “fair value method” or the “amortization method”. Capitalized mortgage servicing rights are included in other assets in the consolidated balance sheet. Mortgage servicing rights are amortized into non-interest income in proportion to, and over the period of, estimated future net servicing income of the underlying financial assets.  The value of capitalized servicing rights represents the estimated present value of the future servicing fees arising from the right to service loans in the portfolio. The carrying value of the mortgage servicing rights is periodically reviewed for impairment based on a determination of fair value compared to amortized cost, and impairment, if any, is recognized through a valuation allowance and is recorded as amortization of other assets.  Subsequent improvement (if any) in the estimated fair value of impaired mortgage servicing rights is reflected in a positive valuation adjustment and is recognized in other income up to (but not in excess of) the amount of the prior impairment. Critical accounting policies for mortgage servicing rights relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of mortgage servicing rights requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Factors that may significantly affect the estimates used are changes in interest rates and the payment performance of the underlying loans.  The Company analyzes and accounts for the value of its servicing rights with the assistance of a third party consultant.

Goodwill - Management utilizes numerous techniques to estimate the value of various assets held by the Company, including methods to determine the appropriate carrying value of goodwill.  In addition, goodwill from a purchase acquisition is subject to ongoing periodic impairment tests, which include an evaluation of the ongoing assets, liabilities and revenues from the acquisition and an estimation of the impact of business conditions.

Other - Management utilizes numerous techniques to estimate the carrying value of various assets held by the Company, including, but not limited to, bank premises and equipment and deferred taxes. The assumptions considered in making these estimates are based on historical experience and on various other factors that are believed by management to be reasonable under the circumstances.  The use of different estimates or assumptions could produce different estimates of carrying values and those differences could be material in some circumstances.

RESULTS OF OPERATIONS

    The Company’s net income for the first quarter of 2011 was $944,868, representing an increase of $5,956 or 0.6% over net income of $938,912 for the first quarter of 2010. This resulted in earnings per share of $0.19 and $0.20, respectively, for the first quarters of 2011 and 2010.  Core earnings (net interest income) for the first quarter of 2011 decreased $77,501 or 1.8% over the first quarter of 2010.  Although interest income decreased $210,127 or 3.6%, this decrease was partially offset by a decrease in interest expense of $132,626 or 8.1% year over year.  Despite a $3,874,537 increase in loans between periods, interest and fees on loans, the major component of interest income, decreased by $147,156 or 2.7% due to a decrease in rates between periods.  Interest expense on deposits, the major component of interest expense, decreased $101,697 or 8.4% between periods, attributable in part to a decrease of $8,804,187 in time deposits as well as a decrease in the rates paid on these deposit accounts.  NOW and money market accounts increased $38,230,128 or 27.2% while the rate paid on these accounts decreased, contributing to the decrease in interest expense on deposits.

     As a result of the 2007 LyndonBank merger, the Company is required to amortize the fair value adjustments of the acquired loans and time deposits against net interest income and the core deposit intangible against non-interest expense.  The loan fair value adjustment was a net premium, creating a decrease in interest income of $12,716 for the first three months of 2011 compared to decrease of $11,978 recorded for the first three months of 2010.  The certificate of deposit fair value adjustment was fully amortized as of December 31, 2010, thus resulting in no earnings impact in the first quarter of 2011, compared to an interest expense of $78,000 for the same period last year.  The amortization of the core deposit intangible amounted to a non-interest expense of $106,522 for the first three months of 2011, compared to $133,152 for the first three months of 2010.

    Other income, a component of non-interest income, increased $170,799 or 33.8% for the first three months of 2011, compared to the first three months of 2010.  Mortgage servicing rights was the major component of the increase, with a net increase of $118,873 year over year. The Company recognized income of $80,513 from its Supplemental Executive Retirement Program (SERP) investment assets during the first quarter of 2011, compared to income of $32,934 for the first quarter of 2010, reflecting improved market conditions between periods.  Salaries and wages, a component of non-interest expense, increased $74,145 due to normal salary increases during the first three months of 2011, compared to the first three months of 2010.

      Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.  The Company’s ROA and ROE have remained fairly level over the past year with slight decreases for March 31, 2011 compared to March 31, 2010.  The following table shows these ratios annualized for the comparison periods.

For the quarter ended March 31,	2011	2010

Return on Average Assets	0.70%	0.76%
Return on Average Equity	9.67%	10.18%

The following table summarizes the earnings performance and balance sheet data of the Company for the 2011 and 2010 comparison periods.

SELECTED FINANCIAL DATA

Balance Sheet Data	March 31,	December 31,
	2011	2010

Net loans	$384,246,965	$387,630,511
Total assets	532,838,138	545,932,649
Total deposits	437,557,347	438,192,263
Federal funds purchased and other borrowed funds	18,010,000	33,010,000
Total liabilities	493,283,298	506,804,980
Total shareholders' equity	39,554,840	39,127,669

Three Months Ended March 31,	2011	2010

Total interest income	$5,677,112	$5,887,239
Less:
Total interest expense	1,511,470	1,644,096
Net interest income	4,165,642	4,243,143
Less:
Provision for loan losses	187,500	125,001

Non-interest income	1,459,469	1,231,801
Less:
Non-interest expense	4,349,514	4,288,821
Income before income taxes	1,088,097	1,061,122
Less:
Applicable income tax expense	143,229	122,210

Net Income	$944,868	$938,912

Per Share Data

Earnings per common share	$0.19	$0.20
Dividends declared per common share	$0.14	$0.12
Book value per common shares outstanding	$7.97	$7.63
Weighted average number of common shares outstanding	4,635,324	4,558,198
Number of common shares outstanding	4,650,012	4,572,382

INTEREST INCOME VERSUS INTEREST EXPENSE (NET INTEREST INCOME)

     The largest component of the Company’s operating income is net interest income, which is the difference between interest earned on loans and investments versus the interest paid on deposits and other sources of funds (i.e. other borrowings).  The Company’s level of net interest income can fluctuate over time due to changes in the level and mix of earning assets, and sources of funds (volume) and from changes in the yield earned and costs of funds (rate).  A portion of the Company’s income from municipal investments is not subject to income taxes.  Because the proportion of tax-exempt items in the Company's portfolio varies from year-to-year, to improve comparability of information across years, the non-taxable income shown in the tables below have been converted to a tax equivalent basis. The Company’s corporate tax rate is 34%; therefore, to equalize tax-free and taxable income in the comparison, we divide the tax-free income by 66%, with the result that every tax-free dollar is equivalent to $1.52 in taxable income.

     Tax-exempt income is derived from municipal investments which comprised the entire held-to-maturity portfolio of $37,948,665 at March 31, 2011, and $47,157,935 at March 31, 2010.

     The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the three month comparison periods of 2011 and 2010.

For the Three Months Ended March 31:	2011	2010

Net interest income as presented	$4,165,642	$4,243,143
Effect of tax-exempt income	134,913	158,383
Net interest income, tax equivalent	$4,300,555	$4,401,526

     The following table presents average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the 2011 and 2010 comparison periods.

Average Balances and Interest Rates

	For the Three Months Ended March 31:
		2011			2010
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets

Loans (1)	$389,001,889	$5,303,865	5.53%	$382,812,068	$5,451,021	5.77%
Taxable investment securities	23,703,792	70,810	1.21%	23,606,738	112,281	1.93%
Tax exempt investment securities	36,604,441	396,802	4.40%	46,423,263	465,833	4.07%
Sweep and interest earning accounts	37,541,055	21,652	0.23%	110,943	350	1.28%
Other investments	4,695,550	18,896	1.63%	975,150	16,137	6.71%
Total	$491,546,727	$5,812,025	4.80%	$453,928,162	$6,045,622	5.40%

Interest-Bearing Liabilities

NOW and money market funds	$177,943,228	$353,516	0.81%	$136,775,027	$319,199	0.95%
Savings deposits	57,848,479	30,170	0.21%	53,209,384	40,569	0.31%
Time deposits	144,073,247	729,097	2.05%	157,259,018	854,712	2.20%
Federal funds purchased and other borrowed funds	22,410,000	100,416	1.82%	33,970,678	119,572	1.43%
Repurchase agreements	20,379,073	37,914	0.75%	19,336,027	48,851	1.02%
Capital lease obligations	827,642	16,793	8.12%	869,919	17,629	8.11%
Junior subordinated debentures	12,887,000	243,564	7.66%	12,887,000	243,564	7.66%
Total	$436,368,669	$1,511,470	1.40%	$414,307,053	$1,644,096	1.61%

Net interest income		$4,300,555			$4,401,526
Net interest spread (2)			3.40%			3.79%
Net interest margin (3)			3.55%			3.93%

(1) Included in gross loans are non-accrual loans with an average balance of $4,594,164 and $4,719,812 for the three months ended
March 31, 2011 and 2010, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses.
(2) Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average earning assets.

    The average volume of earning assets for the first three months of 2011 increased $37,618,565 or 8.3% compared to the same period of 2010, while the average yield decreased 60 basis points.  The average volume of loans increased $6,189,821 or 1.6%, while the average yield decreased 24 basis points.  Interest earned on the loan portfolio comprised 91.3% of total interest income for the first three months of 2011 and 90.2% for the 2010 comparison period.  The average volume of sweep and interest earning accounts increased $37,430,112.  Sweep and interest earning assets consists primarily of excess funds held in the Company’s account at the FRBB.  The FRBB began paying interest to financial institutions on balances left in their accounts overnight at a much higher rate than that of the Company’s other correspondent banks causing the Company to leave the funds in this account instead of selling the funds overnight to these other correspondent banks.  Other investments now include FHLBB stock which began paying a modest dividend in the first quarter of 2011 after not paying dividends for the past two years. The average volume of the tax exempt investment portfolio (classified as held-to-maturity) decreased $9,818,822 or 21.1%, and the average tax equivalent yield increased 33 basis points.  Interest earned on tax exempt investments (which is presented on a tax equivalent basis) comprised 6.8% of total interest income for the first three months of 2011 compared to 7.7% for the same period in 2010.  The Company has experienced additional competition from other local financial institutions in our municipal market, which is reflected in the decrease of our tax exempt investment portfolio.

     In comparison, the average volume of interest bearing liabilities for the first three months of 2011 increased $22,061,616 or 5.3% over the 2010 comparison period, while the average rate paid on these accounts decreased 21 basis points.  The average volume of NOW and money market funds increased $41,168,201 or 30.1% and the average rate paid decreased 14 basis points.  This increase was due in large part to a new NOW account held by the Company’s affiliate, CFSG, which had an average balance of $24,964,005 during the first quarter of 2011. The Company began offering a new money market product, insured cash sweep account (ICS), during the second half of 2010 which at March 31, 2011 carried an average balance of $8,422,550, contributing to the increase in NOW and money market funds.  This product has brought in new funds but most of the interest has come from the Company’s CDARS customers who are looking for alternatives to placing their money in time deposit accounts that are not as liquid.  The average volume of time deposits decreased $13,185,771 or 8.4%, and the average rate paid on time deposits decreased 15 basis points.  Of the decrease in time deposits, $6,730,321 was due to the shift of customer’s from the CDARS program to the ICS program.  The average volume of federal funds purchased and other borrowed funds decreased $11,560,678 or 34.0% from an average volume of $33,970,678 for the first three months of 2010 to $22,410,000 for the same period in 2011.  As the borrowings have matured, the funds held at our FRBB account were used to pay off these borrowings.

    The prolonged low interest rate environment has resulted in the Company’s earning assets being replaced and repriced to lower interest rates, while the opportunity to reduce rates on interest-bearing deposits is more limited which is evident in the decrease of 60 basis points on the average yield on earning assets versus a decrease of 21 basis points on the average rate paid on the interest bearing liabilities during the first quarter of 2011 compared to the same period last year. The cumulative result of all these changes was a decrease of 39 basis points in the net interest spread and a decrease of 38 basis points in the net interest margin.  Further opportunity does exist to reallocate the excess funds held at the FRBB to fund loans with would improve both the net interest spread and net interest margin.

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first three months of 2011 and 2010 resulting from volume changes in average assets and average liabilities and fluctuations in rates earned and paid.

Changes in Interest Income and Interest Expense

	Variance	Variance
Rate / Volume	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance
Interest-Earning Assets
Loans	$(235,221)	$88,065	$(147,156)
Taxable investment securities	(41,933)	462	(41,471)
Tax exempt investment securities	37,496	(106,527)	(69,031)
Sweep and interest earning accounts	(96,834)	118,136	21,302
Other investments	(58,796)	61,555	2,759
Total	$(395,288)	$161,691	$(233,597)

Interest-Bearing Liabilities
NOW and money market funds	$(62,118)	$96,435	$34,317
Savings deposits	(13,945)	3,546	(10,399)
Time deposits	(58,964)	(66,651)	(125,615)
Federal funds purchased and other borrowed funds	32,725	(51,881)	(19,156)
Repurchase agreements	(13,560)	2,623	(10,937)
Capital lease obligations	10	(846)	(836)
Junior subordinated debentures	0	0	0
Total	$(115,852)	$(16,774)	$(132,626)

Changes in net interest income	$(279,437)	$178,465	$(100,971)

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income: The Company's non-interest income increased $227,668 or 18.5% for the first quarter of 2011 compared to the first quarter of 2010, from $1,231,801 to $1,459,469.  The income from loan sales increased $64,859 or 47.6% for the first three months of 2011, with income from sold loans totaling $201,141 versus $136,282 for the same period in 2010.  The volume of loans sold during the first three months of 2011 was $11,332,576 compared to $6,414,847 in the same period in 2010.  The low interest rate environment continued to not only help the Company build its commercial and residential real estate mortgage loan portfolios, but also generated secondary market residential mortgage loan activity.  Mortgage servicing rights, a component of other income, increased $118,873 or 205.9% year over year, due in part to a positive valuation adjustment of $151,662 at March 31, 2011 compared to a positive valuation adjustment of $104,179 at March 31, 2010.  Another component of other income, investment income on SERP assets held in a rabbi trust, increased $47,579 or 144.5% from $32,934 in 2010 to $80,513 in 2011.

Non-interest Expense: The Company's non-interest expense increased $60,693 or 1.4% to $4,349,514 for the first quarter of 2011 compared to $4,288,821 for the 2010 comparison period.  Salaries and wages increased from $1,392,671 to $1,466,816, accounting for the largest increase in non-interest expense at $74,145 or 5.3% during the first three months of 2011, compared to the first three months of 2010.  Occupancy expenses increased $28,437 or 3.7% from $779,175 to $807,612 year over year. This increase was due primarily to maintenance on buildings, which includes heating and snow removal, attributable to the severe weather conditions experienced in the Northeast Kingdom this winter.  The amortization of the core deposit intangible associated with the LyndonBank acquisition decreased $26,603 or 20.0% to $106,522 for the first quarter of 2011 compared to $133,152 for the first quarter of 2010, offsetting a portion of the increases noted above.

     Total losses relating to various limited partnership investments for affordable housing in our market area constitute a portion of other expenses.  These losses amounted to $122,147 in the first quarter of 2011 compared to $123,897 in the first quarter of 2010. These investments provide tax benefits, including tax credits, and are designed to yield between 8% and 10%.The Company amortizes its investments in these limited partnerships under the effective yield method, resulting in the asset being amortized consistent with the periods in which the Company receives the tax benefit.

APPLICABLE INCOME TAXES

     The provision for income taxes expense increased to $143,229 for the first quarter of 2011 compared to $122,210 for the first quarter of 2010, an increase of $21,109 or 17.2%. This increase is due primarily to the lower proportion of tax exempt income.  Although in prior periods the limited partnership tax credits have been contributing factors to the shift between tax benefit and expense, no such shifts occurred between comparison periods, with tax credits for the first quarter of 2011 of $133,518, compared to $133,701 for the first quarter of 2010.

CHANGES IN FINANCIAL CONDITION

     The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	March 31, 2011		December 31, 2010		March 31, 2010
Assets
Loans (gross)*	$388,007,754	72.82%	$391,432,797	71.70%	$384,133,217	75.61%
Securities available-for-sale	28,460,688	5.34%	21,430,436	3.93%	22,872,120	4.50%
Securities held-to-maturity	37,948,665	7.12%	37,440,714	6.86%	47,157,935	9.28%
*includes loans held for sale

	March 31, 2011		December 31, 2010		March 31, 2010
Liabilities
Time deposits	$143,872,591	27.00%	$143,732,098	26.33%	$152,676,778	30.05%
Savings deposits	61,151,720	11.48%	56,461,370	10.34%	55,259,464	10.88%
Demand deposits	53,917,918	10.12%	55,570,893	10.18%	51,665,027	10.17%
Now & money market funds	178,615,118	33.52%	182,427,902	33.42%	140,384,990	27.63%
Federal funds purchased	0	0.00%	0	0.00%	3,012,000	0.59%
Long-term borrowings	18,010,000	3.38%	33,010,000	6.05%	33,010,000	6.50%

     The Company's loan portfolio decreased $3,425,043 or 0.9%, from December 31, 2010 to March 31, 2011, and increased $3,874,537or 1.0%, from March 31, 2010 to March 31, 2011.  A portion of the decrease is attributable to in-house residential loans that were refinanced and sold in the secondary market.  Securities available-for-sale increased $7,030,252 or 32.8% through purchases from December 31, 2010 to March 31, 2011, and $5,588,568 or 24.4% year over year.  The Company has begun purchasing investments to cover future maturities that will occur over the next several months of 2011.  Securities held-to-maturity increased $507,951 or 1.4% during the first three months of 2011, and decreased $9,209,270 or 19.5% year to year.  As noted earlier in this discussion, an increase in competition for municipal investments is the primary reason for the decrease year to year in this portfolio.

     Time deposits increased $140,493 or 0.1% from December 31, 2010 to March 31, 2011 and decreased $8,804,187 or  5.8% from March 31, 2010 to March 31, 2011 due primarily to the shift of customer’s from the CDARS program to the ICS program.  Savings deposits increased $4,690,350 or 8.3% during the first three months of 2011 and $5,892,256 or 10.7% year to year.  Demand deposits decreased $1,652,975 or 3.0% during the first three months of 2011, compared to an increase of $2,252,891 or 4.4% year to year.  NOW and money market funds reported a decrease of $3,812,784 or 2.1% for the first three months of 2011, while year over year an increase of $38,230,128 or 27.2% was reported due primarily to the NOW account held by the Company’s affiliate, CFSG.  Long-term borrowings as presented for the table above decreased $15,000,000 or 45.4% in both comparison periods.

RISK MANAGEMENT

Interest Rate Risk and Asset and Liability Management - Management actively monitors and manages its interest rate risk exposure and attempts to structure the balance sheet to maximize net interest income while controlling its exposure to interest rate risk.  The Company's Asset/Liability Management Committee (ALCO) is made up of the Executive Officers and all the Vice Presidents of the Bank.  The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity and various business strategies.  The ALCO meets monthly to review financial statements, liquidity levels, yields and spreads to better understand, measure, monitor and control the Company’s interest rate risk.  In the ALCO process, the committee members apply policy limits set forth in the Asset Liability, Liquidity and Investment policies approved and periodically reviewed by the Company’s Board of Directors.  The ALCO's methods for evaluating interest rate risk include an analysis of the effects of interest rate changes on net interest income and an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the entire balance sheet.

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

Credit Risk - A primary challenge of management is to reduce the exposure to credit loss within the loan portfolio. Management follows established underwriting guidelines, and exceptions to the policy must be approved in accordance with limits prescribed by the Board of Directors.  The adequacy of the loan loss coverage is reviewed quarterly by the risk management committee of the Board of Directors and then presented to the full Board of Directors for approval.  This committee meets to discuss, among other matters, potential exposures, historical loss experience, and overall economic conditions.  Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency.  A variety of loans are reviewed periodically by an independent loan review firm in order to assure accuracy of the Company's internal risk ratings and compliance with various internal policies and procedures and regulatory guidance. The Company maintains a Credit Administration department whose function includes credit analysis and monitoring and reporting on the status of the loan portfolio, including delinquent and non-performing loans. The Company also monitors concentration of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of commercial real estate loans.  The Company has seen an increase in commercial loans as a percent of the total loan portfolio, intends to continue this strategy of commercial portfolio growth, and is committed to adding additional resources to the commercial credit function to manage the risk as this growth materializes.

     The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	March 31, 2011		December 31, 2010
	Total Loans	% of Total	Total Loans	% of Total

Construction & land development	$17,747,597	4.57%	$19,125,953	4.89%
Secured by farm land	10,585,319	2.73%	10,555,596	2.70%
1 - 4 family residential	209,107,512	53.89%	213,834,818	54.61%
Commercial real estate	105,839,972	27.28%	103,812,882	26.52%
Loans to finance agricultural production	1,230,728	0.32%	1,158,201	0.30%
Commercial & industrial loans	30,981,560	7.98%	29,887,223	7.64%
Consumer loans	12,515,066	3.23%	13,058,124	3.34%
Total gross loans	388,007,754	100.00%	391,432,797	100.00%
Deduct:
Reserve for loan losses	3,709,918		3,727,935
Unearned loan fees	50,871		74,351
Loans held-for-sale	1,054,416		2,363,938
	4,815,205		6,166,224
Net loans	$383,192,549		$385,266,573

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

     When establishing the allowance each quarter the Company applies a combination of historical loss factors and qualitative factors to segments of loans, including the residential mortgage, commercial real estate, commercial and industrial, and consumer loan portfolios.  The Company will shorten or lengthen its look back period for determining average portfolio historical loss rates as the economy either contracts or expands; during a period of economic contraction a shortening of the look back period may more conservatively reflect the current economic climate.  In light of the recent recession, in late 2008 the Company modified its allowance methodology by shortening its historical look back period from five years to one to two years, and by also comparing loss rates to losses experienced during the last economic downturn, from 1999 to 2002. The highest loss rates experienced for these look back periods are applied to the various pools in establishing the allowance.

     The Company then applies numerous qualitative factors to each of these segments of the loan portfolio. Those factors include the levels of and trends in delinquencies and non-accrual loans, criticized and classified loans, volumes and terms of loans, and the impact of any loan policy changes. Experience, ability and depth of lending personnel, levels of policy and documentation exceptions, national and local economic trends, the competitive environment, and geographic and industry concentrations of credit are also factors considered.

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

     The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure. As a result of the recession that began in 2008, the Company has experienced increasing trends in delinquencies and the levels of non-performing loans and criticized and classified assets, which is consistent with the length and depth of the most recent economic recession and the current measured recovery. Accordingly, during 2009 the Company had carried the maximum qualitative factor adjustment for economic conditions and is now slowly decreasing that factor as the recovery progresses. The factors for trends in delinquency and non-accrual loans and criticized and classified assets were similarly increased and have now leveled off as the recovery takes hold. The sluggish pace of the economic recovery and the lack of national economic stimulus funding in 2011 will likely translate into a slow and measured reversal of the negative trends experienced in the loan portfolio since the onset of the 2008 recession.

     The Company’s non-performing assets decreased $1,170,798 or 16.7% during the quarter from $6,994,117 at December 31, 2010 to $5,823,319 as of March 31, 2011.  The improvement is due to several factors, including the sale of two residential OREO properties that had combined carrying values of $445,800 at December 31, 2010, a $164,800 partial charge off of a residential mortgage loan, and the improved payment performance of several residential mortgage loans, which typically occurs during income tax refund season.

     The Company’s non-accruing loans increased $63,767 or 1.4% during the quarter from $4,426,331 at December 31, 2010 to $4,490,098 as of March 31, 2011.  Specific allocations to the reserve decreased for the same period, from $392,700 to $319,800 largely due to the $164,800 residential loan partial charge off. Non-accrual loans include 5 loans totaling $2,612,275 classified as Troubled Debt Restructurings (“TDRs”), down from $2,795,588 at December 31, 2010.  The reduction in TDR balances is principally due to the default of two of those loans totaling $965,716 and the related partial charge off of $164,800. Two other loans totaling $1,109,655 are scheduled to begin payments in April 2011 after completing a forbearance period; the last TDR loan is performing as agreed under its restructured terms. The impaired portfolio mix as of December 31, 2010 includes approximately 68% residential real estate, 30% commercial real estate, and 2% in commercial or installment loans not secured by real estate, compared to 73%, 26%, and 1%, at December 31, 2010.

     The Company is not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

     As of March 31, 20011 and December 31, 2010, the OREO balance was $764,500 and $1,210,300 respectively.  The Company’s OREO portfolio at March 31, 2011 consisted of three properties acquired through the normal foreclosure process, with a carrying value of $271,000 and one former LyndonBank branch property in Derby, Vermont with an estimated fair value of $493,500.  This property was placed in OREO a short time after the merger, when that branch was consolidated with the Company’s other offices located in close proximity.

     During the first quarter of 2011, the Company sold two OREO properties for $444,500 and has entered into purchase and sale agreements on the former LyndonBank property, one residential property and one commercial property. The Company recorded an additional $10,000 write-down in 2011 as a result of one of the 2011 sales and does not expect further write-downs in connection with the other purchase and sale agreements. Upon closing of these transactions the Company expects to be left with one of the properties that it held at March 31, 2011, a residential OREO property with a carrying value of $58,000.

      The Company is committed to a conservative lending philosophy and maintains high credit and underwriting standards. As of March 31, 2011, the Company maintained a residential loan portfolio of $209,107,512 compared to $213,834,818 as of December 31, 2010 and a commercial real estate portfolio (including construction, land development and farm land loans) of $134,172,888 as of March 31, 2011 and $133,494,431 as of December 31, 2010, together accounting for approximately 90% of the total loan portfolio for each period.

     The residential mortgage portfolio makes up the largest segment of the loan portfolio and as a result of the severity and depth of the recent recession it has recently seen the greatest degree of collection and foreclosure activity and losses. The Company however, has not experienced delinquencies and losses to the extent of national peers as the Company maintains a mortgage loan portfolio of traditional mortgage products and has not engaged in higher risk loans such as option ARM products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. In areas of the country where such risky products were originated, borrowers with little or no equity in their property have been defaulting on mortgages they can longer afford, and walking away from those properties as real estate values have fallen precipitously.  While real estate values have declined in the Company’s market area, the sound underwriting standards historically employed by the Company have mitigated the trends in defaults and property surrenders experienced elsewhere.  Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (PMI).  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  Junior lien home equity products make up 22% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%.  The residential mortgage portfolio has performed well in light of the depth of the recent recession and the slow recovery.

     Risk in the Company’s commercial and commercial real estate loan portfolios is mitigated in part by using government guarantees issued by federal agencies such as the US Small Business Administration and USDA Rural Development. At March 31, 2011 the Company had $22,343,004 in guaranteed loans, compared to $22,074,715 at December 31, 2010.

The following table summarizes the Company's loan loss experience for the three months ended March 31,

	2011	2010

Loans outstanding end of period	$388,007,754	$384,133,217
Average loans outstanding during period	$389,001,889	$382,812,068
Non-accruing loans	$4,490,098	$5,306,490

Loan loss reserve, beginning of period	$3,727,935	$3,450,542
Loans charged off:
Residential real estate	(188,800)	(17,000)
Commercial real estate	0	0
Commercial loans not secured by real estate	(700)	(40)
Consumer loans	(37,590)	(27,430)
Total loans charged off	(227,090)	(44,470)
Recoveries:
Residential real estate	0	1,078
Commercial real estate	1,090	1,022
Commercial loans not secured by real estate	8,106	1,539
Consumer loans	12,377	11,095
Total recoveries	21,573	14,734
Net loans charged off	(205,517)	(29,736)
Provision charged to income	187,500	125,001
Loan loss reserve, end of period	$3,709,918	$3,545,807

Net charge offs to average loans outstanding	0.053%	0.008%
Provision charged to income as a percent of average loans	0.048%	0.033%
Loan loss reserve to average loans outstanding	0.954%	0.926%
Loan loss reserve to non-accruing loans *	82.624%	66.820%

*The percentage includes two loans that were transferred to non-accrual status during the first quarter of 2010 carrying 90% guarantees by USDA Rural Development which, if the guaranteed portion were deducted, would increase the coverage to 106.3% as of March 31, 2011 and 82.3% as of March 31, 2010.

     Given loan portfolio trends and the recent recession and measured recovery, the provision for loan losses was $187,500 for the three months ended March 31, 2011 compared to $125,001 for the three months ended March 31, 2010. Charge offs during the first quarter of 2011 totaled $227,090, compared to $44,470 for the same period last year.  The higher level of 2011 charge off activity is attributable largely to one residential loan charge off of $168,400.  Management will continue to monitor the activity of non-performing loans, carefully assess the reserve requirement and adjust the provision in future periods as circumstances warrant. The Company has an experienced collections department that continues to actively work with borrowers to resolve problem loans.

Non-performing assets for the comparison periods were as follows:

	March 31, 2011		December 31, 2010
		Percent		Percent
	Balance	of Total	Balance	of Total
Non-accrual loans:
Commercial loans	$92,215	1.58%	$61,226	0.88%
Commercial real estate	1,325,271	22.76%	1,145,194	16.37%
Residential real estate	3,072,612	52.76%	3,219,911	46.04%
Loans past due 90 days or more and still accruing:
Commercial loans	7,177	0.12%	29,446	0.42%
Commercial real estate	231,237	3.97%	94,982	1.36%
Residential real estate	292,060	5.02%	1,194,477	17.08%
Consumer	38,201	0.66%	38,466	0.55%
Other real estate owned	764,500	13.13%	1,210,300	17.30%
Total	$5,823,273	100.00%	$6,994,002	100.00%

Market Risk - In addition to credit risk in the Company’s loan portfolio and liquidity risk in its loan and deposit-taking operations, the Company’s business activities also generate market risk.  Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices.  Declining capital markets can result in fair value adjustments necessary to record decreases in the value of the investment portfolio for other-than-temporary-impairment.  The Company does not have any market risk sensitive instruments acquired for trading purposes.  The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. During times of recessionary periods, a declining housing market can result in an increase in loan loss reserves or ultimately an increase in foreclosures.  Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to loan prepayment risks, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product.  The deterioration of the economy and disruption in the financial markets during recent years may heighten the Company’s market risk.  As discussed above under "Interest Rate Risk and Asset and Liability Management", the Company actively monitors and manages its interest rate risk through the ALCO process.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first three months of 2011, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit (including commercial and construction lines of credit), standby letters of credit and risk-sharing commitments on certain sold loans.   Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The Company generally requires collateral or other security to support financial instruments with credit risk.  The Company's financial instruments or commitments whose contract amount represents credit risk as of March 31, 2011 were as follows:

Contract or
Notional Amount

Unused portions of home equity lines of credit	$18,752,616
Other commitments to extend credit	34,569,549
Residential construction lines of credit	1,225,874
Commercial real estate and other construction lines of credit	8,634,518
Standby letters of credit and commercial letters of credit	1,222,459
Recourse on sale of credit card portfolio	401,500
MPF credit enhancement obligation, net of liability recorded	1,876,364

     Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The recourse provision under the terms of the sale of the Company’s credit card portfolio in 2007 is based on total lines, not balances outstanding.  The remaining recourse, which consists of business customers and Canadian customers, is subject to increase, but only to the extent that the Company, in its discretion, approves a requested increase by a customer whose credit line is still active and included in the recourse portfolio.  Based on historical losses, and adjusting for current economic conditions, the Company does not expect any significant losses from this commitment.

LIQUIDITY AND CAPITAL RESOURCES

     Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings.  Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities.  Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process.  The Company’s principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities, sales of loans available for sale, and earnings and funds provided from operations.  Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to roll over risk on deposits and limits reliance on volatile short-term borrowed funds.  Short-term funding needs arise from declines in deposits or other funding sources and funding requirements for loan commitments.  The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds; however, it is increasingly more challenging to fund the balance sheet with core deposits.

     In order to attract deposits, the Company has from time to time taken the approach of offering deposit specials at competitive rates, in varying terms that fit within the balance sheet mix.  The strategy of offering specials is meant to provide a means to retain deposits while not having to reprice the entire deposit portfolio.  The Company recognizes that with increasing competition for deposits, it may at times be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits purchased through the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network provide an alternative funding source when needed.  Such deposits are generally considered a form of brokered deposits.  In addition, two-way CDARS deposits allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members.  At March 31, 2011, the Company reported $1,216,381 in CDARS deposits, representing exchanged deposits with other CDARS participating banks compared to $1,313,834 in exchange deposits at December 31, 2010.

     In 2009 the Company established a borrowing line with the FRBB to be used as a contingency funding source.  For this Borrower-in-Custody arrangement, the Company pledged eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available line of $71,944,928 and $70,695,535, respectively at March 31, 2011 and December 31, 2010.  Credit advances in the FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 75 basis points.  At March 31, 2011 and December 31, 2010, the Company had no outstanding advances against this line.

     The Company has an unsecured Federal Funds line with the FHLBB with an available balance of $500,000 at March 31, 2011 and year end 2010.  Interest is chargeable at a rate determined daily approximately 25 basis points higher than the rate paid on federal funds sold.  As of March 31, 2011 and December 31, 2010, additional borrowing capacity of approximately $86,663,490 and $85,552,034, respectively, was available through the FHLBB secured by the Company's qualifying loan portfolio (generally, residential mortgages).

     The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	March 31,	December 31,	March 31,
	2011	2010	2010
Long-Term Advances
FHLBB term borrowing, 2.13% fixed rate, due January 31, 2011	$0	$10,000,000	$10,000,000
FHLBB Community Investment Program borrowing, 7.67% fixed rate,
due November 16, 2012	10,000	10,000	10,000
FHLBB term borrowing, 0.31% fixed rate, due July 23, 2010	0	0	5,000,000
FHLBB term borrowing, 1.00% fixed rate, due January 27, 2012	6,000,000	6,000,000	6,000,000
FHLBB term borrowing, 1.71% fixed rate, due January 27, 2013	6,000,000	6,000,000	6,000,000
FHLBB term borrowing, 2.72% fixed rate, due January 27, 2015	6,000,000	6,000,000	6,000,000
	18,010,000	28,010,000	33,010,000
Short-Term Advances
FHLBB term borrowing, 0.39% fixed rate, due January 19, 2011	0	5,000,000	0

Overnight Borrowings
Federal funds purchased (FHLBB), 0.28%	0	0	3,012,000

Total Borrowings	$18,010,000	$33,010,000	$36,022,000

     Under a separate agreement, the Company has the authority to collateralize public unit deposits up to its FHLBB borrowing capacity ($86,663,490 and $85,552,034 at March 31, 2011 and December 31, 2010, respectively, less outstanding advances) with letters of credit issued by the FHLBB.  The Company offers a Government Agency Account to the municipalities collateralized with these FHLBB letters of credit.  At March 31, 2011 and December 31, 2010, approximately $18,600,000 and $40,550,000, respectively, of qualifying residential real estate loans was pledged as collateral to the FHLBB for these collateralized governmental unit deposits.

     On March 22, 2011, the Company declared a cash dividend of $0.14 on common stock payable on May 1, 2011, to shareholders of record as of April 15, 2011, which was accrued in the financial statements at March 31, 2011.

     The following table illustrates the changes in shareholders' equity from December 31, 2010 to March 31, 2011:

Balance at December 31, 2010 (book value $7.63 per common share)	$39,127,669
Net income	944,868
Issuance of stock through the Dividend Reinvestment Plan	178,597
Dividends declared on common stock	(647,865)
Dividends declared on preferred stock	(46,875)
Change in unrealized gain on available-for-sale securities, net of tax	(1,554)
Balance at March 31, 2011 (book value $7.97 per common share)	$39,554,840

     The primary source of funds for the Company's payment of dividends to its shareholders is dividends paid to the Company by the Bank.  The Bank, as a national bank, is subject to the dividend restrictions contained in the National Bank Act.  Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency (“OCC”), declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years.

     The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action capital requirements are applicable to banks, but not bank holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  The Company’s Series A preferred stock ($2,500,000 liquidation preference) is includable without limitation in its Tier 1 capital.  For 2010 and prior annual and quarterly periods the Company’s trust preferred junior subordinated debentures have been includable in Tier 1 capital up to 25% of core capital elements, with the balance includable in Tier 2 capital.

     In accordance with changes in the regulatory requirements for calculating capital ratios, beginning March 31, 2011, the Company is required to deduct the amount of goodwill, net of deferred tax liability ($2,061,772 at March 31, 2011), for purposes of calculating the amount of trust preferred junior subordinated debentures includable in Tier 1 capital ($10,004,100).  Under the previous method the amount of trust preferred junior subordinated debentures includable in Tier 1 capital would have been $12,887,000, resulting in a ratio of Tier 1 capital to risk-weighted assets of 11.39% and a ratio of Tier 1 capital to average assets of 7.64%.  Management believes, as of March 31, 2011, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     As of March 31, 2011 the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded applicable consolidated regulatory capital guidelines.

     The regulatory capital ratios of the Company and its subsidiary as of March 31, 2011 and December 31, 2010 exceeded regulatory guidelines and are presented in the following table.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2011:
Total capital (to risk-weighted assets)
Company	$44,584	12.45%	$28,648	8.00%	N/A	N/A
Bank	$43,985	12.30%	$28,609	8.00%	$35,762	10.00%

Tier I capital (to risk-weighted assets)
Company	$37,920	10.59%	$14,324	4.00%	N/A	N/A
Bank	$40,204	11.24%	$14,305	4.00%	$21,457	6.00%

Tier I capital (to average assets)
Company	$37,920	7.25%	$20,926	4.00%	N/A	N/A
Bank	$40,204	7.69%	$20,909	4.00%	$26,137	5.00%

As of December 31, 2010:
Total capital (to risk-weighted assets)
Company	$43,942	12.33%	$28,505	8.00%	N/A	N/A
Bank	$43,364	12.20%	$28,439	8.00%	$35,549	10.00%

Tier I capital (to risk-weighted assets)
Company	$40,187	11.28%	$14,253	4.00%	N/A	N/A
Bank	$39,610	11.14%	$14,220	4.00%	$21,329	6.00%

Tier I capital (to average assets)
Company	$40,187	7.52%	$21,376	4.00%	N/A	N/A
Bank	$39,610	7.42%	$21,345	4.00%	$26,681	5.00%

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's management of the credit, liquidity and market risk inherent in its business operations is discussed in Part 1, Item 2 of this report under the captions "RISK MANAGEMENT" and “FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK”, which are incorporated herein by reference.  Management does not believe that there have been any material changes in the nature or categories of the Company's risk exposures from those disclosed in the Company’s 2010 annual report on form 10-K.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

     Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of March 31, 2011, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of March 31, 2011 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information as to purchases of the Company’s common stock during the quarter ended March 31, 2011, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum Number of
			Total Number of	Shares That May Yet
	Total Number	Average	Shares Purchased	Be Purchased Under
	of Shares	Price Paid	as Part of Publicly	the Plan at the End
For the period:	Purchased(1)(2)	Per Share	Announced Plan	of the Period

January 1 – January 31	0	$0.00	N/A	N/A
February 1 – February 28	14,423	8.85	N/A	N/A
March 1 – March 31	9,228	8.82	N/A	N/A
Total	23,651	$8.84	N/A	N/A

(1)  All 23,651 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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

COMMUNITY BANCORP.

DATED: May 10, 2011	/s/ Stephen P. Marsh
Stephen P. Marsh, President &
Chief Executive Officer

DATED: May 10, 2011	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Vice President
& Chief Financial Officer