Form 10-Q
period 2011-06-30
COMMUNITY BANCORP /VT
filed 2011-08-10
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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
YES (  )     NO(X)

At August 08, 2011, there were 4,679.513 shares outstanding of the Corporation's common stock.

FORM 10-Q
Index
		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	4
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4	Controls and Procedures	41

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	41
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 6	Exhibits	42
	Signatures	43

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	June 30	December 31	June 30
Consolidated Balance Sheets	2011	2010	2010
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$26,403,787	$51,441,652	$13,877,912
Federal funds sold and overnight deposits	1,000	6,635	5,213
Total cash and cash equivalents	26,404,787	51,448,287	13,883,125
Securities held-to-maturity (fair value $22,624,000 at 06/30/11,
$38,157,000 at 12/31/10 and $31,431,000 at 06/30/10)	21,939,781	37,440,714	30,826,040
Securities available-for-sale	27,570,328	21,430,436	22,619,810
Restricted equity securities, at cost	4,308,550	4,308,550	3,906,850
Loans held-for-sale	1,555,288	2,363,938	497,219
Loans	391,966,557	389,068,859	385,285,467
Allowance for loan losses	(3,851,369)	(3,727,935)	(3,439,261)
Unearned net loan fees	(38,803)	(74,351)	(96,979)
Net loans	388,076,385	385,266,573	381,749,227
Bank premises and equipment, net	12,612,777	12,791,971	13,060,307
Accrued interest receivable	1,565,196	1,789,621	1,746,552
Bank owned life insurance	3,997,996	3,933,331	3,872,625
Core deposit intangible	1,917,389	2,130,432	2,396,736
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	131,000	1,210,300	1,070,500
Prepaid expense - Federal Deposit Insurance Corporation (FDIC)	1,296,684	1,533,157	1,813,292
Other assets	10,337,162	8,711,070	8,687,763
Total assets	$513,287,592	$545,932,649	$497,704,315

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$56,759,900	$55,570,893	$53,915,653
NOW	98,805,676	108,957,174	78,120,488
Money market funds	58,755,721	73,470,728	50,201,942
Savings	62,043,869	56,461,370	56,945,942
Time deposits, $100,000 and over	50,591,697	52,014,363	51,412,874
Other time deposits	89,983,451	91,717,735	95,327,459
Total deposits	416,940,314	438,192,263	385,924,358
Federal funds purchased and other borrowed funds	18,010,000	33,010,000	37,843,000
Repurchase agreements	20,858,746	19,107,815	19,180,976
Capital lease obligations	812,714	834,839	856,101
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	3,624,094	2,773,063	3,303,503
Total liabilities	473,132,868	506,804,980	459,994,938

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 10,000,000 shares authorized,
4,891,194 shares issued at 06/30/11, 4,834,615 shares
issued at 12/31/10, and 4,796,539 shares issued at 06/30/10	12,227,985	12,086,538	11,991,348
Additional paid-in capital	27,048,147	26,718,403	26,453,822
Retained earnings (accumulated deficit)	791,811	368,848	(709,034)
Accumulated other comprehensive income	209,558	76,657	96,018
Less: treasury stock, at cost; 210,101 shares at 06/30/11,
12/31/10 and 06/30/10	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	40,154,724	39,127,669	37,709,377
Total liabilities and shareholders' equity	$513,287,592	$545,932,649	$497,704,315

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
For The Second Quarter Ended June 30,	2011	2010

Interest income
Interest and fees on loans	$5,359,227	$5,481,138
Interest on debt securities
Taxable	83,960	86,473
Tax-exempt	264,841	315,495
Dividends	18,981	16,015
Interest on federal funds sold and overnight deposits	13,788	0
Total interest income	5,740,797	5,899,121

Interest expense
Interest on deposits	1,042,510	1,232,566
Interest on federal funds purchased and other borrowed funds	99,123	157,906
Interest on repurchase agreements	36,310	46,451
Interest on junior subordinated debentures	243,564	243,564
Total interest expense	1,421,507	1,680,487

Net interest income	4,319,290	4,218,634
Provision for loan losses	237,500	299,999
Net interest income after provision for loan losses	4,081,790	3,918,635

Non-interest income
Service fees	599,270	561,703
Income from sold loans	123,585	183,401
Income on bank owned life insurance	32,647	29,886
Other income	523,693	411,442
Total non-interest income	1,279,195	1,186,432

Non-interest expense
Salaries and wages	1,468,875	1,440,345
Employee benefits	577,903	586,562
Occupancy expenses, net	784,605	764,307
FDIC insurance	90,314	157,866
Amortization of core deposit intangible	106,521	133,152
Other expenses	1,358,441	1,278,226
Total non-interest expense	4,386,659	4,360,458

Income before income taxes	974,326	744,609
Income tax expense	103,008	12,076
Net income	$871,318	$732,533

Earnings per common share	$0.18	$0.15
Weighted average number of common shares
used in computing earnings per share	4,663,166	4,574,475
Dividends declared per common share	$0.14	$0.12
Book value per share on common shares outstanding at June 30,	$8.04	$7.68

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
For The Six Months Ended June 30,	2011	2010

Interest income
Interest and fees on loans	$10,663,093	$10,932,159
Interest on debt securities
Taxable	154,770	198,754
Tax-exempt	526,730	622,945
Dividends	37,878	32,276
Interest on federal funds sold and overnight deposits	35,440	227
Total interest income	11,417,911	11,786,361

Interest expense
Interest on deposits	2,155,293	2,447,046
Interest on federal funds purchased and other borrowed funds	216,332	295,107
Interest on repurchase agreements	74,224	95,302
Interest on junior subordinated debentures	487,129	487,129
Total interest expense	2,932,978	3,324,584

Net interest income	8,484,933	8,461,777
Provision for loan losses	425,000	425,000
Net interest income after provision for loan losses	8,059,933	8,036,777

Non-interest income
Service fees	1,149,788	1,122,507
Income from sold loans	324,726	319,683
Income on bank owned life insurance	64,666	59,609
Other income	1,199,484	916,434
Total non-interest income	2,738,664	2,418,233

Non-interest expense
Salaries and wages	2,935,691	2,833,016
Employee benefits	1,118,340	1,142,418
Occupancy expenses, net	1,592,217	1,543,482
FDIC insurance	260,611	316,234
Amortization of core deposit intangible	213,043	266,304
Other expenses	2,616,271	2,547,825
Total non-interest expense	8,736,173	8,649,279

Income before income taxes	2,062,424	1,805,731
Income tax expense	246,237	134,286
Net income	$1,816,187	$1,671,445

Earnings per common share	$0.37	$0.35
Weighted average number of common shares
used in computing earnings per share	4,649,322	4,566,382
Dividends declared per common share	$0.28	$0.24
Book value per share on common shares outstanding at June 30,	$8.04	$7.68

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
For The Six Months Ended June 30,	2011	2010

Cash Flow from Operating Activities:
Net income	$1,816,187	$1,671,445
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation and amortization, bank premises and equipment	499,082	522,184
Provision for loan losses	425,000	425,000
Deferred income tax	(33,055)	(208,813)
Net gain on sale of loans	(324,726)	(319,683)
Gain on sale of bank premises and equipment	0	(9,649)
Loss on sale of OREO	7,212	10,807
Gain on Trust LLC	(90,809)	(37,679)
Amortization of bond premium, net	181,748	191,428
Write down of OREO	10,000	25,000
Proceeds from sales of loans held for sale	19,164,732	16,690,724
Originations of loans held for sale	(18,031,356)	(16,546,277)
Decrease in taxes payable	(312,257)	(506,901)
Decrease in interest receivable	224,425	148,761
Amortization of FDIC insurance assessment	236,473	292,273
(Increase) decrease in mortgage servicing rights	(127,103)	37,052
Increase in other assets	(290,624)	(262,497)
Increase in cash surrender value of bank owned life insurance	(64,665)	(59,609)
Amortization of core deposit intangible	213,043	266,304
Amortization of limited partnerships	244,293	247,794
Decrease in unamortized loan fees	(35,548)	(55,209)
Decrease in interest payable	(36,691)	(37,222)
Decrease in accrued expenses	(161,825)	(68,189)
(Decrease) increase in other liabilities	(76,394)	21,325
Net cash provided by operating activities	3,437,142	2,438,369

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	26,597,110	31,120,979
Purchases	(11,096,177)	(17,180,769)
Investments - available-for-sale
Maturities, calls, pay downs and sales	7,000,000	5,160,000
Purchases	(13,120,276)	(4,021,959)
Increase in limited partnership contributions payable	1,084,000	0
Cash investments in limited partnerships	(1,085,000)	0
Increase in loans, net	(3,367,384)	(4,343,947)
Proceeds from sales of bank premises and equipment,
net of capital expenditures	(319,888)	64,571
Proceeds from sales of OREO	1,193,088	170,843
Recoveries of loans charged off	37,120	25,172
Net cash provided by investing activities	6,922,593	10,994,890

Cash Flows from Financing Activities:
Net decrease in demand, NOW, money market and savings accounts		(18,094,999)		(12,330,865)
Net decrease in time deposits		(3,156,950)		(20,530,507)
Net increase in repurchase agreements		1,750,931		138,762
Net increase in short-term borrowings		0		1,432,000
Proceeds from long-term borrowings		0		23,000,000
Repayments on long-term borrowings		(15,000,000)		0
Decrease in capital lease obligations		(22,125)		(20,435)
Dividends paid on preferred stock		(93,750)		(93,750)
Dividends paid on common stock		(786,342)		(748,482)
Net cash used in financing activities		(35,403,235)		(9,153,277)

Net (decrease) increase in cash and cash equivalents		(25,043,500)		4,279,982
Cash and cash equivalents:
Beginning		51,448,287		9,603,143
Ending		$26,404,787		$13,883,125

Supplemental Schedule of Cash Paid During the Period
Interest		$2,969,669		$3,361,806

Income taxes		$591,550		$850,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale		$201,364	$	(25,551)

Loans and bank premises transferred to OREO		$131,000	$	(534,150)

Investments in limited partnerships
Cash investment in limited partnerships	$	(1,085,000)		$0
Increase in contributions payable		1,084,000		0
	$	(1,000)		$0

Common Shares Dividends Paid
Dividends declared		$1,299,474		$1,094,320
(Increase) decrease in dividends payable attributable to dividends declared		(41,941)		7,190
Dividends reinvested		(471,191)		(353,028)
		$786,342		$748,482

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

Note 2.  Recent Accounting Developments

     In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements," to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance became effective for the Company on January 1, 2010, except for the disclosure on the roll forward activities for any Level 3 fair value measurements, which became effective for the Company on January 1, 2011.  Adoption of this new guidance requires additional disclosures of fair value measurements but did not have a material impact on the Company’s consolidated financial statements.

     On May 12, 2011, the FASB issued ASU 2011-04, “Fair Value Measurement:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs,” amending Accounting Standards Codification (“ASC”) Topic 820.  Although ASU 2011-04 deals primarily with development of a single fair value framework for US GAAP and International Financial Reporting Standards, the ASU also contains additional guidance on fair value measurements.  Among other things, ASU 2011-04: clarifies how a principal market is determined; addresses the fair value measurement or counterparty credit risks and the concept of valuation premise and highest and best use of nonfinancial assets; prescribes a model for measuring the fair value of an instrument classified in shareholders’ equity; limits the use of premiums or discounts based on the size of a holding; and requires certain new disclosures, including disclosures of all transfers between Levels 1 and 2 of the fair value hierarchy, whether or not significant, and additional disclosures regarding unobservable inputs and valuation processes for Level 3 measurements.  The guidance in ASU 2011-04 is to be applied prospectively, and is effective for the Company for interim and annual periods beginning on or after December 15, 2011.  The Company does not expect that adoption of the guidance will have a material impact on its consolidated financial statements.

     On July 21, 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables.  The ASU is intended to enhance transparency about an entity’s allowance for credit losses and the credit quality of loan and lease receivables by requiring disclosure of an evaluation of the nature of the credit risk inherent in the entity’s financing receivables portfolio, as well as disclosure of how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance.  Under this standard, disclosures about the allowance for credit losses and fair value are to be presented by portfolio segment, while credit quality information, impaired financing receivables and non-accrual status are to be presented by class of financing receivable.  In addition to existing requirements, ASU 2010-20 requires an entity to provide additional disclosures about (1) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (2) the aging of past due financing receivables at the end of the reporting period by class of financing receivable; (3) the nature and extent of troubled debt restructurings that occurred during the period, by class of financing receivable, and their effect on the allowance for credit losses; (4) the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period, by class of financing receivable, and their effect on the allowance for credit losses; and (5) significant purchases and sales of financing receivables during the reporting period, disaggregated by portfolio segment.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance.  ASU 2010-20 is effective for interim and annual financial reporting periods ending after December 15, 2010, as it relates to disclosures required as of the end of a reporting period.  On January 19, 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferring the ASU 2010-20 effective date of the disclosure requirements for public entities about troubled debt restructurings.  The purpose of the delay is to make the disclosure requirements concurrent with the effective date of the FASB’s guidance on determining what constitutes a troubled debt restructuring.  The guidance for determining what constitutes a troubled debt restructuring is effective for interim and annual periods ending after June 15, 2011.  Other than requiring additional disclosures, adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.  On April 5, 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings.  The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis.  Adoption of ASU 2011-02 did not have a material impact on the Company’s consolidated financial statements.

     On April 29, 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements,” amending the criteria under ASC Topic 860 for determining whether the transferor under a repurchase agreement involving a financial asset has retained effective control over the financial asset and therefore must account for the transaction as a secured borrowing rather than a sale.  The guidance removes from the effective control criteria the consideration of whether the transferor has the ability to repurchase or redeem the financial asset on substantially the agreed terms.  The guidance applies prospectively and is effective for new transactions and for existing transactions that are modified as of the beginning of the first interim or annual period beginning on or after December 15, 2011.  The Company does not expect that adoption of the guidance will have a material impact on its consolidated financial statements.

     In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which amends Topic 220.  The amendments provide that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it require any transition disclosures.  The amendments in this ASU are to be applied retrospectively, and are effective for fiscal years and interim periods beginning after December 15, 2011.  Early adoption is permitted.  The Company does not expect that adoption of ASU 2011-05 will have a material impact on its consolidated financial statements.

Note 3.  Earnings per Common Share

     Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period (retroactively adjusted for stock splits and stock dividends), including Dividend Reinvestment Plan shares issuable upon reinvestment of dividends declared, and reduced for shares held in treasury.

The following table illustrates the calculation for the periods ended June 30, as adjusted for the cash dividends declared on the preferred stock:

For The Second Quarter Ended June 30,	2011	2010

Net income, as reported	$871,318	$732,533
Less: dividends to preferred shareholders	46,875	46,875
Net income available to common shareholders	$824,443	$685,658
Weighted average number of common shares
used in calculating earnings per share	4,663,166	4,574,475
Earnings per common share	$0.18	$0.15

For The Six Months Ended June 30,	2011	2010

Net income, as reported	$1,816,187	$1,671,445
Less: dividends to preferred shareholders	93,750	93,750
Net income available to common shareholders	$1,722,437	$1,577,695
Weighted average number of common shares
used in calculating earnings per share	4,649,322	4,566,382
Earnings per common share	$0.37	$0.35

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

The Company's total comprehensive income for the comparison periods is calculated as follows:

For The Second Quarter Ended June 30,	2011	2010

Net income	$871,318	$732,533

Other comprehensive income (loss), net of tax:
Change in unrealized holding gain on available-for-sale
securities arising during the period	203,720	(11,981)
Tax effect	(69,265)	4,074
Other comprehensive income (loss), net of tax	134,455	(7,907)
Total comprehensive income	$1,005,773	$724,626

For The Six Months Ended June 30,	2011	2010

Net income	$1,816,187	$1,671,445

Other comprehensive income (loss), net of tax:
Change in unrealized holding gain on available-for-sale
securities arising during the period	201,364	(25,551)
Tax effect	(68,463)	8,687
Other comprehensive income (loss), net of tax	132,901	(16,864)
Total comprehensive income	$1,949,088	$1,654,581

Note 5.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

June 30, 2011
U.S. Government sponsored enterprise (GSE) debt securities	$22,191,612	$129,836	$0	$22,321,448
U.S. Government securities	5,018,844	38,868	0	5,057,712
U.S. GSE preferred stock	42,360	148,808	0	191,168
	$27,252,816	$317,512	$0	$27,570,328

December 31, 2010
U.S. GSE debt securities	$16,234,676	$88,091	$9,377	$16,313,390
U.S. Government securities	5,037,252	37,666	232	5,074,686
U.S. GSE preferred stock	42,360	0	0	42,360
	$21,314,288	$125,757	$9,609	$21,430,436

June 30, 2010
U.S. GSE debt securities	$17,357,854	$139,114	$0	$17,496,968
U.S. Government securities	5,048,310	43,804	0	5,092,114
U.S. GSE preferred stock	68,164	0	37,436	30,728
	$22,474,328	$182,918	$37,436	$22,619,810

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

June 30, 2011
States and political subdivisions	$21,939,781	$684,219	$0	$22,624,000

December 31, 2010
States and political subdivisions	$37,440,714	$716,286	$0	$38,157,000

June 30, 2010
States and political subdivisions	$30,826,040	$604,960	$0	$31,431,000

The scheduled maturities of debt securities available-for-sale were as follows:

	Amortized	Fair
	Cost	Value
June 30, 2011
Due in one year or less	$10,075,075	$10,117,753
Due from one to five years	17,135,381	17,261,407
	$27,210,456	$27,379,160

December 31, 2010
Due in one year or less	$14,172,100	$14,248,432
Due from one to five years	7,099,828	7,139,644
	$21,271,928	$21,388,076

June 30, 2010
Due in one year or less	$10,097,007	$10,156,153
Due from one to five years	12,309,157	12,432,929
	$22,406,164	$22,589,082

The scheduled maturities of debt securities held-to-maturity were as follows:

	Amortized	Fair
	Cost	Value*
June 30, 2011
Due in one year or less	$12,747,547	$12,747,000
Due from one to five years	3,955,564	4,127,000
Due from five to ten years	1,375,793	1,547,000
Due after ten years	3,860,877	4,203,000
	$21,939,781	$22,624,000

December 31, 2010
Due in one year or less	$28,468,783	$28,469,000
Due from one to five years	4,253,527	4,433,000
Due from five to ten years	789,962	969,000
Due after ten years	3,928,442	4,286,000
	$37,440,714	$38,157,000

June 30, 2010
Due in one year or less	$21,573,354	$21,573,000
Due from one to five years	4,060,754	4,212,000
Due from five to ten years	1,345,755	1,497,000
Due after ten years	3,846,177	4,149,000
	$30,826,040	$31,431,000

*Method used to determine fair value on HTM securities rounds values to nearest thousand.

     As of June 30, 2011 and 2010, the Company had no debt securities with an unrealized loss.  Debt securities with unrealized losses at December 31, 2010 are presented in the table below, all of which were in an unrealized loss position less than 12 months as of such date.

	Less than 12 months
	Fair	Unrealized
	Value	Loss

December 31, 2010
U.S. GSE debt securities	$2,037,894	$9,377
U.S. Government securities	1,007,225	232
	$3,045,119	$9,609

     Debt securities represented in the table above consisted of two U.S. GSE debt securities and one U.S. Government security at December 31, 2010.  These unrealized losses were principally attributable to changes in prevailing interest rates for similar types of securities, and not deterioration in the creditworthiness of the issuer.

     At June 30, 2011 and 2010 and December 31, 2010, the Company’s available-for-sale portfolio included two classes of Fannie Mae preferred stock with an aggregate cost basis of $42,360 as of June 30, 2011 and December 31, 2010, and an aggregate cost basis of $68,164 as of June 30, 2010.  The cost basis of those shares reflects an other-than-temporary impairment write down of $25,804 recorded by the Company in the fourth quarter of 2010 and two other-than-temporary impairment write downs recorded in prior periods.  The fair market value of the Fannie Mae preferred stock as of June 30, 2011 was $191,168, an increase of $148,808 from the December 31, 2010 fair market value of $42,360.

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

Note 6.  Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans follows:

	June 30,	December 31,
	2011	2010

Commercial	$36,860,487	$31,045,424
Commercial real estate	137,273,305	133,494,431
Residential real estate	207,328,143	213,834,818
Consumer	12,059,910	13,058,124
	393,521,845	391,432,797
Deduct:
Allowance for loan losses	3,851,369	3,727,935
Unearned net loan fees	38,803	74,351
Loans held-for-sale	1,555,288	2,363,938
	5,445,460	6,166,224
Net Loans	$388,076,385	$385,266,573

The following is an age analysis of past due loans (including non-accrual) by class:

		90 Days	Total			Over 90 Days
	30-89 Days	or More	Past Due	Current	Total Loans	and Accruing
June 30, 2011

Commercial	$563,870	$107,318	$671,188	$36,189,299	$36,860,487	$4,838
Commercial real estate	1,003,076	817,168	1,820,244	135,453,061	137,273,305	393,707
Residential real estate	1,753,750	2,257,280	4,011,030	201,761,825	205,772,855	778,759
Consumer	107,179	1,228	108,407	11,951,503	12,059,910	1,228
Total	$3,427,875	$3,182,994	$6,610,869	$385,355,688	$391,966,557	$1,178,532

December 31, 2010
		90 Days	Total			Over 90 Days
	30-89 Days	or More	Past Due	Current	Total Loans	and Accruing

Commercial	$915,924	$54,376	$970,300	$30,075,124	$31,045,424	$29,446
Commercial real estate	939,910	130,512	1,070,422	132,424,009	133,494,431	94,982
Residential real estate	6,117,292	2,108,870	8,226,162	203,244,718	211,470,880	1,194,477
Consumer	242,742	38,466	281,208	12,776,916	13,058,124	38,466
Total	$8,215,868	$2,332,224	$10,548,092	$378,520,767	$389,068,859	$1,357,371

     The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     As described below, the allowance consists of general, specific and unallocated components.  However, the entire allowance is available to absorb losses in the loan portfolio, regardless of specific, general and unallocated components considered in determining the amount of the allowance.

General component

     The general component of the allowance for loan losses is based on historical loss experience, adjusted for qualitative factors and stratified by the following loan segments: commercial, commercial real estate, residential real estate, and consumer loans. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of commercial real estate loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. There were no changes in the Company’s policies or methodology pertaining to the general component for loan losses since December 31, 2010.

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

Consumer – Loans in this segment are made to individuals for consumer and household purposes.  This segment includes both loans secured by automobiles and other consumer goods, as well as loans that are unsecured.  This segment also includes overdrafts, which are extensions of credit made to both individuals and business to cover temporary shortages in their deposit accounts and are generally unsecured.  The Company maintains policies restricting the size and length of these extensions of credit.  The overall health of the economy, including unemployment rates, has an impact on the credit quality of this segment.

Specific component

     The specific component relates to loans that are impaired.  A specific allowance is established when a loan’s impaired basis is less than the carrying value of the loan. A loan is considered impaired when, based on current information and events, in management’s estimation it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Impaired loans are loan(s) to a borrower that in aggregate are greater than $100,000 and that are in non-accrual status or are troubled debt restructurings (TDR).  Factors considered by management in determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management evaluates the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and frequency of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Impaired loans may also include troubled loans that are restructured. A TDR occurs when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that would otherwise not be granted. TDRs may include the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan’s terms, or a combination of the two.

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

The changes in the allowance for loan losses for the second quarter ended June 30 are summarized as follows:

	2011	2010

Balance at beginning of period	$3,709,918	$3,545,807
Provision for loan losses	237,500	299,999
Recoveries of amounts charged off	15,547	10,438
	3,962,965	3,856,244
Amounts charged off	(111,596)	(416,983)
Balance at end of period	$3,851,369	$3,439,261

The changes in the allowance for loan losses for the six months ended June 30 are summarized as follows:

	2011	2010

Balance at beginning of year	$3,727,935	$3,450,542
Provision for loan losses	425,000	425,000
Recoveries of amounts charged off	37,120	25,172
	4,190,055	3,900,714
Amounts charged off	(338,686)	(461,453)
Balance at end of period	$3,851,369	$3,439,261

The following summarizes changes in the allowance for loan losses and select loan information, by portfolio segment.

For the second quarter ended June 30, 2011
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses
Beginning balance	$256,448	$1,396,946	$1,756,119	$151,865	$148,540	$3,709,918
Charge-offs	(2,427)	0	(82,646)	(26,523)	0	(111,596)
Recoveries	3,416	1,091	600	10,440	0	15,547
Provisions	(10,870)	(2,687)	291,867	(3,250)	(37,560)	237,500
Ending balance	$246,567	$1,395,350	$1,965,940	$132,532	$110,980	$3,851,369

For the six months ended June 30, 2011
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses
Beginning balance	$302,421	$1,391,898	$1,830,816	$151,948	$50,852	$3,727,935
Charge-offs	(3,127)	0	(271,446)	(64,113)	0	(338,686)
Recoveries	11,522	2,181	600	22,817	0	37,120
Provisions	(64,249)	1,271	405,970	21,880	60,128	425,000
Ending balance	$246,567	$1,395,350	$1,965,940	$132,532	$110,980	$3,851,369

Individually evaluated for impairment	$0	$6,100	$366,300	$0	$0	$372,400
Collectively evaluated for impairment	246,567	1,389,250	1,599,640	132,532	110,980	3,478,969
Total	$246,567	$1,395,350	$1,965,940	$132,532	$110,980	$3,851,369

Loans
Individually evaluated for impairment	$856,643	$1,471,703	$2,644,713	$0		$4,973,059
Collectively evaluated for impairment	36,003,844	135,801,602	204,683,430	12,059,910		$388,548,786
Total	$36,860,487	$137,273,305	$207,328,143	$12,059,910		$393,521,845

		Commercial	Residential
December 31, 2010	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses
Individually evaluated for impairment	$3,700	$51,200	$337,800	$0	$0	$392,700
Collectively evaluated for impairment	298,721	1,340,698	1,493,016	151,948	50,852	3,335,235
Total	$302,421	$1,391,898	$1,830,816	$151,948	$50,852	$3,727,935

Loans
Individually evaluated for impairment	$61,226	$1,145,194	$3,219,911	$0		$4,426,331
Collectively evaluated for impairment	30,984,199	132,349,237	210,614,907	13,058,124		387,006,467
Total	$31,045,425	$133,494,431	$213,834,818	$13,058,124		$391,432,798

As of June 30, 2011 and December 31, 2010, the Company had no acquired loans with deteriorated credit quality.

Impaired loans by class were as follows:

		Unpaid		Average	Interest
June 30, 2011	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized*

With no related allowance recorded
Commercial	$856,643	$859,175		$294,667	$0
Commercial real estate	1,260,762	1,276,902		480,280	0
Residential real estate	865,299	1,058,921		1,323,348	0

With an allowance recorded
Commercial	0	0	0	42,028	0
Commercial real estate	210,941	210,941	6,100	833,777	0
Residential real estate	1,779,414	2,176,749	366,300	1,655,730	0

Total
Commercial	$856,643	$859,175	$0	$336,695	$0
Commercial real estate	$1,471,703	$1,487,843	$6,100	$1,314,057	$0
Residential real estate	$2,644,713	$3,235,670	$366,300	$2,979,078	$0
Total	$4,973,059	$5,582,688	$372,400	$4,629,830	$0

		Unpaid		Average	Interest
December 31, 2010	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized*

With no related allowance recorded
Commercial	$24,930	$61,460	$0	$106,737	$0
Commercial real estate	0	0	0	494,150	0
Residential real estate	1,138,290	1,527,508	0	1,186,068	0

With an allowance recorded
Commercial	36,296	39,856	3,700	37,300	0
Commercial real estate	1,145,194	1,145,672	51,200	1,158,924	0
Residential real estate	2,081,621	2,303,744	337,800	1,661,441	0

Total
Commercial	$61,226	$101,316	$3,700	$144,037	$0
Commercial real estate	$1,145,194	$1,145,672	$51,200	$1,653,074	$0
Residential real estate	$3,219,911	$3,831,252	$337,800	$2,847,509	$0
Total	$4,426,331	$5,078,240	$392,700	$4,644,620	$0

*Interest income recognized on impaired loans is immaterial for both periods presented.

Credit Quality Grouping

     In developing the allowance for loan losses, management uses credit quality grouping to help evaluate trends in credit quality. The Company groups credit risk into Groups A, B and C. The manner the Company utilizes to assign risk grouping is driven by loan purpose. Commercial purpose loans are individually risk graded while the retail portion of the portfolio is generally grouped by delinquency pool.

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

The risk ratings within the loan portfolio by class were as follows:

Total Loans

		Commercial	Residential
June 30, 2011	Commercial	Real Estate	Real Estate	Consumer	Total

Group A	$33,713,261	$121,191,043	$201,366,558	$12,045,442	$368,316,305
Group B	990,727	7,129,125	594,832	0	8,714,684
Group C	2,156,499	8,953,137	5,366,753	14,468	16,490,856
Total	$36,860,487	$137,273,305	$207,328,143	$12,059,910	$393,521,845

Total Loans

		Commercial	Residential
December 31, 2010	Commercial	Real Estate	Real Estate	Consumer	Total

Group A	$28,148,610	$118,056,754	$207,263,295	$12,997,587	$366,466,246
Group B	1,617,895	9,455,795	883,271	0	11,956,961
Group C	1,278,919	5,981,882	5,688,252	60,537	13,009,590
Total	$31,045,424	$133,494,431	$213,834,818	$13,058,124	$391,432,797

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

     Amortization expense for the core deposit intangible for the first six months of 2011 was $213,043.  As of June 30, 2011, the remaining annual amortization expense related to core deposit intangible, absent any future impairment, is expected to be as follows:

2011	$213,043
2012	340,869
2013	272,695
2014	272,695
2015	272,695
Thereafter	545,392
Total core deposit intangible	$1,917,389

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

     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Assets measured at fair value on a recurring basis and reflected in the balance sheet at the dates presented are summarized below:

June 30, 2011	Level 1	Level 2	Total
Assets:
U.S. GSE debt securities	$0	$22,321,448	$22,321,448
U.S. Government securities	4,042,594	1,015,118	5,057,712
U.S. GSE preferred stock	191,168	0	191,168
Total	$4,233,762	$23,336,566	$27,570,328

December 31, 2010
Assets:
U.S. GSE debt securities	$0	$16,313,390	$16,313,390
U.S. Government securities	4,038,740	1,035,946	5,074,686
U.S. GSE preferred stock	42,360	0	42,360
Total	$4,081,100	$17,349,336	$21,430,436

June 30, 2010
Assets:
U.S. GSE debt securities	$0	$17,496,968	$17,496,968
U.S. Government securities	3,032,264	2,059,850	5,092,114
U.S. GSE preferred stock	30,728	0	30,728
Total	$3,062,992	$19,556,818	$22,619,810

Assets measured at fair value on a nonrecurring basis and reflected in the balance sheet at the dates presented are summarized below:

June 30, 2011	Level 2
Assets:
Residential mortgage servicing rights	$1,203,811
Impaired loans, net of related allowance	1,617,955
OREO	131,000

December 31, 2010
Assets:
Residential mortgage servicing rights	$1,076,708
Impaired loans, net of related allowance	2,870,411
OREO	1,210,300

June 30, 2010
Assets:
Residential mortgage servicing rights	$896,191
Impaired loans, net of related allowance	2,410,031
OREO	1,070,500

     Real estate properties acquired through or in lieu of loan foreclosure are carried as OREO and are initially recorded at fair value less estimated selling cost at the date of foreclosure.  Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, these assets are carried at the lower of their new cost basis or fair value, less estimated cost to sell.  Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed.  Appraisals are then done periodically on properties that management deems significant, or evaluations may be performed by management on properties in the portfolio that are less vulnerable to market conditions.  Subsequent write-downs are recorded as a charge to operations, if necessary; to reduce the carrying value of a property to the lower of its cost or fair value, less estimated cost to sell.

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2011.  There were no Level 3 financial instruments at June 30, 2011, December 31, 2010, or June 30, 2010.

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

The estimated fair values of the Company's financial instruments were as follows:

	June 30, 2011		December 31, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$26,405	$26,405	$51,448	$51,448	$13,883	$13,883
Securities held-to-maturity	21,940	22,624	37,441	38,157	30,826	31,431
Securities available-for-sale	27,570	27,570	21,430	21,430	22,620	22,620
Restricted equity securities	4,309	4,309	4,309	4,309	3,907	3,907
Loans and loans held-for-sale, net	389,632	400,174	387,631	397,123	382,246	393,100
Mortgage servicing rights	1,204	1,207	1,077	1,056	896	896
Accrued interest receivable	1,565	1,565	1,790	1,790	1,747	1,747

Financial liabilities:
Deposits	416,940	419,768	438,192	440,913	385,924	389,216
Federal funds purchased and other
borrowed funds	18,010	18,370	33,010	33,250	37,843	38,132
Repurchase agreements	20,859	20,859	19,108	19,108	19,181	19,181
Capital lease obligations	813	813	835	835	856	856
Subordinated debentures	12,887	13,592	12,887	13,155	12,887	12,894
Accrued interest payable	155	155	192	192	197	197

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the above table.

Note 9.  Mortgage Servicing Rights

The following table shows the changes in the carrying amount of the mortgage servicing rights for the periods indicated:

	June 30,	December 31,	June 30,
	2011	2010	2010

Balance at beginning of year	$1,076,708	$932,961	$932,961
Mortgage servicing rights capitalized	176,014	403,026	119,369
Mortgage servicing rights amortized	(161,413)	(392,233)	(193,600)
Change in valuation allowance	112,502	132,954	37,179
Balance at end of period	$1,203,811	$1,076,708	$895,909

Note 10.  Legal Proceedings

     In the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 11.  Subsequent Event

     The Company has evaluated events and transactions subsequent to June 30, 2011 for potential recognition or disclosure in these financial statements, as required by GAAP.  On June 14, 2011, the Company declared a cash dividend of $0.14 per common share payable August 1, 2011 to shareholders of record as of July 15, 2011.  This dividend, amounting to $651,609, was accrued at June 30, 2011.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended June 30, 2011

    The following discussion analyzes the consolidated financial condition of Community Bancorp. (the “Company”) and its wholly-owned subsidiary, Community National Bank, as of June 30, 2011, December 31, 2010 and June 30, 2010, and its consolidated results of operations for the periods then ended.  The Company is considered a “smaller reporting company” under applicable regulations of the Securities and Exchange Commission (SEC) and is therefore eligible for relief from certain disclosure requirements.  In accordance with such provisions, the Company has elected to provide its audited consolidated statements of income, cash flows and changes in shareholders’ equity for two, rather than three, years.

     The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2010 Annual Report on form 10-K filed with the SEC.

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

     Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (1) general economic conditions, either nationally, regionally or locally continue to deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services; (2) competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial service industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way as to reduce the Company's margins;  (4) changes in laws or government rules, or the way in which courts and government agencies interpret or implement those laws or rules, increase our costs of doing business or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) changes in the level of nonperforming assets and charge-offs; (7) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (8) changes in consumer and business spending, borrowing and savings habits; and (9) the effect of and changes in the United States monetary and fiscal policies, including the interest rate policies, regulation of the money supply by the Federal Reserve Board, and potential ratings downgrade of U.S. government debt which, in turn, may result in inflation and interest rate, securities market and monetary fluctuations and in changes in the demand for our loan and deposit products.

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

OVERVIEW

     Total assets at June 30, 2011 were $513.3 million compared to $545.9 million at December 31, 2010 and $497.7 million at June 30, 2010, a decrease of 5.98% and an increase of 3.1%, respectively.  Some of the decrease from year-end to June 30, 2011 reflects the annual municipal finance cycle as short-term municipal loans generally mature at the end of the second quarter and are not replaced until after the start of the third quarter.  Municipal loans (in the form of held-to-maturity investment securities) totaling $14.0 million matured on June 30, 2011, with renewals and new municipal loans of approximately $11.0 million recorded in July, 2011.  Also contributing to the decrease in assets was a decrease in cash used to pay off of a Federal Home Loan Bank of Boston (FHLBB) advance that matured in January in the amount of $15 million.  Gross loans increased from December 31, 2010, $2.1 million while deposits decreased $21.3 million.  The decrease in deposits reflected a decrease in municipal deposits of $22.0 million corresponding to the seasonal municipal loan activity and a decrease of $3.2 million in certificates of deposit.  These decreases were partially offset by an increase in savings accounts of $5.6 million.

     Net income for the second quarter of 2011 was $871,318 compared to $732,533 for the second quarter of 2010, an increase of 19%, resulting in earnings per common share of $0.18 and $0.15 for the respective quarters.  Net interest income was $4.3 million for the second quarter of 2011 compared to $4.2 million for the second quarter of 2010, an increase of 2.39%.  The historic low interest rate environment has thus far allowed the Company to fund the balance sheet with lower cost funds resulting in the increase in net interest income despite a decline in interest and dividend income.  However, as rates paid on deposits have fallen to such historically low levels, the Company’s ability to further lower its interests costs in the future may be limited, which may result in additional pressure on the net interest spread should yields on earning assets continue to decline.

     Further contributing to the increase in net income was an increase in service fees, particularly from interchange income generated from debit card activity, which was $206,731 for the second quarter 2010 compared to $247,807 for the second quarter of 2011.   The valuation adjustment to mortgage servicing rights resulted in less of a write down than in the prior year.  The write down, together with normal net growth in the servicing portfolio, partially offset by amortization of servicing rights, resulted in a net decrease of $49,501 in servicing rights revenue as of June 30, 2011 versus a net decrease of $94,785 as of June 30, 2010.

     Non-interest expense for the second quarter of 2011 increased by less than 1% compared to the second quarter in 2010.  Salaries and wages increased in part from normal increases, but also for new support positions that were added in areas of credit administration and compliance. Expenses related to collections of past due and non-accruing loans increased $21,447 when comparing the two periods.  These increases were offset by a decrease in FDIC insurance of $67,552 for the comparison period due to a change in the formula used to assess deposit insurance premiums effective April 1, 2011.  The new formula assesses premiums based on average consolidated total assets minus average tangible equity, rather than based on domestic deposits.  The new formula, combined with some changes to the assessment rates, resulted in lower premiums for the Company.  The amortization of the core deposit intangible from the 2007 acquisition of LyndonBank continues to decrease with a difference of $26,631 from quarter to quarter.

     Economic and labor market information indicates that the State of Vermont is recovering, however slowly and cautiously.  Employers in the manufacturing, professional and business services and tourism industries are reporting significant over-the-year increases in employment.  While these trends are encouraging, it will take time before enough jobs are added to recoup the number of jobs that were lost during the economic downturn.  Particularly hard hit are those who have been unemployed for an extended period of time.  Conditions are generally better than 2010, however of great concern is the rising price of fuel and the impact it will have to the consumer and all sectors of the economy.  The manufacturing industry was hardest hit early in the recession, however reports from two local manufacturers of wood products indicate that production has increased and they have increased work hours for production crews.  In the farming sector, milk prices increased during 2010 and have remained at these levels for the first half of 2011; however production costs are a challenge with the rising cost of fuel and feed.  The 2010 construction season was very slow for both commercial and residential contractors, leaving many with depleted financial resources and less prepared for the slow winter season and their 2011 startup.  Some commercial contractors have found work at the local ski resort that is undergoing a major expansion. Tourism activity during the 2010-11 winter season was good with local hotels reporting stable bookings; preliminary reports of the 2011 summer tourism activity has been positive as well.  Local real estate agents report that sales have increased across all price points.  Another positive note for the northeastern Vermont market area is the local multi-phase ski area expansion project, referred to above, where construction of two hotels, a hockey arena, an indoor water park and a golf clubhouse are expected to transform the ski resort to a year-round indoor and outdoor recreation destination resort.  This project is expected to inject $90 million of construction funding into the local economy over the next two years utilizing Federal EB5 program capital from foreign investors.

     While there are some signs of a recovery, the recent recession may continue to have a negative impact on the consumer, particularly as it relates to credit performance, which tends to lag economic cycles.  Although the Company saw an increase in past dues and non-performing loans during 2010 while customers struggled to make their mortgage payments due to layoffs, reduced income and high levels of other consumer debt, the situation moderated slightly during the first half of 2011.  The Company considers the level of past dues and delinquencies manageable and the Company’s level of non-performing assets, net of government guarantees, remains well below the Company’s national peer group as defined by the Federal Financial Institutions Examinations Council in the Uniform Bank Performance Report (financial institutions with $500,000,000 to $1,000,000,000 in assets).  These economic factors are considered in assessing the level of the Company’s reserve for loan losses in an effort to adequately reserve for probable losses due to consequences of the recession. The Company recorded a provision for loan losses of $299,999 in the second quarter of 2010 compared to $237,500 in the second quarter of 2011.

     Implementation continues by the federal banking agencies of the numerous mandates created by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  Most recently, the Federal Reserve Board issued a final rule in July 2011, establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. This rule, Regulation II (Debit Card Interchange Fees and Routing), is required by the Dodd-Frank Act.  Debit card interchange fees are established by payment card networks and ultimately paid by merchants to debit card issuers for each electronic debit transaction. As required by the statute, the final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. This provision regarding debit card interchange fees is effective on October 1, 2011.  This rule is likely to have an adverse impact on bank fee income, even for smaller institutions like the Company that are not directly subject to the rule as competitive pricing pressures in the market place effectively drive down interchange fees for all banks.

     As required by the Dodd-Frank Act, the Federal Reserve repealed its Depression-era Regulation Q, effective July 21, 2011, which had prohibited the payment of interest on demand deposits.  Repeal of the prohibition will likely affect the competitive landscape for deposit-gathering, including possibly resulting in higher interest expense for the Company in order to attract and retain deposits.

     The regulatory environment continues to increase operating costs and place extensive burden on personnel resources to comply with rules such as Sarbanes-Oxley Act of 2002, the US Patriot Act and the Bank Secrecy Act, the Real Estate Settlement Procedures Act and the Truth in Lending Act.  This burden will only increase in the coming years with the multi-year process of regulatory implementation. of the Dodd-Frank Act including mandates from the new Consumer Financial Protection Bureau, which are likely to establish new “best practices” in numerous compliance areas, even for institutions like the Company that are not directly subject to its jurisdiction.  In addition, as with other SEC-registered companies, the Company is now required to prepare, file and make publicly available on its website, its financial information in Xtendible Business Reporting Language (XBRL) format.  This new regulatory mandate will result in additional administrative cost to the Company to ensure ongoing compliance.

     In May, 2011, the Vermont legislature enacted a first-in-the-nation single-payer health care reform act with the ultimate goal of controlling health care spending and providing universal health insurance for all residents of the State.  Implementation of the act will occur over a period of years and will require significant rulemaking.  The funding sources and mechanisms are as yet unclear, as is the exact manner in which Vermont’s new universal health care system will be integrated with the national system under the federal Patient Protection and Affordable Care Act of 2010.  The financial and other impacts of these federal and state health care reforms on the Company cannot be precisely predicted at this time.  The Company will continue to monitor the effect of these laws.

     The Comptroller of the Currency recently issued, for public disclosure, the Bank’s Community Reinvestment Act Performance Evaluation with a rating of Outstanding.  This is a result of an evaluation of the Bank’s record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods while maintaining safe and sound practices.  The report states that the Bank’s community development performance demonstrates excellent responsiveness to community development needs in its assessment areas, which include low-and moderate-income neighborhoods, through community development loans, investments, and services.

     On June 14, 2011, the Company's Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable on August 1, 2011 to shareholders of record on July 15, 2011.  The Company is focused on increasing the profitability of the balance sheet, improving expense efficiency, and prudently managing risk, particularly as it pertains to credit in order to remain a well-capitalized bank in this challenging economic environment.

     The following pages describe our second quarter financial results in much more detail. Please take the time to read them to more fully understand the quarter and six months ended June 30, 2011 in relation to the 2010 comparison periods.  The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes contained in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

CRITICAL ACCOUNTING POLICIES

     The Company’s significant accounting policies, which are described in Note 1 (Significant Accounting Policies) to the Company’s consolidated financial statements in its 2010 Annual Report on Form 10-K, are fundamental to understanding the Company’s results of operations and financial condition because they require management to use estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results.  Five of these policies are considered by management to be critical because they require difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  The critical accounting policies govern:

• the allowance for credit losses;
• other real estate owned (OREO);
• valuation of residential mortgage servicing rights (MSRs);
• other than temporary impairment of investment securities; and
• the carrying value of goodwill.

     These policies are described further in the Company’s 2010 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the consolidated financial statements.  There have been no material changes in the critical accounting policies described in the 2010 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

    The Company’s net income for the second quarter of 2011 was $871,318, representing an increase of $138,785 or 19.0% over net income of $732,533 for the second quarter of 2010. This resulted in earnings per common share of $0.18 and $0.15, respectively, for the second quarters of 2011 and 2010.  Net income for the first six months of 2011 was $1,816,187 compared to $1,671,455 for the same period in 2010, representing an increase of $144,742 or 8.7%.  This resulted in earnings per common share for the six month periods of $0.37 for 2011 and $0.35 for 2010.  Core earnings (net interest income) for the second quarter of 2011 increased $100,656 or 2.4% over the second quarter of 2010.  Although interest income decreased $158,324 or 2.7%, this decrease was more than offset by a decrease in interest expense of $258,980 or 15.4% quarter over quarter.  Despite a $7,739,159 increase in loans at June 30, 2011 and compared to June 30, 2010, interest and fees on loans, the major component of interest income, decreased by $269,066 or 2.5% due to a decrease in rates between the six month periods.  Net interest income for the first six months of 2011 increased $23,156 or 0.3% over the first six months of 2010.  Interest income for the first six months of 2011 decreased $368,450 or 3.1% but that decrease was more than offset by a decrease in interest expense of $391,606 or 11.8% year over year.  Interest expense on deposits, the major component of interest expense, decreased $291,753 or 11.9% between periods, attributable in part to a decrease of $6,165,185 or 4.2% in time deposits as well as a decrease in the rates paid on interest-bearing deposit accounts.  NOW accounts increased $20,685,188 or 26.5% and money market accounts increased $8,553,779 or 17.0% while the rate paid on these accounts decreased, contributing to the decrease in interest expense on deposits.

     As a result of the 2007 LyndonBank merger, the Company is required to amortize the fair value adjustments of the acquired loans and time deposits against net interest income and the core deposit intangible against non-interest expense.  The loan fair value adjustment was a net premium, creating a decrease in interest income of $18,448 for the second quarter of 2011 compared to a decrease of $20,756 for the second quarter of 2010 and year to date decreases of  $31,164 and $32,734, respectively, for 2011 and 2010.  The certificate of deposit fair value adjustment was fully amortized as of December 31, 2010, thus resulting in no earnings impact in the first six months of 2011, compared to an interest expense of $156,000 for the same period last year.  The amortization of the core deposit intangible amounted to a non-interest expense of $106,521 for the second quarter of 2011, compared to $133,152 for the second quarter of 2010 and year to date non-interest expense of $213,043 for 2011 and $266,304 for the same period in 2010.

    Other income, a component of non-interest income, increased $283,050 or 30.9% for the first six months of 2011, compared to the first six months of 2010.  Mortgage servicing rights was the major component of the increase, with a net increase of $164,156 year over year.  The income from the Company’s trust and investment management affiliate, CFSG, increased $53,130 or 141.0% for the first six months of 2011, from $37,679 in 2010 to $90,809 in 2011. The Company recognized income of $102,731 from its Supplemental Executive Retirement Program (SERP) investment assets during the first six months of 2011, compared to income of $61,721 for the first six months of 2010, reflecting improved market conditions between periods.  Salaries and wages, a component of non-interest expense, increased $102,675 or 3.6% due in part to normal salary increases, as well as an increase in the number of full-time equivalent employees during the first six months of 2011, compared to the first six months of 2010.  During the six months of 2011, the FDIC insurance expense decreased $55,623 or 17.6% compared to the first six months of 2010.

      Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.  The Company’s ROA and ROE have remained fairly level over the past year with slight increases for June 30, 2011 compared to June 30, 2010.  The following table shows these ratios annualized for the comparison periods.

For the second quarter ended June 30,	2011	2010

Return on Average Assets	0.64%	0.58%
Return on Average Equity	8.69%	7.76%

For the six months ended June 30,	2011	2010

Return on Average Assets	0.67%	0.67%
Return on Average Equity	9.18%	8.96%

The following table summarizes the earnings performance and balance sheet data of the Company for the 2011 and 2010 comparison periods.

SELECTED FINANCIAL DATA

Balance Sheet Data	June 30,	December 31,
	2011	2010

Net loans	$389,631,673	$387,630,511
Total assets	513,287,592	545,932,649
Total deposits	416,940,314	438,192,263
Borrowed funds	18,010,000	33,010,000
Total liabilities	473,132,868	506,804,980
Total shareholders' equity	40,154,724	39,127,669

Six Months Ended June 30,	2011	2010

Total interest income	$11,417,911	$11,786,361
Less:
Total interest expense	2,932,978	3,324,584
Net interest income	8,484,933	8,461,777
Less:
Provision for loan losses	425,000	425,000

Non-interest income	2,738,664	2,418,233
Less:
Non-interest expense	8,736,173	8,649,279
Income before income taxes	2,062,424	1,805,731
Less:
Applicable income tax expense	246,237	134,286

Net Income	$1,816,187	$1,671,445

Per Share Data

Earnings per common share	$0.37	$0.35
Dividends declared per common share	$0.28	$0.24
Book value per common shares outstanding	$8.04	$7.68
Weighted average number of common shares outstanding	4,649,322	4,566,382
Number of common shares outstanding	4,681,093	4,586,438

INTEREST INCOME VERSUS INTEREST EXPENSE (NET INTEREST INCOME)

     The largest component of the Company’s operating income is net interest income, which is the difference between interest earned on loans and investments versus the interest paid on deposits and other sources of funds (i.e. other borrowings).  The Company’s level of net interest income can fluctuate over time due to changes in the level and mix of earning assets, and sources of funds (volume) and from changes in the yields earned and costs of funds (rate).  A portion of the Company’s income from municipal investments is not subject to income taxes.  Because the proportion of tax-exempt items in the Company's portfolio varies from period-to-period, to improve comparability of information across years, the non-taxable income shown in the tables below has been converted to a tax equivalent basis. The Company’s corporate tax rate is 34%; therefore, to equalize tax-free and taxable income in the comparison, we divide the tax-free income by 66%, with the result that every tax-free dollar is equivalent to $1.52 in taxable income.

     Tax-exempt income is derived from municipal investments, which comprised the entire held-to-maturity portfolio of $21,939,781 at June 30, 2011, and $30,826,040 at June 30, 2010.

     The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the six month comparison periods of 2011 and 2010.

For the Six Months Ended June 30:	2011	2010

Net interest income as presented	$8,484,933	$8,461,777
Effect of tax-exempt income	271,346	320,911
Net interest income, tax equivalent	$8,756,279	$8,782,688

     The following table presents average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the 2011 and 2010 comparison periods.

Average Balances and Interest Rates

	For the Six Months Ended June 30:
		2011			2010
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets

Loans (1)	$390,762,880	$10,663,093	5.50%	$384,573,013	$10,932,159	5.73%
Taxable investment securities	26,098,615	154,770	1.20%	23,092,781	198,754	1.74%
Tax exempt investment securities	36,754,166	798,076	4.38%	46,889,732	943,856	4.06%
Sweep and interest earning accounts	30,690,819	35,440	0.23%	98,329	227	0.47%
Other investments	4,695,550	37,878	1.63%	975,150	32,276	6.67%
Total	$489,002,030	$11,689,257	4.82%	$455,629,005	$12,107,272	5.36%

Interest-Bearing Liabilities

NOW	$102,958,600	$239,158	0.47%	$77,764,687	$184,910	0.48%
Money market accounts	73,572,543	428,539	1.17%	64,591,758	477,767	1.49%
Savings deposits	59,430,872	60,256	0.20%	54,997,242	84,100	0.31%
Time deposits	143,396,869	1,427,340	2.01%	153,572,331	1,700,269	2.23%
Federal funds purchased and other borrowed funds	20,197,845	182,965	1.83%	33,603,696	260,051	1.56%
Repurchase agreements	20,754,859	74,224	0.72%	19,131,010	95,302	1.00%
Capital lease obligations	822,038	33,367	8.12%	864,747	35,056	8.11%
Junior subordinated debentures	12,887,000	487,129	7.62%	12,887,000	487,129	7.62%
Total	$434,020,626	$2,932,978	1.36%	$417,412,471	$3,324,584	1.61%

Net interest income		$8,756,279			$8,782,688
Net interest spread (2)			3.46%			3.75%
Net interest margin (3)			3.61%			3.89%

(1) Included in gross loans are non-accrual loans with an average balance of $4,620,930 and $5,036,185 for the six months ended June 30, 2011 and 2010, respectively.
Loans are stated before deduction of unearned discount and allowance for loan losses.
(2) Net interest spread is the difference between the average yield on average earning assets and the average rate paid on average interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average earning assets.

    The average volume of earning assets for the first six months of 2011 increased $33,373,025 or 7.3% compared to the same period of 2010, while the average yield decreased 54 basis points.  The average volume of loans increased $6,189,867 or 1.6%, while the average yield decreased 23 basis points.  Interest earned on the loan portfolio comprised 91.2% of total interest income for the first six months of 2011 and 90.3% for the 2010 comparison period.  The average volume of sweep and interest earning accounts increased $30,592,490.  Sweep and interest earning assets consists primarily of excess funds held in the Company’s account at the Federal Reserve Bank of Boston (FRBB).  The FRBB began paying interest to financial institutions on balances left in their accounts overnight at a much higher rate than that of the Company’s other correspondent banks, causing the Company to leave the funds in this account instead of selling the funds overnight to these other correspondent banks.  Other investments for the 2011 six month period include FHLBB stock which resumed paying a dividend in the first quarter of 2011, but at a modest level, after not paying dividends for the past two years. The average volume of the tax exempt investment portfolio (classified as held-to-maturity) decreased $10,135,566 or 21.6% between periods, and the average tax equivalent yield increased 32 basis points.  Interest earned on tax exempt investments (which is presented on a tax equivalent basis) comprised 6.8% of total interest income for the first six months of 2011 compared to 7.8% for the same period in 2010.  The Company has experienced additional competition from other local financial institutions in our municipal market, which is reflected in the decrease of our tax exempt investment portfolio.

     In comparison, the average volume of interest bearing liabilities for the first six months of 2011 increased $16,608,155 or 4.0% over the 2010 comparison period, while the average rate paid on these liabilities decreased 25 basis points.  The average volume of NOW accounts increased $25,193,913 or 32.4% and money market funds increased $8,980,785 or 13.9% and the average rate paid decreased 1 basis point and 32 basis points, respectively.  The increase in interest-bearing liabilities was due in large part to a new NOW account held by the Company’s affiliate, CFSG, which had an average balance of $25,966,000 during the first six months of 2011. The Company began offering a new money market product, insured cash sweep account (ICS), during the second half of 2010 which during the six months ended June 30, 2011 carried an average balance of $8,758,986, contributing to the increase in money market funds.  This product has brought in new funds but most of the interest has come from the Company’s CDARS customer’s who are looking for alternatives to placing their money in time deposit accounts that are not as liquid.  The average volume of time deposits decreased $10,175,462 or 6.6%, and the average rate paid on time deposits decreased 22 basis points.  Of the decrease in time deposits, $3,988,002 was due to the shift of customer’s from the CDARS program to the ICS program.  The average volume of federal funds purchased and other borrowed funds decreased $13,405,851 or 39.9% from an average volume of $33,603,696 for the first six months of 2010 to $20,197,845 for the same period in 2011.  As the borrowings have matured, the funds held at our FRBB account were used to pay off these borrowings.

    The prolonged low interest rate environment has resulted in continued pressure on the Company’s net interest spread and margin.  The Company’s earning assets are being replaced and repriced to lower interest rates, while the opportunity to reduce rates on interest-bearing deposits is more limited, which is evident in the decrease of 54 basis points on the average yield on earning assets versus a decrease of only 25 basis points on the average rate paid on interest-bearing liabilities during the first six months of 2011 compared to the same period last year. The cumulative result of all these changes was a decrease of 29 basis points in the net interest spread and a decrease of 28 basis points in the net interest margin.  Should the economy improve and loan demand increase, the Company is well positioned to redeploy its excess funds held at the FRBB to fund loans which would improve both the net interest spread and net interest margin.

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first six months of 2011 and 2010 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense

	Variance	Variance
	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$(444,948)	$175,882	$(269,066)
Taxable investment securities	(69,920)	25,936	(43,984)
Tax exempt investment securities	74,364	(220,144)	(145,780)
Sweep and interest earning accounts	(36,088)	71,301	35,213
Other investments	(117,454)	123,056	5,602
Total	$(594,046)	$176,031	$(418,015)

Average Interest-Bearing Liabilities
NOW	$(5,720)	$59,968	$54,248
Money market accounts	(115,585)	66,357	(49,228)
Savings deposits	(30,660)	6,816	(23,844)
Time deposits	(171,506)	(101,423)	(272,929)
Federal funds purchased and other borrowed funds	44,569	(121,655)	(77,086)
Repurchase agreements	(29,131)	8,053	(21,078)
Capital lease obligations	31	(1,720)	(1,689)
Junior subordinated debentures	0	0	0
Total	$(308,002)	$(83,604)	$(391,606)

Changes in net interest income	$(286,044)	$259,635	$(26,409)

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income: The Company's non-interest income increased $92,763 or 7.8% for the second quarter of 2011 compared to the second quarter of 2010, from $1,279,195 to $1,186,432.  Other income increased $112,251 or 27.3% for the second quarter comparison periods; with the majority of the increase in mortgage servicing rights.  The income from loan sales decreased $59,816 or 32.3% for the second quarter of 2011 compared to the second quarter of 2010, while the year over year comparison increased $5,043 or 1.6% for the first six months of 2011, with income from sold loans totaling $324,726 versus $319,683 for the same period in 2010.  The volume of loans sold during the first six months of 2011 was $19,164,732 compared to $16,690,724 in the same period in 2010.  Non-interest income for the first six months of 2011 increased $320,431 or 13.3% to $2,738,664 compared to $2,418,233 for the first six months of 2010.  Increases are noted in all components of non-interest income for the year to year comparison periods, with the major increase in other income, including a net increase in mortgage servicing rights of $164,155 year over year, due in part to a positive valuation adjustment of $112,502 at June 30, 2011 compared to a positive valuation adjustment of $37,179 at June 30, 2010.  The Company recognized income for the first six months of 2011 of $90,809 from its trust and investment management affiliate, CFSG, and $102,731 from its SERP assets held in rabbi trust, compared to the first six months of 2010 of $37,679 and $61,721, respectively.  Both increases reflect improved stock market conditions between periods.

Non-interest Expense: The Company's non-interest expense increased $26,201 or 0.6% to $4,386,659 for the second quarter of 2011 compared to $4,360,458 for the 2010 comparison period.  Other expenses, a component of non-interest expense, increased $80,215 or 6.3% for the second quarter comparison, which included increases in collections of $21,447 or 35.7%, charitable contributions of $17,754 or 44.8%, telephone of $16,304 or 26.1%.  Decreases were recorded during the second quarter in FDIC insurance of $67,552 or 43.8% and the amortization of core deposit intangible associated with the LyndonBank acquisition of $26,631 or 20.0%.  Non-interest expense for the first six months of 2011 increased $86,894 or 1.0% compared to the first six months of 2010 with expense figures of $8,736,173 and $8,649,279, respectively.  Salaries and wages increased from $2,833,016 to $2,935,691, accounting for the largest increase in non-interest expense at $102,675 or 3.6% during the year over year comparison periods.  Occupancy expenses increased $48,735 or 3.2% from $1,543,482 to $1,592,217 year over year. This increase was due primarily to maintenance on buildings, which includes heating and snow removal, attributable to the severe weather conditions experienced in the Northeast Kingdom last winter.  Telephone expense, a component of other expenses, increased $53,047 or 43.7% during the six month comparison period, due to the contracts expiring and new contracts in the negotiation process.  The amortization of the core deposit intangible decreased $53,261 or 20.0% to $213,043 for the first six months of 2011 compared to $266,304 for the first six months of 2010, offsetting a portion of the increases noted above.  A decrease of $55,623 or 17.6% was also recorded in FDIC insurance from $316,234 for the first six months of 2010 compared to $260,611 for the same period in 2011.  The method by which the prepaid FDIC premiums are calculated changed effective April 1, 2011.

     Losses relating to various limited partnership investments for affordable housing in our market area constitute a portion of other expenses.  These losses for the second quarter of 2011 and for the first six months amounted to $122,146 and $244,293, respectively, compared to losses for the second quarter of 2010 and the first six months of $123,897 and $247,794, respectively.  These investments provide tax benefits, including tax credits, and are designed to yield between 8% and 10%.  The Company amortizes its investments in these limited partnerships under the effective yield method, resulting in the asset being amortized consistent with the periods in which the Company receives the tax benefit.

APPLICABLE INCOME TAXES

     The provision for income taxes expense increased to $103,008 for the second quarter of 2011 compared to $12,076 for the second quarter of 2010, an increase of $90,932 or 753.0%.  Figures for the six month comparison period include an expense of $246,237 for 2011 and an expense of $134,286 for 2010, for an increase of $111,951 or 83.4%.  This increase is due primarily to the lower proportion of tax exempt income in 2011.  Although in prior periods the limited partnership tax credits have been contributing factors to the shift between tax benefit and expense, no such shifts occurred between comparison periods, with tax credits for the first six months of 2011 of $267,036, compared to $267,402 for the first six months of 2010.

CHANGES IN FINANCIAL CONDITION

     The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	June 30, 2011		December 31, 2010		June 30, 2010
Assets
Loans (gross)*	$393,521,845	76.67%	$391,432,797	71.70%	$385,782,686	77.51%
Securities available-for-sale	27,570,328	5.37%	21,430,436	3.93%	22,619,810	4.54%
Securities held-to-maturity	21,939,781	4.27%	37,440,714	6.86%	30,826,040	6.19%
*includes loans held for sale

Liabilities
Time deposits	$140,575,148	27.39%	$143,732,098	26.33%	$146,740,333	29.48%
Savings deposits	62,043,869	12.09%	56,461,370	10.34%	56,945,942	11.44%
Demand deposits	56,759,900	11.06%	55,570,893	10.18%	53,915,653	10.83%
Now	98,805,676	19.25%	108,957,174	19.96%	78,120,488	15.70%
Money market accounts	58,755,721	11.45%	73,470,728	13.46%	50,201,942	10.09%
Federal funds purchased	0	0.00%	0	0.00%	4,833,000	0.97%
Long-term borrowings	18,010,000	3.51%	33,010,000	6.05%	33,010,000	6.63%

     The Company's loan portfolio increased $2,089,048 or 0.5%, from December 31, 2010 to June 30, 2011, and increased $7,739,159 or 2.0%, from June 30, 2010 to June 30, 2011.  This increase is attributable to increases in the commercial loan portfolio which the Company has been aggressively seeking to increase.  Securities available-for-sale increased $6,139,892 or 28.7% through purchases from December 31, 2010 to June 30, 2011, and $4,950,518 or 21.9% year over year.  The Company has begun purchasing investments to cover future maturities that will occur over the next several months of 2011.  Securities held-to-maturity decreased $15,500,933 or 41.4% during the first six months of 2011, and decreased $8,886,259 or 28.8% year to year.  The decrease in the held-to-maturity portfolio, which consists entirely of municipal investments, reflects the annual municipal finance cycle as short-term municipal loans generally mature at the end of the second quarter and are not replaced until after the start of the third quarter.  Consistent with the general pattern in prior years, the held-to-maturity portfolio has increased $11,000,000 to approximately $32,000,000 following the end of the second quarter, reflecting renewals and new municipal loans.  An increase in competition for municipal investments is also a contributing factor for the decrease year to year.

     Time deposits decreased $3,156,950 or 2.2% from December 31, 2010 to June 30, 2011 and decreased $6,165,185 or 4.2% from June 30, 2010 to June 30, 2011, due primarily to the shift of customers from the CDARS program to the ICS program (based on a money market account).  Savings deposits increased $5,582,499 or 9.9% during the first six months of 2011 and $5,097,927 or 9.0% year to year.  Demand deposits increased $1,189,007 or 2.1% during the first six months of 2011, compared to an increase of $2,844,247 or 5.3% year to year.  NOW accounts reported a decrease during the first six months of 2011 of $10,151,498 or 9.3% and money market accounts reported a decrease of $14,715,007 or 20.0% , reflecting the municipal finance cycle,  while year over year an increase of $20,685,188 or 26.5% was reported for NOW accounts, due primarily to the account held by the Company’s affiliate, CFSG which was opened in March, 2010, and an increase of $8,553,779 or 17.0% for money market accounts reflecting the shift to the new ICS product from other deposit categories.  Long-term borrowings as presented for the table above decreased $15,000,000 or 45.4% in both comparison periods.

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

Credit Risk - A primary challenge of management is to reduce the exposure to credit loss within the loan portfolio. Management follows established underwriting guidelines, and exceptions to the policy must be approved in accordance with limits prescribed by the Board of Directors.  The adequacy of the loan loss coverage is reviewed quarterly by the risk management committee of the Board of Directors and then presented to the full Board of Directors for approval.  This committee meets to discuss, among other matters, potential exposures, historical loss experience, and overall economic conditions.  Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency.  A variety of loans are reviewed periodically by an independent loan review firm in order to assure accuracy of the Company's internal risk ratings and compliance with various internal policies and procedures and regulatory guidance. The Company maintains a Credit Administration department whose function includes credit analysis and monitoring and reporting on the status of the loan portfolio, including delinquent and non-performing loans. The Company also monitors concentration of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of commercial real estate loans.  The Company has seen an increase in commercial loans as a percent of the total loan portfolio since early 2010, intends to continue this strategy of commercial portfolio growth, and is committed to adding additional resources to the commercial credit function to manage the risk as this growth materializes.

     The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	June 30, 2011		December 31, 2010
	Total Loans	% of Total	Total Loans	% of Total

Construction & land development	$14,642,055	3.72%	$19,125,953	4.89%
Secured by farm land	10,413,986	2.65%	10,555,596	2.70%
1 - 4 family residential	207,328,143	52.69%	213,834,818	54.61%
Commercial real estate	112,217,264	28.52%	103,812,882	26.52%
Loans to finance agricultural production	1,039,970	0.26%	1,158,201	0.30%
Commercial & industrial loans	35,820,517	9.10%	29,887,223	7.64%
Consumer loans	12,059,910	3.06%	13,058,124	3.34%
Total gross loans	393,521,845	100.00%	391,432,797	100.00%
Deduct:
Reserve for loan losses	3,851,369		3,727,935
Unearned loan fees	38,803		74,351
Loans held-for-sale	1,555,288		2,363,938
	5,445,460		6,166,224
Net loans	$388,076,385		$385,266,573

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

     Specific allocations to the reserve are made for certain impaired loans. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including interest and principal, according to the contractual terms of the loan agreement. Impaired loans are loan(s) to a borrower that in aggregate are greater than $100,000 and that are in non-accrual status or are troubled debt restructurings (TDR).  The Company will review all the facts and circumstances surrounding non-accrual and TDR loans and on a case-by-case basis may consider loan(s) below the threshold as impaired when such treatment is material to the financial statements.  The Company reviews all the facts and circumstances surrounding non-accrual and TDR loans and on a case-by-case basis may consider loan(s) below the threshold as impaired when such treatment is material to the Company's financial statements. Commercial and commercial real estate loans are generally placed in non-accrual status when there is deterioration in the financial position of the borrower, payment in full of principal and interest is not expected, and/or principal or interest has been in default for 90 days or more. However, such a loan need not be placed in non-accrual status if it is both well secured and in the process of collection.  Residential mortgages and home equity loans are considered for non-accrual status at 90 days past due and are evaluated on a case by case basis to assure that the Company’s net income is not materially overstated. The Company obtains current property appraisals or market value analysis and considers the cost to carry and sell collateral in order to assess the level of specific allocations required. Consumer loans are generally not placed in non-accrual but are charged off by the time they reach 120 days past due.

     A portion of the allowance (termed "unallocated") is established to absorb inherent losses that exist as of the valuation date although not specifically identified through management's process for estimating credit losses.  While the allowance is described as consisting of separate allocated portions, the entire allowance is available to support loan losses, regardless of category.

     The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure. As a result of the recession that began in 2008, the Company experienced increasing trends in delinquencies and the levels of non-performing loans and criticized and classified assets, consistent with the length and depth of the most recent economic recession and the current measured recovery. Accordingly, during 2009 the Company had carried the maximum qualitative factor adjustment for economic conditions and is now slowly decreasing that factor as the recovery progresses. The factors for trends in delinquency and non-accrual loans and criticized and classified assets were similarly increased and have now leveled off as the recovery takes hold. The sluggish pace of the economic recovery and the lack of national economic stimulus funding in 2011 will likely translate into a slow and measured reversal of the negative trends experienced in the loan portfolio since the onset of the 2008 recession.

     The Company’s non-performing assets decreased $780,570 or 11.2% during the first six months, of 2011 from $6,994,002 at December 31, 2010 to $6,213,432 as of June 30, 2011.  The improvement is attributable to several factors, including the sale of four residential OREO properties and two commercial properties with a combined carrying value of $1,210,300 at December 31, 2010, a $164,800 partial charge off of a residential mortgage loan, and otherwise relatively manageable non-accrual and past due loans.

     The Company’s non-accruing loans increased $415,413 or 9.4% during the first six months from $4,426,331 at December 31, 2010 to $4,841,744 as of June 30, 2011. Specific allocations to the reserve decreased for the same period, from $392,700 to $372,400 largely due to the introduction of a $100,000 threshold for impaired loan accounting. Non-accrual loans include 16 loans totaling $3,794,494 classified as TDRs, up from $2,795,588 at December 31, 2010. The increase in TDR balances is principally due to the recognition of loan modifications as TDRs. Regulatory agencies have provided recent guidance indicating that in periods of market deterioration, declining housing prices and tightening credit standards, that most loan modifications should be considered TDRs. The Company has recognized eleven additional modified loans as TDRs since December 31, 2010.  The majority of the TDRs are performing as agreed.  The impaired portfolio mix as of June 30, 2011 includes approximately 53% residential real estate, 30% commercial real estate, and 17% in commercial or installment loans not secured by real estate, compared to 73%, 26%, and 1%, at December 31, 2010.

     The Company is not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

     As of June 30, 2011 and December 31, 2010, the OREO balance was $131,000 and $1,210,300 respectively.  The Company’s OREO portfolio at June 30, 2011 consists of one residential property acquired through the normal foreclosure process.  During the first six months of 2011, the Company sold six OREO properties for $1,251,250.  These properties consisted of four residential properties, one commercial property, and the former LyndonBank branch property in Derby, Vermont.

      The Company is committed to a conservative lending philosophy and maintains high credit and underwriting standards. As of June 30, 2011, the Company maintained a residential loan portfolio of $207,328,143 compared to $213,834,818 as of December 31, 2010 and a commercial real estate portfolio (including construction, land development and farm land loans) of $137,273,305 as of June 30, 2011 and $133,494,431 as of December 31, 2010, together accounting for approximately 90% of the total loan portfolio for each period.

     The residential mortgage portfolio makes up the largest segment of the loan portfolio and as a result of the severity and depth of the recent recession it has recently seen the greatest degree of collection and foreclosure activity and losses. The Company however, has not experienced delinquencies and losses to the extent of national peers as the Company maintains a mortgage loan portfolio of traditional mortgage products and has not engaged in higher risk loans such as option ARM products, high loan-to-value products, interest only mortgages, sub prime loans and products with deeply discounted teaser rates. In areas of the country where such risky products were originated, borrowers with little or no equity in their property have been defaulting on mortgages they can longer afford, and walking away from those properties as real estate values have fallen precipitously.  While real estate values have declined in the Company’s market area, the sound underwriting standards historically employed by the Company have mitigated the trends in defaults and property surrenders experienced elsewhere.  In addition, the Company’s market area did not experience the pre-recession run up in real estate values to the same extent as other parts of the country and, consequently, local real estate values, though generally lower than pre-recession levels, have not fallen as precipitously.  Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (PMI).  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  Junior lien home equity products make up 22% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%.  The residential mortgage portfolio has performed well in light of the depth of the recent recession and the slow recovery.

     Risk in the Company’s commercial and commercial real estate loan portfolios is mitigated in part by using government guarantees issued by federal agencies such as the US Small Business Administration and USDA Rural Development. At June 30, 2011 the Company had $22,928,030 in guaranteed loans, compared to $22,074,715 at December 31, 2010.

The following table summarizes the Company's loan loss experience for the six months ended June 30,

	2011	2010

Loans outstanding end of period	$393,521,845	$385,782,686
Average loans outstanding during period	$390,762,880	$384,573,013
Non-accruing loans end of period	$4,841,744	$5,029,876

Loan loss reserve, beginning of period	$3,727,935	$3,450,542
Loans charged off:
Residential real estate	(271,446)	(246,702)
Commercial real estate	0	(147,397)
Commercial loans not secured by real estate	(3,127)	(22,014)
Consumer loans	(64,113)	(45,340)
Total loans charged off	(338,686)	(461,453)
Recoveries:
Residential real estate	600	3,396
Commercial real estate	2,181	2,049
Commercial loans not secured by real estate	11,522	1,938
Consumer loans	22,817	17,789
Total recoveries	37,120	25,172
Net loans charged off	(301,566)	(436,281)
Provision charged to income	425,000	425,000
Loan loss reserve, end of period	$3,851,369	$3,439,261

Net charge offs to average loans outstanding	0.077%	0.113%
Provision charged to income as a percent of average loans	0.109%	0.111%
Loan loss reserve to average loans outstanding	0.986%	0.894%
Loan loss reserve to non-accruing loans *	79.545%	68.377%

*The percentage includes two loans that were transferred to non-accrual status during the second quarter of 2010 carrying 90% guarantees by USDA Rural Development which, if the guaranteed portion were deducted, would increase the coverage to 100.2% as of June 30, 2011 and 85.3% as of June 30, 2010.

     Given loan portfolio trends and the recent recession and measured recovery, the provision for loan losses was $237,500 for the quarter ended June 30, 2011 compared to $299,999 for the quarter ended June 30, 2010. Net charge offs during the second quarter of 2011 totaled $96,049, compared to $406,545 for the same period last year.  The higher level of 2010 charge off activity was attributable largely to the resolution of numerous non-performing loans.  Management will continue to monitor the activity of non-performing loans, carefully assess the reserve requirement and adjust the provision in future periods as circumstances warrant. The Company has an experienced collections department that continues to actively work with borrowers to resolve problem loans.

Non-performing assets for the comparison periods were as follows:

	June 30, 2011		December 31, 2010
		Percent		Percent
	Balance	of Total	Balance	of Total

Non-accrual loans:
Commercial loans	$350,498	5.70%	$61,226	0.88%
Commercial real estate	1,517,465	24.67%	1,145,194	16.37%
Residential real estate	2,973,781	48.34%	3,219,911	46.04%
Total	4,841,744	78.71%	4,426,331	63.29%

Loans past due 90 days or more and still accruing:
Commercial loans	4,838	0.08%	29,446	0.42%
Commercial real estate	393,707	6.40%	94,982	1.36%
Residential real estate	778,759	12.66%	1,194,477	17.08%
Consumer	1,228	0.02%	38,466	0.55%
Total	1,178,532	19.16%	1,357,371	19.41%

Other real estate owned	131,000	2.13%	1,210,300	17.30%

Total	$6,151,276	100.00%	$6,994,002	100.00%

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

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first six months of 2011, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

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

     The Company generally requires collateral or other security to support financial instruments with credit risk.  The Company's financial instruments or commitments whose contract amount represents credit risk as of June 30, 2011 were as follows:

Contract or
Notional Amount

Unused portions of home equity lines of credit	$19,810,019
Other commitments to extend credit	35,432,441
Residential construction lines of credit	2,252,030
Commercial real estate and other construction lines of credit	12,081,923
Standby letters of credit and commercial letters of credit	1,761,888
Recourse on sale of credit card portfolio	398,200
MPF credit enhancement obligation, net of liability recorded	1,926,820

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

     In order to attract deposits, the Company has from time to time taken the approach of offering deposit specials at competitive rates, in varying terms that fit within the balance sheet mix.  The strategy of offering specials is meant to provide a means to retain deposits while not having to reprice the entire deposit portfolio.  The Company recognizes that with increasing competition for deposits, it may at times be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits purchased through the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network provide an alternative funding source when needed.  Such deposits are generally considered a form of brokered deposits.  In addition, two-way CDARS deposits allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members.  At June 30, 2011, the Company reported $1,217,530 in CDARS deposits, representing exchanged deposits with other CDARS participating banks, compared to $1,313,834 in exchange deposits at December 31, 2010.  The Company did not have any “one way” CDARS deposits as of either date.

     In 2009 the Company established a borrowing line with the FRBB to be used as a contingency funding source.  For this Borrower-in-Custody arrangement, the Company pledged eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available line of $67,219,779 and $70,695,535, respectively at June 30, 2011 and December 31, 2010.  Credit advances in the FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 75 basis points.  At June 30, 2011 and December 31, 2010, the Company had no outstanding advances against this line.

     The Company has an unsecured Federal Funds line with the FHLBB with an available balance of $500,000 at June 30, 2011 and year end 2010.  Interest is chargeable at a rate determined daily approximately 25 basis points higher than the rate paid on federal funds sold.  As of June 30, 2011 and December 31, 2010, additional borrowing capacity of approximately $79,202,290 and $85,552,034, respectively, was available through the FHLBB secured by the Company's qualifying loan portfolio (generally, residential mortgages).

     The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	June 30,	December 31,	June 30,
	2011	2010	2010
Long-Term Advances
FHLBB term borrowing, 2.13% fixed rate, due January 31, 2011	$0	$10,000,000	$10,000,000
FHLBB Community Investment Program borrowing, 7.67% fixed
rate, due November 16, 2012	10,000	10,000	10,000
FHLBB term borrowing, 1.00% fixed rate, due January 27, 2012	6,000,000	6,000,000	6,000,000
FHLBB term borrowing, 1.71% fixed rate, due January 27, 2013	6,000,000	6,000,000	6,000,000
FHLBB term borrowing, 2.72% fixed rate, due January 27, 2015	6,000,000	6,000,000	6,000,000
	18,010,000	28,010,000	28,010,000
Short-Term Advances
FHLBB term borrowing, 0.31% fixed rate, due July 23, 2010	0	0	5,000,000
FHLBB term borrowing, 0.39% fixed rate, due January 19, 2011	0	5,000,000	0

Overnight Borrowings
Federal funds purchased (FHLBB), 0.31%	0	0	4,833,000

Total Borrowings	$18,010,000	$33,010,000	$37,843,000

     Under a separate agreement, the Company has the authority to collateralize public unit deposits up to its FHLBB borrowing capacity ($79,202,290 and $85,552,034 at June 30, 2011 and December 31, 2010, respectively, less outstanding advances) with letters of credit issued by the FHLBB.  The Company offers a Government Agency Account to the municipalities collateralized with these FHLBB letters of credit.  At June 30, 2011 and December 31, 2010, approximately $6,950,000 and $40,550,000, respectively, of qualifying residential real estate loans was pledged as collateral to the FHLBB for these collateralized governmental unit deposits.  The large variance in the balances reflects the municipal finance cycle.

     On June 14, 2011, the Company declared a cash dividend of $0.14 on common stock payable on August 1, 2011, to shareholders of record as of July 15, 2011, which was accrued in the financial statements at June 30, 2011.

     The following table illustrates the changes in shareholders' equity from December 31, 2010 to June 30, 2011:

Balance at December 31, 2010 (book value $7.92 per common share)	$39,127,669
Net income	1,816,187
Issuance of stock through the Dividend Reinvestment Plan	471,191
Dividends declared on common stock	(1,299,474)
Dividends declared on preferred stock	(93,750)
Change in unrealized gain on available-for-sale securities, net of tax	132,901
Balance at June 30, 2011 (book value $8.04 per common share)	$40,154,724

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

     In accordance with changes in the regulatory requirements for calculating capital ratios, beginning March 31, 2011, the Company is required to deduct the amount of goodwill, net of deferred tax liability ($2,061,772 at June 30, 2011), for purposes of calculating the amount of trust preferred junior subordinated debentures includable in Tier 1 capital ($10,203,862).  Under the previous method the amount of trust preferred junior subordinated debentures includable in Tier 1 capital would have been $12,887,000, which would have resulted in a ratio of Tier 1 capital to risk-weighted assets of 11.39% and a ratio of Tier 1 capital to average assets of 7.97%.  Management believes, as of June 30, 2011, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     As of June 30, 2011 the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded applicable consolidated regulatory capital guidelines.

     The regulatory capital ratios of the Company and its subsidiary as of June 30, 2011 and December 31, 2010 exceeded regulatory guidelines and are presented in the following table.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2011:
Total capital (to risk-weighted assets)
Company	$45,229	12.48%	$28,988	8.00%	N/A	N/A
Bank	$44,497	12.30%	$28,939	8.00%	$36,174	10.00%

Tier I capital (to risk-weighted assets)
Company	$38,601	10.65%	$14,494	4.00%	N/A	N/A
Bank	$40,552	11.21%	$14,470	4.00%	$21,704	6.00%

Tier I capital (to average assets)
Company	$38,601	7.45%	$20,727	4.00%	N/A	N/A
Bank	$40,552	7.83%	$20,705	4.00%	$25,881	5.00%

As of December 31, 2010:
Total capital (to risk-weighted assets)
Company	$43,942	12.33%	$28,505	8.00%	N/A	N/A
Bank	$43,364	12.20%	$28,439	8.00%	$35,549	10.00%

Tier I capital (to risk-weighted assets)
Company	$40,187	11.28%	$14,253	4.00%	N/A	N/A
Bank	$39,610	11.14%	$14,220	4.00%	$21,329	6.00%

Tier I capital (to average assets)
Company	$40,187	7.52%	$21,376	4.00%	N/A	N/A
Bank	$39,610	7.42%	$21,345	4.00%	$26,681	5.00%

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

     Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of June 30, 2011, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of June 30, 2011 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information as to purchases of the Company’s common stock during the quarter ended June 30, 2011, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum Number of
			Total Number of	Shares That May Yet
	Total Number	Average	Shares Purchased	Be Purchased Under
	of Shares	Price Paid	as Part of Publicly	the Plan at the End
For the period:	Purchased(1)(2)	Per Share	Announced Plan	of the Period

April 1 – April 30	0	$0.00	N/A	N/A
May 1 – May 31	6,000	9.75	N/A	N/A
June 1 – June 30	0	0.00	N/A	N/A
Total	6,000	$9.75	N/A	N/A

(1)  All 6,000 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2)  Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's Dividend Reinvestment Plan.

ITEM 6. Exhibits

The following exhibits are filed with this report:
Exhibit 31.1 - Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Chief Financial Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101--
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the second quarters and six months ended June 30, 2011 and 2010, (iii) the unaudited consolidated statements of cash flows and (iv) related notes, tagged as blocks of text.*  **

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

**  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: August 10, 2011	/s/ Stephen P. Marsh
Stephen P. Marsh, Chairman, President &
Chief Executive Officer

DATED: August 10, 2011	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)