Form 10-Q
period 2011-09-30
COMMUNITY BANCORP /VT
filed 2011-11-14
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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
YES (  )     NO(X)

At November 07, 2011, there were 4,703,837 shares outstanding of the Corporation's common stock.

FORM 10-Q
Index
		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	4
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4	Controls and Procedures	44

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	44
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 6	Exhibits	45
	Signatures	46

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	September 30	December 31	September 30
Consolidated Balance Sheets	2011	2010	2010
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$47,758,305	$51,441,652	$16,991,944
Federal funds sold and overnight deposits	1,000	6,635	9,018
Total cash and cash equivalents	47,759,305	51,448,287	17,000,962
Securities held-to-maturity (fair value $37,397,000 at 09/30/11,
$38,157,000 at 12/31/10 and $53,734,000 at 09/30/10)	36,898,097	37,440,714	53,146,028
Securities available-for-sale	31,533,275	21,430,436	22,514,018
Restricted equity securities, at cost	4,308,550	4,308,550	3,906,850
Loans held-for-sale	2,411,242	2,363,938	3,687,530
Loans	388,548,864	389,068,859	386,332,598
Allowance for loan losses	(3,835,840)	(3,727,935)	(3,706,434)
Unearned net loan fees	(20,474)	(74,351)	(85,539)
Net loans	384,692,550	385,266,573	382,540,625
Bank premises and equipment, net	12,736,423	12,791,971	12,961,952
Accrued interest receivable	1,670,294	1,789,621	1,926,729
Bank owned life insurance	4,031,057	3,933,331	3,902,422
Core deposit intangible	1,810,867	2,130,432	2,263,584
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	0	1,210,300	1,070,500
Prepaid expense - Federal Deposit Insurance Corporation (FDIC)	1,218,308	1,533,157	1,667,372
Other assets	10,077,689	8,711,070	8,750,824
Total assets	$550,721,926	$545,932,649	$526,913,665

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$60,683,698	$55,570,893	$56,816,997
NOW	116,418,838	108,957,174	93,233,319
Money market funds	72,014,042	73,470,728	66,236,023
Savings	61,763,381	56,461,370	56,933,717
Time deposits, $100,000 and over	51,369,773	52,014,363	52,439,732
Other time deposits	88,913,603	91,717,735	94,024,242
Total deposits	451,163,335	438,192,263	419,684,030

Federal funds purchased and other borrowed funds	18,010,000	33,010,000	33,010,000
Repurchase agreements	24,090,954	19,107,815	19,446,876
Capital lease obligations	800,315	834,839	845,576
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	3,289,410	2,773,063	2,965,118
Total liabilities	510,241,014	506,804,980	488,838,600

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 10,000,000 shares authorized,
4,914,777 shares issued at 09/30/11, 4,834,615 shares
issued at 12/31/10, and 4,813,289 shares issued at 09/30/10	12,286,943	12,086,538	12,033,223
Additional paid-in capital	27,237,038	26,718,403	26,592,727
Retained earnings (accumulated deficit)	910,428	368,848	(518,412)
Accumulated other comprehensive income	169,280	76,657	90,304
Less: treasury stock, at cost; 210,101 shares at 09/30/11,
12/31/10 and 09/30/10	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	40,480,912	39,127,669	38,075,065
Total liabilities and shareholders' equity	$550,721,926	$545,932,649	$526,913,665

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
For The Third Quarter Ended September 30,	2011	2010

Interest income
Interest and fees on loans	$5,334,992	$5,514,561
Interest on debt securities
Taxable	74,842	73,272
Tax-exempt	235,399	347,666
Dividends	18,641	16,139
Interest on federal funds sold and overnight deposits	17,290	1
Total interest income	5,681,164	5,951,639

Interest expense
Interest on deposits	964,303	1,163,470
Interest on federal funds purchased and other borrowed funds	99,803	161,640
Interest on repurchase agreements	36,744	41,584
Interest on junior subordinated debentures	243,564	243,564
Total interest expense	1,344,414	1,610,258

Net interest income	4,336,750	4,341,381
Provision for loan losses	287,500	433,334
Net interest income after provision for loan losses	4,049,250	3,908,047

Non-interest income
Service fees	612,163	577,514
Income from sold loans	138,322	216,788
Income on bank owned life insurance	33,060	29,797
Other income	330,903	406,683
Total non-interest income	1,114,448	1,230,782

Non-interest expense
Salaries and wages	1,473,800	1,521,763
Employee benefits	552,834	556,331
Occupancy expenses, net	767,948	738,838
FDIC insurance	84,199	158,031
Amortization of core deposit intangible	106,522	133,152
Other expenses	1,267,350	1,218,444
Total non-interest expense	4,252,653	4,326,559

Income before income taxes	911,045	812,270
Income tax expense	90,421	24,465
Net income	$820,624	$787,805

Earnings per common share	$0.17	$0.16
Weighted average number of common shares
used in computing earnings per share	4,687,718	4,591,530
Dividends declared per common share	$0.14	$0.12
Book value per share on common shares outstanding at September 30,	$8.07	$7.73

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
For The Nine Months Ended September 30,	2011	2010

Interest income
Interest and fees on loans	$15,998,085	$16,446,720
Interest on debt securities
Taxable	229,612	272,026
Tax-exempt	762,129	970,611
Dividends	56,519	48,415
Interest on federal funds sold and overnight deposits	52,730	228
Total interest income	17,099,075	17,738,000

Interest expense
Interest on deposits	3,119,596	3,610,516
Interest on federal funds purchased and other borrowed funds	316,135	456,747
Interest on repurchase agreements	110,968	136,886
Interest on junior subordinated debentures	730,693	730,693
Total interest expense	4,277,392	4,934,842

Net interest income	12,821,683	12,803,158
Provision for loan losses	712,500	858,334
Net interest income after provision for loan losses	12,109,183	11,944,824

Non-interest income
Service fees	1,761,951	1,700,021
Income from sold loans	463,048	536,471
Income on bank owned life insurance	97,726	89,406
Other income	1,530,387	1,323,117
Total non-interest income	3,853,112	3,649,015

Non-interest expense
Salaries and wages	4,409,491	4,354,779
Employee benefits	1,671,174	1,698,749
Occupancy expenses, net	2,360,165	2,282,320
FDIC insurance	344,810	474,265
Amortization of core deposit intangible	319,565	399,456
Other expenses	3,883,621	3,766,269
Total non-interest expense	12,988,826	12,975,838

Income before income taxes	2,973,469	2,618,001
Income tax expense	336,658	158,751
Net income	$2,636,811	$2,459,250

Earnings per common share	$0.54	$0.51
Weighted average number of common shares
used in computing earnings per share	4,662,261	4,574,857
Dividends declared per common share	$0.42	$0.36
Book value per share on common shares outstanding at September 30,	$8.07	$7.73

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
For The Nine Months Ended September 30,	2011	2010

Cash Flow from Operating Activities:
Net income	$2,636,811	$2,459,250
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation and amortization, bank premises and equipment	748,753	772,332
Provision for loan losses	712,500	858,334
Deferred income tax	31,188	(389,653)
Net gain on sale of loans	(463,048)	(536,471)
Gain on sale of bank premises and equipment	0	(4,584)
Loss on sale of OREO	7,212	10,807
Gain on Trust LLC	(111,174)	(54,347)
Amortization of bond premium, net	258,155	288,561
Write down of OREO	10,000	25,000
Proceeds from sales of loans held for sale	26,779,989	27,428,557
Originations of loans held for sale	(26,364,245)	(30,257,633)
Decrease in taxes payable	(386,079)	(501,596)
Decrease (increase) in interest receivable	119,327	(31,416)
Amortization of FDIC insurance assessment	314,849	438,193
Increase in mortgage servicing rights	(58,408)	(13,105)
Increase in other assets	(171,301)	(204,150)
Increase in cash surrender value of bank owned life insurance	(97,726)	(89,406)
Amortization of core deposit intangible	319,565	399,456
Amortization of limited partnerships	366,440	371,691
Decrease in unamortized loan fees	(53,877)	(66,649)
Decrease in interest payable	(54,056)	(31,924)
(Decrease) increase in accrued expenses	(161,669)	169,084
(Decrease) increase in other liabilities	(391,259)	56,372
Net cash provided by operating activities	3,991,947	1,096,703

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	32,429,747	35,805,520
Purchases	(31,887,130)	(44,185,298)
Investments - available-for-sale
Maturities, calls, pay downs and sales	10,000,000	5,160,000
Purchases	(20,220,656)	(4,021,959)
Increase (decrease) in limited partnership contributions payable	1,084,000	(613,306)
Cash investments in limited partnerships	(1,085,000)	0
Increase in loans, net	(291,935)	(5,580,214)
Proceeds from sales of bank premises and equipment,
net of capital expenditures	(693,205)	(92,287)
Proceeds from sales of OREO	1,324,088	170,843
Recoveries of loans charged off	76,335	48,147
Net cash used in investing activities	(9,263,756)	(13,308,554)

The accompanying notes are an integral part of these consolidated financial statements.

Cash Flows from Financing Activities:
Net increase in demand and NOW accounts	12,574,469	15,157,836
Net increase in money market and savings accounts	3,845,325	6,547,330
Net decrease in time deposits	(3,448,722)	(20,806,866)
Net increase in repurchase agreements	4,983,139	404,662
Net decrease in short-term borrowings	0	(3,401,000)
Proceeds from long-term borrowings	0	28,000,000
Repayments on long-term borrowings	(15,000,000)	(5,000,000)
Decrease in capital lease obligations	(34,524)	(30,960)
Dividends paid on preferred stock	(140,625)	(140,625)
Dividends paid on common stock	(1,196,235)	(1,120,707)
Net cash provided by financing activities	1,582,827	19,609,670

Net (decrease) increase in cash and cash equivalents	(3,688,982)	7,397,819
Cash and cash equivalents:
Beginning	51,448,287	9,603,143
Ending	$47,759,305	$17,000,962

Supplemental Schedule of Cash Paid During the Period
Interest	$4,331,448	$4,966,766

Income taxes	$691,550	$1,050,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$140,338	$(34,210)

Loans and bank premises transferred to OREO	$131,000	$(534,150)

Investments in limited partnerships
Cash investments in limited partnerships	$(1,085,000)	$0
Increase (decrease) in contributions payable	1,084,000	(613,306)
	$(1,000)	$(613,306)

Common Shares Dividends Paid
Dividends declared	$1,954,606	$1,644,628
(Increase) decrease in dividends payable attributable to dividends declared	(39,331)	9,887
Dividends reinvested	(719,040)	(533,808)
	$1,196,235	$1,120,707

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

     In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs,” amending Accounting Standards Codification (“ASC”) Topic 820.  Although ASU 2011-04 deals primarily with development of a single fair value framework for US GAAP and International Financial Reporting Standards, the ASU also contains additional guidance on fair value measurements.  Among other things, ASU 2011-04: clarifies how a principal market is determined; addresses the fair value measurement or counterparty credit risks and the concept of valuation premise and highest and best use of nonfinancial assets; prescribes a model for measuring the fair value of an instrument classified in shareholders’ equity; limits the use of premiums or discounts based on the size of a holding; and requires certain new disclosures, including disclosures of all transfers between Levels 1 and 2 of the fair value hierarchy, whether or not significant, and additional disclosures regarding unobservable inputs and valuation processes for Level 3 measurements.  The guidance in ASU 2011-04 is to be applied prospectively, and is effective for the Company for interim and annual periods beginning on or after December 15, 2011.  The Company does not expect that adoption of the guidance will have a material impact on its consolidated financial statements.

     In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables.  The ASU is intended to enhance transparency about an entity’s allowance for credit losses and the credit quality of loan and lease receivables by requiring disclosure of an evaluation of the nature of the credit risk inherent in the entity’s financing receivables portfolio, as well as disclosure of how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance.  Under this standard, disclosures about the allowance for credit losses and fair value are to be presented by portfolio segment, while credit quality information, impaired financing receivables and non-accrual status are to be presented by class of financing receivable.  In addition to existing requirements, ASU 2010-20 requires an entity to provide additional disclosures about (1) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (2) the aging of past due financing receivables at the end of the reporting period by class of financing receivable; (3) the nature and extent of troubled debt restructurings that occurred during the period, by class of financing receivable, and their effect on the allowance for credit losses; (4) the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period, by class of financing receivable, and their effect on the allowance for credit losses; and (5) significant purchases and sales of financing receivables during the reporting period, disaggregated by portfolio segment.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance.  ASU 2010-20 is effective for interim and annual financial reporting periods ending after December 15, 2010, as it relates to disclosures required as of the end of a reporting period.  On January 19, 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferring the ASU 2010-20 effective date of the disclosure requirements for public entities about troubled debt restructurings.  The purpose of the delay is to make the disclosure requirements concurrent with the effective date of the FASB’s guidance on determining what constitutes a troubled debt restructuring.  The guidance for determining what constitutes a troubled debt restructuring is effective for interim and annual periods ending after June 15, 2011.  Other than requiring additional disclosures, adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.  On April 5, 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings.  The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis.  Adoption of ASU 2011-02 did not have a material impact on the Company’s consolidated financial statements.

     In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements,” amending the criteria under ASC Topic 860 for determining whether the transferor under a repurchase agreement involving a financial asset has retained effective control over the financial asset and therefore must account for the transaction as a secured borrowing rather than a sale.  The guidance removes from the effective control criteria the consideration of whether the transferor has the ability to repurchase or redeem the financial asset on substantially the agreed terms.  The guidance applies prospectively and is effective for new transactions and for existing transactions that are modified as of the beginning of the first interim or annual period beginning on or after December 15, 2011.  The Company does not expect that adoption of the guidance will have a material impact on its consolidated financial statements.

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

     In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” amending Topic 350.  The guidance changes the manner of testing of goodwill for impairment by providing an entity with the option of first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events.  If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test; otherwise, no further analysis is required.  An entity also may elect not to perform the qualitative assessment and instead go directly to the two-step quantitative impairment test.  These changes become effective for fiscal years beginning on or after December 15, 2011, although early adoption is permitted.  The Company does not expect that adoption of ASU 2011-08 will have a material impact on its consolidated financial statements.

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

The following table illustrates the calculation for the periods ended September 30, as adjusted for the cash dividends declared on the preferred stock:

For The Third Quarter Ended September 30,	2011	2010

Net income, as reported	$820,624	$787,805
Less: dividends to preferred shareholders	46,875	46,875
Net income available to common shareholders	$773,749	$740,930
Weighted average number of common shares
used in calculating earnings per share	4,687,718	4,591,530
Earnings per common share	$0.17	$0.16

For The Nine Months Ended September 30,	2011	2010

Net income, as reported	$2,636,811	$2,459,250
Less: dividends to preferred shareholders	140,625	140,625
Net income available to common shareholders	$2,496,186	$2,318,625
Weighted average number of common shares
used in calculating earnings per share	4,662,261	4,574,857
Earnings per common share	$0.54	$0.51

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

The Company's total comprehensive income for the comparison periods is calculated as follows:

For The Third Quarter Ended September 30,	2011	2010

Net income	$820,624	$787,805
Other comprehensive loss, net of tax:
Change in unrealized holding gain on available-for-sale
securities arising during the period	(61,026)	(8,659)
Tax effect	20,749	2,944
Other comprehensive loss, net of tax	(40,277)	(5,715)
Total comprehensive income	$780,347	$782,090

For The Nine Months Ended September 30,	2011	2010

Net income	$2,636,811	$2,459,250
Other comprehensive income (loss), net of tax:
Change in unrealized holding gain on available-for-sale
securities arising during the period	140,338	(34,210)
Tax effect	(47,715)	11,631
Other comprehensive income (loss), net of tax	92,623	(22,579)
Total comprehensive income	$2,729,434	$2,436,671

Note 5.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

September 30, 2011
U.S. Government sponsored enterprise (GSE) debt securities	$26,224,330	$187,825	$52,705	$26,359,450
U.S. Government securities	5,010,100	35,350	0	5,045,450
U.S. GSE preferred stock	42,360	86,015	0	128,375
	$31,276,790	$309,190	$52,705	$31,533,275

December 31, 2010
U.S. GSE debt securities	$16,234,676	$88,091	$9,377	$16,313,390
U.S. Government securities	5,037,252	37,666	232	5,074,686
U.S. GSE preferred stock	42,360	0	0	42,360
	$21,314,288	$125,757	$9,609	$21,430,436

September 30, 2010
U.S. GSE debt securities	$17,270,721	$127,199	$0	$17,397,920
U.S. Government securities	5,038,309	41,491	0	5,079,800
U.S. GSE preferred stock	68,164	0	31,866	36,298
	$22,377,194	$168,690	$31,866	$22,514,018

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

September 30, 2011
States and political subdivisions	$36,898,097	$498,903	$0	$37,397,000

December 31, 2010
States and political subdivisions	$37,440,714	$716,286	$0	$38,157,000

September 30, 2010
States and political subdivisions	$53,146,028	$587,972	$0	$53,734,000

The scheduled maturities of debt securities available-for-sale were as follows:

	Amortized	Fair
	Cost	Value
September 30, 2011
Due in one year or less	$8,031,513	$8,060,834
Due from one to five years	22,202,917	22,352,436
Due from five to ten years	1,000,000	991,630
	$31,234,430	$31,404,900

December 31, 2010
Due in one year or less	$14,172,100	$14,248,432
Due from one to five years	7,099,828	7,139,644
	$21,271,928	$21,388,076

September 30, 2010
Due in one year or less	$13,141,244	$13,222,390
Due from one to five years	9,167,786	9,255,330
	$22,309,030	$22,477,720

The scheduled maturities of debt securities held-to-maturity were as follows:

	Amortized	Fair
	Cost	Value*
September 30, 2011
Due in one year or less	$27,402,959	$27,403,000
Due from one to five years	4,902,641	5,027,000
Due from five to ten years	749,063	874,000
Due after ten years	3,843,434	4,093,000
	$36,898,097	$37,397,000

December 31, 2010
Due in one year or less	$28,468,783	$28,469,000
Due from one to five years	4,253,527	4,433,000
Due from five to ten years	789,962	969,000
Due after ten years	3,928,442	4,286,000
	$37,440,714	$38,157,000

September 30, 2010
Due in one year or less	$44,048,956	$44,049,000
Due from one to five years	3,965,459	4,112,000
Due from five to ten years	1,308,094	1,455,000
Due after ten years	3,823,519	4,118,000
	$53,146,028	$53,734,000
*Method used to determine fair value on HTM securities rounds values to nearest thousand.

     Debt securities with unrealized losses at September 30, 2011 and December 31, 2010 are presented in the table below, all of which were in an unrealized loss position less than 12 months as of such date.  As of September 30, 2010, the Company had no debt securities with an unrealized loss.

	Less than 12 months
	Fair	Unrealized
	Value	Loss
September 30, 2011
U.S. GSE debt securities	$7,046,617	$52,705

December 31, 2010
U.S. GSE debt securities	$2,037,894	$9,377
U.S. Government securities	1,007,225	232
	$3,045,119	$9,609

     Debt securities represented consisted of four U.S. GSE debt securities at September 30, 2011 and two U.S. GSE debt securities and one U.S. Government security at December 31, 2010.  These unrealized losses were principally attributable to changes in prevailing interest rates for similar types of securities, and not deterioration in the creditworthiness of the issuer.

     At September 30, 2011 and 2010 and December 31, 2010, the Company’s available-for-sale portfolio included two classes of Fannie Mae preferred stock with an aggregate cost basis of $42,360 as of September 30, 2011 and December 31, 2010, and an aggregate cost basis of $68,164 as of September 30, 2010.  The cost basis of those shares reflects an other-than-temporary impairment write down of $25,804 recorded by the Company in the fourth quarter of 2010 and two other-than-temporary impairment write downs recorded in prior periods.

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

Note 6.  Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans follows:

	September 30, 2011	December 31, 2010

Commercial	$34,570,063	$31,045,424
Commercial real estate	137,892,249	133,494,431
Residential real estate	206,598,206	213,834,818
Consumer	11,899,588	13,058,124
	390,960,106	391,432,797
Deduct:
Allowance for loan losses	3,835,840	3,727,935
Unearned net loan fees	20,474	74,351
Loans held-for-sale	2,411,242	2,363,938
	6,267,556	6,166,224
Net Loans	$384,692,550	$385,266,573

The following is an age analysis of past due loans (including non-accrual) by class:

		90 Days	Total			Over 90 Days
September 30, 2011	30-89 Days	or More	Past Due	Current	Total Loans	and Accruing

Commercial	$667,668	$583,258	$1,250,926	$33,319,137	$34,570,063	$21,824
Commercial real estate	3,066,295	1,025,858	4,092,153	133,800,096	137,892,249	209,506
Residential real estate	2,053,935	2,596,698	4,650,633	199,536,331	204,186,964	828,602
Consumer	92,843	2,869	95,712	11,803,876	11,899,588	1,010
Total	$5,880,741	$4,208,683	$10,089,424	$378,459,440	$388,548,864	$1,060,942

		90 Days	Total			Over 90 Days
December 31, 2010	30-89 Days	or More	Past Due	Current	Total Loans	and Accruing

Commercial	$915,924	$54,376	$970,300	$30,075,124	$31,045,424	$29,446
Commercial real estate	939,910	130,512	1,070,422	132,424,009	133,494,431	94,982
Residential real estate	6,117,292	2,108,870	8,226,162	203,244,718	211,470,880	1,194,477
Consumer	242,742	38,466	281,208	12,776,916	13,058,124	38,466
Total	$8,215,868	$2,332,224	$10,548,092	$378,520,767	$389,068,859	$1,357,371

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

Specific component

     The specific component relates to loans that are impaired.  A specific allowance is established when a loan’s impaired basis is less than the carrying value of the loan.  For all classes of loans, except consumer loans, a loan is considered impaired when, based on current information and events, in management’s estimation it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Impaired loans are loan(s) to a borrower that in aggregate are greater than $100,000 and that are in non-accrual status or are troubled debt restructurings (TDR).  Factors considered by management in determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management evaluates the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and frequency of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

The changes in the allowance for loan losses for the third quarter ended September 30 are summarized as follows:

	2011	2010

Balance at beginning of period	$3,851,369	$3,439,261
Provision for loan losses	287,500	433,334
Recoveries of amounts charged off	39,216	22,975
	4,178,085	3,895,570
Amounts charged off	(342,245)	(189,136)
Balance at end of period	$3,835,840	$3,706,434

The changes in the allowance for loan losses for the nine months ended September 30 are summarized as follows:

	2011	2010

Balance at beginning of year	$3,727,935	$3,450,542
Provision for loan losses	712,500	858,334
Recoveries of amounts charged off	76,335	48,147
	4,516,770	4,357,023
Amounts charged off	(680,930)	(650,589)
Balance at end of period	$3,835,840	$3,706,434

The following summarizes changes in the allowance for loan losses and select loan information, by portfolio segment.

For the third quarter ended September 30, 2011
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses
Beginning balance	$246,567	$1,395,350	$1,965,940	$132,532	$110,980	$3,851,369
Charge-offs	(18,924)	(21,679)	(291,077)	(10,565)	0	(342,245)
Recoveries	1,144	4,241	27,355	6,476	0	39,216
Provisions	51,343	148,745	129,545	615	(42,748)	287,500
Ending balance	$280,130	$1,526,657	$1,831,763	$129,058	$68,232	$3,835,840

For the nine months ended September 30, 2011
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses
Beginning balance	$302,421	$1,391,898	$1,830,816	$151,948	$50,852	$3,727,935
Charge-offs	(22,050)	(21,679)	(562,524)	(74,677)	0	(680,930)
Recoveries	12,665	6,422	27,955	29,293	0	76,335
Provisions	(12,906)	150,016	535,516	22,494	17,380	712,500
Ending balance	$280,130	$1,526,657	$1,831,763	$129,058	$68,232	$3,835,840

Individually evaluated for impairment	$42,100	$104,500	$352,600	$0	$0	$499,200
Collectively evaluated for impairment	238,030	1,422,157	1,479,163	129,058	68,232	3,336,640
Total	$280,130	$1,526,657	$1,831,763	$129,058	$68,232	$3,835,840

Loans
Individually evaluated for impairment	$841,032	$2,834,584	$2,892,878	$0		$6,568,494
Collectively evaluated for impairment	33,729,031	135,057,665	203,705,328	11,899,588		384,391,612
Total	$34,570,063	$137,892,249	$206,598,206	$11,899,588		$390,960,106

		Commercial	Residential
December 31, 2010	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses
Individually evaluated for impairment	$3,700	$51,200	$337,800	$0	$0	$392,700
Collectively evaluated for impairment	298,721	1,340,698	1,493,016	151,948	50,852	3,335,235
Total	$302,421	$1,391,898	$1,830,816	$151,948	$50,852	$3,727,935

Loans
Individually evaluated for impairment	$61,226	$1,145,194	$3,219,911	$0		$4,426,331
Collectively evaluated for impairment	30,984,198	132,349,237	210,614,907	13,058,124		387,006,466
Total	$31,045,424	$133,494,431	$213,834,818	$13,058,124		$391,432,797

Impaired loans by class were as follows:
For the nine months ended September 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized*

With no related allowance recorded
Commercial	$397,993	$400,678	$0	$320,498	$0
Commercial real estate	1,320,096	1,350,647	0	690,234	0
Residential real estate	1,079,821	1,370,967	0	1,262,466	0

With an allowance recorded
Commercial	443,039	443,887	42,100	142,281	0
Commercial real estate	1,514,488	1,517,237	104,500	1,003,954	0
Residential real estate	1,813,057	2,316,927	352,600	1,695,062	0

Total
Commercial	$841,032	$844,565	$42,100	$462,779	$0
Commercial real estate	$2,834,584	$2,867,884	$104,500	$1,694,188	$0
Residential real estate	$2,892,878	$3,687,894	$352,600	$2,957,528	$0
Total	$6,568,494	$7,400,343	$499,200	$5,114,495	$0

For the year ended December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized*

With no related allowance recorded
Commercial	$24,930	$61,460	$0	$106,737	$0
Commercial real estate	0	0	0	494,150	0
Residential real estate	1,138,290	1,527,508	0	1,186,068	0

With an allowance recorded
Commercial	36,296	39,856	3,700	37,300	0
Commercial real estate	1,145,194	1,145,672	51,200	1,158,924	0
Residential real estate	2,081,621	2,303,744	337,800	1,661,441	0

Total
Commercial	$61,226	$101,316	$3,700	$144,037	$0
Commercial real estate	$1,145,194	$1,145,672	$51,200	$1,653,074	$0
Residential real estate	$3,219,911	$3,831,252	$337,800	$2,847,509	$0
Total	$4,426,331	$5,078,240	$392,700	$4,644,620	$0

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

The risk ratings within the loan portfolio by class were as follows:

Total Loans

		Commercial	Residential
September 30, 2011	Commercial	Real Estate	Real Estate	Consumer	Total

Group A	$31,263,167	$121,785,036	$200,493,345	$11,884,313	$365,425,861
Group B	889,433	7,157,279	587,332	0	8,634,044
Group C	2,417,463	8,949,934	5,517,529	15,275	16,900,201
Total	$34,570,063	$137,892,249	$206,598,206	$11,899,588	$390,960,106

Total Loans

		Commercial	Residential
December 31, 2010	Commercial	Real Estate	Real Estate	Consumer	Total

Group A	$28,148,610	$118,056,754	$207,263,295	$12,997,587	$366,466,246
Group B	1,617,895	9,455,795	883,271	0	11,956,961
Group C	1,278,919	5,981,882	5,688,252	60,537	13,009,590
Total	$31,045,424	$133,494,431	$213,834,818	$13,058,124	$391,432,797

Modifications of Loans and TDRs

     A loan is classified as a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider.

     The Company has granted such a concession if it has modified a troubled loan in any of the following ways:

•	Reduced the original contractual interest rate to a rate that is below the current market rate for the borrower;
•	Converted a variable-rate loan to a fixed-rate loan;
•	Extended the term of the loan beyond an insignificant delay;
•	Deferred or forgiven principal in an amount greater than three months of payments; or,
•	Performed a refinancing and deferred or forgiven principal on the original loan.

     An insignificant delay or insignificant shortfall in the amount of payments typically would not require the loan to be accounted for as a TDR.  However, pursuant to regulatory guidance, any delay longer than three months is generally not considered insignificant. The assessment of whether a concession has been granted also takes into account payments expected to be received from third parties, including third-party guarantees, provided that the third party has the ability to perform on the guarantee.

     The Company’s TDRs are principally a result of extending loan repayment terms to relieve cash flow difficulties. The Company has not as a practice reduced interest rates for borrowers below their rate at the time of the restructures, nor has it forgiven principal within the terms of the original restructurings.
     The following tables present TDRs by class for the third quarter and nine months ended September 30, 2011;

For the third quarter ended September 30, 2011
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Troubled debt restructurings
Commercial	3	$317,590	$317,590
Commercial real estate	4	905,279	902,530
Residential real estate	1	106,258	109,413
	8	$1,329,127	$1,329,533

For the nine months ended September 30, 2011
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Troubled debt restructurings
Commercial	9	$824,227	$807,599
Commercial real estate	6	1,202,546	1,193,202
Residential real estate	4	254,049	247,403
	19	$2,280,822	$2,248,204

     The following tables present TDRs within the third quarter and twelve month period ended September 30, 2011 for which there was a payment default during the period;

For the third quarter ended September 30, 2011
	Number of Contracts	Recorded Investment
Troubled debt restructurings
that subsequently defaulted
Commercial	3	$317,590
Commercial real estate	1	414,570
	4	$732,161

For the nine months ended September 30, 2011
	Number of Contracts	Recorded Investment
Troubled debt restructurings
that subsequently defaulted
Commercial	7	$628,224
Commercial real estate	1	414,570
Residential real estate	2	105,801
	10	$1,148,595

     With respect to the calculation of the allowance for loan losses, TDRs are treated as other impaired loans and carry individual specific allocations. These loans are categorized as non-performing, may be past due, and are generally adversely risk rated.  The TDRs that have defaulted under their restructured terms are generally in collection status and their reserve allocation is calculated using the fair value of collateral method.

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

     Amortization expense for the core deposit intangible for the first nine months of 2011 was $319,565.  As of September 30, 2011, the remaining annual amortization expense related to core deposit intangible, absent any future impairment, is expected to be as follows:

2011	$106,521
2012	340,869
2013	272,695
2014	272,695
2015	272,695
Thereafter	545,392
Total core deposit intangible	$1,810,867

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

     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Assets measured at fair value on a recurring basis and reflected in the balance sheet at the dates presented are summarized below:

September 30, 2011	Level 1	Level 2	Total
Assets:
U.S. GSE debt securities	$0	$26,359,450	$26,359,450
U.S. Government securities	4,041,970	1,003,480	5,045,450
U.S. GSE preferred stock	128,375	0	128,375

December 31, 2010
Assets:
U.S. GSE debt securities	$0	$16,313,390	$16,313,390
U.S. Government securities	4,038,740	1,035,946	5,074,686
U.S. GSE preferred stock	42,360	0	42,360

September 30, 2010
Assets:
U.S. GSE debt securities	$0	$17,397,920	$17,397,920
U.S. Government securities	3,034,600	2,045,200	5,079,800
U.S. GSE preferred stock	36,298	0	36,298

Assets measured at fair value on a nonrecurring basis and reflected in the balance sheet at the dates presented are summarized below:

September 30, 2011	Level 2
Assets:
Residential mortgage servicing rights	$1,211,219
Impaired loans, net of related allowance	3,271,384

December 31, 2010
Assets:
Residential mortgage servicing rights	$1,076,708
Impaired loans, net of related allowance	2,870,411
OREO	1,210,300

September 30, 2010
Assets:
Residential mortgage servicing rights	$962,640
Impaired loans, net of related allowance	2,817,020
OREO	1,070,500

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

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2011.  There were no Level 3 financial instruments at September 30, 2011, December 31, 2010, or September 30, 2010.

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

The estimated fair values of the Company's financial instruments were as follows:

	September 30, 2011		December 31, 2010		September 30, 2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$47,759	$47,759	$51,448	$51,448	$17,001	$17,001
Securities held-to-maturity	36,898	37,397	37,441	38,157	53,146	53,734
Securities available-for-sale	31,533	31,533	21,430	21,430	22,514	22,514
Restricted equity securities	4,309	4,309	4,309	4,309	3,907	3,907
Loans and loans held-for-sale, net	387,104	398,640	387,631	397,123	386,228	400,373
Mortgage servicing rights	1,135	1,211	1,077	1,056	946	963
Accrued interest receivable	1,670	1,670	1,790	1,790	1,927	1,927

Financial liabilities:
Deposits	451,163	454,429	438,192	440,913	419,684	422,897
Federal funds purchased and other
borrowed funds	18,010	18,437	33,010	33,250	33,010	33,481
Repurchase agreements	24,091	24,091	19,108	19,108	19,447	19,447
Capital lease obligations	800	800	835	835	846	846
Subordinated debentures	12,887	11,883	12,887	13,155	12,887	12,324
Accrued interest payable	138	138	192	192	202	202

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the above table.

Note 9.  Mortgage Servicing Rights

     The following table shows the changes in the carrying amount of the mortgage servicing rights for the periods indicated:

	September 30,	December 31,	September 30,
	2011	2010	2010

Balance at beginning of year	$1,076,708	$932,961	$932,961
Mortgage servicing rights capitalized	238,117	403,026	203,417
Mortgage servicing rights amortized	(260,597)	(392,233)	(295,124)
Change in valuation allowance	80,888	132,954	104,812
Balance at end of period	$1,135,116	$1,076,708	$946,066

Note 10.  Legal Proceedings

     In the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 11.  Subsequent Event

     The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On September 13, 2011, the Company declared a cash dividend of $0.14 per common share payable November 1, 2011 to shareholders of record as of October 15, 2011.  This dividend, amounting to $655,132, was accrued at September 30, 2011.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended September 30, 2011

    The following discussion analyzes the consolidated financial condition of Community Bancorp. (the “Company”) and its wholly-owned subsidiary, Community National Bank, as of September 30, 2011, December 31, 2010 and September 30, 2010, and its consolidated results of operations for the periods then ended.  The Company is considered a “smaller reporting company” under applicable regulations of the Securities and Exchange Commission (SEC) and is therefore eligible for relief from certain disclosure requirements.  In accordance with such provisions, the Company has elected to provide its audited consolidated statements of income, cash flows and changes in shareholders’ equity for two, rather than three, years.

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

     Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (1) general economic conditions, either nationally, regionally or locally continue to deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services; (2) competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial service industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way as to reduce the Company's margins;  (4) changes in laws or government rules, or the way in which courts and government agencies interpret or implement those laws or rules, increase our costs of doing business or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) changes in the level of nonperforming assets and charge-offs; (7) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (8) changes in consumer and business spending, borrowing and savings habits; and (9) the effect of and changes in the United States monetary and fiscal policies, including the interest rate policies, regulation of the money supply by the Federal Reserve Board, and adverse changes in the credit rating of U.S. government debt.

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

OVERVIEW

     Total assets at September 30, 2011 were $550,721,926 compared to $545,932,649 at December 31, 2010 and $526,913,665 at September 30, 2010, an increase of 0.9% and 4.5%, respectively.  Year over year, the balance sheet grew $23,808,261 and $4,789,277 was since year end.  The growth of the balance sheet was from an increase in cash and loans, offset by a decrease in investments and the sale of other real estate owned.  The growth was funded by an increase in deposits of $31,479,305, or 7.5% year over year and $12,971,072, or 2.96% for the first nine months of 2011.  The increase in deposits year over year was from an increase in core deposit accounts of $33 million, of which $13.5 million was an increase in an account with the Company's trust company affiliate, Community Financial Service Group (CFSG).  While there was an increase in core deposits and an increase in saving accounts of $4.8 million, certificate of deposits (CDs) balances were down $6 million.  Some of the inflow of deposits was used to pay off a $15 million advance with the Federal Home Loan Bank of Boston (FHLBB). The Company believes that the low rate environment and the instability in the stock market have contributed to some of the increases in deposit balances, as maturing CDs are left in non maturing deposit accounts, and they may become volatile as interest rates rise and the market stabilizes.

     Net income for the third quarter of 2011 was $820,624 compared to $787,805 for the third quarter of 2010, an increase of 4.2%, resulting in earnings per common share of $0.17 and $0.16 for the respective quarters.  Net interest income was $4,336,750 for the third quarter of 2011 compared to $4,341,381 for the third quarter of 2010, a decrease of 0.11%.  The historic low interest rate environment has allowed the Company to fund the balance sheet with lower cost funds during the first part of 2011, however, as rates paid on deposits have fallen to such historically low levels, the Company’s ability to further lower its interests costs has become limited, resulting in additional pressure on the net interest spread as the yields on earning assets continue to decline.

     Non interest income for the third quarter was $1,114,448 compared to $1,230,782, a decrease of 9.5%.  While income from interchange fees has increased, loan fees have decreased relative to a decrease in loans sold on the secondary market.  Non interest expenses for the quarter decreased by 1.7% compared to the third quarter last year. Increases in expenses related to collections and non-accrual loans were offset by decreases in FDIC insurance of $73,832 for the comparison period due to a change in the formula used to assess deposit insurance premiums effective April 1, 2011. The new formula assesses premiums based on average consolidated total assets minus average tangible equity, rather than based on domestic deposits.  The new formula, combined with some changes to the assessment rates, resulted in lower premiums for the Company.  The amortization of the core deposit intangible from the 2007 acquisition of LyndonBank continues to decrease with a difference of $26,631 from quarter to quarter.  Also contributing to the increase in net income was the provision for loan losses of $287,500 for the third quarter of 2011 compared to a provision of $433,334 for the same period in 2010, a decrease of 33.7%.  The provision for loan losses for the nine months was $712,500 in 2011 compared to $858,334 in 2010, a decrease of 17.0%.

     Economic and labor market information indicates that the State of Vermont is recovering, however slowly and cautiously.  The impact of Hurricane Irene is still evident in sections of Central Vermont where some towns were cut off from the outside world because of flooding that knocked out bridges and destroyed roadways.  The Company was fortunate to have all its branches and employees unaffected by the storm.  Unfortunately, some of the Company’s customers suffered significant damage from flooding.  One loan in the amount of $1 million was subsequently placed in non accrual status as a result of the damage from the flooding and due to a disruption in business activity. Employers in the manufacturing, professional and business services and tourism industries are reporting significant over-the-year increases in employment.  While these trends are encouraging, it will take time before enough jobs are added to recoup the number of jobs that were lost during the economic downturn.  Particularly hard hit are those who have been unemployed for an extended period of time.  Conditions are generally better than 2010, however of great concern is the rising price of fuel and the impact it will have to the consumer and all sectors of the economy.  The manufacturing industry was hardest hit early in the recession, however reports from two local manufacturers of wood products indicate that production has increased and they have increased work hours for production crews.  In the farming sector, milk prices increased during 2010 and have remained at these levels for the first half of 2011; however production costs are a challenge with the rising cost of fuel and feed.  The 2011 construction season was improved for both commercial and residential contractors, however is likely to slow down for the winter season.  Some commercial contractors continue to work at the local ski resort that is undergoing a major expansion. Tourism activity during the 2011 summer season was good with local hotels reporting stable bookings.  Local real estate agents report that sales have increased across all price points.  Another positive note for the northeastern Vermont market area is the local multi-phase ski area expansion project, referred to above, where construction of two hotels, a hockey arena, an indoor water park and a golf clubhouse are expected to transform the ski resort to a year-round indoor and outdoor recreation destination resort.  The golf clubhouse was open for the summer season and the hockey arena is in its second year of operation.  The indoor water park and the second hotel are scheduled to open in time for the holiday season.  This project is expected to have injected $90 million of construction funding into the local economy utilizing Federal EB5 program capital from foreign investors.

     While there are some signs of a recovery, the recent recession may continue to have a negative impact on the consumer, particularly as it relates to credit performance, which tends to lag economic cycles.  Although the Company saw an increase in past dues and non-performing loans during 2010 while customers struggled to make their mortgage payments due to layoffs, reduced income and high levels of other consumer debt, the situation moderated slightly during the first half of 2011.  The Company considers the level of past dues and delinquencies manageable and the Company’s level of non-performing assets, net of government guarantees, remains well below the Company’s national peer group as defined by the Federal Financial Institutions Examinations Council in the Uniform Bank Performance Report (financial institutions with $500,000,000 to $1,000,000,000 in assets).  These economic factors are considered in assessing the level of the Company’s reserve for loan losses in an effort to adequately reserve for probable losses due to consequences of the recession. As mentioned above, the Company recorded a provision for loan losses of $287,500 in the third quarter of 2011 compared to $433,334 in the second quarter of 2010.

     Implementation continues by the federal banking agencies of the numerous mandates created by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  Most recently, the Federal Reserve Board issued a final rule in July 2011, establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. This rule, Regulation II (Debit Card Interchange Fees and Routing), is required by the Dodd-Frank Act.  Debit card interchange fees are established by payment card networks and ultimately paid by merchants to debit card issuers for each electronic debit transaction. As required by the statute, the final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. This provision regarding debit card interchange fees is effective on October 1, 2011.  This rule is likely to have an adverse impact on bank fee income, even for smaller institutions like the Company that are not directly subject to the rule as competitive pricing pressures in the market place effectively drive down interchange fees for all banks.

     As required by the Dodd-Frank Act, the Federal Reserve repealed its Depression-era Regulation Q, effective July 21, 2011, which had prohibited the payment of interest on demand deposits.  Repeal of the prohibition will likely affect the competitive landscape for deposit-gathering, including possibly resulting in higher interest expense for the Company in order to attract and retain deposits.  The Company expects the extended low rate environment will delay any impact from this change in regulation.

     The regulatory environment continues to increase operating costs and place extensive burden on personnel resources to comply with rules such as Sarbanes-Oxley Act of 2002, the US Patriot Act and the Bank Secrecy Act, the Real Estate Settlement Procedures Act and the Truth in Lending Act.  This burden will only increase in the coming years with the multi-year process of regulatory implementation of the Dodd-Frank Act including mandates from the new Consumer Financial Protection Bureau, which are likely to establish new “best practices” in numerous compliance areas, even for institutions like the Company that are not directly subject to its jurisdiction.  In addition, as with other SEC-registered companies, the Company is now required to prepare, file and make publicly available on its website, its financial information in Xtendible Business Reporting Language (XBRL) format.  This new regulatory mandate will result in additional administrative cost to the Company to ensure ongoing compliance.

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

     On September 13, 2011, the Company's Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable on November 1, 2011 to shareholders of record on October 15, 2011.  The Company is focused on increasing the profitability of the balance sheet, improving expense efficiency, and prudently managing risk, particularly as it pertains to credit in order to remain a well-capitalized bank in this challenging economic environment.

     The following pages describe our third quarter financial results in much more detail. Please take the time to read them to more fully understand the quarter and nine months ended September 30, 2011 in relation to the 2010 comparison periods.  The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes contained in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

RESULTS OF OPERATIONS

    The Company’s net income for the third quarter of 2011 was $820,624, an increase of $32,819 or 4.2% over net income of $787,805 for the third quarter of 2010. This resulted in earnings per common share of $0.17 and $0.16, respectively, for the third quarters of 2011 and 2010.  Net income for the first nine months of 2011 was $2,636,811 compared to $2,459,250 for the same period in 2010, an increase of $177,561 or 7.2%.  This resulted in earnings per common share for the nine month periods of $0.54 for 2011 and $0.51 for 2010.  Core earnings (net interest income) for the third quarter of 2011 decreased slightly, $4,631 or 0.1%, compared to the third quarter of 2010.  Interest income for the third quarter decreased $270,475 or 4.5%, just slightly more than the decrease in interest expense of $265,844 or 16.5%, accounting for the decrease quarter over quarter.  Loans decreased $472,691 or 0.12% from year end while an increase of $939,978 or 0.24% is noted year over year. These moderate changes in the loan portfolio, as well as a decrease in interest rates throughout the comparison periods, contributed to the decrease in interest and fees on loans, the major component of interest income, in both the third quarter and nine month comparison periods.  Net interest income for the first nine months of 2011 increased $18,525 or 0.14% over the first nine months of 2010.  Interest income for the first nine months of 2011 decreased $638,925 or 3.6% while a decrease in interest expense of $657,450 or 13.3% was noted year over year.  Interest expense on deposits, the major component of interest expense, decreased $490,920 or 13.6% between periods, attributable in part to a decrease of $6,180,598 or 4.2% in time deposits as well as a decrease in the rates paid on interest-bearing deposit accounts.  NOW accounts increased $23,185,519 or 24.9% and money market accounts increased $5,778,019 or 8.7%, while the rate paid on these accounts decreased, contributing to the decrease in interest expense on deposits.

     As a result of the 2007 LyndonBank merger, the Company is required to amortize the fair value adjustments of the acquired loans and time deposits against net interest income and the core deposit intangible against non-interest expense.  The loan fair value adjustment was a net premium, creating a decrease in interest income of $16,153 for the third quarter of 2011 compared to a decrease of $11,662 for the third quarter of 2010 and year to date decreases of $47,317 and $44,396, respectively, for 2011 and 2010.  The certificate of deposit fair value adjustment was fully amortized as of December 31, 2010, thus resulting in no earnings impact in the first nine months of 2011, compared to an interest expense of $182,000 for the same period last year.  The amortization of the core deposit intangible amounted to a non-interest expense of $106,522 for the third quarter of 2011, compared to $133,152 for the third quarter of 2010 and year to date non-interest expense of $319,565 for 2011 and $399,456 for 2010.

    Other income, a component of non-interest income, decreased $75,780 or 18.6% for the third quarter of 2011 compared to the third quarter of 2010, while an increase of $207,270 or 15.7% was noted for the first nine months of 2011, compared to the first nine months of 2010.  Fees related to the servicing of loans sold on the secondary market increased $14,535 or 10.8%, for the third quarter of 2011 compared to the same quarter in 2010, and $43,670 or just over 11.0% for the first nine months of 2011 compared to the same period in 2010.  Mortgage servicing rights decreased $117,386 with a net expense of $67,229 recorded for the third quarter of 2011 versus income of $50,157 for the third quarter of 2011, while an increase of $46,770 is noted year over year with income of $59,875 for 2011 compared to $13,105 for 2010.  The volume of loans sold during the third quarter of 2011 was $7,615,257 compared to $10,737,833 for the third quarter of 2010.  This decrease, along with the prolonged low interest rate environment, are both factors of the decrease in the income on mortgage servicing rights for that comparison period.  Income from the Company’s trust and investment management affiliate, CFSG, increased $56,827 or 104.6% for the first nine months of 2011, from $54,347 in 2010 to $111,175 in 2011.  The Company recognized an expense of $10,649 from its Supplemental Executive Retirement Program (SERP) investment assets during the third quarter of 2011 compared to a greater expense totaling $60,767 for the third quarter of 2010, while year over year, income of $92,083 was recognized for the first nine months of 2011, compared to income of $954 for the first nine months of 2010.  Market conditions improved during the first half of 2011, however, but quickly turn around during the third quarter of 2011 as reflected in the shift to an expense for this period.

     Occupancy expense, a component of non-interest expense, increased $77,845 or 3.4% due in part to increases in service contracts and maintenance on buildings, reflecting the increased cost for snow removal earlier in the year.  During the first nine months of 2011, the FDIC insurance expense decreased $129,455 or 27.3% compared to the first nine months of 2010.  As mentioned in the overview, the decrease is due to a change in the formula used to assess deposit insurance premiums effective April 1, 2011.

      Return on average assets (ROA), which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity (ROE), which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.  The Company’s ROA and ROE have remained fairly level over the past year.  The following table shows these ratios annualized for the comparison periods.

For the third quarter ended September 30,	2011	2010

Return on Average Assets	0.58%	0.60%
Return on Average Equity	8.01%	8.19%

For the nine months ended September 30,	2011	2010

Return on Average Assets	0.64%	0.65%
Return on Average Equity	8.78%	8.70%

The following table summarizes the earnings performance and balance sheet data of the Company for the 2011 and 2010 comparison periods.

SELECTED FINANCIAL DATA

Balance Sheet Data	September 30,	December 31,
	2011	2010

Net loans	$387,103,792	$387,630,511
Total assets	550,721,926	545,932,649
Total deposits	451,163,335	438,192,263
Borrowed funds	18,010,000	33,010,000
Total liabilities	510,241,014	506,804,980
Total shareholders' equity	40,480,912	39,127,669

Nine Months Ended September 30,	2011	2010

Total interest income	$17,099,075	$17,738,000
Less:
Total interest expense	4,277,392	4,934,842
Net interest income	12,821,683	12,803,158
Less:
Provision for loan losses	712,500	858,334

Non-interest income	3,853,112	3,649,015
Less:
Non-interest expense	12,988,826	12,975,838
Income before income taxes	2,973,469	2,618,001
Less:
Applicable income tax expense	336,658	158,751

Net Income	$2,636,811	$2,459,250

Per Share Data

Earnings per common share	$0.54	$0.51
Dividends declared per common share	$0.42	$0.36
Book value per common shares outstanding	$8.07	$7.73
Weighted average number of common shares outstanding	4,662,261	4,574,857
Number of common shares outstanding	4,704,676	4,603,188

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

     Tax-exempt income is derived from municipal investments, which comprised the entire held-to-maturity portfolio of $36,898,097 at September 30, 2011, and $53,146,028 at September 30, 2010.

     The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the nine month comparison periods of 2011 and 2010.

For the Nine Months Ended September 30:	2011	2010

Net interest income as presented	$12,821,683	$12,803,158
Effect of tax-exempt income	392,612	500,012
Net interest income, tax equivalent	$13,214,295	$13,303,170

     The following table presents average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the 2011 and 2010 comparison periods.

	For the Nine Months Ended September 30:
		2011			2010
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets

Loans (1)	$390,948,990	$15,998,085	5.47%	$386,040,376	$16,446,720	5.70%
Taxable investment securities	26,217,030	229,612	1.17%	22,910,411	272,026	1.59%
Tax exempt investment securities	35,628,634	1,154,741	4.33%	48,582,239	1,470,623	4.05%
Sweep and interest earning accounts	33,887,918	52,730	0.21%	68,891	228	0.44%
Other investments(4)	4,695,550	56,519	1.61%	975,150	48,415	6.64%
Total	$491,378,122	$17,491,687	4.76%	$458,577,067	$18,238,012	5.32%

Interest-Bearing Liabilities

NOW	$104,526,578	$347,805	0.44%	$79,490,677	$288,801	0.49%
Money market accounts	72,950,935	600,954	1.10%	65,387,032	703,932	1.44%
Savings deposits	60,237,153	85,090	0.19%	55,861,326	128,634	0.31%
Time deposits	142,288,283	2,085,747	1.96%	151,045,760	2,489,149	2.20%

Federal funds purchased andother borrowed funds	19,460,549	266,422	1.83%	34,074,183	404,471	1.59%
Repurchase agreements	21,201,727	110,968	0.70%	19,161,995	136,886	0.96%
Capital lease obligations	816,188	49,713	8.12%	859,500	52,276	8.11%
Junior subordinated debentures	12,887,000	730,693	7.58%	12,887,000	730,693	7.58%
Total	$434,368,413	$4,277,392	1.32%	$418,767,473	$4,934,842	1.58%

Net interest income		$13,214,295			$13,303,170
Net interest spread (2)			3.44%			3.74%
Net interest margin (3)			3.60%			3.88%

(1) Included in gross loans are non-accrual loans with an average balance of $5,008,281 and $4,962,392 for the nine months ended September 30, 2011 and 2010, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses.
(2) Net interest spread is the difference between the average yield on average earning assets and the average rate paid on average interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average earning assets.
(4) Included in other investments is the Company’s FHLBB Stock with an average balance of $3,720,400 and a dividend payout rate of approximately 0.31% per quarter.

     The average volume of earning assets for the first nine months of 2011 increased $32,801,055 or 7.2% compared to the same period of 2010, while the average yield decreased 56 basis points.  The average volume of loans increased $4,908,614 or 1.3%, while the average yield decreased 23 basis points.  Interest earned on the loan portfolio comprised 91.5% of total interest income for the first nine months of 2011 and 90.2% for the 2010 comparison period.  The average volume of sweep and interest earning accounts increased $33,819,027.  Sweep and interest earning assets consists primarily of excess funds held in the Company’s account at the Federal Reserve Bank of Boston (FRBB).  Beginning in 2010, the FRBB began paying interest to financial institutions on balances left in their accounts overnight at a higher rate than that of the Company’s other correspondent banks, causing the Company to leave the funds in this account instead of selling the funds overnight to these other correspondent banks.  Other investments for the 2011 nine month period include FHLBB stock which resumed paying a dividend in the first quarter of 2011, but at a modest level, after not paying dividends for the past two years. The average volume of the tax exempt investment portfolio (classified as held-to-maturity) decreased $12,953,605 or 26.7% between periods, while the average tax equivalent yield increased 28 basis points.  Interest earned on tax exempt investments (which is presented on a tax equivalent basis) comprised 6.6% of total interest income for the first nine months of 2011 compared to 8.1% for the same period in 2010.  The Company has experienced additional competition from other local financial institutions in our municipal market, which is reflected in the decrease of our tax exempt investment portfolio.

     In comparison, the average volume of interest bearing liabilities for the first nine months of 2011 increased $15,600,940 or 3.7% over the 2010 comparison period, while the average rate paid on these liabilities decreased 26 basis points.  The average volume of NOW accounts increased $25,035,901 or 31.5% and money market funds increased $7,563,903 or 11.6% and the average rate paid decreased 5 basis points and 34 basis points, respectively.  The increase in the average volume of interest-bearing liabilities was due in large part to a new NOW account held by the Company’s affiliate, CFSG, which had an average balance of $27,195,272 during the first nine months of 2011. The Company began offering a new money market product, insured cash sweep account (ICS), during the second half of 2010 which during the nine months ended September 30, 2011 carried an average balance of $8,975,493, contributing to the increase in money market funds.  This product has brought in new funds but most of the interest has come from the Company’s CDARS customers looking for alternatives to placing their money in time deposit accounts that are not as liquid.  The average volume of time deposits decreased $8,757,477 or 5.8%, and the average rate paid on time deposits decreased 24 basis points.  The average volume in the CDARS accounts was $13,777,188 at the beginning of 2010 and has decreased to an average volume of $1,114,408 as of September 30, 2011, while the average volume in the ICS product has steadily increased throughout the comparison period to an average volume of $9,901,558 as of September 30, 2011.  The average volume of federal funds purchased and other borrowed funds decreased $14,613,634 or 42.9% from an average volume of $34,074,183 for the first nine months of 2010 to $19,460,549 for the same period in 2011.  As the borrowings have matured, the funds held at our FRBB account were used to pay off these borrowings.

     The prolonged low interest rate environment has resulted in continued pressure on the Company’s net interest spread and margin.  The Company’s earning assets are being replaced and repriced to lower interest rates, while the opportunity to reduce rates on interest-bearing deposits is more limited, which is evident in the decrease of 56 basis points on the average yield on earning assets versus a decrease of only 26 basis points on the average rate paid on interest-bearing liabilities during the first nine months of 2011 compared to the same period last year. The cumulative result of all these changes was a decrease of 30 basis points in the net interest spread and a decrease of 28 basis points in the net interest margin.  Should the economy improve and loan demand increase, the Company is well positioned to redeploy its excess funds held at the FRBB to fund loans which would improve both the net interest spread and net interest margin.  Although loan demand has increased during the third quarter of 2011, it remains at a volume less than favorable causing the Company to invest in more U.S. Government Agencies with yields below those earned from loans, but better than the yield on the FRBB account.

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first nine months of 2011 and 2010 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense

	Variance	Variance
	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$(657,903)	$209,268	$(448,635)
Taxable investment securities	(81,737)	39,323	(42,414)
Tax exempt investment securities	103,634	(419,516)	(315,882)
Sweep and interest earning accounts	(58,795)	111,297	52,502
Other investments	(176,664)	184,768	8,104
Total	$(871,465)	$125,140	$(746,325)

Average Interest-Bearing Liabilities
NOW	$(32,751)	$91,755	$59,004
Money market accounts	(184,444)	81,466	(102,978)
Savings deposits	(53,690)	10,146	(43,544)
Time deposits	(275,020)	(128,382)	(403,402)
Federal funds purchased and other borrowed funds	61,974	(200,023)	(138,049)
Repurchase agreements	(40,564)	14,646	(25,918)
Capital lease obligations	67	(2,630)	(2,563)
Junior subordinated debentures	0	0	0
Total	$(524,428)	$(133,022)	$(657,450)

Changes in net interest income	$(347,037)	$258,162	$(88,875)

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income: The Company's non-interest income decreased $116,334 or 9.5% for the third quarter of 2011 compared to the third quarter of 2010, from $1,230,782 to $1,114,448.  Income from sold loans decreased $78,466 or 36.2% for the third quarter of 2011 compared to the third quarter of 2010 due primarily to a decrease of $66,652 or 28.7% in “point fees and premiums” on sold loans.  Other income decreased $75,780 or 18.6% for the third quarter comparison periods, reflecting a decrease of $117,386 in mortgage servicing rights which was offset in part by an increase of $51,685 in sales of checkbooks.  Service fees increased $34,649 or 6.0% quarter over quarter helping to offset a portion of the other decreases in the components of non-interest income noted here.

     Non-interest income for the first nine months of 2011 increased $204,097 or 5.6% to $3,853,112 compared to $3,649,015 for the first nine months of 2010.  Increases are noted in three of the four components of non-interest income for the year to year comparison periods, with the major increase in other income, including a net increase in mortgage servicing rights of $46,770 year over year and an increase of $44,231 in loan service fee income.  Additionally, the Company recognized increases in income for the first nine months of 2011 of $56,828 from its trust and investment management affiliate, CFSG, and $91,129 from its SERP assets held in rabbi trust, compared to the first nine months of 2010.  Both increases reflect improved stock market conditions between periods.  Service fees increased $61,930 or 3.6% for the first nine months of 2011 compared to the same period in 2010.  The increase in service fees in both comparison periods is attributable to interchange income, which increased $58,479 or 27.8% year over year.  As mentioned in the Overview, the Company could potentially see a decrease in this revenue over the coming year due to the Dodd-Frank Act. Income from sold loans decreased $73,423 or 13.7% year over year, with income totaling $463,048 for the first nine months of 2011 versus $536,471 for the same period in 2010.  This decrease is not however, reflective of a dramatic decrease in volume of loans sold, but is due rather to a decrease in point fees and premiums on sold loans as mentioned above, which amounted to $87,074 year over year.  The volume of loans sold during the first nine months of 2011 was $26,779,989 compared to $27,428,557 in the same period in 2010.

Non-interest Expense: The Company's non-interest expense decreased $73,906 or 1.7% to $4,252,653 for the third quarter of 2011 compared to $4,326,559 for the 2010 comparison period.  Decreases were recorded in salaries and wages of $47,963 or 3.2%, FDIC insurance of $73,832 or 46.7% and the amortization of core deposit intangible associated with the LyndonBank acquisition of $26,630 or 20.0%.  The decrease in salaries and wages for the third quarter of 2011 versus 2010 is attributable to the vacancy of two new loan positions that were anticipated to be filled earlier in the year.  Offsetting a portion of these decreases were increases in occupancy expense of $29,110 or 3.9% and other expenses of $48,906 or just over 4.0%.  The Company recently underwent a Sales and Use Tax audit which resulted in taxes due for the 2010-2011 tax period.  The Company is challenging approximately $80,000 of the amount due, but has accrued $50,000 for the balance.  This accrual was recorded at the end of September 2011 accounting for the increase in other expenses.  Increases are noted in other components of other expense as well as decreases in a few, but most are timing differences in the payment of these expenses.

     Non-interest expense for the first nine months of 2011 increased $12,988 or 0.1% compared to the first nine months of 2010 with expense figures of $12,988,826 and $12,975,838, respectively.  Salaries and wages increased $54,712 or 1.3% from $4,354,779 to $4,409,491 during the year over year comparison periods.  Occupancy expenses increased $77,845 or 3.4% from $2,282,320 to $2,360,165 year over year. This increase was due primarily to maintenance on buildings, which includes heating and snow removal, attributable to the severe weather conditions experienced in the Northeast Kingdom last winter.  Other expenses increased $117,352 or 3.1% accounting for the biggest increase in the components of non-interest expense for the nine month comparison periods.  Telephone expense, a component of other expenses, increased $65,327 or 35.1% during the nine month comparison period, due to the contracts expiring and new contracts in the negotiation process.  The tax expense discussed above is another component of the increase in other expenses along with internal audit fees accounting for $84,480 of the increase for the first nine months of 2011 compared to the same period in 2010.  Amortization of the core deposit intangible decreased $79,891 or 20.0% to $319,565 for the first nine months of 2011 compared to $399,456 for the first nine months of 2010, offsetting a portion of the increases noted above. A decrease of $129,455 or 27.3% was also recorded in FDIC insurance from $474,265 for the first nine months of 2010 compared to $344,810 for the same period in 2011.  The method by which the prepaid FDIC premiums are calculated changed from a deposit based formula to an asset based formula effective April 1, 2011.

     Losses relating to various limited partnership investments for affordable housing in our market area constitute a portion of other expenses.  These losses for the third quarter of 2011 and for the first nine months amounted to $122,147 and $366,440, respectively, compared to losses for the third quarter of 2010 and the first nine months of $123,897 and $371,691, respectively.  These investments provide tax benefits, including tax credits, and are designed to yield between 8% and 10%.  The Company amortizes its investments in these limited partnerships under the effective yield method, resulting in the asset being amortized consistent with the periods in which the Company receives the tax benefit.

APPLICABLE INCOME TAXES

     The provision for income taxes expense increased to $90,421 for the third quarter of 2011 compared to $24,465 for the third quarter of 2010, an increase of $65,956 or 269.6%.  The nine month comparison period includes an expense of $336,658 for 2011 and an expense of $158,751 for 2010, an increase of $177,907 or 112.1%.  This increase is due primarily to the lower proportion of tax exempt income in 2011.  Limited Partnership tax credits for the first nine months of 2011 were $400,554, compared to $401,103 for the first nine months of 2010.

CHANGES IN FINANCIAL CONDITION

     The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	September 30, 2011		December 31, 2010		September 30, 2010
Assets
Loans (gross)*	$390,960,106	70.99%	$391,432,797	71.70%	$390,020,128	74.02%
Securities available-for-sale	31,533,275	5.73%	21,430,436	3.93%	22,514,018	4.27%
Securities held-to-maturity	36,898,097	6.70%	37,440,714	6.86%	53,146,028	10.09%
*includes loans held for sale

	September 30, 2011		December 31, 2010		September 30, 2010
Liabilities
Time deposits	$140,283,376	25.47%	$143,732,098	26.33%	$146,463,974	27.80%
Savings deposits	61,763,381	11.21%	56,461,370	10.34%	56,933,717	10.81%
Demand deposits	60,683,698	11.02%	55,570,893	10.18%	56,816,997	10.78%
Now	116,418,838	21.14%	108,957,174	19.96%	93,233,319	17.69%
Money market accounts	72,014,042	13.08%	73,470,728	13.46%	66,236,023	12.57%
Long-term borrowings	18,010,000	3.27%	33,010,000	6.05%	33,010,000	6.26%

     The Company's loan portfolio decreased $472,691 or 0.12%, from December 31, 2010 to September 30, 2011, and increased $939,978 or 0.24%, from September 30, 2010 to September 30, 2011.  While loan demand remains moderate, most of the loans are long-term fixed rate residential mortgages and are thus being sold to the secondary market to manage interest rate risk.  Securities available-for-sale increased $10,102,839 or 47.1% through purchases from December 31, 2010 to September 30, 2011, and $9,019,257 or 40.1% year over year.  The Company anticipated a much higher loan demand at this point in the year, so as a result the Company has begun purchasing investments to cover future maturities that will occur over the next several months of 2011 and also in hopes of increasing the net interest spread, as the increase in deposits has outstripped loan demand.  Securities held-to-maturity decreased $542,617 or 1.5% during the first nine months of 2011, and decreased $16,247,931 or 30.6% year to year.  The decrease in the held-to-maturity portfolio, which consists entirely of municipal investments, is now reflective of the increased competition for municipal investments as the annual municipal finance cycle mentioned in the last quarterly report has now cycled through with all renewals now accounting for on the balance sheet.

     Total deposits increased $12,971,072 or approximately 3.0% from December 31, 2010 to September 30, 2011 and $31,479,305 or 7.5% from September 30, 2010.  Time deposits decreased $3,448,722 or 2.4% from December 31, 2010 to September 30, 2011 and $6,180,598 or 4.2% from September 30, 2010 to September 30, 2011.  The Company is not aggressively competing for these accounts with other financial institutions, so while some customers are shifting from the CDARS program to the ICS program (based on a money market account), others have either placed their money in savings deposits or other easily accessible accounts; or they have left the Bank entirely for higher yields offered at other financial institutions.  Savings deposits increased $5,302,011 or 9.4% during the first nine months of 2011 and $4,829,664 or 8.5% year to year.  Demand deposits increased $5,112,805 or 9.2% during the first nine months of 2011, compared to an increase of $3,866,701 or 6.8% year to year.  NOW accounts reported an increase during the first nine months of 2011 of $7,461,664 or 6.9% and an increase of $23,185,519 or 24.9% year over year.  The account held by the Company’s affiliate, CFSG which was opened in March, 2010, had an average balance of $27,195,272 for the nine months ended September 30, 2011 compared to $13,213,300 at December 31, 2010 and $10,590,849 at September 30, 2010, contributing to the increase in both comparison periods.  Money market accounts decreased $1,456,686 or approximately 2.0% for the first nine months of 2011 but increased $5,778,019 or 8.7% year over year, reflecting the demand for the new ICS program introduced during the last half of 2010.  Long-term borrowings at September 30, 2011 decreased $15,000,000 or 45.4% compared to both December 31, and September 30, 2010.

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

     The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	September 30, 2011		December 31, 2010
	Total Loans	% of Total	Total Loans	% of Total

Construction & land development	$15,648,181	4.00%	$19,125,953	4.89%
Secured by farm land	10,123,790	2.59%	10,555,596	2.70%
1 - 4 family residential	206,598,206	52.84%	213,834,818	54.61%
Commercial real estate	112,120,278	28.68%	103,812,882	26.52%
Loans to finance agricultural production	1,081,798	0.28%	1,158,201	0.30%
Commercial & industrial loans	33,488,265	8.57%	29,887,223	7.64%
Consumer loans	11,899,588	3.04%	13,058,124	3.34%
Total gross loans	390,960,106	100.00%	391,432,797	100.00%
Deduct:
Reserve for loan losses	3,835,840		3,727,935
Unearned loan fees	20,474		74,351
Loans held-for-sale	2,411,242		2,363,938
	6,267,556		6,166,224
Net loans	$384,692,550		$385,266,573

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

     Specific allocations to the reserve are made for certain impaired loans. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including interest and principal, according to the contractual terms of the loan agreement. Impaired loans are loan(s) to a borrower that in aggregate are greater than $100,000 and that are in non-accrual status, including non-accrual troubled debt restructurings (TDR).  The Company will review all the facts and circumstances surrounding non-accrual and TDR loans and on a case-by-case basis may consider loan(s) below the threshold as impaired when such treatment is material to the financial statements.  The Company reviews all the facts and circumstances surrounding non-accrual and TDR loans and on a case-by-case basis and may consider loan(s) below the threshold as impaired when such treatment is material to the Company's financial statements. Commercial and commercial real estate loans are generally placed in non-accrual status when there is deterioration in the financial position of the borrower, payment in full of principal and interest is not expected, and/or principal or interest has been in default for 90 days or more. However, such a loan need not be placed in non-accrual status if it is both well secured and in the process of collection.  Residential mortgages and home equity loans are considered for non-accrual status at 90 days past due and are evaluated on a case by case basis to assure that the Company’s net income is not materially overstated. The Company obtains current property appraisals or market value analysis and considers the cost to carry and sell collateral in order to assess the level of specific allocations required. Consumer loans are generally not placed in non-accrual but are charged off by the time they reach 120 days past due.

     A portion of the allowance (termed "unallocated") is established to absorb inherent losses that exist as of the valuation date although not specifically identified through management's process for estimating credit losses.  While the allowance is described as consisting of separate allocated portions, the entire allowance is available to support loan losses, regardless of category.

     The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure. As a result of the recession that began in 2008, the Company experienced increasing trends in delinquencies and the levels of non-performing loans and criticized and classified assets, consistent with the length and depth of the most recent economic recession and the current measured recovery. Accordingly, during 2009 the Company had carried the maximum qualitative factor adjustment for economic conditions and started slowly decreasing that factor during the first half of 2011. The factors for trends in delinquency and non-accrual loans and criticized and classified assets had leveled off during the first half of 2011as the economic recovery took hold, but have seen third quarter increases related to the sluggish pace of the economic recovery. The lack of national economic stimulus funding in 2011 is translating into a slow and measured reversal of the negative trends experienced in the loan portfolio since the onset of the 2008 recession.

     The Company’s non-performing assets increased $1,201,743 or 17.2% during the first nine months of 2011 from $6,994,002 at December 31, 2010 to $8,195,745 as of September 30, 2011. The increase is attributable to several factors principally taking place during the third quarter, including the non-accrual status of a larger CRE loan impacted by the flooding of hurricane Irene, the troubled debt restructure of a struggling commercial relationship, and the recognition of three additional commercial troubled debt restructurings as a result of the look back required by accounting standards.

     The Company’s non-accruing loans increased $2,708,472 or 61.2% during the first nine months from $4,426,331 at December 31, 2010 to $7,134,803 as of September 30, 2011. Specific allocations to the reserve increased for the same period, from $392,700 to $499,200 largely due to the new allocations made for the new commercial and commercial real estate non-performing loans. Non-accrual loans include 17 loans totaling $3,778,606 classified as TDR’s, up from $2,795,588 at December 31, 2010. The increase in TDR balances is principally due to the recognition of loan modifications as TDR’s. Regulatory agencies have provided recent guidance indicating that in periods of market deterioration, declining housing prices and tightening credit standards, that most loan modifications should be considered TDR’s. The Company has recognized twenty-two additional modified loans as TDR’s since December 31, 2010, thirteen that are in non-accrual status.  The remaining TDR’s are performing as agreed.  The impaired portfolio mix as of September 30, 2011 includes approximately 44% residential real estate, 43% commercial real estate, and 13% in commercial or installment loans not secured by real estate, compared to 73%, 26%, and 1%, at December 31, 2010.

     The Company is not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

     At December 31, 2010 the OREO balance was $1,210,300 which consisted of four residential properties, one commercial property and the former LyndonBank branch property in Derby, Vermont.  During the first nine months of 2011, the Company sold all of these properties and another residential property that was carried in OREO for less than one month.  Proceeds from the sale of these properties amounted to $1,324,088.

      The Company is committed to a conservative lending philosophy and maintains high credit and underwriting standards. As of September 30, 2011, the Company maintained a residential loan portfolio of $206,598,206 compared to $213,834,818 as of December 31, 2010 and a commercial real estate portfolio (including construction, land development and farm land loans) of $137,892,249 as of September 30, 2011 and $133,494,431 as of December 31, 2010, together accounting for approximately 88% of the total loan portfolio at September 30, 2011 and December 31, 2010.

     The residential mortgage portfolio makes up the largest segment of the loan portfolio and as a result of the severity and depth of the recent recession it has recently seen the greatest degree of collection and foreclosure activity and losses. The Company however, has not experienced delinquencies and losses to the extent of national peers as the Company maintains a mortgage loan portfolio of traditional mortgage products and has not engaged in higher risk loans such as option ARM products, high loan-to-value products, interest only mortgages, sub prime loans and products with deeply discounted teaser rates. In areas of the country where such risky products were originated, borrowers with little or no equity in their property have been defaulting on mortgages they can no longer afford, and walking away from those properties as real estate values have fallen precipitously.  While real estate values have declined in the Company’s market area, the sound underwriting standards historically employed by the Company have mitigated the trends in defaults and property surrenders experienced elsewhere.  In addition, the Company’s market area did not experience the pre-recession run up in real estate values to the same extent as other parts of the country and, consequently, local real estate values, though generally lower than pre-recession levels, have not fallen as precipitously.  Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (PMI).  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  Junior lien home equity products make up 23% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The residential mortgage portfolio has performed well in light of the depth of the recent recession and the slow recovery.

     Risk in the Company’s commercial and commercial real estate loan portfolios is mitigated in part by using government guarantees issued by federal agencies such as the US Small Business Administration and USDA Rural Development. At September 30, 2011 the Company had $22,385,021 in guaranteed loans, compared to $22,074,715 at December 31, 2010.

The following table summarizes the Company's loan loss experience for the nine months ended September 30,

	2011	2010

Loans outstanding end of period	$390,960,106	$390,020,128
Average loans outstanding during period	$390,948,990	$386,040,376
Non-accruing loans end of period	$7,134,803	$4,616,582

Loan loss reserve, beginning of period	$3,727,935	$3,450,542
Loans charged off:
Residential real estate	(562,524)	(402,441)
Commercial real estate	(21,679)	(148,605)
Commercial loans not secured by real estate	(22,050)	(32,266)
Consumer loans	(74,677)	(67,277)
Total loans charged off	(680,930)	(650,589)
Recoveries:
Residential real estate	27,955	4,065
Commercial real estate	6,422	7,104
Commercial loans not secured by real estate	12,665	9,033
Consumer loans	29,293	27,945
Total recoveries	76,335	48,147
Net loans charged off	(604,595)	(602,442)
Provision charged to income	712,500	858,334
Loan loss reserve, end of period	$3,835,840	$3,706,434

Net charge offs to average loans outstanding	0.155%	0.156%
Provision charged to income as a percent of average loans	0.182%	0.222%
Loan loss reserve to average loans outstanding	0.981%	0.960%
Loan loss reserve to non-accruing loans *	53.762%	80.285%

*The percentage includes two loans that were transferred to non-accrual status during the first quarter of 2010 carrying 90% guarantees by USDA Rural Development which, if the guaranteed portion were deducted, would increase the coverage to 62.4% as of September 30, 2011 and 102.4% as of September 30, 2010.

     Given loan portfolio trends and the recent recession and measured recovery, the provision for loan losses was $287,500, including an additional provision of $245,833, for the quarter ended September 30, 2011 compared to $433,334, including an additional provision of $391,667, for the quarter ended September 30, 2010. The increase in both periods was attributable not only to net charge offs during the quarters, but also to increases in the level of specific allocations associated with impaired loans.  Net charge offs during the third quarter of 2011 totaled $303,029, compared to $166,162 for the same period last year. The higher level of 2011 charge off activity is attributable largely to the resolution of several non-performing loans and the further write-down of a real estate secured loan.  Management will continue to monitor the activity of non-performing loans, carefully assess the reserve requirement and adjust the provision in future periods as circumstances warrant. The Company has an experienced collections department that continues to actively work with borrowers to resolve problem loans.

Non-performing assets for the comparison periods were as follows:

	September 30, 2011		December 31, 2010
		Percent		Percent
	Balance	of Total	Balance	of Total

Non-accrual loans:
Commercial loans	$917,328	11.19%	$61,226	0.88%
Commercial real estate	2,911,034	35.52%	1,145,194	16.37%
Residential real estate	3,306,441	40.34%	3,219,911	46.04%
Total	7,134,803	87.05%	4,426,331	63.29%

Loans past due 90 days or more and still accruing:
Commercial loans	21,824	0.27%	29,446	0.42%
Commercial real estate	209,506	2.56%	94,982	1.36%
Residential real estate	828,602	10.11%	1,194,477	17.08%
Consumer	1,010	0.01%	38,466	0.55%
Total	1,060,942	12.95%	1,357,371	19.41%

Other real estate owned	0	0.00%	1,210,300	17.30%

Total	$8,195,745	100.00%	$6,994,002	100.00%

Market Risk - In addition to credit risk in the Company’s loan portfolio and liquidity risk in its loan and deposit-taking operations, the Company’s business activities also generate market risk.  Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices.  Declining capital markets can result in fair value adjustments necessary to record decreases in the value of the investment portfolio for other-than-temporary-impairment.  The Company does not have any market risk sensitive instruments acquired for trading purposes.  The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, and deposit taking activities. During times of recessionary periods, a declining housing market can result in an increase in loan loss reserves or ultimately an increase in foreclosures.  Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to loan prepayment risks, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product.  Changes in the interest rate environment also affect the valuation and yields earned on investment securities.  The deterioration of the economy and disruption in the financial markets during recent years may heighten the Company’s market risk.  As discussed above under "Interest Rate Risk and Asset and Liability Management", the Company actively monitors and manages its interest rate risk through the ALCO process.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first nine months of 2011, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

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

     The Company generally requires collateral or other security to support financial instruments with credit risk.  The Company's financial instruments or commitments whose contract amount represents credit risk as of September 30, 2011 were as follows:

Contract or
-Notional Amount-

Unused portions of home equity lines of credit	$20,334,239
Other commitments to extend credit	40,797,625
Residential construction lines of credit	1,232,538
Commercial real estate and other construction lines of credit	3,767,351
Standby letters of credit and commercial letters of credit	1,544,210
Recourse on sale of credit card portfolio	398,200
MPF credit enhancement obligation, net (See Note 16)	1,923,820

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

     In order to attract deposits, the Company has from time to time taken the approach of offering deposit specials at competitive rates, in varying terms that fit within the balance sheet mix.  The strategy of offering specials is meant to provide a means to retain deposits while not having to reprice the entire deposit portfolio.  The Company recognizes that with increasing competition for deposits, it may at times be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits purchased through the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network provide an alternative funding source when needed.  Such deposits are generally considered a form of brokered deposits.  In addition, two-way CDARS deposits allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members.  At September 30, 2011 and December 31, 2010, the Company reported $1,313,834 in CDARS deposits, representing exchanged deposits with other CDARS participating banks.  The Company did not have any “one way” CDARS deposits as of either date.

     In 2009 the Company established a borrowing line with the FRBB to be used as a contingency funding source.  For this Borrower-in-Custody arrangement, the Company pledged eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available line of $67,865,212 and $70,695,535, respectively at September 30, 2011 and December 31, 2010.  Credit advances in the FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 75 basis points.  At September 30, 2011 and December 31, 2010, the Company had no outstanding advances against this line.

     The Company has an unsecured Federal Funds line with the FHLBB with an available balance of $500,000 at September 30, 2011 and December 31, 2010.  Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.  As of September 30, 2011 and December 31, 2010, additional borrowing capacity of approximately $76,744,834 and $85,552,034, respectively, was available through the FHLBB secured by the Company's qualifying loan portfolio (generally, residential mortgages).

     The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	September 30,	December 31,	September 30,
	2011	2010	2010
Long-Term Advances
FHLBB term borrowing, 2.13% fixed rate, due January 31, 2011	$0	$10,000,000	$10,000,000
FHLBB Community Investment Program borrowing, 7.67% fixed
rate, due November 16, 2012	10,000	10,000	10,000
FHLBB term borrowing, 1.00% fixed rate, due January 27, 2012	6,000,000	6,000,000	6,000,000
FHLBB term borrowing, 1.71% fixed rate, due January 27, 2013	6,000,000	6,000,000	6,000,000
FHLBB term borrowing, 2.72% fixed rate, due January 27, 2015	6,000,000	6,000,000	6,000,000
	18,010,000	28,010,000	28,010,000
Short-Term Advances
FHLBB term borrowing, 0.39% fixed rate, due January 19, 2011	0	5,000,000	5,000,000

Total Borrowings	$18,010,000	$33,010,000	$33,010,000

     Under a separate agreement, the Company has the authority to collateralize public unit deposits up to its FHLBB borrowing capacity ($76,744,834 and $85,552,034 at September 30, 2011 and December 31, 2010, respectively, less outstanding advances) with letters of credit issued by the FHLBB.  The Company offers a Government Agency Account to the municipalities collateralized with these FHLBB letters of credit.  At September 30, 2011 and December 31, 2010, approximately $19,350,000 and $40,550,000, respectively, of qualifying residential real estate loans was pledged as collateral to the FHLBB for these collateralized governmental unit deposits.  The large variance in the balances reflects the municipal finance cycle.

     On September 13, 2011, the Company declared a cash dividend of $0.14 on common stock payable on November 1, 2011, to shareholders of record as of October 15, 2011, which was accrued in the financial statements at September 30, 2011.

     The following table illustrates the changes in shareholders' equity from December 31, 2010 to September 30, 2011:

Balance at December 31, 2010 (book value $7.92 per common share)	$39,127,669
Net income	2,636,811
Issuance of stock through the Dividend Reinvestment Plan	719,040
Dividends declared on common stock	(1,954,606)
Dividends declared on preferred stock	(140,625)
Change in unrealized gain on available-for-sale securities, net of tax	92,623
Balance at September 30, 2011 (book value $8.07 per common share)	$40,480,912

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  The Company’s Series A non-cumulative preferred stock ($2,500,000 liquidation preference) is includable without limitation in its Tier 1 capital.  For 2010 and prior annual and quarterly periods the Company’s trust preferred junior subordinated debentures were includable in Tier 1 capital up to 25% of core capital elements, with the balance includable in Tier 2 capital.

     In accordance with changes in the regulatory requirements for calculating capital ratios, beginning March 31, 2011, the Company is required to deduct the amount of goodwill, net of deferred tax liability ($2,061,772 at September 30, 2011), for purposes of calculating the amount of trust preferred junior subordinated debentures includable in Tier 1 capital ($10,312,482).  Under the previous calculation method, the entire amount of trust preferred junior subordinated debentures ($12,887,000) would have been includable in the Company’s Tier 1 capital, which would have resulted in a ratio of Tier 1 capital to risk-weighted assets of 11.47% and a ratio of Tier 1 capital to average assets of 7.93%.  Management believes, as of September 30, 2011, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     As of September 30, 2011 the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded applicable consolidated regulatory capital guidelines.

     The regulatory capital ratios of the Company and its subsidiary as of September 30, 2011 and December 31, 2010 exceeded regulatory guidelines and are presented in the following table.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2011:
Total capital (to risk-weighted assets)
Company	$45,731	12.54%	$29,168	8.00%	N/A	N/A
Bank	$44,913	12.34%	$29,111	8.00%	$36,389	10.00%

Tier I capital (to risk-weighted assets)
Company	$39,256	10.77%	$14,584	4.00%	N/A	N/A
Bank	$41,012	11.27%	$14,556	4.00%	$21,833	6.00%

Tier I capital (to average assets)
Company	$39,256	7.44%	$21,105	4.00%	N/A	N/A
Bank	$41,012	7.78%	$21,081	4.00%	$26,351	5.00%

As of December 31, 2010:
Total capital (to risk-weighted assets)
Company	$43,942	12.33%	$28,505	8.00%	N/A	N/A
Bank	$43,364	12.20%	$28,439	8.00%	$35,549	10.00%

Tier I capital (to risk-weighted assets)
Company	$40,187	11.28%	$14,253	4.00%	N/A	N/A
Bank	$39,610	11.14%	$14,220	4.00%	$21,329	6.00%

Tier I capital (to average assets)
Company	$40,187	7.52%	$21,376	4.00%	N/A	N/A
Bank	$39,610	7.42%	$21,345	4.00%	$26,681	5.00%

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

     Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of September 30, 2011, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of September 30, 2011 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information as to purchases of the Company’s common stock during the quarter ended September 30, 2011, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum Number of
			Total Number of	Shares That May Yet
	Total Number	Average	Shares Purchased	Be Purchased Under
	of Shares	Price Paid	as Part of Publicly	the Plan at the End
For the period:	Purchased(1)(2)	Per Share	Announced Plan	of the Period

July 1 – July 31	3,200	$9.75	N/A	N/A
August 1 – August 31	6,600	9.75	N/A	N/A
September 1 – September 30	0	0.00	N/A	N/A
Total	9,800	$9.75	N/A	N/A

(1)  All 9,800 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the third quarters and nine months ended September 30, 2011 and 2010, (iii) the unaudited consolidated statements of cash flows and (iv) related notes, tagged as blocks of text.*  **

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

COMMUNITY BANCORP.

DATED: November 14, 2011	/s/ Stephen P. Marsh
Stephen P. Marsh, Chairman, President
& Chief Executive Officer

DATED: November 14, 2011	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)