Form 10-K
period 2011-12-31
COMMUNITY BANCORP /VT
filed 2012-03-27
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
YES (X)     NO (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES (X)     NO (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ( )		Accelerated filer ( )
Non-accelerated filer ( )	(Do not check if a smaller reporting company)	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES (  )     NO(X)

As of June 30, 2011 the aggregate market value of the voting stock held by non-affiliates of the registrant was $38,771,090, based on a per share trade price of $9.11, as reported on the OTC Bulletin Board® on June 29, 2011.  For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant.  However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 4,727,721 shares outstanding of the issuer's class of common stock as of the close of business on March 26, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 2011 are incorporated by reference to Part I of this Report.
Portions of the Annual Report to Shareholders for the year ended December 31, 2011 are incorporated by reference to Part II of this report.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2012 are incorporated by reference to Part III of this report.

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

Community National Bank provides a broad range of retail banking services to the residents, businesses, and municipalities in northeastern and central Vermont.  These services include checking, savings and time deposit accounts, mortgage, consumer, municipal and commercial loans, safe deposit and night deposit services, ACH, wire transfer services, automatic teller machine (ATM) facilities, credit card services, 24 hour telephone banking, remote deposit and internet banking.  Additionally, the Bank maintains cash machines at 10 third party business locations in the counties of Orleans, Washington, Caledonia and Franklin.  The Company focuses on establishing and maintaining long-term relationships with customers and is committed to providing for the financial services needs of the communities it serves.  In particular, the Company continues to emphasize its relationships with individual customers and small-to-medium-sized businesses.  The Company actively evaluates the banking needs of its markets, including low- and moderate-income areas, and offers products that are responsive to the needs of its customer base.  The markets served by the Company provide a mix of real estate, commercial and industrial, municipal and consumer lending opportunities, as well as a stable core deposit base.  Additional information about our business, including the Company’s deposit-taking activities, lending activities and credit and risk management policies, is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report to Shareholders for 2011 filed as Exhibit 13 to this Report and is incorporated herein by reference.

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

In 2007, the Company formed CMTV Statutory Trust I (the "Trust"), a Delaware statutory business trust, for the purpose of issuing $12.5 million of trust preferred securities and lending the proceeds to the Company.  This funding provided a portion of the cash consideration paid by the Company in the acquisition of LyndonBank and provided additional regulatory capital.  The Trust is a variable interest entity for which the Company is not the primary beneficiary, within the meaning of applicable accounting standards.  Accordingly, the Trust is not consolidated with the Company for financial reporting purposes.

In 2011, the Company formed a limited liability company (“LLC”) to facilitate its purchase of federal New Markets Tax Credits (“NMTCs”) under an investment structure designed by a local community development entity.  The LLC is a variable interest entity for which, in the context of the overall NMTC structure, the Company is not the primary beneficiary, within the meaning of applicable accounting standards.  Accordingly, the LLC is not consolidated with the Company for financial reporting purposes.

Competition

All of the Bank's offices are located in northern and central Vermont.  The Bank’s main office is located in Derby, in Orleans County.  In addition to its main office, the Bank has four other banking offices in Orleans County, one office in Essex County, four offices in Caledonia County, two offices in Washington County and one office each in Franklin and Lamoille Counties.

The Bank competes in all aspects of its business with other banks and credit unions in northern and central Vermont, including three of the largest banks in the state, which maintain branch offices throughout the Bank's service area.  Historically, competition in Orleans and Essex Counties has come primarily from two of the largest banks in the state, People’s United Bank, FSB based in Bridgeport, Connecticut and TD Bank, N.A., a subsidiary of Toronto Dominion (based in Toronto, Ontario), based in Portland, Maine and Cherry Hill, New Jersey.  People’s United Bank (formerly Chittenden Bank) maintains a branch office in Newport, and TD Bank, N.A. maintains branch offices in Barton, Orleans, and St. Johnsbury.  The Bank also competes in Orleans County with one local bank, Passumpsic Savings Bank, based in St. Johnsbury with a branch in Newport, and with three local credit unions, Orlex Credit Union and Border Lodge Credit Union, both based in Newport, and North Country Federal Credit Union, based in South Burlington.  The Bank's primary competitors in Caledonia County are Passumpsic Savings Bank, Union Bank based in Morrisville, TD Bank, N.A., Northern Lights Federal Credit Union, based in St. Johnsbury, Vermont State Employees Credit Union, based in Montpelier, Burlington-based Merchants Bank, the largest Vermont-based bank, and North Country Federal Credit Union.  In Washington County, the Bank competes with Merchants Bank, People’s United Bank and TD Bank, N.A, as well as Northfield Savings Bank, based in Northfield, Key Bank, based in Ohio, Citizens Bank Vermont, based in Rhode Island, Vermont State Employees Credit Union, North Country Federal Credit Union, and Granite Hills Credit Union, based in Barre.  In Franklin County, the Bank competes with Peoples Trust Company, based in St. Albans, TD Bank, N.A., People’s United Bank, Citizens Bank Vermont, Key Bank, Merchants Bank, and Union Bank.  In Lamoille County the Bank’s competitors are Union Bank, TD Bank, People’s United Bank and Merchants Bank.

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

Competition from the tax-exempt credit union industry has also intensified in recent years.  Three of the Bank’s credit union competitors, including the largest state-chartered Vermont credit union, Vermont State Employees Credit Union, have converted in recent years from an employment based common bond to a community common bond, thereby significantly increasing their fields of membership in the Bank’s market areas.  Similarly, another of the Bank's credit union competitors, which previously had an employment based common bond, merged in 2009 into a much larger credit union which has a community common bond.  At the same time, regulatory changes in the credit union industry, including passage in 2005 of a comprehensive Vermont credit union modernization statute, have steadily increased the financial services and products that credit unions are authorized to offer, such as small business lending and products for non-profit organizations, resulting in increased competition for the Bank from this tax exempt sector of the financial services industry.

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

Employees

As of December 31, 2011, the Company did not have any employees at the holding company level.  However, as of such date, the Bank employed 136 full-time employees and 21 part-time employees.  Management of the Bank considers its employee relations to be good.

Regulation and Supervision

The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies and banks, to which the Company and the Bank are subject.  Regulation of banks and bank holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund (the “DIF”) of the FDIC, rather than for the protection of shareholders and creditors.
The Company’s earnings are affected by general economic conditions, management policies, changes in state and federal laws and regulations and actions of various regulatory authorities, including those referred to below.  Banking is a highly regulated business and proposals to change the laws and regulations to which the Company and the Bank are subject are frequently introduced at both the federal and state levels.  The likelihood and timing of any such changes and the impact such changes may have on the Company and the Bank are impossible to predict with any certainty.

The following summary does not purport to be complete and is qualified by reference to the particular statutes and regulations.

Financial Regulatory Reform.  On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  The Dodd-Frank Act represents a comprehensive revision and restructuring of many aspects of financial services industry regulation and impacts practically all aspects of a banking organization.  Implementation of the Dodd-Frank Act continued throughout 2011, including through various agency rulemakings.  Many of the provisions of the Dodd-Frank Act are designed to reduce systemic risk from large, complex “systemically significant” financial institutions, and thus do not apply to a smaller banking organization such as the Company.  Nevertheless, certain of its provisions do directly apply to the Company and others will indirectly impact its operations, as the Dodd-Frank Act reshapes the financial services environment for many years to come.

Among the changes and reforms of the Dodd-Frank Act are provisions:

•
Granting new powers to the Federal Reserve to monitor the systemic safety of the financial system and to take proactive steps to reduce or eliminate threats, including imposing strict controls on large, systemically significant bank and non-bank financial holding companies;

•
Establishing a new independent agency, the Consumer Financial Protection Bureau (“CFPB”), with centralized responsibility for implementing and (with respect to large organizations) enforcing and examining compliance with federal consumer financial laws.  Although the CFPB does not have enforcement or examination authority over smaller banking organizations such as the Company, its regulatory standards and mandates will ultimately affect all financial service providers;

•
Applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, savings and loan holding companies and systemically important non-bank financial companies on a consolidated basis.  These changes prohibit the use of additional trust preferred securities as Tier 1 capital, but the Company’s existing trust preferred securities are grandfathered;

•
Requiring debit card interchange transaction fees charged by large financial institutions to be reasonable and proportional to the cost incurred by the issuer for the transaction.  The Federal Reserve adopted regulations during 2011 establishing such fee standards, eliminating exclusivity arrangements between issuers and networks for debit card transactions and limiting restrictions on merchant discounting for use of certain payment forms and minimum or maximum amount thresholds as a condition for acceptance of credit cards.  Although smaller institutions such as the Company are not subject to the interchange fee restrictions, it is possible that, over time, competitive pricing pressures in the marketplace may operate to make the restrictions applicable to them by default;

•
Requiring public companies to periodically seek a “say on executive pay” vote of shareholders, and in some circumstances, a “say on golden parachute” vote of shareholders.  As a smaller reporting company, applicability of the say on executive pay vote requirement is delayed for the Company until 2013;

•	Allowing depository institutions to pay interest on demand deposits effective July 21, 2011;

•	Establishing by statute the Federal Reserve’s “source of strength” doctrine mandating holding company financial support of subsidiary insured depository institutions;

•	Eliminating state restrictions on de novo interstate branching;

•
Establishing new requirements related to mortgage lending, including prohibitions against payment of steering incentives and provisions relating to underwriting standards, disclosures, appraisals and escrows;

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

 While the Dodd-Frank Act became law on July 22, 2010, many of its provisions did not become effective until July 21, 2011 and many require additional rulemaking and further studies for implementation.  Regulations for a number of key provisions of the Dodd-Frank Act have not yet been promulgated by the applicable federal regulators.  The Company will continue to monitor the impact of implementation of this significant legislation.

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

The Federal Reserve capital guidelines limit the amount of restricted core elements that a bank holding company may include in Tier 1 capital. Until March 31, 2011, the aggregate amount of restricted core elements consisting of certain preferred stock and qualifying trust preferred securities that were includable in Tier 1 capital was limited to 25%.  Beginning March 31, 2011, the aggregate amount of all restricted core capital elements that may be included by a bank holding company as Tier 1 capital may not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability.

The excess of restricted core capital not included in Tier 1 may generally be included in the Tier 2 capital calculation. However, beginning March 31, 2011, the aggregate of excess qualifying trust preferred securities and other excess restricted core capital elements that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Amounts of these instruments in excess of this limit, although not included in Tier 2 capital, will be taken into account by the Federal Reserve in its overall assessment of a bank holding company’s funding and financial condition.

As of December 31, 2011, the Company had consolidated regulatory capital at the level required to be considered well capitalized.  As of such date, the Company had a total consolidated capital to risk-weighted assets ratio of 12.50%, a Tier 1 capital to risk-weighted assets ratio of 10.78%, and a leverage ratio of 7.28%.

As noted above, the Dodd-Frank Act requires the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  As an example, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets.  In accordance with this grandfather provision, the Company will be permitted to continue to include the proceeds of its trust preferred securities (issued in 2007) in its Tier 1 capital.  However, as a result of the Dodd-Frank Act, in the future it will not be able to raise additional Tier 1 capital through the issuance of new trust preferred securities.

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

Implementation of Gramm-Leach-Bliley has resulted in an increase in the number and type of institutions engaging in the same or similar financial activities as those of the Company and the Bank, thereby creating a more competitive financial services environment generally.  However, management of the Company believes that Gramm-Leach-Bliley has thus far had a more significant competitive impact on larger institutions, such as regional and national holding companies and banks, than on community-based institutions serving largely rural populations, such as the Company and the Bank, which are engaged primarily in traditional banking activities and have a stronger local marketing focus.

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

Interstate Banking and Branching.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorized interstate mergers and permitted a bank holding company to acquire banks in states other than its home state, without regard to the permissibility of such acquisitions under state law, but subject to certain state law requirements.  As noted above, the Dodd-Frank Act effectively eliminated the remaining state law limitations on de novo interstate banking.  Interstate branching generally heightens the competitive environment for financial services and, although it is difficult to predict with any certainty, it is likely that the trend toward increasing competition will continue in the future.  As of December 31, 2011, the Company did not maintain any interstate branches.

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

As of December 31, 2011, Community National Bank was considered "well capitalized" under FDICIA’s regulatory capital requirements.

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

Deposit Insurance.  The deposits of the Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF.  The FDIC imposes a risk-based deposit premium assessments system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) and further amended by the Dodd-Frank Act.  Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities.  To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings.  In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings.  The assessment rate schedule can change form time to time, at the discretion of the FDIC, subject to certain limits.  On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the depleted insurance fund.  The FDIC has published guidelines under the Reform Act on the adjustment of assessment rates for certain institutions.  Under the current system, premiums are assessed quarterly.  In addition, all FDIC insured depository institutions are required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

The Dodd-Frank Act changed the assessment formula for determining deposit insurance premiums and modified certain insurance coverage provisions of the FDIA.  In February 2011, the FDIC finalized new rules which redefined the base for FDIC insurance assessments from the amount of insured deposits to “average consolidated total assets less average tangible equity.”  A new rate schedule and other revisions to the assessment rules became effective April 1, 2011, and were used to calculate the June 2011 assessments which were due in September 2011.  The Bank’s total FDIC insurance assessment for 2011 was $439,306.

The Dodd-Frank Act also permanently increased from $100,000 to $250,000 the maximum per depositor FDIC insurance amount and extended to December 31, 2012 the temporary unlimited deposit insurance coverage on noninterest bearing transaction accounts.  The temporary unlimited deposit insurance coverage was subsequently extended to IOLTAs.

Brokered Deposits. Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits without prior approval of the FDIC unless it is well capitalized under the FDICIA's prompt corrective actions guidelines. In January of 2003, the Company entered into an agreement with Promontory Interfinancial Network (PIN) making it possible to offer our customers insurance protection for their deposits in excess of FDIC limits.  This Certificate of Deposit Account Registry Service (CDARS) uses a deposit-matching engine to match CDARS deposits in other participating banks, dollar- for-dollar.  This product is designed to enhance customer attraction and retention, build deposits and improve net interest margins, while providing additional FDIC coverage to customers.  Promontory also offers member banks an opportunity to participate with one-way orders.  Banks can either accept deposits as a surplus bank or place deposits in CDARS offered by banks seeking funding without matching funds.  In June of 2010, the Company added Promontory’s Insured Cash Sweep (ICS) account to the deposit-matching products available to customers through PIN.  The PIN provides the Company an alternative source of funding or investment opportunities, while at the same time increasing the level of FDIC insurance available to deposit customers.  The Company’s Asset, Liability and Funds Management Policy limits the use of brokered deposits to 5% of total assets.

As of December 31, 2011 the Company had $1,121,632 in CDARS deposits, all of which were exchanged deposits, and ICS deposits of $10,872,204.  CDARS are considered brokered deposits for certain purposes under the Federal Deposit Insurance Act and FDIC regulations.

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

Other Consumer Protection and Community Reinvestment Laws. The Bank is subject to a variety of federal and state laws intended to protect borrowers, depositors and other Bank customers and to promote lending to various sectors of the economy and population.  These laws include, but are not limited to, the Federal Real Estate Settlement Procedures Act, the Federal Truth In Lending Act, the Federal and Vermont Equal Credit Opportunity Acts, the Federal Right to Financial Privacy Act, the Federal Truth in Savings Act, the Federal Electronic Funds Transfer Act, and the Federal Community Reinvestment Act ("CRA").

The CRA requires banks to define the communities they serve, identify the credit needs of those communities, collect and maintain data for each small business or small farm loan originated or purchased by the Bank, and maintain a Public File at each location. The federal banking regulators examine the institutions they regulate for compliance with the CRA and assign one of the following four ratings: “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance”. The rating assigned reflects the bank’s record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the bank. As of the Bank’s last CRA examination, completed during 2011, it received a rating of “outstanding”.

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

Management reviewed and reclassified the Company’s deposits during 2011 and 2010, to the extent permissible under Regulation D, resulting in a reduction in required reserves compared to reserve levels in prior years.

Federal Home Loan Bank System.  Community National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to purchase and hold shares of capital stock in the applicable regional Federal Home Loan Bank (the Federal Home Loan Bank of Boston, in the case of Community National Bank), in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the Federal Home Loan Bank. Community National Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston (FHLBB) stock at December 31, 2011 of approximately $3.7 million. During 2009, the FHLBB experienced significant net operating losses, and as a result temporarily ceased paying dividends on its stock and instituted a moratorium on stock repurchases and redemptions.  In 2011, the FHLBB resumed paying dividends, but at a more modest rate than previous years and in February, 2012 it lifted the moratorium on stock redemptions.  As a member, the Bank is subject to future capital calls by the FHLBB in order to maintain compliance with its capital plan.

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

Effects of Government Monetary Policy

The earnings of the Company are affected by general and local economic conditions and by the policies of various governmental regulatory authorities.  In particular, the Federal Reserve Board regulates money supply, credit conditions and interest rates in order to influence general economic conditions, primarily through open market operations in United States Government Securities, varying the discount rate on member bank borrowings, setting reserve requirements against member and nonmember bank deposits, regulating interest rates payable by member banks on time and savings deposits and expanding or contracting the money supply.  Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to continue to do so in the future.

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

The Bank's Barton office is located on Church Street, in a renovated facility.  This office is equipped with a banking lobby, a drive-up window, and an ATM.  The lease was entered into in 1985 with an initial fifteen-year term, and was most recently renewed in 2000 for an additional 10 years.  This lease is currently on a month to month basis, with negotiations on renewal terms in process.

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

One of the Company’s two St. Johnsbury offices is located at the corner of the I-91 Access Road and Route 5 in the town of St. Johnsbury.  The Bank occupies approximately 2,250 square feet in the front of the Price Chopper building. Fully equipped with an ATM and a drive-up window, this office operates as a full service banking facility.  This space is leased on market terms from St. Johnsbury Properties, Inc., a wholly owned subsidiary of Murphy Realty Co. Inc. of St. Johnsbury.  Peter Murphy, President of Murphy Realty, is a director of the Company and the Bank.

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

The Memorial Drive office in the town of Lyndon is a full service banking facility consisting of approximately 2,600 square feet with a 3-lane drive-up, one of which is exclusively for night drops and ATM usage.  This facility is leased on market terms from a neighboring business, 48 Broad Street, LLC, owned by David Stahler who is a member of Community National Bank’s Caledonia County advisory board.  CFSG leases office space in this building as well.

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

Item 4.  Mine Safety Disclosures

Not Applicable

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the trading market in, market price of, and dividends paid on, the Company's common stock is incorporated by reference to the section of the Annual Report to Shareholders for 2011 under the caption “Common Stock Performance by Quarter” immediately following the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed as Exhibit 13 to this report.  The balance of the information required by item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective February 4, 2008).

The following table provides information as to purchases of the Company’s common stock during the fourth quarter ended December 31, 2011, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
	Total Number		Shares Purchased	Purchased Under
	of Shares	Average Price	as Part of Publicly	the Plan at the
For the month ended:	Purchased(1)(2)	Paid Per Share	Announced Plan	End of the Period

October 1 - October 31	0	$0.00	N/A	N/A
November 1 - November 30	5,333	$9.65	N/A	N/A
December 1 - December 31	0	$0.00	N/A	N/A
Total	5,333	$9.65	N/A	N/A

(1)  All 5,333 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through Community Financial Services Group, LLC (“CFSG”), which provides certain custodial and investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the section of the Annual Report to Shareholders for 2011 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," immediately following the “Notes to Consolidated Financial Statements”, filed as Exhibit 13 to this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to the subsection labeled "Risk Management" of Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report to Shareholders for 2011, filed as Exhibit 13 to this report.

Item 8.  Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry, Dunn, McNeil & Parker, LLC are incorporated herein by reference from the Annual Report to Shareholders for 2011, filed as Exhibit 13 to this report.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of December 31, 2011, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of December 31, 2011 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  As of December 31, 2011, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting.  Management assessed the Company’s system of internal control over financial reporting as of December 31, 2011, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of December 31, 2011, its system of internal control over financial reporting met those criteria and is effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not Applicable

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2012.

Listing of the names, ages, principal occupations, business experience and specific qualifications of the incumbent directors and nominees under the caption "PROPOSAL I - ELECTION OF DIRECTORS."
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

The Code of Ethics for Senior Financial Officers and the Principal Executive Officer is available on the Company's website at www.communitybancorpvt.com.  The Code is also listed as Exhibit 14 to this report and incorporated by reference to a prior filing with the SEC.  There were no waivers of any provision of the Code during 2011.

Item 11.  Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2012:

Information regarding compensation of directors under the captions "PROPOSAL I - ELECTION OF DIRECTORS - Directors' Fees and Other Compensation" and "-Directors' Deferred Compensation Plan."
Information regarding executive compensation and benefit plans under the caption "EXECUTIVE COMPENSATION."
Information regarding management interlocks and certain transactions under the caption "CORPORATE GOVERNANCE - Compensation Committee Interlocks and Insider Participation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2012:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION."

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2012:

Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -Transactions with Management."
Information regarding the independence of directors under the caption “CORPORATE GOVERNANCE – Director Independence.”

Item 14.  Principal Accounting Fees and Services

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2012 under the caption "PROPOSAL 3- RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

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

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The Company's audited consolidated financial statements and notes thereto and the report of Berry, Dunn, McNeil & Parker, LLC thereon, are incorporated by reference to the Annual Report to Shareholders for the years ended December 31, 2011 and 2010, filed as Exhibit 13 to this report.

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

The following exhibits are filed as part of this report:**
Exhibit 13 - Portions of the Annual Report to Shareholders of Community Bancorp. for 2011, specifically incorporated by reference into this report.
Exhibit 21 - Subsidiaries of Community Bancorp.
Exhibit 23 - Consent of Berry, Dunn, McNeil & Parker, LLC
Exhibit 31(i) - Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(ii) - Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(i) - Certification from the Chief Executive Officer of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(ii) - Certification from the Chief Financial Officer of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of changes in shareholders’ equity, (iv) the audited consolidated statements of cash flows and (v) related notes, tagged as blocks of text, for the years ended December 31, 2011 and 2010.***

*   Denotes compensatory plan or arrangement.
**  Exhibit 12 (Statement re Computation of Ratios) is omitted in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective February 4, 2008).

***This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP.
BY: /s/ Stephen P. Marsh	Date: March 27, 2012
Stephen P. Marsh, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Stephen P. Marsh	Date: March 27, 2012
Stephen P. Marsh, President
and Chief Executive Officer

BY: /s/ Louise M. Bonvechio	Date: March 27, 2012
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)

BY: /s/ Candace A. Patenaude	Date: March 27, 2012
Candace A. Patenaude
(Principal Accounting Officer)
COMMUNITY BANCORP. DIRECTORS

/s/ Thomas E. Adams	Date: March 27, 2012
Thomas E. Adams

/s/ Charles W. Bucknam, Jr.	Date: March 27, 2012
Charles W. Buckman, Jr.

/s/ Aminta K. Conant	Date: March 27, 2012
Aminta K. Conant

/s/ Jacques R. Couture	Date: March 27, 2012
Jacques R. Couture

/s/ Elwood G. Duckless	Date: March 27, 2012
Elwood G. Duckless

/s/ Rosemary M. Lalime	Date: March 27, 2012
Rosemary M. Lalime

/s/ Stephen P. Marsh	Date: March 27, 2012
Stephen P. Marsh

/s/ Dorothy R. Mitchell	Date: March 27, 2012
Dorothy R. Mitchell

/s/ Anne T. Moore	Date: March 27, 2012
Anne T. Moore

/s/ Peter J. Murphy	Date: March 27, 2012
Peter J. Murphy

/s/ Frederic Oeschger	Date: March 27, 2012
Frederic Oeschger

/s/James G. Wheeler, Jr.	Date: March 27, 2012
James G. Wheeler, Jr.