Form 10-Q
period 2012-03-31
COMMUNITY BANCORP /VT
filed 2012-05-14
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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
YES (  )     NO(X)

At May 08, 2012, there were 4,752,124 shares outstanding of the Corporation's common stock.

FORM 10-Q
Index
		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	4
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4	Controls and Procedures	44

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	45
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6	Exhibits	45
	Signatures	46

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	March 31	December 31	March 31
Consolidated Balance Sheets	2012	2011	2011
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$8,980,517	$23,459,776	$34,115,851
Federal funds sold and overnight deposits	4,000	5,000	5,553
Total cash and cash equivalents	8,984,517	23,464,776	34,121,404
Securities held-to-maturity (fair value $34,168,000 at 03/31/12,
$30,289,000 at 12/31/11 and $38,442,000 at 03/31/11)	33,562,606	29,702,159	37,948,665
Securities available-for-sale	73,035,938	66,098,917	28,460,688
Restricted equity securities, at cost	4,021,350	4,308,550	4,308,550
Loans held-for-sale	1,583,520	2,285,567	1,054,416
Loans	396,245,846	386,386,472	386,953,338
Allowance for loan losses	(3,952,489)	(3,886,502)	(3,709,918)
Unearned net loan fees	54,355	7,251	(50,871)
Net loans	392,347,712	382,507,221	383,192,549
Bank premises and equipment, net	12,588,636	12,715,226	12,747,376
Accrued interest receivable	1,845,523	1,700,600	1,966,089
Bank owned life insurance	4,094,066	4,063,246	3,965,349
Core deposit intangible	1,619,128	1,704,346	2,023,910
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	220,493	90,000	764,500
Prepaid expense - Federal Deposit Insurance Corporation (FDIC)	1,030,123	1,131,861	1,379,677
Other assets	12,298,745	11,558,779	9,330,696
Total assets	$558,806,626	$552,905,517	$532,838,138

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$61,866,873	$62,745,782	$53,917,918
NOW	106,166,136	123,493,475	104,921,318
Money market funds	76,540,776	71,408,069	73,693,800
Savings	64,512,091	59,284,631	61,151,720
Time deposits, $100,000 and over	61,244,386	51,372,782	51,902,372
Other time deposits	83,662,887	86,088,570	91,970,219
Total deposits	453,993,149	454,393,309	437,557,347
Federal funds purchased and other borrowed funds	20,770,000	18,010,000	18,010,000
Repurchase agreements	24,769,637	21,645,446	21,479,815
Capital lease obligations	818,288	833,467	823,886
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	4,136,323	4,217,886	2,525,250
Total liabilities	517,374,397	511,987,108	493,283,298
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 10,000,000 shares authorized,
4,961,706 shares issued at 03/31/12, 4,938,262 shares
issued at 12/31/11, and 4,860,113 shares issued at 03/31/11	12,404,265	12,345,655	12,150,283
Additional paid-in capital	27,573,676	27,410,049	26,833,255
Retained earnings	1,407,844	1,151,751	618,976
Accumulated other comprehensive income	169,221	133,731	75,103
Less: treasury stock, at cost; 210,101 shares at 03/31/12,
12/31/11 and 03/31/11	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	41,432,229	40,918,409	39,554,840
Total liabilities and shareholders' equity	$558,806,626	$552,905,517	$532,838,138

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
For The First Quarter Ended March 31,	2012	2011

Interest income
Interest and fees on loans	$5,179,734	$5,303,865
Interest on debt securities
Taxable	172,841	70,810
Tax-exempt	213,273	261,889
Dividends	20,732	18,896
Interest on federal funds sold and overnight deposits	3,316	21,652
Total interest income	5,589,896	5,677,112

Interest expense
Interest on deposits	903,291	1,112,783
Interest on federal funds purchased and other borrowed funds	91,169	117,209
Interest on repurchase agreements	32,903	37,914
Interest on junior subordinated debentures	243,564	243,564
Total interest expense	1,270,927	1,511,470

Net interest income	4,318,969	4,165,642
Provision for loan losses	250,003	187,500
Net interest income after provision for loan losses	4,068,966	3,978,142

Non-interest income
Service fees	566,616	550,518
Income from sold loans	387,211	502,734
Other income from loans	170,447	155,065
Other income	230,703	251,152
Total non-interest income	1,354,977	1,459,469

Non-interest expense
Salaries and wages	1,433,720	1,466,816
Employee benefits	593,607	540,437
Occupancy expenses, net	873,312	807,612
FDIC insurance	110,481	170,297
Amortization of core deposit intangible	85,218	106,522
Other expenses	1,453,594	1,257,830
Total non-interest expense	4,549,932	4,349,514

Income before income taxes	874,011	1,088,097
Income tax (benefit) expense	(90,838)	143,229
Net income	$964,849	$944,868

Earnings per common share	$0.19	$0.19
Weighted average number of common shares
used in computing earnings per share	4,735,857	4,635,324
Dividends declared per common share	$0.14	$0.14
Book value per share on common shares outstanding at March 31,	$8.19	$7.97

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)
For The First Quarter Ended March 31,	2012	2011

Net Income	$964,849	$944,868

Other comprehensive income (loss), net of tax:
Change in unrealized holding gain (loss) on available-for-sale
securities arising during the period	53,771	(2,356)
Tax effect	(18,281)	801
Other comprehensive income (loss), net of tax	35,490	(1,555)
Total comprehensive income	$1,000,339	$943,313

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
For the First Quarter Ended March 31,	2012	2011

Cash Flows from Operating Activities:
Net income	$964,849	$944,868
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	282,547	253,061
Provision for loan losses	250,003	187,500
Deferred income tax	(111,584)	13,540
Net gain on sale of loans	(280,817)	(201,141)
Gain on Trust LLC	(33,687)	(42,372)
Amortization of bond premium, net	148,994	87,668
Write down of OREO	0	10,000
Proceeds from sales of loans held for sale	11,556,728	11,332,576
Originations of loans held for sale	(10,573,864)	(9,821,913)
Decrease in taxes payable	(289,172)	(370,310)
Increase in interest receivable	(144,923)	(176,468)
Amortization of FDIC insurance assessment	101,738	153,480
Decrease (increase) in mortgage servicing rights	28,024	(176,605)
Increase in other assets	(443,232)	(165,224)
Increase in cash surrender value of bank owned life insurance	(30,820)	(32,018)
Amortization of core deposit intangible	85,218	106,522
Amortization of limited partnerships	305,235	122,147
Decrease in unamortized loan fees	(47,104)	(23,480)
Decrease in interest payable	(12,132)	(16,415)
Decrease in accrued expenses	(96,540)	(325,850)
Increase (decrease) in other liabilities	16,525	(760)
Net cash provided by operating activities	1,675,986	1,858,806

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	2,108,537	7,121,895
Purchases	(5,968,984)	(7,629,846)
Investments - available-for-sale
Maturities, calls, pay downs and sales	3,000,000	4,000,000
Purchases	(10,032,244)	(11,120,276)
Proceeds from redemption of restricted equity securities	287,200	0
Investments in limited partnerships	(213,830)	0
(Increase) decrease in loans, net	(10,188,919)	1,888,431
Proceeds from sales of bank premises and equipment,
net of capital expenditures	(155,958)	(208,466)
Proceeds from sales of OREO	0	435,800
Recoveries of loans charged off	15,036	21,573
Net cash used in investing activities	(21,149,162)	(5,490,889)

The accompanying notes are an integral part of these consolidated financial statements.

	2012	2011
Cash Flows from Financing Activities:
Net decrease in demand and NOW accounts	(18,206,248)	(5,688,831)
Net increase in money market and savings accounts	10,360,167	4,913,422
Net increase in time deposits	7,445,921	140,493
Net increase in repurchase agreements	3,124,191	2,372,000
Net increase in short-term borrowings	8,760,000	0
Repayments on long-term borrowings	(6,000,000)	(15,000,000)
Decrease in capital lease obligations	(15,179)	(10,953)
Dividends paid on preferred stock	(46,875)	(46,875)
Dividends paid on common stock	(429,060)	(374,056)
Net cash provided by (used in) financing activities	4,992,917	(13,694,800)

Net decrease in cash and cash equivalents	(14,480,259)	(17,326,883)
Cash and cash equivalents:
Beginning	23,464,776	51,448,287
Ending	$8,984,517	$34,121,404

Supplemental Schedule of Cash Paid During the Period
Interest	$1,283,059	$1,527,885

Income taxes	$300,000	$500,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain (loss) on securities available-for-sale	$53,771	$(2,356)

Loans transferred to OREO	$130,493	$0

Common Shares Dividends Paid
Dividends declared	$661,881	$647,865
Increase in dividends payable attributable to dividends declared	(10,584)	(95,212)
Dividends reinvested	(222,237)	(178,597)
	$429,060	$374,056

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation and Consolidation

The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for fair presentation of the financial condition and results of operations of the Company contained herein have been made.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 contained in the Company's Annual Report on Form 10-K.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full annual period ending December 31, 2012, or for any other interim period.

Note 2.  Recent Accounting Developments

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-03, “Reconsideration of Effective Control for Repurchase Agreements,” amending the criteria under Accounting Standards Codification (ASC) Topic 860 for determining whether the transferor under a repurchase agreement involving a financial asset has retained effective control over the financial asset and therefore must account for the transaction as a secured borrowing rather than a sale.  The guidance removes from the effective control criteria the consideration of whether the transferor has the ability to repurchase or redeem the financial asset on substantially the agreed terms.  The guidance applies prospectively and is effective for new transactions and for existing transactions that are modified as of the beginning of the first interim or annual period beginning on or after December 15, 2011.  Adoption of ASU 2011-03 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs,” amending ASC Topic 820.  Although ASU 2011-04 deals primarily with development of a single fair value framework for US GAAP and International Financial Reporting Standards, the ASU also contains additional guidance on fair value measurements.  Among other things, ASU 2011-04: clarifies how a principal market is determined; addresses the fair value measurement or counterparty credit risks and the concept of valuation premise and highest and best use of nonfinancial assets; prescribes a model for measuring the fair value of an instrument classified in shareholders’ equity; limits the use of premiums or discounts based on the size of a holding; and requires certain new disclosures, including disclosures of all transfers between Levels 1 and 2 of the fair value hierarchy, whether or not significant, and additional disclosures regarding unobservable inputs and valuation processes for Level 3 measurements.  The guidance in ASU 2011-04 is to be applied prospectively, and is effective for the Company for interim and annual periods beginning on or after December 15, 2011.  Adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” amending Topic 220.  The amendments provide that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company has chosen the latter option.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it require any transition disclosures.  The amendments in this ASU are to be applied retrospectively, and are effective for fiscal years and interim periods beginning after December 15, 2011.  Early adoption is permitted.  In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which defers the effective date of a requirement in ASU 2011-05 related to reclassifications of items out of accumulated other comprehensive income.  The deferral of the effective date was made to allow the FASB time to consider whether to require presentation on the face of the financial statements of the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  Adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” amending Topic 350.  The guidance changes the manner of testing of goodwill for impairment by providing an entity with the option of first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events.  If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test; otherwise, no further analysis is required.  An entity also may elect not to perform the qualitative assessment and instead go directly to the two-step quantitative impairment test.  These changes are effective for fiscal years beginning on or after December 15, 2011, although early adoption is permitted.  The Company does not expect that adoption of the ASU will have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities,” amending Topic 210.  The amendments require an entity to disclose both gross and net information about both instruments and transactions that are eligible for offset on the balance sheet and instruments and transactions that are subject to an agreement similar to a master netting arrangement.  This guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods, with retrospective disclosure for all comparative periods presented.  The Company is evaluating the impact of ASU 2011-11 but does not expect that adoption of the ASU will have a material impact on the Company’s consolidated financial statements.

Note 3.  Earnings per Common Share

Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period (retroactively adjusted for stock splits and stock dividends), including Dividend Reinvestment Plan shares issuable upon reinvestment of dividends declared, and reduced for shares held in treasury.

The following table illustrates the calculation for the periods ended March 31, as adjusted for the cash dividends declared on the preferred stock:

For The First Quarter Ended March 31,	2012	2011

Net income, as reported	$964,849	$944,868
Less: dividends to preferred shareholders	46,875	46,875
Net income available to common shareholders	$917,974	$897,993
Weighted average number of common shares
used in calculating earnings per share	4,735,857	4,635,324
Earnings per common share	$0.19	$0.19

Note 4.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

March 31, 2012
U.S. Government sponsored enterprise (GSE) debt securities	$65,701,558	$258,785	$59,195	$65,901,148
U.S. Government securities	7,035,625	21,730	6,625	7,050,730
U.S. GSE preferred stock	42,360	41,700	0	84,060
	$72,779,543	$322,215	$65,820	$73,035,938

December 31, 2011
U.S. GSE debt securities	$60,846,954	$215,595	$99,310	$60,963,239
U.S. Government securities	5,006,979	37,424	848	5,043,555
U.S. GSE preferred stock	42,360	49,763	0	92,123
	$65,896,293	$302,782	$100,158	$66,098,917

March 31, 2011
U.S. GSE debt securities	$23,277,044	$57,776	$71,815	$23,263,005
U.S. Government securities	5,027,492	28,152	0	5,055,644
U.S. GSE preferred stock	42,360	99,679	0	142,039
	$28,346,896	$185,607	$71,815	$28,460,688

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

March 31, 2012
States and political subdivisions	$33,562,606	$605,394	$0	$34,168,000

December 31, 2011
States and political subdivisions	$29,702,159	$586,841	$0	$30,289,000

March 31, 2011
States and political subdivisions	$37,948,665	$493,335	$0	$38,442,000

The scheduled maturities of debt securities AFS were as follows:

	Amortized	Fair
	Cost	Value
March 31, 2012
Due in one year or less	$7,020,449	$7,050,344
Due from one to five years	64,716,734	64,896,400
Due from five to ten years	1,000,000	1,005,134
	$72,737,183	$72,951,878

December 31, 2011
Due in one year or less	$5,018,549	$5,035,711
Due from one to five years	58,835,384	58,970,925
Due from five to ten years	2,000,000	2,000,158
	$65,853,933	$66,006,794

March 31, 2011
Due in one year or less	$12,137,321	$12,200,055
Due from one to five years	16,167,215	16,118,594
	$28,304,536	$28,318,649

The scheduled maturities of debt securities HTM were as follows:

	Amortized	Fair
	Cost	Value*
March 31, 2012
Due in one year or less	$24,784,042	$24,784,000
Due from one to five years	4,236,531	4,388,000
Due from five to ten years	804,472	956,000
Due after ten years	3,737,561	4,040,000
	$33,562,606	$34,168,000

December 31, 2011
Due in one year or less	$20,589,247	$20,589,000
Due from one to five years	4,534,944	4,682,000
Due from five to ten years	822,735	969,000
Due after ten years	3,755,233	4,049,000
	$29,702,159	$30,289,000

March 31, 2011
Due in one year or less	$28,814,724	$28,815,000
Due from one to five years	4,439,601	4,563,000
Due from five to ten years	782,407	906,000
Due after ten years	3,911,933	4,158,000
	$37,948,665	$38,442,000

*Method used to determine fair value on HTM securities rounds values to nearest thousand.

Debt securities with unrealized losses are presented in the table below.  There were no debt securities in an unrealized loss position of 12 months or more as of the dates presented.

	Less than 12 months
	Fair	Unrealized
	Value	Loss
March 31, 2012
U.S. GSE debt securities	$23,532,511	$59,195
U.S. Government securities	3,008,279	6,625
	$26,540,790	$65,820

December 31, 2011
U.S. GSE debt securities	$29,940,644	$99,310
U.S. Government securities	999,766	848
	$30,940,410	$100,158

March 31, 2011
U.S. GSE debt securities	$10,089,293	$71,815

Debt securities represented consisted of 17 U.S. GSE debt securities and three U.S. Government securities at March 31, 2012 and 21 U.S. GSE debt securities and one U.S. Government security at December 31, 2011, and seven U.S. GSE debt securities as of March 31, 2011 in an unrealized loss position.  These unrealized losses were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

At March 31, 2012 and 2011 and December 31, 2011, the Company’s AFS portfolio included two classes of Fannie Mae preferred stock with an aggregate cost basis of $42,360, which reflects an other-than-temporary impairment write down in the fourth quarter of 2010 of $25,804 and two other-than-temporary impairment write downs in prior periods.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition.

Note 5.  Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans follows:

	March 31, 2012	December 31, 2011

Commercial	$46,455,835	$39,514,607
Commercial real estate	130,920,418	132,269,368
Residential real estate - 1st lien	164,105,983	159,535,958
Residential real estate - Jr. lien	45,346,141	45,886,967
Consumer	11,000,989	11,465,139
	397,829,366	388,672,039
Deduct (add):
Allowance for loan losses	3,952,489	3,886,502
Unearned net loan fees	(54,355)	(7,251)
Loans held-for-sale	1,583,520	2,285,567
	5,481,654	6,164,818
Net Loans	$392,347,712	$382,507,221

The following is an age analysis of past due loans (including non-accrual) by segment:

		90 Days	Total			Non-Accrual	Over 90 Days
March 31, 2012	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial	$1,627,845	$487,359	$2,115,204	$44,340,631	$46,455,835	$1,047,690	$65,350
Commercial real estate	868,141	2,794,504	3,662,645	127,257,773	130,920,418	3,666,742	193,044
Residential real estate - 1st lien	3,048,858	2,369,143	5,418,001	157,104,462	162,522,463	2,604,285	928,443
Residential real estate - Jr lien	615,913	44,564	660,477	44,685,664	45,346,141	344,668	35,117
Consumer	148,813	0	148,813	10,852,176	11,000,989	0	0
Total	$6,309,570	$5,695,570	$12,005,140	$384,240,706	$396,245,846	$7,663,385	$1,221,954

		90 Days	Total			Non-Accrual	Over 90 Days
December 31, 2011	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial	$655,168	$265,668	$920,836	$38,593,771	$39,514,607	$1,066,945	$59,618
Commercial real estate	2,266,412	1,288,616	3,555,028	128,714,340	132,269,368	3,714,146	98,554
Residential real estate - 1st lien	5,614,513	2,517,282	8,131,795	149,118,596	157,250,391	2,703,920	969,078
Residential real estate - Jr lien	431,885	2,754,129	3,186,014	42,700,953	45,886,967	464,308	111,061
Consumer	152,151	1,498	153,649	11,311,490	11,465,139	0	1,498
Total	$9,120,129	$6,827,193	$15,947,322	$370,439,150	$386,386,472	$7,949,319	$1,239,809

		90 Days	Total			Non-Accrual	Over 90 Days
March 31, 2011	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial	$921,982	$7,177	$929,159	$31,283,129,	$32,212,288	$92,215	$7,177
Commercial real estate	599,903	446,842	1,046,745	133,126,143	134,172,888	1,325,271	231,237
Residential real estate - 1st lien	5,913,261	759,004	6,672,265	154,385,441	161,057,706	2,689,389	259,807
Residential real estate - Jr lien	332,892	392,438	725,330	46,270,060	46,995,390	383,223	32,253
Consumer	133,522	38,201	171,723	12,343,343	12,515,066	0	38,201
Total	$7,901,560	$1,643,662	$9,545,222	$377,408,116	$386,953,338	$4,490,098	$568,675

The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance.

As described below, the allowance consists of general, specific and unallocated components.  However, the entire allowance is available to absorb losses in the loan portfolio, regardless of specific, general and unallocated components considered in determining the amount of the allowance.

General component

The general component of the allowance for loan losses is based on historical loss experience, adjusted for qualitative factors and stratified by the following loan segments: commercial, commercial real estate, residential real estate first lien, residential real estate junior lien, and consumer loans. The Company does not disaggregate its portfolio segments further into classes.  Loss ratios are calculated for one year, two year and five year look back periods.  The highest loss ratio among these look-back periods is then applied against the respective segment.  Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of commercial real estate loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available.

During the fourth quarter of 2011 the Company modified its allowance methodology by further segmenting the residential real estate portfolio into first lien residential mortgages and junior lien residential mortgages, also known as home equity loans.  The change was made to allow the Company to more closely monitor and appropriately reserve for the risk inherent with home equity lending, given the modest repayment requirements, relaxed documentation characteristic of home equity lending, higher loan to value ratios, and the recent decline of home property values. The residential real estate junior lien portfolio accounted for 22 percent of the total residential real estate portfolio as of March 31, 2012 and December 31, 2011. No changes in the Company’s policies or methodology pertaining to the general component for loan losses were made during the first quarter of 2012.

The qualitative factors are determined based on the various risk characteristics of each loan segment. The Company has policies, procedures and internal controls that management believes are commensurate with the risk profile of each of these segments. Risk characteristics relevant to each portfolio segment are as follows:

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

Commercial Real Estate – Loans in this segment are principally made to businesses and are generally secured by either owner-occupied, or non-owner occupied commercial real estate. A relatively small portion of this segment includes farm loans secured by farm land and buildings.  As with commercial loans, repayment of owner-occupied commercial real estate loans is expected from the cash flows of the business and the segment would be impacted by similar risk factors. The non-owner occupied commercial real estate portion includes both residential and commercial construction loans, vacant land and real estate development loans, multi-family dwelling loans and commercial rental property loans. Repayment of construction loans is expected from permanent financing takeout; the Company generally requires a commitment or eligibility for the take-out financing prior to construction loan origination. Real estate development loans are generally repaid from the sale of the subject real property as the project progresses. Construction and development lending entail additional risks, including the project exceeding budget, not being constructed according to plans, not receiving permits, or the pre-leasing or occupancy rate not meeting expectations. Repayment of multi-family loans and commercial rental property loans is expected from the cash flow generated by rental payments received from the individuals or businesses occupying the real estate. Commercial real estate loans are impacted by factors such as competitive market forces, vacancy rates, cap rates, net operating incomes, lease renewals and overall economic demand. In addition, loans in the recreational and tourism sector can be affected by weather conditions, such as unseasonably low winter snowfalls. Commercial real estate lending also carries a higher degree of environmental risk than other real estate lending.

Residential Real Estate - 1st Lien – All loans in this segment are collateralized by first mortgages on 1 – 4 family owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, has an impact on the credit quality of this segment.

Residential Real Estate – Jr. Lien – All loans in this segment are collateralized by junior lien mortgages on 1 – 4 family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, has an impact on the credit quality of this segment.

Consumer – Loans in this segment are made to individuals for consumer and household purposes.  This segment includes both loans secured by automobiles and other consumer goods, as well as loans that are unsecured.  This segment also includes overdrafts, which are extensions of credit made to both individuals and businesses to cover temporary shortages in their deposit accounts and are generally unsecured.  The Company maintains policies restricting the size and length of these extensions of credit.  The overall health of the economy, including unemployment rates, has an impact on the credit quality of this segment.

Specific component

The specific component relates to loans that are impaired.  A specific allowance is established when a loan’s impaired basis is less than the carrying value of the loan.  For all loan segments, except consumer loans, a loan is considered impaired when, based on current information and events, in management’s estimation it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Impaired loans are loan(s) to a borrower that in aggregate are greater than $100,000 and that are in non-accrual status or are troubled debt restructurings (TDR).  Factors considered by management in determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant or temporary payment delays and payment shortfalls generally are not classified as impaired. Management evaluates the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and frequency of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Impaired loans also include troubled loans that are restructured. A TDR occurs when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that would otherwise not be granted. TDRs may include the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan’s terms, or a combination of the two.

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

The following summarizes changes in the allowance for loan losses and select loan information, by portfolio segment.

For the first quarter ended March 31, 2012
			Residential	Residential
		Commercial	Real Estate	Real Estate
	Commercial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$342,314	$1,385,939	$1,578,493	$331,684	$124,779	$123,293	$3,886,502
Charge-offs	(9,834)	(46,799)	(58,474)	(60,287)	(23,658)	0	(199,052)
Recoveries	$1,252	756	1,457	1,356	10,215	0	15,036
Provisions	54,844	49,472	73,977	45,322	12,686	13,702	250,003
Ending balance	$388,576	$1,389,368	$1,595,453	$318,075	$124,022	$136,995	$3,952,489

Allowance for loan losses
Evaluated for impairment
Individually	$56,500	$36,200	$255,300	$35,500	$0	$0	$383,500
Collectively	332,076	1,353,168	1,340,153	282,575	124,022	136,995	3,568,989
Total	$388,576	$1,389,368	$1,595,453	$318,075	$124,022	$136,995	$3,952,489

Loans evaluated for impairment
Individually	$981,463	$3,623,305	$2,314,559	$305,906	$0		$7,225,233
Collectively	45,474,372	127,297,113	161,791,424	45,040,235	11,000,989		390,604,133
Total	$46,455,835	$130,920,418	$164,105,983	$45,346,141	$11,000,989		$397,829,366

For the year ended December 31, 2011
			Residential	Residential
		Commercial	Real Estate	Real Estate
	Commercial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$302,421	$1,391,898	$1,830,816	$0	$151,948	$50,852	$3,727,935
Charge-offs	(22,050)	(197,367)	(521,608)	(96,961)	(103,687)	0	(941,673)
Recoveries	13,225	8,479	42,593	20	35,923	0	100,240
Provisions	48,718	182,929	226,692	428,625	40,595	72,441	1,000,000
Ending balance	$342,314	$1,385,939	$1,578,493	$331,684	$124,779	$123,293	$3,886,502

Allowance for loan losses
Evaluated for impairment
Individually	$70,600	$57,500	$283,200	$47,200	$0	$0	$458,500
Collectively	271,714	1,328,439	1,295,293	284,484	124,779	123,293	3,428,002
Total	$342,314	$1,385,939	$1,578,493	$331,684	$124,779	$123,293	$3,886,502

Loans evaluated for impairment
Individually	$1,000,120	$3,669,260	$2,366,326	$434,664	$0		$7,470,370
Collectively	38,514,487	128,600,108	157,169,632	45,452,303	11,465,139		381,201,669
Total	$39,514,607	$132,269,368	$159,535,958	$45,886,967	$11,465,139		$388,672,039

For the first quarter ended March 31, 2011
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses
Beginning balance	$302,421	$1,391,898	$1,830,816	$151,948	$50,852	$3,727,935
Charge-offs	(700)	0	(188,800)	(37,590)	0	(227,090)
Recoveries	8,106	1,090	0	12,377	0	21,573
Provision	(53,379)	3,958	114,103	25,130	97,688	187,500
Ending balance	$256,448	$1,396,946	$1,756,119	$151,865	$148,540	$3,709,918

Individually evaluated for impairment	$14,500	$51,200	$254,100	$0	$0	$319,800
Collectively evaluated for impairment	241,948	1,345,746	1,502,019	151,865	148,540	3,390,118
Total	$256,448	$1,396,946	$1,756,119	$151,865	$148,540	$3,709,918

Loans
Individually evaluated for impairment	$92,215	$1,325,271	$3,072,612	$0		$4,490,098
Collectively evaluated for impairment	32,120,073	132,847,617	206,034,900	12,515,066		$383,517,656
Total	$32,212,288	$134,172,888	$209,107,512	$12,515,066		$388,007,754

Impaired loans by segments were as follows:

For the first quarter ended March 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized*

With no related allowance recorded
Commercial	$437,244	$459,130	$0	$408,934	$0
Commercial real estate	1,989,517	2,241,646	0	2,015,309	0
Residential real estate 1st lien	841,086	1,069,606	0	920,953	0
Residential real estate Jr lien	0	0	0	62,893	0

With an allowance recorded
Commercial	544,218	562,609	56,500	581,857	0
Commercial real estate	1,633,788	1,658,905	36,200	1,630,974	0
Residential real estate 1st lien	1,473,473	1,983,044	255,300	1,419,490	0
Residential real estate Jr lien	305,906	321,500	35,500	307,392	0

Total
Commercial	$981,463	$1,021,739	$56,500	$990,791	$0
Commercial real estate	$3,623,305	$3,900,551	$36,200	$3,646,283	$0
Residential real estate 1st lien	$2,314,559	$3,052,650	$255,300	$2,340,443	$0
Residential real estate Jr lien	$305,906	$321,500	$35,500	$370,285	$0
Total	$7,225,233	$8,296,440	$383,500	$7,347,802	$0

For the year ended December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized*

With no related allowance recorded
Commercial	$380,624	$391,800	$0	$332,523	$0
Commercial real estate	2,041,101	2,246,905	0	960,407	0
Residential real estate 1st lien	1,000,819	1,191,437	0	1,210,137	0
Residential real estate Jr lien	125,786	185,142	0	25,157	0

With an allowance recorded
Commercial	619,496	637,729	70,600	237,724	0
Commercial real estate	1,628,159	1,653,646	57,500	1,128,795	0
Residential real estate 1st lien	1,365,507	1,869,338	283,200	1,629,151	0
Residential real estate Jr lien	308,878	321,475	47,200	61,776	0

Total
Commercial	$1,000,120	$1,029,529	$70,600	$570,247	$0
Commercial real estate	$3,669,260	$3,900,551	$57,500	$2,089,202	$0
Residential real estate 1st lien	$2,366,326	$3,060,775	$283,200	$2,839,288	$0
Residential real estate Jr lien	$434,664	$506,617	$47,200	$86,933	$0
Total	$7,470,370	$8,497,472	$458,500	$5,585,670	$0

For the first quarter ended March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized*

With no related allowance recorded
Commercial	$2,427	$2,531	$0	$13,679	$0
Commercial real estate	180,077	180,077	0	90,038	0
Residential real estate	1,966,456	2,634,063	0	1,552,373	0

With an allowance recorded
Commercial	89,788	95,034	14,500	63,042	0
Commercial real estate	1,145,194	1,145,672	51,200	1,145,195	0
Residential real estate	1,106,156	1,264,496	254,100	1,593,889	0

Total
Commercial	$92,215	$97,565	$14,500	$76,721	$0
Commercial real estate	$1,325,271	$1,325,749	$51,200	$1,235,233	$0
Residential real estate	$3,072,612	$3,898,559	$254,100	$3,146,262	$0
Total	$4,490,098	$5,321,873	$319,800	$4,458,216	$0

*Interest income recognized on impaired loans is immaterial for all periods presented.

Interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Company is not contractually committed to lend additional funds to debtors with impaired, non-accrual or restructured loans.

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

Group C loans – Unacceptable Risk – are loans that have distinct shortcomings that require a greater degree of management attention.  Examples of these shortcomings include a borrower's inadequate capacity to service debt, poor operating performance, or insolvency.  These loans are more likely to result in repayment through collateral liquidation. Group C loans range from those that are likely to sustain some loss if the shortcomings are not corrected, to those for which loss is imminent and non-accrual treatment is warranted. Group C loans include individually rated commercial purpose loans, and retail loans adversely rated in accordance with the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification Policy. Group C retail loans include 1-4 family residential real estate loans and home equity loans past due 90 days or more with loan-to-value ratios greater than 60%, home equity loans 90 days or more past due where the bank does not hold first mortgage, irrespective of loan-to-value, loans in bankruptcy where repayment is likely but not yet established, and lastly consumer loans that are 90 days or more past due.

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

Credit risk ratings are dynamic and require updating whenever relevant information is received.  The risk ratings of larger or more complex loans, and Group B and C rated loans, are assessed at the time of their respective annual reviews, during quarterly updates, in action plans or at any other time that relevant information warrants update. Lenders are required to make immediate disclosure to the Chief Credit Officer of any known increase in loan risk, even if considered temporary in nature.

The risk ratings within the loan portfolio by segments were as follows:

	Total Loans
			Residential	Residential
		Commercial	Real Estate	Real Estate
March 31, 2012	Commercial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$43,981,911	$118,545,738	$158,316,199	$44,121,439	$10,997,140	$375,962,427
Group B	503,551	4,433,089	330,433	321,946	0	5,589,019
Group C	1,970,373	7,941,591	5,459,351	902,756	3,849	16,277,920
Total	$46,455,835	$130,920,418	$164,105,983	$45,346,141	$11,000,989	$397,829,366

	Total Loans
			Residential	Residential
		Commercial	Real Estate	Real Estate
December 31, 2011	Commercial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$36,971,880	$119,410,381	$153,954,604	$44,943,200	$11,459,371	$366,739,436
Group B	530,523	4,037,860	98,603	322,022	0	4,989,008
Group C	2,012,204	8,821,127	5,482,751	621,745	5,768	16,943,595
Total	$39,514,607	$132,269,368	$159,535,958	$45,886,967	$11,465,139	$388,672,039

	Total Loans
		Commercial	Residential
March 31, 2011	Commercial	Real Estate	Real Estate	Consumer	Total

Group A	$29,165,570	$118,791,786	$203,607,047	$12,456,909	$364,021,313
Group B	914,995	6,464,176	276,372	0	7,655,543
Group C	2,131,723	8,916,926	5,224,093	58,157	16,330,898
Total	$32,212,288	$134,172,888	$209,107,512	$12,515,066	$388,007,754

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

An insignificant delay or insignificant shortfall in the amount of payments typically would not require the loan to be accounted for as a TDR.  However, pursuant to regulatory guidance, any delay longer than three months is generally not considered insignificant. The assessment of whether a concession has been granted also takes into account payments expected to be received from third parties, including third-party guarantors, provided that the third party has the ability to perform on the guarantee.

The Company’s TDRs are principally a result of extending loan repayment terms to relieve cash flow difficulties. The Company has only, on a limited basis, reduced interest rates for borrowers below the current market rate for the borrower.  The Company has not forgiven principal within the terms of original restructurings, nor has it converted variable rate terms to fixed rate terms.

The following table presents loans modified as TDRs by segment during the three month period ended March 31, 2012:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial real estate	2	$1,030,645	$1,030,645
Residential real estate 1st lien	1	119,813	119,813
Total	3	$1,150,458	$1,150,458

The following table presents TDRs for the twelve month period ending March 31, 2012 for which there was a payment default during the period:

	Number of	Recorded
	Contracts	Investment
Commercial	4	$675,309
Commercial real estate	3	475,965
Residential real estate 1st lien	5	117,232
Total	12	$1,268,506

With respect to the calculation of the allowance for loan losses, non-accrual TDRs are treated as other impaired loans and carry individual specific allocations. These loans are categorized as non-performing, may be past due, and are generally adversely risk rated. The TDRs that have defaulted under their restructured terms are generally in collection status and their reserve allocation is typically calculated using the fair value of collateral method.

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

Amortization expense for the core deposit intangible for the first three months of 2012 was $85,218.  As of March 31, 2012, the remaining annual amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

2012	$255,652
2013	272,695
2014	272,695
2015	272,695
2016	272,695
2017	272,696
Total remaining core deposit intangible	$1,619,128

Management evaluates goodwill for impairment annually and the core deposit intangible for impairment if conditions warrant.  As of the date of the most recent evaluation (December 31, 2011), management concluded that no impairment existed.

Note 7.  Fair Value

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company’s quality of earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available for sale are recorded at fair value on a recurring basis. Other assets, such as, mortgage servicing rights, loans held for sale, and impaired loans, are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest). A brief description of each level follows.

Level 1
Quoted prices in active markets for identical assets or liabilities.  Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes mortgage servicing rights, impaired loans, and OREO.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. Recurring Level 1 securities would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Recurring Level 2 securities include federal agency securities.

Assets measured at fair value on a recurring basis and reflected in the balance sheet at the dates presented are summarized below:

March 31, 2012	Level 1	Level 2	Total
Assets: (market approach)
U.S. GSE debt securities	$0	$65,901,147	$65,901,147
U.S. Government securities	7,050,730	0	7,050,730
U.S. GSE preferred stock	84,060	0	84,060

December 31, 2011
Assets: (market approach)
U.S. GSE debt securities	$0	$60,963,239	$60,963,239
U.S. Government securities	5,043,555	0	5,043,555
U.S. GSE preferred stock	92,123	0	92,123

March 31, 2011
Assets: (market approach)
U.S. GSE debt securities	$0	$23,263,005	$23,263,005
U.S. Government securities	4,030,003	1,025,641	5,055,644
U.S. GSE preferred stock	142,039	0	142,039

There were no transfers between Levels 1 and 2 for the periods presented.  There were no Level 3 financial instruments at March 31, 2012, December 31, 2011, or March 31, 2011.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

Mortgage servicing rights. Mortgage servicing rights represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the amortization method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. As such, the Company classifies mortgage servicing rights as nonrecurring Level 2.

OREO. Real estate acquired through foreclosure is initially recorded at market value. The fair value of other real estate owned is based on property appraisals and an analysis of similar properties currently available. As such, the Company records other real estate owned as nonrecurring Level 2.

Impaired loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral. As such, the Company records impaired loans as nonrecurring Level 2.

The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Impaired loans measured at fair value only include impaired loans with a related specific allowance for loan losses and are presented net of specific allowances of $383,500 at March 31, 2012, $458,500 at December 31, 2011, and $319,800 at March 31, 2011.

Assets measured at fair value on a nonrecurring basis and reflected in the balance sheet at the dates presented are summarized below:

March 31, 2012	Level 2
Assets: (market approach)
Mortgage servicing rights	$1,100,502
Impaired loans, net of related allowance	3,573,885
OREO	220,493

December 31, 2011
Assets: (market approach)
Mortgage servicing rights	$1,167,808
Impaired loans, net of related allowance	3,463,540
OREO	90,000

March 31, 2011
Assets: (market approach)
Mortgage servicing rights	$1,362,331
Impaired loans, net of related allowance	2,021,338
OREO	764,500

There were no transfers between Levels 1 and 2 for the periods presented.  There were no Level 1 or Level 3 financial instruments at March 31, 2012, December 31, 2011, or March 31, 2011.

FASB ASC Topic 825 “Financial Instruments”, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Fair values of financial instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents:  The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Investment securities:  The fair value of securities available for sale equals quoted market prices, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Level 1 securities include certain U.S. Government securities and U.S. GSE preferred stock.  Level 2 securities include asset-backed securities, including obligations of U.S. GSEs and certain U.S. Government securities.

Restricted equity securities:  Restricted equity securities are comprised of FRBB stock and FHLBB stock.  These securities are carried at cost, which is believed to approximate fair value, based on the redemption provisions of the FRBB and the FHLBB.  The stock is nonmarketable, and redeemable at par value, subject to certain conditions, and, in the case of FHLBB stock, a moratorium on redemptions.

Loans and loans held-for-sale:  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts.  The fair values for other loans (for example, fixed rate residential, commercial real estate, and rental property mortgage loans, and commercial and industrial loans) are estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.  Loan impairment is deemed to exist when full repayment of principal and interest according to the contractual terms of the loan is no longer probable.  Impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent.  If the fair value is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the allowance for loan losses.  Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis.  Management has estimated the fair values of these assets using Level 2 inputs, such as the fair value of collateral based on independent third-party appraisals for collateral-dependent loans.

The fair value of loans held-for-sale is based upon an actual purchase and sale agreement between the Company and an independent market participant.  The sale is executed within a reasonable period following quarter end at the stated fair value.

Mortgage servicing rights:  Mortgage servicing rights are evaluated regularly for impairment based upon the fair   value of the servicing rights as compared to their amortized cost. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income, with loans divided into strata for valuation purposes based on their rates, terms and other features. The Company obtains a third party valuation based upon loan level data, including note rate, type and term. The model utilizes a variety of observable inputs for its assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows.  Mortgage servicing rights are subject to measurement at fair value on a nonrecurring basis and are classified as Level 2 assets.

Deposits, federal funds purchased and borrowed funds:  The fair values disclosed for demand deposits (for example, checking and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit and borrowed funds are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates and indebtedness to a schedule of aggregated contractual maturities on such time deposits and indebtedness.

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

The estimated fair values of the Company's financial instruments were as follows:

March 31, 2012	Carrying	Fair	Fair	Fair	Fair
	Amount	Value	Value	Value	Value
	(Dollars in Thousands)
Financial assets:		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,985	$8,985	$0	$0	$8,985
Securities held-to-maturity	33,563	0	34,168	0	34,168
Securities available-for-sale	73,036	7,135	65,901	0	73,036
Restricted equity securities	4,021	0	4,021	0	4,021
Loans and loans held-for-sale
Commercial	46,456	0	0	47,093	47,093
Commercial real estate	130,920	0	0	132,599	132,599
Residential real estate - 1st lien	164,106	0	0	170,681	170,681
Residential real estate - Jr. lien	45,346	0	0	46,234	46,234
Consumer	11,001	0	0	11,438	11,438
Mortgage servicing rights	1,069	0	1,101	0	1,200
Accrued interest receivable	1,846	0	1,846	0	1,846

March 31, 2012	Carrying	Fair	Fair	Fair	Fair
	Amount	Value	Value	Value	Value
	(Dollars in Thousands)
Financial liabilities:		Level 1	Level 2	Level 3	Total
Deposits
Other deposits	$428,467	$0	$431,115	$0	$431,115
Brokered deposits	25,526	0	25,546	0	25,546
Federal funds purchased and short term-borrowings	8,760	0	8,760	0	8,760
Long-term borrowings	12,010	0	12,383	0	12,383
Repurchase agreements	24,770	0	24,770	0	24,770
Capital lease obligations	818	0	818	0	818
Subordinated debentures	12,887	0	12,361	0	12,361
Accrued interest payable	138	0	138	0	138

	December 31, 2011		March 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$23,465	$23,465	$34,121	$34,121
Securities held-to-maturity	29,702	30,289	37,949	38,442
Securities available-for-sale	66,099	66,099	28,461	28,461
Restricted equity securities	4,309	4,309	4,309	4,309
Loans and loans held-for-sale, net	384,793	395,386	384,247	393,310
Mortgage servicing rights	1,097	1,168	1,253	1,362
Accrued interest receivable	1,701	1,701	1,966	1,966

Financial liabilities:
Deposits	454,393	457,347	437,557	439,994
Federal funds purchased and other
borrowed funds	18,010	18,404	18,010	18,240
Repurchase agreements	21,645	21,645	21,480	21,480
Capital lease obligations	833	833	824	824
Subordinated debentures	12,887	11,691	12,887	13,366
Accrued interest payable	150	150	175	175

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the above table.

Note 8.  Loan Servicing

The following table shows the changes in the carrying amount of the mortgage servicing rights for the periods indicated:

	March 31,	December 31,	March 31,
	2012	2011	2011

Balance at beginning of year	$1,097,442	$1,076,708	$1,076,708
Mortgage servicing rights capitalized	98,317	355,730	107,216
Mortgage servicing rights amortized	(90,181)	(346,165)	(82,273)
Change in valuation allowance	(36,161)	11,169	151,662
Balance at end of period	$1,069,417	$1,097,442	$1,253,313

Note 9.  Legal Proceedings

In the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10.  Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On March 13, 2012, the Company declared a cash dividend of $0.14 per common share payable May 1, 2012 to shareholders of record as of April 15, 2012.  This dividend, amounting to $661,881, was accrued at March 31, 2012.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended March 31, 2012

    The following discussion analyzes the consolidated financial condition of Community Bancorp. (the Company) and its wholly-owned subsidiary, Community National Bank, as of March 31, 2012, December 31, 2011 and March 31, 2011, and its consolidated results of operations for the periods then ended.  The Company is considered a “smaller reporting company” under applicable regulations of the Securities and Exchange Commission (SEC) and is therefore eligible for relief from certain disclosure requirements.  In accordance with such provisions, the Company has elected to provide its audited consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for two, rather than three, years.

     The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2011 Annual Report on form 10-K filed with the SEC.

FORWARD-LOOKING STATEMENTS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements about the results of operations, financial condition and business of the Company and its subsidiary. When used therein, the words "believes," "expects," "anticipates," "intends," "estimates," "plans," "predicts," or similar expressions, indicate that management of the Company is making forward-looking statements.

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

OVERVIEW

     The Company’s consolidated assets on March 31, 2012 were $558,806,626, an increase of $5,901,109, or 1.1% from December 31, 2011, and an increase of $25,968,488, or 4.9% from March 31, 2011.  The most significant change in assets in both comparison periods was a decrease in cash and an increase in investments and loans as the Company shifted cash into higher yielding assets.  Cash decreased $14,480,259 from year end and $25,136,887 year over year.  The funds were utilized to increase the available-for-sale portfolio, which increased $6,937,021 from year end and $44,575,250 year over year and to fund loans, which also increased $9,157,327 from year end and $9,821,612 from March 31, 2011.  Deposits increased $16,835,962 from March 31, 2011 to December 31, 2011, while NOW accounts decreased $17,327,339 during the first quarter of 2012, mostly due to cyclical fluctuations in the balances of municipal customer accounts, as account balances typically increase during the second and third quarters of the year and then run off during the first half of the following year.   The decrease in certificates of deposits under $100,000 year over year is due in part to the low interest rate environment while the increase in time deposits from year end to March 31, 2012 is due to $11,476,000 in one-way funds purchased through Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network during the quarter to help fund loan demand.  Demand for commercial loans increased since year end and demand for 1-4 family residential loans has remained steady.  The Company has retained in the loan portfolio some 10 – 15 year mortgages to help maintain the level of the 1-4 family loans, while continuing to sell 30 year mortgage loans in the secondary market to manage interest rate risk.

     Net income for the first quarter of 2012 was $964,849 or $0.19 per common share compared to $944,868 also $0.19 per common share for the first quarter of 2011.  Although earnings increased over the 2011 comparison period, an increase in the weighted average number of common shares of 100,533 resulted in the same level of earnings per common share.  Net interest income increased in the first quarter of 2012 compared to the first quarter of 2011, despite a decline in interest income, due to a decrease in interest expense.  The lower interest expense was attributed to a combination of the decrease in other time deposits and a decrease in rates paid on interest bearing deposits and borrowed funds.  Non-interest income decreased during the first quarter of 2012 compared to the first quarter 2011, due in part to a decrease in fee income from the sale of residential loans in the secondary market.  Also contributing to the difference is an impairment write down to mortgage servicing rights in 2012 of $36,161 versus a positive adjustment of $104,179 in 2011.  Operating expenses increased $200,418, of which $173,171 was attributed to an increase in the amortization of the Company’s investment in tax credit projects.

     On March 13, 2012, the Company's Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable on May 1, 2012 to shareholders of record on April 15, 2012.  The Company is focused on increasing the profitability of the balance sheet, improving expense efficiency, and prudently managing risk, particularly credit risk, in order to remain a well-capitalized bank in this challenging economic environment.

     The national economy is showing signs of a gradual recovery from the recent recession; however the pace of the recovery has been slow.  Spending, production and job market activity indicate the economy is expanding moderately, yet these gains are overshadowed by a widening federal budget deficit and global economic turbulence from the European debt crisis which leaves the economy vulnerable to shocks.  The Federal Reserve’s Open Market Committee recently indicated that they expect somewhat stronger growth in 2012 than in 2011; however the outlook remains uncertain, and close monitoring of economic developments will remain necessary.  More locally, economic indicators in Vermont, such as the unemployment rate and employment by industry, are more positive.  The current unemployment rate in Vermont is lower by 1.0 percentage point compared to the prior year.  According to industry statistics, real estate sales activity increased in 2011.  Vermont’s residential real estate market improved slowly since the lows of 2009 – 2010, with a gradual increase in median sale prices across most counties.  New construction remains sluggish with the relative cost of existing homes much less than building construction.  In the farming sector, average milk prices in 2011 exceeded the average price for 2010 and are projected to decrease only slightly in 2012.  Employers in the manufacturing, professional and business services and tourism industries are reporting significant over-the-year increases in employment.  Tourism activity during the fall foliage season and early winter was good with local hotels reporting stable bookings; however lack of snowfall had a negative impact on hotels, restaurants and convenience stores that rely on those who travel to the area for skiing and snowmobiling.  A positive addition to Northern Vermont is a multi-phase expansion project of a local ski resort that continues to expand into a year round indoor and outdoor recreation destination resort.  Already completed is an 84-room hotel and improvements to the base facility, lifts, a new ski shop, a learn-to-ski center, and a childcare facility.  Plans also include a zip line, ropes course, and mountain bike trail development. Towards the end of last year, the new indoor water park opened its doors and helped the resort survive the winter of less than average snow fall.  The ice arena also opened a few years ago as well as a multi level parking garage.  The newest expansion has been the construction of a 176 suite hotel that is connected to the water park, several restaurants and fitness room.  The project continues with an expansion and revitalization of the portion of the ski trails. This project has injected nearly $100 million of construction funding into the local economy over the last two years utilizing Federal EB5 program capital from foreign investors and has created many jobs for the area.

     While the trends in 2011 and the first quarter of 2012 have created some welcome distance from the recent recession, the rising price of fuel and other consumer goods will continue to impact adversely the consumer and all sectors of the economy, particularly as it relates to credit performance, which tends to lag economic cycles.  Management considers these economic factors, among others, in assessing the level of the Company’s reserve for loan losses in an effort to adequately reserve for probable losses due to consequences of the recession. The Company recorded a provision for loan losses of $250,003 in the first quarter of 2012 compared to $187,500 in the first quarter of 2011.  The methodology used to calculate the allowance for loan losses combines historical elements, delinquent and non-performing loan trends and factors that reflect the current economic environment; this methodology is described in detail in the Credit Risk section of this report.

     The regulatory environment continues to increase operating costs and place extensive burden on personnel resources to comply with a myriad of legal requirements, including those under the Dodd-Frank Act of 2010, the Sarbanes-Oxley Act of 2002, the USA Patriot Act, the Bank Secrecy Act, the Real Estate Settlement Procedures Act and the Truth in Lending Act.  It is unlikely that these administrative costs and burdens will moderate in the future.

     On April 5, 2012, President Obama signed into law the Jumpstart Our Business Startups Act (JOBS Act) which contains various provisions to facilitate capital funding by small businesses, and increases the threshold for registration as a public company under the Securities and Exchange Act of 1934 for banks and bank holding companies from 500 shareholders of record to 2,000 and increases the threshold for a deregistration from 300 to 1200.  Management of the Company is currently evaluating the JOBS Act and its potential impact on the Company.

     The following pages describe our first quarter financial results in much more detail. Please take the time to read them to more fully understand the quarter and three months ended March 31, 2012 in relation to the 2011 comparison periods.  The discussion below should be read in conjunction with the Consolidated Financial Statements of the Company and related notes contained in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

CRITICAL ACCOUNTING POLICIES

     The Company’s significant accounting policies, which are described in Note 1 (Significant Accounting Policies) to the Company’s consolidated financial statements in the December 31, 2011 Annual Report on Form 10-K, are fundamental to understanding the Company’s results of operations and financial condition because they require management to use estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results.  Five of these policies are considered by management to be critical because they require difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  The critical accounting policies govern:

• the allowance for loan losses;
• other real estate owned (OREO);
• valuation of residential mortgage servicing rights (MSRs);
• other than temporary impairment of investment securities; and
• the carrying value of goodwill.

     These policies are described further in the Company’s December 31, 2011 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the consolidated financial statements.  There have been no material changes in the critical accounting policies described in the 2011 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

    The Company’s net income for the first quarter of 2012 was $964,849, representing an increase of $19,981 or 2.1% over net income of $944,868 for the first quarter of 2011. This resulted in earnings per common share of $0.19 for both the first quarter of 2012 and 2011.  Core earnings (net interest income) for the first quarter of 2012 increased $153,327 or 3.7%, compared to the first quarter of 2011.  Although interest income decreased $87,216 or 1.5%, this decrease was more than offset by a decrease in interest expense of $240,543 or 15.9% year over year.  Despite a $9,821,612 or 2.5% increase in loans between periods, interest and fees on loans, the major component of interest income, decreased by $124,131 or 2.3%, due to a decrease in interest rates between periods.  Interest expense on deposits, the major component of total interest expense, decreased $209,492 or 18.8% between periods, attributable primarily to a decrease in the rates paid on interest-bearing deposit accounts.

    Non-interest income decreased $104,492 or 7.2%, while non-interest expense increased $200,418 or 4.6% for the first quarter of 2012 when compared to the first quarter of 2011.  Mortgage servicing rights was the major component of the $204,630 or 115.9% decrease in non-interest income between the comparison periods.  Fees related to the servicing of loans sold on the secondary market increased $89,107 or 27.3%, for the first quarter of 2012 compared to the first quarter in 2011.  Exchange income, a component of other income, decreased $14,000 or 38.9% for the first three months of 2012, from $36,000 in 2011 to $22,000 in 2012.  Income from the Company’s trust and investment management affiliate, Community Financial Services Group, LLC (CFSG), also decreased $8,685 or 20.5% for the first three months of 2012.  Occupancy expense, a component of non-interest expense, increased $65,700 or 8.1% for the first quarter due in part to increases in depreciation and service contracts.  During the first three months of 2012, the Federal Deposit Insurance Corporation (FDIC) insurance expense decreased $59,816 or 35.1% compared to the first three months of 2011.  This decrease is due to a change in the formula used to assess deposit insurance premiums effective April 1, 2011.  Loss on limited partnerships, a component of other expenses, increased $173,171 or 141.8% for the first quarter of 2012.  This increase was attributed to an increase in the amortization of the Company’s investment in tax credit projects.

      Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.  The following table shows these ratios annualized for the comparison periods.

For the quarter ended March 31,	2012	2011

Return on Average Assets	0.72%	0.70%
Return on Average Equity	9.35%	9.67%

The following table summarizes the earnings performance and balance sheet data of the Company for the 2012 and 2011 comparison periods.

SELECTED FINANCIAL DATA

Balance Sheet Data	March 31,	December 31,
	2012	2011
	(Unaudited)	(Unaudited)

Net loans	$393,931,232	$384,792,788
Total assets	558,806,626	552,905,517
Total deposits	453,993,149	454,393,309
Borrowed funds	20,770,000	18,010,000
Total liabilities	517,374,397	511,987,108
Total shareholders' equity	41,432,229	40,918,409

Three Months Ended March 31,	2012	2011

Total interest income	$5,589,896	$5,677,112
Less:
Total interest expense	1,270,927	1,511,470
Net interest income	4,318,969	4,165,642
Less:
Provision for loan losses	250,003	187,500

Non-interest income	1,354,977	1,459,469
Less:
Non-interest expense	4,549,932	4,349,514
Income before income taxes	874,011	1,088,097
Less:
Applicable income tax expense	(90,838)	143,229

Net Income	$964,849	$944,868

Per Share Data

Earnings per common share	$0.19	$0.19
Dividends declared per common share	$0.14	$0.14
Book value per common shares outstanding	$8.19	$7.97
Weighted average number of common shares outstanding	4,735,857	4,635,324
Number of common shares outstanding	4,751,605	4,650,012

INTEREST INCOME VERSUS INTEREST EXPENSE (NET INTEREST INCOME)

     The largest component of the Company’s operating income is net interest income, which is the difference between interest earned on loans and investments versus the interest paid on deposits and other sources of funds (i.e. other borrowings).  The Company’s level of net interest income can fluctuate over time due to changes in the level and mix of earning assets, and sources of funds (volume) and from changes in the yield earned and costs of funds (rate).  A portion of the Company’s income from municipal investments is not subject to income taxes.  Because the proportion of tax-exempt items in the Company's portfolio varies from year-to-year, to improve comparability of information, the non-taxable income shown in the tables below has been converted to a tax equivalent basis. Because the Company’s corporate tax rate is 34%, to equalize tax-free and taxable income in the comparison, we divide the tax-free income by 66%, with the result that every tax-free dollar is equivalent to $1.52 in taxable income.

     Tax-exempt income is derived from municipal investments, which comprised the entire held-to-maturity portfolio of $33,562,606 at March 31, 2012, and $37,948,665 at March 31, 2011.

     The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the comparison periods of 2012 and 2011.

For the Three Months Ended March 31,	2012	2011

Net interest income as presented	$4,318,969	$4,165,642
Effect of tax-exempt income	109,868	134,913
Net interest income, tax equivalent	$4,428,837	$4,300,555

     The following table presents average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the 2012 and 2011 comparison periods.

	For the Three Months Ended March 31,
		2012			2011
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets

Loans (1)	$391,354,167	$5,179,734	5.32%	$389,001,889	$5,303,865	5.53%
Taxable investment securities	72,207,427	172,841	0.96%	23,703,792	70,810	1.21%
Tax-exempt investment securities	32,499,603	323,141	4.00%	36,604,441	396,802	4.40%
Sweep and interest earning accounts	7,313,703	3,316	0.18%	37,541,054	21,652	0.23%
Other investments (4)	4,632,429	20,732	1.80%	4,695,550	18,896	1.63%
Total	$508,007,329	$5,699,764	4.51%	$491,546,726	$5,812,025	4.80%

Interest-Bearing Liabilities

NOW	$111,800,243	$91,757	0.33%	$103,637,956	$133,619	0.52%
Money market accounts	75,414,173	175,387	0.94%	74,305,272	219,897	1.20%
Savings deposits	61,694,702	24,707	0.16%	57,848,479	30,170	0.21%
Time deposits	139,361,484	611,440	1.76%	144,073,247	729,097	2.05%
Federal funds purchased and
other borrowed funds	18,446,000	75,409	1.64%	22,410,000	100,416	1.82%
Repurchase agreements	24,965,042	32,903	0.53%	20,379,073	37,914	0.75%
Capital lease obligations	823,481	15,760	7.66%	827,642	16,793	8.12%
Junior subordinated debentures	12,887,000	243,564	7.60%	12,887,000	243,564	7.66%
Total	$445,392,125	$1,270,927	1.15%	$436,368,669	$1,511,470	1.40%

Net interest income		$4,428,837			$4,300,555
Net interest spread (2)			3.36%			3.40%
Net interest margin (3)			3.51%			3.55%

(1) Included in gross loans are non-accrual loans with an average balance of $7,818,530 and $4,594,164 for the three months ended March 31, 2012 and 2011, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses.
(2) Net interest spread is the difference between the average yield on average earning assets and the average rate paid on average interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average earning assets.
(4) Included in other investments is the Company’s FHLBB Stock with an average balance of $3,657,279 and a dividend payout rate of approximately 0.31% per quarter.

     The average volume of earning assets for the first three months of 2012 increased $16,460,603 or 3.4% compared to the same period of 2011, while the average yield decreased 29 basis points.  The average volume of loans increased $2,352,278 or 0.6%, while the average yield decreased 21 basis points.  Interest earned on the loan portfolio comprised 90.9% of total interest income for the first three months of 2012 and 91.3% for the 2011 comparison period.  The average volume of sweep and interest earning accounts decreased $30,227,351 or 80.5%.  This was due to the decrease in cash and increase in investments and loans as the Company shifted cash into higher yielding assets.  The average volume of the taxable investment portfolio (classified as available-for-sale) increased $48,503,635 or 204.6% for the same period in 2011, while the average yield decreased 25 basis points.  The Company increased its taxable investment portfolio with U.S. government sponsored enterprise securities, as deposit funding increased in 2011.  The average volume of the tax exempt investment portfolio (classified as held-to-maturity) decrease $4,104,838 or 11.2% between periods, while the average tax equivalent yield decreased 40 basis points.  Interest earned on tax exempt investments (which is presented on a tax equivalent basis) comprised 5.7% of total interest income for the first three months of 2012 compared to 6.9% for the same period in 2011.  The Company has experienced additional competition from other local financial institutions in our municipal market, which is reflected in the decrease in the average volume of our tax exempt investment portfolio.

     In comparison, the average volume of interest bearing liabilities for the first three months of 2012 increased $9,023,456 or 2.1% over the 2011 comparison period, while the average rate paid on these liabilities decreased 25 basis points.  The average volume of NOW accounts increased $8,162,287 or 7.9% and money market funds increased $1,108,901 or 1.5% and the average rate paid decreased 19 basis points and 26 basis points, respectively.  The average volume carried in the Company’s money market product, an insured cash sweep account (ICS), increased $3,596,449 year over year from $8,422,500 in 2011 to $12,018,999 in 2012.  This product has brought in new funds but most of the interest has come from the Company’s CDARS customers looking for alternatives to placing their money in time deposit accounts that are not as liquid.  The average volume of time deposits decreased $4,711,763 or 3.3%, and the average rate paid on time deposits decreased 29 basis points.  Late in the first quarter of 2012, the Company purchased of $11,476,000 in one-way funds through CDARS which had little impact to the average volume. The average volume of federal funds purchased and other borrowed funds decreased $3,964,000 or 17.7% from an average volume of $22,410,000 for the first three months of 2011 to $18,446,000 for the same period in 2012.

     The prolonged low interest rate environment has resulted in continued pressure on the Company’s net interest spread and margin.  The Company’s earning assets are being replaced and repriced to lower interest rates, while the opportunity to reduce rates on non-maturing interest-bearing deposits is more limited.  A decrease of 29 basis points on the average yield on earning assets and 25 basis points on the average rate paid on interest-bearing liabilities during the first three months of 2012 compared to a decrease of 60 basis points and 21 basis points, respectively, for the first three months of 2011.  Most of the decrease in interest expense during the first three months of 2012 was attributable to the decrease in time deposits due to both volume and the rate paid on these deposits.  As long-term time deposits matured, they either repriced to lower rates or were not renewed.  The cumulative result of all these changes was a decrease of four basis points in the net interest spread and a decrease of four basis points in the net interest margin.

    The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first three months of 2012 and 2011 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense

	Variance	Variance
	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$(156,206)	$32,075	$(124,131)
Taxable investment securities	(42,683)	144,714	102,031
Tax-exempt investment securities	(32,837)	(40,824)	(73,661)
Sweep and interest earning accounts	(4,808)	(13,528)	(18,336)
Other investments	2,118	(282)	1,836
Total	$(234,416)	$122,155	$(112,261)

Average Interest-Bearing Liabilities
NOW	$(52,328)	$10,466	$(41,862)
Money market accounts	(47,791)	3,281	(44,510)
Savings deposits	(7,455)	1,992	(5,463)
Time deposits	(97,039)	(20,618)	(117,657)
Federal funds purchased and other borrowed funds	(8,843)	(16,164)	(25,007)
Repurchase agreements	(13,492)	8,481	(5,011)
Capital lease obligations	(954)	(79)	(1,033)
Total	$(227,902)	$(12,641)	$(240,543)

Changes in net interest income	$(6,514)	$134,796	$128,282

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income: The Company's non-interest income decreased $104,492 or 7.2% for the first quarter of 2012 compared to the first quarter of 2011, from $1,354,977 to $1,459,469.  Income from sold loans decreased $115,523 or 23.0% for the first quarter of 2012 compared to the first quarter of 2011 reflecting a decrease of $204,630 or 115.9% in mortgage servicing rights which was offset in part by an increase of $71,050 or 37.4% in point fees and premiums on sold loans.  Additionally, other income decreased $20,449 or 8.1% for the first quarter comparison periods, due to decreases of $14,000 or 38.9% from exchange income and $8,685 or 20.5% from the Company’s trust and investment management affiliate, CFSG.  Service fees increased $16,098 or 2.9% and other income from loans increased $15,382 or 9.9% quarter over quarter helping to offset a portion of the other decreases in the components of non-interest income noted here.

Non-interest Expense: The Company's non-interest expense increased $200,418 or 4.6% to $4,549,932 for the first quarter of 2012 compared to $4,349,514 for the 2011 comparison period.  Decreases were recorded in salaries and wages of $33,096 or 2.3%, FDIC insurance of $59,816 or 35.1% and the amortization of the core deposit intangible associated with the LyndonBank acquisition of $21,305 or 20.0%.  Offsetting these decreases were increases in employee benefits of $53,170 or 9.8%, occupancy expense of $65,700 or 8.1% and other expenses of $195,765 or 15.6%.

     Losses relating to various limited New Market Tax Credit (NMTC) partnership investments for affordable housing in our market area constitute the largest portion of other expenses.  These losses for the first quarter of 2012 and 2011 amounted to $295,317 and $122,146, respectively, representing an increase of $173,171 or 141.8%.  These investments provide tax benefits, including tax credits, and are designed to provide an effective yield between 8% and 10%.  Losses relating to the Company’s NMTC investment for the first quarter 2012 were recorded as $9,918, with tax credits amounting to $28,714.  The Company amortizes these investments under the effective yield method, resulting in the asset being amortized consistent with the periods in which the Company receives the tax benefit.

APPLICABLE INCOME TAXES

     The provision for income taxes decreased from a tax expense of $143,229 for the first quarter of 2011 to a tax benefit of $90,838 for the first quarter of 2012, a decrease of $234,067 or 163.4%.  The change from expense to benefit is due primarily to the increase in tax credits year over year.  Total tax credits for the first three months of 2012 were $319,857 compared to total tax credits of $133,518 for the first three months of 2011.

CHANGES IN FINANCIAL CONDITION

     The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	March 31, 2012		December 31, 2011		March 31, 2011
Assets
Loans (gross)*	$397,829,366	71.19%	$388,672,039	70.30%	$388,007,754	72.82%
Securities available-for-sale	73,035,938	13.07%	66,098,917	11.95%	28,460,688	5.34%
Securities held-to-maturity	33,562,606	6.01%	29,702,159	5.37%	37,948,665	7.12%
*includes loans held for sale
	March 31, 2012		December 31, 2011		March 31, 2011
Liabilities
Time deposits	$144,907,273	25.93%	$137,461,352	24.86%	$143,872,591	27.00%
Savings deposits	64,512,091	11.54%	59,284,631	10.72%	61,151,720	11.48%
Demand deposits	61,866,873	11.07%	62,745,782	11.35%	53,917,918	10.12%
Now	106,166,136	19.00%	123,493,475	22.34%	104,921,318	19.69%
Money market accounts	76,540,776	13.70%	71,408,069	12.92%	73,693,800	13.83%
Federal funds purchased	8,760,000	1.57%	0	0.00%	0	0.00%
Long-term borrowings	12,010,000	2.15%	18,010,000	3.26%	18,010,000	3.38%

     The Company's loan portfolio increased $9,157,327 or 2.4%, from December 31, 2011 to March 31, 2012, and increased $9,821,612 or 2.5%, from March 31, 2011 to March 31, 2012.  This increase is due in part to a large commercial loan originated during the first quarter of 2012 and to the Company’s decision to begin holding some 10-15 year fixed rate residential mortgages in-house, rather than selling them into the secondary market.  Securities available-for-sale increased $6,937,021 or 10.5% through purchases from December 31, 2011 to March 31, 2012, and $44,575,250 or 156.6% year over year.  Securities held-to-maturity increased $3,860,447 or 13.0% during the first three months of 2012, and decreased $4,386,059 or 11.6% year to year.  The increase in the held-to-maturity portfolio reflects municipal investments that matured in December 2011 and renewals during the first quarter 2012.  Competition remains aggressive for these municipal investments, accounting for the modest increase year to date and the decrease year over year.

     Total deposits decreased $400,160 or 0.1% from December 31, 2011 to March 31, 2012 and increased $16,435,802 or 3.8% from March 31, 2011.  Time deposits increased $7,445,921 or 5.4% from December 31, 2011 to March 31, 2012 and $1,034,682 or 0.7% from March 31, 2011 to March 31, 2012.  This increase in time deposits is attributable to the purchase of $11,476,000 in one-way funds through the CDARS program discussed in the Liquidity and Capital Resources section.  Savings deposits increased $5,227,460 or 8.8% during the first three months of 2012 and $3,360,371 or 5.5% year to year.  Demand deposits decreased $878,909 or 1.4% during the first three months of 2012, compared to an increase of $7,948,955 or 14.7% year to year.  NOW accounts reported a decrease during the first three months of 2012 of $17,327,339 or 14.0% and an increase of $1,244,818 or 1.2% year over year.  The government agency accounts decreased $17,214,199 with an average monthly balance of $22,703,755 at March 31, 2012 compared to $39,917,874 at December 31, 2011.  The account held by the Company’s affiliate, CFSG, had an average monthly balance of $24,127,485 at March 31, 2012 compared to $27,018,380 at December 31, 2011, contributing to the decrease in 2012.  Money market accounts increased $5,132,707 or 7.2% for the first three months of 2012 and increased $2,846,976 or 3.9% year over year, reflecting the demand for the ICS program.  Long-term borrowings at March 31, 2012 decreased $6,000,000 or 33.3% compared to both December 31, and March 31, 2011.

RISK MANAGEMENT

Interest Rate Risk and Asset and Liability Management - Management actively monitors and manages the Company’s interest rate risk exposure and attempts to structure the balance sheet to maximize net interest income while controlling its exposure to interest rate risk.  The Company's Asset/Liability Management Committee (ALCO) is made up of the Executive Officers and all the Vice Presidents of the Bank.  The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity and various business strategies.  The ALCO meets monthly to review financial statements, liquidity levels, yields and spreads to better understand, measure, monitor and control the Company’s interest rate risk.  In the ALCO process, the committee members apply policy limits set forth in the Asset Liability, Liquidity and Investment policies approved and periodically reviewed by the Company’s Board of Directors.  The ALCO's methods for evaluating interest rate risk include an analysis of the effects of interest rate changes on net interest income and an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the entire balance sheet.

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

Credit Risk - A primary challenge of management is to reduce the exposure to credit loss within the loan portfolio. Management follows established underwriting guidelines, and exceptions to the policy must be approved in accordance with limits prescribed by the Board of Directors.  The adequacy of the loan loss reserve is reviewed quarterly by the risk management committee of the Board of Directors and then presented to the full Board of Directors for approval.  This committee meets to discuss, among other matters, potential exposures, historical loss experience, and overall economic conditions.  Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency.  A sample of loans are reviewed periodically by an independent loan review firm in order to assure accuracy of the Company's internal risk ratings and compliance with various internal policies and procedures and regulatory guidance. The Company maintains a Credit Administration department whose function includes credit analysis and monitoring and reporting on the status of the loan portfolio including delinquent and non-performing loans. The Company also monitors concentration of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interest, loans to industry segments, and the geographic distribution of commercial real estate loans.  The Company has seen an increase in commercial and industrial loans as a percent of the total loan portfolio.  The Company’s strategy is to continue in this direction and it is committed to adding additional resources to the commercial credit function to manage the risk as this growth materializes.  However, achieving significant increases in commercial loans remains a challenge in light of the prolonged weak economy and slow recovery.  Some growth has also been realized in the residential mortgage first lien portfolio with the Company now holding rather than selling some of its 10 and 15 year fixed rate mortgages.

     The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	March 31, 2012		December 31, 2011
	Total Loans	% of Total	Total Loans	% of Total

Construction & land development	$11,522,557	2.90%	$12,588,715	3.24%
Secured by farm land	10,183,530	2.56%	10,223,277	2.63%
1 - 4 family residential - 1st lien	164,105,983	41.25%	159,535,958	41.05%
1 - 4 family residential - Jr lien	45,346,141	11.40%	45,886,967	11.80%
Commercial real estate	109,214,331	27.45%	109,457,376	28.16%
Loans to finance agricultural production	1,257,655	0.32%	1,282,339	0.33%
Commercial & industrial loans	45,198,180	11.36%	38,232,268	9.84%
Consumer loans	11,000,989	2.76%	11,465,139	2.95%
Total gross loans	397,829,366	100.00%	388,672,039	100.00%
Deduct (add):
Allowance for loan losses	3,952,489		3,886,502
Unearned loan fees	(54,355)		(7,251)
Loans held-for-sale	1,583,520		2,285,567
	5,481,654		6,164,818
Net loans	$392,347,712		$382,507,221

Allowance for loan losses and provisions - The Company maintains an allowance for loan losses at a level that management believes is appropriate to absorb losses inherent in the loan portfolio (See Critical Accounting Policies). Although the Company, in establishing the allowance, considers the inherent losses in individual loans and pools of loans, the allowance is a general reserve available to absorb all credit losses in the loan portfolio.  No part of the allowance is segregated for, or allocated to, any particular loan or class.

     When establishing the allowance each quarter the Company applies a combination of historical loss factors and qualitative factors to loan classes including residential first and junior lien mortgages, commercial real estate, commercial and industrial, and consumer loan portfolios.  During the fourth quarter of 2011 the Company changed its allowance methodology by segmenting the classes of the residential real estate portfolio into first lien residential mortgages and junior lien residential mortgages, also known as home equity loans.  The change was made to allow the Company to closely monitor and appropriately reserve for the risk inherent with home equity lending, given the modest repayment requirements, relaxed documentation, higher loan to value ratios characteristic of home equity lending, and the recent decline of home property values. No changes in the Company’s policies or methodology pertaining to the general component for loan losses were made during the first quarter of 2012.  The Company will shorten or lengthen its look back period for determining average portfolio historical loss rates as the economy either contracts or expands; during a period of economic contraction a shortening of the look back period may more conservatively reflect the current economic climate.  In light of the 2008 recession, in late 2008 the Company modified its allowance methodology by shortening its historical look back period from five years to one to two years, and by also comparing loss rates to losses experienced during the last economic downturn, from 1999 to 2002. The highest loss rates experienced for these look back periods are applied to the various segments in establishing the allowance.

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

     The following table summarizes the Company's loan loss experience for the three months ended March 31,

	2012	2011

Loans outstanding, end of period	$397,829,366	$388,007,754
Average loans outstanding during period	$391,354,167	$389,001,889
Non-accruing loans, end of period	$7,663,385	$4,490,098

Loan loss reserve, beginning of period	$3,886,502	$3,727,935
Loans charged off:
Residential real estate - 1st lien	(58,474)	(188,800)
Residential real estate - Jr lien	(60,287)	0
Commercial real estate	(46,799)	0
Commercial loans not secured by real estate	(9,834)	(700)
Consumer loans	(23,658)	(37,590)
Total loans charged off	(199,052)	(227,090)
Recoveries:
Residential real estate - 1st lien	1,457	0
Residential real estate - Jr lien	1,356	0
Commercial real estate	756	1,090
Commercial loans not secured by real estate	1,252	8,106
Consumer loans	10,215	12,377
Total recoveries	15,036	21,573
Net loans charged off	(184,016)	(205,517)
Provision charged to income	250,003	187,500
Loan loss reserve, end of period	$3,952,489	$3,709,918

Net charge offs to average loans outstanding	0.047%	0.053%
Provision charged to income as a percent of average loans	0.064%	0.048%
Loan loss reserve to average loans outstanding	1.010%	0.954%
Loan loss reserve to non-accruing loans *	51.576%	82.624%

*The percentages include loans that carry federal government guarantees. If the guaranteed portions were deducted, the reserve coverage of non-accruing loans would increase to 77.4% as of March 31, 2012 and 106.3% as of March 31, 2011.

     Specific allocations to the reserve are made for certain impaired loans. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including interest and principal, according to the contractual terms of the loan agreement. Impaired loans are loans to a borrower that in aggregate are greater than $100,000 and that are in non-accrual status, including troubled debt restructurings (TDR).  The Company will review all the facts and circumstances surrounding non-accrual and TDR loans and on a case-by-case basis may consider loans below the threshold as impaired when such treatment is material to the financial statements.  The Company reviews all the facts and circumstances surrounding non-accrual and TDR loans and on a case-by-case basis may consider loans below the threshold as impaired when such treatment is material to the Company's financial statements. Commercial and commercial real estate loans are generally placed on non-accrual status when there is deterioration in the financial position of the borrower, payment in full of principal and interest is not expected, and/or principal or interest has been in default for 90 days or more. However, such a loan need not be placed in non-accrual status if it is both well secured and in the process of collection.  Residential mortgages and home equity loans are considered for non-accrual status at 90 days past due and are evaluated on a case by case basis to assure that the Company’s net income is not materially overstated. The Company obtains current property appraisals or market value analyses and considers the cost to carry and sell collateral in order to assess the level of specific allocations required. Consumer loans are generally not placed in non-accrual but are charged off by the time they reach 120 days past due.

     The portion of the allowance termed "unallocated" is established to absorb inherent losses that exist as of the valuation date although not specifically identified through management's process for estimating credit losses.  While the allowance is described as consisting of separate allocated portions, the entire allowance is available to support loan losses, regardless of category.

     The Company began experiencing increasing delinquencies and collection activity in 2008 when the most recent recession began. The slow recovery has resulted in prolonged work through of some of these delinquencies and problem loans. The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure. During the same period the Company experienced increasing trends in the levels of non-performing loans and criticized and classified assets, which is consistent with the length and depth of the economic recession and the current measured recovery. During 2009 the Company had carried the maximum qualitative factor adjustment for weak economic conditions and is now slowly decreasing that factor as the recovery progresses. The factors for trends in delinquency and non-accrual loans and criticized and classified assets were similarly increased. With the economic recovery continuing, the levels of both Group B and C loans have shown gradual improvement. The sluggish pace of the economic recovery and the lack of national economic stimulus funding in 2011 translated into slow and measured improvement of the negative trends experienced in the loan portfolio since the onset of the 2008 recession.

     The Company’s non-performing assets decreased $173,296 or 1.9% during the first three months of 2012 from $9,279,128 at December 31, 2011 to $9,105,832 as of March 31, 2012.  The non-performing loan decrease for the first quarter of 2012 is attributable in large part to the transfer of two properties into Other Real Estate Owned totaling $130,493, the auction liquidation of a $73,607 real estate loan, several charge offs relating to residential real estate loans and one further write down of a commercial real estate loan by $46,325.  Foreclosure actions are in process on 18 non-performing loans to 14 borrowing relationships with balances totaling approximately $3.5 million; those foreclosures and claims on related government guarantees are expected to reduce non performing loans during 2012.  Auctions are scheduled for the second quarter of 2012 to liquidate collateral securing six non-performing loans that total $1.6 million. The $9.1 million of non-performing loans at March 31, 2012 carry $2.6 million in federal government guarantees, making the non-performing loans net of guarantee $6.5 million. At March 31, 2011, of the $5.1 million in non-performing loans, $1.2 million carried federal government guarantees, resulting in non-performing loans net of guarantee of $3.9 million.

     When a loan is placed in non-accrual status, the Company's policy is to reverse the accrued interest against current period income and to discontinue the accrual of interest until the borrower clearly demonstrates the ability and intention to resume normal payments, typically demonstrated by regular timely payments for a period of not less than six months.  Interest payments received on non-accrual or impaired loans are generally applied as a reduction of the loan principal balance.  Deferred taxes are calculated monthly, based on interest amounts that would have accrued through the normal accrual process.

     Non-performing assets for the comparison periods were as follows:

	March 31, 2012		December 31, 2011
		Percent		Percent
	Balance	of Total	Balance	of Total

Loans past due 90 days or more and still accruing:
Commercial loans	$65,350	0.72%	$59,618	0.64%
Commercial real estate	193,044	2.12%	98,554	1.06%
Residential real estate - 1st lien	928,443	10.20%	969,078	10.44%
Residential real estate - Jr lien	35,117	0.39%	111,061	1.20%
Consumer	0	0.00%	1,498	0.02%
Total	1,221,954	13.43%	1,239,809	13.36%

Non-accrual loans:
Commercial loans	1,047,690	11.50%	1,066,945	11.50%
Commercial real estate	3,666,742	40.27%	3,714,146	40.03%
Residential real estate - 1st lien	2,604,285	28.60%	2,703,920	29.14%
Residential real estate - Jr lien	344,668	3.78%	464,308	5.00%
Total	7,663,385	84.15%	7,949,319	85.67%

Other real estate owned	220,493	2.42%	90,000	0.97%

Total	$9,105,832	100.00%	$9,279,128	100.00%

     The Company’s non-accrual loans decreased $285,934 or 3.6% during the first three months from $7,949,319 at December 31, 2011 to $7,663,385 as of March 31, 2012.  The Company’s impaired loans decreased $245,137 during the first three months of 2012 from $7,470,370 to $7,225,233. Specific allocations to the reserve decreased for the same period, from $458,500 to $383,500. Three impaired loans to one borrower, totaling approximately $1.0 million at December 31, 2008, were rewritten through a TDR in 2009 and as of March 31, 2012 the book balance was $462,843 and the loan is paying according to terms. Two other federally guaranteed loans to one borrower totaling $1.3 million at December 31, 2009 were rewritten through a TDR in 2010 and as of March 31, 2012 the book balance remains at just over $1.1 million; the subject loans are now in the foreclosure process. A $1.3 million residential mortgage loan modified in June 2010 now has a balance of $800,000 and is also in foreclosure. Two other non-performing loans with balances of approximately $1.0 million at December 31, 2011 were restructured in January 2012 to allow for tropical storm Irene flood related remediation and are performing under the terms of the modification. The impaired portfolio as of March 31, 2012 includes approximately 32% residential first mortgages, 4% junior lien home equity loans, 50% commercial real estate, with the balance of 14% in commercial or installment loans not secured by real estate.  This compares to the impaired portfolio as of December 31, 2011 that included approximately 32% residential first mortgages, 6% junior lien home equity loans, 49% commercial real estate, with the balance of 13% in commercial or installment loans not secured by real estate.

     The Company is not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

     As of March 31, 2012 and December 31, 2011, the OREO portfolio totaled $220,493 and $90,000 respectively.  The Company’s OREO portfolio at March 31, 2012 consisted of three properties acquired through the normal foreclosure process.

      The Company is committed to a conservative lending philosophy and maintains high credit and underwriting standards. As of March 31, 2012 the Company maintained a total residential loan portfolio (including 1st lien and Jr lien) of $209,452,124 compared to $205,422,925 as of December 31, 2011 and a commercial real estate portfolio (including construction, land development and farm land loans) of $130,920,418 as of March 31, 2012 and $132,269,368 as of December 31, 2011, together accounting for 85.6% and 86.9%, of the total loan portfolio at March 31, 2012 and December 31, 2011.

     The residential mortgage portfolio makes up the largest segment of the loan portfolio and as a result of the severity and depth of the recent recession it has recently seen the greatest degree of collection and foreclosure activity and losses. The Company however, has not experienced delinquencies and losses to the extent of national peers as the Company maintains a mortgage loan portfolio of traditional mortgage products and has not engaged in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. In areas of the country where such risky products were originated, borrowers with little or no equity in their property have been defaulting on mortgages they can longer afford, and walking away from those properties as real estate values have fallen precipitously.  While real estate values have declined in the Company’s market area, the sound underwriting standards historically employed by the Company have mitigated the trends in defaults and property surrenders experienced elsewhere.  Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (PMI).  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  Junior lien home equity products make up 22% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%.  The residential mortgage portfolio has had satisfactory performance in light of the depth of the recent recession and the slow recovery.

     Risk in the Company’s commercial and commercial real estate loan portfolios is mitigated in part by using government guarantees issued by federal agencies such as the U.S. Small Business Administration and USDA Rural Development. At March 31, 2012, the Company had $27,816,786 in guaranteed loans with guaranteed balances of 22,650,426, compared to $28,077,575 in guaranteed loans with guaranteed balances of $22,885,794 at December 31, 2011.

     The Company made a first quarter 2012 provisions to the allowance for loan losses of $250,003, comparable to the level of the provision made over the last two years and sufficient, in management’s view, to cover first quarter 2012 net losses of $184,016 and to provide for growth in the loan portfolio. Net loan losses began increasing in 2007 and 2008 as a result of the recession and, given the increasing trend, the depth of the recession and the long and shallow recovery, management increased its provision for loan losses to $1.0 million for 2011 and just under $1.1 million for 2010, compared to $625,004 for 2009. Management believes that the increase in the provision for loan losses in the first quarter of 2012 and prior recent periods is directionally consistent with the trends and risk in the loan portfolio and with the growth of the loan portfolio. Management will continue to monitor the activity of non-performing loans, carefully assess the reserve requirement and adjust the provision in future periods as circumstances warrant. The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans, and management continues to monitor the loan portfolio closely.

Market Risk - In addition to credit risk in the Company’s loan portfolio and liquidity risk in its loan and deposit-taking operations, the Company’s business activities also generate market risk.  Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices.  Declining capital markets can result in fair value adjustments necessary to record decreases in the value of the investment portfolio for other-than-temporary-impairment.  The Company does not have any market risk sensitive instruments acquired for trading purposes.  The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. During times of recessionary periods, a declining housing market can result in an increase in loan loss reserves or ultimately an increase in foreclosures.  Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to loan prepayment risks, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product.  The prolonged weak economy and disruption in the financial markets in recent years may heighten the Company’s market risk.  As discussed above under "Interest Rate Risk and Asset and Liability Management", the Company actively monitors and manages its interest rate risk through the ALCO process.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first three months of 2012, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

     The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk were as follows:

	-Contract or Notional Amount-
	March 31, 2012	December 31, 2011

Unused portions of home equity lines of credit	$21,186,758	$20,161,629
Other commitments to extend credit	32,892,880	38,106,476
Residential construction lines of credit	350,290	588,290
Commercial real estate and other construction lines of credit	2,202,747	2,126,558
Standby letters of credit and commercial letters of credit	1,864,414	1,954,885
Recourse on sale of credit card portfolio	391,600	398,200
MPF credit enhancement obligation, net of liability recorded	1,977,739	1,979,684

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

     In connection with its trust preferred securities financing completed on October 31, 2007, the Company guaranteed the payment obligations under the $12,500,000 of capital securities of its subsidiary, CMTV Statutory Trust I.  The source of funds for payments by the Trust on its capital securities is payments made by the Company on its debentures issued to the Trust.  The Company's obligation under those debentures is fully reflected in the Company's balance sheet, in the gross amount of $12,887,000 for each of the comparison periods, of which $12,500,000 represents external financing.

     During 2011, an audit conducted by the Vermont Tax Department resulted in a sales and use tax assessment, including interest and penalties, of $171,563, which was subsequently reduced to $118,506.  The Company disputes various portions of the adjusted assessment and has filed a notice of appeal.  Furthermore, pending legislative proposals on the taxation of cloud computing, if enacted, could further reduce the assessment.  As of March 31, 2012, the Company had accrued a liability in the amount of $65,000 relating to this matter.

LIQUIDITY AND CAPITAL RESOURCES

     Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings.  Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities.  Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process.  The Company’s principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities, sales of loans available-for-sale, and earnings and funds provided from operations.  Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to roll over risk on deposits and limits reliance on volatile short-term borrowed funds.  Short-term funding needs arise from declines in deposits or other funding sources and funding requirements for loan commitments.  The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds.

     In order to attract deposits, the Company has from time to time taken the approach of offering deposit specials at competitive rates, in varying terms that fit within the balance sheet mix.  The strategy of offering specials is meant to provide a means to retain deposits while not having to reprice the entire deposit portfolio.  The Company recognizes that at times when loan demand exceeds deposit growth, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits purchased through the CDARS provide an alternative funding source when needed.  Such deposits are generally considered a form of brokered deposits.  The Company had $11,476,000 and $0 in one-way funds on March 31, 2012 and December 31, 2011, respectively.  In addition, two-way CDARS deposits allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members.  At March 31, 2012, the Company reported $1,019,541 in CDARS deposits representing exchanged deposits with other CDARS participating banks compared to $1,121,632 at December 31, 2011.  The balance in ICS deposits was $13,030,100 at March 31, 2012, compared to $10,872,204 at December 31, 2011.

     The Company has a Borrower-in-Custody arrangement with the Federal Reserve Bank of Boston (FRBB) secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available line of $69,693,455 and $69,222,549, respectively at March 31, 2012 and December 31, 2011.  Credit advances in the FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 75 basis points.  At March 31, 2012 and December 31, 2011, the Company had no outstanding advances against this line.

     The Company has an unsecured Federal Funds line with the FHLBB with an available balance of $500,000 at March 31, 2012 and December 31, 2011.  Interest is chargeable at a rate determined daily approximately 25 basis points higher than the rate paid on federal funds sold.  In addition, at March 31, 2012 and December 31, 2011, additional borrowing capacity of approximately $68,399,795 and $77,902,569, respectively, was available through the FHLBB secured by the Company's qualifying loan portfolio (generally, residential mortgages).

     The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	March 31,	December 31,	March 31,
	2012	2011	2011
Long-Term Advances
FHLBB Community Investment Program borrowing, 7.67% fixed
rate, due November 16, 2012	$10,000	$10,000	$10,000
FHLBB term borrowing, 1.00% fixed rate, due January 27, 2012	0	6,000,000	6,000,000
FHLBB term borrowing, 1.71% fixed rate, due January 28, 2013	6,000,000	6,000,000	6,000,000
FHLBB term borrowing, 2.72% fixed rate, due January 27, 2015	6,000,000	6,000,000	6,000,000
	12,010,000	18,010,000	18,010,000
Overnight Borrowings
Federal funds purchased (FHLBB), 0.28%	8,760,000	0	0

Total Borrowings	$20,770,000	$18,010,000	$18,010,000

     Under a separate agreement, the Company has the authority to collateralize public unit deposits up to its FHLBB borrowing capacity ($68,399,795 and $77,902,569, at March 31, 2012 and December 31, 2011 respectively, less outstanding advances) with letters of credit issued by the FHLBB.  The Company offers a Government Agency Account to the municipalities collateralized with these FHLBB letters of credit.  At March 31, 2012 and December 31, 2011, approximately $18,800,000 and $15,950,000, respectively, of qualifying residential real estate loans was pledged as collateral to the FHLBB for these collateralized governmental unit deposits.

     On March 13, 2012, the Company declared a cash dividend of $0.14 on common stock payable on May 1, 2012, to shareholders of record as of April 15, 2012, which was accrued in the financial statements at March 31, 2012.

     The following table illustrates the changes in shareholders' equity from December 31, 2011 to March 31, 2012:

Balance at December 31, 2011 (book value $8.13 per common share)	$40,918,409
Net income	964,849
Issuance of stock through the Dividend Reinvestment Plan	222,237
Dividends declared on common stock	(661,881)
Dividends declared on preferred stock	(46,875)
Change in unrealized gain on available-for-sale securities, net of tax	35,490
Balance at March 31, 2012 (book value $8.19 per common share)	$41,432,229

     The primary source of funds for the Company's payment of dividends to its shareholders is dividends paid to the Company by the Bank.  The Bank, as a national bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency (OCC).  Under such restrictions, the Bank may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  The Company’s Series A preferred stock ($2.5 million liquidation preference) is includable without limitation in its Tier 1 capital.  In accordance with changes in the regulatory requirements for calculating capital ratios, beginning with the quarter ended March 31, 2011, the Company deducts the amount of goodwill, net of deferred tax liability ($2,061,772 at March 31, 2012 and December 31, 2011), for purposes of calculating the amount of trust preferred junior subordinated debentures includable in Tier 1 capital.  Management believes, as of March 31, 2012, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     As of March 31, 2012 the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded applicable consolidated regulatory capital guidelines.

     The regulatory capital ratios of the Company and its subsidiary as of March 31, 2012 and December 31, 2011 exceeded regulatory guidelines and are presented in the following table.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2012:
Total capital (to risk-weighted assets)
Company	$46,944	12.36%	$30,379	8.00%	N/A	N/A
Bank	$46,347	12.22%	$30,340	8.00%	$37,924	10.00%

Tier I capital (to risk-weighted assets)
Company	$40,682	10.71%	$15,189	4.00%	N/A	N/A
Bank	$42,342	11.16%	$15,170	4.00%	$22,755	6.00%

Tier I capital (to average assets)
Company	$40,682	7.52%	$21,645	4.00%	N/A	N/A
Bank	$42,342	7.83%	$21,624	4.00%	$27,030	5.00%

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2011:
Total capital (to risk-weighted assets)
Company	$46,351	12.50%	$29,660	8.00%	N/A	N/A
Bank	$45,772	12.37%	$29,596	8.00%	$36,995	10.00%

Tier I capital (to risk-weighted assets)
Company	$39,980	10.78%	$14,830	4.00%	N/A	N/A
Bank	$41,830	11.31%	$14,798	4.00%	$22,197	6.00%

Tier I capital (to average assets)
Company	$39,980	7.28%	$21,965	4.00%	N/A	N/A
Bank	$41,830	7.63%	$21,935	4.00%	$27,419	5.00%

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's management of the credit, liquidity and market risk inherent in its business operations is discussed in Part 1, Item 2 of this report under the captions "RISK MANAGEMENT" and “COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS”, which are incorporated herein by reference.  Management does not believe that there have been any material changes in the nature or categories of the Company's risk exposures from those disclosed in the Company’s 2011 Annual Report on form 10-K.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

     Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of March 31, 2012, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of March 31, 2012 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information as to purchases of the Company’s common stock during the quarter ended March 31, 2012, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum Number of
			Total Number of	Shares That May Yet
	Total Number	Average	Shares Purchased	Be Purchased Under
	of Shares	Price Paid	as Part of Publicly	the Plan at the End
For the period:	Purchased(1)(2)	Per Share	Announced Plan	of the Period

January 1 – January 31	0	$0.00	N/A	N/A
February 1 – February 29	4500	9.50	N/A	N/A
March 1 – March 31	11,800	9.66	N/A	N/A
Total	16,300	$9.66	N/A	N/A

(1)  All 16,300 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the first quarters ended March 31, 2012 and 2011, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes, tagged as blocks of text.*  **

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

COMMUNITY BANCORP.

DATED: May 14, 2012	/s/ Stephen P. Marsh
Stephen P. Marsh, Chairman, President
& Chief Executive Officer

DATED: May 14, 2012	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)