Form 10-Q
period 2012-06-30
COMMUNITY BANCORP /VT
filed 2012-08-13
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-16435

Vermont	03-0284070
(State of Incorporation)	(IRS Employer Identification Number)

4811 US Route 5, Derby, Vermont	05829
(Address of Principal Executive Offices)	(zip code)

Registrant's Telephone Number: (802) 334-7915

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☑    NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐     NO  ☑

At August 6, 2012, there were 4,774,561 shares outstanding of the Corporation's common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	June 30	December 31	June 30
Consolidated Balance Sheets	2012	2011	2011
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$15,092,924	$23,459,776	$26,403,787
Federal funds sold and overnight deposits	4,000	5,000	1,000
Total cash and cash equivalents	15,096,924	23,464,776	26,404,787
Securities held-to-maturity (fair value $24,625,000 at 06/30/12,
$30,289,000 at 12/31/11 and $22,624,000 at 06/30/11)	24,026,422	29,702,159	21,939,781
Securities available-for-sale	60,101,855	66,098,917	27,570,328
Restricted equity securities, at cost	4,021,350	4,308,550	4,308,550
Loans held-for-sale	2,984,024	2,285,567	1,555,288
Loans	405,197,659	386,386,472	391,966,557
Allowance for loan losses	(3,926,119)	(3,886,502)	(3,851,369)
Unearned net loan fees	76,703	7,251	(38,803)
Net loans	401,348,243	382,507,221	388,076,385
Bank premises and equipment, net	12,404,860	12,715,226	12,612,777
Accrued interest receivable	1,755,832	1,700,600	1,565,196
Bank owned life insurance	4,125,066	4,063,246	3,997,996
Core deposit intangible	1,533,911	1,704,346	1,917,389
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	1,010,198	90,000	131,000
Prepaid expense - Federal Deposit Insurance Corporation (FDIC)	939,425	1,131,861	1,296,684
Other assets	12,455,196	11,558,779	10,337,162
Total assets	$553,377,575	$552,905,517	$513,287,592

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$65,966,687	$62,745,782	$56,759,900
NOW	99,227,534	123,493,475	98,805,676
Money market funds	65,650,865	71,408,069	58,755,721
Savings	67,184,458	59,284,631	62,043,869
Time deposits, $100,000 and over	52,189,543	51,372,782	50,591,697
Other time deposits	81,934,668	86,088,570	89,983,451
Total deposits	432,153,755	454,393,309	416,940,314

Federal funds purchased and other borrowed funds	37,835,000	18,010,000	18,010,000
Repurchase agreements	24,042,704	21,645,446	20,858,746
Capital lease obligations	804,671	833,467	812,714
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	3,523,766	4,217,886	3,624,094
Total liabilities	511,246,896	511,987,108	473,132,868
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 10,000,000 shares authorized,
4,986,628 shares issued at 06/30/12, 4,938,262 shares
issued at 12/31/11, and 4,891,194 shares issued at 06/30/11	12,466,570	12,345,655	12,227,985
Additional paid-in capital	27,750,038	27,410,049	27,048,147
Retained earnings	1,716,864	1,151,751	791,811
Accumulated other comprehensive income	319,984	133,731	209,558
Less: treasury stock, at cost; 210,101 shares at 06/30/12,
12/31/11 and 06/30/11	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	42,130,679	40,918,409	40,154,724
Total liabilities and shareholders' equity	$553,377,575	$552,905,517	$513,287,592

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
For The Quarter Ended June 30,	2012	2011

Interest income
Interest and fees on loans	$5,250,077	$5,359,227
Interest on debt securities
Taxable	147,215	83,960
Tax-exempt	214,709	264,841
Dividends	20,854	18,981
Interest on federal funds sold and overnight deposits	7	13,788
Total interest income	5,632,862	5,740,797

Interest expense
Interest on deposits	866,863	1,042,510
Interest on federal funds purchased and other borrowed funds	94,983	99,123
Interest on repurchase agreements	33,746	36,310
Interest on junior subordinated debentures	243,564	243,564
Total interest expense	1,239,156	1,421,507

Net interest income	4,393,706	4,319,290
Provision for loan losses	249,999	237,500
Net interest income after provision for loan losses	4,143,707	4,081,790

Non-interest income
Service fees	587,729	599,270
Income from sold loans	450,958	205,324
Other income from loans	250,620	188,430
Net realized gains on sale of securities available-for-sale	41,295	0
Other income	202,430	286,171
Total non-interest income	1,533,032	1,279,195

Non-interest expense
Salaries and wages	1,542,878	1,468,875
Employee benefits	593,617	577,903
Occupancy expenses, net	812,580	784,605
FDIC insurance	99,101	90,314
Amortization of core deposit intangible	85,217	106,521
Other expenses	1,584,820	1,358,441
Total non-interest expense	4,718,213	4,386,659

Income before income taxes	958,526	974,326
Income tax (benefit) expense	(62,666)	103,008
Net income	$1,021,192	$871,318

Earnings per common share	$0.20	$0.18
Weighted average number of common shares
used in computing earnings per share	4,760,169	4,663,166
Dividends declared per common share	$0.14	$0.14
Book value per share on common shares outstanding at June 30,	$8.30	$8.04

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
For the Six Months Ended June 30,	2012	2011

Interest income
Interest and fees on loans	$10,429,811	$10,663,093
Interest on debt securities
Taxable	320,056	154,770
Tax-exempt	427,982	526,730
Dividends	41,587	37,878
Interest on federal funds sold and overnight deposits	3,323	35,440
Total interest income	11,222,759	11,417,911

Interest expense
Interest on deposits	1,770,154	2,155,293
Interest on federal funds purchased and other borrowed funds	186,152	216,332
Interest on repurchase agreements	66,649	74,224
Interest on junior subordinated debentures	487,129	487,129
Total interest expense	2,510,084	2,932,978

Net interest income	8,712,675	8,484,933
Provision for loan losses	500,002	425,000
Net interest income after provision for loan losses	8,212,673	8,059,933

Non-interest income
Service fees	1,154,345	1,149,788
Income from sold loans	838,169	708,059
Other income from loans	421,067	343,495
Net realized gains on sale of securities available-for-sale	41,295	0
Other income	433,133	537,322
Total non-interest income	2,888,009	2,738,664

Non-interest expense
Salaries and wages	2,976,598	2,935,691
Employee benefits	1,187,224	1,118,340
Occupancy expenses, net	1,685,892	1,592,217
FDIC insurance	209,582	260,611
Amortization of core deposit intangible	170,435	213,043
Other expenses	3,038,413	2,616,271
Total non-interest expense	9,268,144	8,736,173

Income before income taxes	1,832,538	2,062,424
Income tax (benefit) expense	(153,504)	246,237
Net income	$1,986,042	$1,816,187

Earnings per common share	$0.40	$0.37
Weighted average number of common shares
used in computing earnings per share	4,748,013	4,649,322
Dividends declared per common share	$0.28	$0.28
Book value per share on common shares outstanding at June 30,	$8.30	$8.04

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)
For The Quarter Ended June 30,	2012	2011

Net income	$1,021,192	$871,318

Other comprehensive income, net of tax:
Change in unrealized holding gain on available-for-sale
securities arising during the period	187,135	203,720
Reclassification adjustment for gains realized in income	41,295	0
Net change in unrealized gain	228,430	203,720
Tax effect	(77,666)	(69,265)
Other comprehensive income, net of tax	150,764	134,455
Total comprehensive income	$1,171,956	$1,005,773

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Six Months Ended June 30,	2012	2011

Net income	$1,986,042	$1,816,187

Other comprehensive income, net of tax:
Change in unrealized holding gain on available-for-sale
securities arising during the period	240,906	201,364
Reclassification adjustment for gains realized in income	41,295	0
Net change in unrealized gain	282,201	201,364
Tax effect	(95,948)	(68,463)
Other comprehensive income, net of tax	186,253	132,901
Total comprehensive income	$2,172,295	$1,949,088

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30,	2012	2011

Cash Flows from Operating Activities:
Net income	$1,986,042	$1,816,187
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	560,662	499,082
Provision for loan losses	500,002	425,000
Deferred income tax	(2,122,290)	(33,055)
Net gain on sale of securities available-for-sale	(41,295)	0
Net gain on sale of loans	(616,431)	(324,726)
Loss on sale of OREO	0	7,212
Gain on Trust LLC	(82,873)	(90,809)
Amortization of bond premium, net	290,856	181,748
Write down of OREO	0	10,000
Proceeds from sales of loans held for sale	24,080,214	19,164,732
Originations of loans held for sale	(24,162,240)	(18,031,356)
Increase (decrease) in taxes payable	1,498,949	(312,257)
(Increase) decrease in interest receivable	(55,232)	224,425
Amortization of FDIC insurance assessment	192,436	236,473
Decrease (increase) in mortgage servicing rights	45,249	(127,103)
Increase in other assets	(728,040)	(290,624)
Increase in cash surrender value of bank owned life insurance	(61,820)	(64,665)
Amortization of core deposit intangible	170,435	213,043
Amortization of limited partnerships	610,470	244,293
Decrease in unamortized loan fees	(69,452)	(35,548)
Decrease in interest payable	(22,164)	(36,691)
Increase (decrease) in accrued expenses	46,170	(161,825)
Increase (decrease) in other liabilities	12,466	(76,394)
Net cash provided by operating activities	2,032,114	3,437,142

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	13,784,002	26,597,110
Purchases	(8,108,265)	(11,096,177)
Investments - available-for-sale
Maturities, calls, pay downs and sales	16,061,945	7,000,000
Purchases	(10,032,243)	(13,120,276)
Proceeds from redemption of restricted equity securities	287,200	0
(Decrease) increase in limited partnership contributions payable	(740,000)	1,084,000
Investments in limited partnerships	(213,830)	(1,085,000)
Increase in loans, net	(20,215,537)	(3,367,384)
Proceeds from sales of bank premises and equipment,
net of capital expenditures	(250,296)	(319,888)
Proceeds from sales of OREO	0	1,193,088
Recoveries of loans charged off	23,767	37,120
Net cash (used in) provided by investing activities	(9,403,257)	6,922,593

The accompanying notes are an integral part of these consolidated financial statements.

	2012		2011
Cash Flows from Financing Activities:
Net decrease in demand and NOW accounts		(21,045,036)		(8,962,491)
Net increase (decrease) in money market and savings accounts		2,142,623		(9,132,508)
Net decrease in time deposits		(3,337,141)		(3,156,950)
Net increase in repurchase agreements		2,397,258		1,750,931
Net increase in short-term borrowings		25,825,000		0
Repayments on long-term borrowings		(6,000,000)		(15,000,000)
Decrease in capital lease obligations		(28,796)		(22,125)
Dividends paid on preferred stock		(93,750)		(93,750)
Dividends paid on common stock		(856,867)		(786,342)
Net cash used in financing activities		(996,709)		(35,403,235)

Net decrease in cash and cash equivalents		(8,367,852)		(25,043,500)
Cash and cash equivalents:
Beginning		23,464,776		51,448,287
Ending		$15,096,924		$26,404,787

Supplemental Schedule of Cash Paid During the Period
Interest		$2,532,248		$2,969,669

Income taxes		$450,000		$591,550

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale		$282,201		$201,364

Loans transferred to OREO		$920,198		$131,000

Investments in limited partnerships
Investments in limited partnerships	$	(213,830)		$(1,085,000)
(Decrease) increase in limited partnership contributions payable		(740,000)		1,084,000
	$	(953,830)	$	(1,000)

Common Shares Dividends Paid
Dividends declared		$1,327,179		$1,299,474
Increase in dividends payable attributable to dividends declared		(9,408)		(41,941)
Dividends reinvested		(460,904)		(471,191)
		$856,867		$786,342

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States Generally Accepted Accounting Principles (US GAAP) and IFRS,” amending ASC Topic 820.  Although ASU 2011-04 deals primarily with development of a single fair value framework for US GAAP and International Financial Reporting Standards, the ASU also contains additional guidance on fair value measurements.  Among other things, ASU 2011-04: clarifies how a principal market is determined; addresses the fair value measurement or counterparty credit risks and the concept of valuation premise and highest and best use of nonfinancial assets; prescribes a model for measuring the fair value of an instrument classified in shareholders’ equity; limits the use of premiums or discounts based on the size of a holding; and requires certain new disclosures, including disclosures of all transfers between Levels 1 and 2 of the fair value hierarchy, whether or not significant, and additional disclosures regarding unobservable inputs and valuation processes for Level 3 measurements.  The guidance in ASU 2011-04 is to be applied prospectively, and is effective for the Company for interim and annual periods beginning on or after December 15, 2011.  Adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” amending Topic 350.  The guidance changes the manner of testing of goodwill for impairment by providing an entity with the option of first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events.  If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test; otherwise, no further analysis is required.  An entity also may elect not to perform the qualitative assessment and instead go directly to the two-step quantitative impairment test.  These changes are effective for fiscal years beginning on or after December 15, 2011.  The Company does not expect that adoption of the ASU will have a material impact on the Company’s consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 35): Testing Indefinite-Lived Intangible Assets for Impairment,” amending Topic 350. The guidance allows entities to first perform an optional qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired in order to determine whether the asset should be further evaluated under quantitative impairment testing. The guidance does not revise the requirement that indefinite-lived intangible assets be tested for impairment at least annually, or more frequently if circumstances warrant, although it does revise the examples of events and circumstances that an entity should consider during interim periods. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company is evaluating the impact of ASU 2012-02 but does not expect its adoption will have a material impact on the Company’s consolidated financial statements.

Note 3.  Earnings per Common Share

Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period (retroactively adjusted for stock splits and stock dividends), including Dividend Reinvestment Plan shares issuable upon reinvestment of dividends declared, and reduced for shares held in treasury.

The following table illustrates the calculation for the periods ended June 30, as adjusted for the cash dividends declared on the preferred stock:

For The Quarter Ended June 30,	2012	2011

Net income, as reported	$1,021,192	$871,318
Less: dividends to preferred shareholders	46,875	46,875
Net income available to common shareholders	$974,317	$824,443
Weighted average number of common shares
used in calculating earnings per share	4,760,169	4,663,166
Earnings per common share	$0.20	$0.18

For the Six Months Ended June 30,	2012	2011

Net income, as reported	$1,986,042	$1,816,187
Less: dividends to preferred shareholders	93,750	93,750
Net income available to common shareholders	$1,892,292	$1,722,437
Weighted average number of common shares
used in calculating earnings per share	4,748,013	4,649,322
Earnings per common share	$0.40	$0.37

Note 4.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

June 30, 2012
U.S. Government sponsored enterprise (GSE) debt securities	$52,544,543	$390,057	$4,979	$52,929,621
U.S. Government securities	7,030,128	30,232	1,451	7,058,909
U.S. GSE preferred stock	42,360	70,965	0	113,325
	$59,617,031	$491,254	$6,430	$60,101,855

December 31, 2011
U.S. GSE debt securities	$60,846,954	$215,595	$99,310	$60,963,239
U.S. Government securities	5,006,979	37,424	848	5,043,555
U.S. GSE preferred stock	42,360	49,763	0	92,123
	$65,896,293	$302,782	$100,158	$66,098,917

June 30, 2011
U.S. GSE debt securities	$22,191,612	$129,836	$0	$22,321,448
U.S. Government securities	5,018,844	38,868	0	5,057,712
U.S. GSE preferred stock	42,360	148,808	0	191,168
	$27,252,816	$317,512	$0	$27,570,328

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

June 30, 2012
States and political subdivisions	$24,026,422	$598,578	$0	$24,625,000

December 31, 2011
States and political subdivisions	$29,702,159	$586,841	$0	$30,289,000

June 30, 2011
States and political subdivisions	$21,939,781	$684,219	$0	$22,624,000

The scheduled maturities of debt securities AFS were as follows:

	Amortized	Fair
	Cost	Value
June 30, 2012
Due in one year or less	$3,007,965	$3,015,864
Due from one to five years	56,566,706	56,972,666
	$59,574,671	$59,988,530

December 31, 2011
Due in one year or less	$5,018,549	$5,035,711
Due from one to five years	58,835,384	58,970,925
Due from five to ten years	2,000,000	2,000,158
	$65,853,933	$66,006,794

June 30, 2011
Due in one year or less	$10,075,075	$10,117,753
Due from one to five years	17,135,381	17,261,407
	$27,210,456	$27,379,160

The scheduled maturities of debt securities HTM were as follows:

	Amortized	Fair
	Cost	Value*
June 30, 2012
Due in one year or less	$14,724,739	$14,725,000
Due from one to five years	4,082,893	4,232,000
Due from five to ten years	2,016,088	2,166,000
Due after ten years	3,202,702	3,502,000
	$24,026,422	$24,625,000

December 31, 2011
Due in one year or less	$20,589,247	$20,589,000
Due from one to five years	4,534,944	4,682,000
Due from five to ten years	822,735	969,000
Due after ten years	3,755,233	4,049,000
	$29,702,159	$30,289,000

June 30, 2011
Due in one year or less	$12,747,547	$12,747,000
Due from one to five years	3,955,564	4,127,000
Due from five to ten years	1,375,793	1,547,000
Due after ten years	3,860,877	4,203,000
	$21,939,781	$22,624,000

*Method used to determine fair value on HTM securities rounds values to nearest thousand.

Debt securities with unrealized losses are presented in the table below.  At June 30, 2011 the Company had no debt securities with an unrealized loss.  There were no debt securities in an unrealized loss position of 12 months or more as of the dates presented.

	Less than 12 months
	Fair	Unrealized
	Value	Loss
June 30, 2012
U.S. GSE debt securities	$3,533,963	$4,979
U.S. Government securities	2,010,281	1,451
	$5,544,244	$6,430

December 31, 2011
U.S. GSE debt securities	$29,940,644	$99,310
U.S. Government securities	999,766	848
	$30,940,410	$100,158

Debt securities represented consisted of three U.S. GSE debt securities and two U.S. Government securities at June 30, 2012 and 21 U.S. GSE debt securities and one U.S. Government security at December 31, 2011 in an unrealized loss position.  These unrealized losses were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

At June 30, 2012 and 2011 and December 31, 2011, the Company’s AFS portfolio included two classes of Fannie Mae preferred stock with an aggregate cost basis of $42,360, which reflects cumulative other-than-temporary impairment write downs in prior periods of $833,778.

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

Note 5.  Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans follows:

	June 30, 2012	December 31, 2011	June 30, 2011

Commercial	$52,696,811	$39,514,607	$36,860,487
Commercial real estate	131,239,549	132,269,368	137,273,305
Residential real estate - 1st lien	166,621,140	159,535,958	161,038,426
Residential real estate - Jr. lien	46,253,285	45,886,967	46,289,717
Consumer	11,370,898	11,465,139	12,059,910
	408,181,683	388,672,039	393,521,845
Deduct (add):
Allowance for loan losses	3,926,119	3,886,502	3,851,369
Unearned net loan fees	(76,703)	(7,251)	38,803
Loans held-for-sale	2,984,024	2,285,567	1,555,288
	6,833,440	6,164,818	5,445,460
Net Loans	$401,348,243	$382,507,221	$388,076,385

The following is an age analysis of past due loans (including non-accrual) by segment:

		90 Days	Total			Non-Accrual	Over 90 Days
June 30, 2012	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial	$690,163	$608,100	$1,298,263	$51,398,548	$52,696,811	$1,159,782	$31,517
Commercial real estate	403,082	2,609,864	3,012,946	128,226,603	131,239,549	3,571,542	96,622
Residential real estate - 1st lien	1,148,563	1,263,035	2,411,598	161,225,518	163,637,116	1,629,611	704,780
Residential real estate - Jr lien	315,398	80,602	396,000	45,857,285	46,253,285	340,427	71,155
Consumer	157,491	17,131	174,622	11,196,276	11,370,898	0	17,131
Total	$2,714,697	$4,578,732	$7,293,429	$397,904,230	$405,197,659	$6,701,362	$921,205

		90 Days	Total			Non-Accrual	Over 90 Days
December 31, 2011	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial	$655,168	$265,668	$920,836	$38,593,771	$39,514,607	$1,066,945	$59,618
Commercial real estate	2,266,412	1,288,616	3,555,028	128,714,340	132,269,368	3,714,146	98,554
Residential real estate - 1st lien	5,614,513	2,517,282	8,131,795	149,118,596	157,250,391	2,703,920	969,078
Residential real estate - Jr lien	431,885	2,754,129	3,186,014	42,700,953	45,886,967	464,308	111,061
Consumer	152,151	1,498	153,649	11,311,490	11,465,139	0	1,498
Total	$9,120,129	$6,827,193	$15,947,322	$370,439,150	$386,386,472	$7,949,319	$1,239,809

		90 Days	Total			Non-Accrual	Over 90 Days
June 30, 2011	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial	$563,870	$107,318	$671,188	$36,189,299	$36,860,487	$350,498	$4,838
Commercial real estate	1,003,076	817,168	1,820,244	135,453,061	137,273,305	1,517,465	393,707
Residential real estate - 1st lien	1,473,327	1,959,554	3,432,881	156,050,257	159,483,138	2,514,155	571,001
Residential real estate - Jr lien	280,423	297,726	578,149	45,711,568	46,289,717	459,626	207,758
Consumer	107,179	1,228	108,407	11,951,503	12,059,910	0	1,228
Total	$3,427,875	$3,182,994	$6,610,869	$385,355,688	$391,966,557	$4,841,744	$1,178,532

Allowance for loan losses

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

During the fourth quarter of 2011 the Company modified its allowance methodology by further segmenting the residential real estate portfolio into first lien residential mortgages and junior lien residential mortgages, also known as home equity loans.  The change was made to allow the Company to more closely monitor and appropriately reserve for the risk inherent with home equity lending, given the modest repayment requirements, relaxed documentation characteristic of home equity lending, higher loan to value ratios, subordinate lien position, and recent decline of home property values. The residential real estate junior lien portfolio accounted for 22 percent of the total residential real estate portfolio as of June 30, 2012, December 31, 2011, and June 30, 2011. No changes in the Company’s policies or methodology pertaining to the general component for loan losses were made during the first six months of 2012.

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

Residential Real Estate – Jr. Lien – All loans in this segment are collateralized by junior lien mortgages on 1 – 4 family residential real estate and repayment is primarily dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, has an impact on the credit quality of this segment.

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

The following summarizes changes in the allowance for loan losses and select loan information, by portfolio segment.

For the quarter ended June 30, 2012
			Residential	Residential
		Commercial	Real Estate	Real Estate
	Commercial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$388,576	$1,389,368	$1,595,453	$318,075	$124,022	$136,995	$3,952,489
Charge-offs	(115,100)	(8,259)	(125,000)	0	(36,714)	0	(285,073)
Recoveries	1,268	108	366	62	6,900	0	8,704
Provision	108,779	4,966	2,842	50,802	32,706	49,904	249,999
Ending balance	$383,523	$1,386,183	$1,473,661	$368,939	$126,914	$186,899	$3,926,119

For the six months ended June 30, 2012
			Residential	Residential
		Commercial	Real Estate	Real Estate
	Commercial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$342,314	$1,385,939	$1,578,493	$331,684	$124,779	$123,293	$3,886,502
Charge-offs	(124,934)	(55,057)	(183,474)	(60,287)	(60,373)	0	(484,125)
Recoveries	2,520	863	1,823	1,418	17,116	0	23,740
Provision	163,623	54,438	76,819	96,124	45,392	63,606	500,002
Ending balance	$383,523	$1,386,183	$1,473,661	$368,939	$126,914	$186,899	$3,926,119

Allowance for loan losses
Evaluated for impairment
Individually	$0	$15,100	$144,300	$21,000	$0	$0	$180,400
Collectively	383,523	1,371,083	1,329,361	347,939	126,914	186,899	3,745,719
Total	$383,523	$1,386,183	$1,473,661	$368,939	$126,914	$186,899	$3,926,119

Loans evaluated for impairment
Individually	$985,350	$3,459,215	$1,345,724	$301,796	$0		$6,092,085
Collectively	51,711,461	127,780,334	165,275,416	45,951,489	11,370,898		402,089,598
Total	$52,696,811	$131,239,549	$166,621,140	$46,253,285	$11,370,898		$408,181,683

For the year ended December 31, 2011
			Residential	Residential
		Commercial	Real Estate	Real Estate
	Commercial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$302,421	$1,391,898	$1,830,816	$0	$151,948	$50,852	$3,727,935
Charge-offs	(22,050)	(197,367)	(521,608)	(96,961)	(103,687)	0	(941,673)
Recoveries	13,225	8,479	42,593	20	35,923	0	100,240
Provision	48,718	182,929	226,692	428,625	40,595	72,441	1,000,000
Ending balance	$342,314	$1,385,939	$1,578,493	$331,684	$124,779	$123,293	$3,886,502

Allowance for loan losses
Evaluated for impairment
Individually	$70,600	$57,500	$283,200	$47,200	$0	$0	$458,500
Collectively	271,714	1,328,439	1,295,293	284,484	124,779	123,293	3,428,002
Total	$342,314	$1,385,939	$1,578,493	$331,684	$124,779	$123,293	$3,886,502

Loans evaluated for impairment
Individually	$1,000,120	$3,669,260	$2,366,326	$434,664	$0		$7,470,370
Collectively	38,514,487	128,600,108	157,169,632	45,452,303	11,465,139		381,201,669
Total	$39,514,607	$132,269,368	$159,535,958	$45,886,967	$11,465,139		$388,672,039

For the quarter ended June 30, 2011
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses
Beginning balance	$256,448	$1,396,946	$1,756,119	$151,865	$148,540	$3,709,918
Charge-offs	(2,427)	0	(82,646)	(26,523)	0	(111,596)
Recoveries	3,416	1,091	600	10,440	0	15,547
Provision (reduction)	(10,870)	(2,687)	291,867	(3,250)	(37,560)	237,500
Ending balance	$246,567	$1,395,350	$1,965,940	$132,532	$110,980	$3,851,369

For the six months ended June 30, 2011
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses
Beginning balance	$302,421	$1,391,898	$1,830,816	$151,948	$50,852	$3,727,935
Charge-offs	(3,127)	0	(271,446)	(64,113)	0	(338,686)
Recoveries	11,522	2,181	600	22,817	0	37,120
Provision (reduction)	(64,249)	1,271	405,970	21,880	60,128	425,000
Ending balance	$246,567	$1,395,350	$1,965,940	$132,532	$110,980	$3,851,369

Individually evaluated for impairment	$0	$6,100	$366,300	$0	$0	$372,400
Collectively evaluated for impairment	246,567	1,389,250	1,599,640	132,532	110,980	3,478,969
Total	$246,567	$1,395,350	$1,965,940	$132,532	$110,980	$3,851,369

Loans
Individually evaluated for impairment	$856,643	$1,471,703	$2,644,713	$0		$4,973,059
Collectively evaluated for impairment	36,003,844	135,801,602	204,683,430	12,059,910		$388,548,786
Total	$36,860,487	$137,273,305	$207,328,143	$12,059,910		$393,521,845

Impaired loans by segments were as follows:

For the six months ended June 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized *

With no related allowance recorded
Commercial	$985,350	$1,098,373	$0	$601,073	$0
Commercial real estate	2,307,560	2,658,965	0	2,112,726	0
Residential real estate 1st lien	701,424	924,758	0	847,776	0
Residential real estate Jr lien	31,532	36,024	0	52,439	0

With an allowance recorded
Commercial	0	0	0	387,905	0
Commercial real estate	1,151,655	1,167,055	15,100	1,471,201	0
Residential real estate 1st lien	644,300	683,961	144,300	1,161,093	0
Residential real estate Jr lien	270,264	284,776	21,000	295,016	0

Total
Commercial	$985,350	$1,098,373	$0	$988,978	$0
Commercial real estate	$3,459,215	$3,826,020	$15,100	$3,583,927	$0
Residential real estate 1st lien	$1,345,724	$1,608,719	$144,300	$2,008,869	$0
Residential real estate Jr lien	$301,796	$320,800	$21,000	$347,455	$0

Total	$6,092,085	$6,853,912	$180,400	$6,929,229	$0

For the year ended December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized*

With no related allowance recorded
Commercial	$380,624	$391,800	$0	$332,523	$0
Commercial real estate	2,041,101	2,246,905	0	960,407	0
Residential real estate 1st lien	1,000,819	1,191,437	0	1,210,137	0
Residential real estate Jr lien	125,786	185,142	0	25,157	0

With an allowance recorded
Commercial	619,496	637,729	70,600	237,724	0
Commercial real estate	1,628,159	1,653,646	57,500	1,128,795	0
Residential real estate 1st lien	1,365,507	1,869,338	283,200	1,629,151	0
Residential real estate Jr lien	308,878	321,475	47,200	61,776	0

Total
Commercial	$1,000,120	$1,029,529	$70,600	$570,247	$0
Commercial real estate	$3,669,260	$3,900,551	$57,500	$2,089,202	$0
Residential real estate 1st lien	$2,366,326	$3,060,775	$283,200	$2,839,288	$0
Residential real estate Jr lien	$434,664	$506,617	$47,200	$86,933	$0

Total	$7,470,370	$8,497,472	$458,500	$5,585,670	$0

For the six months ended June 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized*

With no related allowance recorded
Commercial	$856,643	$859,175		$294,667	$0
Commercial real estate	1,260,762	1,276,902		480,280	0
Residential real estate	865,299	1,058,921		1,323,348	0

With an allowance recorded
Commercial	0	0	0	42,028	0
Commercial real estate	210,941	210,941	6,100	833,777	0
Residential real estate	1,779,414	2,176,749	366,300	1,655,730	0

Total
Commercial	$856,643	$859,175	$0	$336,695	$0
Commercial real estate	$1,471,703	$1,487,843	$6,100	$1,314,057	$0
Residential real estate	$2,644,713	$3,235,670	$366,300	$2,979,078	$0
Total	$4,973,059	$5,582,688	$372,400	$4,629,830	$0

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

The risk ratings within the loan portfolio by segments as of the balance sheet dates were as follows:

	Total Loans
			Residential	Residential
		Commercial	Real Estate	Real Estate
June 30, 2012	Commercial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$50,347,984	$119,388,434	$162,033,504	$45,302,653	$11,350,308	$388,422,883
Group B	400,125	4,660,012	412,798	321,946	0	5,794,881
Group C	1,948,702	7,191,103	4,174,838	628,686	20,590	13,963,919
Total	$52,696,811	$131,239,549	$166,621,140	$46,253,285	$11,370,898	$408,181,683

	Total Loans
			Residential	Residential
		Commercial	Real Estate	Real Estate
December 31, 2011	Commercial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$36,971,880	$119,410,381	$153,954,604	$44,943,200	$11,459,371	$366,739,436
Group B	530,523	4,037,860	98,603	322,022	0	4,989,008
Group C	2,012,204	8,821,127	5,482,751	621,745	5,768	16,943,595
Total	$39,514,607	$132,269,368	$159,535,958	$45,886,967	$11,465,139	$388,672,039

	Total Loans
		Commercial	Residential
June 30, 2011	Commercial	Real Estate	Real Estate	Consumer	Total

Group A	$33,713,261	$121,191,043	$201,366,558	$12,045,442	$368,316,305
Group B	990,727	7,129,125	594,832	0	8,714,684
Group C	2,156,499	8,953,137	5,366,753	14,468	16,490,856
Total	$36,860,487	$137,273,305	$207,328,143	$12,059,910	$393,521,845

Modifications of Loans and TDRs

A loan is classified as a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider.

The Company has granted such a concession if it has modified a troubled loan in any of the following ways:

●	Reduced accrued interest
●	Reduced the original contractual interest rate to a rate that is below the current market rate for the borrower;
●	Converted a variable-rate loan to a fixed-rate loan;
●	Extended the term of the loan beyond an insignificant delay;
●	Deferred or forgiven principal in an amount greater than three months of payments; or,
●	Performed a refinancing and deferred or forgiven principal on the original loan.

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

The Company’s TDRs are principally a result of extending loan repayment terms to relieve cash flow difficulties. The Company has only, on a limited basis, reduced interest rates for borrowers below the current market rate for the borrower.  The Company has not forgiven principal or reduced accrued interest within the terms of original restructurings, nor has it converted variable rate terms to fixed rate terms.

The following table presents loans modified as TDRs by segment during the six months ended June 30, 2012:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate 1st lien	1	$23,944	$26,493

The following table presents TDRs for the twelve month period ended June 30, 2012 for which there was a payment default under the restructured terms during the period:

	Number of	Recorded
	Contracts	Investment
Commercial	3	$283,363
Commercial real estate	1	398,002
Residential real estate 1st lien	1	107,584
Total	5	$788,949

With respect to the calculation of the allowance for loan losses, TDRs are treated as other impaired loans and carry specific reserves. These loans are categorized as non-performing, may be past due, and are generally adversely risk rated. TDRs that have defaulted under their restructured terms are generally in collection status and the specific reserve is typically calculated using the fair value of collateral method.

Note 6.  Goodwill and Other Intangible Assets

As a result of the merger with LyndonBank on December 31, 2007, the Company recorded goodwill amounting to $11,574,269.  The goodwill is not amortizable and is not deductible for tax purposes.

The Company also recorded $4,161,000 of acquired identified intangible assets representing the core deposit intangible which is subject to amortization as a non-interest expense over a ten year period.

Amortization expense for the core deposit intangible for the first six months of 2012 was $170,435.  As of June 30, 2012, the remaining annual amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

2012	$170,435
2013	272,695
2014	272,695
2015	272,695
2016	272,695
2017	272,696
Total remaining core deposit intangible	$1,533,911

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Securities Available-for-Sale. Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. Recurring Level 1 securities would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Recurring Level 2 securities include federal agency securities.

Assets measured at fair value on a recurring basis and reflected in the balance sheet at the dates presented are summarized below:

June 30, 2012	Level 1	Level 2	Total
Assets: (market approach)
U.S. GSE debt securities	$0	$52,929,621	$52,929,621
U.S. Government securities	7,058,909	0	7,058,909
U.S. GSE preferred stock	113,325	0	113,325

December 31, 2011
Assets: (market approach)
U.S. GSE debt securities	$0	$60,963,239	$60,963,239
U.S. Government securities	5,043,555	0	5,043,555
U.S. GSE preferred stock	92,123	0	92,123

June 30, 2011
Assets: (market approach)
U.S. GSE debt securities	$0	$22,321,448	$22,321,448
U.S. Government securities	4,042,594	1,015,118	5,057,712
U.S. GSE preferred stock	191,168	0	191,168

There were no transfers between Levels 1 and 2 for the periods presented.  There were no Level 3 financial instruments at June 30, 2012, December 31, 2011, or June 30, 2011.

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

Impaired loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral or present value of expected cash flows. As such, the Company records impaired loans as nonrecurring Level 2.

The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Impaired loans measured at fair value only include impaired loans with a related specific allowance for loan losses and are presented net of specific allowances as disclosed in Note 5.

Assets measured at fair value on a nonrecurring basis and reflected in the balance sheet at the dates presented are summarized below:

June 30, 2012	Level 2
Assets: (market approach)
Residential mortgage servicing rights	$1,052,235
Impaired loans, net of related allowance	1,885,819
OREO	1,010,198

December 31, 2011
Assets: (market approach)
Residential mortgage servicing rights	$1,167,808
Impaired loans, net of related allowance	3,463,540
OREO	90,000

June 30, 2011
Assets: (market approach)
Residential mortgage servicing rights	$1,203,811
Impaired loans, net of related allowance	1,617,955
OREO	131,000

There were no Level 1 or Level 3 financial instruments measured on a non-recurring basis at June 30, 2012, December 31, 2011, or June 30, 2011.

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

The estimated fair values of the Company's financial instruments were as follows:

June 30, 2012	Carrying	Fair	Fair	Fair	Fair
	Amount	Value	Value	Value	Value
	(Dollars in Thousands)
Financial assets:		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$15,097	$15,097	$0	$0	$15,097
Securities held-to-maturity	24,026	0	24,625	0	24,625
Securities available-for-sale	60,102	7,135	65,901	0	73,036
Restricted equity securities	4,021	0	4,021	0	4,021
Loans and loans held-for-sale
Commercial	52,697	0	0	53,404	53,404
Commercial real estate	131,240	0	0	132,750	132,750
Residential real estate - 1st lien	166,621	0	0	173,833	173,833
Residential real estate - Jr lien	46,253	0	0	47,162	47,162
Consumer	11,371	0	0	11,814	11,814
Mortgage servicing rights	1,052	0	1,052	0	1,052
Accrued interest receivable	1,756	0	1,756	0	1,756

Financial liabilities:
Deposits
Other deposits	413,719	0	416,120	0	416,120
Brokered deposits	18,435	0	18,449	0	18,449
Federal funds purchased and short term-borrowings	25,825	0	25,825	0	25,825
Long-term borrowings	12,010	0	12,351	0	12,351
Repurchase agreements	24,043	0	24,043	0	24,043
Capital lease obligations	805	0	805	0	805
Subordinated debentures	12,887	0	12,207	0	12,207
Accrued interest payable	128	0	128	0	128

	December 31, 2011		June 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$23,465	$23,465	$26,405	$26,405
Securities held-to-maturity	29,702	30,289	21,940	22,624
Securities available-for-sale	66,099	66,099	27,570	27,570
Restricted equity securities	4,309	4,309	4,309	4,309
Loans and loans held-for-sale, net	384,793	395,386	389,632	400,174
Mortgage servicing rights	1,097	1,168	1,204	1,207
Accrued interest receivable	1,701	1,701	1,565	1,565

Financial liabilities:
Deposits	454,393	457,347	416,940	419,768
Federal funds purchased and other
borrowed funds	18,010	18,404	18,010	18,370
Repurchase agreements	21,645	21,645	20,859	20,859
Capital lease obligations	833	833	813	813
Subordinated debentures	12,887	11,691	12,887	13,592
Accrued interest payable	150	150	155	155

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the above table.

Note 8.  Loan Servicing

The following table shows the changes in the carrying amount of the mortgage servicing rights for the periods indicated:

	June 30,	December 31,	June 30,
	2012	2011	2011

Balance at beginning of year	$1,097,442	$1,076,708	$1,076,708
Mortgage servicing rights capitalized	204,042	355,730	176,014
Mortgage servicing rights amortized	(202,455)	(346,165)	(161,413)
Change in valuation allowance	(46,836)	11,169	112,502
Balance at end of period	$1,052,193	$1,097,442	$1,203,811

Note 9.  Legal Proceedings

In the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10.  Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On June 12, 2012, the Company declared a cash dividend of $0.14 per common share payable August 1, 2012 to shareholders of record as of July 15, 2012.  This dividend, amounting to $665,297, was accrued at June 30, 2012.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended June 30, 2012

The following discussion analyzes the consolidated financial condition of Community Bancorp. (the Company) and its wholly-owned subsidiary, Community National Bank, as of June 30, 2012, December 31, 2011 and June 30, 2011, and its consolidated results of operations for the periods then ended.  The Company is considered a “smaller reporting company” under applicable regulations of the Securities and Exchange Commission (SEC) and is therefore eligible for relief from certain disclosure requirements.

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

OVERVIEW

The Company’s consolidated assets on June 30, 2012 were $553,377,575, an increase of $472,058, or .09% from December 31, 2011, and an increase of $40,089,983, or 7.8% from June 30, 2011.  Although there was no significant change in total assets since year end, a shift occurred within earning assets.  The most significant change in assets in both comparison periods was a decrease in cash and an increase in investments and loans as the Company shifted cash into higher yielding assets.  Demand for commercial loans increased since year end and demand for 1-4 family residential loans has remained steady.  The Company has retained in the loan portfolio some 10 – 15 year mortgages to help maintain the level of the 1-4 family loans, while continuing to sell 30 year mortgage loans in the secondary market to manage interest rate risk.  Cash decreased $8,366,852 from year end and $11,310,863 year over year.  Cash was used to purchase available-for-sale securities during the later part of 2011 and continuing into the first quarter of 2012, which increased $32,531,527 year over year.  As loan demand increased in 2012, cash was used to fund loans, which increased $19,509,644 from year end and $14,659,838 from June 30, 2011.  The decrease in the securities held-to-maturity portfolio from year-end to June 30, 2012 reflects the annual municipal finance cycle, as short-term municipal loans, recorded as held-to-maturity securities, generally mature at the end of the second quarter and are not replaced until after the start of the third quarter.  Municipal loans totaling $14.0 million matured on June 30, 2012, with renewals and new municipal loans of approximately $24.0 million recorded in July, 2012.  Deposits on June 30, 2012 were $432,153,755, an increase of $15,213,441, or 3.7% from June 30, 2011 and a decrease of $22,239,554, or 4.9% from December 31, 2011.  Contributing to the increase in deposits year over year, was an increase in demand deposit accounts of $9,206,787, or 16.2%, representing accounts the Company considers core deposits.  While an increase is noted in money market and savings accounts, management believes, to a certain extent, that this may reflect a shift of funds from maturing time deposits parked in non maturing deposit accounts, thus partially accounting for the decrease in time deposits of $8,048,783, or 8.9% year over year.  The most significant variance in deposit balances from December 31, 2011 to June 30, 2012 is a decrease in NOW accounts of $24,265,941, or 19.7%.  Most of the decrease is due to a decrease in Government Agency accounts of $22,220,920, due to cyclical fluctuations in the balances of municipal customer accounts, as account balances typically increase during the third and fourth quarters of the year and then run off during the first half of the following year.  The decrease in deposits from year end combined with continued loan demand resulted in an increase of $19,825,000 in borrowed funds.

Net income for the second quarter of 2012 was $1,021,192 or $0.20 per common share compared to $871,318 or $0.18 per common share for the second quarter of 2011.  Net interest income increased in the first quarter of 2012 compared to the first quarter of 2011, despite a decline in interest income, due to a decrease in interest expense.  The lower interest expense was attributed to a combination of the decrease in other time deposits and a decrease in rates paid on interest bearing deposits and borrowed funds.  Non-interest income increased during the second quarter of 2012 compared to the second quarter 2011, due mostly to an increase in fee income from the sale of residential loans in the secondary market.  Operating expenses increased $331,554, of which $173,170 was attributed to an increase in the amortization of the Company’s investment in tax credit projects.  The investment in tax credit projects has a corresponding tax benefit in the amount of $639,714 for the first six months of 2012 compared to $267,036 for the first six months of 2011.

On June 13, 2012, the Company's Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable on August 1, 2012 to shareholders of record on July 15, 2012.  The Company is focused on increasing the profitability of the balance sheet, improving expense efficiency, and prudently managing risk, particularly credit risk, in order to remain a well-capitalized bank in this challenging economic environment.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies, which are described in Note 1 (Significant Accounting Policies) to the Company’s consolidated financial statements in the December 31, 2011 Annual Report on Form 10-K, are fundamental to understanding the Company’s results of operations and financial condition because they require management to use estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results.  These policies are considered by management to be critical because they require subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  The critical accounting policies govern:

●   the allowance for loan losses;
●   other real estate owned (OREO);
●   valuation of residential mortgage servicing rights (MSRs);
●   other than temporary impairment of investment securities; and
●   the carrying value of goodwill.

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

RESULTS OF OPERATIONS

The Company’s net income for the second quarter of 2012 was $1,021,192, representing an increase of $149,874 or 17.2% over net income of $871,318 for the second quarter of 2011. This resulted in earnings per common share of $0.20 for the second quarter of 2012 and $0.18 for the second quarter of 2011.  Net income for the first six months of 2012 was $1,986,042 compared to $1,816,187 for the same period in 2011, representing an increase of $169,855 or 9.4%.  This resulted in earnings per common share for the six months ended June 30, of $0.40 for 2012 and $0.37 for 2011.  Core earnings (net interest income) for the second quarter of 2012 increased $74,416 or 1.7%, compared to the second quarter of 2011, despite continued pressure on the net interest margin and spread in this persistent low interest rate environment.  Although second quarter interest income decreased $107,936 or 1.9% compared to the same period last year, this decrease was more than offset by a decrease in interest expense of $182,351 or 12.8% year over year.  Despite a $14,659,838 or 3.7% increase in loans between the second quarters of 2011 and 2012, interest and fees on loans, the major component of interest income, decreased $109,150 or 2.0%, due to a decrease in interest rates between periods.  Although total deposits increased $15.2 million year over year, interest expense on deposits, the major component of total interest expense, decreased $175,647 or 16.8% between quarterly periods, partly attributable to a decrease in the rates paid on interest-bearing deposit accounts, as certificates of deposits matured and were renewed into products at lower rates.  Furthermore, it appears that some customers may be parking funds in more liquid, non maturing products such as savings or money market accounts while rates remain at historical lows.  These same trends affected net interest income for the first six months of 2012, resulting in net income of $8,712,675, an increase of $227,742 or 2.7% over the first six months of 2011.  The Company recorded a provision for loan losses of $249,999 for the second quarter of 2012 compared to $237,500 for the second quarter of 2011, an increase of 5.3% and the provision for the six months ended June 30, 2012 was $500,002 compared to 425,000 for the same period in 2011, an increase of 17.6%.

Non-interest income increased $253,837 or 19.8%, when compared to the second quarter of 2011.  Strong mortgage activity and commercial loan demand had a positive impact on non-interest income.  Fees related to the sales and servicing of loans sold on the secondary market was the major component of the increase in total non-interest income between the two quarters.  Point fees and premiums collected on sold mortgages were $326,814 for the second quarter of 2012 compared to $128,411 for the same period in 2011, an increase of 154.5%.  The increase in non-interest income for the six months ended June 30, 2012 was $149,346 or 5.5% from the same period in 2011, with similar trends causing the variance.

Total non-interest expenses increased $331,554 or 7.6% for the second quarter 2012 compared to the same quarter in 2011.  The most significant increase was the amortization of the Company’s investments in tax credit projects which were $295,317 for the second quarter of 2012 compared to $122,146 for the second quarter of 2011; an increase of $173,170, or 141.8%.  The amortization for the six months ended June 30, 2012 was $590,634 compared to $244,293; an increase of $346,341 or 141.8% over the first six months of 2011.  The tax credit investments provided tax benefits of  $639,714 for the first six months of 2012 compared to $267,036 for the first six months of 2011.  Otherwise, operating expenses remained relatively stable compared to the same period last year.

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

For the second quarter ended June 30,	2012	2011

Return on Average Assets	0.77%	0.64%
Return on Average Equity	9.74%	8.69%

For the six months ended June 30,	2012	2011

Return on Average Assets	0.74%	0.67%
Return on Average Equity	9.58%	9.18%

The following table summarizes the earnings performance and certain balance sheet data of the Company for the 2012 and 2011 comparison periods.

SELECTED FINANCIAL DATA

Balance Sheet Data	June 30,	December 31,
	2012	2011
	(Unaudited)	(Unaudited)

Net loans	$404,332,267	$384,792,788
Total assets	553,377,575	552,905,517
Total deposits	432,153,755	454,393,309
Borrowed funds	37,835,000	18,010,000
Total liabilities	511,246,896	511,987,108
Total shareholders' equity	42,130,679	40,918,409

Six Months Ended June 30,	2012	2011

Total interest income	$11,222,759	$11,417,911
Less:
Total interest expense	2,510,084	2,932,978
Net interest income	8,712,675	8,484,933
Less:
Provision for loan losses	500,002	425,000

Non-interest income	2,888,009	2,738,664
Less:
Non-interest expense	9,268,144	8,736,173
Income before income taxes	1,832,538	2,062,424
Less:
Applicable income tax expense	(153,504)	246,237

Net Income	$1,986,042	$1,816,187

Per Share Data

Earnings per common share	$0.40	$0.37
Dividends declared per common share	$0.28	$0.28
Book value per common shares outstanding	$8.30	$8.04
Weighted average number of common shares outstanding	4,748,013	4,649,322
Number of common shares outstanding	4,776,527	4,681,093

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

The Company’s tax-exempt income is derived from its municipal investments, which comprised the entire held-to-maturity portfolio of $24,026,422 at June 30, 2012, and $21,939,781 at June 30, 2011.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the comparison periods of 2012 and 2011.

For the Six Months Ended June 30,	2012	2011

Net interest income as presented	$8,712,675	$8,484,933
Effect of tax-exempt income	220,476	271,346
Net interest income, tax equivalent	$8,933,151	$8,756,279

The following table presents average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the 2012 and 2011 comparison periods.

	For the Six Months Ended June 30,
	2012			2011
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets

Loans (1)	$396,786,437	$10,429,811	5.29%	$390,762,880	$10,663,093	5.50%
Taxable investment securities	67,568,304	320,056	0.95%	26,098,615	154,770	1.20%
Tax-exempt investment securities	32,981,207	648,458	3.95%	36,754,166	798,076	4.38%
Sweep and interest earning accounts	6,371,556	3,323	0.10%	30,690,819	35,440	0.23%
Other investments (4)	4,520,390	41,587	1.85%	4,695,550	37,878	1.63%
Total	$508,227,894	$11,443,235	4.53%	$489,002,030	$11,689,257	4.82%

Interest-Bearing Liabilities

NOW	$108,083,964	$170,726	0.32%	$102,958,600	$239,158	0.47%
Money market accounts	74,969,730	345,905	0.93%	73,572,543	428,539	1.17%
Savings deposits	63,695,053	50,561	0.16%	59,430,872	60,256	0.20%
Time deposits	137,516,778	1,202,962	1.76%	143,396,869	1,427,340	2.01%
Federal funds purchased and
other borrowed funds	22,221,489	153,070	1.39%	20,197,845	182,965	1.83%
Repurchase agreements	24,862,350	66,649	0.54%	20,754,859	74,224	0.72%
Capital lease obligations	816,437	33,082	8.10%	822,038	33,367	8.12%
Junior subordinated debentures	12,887,000	487,129	7.60%	12,887,000	487,129	7.62%
Total	$445,052,801	$2,510,084	1.13%	$434,020,626	$2,932,978	1.36%

Net interest income		$8,933,151			$8,756,279
Net interest spread (2)			3.40%			3.46%
Net interest margin (3)			3.53%			3.61%

(1)	Included in gross loans are non-accrual loans with an average balance of $7,571,881 and $4,620,930 for the six months ended June 30, 2012 and 2011, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses.
(2)	Net interest spread is the difference between the average yield on average earning assets and the average rate paid on average interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average earning assets.
(4)	Included in other investments is the Company’s FHLBB Stock with an average balance of $3,545,240 and an annualized dividend payout rate of approximately 0.53%.

The average volume of earning assets for the first six months of 2012 increased $19,225,864 or 3.9% compared to the same period of 2011, while the average yield decreased 29 basis points.  The average volume of loans increased $6,023,557 or 1.5%, while the average yield decreased 21 basis points.  Interest earned on the loan portfolio equaled 91.1% of total interest income for the first six months of 2012 and 91.2% for the 2011 comparison period.  The average volume of sweep and interest earning accounts decreased $24,319,263 or 79.2%, as the Company shifted cash into higher yielding assets.  The average volume of the taxable investment portfolio (classified as available-for-sale) increased $41,469,689 or 158.9% for the same period, while the average yield decreased 25 basis points.  The Company increased its taxable investment portfolio with U.S. government sponsored enterprise securities, as deposit funding increased in 2011, yet loan demand was weak.  The Company has now seen an increase in loan demand beginning in the first quarter of 2012 and throughout the second quarter of 2012.  The average volume of the tax exempt investment portfolio (classified as held-to-maturity) decreased $3,772,959 or 10.27% between periods, while the average tax equivalent yield decreased 43 basis points.  Interest earned on tax exempt investments (which is presented on a tax equivalent basis) comprised 5.7% of total interest income for the first six months of 2012 compared to 6.8% for the same period in 2011.  The Company has experienced additional competition from other local financial institutions in our municipal market, which is reflected in the decrease in the average volume of our tax exempt investment portfolio.

In comparison, the average volume of interest bearing liabilities for the first six months of 2012 increased $11,032,175 or 2.5% over the 2011 comparison period, while the average rate paid on these liabilities decreased 23 basis points.  The average volume of NOW accounts increased $5,125,364 or 5.0% and money market funds increased $1,397,187 or 1.9% and the average rate paid decreased 15 basis points and 24 basis points, respectively.  The average volume carried in the Company’s money market product, an insured cash sweep account (ICS) offered through Promontory Interfinancial Network, increased $3,626,351 year over year from $8,758,986 in 2011 to $12,385,337 in 2012.  Although this product has brought in some new funds, most of the interest has come from the Company’s Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network customers looking for alternatives to placing their money in time deposit accounts that are not as liquid.  The average volume of time deposits decreased $5,880,091 or 4.1%, and the average rate paid on time deposits decreased 25 basis points.  On June 30, 2012, the Company held $3,976,000 in one-way funds through CDARS. The average volume of federal funds purchased and other borrowed funds increased $2,023,644 or 10.0% from an average volume of $20,197,845 for the six months of 2011 to $22,221,489 for the same period in 2012.

The prolonged low interest rate environment has resulted in continued pressure on the Company’s net interest spread and margin.  The Company’s earning assets are being replaced and repricing to lower interest rates, while the opportunity to reduce rates further on non-maturing interest-bearing deposits is more limited, given the already low rates paid on deposits.  During the first six months of 2012, the average yield on interest earning assets decreased 29 basis points while the average rate paid on interest bearing liabilities decreased only 23 basis points compared to the average yields and rates for the same period last year.  Most of the decrease in interest expense during the first six months of 2012 was attributable to the decrease in time deposits due to both volume and the rate paid on these deposits.  As long-term time deposits matured, they either repriced to lower rates or were not renewed.  The cumulative result of all these changes was a decrease of six basis points in the net interest spread and a decrease of eight basis points in the net interest margin.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first six months of 2012 and 2011 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense

	Variance	Variance
	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$(397,568)	$164,286	$(233,282)
Taxable investment securities	(81,487)	246,773	165,286
Tax-exempt investment securities	(75,509)	(74,109)	(149,618)
Sweep and interest earning accounts	(20,024)	(12,093)	(32,117)
Other investments	5,320	(1,611)	3,709
Total	$(569,268)	$323,246	$(246,022)

Average Interest-Bearing Liabilities
NOW	$(80,378)	$11,946	$(68,432)
Money market accounts	(90,740)	8,106	(82,634)
Savings deposits	(13,924)	4,229	(9,695)
Time deposits	(172,916)	(51,462)	(224,378)
Federal funds purchased and other borrowed funds	(48,259)	18,364	(29,895)
Repurchase agreements	(22,240)	14,665	(7,575)
Capital lease obligations	(59)	(226)	(285)
Total	$(428,516)	$5,622	$(422,894)

Changes in net interest income	$(140,752)	$317,624	$176,872

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income: The Company's non-interest income increased $253,837 or 19.8% to 1,533,032 for the second quarter of 2012 compared to the first quarter of 2011, while in the year-to-date comparison the increase was $149,346 or 5.5% to $2,888,010.  Income from sold loans of $450,958 during the second quarter was the major contributor to this increase.  Also contributing to the increase in non-interest income was an increase in documentation fees collected on both commercial and in-house residential loans, for a total increase of $71,071, or 35.0%.  During the quarter, the Company sold $12,000,000 in securities available for sale to support loan growth which created realized gains of $41,295 compared to no securities gains during the second quarter in 2011.  Other income, a subtotal within total non-interest income, decreased in the second quarter by $83,740 or 29.3%, compared to the same quarter last year, with a portion of the variance coming from a decrease in exchange income of $34,452 or 65.7%.  Another component of other income is the fair value adjustment to the Company’s Supplemental Employee Retirement Plan (SERP) which was a negative adjustment of $20,169 at the end of the second quarter of 2012, while the adjustment at the end of the second quarter of 2011 was a positive adjustment of $22,218, resulting in a negative variance of $42,387 or 190.8% quarter over quarter. These same trends resulted in an increase in non-interest income for the six months ended June 30, 2012 of $149,346 or 5.5%.

Non-interest Expense: The Company's non-interest expense was $4,718,213 compared to $4,386,659 for the second quarter of 2012 and 2011 respectively and $9,268,144 and $8,736,173 for the six months ended June 30, 2012 and 2011 respectively, an increase of 7.6% for the quarter comparison and an increase of 6.09% for the year-to-date comparison.  Salaries, wages and employee benefits increased 4.4% and 2.7% for the quarter and six months ended June 30, 2012, respectively when compared to the same periods in 2011, primarily a result of normal salary increases.  Occupancy expenses were $812,581 and $1,685,892 for the quarter and six months ended June 30, 2012 respectively, compared to $784,605 and $1,592,217 for the same periods in 2011.  This increase is primarily a result of depreciation and service contracts related to significant bank-wide investments in new technology, including among others, digital imaging, requiring more sophisticated software which entails new service contracts.  FDIC insurance for the second quarter of 2012 was $99,101 compared to $90,314 for the same period in 2011 while the total for the six months ended June 30, 2012 and 2011 was $209,582 and $260,611 respectively.  A new deposit insurance assessment rule that went into effect on April 1, 2011 resulted in lower premiums for the Company initially, however the combination of an increase in assets and an increase in the factor used to calculate the premiums resulted in the increase in the second quarter of 2012.  The Company continues to benefit from the amortization of the core deposit intangible associated with the LyndonBank acquisition which was $85,217 and $170,435 for the quarter and six months ended June 30, 2012 respectively, compared to $106,521 and $213,043 for the same periods in 2011.

Losses relating to various limited partnership investments for affordable housing in our market area constitute the largest portion of other expenses and account for the largest portion of the increase in non-interest expense.  These losses for the second quarter of 2012 and 2011 amounted to $295,317 and $122,146, respectively, representing an increase of $173,171 or 141.8%.  Losses for the first six months of 2012 and 2011 amounted to $590,634 and $244,293, respectively, representing an increase of $346,341 or 141.8%.  These investments provide tax benefits, including tax credits, and are designed to provide an effective yield between 8% and 10%.  Losses relating to the Company’s New Market Tax Credit (NMTC) investment for the second quarter 2012 were recorded as $19,836, with tax credits amounting to $56,348.  The Company amortizes these investments under the effective yield method.

APPLICABLE INCOME TAXES

The provision for income taxes decreased from a tax expense of $103,008 for the second quarter of 2011 to a tax benefit of $62,666 for the second quarter of 2012, a decrease of $165,675 or 160.8%.  The provision for income taxes decreased from a tax expense of $246,237 for the first six months of 2011 to a tax benefit of $153,504 for the first six months of 2012, a decrease of $399,741 or 162.3%.  The change from expense to benefit is due primarily to the increase in tax credits year over year.  Total tax credits for the first six months of 2012 were $639,714 compared to total tax credits of $267,036 for the first six months of 2011.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	June 30, 2012		December 31, 2011		June 30, 2011
Assets
Loans (gross)*	$408,181,683	73.76%	$388,672,039	70.30%	$393,521,845	76.67%
Securities available-for-sale	60,101,855	10.86%	66,098,917	11.95%	27,570,328	5.37%
Securities held-to-maturity	24,026,422	4.34%	29,702,159	5.37%	21,939,781	4.27%
*includes loans held for sale
	June 30, 2012		December 31, 2011		June 30, 2011
Liabilities
Time deposits	$134,124,211	24.24%	$137,461,352	24.86%	$140,575,148	27.39%
Savings deposits	67,184,458	12.14%	59,284,631	10.72%	62,043,869	12.09%
Demand deposits	65,966,687	11.92%	62,745,782	11.35%	56,759,900	11.06%
Now	99,227,534	17.93%	123,493,475	22.34%	98,805,676	19.25%
Money market accounts	65,650,865	11.86%	71,408,069	12.92%	58,755,721	11.45%
Federal funds purchased	25,825,000	4.67%	0	0.00%	0	0.00%
Long-term borrowings	12,010,000	2.17%	18,010,000	3.26%	18,010,000	3.51%

The Company's loan portfolio increased $19,509,644 or 5.0%, from December 31, 2011 to June 30, 2012, and increased $14,659,838 or 3.7%, from June 30, 2011 to June 30, 2012.  This increase is due in part to strong commercial loan growth during the first six months of 2012 and to the Company’s decision to begin holding some 10-15 year fixed rate residential mortgages in-house, rather than selling them into the secondary market.  Securities available-for-sale decreased $5,997,062 or 9.07% from December 31, 2011 to June 30, 2012, and increased $32,531,527 or 118.0% year over year.  During 2011 and early in 2012, excess cash was invested into the available-for-sale portfolio while loan demand was weak.  Subsequently, during the second quarter of 2012 as loan demand increased, securities available-for-sale in the amount of $12,000,000 were sold to fund loan growth.  Securities held-to-maturity decreased $5,675,737 or 19.1% during the first six months of 2012, and increased $2,086,641 or 9.5% year over year.  The decrease at June 30, 2012 reflects municipal investments that mature at the end of the annual municipal finance cycle.

Total deposits decreased $22,239,554 or 4.9% from December 31, 2011 to June 30, 2012 and increased $15,213,441 or 3.7% from June 30, 2011 to June 30, 2012.  Time deposits decreased $3,337,141 or 2.4% from December 31, 2011 to June 30, 2012 and $6,450,937 or 4.6% from June 30, 2011 to June 30, 2012.  Management believes this decrease in time deposits is attributable to the low rate environment as customers park their funds in non-maturing deposit accounts while searching for higher paying investments. Savings deposits increased $7,899,827 or 13.3% during the first six months of 2012 and $5,140,589 or 8.3% year to year.  Demand deposits increased $3,220,905 or 5.1% during the first six months of 2012, compared to an increase of $9,206,787 or 16.2% year to year.  NOW accounts reported a decrease during the first six months of 2012 of $24,265,941 or 19.7% and an increase of $421,858 or .4% year over year.  The government agency accounts, which are a component of the NOW accounts, decreased $22,220,920 from $15,576,914 at June 30, 2012 compared to $37,697,835 at December 31, 2011.  The account held by the Company’s affiliate, CFSG, had a balance of $22,411,064 at June 30, 2012 compared to $26,005,366 at December 31, 2011, also contributing to the decrease in NOW accounts in 2012.  Money market accounts decreased $5,757,204 or 8.1% for the first six months of 2012 and increased $6,895,144 or 11.7% year over year.  Contributing to the decrease during the first six months is a decrease in municipal accounts, related to the annual finance cycle of the municipal customers and the increase year over year is attributable partly to an increase in the ICS accounts.  Long-term borrowings at June 30, 2012 decreased $6,000,000 or 33.3%, through the maturity of a long-term borrowing, compared to both December 31, and June 30, 2011.

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

Credit Risk - A primary challenge of management is to reduce the exposure to credit loss within the loan portfolio. Management follows established underwriting guidelines, and exceptions to the policy must be approved in accordance with limits prescribed by the Board of Directors.  The adequacy of the loan loss reserve is reviewed quarterly by the risk management committee of the Board of Directors and then presented to the full Board of Directors for approval.  This committee meets to discuss, among other matters, potential exposures, historical loss experience, and overall economic conditions.  Existing or potential problems are noted and addressed by senior management in order to assess the risk of probable loss or delinquency.  A sample of loans are reviewed periodically by an independent loan review firm in order to assure accuracy of the Company's internal risk ratings and compliance with various internal policies and procedures and regulatory guidance. The Company maintains a Credit Administration department whose function includes credit analysis and monitoring and reporting on the status of the loan portfolio including delinquent and non-performing loans. The Company also monitors concentration of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interest, loans to industry segments, and the geographic distribution of commercial real estate loans.  The Company’s strategy is to continue growing the commercial and commercial real estate portfolios and it is committed to adding additional resources to the commercial credit function to manage the risk as this growth materializes.  Consistent with management’s increased strategic focus on commercial lending, the Company has seen an increase in commercial and industrial loans as a percent of the total loan portfolio over the past year.  However, achieving significant increases in commercial loans remains a challenge in light of the prolonged weak economy and slow recovery.  Some growth has also been realized in the residential mortgage first lien portfolio during 2012 with the Company now holding rather than selling some of its 10 and 15 year fixed rate residential mortgages.

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	June 30, 2012		December 31, 2011
	Total Loans	% of Total	Total Loans	% of Total

Construction & land development	$11,938,303	2.93%	$12,588,715	3.24%
Secured by farm land	10,183,987	2.49%	10,223,277	2.63%
1 - 4 family residential - 1st lien	166,621,140	40.82%	159,535,958	41.05%
1 - 4 family residential - Jr lien	46,253,285	11.33%	45,886,967	11.80%
Commercial real estate	109,117,259	26.73%	109,457,376	28.16%
Loans to finance agricultural production	1,290,983	0.32%	1,282,339	0.33%
Commercial & industrial loans	51,405,828	12.59%	38,232,268	9.84%
Consumer loans	11,370,898	2.79%	11,465,139	2.95%
Total gross loans	408,181,683	100.00%	388,672,039	100.00%
Deduct:
Allowance for loan losses	3,926,119		3,886,502
Unearned loan fees	(76,703)		(7,251)
Loans held-for-sale	2,984,024		2,285,567
	6,833,440		6,164,818
Net loans	$401,348,243		$382,507,221

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

When establishing the allowance each quarter the Company applies a combination of historical loss factors and qualitative factors to loan classes including residential first and junior lien mortgages, commercial real estate, commercial and industrial, and consumer loan portfolios.  During the fourth quarter of 2011 the Company changed its allowance methodology by segmenting the classes of the residential real estate portfolio into first lien residential mortgages and junior lien residential mortgages, also known as home equity loans.  The change was made to allow the Company to closely monitor and appropriately reserve for the risk inherent with home equity lending, given the modest repayment requirements, relaxed documentation, higher loan to value ratios characteristic of home equity lending, subordinate lien position, and recent decline of home property values. No changes in the Company’s policies or methodology pertaining to the general component for loan losses were made during the first six months of 2012.  The Company will shorten or lengthen its look back period for determining average portfolio historical loss rates as the economy either contracts or expands; during a period of economic contraction a shortening of the look back period may more conservatively reflect the current economic climate.  The highest loss rates experienced for the look back period are applied to the various segments in establishing the allowance.

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

The following table summarizes the Company's loan loss experience for the six months ended June 30,

	2012	2011

Loans outstanding, end of period	$408,181,683	$393,521,845
Average loans outstanding during period	$396,786,437	$390,762,880
Non-accruing loans, end of period	$6,701,362	$4,841,744

Loan loss reserve, beginning of period	$3,886,502	$3,727,935
Loans charged off:
Residential real estate - 1st lien	(183,474)	(271,446)
Residential real estate - Jr lien	(60,287)	0
Commercial real estate	(55,057)	0
Commercial loans not secured by real estate	(124,934)	(3,127)
Consumer loans	(60,373)	(64,113)
Total loans charged off	(484,125)	(338,686)
Recoveries:
Residential real estate - 1st lien	1,823	600
Residential real estate - Jr lien	1,418	0
Commercial real estate	863	2,181
Commercial loans not secured by real estate	2,520	11,522
Consumer loans	17,116	22,817
Total recoveries	23,740	37,120
Net loans charged off	(460,385)	(301,566)
Provision charged to income	500,002	425,000
Loan loss reserve, end of period	$3,926,119	$3,851,369

Net charge offs to average loans outstanding	0.116%	0.077%
Provision charged to income as a percent of average loans	0.126%	0.109%
Loan loss reserve to average loans outstanding	0.989%	0.986%
Loan loss reserve to non-accruing loans *	58.587%	79.545%

*The percentages include loans that carry federal government guarantees. If the guaranteed portions were deducted, the reserve coverage of non-accruing loans would increase to 93.5% as of June 30, 2012 and 108.9% as of June 30, 2011.

Specific allocations to the reserve are made for certain impaired loans. Impaired loans are loans to a borrower that in aggregate are greater than $100,000 and that are in non-accrual status, including troubled debt restructurings (TDR).  A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including interest and principal, according to the contractual terms of the loan agreement.  The Company will review all the facts and circumstances surrounding non-accrual and TDR loans and on a case-by-case basis may consider loans below the threshold as impaired when such treatment is material to the financial statements.  Commercial and commercial real estate loans are generally placed on non-accrual status when there is deterioration in the financial position of the borrower, payment in full of principal and interest is not expected, and/or principal or interest has been in default for 90 days or more. However, such a loan need not be placed in non-accrual status if it is both well secured and in the process of collection.  Residential mortgages and home equity loans are considered for non-accrual status at 90 days past due and are evaluated on a case-by-case basis.  The Company obtains current property appraisals or market value analyses and considers the cost to carry and sell collateral in order to assess the level of specific allocations required. Consumer loans are generally not placed in non-accrual but are charged off by the time they reach 120 days past due.

The portion of the allowance termed "unallocated" is established to absorb inherent losses that exist as of the valuation date although not specifically identified through management's process for estimating credit losses.  While the allowance is described as consisting of separate allocated portions, the entire allowance is available to support loan losses, regardless of category.

The Company began experiencing increasing delinquencies and collection activity in 2008 when the most recent recession began. The slow recovery has resulted in prolonged work through of some of these delinquencies and problem loans. The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure. During the same period the Company experienced increasing trends in the levels of non-performing loans and criticized and classified assets, which is consistent with the length and depth of the economic recession and the current slow recovery. During 2009 the Company had carried the maximum qualitative factor adjustment for weak economic conditions and is now slowly decreasing that factor as the recovery progresses. The factors for trends in delinquency and non-accrual loans and criticized and classified assets were similarly increased. With the economic recovery continuing, the levels of both Group B and C loans (as defined in Note 5 of the Company’s notes to consolidated financial statements) have shown gradual improvement. The sluggish pace of the economic recovery and the lack of national economic stimulus funding in 2011 translated into slow and measured improvement of the negative trends experienced in the loan portfolio since the onset of the 2008 recession.

The Company’s non-performing assets decreased $646,363 or 6.9% during the first six months of 2012 from $9,279,128 at December 31, 2011 to $8,632,765 as of June 30, 2012.  The improvement in non-performing loans is due to several factors, including the transfer into OREO of real estate securing four loans, completion of an auction liquidation of another loan, payment in full of two non-performing loans, and charge offs taken on other non-performing loans.  Foreclosure actions are in process on loan relationships with balances totaling approximately $4.3 million; those foreclosures and claims on related government guarantees are expected to further reduce non-performing loans during 2012.  The $8.6 million of non-performing loans at June 30, 2012 include $2.7 million in federal government guarantees, making the non-performing loans, net of guarantees, $5.9 million. At June 30, 2011, of the $6.0 million in non-performing loans, $1.5 million included federal government guarantees, resulting in non-performing loans net of guarantee of $4.5 million.

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

Non-performing assets for the comparison periods were as follows:

	June 30, 2012		December 31, 2011
		Percent		Percent
	Balance	of Total	Balance	of Total

Loans past due 90 days or more and still accruing:
Commercial loans	$31,517	0.37%	$59,618	0.64%
Commercial real estate	96,622	1.12%	98,554	1.06%
Residential real estate - 1st lien	704,780	8.17%	969,078	10.44%
Residential real estate - Jr lien	71,155	0.82%	111,061	1.20%
Consumer	17,131	0.20%	1,498	0.02%
Total	921,205	10.68%	1,239,809	13.36%

Non-accrual loans:
Commercial loans	1,159,782	13.43%	1,066,945	11.50%
Commercial real estate	3,571,542	41.37%	3,714,146	40.03%
Residential real estate - 1st lien	1,629,611	18.88%	2,703,920	29.14%
Residential real estate - Jr lien	340,427	3.94%	464,308	5.00%
Total	6,701,362	77.62%	7,949,319	85.67%

Other real estate owned	1,010,198	11.70%	90,000	0.97%

Total	$8,632,765	100.00%	$9,279,128	100.00%

The Company’s non-accrual loans decreased $1,247,957 or 15.7% during the first six months of 2012 from $7,949,319 at December 31, 2011 to $6,701,362 as of June 30, 2012.  The Company’s impaired loans decreased $1,378,285 during the first six months of 2012 from $7,470,370 to $6,092,085. Specific allocations to the reserve decreased for the same period, from $458,500 to $180,400.  Two other federally guaranteed loans to one borrower totaling $1.3 million at December 31, 2009 were rewritten through a TDR in 2010 and as of June 30, 2012 the book balance remains at just over $1.1 million, of which $951,050 is guaranteed; the subject loans are now in the foreclosure process. A $1.3 million residential mortgage loan modified in June 2010 with an $800,000 carrying balance was liquidated during the second quarter through a combination of charge off and transfer to OREO. Two other non-performing loans with balances of approximately $1.0 million at December 31, 2011 were restructured in January 2012 to allow for tropical storm Irene flood related remediation and are performing under the terms of the modification. The impaired portfolio as of June 30, 2012 includes approximately 22% residential first mortgages, 5% junior lien home equity loans, 57% commercial real estate, with the balance of 16% in commercial or installment loans not secured by real estate. This compares to the impaired portfolio as of December 31, 2011 that included approximately 32% residential first mortgages, 6% junior lien home equity loans, 49% commercial real estate, with the balance of 13% in commercial or installment loans not secured by real estate.

The Company is not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

As of June 30, 2012 and December 31, 2011, the OREO portfolio totaled $1,010,198 and $90,000 respectively.  The Company’s OREO portfolio at June 30, 2012 consisted of five properties acquired through the normal foreclosure process; four residential properties were added to OREO during the first six months of 2012.  Upon court confirmation of foreclosures all properties are promptly listed for sale.

The residential mortgage portfolio makes up the largest segment of the loan portfolio and as a result of the severity and depth of the recent recession it has recently seen the greatest degree of collection and foreclosure activity and losses. The Company however, has not experienced delinquencies and losses to the extent of national peers as the Company maintains a mortgage loan portfolio of traditional mortgage products and has not engaged in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. In areas of the country where such risky products were originated, borrowers with little or no equity in their property defaulted on mortgages they could longer afford, and walked away from those properties as real estate values had fallen precipitously.  While real estate values have declined in the Company’s market area, the sound underwriting standards historically employed by the Company have mitigated the trends in defaults and property surrenders experienced elsewhere.  Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (PMI).  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  Junior lien home equity products make up 22% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%.  The residential mortgage portfolio has had satisfactory performance in light of the depth of the recent recession and the slow recovery.

Risk in the Company’s commercial and commercial real estate loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the U.S. Small Business Administration and USDA Rural Development. At June 30, 2012, the Company had $27,031,163 in guaranteed loans with guaranteed balances of 21,833,781, compared to $28,077,575 in guaranteed loans with guaranteed balances of $22,885,794 at December 31, 2011.

The Company made provisions to the allowance for loan losses of $500,002 during the first six months of 2012, comparable to the level of the provision made during the same periods over the last two years and sufficient, in management’s view, to cover charge offs, net of recoveries of $460,385 during the first six months of 2012, and to provide for growth in the loan portfolio. Net loan losses began increasing in 2007 and 2008 as a result of the recession and, given the increasing trend, the depth of the recession and the long and shallow recovery, management increased its provision for loan losses to $1.0 million for 2011 and just under $1.1 million for 2010, compared to $625,004 for 2009. Management believes that the level of the provision for loan losses for the first six months of 2012 and prior recent periods is directionally consistent with the trends and risk in the loan portfolio and with the growth of the loan portfolio. Management will continue to monitor the activity of non-performing loans, carefully assess the reserve requirement and adjust the provision in future periods as circumstances warrant. The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans, and management continues to monitor the loan portfolio closely.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first six months of 2012, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk were as follows:

	-Contract or Notional Amount-
	June 30, 2012	December 31, 2011

Unused portions of home equity lines of credit	$20,947,215	$20,161,629
Other commitments to extend credit	39,161,764	38,106,476
Residential construction lines of credit	2,002,859	588,290
Commercial real estate and other construction lines of credit	3,018,841	2,126,558
Standby letters of credit and commercial letters of credit	1,485,425	1,954,885
Recourse on sale of credit card portfolio	364,650	398,200
MPF credit enhancement obligation, net of liability recorded	2,009,358	1,979,684

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

During 2011, an audit conducted by the Vermont Tax Department resulted in a sales and use tax assessment, including interest and penalties of $171,563.  The Company appealed the assessment, which was subsequently adjusted and settled in full for $65,846 during the second quarter of 2012.  The Company had accrued a liability in the amount of $65,000 relating to this matter as of December 31, 2011.

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

In order to attract deposits, the Company from time to time offers deposit specials at competitive rates, in varying terms that fit within the balance sheet mix.  The strategy of offering specials is meant to provide a means to retain deposits while not having to reprice the entire deposit portfolio.  The Company recognizes that, at times, when loan demand exceeds deposit growth it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits purchased through the CDARS provide an alternative funding source when needed.  Such deposits are generally considered a form of brokered deposits.  The Company had $3,976,000 and $0 in one-way funds on June 30, 2012 and December 31, 2011, respectively.  In addition, two-way CDARS deposits allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members.  At June 30, 2012, the Company reported $1,019,541 in CDARS deposits representing exchanged deposits with other CDARS participating banks compared to $1,121,632 at December 31, 2011.  The balance in ICS deposits was $13,437,965 at June 30, 2012, compared to $10,872,204 at December 31, 2011.

The Company has a Borrower-in-Custody arrangement with the Federal Reserve Bank of Boston (FRBB) secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available line of $70,208,987 and $69,222,549, respectively at June 30, 2012 and December 31, 2011.  Credit advances in the FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 75 basis points.  At June 30, 2012 and December 31, 2011, the Company had no outstanding advances against this line.

The Company has an unsecured IDEAL Way line with the FHLBB with an available balance of $500,000 at June 30, 2012 and December 31, 2011.  Interest is determined daily and is approximately 25 basis points higher than the rate paid on federal funds sold.  In addition, at June 30, 2012 and December 31, 2011, additional borrowing capacity of $67,723,797 and $77,902,569, respectively, was available through the FHLBB secured by the Company's qualifying loan portfolio (generally residential mortgages).  Under a separate agreement, the Company has the authority to collateralize public unit deposits up to its available FHLBB borrowing capacity with letters of credit issued by the FHLBB.  The Company offers a Government Agency Account to the municipalities collateralized with these FHLBB letters of credit.  At June 30, 2012 and December 31, 2011, approximately $12,450,000 and $15,950,000, respectively, of qualifying residential real estate loans was pledged as collateral to the FHLBB for these collateralized governmental unit deposits.  Early in 2012, a $6,000,000 long-term advance matured and was replaced with lower cost overnight borrowings.  As of June 30, 2012, the balance of overnight borrowings was $25,825,000, compared to a zero balance on both June 30, 2011 and December 31, 2011.  The Company utilized this low cost funding source as loan demand increased but deposits decreased.

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	June 30,	December 31,	June 30,
	2012	2011	2011
Long-Term Advances
FHLBB Community Investment Program borrowing, 7.67% fixed
rate, due November 16, 2012	$10,000	$10,000	$10,000
FHLBB term borrowing, 1.00% fixed rate, due January 27, 2012	0	6,000,000	6,000,000
FHLBB term borrowing, 1.71% fixed rate, due January 28, 2013	6,000,000	6,000,000	6,000,000
FHLBB term borrowing, 2.72% fixed rate, due January 27, 2015	6,000,000	6,000,000	6,000,000
	12,010,000	18,010,000	18,010,000

Overnight Borrowings
Federal funds purchased (FHLBB), 0.3125%	25,825,000	0	0

Total Borrowings	$37,835,000	$18,010,000	$18,010,000

On June 12, 2012, the Company declared a cash dividend of $0.14 on common stock payable on August 1, 2012, to shareholders of record as of July 15, 2012, which was accrued in the financial statements at June 30, 2012.

The following table illustrates the changes in shareholders' equity from December 31, 2011 to June 30, 2012:

Balance at December 31, 2011 (book value $8.13 per common share)	$40,918,409
Net income	1,986,042
Issuance of stock through the Dividend Reinvestment Plan	460,904
Dividends declared on common stock	(1,327,179)
Dividends declared on preferred stock	(93,750)
Change in unrealized gain on available-for-sale securities, net of tax	186,253
Balance at June 30, 2012 (book value $8.30 per common share)	$42,130,679

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  The Company’s Series A preferred stock ($2.5 million liquidation preference) is includable without limitation in its Tier 1 capital.  In accordance with changes in the regulatory requirements for calculating capital ratios, beginning with the quarter ended March 31, 2011, the Company deducts the amount of goodwill, net of deferred tax liability ($2,061,772 at June 30, 2012 and December 31, 2011), for purposes of calculating the amount of trust preferred junior subordinated debentures includable in Tier 1 capital.  Management believes, as of June 30, 2012, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2012 the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded applicable consolidated regulatory capital guidelines.

The regulatory capital ratios of the Company and its subsidiary as of June 30, 2012 and December 31, 2011 exceeded regulatory guidelines and are presented in the following table.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2012:
Total capital (to risk-weighted assets)
Company	$47,538	12.74%	$29,853	8.00%	N/A	N/A
Bank	$46,780	12.56%	$29,804	8.00%	$37,255	10.00%

Tier I capital (to risk-weighted assets)
Company	$41,521	11.13%	$14.927	4.00%	N/A	N/A
Bank	$42,788	11.47%	$14,902	4.00%	$22,353	6.00%

Tier I capital (to average assets)
Company	$41,521	7.66%	$21,685	4.00%	N/A	N/A
Bank	$42,788	7.90%	$21,665	4.00%	$27,081	5.00%

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2011:
Total capital (to risk-weighted assets)
Company	$46,351	12.50%	$29,660	8.00%	N/A	N/A
Bank	$45,772	12.37%	$29,596	8.00%	$36,995	10.00%

Tier I capital (to risk-weighted assets)
Company	$39,980	10.78%	$14,830	4.00%	N/A	N/A
Bank	$41,830	11.31%	$14,798	4.00%	$22,197	6.00%

Tier I capital (to average assets)
Company	$39,980	7.28%	$21,965	4.00%	N/A	N/A
Bank	$41,830	7.63%	$21,935	4.00%	$27,419	5.00%

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

In June 2012, the Federal Reserve Board proposed new rules implementing the Basel III capital standards, which if adopted as proposed would significantly revise the regulatory capital standards for U.S. financial institutions, including community banks.  Among other things, the proposed rules would revise the definition of various regulatory capital components and related calculation methods, add a new regulatory capital component (common equity tier 1 capital), increase the minimum required tier 1 capital, implement a new capital conservation buffer and restrict dividends and certain discretionary bonus payments when the buffer is not maintained.  Management is evaluating the potential impact of the proposed capital rules on the Company.

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

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of June 30, 2012, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of June 30, 2012 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as to purchases of the Company’s common stock during the quarter ended June 30, 2012, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum Number of
			Total Number of	Shares That May Yet
	Total Number of Shares	Average Price Paid	Shares Purchased	Be Purchased Under
			as Part of Publicly	the Plan at the End
For the period:	Purchased(1)(2)	Per Share	Announced Plan	of the Period

April 1 - April 30	0	$0.00	N/A	N/A
May 1 - May 31	2,548	9.95	N/A	N/A
June 1 - June 30	4,477	10.08	N/A	N/A
Total	7,025	$10.03	N/A	N/A

(1)  All 7,025 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2)  Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's Dividend Reinvestment Plan.

ITEM 6.    EXHIBIT

The following exhibits are filed with this report:

Exhibit31.1 -	Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit31.2 -	Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit32.1 -	Certification from the Chief Executive Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit32.2 -	Certification from the Chief Financial Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 101 -	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the second quarters and six months ended June 30, 2012 and 2011, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes, tagged as detail tagging.* **

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

COMMUNITY BANCORP.

DATED: August 13, 2012	By:	/s/ Stephen P. Marsh
Stephen P. Marsh, Chairman, President
& Chief Executive Officer

DATED: August 13, 2012	By:	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)