Form 10-Q
period 2012-09-30
COMMUNITY BANCORP /VT
filed 2012-11-14
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
At November 05, 2012, there were 4,793,743 shares outstanding of the Corporation's common stock.

FORM 10-Q
Index
		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4	Controls and Procedures	45

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	46
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 6	Exhibits	46
	Signatures	47

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	September 30	December 31	September 30
Consolidated Balance Sheets	2012	2011	2011
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$9,519,193	$23,459,776	$47,758,305
Federal funds sold and overnight deposits	5,000	5,000	1,000
Total cash and cash equivalents	9,524,193	23,464,776	47,759,305
Securities held-to-maturity (fair value $50,631,000 at 09/30/12,
$30,289,000 at 12/31/11 and $37,397,000 at 09/30/11)	50,065,653	29,702,159	36,898,097
Securities available-for-sale	47,008,818	66,098,917	31,533,275
Restricted equity securities, at cost	4,021,350	4,308,550	4,308,550
Loans held-for-sale	1,483,940	2,285,567	2,411,242
Loans	407,610,705	386,386,472	388,548,864
Allowance for loan losses	(4,115,230)	(3,886,502)	(3,835,840)
Deferred net loan costs (fees)	101,742	7,251	(20,474)
Net loans	403,597,217	382,507,221	384,692,550
Bank premises and equipment, net	12,351,925	12,715,226	12,736,423
Accrued interest receivable	1,810,063	1,700,600	1,670,294
Bank owned life insurance	4,156,201	4,063,246	4,031,057
Core deposit intangible	1,448,694	1,704,346	1,810,867
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	1,150,198	90,000	0
Prepaid expense - Federal Deposit Insurance Corporation (FDIC)	855,513	1,131,861	1,218,308
Other assets	12,613,921	11,558,779	10,077,689
Total assets	$561,661,955	$552,905,517	$550,721,926
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$68,580,510	$62,745,782	$60,683,698
NOW	109,271,808	123,493,475	116,418,838
Money market funds	84,057,492	71,408,069	72,014,042
Savings	66,204,831	59,284,631	61,763,381
Time deposits, $100,000 and over	49,474,950	51,372,782	51,369,773
Other time deposits	79,511,981	86,088,570	88,913,603
Total deposits	457,101,572	454,393,309	451,163,335

Federal funds purchased and other borrowed funds	16,850,000	18,010,000	18,010,000
Repurchase agreements	28,076,308	21,645,446	24,090,954
Capital lease obligations	789,836	833,467	800,315
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	3,078,347	4,217,886	3,289,410
Total liabilities	518,783,063	511,987,108	510,241,014
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 10,000,000 shares authorized,
5,007,099 shares issued at 09/30/12, 4,938,262 shares
issued at 12/31/11 and 4,914,777 shares issued at 09/30/11	12,517,748	12,345,655	12,286,943
Additional paid-in capital	27,911,150	27,410,049	27,237,038
Retained earnings	2,268,901	1,151,751	910,428
Accumulated other comprehensive income	303,870	133,731	169,280
Less: treasury stock, at cost; 210,101 shares at 09/30/12,
12/31/11 and 09/30/11	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	42,878,892	40,918,409	40,480,912
Total liabilities and shareholders' equity	$561,661,955	$552,905,517	$550,721,926

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
For The Quarter Ended September 30,

	2012	2011

Interest income
Interest and fees on loans	$5,356,710	$5,334,992
Interest on debt securities
Taxable	119,586	74,842
Tax-exempt	285,099	235,399
Dividends	20,575	18,641
Interest on federal funds sold and overnight deposits	111	17,290
Total interest income	5,782,081	5,681,164

Interest expense
Interest on deposits	866,591	964,303
Interest on federal funds purchased and other borrowed funds	94,636	99,803
Interest on repurchase agreements	33,600	36,744
Interest on junior subordinated debentures	243,564	243,564
Total interest expense	1,238,391	1,344,414

Net interest income	4,543,690	4,336,750
Provision for loan losses	249,999	287,500
Net interest income after provision for loan losses	4,293,691	4,049,250

Non-interest income
Service fees	597,567	612,163
Income from sold loans	418,594	205,743
Other income from loans	246,566	165,178
Net realized gains on sale of securities available-for-sale	99,676	0
Other income	167,814	131,364
Total non-interest income	1,530,217	1,114,448

Non-interest expense
Salaries and wages	1,547,284	1,473,800
Employee benefits	486,103	552,834
Occupancy expenses, net	796,029	767,948
FDIC insurance	92,343	84,199
Amortization of core deposit intangible	85,217	106,522
Other expenses	1,546,047	1,267,350
Total non-interest expense	4,553,023	4,252,653

Income before income taxes	1,270,885	911,045
Income tax expense	3,534	90,421
Net income	$1,267,351	$820,624

Earnings per common share	$0.26	$0.17
Weighted average number of common shares used in computing earnings per share	4,781,877	4,687,718
Dividends declared per common share	$0.14	$0.14
Book value per share on common shares outstanding at September 30,	$8.42	$8.07

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
For the Nine Months Ended September 30,

	2012	2011

Interest income
Interest and fees on loans	$15,786,521	$15,998,085
Interest on debt securities
Taxable	439,642	229,612
Tax-exempt	713,081	762,129
Dividends	62,162	56,519
Interest on federal funds sold and overnight deposits	3,434	52,730
Total interest income	17,004,840	17,099,075

Interest expense
Interest on deposits	2,636,745	3,119,596
Interest on federal funds purchased and other borrowed funds	280,788	316,135
Interest on repurchase agreements	100,249	110,968
Interest on junior subordinated debentures	730,693	730,693
Total interest expense	3,748,475	4,277,392

Net interest income	13,256,365	12,821,683
Provision for loan losses	750,001	712,500
Net interest income after provision for loan losses	12,506,364	12,109,183

Non-interest income
Service fees	1,751,912	1,761,951
Income from sold loans	1,256,763	913,802
Other income from loans	667,633	508,673
Net realized gains on sale of securities available-for-sale	140,971	0
Other income	600,947	668,686
Total non-interest income	4,418,226	3,853,112

Non-interest expense
Salaries and wages	4,523,882	4,409,491
Employee benefits	1,673,327	1,671,174
Occupancy expenses, net	2,481,921	2,360,165
FDIC insurance	301,925	344,810
Amortization of core deposit intangible	255,652	319,565
Other expenses	4,584,461	3,883,621
Total non-interest expense	13,821,168	12,988,826

Income before income taxes	3,103,422	2,973,469
Income tax (benefit) expense	(149,970)	336,658
Net income	$3,253,392	$2,636,811

Earnings per common share	$0.65	$0.54
Weighted average number of common shares used in computing earnings per share	4,759,383	4,662,261
Dividends declared per common share	$0.42	$0.42
Book value per share on common shares outstanding at September 30,	$8.42	$8.07

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)
For The Quarter Ended September 30,

	2012	2011

Net income	$1,267,351	$820,624

Other comprehensive loss, net of tax:
Change in unrealized holding gain on securities available-for-sale
arising during the period	(124,090)	(61,026)
Reclassification adjustment for gains realized in income	99,676	0
Net change in unrealized gain	(24,414)	(61,026)
Tax effect	8,301	20,749
Other comprehensive loss, net of tax	(16,113)	(40,277)
Total comprehensive income	$1,251,238	$780,347

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Nine Months Ended September 30,	2012	2011

Net income	$3,253,392	$2,636,811

Other comprehensive income, net of tax:
Change in unrealized holding gain on securities available-for-sale
arising during the period	116,816	140,338
Reclassification adjustment for gains realized in income	140,971	0
Net change in unrealized gain	257,787	140,338
Tax effect	(87,648)	(47,715)
Other comprehensive income, net of tax	170,139	92,623
Total comprehensive income	$3,423,531	$2,729,434

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30,

	2012	2011

Cash Flows from Operating Activities:
Net income	$3,253,392	$2,636,811
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	837,551	748,753
Provision for loan losses	750,001	712,500
Deferred income tax	(789,852)	31,188
Net gain on sale of securities available-for-sale	(140,971)	0
Net gain on sale of loans	(949,833)	(463,048)
(Gain) loss on sale of OREO	(3,740)	7,212
Gain on Trust LLC	(111,573)	(111,174)
Amortization of bond premium, net	408,330	258,155
Write down of OREO	0	10,000
Proceeds from sales of loans held-for-sale	37,158,591	26,779,989
Originations of loans held-for-sale	(35,407,131)	(26,364,245)
Increase (decrease) in taxes payable	60,128	(386,079)
(Increase) decrease in interest receivable	(109,463)	119,327
Amortization of prepaid FDIC insurance assessment	276,348	314,849
Decrease (increase) in mortgage servicing rights	92,105	(58,408)
Increase in other assets	(1,095,473)	(171,301)
Increase in cash surrender value of bank owned life insurance	(92,955)	(97,726)
Amortization of core deposit intangible	255,652	319,565
Amortization of limited partnerships	915,705	366,440
Decrease in deferred loan costs (fees)	(94,491)	(53,877)
Decrease in interest payable	(28,727)	(54,056)
Increase (decrease) in accrued expenses	5,900	(161,669)
Decrease in other liabilities	(56,152)	(391,259)
Net cash provided by operating activities	5,133,342	3,991,947

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	18,065,787	32,429,747
Purchases	(38,429,281)	(31,887,130)
Investments - available-for-sale
Maturities, calls, pay downs and sales	30,171,833	10,000,000
Purchases	(11,091,306)	(20,220,656)
Proceeds from redemption of restricted equity securities	287,200	0
(Decrease) increase in limited partnership contributions payable	(1,084,000)	1,084,000
Investments in limited partnerships	(213,830)	(1,085,000)
Increase in loans, net	(22,935,389)	(291,935)
Proceeds from sales of bank premises and equipment,
net of capital expenditures	(474,250)	(693,205)
Proceeds from sales of OREO	58,740	1,324,088
Recoveries of loans charged off	74,685	76,335
Net cash used in investing activities	(25,569,811)	(9,263,756)

Cash Flows from Financing Activities:
Net (decrease) increase in demand and NOW accounts	(8,386,939)	12,574,469
Net increase in money market and savings accounts	19,569,623	3,845,325
Net decrease in time deposits	(8,474,421)	(3,448,722)
Net increase in repurchase agreements	6,430,862	4,983,139
Net increase in short-term borrowings	4,840,000	0
Repayments on long-term borrowings	(6,000,000)	(15,000,000)
Decrease in capital lease obligations	(43,631)	(34,524)
Dividends paid on preferred stock	(140,625)	(140,625)
Dividends paid on common stock	(1,298,983)	(1,196,235)
Net cash provided by financing activities	6,495,886	1,582,827

Net decrease in cash and cash equivalents	(13,940,583)	(3,688,982)
Cash and cash equivalents:
Beginning	23,464,776	51,448,287
Ending	$9,524,193	$47,759,305

Supplemental Schedule of Cash Paid During the Period
Interest	$3,777,202	$4,331,448

Income taxes	$550,000	$691,550

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$257,787	$140,338

Loans transferred to OREO	$1,115,198	$131,000

Investments in limited partnerships
Investments in limited partnerships	$(213,830)	$(1,085,000)
(Decrease) increase in limited partnership contributions payable	(1,084,000)	1,084,000
	$(1,297,830)	$(1,000)

Common Shares Dividends Paid
Dividends declared	$1,995,617	$1,954,606
Increase in dividends payable attributable to dividends declared	(23,440)	(39,331)
Dividends reinvested	(673,194)	(719,040)
	$1,298,983	$1,196,235

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation and Consolidation

The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for the fair presentation of the financial condition and results of operations of the Company contained herein have been made.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 contained in the Company's Annual Report on Form 10-K.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full annual period ending December 31, 2012, or for any other interim period.

Note 2.  Recent Accounting Developments

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-03, “Reconsideration of Effective Control for Repurchase Agreements,” amending the criteria under Accounting Standards Codification (ASC) Topic 860 for determining whether the transferor under a repurchase agreement involving a financial asset has retained effective control over the financial asset and therefore must account for the transaction as a secured borrowing rather than a sale.  The guidance removes from the effective control criteria the consideration of whether the transferor has the ability to repurchase or redeem the financial asset on substantially the agreed terms.  The guidance is applied prospectively and is effective for new transactions and for existing transactions that are modified as of the beginning of the first interim or annual period beginning on or after December 15, 2011.  Adoption of ASU 2011-03 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States Generally Accepted Accounting Principles (US GAAP) and IFRS,” amending ASC Topic 820.  Although ASU 2011-04 deals primarily with development of a single fair value framework for US GAAP and International Financial Reporting Standards, the ASU also contains additional guidance on fair value measurements.  Among other things, ASU 2011-04: clarifies how a principal market is determined; addresses the fair value measurement or counterparty credit risks and the concept of valuation premise and highest and best use of nonfinancial assets; prescribes a model for measuring the fair value of an instrument classified in shareholders’ equity; limits the use of premiums or discounts based on the size of a holding; and requires certain new disclosures, including disclosures of all transfers between Levels 1 and 2 of the fair value hierarchy, whether or not significant, and additional disclosures regarding unobservable inputs and valuation processes for Level 3 measurements.  The guidance in ASU 2011-04 is to be applied prospectively, and is effective for interim and annual periods beginning on or after December 15, 2011.  Adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” amending Topic 220.  The amendments provide that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company has chosen the latter option.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it require any transition disclosures.  The amendments in this ASU are applied retrospectively, and are effective for fiscal years and interim periods beginning after December 15, 2011.  In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which defers the effective date of a requirement in ASU 2011-05 related to reclassifications of items out of accumulated other comprehensive income.  The deferral of the effective date was made to allow the FASB time to consider whether to require presentation on the face of the financial statements of the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  Adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

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

The following table illustrates the calculation for the periods ended September 30, as adjusted for the cash dividends declared on the preferred stock:

For The Quarter Ended September 30,	2012	2011

Net income, as reported	$1,267,351	$820,624
Less: dividends to preferred shareholders	46,875	46,875
Net income available to common shareholders	$1,220,476	$773,749
Weighted average number of common shares
used in calculating earnings per share	4,781,877	4,687,718
Earnings per common share	$0.26	$0.17

For the Nine Months Ended September 30,	2012	2011

Net income, as reported	$3,253,392	$2,636,811
Less: dividends to preferred shareholders	140,625	140,625
Net income available to common shareholders	$3,112,767	$2,496,186
Weighted average number of common shares
used in calculating earnings per share	4,759,383	4,662,261
Earnings per common share	$0.65	$0.54

Note 4.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

September 30, 2012
U.S. Government sponsored enterprise (GSE) debt securities	$39,423,142	$419,253	$2,610	$39,839,785
U.S. Government securities	7,082,906	35,050	300	7,117,656
U.S. GSE preferred stock	42,360	9,017	0	51,377
	$46,548,408	$463,320	$2,910	$47,008,818

December 31, 2011
U.S. GSE debt securities	$60,846,954	$215,595	$99,310	$60,963,239
U.S. Government securities	5,006,979	37,424	848	5,043,555
U.S. GSE preferred stock	42,360	49,763	0	92,123
	$65,896,293	$302,782	$100,158	$66,098,917

September 30, 2011
U.S. GSE debt securities	$26,224,330	$187,825	$52,705	$26,359,450
U.S. Government securities	5,010,100	35,350	0	5,045,450
U.S. GSE preferred stock	42,360	86,015	0	128,375
	$31,276,790	$309,190	$52,705	$31,533,275

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

September 30, 2012
States and political subdivisions	$50,065,653	$565,347	$0	$50,631,000

December 31, 2011
States and political subdivisions	$29,702,159	$586,841	$0	$30,289,000

September 30, 2011
States and political subdivisions	$36,898,097	$498,903	$0	$37,397,000

The scheduled maturities of debt securities AFS were as follows:

	Amortized	Fair
	Cost	Value
September 30, 2012
Due in one year or less	$3,003,306	$3,013,511
Due from one to five years	43,502,742	43,943,930
	$46,506,048	$46,957,441

December 31, 2011
Due in one year or less	$5,018,549	$5,035,711
Due from one to five years	58,835,384	58,970,925
Due from five to ten years	2,000,000	2,000,158
	$65,853,933	$66,006,794

September 30, 2011
Due in one year or less	$8,031,513	$8,060,834
Due from one to five years	22,202,917	22,352,436
Due from five to ten years	1,000,000	991,630
	$31,234,430	$31,404,900

The scheduled maturities of debt securities HTM were as follows:

	Amortized	Fair
	Cost	Value*
September 30, 2012
Due in one year or less	$40,302,625	$40,303,000
Due from one to five years	4,041,285	4,183,000
Due from five to ten years	2,286,741	2,428,000
Due after ten years	3,435,002	3,717,000
	$50,065,653	$50,631,000

December 31, 2011
Due in one year or less	$20,589,247	$20,589,000
Due from one to five years	4,534,944	4,682,000
Due from five to ten years	822,735	969,000
Due after ten years	3,755,233	4,049,000
	$29,702,159	$30,289,000

September 30, 2011
Due in one year or less	$27,402,959	$27,403,000
Due from one to five years	4,902,641	5,027,000
Due from five to ten years	749,063	874,000
Due after ten years	3,843,434	4,093,000
	$36,898,097	$37,397,000
_______
*Method used to determine fair value on HTM securities rounds values to nearest thousand.

There were no debt securities HTM in an unrealized loss position as of the balance sheet date.  Debt securities AFS with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2012
U.S. GSE debt securities	$0	$0	$1,512,667	$2,610	$1,512,667	$2,610
U.S. Government securities	1,057,928	300	0	0	1,057,928	300
	$1,057,928	$300	$1,512,667	$2,610	$2,570,595	$2,910

December 31, 2011
U.S. GSE debt securities	$29,940,644	$99,310	$0	$0	$29,940,644	$99,310
U.S. Government securities	999,766	848	0	0	999,766	848
	$30,940,410	$100,158	$0	$0	$30,940,410	$100,158

September 30, 2011
U.S. GSE debt securities	$7,046,617	$52,705	$0	$0	$7,046,617	$52,705
U.S. Government securities	0	0	0	0	0	0
	$7,046,617	$52,705	$0	$0	$7,046,617	$52,705

Debt securities in the table above consisted of one U.S. GSE debt securities and one U.S. Government securities at September 30, 2012, 21 U.S. GSE debt securities and one U.S. Government security at December 31, 2011, and four U.S. GSE debt securities at September 30, 2011.  These unrealized losses were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

At September 30, 2012 and 2011 and December 31, 2011, the Company’s AFS portfolio included two classes of Fannie Mae preferred stock with an aggregate cost basis of $42,360, which reflects cumulative other-than-temporary impairment write downs in prior periods of $833,778.

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

Note 5.  Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans follows:

	September 30, 2012	December 31, 2011	September 30, 2011

Commercial & industrial	$47,484,639	$39,514,607	$34,570,063
Commercial real estate	136,016,554	132,269,368	137,892,249
Residential real estate - 1st lien	168,541,410	159,535,958	159,755,182
Residential real estate - Jr lien	46,029,238	45,886,967	46,843,024
Consumer	11,022,804	11,465,139	11,899,588
	409,094,645	388,672,039	390,960,106
Deduct (add):
Allowance for loan losses	4,115,230	3,886,502	3,835,840
Deferred net loan costs (fees)	(101,742)	(7,251)	20,474
Loans held-for-sale	1,483,940	2,285,567	2,411,242
	5,497,428	6,164,818	6,267,556
Net Loans	$403,597,217	$382,507,221	$384,692,550

The following is an age analysis of past due loans (including non-accrual) by segment:

		90 Days	Total			Non-Accrual	Over 90 Days
September 30, 2012	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$254,847	$326,693	$581,540	$46,903,099	$47,484,639	$613,817	$75,042
Commercial real estate	426,428	1,331,505	1,757,933	134,258,621	136,016,554	2,321,320	53,936
Residential real estate - 1st lien	749,535	1,102,424	1,851,959	165,205,511	167,057,470	1,441,659	825,843
Residential real estate - Jr lien	456,984	109,222	566,206	45,463,032	46,029,238	326,882	109,222
Consumer	123,197	14,077	137,274	10,885,530	11,022,804	4,841	9,236
Total	$2,010,991	$2,883,921	$4,894,912	$402,715,793	$407,610,705	$4,708,519	$1,073,279

		90 Days	Total			Non-Accrual	Over 90 Days
December 31, 2011	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$655,168	$265,668	$920,836	$38,593,771	$39,514,607	$1,066,945	$59,618
Commercial real estate	2,266,412	1,288,616	3,555,028	128,714,340	132,269,368	3,714,146	98,554
Residential real estate - 1st lien	5,614,513	2,517,282	8,131,795	149,118,596	157,250,391	2,703,920	969,078
Residential real estate - Jr lien	431,885	2,754,129	3,186,014	42,700,953	45,886,967	464,308	111,061
Consumer	152,151	1,498	153,649	11,311,490	11,465,139	0	1,498
Total	$9,120,129	$6,827,193	$15,947,322	$370,439,150	$386,386,472	$7,949,319	$1,239,809

		90 Days	Total			Non-Accrual	Over 90 Days
September 30, 2011	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$667,668	$583,258	$1,250,926	$33,319,137	$34,570,063	$917,328	$21,824
Commercial real estate	3,066,295	1,025,858	4,092,153	133,800,096	137,892,249	2,911,034	209,506
Residential real estate - 1st lien	1,673,594	2,192,883	3,866,477	153,477,463	157,343,940	2,768,549	619,848
Residential real estate - Jr lien	380,341	403,815	784,156	46,058,868	46,843,024	537,892	208,754
Consumer	92,843	2,869	95,712	11,803,876	11,899,588	0	1,010
Total	$5,880,741	$4,208,683	$10,089,424	$378,459,440	$388,548,864	$7,134,803	$1,060,942

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

General component

The general component of the allowance for loan losses is based on historical loss experience, adjusted for qualitative factors and stratified by the following loan segments: commercial & industrial, commercial real estate, residential real estate first lien, residential real estate junior lien, and consumer loans. The Company does not disaggregate its portfolio segments further into classes.  Loss ratios are calculated for one year, two year and five year look back periods.  The highest loss ratio among these look-back periods is then applied against the respective segment.  Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of commercial real estate loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available.

During the fourth quarter of 2011 the Company modified its allowance methodology by further segmenting the residential real estate portfolio into first lien residential mortgages and junior lien residential mortgages, also known as home equity loans.  The change was made to allow the Company to more closely monitor and appropriately reserve for the risk inherent with home equity lending, given the modest repayment requirements, relaxed documentation compared to first lien residential mortgage loans, higher loan to value ratios, subordinate lien position, and recent decline of home property values. The residential real estate junior lien portfolio accounted for 22 percent of the total residential real estate portfolio as of September 30, 2012 and December 31, 2011, and 23 percent as of September 30, 2011. No changes in the Company’s policies or methodology pertaining to the general component for loan losses were made during the first nine months of 2012.

The qualitative factors are determined based on the various risk characteristics of each loan segment. The Company has policies, procedures and internal controls that management believes are commensurate with the risk profile of each of these segments. Risk characteristics relevant to each portfolio segment are as follows:

Commercial & Industrial – Loans in this segment include commercial and industrial loans and to a lesser extent loans to finance agricultural production. Commercial loans are made to businesses and are generally secured by assets of the business, including trade assets and equipment. While not the primary collateral, in many cases these loans may also be secured by the real estate of the business. Repayment is expected from the cash flows of the business. A weakened economy, soft consumer spending, unfavorable foreign trade conditions and the rising cost of labor or raw materials are examples of issues that can impact the credit quality in this segment.

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

Residential Real Estate – Jr Lien – All loans in this segment are collateralized by junior lien mortgages on 1 – 4 family residential real estate and repayment is primarily dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, has an impact on the credit quality of this segment.

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

Specific component

The specific component of the allowance for loan losses relates to loans that are impaired.  A specific allowance is established when a loan’s impaired basis is less than the carrying value of the loan.  For all loan segments, except consumer loans, a loan is considered impaired when, based on current information and events, in management’s estimation it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Impaired loans are loan(s) to a borrower that in aggregate are greater than $100,000 and that are in non-accrual status or are troubled debt restructurings (TDR).  Factors considered by management in determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant or temporary payment delays and payment shortfalls generally are not classified as impaired. Management evaluates the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and frequency of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Unallocated component

An unallocated component of the allowance of loan losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The following summarizes changes in the allowance for loan losses and select loan information, by portfolio segment (excluding loans held-for-sale).

For the quarter ended September 30, 2012
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$383,523	$1,386,183	$1,473,661	$368,939	$126,914	$186,899	$3,926,119
Charge-offs	(34,375)	(2,821)	(56,126)	(9,447)	(9,065)	0	(111,834)
Recoveries	17,978	24,587	1,426	60	6,895	0	50,946
Provisions	51,298	36,941	85,324	38,815	5,965	31,656	249,999
Ending balance	$418,424	$1,444,890	$1,504,285	$398,367	$130,709	$218,555	$4,115,230

For the nine months ended September 30, 2012
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$342,314	$1,385,939	$1,578,493	$331,684	$124,779	$123,293	$3,886,502
Charge-offs	(159,309)	(57,878)	(239,600)	(69,734)	(69,437)	0	(595,958)
Recoveries	20,498	25,450	3,248	1,479	24,010	0	74,685
Provisions	214,921	91,379	162,144	134,938	51,357	95,262	750,001
Ending balance	$418,424	$1,444,890	$1,504,285	$398,367	$130,709	$218,555	$4,115,230

Allowance for loan losses
Evaluated for impairment
Individually	$0	$8,900	$110,700	$46,400	$0	$0	$166,000
Collectively	418,424	1,435,990	1,393,585	351,967	130,709	218,555	3,949,230
Total	$418,424	$1,444,890	$1,504,285	$398,367	$130,709	$218,555	$4,115,230

Loans evaluated for impairment
Individually	$446,484	$2,187,060	$1,261,272	$297,898	$0		$4,192,714
Collectively	47,038,155	133,829,494	165,796,198	45,731,340	11,022,804		403,417,991
Total	$47,484,639	$136,016,554	$167,057,470	$46,029,238	$11,022,804		$407,610,705

For the year ended December 31, 2011
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$302,421	$1,391,898	$1,830,816	$0	$151,948	$50,852	$3,727,935
Charge-offs	(22,050)	(197,367)	(521,608)	(96,961)	(103,687)	0	(941,673)
Recoveries	13,225	8,479	42,593	20	35,923	0	100,240
Provisions	48,718	182,929	226,692	428,625	40,595	72,441	1,000,000
Ending balance	$342,314	$1,385,939	$1,578,493	$331,684	$124,779	$123,293	$3,886,502

Allowance for loan losses
Evaluated for impairment
Individually	$70,600	$57,500	$283,200	$47,200	$0	$0	$458,500
Collectively	271,714	1,328,439	1,295,293	284,484	124,779	123,293	3,428,002
Total	$342,314	$1,385,939	$1,578,493	$331,684	$124,779	$123,293	$3,886,502

Loans evaluated for impairment
Individually	$1,000,120	$3,669,260	$2,366,326	$434,664	$0		$7,470,370
Collectively	38,514,487	128,600,108	154,884,065	45,452,303	11,465,139		378,916,102
Total	$39,514,607	$132,269,368	$157,250,391	$45,886,967	$11,465,139		$386,386,472

For the quarter ended September 30, 2011
	Commercial	Commercial	Residential
	& Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses
Beginning balance	$246,567	$1,395,350	$1,965,940	$132,532	$110,980	$3,851,369
Charge-offs	(18,924)	(21,679)	(291,077)	(10,565)	0	(342,245)
Recoveries	1,144	4,241	27,355	6,476	0	39,216
Provisions(Reductions)	51,343	148,745	129,545	615	(42,748)	287,500
Ending balance	$280,130	$1,526,657	$1,831,763	$129,058	$68,232	$3,835,840

For the nine months ended September 30, 2011
	Commercial	Commercial	Residential
	& Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses
Beginning balance	$302,421	$1,391,898	$1,830,816	$151,948	$50,852	$3,727,935
Charge-offs	(22,050)	(21,679)	(562,524)	(74,677)	0	(680,930)
Recoveries	12,665	6,422	27,955	29,293	0	76,335
Provisions(Reductions)	(12,906)	150,016	535,516	22,494	17,380	712,500
Ending balance	$280,130	$1,526,657	$1,831,763	$129,058	$68,232	$3,835,840

Individually evaluated for impairment	$42,100	$104,500	$352,600	$0	$0	$499,200
Collectively evaluated for impairment	238,030	1,422,157	1,479,163	129,058	68,232	3,336,640
Total	$280,130	$1,526,657	$1,831,763	$129,058	$68,232	$3,835,840

Loans
Individually evaluated for impairment	$841,032	$2,834,584	$2,892,878	$0		$6,568,494
Collectively evaluated for impairment	33,729,031	135,057,665	201,294,086	11,899,588		381,980,370
Total	$34,570,063	$137,892,249	$204,186,964	$11,899,588		$388,548,864

Impaired loans by segments were as follows:

For the nine months ended September 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized *

With no related allowance recorded
Commercial & industrial	$446,484	$478,798	$0	$562,425	$0
Commercial real estate	1,996,452	2,426,167	0	2,083,657	0
Residential real estate 1st lien	900,217	1,149,862	0	860,886	0
Residential real estate Jr lien	0	0	0	39,329	0

With an allowance recorded
Commercial & industrial	0	0	0	290,929	0
Commercial real estate	190,608	192,108	8,900	1,151,053	0
Residential real estate 1st lien	361,055	402,647	110,700	961,084	0
Residential real estate Jr lien	297,898	319,472	46,400	295,737	0

Total
Commercial & industrial	$446,484	$478,798	$0	$853,354	$0
Commercial real estate	$2,187,060	$2,618,275	$8,900	$3,234,710	$0
Residential real estate 1st lien	$1,261,272	$1,552,509	$110,700	$1,821,970	$0
Residential real estate Jr lien	$297,898	$319,472	$46,400	$335,066	$0

Total	$4,192,714	$4,969,054	$166,000	$6,245,100	$0

For the year ended December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized*

With no related allowance recorded
Commercial & industrial	$380,624	$391,800	$0	$332,523	$0
Commercial real estate	2,041,101	2,246,905	0	960,407	0
Residential real estate 1st lien	1,000,819	1,191,437	0	1,210,137	0
Residential real estate Jr lien	125,786	185,142	0	25,157	0

With an allowance recorded
Commercial & industrial	619,496	637,729	70,600	237,724	0
Commercial real estate	1,628,159	1,653,646	57,500	1,128,795	0
Residential real estate 1st lien	1,365,507	1,869,338	283,200	1,629,151	0
Residential real estate Jr lien	308,878	321,475	47,200	61,776	0

Total
Commercial & industrial	$1,000,120	$1,029,529	$70,600	$570,247	$0
Commercial real estate	$3,669,260	$3,900,551	$57,500	$2,089,202	$0
Residential real estate 1st lien	$2,366,326	$3,060,775	$283,200	$2,839,288	$0
Residential real estate Jr lien	$434,664	$506,617	$47,200	$86,933	$0

Total	$7,470,370	$8,497,472	$458,500	$5,585,670	$0

For the nine months ended September 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized*

With no related allowance recorded
Commercial & industrial	$397,993	$400,678	$0	$320,498	$0
Commercial real estate	1,320,096	1,350,647	0	690,234	0
Residential real estate	1,079,821	1,370,967	0	1,262,466	0

With an allowance recorded
Commercial & industrial	443,039	443,887	42,100	142,281	0
Commercial real estate	1,514,488	1,517,237	104,500	1,003,954	0
Residential real estate	1,813,057	2,316,927	352,600	1,695,062	0

Total
Commercial & industrial	$841,032	$844,565	$42,100	$462,779	$0
Commercial real estate	$2,834,584	$2,867,884	$104,500	$1,694,188	$0
Residential real estate	$2,892,878	$3,687,894	$352,600	$2,957,528	$0
Total	$6,568,494	$7,400,343	$499,200	$5,114,495	$0
__________
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

Group B loans – Management Involved - are loans that require greater attention than the acceptable loans in Group A. Characteristics of such loans may include, but are not limited to, borrowers that are experiencing negative operating trends such as reduced sales or margins, borrowers that have exposure to adverse market conditions such as increased competition or regulatory burden, or borrowers that have had unexpected or adverse changes in management. These loans have a greater likelihood of migrating to an unacceptable risk level if these characteristics are left unchecked. Group B is limited to commercial purpose loans that are individually risk rated.

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

The risk ratings within the loan portfolio by segments as of the balance sheet dates were as follows:

	Total Loans
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
September 30, 2012	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$45,649,737	$127,984,841	$164,474,055	$45,373,633	$11,005,770	$394,488,036
Group B	590,534	3,787,365	408,051	318,848	0	5,104,798
Group C	1,244,368	4,244,348	3,659,304	336,757	17,034	9,501,811
Total	$47,484,639	$136,016,554	$168,541,410	$46,029,238	$11,022,804	$409,094,645

	Total Loans
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
December 31, 2011	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$36,971,880	$119,410,381	$153,954,604	$44,943,200	$11,459,371	$366,739,436
Group B	530,523	4,037,860	98,603	322,022	0	4,989,008
Group C	2,012,204	8,821,127	5,482,751	621,745	5,768	16,943,595
Total	$39,514,607	$132,269,368	$159,535,958	$45,886,967	$11,465,139	$388,672,039

	Total Loans
	Commercial	Commercial	Residential
September 30, 2011	& Industrial	Real Estate	Real Estate	Consumer	Total

Group A	$31,263,167	$121,785,036	$200,493,345	$11,884,313	$365,425,861
Group B	889,433	7,157,279	587,332	0	8,634,044
Group C	2,417,463	8,949,934	5,517,529	15,275	16,900,201
Total	$34,570,063	$137,892,249	$206,598,206	$11,899,588	$390,960,106

Modifications of Loans and TDRs

A loan is classified as a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider.

The Company is deemed to have granted such a concession if it has modified a troubled loan in any of the following ways:

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

An insignificant delay or insignificant shortfall in the amount of payments typically would not require the loan to be accounted for as a TDR.  However, pursuant to regulatory guidance, any payment delay longer than three months is generally not considered insignificant. The assessment of whether a concession has been granted also takes into account payments expected to be received from third parties, including third-party guarantors, provided that the third party has the ability to perform on the guarantee.

The Company’s TDRs are principally a result of extending loan repayment terms to relieve cash flow difficulties. The Company has only, on a limited basis, reduced interest rates for borrowers below the current market rate for the borrower.  The Company has not forgiven principal or reduced accrued interest within the terms of original restructurings, nor has it converted variable rate terms to fixed rate terms.  However, the Company evaluates each TDR situation on its own merits and does not foreclose the granting of any particular type of concession.

For the nine months ended September 30, 2012
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial real estate	2	$1,030,645	$1,030,645
Residential real estate 1st lien	1	143,757	146,306
Total	3	$1,174,402	$1,176,951

The following table presents TDRs for the twelve month period ended September 30, 2012 for which there was a payment default under the restructured terms during the period:

	Number of	Recorded
	Contracts	Investment
Commercial & industrial	1	$158,076

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

Amortization expense for the core deposit intangible for the first nine months of 2012 was $255,652.  As of September 30, 2012, the remaining annual amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

2012	$85,218
2013	272,695
2014	272,695
2015	272,695
2016	272,695
2017	272,696
Total remaining core deposit intangible	$1,448,694

Management evaluates goodwill for impairment annually and the core deposit intangible for impairment if conditions warrant.  As of the date of the most recent evaluation (December 31, 2011), management concluded that no impairment existed.

Note 7.  Fair Value

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company’s quality of earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available-for-sale are recorded at fair value on a recurring basis. Other assets, such as mortgage servicing rights, loans held-for-sale, and impaired loans, are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest). A brief description of each level follows.

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

Assets measured at fair value on a recurring basis and reflected in the balance sheet at the dates presented, segregated by fair value hierarchy, are summarized below:

September 30, 2012	Level 1	Level 2	Total
Assets: (market approach)
U.S. GSE debt securities	$0	$39,839,785	$39,839,785
U.S. Government securities	7,117,656	0	7,117,656
U.S. GSE preferred stock	51,377	0	51,377

December 31, 2011
Assets: (market approach)
U.S. GSE debt securities	$0	$60,963,239	$60,963,239
U.S. Government securities	5,043,555	0	5,043,555
U.S. GSE preferred stock	92,123	0	92,123

September 30, 2011
Assets: (market approach)
U.S. GSE debt securities	$0	$26,359,450	$26,359,450
U.S. Government securities	4,041,970	1,003,480	5,045,450
U.S. GSE preferred stock	128,375	0	128,375

There were no transfers between Levels 1 and 2 for the periods presented.  There were no Level 3 financial instruments at of the balance sheet dates presented.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

Mortgage servicing rights. Mortgage servicing rights represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the amortization method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, and the type and term of the underlying loans. As such, the Company classifies mortgage servicing rights as nonrecurring Level 2.

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

Assets measured at fair value on a nonrecurring basis and reflected in the balance sheet at the dates presented, segregated by fair value hierarchy, are summarized below:

September 30, 2012	Level 2
Assets: (market approach)
Residential mortgage servicing rights	$1,005,857
Impaired loans, net of related allowance	683,561
OREO	1,150,198

December 31, 2011
Assets: (market approach)
Residential mortgage servicing rights	$1,167,808
Impaired loans, net of related allowance	3,463,540
OREO	90,000

September 30, 2011
Assets: (market approach)
Residential mortgage servicing rights	$1,211,219
Impaired loans, net of related allowance	3,271,384
OREO	0

There were no Level 1 or Level 3 financial instruments measured on a non-recurring basis as of the balance sheet dates presented.

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

Off-balance-sheet credit related instruments:  Commitments to extend credit are evaluated and fair value is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The estimated fair values of the Company's financial instruments were as follows:

September 30, 2012	Carrying	Fair	Fair	Fair	Fair
	Amount	Value	Value	Value	Value
	(Dollars in Thousands)
Financial assets:		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,524	$9,524	$0	$0	$9,524
Securities held-to-maturity	50,066	0	50,631	0	50,631
Securities available-for-sale	47,009	7,169	39,840	0	47,009
Restricted equity securities	4,021	0	4,021	0	4,021
Loans and loans held-for-sale
Commercial & industrial	47,485	0	0	48,187	48,187
Commercial real estate	136,017	0	0	137,753	137,753
Residential real estate - 1st lien	168,541	0	0	175,808	175,808
Residential real estate - Jr lien	46,029	0	0	46,954	46,954
Consumer	11,023	0	0	11,465	11,465
Mortgage servicing rights	1,005	0	1,006	0	1,006
Accrued interest receivable	1,810	0	1,810	0	1,810

Financial liabilities:
Deposits
Other deposits	443,008	0	445,472	0	445,472
Brokered deposits	14,094	0	14,101	0	14,101
Federal funds purchased and short term-borrowings	4,840	0	4,840	0	4,840
Long-term borrowings	12,010	0	12,327	0	12,327
Repurchase agreements	28,076	0	28,076	0	28,076
Capital lease obligations	790	0	790	0	790
Subordinated debentures	12,887	0	13,621	0	13,621
Accrued interest payable	121	0	121	0	121

	December 31, 2011		September 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$23,465	$23,465	$47,759	$47,759
Securities held-to-maturity	29,702	30,289	36,898	37,397
Securities available-for-sale	66,099	66,099	31,533	31,533
Restricted equity securities	4,309	4,309	4,309	4,309
Loans and loans held-for-sale, net	384,793	395,386	387,104	398,640
Mortgage servicing rights	1,097	1,168	1,135	1,211
Accrued interest receivable	1,701	1,701	1,670	1,670

Financial liabilities:
Deposits	454,393	457,347	451,163	454,429
Federal funds purchased and other borrowed funds	18,010	18,404	18,010	18,437
Repurchase agreements	21,645	21,645	24,091	24,091
Capital lease obligations	833	833	800	800
Subordinated debentures	12,887	11,691	12,887	11,883
Accrued interest payable	150	150	138	138

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the above table.

Note 8.  Loan Servicing

The following table shows the changes in the carrying amount of the mortgage servicing rights for the periods indicated:

	September 30,	December 31,	September 30,
	2012	2011	2011

Balance at beginning of year	$1,097,442	$1,076,708	$1,076,708
Mortgage servicing rights capitalized	313,082	355,730	238,117
Mortgage servicing rights amortized	(314,100)	(346,165)	(260,597)
Change in valuation allowance	(91,087)	11,169	80,888
Balance at end of period	$1,005,337	$1,097,442	$1,135,116

Note 9.  Legal Proceedings

In the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10.  Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On September 25, 2012, the Company declared a cash dividend of $0.14 per common share payable November 1, 2012 to shareholders of record as of October 15, 2012.  This dividend, amounting to $668,439, was accrued at September 30, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended September 30, 2012

The following discussion analyzes the consolidated financial condition of Community Bancorp. (the Company) and its wholly-owned subsidiary, Community National Bank (the Bank), as of September 30, 2012, December 31, 2011 and September 30, 2011, and its consolidated results of operations for the two interim periods presented.  The Company is considered a “smaller reporting company” under applicable regulations of the Securities and Exchange Commission (SEC) and is therefore eligible for relief from certain disclosure requirements.

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

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (1) general economic conditions, either nationally, regionally or locally continue to deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services; (2) competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial service industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way as to reduce the Company's margins;  (4) changes in laws or government rules, or the way in which courts and government agencies interpret or implement those laws or rules, increase our costs of doing business or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) changes in the level of nonperforming assets and charge-offs; (7) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (8) changes in consumer and business spending, borrowing and savings habits; (9) proposed changes to the calculation of the Company’s regulatory capital ratios, which are due to be implemented on January 1, 2013, and which, among other things, will require additional regulatory capital, phase out the Tier 1 capital treatment for trust preferred securities, change the framework for risk-weighting of assets and require accumulated other comprehensive income to be reflected in regulatory capital; and (10) the effect of and changes in the United States monetary and fiscal policies, including the interest rate policies, regulation of the money supply by the Federal Reserve Board, and adverse changes in the credit rating of U.S. government debt.

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

OVERVIEW

The Company’s consolidated assets on September 30, 2012 were $561,661,955, an increase of $8,756,438, or 1.58% from December 31, 2011, and an increase of $10,940,029, or 1.99% from September 30, 2011.  The most significant change in assets in both comparison periods was an increase in loans and a decrease in cash.  Demand for commercial loans increased since year-end and demand for 1-4 family residential loans has remained steady.  The Company has retained in the loan portfolio some 10 and 15 year fixed rate mortgages to help maintain the relative level of the 1-4 family loans in the overall portfolio, while continuing to sell 30 year mortgage loans in the secondary market to manage interest rate risk.  Cash decreased $13,940,583 from year-end and $38,239,112 year over year.  Cash was used to purchase available-for-sale securities during the later part of 2011 and continuing into the first quarter of 2012, increasing the portfolio by $15,475,543 year over year.  As loan demand increased in 2012, cash was used to fund loans, which increased $20,422,606 from year end and $18,134,539 from September 30, 2011.  This resulted in a decrease of $19,090,099 in securities available-for-sale from year-end to September 30, 2012.  Deposits at September 30, 2012 were $457,101,572, an increase of $5,938,237, or 1.32% from September 30, 2011 and an increase of $2,708,263, or 0.6% from December 31, 2011.  Although there was not a significant increase in total deposits, some changes within the mix are worth noting.  The decrease in NOW accounts of $7,147,030 from September 30, 2011 to September 30, 2012 is attributed to a decrease in an account with the Company’s affiliate, Community Financial Services Group (CFSG) in the amount of $10,569,228 which was partially offset by growth in core customer accounts of $2,427,057.  The cyclical fluctuations in the balances of municipal customer accounts contributed to the fluctuations in NOW and money market accounts, with a decrease in Government Agency accounts (NOW accounts) from December 31, 2011 to September 30, 2012 of $14,900,150, and an increase in the non arbitrage deposit accounts (money market accounts) of $9,888,181 from December 31, 2011 to September 30, 2012 and $9,556,445 from September 30, 2011 to September 30, 2012.    While an increase is noted in core money market and savings accounts, management believes, to a certain extent that this increase may be related to the $8,474,421 or 6.2% decrease in time deposits year over year as customers shift funds from maturing time deposits to non-maturing deposit accounts due to the low interest rate environment.

Net income for the third quarter of 2012 was $1,267,351 or $0.26 per common share compared to $820,624 or $0.17 per common share for the third quarter of 2011.  Net interest income increased in the third quarter of 2012 compared to the third quarter of 2011, due to both an increase in interest income and a decrease in interest expense.  The increase in interest income is due to a combination of the growth of the balance sheet and a shift from lower earning assets to higher earning assets.  The lower interest expense was attributed to a combination of the decrease in other time deposits and long-term borrowings, as well as a decrease in rates paid on interest bearing deposits.  Non-interest income increased during the third quarter of 2012 compared to the third quarter 2011, due mostly to an increase in fee income from the sale of residential loans in the secondary market.  Normal operating expenses have remained fairly stable with increases in other expenses for the third quarter and year to date mostly attributed to the increase in the amortization of the Company’s investment in tax credit projects as further described in the results of operation section of this report.

On September 25, 2012, the Company's Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable on November 1, 2012 to shareholders of record on October 15, 2012.  The Company is focused on increasing the profitability of the balance sheet, improving expense efficiency, and prudently managing risk, particularly credit risk, in order to remain a well-capitalized bank in this challenging economic environment.

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

RESULTS OF OPERATIONS

The Company’s net income for the third quarter of 2012 was $1,267,351, representing an increase of $446,727 or 54.4% over net income of $820,624 for the third quarter of 2011. This resulted in earnings per common share of $0.26 for the third quarter of 2012 compared to $0.17 for the third quarter of 2011.  Net income for the first nine months of 2012 was $3,253,392 compared to $2,636,811 for the same period in 2011, representing an increase of $616,581 or 23.4%.  This resulted in earnings per common share for the nine months ended September 30, of $0.65 for 2012 and $0.54 for 2011.  Core earnings (net interest income) for the third quarter of 2012 increased $206,940 or 4.8%, compared to the third quarter of 2011, despite continued pressure on the net interest margin and spread in this persistently low interest rate environment.  Growth in the balance sheet combined with an effort to increase earning assets and decrease cash resulted in an increase in interest income of $100,917 or 1.8% compared to the same period last year.   Although total deposits increased $5,938,237 year over year, interest expense on deposits, the major component of total interest expense, decreased $97,712 or 10.1% between quarterly periods, partly attributable to a decrease in the rates paid on interest-bearing deposit accounts, as certificates of deposits matured and were renewed into products at lower rates.  Furthermore, it appears that some customers may be parking funds in more liquid, non maturing products such as savings or money market accounts while rates remain at historical lows.  These same trends affected net interest income for the first nine months of 2012, resulting in net interest income of $13,256,365, an increase of $434,682 or 3.4% over the first nine months of 2011.  The Company recorded a provision for loan losses of $249,999 for the third quarter of 2012 compared to $287,500 for the third quarter of 2011, a decrease of 13.0% and the provision for the nine months ended September 30, 2012 was $750,001 compared to $712,500 for the same period in 2011, an increase of 5.3%.

Non-interest income increased $415,769 or 37.3%, when compared to the third quarter of 2011.  Strong mortgage activity and commercial loan demand had a positive impact on non-interest income.  Fees related to the sales and servicing of loans sold on the secondary market were the major component of the increase in total non-interest income between the two quarters.  Point fees and premiums collected on sold mortgages were $322,637 for the third quarter of 2012 compared to $165,590 for the same period in 2011, an increase of 94.8%.  Also contributing to the increase in total non-interest income for the comparison period were gains of $99,676 on the sale of securities available-for-sale, as further discussed in the Changes in Financial Condition section of this report.  The increase in non-interest income for the nine months ended September 30, 2012 was $565,114 or 14.7% from the same period in 2011, with similar trends causing the variance.

Total non-interest expense increased $330,370 or 7.1% for the third quarter 2012 compared to the same quarter in 2011.  The most significant increase was the amortization of the Company’s investments in tax credit projects which was $295,317 for the third quarter of 2012 compared to $122,146 for the third quarter of 2011; an increase of $173,171, or 141.8%.  The amortization for the nine months ended September 30, 2012 was $885,951 compared to $366,440; an increase of $519,511 or 141.8% over the first nine months of 2011.  The tax credit investments provided tax benefits of $977,229 for the first nine months of 2012 compared to $400,554 for the first nine months of 2011.  During the quarter, the Company was able to reduce the accrual for the employee health insurance plan in the amount of $107,000 due to lower than expected claims.  Otherwise, operating expenses remained relatively stable compared to the same period last year.

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

For the quarter ended September 30,	2012	2011

Return on Average Assets	0.90%	0.58%
Return on Average Equity	11.85%	8.01%

For the nine months ended September 30,	2012	2011

Return on Average Assets	0.78%	0.64%
Return on Average Equity	10.35%	8.78%

The following table summarizes the earnings performance and certain balance sheet data of the Company for the 2012 and 2011 comparison periods.

SELECTED FINANCIAL DATA (Unaudited)

	September 30,	December 31,
	2012	2011
Balance Sheet Data

Net loans*	$405,081,157	$384,792,788
Total assets	561,661,955	552,905,517
Total deposits	457,101,572	454,393,309
Borrowed funds	16,850,000	18,010,000
Total liabilities	518,783,063	511,987,108
Total shareholders' equity	42,878,892	40,918,409
*includes loans held-for-sale

Statement of Income Data

Nine Months Ended September 30,	2012	2011

Total interest income	$17,004,840	$17,099,075
Less:
Total interest expense	3,748,475	4,277,392
Net interest income	13,256,365	12,821,683
Less:
Provision for loan losses	750,001	712,500

Non-interest income	4,418,226	3,853,112
Less:
Non-interest expense	13,821,168	12,988,826
Income before income taxes	3,103,422	2,973,469
Less:
Applicable income tax (benefit) expense	(149,970)	336,658

Net Income	$3,253,392	$2,636,811

Per Share Data

Earnings per common share	$0.65	$0.54
Dividends declared per common share	$0.42	$0.42
Book value per common shares outstanding	$8.42	$8.07
Weighted average number of common shares outstanding	4,759,383	4,662,261
Number of common shares outstanding, period end	4,796,998	4,704,676

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

The Company’s tax-exempt income is derived from its municipal investments, which comprised the entire held-to-maturity portfolio of $50,065,653 at September 30, 2012, and $36,898,097 at September 30, 2011.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the comparison periods of 2012 and 2011.

For the nine months ended September 30,	2012	2011

Net interest income as presented	$13,256,365	$12,821,683
Effect of tax-exempt income	367,345	392,612
Net interest income, tax equivalent	$13,623,710	$13,214,295

The following table presents average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the 2012 and 2011 comparison periods.

	For the Nine Months Ended September 30,
	2012			2011
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets

Loans (1)	$399,953,037	$15,786,521	5.27%	$390,948,990	$15,998,085	5.47%
Taxable investment securities	62,357,637	439,642	0.94%	26,217,030	229,612	1.17%
Tax-exempt investment securities	37,882,741	1,080,426	3.81%	35,628,634	1,154,741	4.33%
Sweep and interest earning accounts	6,184,367	3,434	0.07%	33,887,918	52,730	0.21%
Other investments (4)	4,482,770	62,162	1.85%	4,695,550	56,519	1.61%
Total	$510,860,552	$17,372,185	4.54%	$491,378,122	$17,491,687	4.76%

Interest-Bearing Liabilities

NOW	$105,668,556	$245,440	0.31%	$104,526,578	$347,805	0.44%
Money market accounts	78,214,169	577,481	0.99%	72,950,935	600,954	1.10%
Savings deposits	64,471,836	76,915	0.16%	60,237,153	85,090	0.19%
Time deposits	135,606,637	1,736,909	1.71%	142,288,283	2,085,747	1.96%
Federal funds purchased and
other borrowed funds	23,461,496	231,603	1.32%	19,460,549	266,422	1.83%
Repurchase agreements	24,690,402	100,249	0.54%	21,201,727	110,968	0.70%
Capital lease obligations	809,263	49,185	8.10%	816,188	49,713	8.12%
Junior subordinated debentures	12,887,000	730,693	7.57%	12,887,000	730,693	7.58%
Total	$445,809,359	$3,748,475	1.12%	$434,368,413	$4,277,392	1.32%

Net interest income		$13,623,710			$13,214,295
Net interest spread (2)			3.42%			3.44%
Net interest margin (3)			3.56%			3.60%

(1)
Included in gross loans are non-accrual loans with an average balance of $6,804,857 and $5,008,281 for the nine months ended September 30, 2012 and 2011, respectively.  Loans are stated before deduction of deferred loan costs (fees) and allowance for loan losses.

(2)	Net interest spread is the difference between the average yield on average earning assets and the average rate paid on average interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average earning assets.
(4)	Included in other investments is the Company’s FHLBB Stock with an average balance of $3,507,620 and a dividend payout rate of approximately 0.52% per quarter.

The average volume of earning assets for the first nine months of 2012 increased $19,482,430 or 4.0% compared to the same period of 2011, while the average yield decreased 22 basis points.  The average volume of loans increased $9,004,047 or 2.3%, while the average yield decreased 20 basis points.  Interest earned on the loan portfolio equaled 90.9% of total interest income for the first nine months of 2012 and 91.5% for the 2011 comparison period.  The average volume of sweep and interest earning accounts decreased $27,703,551 or 81.8%, as the Company shifted cash into higher yielding assets, primarily loans and investment securities.  The average volume of the taxable investment portfolio (classified as available-for-sale) increased $36,140,607 or 137.9% for the same period, while the average yield decreased 23 basis points.  The Company increased its taxable investment portfolio with U.S. government sponsored enterprise securities, as deposit funding increased in 2011, yet loan demand was weak.  The Company has now seen an increase in loan demand throughout 2012 allowing for the reallocation of funds into higher earning assets.  The average volume of the tax exempt investment portfolio (classified as held-to-maturity) increased $2,254,107 or 6.3% between periods, while the average tax equivalent yield decreased 52 basis points.  Interest earned on tax exempt investments (which is presented in the table on a tax equivalent basis) comprised 6.2% of total interest income for the first nine months of 2012 compared to 6.6% for the same period in 2011.

In comparison, the average volume of interest bearing liabilities for the first nine months of 2012 increased $11,440,946 or 2.6% over the 2011 comparison period, while the average rate paid on these liabilities decreased 20 basis points.  The average volume of NOW accounts increased $1,141,978 or 1.1% and money market funds increased $5,263,234 or 7.2% while the average rate paid decreased 13 basis points and 11 basis points, respectively.  The average volume carried in the Company’s money market product, an insured cash sweep account (ICS) offered through Promontory Interfinancial Network, increased $3,336,693 year over year from $8,975,493 in 2011 to $12,312,186 in 2012.  Although this product has brought in some new funds, most of the interest has come from the Company’s Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network customers looking for alternatives to placing their money in time deposit accounts that are not as liquid.  The average volume of time deposits decreased $6,681,646 or 4.7%, and the average rate paid on time deposits decreased 25 basis points.  The average volume of federal funds purchased and other borrowed funds increased $4,000,947 or 20.6% from an average volume of $19,460,549 for the nine months of 2011 to $23,461,496 for the same period in 2012, reflecting stronger loan demand in excess of deposit growth.

The prolonged low interest rate environment has resulted in continued pressure on the Company’s net interest spread and margin.  The Company’s earning assets are being replaced and repricing to lower interest rates, while the opportunity to reduce rates further on non-maturing interest-bearing deposits is more limited, given the already low rates paid on deposits.  During the first nine months of 2012, the average yield on interest earning assets decreased 22 basis points while the average rate paid on interest bearing liabilities decreased only 20 basis points compared to the average yields and rates for the same period last year.  Most of the decrease in interest expense during the first nine months of 2012 was attributable to the decrease in time deposits due to both volume and the rate paid on these deposits.  As long-term time deposits matured, they either repriced to lower rates or were not renewed.  The cumulative result of all these changes was a decrease of two basis points in the net interest spread and a decrease of three basis points in the net interest margin.

During the fourth quarter of 2012, the Company will begin to benefit from a scheduled rate adjustment on its $12,887,000 in principal amount of Junior Subordinated Debentures.  Effective December 15, 2012, the rate paid on the Company’s trust preferred securities, which mature on December 15, 2037, will convert from a fixed rate of 7.56% per year to a floating rate equal to the 3 month London Interbank Offered Rate (LIBOR) plus 2.85%. The current 3 month LIBOR is approximately 0.38%

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first nine months of 2012 and 2011 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense

	Variance	Variance
	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$(579,943)	$368,379	$(211,564)
Taxable investment securities	(106,235)	316,265	210,030
Tax-exempt investment securities	(147,317)	73,002	(74,315)
Sweep and interest earning accounts	(34,778)	(14,518)	(49,296)
Other investments	8,590	(2,947)	5,643
Total	$(859,683)	$740,181	$(119,502)

Average Interest-Bearing Liabilities
NOW	$(106,123)	$3,758	$(102,365)
Money market accounts	(66,776)	43,303	(23,473)
Savings deposits	(14,193)	6,018	(8,175)
Time deposits	(263,302)	(85,536)	(348,838)
Federal funds purchased and other borrowed funds	(89,582)	54,763	(34,819)
Repurchase agreements	(28,984)	18,265	(10,719)
Capital lease obligations	(108)	(420)	(528)
Total	$(569,068)	$40,151	$(528,917)

Changes in net interest income	$(290,615)	$700,030	$409,415

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income: The Company's non-interest income increased $415,769 or 37.3% to $1,530,217 for the third quarter of 2012 compared to the third quarter of 2011, while in the year-to-date comparison the increase was $565,114 or 14.7% to $4,418,226.  Income from sold loans of $418,593 during the third quarter was the major contributor to this increase.  Also contributing to the increase in non-interest income was an increase in documentation fees collected on both commercial and in-house residential loans, for a total increase of $70,612, or 63.7%.  During the quarter, the Company sold $12,750,000 in securities available-for-sale to support loan growth, which created realized gains of $99,676 compared to no securities gains during the third quarter in 2011.  Other income, a subtotal within total non-interest income, increased $36,450 in the third quarter or 27.8%, compared to the same quarter last year.  The fair value adjustment to the Company’s Supplemental Employee Retirement Plan (SERP) was a gain of $21,757 at the end of the third quarter of 2012, while the adjustment at the end of the third quarter of 2011 was a loss of $10,649, resulting in a net positive variance of $32,406 or 304.3% quarter over quarter. These same trends resulted in an increase in non-interest income for the nine months ended September 30, 2012 of $565,114 or 14.7%.

Non-interest Expense: The Company's non-interest expense was $4,553,023 compared to $4,252,653 for the third quarter of 2012 and 2011, respectively and $13,821,168 and $12,988,826 for the nine months ended September 30, 2012 and 2011, respectively, an increase of 7.06% for the quarter comparison and an increase of 6.41% for the year-to-date comparison.  Salaries, wages and employee benefits increased 0.3% and 1.9% for the quarter and nine months ended September 30, 2012, respectively when compared to the same periods in 2011.  While salaries and wages increased by 5.0% and 2.6% for the comparison periods, employee benefits decreased 12.1% and increased only 0.1% for the same periods.  The decrease in employee benefits was primarily due to a $107,000 accrual adjustment at quarter end to the employee health plan expense to reflect a lower than expected level of health benefit claims.    Occupancy expenses were $796,029 and $2,481,921 for the quarter and nine months ended September 30, 2012 respectively, compared to $767,948 and $2,360,165 for the same periods in 2011.  This increase is primarily a result of depreciation and service contracts related to significant bank-wide investments in new technology, including among others, digital imaging, requiring more sophisticated software which entails new service contracts.  FDIC insurance for the third quarter of 2012 was $92,343 compared to $84,199 for the same period in 2011 while the total for the nine months ended September 30, 2012 and 2011 was $301,925 and $344,810, respectively.  A new deposit insurance assessment rule based on assets rather than deposits that went into effect on April 1, 2011 initially resulted in lower premiums for the Company, however the combination of an increase in assets and an increase in the factor used to calculate the premiums resulted in the increase beginning in the second quarter of 2012.  The Company continues to benefit from the amortization of the core deposit intangible associated with the LyndonBank acquisition which was $85,217 and $255,652 for the quarter and nine months ended September 30, 2012 respectively, compared to $106,522 and $319,565 for the same periods in 2011.

Losses relating to various limited partnership investments for affordable housing in our market area constitute the largest portion of other expenses and account for the largest portion of the increase in non-interest expense.  These losses for the third quarter of 2012 and 2011 amounted to $295,317 and $122,147, respectively, representing an increase of $173,171 or 141.8%.  Losses for the first nine months of 2012 and 2011 amounted to $885,951 and $366,440, respectively, representing an increase of $519,511 or 141.8%.  These investments provide tax benefits, including tax credits, and are designed to provide an effective yield between 8% and 10%.  Losses relating to the Company’s New Market Tax Credit (NMTC) investment for the first nine months of 2012 were recorded as $29,754, with tax credits amounting to $84,521.  The Company amortizes these investments under the effective yield method.

APPLICABLE INCOME TAXES

The provision for income taxes decreased from a tax expense of $90,421 for the third quarter of 2011 to a tax expense of $3,534 for the third quarter of 2012, a decrease of $86,887 or 96.1%.  The provision for income taxes decreased from a tax expense of $336,658 for the first nine months of 2011 to a tax benefit of $149,970 for the first nine months of 2012, a decrease of $486,628 or 144.6%.  The change from expense to benefit is due primarily to the $576,675 increase in tax credits year over year.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	September 30, 2012		December 31, 2011		September 30, 2011
Assets
Loans (gross)*	$409,094,645	72.84%	$388,672,039	70.30%	$390,960,106	70.99%
Securities available-for-sale	47,008,818	8.37%	66,098,917	11.95%	31,533,275	5.73%
Securities held-to-maturity	50,065,653	8.91%	29,702,159	5.37%	36,898,097	6.70%
*includes loans held for sale

Liabilities

Time deposits	$128,986,931	22.97%	$137,461,352	24.86%	$140,283,376	25.47%
Savings deposits	66,204,831	11.79%	59,284,631	10.72%	61,763,381	11.21%
Demand deposits	68,580,510	12.21%	62,745,782	11.35%	60,683,698	11.02%
Now	109,271,808	19.46%	123,493,475	22.34%	116,418,838	21.14%
Money market accounts	84,057,492	14.97%	71,408,069	12.92%	72,014,042	13.08%
Federal funds purchased	4,840,000	0.86%	0	0.00%	0	0.00%
Long-term borrowings	12,010,000	2.14%	18,010,000	3.26%	18,010,000	3.27%

The Company's loan portfolio increased $20,422,606 or 5.2%, from December 31, 2011 to September 30, 2012, and increased $18,134,539 or 4.6%, from September 30, 2011 to September 30, 2012.  This increase is due in part to strong commercial loan growth during the first nine months of 2012 and to the Company’s decision to begin holding some 10-15 year fixed rate residential mortgages in-house, rather than selling them into the secondary market.  Securities available-for-sale decreased $19,090,099 or 28.9% from December 31, 2011 to September 30, 2012, and increased $15,475,543 or 49.1% year over year.  During 2011 and early in 2012, excess cash was invested in available-for-sale securities while loan demand was weak.  Subsequently, during the second and third quarters of 2012 as loan demand increased, securities available-for-sale were sold to help fund loan growth.  During the third quarter, the Company sold $12,750,000 in available-for-sale securities, resulting in gains of $99,676. Securities held-to-maturity increased $20,363,494 or 68.6% during the first nine months of 2012, and increased $13,167,556 or 35.7% year over year; 128.4% of the increase occurred during the third quarter of 2012, resulting in an increase of only 6.3% in the comparison of average balances of these securities quarter over quarter.

Total deposits increased $2,708,263 or 0.6% from December 31, 2011 to September 30, 2012 and increased $5,938,237 or 1.3% from September 30, 2011 to September 30, 2012.  Time deposits decreased $8,474,421 or 6.2% from December 31, 2011 to September 30, 2012 and $11,296,445 or 8.1% from September 30, 2011 to September 30, 2012.  Management believes this decrease in time deposits is partially attributable to the low rate environment as customers park their funds in non-maturing deposit accounts while searching for higher paying investments. Savings deposits increased $6,920,200 or 11.7% during the first nine months of 2012 and $4,441,450 or 7.2% year to year.  Demand deposits increased $5,834,728 or 9.3% during the first nine months of 2012, compared to an increase of $7,896,812 or 13.0% year to year.  NOW accounts reported a decrease during the first nine months of 2012 of $14,221,667 or 11.5% and a decrease of $7,147,030 or 6.1% year over year.  The decrease during the first nine months of 2012 was due to a decrease in government agency accounts in the amount of $14,900,150 while the decrease year over year was due in part to a decrease of $10,569,228 in the account held by the Company’s affiliate, CFSG, offset by an increase in core NOW accounts in the amount of $2,427,057.  Money market accounts increased $12,649,423 or 17.7% for the first nine months of 2012 and increased $12,043,450 or 16.7% year over year.  Contributing to the increases was the balances in the non arbitrage accounts with an increase of $9,888,181 during the first nine months of 2012 and $9,556,445 year over year.  These increases are related to the annual finance cycle of the municipal customers.  Repurchase agreements increased $6,430,862 or 29.7% from December 31, 2011 to September 30, 2012 and $3,985,353 or 16.5% from September 30, 2011 to September 30, 2012.  These increases are the result of new business customers relationships created from the increase in commercial loans during the comparison periods.  The decrease in federal funds purchased and other borrowed funds during both comparison periods was due to the maturity of a long-term borrowing of $6,000,000 and an increase in federal funds purchased overnight of $4,840,000.

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

Credit Risk - As a financial institution, one of the primary risks the Company manages is credit risk, the risk of loss stemming from borrowers’ failure to repay loans or inability to meet other contractual obligations.  The company’s Board of Directors prescribes policies for managing credit risk, including Loan, Appraisal and Environmental policies.  These policies are supplemented by comprehensive underwriting standards and procedures.  The Company maintains a Credit Administration department whose function includes credit analysis and monitoring of and reporting on the status of the loan portfolio, including delinquent and non-performing loan trends. The Company also monitors concentration of credit risk in a variety of areas, including portfolio mix, the level of loans to individual borrowers and their related interest, loans to industry segments, and the geographic distribution of commercial real estate loans. Loans are reviewed periodically by an independent loan review firm in order to assure accuracy of the Company's internal risk ratings and compliance with various internal policies and procedures and regulatory guidance.

The residential mortgage portfolio is the largest segment of the loan portfolio and as a result of the severity and depth of the recent recession and slow economic recovery it has recently seen the greatest degree of collection and foreclosure activity and losses. The Company however, has not experienced delinquencies and losses to the extent of national peers as the Company maintains a mortgage loan portfolio of traditional mortgage products and has not engaged in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. While real estate values have declined in the Company’s market area, the sound underwriting standards historically employed by the Company have mitigated the trends in defaults and property surrenders experienced elsewhere.  Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (PMI).  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  Junior lien home equity products make up 22% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%.  The residential mortgage portfolio has had satisfactory performance in light of the depth of the recent recession and the slow recovery.

Risk in the Company’s commercial and commercial real estate loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the U.S. Small Business Administration and USDA Rural Development. At September 30, 2012, the Company had $26,929,217 in guaranteed loans with guaranteed balances of 21,510,648, compared to $28,077,575 in guaranteed loans with guaranteed balances of $22,885,794 at December 31, 2011.

The Company’s strategy is to continue growing the commercial and commercial real estate portfolios. Consistent with management’s increased strategic focus on commercial lending, the Company has seen an overall increase in commercial and industrial loans as a percent of the total loan portfolio over the past year, despite the decrease during the third quarter of 2012 which was primarily attributable to the payoff of one commercial loan.  Achieving significant increases in commercial loans remains a challenge in light of the prolonged weakness of the economy and slow recovery.  Some growth has also been realized in the residential mortgage first lien portfolio during 2012 with the Company now holding rather than selling some of its 10 and 15 year fixed rate residential mortgage originations.

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	September 30, 2012		December 31, 2011
	Total Loans	% of Total	Total Loans	% of Total

Construction & land development	$13,458,200	3.29%	$12,588,715	3.24%
Secured by farm land	10,537,820	2.58%	10,223,277	2.63%
1 - 4 family residential - 1st lien	168,541,410	41.20%	159,535,958	41.05%
1 - 4 family residential - Jr lien	46,029,238	11.25%	45,886,967	11.80%
Commercial real estate	112,020,534	27.38%	109,457,376	28.16%
Loans to finance agricultural production	1,348,057	0.33%	1,282,339	0.33%
Commercial & industrial	46,136,582	11.28%	38,232,268	9.84%
Consumer	11,022,804	2.69%	11,465,139	2.95%
Total gross loans	409,094,645	100.00%	388,672,039	100.00%
Deduct:
Allowance for loan losses	4,115,230		3,886,502
Deferred loan costs	(101,742)		(7,251)
Loans held-for-sale	1,483,940		2,285,567
	5,497,428		6,164,818
Net loans	$403,597,217		$382,507,221

Allowance for loan losses and provisions - The Company maintains an allowance for loan losses (allowance) at a level that management believes is appropriate to absorb losses inherent in the loan portfolio (See Critical Accounting Policies). Although the Company, in establishing the allowance, considers the inherent losses in individual loans and pools of loans, the allowance is a general reserve available to absorb all credit losses in the loan portfolio.  No part of the allowance is segregated for, or allocated to, any particular loan or class.

When establishing the allowance each quarter the Company applies a combination of historical loss factors and qualitative factors to loan classes including residential first and junior lien mortgages, commercial real estate, commercial and industrial, and consumer loan portfolios. During the fourth quarter of 2011 the Company changed its allowance methodology by segmenting the classes of the residential real estate portfolio into first lien residential mortgages and junior lien residential mortgages, also known as home equity loans. The change was made to allow the Company to closely monitor and appropriately reserve for the risk inherent with home equity lending, given the modest repayment requirements, relaxed documentation, higher loan to value ratios characteristic of home equity lending, subordinate lien position, and recent decline of home property values. No changes in the Company’s policies or methodology pertaining to the general component for loan losses were made during the first nine months of 2012. The Company will shorten or lengthen its look back period for determining average portfolio historical loss rates as the economy either contracts or expands; during a period of economic contraction a shortening of the look back period may more conservatively reflect the current economic climate. The highest loss rates experienced for the look back period are applied to the various segments in establishing the allowance.

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

The adequacy of the allowance is reviewed quarterly by the risk management committee of the Board of Directors and then presented to the full Board of Directors for approval.

The following table summarizes the Company's loan loss experience for the nine months ended September 30,

	2012	2011

Loans outstanding, end of period	$409,094,645	$390,960,106
Average loans outstanding during period	$399,953,037	$390,948,990
Non-accruing loans, end of period	$4,708,519	$7,134,803
Non-accruing loans, net of government guarantees	$3,118,286	$5,118,917

Allowance, beginning of period	$3,886,502	$3,727,935
Loans charged off:
Residential real estate - 1st lien	(239,600)	(465,562)
Residential real estate - Jr lien	(69,734)	(96,962)
Commercial real estate	(57,878)	(21,679)
Commercial & industrial loans	(159,309)	(22,050)
Consumer loans	(69,437)	(74,677)
Total loans charged off	(595,958)	(680,930)
Recoveries:
Residential real estate - 1st lien	3,248	27,955
Residential real estate - Jr lien	1,479	0
Commercial real estate	25,450	6,422
Commercial & industrial loans	20,498	12,665
Consumer loans	24,010	29,293
Total recoveries	74,685	76,335
Net loans charged off	(521,273)	(604,595)
Provision charged to income	750,001	712,500
Allowance, end of period	$4,115,230	$3,835,840

Net charge offs to average loans outstanding	0.130%	0.155%
Provision charged to income as a percent of average loans	0.188%	0.182%
Allowance to average loans outstanding	1.029%	0.981%
Allowance to non-accruing loans	87.400%	53.762%
Allowance to non-accrual loans, net of government guarantees	131.971%	74.935%

Specific allocations to the allowance are made for certain impaired loans. Impaired loans are loans to a borrower that in aggregate are greater than $100,000 and that are in non-accrual status. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including interest and principal, according to the contractual terms of the loan agreement.  The Company will review all the facts and circumstances surrounding non-accrual loans and on a case-by-case basis may consider loans below the threshold as impaired when such treatment is material to the financial statements.  See Note 5 to the accompanying unaudited interim consolidated financial statements for information on the recorded investment in impaired loans and their related allocations.

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

The Company began experiencing increasing delinquencies and collection activity in 2008 when the most recent recession began. The slow recovery has resulted in prolonged work through of some of these delinquencies and problem loans. The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure. During the same period the Company experienced increasing trends in the levels of non-performing loans and criticized and classified assets, which is consistent with the length and depth of the economic recession and the current slow recovery. During 2009 the Company had carried the maximum qualitative factor adjustment for weak economic conditions and is now slowly decreasing that factor as the recovery progresses. With the economic recovery continuing, the levels of both Group B (Management Involved) and Group C (Unacceptable Risk) loans (as defined in Note 5 to the Company’s unaudited interim consolidated financial statements) have shown gradual improvement and thus the factors for trends in delinquency and non-accrual loans and criticized and classified have also been gradually decreased. Alternatively, qualitative factors have been increased to account for growth in the loan portfolio.

The Company’s non-performing assets decreased $2,347,132 or 25.3% during the first nine months of 2012. The improvement in non-performing loans is principally due to resolution of loans through foreclosure actions and collateral liquidations. Claims receivable on related government guarantees were $467,145 at September 30, 2012.

Non-performing assets for the comparison periods were as follows:

	September 30, 2012		December 31, 2011
		Percent		Percent
	Balance	of Total	Balance	of Total

Loans past due 90 days or more and still accruing:
Commercial & industrial loans	$75,042	1.08%	$59,618	0.64%
Commercial real estate	53,936	0.78%	98,554	1.06%
Residential real estate - 1st lien	825,843	11.91%	969,078	10.44%
Residential real estate – Jr lien	109,222	1.58%	111,061	1.20%
Consumer	9,236	0.13%	1,498	0.02%
Total	1,073,279	15.48%	1,239,809	13.36%

Non-accrual loans:
Commercial & industrial loans	613,817	8.85%	1,066,945	11.50%
Commercial real estate	2,321,320	33.49%	3,714,146	40.03%
Residential real estate - 1st lien	1,441,659	20.80%	2,703,920	29.14%
Residential real estate - Jr lien	326,882	4.72%	464,308	5.00%
Consumer	4,841	0.07%	0	0.00%
Total	4,708,519	67.93%	7,949,319	85.67%

Other real estate owned	1,150,198	16.59%	90,000	0.97%

Total Non-Performing Assets	$6,931,996	100.00%	$9,279,128	100.00%

Non-Performing Assets, net of government guarantees	$5,341,762		$7,263,242

The Company is not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

As of September 30, 2012 and December 31, 2011, the OREO portfolio totaled $1,150,198 and $90,000 respectively.  The Company’s OREO portfolio at September 30, 2012 consisted of six properties acquired through the normal foreclosure process.  Five residential properties and one commercial property were added to OREO during the first nine months of 2012, with one of the residential properties being sold during the third quarter..

The Company made provisions to the allowance of $750,001 during the first nine months of 2012, comparable to the level of the provision made during the same periods over the last two years and sufficient, in management’s view, to cover charge offs, net of recoveries of $521,273 during the first nine months of 2012, and to provide for growth in the loan portfolio. Net loan losses began increasing in 2007 and 2008 as a result of the recession and, given the increasing trend, the depth of the recession and the long and shallow recovery, management increased its provision for loan losses to $1.0 million for 2011 and just under $1.1 million for 2010, compared to $625,004 for 2009. Management believes that the level of the provision for loan losses for the first nine months of 2012 and prior recent periods is directionally consistent with the trends and risk in the loan portfolio and with the growth of the loan portfolio. Management will continue to monitor the activity of non-performing loans, carefully assess the reserve requirements and adjust the provision in future periods as circumstances warrant. The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans, and management continues to monitor the loan portfolio closely.

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

The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk were as follows:

	-Contract or Notional Amount-
	September 30, 2012	December 31, 2011

Unused portions of home equity lines of credit	$21,311,983	$20,161,629
Other commitments to extend credit	50,848,805	38,106,476
Residential construction lines of credit	1,753,666	588,290
Commercial real estate and other construction lines of credit	1,957,618	2,126,558
Standby letters of credit and commercial letters of credit	1,581,155	1,954,885
Recourse on sale of credit card portfolio	352,000	398,200
MPF credit enhancement obligation, net of liability recorded	997,911	1,979,684

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

Currently, the Company is not offering competitive rates to attract or retain “rate chasers”.  The Company however, recognizes that, at times, when loan demand exceeds deposit growth it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits purchased through the CDARS provide an alternative funding source when needed.  Such deposits are generally considered a form of brokered deposits.  The Company had $2,061,461 and $0 in one-way funds on September 30, 2012 and December 31, 2011, respectively.  In addition, two-way CDARS deposits allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members.  At September 30, 2012, the Company reported $1,021,906 in CDARS deposits representing exchanged deposits with other CDARS participating banks compared to $1,121,632 at December 31, 2011.  The balance in ICS deposits was $11,010,252 at September 30, 2012, compared to $10,872,204 at December 31, 2011.

The Company has a Borrower-in-Custody arrangement with the Federal Reserve Bank of Boston (FRBB) secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available line of $70,635,875 and $69,222,549, respectively at September 30, 2012 and December 31, 2011.  Credit advances in the FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 75 basis points.  At September 30, 2012 and December 31, 2011, the Company had no outstanding advances against this line.

The Company has an unsecured IDEAL Way line with the FHLBB with an available balance of $500,000 at September 30, 2012 and December 31, 2011.  Interest is determined daily and is approximately 25 basis points higher than the rate paid on federal funds sold.  In addition, at September 30, 2012 and December 31, 2011, additional borrowing capacity of $69,862,201 and $77,902,569, respectively, was available through the FHLBB secured by the Company's qualifying loan portfolio (generally residential mortgages).  Under a separate agreement, the Company has the authority to collateralize public unit deposits up to its available FHLBB borrowing capacity with letters of credit issued by the FHLBB.  The Company offers a Government Agency Account to the municipalities collateralized with these FHLBB letters of credit.  At September 30, 2012 and December 31, 2011, approximately $22,350,000 and $15,950,000, respectively, of qualifying residential real estate loans were pledged as collateral to the FHLBB for these collateralized governmental unit deposits.  Early in 2012, a $6,000,000 long-term advance matured and was replaced with lower cost overnight borrowings.  As of September 30, 2012, the balance of overnight borrowings was $4,840,000, compared to a zero balance on both September 30, 2011 and December 31, 2011.  The Company utilized this low cost funding source as loan demand outpaced the modest growth in deposits.

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	September 30,	December 31,	September 30,
	2012	2011	2011
Long-Term Advances
FHLBB Community Investment Program borrowing, 7.67% fixed
rate, due November 16, 2012	$10,000	$10,000	$10,000
FHLBB term borrowing, 1.00% fixed rate, due January 27, 2012	0	6,000,000	6,000,000
FHLBB term borrowing, 1.71% fixed rate, due January 28, 2013	6,000,000	6,000,000	6,000,000
FHLBB term borrowing, 2.72% fixed rate, due January 27, 2015	6,000,000	6,000,000	6,000,000
	12,010,000	18,010,000	18,010,000

Overnight Borrowings
Federal funds purchased (FHLBB), 0.3125%	4,840,000	0	0

Total Borrowings	$16,850,000	$18,010,000	$18,010,000

The following table illustrates the changes in shareholders' equity from December 31, 2011 to September 30, 2012:

Balance at December 31, 2011 (book value $8.13 per common share)	$40,918,409
Net income	3,253,392
Issuance of stock through the Dividend Reinvestment Plan	673,194
Dividends declared on common stock	(1,995,617)
Dividends declared on preferred stock	(140,625)
Change in unrealized gain on available-for-sale securities, net of tax	170,139
Balance at September 30, 2012 (book value $8.42 per common share)	$42,878,892

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  The Company’s Series A preferred stock ($2.5 million liquidation preference) is includable without limitation in its Tier 1 capital.  In accordance with changes in the regulatory requirements for calculating capital ratios, beginning with the quarter ended March 31, 2011, the Company deducts the amount of goodwill, net of deferred tax liability ($2,061,772 at September 30, 2012 and December 31, 2011), for purposes of calculating the amount of trust preferred junior subordinated debentures includable in Tier 1 capital.  Management believes, as of September 30, 2012, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2012 the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded applicable consolidated regulatory capital guidelines.

The regulatory capital ratios of the Company and its subsidiary as of September 30, 2012 and December 31, 2011 exceeded regulatory guidelines and are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012:			(Dollars in Thousands)
Total capital (to risk-weighted assets)
Company	$48,554	12.97%	$29,946	8.00%	N/A	N/A
Bank	$48,504	12.97%	$29,916	8.00%	$37,394	10.00%

Tier I capital (to risk-weighted assets)
Company	$42,625	11.39%	$14,972	4.00%	N/A	N/A
Bank	$44,351	11.86%	$14,958	4.00%	$22,437	6.00%

Tier I capital (to average assets)
Company	$42,625	7.75%	$22,007	4.00%	N/A	N/A
Bank	$44,351	8.08%	$21,968	4.00%	$27,460	5.00%

As of December 31, 2011:
Total capital (to risk-weighted assets)
Company	$46,351	12.50%	$29,660	8.00%	N/A	N/A
Bank	$45,772	12.37%	$29,596	8.00%	$36,995	10.00%

Tier I capital (to risk-weighted assets)
Company	$39,980	10.78%	$14,830	4.00%	N/A	N/A
Bank	$41,830	11.31%	$14,798	4.00%	$22,197	6.00%

Tier I capital (to average assets)
Company	$39,980	7.28%	$21,965	4.00%	N/A	N/A
Bank	$41,830	7.63%	$21,935	4.00%	$27,419	5.00%

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

In June 2012, the Federal Reserve Board proposed new rules implementing the Basel III capital standards, which if adopted as proposed would significantly revise the regulatory capital standards for U.S. financial institutions, including community banks.  Among other things, the proposed rules would revise the definition of various regulatory capital components and related calculation methods, add a new regulatory capital component (common equity tier 1 capital), increase the minimum required tier 1 capital, implement a new capital conservation buffer and restrict dividends and certain discretionary bonus payments when the buffer is not maintained.  The revisions most troubling to the Company are the changes to risk-weighting of assets, the inclusion of unrealized gains and losses on available-for-sale securities in regulatory capital and the exclusion of trust preferred securities from regulatory capital accomplished over a 10 year phase out period.  Management is evaluating the potential impact of the proposed capital rules on the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of September 30, 2012, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of September 30, 2012 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as to purchases of the Company’s common stock during the quarter ended September 30, 2012, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

For the period:	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period

July 1 - July 31	0	$0.00	N/A	N/A
August 1 - August 31	2,328	10.35	N/A	N/A
September 1 - September 30	2,872	10.65	N/A	N/A
Total	5,200	$10.52	N/A	N/A

(1)  All 5,200 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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

Exhibit 101--
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the third quarters and nine months ended September 30, 2012 and 2011, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes, tagged as detail tagging.*  **

__________
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

COMMUNITY BANCORP.

DATED: November 14, 2012	By:	/s/ Stephen P. Marsh
Stephen P. Marsh, Chairman, President
& Chief Executive Officer

DATED: November 14, 2012	By:	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)