Form 10-K
period 2012-12-31
COMMUNITY BANCORP /VT
filed 2013-03-28
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of June 30, 2012 the aggregate market value of the voting stock held by non-affiliates of the registrant was $43,111,072, based on a per share trade price on June 26, 2012 of $10.07, as reported on the OTC Link® system maintained by the OTC Markets Group Inc. For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant. However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 4,810,735 shares outstanding of the issuer's class of common stock as of the close of business on March 14, 2013.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2012 are incorporated by reference to Part I of this Report.
Portions of the Annual Report to Shareholders for the year ended December 31, 2012 are incorporated by reference to Part II of this report.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2013 are incorporated by reference to Part III of this report.

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

Community National Bank provides a broad range of retail banking services to the residents, businesses and municipalities in northeastern and central Vermont. These services include checking, savings and time deposit accounts, mortgage, consumer, municipal and commercial loans, safe deposit and night deposit services, ACH, wire transfer services, automatic teller machine (ATM) facilities, credit card services, 24 hour telephone banking, remote deposit and mobile and internet banking. Additionally, the Bank maintains cash machines at 10 third party business locations in the counties of Orleans, Washington, Caledonia and Franklin. The Company focuses on establishing and maintaining long-term relationships with customers and is committed to providing for the financial services needs of the communities it serves. In particular, the Company continues to emphasize its relationships with individual customers and small-to-medium-sized businesses. The Company actively evaluates the banking needs of its markets, including low- and moderate-income areas, and offers products that are responsive to the needs of its customer base. The markets served by the Company provide a mix of real estate, commercial and industrial, municipal and consumer lending opportunities, as well as a stable core deposit base. Additional information about our business, including the Company’s deposit-taking activities, lending activities and credit and risk management policies, is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report to Shareholders for 2012 filed as Exhibit 13 to this Report and is incorporated herein by reference.

In 2002, the Bank transferred its trust operations to a newly formed Vermont-chartered nondepository trust and investment management affiliate, Community Financial Services Group, LLC, based in Newport, Vermont ("CFSG"). The Bank's ownership interest in CFSG is held indirectly, through Community Financial Services Partners, LLC, a Vermont limited liability company (“Partners"), which owns 100% of the limited liability company equity interests of CFSG. Immediately following transfer of its trust operations to CFSG, the Bank sold a two-thirds interest in Partners, equally to the National Bank of Middlebury, headquartered in Middlebury, Vermont and Guaranty Bancorp Inc., the bank holding company parent of Woodsville Guaranty Savings Bank, headquartered in Woodsville, New Hampshire. CFSG offers fiduciary services throughout the market areas of the three owner financial institutions.

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

The Bank competes in all aspects of its business with other banks and credit unions in northern and central Vermont, including three of the largest banks in the state, which maintain branch offices throughout the Bank's service area. Historically, competition in Orleans and Essex Counties has come primarily from two of the largest banks in the state, People’s United Bank, FSB based in Bridgeport, Connecticut and TD Bank, N.A., a subsidiary of Toronto Dominion (based in Toronto, Ontario), based in Portland, Maine and Cherry Hill, New Jersey. People’s United Bank (formerly Chittenden Bank) maintains a branch office in Newport, and TD Bank, N.A. maintains branch offices in Barton, Orleans, and St. Johnsbury. The Bank also competes in Orleans County with one local bank, Passumpsic Savings Bank, based in St. Johnsbury with a branch in Newport, and with two local credit unions, Orlex Credit Union, based in Newport and North Country Federal Credit Union, based in South Burlington. The Bank's primary competitors in Caledonia County are Passumpsic Savings Bank, Union Bank based in Morrisville, TD Bank, N.A., Northern Lights Federal Credit Union, based in St. Johnsbury, Vermont State Employees Credit Union, based in Montpelier, Burlington-based Merchants Bank, the largest Vermont-based bank, and North Country Federal Credit Union. In Washington County, the Bank competes with Merchants Bank, People’s United Bank and TD Bank, N.A, as well as Northfield Savings Bank, based in Northfield, Key Bank, based in Ohio, Citizens Bank Vermont, based in Rhode Island, Vermont State Employees Credit Union, North Country Federal Credit Union, and Granite Hills Credit Union, based in Barre. In Franklin County, the Bank competes with Peoples Trust Company, based in St. Albans, TD Bank, N.A., People’s United Bank, Citizens Bank Vermont, Key Bank, Merchants Bank, and Union Bank. In Lamoille County the Bank’s competitors are Union Bank, TD Bank, People’s United Bank and Merchants Bank.

Changes in the regulatory framework of the banking industry during the past decade have broadened the competition for commercial bank products, such as deposits and loans, to include not only traditional rivals such as the mutual savings banks, stock savings banks, and credit unions, but also many non-traditional rivals such as insurance companies, brokerage firms, mutual funds and consumer and commercial finance and leasing companies. In addition, many out-of-market nationwide banks, nonbank lenders and other financial service firms operate in the Company’s market areas through mass marketing solicitations by mail, radio, television, the internet and email. At the same time, technological changes have facilitated remote delivery of financial services by bank and nonbank competitors outside the context of a traditional branch bank network, thereby intensifying competition from out-of-market firms.

Competition from the tax-exempt credit union industry has also intensified in recent years. Three of the Bank’s credit union competitors, including the largest state-chartered Vermont credit union, Vermont State Employees Credit Union, have converted in recent years from an employment based common bond to a community common bond, thereby significantly increasing their fields of membership in the Bank’s market areas. Similarly, another of the Bank's credit union competitors, which previously had an employment based common bond, merged in 2009 into a much larger credit union which has a community common bond. At the same time, regulatory changes in the credit union industry, including passage in 2005 of a comprehensive Vermont credit union modernization statute, have steadily increased the financial services and products that credit unions are authorized to offer, such as small business lending and products for non-profit organizations. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, they have a significant pricing advantage over commercial banks for their deposit and loan products. This pricing advantage, coupled with the relaxing of membership and product restrictions, has resulted in increased competition for the Bank from this tax exempt sector of the financial services industry.

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

Employees

As of December 31, 2012, the Company did not have any employees at the holding company level. However, as of such date, the Bank employed 130 full-time employees and 24 part-time employees. Management of the Bank considers its employee relations to be good.

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

The Company’s earnings are affected by general economic conditions, management policies, changes in state and federal laws and regulations and actions of various regulatory authorities, including those referred to below. Banking is a highly regulated business and proposals to change the laws and regulations to which the Company and the Bank are subject are frequently introduced at both the federal and state levels. The likelihood and timing of any such changes and the impact such changes may have on the Company and the Bank is impossible to predict with any certainty.

The following summary does not purport to be complete and is qualified by reference to the particular statutes and regulations.

Dodd–Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) represents a comprehensive revision and restructuring of many aspects of financial services industry regulation and impacts practically all aspects of a banking organization. Implementation of the Dodd-Frank Act continued throughout 2012, including through various agency rulemakings. Many of the provisions of the Dodd-Frank Act are designed to reduce systemic risk from large, complex “systemically significant” financial institutions, and thus do not apply to a smaller banking organization such as the Company. Nevertheless, certain of its provisions do directly apply to the Company and others will indirectly impact its operations, as the Dodd-Frank Act continues to reshape the financial services environment. Among other things, the Act:

●
Granted new powers to the Federal Reserve to monitor the systemic safety of the financial system and to take proactive steps to reduce or eliminate threats, including imposing strict controls on large, systemically significant bank and non-bank financial holding companies;

●
Established a new independent agency, the Consumer Financial Protection Bureau (“CFPB”), with centralized responsibility for implementing and (with respect to large organizations) enforcing and examining compliance with federal consumer financial laws. Although the CFPB does not have enforcement or examination authority over smaller banking organizations such as the Company, its regulatory standards and mandates will ultimately affect all financial service providers;

●
Applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, savings and loan holding companies and systemically important non-bank financial companies on a consolidated basis. These changes prohibit the use of additional trust preferred securities as Tier 1 capital, but the Company’s existing trust preferred securities are grandfathered;

●
Requires debit card interchange transaction fees charged by large financial institutions to be reasonable and proportional to the cost incurred by the issuer for the transaction. The Federal Reserve adopted regulations during 2011 establishing such fee standards, eliminating exclusivity arrangements between issuers and networks for debit card transactions and limiting restrictions on merchant discounting for use of certain payment forms and minimum or maximum amount thresholds as a condition for acceptance of credit cards. Although smaller institutions such as the Company are not subject to the interchange fee restrictions, it is possible that, over time, competitive pricing pressures in the marketplace may operate to make the restrictions applicable to them by default;

●
Requires public companies to periodically seek “say on executive pay” and “say on frequency” votes of shareholders, and in some circumstances, a “say on golden parachute” vote of shareholders. As a smaller reporting company, these vote requirements first become applicable for the Company’s 2013 annual meeting of shareholders;

●	Allows depository institutions to pay interest on demand deposits effective July 21, 2011;

●	Established by statute the Federal Reserve’s “source of strength” doctrine mandating holding company financial support of subsidiary insured depository institutions;

●	Eliminated state restrictions on de novo interstate branching;

●
Established new requirements related to mortgage lending, including prohibitions against payment of steering incentives and provisions relating to underwriting standards, disclosures, appraisals and escrows. Many of these provisions have been implemented through CFPB rulemakings;

●
Weakened federal preemption standards for national banks and federal savings associations and their operating subsidiaries by granting states greater authority to enforce consumer protection laws against them;

●
Provided permanent relief for smaller reporting companies, such as the Company, from the requirements of Section 404 of the Sarbanes-Oxley Act for auditor attestation of management’s assessment of internal controls and their effectiveness;

●	Requires a bank holding company to be well capitalized and well managed to receive regulatory approval of an interstate bank acquisition; and

●
Permanently increases the FDIC’s standard maximum deposit insurance amount to $250,000, changes the FDIC insurance assessment base to assets rather than deposits and increases the reserve ratio for the deposit insurance fund to ensure the future strength of the fund. A temporary extension of unlimited deposit insurance on non-interest bearing transaction accounts expired on December 31, 2012.

While significant elements of the Dodd-Frank Act have been implemented through agency rulemakings, additional rulemakings and further studies are required for implementation of other provisions of the Act. The Company will continue to monitor the impact of implementation of this significant legislation.

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

Community Bancorp. and its wholly-owned subsidiary, Community National Bank, as well as its non-subsidiary affiliates, Partners and CFSG, are all considered "affiliates" of each other for the purposes of Section 18(j) of the Federal Deposit Insurance Act (“FDIA”), as amended, and Sections 23A and 23B of the Federal Reserve Act, as amended. In particular, section 23A limits loans or other extensions of credit to, asset purchases with and investments in affiliates of the Bank to 10% of the Bank’s capital and surplus. In addition, such loans and extensions of credit and certain other transactions must be collateralized in specified amounts. Section 23B requires, among other things, that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving non-affiliated persons. Further, the Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

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

As of December 31, 2012, the Company had consolidated regulatory capital at the level required to be considered well capitalized. As of such date, the Company had a total consolidated capital to risk-weighted assets ratio of 12.57%, a Tier 1 capital to risk-weighted assets ratio of 10.80%, and a leverage ratio of 7.27%.

As noted above, the Dodd-Frank Act requires the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions, as in effect on the enactment date of the Act. After a three year phase-in period which begins January 1, 2013, existing trust preferred securities for holding companies with consolidated assets greater than $15 billion and all new issuances of trust preferred securities are removed as a permitted component of a holding company’s Tier 1 capital. Trust preferred securities outstanding as of May 19, 2010 that were issued by bank holding companies with total consolidated assets of less than $15 billion, such as the Company, will continue to count as Tier 1 capital. However, as a result of the Dodd-Frank Act, in the future the Company will not be able to raise additional Tier 1 capital through the issuance of new trust preferred securities.

Basel III. In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”), an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations. In June 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms for United States banking institutions, including community banks. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. One of the rule proposals addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios, while another of the proposals addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing risk weighting approach with a more risk-sensitive approach. Among other things, the proposed rules would revise the definition of various regulatory capital components and related calculation methods, add a new regulatory capital component (common equity tier 1 capital), increase the minimum required tier 1 capital, implement a new capital conservation buffer and restrictions on dividends and certain discretionary bonus payments when the buffer is not maintained. The revisions most troubling to the Company are the changes to risk-weighting of assets, the inclusion of unrealized gains and losses on available-for-sale securities in regulatory capital and the exclusion of trust preferred securities from regulatory capital accomplished over a 10 year phase out period. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules would be phased in from January 1, 2013 through January 1, 2019. However, due to the volume of public comments received, the Federal Reserve delayed the proposed January 1, 2013 effective date as it continues to study the potential effects of the proposed changes. In March 2013, the Basel Committee announced that it will examine whether the Basel III capital rules should be simplified in light of the criticism that they are too complex to be effective. Management is evaluating the potential impact of the proposed Basel III capital standards on the Company and the Bank and will continue to monitor related regulatory action on the rules. However, the ultimate effects will depend on the terms of the final regulations and cannot be predicted with certainty at this time. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

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

Since 2007 Section 404 of Sarbanes-Oxley has required management of the Company to undertake a periodic assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting. Management's report on internal control over financial reporting for 2012 is contained in Item 9A of this Report. The Company has incurred, and expects to continue to incur, costs in connection with its on-going compliance with Section 404.

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

SEC Regulatory Relief for Smaller Reporting Companies. In December 2007, the SEC adopted amendments to its disclosure and reporting rules to extend to more public companies the benefits of the simplified and less rigorous disclosure requirements previously applicable only to “small business issuers.” The amendments established a new category of “smaller reporting companies” with a public float of less than $75 million. The Company continues to qualify as a smaller reporting company as of its last measurement date (June 30, 2012). Under the amendments, smaller reporting companies are able to elect whether to comply with specified financial and nonfinancial disclosure requirements on an item by item basis. The amendments were effective February 4, 2008 and the Company has elected to avail itself of some of the relief provided in the amendments in connection with preparation of the Company’s annual meeting proxy statement and its periodic reports, including this annual report on Form 10-K.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorized interstate mergers and permitted a bank holding company to acquire banks in states other than its home state, without regard to the permissibility of such acquisitions under state law, but subject to certain state law requirements. As noted above, the Dodd-Frank Act effectively eliminated the remaining state law limitations on de novo interstate banking. Interstate branching generally heightens the competitive environment for financial services and, although it is difficult to predict with any certainty, it is likely that the trend toward increasing competition will continue in the future. As of December 31, 2012, the Company did not maintain any interstate branches.

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

As of December 31, 2012, Community National Bank was considered "well capitalized" under FDICIA’s regulatory capital requirements.

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

Deposit Insurance. The deposits of the Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessments system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change form time to time, at the discretion of the FDIC, subject to certain limits. On November 12, 2009, the FDIC adopted a rule requiring banks to prepay deposit insurance premiums through 2012 to replenish the depleted insurance fund. In addition, all FDIC insured depository institutions are required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

The Dodd-Frank Act changed the assessment formula for determining deposit insurance premiums and modified certain insurance coverage provisions of the FDIA. The FDIC’s implementing rules, which redefined the base for FDIC insurance assessments from the amount of insured deposits to “average consolidated total assets less average tangible equity,” became effective April 1, 2011. The Bank’s total FDIC insurance assessment for 2012 was $389,909.

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

As of December 31, 2012 the Company had $1,028,152 in CDARS deposits, all of which were exchanged deposits, and ICS deposits of $13,529,424. CDARS are considered brokered deposits for certain purposes under the Federal Deposit Insurance Act and FDIC regulations.

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

Management reviewed and reclassified the Company’s deposits during 2012 and 2011, to the extent permissible under Regulation D, resulting in a reduction in required reserves compared to reserve levels in prior years.

Federal Home Loan Bank System. Community National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to purchase and hold shares of capital stock in the applicable regional Federal Home Loan Bank (the Federal Home Loan Bank of Boston, in the case of Community National Bank), in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the Federal Home Loan Bank. Community National Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston (FHLBB) stock at December 31, 2012 of approximately $3.4 million. During 2009, the FHLBB experienced significant net operating losses, and as a result temporarily ceased paying dividends on its stock and instituted a moratorium on stock repurchases and redemptions. In 2011, the FHLBB resumed paying dividends, but at a more modest rate than previous years and in February 2012 it lifted the moratorium on stock redemptions. As a member, the Bank is subject to future capital calls by the FHLBB in order to maintain compliance with its capital plan.

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

The Barre office is a two-story, 8,000 square foot building located at 316 North Main Street. The Bank owns this building which houses a full-service branch, a two-lane drive-up window, including a drive-up ATM, as well as an inside lobby ATM. The branch also includes an office leased to CFSG and a Community Room that is made available as a public service to outside non-profit groups to be used for meetings and gatherings at no charge.

The Bank owns an office located on Broad Street in Lyndonville. The building is approximately 6,200 square feet. The first floor is used for customer services and the second floor has clerical offices and a meeting room. The building is primarily constructed of brick with a front exterior of polished red granite. A walk-up ATM is located in the front entry vestibule.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information on the trading market in, market price of, and dividends paid on, the Company's common stock is incorporated by reference to the section of the Annual Report to Shareholders for 2012 under the caption “Common Stock Performance by Quarter” immediately following the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed as Exhibit 13 to this report. The balance of the information required by item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective February 4, 2008).

During the fourth quarter ended December 31, 2012, there were no purchases of the Company’s common stock by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18):

ITEM 6.  SELECTED FINANCIAL DATA

Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective Feb. 4, 2008).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the section of the Annual Report to Shareholders for 2012 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," immediately following the “Notes to Consolidated Financial Statements”, filed as Exhibit 13 to this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to the subsection labeled "Risk Management" of Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report to Shareholders for 2012, filed as Exhibit 13 to this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry Dunn McNeil & Parker, LLC are incorporated herein by reference from the Annual Report to Shareholders for 2012, filed as Exhibit 13 to this report.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As of December 31, 2012, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of December 31, 2012 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As of December 31, 2012, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting. Management assessed the Company’s system of internal control over financial reporting as of December 31, 2012, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2012, its system of internal control over financial reporting met those criteria and is effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not Applicable

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2013.

Listing of the names, ages, principal occupations, business experience and specific qualifications of the incumbent directors and nominees under the caption "PROPOSAL I AND 2 - ELECTION OF DIRECTORS."

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

The Code of Ethics for Senior Financial Officers and the Principal Executive Officer is available on the Company's website at www.communitybancorpvt.com. The Code is also listed as Exhibit 14 to this report and incorporated by reference to a prior filing with the SEC. There were no waivers of any provision of the Code during 2012.

ITEM 11.  EXECUTIVE COMPENSATION

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2013:

Information regarding compensation of directors under the captions "PROPOSAL I AND 2 - ELECTION OF DIRECTORS - Directors' Fees and Other Compensation" and "-Directors' Deferred Compensation Plan."

Information regarding executive compensation and benefit plans under the caption "EXECUTIVE COMPENSATION."

Information regarding management interlocks and certain transactions under the caption "CORPORATE GOVERNANCE - Compensation Committee Interlocks and Insider Participation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2013:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION."

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2013:

Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -Transactions with Management."

Information regarding the independence of directors under the caption “CORPORATE GOVERNANCE – Director Independence.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2013 under the caption "PROPOSAL 5- RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

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

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

The Company's audited consolidated financial statements and notes thereto and the report of Berry Dunn McNeil & Parker, LLC thereon, are incorporated by reference to the Annual Report to Shareholders for the years ended December 31, 2012 and 2011, filed as Exhibit 13 to this report.

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

Exhibit 3(iii) - Amended and Restated By-laws of Community Bancorp. as amended and restated through March 12, 2013, filed as Exhibit 3.1 in the Company’s Form 8-K Report filed on March 14, 2013.

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

Exhibit 10(i) – Guarantee Agreement dated as of October 31, 2007 between Community Bancorp., as guarantor and Wilmington Trust Company, as guarantee trustee, filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on November 2, 2007.

Exhibit 10(ii)* - Amended and Restated Deferred Compensation Plan for Directors, filed as Exhibit 10.2 to the Company’s Form 8-K Report filed on December 15, 2008.

Exhibit 10(iii)* - Amended and Restated Supplemental Retirement Plan, filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on December 15, 2008.

Exhibit 10(iv)* - Amended and Restated Officer Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on February 14, 2011.

Exhibit 10(v)* - Description of the Directors Retirement Plan, filed as Exhibit 10(iv) to the Company's Form 10-K Report filed on March 30, 2005; plan terminated in 2005 with respect to future accruals, as disclosed in the Company's Form 8-K Report filed on December 19, 2005.

Exhibit 14 – Amended Code of Ethics for Senior Financial Officers and the Principal Executive Officer, filed as Exhibit 14 to the Company’s Form 8-K Report on July 12, 2010.

The following exhibits are filed as part of this report:**

Exhibit 13 - Portions of the Annual Report to Shareholders of Community Bancorp. for 2012, specifically incorporated by reference into this report.

Exhibit 21 - Subsidiaries of Community Bancorp.

Exhibit 23 - Consent of Berry Dunn McNeil & Parker, LLC

Exhibit 31(i) - Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(ii) - Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(i) - Certification from the Chief Executive Officer of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(ii) - Certification from the Chief Financial Officer of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101--The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income; (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2012 and 2011.***

*   Denotes compensatory plan or arrangement.
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

COMMUNITY BANCORP.

By:	/s/ Stephen P. Marsh	Date: March 28, 2013
Stephen P. Marsh, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stephen P. Marsh	Date: March 28, 2013
Stephen P. Marsh, President
and Chief Executive Officer

By:	/s/ Louise M. Bonvechio	Date: March 28, 2013
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)

By:	/s/ Candace A. Patenaude	Date: March 28, 2013
Candace A. Patenaude
(Principal Accounting Officer)

COMMUNITY BANCORP. DIRECTORS

/s/ Thomas E. Adams	Date: March 28, 2013
Thomas E. Adams

/s/ Charles W. Bucknam, Jr.	Date: March 28, 2013
Charles W. Buckman, Jr.

/s/ Aminta K. Conant	Date: March 28, 2013
Aminta K. Conant

/s/ Jacques R. Couture	Date: March 28, 2013
Jacques R. Couture

/s/ Elwood G. Duckless	Date: March 28, 2013
Elwood G. Duckless

/s/ Rosemary M. Lalime	Date: March 28, 2013
Rosemary M. Lalime

/s/ Stephen P. Marsh	Date: March 28, 2013
Stephen P. Marsh

/s/ Dorothy R. Mitchell	Date: March 28, 2013
Dorothy R. Mitchell

/s/ Anne T. Moore	Date: March 28, 2013
Anne T. Moore

/s/ Peter J. Murphy	Date: March 28, 2013
Peter J. Murphy

/s/ Frederic Oeschger	Date: March 28, 2013
Frederic Oeschger

/s/James G. Wheeler, Jr.	Date: March 28, 2013
James G. Wheeler, Jr.