Form 10-Q
period 2013-03-31
COMMUNITY BANCORP /VT
filed 2013-05-13
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

At May 03, 2013, there were 4,826,207 shares outstanding of the Corporation's common stock.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary
Consolidated Balance Sheets

	March 31	December 31	March 31
	2013	2012	2012
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$8,669,614	$11,273,575	$8,980,517
Federal funds sold and overnight deposits	32,556	18,608,265	4,000
Total cash and cash equivalents	8,702,170	29,881,840	8,984,517
Securities held-to-maturity (fair value $42,733,000 at 03/31/13
$42,291,000 at 12/31/12 and $34,168,000 at 03/31/12)	42,380,968	41,865,555	33,562,606
Securities available-for-sale	46,010,313	40,886,059	73,035,938
Restricted equity securities, at cost	3,632,850	4,021,350	4,021,350
Loans held-for-sale	1,347,961	1,501,706	1,583,520
Loans	417,469,135	416,375,448	396,245,846
Allowance for loan losses	(4,493,384)	(4,312,080)	(3,952,489)
Deferred net loan costs	206,969	169,501	54,355
Net loans	413,182,720	412,232,869	392,347,712
Bank premises and equipment, net	12,172,480	12,243,320	12,588,636
Accrued interest receivable	1,970,615	1,751,085	1,845,523
Bank owned life insurance	4,215,534	4,187,644	4,094,066
Core deposit intangible	1,295,301	1,363,476	1,619,128
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	879,705	1,074,705	220,493
Prepaid expense - Federal Deposit Insurance Corporation (FDIC)	681,490	775,595	1,030,123
Other assets	12,334,005	12,378,772	12,298,745
Total assets	$560,380,381	$575,738,245	$558,806,626

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$64,660,692	$72,956,097	$61,866,873
NOW	114,257,777	128,824,165	106,166,136
Money market funds	94,380,704	86,973,835	76,540,776
Savings	68,232,421	65,216,698	64,512,091
Time deposits, $100,000 and over	45,220,821	44,229,470	61,244,386
Other time deposits	77,509,684	77,296,594	83,662,887
Total deposits	464,262,099	475,496,859	453,993,149

Federal funds purchased and other borrowed funds	7,845,000	6,000,000	20,770,000
Repurchase agreements	28,623,952	34,149,608	24,769,637
Capital lease obligations	759,260	774,701	818,288
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	2,151,091	3,077,502	4,136,323
Total liabilities	516,528,402	532,385,670	517,374,397
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 10,000,000 shares authorized,
5,037,828 shares issued at 03/31/13, 5,023,026 shares issued
at 12/31/12, and 4,961,706 shares issued at 03/31/12	12,594,570	12,557,565	12,404,265
Additional paid-in capital	28,177,907	28,047,829	27,573,676
Retained earnings	3,046,163	2,698,200	1,407,844
Accumulated other comprehensive income	156,116	171,758	169,221
Less: treasury stock, at cost; 210,101 shares at 03/31/13,
12/31/12 and 03/31/12	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	43,851,979	43,352,575	41,432,229
Total liabilities and shareholders' equity	$560,380,381	$575,738,245	$558,806,626

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)

For The First Quarter Ended March 31,	2013	2012

Interest income
Interest and fees on loans	$5,207,889	$5,179,734
Interest on debt securities
Taxable	77,202	172,841
Tax-exempt	255,547	213,273
Dividends	15,079	20,732
Interest on federal funds sold and overnight deposits	6,332	3,316
Total interest income	5,562,049	5,589,896

Interest expense
Interest on deposits	773,770	903,291
Interest on federal funds purchased and other borrowed funds	23,265	91,169
Interest on repurchase agreements	36,019	32,903
Interest on junior subordinated debentures	101,743	243,564
Total interest expense	934,797	1,270,927

Net interest income	4,627,252	4,318,969
Provision for loan losses	206,250	250,003
Net interest income after provision for loan losses	4,421,002	4,068,966

Non-interest income
Service fees	558,950	566,616
Income from sold loans	387,591	387,211
Other income from loans	143,313	170,447
Other income	278,338	230,703
Total non-interest income	1,368,192	1,354,977

Non-interest expense
Salaries and wages	1,657,185	1,433,720
Employee benefits	609,289	593,607
Occupancy expenses, net	871,904	873,312
FDIC insurance	102,669	110,481
Amortization of core deposit intangible	68,175	85,218
Other expenses	1,280,068	1,453,594
Total non-interest expense	4,589,290	4,549,932

Income before income taxes	1,199,904	874,011
Income tax expense (benefit)	158,126	(90,838)
Net income	$1,041,778	$964,849

Earnings per common share	$0.21	$0.19
Weighted average number of common shares
used in computing earnings per share	4,816,588	4,735,857
Dividends declared per common share	$0.14	$0.14
Book value per share on common shares outstanding at March 31,	$8.57	$8.19

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

For The First Quarter Ended March 31,	2013	2012

Net income	$1,041,778	$964,849

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gain on available-for-sale
securities arising during the period	(23,700)	53,771
Reclassification adjustment for gains realized in income	0	0
Net change in unrealized (loss) gain	(23,700)	53,771
Tax effect	8,058	(18,281)
Other comprehensive (loss) income, net of tax	(15,642)	35,490
Total comprehensive income	$1,026,136	$1,000,339

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

For The First Quarter Ended March 31,	2013	2012

Cash Flows from Operating Activities:
Net income	$1,041,778	$964,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, bank premises and equipment	261,932	282,547
Provision for loan losses	206,250	250,003
Deferred income tax	(144,408)	(111,584)
Net gain on sale of loans	(219,954)	(280,817)
Gain on sale of OREO	(9,728)	0
Gain on Trust LLC	(63,594)	(33,687)
Amortization of bond premium, net	120,290	148,994
Proceeds from sales of loans held for sale	47,566,153	11,556,728
Originations of loans held for sale	(47,192,454)	(10,573,864)
Increase (decrease) in taxes payable	277,187	(289,172)
Increase in interest receivable	(219,530)	(144,923)
Amortization of FDIC insurance assessment	94,105	101,738
(Increase) decrease in mortgage servicing rights	(36,629)	28,024
Increase in other assets	(124,301)	(443,232)
Increase in cash surrender value of bank owned life insurance	(27,890)	(30,820)
Amortization of core deposit intangible	68,175	85,218
Amortization of limited partnerships	144,570	305,235
Decrease in unamortized loan fees	(37,468)	(47,104)
Decrease in interest payable	(9,891)	(12,132)
Decrease in accrued expenses	(446,324)	(96,540)
Increase in other liabilities	38,046	16,525
Net cash provided by operating activities	1,286,315	1,675,986

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	4,476,973	2,108,537
Purchases	(4,992,386)	(5,968,984)
Investments - available-for-sale
Maturities, calls, pay downs and sales	2,000,000	3,000,000
Purchases	(7,268,244)	(10,032,244)
Proceeds from redemption of restricted equity securities	388,500	287,200
Decrease in limited partnership contributions payable	(527,000)	0
Investments in limited partnerships	0	(213,830)
Increase in loans, net	(1,128,848)	(10,188,919)
Proceeds from sales of bank premises and equipment, net of capital expenditures	(191,092)	(155,958)
Proceeds from sales of OREO	204,728	0
Recoveries of loans charged off	10,215	15,036
Net cash used in investing activities	(7,027,154)	(21,149,162)

	2013	2012
Cash Flows from Financing Activities:
Net decrease in demand and NOW accounts	(22,861,793)	(18,206,248)
Net increase in money market and savings accounts	10,422,592	10,360,167
Net increase in time deposits	1,204,441	7,445,921
Net (decrease) increase in repurchase agreements	(5,525,656)	3,124,191
Net increase in short-term borrowings	7,845,000	8,760,000
Repayments on long-term borrowings	(6,000,000)	(6,000,000)
Decrease in capital lease obligations	(15,441)	(15,179)
Dividends paid on preferred stock	(20,313)	(46,875)
Dividends paid on common stock	(487,661)	(429,060)
Net cash (used in) provided by financing activities	(15,438,831)	4,992,917

Net decrease in cash and cash equivalents	(21,179,670)	(14,480,259)
Cash and cash equivalents:
Beginning	29,881,840	23,464,776
Ending	$8,702,170	$8,984,517

Supplemental Schedule of Cash Paid During the Period
Interest	$944,688	$1,283,059

Income taxes	$0	$300,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized (loss) gain on securities available-for-sale	$(23,700)	$53,771

Loans transferred to OREO	$0	$130,493

Investments in limited partnerships
Investments in limited partnerships	$0	$(213,830)
Decrease in limited partnership contributions payable	(527,000)	0
	$(527,000)	$(213,830)

Common Shares Dividends Paid
Dividends declared	$673,502	$661,881
Increase in dividends payable attributable to dividends declared	(18,758)	(10,584)
Dividends reinvested	(167,083)	(222,237)
	$487,661	$429,060

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation and Consolidation

The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for the fair presentation of the financial condition and results of operations of the Company contained herein have been made.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 contained in the Company's Annual Report on Form 10-K.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full annual period ending December 31, 2013, or for any other interim period.

Note 2.  Recent Accounting Developments

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities,” amending Topic 210.  The amendments require an entity to disclose both gross and net information about both instruments and transactions that are eligible for offset on the balance sheet and instruments and transactions that are subject to an agreement similar to a master netting arrangement.  This guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods, with retrospective disclosure for all comparative periods presented.  Adoption of ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 35): Testing Indefinite-Lived Intangible Assets for Impairment,” amending Topic 350. The guidance allows entities to first perform an optional qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired in order to determine whether the asset should be further evaluated under quantitative impairment testing. The guidance does not revise the requirement that indefinite-lived intangible assets be tested for impairment at least annually, or more frequently if circumstances warrant, although it does revise the examples of events and circumstances that an entity should consider during interim periods. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted.  Adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” This ASU improves the reporting of reclassifications out of accumulated other comprehensive income. The amendments in the ASU seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. This guidance is effective for reporting periods beginning after December 15, 2012, with early adoption permitted. Adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

Note 3.  Earnings per Common Share

Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period (retroactively adjusted for stock splits and stock dividends), including Dividend Reinvestment Plan shares issuable upon reinvestment of dividends declared, and reduced for shares held in treasury.

The following table illustrates the calculation for the periods ended March 31, as adjusted for the cash dividends declared on the preferred stock:

For the First Quarter Ended March 31,	2013	2012

Net income, as reported	$1,041,778	$964,849
Less: dividends to preferred shareholders (1)	20,313	46,875
Net income available to common shareholders	$1,021,465	$917,974
Weighted average number of common shares
used in calculating earnings per share	4,816,588	4,735,857
Earnings per common share	$0.21	$0.19

(1) Reflects a reduction in the dividend rate paid on the preferred stock, effective January 1, 2013, from a fixed rate of 7.50% to a quarterly adjustable rate of 3.25%.

Note 4.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

March 31, 2013
U.S. Government sponsored enterprise (GSE) debt securities	$38,706,702	$238,027	$25,471	$38,919,258
U.S. Government securities	7,067,072	24,401	418	7,091,055
	$45,773,774	$262,428	$25,889	$46,010,313

December 31, 2012
U.S. GSE debt securities	$33,552,376	$247,029	$13,936	$33,785,469
U.S. Government securities	7,073,445	28,217	1,072	7,100,590
	$40,625,821	$275,246	$15,008	$40,886,059

March 31, 2012
U.S. GSE debt securities	$65,701,558	$258,785	$59,195	$65,901,148
U.S. Government securities	7,035,625	21,730	6,625	7,050,730
U.S GSE preferred stock	42,360	41,700	0	84,060
	$72,779,543	$322,215	$65,820	$73,035,938

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

March 31, 2013
States and political subdivisions	$42,380,968	$352,032	$0	$42,733,000

December 31, 2012
States and political subdivisions	$41,865,555	$425,445	$0	$42,291,000

March 31, 2012
States and political subdivisions	$33,562,606	$605,394	$0	$34,168,000

The scheduled maturities of debt securities AFS were as follows:

	Amortized	Fair
	Cost	Value
March 31, 2013
Due in one year or less	$8,184,431	$8,205,591
Due from one to five years	35,339,343	35,565,694
Due from five to ten years	2,250,000	2,239,028
	$45,773,774	$46,010,313

December 31, 2012
Due in one year or less	$4,088,947	$4,104,324
Due from one to five years	36,536,874	36,781,735
	$40,625,821	$40,886,059

March 31, 2012
Due in one year or less	$7,020,449	$7,050,344
Due from one to five years	64,716,734	64,896,400
Due from five to ten years	1,000,000	1,005,134
	$72,737,183	$72,951,878

The scheduled maturities of debt securities HTM were as follows:

	Amortized	Fair
	Cost	Value*
March 31, 2013
Due in one year or less	$33,501,248	$33,501,000
Due from one to five years	3,641,743	3,730,000
Due from five to ten years	1,898,484	1,986,000
Due after ten years	3,339,493	3,516,000
	$42,380,968	$42,733,000

December 31, 2012
Due in one year or less	$32,741,241	$32,741,000
Due from one to five years	3,849,709	3,956,000
Due from five to ten years	1,916,266	2,023,000
Due after ten years	3,358,339	3,571,000
	$41,865,555	$42,291,000

March 31, 2012
Due in one year or less	$24,784,042	$24,784,000
Due from one to five years	4,236,531	4,388,000
Due from five to ten years	804,472	956,000
Due after ten years	3,737,561	4,040,000
	$33,562,606	$34,168,000

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

	Less than 12 months
	Fair	Unrealized
	Value	Loss
March 31, 2013
U.S. GSE debt securities	$11,398,359	$25,471
U.S. Government securities	2,051,016	418
	$13,449,375	$25,889

December 31, 2012
U.S. GSE debt securities	$8,715,492	$13,936
U.S. Government securities	1,052,639	1,072
	$9,768,131	$15,008

March 31, 2012
U.S. GSE debt securities	$23,532,511	$59,195
U.S. Government securities	3,008,279	6,625
	$26,540,790	$65,820

Debt securities in the table above consisted of 11 U.S. GSE debt securities and two U.S. Government securities at March 31, 2013, eight U.S. GSE debt securities and one U.S. Government security at December 31, 2012, and 17 U.S. GSE debt securities and three U.S. Government securities at March 31, 2012.  These unrealized losses were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

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

Note 5.  Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans follows:

	March 31, 2013	December 31, 2012	March 31, 2012

Commercial & industrial	$51,044,490	$49,283,948	$46,455,835
Commercial real estate	138,784,472	139,807,517	130,920,418
Residential real estate - 1st lien	173,379,244	171,114,515	164,105,983
Residential real estate - Jr lien	45,912,846	47,029,023	45,346,141
Consumer	9,696,044	10,642,151	11,000,989
	418,817,096	417,877,154	397,829,366
Deduct (add):
Allowance for loan losses	4,493,384	4,312,080	3,952,489
Deferred net loan costs	(206,969)	(169,501)	(54,355)
Loans held-for-sale	1,347,961	1,501,706	1,583,520
	5,634,376	5,644,285	5,481,654
Net Loans	$413,182,720	$412,232,869	$392,347,712

The following is an age analysis of past due loans (including non-accrual) by segment:

		90 Days	Total			Non-Accrual	90 Days or more
March 31, 2013	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$1,487,049	$303,881	$1,790,930	$49,253,560	$51,044,490	$558,874	$0
Commercial real estate	923,865	1,396,401	2,320,266	136,464,206	138,784,472	2,222,566	186,792
Residential real estate - 1st lien	3,085,496	719,177	3,804,673	168,226,610	172,031,283	1,769,150	164,472
Residential real estate - Jr lien	211,168	104,255	315,423	45,597,423	45,912,846	368,827	53,446
Consumer	93,842	0	93,842	9,602,202	9,696,044	0	0
Total	$5,801,420	$2,523,714	$8,325,134	$409,144,001	$417,469,135	$4,919,417	$404,710

		90 Days	Total			Non-Accrual	90 Days or more
December 31, 2012	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$782,937	$377,145	$1,160,082	$48,123,866	$49,283,948	$596,777	$0
Commercial real estate	785,890	888,179	1,674,069	138,133,448	139,807,517	1,892,195	53,937
Residential real estate - 1st lien	4,654,077	844,803	5,498,880	164,113,929	169,612,809	1,928,097	281,845
Residential real estate - Jr lien	379,363	57,128	436,491	46,592,532	47,029,023	338,383	41,434
Consumer	132,624	844	133,468	10,508,683	10,642,151	0	844
Total	$6,734,891	$2,168,099	$8,902,990	$407,472,458	$416,375,448	$4,755,452	$378,060

		90 Days	Total			Non-Accrual	90 Days or more
March 31, 2012	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$1,627,845	$487,359	$2,115,204	$44,340,631	$46,455,835	$1,047,690	$65,350
Commercial real estate	868,141	2,794,504	3,662,645	127,257,773	130,920,418	3,666,742	193,044
Residential real estate - 1st lien	3,048,858	2,369,143	5,418,001	157,104,462	162,522,463	2,604,285	928,443
Residential real estate - Jr lien	615,913	44,564	660,477	44,685,664	45,346,141	344,668	35,117
Consumer	148,813	0	148,813	10,852,176	11,000,989	0	0
Total	$6,309,570	$5,695,570	$12,005,140	$384,240,706	$396,245,846	$7,663,385	$1,221,954

For all loan segments, loans over 30 days are considered delinquent.

Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance. No changes in the Company’s policies or methodology pertaining to the allowance for loan losses were made during the first quarter of 2013.

Unsecured loans, primarily consumer loans, are charged off when they become uncollectible and no later 120 days past due. Unsecured loans to customers who subsequently file bankruptcy are charged off within 30 days of receipt of the notification of filing or by the end of the month in which the loans become 120 days past due, whichever occurs first. For secured loans, both residential and commercial, the potential loss on impaired loans is carried as a loan loss reserve specific allocation; the loss portion is charged off when collection of the full loan appears unlikely. The unsecured portion of a real estate loan is that portion of the loan exceeding the "fair value" of the collateral less the cost to sell. Value of the collateral is determined in accordance with the Company’s appraisal policy. The unsecured portion of an impaired real estate secured loan is charged off by the end of the month in which the loan becomes 180 days past due.

As described below, the allowance consists of general, specific and unallocated components. However, the entire allowance is available to absorb losses in the loan portfolio, regardless of specific, general and unallocated components considered in determining the amount of the allowance.

General component

The general component of the allowance for loan losses is based on historical loss experience, adjusted for qualitative factors and stratified by the following loan segments: commercial and industrial, commercial real estate, residential real estate first (“1st”) lien, residential real estate junior (“Jr”) lien and consumer loans. The Company does not disaggregate its portfolio segments further into classes. Loss ratios are calculated by loan segment for one year, two year and five year look back periods. The highest loss ratio among these look-back periods is then applied against the respective segment. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of commercial real estate loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available.

The qualitative factors are determined based on the various risk characteristics of each loan segment. The Company has policies, procedures and internal controls that management believes are commensurate with the risk profile of each of these segments. Major risk characteristics relevant to each portfolio segment are as follows:

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

Commercial Real Estate – Loans in this segment are principally made to businesses and are generally secured by either owner-occupied, or non-owner occupied commercial real estate. A relatively small portion of this segment includes farm loans secured by farm land and buildings. As with commercial and industrial loans, repayment of owner-occupied commercial real estate loans is expected from the cash flows of the business and the segment would be impacted by the same risk factors as commercial and industrial loans. The non-owner occupied commercial real estate portion includes both residential and commercial construction loans, vacant land and real estate development loans, multi-family dwelling loans and commercial rental property loans. Repayment of construction loans is expected from permanent financing takeout; the Company generally requires a commitment or eligibility for the take-out financing prior to construction loan origination. Real estate development loans are generally repaid from the sale of the subject real property as the project progresses. Construction and development lending entail additional risks, including the project exceeding budget, not being constructed according to plans, not receiving permits, or the pre-leasing or occupancy rate not meeting expectations. Repayment of multi-family loans and commercial rental property loans is expected from the cash flow generated by rental payments received from the individuals or businesses occupying the real estate. Commercial real estate loans are impacted by factors such as competitive market forces, vacancy rates, cap rates, net operating incomes, lease renewals and overall economic demand. In addition, loans in the recreational and tourism sector can be affected by weather conditions, such as unseasonably low winter snowfalls. Commercial real estate lending also carries a higher degree of environmental risk than other real estate lending.

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

Specific component

The specific component of the allowance for loan losses relates to loans that are impaired. A specific allowance is established when a loan’s impaired basis is less than the carrying value of the loan. For all loan segments, except consumer loans, a loan is considered impaired when, based on current information and events, in management’s estimation it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are loan(s) to a borrower that in the aggregate are greater than $100,000 and that are in non-accrual status or are troubled debt restructurings (“TDR”). Factors considered by management in determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant or temporary payment delays and payment shortfalls generally are not classified as impaired. Management evaluates the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and frequency of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Unallocated component

An unallocated component of the allowance for loan losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component reflects management’s estimate of the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The following summarizes changes in the allowance for loan losses and select loan information, by portfolio segment (excluding loans held-for-sale).

For the first quarter ended March 31, 2013
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$428,381	$1,536,440	$1,563,576	$332,556	$138,699	$312,428	$4,312,080
Charge-offs	(17,935)	0	0	0	(17,226)	0	(35,161)
Recoveries	200	0	5,626	60	4,329	0	10,215
Provision (credit)	25,743	226,597	(58,063)	53,454	(6,770)	(34,711)	206,250
Ending balance	$436,389	$1,763,037	$1,511,139	$386,070	$119,032	$277,717	$4,493,384

Allowance for loan losses
Evaluated for impairment
Individually	$0	$104,500	$116,300	$47,400	$0	$0	$268,200
Collectively	436,389	1,658,537	1,394,839	338,670	119,032	277,717	4,225,184
Total	$436,389	$1,763,037	$1,511,139	$386,070	$119,032	$277,717	$4,493,384

Loans evaluated for impairment
Individually	$323,486	$2,054,265	$1,490,005	$340,340	$0		$4,208,096
Collectively	50,721,004	136,730,207	170,541,278	45,572,506	9,696,044		413,261,039
Total	$51,044,490	$138,784,472	$172,031,283	$45,912,846	$9,696,044		$417,469,135

For the year ended December 31, 2012
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$342,314	$1,385,939	$1,578,493	$331,684	$124,779	$123,293	$3,886,502
Charge-offs	(159,309)	(57,923)	(246,237)	(135,622)	(96,491)	0	(695,582)
Recoveries	29,769	51,863	5,538	1,538	32,452	0	121,160
Provision	215,607	156,561	225,782	134,956	77,959	189,135	1,000,000
Ending balance	$428,381	$1,536,440	$1,563,576	$332,556	$138,699	$312,428	$4,312,080

Allowance for loan losses
Evaluated for impairment
Individually	$0	$0	$134,800	$39,200	$0	$0	$174,000
Collectively	428,381	1,536,440	1,428,776	293,356	138,699	312,428	4,138,080
Total	$428,381	$1,536,440	$1,563,576	$332,556	$138,699	$312,428	$4,312,080

Loans evaluated for impairment
Individually	$435,165	$1,762,615	$1,641,960	$309,606	$0		$4,149,346
Collectively	48,848,783	138,044,902	167,970,849	46,719,417	10,642,151		412,226,102
Total	$49,283,948	$139,807,517	$169,612,809	$47,029,023	$10,642,151		$416,375,448

For the first quarter ended March 31, 2012
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$342,314	$1,385,939	$1,578,493	$331,684	$124,779	$123,293	$3,886,502
Charge-offs	(9,834)	(46,799)	(58,474)	(60,287)	(23,658)	0	(199,052)
Recoveries	1,252	756	1,457	1,356	10,215	0	15,036
Provision	54,844	49,472	73,977	45,322	12,686	13,702	250,003
Ending balance	$388,576	$1,389,368	$1,595,453	$318,075	$124,022	$136,995	$3,952,489

Allowance for loan losses
Evaluated for impairment
Individually	$56,500	$36,200	$255,300	$35,500	$0	$0	$383,500
Collectively	332,076	1,353,168	1,340,153	282,575	124,022	136,995	3,568,989
Total	$388,576	$1,389,368	$1,595,453	$318,075	$124,022	$136,995	$3,952,489

Loans evaluated for impairment
Individually	$981,463	$3,623,305	$2,314,559	$305,906	$0		$7,225,233
Collectively	45,474,372	127,297,113	160,207,904	45,040,235	11,000,989		389,020,613
Total	$46,455,835	$130,920,418	$162,522,463	$45,346,141	$11,000,989		$396,245,846

Impaired loans by segments were as follows:

For the first quarter ended March 31, 2013
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

With no related allowance recorded
Commercial & industrial	$323,486	$360,385	$0	$379,326
Commercial real estate	1,749,415	2,123,371	0	1,756,015
Residential real estate - 1st lien	1,010,777	1,230,873	0	1,017,687
Residential real estate - Jr lien	15,694	77,545	0	15,694

With an allowance recorded
Commercial & industrial	0	0	0	0
Commercial real estate	304,850	304,850	104,500	152,425
Residential real estate - 1st lien	479,228	540,698	116,300	548,295
Residential real estate - Jr lien	324,646	352,498	47,400	309,279

Total
Commercial & industrial	$323,486	$360,385	$0	$379,326
Commercial real estate	$2,054,265	$2,428,221	$104,500	$1,908,440
Residential real estate - 1st lien	$1,490,005	$1,771,571	$116,300	$1,565,982
Residential real estate - Jr lien	$340,340	$430,043	$47,400	$324,973

Total	$4,208,096	$4,990,220	$268,200	$4,178,721

For the year ended December 31, 2012
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

With no related allowance recorded
Commercial & industrial	$435,165	$473,664	$0	$536,973
Commercial real estate	1,762,615	2,123,371	0	2,019,449
Residential real estate - 1st lien	1,024,598	1,250,224	0	893,629
Residential real estate - Jr lien	15,694	76,680	0	34,602

With an allowance recorded
Commercial & industrial	0	0	0	232,743
Commercial real estate	0	0	0	920,842
Residential real estate - 1st lien	617,362	669,288	134,800	892,339
Residential real estate - Jr lien	293,912	319,020	39,200	295,372

Total
Commercial & industrial	$435,165	$473,664	$0	$769,716
Commercial real estate	$1,762,615	$2,123,371	$0	$2,940,291
Residential real estate - 1st lien	$1,641,960	$1,919,512	$134,800	$1,785,968
Residential real estate - Jr lien	$309,606	$395,700	$39,200	$329,974

Total	$4,149,346	$4,912,247	$174,000	$5,825,949

For the first quarter ended March 31, 2012
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

With no related allowance recorded
Commercial & industrial	$437,245	$459,130	$0	$408,934
Commercial real estate	1,989,517	2,241,646	0	2,015,309
Residential real estate - 1st lien	841,086	1,069,606	0	920,953
Residential real estate - Jr lien	0	0	0	62,893

With an allowance recorded
Commercial & industrial	544,218	562,609	56,500	581,857
Commercial real estate	1,633,788	1,658,905	36,200	1,630,974
Residential real estate -1st lien	1,473,473	1,983,044	255,300	1,419,490
Residential real estate - Jr lien	305,906	321,500	35,500	307,392

Total
Commercial & industrial	$981,463	$1,021,739	$56,500	$990,791
Commercial real estate	$3,623,305	$3,900,551	$36,200	$3,646,283
Residential real estate - 1st lien	$2,314,559	$3,052,650	$255,300	$2,340,443
Residential real estate - Jr lien	$305,906	$321,500	$35,500	$370,285

Total	$7,225,233	$8,296,440	$383,500	$7,347,802

Interest income recognized on impaired loans is immaterial for all periods presented.

For all loans segments, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when the loan is delinquent 90 days and management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Any unpaid interest previously accrued on those loans is reversed from income. Interest income is generally not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on impaired loans are generally applied as a reduction of the loan principal balance. Interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Group A loans - Acceptable Risk – are loans that are expected to perform as agreed under their respective terms. Such loans carry a normal level of risk that does not require management attention beyond that warranted by the loan or loan relationship characteristics, such as loan size or relationship size. Group A loans include commercial purpose loans that are individually risk rated and retail loans that are rated by pool. Group A retail loans include both performing consumer and residential real estate loans. Residential real estate loans are loans to individuals secured by 1-4 family homes, including first mortgages, home equity and home improvement loans. Loan balances fully secured by deposit accounts or that are fully guaranteed by the Federal Government are considered acceptable risk.

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

The risk ratings within the loan portfolio by segments as of the balance sheet dates were as follows:

Total Loans

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
March 31, 2013	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$49,335,387	$129,675,041	$168,993,626	$44,989,095	$9,693,695	$402,686,844
Group B	501,888	4,282,500	183,678	431,348	0	5,399,414
Group C	1,207,215	4,826,931	2,853,979	492,403	2,349	9,382,877
Total	$51,044,490	$138,784,472	$172,031,283	$45,912,846	$9,696,044	$417,469,135

Total Loans

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
December 31, 2012	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$47,689,238	$131,643,756	$166,374,493	$46,162,420	$10,632,404	$402,502,311
Group B	593,838	4,139,367	404,752	318,248	0	5,456,205
Group C	1,000,872	4,024,394	2,833,564	548,355	9,747	8,416,932
Total	$49,283,948	$139,807,517	$169,612,809	$47,029,023	$10,642,151	$416,375,448

Total Loans

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
March 31, 2012	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$43,981,911	$118,545,738	$156,732,679	$44,121,439	$10,997,140	$374,378,907
Group B	503,551	4,433,089	330,433	321,946	0	5,589,019
Group C	1,970,373	7,941,591	5,459,351	902,756	3,849	16,277,920
Total	$46,455,835	$130,920,418	$162,522,463	$45,346,141	$11,000,989	$396,245,846

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

There were no loans modified as TDR’s during the three month period ended March 31, 2013.

TDRs by segment for the year ended December 31, 2012 were as follows:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial real estate	2	$1,030,645	$997,645
Residential real estate - 1st lien	3	197,127	192,478
Total	5	$1,227,772	$1,190,123

TDRs by segment during the three month period ended March 31, 2012 were as follows:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial real estate	2	$1,030,645	$1,030,645
Residential real estate - 1st lien	1	119,813	119,813
Total	3	$1,150,458	$1,150,458

There were no TDRs for which there was a payment default under the restructured terms during the twelve month period ended March 31, 2013. The TDR’s for which there was a payment default during the twelve month period ended March 31, 2012 were as follows:

	Number of	Recorded
	Contracts	Investment
Commercial & industrial	4	$675,309
Commercial real estate	3	475,965
Residential real estate - 1st lien	5	117,232
Total	12	$1,268,506

TDRs are treated as other impaired loans and carry individual specific reserves with respect to the calculation of the allowance for loan losses. These loans are categorized as non-performing, may be past due, and are generally adversely risk rated. The TDRs that have defaulted under their restructured terms are generally in collection status and their reserve is typically calculated using the fair value of collateral method. At March 31, 2013, December 31, 2012, and March 31, 2012, the allowance related to TDRs was approximately $12,000, $23,000 and $164,000, respectively.

At March 31, 2013, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

Note 6. Goodwill and Other Intangible Assets

As a result of the merger with LyndonBank on December 31, 2007, the Company recorded goodwill amounting to $11,574,269. The goodwill is not amortizable and is not deductible for tax purposes.

The Company also recorded $4,161,000 of acquired identified intangible assets representing the core deposit intangible which is subject to amortization as a non-interest expense over a ten year period. The accumulated amortization expense was $2,865,699 and $2,541,872 as of March 31, 2013 and 2012, respectively.

Amortization expense for the core deposit intangible for the first three months of 2013 was $68,175. As of March 31, 2013, the remaining annual amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

2013	$204,521
2014	272,695
2015	272,695
2016	272,695
2017	272,695
Total remaining core deposit intangible	$1,295,301

Management evaluates goodwill for impairment annually and the core deposit intangible for impairment if conditions warrant. As of the date of the most recent evaluation (December 31, 2012), management concluded that no impairment existed.

Note 7. Fair Value

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company’s quality of earnings. Some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available-for-sale are recorded at fair value on a recurring basis. Other assets, such as mortgage servicing rights, loans held-for-sale, and impaired loans, are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest). A brief description of each level follows.

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

Fair values of financial instruments

The following methods and assumptions were used by the Company in estimating its fair value measurements and disclosures:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values. As such, the Company classifies these financial instruments as Level 1.

Securities Available-for-Sale. Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds and default rates. Level 1 securities would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include federal agency securities.

Restricted equity securities: Restricted equity securities are comprised of FRBB stock and FHLBB stock. These securities are carried at cost, which is believed to approximate fair value, based on the redemption provisions of the FRBB and the FHLBB. The stock is nonmarketable, and redeemable at par value, subject to certain conditions.

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

Deposits, federal funds purchased and borrowed funds: The fair values disclosed for demand deposits (for example, checking and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit and borrowed funds are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates and indebtedness to a schedule of aggregated contractual maturities on such time deposits and indebtedness. As such the Company classifies deposits, federal funds purchased and borrowed funds as Level 2.

Junior subordinated debentures: Fair value is estimated using current rates for debentures of similar maturity. As such the Company classifies these instruments as Level 2.

Capital lease obligations: Fair value is determined using a discounted cash flow calculation using current rates. Based on current rates, carrying value approximates fair value. As such the Company classifies these obligations as Level 2.

Accrued interest: The carrying amounts of accrued interest approximate their fair values. As such the Company classifies accrued interest as Level 2.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

March 31, 2013	Level 1	Level 2	Total
Assets: (market approach)
U.S. GSE debt securities	$0	$38,919,258	$38,919,258
U.S. Government securities	7,091,055	0	7,091,055

December 31, 2012
Assets: (market approach)
U.S. GSE debt securities	$0	$33,785,469	$33,785,469
U.S. Government securities	7,100,590	0	7,100,590

March 31, 2012
Assets: (market approach)
U.S. GSE debt securities	$0	$65,901,148	$65,901,148
U.S. Government securities	7,050,730	0	7,050,730
U.S GSE preferred stock	84,060	0	84,060

There were no transfers between Levels 1 and 2 for the periods presented. There were no Level 3 assets or liabilities as of the balance sheet dates presented.

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

Assets measured at fair value on a nonrecurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

March 31, 2013	Level 2
Assets: (market approach)
Residential mortgage servicing rights	$1,046,252
Impaired loans, net of related allowance	840,524
OREO	879,705

December 31, 2012
Assets: (market approach)
Residential mortgage servicing rights	$1,009,623
Impaired loans, net of related allowance	737,274
OREO	1,074,705

March 31, 2012
Assets: (market approach)
Residential mortgage servicing rights	$1,069,417
Impaired loans, net of related allowance	3,573,885
OREO	220,493

There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented.

The estimated fair values of the Company's financial instruments were as follows:

March 31, 2013	Carrying	Fair	Fair	Fair	Fair
	Amount	Value	Value	Value	Value
	(Dollars in Thousands)
Financial assets:		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,702	$8,702	$0	$0	$8,702
Securities held-to-maturity	42,381	0	42,733	0	42,733
Securities available-for-sale	46,010	7,091	38,919	0	46,010
Restricted equity securities	3,633	0	3,633	0	3,633
Loans and loans held-for-sale
Commercial & industrial	51,044	0	0	51,670	51,670
Commercial real estate	138,784	0	0	139,479	139,479
Residential real estate - 1st lien	173,379	0	0	178,895	178,895
Residential real estate - Jr lien	45,913	0	0	46,590	46,590
Consumer	9,696	0	0	10,090	10,090
Mortgage servicing rights	1,046	0	1,046	0	1,046
Accrued interest receivable	1,971	0	1,971	0	1,971

Financial liabilities:
Deposits
Other deposits	446,782	0	448,797	0	448,797
Brokered deposits	17,480	0	17,492	0	17,492
Federal funds purchased and short-term borrowings	7,845	0	7,845	0	7,845
Long-term borrowings	0	0	0	0	0
Repurchase agreements	28,624	0	28,624	0	28,624
Capital lease obligations	759	0	759	0	759
Subordinated debentures	12,887	0	12,880	0	12,880
Accrued interest payable	83	0	83	0	83

December 31, 2012	Carrying	Fair	Fair	Fair	Fair
	Amount	Value	Value	Value	Value
	(Dollars in Thousands)
Financial assets:		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$29,882	$29,882	$0	$0	$29,882
Securities held-to-maturity	41,866	0	42,291	0	42,291
Securities available-for-sale	40,886	7,101	33,785	0	40,886
Restricted equity securities	4,021	0	4,021	0	4,021
Loans and loans held-for-sale
Commercial & industrial	49,284	0	0	49,876	49,876
Commercial real estate	139,808	0	0	140,938	140,938
Residential real estate - 1st lien	171,115	0	0	177,201	177,201
Residential real estate - Jr lien	47,029	0	0	47,794	47,794
Consumer	10,642	0	0	11,079	11,079
Mortgage servicing rights	1,010	0	1,010	0	1,010
Accrued interest receivable	1,751	0	1,751	0	1,751

Financial liabilities:
Deposits
Other deposits	460,939	0	463,168	0	463,168
Brokered deposits	14,558	0	14,559	0	14,559
Federal funds purchased and short-term borrowings	0	0	0	0	0
Long-term borrowings	6,000	0	6,004	0	6,004
Repurchase agreements	34,150	0	34,150	0	34,150
Capital lease obligations	775	0	775	0	775
Subordinated debentures	12,887	0	13,158	0	13,158
Accrued interest payable	93	0	93	0	93

March 31, 2012	Carrying	Fair	Fair	Fair	Fair
	Amount	Value	Value	Value	Value
	(Dollars in Thousands)
Financial assets:		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,985	$8,985	$0	$0	$8,985
Securities held-to-maturity	33,563	0	34,168	0	34,168
Securities available-for-sale	73,036	7,135	65,901	0	73,036
Restricted equity securities	4,021	0	4,021	0	4,021
Loans and loans held-for-sale
Commercial & industrial	46,456	0	0	47,093	47,093
Commercial real estate	130,920	0	0	132,599	132,599
Residential real estate - 1st lien	164,106	0	0	170,681	170,681
Residential real estate - Jr lien	45,346	0	0	46,234	46,234
Consumer	11,001	0	0	11,438	11,438
Mortgage servicing rights	1,069	0	1,069	0	1,069
Accrued interest receivable	1,846	0	1,846	0	1,846

Financial liabilities:
Deposits
Other deposits	428,467	0	431,115	0	431,115
Brokered deposits	25,526	0	25,546	0	25,546
Federal funds purchased and short-term borrowings	8,760	0	8,760	0	8,760
Long-term borrowings	12,010	0	12,383	0	12,383
Repurchase agreements	24,770	0	24,770	0	24,770
Capital lease obligations	818	0	818	0	818
Subordinated debentures	12,887	0	12,361	0	12,361
Accrued interest payable	138	0	138	0	138

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the above table.

Note 8. Loan Servicing

The following table shows the changes in the carrying amount of the mortgage servicing rights for the periods indicated:

	March 31,	December 31,	March 31,
	2013	2012	2012

Balance at beginning of year	$1,009,623	$1,097,442	$1,097,442
Mortgage servicing rights capitalized	74,507	406,807	98,317
Mortgage servicing rights amortized	(104,557)	(409,584)	(90,181)
Change in valuation allowance	66,679	(85,042)	(36,161)
Balance at end of period	$1,046,252	$1,009,623	$1,069,417

Note 9. Legal Proceedings

In the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10. Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP. On March 12, 2013, the Company declared a cash dividend of $0.14 per common share payable May 1, 2013 to shareholders of record as of April 15, 2013. This dividend, amounting to $673,502, was accrued at March 31, 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended March 31, 2013

The following discussion analyzes the consolidated financial condition of Community Bancorp. (the “Company”) and its wholly-owned subsidiary, Community National Bank (the “Bank”), as of March 31, 2013, December 31, 2012 and March 31, 2012, and its consolidated results of operations for the two interim periods presented. The Company is considered a “smaller reporting company” under applicable regulations of the Securities and Exchange Commission (“SEC”) and is therefore eligible for relief from certain disclosure requirements. In accordance with such provisions, the Company has elected to provide its interim consolidated statements of income, comprehensive income, and cash flows for two, rather than three, years.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2012 Annual Report on form 10-K filed with the SEC.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements about the results of operations, financial condition and business of the Company and its subsidiary. Words used in the discussion below such as "believes," "expects," "anticipates," "intends," "estimates," "plans," "predicts," or similar expressions, indicate that management of the Company is making forward-looking statements.

Forward-looking statements are not guarantees of future performance. They necessarily involve risks, uncertainties and assumptions. Future results of the Company may differ materially from those expressed in these forward-looking statements. Examples of forward looking statements included in this discussion include, but are not limited to, estimated contingent liability related to assumptions made within the asset/liability management process, management's expectations as to the future interest rate environment and the Company's related liquidity level, credit risk expectations relating to the Company's loan portfolio and its participation in the Federal Home Loan Bank of Boston (“FHLBB”) Mortgage Partnership Finance (“MPF”) program, and management's general outlook for the future performance of the Company or the local or national economy. Although forward-looking statements are based on management's current expectations and estimates, many of the factors that could influence or determine actual results are unpredictable and not within the Company's control. Readers are cautioned not to place undue reliance on such statements as they speak only as of the date they are made. The Company does not undertake, and disclaims any obligation, to revise or update any forward-looking statements to reflect the occurrence or anticipated occurrence of events or circumstances after the date of this Report, except as required by applicable law. The Company claims the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995.

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (1) general economic conditions, either nationally, regionally or locally continue to deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services; (2) competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial services industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way as to reduce the Company's margins; (4) changes in laws or government rules, or the way in which courts or government agencies interpret or implement those laws or rules, increase our costs of doing business or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) changes in the level of nonperforming assets and charge-offs; (7) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (8) changes in consumer and business spending, borrowing and savings habits; (9) proposed changes to the calculation of the Company’s regulatory capital ratios which, among other things, would require additional regulatory capital, phase out the Tier 1 capital treatment for trust preferred securities, change the framework for risk-weighting of assets and require accumulated other comprehensive income to be reflected in regulatory capital; and (10) the effect of and changes in the United States monetary and fiscal policies, including the interest rate policies, regulation of the money supply by the Federal Reserve Board (“FRB”), and adverse changes in the credit rating of U.S. government debt.

NON-GAAP FINANCIAL MEASURES

Under SEC Regulation G, public companies making disclosures containing financial measures that are not in accordance with generally accepted accounting principles in the United States (“US GAAP” or “GAAP”) must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure, as well as a statement of the company’s reasons for utilizing the non-GAAP financial measure. The SEC has exempted from the definition of non-GAAP financial measures certain commonly used financial measures that are not based on GAAP. However, two non-GAAP financial measures commonly used by financial institutions, namely tax-equivalent net interest income and tax-equivalent net interest margin (as presented in the tables in the section labeled Interest Income Versus Interest Expense (Net Interest Income), have not been specifically exempted by the SEC, and may therefore constitute non-GAAP financial measures under Regulation G. We are unable to state with certainty whether the SEC would regard those measures as subject to Regulation G.

Management believes that these non-GAAP financial measures are useful in evaluating the Company’s financial performance and facilitate comparisons with the performance of other financial institutions. However, that information should be considered supplemental in nature and not as a substitute for related financial information prepared in accordance with GAAP.

OVERVIEW

The Company’s consolidated assets on March 31, 2013 were $560,380,381, a decrease of $15,357,864, or 2.7% from December 31, 2012, and an increase of $1,573,755, or 0.3% from March 31, 2012. The most significant change in assets in the year-to-date comparison period was a decrease in cash of $21,179,670, or 70.9%. This decrease from year end reflects the use of cash to increase the securities available-for-sale portfolio, which increased $5,124,254 or 12.5% and to fund loans which increased $939,942 or 0.2%. The decrease in cash also reflected a decrease in deposits from year end of $11,234,760, or 2.4%. This decrease in deposits is typical for the Company in the first quarter of the year and is mostly due to cyclical fluctuations in the balances of municipal customer accounts, as account balances typically increase during the second and third quarters of the year and then run off during the first half of the following year. While there was not a significant change in total assets year over year, the mix of earning assets shifted from the available-for-sale portfolio to loans as the Company took an opportunity to sell lower yielding bonds to support the loan growth during 2012.

In the year over year comparison, deposits increased $10,268,950, or 2.3%. Contributing to the deposit growth was an increase of $10,885,460 in the Company’s non-interest bearing checking accounts and NOW accounts, and an increase of $17,839,928 in money market funds. A portion of the increase in money market accounts is due to an increase in municipal accounts that are subject to the municipal bidding process each year. These increases in non-maturing account balances were offset by a decrease in time deposits of $22,176,768, or 15.3%; $11,476,000 of the decrease in other time deposits represents a reduction in deposits which had been purchased through Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network during the first quarter of 2012 to help fund loan demand. The decrease in customer time deposits is a trend that has been prevalent for several years while rates have been at all-time lows. Management believes that the low interest rates being paid on certificates of deposit and other investment products is likely causing some depositors to place their money in non-maturing products such as demand and savings accounts while awaiting an improvement in interest rates and market conditions. Early in the quarter, the last long-term borrowing of $6 million with the Federal Home Loan Bank of Boston (FHLBB) was paid off. Demand for commercial loans was strong throughout 2012 and demand for 1-4 family residential loans remained steady. The Company retained in the loan portfolio some 10 – 15 year mortgages to help maintain the level of the 1-4 family loans, while continuing to sell 30 year mortgage loans in the secondary market to manage interest rate risk. Applications for commercial and 1-4 family residential loans during the first quarter of 2013 have been respectable, accounting for the increase of $939,942 in gross loans.

Interest rates have remained at historically low levels for several years causing erosion of yields on earning assets. While interest income decreased in the first quarter of 2013 compared to the first quarter of 2012, that decrease was more than offset by a larger decrease in interest expense. The lower interest expense was attributed to a combination of the decrease in interest paid on deposits and a decrease in interest paid on borrowings, including the Company’s junior subordinated debentures. The decrease in interest paid on the debentures is due to a scheduled rate adjustment, which resulted in a decrease of $141,821 for the first quarter of 2013, and is further described in the Results of Operations section of this report. The decrease in interest paid on deposits is attributable to a decrease in the average rate paid on the interest bearing liabilities as customer funds shift out of higher yielding CDs to lower yielding demand and savings accounts. The combined effects of these changes resulted in an increase of $330,060 in tax-equivalent net interest income. Economic data continues to indicate that policy makers are likely to keep interest rates low through sometime in 2015, maintaining current levels of net interest income in future periods will remain a challenge.

Net income for the first quarter of 2013 was $1,041,778, or $0.21 per common share, compared to $964,849, or $0.19 per common share for the same period in 2012, an increase of 8.0%. Total non-interest income increased slightly during the first quarter of 2013 compared to the first quarter 2012. One of the components of non-interest income is income generated from selling loans in the secondary market. For several years, the Federal Reserve’s efforts to stimulate the real estate market by keeping mortgage interest rates low provided for several refinancing cycles which continued through 2012. The momentum of this cycle has slowed and mortgage business declined during the first quarter of 2013 causing a decrease in fee income from the sale of residential loans in the secondary market. During the first quarter of 2013 mortgage activity resulted in originations of $7,849,733 compared to $11,270,799 for the first quarter of 2012 providing points and premiums from the sales of these mortgages of $199,870 and $260,856 respectively. These decreases were offset by an improvement in the balance of the impairment of the mortgage servicing rights in 2013 of $66,679 versus a negative adjustment of $36,161 in 2012, resulting in net gains from the sales of mortgages of $387,591 for the first quarter of 2013 compared to $387,211 for the first quarter of 2012. Operating expenses for the quarter were relatively stable resulting in an increase of 0.9% over the first quarter of 2012. Please refer to the Non-interest Expense section for more information.

On March 12, 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable on May 1, 2013 to shareholders of record on April 15, 2013. The Company is focused on increasing the profitability of the balance sheet, prudently managing operating expenses and risk, particularly credit risk, in order to remain a well-capitalized bank in this challenging economic environment.

National economic data suggests that the economy is struggling to gain traction despite strong markets and improving confidence. The housing outlook is improving with low inventory of for-sale homes, low interest rates and rising consumer confidence. Builders, however, are challenged with being able to respond to the rising demand for new homes due to difficulties in obtaining construction credit due to overly restrictive mortgage lending rules and construction costs that are increasing at a faster pace than appraised values. Although employment has continued to expand at a moderate pace, the unemployment rate remains elevated. At the latest meeting of the FOMC, they decided to keep interest rates at historic lows and to continue with its bond-buying stimulus, despite a more optimistic labor outlook. Their goal is to maintain downward pressure on longer-term interest rates, support mortgage markets, and to support a stronger economic recovery.

More locally, economic indicators in Vermont, such as the unemployment rate and employment by industry, are more positive. According to the State of Vermont Department of Labor, the seasonally adjusted unemployment rate in Vermont is currently 4.4%, down from the annual 2012 rate of 5.0% and well below the national average of 7.6%. According to industry statistics, real estate sales activity increased in 2012 compared to the lows of 2009 through 2010, with a gradual increase in median sale prices across most counties. The 2012 through 2013 snowfall was greater than the 2011-2012 season but was short and snowfall did not return to historical levels. Those businesses impacted by winter weather, lodging, restaurants, winter recreation dealers, retailers and suppliers may continue to struggle. Other retail and service businesses are reporting stronger results for 2012 and are cautiously optimistic going into 2013. A positive addition to Northern Vermont is a multi-phase expansion project of an Orleans County ski area, where construction of two hotels, a hockey arena, an indoor water park and a golf clubhouse has transformed the ski resort and golf course to a year-round indoor and outdoor recreation and wedding destination resort. This project initially injected nearly $100 million of construction funding into the local economy over the last two years utilizing Federal EB5 program capital from foreign investors. A second project is well underway to upgrade snowmaking and build hotels at another local ski resort in Caledonia County. It was recently announced that further investments of EB5 capital are intended to be utilized for several projects in the region including a bio-tech manufacturing and research facility, a window manufacturing plant, a water-front hotel and conference center, and a major revitalization project for downtown Newport with construction to take place between 2013 and 2015. Separate from the EB5 projects, it was announced recently that a Vermont developer has committed to bringing a Wal-Mart Super Store to Orleans County. Furthermore, the area recently received status as a foreign trade zone propelling a major renovation project at the local airport. The projects that are underway have created jobs and boosted economic activity in the area.

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

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies, which are described in Note 1 (Significant Accounting Policies) to the Company’s consolidated financial statements in the December 31, 2012 Annual Report on Form 10-K, are fundamental to understanding the Company’s results of operations and financial condition because they require management to use estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results. These policies are considered by management to be critical because they require subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The critical accounting policies govern:

●	the allowance for loan losses;
●	other real estate owned (OREO);
●	valuation of residential mortgage servicing rights (MSRs);
●	other than temporary impairment of investment securities; and
●	the carrying value of goodwill.

These policies are described further in the Company’s December 31, 2012 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the consolidated financial statements. There have been no material changes in the critical accounting policies described in the 2012 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The Company’s net income for the first quarter of 2013 was $1,041,778, representing an increase of $76,929 or 8.0% over net income of $964,849 for the first quarter of 2012. This resulted in earnings per common share of $0.21 for the first quarter of 2013 compared to $0.19 for the first quarter of 2012. Core earnings (net interest income) for the first quarter of 2013 increased $308,283 or 7.1%, compared to the first quarter of 2012, despite continued pressure on the net interest margin and spread in this persistently low interest rate environment. To offset this pressure, the Company shifted assets from taxable investments to loans minimizing the decrease in interest income to only $27,847 or 0.5% compared to the same period last year. Although total deposits increased $10,268,950 or 2.3% year over year, interest expense on deposits, the major component of total interest expense, decreased $129,521 or 14.3% between quarterly periods, attributable in part to a decrease in the rates paid on interest-bearing deposit accounts. In terms of dollars, the rate change on the Company’s junior subordinated debentures was of greater impact than lower interest cost on deposits. The rate paid on these debentures repriced from a fixed rate of 7.56% through December 15, 2012, to a quarterly adjustable floating rate equal to the 3-month London Interbank Offered Rate (LIBOR) plus 2.85%, or 3.158% for the first quarter of 2013. This translates to a decrease of $141,821 or 58.2% with interest paid of $101,743 for the first quarter of 2013, compared to $243,564 for the first quarter of 2012. The Company recorded a provision for loan losses of $206,250 for the first quarter of 2013 compared to $250,003 for the first quarter of 2012, a decrease of $43,753 or 17.5%. Non-interest income increased $13,215 or 1.0%, from $1,354,977 for the first quarter in 2012 to $1,368,192 for the first quarter of 2013. Non-interest expense increased $39,358 or 0.9% for the first quarter in 2013 compared to the same quarter in 2012, with figures of $4,589,290 and $4,549,932, respectively. The section below labeled Non-Interest Income and Non-Interest Expense provide a more detailed discussion on the significant components of these two items.

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

For the quarter ended March 31,	2013	2012

Return on Average Assets	0.75%	0.72%
Return on Average Equity	9.71%	9.35%

The following table summarizes the earnings performance and certain balance sheet data of the Company for the 2013 and 2012 comparison periods.

SELECTED FINANCIAL DATA (Unaudited)

	March 31,	December 31,
	2013	2012
Balance Sheet Data

Net loans*	$414,530,681	$413,734,575
Total assets	560,380,381	575,738,245
Total deposits	464,262,099	475,496,859
Borrowed funds	7,845,000	6,000,000
Total liabilities	516,528,402	532,385,670
Total shareholders' equity	43,851,979	43,352,575
*includes loans held-for-sale

Statement of Income Data

Three Months Ended March 31,	2013	2012

Operating Data
Total interest income	$5,562,049	$5,589,896
Less:
Total interest expense	934,797	1,270,927
Net interest income	4,627,252	4,318,969
Less:
Provision for loan losses	206,250	250,003

Non-interest income	1,368,192	1,354,977
Less:
Non-interest expense	4,589,290	4,549,932
Income before income taxes	1,199,904	874,011
Less:
Applicable income tax expense (benefit)	158,126	(90,838)

Net Income	$1,041,778	$964,849

Per Common Share Data

Earnings per common share	$0.21	$0.19
Dividends declared per common share	$0.14	$0.14
Book value per common shares outstanding	$8.57	$8.19
Weighted average number of common shares outstanding	4,816,588	4,735,857
Number of common shares outstanding	4,827,727	4,751,605

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

The Company’s tax-exempt income is derived from its municipal investments, which comprised the entire held-to-maturity portfolio of $42,380,968 at March 31, 2013, and $33,562,606 at March 31, 2012. The Company was successful in attracting a few new municipal customers and retaining most of its current customer base, accounting for the increase in this portfolio.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the comparison periods of 2013 and 2012.

For the Three Months Ended March 31,	2013	2012

Net interest income as presented	$4,627,252	$4,318,969
Effect of tax-exempt income	131,645	109,868
Net interest income, tax equivalent	$4,758,897	$4,428,837

The following table presents average earning assets and average interest-bearing liabilities supporting earning assets. Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the 2013 and 2012 comparison periods.

	For the Three Months Ended March 31,
	2013			2012
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets

Loans (1)	$417,364,812	$5,207,889	5.06%	$391,354,167	$5,179,734	5.32%
Taxable investment securities	42,498,605	77,202	0.74%	72,207,427	172,841	0.96%
Tax-exempt investment securities	42,489,415	387,192	3.70%	32,499,603	323,141	4.00%
Sweep and interest earning
accounts	8,859,076	6,332	0.29%	7,313,703	3,316	0.18%
Other investments (4)	4,317,700	15,079	1.42%	4,632,429	20,732	1.80%
Total	$515,529,608	$5,693,694	4.48%	$508,007,329	$5,699,764	4.51%

Interest-Bearing Liabilities

NOW	$120,349,667	$85,969	0.29%	$111,800,243	$91,757	0.33%
Money market accounts	93,554,420	258,784	1.12%	75,414,173	175,387	0.94%
Savings deposits	66,821,316	25,878	0.16%	61,694,702	24,707	0.16%
Time deposits	122,246,215	403,139	1.34%	139,361,484	611,440	1.76%
Federal funds purchased and
other borrowed funds	2,161,256	7,767	1.46%	18,446,000	75,409	1.64%
Repurchase agreements	31,103,735	36,019	0.47%	24,965,042	32,903	0.53%
Capital lease obligations	764,486	15,498	8.11%	823,481	15,760	7.66%
Junior subordinated debentures	12,887,000	101,743	3.20%	12,887,000	243,564	7.60%
Total	$449,888,095	$934,797	0.84%	$445,392,125	$1,270,927	1.16%

Net interest income		$4,758,897			$4,428,837
Net interest spread (2)			3.64%			3.35%
Net interest margin (3)			3.74%			3.51%

(1)
Included in gross loans are non-accrual loans with an average balance of $4,901,781 and $7,818,530 for the three months ended March 31, 2013 and 2012, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses and includes loans held-for-sale.

(2)	Net interest spread is the difference between the average yield on average earning assets and the average rate paid on average interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average earning assets.
(4)
Included in other investments is the Company’s FHLBB Stock with an average balance of $3,342,550 and $3,657,279, respectively, for the first three months of 2013 and 2012, and dividend payout rates of approximately 0.37% and 0.31%, respectively, per quarter.

The average volume of earning assets for the first three months of 2013 increased $7,522,279 or 1.5% compared to the same period of 2012, while the average yield decreased three basis points. The average volume of loans increased $26,010,645 or 6.7%, while the average yield decreased 26 basis points. Interest earned on the loan portfolio equaled 91.5% of total interest income for the first three months of 2013 and 90.9% for the 2012 comparison period. The average volume of the taxable investment portfolio (classified as available-for-sale) decreased $29,708,822 or 41.1% for the same period, and the average yield decreased 22 basis points. The Company sold a portion of its taxable investment portfolio to help fund loan growth throughout 2012 and pay off a portion of its borrowings, accounting for the decrease in these funds. The average volume of the tax exempt investment portfolio (classified as held-to-maturity) increased $9,989,812 or 30.7% between periods, while the average tax equivalent yield decreased 30 basis points. Interest earned on tax exempt investments (which is presented in the table on a tax equivalent basis) comprised 6.8% of total interest income for the first three months of 2013 compared to 5.7% for the same period in 2012.

In comparison, the average volume of interest bearing liabilities for the first three months of 2013 increased $4,495,970 or 1.0% over the 2012 comparison period, while the average rate paid on these liabilities decreased 32 basis points. The average volume of NOW accounts increased $8,549,424 or 7.7% and money market funds increased $18,140,247 or 24.1%, while the average rate paid decreased four basis points on NOW accounts and increased 18 basis points on money market funds. The average volume carried in the Company’s money market product, an insured cash sweep account (ICS) offered through Promontory Interfinancial Network, increased $3,805,970 year over year from $12,018,999 in 2012 to $15,824,969 in 2013. Although this product has brought in some new funds, most of the interest has come from the Company’s Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network customers looking for alternatives to placing their money in time deposit accounts that are not as liquid. The average volume of time deposits decreased $17,115,269 or 12.3%, and the average rate paid on time deposits decreased 42 basis points. Interest paid on time deposits comprised 43.1% and 48.1%, respectively, of total interest expense for the first three months of 2013 and 2012. The average volume of federal funds purchased and other borrowed funds decreased $16,284,744 or 88.3% and the average rate paid decreased 18 basis points for the first three months of 2013 compared to the same period in 2012. The decrease in average volume was attributable to matured advances as well as prepayment on a borrowing scheduled to mature in 2015.

The prolonged low interest rate environment has resulted in continued pressure on the Company’s net interest spread and margin. The Company’s earning assets are being replaced and repricing to lower interest rates, while the opportunity to reduce rates further on non-maturing interest-bearing deposits is more limited, given the already low rates paid on deposits. During the comparison period of 2013 and 2012, the average yield on interest earning assets decreased three basis points while the average rate paid on interest bearing liabilities decreased 32 basis points. The decrease in interest expense was attributable in large part to the decrease in both volume and rate paid on time deposits. The repricing of the junior subordinated debentures, which is discussed in the Results of Operations, was another contributing factor to the decrease in interest expense. The cumulative result of all these changes was increases of 29 basis points and 24 basis points in the net interest spread and net interest margin, respectively.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first three months of 2013 and 2012 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense

	Variance	Variance
	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$(315,896)	$344,051	$28,155
Taxable investment securities	(41,431)	(54,208)	(95,639)
Tax-exempt investment securities	(35,301)	99,352	64,051
Sweep and interest earning accounts	2,324	692	3,016
Other investments	(4,551)	(1,102)	(5,653)
Total	$(394,855)	$388,785	$(6,070)

Average Interest-Bearing Liabilities
NOW	$(12,803)	$7,015	$(5,788)
Money market accounts	41,000	42,397	83,397
Savings deposits	(868)	2,039	1,171
Time deposits	(151,750)	(56,551)	(208,301)
Federal funds purchased and other borrowed funds	(9,017)	(58,625)	(67,642)
Repurchase agreements	(4,973)	8,089	3,116
Capital lease obligations	918	(1,180)	(262)
Junior subordinated debentures	(141,821)	0	(141,821)
Total	$(279,314)	$(56,816)	$(336,130)

Changes in net interest income	$(115,541)	$445,601	$330,060

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income: Non-interest income increased slightly year over year with the significant changes noted in the following. Other income from loans decreased $27,134 or 15.9% for the first three months of 2013 compared to the same period in 2012 due primarily to a decrease in residential real estate loan activity. Income generated through documentation fees on residential real estate loans for the first three months of 2013 was $63,495 compared to $90,054 for the first three months of 2012. Other income noted the only significant increase for the comparison periods, with an increase of $47,635 or 20.6% year over year. Increases of $29,907 from the Company’s trust and investment management affiliate, CFSG, and $38,650 in rental income on OREO helped to offset decreases in various components of other income. While rental income on OREO properties is not a normal practice for the Company, it was deemed appropriate on a Condominium unit in Stowe, Vermont to help offset expenses associated with this property while it is on the market for sale.

Non-interest Expense: Non-interest expense noted slightly more of a change for the comparison periods with an increase of $39,358 or 0.9%. The most significant increase was in salaries and wages with an increase of $223,564 or 15.6% which was due in part to normal salary increases as well as a difference in the number of payroll periods in March of 2013. Other expenses decreased in total $173,526 or 11.9% with amortization expense associated with the Company’s investment in limited partnerships accounting for the biggest decease of $176,094 or 59.6%. This decrease is attributable to the absence of two significant historic tax credits that the Company amortized in 2012 as permitted. FDIC insurance for the first quarter of 2013 was $102,669 compared to $110,481 for the same period in 2012, a decrease of $7,812 or 7.1%. The Company continues to benefit from the decrease in amortization of the core deposit intangible associated with the LyndonBank acquisition which represented a tax-deductible non-cash expense of $68,175 for the first quarter of 2013, compared to $85,218 for the first quarter of 2012.

Losses relating to various limited partnership investments for affordable housing in our market area constitute the largest portion of other expenses and as noted above accounts for the largest portion of the decrease in non-interest expense. These losses for the first quarter of 2013 and 2012 amounted to $119,223 and $295,317, respectively. These investments provide tax benefits, including tax credits, and are designed to provide an effective yield between 8% and 10%. Losses relating to the Company’s New Market Tax Credit (NMTC) investment for the first quarter of 2013 were recorded as $25,347 compared to $9,918 for the first quarter of 2012, with tax credits amounting to $28,174 for both comparison periods. The Company amortizes these investments under the effective yield method.

APPLICABLE INCOME TAXES

The provision for income taxes increased from a tax benefit of $90,838 for the first quarter of 2012 to a tax expense of $158,126 for the first quarter of 2013, an increase of $248,964 or 274.1%. The change from benefit to expense is due in part to an increase in net income before taxes of $325,893 as well as the $176,094 decrease in tax credits year over year.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	March 31, 2013		December 31, 2012		March 31, 2012
Assets
Loans (gross)*	$418,817,096	74.74%	$417,877,154	72.58%	$397,829,366	71.19%
Securities available-for-sale	46,010,313	8.21%	40,886,059	7.10%	73,035,938	13.07%
Securities held-to-maturity	42,380,968	7.56%	41,865,555	7.27%	33,562,606	6.01%
*includes loans held-for-sale

Liabilities
Time deposits	$122,730,505	21.90%	$121,526,064	21.11%	$144,907,273	25.93%
Savings deposits	68,232,421	12.18%	65,216,698	11.33%	64,512,091	11.54%
Demand deposits	64,660,692	11.54%	72,956,097	12.67%	61,866,873	11.07%
Now	114,257,777	20.39%	128,824,165	22.38%	106,166,136	19.00%
Money market accounts	94,380,704	16.84%	86,973,835	15.11%	76,540,776	13.70%
Federal funds purchased	7,845,000	1.40%	0	0.00%	8,760,000	1.57%
Long-term borrowings	0	0.00%	6,000,000	1.04%	12,010,000	2.15%

The Company's loan portfolio increased $939,942 or 0.2%, from December 31, 2012 to March 31, 2013, and increased $20,987,730 or 5.3%, from March 31, 2012 to March 31, 2013. This increase is due in part to strong commercial loan growth during 2012 as well as the Company’s decision to begin holding some 10-15 year fixed rate residential mortgages in-house, rather than selling them into the secondary market. Securities available-for-sale increased $5,124,254 or 12.5% from December 31, 2012 to March 31, 2013, while a decrease of $27,025,625 or 37.0% is recognized year over year. During the second and third quarters of 2012 as loan demand increased, securities available-for-sale were sold to help fund loan growth. Securities held-to-maturity increased $515,413 or 1.2% during the first three months of 2013, and increased $8,818,362 or 26.3% year over year. The Company brought on new municipal relationships throughout 2012 contributing to the increase in this portfolio

Total deposits decreased $11,234,760 or 2.4% from December 31, 2012 to March 31, 2013 and increased $10,268,950 or 2.3% from March 31, 2012 to March 31, 2013. Time deposits increased $1,204,441 or 1.0% from December 31, 2012 to March 31, 2013, but decreased $22,176,768 or 15.3% year to year. Management believes this decrease in time deposits is partially attributable to the low rate environment as customers park their funds in non-maturing deposit accounts while searching for higher paying investments. Savings deposits increased throughout the comparison period with increases of $3,015,723 or 4.6% year to date and $3,720,330 or 5.8% year to year. Demand deposits decreased $8,295,405 or 11.4% during the first three months of 2013, but increased $2,793,819 or 4.5% year to year. NOW accounts followed the same pattern with a decrease of $14,566,388 or 11.3% during the first three months of 2013 and an increase of $8,091,641 or 7.6% year to year. Business checking accounts decreased $9,795,377 or 21.5% during the first three months of 2013 making up the entire decrease in demand deposits, while a decrease in government agency accounts in the amount of $10,227,580 or 31.0% year over year accounts for the decrease in NOW accounts. Money market accounts increased $7,406,869 or 8.5% for the first three months of 2013 and $17,839,928 or 23.3% year over year. Contributing to the increases was the balances in the non-arbitrage accounts with an increase of $3,497,573 during the first three months of 2013 and $13,106,099 year over year, and rounding out the difference were increases of $2,852,601 and $3,351,925, respectively, in the Company’s insured cash sweep (“ICS”) accounts. The increases in the non-arbitrage accounts are related to the annual finance cycle of the municipal customers, while the increase in the ICS account is primarily a shift of funds from other deposit accounts. The Company began borrowing overnight funds during the end of the first quarter to help fund loan growth during that period and paydown of a long-term FHLBB borrowing during the first month of 2013 accounts for the decrease in long-term borrowings.

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

The residential mortgage portfolio continues to be the largest segment of the loan portfolio. The severity and depth of the latest recession and slow economic recovery saw the greatest degree of collection and foreclosure activity and losses in this segment of the portfolio. Delinquencies and losses, however, were not experienced to the extent of national peers as the Company maintains a mortgage loan portfolio of traditional mortgage products and has not engaged in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. While real estate values have declined in the Company’s market area, the sound underwriting standards historically employed by the Company have mitigated the trends in defaults and property surrenders experienced elsewhere. Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (“PMI”). A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. Junior lien home equity products make up 21% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The residential mortgage portfolio has had satisfactory performance in light of the depth of the latest recession and the slow recovery; portfolio performance improved through 2012 and into 2013.

Risk in the Company’s commercial and commercial real estate loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the U.S. Small Business Administration and USDA Rural Development. At March 31, 2013, the Company had $26,733,172 in guaranteed loans with guaranteed balances of 21,394,673, compared to $24,676,611 in guaranteed loans with guaranteed balances of $19,787,843 at December 31, 2012.

The Company’s strategy is to continue growing the commercial and commercial real estate portfolios. Consistent with management’s increased strategic focus on commercial lending, commercial and industrial loans grew during the first quarter, while commercial real estate declined due in part to the paydown of a participation loan. Growth continued in the residential mortgage first lien portfolio with the Company continuing to holding rather than sell some of its 10 and 15 year fixed rate residential mortgage originations.

 The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	March 31, 2013		December 31, 2012		March 31, 2012
	Total Loans	% of Total	Total Loans	% of Total	Total Loans	% of Total

Commercial & industrial	51,044,490	12.19%	49,283,948	11.79%	46,455,835	11.68%
Commercial real estate	138,784,472	33.14%	139,807,517	33.46%	130,920,418	32.91%
1 - 4 family residential - 1st lien	173,379,244	41.40%	171,114,515	40.95%	164,105,983	41.25%
1 - 4 family residential - Jr lien	45,912,846	10.96%	47,029,023	11.25%	45,346,141	11.40%
Consumer	9,696,044	2.31%	10,642,151	2.55%	11,000,989	2.76%
Total gross loans	418,817,096	100.00%	417,877,154	100.00%	397,829,366	100.00%
Deduct (add):
Allowance for loan losses	4,493,384		4,312,080		3,952,489
Unearned loan fees	(206,969)		(169,501)		(54,355)
Loans held-for-sale	1,347,961		1,501,706		1,583,520
	5,634,376		5,644,285		5,481,654
Net loans	$413,182,720		$412,232,869		$392,347,712

The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure. With the economic recovery continuing, the levels of both Group B (Management Involved) and Group C (Unacceptable Risk) loans (as defined in Note 5 to the Company’s unaudited interim consolidated financial statements) showed gradual improvement through 2012 and thus the loan loss reserve factors for trends in delinquency and non-accrual loans and criticized and classified were gradually decreased. Alternatively, qualitative factors have been increased to account for growth in the loan portfolio. Non-performing and Group C commercial real estate loans increased during the first quarter with the identification of new problem loans, resulting in an increase to the associated loan loss reserve qualitative factor.

The Company’s non-performing assets decreased $4,385 or 0.1% during the first three months of 2013. The improvement in non-performing loans is principally due to resolution of loans through foreclosure actions and collateral liquidations. Claims receivable on related government guarantees were $402,339 at March 31, 2013.

Commercial and commercial real estate loans are generally placed on non-accrual status when there is deterioration in the financial position of the borrower, payment in full of principal and interest is not expected, and/or principal or interest has been in default for 90 days or more. However, such a loan need not be placed on non-accrual status if it is both well secured and in the process of collection. Residential mortgages and home equity loans are considered for non-accrual status at 90 days past due and are evaluated on a case-by-case basis. The Company obtains current property appraisals or market value analyses and considers the cost to carry and sell collateral in order to assess the level of specific allocations required. Consumer loans are generally not placed in non-accrual but are charged off by the time they reach 120 days past due. When a loan is placed in non-accrual status, the Company's policy is to reverse the accrued interest against current period income and to discontinue the accrual of interest until the borrower clearly demonstrates the ability and intention to resume normal payments, typically demonstrated by regular timely payments for a period of not less than six months. Interest payments received on non-accrual or impaired loans are generally applied as a reduction of the loan principal balance. Deferred taxes are calculated monthly, based on interest amounts that would have accrued through the normal accrual process.

As of the consolidated balance sheet dates, non-performing assets were made up of the following:

	March 31, 2013		December 31, 2012
		Percent		Percent
	Balance	of Total	Balance	of Total

Loans past due 90 days or more and still accruing (1):
Commercial real estate	$186,792	3.01%	$53,937	0.87%
Residential real estate - 1st lien	164,472	2.65%	281,845	4.54%
Residential real estate - Jr lien	53,446	0.86%	41,434	0.67%
Consumer	0	0.00%	844	0.01%
Total	404,710	6.52%	378,060	6.09%

Non-accrual loans:
Commercial & industrial	558,874	9.01%	596,777	9.61%
Commercial real estate	2,222,566	35.83%	1,892,195	30.48%
Residential real estate - 1st lien	1,769,150	28.52%	1,928,097	31.06%
Residential real estate - Jr lien	368,827	5.94%	338,383	5.45%
Total	4,919,417	79.30%	4,755,452	76.60%

Other real estate owned	879,705	14.18%	1,074,705	17.31%

Total	$6,203,832	100.00%	$6,208,217	100.00%

(1) No commercial & industrial loans were past due 90 days or more and still accruing as of the consolidated balance sheet dates.

The Company is not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

The Company’s OREO portfolio at March 31, 2013 consisted of three properties acquired through the normal foreclosure process. One residential property and one commercial property were sold during the first quarter of 2013. Subsequent to the first quarter end, the Company took possession of another commercial real estate property, increasing OREO by $750,000 to $1,629,705; any further loss on this OREO asset is covered by a 90% guarantee of the USDA Rural Development.

Allowance for loan losses and provisions - The Company maintains an allowance for loan losses (allowance) at a level that management believes is appropriate to absorb losses inherent in the loan portfolio (See Critical Accounting Policies). Although the Company, in establishing the allowance, considers the inherent losses in individual loans and pools of loans, the allowance is a general reserve available to absorb all credit losses in the loan portfolio. No part of the allowance is segregated to absorb losses from any particular loan or class of loans.

When establishing the allowance each quarter the Company applies a combination of historical loss factors and qualitative factors to loan classes including residential first and junior lien mortgages, commercial real estate, commercial and industrial, and consumer loan portfolios. No changes were made to the allowance methodology during the quarter. The Company will shorten or lengthen its look back period for determining average portfolio historical loss rates as the economy either contracts or expands; during a period of economic contraction a shortening of the look back period may more conservatively reflect the current economic climate. The highest loss rates experienced for the look back period are applied to the various segments in establishing the allowance.

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

The following table summarizes the Company's loan loss experience for the three months ended March 31,

	2013	2012

Loans outstanding, end of period*	$418,817,096	$397,829,366
Average loans outstanding during period*	$417,364,812	$391,354,167
Non-accruing loans, end of period	$4,919,417	$7,663,385
Non-accruing loans, net of government guarantees	$3,718,022	$5,104,625

Allowance, beginning of period	$4,312,080	$3,886,502
Loans charged off:
Residential real estate - 1st lien	0	(58,474)
Residential real estate - Jr lien	0	(60,287)
Commercial real estate	0	(46,799)
Commercial & industrial	(17,935)	(9,834)
Consumer loans	(17,226)	(23,658)
Total loans charged off	(35,161)	(199,052)
Recoveries:
Residential real estate - 1st lien	5,626	1,457
Residential real estate - Jr lien	60	1,356
Commercial real estate	0	756
Commercial & industrial	200	1,252
Consumer loans	4,329	10,215
Total recoveries	10,215	15,036
Net loans charged off	(24,946)	(184,016)
Provision charged to income	206,250	250,003
Allowance, end of period	$4,493,384	$3,952,489

Net charge offs to average loans outstanding	0.006%	0.047%
Provision charged to income as a percent of average loans	0.049%	0.064%
Allowance to average loans outstanding	1.077%	1.010%
Allowance to non-accruing loans	91.340%	51.576%
Allowance to non-accruing loans net of government guarantees	120.854%	77.430%

*Includes loans held-for-sale

Net loan losses increased from 2007 through 2011, peaking at $841,000 in 2011. Given the trend in losses and depth of the latest recession and the sluggish recovery, management increased its provisions for loan losses to $1.0 million in each of the years 2010 through 2012, compared to $625,004 for 2009. This increase was directionally consistent with the risk trends and growth of the loan portfolio. Improving loan portfolio trends through 2012 resulted in a decrease to the first quarter 2013 provision to $206,250 compared to $250,003 for the same period in 2012. The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans, and management continues to monitor the loan portfolio closely.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first three months of 2013, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk were as follows:

	Contract or Notional Amount
	March 31, 2013	December 31, 2012

Unused portions of home equity lines of credit	$21,550,141	$21,120,077
Other commitments to extend credit	45,574,531	45,551,282
Residential construction lines of credit	979,350	1,138,872
Commercial real estate and other construction lines of credit	1,493,928	1,762,424
Standby letters of credit and commercial letters of credit	1,159,384	1,193,480
Recourse on sale of credit card portfolio	322,300	352,000
MPF credit enhancement obligation, net of liability recorded	2,039,368	2,035,858

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

Currently, the Company is not offering competitive rates to attract or retain “rate chasers”. The Company however, recognizes that, at times, when loan demand exceeds deposit growth it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits purchased through the CDARS provide an alternative funding source when needed. Such deposits are generally considered a form of brokered deposits. The Company had no one-way deposits at March 31, 2013 and December 31, 2012. In addition, two-way CDARS deposits allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members. At March 31, 2013, the Company reported $1,098,409 in CDARS deposits representing exchanged deposits with other CDARS participating banks, compared to $1,028,152 at December 31, 2012. The balance in ICS deposits discussed above under “Changes in Financial Condition” was $16,382,025 at March 31, 2013, compared to $13,529,424 at December 31, 2012.

The Company has a Borrower-in-Custody arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available line of $69,797,730 and $71,345,734, respectively, at March 31, 2013 and December 31, 2012. Credit advances in the FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 75 basis points. At March 31, 2013 and December 31, 2012, the Company had no outstanding advances against this line.

The Company has an unsecured Federal Funds line with the FHLBB with an available balance of $500,000 at March 31, 2013 and December 31, 2012. Interest is chargeable at a rate determined daily approximately 25 basis points higher than the rate paid on federal funds sold. In addition, at March 31, 2013 and December 31, 2012, additional borrowing capacity of approximately $73,807,775 and $72,591,692, respectively, was available through the FHLBB secured by the Company's qualifying loan portfolio (generally, residential mortgages).

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	March 31,	December 31,	March 31,
	2013	2012	2012
Long-Term Advances
FHLBB Community Investment Program advance, 7.67% fixed rate, due November 16, 2012	$0	$0	$10,000
FHLBB term advance, 1.71% fixed rate, due January 28, 2013	0	6,000,000	6,000,000
FHLBB term advance, 2.72% fixed rate, due January 27, 2015	0	0	6,000,000
	0	6,000,000	12,010,000

Overnight Borrowings
Federal funds purchased (FHLBB), 0.35%, 0.00% and 0.28%	7,845,000	0	8,760,000

Total Borrowings	$7,845,000	$6,000,000	$20,770,000

The following table illustrates the changes in shareholders' equity from December 31, 2012 to March 31, 2013:

Balance at December 31, 2012 (book value $8.13 per common share)	$43,352,575
Net income	1,041,778
Issuance of stock through the Dividend Reinvestment Plan	167,083
Dividends declared on common stock	(673,502)
Dividends declared on preferred stock	(20,313)
Change in unrealized gain on available-for-sale securities, net of tax	(15,642)
Balance at March 31, 2013 (book value $8.57 per common share)	$43,851,979

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The Company’s non-cumulative Series A preferred stock ($2.5 million liquidation preference) is includable without limitation in its Tier 1 capital. In accordance with changes in the regulatory requirements for calculating capital ratios, beginning with the quarter ended March 31, 2011, the Company deducts the amount of goodwill, for purposes of calculating the amount of trust preferred junior subordinated debentures includable in Tier 1 capital. Management believes, as of March 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2013 the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded applicable consolidated regulatory capital guidelines.

The regulatory capital ratios of the Company and its subsidiary as of March 31, 2013 and December 31, 2012 exceeded regulatory guidelines and are presented in the following table.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2013
Total capital (to risk-weighted assets)
Company	$48,146	12.77%	$30,162	8.00%	N/A	N/A
Bank	$47,598	12.64%	$30,126	8.00%	$37,658	10.00%

Tier I capital (to risk-weighted assets)
Company	$41,470	11.00%	$15,081	4.00%	N/A	N/A
Bank	$43,060	11.43%	$15,063	4.00%	$22,595	6.00%

Tier I capital (to average assets)
Company	$41,470	7.51%	$22,089	4.00%	N/A	N/A
Bank	$43,060	7.80%	$22,071	4.00%	$27,589	5.00%

December 31, 2012:
Total capital (to risk-weighted assets)
Company	$47,385	12.57%	$30,164	8.00%	N/A	N/A
Bank	$46,796	12.44%	$30,099	8.00%	$37,623	10.00%

Tier I capital (to risk-weighted assets)
Company	$40,724	10.80%	$15,082	4.00%	N/A	N/A
Bank	$42,440	11.28%	$15,049	4.00%	$22,574	6.00%

Tier I capital (to average assets)
Company	$40,724	7.27%	$22,416	4.00%	N/A	N/A
Bank	$42,440	7.58%	$22,387	4.00%	$27,984	5.00%

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

In June 2012, the Federal Reserve Board proposed new rules implementing the Basel III capital standards, which if adopted as proposed would significantly revise the regulatory capital standards for U.S. financial institutions, including community banks. Among other things, the proposed rules would revise the definition of various regulatory capital components and related calculation methods, add a new regulatory capital component (common equity tier 1 capital), increase the minimum required tier 1 capital, implement a new capital conservation buffer and restrict dividends and certain discretionary bonus payments when the buffer is not maintained. The revisions most troubling to the Company are the changes to risk-weighting of assets, the inclusion of unrealized gains and losses on available-for-sale securities in regulatory capital and the exclusion of trust preferred securities from regulatory capital accomplished over a 10 year phase out period. In November 2012, the Federal Reserve delayed the proposed January 1, 2013 effective date in light of the volume of adverse comments received from the banking industry and others, and in March 2013 the Basel Committee on Banking Supervision likewise announced it would review its Basel III capital rules in light of similar criticisms. Management is evaluating the potential impact of the proposed capital rules on the Company and monitoring related regulatory developments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's management of the credit, liquidity and market risk inherent in its business operations is discussed in Part 1, Item 2 of this report under the captions "RISK MANAGEMENT" and “COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS”, which are incorporated herein by reference. Management does not believe that there have been any material changes in the nature or categories of the Company's risk exposures from those disclosed in the Company’s 2012 Annual Report on form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As of March 31, 2013, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of March 31, 2013 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as to purchases of the Company’s common stock during the quarter ended March 31, 2013, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum Number of
			Total Number of	Shares That May Yet
	Total Number	Average	Shares Purchased	Be Purchased Under
	of Shares	Price Paid	as Part of Publicly	the Plan at the End
For the period:	Purchased(1)(2)	Per Share	Announced Plan	of the Period

January 1 - January 31	0	$0.00	N/A	N/A
February 1 - February 28	1,063	11.31	N/A	N/A
March 1 - March 31	15,000	12.30	N/A	N/A
Total	16,063	$12.23	N/A	N/A

(1) All 16,063 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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
Exhibit 101-
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the first quarters ended March 31, 2013 and 2012, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.* **

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

COMMUNITY BANCORP.

DATED: May 13, 2013	/s/ Stephen P. Marsh
Stephen P. Marsh, Chairman, President & Chief Executive Officer

DATED: May 13, 2013	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)