Form 10-Q
period 2013-06-30
COMMUNITY BANCORP /VT
filed 2013-08-14
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

At August 8, 2013, there were 4,840,412 shares outstanding of the Corporation's common stock.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary
Consolidated Balance Sheets

	June 30,	December 31,	June 30,
	2013	2012	2012
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$15,253,825	$11,273,575	$15,092,924
Federal funds sold and overnight deposits	28,489	18,608,265	4,000
Total cash and cash equivalents	15,282,314	29,881,840	15,096,924
Securities held-to-maturity (fair value $24,468,000 at 06/30/13,
$42,291,000 at 12/31/12 and $24,625,000 at 06/30/12)	24,105,937	41,865,555	24,026,422
Securities available-for-sale	44,599,702	40,886,059	60,101,855
Restricted equity securities, at cost	3,632,850	4,021,350	4,021,350
Loans held-for-sale	1,019,119	1,501,706	2,984,024
Loans	424,793,211	416,375,448	405,197,659
Allowance for loan losses	(4,522,179)	(4,312,080)	(3,926,119)
Deferred net loan costs	247,624	169,501	76,703
Net loans	420,518,656	412,232,869	401,348,243
Bank premises and equipment, net	12,102,176	12,243,320	12,404,860
Accrued interest receivable	1,748,237	1,751,085	1,755,832
Bank owned life insurance	4,244,849	4,187,644	4,125,066
Core deposit intangible	1,227,126	1,363,476	1,533,911
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	2,171,621	1,074,705	1,010,198
Prepaid expense - Federal Deposit Insurance Corporation (FDIC)	0	775,595	939,425
Other assets	12,417,586	12,378,772	12,455,196
Total assets	$554,644,442	$575,738,245	$553,377,575
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$69,212,564	$72,956,097	$65,966,687
NOW	106,791,838	128,824,165	99,227,534
Money market funds	72,280,640	86,973,835	65,650,865
Savings	69,841,359	65,216,698	67,184,458
Time deposits, $100,000 and over	49,979,702	44,229,470	52,189,543
Other time deposits	76,353,001	77,296,594	81,934,668
Total deposits	444,459,104	475,496,859	432,153,755

Federal funds purchased and other borrowed funds	22,055,000	6,000,000	37,835,000
Repurchase agreements	27,397,370	34,149,608	24,042,704
Capital lease obligations	743,508	774,701	804,671
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	2,724,749	3,077,502	3,523,766
Total liabilities	510,266,731	532,385,670	511,246,896

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 10,000,000 shares authorized,
5,051,780 shares issued at 06/30/13, 5,023,026 shares issued
at 12/31/12, and 4,986,628 shares issued at 06/30/12	12,629,450	12,557,565	12,466,570
Additional paid-in capital	28,320,657	28,047,829	27,750,038
Retained earnings	3,588,526	2,698,200	1,716,864
Accumulated other comprehensive (loss) income	(38,145)	171,758	319,984
Less: treasury stock, at cost; 210,101 shares at 06/30/13,
12/31/12 and 06/30/12	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	44,377,711	43,352,575	42,130,679
Total liabilities and shareholders' equity	$554,644,442	$575,738,245	$553,377,575

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
For The Quarters Ended June 30,	2013	2012

Interest income
Interest and fees on loans	$5,444,092	$5,250,077
Interest on debt securities
Taxable	85,301	147,215
Tax-exempt	258,637	214,709
Dividends	15,282	20,854
Interest on federal funds sold and overnight deposits	1,537	7
Total interest income	5,804,849	5,632,862

Interest expense
Interest on deposits	733,372	866,863
Interest on federal funds purchased and other borrowed funds	20,671	94,983
Interest on repurchase agreements	33,034	33,746
Interest on junior subordinated debentures	105,326	243,564
Total interest expense	892,403	1,239,156

Net interest income	4,912,446	4,393,706
Provision for loan losses	120,000	249,999
Net interest income after provision for loan losses	4,792,446	4,143,707

Non-interest income
Service fees	627,981	587,729
Income from sold loans	451,934	450,958
Other income from loans	190,376	250,620
Net realized gains on sale of securities available-for-sale	0	41,295
Other income	250,567	202,430
Total non-interest income	1,520,858	1,533,032

Non-interest expense
Salaries and wages	1,609,601	1,542,878
Employee benefits	622,454	593,617
Occupancy expenses, net	834,161	812,580
FDIC insurance	94,388	99,101
Amortization of core deposit intangible	68,175	85,217
Other expenses	1,589,484	1,584,820
Total non-interest expense	4,818,263	4,718,213

Income before income taxes	1,495,041	958,526
Income tax expense (benefit)	256,697	(62,666)
Net income	$1,238,344	$1,021,192

Earnings per common share	$0.25	$0.20
Weighted average number of common shares
used in computing earnings per share	4,831,307	4,760,169
Dividends declared per common share	$0.14	$0.14
Book value per share on common shares outstanding at June 30,	$8.65	$8.30

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
For The Six Months Ended June 30,	2013	2012

Interest income
Interest and fees on loans	$10,651,981	$10,429,811
Interest on debt securities
Taxable	162,503	320,056
Tax-exempt	514,183	427,982
Dividends	30,361	41,587
Interest on federal funds sold and overnight deposits	7,869	3,323
Total interest income	11,366,897	11,222,759

Interest expense
Interest on deposits	1,507,142	1,770,154
Interest on federal funds purchased and other borrowed funds	43,936	186,152
Interest on repurchase agreements	69,053	66,649
Interest on junior subordinated debentures	207,069	487,129
Total interest expense	1,827,200	2,510,084

Net interest income	9,539,697	8,712,675
Provision for loan losses	326,250	500,002
Net interest income after provision for loan losses	9,213,447	8,212,673

Non-interest income
Service fees	1,186,932	1,154,345
Income from sold loans	839,525	838,169
Other income from loans	333,689	421,067
Net realized gains on sale of securities available-for-sale	0	41,295
Other income	528,904	433,133
Total non-interest income	2,889,050	2,888,009

Non-interest expense
Salaries and wages	3,266,786	2,976,598
Employee benefits	1,231,744	1,187,224
Occupancy expenses, net	1,706,064	1,685,892
FDIC insurance	197,057	209,582
Amortization of core deposit intangible	136,350	170,435
Other expenses	2,869,551	3,038,413
Total non-interest expense	9,407,552	9,268,144

Income before income taxes	2,694,945	1,832,538
Income tax expense (benefit)	414,823	(153,504)
Net income	$2,280,122	$1,986,042

Earnings per common share	$0.46	$0.40
Weighted average number of common shares
used in computing earnings per share	4,823,988	4,748,013
Dividends declared per common share	$0.28	$0.28
Book value per share on common shares outstanding at June 30,	$8.65	$8.30

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)
For The Quarters Ended June 30,	2013	2012

Net income	$1,238,344	$1,021,192

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gain on available-for-sale securities
arising during the period	(294,335)	269,725
Reclassification adjustment for gains realized in income	0	(41,295)
Net change in unrealized (loss) gain	(294,335)	228,430
Tax effect	100,074	(77,666)
Other comprehensive (loss) income, net of tax	(194,261)	150,764
Total comprehensive income	$1,044,083	$1,171,956

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)
For The Six Months Ended June 30,	2013	2012

Net income	$2,280,122	$1,986,042

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gain on available-for-sale securities
arising during the period	(318,035)	323,496
Reclassification adjustment for gains realized in income	0	(41,295)
Net change in unrealized (loss) gain	(318,035)	282,201
Tax effect	108,132	(95,948)
Other comprehensive (loss) income, net of tax	(209,903)	186,253
Total comprehensive income	$2,070,219	$2,172,295

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
For The Six Months Ended June 30,	2013	2012

Cash Flows from Operating Activities:
Net income	$2,280,122	$1,986,042
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	515,185	560,662
Provision for loan losses	326,250	500,002
Deferred income tax	(180,802)	(2,122,290)
Net gain on sale of securities available-for-sale	0	(41,295)
Net gain on sale of loans	(452,096)	(616,431)
Gain on sale of OREO	(9,728)	0
Gain on Trust LLC	(138,402)	(82,873)
Amortization of bond premium, net	236,566	290,856
Proceeds from sales of loans held for sale	8,994,253	24,080,214
Originations of loans held for sale	(8,059,570)	(24,162,240)
Increase in taxes payable	544,931	1,498,949
Decrease (increase) in interest receivable	2,848	(55,232)
Decrease in prepaid FDIC insurance assessment	775,595	192,436
(Increase) decrease in mortgage servicing rights	(126,968)	45,249
Increase in other assets	(318,581)	(728,040)
Increase in cash surrender value of bank owned life insurance	(57,205)	(61,820)
Amortization of core deposit intangible	136,350	170,435
Amortization of limited partnerships	289,140	610,470
Decrease in unamortized loan fees	(78,123)	(69,452)
Decrease in interest payable	(17,871)	(22,164)
Increase in accrued expenses	158,099	46,170
Increase in other liabilities	10,182	12,466
Net cash provided by operating activities	4,830,175	2,032,114

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	26,801,004	13,784,002
Purchases	(9,041,386)	(8,108,265)
Investments - available-for-sale
Maturities, calls, pay downs and sales	3,000,000	16,061,945
Purchases	(7,268,244)	(10,032,243)
Proceeds from redemption of restricted equity securities	388,500	287,200
Decrease in limited partnership contributions payable	(527,000)	(740,000)
Investments in limited partnerships	0	(213,830)
Increase in loans, net	(9,865,963)	(20,215,510)
Capital expenditures net of proceeds from sales of bank premises and equipment	(374,041)	(250,296)
Proceeds from sales of OREO	204,728	0
Recoveries of loans charged off	40,133	23,740
Net cash provided by (used in) investing activities	3,357,731	(9,403,257)

	2013	2012
Cash Flows from Financing Activities:
Net decrease in demand and NOW accounts	(25,775,860)	(21,045,036)
Net (decrease) increase in money market and savings accounts	(10,068,534)	2,142,623
Net increase (decrease) in time deposits	4,806,639	(3,337,141)
Net (decrease) increase in repurchase agreements	(6,752,238)	2,397,258
Net increase in short-term borrowings	22,055,000	25,825,000
Repayments on long-term borrowings	(6,000,000)	(6,000,000)
Decrease in capital lease obligations	(31,193)	(28,796)
Dividends paid on preferred stock	(40,625)	(93,750)
Dividends paid on common stock	(980,621)	(856,867)
Net cash used in financing activities	(22,787,432)	(996,709)

Net decrease in cash and cash equivalents	(14,599,526)	(8,367,852)
Cash and cash equivalents:
Beginning	29,881,840	23,464,776
Ending	$15,282,314	$15,096,924

Supplemental Schedule of Cash Paid During the Period
Interest	$1,845,071	$2,532,248

Income taxes	$0	$450,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized (loss) gain on securities available-for-sale	$(318,035)	$282,201

Loans transferred to OREO	$1,291,916	$920,198

Investments in limited partnerships
Investments in limited partnerships	$0	$(213,830)
Decrease in limited partnership contributions payable	(527,000)	(740,000)
	$(527,000)	$(953,830)

Common Shares Dividends Paid
Dividends declared	$1,349,171	$1,327,179
Increase in dividends payable attributable to dividends declared	(23,837)	(9,408)
Dividends reinvested	(344,713)	(460,904)
	$980,621	$856,867

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

Note 2. Recent Accounting Developments

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” amending Topic 210. The amendments require an entity to disclose both gross and net information about both instruments and transactions that are eligible for offset on the balance sheet and instruments and transactions that are subject to an agreement similar to a master netting arrangement. This guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods, with retrospective disclosure for all comparative periods presented. Adoption of ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 35): Testing Indefinite-Lived Intangible Assets for Impairment,” amending Topic 350. The guidance allows entities to first perform an optional qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired in order to determine whether the asset should be further evaluated under quantitative impairment testing. The guidance does not revise the requirement that indefinite-lived intangible assets be tested for impairment at least annually, or more frequently if circumstances warrant, although it does revise the examples of events and circumstances that an entity should consider during interim periods. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” This ASU improves the reporting of reclassifications out of accumulated other comprehensive income. The amendments in the ASU seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. This guidance is effective for reporting periods beginning after December 15, 2012. Adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

Note 3. Earnings per Common Share

Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period (retroactively adjusted for stock splits and stock dividends), including Dividend Reinvestment Plan shares issuable upon reinvestment of dividends declared, and reduced for shares held in treasury.

The following tables illustrate the calculation for the periods ended June 30, as adjusted for the cash dividends declared on the preferred stock:

For The Quarters Ended June 30,	2013	2012

Net income, as reported	$1,238,344	$1,021,192
Less: dividends to preferred shareholders (1)	20,312	46,875
Net income available to common shareholders	$1,218,032	$974,317
Weighted average number of common shares
used in calculating earnings per share	4,831,307	4,760,169
Earnings per common share	$0.25	$0.20

For The Six Months Ended June 30,	2013	2012

Net income, as reported	$2,280,122	$1,986,042
Less: dividends to preferred shareholders (1)	40,625	93,750
Net income available to common shareholders	$2,239,497	$1,892,292
Weighted average number of common shares
used in calculating earnings per share	4,823,988	4,748,013
Earnings per common share	$0.46	$0.40

(1) Reflects a reduction in the dividend rate paid on the preferred stock, effective January 1, 2013, from a fixed rate of 7.50% to a quarterly adjustable rate equal to the Wall Street Journal Prime Rate in effect on the first business day of the quarter.

Note 4. Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

June 30, 2013
U.S. Government sponsored enterprise (GSE) debt securities	$37,599,138	$134,273	$194,686	$37,538,725
U.S. Government securities	7,058,360	9,107	6,490	7,060,977
	$44,657,498	$143,380	$201,176	$44,599,702

December 31, 2012
U.S. GSE debt securities	$33,552,376	$247,029	$13,936	$33,785,469
U.S. Government securities	7,073,445	28,217	1,072	7,100,590
	$40,625,821	$275,246	$15,008	$40,886,059

June 30, 2012
U.S. GSE debt securities	$52,544,543	$390,057	$4,979	$52,929,621
U.S. Government securities	7,030,128	30,232	1,451	7,058,909
U.S GSE preferred stock	42,360	70,965	0	113,325
	$59,617,031	$491,254	$6,430	$60,101,855

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

June 30, 2013
States and political subdivisions	$24,105,937	$362,063	$0	$24,468,000

December 31, 2012
States and political subdivisions	$41,865,555	$425,445	$0	$42,291,000

June 30, 2012
States and political subdivisions	$24,026,422	$598,578	$0	$24,625,000

The scheduled maturities of debt securities AFS were as follows:

	Amortized	Fair
	Cost	Value
June 30, 2013
Due in one year or less	$9,667,950	$9,683,707
Due from one to five years	32,739,548	32,737,439
Due from five to ten years	2,250,000	2,178,556
	$44,657,498	$44,599,702

December 31, 2012
Due in one year or less	$4,088,947	$4,104,324
Due from one to five years	36,536,874	36,781,735
	$40,625,821	$40,886,059

June 30, 2012
Due in one year or less	$3,007,965	$3,015,864
Due from one to five years	56,566,706	56,972,666
	$59,574,671	$59,988,530

The scheduled maturities of debt securities HTM were as follows:

	Amortized	Fair
	Cost	Value*
June 30, 2013
Due in one year or less	$14,946,438	$14,946,000
Due from one to five years	3,855,882	3,947,000
Due from five to ten years	2,008,416	2,099,000
Due after ten years	3,295,201	3,476,000
	$24,105,937	$24,468,000

December 31, 2012
Due in one year or less	$32,741,241	$32,741,000
Due from one to five years	3,849,709	3,956,000
Due from five to ten years	1,916,266	2,023,000
Due after ten years	3,358,339	3,571,000
	$41,865,555	$42,291,000

June 30, 2012
Due in one year or less	$14,724,739	$14,725,000
Due from one to five years	4,082,893	4,232,000
Due from five to ten years	2,016,088	2,166,000
Due after ten years	3,202,702	3,502,000
	$24,026,422	$24,625,000

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

	Less than 12 months
	Fair	Unrealized
	Value	Loss
June 30, 2013
U.S. GSE debt securities	$14,208,511	$194,686
U.S. Government securities	2,040,234	6,490
	$16,248,745	$201,176

December 31, 2012
U.S. GSE debt securities	$8,715,492	$13,936
U.S. Government securities	1,052,639	1,072
	$9,768,131	$15,008

June 30, 2012
U.S. GSE debt securities	$3,533,963	$4,979
U.S. Government securities	2,010,281	1,451
	$5,544,244	$6,430

Debt securities in the table above consisted of 14 U.S. GSE debt securities and two U.S. Government securities at June 30, 2013, eight U.S. GSE debt securities and one U.S. Government security at December 31, 2012, and three U.S. GSE debt securities and two U.S. Government securities at June 30, 2012. The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

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

Note 5. Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans follows:

	June 30, 2013	December 31, 2012	June 30, 2012

Commercial & industrial	$57,608,840	$49,283,948	$52,696,811
Commercial real estate	138,664,212	139,807,517	131,239,549
Residential real estate - 1st lien	174,902,277	171,114,515	166,621,140
Residential real estate - Jr. lien	45,145,675	47,029,023	46,253,285
Consumer	9,491,326	10,642,151	11,370,898
	425,812,330	417,877,154	408,181,683
Deduct (add):
Allowance for loan losses	4,522,179	4,312,080	3,926,119
Deferred net loan costs	(247,624)	(169,501)	(76,703)
Loans held-for-sale	1,019,119	1,501,706	2,984,024
	5,293,674	5,644,285	6,833,440
Net Loans	$420,518,656	$412,232,869	$401,348,243

The following is an age analysis of past due loans (including non-accrual), net of loans held-for-sale, by segment:

		90 Days	Total			Non-Accrual	90 Days or More
June 30, 2013	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$572,834	$29,329	$602,163	$57,006,677	$57,608,840	$497,287	$0
Commercial real estate	1,251,943	213,084	1,465,027	137,199,185	138,664,212	1,165,336	45,653
Residential real estate - 1st lien	1,933,003	1,143,585	3,076,588	170,806,570	173,883,158	1,660,626	596,814
Residential real estate - Jr. lien	292,954	41,068	334,022	44,811,653	45,145,675	348,815	5,951
Consumer	75,781	0	75,781	9,415,545	9,491,326	0	0
Total	$4,126,515	$1,427,066	$5,553,581	$419,239,630	$424,793,211	$3,672,064	$648,418

		90 Days	Total			Non-Accrual	90 Days or More
December 31, 2012	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$782,937	$377,145	$1,160,082	$48,123,866	$49,283,948	$596,777	$0
Commercial real estate	785,890	888,179	1,674,069	138,133,448	139,807,517	1,892,195	53,937
Residential real estate - 1st lien	4,654,077	844,803	5,498,880	164,113,929	169,612,809	1,928,097	281,845
Residential real estate - Jr. lien	379,363	57,128	436,491	46,592,532	47,029,023	338,383	41,434
Consumer	132,624	844	133,468	10,508,683	10,642,151	0	844
Total	$6,734,891	$2,168,099	$8,902,990	$407,472,458	$416,375,448	$4,755,452	$378,060

		90 Days	Total			Non-Accrual	90 Days or More
June 30, 2012	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$690,163	$608,100	$1,298,263	$51,398,548	$52,696,811	$1,159,782	$31,517
Commercial real estate	403,082	2,609,864	3,012,946	128,226,603	131,239,549	3,571,542	96,622
Residential real estate - 1st lien	1,148,563	1,263,035	2,411,598	161,225,518	163,637,116	1,629,611	704,780
Residential real estate - Jr. lien	315,398	80,602	396,000	45,857,285	46,253,285	340,427	71,155
Consumer	157,491	17,131	174,622	11,196,276	11,370,898	0	17,131
Total	$2,714,697	$4,578,732	$7,293,429	$397,904,230	$405,197,659	$6,701,362	$921,205

For all loan segments, loans over 30 days are considered delinquent.

Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance. No changes in the Company’s policies or methodology pertaining to the allowance for loan losses were made during the first six months of 2013.

Unsecured loans, primarily consumer loans, are charged off when they become uncollectible and no later than 120 days past due. Unsecured loans to customers who subsequently file bankruptcy are charged off within 30 days of receipt of the notification of filing or by the end of the month in which the loans become 120 days past due, whichever occurs first. For secured loans, both residential and commercial, the potential loss on impaired loans is carried as a loan loss reserve specific allocation; the loss portion is charged off when collection of the full loan appears unlikely. The unsecured portion of a real estate loan is that portion of the loan exceeding the "fair value" of the collateral less the cost to sell. Value of the collateral is determined in accordance with the Company’s appraisal policy. The unsecured portion of an impaired real estate secured loan is charged off by the end of the month in which the loan becomes 180 days past due.

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

The following summarizes changes in the allowance for loan losses and select loan information, by portfolio segment (excluding loans held-for-sale).

For the quarter ended June 30, 2013
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$436,389	$1,763,037	$1,511,139	$386,070	$119,032	$277,717	$4,493,384
Charge-offs	(1,352)	(107,936)	(3,052)	0	(8,783)	0	(121,122)
Recoveries	792	0	3,010	60	26,056	0	29,918
Provision (credit)	79,415	42,939	16,865	28,031	(20,058)	(27,193)	120,000
Ending balance	$515,244	$1,698,040	$1,527,962	$414,161	$116,248	$250,524	$4,522,179

For the six months ended June 30, 2013
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$428,381	$1,536,440	$1,563,576	$332,556	$138,699	$312,428	$4,312,080
Charge-offs	(19,287)	(107,936)	(3,052)	0	(26,009)	0	(156,284)
Recoveries	992	0	8,636	120	30,385	0	40,133
Provision (credit)	105,158	269,536	(41,198)	81,485	(26,827)	(61,904)	326,250
Ending balance	$515,244	$1,698,040	$1,527,962	$414,161	$116,248	$250,524	$4,522,179

Allowance for loan losses
Evaluated for impairment
Individually	$0	$29,000	$121,700	$91,100	$0	$0	$241,800
Collectively	515,244	1,669,040	1,406,262	323,061	116,248	250,524	4,280,379
Total	$515,244	$1,698,040	$1,527,962	$414,161	$116,248	$250,524	$4,522,179

Loans evaluated for impairment
Individually	$305,425	$1,068,160	$1,366,685	$348,815	$0		$3,089,085
Collectively	57,303,415	137,596,052	172,516,473	44,796,860	9,491,326		421,704,126
Total	$57,608,840	$138,664,212	$173,883,158	$45,145,675	$9,491,326		$424,793,211

For the year ended December 31, 2012
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$342,314	$1,385,939	$1,578,493	$331,684	$124,779	$123,293	$3,886,502
Charge-offs	(159,309)	(57,923)	(246,237)	(135,622)	(96,491)	0	(695,582)
Recoveries	29,769	51,863	5,538	1,538	32,452	0	121,160
Provision	215,607	156,561	225,782	134,956	77,959	189,135	1,000,000
Ending balance	$428,381	$1,536,440	$1,563,576	$332,556	$138,699	$312,428	$4,312,080

Allowance for loan losses
Evaluated for impairment
Individually	$0	$0	$134,800	$39,200	$0	$0	$174,000
Collectively	428,381	1,536,440	1,428,776	293,356	138,699	312,428	4,138,080
Total	$428,381	$1,536,440	$1,563,576	$332,556	$138,699	$312,428	$4,312,080

Loans evaluated for impairment
Individually	$435,165	$1,762,615	$1,641,960	$309,606	$0		$4,149,346
Collectively	48,848,783	138,044,902	167,970,849	46,719,417	10,642,151		412,226,102
Total	$49,283,948	$139,807,517	$169,612,809	$47,029,023	$10,642,151		$416,375,448

For the quarter ended June 30, 2012
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$388,576	$1,389,368	$1,595,453	$318,075	$124,022	$136,995	$3,952,489
Charge-offs	(115,100)	(8,259)	(125,000)	0	(36,714)	0	(285,073)
Recoveries	1,268	108	366	62	6,900	0	8,704
Provision	108,779	4,966	2,842	50,802	32,706	49,904	249,999
Ending balance	$383,523	$1,386,183	$1,473,661	$368,939	$126,914	$186,899	$3,926,119

For the six months ended June 30, 2012
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$342,314	$1,385,939	$1,578,493	$331,684	$124,779	$123,293	$3,886,502
Charge-offs	(124,934)	(55,057)	(183,474)	(60,287)	(60,373)	0	(484,125)
Recoveries	2,520	863	1,823	1,418	17,116	0	23,740
Provision	163,623	54,438	76,819	96,124	45,392	63,606	500,002
Ending balance	$383,523	$1,386,183	$1,473,661	$368,939	$126,914	$186,899	$3,926,119

Allowance for loan losses
Evaluated for impairment
Individually	$0	$15,100	$144,300	$21,000	$0	$0	$180,400
Collectively	383,523	1,371,083	1,329,361	347,939	126,914	186,899	3,745,719
Total	$383,523	$1,386,183	$1,473,661	$368,939	$126,914	$186,899	$3,926,119

Loans evaluated for impairment
Individually	$985,350	$3,459,215	$1,345,724	$301,796	$0		$6,092,085
Collectively	51,711,461	127,780,334	162,291,392	45,951,489	11,370,898		399,105,574
Total	$52,696,811	$131,239,549	$163,637,116	$46,253,285	$11,370,898		$405,197,659

Impaired loans by segments were as follows:

	As of June 30, 2013
		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
	Investment	Balance	Allowance	Investment (1)	Investment (2)

With no related allowance recorded
Commercial & Industrial	$305,425	$348,569	$0	$314,456	$354,692
Commercial real estate	971,245	1,030,645	0	1,360,330	1,494,425
Residential real estate - 1st lien	897,190	1,122,551	0	953,984	977,522
Residential real estate - Jr lien	24,591	32,254	0	20,143	18,660

With an allowance recorded
Commercial & Industrial	0	0	0	0	0
Commercial real estate	96,915	96,915	29,000	200,883	133,922
Residential real estate - 1st lien	469,495	539,218	121,700	474,361	522,028
Residential real estate - Jr lien	324,224	349,871	91,100	324,436	314,261

Total
Commercial & Industrial	$305,425	$348,569	$0	$314,456	$354,692
Commercial real estate	$1,068,160	$1,127,560	$29,000	$1,561,213	$1,628,347
Residential real estate - 1st lien	$1,366,685	$1,661,769	$121,700	$1,428,345	$1,499,550
Residential real estate - Jr lien	$348,815	$382,125	$91,100	$344,579	$332,921

Total	$3,089,085	$3,520,023	$241,800	$3,648,593	$3,815,510

(1) For the quarter ended June 30, 2013
(2) For the six months ended June 30, 2013

For the year ended December 31, 2012
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

With no related allowance recorded
Commercial & industrial	$435,165	$473,664	$0	$536,973
Commercial real estate	1,762,615	2,123,371	0	2,019,449
Residential real estate - 1st lien	1,024,598	1,250,224	0	893,629
Residential real estate - Jr lien	15,694	76,680	0	34,602

With an allowance recorded
Commercial & industrial	0	0	0	232,743
Commercial real estate	0	0	0	920,842
Residential real estate - 1st lien	617,362	669,288	134,800	892,339
Residential real estate - Jr lien	293,912	319,020	39,200	295,372

Total
Commercial & industrial	$435,165	$473,664	$0	$769,716
Commercial real estate	$1,762,615	$2,123,371	$0	$2,940,291
Residential real estate - 1st lien	$1,641,960	$1,919,512	$134,800	$1,785,968
Residential real estate - Jr lien	$309,606	$395,700	$39,200	$329,974

Total	$4,149,346	$4,912,247	$174,000	$5,825,949

	As of June 30, 2012
		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
	Investment	Balance	Allowance	Investment (1)	Investment (2)

With no related allowance recorded
Commercial	$985,350	$1,098,373	$0	$711,297	$601,073
Commercial real estate	2,307,560	2,658,965	0	2,148,538	2,112,726
Residential real estate - 1st lien	701,424	924,758	0	771,255	847,776
Residential real estate - Jr lien	31,532	36,024	0	15,766	52,439

With an allowance recorded
Commercial	0	0	0	272,109	387,905
Commercial real estate	1,151,655	1,167,055	15,100	1,392,722	1,471,201
Residential real estate - 1st lien	644,300	683,961	144,300	1,058,887	1,161,093
Residential real estate - Jr lien	270,264	284,776	21,000	288,086	295,016

Total
Commercial	$985,350	$1,098,373	$0	$983,406	$988,978
Commercial real estate	$3,459,215	$3,826,020	$15,100	$3,541,260	$3,583,927
Residential real estate - 1st lien	$1,345,724	$1,608,719	$144,300	$1,830,142	$2,008,869
Residential real estate - Jr lien	$301,796	$320,800	$21,000	$303,852	$347,455

Total	$6,092,085	$6,853,912	$180,400	$6,658,660	$6,929,229

(1) For the quarter ended June 30, 2012
(2) For the six months ended June 30, 2012

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

As of the balance sheet dates, the Company was not contractually committed to lend additional funds to debtors with impaired, non-accrual or restructured loans.

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

The risk ratings within the loan portfolio by segments as of the balance sheet dates were as follows:

Total Loans

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
June 30, 2013	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$55,985,055	$131,939,691	$171,245,755	$44,215,183	$9,489,361	$412,875,045
Group B	567,569	2,321,844	178,847	461,445	0	3,529,705
Group C	1,056,216	4,402,677	2,458,556	469,047	1,965	8,388,461
Total	$57,608,840	$138,664,212	$173,883,158	$45,145,675	$9,491,326	$424,793,211

Total Loans

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
December 31, 2012	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$47,689,238	$131,643,756	$166,374,493	$46,162,420	$10,632,404	$402,502,311
Group B	593,838	4,139,367	404,752	318,248	0	5,456,205
Group C	1,000,872	4,024,394	2,833,564	548,355	9,747	8,416,932
Total	$49,283,948	$139,807,517	$169,612,809	$47,029,023	$10,642,151	$416,375,448

Total Loans
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
June 30, 2012	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$50,347,984	$119,388,434	$159,049,480	$45,302,653	$11,350,308	$385,438,859
Group B	400,125	4,660,012	412,798	321,946	0	5,794,881
Group C	1,948,702	7,191,103	4,174,838	628,686	20,590	13,963,919
Total	$52,696,811	$131,239,549	$163,637,116	$46,253,285	$11,370,898	$405,197,659

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

TDR’s by segment for the periods presented were as follows:

For the quarter and the six months ended June 30, 2013

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - Jr lien	1	$23,425	$23,425

For the year ended December 31, 2012

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial real estate	2	$1,030,645	$1,030,645
Residential real estate - 1st lien	3	200,241	205,588
Total	5	$1,230,886	$1,236,233

	For the quarter ended June 30, 2012			For the six months ended June 30, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial real estate	0	$0	$0	2	$1,030,645	$1,030,645
Residential real estate - 1st lien	1	23,944	27,336	2	147,301	152,219
Total	1	$23,944	$27,336	4	$1,177,946	$1,182,864

There were no TDRs for which there was a payment default under the restructured terms during the twelve month period ended June 30, 2013. The TDR’s for which there was a payment default during the twelve month period ended June 30, 2012 were as follows:

	Number of	Recorded
	Contracts	Investment
Commercial	3	$283,363
Commercial real estate	1	398,002
Residential real estate - 1st lien	1	107,584
Total	5	$788,949

TDRs are treated as other impaired loans and carry individual specific reserves with respect to the calculation of the allowance for loan losses. These loans are categorized as non-performing, may be past due, and are generally adversely risk rated. The TDRs that have defaulted under their restructured terms are generally in collection status and their reserve is typically calculated using the fair value of collateral method. At June 30, 2013, December 31, 2012, and June 30, 2012, the allowance related to TDRs was approximately $0, $23,000 and $0, respectively.

At June 30, 2013, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

Note 6. Goodwill and Other Intangible Assets

As a result of the merger with LyndonBank on December 31, 2007, the Company recorded goodwill amounting to $11,574,269. The goodwill is not amortizable and is not deductible for tax purposes.

The Company also recorded $4,161,000 of acquired identified intangible assets representing the core deposit intangible which is subject to amortization as a non-interest expense over a ten year period. The accumulated amortization expense was $2,933,874 and $2,627,089 as of June 30, 2013 and 2012, respectively.

Amortization expense for the core deposit intangible for the first six months of 2013 was $136,350. As of June 30, 2013, the remaining annual amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

2013	$136,345
2014	272,695
2015	272,695
2016	272,695
2017	272,696
Total remaining core deposit intangible	$1,227,126

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

Securities Available-for-Sale and Held-to-Maturity: Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds and default rates. Level 1 securities would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include federal agency securities and securities of local municipalities.

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

FASB Accounting Standards Codification (ASC) Topic 825 “Financial Instruments”, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

June 30, 2013	Level 1	Level 2	Total
Assets: (market approach)
U.S. GSE debt securities	$0	$37,538,725	$37,538,725
U.S. Government securities	7,060,977	0	7,060,977

December 31, 2012
Assets: (market approach)
U.S. GSE debt securities	$0	$33,785,469	$33,785,469
U.S. Government securities	7,100,590	0	7,100,590

June 30, 2012
Assets: (market approach)
U.S. GSE debt securities	$0	$52,929,621	$52,929,621
U.S. Government securities	7,058,909	0	7,058,909
U.S GSE preferred stock	113,325	0	113,325

There were no transfers between Levels 1 and 2 for the periods presented. There were no Level 3 assets or liabilities measured on a recurring basis as of the balance sheet dates presented.

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

Assets measured at fair value on a nonrecurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

June 30, 2013	Level 2
Assets: (market approach)
Residential mortgage servicing rights	$1,136,592
Impaired loans, net of related allowance	648,834
OREO	2,171,621

December 31, 2012
Assets: (market approach)
Residential mortgage servicing rights	$1,009,623
Impaired loans, net of related allowance	737,274
OREO	1,074,705

June 30, 2012
Assets: (market approach)
Residential mortgage servicing rights	$1,052,193
Impaired loans, net of related allowance	1,885,819
OREO	1,010,198

There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented.

The estimated fair values of the Company's financial instruments were as follows:

June 30, 2013	Carrying	Fair	Fair	Fair	Fair
	Amount	Value	Value	Value	Value
		Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$15,282	$15,282	$0	$0	$15,282
Securities held-to-maturity	24,106	0	24,468	0	24,468
Securities available-for-sale	44,600	7,061	37,539	0	44,600
Restricted equity securities	3,633	0	3,633	0	3,633
Loans and loans held-for-sale
Commercial & industrial	57,060	0	305	57,740	58,045
Commercial real estate	136,884	0	1,039	137,558	138,597
Residential real estate - 1st lien	173,272	0	1,245	177,208	178,453
Residential real estate - Jr lien	44,705	0	258	45,370	45,628
Consumer	9,369	0	0	9,851	9,851
Mortgage servicing rights	1,137	0	1,137	0	1,137
Accrued interest receivable	1,748	0	1,748	0	1,748

Financial liabilities:
Deposits
Other deposits	423,076	0	424,397	0	424,397
Brokered deposits	21,383	0	21,392	0	21,392
Federal funds purchased and short term-borrowings	22,055	0	22,055	0	22,055
Repurchase agreements	27,397	0	27,397	0	27,397
Capital lease obligations	744	0	744	0	744
Subordinated debentures	12,887	0	12,874	0	12,874
Accrued interest payable	75	0	75	0	75

December 31, 2012	Carrying	Fair	Fair	Fair	Fair
	Amount	Value	Value	Value	Value
		Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$29,882	$29,882	$0	$0	$29,882
Securities held-to-maturity	41,866	0	42,291	0	42,291
Securities available-for-sale	40,886	7,101	33,785	0	40,886
Restricted equity securities	4,021	0	4,021	0	4,021
Loans and loans held-for-sale
Commercial & industrial	48,819	0	435	49,441	49,876
Commercial real estate	138,166	0	1,763	139,175	140,938
Residential real estate - 1st lien	169,424	0	1,507	175,559	177,066
Residential real estate - Jr lien	46,661	0	271	47,484	47,755
Consumer	10,495	0	0	11,079	11,079
Mortgage servicing rights	1,010	0	1,010	0	1,010
Accrued interest receivable	1,751	0	1,751	0	1,751

Financial liabilities:
Deposits
Other deposits	460,939	0	463,168	0	463,168
Brokered deposits	14,558	0	14,559	0	14,559
Long-term borrowings	6,000	0	6,004	0	6,004
Repurchase agreements	34,150	0	34,150	0	34,150
Capital lease obligations	775	0	775	0	775
Subordinated debentures	12,887	0	13,158	0	13,158
Accrued interest payable	93	0	93	0	93

June 30, 2012	Carrying	Fair	Fair	Fair	Fair
	Amount	Value	Value	Value	Value
		Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$15,097	$15,097	$0	$0	$15,097
Securities held-to-maturity	24,026	0	24,625	0	24,625
Securities available-for-sale	60,102	7,172	52,930	0	60,102
Restricted equity securities	4,021	0	4,021	0	4,021
Loans and loans held-for-sale
Commercial & industrial	52,294	0	985	52,419	53,404
Commercial real estate	129,784	0	3,444	129,291	132,735
Residential real estate - 1st lien	165,074	0	1,202	172,487	173,689
Residential real estate - Jr lien	45,866	0	281	46,860	47,141
Consumer	11,238	0	0	11,814	11,814
Mortgage servicing rights	1,052	0	1,052	0	1,052
Accrued interest receivable	1,756	0	1,756	0	1,756

Financial liabilities:
Deposits
Other deposits	413,719	0	416,120	0	416,120
Brokered deposits	18,435	0	18,449	0	18,449
Federal funds purchased and short term-borrowings	25,825	0	25,825	0	25,825
Long-term borrowings	12,010	0	12,351	0	12,351
Repurchase agreements	24,043	0	24,043	0	24,043
Capital lease obligations	805	0	805	0	805
Subordinated debentures	12,887	0	12,207	0	12,207
Accrued interest payable	128	0	128	0	128

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the above tables.

Note 8. Loan Servicing

The following table shows the changes in the carrying amount of the mortgage servicing rights for the periods indicated:

	June 30,	December 31,	June 30,
	2013	2012	2012

Balance at beginning of year	$1,009,623	$1,097,442	$1,097,442
Mortgage servicing rights capitalized	153,106	406,807	204,042
Mortgage servicing rights amortized	(186,145)	(409,584)	(202,455)
Change in valuation allowance	160,008	(85,042)	(46,836)
Balance at end of period	$1,136,592	$1,009,623	$1,052,193

Note 9. Legal Proceedings

In the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10. Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP. On June 11, 2013, the Company declared a cash dividend of $0.14 per common share payable August 1, 2013 to shareholders of record as of July 15, 2013. This dividend, amounting to $675,669, was accrued at June 30, 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended June 30, 2013

The following discussion analyzes the consolidated financial condition of Community Bancorp. (the “Company”) and its wholly-owned subsidiary, Community National Bank (the “Bank”), as of June 30, 2013, December 31, 2012 and June 30, 2012, and its consolidated results of operations for the two interim periods presented. The Company is considered a “smaller reporting company” under applicable regulations of the Securities and Exchange Commission (“SEC”) and is therefore eligible for relief from certain disclosure requirements. In accordance with such provisions, the Company has elected to provide its interim consolidated statements of income, comprehensive income, and cash flows for two, rather than three, years.

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

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (1) general economic conditions, either nationally, regionally or locally continue to deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services; (2) competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial services industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way as to reduce the Company's margins; (4) changes in laws or government rules, including the rules of the federal Consumer Financial Protection Bureau, or the way in which courts or government agencies interpret or implement those laws or rules, increase our costs of doing business causing us to limit or change our product offerings or pricing, or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) changes in the level of nonperforming assets and charge-offs; (7) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (8) changes in consumer and business spending, borrowing and savings habits; (9) the effect of changes to the calculation of the Company’s regulatory capital ratios under the recently adopted Basel III capital framework which, among other things, will require additional regulatory capital, and change the framework for risk-weighting of certain assets; and (10) the effect of and changes in the United States monetary and fiscal policies, including the interest rate policies, regulation of the money supply by the Federal Reserve Board (“FRB”), and adverse changes in the credit rating of U.S. government debt.

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

OVERVIEW

The Company’s consolidated assets on June 30, 2013 were $554,644,442, a decrease of $21,093,803, or 3.7% from December 31, 2012, and an increase of $1,266,867, or 0.2% from June 30, 2012. The most significant changes in the balance sheet from year end are attributable to the annual municipal finance cycle, as short-term municipal loans, recorded as held-to-maturity securities, generally mature at the end of the second quarter and are not replaced until after the start of the third quarter. Municipal loans totaling $27.7 million matured on June 30, 2013, with renewals and new municipal loans of approximately $19 million recorded in July, 2013. Deposit account balances related to these loans decreased simultaneously in the amount of $16.6 million. The balances in these accounts have since increased by $19 million as the new loans were booked in July. Another $16 million in municipal operating accounts ran off as the municipalities spend down tax dollars. These decreases in deposit balances contributed to the $31,037,755, or 6.53% decrease in total deposits during the six months ended June 30, 2013. Cash decreased by $14,599,526, or 48.9% in the year-to-date comparison period to partially fund the deposit outflow. Additional funding came from an increase in borrowed funds of $16,055,000, after payoff during the first quarter of 2013 of a $6,000,000 matured long-term borrowing from the FHLBB. The entire $22,055,000 balance of borrowed funds at June 30, 2013 represented overnight federal funds. Funding was also obtained through a $5,000,000 purchase of funds through the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network during the second quarter of 2013. These funds purchased through CDARS are included in Time Deposits, $100,000 and over, accounting for nearly all of the increase in Time Deposits during the first six months of 2013. After only a modest increase in the loans during the first quarter of 2013, loans increased by $7,324,076 during the second quarter, with a total increase of $7,935,176, or 1.9% during the first six months of 2013, including increases in commercial and 1-4 family residential loans.

In the year over year comparison, deposits increased $12,305,349, or 2.9% with increases in non maturing deposits while balances in time deposits with customers have decreased. The decrease in customer time deposits is a trend that has been prevalent for several years while rates have been at all-time lows. Management believes that the low interest rates being paid on certificates of deposit and other investment products is likely causing some depositors to place their money in non-maturing products such as demand and savings accounts while awaiting an improvement in interest rates and market conditions. The increase in loans, year over year was $17,630,647, or 4.3%, with increases in commercial, including commercial real estate, and 1-4 family residential loans. The Company retained in the loan portfolio some 10 – 15 year mortgages to help maintain the level of the 1-4 family loans, while continuing to sell 30 year mortgage loans in the secondary market to manage interest rate risk. Applications for commercial loans remained strong while application for 1-4 family residential loans were down significantly at quarter end due to the increase in mortgage rates.

Interest rates have been at historically low levels for several years causing erosion of yields on earning assets. Maintaining asset yields continues to be a challenge; however during the second quarter of 2013, the Company recorded $197,072 in a recovery of interest income as a result of reclassifying a non performing loan to Other Real Estate Owned. Without this recovery, interest income would have been $5,607,777 for the second quarter compared to $5,632,862 for the same period in 2012, a decrease of $25,085. While interest income, before the adjustment, decreased in the second quarter of 2013 compared to the second quarter of 2012, that decrease was more than offset by a larger decrease in interest expense. The lower interest expense was attributed to a combination of the decrease in interest paid on deposits and a decrease in interest paid on borrowings, including the Company’s junior subordinated debentures. The decrease in interest paid on the debentures is due to a scheduled rate adjustment, which resulted in a decrease of $138,238 for the second quarter of 2013 and $280,060 year over year. The decrease in interest paid on deposits is attributable to a decrease in the average rate paid on interest bearing liabilities as customer funds shift out of higher yielding CDs to lower yielding demand and savings accounts. The combined effects of these changes resulted in an increase of $871,428 in tax-equivalent net interest income. The yield on the 10-year Treasury bond has been rising recently after being stuck near historic lows ever since the recession. While this rally in the bond market resulted in an increase in long term interest rates, economic data continues to indicate that policy makers are likely to keep short-term interest rates low through sometime in 2015, creating a steeper yield curve than what we have seen in recent years.

Net income for the second quarter of 2013 was $1,238,344, or $0.25 per common share, compared to $1,021,192, or $0.20 per common share for the same period in 2012, an increase of 21.3%. Total non-interest income decreased slightly during the first quarter of 2013 compared to the first quarter 2012. One of the components of non-interest income is income generated from selling loans in the secondary market. For several years, the Federal Reserve’s efforts to stimulate the real estate market by keeping mortgage interest rates low provided for several refinancing cycles which continued through 2012. The momentum of this cycle has slowed and mortgage business declined during the first six months of 2013 causing a decrease in fee income from the sale of residential loans in the secondary market. During the second quarter of 2013 mortgage activity resulted in originations of $8,542,157 compared to $12,175,278 for the second quarter of 2012 providing points and premiums from the sales of these mortgages of $207,110 and $326,814, respectively. These decreases were offset by an improvement in the balance of the impairment of the mortgage servicing rights so far in 2013 of $160,008 versus a negative adjustment of $46,836 in 2012, resulting in net gains from the sales of mortgages of $451,934 for the second quarter of 2013 compared to $450,958 for the second quarter of 2012. Operating expenses for the quarter were relatively stable resulting in an increase of 1.1% over the second quarter of 2012. Please refer to the Non-interest Income and Expense sections for more information.

On June 11, 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable on August 1, 2013 to shareholders of record on July 15, 2013. The Company is focused on increasing the profitability of the balance sheet, and prudently managing operating expenses and risk, particularly credit risk, in order to remain a well-capitalized bank in this challenging economic environment.

National economic data for the second quarter reported low GDP growth and disappointing news on retail sales and production suggesting that inflation remains contained. The housing outlook however is improving with low inventory of for-sale homes and construction spending growing steadily. Builders, however, are challenged with being able to respond to the rising demand for new homes due to difficulties in obtaining construction credit due to overly restrictive mortgage lending rules and construction costs that are increasing at a faster pace than appraised values. Although employment has continued to expand at a moderate pace, the unemployment rate remains elevated. The recent comments at the meeting of the FOMC indicated that it may start to taper its bond purchases if economic performance warrants, but suggested that it was not considering an exit any time soon. Nevertheless, these comments cause the average fixed mortgage rates to spike to 2011 levels. Despite the recent increases in mortgage rates, national data suggests that homebuyer affordability remains strong for the typical family in most parts of the country, which should help fuel the ongoing housing recovery.

More locally, economic indicators in Vermont, such as the unemployment rate and employment by industry, are more positive. According to the State of Vermont Department of Labor, the seasonally adjusted unemployment rate in Vermont is currently 4.4%, down from the annual 2012 rate of 5.0% and well below the national average of 7.6%. State economist Jeff Carr recently reported that of the six New England states, Vermont’s economic recovery is only behind Massachusetts, and he predicts that prerecession employment levels will return in the next six to twelve months. On a statewide basis job growth has been centered in the trade, transportation, utility and government sectors. Vermont’s construction sector is ranked one of the lowest for job growth, and with post-tropical storm Irene projects now complete, forecasts for construction jobs are less than optimistic. Federal spending cuts, i.e. sequestrations, are hampering the New England economy as a whole, but economists say that continued strength in the “Vermont” brand has helped recovery in the manufacturing sector. The Vermont housing market has continued to strengthen, and the tide is beginning to shift from a buyer’s market to a more level playing field. Although the 2012 through 2013 snowfall was greater than in 2011-2012, the season was short and snowfall did not return to historical levels. Those businesses impacted by winter weather, lodging, restaurants, winter recreation dealers, retailers and suppliers may continue to struggle. Other retail and service businesses reported stronger results for 2012 and were cautiously optimistic going into 2013. The entire state experienced record early summer rain that made it tough on weather-dependent businesses. It is too early to tell how the wet start to the summer season will impact the hospitality and recreational sector. In Central Vermont, the Company’s growth market, ongoing downtown revitalization and improvement projects are bringing energy and economic growth to the area. Several workforce anchors in the region continue to provide stable operations and employment to the area including Green Mountain Coffee Roasters which employs an estimated 500 employees throughout Washington and Chittenden Counties and which just announced that it has reached a minimum five year agreement with Starbucks Coffee Company to manufacture, market, distribute and sell Starbuck’s single serve Keurig packs. Technology, financial services and light manufacturing, particularly of specialty artisan foods, continue to be the economic leaders throughout Central Vermont.

A positive addition to Northern Vermont is a multi-phase expansion project of an Orleans County ski area, where construction of two hotels, a hockey arena, an indoor water park and a golf clubhouse has transformed the ski resort and golf course to a year-round indoor and outdoor recreation and wedding destination resort. This project initially injected nearly $100 million of construction funding into the local economy over the last two years utilizing Federal EB5 program capital from foreign investors. A second project upgraded snowmaking and will soon begin construction of new hotels at another local ski resort in Caledonia County. It was recently announced that further investments of EB5 capital are intended to be utilized for several projects in the region including a bio-tech manufacturing and research facility, a window manufacturing plant, a water-front hotel and conference center, and a major revitalization project for downtown Newport with construction to take place between late 2013 and 2015. Separate from the EB5 projects, it was announced recently that a Vermont developer has committed to bringing a Wal-Mart Super Store to Orleans County. Furthermore, the area recently received status as a foreign trade zone, propelling a major renovation project at the local airport, including an aviation flight school and small plane manufacturing plant in Newport. The projects that are underway have created jobs and boosted economic activity in the area.

The regulatory environment continues to increase operating costs and place extensive burden on personnel resources to comply with a myriad of legal requirements, including those under the Dodd-Frank Act of 2010, the Sarbanes-Oxley Act of 2002, the USA Patriot Act, the Bank Secrecy Act, the Real Estate Settlement Procedures Act and the Truth in Lending Act, and the new Basel III capital framework. It is unlikely that these administrative costs and burdens will moderate in the future.

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

RESULTS OF OPERATIONS

The Company’s net income for the second quarter of 2013 was $1,238,344, representing an increase of $217,152 or 21.3% over net income of $1,021,192 for the second quarter of 2012. This resulted in earnings per common share of $0.25 and $0.20, respectively. Net income for the first six months of 2013 increased $294,080 or 14.8% to $2,280,122 compared to $1,986,042 for the same period in 2012. Core earnings (net interest income) for the second quarter of 2013 increased $518,740 or 11.8%, compared to the second quarter of 2012, and the six months figures show an increase of $827,022 or 9.5% for 2013 compared to 2012. Despite continued pressure on the net interest margin and spread in this persistently low interest rate environment, the Company was pleased with these increases. To offset this pressure, the Company shifted assets from lower yielding taxable investments to loans. Contributing to the $171,987 or 3.1% increase in interest income for the second quarter of 2013 over 2012 and the $144,138 or 1.3% increase for the first six months of 2013 compared to 2012 was a recovery of interest income in the amount of $197,072 on a non performing loan as a result of reclassifying the loan to Other Real Estate Owned. Although total deposits increased $12,305,349 or 2.9% year over year, interest expense on deposits, the major component of total interest expense, decreased $133,491 or 15.4% between quarterly periods and $263,012 or 14.9% for the six month comparison periods, which are both attributable to a decrease in the rates paid on interest-bearing deposit accounts. In terms of dollars, the rate change on the Company’s junior subordinated debentures was of greater impact than lower interest cost on deposits. The rate paid on these debentures repriced from a fixed rate of 7.56% through December 15, 2012, to a quarterly adjustable floating rate equal to the 3-month London Interbank Offered Rate (LIBOR) plus 2.85%, or 3.130% for the second quarter of 2013. This translates to a decrease in interest expense of $138,238 or 56.8% for the second quarter of 2013, compared to the second quarter of 2012, and a decrease of $280,060 or 57.5% year over year. The Company recorded a provision for loan losses of $120,000 for the second quarter of 2013 and $326,250 for the first six months of 2013 compared to $249,999 for the second quarter of 2012 and $500,002 for the first six months of 2012, resulting in decreases of $129,999 or 52.0% and $173,752 or 34.8%, respectively. Non-interest income decreased $12,174 or 0.8% for the second quarter of 2013 compared to the second quarter of 2012, while a modest increase of $1,041 or 0.04% is noted year over year. Non-interest expense increased $100,050 or 2.1% for the second quarter in 2013 compared to the same quarter in 2012, with figures of $4,818,263 and $4,718,213, respectively. Non-interest expense also increased for the six month comparison periods with an increase of $139,408 or 1.5% and figures of $9,407,552 for 2013 and $9,268,144 for 2012. The section below labeled Non-Interest Income and Non-Interest Expense provides a more detailed discussion on the significant components of these two items.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized for the comparison periods.

For the quarter ended June 30,	2013	2012

Return on Average Assets	0.88%	0.77%
Return on Average Equity	11.23%	9.74%

For the six months ended June 30,	2013	2012

Return on Average Assets	0.81%	0.74%
Return on Average Equity	10.48%	9.58%

The following table summarizes the earnings performance and certain balance sheet data of the Company for the 2013 and 2012 comparison periods.

SELECTED FINANCIAL DATA (Unaudited)

Balance Sheet Data	June 30,	December 31,
	2013	2012

Net loans*	$421,537,775	$413,734,575
Total assets	554,644,442	575,738,245
Total deposits	444,459,104	475,496,859
Borrowed funds	22,055,000	6,000,000
Total liabilities	510,266,731	532,385,670
Total shareholders' equity	44,377,711	43,352,575
*includes loans held-for-sale

Six Months Ended June 30,	2013	2012

Operating Data
Total interest income	$11,366,897	$11,222,759
Total interest expense	1,827,200	2,510,084
Net interest income	9,539,697	8,712,675

Provision for loan losses	326,250	500,002
Net interest income after provision for loan losses	9,213,447	8,212,673

Non-interest income	2,889,050	2,888,009
Non-interest expense	9,407,552	9,268,144
Income before income taxes	2,694,945	1,832,538
Applicable income tax expense (benefit)(1)	414,823	(153,504)

Net Income	$2,280,122	$1,986,042

As of or for the six months ended June 30,	2013	2012

Per Common Share Data

Earnings per common share	$0.46	$0.40
Dividends declared per common share	$0.28	$0.28
Book value per common shares outstanding	$8.65	$8.30
Weighted average number of common shares outstanding	4,823,988	4,748,013
Number of common shares outstanding	4,841,679	4,776,527

(1) Applicable income tax expense (benefit) includes the income tax effect, assuming a 34% tax rate, on securities gains which totaled $0 and $41,295 for the six months ended June 30, 2013 and 2012, respectively.

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

The Company’s tax-exempt interest income is entirely derived from its municipal investments, which comprised the entire held-to-maturity portfolio of $24,105,937 at June 30, 2013, and $24,026,422 at June 30, 2012.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the six month comparison periods of 2013 and 2012.

For the Six Months Ended June 30,	2013	2012

Net interest income as presented	$9,539,697	$8,712,675
Effect of tax-exempt income	264,882	220,476
Net interest income, tax equivalent	$9,804,579	$8,933,151

The following table presents average earning assets and average interest-bearing liabilities supporting earning assets. Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the 2013 and 2012 comparison periods.

	For the Six Months Ended June 30,
	2013			2012
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets

Loans (1)	$419,786,238	$10,651,981	5.12%	$396,786,437	$10,429,811	5.29%
Taxable investment securities	43,873,434	162,503	0.75%	67,568,304	320,056	0.95%
Tax-exempt investment securities	42,461,107	779,065	3.70%	32,981,207	648,458	3.95%
Sweep and interest earning accounts	5,213,117	7,869	0.30%	6,371,556	3,323	0.10%
Other investments (4)	4,167,952	30,361	1.47%	4,520,390	41,587	1.85%
Total	$515,501,848	$11,631,779	4.55%	$508,227,894	$11,443,235	4.53%

Interest-Bearing Liabilities

NOW	$115,871,187	$155,767	0.27%	$108,083,964	$170,726	0.32%
Money market accounts	92,909,765	503,272	1.09%	74,969,730	345,905	0.93%
Savings deposits	67,847,270	51,416	0.15%	63,695,053	50,561	0.16%
Time deposits	124,751,920	796,686	1.29%	137,516,778	1,202,962	1.76%
Federal funds purchased and
other borrowed funds	4,929,105	13,252	0.54%	22,221,489	153,070	1.39%
Repurchase agreements	30,110,438	69,053	0.46%	24,862,350	66,649	0.54%
Capital lease obligations	756,678	30,685	8.11%	816,437	33,082	8.10%
Junior subordinated debentures	12,887,000	207,069	3.24%	12,887,000	487,129	7.60%
Total	$450,063,363	$1,827,200	0.82%	$445,052,801	$2,510,084	1.13%

Net interest income		$9,804,579			$8,933,151
Net interest spread (2)			3.73%			3.40%
Net interest margin (3)			3.84%			3.53%

(1)
Included in gross loans are non-accrual loans with an average balance of $4,368,172 and $7,571,881 for the six months ended June 30, 2013 and 2012, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses and include loans held-for-sale.

(2)	Net interest spread is the difference between the average yield on average earning assets and the average rate paid on average interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average earning assets.
(4)
Included in other investments is the Company’s FHLBB Stock with an average balance of $3,192,802 and $3,545,240, respectively, for the first six months of 2013 and 2012, and dividend payout rates of approximately 0.40% and 0.31%,  respectively, per quarter.

The average volume of earning assets for the first six months of 2013 increased $7,273,954 or 1.4% compared to the same period of 2012, and the average yield increased two basis points. The average volume of loans increased $22,999,801 or 5.8%, while the average yield decreased 17 basis points. Interest earned on the loan portfolio equaled 91.6% of total interest income for the first six months of 2013 and 91.1% for the 2012 comparison period. The average volume of the taxable investment portfolio (classified as available-for-sale) decreased $23,694,870 or 35.1% for the same period, and the average yield decreased 20 basis points. The Company sold a portion of its taxable investment portfolio to help fund loan growth throughout 2012 and into 2013 and pay off a portion of its borrowings, accounting for the decrease in these funds. The average volume of the tax-exempt investment portfolio (classified as held-to-maturity) increased $9,479,900 or 28.7% between periods, while the average tax equivalent yield decreased 25 basis points. Interest earned on tax-exempt investments (which is presented in the table on a tax equivalent basis) comprised 6.7% of total interest income for the first six months of 2013 compared to 5.7% for the same period in 2012.

In comparison, the average volume of interest-bearing liabilities for the first six months of 2013 increased $5,010,562 or 1.1% over the 2012 comparison period, while the average rate paid on these liabilities decreased 31 basis points. The average volume of NOW accounts increased $7,787,223 or 7.2% and money market funds increased $17,940,035 or 23.9%, while the average rate paid decreased five basis points on NOW accounts and increased 16 basis points on money market funds. The average volume carried in the Company’s money market product, an insured cash sweep account (ICS) offered through Promontory Interfinancial Network, increased $3,436,816 year over year from $12,385,337 in 2012 to $15,822,153 in 2013. Although this product has brought in some new funds, most of the interest has come from the Company’s Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network customers looking for alternatives to placing their money in time deposit accounts that are not as liquid. The average volume of time deposits decreased $12,764,858 or 9.3%, and the average rate paid on time deposits decreased 47 basis points. Interest paid on time deposits comprised 43.6% and 47.9%, respectively, of total interest expense for the first six months of 2013 and 2012. The average volume of federal funds purchased and other borrowed funds decreased $17,292,384 or 77.8% and the average rate paid decreased 85 basis points for the first six months of 2013 compared to the same period in 2012. The decrease in average volume was attributable to matured advances as well as prepayment on a borrowing scheduled to mature in 2015.

The prolonged low interest rate environment has resulted in continued pressure on the Company’s net interest spread and margin. The Company’s earning assets are being replaced and repricing to lower interest rates, while the opportunity to reduce rates further on non-maturing interest-bearing deposits is more limited, given the already low rates paid on deposits. Between the six month comparison periods of 2013 and 2012, the average yield on interest earning assets increased two basis points, however this was due to the effect of an interest income adjustment of $197,072 mentioned in the overview, while the average rate paid on interest bearing liabilities decreased 31 basis points. The decrease in interest expense was attributable in large part to the decrease in both volume and rate paid on time deposits. The repricing of the junior subordinated debentures, which is discussed in the Results of Operations, was another contributing factor to the decrease in interest expense and in the average rate paid on interest-bearing liabilities. The cumulative results of all these changes were increases of 33 basis points in the net interest spread and 31 basis points in net interest margin.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first six months of 2013 and 2012 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense

	Variance	Variance
	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$(382,850)	$605,020	$222,170
Taxable investment securities	(69,428)	(88,125)	(157,553)
Tax-exempt investment securities	(55,598)	186,205	130,607
Sweep and interest earning accounts	6,269	(1,723)	4,546
Other investments	(8,657)	(2,569)	(11,226)
Total	$(510,264)	$698,808	$188,544

Average Interest-Bearing Liabilities
NOW	$(27,350)	$12,391	$(14,959)
Money market accounts	74,402	82,965	157,367
Savings deposits	(2,449)	3,304	855
Time deposits	(324,619)	(81,657)	(406,276)
Federal funds purchased and other borrowed funds	(93,512)	(46,306)	(139,818)
Repurchase agreements	(11,688)	14,092	2,404
Capital lease obligations	6	(2,403)	(2,397)
Junior subordinated debentures	(280,060)	0	(280,060)
Total	$(665,270)	$(17,614)	$(682,884)

Changes in net interest income	$155,006	$716,422	$871,428

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income: Non-interest income decreased slightly for the second quarter comparison periods and increased slightly for the six month comparison periods with the significant changes noted in the following. Other income from loans decreased $60,244 or 24.0% for the second quarter of 2013 compared to the same period in 2012 and $87,378 or 20.8% for the first six months of 2013 compared to the first six months of 2012 due primarily to a decrease in residential real estate loan activity, including a decrease in secondary market sales. Income generated through documentation fees on residential real estate loans for the second quarter of 2013 was $69,126 compared to $97,820 for the second quarter of 2012 and $132,621 for the first six months of 2013 compared to $187,874 for the same period in 2012. As mentioned earlier, the Company sold some investments from its available-for-sale portfolio during the second quarter of 2012 resulting in a gain of $41,295 compared to no gains realized during the same quarter in 2013. Offsetting these decreases were increases in both Service Fees and Other Income in both comparison periods. Service fees increased $40,252 or 6.9% for the second quarter of 2013 compared to the same period in 2012 and $32,587 or 2.8% for the first six months of 2013 compared to the same period in 2012. The Company changed the structure of various demand deposit accounts, including implementation of a different service fee, accounting for the increase in service fees. Other income increased $48,137 or 23.8% for the second quarter of 2013 compared to the second quarter of 2012 and $95,771 or 22.1% year over year. Increases of $25,622 for the second quarter of 2013 compared to the same quarter in 2012 and $55,529 year over year from the Company’s trust and investment management affiliate, CFSG, together with $38,650 in rental income on OREO for the first six months of 2013 helped to offset decreases in various components of other income in each of the comparison periods. While rental of OREO properties is not a normal practice for the Company, it was deemed appropriate on a condominium unit in Stowe, Vermont to help offset expenses associated with this property while it is on the market for sale.

Non-interest Expense: Non-interest expense noted significantly larger changes in the quarterly and six month comparison periods with an increase of $100,050 or 2.1% for the second quarter of 2013 compared to the second quarter of 2012 as well as an increase of $139,408 or 1.5% year over year. The most significant increase was in salaries and wages with an increase of $66,723 or 4.3% for the second quarter of 2013 compared to the same quarter in 2012 and $290,188 or 9.8% for the first six months of 2013 compared to the same period in 2012 which was due in part to normal salary increases as well as a difference in the number of payroll periods in March of 2013. Employee benefits increased accordingly with increases totaling $28,837 or 4.9% and $44,520 or 3.8% for the respective second quarter and six months comparison periods. Other expenses increased $4,664 or 0.3% for the second quarter of 2013 compared to the second quarter of 2012, but decreased $168,862 or 5.6% year over year. The Company’s state deposit tax increased $74,415 or 60.1% for the second quarter of 2013 compared to the same quarter in 2012 and $78,274 or 31.2% for the first six months of 2013 compared to the same period in 2012 as a result of an increase in deposit accounts throughout the comparison periods, as well as an accrual adjustment to reflect these increases. Expenses associated with the Company’s OREO properties increased $46,277 quarter over quarter and $59,822 year over year. These increases, along with other smaller increases in various expense accounts offset a portion of the decreases in the respective comparison periods. Amortization expense associated with the Company’s investment in limited partnerships accounted for the biggest decrease totaling $176,094 or 59.6% for the second quarter comparison periods and $352,188 or 59.6% for the six months comparison periods. This decrease between periods is attributable to the amortization in 2012 of two significant historic tax credits with no similar credits available during the first six months of 2013. The amortization of the core deposit intangible associated with the LyndonBank acquisition decreased $17,042 or 20% for the second quarter of 2013 compared to the second quarter of 2012 with figures of $68,175 and $85,217, respectively. For the six month comparison period the amortization expense decreased $34,085 or 20% with figures of $136,350 for 2013 compared to $170,435 for 2012.

Losses relating to various limited partnership investments for affordable housing in our market area constitute the largest portion of other expenses, accounting for the largest portion of the decrease in non-interest expense. These losses for the second quarter of 2013 and 2012 amounted to $119,223 and $295,317, respectively and for the first six months of 2013 and 2012 amounted to $238,446 and $590,634, respectively. These investments provide tax benefits, including tax credits, and are designed to provide an effective yield between 8% and 10%. Losses relating to the Company’s New Market Tax Credit (NMTC) investment for the second quarter of 2013 were recorded as $25,347 compared to $9,918 for the second quarter of 2012 and $50,694 for the first six months of 2013 compared to $19,836 for the same period in 2012, with tax credits amounting to $28,174 for both quarters and $56,348 for both year to date periods. The Company amortizes these investments under the effective yield method.

APPLICABLE INCOME TAXES

The provision for income taxes increased from a tax benefit to a tax expense in both comparison periods with a benefit of $62,666 for the second quarter of 2012 compared to an expense of $256,697 for the second quarter of 2013, and a benefit of $153,504 for the first six months of 2012 to an expense of $414,823 for the first six months of 2013. The change from benefit to expense is due in part to an increase in net income before taxes of $536,515 for the quarter and $862,407 for the first six months, as well as the decrease in tax credits totaling $162,849 for the second quarter and $325,698 year over year.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	June 30, 2013		December 31, 2012		June 30, 2012
Assets
Loans (gross)*	$425,812,330	76.77%	$417,877,154	72.58%	$408,181,683	73.76%
Securities available-for-sale	44,599,702	8.04%	40,886,059	7.10%	60,101,855	10.86%
Securities held-to-maturity	24,105,937	4.35%	41,865,555	7.27%	24,026,422	4.34%
*includes loans held-for-sale

	June 30, 2013		December 31, 2012		June 30, 2012
Liabilities
Time deposits	$126,332,703	22.78%	$121,526,064	21.11%	$134,124,211	24.24%
Savings deposits	69,841,359	12.59%	65,216,698	11.33%	67,184,458	12.14%
Demand deposits	69,212,564	12.48%	72,956,097	12.67%	65,966,687	11.92%
NOW	106,791,838	19.25%	128,824,165	22.38%	99,227,534	17.93%
Money market accounts	72,280,640	13.03%	86,973,835	15.11%	65,650,865	11.86%
Federal funds purchased	22,055,000	3.98%	0	0.00%	25,825,000	4.67%
Long-term borrowings	0	0.00%	6,000,000	1.04%	12,010,000	2.17%

The Company's loan portfolio increased throughout the comparison periods with increases of $7,935,176 or 1.9%, from December 31, 2012 to June 30, 2013, and $17,630,647 or 4.3%, year over year. This increase is due in part to strong commercial loan growth during 2012 and into the first 6 months of 2013 as well as the Company’s decision to continue to hold some 10-15 year fixed rate residential mortgages in-house, rather than selling them into the secondary market. Securities available-for-sale increased $3,713,643 or 9.1% from December 31, 2012 to June 30, 2013, while a decrease of $15,502,153 or 25.8% is recognized year over year. During the second and third quarters of 2012 as loan demand increased, securities available-for-sale were sold to help fund loan growth. Securities held-to-maturity decreased $17,759,618 or 42.4% during the first six months of 2013, and with only a slight increase of $79,515 or 0.3% year over year. As noted in prior 2nd quarter reports, the decrease in this portfolio year to date is cyclical in nature due to the municipal investments that mature June 30th which is the end of the annual municipal finance cycle in Vermont.

Total deposits decreased $31,037,755 or 6.5% from December 31, 2012 to June 30, 2013 and increased $12,305,349 or 2.9% year over year. Time deposits increased $4,806,639 or 4.0% from December 31, 2012 to June 30, 2013 due to a one-way CDARS balance, but decreased $7,791,508 or 5.8% year to year. Management believes this decrease in time deposits is partially attributable to the low rate environment as customers place their funds in non-maturing deposit accounts while searching for higher paying investments. Savings deposits increased throughout the comparison period with increases of $4,624,661 or 7.1% year to date and $2,656,901 or 4.0% year to year. Demand deposits decreased $3,743,533 or 5.1% during the first six months of 2013, but increased $3,245,877 or 4.9% year to year. NOW accounts followed the same pattern with a decrease of $22,032,327 or 17.1% during the first six months of 2013, and an increase of $7,564,304 or 7.6% year to year. Seasonal fluctuations in business checking accounts resulted in a decrease of $4,266,434 or 9.4% during the first six months of 2013, making up the entire decrease in demand deposits, while a decrease in government agency accounts in the amount of $16,302,408 or 49.5% and a decrease of $5,250,267 or 21.6% in the account held by the Company’s affiliate, Community Financial Services Group (CFSG), accounted for most of the decrease in NOW accounts during the first six months of 2013. Money market accounts decreased $14,693,195 or 16.9% for the first six months of 2013, while an increase of $6,629,774 or 10.1% is noted from June 30, 2012 to June 30, 2013. The municipal accounts decreased $16,608,723 or 62.0% for the first six months of 2013 which is related to the annual finance cycle of the municipal customers. Year to year, the municipal accounts increased $1,404,514 or 16.0% contributing to a portion of the increase in money market accounts and the remaining increase split between our regular money market accounts and the Company’s insured cash sweep (“ICS”) accounts, with increases of $3,379,820 or 7.8% and $1,845,440 or 13.7%, respectively. Once again, the increases in the non-arbitrage accounts are related to the annual finance cycle of the municipal customers, while the increase in the ICS accounts is primarily a shift of funds from other deposit accounts. The Company began borrowing overnight funds during the end of the first quarter to help fund loan growth during the first six months of 2013 and to cover the temporary decrease in the municipal deposit accounts, to end this period at a balance of $22,055,000. The Company paid off a $6,000,000 long-term FHLBB borrowing in January of 2013 accounting for the $0 balance in long-term borrowings at June 30, 2013.

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

The residential mortgage portfolio continues to be the largest segment of the loan portfolio. The severity and depth of the latest recession and slow economic recovery saw the greatest degree of collection and foreclosure activity and losses in this segment of the portfolio. Delinquencies and losses, however, were not experienced to the extent of national peers as the Company maintains a mortgage loan portfolio of traditional mortgage products and had not engaged in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. While real estate values had declined in the Company’s market area, the sound underwriting standards historically employed by the Company mitigated the trends in defaults and property surrenders experienced elsewhere. Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (“PMI”). A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. Junior lien home equity products make up 21% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The residential mortgage portfolio has had satisfactory performance in light of the depth of the latest recession and the slow recovery; portfolio performance improved through 2012 and into 2013.

Risk in the Company’s commercial and commercial real estate loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the U.S. Small Business Administration and USDA Rural Development. At June 30, 2013, the Company had $26,196,517 in guaranteed loans with guaranteed balances of 20,833,772, compared to $24,676,611 in guaranteed loans with guaranteed balances of $19,787,843 at December 31, 2012 and $27,031,163 in guaranteed loans with guaranteed balances of $21,833,731 at June 30, 2012.

The Company’s strategy is to continue growing the commercial and commercial real estate portfolios. Consistent with the strategic focus on commercial lending, commercial and industrial loans noted solid growth during the second quarter, with commercial real estate loan balances remaining higher year over year. Growth continued in the residential mortgage first lien portfolio with the Company continuing to holding rather than sell some of its 10 and 15 year fixed rate residential mortgage originations.

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	June 30, 2013		December 31, 2012		June 30, 2012
	Total Loans	% of Total	Total Loans	% of Total	Total Loans	% of Total

Commercial & industrial	$57,608,840	13.53%	$49,283,948	11.79%	$52,696,811	12.91%
Commercial real estate	138,664,212	32.56%	139,807,517	33.46%	131,239,549	32.15%
1 - 4 family residential - 1st lien	174,902,277	41.08%	171,114,515	40.95%	166,621,140	40.82%
1 - 4 family residential - Jr lien	45,145,675	10.60%	47,029,023	11.25%	46,253,285	11.33%
Consumer	9,491,326	2.23%	10,642,151	2.55%	11,370,898	2.79%
Total gross loans	425,812,330	100.00%	417,877,154	100.00%	408,181,683	100.00%
Deduct (add):
Allowance for loan losses	4,522,179		4,312,080		3,926,119
Unearned loan fees	(247,624)		(169,501)		(76,703)
Loans held-for-sale	1,019,119		1,501,706		2,984,024
	5,293,674		5,644,285		6,833,440
Net loans	$420,518,656		$412,232,869		$401,348,243

The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure. With the economic recovery continuing, the levels of both Group B (Management Involved) and Group C (Unacceptable Risk) loans (as defined in Note 5 to the Company’s unaudited interim consolidated financial statements) showed gradual improvement through 2012 and thus the loan loss reserve factors for trends in delinquency and non-accrual loans and criticized and classified were gradually decreased. Alternatively, qualitative factors have been increased to account for growth in the loan portfolio. Strong commercial loan volume and the migration of some past due residential loans to later stage delinquency resulted in increases in the associated loan loss reserve qualitative factors.

The Company’s non-performing assets decreased $283,886 or 4.6% during the first six months of 2013. The improvement in non-performing loans is principally due to resolution of loans through foreclosure actions and collateral liquidations. Claims receivable on related government guarantees were $334,483 at June 30, 2013.

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

As of the consolidated balance sheet dates, non-performing assets were made up of the following:

	June 30, 2013		December 31, 2012
		Percent		Percent
	Balance	of Total	Balance	of Total

Loans past due 90 days or more and still accruing (1)
Commercial real estate	$45,653	0.70%	$53,937	0.87%
Residential real estate - 1st lien	596,814	9.20%	281,845	4.54%
Residential real estate - Jr lien	5,951	0.09%	41,434	0.67%
Consumer	0	0.00%	844	0.01%
Total	648,418	9.99%	378,060	6.09%

Non-accrual loans (1)
Commercial & industrial	497,287	7.66%	596,777	9.61%
Commercial real estate	1,165,336	17.95%	1,892,195	30.48%
Residential real estate - 1st lien	1,660,626	25.58%	1,928,097	31.06%
Residential real estate - Jr lien	348,815	5.37%	338,383	5.45%
Total	3,672,064	56.56%	4,755,452	76.60%

Other real estate owned	2,171,621	33.45%	1,074,705	17.31%

Total	$6,492,103	100.00%	$6,208,217	100.00%

(1) No commercial & industrial loans were past due 90 days or more and still accruing and no consumer loans were in a non-accrual status as of the consolidated balance sheet dates.

As of the balance sheet dates, the Company was not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

The Company’s OREO portfolio at June 30, 2013 consisted of nine properties acquired through the normal foreclosure process. One residential property and one commercial property were sold during the first quarter of 2013. During the second quarter, the Company took possession of three commercial real estate properties and one residential property increasing OREO by $1,291,916 to $2,171,621; the sale of a commercial real estate property is in process and is expected to return the OREO portfolio balance to approximately the 2012 ending balance during the third quarter of 2013.

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

When establishing the allowance each quarter the Company applies a combination of historical loss factors and qualitative factors to loan classes including residential first and junior lien mortgages, commercial real estate, commercial and industrial, and consumer loan portfolios. No changes were made to the allowance methodology during the first six months of 2013. The Company will shorten or lengthen its look back period for determining average portfolio historical loss rates as the economy either contracts or expands; during a period of economic contraction a shortening of the look back period may more conservatively reflect the current economic climate. The highest loss rates experienced for the look back period are applied to the various segments in establishing the allowance.

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

The following table summarizes the Company's loan loss experience for the six months ended June 30,

	2013	2012

Loans outstanding, end of period*	$425,812,330	$408,181,683
Average loans outstanding during period*	$419,786,238	$396,786,437
Non-accruing loans, end of period	$3,672,064	$6,701,362
Non-accruing loans, net of government guarantees	$3,406,999	$4,047,738

Allowance, beginning of period	$4,312,080	$3,886,502
Loans charged off:
Commercial & industrial	(19,287)	(124,934)
Commercial real estate	(107,936)	(55,057)
Residential real estate - 1st lien	(3,052)	(183,474)
Residential real estate - Jr lien	0	(60,287)
Consumer loans	(26,009)	(60,373)
Total loans charged off	(156,284)	(484,125)
Recoveries:
Commercial & industrial	992	2,520
Commercial real estate	0	863
Residential real estate - 1st lien	8,636	1,823
Residential real estate - Jr lien	120	1,418
Consumer loans	30,385	17,116
Total recoveries	40,133	23,740
Net loans charged off	(116,151)	(460,385)
Provision charged to income	326,250	500,002
Allowance, end of period	$4,522,179	$3,926,119

Net charge offs to average loans outstanding	0.028%	0.116%
Provision charged to income as a percent of average loans	0.078%	0.126%
Allowance to average loans outstanding	1.077%	0.989%
Allowance to non-accruing loans	123.151%	58.587%
Allowance to non-accruing loans net of government guarantees	132.732%	96.995%

*Includes loans held-for-sale

Net loan losses increased from 2007 through 2011, peaking at $841,000 in 2011. Given the trend in losses, depth of the latest recession and the sluggish recovery, management increased its provisions for loan losses to $1.0 million in each of the years 2010 through 2012, compared to $625,004 for 2009. This increase was directionally consistent with the risk trends and growth of the loan portfolio. Improving loan portfolio trends through 2012 and into 2013 resulted in a decrease of $173,752 or 34.8% to the 2013 provision for the first six months of $326,250 compared to $500,002 for the same period in 2012. The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans, and management continues to monitor the loan portfolio closely.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first six months of 2013, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk were as follows:

	Contract or Notional Amount
	June 30, 2013	December 31, 2012

Unused portions of home equity lines of credit	$22,348,096	$21,120,077
Other commitments to extend credit	44,951,647	45,551,282
Residential construction lines of credit	1,960,848	1,138,872
Commercial real estate and other construction lines of credit	7,365,269	1,762,424
Standby letters of credit and commercial letters of credit	1,061,843	1,193,480
Recourse on sale of credit card portfolio	286,000	352,000
MPF credit enhancement obligation, net of liability recorded	1,549,211	2,035,858

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

Currently, the Company is not offering competitive rates to attract or retain “rate chasers”. The Company however, recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits purchased through the CDARS provide an alternative funding source when needed. Such deposits are generally considered a form of brokered deposits. The Company had one-way deposits totaling approximately $5,000,000 at June 30, 2013, $0 at December 31, 2012 and $3,976,000 at June 30, 2012. In addition, two-way CDARS deposits allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members. At June 30, 2013, the Company reported $1,099,927 in CDARS deposits representing exchanged deposits with other CDARS participating banks, compared to $1,028,152 at December 31, 2012 and $1,020,714 at June 30, 2012. The balance in ICS deposits discussed above under “Changes in Financial Condition” was $15,283,405 at June 30, 2013, compared to $13,529,424 at December 31, 2012 and $13,437,965 at June 30, 2012.

The Company has a Borrower-in-Custody arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available line of $75,719,554, $71,345,734, and $70,208,987, respectively, at June 30, 2013, December 31, 2012 and June 30, 2012. Credit advances in the FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 75 basis points. The Company had no outstanding advances against this line during any of the respective comparison periods.

The Company has an unsecured Federal Funds line with the FHLBB with an available balance of $500,000 at June 30, 2013, December 31, 2012, and June 30 2012. Interest is chargeable at a rate determined daily approximately 25 basis points higher than the rate paid on federal funds sold. In addition, at June 30, 2013, December 31, 2012 and June 30, 2012, additional borrowing capacity of approximately $73,446,809, $72,591,692 and $67,723,797, respectively, was available through the FHLBB secured by the Company's qualifying loan portfolio (generally, residential mortgages).

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	June 30,	December 31,	June 30,
	2013	2012	2012
Long-Term Advances
FHLBB Community Investment Program advance, 7.67% fixed
rate, due November 16, 2012	$0	$0	$10,000
FHLBB term advance, 1.71% fixed rate, due January 28, 2013	0	6,000,000	6,000,000
FHLBB term advance, 2.72% fixed rate, due January 27, 2015	0	0	6,000,000
	$0	$6,000,000	$12,010,000
Overnight Borrowings
Federal funds purchased (FHLBB), 0.35%, 0.00% and 0.3125%	$22,055,000	$0	$25,825,000

Total Borrowings	$22,055,000	$6,000,000	$37,835,000

The following table illustrates the changes in shareholders' equity from December 31, 2012 to June 30, 2013:

Balance at December 31, 2012 (book value $8.13 per common share)	$43,352,575
Net income	2,280,122
Issuance of stock through the Dividend Reinvestment Plan	344,713
Dividends declared on common stock	(1,349,171)
Dividends declared on preferred stock	(40,625)
Change in unrealized gain on available-for-sale securities, net of tax	(209,903)
Balance at June 30, 2013 (book value $8.65 per common share)	$44,377,711

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The Company’s non-cumulative Series A preferred stock ($2.5 million liquidation preference) is includable without limitation in its Tier 1 capital. In accordance with changes in the regulatory requirements for calculating capital ratios, beginning with the quarter ended March 31, 2011, the Company deducts the amount of goodwill, for purposes of calculating the amount of trust preferred junior subordinated debentures includable in Tier 1 capital. Management believes, as of June 30, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2013 the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded applicable consolidated regulatory capital guidelines.

The regulatory capital ratios of the Company and its subsidiary as of June 30, 2013 and December 31, 2012 exceeded current regulatory guidelines and are presented in the following table.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2013
Total capital (to risk-weighted assets)
Company	$48,954	12.89%	$30,383	8.00%	N/A	N/A
Bank	$48,286	12.73%	$30,350	8.00%	$37,938	10.00%

Tier I capital (to risk-weighted assets)
Company	$42,424	11.17%	$15,191	4.00%	N/A	N/A
Bank	$43,720	11.52%	$15,175	4.00%	$22,763	6.00%

Tier I capital (to average assets)
Company	$42,424	7.68%	$22,107	4.00%	N/A	N/A
Bank	$43,720	7.92%	$22,089	4.00%	$27,611	5.00%

December 31, 2012:
Total capital (to risk-weighted assets)
Company	$47,385	12.57%	$30,164	8.00%	N/A	N/A
Bank	$46,796	12.44%	$30,099	8.00%	$37,623	10.00%

Tier I capital (to risk-weighted assets)
Company	$40,724	10.80%	$15,082	4.00%	N/A	N/A
Bank	$42,440	11.28%	$15,049	4.00%	$22,574	6.00%

Tier I capital (to average assets)
Company	$40,724	7.27%	$22,416	4.00%	N/A	N/A
Bank	$42,440	7.58%	$22,387	4.00%	$27,984	5.00%

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

In July 2013, the Federal Reserve Board adopted new rules implementing the Basel III capital standards, which significantly revise the regulatory capital standards for U.S. financial institutions, including community banks. Among other things, the new capital rules, which take effect in January 2014, revise the definition of various regulatory capital components and related calculation methods, add a new regulatory capital component (common equity tier 1 capital), increase the minimum required tier 1 capital, implement a new capital conservation buffer and restrict dividends and certain discretionary bonus payments when the buffer is not maintained. The final rules as adopted did not include several proposals that were particularly troubling to the Company and other community banks, including proposed changes to risk-weighting of mortgage loan assets, the proposed mandatory inclusion of unrealized gains and losses on available-for-sale securities in regulatory capital and the proposed phase out of trust preferred securities from regulatory capital. Management is evaluating the potential impact of the new capital rules on the Company and monitoring related regulatory developments.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As of June 30, 2013, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of June 30, 2013 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as to purchases of the Company’s common stock during the quarter ended June 30, 2013, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
				Number of
			Total Number of	Shares That
			Shares	May Yet
			Purchased	Be Purchased
	Total Number	Average	as Part of	Under the Plan
	of Shares	Price Paid	Publicly	at the End
For the period:	Purchased(1)(2)	Per Share	Announced Plan	of the Period

April 1 - April 30	0	$0.00	N/A	N/A
May 1 – May 31	3,600	13.14	N/A	N/A
June 1 - June 30	1,000	13.85	N/A	N/A
Total	4,600	$13.29	N/A	N/A

(1) All 4,600 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2) Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's Dividend Reinvestment Plan.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit 31.1	Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification from the Chief Executive Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2	Certification from the Chief Financial Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the second quarters ended June 30, 2013 and 2012, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.* **

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

COMMUNITY BANCORP.

DATED: August 13, 2013	/s/ Stephen P. Marsh
Stephen P. Marsh, Chairman, President
& Chief Executive Officer

DATED: August 13, 2013	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)