Form 10-Q
period 2013-09-30
COMMUNITY BANCORP /VT
filed 2013-11-12
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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
YES ☐     NO ☑

At November 7, 2013, there were 4,854,509 shares outstanding of the Corporation's common stock.

FORM 10-Q

Index
		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4	Controls and Procedures	45

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	46
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 6	Exhibits	46
	Signatures	47

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary
Consolidated Balance Sheets

	September 30,	December 31,	September 30,
	2013	2012	2012
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$13,106,861	$11,273,575	$9,519,193
Federal funds sold and overnight deposits	275,130	18,608,265	5,000
Total cash and cash equivalents	13,381,991	29,881,840	9,524,193
Securities held-to-maturity (fair value $39,610,000 at 09/30/13
$42,291,000 at 12/31/12 and $50,631,000 at 09/30/12)	39,218,785	41,865,555	50,065,653
Securities available-for-sale	35,452,071	40,886,059	47,008,818
Restricted equity securities, at cost	3,632,850	4,021,350	4,021,350
Loans held-for-sale	1,229,490	1,501,706	1,483,940
Loans	431,981,787	416,375,448	407,610,705
Allowance for loan losses	(4,799,431)	(4,312,080)	(4,115,230)
Deferred net loan costs	281,747	169,501	101,742
Net loans	427,464,103	412,232,869	403,597,217
Bank premises and equipment, net	11,913,170	12,243,320	12,351,925
Accrued interest receivable	1,632,971	1,751,085	1,810,063
Bank owned life insurance	4,274,307	4,187,644	4,156,201
Core deposit intangible	1,158,951	1,363,476	1,448,694
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	1,125,105	1,074,705	1,150,198
Prepaid expense - Federal Deposit Insurance Corporation (FDIC)	0	775,595	855,513
Other assets	12,036,436	12,378,772	12,613,921
Total assets	$564,094,499	$575,738,245	$561,661,955
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$80,465,454	$72,956,097	$68,580,510
NOW	113,732,525	128,824,165	109,271,808
Money market funds	83,547,315	86,973,835	84,057,492
Savings	70,668,274	65,216,698	66,204,831
Time deposits, $100,000 and over	46,573,680	44,229,470	49,474,950
Other time deposits	75,562,336	77,296,594	79,511,981
Total deposits	470,549,584	475,496,859	457,101,572
Federal funds purchased and other borrowed funds	8,325,000	6,000,000	16,850,000
Repurchase agreements	23,685,762	34,149,608	28,076,308
Capital lease obligations	727,437	774,701	789,836
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	2,666,402	3,077,502	3,078,347
Total liabilities	518,841,185	532,385,670	518,783,063
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 10,000,000 shares authorized,
5,064,718 shares issued at 09/30/13, 5,023,026 shares issued
at 12/31/12, and 5,007,099 shares issued at 09/30/12	12,661,795	12,557,565	12,517,748
Additional paid-in capital	28,467,277	28,047,829	27,911,150
Retained earnings	4,245,488	2,698,200	2,268,901
Accumulated other comprehensive income	1,531	171,758	303,870
Less: treasury stock, at cost; 210,101 shares at 09/30/13,
12/31/12 and 09/30/12	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	45,253,314	43,352,575	42,878,892
Total liabilities and shareholders' equity	$564,094,499	$575,738,245	$561,661,955

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
For The Quarters Ended September 30,

	2013	2012

Interest income
Interest and fees on loans	$5,264,044	$5,356,710
Interest on debt securities
Taxable	80,025	119,586
Tax-exempt	248,241	285,099
Dividends	14,762	20,575
Interest on federal funds sold and overnight deposits	64	111
Total interest income	5,607,136	5,782,081

Interest expense
Interest on deposits	668,327	866,591
Interest on federal funds purchased and other borrowed funds	23,003	94,636
Interest on repurchase agreements	26,355	33,600
Interest on junior subordinated debentures	101,741	243,564
Total interest expense	819,426	1,238,391

Net interest income	4,787,710	4,543,690
Provision for loan losses	137,500	249,999
Net interest income after provision for loan losses	4,650,210	4,293,691

Non-interest income
Service fees	702,671	597,567
Income from sold loans	396,770	418,594
Other income from loans	203,941	246,566
Net realized (loss) gain on sale of securities available-for-sale	(5,521)	99,676
Other income	242,564	167,814
Total non-interest income	1,540,425	1,530,217

Non-interest expense
Salaries and wages	1,610,697	1,547,284
Employee benefits	487,384	486,103
Occupancy expenses, net	752,019	796,029
FDIC insurance	92,964	92,343
Amortization of core deposit intangible	68,175	85,217
Other expenses	1,460,357	1,546,047
Total non-interest expense	4,471,596	4,553,023

Income before income taxes	1,719,039	1,270,885
Income tax expense	364,106	3,534
Net income	$1,354,933	$1,267,351

Earnings per common share	$0.28	$0.26
Weighted average number of common shares
used in computing earnings per share	4,845,044	4,781,877
Dividends declared per common share	$0.14	$0.14
Book value per share on common shares outstanding at September 30,	$8.81	$8.42

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
For The Nine Months Ended September 30,

	2013	2012

Interest income
Interest and fees on loans	$15,916,025	$15,786,521
Interest on debt securities
Taxable	242,528	439,642
Tax-exempt	762,424	713,081
Dividends	45,123	62,162
Interest on federal funds sold and overnight deposits	7,933	3,434
Total interest income	16,974,033	17,004,840

Interest expense
Interest on deposits	2,175,469	2,636,745
Interest on federal funds purchased and other borrowed funds	66,939	280,788
Interest on repurchase agreements	95,408	100,249
Interest on junior subordinated debentures	308,810	730,693
Total interest expense	2,646,626	3,748,475

Net interest income	14,327,407	13,256,365
Provision for loan losses	463,750	750,001
Net interest income after provision for loan losses	13,863,657	12,506,364

Non-interest income
Service fees	1,889,603	1,751,912
Income from sold loans	1,236,295	1,256,763
Other income from loans	537,630	667,633
Net realized (loss) gain on sale of securities available-for-sale	(5,521)	140,971
Other income	771,468	600,947
Total non-interest income	4,429,475	4,418,226

Non-interest expense
Salaries and wages	4,877,483	4,523,882
Employee benefits	1,719,128	1,673,327
Occupancy expenses, net	2,458,083	2,481,921
FDIC insurance	290,021	301,925
Amortization of core deposit intangible	204,525	255,652
Other expenses	4,329,908	4,584,461
Total non-interest expense	13,879,148	13,821,168

Income before income taxes	4,413,984	3,103,422
Income tax expense (benefit)	778,929	(149,970)
Net income	$3,635,055	$3,253,392

Earnings per common share	$0.74	$0.65
Weighted average number of common shares
used in computing earnings per share	4,831,084	4,759,383
Dividends declared per common share	$0.42	$0.42
Book value per share on common shares outstanding at September 30,	$8.81	$8.42

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)
For The Quarters Ended September 30,

	2013	2012

Net income	$1,354,933	$1,267,351

Other comprehensive income (loss), net of tax:
Unrealized holding gain on available-for-sale securities
arising during the period	54,595	75,262
Reclassification adjustment for loss (gain) realized in income	5,521	(99,676)
Net change in unrealized gain (loss)	60,116	(24,414)
Tax effect	(20,439)	8,301
Other comprehensive income (loss), net of tax	39,677	(16,113)
Total comprehensive income	$1,394,610	$1,251,238

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)
For The Nine Months Ended September 30,

	2013	2012

Net income	$3,635,055	$3,253,392

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gain on available-for-sale securities
arising during the period	(263,440)	398,758
Reclassification adjustment for loss (gain) realized in income	5,521	(140,971)
Net change in unrealized (loss) gain	(257,919)	257,787
Tax effect	87,692	(87,648)
Other comprehensive (loss) income, net of tax	(170,227)	170,139
Total comprehensive income	$3,464,828	$3,423,531

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
For The Nine Months Ended September 30,

	2013	2012

Cash Flows from Operating Activities:
Net income	$3,635,055	$3,253,392
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	767,837	837,551
Provision for loan losses	463,750	750,001
Deferred income tax	407,080	(789,852)
Net loss (gain) on sale of securities available-for-sale	5,521	(140,971)
Net gain on sale of loans	(625,171)	(949,833)
Gain on sale of OREO	(9,728)	(3,740)
Gain on Trust LLC	(196,216)	(111,573)
Amortization of bond premium, net	342,865	408,330
Write down of OREO	19,500	0
Proceeds from sales of loans held-for-sale	15,524,143	37,158,591
Originations of loans held-for-sale	(14,626,756)	(35,407,131)
Increase in taxes payable	295,808	60,128
Decrease (increase) in interest receivable	118,114	(109,463)
Decrease in prepaid FDIC insurance assessment	775,595	276,348
(Increase) decrease in mortgage servicing rights	(218,167)	92,105
Increase in other assets	(290,733)	(1,095,473)
Increase in cash surrender value of bank owned life insurance	(86,663)	(92,955)
Amortization of core deposit intangible	204,525	255,652
Amortization of limited partnerships	432,256	915,705
Decrease in unamortized loan fees	(112,246)	(94,491)
Decrease in interest payable	(19,501)	(28,727)
Increase in accrued expenses	98,794	5,900
Increase (decrease) in other liabilities	9,991	(56,152)
Net cash provided by operating activities	6,915,653	5,133,342

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	34,247,653	18,065,787
Purchases	(31,600,883)	(38,429,281)
Investments - available-for-sale
Maturities, calls, pay downs and sales	13,095,380	30,171,833
Purchases	(8,267,697)	(11,091,306)
Proceeds from redemption of restricted equity securities	388,500	287,200
Decrease in limited partnership contributions payable	(527,000)	(1,084,000)
Investments in limited partnerships	0	(213,830)
Increase in loans, net	(17,228,066)	(22,935,389)
Capital expenditures net of proceeds from sales of bank premises and equipment	(437,687)	(474,250)
Proceeds from sales of OREO	1,331,428	58,740
Recoveries of loans charged off	253,728	74,685
Net cash used in investing activities	(8,744,644)	(25,569,811)

	2013	2012
Cash Flows from Financing Activities:
Net decrease in demand and NOW accounts	(7,582,283)	(8,386,939)
Net increase in money market and savings accounts	2,025,056	19,569,623
Net increase (decrease) in time deposits	609,952	(8,474,421)
Net (decrease) increase in repurchase agreements	(10,463,846)	6,430,862
Net increase in short-term borrowings	8,325,000	4,840,000
Repayments on long-term borrowings	(6,000,000)	(6,000,000)
Decrease in capital lease obligations	(47,264)	(43,631)
Dividends paid on preferred stock	(60,938)	(140,625)
Dividends paid on common stock	(1,476,535)	(1,298,983)
Net cash (used in) provided by financing activities	(14,670,858)	6,495,886

Net decrease in cash and cash equivalents	(16,499,849)	(13,940,583)
Cash and cash equivalents:
Beginning	29,881,840	23,464,776
Ending	$13,381,991	$9,524,193

Supplemental Schedule of Cash Paid During the Period
Interest	$2,666,127	$3,777,202

Income taxes	$0	$550,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized (loss) gain on securities available-for-sale	$(257,919)	$257,787

Loans transferred to OREO	$1,391,600	$1,115,198

Investments in limited partnerships
Investments in limited partnerships	$0	$(213,830)
Decrease in limited partnership contributions payable	(527,000)	(1,084,000)
	$(527,000)	$(1,297,830)

Common Shares Dividends Paid
Dividends declared	$2,026,829	$1,995,617
Increase in dividends payable attributable to dividends declared	(26,616)	(23,440)
Dividends reinvested	(523,678)	(673,194)
	$1,476,535	$1,298,983

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

The following tables illustrate the calculation for the periods ended September 30, as adjusted for the cash dividends declared on the preferred stock:

For The Quarters Ended September 30,	2013	2012

Net income, as reported	$1,354,933	$1,267,351
Less: dividends to preferred shareholders (1)	20,313	46,875
Net income available to common shareholders	$1,334,620	$1,220,476
Weighted average number of common shares
used in calculating earnings per share	4,845,044	4,781,877
Earnings per common share	$0.28	$0.26

For The Nine Months Ended September 30,	2013	2012

Net income, as reported	$3,635,055	$3,253,392
Less: dividends to preferred shareholders (1)	60,938	140,625
Net income available to common shareholders	$3,574,117	$3,112,767
Weighted average number of common shares
used in calculating earnings per share	4,831,084	4,759,383
Earnings per common share	$0.74	$0.65

(1) Reflects a reduction in the dividend rate paid on the preferred stock, effective January 1, 2013, from a fixed rate of 7.50% to a quarterly adjustable rate equal to the Wall Street Journal Prime Rate in effect on the first business day of the quarter.

Note 4.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

September 30, 2013
U.S. Government sponsored enterprise (GSE) debt securities	$28,400,765	$137,888	$149,042	$28,389,611
U.S. Government securities	7,048,987	14,875	1,402	7,062,460
	$35,449,752	$152,763	$150,444	$35,452,071

December 31, 2012
U.S. GSE debt securities	$33,552,376	$247,029	$13,936	$33,785,469
U.S. Government securities	7,073,445	28,217	1,072	7,100,590
	$40,625,821	$275,246	$15,008	$40,886,059

September 30, 2012
U.S. GSE debt securities	$39,423,142	$419,253	$2,610	$39,839,785
U.S. Government securities	7,082,906	35,050	300	7,117,656
U.S. GSE preferred stock	42,360	9,017	0	51,377
	$46,548,408	$463,320	$2,910	$47,008,818

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

September 30, 2013
States and political subdivisions	$39,218,785	$391,215	$0	$39,610,000

December 31, 2012
States and political subdivisions	$41,865,555	$425,445	$0	$42,291,000

September 30, 2012
States and political subdivisions	$50,065,653	$565,347	$0	$50,631,000

The scheduled maturities of debt securities AFS were as follows:

	Amortized	Fair
	Cost	Value
September 30, 2013
Due in one year or less	$6,611,216	$6,621,105
Due from one to five years	28,838,536	28,830,966
	$35,449,752	$35,452,071

December 31, 2012
Due in one year or less	$4,088,947	$4,104,324
Due from one to five years	36,536,874	36,781,735
	$40,625,821	$40,886,059

September 30, 2012
Due in one year or less	$3,003,306	$3,013,511
Due from one to five years	43,502,742	43,943,930
	$46,506,048	$46,957,441

The scheduled maturities of debt securities HTM were as follows:

	Amortized	Fair
	Cost	Value*
September 30, 2013
Due in one year or less	$29,860,867	$29,861,000
Due from one to five years	3,649,393	3,747,000
Due from five to ten years	2,441,097	2,539,000
Due after ten years	3,267,428	3,463,000
	$39,218,785	$39,610,000

December 31, 2012
Due in one year or less	$32,741,241	$32,741,000
Due from one to five years	3,849,709	3,956,000
Due from five to ten years	1,916,266	2,023,000
Due after ten years	3,358,339	3,571,000
	$41,865,555	$42,291,000

September 30, 2012
Due in one year or less	$40,302,625	$40,303,000
Due from one to five years	4,041,285	4,183,000
Due from five to ten years	2,286,741	2,428,000
Due after ten years	3,435,002	3,717,000
	$50,065,653	$50,631,000

*Method used to determine fair value on HTM securities rounds values to nearest thousand.

There were no debt securities HTM in an unrealized loss position as of the balance sheet date.  Debt securities AFS with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2013
U.S. GSE debt securities	$9,167,719	$149,042	$0	$0	$9,167,719	$149,042
U.S. Government securities	1,038,906	1,402	0	0	1,038,906	1,402
	$10,206,625	$150,444	$0	$0	$10,206,625	$150,444

December 31, 2012
U.S. GSE debt securities	$8,715,492	$13,936	$0	$0	$8,715,492	$13,936
U.S. Government securities	1,052,639	1,072	0	0	1,052,639	1,072
	$9,768,131	$15,008	$0	$0	$9,768,131	$15,008

September 30, 2012
U.S. GSE debt securities	$0	$0	$1,512,667	$2,610	$1,512,667	$2,610
U.S. Government securities	1,057,928	300	0	0	1,057,928	300
	$1,057,928	$300	$1,512,667	$2,610	$2,570,595	$2,910

Debt securities in the table above consisted of nine U.S. GSE debt securities and one U.S. Government security at September 30, 2013, eight U.S. GSE debt securities and one U.S. Government security at December 31, 2012, and one U.S. GSE debt security and one U.S. Government security at September 30, 2012.  The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition.  As of September 30, 2013, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be other than temporary.

Note 5.  Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans follows:

	September 30, 2013	December 31, 2012	September 30, 2012

Commercial & industrial	$55,500,735	$49,283,948	$47,484,639
Commercial real estate	147,280,787	139,807,517	136,016,554
Residential real estate - 1st lien	175,737,499	171,114,515	168,541,410
Residential real estate - Jr lien	45,279,400	47,029,023	46,029,238
Consumer	9,412,856	10,642,151	11,022,804
	433,211,277	417,877,154	409,094,645
Deduct (add):
Allowance for loan losses	4,799,431	4,312,080	4,115,230
Deferred net loan costs	(281,747)	(169,501)	(101,742)
Loans held-for-sale	1,229,490	1,501,706	1,483,940
	5,747,174	5,644,285	5,497,428
Net Loans	$427,464,103	$412,232,869	$403,597,217

The following is an age analysis of past due loans (including non-accrual), net of loans held-for-sale, by segment:

		90 Days	Total			Non-Accrual	90 Days or More
September 30, 2013	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$75,101	$269,744	$344,845	$55,155,890	$55,500,735	$493,272	$0
Commercial real estate	982,378	546,252	1,528,630	145,752,157	147,280,787	1,740,350	50,965
Residential real estate - 1st lien	1,270,029	1,071,400	2,341,429	172,166,580	174,508,009	1,999,274	344,193
Residential real estate - Jr lien	539,828	223,200	763,028	44,516,372	45,279,400	669,292	62,359
Consumer	95,907	8,755	104,662	9,308,194	9,412,856	0	8,755
Total	$2,963,243	$2,119,351	$5,082,594	$426,899,193	$431,981,787	$4,902,188	$466,272

		90 Days	Total			Non-Accrual	90 Days or More
December 31, 2012	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$782,937	$377,145	$1,160,082	$48,123,866	$49,283,948	$596,777	$0
Commercial real estate	785,890	888,179	1,674,069	138,133,448	139,807,517	1,892,195	53,937
Residential real estate - 1st lien	4,654,077	844,803	5,498,880	164,113,929	169,612,809	1,928,097	281,845
Residential real estate - Jr lien	379,363	57,128	436,491	46,592,532	47,029,023	338,383	41,434
Consumer	132,624	844	133,468	10,508,683	10,642,151	0	844
Total	$6,734,891	$2,168,099	$8,902,990	$407,472,458	$416,375,448	$4,755,452	$378,060

		90 Days	Total			Non-Accrual	90 Days or More
September 30, 2012	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$254,847	$326,693	$581,540	$46,903,099	$47,484,639	$613,817	$75,042
Commercial real estate	426,428	1,331,505	1,757,933	134,258,621	136,016,554	2,321,320	53,936
Residential real estate - 1st lien	749,535	1,102,424	1,851,959	165,205,511	167,057,470	1,441,659	825,843
Residential real estate - Jr lien	456,984	109,222	566,206	45,463,032	46,029,238	326,882	109,222
Consumer	123,197	14,077	137,274	10,885,530	11,022,804	4,841	9,236
Total	$2,010,991	$2,883,921	$4,894,912	$402,715,793	$407,610,705	$4,708,519	$1,073,279

For all loan segments, loans over 30 days past due are considered delinquent.

Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance.  No changes in the Company’s policies or methodology pertaining to the allowance for loan losses were made during the first nine months of 2013.

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

Specific component

The specific component of the allowance for loan losses relates to loans that are impaired.  Impaired loans are loan(s) to a borrower that in the aggregate are greater than $100,000 and that are in non-accrual status or are troubled debt restructurings (“TDR”) regardless of amount.  A specific allowance is established for an impaired loan when its impaired basis is less than the carrying value of the loan.  For all loan segments, except consumer loans, a loan is considered impaired when, based on current information and events, in management’s estimation it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant or temporary payment delays and payment shortfalls generally are not classified as impaired. Management evaluates the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and frequency of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

The following summarizes changes in the allowance for loan losses and select loan information, by portfolio segment (excluding loans held-for-sale).

For the Quarter Ended September 30, 2013

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$515,244	$1,698,040	$1,527,962	$414,161	$116,248	$250,524	$4,522,179
Charge-offs	(42,327)	(16,913)	(3,957)	0	(10,647)	0	(73,844)
Recoveries	1,126	185,791	3,128	21,110	2,441	0	213,596
Provision (credit)	4,891	72,698	(14,415)	81,589	22,894	(30,157)	137,500
Ending balance	$478,934	$1,939,616	$1,512,718	$516,860	$130,936	$220,367	$4,799,431

For the Nine Months Ended September 30, 2013

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$428,381	$1,536,440	$1,563,576	$332,556	$138,699	$312,428	$4,312,080
Charge-offs	(61,614)	(124,849)	(7,009)	0	(36,655)	0	(230,127)
Recoveries	2,117	185,791	11,764	21,230	32,826	0	253,728
Provision (credit)	110,050	342,234	(55,613)	163,074	(3,934)	(92,061)	463,750
Ending balance	$478,934	$1,939,616	$1,512,718	$516,860	$130,936	$220,367	$4,799,431

Allowance for loan losses
Evaluated for impairment
Individually	$0	$115,700	$110,500	$185,700	$0	$0	$411,900
Collectively	478,934	1,823,916	1,402,218	331,160	130,936	220,367	4,387,531
Total	$478,934	$1,939,616	$1,512,718	$516,860	$130,936	$220,367	$4,799,431

Loans evaluated for impairment
Individually	$319,010	$1,716,870	$1,734,139	$669,292	$0		$4,439,311
Collectively	55,181,725	145,563,917	172,773,870	44,610,108	9,412,856		427,542,476
Total	$55,500,735	$147,280,787	$174,508,009	$45,279,400	$9,412,856		$431,981,787

For the year ended December 31, 2012

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$342,314	$1,385,939	$1,578,493	$331,684	$124,779	$123,293	$3,886,502
Charge-offs	(159,309)	(57,923)	(246,237)	(135,622)	(96,491)	0	(695,582)
Recoveries	29,769	51,863	5,538	1,538	32,452	0	121,160
Provision	215,607	156,561	225,782	134,956	77,959	189,135	1,000,000
Ending balance	$428,381	$1,536,440	$1,563,576	$332,556	$138,699	$312,428	$4,312,080

Allowance for loan losses
Evaluated for impairment
Individually	$0	$0	$134,800	$39,200	$0	$0	$174,000
Collectively	428,381	1,536,440	1,428,776	293,356	138,699	312,428	4,138,080
Total	$428,381	$1,536,440	$1,563,576	$332,556	$138,699	$312,428	$4,312,080

Loans evaluated for impairment
Individually	$435,165	$1,762,615	$1,641,960	$309,606	$0		$4,149,346
Collectively	48,848,783	138,044,902	167,970,849	46,719,417	10,642,151		412,226,102
Total	$49,283,948	$139,807,517	$169,612,809	$47,029,023	$10,642,151		$416,375,448

For the quarter ended September 30, 2012

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$383,523	$1,386,183	$1,473,661	$368,939	$126,914	$186,899	$3,926,119
Charge-offs	(34,375)	(2,821)	(56,126)	(9,447)	(9,065)	0	(111,834)
Recoveries	17,978	24,587	1,426	60	6,895	0	50,946
Provisions	51,298	36,941	85,324	38,815	5,965	31,656	249,999
Ending balance	$418,424	$1,444,890	$1,504,285	$398,367	$130,709	$218,555	$4,115,230

For the nine months ended September 30, 2012
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$342,314	$1,385,939	$1,578,493	$331,684	$124,779	$123,293	$3,886,502
Charge-offs	(159,309)	(57,878)	(239,600)	(69,734)	(69,437)	0	(595,958)
Recoveries	20,498	25,450	3,248	1,479	24,010	0	74,685
Provisions	214,921	91,379	162,144	134,938	51,357	95,262	750,001
Ending balance	$418,424	$1,444,890	$1,504,285	$398,367	$130,709	$218,555	$4,115,230

Allowance for loan losses
Evaluated for impairment
Individually	$0	$8,900	$110,700	$46,400	$0	$0	$166,000
Collectively	418,424	1,435,990	1,393,585	351,967	130,709	218,555	3,949,230
Total	$418,424	$1,444,890	$1,504,285	$398,367	$130,709	$218,555	$4,115,230

Loans evaluated for impairment
Individually	$446,484	$2,187,060	$1,261,272	$297,898	$0		$4,192,714
Collectively	47,038,155	133,829,494	165,796,198	45,731,340	11,022,804		403,417,991
Total	$47,484,639	$136,016,554	$167,057,470	$46,029,238	$11,022,804		$407,610,705

Impaired loans by segments were as follows:

	As of September 30, 2013
		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
	Investment	Balance	Allowance	Investment (1)	Investment (2)

With no related allowance recorded
Commercial & industrial	$319,010	$366,022	$0	$312,218	$345,772
Commercial real estate	1,199,398	1,269,979	0	1,085,322	1,420,668
Residential real estate - 1st lien	1,156,159	1,390,485	0	1,026,675	1,022,181
Residential real estate - Jr lien	102,913	110,997	0	63,752	39,723

With an allowance recorded
Commercial & industrial	0	0	0	0	0
Commercial real estate	517,472	517,472	115,700	307,194	229,809
Residential real estate - 1st lien	577,980	657,154	110,500	523,738	536,016
Residential real estate - Jr lien	566,379	595,494	185,700	445,302	377,291

Total
Commercial & industrial	$319,010	$366,022	$0	$312,218	$345,772
Commercial real estate	$1,716,870	$1,787,451	$115,700	$1,392,516	$1,650,477
Residential real estate - 1st lien	$1,734,139	$2,047,639	$110,500	$1,550,413	$1,558,197
Residential real estate - Jr lien	$669,292	$706,491	$185,700	$509,054	$417,014

Total	$4,439,311	$4,907,603	$411,900	$3,764,201	$3,971,460

(1) For the Quarter Ended September 30, 2013

(2) For the Nine Months Ended September 30, 2013

As of December 31, 2012

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

With no related allowance recorded
Commercial & industrial	$435,165	$473,664	$0	$536,973
Commercial real estate	1,762,615	2,123,371	0	2,019,449
Residential real estate - 1st lien	1,024,598	1,250,224	0	893,629
Residential real estate - Jr lien	15,694	76,680	0	34,602

With an allowance recorded
Commercial & industrial	0	0	0	232,743
Commercial real estate	0	0	0	920,842
Residential real estate - 1st lien	617,362	669,288	134,800	892,339
Residential real estate - Jr lien	293,912	319,020	39,200	295,372

Total
Commercial & industrial	$435,165	$473,664	$0	$769,716
Commercial real estate	$1,762,615	$2,123,371	$0	$2,940,291
Residential real estate - 1st lien	$1,641,960	$1,919,512	$134,800	$1,785,968
Residential real estate - Jr lien	$309,606	$395,700	$39,200	$329,974

Total	$4,149,346	$4,912,247	$174,000	$5,825,949

As of September 30, 2012

		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
	Investment	Balance	Allowance	Investment (1)	Investment (2)

With no related allowance recorded
Commercial & industrial	$446,484	$478,798	$0	$715,917	$562,425
Commercial real estate	1,996,452	2,426,167	0	2,152,006	2,083,657
Residential real estate - 1st lien	900,217	1,149,862	0	800,820	860,886
Residential real estate - Jr lien	0	0	0	15,766	39,329

With an allowance recorded
Commercial & industrial	0	0	0	0	290,929
Commercial real estate	190,608	192,108	8,900	671,132	1,151,053
Residential real estate - 1st lien	361,055	402,647	110,700	502,679	961,084
Residential real estate - Jr lien	297,898	319,472	46,400	284,081	295,737

Total
Commercial & industrial	$446,484	$478,798	$0	$715,917	$853,354
Commercial real estate	$2,187,060	$2,618,275	$8,900	$2,823,138	$3,234,710
Residential real estate - 1st lien	$1,261,272	$1,552,509	$110,700	$1,303,499	$1,821,970
Residential real estate - Jr lien	$297,898	$319,472	$46,400	$299,847	$335,066

Total	$4,192,714	$4,969,054	$166,000	$5,142,401	$6,245,100

(1) For the Quarter Ended September 30, 2012

(2) For the Nine Months Ended September 30, 2012

Interest income recognized on impaired loans is immaterial for all periods presented.

For all loans segments, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when the loan is delinquent 90 days and management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful.  Any unpaid interest previously accrued on those loans is reversed from income.  Interest income is generally not recognized on specific impaired loans unless the likelihood of further loss is considered by management to be remote.  Interest payments received on impaired loans are generally applied as a reduction of the loan principal balance.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are considered by management to be reasonably assured.

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

The risk ratings within the loan portfolio by segments as of the balance sheet dates were as follows:

As of September 30, 2013
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$51,937,275	$139,168,914	$171,694,502	$44,144,667	$9,404,101	$416,349,459
Group B	2,412,663	3,572,369	175,081	497,992	0	6,658,105
Group C	1,150,797	4,539,504	2,638,426	636,741	8,755	8,974,223
Total	$55,500,735	$147,280,787	$174,508,009	$45,279,400	$9,412,856	$431,981,787

As of December 31, 2012
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$47,689,238	$131,643,756	$166,374,493	$46,162,420	$10,632,404	$402,502,311
Group B	593,838	4,139,367	404,752	318,248	0	5,456,205
Group C	1,000,872	4,024,394	2,833,564	548,355	9,747	8,416,932
Total	$49,283,948	$139,807,517	$169,612,809	$47,029,023	$10,642,151	$416,375,448

As of September 30, 2012
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$45,649,737	$127,984,841	$162,990,115	$45,373,633	$11,005,770	$393,004,096
Group B	590,534	3,787,365	408,051	318,848	0	5,104,798
Group C	1,244,368	4,244,348	3,659,304	336,757	17,034	9,501,811
Total	$47,484,639	$136,016,554	$167,057,470	$46,029,238	$11,022,804	$407,610,705

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

There were no TDR’s for the quarter ended September 30, 2013.  TDR’s by segment for the periods presented were as follows:

For the nine months ended September 30, 2013

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - Jr lien	1	$23,425	$23,425

For the year ended December 31, 2012

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial real estate	2	$1,030,645	$1,030,645
Residential real estate - 1st lien	3	200,241	205,588
Total	5	$1,230,886	$1,236,233

For the quarter ended September 30, 2012

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - 1st lien	1	$52,940	$53,369

For the nine months ended September 30, 2012

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial real estate	2	$1,030,645	$1,030,645
Residential real estate - 1st lien	3	200,241	205,588
Total	5	$1,230,886	$1,236,233

There were no TDRs for which there was a payment default under the restructured terms during the twelve month period ended September 30, 2013.  The TDR’s for which there was a payment default during the twelve month period ended September 30, 2012 were as follows:

	Number of	Recorded
	Contracts	Investment

Commercial & industrial	1	$158,076

TDRs are treated as other impaired loans and carry individual specific reserves with respect to the calculation of the allowance for loan losses.  These loans are categorized as non-performing, may be past due, and are generally adversely risk rated. The TDRs that have defaulted under their restructured terms are generally in collection status and their reserve is typically calculated using the fair value of collateral method. At September 30, 2013, December 31, 2012, and September 30, 2012, the allowance related to TDRs was approximately $0, $23,000 and $29,000, respectively.

At September 30, 2013, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

Note 6.  Goodwill and Other Intangible Assets

As a result of the merger with LyndonBank on December 31, 2007, the Company recorded goodwill amounting to $11,574,269.  The goodwill is not amortizable and is not deductible for tax purposes.

The Company also recorded $4,161,000 of acquired identified intangible assets representing the core deposit intangible which is subject to amortization as a non-interest expense over a ten year period.  The accumulated amortization expense was $3,002,049 and $2,712,306 as of September 30, 2013 and 2012, respectively.

Amortization expense for the core deposit intangible for the first nine months of 2013 was $204,525.  As of September 30, 2013, the remaining annual amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

2013	$68,170
2014	272,695
2015	272,695
2016	272,695
2017	272,696
Total remaining core deposit intangible	$1,158,951

Management evaluates goodwill for impairment annually and the core deposit intangible for impairment if conditions warrant.  As of the date of the most recent evaluation (December 31, 2012), management concluded that no impairment existed in either category.

Note 7.  Fair Value

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company’s quality of earnings. The fair values of some of these assets and liabilities are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available-for-sale are recorded at fair value on a recurring basis. Other assets, such as mortgage servicing rights, loans held-for-sale, and impaired loans, are recorded at fair value on a nonrecurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest). A brief description of each level follows.

Level 1
Quoted prices in active markets for identical assets or liabilities.  Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes mortgage servicing rights, impaired loans and OREO.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

September 30, 2013	Level 1	Level 2	Total
Assets: (market approach)
U.S. GSE debt securities	$0	$28,389,611	$28,389,611
U.S. Government securities	7,062,460	0	7,062,460

December 31, 2012
Assets: (market approach)
U.S. GSE debt securities	$0	$33,785,469	$33,785,469
U.S. Government securities	7,100,590	0	7,100,590

September 30, 2012
Assets: (market approach)
U.S. GSE debt securities	$0	$39,839,785	$39,839,785
U.S. Government securities	7,117,656	0	7,117,656
U.S. GSE preferred stock	51,377	0	51,377

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

Assets measured at fair value on a nonrecurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

September 30, 2013	Level 2
Assets: (market approach)
Residential mortgage servicing rights	$1,227,790
Impaired loans, net of related allowance	1,249,931
OREO	1,125,105

December 31, 2012	Level 2
Assets: (market approach)
Residential mortgage servicing rights	$1,009,623
Impaired loans, net of related allowance	737,274
OREO	1,074,705

September 30, 2012	Level 2
Assets: (market approach)
Residential mortgage servicing rights	$1,005,337
Impaired loans, net of related allowance	683,561
OREO	1,150,198

There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented.

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below.  The estimated fair values of the Company's financial instruments were as follows:

September 30, 2013

		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$13,382	$13,382	$0	$0	$13,382
Securities held-to-maturity	39,219	0	39,610	0	39,610
Securities available-for-sale	35,452	7,062	28,390	0	35,452
Restricted equity securities	3,633	0	3,633	0	3,633
Loans and loans held-for-sale
Commercial & industrial	54,994	0	319	56,038	56,357
Commercial real estate	145,266	0	1,601	148,401	150,002
Residential real estate - 1st lien	174,135	0	1,624	177,800	179,424
Residential real estate - Jr lien	44,739	0	483	45,272	45,755
Consumer	9,278	0	0	9,742	9,742
Mortgage servicing rights	1,228	0	1,228	0	1,228
Accrued interest receivable	1,633	0	1,633	0	1,633

Financial liabilities:
Deposits
Other deposits	454,521	0	455,772	0	455,772
Brokered deposits	16,029	0	16,038	0	16,038
Federal funds purchased and short-term borrowings	8,325	0	8,325	0	8,325
Repurchase agreements	23,686	0	23,686	0	23,686
Capital lease obligations	727	0	727	0	727
Subordinated debentures	12,887	0	12,872	0	12,872
Accrued interest payable	73	0	73	0	73

December 31, 2012

		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$29,882	$29,882	$0	$0	$29,882
Securities held-to-maturity	41,866	0	42,291	0	42,291
Securities available-for-sale	40,886	7,101	33,785	0	40,886
Restricted equity securities	4,021	0	4,021	0	4,021
Loans and loans held-for-sale
Commercial & industrial	48,819	0	435	49,441	49,876
Commercial real estate	138,166	0	1,763	139,175	140,938
Residential real estate - 1st lien	169,424	0	1,507	175,559	177,066
Residential real estate - Jr lien	46,661	0	271	47,484	47,755
Consumer	10,495	0	0	11,079	11,079
Mortgage servicing rights	1,010	0	1,010	0	1,010
Accrued interest receivable	1,751	0	1,751	0	1,751

Financial liabilities:
Deposits
Other deposits	460,939	0	463,168	0	463,168
Brokered deposits	14,558	0	14,559	0	14,559
Long-term borrowings	6,000	0	6,004	0	6,004
Repurchase agreements	34,150	0	34,150	0	34,150
Capital lease obligations	775	0	775	0	775
Subordinated debentures	12,887	0	13,158	0	13,158
Accrued interest payable	93	0	93	0	93

September 30, 2012

		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$9,524	$9,524	$0	$0	$9,524
Securities held-to-maturity	50,066	0	50,631	0	50,631
Securities available-for-sale	47,009	7,169	39,840	0	47,009
Restricted equity securities	4,021	0	4,021	0	4,021
Loans and loans held-for-sale
Commercial & industrial	47,041	0	446	47,741	48,187
Commercial real estate	134,499	0	2,178	135,566	137,744
Residential real estate - 1st lien	166,947	0	1,150	174,547	175,697
Residential real estate - Jr lien	45,606	0	252	46,656	46,908
Consumer	10,886	0	0	11,465	11,465
Mortgage servicing rights	1,005	0	1,005	0	1,005
Accrued interest receivable	1,810	0	1,810	0	1,810

Financial liabilities:
Deposits
Other deposits	443,008	0	445,472	0	445,472
Brokered deposits	14,094	0	14,101	0	14,101
Federal funds purchased and short-term borrowings	4,840	0	4,840	0	4,840
Long-term borrowings	12,010	0	12,327	0	12,327
Repurchase agreements	28,076	0	28,076	0	28,076
Capital lease obligations	790	0	790	0	790
Subordinated debentures	12,887	0	13,621	0	13,621
Accrued interest payable	121	0	121	0	121

Note 8.  Loan Servicing

The following table shows the changes in the carrying amount of the mortgage servicing rights, included in other assets on the consolidated balance sheets, for the periods indicated:

	September 30,	December 31,	September 30,
	2013	2012	2012

Balance at beginning of year	$1,009,623	$1,097,442	$1,097,442
Mortgage servicing rights capitalized	215,196	406,807	313,082
Mortgage servicing rights amortized	(259,697)	(409,584)	(314,100)
Change in valuation allowance	262,668	(85,042)	(91,087)
Balance at end of period	$1,227,790	$1,009,623	$1,005,337

Note 9.  Legal Proceedings

In the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10.  Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On September 24, 2013, the Company declared a cash dividend of $0.14 per common share payable November 1, 2013 to shareholders of record as of October 15, 2013.  This dividend, amounting to $677,658, was accrued at September 30, 2013.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended September 30, 2013

The following discussion analyzes the consolidated financial condition of Community Bancorp. (the “Company”) and its wholly-owned subsidiary, Community National Bank (the “Bank”), as of September 30, 2013, December 31, 2012 and September 30, 2012, and its consolidated results of operations for the two interim periods presented.  The Company is considered a “smaller reporting company” under applicable regulations of the Securities and Exchange Commission (“SEC”) and is therefore eligible for relief from certain disclosure requirements.  In accordance with such provisions, the Company has elected to provide its interim consolidated statements of income, comprehensive income, and cash flows for two, rather than three, years.

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

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (1) general economic conditions, either nationally, regionally or locally continue to deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services; (2) competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial services industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way as to reduce the Company's margins;  (4) changes in laws or government rules, including the rules of the federal Consumer Financial Protection Bureau, or the way in which courts or government agencies interpret or implement those laws or rules, increase our costs of doing business causing us to limit or change our product offerings or pricing, or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) changes in the level of nonperforming assets and charge-offs; (7) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (8) changes in consumer and business spending, borrowing and savings habits; (9) the effect of changes to the calculation of the Company’s regulatory capital ratios under the recently adopted Basel III capital framework which, among other things, will require additional regulatory capital, and change the framework for risk-weighting of certain assets; and (10) the effect of and changes in the United States monetary and fiscal policies, including the interest rate policies of the Federal Reserve Board (“FRB”) and its regulation of the money supply; and (11) adverse changes in the credit rating of U.S. government debt.

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

OVERVIEW

The Company’s consolidated assets on September 30, 2013 were $564,094,499, a decrease of $11,643,746, or 2.02% from December 31, 2012, and an increase of $2,082,544, or 0.37% from September 30, 2012.  Loans increased by $15,334,123 from December 31, 2012 and $24,116,632 since September 30, 2012, funded by a combination of a decrease in cash of $16,499,849 since year end, a decrease in available-for-sale securities of $11,556,747 and an increase in deposits of $13,448,012 since September 30, 2012. The Company’s goal has been to shift lower-yielding assets to loans in an effort to minimize further margin compression in this prolonged low interest rate cycle.  Along with growth in commercial loans, the Company has retained in the loan portfolio some 10 and 15 year fixed rate mortgages to help maintain the relative level of the 1-4 family loans in the overall portfolio.  Demand for commercial loans increased in the third quarter of 2013 and remains steady while demand for 1-4 family residential loans has moderated.  Deposit balances at September 30, 2013 were $470,549,584, an increase of $13,448,012, or 2.94% from September 30, 2012 and a decrease of $4,947,275, or 1.04% from December 31, 2012.  The increase in deposit balances, year-over-year, reflects the combined effect of increases in business and retail checking accounts and savings accounts, partially offset by decreases in time deposits.  The increase in business checking accounts is somewhat related to the increase in commercial loans since the Company focuses on building a total relationship with the commercial customer whenever possible.  A decrease in a deposit account with the Company’s affiliate, Community Financial Services Group (CFSG) in the amount of $4,727,436 from December 31, 2012 to September 30, 2013 and the cyclical fluctuations in the balances of municipal customer accounts contributed to the fluctuations in NOW and money market accounts, with a decrease in government agency accounts (NOW accounts) from December 31, 2012 to September 30, 2013 of $7,517,128, and a decrease in the non-arbitrage deposit accounts (money market accounts) of $6,582,059 from December 31, 2012 to September 30, 2013 and $4,852,373 from September 30, 2012 to September 30, 2013.    While an increase is noted in core money market and savings accounts, management believes, to a certain extent that this increase may be related to the $6,850,915 or 5.3% decrease in time deposits year over year as customers shift funds from maturing time deposits to non-maturing deposit accounts due to the low interest rate environment.

Net income for the third quarter of 2013 was $1,354,933 or $0.28 per common share compared to $1,267,351 or $0.26 per common share for the third quarter of 2012.  While interest income decreased in the third quarter of 2013 compared to the third quarter of 2012, that decrease was more than offset by a larger decrease in interest expense.  The lower interest expense was attributed to a combination of the decrease in interest paid on deposits and a decrease in interest paid on borrowings, including the Company’s junior subordinated debentures.  The decrease in interest paid on the debentures is due to a scheduled rate adjustment, which resulted in a decrease of $141,823 for the third quarter of 2013 and $421,883 year over year.  The decrease in interest paid on deposits is attributable to a decrease in the average rate paid on interest bearing liabilities as customer funds shift out of CDs at higher rates to lower interest-bearing demand and savings accounts.  The combined effects of these changes resulted in an increase of $1,096,461 in tax-equivalent net interest income, year over year.

Total non-interest income increased slightly during the third quarter of 2013 compared to the third quarter 2012.  One of the components of non-interest income is income generated from selling loans in the secondary market.  For several years, the Federal Reserve’s efforts to stimulate the real estate market by keeping mortgage interest rates low provided for several refinancing cycles which continued through 2012.  The momentum of this cycle has slowed and mortgage business declined during the first nine months of 2013, causing a decrease in fee income from the sale of residential loans in the secondary market.  During the third quarter of 2013 mortgage activity resulted in originations of $6,356,815 compared to $12,744,975 for the third quarter of 2012, resulting in points and premiums from the sales of these mortgages of $147,696 compared to $322,637 for the same period last year.  These decreases were offset by an improvement in the balance of the impairment of the mortgage servicing rights for the third quarter of 2013 of $102,660 versus a negative adjustment of $44,251 for the third quarter of 2012, resulting in net gains from the sales of mortgages of $396,770 for the third quarter of 2013 compared to $418,594 for the third quarter of 2012.  Operating expenses for the quarter decreased by $81,427 when compared to the third quarter of 2012, mostly due to a decrease in amortization of low income housing tax credits associated with the Company’s limited partnerships of $177,548, quarter over quarter.  Please refer to the Non-interest Income and Expense sections for more information.

On September 25, 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable on November 1, 2013 to shareholders of record on October 15, 2013.  The Company is focused on increasing the profitability of the balance sheet, improving expense efficiency, and prudently managing risk, particularly credit risk, in order to remain a well-capitalized bank in this challenging economic environment.

National economic data for the third quarter indicates that the economy has continued to expand at a moderate pace, although somewhat more slowly than earlier anticipated.  Improvements in the housing sector appear slow, possibly due to the rise in mortgage rates since spring.  Most of the housing activity is in the sales of existing homes, while new home sales declined.  Although employment has continued to expand at a moderate pace, the national unemployment rate remains elevated.  The comments from the latest meeting of the FOMC retracted any movement toward a quantitative easing exit plan due to the fact that the outlook has not improved significantly enough and that tighter financial conditions are a concern.  Furthermore, uncertainty about the course of federal fiscal policy over the coming months, including the effects of the recent government shutdown or strains related to the debt ceiling debate, pose downside risks to the economic outlook.

More locally, according to the State of Vermont Department of Labor, the Vermont seasonally adjusted unemployment rate for August was 4.6%.  This compares favorably to the annual 2012 rate of 5.0% and is well below the national average of 7.3%.  As of the prior month’s initial data, Vermont’s unemployment rate was tied for the fifth lowest in the country.  On a statewide basis job growth has been centered in the trade, transportation, utility and government sectors. Vermont’s construction sector is ranked one of the lowest for job growth, and with post-tropical storm Irene projects now complete, forecasts for construction jobs are less than optimistic. Federal spending cuts, i.e. sequestrations, are hampering the New England economy as a whole, but economists say that continued strength in the “Vermont” brand has helped recovery in the manufacturing sector. The Vermont housing market has continued to strengthen, and the tide is beginning to shift from a buyer’s market to a more level playing field.  The entire state experienced record early summer rain that made it tough on weather-dependent businesses, however early travel and tourism data indicates that the 2013 summer activity is slightly ahead of 2012.  In Central Vermont, the Company’s growth market, ongoing downtown revitalization and improvement projects are bringing energy and economic growth to the area.  Several workforce anchors in the region continue to provide stable operations and employment to the area including Green Mountain Coffee Roasters which employs an estimated 500 employees throughout Washington and Chittenden Counties and which has entered into a minimum five year agreement with Starbucks Coffee Company to manufacture, market, distribute and sell Starbuck’s single serve Keurig packs.  Technology, financial services and light manufacturing, particularly of specialty artisan foods, continue to be the economic leaders throughout Central Vermont.

A positive addition to Northern Vermont is a multi-phase expansion project of an Orleans County ski area, where construction of three hotels, a hockey arena, an indoor water park and a golf clubhouse has transformed the ski resort and golf course to a year-round indoor and outdoor recreation and wedding destination resort.  This project has injected hundreds of millions of dollars of construction funding into the local economy over the last two years utilizing Federal EB5 program capital from foreign investors.  A second project upgraded snowmaking and will soon begin construction of new hotels at another local ski resort in Caledonia County.  It was recently announced that further investments of EB5 capital are intended to be utilized for several projects in the region including a bio-tech manufacturing and research facility, a water-front hotel and conference center, and a major revitalization project for downtown Newport with construction scheduled to begin in the spring of 2014.  Separate from the EB5 projects, it was announced recently that a Vermont developer has committed to bringing a Wal-Mart Super Store to Orleans County.  Furthermore, the area recently received status as a foreign trade zone, propelling a major renovation project at the local airport, including an aviation flight school and small plane manufacturing plant in Newport. The projects that are underway have created jobs and boosted economic activity in the area.

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

RESULTS OF OPERATIONS

The Company’s net income for the third quarter of 2013 was $1,354,933, representing an increase of $87,582 or 6.9% over net income of $1,267,351 for the third quarter of 2012. This resulted in earnings per common share of $0.28 and $0.26, respectively.  Net income for the first nine months of 2013 increased $381,663 or 11.7% to $3,635,055 compared to $3,253,392 for the same period in 2012.  Core earnings (net interest income) for the third quarter of 2013 increased $244,020 or 5.4%, compared to the third quarter of 2012, and the nine months figures show an increase of $1,071,042 or 8.1% for 2013 compared to 2012.  Despite continued pressure on the net interest margin and spread in this persistently low interest rate environment, the Company was pleased with these increases.  To help offset this pressure, the Company shifted assets from lower yielding taxable investments to loans.  Interest income decreased $174,945 or 3.0% for the third quarter of 2013 compared to 2012 and $30,807 or 0.2% for the first nine months of 2013 compared to 2012.  Although total deposits increased $13,448,012 or 2.9% year over year, interest expense on deposits, the major component of total interest expense, decreased $198,264 or 22.9% between quarterly periods and $461,276 or 17.5% for the nine month comparison periods, which are both attributable to a decrease in the rates paid on interest-bearing deposit accounts.  The rate change on the Company’s junior subordinated debentures also had a significant, favorable impact on the Company’s interest expense in both the third quarter and nine month comparison periods.  The rate paid on these debentures repriced from a fixed rate of 7.56% through December 15, 2012, to a quarterly adjustable floating rate equal to the 3-month London Interbank Offered Rate (LIBOR) plus 2.85%, or 3.130% for the third quarter of 2013.  This rate change decreased interest expense by $141,823 or 58.2% for the third quarter of 2013, compared to the third quarter of 2012, and $421,883 or 57.7% year over year.  The Company recorded a provision for loan losses of $137,500 for the third quarter of 2013 and $463,750 for the first nine months of 2013 compared to $249,999 for the third quarter of 2012 and $750,001 for the first nine months of 2012, resulting in decreases of $112,499 or 45.0% and $286,251 or 38.2%, respectively.  Non-interest income reported modest increases in both periods with $10,208 or 0.7% for the third quarter of 2013 compared to the third quarter of 2012, and $11,249 or 0.3% year over year.  Non-interest expense decreased $81,427 or 1.8% for the third quarter in 2013 compared to the same quarter in 2012, with figures of $4,471,596 and $4,553,023, respectively.  However, non-interest expense increased $57,980 or 0.4% for the nine month comparison periods with figures of $13,879,148 for 2013 and $13,821,168 for 2012.  The section below labeled Non-Interest Income and Non-Interest Expense provides a more detailed discussion on the significant components of these two items.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized for the comparison periods.

For The Quarters Ended September 30,	2013	2012

Return on Average Assets	0.96%	0.90%
Return on Average Equity	12.00%	11.85%

For The Nine Months Ended September 30,	2013	2012

Return on Average Assets	0.86%	0.78%
Return on Average Equity	11.00%	10.35%

The following table summarizes the earnings performance and certain balance sheet data of the Company for the 2013 and 2012 comparison periods.

SELECTED FINANCIAL DATA (Unaudited)

Balance Sheet Data	September 30,	December 31,
	2013	2012

Net loans*	$428,693,593	$413,734,575
Total assets	564,094,499	575,738,245
Total deposits	470,549,584	475,496,859
Borrowed funds	8,325,000	6,000,000
Total liabilities	518,841,185	532,385,670
Total shareholders' equity	45,253,314	43,352,575
*includes loans held-for-sale

Nine Months Ended September 30,	2013	2012

Operating Data
Total interest income	$16,974,033	$17,004,840
Total interest expense	2,646,626	3,748,475
Net interest income	14,327,407	13,256,365

Provision for loan losses	463,750	750,001
Net interest income after provision for loan losses	13,863,657	12,506,364

Non-interest income	4,429,475	4,418,226
Non-interest expense	13,879,148	13,821,168
Income before income taxes	4,413,984	3,103,422
Applicable income tax expense (benefit)(1)	778,929	(149,970)

Net Income	$3,635,055	$3,253,392

Per Common Share Data

Earnings per common share	$0.74	$0.65
Dividends declared per common share	$0.42	$0.42
Book value per common shares outstanding	$8.81	$8.42
Weighted average number of common shares outstanding	4,831,084	4,759,383
Number of common shares outstanding	4,854,617	4,796,998

(1) Applicable income tax expense (benefit) includes the income tax effect, assuming a 34% tax rate, on securities
(losses) gains which totaled ($5,521) and $140,971, for the nine months ended September 30, 2013 and 2012, respectively.

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

The Company’s tax-exempt interest income is entirely derived from its municipal investments, which comprised the entire held-to-maturity portfolio of $39,218,785 at September 30, 2013, and $50,065,653 at September 30, 2012.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the nine month comparison periods of 2013 and 2012.

For the Nine Months Ended September 30,	2013	2012

Net interest income as presented	$14,327,407	$13,256,365
Effect of tax-exempt income	392,764	367,345
Net interest income, tax equivalent	$14,720,171	$13,623,710

The following table presents average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the 2013 and 2012 comparison periods.

	For the Nine Months Ended September 30,
	2013			2012
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets

Loans (1)	$422,756,037	$15,916,025	5.03%	$399,953,037	$15,786,521	5.27%
Taxable investment securities	43,265,845	242,528	0.75%	62,357,637	439,642	0.94%
Tax-exempt investment securities	40,210,592	1,155,188	3.84%	37,882,741	1,080,426	3.81%
Sweep and interest earning accounts	3,477,139	7,933	0.31%	6,184,367	3,434	0.07%
Other investments (2)	4,118,042	45,123	1.46%	4,482,770	62,162	1.85%
Total	$513,827,655	$17,366,797	4.52%	$510,860,552	$17,372,185	4.54%

Interest-Bearing Liabilities

NOW	$113,210,431	$213,361	0.25%	$105,668,556	$245,440	0.31%
Money market accounts	89,770,981	706,045	1.05%	78,214,169	577,481	0.99%
Savings deposits	68,720,917	74,530	0.15%	64,471,836	76,915	0.16%
Time deposits	124,344,086	1,181,533	1.27%	135,606,637	1,736,909	1.71%
Federal funds purchased and
other borrowed funds	6,720,817	21,386	0.43%	23,461,496	231,603	1.32%
Repurchase agreements	29,122,873	95,408	0.44%	24,690,402	100,249	0.54%
Capital lease obligations	748,696	45,553	8.11%	809,263	49,185	8.10%
Junior subordinated debentures	12,887,000	308,810	3.20%	12,887,000	730,693	7.57%
Total	$445,525,801	$2,646,626	0.79%	$445,809,359	$3,748,475	1.12%

Net interest income		$14,720,171			$13,623,710
Net interest spread (3)			3.73%			3.42%
Net interest margin (4)			3.83%			3.56%

(1) Included in gross loans are non-accrual loans with an average balance of $4,298,002 and $6,804,857 for the nine months ended September 30, 2013 and 2012, respectively. Loans are stated before deduction of unearned discount and allowance for loans losses and include loans held-for-sale.

(2) Included in other investments is the Company’s FHLBB Stock with an average balance of $3,142,892 and $3,507,620, respectively, for the first nine months of 2013 and 2012, and dividend payout rates of approximately 0.38% and 0.52%, respectively, per quarter.

(3) Net interest spread is the difference between the average yield on average earning assets and the average rate paid on average interest-bearing liabilities.

(4) Net interest margin is net interest income divided by average earning assets.

The average volume of earning assets for the first nine months of 2013 increased $2,967,103 or 0.6% compared to the same period of 2012, while the average yield decreased two basis points.  The average volume of loans increased $22,803,000 or 5.7%, while the average yield decreased 24 basis points.  Interest earned on the loan portfolio equaled 91.7% of total interest income for the first nine months of 2013 and 90.9% for the 2012 comparison period.  The average volume of the taxable investment portfolio (classified as available-for-sale) decreased $19,091,792 or 30.6% for the same period, and the average yield decreased 19 basis points.  The Company sold a portion of its taxable investment portfolio to help fund loan growth throughout 2012 and into 2013 and to pay off a portion of its borrowings, accounting for the decrease in these funds.  The average volume of the tax-exempt investment portfolio (classified as held-to-maturity) increased $2,327,851 or 6.1% between periods, and the average tax equivalent yield increased three basis points.  Interest earned on tax-exempt investments (which is presented in the table on a tax equivalent basis) comprised 6.7% of total interest income for the first nine months of 2013 compared to 6.2% for the same period in 2012.

In comparison, the average volume of interest-bearing liabilities for the first nine months of 2013 decreased $283,558 or 0.1% over the 2012 comparison period, and the average rate paid on these liabilities decreased 33 basis points.  The average volume of NOW accounts increased $7,541,875 or 7.1% and money market funds increased $11,556,812 or 14.8%, while the average rate paid decreased six basis points on NOW accounts and increased six basis points on money market funds.  The average volume carried in the Company’s money market product, an insured cash sweep account (ICS) offered through Promontory Interfinancial Network, increased $3,634,939 year over year from $12,312,186 in 2012 to $15,947,125 in 2013.  Although this product has brought in some new funds, most of the interest has come from the Company’s Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network customers looking for alternatives to placing their money in time deposit accounts that are not as liquid.  The average volume of time deposits decreased $11,262,551 or 8.3%, and the average rate paid on time deposits decreased 44 basis points.  Interest paid on time deposits comprised 44.6% and 46.3%, respectively, of total interest expense for the first nine months of 2013 and 2012.  The average volume of federal funds purchased and other borrowed funds decreased $16,740,679 or 71.4% and the average rate paid decreased 89 basis points for the first nine months of 2013 compared to the same period in 2012.  The decrease in average volume was attributable to matured advances as well as prepayment on a borrowing scheduled to mature in 2015.

The prolonged low interest rate environment has resulted in continued pressure on the Company’s net interest spread and margin.  The Company’s earning assets are being replaced and repricing to lower interest rates, while the opportunity to reduce rates further on non-maturing interest-bearing deposits is more limited, given the already low rates paid on deposits.  Between the nine month comparison periods of 2013 and 2012, the average yield on interest earning assets decreased two basis points, while the average rate paid on interest bearing liabilities decreased 33 basis points.  The decrease in interest expense was attributable in large part to the decrease in both volume and rate paid on time deposits.  The repricing of the junior subordinated debentures, which is discussed in the Results of Operations, was another significant contributing factor to the decrease in interest expense and in the average rate paid on interest-bearing liabilities.  The cumulative results of all these changes were increases of 31 basis points in the net interest spread and 27 basis points in net interest margin.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first nine months of 2013 and 2012 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense

	Variance	Variance
	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$(770,143)	$899,647	$129,504
Taxable investment securities	(90,017)	(107,097)	(197,114)
Tax-exempt investment securities	8,365	66,397	74,762
Sweep and interest earning accounts	10,776	(6,277)	4,499
Other investments	(13,056)	(3,983)	(17,039)
Total	$(854,075)	$848,687	$(5,388)

Average Interest-Bearing Liabilities
NOW	$(49,582)	$17,503	$(32,079)
Money market accounts	42,911	85,653	128,564
Savings deposits	(7,475)	5,090	(2,385)
Time deposits	(448,394)	(106,982)	(555,376)
Federal funds purchased and other borrowed funds	(156,376)	(53,841)	(210,217)
Repurchase agreements	(22,760)	17,919	(4,841)
Capital lease obligations	42	(3,674)	(3,632)
Junior subordinated debentures	(421,883)	0	(421,883)
Total	$(1,063,517)	$(38,332)	$(1,101,849)

Changes in net interest income	$209,442	$887,019	$1,096,461

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income: Non-interest income increased slightly for the third quarter comparison periods and the nine month comparison periods with the significant changes noted in the following.  Service fees increased $105,104 or 17.6% for the third quarter of 2013 compared to the same quarter in 2012 and $137,691 or 7.9% for the nine month comparison periods for 2013 and 2012.  During the first half of 2013, the Company changed the structure of various demand deposit accounts, including implementation of a different service fee, accounting for the increase in service fees.  These increases were offset by decreases of $105,197 and $146,492, respectively, for the third quarter and nine month periods in gains on sales of securities, reflecting gains of $99,676 for the third quarter of 2012 and $140,971 for the nine months period, compared to a loss of $5,521 for both periods in 2013.  Other income from loans decreased $42,625 or 17.3% for the third quarter of 2013 compared to the same period in 2012 and $130,003 or 19.5% for the first nine months of 2013 compared to the first nine months of 2012 due primarily to a decrease in residential real estate loan activity, including a decrease in secondary market sales. Income generated through documentation fees on residential real estate loans for the third quarter of 2013 was $53,353 compared to $95,423 for the third quarter of 2012 and $185,974 for the first nine months of 2013 compared to $283,297 for the same period in 2012.  Other Income increased in both comparison periods with an increase of $74,750 or 44.5% for the third quarter of 2013 compared to the third quarter of 2012 and $170,521 or 28.4% year over year.  Increases of $29,114 for the third quarter of 2013 compared to the same quarter in 2012 and $84,643 year over year from the Company’s trust and investment management affiliate, CFSG, together with $40,878 in rental income on OREO for the first nine months of 2013 helped to offset decreases in various components of other income in each of the comparison periods.  While rental of OREO properties is not a normal practice for the Company, it was deemed appropriate on a condominium unit in Stowe, Vermont to help offset expenses associated with this property while it is on the market for sale.

Non-interest Expense: Non-interest expense noted larger changes in the quarterly and nine month comparison periods with a decrease of $81,427 or 1.8% for the third quarter of 2013 compared to the third quarter of 2012, while an increase of $57,980 or 0.4% is noted year over year.  The most significant increase was in salaries and wages with an increase of $63,413 or 4.1% for the third quarter of 2013 compared to the same quarter in 2012 and $353,601 or 7.8% for the first nine months of 2013 compared to the same period in 2012.  These increases were due in part to salary increases as well as additional staff in some areas such as commercial lending.  Employee benefits increased accordingly with increases totaling $1,281 or 0.3% and $45,801 or 2.7% for the respective third quarter and nine months comparison periods.  The amortization of the core deposit intangible associated with the LyndonBank acquisition decreased $17,042 or 20% for the third quarter of 2013 compared to the third quarter of 2012 with figures of $68,175 and $85,217, respectively.  For the nine month comparison period the amortization expense decreased $51,127 or 20% with figures of $204,525 for 2013 compared to $255,652 for 2012.

Other expenses decreased in both periods with decreases of $85,690 or 5.5% for the third quarter of 2013 compared to the third quarter of 2012, and $254,553 or 5.6% year over year.  The Company began outsourcing its data processing operations late in the fourth quarter of 2012, with related expenses amounting to $75,443 for the third quarter of 2013 and $99,824 for the first nine months of 2013.  Outsourcing of the core processing provided the opportunity for the existing information technology staff to take on additional duties and roles prescribed from regulatory and industry changes.  Expenses associated with the Company’s OREO properties increased $32,017 quarter over quarter and $91,839 year over year.  While these expenses remain higher in 2013, the Company is experiencing a decrease in collection and non-accrual loan expenses with decreases of $46,648 or 57.2% for the third quarter of 2013 compared to the same quarter of 2012, and $104,808 or 53.4% for the nine month comparison periods.  These increases were offset by a decrease in amortization associated with the Company’s limited partnerships. Amortization expense decreased $177,548 or 60.1% for the third quarter of 2013 compared to the third quarter of 2012 and $529,736 or 59.8% for the first nine months of 2013 compared to the same period in 2012.  This decrease between periods is attributable to the amortization in 2012 of two significant historic tax credits with no similar credits available during 2013.

Losses relating to various limited partnership investments for affordable housing in our market area constitute the largest portion of other expenses.  These losses for the third quarter of 2013 and 2012 amounted to $117,769 and $295,317, respectively and for the first nine months of 2013 and 2012 amounted to $356,215 and $885,951, respectively.  These investments provide tax benefits, including tax credits, and are designed to provide an effective yield between 8% and 10%.  Losses relating to the Company’s New Market Tax Credit (NMTC) investment for the third quarter of 2013 were recorded as $25,347 compared to $9,918 for the third quarter of 2012 and $76,041 for the first nine months of 2013 compared to $29,754 for the same period in 2012, with tax credits amounting to $28,174 for both quarters and $84,521 for both year to date periods.  The Company amortizes these investments under the effective yield method.

APPLICABLE INCOME TAXES

The provision for income taxes increased in both comparison periods for reasons discussed throughout this narrative including the non-interest income and non-interest expense section with expenses of $364,106 for the third quarter of 2013 compared to $3,534 for the third quarter of 2012, and $778,929 for the first nine months of 2013 compared to a benefit of $149,970 for the first nine months of 2012.  The increase in expense is due in part to an increase in net income before taxes of $448,154 for the third quarter and $1,310,562 for the first nine months of 2013, as well as the decrease in tax credits totaling $209,167 for the third quarter and $534,865 year over year.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percent of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	September 30, 2013		December 31, 2012		September 30, 2012
Assets
Loans (gross)*	$433,211,277	76.80%	$417,877,154	72.58%	$409,094,645	72.79%
Securities available-for-sale	35,452,071	6.28%	40,886,059	7.10%	47,008,818	8.36%
Securities held-to-maturity	39,218,785	6.95%	41,865,555	7.27%	50,065,653	8.91%
*includes loans held-for-sale

	September 30, 2013		December 31, 2012		September 30, 2012
Liabilities
Time deposits	$122,136,016	21.65%	$121,526,064	21.11%	$128,986,931	22.95%
Savings deposits	70,668,274	12.53%	65,216,698	11.33%	66,204,831	11.78%
Demand deposits	80,465,454	14.26%	72,956,097	12.67%	68,580,510	12.20%
NOW	113,732,525	20.16%	128,824,165	22.38%	109,271,808	19.44%
Money market accounts	83,547,315	14.81%	86,973,835	15.11%	84,057,492	14.96%
Federal funds purchased	8,325,000	1.48%	0	0.00%	4,840,000	0.86%
Long-term borrowings	0	0.00%	6,000,000	1.04%	12,010,000	2.14%

The Company's loan portfolio increased throughout the comparison periods with increases of $15,334,123 or 3.7%, from December 31, 2012 to September 30, 2013, and $24,116,632 or 5.9%, year over year.  This increase is due in part to strong commercial loan growth during 2012 and into the first nine months of 2013 as well as the Company’s decision to continue to hold some 10-15 year fixed rate residential mortgages in-house, rather than selling them into the secondary market, to further shift funds into loan assets in order to relieve pressure on the interest spread and margin.  Securities available-for-sale decreased $5,433,988 or 13.3% from December 31, 2012 to September 30, 2013, and $11,556,747 or 24.6% year over year. During the second and third quarters of 2012 as loan demand increased, securities available-for-sale were sold to help fund loan growth.  Additionally, during the third quarter of 2013, the Company sold more investments from the same portfolio, contributing to the decrease in both periods.  Securities held-to-maturity decreased $2,646,770 or 6.3% during the first nine months of 2013, and $10,846,868 or 21.7% year over year.  Held-to-maturity securities are made up of investments from the Company’s municipal customers in its servicing areas.  The Company is currently not pricing as aggressively as in the past for these investments, so as a result, the portfolio has decreased over the past year.

Total deposits decreased $4,947,275 or 1.0% from December 31, 2012 to September 30, 2013 but increased $13,448,012 or 2.9% year over year.  Time deposits increased $609,952 or 0.5% from December 31, 2012 to September 30, 2013 due to a one-way CDARS balance, but decreased $6,850,915 or 5.3% year to year.  Management believes this decrease in time deposits is partially attributable to the low rate environment as customers place their funds in non-maturing deposit accounts while searching for higher paying investments. Savings deposits increased throughout the comparison period with increases of $5,451,576 or 8.4% year to date and $4,463,443 or 6.7% year to year.  Demand deposits increased $7,509,357 or 10.3% during the first nine months of 2013, and $11,884,944 or 17.3% year to year. NOW accounts decreased $15,091,640 or 11.7% during the first nine months of 2013, but increased $4,460,717 or 4.1% year to year.  The Company believes at least a portion of the increase in demand deposits is attributable to customers holding on to more of their cash and waiting to see what happens with interest rates and the economy in the coming months.  A decrease in government agency accounts in the amount of $7,517,128 or 22.8% and a decrease of $4,727,437 or 19.4% in the account held by the Company’s affiliate, CFSG, accounted for most of the decrease in NOW accounts during the first nine months of 2013.  Money market accounts decreased $3,426,520 or 3.9% for the first nine months of 2013 and $510,177 or 0.6% is noted from September 30, 2012 to September 30, 2013.  The municipal accounts decreased $6,582,059 or 24.6% for the first nine months of 2013 which is related to the decrease in municipal investments classified as held-to-maturity securities.  Regular money market accounts increased $1,757,804 or 3.8% for the first nine months of 2013, helping to offset a portion of the decrease in the municipal accounts.  Beginning late in the first quarter of 2013, the Company has borrowed overnight funds to help fund loan growth during the first nine months of 2013 and to cover the temporary cyclical decrease in the municipal deposit accounts which has now rebounded resulting in a balance of $8,325,000 as of September 30, 2013.  The Company paid off a $6,000,000 long-term FHLBB borrowing in January of 2013 accounting for the $0 balance in long-term borrowings at September 30, 2013.

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

The residential mortgage portfolio continues to be the largest segment of the loan portfolio. The severity and depth of the latest recession and slow economic recovery saw the greatest degree of collection and foreclosure activity and losses in this segment of the portfolio. Delinquencies and losses, however, were not experienced to the extent of national peers as the Company maintains a mortgage loan portfolio of traditional mortgage products and  had not engaged in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. While real estate values had declined in the Company’s market area, the sound underwriting standards historically employed by the Company mitigated the trends in defaults and property surrenders experienced elsewhere. Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (“PMI”).  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  Junior lien home equity products make up approximately 20% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%.  The residential mortgage portfolio has had satisfactory performance in light of the depth of the latest recession and the slow recovery; portfolio performance improved through 2012 and into 2013.

Risk in the Company’s commercial and commercial real estate loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the U.S. Small Business Administration and USDA Rural Development. At September 30, 2013, the Company had $26,299,484 in guaranteed loans with guaranteed balances of 20,898,326, compared to $24,676,611 in guaranteed loans with guaranteed balances of $19,787,843 at December 31, 2012 and $26,929,217 in guaranteed loans with guaranteed balances of $21,510,648 at September 30, 2012.

The Company’s strategy is to continue growing the commercial and commercial real estate portfolios. Consistent with the strategic focus on commercial lending, both segments have seen solid growth during 2013. Growth continued in the residential mortgage first lien portfolio with the Company continuing to hold rather than selling some of its 10 and 15 year fixed rate residential mortgage originations.

The following table reflects the composition of the Company's loan portfolio as of the dates indicated:

	September 30, 2013		December 31, 2012		September 30, 2012
	Total Loans	% of Total	Total Loans	% of Total	Total Loans	% of Total

Commercial & industrial	$55,500,735	12.81%	$49,283,948	11.79%	$47,484,639	11.61%
Commercial real estate	147,280,787	34.00%	139,807,517	33.46%	136,016,554	33.25%
1 - 4 family residential - 1st lien	175,737,499	40.57%	171,114,515	40.95%	168,541,410	41.20%
1 - 4 family residential - Jr lien	45,279,400	10.45%	47,029,023	11.25%	46,029,238	11.25%
Consumer	9,412,856	2.17%	10,642,151	2.55%	11,022,804	2.69%
Total gross loans	433,211,277	100.00%	417,877,154	100.00%	409,094,645	100.00%
Deduct (add):
Allowance for loan losses	4,799,431		4,312,080		4,115,230
Unearned loan fees	(281,747)		(169,501)		(101,742)
Loans held-for-sale	1,229,490		1,501,706		1,483,940
	5,747,174		5,644,285		5,497,428
Net loans	$427,464,103		$412,232,869		$403,597,217

The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure. With the economic recovery continuing, the levels of both Group B (Management Involved) and Group C (Unacceptable Risk) loans (as defined in Note 5 to the Company’s unaudited interim consolidated financial statements) showed gradual improvement through 2012 and thus the loan loss reserve factors for trends in delinquency and non-accrual loans and criticized and classified were gradually decreased. Alternatively, qualitative factors have been increased to account for growth in the loan portfolio. During 2013, lower loan losses have been offset by strong commercial loan volume, the deterioration of several commercial real estate loans and the migration of some past due residential loans to later stage delinquency, resulting in increases in the associated loan loss reserve qualitative factors.

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

The Company’s non-performing assets decreased $944,776 or 15.2% during the first nine months of 2013. The improvement in non-performing loans is principally due to resolution of loans through foreclosure actions and collateral liquidations. Claims receivable on related government guarantees were $313,905 at September 30, 2013 as compared to $334,483 at June 30, 2013.

As of the consolidated balance sheet dates, non-performing assets were made up of the following:

	September 30, 2013		December 31, 2012
		Percent		Percent
	Balance	of Total	Balance	of Total

Loans past due 90 days or more and still accruing (1)
Commercial real estate	$50,965	0.78%	$53,937	0.87%
Residential real estate - 1st lien	344,193	5.30%	281,845	4.54%
Residential real estate - Jr lien	62,359	0.96%	41,434	0.67%
Consumer	8,755	0.13%	844	0.01%
Total	466,272	7.17%	378,060	6.09%

Non-accrual loans (1)
Commercial & industrial	493,272	7.60%	596,777	9.61%
Commercial real estate	1,740,350	26.80%	1,892,195	30.48%
Residential real estate - 1st lien	1,999,274	30.79%	1,928,097	31.06%
Residential real estate - Jr lien	669,292	10.31%	338,383	5.45%
Total	4,902,188	75.50%	4,755,452	76.60%

Other real estate owned	1,125,105	17.33%	1,074,705	17.31%

Total	$6,493,565	100.00%	$6,208,217	100.00%

(1)  No commercial & industrial loans were past due 90 days or more and still accruing and no consumer loans were in non-accrual status as of the consolidated balance sheet dates.

As of the balance sheet dates, the Company was not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

The Company’s OREO portfolio at September 30, 2013 consisted of six properties acquired through the normal foreclosure process.  One residential property and one commercial property were sold during the first quarter of 2013. During the second quarter of 2013, the OREO balance reached $2.2 million as the Company took possession of three commercial real estate properties and one residential property. During the third quarter the Company sold one commercial property and one residential property, and took possession of a parcel of raw land, resulting in a net decrease of $1,118,300 for the third quarter of 2013. Immediately following third quarter end, the Company closed on the sale of two more commercial real estate properties further reducing the OREO portfolio to $885,205.

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

When establishing the allowance each quarter the Company applies a combination of historical loss factors and qualitative factors to loan classes including residential first and junior lien mortgages, commercial real estate, commercial and industrial, and consumer loan portfolios. No changes were made to the allowance methodology during the first nine months of 2013. The Company will shorten or lengthen its look back period for determining average portfolio historical loss rates as the economy either contracts or expands; during a period of economic contraction a shortening of the look back period may more conservatively reflect the current economic climate. The highest loss rates experienced for the look back period are applied to the various segments in establishing the allowance.

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

The following table summarizes the Company's loan loss experience for the nine months ended September 30,

	2013	2012

Loans outstanding, end of period*	$433,211,277	$409,094,645
Average loans outstanding during period*	$422,756,037	$399,953,037
Non-accruing loans, end of period	$4,902,188	$4,708,519
Non-accruing loans, net of government guarantees	$4,319,917	$3,118,286

Allowance, beginning of period	$4,312,080	$3,886,502
Loans charged off:
Commercial & industrial	(61,614)	(159,309)
Commercial real estate	(124,849)	(57,878)
Residential real estate - 1st lien	(7,009)	(239,600)
Residential real estate - Jr lien	0	(69,734)
Consumer loans	(36,655)	(69,437)
Total loans charged off	(230,127)	(595,958)
Recoveries:
Commercial & industrial	2,117	20,498
Commercial real estate	185,791	25,450
Residential real estate - 1st lien	11,764	3,248
Residential real estate - Jr lien	21,230	1,479
Consumer loans	32,826	24,010
Total recoveries	253,728	74,685
Net loans charged off	23,601	(521,273)
Provision charged to income	463,750	750,001
Allowance, end of period	$4,799,431	$4,115,230

Net charge offs to average loans outstanding	-0.006%	0.130%
Provision charged to income as a percent of average loans	0.110%	0.188%
Allowance to average loans outstanding	1.135%	1.029%
Allowance to non-accruing loans	97.904%	87.400%
Allowance to non-accruing loans net of government guarantees	111.100%	131.971%

*Includes loans held-for-sale

Net charge-offs increased from 2007 through 2011, peaking at $841,000 in 2011. Given the trend in losses, depth of the latest recession and the sluggish recovery, management increased its provisions for loan losses to $1.0 million in each of the years 2010 through 2012, compared to $625,004 for 2009. This increase was directionally consistent with the risk trends and growth of the loan portfolio. Improving loan portfolio trends through 2012 and into 2013, and several recoveries have resulted in a $286,251 or 38.2% decrease to the provision for the first nine months of 2013; with total provisions year to date of $463,750 compared to $750,001 for the same period in 2012. While the Company’s allowance coverage of non-accruing loans has increased during 2013, the coverage of non-accruing loans net of government guarantees decreased. The decrease is the result of new non-accruing loans that are not guaranteed, replacing one large government guaranteed loan that was fully liquidated during the second quarter of 2013. The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first nine months of 2013, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk were as follows:

	Contract or Notional Amount
	September 30, 2013	December 31, 2012

Unused portions of home equity lines of credit	$23,360,209	$21,120,077
Other commitments to extend credit	47,221,934	45,551,282
Residential construction lines of credit	2,597,864	1,138,872
Commercial real estate and other construction lines of credit	12,599,285	1,762,424
Standby letters of credit and commercial letters of credit	1,111,941	1,193,480
Recourse on sale of credit card portfolio	280,500	352,000
MPF credit enhancement obligation, net of liability recorded	1,546,211	2,035,858

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

Currently, the Company is not offering competitive rates to attract or retain “rate chasers”.  The Company however, recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits purchased through the CDARS provide an alternative funding source when needed.  Such deposits are generally considered a form of brokered deposits.  The Company had one-way deposits totaling $0 at September 30, 2013 and December 31, 2012 and $2,061,461 at September 30, 2012.  In addition, two-way CDARS deposits allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members.  At September 30, 2013, the Company reported $1,101,465 in CDARS deposits representing exchanged deposits with other CDARS participating banks, compared to $1,028,152 at December 31, 2012 and $1,021,906 at September 30, 2012.  The balance in ICS deposits discussed above under “Changes in Financial Condition” was $14,927,159 at September 30, 2013, compared to $13,529,424 at December 31, 2012 and $11,010,252 at September 30, 2012.

The Company has a Borrower-in-Custody arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available line of $76,626,565, $71,345,734, and $70,635,875, respectively, at September 30, 2013, December 31, 2012 and September 30, 2012.  Credit advances in this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 75 basis points.  The Company had no outstanding advances against this line during any of the respective comparison periods.

The Company has an unsecured Federal Funds line with the FHLBB with an available balance of $500,000 at September 30, 2013, December 31, 2012 and September 30 2012.  Interest is chargeable at a rate determined daily approximately 25 basis points higher than the rate paid on federal funds sold.  In addition, at September 30, 2013, December 31, 2012 and September 30, 2012, additional borrowing capacity of approximately $74,008,675, $72,591,692 and $69,862,201, respectively, was available through the FHLBB secured by the Company's qualifying loan portfolio (generally, residential mortgages).

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	September 30,	December 31,	September 30,
	2013	2012	2012
Long-Term Advances
FHLBB Community Investment Program advance, 7.67% fixed
rate, due November 16, 2012	$0	$0	$10,000
FHLBB term advance, 1.71% fixed rate, due January 28, 2013	0	6,000,000	6,000,000
FHLBB term advance, 2.72% fixed rate, due January 27, 2015	0	0	6,000,000
	$0	$6,000,000	$12,010,000

Overnight Borrowings
Federal funds purchased (FHLBB), 0.3125%, 0.00% and 0.3125%	8,325,000	0	4,840,000

Total Borrowings	$8,325,000	$6,000,000	$16,850,000

The following table illustrates the changes in shareholders' equity from December 31, 2012 to September 30, 2013:

Balance at December 31, 2012 (book value $8.13 per common share)	$43,352,575
Net income	3,635,055
Issuance of stock through the Dividend Reinvestment Plan	523,678
Dividends declared on common stock	(2,026,829)
Dividends declared on preferred stock	(60,938)
Change in unrealized gain on available-for-sale securities, net of tax	(170,227)
Balance at September 30, 2013 (book value $8.81 per common share)	$45,253,314

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  The Company’s non-cumulative Series A preferred stock ($2.5 million liquidation preference) is includable without limitation in its Tier 1 capital.  In accordance with changes in the regulatory requirements for calculating capital ratios, beginning with the quarter ended March 31, 2011, the Company deducts the amount of goodwill, for purposes of calculating the amount of trust preferred junior subordinated debentures includable in Tier 1 capital.  Management believes, as of September 30, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2013 the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded applicable consolidated regulatory capital guidelines.

The regulatory capital ratios of the Company and its subsidiary as of September 30, 2013 and December 31, 2012 exceeded current regulatory guidelines and are presented in the following table.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2013
Total capital (to risk-weighted assets)
Company	$50,110	12.98%	$30,896	8.00%	N/A	N/A
Bank	$49,390	12.81%	$30,850	8.00%	$38,562	10.00%

Tier I capital (to risk-weighted assets)
Company	$43,611	11.29%	$15,448	4.00%	N/A	N/A
Bank	$44,570	11.56%	$15,425	4.00%	$23,137	6.00%

Tier I capital (to average assets)
Company	$43,611	7.98%	$21,870	4.00%	N/A	N/A
Bank	$44,570	8.16%	$21,849	4.00%	$27,311	5.00%

December 31, 2012:
Total capital (to risk-weighted assets)
Company	$47,385	12.57%	$30,164	8.00%	N/A	N/A
Bank	$46,796	12.44%	$30,099	8.00%	$37,623	10.00%

Tier I capital (to risk-weighted assets)
Company	$40,724	10.80%	$15,082	4.00%	N/A	N/A
Bank	$42,440	11.28%	$15,049	4.00%	$22,574	6.00%

Tier I capital (to average assets)
Company	$40,724	7.27%	$22,416	4.00%	N/A	N/A
Bank	$42,440	7.58%	$22,387	4.00%	$27,984	5.00%

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

In July 2013, the Federal Reserve Board adopted new rules implementing the Basel III capital standards, which significantly revise the regulatory capital standards for U.S. financial institutions, including community banks.  Among other things, the new capital rules, which take effect during a five year phase in period beginning in January 2014, revise the definition of various regulatory capital components and related calculation methods, add a new regulatory capital component (common equity tier 1 capital), increase the minimum required tier 1 capital, implement a new capital conservation buffer and restrict dividends and certain discretionary bonus payments when the buffer is not maintained.  The final rules as adopted did not include several proposals that were particularly troubling to the Company and other community banks, including proposed changes to risk-weighting of mortgage loan assets, the proposed mandatory inclusion of unrealized gains and losses on available-for-sale securities in regulatory capital and the proposed phase out of trust preferred securities from regulatory capital.  Management is evaluating the potential impact of the new capital rules on the Company and monitoring related regulatory developments.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of September 30, 2013, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of September 30, 2013 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to purchases of the Company’s common stock during the quarter ended September 30, 2013, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum Number of
			Total Number of	Shares That May Yet
	Total Number of Shares	Average Price Paid	Shares Purchased as Part of Publicly	Be Purchased Under the Plan at the End
For the period:	Purchased(1)(2)	Per Share	Announced Plan	of the Period

July 1 - July 31	0	$0.00	N/A	N/A
August 1 - August 31	4,600	12.95	N/A	N/A
September 1 - September 30	0	0.00	N/A	N/A
Total	4,600	$12.95	N/A	N/A

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

ITEM 6. Exhibits

The following exhibits are filed with this report:
Exhibit 31.1 - Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Chief Financial Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101--The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the interim periods ended September 30, 2013 and 2012, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.*  **
*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

COMMUNITY BANCORP.

DATED: November 12, 2013	/s/ Stephen P. Marsh
Stephen P. Marsh, Chairman, President
& Chief Executive Officer

DATED: November 12, 2013	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)