Form 10-K
period 2013-12-31
COMMUNITY BANCORP /VT
filed 2014-03-25
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑

As of June 30, 2013 the aggregate market value of the voting stock held by non-affiliates of the registrant was $57,041,906, based on a per share trade price on June 26, 2013 of $12.75, as reported on the OTC Link ATS® system maintained by the OTC Markets Group Inc.  For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant.  However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 4,867,957 shares outstanding of the issuer's class of common stock as of the close of business on March 17, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 2013 are incorporated by reference to Part I of this Report.
Portions of the Annual Report to Shareholders for the year ended December 31, 2013 are incorporated by reference to Part II of this report.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2014 are incorporated by reference to Part III of this report.

PART I

Item 1.  The Business

Organization and Operation

The Company. Community Bancorp. (the "Company") was organized under the laws of the State of Vermont in 1982 and became a registered bank holding company under the Bank Holding Company Act of 1956, as amended, in October 1983 when it acquired all of the voting shares of Community National Bank (the "Bank").  The Bank is the only subsidiary of the Company and principally all of the Company's business operations are presently conducted through it. Therefore, the following narrative and the other information about the Company contained in this report are based primarily on the Bank's operations.

The Bank; Banking Services. Community National Bank was organized in 1851 as the Peoples Bank, and was subsequently reorganized as the National Bank of Derby Line in 1865.  In 1975, after 110 continuous years of operation as the National Bank of Derby Line, the Bank acquired the Island Pond National Bank and changed its name to "Community National Bank."   On December 31, 2007, the Company completed its acquisition of LyndonBank, a Vermont bank headquartered in Lyndonville, Vermont, in a cash merger transaction.  As a result of the merger, the Company added three office locations in Caledonia County and one office location in each of Orleans, Lamoille and Franklin Counties.

The Company, through Community National Bank, provides a broad range of retail banking services to the residents, businesses, nonprofit organizations and municipalities in northeastern and central Vermont.  Significant services offered by the Company include:

●
Business Banking – The Company provides a range of banking services to corporations and other business clients.  Credit products are available for a wide variety of general business purposes, including financing for commercial business properties, equipment, inventories and accounts receivable, as well as letters of credit.  The Company also offers business checking and other deposit accounts, cash management services, repurchase agreements, automated clearing house (ACH) and wire transfer services and remote deposit capture.

●
Commercial Real Estate Lending – The Company provides a wide range of products to meet the financing needs of commercial developers and investors, residential builders and developers and community development entities.  Credit products are available to facilitate the purchase of land and/or build structures for business use and for investors who are developing residential or commercial property, as well as for real estate secured financing of existing businesses.

●
Residential Real Estate Lending – The Company provides products to help meet the home financing needs of consumers, including conventional permanent and construction/permanent (fixed, adjustable, or variable rate) financing arrangements, and FHA/VA loan products.  The Company offers both fixed-rate and adjustable rate residential mortgage (ARM) loans and home equity loans.  A portion of the Company’s first lien residential mortgage loans originated are sold into the secondary market.  The Company offers these products through its network of banking offices.  The Company does not originate subprime residential real estate loans.

●
Retail Credit – The Company provides a full-range of loan products to meet the needs of consumers, including personal loans, automobile loans and boat/recreational vehicle loans.  In addition, through a marketing alliance with a third party, the Company offers credit cards.

●
Municipal and Institutional Banking – The Company provides banking services to meet the needs of state and local governments, schools, charities, membership and not-for-profit associations including deposit account services, tax-exempt loans, lines of credit and term loans.  In addition, through an arrangement with the Federal Home Loan Bank of Boston (“FHLBB”), the Company offers a secured deposit product to its municipal customers, collateralized by FHLBB letters of credit.

•
Retail Banking – The Company provides a full-range of consumer banking services, including checking accounts, savings programs, automated teller machines (ATMs), debit/credit cards, night deposit facilities and online and telephone banking.

The Company focuses on establishing and maintaining long-term relationships with customers and is committed to providing for the financial services needs of the communities it serves.  In particular, the Company continues to emphasize its relationships with individual customers and small-to-medium-sized businesses.  The Company actively evaluates the banking needs of its markets, including low- and moderate-income areas, and offers products that are responsive to the needs of its customer base.  The Company’s markets provide a mix of real estate, commercial and industrial, municipal and consumer lending opportunities, as well as a stable core deposit base.  Additional information about our business, including the Company’s deposit-taking activities, lending activities and credit and risk management policies, is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report to Shareholders for 2013 filed as Exhibit 13 to this Report and is incorporated herein by reference.

Trust Company Affiliate. In 2002, the Bank transferred its trust operations to a newly formed Vermont-chartered nondepository trust and investment management affiliate, Community Financial Services Group, LLC, based in Newport, Vermont ("CFSG").  The Bank's ownership interest in CFSG is held indirectly, through Community Financial Services Partners, LLC, a Vermont limited liability company (“CFSG Partners"), which owns 100% of the limited liability company equity interests of CFSG.  Immediately following transfer of its trust operations to CFSG, the Bank sold a two-thirds interest in CFSG Partners, equally to the National Bank of Middlebury, headquartered in Middlebury, Vermont and Guaranty Bancorp Inc., the bank holding company parent of Woodsville Guaranty Savings Bank, headquartered in Woodsville, New Hampshire.  CFSG offers fiduciary services throughout the market areas of the three owner financial institutions and leases space from them in some of their branch offices.

Statutory Business Trust. In 2007, the Company formed CMTV Statutory Trust I (the "Trust"), a Delaware statutory business trust, for the purpose of issuing $12.5 million of trust preferred securities and lending the proceeds to the Company.  This funding provided a portion of the cash consideration paid by the Company in the acquisition of LyndonBank and provided additional regulatory capital.  The Trust is a variable interest entity for which the Company is not the primary beneficiary, within the meaning of applicable accounting standards.  Accordingly, the Trust is not consolidated with the Company for financial reporting purposes.

Tax Credit Entity. In 2011, the Company formed a limited liability company (“LLC”) to facilitate its purchase of federal New Markets Tax Credits (“NMTCs”) under an investment structure designed by a local community development entity.  The LLC is a variable interest entity for which, in the context of the overall NMTC structure, the Company is not the primary beneficiary, within the meaning of applicable accounting standards.  Accordingly, the LLC is not consolidated with the Company for financial reporting purposes.

Competition

All of the Bank's offices are located in northern and central Vermont.  The Bank’s main office is located in Derby, in Orleans County.  In addition to its main office, the Bank has four other banking offices in Orleans County, one office in Essex County, four offices in Caledonia County, two offices in Washington County and one office each in Franklin and Lamoille Counties. (See Item 2 (Properties) of this report.)

The Bank competes in all aspects of its business with other banks and credit unions in northern and central Vermont, including three of the largest banks in the state, which maintain branch offices throughout the Bank's service area.  Changes in the regulatory framework of the banking industry during the past decade have broadened the competition for commercial bank products, such as deposits and loans, to include not only traditional rivals such as banks, savings banks and credit unions, but also many non-traditional rivals such as insurance companies, brokerage firms, mutual funds and consumer and commercial finance and leasing companies. In addition, many out-of-market nationwide banks, nonbank lenders and other financial service firms operate in the Company’s market areas through mass marketing solicitations by mail, radio, television, the internet and email. At the same time, technological changes have facilitated remote delivery of financial services by bank and nonbank competitors outside the context of a traditional branch bank network, thereby intensifying competition from out-of-market firms.

Competition from the tax-exempt credit union industry has also intensified in recent years.  A number of the Bank’s credit union competitors, including the largest state-chartered Vermont credit union, have converted in recent years from an employment based common bond to a community common bond, thereby significantly increasing their fields of membership in the Bank’s market areas.  Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, they have a significant pricing advantage over commercial banks for their deposit and loan products.  This pricing advantage, coupled with the relaxing of membership and regulatory restrictions on product offerings, has resulted in increased competition for the Bank from this tax exempt sector of the financial services industry.

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

Employees

As of December 31, 2013, the Company did not have any employees at the holding company level.  However, as of such date, the Bank employed 131 full-time employees and 20 part-time employees.  The Bank is not a party to any collective bargaining agreement and management of the Bank considers its employee relations to be good.

Regulation and Supervision

The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies and banks, to which the Company and the Bank are subject.  Regulation of banks and bank holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund of the FDIC, rather than for the protection of shareholders and creditors.

The Company’s earnings are affected by general economic conditions, management policies, changes in federal and state laws and regulations and actions of various regulatory authorities, including those referred to below.  Banking is a highly regulated business and proposals to change the laws and regulations to which the Company and the Bank are subject are frequently introduced at both the federal and state levels.  The likelihood and timing of any such changes and the impact such changes may have on the Company and the Bank is impossible to predict with any certainty.

The following summary does not purport to be complete and is qualified by reference to the particular statutes and regulations.

Dodd–Frank Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) represents a comprehensive revision and restructuring of many aspects of financial services industry regulation and impacts practically all aspects of a banking organization.  Implementation of the Dodd-Frank Act continued throughout 2013, including through various agency rulemakings.  Many of the provisions of the Dodd-Frank Act are designed to reduce systemic risk from large, complex “systemically significant” financial institutions, and thus do not apply to a smaller banking organization such as the Company.  Nevertheless, certain of its provisions do directly apply to the Company and others will indirectly impact its operations, as the Dodd-Frank Act continues to reshape the financial services environment.  Among other things, the Act:

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

●
Requires public companies to periodically seek “say on executive pay” and “say on frequency” votes of shareholders, and in some circumstances, a “say on golden parachute” vote of shareholders.  As a smaller reporting company, these vote requirements first became applicable for the Company’s 2013 annual meeting of shareholders;

●	Allowed depository institutions to pay interest on demand deposits effective July 21, 2011;

●	Established by statute the Federal Reserve’s “source of strength” doctrine mandating holding company financial support of subsidiary insured depository institutions;

●	Eliminated state restrictions on de novo interstate branching;

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

While significant elements of the Dodd-Frank Act have been implemented through agency rulemakings, additional rulemakings and further studies are required for implementation of other provisions of the Act (See “Qualified Mortgage Rules” below).  The Company will continue to monitor the impact of implementation of this significant legislation.

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

Except for CFSG’s trust and investment management operations, the Company does not presently engage, directly or indirectly through any affiliate, in any other permissible non-banking activities.

A bank holding company must also obtain prior Federal Reserve approval in order to purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the company for all purchases or redemptions by the company of its equity securities within the preceding 12 months, will equal 10% or more of the company's consolidated net worth.

The Company is required to file with the Federal Reserve Board annual quarterly reports and such additional information as the Board may require pursuant to the Act.  The Board may also make examinations of the Company and any direct or indirect subsidiary of the Company.

The Company, the Bank, CFSG Partners and CFSG are all considered "affiliates" of each other for the purposes of Section 18(j) of the Federal Deposit Insurance Act (“FDIA”), as amended, and Sections 23A and 23B of the Federal Reserve Act, as amended.  In particular, section 23A limits loans or other extensions of credit to, asset purchases with and investments in affiliates of the Bank to 10% of the Bank’s capital and surplus.  In addition, such loans and extensions of credit and certain other transactions must be collateralized in specified amounts.  Section 23B requires, among other things, that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving non-affiliated persons.  Further, the Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

Capital. The Company and the Bank are required under federal law to maintain certain capital levels. The federal banking agencies have issued substantially similar risk-based and leverage capital requirements applicable to banking organizations they supervise. Under the current requirements (which, for community banking organizations such as the Company, will be replaced by new rules, described below, beginning January 1, 2015), the Company and the Bank are required to maintain certain capital standards based on ratios of capital to assets and capital to risk-weighted assets. The requirements define an institution’s total qualifying capital as having two components: Tier 1 capital, which must be at least 50% of total qualifying capital and mainly comprises common equity, retained earnings, qualifying preferred stock and (for community banking organizations) qualifying trust preferred securities, less certain intangibles; and Tier 2 capital, which may include the allowance for loan losses up to a maximum of 1.25% of risk weighted assets, qualifying subordinated debt, qualifying preferred stock, hybrid capital instruments and up to 45% of net unrealized gains on available-for-sale equity securities. The requirements also define the weights assigned to assets and off-balance sheet items to determine the risk weighted asset components of the risk-based capital rules.

Under the current requirements, the minimum capital standards that must be met by any bank holding company or bank include a Tier 1 capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a leverage capital ratio of at least 4% (except for those institutions with the highest regulatory ratings and not experiencing significant growth or expansion). Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institutions ability to manage those risks, are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy.

The Dodd-Frank Act contained a number of restrictions designed to strengthen capital for bank holding companies, including a requirement that the Federal Reserve establish minimum leverage and risk-based capital levels that are at least as stringent as that currently in effect for banks. The Act also required that the Federal Reserve issue capital rules that are countercyclical so that the amount of capital required to be maintained by a banking organization would increase in times of economic expansion and decrease in times of economic contractions, consistent with the organization’s safety and soundness. In addition, the international oversight body of the Basel Committee on Banking Supervision reached agreement through what is known as the Basel III Capital Framework to increase the minimum common equity capital requirement for banking organizations.

Pursuant to the various directives, the federal banking agencies have issued revised capital rules that change the leverage and risk-based capital requirements (including the prompt corrective action framework), which will become effective for community banking organizations such as the Company as of January 1, 2015. Under these final rules, the definition of the regulatory capital components and minimum capital requirements will materially change. Among the most important of these changes is the addition of a new common equity Tier 1 risk-based capital ratio of 4.5%, and the increase in the overall Tier 1 risk-based capital ratio to 6%. Certain deductions from common equity will be expanded and others, including mortgage servicing assets and deferred tax assets subject to temporary timing differences, will be subject to threshold deductions. In addition, the federal banking agencies are requiring a capital conservation buffer of up to 2.5% above each of the capital ratio requirements (common equity tier 1, tier 1, and total risk-based capital) which must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. When the Basel III capital rules are fully phased in, a banking organization would need to maintain a common equity Tier 1 capital ratio greater than 7.0%, a Tier 1 capital ratio greater than 8.5% and a total risk-based capital ratio greater than 10.5%, otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments to its executive management. The agency rulemakings also change the risk-weighting of certain assets, including “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

The Company’s tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 8.04%, 11.48% and 13.09%, respectively, at December 31, 2013.  The Company’s capital ratios exceeded all applicable regulatory requirements at December 31, 2013.  The Bank’s tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 8.20%, 11.72% and 12.97%, respectively, at December 31, 2013.  Each of these ratios exceeds the current regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. In addition, management is evaluating the potential impact of the Basel III capital rules on the Company and believes that, as of December 31, 2013, the Company and the Bank would meet all capital adequacy requirements under the Basel III capital standards on a fully-phased in basis as if such requirements were currently in effect.

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

Sarbanes-Oxley Act.  The Sarbanes-Oxley Act of 2002 (the “SOX”) was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  SOX is the most far-reaching U.S. securities legislation enacted in decades, and generally applies to companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 ("Exchange Act"). The SEC has engaged in extensive rulemaking to implement the provisions of SOX.

SOX includes provisions addressing, among other matters, the duties, functions and qualifications of audit committees for all public companies; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers, except (in the case of banking companies) loans in the normal course of business; expedited filing requirements for reports of beneficial ownership of company stock by insiders; disclosure of a code of ethics for senior officers, and of any change or waiver of such code; the formation of a public accounting oversight board; auditor independence; disclosure of fees paid to the company's auditors for non-audit services and limitations on the provision of such services; attestation requirements for company management and external auditors, relating to internal controls and procedures; and various increased criminal penalties for violations of federal securities laws.

In response to SOX, the Board of Directors of the Company approved a series of actions to strengthen and improve its already strong corporate governance practices.  Among other measures, the Board adopted a Code of Ethics for Senior Financial Officers and the Principal Executive Officer, adopted an Insider Trading Policy, adopted amendments to the Audit Committee Charter, appointed a Compensation Committee and a Corporate Governance/Nominating Committee and adopted charters for those committees.

Since 2007 Section 404 of SOX has required management of the Company to undertake a periodic assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting.  Management's report on internal control over financial reporting for 2013 is contained in Item 9A of this Report.  The Company has incurred, and expects to continue to incur, costs in connection with its on-going compliance with Section 404.

As enacted in 2002 and implemented by the SEC, SOX provided that, beginning with annual financial statements for 2010, the Company’s external auditors would be required to attest to, and report on, management’s assessment of the Company’s internal controls and the operating effectiveness of these controls.  As noted above, however, the Dodd-Frank Act included permanent relief from this requirement for smaller reporting companies such as the Company.

More information on the Company’s corporate governance practices, including committee charters, is available on the Company’s website at www.communitybancorpvt.com.

SEC Regulatory Relief for Smaller Reporting Companies.  In December 2007, the SEC adopted amendments to its disclosure and reporting rules to extend to more public companies the benefits of the simplified and less rigorous disclosure requirements previously applicable only to “small business issuers.”  The amendments established a new category of “smaller reporting companies” with a public float of less than $75 million.  The Company continues to qualify as a smaller reporting company as of its last measurement date (June 30, 2013).  Under the amendments, smaller reporting companies are able to elect whether to comply with specified financial and nonfinancial disclosure requirements on an item by item basis.  The amendments were effective February 4, 2008 and the Company has elected to avail itself of some of the relief provided in the amendments in connection with preparation of the Company’s annual meeting proxy statement and its periodic reports, including this annual report on Form 10-K.

Prompt Corrective Action.  The Bank is subject to regulatory capital requirements established under the Federal Deposit Insurance Company Improvement Act of 1991 ("FDICIA").  Among other things, FDICIA identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective U.S. federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

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

As of December 31, 2013, the Bank was considered "well capitalized" under FDICIA’s regulatory capital requirements.

Dividends.  The Company derives funds for payment of dividends to its shareholders primarily from dividends received from its subsidiary, Community National Bank. Under the National Bank Act, prior approval from the Office of the Comptroller of the Currency (“OCC”) is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that last year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.  Federal law also prohibits national banks from paying dividends greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses.

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

Deposit Insurance.  The deposits of the Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF.  The FDIC imposes a risk-based deposit premium assessments system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 and further amended by the Dodd-Frank Act.  Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities.  To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings.  In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings.  The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits.  In addition, all FDIC insured depository institutions are required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

The Dodd-Frank Act changed the assessment formula for determining deposit insurance premiums and modified certain insurance coverage provisions of the FDIA.  The FDIC’s implementing rules, which redefined the base for FDIC insurance assessments from the amount of insured deposits to average consolidated total assets less average tangible equity, became effective April 1, 2011.  The Bank’s total FDIC insurance assessment for 2013 was $376,022.

The Dodd-Frank Act also permanently increased from $100,000 to $250,000 the maximum per depositor FDIC insurance amount.

Brokered Deposits. Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits without prior approval of the FDIC unless it is well capitalized under the FDICIA's prompt corrective actions guidelines. The Company participates in the Certificate of Deposit Account Registry Service (“CDARS”) of the Promontory Interfinancial Network, which uses a deposit-matching engine to match CDARS deposits in other participating banks, dollar- for-dollar.  This product is designed to provide deposit insurance in excess of FDIC limits and thereby enhance customer attraction and retention, build deposits and improve net interest margins.  CDARS are considered brokered deposits for certain purposes under the Federal Deposit Insurance Act and FDIC regulations. As of December 31, 2013 the Company had $1,103,008 in CDARS deposits, all of which were exchanged deposits. The Company’s Asset, Liability and Funds Management Policy limits the use of brokered deposits to 5% of total assets.

Financial Privacy.  Under the federal Gramm-Leach-Bliley Financial Modernization Act of 1999 all financial institutions, including the Company, are required to adopt privacy policies, restrict the sharing of nonpublic consumer customer data with nonaffiliated parties, and establish procedures and practices to protect customer data from unauthorized access.  The Company is also subject to similar, but more stringent, requirements under state law, including the Vermont Financial Privacy Act.  In addition, the Company is subject to the federal Fair Credit Reporting Act, including the amendments adopted in the federal Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”).  The FACT Act includes many provisions concerning national credit reporting standards and permits consumers to opt out of information sharing among affiliated companies for marketing purposes.  It also requires financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit terms less favorable than those generally available.  The Federal Reserve and the OCC have extensive rulemaking authority under the FACT Act and have promulgated rules implementing the Act, including rules limiting information sharing for affiliate marketing and rules requiring programs to identify, detect and mitigate certain identity theft red flags.  The Company is also subject to the requirements of the Vermont Fair Credit Reporting Act, which generally requires an individual's consent in order to obtain a credit report, and to data security standards and data breach notice requirements.

Qualified Mortgage Rules.  Pursuant to the Dodd-Frank Act, the CFPB has adopted certain significant amendments to the regulations that implement the Truth in Lending Act.  These amendments, which became effective January 10, 2014,  address mortgage origination practices by certain housing creditors, including the Bank.  The amendments generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay a mortgage (the “ability-to-repay requirement”).  The amendments provide that mortgages deemed to be so-called qualified mortgages (“QMs”) that are “higher priced” are entitled to a rebuttable presumption that the creditor making the loan satisfied the ability-to-repay requirements and those mortgages deemed to be QMs that are not “higher priced” are entitled to a safe harbor from the ability-to-repay requirements.

Pursuant to the ability-to-repay requirement, creditors must consider eight minimum underwriting factors related to the terms of the mortgage and the income, employment, debt and credit history of the borrower.  To be deemed a qualified mortgage, a mortgage cannot include certain features, such as a term exceeding 30 years, negative amortization, an interest-only period, or a balloon payment and must have been originated in compliance with certain underwriting criteria, in particular, a 43% debt-to-income cap.  A QM cannot have points and fees that exceed 3% of the total loan amount, with different caps for mortgages under $100,000.

The amendments also provide for a temporary category of qualified mortgage that will phase out over time.  The underwriting requirements for such mortgages have more flexible underwriting requirements – in particular, they are not required to meet the 43% debt-to-income cap so long as they satisfy the general product feature requirements for a qualified mortgage and also satisfy the underwriting requirements of, and are therefore, eligible to be purchased, guaranteed or insured by, Fannie Mae or Freddie Mac while they operate under Federal conservatorship or receivership, the Department of Housing and Urban Development (i.e., the Federal Housing Administration), the Department of Veteran Affairs, the Department of Agriculture or Rural Housing Services.

A lender originating a QM is protected against a legal claim that the lender failed to comply with the ability-to-repay requirement. A lender originating a mortgage that is not a QM is exposed to the risk of a potential claim that the lender did not comply with the ability-to-repay rules, which could require the lender to pay damages to the borrower, including but not necessarily limited to the sum of all finance charges and fees paid by the borrower. The borrower’s claim also could impair the lender’s ability to enforce the loan terms or foreclose on the real estate collateral. Because of these potential risks, a QM might have more value in the secondary mortgage market and might be easier for a lender to sell into the secondary mortgage market than a mortgage that is not a QM.

Although management of the Bank believes the majority of the Bank’s mortgage originations will be QMs, the ability-to-repay requirement creates a new basis for challenge by regulators and by consumers and its future interpretation by the courts creates substantial uncertainty. The CFPB’s mission is consumer protection, not lender safety and soundness, and for that reason the CFPB wrote the ability-to-repay rule with the goal of preventing consumers from being steered by lenders into expensive and unsustainable borrowing, rather than with the goal of assuring loan repayment. Accordingly, typical credit-quality features such as loan-to-value standards are not elements of the ability-to-repay rule, and it will not necessarily be the case that QMs have a higher probability or history of repayment than other mortgages. Compliance with the ability-to-repay requirement will increase the Bank’s compliance costs, and will potentially adversely affect the profitability of routine residential mortgage lending operations. In addition, for the mortgage lending industry the ability-to-repay rule creates a bias in favor of QMs, which because of factors such as a minimum 43% debt-to-income ratio, could have unintended adverse effects, such as reducing community bank lending to low- and moderate-income borrowers and communities.

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

Management reviewed and reclassified the Company’s deposits during 2013 and 2012, to the extent permissible under Regulation D, resulting in a reduction in required reserves since the reclassification, as compared to required reserve levels in prior years.

Federal Home Loan Bank System.  Community National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to purchase and hold shares of capital stock in the applicable regional Federal Home Loan Bank (the Federal Home Loan Bank of Boston, in the case of Community National Bank), in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the Federal Home Loan Bank. Community National Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston (“FHLBB”) stock at December 31, 2013 of approximately $3 million. During 2009, the FHLBB experienced significant net operating losses, and as a result temporarily ceased paying dividends on its stock and instituted a moratorium on stock repurchases and redemptions.  In 2011, the FHLBB resumed paying dividends, but at a more modest rate than previous years and in February 2012 it lifted the moratorium on stock redemptions.  As a member, the Bank is subject to future capital calls by the FHLBB in order to maintain compliance with its capital plan.

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

Other Available Information

This annual report on Form 10-K is on file with SEC.  The Company also files with the SEC quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy materials for its annual meetings of shareholders.  You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100F Street, NE, Washington, DC  20549-0213, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. The Company's SEC-filed reports and proxy statements are also available through a link on the Company's website at www.communitybancorpvt.com.  The Company has also posted on its website the Company’s Code of Ethics for Senior Financial Officers and the Principal Executive Officer, the Insider Trading Policy and the charters of the Audit, Compensation and Nominating Committees.  The information and documents contained on the Company's website do not constitute part of this report.  Copies of the Company's reports filed with the SEC (other than exhibits) can also be obtained by contacting Chris Bumps, Corporate Secretary, at our principal offices, which are located at 4811 U.S. Route 5, Derby, Vermont  05829 or by calling (802) 334-7915.

Item 1A.  Risk Factors

Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective February 4, 2008).

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.  Properties

Although Community Bancorp. does not itself own or lease real property, Community National Bank owns and leases various properties for its banking operations.   All of the Bank’s offices are located in Vermont.

The Company's administrative offices are located at the main offices of the Bank on U.S. Route 5 in Derby, Vermont, with total office space of approximately 34,000 square feet, including retail banking offices, an operations center as well as a community room used by the Bank for meetings and various functions.  This community room has a secure outside access making it possible for the Bank to offer it to non-profit organizations after banking hours free of charge.  This office is equipped with a remote drive-up facility and a drive-up ATM as well as an inside lobby ATM.

In addition to its main office, the Company maintains thirteen branch offices in five Vermont counties:

Branch Location	Owned	Leased	CFSG Office1

Caledonia County
St. Johnsbury (Railroad Street)	X
St. Johnsbury (Route 5)		X2
Lyndon (Memorial Drive)		X3	X
Lyndonville (Broad Street)	X

Franklin County
Enosburg Falls (Sampsonville Road)	X

Lamoille County
Morrisville (Route 15 West)		X

Orleans County
Barton (Church Street)		X
Derby Line (Main Street)	X
Island Pond (Route 105)		X
Newport (Main Street)	X		X
Troy (Route 101)	X

Washington County
Barre (North Main Street)	X		X
Montpelier (State Street)		X

In addition to ATMs at the main office and all branch locations, the Company maintains ATMs or cash machines at ten third party locations throughout its market area. A complete listing of the Company’s banking offices and off-premises ATM and cash machine locations is contained on the Bank’s website at www.communitynationalbank.com.

All of the Company’s owned premises are free and clear of any mortgages or encumbrances and, in management’s view, all locations are suitable for conducting the Bank’s business.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company or the Bank is a party or of which any of its property is the subject, other than routine litigation incidental to its banking business, none of which, in the opinion of management, is material to the Company's consolidated operations or financial condition.

Item 4.  Mine Safety Disclosures

Not Applicable

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

_____________________________________________________
1 The Bank leases space at some of its branch locations to its affiliated trust and investment management affiliate, Community Financial Services Group, LLC (CFSG), including premises in Newport, Vermont used as CFSG’s main office.

2 This branch consists of approximately 2,250 square feet in the front of the Price Chopper building at the corner of the I-91 Access Road and Route 5 in the town of St. Johnsbury and is leased on market terms from St. Johnsbury Properties, Inc., a wholly owned subsidiary of Murphy Realty Co. Inc. of St. Johnsbury.  Peter Murphy, President of Murphy Realty, is a director of the Company and the Bank.

3 This branch consists of a building on Memorial Drive comprising approximately 2,600 square feet in the town of Lyndon and is leased on market terms from a neighboring business, 48 Broad Street, LLC, owned by David Stahler who is a member of the Bank’s Caledonia County advisory board.

Information on the trading market in, market price of, and dividends paid on, the Company's common stock is incorporated by reference to the section of the Annual Report to Shareholders for 2013 under the caption “Common Stock Performance by Quarter” immediately following the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed as Exhibit 13 to this report.  The balance of the information required by item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective February 4, 2008).

The following table provides information as to purchases of the Company’s common stock during the fourth quarter ended December 31, 2013, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

For the month ended:	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period

October 1 - October 31	0	$0.00	N/A	N/A
November 1 - November 30	0	0.00	N/A	N/A
December 1 - December 31	2,500	13.50	N/A	N/A
Total	2,500	$13.50	N/A	N/A

(1)  All 2,500 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through Community Financial Services Group, LLC (“CFSG”), which provides certain custodial and investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the section of the Annual Report to Shareholders for 2013 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," immediately following the “Notes to Consolidated Financial Statements”, filed as Exhibit 13 to this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to the subsection labeled "Risk Management" of Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report to Shareholders for 2013, filed as Exhibit 13 to this report.

Item 8.  Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry Dunn McNeil & Parker, LLC are incorporated herein by reference from the Annual Report to Shareholders for 2013, filed as Exhibit 13 to this report.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of December 31, 2013, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of December 31, 2013 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  As of December 31, 2013, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting.  Management assessed the Company’s system of internal control over financial reporting as of December 31, 2013, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of December 31, 2013, its system of internal control over financial reporting met those criteria and is effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2014.

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

The Code of Ethics for Senior Financial Officers and the Principal Executive Officer is available on the Company's website at www.communitybancorpvt.com.  The Code is also listed as Exhibit 14 to this report and incorporated by reference to a prior filing with the SEC.  There were no waivers of any provision of the Code during 2013.

Item 11.  Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2014:

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2014:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION."

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2014:

Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -Transactions with Management."
Information regarding the independence of directors under the caption “CORPORATE GOVERNANCE – Director Independence.”

Item 14.  Principal Accounting Fees and Services

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2014 under the caption "PROPOSAL 3 - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

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

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The Company's audited consolidated financial statements and notes thereto and the report of Berry Dunn McNeil & Parker, LLC thereon, are incorporated by reference to the Annual Report to Shareholders for the years ended December 31, 2013 and 2012, filed as Exhibit 13 to this report.

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

The following exhibits are filed as part of this report:**
Exhibit 13 - Portions of the Annual Report to Shareholders of Community Bancorp. for 2013, specifically incorporated by reference into this report.
Exhibit 21 - Subsidiaries of Community Bancorp.
Exhibit 23 - Consent of Berry Dunn McNeil & Parker, LLC
Exhibit 31(i) - Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(ii) - Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(i) - Certification from the Chief Executive Officer of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(ii) - Certification from the Chief Financial Officer of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101--The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income; (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2013 and 2012.

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

COMMUNITY BANCORP.
BY: /s/ Stephen P. Marsh	Date: March 25, 2014
Stephen P. Marsh, Chairman, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Stephen P. Marsh	Date: March 25, 2014
Stephen P. Marsh, Chairman, President
and Chief Executive Officer

BY: /s/ Louise M. Bonvechio	Date: March 25, 2014
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)

BY: /s/ Candace A. Patenaude	Date: March 25, 2014
Candace A. Patenaude
(Principal Accounting Officer)
COMMUNITY BANCORP. DIRECTORS
/s/ Thomas E. Adams	Date: March 25, 2014
Thomas E. Adams

/s/ Kathryn M. Austin	Date: March 25, 2014
Kathryn M. Austin

/s/ Charles W. Bucknam, Jr.	Date: March 25, 2014
Charles W. Buckman, Jr.

/s/ Aminta K. Conant	Date: March 25, 2014
Aminta K. Conant

/s/ Jacques R. Couture	Date: March 25, 2014
Jacques R. Couture

/s/ Rosemary M. Lalime	Date: March 25, 2014
Rosemary M. Lalime

/s/ Stephen P. Marsh	Date: March 25, 2014
Stephen P. Marsh

/s/ Dorothy R. Mitchell	Date: March 25, 2014
Dorothy R. Mitchell

/s/ Anne T. Moore	Date: March 25, 2014
Anne T. Moore

/s/ Peter J. Murphy	Date: March 25, 2014
Peter J. Murphy

/s/ Frederic Oeschger	Date: March 25, 2014
Frederic Oeschger

/s/James G. Wheeler, Jr.	Date: March 25, 2014
James G. Wheeler, Jr.