Form 10-Q
period 2014-03-31
COMMUNITY BANCORP /VT
filed 2014-05-13
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

At May 7, 2014, there were 4,883,976 shares outstanding of the Corporation's common stock.

FORM 10-Q

Index
		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4	Controls and Procedures	43

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	44
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 6	Exhibits	45
	Signatures	46

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary
Consolidated Balance Sheets

	March 31,	December 31,	March 31,
	2014	2013	2013
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$12,611,269	$11,841,161	$8,669,614
Federal funds sold and overnight deposits	6,515,899	6,488,828	32,556
Total cash and cash equivalents	19,127,168	18,329,989	8,702,170
Securities held-to-maturity (fair value $39,297,000 at 03/31/14
$38,370,000 at 12/31/13 and $42,733,000 at 03/31/13)	38,919,299	37,936,911	42,380,968
Securities available-for-sale	31,187,390	35,188,602	46,010,313
Restricted equity securities, at cost	3,632,850	3,632,850	3,632,850
Loans held-for-sale	505,600	209,500	1,347,961
Loans	452,230,767	439,908,926	417,469,135
Allowance for loan losses	(4,837,578)	(4,854,915)	(4,493,384)
Deferred net loan costs	290,265	300,429	206,969
Net loans	447,683,454	435,354,440	413,182,720
Bank premises and equipment, net	11,599,575	11,723,468	12,172,480
Accrued interest receivable	1,998,301	1,778,305	1,970,615
Bank owned life insurance	4,330,567	4,303,307	4,215,534
Core deposit intangible	1,022,606	1,090,781	1,295,301
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	865,820	1,105,525	879,705
Other assets	10,680,849	11,439,457	13,015,495
Total assets	$583,127,748	$573,667,404	$560,380,381
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$80,608,105	$82,156,154	$64,660,692
Interest-bearing transaction accounts	112,378,796	126,578,052	114,257,777
Money market funds	84,177,510	81,960,677	94,380,704
Savings	74,187,411	69,906,147	68,232,421
Time deposits, $100,000 and over	57,849,279	46,928,443	45,220,821
Other time deposits	73,406,469	74,023,096	77,509,684
Total deposits	482,607,570	481,552,569	464,262,099

Federal funds purchased and other borrowed funds	12,000,000	0	7,845,000
Repurchase agreements	25,885,704	29,644,615	28,623,952
Capital lease obligations	694,315	711,042	759,260
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	2,429,965	2,736,201	2,151,091
Total liabilities	536,504,554	527,531,427	516,528,402
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 10,000,000 shares authorized,
5,091,506 shares issued at 03/31/14, 5,078,707 shares issued
at 12/31/13, and 5,037,828 shares issued at 03/31/13	12,728,765	12,696,768	12,594,570
Additional paid-in capital	28,754,257	28,612,308	28,177,907
Retained earnings	5,269,524	4,997,144	3,046,163
Accumulated other comprehensive (loss) income	(6,575)	(47,466)	156,116
Less: treasury stock, at cost; 210,101 shares at 03/31/14,
12/31/13 and 03/31/13	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	46,623,194	46,135,977	43,851,979
Total liabilities and shareholders' equity	$583,127,748	$573,667,404	$560,380,381

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	For The Quarters Ended March 31,
	2014	2013

Interest income
Interest and fees on loans	$5,270,776	$5,207,889
Interest on debt securities
Taxable	66,344	77,202
Tax-exempt	256,628	255,547
Dividends	23,284	15,079
Interest on federal funds sold and overnight deposits	1,244	6,332
Total interest income	5,618,276	5,562,049

Interest expense
Interest on deposits	657,255	773,770
Interest on federal funds purchased and other borrowed funds	18,686	23,265
Interest on repurchase agreements	16,598	36,019
Interest on junior subordinated debentures	100,751	101,743
Total interest expense	793,290	934,797

Net interest income	4,824,986	4,627,252
Provision for loan losses	135,000	206,250
Net interest income after provision for loan losses	4,689,986	4,421,002

Non-interest income
Service fees	646,813	558,950
Income from sold loans	249,130	387,591
Other income from loans	144,400	143,313
Other income	273,158	278,338
Total non-interest income	1,313,501	1,368,192

Non-interest expense
Salaries and wages	1,650,000	1,657,185
Employee benefits	631,197	609,289
Occupancy expenses, net	684,198	871,904
Other expenses	1,746,801	1,450,912
Total non-interest expense	4,712,196	4,589,290

Income before income taxes	1,291,291	1,199,904
Income tax expense	219,726	158,126
Net income	$1,071,565	$1,041,778

Earnings per common share	$0.22	$0.21
Weighted average number of common shares
used in computing earnings per share	4,872,589	4,816,588
Dividends declared per common share	$0.16	$0.14
Book value per share on common shares outstanding at March 31,	$9.04	$8.57

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	For The Quarters Ended March 31,
	2014	2013

Net income	$1,071,565	$1,041,778

Other comprehensive gain (loss), net of tax:
Unrealized holding gain (loss) on available-for-sale securities
arising during the period	61,956	(23,700)
Tax effect	(21,065)	8,058
Other comprehensive gain (loss), net of tax	40,891	(15,642)
Total comprehensive income	$1,112,456	$1,026,136

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For The Quarters Ended March 31,
	2014	2013

Cash Flows from Operating Activities:
Net income	$1,071,565	$1,041,778
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	246,008	261,932
Provision for loan losses	135,000	206,250
Deferred income tax	(27,827)	(144,408)
Gain on sale of loans	(127,454)	(219,954)
Loss (gain) on sale of OREO	1,840	(9,728)
Gain on Trust LLC	(79,812)	(63,594)
Amortization of bond premium, net	79,113	120,290
Proceeds from sales of loans held for sale	4,922,980	8,069,687
Originations of loans held for sale	(5,091,626)	(7,695,988)
Increase in taxes payable	540,800	277,187
Increase in interest receivable	(219,996)	(219,530)
Amortization of FDIC insurance assessment	0	94,105
Decrease (increase) in mortgage servicing rights	7,384	(36,629)
Decrease (increase) in other assets	149,217	(124,301)
Increase in cash surrender value of bank owned life insurance	(27,260)	(27,890)
Amortization of core deposit intangible	68,175	68,175
Amortization of limited partnerships	147,780	144,570
Decrease (increase) in unamortized loan costs	10,164	(37,468)
Increase (decrease) in interest payable	1,186	(9,891)
Decrease in accrued expenses	(424,696)	(446,324)
Increase in other liabilities	15,067	38,046
Net cash provided by operating activities	1,397,608	1,286,315

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	3,083,260	4,476,973
Purchases	(4,065,647)	(4,992,386)
Investments - available-for-sale
Maturities, calls, pay downs and sales	6,000,000	2,000,000
Purchases	(2,015,945)	(7,268,244)
Proceeds from redemption of restricted equity securities	0	388,500
Decrease in limited partnership contributions payable	0	(527,000)
Increase in loans, net	(12,490,049)	(1,128,848)
Capital expenditures net of proceeds from sales of bank premises and equipment	(122,115)	(191,092)
Proceeds from sales of OREO	237,865	204,728
Recoveries of loans charged off	15,871	10,215
Net cash used in investing activities	(9,356,760)	(7,027,154)

	2014	2013
Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(15,747,305)	(22,861,793)
Net increase in money market and savings accounts	6,498,097	10,422,592
Net increase in time deposits	10,304,209	1,204,441
Net decrease in repurchase agreements	(3,758,911)	(5,525,656)
Net increase in short-term borrowings	6,000,000	7,845,000
Proceeds from long-term borrowings	6,000,000	0
Repayments on long-term borrowings	0	(6,000,000)
Decrease in capital lease obligations	(16,727)	(15,441)
Dividends paid on preferred stock	(20,313)	(20,313)
Dividends paid on common stock	(502,719)	(487,661)
Net cash provided by (used in) financing activities	8,756,331	(15,438,831)

Net increase (decrease) in cash and cash equivalents	797,179	(21,179,670)
Cash and cash equivalents:
Beginning	18,329,989	29,881,840
Ending	$19,127,168	$8,702,170

Supplemental Schedule of Cash Paid During the Period
Interest	$792,104	$944,688

Income taxes	$(330,069)	$0

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain (loss) on securities available-for-sale	$61,956	$(23,700)

Common Shares Dividends Paid
Dividends declared	$778,872	$673,502
Increase in dividends payable attributable to dividends declared	(102,207)	(18,758)
Dividends reinvested	(173,946)	(167,083)
	$502,719	$487,661

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation and Consolidation

The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for the fair presentation of the financial condition and results of operations of the Company contained herein have been made.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 contained in the Company's Annual Report on Form 10-K.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full annual period ending December 31, 2014, or for any other interim period.

Note 2.  Recent Accounting Developments

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects”. The amendments in this Update permit institutions to make accounting policy elections to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the ASU requires the investment to be accounted for as an equity method investment or a cost method investment. The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted.  Management has reviewed the ASU and does not believe that it will have a material impact on the Company's consolidated financial statements.

In January 2014, FASB issued ASU No. 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Sub Topic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.  The amendments in this Update are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Management has reviewed the ASU and does not believe that it will have a material impact on the Company's consolidated financial statements.

Note 3.  Earnings per Common Share

Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period (retroactively adjusted for stock splits and stock dividends), including Dividend Reinvestment Plan shares issuable upon reinvestment of dividends declared, and reduced for shares held in treasury.

The following tables illustrate the calculation for the periods ended March 31, as adjusted for the cash dividends declared on the preferred stock:

For The Quarters Ended March 31,	2014	2013

Net income, as reported	$1,071,565	$1,041,778
Less: dividends to preferred shareholders	20,313	20,313
Net income available to common shareholders	$1,051,252	$1,021,465
Weighted average number of common shares
used in calculating earnings per share	4,872,589	4,816,588
Earnings per common share	$0.22	$0.21

Note 4.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

March 31, 2014
U.S. Government sponsored enterprise (GSE) debt securities	$25,648,701	$105,874	$124,214	$25,630,361
U.S. Government securities	5,548,652	11,188	2,811	5,557,029
	$31,197,353	$117,062	$127,025	$31,187,390

December 31, 2013
U.S. GSE debt securities	$29,220,333	$114,102	$195,521	$29,138,914
U.S. Government securities	6,040,188	10,955	1,455	6,049,688
	$35,260,521	$125,057	$196,976	$35,188,602

March 31, 2013
U.S. GSE debt securities	$38,706,702	$238,027	$25,471	$38,919,258
U.S. Government securities	7,067,072	24,401	418	7,091,055
	$45,773,774	$262,428	$25,889	$46,010,313

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

March 31, 2014
States and political subdivisions	$38,919,299	$377,701	$0	$39,297,000

December 31, 2013
States and political subdivisions	$37,936,911	$433,089	$0	$38,370,000

March 31, 2013
States and political subdivisions	$42,380,968	$352,032	$0	$42,733,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

The scheduled maturities of debt securities AFS were as follows:

	Amortized	Fair
	Cost	Value
March 31, 2014
Due in one year or less	$6,631,624	$6,657,510
Due from one to five years	24,565,729	24,529,880
	$31,197,353	$31,187,390

December 31, 2013
Due in one year or less	$4,508,181	$4,510,923
Due from one to five years	30,752,340	30,677,679
	$35,260,521	$35,188,602

March 31, 2013
Due in one year or less	$8,184,431	$8,205,591
Due from one to five years	35,339,343	35,565,694
Due from five to ten years	2,250,000	2,239,028
	$45,773,774	$46,010,313

The scheduled maturities of debt securities HTM were as follows:

	Amortized	Fair
	Cost	Value*
March 31, 2014
Due in one year or less	$28,961,980	$28,962,000
Due from one to five years	3,739,065	3,834,000
Due from five to ten years	2,445,740	2,540,000
Due after ten years	3,772,514	3,961,000
	$38,919,299	$39,297,000

December 31, 2013
Due in one year or less	$27,615,731	$27,616,000
Due from one to five years	3,939,950	4,048,000
Due from five to ten years	2,592,045	2,700,000
Due after ten years	3,789,185	4,006,000
	$37,936,911	$38,370,000

March 31, 2013
Due in one year or less	$33,501,248	$33,501,000
Due from one to five years	3,641,743	3,730,000
Due from five to ten years	1,898,484	1,986,000
Due after ten years	3,339,493	3,516,000
	$42,380,968	$42,733,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

There were no debt securities HTM in an unrealized loss position as of the balance sheet date.  Debt securities AFS with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2014
U.S. GSE debt securities	$8,003,111	$27,981	$5,160,370	$96,233	$13,163,481	$124,214
U.S. Government securities	1,544,061	2,811	0	0	1,544,061	2,811
	$9,547,172	$30,792	$5,160,370	$96,233	$14,707,542	$127,025

December 31, 2013
U.S. GSE debt securities	$11,094,830	$194,188	$1,004,235	$1,333	$12,099,065	$195,521
U.S. Government securities	1,034,336	1,455	0	0	1,034,336	1,455
	$12,129,166	$195,643	$1,004,235	$1,333	$13,133,401	$196,976

March 31, 2013
U.S. GSE debt securities	$11,398,359	$25,471	$0	$0	$11,398,359	$25,471
U.S. Government securities	2,051,016	418	0	0	2,051,016	418
	$13,449,375	$25,889	$0	$0	$13,449,375	$25,889

Debt securities in the table above consisted of 13 U.S. GSE debt securities and two U.S. Government securities at March 31, 2014, 12 U.S. GSE debt securities and one U.S. Government security at December 31, 2013, and 11 U.S. GSE debt securities and two U.S. Government securities at March 31, 2013.  The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition.  As of March 31, 2014, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be other than temporary.

Note 5.  Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans follows:

	March 31,	December 31,	March 31,
	2014	2013	2013

Commercial & industrial	$60,728,808	$55,619,285	$51,044,490
Commercial real estate	167,369,628	156,935,803	138,784,472
Residential real estate – 1st lien	171,561,880	172,847,074	172,031,283
Residential real estate - Jr lien	44,528,723	45,687,405	45,912,846
Consumer	8,041,728	8,819,359	9,696,044
	452,230,767	439,908,926	417,469,135
Deduct (add):
Allowance for loan losses	4,837,578	4,854,915	4,493,384
Deferred net loan costs	(290,265)	(300,429)	(206,969)
	4,547,313	4,554,486	4,286,415
Net Loans	$447,683,454	$435,354,440	$413,182,720

The following is an age analysis of past due loans (including non-accrual), by segment:

		90 Days	Total			Non-Accrual	90 Days or More
March 31, 2014	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$1,134,539	$289,474	$1,424,013	$59,304,795	$60,728,808	$477,572	$0
Commercial real estate	1,936,831	128,428	2,065,259	165,304,369	167,369,628	1,299,476	5,313
Residential real estate - 1st lien	4,664,185	1,368,469	6,032,654	165,529,226	171,561,880	2,047,423	557,640
Residential real estate - Jr lien	355,723	135,033	490,756	44,037,967	44,528,723	460,590	79,722
Consumer	106,929	0	106,929	7,934,799	8,041,728	0	0
Total	$8,198,207	$1,921,404	$10,119,611	$442,111,156	$452,230,767	$4,285,061	$642,675

		90 Days	Total			Non-Accrual	90 Days or More
December 31, 2013	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$1,060,971	$310,669	$1,371,640	$54,247,645	$55,619,285	$527,105	$21,902
Commercial real estate	713,160	215,507	928,667	156,007,136	156,935,803	1,403,541	5,313
Residential real estate - 1st lien	5,184,457	1,655,950	6,840,407	166,006,667	172,847,074	2,203,106	817,109
Residential real estate - Jr lien	533,134	289,169	822,303	44,865,102	45,687,405	593,125	56,040
Consumer	136,922	7,784	144,706	8,674,653	8,819,359	0	7,784
Total	$7,628,644	$2,479,079	$10,107,723	$429,801,203	$439,908,926	$4,726,877	$908,148

		90 Days	Total			Non-Accrual	90 Days or More
March 31, 2013	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$1,487,049	$303,881	$1,790,930	$49,253,560	$51,044,490	$558,874	$0
Commercial real estate	923,865	1,396,401	2,320,266	136,464,206	138,784,472	2,222,566	186,792
Residential real estate - 1st lien	3,085,496	719,177	3,804,673	168,226,610	172,031,283	1,769,150	164,472
Residential real estate - Jr lien	211,168	104,255	315,423	45,597,423	45,912,846	368,827	53,446
Consumer	93,842	0	93,842	9,602,202	9,696,044	0	0
Total	$5,801,420	$2,523,714	$8,325,134	$409,144,001	$417,469,135	$4,919,417	$404,710

For all loan segments, loans over 30 days past due are considered delinquent.

Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance.  No changes in the Company’s policies or methodology pertaining to the allowance for loan losses were made during the first quarter of 2014.

Unsecured loans, primarily consumer loans, are charged off when they become uncollectible and no later than 120 days past due.  Unsecured loans to customers who subsequently file bankruptcy are charged off within 30 days of receipt of the notification of filing or by the end of the month in which the loans become 120 days past due, whichever occurs first.  For secured loans, both residential and commercial, the potential loss on impaired loans is carried as a loan loss reserve specific allocation; the loss portion is charged off when collection of the full loan appears unlikely.  The unsecured portion of a real estate loan is that portion of the loan exceeding the "fair value" of the collateral less the estimated cost to sell. Value of the collateral is determined in accordance with the Company’s appraisal policy.  The unsecured portion of an impaired real estate secured loan is charged off by the end of the month in which the loan becomes 180 days past due.

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

Consumer – Loans in this segment are made to individuals for consumer and household purposes.  This segment includes both loans secured by automobiles and other consumer goods, as well as loans that are unsecured.  This segment also includes overdrafts, which are extensions of credit made to both individuals and businesses to cover temporary shortages in their deposit accounts and are generally unsecured.  The Company maintains policies restricting the size and term of these extensions of credit.  The overall health of the economy, including unemployment rates, has an impact on the credit quality of this segment.

Specific component

The specific component of the allowance for loan losses relates to loans that are impaired.  Impaired loans are loan(s) to a borrower that in the aggregate are greater than $100,000 and that are in non-accrual status or are troubled debt restructurings (“TDR”) regardless of amount.  A specific allowance is established for an impaired loan when its estimated impaired basis is less than the carrying value of the loan.  For all loan segments, except consumer loans, a loan is considered impaired when, based on current information and events, in management’s estimation it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant or temporary payment delays and payment shortfalls generally are not classified as impaired. Management evaluates the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and frequency of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

The following summarizes changes in the allowance for loan losses and select loan information, by portfolio segment:

For the quarter ended March 31, 2014

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$516,382	$2,143,398	$1,452,184	$366,471	$105,279	$271,201	$4,854,915
Charge-offs	(16,680)	(100,000)	0	0	(51,528)	0	(168,208)
Recoveries	112	0	9,373	60	6,326	0	15,871
Provision (credit)	56,409	129,280	(64,623)	(17,793)	40,309	(8,582)	135,000
Ending balance	$556,223	$2,172,678	$1,396,934	$348,738	$100,386	$262,619	$4,837,578

Allowance for loan losses
Evaluated for impairment
Individually	$24,000	$29,000	$92,700	$52,500	$0	$0	$198,200
Collectively	532,223	2,143,678	1,304,234	296,238	100,386	262,619	4,639,378
Total	$556,223	$2,172,678	$1,396,934	$348,738	$100,386	$262,619	$4,837,578

Loans evaluated for impairment
Individually	$348,376	$1,269,644	$1,499,533	$349,152	$0		$3,466,705
Collectively	60,380,432	166,099,984	170,062,347	44,179,571	8,041,728		448,764,062
Total	$60,728,808	$167,369,628	$171,561,880	$44,528,723	$8,041,728		$452,230,767

For the year ended December 31, 2013

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$428,381	$1,536,440	$1,563,576	$332,556	$138,699	$312,428	$4,312,080
Charge-offs	(83,344)	(124,849)	(56,430)	(56,797)	(67,009)	0	(388,429)
Recoveries	2,953	185,791	15,819	21,277	35,424	0	261,264
Provision (credit)	168,392	546,016	(70,781)	69,435	(1,835)	(41,227)	670,000
Ending balance	$516,382	$2,143,398	$1,452,184	$366,471	$105,279	$271,201	$4,854,915

Allowance for loan losses
Evaluated for impairment
Individually	$27,500	$147,700	$99,700	$76,500	$0	$0	$351,400
Collectively	488,882	1,995,698	1,352,484	289,971	105,279	271,201	4,503,515
Total	$516,382	$2,143,398	$1,452,184	$366,471	$105,279	$271,201	$4,854,915

Loans evaluated for impairment
Individually	$373,696	$1,386,477	$1,788,793	$559,250	$0		$4,108,216
Collectively	55,245,589	155,549,326	171,058,281	45,128,155	8,819,359		435,800,710
Total	$55,619,285	$156,935,803	$172,847,074	$45,687,405	$8,819,359		$439,908,926

For the quarter ended March 31, 2013

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$428,381	$1,536,440	$1,563,576	$332,556	$138,699	$312,428	$4,312,080
Charge-offs	(17,935)	0	0	0	(17,226)	0	(35,161)
Recoveries	200	0	5,626	60	4,329	0	10,215
Provision (credit)	25,743	226,597	(58,063)	53,454	(6,770)	(34,711)	206,250
Ending balance	$436,389	$1,763,037	$1,511,139	$386,070	$119,032	$277,717	$4,493,384

Allowance for loan losses
Evaluated for impairment
Individually	$0	$104,500	$116,300	$47,400	$0	$0	$268,200
Collectively	436,389	1,658,537	1,394,839	338,670	119,032	277,717	4,225,184
Total	$436,389	$1,763,037	$1,511,139	$386,070	$119,032	$277,717	$4,493,384

Loans evaluated for impairment
Individually	$323,486	$2,054,265	$1,490,005	$340,340	$0		$4,208,096
Collectively	50,721,004	136,730,207	170,541,278	45,572,506	9,696,044		413,261,039
Total	$51,044,490	$138,784,472	$172,031,283	$45,912,846	$9,696,044		$417,469,135

Impaired loans by segments were as follows:

	As of March 31, 2014
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment(1)

With no related allowance recorded
Commercial & industrial	$285,339	$339,849	$0	$299,925
Commercial real estate	1,159,450	1,249,304	0	1,052,148
Residential real estate - 1st lien	1,252,528	1,509,290	0	1,303,480
Residential real estate - Jr lien	96,266	110,220	0	130,202

With an allowance recorded
Commercial & industrial	63,037	63,037	24,000	61,112
Commercial real estate	110,194	188,009	29,000	275,913
Residential real estate - 1st lien	247,005	275,939	92,700	340,683
Residential real estate - Jr lien	252,886	283,853	52,500	324,000

Total
Commercial & industrial	$348,376	$402,885	$24,000	$361,037
Commercial real estate	$1,269,644	$1,437,313	$29,000	$1,328,061
Residential real estate - 1st lien	$1,499,533	$1,785,229	$92,700	$1,644,163
Residential real estate - Jr lien	$349,152	$394,074	$52,500	$454,202

Total	$3,466,705	$4,019,500	$198,200	$3,787,463

(1) For the quarter ended March 31, 2014
	As of December 31, 2013			2013
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

With no related allowance recorded
Commercial & industrial	$314,510	$363,618	$0	$339,519
Commercial real estate	944,845	1,021,143	0	1,325,504
Residential real estate - 1st lien	1,354,432	1,654,023	0	1,088,631
Residential real estate - Jr lien	164,137	228,134	0	64,606

With an allowance recorded
Commercial & industrial	59,186	59,186	27,500	11,837
Commercial real estate	441,632	446,963	147,700	272,174
Residential real estate - 1st lien	434,361	474,496	99,700	515,685
Residential real estate - Jr lien	395,113	429,167	76,500	380,855

Total
Commercial & industrial	$373,696	$422,804	$27,500	$351,356
Commercial real estate	$1,386,477	$1,468,106	$147,700	$1,597,678
Residential real estate - 1st lien	$1,788,793	$2,128,519	$99,700	$1,604,316
Residential real estate - Jr lien	$559,250	$657,301	$76,500	$445,461

Total	$4,108,216	$4,676,730	$351,400	$3,998,811

	As of March 31, 2013
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment(1)

With no related allowance recorded
Commercial & industrial	$323,486	$360,385	$0	$379,326
Commercial real estate	1,749,415	2,123,371	0	1,756,015
Residential real estate - 1st lien	1,010,777	1,230,873	0	1,017,687
Residential real estate - Jr lien	15,694	77,545	0	15,694

With an allowance recorded(2)
Commercial real estate	304,850	304,850	104,500	152,425
Residential real estate - 1st lien	479,228	540,698	116,300	548,295
Residential real estate - Jr lien	324,646	352,498	47,400	309,279

Total
Commercial & industrial	$323,486	$360,385	$0	$379,326
Commercial real estate	$2,054,265	$2,428,221	$104,500	$1,908,440
Residential real estate - 1st lien	$1,490,005	$1,771,571	$116,300	$1,565,982
Residential real estate - Jr lien	$340,340	$430,043	$47,400	$324,973

Total	$4,208,096	$4,990,220	$268,200	$4,178,721

(1) For the quarter ended March 31, 2013
(2) There were no commercial & industrial loans with an allowance recorded for the period presented.

Interest income recognized on impaired loans was immaterial for all periods presented.

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

The risk ratings within the loan portfolio by segments as of the balance sheet dates were as follows:

As of March 31, 2014

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$56,637,600	$157,395,642	$168,645,904	$43,890,056	$8,041,728	$434,610,930
Group B	2,759,619	4,697,830	214,558	148,881	0	7,820,888
Group C	1,331,589	5,276,156	2,701,418	489,786	0	9,798,949
Total	$60,728,808	$167,369,628	$171,561,880	$44,528,723	$8,041,728	$452,230,767

As of December 31, 2013

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$51,740,744	$148,516,895	$169,771,357	$44,739,736	$8,800,365	$423,569,097
Group B	2,824,169	3,292,200	160,468	460,844	0	6,737,681
Group C	1,054,372	5,126,708	2,915,249	486,825	18,994	9,602,148
Total	$55,619,285	$156,935,803	$172,847,074	$45,687,405	$8,819,359	$439,908,926

As of March 31, 2013

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$49,335,387	$129,675,041	$168,993,626	$44,989,095	$9,693,695	$402,686,844
Group B	501,888	4,282,500	183,678	431,348	0	5,399,414
Group C	1,207,215	4,826,931	2,853,979	492,403	2,349	9,382,877
Total	$51,044,490	$138,784,472	$172,031,283	$45,912,846	$9,696,044	$417,469,135

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

There were no loans modified as TDR’s during the three month period ended March 31, 2013.  TDR’s by segment for the other periods presented were as follows:

For the quarter ended March 31, 2014
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - 1st lien	3	$262,569	$273,647

	For the year ended December 31, 2013
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - 1st lien	4	$321,406	$330,266
Residential real estate - Jr lien	1	23,425	23,425
Total	5	$344,831	$353,691

There were no TDRs for which there was a payment default under the restructured terms during the twelve month period ended March 31, 2013.  The TDR’s for which there was a payment default during the twelve month period ended March 31, 2014 were as follows:

	Number of	Recorded
	Contracts	Investment

Residential real estate - 1st lien	5	$446,668

TDRs are treated as other impaired loans and carry individual specific reserves with respect to the calculation of the allowance for loan losses.  These loans are categorized as non-performing, may be past due, and are generally adversely risk rated. The TDRs that have defaulted under their restructured terms are generally in collection status and their reserve is typically calculated using the fair value of collateral method. At March 31, 2014, December 31, 2013, and March 31, 2013, the allowance related to TDRs was approximately $0, $5,800 and $12,000, respectively.

At March 31, 2014, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

Note 6.  Goodwill and Other Intangible Assets

As a result of the merger with LyndonBank on December 31, 2007, the Company recorded goodwill amounting to $11,574,269.  The goodwill is not amortizable and is not deductible for tax purposes.

The Company also recorded $4,161,000 of acquired identified intangible assets representing the core deposit intangible which is subject to amortization as a non-interest expense over a ten year period.  The accumulated amortization expense was $3,138,394 and $2,865,699 as of March 31, 2014 and 2013, respectively.

Amortization expense for the core deposit intangible for the first three months of 2014 and 2013 was $68,175.  As of March 31, 2014, the remaining annual amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

2014	$204,520
2015	272,695
2016	272,695
2017	272,696
Total remaining core deposit intangible	$1,022,606

Management evaluates goodwill for impairment annually and the core deposit intangible for impairment if conditions warrant.  As of the date of the most recent evaluation (December 31, 2013), management concluded that no impairment existed in either category.

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

Level 1
Quoted prices in active markets for identical assets or liabilities.  Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government debt securities that are highly liquid and are actively traded in over-the-counter markets.

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

Restricted equity securities:  Restricted equity securities are comprised of Federal Reserve Bank of Boston (FRBB) stock and Federal Home Loan Bank of Boston (FHLBB) stock.  These securities are carried at cost, which is believed to approximate fair value, based on the redemption provisions of the FRBB and the FHLBB.  The stock is nonmarketable, and redeemable at par value, subject to certain conditions.  As such the Company classifies these securities as Level 2.

Loans and loans held-for-sale:  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts.  The fair values for other loans (for example, fixed rate residential, commercial real estate, and rental property mortgage loans, and commercial and industrial loans) are estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.  Loan impairment is deemed to exist when full repayment of principal and interest according to the contractual terms of the loan is no longer probable.  Impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent.  If the fair value is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the allowance for loan losses.  Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis.  Management has estimated the fair values of these assets using Level 2 inputs, such as the fair value of collateral based on independent third-party appraisals for collateral-dependent loans.  All other loans are valued using Level 3 inputs.

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

OREO:  Real estate acquired through or in lieu of foreclosure and bank properties no longer used as bank premises are initially recorded at fair value. The fair value of OREO is based on property appraisals and an analysis of similar properties currently available. As such, the Company records OREO as nonrecurring Level 2.

Deposits, federal funds purchased and borrowed funds:  The fair values disclosed for demand deposits (for example, checking accounts, savings accounts and repurchase agreements) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit and borrowed funds are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates and indebtedness to a schedule of aggregated contractual maturities on such time deposits and indebtedness.  As such the Company classifies deposits, federal funds purchased and borrowed funds as Level 2.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

March 31, 2014	Level 1	Level 2	Total
Assets: (market approach)
U.S. GSE debt securities	$0	$25,630,361	$25,630,361
U.S. Government securities	5,557,029	0	5,557,029

December 31, 2013
Assets: (market approach)
U.S. GSE debt securities	$0	$29,138,914	$29,138,914
U.S. Government securities	6,049,688	0	6,049,688

March 31, 2013
Assets: (market approach)
U.S. GSE debt securities	$0	$38,919,258	$38,919,258
U.S. Government securities	7,091,055	0	7,091,055

There were no transfers between Levels 1 and 2 for the periods presented.  There were no Level 3 assets or liabilities measured on a recurring basis as of the balance sheet dates presented.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following table includes assets measured at fair value on a non-recurring basis that have had a fair value adjustment since their initial recognition. Impaired loans measured at fair value only include impaired loans with a related specific allowance for loan losses and are presented net of specific allowances as disclosed in Note 5.

Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

March 31, 2014	Level 2
Assets: (market approach)
Residential mortgage servicing rights	$1,321,695
Impaired loans, net of related allowance	474,922
OREO	865,820

December 31, 2013
Assets: (market approach)
Residential mortgage servicing rights	$1,329,079
Impaired loans, net of related allowance	978,892
OREO	1,105,525

March 31, 2013
Assets: (market approach)
Residential mortgage servicing rights	$1,046,252
Impaired loans, net of related allowance	840,524
OREO	879,705

There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented.

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below.  The estimated fair values of the Company's financial instruments were as follows:

March 31, 2014		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$19,127	$19,127	$0	$0	$19,127
Securities held-to-maturity	38,919	0	39,297	0	39,297
Securities available-for-sale	31,187	5,557	25,630	0	31,187
Restricted equity securities	3,633	0	3,633	0	3,633
Loans and loans held-for-sale
Commercial & industrial	60,138	0	324	61,035	61,359
Commercial real estate	165,100	0	1,241	168,597	169,838
Residential real estate - 1st lien	170,571	0	1,407	173,511	174,918
Residential real estate - Jr lien	44,154	0	296	44,799	45,095
Consumer	7,937	0	0	8,321	8,321
Mortgage servicing rights	1,322	0	1,608	0	1,608
Accrued interest receivable	1,998	0	1,998	0	1,998

Financial liabilities:
Deposits
Other deposits	454,295	0	455,151	0	455,151
Brokered deposits	28,313	0	28,319	0	28,319
Federal funds purchased and short term-borrowings	6,000	0	6,000	0	6,000
Long-term borrowings	6,000	0	6,000	0	6,000
Repurchase agreements	25,886	0	25,886	0	25,886
Capital lease obligations	694	0	694	0	694
Subordinated debentures	12,887	0	12,881	0	12,881
Accrued interest payable	77	0	77	0	77

December 31, 2013		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$18,330	$18,330	$0	$0	$18,330
Securities held-to-maturity	37,937	0	38,370	0	38,370
Securities available-for-sale	35,189	6,050	29,139	0	35,189
Restricted equity securities	3,633	0	3,633	0	3,633
Loans and loans held-for-sale
Commercial & industrial	55,069	0	346	56,035	56,381
Commercial real estate	154,696	0	1,239	157,843	159,082
Residential real estate - 1st lien	171,498	0	1,689	174,776	176,465
Residential real estate - Jr lien	45,292	0	483	45,785	46,268
Consumer	8,709	0	0	9,130	9,130
Mortgage servicing rights	1,329	0	1,608	0	1,608
Accrued interest receivable	1,778	0	1,778	0	1,778

Financial liabilities:
Deposits
Other deposits	463,160	0	464,220	0	464,220
Brokered deposits	18,393	0	18,401	0	18,401
Repurchase agreements	29,645	0	29,645	0	29,645
Capital lease obligations	711	0	711	0	711
Subordinated debentures	12,887	0	12,880	0	12,880
Accrued interest payable	75	0	75	0	75

March 31, 2013		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$8,702	$8,702	$0	$0	$8,702
Securities held-to-maturity	42,381	0	42,733	0	42,733
Securities available-for-sale	46,010	7,091	38,919	0	46,010
Restricted equity securities	3,633	0	3,633	0	3,633
Loans and loans held-for-sale
Commercial & industrial	50,575	0	323	51,347	51,670
Commercial real estate	136,929	0	1,949	137,425	139,374
Residential real estate - 1st lien	171,753	0	1,374	177,405	178,779
Residential real estate - Jr lien	45,496	0	293	46,250	46,543
Consumer	9,571	0	0	10,090	10,090
Mortgage servicing rights	1,046	0	1,046	0	1,046
Accrued interest receivable	1,971	0	1,971	0	1,971

Financial liabilities:
Deposits
Other deposits	446,782	0	448,797	0	448,797
Brokered deposits	17,480	0	17,492	0	17,492
Federal funds purchased and short term-borrowings	7,845	0	7,845	0	7,845
Repurchase agreements	28,624	0	28,624	0	28,624
Capital lease obligations	759	0	759	0	759
Subordinated debentures	12,887	0	12,880	0	12,880
Accrued interest payable	83	0	83	0	83

Note 8.  Loan Servicing

The following table shows the changes in the carrying amount of the mortgage servicing rights, included in other assets on the consolidated balance sheets, for the periods indicated:

	March 31,	December 31,	March 31,
	2014	2013	2013

Balance at beginning of year	$1,329,079	$1,009,623	$1,009,623
Mortgage servicing rights capitalized	46,636	274,253	74,507
Mortgage servicing rights amortized	(57,818)	(317,865)	(104,557)
Change in valuation allowance	3,798	363,068	66,679
Balance at end of period	$1,321,695	$1,329,079	$1,046,252

Note 9.  Legal Proceedings

In the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10.  Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On March 11, 2014, the Company declared a cash dividend of $0.16 per common share payable May 1, 2014 to shareholders of record as of April 15, 2014.  This dividend, amounting to $778,872, was accrued at March 31, 2014.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended March 31, 2014

The following discussion analyzes the consolidated financial condition of Community Bancorp. (the “Company”) and its wholly-owned subsidiary, Community National Bank (the “Bank”), as of March 31, 2014, December 31, 2013 and March 31, 2013, and its consolidated results of operations for the two interim periods presented.  The Company is considered a “smaller reporting company” under applicable regulations of the Securities and Exchange Commission (“SEC”) and is therefore eligible for relief from certain disclosure requirements.  In accordance with such provisions, the Company has elected to provide its interim consolidated statements of income, comprehensive income, and cash flows for two, rather than three, years.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2013 Annual Report on Form 10-K filed with the SEC.

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

OVERVIEW

The Company’s consolidated assets on March 31, 2014 were $583,127,748, an increase of $9,460,344, or 1.65% from December 31, 2013, and an increase of $22,747,367, or 4.06% from March 31, 2013.  The growth in assets was due to an increase in the loan portfolio of $12,329,014, or 2.83% and $34,500,734, or 8.35% in the two comparison periods.  The increase in loans was driven primarily by growth in commercial loans, predominantly in the central Vermont market.  The increase from year to year was partially funded with a combination of a decrease in the investment portfolio of $14,822,923 and an increase in deposits of $18,345,471.  Contributing to the year-over-year increase in deposits was an increase in core non-interest bearing business and personal checking account balances in the amount of $11,065,116 and $4,343,842, respectively, from March 31, 2013 to March 31, 2014.  During the first quarter of 2014, loan demand remained strong, while demand deposits decreased by $15,747,305; therefore the Company borrowed $12,000,000 from the FHLBB to fund the loan growth.  A decrease in non-maturing deposits is typical for the Company in the first quarter of the year and is mostly due to cyclical fluctuations in the balances of municipal customer accounts, as account balances typically increase during the second and third quarters of the year and then run off during the first half of the following year.  To help offset the seasonal fluctuations in non-maturing account balances in the first quarter of 2014, the Company purchased $10,000,000 in short-term certificates of deposits through Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network.

The Company’s net income for the first quarter of 2014 of $1,071,565 or $0.22 per share compares favorably to $1,041,778 or $0.21 per share for the first quarter of 2013.  Interest rates have remained at historically low levels for several years, causing erosion of yields on earning assets; however the combined effect of the increase in average interest-earning assets of $7.2 million combined with a decrease in the Company’s average cost of funds of 11 basis points has resulted in an increase in tax-equivalent net interest income of $198,291, generating an increase in net interest margin of eleven basis points.

One of the components of non-interest income is income generated from selling loans in the secondary market.  In recent years, the Federal Reserve’s stimulus program has kept mortgage interest rates low providing several refinancing cycles which continued somewhat into 2013.  However the pace of refinancings has continued to decline resulting in originations of $5,091,626 during the first quarter of 2014 compared to $7,695,988 for the first quarter of 2013 and providing points and premiums from the sales of these mortgages of $111,928 and $199,870, respectively.  These decreases were partially offset by an increase in service fees in 2014 of $87,863 and a decrease in the provision for loan losses of $71,250 compared to the same period last year.  Operating expenses for the quarter were relatively stable resulting in an increase of 2.86% over the first quarter of 2013.  Please refer to the Non-interest Expense section for more information.

The loan growth is in line with the Company’s strategic plan to increase its concentration in commercial loans while maintaining the residential loan portfolio.  The opportunities for growth have come from the Central Vermont market where the economic activity is supported by several construction projects, in both the municipal and private sectors.  Furthermore, Central Vermont’s small but diverse base of manufacturing companies continues to be the economic leaders reporting stable employment levels throughout the region.  Technology, financial services and light manufacturing, particularly of specialty artisan foods, continue to be the economic leaders throughout Vermont.

The Company was able to maintain an allowance to average total loans coverage ratio of 1.09% on March 31, 2014 compared to 1.08% on March 31, 2013 while reducing the provision for loan losses to $135,000 in the first quarter of 2014 compared to $206,250 in the same period in 2013.  The lower provision was possible in spite of the increase in the loan portfolio, due to improving trends in past dues and non-performing assets.  The Company continues to practice conservative credit standards and believes that the reserve is sufficient to cover losses that are probable and estimable.

The regulatory environment continues to increase operating costs and place extensive burden on personnel resources to comply with a myriad of legal requirements, including those under the Dodd-Frank Act of 2010, and the numerous rulemakings it has spawned, the Sarbanes-Oxley Act of 2002, the USA Patriot Act, the Bank Secrecy Act, the Real Estate Settlement Procedures Act and the Truth in Lending Act, as well as the new Basel III capital framework.  It is unlikely that these administrative costs and burdens will moderate in the future.

On March 11, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.16 per common share, payable on May 1, 2014 to shareholders of record on April 15, 2014.  The Company is committed to remaining a well-capitalized community bank, working to meet the needs of our customers, while providing a fair return to our shareholders.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies, which are described in Note 1 (Significant Accounting Policies) to the Company’s audited consolidated financial statements in its 2013 Annual Report on Form 10-K, are fundamental to understanding the Company’s results of operations and financial condition because they require management to use estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results.  These policies are considered by management to be critical because they require subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  The Company’s critical accounting policies govern:

● the allowance for loan losses;
● other real estate owned (OREO);
● valuation of residential mortgage servicing rights (MSRs);
● other than temporary impairment of investment securities; and
● the carrying value of goodwill.

These policies are described further in the Company’s 2013 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements.  There have been no material changes in the critical accounting policies described in the 2013 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The Company’s net income for the first quarter of 2014 was $1,071,565, representing an increase of $29,787 or 2.9% over net income of $1,041,778 for the first quarter of 2013. This resulted in earnings per common share of $0.22 and $0.21, respectively.  Core earnings (net interest income) for the first quarter of 2014 increased $197,734 or 4.3%, compared to the first quarter of 2013.  Despite continued pressure on the net interest margin and spread in this persistently low interest rate environment, the Company is pleased with these increases.  To help offset this pressure, the Company shifted assets from lower yielding taxable investments to loans.  Interest income increased $56,227 or 1.0% for the first quarter of 2014 compared to 2013 reflecting growth in the loan portfolio.  Although total deposits increased $18,345,471 or 4.0% year over year, interest expense on deposits, which is the major component of total interest expense, decreased $116,515 or 15.1% for the first quarter of 2014 compared to the first quarter of 2013.  This decrease is attributable to a decrease in the rates paid on interest-bearing deposit accounts, as rates paid on deposits continued to drop throughout the period.  The rate change on the Company’s junior subordinated debentures has now been in effect for a full year, resulting in comparable debenture interest expense figures for both periods with a decrease of $992 or 1.0% between periods.  The rate paid on these debentures repriced from a fixed rate of 7.56% through December 15, 2012, to a quarterly adjustable floating rate equal to the 3-month London Interbank Offered Rate (LIBOR) plus 2.85%, or 3.093% for the first quarter of 2014 compared to 3.158% for the first quarter of 2013.   The Company recorded a provision for loan losses of $135,000 for the first quarter of 2014 compared to $206,250 for the first quarter of 2013, resulting in a decrease of $71,250 or 34.6%.  Non-interest income decreased $54,691 or 4.0% for the first quarter of 2014 compared to the first quarter of 2013.  Non-interest expense increased $122,906 or 2.7%, from $4,589,290 for the first quarter in 2013 to $4,712,196 for the first quarter in 2014.  The section below labeled Non-Interest Income and Non-Interest Expense provides a more detailed discussion on the significant components of these two items.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized for the comparison periods.

For The Quarters Ended March 31,

	2014	2013
Return on Average Assets	0.76%	0.75%
Return on Average Equity	9.37%	9.71%

The following table summarizes the earnings performance and certain balance sheet data of the Company for the periods presented.

SELECTED FINANCIAL DATA (Unaudited)

Balance Sheet Data	March 31,	December 31,
	2014	2013

Net loans	$447,683,454	$435,354,440
Total assets	583,127,748	573,667,404
Total deposits	482,607,570	481,552,569
Borrowed funds	12,000,000	0
Total liabilities	536,504,554	527,531,427
Total shareholders' equity	46,623,194	46,135,977

	Three Months Ended March 31,
	2014	2013

Operating Data
Total interest income	$5,618,276	$5,562,049
Total interest expense	793,290	934,797
Net interest income	4,824,986	4,627,252

Provision for loan losses	135,000	206,250
Net interest income after provision for loan losses	4,689,986	4,421,002

Non-interest income	1,313,501	1,368,192
Non-interest expense	4,712,196	4,589,290
Income before income taxes	1,291,291	1,199,904
Applicable income tax expense (1)	219,726	158,126

Net Income	$1,071,565	$1,041,778

Per Common Share Data

Earnings per common share (2)	$0.22	$0.21
Dividends declared per common share	$0.16	$0.14
Book value per common share outstanding, period end	$9.04	$8.57
Weighted average number of common shares outstanding	4,872,589	4,816,588
Number of common shares outstanding, period end	4,881,405	4,827,727

(1) Applicable income tax expense assumes a 34% tax rate.

(2) Computed based on the weighted average number of common shares outstanding during the periods presented.

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

The Company’s tax-exempt interest income is derived from municipal investments, which comprised the entire held-to-maturity portfolio of $38,919,299 at March 31, 2014, and $42,380,968 at March 31, 2013.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the comparison periods of 2014 and 2013.

For the Three Months Ended March 31,	2014	2013

Net interest income as presented	$4,824,986	$4,627,252
Effect of tax-exempt income	132,202	131,645
Net interest income, tax equivalent	$4,957,188	$4,758,897

The following table presents average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the 2014 and 2013 comparison periods.

	For the Three Months Ended March 31,
	2014			2013
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets

Loans (1)	$445,692,728	$5,270,776	4.80%	$417,364,812	$5,207,889	5.06%
Taxable investment securities	32,313,919	66,344	0.83%	42,498,605	77,202	0.74%
Tax-exempt investment securities	38,747,966	388,830	4.07%	42,489,415	387,192	3.70%
Sweep and interest earning accounts	1,928,158	1,244	0.26%	8,859,076	6,332	0.29%
Other investments (2)	4,019,850	23,284	2.35%	4,317,700	15,079	1.42%
Total	$522,702,621	$5,750,478	4.46%	$515,529,608	$5,693,694	4.48%

Interest-Bearing Liabilities

Interest-bearing transaction accounts	$117,104,159	$63,432	0.22%	$120,349,667	$85,969	0.29%
Money market accounts	83,504,107	211,428	1.03%	93,554,420	258,784	1.12%
Savings deposits	72,259,754	22,633	0.13%	66,821,316	25,878	0.16%
Time deposits	122,080,087	359,762	1.20%	122,246,215	403,139	1.34%
Federal funds purchased and
other borrowed funds	7,742,000	4,474	0.23%	2,161,256	7,767	1.46%
Repurchase agreements	27,451,077	16,598	0.25%	31,103,735	36,019	0.47%
Capital lease obligations	700,225	14,212	8.12%	764,486	15,498	8.11%
Junior subordinated debentures	12,887,000	100,751	3.17%	12,887,000	101,743	3.20%
Total	$443,728,409	$793,290	0.73%	$449,888,095	$934,797	0.84%

Net interest income		$4,957,188			$4,758,897
Net interest spread (3)			3.73%			3.64%
Net interest margin (4)			3.85%			3.74%

(1)  Included in gross loans are non-accrual loans with an average balance of $4,502,878 and $4,901,781 for the three months ended March 31, 2014 and 2013, respectively.  Loans are stated before deduction of unearned discount and allowance for loans losses.

(2)  Included in other investments is the Company’s FHLBB Stock with an average balance of $3,044,700 and $3,342,550, respectively, for the three months of 2014 and 2013, and dividend payout rates of approximately 1.49% and 0.37%, respectively, per quarter.

(3)  Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)  Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the first three months of 2014 increased $7,173,013 or 1.4% compared to the same period of 2013, while the average yield decreased two basis points.  The average volume of loans increased $28,327,916 or 6.8%, while the average yield decreased 26 basis points.  Interest earned on the loan portfolio equaled 91.7% of total interest income for the first three months of 2014 and 91.5% for the 2013 comparison period.  The average volume of the taxable investment portfolio (classified as available-for-sale) decreased $10,184,686 or 24.0% for the same period, while the average yield increased nine basis points.  Sales and maturities within the Company’s taxable investment portfolio helped fund loan growth throughout 2013 and into 2014, accounting for the decrease in these funds.  The average volume of the tax-exempt investment portfolio (classified as held-to-maturity) decreased $3,741,449 or 8.8% between periods, while the average tax equivalent yield increased 37 basis points.  During the first quarter of 2014, the Company changed its pricing strategy on municipal investments, accounting for this increase in the average yield but also causing a decrease in the average volume of tax-exempt investments as well as in the associated deposit product.

In comparison, the average volume of interest-bearing liabilities for the first three months of 2014 decreased $6,159,686 or 1.4% over the 2013 comparison period, and the average rate paid on these liabilities decreased 11 basis points.  The average volume of interest-bearing transaction accounts decreased $3,245,508 or 2.7% and the average volume of money market funds decreased $10,050,313 or 10.7%, and the average rate paid decreased seven basis points on interest-bearing transaction accounts and nine basis points on money market funds.  The average volume carried in the Company’s money market product, an insured cash sweep account (ICS) offered through Promontory Interfinancial Network, increased $1,628,647 or 10.3% year over year from $15,824,969 in 2013 to $17,453,616 in 2014, while the average volume in the Company’s non-arbitrage borrowing account offered to municipal customers decreased $8,802,708 or 29.4%.  The decrease in these municipal deposits is due in part to a change in the pricing strategy mentioned above.  The average volume of time deposits decreased $166,128 or 0.14%, and the average rate paid on time deposits decreased 14 basis points.  Interest paid on time deposits comprised 45.4% and 43.1%, respectively, of total interest expense for the first three months of 2014 and 2013.  Increases are noted in the average volume of savings deposits, and of federal funds purchased and other borrowed funds with increases of $5,438,438 and $5,580,744, respectively, for the first three months of 2014 compared to the same period in 2013, while the average rate paid decreased three basis points on savings deposits and 123 basis points on federal funds purchased and other borrowed funds for the first three months of 2014 compared to the same period in 2013.  The increase in the average volume of savings deposits is primarily due to a shift in customer deposits as it appears that customers may be waiting for more favorable rates from other interest-bearing accounts.  The Company drew down FHLBB advances totaling $15,000,000 in both short-term and long-term categories in February, 2014, and as of March 31, 2014, $12,000,000 remained outstanding, accounting for the increase in the average balance of these funds.

The prolonged low interest rate environment has resulted in continued pressure on the Company’s net interest spread and margin.  The Company’s earning assets are being replaced and repricing to lower interest rates, while the opportunity to reduce rates further on non-maturing interest-bearing deposits is more limited, given the already low rates paid on deposits.  Between the three month comparison periods of 2014 and 2013, the average yield on interest-earning assets decreased two basis points, and the average rate paid on interest-bearing liabilities decreased 11 basis points.  The decrease in interest expense was attributable to decreases in the average volume of most components of interest-bearing liabilities, with money market funds and time deposits noting the largest decrease in interest expense and together accounting for the largest portion of interest expense.  The cumulative results of all these changes were increases of nine basis points in the net interest spread and eleven basis points in net interest margin.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the first three months of 2014 and 2013 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense

	Variance	Variance
	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$(290,552)	$353,439	$62,887
Taxable investment securities	9,986	(20,844)	(10,858)
Tax-exempt investment securities	39,186	(37,548)	1,638
Sweep and interest earning accounts	(645)	(4,443)	(5,088)
Other investments	9,931	(1,726)	8,205
Total	$(232,094)	$288,878	$56,784

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$(20,776)	$(1,761)	$(22,537)
Money market accounts	(21,831)	(25,525)	(47,356)
Savings deposits	(5,391)	2,146	(3,245)
Time deposits	(42,885)	(492)	(43,377)
Federal funds purchased and other borrowed funds	(23,384)	20,091	(3,293)
Repurchase agreements	(17,169)	(2,252)	(19,421)
Capital lease obligations	1	(1,287)	(1,286)
Junior subordinated debentures	(992)	0	(992)
Total	$(132,427)	$(9,080)	$(141,507)

Changes in net interest income	$(99,667)	$297,958	$198,291

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented are as follows:

	Quarter Ended
	March 31,		Change
	2014	2013	$	%

Service fees	$646,813	$558,950	$87,863	15.72%
Income from sold loans	249,130	387,591	(138,461)	-35.72%
Other income from loans	144,400	143,313	1,087	0.76%
Income from CFSG Partners	79,811	63,595	16,216	25.50%
Rental income on OREO properties	48,537	38,650	9,887	25.58%
Exchange income	28,500	23,000	5,500	23.91%
SERP fair value adjustment	16,048	52,561	(36,513)	-69.47%
Other income	100,262	100,532	(270)	-0.27%
Total non-interest income	$1,313,501	$1,368,192	$(54,691)	-4.00%

Total non-interest income decreased $54,691 for the first quarter of 2014 versus the same period last year, with significant changes noted in the following:

●
Service fees increased $87,863 as a result of a change in the structure of various demand deposit accounts, including implementation of a paper statement fee late in the first half of 2013, accounting for $75,133 of this increase.

●
Income from sold loans decreased $138,461 which is attributable to a decrease in secondary market sales, as the pace of refinancing continued to slow.  Proceeds from sale of loans held-for-sale amounted to $8,069,687 for the first three months of 2013 compared to $4,922,980 for the first three months of 2014.

●
Income from the Company’s trust and investment management affiliate, Community Financial Services Group (CFSG Partners) increased $16,216 due in part to an increase in the customer base, as well as an increase in the market value for various investments

●
Rental income on OREO properties increased $9,887.  While rental of OREO properties is not a normal practice for the Company, it was deemed appropriate on a condominium unit in Stowe, Vermont to help offset expenses associated with this property while it is on the market for sale.  The bountiful snowfall this past winter season generated more of a demand for rental of this condominium unit.

●	The SERP fair value adjustment decreased $36,513 due to a decrease in the market value of the Company’s Supplemental Employee Retirement Program (SERP) investment account.

Non-interest Expense

The components of non-interest expense for the periods presented are as follows:

	Quarter Ended
	March 31,		Change
	2014	2013	$	%

Salaries and wages	$1,650,000	$1,657,185	$(7,185)	-0.43%
Employee benefits	631,197	609,289	21,908	3.60%
Occupancy expenses, net	684,198	871,904	(187,706)	-21.53%
Other expenses
Computer outsourcing	104,055	0	104,055	100.00%
Service contracts - administrative	109,114	0	109,114	100.00%
Loss on limited partnerships	110,958	119,223	(8,265)	-6.93%
FDIC Insurance	103,567	102,669	898	0.87%
Telephone expense	81,239	115,384	(34,145)	-29.59%
ATM Fees	93,736	107,902	(14,166)	-13.13%
Other miscellaneous expenses	1,144,132	1,005,734	138,398	13.76%
Total non-interest expense	$4,712,196	$4,589,290	$122,906	2.68%

During the first quarter of 2014 the Company re-categorized some of its expense accounts for service contracts from occupancy expense to other expenses, which is reflected in the increase in other expense between periods.  Had the re-categorization been in effect during the first quarter of 2013, $180,000 would have shifted from occupancy expense to other expenses for the first quarter of 2013, which would have resulted in minimal change in occupancy expense between periods.  This would then have decreased the change in other expenses to approximately $100,000.

Total non-interest expense increased $122,906 for the first quarter of 2014 compared to the first quarter of 2013 with other significant changes noted in the following:

●
Computer outsourcing increased $104,055.  The Company began outsourcing its data processing operations at the end of the fourth quarter of 2012, but due to incentive credits received for various functions, the Company did not incur data processing expenses until late in the second quarter of 2013.  Outsourcing of the core processing function has provided the opportunity for the existing information technology staff to take on additional duties and roles in response to regulatory and industry changes.

●	Service contracts – administrative increased $109,114 which was a direct result of the re-categorization mentioned above.

●	Telephone expense decreased $34,145 as the result of entering into a contract with a new vendor during the comparison periods.

Losses related to limited partnership investments for the first quarter of 2014 and 2013 are included in the table above and amounted to $110,958 and $119,223, respectively.  These investments provide tax benefits, including tax credits, and are designed to provide an effective yield between 8% and 10%.  Losses relating to the Company’s New Market Tax Credit (NMTC) investment for the first quarter of 2014 were recorded as $36,822 compared to $25,347 for the first quarter of 2013, with tax credits amounting to $33,809 and $28,173, respectively.  The Company amortizes these investments under the effective yield method.

APPLICABLE INCOME TAXES

The provision for income taxes increased $61,600 or 39.0% for the first quarter of 2014 compared to the first quarter of 2013 due to an increase in income before taxes as well as a decrease in tax credits, with a provision of $219,726 and $158,126, respectively.  Net income before taxes was $1,291,291 for the first quarter of 2014 and $1,199,904 for the first quarter of 2013, with tax credits totaling $195,751 and $185,181, respectively.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	March 31, 2014		December 31, 2013		March 31, 2013
Assets
Loans	$452,230,767	77.55%	$439,908,926	76.68%	$417,469,135	74.50%
Securities available-for-sale	31,187,390	5.35%	35,188,602	6.13%	46,010,313	8.21%
Securities held-to-maturity	38,919,299	6.67%	37,936,911	6.61%	42,380,968	7.56%

Liabilities
Time deposits	$131,255,748	22.51%	$120,951,539	21.08%	$122,730,505	21.90%
Savings deposits	74,187,411	12.72%	69,906,147	12.19%	68,232,421	12.18%
Demand deposits	80,608,105	13.82%	82,156,154	14.32%	64,660,692	11.54%
Interest-bearing transaction accounts	112,378,796	19.27%	126,578,052	22.06%	114,257,777	20.39%
Money market accounts	84,177,510	14.44%	81,960,677	14.29%	94,380,704	16.84%
Federal funds purchased	0	0.00%	0	0.00%	7,845,000	1.40%
Short-term advances	6,000,000	1.03%	0	0.00%	0	0.00%
Long-term advances	6,000,000	1.03%	0	0.00%	0	0.00%

The Company's loan portfolio increased throughout the comparison periods with increases of $12,321,841 or 2.8%, from December 31, 2013 to March 31, 2014, and $34,761,632 or 8.3%, year over year.  This increase is due to strong commercial loan growth during 2013 and into the first three months of 2014, primarily in commercial & industrial loans.  The Company set goals to increase its commercial loan portfolio, and with the help of a seasoned commercial lending team with a strong presence in the small business community, these goals are becoming a reality.  Most of the growth in the commercial loan portfolio has occurred in the Company’s Washington County (Central Vermont) market.  Securities available-for-sale decreased $4,001,212 or 11.4% from December 31, 2013 to March 31, 2014, and $14,822,923 or 32.2% year over year. During 2013 as loan demand increased, the Company used sales, calls and maturities from its available-for-sale portfolio to help fund this loan growth contributing to the decrease in both periods.  Securities held-to-maturity increased $982,388 or 2.6% during the first three months of 2014, but decreased $3,461,669 or 8.2% year over year.  Held-to-maturity securities are made up of investments from the Company’s municipal customers in its service areas.  The Company changed its pricing strategy during the first quarter of 2014, and as a result attracted fewer municipal accounts.

Total deposits increased $1,055,001 or 0.2% from December 31, 2013 to March 31, 2014 and $18,345,471 or 4.0% year over year.  Time deposits increased $10,304,209 or 8.5% from December 31, 2013 to March 31, 2014, and $8,525,243 or 7.0% year to year due to a one-way CDARS balance of $10,000,140 at quarter-end.  Savings deposits increased throughout the comparison period, with increases of $4,281,264 or 6.1% year to date and $5,954,990 or 8.7% year to year.  Demand deposits decreased $1,548,049 or 1.9% during the first three months of 2014, but increased $15,947,413 or 24.7% year to year. Interest-bearing transaction accounts decreased $14,199,256 or 11.2% during the first three months of 2014, and $1,878,981 or 1.6% year to year.  Business demand deposits increased $11,065,116 or 29.8% year to year, which coincides with the increase in commercial loans during the same period. The Company believes at least a portion of the decrease in interest-bearing transaction accounts is attributable to customers shifting their funds into higher yielding time deposits, which accounts for a portion of the increase in those funds.  A decrease in government agency accounts in the amount of $16,553,150 or 40.7% and an increase of $3,547,206 or 19.6% in the account held by the Company’s affiliate, CFSG, accounted for most of the decrease in interest-bearing accounts during the first three months of 2014.  Money market accounts increased $2,216,833 or 2.7% for the first three months of 2014 but decreased $10,203,194 or 10.8% from March 31, 2013 to March 31, 2014.  The municipal money market accounts increased $847,392 or 4.3% for the first three months of 2014 but decreased $9,538,258 or 31.5% year to year, in conjunction with a decrease in municipal investments classified as held-to-maturity securities.  Beginning late in the first quarter of 2013, the Company borrowed overnight funds to help fund loan growth, resulting in a balance of $7,845,000 as of March 31, 2013, but as the year progressed these borrowings decreased and there were no balances outstanding as of December 31, 2013.  The substantial loan activity during the first three months of 2014 caused the Company to seek alternate funding sources resulting in FHLBB advances totaling $12,000,000 as of March 31, 2014.

RISK MANAGEMENT

Interest Rate Risk and Asset and Liability Management - Management actively monitors and manages the Company’s interest rate risk exposure and attempts to structure the balance sheet to maximize net interest income while controlling its exposure to interest rate risk.  The Company's Asset/Liability Management Committee (ALCO) is made up of the Executive Officers and all the Vice Presidents of the Bank.  The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity and various business strategies.  The ALCO meets at least quarterly to review financial statements, liquidity levels, yields and spreads to better understand, measure, monitor and control the Company’s interest rate risk.  In the ALCO process, the committee members apply policy limits set forth in the Asset Liability, Liquidity and Investment policies approved and periodically reviewed by the Company’s Board of Directors.  The ALCO's methods for evaluating interest rate risk include an analysis of the effects of interest rate changes on net interest income and an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the entire balance sheet.  The ALCO Policy also includes a contingency funding plan to help management prepare for unforeseen liquidity restrictions, including hypothetical severe liquidity crises.

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, thereby impacting net interest income (NII), the primary component of the Company’s earnings.  Fluctuations in interest rates can also have an impact on liquidity.  The ALCO uses an outside consultant to perform rate shock simulations to the Company's net interest income, as well as a variety of other analyses.  It is the ALCO’s function to provide the assumptions used in the modeling process.  Assumptions used in prior period simulation models are regularly tested by comparing projected NII with actual NII.  The ALCO utilizes the results of the simulation model to quantify the estimated exposure of NII and liquidity to sustained interest rate changes.  The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company’s balance sheet.  The model also simulates the balance sheet’s sensitivity to a prolonged flat rate environment. All rate scenarios are simulated assuming a parallel shift of the yield curve; however further simulations are performed utilizing non-parallel changes in the yield curve.   The results of this sensitivity analysis are compared to the ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) shift upward and a 100 bp shift downward in interest rates.

Under the Company’s rate sensitivity modeling, in the current flat rate environment, NII levels are projected to be flat as the downward pressure on asset yields is projected to slow down as cash flow is replaced at equal yields.  Funding costs are expected to provide slight relief as longer-term funding is retired and replaced at current rates.  In a rising rate environment, NII is expected to trend upward as the short-term asset base (cash and adjustable rate loans) quickly cycle upward while the retail funding base (deposits) lags the market.  If rates paid on deposits have to be increased more than projected, the expected benefit to rising rates would be reduced.  In a falling rate environment, NII is expected to trend in-line with the current rate environment scenario for the first year of the simulation as asset yield erosion is offset by decreasing funding costs.  Thereafter, net interest income is projected to experience sustained downward pressure as funding costs reach their assumed floors and asset yields continue to replace and reprice into the lower rate environment.

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning March 31, 2014:

Rate Change	Percent Change in NII

Down 100 basis points	-.80%

Up 200 basis points	6.20%

The amounts shown in the table are well within the ALCO Policy limits.  However, those amounts do not represent a forecast and should not be relied upon as indicative of future results.  While assumptions used in the ALCO process, including the interest rate simulation analyses, are developed based upon current economic and local market conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

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

The residential mortgage portfolio, including first mortgages and junior liens, accounts for 47.8% of the Company’s loan portfolio, down from 52.2% a year ago.  Post-recession, these segments saw the greatest degree of collection, foreclosure and loss activity.  Delinquencies and losses, however, were not experienced to the extent of national peers as the Company maintains a mortgage loan portfolio of traditional mortgage products and had not engaged in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. While real estate values had declined in the Company’s market area, the sound underwriting standards historically employed by the Company mitigated the trends in defaults and property surrenders experienced elsewhere. Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (“PMI”).  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  Junior lien home equity products make up approximately 21% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%.  The residential mortgage portfolio has had satisfactory performance in light of the depth of the latest recession and the slow recovery; portfolio performance improved throughout 2013 and into 2014.

Risk in the Company’s commercial & industrial and commercial real estate loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the U.S. Small Business Administration and USDA Rural Development. At March 31, 2014, the Company had $24,935,592 in guaranteed loans with guaranteed balances of 19,799,898, compared to $25,150,175 in guaranteed loans with guaranteed balances of $20,044,091 at December 31, 2013 and $26,733,172 in guaranteed loans with guaranteed balances of $21,394,673 at March 31, 2013.

The Company’s strategy is to continue growing the commercial & industrial and commercial real estate portfolios. Consistent with the strategic focus on commercial lending, both segments saw solid growth during 2013 that has continued into 2014.  Commercial & industrial and commercial real estate loans together comprised 45.5% of the Company’s loan portfolio at March 31, 2013, growing to 48.3% at December 31, 2013 and 50.4% at March 31, 2014.  The increase in the size of the commercial loan portfolio has also improved geographic diversification, with much of the growth in commercial loans occurring in central Vermont, the Company’s newest market.

The following table reflects the composition of the Company's loan portfolio as a percentage of total loans as of the dates indicated:

	March 31, 2014		December 31, 2013		March 31, 2013

Commercial & industrial	$60,728,808	13.43%	$55,619,285	12.64%	$51,044,490	12.23%
Commercial real estate	167,369,628	37.01%	156,935,803	35.67%	138,784,472	33.24%
1 - 4 family residential - 1st lien	171,561,880	37.94%	172,847,074	39.30%	172,031,283	41.21%
1 - 4 family residential - Jr lien	44,528,723	9.84%	45,687,405	10.39%	45,912,846	11.00%
Consumer	8,041,728	1.78%	8,819,359	2.00%	9,696,044	2.32%
Total loans	452,230,767	100.00%	439,908,926	100.00%	417,469,135	100.00%
Deduct (add):
Allowance for loan losses	4,837,578		4,854,915		4,493,384
Unearned loan fees	(290,265)		(300,429)		(206,969)
	4,547,313		4,554,486		4,286,415
Net loans	$447,683,454		$435,354,440		$413,182,720

The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure. With the economic recovery continuing, the levels of both Group B (Management Involved) and Group C (Unacceptable Risk) loans (as defined in Note 5 to the Company’s unaudited interim consolidated financial statements) showed gradual improvement through 2012 and 2013 and thus the loan loss reserve factors for trends in delinquency and non-accrual loans and criticized and classified were gradually decreased. Alternatively, qualitative factors have been increased principally to account for growth in the loan portfolio.  During 2013 and into 2014, lower loan losses were offset by strong commercial loan volume, the deterioration of several commercial real estate loans and the migration of some past due residential loans to later stage delinquency, resulting in increases in the associated loan loss reserve qualitative factors.

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

The Company’s non-performing assets decreased $946,994 or 14.1% during the first three months of 2014. The improvement in non-performing loans resulted in part from improved performance of three loans that were removed from non-accrual status, a short sale resolution to one real estate loan, and a $100,000 partial charge off of a commercial real estate loan. Claims receivable on related government guarantees were $222,836 at March 31, 2014 compared to $402,339 at March 31, 2013.

As of the consolidated balance sheet dates, non-performing assets were made up of the following:

	March 31, 2014		December 31, 2013
		Percent		Percent
	Balance	of Total	Balance	of Total
Loans past due 90 days or more and still accruing
Commercial & industrial	$0	0.00%	$21,902	0.32%
Commercial real estate	5,313	0.09%	5,313	0.08%
Residential real estate - 1st lien	557,640	9.63%	817,109	12.12%
Residential real estate - Jr lien	79,722	1.38%	56,040	0.83%
Consumer	0	0.00%	7,784	0.12%
Total	642,675	11.10%	908,148	13.47%

Non-accrual loans (1)
Commercial & industrial	477,572	8.24%	527,105	7.82%
Commercial real estate	1,299,476	22.43%	1,403,541	20.82%
Residential real estate - 1st lien	2,047,423	35.34%	2,203,106	32.69%
Residential real estate - Jr lien	460,590	7.95%	593,125	8.80%
Total	4,285,061	73.96%	4,726,877	70.13%

Other real estate owned	865,820	14.94%	1,105,525	16.40%

Total	$5,793,556	100.00%	$6,740,550	100.00%

(1)  No consumer loans were in non-accrual status as of the consolidated balance sheet dates.

As of the balance sheet dates, the Company was not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

The Company’s TDRs are principally a result of extending loan repayment terms to relieve cash flow difficulties. The Company has only, on a limited basis, reduced interest rates for borrowers below the current market rate for the borrower.  The Company has not forgiven principal or reduced accrued interest within the terms of original restructurings, nor has it converted variable rate terms to fixed rate terms.  However, the Company evaluates each TDR situation on its own merits and does not foreclose the granting of any particular type of concession.  The Non-Performing Assets table above includes TDR’s that are past due 90 days or more or in non-accrual status.  The remainder of the Company’s TDR’s consist of 13 residential mortgage loans, two commercial real estate loans and three commercial & industrial loans totaling $1,561,342 at March 31, 2014 compared to 10 residential mortgage loans, two commercial real estate loans and three commercial & industrial loans totaling $1,312,260 at December 31, 2013.

The Company’s OREO portfolio at March 31, 2014 consisted of three properties acquired through the normal foreclosure process.  At December 31, 2013, the Company held three residential and two commercial properties in its OREO portfolio and sold one of the commercial properties taken into the portfolio during the fourth quarter of 2013 and one of the residential properties that the Bank has owned since 2012, resulting in a decrease in OREO of $239,705, to end the first quarter of 2014 with an OREO portfolio of $865,820.

Allowance for loan losses and provisions - The Company maintains an allowance for loan losses (allowance) at a level that management believes is appropriate to absorb losses inherent in the loan portfolio (See Critical Accounting Policies). Although the Company, in establishing the allowance, considers the inherent losses in individual loans and pools of loans, the allowance is a general reserve available to absorb all credit losses in the loan portfolio.  No part of the allowance is segregated to absorb losses from any particular loan or segment of loans.

When establishing the allowance each quarter the Company applies a combination of historical loss factors and qualitative factors to loan segments including residential first and junior lien mortgages, commercial real estate, commercial & industrial, and consumer loan portfolios. No changes were made to the allowance methodology during the first three months of 2014. The Company will shorten or lengthen its look back period for determining average portfolio historical loss rates as the economy either contracts or expands; during a period of economic contraction a shortening of the look back period may more conservatively reflect the current economic climate. The highest loss rates experienced for the look back period are applied to the various segments in establishing the allowance.

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

The following table summarizes the Company's loan loss experience for the three months ended March 31,

	2014	2013

Loans outstanding, end of period	$452,230,767	$417,469,135
Average loans outstanding during period	$445,692,728	$417,364,812
Non-accruing loans, end of period	$4,285,061	$4,919,417
Non-accruing loans, net of government guarantees	$3,926,162	$3,718,022

Allowance, beginning of period	$4,854,915	$4,312,080
Loans charged off(1):
Commercial & industrial	(16,680)	(17,935)
Commercial real estate	(100,000)	0
Consumer loans	(51,528)	(17,226)
Total loans charged off	(168,208)	(35,161)
Recoveries(1):
Commercial & industrial	112	200
Residential real estate - 1st lien	9,373	5,626
Residential real estate - Jr lien	60	60
Consumer loans	6,326	4,329
Total recoveries	15,871	10,215
Net loans charged off	(152,337)	(24,946)
Provision charged to income	135,000	206,250
Allowance, end of period	$4,837,578	$4,493,384

Net charge offs to average loans outstanding	0.034%	0.006%
Provision charged to income as a percent of average loans	0.030%	0.049%
Allowance to average loans outstanding	1.085%	1.077%
Allowance to non-accruing loans	112.894%	91.340%
Allowance to non-accruing loans net of government guarantees	123.214%	120.854%

(1)  There were no residential real estate 1st lien or Jr lien charge offs and there were no commercial real estate loan recoveries during the periods presented.

Net charge-offs increased from 2007 through 2011, peaking at $841,000 in 2011. Given the trend in losses, depth of the last recession and the sluggish recovery, management increased its provisions for loan losses to $1.0 million in each of the years 2010 through 2012, compared to $625,004 for 2009. This increase was directionally consistent with the risk trends and growth of the loan portfolio during the period.  Improving loan portfolio trends throughout 2012 and 2013, and several recoveries resulted in a $330,000 or 33.0%, decrease to the provision for 2013, with total provision of $670,000 compared to $1,000,000 for 2012. The Company decreased its provision for 2014 resulting in a provision of $135,000 for the first quarter of 2014 compared to $206,250 for the same period in 2013, a decrease of $71,250 or 34.6%.  The Company’s allowance coverage of non-accruing loans as of the end of the first quarter of 2014 reflected an increase year over year as did the coverage of non-accruing loans net of government guarantees.  The first quarter of 2014 saw the $100,000 partial charge off of a commercial real estate loan, as well as higher than typical consumer loan charge offs.  The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

Specific allocations to the allowance are made for certain impaired loans. Impaired loans are loans to a borrower that in aggregate are greater than $100,000 and that are in non-accrual status. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including interest and principal, according to the contractual terms of the loan agreement. The Company will review all the facts and circumstances surrounding non-accrual loans and on a case-by-case basis may consider loans below the threshold as impaired when such treatment is material to the financial statements.  See Note 5 to the accompanying unaudited interim consolidated financial statements for information on the recorded investment in impaired loans and their related allocations.  The $100,000 commercial real estate charge off taken during the first quarter of 2014 directly reduced the level of specific allocations carried on impaired loans.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first three months of 2014, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk were as follows:

	Contract or Notional Amount
	March 31, 2014	December 31, 2013

Unused portions of home equity lines of credit	$22,108,610	$21,961,527
Other commitments to extend credit	42,176,179	41,230,202
Residential construction lines of credit	1,413,471	2,010,417
Commercial real estate and other construction lines of credit	12,078,640	15,592,702
Standby letters of credit and commercial letters of credit	1,119,945	1,655,469
Recourse on sale of credit card portfolio	276,650	276,650
MPF credit enhancement obligation, net of liability recorded	1,544,335	1,543,211

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

In connection with its 2007 trust preferred securities financing, the Company guaranteed the payment obligations under the $12,500,000 of capital securities of its subsidiary, CMTV Statutory Trust I.  The source of funds for payments by the Trust on its capital securities is payments made by the Company on its debentures issued to the Trust.  The Company's obligation under those debentures is fully reflected in the Company's balance sheet, in the gross amount of $12,887,000 for each of the comparison periods, of which $12,500,000 represents external financing through the issuance to investors of capital securities by CMTV Statutory Trust I.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits purchased through the CDARS provide an alternative funding source when needed.  Such deposits are generally considered a form of brokered deposits.  During the first quarter of 2014, the Company utilized one-way CDARS totaling $10,000,140 as a supplemental funding source.  There was no one-way CDARS balance at either December 31, 2013 or March 31, 2013.  In addition, two-way CDARS deposits allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members.  At March 31, 2014, the Company reported $1,104,521 in two-way CDARS deposits representing exchanged deposits with other CDARS participating banks, compared to $1,103,008 at December 31, 2013 and $1,098,409 at March 31, 2013.  The balance in ICS deposits was $17,208,334 at March 31, 2014, compared to $17,290,435 at December 31, 2013 and $16,382,025 at March 31, 2013.

The Company has a Borrower-in-Custody (“BIC”) arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available line of $77,678,850, $74,929,216, and $69,797,730, respectively, at March 31, 2014, December 31, 2013 and March 31, 2013.  Credit advances in this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 75 basis points.  The Company had no outstanding advances against this line during any of the respective comparison periods.

The Company has an unsecured Federal Funds line with the FHLBB with an available balance of $500,000 at March 31, 2014, December 31, 2013 and March 31 2013.  Interest is chargeable at a rate determined daily approximately 25 basis points higher than the rate paid on federal funds sold.  In addition, at March 31, 2014, December 31, 2013 and March 31, 2013, additional borrowing capacity of approximately $71,201,419, $72,556,030 and $73,807,775, respectively, was available through the FHLBB secured by the Company's qualifying loan portfolio (generally, residential mortgages).

The Company has an unsecured line with one of its correspondent banks with an available line of $3,000,000 at March 31, 2014, December 31, 2013 and March 31, 2013.  During the first quarter of 2014, the Company established an unsecured line with a different correspondent bank with an available line of $4,000,000 as of March 31, 2014.  There were no outstanding advances against either of these lines during any of the respective comparison periods.

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	March 31,	December 31,	March 31,
	2014	2013	2013
Long-Term Advances
FHLBB term borrowing, 0.23% fixed rate, due August 29, 2014	$6,000,000	$0	$0

Short-Term Advances
FHLBB term advance, 0.19% fixed rate, due May 2, 2014	6,000,000	0	0

Overnight Borrowings
Federal funds purchased (FHLBB), 0.35%	0	0	7,845,000

Total Advances and Overnight Borrowings	$12,000,000	$0	$7,845,000

The following table illustrates the changes in shareholders' equity from December 31, 2013 to March 31, 2014:

Balance at December 31, 2013 (book value $8.96 per common share)	$46,135,977
Net income	1,071,565
Issuance of stock through the Dividend Reinvestment Plan	173,946
Dividends declared on common stock	(778,872)
Dividends declared on preferred stock	(20,313)
Change in unrealized gain on available-for-sale securities, net of tax	40,891
Balance at March 31,2014 (book value $9.04 per common share)	$46,623,194

The primary objective of the Company’s capital planning process is to balance appropriately the retention of capital to support operations and future growth, with the goal of providing shareholders an attractive return on their investment.  To that end, management monitors capital retention and dividend policies on an ongoing basis.

As described in more detail in the Company’s 2013 Annual Report on Form 10-K in Note 20 to the audited consolidated financial statements contained therein and under the caption “LIQUIDITY AND CAPITAL RESOURCES” in the Management’s Discussion and Analysis section of such report, the Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies pursuant to which they must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items.   Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of March 31, 2014, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded all applicable consolidated regulatory capital guidelines.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as applicable regulatory capital requirements, as of March 31, 2014 and December 31, 2013:

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2014
Total capital (to risk-weighted assets)
Company	$51,801	12.85%	$32,244	8.00%	N/A	N/A
Bank	$51,278	12.74%	$32,209	8.00%	$40,261	10.00%

Tier I capital (to risk-weighted assets)
Company	$45,704	11.34%	$16,122	4.00%	N/A	N/A
Bank	$46,396	11.52%	$16,104	4.00%	$24,156	6.00%

Tier I capital (to average assets)
Company	$45,704	8.20%	$22,284	4.00%	N/A	N/A
Bank	$46,396	8.33%	$22,266	4.00%	$27,833	5.00%

December 31, 2013:
Total capital (to risk-weighted assets)
Company	$51,304	13.09%	$31,365	8.00%	N/A	N/A
Bank	$50,765	12.97%	$31,314	8.00%	$39,143	10.00%

Tier I capital (to risk-weighted assets)
Company	$45,027	11.48%	$15,682	4.00%	N/A	N/A
Bank	$45,873	11.72%	$15,657	4.00%	$23,486	6.00%

Tier I capital (to average assets)
Company	$45,027	8.04%	$22,409	4.00%	N/A	N/A
Bank	$45,873	8.20%	$22,386	4.00%	$27,983	5.00%

(1)  Applicable to banks, but not bank holding companies.

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company.  In general, a national bank may not pay dividends that exceed net income for the current and preceding two years regardless of statutory restrictions, as a matter of regulatory policy, banks and bank holding companies should pay dividends only out of current earnings and only if, after paying such dividends, they remain adequately capitalized.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's management of the credit, liquidity and market risk inherent in its business operations is discussed in Part 1, Item 2 of this report under the captions "RISK MANAGEMENT". “COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS” and “LIQUIDITY & CAPITAL RESOURCES”, which are incorporated herein by reference.  Management does not believe that there have been any material changes in the nature or categories of the Company's risk exposures from those disclosed in the Company’s 2013 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of March 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of March 31, 2014 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to purchases of the Company’s common stock during the quarter ended March 31, 2014, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
				Number of
			Total Number	Shares That May
			of Shares	Yet Be
			Purchased	Purchased
	Total Number	Average	as Part	Under the Plan
	of Shares	Price Paid	of Publicly	at the End
For the period:	Purchased(1)(2)	Per Share	Announced Plan	of the Period

January 1 - January 31	0	$0.00	N/A	N/A
February 1 - February 28	1,489	13.75	N/A	N/A
March 1 -March 31	407	13.75	N/A	N/A
Total	1,896	$13.75	N/A	N/A

(1)  All 1,896 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the interim periods ended March 31, 2014 and 2013, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.*

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: May 13, 2014	/s/ Stephen P. Marsh
Stephen P. Marsh, Chairman, President
& Chief Executive Officer

DATED: May 13, 2014	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)