Form 10-Q/A
period 2014-03-31
COMMUNITY BANCORP /VT
filed 2014-07-02
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Community Bancorp. for the quarterly period ended March 31, 2014 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on May 13, 2014, for the sole purpose of amending the XBRL Interactive Data Files contained in Exhibit 101 to correct precision errors.

This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II.  OTHER INFORMATION

ITEM 6. Exhibits

The following exhibits are filed with this report:

Exhibit 31.1+- Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2+ - Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1+ - Certification from the Chief Executive Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2+ - Certification from the Chief Financial Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101++
--The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the interim periods ended March 31, 2014 and 2013, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+ Previously filed as an exhibit to the Company’s Form 10-Q filed on May 13, 2014.

++ Filed herewith.

FORM 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: July 2, 2014	/s/ Stephen P. Marsh
Stephen P. Marsh, Chairman, President
& Chief Executive Officer

DATED: July 2, 2014	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)