Form 10-Q
period 2014-06-30
COMMUNITY BANCORP /VT
filed 2014-08-12
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

At August 8, 2014, there were 4,899,872 shares outstanding of the Corporation's common stock.

FORM 10-Q

Index
		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4	Controls and Procedures	46

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	47

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6	Exhibits	48

	Signatures	49

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary
Consolidated Balance Sheets

	June 30,	December 31,	June 30,
	2014	2013	2013
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$16,321,342	$11,841,161	$15,253,825
Federal funds sold and overnight deposits	21,474	6,488,828	28,489
Total cash and cash equivalents	16,342,816	18,329,989	15,282,314
Securities held-to-maturity (fair value $23,373,000 at 06/30/14
$38,370,000 at 12/31/13 and $24,468,000 at 06/30/13)	22,966,558	37,936,911	24,105,937
Securities available-for-sale	31,198,958	35,188,602	44,599,702
Restricted equity securities, at cost	3,332,450	3,632,850	3,632,850
Loans held-for-sale	670,255	209,500	1,019,119
Loans	450,593,304	439,908,926	424,793,211
Allowance for loan losses	(4,876,816)	(4,854,915)	(4,522,179)
Deferred net loan costs	288,237	300,429	247,624
Net loans	446,004,725	435,354,440	420,518,656
Bank premises and equipment, net	11,516,750	11,723,468	12,102,176
Accrued interest receivable	1,444,775	1,778,305	1,748,237
Bank owned life insurance	4,358,117	4,303,307	4,244,849
Core deposit intangible	954,431	1,090,781	1,227,126
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	916,820	1,105,525	2,171,621
Other assets	10,960,831	11,439,457	12,417,586
Total assets	$562,241,755	$573,667,404	$554,644,442
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$81,327,974	$82,156,154	$69,212,564
Interest-bearing transaction accounts	104,820,943	126,578,052	106,791,838
Money market funds	67,525,017	81,960,677	72,280,640
Savings	75,556,376	69,906,147	69,841,359
Time deposits, $100,000 and over	54,293,241	46,928,443	49,979,702
Other time deposits	71,541,368	74,023,096	76,353,001
Total deposits	455,064,919	481,552,569	444,459,104

Federal funds purchased and other borrowed funds	19,915,000	0	22,055,000
Repurchase agreements	23,583,153	29,644,615	27,397,370
Capital lease obligations	677,251	711,042	743,508
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	2,723,488	2,736,201	2,724,749
Total liabilities	514,850,811	527,531,427	510,266,731
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized,
5,110,096 shares issued at 06/30/14, 5,078,707 shares issued
at 12/31/13, and 5,051,780 shares issued at 06/30/13	12,775,241	12,696,768	12,629,450
Additional paid-in capital	28,975,974	28,612,308	28,320,657
Retained earnings	5,752,161	4,997,144	3,588,526
Accumulated other comprehensive income (loss)	10,345	(47,466)	(38,145)
Less: treasury stock, at cost; 210,101 shares at 06/30/14,
12/31/13 and 06/30/13	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	47,390,944	46,135,977	44,377,711
Total liabilities and shareholders' equity	$562,241,755	$573,667,404	$554,644,442

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	For The Quarters Ended June 30,
	2014	2013

Interest income
Interest and fees on loans	$5,373,903	$5,444,092
Interest on debt securities
Taxable	73,040	85,301
Tax-exempt	241,342	258,637
Dividends	23,026	15,282
Interest on federal funds sold and overnight deposits	2,836	1,537
Total interest income	5,714,147	5,804,849

Interest expense
Interest on deposits	642,719	733,372
Interest on federal funds purchased and other borrowed funds	20,450	20,671
Interest on repurchase agreements	14,385	33,034
Interest on junior subordinated debentures	100,442	105,326
Total interest expense	777,996	892,403

Net interest income	4,936,151	4,912,446
Provision for loan losses	135,000	120,000
Net interest income after provision for loan losses	4,801,151	4,792,446

Non-interest income
Service fees	658,972	627,981
Income from sold loans	260,330	451,934
Other income from loans	122,066	190,376
Net realized gain on sale of securities available-for-sale	21,828	0
Other income	274,026	250,567
Total non-interest income	1,337,222	1,520,858

Non-interest expense
Salaries and wages	1,650,000	1,609,601
Employee benefits	573,501	622,454
Occupancy expenses, net	623,843	613,483
Other expenses	1,641,062	1,972,725
Total non-interest expense	4,488,406	4,818,263

Income before income taxes	1,649,967	1,495,041
Income tax expense	365,581	256,697
Net income	$1,284,386	$1,238,344

Earnings per common share	$0.26	$0.25
Weighted average number of common shares
used in computing earnings per share	4,889,257	4,831,307
Dividends declared per common share	$0.16	$0.14
Book value per common share outstanding at June 30,	$9.16	$8.65

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	For The Six Months Ended June 30,
	2014	2013

Interest income
Interest and fees on loans	$10,644,679	$10,651,981
Interest on debt securities
Taxable	139,384	162,503
Tax-exempt	497,970	514,183
Dividends	46,310	30,361
Interest on federal funds sold and overnight deposits	4,080	7,869
Total interest income	11,332,423	11,366,897

Interest expense
Interest on deposits	1,299,974	1,507,142
Interest on federal funds purchased and other borrowed funds	39,136	43,936
Interest on repurchase agreements	30,983	69,053
Interest on junior subordinated debentures	201,193	207,069
Total interest expense	1,571,286	1,827,200

Net interest income	9,761,137	9,539,697
Provision for loan losses	270,000	326,250
Net interest income after provision for loan losses	9,491,137	9,213,447

Non-interest income
Service fees	1,305,785	1,186,932
Income from sold loans	509,460	839,525
Other income from loans	266,466	333,689
Net realized gain on sale of securities available-for-sale	21,828	0
Other income	547,184	528,904
Total non-interest income	2,650,723	2,889,050

Non-interest expense
Salaries and wages	3,300,000	3,266,786
Employee benefits	1,204,698	1,231,744
Occupancy expenses, net	1,308,041	1,311,298
Other expenses	3,387,863	3,597,724
Total non-interest expense	9,200,602	9,407,552

Income before income taxes	2,941,258	2,694,945
Income tax expense	585,307	414,823
Net income	$2,355,951	$2,280,122

Earnings per common share	$0.47	$0.46
Weighted average number of common shares
used in computing earnings per share	4,880,969	4,823,988
Dividends declared per common share	$0.32	$0.28
Book value per common share outstanding at June 30,	$9.16	$8.65

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	For The Quarters Ended June 30,
	2014	2013

Net income	$1,284,386	$1,238,344

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on available-for-sale securities
arising during the period	47,464	(294,335)
Reclassification adjustment for gain realized in income	(21,828)	0
Net change in unrealized gain (loss)	25,636	(294,335)
Tax effect	(8,716)	100,074
Other comprehensive income (loss), net of tax	16,920	(194,261)
Total comprehensive income	$1,301,306	$1,044,083

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	For The Six Months Ended June 30,
	2014	2013

Net income	$2,355,951	$2,280,122

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on available-for-sale securities
arising during the period	109,420	(318,035)
Reclassification adjustment for gain realized in income	(21,828)	0
Net change in unrealized gain (loss)	87,592	(318,035)
Tax effect	(29,781)	108,132
Other comprehensive income (loss), net of tax	57,811	(209,903)
Total comprehensive income	$2,413,762	$2,070,219

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,
	2014	2013

Cash Flows from Operating Activities:
Net income	$2,355,951	$2,280,122
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	488,888	515,185
Provision for loan losses	270,000	326,250
Deferred income tax	(75,275)	(180,802)
Gain on sale of securities available-for-sale	(21,828)	0
Gain on sale of loans	(251,370)	(452,096)
Loss (gain) on sale of OREO	1,840	(9,728)
Gain on Trust LLC	(163,260)	(138,402)
Amortization of bond premium, net	283,156	236,566
Proceeds from sales of loans held for sale	10,147,291	16,843,986
Originations of loans held for sale	(10,356,676)	(15,909,303)
Increase in taxes payable	542,007	544,931
Decrease in interest receivable	333,530	2,848
Amortization of FDIC insurance assessment	0	775,595
Decrease (increase) in mortgage servicing rights	4,366	(126,968)
Increase in other assets	(154,554)	(318,581)
Increase in cash surrender value of bank owned life insurance	(54,810)	(57,205)
Amortization of core deposit intangible	136,350	136,350
Amortization of limited partnerships	295,560	289,140
Decrease (increase) in unamortized loan costs	12,192	(78,123)
Decrease in interest payable	(4,937)	(17,871)
(Decrease) increase in accrued expenses	(59,879)	158,099
(Decrease) increase in other liabilities	(7,032)	10,182
Net cash provided by operating activities	3,721,510	4,830,175

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	23,035,127	26,801,004
Purchases	(8,064,774)	(9,041,386)
Investments - available-for-sale
Maturities, calls, pay downs and sales	16,527,429	3,000,000
Purchases	(12,711,520)	(7,268,244)
Proceeds from redemption of restricted equity securities	300,400	388,500
Decrease in limited partnership contributions payable	0	(527,000)
Increase in loans, net	(11,019,180)	(9,865,963)
Capital expenditures, net of proceeds from sales of bank premises and equipment	(282,170)	(374,041)
Proceeds from sales of OREO	237,865	204,728
Recoveries of loans charged off	35,703	40,133
Net cash provided by investing activities	8,058,880	3,357,731

	2014	2013

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(22,585,289)	(25,775,860)
Net decrease in money market and savings accounts	(8,785,431)	(10,068,534)
Net increase in time deposits	4,883,070	4,806,639
Net decrease in repurchase agreements	(6,061,462)	(6,752,238)
Net increase in short-term borrowings	13,915,000	22,055,000
Proceeds from long-term borrowings	6,000,000	0
Repayments on long-term borrowings	0	(6,000,000)
Decrease in capital lease obligations	(33,791)	(31,193)
Dividends paid on preferred stock	(40,625)	(40,625)
Dividends paid on common stock	(1,059,035)	(980,621)
Net cash used in financing activities	(13,767,563)	(22,787,432)

Net decrease in cash and cash equivalents	(1,987,173)	(14,599,526)
Cash and cash equivalents:
Beginning	18,329,989	29,881,840
Ending	$16,342,816	$15,282,314

Supplemental Schedule of Cash Paid During the Period
Interest	$1,576,223	$1,845,071

Income taxes	$44,931	$0

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain (loss) on securities available-for-sale	$87,592	$(318,035)

Loans transferred to OREO	$51,000	$1,291,916

Common Shares Dividends Paid
Dividends declared	$1,560,309	$1,349,171
Increase in dividends payable attributable to dividends declared	(59,135)	(23,837)
Dividends reinvested	(442,139)	(344,713)
	$1,059,035	$980,621

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

Certain amounts in the 2013 unaudited consolidated income statements have been reclassified to conform to the 2014 presentation.  Reclassifications had no effect on prior period net income or shareholders’ equity.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The ASU was issued to clarify the principles for recognizing revenue and to develop a common revenue standard for accounting principles generally accepted in the United States of America (U.S. GAAP) and International Financial Reporting Standards (IFRS).  The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the potential impact of the ASU on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. The ASU was issued to respond to concerns about current accounting and disclosures for repurchase agreements and similar transactions. The concern was that under current accounting guidance there is an unnecessary distinction between the accounting for different types of repurchase agreements. Under current guidance, repurchase-to-maturity transactions are accounted for as sales with forward agreements, whereas repurchase agreements that settle before the maturity of the transferred financial asset are accounted for as secured borrowings. The ASU amendments require new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secure borrowings. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU will not have a material impact on the Company's consolidated financial statements.

Note 3.  Earnings per Common Share

Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period (retroactively adjusted for stock splits and stock dividends), including Dividend Reinvestment Plan shares issuable upon reinvestment of dividends declared, and reduced for shares held in treasury.

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

	For The Quarters Ended June 30,
	2014	2013

Net income, as reported	$1,284,386	$1,238,344
Less: dividends to preferred shareholders	20,312	20,312
Net income available to common shareholders	$1,264,074	$1,218,032
Weighted average number of common shares
used in calculating earnings per share	4,889,257	4,831,307
Earnings per common share	$0.26	$0.25

	For The Six Months Ended June 30,
	2014	2013

Net income, as reported	$2,355,951	$2,280,122
Less: dividends to preferred shareholders	40,625	40,625
Net income available to common shareholders	$2,315,326	$2,239,497
Weighted average number of common shares
used in calculating earnings per share	4,880,969	4,823,988
Earnings per common share	$0.47	$0.46

Note 4.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

June 30, 2014
U.S. Government sponsored enterprise (GSE) debt securities	$15,950,885	$80,833	$73,657	$15,958,061
U.S. Government securities	5,518,770	14,716	480	5,533,006
Agency mortgage-backed securities (Agency MBS)	9,713,629	3,847	9,585	9,707,891
	$31,183,284	$99,396	$83,722	$31,198,958

December 31, 2013
U.S. GSE debt securities	$29,220,333	$114,102	$195,521	$29,138,914
U.S. Government securities	6,040,188	10,955	1,455	6,049,688
	$35,260,521	$125,057	$196,976	$35,188,602

June 30, 2013
U.S. GSE debt securities	$37,599,138	$134,273	$194,686	$37,538,725
U.S. Government securities	7,058,360	9,107	6,490	7,060,977
	$44,657,498	$143,380	$201,176	$44,599,702

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

June 30, 2014
States and political subdivisions	$22,966,558	$406,442	$0	$23,373,000

December 31, 2013
States and political subdivisions	$37,936,911	$433,089	$0	$38,370,000

June 30, 2013
States and political subdivisions	$24,105,937	$362,063	$0	$24,468,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

The scheduled maturities of debt securities AFS were as follows:

	Amortized	Fair
	Cost	Value
June 30, 2014
Due in one year or less	$2,025,196	$2,030,578
Due from one to five years	19,444,459	19,460,489
Agency MBS*	9,713,629	9,707,891
	$31,183,284	$31,198,958

December 31, 2013
Due in one year or less	$4,508,181	$4,510,923
Due from one to five years	30,752,340	30,677,679
	$35,260,521	$35,188,602

June 30, 2013
Due in one year or less	$9,667,950	$9,683,707
Due from one to five years	32,739,548	32,737,439
Due from five to ten years	2,250,000	2,178,556
	$44,657,498	$44,599,702

*Because the actual maturities of Agency MBS usually differ from their contractual maturities due to the right of borrowers to prepay the underlying mortgage loans, usually without penalty, those securities are not presented in the table by contractual maturity date.

The scheduled maturities of debt securities HTM were as follows:

	Amortized	Fair
	Cost	Value*
June 30, 2014
Due in one year or less	$12,616,400	$12,616,000
Due from one to five years	4,239,436	4,341,000
Due from five to ten years	2,381,853	2,484,000
Due after ten years	3,728,869	3,932,000
	$22,966,558	$23,373,000

December 31, 2013
Due in one year or less	$27,615,731	$27,616,000
Due from one to five years	3,939,950	4,048,000
Due from five to ten years	2,592,045	2,700,000
Due after ten years	3,789,185	4,006,000
	$37,936,911	$38,370,000

June 30, 2013
Due in one year or less	$14,946,438	$14,946,000
Due from one to five years	3,855,882	3,947,000
Due from five to ten years	2,008,416	2,099,000
Due after ten years	3,295,201	3,476,000
	$24,105,937	$24,468,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

There were no debt securities HTM in an unrealized loss position as of the balance sheet dates.  Debt securities AFS with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2014
U.S. GSE debt securities	$0	$0	$5,176,343	$73,657	$5,176,343	$73,657
U.S. Government securities	1,490,193	480	0	0	1,490,193	480
Agency MBS	4,937,780	9,585	0	0	4,937,780	9,585
	$6,427,973	$10,065	$5,176,343	$73,657	$11,604,316	$83,722

December 31, 2013
U.S. GSE debt securities	$11,094,830	$194,188	$1,004,235	$1,333	$12,099,065	$195,521
U.S. Government securities	1,034,336	1,455	0	0	1,034,336	1,455
	$12,129,166	$195,643	$1,004,235	$1,333	$13,133,401	$196,976

June 30, 2013
U.S. GSE debt securities	$14,208,511	$194,686	$0	$0	$14,208,511	$194,686
U.S. Government securities	2,040,234	6,490	0	0	2,040,234	6,490
	$16,248,745	$201,176	$0	$0	$16,248,745	$201,176

Debt securities in the table above consisted of five U.S. GSE debt securities, two U.S. Government securities and five mortgage-backed securities at June 30, 2014, 12 U.S. GSE debt securities and one U.S. Government security at December 31, 2013, and 14 U.S. GSE debt securities and two U.S. Government securities at June 30, 2013.  The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition.  As of June 30, 2014, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be other than temporary.

Note 5.  Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	June 30,	December 31,	June 30,
	2014	2013	2013

Commercial & industrial	$64,475,384	$55,619,285	$57,608,840
Commercial real estate	164,302,843	156,935,803	138,664,212
Residential real estate - 1st lien	169,367,709	172,847,074	173,883,158
Residential real estate - Jr lien	44,564,026	45,687,405	45,145,675
Consumer	7,883,342	8,819,359	9,491,326
	450,593,304	439,908,926	424,793,211
Deduct (add):
Allowance for loan losses	4,876,816	4,854,915	4,522,179
Deferred net loan costs	(288,237)	(300,429)	(247,624)
	4,588,579	4,554,486	4,274,555
Net Loans	$446,004,725	$435,354,440	$420,518,656

The following is an age analysis of past due loans (including non-accrual), by portfolio segment:

							90 Days or
		90 Days	Total			Non-Accrual	More
June 30, 2014	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$373,363	$605,406	$978,769	$63,496,615	$64,475,384	$1,347,748	$102,961
Commercial real estate	1,378,654	94,609	1,473,263	162,829,580	164,302,843	1,661,324	5,313
Residential real estate - 1st lien	2,542,507	991,146	3,533,653	165,834,056	169,367,709	1,943,475	231,085
Residential real estate - Jr lien	228,014	110,451	338,465	44,225,561	44,564,026	453,304	57,241
Consumer	54,479	17,927	72,406	7,810,936	7,883,342	0	17,927
Total	$4,577,017	$1,819,539	$6,396,556	$444,196,748	$450,593,304	$5,405,851	$414,527

							90 Days or
		90 Days	Total			Non-Accrual	More
December 31, 2013	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$1,060,971	$310,669	$1,371,640	$54,247,645	$55,619,285	$527,105	$21,902
Commercial real estate	713,160	215,507	928,667	156,007,136	156,935,803	1,403,541	5,313
Residential real estate - 1st lien	5,184,457	1,655,950	6,840,407	166,006,667	172,847,074	2,203,106	817,109
Residential real estate - Jr lien	533,134	289,169	822,303	44,865,102	45,687,405	593,125	56,040
Consumer	136,922	7,784	144,706	8,674,653	8,819,359	0	7,784
Total	$7,628,644	$2,479,079	$10,107,723	$429,801,203	$439,908,926	$4,726,877	$908,148

							90 Days or
		90 Days	Total			Non-Accrual	More
June 30, 2013	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$572,834	$29,329	$602,163	$57,006,677	$57,608,840	$497,287	$0
Commercial real estate	1,251,943	213,084	1,465,027	137,199,185	138,664,212	1,165,336	45,653
Residential real estate - 1st lien	1,933,003	1,143,585	3,076,588	170,806,570	173,883,158	1,660,626	596,814
Residential real estate - Jr lien	292,954	41,068	334,022	44,811,653	45,145,675	348,815	5,951
Consumer	75,781	0	75,781	9,415,545	9,491,326	0	0
Total	$4,126,515	$1,427,066	$5,553,581	$419,239,630	$424,793,211	$3,672,064	$648,418

For all loan segments, loans over 30 days past due are considered delinquent.

Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance.  No changes in the Company’s policies or methodology pertaining to the allowance for loan losses were made during the first six months of 2014.

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

The following summarizes changes in the allowance for loan losses and select loan information, by portfolio segment:

For the quarter ended June 30, 2014

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$556,223	$2,172,678	$1,396,934	$348,738	$100,386	$262,619	$4,837,578
Charge-offs	(70,534)	(30,819)	0	0	(14,241)	0	(115,594)
Recoveries	2,124	0	1,725	60	15,923	0	19,832
Provision (credit)	199,603	13,879	(61,648)	(54,184)	(17,953)	55,303	135,000
Ending balance	$687,416	$2,155,738	$1,337,011	$294,614	$84,115	$317,922	$4,876,816

For the six months ended June 30, 2014

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$516,382	$2,143,398	$1,452,184	$366,471	$105,279	$271,201	$4,854,915
Charge-offs	(87,214)	(130,819)	0	0	(65,769)	0	(283,802)
Recoveries	2,236	0	11,098	120	22,249	0	35,703
Provision (credit)	256,012	143,159	(126,271)	(71,977)	22,356	46,721	270,000
Ending balance	$687,416	$2,155,738	$1,337,011	$294,614	$84,115	$317,922	$4,876,816

Allowance for loan losses
Evaluated for impairment
Individually	$99,300	$18,900	$100,600	$13,100	$0	$0	$231,900
Collectively	588,116	2,136,838	1,236,411	281,514	84,115	317,922	4,644,916
Total	$687,416	$2,155,738	$1,337,011	$294,614	$84,115	$317,922	$4,876,816

Loans evaluated for impairment
Individually	$1,233,885	$1,558,186	$1,374,851	$370,775	$0		$4,537,697
Collectively	63,241,499	162,744,657	167,992,858	44,193,251	7,883,342		446,055,607
Total	$64,475,384	$164,302,843	$169,367,709	$44,564,026	$7,883,342		$450,593,304

For the year ended December 31, 2013

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$428,381	$1,536,440	$1,563,576	$332,556	$138,699	$312,428	$4,312,080
Charge-offs	(83,344)	(124,849)	(56,430)	(56,797)	(67,009)	0	(388,429)
Recoveries	2,953	185,791	15,819	21,277	35,424	0	261,264
Provision (credit)	168,392	546,016	(70,781)	69,435	(1,835)	(41,227)	670,000
Ending balance	$516,382	$2,143,398	$1,452,184	$366,471	$105,279	$271,201	$4,854,915

Allowance for loan losses
Evaluated for impairment
Individually	$27,500	$147,700	$99,700	$76,500	$0	$0	$351,400
Collectively	488,882	1,995,698	1,352,484	289,971	105,279	271,201	4,503,515
Total	$516,382	$2,143,398	$1,452,184	$366,471	$105,279	$271,201	$4,854,915

Loans evaluated for impairment
Individually	$373,696	$1,386,477	$1,788,793	$559,250	$0		$4,108,216
Collectively	55,245,589	155,549,326	171,058,281	45,128,155	8,819,359		435,800,710
Total	$55,619,285	$156,935,803	$172,847,074	$45,687,405	$8,819,359		$439,908,926

For the quarter ended June 30, 2013

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$436,389	$1,763,037	$1,511,139	$386,070	$119,032	$277,717	$4,493,384
Charge-offs	(1,352)	(107,936)	(3,052)	0	(8,783)	0	(121,123)
Recoveries	792	0	3,010	60	26,056	0	29,918
Provision (credit)	79,415	42,939	16,865	28,031	(20,057)	(27,193)	120,000
Ending balance	$515,244	$1,698,040	$1,527,962	$414,161	$116,248	$250,524	$4,522,179

For the six months ended June 30, 2013

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$428,381	$1,536,440	$1,563,576	$332,556	$138,699	$312,428	$4,312,080
Charge-offs	(19,287)	(107,936)	(3,052)	0	(26,009)	0	(156,284)
Recoveries	992	0	8,636	120	30,385	0	40,133
Provision (credit)	105,158	269,536	(41,198)	81,485	(26,827)	(61,904)	326,250
Ending balance	$515,244	$1,698,040	$1,527,962	$414,161	$116,248	$250,524	$4,522,179

Allowance for loan losses
Evaluated for impairment
Individually	$0	$29,000	$121,700	$91,100	$0	$0	$241,800
Collectively	515,244	1,669,040	1,406,262	323,061	116,248	250,524	4,280,379
Total	$515,244	$1,698,040	$1,527,962	$414,161	$116,248	$250,524	$4,522,179

Loans evaluated for impairment
Individually	$305,425	$1,068,160	$1,366,685	$348,815	$0		$3,089,085
Collectively	57,303,415	137,596,052	172,516,473	44,796,860	9,491,326		421,704,126
Total	$57,608,840	$138,664,212	$173,883,158	$45,145,675	$9,491,326		$424,793,211

Impaired loans, by portfolio segment, were as follows:

	As of June 30, 2014
		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
	Investment	Balance	Allowance	Investment(1)	Investment(2)

With no related allowance recorded
Commercial & industrial	$819,016	$884,377	$0	$552,178	$472,955
Commercial real estate	1,337,570	1,431,199	0	1,248,510	1,147,288
Residential real estate - 1st lien	832,008	905,092	0	1,042,268	1,146,323
Residential real estate - Jr lien	269,912	316,506	0	183,089	176,772

With an allowance recorded
Commercial & industrial	414,869	415,759	99,300	238,953	179,031
Commercial real estate	220,616	231,221	18,900	165,405	257,481
Residential real estate - 1st lien	542,843	579,363	100,600	394,924	408,070
Residential real estate - Jr lien	100,863	109,217	13,100	176,875	249,621

Total
Commercial & industrial	$1,233,885	$1,300,136	$99,300	$791,131	$651,986
Commercial real estate	$1,558,186	$1,662,420	$18,900	$1,413,915	$1,404,769
Residential real estate - 1st lien	$1,374,851	$1,484,455	$100,600	$1,437,192	$1,554,393
Residential real estate - Jr lien	$370,775	$425,723	$13,100	$359,964	$426,393

Total	$4,537,697	$4,872,734	$231,900	$4,002,202	$4,037,541

(1) For the quarter ended June 30, 2014
(2) For the six months ended June 30, 2014
	As of December 31, 2013			2013
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

With no related allowance recorded
Commercial & industrial	$314,510	$363,618	$0	$339,519
Commercial real estate	944,845	1,021,143	0	1,325,504
Residential real estate - 1st lien	1,354,432	1,654,023	0	1,088,631
Residential real estate - Jr lien	164,137	228,134	0	64,606

With an allowance recorded
Commercial & industrial	59,186	59,186	27,500	11,837
Commercial real estate	441,632	446,963	147,700	272,174
Residential real estate - 1st lien	434,361	474,496	99,700	515,685
Residential real estate - Jr lien	395,113	429,167	76,500	380,855

Total
Commercial & industrial	$373,696	$422,804	$27,500	$351,356
Commercial real estate	$1,386,477	$1,468,106	$147,700	$1,597,678
Residential real estate - 1st lien	$1,788,793	$2,128,519	$99,700	$1,604,316
Residential real estate - Jr lien	$559,250	$657,301	$76,500	$445,461

Total	$4,108,216	$4,676,730	$351,400	$3,998,811

	As of June 30, 2013
		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
	Investment	Balance	Allowance	Investment (1)	Investment (2)

With no related allowance recorded
Commercial & Industrial	$305,425	$348,569	$0	$314,456	$354,692
Commercial real estate	971,245	1,030,645	0	1,360,330	1,494,425
Residential real estate – 1st lien	897,190	1,122,551	0	953,984	977,522
Residential real estate - Jr lien	24,591	32,254	0	20,143	18,660

With an allowance recorded
Commercial & Industrial	0	0	0	0	0
Commercial real estate	96,915	96,915	29,000	200,883	133,922
Residential real estate – 1st lien	469,495	539,218	121,700	474,361	522,028
Residential real estate - Jr lien	324,224	349,871	91,100	324,436	314,261

Total
Commercial & Industrial	$305,425	$348,569	$0	$314,456	$354,692
Commercial real estate	$1,068,160	$1,127,560	$29,000	$1,561,213	$1,628,347
Residential real estate – 1st lien	$1,366,685	$1,661,769	$121,700	$1,428,345	$1,499,550
Residential real estate - Jr lien	$348,815	$382,125	$91,100	$344,579	$332,921

Total	$3,089,085	$3,520,023	$241,800	$3,648,593	$3,815,510

(1) For the quarter ended June 30, 2013
(2) For the six months ended June 30, 2013

Interest income recognized on impaired loans was immaterial for all periods presented.

For all loan segments, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when the loan is delinquent 90 days and management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is considered by management to be doubtful.  Any unpaid interest previously accrued on those loans is reversed from income.  Interest income is generally not recognized on specific impaired loans unless the likelihood of further loss is considered by management to be remote.  Interest payments received on impaired loans are generally applied as a reduction of the loan principal balance.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are considered by management to be reasonably assured.

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of June 30, 2014

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$60,373,539	$155,124,213	$166,345,054	$43,883,107	$7,865,415	$433,591,328
Group B	2,730,275	3,586,566	598,381	147,531	0	7,062,753
Group C	1,371,570	5,592,064	2,424,274	533,388	17,927	9,939,223
Total	$64,475,384	$164,302,843	$169,367,709	$44,564,026	$7,883,342	$450,593,304

As of December 31, 2013

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$51,740,744	$148,516,895	$169,771,357	$44,739,736	$8,800,365	$423,569,097
Group B	2,824,169	3,292,200	160,468	460,844	0	6,737,681
Group C	1,054,372	5,126,708	2,915,249	486,825	18,994	9,602,148
Total	$55,619,285	$156,935,803	$172,847,074	$45,687,405	$8,819,359	$439,908,926

As of June 30, 2013

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$55,985,055	$131,939,691	$171,245,755	$44,215,183	$9,489,361	$412,875,045
Group B	567,569	2,321,844	178,847	461,445	0	3,529,705
Group C	1,056,216	4,402,677	2,458,556	469,047	1,965	8,388,461
Total	$57,608,840	$138,664,212	$173,883,158	$45,145,675	$9,491,326	$424,793,211

Modifications of Loans and TDRs

A loan is classified as a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider.

The Company is deemed to have granted such a concession if it has modified a troubled loan in any of the following ways:

●	Reduced accrued interest;
●	Reduced the original contractual interest rate to a rate that is below the current market rate for the borrower;
●	Converted a variable-rate loan to a fixed-rate loan;
●	Extended the term of the loan beyond an insignificant delay;
●	Deferred or forgiven principal in an amount greater than three months of payments; or
●	Performed a refinancing and deferred or forgiven principal on the original loan.

An insignificant delay or insignificant shortfall in the amount of payments typically would not require the loan to be accounted for as a TDR.  However, pursuant to regulatory guidance, any payment delay longer than three months is generally not considered insignificant. Management’s assessment of whether a concession has been granted also takes into account payments expected to be received from third parties, including third-party guarantors, provided that the third party has the ability to perform on the guarantee.

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

TDRs, by portfolio segment, for the periods presented were as follows:

	For the quarter ended June 30, 2014			For the 6 months ended June 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential real estate - 1st lien	3	$218,330	$237,090	6	$480,899	$510,737

	For the year ended December 31, 2013
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - 1st lien	4	$321,406	$330,266
Residential real estate - Jr lien	1	23,425	23,425
Total	5	$344,831	$353,691

For the quarter and the six months ended June 30, 2013
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - Jr lien	1	$23,425	$23,425

There were no TDRs for which there was a payment default under the restructured terms during the twelve month period ended June 30, 2013.  The TDR’s for which there was a payment default during the twelve month period ended June 30, 2014 were as follows:

	Number of	Recorded
	Contracts	Investment

Residential real estate - 1st lien	5	$441,679

TDRs are treated as other impaired loans and carry individual specific reserves with respect to the calculation of the allowance for loan losses.  These loans are categorized as non-performing, may be past due, and are generally adversely risk rated. The TDRs that have defaulted under their restructured terms are generally in collection status and their reserve is typically calculated using the fair value of collateral method. The allowance related to TDRs was $88,300 at June 30, 2014, $5,800 at December 31, 2013, and $0 at June 30, 2013.

At June 30, 2014, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

Note 6.  Goodwill and Other Intangible Assets

As a result of the merger with LyndonBank on December 31, 2007, the Company recorded goodwill amounting to $11,574,269.  The goodwill is not amortizable and is not deductible for tax purposes.

The Company also recorded $4,161,000 of acquired identified intangible assets representing the core deposit intangible which is subject to amortization as a non-interest expense over a ten year period.  The accumulated amortization expense was $3,206,569 and $2,933,874 as of June 30, 2014 and 2013, respectively.

Amortization expense for the core deposit intangible for the first six months of 2014 and 2013 was $136,350.  As of June 30, 2014, the remaining annual amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

2014	$136,345
2015	272,695
2016	272,695
2017	272,696
Total remaining core deposit intangible	$954,431

Management evaluates goodwill for impairment annually and the core deposit intangible for impairment if conditions warrant.  As of the date of the most recent evaluation (December 31, 2013), management concluded that no impairment existed in either category.

Note 7.  Fair Value

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company’s quality of earnings. The fair values of some of these assets and liabilities are measured on a recurring basis while others are measured on a non-recurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available-for-sale are recorded at fair value on a recurring basis. Other assets, such as mortgage servicing rights, loans held-for-sale, and impaired loans, are recorded at fair value on a non-recurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest). A brief description of each level follows.

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

Mortgage servicing rights:  Mortgage servicing rights represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the amortization method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, and the type and term of the underlying loans. As such, the Company classifies mortgage servicing rights as non-recurring Level 2.

OREO:  Real estate acquired through or in lieu of foreclosure and bank properties no longer used as bank premises are initially recorded at fair value. The fair value of OREO is based on property appraisals and an analysis of similar properties currently available. As such, the Company records OREO as non-recurring Level 2.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

June 30, 2014	Level 1	Level 2	Total
Assets: (market approach)
U.S. GSE debt securities	$0	$15,958,061	$15,958,061
U.S. Government securities	5,533,006	0	5,533,006
Agency MBS	0	9,707,891	9,707,891

December 31, 2013
Assets: (market approach)
U.S. GSE debt securities	$0	$29,138,914	$29,138,914
U.S. Government securities	6,049,688	0	6,049,688

June 30, 2013
Assets: (market approach)
U.S. GSE debt securities	$0	$37,538,725	$37,538,725
U.S. Government securities	7,060,977	0	7,060,977

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

Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

June 30, 2014	Level 2
Assets: (market approach)
Residential mortgage servicing rights	$1,324,713
Impaired loans, net of related allowance	1,047,291
OREO	916,820

December 31, 2013
Assets: (market approach)
Residential mortgage servicing rights	$1,329,079
Impaired loans, net of related allowance	978,892
OREO	1,105,525

June 30, 2013
Assets: (market approach)
Residential mortgage servicing rights	$1,136,592
Impaired loans, net of related allowance	648,834
OREO	2,171,621

There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented.

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below.  The estimated fair values of the Company's financial instruments were as follows:

June 30, 2014

		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$16,343	$16,343	$0	$0	$16,343
Securities held-to-maturity	22,967	0	23,373	0	23,373
Securities available-for-sale	31,199	5,533	25,666	0	31,199
Restricted equity securities	3,332	0	3,332	0	3,332
Loans and loans held-for-sale
Commercial & industrial	63,742	0	1,135	64,023	65,158
Commercial real estate	162,031	0	1,539	165,635	167,174
Residential real estate - 1st lien	168,582	0	1,274	172,278	173,552
Residential real estate - Jr lien	44,238	0	358	44,839	45,197
Consumer	7,793	0	0	8,167	8,167
Mortgage servicing rights	1,325	0	1,523	0	1,523
Accrued interest receivable	1,445	0	1,445	0	1,445

Financial liabilities:
Deposits
Other deposits	428,186	0	428,924	0	428,924
Brokered deposits	26,879	0	26,884	0	26,884
Federal funds purchased and short-term borrowings	7,915	0	7,915	0	7,915
Long-term borrowings	6,000	0	6,000	0	6,000
Repurchase agreements	23,583	0	23,583	0	23,583
Capital lease obligations	677	0	677	0	677
Subordinated debentures	12,887	0	12,869	0	12,869
Accrued interest payable	70	0	70	0	70

December 31, 2013

		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$18,330	$18,330	$0	$0	$18,330
Securities held-to-maturity	37,937	0	38,370	0	38,370
Securities available-for-sale	35,189	6,050	29,139	0	35,189
Restricted equity securities	3,633	0	3,633	0	3,633
Loans and loans held-for-sale
Commercial & industrial	55,069	0	346	56,035	56,381
Commercial real estate	154,696	0	1,239	157,843	159,082
Residential real estate - 1st lien	171,498	0	1,689	174,776	176,465
Residential real estate - Jr lien	45,292	0	483	45,785	46,268
Consumer	8,708	0	0	9,130	9,130
Mortgage servicing rights	1,329	0	1,608	0	1,608
Accrued interest receivable	1,778	0	1,778	0	1,778

Financial liabilities:
Deposits
Other deposits	463,160	0	464,220	0	464,220
Brokered deposits	18,393	0	18,401	0	18,401
Repurchase agreements	29,645	0	29,645	0	29,645
Capital lease obligations	711	0	711	0	711
Subordinated debentures	12,887	0	12,880	0	12,880
Accrued interest payable	75	0	75	0	75

June 30, 2013

		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$15,282	$15,282	$0	$0	$15,282
Securities held-to-maturity	24,106	0	24,468	0	24,468
Securities available-for-sale	44,600	7,061	37,539	0	44,600
Restricted equity securities	3,633	0	3,633	0	3,633
Loans and loans held-for-sale
Commercial & industrial	57,060	0	305	57,740	58,045
Commercial real estate	136,884	0	1,039	137,558	138,597
Residential real estate -1st lien	173,272	0	1,245	177,208	178,453
Residential real estate - Jr lien	44,705	0	258	45,370	45,628
Consumer	9,369	0	0	9,851	9,851
Mortgage servicing rights	1,137	0	1,137	0	1,137
Accrued interest receivable	1,748	0	1,748	0	1,748

Financial liabilities:
Deposits
Other deposits	423,076	0	424,397	0	424,397
Brokered deposits	21,383	0	21,392	0	21,392
Federal funds purchased and short-term borrowings	22,055	0	22,055	0	22,055
Repurchase agreements	27,397	0	27,397	0	27,397
Capital lease obligations	744	0	744	0	744
Subordinated debentures	12,887	0	12,874	0	12,874
Accrued interest payable	75	0	75	0	75

Note 8.  Loan Servicing

The following table shows the changes in the carrying amount of the mortgage servicing rights, included in other assets on the consolidated balance sheets, for the periods indicated:

	June 30,	December 31,	June 30,
	2014	2013	2013

Balance at beginning of year	$1,329,079	$1,009,623	$1,009,623
Mortgage servicing rights capitalized	112,601	274,253	153,106
Mortgage servicing rights amortized	(122,727)	(317,865)	(186,145)
Change in valuation allowance	5,760	363,068	160,008
Balance at end of period	$1,324,713	$1,329,079	$1,136,592

Note 9.  Legal Proceedings

In the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10.  Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On June 10, 2014, the Company declared a cash dividend of $0.16 per common share payable August 1, 2014 to shareholders of record as of July 15, 2014.  This dividend, amounting to $781,436, was accrued at June 30, 2014.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the Period Ended June 30, 2014

The following discussion analyzes the consolidated financial condition of Community Bancorp. (the “Company”) and its wholly-owned subsidiary, Community National Bank (the “Bank”), as of June 30, 2014, December 31, 2013 and June 30, 2013, and its consolidated results of operations for the two interim periods presented.  The Company is considered a “smaller reporting company” under applicable regulations of the Securities and Exchange Commission (“SEC”) and is therefore eligible for relief from certain disclosure requirements.  In accordance with such provisions, the Company has elected to provide its interim consolidated statements of income, comprehensive income, and cash flows for two, rather than three, years.

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

OVERVIEW

The Company’s consolidated assets on June 30, 2014 were $562,241,755, a decrease of $11,425,649 or 2.0% from December 31, 2013, and an increase of $7,597,313 or 1.4% from June 30, 2013.  The most significant changes in the balance sheet from year end are attributable to the annual municipal finance cycle, as short-term municipal loans, recorded as held-to-maturity securities, generally mature at the end of the second quarter and are not replaced until after the start of the third quarter.  Municipal loans totaling $16.3 million matured on June 30, 2014, with renewals and new municipal loans of approximately $21 million recorded in July, 2014.   Deposit account balances related to these loans decreased simultaneously in the amount of $14.1 million as of June 30, 2014.  The balances in these accounts have since increased by $16 million as the new loans were booked in July.  Another $24.8 million in municipal operating accounts ran off as the municipalities spend down tax dollars.  These decreases in deposit balances contributed to the $26,487,650 or 5.50% decrease in total deposits during the six months ended June 30, 2014.  Funding, to offset these cyclical decreases in deposit balances, came from an increase in borrowed funds of $19,915,000 and purchased deposits of $8,727,500 obtained through the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network during the second quarter of 2014.  These funds purchased through CDARS are included in time deposits, $100,000 and over, accounting for all of the increase in time deposits during the first six months of 2014, which more than offset a decrease in customer deposits of $1,362,702.  Loans increased by $11,145,133 or 2.6% during the first six months of 2014.

In the year over year comparison, deposits increased $10,605,815 or 2.4%, with increases in non-maturing deposits and purchased deposits mentioned above, while balances in time deposits with customers have decreased.  The decrease in customer time deposits is a trend that has been prevalent for several years while rates have been at all-time lows. Management believes that the low interest rates being paid on certificates of deposit and other investment products is likely causing some depositors to place their money in non-maturing products such as demand and savings accounts while awaiting an improvement in interest rates and market conditions. Loans increased, year over year by $25,451,229 or 6.0%, with increases in commercial, including commercial real estate, while 1-4 family residential loans decreased.  Applications for commercial loans remained strong, while applications for 1-4 family residential loans were down significantly at quarter end due to the increase in mortgage rates.

Interest rates have been at historically low levels for several years, causing erosion of yields on earning assets.  Maintaining asset yields continues to be a challenge; growth of the loan portfolio has helped to maintain a respectable level of interest income as yields decline.  Also, yields on commercial loans tend to be higher than consumer loans, including 1-4 family residential loans.  The loan growth is in line with the Company’s strategic plan to increase its concentration in commercial loans while maintaining a sizeable residential loan portfolio.  While commercial loans inherently carry more risk, the Company has dedicated significant resources in the credit administration department to mitigate the additional risk.  The opportunities for growth have come primarily from the Central Vermont market where the economic activity is supported by several construction projects, in both the municipal and private sectors.  Furthermore, Central Vermont’s small but diverse base of manufacturing companies continues to be the economic leaders reporting stable employment levels throughout the region.

While interest income decreased in the second quarter of 2014 compared to the second quarter of 2013, that decrease was more than offset by a larger decrease in interest expense.  The lower interest expense was attributed to a combination of the decrease in interest paid on deposits and a decrease in interest paid on borrowings.  The decrease in interest paid on deposits is attributable to a decrease in the average rate paid on interest bearing liabilities, as customer funds shift out of higher yielding CDs to lower yielding demand and savings accounts.  The combined effects of these changes resulted in an increase of $213,088 in tax-equivalent net interest income for the six months ended June 30, 2014 compared to the same period last year.   Current reports from the Fed Chairman continue to indicate that policy makers are likely to keep short-term interest rates low through sometime in 2015, combined with an increase in the longer term rates results in a steeper yield curve than what we have seen in recent years.

Net income for the second quarter of 2014 was $1,284,386 or $0.26 per common share, compared to $1,238,344 or $0.25 per common share for the same period in 2013, an increase of 2.6%.  Total non-interest income decreased during the first quarter of 2014 compared to the second quarter 2013.  One of the components of non-interest income is income generated from selling loans in the secondary market.  For several years, the Federal Reserve’s efforts to stimulate the real estate market by keeping mortgage interest rates low provided for several refinancing cycles.  The mortgage business slowed during 2013 and continued to decline during the first six months of 2014, resulting in decreases in the Company’s fee income from the sale of residential loans in the secondary market for the second quarter of 2014 in the amount of $191,604 or 42.4% and $330,065 or 39.3% for the first six months of 2014, compared to the same periods last year.  During the second quarter of 2014 mortgage activity resulted in originations of $5,265,050 compared to $8,213,315 for the second quarter of 2013, providing points and premiums from the sales of these mortgages of $123,222 and $207,110, respectively.  Contributing to the decrease in non-interest income was the fair value adjustment to the impairment reserve for the mortgage servicing rights for the first six months of 2014 of $1,962 versus an adjustment of $93,329 in 2013, resulting in net gains from the sales of mortgages of $260,330 for the second quarter of 2014 compared to $451,934 for the second quarter of 2013.  Operating expenses for 2014 decreased by 6.3% for the quarter and 2.2% year to date when compared to the same period in 2013.  Contributing most to the decreases in both periods was a decrease in postage and statement processing due to the shift to electronic delivery of statements, a decrease in expenses related to the collection of non-performing loans, and a decrease in losses related to debit card fraud.  Please refer to the Non-interest Income and Expense sections for more information.

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

On June 10, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.16 per common share, payable on August 1, 2014 to shareholders of record on July 15, 2014.  The Company is focused on increasing the profitability of the balance sheet, and prudently managing operating expenses and risk, particularly credit risk, in order to remain a well-capitalized bank in this challenging economic environment.

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

RESULTS OF OPERATIONS

The Company’s net income for the second quarter of 2014 was $1,284,386, representing an increase of $46,042 or 3.7% over net income of $1,238,344 for the second quarter of 2013. This resulted in earnings per common share of $0.26 and $0.25, respectively.  Net income for the first six months of 2014 was $2,355,951 compared to $2,280,122 for the first six months of 2013, representing an increase of $75,829 or 3.3%.  Core earnings (net interest income) for the second quarter of 2014 increased $23,705 or 0.5%, compared to the second quarter of 2013, while the six month comparison periods revealed a more significant increase with figures of $9,761,137 for 2014 compared to $9,539,697 for 2013 which translates to an increase of $221,440 or 2.3%.  In light of the continued pressure on the net interest margin and spread in this persistently low interest rate environment, the Company is pleased with these increases.  To help offset this pressure, the Company shifted assets from lower yielding taxable investments to loans, and beginning in the second quarter of 2014 is now investing in higher yielding agency mortgage-backed securities (Agency MBS) within its available-for-sale portfolio.  Despite this shift in investments, the Company’s interest income still decreased $90,702 or 1.6% for the second quarter of 2014 compared to 2013 and $34,474 or 0.3% for the first six months of 2014 compared to the same period in 2013.  However, the decrease in interest expense was far greater in both comparison periods, accounting for the overall increase in net interest income.  Interest expense on deposits, which is the major component of total interest expense, decreased $90,653 or 12.4% for the second quarter of 2014 compared to the second quarter of 2013 and decreased $207,168 or 13.8% for the first six months of 2014 compared to the first six months of 2013.  This decrease is attributable to a decrease in the rates paid on interest-bearing deposit accounts, as rates paid on deposits continued to drop throughout the period.  The rate change on the Company’s junior subordinated debentures has now been in effect for a full year, resulting in comparable debenture interest expense figures for both periods, with a decrease of $4,884 or 4.6%, for the second quarter of 2014 compared to the same quarter of 2013 and $5,876 or 2.8%, for the first six months of 2014 compared to the first six months of 2013. The rate paid on these debentures repriced from a fixed rate of 7.56% through December 15, 2012, to a quarterly adjustable floating rate equal to the 3-month London Interbank Offered Rate (LIBOR) plus 2.85%, or 3.08% for the second quarter of 2014 compared to 3.13% for the second quarter of 2013.   The Company recorded a provision for loan losses of $135,000 for the second quarter of 2014 compared to $120,000 for the second quarter of 2013, to end the first six months with total provisions of $270,000 and $326,250, respectively, for 2014 and 2013.  Non-interest income decreased $183,636 or 12.1% for the second quarter of 2014 compared to the second quarter of 2013 and $238,327 or 8.3% for the first six months of 2014 compared to the first six months of 2013, primarily due to a lower pace of residential loan sales.  Non-interest expense decreased $329,857 or 6.9%, for the second quarter of 2014 compared to the second quarter of 2013 and $206,950 or 2.2% for the first six months of 2014 compared to the same period of 2013.  The section below labeled Non-Interest Income and Non-Interest Expense provides a more detailed discussion on the significant components of these two items.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized for the comparison periods.

	For The Quarters Ended June 30,
	2014	2013
Return on Average Assets	0.90%	0.88%
Return on Average Equity	10.91%	11.23%

	For The Six Months Ended June 30,
	2014	2013
Return on Average Assets	0.83%	0.81%
Return on Average Equity	10.15%	10.48%

The following table summarizes the earnings performance and certain balance sheet data of the Company for the periods presented.

SELECTED FINANCIAL DATA (Unaudited)

Balance Sheet Data

	June 30,	December 31,	June 30,
	2014	2013	2013
Net loans	$446,004,725	$435,354,440	$420,518,656
Total assets	562,241,755	573,667,404	554,644,442
Total deposits	455,064,919	481,552,569	444,459,104
Borrowed funds	19,915,000	0	22,055,000
Total liabilities	514,850,811	527,531,427	510,266,731
Total shareholders' equity	47,390,944	46,135,977	44,377,711

	Six Months Ended June 30,
	2014	2013
Operating Data
Total interest income	$11,332,423	$11,366,897
Total interest expense	1,571,286	1,827,200
Net interest income	9,761,137	9,539,697

Provision for loan losses	270,000	326,250
Net interest income after provision for loan losses	9,491,137	9,213,447

Non-interest income	2,650,723	2,889,050
Non-interest expense	9,200,602	9,407,552
Income before income taxes	2,941,258	2,694,945
Applicable income tax expense(1)	585,307	414,823

Net Income	$2,355,951	$2,280,122

Per Common Share Data

Earnings per common share (2)	$0.47	$0.46
Dividends declared per common share	$0.32	$0.28
Book value per common share outstanding, period end	$9.16	$8.65
Weighted average number of common shares outstanding	4,880,969	4,823,988
Number of common shares outstanding, period end	4,899,995	4,841,679

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

The Company’s tax-exempt interest income is derived from municipal investments, which comprised the entire held-to-maturity portfolio of $22,966,558 at June 30, 2014, and $24,105,937 at June 30, 2013.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the quarterly comparison periods presented.

	For the Quarter Ended June 30,
	2014	2013

Net interest income as presented	$4,936,151	$4,912,446
Effect of tax-exempt income	124,328	133,237
Net interest income, tax equivalent	$5,060,479	$5,045,683

The following tables present average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	For the Quarter Ended June 30,
	2014			2013
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets

Loans (1)	$450,294,322	$5,373,903	4.79%	$423,291,799	$5,444,092	5.16%
Taxable investment securities	30,894,207	73,040	0.95%	45,233,154	85,301	0.76%
Tax-exempt investment securities	39,420,328	365,670	3.72%	42,433,110	391,874	3.70%
Sweep and interest earning accounts	4,215,122	2,836	0.27%	1,607,223	1,537	0.38%
Other investments (2)	3,821,784	23,026	2.42%	4,019,850	15,282	1.52%
Total	$528,645,763	$5,838,475	4.43%	$516,585,136	$5,938,086	4.61%

Interest-Bearing Liabilities

Interest-bearing transaction accounts	$110,063,106	$57,926	0.21%	$111,441,921	$69,798	0.25%
Money market accounts	82,360,369	209,803	1.02%	92,272,194	244,489	1.06%
Savings deposits	75,552,538	23,674	0.13%	68,861,949	25,538	0.15%
Time deposits	129,584,072	351,315	1.09%	127,230,089	393,547	1.24%
Federal funds purchased and
other borrowed funds	12,350,604	6,576	0.21%	7,666,538	5,484	0.29%
Repurchase agreements	23,917,037	14,385	0.24%	29,128,056	33,034	0.45%
Capital lease obligations	683,027	13,875	8.13%	748,956	15,187	8.11%
Junior subordinated debentures	12,887,000	100,442	3.13%	12,887,000	105,326	3.28%
Total	$447,397,753	$777,996	0.70%	$450,236,703	$892,403	0.80%

Net interest income		$5,060,479			$5,045,683
Net interest spread (3)			3.73%			3.81%
Net interest margin (4)			3.84%			3.92%

(1)	Included in gross loans are non-accrual loans with average balances of $5,228,954 and $3,834,563 for the quarters ended June 30, 2014 and 2013, respectively. Loans are stated before deduction of unearned discount and allowance for loans losses.

(2)	Included in other investments is the Company’s FHLBB Stock with average balances of $2,846,634 and $3,044,700 for the quarters ended June 30, 2014 and 2013, respectively, and dividend payout rates of approximately 1.49% and 0.40%, respectively, per quarter.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets increased $12,060,627 or 2.3% for the second quarter of 2014 compared to the same period of 2013, while the average yield decreased 18 basis points.  The average volume of loans increased $27,002,523 or 6.4%, while the average yield decreased 37 basis points.  Interest earned on the loan portfolio equaled approximately 92.0% of total interest income for the second quarter of 2014 and 91.7% for the same quarter of 2013.  The increase in the average volume of loans for the second quarter was offset in part by a decrease of $14,338,947 or 31.7% in the average volume of the taxable investment portfolio (classified as available-for-sale) along with a decrease of $3,012,782 or 7.1% in the average volume of the tax-exempt investment portfolio (classified as held-to-maturity) for the same period.

In comparison, the average volume of interest-bearing liabilities for the second quarter of 2014 decreased $2,838,950 or 0.6% over the 2013 comparison period, and the average rate paid on these liabilities decreased 10 basis points.  The largest decrease of $9,911,825 or 10.7% was noted in the average volume of money market funds, followed by a decrease of $5,211,019 or 17.9% in the average volume of repurchase agreements and a decrease of $1,378,815 or 1.2% in the average volume of interest-bearing transaction accounts.  All three of these interest-bearing deposit account categories experienced a decrease in the average rate paid with repurchase agreements having the largest decrease of 21 basis points.  Offsetting a portion of these decreases were increases of $6,690,589 or 9.7% in the average volume of savings deposits, followed by an increase of $4,684,066 or 61.1% in the average volume of federal funds purchased and other borrowed funds. Time deposits accounted for the smallest increase of $2,353,983 or 1.9%.  These interest-bearing deposit accounts also experienced decreases in the average rate paid, with time deposits topping the decreases at 15 basis points.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the comparison periods presented.

	For the Six Months Ended June 30,
	2014	2013

Net interest income as presented	$9,761,137	$9,539,697
Effect of tax-exempt income	256,530	264,882
Net interest income, tax equivalent	$10,017,667	$9,804,579

	For the Six Months Ended June 30,
	2014			2013
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets

Loans (1)	$448,006,236	$10,644,679	4.79%	$419,786,238	$10,651,981	5.12%
Taxable investment securities	31,600,140	139,384	0.89%	43,873,434	162,503	0.75%
Tax-exempt investment securities	39,086,004	754,500	3.89%	42,461,107	779,065	3.70%
Sweep and interest earning accounts	3,077,958	4,080	0.27%	5,213,117	7,869	0.30%
Other investments (2)	3,920,270	46,310	2.38%	4,167,952	30,361	1.47%
Total	$525,690,608	$11,588,953	4.45%	$515,501,848	$11,631,779	4.55%

Interest-Bearing Liabilities

Interest-bearing transaction accounts	$113,564,182	$121,358	0.22%	$115,871,187	$155,767	0.27%
Money market accounts	82,929,078	421,232	1.02%	92,909,765	503,272	1.09%
Savings deposits	73,915,242	46,307	0.13%	67,847,270	51,416	0.15%
Time deposits	125,852,809	711,077	1.14%	124,751,920	796,686	1.29%
Federal funds purchased and
other borrowed funds	10,059,033	11,049	0.22%	4,929,105	13,252	0.54%
Repurchase agreements	25,674,294	30,983	0.24%	30,110,438	69,053	0.46%
Capital lease obligations	691,579	28,087	8.12%	756,678	30,685	8.11%
Junior subordinated debentures	12,887,000	201,193	3.15%	12,887,000	207,069	3.24%
Total	$445,573,217	$1,571,286	0.71%	$450,063,363	$1,827,200	0.82%

Net interest income		$10,017,667			$9,804,579
Net interest spread (3)			3.74%			3.73%
Net interest margin (4)			3.84%			3.84%

(1)
Included in gross loans are non-accrual loans with average balances of $4,865,916 and $4,368,172 for the six months ended June 30, 2014 and 2013, respectively.  Loans are stated before deduction of unearned discount and allowance for loans losses.

(2)
Included in other investments is the Company’s FHLBB Stock with average balances of $2,945,120 and $3,192,802, respectively, for the first six months of 2014 and 2013, and dividend payout rates of approximately 1.49% and 0.40%, respectively, per quarter.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the first six months of 2014 increased $10,188,760 or 2.0% compared to the same period of 2013, while the average yield decreased 10 basis points.  The average volume of loans increased $28,819,998 or 6.7%, while the average yield decreased 33 basis points.  Interest earned on the loan portfolio equaled 91.9% of total interest income for the first six months of 2014 and 91.6% for the 2013 comparison period.  The average volume of the taxable investment portfolio (classified as available-for-sale) decreased $12,273,294 or 28.0% for the same period, while the average yield increased 14 basis points.  Sales and maturities within the Company’s taxable investment portfolio helped fund loan growth throughout 2013 and into 2014, accounting for the decrease in these funds for both the second quarter and six month average volumes.  The average volume of the tax-exempt investment portfolio (classified as held-to-maturity) decreased $3,375,103 or 8.0% between periods, while the average tax equivalent yield increased 19 basis points.  During the first quarter of 2014, the Company changed its pricing strategy on municipal investments, accounting for this increase in the average yield but also causing a decrease in the average volume of tax-exempt investments as well as in the associated deposit product.  The average volume of sweep and interest-earning accounts, which is primarily made up of the interest-earning deposit account at the Federal Reserve Bank of Boston (FRBB), decreased $2,135,159 or 41.0%.  These funds were also used to fund loan growth in 2014 accounting for the decrease year over year.

In comparison, the average volume of interest-bearing liabilities for the first six months of 2014 decreased $4,490,146 or 1.0% over the 2013 comparison period, and the average rate paid on these liabilities decreased 11 basis points.  The average volume of interest-bearing transaction accounts decreased $2,307,005 or 2.0% and the average volume of money market funds decreased $9,980,687 or 10.7%, and the average rate paid decreased five basis points on interest-bearing transaction accounts and seven basis points on money market funds.  The average volume carried in the Company’s money market product, an insured cash sweep account (ICS) offered through Promontory Interfinancial Network, increased $1,348,693 or 8.5% year over year from $15,822,153 in 2013 to $17,170,846 in 2014, while the average volume in the Company’s non-arbitrage borrowing account offered to municipal customers decreased $8,583,023 or 29.2%.  The decrease in these municipal deposits is due in part to a change in the pricing strategy mentioned above.  Offsetting these decreases were increases in three of the Company’s interest-bearing liability accounts with the largest increase of $6,067,972 or 8.9% noted in the average volume of savings accounts, followed by federal funds purchased and other borrowed funds with an increase of $5,129,928 or 104.1% and then time deposits with a modest increase of $1,100,889 or 0.9% in the average volume for the first six months of 2014 compared to the first six months of 2013.  Decreases are noted in the average rate paid on these interest-bearing deposit accounts with federal funds purchased and other borrowed funds reporting the biggest decrease of 32 basis points.  Interest paid on time deposits comprised 45.34% and 43.61%, respectively, of total interest expense for the first six months of 2014 and 2013.  The increase in the average volume of savings deposits is primarily due to a shift in customer deposits, as it appears that customers may be waiting for more favorable rates from other interest-bearing accounts.  The Company drew down FHLBB advances totaling $17,000,000 in both short-term and long-term categories in February and June, 2014, and as of June 30, 2014, $19,915,000 remained outstanding, including an overnight advance of $2,915,000, accounting for the increase in the average balance of these funds in both the second quarter and six month comparison periods.

The prolonged low interest rate environment has resulted in continued pressure on the Company’s net interest spread and margin.  The Company’s earning assets are being replaced and repricing to lower interest rates, while the opportunity to reduce rates further on non-maturing interest-bearing deposits is more limited, given the already low rates paid on deposits.  Between the second quarter comparison periods of 2014 and 2013 the average yield in interest-earning assets decreased 18 basis points, while the average rate paid on interest-bearing liabilities decreased only 10 basis points and in the six month comparison periods of 2014 and 2013, decreases of 10 basis points and 11 basis points, respectively, were noted.  The cumulative results of all these changes were decreases of eight basis points in the net interest spread and net interest margin for the second quarter comparison periods of 2014 and 2013, and an increase of one basis point in the net interest spread and no change in the net interest margin for the six month comparison periods of 2014 and 2013.
The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2014 and 2013 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense
	For the quarter ended June 30			For the six months ended June 30
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$(417,567)	$347,378	$(70,189)	$(723,796)	$716,494	$(7,302)
Taxable investment securities	21,701	(33,962)	(12,261)	31,048	(54,167)	(23,119)
Tax-exempt investment securities	1,738	(27,942)	(26,204)	40,541	(65,106)	(24,565)
Sweep and interest earning accounts	(1,172)	2,471	1,299	(930)	(2,859)	(3,789)
Other investments	8,939	(1,195)	7,744	18,872	(2,923)	15,949
Total	$(386,361)	$286,750	$(99,611)	$(634,265)	$591,439	$(42,826)

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$(11,150)	$(722)	$(11,872)	$(31,892)	$(2,517)	$(34,409)
Money market accounts	(9,480)	(25,206)	(34,686)	(31,557)	(50,483)	(82,040)
Savings deposits	(4,366)	2,502	(1,864)	(9,623)	4,514	(5,109)
Time deposits	(49,509)	7,277	(42,232)	(92,651)	7,042	(85,609)
Federal funds purchased and
other borrowed funds	(2,295)	3,387	1,092	(15,940)	13,737	(2,203)
Repurchase agreements	(15,531)	(3,118)	(18,649)	(32,790)	(5,280)	(38,070)
Capital lease obligations	24	(1,336)	(1,312)	23	(2,621)	(2,598)
Junior subordinated debentures	(4,884)	0	(4,884)	(5,876)	0	(5,876)
Total	$(97,191)	$(17,216)	$(114,407)	$(220,306)	$(35,608)	$(255,914)

Changes in net interest income	$(289,170)	$303,966	$14,796	$(413,959)	$627,047	$213,088

(1)	Items which have shown a year-to-year increase in volume have variances allocated as follows:
Variance due to rate = Change in rate x new volume
Variance due to volume = Change in volume x old rate
Items which have shown a year-to-year decrease in volume have variances allocated as follows:
Variance due to rate = Change in rate x old volume
Variances due to volume = Change in volume x new rate

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented are as follows:

	Quarter Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	$	%	2014	2013	$	%

Service fees	$658,972	$627,981	$30,991	4.94%	$1,305,785	$1,186,932	$118,853	10.01%
Income from sold loans	260,330	451,934	(191,604)	-42.40%	509,460	839,525	(330,065)	-39.32%
Other income from loans	122,066	190,376	(68,310)	-35.88%	266,466	333,689	(67,223)	-20.15%
Net realized gain on sale of
securities available-for-sale	21,828	0	21,828	100.00%	21,828	0	21,828	100.00%
Income from CFSG Partners	83,449	74,807	8,642	11.55%	163,260	138,402	24,858	17.96%
Exchange income	36,500	26,000	10,500	40.38%	65,000	49,000	16,000	32.65%
SERP fair value adjustment	28,689	10,118	18,571	183.54%	44,738	62,679	(17,942)	-28.62%
Other income	125,388	139,642	(14,254)	-10.21%	274,186	278,823	(4,636)	-1.66%
Total non-interest income	$1,337,222	$1,520,858	$(183,636)	-12.07%	$2,650,723	$2,889,050	$(238,327)	-8.25%

Total non-interest income decreased $183,636 for the second quarter of 2014 versus the same quarter last year, and $238,327 for the first six months of 2014 compared to the first six months of 2013, with significant changes noted in the following:

●
Service fees increased $30,991 for the quarter and $118,853 year over year as a result of a change in the structure of various demand deposit accounts.  The implementation of a paper statement fee late in the first half of 2013 accounted for $24,324 of the quarterly increase and $99,457 of the year to date increase.

●
Income from sold loans decreased $191,604 for the quarter and $330,065 year over year which is attributable to a decrease in secondary market sales, as the pace of refinancing continued to slow.  Proceeds from sale of loans held-for-sale amounted to $16,843,986 for the first six months of 2013 compared to $10,147,291 for the first six months of 2014.

●
Other income from loans decreased $68,310 for the quarter and $67,223 year over year due primarily to a decrease in residential loan documentation fees.  Residential mortgage loan activity has been very slow during the first six months of 2014, generating less income from the document fee process and resulting in a decrease of $43,049 or 62.3% quarter over quarter and $77,839 or 58.7% year over year.  Commercial loan documentation fee income increased $15,943 or 13.0% year over year, offsetting a small portion of the decrease in the residential fee income.

●
Income from the Company’s trust and investment management affiliate, Community Financial Services Group (CFSG Partners) increased $8,642 for the quarter and $24,858 year to date due in part to an increase in the client base and assets under management, as well as an increase in the market value for various investments.  CFSG Partners is compensated chiefly through fees based on the assets under management from its clients.

●
The Supplemental Employee Retirement Program (SERP) fair value adjustment increased $18,571 for the quarter but decreased $17,942 year over year. A decrease in the market value of the Company’s SERP investment account was recognized during the first quarter of 2014; however an increase during the second quarter helped boost income during that period and offset the decrease from the first quarter.

Non-interest Expense

The components of non-interest expense for the periods presented are as follows:

	Quarter Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	$	%	2014	2013	$	%

Salaries and wages	$1,650,000	$1,609,601	$40,399	2.51%	$3,300,000	$3,266,786	$33,214	1.02%
Employee benefits	573,501	622,454	(48,953)	-7.86%	1,204,698	1,231,744	(27,046)	-2.20%
Occupancy expenses, net	623,843	613,483	10,360	1.69%	1,308,041	1,311,298	(3,257)	-0.25%
Other expenses
Computer outsourcing	105,533	24,381	81,153	332.86%	209,588	24,381	185,208	759.65%
Service contracts - administrative	116,614	155,062	(38,448)	-24.80%	225,728	313,246	(87,517)	-27.94%
Telephone expense	82,479	79,536	2,943	3.70%	163,718	194,920	(31,201)	-16.01%
Loss on limited partnerships	110,958	119,223	(8,265)	-6.93%	221,916	238,446	(16,530)	-6.93%
Collections & non-accruing
loan expense	(26,469)	66,950	(93,419)	-139.54%	(4,826)	56,499	(61,325)	-108.54%
OREO expense	7,563	52,526	(44,963)	-85.60%	48,563	82,052	(33,489)	-40.81%
Debit Cards/ATM Cards Losses	10,759	33,057	(22,298)	-67.45%	16,628	66,660	(50,033)	-75.06%
ATM Fees	92,334	100,211	(7,877)	-7.86%	186,069	208,113	(22,043)	-10.59%
State Deposit Tax	135,794	198,165	(62,371)	-31.47%	271,063	329,381	(58,317)	-17.71%
Other miscellaneous expenses	1,005,497	1,143,615	(138,118)	-12.08%	2,049,416	2,084,027	(34,612)	-1.66%
Total non-interest expense	$4,488,406	$4,818,263	$(329,857)	-6.85%	$9,200,602	$9,407,552	$(206,950)	-2.20%

Total non-interest expense decreased $329,857 for the second quarter of 2014 compared to the second quarter of 2013 and $206,950 for the first six months of 2014 compared to the same period in 2013 with significant changes noted in the following:

●
Computer outsourcing increased $81,153 for the quarter and $185,208 year over year.  The Company began outsourcing its data processing operations at the end of the fourth quarter of 2012, but due to incentive credits received for various functions, the Company did not incur data processing expenses until late in the second quarter of 2013.  Outsourcing of the core processing function has provided the opportunity for the existing information technology staff to take on additional duties and roles in response to regulatory and industry changes.

●
Service contracts – administrative decreased $38,448 or 24.8% for the quarter and $87,517 or 27.9% year over year.  Our service contract with our core processor decreased upon implementation of the computer outsourcing accounting for the decreases in both comparison periods.

●	Telephone expense increased $2,943 for the quarter but decreased $31,201 year over year as the result of entering into a contract with a new vendor during the first quarter of 2014.

●
Collections & non-accruing loan expense decreased $93,419 for the quarter and $61,325 year over year.  The Company was reimbursed for some expenses during the first and second quarter of 2014 accounting for the decrease in both comparison periods.

Losses related to limited partnership investments are included in other expenses in the table above and amounted to $110,958 and $119,223 for the second quarters of 2014 and 2013, respectively and $221,916 and $238,446 for the first six months of 2014 and 2013, respectively.  These investments provide tax benefits, including tax credits, and are designed to provide an effective yield between 8% and 10%.  Losses relating to the Company’s New Market Tax Credit (NMTC) investment for the second quarter of 2014 amounted to $36,822 compared to $25,347 for the second quarter of 2013, with tax credits amounting to $33,810 and $28,173, respectively.  NMTC losses amounted to $73,644 for the first six months of 2014 and $50,694 for the first six months of 2013, with tax credits of $67,620 and $56,346, respectively.  The Company amortizes these investments under the effective yield method.

APPLICABLE INCOME TAXES

The provision for income taxes increased $108,884 or 42.4% for the second quarter of 2014 compared to the second quarter of 2013 with provisions of $365,581 and $256,697, respectively and an increase of $170,484 or 41.1% is noted for the first six months of 2014 compared to the first six months of 2013 with provisions totaling $585,307 and $414,823, respectively.  An increase in income before taxes as well as a decrease in tax credits both contributed to the increase in both comparison periods.  Income before taxes was $1,649,967 for the second quarter of 2014 and $1,495,041 for the second quarter of 2013, with tax credits $161,940 and $185,181, respectively and income before taxes amounted to $2,941,258 for the first six months of 2014 compared to $2,694,945 for the first six months of 2013 with tax credits totaling $323,880 and $370,362, respectively.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	June 30, 2014		December 31, 2013		June 30, 2013
Assets
Loans	$450,593,304	80.14%	$439,908,926	76.68%	$424,793,211	76.59%
Securities available-for-sale	31,198,958	5.55%	35,188,602	6.13%	44,599,702	8.04%
Securities held-to-maturity	22,966,558	4.08%	37,936,911	6.61%	24,105,937	4.35%

Liabilities
Time deposits	$125,834,609	22.38%	$120,951,539	21.08%	$126,332,703	22.78%
Savings deposits	75,556,376	13.44%	69,906,147	12.19%	69,841,359	12.59%
Demand deposits	81,327,974	14.46%	82,156,154	14.32%	69,212,564	12.48%
Interest-bearing transaction accounts	104,820,943	18.64%	126,578,052	22.06%	106,791,838	19.25%
Money market accounts	67,525,017	12.01%	81,960,677	14.29%	72,280,640	13.03%
Federal funds purchased	2,915,000	0.52%	0	0.00%	22,055,000	3.98%
Short-term advances	11,000,000	1.96%	0	0.00%	0	0.00%
Long-term advances	6,000,000	1.07%	0	0.00%	0	0.00%

The Company's loan portfolio increased throughout the comparison periods with increases of $10,684,378 or 2.4%, from December 31, 2013 to June 30, 2014, and $25,800,093 or 6.1%, year over year.  This increase is due to strong commercial loan growth during 2013 and into the first six months of 2014.  The Company set goals to increase its commercial loan portfolio, and with the help of a seasoned commercial lending team with a strong presence in the small business community, these goals are becoming a reality.  Most of the growth in the commercial loan portfolio has occurred in the Company’s Washington County (Central Vermont) market.  Securities available-for-sale decreased $3,989,644 or 11.3% from December 31, 2013 to June 30, 2014, and $13,400,744 or 30.1% year over year. During 2013 and continuing throughout the first six months of 2014 as loan demand increased, the Company used sales, calls and maturities from its available-for-sale portfolio to help fund this loan growth, contributing to the decrease in both periods.  Securities held-to-maturity decreased $14,970,353 or 39.5% during the first six months of 2014, and $1,139,379 or 4.7% year over year.  Held-to-maturity securities are made up of investments from the Company’s municipal customers in its service areas.  The decrease year to date is cyclical in nature due to the municipal investments that mature on June 30th which is the end of the annual municipal finance cycle in Vermont.  The Company changed its pricing strategy during the first quarter of 2014, and as a result attracted fewer municipal accounts, accounting for the decrease year over year.

Total deposits decreased $26,487,650 or 5.5% from December 31, 2013 to June 30, 2014 but increased $10,605,815 or 2.4% year over year.  Time deposits increased $4,883,070 or 4.0% from December 31, 2013 to June 30, 2014 due to a one-way CDARS balance at quarter end, but decreased $498,094 or 0.4% year to year.  The Company tends to purchase one-way CDARS funds during the first half of the year in order to supplement the reduction in other deposit accounts caused by the annual finance cycle of the municipal customers.  Savings deposits increased in both comparison periods with increases of $5,650,229 or 8.1% year to date and $5,715,017 or 8.2% year to year.  Demand deposits decreased $828,180 or 1.0% during the first six months of 2014, but increased $12,115,410 or 17.5% year to year.  Business demand deposits increased $7,725,842 or 18.7% year to year, which coincides with the increase in commercial loans during the same period.  Interest-bearing transaction accounts decreased $21,757,109 or 17.2% during the first six months of 2014, and $1,970,895 or 1.9% year to year.  A decrease in government agency accounts in the amount of $24,840,202 or 61.1% accounts for the decrease in interest-bearing transaction accounts during the first six months of 2014.  Money market accounts decreased $14,435,660 or 17.6% for the first six months of 2014 and $4,755,623 or 6.6% year to year.  The municipal money market accounts decreased $14,056,669 or 70.7% for the first six months of 2014 and $4,336,023 or 42.6% year to year, in conjunction with a decrease in municipal investments classified as held-to-maturity securities.  Beginning late in the first quarter of 2013, the Company borrowed overnight funds to help fund loan growth, resulting in a balance of $22,055,000 as of June 30, 2013, but as the year progressed these borrowings decreased and there were no balances outstanding as of December 31, 2013.  The substantial loan activity, together with the decrease in deposits during the first six months of 2014 caused the Company to seek alternate funding sources, resulting in FHLBB advances and overnight borrowings totaling $19,915,000 as of June 30, 2014.

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

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning June 30, 2014:

Rate Change	Percent Change in NII

Down 100 basis points	-.60%

Up 200 basis points	4.67%

The amounts shown in the table are well within the ALCO Policy limits.  However, those amounts do not represent a forecast and should not be relied upon as indicative of future results.  While assumptions used in the ALCO process, including the interest rate simulation analyses, are developed based upon current economic and local market conditions, and expected future conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

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

The residential mortgage portfolio, including first mortgages and junior liens, accounts for 47.6% of the Company’s loan portfolio, down from 51.6% a year ago.  Post-recession, these segments saw the greatest degree of collection, foreclosure and loss activity.  Delinquencies and losses, however, were not experienced to the extent of national peers as the Company maintains a mortgage loan portfolio of traditional mortgage products and had not engaged in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. While real estate values had declined in the Company’s market area, the sound underwriting standards historically employed by the Company mitigated the trends in defaults and property surrenders experienced elsewhere. Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (“PMI”).  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  Junior lien home equity products make up approximately 21% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%.  The residential mortgage portfolio has had satisfactory performance in light of the depth of the latest recession and the slow recovery; portfolio performance improved throughout 2013 and has been stable thus far in 2014.

Risk in the Company’s commercial & industrial and commercial real estate loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the U.S. Small Business Administration and USDA Rural Development. At June 30, 2014, the Company had $24,725,030 in guaranteed loans with guaranteed balances of $19,491,555, compared to $25,150,175 in guaranteed loans with guaranteed balances of $20,044,091 at December 31, 2013 and $26,196,517 in guaranteed loans with guaranteed balances of $20,833,772 at June 30, 2013.

The Company’s strategy is to continue growing the commercial & industrial and commercial real estate portfolios. Consistent with the strategic focus on commercial lending, both segments saw solid growth during 2013 that has continued into 2014.  Commercial & industrial and commercial real estate loans together comprised 46.2% of the Company’s loan portfolio at June 30, 2013, growing to 48.3% at December 31, 2013 and 50.7% at June 30, 2014.  The increase in the size of the commercial loan portfolio has also improved geographic diversification, with much of the growth in commercial loans occurring in central Vermont, the Company’s newest market.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	June 30, 2014		December 31, 2013		June 30, 2013

Commercial & industrial	$64,475,384	14.31%	$55,619,285	12.64%	$57,608,840	13.56%
Commercial real estate	164,302,843	36.46%	156,935,803	35.67%	138,664,212	32.64%
1 - 4 family residential - 1st lien	169,367,709	37.59%	172,847,074	39.30%	173,883,158	40.93%
1 - 4 family residential - Jr lien	44,564,026	9.89%	45,687,405	10.39%	45,145,675	10.63%
Consumer	7,883,342	1.75%	8,819,359	2.00%	9,491,326	2.24%
Total loans	450,593,304	100.00%	439,908,926	100.00%	424,793,211	100.00%
Deduct (add):
Allowance for loan losses	4,876,816		4,854,915		4,522,179
Unearned loan fees	(288,237)		(300,429)		(247,624)
	4,588,579		4,554,486		4,274,555
Net loans	$446,004,725		$435,354,440		$420,518,656

The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure. With the economic recovery continuing, the levels of both Group B (Management Involved) and Group C (Unacceptable Risk) loans (as defined in Note 5 to the Company’s unaudited interim consolidated financial statements) showed gradual improvement throughout 2012 and into 2013 and thus the loan loss reserve factors for trends in delinquency and non-accrual loans and criticized and classified loans were gradually decreased. However, qualitative factors were increased principally to account for growth in the commercial and commercial real estate segments of the loan portfolio.  During 2013 and into 2014, lower loan losses were offset by strong commercial loan volume, the deterioration of several commercial and commercial real estate loans and the migration of some past due residential loans to later stage delinquency, resulting in increases in the associated loan loss reserve qualitative factors.

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

The Company’s non-performing assets decreased $3,352 or 0.05% during the first six months of 2014. The year-to-date decrease in residential non-performing loans resulting principally from loan payoffs has been largely offset with the transfer of one commercial loan relationship into non-accrual status during the second quarter. Claims receivable on related government guarantees were $365,146 at June 30, 2014 compared to $334,483 at June 30, 2013, with a $74,872 guaranty payment subsequently received on July 3, 2014.

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	June 30, 2014		December 31, 2013		June 30, 2013

Loans past due 90 days or
more and still accruing
Commercial & industrial	$102,961	1.53%	$21,902	0.32%	$0	0.00%
Commercial real estate	5,313	0.08%	5,313	0.08%	45,653	0.71%
Residential real estate - 1st lien	231,085	3.43%	817,109	12.12%	596,814	9.19%
Residential real estate - Jr lien	57,241	0.85%	56,040	0.83%	5,951	0.09%
Consumer	17,927	0.27%	7,784	0.12%	0	0.00%
Total	414,527	6.16%	908,148	13.47%	648,418	9.99%

Non-accrual loans (1)
Commercial & industrial	1,347,748	20.00%	527,105	7.82%	497,287	7.66%
Commercial real estate	1,661,324	24.66%	1,403,541	20.82%	1,165,336	17.95%
Residential real estate - 1st lien	1,943,475	28.84%	2,203,106	32.69%	1,660,626	25.58%
Residential real estate - Jr lien	453,304	6.73%	593,125	8.80%	348,815	5.37%
Total	5,405,851	80.23%	4,726,877	70.13%	3,672,064	56.56%

Other real estate owned	916,820	13.61%	1,105,525	16.40%	2,171,621	33.45%

Total	$6,737,198	100.00%	$6,740,550	100.00%	$6,492,103	100.00%

(1)  No consumer loans were in non-accrual status as of the consolidated balance sheet dates.

As of the balance sheet dates, the Company was not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

The Company’s Troubled Debt Restructurings (TDRs) are principally a result of extending loan repayment terms to relieve cash flow difficulties. The Company has only infrequently reduced interest rates for borrowers below the current market rate. The Company has not forgiven principal or reduced accrued interest within the terms of original restructurings, nor has it converted variable rate terms to fixed rate terms.  Management evaluates each TDR situation on its own merits and does not foreclose the granting of any particular type of concession. The Non-Performing Assets table above includes 15 TDRs totaling $2,021,140 that were past due 90 days or more or in non-accrual status as of June 30, 2014, compared to 12 TDRs totaling $1,847,266 as of December 31, 2013 and 10 TDRs totaling $1,833,914 as of June 30, 2013.  The remainder of the Company’s TDRs consist of 14 residential mortgage loans and one commercial real estate loan totaling $1,214,617 at June 30, 2014 compared to 10 residential mortgage loans, two commercial real estate loans and three commercial & industrial loans totaling $1,312,260 at December 31, 2013 and eight residential loans, two commercial real estate loans, and three commercial & industrial loans totaling $1,230,208 at June 30, 2013.

The Company’s OREO portfolio at June 30, 2014 consisted of three properties acquired through the normal foreclosure process and one vacant property the Company is in control of, compared to three residential and two commercial properties at December 31, 2013 and three residential and four commercial properties at June 30, 2013.  During 2014 the Company took control of one vacant residential property and sold one of the commercial properties taken into the portfolio during the fourth quarter of 2013 and one of the residential properties that the Bank has owned since 2012, resulting in a decrease in OREO of $188,705, to end the second quarter of 2014 with an OREO portfolio of $916,820.

Allowance for loan losses and provisions - The Company maintains an allowance for loan losses (allowance) at a level that management believes is appropriate to absorb losses inherent in the loan portfolio as of the measurement date (See Critical Accounting Policies). Although the Company, in establishing the allowance, considers the inherent losses in individual loans and pools of loans, the allowance is a general reserve available to absorb all credit losses in the loan portfolio.  No part of the allowance is segregated to absorb losses from any particular loan or segment of loans.

When establishing the allowance each quarter the Company applies a combination of historical loss factors and qualitative factors to loan segments, including residential first and junior lien mortgages, commercial real estate, commercial & industrial, and consumer loan portfolios. No changes were made to the allowance methodology during the first six months of 2014. The Company will shorten or lengthen its look back period for determining average portfolio historical loss rates as the economy either contracts or expands; during a period of economic contraction a shortening of the look back period may more conservatively reflect the current economic climate. The highest loss rates experienced for the look back period are applied to the various segments in establishing the allowance.

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

The following table summarizes the Company's loan loss experience for the periods presented:

	For The Six Months Ended June 30,
	2014	2013

Loans outstanding, end of period	$450,593,304	$424,793,211
Average loans outstanding during period	$448,006,236	$419,786,238
Non-accruing loans, end of period	$5,405,851	$3,672,064
Non-accruing loans, net of government guarantees	$4,449,212	$3,261,221

Allowance, beginning of period	$4,854,915	$4,312,080
Loans charged off:
Commercial & industrial	(87,214)	(19,287)
Commercial real estate	(130,819)	(107,936)
Residential real estate - 1st lien	0	(3,052)
Consumer loans	(65,769)	(26,009)
Total loans charged off(1)	(283,802)	(156,284)
Recoveries:
Commercial & industrial	2,236	992
Residential real estate - 1st lien	11,098	8,636
Residential real estate - Jr lien	120	120
Consumer loans	22,249	30,385
Total recoveries(1)	35,703	40,133
Net loans charged off	(248,099)	(116,151)
Provision charged to income	270,000	326,250
Allowance, end of period	$4,876,816	$4,522,179

Net charge offs to average loans outstanding	0.055%	0.028%
Provision charged to income as a percent of average loans	0.060%	0.078%
Allowance to average loans outstanding	1.089%	1.077%
Allowance to non-accruing loans	90.214%	123.151%
Allowance to non-accruing loans net of government guarantees	109.611%	138.665%

(1)  There were no residential real estate Jr lien charge offs and there were no commercial real estate loan recoveries during the periods presented.

Net charge-offs increased from 2007 through 2011, peaking at $841,000 in 2011. Given the trend in losses, depth of the last recession and the sluggish recovery, management increased its provisions for loan losses to $1.0 million in each of the years 2010 through 2012, compared to $625,004 for 2009. This increase was directionally consistent with the risk trends and growth of the loan portfolio during the period.  Improving loan portfolio trends throughout 2012 and 2013, and several recoveries resulted in a $330,000 or 33.0%, decrease to the provision for 2013, with total provision of $670,000 compared to $1,000,000 for 2012. The Company decreased its provision during the first six months of 2014 resulting in a provision of $270,000 for the six months ended June 30, 2014 compared to $326,250 for the same period in 2013, a decrease of $56,250 or 17.2%.  The Company’s allowance coverage of non-accruing loans as of the end of the second quarter of 2014 reflected a decrease year over year as did the coverage of non-accruing loans net of government guarantees.  The decrease is attributable largely to the year over year $1.7 million increase in non-accruing loans.  The increase in non-accruing loans was more than offset by improving trends in delinquencies and criticized and classified assets justifying a lower provision in 2014 compared to 2013.  The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

Specific allocations to the allowance are made for certain impaired loans. Impaired loans include TDRs regardless of amount and loans to a borrower that in aggregate are greater than $100,000 and that are in non-accrual status. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including interest and principal, according to the contractual terms of the loan agreement. The Company will review all the facts and circumstances surrounding non-accrual loans and on a case-by-case basis may consider loans below the threshold as impaired when such treatment is material to the financial statements.  See Note 5 to the accompanying unaudited interim consolidated financial statements for information on the recorded investment in impaired loans and their related allocations.  A $100,000 commercial real estate charge off taken during the first quarter of 2014 directly reduced the level of specific allocations carried on impaired loans but was largely offset by allocations for newly impaired loans during the second quarter.

The portion of the allowance termed "unallocated" is established to absorb inherent losses that exist as of the measurement date although not specifically identified through management's process for estimating credit losses.  While the allowance is described as consisting of separate allocated portions, the entire allowance is available to support loan losses, regardless of category.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first six months of 2014, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk were as follows:

	Contract or Notional Amount
	June 30, 2014	December 31, 2013

Unused portions of home equity lines of credit	$22,844,534	$21,961,527
Other commitments to extend credit	43,252,097	41,230,202
Residential construction lines of credit	848,815	2,010,417
Commercial real estate and other construction lines of credit	5,740,616	15,592,702
Standby letters of credit and commercial letters of credit	1,217,545	1,655,469
Recourse on sale of credit card portfolio	276,650	276,650
MPF credit enhancement obligation, net of liability recorded	1,544,335	1,543,211

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

LIQUIDITY AND CAPITAL RESOURCES

Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings.  Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities.  Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process.  The Company’s principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities, sales of loans available-for-sale, and earnings and funds provided from operations.  Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to roll over risk on deposits and limits reliance on volatile short-term borrowed funds.  Short-term funding needs arise from declines in deposits or other funding sources and from funding requirements for loan commitments.  The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds.

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits purchased through the CDARS provide an alternative funding source when needed.  Such deposits are generally considered a form of brokered deposits.  During the first and second quarters of 2014, the Company utilized one-way CDARS purchases with a balance of $8,727,500 as of June 30, 2014, compared to no one-way CDARS purchases at December 31, 2013 and $5,000,000 as of June 30, 2013.  In addition, two-way CDARS deposits allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members.  At June 30, 2014, the Company reported $1,108,246 in two-way CDARS deposits representing exchanged deposits with other CDARS participating banks, compared to $1,103,008 at December 31, 2013 and $1,099,927 at June 30, 2013.  The balance in ICS deposits was $17,043,076 at June 30, 2014, compared to $17,290,435 at December 31, 2013 and $15,283,405 at June 30, 2013.

The Company has a Borrower-in-Custody (“BIC”) arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available credit line of $77,988,919, $74,929,216, and $75,719,554, respectively, at June 30, 2014, December 31, 2013 and June 30, 2013.  Credit advances in this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 75 basis points.  The Company had no outstanding advances against this credit line during any of the respective comparison periods.

The Company has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 at June 30, 2014, December 31, 2013 and June 30, 2013.  Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.  In addition, at June 30, 2014, December 31, 2013 and June 30, 2013, additional borrowing capacity of approximately $70,071,212, $72,556,030 and $73,446,809, respectively, was available through the FHLBB secured by the Company's qualifying loan portfolio (generally, residential mortgages).

The Company has an unsecured credit line with one of its correspondent banks with an available line of $3,000,000 at June 30, 2014, December 31, 2013 and June 30, 2013.  During the first quarter of 2014, the Company established an unsecured credit line with a different correspondent bank with an available line of $4,000,000 as of June 30, 2014.  There were no outstanding advances against either of these lines during any of the respective comparison periods.

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	June 30,	December 31,	June 30,
	2014	2013	2013
Long-Term Advances
FHLBB term borrowing, 0.23% fixed rate, due August 29, 2014	$6,000,000	$0	$0

Short-Term Advances
FHLBB term advance, 0.19% fixed rate, due July 7, 2014	6,000,000	0	0
FHLBB term advance, 0.23% fixed rate, due September 26, 2014	5,000,000	0	0
	11,000,000	0	0
Overnight Borrowings
Federal funds purchased (FHLBB), 0.3125% and 0.35%	2,915,000	0	22,055,000

Total Advances and Overnight Borrowings	$19,915,000	$0	$22,055,000

The following table illustrates the changes in shareholders' equity from December 31, 2013 to June 30, 2014:

Balance at December 31, 2013 (book value $8.96 per common share)	$46,135,977
Net income	2,355,951
Issuance of stock through the Dividend Reinvestment Plan	442,139
Dividends declared on common stock	(1,560,309)
Dividends declared on preferred stock	(40,625)
Change in unrealized gain on available-for-sale securities, net of tax	57,811
Balance at June 30, 2014 (book value $9.16 per common share)	$47,390,944

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

As of June 30, 2014, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded all applicable consolidated regulatory capital guidelines.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as applicable regulatory capital requirements, as of June 30, 2014 and December 31, 2013:

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2014
Total capital (to risk-weighted assets)
Company	$52,660	13.17%	$31,984	8.00%	N/A	N/A
Bank	$51,933	13.01%	$31,943	8.00%	$39,929	10.00%

Tier I capital (to risk-weighted assets)
Company	$46,779	11.70%	$15,992	4.00%	N/A	N/A
Bank	$47,013	11.77%	$15,972	4.00%	$23,958	6.00%

Tier I capital (to average assets)
Company	$46,779	8.31%	$22,519	4.00%	N/A	N/A
Bank	$47,013	8.36%	$22,501	4.00%	$28,126	5.00%

December 31, 2013:
Total capital (to risk-weighted assets)
Company	$51,304	13.09%	$31,365	8.00%	N/A	N/A
Bank	$50,765	12.97%	$31,314	8.00%	$39,143	10.00%

Tier I capital (to risk-weighted assets)
Company	$45,027	11.48%	$15,682	4.00%	N/A	N/A
Bank	$45,873	11.72%	$15,657	4.00%	$23,486	6.00%

Tier I capital (to average assets)
Company	$45,027	8.04%	$22,409	4.00%	N/A	N/A
Bank	$45,873	8.20%	$22,386	4.00%	$27,983	5.00%

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of June 30, 2014, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of June 30, 2014 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to purchases of the Company’s common stock during the quarter ended June 30, 2014, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

For the period:	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period

April 1 - April 30	0	$0.00	N/A	N/A
May 1 - May 31	1,605	14.25	N/A	N/A
June 1 - June 30	7,854	14.44	N/A	N/A
Total	9,459	$14.40	N/A	N/A

(1)  All 9,459 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2)  Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's Dividend Reinvestment Plan.

ITEM 6. Exhibits

The following exhibits are filed with this report:

Exhibit No.	Description

3.1	Amended and Restated Articles of Association of the Company, as restated on July 8, 2014

31.1	Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification from the Chief Executive Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification from the Chief Financial Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the interim periods ended June 30, 2014 and 2013, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: August 12, 2014	By:	/s/ Stephen P. Marsh
Stephen P. Marsh, Chairman, President
& Chief Executive Officer

DATED: August 12, 2014	By:	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)