Form 10-Q
period 2014-09-30
COMMUNITY BANCORP /VT
filed 2014-11-13
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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
YES ☐     NO ☑

At November10, 2014, there were 4,916,123 shares outstanding of the Corporation's common stock.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	September 30,	December 31,	September 30,
Consolidated Balance Sheets	2014	2013	2013
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$10,834,783	$11,841,161	$13,106,861
Federal funds sold and overnight deposits	17,584	6,488,828	275,130
Total cash and cash equivalents	10,852,367	18,329,989	13,381,991
Securities held-to-maturity (fair value $48,472,000 at 09/30/14
$38,370,000 at 12/31/13 and $39,610,000 at 09/30/13)	48,069,627	37,936,911	39,218,785
Securities available-for-sale	29,167,525	35,188,602	35,452,071
Restricted equity securities, at cost	3,332,450	3,632,850	3,632,850
Loans held-for-sale	326,400	209,500	1,229,490
Loans	443,988,630	439,908,926	431,981,787
Allowance for loan losses	(4,885,791)	(4,854,915)	(4,799,431)
Deferred net loan costs	288,898	300,429	281,747
Net loans	439,391,737	435,354,440	427,464,103
Bank premises and equipment, net	11,628,750	11,723,468	11,913,170
Accrued interest receivable	1,688,893	1,778,305	1,632,971
Bank owned life insurance	4,385,812	4,303,307	4,274,307
Core deposit intangible	886,257	1,090,781	1,158,951
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	1,097,820	1,105,525	1,125,105
Other assets	9,816,035	11,439,457	12,036,436
Total assets	$572,217,942	$573,667,404	$564,094,499

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$87,206,528	$82,156,154	$80,465,454
Interest-bearing transaction accounts	109,045,395	126,578,052	113,732,525
Money market funds	83,523,024	81,960,677	83,547,315
Savings	77,402,718	69,906,147	70,668,274
Time deposits, $100,000 and over	46,713,827	46,928,443	46,573,680
Other time deposits	70,486,316	74,023,096	75,562,336
Total deposits	474,377,808	481,552,569	470,549,584

Federal funds purchased and other borrowed funds	10,175,000	0	8,325,000
Repurchase agreements	23,360,011	29,644,615	23,685,762
Capital lease obligations	658,838	711,042	727,437
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	2,658,685	2,736,201	2,666,402
Total liabilities	524,117,342	527,531,427	518,841,185

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized,
5,125,869 shares issued at 09/30/14, 5,078,707 shares issued
at 12/31/13, and 5,064,718 shares issued at 09/30/13	12,814,673	12,696,768	12,661,795
Additional paid-in capital	29,164,252	28,612,308	28,467,277
Retained earnings	6,325,058	4,997,144	4,245,488
Accumulated other comprehensive (loss) income	(80,606)	(47,466)	1,531
Less: treasury stock, at cost; 210,101 shares at 09/30/14,
12/31/13 and 09/30/13	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	48,100,600	46,135,977	45,253,314
Total liabilities and shareholders' equity	$572,217,942	$573,667,404	$564,094,499

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three Months Ended September 30,
	2014	2013

Interest income
Interest and fees on loans	$5,410,445	$5,264,044
Interest on debt securities
Taxable	103,101	80,025
Tax-exempt	289,661	248,241
Dividends	22,327	14,762
Interest on federal funds sold and overnight deposits	3,507	64
Total interest income	5,829,041	5,607,136

Interest expense
Interest on deposits	622,762	668,327
Interest on federal funds purchased and other borrowed funds	23,603	23,003
Interest on repurchase agreements	14,292	26,355
Interest on junior subordinated debentures	100,352	101,741
Total interest expense	761,009	819,426

Net interest income	5,068,032	4,787,710
Provision for loan losses	135,000	137,500
Net interest income after provision for loan losses	4,933,032	4,650,210

Non-interest income
Service fees	666,851	702,671
Income from sold loans	226,279	396,770
Other income from loans	149,444	203,941
Net realized gain (loss) on sale of securities available-for-sale	6,010	(5,521)
Other income	196,096	242,564
Total non-interest income	1,244,680	1,540,425

Non-interest expense
Salaries and wages	1,575,000	1,610,697
Employee benefits	481,523	487,384
Occupancy expenses, net	591,665	582,507
Other expenses	1,763,240	1,791,008
Total non-interest expense	4,411,428	4,471,596

Income before income taxes	1,766,284	1,719,039
Income tax expense	389,095	364,106
Net income	$1,377,189	$1,354,933

Earnings per common share	$0.28	$0.28
Weighted average number of common shares
used in computing earnings per share	4,905,055	4,845,044
Dividends declared per common share	$0.16	$0.14
Book value per common share outstanding at September 30,	$9.28	$8.81

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Nine Months Ended September 30,
	2014	2013

Interest income
Interest and fees on loans	$16,055,124	$15,916,025
Interest on debt securities
Taxable	242,485	242,528
Tax-exempt	787,631	762,424
Dividends	68,637	45,123
Interest on federal funds sold and overnight deposits	7,587	7,933
Total interest income	17,161,464	16,974,033

Interest expense
Interest on deposits	1,922,736	2,175,469
Interest on federal funds purchased and other borrowed funds	62,739	66,939
Interest on repurchase agreements	45,275	95,408
Interest on junior subordinated debentures	301,545	308,810
Total interest expense	2,332,295	2,646,626

Net interest income	14,829,170	14,327,407
Provision for loan losses	405,000	463,750
Net interest income after provision for loan losses	14,424,170	13,863,657

Non-interest income
Service fees	1,972,636	1,889,603
Income from sold loans	735,739	1,236,295
Other income from loans	415,910	537,630
Net realized gain (loss) on sale of securities available-for-sale	27,838	(5,521)
Other income	743,280	771,468
Total non-interest income	3,895,403	4,429,475

Non-interest expense
Salaries and wages	4,875,000	4,877,483
Employee benefits	1,686,221	1,719,128
Occupancy expenses, net	1,899,706	1,893,804
Other expenses	5,151,104	5,388,733
Total non-interest expense	13,612,031	13,879,148

Income before income taxes	4,707,542	4,413,984
Income tax expense	974,402	778,929
Net income	$3,733,140	$3,635,055

Earnings per common share	$0.75	$0.74
Weighted average number of common shares
used in computing earnings per share	4,889,086	4,831,084
Dividends declared per common share	$0.48	$0.42
Book value per common share outstanding at September 30,	$9.28	$8.81

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended September 30,
	2014	2013

Net income	$1,377,189	$1,354,933

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gain on available-for-sale securities
arising during the period	(131,794)	54,595
Reclassification adjustment for (gain) loss realized in income	(6,010)	5,521
Net change in unrealized loss	(137,804)	60,116
Tax effect	46,853	(20,439)
Other comprehensive (loss) income, net of tax	(90,951)	39,677
Total comprehensive income	$1,286,238	$1,394,610

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Nine Months Ended September 30,
	2014	2013

Net income	$3,733,140	$3,635,055

Other comprehensive loss, net of tax:
Unrealized holding loss on available-for-sale securities
arising during the period	(22,374)	(263,440)
Reclassification adjustment for (gain) loss realized in income	(27,838)	5,521
Net change in unrealized loss	(50,212)	(257,919)
Tax effect	17,072	87,692
Other comprehensive loss, net of tax	(33,140)	(170,227)
Total comprehensive income	$3,700,000	$3,464,828

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended September 30,
	2014	2013

Cash Flows from Operating Activities:
Net income	$3,733,140	$3,635,055
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	736,587	767,837
Provision for loan losses	405,000	463,750
Deferred income tax	(112,439)	407,080
(Gain) loss on sale of securities available-for-sale	(27,838)	5,521
Gain on sale of loans	(341,687)	(625,171)
Loss (gain) on sale of OREO	1,840	(9,728)
Gain on Trust LLC	(224,749)	(196,216)
Amortization of bond premium, net	193,303	342,865
Write down of OREO	0	19,500
Proceeds from sales of loans held for sale	15,779,107	23,373,876
Originations of loans held for sale	(15,554,320)	(22,476,489)
Increase in taxes payable	1,321,462	295,808
Decrease in interest receivable	89,412	118,114
Amortization of FDIC insurance assessment	0	775,595
Decrease (increase) in mortgage servicing rights	2,536	(218,167)
Decrease (increase) in other assets	210,344	(290,733)
Increase in cash surrender value of bank owned life insurance	(82,505)	(86,663)
Amortization of core deposit intangible	204,525	204,525
Amortization of limited partnerships	443,340	432,256
Decrease (increase) in unamortized loan costs	11,531	(112,246)
Decrease in interest payable	(9,932)	(19,501)
(Decrease) increase in accrued expenses	(113,790)	98,794
(Decrease) increase in other liabilities	(12,892)	9,991
Net cash provided by operating activities	6,651,975	6,915,653

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	28,095,563	34,247,653
Purchases	(38,228,279)	(31,600,883)
Investments - available-for-sale
Maturities, calls, pay downs and sales	18,516,920	13,095,380
Purchases	(12,711,520)	(8,267,697)
Proceeds from redemption of restricted equity securities	300,400	388,500
Decrease in limited partnership contributions payable	0	(527,000)
Increase in loans, net	(4,784,999)	(17,228,066)
Capital expenditures net of proceeds from sales of bank premises
and equipment	(641,869)	(437,687)
Proceeds from sales of OREO	288,865	1,331,428
Recoveries of loans charged off	48,171	253,728
Net cash used in investing activities	(9,116,748)	(8,744,644)

	2014	2013

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(12,482,283)	(7,582,283)
Net increase in money market and savings accounts	9,058,918	2,025,056
Net (decrease) increase in time deposits	(3,751,396)	609,952
Net decrease in repurchase agreements	(6,284,604)	(10,463,846)
Net increase in short-term borrowings	10,175,000	8,325,000
Proceeds from long-term borrowings	6,000,000	0
Repayments on long-term borrowings	(6,000,000)	(6,000,000)
Decrease in capital lease obligations	(52,204)	(47,264)
Dividends paid on preferred stock	(60,938)	(60,938)
Dividends paid on common stock	(1,615,342)	(1,476,535)
Net cash used in financing activities	(5,012,849)	(14,670,858)

Net decrease in cash and cash equivalents	(7,477,622)	(16,499,849)
Cash and cash equivalents:
Beginning	18,329,989	29,881,840
Ending	$10,852,367	$13,381,991

Supplemental Schedule of Cash Paid During the Period
Interest	$2,342,227	$2,666,127

Income taxes	$(345,087)	$0

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized loss on securities available-for-sale	$(50,212)	$(257,919)

Loans transferred to OREO	$283,000	$1,391,600

Common Shares Dividends Paid
Dividends declared	$2,344,289	$2,026,829
Increase in dividends payable attributable to dividends declared	(59,097)	(26,616)
Dividends reinvested	(669,850)	(523,678)
	$1,615,342	$1,476,535

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

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. The ASU was issued to respond to concerns about current accounting and disclosures for repurchase agreements and similar transactions. The concern was that under current accounting guidance there is an unnecessary distinction between the accounting for different types of repurchase agreements. Under current guidance, repurchase-to-maturity transactions are accounted for as sales with forward agreements, whereas repurchase agreements that settle before the maturity of the transferred financial asset are accounted for as secured borrowings. The ASU amendments require new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secure borrowings. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Management has reviewed the ASU and does not believe it will have a material impact on the Company's consolidated financial statements.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

	Three Months Ended September 30,
	2014	2013

Net income, as reported	$1,377,189	$1,354,933
Less: dividends to preferred shareholders	20,313	20,313
Net income available to common shareholders	$1,356,876	$1,334,620
Weighted average number of common shares
used in calculating earnings per share	4,905,055	4,845,044
Earnings per common share	$0.28	$0.28

	Nine Months Ended September 30,
	2014	2013

Net income, as reported	$3,733,140	$3,635,055
Less: dividends to preferred shareholders	60,938	60,938
Net income available to common shareholders	$3,672,202	$3,574,117
Weighted average number of common shares
used in calculating earnings per share	4,889,086	4,831,084
Earnings per common share	$0.75	$0.74

Note 4.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

September 30, 2014
U.S. Government sponsored enterprise (GSE) debt securities	$15,923,726	$49,645	$87,490	$15,885,881
U.S. Government securities	4,000,608	5,379	3,487	4,002,500
Agency mortgage-backed securities (Agency MBS)	9,365,322	0	86,178	9,279,144
	$29,289,656	$55,024	$177,155	$29,167,525

December 31, 2013
U.S. GSE debt securities	$29,220,333	$114,102	$195,521	$29,138,914
U.S. Government securities	6,040,188	10,955	1,455	6,049,688
	$35,260,521	$125,057	$196,976	$35,188,602

September 30, 2013
U.S. GSE debt securities	$28,400,765	$137,888	$149,042	$28,389,611
U.S. Government securities	7,048,987	14,875	1,402	7,062,460
	$35,449,752	$152,763	$150,444	$35,452,071

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

September 30, 2014
States and political subdivisions	$48,069,627	$402,373	$0	$48,472,000

December 31, 2013
States and political subdivisions	$37,936,911	$433,089	$0	$38,370,000

September 30, 2013
States and political subdivisions	$39,218,785	$391,215	$0	$39,610,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

The scheduled maturities of debt securities AFS were as follows:

	Amortized	Fair
	Cost	Value
September 30, 2014
Due in one year or less	$3,021,863	$3,033,016
Due from one to five years	16,902,471	16,855,365
Agency MBS*	9,365,322	9,279,144
	$29,289,656	$29,167,525

December 31, 2013
Due in one year or less	$4,508,181	$4,510,923
Due from one to five years	30,752,340	30,677,679
	$35,260,521	$35,188,602

September 30, 2013
Due in one year or less	$6,611,216	$6,621,105
Due from one to five years	28,838,536	28,830,966
	$35,449,752	$35,452,071

*Because the actual maturities of Agency MBS usually differ from their contractual maturities due to the right of borrowers to prepay the underlying mortgage loans, usually without penalty, those securities are not presented in the table by contractual maturity date.

The scheduled maturities of debt securities HTM were as follows:

	Amortized	Fair
	Cost	Value*
September 30, 2014
Due in one year or less	$37,097,781	$37,098,000
Due from one to five years	4,483,933	4,585,000
Due from five to ten years	2,460,860	2,561,000
Due after ten years	4,027,053	4,228,000
	$48,069,627	$48,472,000

December 31, 2013
Due in one year or less	$27,615,731	$27,616,000
Due from one to five years	3,939,950	4,048,000
Due from five to ten years	2,592,045	2,700,000
Due after ten years	3,789,185	4,006,000
	$37,936,911	$38,370,000

September 30, 2013
Due in one year or less	$29,860,867	$29,861,000
Due from one to five years	3,649,393	3,747,000
Due from five to ten years	2,441,097	2,539,000
Due after ten years	3,267,428	3,463,000
	$39,218,785	$39,610,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

There were no debt securities HTM in an unrealized loss position as of the balance sheet dates.  Debt securities AFS with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2014
U.S. GSE debt securities	$3,484,256	$3,768	$5,166,278	$83,722	$8,650,534	$87,490
U.S. Government securities	974,375	3,487	0	0	974,375	3,487
Agency MBS	9,279,144	86,178	0	0	9,279,144	86,178
	$13,737,775	$93,433	$5,166,278	$83,722	$18,904,053	$177,155

December 31, 2013
U.S. GSE debt securities	$11,094,830	$194,188	$1,004,235	$1,333	$12,099,065	$195,521
U.S. Government securities	1,034,336	1,455	0	0	1,034,336	1,455
	$12,129,166	$195,643	$1,004,235	$1,333	$13,133,401	$196,976

September 30, 2013
U.S. GSE debt securities	$9,167,719	$149,042	$0	$0	$9,167,719	$149,042
U.S. Government securities	1,038,906	1,402	0	0	1,038,906	1,402
	$10,206,625	$150,444	$0	$0	$10,206,625	$150,444

Debt securities in the table above consisted of seven U.S. GSE debt securities, one U.S. Government security and nine mortgage-backed securities at September 30, 2014, twelve U.S. GSE debt securities and one U.S. Government security at December 31, 2013, and nine U.S. GSE debt securities and one U.S. Government security at September 30, 2013.  The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition.  As of September 30, 2014, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be other than temporary.

Note 5.  Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	September 30,	December 31,	September 30,
	2014	2013	2013

Commercial & industrial	$63,959,230	$55,619,285	$55,500,735
Commercial real estate	162,275,498	156,935,803	147,280,787
Residential real estate - 1st lien	165,662,426	172,847,074	174,508,009
Residential real estate - Jr lien	44,147,861	45,687,405	45,279,400
Consumer	7,943,615	8,819,359	9,412,856
	443,988,630	439,908,926	431,981,787
Deduct (add):
Allowance for loan losses	4,885,791	4,854,915	4,799,431
Deferred net loan costs	(288,898)	(300,429)	(281,747)
	4,596,893	4,554,486	4,517,684
Net Loans	$439,391,737	$435,354,440	$427,464,103

The following is an age analysis of past due loans (including non-accrual), by portfolio segment:

							90 Days or
		90 Days	Total			Non-Accrual	More
September 30, 2014	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$450,811	$612,822	$1,063,633	$62,895,597	$63,959,230	$1,068,390	$0
Commercial real estate	1,137,779	48,520	1,186,299	161,089,199	162,275,498	1,754,002	5,313
Residential real estate - 1st lien	2,230,067	1,239,799	3,469,866	162,192,560	165,662,426	1,740,509	554,327
Residential real estate - Jr lien	256,212	76,089	332,301	43,815,560	44,147,861	410,187	57,385
Consumer	55,034	8,859	63,893	7,879,722	7,943,615	0	8,859
Total	$4,129,903	$1,986,089	$6,115,992	$437,872,638	$443,988,630	$4,973,088	$625,884

							90 Days or
		90 Days	Total			Non-Accrual	More
December 31, 2013	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$1,060,971	$310,669	$1,371,640	$54,247,645	$55,619,285	$527,105	$21,902
Commercial real estate	713,160	215,507	928,667	156,007,136	156,935,803	1,403,541	5,313
Residential real estate - 1st lien	5,184,457	1,655,950	6,840,407	166,006,667	172,847,074	2,203,106	817,109
Residential real estate - Jr lien	533,134	289,169	822,303	44,865,102	45,687,405	593,125	56,040
Consumer	136,922	7,784	144,706	8,674,653	8,819,359	0	7,784
Total	$7,628,644	$2,479,079	$10,107,723	$429,801,203	$439,908,926	$4,726,877	$908,148

							90 Days or
		90 Days	Total			Non-Accrual	More
September 30, 2013	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$75,101	$269,744	$344,845	$55,155,890	$55,500,735	$493,272	$0
Commercial real estate	982,378	546,252	1,528,630	145,752,157	147,280,787	1,740,350	50,965
Residential real estate - 1st lien	1,270,029	1,071,400	2,341,429	172,166,580	174,508,009	1,999,274	344,193
Residential real estate - Jr lien	539,828	223,200	763,028	44,516,372	45,279,400	669,292	62,359
Consumer	95,907	8,755	104,662	9,308,194	9,412,856	0	8,755
Total	$2,963,243	$2,119,351	$5,082,594	$426,899,193	$431,981,787	$4,902,188	$466,272

For all loan segments, loans over 30 days past due are considered delinquent.

Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance.  No changes in the Company’s policies or methodology pertaining to the allowance for loan losses were made during the first nine months of 2014.

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

The following summarizes changes in the allowance for loan losses and select loan information, by portfolio segment:

Three Months Ended September 30, 2014
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$687,416	$2,155,738	$1,337,011	$294,614	$84,115	$317,922	$4,876,816
Charge-offs	(27,881)	(24,100)	(28,382)	(33,875)	(24,255)	0	(138,493)
Recoveries	3,028	0	1,725	60	7,655	0	12,468
Provision (credit)	11,893	118,614	(22,894)	23,329	23,252	(19,194)	135,000
Ending balance	$674,456	$2,250,252	$1,287,460	$284,128	$90,767	$298,728	$4,885,791

Nine Months Ended September 30, 2014
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$516,382	$2,143,398	$1,452,184	$366,471	$105,279	$271,201	$4,854,915
Charge-offs	(115,095)	(154,919)	(28,382)	(33,875)	(90,024)	0	(422,295)
Recoveries	5,265	0	12,823	180	29,903	0	48,171
Provision (credit)	267,904	261,773	(149,165)	(48,648)	45,609	27,527	405,000
Ending balance	$674,456	$2,250,252	$1,287,460	$284,128	$90,767	$298,728	$4,885,791

Allowance for loan losses
Evaluated for impairment
Individually	$21,200	$62,000	$45,400	$0	$0	$0	$128,600
Collectively	653,256	2,188,252	1,242,060	284,128	90,767	298,728	4,757,191
Total	$674,456	$2,250,252	$1,287,460	$284,128	$90,767	$298,728	$4,885,791

Loans evaluated for impairment
Individually	$983,044	$1,728,772	$947,329	$334,926	$0		$3,994,071
Collectively	62,976,186	160,546,726	164,715,097	43,812,935	7,943,615		439,994,559
Total	$63,959,230	$162,275,498	$165,662,426	$44,147,861	$7,943,615		$443,988,630

Twelve Months Ended December 31, 2013
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$428,381	$1,536,440	$1,563,576	$332,556	$138,699	$312,428	$4,312,080
Charge-offs	(83,344)	(124,849)	(56,430)	(56,797)	(67,009)	0	(388,429)
Recoveries	2,953	185,791	15,819	21,277	35,424	0	261,264
Provision (credit)	168,392	546,016	(70,781)	69,435	(1,835)	(41,227)	670,000
Ending balance	$516,382	$2,143,398	$1,452,184	$366,471	$105,279	$271,201	$4,854,915

Allowance for loan losses
Evaluated for impairment
Individually	$27,500	$147,700	$99,700	$76,500	$0	$0	$351,400
Collectively	488,882	1,995,698	1,352,484	289,971	105,279	271,201	4,503,515
Total	$516,382	$2,143,398	$1,452,184	$366,471	$105,279	$271,201	$4,854,915

Loans evaluated for impairment
Individually	$373,696	$1,386,477	$1,788,793	$559,250	$0		$4,108,216
Collectively	55,245,589	155,549,326	171,058,281	45,128,155	8,819,359		435,800,710
Total	$55,619,285	$156,935,803	$172,847,074	$45,687,405	$8,819,359		$439,908,926

Three Months Ended September 30, 2013
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$515,244	$1,698,040	$1,527,962	$414,161	$116,248	$250,524	$4,522,179
Charge-offs	(42,327)	(16,913)	(3,957)	0	(10,647)	0	(73,844)
Recoveries	1,126	185,791	3,128	21,110	2,441	0	213,596
Provision (credit)	4,891	72,698	(14,415)	81,589	22,894	(30,157)	137,500
Ending balance	$478,934	$1,939,616	$1,512,718	$516,860	$130,936	$220,367	$4,799,431

Nine Months Ended September 30, 2013
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$428,381	$1,536,440	$1,563,576	$332,556	$138,699	$312,428	$4,312,080
Charge-offs	(61,614)	(124,849)	(7,009)	0	(36,655)	0	(230,127)
Recoveries	2,117	185,791	11,764	21,230	32,826	0	253,728
Provision (credit)	110,050	342,234	(55,613)	163,074	(3,934)	(92,061)	463,750
Ending balance	$478,934	$1,939,616	$1,512,718	$516,860	$130,936	$220,367	$4,799,431

Allowance for loan losses
Evaluated for impairment
Individually	$0	$115,700	$110,500	$185,700	$0	$0	$411,900
Collectively	478,934	1,823,916	1,402,218	331,160	130,936	220,367	4,387,531
Total	$478,934	$1,939,616	$1,512,718	$516,860	$130,936	$220,367	$4,799,431

Loans evaluated for impairment
Individually	$319,010	$1,716,870	$1,734,139	$669,292	$0		$4,439,311
Collectively	55,181,725	145,563,917	172,773,870	44,610,108	9,412,856		427,542,476
Total	$55,500,735	$147,280,787	$174,508,009	$45,279,400	$9,412,856		$431,981,787

Impaired loans, by portfolio segment, were as follows:

	As of September 30, 2014
		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
	Investment	Balance	Allowance	Investment(1)	Investment(2)
With no related allowance recorded
Commercial & industrial	$726,688	$772,605	$0	$772,852	$536,388
Commercial real estate	1,305,203	1,414,604	0	1,321,387	1,186,767
Residential real estate - 1st lien	812,609	903,309	0	822,309	1,062,894
Residential real estate - Jr lien	245,666	391,644	0	257,789	193,995

With an allowance recorded
Commercial & industrial	256,356	294,950	21,200	335,613	198,362
Commercial real estate	423,569	439,630	62,000	322,093	299,003
Residential real estate - 1st lien	134,720	163,115	45,400	338,782	339,732
Residential real estate - Jr lien	89,260	0	0	95,062	209,531

Total
Commercial & industrial	$983,044	$1,067,555	$21,200	$1,108,465	$734,750
Commercial real estate	1,728,772	1,854,234	62,000	1,643,480	1,485,770
Residential real estate - 1st lien	947,329	1,066,424	45,400	1,161,091	1,402,626
Residential real estate - Jr lien	334,926	391,644	0	352,851	403,526

Total	$3,994,071	$4,379,857	$128,600	$4,265,887	$4,026,672

(1) For the Three Months Ended September 30, 2014
(2) For the Nine Months Ended September 30, 2014
	As of December 31, 2013			2013
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded
Commercial & industrial	$314,510	$363,618	$0	$339,519
Commercial real estate	944,845	1,021,143	0	1,325,504
Residential real estate - 1st lien	1,354,432	1,654,023	0	1,088,631
Residential real estate - Jr lien	164,137	228,134	0	64,606

With an allowance recorded
Commercial & industrial	59,186	59,186	27,500	11,837
Commercial real estate	441,632	446,963	147,700	272,174
Residential real estate - 1st lien	434,361	474,496	99,700	515,685
Residential real estate - Jr lien	395,113	429,167	76,500	380,855

Total
Commercial & industrial	$373,696	$422,804	$27,500	$351,356
Commercial real estate	1,386,477	1,468,106	147,700	1,597,678
Residential real estate - 1st lien	1,788,793	2,128,519	99,700	1,604,316
Residential real estate - Jr lien	559,250	657,301	76,500	445,461

Total	$4,108,216	$4,676,730	$351,400	$3,998,811

	As of September 30, 2013
		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
	Investment	Balance	Allowance	Investment (1)	Investment (2)

With no related allowance recorded
Commercial & industrial	$319,010	$366,022	$0	$312,218	$345,772
Commercial real estate	1,199,398	1,269,979	0	1,085,322	1,420,668
Residential real estate - 1st lien	1,156,159	1,390,485	0	1,026,675	1,022,181
Residential real estate - Jr lien	102,913	110,997	0	63,752	39,723

With an allowance recorded
Commercial & industrial	0	0	0	0	0
Commercial real estate	517,472	517,472	115,700	307,194	229,809
Residential real estate - 1st lien	577,980	657,154	110,500	523,738	536,016
Residential real estate - Jr lien	566,379	595,494	185,700	445,302	377,291

Total
Commercial & industrial	$319,010	$366,022	$0	$312,218	$345,772
Commercial real estate	1,716,870	1,787,451	115,700	1,392,516	1,650,477
Residential real estate - 1st lien	1,734,139	2,047,639	110,500	1,550,413	1,558,197
Residential real estate - Jr lien	669,292	706,491	185,700	509,054	417,014

Total	$4,439,311	$4,907,603	$411,900	$3,764,201	$3,971,460

(1) For the Three Months Ended September 30, 2013
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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of September 30, 2014
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$60,077,761	$153,398,713	$162,739,339	$43,546,848	$7,934,756	$427,697,417
Group B	2,717,261	3,447,445	205,415	163,910	0	6,534,031
Group C	1,164,208	5,429,340	2,717,672	437,103	8,859	9,757,182
Total	$63,959,230	$162,275,498	$165,662,426	$44,147,861	$7,943,615	$443,988,630

As of December 31, 2013
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$51,740,744	$148,516,895	$169,771,357	$44,739,736	$8,800,365	$423,569,097
Group B	2,824,169	3,292,200	160,468	460,844	0	6,737,681
Group C	1,054,372	5,126,708	2,915,249	486,825	18,994	9,602,148
Total	$55,619,285	$156,935,803	$172,847,074	$45,687,405	$8,819,359	$439,908,926

As of September 30, 2013
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$51,937,275	$139,168,914	$171,694,502	$44,144,667	$9,404,101	$416,349,459
Group B	2,412,663	3,572,369	175,081	497,992	0	6,658,105
Group C	1,150,797	4,539,504	2,638,426	636,741	8,755	8,974,223
Total	$55,500,735	$147,280,787	$174,508,009	$45,279,400	$9,412,856	$431,981,787

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

TDRs, by portfolio segment, for the periods presented were as follows:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Residential real estate
1st lien	2	$432,573	$436,963	8	$913,471	$947,700

	Twelve Months Ended December 31, 2013
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - 1st lien	4	$321,406	$330,266
Residential real estate - Jr lien	1	23,425	23,425
Total	5	$344,831	$353,691

There were no TDR’s for the three months ended September 30, 2013.

Nine Months Ended September 30, 2013
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - Jr lien	1	$23,425	$23,425

There were no TDRs for which there was a payment default under the restructured terms during the twelve month period ended September 30, 2013.  The TDR’s for which there was a payment default during the twelve month period ended September 30, 2014 were as follows:

	Number of	Recorded
	Contracts	Investment
Residential real estate - 1st lien	5	$438,428

TDRs are treated as other impaired loans and carry individual specific reserves with respect to the calculation of the allowance for loan losses.  These loans are categorized as non-performing, may be past due, and are generally adversely risk rated. The TDRs that have defaulted under their restructured terms are generally in collection status and their reserve is typically calculated using the fair value of collateral method. The allowance related to TDRs was $6,600 at September 30, 2014, $5,800 at December 31, 2013, and $0 at September 30, 2013.

At September 30, 2014, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

Note 6.  Goodwill and Other Intangible Assets

As a result of the merger with LyndonBank on December 31, 2007, the Company recorded goodwill amounting to $11,574,269.  The goodwill is not amortizable and is not deductible for tax purposes.

The Company also recorded $4,161,000 of acquired identified intangible assets representing the core deposit intangible which is subject to amortization as a non-interest expense over a ten year period.  The accumulated amortization expense was $3,274,743 and $3,002,049 as of September 30, 2014 and 2013, respectively.

Amortization expense for the core deposit intangible for the first nine months of 2014 and 2013 was $204,525.  As of September 30, 2014, the remaining annual amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

2014	$68,170
2015	272,695
2016	272,695
2017	272,697
Total remaining core deposit intangible	$886,257

Management evaluates goodwill for impairment annually and the core deposit intangible for impairment if conditions warrant.  As of the date of the most recent evaluation (December 31, 2013), management concluded that no impairment existed in either category.

Note 7.  Fair Value

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company’s quality of earnings. The fair values of some of these assets and liabilities are measured on a recurring basis while others are measured on a non-recurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available-for-sale are recorded at fair value on a recurring basis. Other assets, such as mortgage servicing rights, loans held-for-sale, impaired loans, and OREO are recorded at fair value on a non-recurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest). A brief description of each level follows.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

September 30, 2014	Level 1	Level 2	Total
Assets: (market approach)
U.S. GSE debt securities	$0	$15,885,881	$15,885,881
U.S. Government securities	4,002,500	0	4,002,500
Agency MBS	0	9,279,144	9,279,144

December 31, 2013
Assets: (market approach)
U.S. GSE debt securities	$0	$29,138,914	$29,138,914
U.S. Government securities	6,049,688	0	6,049,688

September 30, 2013
Assets: (market approach)
U.S. GSE debt securities	$0	$28,389,611	$28,389,611
U.S. Government securities	7,062,460	0	7,062,460

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

Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

September 30, 2014	Level 2
Assets: (market approach)
Residential mortgage servicing rights	$1,326,543
Impaired loans, net of related allowance	775,305
OREO	1,097,820

December 31, 2013
Assets: (market approach)
Residential mortgage servicing rights	$1,329,079
Impaired loans, net of related allowance	978,892
OREO	1,105,525

September 30, 2013
Assets: (market approach)
Residential mortgage servicing rights	$1,227,790
Impaired loans, net of related allowance	1,249,931
OREO	1,125,105

There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented.

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below.  The estimated fair values of the Company's financial instruments were as follows:

September 30, 2014		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$10,852	$10,852	$0	$0	$10,852
Securities held-to-maturity	48,070	0	48,472	0	48,472
Securities available-for-sale	29,168	4,003	25,165	0	29,168
Restricted equity securities	3,332	0	3,332	0	3,332
Loans and loans held-for-sale
Commercial & industrial	63,242	0	962	63,697	64,659
Commercial real estate	159,916	0	1,667	163,360	165,027
Residential real estate - 1st lien	164,589	0	901	168,133	169,034
Residential real estate - Jr lien	43,834	0	335	44,446	44,781
Consumer	7,848	0	0	8,239	8,239
Mortgage servicing rights	1,327	0	1,561	0	1,561
Accrued interest receivable	1,689	0	1,689	0	1,689

Financial liabilities:
Deposits
Other deposits	454,629	0	455,002	0	455,002
Brokered deposits	19,749	0	19,751	0	19,751
Federal funds purchased and short-term borrowings	10,175	0	10,175	0	10,175
Repurchase agreements	23,360	0	23,360	0	23,360
Capital lease obligations	659	0	659	0	659
Subordinated debentures	12,887	0	12,870	0	12,870
Accrued interest payable	65	0	65	0	65

December 31, 2013		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$18,330	$18,330	$0	$0	$18,330
Securities held-to-maturity	37,937	0	38,370	0	38,370
Securities available-for-sale	35,189	6,050	29,139	0	35,189
Restricted equity securities	3,633	0	3,633	0	3,633
Loans and loans held-for-sale
Commercial & industrial	55,069	0	346	56,035	56,381
Commercial real estate	154,696	0	1,239	157,843	159,082
Residential real estate - 1st lien	171,498	0	1,689	174,776	176,465
Residential real estate - Jr lien	45,292	0	483	45,785	46,268
Consumer	8,708	0	0	9,130	9,130
Mortgage servicing rights	1,329	0	1,608	0	1,608
Accrued interest receivable	1,778	0	1,778	0	1,778

Financial liabilities:
Deposits
Other deposits	463,160	0	464,220	0	464,220
Brokered deposits	18,393	0	18,401	0	18,401
Repurchase agreements	29,645	0	29,645	0	29,645
Capital lease obligations	711	0	711	0	711
Subordinated debentures	12,887	0	12,880	0	12,880
Accrued interest payable	75	0	75	0	75

September 30, 2013		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$13,382	$13,382	$0	$0	$13,382
Securities held-to-maturity	39,219	0	39,610	0	39,610
Securities available-for-sale	35,452	7,062	28,390	0	35,452
Restricted equity securities	3,633	0	3,633	0	3,633
Loans and loans held-for-sale
Commercial & industrial	54,994	0	319	56,038	56,357
Commercial real estate	145,266	0	1,601	148,401	150,002
Residential real estate - 1st lien	174,135	0	1,624	177,800	179,424
Residential real estate - Jr lien	44,739	0	483	45,272	45,755
Consumer	9,278	0	0	9,742	9,742
Mortgage servicing rights	1,228	0	1,228	0	1,228
Accrued interest receivable	1,633	0	1,633	0	1,633

Financial liabilities:
Deposits
Other deposits	454,521	0	455,772	0	455,772
Brokered deposits	16,029	0	16,038	0	16,038
Federal funds purchased and short-term borrowings	8,325	0	8,325	0	8,325
Long-term borrowings	0	0	0	0	0
Repurchase agreements	23,686	0	23,686	0	23,686
Capital lease obligations	727	0	727	0	727
Subordinated debentures	12,887	0	12,872	0	12,872
Accrued interest payable	73	0	73	0	73

Note 8.  Loan Servicing

The following table shows the changes in the carrying amount of the mortgage servicing rights, included in other assets on the consolidated balance sheets, for the periods indicated:

	September 30,	December 31,	September 30,
	2014	2013	2013

Balance at beginning of year	$1,329,079	$1,009,623	$1,009,623
Mortgage servicing rights capitalized	166,295	274,253	215,196
Mortgage servicing rights amortized	(186,441)	(317,865)	(259,697)
Change in valuation allowance	17,610	363,068	262,668
Balance at end of period	$1,326,543	$1,329,079	$1,227,790

Note 9.  Legal Proceedings

In the normal course of business the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10.  Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On September 23, 2014, the Company declared a cash dividend of $0.16 per common share payable November 1, 2014 to shareholders of record as of October 15, 2014.  This dividend, amounting to $783,979, was accrued at September 30, 2014.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Period Ended September 30, 2014

The following discussion analyzes the consolidated financial condition of Community Bancorp. (the “Company”) and its wholly-owned subsidiary, Community National Bank (the “Bank”), as of September 30, 2014, December 31, 2013 and September 30, 2013, and its consolidated results of operations for the two interim periods presented.  The Company is considered a “smaller reporting company” under applicable regulations of the Securities and Exchange Commission (“SEC”) and is therefore eligible for relief from certain disclosure requirements.  In accordance with such provisions, the Company has elected to provide its interim consolidated statements of income, comprehensive income, and cash flows for two, rather than three, years.

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

OVERVIEW

The Company’s consolidated assets on September 30, 2014 were $572,217,942, a decrease of $1,449,462, or 0.3%, from December 31, 2013, and an increase of $8,123,443, or 1.4%, from September 30, 2013.  Loans increased $4,079,704, or 1.0%, since December 31, 2013 and increased $12,006,843, or 2.6%, since September 30, 2013.  The increase in loans is attributed to solid growth in commercial loans, while residential mortgages balances have declined throughout the year.  The loan growth has been funded primarily through a combination of maturities and sales of securities in the investment portfolio, which provided $6,284,546 in funding since September 30, 2013, and short term borrowings, which totaled $10,175,000 as of September 30, 2014.

Total deposits declined $7,174,761, or 1.5%, since December 31, 2013 due primarily to the seasonal runoff of municipal deposits.  In the year over year comparison, deposits grew by $3,828,224, or 0.8%, with increases in non-maturity deposits and wholesale time deposits while balances in retail time deposits have decreased.  The decrease in retail time deposits is a trend that has been prevalent for several years while rates have been at historic lows. Management believes that the low interest rates being paid on certificates of deposit and other investment products is likely causing some depositors to place their money in non-maturity products such as demand and savings accounts while awaiting an improvement in interest rates and market conditions.

Interest rates remain at historically low levels, causing continued pressure on yields as earning assets re-price at lower rates, although the rate of decline has slowed in 2014 as rates have stabilized at this lower base.  Growth of the commercial loan portfolio, which typically carries higher yields than consumer loans, has helped to maintain a stable level of interest income.  This shift in asset mix is in line with the Company’s strategic plan to increase its concentration in commercial loans while maintaining a sizeable residential loan portfolio.  While commercial loans inherently carry more risk, the Company has dedicated significant resources in the credit administration department to mitigate the additional risk.  The opportunities for growth continue to be primarily in the Central Vermont market where economic activity is much more robust, and the Company is increasing its presence and market share.  The shift of a portion of the investment portfolio to higher yielding mortgage backed securities at the end of the second quarter of 2014 has also improved overall asset yields.

Interest income increased $221,905, or 4.0%, in the third quarter of 2014 compared to the third quarter of 2013 as earning assets increased, and the mix of earning assets shifted from low yielding investments to higher earning loans, generating a stable overall asset yield of 4.45% for both periods.  Interest expense declined $58,417, or 7.1%, due to the continued decrease in interest rates paid on deposits and borrowings.  The decrease in interest paid on deposits is largely attributable to a shift of customer funds out of higher yielding CDs to lower yielding demand and savings accounts.  Rates paid on non-maturity deposits have also been adjusted downward when necessary to account for changes in market rates.

Net interest income after provision for loan losses improved by $560,513, or 4.0%, for the nine months ended September 30, 2014 compared to the same period in 2013.  The charge to income for the provision for loan losses decreased $58,750, or 12.7%, year over year based on improvement in asset quality seen during the year.

Net income for the third quarter of 2014 was $1,377,189, or $0.28 per common share, compared to $1,354,933, or $0.28 per common share for the same period in 2013.  Earnings per common share for the nine months ended September 30, 2014 and September 30, 2013 were $0.75 and $0.74, respectively. Total non-interest income decreased $295,745, or 19.2%, during the third quarter of 2014 compared to the third quarter 2013.  For the nine months ended September 30, 2014, total non-interest income declined $534,072, or 12.1%, compared with the same period in 2013.  One of the components of non-interest income is income generated from selling loans in the secondary market.  For several years, the Federal Reserve’s efforts to stimulate the real estate market by keeping mortgage interest rates low provided for several refinancing cycles.  Residential mortgage lending activity slowed during 2013 and continued to decline during the first nine months of 2014, resulting in decreases in the Company’s fee income from the sale of residential loans in the secondary market. During the third quarter of 2014 mortgage activity resulted in originations of $5,265,050, compared to $8,213,315 for the third quarter of 2013, providing points and premiums from the sales of these mortgages of $83,574 and $147,696, respectively, a decline of 43.4%.  For the nine months ended September 30, 2013, points and premiums totaled $318,724, a decrease of $235,952, or 42.5%, when compared to the same period in 2013.  Also contributing to the decrease in non-interest income was the fair value adjustment to the impairment of the mortgage servicing rights; for the third quarter of 2014 this adjustment to reduce the impairment reserve was just $11,850, versus $102,660 for the third quarter of 2013, while year to date 2014 the adjustment to reduce the impairment reserve was $17,610, compared with $262,668 for the nine months ended September 30, 2013, amounting to a 93.3% decline. The resulting net gain from the sale of mortgages was $226,279 for the third quarter of 2014, compared to $396,770 for the third quarter of 2013, a 43.0% decrease.  For the nine months ended September 30, 2014, the total gain from the sale of mortgages was $735,739, compared with $1,236,295 for the same period in 2013, a decrease of 40.5%. Operating expenses for 2014 decreased by 1.4% for the quarter and 1.9% year to date when compared to the same period in 2013.  Please refer to the Non-interest Income and Expense sections for more information.

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

On September 23, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.16 per common share, payable on November 1, 2014 to shareholders of record on October 15, 2014.  The Company is focused on increasing the profitability of the balance sheet, and prudently managing operating expenses and risk, particularly credit risk, in order to remain a well-capitalized bank in this challenging economic environment.

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

RESULTS OF OPERATIONS

The Company’s net income for the third quarter of 2014 was $1,377,189, representing an increase of $22,256, or 1.6%, over net income of $1,354,933 for the third quarter of 2013. This resulted in earnings per common share of $0.28 for both periods.  Net income for the first nine months of 2014 was $3,733,140, compared to $3,635,055 for the first nine months of 2013, representing an increase of $98,085, or 2.7%, resulting in earnings per share of $0.75 and $0.74, respectively.  Core earnings (net interest income before provision expense) for the third quarter of 2014 increased $280,322, or 5.9%, compared to the third quarter of 2013, while the nine month comparison periods revealed a more significant increase with figures of $14,829,170 for 2014, compared to $14,327,407 for 2013, which translates to an increase of $501,763, or 3.5%.  In light of the continued pressure on net interest margin and spread in this persistently low interest rate environment, the Company is pleased with these increases.  To help offset this pressure, the Company shifted assets from lower yielding taxable investments to loans, and shifted a portion of the investment portfolio to higher yielding agency mortgage-backed securities (Agency MBS) within its available-for-sale portfolio.  The tax-exempt municipal loan portfolio also increased significantly compared with the prior year, generating additional interest income.  With this shift in investments and increased loan balances, the Company’s interest income increased $221,905, or 4.0%, for the third quarter of 2014 compared to 2013, and $187,431, or 1.1%, for the first nine months of 2014 compared to the same period in 2013.  In addition, interest expense saw a decline in both periods, further improving net interest income.  Interest expense on deposits, which is the major component of total interest expense, decreased $45,565, or 6.8%, for the third quarter of 2014 compared to the third quarter of 2013, and decreased $252,733, or 11.6%, for the first nine months of 2014 compared to the same period in 2013.  This decrease is attributable to a decrease in the rates paid on interest-bearing deposit accounts, as rates paid on deposits continued to drop throughout the period.  The rate change on the Company’s junior subordinated debentures has now been in effect for a full year, resulting in comparable debenture interest expense figures for both interim periods, with a decrease of $1,389, or 1.4%, for the third quarter of 2014 compared to the same quarter of 2013, and $7,265, or 2.4%, for the first nine months of 2014 compared to the first nine months of 2013. The rate paid on these debentures repriced from a fixed rate of 7.56% through December 15, 2012, to a quarterly adjustable floating rate equal to the 3-month London Interbank Offered Rate (LIBOR) plus 2.85%, or 3.08%, for the third quarter of 2014 compared to 3.13% for the third quarter of 2013.   The Company recorded a provision for loan losses of $135,000 for the third quarter of 2014, compared to $137,500 for the third quarter of 2013, to end the first nine months with total provisions of $405,000 and $463,750 for 2014 and 2013, respectively.  Non-interest income decreased $295,745, or 19.2%, for the third quarter of 2014 compared to the third quarter of 2013, and $534,072, or 12.1%, for the first nine months of 2014 compared to the first nine months of 2013, primarily due to a lower pace of residential loan sales.  Non-interest expense decreased $60,168, or 1.4%, for the third quarter of 2014 compared to the third quarter of 2013 and $267,117, or 1.9%, for the first nine months of 2014 compared to the same period of 2013.  The section below labeled Non-Interest Income and Non-Interest Expense provides a more detailed discussion on the significant components of these two items.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized for the comparison periods.

	Three Months Ended September 30,
	2014	2013
Return on Average Assets	0.96%	0.96%

Return on Average Equity	11.43%	12.00%

	Nine Months Ended September 30,
	2014	2013
Return on Average Assets	0.87%	0.86%

Return on Average Equity	10.59%	11.00%

The following table summarizes the earnings performance and certain balance sheet data of the Company for the periods presented.

SELECTED FINANCIAL DATA (Unaudited)

Balance Sheet Data	September 30,	December 31,	September 30,
	2014	2013	2013

Net loans	$439,391,737	$435,354,440	$427,464,103
Total assets	572,217,942	573,667,404	564,094,499
Total deposits	474,377,808	481,552,569	470,549,584
Borrowed funds	10,175,000	0	8,325,000
Total liabilities	524,117,341	527,531,427	518,841,185
Total shareholders' equity	48,100,600	46,135,977	45,253,314

	Nine Months Ended September 30,
	2014	2013

Operating Data
Total interest income	$17,161,464	$16,974,033
Total interest expense	2,332,295	2,646,626
Net interest income	14,829,170	14,327,407

Provision for loan losses	405,000	463,750
Net interest income after provision for loan losses	14,424,170	13,863,657

Non-interest income	3,895,403	4,429,475
Non-interest expense	13,612,031	13,879,148
Income before income taxes	4,707,542	4,413,984
Applicable income tax expense(1)	974,402	778,929

Net Income	$3,733,140	$3,635,055

Per Common Share Data

Earnings per common share (2)	$0.75	$0.74
Dividends declared per common share	$0.48	$0.42
Book value per common share outstanding, period end	$9.28	$8.81
Weighted average number of common shares outstanding	4,889,086	4,831,084
Number of common shares outstanding, period end	4,915,768	4,854,617

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

The Company’s tax-exempt interest income is derived from municipal investments, which comprised the entire held-to-maturity portfolio of $48,069,627 at September 30, 2014, and $39,218,785 at September 30, 2013.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the quarterly comparison periods presented.

	Three Months Ended September 30,
	2014	2013

Net interest income as presented	$5,068,032	$4,787,710
Effect of tax-exempt income	149,219	127,882
Net interest income, tax equivalent	$5,217,251	$4,915,592

The following tables present average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended September 30,
	2014			2013
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets

Loans (1)	$447,188,920	$5,410,445	4.80%	$429,627,632	$5,264,044	4.86%
Taxable investment securities	30,549,280	103,101	1.34%	42,070,480	80,025	0.75%
Tax-exempt investment securities	46,454,074	438,880	3.75%	35,782,949	376,123	4.17%
Sweep and interest earning accounts	5,309,459	3,507	0.26%	61,793	64	0.41%
Other investments (2)	3,719,450	22,327	2.38%	4,019,850	14,762	1.46%
Total	$533,221,183	$5,978,260	4.45%	$511,562,704	$5,735,018	4.45%

Interest-Bearing Liabilities

Interest-bearing transaction accounts	$105,433,025	$52,569	0.20%	$107,975,682	$57,594	0.21%
Money market accounts	83,269,715	208,247	0.99%	83,595,766	202,774	0.96%
Savings deposits	76,551,055	24,104	0.12%	70,439,724	23,114	0.13%
Time deposits	126,577,310	337,842	1.06%	123,541,718	384,846	1.24%
Federal funds purchased and
other borrowed funds	17,175,217	10,077	0.23%	10,245,815	8,134	0.31%
Repurchase agreements	23,589,412	14,292	0.24%	27,179,946	26,355	0.38%
Capital lease obligations	665,582	13,526	8.13%	732,993	14,868	8.11%
Junior subordinated debentures	12,887,000	100,352	3.09%	12,887,000	101,741	3.13%
Total	$446,148,316	$761,009	0.68%	$436,598,644	$819,426	0.74%

Net interest income		$5,217,251			$4,915,592
Net interest spread (3)			3.77%			3.71%
Net interest margin (4)			3.88%			3.81%

(1)	Included in gross loans are non-accrual loans with an average balance of $5,234,217 and $4,157,661 for the quarters ended September 30, 2014 and 2013, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses.
(2)	Included in other investments is the Company’s FHLBB Stock with an average balance of $2,744,300 and $3,044,700 for the quarters ended September 30, 2014 and 2013, respectively, and dividend payout rates of approximately 1.48% and 0.38%, respectively, per quarter.
(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets increased $21,658,479, or 4.0%, for the third quarter of 2014 compared to the same period of 2013, while the average yield remained stable at 4.45%.  The average volume of loans increased $17,561,288, or 4.1%, while the average yield decreased 6 basis points.  Interest earned on the loan portfolio equaled approximately 90.5% of total interest income for the third quarter of 2014 and 91.8% for the same quarter of 2013.  The increase in the average volume of loans for the third quarter was offset in part by a decrease of $11,521,200, or 27.4%, in the average volume of the taxable investment portfolio (classified as available-for-sale); however the average volume of the tax-exempt investment portfolio (classified as held-to-maturity) increased $10,671,125, or 30.0%, for the same period.

In comparison, the average volume of interest-bearing liabilities for the third quarter of 2014 increased $9,549,672, or 2.1%, over the 2013 comparison period, and the average rate paid on these liabilities decreased 6 basis points.  The largest increase of $6,929,402, or 67.6%, was noted in the average volume of federal funds purchased and other borrowed funds, while an increase of $6,111,331, or 8.7%, was noted in the average volume of savings deposits.  A decrease of $3,590,534, or 13.2%, was observed in the average volume of repurchase agreements while the average volume of interest-bearing transaction accounts declined $2,542,657, or 2.4%.

With the exception of money market accounts, which saw an increase of 3 basis points, all interest bearing accounts saw a reduction in the average rate paid, the most significant being time deposits, which fell 18 basis points compared to the same period a year ago, as maturing deposits continue to re-price at a lower rate.  The average rate paid on repurchase accounts declined 14 basis points, while on Federal funds purchased and other borrowed funds it decreased by 8 basis points.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the comparison nine-month periods presented.

	Nine Months Ended September 30,
	2014	2013

Net interest income as presented	$14,829,170	$14,327,407
Effect of tax-exempt income	405,749	392,764
Net interest income, tax equivalent	$15,234,919	$14,720,171

	Nine Months Ended September 30,
	2014			2013
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets

Loans (1)	$447,730,804	$16,055,124	4.79%	$422,756,037	$15,916,025	5.03%
Taxable investment securities	31,246,004	242,485	1.04%	43,265,845	242,528	0.75%
Tax-exempt investment securities	41,569,017	1,193,380	3.84%	40,210,592	1,155,188	3.84%
Sweep and interest earning accounts	3,829,966	7,587	0.26%	3,477,139	7,933	0.31%
Other investments (2)	3,852,594	68,637	2.38%	4,118,042	45,123	1.46%
Total	$528,228,385	$17,567,213	4.45%	$513,827,655	$17,366,797	4.52%

Interest-Bearing Liabilities

Interest-bearing transaction accounts	$110,824,012	$173,928	0.21%	$113,210,431	$213,361	0.25%
Money market accounts	83,043,872	629,478	1.01%	89,770,981	706,045	1.05%
Savings deposits	74,803,501	70,411	0.13%	68,720,917	74,530	0.15%
Time deposits	126,096,963	1,048,919	1.11%	124,344,086	1,181,533	1.27%
Federal funds purchased and
other borrowed funds	12,457,161	21,126	0.23%	6,720,817	21,386	0.43%
Repurchase agreements	24,971,697	45,275	0.24%	29,122,873	95,408	0.44%
Capital lease obligations	682,818	41,613	8.13%	748,696	45,553	8.11%
Junior subordinated debentures	12,887,000	301,545	3.13%	12,887,000	308,810	3.20%
Total	$445,767,024	$2,332,295	0.70%	$445,525,801	$2,646,626	0.79%

Net interest income		$15,234,919			$14,720,171
Net interest spread (3)			3.75%			3.73%
Net interest margin (4)			3.86%			3.83%

(1)	Included in gross loans are non-accrual loans with an average balance of $4,988,683 and $4,298,002 for the nine months ended September 30, 2014 and 2013, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses.
(2)	Included in other investments is the Company’s FHLBB Stock with an average balance of $2,877,444 and $3,142,892, respectively, for the first nine months of 2014 and 2013, and dividend payout rates of approximately 1.49% and 0.38%, respectively, per quarter.
(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the first nine months of 2014 increased $14,400,730 or 2.8% compared to the same period of 2013, while the average yield decreased 7 basis points.  The average volume of loans increased $24,974,767, or 5.9%, while the average yield decreased 24 basis points.  Interest earned on the loan portfolio equaled 91.4% of total interest income for the first nine months of 2014 and 91.7% for the 2013 comparison period.  The average volume of the taxable investment portfolio (classified as available-for-sale) decreased $12,019,841, or 27.8%, for the same period, while the average yield increased 29 basis points with the shift to higher yielding mortgage backed securities late in the second quarter of 2014.  Sales and maturities within the Company’s taxable investment portfolio helped fund loan growth throughout 2013 and into 2014, accounting for the decrease in these funds for both the third quarter and nine month average volumes.  The average volume of the tax-exempt investment portfolio (classified as held-to-maturity) increased $1,358,425, or 3.4%, between periods, while the average tax equivalent yield remained constant at 3.84% per year.  The average volume of sweep and interest-earning accounts, which is primarily made up of the interest-earning deposit account at the Federal Reserve Bank of Boston (FRBB), increased $352,827, or 10.2%.  These funds have remained stable year to year and relatively low as all excess cash has been used to fund loan growth.

In comparison, the average volume of interest-bearing liabilities for the first nine months of 2014 increased $241,223, or just 0.1% over the 2013 comparison period, and the average rate paid on these liabilities decreased 9 basis points.  The average volume of interest-bearing transaction accounts decreased $2,386,419, or 2.1%, and the average volume of money market funds decreased $6,727,109, or 7.5%, and the average rate paid decreased 4 basis points on both interest-bearing transaction accounts and money market funds.  The average volume carried in the Company’s money market product, an insured cash sweep account (ICS) offered through Promontory Interfinancial Network, increased $1,437,580, or 9.0%, year over year from $15,947,125 in 2013 to $17,384,705 in 2014, while the average volume in the Company’s non-arbitrage borrowing account offered to municipal customers decreased $5,522,717, or 21.1%.  The decrease in these municipal deposits is due in part to a change in the pricing strategy of the Company.  Offsetting these decreases were increases in three of the Company’s interest-bearing liability accounts with the largest increase of $6,082,584, or 8.9%, noted in the average volume of savings accounts, followed by federal funds purchased and other borrowed funds with an increase of $5,736,344, or 85.4%, and then time deposits with an increase of $1,752,877, or 1.4%, in the average volume for the first nine months of 2014 compared to the first nine months of 2013.  The increase in average time deposit volume is due entirely to the use of brokered time deposits; retail time deposit balances continue to decline with the shift to non-maturity deposits such as savings accounts. Decreases are noted in the average rate paid on these interest-bearing liabilities, with federal funds purchased and other borrowed funds, along with repurchase accounts, reporting the biggest decreases of 20 basis points each.  Interest paid on time deposits comprised 45.0% and 44.6%, respectively, of total interest expense for the first nine months of 2014 and 2013.  As mentioned above, the increase in the average volume of savings deposits is primarily due to a shift in customer deposits, as it appears that customers may be waiting for more favorable rates from other interest-bearing accounts.  The Company drew down FHLBB advances totaling $17,000,000 in both short-term and long-term categories in the first and second quarters of 2014, and as of September 30, 2014, $10,175,000 remained outstanding, including an overnight advance of $2,175,000, accounting for the increase in the average balance of these funds in both the third quarter and nine month comparison periods.

The prolonged low interest rate environment has resulted in continued pressure on the Company’s net interest spread and margin.  The Company’s earning assets are being replaced and repricing to lower interest rates, while the opportunity to reduce rates further on non-maturing interest-bearing deposits is more limited, given the already low rates paid on deposits.  Between the third quarter comparison periods of 2014 and 2013 the average yield in interest-earning assets stayed flat, while the average rate paid on interest-bearing liabilities decreased 6 basis points and in the nine month comparison periods of 2014 and 2013, decreases of 7 basis points and 9 basis points, respectively, were noted.  The cumulative results of all these changes were increases of 6 basis points in the net interest spread and 7 basis points in net interest margin for the third quarter comparison periods of 2014 and 2013, and an increase of 2 basis points in the net interest spread and 3 basis points in the net interest margin for the nine month comparison periods of 2014 and 2013.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2014 and 2013 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense
	Three Months Ended September 30,			Nine Months Ended September 30,
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$(68,722)	$215,123	$146,401	$(800,493)	$939,592	$139,099
Taxable investment securities	61,989	(38,913)	23,076	93,455	(93,498)	(43)
Tax-exempt investment securities	(49,404)	112,161	62,757	(823)	39,015	38,192
Sweep and interest earning accounts	(1,980)	5,423	3,443	(1,164)	818	(346)
Other investments	9,367	(1,802)	7,565	28,239	(4,725)	23,514
Total	$(48,750)	$291,992	$243,242	$(680,786)	$881,202	$200,416

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$(3,743)	$(1,282)	$(5,025)	$(35,685)	$(3,748)	$(39,433)
Money market accounts	6,287	(814)	5,473	(25,749)	(50,818)	(76,567)
Savings deposits	(1,013)	2,003	990	(10,943)	6,824	(4,119)
Time deposits	(56,492)	9,488	(47,004)	(149,264)	16,650	(132,614)
Federal funds purchased and other
borrowed funds	(3,471)	5,414	1,943	(18,709)	18,449	(260)
Repurchase agreements	(9,891)	(2,172)	(12,063)	(42,681)	(7,452)	(50,133)
Capital lease obligations	39	(1,381)	(1,342)	66	(4,006)	(3,940)
Junior subordinated debentures	(1,389)	0	(1,389)	(7,265)	0	(7,265)
Total	$(69,673)	$11,256	$(58,417)	$(290,230)	$(24,101)	$(314,331)

Changes in net interest income	$20,923	$280,736	$301,659	$(390,555)	$905,303	$514,748

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented are as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	$	%	2014	2013	$	%

Service fees	$666,851	$702,671	$(35,820)	-5.10%	$1,972,636	$1,889,603	$83,033	4.39%
Income from sold loans	226,279	396,770	(170,491)	-42.97%	735,739	1,236,295	(500,556)	-40.49%
Other income from loans	149,444	203,941	(54,497)	-26.72%	415,910	537,630	(121,720)	-22.64%
Net realized (loss) gain on sale
of securities available-for-sale	6,010	(5,521)	11,531	-208.86%	27,838	(5,521)	33,359	-604.22%
Income from CFSG Partners	61,488	57,814	3,674	6.35%	224,748	196,216	28,532	14.54%
Rental income on OREO properties	2,926	2,228	698	31.33%	52,733	40,878	11,855	29.00%
Exchange income	36,000	43,000	(7,000)	-16.28%	101,000	92,000	9,000	9.78%
SERP fair value adjustment	(15,742)	34,224	(49,966)	-146.00%	28,996	96,904	(67,908)	-70.08%
Other income	111,424	105,298	6,126	5.82%	335,803	345,470	(9,667)	-2.80%
Total non-interest income	$1,244,680	$1,540,425	$(295,745)	-19.20%	$3,895,403	$4,429,475	$(534,072)	-12.06%

Total non-interest income decreased $295,745 for the third quarter of 2014 versus the same quarter last year, and $534,072 for the first nine months of 2014 compared to the first nine months of 2013, with significant changes noted in the following:

●
Service fees declined $35,820 for the third quarter compared with 2013 as a result of lower overdraft fee income, paper statement fee income, and service charges. Year to date results show an increase of $83,033 compared with the same period in 2013, due primarily to higher paper statement fees of $63,340, which were not introduced until June 2013.  Paper statement fees have declined on a monthly basis since inception as more customers shift to online banking; however this also results in lower account maintenance and postage costs incurred by the Company.

●
Income from sold loans decreased $170,491 for the quarter and $500,556 year over year, which is attributable to a decrease in secondary market sales, as the pace of refinancing continued to slow throughout 2014.  Proceeds from sale of loans held-for-sale amounted to $15,779,107 for the first nine months of 2014 compared to $23,373,876 for the first nine months of 2013.

●
Other income from loans decreased $54,497 for the quarter and $121,720 year over year due primarily to a decrease in residential loan documentation fees.  Residential mortgage loan activity has been very slow during the first nine months of 2014, generating less income from the document fee process and resulting in a decrease of $14,230, or 26.7%, quarter over quarter and $92,069, or 49.5%, year over year.  Commercial loan documentation fee income decreased $34,471, or 34.4%, compared with the third quarter in 2013, and was down $18,528, or 8.3%, year over year as the rate of growth in commercial lending has slowed compared with the prior year.

●
Income from the Company’s trust and investment management affiliate, Community Financial Services Group (CFSG Partners), increased $3,674 for the quarter and $28,532 year to date due in part to an increase in the client base and assets under management, as well as an increase in the market value for various investments.  CFSG Partners is compensated chiefly through fees based on the assets under management from its clients.

●
The Supplemental Employee Retirement Program (SERP) fair value adjustment decreased $49,966, or 146.0%, for the quarter and $67,908, or 70.1%, year over year. A decrease in the market value of the Company’s SERP investment account was recognized during the first and third quarters of 2014, offsetting a gain seen in the second quarter.

Non-interest Expense

The components of non-interest expense for the periods presented are as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	$	%	2014	2013	$	%

Salaries and wages	$1,575,000	$1,610,697	$(35,697)	-2.22%	$4,875,000	$4,877,483	$(2,483)	-0.05%
Employee benefits	481,523	487,384	(5,861)	-1.20%	1,686,221	1,719,128	(32,907)	-1.91%
Occupancy expenses, net	591,665	582,507	9,158	1.57%	1,899,706	1,893,804	5,902	0.31%
Other expenses
Computer outsourcing	103,791	75,443	28,348	37.58%	313,380	99,824	213,556	213.93%
Service contracts - administrative	104,324	123,777	(19,453)	-15.72%	330,052	437,023	(106,971)	-24.48%
Telephone expense	81,179	81,367	(188)	-0.23%	244,897	276,287	(31,390)	-11.36%
Loss on limited partnerships	110,958	117,769	(6,811)	-5.78%	332,874	356,215	(23,341)	-6.55%
Collection & non-accruing loan
expense	46,500	34,950	11,550	33.05%	41,674	91,449	(49,775)	-54.43%
OREO expense	30,000	40,026	(10,026)	-25.05%	78,563	122,078	(43,515)	-35.65%
Debit Cards/ATM Cards Losses	5,879	39,786	(33,907)	-85.22%	22,506	106,446	(83,940)	-78.86%
ATM Fees	86,746	100,889	(14,143)	-14.02%	272,815	309,002	(36,187)	-11.71%
State Deposit Tax	136,576	102,165	34,411	33.68%	407,639	431,546	(23,907)	-5.54%
Other miscellaneous expenses	1,057,287	1,074,836	(17,549)	-1.63%	3,106,704	3,158,865	(52,161)	-1.65%
Total non-interest expense	$4,411,428	$4,471,596	$(60,168)	-1.35%	$13,612,031	$13,879,148	$(267,117)	-1.92%

Total non-interest expense decreased $60,168 for the third quarter of 2014 compared to the third quarter of 2013 and $267,117 for the first nine months of 2014 compared to the same period in 2013, with significant changes noted in the following:

●
Computer outsourcing increased $28,349, or 37.6%, for the quarter and $213,556, or 213.9%, year over year. The Company began outsourcing its data processing operations at the end of the fourth quarter of 2012, but due to incentive credits received for various functions, the Company did not incur data processing expenses until late in the third quarter of 2013.  Outsourcing of the core processing function has provided the opportunity for the existing information technology staff to take on additional duties and roles in response to regulatory and industry changes.

●
Service contracts – administrative decreased $19,453, or 15.7%, for the quarter and $106,970, or 24.5%, year over year.  Payments under our service contract with our core processor decreased upon implementation of the computer outsourcing accounting for the decreases in both comparison periods.

●
Collections & non-accruing loan expense increased $11,550 for the quarter, but year to date totaled $49,775 less than the same period in 2013 with improvement in asset quality and recoveries during the year.

●	OREO expense year to date is down $43,515, or 35.6%, compared with the same period in 2013, as the bank held fewer properties in OREO that required significant carrying costs.

●
Debit Cards/ATM losses remain well under 2013 levels for both the third quarter and year to date.  The decrease is generally attributable to a new processor that utilizes sophisticated fraud detection tools to minimize fraudulent transactions from being approved.

Losses related to limited partnership investments are included in other miscellaneous expenses in the table above and amounted to $110,958 and $117,769 for the third quarters of 2014 and 2013, respectively and $332,874 and $356,215 for the first nine months of 2014 and 2013, respectively.  These investments provide tax benefits, including tax credits, and are designed to provide an effective yield between 8% and 10%.

Losses relating to the Company’s New Market Tax Credit (NMTC) investment are recorded as a separate component of tax expense and for the third quarter of 2014 amounted to $36,822 compared to $25,347 for the third quarter of 2013, with tax credits amounting to $33,805 and $28,175, respectively.  NMTC losses amounted to $110,466 for the first nine months of 2014 and $76,041 for the first nine months of 2013, with tax credits of $101,425 and $84,521, respectively.  The Company amortizes these investments under the effective yield method.

APPLICABLE INCOME TAXES

The provision for income taxes increased $24,989, or 6.9%, for the third quarter of 2014 compared to the third quarter of 2013, with provisions of $389,095 and $364,106, respectively.  An increase of $195,473, or 25.1%, is noted for the first nine months of 2014 compared to the first nine months of 2013, with respective provisions totaling $974,402 and $778,929.  In both comparison periods the increase was primarily due to higher income before taxes.  Income before taxes was $1,766,284 for the third quarter of 2014 and $1,719,039 for the third quarter of 2013, with tax credits of $161,940 and $161,166, respectively.  Income before taxes amounted to $4,707,542 for the first nine months of 2014 compared to $4,413,985 for the first nine months of 2013 with tax credits totaling $485,820 and $483,501, respectively.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	September 30, 2014		December 31, 2013		September 30, 2013
Assets
Loans	$443,988,630	77.59%	$439,908,926	76.68%	$431,981,787	76.58%
Securities available-for-sale	29,167,525	5.10%	35,188,602	6.13%	35,452,071	6.28%
Securities held-to-maturity	48,069,627	8.40%	37,936,911	6.61%	39,218,785	6.95%

Liabilities
Time deposits	$117,200,143	20.48%	$120,951,539	21.08%	$122,136,016	21.65%
Savings deposits	77,402,718	13.53%	69,906,147	12.19%	70,668,274	12.53%
Demand deposits	87,206,528	15.24%	82,156,154	14.32%	80,465,454	14.26%
Interest-bearing transaction accounts	109,045,395	19.06%	126,578,052	22.06%	113,732,525	20.16%
Money market accounts	83,523,024	14.60%	81,960,677	14.29%	83,547,315	14.81%
Federal funds purchased	2,175,000	0.38%	0	0.00%	8,325,000	1.48%
Short-term advances	8,000,000	1.40%	0	0.00%	0	0.00%

The Company's loan portfolio increased throughout the comparison periods with increases of $4,079,704, or 0.9%, from December 31, 2013 to September 30, 2014, and $12,006,843, or 2.8%, year over year.  This increase is due to strong commercial loan growth during the fourth quarter of 2013 and the first quarter of 2014.  The Company set goals to increase its commercial loan portfolio, and with the help of a seasoned commercial lending team with a strong presence in the small business community, these goals are becoming a reality.  Most of the growth in the commercial loan portfolio has occurred in the Company’s Washington County (Central Vermont) market.  Securities available-for-sale decreased $6,021,077, or 17.1%, from December 31, 2013 to September 30, 2014, and $6,284,546, or 17.7%, year over year. During 2013 and continuing throughout the first nine months of 2014 as loan demand increased, the Company used sales, calls and maturities from its available-for-sale portfolio to help fund this loan growth, contributing to the decrease in both periods.  Securities held-to-maturity increased $10,132,716, or 26.7%, during the first nine months of 2014, and $8,850,842, or 22.6%, year over year.  Held-to-maturity securities are made up of investments from the Company’s municipal customers in its service areas.  The increase is due to a higher volume in non-arbitrage lending as well as traditional loans and lines of credit, with several new municipal customers obtained during the year.

Total deposits decreased $7,174,761, or 1.5%, from December 31, 2013 to September 30, 2014 but increased $3,828,224, or 0.8%, year over year.  Time deposits decreased $3,751,396, or 3.1%, from December 31, 2013 to September 30, 2014 and $4,935,873, or 4.0%, year over year as retail customers continue to roll maturing funds into non-maturity deposits.  As a result, savings deposits increased in both comparison periods; $7,496,571 or 10.7% year to date, and $6,734,444, or 9.5%, year to year.  Demand deposits increased $5,050,374, or 6.2%, during the first nine months of 2014, and increased $6,741,074, or 8.4%, year to year.  Business demand deposits increased $6,133,172, or 12.5%, year to year, explaining much of the overall increase.  Interest-bearing transaction accounts decreased $17,532,657, or 13.9%, during the first nine months of 2014, and $4,687,130, or 4.1%, year to year.  The seasonal runoff of government agency accounts is reflected in the decrease in interest-bearing transaction accounts during the first nine months of 2014.  Money market accounts increased $1,562,347, or 1.9%, for the first nine months of 2014 and decreased $24,291 year to year.  Short term borrowings from the FHLBB totaling $10,175,000 were up $1,850,000, or 22.2%, from the same period in 2013, as loan growth outpaced deposit gathering, compared with no borrowing need at December 31, 2013 following the cyclical receipt of municipal deposits typically occurring in the fourth quarter of the year.

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

Under the Company’s rate sensitivity modeling, in the current flat rate environment, NII levels are projected to be flat as the downward pressure on asset yields is projected to slow down as cash flow is replaced at equal yields.  Funding costs are expected to provide slight relief as longer-term funding is retired and replaced at current rates.  In a rising rate environment, NII is expected to trend upward as the short-term asset base (cash and adjustable rate loans) quickly cycle upward while the retail funding base (deposits) lags the market.  If rates paid on deposits have to be increased more and/or more quickly than projected, the expected benefit to rising rates would be reduced.  In a falling rate environment, NII is expected to trend in-line with the current rate environment scenario for the first year of the simulation as asset yield erosion is offset by decreasing funding costs.  Thereafter, net interest income is projected to experience sustained downward pressure as funding costs reach their assumed floors and asset yields continue to reprice into the lower rate environment.

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning September 30, 2014:

Rate Change	Percent Change in NII

Down 100 basis points	-.60%

Up 200 basis points	5.50%

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

As of September 30, 2014, the residential mortgage portfolio, including first mortgages and junior liens, accounted for 47.3% of the Company’s loan portfolio, down from 50.9% a year ago, consistent with the company’s strategy to grow the commercial loan portfolio.  The drop is also attributable to the increase in long-term interest rates that brought to an end the large volume of refinance activity seen in recent years. The Company originates and services a mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loan products such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (“PMI”).  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  Junior lien home equity products make up approximately 21% of the residential mortgage portfolio with maximum loan-to-value ratios (including senior liens) of 80%.  The residential mortgage portfolio has had satisfactory performance in light of the depth of the latest recession and the slow recovery; portfolio performance improved throughout 2013 and has been stable thus far in 2014.

The Company’s strategy is to continue growing the commercial & industrial and commercial real estate portfolios. Consistent with the strategic focus on commercial lending, both segments saw solid growth during 2013 that has continued into 2014.  Commercial & industrial and commercial real estate loans together comprised 46.9% of the Company’s loan portfolio at September 30, 2013, growing to 48.3% at December 31, 2013 and 51.0% at September 30, 2014.  The increase in the size of the commercial loan portfolio has also increased geographic diversification, with much of the growth in commercial loans occurring in central Vermont, the Company’s newest market and in Chittenden County.

Risk in the Company’s commercial & industrial and commercial real estate loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the U.S. Small Business Administration and USDA Rural Development. At September 30, 2014, the Company had $26,193,676 in guaranteed loans with guaranteed balances of $20,623,067, compared to $25,150,175 in guaranteed loans with guaranteed balances of $20,044,091 at December 31, 2013 and $26,299,484 in guaranteed loans with guaranteed balances of $20,898,326 at September 30, 2013.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	September 30, 2014		December 31, 2013		September 30, 2013

Commercial & industrial	$63,959,230	14.41%	$55,619,285	12.64%	$55,500,735	12.85%
Commercial real estate	162,275,498	36.55%	156,935,803	35.67%	147,280,787	34.09%
1 - 4 family residential - 1st lien	165,662,426	37.31%	172,847,074	39.30%	174,508,009	40.40%
1 - 4 family residential - Jr lien	44,147,861	9.94%	45,687,405	10.39%	45,279,400	10.48%
Consumer	7,943,615	1.79%	8,819,359	2.00%	9,412,856	2.18%
Total loans	443,988,630	100.00%	439,908,926	100.00%	431,981,787	100.00%
Deduct (add):
Allowance for loan losses	4,885,791		4,854,915		4,799,431
Unearned loan fees	(288,898)		(300,429)		(281,747)
	4,596,893		4,554,486		4,517,684
Net loans	$439,391,737		$435,354,440		$427,464,103

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

The Company’s non-performing assets decreased $43,758 or 0.65% during the first nine months of 2014. Through mid-year 2014 the decrease in residential non-performing loans resulting principally from loan payoffs and had been largely offset with the transfer of one commercial loan relationship into non-accrual status during the second quarter. Third quarter activity saw non-performing levels remain relatively unchanged. Claims receivable on related government guarantees were $146,062 at September 30, 2014 compared to $318,906 at September 30, 2013.

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	September 30, 2014		December 31, 2013		September 30, 2013

Loans past due 90 days or
more and still accruing
Commercial & industrial	$0	0.00%	$21,902	0.32%	$0	0.00%
Commercial real estate	5,313	0.08%	5,313	0.08%	50,965	0.78%
Residential real estate - 1st lien	554,327	8.28%	817,109	12.12%	344,193	5.30%
Residential real estate - Jr lien	57,385	0.86%	56,040	0.83%	62,359	0.96%
Consumer	8,859	0.13%	7,784	0.12%	8,755	0.13%
Total	625,884	9.35%	908,148	13.47%	466,272	7.17%

Non-accrual loans (1)
Commercial & industrial	1,068,390	15.95%	527,105	7.82%	493,272	7.60%
Commercial real estate	1,754,002	26.19%	1,403,541	20.82%	1,740,350	26.80%
Residential real estate - 1st lien	1,740,509	25.99%	2,203,106	32.69%	1,999,274	30.79%
Residential real estate - Jr lien	410,187	6.13%	593,125	8.80%	669,292	10.31%
Total	4,973,088	74.26%	4,726,877	70.13%	4,902,188	75.50%

Other real estate owned	1,097,820	16.39%	1,105,525	16.40%	1,125,105	17.33%

Total	$6,696,792	100.00%	$6,740,550	100.00%	$6,493,565	100.00%

(1)  No consumer loans were in non-accrual status as of the consolidated balance sheet dates.  In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due.

As of the balance sheet dates, the Company was not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

The Company’s Troubled Debt Restructurings (TDRs) are principally a result of extending loan repayment terms to relieve cash flow difficulties. The Company has only infrequently reduced interest rates for borrowers below the current market rate. The Company has not forgiven principal or reduced accrued interest within the terms of original restructurings, nor has it converted variable rate terms to fixed rate terms.  Management evaluates each TDR situation on its own merits and does not foreclose the granting of any particular type of concession. The Non-Performing Assets table above includes 15 TDRs totaling $1,848,277 that were past due 90 days or more or in non-accrual status as of September 30, 2014, compared to 12 TDRs totaling $1,847,266 as of December 31, 2013 and 10 TDRs totaling $1,786,058 as of September 30, 2013.  The remainder of the Company’s TDRs consist of 15 residential mortgage loans, one home equity loan and one commercial real estate loan totaling $1,643,037 at September 30, 2014 compared to 10 residential mortgage loans, two commercial real estate loans and three commercial & industrial loans totaling $1,312,260 at December 31, 2013 and eight residential loans, two commercial real estate loans, and three commercial & industrial loans totaling $1,219,202 at September 30, 2013.

The Company’s OREO portfolio at September 30, 2014 consisted of three residential and one commercial property acquired through the normal foreclosure process, compared to three residential and two commercial properties at December 31, 2013 and two residential properties, three commercial properties, and one parcel of raw land at September 30, 2013.  During the second quarter of 2014, the Company took control of one vacant residential property which was sold during the third quarter of 2014 and acquired a residential property through normal proceedings during the third quarter.  The Company sold one of the commercial properties taken into the portfolio during the fourth quarter of 2013 and one of the residential properties that the Bank has owned since 2012, resulting in a slight decrease in OREO, as of the end of the third quarter of 2014, with an OREO portfolio of $1,097,820.

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

When establishing the allowance each quarter the Company applies a combination of historical loss factors and qualitative factors to loan segments, including residential first and junior lien mortgages, commercial real estate, commercial & industrial, and consumer loan portfolios. No changes were made to the allowance methodology during the first nine months of 2014. The Company will shorten or lengthen its look back period for determining average portfolio historical loss rates as the economy either contracts or expands; during a period of economic contraction, a shortening of the look back period may more conservatively reflect the current economic climate. The highest loss rates experienced for the look back period are applied to the various segments in establishing the allowance.

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

The following table summarizes the Company's loan loss experience for the periods presented:

	Nine Months Ended September 30,
	2014	2013

Loans outstanding, end of period	$443,988,630	$431,981,787
Average loans outstanding during period	$447,730,804	$422,756,037
Non-accruing loans, end of period	$4,973,088	$4,902,188
Non-accruing loans, net of government guarantees	$4,197,699	$4,319,917

Allowance, beginning of period	$4,854,915	$4,312,080
Loans charged off:
Commercial & industrial	(115,095)	(61,614)
Commercial real estate	(154,919)	(124,849)
Residential real estate - 1st lien	(28,382)	(7,009)
Residential real estate - Jr lien	(33,875)	0
Consumer loans	(90,024)	(36,655)
Total loans charged off	(422,295)	(230,127)
Recoveries:
Commercial & industrial	5,265	2,117
Commercial real estate	0	185,791
Residential real estate - 1st lien	12,823	11,764
Residential real estate - Jr lien	180	21,230
Consumer loans	29,903	32,826
Total recoveries	48,171	253,728
Net loans (charged off) recovered	(374,124)	23,601
Provision charged to income	405,000	463,750
Allowance, end of period	$4,885,791	$4,799,431

Net charge offs to average loans outstanding	0.084%	-0.006%
Provision charged to income as a percent of average loans	0.090%	0.110%
Allowance to average loans outstanding	1.091%	1.135%
Allowance to non-accruing loans	98.245%	97.904%
Allowance to non-accruing loans net of government guarantees	116.392%	111.100%

With the 2013 improvements in delinquency and criticized and classified levels, the Company decreased its provision during the first nine months of 2014, resulting in a provision of $405,000 for the nine months ended September 30, 2014 compared to $463,750 for the same period in 2013, a decrease of $58,750 or 12.7%.  The Company’s allowance coverage of non-accruing loans as of the end of the third quarter of 2014 reflected a slight increase year over year as did the coverage of non-accruing loans net of government guarantees.  The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

Specific allocations to the allowance are made for certain impaired loans. Impaired loans include loans to a borrower that in aggregate are greater than $100,000 and that are in non-accrual status. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including interest and principal, according to the contractual terms of the loan agreement. The Company will review all the facts and circumstances surrounding non-accrual loans and on a case-by-case basis may consider loans below the threshold as impaired when such treatment is material to the financial statements.  See Note 5 to the accompanying unaudited interim consolidated financial statements for information on the recorded investment in impaired loans and their related allocations.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first nine months of 2014, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk were as follows:

	Contract or Notional Amount
	September 30, 2014	December 31, 2013

Unused portions of home equity lines of credit	$23,806,259	$21,961,527
Other commitments to extend credit	49,434,863	41,230,202
Residential construction lines of credit	3,300,832	2,010,417
Commercial real estate and other construction lines of credit	8,626,153	15,592,702
Standby letters of credit and commercial letters of credit	1,669,756	1,655,469
Recourse on sale of credit card portfolio	275,000	276,650
MPF credit enhancement obligation, net of liability recorded	1,002,943	1,543,211

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits purchased through the CDARS program provide an alternative funding source when needed.  Such deposits are generally considered a form of brokered deposits.  During the first three quarters of 2014, the Company utilized one-way CDARS purchases with a balance of $1,331,346 as of September 30, 2014, compared to no one-way CDARS purchases at December 31, 2013 or at September 30, 2013.  In addition, two-way CDARS deposits allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members.  At September 30, 2014, the Company reported $1,107,608 in two-way CDARS deposits representing exchanged deposits with other CDARS participating banks, compared to $1,103,008 at December 31, 2013 and $1,101,465 at September 30, 2013.  The balance in ICS deposits was $17,309,810 at September 30, 2014, compared to $17,290,435 at December 31, 2013 and $14,927,159 at September 30, 2013.

The Company has a Borrower-in-Custody (“BIC”) arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available credit line of $79,201,886, $74,929,216, and $76,626,565, respectively, at September 30, 2014, December 31, 2013 and September 30, 2013.  Credit advances in this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 75 basis points.  The Company had no outstanding advances against this credit line during any of the respective comparison periods.

The Company has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 at September 30, 2014, December 31, 2013 and September 30, 2013.  Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.  In addition, at September 30, 2014, December 31, 2013 and September 30, 2013, additional borrowing capacity of approximately $67,179,563, $72,556,030 and $74,008,675, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgages).

The Company has an unsecured credit line with one of its correspondent banks with an available line of $3,000,000 at September 30, 2014, December 31, 2013 and September 30, 2013.  During the first quarter of 2014, the Company established an additional unsecured credit line with a different correspondent bank with an available line of $4,000,000 as of September 30, 2014.  There were no outstanding advances against either of these lines during any of the respective comparison periods.

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	September 30,	December 31,	September 30,
	2014	2013	2013
Short-Term Advances
FHLBB term advance, 0.22% fixed rate, due October 3, 2014	$8,000,000	$0	$0
	8,000,000	0	0
Overnight Borrowings
Federal funds purchased (FHLBB), 0.3125% and 0.3125%	2,175,000	0	8,325,000

Total Advances and Overnight Borrowings	$10,175,000	$0	$8,325,000

The following table illustrates the changes in shareholders' equity from December 31, 2013 to September 30, 2014:

Balance at December 31, 2013 (book value $8.96 per common share)	$46,135,977
Net income	3,733,140
Issuance of stock through the Dividend Reinvestment Plan	669,850
Dividends declared on common stock	(2,344,289)
Dividends declared on preferred stock	(60,938)
Change in unrealized loss on available-for-sale securities, net of tax	(33,140)
Balance at September 30, 2014 (book value $9.28 per common share)	$48,100,600

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

As of September 30, 2014, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded all applicable consolidated regulatory capital guidelines.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as applicable regulatory capital requirements, as of September 30, 2014 and December 31, 2013:

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions(1):
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2014
Total capital (to risk-weighted assets)
Company	$53,537	13.45%	$31,855	8.00%	N/A	N/A
Bank	$52,912	13.31%	$31,809	8.00%	$39,762	10.00%

Tier I capital (to risk-weighted assets)
Company	$47,884	12.03%	$15,928	4.00%	N/A	N/A
Bank	$47,982	12.07%	$15,905	4.00%	$23,857	6.00%

Tier I capital (to average assets)
Company	$47,884	8.44%	$22,703	4.00%	N/A	N/A
Bank	$47,982	8.46%	$22,682	4.00%	$28,352	5.00%

December 31, 2013:
Total capital (to risk-weighted assets)
Company	$51,304	13.09%	$31,365	8.00%	N/A	N/A
Bank	$50,765	12.97%	$31,314	8.00%	$39,143	10.00%

Tier I capital (to risk-weighted assets)
Company	$45,027	11.48%	$15,682	4.00%	N/A	N/A
Bank	$45,873	11.72%	$15,657	4.00%	$23,486	6.00%

Tier I capital (to average assets)
Company	$45,027	8.04%	$22,409	4.00%	N/A	N/A
Bank	$45,873	8.20%	$22,386	4.00%	$27,983	5.00%

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of September 30, 2014, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of September 30, 2014 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to purchases of the Company’s common stock during the quarter ended September 30, 2014, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
				Number of
				Shares That May
			Total Number of	Yet
			Shares	Be Purchased
			Purchased	Under
	Total Number	Average	as Part of	the Plan at the
	of Shares	Price Paid	Publicly	End
For the period:	Purchased(1)(2)	Per Share	Announced Plan	of the Period

July 1 - July 31	0	$0.00	N/A	N/A
August 1 - August 31	0	0.00	N/A	N/A
September 1 - September 30	5,170	14.50	N/A	N/A
Total	5,170	$14.50	N/A	N/A

(1)  All 5,170 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2)  Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's Dividend Reinvestment Plan.

ITEM 6. Exhibits

The following exhibits are filed with this report:

Exhibit 31.1 - Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Chief Financial Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101--The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the interim periods ended September 30, 2014 and 2013, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: November 13, 2014	/s/ Stephen P. Marsh
Stephen P. Marsh, Chairman, President
& Chief Executive Officer

DATED: November 13, 2014	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)