Form 10-K
period 2014-12-31
COMMUNITY BANCORP /VT
filed 2015-03-24
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑

As of June 30, 2014 the aggregate market value of the voting stock held by non-affiliates of the registrant was $65,068,290, based on a per share trade price on June 30, 2014 of $14.25, as reported on the OTC Link ATS® system maintained by the OTC Markets Group Inc.  For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant.  However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 4,932,765 shares outstanding of the issuer's class of common stock as of the close of business on March 11, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 2014 are incorporated by reference to Part I of this Report.
Portions of the Annual Report to Shareholders for the year ended December 31, 2014 are incorporated by reference to Part II of this report.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2015 are incorporated by reference to Part III of this report.

FORM 10-K ANNUAL REPORT

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

●
Retail Banking – The Company provides a full-range of consumer banking services, including checking accounts, savings programs, automated teller machines (ATMs), debit/credit cards, night deposit facilities and online, mobile and telephone banking.

The Company focuses on establishing and maintaining long-term relationships with customers and is committed to providing for the financial services needs of the communities it serves.  In particular, the Company continues to emphasize its relationships with individual customers and small-to-medium-sized businesses.  The Company actively evaluates the banking needs of its markets, including low- and moderate-income areas, and offers products that are responsive to the needs of its customer base.  The Company’s markets provide a mix of real estate, commercial and industrial, municipal and consumer lending opportunities, as well as a stable core deposit base.  Additional information about our business, including the Company’s deposit-taking activities, lending activities and credit and risk management policies, is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report to Shareholders for 2014 filed as Exhibit 13 to this Report and is incorporated herein by reference.

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

Competition

All of the Bank's offices are located in northern and central Vermont.  The Bank’s main office is located in Derby, in Orleans County.  In addition to its main office, the Bank has four other banking offices in Orleans County, one office in Essex County, four offices in Caledonia County, two offices in Washington County and one office each in Franklin and Lamoille Counties. (See Part I, Item 2 (Properties) of this report.)

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

Employees

As of December 31, 2014, the Company did not have any employees at the holding company level.  However, as of such date, the Bank employed 130 full-time employees and 14 part-time employees.  The Bank is not a party to any collective bargaining agreement and management of the Bank considers its employee relations to be good.

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

Dodd–Frank Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) represents a comprehensive revision and restructuring of many aspects of financial services industry regulation and impacts practically all aspects of a banking organization.  Implementation of the Dodd-Frank Act continued throughout 2014, including through various agency rulemakings.  Many of the provisions of the Dodd-Frank Act are designed to reduce systemic risk from large, complex “systemically significant” financial institutions, and thus do not apply to a smaller banking organization such as the Company.  Nevertheless, certain of its provisions do directly apply to the Company and others will indirectly impact its operations, as the Dodd-Frank Act continues to reshape the financial services environment.  Among other things, the Act:

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

Capital. The Company and the Bank are required under federal law to maintain certain capital levels. The federal banking agencies have issued substantially similar risk-based and leverage capital requirements applicable to banking organizations they supervise. Under the requirements applicable during 2014 and prior periods, (which, for community banking organizations such as the Company, are replaced by new rules, described below, beginning January 1, 2015), the Company and the Bank are required to maintain certain capital standards based on ratios of capital to assets and capital to risk-weighted assets. The requirements define an institution’s total qualifying capital as having two components: Tier 1 capital, which must be at least 50% of total qualifying capital and mainly comprises common equity, retained earnings, qualifying preferred stock and (for community banking organizations) qualifying trust preferred securities, less certain intangibles; and Tier 2 capital, which may include the allowance for loan losses up to a maximum of 1.25% of risk weighted assets, qualifying subordinated debt, qualifying preferred stock, hybrid capital instruments and up to 45% of net unrealized gains on available-for-sale equity securities. The requirements also define the weights assigned to assets and off-balance sheet items to determine the risk weighted asset components of the risk-based capital rules.

Under the foregoing requirements, the minimum capital standards that must be met by any bank holding company or bank include a Tier 1 capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a leverage capital ratio of at least 4% (except for those institutions with the highest regulatory ratings and not experiencing significant growth or expansion). Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institutions ability to manage those risks, are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy.

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

Pursuant to the various directives, the federal banking agencies have issued revised capital rules that change the leverage and risk-based capital requirements (including the prompt corrective action framework), which become effective for community banking organizations such as the Company as of January 1, 2015. Under these final rules, the definition of the regulatory capital components and minimum capital requirements will materially change. Among the most important of these changes is the addition of a new common equity Tier 1 risk-based capital ratio of 4.5%, and the increase in the overall Tier 1 risk-based capital ratio to 6%. Certain deductions from common equity will be expanded and others, including mortgage servicing assets and deferred tax assets subject to temporary timing differences, will be subject to threshold deductions. In addition, the federal banking agencies are requiring a capital conservation buffer of up to 2.5% above each of the capital ratio requirements (common equity tier 1, tier 1, and total risk-based capital) which must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. When the Basel III capital rules are fully phased in on January 1, 2019, a banking organization would need to maintain a common equity Tier 1 capital ratio greater than 7.0%, a Tier 1 capital ratio greater than 8.5% and a total risk-based capital ratio greater than 10.5%, otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments to its executive management. The agency rulemakings also change the risk-weighting of certain assets, including “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

The Company’s tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 8.62%, 12.31% and 13.66%, respectively, at December 31, 2014.  The Company’s capital ratios exceeded all applicable regulatory requirements at December 31, 2014.  The Bank’s tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 8.61%, 12.30% and 13.54%, respectively, at December 31, 2014.  As of such date, each of these ratios exceeded the applicable regulatory guidelines for a well-capitalized institution, the highest regulatory capital category. In addition, management has modeled the potential impact of the Basel III capital rules on the Company and believes that, as of December 31, 2014, the Company and the Bank would meet all applicable capital adequacy requirements under the Basel III capital standards on a fully-phased in basis as if such requirements were currently in effect.

The Basel III capital standards also revised the FDIC’s “prompt corrective action” requirements (see “Prompt Corrective Action” below).

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

SEC Regulatory Relief for Smaller Reporting Companies.  In December 2007, the SEC adopted amendments to its disclosure and reporting rules to extend to more public companies the benefits of the simplified and less rigorous disclosure requirements previously applicable only to “small business issuers.”  The amendments established a new category of “smaller reporting companies” with a public float of less than $75 million.  The Company continues to qualify as a smaller reporting company as of its last measurement date (June 30, 2014).  Under the amendments, smaller reporting companies are able to elect whether to comply with specified financial and nonfinancial disclosure requirements on an item by item basis.  The amendments were effective February 4, 2008 and the Company has elected to avail itself of some of the relief provided in the amendments in connection with preparation of the Company’s annual meeting proxy statement and its periodic reports, including this annual report on Form 10-K.

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

The various federal bank regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations in effect during 2014 and prior periods, a "well capitalized" institution must have a Tier 1 capital ratio to risk weighted assets of at least 6%, a total capital ratio to risk weighted assets of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio to risk weighted assets of at least 4%, a total capital ratio to risk weighted assets of at least 8% and a leverage ratio of at least 4%, or 3% in some cases.

Effective January 1, 2015, the Basel III capital standards also revised the FDIC’s current Prompt Corrective Action regulations by (i) introducing a common equity Tier 1 ratio requirement at each level (other than critically undercapitalized), with the required common equity Tier 1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.  The Basel III capital standards do not change the total risk-based capital requirement for any prompt corrective action category.

As noted above, the Dodd-Frank Act mandates similar capital requirements for bank and thrift holding companies on a consolidated basis to those applicable to insured depository institutions under the Prompt Corrective Action provisions of FDICIA.

As of December 31, 2014, the Bank was considered "well capitalized" under FDICIA’s regulatory capital requirements.

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

The Federal Reserve has issued supervisory guidance on the payment of dividends and redemption and repurchases of stock by bank holding companies reflecting the expectation that a bank holding company will inform and consult with Federal Reserve supervisory staff in advance of declaring and paying any dividend that could raise safety and soundness concerns.  Examples of actions that might raise such concerns include declaration of a dividend exceeding current period earnings; redeeming or repurchasing regulatory capital instruments when the bank holding company is experiencing financial weaknesses; or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.  The guidance provides that a bank holding company should eliminate, defer or severely limit dividends if net income for the past four quarters is not sufficient to fully fund dividends; the prospective rate of earnings retention is not consistent with the holding company’s capital needs and overall current and prospective financial condition; or the holding company will not meet, or is in danger of not meeting, its minimum regulatory capital ratios.  The Company would be required in future periods to consult with, and obtain the approval of, the Federal Reserve for payment of any dividends, including regular quarterly cash dividends, that are in excess of earnings for the applicable quarterly period.

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

The Dodd-Frank Act changed the assessment formula for determining deposit insurance premiums and modified certain insurance coverage provisions of the FDIA.  The FDIC’s implementing rules, which redefined the base for FDIC insurance assessments from the amount of insured deposits to average consolidated total assets less average tangible equity, became effective April 1, 2011.  The Bank’s total FDIC insurance assessment for 2014 was $374,703.

The Dodd-Frank Act also permanently increased from $100,000 to $250,000 the maximum per depositor FDIC insurance amount.

Brokered Deposits. Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits without prior approval of the FDIC unless it is well capitalized under the FDICIA's prompt corrective actions guidelines. The Company participates in the Certificate of Deposit Account Registry Service (“CDARS”) of the Promontory Interfinancial Network, which uses a deposit-matching engine to match CDARS deposits in other participating banks, dollar- for-dollar.  This product is designed to provide deposit insurance in excess of FDIC limits and thereby enhance customer attraction and retention, build deposits and improve net interest margins.  CDARS also permits the “one-way” purchase of deposits. CDARS are considered brokered deposits for certain purposes under the Federal Deposit Insurance Act and FDIC regulations. As of December 31, 2014 the Company had $1,109,167 in CDARS deposits, all of which were exchanged deposits. The Company’s Asset, Liability and Funds Management Policy limits the use of brokered deposits to 5% of total assets.

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

Although management of the Bank believes the majority of the Bank’s mortgage originations will be QMs, the ability-to-repay requirement creates a new basis for after-the-fact challenge of QM status by regulators and by consumers and its future interpretation by the courts creates substantial uncertainty. The CFPB’s mission is consumer protection, not lender safety and soundness, and for that reason the CFPB wrote the ability-to-repay rule with the goal of preventing consumers from being steered by lenders into expensive and unsustainable borrowing, rather than with the goal of assuring loan repayment. Accordingly, typical credit-quality features such as loan-to-value standards are not elements of the ability-to-repay rule, and it will not necessarily be the case that QMs have a higher probability or history of repayment than other mortgages. Compliance with the ability-to-repay requirement will increase the Bank’s compliance costs, and will potentially adversely affect the profitability of routine residential mortgage lending operations. In addition, for the mortgage lending industry the ability-to-repay rule creates a bias in favor of QMs, which because of factors such as a minimum 43% debt-to-income ratio, could have unintended adverse effects, such as reducing community bank lending to low- and moderate-income borrowers and communities.

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

The CRA requires banks to define the communities they serve, identify the credit needs of those communities, collect and maintain data for each small business or small farm loan originated or purchased by the Bank, and maintain a Public File at each location. The federal banking regulators examine the institutions they regulate for compliance with the CRA and assign one of the following four ratings: “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance”. The rating assigned reflects the bank’s record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the bank. As of the Bank’s last CRA examination, completed during 2014, it received a rating of “outstanding”.

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

Federal Home Loan Bank System.  Community National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to purchase and hold shares of capital stock in the applicable regional Federal Home Loan Bank (the Federal Home Loan Bank of Boston, in the case of Community National Bank), in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the Federal Home Loan Bank. Community National Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston (“FHLBB”) stock at December 31, 2014 of approximately $2.7 million. During 2009, the FHLBB experienced significant net operating losses, and as a result temporarily ceased paying dividends on its stock and instituted a moratorium on stock repurchases and redemptions.  In 2011, the FHLBB resumed paying dividends, but at a more modest rate than previous years and in February 2012 it lifted the moratorium on stock redemptions.  As a member, the Bank is subject to future capital calls by the FHLBB in order to maintain compliance with its capital plan.

Executive Compensation Guidelines.  In 2009, the Federal Reserve issued comprehensive guidance on executive compensation policies, intended to ensure that the incentive compensation practices of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking.  The guidance covers all employees that have the ability to affect materially an institution's risk profile, either individually or as part of a group, and establishes that incentive compensation arrangements should (1) provide incentives that do not encourage risk-taking beyond the institution's ability to identify and manage effectively; (2) be compatible with effective internal controls and risk management; and (3) be supported by strong corporate governance, including active and effective oversight by the board of directors.  The guidance instructed institutions to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed.  Where deficiencies in incentive compensation arrangements exist, they must be immediately addressed.  For institutions such as the Company that are not "large, complex banking organizations" as defined in the guidance, the Federal Reserve will review the incentive compensation arrangements as part of its regular, risk-focused examination process and not in a separate examination.  These examinations will be tailored to the scope and complexity of the institution's activity and compensation arrangements.  The findings will be included in the Federal Reserve's examination report and deficiencies will be incorporated into the institution's supervisory ratings.  Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the institution's safety and soundness and the institution fails to take prompt and effective measures to correct the deficiencies.

Other Legislative and Regulatory Initiatives. In addition to the statutes, regulations and regulatory initiatives described above, new legislation and regulations affecting financial institutions are frequently proposed.  If enacted or adopted, these measures could change banking statutes and the Company's operating environment in substantial and unpredictable ways and could further increase reporting and compliance requirements, governance structures and costs of doing business.  The Company cannot predict whether any such additional legislation or other regulatory initiatives will be adopted or the effect they may have on the Company's business, results of operations or financial condition.

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

In addition to its main office, the Company maintains thirteen branch offices in five Vermont counties:

Branch Location	Owned	Leased	CFSG Office1

Caledonia County
St. Johnsbury (Railroad Street)	X
St. Johnsbury (Route 5)		X2
Lyndon (Memorial Drive)		X3	X
Lyndonville (Broad Street)	X

Franklin County
Enosburg Falls (Sampsonville Road)	X

Lamoille County
Morrisville (Route 15 West)		X

Orleans County
Barton (Church Street)	X4
Derby Line (Main Street)	X
Island Pond (Route 105)		X
Newport (Main Street)	X		X
Troy (Route 101)	X

Washington County
Barre (North Main Street)	X		X
Montpelier (State Street)		X

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

3This branch consists of a building on Memorial Drive comprising approximately 2,600 square feet in the town of Lyndon and is leased on market terms from a neighboring business, 48 Broad Street, LLC, owned by David Stahler who is a member of the Bank’s Caledonia County advisory board.

4This branch was leased prior to being purchased on March 19, 2015.

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

Item 4.  Mine Safety Disclosures

Not Applicable

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the trading market in, market price of, and dividends paid on, the Company's common stock is incorporated by reference to the section of the Annual Report to Shareholders for 2014 under the caption “Common Stock Performance by Quarter” immediately following the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed as Exhibit 13 to this report.  The balance of the information required by item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective February 4, 2008).

During the fourth quarter ended December 31, 2014, there were no purchases of the Company’s common stock by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18)

Item 6.  Selected Financial Data

Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective Feb. 4, 2008).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the section of the Annual Report to Shareholders for 2014 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," immediately following the “Notes to Consolidated Financial Statements”, filed as Exhibit 13 to this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to the subsection labeled "Risk Management" of Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report to Shareholders for 2014, filed as Exhibit 13 to this report.

Item 8.  Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry Dunn McNeil & Parker, LLC are incorporated herein by reference from the Annual Report to Shareholders for 2014, filed as Exhibit 13 to this report.

In accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective Feb. 4, 2008), the Company has elected to present audited statements of income, comprehensive income, cash flows and changes in shareholders’ equity for each of the preceding two, rather than three, fiscal years.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of December 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of December 31, 2014 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  As of December 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting.  Management assessed the Company’s system of internal control over financial reporting as of December 31, 2014, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of December 31, 2014, its system of internal control over financial reporting met those criteria and is effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2015.

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

The Code of Ethics for Senior Financial Officers and the Principal Executive Officer is available on the Company's website at www.communitybancorpvt.com.  The Code is also listed as Exhibit 14 to this report and incorporated by reference to a prior filing with the SEC.  There were no waivers of any provision of the Code during 2014.

Item 11.  Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2015:

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2015:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION."

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2015:

Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -Transactions with Management."
Information regarding the independence of directors under the caption “CORPORATE GOVERNANCE – Director Independence.”

Item 14.  Principal Accounting Fees and Services

The following is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2015 under the caption "PROPOSAL 2 - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

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

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The following are included in this report and are incorporated by reference to the Annual Report to Shareholders 2014, filed as Exhibit 13 to this report:

Consolidated Balance Sheets at December 31, 2014 and 2013
Consolidated Statements of Income for the years ended December 31, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements
Report of Berry Dunn McNeil & Parker, LLC, independent registered public accountants

(b)  Exhibits

The following exhibits, previously filed with the Commission, are incorporated by reference:

Exhibit 3(i) - Amended and Restated Articles of Association, filed as Exhibit 3.1 to the Company's Form 10-Q Report filed on August 12, 2014.
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
Exhibit 10(iv)* - Amended and Restated Officer Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on March 13, 2015.
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

The following exhibits are filed as part of this report:**

Exhibit 13 - Portions of the Annual Report to Shareholders of Community Bancorp. for 2014, specifically incorporated by reference into this report.
Exhibit 21 - Subsidiaries of Community Bancorp.
Exhibit 23 - Consent of Berry Dunn McNeil & Parker, LLC
Exhibit 31(i) - Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(ii) - Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(i) - Certification from the Chief Executive Officer of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(ii) - Certification from the Chief Financial Officer of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101--The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income; (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2014 and 2013.

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

COMMUNITY BANCORP.

Date: March 24, 2015	By:	/s/ Stephen P. Marsh
Stephen P. Marsh, Chairman, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Stephen P. Marsh	Date: March 24, 2015
Stephen P. Marsh, Chairman, President
and Chief Executive Officer

BY: /s/ Louise M. Bonvechio	Date: March 24, 2015
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)

BY: /s/ Candace A. Patenaude	Date: March 24, 2015
Candace A. Patenaude
(Principal Accounting Officer)

COMMUNITY BANCORP. DIRECTORS

/s/ Thomas E. Adams	Date: March 24, 2015
Thomas E. Adams

/s/ Kathryn M. Austin	Date: March 24, 2015
Kathryn M. Austin

/s/ David M. Bouffard	Date: March 24, 2015
David M. Bouffard

/s/ Charles W. Bucknam, Jr.	Date: March 24, 2015
Charles W. Buckman, Jr.

/s/ Aminta K. Conant	Date: March 24, 2015
Aminta K. Conant

/s/ Jacques R. Couture	Date: March 24, 2015
Jacques R. Couture

/s/ Rosemary M. Lalime	Date: March 24, 2015
Rosemary M. Lalime

/s/ Stephen P. Marsh	Date: March 24, 2015
Stephen P. Marsh

/s/ Dorothy R. Mitchell	Date: March 24, 2015
Dorothy R. Mitchell

/s/ Peter J. Murphy	Date: March 24, 2015
Peter J. Murphy

/s/ Frederic Oeschger	Date: March 24, 2015
Frederic Oeschger

/s/James G. Wheeler, Jr.	Date: March 24, 2015
James G. Wheeler, Jr.