Form 10-Q
period 2015-03-31
COMMUNITY BANCORP /VT
filed 2015-05-13
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

At May 6, 2015, there were 4,949,396 shares outstanding of the Corporation's common stock.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	March 31,	December 31,	March 31,
Consolidated Balance Sheets	2015	2014	2014
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$10,291,010	$11,935,993	$12,611,269
Federal funds sold and overnight deposits	7,041,426	13,026,181	6,515,899
Total cash and cash equivalents	17,332,436	24,962,174	19,127,168
Securities held-to-maturity (fair value $43,182,000 at 03/31/15, $42,234,000 at 12/31/14 and $39,297,000 at 03/31/14)	42,831,982	41,810,945	38,919,299
Securities available-for-sale	31,806,566	32,946,894	31,187,390
Restricted equity securities, at cost	3,332,450	3,332,450	3,632,850
Loans held-for-sale	1,325,657	26,250	505,600
Loans	452,573,594	447,804,955	452,230,767
Allowance for loan losses	(5,003,049)	(4,905,874)	(4,837,578)
Deferred net loan costs	303,949	303,394	290,265
Net loans	447,874,494	443,202,475	447,683,454
Bank premises and equipment, net	11,859,401	11,488,948	11,599,575
Accrued interest receivable	2,058,762	1,698,448	1,998,301
Bank owned life insurance (BOLI)	4,440,083	4,413,574	4,330,567
Core deposit intangible	749,906	818,081	1,022,606
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	1,238,320	1,238,320	865,820
Other assets	9,164,138	9,198,216	10,680,849
Total assets	$585,588,464	$586,711,044	$583,127,748
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$82,409,999	$88,758,469	$80,608,105
Interest-bearing transaction accounts	113,984,797	125,388,872	112,378,796
Money market funds	89,983,921	88,820,124	84,177,510
Savings	80,299,343	77,029,722	74,187,411
Time deposits, $100,000 and over	44,144,762	45,284,645	57,849,279
Other time deposits	66,296,447	67,737,631	73,406,469
Total deposits	477,119,269	493,019,463	482,607,570
Federal funds purchased and other borrowed funds	15,000,000	0	12,000,000
Repurchase agreements	28,229,636	28,542,961	25,885,704
Capital lease obligations	619,858	639,544	694,315
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	2,065,288	2,626,874	2,429,965
Total liabilities	535,921,051	537,715,842	536,504,554
Shareholders' Equity

Preferred stock, 1,000,000 shares authorized, 25 shares issued and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized at 03/31/15 and 12/31/14 and 10,000,000 shares authorized at 03/31/14 and 5,159,512, 5,142,475 and 5,091,506 shares issued at 03/31/15, 12/31/14 and 03/31/14, respectively	12,898,780	12,856,188	12,728,765
Additional paid-in capital	29,554,651	29,359,300	28,754,257
Retained earnings	7,210,220	6,909,934	5,269,524
Accumulated other comprehensive income (loss)	126,539	(7,443)	(6,575)
Less: treasury stock, at cost; 210,101 shares at 03/31/15,
12/31/14 and 03/31/14	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	49,667,413	48,995,202	46,623,194
Total liabilities and shareholders' equity	$585,588,464	$586,711,044	$583,127,748

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary	Three Months Ended March 31,
Consolidated Statements of Income	2015	2014
(Unaudited)
Interest income
Interest and fees on loans	$5,464,261	$5,270,776
Interest on debt securities
Taxable	105,039	66,344
Tax-exempt	271,126	256,628
Dividends	23,883	23,284
Interest on federal funds sold and overnight deposits	2,491	1,244
Total interest income	5,866,800	5,618,276

Interest expense
Interest on deposits	592,457	657,255
Interest on federal funds purchased and other borrowed funds	14,741	18,686
Interest on repurchase agreements	19,638	16,598
Interest on junior subordinated debentures	100,678	100,751
Total interest expense	727,514	793,290

Net interest income	5,139,286	4,824,986
Provision for loan losses	150,000	135,000
Net interest income after provision for loan losses	4,989,286	4,689,986

Non-interest income
Service fees	631,437	646,813
Income from sold loans	200,675	249,130
Other income from loans	134,200	144,400
Other income	246,475	273,158
Total non-interest income	1,212,787	1,313,501

Non-interest expense
Salaries and wages	1,655,152	1,650,000
Employee benefits	664,153	631,197
Occupancy expenses, net	690,303	684,198
Other expenses	1,787,981	1,746,801
Total non-interest expense	4,797,589	4,712,196

Income before income taxes	1,404,484	1,291,291
Income tax expense	294,643	219,726
Net income	$1,109,841	$1,071,565

Earnings per common share	$0.22	$0.22
Weighted average number of common shares
used in computing earnings per share	4,938,500	4,872,589
Dividends declared per common share	$0.16	$0.16
Book value per common share outstanding at March 31,	$9.53	$9.04

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended March 31,
	2015	2014

Net income	$1,109,841	$1,071,565

Other comprehensive income, net of tax:

Unrealized holding gain on available-for-sale securities arising during the period	203,004	61,956
Tax effect	(69,022)	(21,065)
Other comprehensive income, net of tax	133,982	40,891
Total comprehensive income	$1,243,823	$1,112,456

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three Months Ended March 31,
	2015	2014

Cash Flows from Operating Activities:
Net income	$1,109,841	$1,071,565
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization, bank premises and equipment	242,300	246,008
Provision for loan losses	150,000	135,000
Deferred income tax	(68,564)	(27,827)
Gain on sale of loans	(73,031)	(127,454)
(Gain) loss on sale of OREO	(51)	1,840
Gain on Trust LLC	(93,846)	(79,812)
Amortization of bond premium, net	41,349	79,113
Proceeds from sales of loans held for sale	4,455,158	4,922,980
Originations of loans held for sale	(5,681,534)	(5,091,626)
Increase in taxes payable	272,734	540,800
Increase in interest receivable	(360,314)	(219,996)
Decrease in mortgage servicing rights	5,497	7,384
(Increase) decrease in other assets	(292,098)	149,217
Increase in cash surrender value of BOLI	(26,509)	(27,260)
Amortization of core deposit intangible	68,175	68,175
Amortization of limited partnerships	141,333	147,780
(Increase) decrease in unamortized loan costs	(555)	10,164
(Decrease) increase in interest payable	(861)	1,186
Decrease in accrued expenses	(560,280)	(424,696)
Increase in other liabilities	472	15,067
Net cash (used in) provided by operating activities	(670,784)	1,397,608

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	2,159,253	3,083,260
Purchases	(3,180,291)	(4,065,647)
Investments - available-for-sale
Maturities, calls, pay downs and sales	1,301,984	6,000,000
Purchases	0	(2,015,945)
Increase in loans, net	(4,915,561)	(12,490,049)
Capital expenditures of bank premises and equipment	(612,753)	(122,115)
Proceeds from sales of OREO	70,551	237,865
Recoveries of loans charged off	23,597	15,871
Net cash used in investing activities	(5,153,220)	(9,356,760)

The accompanying notes are an integral part of these consolidated financial statements

	2015	2014

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(17,752,545)	(15,747,305)
Net increase in money market and savings accounts	4,433,418	6,498,097
Net (decrease) increase in time deposits	(2,581,067)	10,304,209
Net decrease in repurchase agreements	(313,325)	(3,758,911)
Net increase in short-term borrowings	15,000,000	6,000,000
Proceeds from long-term borrowings	0	6,000,000
Decrease in capital lease obligations	(19,686)	(16,727)
Dividends paid on preferred stock	(20,313)	(20,313)
Dividends paid on common stock	(552,216)	(502,719)
Net cash (used in) provided by financing activities	(1,805,734)	8,756,331

Net (decrease) increase in cash and cash equivalents	(7,629,738)	797,179
Cash and cash equivalents:
Beginning	24,962,174	18,329,989
Ending	$17,332,436	$19,127,168

Supplemental Schedule of Cash Paid During the Period:
Interest	$728,375	$792,104

Income taxes (net of refunds)	$50,000	$(330,069)

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$203,004	$61,956

Loans transferred to OREO	$70,500	$0

Common Share Dividends Paid:
Dividends declared	$789,242	$778,872
Decrease (increase) in dividends payable attributable to dividends declared	917	(102,207)
Dividends reinvested	(237,943)	(173,946)
	$552,216	$502,719

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation and Consolidation

The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for the fair presentation of the financial condition and results of operations of the Company contained herein have been made.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 contained in the Company's Annual Report on Form 10-K.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full annual period ending December 31, 2015, or for any other interim period.

Note 2.  Recent Accounting Developments

There are no recently issued accounting developments applicable to the Company as of this current report.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

	Three Months Ended March 31,
	2015	2014

Net income, as reported	$1,109,841	$1,071,565
Less: dividends to preferred shareholders	20,313	20,313
Net income available to common shareholders	$1,089,528	$1,051,252
Weighted average number of common shares
used in calculating earnings per share	4,938,500	4,872,589
Earnings per common share	$0.22	$0.22

Note 4.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

March 31, 2015
U.S. Government sponsored enterprise (GSE) debt securities	$18,904,234	$102,297	$2,553	$19,003,978
U.S. Government securities	3,994,362	14,115	0	4,008,477
Agency mortgage-backed securities (Agency MBS)	8,716,244	77,867	0	8,794,111
	$31,614,840	$194,279	$2,553	$31,806,566

December 31, 2014
U.S. GSE debt securities	$19,929,061	$50,378	$72,289	$19,907,150
U.S. Government securities	3,997,451	3,486	0	4,000,937
Agency MBS	9,031,661	19,472	12,326	9,038,807
	$32,958,173	$73,336	$84,615	$32,946,894

March 31, 2014
U.S. GSE debt securities	$25,648,701	$105,874	$124,214	$25,630,361
U.S. Government securities	5,548,652	11,188	2,811	5,557,029
	$31,197,353	$117,062	$127,025	$31,187,390

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

March 31, 2015
States and political subdivisions	$42,831,982	$350,018	$0	$43,182,000

December 31, 2014
States and political subdivisions	$41,810,945	$423,055	$0	$42,234,000

March 31, 2014
States and political subdivisions	$38,919,299	$377,701	$0	$39,297,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

The scheduled maturities of debt securities AFS were as follows:

	Amortized	Fair
	Cost	Value
March 31, 2015
Due in one year or less	$4,016,828	$4,021,755
Due from one to five years	18,881,768	18,990,700
Agency MBS*	8,716,244	8,794,111
	$31,614,840	$31,806,566

December 31, 2014
Due in one year or less	$5,027,864	$5,034,248
Due from one to five years	18,898,648	18,873,839
Agency MBS*	9,031,661	9,038,807
	$32,958,173	$32,946,894

March 31, 2014
Due in one year or less	$6,631,624	$6,657,510
Due from one to five years	24,565,729	24,529,880
	$31,197,353	$31,187,390

*Because the actual maturities of Agency MBS usually differ from their contractual maturities due to the right of borrowers to prepay the underlying mortgage loans, usually without penalty, those securities are not presented in the table by contractual maturity date.

The scheduled maturities of debt securities HTM were as follows:

	Amortized	Fair
	Cost	Value*
March 31, 2015
Due in one year or less	$29,485,512	$29,486,000
Due from one to five years	4,419,264	4,506,000
Due from five to ten years	2,246,370	2,334,000
Due after ten years	6,680,836	6,856,000
	$42,831,982	$43,182,000

December 31, 2014
Due in one year or less	$28,158,718	$28,159,000
Due from one to five years	4,637,913	4,744,000
Due from five to ten years	2,305,353	2,411,000
Due after ten years	6,708,961	6,920,000
	$41,810,945	$42,234,000

March 31, 2014
Due in one year or less	$28,961,980	$28,962,000
Due from one to five years	3,739,065	3,834,000
Due from five to ten years	2,445,740	2,540,000
Due after ten years	3,772,514	3,961,000
	$38,919,299	$39,297,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

There were no debt securities HTM in an unrealized loss position as of the balance sheet dates.  Debt securities AFS with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2015
U.S. GSE debt securities	$0	$0	$997,447	$2,553	$997,447	$2,553

December 31, 2014
U.S. GSE debt securities	$6,023,946	$8,548	$5,186,258	$63,741	$11,210,204	$72,289
Agency MBS	3,206,389	12,326	0	0	3,206,389	12,326
	$9,230,335	$20,874	$5,186,258	$63,741	$14,416,593	$84,615

March 31, 2014
U.S. GSE debt securities	$8,003,111	$27,981	$5,160,370	$96,233	$13,163,481	$124,214
U.S. Government securities	1,544,061	2,811	0	0	1,544,061	2,811
	$9,547,172	$30,792	$5,160,370	$96,233	$14,707,542	$127,025

Debt securities in the table above consisted of one U.S. GSE debt security at March 31, 2015, ten U.S. GSE debt securities and four Agency MBS securities at December 31, 2014, and 13 U.S. GSE debt securities and two U.S. Government securities at March 31, 2014.  The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition.  As of March 31, 2015, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be other than temporary.

Note 5.  Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	March 31,	December 31,	March 31,
	2015	2014	2014

Commercial & industrial	$67,447,337	$64,390,220	$60,728,808
Commercial real estate	171,453,104	166,611,830	167,369,628
Residential real estate - 1st lien	161,594,311	163,966,124	171,561,880
Residential real estate - Jr lien	44,678,956	44,801,483	44,528,723
Consumer	7,399,886	8,035,298	8,041,728
	452,573,594	447,804,955	452,230,767
Deduct (add):
Allowance for loan losses	5,003,049	4,905,874	4,837,578
Deferred net loan costs	(303,949)	(303,394)	(290,265)
	4,699,100	4,602,480	4,547,313
Net Loans	$447,874,494	$443,202,475	$447,683,454

The following is an age analysis of past due loans (including non-accrual), by portfolio segment:

							90 Days or
		90 Days	Total			Non-Accrual	More
March 31, 2015	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$368,737	$385,212	$753,949	$66,693,388	$67,447,337	$945,226	$0
Commercial real estate	840,817	5,313	846,130	170,606,974	171,453,104	2,174,472	5,313
Residential real estate - 1st lien	4,663,341	681,381	5,344,722	156,249,589	161,594,311	1,420,371	316,165
Residential real estate - Jr lien	420,073	13,375	433,448	44,245,508	44,678,956	382,451	13,375
Consumer	72,479	7,580	80,059	7,319,827	7,399,886	0	7,580
Total	$6,365,447	$1,092,861	$7,458,308	$445,115,286	$452,573,594	$4,922,520	$342,433

							90 Days or
		90 Days	Total			Non-Accrual	More
December 31, 2014	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$439,151	$299,095	$738,246	$63,651,974	$64,390,220	$552,386	$23,579
Commercial real estate	988,924	5,313	994,237	165,617,593	166,611,830	1,934,096	5,313
Residential real estate - 1st lien	4,446,138	1,484,334	5,930,472	158,035,652	163,966,124	1,263,046	980,138
Residential real estate - Jr lien	637,917	179,920	817,837	43,983,646	44,801,483	404,061	115,852
Consumer	56,392	0	56,392	7,978,906	8,035,298	0	0
Total	$6,568,522	$1,968,662	$8,537,184	$439,267,771	$447,804,955	$4,153,589	$1,124,882

							90 Days or
		90 Days	Total			Non-Accrual	More
March 31, 2014	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$1,134,539	$289,474	$1,424,013	$59,304,795	$60,728,808	$477,572	$0
Commercial real estate	1,936,831	128,428	2,065,259	165,304,369	167,369,628	1,299,476	5,313
Residential real estate - 1st lien	4,664,185	1,368,469	6,032,654	165,529,226	171,561,880	2,047,423	557,640
Residential real estate - Jr lien	355,723	135,033	490,756	44,037,967	44,528,723	460,590	79,722
Consumer	106,929	0	106,929	7,934,799	8,041,728	0	0
Total	$8,198,207	$1,921,404	$10,119,611	$442,111,156	$452,230,767	$4,285,061	$642,675

For all loan segments, loans over 30 days past due are considered delinquent.

As of March 31, 2015 there were four residential mortgage loans in process of foreclosure totaling $416,901.

Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance.  No changes in the Company’s policies or methodology pertaining to the allowance for loan losses were made during the first three months of 2015.

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

The following summarizes changes in the allowance for loan losses and select loan information, by portfolio segment:

As of or for the three months ended March 31, 2015

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$646,719	$2,311,936	$1,270,766	$321,099	$118,819	$236,535	$4,905,874
Charge-offs	(35,059)	0	(15,874)	(20,199)	(5,290)	0	(76,422)
Recoveries	5,607	0	6,042	60	11,888	0	23,597
Provision (credit)	133,224	13,175	61,083	20,447	(39,333)	(38,596)	150,000
Ending balance	$750,491	$2,325,111	$1,322,017	$321,407	$86,084	$197,939	$5,003,049

Allowance for loan losses
Evaluated for impairment
Individually	$70,200	$0	$59,100	$10,900	$0	$0	$140,200
Collectively	680,291	2,325,111	1,262,917	310,507	86,084	197,939	4,862,849
Total	$750,491	$2,325,111	$1,322,017	$321,407	$86,084	$197,939	$5,003,049

Loans evaluated for impairment
Individually	$702,732	$2,107,787	$820,565	$308,036	$0		$3,939,120
Collectively	66,744,605	169,345,317	160,773,746	44,370,920	7,399,886		448,634,474
Total	$67,447,337	$171,453,104	$161,594,311	$44,678,956	$7,399,886		$452,573,594

As of or for the year ended December 31, 2014

	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$516,382	$2,143,398	$1,452,184	$366,471	$105,279	$271,201	$4,854,915
Charge-offs	(153,329)	(167,841)	(58,904)	(51,389)	(112,376)	0	(543,839)
Recoveries	6,249	0	14,543	240	33,766	0	54,798
Provision (credit)	277,417	336,379	(137,057)	5,777	92,150	(34,666)	540,000
Ending balance	$646,719	$2,311,936	$1,270,766	$321,099	$118,819	$236,535	$4,905,874

Allowance for loan losses
Evaluated for impairment
Individually	$0	$34,400	$43,400	$0	$0	$0	$77,800
Collectively	646,719	2,277,536	1,227,366	321,099	118,819	236,535	4,828,074
Total	$646,719	$2,311,936	$1,270,766	$321,099	$118,819	$236,535	$4,905,874

Loans evaluated for impairment
Individually	$390,605	$1,930,993	$721,241	$328,889	$0		$3,371,728
Collectively	63,999,615	164,680,837	163,244,883	44,472,594	8,035,298		444,433,227
Total	$64,390,220	$166,611,830	$163,966,124	$44,801,483	$8,035,298		$447,804,955

As of or for the three months ended March 31, 2014
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$516,382	$2,143,398	$1,452,184	$366,471	$105,279	$271,201	$4,854,915
Charge-offs	(16,680)	(100,000)	0	0	(51,528)	0	(168,208)
Recoveries	112	0	9,373	60	6,326	0	15,871
Provision (credit)	56,409	129,280	(64,623)	(17,793)	40,309	(8,582)	135,000
Ending balance	$556,223	$2,172,678	$1,396,934	$348,738	$100,386	$262,619	$4,837,578

Allowance for loan losses
Evaluated for impairment
Individually	$24,000	$29,000	$92,700	$52,500	$0	$0	$198,200
Collectively	532,223	2,143,678	1,304,234	296,238	100,386	262,619	4,639,378
Total	$556,223	$2,172,678	$1,396,934	$348,738	$100,386	$262,619	$4,837,578

Loans evaluated for impairment
Individually	$348,376	$1,269,644	$1,499,533	$349,152	$0		$3,466,705
Collectively	60,380,432	166,099,984	170,062,347	44,179,571	8,041,728		448,764,062
Total	$60,728,808	$167,369,628	$171,561,880	$44,528,723	$8,041,728		$452,230,767

Impaired loans, by portfolio segment, were as follows:

	As of March 31, 2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment(1)

With no related allowance recorded
Commercial & industrial	$607,877	$657,443	$0	$499,241
Commercial real estate	2,107,787	2,296,957	0	1,917,135
Residential real estate - 1st lien	464,680	531,386	0	535,407
Residential real estate - Jr lien	240,930	284,202	0	284,910
	$3,421,274	$3,769,988	$0	$3,236,693

With an allowance recorded
Commercial & industrial	$94,855	$94,855	$70,200	$47,428
Commercial real estate	0	0	0	102,256
Residential real estate - 1st lien	355,885	383,523	59,100	235,497
Residential real estate - Jr lien	67,106	76,631	10,900	33,553
	$517,846	$555,009	$140,200	$418,734

Total	$3,939,120	$4,324,997	$140,200	$3,655,427

(1) For the three months ended March 31, 2015

	As of December 31, 2014			2014
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

With no related allowance recorded
Commercial & industrial	$390,605	$424,598	$0	$507,232
Commercial real estate	1,726,482	1,689,772	0	1,294,710
Residential real estate - 1st lien	606,133	875,841	0	971,542
Residential real estate - Jr lien	328,889	390,260	0	238,826
	$3,052,109	$3,380,471	$0	$3,012,310

With an allowance recorded
Commercial & industrial	$0	$0	$0	$158,690
Commercial real estate	204,511	220,981	34,400	280,104
Residential real estate - 1st lien	115,108	144,708	43,400	294,807
Residential real estate - Jr lien	0	0	0	149,772
	$319,619	$365,689	$77,800	$883,373

Total	$3,371,728	$3,746,160	$77,800	$3,895,683

	As of March 31, 2014
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment(1)

With no related allowance recorded
Commercial & industrial	$285,339	$339,849	$0	$299,925
Commercial real estate	1,159,450	1,249,304	0	1,052,148
Residential real estate - 1st lien	1,252,528	1,509,290	0	1,303,480
Residential real estate - Jr lien	96,266	110,220	0	130,202
	$2,793,583	$3,208,663	$0	$2,785,755
With an allowance recorded
Commercial & industrial	$63,037	$63,037	$24,000	$61,112
Commercial real estate	110,194	188,009	29,000	275,913
Residential real estate - 1st lien	247,005	275,938	92,700	340,683
Residential real estate - Jr lien	252,886	283,853	52,500	324,000
	$673,122	$810,837	$198,200	$1,001,708

Total	$3,466,705	$4,019,500	$198,200	$3,787,463

(1) For the three months ended March 31, 2014

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

March 31, 2015
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$63,693,155	$160,845,487	$158,579,882	$43,991,054	$7,392,306	$434,501,884
Group B	2,900,660	4,873,360	233,858	269,395	0	8,277,273
Group C	853,522	5,734,257	2,780,571	418,507	7,580	9,794,437
Total	$67,447,337	$171,453,104	$161,594,311	$44,678,956	$7,399,886	$452,573,594

December 31, 2014
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$61,201,586	$157,767,641	$160,912,689	$44,018,956	$8,035,298	$431,936,170
Group B	2,316,908	3,280,904	228,148	251,822	0	6,077,782
Group C	871,726	5,563,285	2,825,287	530,705	0	9,791,003
Total	$64,390,220	$166,611,830	$163,966,124	$44,801,483	$8,035,298	$447,804,955

March 31, 2014
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$56,637,600	$157,395,642	$168,645,904	$43,890,056	$8,041,728	$434,610,930
Group B	2,759,619	4,697,830	214,558	148,881	0	7,820,888
Group C	1,331,589	5,276,156	2,701,418	489,786	0	9,798,949
Total	$60,728,808	$167,369,628	$171,561,880	$44,528,723	$8,041,728	$452,230,767

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

TDRs, by portfolio segment, for the periods presented were as follows:

	Three months ended March 31, 2015
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - 1st lien	5	$344,329	$360,905
Residential real estate - Jr lien	2	117,745	121,673
Total	7	$462,074	$482,578

	Year ended December 31, 2014
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial real estate	1	$301,823	$301,823
Residential real estate - 1st lien	11	1,294,709	1,332,336
Total	12	$1,596,532	$1,634,159

	Three months ended March 31, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Residential real estate - 1st lien	3	$262,569	$273,647

The TDR’s for which there was a payment default during the twelve month periods presented were as follows:

Twelve months ended March 31, 2015
	Number of	Recorded
	Contracts	Investment

Residential real estate - 1st lien	4	$306,874

Year ended December 31, 2014
	Number of	Recorded
	Contracts	Investment

Residential real estate - 1st lien	2	$137,830

Twelve months ended March 31, 2014
	Number of	Recorded
	Contracts	Investment

Residential real estate - 1st lien	5	$446,668

TDRs are treated as other impaired loans and carry individual specific reserves with respect to the calculation of the allowance for loan losses.  These loans are categorized as non-performing, may be past due, and are generally adversely risk rated. The TDRs that have defaulted under their restructured terms are generally in collection status and their reserve is typically calculated using the fair value of collateral method. There was no specific allowance related to TDRs for the periods presented.

At March 31, 2015, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

Note 6.  Goodwill and Other Intangible Assets

As a result of the merger with LyndonBank on December 31, 2007, the Company recorded goodwill amounting to $11,574,269.  The goodwill is not amortizable and is not deductible for tax purposes.

The Company also recorded $4,161,000 of acquired identified intangible assets representing the core deposit intangible which is subject to amortization as a non-interest expense over a ten year period.  The accumulated amortization expense was $3,411,094 and $3,138,394 as of March 31, 2015 and 2014, respectively.

Amortization expense for the core deposit intangible for the first three months of 2015 and 2014 was $68,175.  As of March 31, 2015, the remaining annual amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

2015	$204,520
2016	272,695
2017	272,691
Total remaining core deposit intangible	$749,906

Management evaluates goodwill for impairment annually and the core deposit intangible for impairment if conditions warrant.  As of the date of the most recent evaluation (December 31, 2014), management concluded that no impairment existed in either category.

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

Mortgage servicing rights:  Mortgage servicing rights represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the amortization method and compared to fair value for impairment. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, and the type and term of the underlying loans. As such, the Company classifies mortgage servicing rights as non-recurring Level 2.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

March 31, 2015	Level 1	Level 2
Assets: (market approach)
U.S. GSE debt securities	$0	$19,003,978
U.S. Government securities	4,008,477	0
Agency MBS	0	8,794,111
Total	$4,008,477	$27,798,089

December 31, 2014
Assets: (market approach)
U.S. GSE debt securities	$0	$19,907,150
U.S. Government securities	4,000,937	0
Agency MBS	0	9,038,807
Total	$4,000,937	$28,945,957

March 31, 2014
Assets: (market approach)
U.S. GSE debt securities	$0	$25,630,361
U.S. Government securities	5,557,029	0
Total	$5,557,029	$25,630,361

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

Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

March 31, 2015	Level 2
Assets: (market approach)
Residential mortgage servicing rights	$1,306,468
Impaired loans, net of related allowance	377,646
OREO	1,238,320

December 31, 2014
Assets: (market approach)
Residential mortgage servicing rights	$1,311,965
Impaired loans, net of related allowance	241,819
OREO	1,238,320

March 31, 2014
Assets: (market approach)
Residential mortgage servicing rights	$1,321,695
Impaired loans, net of related allowance	474,922
OREO	865,820

There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented.

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below.  The estimated fair values of the Company's financial instruments were as follows:

March 31, 2015		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$17,332	$17,332	$0	$0	$17,332
Securities held-to-maturity	42,832	0	43,182	0	43,182
Securities available-for-sale	31,807	4,009	27,798	0	31,807
Restricted equity securities	3,332	0	3,332	0	3,332
Loans and loans held-for-sale
Commercial & industrial	66,667	0	633	67,521	68,154
Commercial real estate	169,053	0	2,108	172,762	174,870
Residential real estate - 1st lien	161,528	0	761	165,294	166,055
Residential real estate - Jr lien	44,338	0	297	44,975	45,272
Consumer	7,311	0	0	7,664	7,664
Mortgage servicing rights	1,306	0	1,452	0	1,452
Accrued interest receivable	2,059	0	2,059	0	2,059

Financial liabilities:
Deposits
Other deposits	461,001	0	458,526	0	458,526
Brokered deposits	16,118	0	18,742	0	18,742
Federal funds purchased and short-term borrowings	15,000	0	15,000	0	15,000
Repurchase agreements	28,230	0	28,230	0	28,230
Capital lease obligations	620	0	620	0	620
Subordinated debentures	12,887	0	12,865	0	12,865
Accrued interest payable	63	0	63	0	63

December 31, 2014		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$24,962	$24,962	$0	$0	$24,962
Securities held-to-maturity	41,811	0	42,234	0	42,234
Securities available-for-sale	32,947	4,001	28,946	0	32,947
Restricted equity securities	3,332	0	3,332	0	3,332
Loans and loans held-for-sale
Commercial & industrial	63,709	0	391	64,800	65,191
Commercial real estate	164,212	0	1,897	167,961	169,858
Residential real estate - 1st lien	162,635	0	678	166,171	166,849
Residential real estate - Jr lien	44,457	0	329	45,113	45,442
Consumer	7,912	0	0	8,315	8,315
Mortgage servicing rights	1,312	0	1,528	0	1,528
Accrued interest receivable	1,698	0	1,698	0	1,698

Financial liabilities:
Deposits
Other deposits	472,966	0	473,100	0	473,100
Brokered deposits	20,053	0	20,054	0	20,054
Repurchase agreements	28,543	0	28,543	0	28,543
Capital lease obligations	640	0	640	0	640
Subordinated debentures	12,887	0	12,867	0	12,867
Accrued interest payable	64	0	64	0	64

March 31, 2014		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$19,127	$19,127	$0	$0	$19,127
Securities held-to-maturity	38,919	0	39,297	0	39,297
Securities available-for-sale	31,187	5,557	25,630	0	31,187
Restricted equity securities	3,633	0	3,633	0	3,633
Loans and loans held-for-sale
Commercial & industrial	60,138	0	324	61,035	61,359
Commercial real estate	165,100	0	1,241	168,597	169,838
Residential real estate - 1st lien	170,571	0	1,407	173,511	174,918
Residential real estate - Jr lien	44,154	0	296	44,799	45,095
Consumer	7,937	0	0	8,321	8,321
Mortgage servicing rights	1,322	0	1,608	0	1,608
Accrued interest receivable	1,998	0	1,998	0	1,998

Financial liabilities:
Deposits
Other deposits	454,295	0	455,151	0	455,151
Brokered deposits	28,313	0	28,319	0	28,319
Federal funds purchased and short-term borrowings	6,000	0	6,000	0	6,000
Long-term borrowings	6,000	0	6,000	0	6,000
Repurchase agreements	25,886	0	25,886	0	25,886
Capital lease obligations	694	0	694	0	694
Subordinated debentures	12,887	0	12,881	0	12,881
Accrued interest payable	77	0	77	0	77

Note 8.  Loan Servicing

The following table shows the changes in the carrying amount of the mortgage servicing rights, included in other assets on the consolidated balance sheets, for the periods indicated:

	March 31,	December 31,	March 31,
	2015	2014	2014

Balance at beginning of year	$1,311,965	$1,329,079	$1,329,079
Mortgage servicing rights capitalized	55,669	209,713	46,636
Mortgage servicing rights amortized	(69,383)	(250,955)	(57,818)
Change in valuation allowance	8,217	24,128	3,798
Balance at end of year	$1,306,468	$1,311,965	$1,321,695

Note 9.  Legal Proceedings

In the normal course of business, the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10.  Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On March 10, 2015, the Company declared a cash dividend of $0.16 per common share payable May 1, 2015 to shareholders of record as of April 15, 2015.  This dividend, amounting to $789,242, was accrued at March 31, 2015.

On April 16, 2015, the Company announced plans to close two branch office locations in Caledonia County, effective at the close of business on July 17, 2015.  The two affected locations will be consolidated into the Bank’s two other Caledonia County branch offices.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Period Ended March 31, 2015

The following discussion analyzes the consolidated financial condition of Community Bancorp. (the Company) and its wholly-owned subsidiary, Community National Bank (the Bank), as of March 31, 2015, December 31, 2014 and March 31, 2014, and its consolidated results of operations for the two interim periods presented.  The Company is considered a “smaller reporting company” under applicable regulations of the Securities and Exchange Commission (SEC) and is therefore eligible for relief from certain disclosure requirements.  In accordance with such provisions, the Company has elected to provide its interim consolidated statements of income, comprehensive income, and cash flows for two, rather than three, years.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2014 Annual Report on Form 10-K filed with the SEC.

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

Forward-looking statements are not guarantees of future performance.  They necessarily involve risks, uncertainties and assumptions.  Future results of the Company may differ materially from those expressed in these forward-looking statements.  Examples of forward looking statements included in this discussion include, but are not limited to, estimated contingent liability related to assumptions made within the asset/liability management process, management's expectations as to the future interest rate environment and the Company's related liquidity level, credit risk expectations relating to the Company's loan portfolio and its participation in the Federal Home Loan Bank of Boston (FHLBB) Mortgage Partnership Finance (MPF) program, and management's general outlook for the future performance of the Company or the local or national economy. Although forward-looking statements are based on management's current expectations and estimates, many of the factors that could influence or determine actual results are unpredictable and not within the Company's control.  Readers are cautioned not to place undue reliance on such statements as they speak only as of the date they are made.  The Company does not undertake, and disclaims any obligation, to revise or update any forward-looking statements to reflect the occurrence or anticipated occurrence of events or circumstances after the date of this Report, except as required by applicable law.  The Company claims the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995.

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (1) general economic conditions, either nationally, regionally or locally continue to deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services; (2) competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial services industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way as to reduce the Company's margins;  (4) changes in laws or government rules, including the rules of the federal Consumer Financial Protection Bureau, or the way in which courts or government agencies interpret or implement those laws or rules, increase our costs of doing business causing us to limit or change our product offerings or pricing, or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) changes in the level of nonperforming assets and charge-offs; (7) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (8) changes in consumer and business spending, borrowing and savings habits; (9) the effect of changes to the calculation of the Company’s regulatory capital ratios under the recently adopted Basel III capital framework which, among other things, will require additional regulatory capital, and change the framework for risk-weighting of certain assets; (10) the effect of and changes in the United States monetary and fiscal policies, including the interest rate policies of the Federal Reserve Board (FRB) and its regulation of the money supply; and (11) adverse changes in the credit rating of U.S. government debt.

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

OVERVIEW

The Company’s consolidated assets on March 31, 2015 were $585,588,464, a decrease of $1,122,580, or 0.2%, from December 31, 2014, and an increase of $2,460,716, or 0.4%, from March 31, 2014.  Net loans increased $4,672,019, or 1.1%, since December 31, 2014 and $191,040, or 0.04%, since March 31, 2014.  The increase in net loans is attributable to solid growth in commercial loans, despite a continued decline in the balance of residential mortgage loans due to slower origination and to the sale of loans to the secondary market rather than retention in the portfolio.  The loan growth has been funded primarily through short-term borrowings totaling $15,000,000 at March 31, 2015 compared with $0 at December 31, 2014 and $12,000,000 at March 31, 2014.

Total deposits declined $15,900,194, or 3.2%, since December 31, 2014 due primarily to the seasonal runoff of municipal deposits.  In the year over year comparison, deposits declined $5,488,301, or 1.1%, due to the lack of one way Certificate of Deposit Account Registry Service (CDARS) funds compared with the one-way CDARS balance of $10,000,000 the prior year.  Core deposits saw increases in all areas except time deposits, which continue to shift into non-maturity deposits as they mature.  The decrease in retail time deposits is a trend that has been prevalent for several years while rates have been at historic lows. Management believes that the low interest rates being paid on certificates of deposit and other investment products is likely causing some depositors to place their money in non-maturity products such as demand and savings accounts while awaiting an improvement in interest rates and market conditions.

Interest rates remain at historically low levels, causing continued pressure on yields as earning assets re-price at lower rates, although the rate of decline has slowed in 2015 as rates have stabilized at this lower base.  Growth of the commercial loan portfolio, which typically carries higher yields than consumer loans, has helped to maintain a stable level of interest income.  This shift in asset mix is in line with the Company’s strategic plan to increase its concentration in commercial loans while maintaining a sizeable residential loan portfolio.  While commercial loans inherently carry more risk, the Company has dedicated significant resources in the credit administration department to mitigate the additional risk.  The opportunities for growth continue to be primarily in the Central Vermont market where economic activity is more robust than in the Company’s Orleans and Caledonia county markets, and where the Company is increasing its presence and market share.  The shift of a portion of the investment portfolio to higher yielding mortgage backed securities at the end of the second quarter of 2014 has also improved overall asset yields year to year.

Interest income increased $248,524, or 4.4%, for the first three months of 2015 compared to the first three months of 2014, due primarily to the recapture of nearly $200,000 of interest income associated with non-accrual loans that were paid off during the quarter.  The interest recapture also contributed to the Company’s yield of 4.57% on average assets for the three months ended March 31, 2015, compared with 4.46% for the same period in 2014.  Interest expense declined $65,776, or 8.3%, due to the continued decrease in interest rates paid on deposits and borrowings.  The decrease in interest paid on deposits is largely attributable to a shift of customer funds out of higher yielding CDs to lower yielding demand and savings accounts.  Rates paid on non-maturity deposits have also been adjusted downward when necessary to account for changes in market rates.

Net interest income after the provision for loan losses improved by $299,300, or 6.4%, for the three months ended March 31, 2015 compared to the same period in 2014.  The charge to income for the provision for loan losses increased $15,000, or 11.1%, year over year based on the projected increase in the loan portfolio for the year, not a decline in asset quality.

Net income for the first three months of 2015 was $1,109,841 or $0.22 per common share, compared to $1,071,565 or $0.22 per common share for the same period in 2014. Total non-interest income decreased $100,714, or 7.7%, during the first three months of 2015 compared to the first three months 2014, due primarily to decreased mortgage loan activity.  One of the components of non-interest income is income generated from selling loans in the secondary market.  For several years, the Federal Reserve’s efforts to stimulate the real estate market by keeping mortgage interest rates low provided for several refinancing cycles.  Residential mortgage lending activity slowed during 2014 and remains close to this level to date in 2015, resulting in decreases in the Company’s fee income from the sale of residential loans in the secondary market compared to the same period last year.  New mortgage originations totaled $5,681,534 for the first three months 2015, compared with $5,091,626 for the first three months 2014, an increase of $589,908, or 11.6%.  However, during the first three months of 2015 secondary market sales totaled $4,455,158, compared to $4,922,980 for the first three months of 2014, providing points and premiums from the sales of these mortgages of $59,453 and $111,928, respectively, a decline of 46.9%.  Also contributing to the decrease in non-interest income was a net decrease of $15,376, or 2.4%, decrease in service charges and fees for the first three months 2015 compared to the same period a year earlier.  Total operating expenses increased by $85,393, or 1.8%, for the first three months 2015 when compared to the same period in 2014.  Please refer to the Non-interest Income and Expense sections for more information.

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

On March 10, 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.16 per common share, payable on May 1, 2015 to shareholders of record on April 15, 2015.  The Company is focused on increasing the profitability of the balance sheet, and prudently managing operating expenses and risk, particularly credit risk, in order to remain a well-capitalized bank in this challenging economic environment.

On April 16, 2015, the Company announced plans to close two branch office locations in Caledonia County, effective at the close of business on July 17, 2015.  The two affected locations will be consolidated into the Bank’s two other Caledonia County branch offices.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies, which are described in Note 1 (Significant Accounting Policies) to the Company’s audited consolidated financial statements in its 2014 Annual Report on Form 10-K, are fundamental to understanding the Company’s results of operations and financial condition because they require management to use estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results.  These policies are considered by management to be critical because they require subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  The Company’s critical accounting policies govern:

● the allowance for loan losses;
● other real estate owned (OREO);
● valuation of residential mortgage servicing rights (MSRs);
● other than temporary impairment of investment securities; and
● the carrying value of goodwill.

These policies are described further in the Company’s 2014 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements.  There have been no material changes in the critical accounting policies described in the 2014 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The Company’s net income for the first three months of 2015 was $1,109,841, representing an increase of $38,276, or 3.6%, over net income of $1,071,565 for the first three months of 2014. This resulted in earnings per common share of $0.22 for both periods.  Core earnings (net interest income before the provision for loan losses) for the first three months of 2015 increased $314,300, or 6.5%, compared to the first three months of 2014.  In light of the continued pressure on net interest margin and spread in this persistently low interest rate environment, the Company is pleased with these increases.  To help offset this pressure, the Company shifted assets from lower yielding taxable investments to loans, and shifted a portion of the investment portfolio to higher yielding agency mortgage-backed securities (Agency MBS) within its available-for-sale portfolio during the second quarter of 2014.  The tax-exempt municipal loan portfolio also increased significantly compared with the prior year, generating additional interest income.  During 2015 the loan mix has continued to shift in favor of higher yielding commercial loans, while the deposit mix is shifting to lower cost non-maturity deposits, both of which have benefitted the Company’s net interest income.  Interest expense on deposits, which is the major component of total interest expense, decreased $64,798, or 9.9%, for the first three months of 2015 compared to the first three months of 2014.  The rate change on the Company’s junior subordinated debentures has now been in effect for over two years, resulting in comparable debenture interest expense figures for both interim periods.  The rate paid on these debentures repriced from a fixed rate of 7.56% through December 15, 2012, to a quarterly adjustable floating rate equal to the 3-month London Interbank Offered Rate (LIBOR) plus 2.85%.   The Company recorded a provision for loan losses of $150,000 for the first three months of 2015, compared to $135,000 for the same period of 2014.  Non-interest income decreased $100,714, or 7.7%, for the first three months of 2015 compared to 2014, primarily due to a lower pace of residential mortgage loan sales.  Non-interest expense increased $85,393, or 1.8%, for the first three months of 2015 compared to the prior year with increases in salaries & benefits as well as other non-interest expenses. The section below labeled Non-Interest Income and Non-Interest Expense provides a more detailed discussion on the significant components of these two items.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized for the comparison periods.

	Three Months Ended March 31,
	2015	2014
Return on Average Assets	0.78%	0.76%
Return on Average Equity	9.08%	9.37%

The following table summarizes the earnings performance and certain balance sheet data of the Company for the periods presented.

SELECTED FINANCIAL DATA (Unaudited)

	March 31,	December 31,	March 31,
	2015	2014	2014

Balance Sheet Data
Net loans	$447,874,494	$443,202,475	$447,683,454
Total assets	585,588,464	586,711,044	583,127,748
Total deposits	477,119,269	493,019,463	482,607,570
Borrowed funds	15,000,000	0	12,000,000
Total liabilities	535,921,051	537,715,842	536,504,554
Total shareholders' equity	49,667,413	48,995,202	46,623,194

	Three Months Ended March 31,
	2015	2014

Operating Data
Total interest income	$5,866,800	$5,618,276
Total interest expense	727,514	793,290
Net interest income	5,139,286	4,824,986

Provision for loan losses	150,000	135,000
Net interest income after provision for loan losses	4,989,286	4,689,986

Non-interest income	1,212,787	1,313,501
Non-interest expense	4,797,589	4,712,196
Income before income taxes	1,404,484	1,291,291
Applicable income tax expense(1)	294,643	219,726

Net Income	$1,109,841	$1,071,565

Per Common Share Data

Earnings per common share (2)	$0.22	$0.22
Dividends declared per common share	$0.16	$0.16
Book value per common share outstanding, period end	$9.53	$9.04
Weighted average number of common shares outstanding	4,938,500	4,872,589
Number of common shares outstanding, period end	4,949,411	4,881,405

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

The Company’s tax-exempt interest income is derived from municipal investments, which comprised the entire held-to-maturity portfolio of $42,831,982 at March 31, 2015, and $38,919,299 at March 31, 2014.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the quarterly comparison periods presented.

	Three Months Ended March 31,
	2015	2014

Net interest income as presented	$5,139,286	$4,824,986
Effect of tax-exempt income	139,671	132,202
Net interest income, tax equivalent	$5,278,957	$4,957,188

The following tables present average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended March 31,
	2015			2014
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets

Loans (1)	$450,715,745	$5,464,261	4.92%	$445,692,728	$5,270,776	4.80%
Taxable investment securities	32,356,851	105,039	1.32%	32,313,919	66,344	0.83%
Tax-exempt investment securities	42,784,540	410,797	3.89%	38,747,966	388,830	4.07%
Sweep and interest-earning accounts	3,900,378	2,491	0.26%	1,928,158	1,244	0.26%
Other investments (2)	3,719,450	23,883	2.60%	4,019,850	23,284	2.35%
Total	$533,476,964	$6,006,471	4.57%	$522,702,621	$5,750,478	4.46%

Interest-Bearing Liabilities

Interest-bearing transaction accounts	$116,912,644	$58,015	0.20%	$117,104,159	$63,432	0.22%
Money market accounts	91,931,278	224,779	0.99%	83,504,107	211,428	1.03%
Savings deposits	77,424,500	23,337	0.12%	72,259,754	22,633	0.13%
Time deposits	112,041,544	286,326	1.04%	122,080,087	359,762	1.20%
Federal funds purchased and
other borrowed funds	2,626,778	1,988	0.31%	7,742,000	4,474	0.23%
Repurchase agreements	28,289,246	19,638	0.28%	27,451,077	16,598	0.25%
Capital lease obligations	626,668	12,753	8.14%	700,225	14,212	8.12%
Junior subordinated debentures	12,887,000	100,678	3.17%	12,887,000	100,751	3.17%
Total	$442,739,658	$727,514	0.67%	$443,728,409	$793,290	0.73%

Net interest income		$5,278,957			$4,957,188
Net interest spread (3)			3.90%			3.73%
Net interest margin (4)			4.01%			3.85%

(1)	Included in gross loans are non-accrual loans with an average balance of $4,736,389 and $4,502,878 for the three months ended March 31, 2015 and 2014, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses.
(2)	Included in other investments is the Company’s FHLBB Stock with an average balance of $2,744,300 and $3,044,700, respectively, for the first three months of 2015 and 2014, and dividend payout rates of approximately 1.74% and 1.49%, respectively, per quarter.
(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the first three months of 2015 increased $10,774,343 or 2.1% compared to the same period of 2014, and the average yield increased 11 basis points.  The average volume of loans increased $5,023,017, or 1.1%, and the average yield increased 12 basis points.  The increase in yield is due to nearly $200,000 in interest income that was recaptured with the payoff of two loans that were in non-accrual status.  Interest earned on the loan portfolio equaled approximately 91.0% of total interest income for the first three months of 2015 and 91.7% for the 2014 comparison period.  The average volume of the taxable investment portfolio (classified as available-for-sale) increased slightly by $42,932, or 0.13%, for the same period, while the average yield increased 49 basis points due in part to the shift to higher yielding mortgage backed securities late in the second quarter of 2014.  The average volume of the tax-exempt investment portfolio (classified as held-to-maturity) increased $4,036,574, or 10.4%, between periods, while the average tax equivalent yield decreased 18 basis point year over year.  The average volume of sweep and interest-earning accounts, which is primarily made up of the interest-earning deposit account at the Federal Reserve Bank of Boston (FRBB), increased $1,972,220, or 102.3%.  These funds have remained relatively low as all excess cash has been used to fund loan growth.

In comparison, the average volume of interest-bearing liabilities for the first three months of 2015 decreased $988,751, or 0.2% over the 2014 comparison period, and the average rate paid on these liabilities decreased six basis points.  The average volume of money market funds increased $8,427,171, or 10.1%, while the average rate paid decreased four basis points.  The increase in money market funds is due primarily to approximately $8,000,000 of construction related escrow accounts opened in the 4th quarter of 2014, which are expected to remain in place into 2016.  The average volume of savings accounts increased $5,164,746 or 7.2% for the first three months of 2015 compared to the same period in 2014 due to the continued shift in product mix from time deposits to savings accounts as consumers anticipate higher rates in the near future.  As a result, the average total volume of time deposits, both retail and wholesale, decreased $10,038,543, or 8.2%.  The average volume of federal funds purchased and other borrowed funds decreased $5,115,222, or 66.1%.  A decrease of 16 basis points is noted in the average rate paid on time deposits while an increase of eight basis points is noted on the average rate paid on federal funds purchased and other borrowed funds.  Interest paid on time deposits comprised 39.4% and 45.4%, respectively, of total interest expense for the first three months of 2015 and 2014.  The Company drew down short-term FHLBB advances totaling $15,000,000 in the first quarter of 2015 to fund loan growth and offset the seasonal runoff of municipal deposits.  This compares with $12,000,000 of FHLBB advances and $10,000,000 of brokered time deposits at March 31, 2014.

The prolonged low interest rate environment has resulted in continued pressure on the Company’s net interest spread and margin.  The Company’s earning assets are being both replaced with, and repricing to, lower interest rates, while the opportunity to reduce rates further on non-maturing interest-bearing deposits is limited given the already low rates paid on deposits.  Between the first three months comparison periods of 2015 and 2014 the average yield in interest-earning assets stayed relatively flat net of the aforementioned recapture of interest income from non-accrual loans, while the average rate paid on interest-bearing liabilities decreased six basis points.  Net interest margin for the first three months was 4.01% for 2015, up from 3.85% the prior year, due primarily to the recaptured income.  Without this additional income, net interest margin would have been comparable to the prior year.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2015 and 2014 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense

	Three Months Ended March 31,
	Variance	Variance
	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$134,034	$59,451	$193,485
Taxable investment securities	38,607	88	38,695
Tax-exempt investment securities	(18,543)	40,510	21,967
Sweep and interest-earning accounts	(17)	1,264	1,247
Other investments	2,525	(1,926)	599
Total	$156,606	$99,387	$255,993

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$(5,323)	$(94)	$(5,417)
Money market accounts	(8,052)	21,403	13,351
Savings deposits	(952)	1,656	704
Time deposits	(47,693)	(25,743)	(73,436)
Federal funds purchased and other borrowed funds	1,424	(3,910)	(2,486)
Repurchase agreements	2,523	517	3,040
Capital lease obligations	17	(1,476)	(1,459)
Junior subordinated debentures	(73)	0	(73)
Total	$(58,129)	$(7,647)	$(65,776)

Changes in net interest income	$214,735	$107,034	$321,769

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented are as follows:

	Three Months Ended
	March 31,		Change
	2015	2014	$	%

Service fees	$631,437	$646,813	$(15,376)	-2.38%
Income from sold loans	200,675	249,130	(48,455)	-19.45%
Other income from loans	134,200	144,400	(10,200)	-7.06%
Income from CFSG Partners	93,846	79,812	14,034	17.58%
Rental income on OREO properties	35,420	48,537	(13,117)	-27.02%
Exchange income	15,500	28,500	(13,000)	-45.61%
SERP fair value adjustment	10,971	16,048	(5,077)	-31.64%
Other income	90,738	100,261	(9,523)	-9.50%
Total non-interest income	$1,212,787	$1,313,501	$(100,714)	-7.67%

Total non-interest income decreased $100,714 for the first three months of 2015 versus the same period in 2014, with significant changes noted in the following:

●
Service fees declined a net 2.4%, with notable changes including decreases of $24,108, or 13.0%, in overdraft fees and $15,178, or 20.2%, in paper statement fees as customers move to online banking, offset by an increase of $19,617, or 8.8%, in Visa interchange fee income.

●	Income from sold loans decreased $48,455 for the quarter, or 19.5%, which is attributable to a decrease in secondary market sales.

●
Income from the Company’s trust and investment management affiliate, Community Financial Services Group (CFSG Partners), increased $14,034 for the quarter due in part to an increase in the client base and assets under management, as well as an increase in the market value for various investments.  CFSG Partners is compensated chiefly through fees based on the assets under management from its clients.

●	Exchange income decreased $13,000, or 45.61%, year over year due to the weakening Canadian Dollar during the first quarter 2015.

Non-interest Expense

The components of non-interest expense for the periods presented are as follows:

	Three Months Ended
	March 31,		Change
	2015	2014	$	%

Salaries and wages	$1,655,152	$1,650,000	$5,152	0.31%
Employee benefits	664,153	631,197	32,956	5.22%
Occupancy expenses, net	690,303	684,198	6,105	0.89%
Other expenses
Computer outsourcing	118,567	104,055	14,512	13.95%
Service contracts - administrative	97,752	109,114	(11,362)	-10.41%
Telephone expense	81,141	81,239	(98)	-0.12%
Loss on limited partnerships	100,860	110,958	(10,098)	-9.10%
Collection & non-accruing loan
expense	12,000	21,643	(9,643)	-44.55%
OREO expense	12,966	42,840	(29,874)	-69.73%
Debit cards/ATM cards losses	5,787	5,869	(82)	-1.40%
ATM fees	87,403	93,736	(6,333)	-6.76%
State deposit tax	137,790	135,269	2,521	1.86%
Other miscellaneous expenses	1,133,715	1,042,078	91,637	8.79%
Total non-interest expense	$4,797,589	$4,712,196	$85,393	1.81%

Total non-interest expense increased $85,393 for the first three months of 2015 compared to the same period in 2014 with significant changes noted in the following:

●
Employee benefits increased $32,956, or 5.2%, as a result of increased discretionary profit sharing contributions to the employee retirement plan recorded in the first quarter of 2015 compared with the prior year.

●	Computer outsourcing increased $14,512 with the continued addition of services being performed by a third party.

●	Service contracts – administrative decreased $11,362, or 10.4%, for the quarter compared with the prior year.

●	OREO expense year to date is down $29,874, or 69.7%, compared with the same period in 2014, as the bank held fewer properties in OREO that required significant carrying costs.

Losses related to limited partnership investments are included in other miscellaneous expenses in the table above and amounted to $100,860 and $110,958 for the first three months of 2015 and 2014, respectively.  These investments provide tax benefits, including tax credits, and are designed to provide an effective yield between 8% and 10%.

Losses relating to the Company’s New Market Tax Credit (NMTC) investment are recorded as a separate component of tax expense and for the first three months of 2015 amounted to $40,473 compared to $36,822 for the first three months of 2014, with tax credits amounting to $33,809 for both comparison periods.  The Company amortizes these investments under the effective yield method.

APPLICABLE INCOME TAXES

The provision for income taxes increased $74,917, or 34.1%, for the first three months of 2015 compared to the first three months of 2014, with provisions of $294,643 and $219,726, respectively.  The increase was primarily due to higher income before taxes.  Income before taxes was $1,404,484 for the first three months of 2015 and $1,291,291 for the first three months of 2014, with tax credits of $107,928 and $128,130, respectively.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	March 31, 2015		December 31, 2014		March 31, 2014
Assets
Loans	$452,573,594	77.29%	$447,804,955	76.32%	$452,230,767	77.55%
Securities available-for-sale	31,806,566	5.43%	32,946,894	5.62%	31,187,390	5.35%
Securities held-to-maturity	42,831,982	7.31%	41,810,945	7.13%	38,919,299	6.67%

Liabilities
Time deposits	$110,441,209	18.86%	$113,022,276	19.26%	$131,255,748	22.51%
Savings deposits	80,299,343	13.71%	77,029,722	13.13%	74,187,411	12.72%
Demand deposits	82,409,999	14.07%	88,758,469	15.13%	80,608,105	13.82%
Interest-bearing transaction accounts	113,984,797	19.47%	125,388,872	21.37%	112,378,796	19.27%
Money market accounts	89,983,921	15.37%	88,820,124	15.14%	84,177,510	14.44%
Short-term advances	15,000,000	2.56%	0	0.00%	6,000,000	1.03%
Long-term advances	0	0.00%	0	0.00%	6,000,000	1.03%

The Company's loan portfolio at March 31, 2015 increased $4,768,639, or 1.1%, from December 31, 2014 and $342,827, or 0.1%, year over year.  These increases reflect strong commercial loan growth during the first quarter of 2015 and moderate growth year over year.  The Company set goals to increase its commercial loan portfolio, and with the help of a seasoned commercial lending team with a strong presence in the small business community, these goals are becoming a reality.  Most of the growth in the commercial loan portfolio has occurred in the Company’s Washington County (Central Vermont) market.  Securities available-for-sale decreased $1,140,328, or 3.5%, from December 31, 2014 to March 31, 2015, and increased $619,176, or 2.0%, year over year. The Company has used sales, calls and maturities from its available-for-sale portfolio to help fund this loan growth, contributing to the decrease in the first quarter of 2015.  Securities held-to-maturity increased $1,021,037, or 2.4%, during the first three months of 2015, and $3,912,683, or 10.1%, year over year.  Held-to-maturity securities are made up of investments from the Company’s municipal customers in its service areas.  The increase is due to a higher volume in non-arbitrage lending as well as traditional loans and lines of credit, with several new municipal customers obtained during the year.

Total deposits decreased $15,900,194, or 3.2%, from December 31, 2014 to March 31, 2015 and $5,488,301, or 1.1%, year over year.  Time deposits decreased $2,581,067, or 2.3%, from December 31, 2014 to March 31, 2015 and $20,815,539, or 15.9%, year over year as retail customers continue to roll maturing funds into non-maturity deposits, and $10,000,000 of CDARS one way funds obtained in the first quarter of 2014 were not replaced.  As a result, savings deposits increased in both comparison periods; $3,269,621 or 4.3% year to date, and $6,111,932, or 8.2%, year to year.  Demand deposits decreased $6,348,470, or 7.2%, during the first three months of 2015, and increased $1,801,894, or 2.2%, year to year.  Business demand deposits increased $1,851,255, or 3.8%, year to year, accounting for much of the overall increase.  Interest-bearing transaction accounts decreased $11,404,075, or 9.1%, during the first three months of 2015, but reported an increase of $1,606,001, or 1.4%, year to year.  The seasonal runoff of government agency accounts is reflected in the decrease in interest-bearing transaction accounts during the first three months of 2015.  Short-term advances from the FHLBB totaling $15,000,000 were reported at March 31, 2015 compared to no borrowings at December 31, 2014 and $12,000,000 in short-term advances at March 31, 2014. This fluctuation is due to the seasonal outflow of municipal deposits and continued loan growth.

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

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning March 31, 2015:

Rate Change	Percent Change in NII

Down 100 basis points	-.60%
Up 200 basis points	6.00%

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

As of March 31, 2015, the residential mortgage portfolio, consisting of first mortgages and junior liens, accounted for 45.6% of the Company’s loan portfolio, down from 47.8% a year ago, consistent with the company’s strategy to grow the commercial loan portfolio.  The drop is also attributable to the late 2014 increase in long-term interest rates that brought to an end the large volume of refinance activity seen in recent years. Early 2015 saw mortgage rates decrease once again, spurring some refinance activity; home purchase activity is seeing a modest increase.  The Company originates and services a mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loan products such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (PMI).  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  Junior lien home equity products make up approximately 22% of the residential mortgage portfolio with maximum loan-to-value ratios (including senior liens) of 80%.

The Company’s strategy is to continue growing the commercial & industrial and commercial real estate portfolios. Consistent with the strategic focus on commercial lending, both segments saw solid growth during 2014 that has continued into 2015.  Commercial & industrial and commercial real estate loans together comprised 50.4% of the Company’s loan portfolio at March 31, 2014, growing to 51.6% at December 31, 2014 and 52.8% at March 31, 2015.  The increase in the size of the commercial loan portfolio has also increased geographic diversification, with much of the growth in commercial loans occurring in central Vermont and in Chittenden County.

Risk in the Company’s commercial & industrial and commercial real estate loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the U.S. Small Business Administration and U.S Department of Agriculture (USDA) Rural Development. At March 31, 2015, the Company had $28,122,391 in guaranteed loans with guaranteed balances of $22,126,317, compared to $27,410,531 in guaranteed loans with guaranteed balances of $21,585,884 at December 31, 2014 and $24,935,592 in guaranteed loans with guaranteed balances of $19,799,898 at March 31, 2014.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	March 31, 2015		December 31, 2014		March 31, 2014

Commercial & industrial	$67,447,337	14.90%	$64,390,220	14.38%	$60,728,808	13.43%
Commercial real estate	171,453,104	37.88%	166,611,830	37.21%	167,369,628	37.01%
1 - 4 family residential - 1st lien	161,594,311	35.71%	163,966,124	36.62%	171,561,880	37.94%
1 - 4 family residential - Jr lien	44,678,956	9.87%	44,801,483	10.00%	44,528,723	9.84%
Consumer	7,399,886	1.64%	8,035,298	1.79%	8,041,728	1.78%
Total loans	452,573,594	100.00%	447,804,955	100.00%	452,230,767	100.00%
Deduct (add):
Allowance for loan losses	5,003,049		4,905,874		4,837,578
Unearned loan fees	(303,949)		(303,394)		(290,265)
	4,699,100		4,602,480		4,547,313
Net loans	$447,874,494		$443,202,475		$447,683,454

The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure. With the economic recovery continuing, the levels of both Group B (Management Involved) and Group C (Unacceptable Risk) loans (as defined in Note 5 to the Company’s unaudited interim consolidated financial statements) showed gradual improvement throughout 2012 and into 2013 and thus the loan loss reserve factors for trends in delinquency and non-accrual loans and criticized and classified loans were gradually decreased. However, qualitative factors were increased principally to account for growth in the commercial and commercial real estate segments of the loan portfolio.  During 2013 and into 2014, lower loan losses were offset by strong commercial loan volume, the deterioration of several commercial and commercial real estate loans and the migration of some past due residential loans to later stage delinquency, resulting in increases in the associated loan loss reserve qualitative factors.  The first three months of 2015 have seen relatively stable levels of Group B and C loans with growth in the reserve principally attributable to growth in the commercial and commercial real estate portfolios.

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

The Company’s non-performing assets were relatively unchanged, decreasing $13,518 or 0.21% during the first three months of 2015.  Several past due C&I loans and residential loans were moved from accruing to non-accrual status.  Claims receivable on related government guarantees were $96,381 at March 31, 2015 compared to $222,836 at March 31, 2014.

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	March 31, 2015		December 31, 2014		March 31, 2014

Loans past due 90 days or more
and still accruing
Commercial & industrial	$0	0.00%	$23,579	0.36%	$0	0.00%
Commercial real estate	5,313	0.08%	5,313	0.08%	5,313	0.09%
Residential real estate - 1st lien	316,165	4.86%	980,138	15.04%	557,640	9.63%
Residential real estate - Jr lien	13,375	0.21%	115,852	1.78%	79,722	1.38%
Consumer	7,580	0.12%	0	0.00%	0	0.00%
Total	342,433	5.27%	1,124,882	17.26%	642,675	11.10%

Non-accrual loans (1)
Commercial & industrial	945,226	14.53%	552,386	8.48%	477,572	8.24%
Commercial real estate	2,174,472	33.44%	1,934,096	29.68%	1,299,476	22.43%
Residential real estate - 1st lien	1,420,371	21.84%	1,263,046	19.38%	2,047,423	35.34%
Residential real estate - Jr lien	382,451	5.88%	404,061	6.20%	460,590	7.95%
Total	4,922,520	75.69%	4,153,589	63.74%	4,285,061	73.96%

Other real estate owned	1,238,320	19.04%	1,238,320	19.00%	865,820	14.94%

Total	$6,503,273	100.00%	$6,516,791	100.00%	$5,793,556	100.00%

(1)  No consumer loans were in non-accrual status as of the consolidated balance sheet dates.  In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due.

As of the balance sheet dates, the Company was not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

The Company’s Troubled Debt Restructurings (TDRs) are principally a result of extending loan repayment terms to relieve cash flow difficulties. The Company has only infrequently reduced interest rates for borrowers below the current market rate. The Company has not forgiven principal or reduced accrued interest within the terms of original restructurings, nor has it converted variable rate terms to fixed rate terms.  Management evaluates each TDR situation on its own merits and does not foreclose the granting of any particular type of concession. The Non-Performing Assets table above includes 15 TDRs totaling $1,903,229 that were past due 90 days or more or in non-accrual status as of March 31, 2015, compared to 12 TDRs totaling $1,777,463 as of December 31, 2014 and 12 TDRs totaling $1,887,555 as of March 31, 2014.  The remainder of the Company’s TDRs consist of 19 residential mortgage loans, one home equity loan and one commercial real estate loan totaling $1,968,634 at March 31, 2015 compared to 18 residential mortgage loans and one commercial real estate loan totaling $1,740,246 at December 31, 2014 and 13 residential mortgage loans, two commercial real estate loans, and three commercial & industrial loans totaling $1,561,342 at March 31, 2014.

The Company’s OREO portfolio at March 31, 2015 consisted of four residential and one commercial property acquired through the normal foreclosure process and one residential property the Company took control of and anticipates selling during the second quarter of 2015, compared to four residential properties and one commercial property at December 31, 2014 and two residential properties and one commercial property at March 31, 2014.  The Company sold two of the residential properties with balances totaling $70,500 which were taken into the portfolio during the fourth quarter of 2014 and acquired one residential property with a balance of $70,500 during the first three months of 2015, resulting in no change in the balance of the Company’s OREO portfolio of $1,238,320.

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

When establishing the allowance each quarter the Company applies a combination of historical loss factors and qualitative factors to loan segments, including residential first and junior lien mortgages, commercial real estate, commercial & industrial, and consumer loan portfolios. No changes were made to the allowance methodology during the first three months of 2015. The Company will shorten or lengthen its look back period for determining average portfolio historical loss rates as the economy either contracts or expands; during a period of economic contraction, a shortening of the look back period may more conservatively reflect the current economic climate. The highest loss rates experienced for the look back period are applied to the various segments in establishing the allowance.

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

The following table summarizes the Company's loan loss experience for the periods presented:

	As of or three Months Ended March 31,
	2015	2014

Loans outstanding, end of period	$452,573,594	$452,230,767
Average loans outstanding during period	$450,715,745	$425,482,216
Non-accruing loans, end of period	$4,922,520	$4,285,061
Non-accruing loans, net of government guarantees	$4,147,131	$3,926,162

Allowance, beginning of period	$4,905,874	$4,854,915
Loans charged off:
Commercial & industrial	(35,059)	(16,680)
Commercial real estate	0	(100,000)
Residential real estate - 1st lien	(15,874)	0
Residential real estate - Jr lien	(20,199)	0
Consumer loans	(5,290)	(51,528)
Total loans charged off	(76,422)	(168,208)
Recoveries(1):
Commercial & industrial	5,607	112
Residential real estate - 1st lien	6,042	9,373
Residential real estate - Jr lien	60	60
Consumer loans	11,888	6,326
Total recoveries	23,597	15,871
Net loans charged off	(52,825)	(152,337)
Provision charged to income	150,000	135,000
Allowance, end of period	$5,003,049	$4,837,578

Net charge offs to average loans outstanding	0.012%	0.036%
Provision charged to income as a percent of average loans	0.033%	0.032%
Allowance to average loans outstanding	1.110%	1.137%
Allowance to non-accruing loans	101.636%	112.894%
Allowance to non-accruing loans net of government guarantees	120.639%	123.214%

(1)  There were no recoveries for commercial real estate loans during the periods presented in the table above.

The Company increased its provision during the first three months of 2015, resulting in a provision of $150,000 for the three months ended March 31, 2015 compared to $135,000 for the same period in 2014, an increase of $15,000 or 11.1%.  The increase in the provision is principally related to loan portfolio growth and the strategic increase in commercial and commercial real estate  lending.  The Company’s allowance coverage of non-accruing loans as of the end of the first three months of 2015 reflected a decrease year over year as did the coverage of non-accruing loans net of government guarantees, but are still within the historical ranges for their respective coverages.  The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

Specific allocations to the allowance are made for certain impaired loans. Impaired loans include loans to a borrower that in aggregate are greater than $100,000 and that are in non-accrual status or are current year troubled debt restructurings. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including interest and principal, according to the contractual terms of the loan agreement. The Company will review all the facts and circumstances surrounding non-accrual loans and on a case-by-case basis may consider loans below the threshold as impaired when such treatment is material to the financial statements.  See Note 5 to the accompanying unaudited interim consolidated financial statements for information on the recorded investment in impaired loans and their related allocations.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first three months of 2015, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk were as follows:

	Contract or Notional Amount
	March 31,	December 31,
	2015	2014

Unused portions of home equity lines of credit	$24,084,167	$23,519,696
Other commitments to extend credit	54,899,501	59,558,700
Residential construction lines of credit	2,078,032	2,308,167
Commercial real estate and other construction lines of credit	21,088,919	15,894,462
Standby letters of credit and commercial letters of credit	1,979,759	1,714,382
Recourse on sale of credit card portfolio	248,050	265,650
MPF credit enhancement obligation, net of liability recorded	1,007,250	1,007,250

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits purchased through the CDARS program provide an alternative funding source when needed.  Such deposits are generally considered a form of brokered deposits.  During the first quarter of 2015, the Company had $0 of one way CDARS outstanding, compared with $10,000,000 the same period in 2014.  In addition, two-way CDARS deposits allow the Company to provide Federal Deposit Insurance Corporation (FDIC) deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members.  At March 31, 2015, the Company reported $1,168,037 in two-way CDARS deposits representing exchanged deposits with other CDARS participating banks, compared to $1,104,661 at March 31, 2014.  The balance in insured cash sweep (ICS) reciprocal money market deposits was $14,949,937 at March 31, 2015, compared to $17,208,344 at March 31, 2014.

The Company has a Borrower-in-Custody (BIC) arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available credit line of $82,862,518, $78,580,859, and $77,678,850, respectively, at March 31, 2015, December 31, 2014 and March 31, 2014.  Credit advances in this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 75 basis points.  The Company had no outstanding advances against this credit line during any of the periods presented.

The Company has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 at March 31, 2015, December 31, 2014 and March 31, 2014.  Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.  In addition, at March 31, 2015, December 31, 2014 and March 31, 2014, additional borrowing capacity of approximately $65,626,529, $67,136,178 and $71,201,419, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage loans).

The Company has unsecured credit lines with two of its correspondent banks with available lines of $7,500,000 at March 31, 2015, December 31, 2014 and March 31, 2014.  There were no outstanding advances against either of these lines during any of the respective comparison periods.

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	March 31,	December 31,	March 31,
	2015	2014	2014
Long-Term Advances
FHLBB term borrowing, 0.23% fixed rate, due August 29, 2014	$0	$0	$6,000,000

Short-Term Advances
FHLBB term advances, 0.24% and 0.19% fixed rate, due May 29, 2015	10,000,000	0	6,000,000
and July 7, 2014, respectively
FHLBB term advance, 0.26% fixed rate, due June 26, 2015	5,000,000	0	0
	15,000,000	0	6,000,000

Total Advances and Overnight Borrowings	$15,000,000	$0	$12,000,000

The following table illustrates the changes in shareholders' equity from December 31, 2014 to March 31, 2015:

Balance at December 31, 2014 (book value $9.43 per common share)	$48,995,202
Net income	1,109,841
Issuance of stock through the Dividend Reinvestment Plan	237,943
Dividends declared on common stock	(789,242)
Dividends declared on preferred stock	(20,313)
Change in unrealized loss on available-for-sale securities, net of tax	133,982
Balance at March 31, 2015 (book value $9.53 per common share)	$49,667,413

The primary objective of the Company’s capital planning process is to balance appropriately the retention of capital to support operations and future growth, with the goal of providing shareholders an attractive return on their investment.  To that end, management monitors capital retention and dividend policies on an ongoing basis.

As described in more detail in the Company’s 2014 Annual Report on Form 10-K in Note 20 to the audited consolidated financial statements contained therein and under the caption “LIQUIDITY AND CAPITAL RESOURCES” in the Management’s Discussion and Analysis section of such report, the Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies pursuant to which they must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items.   Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of March 31, 2015, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded all applicable consolidated regulatory capital guidelines.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as applicable regulatory capital requirements, as of March 31, 2015 and December 31, 2014:

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions(1):
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2015

Common equity tier I capital (to risk-weighted assets)
Company	$50,352	12.27%	$18,459	4.50%	N/A	N/A
Bank	$50,008	12.20%	$18,439	4.50%	$26,635	6.50%

Tier I capital (to risk-weighted assets)
Company	$50,352	12.27%	$24,613	6.00%	N/A	N/A
Bank	$50,008	12.20%	$24,586	6.00%	$32,781	8.00%

Total capital (to risk-weighted assets)
Company	$55,600	13.55%	$32,817	8.00%	N/A	N/A
Bank	$55,054	13.44%	$32,781	8.00%	$40,976	10.00%

Tier I capital (to average assets)
Company	$50,352	8.88%	$22,689	4.00%	N/A	N/A
Bank	$50,008	8.82%	$22,673	4.00%	$28,341	5.00%

December 31, 2014:

Tier I capital (to risk-weighted assets)
Company	$49,071	12.31%	$15,949	4.00%	N/A	N/A
Bank	$48,952	12.30%	$15,924	4.00%	$23,886	6.00%

Total capital (to risk-weighted assets)
Company	$54,447	13.66%	$31,897	8.00%	N/A	N/A
Bank	$53,902	13.54%	$31,847	8.00%	$39,809	10.00%

Tier I capital (to average assets)
Company	$49,071	8.62%	$22,768	4.00%	N/A	N/A
Bank	$48,952	8.61%	$22,745	4.00%	$28,431	5.00%

(1)  Applicable to banks, but not bank holding companies.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC, the FRB and the Office of the Comptroller of the Currency (OCC) issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 ratio requirements and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing regulatory treatment for accumulated other comprehensive income.  The Company and the Bank have made the election to retain the existing regulatory treatment for accumulated other comprehensive income.  The final rules took effect for the Company and the Bank on January 1, 2015, subject to a transition period for certain parts of the rules.

The table above includes the new regulatory capital ratio requirements that became effective on January 1, 2015.  Beginning in 2016, an additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period.  The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent.  A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers.  As of March 31, 2015, on a pro forma basis both the Company and the Bank would be compliant with the fully phased-in capital conservation buffer requirement.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's management of the credit, liquidity and market risk inherent in its business operations is discussed in Part 1, Item 2 of this report under the captions "RISK MANAGEMENT". “COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS” and “LIQUIDITY & CAPITAL RESOURCES”, which are incorporated herein by reference.  Management does not believe that there have been any material changes in the nature or categories of the Company's risk exposures from those disclosed in the Company’s 2014 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of March 31, 2015, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of March 31, 2015 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of the Company’s common stock during the first three months ended March 31, 2015, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

ITEM 6. Exhibits

The following exhibits are filed with this report:

Exhibit 31.1 - Certification from the Chief Executive Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Chief Financial Officer of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Chief Financial Officer of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101--The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the interim periods ended March 31, 2015 and 2014, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: May 13, 2015	/s/ Stephen P. Marsh
Stephen P. Marsh, Chairman, President
& Chief Executive Officer

DATED: May 13, 2015	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)