Form 10-Q
period 2015-06-30
COMMUNITY BANCORP /VT
filed 2015-08-13
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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
YES (  )     NO (X)

At August 6, 2015, there were 4,964,500 shares outstanding of the Corporation's common stock.

FORM 10-Q
Index
		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4	Controls and Procedures	50

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	50
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 6	Exhibits	51
	Signatures	52

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	June 30,	December 31,	June 30,
Consolidated Balance Sheets	2015	2014	2014
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$11,233,651	$11,935,993	$16,321,342
Federal funds sold and overnight deposits	8,220,300	13,026,181	21,474
Total cash and cash equivalents	19,453,951	24,962,174	16,342,816
Securities held-to-maturity (fair value $26,055,000 at 06/30/15,
$42,234,000 at 12/31/14 and $23,373,000 at 06/30/14)	25,738,769	41,810,945	22,966,558
Securities available-for-sale	31,204,034	32,946,894	31,198,958
Restricted equity securities, at cost	3,332,450	3,332,450	3,332,450
Loans held-for-sale	360,225	26,250	670,255
Loans	459,482,050	447,804,955	450,593,304
Allowance for loan losses	(5,095,212)	(4,905,874)	(4,876,816)
Deferred net loan costs	307,235	303,394	288,237
Net loans	454,694,073	443,202,475	446,004,725
Bank premises and equipment, net	11,702,753	11,488,948	11,516,750
Accrued interest receivable	1,577,886	1,698,448	1,444,775
Bank owned life insurance (BOLI)	4,466,781	4,413,574	4,358,117
Core deposit intangible	681,731	818,081	954,431
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	1,122,500	1,238,320	916,820
Other assets	10,589,228	9,198,216	10,960,831
Total assets	$576,498,650	$586,711,044	$562,241,755
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$84,396,417	$88,758,469	$81,327,974
Interest-bearing transaction accounts	111,758,309	125,388,872	104,820,943
Money market funds	71,676,688	88,820,124	67,525,017
Savings	81,578,169	77,029,722	75,556,376
Time deposits, $100,000 and over	43,309,486	45,284,645	54,293,241
Other time deposits	62,348,260	67,737,631	71,541,368
Total deposits	455,067,329	493,019,463	455,064,919
Federal funds purchased and other borrowed funds	30,000,000	0	19,915,000
Repurchase agreements	24,403,315	28,542,961	23,583,153
Capital lease obligations	599,772	639,544	677,251
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	3,500,041	2,626,874	2,723,488
Total liabilities	526,457,457	537,715,842	514,850,811
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized
5,176,128 shares issued at 06/30/15, 5,142,475 shares issued
at 12/31/14 and 5,110,096 shares issued at 06/30/14	12,940,320	12,856,188	12,775,241
Additional paid-in capital	29,748,084	29,359,300	28,975,974
Retained earnings	7,475,708	6,909,934	5,752,161
Accumulated other comprehensive (loss) income	(142)	(7,443)	10,345
Less: treasury stock, at cost; 210,101 shares at 06/30/15,
12/31/14 and 06/30/14	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	50,041,193	48,995,202	47,390,944
Total liabilities and shareholders' equity	$576,498,650	$586,711,044	$562,241,755

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary	Three Months Ended June 30,
Consolidated Statements of Income	2015	2014
(Unaudited)
Interest income
Interest and fees on loans	$5,346,764	$5,373,903
Interest on debt securities
Taxable	102,608	73,040
Tax-exempt	276,254	241,342
Dividends	23,788	23,026
Interest on federal funds sold and overnight deposits	1,770	2,836
Total interest income	5,751,184	5,714,147

Interest expense
Interest on deposits	529,181	642,719
Interest on federal funds purchased and other borrowed funds	23,535	20,450
Interest on repurchase agreements	17,933	14,385
Interest on junior subordinated debentures	101,655	100,442
Total interest expense	672,304	777,996

Net interest income	5,078,880	4,936,151
Provision for loan losses	150,000	135,000
Net interest income after provision for loan losses	4,928,880	4,801,151

Non-interest income
Service fees	642,981	658,972
Income from sold loans	247,565	260,330
Other income from loans	186,433	122,066
Net realized gain on sale of securities available-for-sale	2,723	21,828
Other income	224,779	274,026
Total non-interest income	1,304,481	1,337,222

Non-interest expense
Salaries and wages	1,683,200	1,650,000
Employee benefits	672,527	573,501
Occupancy expenses, net	609,365	623,843
Other expenses	1,814,748	1,530,104
Total non-interest expense	4,779,840	4,377,448

Income before income taxes	1,453,521	1,760,925
Income tax expense	375,817	476,539
Net income	$1,077,704	$1,284,386

Earnings per common share	$0.21	$0.26
Weighted average number of common shares
used in computing earnings per share	4,954,879	4,889,257
Dividends declared per common share	$0.16	$0.16
Book value per common share outstanding at June 30,	$9.57	$9.16

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary	Six Months Ended June 30,
Consolidated Statements of Income	2015	2014
(Unaudited)
Interest income
Interest and fees on loans	$10,811,025	$10,644,679
Interest on debt securities
Taxable	207,647	139,384
Tax-exempt	547,380	497,970
Dividends	47,671	46,310
Interest on federal funds sold and overnight deposits	4,260	4,080
Total interest income	11,617,983	11,332,423

Interest expense
Interest on deposits	1,121,638	1,299,974
Interest on federal funds purchased and other borrowed funds	38,276	39,136
Interest on repurchase agreements	37,570	30,983
Interest on junior subordinated debentures	202,333	201,193
Total interest expense	1,399,817	1,571,286

Net interest income	10,218,166	9,761,137
Provision for loan losses	300,000	270,000
Net interest income after provision for loan losses	9,918,166	9,491,137

Non-interest income
Service fees	1,274,418	1,305,785
Income from sold loans	448,240	509,460
Other income from loans	320,632	266,466
Net realized gain on sale of securities available-for-sale	2,723	21,828
Other income	471,253	547,184
Total non-interest income	2,517,266	2,650,723

Non-interest expense
Salaries and wages	3,338,352	3,300,000
Employee benefits	1,336,680	1,204,698
Occupancy expenses, net	1,299,667	1,308,041
Other expenses	3,501,869	3,165,947
Total non-interest expense	9,476,568	8,978,686

Income before income taxes	2,958,864	3,163,174
Income tax expense	771,320	807,223
Net income	$2,187,544	$2,355,951

Earnings per common share	$0.43	$0.47
Weighted average number of common shares
used in computing earnings per share	4,946,734	4,880,969
Dividends declared per common share	$0.32	$0.32
Book value per common share outstanding at June 30,	$9.57	$9.16

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended June 30,
	2015	2014

Net income	$1,077,704	$1,284,386

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gain on available-for-sale securities
arising during the period	(189,219)	47,464
Reclassification adjustment for gain realized in income	(2,723)	(21,828)
Net change in unrealized (loss) gain	(191,942)	25,636
Tax effect	65,260	(8,716)
Other comprehensive (loss) income, net of tax	(126,682)	16,920
Total comprehensive income	$951,022	$1,301,306

	Six Months Ended June 30,
	2015	2014

Net income	$2,187,544	$2,355,951

Other comprehensive income, net of tax:
Unrealized holding gain on available-for-sale securities
arising during the period	13,785	109,420
Reclassification adjustment for gain realized in income	(2,723)	(21,828)
Net change in unrealized gain	11,062	87,592
Tax effect	(3,761)	(29,781)
Other comprehensive income, net of tax	7,301	57,811
Total comprehensive income	$2,194,845	$2,413,762

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six Months Ended June 30,
	2015	2014

Cash Flows from Operating Activities:
Net income	$2,187,544	$2,355,951
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	487,192	488,888
Provision for loan losses	300,000	270,000
Deferred income tax	(147,121)	(75,275)
Gain on sale of securities available-for-sale	(2,723)	(21,828)
Gain on sale of loans	(194,924)	(251,370)
(Gain) loss on sale of OREO	(51)	1,840
Gain on Trust LLC	(175,191)	(163,260)
Amortization of bond premium, net	95,186	283,156
Write down of OREO	45,320	0
Proceeds from sales of loans held for sale	11,515,834	10,147,291
Originations of loans held for sale	(11,654,885)	(10,356,676)
(Decrease) increase in taxes payable	(1,225)	542,007
Decrease in interest receivable	120,562	333,530
Decrease in mortgage servicing rights	13,547	4,366
Increase in other assets	(391,951)	(154,554)
Increase in cash surrender value of BOLI	(53,207)	(54,810)
Amortization of core deposit intangible	136,350	136,350
Amortization of limited partnerships	282,666	295,560
(Increase) decrease in unamortized loan costs	(3,841)	12,192
Decrease in interest payable	(16,375)	(4,937)
Decrease in accrued expenses	(69,111)	(59,879)
Decrease in other liabilities	(17,813)	(7,032)
Net cash provided by operating activities	2,455,783	3,721,510

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	21,967,164	23,035,127
Purchases	(5,894,988)	(8,064,774)
Investments - available-for-sale
Maturities, calls, pay downs and sales	9,659,289	16,527,429
Purchases	(7,997,830)	(12,711,520)
Proceeds from redemption of restricted equity securities	0	300,400
Increase in limited partnership contributions payable	975,000	0
Increase in limited partnerships	(975,500)	0
Increase in loans, net	(11,925,533)	(11,019,180)
Capital expenditures of bank premises and equipment	(700,995)	(282,170)
Proceeds from sales of OREO	141,051	237,865
Recoveries of loans charged off	67,276	35,703
Net cash provided by investing activities	5,314,934	8,058,880

The accompanying notes are an integral part of these consolidated financial statements.

	2015	2014

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(17,992,615)	(22,585,289)
Net decrease in money market and savings accounts	(12,594,989)	(8,785,431)
Net (decrease) increase in time deposits	(7,364,530)	4,883,070
Net decrease in repurchase agreements	(4,139,646)	(6,061,462)
Net increase in short-term borrowings	30,000,000	13,915,000
Proceeds from long-term borrowings	0	6,000,000
Decrease in capital lease obligations	(39,772)	(33,791)
Dividends paid on preferred stock	(40,625)	(40,625)
Dividends paid on common stock	(1,106,763)	(1,059,035)
Net cash used in financing activities	(13,278,940)	(13,767,563)

Net decrease in cash and cash equivalents	(5,508,223)	(1,987,173)
Cash and cash equivalents:
Beginning	24,962,174	18,329,989
Ending	$19,453,951	$16,342,816

Supplemental Schedule of Cash Paid During the Period:
Interest	$1,416,192	$1,576,223

Income taxes	$637,000	$44,931

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$11,062	$87,592

Loans transferred to OREO	$70,500	$51,000

Common Shares Dividends Paid:
Dividends declared	$1,581,145	$1,560,309
Increase in dividends payable attributable to dividends declared	(1,466)	(59,135)
Dividends reinvested	(472,916)	(442,139)
	$1,106,763	$1,059,035

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

Certain amounts in the 2014 unaudited consolidated income statements have been reclassified to conform to the 2015 presentation.  Reclassifications had no effect on prior period net income or shareholders’ equity.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

	Three Months Ended June 30,
	2015	2014

Net income, as reported	$1,077,704	$1,284,386
Less: dividends to preferred shareholders	20,312	20,312
Net income available to common shareholders	$1,057,392	$1,264,074
Weighted average number of common shares
used in calculating earnings per share	4,954,879	4,889,257
Earnings per common share	$0.21	$0.26

	Six Months Ended June 30,
	2015	2014

Net income, as reported	$2,187,544	$2,355,951
Less: dividends to preferred shareholders	40,625	40,625
Net income available to common shareholders	$2,146,919	$2,315,326
Weighted average number of common shares
used in calculating earnings per share	4,946,734	4,880,969
Earnings per common share	$0.43	$0.47

Note 4.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

June 30, 2015
U.S. Government sponsored enterprise (GSE) debt securities	$14,862,842	$59,687	$14,425	$14,908,104
U.S. Government securities	2,991,281	11,688	0	3,002,969
Agency mortgage-backed securities (Agency MBS)	11,614,125	356	54,708	11,559,773
Other investments	1,736,000	904	3,716	1,733,188
	$31,204,248	$72,635	$72,849	$31,204,034

December 31, 2014
U.S. GSE debt securities	$19,929,061	$50,378	$72,289	$19,907,150
U.S. Government securities	3,997,451	3,486	0	4,000,937
Agency MBS	9,031,661	19,472	12,326	9,038,807
	$32,958,173	$73,336	$84,615	$32,946,894

June 30, 2014
U.S. GSE debt securities	$15,950,885	$80,833	$73,657	$15,958,061
U.S. Government securities	5,518,770	14,716	480	5,533,006
Agency MBS	9,713,629	3,847	9,585	9,707,891
	$31,183,284	$99,396	$83,722	$31,198,958

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

June 30, 2015
States and political subdivisions	$25,738,769	$316,231	$0	$26,055,000

December 31, 2014
States and political subdivisions	$41,810,945	$423,055	$0	$42,234,000

June 30, 2014
States and political subdivisions	$22,966,558	$406,442	$0	$23,373,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

The scheduled maturities of debt securities AFS were as follows:

	Amortized	Fair
	Cost	Value
June 30, 2015
Due in one year or less	$5,115,547	$5,133,829
Due from one to five years	14,474,576	14,510,432
Agency MBS	11,614,125	11,559,773
	$31,204,248	$31,204,034

December 31, 2014
Due in one year or less	$5,027,864	$5,034,248
Due from one to five years	18,898,648	18,873,839
Agency MBS	9,031,661	9,038,807
	$32,958,173	$32,946,894

June 30, 2014
Due in one year or less	$2,025,196	$2,030,578
Due from one to five years	19,444,459	19,460,489
Agency MBS	9,713,629	9,707,891
	$31,183,284	$31,198,958

Because the actual maturities of Agency MBS usually differ from their contractual maturities due to the right of borrowers to prepay the underlying mortgage loans, usually without penalty, those securities are not presented in the table by contractual maturity date.

The scheduled maturities of debt securities HTM were as follows:

	Amortized	Fair
	Cost	Value*
June 30, 2015
Due in one year or less	$12,851,025	$12,851,000
Due from one to five years	4,101,928	4,181,000
Due from five to ten years	2,166,612	2,246,000
Due after ten years	6,619,204	6,777,000
	$25,738,769	$26,055,000

December 31, 2014
Due in one year or less	$28,158,718	$28,159,000
Due from one to five years	4,637,913	4,744,000
Due from five to ten years	2,305,353	2,411,000
Due after ten years	6,708,961	6,920,000
	$41,810,945	$42,234,000

June 30, 2014
Due in one year or less	$12,616,400	$12,616,000
Due from one to five years	4,239,436	4,341,000
Due from five to ten years	2,381,853	2,484,000
Due after ten years	3,728,869	3,932,000
	$22,966,558	$23,373,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

There were no debt securities HTM in an unrealized loss position as of the balance sheet dates.  Debt securities AFS with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2015
U.S. GSE debt securities	$4,235,402	$9,709	$995,284	$4,716	$5,230,686	$14,425
Agency MBS	10,702,696	54,708	0	0	10,702,696	54,708
Other investments	1,236,283	3,716	0	0	1,236,283	3,716
	$16,174,381	$68,133	$995,284	$4,716	$17,169,665	$72,849

December 31, 2014
U.S. GSE debt securities	$6,023,946	$8,548	$5,186,258	$63,741	$11,210,204	$72,289
Agency MBS	3,206,389	12,326	0	0	3,206,389	12,326
	$9,230,335	$20,874	$5,186,258	$63,741	$14,416,593	$84,615

June 30, 2014
U.S. GSE debt securities	$0	$0	$5,176,343	$73,657	$5,176,343	$73,657
U.S. Government securities	1,490,193	480	0	0	1,490,193	480
Agency MBS	4,937,780	9,585	0	0	4,937,780	9,585
	$6,427,973	$10,065	$5,176,343	$73,657	$11,604,316	$83,722

Debt securities in the table above consisted of five U.S. GSE debt securities, eleven Agency MBS securities and five certificates of deposit carried under the heading of “Other investments” at June 30, 2015, ten U.S. GSE debt securities and four Agency MBS securities at December 31, 2014, and five U.S. GSE debt securities, two U.S. Government securities and five Agency MBS securities at June 30, 2014.  The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition.  As of June 30, 2015, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be other than temporary.

Note 5.  Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	June 30,	December 31,	June 30,
	2015	2014	2014

Commercial & industrial	$73,561,125	$64,390,220	$64,475,384
Commercial real estate	172,565,221	166,611,830	164,302,843
Residential real estate - 1st lien	162,109,916	163,966,124	169,367,709
Residential real estate - Jr lien	43,816,552	44,801,483	44,564,026
Consumer	7,429,236	8,035,298	7,883,342
	459,482,050	447,804,955	450,593,304
Deduct (add):
Allowance for loan losses	5,095,212	4,905,874	4,876,816
Deferred net loan costs	(307,235)	(303,394)	(288,237)
	4,787,977	4,602,480	4,588,579
Net Loans	$454,694,073	$443,202,475	$446,004,725

The following is an age analysis of past due loans (including non-accrual), by portfolio segment:

							90 Days or
		90 Days	Total			Non-Accrual	More
June 30, 2015	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$177,758	$174,184	$351,942	$73,209,183	$73,561,125	$767,235	$0
Commercial real estate	740,547	239,619	980,166	171,585,055	172,565,221	1,909,917	5,313
Residential real estate - 1st lien	2,222,425	828,694	3,051,119	159,058,797	162,109,916	1,927,300	528,211
Residential real estate - Jr lien	346,444	82,021	428,465	43,388,087	43,816,552	311,571	82,021
Consumer	38,159	8,987	47,146	7,382,090	7,429,236	0	8,987
Total	$3,525,333	$1,333,505	$4,858,838	$454,623,212	$459,482,050	$4,916,023	$624,532

							90 Days or
		90 Days	Total			Non-Accrual	More
December 31, 2014	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$439,151	$299,095	$738,246	$63,651,974	$64,390,220	$552,386	$23,579
Commercial real estate	988,924	5,313	994,237	165,617,593	166,611,830	1,934,096	5,313
Residential real estate - 1st lien	4,446,138	1,484,334	5,930,472	158,035,652	163,966,124	1,263,046	980,138
Residential real estate - Jr lien	637,917	179,920	817,837	43,983,646	44,801,483	404,061	115,852
Consumer	56,392	0	56,392	7,978,906	8,035,298	0	0
Total	$6,568,522	$1,968,662	$8,537,184	$439,267,771	$447,804,955	$4,153,589	$1,124,882

							90 Days or
		90 Days	Total			Non-Accrual	More
June 30, 2014	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$373,363	$605,406	$978,769	$63,496,615	$64,475,384	$1,347,748	$102,961
Commercial real estate	1,378,654	94,609	1,473,263	162,829,580	164,302,843	1,661,324	5,313
Residential real estate - 1st lien	2,542,507	991,146	3,533,653	165,834,056	169,367,709	1,943,475	231,085
Residential real estate - Jr lien	228,014	110,451	338,465	44,225,561	44,564,026	453,304	57,241
Consumer	54,479	17,927	72,406	7,810,936	7,883,342	0	17,927
Total	$4,577,017	$1,819,539	$6,396,556	$444,196,748	$450,593,304	$5,405,851	$414,527

For all loan segments, loans over 30 days past due are considered delinquent.
As of June 30, 2015, there were four residential mortgage loans in process of foreclosure totaling $403,526.

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

General component

The general component of the allowance for loan losses is based on historical loss experience, adjusted for qualitative factors and stratified by the following loan segments: commercial and industrial, commercial real estate, residential real estate first (“1st”) lien, residential real estate junior (“Jr”) lien and consumer loans. The Company does not disaggregate its portfolio segments further into classes.  Loss ratios are calculated by loan segment for one year, two year, three year, four year and five year look back periods.  The highest loss ratio among these look-back periods is then applied against the respective segment.  Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of commercial real estate loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available.

The reserve methodology was modified during the quarter ended June 30, 2015 to eliminate using the higher of the 1999-2001 losses as compared to current losses, by eliminating the use of the 1999-2001 period.  The 1999-2001 information has become dated and the Bank’s credit portfolio management has evolved during that time.  The revised methodology now considers the highest annual loss rates for the most recent one to five year look back periods for each segment of the portfolio. This change resulted in a reduction to required reserves of $529,234.  Adjustments were made to the commercial & industrial and commercial real estate qualitative factors to adjust for the impact of the change in methodology, principally in the area of loan growth, loan policy, and delinquency factors.  The commercial & industrial and commercial real estate factors were each increased a total of 10 basis points, amounting to increases of $171,000 and $70,000 respectively.

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

Unallocated component

An unallocated component of the allowance for loan losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component reflects management’s estimate of the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  While unallocated reserves have increased, they are considered by management to be appropriate in light of the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and commercial real estate loans and the risk associated with the relatively new, unseasoned loans in those portfolios.

The following tables summarize changes in the allowance for loan losses and select loan information, by portfolio segment, for the periods indicated:

As of or for the three months ended June 30, 2015
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$750,491	$2,325,111	$1,322,017	$321,407	$86,084	$197,939	$5,003,049
Charge-offs	0	0	(78,700)	0	(22,816)	0	(101,516)
Recoveries	37,306	0	0	60	6,313	0	43,679
Provision (credit)	93,297	(340,552)	115,187	30,658	(5,768)	257,178	150,000
Ending balance	$881,094	$1,984,559	$1,358,504	$352,125	$63,813	$455,117	$5,095,212

As of or for the six months ended June 30, 2015
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$646,719	$2,311,936	$1,270,766	$321,099	$118,819	$236,535	$4,905,874
Charge-offs	(35,059)	0	(94,575)	(20,199)	(28,105)	0	(177,938)
Recoveries	42,913	0	6,042	120	18,201	0	67,276
Provision (credit)	226,521	(327,377)	176,271	51,105	(45,102)	218,582	300,000
Ending balance	$881,094	$1,984,559	$1,358,504	$352,125	$63,813	$455,117	$5,095,212

Allowance for loan losses
Evaluated for impairment
Individually	$70,000	$0	$71,800	$47,500	$0	$0	$189,300
Collectively	811,094	1,984,559	1,286,704	304,625	63,813	455,117	4,905,912
Total	$881,094	$1,984,559	$1,358,504	$352,125	$63,813	$455,117	$5,095,212

Loans evaluated for impairment
Individually	$594,176	$1,845,751	$1,345,820	$238,623	$0		$4,024,370
Collectively	72,966,949	170,719,470	160,764,096	43,577,929	7,429,236		455,457,680
Total	$73,561,125	$172,565,221	$162,109,916	$43,816,552	$7,429,236		$459,482,050

As of or for the year ended December 31, 2014
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$516,382	$2,143,398	$1,452,184	$366,471	$105,279	$271,201	$4,854,915
Charge-offs	(153,329)	(167,841)	(58,904)	(51,389)	(112,376)	0	(543,839)
Recoveries	6,249	0	14,543	240	33,766	0	54,798
Provision (credit)	277,417	336,379	(137,057)	5,777	92,150	(34,666)	540,000
Ending balance	$646,719	$2,311,936	$1,270,766	$321,099	$118,819	$236,535	$4,905,874

Allowance for loan losses
Evaluated for impairment
Individually	$0	$34,400	$43,400	$0	$0	$0	$77,800
Collectively	646,719	2,277,536	1,227,366	321,099	118,819	236,535	4,828,074
Total	$646,719	$2,311,936	$1,270,766	$321,099	$118,819	$236,535	$4,905,874

Loans evaluated for impairment
Individually	$390,605	$1,930,993	$721,241	$328,889	$0		$3,371,728
Collectively	63,999,615	164,680,837	163,244,883	44,472,594	8,035,298		444,433,227
Total	$64,390,220	$166,611,830	$163,966,124	$44,801,483	$8,035,298		$447,804,955

As of or for the three months ended June 30, 2014
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$556,223	$2,172,678	$1,396,934	$348,738	$100,386	$262,619	$4,837,578
Charge-offs	(70,534)	(30,819)	0	0	(14,241)	0	(115,594)
Recoveries	2,124	0	1,725	60	15,923	0	19,832
Provision (credit)	199,603	13,879	(61,648)	(54,184)	(17,953)	55,303	135,000
Ending balance	$687,416	$2,155,738	$1,337,011	$294,614	$84,115	$317,922	$4,876,816

As of or for the six months ended June 30, 2014
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$516,382	$2,143,398	$1,452,184	$366,471	$105,279	$271,201	$4,854,915
Charge-offs	(87,214)	(130,819)	0	0	(65,769)	0	(283,802)
Recoveries	2,236	0	11,098	120	22,249	0	35,703
Provision (credit)	256,012	143,159	(126,271)	(71,977)	22,356	46,721	270,000
Ending balance	$687,416	$2,155,738	$1,337,011	$294,614	$84,115	$317,922	$4,876,816

Allowance for loan losses
Evaluated for impairment
Individually	$99,300	$18,900	$100,600	$13,100	$0	$0	$231,900
Collectively	588,116	2,136,838	1,236,411	281,514	84,115	317,922	4,644,916
Total	$687,416	$2,155,738	$1,337,011	$294,614	$84,115	$317,922	$4,876,816

Loans evaluated for impairment
Individually	$1,233,885	$1,558,186	$1,374,851	$370,775	$0		$4,537,697
Collectively	63,241,499	162,744,657	167,992,858	44,193,251	7,883,342		446,055,607
Total	$64,475,384	$164,302,843	$169,367,709	$44,564,026	$7,883,342		$450,593,304

Impaired loans, by portfolio segment, were as follows:

	As of June 30, 2015
		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
	Investment	Balance	Allowance	Investment(1)	Investment(2)

With no related allowance recorded
Commercial & industrial	$502,237	$560,173	$0	$555,057	$300,144
Commercial real estate	1,845,751	1,856,008	0	1,976,769	1,136,004
Residential real estate - 1st lien	1,095,830	1,470,050	0	780,255	433,329
Residential real estate - Jr lien	0	0	0	120,465	113,964
	$3,443,818	$3,886,231	$0	$3,432,546	$1,983,441

With an allowance recorded
Commercial & industrial	$91,940	$94,826	$70,000	$93,398	$37,359
Commercial real estate	0	0	0	0	40,902
Residential real estate - 1st lien	249,989	284,200	71,800	302,937	144,196
Residential real estate - Jr lien	238,623	284,202	47,500	152,865	61,146
	$580,552	$663,228	$189,300	$549,200	$283,603

Total	$4,024,370	$4,549,459	$189,300	$3,981,746	$2,267,044

(1) For the three months ended June 30, 2015
(2) For the six months ended June 30, 2015

	As of December 31, 2014			2014
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

With no related allowance recorded
Commercial & industrial	$390,605	$424,598	$0	$507,232
Commercial real estate	1,726,482	1,689,772	0	1,294,710
Residential real estate - 1st lien	606,133	875,841	0	971,542
Residential real estate - Jr lien	328,889	390,260	0	238,826
	$3,052,109	$3,380,471	$0	$3,012,310

With an allowance recorded
Commercial & industrial	$0	$0	$0	$158,690
Commercial real estate	204,511	220,981	34,400	280,104
Residential real estate - 1st lien	115,108	144,708	43,400	294,807
Residential real estate - Jr lien	0	0	0	149,772
	$319,619	$365,689	$77,800	$883,373

Total	$3,371,728	$3,746,160	$77,800	$3,895,683

	As of June 30, 2014
		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
	Investment	Balance	Allowance	Investment(1)	Investment(2)

With no related allowance recorded
Commercial & industrial	$819,016	$884,377	$0	$552,178	$472,955
Commercial real estate	1,337,570	1,431,199	0	1,248,510	1,147,288
Residential real estate - 1st lien	832,008	905,092	0	1,042,268	1,146,323
Residential real estate - Jr lien	269,912	316,506	0	183,089	176,772
	$3,258,506	$3,537,174	$0	$3,026,045	$2,943,338
With an allowance recorded
Commercial & industrial	414,869	415,759	99,300	238,953	179,031
Commercial real estate	220,616	231,221	18,900	165,405	257,481
Residential real estate - 1st lien	542,843	579,363	100,600	394,924	408,070
Residential real estate - Jr lien	100,863	109,217	13,100	176,875	249,621
	$1,279,191	$1,335,560	$231,900	$976,157	$1,094,203

Total	$4,537,697	$4,872,734	$231,900	$4,002,202	$4,037,541

(1) For the three months ended June 30, 2014
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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of June 30, 2015
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$70,152,385	$162,191,020	$158,224,270	$43,196,452	$7,420,249	$441,184,376
Group B	2,451,677	4,819,930	231,391	228,892	0	7,731,890
Group C	957,063	5,554,271	3,654,255	391,208	8,987	10,565,784
Total	$73,561,125	$172,565,221	$162,109,916	$43,816,552	$7,429,236	$459,482,050

As of December 31, 2014
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$61,201,586	$157,767,641	$160,912,689	$44,018,956	$8,035,298	$431,936,170
Group B	2,316,908	3,280,904	228,148	251,822	0	6,077,782
Group C	871,726	5,563,285	2,825,287	530,705	0	9,791,003
Total	$64,390,220	$166,611,830	$163,966,124	$44,801,483	$8,035,298	$447,804,955

As of June 30, 2014
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$60,373,539	$155,124,213	$166,345,054	$43,883,107	$7,865,415	$433,591,328
Group B	2,730,275	3,586,566	598,381	147,531	0	7,062,753
Group C	1,371,570	5,592,064	2,424,274	533,388	17,927	9,939,223
Total	$64,475,384	$164,302,843	$169,367,709	$44,564,026	$7,883,342	$450,593,304

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

TDRs, by portfolio segment, for the periods presented were as follows:

	Three months ended June 30, 2015			Six months ended June 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial & industrial	3	$198,999	$198,829	3	$198,999	$198,829
Residential real estate
- 1st lien	3	618,317	660,196	8	962,646	1,021,102
- Jr lien	0	0	0	2	117,745	121,672
Total	6	$817,316	$859,025	13	$1,279,390	$1,341,603

	Year ended December 31, 2014
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial real estate	1	$301,823	$301,823
Residential real estate - 1st lien	11	1,294,709	1,332,336
Total	12	$1,596,532	$1,634,159

	Three months ended June 30, 2014			Six months ended June 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Residential real estate
- 1st lien	3	$218,330	$237,090	6	$480,899	$510,737

The TDR’s for which there was a payment default during the twelve month periods presented were as follows:

Twelve months ended June 30, 2015
	Number of	Recorded
	Contracts	Investment

Commercial	1	$82,336
Residential real estate - 1st lien	3	258,568
Total	4	$340,904

Year ended December 31, 2014
	Number of	Recorded
	Contracts	Investment

Residential real estate - 1st lien	2	$137,830

Twelve months ended June 30, 2014
	Number of	Recorded
	Contracts	Investment

Residential real estate – 1st lien	5	$441,679

TDRs are treated as other impaired loans and carry individual specific reserves with respect to the calculation of the allowance for loan losses.  These loans are categorized as non-performing, may be past due, and are generally adversely risk rated. The TDRs that have defaulted under their restructured terms are generally in collection status and their reserve is typically calculated using the fair value of collateral method. At June 30, 2015 and 2014, the specific allocation related to TDRs was approximately $104,600 and $88,300, respectively.  There was no specific allowance related to TDRs at December 31, 2014.

As of June 30, 2015, the Company is contractually committed to lend up to $450,000 in additional funds to one debtor with an impaired SBA guaranteed cap line of credit; that debtor’s loan relationship is expected to strengthen as a result of a prior troubled debt restructuring.  With this exception, as of the balance sheet dates, the Company was not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

Note 6.  Goodwill and Other Intangible Assets

As a result of the merger with LyndonBank on December 31, 2007, the Company recorded goodwill amounting to $11,574,269.  The goodwill is not amortizable and is not deductible for tax purposes.

The Company also recorded $4,161,000 of acquired identified intangible assets representing the core deposit intangible which is subject to amortization as a non-interest expense over a ten year period.  The accumulated amortization expense was $3,479,269 and $3,206,569 as of June 30, 2015 and 2014, respectively.

Amortization expense for the core deposit intangible for the first six months of 2015 and 2014 was $136,350.  As of June 30, 2015, the remaining annual amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

2015	$136,345
2016	272,695
2017	272,691
Total remaining core deposit intangible	$681,731

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

June 30, 2015	Level 1	Level 2
Assets: (market approach)
U.S. GSE debt securities	$0	$14,908,104
U.S. Government securities	3,002,969	0
Agency MBS	0	11,559,773
Other investments	0	1,733,188
Total	$3,002,969	$28,201,065

December 31, 2014	Level 1	Level 2
Assets: (market approach)
U.S. GSE debt securities	$0	$19,907,150
U.S. Government securities	4,000,937	0
Agency MBS	0	9,038,807
Total	$4,000,937	$28,945,957

June 30, 2014
Assets: (market approach)
U.S. GSE debt securities	$0	$15,958,061
U.S. Government securities	5,533,006	0
Agency MBS	0	9,707,891
Total	$5,533,006	$25,665,952

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

Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

June 30, 2015	Level 2
Assets: (market approach)
Residential mortgage servicing rights	$1,298,418
Impaired loans, net of related allowance	391,252
OREO	1,122,500

December 31, 2014
Assets: (market approach)
Residential mortgage servicing rights	$1,311,965
Impaired loans, net of related allowance	241,819
OREO	1,238,320

June 30, 2014
Assets: (market approach)
Residential mortgage servicing rights	$1,324,713
Impaired loans, net of related allowance	1,047,291
OREO	916,820

There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented.

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below.  The estimated fair values of the Company's financial instruments were as follows:

June 30, 2015		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$19,454	$19,454	$0	$0	$19,454
Securities held-to-maturity	25,739	0	26,055	0	26,055
Securities available-for-sale	31,204	3,003	28,201	0	31,204
Restricted equity securities	3,332	0	3,332	0	3,332
Loans and loans held-for-sale
Commercial & industrial	72,607	0	524	73,638	74,162
Commercial real estate	170,410	0	1,846	174,080	175,926
Residential real estate - 1st lien	160,951	0	1,274	164,014	165,288
Residential real estate - Jr lien	43,421	0	191	44,160	44,351
Consumer	7,358	0	0	7,695	7,695
Mortgage servicing rights	1,298	0	1,496	0	1,496
Accrued interest receivable	1,578	0	1,578	0	1,578

Financial liabilities:
Deposits
Other deposits	432,657	0	432,533	0	432,533
Brokered deposits	22,410	0	22,426	0	22,426
Federal funds purchased and short-term borrowings	30,000	0	30,000	0	30,000
Repurchase agreements	24,403	0	24,403	0	24,403
Capital lease obligations	600	0	600	0	600
Subordinated debentures	12,887	0	12,856	0	12,856
Accrued interest payable	47	0	47	0	47

December 31, 2014		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$24,962	$24,962	$0	$0	$24,962
Securities held-to-maturity	41,811	0	42,234	0	42,234
Securities available-for-sale	32,947	4,001	28,946	0	32,947
Restricted equity securities	3,332	0	3,332	0	3,332
Loans and loans held-for-sale
Commercial & industrial	63,709	0	391	64,800	65,191
Commercial real estate	164,212	0	1,897	167,961	169,858
Residential real estate - 1st lien	162,635	0	678	166,171	166,849
Residential real estate - Jr lien	44,457	0	329	45,113	45,442
Consumer	7,912	0	0	8,315	8,315
Mortgage servicing rights	1,312	0	1,528	0	1,528
Accrued interest receivable	1,698	0	1,698	0	1,698

Financial liabilities:
Deposits
Other deposits	472,966	0	473,100	0	473,100
Brokered deposits	20,053	0	20,054	0	20,054
Repurchase agreements	28,543	0	28,543	0	28,543
Capital lease obligations	640	0	640	0	640
Subordinated debentures	12,887	0	12,867	0	12,867
Accrued interest payable	64	0	64	0	64

June 30, 2014		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$16,343	$16,343	$0	$0	$16,343
Securities held-to-maturity	22,967	0	23,373	0	23,373
Securities available-for-sale	31,199	5,533	25,666	0	31,199
Restricted equity securities	3,332	0	3,332	0	3,332
Loans and loans held-for-sale
Commercial & industrial	63,742	0	1,135	64,023	65,158
Commercial real estate	162,031	0	1,539	165,635	167,174
Residential real estate - 1st lien	168,582	0	1,274	172,278	173,552
Residential real estate - Jr lien	44,238	0	358	44,839	45,197
Consumer	7,793	0	0	8,167	8,167
Mortgage servicing rights	1,325	0	1,523	0	1,523
Accrued interest receivable	1,445	0	1,445	0	1,445

Financial liabilities:
Deposits
Other deposits	428,186	0	428,924	0	428,924
Brokered deposits	26,879	0	26,884	0	26,884
Federal funds purchased and short-term borrowings	13,915	0	13,915	0	13,915
Long-term borrowings	6,000	0	6,000	0	6,000
Repurchase agreements	23,583	0	23,583	0	23,583
Capital lease obligations	677	0	677	0	677
Subordinated debentures	12,887	0	12,869	0	12,869
Accrued interest payable	70	0	70	0	70

Note 8.  Loan Servicing

The following table shows the changes in the carrying amount of the mortgage servicing rights, included in other assets on the consolidated balance sheets, for the periods indicated:

	June 30,	December 31,	June 30,
	2015	2014	2014

Balance at beginning of year	$1,311,965	$1,329,079	$1,329,079
Mortgage servicing rights capitalized	112,687	209,713	112,601
Mortgage servicing rights amortized	(128,791)	(250,955)	(122,727)
Change in valuation allowance	2,557	24,128	5,760
Balance at end of period	$1,298,418	$1,311,965	$1,324,713

Note 9.  Legal Proceedings

In the normal course of business, the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10.  Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On June 9, 2015, the Company declared a cash dividend of $0.16 per common share payable August 1, 2015 to shareholders of record as of July 15, 2015.  This dividend, amounting to $791,903, was accrued at June 30, 2015.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Period Ended June 30, 2015

The following discussion analyzes the consolidated financial condition of Community Bancorp. (the Company) and its wholly-owned subsidiary, Community National Bank (the Bank), as of June 30, 2015, December 31, 2014 and June 30, 2014, and its consolidated results of operations for the two interim periods presented.  The Company is considered a “smaller reporting company” under applicable regulations of the Securities and Exchange Commission (SEC) and is therefore eligible for relief from certain disclosure requirements.  In accordance with such provisions, the Company has elected to provide its interim consolidated statements of income, comprehensive income, and cash flows for two, rather than three, years.

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

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (1) general economic conditions, either nationally, regionally or locally continue to deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services; (2) competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial services industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way as to reduce the Company's margins;  (4) changes in laws or government rules, including the rules of the federal Consumer Financial Protection Bureau, or the way in which courts or government agencies interpret or implement those laws or rules, increase our costs of doing business causing us to limit or change our product offerings or pricing, or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) changes in the level of nonperforming assets and charge-offs; (7) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (8) changes in consumer and business spending, borrowing and savings habits; (9) the effect of changes to the calculation of the Company’s regulatory capital ratios under the recently adopted Basel III capital framework which, among other things, requires additional regulatory capital, and change the framework for risk-weighting of certain assets; (10) the effect of and changes in the United States monetary and fiscal policies, including the interest rate policies of the Federal Reserve Board (FRB) and its regulation of the money supply; and (11) adverse changes in the credit rating of U.S. government debt.

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

OVERVIEW

The Company’s consolidated assets on June 30, 2015 were $576,498,650, a decrease of $10,212,394 or 1.7% from December 31, 2014 and an increase of $14,256,895, or 2.5%, from June 30, 2014.  Contributing to the decrease in assets from year end was a decrease in short-term municipal loans, recorded as held-to-maturity securities which generally mature at the end of the second quarter and are not replaced until after the start of the third quarter.  Municipal loans totaling $23,051,194 matured on June 30, 2015, with renewals and new municipal loans of approximately $22 million recorded in July, 2015.   Net loans increased $11,491,598, or 2.6%, since December 31, 2014 and $8,689,348, or 2.0%, since June 30, 2014.  The increase in net loans is attributable to solid growth in commercial loans.  The loan growth has been funded primarily through short-term borrowings, totaling $30,000,000 at June 30, 2015 compared with no borrowings at December 31, 2014, and a combination of $17,000,000 in short term borrowings and $7,066,165 of brokered time deposits at June 30, 2014.

Total deposits declined $37,952,134, or 7.7%, since December 31, 2014 due primarily to the seasonal runoff of municipal deposits.  In the year over year comparison, deposits declined $2,410, or 0.0%.  Core deposits saw increases in all areas except time deposits, which continue to shift into non-maturity deposits as they mature.  The decrease in retail time deposits is a trend that has been prevalent for several years while rates have been at historic lows. Management believes that the low interest rates being paid on certificates of deposit and other investment products is likely causing some depositors to place their money in non-maturity products such as demand and savings accounts while awaiting an improvement in interest rates and market conditions.

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

Interest income increased $37,037, or 0.7%, for the second quarter of 2015 compared to the same period in 2014.   Interest expense declined $105,692, or 13.6%, due to the continued decrease in interest rates paid on deposits and borrowings.  The decrease in interest paid on deposits is largely attributable to a shift of customer funds out of higher yielding CDs to lower yielding demand and savings accounts.  Rates paid on non-maturity deposits have also been adjusted downward when necessary to account for changes in market rates.

Net interest income after the provision for loan losses improved by $127,729, or 2.7%, for the three months ended June 30, 2015 compared to the same period in 2014.  The charge to income for the provision for loan losses increased $15,000, or 11.1%, year over year based on the increase in the loan portfolio for the year, not a decline in asset quality.

Net income for the second quarter of 2015 was $1,077,704, a decrease of $206,682, or 16.1%, compared with the same period in 2014.  Net income for the first six months of 2015 was $2,187,544, a decrease of $168,407 or 7.2% compared to the same period in 2014. Total non-interest income decreased $32,741, or 2.4%, during the second quarter of 2015 compared to 2014, with declines seen in all major categories.  One of the components of non-interest income is income generated from selling loans in the secondary market.  For several years, the Federal Reserve’s efforts to stimulate the real estate market by keeping mortgage interest rates low provided for several refinancing cycles.  The residential mortgage lending activity slowed during 2014, resulting in decreases in the Company’s fee income from the sale of residential loans in the secondary market.  In 2015, this trend has started to turn with new mortgage originations totaling $20,136,238 for the first six months of 2015, compared with $16,975,336 for the same period in 2014, an increase of $3,160,902, or 18.6%.  Of those originations, during the first six months of 2015 secondary market sales totaled $11,654,885, compared to $10,356,676 for the first six months of 2014, providing points and premiums from the sales of these mortgages of $168,670 and $235,150, respectively, a decline of 28.4%.  Mirroring trends in the mortgage banking industry, as mortgage rates decreased to spur higher volume, margins declined to keep mortgage rates competitive, resulting in the decline between periods in points and premiums from the sale of mortgages on the secondary market.  The remainder of the loans originated were held in portfolio.  Total operating expenses increased by $497,882, or 5.6%, for the first six months 2015 when compared to the same period in 2014, including non-recurring charges associated with the mandated replacement of customer debit cards with computer chip enhanced cards and costs associated with the closure of two branch offices in July.  Please refer to the Non-interest Income and Expense sections for more information.

The regulatory environment continues to increase operating costs and place extensive burdens on personnel resources to comply with a myriad of legal requirements, including those under the Dodd-Frank Act of 2010, and the numerous rulemakings it has spawned, the Sarbanes-Oxley Act of 2002, the USA Patriot Act, the Bank Secrecy Act, the Real Estate Settlement Procedures Act and the Truth in Lending Act, as well as the new Basel III capital framework.  It is unlikely that these administrative costs and burdens will moderate in the future.

On June 9, 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.16 per common share, payable on August 1, 2015 to shareholders of record on July 15, 2015.  The Company is focused on increasing the profitability of the balance sheet, and prudently managing operating expenses and risk, particularly credit risk, in order to remain a well-capitalized bank in this challenging economic environment.

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

These policies are described further in the Company’s 2014 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements.  Except for certain changes to the methodology for calculating the allowance for loan losses as described below under “RISK MANAGEMENT – Allowance for loan losses and provisions”, there have been no material changes in the critical accounting policies described in the 2014 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net income for the second quarter of 2015 was $1,077,704, a decrease of $206,682, or 16.1%, compared with the same period in 2014.  This resulted in earnings per share of $0.21, compared with $0.26 for the second quarter 2014.  Net income for the first six months of 2015 was $2,187,544 or $0.43 per common share, compared to $2,355,951 or $0.47 per common share for the same period in 2014. Core earnings (net interest income before the provision for loan losses) for the second quarter of 2015 increased $142,729, or 2.9%, compared to the second quarter of 2014.  For the six months ended June 30, 2015, core earnings increased $457,029, or 4.7% compared to the prior year.  In light of the continued pressure on net interest margin and spread in this persistently low interest rate environment, the Company is pleased with these increases.  To help offset this pressure, the Company shifted assets from lower yielding taxable investments to loans, and shifted a portion of the investment portfolio to higher yielding agency mortgage-backed securities (Agency MBS) within its available-for-sale portfolio during the second quarter of 2014.  The Company has continued to maintain that overall mix of investments.  The tax-exempt municipal loan portfolio also increased significantly compared with the prior year, generating additional interest income.  During 2015, the loan mix has continued to shift in favor of higher yielding commercial loans, while the deposit mix is shifting to lower cost non-maturity deposits, both of which have benefitted the Company’s net interest income.  Interest paid on deposits, which is the major component of total interest expense, decreased $105,692, or 13.6%, in the second quarter 2015 compared to the same period of 2014.  The Company recorded a provision for loan losses of $150,000 for the first six months of 2015, compared to $135,000 for the same period of 2014.  Non-interest income decreased $32,741, or 2.5%, for the second quarter of 2015 compared to 2014, partly due to a lower pace of residential mortgage loan sales, together with a decrease in overdraft charges and paper statement fees.  Non-interest expense increased $402,392, or 9.2%, for the second quarter of 2015 compared to the prior year with increases in salaries & benefits as well as other non-interest expenses including collection and OREO write-down expense. The section below labeled Non-Interest Income and Non-Interest Expense provides a more detailed discussion on the significant components of these two items.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized for the comparison periods.

	Three Months Ended June 30,
	2015	2014
Return on Average Assets	0.74%	0.90%
Return on Average Equity	8.60%	10.91%

	Six Months Ended June 30,
	2015	2014
Return on Average Assets	0.76%	0.83%
Return on Average Equity	8.84%	10.15%

The following table summarizes the earnings performance and certain balance sheet data of the Company for the periods presented.

SELECTED FINANCIAL DATA (Unaudited)

	June 30,	December 31,	June 30,
	2015	2014	2014

Balance Sheet Data
Net loans	$454,694,073	$443,202,475	$446,004,725
Total assets	576,498,650	586,711,044	562,241,755
Total deposits	455,067,329	493,019,463	455,064,919
Borrowed funds	30,000,000	0	19,915,000
Total liabilities	526,457,457	537,715,842	514,850,811
Total shareholders' equity	50,041,193	48,995,202	47,390,944

		Six Months Ended June 30,
		2015	2014

Operating Data
Total interest income		$11,617,983	$11,332,423
Total interest expense		1,399,817	1,571,286
Net interest income		10,218,166	9,761,137

Provision for loan losses		300,000	270,000
Net interest income after provision for loan losses		9,918,166	9,491,137

Non-interest income		2,517,266	2,650,723
Non-interest expense		9,476,568	8,978,686
Income before income taxes		2,958,864	3,163,174
Applicable income tax expense(1)		771,320	807,223

Net Income		$2,187,544	$2,355,951

Per Common Share Data

Earnings per common share (2)		$0.43	$0.47
Dividends declared per common share		$0.32	$0.32
Book value per common share outstanding, period end		$9.57	$9.16
Weighted average number of common shares outstanding		4,946,734	4,880,969
Number of common shares outstanding, period end		4,966,027	4,899,995

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

The Company’s tax-exempt interest income is derived from municipal investments, which comprised the entire held-to-maturity portfolio of $25,738,769 at June 30, 2015, and $22,966,558 at June 30, 2014.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the quarterly comparison periods presented.

	Three Months Ended June 30,
	2015	2014

Net interest income as presented	$5,078,880	$4,936,151
Effect of tax-exempt income	142,313	124,328
Net interest income, tax equivalent	$5,221,193	$5,060,479

The following table presents average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended June 30,
		2015			2014
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets

Loans (1)	$455,618,414	$5,346,764	4.71%	$450,294,322	$5,373,903	4.79%
Taxable investment securities	31,166,027	102,608	1.32%	30,894,207	73,040	0.95%
Tax-exempt investment securities	43,458,469	418,567	3.86%	39,420,328	365,670	3.72%
Sweep and interest-earning accounts	2,521,651	1,770	0.28%	4,215,122	2,836	0.27%
Other investments (2)	3,719,450	23,788	2.57%	3,821,784	23,026	2.42%
Total	$536,484,011	$5,893,497	4.41%	$528,645,763	$5,838,475	4.43%

Interest-Bearing Liabilities

Interest-bearing transaction accounts	$112,569,304	$53,844	0.19%	$110,063,106	$57,926	0.21%
Money market accounts	87,385,306	221,765	1.02%	82,360,369	209,803	1.02%
Savings deposits	80,726,280	24,414	0.12%	75,552,538	23,674	0.13%
Time deposits	107,895,810	229,158	0.85%	129,584,072	351,315	1.09%
Federal funds purchased and
other borrowed funds	17,293,077	11,182	0.26%	12,350,604	6,576	0.21%
Repurchase agreements	25,538,488	17,933	0.28%	23,917,037	14,385	0.24%
Capital lease obligations	606,498	12,353	8.15%	683,027	13,875	8.13%
Junior subordinated debentures	12,887,000	101,655	3.16%	12,887,000	100,442	3.13%
Total	$444,901,763	$672,304	0.61%	$447,397,753	$777,996	0.70%

Net interest income		$5,221,193			$5,060,479
Net interest spread (3)			3.80%			3.73%
Net interest margin (4)			3.90%			3.84%

(1) Included in gross loans are non-accrual loans with an average balance of $5,058,480 and $5,228,954 for the three months ended June 30, 2015 and 2014, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses.
(2) Included in other investments is the Company’s FHLBB Stock with an average balance of $2,744,300 and $2,846,634 for the three months ended June 30, 2015 and 2014, respectively, and dividend payout rates of approximately 1.74%
and 1.49%, respectively, per quarter.
(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the second quarter of 2015 increased $7,838,248, or 1.5% compared to the same period of 2014, and the average yield decreased two basis points to 4.41% for the second quarter of 2015 compared to 4.43% for the same quarter of 2014.  The average volume of loans increased $5,324,092, or 1.2%, and the average yield declined by eight basis points.  Interest earned on the loan portfolio equaled approximately 90.7% of total interest income for the second quarter of 2015 and 92.0% for the 2014 comparison period.  The average volume of the taxable investment portfolio (classified as available-for-sale) increased $271,820, or 0.9%, for the same period, while the average yield increased 37 basis points due in part to the shift to higher yielding mortgage backed securities late in the second quarter of 2014.  The average volume of the tax-exempt investment portfolio (classified as held-to-maturity) increased $4,038,141, or 10.2%, between periods, while the average tax equivalent yield increased 14 basis points year over year.  The average volume of sweep and interest-earning accounts, which is primarily made up of the interest-earning deposit account at the Federal Reserve Bank of Boston (FRBB), decreased $1,693,471, or 40.2%.  The balance of these funds has remained relatively low as all excess cash has been used to fund loan growth.

In comparison, the average volume of interest-bearing liabilities for the second quarter of 2015 decreased $2,495,990, or 0.6% over the 2014 comparison period, and the average rate paid on these liabilities decreased nine basis points.  The average volume of money market funds increased $5,024,937, or 6.1%, while the average rate paid remained flat at 1.02%.  The increase in money market funds is due primarily to approximately $8,000,000 of construction related escrow accounts opened in the fourth quarter of 2014, which are expected to remain in place into 2016.  The average volume of savings accounts increased $5,173,742 or 6.9% for the second quarter of 2015 compared to the same period in 2014 due to the continued shift in product mix from time deposits to savings accounts as consumers anticipate higher rates in the near future.  The average total volume of time deposits, both retail and wholesale, decreased $21,688,262, or 16.7%.  This includes average wholesale time deposits of $7,066,165.  The average volume of federal funds purchased and other borrowed funds increased $4,942,473, or 40.0%, as short term advances were largely used in place of overnight funds in 2015.  A decrease of 24 basis points is noted in the average rate paid on time deposits while an increase of five basis points is noted on the average rate paid on federal funds purchased and other borrowed funds.  The Company drew down short-term FHLBB advances totaling $30,000,000 in the second quarter of 2015 to fund loan growth and offset the seasonal runoff of municipal deposits.  This compares with $17,000,000 of FHLBB advances and $7,066,165 of brokered time deposits at June 30, 2014.

The prolonged low interest rate environment has resulted in continued pressure on the Company’s net interest spread and margin.  The Company’s earning assets are being both replaced with, and repricing to, lower interest rates, while the opportunity to reduce rates further on non-maturing interest-bearing deposits is limited given the already low rates paid on deposits.  For the second quarter comparison periods of 2015 and 2014 the average yield in interest-earning assets stayed relatively flat, while the average rate paid on interest-bearing liabilities decreased nine basis points.  Net interest margin for the second quarter was 3.80% for 2015, down from 3.84% the prior year.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the year to date comparison periods presented.

	Six Months Ended June 30,
	2015	2014

Net interest income as presented	$10,218,166	$9,761,137
Effect of tax-exempt income	281,984	256,530
Net interest income, tax equivalent	$10,500,150	$10,017,667

The following table presents average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Six Months Ended June 30,
		2015			2014
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets

Loans (1)	$453,180,622	$10,811,025	4.81%	$448,006,236	$10,644,679	4.79%
Taxable investment securities	31,758,150	207,647	1.32%	31,600,140	139,384	0.89%
Tax-exempt investment securities	43,123,366	829,364	3.88%	39,086,004	754,500	3.89%
Sweep and interest-earning accounts	3,207,206	4,260	0.27%	3,077,958	4,080	0.27%
Other investments (2)	3,719,450	47,671	2.58%	3,920,270	46,310	2.38%
Total	$534,988,794	$11,899,967	4.49%	$525,690,608	$11,588,953	4.45%

Interest-Bearing Liabilities

Interest-bearing transaction accounts	$114,728,976	$111,859	0.20%	$113,564,182	$121,358	0.22%
Money market accounts	89,645,735	446,545	1.00%	82,929,078	421,232	1.02%
Savings deposits	79,084,511	47,751	0.12%	73,915,242	46,307	0.13%
Time deposits	109,957,225	515,483	0.95%	125,852,809	711,077	1.14%
Federal funds purchased and
other borrowed funds	10,000,442	13,171	0.27%	10,059,033	11,049	0.22%
Repurchase agreements	26,906,269	37,570	0.28%	25,674,294	30,983	0.24%
Capital lease obligations	616,527	25,105	8.14%	691,579	28,087	8.12%
Junior subordinated debentures	12,887,000	202,333	3.17%	12,887,000	201,193	3.15%
Total	$443,826,685	$1,399,817	0.64%	$445,573,217	$1,571,286	0.71%

Net interest income		$10,500,150			$10,017,667
Net interest spread (3)			3.85%			3.74%
Net interest margin (4)			3.96%			3.84%

(1) Included in gross loans are non-accrual loans with an average balance of $4,897,435 and $4,865,916 for the six months ended June 30, 2015 and 2014, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses.
(2) Included in other investments is the Company’s FHLBB Stock with an average balance of $2,744,300 and $2,945,120, respectively, for the first six months of 2015 and 2014, and dividend payout rates of approximately 1.74% and 1.49%, respectively, six month period.
(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average earning assets.

For the six months ended June 30, 2015, average interest-earning assets grew $9,298,186, or 1.8% compared with the same period in 2014, split between growth in commercial loan and municipal securities.

Interest income increased by $311,014, or 2.7% between periods resulting in a corresponding increase in yield on average assets of four basis points to 4.49%.  Contributing to the increase was a one-time recovery of non-accrual interest on loans during the first quarter of 2015 of approximately $200,000. Accordingly, management believes the three month average yield of 4.43% better reflects the true current yield on loans.

The investment portfolios also contributed to the increase in interest income with an increase of $68,263, or 49.0% in the interest income from the taxable investment securities.  Despite flat average balances, yields and income for the investment portfolio increased substantially year to date in 2015 compared to the prior year, due to the addition of mortgage backed securities as a portion of the portfolio.  The increased tax exempt income in 2015 of $74,864, or 9.9%, is a result of a higher volume of non-arbitrage municipal loans.

The total cost of interest bearing liabilities declined by seven basis points for the first half of 2015 versus the first half of 2014, with the continued shift from time deposits to non-maturity products, and the repricing of the remaining time deposit balances to lower rates.

The resulting net interest spread and margin improved by 11 and 12 basis points, respectively, between the first six months of 2015 and the same period a year earlier.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2015 and 2014 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	Variance	Variance			Variance	Variance
	Due to	Due to	Total		Due to	Due to	Total
	Rate (1)	Volume (1)	Variance		Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$(90,720)	$63,581	$	(27,139)	$43,438	$122,908	$166,346
Taxable investment securities	28,924	644		29,568	67,566	697	68,263
Tax-exempt investment securities	15,445	37,452		52,897	(3,017)	77,881	74,864
Sweep and interest-earning accounts	116	(1,182)		(1,066)	7	173	180
Other investments	1,418	(656)		762	3,930	(2,569)	1,361
Total	$(44,817)	$99,839		$55,022	$111,924	$199,090	$311,014

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$ (5,394)	$1,312	$	(4,082)	$ (10,770)	$1,271	$ (9,499)
Money market accounts	(816)	12,778		11,962	(8,660)	33,973	25,313
Savings deposits	(937)	1,677		740	(1,888)	3,332	1,444
Time deposits	(76,196)	(45,961)		(122,157)	(120,711)	(74,883)	(195,594)
Federal funds purchased and
other borrowed funds	2,018	2,588		4,606	2,200	(78)	2,122
Repurchase agreements	2,578	970		3,548	5,121	1,466	6,587
Capital lease obligations	33	(1,555)		(1,522)	48	(3,030)	(2,982)
Junior subordinated debentures	1,213	0		1,213	1,140	0	1,140
Total	$(77,501)	$(28,191)		$(105,692)	$(133,520)	$ (37,949)	$(171,469)

Changes in net interest income	$32,684	$128,030		$160,714	$245,444	$237,039	$482,483

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented are as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%

Service fees	$642,981	$658,972	$(15,991)	-2.43%	$1,274,418	$1,305,785	$(31,367)	-2.40%
Income from sold loans	247,565	260,330	(12,765)	-4.90%	448,240	509,460	(61,220)	-12.02%
Other income from loans	186,433	122,066	64,367	52.73%	320,632	266,466	54,166	20.33%
Net realized gain (loss) on sale of securities available-for-sale	2,723	21,828	(19,105)	-87.53%	2,723	21,828	(19,105)	-87.53%
Income from CFSG Partners	81,345	83,448	(2,103)	-2.52%	175,191	163,260	11,931	7.31%
Rental income on OREO properties	1,101	1,270	(169)	-13.31%	36,521	49,807	(13,286)	-26.67%
Exchange income	23,000	36,500	(13,500)	-36.99%	38,500	65,000	(26,500)	-40.77%
SERP fair value adjustment	(10,442)	28,690	(39,132)	-136.40%	529	44,738	(44,209)	-98.82%
Other income	129,775	124,118	5,657	4.56%	220,512	224,379	(3,867)	-1.72%
Total non-interest income	$1,304,481	$1,337,222	$(32,741)	-2.45%	$2,517,266	$2,650,723	$(133,457)	-5.03%

Total non-interest income decreased $32,741 for the second quarter of 2015 versus the same quarter last year and $133,457 for the first six months of 2015 versus the same period in 2014, with significant changes noted in the following:

●
Service fees declined a net 2.4% in the second quarter, including decreases of $21,578, or 11.6%, in overdraft fees and $11,611, or 16.8%, in paper statement fees as customers move to online banking, partially offset by an increase of $23,663, or 10.1%, in Visa interchange fee income.

●
Income from sold loans decreased $12,765 for the second quarter, or 4.9%, and $61,220, or 12.0%, for the year to date, which is attributable primarily to a decrease in secondary market loan sales in the first quarter of 2015 compared with 2014.

●	Other income from loans increased $64,367, or 52.7% for the second quarter 2015, as documentation fees on all loan types have improved compared with the same period a year ago.

●	Exchange income decreased $13,500, or 37.0%, for the second quarter, and $26,500, or 40.8%, for the six month period year over year due to the weakening Canadian dollar during 2015.

●
SERP fair value adjustment decreased $39,132, or 136.4% compared with the second quarter 2014 due to changes in equity markets.  For the six months ended June 30, 2015, the net adjustment was similar, with a decrease of $44,209 compared with the same period in 2014.

Non-interest Expense

The components of non-interest expense for the periods presented are as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%

Salaries and wages	$1,683,200	$1,650,000	$33,200	2.01%	$3,338,352	$3,300,000	$38,352	1.16%
Employee benefits	672,527	573,501	99,026	17.27%	1,336,680	1,204,698	131,982	10.96%
Occupancy expenses, net	609,365	623,843	(14,478)	-2.32%	1,299,667	1,308,041	(8,374)	-0.64%
Other expenses
Computer outsourcing	124,302	105,533	18,769	17.78%	242,869	209,588	33,281	15.88%
Service contracts - administrative	57,915	116,614	(58,699)	-50.34%	155,667	225,728	(70,061)	-31.04%
Telephone expense	78,572	82,479	(3,907)	-4.74%	159,713	163,718	(4,005)	-2.45%
Loss on limited partnerships	100,860	110,958	(10,098)	-9.10%	201,720	221,916	(20,196)	-9.10%
Collection & non-accruing loan
expense	41,005	(26,469)	67,474	254.92%	53,005	(4,826)	57,831	1198.32%
OREO expense	67,320	7,563	59,757	790.12%	80,286	50,403	29,883	59.29%
Debit cards/ATM cards losses	7,933	10,759	(2,826)	-26.27%	13,720	16,628	(2,908)	-17.49%
ATM fees	95,375	92,333	3,042	3.29%	182,778	186,069	(3,291)	-1.77%
State deposit tax	137,905	135,794	2,111	1.55%	275,695	271,063	4,632	1.71%
Other miscellaneous expenses	1,103,561	894,540	209,021	23.37%	2,136,416	1,825,660	310,756	17.02%
Total non-interest expense	$4,779,840	$4,377,448	$402,392	9.19%	$9,476,568	$8,978,686	$497,882	5.55%

Total non-interest expense increased $402,392, or 9.2%, for the second quarter of 2015 compared to the same quarter in 2014 and $497,882, or 5.6%, for the first six months of 2015 compared to the same period in 2014 with significant changes noted in the following:

●	Salaries increased $33,200, or 2.0%, primarily as a result of severance cost accruals associated with the closure of two branch offices in July 2015.

●
Employee benefits increased $99,026, or 17.3%, due to group insurance premium increases of $60,649, and increased retirement account contributions of $32,874.  Employee benefits for the six months ended June 30, 2015 increased $131,982, or 10.9% year over year with similar increases.

●	Computer outsourcing increased $18,769, or 17.8%, for the quarter and $33,281, or 15.9%, year to date with the continued addition of services being performed by a third party.

●	Service contracts – administrative decreased $58,699, or 50.3%, for the quarter compared with the prior year due to the reallocation of certain occupancy related expenses.

●
Collection & non-accruing loan expense increased $57,831 during the first six months of 2015 compared with the prior year, as the bank had substantial recoveries in 2014 which offset expenses, and this has not occurred in 2015.

●
OREO expense in the second quarter of 2015 increased by $59,757 compared with the same period in 2014 due primarily to a write-down of $45,320 in the second quarter of 2015, with no write-down taken in the same period of the prior year.

●
Other miscellaneous expenses increased $209,021, or 23.4% in the second quarter, due primarily to the $110,850 increase in printing & supplies expense associated with the mandatory re-issuance of customer debit cards with enhanced security chip technology.  In addition, advertising expense increased $30,954 in the second quarter with upgrades to the bank’s website.

APPLICABLE INCOME TAXES

The provision for income taxes decreased $100,722, or 21.1% to $375,817 for the second quarter of 2015 compared to the second quarter of 2014, and $35,903, or 4.5%, for the first six months of 2015 compared to the first six months of 2014, with provisions of $771,320 and $807,223, respectively.  The decrease was primarily due to lower income before taxes. Income before taxes was $1,453,521 for the second quarter of 2015 compared to $1,760,925 for the second quarter of 2014 and $2,958,864 for the first six months of 2015 and $3,163,174 for the first six months of 2014.  Tax credits related to limited partnerships amounted to $107,928 and $128,130, respectively, for the second quarter of 2015 and 2014 and $215,856 and $256,260, respectively, for the first six months of 2015 and 2014.

Pursuant to Accounting Standards Update (ASU) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, effective December 15, 2014, losses related to limited partnership investments, are included as a component of tax expense and amounted to $100,860 and $110,958 for the second quarters of 2015 and 2014, respectively and $201,720 and $221,916 for the first six months of 2015 and 2014, respectively.  These investments provide tax benefits, including tax credits, and are designed to provide an effective yield between 8% and 10%.

Losses relating to the Company’s New Market Tax Credit (NMTC) investment are recorded as a separate component of tax expense and for the second quarter of 2015 amounted to $40,473 compared to $36,822 for the second quarter of 2014 and for the first six months of 2015 and 2014 amounted to $80,946 and $73,644, respectively.  The Company amortizes these investments under the effective yield method.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	June 30, 2015		December 31, 2014		June 30, 2014
Assets
Loans	$459,482,050	79.70%	$447,804,955	76.32%	$450,593,304	80.14%
Securities available-for-sale	31,204,034	5.41%	32,946,894	5.62%	31,198,958	5.55%
Securities held-to-maturity	25,738,769	4.46%	41,810,945	7.13%	22,966,558	4.08%

Liabilities
Time deposits	$105,657,746	18.33%	$113,022,276	19.26%	$125,834,609	22.38%
Savings deposits	81,578,169	14.15%	77,029,722	13.13%	75,556,376	13.44%
Demand deposits	84,396,417	14.64%	88,758,469	15.13%	81,327,974	14.46%
Interest-bearing transaction accounts	111,758,309	19.39%	125,388,872	21.37%	104,820,943	18.64%
Money market accounts	71,676,688	12.43%	88,820,124	15.14%	67,525,017	12.01%
Federal funds purchased	0	0.00%	0	0.00%	2,915,000	0.52%
Short-term advances	30,000,000	5.20%	0	0.00%	11,000,000	1.96%
Long-term advances	0	0.00%	0	0.00%	6,000,000	1.07%

The Company's loan portfolio at June 30, 2015 increased $11,677,095, or 2.6%, from December 31, 2014 and $8,888,746, or 2.0%, year over year.  These increases reflect continued strong commercial loan growth during the first six months of 2015 which has offset the continued decline in the residential loan portfolio.  The Company set goals to increase its commercial loan portfolio, and with the help of a seasoned commercial lending team with a strong presence in the small business community, these goals are becoming a reality.  Most of the growth in the commercial loan portfolio has occurred in the Company’s Washington County (Central Vermont) market.  Securities available-for-sale remained stable through the three periods reported, ending the second quarter essentially unchanged compared with the same period in 2014.  Securities held-to-maturity increased $2,772,211, or 12.1%, at June 30, 2015, compared with a year prior, and declined $16,072,176 compared to December 31, 2014 due to the maturity of municipal tax anticipation loans.  Held-to-maturity securities are made up of investments from the Company’s municipal customers in its service areas.  The decrease is cyclical in nature as June 30 is the end of the annual municipal finance cycle for school districts in Vermont.  Tax anticipation loans for fiscal year 2016 were funded on July 1, 2015, replenishing this asset class to a comparable level with the maturing securities.

Total deposits decreased $37,952,134, or 7.7%, from December 31, 2014 to June 30, 2015 and $2,410 or 0%, year over year.  The decrease compared with December 31, 2014 is primarily the result of municipal deposit runoff associated with the repayment of tax anticipation loans.  Time deposits decreased $7,364,530, or 6.5%, from December 31, 2014 to June 30, 2015 and $20,176,863, or 16.0%, year over year as retail customers continue to roll maturing funds into non-maturity deposits, and $10,000,000 of CDARS one way funds obtained in the first quarter of 2014 were not replaced at maturity.  As a result, savings deposits increased in both comparison periods, by $4,548,447 or 5.9% year to date, and $6,021,793, or 8.0%, year to year.  Demand deposits decreased $4,362,052, or 4.9%, during the second quarter of 2015, and increased $3,068,443, or 3.8%, year to year.  Short-term advances from the FHLBB totaling $30,000,000 were reported at June 30, 2015 compared to no borrowings at December 31, 2014 and $17,000,000 in combined short-term and long-term advances at June 30, 2014. This fluctuation is due to the seasonal outflow of municipal deposits and continued loan growth.

RISK MANAGEMENT

Interest Rate Risk and Asset and Liability Management - Management actively monitors and manages the Company’s interest rate risk exposure and attempts to structure the balance sheet to maximize net interest income while controlling its exposure to interest rate risk.  The Company's Asset/Liability Management Committee (ALCO) is made up of the Executive Officers and certain Vice Presidents of the Bank.  The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity and various business strategies.  The ALCO meets at least quarterly to review financial statements, liquidity levels, yields and spreads to better understand, measure, monitor and control the Company’s interest rate risk.  In the ALCO process, the committee members apply policy limits set forth in the Asset Liability, Liquidity and Investment policies approved and periodically reviewed by the Company’s Board of Directors.  The ALCO's methods for evaluating interest rate risk include an analysis of the effects of interest rate changes on net interest income and an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the entire balance sheet.  The ALCO Policy also includes a contingency funding plan to help management prepare for unforeseen liquidity restrictions, including hypothetical severe liquidity crises.

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

Under the Company’s rate sensitivity modeling, in the current flat rate environment, NII levels are projected to be flat as the downward pressure on asset yields is projected to slow down as cash flow is replaced at equal yields.  Funding costs are expected to provide slight relief as longer-term time deposits mature and are replaced at current rates.  In a rising rate environment, NII is expected to trend upward as the short-term asset base (cash and adjustable rate loans) quickly cycle upward while the retail funding base (deposits) lags the market.  If rates paid on deposits have to be increased more and/or more quickly than projected, the expected benefit to rising rates would be reduced.  In a falling rate environment, NII is expected to trend in-line with the current rate environment scenario for the first year of the simulation as asset yield erosion is offset by decreasing funding costs.  Thereafter, net interest income is projected to experience sustained downward pressure as funding costs reach their assumed floors and asset yields continue to reprice into the lower rate environment.

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning June 30, 2015:

Rate Change	Percent Change in NII

Down 100 basis points	-.60%
Up 200 basis points	5.70%

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

As of June 30, 2015, the residential mortgage portfolio, consisting of first mortgages and junior liens, accounted for 44.8% of the Company’s loan portfolio, down from 47.5% a year ago, consistent with the Company’s strategy to grow the commercial loan portfolio.  The drop is also attributable to the late 2014 increase in long-term interest rates that brought to an end the large volume of refinance activity seen in recent years. Early 2015 saw mortgage rates decrease once again, spurring some refinance activity; home purchase activity is seeing a modest increase.  The Company originates and services a mortgage loan portfolio of traditional mortgage products and does not offer higher risk loan products such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (PMI).  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  Junior lien home equity products make up approximately 21% of the residential mortgage portfolio with maximum loan-to-value ratios, including senior liens, of 80%.

The Company’s strategy is to continue growing the commercial & industrial and commercial real estate portfolios. Consistent with the strategic focus on commercial lending, both segments saw solid growth during 2014 that has continued into 2015.  Commercial and commercial real estate loans together comprised 50.8% of the Company’s loan portfolio at June 30, 2014, growing to 51.6% at December 31, 2014 and 53.6% at June 30, 2015.  The increase in the size of the commercial loan portfolio has also increased geographic diversification, with much of the growth in commercial loans occurring in central Vermont and in Chittenden County.

Risk in the Company’s commercial & industrial and commercial real estate loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the U.S. Small Business Administration and U.S. Department of Agriculture (USDA) Rural Development. At June 30, 2015, the Company had $27,550,093 in guaranteed loans with guaranteed balances of $21,617,082, compared to $27,410,531 in guaranteed loans with guaranteed balances of $21,585,884 at December 31, 2014 and $24,725,030 in guaranteed loans with guaranteed balances of $19,491,555 at June 30, 2014.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	June 30, 2015		December 31, 2014		June 30, 2014

Commercial & industrial	$73,561,125	16.01%	$64,390,220	14.38%	$64,475,384	14.31%
Commercial real estate	172,565,221	37.56%	166,611,830	37.21%	164,302,843	36.46%
1 - 4 family residential - 1st lien	162,109,916	35.28%	163,966,124	36.62%	169,367,709	37.59%
1 - 4 family residential - Jr lien	43,816,552	9.53%	44,801,483	10.00%	44,564,026	9.89%
Consumer	7,429,236	1.62%	8,035,298	1.79%	7,883,342	1.75%
Total loans	459,482,050	100.00%	447,804,955	100.00%	450,593,304	100.00%
Deduct (add):
Allowance for loan losses	5,095,212		4,905,874		4,876,816
Deferred net loan costs	(307,235)		(303,394)		(288,237)
	4,787,977		4,602,480		4,588,579
Net loans	$454,694,073		$443,202,475		$446,004,725

The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure. With the economic recovery continuing, the levels of both Group B (Management Involved) and Group C (Unacceptable Risk) loans (as defined in Note 5 to the Company’s unaudited interim consolidated financial statements) showed gradual improvement throughout 2012 and into 2013 and thus the loan loss reserve factors for trends in delinquency and non-accrual loans and criticized and classified loans were gradually decreased. However, qualitative factors were increased principally to account for growth in the commercial & industrial and commercial real estate segments of the loan portfolio.  During 2013 and into 2014, lower loan losses were offset by strong commercial loan volume, the deterioration of several commercial & industrial and commercial real estate loans and the migration of some past due residential loans to later stage delinquency, resulting in increases in the associated loan loss reserve qualitative factors.  Continued growth in the level of the loan loss reserve is attributable to gradual increases in both Group B and C loans during the first six months of 2015, as well as continued growth in the commercial & industrial and commercial real estate portfolios.

Commercial & industrial and commercial real estate loans are generally placed on non-accrual status when there is deterioration in the financial position of the borrower, payment in full of principal and interest is not expected, and/or principal or interest has been in default for 90 days or more. However, such a loan need not be placed on non-accrual status if it is both well secured and in the process of collection.  Residential mortgages and home equity loans are considered for non-accrual status at 90 days past due and are evaluated on a case-by-case basis.  The Company obtains current property appraisals or market value analyses and considers the cost to carry and sell collateral in order to assess the level of specific allocations required. Consumer loans are generally not placed in non-accrual but are charged off by the time they reach 120 days past due. When a loan is placed in non-accrual status, the Company's policy is to reverse the accrued interest against current period income and to discontinue the accrual of interest until the borrower clearly demonstrates the ability and intention to resume normal payments, typically demonstrated by regular timely payments for a period of not less than six months.  Interest payments received on non-accrual or impaired loans are generally applied as a reduction of the loan principal balance.  Deferred taxes are calculated monthly, based on interest amounts that would have accrued through the normal accrual process.

The Company’s non-performing assets were relatively unchanged, increasing $146,264 or 2.2% during the first six months of 2015.  Several past due commercial & industrial and residential real estate loans were moved from accruing to non-accrual status, but these additions were more than offset by the resolution of several other problem loans.  Claims receivable on related government guarantees were $88,177 at June 30, 2015 compared to $365,147 at June 30, 2014, with numerous USDA and SBA claims settled and paid throughout the year.

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	June 30, 2015		December 31, 2014		June 30, 2014

Loans past due 90 days or more
and still accruing
Commercial & industrial	$0	0.00%	$23,579	0.36%	$102,961	1.53%
Commercial real estate	5,313	0.08%	5,313	0.08%	5,313	0.08%
Residential real estate - 1st lien	528,211	7.93%	980,138	15.04%	231,085	3.43%
Residential real estate - Jr lien	82,021	1.23%	115,852	1.78%	57,241	0.85%
Consumer	8,987	0.13%	0	0.00%	17,927	0.27%
Total	624,532	9.37%	1,124,882	17.26%	414,527	6.16%

Non-accrual loans (1)
Commercial & industrial	767,235	11.51%	552,386	8.48%	1,347,748	20.00%
Commercial real estate	1,909,917	28.66%	1,934,096	29.68%	1,661,324	24.66%
Residential real estate - 1st lien	1,927,300	28.93%	1,263,046	19.38%	1,943,475	28.84%
Residential real estate - Jr lien	311,571	4.68%	404,061	6.20%	453,304	6.73%
Total	4,916,023	73.78%	4,153,589	63.74%	5,405,851	80.23%

Other real estate owned	1,122,500	16.85%	1,238,320	19.00%	916,820	13.61%

Total	$6,663,055	100.00%	$6,516,791	100.00%	$6,737,198	100.00%

(1)  No consumer loans were in non-accrual status as of the consolidated balance sheet dates.  In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due.

As of June 30, 2015, the Company is contractually committed to lend up to $450,000 in additional funds to one debtor with an impaired SBA guaranteed cap line of credit; that debtor’s loan relationship is expected to strengthen as a result of a prior troubled debt restructuring.  With this exception, as of the balance sheet dates, the Company was not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

The Company’s Troubled Debt Restructurings (TDRs) are principally a result of extending loan repayment terms to relieve cash flow difficulties. The Company has only infrequently reduced interest rates for borrowers below the current market rate. The Company has not forgiven principal or reduced accrued interest within the terms of original restructurings.  Management evaluates each TDR situation on its own merits and does not foreclose the granting of any particular type of concession. The Non-Performing Assets table above includes 21 TDRs totaling $2,642,536 that were past due 90 days or more or in non-accrual status as of June 30, 2015, compared to 12 TDRs totaling $1,777,463 as of December 31, 2014 and 15 TDRs totaling $2,021,140 as of June 30, 2014.  The remainder of the Company’s TDRs consist of 19 residential mortgage loans, one home equity loan, one commercial real estate loan and one commercial & industrial loan totaling $1,967,437 at June 30, 2015 compared to 18 residential mortgage loans and one commercial real estate loan totaling $1,740,246 at December 31, 2014 and 14 residential mortgage loans and one commercial real estate loan totaling $1,214,617 at June 30, 2014.

The Company’s OREO portfolio at June 30, 2015 consisted of four residential properties and one commercial property compared to four residential properties and one commercial property at December 31, 2014 and three residential properties and one commercial property at June 30, 2014.  All properties were acquired through the normal foreclosure process or by deed-in-lieu of foreclosure.  The Company sold two of the residential properties with balances totaling $70,500 which were taken into the portfolio during the fourth quarter of 2014 and one residential property with a balance of $70,500 that the Company took control of during the first three months of 2015.  The Company recorded a write-down of $45,320 on one of the residential properties resulting in a decrease of $115,820 in its OREO portfolio, to end the first six months of 2015 at $1,122,500.

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

The reserve methodology was modified during the quarter ending June 30, 2015 to eliminate using the higher of the  1999-2001 losses as compared to current losses, by eliminating use of the 1999-2001 period.  The 1999-2001 information has become dated and the bank’s credit portfolio management has evolved during that time.  The revised methodology now considers the highest annual loss rates for the most recent one to five year look back periods for each segment of the portfolio.  This change resulted in a reduction to required reserves of $529,234.

The Company applies numerous qualitative factors to each segment of the loan portfolio. Those factors include the levels of and trends in delinquencies and non-accrual loans, criticized and classified assets, volumes and terms of loans, and the impact of any loan policy changes. Experience, ability and depth of lending personnel, levels of policy and documentation exceptions, national and local economic trends, the competitive environment, and concentrations of credit are also factors considered.  Adjustments were made to the commercial and commercial real estate qualitative factors to adjust for the impact of the change in methodology, principally in the area of loan growth, loan policy, and delinquency factors.  The commercial and commercial real estate factors were each increased a total of 10 basis points, amounting to increases of $171,000 and $70,000 respectively.  The unallocated reserve increased from $197,939 at March 31, 2015 to $455,117 at June 30, 2015.  While unallocated reserves have increased, they are considered by management to be appropriate in light of the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and commercial real estate loans and the risk associated with the relatively new, unseasoned loans in those portfolios.

The adequacy of the allowance is reviewed quarterly by the risk management committee of the Board of Directors and then presented to the full Board of Directors for approval.

The following table summarizes the Company's loan loss experience for the periods presented:

	As of or for the six months ended June 30,
	2015	2014

Loans outstanding, end of period	$459,482,050	$450,593,304
Average loans outstanding during period	$453,180,622	$448,006,236
Non-accruing loans, end of period	$4,916,023	$5,405,851
Non-accruing loans, net of government guarantees	$4,140,634	$4,449,212

Allowance, beginning of period	$4,905,874	$4,854,915
Loans charged off:
Commercial & industrial	(35,059)	(87,214)
Commercial real estate	0	(130,819)
Residential real estate - 1st lien	(94,575)	0
Residential real estate - Jr lien	(20,199)	0
Consumer loans	(28,105)	(65,769)
Total loans charged off	(177,938)	(283,802)
Recoveries(1):
Commercial & industrial	42,913	2,236
Residential real estate - 1st lien	6,042	11,098
Residential real estate - Jr lien	120	120
Consumer loans	18,201	22,249
Total recoveries	67,276	35,703
Net loans charged off	(110,662)	(248,099)
Provision charged to income	300,000	270,000
Allowance, end of period	$5,095,212	$4,876,816

Net charge offs to average loans outstanding	0.024%	0.055%
Provision charged to income as a percent of average loans	0.066%	0.060%
Allowance to average loans outstanding	1.124%	1.089%
Allowance to non-accruing loans	103.645%	90.214%
Allowance to non-accruing loans net of government guarantees	123.054%	109.611%

(1)  No commercial real estate recoveries were recorded during the periods presented in the table above.

The Company increased its provision during the first six months of 2015, resulting in a provision of $300,000 for the six months ended June 30, 2015 compared to $270,000 for the same period in 2014, an increase of $30,000 or 11.1%.  The increase in the provision is principally related to loan portfolio growth and the strategic increase in commercial and commercial real estate lending.  The Company’s allowance coverage of non-accruing loans as of the end of the first six months of 2015 reflected an increase year over year as did the coverage of non-accruing loans net of government guarantees, and remain within the historical ranges for their respective coverages.  The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first six months of 2015, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk were as follows:

	Contract or Notional Amount
	June 30,	December 31,
	2015	2014

Unused portions of home equity lines of credit	$25,416,274	$23,519,696
Other commitments to extend credit	69,517,819	59,558,700
Residential construction lines of credit	2,142,349	2,308,167
Commercial real estate and other construction lines of credit	16,336,436	15,894,462
Standby letters of credit and commercial letters of credit	1,989,059	1,714,382
Recourse on sale of credit card portfolio	249,700	265,650
MPF credit enhancement obligation, net of liability recorded	1,025,202	1,007,250

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits purchased through the CDARS program provide an alternative funding source when needed.  Such deposits are generally considered a form of brokered deposits.  At June 30, 2015 and December 31, 2014, the Company did not have any one way CDARS outstanding, compared with $8,727,500 at June 30, 2014.  In addition, two-way CDARS deposits allow the Company to provide Federal Deposit Insurance Corporation (FDIC) deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members.  At June 30, 2015, the Company reported $2,769,581 in two-way CDARS deposits representing exchanged deposits with other CDARS participating banks, compared to $1,103,008 at December 31, 2014 and $1,108,246 at June 30, 2014.  The balance in insured cash sweep (ICS) reciprocal money market deposits was $12,255,211 at June 30, 2015, compared to $18,943,667 at December 31, 2014 and $17,043,076 at June 30, 2014.

The Company has a Borrower-in-Custody (BIC) arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available credit line of $87,450,601, $78,580,859, and $77,988,919, respectively, at June 30, 2015, December 31, 2014 and June 30, 2014.  Credit advances in this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 75 basis points.  The Company had no outstanding advances against this credit line during any of the periods presented.

The Company has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 at June 30, 2015, December 31, 2014 and June 30, 2014.  Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.  In addition, at June 30, 2015, December 31, 2014 and June 30, 2014, additional borrowing capacity of approximately $73,238,055, $67,136,178 and $70,071,212, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage loans).

The Company has unsecured credit lines with two of its correspondent banks with available lines of $7,500,000 at June 30, 2015, December 31, 2014 and June 30, 2014.  There were no outstanding advances against either of these lines during any of the respective comparison periods.

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	June 30,	December 31,	June 30,
	2015	2014	2014
Long-Term Advances
FHLBB term borrowing, 0.23% fixed rate, due August 29, 2014	$0	$0	$6,000,000

Short-Term Advances
FHLBB term advances, 0.24% and 0.19% fixed rate, due	10,000,000	0	6,000,000
July 31, 2015 and July 7, 2014, respectively
FHLBB term advances, 0.24% and 0.23% fixed rate, due	10,000,000	0	5,000,000
August 28, 2015 and September 26, 2014, respectively
FHLBB term advance, 0.24% fixed rate, due September 30, 2015	10,000,000	0	0
	30,000,000	0	11,000,000
Overnight Borrowings
Federal funds purchased (FHLBB), 0.3125%	0	0	2,915,000

Total Advances and Overnight Borrowings	$30,000,000	$0	$19,915,000

The following table illustrates the changes in shareholders' equity from December 31, 2014 to June 30, 2015:

Balance at December 31, 2014 (book value $9.43 per common share)	$48,995,202
Net income	2,187,544
Issuance of stock through the Dividend Reinvestment Plan	472,916
Dividends declared on common stock	(1,581,145)
Dividends declared on preferred stock	(40,625)
Change in unrealized loss on available-for-sale securities, net of tax	7,301
Balance at June 30, 2015 (book value $9.57 per common share)	$50,041,193

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

As of June 30, 2015, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded all applicable consolidated regulatory capital guidelines.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as applicable regulatory capital requirements, as of June 30, 2015 and December 31, 2014:

Minimum
	Minimum	To Be Well
	For Capital	Capitalized Under
	Adequacy	Prompt Corrective
Actual	Purposes:	Action Provisions(1):
Amount Ratio	Amount Ratio	Amount Ratio
(Dollars in Thousands)
June 30, 2015

Common equity tier I capital (to risk-weighted assets)

Company	$51,004	12.18%	$18,849	4.50%	N/A	N/A
Bank	$50,314	12.03%	$18,826	4.50%	$27,193	6.50%

Tier I capital (to risk-weighted assets)
Company	$51,004	12.18%	$25,132	6.00%	N/A	N/A
Bank	$50,314	12.03%	$25,101	6.00%	$33,468	8.00%

Total capital (to risk-weighted assets)
Company	$56,220	13.42%	$33,509	8.00%	N/A	N/A
Bank	$55,453	13.26%	$33,468	8.00%	$41,835	10.00%

Tier I capital (to average assets)
Company	$51,004	8.93%	$22,847	4.00%	N/A	N/A
Bank	$50,314	8.82%	$22,829	4.00%	$28,536	5.00%

December 31, 2014:

Tier I capital (to risk-weighted assets)
Company	$49,071	12.31%	$15,949	4.00%	N/A	N/A
Bank	$48,952	12.30%	$15,924	4.00%	$23,886	6.00%

Total capital (to risk-weighted assets)
Company	$54,447	13.66%	$31,897	8.00%	N/A	N/A
Bank	$53,902	13.54%	$31,847	8.00%	$39,809	10.00%

Tier I capital (to average assets)
Company	$49,071	8.62%	$22,768	4.00%	N/A	N/A
Bank	$48,952	8.61%	$22,745	4.00%	$28,431	5.00%

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

The table above includes the new regulatory capital ratio requirements that became effective on January 1, 2015.  Beginning in 2016, an additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period.  The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent.  A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers.  As of June 30, 2015, on a pro forma basis both the Company and the Bank would be compliant with the fully phased-in capital conservation buffer requirement.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of June 30, 2015, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of June 30, 2015 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to purchases of the Company’s common stock during the quarter ended June 30, 2015, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period

For the period:

April 1 - April 30	0	$0.00	N/A	N/A
May 1 - May 30	0	0.00	N/A	N/A
June 1 - June 30	1,050	14.40	N/A	N/A
Total	1,050	$14.40	N/A	N/A

(1)  All 1,050 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three month and six month interim periods ended June 30, 2015 and 2014, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: August 13, 2015	/s/ Stephen P. Marsh
Stephen P. Marsh, Chairman, President
& Chief Executive Officer

DATED: August 13, 2015	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)