Form 10-Q
period 2015-09-30
COMMUNITY BANCORP /VT
filed 2015-11-13
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

At November 4, 2015, there were 4,979,458 shares outstanding of the Corporation's common stock.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	September 30,	December 31,	September 30,
Consolidated Balance Sheets	2015	2014	2014
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$11,300,856	$11,935,993	$10,834,783
Federal funds sold and overnight deposits	3,438,242	13,026,181	17,584
Total cash and cash equivalents	14,739,098	24,962,174	10,852,367
Securities held-to-maturity (fair value $48,011,000 at 09/30/15,
$42,234,000 at 12/31/14 and $48,472,000 at 09/30/14)	47,657,894	41,810,945	48,069,627
Securities available-for-sale	30,385,242	32,946,894	29,167,525
Restricted equity securities, at cost	3,332,450	3,332,450	3,332,450
Loans held-for-sale	1,198,633	26,250	326,400
Loans	455,418,132	447,804,955	443,988,630
Allowance for loan losses	(5,015,987)	(4,905,874)	(4,885,791)
Deferred net loan costs	308,189	303,394	288,898
Net loans	450,710,334	443,202,475	439,391,737
Bank premises and equipment, net	11,291,015	11,488,948	11,628,750
Accrued interest receivable	1,687,483	1,698,448	1,688,893
Bank owned life insurance (BOLI)	4,493,676	4,413,574	4,385,812
Core deposit intangible	613,556	818,081	886,257
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	1,058,475	1,238,320	1,097,820
Other assets	10,218,014	9,198,216	9,816,035
Total assets	$588,960,139	$586,711,044	$572,217,942
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$91,124,547	$88,758,469	$87,206,528
Interest-bearing transaction accounts	113,669,795	125,388,872	109,045,395
Money market funds	89,103,792	88,820,124	83,523,024
Savings	81,550,091	77,029,722	77,402,718
Time deposits, $100,000 and over	42,626,875	45,284,645	46,713,827
Other time deposits	60,933,391	67,737,631	70,486,316
Total deposits	479,008,491	493,019,463	474,377,808
Federal funds purchased and other borrowed funds	20,000,000	0	10,175,000
Repurchase agreements	21,977,315	28,542,961	23,360,011
Capital lease obligations	579,277	639,544	658,838
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	3,550,476	2,626,874	2,658,685
Total liabilities	538,002,559	537,715,842	524,117,342
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized
5,189,705 shares issued at 09/30/15, 5,142,475 shares issued
at 12/31/14 and 5,125,869 shares issued at 09/30/14	12,974,263	12,856,188	12,814,673
Additional paid-in capital	29,908,987	29,359,300	29,164,252
Retained earnings	8,100,897	6,909,934	6,325,058
Accumulated other comprehensive income (loss)	96,210	(7,443)	(80,606)
Less: treasury stock, at cost; 210,101 shares at 09/30/15,
12/31/14 and 09/30/14	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	50,957,580	48,995,202	48,100,600
Total liabilities and shareholders' equity	$588,960,139	$586,711,044	$572,217,942

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary	Three Months Ended September 30,
Consolidated Statements of Income	2015	2014
(Unaudited)
Interest income
Interest and fees on loans	$5,503,166	$5,410,445
Interest on debt securities
Taxable	119,977	103,101
Tax-exempt	279,041	289,661
Dividends	34,365	22,327
Interest on federal funds sold and overnight deposits	3,186	3,507
Total interest income	5,939,735	5,829,041

Interest expense
Interest on deposits	484,278	622,762
Interest on federal funds purchased and other borrowed funds	28,229	23,603
Interest on repurchase agreements	16,689	14,292
Interest on junior subordinated debentures	103,274	100,352
Total interest expense	632,470	761,009

Net interest income	5,307,265	5,068,032
Provision for loan losses	75,000	135,000
Net interest income after provision for loan losses	5,232,265	4,933,032

Non-interest income
Service fees	657,949	666,851
Income from sold loans	239,724	226,279
Other income from loans	223,465	149,444
Net realized gain on sale of securities available-for-sale	0	6,010
Other income	178,857	196,096
Total non-interest income	1,299,995	1,244,680

Non-interest expense
Salaries and wages	1,650,000	1,575,000
Employee benefits	575,129	481,523
Occupancy expenses, net	676,559	591,665
Other expenses	1,630,186	1,652,282
Total non-interest expense	4,531,874	4,300,470

Income before income taxes	2,000,386	1,877,242
Income tax expense	560,564	500,053
Net income	$1,439,822	$1,377,189

Earnings per common share	$0.29	$0.28
Weighted average number of common shares
used in computing earnings per share	4,969,425	4,905,055
Dividends declared per common share	$0.16	$0.16
Book value per common share outstanding at September 30,	$9.73	$9.28

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary	Nine Months Ended September 30,
Consolidated Statements of Income	2015	2014
(Unaudited)
Interest income
Interest and fees on loans	$16,314,191	$16,055,124
Interest on debt securities
Taxable	327,624	242,485
Tax-exempt	826,421	787,631
Dividends	82,036	68,637
Interest on federal funds sold and overnight deposits	7,446	7,587
Total interest income	17,557,718	17,161,464

Interest expense
Interest on deposits	1,605,916	1,922,736
Interest on federal funds purchased and other borrowed funds	66,505	62,739
Interest on repurchase agreements	54,259	45,275
Interest on junior subordinated debentures	305,607	301,545
Total interest expense	2,032,287	2,332,295

Net interest income	15,525,431	14,829,169
Provision for loan losses	375,000	405,000
Net interest income after provision for loan losses	15,150,431	14,424,169

Non-interest income
Service fees	1,932,367	1,972,636
Income from sold loans	687,964	735,739
Other income from loans	544,097	415,910
Net realized gain on sale of securities available-for-sale	2,723	27,838
Other income	650,110	743,280
Total non-interest income	3,817,261	3,895,403

Non-interest expense
Salaries and wages	4,988,352	4,875,000
Employee benefits	1,911,809	1,686,221
Occupancy expenses, net	1,976,226	1,899,706
Other expenses	5,132,055	4,818,229
Total non-interest expense	14,008,442	13,279,156

Income before income taxes	4,959,250	5,040,416
Income tax expense	1,331,884	1,307,276
Net income	$3,627,366	$3,733,140

Earnings per common share	$0.72	$0.75
Weighted average number of common shares
used in computing earnings per share	4,954,381	4,889,086
Dividends declared per common share	$0.48	$0.48
Book value per common share outstanding at September 30,	$9.73	$9.28

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended September 30,
	2015	2014

Net income	$1,439,822	$1,377,189

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on available-for-sale securities
arising during the period	145,989	(131,794)
Reclassification adjustment for gain realized in income	0	(6,010)
Net change in unrealized gain (loss)	145,989	(137,804)
Tax effect	(49,636)	46,853
Other comprehensive income (loss), net of tax	96,353	(90,951)
Total comprehensive income	$1,536,175	$1,286,238

	Nine Months Ended September 30,
	2015	2014

Net income	$3,627,366	$3,733,140

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on available-for-sale securities
arising during the period	159,775	(22,374)
Reclassification adjustment for gain realized in income	(2,723)	(27,838)
Net change in unrealized gain (loss)	157,052	(50,212)
Tax effect	(53,399)	17,072
Other comprehensive income (loss), net of tax	103,653	(33,140)
Total comprehensive income	$3,731,019	$3,700,000

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended September 30,
	2015	2014

Cash Flows from Operating Activities:
Net income	$3,627,366	$3,733,140
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	728,753	736,587
Provision for loan losses	375,000	405,000
Deferred income tax	(261,012)	(112,439)
Gain on sale of securities available-for-sale	(2,723)	(27,838)
Gain on sale of loans	(301,910)	(341,687)
Loss on sale of bank premises and equipment	87,278	0
Loss on sale of OREO	5,384	1,840
Gain on Trust LLC	(269,313)	(224,749)
Amortization of bond premium, net	130,432	193,303
Write down of OREO	45,320	0
Proceeds from sales of loans held for sale	18,395,365	15,779,107
Originations of loans held for sale	(19,265,838)	(15,554,320)
Increase in taxes payable	251,897	1,321,462
Decrease in interest receivable	10,965	89,412
Decrease in mortgage servicing rights	15,716	2,536
(Increase) decrease in other assets	(258,984)	210,344
Increase in cash surrender value of BOLI	(80,102)	(82,505)
Amortization of core deposit intangible	204,525	204,525
Amortization of limited partnerships	423,999	443,340
(Increase) decrease in unamortized loan costs	(4,795)	11,531
Decrease in interest payable	(13,022)	(9,932)
Decrease in accrued expenses	(52,429)	(113,790)
Decrease in other liabilities	(9,752)	(12,892)
Net cash provided by operating activities	3,782,120	6,651,975

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	28,218,911	28,095,563
Purchases	(34,065,859)	(38,228,279)
Investments - available-for-sale
Maturities, calls, pay downs and sales	11,081,823	18,516,920
Purchases	(8,490,830)	(12,711,520)
Proceeds from redemption of restricted equity securities	0	300,400
Increase in limited partnership contributions payable	975,000	0
Investments in limited partnerships	(975,500)	0
Increase in loans, net	(8,035,374)	(4,784,999)
Capital expenditures of bank premises and equipment	(618,097)	(641,869)
Proceeds from sales of OREO	210,616	288,865
Recoveries of loans charged off	75,835	48,171
Net cash used in investing activities	(11,623,475)	(9,116,748)

	2015	2014

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(9,352,999)	(12,482,283)
Net increase in money market and savings accounts	4,804,037	9,058,918
Net decrease in time deposits	(9,462,010)	(3,751,396)
Net decrease in repurchase agreements	(6,565,646)	(6,284,604)
Net increase in short-term borrowings	20,000,000	10,175,000
Proceeds from long-term borrowings	0	6,000,000
Repayments on long-term borrowings	0	(6,000,000)
Decrease in capital lease obligations	(60,267)	(52,204)
Dividends paid on preferred stock	(60,938)	(60,938)
Dividends paid on common stock	(1,683,898)	(1,615,342)
Net cash used in financing activities	(2,381,721)	(5,012,849)

Net decrease in cash and cash equivalents	(10,223,076)	(7,477,622)
Cash and cash equivalents:
Beginning	24,962,174	18,329,989
Ending	$14,739,098	$10,852,367

Supplemental Schedule of Cash Paid During the Period:
Interest	$2,045,309	$2,342,227

Income taxes, net of refunds	$917,000	$(345,087)

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain (loss) on securities available-for-sale	$157,052	$(50,212)

Loans transferred to OREO	$81,475	$283,000

Common Shares Dividends Paid:
Dividends declared	$2,375,465	$2,344,289
Increase in dividends payable attributable to dividends declared	(23,805)	(59,097)
Dividends reinvested	(667,762)	(669,850)
	$1,683,898	$1,615,342

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

Note 2.  Recent Accounting Developments

There are no recently issued accounting developments applicable to the Company as of the date of this current report.

Note 3.  Earnings per Common Share

Earnings per common share amounts are computed based on the weighted average number of shares of common stock issued during the period (retroactively adjusted for stock splits and stock dividends, if any), including Dividend Reinvestment Plan shares issuable upon reinvestment of dividends declared, and reduced for shares held in treasury.

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

	Three Months Ended September 30,
	2015	2014

Net income, as reported	$1,439,822	$1,377,189
Less: dividends to preferred shareholders	20,313	20,313
Net income available to common shareholders	$1,419,509	$1,356,876
Weighted average number of common shares
used in calculating earnings per share	4,969,425	4,905,055
Earnings per common share	$0.29	$0.28

	Nine Months Ended September 30,
	2015	2014

Net income, as reported	$3,627,366	$3,733,140
Less: dividends to preferred shareholders	60,938	60,938
Net income available to common shareholders	$3,566,428	$3,672,202
Weighted average number of common shares
used in calculating earnings per share	4,954,381	4,889,086
Earnings per common share	$0.72	$0.75

Note 4.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

September 30, 2015
U.S. Government sponsored enterprise (GSE) debt securities	$13,846,756	$100,714	$0	$13,947,470
U.S. Government securities	2,988,369	14,600	0	3,002,969
Agency mortgage-backed securities (Agency MBS)	11,175,344	31,719	8,702	11,198,361
Other investments	2,229,000	8,040	598	2,236,442
	$30,239,469	$155,073	$9,300	$30,385,242

December 31, 2014
U.S. GSE debt securities	$19,929,061	$50,378	$72,289	$19,907,150
U.S. Government securities	3,997,451	3,486	0	4,000,937
Agency MBS	9,031,661	19,472	12,326	9,038,807
	$32,958,173	$73,336	$84,615	$32,946,894

September 30, 2014
U.S. GSE debt securities	$15,923,726	$49,645	$87,490	$15,885,881
U.S. Government securities	4,000,608	5,379	3,487	4,002,500
Agency MBS	9,365,322	0	86,178	9,279,144
	$29,289,656	$55,024	$177,155	$29,167,525

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

September 30, 2015
States and political subdivisions	$47,657,894	$353,106	$0	$48,011,000

December 31, 2014
States and political subdivisions	$41,810,945	$423,055	$0	$42,234,000

September 30, 2014
States and political subdivisions	$48,069,627	$402,373	$0	$48,472,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

The scheduled maturities of debt securities AFS were as follows:

	Amortized	Fair
	Cost	Value
September 30, 2015
Due in one year or less	$5,095,683	$5,111,128
Due from one to five years	13,723,442	13,828,303
Due from five to ten years	245,000	247,450
Agency MBS	11,175,344	11,198,361
	$30,239,469	$30,385,242

December 31, 2014
Due in one year or less	$5,027,864	$5,034,248
Due from one to five years	18,898,648	18,873,839
Agency MBS	9,031,661	9,038,807
	$32,958,173	$32,946,894

September 30, 2014
Due in one year or less	$3,021,863	$3,033,016
Due from one to five years	16,902,471	16,855,365
Agency MBS	9,365,322	9,279,144
	$29,289,656	$29,167,525

Because the actual maturities of Agency MBS usually differ from their contractual maturities due to the right of borrowers to prepay the underlying mortgage loans, usually without penalty, those securities are not presented in the table by contractual maturity date.

The scheduled maturities of debt securities HTM were as follows:

	Amortized	Fair
	Cost	Value*
September 30, 2015
Due in one year or less	$34,954,587	$34,955,000
Due from one to five years	4,436,462	4,524,000
Due from five to ten years	1,856,522	1,945,000
Due after ten years	6,410,323	6,587,000
	$47,657,894	$48,011,000

December 31, 2014
Due in one year or less	$28,158,718	$28,159,000
Due from one to five years	4,637,913	4,744,000
Due from five to ten years	2,305,353	2,411,000
Due after ten years	6,708,961	6,920,000
	$41,810,945	$42,234,000

September 30, 2014
Due in one year or less	$37,097,781	$37,098,000
Due from one to five years	4,483,933	4,585,000
Due from five to ten years	2,460,860	2,561,000
Due after ten years	4,027,053	4,228,000
	$48,069,627	$48,472,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

There were no debt securities HTM in an unrealized loss position as of the balance sheet dates.  Debt securities AFS with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2015
Agency MBS	$4,191,984	$8,702	$0	$0	$4,191,984	$8,702
Other investments	495,402	598	0	0	495,402	598
	$4,687,386	$9,300	$0	$0	$4,687,386	$9,300

December 31, 2014
U.S. GSE debt securities	$6,023,946	$8,548	$5,186,258	$63,741	$11,210,204	$72,289
Agency MBS	3,206,389	12,326	0	0	3,206,389	12,326
	$9,230,335	$20,874	$5,186,258	$63,741	$14,416,593	$84,615

September 30, 2014
U.S. GSE debt securities	$3,484,256	$3,768	$5,166,278	$83,722	$8,650,534	$87,490
U.S. Government securities	974,375	3,487	0	0	974,375	3,487
Agency MBS	9,279,144	86,178	0	0	9,279,144	86,178
	$13,737,775	$93,433	$5,166,278	$83,722	$18,904,053	$177,155

Debt securities in the table above consisted of five Agency MBS securities and two certificates of deposit carried under the heading of “Other investments” at September 30, 2015, ten U.S. GSE debt securities and four Agency MBS securities at December 31, 2014, and seven U.S. GSE debt securities, one U.S. Government security and nine Agency MBS securities at September 30, 2014.  The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition.  As of September 30, 2015, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be other than temporary.

Note 5.  Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	September 30,	December 31,	September 30,
	2015	2014	2014

Commercial & industrial	$68,970,374	$64,390,220	$63,959,230
Commercial real estate	171,636,701	166,611,830	162,275,498
Residential real estate - 1st lien	161,763,468	163,966,124	165,662,426
Residential real estate - Jr lien	45,237,294	44,801,483	44,147,861
Consumer	7,810,295	8,035,298	7,943,615
	455,418,132	447,804,955	443,988,630
Deduct (add):
Allowance for loan losses	5,015,987	4,905,874	4,885,791
Deferred net loan costs	(308,189)	(303,394)	(288,898)
	4,707,798	4,602,480	4,596,893
Net Loans	$450,710,334	$443,202,475	$439,391,737

The following is an age analysis of past due loans (including non-accrual), by portfolio segment:

							90 Days or
		90 Days	Total			Non-Accrual	More
September 30, 2015	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$98,272	$254,837	$353,109	$68,617,265	$68,970,374	$631,247	$0
Commercial real estate	666,897	515,083	1,181,980	170,454,721	171,636,701	2,377,232	0
Residential real estate - 1st lien	1,873,326	1,062,526	2,935,852	158,827,616	161,763,468	2,240,524	348,353
Residential real estate - Jr lien	248,648	111,849	360,497	44,876,797	45,237,294	351,805	67,811
Consumer	53,090	1,791	54,881	7,755,414	7,810,295	0	1,791
Total	$2,940,233	$1,946,086	$4,886,319	$450,531,813	$455,418,132	$5,600,808	$417,955

							90 Days or
		90 Days	Total			Non-Accrual	More
December 31, 2014	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$439,151	$299,095	$738,246	$63,651,974	$64,390,220	$552,386	$23,579
Commercial real estate	988,924	5,313	994,237	165,617,593	166,611,830	1,934,096	5,313
Residential real estate - 1st lien	4,446,138	1,484,334	5,930,472	158,035,652	163,966,124	1,263,046	980,138
Residential real estate - Jr lien	637,917	179,920	817,837	43,983,646	44,801,483	404,061	115,852
Consumer	56,392	0	56,392	7,978,906	8,035,298	0	0
Total	$6,568,522	$1,968,662	$8,537,184	$439,267,771	$447,804,955	$4,153,589	$1,124,882

							90 Days or
		90 Days	Total			Non-Accrual	More
September 30, 2014	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$450,811	$612,822	$1,063,633	$62,895,597	$63,959,230	$1,068,390	$0
Commercial real estate	1,137,779	48,520	1,186,299	161,089,199	162,275,498	1,754,002	5,313
Residential real estate - 1st lien	2,230,067	1,239,799	3,469,866	162,192,560	165,662,426	1,740,509	554,327
Residential real estate - Jr lien	256,212	76,089	332,301	43,815,560	44,147,861	410,187	57,385
Consumer	55,034	8,859	63,893	7,879,722	7,943,615	0	8,859
Total	$4,129,903	$1,986,089	$6,115,992	$437,872,638	$443,988,630	$4,973,088	$625,884

For all loan segments, loans over 30 days past due are considered delinquent.
As of September 30, 2015, there were four residential mortgage loans in process of foreclosure totaling $370,413.

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

The reserve methodology was modified during the quarter ended June 30, 2015 to eliminate using the higher of the 1999-2001 losses as compared to current losses, by eliminating the use of the 1999-2001 period.  The 1999-2001 information has become dated and the Bank’s credit portfolio management has evolved during that time.  The revised methodology now considers the highest annual loss rates for the most recent one to five year look back periods for each segment of the portfolio. This change resulted in a reduction to required reserves of $529,234 at June 30, 2015.  Adjustments were made to the commercial & industrial and commercial real estate qualitative factors to adjust for the impact of the change in methodology, principally in the area of loan growth, loan policy, and delinquency factors.  The commercial & industrial and commercial real estate factors were each increased a total of 10 basis points, amounting to increases of $171,000 and $70,000, respectively at June 30, 2015.

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

The following tables summarize changes in the allowance for loan losses and select loan information, by portfolio segment, for the periods indicated:

As of or for the three months ended September 30, 2015
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$881,094	$1,984,559	$1,358,504	$352,125	$63,813	$455,117	$5,095,212
Charge-offs	(70,000)	(14,783)	(17,473)	(35,194)	(25,334)	0	(162,784)
Recoveries	997	0	0	60	7,502	0	8,559
Provision (credit)	(91,246)	45,039	57,167	106,934	23,350	(66,244)	75,000
Ending balance	$720,845	$2,014,815	$1,398,198	$423,925	$69,331	$388,873	$5,015,987

As of or for the nine months ended September 30, 2015
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$646,719	$2,311,936	$1,270,766	$321,099	$118,819	$236,535	$4,905,874
Charge-offs	(105,059)	(14,783)	(112,047)	(55,393)	(53,440)	0	(340,722)
Recoveries	43,909	0	6,042	180	25,704	0	75,835
Provision (credit)	135,276	(282,338)	233,437	158,039	(21,752)	152,338	375,000
Ending balance	$720,845	$2,014,815	$1,398,198	$423,925	$69,331	$388,873	$5,015,987

Allowance for loan losses
Evaluated for impairment
Individually	$0	$0	$71,800	$115,000	$0	$0	$186,800
Collectively	720,845	2,014,815	1,326,398	308,925	69,331	388,873	4,829,187
Total	$720,845	$2,014,815	$1,398,198	$423,925	$69,331	$388,873	$5,015,987

Loans evaluated for impairment
Individually	$446,928	$2,526,797	$1,701,790	$236,301	$0		$4,911,816
Collectively	68,523,446	169,109,904	160,061,678	45,000,993	7,810,295		450,506,316
Total	$68,970,374	$171,636,701	$161,763,468	$45,237,294	$7,810,295		$455,418,132

As of or for the year ended December 31, 2014
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$516,382	$2,143,398	$1,452,184	$366,471	$105,279	$271,201	$4,854,915
Charge-offs	(153,329)	(167,841)	(58,904)	(51,389)	(112,376)	0	(543,839)
Recoveries	6,249	0	14,543	240	33,766	0	54,798
Provision (credit)	277,417	336,379	(137,057)	5,777	92,150	(34,666)	540,000
Ending balance	$646,719	$2,311,936	$1,270,766	$321,099	$118,819	$236,535	$4,905,874

Allowance for loan losses
Evaluated for impairment
Individually	$0	$34,400	$43,400	$0	$0	$0	$77,800
Collectively	646,719	2,277,536	1,227,366	321,099	118,819	236,535	4,828,074
Total	$646,719	$2,311,936	$1,270,766	$321,099	$118,819	$236,535	$4,905,874

Loans evaluated for impairment
Individually	$390,605	$1,930,993	$721,241	$328,889	$0		$3,371,728
Collectively	63,999,615	164,680,837	163,244,883	44,472,594	8,035,298		444,433,227
Total	$64,390,220	$166,611,830	$163,966,124	$44,801,483	$8,035,298		$447,804,955

As of or for the three months ended September 30, 2014
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$687,416	$2,155,738	$1,337,011	$294,614	$84,115	$317,922	$4,876,816
Charge-offs	(27,881)	(24,100)	(28,382)	(33,875)	(24,255)	0	(138,493)
Recoveries	3,028	0	1,725	60	7,655	0	12,468
Provision (credit)	11,893	118,614	(22,894)	23,329	23,252	(19,194)	135,000
Ending balance	$674,456	$2,250,252	$1,287,460	$284,128	$90,767	$298,728	$4,885,791

As of or for the nine months ended September 30, 2014
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$516,382	$2,143,398	$1,452,184	$366,471	$105,279	$271,201	$4,854,915
Charge-offs	(115,095)	(154,919)	(28,382)	(33,875)	(90,024)	0	(422,295)
Recoveries	5,265	0	12,823	180	29,903	0	48,171
Provision (credit)	267,904	261,773	(149,165)	(48,648)	45,609	27,527	405,000
Ending balance	$674,456	$2,250,252	$1,287,460	$284,128	$90,767	$298,728	$4,885,791

Allowance for loan losses
Evaluated for impairment
Individually	$21,200	$62,000	$45,400	$0	$0	$0	$128,600
Collectively	653,256	2,188,252	1,242,060	284,128	90,767	298,728	4,757,191
Total	$674,456	$2,250,252	$1,287,460	$284,128	$90,767	$298,728	$4,885,791

Loans evaluated for impairment
Individually	$983,044	$1,728,772	$947,329	$334,926	$0		$3,994,071
Collectively	62,976,186	160,546,726	164,715,097	43,812,935	7,943,615		439,994,559
Total	$63,959,230	$162,275,498	$165,662,426	$44,147,861	$7,943,615		$443,988,630

Impaired loans, by portfolio segment, were as follows:

	As of September 30, 2015
		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
	Investment	Balance	Allowance	Investment(1)	Investment(2)

With an allowance recorded
Commercial & industrial	$0	$0	$0	$93,398	$37,359
Commercial real estate	0	0	0	0	40,902
Residential real estate - 1st lien	246,594	283,363	71,800	302,937	193,515
Residential real estate - Jr lien	236,301	284,202	115,000	152,865	108,406
	482,895	567,565	186,800	549,200	380,182

With no related allowance recorded
Commercial & industrial	446,929	512,552	--	555,057	389,530
Commercial real estate	2,526,797	2,741,550	--	1,976,769	1,641,363
Residential real estate - 1st lien	1,455,195	1,658,402	--	780,255	724,368
Residential real estate - Jr lien	0	0	--	120,465	113,964
	4,428,921	4,912,504	--	3,432,546	2,869,225

Total	$4,911,816	$5,480,069	$186,800	$3,981,746	$3,249,407

(1) For the three months ended September 30, 2015
(2) For the nine months ended September 30, 2015

	As of December 31, 2014			2014
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

With an allowance recorded
Commercial & industrial	$0	$0	$0	$158,690
Commercial real estate	204,511	220,981	34,400	280,104
Residential real estate - 1st lien	115,108	144,708	43,400	294,807
Residential real estate - Jr lien	0	0	0	149,772
	319,619	365,689	77,800	883,373

With no related allowance recorded
Commercial & industrial	390,605	424,598	--	507,232
Commercial real estate	1,726,482	1,689,772	--	1,294,710
Residential real estate - 1st lien	606,133	875,841	--	971,542
Residential real estate - Jr lien	328,889	390,260	--	238,826
	3,052,109	3,380,471	--	3,012,310

Total	$3,371,728	$3,746,160	$77,800	$3,895,683

	As of September 30, 2014
		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
	Investment	Balance	Allowance	Investment(1)	Investment(2)

With an allowance recorded
Commercial & industrial	$256,356	$294,950	$21,200	$335,613	$198,362
Commercial real estate	423,569	439,630	62,000	322,093	299,003
Residential real estate - 1st lien	134,720	163,115	45,400	338,782	339,732
Residential real estate - Jr lien	89,260	0	0	95,062	209,531
	903,905	897,695	128,600	1,091,550	1,046,628

With no related allowance recorded
Commercial & industrial	726,688	772,605	--	772,852	536,388
Commercial real estate	1,305,203	1,414,604	--	1,321,387	1,186,767
Residential real estate - 1st lien	812,609	903,309	--	822,309	1,062,894
Residential real estate - Jr lien	245,666	391,644	--	257,789	193,995
	3,090,166	3,482,162	--	3,174,337	2,980,044

Total	$3,994,071	$4,379,857	$128,600	$4,265,887	$4,026,672

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of September 30, 2015
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$65,623,508	$161,009,553	$158,003,285	$44,587,285	$7,808,505	$437,032,136
Group B	2,023,893	4,415,932	178,938	224,090	0	6,842,853
Group C	1,322,973	6,211,216	3,581,245	425,919	1,790	11,543,143
Total	$68,970,374	$171,636,701	$161,763,468	$45,237,294	$7,810,295	$455,418,132

As of December 31, 2014
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$61,201,586	$157,767,641	$160,912,689	$44,018,956	$8,035,298	$431,936,170
Group B	2,316,908	3,280,904	228,148	251,822	0	6,077,782
Group C	871,726	5,563,285	2,825,287	530,705	0	9,791,003
Total	$64,390,220	$166,611,830	$163,966,124	$44,801,483	$8,035,298	$447,804,955

As of September 30, 2014
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$60,077,761	$153,398,713	$162,739,339	$43,546,848	$7,934,756	$427,697,417
Group B	2,717,261	3,447,445	205,415	163,910	0	6,534,031
Group C	1,164,208	5,429,340	2,717,672	437,103	8,859	9,757,182
Total	$63,959,230	$162,275,498	$165,662,426	$44,147,861	$7,943,615	$443,988,630

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

TDRs, by portfolio segment, for the periods presented were as follows:

	Three months ended September 30, 2015			Nine months ended September 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial & industrial	0	$0	$0	3	$198,999	$198,829
Commercial real estate	2	340,960	366,048	2	340,960	366,048
Residential real estate
- 1st lien	3	207,979	219,335	11	1,170,625	1,240,437
- Jr lien	0	0	0	2	117,745	121,672
Total	5	$548,939	$585,383	18	$1,828,329	$1,926,986

	Year ended December 31, 2014
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial real estate	1	$301,823	$301,823
Residential real estate - 1st lien	11	1,294,709	1,332,336
Total	12	$1,596,532	$1,634,159

	Three months ended September 30, 2014			Nine months ended September 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Residential real estate
- 1st lien	2	$432,573	$436,963	8	$913,471	$947,700

The TDR’s for which there was a payment default during the twelve month periods presented were as follows:

Twelve months ended September 30, 2015
	Number of	Recorded
	Contracts	Investment

Commercial	2	$21,890
Residential real estate - 1st lien	3	256,348
Total	5	$278,238

Year ended December 31, 2014
	Number of	Recorded
	Contracts	Investment

Residential real estate - 1st lien	2	$137,830

Twelve months ended September 30, 2014
	Number of	Recorded
	Contracts	Investment

Residential real estate – 1st lien	5	$438,428

TDRs are treated as other impaired loans and carry individual specific reserves with respect to the calculation of the allowance for loan losses.  These loans are categorized as non-performing, may be past due, and are generally adversely risk rated. The TDRs that have defaulted under their restructured terms are generally in collection status and their reserve is typically calculated using the fair value of collateral method. At September 30, 2014, the specific allocation related to TDRs was approximately $6,600.  There was no specific allowance related to TDRs at September 30, 2015 and December 31, 2014.

As of September 30, 2015, the Company is contractually committed to lend up to $450,000 in additional funds to one debtor with an impaired SBA 75% guaranteed cap line of credit,  This debtor’s loan relationship is expected to strengthen as a result of a prior troubled debt restructuring.  With this exception, as of the balance sheet dates, the Company was not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

Note 6.  Goodwill and Other Intangible Assets

As a result of the merger with LyndonBank on December 31, 2007, the Company recorded goodwill amounting to $11,574,269.  The goodwill is not amortizable and is not deductible for tax purposes.

The Company also recorded $4,161,000 of acquired identified intangible assets representing the core deposit intangible which is subject to amortization as a non-interest expense over a ten year period.  The accumulated amortization expense was $3,547,444 and $3,274,744 as of September 30, 2015 and 2014, respectively.

Amortization expense for the core deposit intangible for the first nine months of 2015 and 2014 was $204,525.  As of September 30, 2015, the remaining annual amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

2015	$68,170
2016	272,695
2017	272,691
Total remaining core deposit intangible	$613,556

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

September 30, 2015	Level 1	Level 2
Assets: (market approach)
U.S. GSE debt securities	$0	$13,947,470
U.S. Government securities	3,002,969	0
Agency MBS	0	11,198,361
Other investments	0	2,236,442
Total	$3,002,969	$27,382,273

December 31, 2014	Level 1	Level 2
Assets: (market approach)
U.S. GSE debt securities	$0	$19,907,150
U.S. Government securities	4,000,937	0
Agency MBS	0	9,038,807
Total	$4,000,937	$28,945,957

September 30, 2014
Assets: (market approach)
U.S. GSE debt securities	$0	$15,885,881
U.S. Government securities	4,002,500	0
Agency MBS	0	9,279,144
Total	$4,002,500	$25,165,025

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

Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

September 30, 2015	Level 2
Assets: (market approach)
Residential mortgage servicing rights	$1,296,249
Impaired loans, net of related allowance	296,095
OREO	1,058,475

December 31, 2014
Assets: (market approach)
Residential mortgage servicing rights	$1,311,965
Impaired loans, net of related allowance	241,819
OREO	1,238,320

September 30, 2014
Assets: (market approach)
Residential mortgage servicing rights	$1,326,543
Impaired loans, net of related allowance	775,305
OREO	1,097,820

There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented.

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below.  The estimated fair values of the Company's financial instruments were as follows:

September 30, 2015		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$14,739	$14,739	$0	$0	$14,739
Securities held-to-maturity	47,658	0	48,011	0	48,011
Securities available-for-sale	30,385	3,003	27,382	0	30,385
Restricted equity securities	3,332	0	3,332	0	3,332
Loans and loans held-for-sale
Commercial & industrial	68,190	0	447	69,224	69,671
Commercial real estate	169,476	0	2,527	172,871	175,398
Residential real estate - 1st lien	161,427	0	1,630	164,495	166,125
Residential real estate - Jr lien	44,774	0	121	45,526	45,647
Consumer	7,734	0	0	8,090	8,090
Mortgage servicing rights	1,296	0	1,474	0	1,474
Accrued interest receivable	1,687	0	1,687	0	1,687

Financial liabilities:
Deposits
Other deposits	458,674	0	458,796	0	458,796
Brokered deposits	20,334	0	20,349	0	20,349
Federal funds purchased and short-term borrowings	20,000	0	20,000	0	20,000
Repurchase agreements	21,977	0	21,977	0	21,977
Capital lease obligations	579	0	579	0	579
Subordinated debentures	12,887	0	12,857	0	12,857
Accrued interest payable	51	0	51	0	51

December 31, 2014		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$24,962	$24,962	$0	$0	$24,962
Securities held-to-maturity	41,811	0	42,234	0	42,234
Securities available-for-sale	32,947	4,001	28,946	0	32,947
Restricted equity securities	3,332	0	3,332	0	3,332
Loans and loans held-for-sale
Commercial & industrial	63,709	0	391	64,800	65,191
Commercial real estate	164,212	0	1,897	167,961	169,858
Residential real estate - 1st lien	162,635	0	678	166,171	166,849
Residential real estate - Jr lien	44,457	0	329	45,113	45,442
Consumer	7,912	0	0	8,315	8,315
Mortgage servicing rights	1,312	0	1,528	0	1,528
Accrued interest receivable	1,698	0	1,698	0	1,698

Financial liabilities:
Deposits
Other deposits	472,966	0	473,100	0	473,100
Brokered deposits	20,053	0	20,054	0	20,054
Repurchase agreements	28,543	0	28,543	0	28,543
Capital lease obligations	640	0	640	0	640
Subordinated debentures	12,887	0	12,867	0	12,867
Accrued interest payable	64	0	64	0	64

September 30, 2014		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$10,852	$10,852	$0	$0	$10,852
Securities held-to-maturity	48,070	0	48,472	0	48,472
Securities available-for-sale	29,168	4,003	25,165	0	29,168
Restricted equity securities	3,332	0	3,332	0	3,332
Loans and loans held-for-sale
Commercial & industrial	63,242	0	962	63,697	64,659
Commercial real estate	159,916	0	1,667	163,360	165,027
Residential real estate - 1st lien	164,589	0	901	168,133	169,034
Residential real estate - Jr lien	43,834	0	335	44,446	44,781
Consumer	7,848	0	0	8,239	8,239
Mortgage servicing rights	1,327	0	1,561	0	1,561
Accrued interest receivable	1,689	0	1,689	0	1,689

Financial liabilities:
Deposits
Other deposits	454,629	0	455,002	0	455,002
Brokered deposits	19,749	0	19,751	0	19,751
Federal funds purchased and short-term borrowings	10,175	0	10,175	0	10,175
Repurchase agreements	23,360	0	23,360	0	23,360
Capital lease obligations	659	0	659	0	659
Subordinated debentures	12,887	0	12,870	0	12,870
Accrued interest payable	65	0	65	0	65

Note 8.  Loan Servicing

The following table shows the changes in the carrying amount of the mortgage servicing rights, included in other assets on the consolidated balance sheets, for the periods indicated:

	September 30,	December 31,	September 30,
	2015	2014	2014

Balance at beginning of year	$1,311,965	$1,329,079	$1,329,079
Mortgage servicing rights capitalized	177,090	209,713	166,295
Mortgage servicing rights amortized	(195,363)	(250,955)	(186,441)
Change in valuation allowance	2,557	24,128	17,610
Balance at end of period	$1,296,249	$1,311,965	$1,326,543

Note 9.  Legal Proceedings

In the normal course of business, the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10.  Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On September 21, 2015, the Company declared a cash dividend of $0.16 per common share payable November 1, 2015 to shareholders of record as of October 15, 2015.  This dividend, amounting to $794,320, was accrued at September 30, 2015.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Period Ended September 30, 2015

The following discussion analyzes the consolidated financial condition of Community Bancorp. (the Company) and its wholly-owned subsidiary, Community National Bank (the Bank), as of September 30, 2015, December 31, 2014 and September 30, 2014, and its consolidated results of operations for the two interim periods presented.  The Company is considered a “smaller reporting company” under applicable regulations of the Securities and Exchange Commission (SEC) and is therefore eligible for relief from certain disclosure requirements.  In accordance with such provisions, the Company has elected to provide its interim consolidated statements of income, comprehensive income, and cash flows for two, rather than three, years.

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

NON-GAAP FINANCIAL MEASURES

Under SEC Regulation G, public companies making disclosures containing financial measures that are not in accordance with generally accepted accounting principles in the United States (US GAAP or GAAP) must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure, as well as a statement of the company’s reasons for utilizing the non-GAAP financial measure.  The SEC has exempted from the definition of non-GAAP financial measures certain commonly used financial measures that are not based on GAAP.  However, three non-GAAP financial measures commonly used by financial institutions, namely tax-equivalent net interest income and tax-equivalent net interest margin (as presented in the tables in the section labeled Interest Income Versus Interest Expense (Net Interest Income)) and core earnings (as defined and discussed in the Results of Operations section) , have not been specifically exempted by the SEC, and may therefore constitute non-GAAP financial measures under Regulation G.  We are unable to state with certainty whether the SEC would regard those measures as subject to Regulation G.

Management believes that these non-GAAP financial measures are useful in evaluating the Company’s financial performance and facilitate comparisons with the performance of other financial institutions.  However, that information should be considered supplemental in nature and not as a substitute for related financial information prepared in accordance with GAAP.

OVERVIEW

The Company’s consolidated assets on September 30, 2015 were $588,960,139, an increase of $2,249,095 or 0.4% from December 31, 2014 and an increase of $16,742,197, or 2.9%, from September 30, 2014.  Net loans increased $7,507,859, or 1.7%, since December 31, 2014 and $11,318,597, or 2.6%, since September 30, 2014; this increase is attributable to solid growth in commercial loans.  The loan growth has been funded primarily through short-term borrowings, totaling $20,000,000 at September 30, 2015 compared with no borrowings at December 31, 2014, and $10,175,000 in short-term borrowings at September 30, 2014.  The year-to-date increase in loans does not translate to a significant increase in total assets due to the impact of a seasonal fluctuation (decrease) in cash in the bank.  The decrease in cash of $10,223,076 during the first nine months of the year is primarily attributable to a cyclical decrease in municipal deposits during that time.

Total deposits declined $14,010,972, or 2.8%, since December 31, 2014 due primarily to the seasonal runoff of municipal deposits.  In the year over year comparison, deposits increased $4,630,683, or 1.0%.  Core deposits saw increases in all areas except time deposits, which continue to shift into non-maturity deposits as they mature.  The decrease in retail time deposits is a trend that has been prevalent for several years while rates have been at historic lows. Management believes that the low interest rates being paid on certificates of deposit and other investment products is likely causing some depositors to place their money in non-maturity products such as demand and savings accounts while awaiting an improvement in interest rates and market conditions.

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

Interest income increased $110,694, or 1.9%, for the third quarter of 2015 compared to the same period in 2014. Interest expense declined $128,539, or 16.9%, due to the continued decrease in interest rates paid on deposits and borrowings.  The decrease in interest paid on deposits is largely attributable to a shift of customer funds out of higher yielding CDs to lower yielding demand and savings accounts.  Rates paid on non-maturity deposits have also been adjusted downward when necessary to account for changes in market rates.

Net interest income after the provision for loan losses improved by $299,233, or 6.1%, for the three months ended September 30, 2015 and $726,262 for the nine months ended September 30, 2015 compared to the same periods in 2014.  The charge to income for the provision for loan losses decreased $60,000, or 44.4% and $30,000, or 7.4% for each comparison period due to a modification to the methodology used in the calculation of the allowance for loan losses that utilizes more up-to-date historical net loss factors, partially offset by the impact of increased loan volume on the allowance for loan losses.  Please refer to the Allowance for loan losses and provisions discussion in the Credit Risk section for more information.

Net income for the third quarter of 2015 was $1,439,822, an increase of $62,633, or 4.6%, compared with the same period in 2014.  Net income for the first nine months of 2015 was $3,627,366, a decrease of $105,774 or 2.8% compared to the same period in 2014. While net interest income contributed significantly to earnings during both periods, and total non-interest income increased $55,315, or 4.4%, during the third quarter of 2015 compared to 2014, a decrease of $78,142 in non-interest income is noted in the nine month comparison period.  For several years, the Federal Reserve’s efforts to stimulate the real estate market by keeping mortgage interest rates low provided for several refinancing cycles.  Residential mortgage lending activity slowed during 2014, resulting in decreases in the Company’s fee income from the sale of residential loans in the secondary market.  In 2015, this trend has started to turn with new mortgage originations totaling $40,772,304 for the first nine months of 2015.  Of those originations, during the first nine months of 2015 secondary market sales totaled $19,265,838, compared to $15,554,320 for the first nine months of 2014, providing points and premiums from the sales of these mortgages of $274,669 and $318,724, respectively, a decline of 13.8%, despite the higher volume.  Mirroring trends in the mortgage banking industry, as mortgage rates decreased to spur higher volume, margins declined to keep mortgage rates competitive, resulting in the decline between periods in points and premiums from the sale of mortgages on the secondary market.  The remainder of the loans originated were held in portfolio.  Total operating expenses increased by $729,286, or 5.5%, for the first nine months of 2015 when compared to the same period in 2014, including non-recurring charges associated with the mandated replacement of customer debit cards with computer chip enhanced cards and costs associated with the closure of two branch offices in July.  Please refer to the Non-interest Income and Expense sections for more information.

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

On September 21, 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.16 per common share, payable on November 1, 2015 to shareholders of record on October 15, 2015.  The Company is focused on increasing the profitability of the balance sheet, and prudently managing operating expenses and risk, particularly credit risk, in order to remain a well-capitalized bank in this challenging economic environment.

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

RESULTS OF OPERATIONS

Net income for the third quarter of 2015 was $1,439,822, an increase of $62,633, or 4.6%, compared with the same period in 2014.  This resulted in earnings per share of $0.29 for the third quarter of 2015, compared with $0.28 for the third quarter 2014.  Net income for the first nine months of 2015 was $3,627,366 or $0.72 per common share, compared to $3,733,140 or $0.75 per common share for the same period in 2014. Core earnings (net interest income before the provision for loan losses) for the third quarter of 2015 increased $239,233, or 6.1%, compared to the third quarter of 2014.  For the nine months ended September 30, 2015, core earnings increased $696,262, or 4.7% compared to the prior year.  In light of the continued pressure on net interest margin and spread in this persistently low interest rate environment, the Company is pleased with these increases.  To help offset this pressure, the Company shifted assets from lower yielding taxable investments to loans, and shifted a portion of the investment portfolio to higher yielding agency mortgage-backed securities (Agency MBS) within its available-for-sale portfolio during the second quarter of 2014.  The Company has continued to maintain that overall mix of investments.  During 2015, the loan mix has continued to shift in favor of higher yielding commercial loans, while the deposit mix is shifting to lower cost non-maturity deposits, both of which have benefitted the Company’s net interest income.  Interest paid on deposits, which is the major component of total interest expense, decreased $138,484, or 22.2%, in the third quarter 2015 compared to the same period of 2014.  The Company recorded a provision for loan losses of $75,000 for the third quarter of 2015, compared to $135,000 for the same period of 2014.  Non-interest income increased $55,315, or 4.4%, for the third quarter of 2015 compared to 2014, due to an increase in residential mortgage loan sales, which generate fee income, and an increase in the collection of documentation fees on all loan types. Non-interest expense increased $231,404, or 5.4%, for the third quarter of 2015 compared to the prior year with increases in salaries & benefits as well as other non-interest expenses including collection and OREO write-down expense. Non-interest expenses for the third quarter of 2015 also included expenses totaling approximately $146,000 related to the closing of two branches.  The section below labeled Non-Interest Income and Non-Interest Expense provides a more detailed discussion on the significant components of these two items.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized for the comparison periods.

	Three Months Ended September 30,
	2015	2014
Return on Average Assets	0.97%	0.94%
Return on Average Equity	11.31%	11.43%

	Nine Months Ended September 30,
	2015	2014
Return on Average Assets	0.83%	0.87%
Return on Average Equity	9.68%	10.59%

The following table summarizes the earnings performance and certain balance sheet data of the Company for the periods presented.

SELECTED FINANCIAL DATA (Unaudited)

	September 30,	December 31,	September 30,
	2015	2014	2014

Balance Sheet Data
Net loans	$450,710,334	$443,202,475	$439,391,737
Total assets	588,960,139	586,711,044	572,217,942
Total deposits	479,008,491	493,019,463	474,377,808
Borrowed funds	20,000,000	0	10,175,000
Total liabilities	538,002,559	537,715,842	524,117,342
Total shareholders' equity	50,957,580	48,995,202	48,100,600

	Nine Months Ended September 30,
	2015	2014

Operating Data
Total interest income	$17,557,718	$17,161,464
Total interest expense	2,032,287	2,332,295
Net interest income	15,525,431	14,829,169

Provision for loan losses	375,000	405,000
Net interest income after provision for loan losses	15,150,431	14,424,169

Non-interest income	3,817,261	3,895,403
Non-interest expense	14,008,442	13,279,156
Income before income taxes	4,959,250	5,040,416
Applicable income tax expense(1)	1,331,884	1,307,276

Net Income	$3,627,366	$3,733,140

Per Common Share Data

Earnings per common share (2)	$0.72	$0.75
Dividends declared per common share	$0.48	$0.48
Book value per common share outstanding, period end	$9.73	$9.28
Weighted average number of common shares outstanding	4,954,381	4,889,086
Number of common shares outstanding, period end	4,979,604	4,915,768

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

The Company’s tax-exempt interest income is derived from municipal investments, which comprised the entire held-to-maturity portfolio of $47,657,894 at September 30, 2015, and $48,069,627 at September 30, 2014.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the quarterly comparison periods presented.

	Three Months Ended September 30,
	2015	2014

Net interest income as presented	$5,307,265	$5,068,032
Effect of tax-exempt income	143,748	149,219
Net interest income, tax equivalent	$5,451,013	$5,217,251

The following table presents average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended September 30,
	2015			2014
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$457,159,007	$5,503,166	4.78%	$447,188,920	$5,410,445	4.80%
Taxable investment securities	30,904,468	119,977	1.54%	30,549,280	103,101	1.34%
Tax-exempt investment securities	44,473,621	422,789	3.77%	46,454,074	438,880	3.75%
Sweep and interest-earning accounts	4,763,144	3,186	0.27%	5,309,459	3,507	0.26%
Other investments (2)	3,719,450	34,365	3.67%	3,719,450	22,327	2.38%
Total	$541,019,690	$6,083,483	4.46%	$533,221,183	$5,978,260	4.45%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$108,843,456	$51,047	0.19%	$105,433,025	$52,569	0.20%
Money market accounts	87,144,276	208,754	0.95%	83,269,715	208,247	0.99%
Savings deposits	82,773,683	25,111	0.12%	76,551,055	24,104	0.12%
Time deposits	104,759,903	199,366	0.76%	126,577,310	337,842	1.06%
Federal funds purchased and
other borrowed funds	24,389,727	16,285	0.26%	17,175,217	10,077	0.23%
Repurchase agreements	23,257,898	16,689	0.28%	23,589,412	14,292	0.24%
Capital lease obligations	586,362	11,944	8.15%	665,582	13,526	8.13%
Junior subordinated debentures	12,887,000	103,274	3.18%	12,887,000	100,352	3.09%
Total	$444,642,305	$632,470	0.56%	$446,148,316	$761,009	0.68%

Net interest income		$5,451,013			$5,217,251
Net interest spread (3)			3.90%			3.77%
Net interest margin (4)			4.00%			3.88%

(1)	Included in gross loans are non-accrual loans with an average balance of $5,395,931 and $5,234,217 for the three months ended September 30, 2015 and 2014, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses, less loans held-for-sale.
(2)	Included in other investments is the Company’s FHLBB Stock with an average balance of $2,744,300 for the three months ended September 30, 2015 and 2014, and dividend payout rates of approximately 3.28% and 1.48%, respectively, per quarter.
(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the third quarter of 2015 increased $7,798,507, or 1.5% compared to the same period of 2014, and the average yield increased one basis point to 4.46% for the third quarter of 2015 compared to 4.45% for the same quarter of 2014.  The average volume of loans increased $9,970,087, or 2.2%, and the average yield declined by two basis points.  Interest earned on the loan portfolio equaled approximately 90.5% of total interest income for the third quarter of 2015 and 2014.  The average volume of the taxable investment portfolio (classified as available-for-sale) increased $355,188, or 1.2%, for the same period, while the average yield increased 20 basis points due in part to the shift to higher yielding mortgage backed securities late in the second quarter of 2014 and the purchase of investment CDs during the second and third quarter of 2015 totaling $2,229,000.  The rate earned on these CDs range from 2.1% to 2.5%.  The average volume of the tax-exempt investment portfolio (classified as held-to-maturity) decreased $1,980,453, or 4.3%, between periods, while the average tax equivalent yield increased two basis points year over year.  The average volume of sweep and interest-earning accounts, which is primarily made up of the interest-earning deposit account at the Federal Reserve Bank of Boston (FRBB), decreased $546,315, or 10.3%.  The balance of these funds has remained relatively low as all excess cash has been used to fund loan growth.

In comparison, the average volume of interest-bearing liabilities for the third quarter of 2015 decreased $1,506,011, or 0.3% over the 2014 comparison period, and the average rate paid on these liabilities decreased 12 basis points.  The average volume of money market funds increased $3,874,561, or 4.7%, while the average rate paid decreased four basis points.  The increase in money market funds is due primarily to approximately $8,000,000 of construction related escrow accounts opened in the fourth quarter of 2014, which are expected to remain in place into 2016.  The average volume of savings accounts increased $6,222,628 or 8.1% for the third quarter of 2015 compared to the same period in 2014 due to the continued shift in product mix from time deposits to savings accounts as consumers anticipate higher rates in the near future.  The average total volume of time deposits, both retail and wholesale, decreased $21,817,407, or 17.2%.  The average volume of federal funds purchased and other borrowed funds increased $7,214,510, or 42.0%, as short term advances were largely used in place of overnight funds in 2015.  The Company drew down short-term FHLBB advances totaling $30,000,000 in the second quarter of 2015 to fund loan growth and offset the seasonal runoff of municipal deposits and renewed $20,000,000 of those advances during the third quarter of 2015.  A decrease of 30 basis points is noted in the average rate paid on time deposits while an increase of three basis points is noted on the average rate paid on federal funds purchased and other borrowed funds.

The prolonged low interest rate environment has resulted in continued pressure on the Company’s net interest spread and margin.  The Company’s earning assets are being both replaced with, and repricing to, lower interest rates, while the opportunity to reduce rates further on non-maturing interest-bearing deposits is limited given the already low rates paid on deposits.  For the third quarter comparison periods of 2015 and 2014 the average yield on interest-earning assets stayed relatively flat, while the average rate paid on interest-bearing liabilities decreased 12 basis points.  Net interest margin for the third quarter was 4.00% for 2015, up from 3.88% the prior year.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the year to date comparison periods presented.

	Nine Months Ended September 30,
	2015	2014

Net interest income as presented	$15,525,431	$14,829,169
Effect of tax-exempt income	425,732	405,749
Net interest income, tax equivalent	$15,951,163	$15,234,918

The following table presents average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Nine Months Ended September 30,
	2015			2014
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$454,521,324	$16,314,191	4.80%	$447,730,804	$16,055,124	4.79%
Taxable investment securities	30,843,902	327,624	1.42%	31,246,004	242,485	1.04%
Tax-exempt investment securities	43,578,397	1,252,153	3.84%	41,569,017	1,193,380	3.84%
Sweep and interest-earning accounts	3,731,551	7,446	0.27%	3,829,966	7,587	0.26%
Other investments (2)	3,719,450	82,036	2.95%	3,852,594	68,637	2.38%
Total	$536,394,624	$17,983,450	4.48%	$528,228,385	$17,567,213	4.45%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$112,745,577	$162,905	0.19%	$110,824,012	$173,928	0.21%
Money market accounts	88,802,752	655,299	0.99%	83,043,872	629,478	1.01%
Savings deposits	80,327,748	72,862	0.12%	74,803,501	70,411	0.13%
Time deposits	108,205,747	714,850	0.88%	126,096,963	1,048,919	1.11%
Federal funds purchased and
other borrowed funds	14,849,578	29,456	0.27%	12,457,161	21,126	0.23%
Repurchase agreements	25,676,781	54,259	0.28%	24,971,697	45,275	0.24%
Capital lease obligations	606,362	37,049	8.15%	682,818	41,613	8.13%
Junior subordinated debentures	12,887,000	305,607	3.17%	12,887,000	301,545	3.13%
Total	$444,101,545	$2,032,287	0.61%	$445,767,024	$2,332,295	0.70%

Net interest income		$15,951,163			$15,234,918
Net interest spread (3)			3.87%			3.75%
Net interest margin (4)			3.98%			3.86%

(1)	Included in gross loans are non-accrual loans with an average balance of $5,063,600 and $4,988,683 for the nine months ended September 30, 2015 and 2014, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses.
(2)	Included in other investments is the Company’s FHLBB Stock with an average balance of $2,744,300 and $2,877,444, respectively, and dividend payout rates of approximately 2.26% and 1.54% for the first nine months of 2015 and 2014, respectively.
(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average earning assets.

For the nine months ended September 30, 2015, average interest-earning assets grew $8,166,239, or 1.6% compared with the same period in 2014, mostly due to growth in commercial loans.

Interest income increased by $416,237, or 2.4% between periods resulting in a corresponding increase in yield on average interest-earning assets of three basis points to 4.48%.  Contributing to the increase was a one-time recovery of non-accrual interest on loans during the first quarter of 2015 of approximately $200,000.

The investment portfolios also contributed to the year-to-date increase in interest income with an increase of $85,139, or 35.1% in interest income from taxable investment securities.  Despite flat average balances, average yields and income for the investment portfolio increased substantially year to date in 2015 compared to the prior year, due to the addition of mortgage backed securities as a portion of the portfolio.  The increased tax-exempt income in 2015 of $58,773, or 4.9%, is a result of a higher volume of non-arbitrage municipal loans compared to the same period last year.

The total cost of average interest-bearing liabilities declined by nine basis points for the first nine months of 2015 versus the first nine months of 2014, with the continued shift from time deposits to non-maturity products, and the repricing of the remaining time deposit balances to lower rates.

The resulting net interest spread and margin each improved by 12 basis points between the first nine months of 2015 and the same period a year earlier.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2015 and 2014 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$(27,903)	$120,624	$92,721	$15,786	$243,281	$259,067
Taxable investment securities	15,676	1,200	16,876	89,410	(4,271)	85,139
Tax-exempt investment securities	2,728	(18,819)	(16,091)	1,061	57,712	58,773
Sweep and interest-earning accounts	51	(372)	(321)	58	(199)	(141)
Other investments	12,038	0	12,038	16,337	(2,938)	13,399
Total	$2,590	$102,633	$105,223	$122,652	$293,585	$416,237

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$(3,241)	$1,719	$(1,522)	$(14,041)	$3,018	$(11,023)
Money market accounts	(9,161)	9,668	507	(17,683)	43,504	25,821
Savings deposits	(875)	1,882	1,007	(2,920)	5,371	2,451
Time deposits	(96,682)	(41,794)	(138,476)	(216,310)	(117,759)	(334,069)
Federal funds purchased and
other borrowed funds	2,026	4,182	6,208	4,214	4,116	8,330
Repurchase agreements	2,631	(234)	2,397	7,718	1,266	8,984
Capital lease obligations	45	(1,627)	(1,582)	97	(4,661)	(4,564)
Junior subordinated debentures	2,922	0	2,922	4,062	0	4,062
Total	$(102,335)	$(26,204)	$(128,539)	$(234,863)	$(65,145)	$(300,008)

Changes in net interest income	$104,925	$128,837	$233,762	$357,515	$358,730	$716,245

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented are as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%

Service fees	$657,949	$666,851	$(8,902)	-1.33%	$1,932,367	$1,972,636	$(40,269)	-2.04%
Income from sold loans	239,724	226,279	13,445	5.94%	687,964	735,739	(47,775)	-6.49%
Other income from loans	223,465	149,444	74,021	49.53%	544,097	415,910	128,187	30.82%
Net realized gain on sale of
securities available-for-sale	0	6,010	(6,010)	-100.00%	2,723	27,838	(25,115)	-90.22%
Income from CFSG Partners	94,122	61,488	32,634	53.07%	269,313	224,748	44,565	19.83%
Rental income on OREO properties	6,893	2,926	3,967	135.58%	43,414	52,733	(9,319)	-17.67%
Currency exchange income	23,000	36,000	(13,000)	-36.11%	61,500	101,000	(39,500)	-39.11%
SERP fair value adjustment	(44,522)	(15,742)	(28,780)	182.82%	(43,993)	28,996	(72,989)	-251.72%
Other income	99,364	111,424	(12,060)	-10.82%	319,876	335,803	(15,927)	-4.74%
Total non-interest income	$1,299,995	$1,244,680	$55,315	4.44%	$3,817,261	$3,895,403	$(78,142)	-2.01%

Total non-interest income increased $55,315 for the third quarter of 2015 versus the same quarter last year and decreased $78,142 for the first nine months of 2015 versus the same period in 2014, with significant changes noted in the following:

●
Service fees decreased $8,902 or 1.3% for the third quarter, and $40,269 or approximately 2.0%, year to date, due in part to a decrease in paper statement fees. The Company has seen an increase in customers switching to online statements in order to avoid the fee associated with receiving paper statements.

●
Income from sold loans increased $13,445 for the third quarter, or 5.9%, but decreased $47,775, or 6.5%, year to date. Although secondary market sales are higher year to date in 2015 compared to 2014, the first six months of 2015 were lower compared to the same period in 2014.

●
Other income from loans increased $74,021, or 49.5% for the third quarter 2015 and $128,187 or 30.8% year to date, as documentation fees on all loan types have improved compared with the same periods a year ago.

●
Income from CFSG Partners increased $32,634, or 53.1% for the third quarter of 2015 and $44,565, or 19.8%, year to date compared to the same periods in 2014 which is attributable to fees associated with an increase in assets under management.

●	Exchange income decreased $13,000, or 36.1%, for the third quarter, and $39,500, or 39.1%, for the nine month period year over year due to the weakening Canadian dollar during 2015.
●	SERP fair value adjustment decreased $28,780, or 182.8% compared with the third quarter 2014 due to changes in equity markets. For the nine months ended September 30, 2015, the net adjustment was more significant, with a decrease of $72,989, or 251.7%, compared with the same period in 2014.

Non-interest Expense

The components of non-interest expense for the periods presented are as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%

Salaries and wages	$1,650,000	$1,575,000	$75,000	4.76%	$4,988,352	$4,875,000	$113,352	2.33%
Employee benefits	575,129	481,523	93,606	19.44%	1,911,809	1,686,221	225,588	13.38%
Occupancy expenses, net	676,559	591,665	84,894	14.35%	1,976,226	1,899,706	76,520	4.03%
Other expenses
Computer outsourcing	151,291	103,792	47,499	45.76%	394,160	313,380	80,780	25.78%
Service contracts - administrative	89,790	104,324	(14,534)	-13.93%	245,457	330,052	(84,595)	-25.63%
Telephone expense	76,240	81,179	(4,939)	-6.08%	235,953	244,897	(8,944)	-3.65%
Collection & non-accruing loan
expense	11,500	46,500	(35,000)	-75.27%	64,505	41,674	22,831	54.78%
OREO expense	17,005	30,000	(12,995)	-43.32%	97,291	80,403	16,888	21.00%
ATM fees	92,902	86,746	6,156	7.10%	275,680	272,815	2,865	1.05%
State deposit tax	130,491	136,576	(6,085)	-4.46%	406,186	407,639	(1,453)	-0.36%
Other miscellaneous expenses	1,060,967	1,063,165	(2,198)	-0.21%	3,412,823	3,127,369	285,454	9.13%
Total non-interest expense	$4,531,874	$4,300,470	$231,404	5.38%	$14,008,442	$13,279,156	$729,286	5.49%

Total non-interest expense increased $231,404, or 5.4%, for the third quarter of 2015 compared to the same quarter in 2014 and $729,286, or 5.5%, for the first nine months of 2015 compared to the same period in 2014 with significant changes noted in the following:

●
Salaries increased $75,000, or 4.8%, for the third quarter of 2015 and $113,352, or 2.3% year to date compared to the same periods in 2014, due in part to normal increases in salaries and as a result of severance cost accruals associated with the closure of two branch offices in July 2015.

●
Employee benefits increased $93,606, or 19.4%, quarter over quarter, due to group insurance premium increases of $44,542, and increased retirement account contributions of $32,874. Employee benefits for the nine months ended September 30, 2015 increased $225,588, or 13.4% year over year with similar component increases.

●
Occupancy increased $84,894 during the third quarter of 2015 compared to the same period last year due to a one-time charge of $87,278 recorded from the sale of one of the bank branches that was closed during the quarter.

●	Computer outsourcing increased $47,499, or 45.8%, for the quarter and $80,780, or 25.8%, year to date with the continued addition of services being performed by a third party.
●
Service contracts – administrative decreased $14,534, or 13.9%, for the quarter and $84,595, or 25.6%, year to date compared with the prior year due to the increase in computer outsourcing which resulted in credits from the Bank’s core processor.

●
Collection & non-accruing loan expense decreased $35,000 or 75.3% for the third quarter of 2015, but increased $22,831, or 54.8%, during the first nine months of 2015 compared with the prior year, as the bank had substantial recoveries in 2014 which offset expenses, and this has not occurred in 2015.

●	OREO expense in the third quarter of 2015 decreased $12,995 compared with the same period in 2014, but an increase of $16,888 is noted for the first nine months of 2015 due primarily to a write-down of $45,320 in the second quarter of 2015, with no write-down taken in the same period of the prior year.
●	Other miscellaneous expenses decreased $2,198, or 0.2% for the third quarter of 2015, but an increase of $285,454, or 9.1%, is noted year over year. This increase is due primarily to an increase of $105,258 in printing & supplies expense associated with the mandatory re-issuance of customer debit cards with enhanced security chip technology. In addition, outside agency expenses, which include consultant services, audit fees and examination expenses, increased $48,539 or 7.1%, year over year. Charged off checks increased $53,749, or 1,134.4% during the first nine months of 2015 compared to the same period in 2014 as the result of two significant charge offs totaling $60,269.

APPLICABLE INCOME TAXES

The provision for income taxes increased $60,511, or 12.1% to $560,564 for the third quarter of 2015 compared to the third quarter of 2014, due primarily to an increase in income before taxes of $123,144, or 6.6%.  Although income before income taxes decreased $81,166 or 1.6% for the first nine months of 2015 compared to the same period in 2014, the provision for income taxes increased $24,608, or 1.9%.  This increase was primarily due to a decrease in tax credits on limited partnerships.  Tax credits related to limited partnerships amounted to $107,928 and $128,130, respectively, for the third quarter of 2015 and 2014 and $323,784 and $384,390, respectively, for the first nine months of 2015 and 2014.

Pursuant to Accounting Standards Update (ASU) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, effective December 15, 2014, losses related to limited partnership investments, are included as a component of tax expense and amounted to $100,860 and $110,958 for the third quarters of 2015 and 2014, respectively and $302,580 and $332,874 for the first nine months of 2015 and 2014, respectively.  These investments provide tax benefits, including tax credits, and are designed to provide an effective yield between 8% and 10%.

Losses relating to the Company’s New Market Tax Credit (NMTC) investment are recorded as a separate component of tax expense and for the third quarter of 2015 amounted to $40,473 compared to $36,822 for the third quarter of 2014 and for the first nine months of 2015 and 2014 amounted to $121,419 and $110,466, respectively.  The Company amortizes these investments under the effective yield method.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	September 30, 2015		December 31, 2014		September 30, 2014
Assets
Loans	$455,418,132	77.33%	$447,804,955	76.32%	$443,988,630	77.59%
Securities available-for-sale	30,385,242	5.16%	32,946,894	5.62%	29,167,525	5.10%
Securities held-to-maturity	47,657,894	8.09%	41,810,945	7.13%	48,069,627	8.40%

Liabilities
Time deposits	$103,560,266	17.58%	$113,022,276	19.26%	$117,200,143	20.48%
Savings deposits	81,550,091	13.85%	77,029,722	13.13%	77,402,718	13.53%
Demand deposits	91,124,547	15.47%	88,758,469	15.13%	87,206,528	15.24%
Interest-bearing transaction accounts	113,669,795	19.30%	125,388,872	21.37%	109,045,395	19.06%
Money market accounts	89,103,792	15.13%	88,820,124	15.14%	83,523,024	14.60%
Federal funds purchased	0	0.00%	0	0.00%	2,175,000	0.38%
Short-term advances	20,000,000	3.40%	0	0.00%	8,000,000	1.40%

The Company's loan portfolio at September 30, 2015 increased $7,613,177, or 1.7%, from December 31, 2014 and $11,429,502, or 2.6%, year over year.  These increases reflect continued strong commercial loan growth during the first nine months of 2015 which has offset the continued decline in the residential loan portfolio.  These changes in the relative composition of the loan portfolio are consistent with the Company’s goal to increase its commercial loan portfolio, and reflect the efforts of a seasoned commercial lending team with a strong presence in the small business community.  Most of the growth in the commercial loan portfolio has occurred in the Company’s Washington County (Central Vermont) market.  Securities available-for-sale decreased $2,561,652 or 7.8% year to date, but noted an increase of $1,217,717, or 4.2% year over year.  Securities held-to-maturity increased $5,846,949, or 14.0%, at September 30, 2015, compared to December 31, 2014, and declined $411,733, or 0.9% compared to September 30, 2014.  Held-to-maturity securities are made up of investments from the Company’s municipal customers in its service areas.

Total deposits decreased $14,010,972, or 2.8%, from December 31, 2014 to September 30, 2015, with an increase of $4,630,683, or 1.0%, noted year over year.  The decrease compared with December 31, 2014 is primarily the result of municipal deposit runoff associated with the repayment of tax anticipation loans.  Time deposits decreased $9,462,010, or 8.4%, from December 31, 2014 to September 30, 2015 and $13,639,877, or 11.6%, year over year as retail customers continue to roll maturing funds into non-maturity deposits, and $10,000,000 of CDARS one way funds obtained in the first quarter of 2014 were not replaced at maturity.  As a result, savings deposits increased in both comparison periods, by $4,520,369 or 5.9% year to date, and $4,147,373, or 5.4%, year to year.  Demand deposits increased $2,366,078, or 2.7%, during the first nine months of 2015, and $3,918,019, or 4.5%, year to year.  Short-term advances from the FHLBB totaling $20,000,000 were reported at September 30, 2015 compared to no borrowings at December 31, 2014 and $10,175,000 in federal funds purchased and short-term advances at September 30, 2014.

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

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning September 30, 2015:

Rate Change	Percent Change in NII

Down 100 basis points	-0.70%
Up 200 basis points	6.10%

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

As of September 30, 2015, the residential mortgage portfolio, consisting of first mortgages and junior liens, accounted for 45.5% of the Company’s loan portfolio, down from 47.3% a year ago, consistent with the Company’s strategy to grow the commercial loan portfolio.  The drop is also attributable to the late 2014 increase in long-term interest rates that brought to an end the large volume of refinance activity seen in recent years. Early 2015 saw mortgage rates decrease once again, spurring some refinance activity; home purchase activity is seeing a modest increase.  The Company originates and services a mortgage loan portfolio of traditional mortgage products and does not offer higher risk loan products such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (PMI).  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  Junior lien home equity products make up approximately 22% of the residential mortgage portfolio with maximum loan-to-value ratios, including senior liens, of 80%.

The Company’s strategy is to continue growing the commercial & industrial and commercial real estate portfolios. Consistent with the strategic focus on commercial lending, both segments saw solid growth during 2014 that has continued into 2015.  Commercial and commercial real estate loans together comprised 51.0% of the Company’s loan portfolio at September 30, 2014, growing to 51.6% at December 31, 2014 and 52.8% at September 30, 2015.  The increase in the size of the commercial loan portfolio has also increased geographic diversification, with much of the growth in commercial loans occurring in central Vermont and in Chittenden County.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	September 30, 2015		December 31, 2014		September 30, 2014

Commercial & industrial	$68,970,374	15.14%	$64,390,220	14.38%	$63,959,230	14.41%
Commercial real estate	171,636,701	37.69%	166,611,830	37.21%	162,275,498	36.55%
1 - 4 family residential - 1st lien	161,763,468	35.52%	163,966,124	36.62%	165,662,426	37.31%
1 - 4 family residential - Jr lien	45,237,294	9.93%	44,801,483	10.00%	44,147,861	9.94%
Consumer	7,810,295	1.72%	8,035,298	1.79%	7,943,615	1.79%
Total loans	455,418,132	100.00%	447,804,955	100.00%	443,988,630	100.00%
Deduct (add):
Allowance for loan losses	5,015,987		4,905,874		4,885,791
Deferred net loan costs	(308,189)		(303,394)		(288,898)
	4,707,798		4,602,480		4,596,893
Net loans	$450,710,334		$443,202,475		$439,391,737

Risk in the Company’s commercial & industrial and commercial real estate loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the U.S. Small Business Administration and U.S. Department of Agriculture (USDA) Rural Development. At September 30, 2015, the Company had $27,550,093 in guaranteed loans with guaranteed balances of $21,617,082, compared to $27,410,531 in guaranteed loans with guaranteed balances of $21,585,884 at December 31, 2014 and $26,193,676 in guaranteed loans with guaranteed balances of $20,623,067 at September 30, 2014.

The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure. With the economic recovery continuing, the levels of both Group B (Management Involved) and Group C (Unacceptable Risk) loans (as defined in Note 5 to the Company’s unaudited interim consolidated financial statements) showed gradual improvement throughout 2012 and into 2013 and thus the loan loss reserve factors for trends in delinquency and non-accrual loans and criticized and classified loans were gradually decreased. However, qualitative factors were increased principally to account for growth in the commercial & industrial and commercial real estate segments of the loan portfolio.  During 2013 and into 2014, lower loan losses were offset by strong commercial loan volume, the deterioration of several commercial & industrial and commercial real estate loans and the migration of some past due residential loans to later stage delinquency, resulting in increases in the associated loan loss reserve qualitative factors.  Continued growth in the level of the loan loss reserve is attributable to gradual increases in both Group B and C loans during the first nine months of 2015, as well as continued growth in the commercial & industrial and commercial real estate portfolios.

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

The Company’s non-performing assets increased $560,447 or 8.6% during the first nine months of 2015.  Several loans have moved from accruing to non-accrual status, with these additions exceeding the resolution of several other problem loans.  Claims receivable on related government guarantees were $73,394 at September 30, 2015 compared to $146,062 at September 30, 2014, with numerous USDA and SBA claims settled and paid throughout the year.  Non-performing loans as of September 30, 2015 carry USDA and SBA guarantees totaling $807,187.

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	September 30, 2015		December 31, 2014		September 30, 2014

Loans past due 90 days or more
and still accruing
Commercial & industrial	$0	0.00%	$23,579	0.36%	$0	0.00%
Commercial real estate	0	0.00%	5,313	0.08%	5,313	0.08%
Residential real estate - 1st lien	348,353	4.92%	980,138	15.04%	554,327	8.28%
Residential real estate - Jr lien	67,811	0.96%	115,852	1.78%	57,385	0.86%
Consumer	1,791	0.02%	0	0.00%	8,859	0.13%
Total	417,955	5.90%	1,124,882	17.26%	625,884	9.35%

Non-accrual loans (1)
Commercial & industrial	631,247	8.92%	552,386	8.48%	1,068,390	15.95%
Commercial real estate	2,377,232	33.59%	1,934,096	29.68%	1,754,002	26.19%
Residential real estate - 1st lien	2,240,524	31.66%	1,263,046	19.38%	1,740,509	25.99%
Residential real estate - Jr lien	351,805	4.97%	404,061	6.20%	410,187	6.13%
Total	5,600,808	79.14%	4,153,589	63.74%	4,973,088	74.26%

Other real estate owned	1,058,475	14.96%	1,238,320	19.00%	1,097,820	16.39%

Total	$7,077,238	100.00%	$6,516,791	100.00%	$6,696,792	100.00%

(1)  No consumer loans were in non-accrual status as of the consolidated balance sheet dates.  In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due.

As of September 30, 2015, the Company is contractually committed to lend up to $450,000 in additional funds to one debtor with an impaired SBA 75%-guaranteed cap line of credit.  This debtor’s loan relationship is expected to strengthen as a result of a prior troubled debt restructuring.  With this exception, as of the balance sheet dates, the Company was not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

The Company’s Troubled Debt Restructurings (TDRs) are principally a result of extending loan repayment terms to relieve cash flow difficulties. The Company has only infrequently reduced interest rates for borrowers below the current market rate. The Company has not forgiven principal or reduced accrued interest within the terms of original restructurings.  Management evaluates each TDR situation on its own merits and does not foreclose the granting of any particular type of concession. The Non-Performing Assets table above includes 23 TDRs totaling $2,605,037 that were past due 90 days or more or in non-accrual status as of September 30, 2015, compared to 12 TDRs totaling $1,777,463 as of December 31, 2014 and 15 TDRs totaling $1,848,277 as of September 30, 2014.  The remainder of the Company’s TDRs consist of 20 residential mortgage loans, one home equity loan, two commercial real estate loans and one commercial & industrial loan totaling $2,304,756 at September 30, 2015 compared to 18 residential mortgage loans and one commercial real estate loan totaling $1,740,246 at December 31, 2014 and 15 residential mortgage loans one home equity loan and one commercial real estate loan totaling $1,643,037 at September 30, 2014.

The Company’s OREO portfolio at September 30, 2015 consisted of three residential properties and one commercial property compared to four residential properties and one commercial property at December 31, 2014 and three residential properties and one commercial property at September 30, 2014.  All properties were acquired through the normal foreclosure process or by deed-in-lieu of foreclosure.  The Company sold three residential properties with balances totaling $145,500 which were taken into the portfolio prior to 2015 and one residential property with a balance of $70,500 that the Company took control of during the first three months of 2015.  The Company recorded a write-down of $45,320 prior to the sale of one of the residential properties contributing to the decrease of $179,845 in its OREO portfolio, to end the first nine months of 2015 at $1,058,475.

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

The Company applies numerous qualitative factors to each segment of the loan portfolio. Those factors include the levels of and trends in delinquencies and non-accrual loans, criticized and classified assets, volumes and terms of loans, and the impact of any loan policy changes. Experience, ability and depth of lending personnel, levels of policy and documentation exceptions, national and local economic trends, the competitive environment, and concentrations of credit are also factors considered.  During the second quarter of 2015, adjustments were made to the commercial and commercial real estate qualitative factors to adjust for the impact of the change in methodology, principally in the area of loan growth, loan policy, and delinquency factors.  The commercial and commercial real estate factors were each increased a total of 10 basis points, amounting to increases in the allowance for loan losses of $171,000 and $70,000, respectively at June 30, 2015.  While unallocated reserves have increased, they are considered by management to be appropriate in light of the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and commercial real estate loans and the risk associated with the relatively new, unseasoned loans in those portfolios.

The adequacy of the allowance is reviewed quarterly by the risk management committee of the Board of Directors and then presented to the full Board of Directors for approval.

The following table summarizes the Company's loan loss experience for the periods presented:

	As of or Nine Months Ended September 30,
	2015	2014

Loans outstanding, end of period	$455,418,132	$443,988,630
Average loans outstanding during period	$454,521,324	$447,730,804
Non-accruing loans, end of period	$5,600,808	$4,973,088
Non-accruing loans, net of government guarantees	$4,688,682	$4,197,699

Allowance, beginning of period	$4,905,874	$4,854,915
Loans charged off:
Commercial & industrial	(105,059)	(115,094)
Commercial real estate	(14,783)	(154,919)
Residential real estate - 1st lien	(112,047)	(28,382)
Residential real estate - Jr lien	(55,393)	(33,875)
Consumer loans	(53,440)	(90,025)
Total loans charged off	(340,722)	(422,295)
Recoveries(1)
Commercial & industrial	43,909	5,265
Residential real estate - 1st lien	6,042	12,823
Residential real estate - Jr lien	180	180
Consumer loans	25,704	29,903
Total recoveries	75,835	48,171
Net loans charged off	(264,887)	(374,124)
Provision charged to income	375,000	405,000
Allowance, end of period	$5,015,987	$4,885,791

Net charge offs to average loans outstanding	0.058%	0.084%
Provision charged to income as a percent of average loans	0.083%	0.090%
Allowance to average loans outstanding	1.104%	1.091%
Allowance to non-accruing loans	89.558%	98.245%
Allowance to non-accruing loans net of government guarantees	104.639%	116.392%

(1)  No commercial real estate recoveries were recorded during the periods presented in the table above.

The Company increased its provision during the first six months of 2015, resulting in a provision of $300,000 for the six months ended June 30, 2015 compared to $270,000 for the same period in 2014, an increase of $30,000 or 11.1%.  The increase in the provision was principally related to loan portfolio growth and the strategic increase in commercial and commercial real estate lending.  The third quarter provision at $75,000 was less than the two prior quarters, with lower than anticipated net charge-offs and loan growth not as robust as expected as a result of a few sizable loan payoffs.  The Company’s allowance coverage of non-accruing loans as of the end of the first nine months of 2015 reflected a decrease year over year as did the coverage of non-accruing loans net of government guarantees; they remain within the historical ranges for their respective coverages.  The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first nine months of 2015, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk were as follows:

	Contract or Notional Amount
	September 30,	December 31,
	2015	2014

Unused portions of home equity lines of credit	$24,932,882	$23,519,696
Other commitments to extend credit	68,811,975	59,558,700
Residential construction lines of credit	3,297,002	2,308,167
Commercial real estate and other construction lines of credit	15,534,195	15,894,462
Standby letters of credit and commercial letters of credit	1,830,359	1,714,382
Recourse on sale of credit card portfolio	254,100	265,650
MPF credit enhancement obligation, net of liability recorded	1,029,314	1,007,250

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits purchased through the CDARS program provide an alternative funding source when needed.  Such deposits are generally considered a form of brokered deposits.  At September 30, 2015 and December 31, 2014, the Company did not have any one way CDARS outstanding, compared with $1,331,346 at September 30, 2014.  In addition, two-way CDARS deposits allow the Company to provide Federal Deposit Insurance Corporation (FDIC) deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members.  At September 30, 2015, the Company reported $2,771,356 in two-way CDARS deposits representing exchanged deposits with other CDARS participating banks, compared to $1,103,008 at December 31, 2014 and $1,107,608 at September 30, 2014.  The balance in insured cash sweep (ICS) reciprocal money market deposits was $11,787,181 at September 30, 2015, compared to $18,943,667 at December 31, 2014 and $17,309,810 at September 30, 2014.

The Company has a Borrower-in-Custody (BIC) arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available credit line of $76,725,365, $78,580,859, and $79,201,886, respectively, at September 30, 2015, December 31, 2014 and September 30, 2014.  Credit advances in this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 75 basis points.  The Company had no outstanding advances against this credit line during any of the periods presented.

The Company has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances at September 30, 2015, December 31, 2014 and September 30, 2014.  Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.  In addition, at September 30, 2015, December 31, 2014 and September 30, 2014, additional borrowing capacity of approximately $76,725,365, $67,136,178 and $67,179,563, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage loans).

The Company has unsecured credit lines with two of its correspondent banks with available lines of $7,500,000 at September 30, 2015, December 31, 2014 and September 30, 2014.  There were no outstanding advances against either of these lines during any of the respective comparison periods.

There were no outstanding FHLBB advances as of December 31, 2014.  The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	September 30,	September 30,
	2015	2014

Short-Term Advances
FHLBB term advances, 0.32% and 0.22% fixed rate, due November 20,	$10,000,000	$8,000,000
2015 and October 3, 2014, respectively
FHLBB term advance, 0.32% fixed rate, due November 25, 2015	10,000,000	0
	20,000,000	8,000,000
Overnight Borrowings
Federal funds purchased (FHLBB), 0.3125%	0	2,175,000

Total Advances and Overnight Borrowings	$20,000,000	$10,175,000

The following table illustrates the changes in shareholders' equity from December 31, 2014 to September 30, 2015:

Balance at December 31, 2014 (book value $9.43 per common share)	$48,995,202
Net income	3,627,366
Issuance of stock through the Dividend Reinvestment Plan	667,762
Dividends declared on common stock	(2,375,465)
Dividends declared on preferred stock	(60,938)
Change in unrealized gain on available-for-sale securities, net of tax	103,653
Balance at September 30, 2015 (book value $9.73 per common share)	$50,957,580

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

As of September 30, 2015, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded all applicable consolidated regulatory capital guidelines.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as applicable regulatory capital requirements, as of September 30, 2015 and December 31, 2014:

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions(1):
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2015

Common equity tier I capital (to risk-weighted assets)
Company	$51,929	12.28%	$19,032	4.50%	N/A	N/A
Bank	$51,304	12.15%	$19,006	4.50%	$27,453	6.50%

Tier I capital (to risk-weighted assets)
Company	$51,929	12.28%	$25,375	6.00%	N/A	N/A
Bank	$51,304	12.15%	$25,341	6.00%	$33,788	8.00%

Total capital (to risk-weighted assets)
Company	$56,988	13.47%	$33,834	8.00%	N/A	N/A
Bank	$56,364	13.35%	$33,788	8.00%	$42,235	10.00%

Tier I capital (to average assets)
Company	$51,929	9.02%	$23,029	4.00%	N/A	N/A
Bank	$51,304	8.92%	$23,008	4.00%	$28,761	5.00%

December 31, 2014:

Tier I capital (to risk-weighted assets)
Company	$49,071	12.31%	$15,949	4.00%	N/A	N/A
Bank	$48,952	12.30%	$15,924	4.00%	$23,886	6.00%

Total capital (to risk-weighted assets)
Company	$54,447	13.66%	$31,897	8.00%	N/A	N/A
Bank	$53,902	13.54%	$31,847	8.00%	$39,809	10.00%

Tier I capital (to average assets)
Company	$49,071	8.62%	$22,768	4.00%	N/A	N/A
Bank	$48,952	8.61%	$22,745	4.00%	$28,431	5.00%

(1)  Applicable to banks, but not bank holding companies.

As disclosed in the Company’s 2014 Annual Report on Form 10-K, rules adopted by the FRB and the Office of the Comptroller of the Currency (OCC) to implement the Basel III regulatory capital framework revise minimum capital requirements and adjust prompt corrective action thresholds, including changes that revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 ratio requirements and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing regulatory treatment for accumulated other comprehensive income.  The Company and the Bank have made the election to retain the existing regulatory treatment for accumulated other comprehensive income.  The Basel III Capital rules took effect for the Company and the Bank on January 1, 2015, subject to a transition period for certain parts of the rules.

The table above includes the new regulatory capital ratio requirements that became effective on January 1, 2015.  Beginning in 2016, an additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period.  The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent.  A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers.  As of September 30, 2015, on a pro forma basis both the Company and the Bank would be compliant with the fully phased-in capital conservation buffer requirement.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's management of the credit, liquidity and market risk inherent in its business operations is discussed in Part 1, Item 2 of this report under the captions "CHANGES IN FINANCIAL CONDITION", “COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS” and “LIQUIDITY & CAPITAL RESOURCES”, which are incorporated herein by reference.  Management does not believe that there have been any material changes in the nature or categories of the Company's risk exposures from those disclosed in the Company’s 2014 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of September 30, 2015, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of September 30, 2015 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to purchases of the Company’s common stock during the quarter ended September 30, 2015, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum Number of
			Total Number of	Shares That May Yet
	Total Number of Shares	Average Price Paid	Shares Purchased	Be Purchased Under
			as Part of Publicly	the Plan at the End
For the period:	Purchased(1)(2)	Per Share	Announced Plan	of the Period

July 1 - July 31	0	$0.00	N/A	N/A
August 1 - August 31	1,353	14.40	N/A	N/A
September 1 - September 30	3,625	14.40	N/A	N/A
Total	4,978	$14.40	N/A	N/A

(1)  All 4,978 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2)  Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's Dividend Reinvestment Plan.

ITEM 6. Exhibits

The following exhibits are filed with this report:

Exhibit 31.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101--
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three month and nine month interim periods ended September 30, 2015 and 2014, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: November 13, 2015	/s/ Stephen P. Marsh
Stephen P. Marsh, Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: November 13, 2015	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)