Form 10-K
period 2015-12-31
COMMUNITY BANCORP /VT
filed 2016-03-25
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑

As of June 30, 2015 the aggregate market value of the voting stock held by non-affiliates of the registrant was $66,486,258, based on a per share trade price on June 30, 2014 of $14.35, as reported on the OTC Link ATS® system maintained by the OTC Markets Group Inc.  For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant.  However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 4,994,888 shares outstanding of the issuer's class of common stock as of the close of business on March 16, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2015 (2015 Annual Report) are incorporated by reference to Part I of this Report.
Portions of the 2015 Annual Report are incorporated by reference to Part II of this report.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2016 (2016 Annual Meeting) are incorporated by reference to Part III of this report.

FORM 10-K ANNUAL REPORT

PART I

Item 1.  The Business

Organization and Operation

The Company. Community Bancorp. (the "Company") was organized under the laws of the State of Vermont in 1982 and became a registered bank holding company under the Bank Holding Company Act of 1956, as amended, in October 1983 when it acquired all of the voting shares of Community National Bank (the "Bank"), headquartered in Derby, Vermont.  The Bank is the only subsidiary of the Company and principally all of the Company's business operations are presently conducted through it. Therefore, the following narrative and the other information about the Company contained in this report are based primarily on the Bank's operations.

The Bank; Banking Services. Community National Bank was organized in 1851 as the Peoples Bank, and was subsequently reorganized as the National Bank of Derby Line in 1865.  In 1975, after 110 continuous years of operation as the National Bank of Derby Line, the Bank acquired the Island Pond National Bank and changed its name to "Community National Bank."   On December 31, 2007, the Company completed its acquisition of LyndonBank, a Vermont bank headquartered in Lyndonville, Vermont, in a cash merger transaction.  As a result of the merger, the Company expanded its existing branch network in Caledonia and Orleans Counties and expanded it into Lamoille and Franklin Counties.  In addition to its main office in Derby, the Company currently maintains eleven branch offices in northeastern and central Vermont.

The Company, through Community National Bank, provides a broad range of retail banking services to the residents, businesses, nonprofit organizations and municipalities in northeastern and central Vermont.  Significant services offered by the Company include:

●
Business Banking – The Company offers a range of credit products for a variety of general business purposes, including financing for commercial business properties, equipment, inventories and accounts receivable, as well as letters of credit.  The Company also offers business checking and other deposit accounts, cash management services, repurchase agreements, automated clearing house (ACH) and wire transfer services and remote deposit capture.

●
Commercial Real Estate Lending – The Company provides a range of products to meet the financing needs of commercial developers and investors, residential builders and developers and community development entities.  Credit products are available to facilitate the purchase of land and/or build structures for business use and for investors who are developing residential or commercial property, as well as for real estate secured financing of existing businesses.

●
Residential Real Estate Lending – The Company provides products to help meet the home financing needs of consumers, including conventional permanent and construction/permanent (fixed, adjustable, or variable rate) financing arrangements, and FHA/VA loan products.  The Company offers both fixed-rate and adjustable rate residential mortgage (ARM) loans and home equity loans.  A portion of the first lien residential mortgage loans originated by the Company are sold into the secondary market.  The Company offers these products through its network of banking offices.  The Company does not originate subprime residential real estate loans.

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

The Company focuses on establishing and maintaining long-term relationships with customers and is committed to providing for the financial services needs of the communities it serves.  In particular, the Company continues to emphasize its relationships with individual customers and small-to-medium-sized businesses.  The Company actively evaluates the banking needs of its markets, including low- and moderate-income areas, and offers products that are responsive to the needs of its customer base.  The Company’s markets provide a mix of real estate, commercial and industrial, municipal and consumer lending opportunities, as well as a stable core deposit base.  Additional information about our business, including the Company’s deposit-taking activities, lending activities and credit and risk management policies, is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2015 Annual Report filed as Exhibit 13 to this Report and is incorporated herein by reference.

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

Competition

All of the Bank's offices are located in northern and central Vermont.  The Bank’s main office is located in Derby, in Orleans County.  In addition to its main office, the Bank has four other banking offices in Orleans County, one office in Essex County, two offices in Caledonia County, two offices in Washington County and one office each in Franklin and Lamoille Counties. (See Part I, Item 2 (Properties) of this report.)

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

Employees

As of December 31, 2015, the Company did not have any employees at the holding company level.  However, as of such date, the Bank employed 127 full-time employees and 17 part-time employees.  The Bank is not a party to any collective bargaining agreement and management of the Bank considers its employee relations to be good.

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

Dodd–Frank Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) represents a comprehensive revision and restructuring of many aspects of financial services industry regulation and impacts practically all aspects of a banking organization.  Implementation of the Dodd-Frank Act continued throughout 2015, including through various agency rulemakings.  Many of the provisions of the Dodd-Frank Act are designed to reduce systemic risk from large, complex “systemically significant” financial institutions, and thus do not apply to a smaller banking organization such as the Company.  Nevertheless, certain of its provisions do directly apply to the Company and others will indirectly impact its operations, as the Dodd-Frank Act continues to reshape the financial services environment.  Among other things, the Act:

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

●
Requires debit card interchange transaction fees charged by large financial institutions to be reasonable and proportional to the cost incurred by the issuer for the transaction.  The Federal Reserve adopted regulations in 2011 establishing such fee standards, eliminating exclusivity arrangements between issuers and networks for debit card transactions and limiting restrictions on merchant discounting for use of certain payment forms and minimum or maximum amount thresholds as a condition for acceptance of credit cards.  Although smaller institutions such as the Company are not subject to the interchange fee restrictions, it is possible that, over time, competitive pricing pressures in the marketplace may operate to make the restrictions applicable to them by default;

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

The Company will continue to monitor the impact of ongoing regulatory implementation of this significant legislation.

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

The Company is required to file with the Federal Reserve Board annual and quarterly reports and such additional information as the Board may require pursuant to the Act.  The Board may also make examinations of the Company and any direct or indirect subsidiary of the Company.

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

Capital Adequacy Requirements. Revised regulatory capital rules were adopted in July 2013 by the federal banking regulators to implement capital standards referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision and to implement certain requirements of the Dodd-Frank Act.  The effect of the rules is to impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with $500 million or more in total consolidated assets. More stringent requirements apply to certain larger banking organizations. The requirements in the rule began to phase in on January 1, 2015, for the Company and the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

The Basel III capital rules include certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements now apply to the Company and the Bank:

●	a new common equity Tier 1 risk-based capital ratio of 4.5%;

●	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);

●	a total risk-based capital ratio of 8% (unchanged from the former requirement); and

●	a leverage ratio of 4% (also unchanged from the former requirement).

Under the rules, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Although accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital, the rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI.  The Company and Bank made this opt-out election and, as a result, will retain the pre-existing regulatory capital treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and when fully-phased in, will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2016, the Company and the Bank are required to hold a capital conservation buffer of 0.625%, increasing by that amount each successive year until 2019.

In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

The Company’s capital ratios exceeded all applicable regulatory requirements at December 31, 2015. (See Note 20 to the Company’s consolidated financial statements included in Part II, Item 8 of this report for additional information about the Company’s and the Bank’s regulatory capital ratios.) In addition, management has modeled the potential impact of the Basel III capital rules and believes that, as of December 31, 2015, the Company and the Bank would meet all applicable capital adequacy requirements under the Basel III capital standards on a fully-phased in basis as if such requirements had been in effect at December 31, 2015.

The Basel III capital standards also revised the FDIC’s “prompt corrective action” requirements (see “Prompt Corrective Action” below).

Sarbanes-Oxley Act.  The Sarbanes-Oxley Act of 2002 (“SOX”) was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  SOX and the SEC’s implementing regulations include provisions addressing, among other matters, the duties, functions and qualifications of audit committees for all public companies; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers, except (in the case of banking companies) loans in the normal course of business; expedited filing requirements for reports of beneficial ownership of company stock by insiders; disclosure of a code of ethics for senior officers, and of any change or waiver of such code; the formation of a public accounting oversight board; auditor independence; disclosure of fees paid to the company's auditors for non-audit services and limitations on the provision of such services; attestation requirements for company management and external auditors, relating to internal controls and procedures; and various increased criminal penalties for violations of federal securities laws.

Since 2007 Section 404 of SOX has required management of the Company to undertake a periodic assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting.  Management's report on internal control over financial reporting for 2015 is contained in Item 9A of this Report.  The Company has incurred, and expects to continue to incur, costs in connection with its on-going compliance with Section 404.

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

SEC Regulatory Relief for Smaller Reporting Companies.  In December 2007, the SEC adopted amendments to its disclosure and reporting rules to extend to more public companies the benefits of the simplified and less rigorous disclosure requirements previously applicable only to “small business issuers.”  The amendments established a new category of “smaller reporting companies” with a public float of less than $75 million.  The Company continues to qualify as a smaller reporting company as of its last measurement date (June 30, 2015).  Under the amendments, smaller reporting companies are able to elect whether to comply with specified financial and nonfinancial disclosure requirements on an item by item basis.  The amendments were effective February 4, 2008 and the Company has elected to avail itself of some of the relief provided in the amendments in connection with preparation of the Company’s annual meeting proxy statement and its periodic reports, including this annual report on Form 10-K.

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

The CFPB created by the Dodd-Frank Act took over responsibility for enforcing the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, in 2011.  Institutions that have assets of $10 billion or less, such as our Bank subsidiary, will continue to be supervised and examined in this area by their primary federal regulators (in the case of our Bank subsidiary, the OCC).  However, the Dodd-Frank Act gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices.

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

The federal bank regulatory agencies, including the OCC, have adopted substantially similar regulations that define the five capital categories identified by FDICIA. These regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Effective January 1, 2015, the FDIC’s Prompt Corrective Action regulations were revised in accordance with the Basel III capital standards.  The enhanced requirements (i) introduce a Common Equity Tier 1 ratio requirement at each capital category (other than critically undercapitalized), and set the required Common Equity Tier 1 ratio at 6.5% for well-capitalized status; (ii) increase the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), and set the minimum Tier 1 capital ratio for well-capitalized status at 8.0% (as compared to 6.0% under the prior rule); and (iii) eliminate the provision that permitted a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and still be considered adequately capitalized.  The Basel III capital standards do not change the total risk-based capital requirement for any prompt corrective action category.

As of December 31, 2015, the Bank was considered "well capitalized" under FDICIA’s Prompt Corrective Action capital requirements. (See Note 20 to the Company’s consolidated financial statements included in Part II, Item 8 of this report for additional information about the Bank’s regulatory capital ratios.)

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

The Dodd-Frank Act changed the assessment formula for determining deposit insurance premiums and modified certain insurance coverage provisions of the FDIA.  The FDIC’s implementing rules, which redefined the base for FDIC insurance assessments from the amount of insured deposits to average consolidated total assets less average tangible equity, became effective April 1, 2011.  The Bank’s total FDIC insurance assessment for 2015 was $365,804.

The Dodd-Frank Act also permanently increased from $100,000 to $250,000 the maximum per depositor FDIC insurance amount.

Brokered Deposits. Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits without prior approval of the FDIC unless it is well capitalized under the FDICIA's prompt corrective actions guidelines. The Company participates in the Certificate of Deposit Account Registry Service (“CDARS”) of the Promontory Interfinancial Network, which uses a deposit-matching engine to match CDARS deposits in other participating banks, dollar- for-dollar.  This product is designed to provide deposit insurance in excess of FDIC limits and thereby enhance customer attraction and retention, build deposits and improve net interest margins.  CDARS also permits the “one-way” purchase of deposits, which the Company utilizes from time to time for liquidity management purposes. CDARS are considered brokered deposits for certain purposes under the Federal Deposit Insurance Act and FDIC regulations. As of December 31, 2015 the Company had CDARS deposits totaling $4,164,471 in exchanged funds and $2,777,775 in one-way funds. The Company’s Asset, Liability and Funds Management Policy limits the use of brokered deposits to 5% of total assets.

USA Patriot Act.  The USA PATRIOT Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cooperatively to combat terrorism on a variety of fronts. The Act contains sweeping anti-money laundering and financial transparency provisions and imposes various requirements, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.  The Secretary of the Treasury and federal banking regulators have adopted several regulations to implement these provisions. The Act also amended the federal Bank Holding Company Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a bank holding company or a financial institution’s anti-money laundering activities when reviewing an application to expand operations.  As required by law, Community National Bank has in place a Bank Secrecy Act and Anti-Money Laundering compliance program, as well as a customer identification program.

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

Qualified Mortgage Rules.  Pursuant to the Dodd-Frank Act, the CFPB adopted significant amendments to the regulations that implement the Truth in Lending Act.  These amendments, which became effective January 10, 2014, address mortgage origination practices by certain housing creditors, including the Bank, and generally require mortgage lenders to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate so-called "qualified mortgages (“QMs”)," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage is a residential mortgage loan that does not have certain high risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount and the borrower’s total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored entity or a federal agency).

A lender originating a QM is protected against a legal claim that the lender failed to comply with the ability-to-repay requirement. A lender originating a mortgage that is not a QM is exposed to the risk of a potential claim that the lender did not comply with the ability-to-repay rules, which could require the lender to pay damages to the borrower, and could impair the lender’s ability to enforce the loan terms or foreclose on the real estate collateral. The ability-to-repay requirement creates a new basis for after-the-fact challenge of QM status by regulators and by consumers and its future interpretation by the courts may create substantial legal uncertainty. The CFPB’s mission is consumer protection, not lender safety and soundness, and for that reason the CFPB wrote the ability-to-repay rule with the goal of preventing consumers from being steered by lenders into expensive and unsustainable borrowing, rather than with the goal of assuring loan repayment. Accordingly, typical credit-quality features such as loan-to-value standards are not elements of the ability-to-repay rule, and it will not necessarily be the case that QMs have a higher probability or history of repayment than other mortgages. Compliance with the ability-to-repay/QM requirements have increased the Company’s compliance costs, and may adversely affect the profitability of our routine residential mortgage lending operations. In addition, for the mortgage lending industry the ability-to-repay rule creates a bias in favor of QMs, which because of factors such as a minimum 43% debt-to-income ratio, could have unintended adverse effects, such as reducing community bank lending to low- and moderate-income borrowers and communities.

Integrated TILA/RESPA (“TRID”) Disclosures.   As required by the Dodd-Frank Act, the CFPB issued final rules in 2013 revising and integrating previously separate disclosures required under the Real Estate Settlement Procedures Act (RESPA) and the Truth in Lending Act (TILA) in connection with certain closed-end consumer mortgage loans. These final rules became effective in October 2015 and require lenders to provide a new Loan Estimate (which combines content from the former Good Faith Estimate required under RESPA and the initial disclosures required under TILA) not later than the third business day after submission of a loan application, and a new Closing Disclosure (which combines content of the former HUD-1 Settlement Statement required under RESPA and the final disclosures required under TILA) at least three days prior to the loan closing.   Other significant changes included in the TRID rules include: (1) expansion of the scope of loans that require RESPA early disclosures, including bridge loans, vacant land loans, and construction loans; (2) changes and additions to “waiting period” requirements to close a loan; (3) reduced tolerances for estimated fees and (4) the lender, rather than the closing agent, is responsible for providing final disclosures.   As with the CFPB’s ability-to-repay/QM rules, compliance with the TRID rules has increased the Company’s compliance costs and may adversely affect the profitability of our routine residential mortgage lending operations.

Community Reinvestment Act. The Federal Community Reinvestment Act ("CRA") requires banks to define the communities they serve, identify the credit needs of those communities, collect and maintain data for each small business or small farm loan originated or purchased by the Bank, and maintain a Public File at each location. The federal banking regulators examine the institutions they regulate for compliance with the CRA and assign one of the following four ratings: “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance”. The rating assigned reflects the bank’s record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the bank. As of the Bank’s last CRA examination, completed during 2014, it received a rating of “Outstanding”.

Home Mortgage Disclosure Act.  The federal Home Mortgage Disclosure Act (“HMDA”), which is implemented by Federal Reserve Board Regulation C, requires mortgage lenders that maintain offices within Metropolitan Statistical Areas (MSAs) to report and make available to the public specified information regarding their residential mortgage lending activities, such as the pricing of home mortgage loans, including the “rate spread” between the interest rate on loans and certain treasury securities and other benchmarks.  In July 2015, the CFPB implemented and expanded new HMDA rules. The final rule adopts a dwelling-secured standard for all loans or lines of credit that are for personal, family, or household purposes. Thus, many consumer-purpose transactions, including closed-end home-equity loans, home-equity lines of credit, and reverse mortgages, are subject to the regulation. Most commercial-purpose transactions (i.e., loans or lines of credit not for personal, family, or household purposes) are subject to the regulation only if they are for the purpose of home purchase, home improvement, or refinancing. The final rule excludes from coverage home improvement loans that are not secured by a dwelling (i.e., home improvement loans that are unsecured or that are secured by some other type of collateral) and all agricultural-purpose loans and lines of credit.  Community National Bank became subject to HMDA reporting requirements as a result of its merger with LyndonBank in 2007, as the former LyndonBank branch in Enosburg Falls in Franklin County is included within the Burlington, Vermont MSA.

Flood Insurance Reform. The Biggert-Waters Flood Insurance Reform Act of 2012 (“Biggert-Waters Act”), as amended by the Homeowner Flood Insurance Affordability Act of 2014, modified the National Flood Insurance Program by: (i) increasing the maximum civil penalty for Flood Disaster Protection Act violations to $2,000 and eliminating the annual penalty cap; (ii) requiring certain lenders to escrow premiums and fees for flood insurance on residential improved real estate; (iii) directing lenders to accept private flood insurance and to notify borrowers of its availability; (iv) amending the force placement requirement provisions; and (v) permitting lenders to charge borrowers costs for lapses in or insufficient coverage. The civil penalty and force placed insurance provisions were effective immediately.

In July 2015, certain federal agencies issued a joint final rule exempting: (1) detached structures that are not used as a residence from the mandatory flood insurance purchase requirements and (2) HELOCs, business purpose loans, nonperforming loans, loans with terms of less than one year, loans for co-ops and condominiums, and subordinate loans on the same property from the mandatory escrow of flood insurance premium requirements. Additionally, the final rule requires certain lenders to escrow flood insurance payments and offer the option to escrow flood insurance premiums on residential improved real estate securing a loan, effective January 1, 2016. The federal agencies intend to address the private flood insurance provisions of the Biggert-Waters Act in a separate rulemaking.

The Company is complying with the revised flood insurance rules, including having given notice to certain customers of their option to escrow and as of January 1, 2016 requiring flood insurance escrow accounts on residential mortgages covered by the rule.

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

Federal Home Loan Bank System.  Community National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to purchase and hold shares of capital stock in the applicable regional Federal Home Loan Bank (the Federal Home Loan Bank of Boston, in the case of Community National Bank), in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the Federal Home Loan Bank. Community National Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston (“FHLBB”) stock at December 31, 2015 of approximately $1.9 million. During 2009, the FHLBB experienced significant net operating losses, and as a result temporarily ceased paying dividends on its stock and instituted a moratorium on stock repurchases and redemptions.  In 2011, the FHLBB resumed paying dividends, but at a more modest rate than previous years and in February 2012 it lifted the moratorium on stock redemptions.  As a member, the Bank is subject to future capital calls by the FHLBB in order to maintain compliance with its capital plan.

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

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.  Properties

Although Community Bancorp. does not itself own or lease real property, Community National Bank owns and leases various properties for its banking operations.   All of the Bank’s offices are located in Vermont.  In July, 2015, the Company closed two of its banking offices in Caledonia County in an effort to reduce overhead costs by consolidating those offices with other Bank branches in close proximity.

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

In addition to its main office, the Company currently owns or leases the following premises in five Vermont counties:

Branch Location	Owned	Leased	CFSG Office1

Caledonia County
St. Johnsbury (Railroad Street)		X2
St. Johnsbury (Route 5)		X3
Lyndon (Memorial Drive)		X4	X

Franklin County
Enosburg Falls (Sampsonville Road)	X

Lamoille County
Morrisville (Route 15 West)		X

Orleans County
Barton (Church Street)	X
Derby Line (Main Street)	X
Island Pond (Route 105)		X
Newport (Main Street)	X		X
Troy (Route 101)	X

Washington County
Barre (North Main Street)	X		X
Montpelier (State Street)		X

1 The Bank leases space at some of its branch locations to its affiliated trust and investment management affiliate, Community Financial Services Group, LLC (CFSG), including premises in Newport, Vermont used as CFSG’s main office.

2 These premises consist of approximately 1,600 square feet on the southern end of Railroad Street and were formerly used as a branch office, now closed.

3 This branch consists of approximately 2,250 square feet in the front of the Price Chopper building at the corner of the I-91 Access Road and Route 5 in the town of St. Johnsbury and is leased on market terms from St. Johnsbury Properties, Inc., a wholly owned subsidiary of Murphy Realty Co. Inc. of St. Johnsbury.  Peter Murphy, President of Murphy Realty, is a former director of the Company and the Bank.

4This branch consists of a building on Memorial Drive comprising approximately 2,600 square feet in the town of Lyndon and is leased on market terms from a neighboring business, 48 Broad Street, LLC, owned by David Stahler who is a member of the Bank’s Caledonia County advisory board.

In addition to ATMs at the main office and all branch locations, the Company maintains cash machines at 10 third party locations throughout its market area. A complete listing of the Company’s banking offices and off-premises ATM and cash machine locations is contained on the Bank’s website at www.communitynationalbank.com.

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

Item 4.  Mine Safety Disclosures

Not Applicable

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the trading market in, market price of, and dividends paid on, the Company's common stock is incorporated by reference to the section of the 2015 Annual Report under the caption “Common Stock Performance by Quarter” immediately following the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed as Exhibit 13 to this report.  The balance of the information required by item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective February 4, 2008).

During the fourth quarter ended December 31, 2015, purchases of the Company’s common stock by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18) were as follows:

For the period:	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period

October 1 - October 31	1,060	$14.40	N/A	N/A
November 1 - November 30	0	0.00	N/A	N/A
December 1 - December 31	0	0.00	N/A	N/A
Total	1,060	$14.40	N/A	N/A

Item 6.  Selected Financial Data

Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective Feb. 4, 2008).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the section of the 2015 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," immediately following the “Notes to Consolidated Financial Statements”, filed as Exhibit 13 to this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to the subsection labeled "Risk Management" of Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the 2015 Annual Report, filed as Exhibit 13 to this report.

Item 8.  Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry Dunn McNeil & Parker, LLC are incorporated herein by reference from the 2015 Annual Report, filed as Exhibit 13 to this report.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of December 31, 2015, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of December 31, 2015 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  As of December 31, 2015, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s internal control over financial reporting.  Management assessed the Company’s system of internal control over financial reporting as of December 31, 2015, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of December 31, 2015, its system of internal control over financial reporting met those criteria and is effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The following is incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting.

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

The Code of Ethics for Senior Financial Officers and the Principal Executive Officer is available on the Company's website at www.communitybancorpvt.com.  The Code is also listed as Exhibit 14 to this report and incorporated by reference to a prior filing with the SEC.  There were no waivers of any provision of the Code during 2015.

Item 11.  Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting:

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION."

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following is incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting:

Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -Transactions with Management."
Information regarding the independence of directors under the caption “CORPORATE GOVERNANCE – Director Independence.”

Item 14.  Principal Accounting Fees and Services

The following is incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting under the caption "PROPOSAL 3 - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

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

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The following are included in this report and are incorporated by reference to the 2015 Annual Report, filed as Exhibit 13 to this report:

Consolidated Balance Sheets at December 31, 2015 and 2014
Consolidated Statements of Income for the years ended December 31, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
Notes to Consolidated Financial Statements
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
Exhibit 10(vi)* - Change in Control Agreement for Executive Vice President (Company), Chief Operating Officer (Bank), filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on June 23, 2015.
Exhibit 10(vii)* - Change in Control Agreement for Treasurer (Company), Senior Vice President and Chief Financial Officer (Bank), filed as Exhibit 10.2 to the Company’s Form 8-K Report filed on June 23, 2015.
Exhibit 10(viii) * - Change in Control Agreement for Vice President (Company), Senior Vice President and Chief Credit Officer (Bank), filed as Exhibit 10.3 to the Company’s Form 8-K Report filed on June 23, 2015.
Exhibit 14 – Amended Code of Ethics for Senior Financial Officers and the Principal Executive Officer, filed as Exhibit 14 to the Company’s Form 8-K Report on July 12, 2010.

The following exhibits are filed as part of this report:**
Exhibit 13 - Portions of the 2015 Annual Report, specifically incorporated by reference into this report.
Exhibit 21 - Subsidiaries of Community Bancorp.
Exhibit 23 - Consent of Berry Dunn McNeil & Parker, LLC
Exhibit 31(i) - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(ii) - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(i) - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(ii) - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101--The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income; (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2015 and 2014.

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

COMMUNITY BANCORP.

BY: /s/ Stephen P. Marsh	Date: March 25, 2016
Stephen P. Marsh, Chief Executive
Officer and Board Chair
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Stephen P. Marsh	Date: March 25, 2016
Stephen P. Marsh, Chief Executive
Officer and Board Chair
(Principal Executive Officer)

BY: /s/ Louise M. Bonvechio	Date: March 25, 2016
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)

BY: /s/ Candace A. Patenaude	Date: March 25, 2016
Candace A. Patenaude
(Principal Accounting Officer)

COMMUNITY BANCORP. DIRECTORS

/s/ Thomas E. Adams	Date: March 25, 2016
Thomas E. Adams

/s/ Kathryn M. Austin	Date: March 25, 2016
Kathryn M. Austin

/s/ David M. Bouffard	Date: March 25, 2016
David M. Bouffard

/s/ Charles W. Bucknam, Jr.	Date: March 25, 2016
Charles W. Buckman, Jr.

/s/ Aminta K. Conant	Date: March 25, 2016
Aminta K. Conant

/s/ Jacques R. Couture	Date: March 25, 2016
Jacques R. Couture

/s/ Rosemary M. Lalime	Date: March 25, 2016
Rosemary M. Lalime

/s/ Patrick M. Malone	Date: March 25, 2016
Patrick M. Malone

/s/ Stephen P. Marsh	Date: March 25, 2016
Stephen P. Marsh

/s/ Dorothy R. Mitchell	Date: March 25, 2016
Dorothy R. Mitchell

/s/ Frederic Oeschger	Date: March 25, 2016
Frederic Oeschger

/s/James G. Wheeler, Jr.	Date: March 25, 2016
James G. Wheeler, Jr.