Form 10-Q
period 2016-03-31
COMMUNITY BANCORP /VT
filed 2016-05-13
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

At May 6, 2016, there were 5,010,839 shares outstanding of the Corporation's common stock.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary
Consolidated Balance Sheets

	March 31,	December 31,	March 31,
	2016	2015	2015
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$9,397,008	$9,479,353	$10,291,010
Federal funds sold and overnight deposits	16,055,662	19,372,537	7,041,426
Total cash and cash equivalents	25,452,670	28,851,890	17,332,436
Securities held-to-maturity (fair value $46,235,000 at 03/31/16, $44,143,000 at 12/31/15 and $43,182,000 at 03/31/15)	45,551,714	43,354,419	42,831,982
Securities available-for-sale	29,572,121	26,470,400	31,806,566
Restricted equity securities, at cost	1,891,250	2,441,650	3,332,450
Loans held-for-sale	525,200	1,199,400	1,325,657
Loans	455,048,185	458,119,429	452,573,594
Allowance for loan losses	(5,109,488)	(5,011,878)	(5,003,049)
Deferred net loan costs	315,050	316,491	303,949
Net loans	450,253,747	453,424,042	447,874,494
Bank premises and equipment, net	11,251,819	11,460,207	11,859,401
Accrued interest receivable	2,064,364	1,633,213	2,058,762
Bank owned life insurance (BOLI)	4,546,589	4,520,486	4,440,083
Core deposit intangible	477,211	545,386	749,906
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	465,000	262,000	1,238,320
Other assets	9,783,374	10,397,347	9,164,138
Total assets	$593,409,328	$596,134,709	$585,588,464
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$91,019,639	$93,525,762	$82,409,999
Interest-bearing transaction accounts	117,208,113	130,735,094	113,984,797
Money market funds	86,652,637	81,930,888	89,983,921
Savings	85,327,489	81,731,290	80,299,343
Time deposits, $250,000 and over	13,306,128	9,431,437	10,354,149
Other time deposits	95,386,130	98,131,091	100,087,060
Total deposits	488,900,136	495,485,562	477,119,269
Federal funds purchased and other borrowed funds	10,350,000	10,000,000	15,000,000
Repurchase agreements	25,149,039	22,073,238	28,229,636
Capital lease obligations	537,028	558,365	619,858
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	3,382,769	3,715,888	2,065,288
Total liabilities	541,205,972	544,720,053	535,921,051
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,220,419 shares issued at 03/31/16, 5,204,517 shares issued at 12/31/15 and 5,159,512 shares issued at 03/31/15	13,051,048	13,011,293	12,898,780
Additional paid-in capital	30,268,924	30,089,438	29,554,651
Retained earnings	8,830,533	8,482,096	7,210,220
Accumulated other comprehensive income (loss)	175,628	(45,394)	126,539
Less: treasury stock, at cost; 210,101 shares at 03/31/16,
12/31/15, and 03/31/15	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	52,203,356	51,414,656	49,667,413
Total liabilities and shareholders' equity	$593,409,328	$596,134,709	$585,588,464

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest income
Interest and fees on loans	$5,370,424	$5,464,261
Interest on debt securities
Taxable	122,637	105,039
Tax-exempt	284,909	271,126
Dividends	29,378	23,883
Interest on federal funds sold and overnight deposits	10,906	2,491
Total interest income	5,818,254	5,866,800

Interest expense
Interest on deposits	516,594	592,457
Interest on federal funds purchased and other borrowed funds	19,158	14,741
Interest on repurchase agreements	17,991	19,638
Interest on junior subordinated debentures	109,519	100,678
Total interest expense	663,262	727,514

Net interest income	5,154,992	5,139,286
Provision for loan losses	100,000	150,000
Net interest income after provision for loan losses	5,054,992	4,989,286

Non-interest income
Service fees	617,679	631,437
Income from sold loans	221,194	200,675
Other income from loans	195,888	134,200
Other income	203,090	246,475
Total non-interest income	1,237,851	1,212,787

Non-interest expense
Salaries and wages	1,725,000	1,655,152
Employee benefits	685,082	664,153
Occupancy expenses, net	645,746	690,303
Other expenses	1,626,463	1,687,121
Total non-interest expense	4,682,291	4,696,729

Income before income taxes	1,610,552	1,505,344
Income tax expense	441,058	395,503
Net income	$1,169,494	$1,109,841

Earnings per common share	$0.23	$0.22
Weighted average number of common shares
used in computing earnings per share	5,000,144	4,938,500
Dividends declared per common share	$0.16	$0.16
Book value per common share outstanding at March 31,	$9.92	$9.53

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net income	$1,169,494	$1,109,841

Other comprehensive income, net of tax:
Unrealized holding gain on available-for-sale securities arising during the period	334,883	203,004
Tax effect	(113,861)	(69,022)
Other comprehensive income, net of tax	221,022	133,982
Total comprehensive income	$1,390,516	$1,243,823

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$1,169,494	$1,109,841
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization, bank premises and equipment	251,627	242,300
Provision for loan losses	100,000	150,000
Deferred income tax	(29,227)	(68,564)
Gain on sale of loans	(101,510)	(73,031)
Gain on sale of OREO	0	(51)
Income from Trust LLC	(82,579)	(93,846)
Amortization of bond premium, net	33,267	41,349
Proceeds from sales of loans held for sale	4,753,088	4,455,158
Originations of loans held for sale	(3,977,378)	(5,681,534)
Increase in taxes payable	273,795	272,734
Increase in interest receivable	(431,151)	(360,314)
Decrease in mortgage servicing rights	14,097	5,497
Decrease (increase) in other assets	177,535	(292,098)
Increase in cash surrender value of BOLI	(26,103)	(26,509)
Amortization of core deposit intangible	68,175	68,175
Amortization of limited partnerships	146,490	141,333
Decrease (increase) in unamortized loan costs	1,441	(555)
Increase (decrease) in interest payable	8,675	(861)
Decrease in accrued expenses	(359,833)	(560,280)
Increase in other liabilities	17,125	472
Net cash provided by (used in) operating activities	2,007,028	(670,784)

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	1,630,861	2,159,253
Purchases	(3,828,156)	(3,180,291)
Investments - available-for-sale
Maturities, calls, pay downs and sales	1,406,742	1,301,984
Purchases	(4,206,847)	0
Proceeds from redemption of restricted equity securities	550,400	0
Decrease (increase) in loans, net	2,648,313	(4,915,561)
Capital expenditures of bank premises and equipment	(43,238)	(612,753)
Proceeds from sales of OREO	192,108	70,551
Recoveries of loans charged off	25,433	23,597
Net cash used in investing activities	(1,624,384)	(5,153,220)

	2016	2015

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(16,033,104)	(17,752,545)
Net increase in money market and savings accounts	8,317,948	4,433,418
Net increase (decrease) in time deposits	1,129,730	(2,581,067)
Net increase (decrease) in repurchase agreements	3,075,801	(313,325)
Net increase in short-term borrowings	0	15,000,000
Proceeds from long-term borrowings	350,000	0
Decrease in capital lease obligations	(21,337)	(19,686)
Dividends paid on preferred stock	(21,875)	(20,313)
Dividends paid on common stock	(579,027)	(552,216)
Net cash used in financing activities	(3,781,864)	(1,805,734)

Net decrease in cash and cash equivalents	(3,399,220)	(7,629,738)
Cash and cash equivalents:
Beginning	28,851,890	24,962,174
Ending	$25,452,670	$17,332,436

Supplemental Schedule of Cash Paid During the Period:
Interest	$654,587	$728,375

Income taxes, net of refunds	$50,000	$50,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$334,883	$203,004

Loans transferred to OREO	$395,108	$70,500

Common Shares Dividends Paid:
Dividends declared	$799,182	$789,242
(Increase) decrease in dividends payable attributable to dividends declared	(914)	917
Dividends reinvested	(219,241)	(237,943)
	$579,027	$552,216

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation and Consolidation

The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for the fair presentation of the financial condition and results of operations of the Company contained herein have been made.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 contained in the Company's Annual Report on Form 10-K.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full annual period ending December 31, 2016, or for any other interim period.

Certain amounts in the 2015 unaudited consolidated income statements have been reclassified to conform to the 2016 presentation.  Reclassifications had no effect on prior period net income or shareholders’ equity.

Note 2.  Recent Accounting Developments

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. This guidance also changes certain disclosure requirements and other aspects of current accounting principles generally accepted in the United States of America (US GAAP). Public businesses must use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the fiscal year. The Company is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted for all entities. The Company is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

	Three Months Ended March 31,
	2016	2015

Net income, as reported	$1,169,494	$1,109,841
Less: dividends to preferred shareholders	21,875	20,313
Net income available to common shareholders	$1,147,619	$1,089,528
Weighted average number of common shares
used in calculating earnings per share	5,000,144	4,938,500
Earnings per common share	$0.23	$0.22

Note 4.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

March 31, 2016
U.S. Government sponsored enterprise (GSE) debt securities	$12,817,362	$115,533	$0	$12,932,895
Agency mortgage-backed securities (Agency MBS)	13,515,656	105,722	15,674	13,605,704
Other investments	2,973,000	60,522	0	3,033,522
	$29,306,018	$281,777	$15,674	$29,572,121

December 31, 2015
U.S. GSE debt securities	$12,832,059	$22,523	$22,139	$12,832,443
Agency MBS	10,734,121	0	69,637	10,664,484
Other investments	2,973,000	5,046	4,573	2,973,473
	$26,539,180	$27,569	$96,349	$26,470,400

March 31, 2015
U.S. GSE debt securities	$18,904,234	$102,297	$2,553	$19,003,978
U.S. Government securities	3,994,362	14,115	0	4,008,477
Agency MBS	8,716,244	77,867	0	8,794,111
	$31,614,840	$194,279	$2,553	$31,806,566

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

March 31, 2016
States and political subdivisions	$45,551,714	$683,286	$0	$46,235,000

December 31, 2015
States and political subdivisions	$43,354,419	$788,581	$0	$44,143,000

March 31, 2015
States and political subdivisions	$42,831,982	$350,018	$0	$43,182,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

U.S. GSE debt securities, Agency MBS securities and certificates of deposit (CDs) held for investment with a book value of $27,172,084 and a fair value of $27,450,798 collateralized repurchase agreements at March 31, 2016.  These repurchase agreements mature daily.

The scheduled maturities of debt securities AFS were as follows:

	Amortized	Fair
	Cost	Value
March 31, 2016
Due in one year or less	$3,063,730	$3,071,337
Due from one to five years	12,481,632	12,650,080
Due from five to ten years	245,000	245,000
Agency MBS	13,515,656	13,605,704
	$29,306,018	$29,572,121

December 31, 2015
Due in one year or less	$3,077,544	$3,086,317
Due from one to five years	12,482,515	12,474,599
Due from five to ten years	245,000	245,000
Agency MBS	10,734,121	10,664,484
	$26,539,180	$26,470,400

March 31, 2015
Due in one year or less	$4,016,828	$4,021,755
Due from one to five years	18,881,768	18,990,700
Agency MBS	8,716,244	8,794,111
	$31,614,840	$31,806,566

Because the actual maturities of Agency MBS usually differ from their contractual maturities due to the right of borrowers to prepay the underlying mortgage loans, usually without penalty, those securities are not presented in the table by contractual maturity date.

The scheduled maturities of debt securities HTM were as follows:

	Amortized	Fair
	Cost	Value*
March 31, 2016
Due in one year or less	$30,042,445	$30,042,000
Due from one to five years	3,864,268	4,035,000
Due from five to ten years	3,235,317	3,407,000
Due after ten years	8,409,684	8,751,000
	$45,551,714	$46,235,000

December 31, 2015
Due in one year or less	$27,731,133	$27,731,000
Due from one to five years	4,015,553	4,213,000
Due from five to ten years	3,149,531	3,347,000
Due after ten years	8,458,202	8,852,000
	$43,354,419	$44,143,000

March 31, 2015
Due in one year or less	$29,485,512	$29,486,000
Due from one to five years	4,419,264	4,506,000
Due from five to ten years	2,246,370	2,334,000
Due after ten years	6,680,836	6,856,000
	$42,831,982	$43,182,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

There were no debt securities HTM in an unrealized loss position as of the balance sheet dates.  Debt securities AFS with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2016
Agency MBS	$3,064,237	$15,674	$0	$0	$3,064,237	$15,674

December 31, 2015
U.S. GSE debt securities	$6,243,373	$22,139	$0	$0	$6,243,373	$22,139
Agency MBS	10,664,484	69,637	0	0	10,664,484	69,637
Other investments	1,483,427	4,573	0	0	1,483,427	4,573
	$18,391,284	$96,349	$0	$0	$18,391,284	$96,349

March 31, 2015
U.S. GSE debt securities	$0	$0	$997,447	$2,553	$997,447	$2,553

Debt securities in the table above consisted of five Agency MBS securities at March 31, 2016, six U.S. GSE debt securities, twelve Agency MBS and six certificates of deposit (CDs) held for investment at December 31, 2015, and one U.S. GSE debt security at March 31, 2015.  The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition.  As of March 31, 2016, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be other than temporary.

Note 5.  Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	March 31,	December 31,	March 31,
	2016	2015	2015

Commercial & industrial	$63,540,340	$65,191,124	$67,447,337
Commercial real estate	178,205,320	178,206,542	171,453,104
Residential real estate - 1st lien	162,594,375	162,760,273	161,594,311
Residential real estate - Jr lien	43,917,725	44,720,266	44,678,956
Consumer	6,790,425	7,241,224	7,399,886
	455,048,185	458,119,429	452,573,594
Deduct (add):
Allowance for loan losses	5,109,488	5,011,878	5,003,049
Deferred net loan costs	(315,050)	(316,491)	(303,949)
	4,794,438	4,695,387	4,699,100
Net Loans	$450,253,747	$453,424,042	$447,874,494

The following is an age analysis of past due loans (including non-accrual), by portfolio segment:

							90 Days or
		90 Days	Total			Non-Accrual	More
March 31, 2016	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$37,333	$204,354	$241,687	$63,298,653	$63,540,340	$256,456	$0
Commercial real estate	3,825,884	428,545	4,254,429	173,950,891	178,205,320	966,071	19,810
Residential real estate
- 1st lien	3,950,062	991,614	4,941,676	157,652,699	162,594,375	1,467,171	764,031
- Jr lien	228,117	122,183	350,300	43,567,425	43,917,725	377,911	122,183
Consumer	152,546	0	152,546	6,637,879	6,790,425	0	0
Total	$8,193,942	$1,746,696	$9,940,638	$445,107,547	$455,048,185	$3,067,609	$906,024

							90 Days or
		90 Days	Total			Non-Accrual	More
December 31, 2015	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$224,997	$168,244	$393,241	$64,797,883	$65,191,124	$441,103	$13,556
Commercial real estate	888,994	560,439	1,449,433	176,757,109	178,206,542	2,400,757	45,356
Residential real estate
- 1st lien	2,875,768	1,408,551	4,284,319	158,475,954	162,760,273	2,009,079	801,241
- Jr lien	521,373	63,031	584,404	44,135,862	44,720,266	386,132	63,031
Consumer	83,343	0	83,343	7,157,881	7,241,224	0	0
Total	$4,594,475	$2,200,265	$6,794,740	$451,324,689	$458,119,429	$5,237,071	$923,184

							90 Days or
		90 Days	Total			Non-Accrual	More
March 31, 2015	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$368,737	$385,212	$753,949	$66,693,388	$67,447,337	$945,226	$0
Commercial real estate	840,817	5,313	846,130	170,606,974	171,453,104	2,174,472	5,313
Residential real estate
- 1st lien	4,663,341	681,381	5,344,722	156,249,589	161,594,311	1,420,371	316,165
- Jr lien	420,073	13,375	433,448	44,245,508	44,678,956	382,451	13,375
Consumer	72,479	7,580	80,059	7,319,827	7,399,886	0	7,580
Total	$6,365,447	$1,092,861	$7,458,308	$445,115,286	$452,573,594	$4,922,520	$342,433

For all loan segments, loans over 30 days past due are considered delinquent.

As of March 31, 2016, there were five residential mortgage loans in process of foreclosure totaling $230,171, compared to five residential mortgage loans totaling $400,905 as of December 31, 2015, and four residential mortgages loans totaling $416,901 as of March 31, 2015.

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

Unallocated component

An unallocated component of the allowance for loan losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component reflects management’s estimate of the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  While unallocated reserves have increased year over year, they are considered by management to be appropriate in light of the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and commercial real estate loans and the risk associated with the relatively new, unseasoned loans in those portfolios.

The tables below summarize changes in the allowance for loan losses and select loan information, by portfolio segment, for the periods indicated.  The amounts shown below as of March 31, 2016 and December 31, 2015 and for the respective three and twelve month periods then ended reflect certain changes to the Company’s reserve methodology adopted during the second quarter of 2015, which were described in the Company’s 2015 Annual Report on Form 10-K.

As of or for the three months ended March 31, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$712,902	$2,152,678	$1,368,028	$422,822	$75,689	$279,759	$5,011,878
Charge-offs	(10,836)	0	(312)	0	(16,675)	0	(27,823)
Recoveries	19,295	0	312	60	5,766	0	25,433
Provision (credit)	9,014	142,625	(29,101)	143	(6,324)	(16,357)	100,000
Ending balance	$730,375	$2,295,303	$1,338,927	$423,025	$58,456	$263,402	$5,109,488

Allowance for loan losses
Evaluated for impairment
Individually	$0	$0	$0	$117,700	$0	$0	$117,700
Collectively	730,375	2,295,303	1,338,927	305,325	58,456	263,402	4,991,788
Total	$730,375	$2,295,303	$1,338,927	$423,025	$58,456	$263,402	$5,109,488

Loans evaluated for impairment
Individually	$204,354	$907,309	$717,673	$231,591	$0		$2,060,927
Collectively	63,335,986	177,298,011	161,876,702	43,686,134	6,790,425		452,987,258
Total	$63,540,340	$178,205,320	$162,594,375	$43,917,725	$6,790,425		$455,048,185

As of or for the year ended December 31, 2015

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$646,719	$2,311,936	$1,270,766	$321,099	$118,819	$236,535	$4,905,874
Charge-offs	(200,900)	(14,783)	(150,947)	(66,104)	(69,632)	0	(502,366)
Recoveries	59,264	0	6,042	240	32,824	0	98,370
Provision (credit)	207,819	(144,475)	242,167	167,587	(6,322)	43,224	510,000
Ending balance	$712,902	$2,152,678	$1,368,028	$422,822	$75,689	$279,759	$5,011,878

Allowance for loan losses
Evaluated for impairment
Individually	$0	$0	$25,100	$114,600	$0	$0	$139,700
Collectively	712,902	2,152,678	1,342,928	308,222	75,689	279,759	4,872,178
Total	$712,902	$2,152,678	$1,368,028	$422,822	$75,689	$279,759	$5,011,878

Loans evaluated for impairment
Individually	$286,436	$2,551,748	$1,419,808	$234,004	$0		$4,491,996
Collectively	64,904,688	175,654,794	161,340,465	44,486,262	7,241,224		453,627,433
Total	$65,191,124	$178,206,542	$162,760,273	$44,720,266	$7,241,224		$458,119,429

As of or for the three months ended March 31, 2015

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$646,719	$2,311,936	$1,270,766	$321,099	$118,819	$236,535	$4,905,874
Charge-offs	(35,059)	0	(15,874)	(20,199)	(5,290)	0	(76,422)
Recoveries	5,607	0	6,042	60	11,888	0	23,597
Provision (credit)	133,224	13,175	61,083	20,447	(39,333)	(38,596)	150,000
Ending balance	$750,491	$2,325,111	$1,322,017	$321,407	$86,084	$197,939	$5,003,049

Allowance for loan losses
Evaluated for impairment
Individually	$70,200	$0	$59,100	$10,900	$0	$0	$140,200
Collectively	680,291	2,325,111	1,262,917	310,507	86,084	197,939	4,862,849
Total	$750,491	$2,325,111	$1,322,017	$321,407	$86,084	$197,939	$5,003,049

Loans evaluated for impairment
Individually	$702,732	$2,107,787	$820,565	$308,036	$0		$3,939,120
Collectively	66,744,605	169,345,317	160,773,746	44,370,920	7,399,886		448,634,474
Total	$67,447,337	$171,453,104	$161,594,311	$44,678,956	$7,399,886		$452,573,594

Impaired loans, by portfolio segment, were as follows:

	As of March 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment(1)

With an allowance recorded
Residential real estate - 1st lien	$0	$0	$0	$86,894
Residential real estate - Jr lien	231,591	284,287	117,700	232,798
	231,591	284,287	117,700	319,692

With no related allowance recorded
Commercial & industrial	204,354	272,017		245,395
Commercial real estate	907,309	957,229		1,729,529
Residential real estate - 1st lien	717,673	803,505		981,847
	1,829,336	2,032,751		2,956,771

Total	$2,060,927	$2,317,038	$117,700	$3,276,463

(1) For the three months ended March 31, 2016

	As of December 31, 2015			2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

With an allowance recorded
Commercial & industrial	$0	$0	$0	$37,359
Commercial real estate	0	0	0	40,902
Residential real estate - 1st lien	173,788	182,251	25,100	228,273
Residential real estate - Jr lien	234,004	284,227	114,600	155,207
	407,792	466,478	139,700	461,741

With no related allowance recorded
Commercial & industrial	286,436	366,387		446,817
Commercial real estate	2,551,748	2,776,729		2,151,713
Residential real estate - 1st lien	1,246,020	1,460,402		973,572
Residential real estate - Jr lien	0	0		113,964
	4,084,204	4,603,518		3,686,066

Total	$4,491,996	$5,069,996	$139,700	$4,147,807

	As of March 31, 2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment(1)

With an allowance recorded
Commercial & industrial	$94,855	$94,855	$70,200	$47,428
Commercial real estate	0	0	0	102,256
Residential real estate - 1st lien	355,885	383,523	59,100	235,497
Residential real estate - Jr lien	67,106	76,631	10,900	33,553
	$517,846	$555,009	$140,200	$418,734

With no related allowance recorded
Commercial & industrial	$607,877	$657,443		$499,241
Commercial real estate	2,107,787	2,296,957		1,917,135
Residential real estate - 1st lien	464,680	531,386		535,407
Residential real estate - Jr lien	240,930	284,202		284,910
	$3,421,274	$3,769,988		$3,236,693

Total	$3,939,120	$4,324,997	$140,200	$3,655,427

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

Group C loans – Unacceptable Risk – are loans that have distinct shortcomings that require a greater degree of management attention.  Examples of these shortcomings include a borrower's inadequate capacity to service debt, poor operating performance, or insolvency.  These loans are more likely to result in repayment through collateral liquidation. Group C loans range from those that are likely to sustain some loss if the shortcomings are not corrected, to those for which loss is imminent and non-accrual treatment is warranted. Group C loans include individually rated commercial purpose loans and retail loans adversely rated in accordance with the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification Policy. Group C retail loans include 1-4 family residential real estate loans and home equity loans past due 90 days or more with loan-to-value ratios greater than 60%, home equity loans 90 days or more past due where the bank does not hold first mortgage, irrespective of loan-to-value, loans in bankruptcy where repayment is likely but not yet established, and lastly consumer loans that are 90 days or more past due.

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of March 31, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$58,289,285	$165,816,389	$159,255,456	$43,197,130	$6,790,425	$433,348,685
Group B	4,448,662	4,638,741	593,394	184,734	0	9,865,531
Group C	802,393	7,750,190	2,745,525	535,861	0	11,833,969
Total	$63,540,340	$178,205,320	$162,594,375	$43,917,725	$6,790,425	$455,048,185

As of December 31, 2015

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$59,764,081	$168,326,527	$158,834,849	$44,041,594	$7,241,224	$438,208,275
Group B	4,724,729	4,529,493	599,516	212,508	0	10,066,246
Group C	702,314	5,350,522	3,325,908	466,164	0	9,844,908
Total	$65,191,124	$178,206,542	$162,760,273	$44,720,266	$7,241,224	$458,119,429

March 31, 2015

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$63,693,155	$160,845,487	$158,579,882	$43,991,054	$7,392,306	$434,501,884
Group B	2,900,660	4,873,360	233,858	269,395	0	8,277,273
Group C	853,522	5,734,257	2,780,571	418,507	7,580	9,794,437
Total	$67,447,337	$171,453,104	$161,594,311	$44,678,956	$7,399,886	$452,573,594

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

New TDRs, by portfolio segment, during the periods presented were as follows:

	Three months ended March 31, 2016
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - 1st lien	5	$395,236	$412,923
Residential real estate - Jr lien	1	10,261	10,340
Total	6	$405,497	$423,263

	Year ended December 31, 2015
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial & industrial	2	$199,134	$204,142
Commercial real estate	3	581,431	616,438
Residential real estate - 1st lien	12	1,229,100	1,303,228
Residential real estate - Jr lien	2	117,746	121,672
Total	19	$2,127,411	$2,245,480

	Three months ended March 31, 2015
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - 1st lien	5	$344,329	$360,905
Residential real estate - Jr lien	2	117,745	121,673
Total	7	$462,074	$482,578

The TDR’s for which there was a payment default during the twelve month periods presented were as follows:

Twelve months ended March 31, 2016

	Number of	Recorded
	Contracts	Investment
Commercial	1	$79,158
Commercial real estate	1	146,519
Residential real estate - 1st lien	1	59,838
Total	3	$285,515

Year ended December 31, 2015

	Number of	Recorded
	Contracts	Investment

Commercial real estate	1	$149,514
Residential real estate - 1st lien	4	286,803
Residential real estate - Jr lien	1	69,828
Total	6	$506,145

Twelve months ended March 31, 2015

	Number of	Recorded
	Contracts	Investment

Residential real estate - 1st lien	4	$306,874

TDRs are treated as other impaired loans and carry individual specific reserves with respect to the calculation of the allowance for loan losses.  These loans are categorized as non-performing, may be past due, and are generally adversely risk rated. The TDRs that have defaulted under their restructured terms are generally in collection status and their reserve is typically calculated using the fair value of collateral method. At December 31, 2015, the specific allocation related to TDRs was approximately $25,100.  There was no specific allowance related to TDRs at March 31, 2016 and 2015.

As of the balance sheet dates, the Company was not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.

Note 6.  Goodwill and Other Intangible Assets

As a result of the merger with LyndonBank on December 31, 2007, the Company recorded goodwill amounting to $11,574,269.  The goodwill is not amortizable and is not deductible for tax purposes.

The Company also recorded $4,161,000 of acquired identified intangible assets representing the core deposit intangible which is subject to amortization as a non-interest expense over a ten year period.  The accumulated amortization expense was $3,683,789 and $3,411,094 as of March 31, 2016 and 2015, respectively.

Amortization expense for the core deposit intangible for the first three months of 2016 and 2015 was $68,175.  As of March 31, 2016, the remaining annual amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

2016	$204,520
2017	272,691
Total remaining core deposit intangible	$477,211

Management evaluates goodwill for impairment annually and the core deposit intangible for impairment if conditions warrant.  As of the date of the most recent evaluation (December 31, 2015), management concluded that no impairment existed in either category.

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

FASB Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

March 31, 2016	Level 2
Assets: (market approach)
U.S. GSE debt securities	$12,932,895
Agency MBS	13,605,704
Other investments	3,033,522
Total	$29,572,121

December 31, 2015	Level 2
Assets: (market approach)
U.S. GSE debt securities	$12,832,443
Agency MBS	10,664,484
Other investments	2,973,473
Total	$26,470,400

March 31, 2015	Level 1	Level 2
Assets: (market approach)
U.S. GSE debt securities	$0	$19,003,978
U.S. Government securities	4,008,477	0
Agency MBS	0	8,794,111
Total	$4,008,477	$27,798,089

There were no transfers between Levels 1 and 2 for the periods presented.  There were no Level 1 assets or liabilities measured on a recurring basis as of March 31, 2016 and December 31, 2015, and there were no Level 3 assets or liabilities measured on a recurring basis as of the balance sheet dates presented.

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

Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

March 31, 2016	Level 2
Assets: (market approach)
Residential mortgage servicing rights	$1,278,982
Impaired loans, net of related allowance	113,891
OREO	465,000

December 31, 2015
Assets: (market approach)
Residential mortgage servicing rights	$1,293,079
Impaired loans, net of related allowance	268,092
OREO	262,000

March 31, 2015
Assets: (market approach)
Residential mortgage servicing rights	$1,306,468
Impaired loans, net of related allowance	377,646
OREO	1,238,320

There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented.

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below.  The estimated fair values of the Company's financial instruments were as follows:

March 31, 2016		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$25,453	$25,453	$0	$0	$25,453
Securities held-to-maturity	45,552	0	46,235	0	46,235
Securities available-for-sale	29,572	0	29,572	0	29,572
Restricted equity securities	1,891	0	1,891	0	1,891
Loans and loans held-for-sale
Commercial & industrial	62,773	0	204	63,772	63,976
Commercial real estate	175,807	0	907	180,164	181,071
Residential real estate - 1st lien	161,686	0	718	165,571	166,289
Residential real estate - Jr lien	43,470	0	114	44,085	44,199
Consumer	6,728	0	0	7,021	7,021
Mortgage servicing rights	1,279	0	1,497	0	1,497
Accrued interest receivable	2,064	0	2,064	0	2,064
Financial liabilities:
Deposits
Other deposits	468,288	0	468,451	0	468,451
Brokered deposits	20,612	0	20,618	0	20,618
Federal funds purchased and short-term borrowings	10,000	0	10,000	0	10,000
Long-term borrowings	350	0	324	0	324
Repurchase agreements	25,149	0	25,149	0	25,149
Capital lease obligations	537	0	537	0	537
Subordinated debentures	12,887	0	12,516	0	12,516
Accrued interest payable	61	0	61	0	61

December 31, 2015		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$28,852	$28,852	$0	$0	$28,852
Securities held-to-maturity	43,354	0	44,143	0	44,143
Securities available-for-sale	26,470	0	26,470	0	26,470
Restricted equity securities	2,442	0	2,442	0	2,442
Loans and loans held-for-sale
Commercial & industrial	64,438	0	286	65,399	65,685
Commercial real estate	175,945	0	2,552	178,502	181,054
Residential real estate - 1st lien	162,492	0	1,395	164,959	166,354
Residential real estate - Jr lien	44,270	0	119	44,939	45,058
Consumer	7,161	0	0	7,482	7,482
Mortgage servicing rights	1,293	0	1,497	0	1,497
Accrued interest receivable	1,633	0	1,633	0	1,633
Financial liabilities:
Deposits
Other deposits	467,851	0	467,514	0	467,514
Brokered deposits	27,635	0	27,640	0	27,640
Federal funds purchased and short-term borrowings	10,000	0	10,000	0	10,000
Repurchase agreements	22,073	0	22,073	0	22,073
Capital lease obligations	558	0	558	0	558
Subordinated debentures	12,887	0	12,851	0	12,851
Accrued interest payable	53	0	53	0	53

March 31, 2015		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$17,332	$17,332	$0	$0	$17,332
Securities held-to-maturity	42,832	0	43,182	0	43,182
Securities available-for-sale	31,807	4,009	27,798	0	31,807
Restricted equity securities	3,332	0	3,332	0	3,332
Loans and loans held-for-sale
Commercial & industrial	66,667	0	633	67,521	68,154
Commercial real estate	169,053	0	2,108	172,762	174,870
Residential real estate - 1st lien	161,528	0	761	165,294	166,055
Residential real estate - Jr lien	44,338	0	297	44,975	45,272
Consumer	7,311	0	0	7,664	7,664
Mortgage servicing rights	1,306	0	1,452	0	1,452
Accrued interest receivable	2,059	0	2,059	0	2,059
Financial liabilities:
Deposits
Other deposits	461,001	0	458,526	0	458,526
Brokered deposits	16,118	0	18,742	0	18,742
Federal funds purchased and short-term borrowings	15,000	0	15,000	0	15,000
Repurchase agreements	28,230	0	28,230	0	28,230
Capital lease obligations	620	0	620	0	620
Subordinated debentures	12,887	0	12,865	0	12,865
Accrued interest payable	63	0	63	0	63

Note 8.  Loan Servicing

The following table shows the changes in the carrying amount of the mortgage servicing rights, included in other assets in the consolidated balance sheets, for the periods indicated:

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015

Balance at beginning of year	$1,293,079	$1,311,965	$1,311,965
Mortgage servicing rights capitalized	41,424	230,818	55,669
Mortgage servicing rights amortized	(63,035)	(257,921)	(69,383)
Change in valuation allowance	7,514	8,217	8,217
Balance at end of period	$1,278,982	$1,293,079	$1,306,468

Note 9.  Legal Proceedings

In the normal course of business, the Company and its subsidiary are involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10.  Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by U.S. GAAP.  On March 9, 2016, the Company declared a cash dividend of $0.16 per common share payable May 1, 2016 to shareholders of record as of April 15, 2016.  This dividend, amounting to $799,182, was accrued at March 31, 2016.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Period Ended March 31, 2016

The following discussion analyzes the consolidated financial condition of Community Bancorp. (the Company) and its wholly-owned subsidiary, Community National Bank (the Bank), as of March 31, 2016, December 31, 2015 and March 31, 2015, and its consolidated results of operations for the two interim periods presented.  The Company is considered a “smaller reporting company” under applicable regulations of the Securities and Exchange Commission (SEC) and is therefore eligible for relief from certain disclosure requirements.  In accordance with such provisions, the Company has elected to provide its interim consolidated statements of income, comprehensive income, and cash flows for two, rather than three, years.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2015 Annual Report on Form 10-K filed with the SEC.

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

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (1) general economic conditions, either nationally, regionally or locally continue to deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services; (2) competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial services industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way as to reduce the Company's margins;  (4) changes in laws or government rules, including the rules of the federal Consumer Financial Protection Bureau, or the way in which courts or government agencies interpret or implement those laws or rules, increase our costs of doing business causing us to limit or change our product offerings or pricing, or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) changes in the level of nonperforming assets and charge-offs; (7) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (8) changes in consumer and business spending, borrowing and savings habits; (9) the effect of changes to the calculation of the Company’s regulatory capital ratios under the Basel III capital framework which, among other things, requires additional regulatory capital, and change the framework for risk-weighting of certain assets; (10) the effect of and changes in the United States monetary and fiscal policies, including the interest rate policies of the Federal Reserve Board (FRB) and its regulation of the money supply; and (11) adverse changes in the credit rating of U.S. government debt.

NON-GAAP FINANCIAL MEASURES

Under SEC Regulation G, public companies making disclosures containing financial measures that are not in accordance with generally accepted accounting principles in the United States (US GAAP or GAAP) must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure, as well as a statement of the company’s reasons for utilizing the non-GAAP financial measure.  The SEC has exempted from the definition of non-GAAP financial measures certain commonly used financial measures that are not based on GAAP.  However, three non-GAAP financial measures commonly used by financial institutions, namely tax-equivalent net interest income and tax-equivalent net interest margin (as presented in the tables in the section labeled Interest Income Versus Interest Expense (Net Interest Income)) and core earnings (as defined and discussed in the Results of Operations section), have not been specifically exempted by the SEC, and may therefore constitute non-GAAP financial measures under Regulation G.  We are unable to state with certainty whether the SEC would regard those measures as subject to Regulation G.

Management believes that these non-GAAP financial measures are useful in evaluating the Company’s financial performance and facilitate comparisons with the performance of other financial institutions.  However, that information should be considered supplemental in nature and not as a substitute for related financial information prepared in accordance with GAAP.

OVERVIEW

The Company’s consolidated assets on March 31, 2016 were $593,409,328, a decrease of $2,725,381 or 0.5% from December 31, 2015 and an increase of $7,820,864, or 1.3%, from March 31, 2015.  Net loans decreased $3,170,295, or 0.7%, since December 31, 2015 and increased $2,379,253, or 0.5%, since March 31, 2015.  The year over year increase is attributable to growth in commercial loans and was funded through an increase in deposit accounts.

Total deposits declined $6,585,426, or 1.3%, since December 31, 2015 due primarily to the seasonal runoff of municipal deposits.  In the year over year comparison, deposits increased $11,780,867, or 2.5%.  Core deposits saw increases in most areas except money market funds and time deposits under $250,000, which continue to shift into non-maturity deposits as they mature.  The decrease in retail time deposits is a trend that has been prevalent for several years while rates have been at historic lows. Management believes that the low interest rates being paid on certificates of deposit (CDs) and other investment products has caused some depositors to place their money in non-maturity products such as demand and savings accounts while awaiting an improvement in interest rates and market conditions.  This trend has slowed in recent months as rates have bottomed and the majority of remaining certificates of deposit have already repriced to lower rates.

Interest rates remain at historically low levels, and the resulting pressure on margins is being further exacerbated by a flattening yield curve as short rates have increased 25 basis points while long rates have stayed flat, or even declined.  Growth of the commercial loan portfolio in recent years, which typically carries higher yields than residential and consumer loans, has helped to maintain a stable level of interest income.  This shift in asset mix is in line with the Company’s strategic plan to increase its concentration in commercial loans while maintaining a stable residential loan portfolio.  While commercial loans inherently carry more risk, the Company has dedicated significant resources in the credit administration department to mitigate the additional risk.  The opportunities for growth continue to be primarily in the Central Vermont market where economic activity is more robust than in the Company’s Orleans and Caledonia county markets, and where the Company is increasing its presence and market share.  The Company also has plans to open a loan production office in Chittenden County some time in 2016.  The shift of a portion of the investment portfolio to higher yielding mortgage backed securities and attractive Bank Certificates of Deposit has also helped to maintain overall asset yields year over year.

Interest income declined $48,546, or 0.8%, for the first three months of 2016 compared to the same period in 2015 and interest expense declined $64,252, or 8.8%, due to the continued decrease in interest rates paid on deposits and borrowings.  The decrease in interest income year over year reflects a one-time recognition of approximately $170,000 during the first three months of 2015 when one large non-accruing residential loan was paid off and two other loans that had been placed in non-accrual status were restored to accrual status. The decrease in interest paid on deposits is attributable to a shift of customer funds out of higher yielding CDs to lower yielding demand and savings accounts, as well as a decrease in the rate paid on these funds.  Rates paid on non-maturity deposits have also been adjusted downward when necessary to account for changes in market rates.

Net interest income after the provision for loan losses improved by $65,706, or 1.3%, for the three months ended March 31, 2016 compared to the same period in 2015.  The charge to income for the provision for loan losses decreased $50,000, or 33.3%, for the comparison period due to lower net charge-offs than anticipated.  Please refer to the Allowance for loan losses and provisions discussion in the Credit Risk section for more information.

Net income for the first three months of 2016 was $1,169,494, an increase of $59,653, or 5.4%, compared to the same period in 2015. Non-interest income increased $25,064, or 2.1%, and non-interest expense decreased $14,438, or 0.3%; however, these changes were offset by an increase of $45,555, or 11.5%, in income tax expense.  Loan fee income contributed to the increase in non-interest income.  Residential mortgage lending activity improved during 2015 and into 2016, with residential mortgage originations totaling $8,475,629 for the first three months of 2016 compared to $5,681,534 for the same period of 2015, resulting in increases in the Company’s loan fee income. Of those originations during the first three months of 2016, secondary market sales totaled $4,651,578, compared to $4,382,127 for the first three months of 2015, providing points and premiums from the sales of these mortgages of $221,194 and $200,675, respectively, an increase of 10.2%. Also contributing to the increase in net income was a decrease in total operating expenses of $14,438, or 0.3%, for the first three months of 2016 compared to the same period in 2015. The overall decrease in operating expenses is due to decreases in the occupancy and other expenses which offset some normal increases in employee salaries and benefits.  Please refer to the Non-interest Income and Expense sections for more information.

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

On March 9, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.16 per common share, payable on May 1, 2016 to shareholders of record on April 15, 2016.  The Company is focused on increasing the profitability of the balance sheet, and prudently managing operating expenses and risk, particularly credit risk, in order to remain a well-capitalized bank in this challenging economic environment.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies, which are described in Note 1 (Significant Accounting Policies) to the Company’s audited consolidated financial statements in its 2015 Annual Report on Form 10-K, are fundamental to understanding the Company’s results of operations and financial condition because they require management to use estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results.  These policies are considered by management to be critical because they require subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  The Company’s critical accounting policies govern:

● the allowance for loan losses;
● other real estate owned (OREO);
● valuation of residential mortgage servicing rights (MSRs);
● other than temporary impairment of investment securities; and
● the carrying value of goodwill.

These policies are described further in the Company’s 2015 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements.  There were no material changes during the first three months of 2016 in the Company’s critical accounting policies described in the 2015 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net income for the first three months of 2016 was $1,169,494 or $0.23 per common share, compared to $1,109,841 or $0.22 per common share for the same period in 2015. Core earnings (net interest income before the provision for loan losses) for the three months ended March 31, 2016 increased $15,706, or 0.3%, compared to the prior year.  In light of the continued pressure on net interest margin and spread in this persistently low interest rate environment, the Company is pleased with these increases.  To help offset this pressure, the Company has continued to shift assets from lower yielding taxable investments to loans, and to shift a portion of the investment portfolio to higher yielding small business administration securities (SBA) and agency mortgage-backed securities (Agency MBS) within its available-for-sale portfolio.  Compared to the same period last year, during the first three months of 2016, the loan mix has shifted in favor of higher yielding commercial loans, while the deposit mix shifted to lower cost non-maturity deposits, both of which have benefitted the Company’s net interest income. Interest paid on deposits, which is the major component of total interest expense, decreased $75,863, or 12.8%, in the first three months of 2016 compared to the same period of 2015, reflecting the continued low rate environment.  The Company recorded a provision for loan losses of $100,000 for the first three months of 2016, compared to $150,000 for the same period of 2015.  Non-interest income increased $25,064, or 2.1%, for the first three months of 2016 compared to 2015, due in part to an increase in residential mortgage loan sales, which generate fee income, and an increase in the collection of commercial loan documentation fees. Non-interest expense decreased $14,438, or 0.3%, for the first three months of 2016 compared to the prior year with increases in salaries & benefits, which were offset by decreases in occupancy expense and other expenses.  The section below labeled Non-Interest Income and Non-Interest Expense provides a more detailed discussion on the significant components of these two items.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized for the comparison periods.

	Three Months Ended March 31,
	2016	2015
Return on Average Assets	0.80%	0.78%
Return on Average Equity	9.04%	9.08%

The following table summarizes the earnings performance and certain balance sheet data of the Company for the periods presented.

SELECTED FINANCIAL DATA (Unaudited)

	March 31,	December 31,	March 31,
	2016	2015	2015
Balance Sheet Data
Net loans	$450,253,747	$453,424,042	$447,874,494
Total assets	593,409,328	596,134,709	585,588,464
Total deposits	488,900,136	495,485,562	477,119,269
Borrowed funds	10,350,000	10,000,000	15,000,000
Total liabilities	541,205,972	544,720,053	535,921,051
Total shareholders' equity	52,203,356	51,414,656	49,667,413

	Three Months Ended March 31,
	2016	2015
Operating Data
Total interest income	$5,818,254	$5,866,800
Total interest expense	663,262	727,514
Net interest income	5,154,992	5,139,286

Provision for loan losses	100,000	150,000
Net interest income after provision for loan losses	5,054,992	4,989,286

Non-interest income	1,237,851	1,212,787
Non-interest expense	4,682,291	4,696,729
Income before income taxes	1,610,552	1,505,344
Applicable income tax expense(1)	441,058	395,503

Net Income	$1,169,494	$1,109,841

Per Common Share Data
Earnings per common share (2)	$0.23	$0.22
Dividends declared per common share	$0.16	$0.16
Book value per common share outstanding, period end	$9.92	$9.53
Weighted average number of common shares outstanding	5,000,144	4,938,500
Number of common shares outstanding, period end	5,010,318	4,949,411

(1) Applicable income tax expense assumes a 34% tax rate.
(2) Computed based on the weighted average number of common shares outstanding during the periods presented.

INTEREST INCOME VERSUS INTEREST EXPENSE (NET INTEREST INCOME)

The largest component of the Company’s operating income is net interest income, which is the difference between interest earned on loans and investments versus the interest paid on deposits and other sources of funds (i.e. other borrowings).  The Company’s level of net interest income can fluctuate over time due to changes in the level and mix of earning assets and sources of funds (volume), and from changes in the yield earned and costs of funds (rate).  A portion of the Company’s income from municipal investments is not subject to income taxes.  Because the proportion of tax-exempt items in the Company's portfolio varies from year-to-year, to improve comparability of information, the non-taxable income shown in the tables below has been converted to a tax equivalent basis. Because the Company’s corporate tax rate is 34%, to equalize tax-free and taxable income in the comparison, we divide the tax-free income by 66%, with the result that every tax-free dollar is equivalent to $1.52 in taxable income.

The Company’s tax-exempt interest income of $284,909 for the first three months of 2016 and $271,126 for the same period last year was derived from municipal investments, which comprised the entire held-to-maturity portfolio of $45,551,714 at March 31, 2016, and $42,831,982 at March 31, 2015.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the quarterly comparison periods presented.

	Three Months Ended March 31,
	2016	2015

Net interest income as presented	$5,154,992	$5,139,286
Effect of tax-exempt income	146,771	139,671
Net interest income, tax equivalent	$5,301,763	$5,278,957

The following table presents average earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended March 31,
	2016			2015
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$454,820,382	$5,370,424	4.75%	$450,715,745	$5,464,261	4.92%
Taxable investment securities	29,114,466	122,637	1.69%	32,356,851	105,039	1.32%
Tax-exempt investment securities	44,788,615	431,680	3.88%	42,784,540	410,797	3.89%
Sweep and interest-earning accounts	9,088,192	10,906	0.48%	3,900,378	2,491	0.26%
Other investments (2)	2,575,619	29,378	4.59%	3,719,450	23,883	2.60%
Total	$540,387,274	$5,965,025	4.44%	$533,476,964	$6,006,471	4.57%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$115,448,881	$53,699	0.19%	$116,912,644	$58,015	0.20%
Money market accounts	87,656,153	217,469	1.00%	91,931,278	224,779	0.99%
Savings deposits	83,000,432	25,599	0.12%	77,424,500	23,337	0.12%
Time deposits	109,066,015	219,827	0.81%	112,041,544	286,326	1.04%
Federal funds purchased and
other borrowed funds	6,729,780	8,056	0.48%	2,626,778	1,988	0.31%
Repurchase agreements	24,437,248	17,991	0.30%	28,289,246	19,638	0.28%
Capital lease obligations	544,405	11,102	8.16%	626,668	12,753	8.14%
Junior subordinated debentures	12,887,000	109,519	3.42%	12,887,000	100,678	3.17%
Total	$439,769,914	$663,262	0.61%	$442,739,658	$727,514	0.67%

Net interest income		$5,301,763			$5,278,957
Net interest spread (3)			3.83%			3.90%
Net interest margin (4)			3.95%			4.01%

(1) Included in gross loans are non-accrual loans with an average balance of $4,015,185 and $4,736,389 for the three months ended March 31, 2016 and 2015, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses.
(2) Included in other investments is the Company’s FHLBB Stock with average balances of $1,600,469 and $2,744,300 respectively, and dividend payout rates of approximately 4.05% and 1.78%, respectively, for the first three months of 2016 and 2015, respectively.
(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the first three months of 2016 increased $6,910,310, or 1.3%, compared to the same period of 2015, and the average yield decreased 13 basis points to 4.44% for the first three months of 2016 compared to 4.57% for the same period of 2015.  The average volume of loans increased $4,104,637, or 0.9%, and the average yield declined by 17 basis points.  Interest income on loans for the three months ended March 31, 2015 included recognition of approximately $170,000 in accrued interest when one large non-accruing residential loan was paid off and two other loans were restored to accrual status.  Interest earned on the loan portfolio equaled approximately 90.0% of total interest income for the first three months of 2016 and 91.0% for the same period of 2015.  The average volume of the taxable investment portfolio (classified as available-for-sale) decreased $3,342,385, or 10.0%, for the same period, while the average yield increased 37 basis points due in part to the shift to higher yielding mortgage backed securities and investment CDs.  The average volume of the tax-exempt investment portfolio (classified as held-to-maturity) increased $2,004,075, or 4.7%, between periods, while the average tax equivalent yield decreased one basis point year over year.  The average volume of sweep and interest-earning accounts, which is primarily made up of an interest-earning deposit account at the Federal Reserve Bank of Boston (FRBB), increased $5,187,814, or 133.0%.

In comparison, the average volume of interest-bearing liabilities for the first three months of 2016 decreased $2,969,744, or 0.7%, over the 2015 comparison period, and the average rate paid on these liabilities decreased six basis points.  The average volume of savings accounts increased $5,575,932, or 7.2%, for the first three months of 2016 compared to the same period in 2015 due partly to the continued shift in product mix from time deposits to savings accounts as consumers anticipate higher rates in the near future.  The average volume of federal funds purchased and other borrowed funds increased $4,103,002, or 156.2%, and the average rate paid increased 17 basis points for the first three months of 2016 compared to the same period of 2015, as short term advances were borrowed earlier in the quarter in 2016 compared to 2015 and borrowing costs increased slightly due to the increase in the federal funds rate in December, 2015.  The Company renewed $10,000,000 in FHLBB short-term advances during the first three months of 2016.  The average volume of money market funds decreased $4,275,125, or 7.2%, while the average rate paid increased one basis point.  The decrease in money market funds is due primarily to a decrease in insured cash sweep (ICS) brokered money market balances.  The average volume of repurchase agreements decreased $3,851,998, or 13.6%, while the average rate paid increased two basis points.  The average volume of time deposits, both retail and wholesale, decreased $2,975,529, or 2.7%, and the average rate paid decreased 23 basis points.

The prolonged low interest rate environment has resulted in continued pressure on the Company’s net interest spread and margin.  The Company’s earning assets are being both replaced with, and repricing to, lower interest rates, while the opportunity to reduce rates further on non-maturing interest-bearing deposits is limited given the already low rates paid on deposits.  For the three months comparison periods of 2016 and 2015, the average yield on interest-earning assets decreased 13 basis points, while the average rate paid on interest-bearing liabilities decreased six basis points, resulting in a decrease of seven basis points in net interest spread.  Net interest margin for the first three months of 2016 was 3.95% compared to 4.01% the same period in 2015.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2016 and 2015 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense

	Variance	Variance
	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$(143,632)	$49,795	$(93,837)
Taxable investment securities	31,222	(13,624)	17,598
Tax-exempt investment securities	1,660	19,223	20,883
Sweep and interest-earning accounts	5,089	3,326	8,415
Other investments	18,549	(13,054)	5,495
Total	$(87,112)	$45,666	$(41,446)

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$(3,625)	$(691)	$(4,316)
Money market accounts	3,319	(10,629)	(7,310)
Savings deposits	612	1,650	2,262
Time deposits	(60,506)	(5,993)	(66,499)
Federal funds purchased and other borrowed funds	2,932	3,136	6,068
Repurchase agreements	1,226	(2,873)	(1,647)
Capital lease obligations	18	(1,669)	(1,651)
Junior subordinated debentures	8,841	0	8,841
Total	$(47,183)	$(17,069)	$(64,252)

Changes in net interest income	$(39,929)	$62,735	$22,806

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented are as follows:

	Three Months Ended
	March 31,		Change
	2016	2015	$	%

Service fees	$617,679	$631,437	$(13,758)	-2.18%
Income from sold loans	221,194	200,675	20,519	10.22%
Other income from loans	195,888	134,200	61,688	45.97%
Income from CFSG Partners	82,579	93,846	(11,267)	-12.01%
Rental income on OREO properties	0	35,420	(35,420)	-100.00%
Exchange income	27,500	15,500	12,000	77.42%
SERP fair value adjustment	6,471	10,971	(4,500)	-41.02%
Other income	86,540	90,738	(4,198)	-4.63%
Total non-interest income	$1,237,851	$1,212,787	$25,064	2.07%

Total non-interest income increased $25,064 for the first three months of 2016 versus the same period in 2015, with significant changes noted in the following:

●	Income from sold loans increased $20,519, or 10.2%, year over year, due to an increase in secondary market sales year over year.

●	Other income from loans increased $61,688, or 46.0%, year over year, due primarily to an increase in commercial loan documentation fees.

●	Income from CFSG Partners decreased $11,267, or 12.0%, year over year compared to the same period in 2015 which is attributable to a decrease in asset management fees due to a decline in the markets.

●	The Company sold an OREO property in 2015 that had generated rental income accounting for the absence of rental income year to date.

●	Exchange income increased $12,000, or 77.4%, for the three month period year over year due to the weakening Canadian dollar during 2015.

●	SERP fair value adjustment decreased $4,500, or 41.0%, year over year due to changes in the equity markets.

Non-interest Expense

The components of non-interest expense for the periods presented are as follows:

	Three Months Ended
	March 31,		Change
	2016	2015	$	%

Salaries and wages	$1,725,000	$1,655,152	$69,848	4.22%
Employee benefits	685,082	664,153	20,929	3.15%
Occupancy expenses, net	645,746	690,303	(44,557)	-6.45%
Other expenses
Computer outsourcing	122,695	118,567	4,128	3.48%
Service contracts - administrative	89,699	97,752	(8,053)	-8.24%
Telephone expense	76,425	81,141	(4,716)	-5.81%
Collection & non-accruing loan
expense	28,000	12,000	16,000	133.33%
OREO expense	(4,494)	12,966	(17,460)	-134.66%
ATM fees	94,220	87,403	6,817	7.80%
State deposit tax	140,211	137,790	2,421	1.76%
Other miscellaneous expenses	1,079,707	1,139,502	(59,795)	-5.25%
Total non-interest expense	$4,682,291	$4,696,729	$(14,438)	-0.31%

Total non-interest expense decreased $14,438, or 0.3%, for the first three months of 2016 compared to the same period in 2015 with significant changes noted in the following:

●	Salaries increased $69,848, or 4.2%, year over year, due in part to normal increases in salaries as well as additional staffing in the commercial lending area.

●	Employee benefits increased $20,929, or 3.2%, year over year, mostly due to an increase in insurance premiums.

●
Occupancy expenses decreased $44,557 year over year, due in part to lower heating costs and maintenance costs associated with the winter months as the region experienced a fairly mild winter compared to the last few years.  Also contributing to the decrease in occupancy expenses is the reduction in operating costs due to the closing of two branches in the third quarter of 2015.

●	Collection & non-accruing loan expense increased $16,000 or 133.3%, year over year, due to non-recurring recovery of expenses in 2015 in the amount of approximately $20,500.

●
OREO expense decreased $17,460, or 134.7%, year over year.  During the first quarter of 2016, the Company received approximately $15,000 in reimbursed condo fees associated with the OREO property that was sold in December of 2015.

●
Other miscellaneous expenses decreased $59,795, or 5.3%, year over year.  During the first three months of 2015, the Company took in a fraudulent check amounting to approximately $45,000 making up for most of the decrease between periods.

APPLICABLE INCOME TAXES

The provision for income taxes increased $45,555, or 11.5%, to $441,058 for the first three months of 2016 compared to $395,503 for the first three months of 2015, due primarily to an increase in income before taxes of $105,208, or 7.0%.  A decrease of $9,453 in tax credits makes up a small portion of the increase in tax expense.  Tax credits related to limited partnerships amounted to $98,475 and $107,928, respectively, for the first three months of 2016 and 2015.

Pursuant to Accounting Standards Update (ASU) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, effective December 15, 2014, amortization expense related to limited partnership investments, are included as a component of tax expense and amounted to $102,006 and $100,860, respectively, for the first three months of 2016 and 2015.  These investments provide tax benefits, including tax credits, and are designed to provide an effective yield between 8% and 10%.

Amortization expense relating to the Company’s New Market Tax Credit investment are also recorded as a separate component of tax expense and for the first three months of 2016 and 2015 amounted to $44,484 and $40,473, respectively.

The Company amortizes these investments under the effective yield method.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	March 31, 2016		December 31, 2015		March 31, 2015
Assets
Loans	$455,048,185	76.68%	$458,119,429	76.85%	$452,573,594	77.29%
Securities available-for-sale	29,572,121	4.98%	26,470,400	4.44%	31,806,566	5.43%
Securities held-to-maturity	45,551,714	7.68%	43,354,419	7.27%	42,831,982	7.31%

Liabilities
Demand deposits	91,019,639	15.34%	93,525,762	15.69%	82,409,999	14.07%
Interest-bearing transaction accounts	117,208,113	19.75%	130,735,094	21.93%	113,984,797	19.47%
Money market accounts	86,652,637	14.60%	81,930,888	13.74%	89,983,921	15.37%
Savings deposits	85,327,489	14.38%	81,731,290	13.71%	80,299,343	13.71%
Time deposits	$108,692,258	18.32%	$107,562,528	18.04%	$110,441,209	18.86%
Short-term advances	10,000,000	1.69%	10,000,000	1.68%	15,000,000	2.56%
Long-term advances	350,000	0.06%	0	0.00%	0	0.00%

The Company's loan portfolio at March 31, 2016 decreased $3,071,244, or 0.7%, from December 31, 2015 and increased $2,474,591, or 0.6%, year over year.  The modest overall year over year increase is the result of declining balances in the Company’s retail portfolio, primarily consumer installment and home equity loans, offset by increases in commercial loans.  These changes in the relative composition of the loan portfolio are consistent with the Company’s goal to increase its commercial loan portfolio, and reflect the efforts of a seasoned commercial lending team with a strong presence in the small business community.  Most of the growth in the commercial loan portfolio has occurred in the Company’s Washington County (Central Vermont) market. Securities available-for-sale increased $3,101,721, or 11.7%, year to date, but noted a decrease of $2,234,445, or 7.0%, year over year.  Securities held-to-maturity increased $2,197,295, or 5.1%, at March 31, 2016, compared to December 31, 2015, and increased $2,719,732, or 6.4%, compared to March 31, 2015.  Held-to-maturity securities are made up of investments from the Company’s municipal customers in its service areas.  While the company has used maturing securities to fund loan growth in recent periods, the liquidity provided by these investments is very important, and as such the portfolio is not expected to see further decline in balances.

Total deposits decreased $6,585,426, or 1.3%, from December 31, 2015 to March 31, 2016, with an increase of $11,780,867, or 2.5%, noted year over year.  The decrease compared with December 31, 2015 is primarily the result of typical municipal deposit runoff from the peak balances observed in the fourth quarter when property tax funds are received.  Time deposits increased $1,129,730, or 1.1%, from December 31, 2015 to March 31, 2016 and decreased $1,748,951, or 1.6%, year over year as retail customers rolled maturing funds into non-maturity deposits.  As a result, savings deposits increased in both comparison periods, by $3,596,199, or 4.4%, year to date, and $5,028,146, or 6.3%, year over year.  Demand deposits decreased $2,506,123, or 2.7%, during the first three months of 2016, and increased $8,609,640, or 10.5%, year over year.  Short-term advances from the FHLBB totaling $10,000,000 were reported at March 31, 2016 and December 31, 2015 and $15,000,000 at March 31, 2015.  In addition, there was an outstanding long-term advance from the FHLBB of $350,000 at March 31, 2016, compared to no such advances at either December 31, 2015 or March 31, 2015.

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

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning March 31, 2016:

Rate Change	Percent Change in NII

Down 100 basis points	-1.50%
Up 200 basis points	5.90%

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

Credit Risk - As a financial institution, one of the primary risks the Company manages is credit risk, the risk of loss stemming from borrowers’ failure to repay loans or inability to meet other contractual obligations.  The Company’s Board of Directors prescribes policies for managing credit risk, including Loan, Appraisal and Environmental policies.  These policies are supplemented by comprehensive underwriting standards and procedures.  The Company maintains a Credit Administration department whose function includes credit analysis and monitoring of and reporting on the status of the loan portfolio, including delinquent and non-performing loan trends. The Company also monitors concentration of credit risk in a variety of areas, including portfolio mix, the level of loans to individual borrowers and their related interest, loans to industry segments, and the geographic distribution of commercial real estate loans. Loans are reviewed periodically by an independent loan review firm to help ensure accuracy of the Company's internal risk ratings and compliance with various internal policies, procedures and regulatory guidance.

Residential mortgages represent approximately half of the Company’s loan balances; that level has been on a gradual decline in recent years, with a strategic shift to commercial lending. The Company maintains a mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (“PMI”).  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  Junior lien home equity products make up approximately 21% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

The Company’s strategy is to continue growing the commercial & industrial and commercial real estate portfolios. Consistent with the strategic focus on commercial lending, both segments saw solid growth during 2015, and continued strong commercial loan demand and originations in 2016, despite some significant loan payoffs during the first three months of 2016.  Commercial and commercial real estate loans together comprised 52.8% of the Company’s loan portfolio at March 31, 2015, growing to 53.1% at December 31, 2015 and remaining at 53.1% at March 31, 2016.  The increase in the size of the commercial loan portfolio has also increased geographic diversification, with much of the growth in commercial loans occurring in central Vermont and Chittenden County.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	March 31, 2016		December 31, 2015		March 31, 2015

Commercial & industrial	$63,540,340	13.97%	$65,191,124	14.23%	$67,447,337	14.90%
Commercial real estate	178,205,320	39.16%	178,206,542	38.90%	171,453,104	37.88%
1 - 4 family residential - 1st lien	162,594,375	35.73%	162,760,273	35.53%	161,594,311	35.71%
1 - 4 family residential - Jr lien	43,917,725	9.65%	44,720,266	9.76%	44,678,956	9.87%
Consumer	6,790,425	1.49%	7,241,224	1.58%	7,399,886	1.64%
Total loans	455,048,185	100.00%	458,119,429	100.00%	452,573,594	100.00%
Deduct (add):
Allowance for loan losses	5,109,488		5,011,878		5,003,049
Deferred net loan costs	(315,050)		(316,491)		(303,949)
	4,794,438		4,695,387		4,699,100
Net loans	$450,253,747		$453,424,042		$447,874,494

Risk in the Company’s commercial & industrial and commercial real estate loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the U.S. Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) Rural Development. At March 31, 2016, the Company had $22,780,646 in guaranteed loans with guaranteed balances of $17,379,981, compared to $21,823,375 in guaranteed loans with guaranteed balances of $16,853,181 at December 31, 2015 and $28,122,391 in guaranteed loans with guaranteed balances of $22,126,317 at March 31, 2015.

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

The Company’s non-performing assets decreased $1,983,622 or 41.4% during the first three months of 2016.  The improvement in non-performing loans resulted principally from a combination of two loans moving to Other Real Estate Owned and four loan relationships moving from non-accrual to accrual status; one of those relationships accounting for the majority of the improvement.  Claims receivable on related government guarantees were $64,618 at March 31, 2016 compared to $200,377 at December 31, 2015 and $96,381 at March 31, 2015, with numerous USDA and SBA claims settled and paid throughout the year.  Non-performing loans as of March 31, 2016 carried USDA and SBA guarantees totaling $685,625.

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	March 31, 2016		December 31, 2015		March 31, 2015

Loans past due 90 days or more
and still accruing
Commercial & industrial	$0	0.00%	$13,556	0.21%	$0	0.00%
Commercial real estate	19,810	0.45%	45,356	0.71%	5,313	0.08%
Residential real estate - 1st lien	764,031	17.21%	801,241	12.48%	316,165	4.86%
Residential real estate - Jr lien	122,183	2.75%	63,031	0.98%	13,375	0.21%
Consumer	0	0.00%	0	0.00%	7,580	0.12%
Total	906,024	20.41%	923,184	14.38%	342,433	5.27%

Non-accrual loans (1)
Commercial & industrial	256,456	5.78%	441,103	6.87%	945,226	14.53%
Commercial real estate	966,071	21.77%	2,400,757	37.38%	2,174,472	33.44%
Residential real estate - 1st lien	1,467,171	33.05%	2,009,079	31.28%	1,420,371	21.84%
Residential real estate - Jr lien	377,911	8.51%	386,132	6.01%	382,451	5.88%
Total	3,067,609	69.11%	5,237,071	81.54%	4,922,520	75.69%

Other real estate owned	465,000	10.48%	262,000	4.08%	1,238,320	19.04%

Total	$4,438,633	100.00%	$6,422,255	100.00%	$6,503,273	100.00%

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

The non-performing assets in the table above include the following TDRs that were past due 90 days or more or in non-accrual status as of the dates presented:

	March 31, 2016		December 31, 2015		March 31, 2015
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
Commercial	2	$204,354	4	$298,115	5	$265,798
Commercial real estate	2	380,436	5	1,414,380	3	1,126,639
Residential real estate - 1st lien	11	780,330	11	967,324	6	463,435
Residential real estate - Jr lien	1	54,081	1	55,633	1	47,357
Total	16	$1,419,201	21	$2,735,452	15	$1,903,229

The remainder of the Company’s TDRs were performing in accordance with their modified terms as of the dates presented and consisted of the following:

	March 31, 2016		December 31, 2015		March 31, 2015
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
Commercial	2	$53,758	0	$0	0	$0
Commercial real estate	5	1,414,403	2	429,170	1	227,865
Residential real estate - 1st lien	26	2,521,708	21	1,958,699	19	1,670,261
Residential real estate - Jr lien	2	80,048	1	69,828	1	70,507
Total	35	$4,069,917	24	$2,457,697	21	$1,968,633

The Company’s OREO portfolio at March 31, 2016 consisted of one residential property and two commercial properties compared to one residential property and one commercial property at December 31, 2015 and four residential properties and one commercial property at March 31, 2015.  All properties were acquired through the normal foreclosure process or by deed-in-lieu of foreclosure.  The Company took control of a commercial property in February, 2016 and then sold the property in March, 2016, and acquired one residential property which is still held in its OREO portfolio, accounting for an increase of $203,000 in its OREO portfolio, to end the first three months of 2016 at $465,000.

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

When establishing the allowance each quarter the Company applies a combination of historical loss factors and qualitative factors to loan segments, including residential first and junior lien mortgages, commercial real estate, commercial & industrial, and consumer loan portfolios.  No changes were made to the allowance methodology during the first three months of 2016.  The Company will shorten or lengthen its look back period for determining average portfolio historical loss rates as the economy either contracts or expands; during a period of economic contraction, a shortening of the look back period may more conservatively reflect the current economic climate. The highest loss rates experienced for the look back period are applied to the various segments in establishing the allowance.

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

The following table summarizes the Company's loan loss experience for the periods presented:

	As of or Three Months Ended March 31,
	2016	2015

Loans outstanding, end of period	$455,048,185	$452,573,594
Average loans outstanding during period	$454,820,382	$447,132,871
Non-accruing loans, end of period	$3,067,609	$4,922,520
Non-accruing loans, net of government guarantees	$2,889,135	$4,147,131

Allowance, beginning of period	$5,011,878	$4,905,874
Loans charged off:
Commercial & industrial	(10,836)	(35,059)
Residential real estate - 1st lien	(312)	(15,874)
Residential real estate - Jr lien	0	(20,199)
Consumer loans	(16,675)	(5,290)
Total loans charged off	(27,823)	(76,422)
Recoveries:
Commercial & industrial	19,295	5,607
Residential real estate - 1st lien	312	6,042
Residential real estate - Jr lien	60	60
Consumer loans	5,766	11,888
Total recoveries	25,433	23,597
Net loans charged off	(2,390)	(52,825)
Provision charged to income	100,000	150,000
Allowance, end of period	$5,109,488	$5,003,049

Net charge offs to average loans outstanding	0.001%	0.012%
Provision charged to income as a percent of average loans	0.022%	0.034%
Allowance to average loans outstanding	1.123%	1.119%
Allowance to non-accruing loans	166.563%	101.636%
Allowance to non-accruing loans net of government guarantees	176.852%	120.639%

(1)  No commercial real estate charge-offs or recoveries were recorded during the periods presented in the table above.

The Company decreased its provision during the first three months of 2016, resulting in a provision of $100,000 for the three months ended March 31, 2016 compared to $150,000 for the same period in 2015, a decrease of $50,000 or 33.3%.  The decrease in the provision was principally related to the comparatively low level of net loan losses experienced during the quarter. Despite the lower provision, the Company’s allowance coverage of non-accruing loans as of the end of the first three months of 2016 reflected a marked increase as a result of the decrease in non-accruing loans. The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first three months of 2016, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk were as follows:

	Contract or Notional Amount
	March 31,	December 31,
	2016	2015

Unused portions of home equity lines of credit	$26,774,627	$25,074,972
Residential construction lines of credit	2,298,764	3,658,037
Commercial real estate and other construction lines of credit	15,640,870	15,586,595
Commercial and industrial lines of credit	38,095,398	46,197,882
Other commitments to extend credit	33,088,331	19,991,513
Standby letters of credit and commercial letters of credit	1,709,059	1,859,059
Recourse on sale of credit card portfolio	268,055	262,625
MPF credit enhancement obligation, net of liability recorded	710,414	1,051,601

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits purchased through the Certificate of Deposit Account Registry Service (CDARS) program provide an alternative funding source when needed.  Such deposits are generally considered a form of brokered deposits.  At March 31, 2016 and December 31, 2015, the Company had one way CDARS outstanding totaling $457,115 and 4,164,471, respectively, compared to no one way CDARS at March 31, 2015.  In addition, two-way CDARS deposits allow the Company to provide Federal Deposit Insurance Corporation (FDIC) deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members.  At March 31, 2016, the Company reported $2,779,540 in two-way CDARS deposits representing exchanged deposits with other CDARS participating banks, compared to $2,777,775 at December 31, 2015 and $1,168,037 at March 31, 2015.  The balance in insured cash sweep (ICS) reciprocal money market deposits was $12,157,457 at March 31, 2016, compared to $12,054,406 at December 31, 2015 and $14,949,937 at March 31, 2015, and the balance in ICS demand deposits was $5,217,665, $8,637,935 and $2,616,665, respectively.

At March 31, 2016, December 31, 2015 and March 31, 2015, borrowing capacity of approximately $70,329,222, $72,091,633 and $65,626,529, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits.  The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods.  Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	March 31,	December 31,	March 31,
	2016	2015	2015
Long-Term Advances
FHLBB term advance, 0.00%, due February 26, 2021 (1)	$350,000	$0	$0

Short-Term Advances
FHLBB term advances, 0.51%, 0.48% and 0.24% fixed rate, due May 24, 2016, February 26, 2016 and May 29, 2015, respectively	5,000,000	10,000,000	10,000,000
FHLBB term advances, 0.57% and 0.26% fixed rate, due June 29, 2016 and June 26, 2015, respectively	5,000,000	0	5,000,000
	10,000,000	10,000,000	15,000,000

Total Advances	$10,350,000	$10,000,000	$15,000,000

(1)
The Company borrowed $350,000 under the FHLBB’s Jobs for New England (JNE) program, a program dedicated to supporting job growth and economic development throughout New England.  The FHLBB is providing a subsidy, funded by the FHLBB’s earnings, to write down interest rates to zero percent on advances that finance qualifying loans to small businesses. JNE advances must support small business in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities.

The Company has a Borrower-in-Custody (BIC) arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available credit line of $70,424,270, $72,345,479, and $82,862,518, respectively, at March 31, 2016, December 31, 2015 and March 31, 2015.  Credit advances in this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 75 basis points.  The Company had no outstanding advances against this credit line during any of the periods presented.

The Company has unsecured credit lines with two of its correspondent banks with available lines of $7,500,000 as of the Balance Sheet dates presented.  There were no outstanding advances against either of these lines during any of the respective comparison periods.

Securities sold under agreements to repurchase provide another funding source for the Company.  At March 31, 2016, December 31, 2015 and March 31, 2015, the Company had outstanding repurchase agreement balances of $25,149,039, $22,073,238 and $28,229,636, respectively, as of such dates.  These repurchase agreements mature and are repriced daily.

The following table illustrates the changes in shareholders' equity from December 31, 2015 to March 31, 2016:

Balance at December 31, 2015 (book value $9.79 per common share)	$51,414,656
Net income	1,169,494
Issuance of stock through the Dividend Reinvestment Plan	219,241
Dividends declared on common stock	(799,182)
Dividends declared on preferred stock	(21,875)
Unrealized gain on available-for-sale securities during the period, net of tax	221,022
Balance at March 31, 2016 (book value $9.92 per common share)	$52,203,356

The primary objective of the Company’s capital planning process is to balance appropriately the retention of capital to support operations and future growth, with the goal of providing shareholders an attractive return on their investment.  To that end, management monitors capital retention and dividend policies on an ongoing basis.

As described in more detail in the Company’s 2015 Annual Report on Form 10-K in Note 20 to the audited consolidated financial statements contained therein and under the caption “LIQUIDITY AND CAPITAL RESOURCES” in the Management’s Discussion and Analysis section of such report, the Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies pursuant to which they must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items.   Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of March 31, 2016, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded all applicable consolidated regulatory capital guidelines.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as applicable regulatory capital requirements, as of the dates indicated.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions(1):
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2016

Common equity tier 1 capital
(to risk-weighted assets)
Company	$53,128	12.63%	$18,928	4.50%	N/A	N/A
Bank	$52,593	12.52%	$18,908	4.50%	$27,312	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$53,128	12.63%	$25,238	6.00%	N/A	N/A
Bank	$52,593	12.52%	$25,211	6.00%	$33,614	8.00%

Total capital (to risk-weighted assets)
Company	$58,281	13.86%	$33,650	8.00%	N/A	N/A
Bank	$57,746	13.74%	$33,614	8.00%	$42,018	10.00%

Tier 1 capital (to average assets)
Company	$53,128	9.27%	$22,929	4.00%	N/A	N/A
Bank	$52,593	9.18%	$22,910	4.00%	$28,637	5.00%

December 31, 2015:

Common equity tier 1 capital
(to risk-weighted assets)
Company	$52,555	12.38%	$19,100	4.50%	N/A	N/A
Bank	$52,000	12.27%	$19,072	4.50%	$27,549	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$52,555	12.38%	$25,467	6.00%	N/A	N/A
Bank	$52,000	12.27%	$25,430	6.00%	$33,906	8.00%

Total capital (to risk-weighted assets)
Company	$57,610	13.57%	$33,956	8.00%	N/A	N/A
Bank	$57,056	13.46%	$33,906	8.00%	$42,383	10.00%

Tier 1 capital (to average assets)
Company	$52,555	9.01%	$23,324	4.00%	N/A	N/A
Bank	$52,000	8.93%	$23,301	4.00%	$29,126	5.00%

(1)  Applicable to banks, but not bank holding companies.

The table above includes the Basel III regulatory capital ratio requirements that became effective on January 1, 2015.  Beginning in 2016, an additional capital conservation buffer has been added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period.  The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent.  A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers.  As of March 31, 2016, on a pro forma basis both the Company and the Bank would be compliant with the fully phased-in capital conservation buffer requirement.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's management of the credit, liquidity and market risk inherent in its business operations is discussed in Part 1, Item 2 of this report under the captions "CHANGES IN FINANCIAL CONDITION", “COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS” and “LIQUIDITY & CAPITAL RESOURCES”, which are incorporated herein by reference.  Management does not believe that there have been any material changes in the nature or categories of the Company's risk exposures from those disclosed in the Company’s 2015 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  As of March 31, 2016, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of March 31, 2016 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of the Company’s common stock during the three months ended March 31, 2016, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18).

ITEM 6. Exhibits

The following exhibits are filed with this report:

Exhibit 31.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 101--The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three month interim periods ended March 31, 2016 and 2015, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: May 13, 2016	/s/ Stephen P. Marsh
Stephen P. Marsh, Board Chair
& Chief Executive Officer
(Principal Executive Officer)

DATED: May 13, 2016	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)