Form 10-Q
period 2016-06-30
COMMUNITY BANCORP /VT
filed 2016-08-11
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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
YES (  )     NO ( X )

At August 08, 2016, there were 5,026,914 shares outstanding of the Corporation's common stock.

FORM 10-Q
Index
		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4	Controls and Procedures	53

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	53
Item 1A	Risk Factors	54
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 6	Exhibits	59
	Signatures	60

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	June 30,	December 31,	June 30,
Consolidated Balance Sheets	2016	2015	2015
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$20,573,382	$9,479,353	$11,233,651
Federal funds sold and overnight deposits	3,760,906	19,372,537	8,220,300
Total cash and cash equivalents	24,334,288	28,851,890	19,453,951
Securities held-to-maturity (fair value $34,682,000 at 06/30/16,
$44,143,000 at 12/31/15 and $26,055,000 at 06/30/15)	34,013,002	43,354,419	25,738,769
Securities available-for-sale	28,079,675	26,470,400	31,204,034
Restricted equity securities, at cost	2,610,050	2,441,650	3,332,450
Loans held-for-sale	581,250	1,199,400	360,225
Loans	471,567,355	458,119,429	459,482,050
Allowance for loan losses	(5,077,420)	(5,011,878)	(5,095,212)
Deferred net loan costs	320,298	316,491	307,235
Net loans	466,810,233	453,424,042	454,694,073
Bank premises and equipment, net	10,996,815	11,460,207	11,702,753
Accrued interest receivable	1,557,749	1,633,213	1,577,886
Bank owned life insurance (BOLI)	4,572,871	4,520,486	4,466,781
Core deposit intangible	409,036	545,386	681,731
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	409,000	262,000	1,122,500
Other assets	10,259,495	10,397,347	10,589,228
Total assets	$596,207,733	$596,134,709	$576,498,650
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$95,419,388	$93,525,762	$84,396,417
Interest-bearing transaction accounts	106,925,038	130,735,094	111,758,309
Money market funds	70,354,509	81,930,888	71,676,688
Savings	86,733,253	81,731,290	81,578,169
Time deposits, $250,000 and over	14,764,902	9,431,437	9,348,319
Other time deposits	94,786,066	98,131,091	96,309,427
Total deposits	468,983,156	495,485,562	455,067,329
Federal funds purchased and other borrowed funds	30,350,000	10,000,000	30,000,000
Repurchase agreements	26,837,466	22,073,238	24,403,315
Capital lease obligations	515,256	558,365	599,772
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	3,680,616	3,715,888	3,500,041
Total liabilities	543,253,494	544,720,053	526,457,457
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized,
5,236,891 shares issued at 06/30/16, 5,204,517 shares issued
at 12/31/15 and 5,176,128 shares issued at 06/30/15	13,092,228	13,011,293	12,940,320
Additional paid-in capital	30,449,175	30,089,438	29,748,084
Retained earnings	9,302,122	8,482,096	7,475,708
Accumulated other comprehensive income (loss)	233,491	(45,394)	(142)
Less: treasury stock, at cost; 210,101 shares at 06/30/16,
12/31/15 and 06/30/15	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	52,954,239	51,414,656	50,041,193
Total liabilities and shareholders' equity	$596,207,733	$596,134,709	$576,498,650

Book value per common share outstanding	$10.04	$9.79	$9.57

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary	Three Months Ended June 30,
Consolidated Statements of Income	2016	2015
(Unaudited)
Interest income
Interest and fees on loans	$5,478,997	$5,346,764
Interest on debt securities
Taxable	128,197	102,608
Tax-exempt	322,150	276,254
Dividends	29,334	23,788
Interest on federal funds sold and overnight deposits	4,700	1,770
Total interest income	5,963,378	5,751,184

Interest expense
Interest on deposits	508,701	529,181
Interest on federal funds purchased and other borrowed funds	34,245	23,535
Interest on repurchase agreements	19,314	17,933
Interest on junior subordinated debentures	114,735	101,655
Total interest expense	676,995	672,304

Net interest income	5,286,383	5,078,880
Provision for loan losses	150,000	150,000
Net interest income after provision for loan losses	5,136,383	4,928,880

Non-interest income
Service fees	655,540	642,981
Income from sold loans	231,297	247,565
Other income from loans	210,703	186,433
Net realized gain on sale of securities available-for-sale	0	2,723
Other income	221,159	224,779
Total non-interest income	1,318,699	1,304,481

Non-interest expense
Salaries and wages	1,725,000	1,683,200
Employee benefits	685,082	672,527
Occupancy expenses, net	606,358	609,365
Other expenses	1,658,740	1,814,748
Total non-interest expense	4,675,180	4,779,840

Income before income taxes	1,779,902	1,453,521
Income tax expense	484,703	375,817
Net income	$1,295,199	$1,077,704

Earnings per common share	$0.25	$0.21
Weighted average number of common shares
used in computing earnings per share	5,016,097	4,954,879
Dividends declared per common share	$0.16	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary	Six Months Ended June 30,
Consolidated Statements of Income	2016	2015
(Unaudited)
Interest income
Interest and fees on loans	$10,849,421	$10,811,025
Interest on debt securities
Taxable	255,646	207,647
Tax-exempt	602,247	547,380
Dividends	58,713	47,671
Interest on federal funds sold and overnight deposits	15,606	4,260
Total interest income	11,781,633	11,617,983

Interest expense
Interest on deposits	1,025,295	1,121,638
Interest on federal funds purchased and other borrowed funds	53,403	38,276
Interest on repurchase agreements	37,305	37,570
Interest on junior subordinated debentures	224,254	202,333
Total interest expense	1,340,257	1,399,817

Net interest income	10,441,376	10,218,166
Provision for loan losses	250,000	300,000
Net interest income after provision for loan losses	10,191,376	9,918,166

Non-interest income
Service fees	1,273,219	1,274,418
Income from sold loans	452,491	448,240
Other income from loans	406,591	320,632
Net realized gain on sale of securities available-for-sale	0	2,723
Other income	424,249	471,253
Total non-interest income	2,556,550	2,517,266

Non-interest expense
Salaries and wages	3,450,000	3,338,352
Employee benefits	1,370,164	1,336,680
Occupancy expenses, net	1,252,104	1,299,667
Other expenses	3,285,204	3,501,869
Total non-interest expense	9,357,472	9,476,568

Income before income taxes	3,390,454	2,958,864
Income tax expense	925,761	771,320
Net income	$2,464,693	$2,187,544

Earnings per common share	$0.48	$0.43
Weighted average number of common shares
used in computing earnings per share	5,008,121	4,946,734
Dividends declared per common share	$0.32	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended June 30,
	2016	2015

Net income	$1,295,199	$1,077,704

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on available-for-sale securities
arising during the period	87,670	(189,219)
Reclassification adjustment for gain realized in income	0	(2,723)
Unrealized gain (loss) during the year	87,670	(191,942)
Tax effect	(29,808)	65,260
Other comprehensive income (loss), net of tax	57,862	(126,682)
Total comprehensive income	$1,353,061	$951,022

	Six Months Ended June 30,
	2016	2015

Net income	$2,464,693	$2,187,544

Other comprehensive income, net of tax:
Unrealized holding gain on available-for-sale securities
arising during the period	422,553	13,785
Reclassification adjustment for gain realized in income	0	(2,723)
Unrealized gain during the year	422,553	11,062
Tax effect	(143,668)	(3,761)
Other comprehensive income, net of tax	278,885	7,301
Total comprehensive income	$2,743,578	$2,194,845

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six Months Ended June 30,
	2016	2015

Cash Flows from Operating Activities:
Net income	$2,464,693	$2,187,544
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	514,925	487,192
Provision for loan losses	250,000	300,000
Deferred income tax	(182,039)	(147,121)
Gain on sale of securities available-for-sale	0	(2,723)
Gain on sale of loans	(212,500)	(194,924)
Loss (gain) on sale of OREO	4,965	(51)
Income from Trust LLC	(183,581)	(175,191)
Amortization of bond premium, net	65,277	95,186
Write down of OREO	26,000	45,320
Proceeds from sales of loans held for sale	11,538,775	11,515,834
Originations of loans held for sale	(10,708,125)	(11,654,885)
Increase (decrease) in taxes payable	164,820	(1,225)
Decrease in interest receivable	75,464	120,562
Decrease in mortgage servicing rights	28,931	13,547
Increase in other assets	(126,928)	(391,951)
Increase in cash surrender value of BOLI	(52,385)	(53,207)
Amortization of core deposit intangible	136,350	136,350
Amortization of limited partnerships	292,980	282,666
Increase in unamortized loan costs	(3,807)	(3,841)
Increase (decrease) in interest payable	8,020	(16,375)
Decrease in accrued expenses	(49,844)	(69,111)
Increase (decrease) in other liabilities	4,964	(17,813)
Net cash provided by operating activities	4,056,955	2,455,783

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	22,584,457	21,967,164
Purchases	(13,243,040)	(5,894,988)
Investments - available-for-sale
Maturities, calls, pay downs and sales	3,954,848	9,659,289
Purchases	(5,206,847)	(7,997,830)
Purchases of restricted equity securities	(168,400)	0
Increase in limited partnership contributions payable	0	975,000
Investments in limited partnerships	0	(975,500)
Increase in loans, net	(14,070,392)	(11,925,533)
Capital expenditures for bank premises and equipment	(51,533)	(700,995)
Proceeds from sales of OREO	217,143	141,051
Recoveries of loans charged off	42,900	67,276
Net cash (used in) provided by investing activities	(5,940,864)	5,314,934

	2016	2015

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(21,916,430)	(17,992,615)
Net decrease in money market and savings accounts	(6,574,416)	(12,594,989)
Net increase (decrease) in time deposits	1,988,440	(7,364,530)
Net increase (decrease) in repurchase agreements	4,764,228	(4,139,646)
Net increase in short-term borrowings	20,000,000	30,000,000
Proceeds from long-term borrowings	350,000	0
Decrease in capital lease obligations	(43,109)	(39,772)
Dividends paid on preferred stock	(43,750)	(40,625)
Dividends paid on common stock	(1,158,656)	(1,106,763)
Net cash used in financing activities	(2,633,693)	(13,278,940)

Net decrease in cash and cash equivalents	(4,517,602)	(5,508,223)
Cash and cash equivalents:
Beginning	28,851,890	24,962,174
Ending	$24,334,288	$19,453,951

Supplemental Schedule of Cash Paid During the Period:
Interest	$1,332,237	$1,416,192

Income taxes, net of refunds	$650,000	$637,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$422,553	$11,062

Loans transferred to OREO	$395,108	$70,500

Common Shares Dividends Paid:
Dividends declared	$1,600,917	$1,581,145
Increase in dividends payable attributable to dividends declared	(1,589)	(1,466)
Dividends reinvested	(440,672)	(472,916)
	$1,158,656	$1,106,763

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company is evaluating the potential impact of the ASU on its consolidated financial statements.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

	Three Months Ended June 30,
	2016	2015

Net income, as reported	$1,295,199	$1,077,704
Less: dividends to preferred shareholders	21,875	20,312
Net income available to common shareholders	$1,273,324	$1,057,392
Weighted average number of common shares
used in calculating earnings per share	5,016,097	4,954,879
Earnings per common share	$0.25	$0.21

	Six Months Ended June 30,
	2016	2015

Net income, as reported	$2,464,693	$2,187,544
Less: dividends to preferred shareholders	43,750	40,625
Net income available to common shareholders	$2,420,943	$2,146,919
Weighted average number of common shares
used in calculating earnings per share	5,008,121	4,946,734
Earnings per common share	$0.48	$0.43

Note 4.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

June 30, 2016
U.S. Government sponsored enterprise (GSE) debt securities	$11,752,750	$138,140	$0	$11,890,890
Agency mortgage-backed securities (Agency MBS)	13,000,152	166,905	15,410	13,151,647
Other investments	2,973,000	64,138	0	3,037,138
	$27,725,902	$369,183	$15,410	$28,079,675

December 31, 2015
U.S. GSE debt securities	$12,832,059	$22,523	$22,139	$12,832,443
Agency MBS	10,734,121	0	69,637	10,664,484
Other investments	2,973,000	5,046	4,573	2,973,473
	$26,539,180	$27,569	$96,349	$26,470,400

June 30, 2015
U.S. GSE debt securities	$14,862,842	$59,687	$14,425	$14,908,104
U.S. Government securities	2,991,281	11,688	0	3,002,969
Agency MBS	11,614,125	356	54,708	11,559,773
Other investments	1,736,000	904	3,716	1,733,188
	$31,204,248	$72,635	$72,849	$31,204,034

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

June 30, 2016
States and political subdivisions	$34,013,002	$668,998	$0	$34,682,000

December 31, 2015
States and political subdivisions	$43,354,419	$788,581	$0	$44,143,000

June 30, 2015
States and political subdivisions	$25,738,769	$316,231	$0	$26,055,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

U.S. GSE debt securities, Agency MBS securities and certificates of deposit (CDs) held for investment with a book value of $27,725,902 and a fair value of $28,079,675 collateralized repurchase agreements at June 30, 2016. These repurchase agreements mature daily.

The scheduled maturities of debt securities AFS were as follows:

	Amortized	Fair
	Cost	Value
June 30, 2016
Due in one year or less	$1,000,000	$1,003,413
Due from one to five years	12,480,750	12,674,932
Due from five to ten years	1,245,000	1,249,683
Agency MBS	13,000,152	13,151,647
	$27,725,902	$28,079,675

December 31, 2015
Due in one year or less	$3,077,544	$3,086,317
Due from one to five years	12,482,515	12,474,599
Due from five to ten years	245,000	245,000
Agency MBS	10,734,121	10,664,484
	$26,539,180	$26,470,400

June 30, 2015
Due in one year or less	$5,115,547	$5,133,829
Due from one to five years	14,474,576	14,510,432
Agency MBS	11,614,125	11,559,773
	$31,204,248	$31,204,034

Because the actual maturities of Agency MBS usually differ from their contractual maturities due to the right of borrowers to prepay the underlying mortgage loans, usually without penalty, those securities are not presented in the table by contractual maturity date.

The scheduled maturities of debt securities HTM were as follows:

	Amortized	Fair
	Cost	Value*
June 30, 2016
Due in one year or less	$11,824,312	$11,824,000
Due from one to five years	4,152,445	4,320,000
Due from five to ten years	3,466,701	3,634,000
Due after ten years	14,569,544	14,904,000
	$34,013,002	$34,682,000

December 31, 2015
Due in one year or less	$27,731,133	$27,731,000
Due from one to five years	4,015,553	4,213,000
Due from five to ten years	3,149,531	3,347,000
Due after ten years	8,458,202	8,852,000
	$43,354,419	$44,143,000

June 30, 2015
Due in one year or less	$12,851,025	$12,851,000
Due from one to five years	4,101,928	4,181,000
Due from five to ten years	2,166,612	2,246,000
Due after ten years	6,619,204	6,777,000
	$25,738,769	$26,055,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

There were no debt securities HTM in an unrealized loss position as of the balance sheet dates. Debt securities AFS with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2016
Agency MBS	$1,548,890	$15,410	$0	$0	$1,548,890	$15,410

December 31, 2015
U.S. GSE debt securities	$6,243,373	$22,139	$0	$0	$6,243,373	$22,139
Agency MBS	10,664,484	69,637	0	0	10,664,484	69,637
Other investments	1,483,427	4,573	0	0	1,483,427	4,573
	$18,391,284	$96,349	$0	$0	$18,391,284	$96,349

June 30, 2015
U.S. GSE debt securities	$4,235,402	$9,709	$995,284	$4,716	$5,230,686	$14,425
Agency MBS	10,702,696	54,708	0	0	10,702,696	54,708
Other investments	1,236,283	3,716	0	0	1,236,283	3,716
	$16,174,381	$68,133	$995,284	$4,716	$17,169,665	$72,849

Debt securities in the table above consisted of three Agency MBS securities at June 30, 2016, six U.S. GSE debt securities, twelve Agency MBS and six CDs held for investment at December 31, 2015, and five U.S. GSE debt securities, eleven Agency MBS securities and five CDs at June 30, 2015. The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition. As of June 30, 2016, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be other than temporary.

Note 5. Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	June 30,	December 31,	June 30,
	2016	2015	2015

Commercial & industrial	$72,878,438	$65,191,124	$73,561,125
Commercial real estate	185,950,674	178,206,542	172,565,221
Residential real estate - 1st lien	161,361,864	162,760,273	162,109,916
Residential real estate - Junior (Jr) lien	44,078,168	44,720,266	43,816,552
Consumer	7,298,211	7,241,224	7,429,236
	471,567,355	458,119,429	459,482,050
Deduct (add):
Allowance for loan losses	5,077,420	5,011,878	5,095,212
Deferred net loan costs	(320,298)	(316,491)	(307,235)
	4,757,122	4,695,387	4,787,977
Net Loans	$466,810,233	$453,424,042	$454,694,073

The following is an age analysis of past due loans (including non-accrual), by portfolio segment:

							90 Days or
		90 Days	Total			Non-Accrual	More
June 30, 2016	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$62,073	$120,111	$182,184	$72,696,254	$72,878,438	$256,456	$120,111
Commercial real estate	793,208	432,638	1,225,846	184,724,828	185,950,674	966,071	406,451
Residential real estate
- 1st lien	1,432,806	905,157	2,337,963	159,023,901	161,361,864	1,467,171	694,007
- Jr lien	212,319	0	212,319	43,865,849	44,078,168	377,911	0
Consumer	83,668	0	83,668	7,214,543	7,298,211	0	0
Total	$2,584,074	$1,457,906	$4,041,980	$467,525,375	$471,567,355	$3,067,609	$1,220,569

							90 Days or
		90 Days	Total			Non-Accrual	More
December 31, 2015	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$224,997	$168,244	$393,241	$64,797,883	$65,191,124	$441,103	$13,556
Commercial real estate	888,994	560,439	1,449,433	176,757,109	178,206,542	2,400,757	45,356
Residential real estate
- 1st lien	2,875,768	1,408,551	4,284,319	158,475,954	162,760,273	2,009,079	801,241
- Jr lien	521,373	63,031	584,404	44,135,862	44,720,266	386,132	63,031
Consumer	83,343	0	83,343	7,157,881	7,241,224	0	0
Total	$4,594,475	$2,200,265	$6,794,740	$451,324,689	$458,119,429	$5,237,071	$923,184

							90 Days or
		90 Days	Total			Non-Accrual	More
June 30, 2015	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$177,758	$174,184	$351,942	$73,209,183	$73,561,125	$767,235	$0
Commercial real estate	740,547	239,619	980,166	171,585,055	172,565,221	1,909,917	5,313
Residential real estate
- 1st lien	2,222,425	828,694	3,051,119	159,058,797	162,109,916	1,927,300	528,211
- Jr lien	346,444	82,021	428,465	43,388,087	43,816,552	311,571	82,021
Consumer	38,159	8,987	47,146	7,382,090	7,429,236	0	8,987
Total	$3,525,333	$1,333,505	$4,858,838	$454,623,212	$459,482,050	$4,916,023	$624,532

For all loan segments, loans over 30 days past due are considered delinquent.

As of June 30, 2016, there were three residential mortgage loans in process of foreclosure totaling $84,458, compared to five residential mortgage loans totaling $400,905 as of December 31, 2015, and four residential mortgages loans totaling $403,526 as of June 30, 2015.

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

The tables below summarize changes in the allowance for loan losses and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended June 30, 2016
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$730,375	$2,295,303	$1,338,927	$423,025	$58,456	$263,402	$5,109,488
Charge-offs	0	0	(192,237)	0	(7,298)	0	(199,535)
Recoveries	1,180	0	5,374	60	10,853	0	17,467
Provision (credit)	93,687	21,663	142,208	(9,003)	18,549	(117,104)	150,000
Ending balance	$825,242	$2,316,966	$1,294,272	$414,082	$80,560	$146,298	$5,077,420

As of or for the six months ended June 30, 2016
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$712,902	$2,152,678	$1,368,028	$422,822	$75,689	$279,759	$5,011,878
Charge-offs	(10,836)	0	(192,549)	0	(23,973)	0	(227,358)
Recoveries	20,475	0	5,686	120	16,619	0	42,900
Provision (credit)	102,701	164,288	113,107	(8,860)	12,225	(133,461)	250,000
Ending balance	$825,242	$2,316,966	$1,294,272	$414,082	$80,560	$146,298	$5,077,420

Allowance for loan losses
Evaluated for impairment
Individually	$0	$0	$59,900	$121,500	$0	$0	$181,400
Collectively	825,242	2,316,966	1,234,372	292,582	80,560	146,298	4,896,020
Total	$825,242	$2,316,966	$1,294,272	$414,082	$80,560	$146,298	$5,077,420

Loans evaluated for impairment
Individually	$191,919	$895,626	$1,990,686	$373,028	$0		$3,451,259
Collectively	72,686,519	185,055,048	159,371,178	43,705,140	7,298,211		468,116,096
Total	$72,878,438	$185,950,674	$161,361,864	$44,078,168	$7,298,211		$471,567,355

As of or for the year ended December 31, 2015
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$646,719	$2,311,936	$1,270,766	$321,099	$118,819	$236,535	$4,905,874
Charge-offs	(200,900)	(14,783)	(150,947)	(66,104)	(69,632)	0	(502,366)
Recoveries	59,264	0	6,042	240	32,824	0	98,370
Provision (credit)	207,819	(144,475)	242,167	167,587	(6,322)	43,224	510,000
Ending balance	$712,902	$2,152,678	$1,368,028	$422,822	$75,689	$279,759	$5,011,878

Allowance for loan losses
Evaluated for impairment
Individually	$0	$0	$25,100	$114,600	$0	$0	$139,700
Collectively	712,902	2,152,678	1,342,928	308,222	75,689	279,759	4,872,178
Total	$712,902	$2,152,678	$1,368,028	$422,822	$75,689	$279,759	$5,011,878

Loans evaluated for impairment
Individually	$286,436	$2,551,748	$1,419,808	$234,004	$0		$4,491,996
Collectively	64,904,688	175,654,794	161,340,465	44,486,262	7,241,224		453,627,433
Total	$65,191,124	$178,206,542	$162,760,273	$44,720,266	$7,241,224		$458,119,429

As of or for the three months ended June 30, 2015
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$ 750,491	$ 2,325,111	$ 1,322,017	$ 321,407	$ 86,084	$ 197,939	$ 5,003,049
Charge-offs	0	0	(78,700)	0	(22,816)	0	(101,516)
Recoveries	37,306	0	0	60	6,313	0	43,679
Provision (credit)	93,297	(340,552)	115,187	30,658	(5,768)	257,178	150,000
Ending balance	$ 881,094	$ 1,984,559	$ 1,358,504	$ 352,125	$ 63,813	$ 455,117	$ 5,095,212

As of or for the six months ended June 30, 2015
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$ 646,719	$ 2,311,936	$ 1,270,766	$ 321,099	$ 118,819	$ 236,535	$ 4,905,874
Charge-offs	(35,059)	0	(94,575)	(20,199)	(28,105)	0	(177,938)
Recoveries	42,913	0	6,042	120	18,201	0	67,276
Provision (credit)	226,521	(327,377)	176,271	51,105	(45,102)	218,582	300,000
Ending balance	$ 881,094	$ 1,984,559	$ 1,358,504	$ 352,125	$ 63,813	$ 455,117	$ 5,095,212

Allowance for loan losses
Evaluated for impairment
Individually	$ 70,000	$ 0	$ 71,800	$ 47,500	$ 0	$ 0	$ 189,300
Collectively	811,094	1,984,559	1,286,704	304,625	63,813	455,117	4,905,912
Total	$ 881,094	$ 1,984,559	$ 1,358,504	$ 352,125	$ 63,813	$ 455,117	$ 5,095,212

Loans evaluated for impairment
Individually	$ 594,176	$ 1,845,751	$ 1,345,820	$ 238,623	$ 0		$ 4,024,370
Collectively	72,966,949	170,719,470	160,764,096	43,577,929	7,429,236		455,457,680
Total	$ 73,561,125	$ 172,565,221	$ 162,109,916	$ 43,816,552	$ 7,429,236		$ 459,482,050

Impaired loans, by portfolio segment, were as follows:

	As of June 30, 2016
		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
	Investment	Balance	Allowance	Investment(1)	Investment(2)

With an allowance recorded
Residential real estate - 1st lien	$ 871,603	$ 1,027,861	$ 59,900	$ 435,802	$ 209,078
Residential real estate - Jr lien	293,587	348,757	121,500	262,589	151,836
	1,165,190	1,376,618	181,400	698,391	360,914

With no related allowance recorded
Commercial & industrial	191,919	263,839		198,137	136,542
Commercial real estate	895,626	953,181		901,468	870,937
Residential real estate - 1st lien	1,119,083	1,319,907		918,378	616,555
Residential real estate - Jr lien	79,441	87,675		39,721	15,888
	2,286,069	2,624,602		2,057,704	1,639,922

Total	$ 3,451,259	$ 4,001,220	$ 181,400	$ 2,756,095	$ 2,000,836

(1) For the three months ended June 30, 2016
(2) For the six months ended June 30, 2016

	As of December 31, 2015			2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

With an allowance recorded
Commercial & industrial	$ 0	$ 0	$ 0	$ 37,359
Commercial real estate	0	0	0	40,902
Residential real estate - 1st lien	173,788	182,251	25,100	228,273
Residential real estate - Jr lien	234,004	284,227	114,600	155,207
	407,792	466,478	139,700	461,741

With no related allowance recorded
Commercial & industrial	286,436	366,387		446,817
Commercial real estate	2,551,748	2,776,729		2,151,713
Residential real estate - 1st lien	1,246,020	1,460,402		973,572
Residential real estate - Jr lien	0	0		113,964
	4,084,204	4,603,518		3,686,066

Total	$ 4,491,996	$ 5,069,996	$ 139,700	$ 4,147,807

	As of June 30, 2015
		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
	Investment	Balance	Allowance	Investment(1)	Investment(2)

With an allowance recorded
Commercial & industrial	$ 91,940	$ 94,826	$ 70,000	$ 93,398	$ 37,359
Commercial real estate	0	0	0	0	40,902
Residential real estate - 1st lien	249,989	284,200	71,800	302,937	144,196
Residential real estate - Jr lien	238,623	284,202	47,500	152,865	61,146
	$ 580,552	$ 663,228	$ 189,300	$ 549,200	$ 283,603

With no related allowance recorded
Commercial & industrial	$ 502,236	$ 560,173		$ 555,057	$ 300,144
Commercial real estate	1,845,751	1,856,008		1,976,769	1,136,004
Residential real estate - 1st lien	1,095,831	1,470,050		780,255	433,329
Residential real estate - Jr lien	0	0		120,465	113,964
	$ 3,443,818	$ 3,886,231		$ 3,432,546	$ 1,983,441

Total	$ 4,024,370	$ 4,549,459	$ 189,300	$ 3,981,746	$ 2,267,044

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of June 30, 2016
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$ 70,175,375	$ 173,220,709	$ 158,425,776	$ 43,400,606	$ 7,298,211	$ 452,520,677
Group B	1,764,165	4,318,817	587,586	156,846	0	6,827,414
Group C	938,898	8,411,148	2,348,502	520,716	0	12,219,264
Total	$ 72,878,438	$ 185,950,674	$ 161,361,864	$ 44,078,168	$ 7,298,211	$ 471,567,355

As of December 31, 2015
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$ 59,764,081	$ 168,326,527	$ 158,834,849	$ 44,041,594	$ 7,241,224	$ 438,208,275
Group B	4,724,729	4,529,493	599,516	212,508	0	10,066,246
Group C	702,314	5,350,522	3,325,908	466,164	0	9,844,908
Total	$ 65,191,124	$ 178,206,542	$ 162,760,273	$ 44,720,266	$ 7,241,224	$ 458,119,429

As of June 30, 2015
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$ 70,152,385	$ 162,191,020	$ 158,224,270	$ 43,196,452	$ 7,420,249	$ 441,184,376
Group B	2,451,677	4,819,930	231,391	228,892	0	7,731,890
Group C	957,063	5,554,271	3,654,255	391,208	8,987	10,565,784
Total	$ 73,561,125	$ 172,565,221	$ 162,109,916	$ 43,816,552	$ 7,429,236	$ 459,482,050

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

New TDRs, by portfolio segment, during the periods presented were as follows:

	Three months ended June 30, 2016			Six months ended June 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Residential real estate
- 1st lien	0	$ 0	$ 0	5	$ 395,236	$ 412,923
- Jr lien	1	52,558	54,637	2	62,819	64,977
Total	1	$ 52,558	$ 54,637	7	$ 458,055	$ 477,900

	Year ended December 31, 2015
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial & industrial	2	$ 199,134	$ 204,142
Commercial real estate	3	581,431	616,438
Residential real estate
- 1st lien	12	1,229,100	1,303,228
- Jr lien	2	117,746	121,672
Total	19	$ 2,127,411	$ 2,245,480

	Three months ended June 30, 2015			Six months ended June 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial & industrial	3	$ 198,999	$ 198,829	3	$ 198,999	$ 198,829
Residential real estate
- 1st lien	3	618,317	660,196	8	962,646	1,021,102
- Jr lien	0	0	0	2	117,745	121,672
Total	6	$ 817,316	$ 859,025	13	$ 1,279,390	$ 1,341,603

The TDR’s for which there was a payment default during the twelve month periods presented were as follows:

Twelve months ended June 30, 2016
	Number of	Recorded
	Contracts	Investment
Commercial	1	$ 71,808
Commercial real estate	2	373,767
Residential real estate - 1st lien	1	58,792
Total	4	$ 504,367

Year ended December 31, 2015
	Number of	Recorded
	Contracts	Investment

Commercial real estate	1	$ 149,514
Residential real estate - 1st lien	4	286,803
Residential real estate - Jr lien	1	69,828
Total	6	$ 506,145

Twelve months ended June 30, 2015
	Number of	Recorded
	Contracts	Investment

Commercial	1	$ 82,336
Residential real estate - 1st lien	3	258,568
Total	4	$ 340,904

TDRs are treated as other impaired loans and carry individual specific reserves with respect to the calculation of the allowance for loan losses. These loans are categorized as non-performing, may be past due, and are generally adversely risk rated. The TDRs that have defaulted under their restructured terms are generally in collection status and their reserve is typically calculated using the fair value of collateral method. At June 30, 2016, the specific allocation related to TDRs was approximately $68,500 compared to $25,100 at December 31, 2015 and $104,600 at June 30, 2015.

As of the balance sheet dates, the Company was not contractually committed to lend additional funds to debtors with impaired or non-accrual loans. The Company is contractually committed to lend on one Small Business Administration (SBA) guaranteed line of credit to a borrower whose lending relationship was previously restructured, but was no longer considered impaired for disclosure purposes.

Note 6. Transactions with Related Parties

Certain Related Party Loans

Some of the incumbent directors, nominees and executive officers of the Company, and some of the corporations and firms with which these individuals are associated, are customers of the Bank in the ordinary course of business, or have loans outstanding from the Bank (referred to in this discussion as “related party loans”), and it is anticipated that they will continue to be customers of and indebted to the Bank in the future. All such related party loans were made in the ordinary course of business, and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable Bank transactions with unaffiliated persons, although directors were generally allowed the lowest interest rate given to others on comparable loans.  Except as disclosed in the following paragraph, none of such related party loans represent more than the normal risk of collectability or present other unfavorable features.

As previously reported, the Bank has loans to two related commercial enterprises in which one of the Company’s Directors is a 35% non-controlling equity owner. The aggregate outstanding balance of principal and accrued interest for these loans as of June 30, 2016 was $3,324,950.  The loans are cross-collateralized, with collateral consisting primarily of real estate and equipment, and are also cross-guaranteed by the two borrower entities.  The loans are further secured by guaranties of the two principals of the borrower entities.  As of June 30, 2016, the loans were considered by management to be potential problem loans and the Bank has subsequently declared the two borrower entities to be in default under their loan agreements.  Unless the defaults are timely cured to the Bank’s satisfaction, it will proceed with collection of the two loans in accordance with its normal collection practices. The Bank believes that the value of the collateral exceeds the aggregate amount of the indebtedness and does not expect to incur a loss on the loans, although liquidation of the collateral may take longer than originally anticipated.

Note 7. Goodwill and Other Intangible Assets

As a result of the merger with LyndonBank on December 31, 2007, the Company recorded goodwill amounting to $11,574,269. The goodwill is not amortizable and is not deductible for tax purposes.

The Company also recorded $4,161,000 of acquired identified intangible assets representing the core deposit intangible which is subject to amortization as a non-interest expense over a ten year period. The accumulated amortization expense was $3,751,964 and $3,479,269 as of June 30, 2016 and 2015, respectively.

Amortization expense for the core deposit intangible for the first six months of 2016 and 2015 was $136,350. As of June 30, 2016, the remaining annual amortization expense related to the core deposit intangible, absent any impairment, is expected to be as follows:

2016	$ 136,345
2017	272,691
Total remaining core deposit intangible	$ 409,036

Management evaluates goodwill for impairment annually and the core deposit intangible for impairment if conditions warrant. As of the date of the most recent evaluation (December 31, 2015), management concluded that no impairment existed in either category.

Note 8. Fair Value

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

Accrued interest:  The carrying amounts of accrued interest approximate their fair values. Due to their short-term nature the Company classifies accrued interest as Level 2.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

June 30, 2016	Level 2
Assets: (market approach)
U.S. GSE debt securities	$ 11,890,890
Agency MBS	13,151,647
Other investments	3,037,138
Total	$ 28,079,675

December 31, 2015	Level 2
Assets: (market approach)
U.S. GSE debt securities	$ 12,832,443
Agency MBS	10,664,484
Other investments	2,973,473
Total	$ 26,470,400

June 30, 2015	Level 1	Level 2
Assets: (market approach)
U.S. GSE debt securities	$ 0	$ 14,908,104
U.S. Government securities	3,002,969	0
Agency MBS	0	11,559,773
Other investments	0	1,733,188
Total	$ 3,002,969	$ 28,201,065

There were no transfers of assets between Levels during any of the periods presented. There were no Level 1 assets or liabilities measured on a recurring basis as of June 30, 2016 or December 31, 2015, and there were no Level 3 assets or liabilities measured on a recurring basis as of any of the balance sheet dates presented.

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

Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

June 30, 2016	Level 2
Assets: (market approach)
Residential mortgage servicing rights	$ 1,264,148
Impaired loans, net of related allowance	983,790
OREO	409,000

December 31, 2015
Assets: (market approach)
Residential mortgage servicing rights	$ 1,293,079
Impaired loans, net of related allowance	268,092
OREO	262,000

June 30, 2015
Assets: (market approach)
Residential mortgage servicing rights	$ 1,298,418
Impaired loans, net of related allowance	391,252
OREO	1,122,500

There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented.

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company's financial instruments were as follows:

June 30, 2016		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$ 24,334	$ 24,334	$ 0	$ 0	$ 24,334
Securities held-to-maturity	34,013	0	34,682	0	34,682
Securities available-for-sale	28,080	0	28,080	0	28,080
Restricted equity securities	2,610	0	2,610	0	2,610
Loans and loans held-for-sale
Commercial & industrial	72,030	0	192	73,096	73,288
Commercial real estate	183,577	0	896	188,112	189,008
Residential real estate - 1st lien	160,599	0	1,931	162,930	164,860
Residential real estate - Jr lien	43,650	0	252	44,080	44,333
Consumer	7,215	0	0	7,533	7,533
Mortgage servicing rights	1,264	0	1,333	0	1,333
Accrued interest receivable	1,558	0	1,558	0	1,558

Financial liabilities:
Deposits
Other deposits	448,752	0	449,061	0	449,061
Brokered deposits	20,231	0	20,237	0	20,237
Federal funds purchased and short-term borrowings	30,000	0	30,000	0	30,000
Long-term borrowings	350	0	328	0	328
Repurchase agreements	26,837	0	26,837	0	26,837
Capital lease obligations	515	0	515	0	515
Subordinated debentures	12,887	0	12,853	0	12,853
Accrued interest payable	61	0	61	0	61

December 31, 2015		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$ 28,852	$ 28,852	$ 0	$ 0	$ 28,852
Securities held-to-maturity	43,354	0	44,143	0	44,143
Securities available-for-sale	26,470	0	26,470	0	26,470
Restricted equity securities	2,442	0	2,442	0	2,442
Loans and loans held-for-sale
Commercial & industrial	64,438	0	286	65,399	65,685
Commercial real estate	175,945	0	2,552	178,502	181,054
Residential real estate - 1st lien	162,492	0	1,395	164,959	166,354
Residential real estate - Jr lien	44,270	0	119	44,939	45,058
Consumer	7,161	0	0	7,482	7,482
Mortgage servicing rights	1,293	0	1,497	0	1,497
Accrued interest receivable	1,633	0	1,633	0	1,633
Financial liabilities:
Deposits
Other deposits	467,851	0	467,514	0	467,514
Brokered deposits	27,635	0	27,640	0	27,640
Federal funds purchased and short-term borrowings	10,000	0	10,000	0	10,000
Repurchase agreements	22,073	0	22,073	0	22,073
Capital lease obligations	558	0	558	0	558
Subordinated debentures	12,887	0	12,851	0	12,851
Accrued interest payable	53	0	53	0	53

June 30, 2015		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$ 19,454	$ 19,454	$ 0	$ 0	$ 19,454
Securities held-to-maturity	25,739	0	26,055	0	26,055
Securities available-for-sale	31,204	3,003	28,201	0	31,204
Restricted equity securities	3,332	0	3,332	0	3,332
Loans and loans held-for-sale
Commercial & industrial	72,607	0	524	73,638	74,162
Commercial real estate	170,410	0	1,846	174,080	175,926
Residential real estate - 1st lien	160,951	0	1,274	164,014	165,288
Residential real estate - Jr lien	43,421	0	191	44,160	44,351
Consumer	7,358	0	0	7,695	7,695
Mortgage servicing rights	1,298	0	1,496	0	1,496
Accrued interest receivable	1,578	0	1,578	0	1,578

Financial liabilities:
Deposits
Other deposits	432,657	0	432,533	0	432,533
Brokered deposits	22,410	0	22,426	0	22,426
Federal funds purchased and short-term borrowings	30,000	0	30,000	0	30,000
Repurchase agreements	24,403	0	24,403	0	24,403
Capital lease obligations	600	0	600	0	600
Subordinated debentures	12,887	0	12,856	0	12,856
Accrued interest payable	47	0	47	0	47

Note 9. Loan Servicing

The following table shows the changes in the carrying amount of the mortgage servicing rights, included in other assets in the consolidated balance sheets, for the periods indicated:

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2016	December 31, 2015	June 30, 2015

Balance at beginning of year	$ 1,293,079	$ 1,311,965	$ 1,311,965
Mortgage servicing rights capitalized	98,054	230,818	112,687
Mortgage servicing rights amortized	(134,499)	(257,921)	(128,791)
Change in valuation allowance	7,514	8,217	2,557
Balance at end of period	$ 1,264,148	$ 1,293,079	$ 1,298,418

Note 10. Legal Proceedings

In the normal course of business, the Company and its subsidiary are involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 11. Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by U.S. GAAP. On June 9, 2016, the Company declared a cash dividend of $0.16 per common share payable August 1, 2016 to shareholders of record as of July 15, 2016. This dividend, amounting to $801,734, was accrued at June 30, 2016.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Period Ended June 30, 2016

The following discussion analyzes the consolidated financial condition of Community Bancorp. (the Company) and its wholly-owned subsidiary, Community National Bank (the Bank), as of June 30, 2016, December 31, 2015 and June 30, 2015, and its consolidated results of operations for the three- and six-month interim periods presented. The Company is considered a “smaller reporting company” under applicable regulations of the Securities and Exchange Commission (SEC) and is therefore eligible for relief from certain disclosure requirements.

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

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (1) general economic conditions, either nationally, regionally or locally deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services; (2) competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial services industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way as to reduce the Company's interest rate spread or margin; (4) changes in laws or government rules, including the rules of the federal Consumer Financial Protection Bureau, or the way in which courts or government agencies interpret or implement those laws or rules, increase our costs of doing business causing us to limit or change our product offerings or pricing, or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) changes in the level of nonperforming assets and charge-offs; (7) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (8) changes in consumer and business spending, borrowing and savings habits; (9) the effect of changes to the calculation of the Company’s regulatory capital ratios under the Basel III capital framework which, among other things, requires additional regulatory capital, and changes the framework for risk-weighting of certain assets; (10) the effect of and changes in the United States monetary and fiscal policies, including the interest rate policies of the Federal Reserve Board (FRB) and its regulation of the money supply; and (11) adverse changes in the credit rating of U.S. government debt.

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

OVERVIEW

The Company’s consolidated assets at June 30, 2016 were $596,207,733, an increase of $73,024 or 0.01% from December 31, 2015 and an increase of $19,709,083, or 3.4%, from June 30, 2015. Although total assets remained relatively unchanged from year end, during the first six months of 2016, loan balances increased $13,447,926, or 2.9% but that growth was offset by decreases of $9,341,417, or 21.6% in maturing municipal investments and $4,517,602, or 15.7% in cash balances. The decrease in municipal investments is cyclical in nature as June 30 is the end of the annual municipal finance cycle for school districts in Vermont. Tax anticipation loans for fiscal year 2017 were funded on July 1, 2016 in an amount comparable to the balances that matured on June 30. Net loans increased $12,116,160, or 2.7%, since June 30, 2015. The increase in loans year to date and year over year is attributable to growth in commercial loans and was funded through an increase in borrowed funds during the first six months of the year and in an increase in deposit accounts year over year.

Total deposits declined $26,502,406, or 5.4%, since December 31, 2015 due primarily to the seasonal runoff of municipal deposits. In the year over year comparison, deposits increased $13,915,827, or 3.1%. This increase was attributable to an increase in checking, savings and time deposits, $250,000 and over totaling $16,954,638, partially offset by a decrease in interest bearing checking accounts of $4,833,271, or 4.3%, and a decrease in other time deposits of $1,523,361, or 1.6%. While rates have been at historic lows for the past several years, maturing time deposit balances have shifted into non-maturity deposits; however, this trend has slowed in recent months as rates have bottomed and the majority of remaining certificates of deposit (CDs) have already repriced to lower rates.

Interest rates remain at historically low levels, and the resulting pressure on margins is being further exacerbated by a flattening yield curve as short rates have increased 25 basis points while long rates stayed flat during the first six months of the year, and then declined substantially at the end of the quarter following Great Britain’s vote to leave the European Union. Growth of the commercial loan portfolio in recent years, which typically carries higher yields than residential and consumer loans, has helped to maintain a stable level of interest income despite the challenging interest rate environment. This shift in asset mix is in line with the Company’s strategic plan to increase its concentration in commercial loans while maintaining a stable residential loan portfolio. While commercial loans inherently carry more risk, the Company has dedicated significant resources in the credit administration department to mitigate the additional risk. The opportunities for growth continue to be primarily in the Central Vermont and Chittenden County markets where economic activity is more robust than in the Company’s Orleans and Caledonia county markets, and where the Company is increasing its presence and market share. In line with this focus, the Company has plans to open a loan production office in Chittenden County in 2016. The shift of a portion of the investment portfolio to higher yielding mortgage backed securities and attractive Bank Certificates of Deposit has also helped to maintain overall asset yields year over year.

Interest income increased $212,191, or 3.7%, for the second quarter of 2016 compared to the same period in 2015, and $163,650, or 1.4%, for the first six months of 2016 compared to the same period in 2015. Interest expense increased $4,691, or 0.7%, for the second quarter of 2016 compared to the same quarter in 2015, while a decline of $59,560, or 4.3%, is noted for the first six months of 2016 compared to the same period in 2015. The increase in interest income year over year reflects the growth in loan balances, as asset yields, while improving slightly during the second quarter of 2016, continue to experience downward pressure. The decrease in interest paid on deposits is attributable to a shift of customer funds out of higher yielding CDs to lower yielding demand and savings accounts, as well as a decrease in the rate paid on these funds when they reprice at maturity. Rates paid on non-maturity deposits have also been adjusted downward when necessary to account for changes in market rates.

Net interest income after the provision for loan losses improved by $207,503, or 4.2%, for the second quarter of 2016 compared to the same quarter in 2015 and by $273,210, or 2.8%, for the six months ended June 30, 2016 compared to the same period in 2015. The charge to income for the provision for loan losses decreased $50,000, or 16.7%, for the comparison period due to lower net charge-offs than anticipated. Please refer to the Allowance for loan losses and provisions discussion in the Credit Risk section for more information.

Net income for the second quarter of 2016 was $1,295,199, an increase of $217,495, or 20.2%, compared to the same quarter in 2015, and net income for the first six months of 2016 was $2,464,693, an increase of $277,149, or 12.7%, compared to the same period in 2015. Non-interest income increased $14,218, or 1.1%, and non-interest expense decreased $104,660, or 2.2%; for the second quarter of 2016, and $39,284, or 1.6%, and $119,096, or 1.3%, respectively, for the first six months of 2016 compared to the same period in 2015. These changes were almost totally offset by increases in income tax expense of $108,886, or 29.0%, for the second quarter of 2016 and $154,441, or 20.0%, for the first six months of 2016 compared to the respective periods in 2015. Loan fee income contributed to the increase in non-interest income. Residential mortgage lending activity improved during 2015 and into 2016, with residential mortgage originations totaling $22,263,622 for the first six months of 2016 compared to $20,136,238 for the same period of 2015, resulting in increases in the Company’s loan fee income. Of those originations during the first six months of 2016, secondary market sales totaled $11,326,275, compared to $11,320,910 for the first six months of 2015, providing points and premiums from the sales of these mortgages of $452,491 and $448,240, respectively, an increase of 1.0%. Also contributing to the increase in net income in both periods was a decrease in other expenses of $156,008, or 8.6%, for the second quarter of 2016 and $216,665, or 6.2%, for the first six months of 2016, compared to the same periods in 2015. One of the most significant reasons for the decrease in other expenses year over year was the nonrecurring cost in the amount of $100,000 for issuing the Europay, Mastercard and Visa chip cards in the second quarter of 2015. Please refer to the Non-interest Income and Expense sections for more information on these decreases.

The regulatory environment continues to increase operating costs and place extensive burdens on personnel resources to comply with myriad legal requirements, including those under the Dodd-Frank Act of 2010, and the numerous rulemakings it has spawned, the Sarbanes-Oxley Act of 2002, the USA PATRIOT Act, the Bank Secrecy Act, the Real Estate Settlement Procedures Act and the Truth in Lending Act, as well as the new Basel III capital framework. It is unlikely that these administrative costs and burdens will moderate in the future.

On June 9, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.16 per common share, payable on August 1, 2016 to shareholders of record on July 15, 2016. The Company is focused on increasing the profitability of the balance sheet, and prudently managing operating expenses and risk, particularly credit risk, in order to remain a well-capitalized bank in this challenging economic environment.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies, are fundamental to understanding the Company’s results of operations and financial condition because they require management to use estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results. These policies are considered by management to be critical because they require subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The Company’s critical accounting policies govern:

● the allowance for loan losses;
● other real estate owned (OREO);
● valuation of residential mortgage servicing rights (MSRs);
● other than temporary impairment of investment securities; and
● the carrying value of goodwill.

These policies are described further in the Company’s 2015 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. There were no material changes during the first six months of 2016 in the Company’s critical accounting policies described in the 2015 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net income for the second quarter of 2016 was $1,295,199 or $0.25 per common share, compared to $1,077,704 or $0.21 per common share for the second quarter of 2015 and for the first six months of 2016, net income was $2,464,693 or $0.48 per common share, compared to $2,187,544 or $0.43 per common share for the same period in 2015. Core earnings (net interest income before the provision for loan losses) for the second quarter of 2016 increased $207,503, or 4.1%, and for the six months ended June 30, 2016 increased $223,210, or 2.2%, compared to the prior year. In light of the continued pressure on net interest margin and spread in this persistently low interest rate environment, the Company is pleased with these increases. To help offset this pressure, the Company has continued to shift assets from lower yielding taxable investments to loans when possible, and to shift a portion of the investment portfolio to higher yielding certificates of deposit, Small Business Administration (SBA) securities, and agency mortgage-backed securities (Agency MBS) within its available-for-sale portfolio. Compared to the same period last year, during the first six months of 2016 the loan mix continued to shift at a measured pace in favor of higher yielding commercial loans, while the deposit mix shifted to lower cost non-maturity deposits, both of which have benefitted the Company’s net interest income. Interest paid on deposits, which is the major component of total interest expense, decreased $20,480, or 3.9%, for the second quarter of 2016 compared to the same quarter in 2015, and decreased $96,343, or 8.6%, in the first six months of 2016 compared to the same period of 2015, reflecting the continued low rate environment and shift to lower-cost non-maturity deposits. The Company recorded provisions for loan losses of $150,000 and $250,000, respectively, for the second quarter and first six months of 2016, compared to $150,000 and $300,000, for the respective periods of 2015. Non-interest income increased $14,218, or 1.1%, for the second quarter of 2016 compared to the same quarter in 2015 and $39,284, or 1.6%, for the first six months of 2016 compared to 2015. This growth was due to an increase in residential mortgage loan sales, which generate fee income, and an increase in the collection of commercial and portfolio mortgage loan documentation fees. Non-interest expense decreased $104,660, or 2.2%, for the second quarter of 2016 compared to the same quarter in 2015, and $119,096, or 1.3%, for the first six months of 2016 compared to the prior year with increases in salaries and benefits, which were offset by decreases in occupancy expense and other expenses in both comparison periods. The section below labeled Non-Interest Income and Non-Interest Expense provides a more detailed discussion on the significant components of these two items.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized for the comparison periods.

	Three Months Ended June 30,
	2016	2015
Return on Average Assets	0.87%	0.74%
Return on Average Equity	9.87%	8.60%

	Six Months Ended June 30,
	2016	2015
Return on Average Assets	0.84%	0.76%
Return on Average Equity	9.46%	8.84%

The following table summarizes the earnings performance and certain balance sheet data of the Company for the periods presented.

SELECTED FINANCIAL DATA (Unaudited)

	June 30,	December 31,	June 30,
	2016	2015	2015
Balance Sheet Data
Net loans	$ 466,810,233	$ 453,424,042	$ 454,694,073
Total assets	596,207,733	596,134,709	576,498,650
Total deposits	468,983,156	495,485,562	455,067,329
Borrowed funds	30,350,000	10,000,000	30,000,000
Total liabilities	543,253,494	544,720,053	526,457,457
Total shareholders' equity	52,954,239	51,414,656	50,041,193

	Six Months Ended June 30,
	2016	2015
Operating Data
Total interest income	$ 11,781,633	$ 11,617,983
Total interest expense	1,340,257	1,399,817
Net interest income	10,441,376	10,218,166

Provision for loan losses	250,000	300,000
Net interest income after provision for loan losses	10,191,376	9,918,166

Non-interest income	2,556,550	2,517,266
Non-interest expense	9,357,472	9,476,568
Income before income taxes	3,390,454	2,958,864
Applicable income tax expense(1)	925,761	771,320

Net Income	$ 2,464,693	$ 2,187,544

Per Common Share Data
Earnings per common share (2)	$ 0.48	$ 0.43
Dividends declared per common share	$ 0.32	$ 0.32
Book value per common share outstanding, period end	$ 10.04	$ 9.57
Weighted average number of common shares outstanding	5,008,121	4,946,734
Number of common shares outstanding, period end	5,026,790	4,966,027

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

The Company’s tax-exempt interest income of $322,150 for the three months ended June 30, 2016 and $602,247 for the first six months of 2016, compared to $276,254 and $547,380, respective, for the same periods last year was derived from municipal investments, which comprised the entire held-to-maturity portfolio of $34,013,002 at June 30, 2016, and $25,738,769 at June 30, 2015.

The following tables show the reconciliation between reported net interest income and tax equivalent, net interest income for the comparison periods presented.

	Three Months Ended June 30,
	2016	2015

Net interest income as presented	$ 5,286,383	$ 5,078,880
Effect of tax-exempt income	165,956	142,313
Net interest income, tax equivalent	$ 5,452,339	$ 5,221,193

	Six Months Ended June 30,
	2016	2015

Net interest income as presented	$ 10,441,376	$ 10,218,166
Effect of tax-exempt income	310,248	281,984
Net interest income, tax equivalent	$ 10,751,624	$ 10,500,150

The following tables present average earning assets and average interest-bearing liabilities supporting earning assets. Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended June 30,
		2016			2015
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$ 464,865,518	$ 5,478,997	4.74%	$ 455,618,414	$ 5,346,764	4.71%
Taxable investment securities	26,946,237	128,197	1.91%	31,166,027	102,608	1.32%
Tax-exempt investment securities	51,697,883	488,106	3.80%	43,458,469	418,567	3.86%
Sweep and interest-earning accounts	4,027,584	4,700	0.47%	2,521,651	1,770	0.28%
Other investments (2)	2,542,707	29,334	4.64%	3,719,450	23,788	2.57%
Total	$ 550,079,929	$ 6,129,334	4.48%	$ 536,484,011	$ 5,893,497	4.41%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$ 110,404,866	$ 50,133	0.18%	$ 112,569,304	$ 53,844	0.19%
Money market accounts	85,507,052	211,138	0.99%	87,385,306	221,765	1.02%
Savings deposits	85,898,605	26,410	0.12%	80,726,280	24,414	0.12%
Time deposits	108,754,441	221,020	0.82%	107,895,810	229,158	0.85%
Federal funds purchased and
other borrowed funds	17,496,525	23,578	0.54%	17,293,077	11,182	0.26%
Repurchase agreements	26,355,146	19,314	0.29%	25,538,488	17,933	0.28%
Capital lease obligations	522,626	10,667	8.16%	606,498	12,353	8.15%
Junior subordinated debentures	12,887,000	114,735	3.58%	12,887,000	101,655	3.16%
Total	$ 447,826,261	$ 676,995	0.61%	$ 444,901,763	$ 672,304	0.61%

Net interest income		$ 5,452,339			$ 5,221,193
Net interest spread (3)			3.87%			3.80%
Net interest margin (4)			3.99%			3.90%

(1) Included in gross loans are non-accrual loans with an average balance of $3,179,107 and $5,058,480 for the three months ended June 30, 2016 and 2015, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses, less loans held-for-sale.
(2) Included in other investments is the Company’s FHLBB Stock with an average balance of $1,567,557 and $2,744,300 for the three months ended June 30, 2016 and 2015, respectively, and dividend payout rates of approximately 3.63% and 1.74%, respectively, per quarter.
(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-
bearing liabilities.
(4) Net interest margin is net interest income divided by average earning assets.

	Six Months Ended June 30,
		2016			2015
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$ 459,842,951	$ 10,849,421	4.74%	$ 453,180,622	$ 10,811,025	4.81%
Taxable investment securities	29,081,460	255,646	1.77%	31,758,150	207,647	1.32%
Tax-exempt investment securities	48,243,249	912,495	3.80%	43,123,366	829,364	3.88%
Sweep and interest-earning accounts	6,557,888	15,606	0.48%	3,207,206	4,260	0.27%
Other investments (2)	2,559,163	58,713	4.61%	3,719,450	47,671	2.58%
Total	$ 546,284,711	$ 12,091,881	4.45%	$ 534,988,794	$ 11,899,967	4.49%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$ 112,926,874	$ 103,833	0.18%	$ 114,728,976	$ 111,859	0.20%
Money market accounts	86,581,602	428,606	1.00%	89,645,735	446,545	1.00%
Savings deposits	84,449,518	52,009	0.12%	79,084,511	47,751	0.12%
Time deposits	108,910,228	440,847	0.81%	109,957,225	515,483	0.95%
Federal funds purchased and
other borrowed funds	12,113,153	31,634	0.53%	10,000,442	13,171	0.27%
Repurchase agreements	25,396,197	37,305	0.30%	26,906,269	37,570	0.28%
Capital lease obligations	533,515	21,769	8.16%	616,527	25,105	8.14%
Junior subordinated debentures	12,887,000	224,254	3.50%	12,887,000	202,333	3.17%
Total	$ 443,798,087	$ 1,340,257	0.61%	$ 443,826,685	$ 1,399,817	0.64%

Net interest income		$ 10,751,624			$ 10,500,150
Net interest spread (3)			3.84%			3.85%
Net interest margin (4)			3.96%			3.96%

(1)
Included in gross loans are non-accrual loans with an average balance of $3,597,146 and $4,897,435 for the six months ended June 30, 2016 and 2015, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses.

(2)
Included in other investments is the Company’s FHLBB Stock with average balances of $1,584,013 and $2,744,300 respectively, and dividend payout rates of approximately 3.87% and 1.76%, respectively, for the first six months of 2016 and 2015, respectively.

(3)
Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)
Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three and six month periods ended June 30, 2016 increased 2.5% and 2.1%, respectively, compared to the same periods last year.  Average yield on interest-earning assets for the second quarter increased seven basis points, to 4.48%, compared to 4.41% for the same period last year, but decreased four basis points for the six months ended June 30, 2016, to 4.45%, from 4.49% for the same period last year.  Similarly, the average volume of loans increased over the three and six month comparison periods of 2016 versus 2015, by 2.0% and 1.5%, respectively, while the average yield on loans increased three basis points for the second quarter, to 4.74%, compared to 4.71% for the second quarter of 2015, but decreased seven basis points for the six months ended June 30, 2016, to 4.74% from 4.81% for the same period last year.  These declines in average yields for the first six months of 2016 compared to 2015, as well as the calculation of the net interest spread and margin for the first six months of 2015 noted below, reflect the boost to interest income during the first quarter of 2015 resulting from the recognition of approximately $170,000 in accrued interest when one large non-accruing residential mortgage loan was paid off and two other non-accruing loans were restored to accrual status.  Interest earned on the loan portfolio as a percentage of total interest income remained fairly steady for the three and six month periods ended June 30, 2016, comprising approximately 89.4% and 89.7%, respectively, of total interest income, versus 90.7% and 90.9%, respectively, for the same periods last year.  The average volume of the taxable investment portfolio (classified as available for sale) decreased 13.5 % during the second quarter of 2016 and 8.4% year to date, compared to the same periods last year as maturities in 2016 were used to fund loan growth.  Average yields on the taxable investment portfolio increased 59 basis points and 45 basis points, for the second quarter of 2016 and year to date, respectively, compared to the same periods last year.  These increases are due primarily to the shift in the taxable investment portfolio to higher yielding mortgage-backed securities and certificates of deposit, both of which had very favorable spreads to similar term treasury and agency bonds, while exhibiting similar risk profiles.  Compared to the second quarter of 2015, the average volume of the tax exempt portfolio (classified as held to maturity and consisting of municipal securities) increased 19.0% during the second quarter of 2016, due primarily to participation in a local health care bond financing, and increased 11.9% in the 2016 versus 2015 year to date comparison.  The average tax-equivalent yield on the tax exempt portfolio decreased by six basis points and eight basis points, respectively, during the three and six month periods ended June 30, 2016 compared to the same periods last year, reflecting the continued low rate environment as well competitive pressures for municipal investments.  The average volume of sweep and interest-earning accounts, which consists primarily of an interest bearing account at the Federal Reserve Bank of Boston (FRBB), increased during the three and six month periods ended June 30, 2016 compared to the same periods last year, but the average balances of these funds have remained relatively low throughout 2016 as excess cash has been used to fund loan growth.

In comparison, the average volume of interest-bearing liabilities increased slightly, by 0.7%, for the second quarter of 2016 compared to the same period last year, and remained essentially flat year to date compared to the first six months of 2015, increasing only 0.01%.  The average rate paid on interest-bearing liabilities during the second quarter of 2016 remained unchanged from the same period last year, but decreased slightly, by three basis points, during the first six months of 2016 compared to the same period last year. The average volume of interest-bearing transaction accounts decreased by 1.9% and 1.6%, respectively, during the second quarter and first six months of 2016, compared to the same periods last year, and the average rate paid on these accounts during the three and six month comparison periods decreased slightly, by one basis point and two basis points, respectively.  The average volume of money market accounts decreased during both the three and six month periods ended June 30, 2016, by 2.2% and 3.4%, respectively, compared to the same periods in 2015, while the average rate paid on these deposits declined three basis points during the second quarter of 2016 versus the second quarter last year and remained flat in the year to date comparison.  The decrease in money market accounts in 2016 is due primarily to the run off, as anticipated, of a portion of the approximately $8,000,000 in construction-related escrow funds deposited during the fourth quarter of 2014.  The average volume of savings accounts increased by 6.9% and 6.8%, respectively, for the three month and six month comparison periods of 2016 versus 2015, due in part to the continued shift in product mix from time deposits to savings accounts as consumers anticipate higher rates in the near future.  Compared to the same periods in 2015, the average volume of retail time deposits decreased 4.9% during the second quarter, and 7.6% year to date 2016, while the average volume of wholesale time deposits increased significantly during both the three and six month comparison periods in 2016, by 241.2% and 421.7%, respectively.  Wholesale time deposits have been an increasingly beneficial source of funding in 2016 as they have provided large blocks of funding without the need to disrupt pricing in the Company’s local markets. These funds can be obtained relatively quickly on an as-needed basis, making them a valuable alternative to traditional term borrowings from the FHLBB. The average volume of repurchase agreements increased 3.2% for three months ended June 30, 2016 and decreased 5.6% for the six months ended June 30, 2016, compared to the same periods in 2015, while the average rate paid on repurchase agreements during the three and six month comparison periods of 2016 versus 2015 increased by one basis point and two basis points, respectively.

After years of this low interest rate environment which put pressure on the Company’s net interest spread and margin due to the Company’s earning assets being both replaced with, and repricing to, lower interest rate instruments, and due to limited opportunity to reduce rates further on non-maturing interest-bearing deposits, the asset growth and changes to the mix of the balance sheet, combined with low cost of funds, is starting to have a positive effect on both the net interest spread and margin.  In addition, the 25 basis point increase in the prime rate in December 2015 provided some benefit to the Company’s variable rate loan portfolio, although the prospect for further rate increases is unclear due to the continued uncertainty in the global economy.  For the three months ended June 30, 2016 and 2015, the average yield on interest-earning assets increased seven basis points, while the average rate paid on interest-bearing liabilities remained flat.  For the six months ended June 30, 2016 and 2015, the average yield on interest-earning assets decreased four basis points, while the average rate paid on interest-bearing liabilities decreased three basis points.  Net interest spread for the first three months of 2016 was 3.87%, an increase of seven basis points from 3.80% for the same period in 2015, and for the six month comparison periods of 2016 and 2015, was 3.84% and 3.85%, respectively.  Net interest margin increased nine basis points during the second quarter of 2016 compared to the second quarter of 2015, and remained unchanged at 3.96% for the six month comparison periods of 2016 and 2015.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2016 and 2015 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$ 23,647	$ 108,586	$ 132,233	$ (120,516)	$ 158,912	$ 38,396
Taxable investment securities	45,628	(20,039)	25,589	71,558	(23,559)	47,999
Tax-exempt investment securities	(9,754)	79,293	69,539	(15,378)	98,509	83,131
Sweep and interest-earning accounts	1,879	1,051	2,930	6,860	4,486	11,346
Other investments	19,122	(13,576)	5,546	37,640	(26,598)	11,042
Total	$ 80,522	$ 155,315	$ 235,837	$ (19,836)	$ 211,750	$ 191,914

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$ (2,742)	$ (969)	$ (3,711)	$ (6,413)	$ (1,613)	$ (8,026)
Money market accounts	(6,004)	(4,623)	(10,627)	(2,702)	(15,237)	(17,939)
Savings deposits	449	1,547	1,996	1,065	3,193	4,258
Time deposits	(9,958)	1,820	(8,138)	(70,419)	(4,217)	(74,636)
Federal funds purchased and
other borrowed funds	12,264	132	12,396	15,634	2,829	18,463
Repurchase agreements	811	570	1,381	1,988	(2,253)	(265)
Capital lease obligations	16	(1,702)	(1,686)	32	(3,368)	(3,336)
Junior subordinated debentures	13,080	0	13,080	21,921	0	21,921
Total	$ 7,916	$ (3,225)	$ 4,691	$ (38,894)	$ (20,666)	$ (59,560)

Changes in net interest income	$ 72,606	$ 158,540	$ 231,146	$ 19,058	$ 232,416	$ 251,474

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented are as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%

Service fees	$ 655,540	$ 642,981	$ 12,559	1.95%	$ 1,273,219	$ 1,274,418	$ (1,199)	-0.09%
Income from sold loans	231,297	247,565	(16,268)	-6.57%	452,491	448,240	4,251	0.95%
Other income from loans	210,703	186,433	24,270	13.02%	406,591	320,632	85,959	26.81%
Net realized gain (loss) on sale of
securities available-for-sale	0	2,723	(2,723)	-100.00%	0	2,723	(2,723)	-100.00%
Income from CFSG Partners	101,002	81,345	19,657	24.16%	183,581	175,191	8,390	4.79%
Rental income on OREO properties	0	1,101	(1,101)	-100.00%	0	36,521	(36,521)	-100.00%
Exchange income	24,000	23,000	1,000	4.35%	51,500	38,500	13,000	33.77%
SERP fair value adjustment	7,935	(10,442)	18,377	175.99%	14,406	529	13,877	2,623.25%
Other income	88,222	129,775	(41,553)	-32.02%	174,762	220,512	(45,750)	-20.75%
Total non-interest income	$ 1,318,699	$ 1,304,481	$ 14,218	1.09%	$ 2,556,550	$ 2,517,266	$ 39,284	1.56%

Total non-interest income increased $14,218 for the second quarter of 2016, and $39,284 for the first six months of 2016 versus the same periods in 2015, with significant changes noted in the following:

●
Income from sold loans decreased $16,268, or 6.6% for the second quarter, with a marginal increase of $4,251, or 1.0%, year over year, due to a moderate increase in secondary market sales year over year and an increase in pair-off fees of $15,760 for the second quarter and $33,262 year over year offsetting any increase in points and premiums.

●
Other income from loans increased $24,270, or 13.0% for the second quarter and $85,959, or 26.8%, year over year, due primarily to an increase in commercial loan documentation fees.

●
Income from CFSG Partners increased $19,657, or 24.2% for the second quarter compared to the same period in 2015 and $8,390, or 4.8%, year over year. These increases were attributable to an increase in estate administration fees and a slight increase in the amount of their assets under management, upon which their investment fee income is based.

●
The Company sold an OREO property in 2015 that had generated rental income accounting for the absence of rental income year to date.

●
Currency exchange income increased $1,000, or 4.4% for the second quarter and $13,000, or 33.8%, year over year due to the weakening Canadian dollar during 2015.

●
SERP fair value adjustment increased $18,377, or 176.0% for the second quarter and $13,877, or 2,623.3% year over year due to changes in the equity markets.

●
Other income decreased $41,553, or 32.0% for the second quarter and $45,750, or 20.8% year over year due to timing differences.

Non-interest Expense

The components of non-interest expense for the periods presented are as follows:

					Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%

Salaries and wages	$ 1,725,000	$ 1,683,200	$ 41,800	2.48%	$ 3,450,000	$ 3,338,352	$ 111,648	3.34%
Employee benefits	685,082	672,527	12,555	1.87%	1,370,164	1,336,680	33,484	2.51%
Occupancy expenses, net	606,358	609,365	(3,007)	-0.49%	1,252,104	1,299,667	(47,563)	-3.66%
Other expenses
Computer outsourcing	125,280	124,302	978	0.79%	247,975	242,869	5,106	2.10%
Service contracts - administrative	96,217	57,915	38,302	66.13%	185,916	155,667	30,249	19.43%
Telephone expense	77,692	78,572	(880)	-1.12%	154,117	159,713	(5,596)	-3.50%
Collection & non-accruing loan
expense	10,000	41,005	(31,005)	-75.61%	38,000	53,005	(15,005)	-28.31%
OREO expense	36,463	67,320	(30,857)	-45.84%	31,969	80,286	(48,317)	-60.18%
ATM fees	89,091	95,375	(6,284)	-6.59%	183,311	182,778	533	0.29%
State deposit tax	134,799	137,905	(3,106)	-2.25%	275,010	275,695	(685)	-0.25%
Other miscellaneous expenses	1,089,198	1,212,354	(123,156)	-10.16%	2,168,906	2,351,856	(182,950)	-7.78%
Total non-interest expense	$ 4,675,180	$ 4,779,840	$ (104,660)	-2.19%	$ 9,357,472	$ 9,476,568	$ (119,096)	-1.26%

Total non-interest expense decreased $104,660, or 2.2% for the second quarter and $119,096, or 1.3%, for the first six months of 2016 compared to the same periods in 2015 with significant changes noted in the following:

●
Salaries increased $41,800, or 2.5%, for the second quarter and $111,648, or 3.3% year over year, due in part to normal increases in salaries.

●
Employee benefits increased $12,555, or 1.9% for the second quarter and $33,484, or 2.5%, year over year, mostly due to an increase in insurance premiums.

●
Occupancy expenses decreased $47,563, or 3.7% year over year, due in part to lower heating costs and maintenance costs associated with the winter months as the region experienced a fairly mild winter compared to the last few years. Also contributing to the decrease in occupancy expenses is the reduction in operating costs due to the closing of two branches in the third quarter of 2015.

●
Service contracts – administrative increased $38,302, or 66.1% for the second quarter and $30,249, or 19.4% year over year due mostly to a new service contract for our upgraded telephone system and other technology.

●
Collection & non-accruing loan expense decreased $31,005, or 75.6% for the second quarter and $15,005 or 28.3%, year over year, due in part to a $14,000 recovery of expenses in the second quarter of 2016, which were partially offset by a non-recurring recovery of expenses in 2015 in the amount of approximately $10,000.

●
OREO expense decreased $30,857, or 45.8% for the second quarter and $48,317, or 60.2%, year over year. During the first quarter of 2016, the Company received approximately $15,000 in reimbursed condo fees associated with the OREO property that was sold in December of 2015.

●
Other miscellaneous expenses decreased $123,156, or 10.2% for the second quarter and $182,950, or 7.8%, year over year. During the first three months of 2015, the Company experienced a loss of approximately $45,000 on a fraudulent check, making up a portion of the decrease between periods. Additionally, during the second quarter of 2015 the Company incurred a cost of $110,850 in increased printing & supplies expense associated with the mandatory re-issuance of customer debit cards with enhanced security chip technology.

APPLICABLE INCOME TAXES

The provision for income taxes increased $108,886, or 29.0% to $484,703 for the second quarter of 2016 compared to $375,817 for the same period in 2015 and $154,441, or 20.0%, to $925,761 for the first six months of 2016 compared to $771,320 for the same period in 2015. Income before taxes increased $326,381, or 22.5% for the second quarter of 2016 and $431,590, or 14.6% for the first six months of 2016, accounting for most of the increase in the provision in both periods. A decrease in tax credits of $9,453 for the second quarter comparison period and $18,906 for the six month comparison period makes up a small portion of the increase in tax expense in both periods. Tax credits related to limited partnerships amounted to $98,475 and $107,928, respectively, for the second quarters of 2016 and 2015 and $196,950 and $215,856, respectively, for the first six months of 2016 and 2015.

Pursuant to Accounting Standards Update No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, effective December 15, 2014, amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $102,006 and $100,860, respectively, for the second quarters of 2016 and 2015, and $204,012 and $201,720, respectively, for the first six months of 2016 and 2015. These investments provide tax benefits, including tax credits, and are designed to provide an effective yield between 8% and 10%.

Amortization expense relating to the Company’s New Market Tax Credit investment is also recorded as a separate component of tax expense and for the second quarters of 2016 and 2015 amounted to $44,484 and $40,473, respectively, and for the first six months of 2016 and 2015 amounted to $88,968 and $80,946, respectively.

The Company amortizes these investments under the effective yield method.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	June 30, 2016		December 31, 2015		June 30, 2015
Assets
Loans	$ 471,567,355	79.09%	$ 458,119,429	76.85%	$ 459,482,050	79.70%
Securities available-for-sale	28,079,675	4.71%	26,470,400	4.44%	31,204,034	5.41%
Securities held-to-maturity	34,013,002	5.70%	43,354,419	7.27%	25,738,769	4.46%

Liabilities
Demand deposits	95,419,388	16.00%	93,525,762	15.69%	84,396,417	14.64%
Interest-bearing transaction accounts	106,925,038	17.93%	130,735,094	21.93%	111,758,309	19.39%
Money market accounts	70,354,509	11.80%	81,930,888	13.74%	71,676,688	12.43%
Savings deposits	86,733,253	14.55%	81,731,290	13.71%	81,578,169	14.15%
Time deposits	$ 109,550,968	18.37%	$ 107,562,528	18.04%	$ 105,657,746	18.33%
Short-term advances	30,000,000	5.03%	10,000,000	1.68%	30,000,000	5.20%
Long-term advances	350,000	0.06%	0	0.00%	0	0.00%

The Company's loan portfolio at June 30, 2016 increased $13,447,926, or 2.9%, from December 31, 2015 and $12,085,305, or 2.6%, year over year. Increases in both periods are the results of increases in commercial loans. These changes in the relative composition of the loan portfolio are consistent with the Company’s goal to increase its commercial loan portfolio, and reflect the efforts of a seasoned commercial lending team with a strong presence in the small business community. Most of the growth in the commercial loan portfolio has occurred in the Company’s Chittenden County and Washington County (Central Vermont) market. Securities available-for-sale increased $1,609,275, or 6.1%, year to date, but noted a decrease of $3,124,359, or 10.0%, year over year. Securities held-to-maturity decreased $9,341,417, or 21.6%, at June 30, 2016, compared to December 31, 2015, and increased $8,274,233, or 32.2%, compared to June 30, 2015. Held-to-maturity securities are made up of investments from the Company’s municipal customers in its service areas. While the Company has used maturing securities in the AFS portfolio to fund loan growth in recent periods, the liquidity provided by these investments is very important, and as such the portfolio is not expected to see further decline in balances.

Total deposits decreased $26,502,406, or 5.4%, from December 31, 2015 to June 30, 2016, with an increase of $13,915,827, or 3.1%, noted year over year. The decrease compared with December 31, 2015 is primarily the result of typical municipal deposit runoff from the peak balances observed in the fourth quarter when property tax funds are received. Demand deposits increased $1,893,626, or 2.0%, year to date and $11,022,971, or 13.1%, year over year. Interest-bearing transactions accounts decreased $23,810,056, or 18.2% year to date and $4,833,271, or 4.3% year over year. The year to date decrease was due primarily to the decrease in municipal deposit described above. Time deposits increased $1,988,440, or 1.9%, from December 31, 2015 to June 30, 2016 and $3,893,222, or 3.7%, year over year. Wholesale time deposits increased $316,752, or 3.8% from December 31, 2015 to June 30, 2016 and $5,480,945 year over year. Retail time deposits increased $1,671,688, or 1.7% year to date, while a decrease of $1,587,723, or 1.5% is noted year over year as some retail customers rolled maturing funds into non-maturity deposits.  Money market accounts decreased $11,576,379, or 14.1% year to date and $1,322,179, or 1.8% year over year. Savings deposits increased in both comparison periods, by $5,001,963, or 6.1%, year to date, and $5,155,084, or 6.3%, year over year. Short-term advances from the FHLBB totaling $30,000,000 were reported at June 30, 2016 and 2015 and $10,000,000 at December 31, 2015. In addition, there was an outstanding long-term advance from the FHLBB of $350,000 at June 30, 2016, compared to no such advances at either December 31, 2015 or June 30, 2015.

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

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning June 30, 2016:

Rate Change	Percent Change in NII

Down 100 basis points	-1.10%
Up 200 basis points	4.80%

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

The Company’s strategy is to continue growing the commercial & industrial and commercial real estate portfolios. Consistent with the strategic focus on commercial lending, both segments saw solid growth during 2015, and continued strong commercial loan demand and originations in 2016, despite some significant loan payoffs during the first quarter of 2016. This growth has included balances being drawn on commercial construction loans and higher balances on commercial lines of credit. Commercial and commercial real estate loans together comprised 53.6% of the Company’s loan portfolio at June 30, 2015, decreasing slightly to 53.1% at December 31, 2015 and increasing again to 54.9% at June 30, 2016. The increase in the size of the commercial loan portfolio has also increased geographic diversification, with much of the growth in commercial loans occurring in central Vermont and Chittenden County.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	June 30, 2016		December 31, 2015		June 30, 2015

Commercial & industrial	$ 72,878,438	15.45%	$ 65,191,124	14.23%	$ 73,561,125	16.01%
Commercial real estate	185,950,674	39.43%	178,206,542	38.90%	172,565,221	37.56%
1 - 4 family residential - 1st lien	161,361,864	34.22%	162,760,273	35.53%	162,109,916	35.28%
1 - 4 family residential - Jr lien	44,078,168	9.35%	44,720,266	9.76%	43,816,552	9.53%
Consumer	7,298,211	1.55%	7,241,224	1.58%	7,429,236	1.62%
Total loans	471,567,355	100.00%	458,119,429	100.00%	459,482,050	100.00%
Deduct (add):
Allowance for loan losses	5,077,420		5,011,878		5,095,212
Deferred net loan costs	(320,298)		(316,491)		(307,235)
	4,757,122		4,695,387		4,787,977
Net loans	$ 466,810,233		$ 453,424,042		$ 454,694,073

Risk in the Company’s commercial & industrial and commercial real estate loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and U.S. Department of Agriculture (USDA) Rural Development. At June 30, 2016, the Company had $23,426,836 in guaranteed loans with guaranteed balances of $17,764,760, compared to $21,823,375 in guaranteed loans with guaranteed balances of $16,853,181 at December 31, 2015 and $27,550,093 in guaranteed loans with guaranteed balances of $21,617,082 at June 30, 2015.

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

The Company’s non-performing assets decreased $2,169,462 or 41.4% during the first six months of 2016. The improvement in non-performing loans resulted principally from a combination of two loans moving to Other Real Estate Owned and several loan relationships moving from non-accrual to accrual status, with one of those relationships accounting for the majority of the improvement. Claims receivable on related government guarantees were $126,909 at June 30, 2016 compared to $200,377 at December 31, 2015 and $88,177 at June 30, 2015, with several USDA and SBA claims settled and paid throughout the year. Non-performing loans as of June 30, 2016 carried USDA or SBA guarantees totaling $149,341.

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	June 30, 2016		December 31, 2015		June 30, 2015

Loans past due 90 days or more
and still accruing
Commercial & industrial	$ 96,659	2.07%	$ 13,556	0.21%	$ 0	0.00%
Commercial real estate	406,451	8.70%	45,356	0.71%	5,313	0.08%
Residential real estate - 1st lien	694,007	14.85%	801,241	12.48%	528,211	7.93%
Residential real estate - Jr lien	0	0.00%	63,031	0.98%	82,021	1.23%
Consumer	0	0.00%	0	0.00%	8,987	0.13%
Total	1,197,117	25.62%	923,184	14.38%	624,532	9.37%

Non-accrual loans (1)
Commercial & industrial	256,456	5.49%	441,103	6.87%	767,235	11.51%
Commercial real estate	966,071	20.67%	2,400,757	37.38%	1,909,917	28.66%
Residential real estate - 1st lien	1,467,171	31.39%	2,009,079	31.28%	1,927,300	28.93%
Residential real estate - Jr lien	377,911	8.09%	386,132	6.01%	311,571	4.68%
Total	3,067,609	65.64%	5,237,071	81.54%	4,916,023	73.78%

Other real estate owned	409,000	8.75%	262,000	4.08%	1,122,500	16.85%

Total	$ 4,673,726	100.01%	$ 6,422,255	100.00%	$ 6,663,055	100.00%

(1) No consumer loans were in non-accrual status as of the consolidated balance sheet dates. In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due.

As of the balance sheet dates, the Company was not contractually committed to lend additional funds to debtors with impaired or non-accrual loans. The Company is contractually committed to lend on one SBA guaranteed line of credit to a borrower whose lending relationship was previously restructured, but was no longer considered impaired for disclosure purposes.

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

The non-performing assets in the table above include the following TDRs that were past due 90 days or more or in non-accrual status as of the dates presented:

	June 30, 2016		December 31, 2015		June 30, 2015
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
Commercial	3	$ 191,919	4	$ 298,115	5	$ 265,798
Commercial real estate	2	373,767	5	1,414,380	3	1,126,639
Residential real estate - 1st lien	10	684,636	11	967,324	6	463,435
Residential real estate - Jr lien	1	52,130	1	55,633	1	47,357
Total	16	$ 1,302,452	21	$ 2,735,452	15	$ 1,903,229

The remainder of the Company’s TDRs were performing in accordance with their modified terms as of the dates presented and consisted of the following:

	June 30, 2016		December 31, 2015		June 30, 2015
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
Commercial	2	$ 35,340	0	$ 0	0	$ 0
Commercial real estate	5	1,391,990	2	429,170	1	227,865
Residential real estate - 1st lien	27	2,558,079	21	1,958,699	19	1,670,261
Residential real estate - Jr lien	3	132,822	1	69,828	1	70,507
Total	37	$ 4,118,231	24	$ 2,457,697	21	$ 1,968,633

The increase in the performing TDRs is primarily attributable to one large commercial real estate loan that has performed for an extended period of time and was moved from non-accrual status to accruing during the first quarter of 2016.

The Company’s OREO portfolio at June 30, 2016 consisted of two residential properties compared to one residential property and one commercial property at December 31, 2015 and four residential properties and one commercial property at June 30, 2015. All properties were acquired through the normal foreclosure process or by deed-in-lieu of foreclosure. The Company took control of a commercial property in February, 2016 and then sold the property in March, 2016, and acquired one residential property in February, 2016 which is still held in its OREO portfolio. In June, 2016, the Company sold one of its OREO properties that had been held since 2011 and took a write-down of $26,000 on a property held since 2014. This activity resulted in an increase of $147,000 in its OREO portfolio, to end the first six months of 2016 at $409,000.

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

When establishing the allowance each quarter the Company applies a combination of historical loss factors and qualitative factors to loan segments, including residential first and junior lien mortgages, commercial real estate, commercial & industrial, and consumer loan portfolios. No changes were made to the allowance methodology during the first six months of 2016. The Company will shorten or lengthen its look back period for determining average portfolio historical loss rates as the economy either contracts or expands; during a period of economic contraction, a shortening of the look back period may more conservatively reflect the current economic climate. The highest loss rates experienced for the look back period are applied to the various segments in establishing the allowance.

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

The following table summarizes the Company's loan loss experience for the periods presented:

	As of or Six Months Ended June 30,
	2016	2015

Loans outstanding, end of period	$ 471,567,355	$ 459,482,050
Average loans outstanding during period	$ 459,842,951	$ 453,180,622
Non-accruing loans, end of period	$ 3,067,609	$ 4,916,023
Non-accruing loans, net of government guarantees	$ 2,918,268	$ 4,003,897

Allowance, beginning of period	$ 5,011,878	$ 4,905,874
Loans charged off(1):
Commercial & industrial	(10,836)	(35,059)
Residential real estate - 1st lien	(192,549)	(94,575)
Residential real estate - Jr lien	0	(20,199)
Consumer loans	(23,973)	(28,105)
Total loans charged off	(227,358)	(177,938)
Recoveries(1):
Commercial & industrial	20,475	42,913
Residential real estate - 1st lien	5,686	6,042
Residential real estate - Jr lien	120	120
Consumer loans	16,619	18,201
Total recoveries	42,900	67,276
Net loans charged off	(184,458)	(110,662)
Provision charged to income	250,000	300,000
Allowance, end of period	$ 5,077,420	$ 5,095,212

Net charge offs to average loans outstanding	0.040%	0.024%
Provision charged to income as a percent of average loans	0.054%	0.066%
Allowance to average loans outstanding	1.104%	1.124%
Allowance to non-accruing loans	165.517%	103.645%
Allowance to non-accruing loans net of government guarantees	173.987%	127.256%

(1) No commercial real estate charge-offs or recoveries were recorded during the periods presented in the table above.

The Company decreased its provision during the first three months of 2016, while staying on budget for the second quarter of 2016, resulting in a provision of $250,000 for the six months ended June 30, 2016 compared to $300,000 for the same period in 2015, a decrease of $50,000 or 16.7%. The decrease in the provision was principally related to the comparatively low level of net loan losses experienced during the first three months of 2016. Despite the lower provision, the Company’s allowance coverage of non-accruing loans as of the end of the first six months of 2016 reflected a marked increase as a result of the decrease in non-accruing loans. The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

Specific allocations to the allowance are made for certain impaired loans. Impaired loans include loans to a borrower that in aggregate are greater than $100,000 and that are in non-accrual status or are troubled debt restructurings. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including interest and principal, according to the contractual terms of the loan agreement. The Company will review all the facts and circumstances surrounding non-accrual loans and on a case-by-case basis may consider loans below the threshold as impaired when such treatment is material to the financial statements. See Note 5 to the accompanying unaudited interim consolidated financial statements for information on the recorded investment in impaired loans and their related allocations.

The portion of the allowance termed "unallocated" is established to absorb inherent losses that exist as of the measurement date although not specifically identified through management's process for estimating credit losses. While the allowance is described as consisting of separate allocated portions, the entire allowance is available to support loan losses, regardless of category.

Certain Related Party Loans

Some of the incumbent directors, nominees and executive officers of the Company, and some of the corporations and firms with which these individuals are associated, are customers of the Bank in the ordinary course of business, or have loans outstanding from the Bank (referred to in this discussion as “related party loans”), and it is anticipated that they will continue to be customers of and indebted to the Bank in the future. All such related party loans were made in the ordinary course of business, and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable Bank transactions with unaffiliated persons, although directors were generally allowed the lowest interest rate given to others on comparable loans.  Except as disclosed in the following paragraph, none of such related party loans represent more than the normal risk of collectability or present other unfavorable features.

As previously reported, Community National Bank has loans to two related commercial enterprises in which one of the Company’s Directors is a 35% non-controlling equity owner. The aggregate outstanding balance of principal and accrued interest for these loans as of June 30, 2016 was $3,324,950, consisting of a commercial real estate term loan with an outstanding principal balance of $2,577,937 plus accrued interest of $6,443, and a commercial line of credit with an outstanding principal balance of $737,237 plus accrued interest of $3,333.  The loans are cross-collateralized, with collateral consisting primarily of real estate and equipment, and are also cross-guaranteed by the two borrower entities.  The loans are further secured by guaranties of the two principals of the borrower entities, including a guaranty by the Director of 35% of the indebtedness under the loans.  As of June 30, 2016, the loans were considered by management to be potential problem loans, and the Bank has subsequently declared the two borrower entities to be in default under their amended loan agreements. The Director has worked cooperatively with the Bank to try to resolve the loan defaults and has sought a court appointment as a receiver to operate the entities and manage an orderly liquidation of the collateral to pay down the indebtedness.  The receivership appointment is contingent upon execution by the parties and the Bank of a mutually acceptable forbearance agreement.   Unless forbearance terms acceptable to the Bank are agreed upon by all parties, including liquidation of collateral, repayment of the matured line of credit, bringing the term loan current and continuing to make the regularly scheduled payments of principal and interest, the Bank will proceed with foreclosure and collection of the two loans in accordance with its normal collection practices. The Bank believes that the value of the collateral exceeds the aggregate amount of the indebtedness and does not expect to incur a loss on the loans, although liquidation of the collateral may take longer than originally anticipated.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first six months of 2016, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk were as follows:

	Contract or Notional Amount
	June 30, 2016	December 31, 2015

Unused portions of home equity lines of credit	$ 25,837,620	$ 25,074,972
Residential construction lines of credit	1,985,870	3,658,037
Commercial real estate and other construction lines of credit	17,829,936	15,586,595
Commercial and industrial commitments	35,718,772	46,197,882
Other commitments to extend credit	40,042,635	19,991,513
Standby letters of credit and commercial letters of credit	1,733,488	1,859,059
Recourse on sale of credit card portfolio	273,555	262,625
MPF credit enhancement obligation, net of liability recorded	716,519	1,051,601

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits purchased through the Certificate of Deposit Account Registry Service (CDARS) of the Promontory Interfinancial Network (Promontory) provide an alternative funding source when needed. Such deposits are generally considered a form of brokered deposits.  At June 30, 2016 and 2015, the Company did not have any one way CDARS deposits outstanding compared to $4,164,471 at December 31, 2015. In addition, two-way CDARS deposits allow the Company to provide Federal Deposit Insurance Corporation (FDIC) deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members. At June 30, 2016, the Company reported $2,865,275 in two-way CDARS deposits representing exchanged deposits with other CDARS participating banks, compared to $2,777,775 at December 31, 2015 and $2,769,581 at June 30, 2015. Promontory also sponsors a deposit-exchange for participating banks to offer their customers full insured cash sweep (ICS) money market accounts and ICS demand deposit accounts. The balance in ICS reciprocal money market deposits was $11,411,879 at June 30, 2016, compared to $12,054,406 at December 31, 2015 and $12,255,211 at June 30, 2015, and the balance in ICS reciprocal demand deposits as of such dates was $5,954,280, $8,637,935 and $7,385,399, respectively.

At June 30, 2016, December 31, 2015 and June 30, 2015, borrowing capacity of approximately $71,600,549, $72,091,633 and $73,238,055, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits. The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods. Interest on the credit line is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	June 30,	December 31,	June 30,
	2016	2015	2015
Long-Term Advances
FHLBB term advance, 0.00%, due February 26, 2021(1)	$ 350,000	$ 0	$ 0

Short-Term Advances
FHLBB term advances, 0.65%, 0.48% and 0.24% fixed rate, due August
10, 2016, February 26, 2016 and July 31, 2015, respectively	5,000,000	10,000,000	10,000,000
FHLBB term advances, 0.54% and 0.24% fixed rate, due August 24,
2016 and August 28, 2015, respectively	10,000,000	0	10,000,000
FHLBB term advances, 0.54% and 0.24% fixed rate, due August 26,
2016 and September 30, 2015, respectively	15,000,000	0	10,000,000
	30,000,000	10,000,000	30,000,000

Total Advances	$ 30,350,000	$ 10,000,000	$ 30,000,000

(1)
The Company borrowed $350,000 under the FHLBB’s Jobs for New England (JNE) program, a program dedicated to supporting job growth and economic development throughout New England. The FHLBB is providing a subsidy, funded by the FHLBB’s earnings, to write down interest rates to zero percent on JNE advances that finance qualifying loans to small businesses. JNE advances must support lending to small businesses in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities.

The Company has a Borrower-in-Custody arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available credit line of $71,600,549, $72,345,479, and $87,450,601, respectively, at June 30, 2016, December 31, 2015 and June 30, 2015. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 100 basis points. The Company had no outstanding advances against this credit line during any of the periods presented.

The Company has unsecured credit lines with two of its correspondent banks with available lines totaling $7,500,000 as of the balance sheet dates presented. There were no outstanding advances against either of these lines during any of the respective comparison periods.

Securities sold under agreements to repurchase provide another funding source for the Company. At June 30, 2016, December 31, 2015 and June 30, 2015, the Company had outstanding repurchase agreement balances of $26,837,466, $22,073,238 and $24,403,315, respectively, as of such dates. These repurchase agreements mature and are repriced daily.

The following table illustrates the changes in shareholders' equity from December 31, 2015 to June 30, 2016:

Balance at December 31, 2015 (book value $9.79 per common share)	$ 51,414,656
Net income	2,464,693
Issuance of stock through the Dividend Reinvestment Plan	440,672
Dividends declared on common stock	(1,600,917)
Dividends declared on preferred stock	(43,750)
Unrealized gain on available-for-sale securities during the period, net of tax	278,885
Balance at June 30, 2016 (book value $10.04 per common share)	$ 52,954,239

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

As of June 30, 2016, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded all applicable consolidated regulatory capital guidelines.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as applicable regulatory capital requirements, as of the dates indicated.

Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions(1):
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)
June 30, 2016

Common equity tier 1 capital
(to risk-weighted assets)
Company	$ 53,805	12.12%	$ 19,975	4.50%	N/A	N/A
Bank	$ 53,049	11.96%	$ 19,952	4.50%	$ 28,819	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$ 53,805	12.12%	$ 26,633	6.00%	N/A	N/A
Bank	$ 53,049	11.96%	$ 26,603	6.00%		$ 8.00%

Total capital (to risk-weighted assets)
Company	$ 58,926	13.28%	$ 35,511	8.00%	N/A	N/A
Bank	$ 58,170	13.12%	$ 35,470	8.00%	$ 44,295	10.00%

Tier 1 capital (to average assets)
Company	$ 53,805	9.19%	$ 23,410	4.00%	N/A	N/A
Bank	$ 53,049	9.07%	$ 23,392	4.00%	$ 29,240	5.00%

December 31, 2015:

Common equity tier 1 capital
Company	$ 52,555	12.38%	$ 19,100	4.50%	N/A	N/A
Bank	$ 52,000	12.27%	$ 19,072	4.50%	$ 27,549	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$ 52,555	12.38%	$ 25,467	6.00%	N/A	N/A
Bank	$ 52,000	12.27%	$ 25,430	6.00%	$ 33,906	8.00%

Total capital (to risk-weighted assets)
Company	$ 57,610	13.57%	$ 33,956	8.00%	N/A	N/A
Bank	$ 57,056	13.46%	$ 33,906	8.00%	$ 42,383	10.00%

Tier 1 capital (to average assets)
Company	$ 52,555	9.01%	$ 23,324	4.00%	N/A	N/A
Bank	$ 52,000	8.93%	$ 23,301	4.00%	$ 29,126	5.00%

(1) Applicable to banks, but not bank holding companies.

The table above reflects the Basel III regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer has been added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a capital conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of June 30, 2016, on a pro forma basis both the Company and the Bank would be compliant with the fully phased-in capital conservation buffer requirement.

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In general, a national bank may not pay dividends that exceed net income for the current and preceding two years, and regardless of statutory restrictions, as a matter of regulatory policy, banks and bank holding companies should pay dividends only out of current earnings and only if, after paying such dividends, they remain adequately capitalized.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As of June 30, 2016, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of June 30, 2016 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, the Company and its subsidiary are involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

ITEM 1A. Risk Factors

Before deciding to invest in our common stock or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including but not limited to, our annual report on Form 10-K for the year ended December 31, 2015. The risks and uncertainties described below and in our other filings are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be adversely affected, which in turn could result in a decline in the value of your investment, including the possible loss of your invested funds.

Our common stock is not exchange-listed and our trading volume is less than that of larger public companies, which can contribute to volatility in our stock price and adversely affect the price and liquidity of an investment in our common stock.

Our common stock is not traded on any securities exchange. Bid and ask quotations and trades in our stock made by certain brokerage firms are reported through the OTC Link® Alternative Trading System (ATS) maintained by a subsidiary of the OTC Markets Group, Inc. However, trading in our stock is sporadic. A public trading market for a particular class of stock having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of numerous buyers and sellers of that stock at any given time, which in turn depends on the individual decisions of investors and general economic and market conditions over which issuers have no control. The trading market in our stock does not exhibit these characteristics. The trading history of our common stock has been characterized by relatively low trading volume. This lack of an active public market means that the value of a shareholder’s investment in our common stock may be subject to sudden fluctuations, as individual trades have a greater effect on our reported trading price than would be the case in a broad public market with significant daily trading volume.

The market price of our common stock may also be subject to fluctuations in response to numerous other factors, including the factors discussed below, regardless of our actual operating performance. The possibility of such fluctuations occurring is increased due to the illiquid nature of the trading market in our common stock. Therefore, a shareholder may be unable to sell our common stock at or above the price at which it was purchased, or at or above the current market price or at the time of his or her choosing.

Our ability to pay dividends on our capital stock and to service our debt depends primarily on dividends from our subsidiary and may be subject to regulatory limitations.

As a holding company, our cash flow typically comes from dividends that our bank subsidiary, Community National Bank, pays to us. Therefore, our ability to pay dividends on our common and preferred stock and to service our subordinated debentures, depends on the dividends we receive from the Bank.  Dividend payments from the Bank are subject to federal statutory and regulatory limitations, generally based on net profits and retained earnings and may be subject to additional prudential considerations, such as capital planning needs.  In addition, Federal Reserve policy, which applies to us as a registered bank holding company, provides that dividends by bank holding companies should generally be paid out of current earnings looking back over a one-year period and should not be paid if regulatory capital levels are deemed insufficient.  Our failure to pay dividends on our common or preferred stock or our failure to service our debt could have a material adverse effect on the market price of our common stock. Moreover, if sufficient dividend funding from the Bank is not available to cover all our requirements, we would be obligated first to pay interest and, if applicable, principal on our debentures and then to pay dividends on our preferred stock before making any dividend payments on our common stock.

Although we have generally paid quarterly cash dividends on our common stock, we cannot provide any assurance that dividends will continue to be paid in the future or that the dividend rate will not be reduced in future periods.

Changes in interest rates could adversely affect our business, results of operations and financial condition.

Our results of operations depend substantially on our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, inflation, recession, unemployment, money supply and the monetary policies of the Federal Reserve. If the interest rate we pay on deposits and other borrowings increases at a faster rate than the interest rate we earn on loans and other investments, our net interest income and therefore earnings, could be adversely affected. Conversely, our earnings could be adversely affected if the interest rate we earn on loans and other investments falls more quickly than the interest rate we pay on deposits and borrowings. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, we cannot provide assurance that these measures will be effective in avoiding undue interest rate risk.

Increases in interest rates also can affect the value of loans and other assets, such as investment securities, and may affect our ability to realize gains on the sale of assets. For example, we originate loans for sale to secondary market investors, and increasing interest rates may reduce the volume of loans originated for sale, resulting in a reduction in the fee income we earn on such sales. Further, increasing interest rates may adversely affect the ability of borrowers to pay the principal or interest on loans, resulting in an increase in our non-performing assets and a reduction in our income.

In addition, increases in interest rates will increase the dividend rate on our Series A preferred stock, which is tied to the prime rate, and the interest rate on our debentures, which is tied to the London Interbank Offered Rate (LIBOR). Higher preferred stock dividend payments and debenture interest costs would decrease the amount of funds available for payment of dividends on our common stock.

We are subject to liquidity risk because we rely primarily on deposit-gathering to satisfy our funding needs.

Our primary source of liquidity is through the growth of deposits, which provide low cost funding for our operations. If we are unable to attract enough deposits in our market area to fund loan growth and our other funding needs, then we may be forced to purchase deposits or to borrow through the FHLBB or in the capital markets. Purchased deposits and borrowings would tend to be more expensive than funding through core deposits and therefore could have a negative impact on our results of operations, cash flow, liquidity and regulatory capital levels.

We are subject to credit risk and if our allowance for loan losses is not adequate to cover actual losses, our earnings could decrease.

We are exposed to the risk that our borrowers may default on their obligations. A borrower's default on its obligations under one or more loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the credit. In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, we may have to write off the loan in whole or in part. In loan default situations, we may acquire real estate or other assets, if any, that secure the loan, through foreclosure or other similar available remedies, and the amount owed under the defaulted loan could exceed the value of the collateral acquired.

We periodically make a determination of the adequacy of our allowance for loan losses based on available information, including, but not limited to, the quality of the loan portfolio as indicated by loan risk ratings, economic conditions, the value of the underlying collateral and the level of non-accruing and criticized loans. Management relies on its loan officers and credit quality reviews, its experience and its evaluation of economic conditions, among other factors, in determining the amount of the provision required for the allowance. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, previously incorrect assumptions, an increase in defaulted loans, or other pertinent factors, we determine that additional increases in the allowance for loan losses are necessary, additional expenses may be incurred.

Determining the amount of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and trends, all of which may undergo material changes. At any time, we are likely to have loans in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be certain that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit or correctly estimate losses on those loans that are identified. The Office of the Comptroller of the Currency (OCC), our subsidiary Bank’s primary federal regulator, reviews the loan portfolio from time to time as part of its regulatory examination and may request that we increase the allowance for loan losses. Changes in economic conditions or individual business or personal circumstances affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance.  In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need to make additional provisions to restore the allowance. Any provisions to increase or restore the allowance for loan losses would decrease our net income and, possibly, our capital, and could have an adverse effect on our results of operations and financial condition.

Prepayments of loans may negatively impact our business.

Generally, our customers may prepay the principal amount of their outstanding loans at any time. The speeds at which such prepayments occur, as well as the size of such prepayments, are within our customers’ discretion and may be affected by many factors beyond our control, including changes in prevailing interest rates. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A significant reduction in interest income could have a negative impact on our results of operations and financial condition.

Adverse local economic conditions could negatively affect our business.

Unlike many larger banking institutions, our banking operations are not geographically diversified. Substantially all of our loans, deposits and fee income are generated in northeastern and central Vermont. As a result, poor economic conditions in northeastern and central Vermont could adversely impact the demand for loans and our other financial products and services and may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Much of our market area is located in the poorest region of the state. Economic conditions in northeastern and central Vermont are subject to various uncertainties, to a greater degree than other regions of the state. If economic conditions in our market area decline, we expect that our level of problem assets would increase and our prospects for growth would be impaired.

Our banking business is highly regulated, and we may be adversely affected by changes in law and regulation.

We are subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the OCC and the FDIC. Federal laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital, the permissible types, amounts and terms of loans and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The OCC possesses the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. We are also subject to certain state laws, including certain Vermont laws designed to protect consumers of banking products and services. These and other federal and state laws and restrictions limit the manner in which we may conduct business and obtain financing.

Our business is highly regulated and the various federal and state laws, rules, regulations, and supervisory guidance, policies and interpretations applicable to us are subject to regular modification and change. It is impossible to predict the nature of such changes or their competitive impact on the banking and financial services industry in general or on our banking operations in particular. Such changes may, among other things, increase our cost of doing business, limit our permissible activities, or affect the competitive balance between banks and other financial institutions. In addition, failure to comply with applicable laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, litigation by private parties, and/or reputational damage, which could have a material adverse effect on our business, results of operations and financial condition.

The requirement to record certain assets and liabilities at fair value may adversely affect our financial results.

We report certain assets, including investment securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we carry these assets on our books at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk. For example, we could be required to recognize other-than-temporary impairments in future periods with respect to investment securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of our investment securities and our estimation of the anticipated recovery period.

Market changes in delivery of financial services may adversely affect demand for our services.

Channels for delivering financial products and services to our customers are evolving rapidly, with less reliance on traditional branch facilities and more use of online and mobile banking. We compete with larger providers that have significant resources to dedicate to improved technology and delivery channels. We periodically evaluate the profitability of our branch system and other office and operational facilities to improve efficiencies. However, identification and closure of unprofitable operations and facilities can lead to restructuring charges and introduce the risk of disruptions to revenues and customer relationships.

Substantial competition could adversely affect us.

Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in northeastern and central Vermont. Our competitors include a number of state and national banks and tax-advantaged credit unions, as well as financial and nonfinancial firms that offer services similar to those that we offer. Some of our competitors are community or regional banks that have strong local market positions. Our large bank competitors, in particular, have substantial capital, technology and marketing resources that are well in excess of ours. These larger financial institutions may have greater access to capital at a lower cost and have a higher per-borrower lending limit than our Company, which may adversely affect our ability to compete with them effectively.

In addition, technology and other changes increasingly allow parties to complete financial transactions electronically, without the need for a physical presence in a market area. We are therefore likely to face increasing competition from out-of-market competitors, including national firms. Moreover, in many cases transactions may now be completed without the involvement of banks. For example, consumers can pay bills and transfer funds over the Internet and by telephone without banks. Many non-bank financial service providers have lower overhead costs and are subject to fewer regulatory constraints. If consumers do not use banks to complete their financial transactions, we could potentially lose fee income, deposits and income generated from those deposits.

Systems failures, interruptions or breaches of security could disrupt our business and have an adverse effect on our business, results of operations and financial condition.

We depend upon data processing, software, communication, and information access and exchange on a variety of computing platforms and networks and over the internet, and we rely on the services of a variety of third party vendors to meet our data processing and communication needs. Consequently, we are subject to certain related operational risks, both in our operations and through those of our service providers. These risks include, but are not limited to, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud, cyberattacks and catastrophic failures resulting from terrorist acts or natural disasters. Despite the safeguards we maintain, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by customers and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems and networks and those of certain of our service providers as well as our customers’ devices, may be the target of cyberattacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, the theft of customer assets through fraudulent transactions or disruption of our or our customers’ or other third parties’ business operations. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. While we have instituted safeguards and controls, we cannot provide assurance that they will be effective in all cases, and their failure in some circumstances could have a material adverse effect on our business, financial condition or results of operations.

Changes in accounting standards could materially affect our financial statements.

From time to time the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements and applicable disclosures in our SEC filings. These changes can be very difficult to predict and can materially affect how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. Implementation of accounting changes, with associated professional consultation and advice, can be costly, even if the change will not have any material effect on our financial statements.

Our internal controls and procedures may fail or be circumvented.

Management periodically reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. However, any system of controls, no matter how well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met. Any failure or circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could have a material adverse effect on our business, results of operations and financial condition.

Changes in our tax rates could affect our future results.

Our future effective tax rates and tax liabilities could be unfavorably affected by increases in applicable tax rates and changes in federal or state tax laws, regulations and agency interpretations. Our effective tax rates could also be affected by changes in the valuation of our deferred tax assets and liabilities or by the outcomes of any examinations of our income tax returns by the Internal Revenue Service or our state income, franchise, sales and use or other tax returns by the Vermont Department of Taxes.

Our business could suffer if we fail to attract and retain skilled personnel.

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

Environmental liability associated with our lending activities could result in losses.

In the course of business, we may acquire, through foreclosure, properties securing loans originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that material environmental violations could be discovered on these properties. In this event, we might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our results of operations and financial condition.

We have become subject to more stringent capital requirements.

As of January 1, 2015, we were required to comply with new capital rules issued by the federal banking agencies that implemented the Basel II capital standards and established the minimum capital levels required under the Dodd-Frank Act. These new capital rules require banks and bank holding companies to maintain a minimum common equity Tier I capital ratio of 4.5% of risk-weighted assets, a minimum Tier I capital ratio of 6.0% of risk-weighted assets, a minimum total capital ratio of 8.0% of risk-weighted assets, and a minimum leverage ratio of 4.0%. Subject to a transition period, the new capital rules require banks and bank holding companies to maintain a 2.5% common equity Tier I capital conservation buffer above the minimum risk-based capital requirements for adequately capitalized institutions to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The Company and the Bank met these requirements as of December 31, 2015. The new rules permanently grandfathered trust preferred securities issued before May 19, 2010 for institutions with less than $15.0 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. Our trust preferred securities qualify for this grandfather treatment. The new rules increased the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations, but retained the previous capital treatment of residential mortgages. Under the new rules, we were permitted to make, and did make, a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital.

Continued implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

We may be required to write down goodwill and other identifiable intangible assets.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2015, our goodwill and other identifiable intangible assets totaled approximately $15.7 million, which included goodwill and core deposit intangible assets created in connection with the LyndonBank acquisition in 2007 of approximately $11.5 million and $4.2 million, respectively. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct a review each year, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We last completed a goodwill impairment analysis as of December 31, 2015, and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such. There were no triggers for such review for impairment for other intangible assets for the year ended December 31, 2015. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

We are not able to offer all of the financial services and products of a financial holding company.

Banks, securities firms, and insurance companies can now combine under a “financial holding company” umbrella. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Some of our competitors have elected to become financial holding companies. We offer only traditional banking products and, through our affiliate, Community Financial Services Group, LLC, trust and investment management services.

Our organizational documents may have the effect of discouraging a third party from acquiring us.

Our Amended and Restated Articles of Association and By-Laws contain provisions, including a staggered board of directors and a supermajority vote requirement, that make it more difficult for a third party to gain control or acquire us without the consent of the board of directors. These provisions could also discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended June 30, 2016, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18).

				Maximum Number of
			Total Number of	Shares That May Yet
	Total Number	Average	Shares Purchased	Be Purchased Under
	of Shares	Price Paid	as Part of Publicly	the Plan at the End
For the period:	Purchased(1)(2)	Per Share	Announced Plan	of the Period

April 1 - April 30	7,000	$ 13.90	N/A	N/A
May 1 - May 30	4,134	14.00	N/A	N/A
June 1 - June 30	700	14.00	N/A	N/A
Total	11,834	$ 13.94	N/A	N/A

(1)  All 11,834 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2)  Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's Dividend Reinvestment Plan.

ITEM 6. Exhibits

The following exhibits are filed with this report:

Exhibit 31.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101--The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six month interim periods ended June 30, 2016 and 2015, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: August 11, 2016	/s/ Stephen P. Marsh
Stephen P. Marsh, Board Chair
& Chief Executive Officer
(Principal Executive Officer)

DATED: August 11, 2016	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Treasurer
(Principal Financial Officer)