Form 10-Q
period 2016-09-30
COMMUNITY BANCORP /VT
filed 2016-11-10
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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
YES (  )     NO(X)

At November 09, 2016, there were 5,042,934 shares outstanding of the Corporation's common stock.

FORM 10-Q
Index
		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4	Controls and Procedures	53

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	53
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 6	Exhibits	54
	Signatures	55

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	September 30,	December 31,	September 30,
Consolidated Balance Sheets	2016	2015	2015
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$11,705,902	$9,479,353	$11,300,856
Federal funds sold and overnight deposits	673,911	19,372,537	3,438,242
Total cash and cash equivalents	12,379,813	28,851,890	14,739,098
Securities held-to-maturity (fair value $57,592,000 at 09/30/16,
$44,143,000 at 12/31/15 and $48,011,000 at 09/30/15)	56,837,100	43,354,419	47,657,894
Securities available-for-sale	29,412,216	26,470,400	30,385,242
Restricted equity securities, at cost	1,855,850	2,441,650	3,332,450
Loans held-for-sale	708,975	1,199,400	1,198,633
Loans	470,186,895	458,119,429	455,418,132
Allowance for loan losses	(5,179,965)	(5,011,878)	(5,015,987)
Deferred net loan costs	312,565	316,491	308,189
Net loans	465,319,495	453,424,042	450,710,334
Bank premises and equipment, net	10,833,164	11,460,207	11,291,015
Accrued interest receivable	1,649,964	1,633,213	1,687,483
Bank owned life insurance (BOLI)	4,599,301	4,520,486	4,493,676
Core deposit intangible	340,861	545,386	613,556
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	409,000	262,000	1,058,475
Other assets	9,870,422	10,397,347	10,218,014
Total assets	$605,790,430	$596,134,709	$588,960,139
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$101,259,470	$93,525,762	$91,124,547
Interest-bearing transaction accounts	119,981,648	130,735,094	113,669,795
Money market funds	76,976,376	81,930,888	89,103,792
Savings	91,274,380	81,731,290	81,550,091
Time deposits, $250,000 and over	10,848,979	9,431,437	9,374,291
Other time deposits	103,466,053	98,131,091	94,185,975
Total deposits	503,806,906	495,485,562	479,008,491
Federal funds purchased and other borrowed funds	5,795,000	10,000,000	20,000,000
Repurchase agreements	25,834,249	22,073,238	21,977,315
Capital lease obligations	493,810	558,365	579,277
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	3,129,831	3,715,888	3,550,476
Total liabilities	551,946,796	544,720,053	538,002,559
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized,
5,253,090 shares issued at 09/30/16, 5,204,517 shares issued
at 12/31/15 and 5,189,705 shares issued at 09/30/15	13,132,725	13,011,293	12,974,263
Additional paid-in capital	30,639,268	30,089,438	29,908,987
Retained earnings	9,991,842	8,482,096	8,100,897
Accumulated other comprehensive income (loss)	202,576	(45,394)	96,210
Less: treasury stock, at cost; 210,101 shares at 09/30/16,
12/31/15 and 09/30/15	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	53,843,634	51,414,656	50,957,580
Total liabilities and shareholders' equity	$605,790,430	$596,134,709	$588,960,139
Book value per common share outstanding	$10.18	$9.79	$9.73

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary	Three Months Ended September 30,
Consolidated Statements of Income	2016	2015
(Unaudited)
Interest income
Interest and fees on loans	$5,732,855	$5,503,166
Interest on debt securities
Taxable	128,767	119,977
Tax-exempt	339,999	279,041
Dividends	49,429	34,365
Interest on federal funds sold and overnight deposits	3,048	3,186
Total interest income	6,254,098	5,939,735

Interest expense
Interest on deposits	504,170	484,278
Interest on federal funds purchased and other borrowed funds	53,404	28,229
Interest on repurchase agreements	18,820	16,689
Interest on junior subordinated debentures	115,349	103,274
Total interest expense	691,743	632,470

Net interest income	5,562,355	5,307,265
Provision for loan losses	150,000	75,000
Net interest income after provision for loan losses	5,412,355	5,232,265

Non-interest income
Service fees	719,341	657,949
Income from sold loans	230,623	239,724
Other income from loans	209,882	223,465
Other income	323,674	178,857
Total non-interest income	1,483,520	1,299,995

Non-interest expense
Salaries and wages	1,725,000	1,650,000
Employee benefits	679,762	575,129
Occupancy expenses, net	605,378	676,559
Other expenses	1,780,363	1,630,186
Total non-interest expense	4,790,503	4,531,874

Income before income taxes	2,105,372	2,000,386
Income tax expense	589,472	560,564
Net income	$1,515,900	$1,439,822

Earnings per common share	$0.30	$0.29
Weighted average number of common shares
used in computing earnings per share	5,032,156	4,969,425
Dividends declared per common share	$0.16	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary	Nine Months Ended September 30,
Consolidated Statements of Income	2016	2015
(Unaudited)
Interest income
Interest and fees on loans	$16,582,276	$16,314,191
Interest on debt securities
Taxable	384,413	327,624
Tax-exempt	942,246	826,421
Dividends	108,141	82,036
Interest on federal funds sold and overnight deposits	18,654	7,446
Total interest income	18,035,730	17,557,718

Interest expense
Interest on deposits	1,529,465	1,605,916
Interest on federal funds purchased and other borrowed funds	106,807	66,505
Interest on repurchase agreements	56,125	54,259
Interest on junior subordinated debentures	339,603	305,607
Total interest expense	2,032,000	2,032,287

Net interest income	16,003,730	15,525,431
Provision for loan losses	400,000	375,000
Net interest income after provision for loan losses	15,603,730	15,150,431

Non-interest income
Service fees	1,992,560	1,932,367
Income from sold loans	683,114	687,964
Other income from loans	616,473	544,097
Net realized gain on sale of securities available-for-sale	0	2,723
Other income	747,923	650,110
Total non-interest income	4,040,070	3,817,261

Non-interest expense
Salaries and wages	5,175,000	4,988,352
Employee benefits	2,049,926	1,911,809
Occupancy expenses, net	1,857,482	1,976,226
Other expenses	5,065,565	5,132,055
Total non-interest expense	14,147,973	14,008,442

Income before income taxes	5,495,827	4,959,250
Income tax expense	1,515,234	1,331,884
Net income	$3,980,593	$3,627,366

Earnings per common share	$0.78	$0.72
Weighted average number of common shares
used in computing earnings per share	5,016,191	4,954,381
Dividends declared per common share	$0.48	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended September 30,
	2016	2015

Net income	$1,515,900	$1,439,822

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gain on available-for-sale securities
arising during the period	(46,840)	145,990
Tax effect	15,926	(49,637)
Other comprehensive (loss) income, net of tax	(30,914)	96,353
Total comprehensive income	$1,484,986	$1,536,175

	Nine Months Ended September 30,
	2016	2015

Net income	$3,980,593	$3,627,366

Other comprehensive income, net of tax:
Unrealized holding gain on available-for-sale securities
arising during the period	375,713	159,775
Reclassification adjustment for gain realized in income	0	(2,723)
Unrealized gain during the year	375,713	157,052
Tax effect	(127,743)	(53,398)
Other comprehensive income, net of tax	247,970	103,654
Total comprehensive income	$4,228,563	$3,731,020

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended September 30,
	2016	2015

Cash Flows from Operating Activities:
Net income	$3,980,593	$3,627,366
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	779,240	728,753
Provision for loan losses	400,000	375,000
Deferred income tax	(132,862)	(261,012)
Gain on sale of securities available-for-sale	0	(2,723)
Gain on sale of loans	(351,824)	(301,910)
Loss on sale of bank premises and equipment	0	87,278
Loss on sale of OREO	4,965	5,384
Income from Trust LLC	(326,675)	(269,313)
Amortization of bond premium, net	90,099	130,432
Write down of OREO	26,000	45,320
Proceeds from sales of loans held for sale	18,648,432	18,395,365
Originations of loans held for sale	(17,806,183)	(19,265,838)
Increase in taxes payable	358,630	251,897
(Increase) decrease in interest receivable	(16,751)	10,965
Decrease in mortgage servicing rights	77,768	15,716
Increase in other assets	(17,149)	(258,984)
Increase in cash surrender value of BOLI	(78,815)	(80,102)
Amortization of core deposit intangible	204,525	204,525
Amortization of limited partnerships	439,470	423,999
Decrease (increase) in unamortized loan costs	3,926	(4,795)
Decrease in interest payable	(8,421)	(13,022)
Increase (decrease) in accrued expenses	93,410	(52,429)
Increase (decrease) in other liabilities	17,835	(9,752)
Net cash provided by operating activities	6,386,213	3,782,120

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	28,312,853	28,218,911
Purchases	(41,795,534)	(34,065,859)
Investments - available-for-sale
Maturities, calls, pay downs and sales	4,550,645	11,081,823
Purchases	(7,206,847)	(8,490,830)
Proceeds from redemption of restricted equity securities	585,800	0
(Decrease) increase in limited partnership contributions payable	(687,500)	975,000
Investments in limited partnerships	0	(975,500)
Increase in loans, net	(12,747,728)	(8,035,374)
Capital expenditures for bank premises and equipment	(152,199)	(618,097)
Proceeds from sales of OREO	217,143	210,616
Recoveries of loans charged off	53,242	75,835
Net cash used in investing activities	(28,870,125)	(11,623,475)

	2016	2015

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(3,019,738)	(9,352,999)
Net increase in money market and savings accounts	4,588,578	4,804,037
Net increase (decrease) in time deposits	6,752,504	(9,462,010)
Net increase (decrease) in repurchase agreements	3,761,011	(6,565,646)
Net (decrease) increase in short-term borrowings	(4,755,000)	20,000,000
Proceeds from long-term borrowings	550,000	0
Decrease in capital lease obligations	(64,555)	(60,267)
Dividends paid on preferred stock	(65,625)	(60,938)
Dividends paid on common stock	(1,735,340)	(1,683,898)
Net cash provided by (used in) financing activities	6,011,835	(2,381,721)

Net decrease in cash and cash equivalents	(16,472,077)	(10,223,076)
Cash and cash equivalents:
Beginning	28,851,890	24,962,174
Ending	$12,379,813	$14,739,098

Supplemental Schedule of Cash Paid During the Period:
Interest	$2,040,421	$2,045,309

Income taxes, net of refunds	$850,000	$917,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$375,713	$157,052

Loans transferred to OREO	$395,108	$81,475

Common Shares Dividends Paid:
Dividends declared	$2,405,222	$2,375,465
Decrease (increase) in dividends payable attributable to dividends declared	1,380	(23,805)
Dividends reinvested	(671,262)	(667,762)
	$1,735,340	$1,683,898

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

Note 2. Recent Accounting Developments

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. This guidance also changes certain disclosure requirements and other aspects of current accounting principles generally accepted in the United States of America (U.S. GAAP). Public businesses must use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the fiscal year. The Company is evaluating the impact of the adoption of the ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted for all entities. The Company is evaluating the impact of the adoption of the ASU on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company is evaluating the impact of the adoption of the ASU on its consolidated financial statements.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

	Three Months Ended September 30,
	2016	2015

Net income, as reported	$1,515,900	$1,439,822
Less: dividends to preferred shareholders	21,875	20,313
Net income available to common shareholders	$1,494,025	$1,419,509
Weighted average number of common shares
used in calculating earnings per share	5,032,156	4,969,425
Earnings per common share	$0.30	$0.29

	Nine Months Ended September 30,
	2016	2015

Net income, as reported	$3,980,593	$3,627,366
Less: dividends to preferred shareholders	65,625	60,938
Net income available to common shareholders	$3,914,968	$3,566,428
Weighted average number of common shares
used in calculating earnings per share	5,016,191	4,954,381
Earnings per common share	$0.78	$0.72

Note 4.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

September 30, 2016
U.S. Government sponsored enterprise (GSE) debt securities	$13,751,867	$96,874	$5,247	$13,843,494
Agency mortgage-backed securities (Agency MBS)	12,380,416	164,771	18,571	12,526,616
Other investments	2,973,000	69,106	0	3,042,106
	$29,105,283	$330,751	$23,818	$29,412,216

December 31, 2015
U.S. GSE debt securities	$12,832,059	$22,523	$22,139	$12,832,443
Agency MBS	10,734,121	0	69,637	10,664,484
Other investments	2,973,000	5,046	4,573	2,973,473
	$26,539,180	$27,569	$96,349	$26,470,400

September 30, 2015
U.S. GSE debt securities	$13,846,756	$100,714	$0	$13,947,470
U.S. Government securities	2,988,369	14,600	0	3,002,969
Agency MBS	11,175,344	31,719	8,702	11,198,361
Other investments	2,229,000	8,040	598	2,236,442
	$30,239,469	$155,073	$9,300	$30,385,242

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

September 30, 2016
States and political subdivisions	$56,837,100	$754,900	$0	$57,592,000

December 31, 2015
States and political subdivisions	$43,354,419	$788,581	$0	$44,143,000

September 30, 2015
States and political subdivisions	$47,657,894	$353,106	$0	$48,011,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

U.S. GSE debt securities, Agency MBS securities and certificates of deposit (CDs) held for investment with a book value of $29,105,283 and a fair value of $29,412,216 collateralized repurchase agreements at September 30, 2016. These repurchase agreements mature daily.

The scheduled maturities of debt securities AFS were as follows:

	Amortized	Fair
	Cost	Value
September 30, 2016
Due in one year or less	$1,000,000	$1,001,865
Due from one to five years	14,479,867	14,630,210
Due from five to ten years	1,245,000	1,253,525
Agency MBS	12,380,416	12,526,616
	$29,105,283	$29,412,216

December 31, 2015
Due in one year or less	$3,077,544	$3,086,317
Due from one to five years	12,482,515	12,474,599
Due from five to ten years	245,000	245,000
Agency MBS	10,734,121	10,664,484
	$26,539,180	$26,470,400

September 30, 2015
Due in one year or less	$5,095,683	$5,111,128
Due from one to five years	13,723,442	13,828,303
Due from five to ten years	245,000	247,450
Agency MBS	11,175,344	11,198,361
	$30,239,469	$30,385,242

Because the actual maturities of Agency MBS usually differ from their contractual maturities due to the right of borrowers to prepay the underlying mortgage loans, usually without penalty, those securities are not presented in the table by contractual maturity date.

The scheduled maturities of debt securities HTM were as follows:

	Amortized	Fair
	Cost	Value*
September 30, 2016
Due in one year or less	$35,141,204	$35,141,000
Due from one to five years	4,029,095	4,218,000
Due from five to ten years	3,430,921	3,620,000
Due after ten years	14,235,880	14,613,000
	$56,837,100	$57,592,000

December 31, 2015
Due in one year or less	$27,731,133	$27,731,000
Due from one to five years	4,015,553	4,213,000
Due from five to ten years	3,149,531	3,347,000
Due after ten years	8,458,202	8,852,000
	$43,354,419	$44,143,000

September 30, 2015
Due in one year or less	$34,954,587	$34,955,000
Due from one to five years	4,436,462	4,524,000
Due from five to ten years	1,856,522	1,945,000
Due after ten years	6,410,323	6,587,000
	$47,657,894	$48,011,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

There were no debt securities HTM in an unrealized loss position as of the balance sheet dates. There were no debt securities AFS in an unrealized loss position greater than 12 months as of the balance sheet dates. Debt securities AFS with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		Total
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
September 30, 2016
U.S. GSE debt securities	$1,994,753	$5,247	$1,994,753	$5,247
Agency MBS	2,054,035	18,571	2,054,035	18,571
	$4,048,788	$23,818	$4,048,788	$23,818

December 31, 2015
U.S. GSE debt securities	$6,243,373	$22,139	$6,243,373	$22,139
Agency MBS	10,664,484	69,637	10,664,484	69,637
Other investments	1,483,427	4,573	1,483,427	4,573
	$18,391,284	$96,349	$18,391,284	$96,349

September 30, 2015
Agency MBS	$4,191,984	$8,702	$4,191,984	$8,702
Other investments	495,402	598	495,402	598
	$4,687,386	$9,300	$4,687,386	$9,300

Debt securities in the table above consisted of one U.S. GSE debt security and four Agency MBS securities at September 30, 2016, six U.S. GSE debt securities, twelve Agency MBS and six CDs held for investment at December 31, 2015, and five Agency MBS securities and two CDs at September 30, 2015. The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition. As of September 30, 2016, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be other than temporary.

Note 5. Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	September 30,	December 31,	September 30,
	2016	2015	2015

Commercial & industrial	$69,791,331	$65,191,124	$68,970,374
Commercial real estate	190,246,590	178,206,542	171,636,701
Residential real estate - 1st lien	161,277,406	162,760,273	161,763,468
Residential real estate - Junior (Jr) lien	41,739,827	44,720,266	45,237,294
Consumer	7,131,741	7,241,224	7,810,295
Gross Loans	470,186,895	458,119,429	455,418,132
Deduct (add):
Allowance for loan losses	5,179,965	5,011,878	5,015,987
Deferred net loan costs	(312,565)	(316,491)	(308,189)
Net Loans	$465,319,495	$453,424,042	$450,710,334

The following is an age analysis of loans (including non-accrual), by portfolio segment:

							90 Days or
		90 Days	Total			Non-Accrual	More
September 30, 2016	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$236,510	$116,720	$353,230	$69,438,101	$69,791,331	$205,358	$116,720
Commercial real estate	655,874	249,749	905,623	189,340,967	190,246,590	759,332	227,302
Residential real estate
- 1st lien	1,837,612	1,005,342	2,842,954	158,434,452	161,277,406	1,289,968	744,379
- Jr lien	203,174	91,420	294,594	41,445,233	41,739,827	343,766	91,420
Consumer	66,776	0	66,776	7,064,965	7,131,741	0	0
Total	$2,999,946	$1,463,231	$4,463,177	$465,723,718	$470,186,895	$2,598,424	$1,179,821

							90 Days or
		90 Days	Total			Non-Accrual	More
December 31, 2015	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$224,997	$168,244	$393,241	$64,797,883	$65,191,124	$441,103	$13,556
Commercial real estate	888,994	560,439	1,449,433	176,757,109	178,206,542	2,400,757	45,356
Residential real estate
- 1st lien	2,875,768	1,408,551	4,284,319	158,475,954	162,760,273	2,009,079	801,241
- Jr lien	521,373	63,031	584,404	44,135,862	44,720,266	386,132	63,031
Consumer	83,343	0	83,343	7,157,881	7,241,224	0	0
Total	$4,594,475	$2,200,265	$6,794,740	$451,324,689	$458,119,429	$5,237,071	$923,184

							90 Days or
		90 Days	Total			Non-Accrual	More
September 30, 2015	30-89 Days	or More	Past Due	Current	Total Loans	Loans	and Accruing

Commercial & industrial	$98,272	$254,837	$353,109	$68,617,265	$68,970,374	$631,247	$0
Commercial real estate	666,897	515,083	1,181,980	170,454,721	171,636,701	2,377,232	0
Residential real estate
- 1st lien	1,873,326	1,062,526	2,935,852	158,827,616	161,763,468	2,240,524	348,353
- Jr lien	248,648	111,849	360,497	44,876,797	45,237,294	351,805	67,811
Consumer	53,090	1,791	54,881	7,755,414	7,810,295	0	1,791
Total	$2,940,233	$1,946,086	$4,886,319	$450,531,813	$455,418,132	$5,600,808	$417,955

For all loan segments, loans over 30 days past due are considered delinquent.

As of September 30, 2016, there were six residential mortgage loans in process of foreclosure totaling $250,413, compared to five residential mortgage loans totaling $400,905 as of December 31, 2015, and four residential mortgages loans totaling $370,413 as of September 30, 2015.

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

General component

The general component of the allowance for loan losses is based on historical loss experience, adjusted for qualitative factors and stratified by the following loan segments: commercial and industrial, commercial real estate, residential real estate first (1st) lien, residential real estate junior (Jr) lien and consumer loans. The Company does not disaggregate its portfolio segments further into classes. Loss ratios are calculated by loan segment for one year, two year, three year, four year and five year look back periods. The highest loss ratio among these look-back periods is then applied against the respective segment. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of commercial real estate loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available.

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

Specific component

The specific component of the allowance for loan losses relates to loans that are impaired. Impaired loans are loan(s) to a borrower that in the aggregate are greater than $100,000 and that are in non-accrual status or are troubled debt restructurings (TDR) regardless of amount. A specific allowance is established for an impaired loan when its estimated impaired basis is less than the carrying value of the loan. For all loan segments, except consumer loans, a loan is considered impaired when, based on current information and events, in management’s estimation it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant or temporary payment delays and payment shortfalls generally are not classified as impaired. Management evaluates the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and frequency of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

The tables below summarize changes in the allowance for loan losses and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended September 30, 2016
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$825,242	$2,316,966	$1,294,272	$414,082	$80,560	$146,298	$5,077,420
Charge-offs	(1,358)	0	(42,000)	0	(14,438)	0	(57,796)
Recoveries	2,174	0	3,974	60	4,133	0	10,341
Provision (credit)	(54,384)	34,435	82,396	(32,861)	(11,915)	132,329	150,000
Ending balance	$771,674	$2,351,401	$1,338,642	$381,281	$58,340	$278,627	$5,179,965

As of or for the nine months ended September 30, 2016
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$712,902	$2,152,678	$1,368,028	$422,822	$75,689	$279,759	$5,011,878
Charge-offs	(12,194)	0	(234,549)	0	(38,412)	0	(285,155)
Recoveries	22,650	0	9,660	180	20,752	0	53,242
Provision (credit)	48,316	198,723	195,503	(41,721)	311	(1,132)	400,000
Ending balance	$771,674	$2,351,401	$1,338,642	$381,281	$58,340	$278,627	$5,179,965

Allowance for loan losses
Evaluated for impairment
Individually	$0	$92,900	$19,000	$115,600	$0	$0	$227,500
Collectively	771,674	2,258,501	1,319,642	265,681	58,340	278,627	4,952,465
Total	$771,674	$2,351,401	$1,338,642	$381,281	$58,340	$278,627	$5,179,965

Loans evaluated for impairment
Individually	$188,528	$703,852	$1,064,752	$226,590	$0		$2,183,722
Collectively	69,602,803	189,542,738	160,212,654	41,513,237	7,131,741		468,003,173
Total	$69,791,331	$190,246,590	$161,277,406	$41,739,827	$7,131,741		$470,186,895

As of or for the year ended December 31, 2015
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$646,719	$2,311,936	$1,270,766	$321,099	$118,819	$236,535	$4,905,874
Charge-offs	(200,900)	(14,783)	(150,947)	(66,104)	(69,632)	0	(502,366)
Recoveries	59,264	0	6,042	240	32,824	0	98,370
Provision (credit)	207,819	(144,475)	242,167	167,587	(6,322)	43,224	510,000
Ending balance	$712,902	$2,152,678	$1,368,028	$422,822	$75,689	$279,759	$5,011,878

Allowance for loan losses
Evaluated for impairment
Individually	$0	$0	$25,100	$114,600	$0	$0	$139,700
Collectively	712,902	2,152,678	1,342,928	308,222	75,689	279,759	4,872,178
Total	$712,902	$2,152,678	$1,368,028	$422,822	$75,689	$279,759	$5,011,878

Loans evaluated for impairment
Individually	$286,436	$2,551,748	$1,419,808	$234,004	$0		$4,491,996
Collectively	64,904,688	175,654,794	161,340,465	44,486,262	7,241,224		453,627,433
Total	$65,191,124	$178,206,542	$162,760,273	$44,720,266	$7,241,224		$458,119,429

As of or for the three months ended September 30, 2015
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$881,094	$1,984,559	$1,358,504	$352,125	$63,813	$455,117	$5,095,212
Charge-offs	(70,000)	(14,783)	(17,473)	(35,194)	(25,334)	0	(162,784)
Recoveries	997	0	0	60	7,502	0	8,559
Provision (credit)	(91,246)	45,039	57,167	106,934	23,350	(66,244)	75,000
Ending balance	$720,845	$2,014,815	$1,398,198	$423,925	$69,331	$388,873	$5,015,987

As of or for the nine months ended September 30, 2015
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$646,719	$2,311,936	$1,270,766	$321,099	$118,819	$236,535	$4,905,874
Charge-offs	(105,059)	(14,783)	(112,047)	(55,393)	(53,440)	0	(340,722)
Recoveries	43,909	0	6,042	180	25,704	0	75,835
Provision (credit)	135,276	(282,338)	233,437	158,039	(21,752)	152,338	375,000
Ending balance	$720,845	$2,014,815	$1,398,198	$423,925	$69,331	$388,873	$5,015,987

Allowance for loan losses
Evaluated for impairment
Individually	$0	$0	$71,800	$115,000	$0	$0	$186,800
Collectively	720,845	2,014,815	1,326,398	308,925	69,331	388,873	4,829,187
Total	$720,845	$2,014,815	$1,398,198	$423,925	$69,331	$388,873	$5,015,987

Loans evaluated for impairment
Individually	$446,928	$2,526,797	$1,701,790	$236,301	$0		$4,911,816
Collectively	68,523,446	169,109,904	160,061,678	45,000,993	7,810,295		450,506,316
Total	$68,970,374	$171,636,701	$161,763,468	$45,237,294	$7,810,295		$455,418,132

Impaired loans, by portfolio segment, were as follows:

	As of September 30, 2016
		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
	Investment	Balance	Allowance	Investment(1)	Investment(2)

With an allowance recorded
Commercial real estate	$228,062	$235,152	$92,900	$0	$45,612
Residential real estate - 1st lien	436,191	579,182	19,000	435,802	296,316
Residential real estate - Jr lien	226,590	284,314	115,600	262,589	197,154
	890,843	1,098,648	227,500	698,391	539,082

With no related allowance recorded
Commercial & industrial	188,528	262,297		198,137	174,248
Commercial real estate	475,790	523,245		901,468	966,095
Residential real estate - 1st lien	628,561	729,602		918,378	742,267
Residential real estate - Jr lien	0	0		39,721	15,888
	1,292,879	1,515,144		2,057,704	1,898,498

Total	$2,183,722	$2,613,792	$227,500	$2,756,095	$2,437,580

(1) For the three months ended September 30, 2016
(2) For the nine months ended September 30, 2016

	As of December 31, 2015			2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

With an allowance recorded
Commercial & industrial	$0	$0	$0	$37,359
Commercial real estate	0	0	0	40,902
Residential real estate - 1st lien	173,788	182,251	25,100	228,273
Residential real estate - Jr lien	234,004	284,227	114,600	155,207
	407,792	466,478	139,700	461,741

With no related allowance recorded
Commercial & industrial	286,436	366,387		446,817
Commercial real estate	2,551,748	2,776,729		2,151,713
Residential real estate - 1st lien	1,246,020	1,460,402		973,572
Residential real estate - Jr lien	0	0		113,964
	4,084,204	4,603,518		3,686,066

Total	$4,491,996	$5,069,996	$139,700	$4,147,807

	As of September 30, 2015
		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
	Investment	Balance	Allowance	Investment(1)	Investment(2)

With an allowance recorded
Commercial & industrial	$0	$0	$0	$93,398	$37,359
Commercial real estate	0	0	0	0	40,902
Residential real estate - 1st lien	246,594	283,363	71,800	302,937	193,515
Residential real estate - Jr lien	236,301	284,202	115,000	152,865	108,406
	482,895	567,565	186,800	549,200	380,182

With no related allowance recorded
Commercial & industrial	446,928	512,552		555,057	389,530
Commercial real estate	2,526,797	2,741,550		1,976,769	1,641,363
Residential real estate - 1st lien	1,455,196	1,658,402		780,255	724,368
Residential real estate - Jr lien	0	0		120,465	113,964
	4,428,921	4,912,504		3,432,546	2,869,225

Total	$4,911,816	$5,480,069	$186,800	$3,981,746	$3,249,407

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of September 30, 2016
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$67,062,235	$179,855,087	$158,989,152	$41,124,097	$7,131,741	$454,162,312
Group B	1,551,890	3,270,984	451,736	146,896	0	5,421,506
Group C	1,177,206	7,120,519	1,836,518	468,834	0	10,603,077
Total	$69,791,331	$190,246,590	$161,277,406	$41,739,827	$7,131,741	$470,186,895

As of December 31, 2015
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$59,764,081	$168,326,527	$158,834,849	$44,041,594	$7,241,224	$438,208,275
Group B	4,724,729	4,529,493	599,516	212,508	0	10,066,246
Group C	702,314	5,350,522	3,325,908	466,164	0	9,844,908
Total	$65,191,124	$178,206,542	$162,760,273	$44,720,266	$7,241,224	$458,119,429

As of September 30, 2015
			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$65,623,508	$161,009,553	$158,003,285	$44,587,285	$7,808,505	$437,032,136
Group B	2,023,893	4,415,932	178,938	224,090	0	6,842,853
Group C	1,322,973	6,211,216	3,581,245	425,919	1,790	11,543,143
Total	$68,970,374	$171,636,701	$161,763,468	$45,237,294	$7,810,295	$455,418,132

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

New TDRs, by portfolio segment, during the periods presented were as follows:

	Three months ended September 30, 2016			Nine months ended September 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Residential real estate
- 1st lien	3	$177,182	$185,107	8	$572,418	$598,030
- Jr lien	0	0	0	2	62,819	64,977
Total	3	$177,182	$185,107	10	$635,237	$663,007

	Year ended December 31, 2015
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial & industrial	2	$199,134	$204,142
Commercial real estate	3	581,431	616,438
Residential real estate
- 1st lien	12	1,229,100	1,303,228
- Jr lien	2	117,746	121,672
Total	19	$2,127,411	$2,245,480

	Three months ended September 30, 2015			Nine months ended September 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial & industrial	0	$0	$0	3	$198,999	$198,829
Commercial real estate	2	340,960	366,048	2	340,960	366,048
Residential real estate
- 1st lien	3	207,979	219,335	11	1,170,625	1,240,437
- Jr lien	0	0	0	2	117,745	121,672
Total	5	$548,939	$585,383	18	$1,828,329	$1,926,986

The TDR’s for which there was a payment default during the twelve month periods presented were as follows:

Twelve months ended September 30, 2016
	Number of	Recorded
	Contracts	Investment
Commercial	1	$71,808
Commercial real estate	1	228,063
Residential real estate - 1st lien	2	94,004
Residential real estate - Jr lien	1	54,557
Total	5	$448,432

Year ended December 31, 2015
	Number of	Recorded
	Contracts	Investment

Commercial real estate	1	$149,514
Residential real estate - 1st lien	4	286,803
Residential real estate - Jr lien	1	69,828
Total	6	$506,145

Twelve months ended September 30, 2015
	Number of	Recorded
	Contracts	Investment

Commercial	2	$21,890
Residential real estate - 1st lien	3	256,348
Total	5	$278,238

TDRs are treated as other impaired loans and carry individual specific reserves with respect to the calculation of the allowance for loan losses. These loans are categorized as non-performing, may be past due, and are generally adversely risk rated. The TDRs that have defaulted under their restructured terms are generally in collection status and their reserve is typically calculated using the fair value of collateral method. At September 30, 2016, the specific allocation related to TDRs was approximately $5,700 compared to $25,100 at December 31, 2015. There were no specific allocations related to TDRs at September 30, 2015.

As of the balance sheet dates, the Company was not contractually committed to lend additional funds to debtors with impaired or non-accrual loans. The Company is contractually committed to lend on one Small Business Administration guaranteed line of credit to a borrower whose lending relationship was previously restructured, but is no longer considered impaired for disclosure purposes.

Note 6. Transactions with Related Parties

Certain Related Party Loans

Some of the incumbent directors, nominees and executive officers of the Company, and some of the corporations and firms with which these individuals are associated, are customers of Community National Bank (the Bank), a subsidiary of Community Bancorp., in the ordinary course of business, or have loans outstanding from the Bank (referred to in this discussion as “related party loans”), and it is anticipated that they will continue to be customers of and indebted to the Bank in the future. All such related party loans were made in the ordinary course of business, and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable Bank transactions with unaffiliated persons, although directors were generally allowed the lowest interest rate given to others on comparable loans. Except as disclosed in the following paragraph, none of such related party loans represents more than the normal risk of collectability or presents other unfavorable features.

As previously reported, the Bank had two loans outstanding to related commercial enterprises in which one of the Company’s Directors is a 35% non-controlling equity owner. The loans, consisting of a commercial line of credit and a commercial real estate loan, went into default during the third quarter of 2016. The Director subsequently purchased the defaulted commercial line of credit from the Bank at par plus unpaid interest. As of September 30, 2016, the real estate-secured term loan had an outstanding principal balance of $2,556,666 plus accrued interest of $7,121. The Bank believes that the value of the collateral exceeds the aggregate amount of the indebtedness and does not expect to incur a loss on the loan, with liquidation of the real estate collateral required within two years under the terms of a forbearance agreement with the borrower.

Note 7. Goodwill and Other Intangible Assets

As a result of the merger with LyndonBank on December 31, 2007, the Company recorded goodwill amounting to $11,574,269. The goodwill is not amortizable and is not deductible for tax purposes.

The Company also recorded $4,161,000 of acquired identified intangible assets representing the core deposit intangible which is subject to amortization as a non-interest expense over a ten year period. The accumulated amortization expense was $3,820,139 and $3,547,444 as of September 30, 2016 and 2015, respectively.

Amortization expense for the core deposit intangible for the first nine months of 2016 and 2015 was $204,525. As of September 30, 2016, the remaining annual amortization expense related to the core deposit intangible, absent any impairment, is expected to be as follows:

2016	$68,170
2017	272,691
Total remaining core deposit intangible	$340,861

Management evaluates goodwill for impairment annually and the core deposit intangible for impairment if conditions warrant. As of the date of the most recent evaluation (December 31, 2015), management concluded that no impairment existed in either category.

Note 8. Fair Value

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company’s quality of earnings. The fair values of some of these assets and liabilities are measured on a recurring basis while others are measured on a non-recurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available-for-sale are recorded at fair value on a recurring basis. Other assets, such as mortgage servicing rights, loans held-for-sale, impaired loans, and OREO, are recorded at fair value on a non-recurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest). A brief description of each level follows.

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

Accrued interest:  The carrying amounts of accrued interest approximate their fair values. Due to their short-term nature, the Company classifies accrued interest as Level 2.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

September 30, 2016	Level 2
Assets: (market approach)
U.S. GSE debt securities	$13,843,494
Agency MBS	12,526,616
Other investments	3,042,106
Total	$29,412,216

December 31, 2015	Level 2
Assets: (market approach)
U.S. GSE debt securities	$12,832,443
Agency MBS	10,664,484
Other investments	2,973,473
Total	$26,470,400

September 30, 2015	Level 1	Level 2
Assets: (market approach)
U.S. GSE debt securities	$0	$13,947,470
U.S. Government securities	3,002,969	0
Agency MBS	0	11,198,361
Other investments	0	2,236,442
Total	$3,002,969	$27,382,273

There were no transfers of assets between Levels during any of the periods presented. There were no Level 1 assets or liabilities measured on a recurring basis as of September 30, 2016 or December 31, 2015, and there were no Level 3 assets or liabilities measured on a recurring basis as of any of the balance sheet dates presented.

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

Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

September 30, 2016	Level 2
Assets: (market approach)
Residential mortgage servicing rights	$1,215,311
Impaired loans, net of related allowance	663,343
OREO	409,000

December 31, 2015
Assets: (market approach)
Residential mortgage servicing rights	$1,293,079
Impaired loans, net of related allowance	268,092
OREO	262,000

September 30, 2015
Assets: (market approach)
Residential mortgage servicing rights	$1,296,249
Impaired loans, net of related allowance	296,095
OREO	1,058,475

There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented.

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company's financial instruments were as follows:

September 30, 2016		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$12,380	$12,380	$0	$0	$12,380
Securities held-to-maturity	56,837	0	57,592	0	57,592
Securities available-for-sale	29,412	0	29,412	0	29,412
Restricted equity securities	1,856	0	1,856	0	1,856
Loans and loans held-for-sale
Commercial & industrial	68,978	0	189	69,957	70,146
Commercial real estate	187,783	0	611	192,329	192,940
Residential real estate - 1st lien	160,552	0	1,046	163,770	164,816
Residential real estate - Jr lien	41,334	0	111	41,826	41,937
Consumer	7,069	0	0	7,358	7,358
Mortgage servicing rights	1,215	0	1,333	0	1,333
Accrued interest receivable	1,650	0	1,650	0	1,650
Financial liabilities:
Deposits
Other deposits	470,587	0	470,785	0	470,785
Brokered deposits	33,220	0	33,223	0	33,223
Federal funds purchased and short-term borrowings	5,245	0	5,245	0	5,245
Long-term borrowings	550	0	503	0	503
Repurchase agreements	25,834	0	25,834	0	25,834
Capital lease obligations	494	0	494	0	494
Subordinated debentures	12,887	0	12,852	0	12,852
Accrued interest payable	44	0	44	0	44

December 31, 2015		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$28,852	$28,852	$0	$0	$28,852
Securities held-to-maturity	43,354	0	44,143	0	44,143
Securities available-for-sale	26,470	0	26,470	0	26,470
Restricted equity securities	2,442	0	2,442	0	2,442
Loans and loans held-for-sale
Commercial & industrial	64,438	0	286	65,399	65,685
Commercial real estate	175,945	0	2,552	178,502	181,054
Residential real estate - 1st lien	162,492	0	1,395	164,959	166,354
Residential real estate - Jr lien	44,270	0	119	44,939	45,058
Consumer	7,161	0	0	7,482	7,482
Mortgage servicing rights	1,293	0	1,497	0	1,497
Accrued interest receivable	1,633	0	1,633	0	1,633
Financial liabilities:
Deposits
Other deposits	467,851	0	467,514	0	467,514
Brokered deposits	27,635	0	27,640	0	27,640
Federal funds purchased and short-term borrowings	10,000	0	10,000	0	10,000
Repurchase agreements	22,073	0	22,073	0	22,073
Capital lease obligations	558	0	558	0	558
Subordinated debentures	12,887	0	12,851	0	12,851
Accrued interest payable	53	0	53	0	53

September 30, 2015		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$14,739	$14,739	$0	$0	$14,739
Securities held-to-maturity	47,658	0	48,011	0	48,011
Securities available-for-sale	30,385	3,003	27,382	0	30,385
Restricted equity securities	3,332	0	3,332	0	3,332
Loans and loans held-for-sale
Commercial & industrial	68,190	0	447	69,224	69,671
Commercial real estate	169,476	0	2,527	172,871	175,398
Residential real estate - 1st lien	161,427	0	1,630	164,495	166,125
Residential real estate - Jr lien	44,774	0	121	45,526	45,647
Consumer	7,734	0	0	8,090	8,090
Mortgage servicing rights	1,296	0	1,474	0	1,474
Accrued interest receivable	1,687	0	1,687	0	1,687
Financial liabilities:
Deposits
Other deposits	458,674	0	458,796	0	458,796
Brokered deposits	20,334	0	20,349	0	20,349
Federal funds purchased and short-term borrowings	20,000	0	20,000	0	20,000
Repurchase agreements	21,977	0	21,977	0	21,977
Capital lease obligations	579	0	579	0	579
Subordinated debentures	12,887	0	12,857	0	12,857
Accrued interest payable	51	0	51	0	51

Note 9. Loan Servicing

The following table shows the changes in the carrying amount of the mortgage servicing rights, included in other assets in the consolidated balance sheets, for the periods indicated:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2016	December 31, 2015	September 30, 2015

Balance at beginning of year	$1,293,079	$1,311,965	$1,311,965
Mortgage servicing rights capitalized	152,900	230,818	177,090
Mortgage servicing rights amortized	(208,706)	(257,921)	(195,363)
Change in valuation allowance	(21,962)	8,217	2,557
Balance at end of period	$1,215,311	$1,293,079	$1,296,249

Note 10. Legal Proceedings

In the normal course of business, the Company and its subsidiary are involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 11. Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by U.S. GAAP. On September 27, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per common share payable November 1, 2016 to shareholders of record as of October 15, 2016. This dividend, amounting to $804,306, was accrued at September 30, 2016.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Period Ended September 30, 2016

The following discussion analyzes the consolidated financial condition of Community Bancorp. (the Company) and its wholly-owned subsidiary, Community National Bank (the Bank), as of September 30, 2016, December 31, 2015 and September 30, 2015, and its consolidated results of operations for the three- and nine-month interim periods presented. The Company is considered a “smaller reporting company” under applicable regulations of the Securities and Exchange Commission (SEC) and is therefore eligible for relief from certain disclosure requirements.

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

OVERVIEW

The Company’s consolidated assets at September 30, 2016 were $605,790,430, an increase of $9,655,721 or 1.6% from December 31, 2015 and an increase of $16,830,291, or 2.9%, from September 30, 2015. Total assets increased from year end due primarily to strong demand in the commercial and municipal loan portfolios. For the first nine months of 2016, loan balances increased $12,067,466, or 2.6%, and municipal loans, classified as investments, increased $13,482,681, or 31.1%. The increase in municipal loans is attributed partially to a $6.3 million bond participation for a local hospital, as well as to continued growth in routine short-term funding obligations of local government entities. Loans increased $14,768,763, or 3.2%, since September 30, 2015. The increase in loans year to date and year over year is attributable to growth in commercial loans and has been funded through a combination of increased deposit balances and short term borrowings in both comparison periods.

Total deposits increased $8,321,344, or 1.7%, for the first nine months of 2016, and $24,798,415, or 5.2% year over year. These increases are attributable to an increase in checking, savings and time deposits totaling $24,029,302 year to date, partially offset by a decrease in interest-bearing checking accounts and money market funds totaling $15,707,958 year to date and an increase in all deposit accounts except money market funds totaling $36,925,831 year over year with money market funds decreasing $12,127,416 in the same period. While rates have been at historic lows for the past several years, maturing time deposit balances have shifted into non-maturity deposits; however, this trend has slowed in recent months as rates have bottomed and the majority of remaining certificates of deposit (CDs) have already repriced to lower rates.

Interest rates remain at historically low levels, and the resulting pressure on margins is being further exacerbated by a flattening yield curve as short rates have increased 25 basis points while long rates stayed flat during the first six months of the year, and then declined substantially at the end of the second quarter following Great Britain’s vote to leave the European Union and remained at those levels through the third quarter. Growth of the commercial loan portfolio in recent years, which typically carries higher yields than residential and consumer loans, has helped to maintain a stable level of interest income despite the challenging interest rate environment. This shift in asset mix is in line with the Company’s strategic plan to increase its concentration in commercial loans while maintaining a stable residential loan portfolio. While commercial loans inherently carry more risk, the Company has dedicated significant resources in the credit administration department to mitigate the additional risk. The opportunities for growth continue to be primarily in the Central Vermont and Chittenden County markets where economic activity is more robust than in the Company’s Orleans and Caledonia Counties markets, and where the Company is increasing its presence and market share. In line with this focus, the Company plans to open a loan production office in Chittenden County during the fourth quarter of 2016. The shift of a portion of the investment portfolio to higher yielding mortgage backed securities and attractive bank CDs has also helped to maintain overall asset yields year over year.

Interest income increased $314,363, or 5.3%, for the third quarter of 2016 compared to the same period in 2015, and $478,012, or 2.7%, for the first nine months of 2016 compared to the same period in 2015. Interest expense increased $59,273, or 9.4%, for the third quarter of 2016 compared to the same quarter in 2015, while a decline of $287, or 0.01%, is noted for the first nine months of 2016 compared to the same period in 2015. The increase in interest income year over year reflects the growth in loan balances and shift in mix toward commercial loans, as asset yields continue to experience downward pressure. The decrease in interest paid on deposits year to date is attributable to a shift of customer funds out of higher yielding CDs to lower yielding demand and savings accounts, as well as to a decrease in the rate paid on these funds when they reprice at maturity. For the quarter ended September 30, 2016, interest expense was higher than the same period in 2015 because of the increase in short-term rates, and the higher levels of short term borrowings required to fund loan growth. Both short-term wholesale funding and the interest payment on the junior subordinated debentures are tied to short-term rates.

Net interest income after the provision for loan losses improved by $180,090, or 3.4%, for the third quarter of 2016 compared to the same quarter in 2015 and by $453,299, or 3.0%, for the nine months ended September 30, 2016 compared to the same period in 2015. The charge to income for the provision for loan losses increased $75,000, or 100%, for the third quarter of 2016 compared to the same quarter in 2015 and increased only $25,000, or 6.7%, for the first nine months of 2016 compared to the same period in 2015 despite an increase of over $12 million in the loan portfolio, due to lower net charge-offs than anticipated. Please refer to the Allowance for loan losses and provisions discussion in the Credit Risk section for more information.

Net income for the third quarter of 2016 was $1,515,900, an increase of $76,078, or 5.3%, compared to the same quarter in 2015, and net income for the first nine months of 2016 was $3,980,593, an increase of $353,227, or 9.7%, compared to the same period in 2015. Non-interest income increased $183,525, or 14.1%, and non-interest expense increased $258,629, or 5.7%, for the third quarter of 2016, and $222,809, or 5.8%, and $139,531, or 1.0%, respectively, for the first nine months of 2016 compared to the same period in 2015. Income tax expense increased $28,908, or 5.2%, for the third quarter of 2016 and $183,350, or 13.8%, for the first nine months of 2016 compared to the respective periods in 2015. Service fee income and other income contributed to the increase in non-interest income in both comparison periods, along with other income from loans in the nine months comparison period. Residential mortgage lending activity decreased during 2015 and into 2016, with residential mortgage originations totaling $35,257,580 for the first nine months of 2016 compared to $40,772,304 for the same period of 2015. Of those originations during the first nine months of 2016, secondary market sales totaled $18,648,432, compared to $18,395,365 for the first nine months of 2015, providing points and premiums from the sales of these mortgages of $683,114 and $687,964, respectively, a decrease of 0.7%. While income from sold loans decreased in both scenarios, other income from loans increased due to an increase in commercial loan documentation fees collected. Also contributing to the increase in net income in both periods was a decrease in occupancy expenses of $71,181, or 10.5%, for the third quarter of 2016 and $118,744, or 6.0%, for the first nine months of 2016, as well as a decrease in other expenses of $66,490, or 1.3%, for the first nine months of 2016, compared to the same period in 2015. One of the most significant reasons for the decrease in other expenses year over year was the nonrecurring cost in the amount of $100,000 for issuing the Europay, Mastercard and Visa chip cards in the second quarter of 2015. Please refer to the Non-interest Income and Expense sections for more information on these changes.

On September 27, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.16 per common share, payable on November 1, 2016 to shareholders of record on October 15, 2016. The Company is focused on increasing the profitability of the balance sheet, and prudently managing operating expenses and risk, particularly credit risk, in order to remain a well-capitalized bank in this challenging economic environment.

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

These policies are described further in the Company’s 2015 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. There were no material changes during the first nine months of 2016 in the Company’s critical accounting policies described in the 2015 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net income for the third quarter of 2016 was $1,515,900 or $0.30 per common share, compared to $1,439,822 or $0.29 per common share for the third quarter of 2015 and for the first nine months of 2016, net income was $3,980,593 or $0.78 per common share, compared to $3,627,366 or $0.72 per common share for the same period in 2015. Core earnings (net interest income before the provision for loan losses) for the third quarter of 2016 increased $255,090, or 4.8%, and for the nine months ended September 30, 2016 core earnings increased $478,299, or 3.1%, compared to the prior year. In light of the continued pressure on net interest margin and spread in this persistently low interest rate environment, the Company is pleased with these increases. To help offset this pressure, the Company has continued to shift assets from lower yielding taxable investments to loans when possible, and to shift a portion of the investment portfolio to higher yielding certificates of deposit, Small Business Administration (SBA) securities, and agency mortgage-backed securities (Agency MBS) within its available-for-sale portfolio. Compared to the same period last year, during the first nine months of 2016, the loan mix continued to shift at a measured pace in favor of higher yielding commercial loans, while the deposit mix shifted to lower cost non-maturity deposits, both of which have benefitted the Company’s net interest income. Interest paid on deposits, which is the major component of total interest expense, increased $19,892, or 4.1%, for the third quarter of 2016 compared to the same quarter in 2015, but decreased $76,451, or 4.8%, in the first nine months of 2016 compared to the same period of 2015, reflecting the continued low rate environment and shift to lower-cost non-maturity deposits. The Company recorded provisions for loan losses of $150,000 and $400,000, respectively, for the third quarter and first nine months of 2016, compared to $75,000 and $375,000, for the respective periods of 2015. Non-interest income increased $183,525, or 14.1%, for the third quarter of 2016 compared to the same quarter in 2015 and $222,809, or 5.8%, for the first nine months of 2016 compared to 2015. This growth was primarily due to an increase in residential mortgage loan sales, which generate fee income, and an increase in the collection of commercial and portfolio mortgage loan documentation fees. Non-interest expense increased $258,629, or 5.7%, for the third quarter of 2016 compared to the same quarter in 2015, and $139,531, or 1.0%, for the first nine months of 2016 compared to the prior year, reflecting increases in salaries and benefits, which were only partially offset by decreases in occupancy expense and other expenses in both comparison periods. The section below labeled Non-Interest Income and Non-Interest Expense provides a more detailed discussion on the significant components of these two items.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized for the comparison periods.

	Three Months Ended September 30,
	2016	2015
Return on Average Assets	0.99%	0.97%
Return on Average Equity	11.42%	11.31%

	Nine Months Ended September 30,
	2016	2015
Return on Average Assets	0.89%	0.83%
Return on Average Equity	10.08%	9.68%

The following table summarizes the earnings performance and certain balance sheet data of the Company for the periods presented.

SELECTED FINANCIAL DATA (Unaudited)

	September 30,	December 31,	September 30,
	2016	2015	2015
Balance Sheet Data
Net loans	$465,319,495	$453,424,042	$450,710,334
Total assets	605,790,430	596,134,709	588,960,139
Total deposits	503,806,906	495,485,562	479,008,491
Borrowed funds	5,795,000	10,000,000	20,000,000
Total liabilities	551,946,796	544,720,053	538,002,559
Total shareholders' equity	53,843,634	51,414,656	50,957,580

Book value per common share outstanding	$10.18	$9.79	$9.73

	Nine Months Ended September 30,
	2016	2015
Operating Data
Total interest income	$18,035,730	$17,557,718
Total interest expense	2,032,000	2,032,287
Net interest income	16,003,730	15,525,431

Provision for loan losses	400,000	375,000
Net interest income after provision for loan losses	15,603,730	15,150,431

Non-interest income	4,040,070	3,817,261
Non-interest expense	14,147,973	14,008,442
Income before income taxes	5,495,827	4,959,250
Applicable income tax expense(1)	1,515,234	1,331,884

Net Income	$3,980,593	$3,627,366

Per Common Share Data
Earnings per common share (2)	$0.78	$0.72
Dividends declared per common share	$0.48	$0.48
Weighted average number of common shares outstanding	5,016,191	4,954,381
Number of common shares outstanding, period end	5,042,989	4,979,604

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

The Company’s tax-exempt interest income of $339,999 for the three months ended September 30, 2016 and $942,246 for the first nine months of 2016, compared to $279,041 and $826,421, respectively, for the same periods last year was derived from municipal investments, which comprised the entire held-to-maturity portfolio of $56,837,100 at September 30, 2016, and $47,657,894 at September 30, 2015.

The following tables show the reconciliation between reported net interest income and tax equivalent, net interest income for the comparison periods presented.

	Three Months Ended September 30,
	2016	2015

Net interest income as presented	$5,562,355	$5,307,265
Effect of tax-exempt income	175,151	143,748
Net interest income, tax equivalent	$5,737,506	$5,451,013

	Nine Months Ended September 30,
	2016	2015

Net interest income as presented	$16,003,730	$15,525,431
Effect of tax-exempt income	485,399	425,732
Net interest income, tax equivalent	$16,489,129	$15,951,163

The following tables present average earning assets and average interest-bearing liabilities supporting earning assets. Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended September 30,
		2016			2015
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$476,137,513	$5,732,855	4.79%	$457,159,007	$5,503,166	4.78%
Taxable investment securities	27,393,741	128,767	1.87%	30,904,468	119,977	1.54%
Tax-exempt investment securities	55,195,067	515,150	3.71%	44,473,621	422,789	3.77%
Sweep and interest-earning accounts	2,591,082	3,048	0.47%	4,763,144	3,186	0.27%
Other investments (2)	3,176,788	49,429	6.19%	3,719,450	34,365	3.67%
Total	$564,494,191	$6,429,249	4.53%	$541,019,690	$6,083,483	4.46%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$107,853,436	$51,580	0.19%	$108,843,456	$51,047	0.19%
Money market accounts	81,796,244	209,212	1.02%	87,144,276	208,754	0.95%
Savings deposits	88,078,948	27,216	0.12%	82,773,683	25,111	0.12%
Time deposits	105,959,177	216,162	0.81%	104,759,903	199,366	0.76%
Federal funds purchased and
other borrowed funds	31,398,913	42,412	0.54%	24,389,727	16,285	0.26%
Repurchase agreements	25,387,081	18,820	0.29%	23,257,898	16,689	0.28%
Capital lease obligations	501,328	10,992	8.77%	586,362	11,944	8.15%
Junior subordinated debentures	12,887,000	115,349	3.56%	12,887,000	103,274	3.18%
Total	$453,862,127	$691,743	0.61%	$444,642,305	$632,470	0.56%

Net interest income		$5,737,506			$5,451,013
Net interest spread (3)			3.92%			3.90%
Net interest margin (4)			4.04%			4.00%

(1)	Included in gross loans are non-accrual loans with an average balance of $2,958,744 and $5,395,931 for the three months ended September 30, 2016 and 2015, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses, less loans held-for-sale.
(2)	Included in other investments is the Company’s FHLBB Stock with an average balance of $2,201,638 and $2,744,300 for the three months ended September 30, 2016 and 2015, respectively, and dividend payout rates of approximately
3.65% and 3.28%, respectively, per quarter.
(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average earning assets.

	Nine Months Ended September 30,
		2016			2015
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$465,314,118	$16,582,276	4.76%	$454,521,324	$16,314,191	4.80%
Taxable investment securities	29,210,491	384,413	1.76%	30,843,902	327,624	1.42%
Tax-exempt investment securities	50,577,436	1,427,645	3.77%	43,578,397	1,252,153	3.84%
Sweep and interest-earning accounts	5,225,968	18,654	0.48%	3,731,551	7,446	0.27%
Other investments (2)	2,766,541	108,141	5.22%	3,719,450	82,036	2.95%
Total	$553,094,554	$18,521,129	4.47%	$536,394,624	$17,983,450	4.48%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$111,223,384	$155,413	0.19%	$112,745,577	$162,905	0.19%
Money market accounts	84,974,840	637,818	1.00%	88,802,752	655,299	0.99%
Savings deposits	85,668,159	79,225	0.12%	80,327,748	72,862	0.12%
Time deposits	107,919,364	657,009	0.81%	108,205,747	714,850	0.88%
Federal funds purchased and
other borrowed funds	18,588,663	74,046	0.53%	14,849,578	29,456	0.27%
Repurchase agreements	25,393,136	56,125	0.30%	25,676,781	54,259	0.28%
Capital lease obligations	522,708	32,761	8.36%	606,362	37,049	8.15%
Junior subordinated debentures	12,887,000	339,603	3.52%	12,887,000	305,607	3.17%
Total	$447,177,254	$2,032,000	0.61%	$444,101,545	$2,032,287	0.61%

Net interest income		$16,489,129			$15,951,163
Net interest spread (3)			3.86%			3.87%
Net interest margin (4)			3.98%			3.98%

(1) Included in gross loans are non-accrual loans with an average balance of $3,384,345 and $5,063,600 for the nine months ended September 30, 2016 and 2015, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses.
(2) Included in other investments is the Company’s FHLBB Stock with average balances of $1,791,391 and $2,744,300 respectively, and dividend payout rates of approximately 4.85% and 2.26%, respectively, for the first nine months of
2016 and 2015, respectively.
(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three and nine month periods ended September 30, 2016 increased 3.1% and 4.3%, respectively, compared to the same periods last year. Average yield on interest-earning assets for the third quarter increased seven basis points, to 4.53%, compared to 4.46% for the same period last year, but decreased one basis point for the nine months ended September 30, 2016, to 4.47%, from 4.48% for the same period last year. Similarly, the average volume of loans increased over the three and nine month comparison periods of 2016 versus 2015, by 2.4% and 4.2%, respectively, while the average yield on loans increased one basis point for the third quarter, to 4.79%, compared to 4.78% for the third quarter of 2015, but decreased four basis points for the nine months ended September 30, 2016, to 4.76% from 4.80% for the same period last year. The decline in average yields for the first nine months of 2016 compared to 2015, as well as the calculation of the net interest spread and margin for the first nine months of 2015 noted below, reflect the boost to interest income during the first quarter of 2015 resulting from the recognition of approximately $170,000 in accrued interest when one large non-accruing residential mortgage loan was paid off and two other non-accruing loans were restored to accrual status. Interest earned on the loan portfolio as a percentage of total interest income remained fairly steady for the three and nine month periods ended September 30, 2016, comprising approximately 89.2% and 89.5%, respectively, of total interest income, versus 90.5% and 90.7%, respectively, for the same periods last year. The average volume of the taxable investment portfolio (classified as available for sale) decreased 11.4 % during the third quarter of 2016 and 5.3% year to date, compared to the same periods last year as maturities in 2016 were used to fund loan growth. Average yields on the taxable investment portfolio increased 33 basis points and 34 basis points, for the third quarter of 2016 and year to date, respectively, compared to the same periods last year. These increases are due primarily to the shift in the taxable investment portfolio to higher yielding mortgage-backed securities and certificates of deposit, both of which had very favorable spreads to similar term treasury and agency bonds, while exhibiting similar risk profiles. Compared to the third quarter of 2015, the average volume of the tax exempt portfolio (classified as held to maturity and consisting of municipal securities) increased 24.1% during the third quarter of 2016, due in part to the Company’s $6.3 million participation in a local hospital bond financing, and increased 16.1% in the 2016 versus 2015 year to date comparison. The average tax-equivalent yield on the tax exempt portfolio decreased by six basis points and seven basis points, respectively, during the three and nine month periods ended September 30, 2016 compared to the same periods last year, reflecting the continued low rate environment as well competitive pressures for municipal investments. The average volume of sweep and interest-earning accounts, which consists primarily of an interest bearing account at the Federal Reserve Bank of Boston (FRBB), decreased during the three month period and increased during the nine month periods ended September 30, 2016 compared to the same periods last year, but the average balances of these funds have remained relatively low throughout 2016 as excess cash has been used to fund loan growth.

In comparison, the average volume of interest-bearing liabilities increased by 2.1%, for the third quarter of 2016 compared to the same period last year, and remained essentially flat year to date compared to the first nine months of 2015, increasing only 0.7%. The average rate paid on interest-bearing liabilities during the third quarter of 2016 increased slightly, by five basis points compared to the same period last year, while remaining unchanged during the first nine months of 2016 compared to the same period last year. The average volume of interest-bearing transaction accounts decreased by 0.9% and 1.4%, respectively, during the third quarter and first nine months of 2016, compared to the same periods last year, and the average rate paid on these accounts remained unchanged during the three and nine month comparison periods. The average volume of money market accounts decreased during both the three and nine month periods ended September 30, 2016, by 6.1% and 4.3%, respectively, compared to the same periods in 2015, while the average rate paid on these deposits increased seven basis points during the third quarter of 2016 versus the second quarter last year and one basis point in the year to date comparison periods. The decrease in money market accounts in 2016 is due primarily to the run off, as anticipated, of approximately $8,000,000 in construction-related escrow funds deposited during the fourth quarter of 2014. The average volume of savings accounts increased by 6.4% and 6.7%, respectively, for the three month and nine month comparison periods of 2016 versus 2015, due in part to the continued shift in product mix from retail time deposits to savings accounts as consumers anticipate higher rates in the near future. Compared to the same periods in 2015, the average volume of retail time deposits decreased 4.9% during the second quarter, and 7.6% year to date 2016, while the average volume of wholesale time deposits increased during both the three and nine month comparison periods in 2016.  Wholesale time deposits have been an increasingly beneficial source of funding in 2016 as they have provided large blocks of funding without the need to disrupt pricing in the Company’s local markets. These funds can be obtained relatively quickly on an as-needed basis, making them a valuable alternative to traditional term borrowings from the FHLBB. The average volume of federal funds purchased and other borrowed funds increased 28.7% and 25.2%, respectively, for the three month and nine month comparison periods of 2016 versus 2015, and the average rate paid on these accounts increased 28 basis points and 26 basis points, respectively. The average volume of repurchase agreements increased 9.2% for three months ended September 30, 2016 but decreased 1.1% for the nine months ended September 30, 2016, compared to the same periods in 2015, while the average rate paid on repurchase agreements during the three and nine month comparison periods of 2016 versus 2015 increased by one basis point and two basis points, respectively.

After years of this low interest rate environment which put pressure on the Company’s net interest spread and margin due to the Company’s earning assets being both replaced with, and repricing to, lower interest rate instruments, and due to limited opportunity to reduce rates further on non-maturing interest-bearing deposits, the asset growth and changes to the mix of the balance sheet, combined with low cost of funds, is starting to have a positive effect on both the net interest spread and margin. In addition, the 25 basis point increase in the prime rate in December 2015 provided some benefit to the Company’s variable rate loan portfolio, although the prospect for further rate increases is unclear due to the continued uncertainty in the global economy. For the three months ended September 30, 2016 and 2015, the average yield on interest-earning assets increased seven basis points, while the average rate paid on interest-bearing liabilities increased five basis points. For the nine months ended September 30, 2016 and 2015, the average yield on interest-earning assets decreased one basis point, while the average rate paid on interest-bearing liabilities remained flat. Net interest spread for the third quarter of 2016 was 3.92%, an increase of two basis points from 3.90% for the same period in 2015, and for the nine month comparison periods of 2016 and 2015, was 3.86% and 3.87%, respectively. Net interest margin increased four basis points during the third quarter of 2016 compared to the third quarter of 2015, and remained unchanged at 3.98% for the nine month comparison periods of 2016 and 2015.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2016 and 2015 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$1,032	$228,657	$229,689	$(119,391)	$387,476	$268,085
Taxable investment securities	25,292	(16,502)	8,790	78,311	(21,522)	56,789
Tax-exempt investment securities	(9,519)	101,880	92,361	(25,528)	201,020	175,492
Sweep and interest-earning accounts	2,428	(2,566)	(138)	8,190	3,018	11,208
Other investments	23,508	(8,444)	15,064	63,343	(37,238)	26,105
Total	$42,741	$303,025	$345,766	$4,925	$532,754	$537,679

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$1,006	$(473)	$533	$(5,327)	$(2,165)	$(7,492)
Money market accounts	14,170	(13,712)	458	11,176	(28,657)	(17,481)
Savings deposits	500	1,605	2,105	1,570	4,793	6,363
Time deposits	14,499	2,297	16,796	(56,104)	(1,737)	(57,841)
Federal funds purchased and
other borrowed funds	21,534	4,593	26,127	37,039	7,551	44,590
Repurchase agreements	628	1,503	2,131	2,503	(637)	1,866
Capital lease obligations	923	(1,875)	(952)	948	(5,236)	(4,288)
Junior subordinated debentures	12,075	0	12,075	33,996	0	33,996
Total	$65,335	$(6,062)	$59,273	$25,801	$(26,088)	$(287)

Changes in net interest income	$(22,594)	$309,087	$286,493	$(20,876)	$558,842	$537,966

(1)	Items which have shown a year-to-year increase in volume have variances allocated as follows:
Variance due to rate = Change in rate x new volume
Variance due to volume = Change in volume x old rate
Items which have shown a year-to-year decrease in volume have variances allocated as follows:
Variance due to rate = Change in rate x old volume
Variances due to volume = Change in volume x new rate

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%

Service fees	$719,341	$657,949	$61,392	9.33%	$1,992,560	$1,932,367	$60,193	3.11%
Income from sold loans	230,623	239,724	(9,101)	-3.80%	683,114	687,964	(4,850)	-0.70%
Other income from loans	209,882	223,465	(13,583)	-6.08%	616,473	544,097	72,376	13.30%
Net realized gain (loss) on sale of
securities available-for-sale	0	0	0	0.00%	0	2,723	(2,723)	-100.00%
Income from CFSG Partners	143,095	94,122	48,973	52.03%	326,676	269,313	57,363	21.30%
Rental income on OREO properties	0	6,893	(6,893)	-100.00%	0	43,414	(43,414)	-100.00%
Exchange income	27,000	23,000	4,000	17.39%	78,500	61,500	17,000	27.64%
SERP fair value adjustment	32,352	(44,522)	76,874	-172.67%	46,758	(43,993)	90,751	-206.29%
Other income	121,227	99,364	21,863	22.00%	295,989	319,876	(23,887)	-7.47%
Total non-interest income	$1,483,520	$1,299,995	$183,525	14.12%	$4,040,070	$3,817,261	$222,809	5.84%

Total non-interest income increased $183,525 for the third quarter of 2016, and $222,809 for the first nine months of 2016 versus the same periods in 2015, with significant changes noted in the following:

●
Service fees increased $61,392, or 9.3%, for the third quarter and $60,193, or 3.1%, year over year due to an increase in overdraft charges driven by a courtesy overdraft program put into place in the first quarter of 2016.

●
Other income from loans decreased $13,583, or 6.1%, for the third quarter while an increase of $72,376, or 13.3%, is noted year over year. A contributing factor to the decrease for the third quarter of 2016 compared to the same quarter of 2015 was a $29,476 impairment expense associated with mortgage servicing rights. The year over year increase was due primarily to an increase in commercial loan documentation fees.

●
Income from CFSG Partners increased $48,973, or 52.0%, for the third quarter and $57,363, or 21.3%, year over year. These increases were due to a one-time mark-to-market adjustment to CFSG Partners’ investment portfolio based on their adoption of an accounting principle to eliminate the income statement impact of future changes to market values of their nonqualified tax deferred accounts to their income statement.

●
The Company sold an OREO property in 2015 that had generated rental income accounting for the absence of rental income year to date.

●
Currency exchange income increased $4,000, or 17.4%, for the third quarter and $17,000, or 27.6%, year over year due to the weakening Canadian dollar during 2016.

●
SERP fair value adjustment increased $76,874, or 172.7%, for the third quarter and $90,751, or 206.3%, year over year due to changes in the equity markets.

●
Other income increased $21,863, or 22.0%, for the third quarter and decreased $23,887, or 7.5%, year over year due to timing differences.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%

Salaries and wages	$1,725,000	$1,650,000	$75,000	4.55%	$5,175,000	$4,988,352	$186,648	3.74%
Employee benefits	679,762	575,129	104,633	18.19%	2,049,926	1,911,809	138,117	7.22%
Occupancy expenses, net	605,378	676,559	(71,181)	-10.52%	1,857,482	1,976,226	(118,744)	-6.01%
Other expenses
Computer outsourcing	128,910	151,291	(22,381)	-14.79%	376,885	394,160	(17,275)	-4.38%
Service contracts - administrative	106,747	89,790	16,957	18.89%	292,663	245,457	47,206	19.23%
Telephone expense	86,647	76,240	10,407	13.65%	240,764	235,953	4,811	2.04%
Collection & non-accruing loan
expense	46,500	11,500	35,000	304.35%	84,500	64,505	19,995	31.00%
OREO expense	5,498	17,005	(11,507)	-67.67%	37,467	97,291	(59,824)	-61.49%
ATM fees	101,209	92,902	8,307	8.94%	284,520	275,680	8,840	3.21%
State deposit tax	139,476	130,491	8,985	6.89%	414,486	406,186	8,300	2.04%
Other miscellaneous expenses	1,165,376	1,060,967	104,409	9.84%	3,334,280	3,412,823	(78,543)	-2.30%
Total non-interest expense	$4,790,503	$4,531,874	$258,629	5.71%	$14,147,973	$14,008,442	$139,531	1.00%

Total non-interest expense increased $258,629, or 5.7%, for the third quarter and $139,531, or 1.0%, for the first nine months of 2016 compared to the same periods in 2015 with significant changes noted in the following:

●
Salaries increased $75,000, or 4.6%, for the third quarter and $186,648, or 3.7%, year over year, due to normal increases in salaries, as well as additional staff hired in the areas of commercial lending, technology and compliance.

●
Employee benefits increased $104,633, or 18.2%, for the third quarter and $138,117, or 7.2%, year over year, mostly due to an increase in health insurance premiums.

●
Occupancy expenses decreased $71,181, or 10.5%, for the third quarter and $118,744, or 6.0%, year over year, due in part to lower heating costs and maintenance costs associated with the winter months as the region experienced a fairly mild winter compared to the last few years. Also contributing to the decrease in occupancy expenses was the reduction in operating costs due to the closing of two branches in the third quarter of 2015.

●
Service contracts – administrative increased $16,957, or 18.9%, for the third quarter and $47,206, or 19.2%, year over year due mostly to a new service contract for our upgraded telephone system and other technology.

●
Collection & non-accruing loan expense increased $35,000, or 304.4%, for the third quarter and $19,995, or 31.0%, year over year mostly due to the increased length of time that properties are staying in the foreclosure process, particularly those involving bankruptcy, resulting in increased maintenance costs associated with properties in foreclosure.

●
OREO expense decreased $11,507, or 67.7%, for the third quarter and $59,824, or 61.5%, year over year. During the first quarter of 2016, the Company received approximately $15,000 in reimbursed condo fees associated with the OREO property that was sold in December of 2015.

●
Other miscellaneous expenses increased $104,409, or 9.8%, for the third quarter and decreased $78,543, or 2.3%, year over year. The third quarter increase is attributable to a $34,256 increase in marketing expenses and a $34,000 write-down on a receivable the Company expects to collect at $0.90/$1.00 before the end of 2016. During the first three months of 2015, the Company experienced a loss of approximately $45,000 on a fraudulent check, making up a portion of the decrease between periods. Additionally, during the second quarter of 2015 the Company incurred a cost of $110,850 in increased printing & supplies expense associated with the mandatory re-issuance of customer debit cards with enhanced security chip technology.

APPLICABLE INCOME TAXES

The provision for income taxes increased $28,908, or 5.2% to $589,472 for the third quarter of 2016 compared to $560,564 for the same period in 2015 and $183,350, or 13.8%, to $1,515,234 for the first nine months of 2016 compared to $1,331,884 for the same period in 2015. Income before taxes increased $104,986, or 5.3%, for the third quarter of 2016 compared to the same quarter of 2015, and $536,577, or 10.8%, for the first nine months of 2016 compared to the same period in 2015 accounting for most of the increase in the provision in both periods. A decrease in tax credits of $9,453 for the third quarter comparison period and $28,359 for the nine month comparison period makes up a small portion of the increase in income tax expense in both periods. Tax credits related to limited partnerships amounted to $98,475 and $107,928, respectively, for the third quarters of 2016 and 2015 and $295,425 and $323,784, respectively, for the first nine months of 2016 and 2015.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $102,006 and $100,860, respectively, for the third quarters of 2016 and 2015, and $306,018 and $302,580, respectively, for the first nine months of 2016 and 2015. These investments provide tax benefits, including tax credits, and are designed to provide an effective yield between 8% and 10%.

Amortization expense relating to the Company’s New Market Tax Credit investment is also recorded as a separate component of income tax expense and for the third quarters of 2016 and 2015 amounted to $44,484 and $40,473, respectively, and for the first nine months of 2016 and 2015 amounted to $133,452 and $121,419, respectively.

The Company amortizes these investments under the effective yield method.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	September 30, 2016		December 31, 2015		September 30, 2015
Assets
Loans	$470,186,895	77.62%	$458,119,429	76.85%	$455,418,132	77.33%
Securities available-for-sale	29,412,216	4.86%	26,470,400	4.44%	30,385,242	5.16%
Securities held-to-maturity	56,837,100	9.38%	43,354,419	7.27%	47,657,894	8.09%

Liabilities
Demand deposits	101,259,470	16.72%	93,525,762	15.69%	91,124,547	15.47%
Interest-bearing transaction accounts	119,981,648	19.81%	130,735,094	21.93%	113,669,795	19.30%
Money market accounts	76,976,376	12.71%	81,930,888	13.74%	89,103,792	15.13%
Savings deposits	91,274,380	15.07%	81,731,290	13.71%	81,550,091	13.85%
Time deposits	114,315,032	18.87%	107,562,528	18.04%	103,560,266	17.58%
Federal funds purchased	5,245,000	0.87%	0	0.00%	0	0.00%
Short-term advances	0	0.00%	10,000,000	1.68%	20,000,000	3.40%
Long-term advances	550,000	0.09%	0	0.00%	0	0.00%

The Company's loan portfolio at September 30, 2016 increased $12,067,466, or 2.6%, from December 31, 2015 and $14,768,763, or 3.2%, year over year. Increases in both periods are the results of increases in commercial loans. These changes in the relative composition of the loan portfolio are consistent with the Company’s goal to increase its commercial loan portfolio, and reflect the efforts of a seasoned commercial lending team with a strong presence in the small business community. Most of the growth in the commercial loan portfolio has occurred in the Company’s Chittenden County and Washington County (Central Vermont) market. Securities available-for-sale increased $2,941,816, or 11.1%, year to date, but decreased $973,026, or 3.2%, year over year, with maturities used to fund loan demand. Securities held-to-maturity increased $13,482,681, or 31.1%, at September 30, 2016, compared to December 31, 2015, and increased $9,179,206, or 19.3%, compared to September 30, 2015. Held-to-maturity securities are made up of investments from the Company’s municipal customers in its service areas. While the Company has used maturing securities in the AFS portfolio to fund loan growth in recent periods, the liquidity provided by these investments is very important, and as such the portfolio is not expected to see further decline in balances.

Total deposits increased $8,321,344, or 1.7%, from December 31, 2015 to September 30, 2016, and $24,798,415, or 5.2%, year over year. Demand deposits increased $7,733,708, or 8.3%, year to date and $10,134,923, or 11.1%, year over year. Interest-bearing transaction accounts decreased $10,753,446, or 8.2%, year to date, but increased $6,311,853, or 5.6%, year over year. The year to date decrease was due primarily to the seasonal decrease in municipal deposits. Time deposits increased $6,752,504, or 6.3%, from December 31, 2015 to September 30, 2016 and $10,754,766, or 10.4%, year over year. Wholesale time deposits increased $6,271,670, or 90.3%, from December 31, 2015 to September 30, 2016 and $10,442,560, or 376.8%, year over year due to $10,000,000 of one-way deposits purchased through the Certificate of Deposit Account Registry Service (CDARS) of the Promontory Interfinancial Network (Promontory) at the end of the third quarter of 2016, as the Company utilized the additional liquidity to fund loan demand. Retail time deposits increased $480,834, or 0.5%, year to date, and $312,206, or 0.3%, year over year. Money market accounts decreased $4,954,512, or 6.1%, year to date and $12,127,416, or 13.6%, year over year, due primarily to the $8 million of construction escrow accounts that were released during 2016. Savings deposits increased in both comparison periods, by $9,543,090, or 11.7%, year to date, and $9,724,289, or 11.9%, year over year due to the timing of a large IOLTA deposit at quarter end, which cleared the bank shortly thereafter. Overnight federal funds purchases from FHLBB of $5,245,000 were reported at September 30, 2016 compared to short-term advances from the FHLBB totaling $10,000,000 at December 31, 2015 and $20,000,000 at September 30, 2015. In addition, there were outstanding long-term advances from the FHLBB of $550,000 at September 30, 2016, compared to no such advances at either December 31, 2015 or September 30, 2015.

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

Under the Company’s rate sensitivity modeling, in the current flat rate environment, NII levels are projected to be flat as the downward pressure on asset yields is projected to slow down as cash flow is replaced at equal yields. Funding costs are expected to provide slight relief as longer-term time deposits mature and are replaced at current rates. In a rising rate environment, NII is expected to trend upward as the short-term asset base (cash and adjustable rate loans) quickly cycle upward while the retail funding base (deposits) lags the market. If rates paid on deposits have to be increased more and/or more quickly than projected, the expected benefit to rising rates would be reduced. In a falling rate environment, NII is expected to decrease slightly with the current rate environment scenario for the first year of the simulation as asset yield erosion is offset by decreasing funding costs. Thereafter, net interest income is projected to experience sustained downward pressure as funding costs reach their assumed floors and asset yields continue to reprice into the lower rate environment.

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning September 30, 2016:

Rate Change	Percent Change in NII

Down 100 basis points	-1.40%
Up 200 basis points	4.50%

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

Residential mortgages represent approximately 43% of the Company’s loan balances; that level has been on a gradual decline in recent years, with a strategic shift to commercial lending. The Company maintains a mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (PMI). A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. Junior lien home equity products make up approximately 21% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

The Company’s strategy is to continue growing the commercial & industrial and commercial real estate portfolios. Consistent with the strategic focus on commercial lending, both segments saw solid growth during 2015, and continued strong commercial loan demand and originations in 2016, despite some significant loan payoffs during the first quarter of 2016. This growth has included balances being drawn on commercial construction loans and higher balances on commercial lines of credit. Commercial and commercial real estate loans together comprised 52.8% of the Company’s loan portfolio at September 30, 2015, increasing slightly to 53.1% at December 31, 2015 and increasing again to 55.3% at September 30, 2016. The increase in the absolute and relative size of the commercial loan portfolio has also increased geographic diversification, with much of the growth in commercial loans occurring in central Vermont and Chittenden County.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	September 30, 2016		December 31, 2015		September 30, 2015

Commercial & industrial	$69,791,331	14.84%	$65,191,124	14.23%	$68,970,374	15.14%
Commercial real estate	190,246,590	40.46%	178,206,542	38.90%	171,636,701	37.69%
1 - 4 family residential - 1st lien	161,277,406	34.30%	162,760,273	35.53%	161,763,468	35.52%
1 - 4 family residential - Jr lien	41,739,827	8.88%	44,720,266	9.76%	45,237,294	9.93%
Consumer	7,131,741	1.52%	7,241,224	1.58%	7,810,295	1.72%
Total loans	470,186,895	100.00%	458,119,429	100.00%	455,418,132	100.00%
Deduct (add):
Allowance for loan losses	5,179,965		5,011,878		5,015,987
Deferred net loan costs	(312,565)		(316,491)		(308,189)
Net loans	$465,319,495		$453,424,042		$450,710,334

Risk in the Company’s commercial & industrial and commercial real estate loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and U.S. Department of Agriculture (USDA) Rural Development. At September 30, 2016, the Company had $26,476,719 in guaranteed loans with guaranteed balances of $20,070,993, compared to $21,823,375 in guaranteed loans with guaranteed balances of $16,853,181 at December 31, 2015 and $21,583,643 in guaranteed loans with guaranteed balances of $16,824,894 at September 30, 2015.

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

The Company’s non-performing assets decreased $2,235,010, or 34.8%, to $4,187,245, during the first nine months of 2016. The improvement in non-performing loans resulted principally from a combination of two loans moving to OREO and several loan relationships moving from non-accrual to accrual status, with one of those relationships accounting for the majority of the improvement. Claims receivable on related government guarantees were $0 at September 30, 2016 compared to $200,377 at December 31, 2015 and $73,394 at September 30, 2015, with several USDA and SBA claims settled and paid throughout the year. Non-performing loans as of September 30, 2016 carried USDA or SBA guarantees totaling $168,861.

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	September 30, 2016		December 31, 2015		September 30, 2015

Loans past due 90 days or more
and still accruing
Commercial & industrial	$116,720	2.79%	$13,556	0.21%	$0	0.00%
Commercial real estate	227,302	5.43%	45,356	0.71%	0	0.00%
Residential real estate - 1st lien	744,379	17.78%	801,241	12.48%	348,353	4.92%
Residential real estate - Jr lien	91,420	2.18%	63,031	0.98%	67,811	0.96%
Consumer	0	0.00%	0	0.00%	1,791	0.02%
Total	1,179,821	28.18%	923,184	14.38%	417,955	5.90%

Non-accrual loans (1)
Commercial & industrial	205,358	4.90%	441,103	6.87%	631,247	8.92%
Commercial real estate	759,332	18.13%	2,400,757	37.38%	2,377,232	33.59%
Residential real estate - 1st lien	1,289,968	30.81%	2,009,079	31.28%	2,240,524	31.66%
Residential real estate - Jr lien	343,766	8.21%	386,132	6.01%	351,805	4.97%
Total	2,598,424	62.05%	5,237,071	81.54%	5,600,808	79.14%

Other real estate owned	409,000	9.77%	262,000	4.08%	1,058,475	14.96%

Total	$4,187,245	100.00%	$6,422,255	100.00%	$7,077,238	100.00%

(1) No consumer loans were in non-accrual status as of the consolidated balance sheet dates. In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due.

As of the balance sheet dates, the Company was not contractually committed to lend additional funds to debtors with impaired or non-accrual loans. The Company is contractually committed to lend on one SBA guaranteed line of credit to a borrower whose lending relationship was previously restructured, but is no longer considered impaired for disclosure purposes.

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

The non-performing assets in the table above include the following TDRs that were past due 90 days or more or in non-accrual status as of the dates presented:

	September 30, 2016		December 31, 2015		September 30, 2015
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
Commercial	2	$188,528	4	$298,115	7	$260,980
Commercial real estate	2	363,873	5	1,414,380	4	1,192,581
Residential real estate - 1st lien	7	393,441	11	967,324	11	1,106,660
Residential real estate - Jr lien	1	51,308	1	55,633	1	44,816
Total	12	$997,151	21	$2,735,452	23	$2,605,037

The remainder of the Company’s TDRs were performing in accordance with their modified terms as of the dates presented and consisted of the following:

	September 30, 2016		December 31, 2015		September 30, 2015
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
Commercial	0	$0	0	$0	1	$4,614
Commercial real estate	5	1,368,531	2	429,170	2	432,977
Residential real estate - 1st lien	30	2,874,030	21	1,958,699	20	1,797,337
Residential real estate - Jr lien	3	132,590	1	69,828	1	69,828
Total	38	$4,375,150	24	$2,457,697	24	$2,304,756

The increase in the performing TDRs is primarily attributable to one large commercial real estate loan that has performed for an extended period of time and was moved from non-accrual status to accruing during the first quarter of 2016.

The Company’s OREO portfolio at September 30, 2016 consisted of two residential properties compared to one residential property and one commercial property at December 31, 2015 and three residential properties and one commercial property at September 30, 2015. All properties were acquired through the normal foreclosure process or by deed-in-lieu of foreclosure. The Company took control of a commercial property in February, 2016 and then sold the property in March, 2016, and acquired one residential property in February, 2016 which is still held in its OREO portfolio. In June, 2016, the Company sold one of its OREO properties that had been held since 2011 and took a write-down of $26,000 on a property held since 2014. The combined effect of this activity resulted in an increase of $147,000 in its OREO portfolio, to end the first nine months of 2016 at $409,000.

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

When establishing the allowance each quarter the Company applies a combination of historical loss factors and qualitative factors to loan segments, including residential first and junior lien mortgages, commercial real estate, commercial & industrial, and consumer loan portfolios. No changes were made to the allowance methodology during the first nine months of 2016. The Company will shorten or lengthen its look back period for determining average portfolio historical loss rates as the economy either contracts or expands; during a period of economic contraction, a shortening of the look back period may more conservatively reflect the current economic climate. The highest loss rates experienced for the look back period are applied to the various segments in establishing the allowance.

The Company applies numerous qualitative factors to each segment of the loan portfolio. Those factors include the levels of and trends in delinquencies and non-accrual loans, criticized and classified assets, volumes and terms of loans, and the impact of any loan policy changes. Experience, ability and depth of lending personnel, levels of policy and documentation exceptions, national and local economic trends, the competitive environment, and concentrations of credit are also factors considered. While unallocated reserves have decreased, they are considered by management to be appropriate in light of the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and commercial real estate loans and the risk associated with the relatively new, unseasoned loans in those portfolios.

The adequacy of the allowance is reviewed quarterly by the risk management committee of the Board of Directors and then presented to the full Board of Directors for approval.

The following table summarizes the Company's loan loss experience for the periods presented:

	As of or Nine Months Ended September 30,
	2016	2015

Loans outstanding, end of period	$470,186,895	$455,418,132
Average loans outstanding during period	$465,314,118	$454,521,324
Non-accruing loans, end of period	$2,598,424	$5,600,808
Non-accruing loans, net of government guarantees	$2,429,563	$4,793,621

Allowance, beginning of period	$5,011,878	$4,905,874
Loans charged off:
Commercial & industrial	(12,194)	(105,059)
Commercial real estate	0	(14,783)
Residential real estate - 1st lien	(234,549)	(112,047)
Residential real estate - Jr lien	0	(55,393)
Consumer loans	(38,412)	(53,440)
Total loans charged off	(285,155)	(340,722)
Recoveries:
Commercial & industrial	22,650	43,909
Residential real estate - 1st lien	9,660	6,042
Residential real estate - Jr lien	180	180
Consumer loans	20,752	25,704
Total recoveries	53,242	75,835
Net loans charged off	(231,913)	(264,887)
Provision charged to income	400,000	375,000
Allowance, end of period	$5,179,965	$5,015,987

Net charge offs to average loans outstanding	0.050%	0.058%
Provision charged to income as a percent of average loans	0.086%	0.083%
Allowance to average loans outstanding	1.113%	1.104%
Allowance to non-accruing loans	199.350%	89.558%
Allowance to non-accruing loans net of government guarantees	213.206%	104.639%

The Company decreased its provision during the first three months of 2016, while staying on budget for the second and third quarters of 2016, resulting in a provision of $400,000 for the nine months ended September 30, 2016 compared to $375,000 for the same period in 2015, an increase of $25,000 or 6.7%. The increase in the provision is principally related to growth in the loan portfolio in 2016. The marked increase in the Company’s allowance coverage of non-accruing loans as of the end of the first nine months of 2016 reflects the combined effect of an increase in the allowance for loan losses and a decrease in non-accruing loans. The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

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

Certain Related Party Loans

Some of the incumbent directors, nominees and executive officers of the Company, and some of the corporations and firms with which these individuals are associated, are customers of the Bank in the ordinary course of business, or have loans outstanding from the Bank (referred to in this discussion as “related party loans”), and it is anticipated that they will continue to be customers of and indebted to the Bank in the future. All such related party loans were made in the ordinary course of business, and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable Bank transactions with unaffiliated persons, although directors were generally allowed the lowest interest rate given to others on comparable loans.  Except as disclosed in the following paragraph, none of such related party loans represents more than the normal risk of collectability or presents other unfavorable features.

As previously reported, the Bank had two loans outstanding to related commercial enterprises in which one of the Company’s Directors is a 35% non-controlling equity owner. The loans consisting of a commercial line of credit and a commercial real estate loan, went into default during the third quarter of 2016. The Director subsequently purchased the defaulted commercial line of credit from the Bank at par plus unpaid interest. As of September 30, 2016, the real estate-secured term loan had an outstanding principal balance of $2,556,666 plus accrued interest of $7,121. The Bank believes that the value of the collateral exceeds the aggregate amount of the indebtedness and does not expect to incur a loss on the loan, with liquidation of the real estate collateral required within two years under the terms of a forbearance agreement with the borrower.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first nine months of 2016, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk were as follows:

	Contract or Notional Amount
	September 30, 2016	December 31, 2015

Unused portions of home equity lines of credit	$26,682,212	$25,074,972
Residential construction lines of credit	2,326,503	3,658,037
Commercial real estate and other construction lines of credit	27,854,708	15,586,595
Commercial and industrial commitments	31,949,333	46,197,882
Other commitments to extend credit	44,482,327	19,991,513
Standby letters of credit and commercial letters of credit	1,764,788	1,859,059
Recourse on sale of credit card portfolio	263,175	262,625
MPF credit enhancement obligation, net of liability recorded	740,207	1,051,601

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits purchased through the CDARS provide an alternative funding source when needed. Such deposits are generally considered a form of brokered deposits.  At September 30, 2016, the Company had $10,000,000 in one way CDARS deposits outstanding, which it utilized to fund increased loan demand, compared to $4,164,471 at December 31, 2015 and $0 at September 30, 2015. In addition, two-way CDARS deposits allow the Company to provide Federal Deposit Insurance Corporation (FDIC) deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members. At September 30, 2016, the Company reported $3,213,916 in two-way CDARS deposits representing exchanged deposits with other CDARS participating banks, compared to $2,777,775 at December 31, 2015 and $2,771,356 at September 30, 2015. Promontory also sponsors a deposit-exchange for participating banks to offer their customers full insured cash sweep (ICS) money market accounts and ICS demand deposit accounts. The balance in ICS reciprocal money market deposits was $11,559,412 at September 30, 2016, compared to $12,054,406 at December 31, 2015 and $11,787,181 at September 30, 2015, and the balance in ICS reciprocal demand deposits as of such dates was $7,205,672, $8,637,935 and $5,775,864, respectively.

At September 30, 2016, December 31, 2015 and September 30, 2015, borrowing capacity of approximately $67,359,726, $72,091,633 and $73,898,951, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits. The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods. Interest on the credit line is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	September 30,	December 31,	September 30,
	2016	2015	2015
Long-Term Advances(1)
FHLBB term advance, 0.00%, due February 26, 2021	$350,000	$0	$0
FHLBB term advance, 0.00%, due September 22, 2023	200,000	0	0
	550,000	0	0

Short-Term Advances
FHLBB term advances, 0.48% and 0.32% fixed rate, due February
26, 2016 and November 20, 2015, respectively	0	10,000,000	10,000,000
FHLBB term advance 0.32% fixed rate, due November 25, 2015	0	0	10,000,000
	0	10,000,000	20,000,000
Overnight Borrowings
Federal funds purchased (FHLBB), 0.51%	5,245,000	0	0

Total Advances and Overnight Borrowings	$5,795,000	$10,000,000	$20,000,000

(1)
The Company has borrowed a total of $550,000 under the FHLBB’s Jobs for New England (JNE) program, a program dedicated to supporting job growth and economic development throughout New England. The FHLBB is providing a subsidy, funded by the FHLBB’s earnings, to write down interest rates to zero percent on JNE advances that finance qualifying loans to small businesses. JNE advances must support lending to small businesses in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities.

The Company has a Borrower-in-Custody arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available credit line of $71,326,693, $72,345,479, and $76,725,365, respectively, at September 30, 2016, December 31, 2015 and September 30, 2015. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 100 basis points. The Company had no outstanding advances against this credit line during any of the periods presented.

The Company has unsecured credit lines with two of its correspondent banks with available lines totaling $7,500,000 as of the balance sheet dates presented. There were no outstanding advances against either of these lines during any of the respective comparison periods.

Securities sold under agreements to repurchase provide another funding source for the Company. At September 30, 2016, December 31, 2015 and September 30, 2015, the Company had outstanding repurchase agreement balances of $25,834,249, $22,073,238 and $21,977,315, respectively, as of such dates. These repurchase agreements mature and are repriced daily.

The following table illustrates the changes in shareholders' equity from December 31, 2015 to September 30, 2016:

Balance at December 31, 2015 (book value $9.79 per common share)	$51,414,656
Net income	3,980,593
Issuance of stock through the Dividend Reinvestment Plan	671,262
Dividends declared on common stock	(2,405,222)
Dividends declared on preferred stock	(65,625)
Unrealized gain on available-for-sale securities during the period, net of tax	247,970
Balance at September 30, 2016 (book value $10.18 per common share)	$53,843,634

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

As of September 30, 2016, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded all applicable consolidated regulatory capital guidelines.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as applicable regulatory capital requirements, as of the dates indicated.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions(1):
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2016

Common equity tier 1 capital
(to risk-weighted assets)
Company	$54,682	12.44%	$19,787	4.50%	N/A	N/A
Bank	$54,053	12.31%	$19,761	4.50%	$28,544	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$54,682	12.44%	$26,383	6.00%	N/A	N/A
Bank	$54,053	12.31%	$26,348	6.00%	$35,131	8.00%

Total capital (to risk-weighted assets)
Company	$59,906	13.62%	$35,178	8.00%	N/A	N/A
Bank	$59,277	13.50%	$35,131	8.00%	$43,914	10.00%

Tier 1 capital (to average assets)
Company	$54,682	9.13%	$23,953	4.00%	N/A	N/A
Bank	$54,053	9.03%	$23,932	4.00%	$29,915	5.00%

December 31, 2015:

Common equity tier 1 capital
(to risk-weighted assets)
Company	$52,555	12.38%	$19,100	4.50%	N/A	N/A
Bank	$52,000	12.27%	$19,072	4.50%	$27,549	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$52,555	12.38%	$25,467	6.00%	N/A	N/A
Bank	$52,000	12.27%	$25,430	6.00%	$33,906	8.00%

Total capital (to risk-weighted assets)
Company	$57,610	13.57%	$33,956	8.00%	N/A	N/A
Bank	$57,056	13.46%	$33,906	8.00%	$42,383	10.00%

Tier 1 capital (to average assets)
Company	$52,555	9.01%	$23,324	4.00%	N/A	N/A
Bank	$52,000	8.93%	$23,301	4.00%	$29,126	5.00%

(1) Applicable to banks, but not bank holding companies.

The table above reflects the Basel III regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer has been added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a capital conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of September 30, 2016, on a pro forma basis both the Company and the Bank would be compliant with the fully phased-in capital conservation buffer requirement.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). As of September 30, 2016, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of September 30, 2016 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended September 30, 2016, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18).

				Maximum Number of
			Total Number of	Shares That May Yet
	Total Number	Average	Shares Purchased	Be Purchased Under
	of Shares	Price Paid	as Part of Publicly	the Plan at the End
For the period:	Purchased(1)(2)	Per Share	Announced Plan	of the Period

July 1 - July 31	5,700	$14.24	N/A	N/A
August 1 - August 31	1,400	14.11	N/A	N/A
September 1 - September 30	1,700	14.40	N/A	N/A
Total	8,800	$14.25	N/A	N/A

(1)  All 8,800 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2)  Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's Dividend Reinvestment Plan.

ITEM 6. Exhibits

The following exhibits are filed with this report:

Exhibit 31.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Corporate Secretary and Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Corporate Secretary and Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101--The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine month interim periods ended September 30, 2016 and 2015, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: November 10, 2016	/s/ Stephen P. Marsh
Stephen P. Marsh, Board Chair
& Chief Executive Officer
(Principal Executive Officer)

DATED: November 10, 2016	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary and Treasurer
(Principal Financial Officer)