Form 10-K
period 2016-12-31
COMMUNITY BANCORP /VT
filed 2017-03-20
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
YES (  )     NO(X)

As of June 30, 2016 the aggregate market value of the voting stock held by non-affiliates of the registrant was $65,497,364, based on a per share trade price on June 30, 2016 of $14.00, as reported on the OTC Link ATS® system maintained by the OTC Markets Group Inc. For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant. However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 5,072,976 shares outstanding of the issuer's class of common stock as of the close of business on March 15, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 2016 (2016 Annual Report) are incorporated by reference to Part I of this Report.
Portions of the 2016 Annual Report are incorporated by reference to Part II of this report.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2017 (2017 Annual Meeting) are incorporated by reference to Part III of this report.

PART I

Item 1.  The Business

Organization and Operation

The Company. Community Bancorp. (the Company) was organized under the laws of the State of Vermont in 1982 and became a registered bank holding company under the Bank Holding Company Act of 1956, as amended, in October 1983 when it acquired all of the voting shares of Community National Bank (the Bank), headquartered in Derby, Vermont. The Bank is the only subsidiary of the Company and principally all of the Company's business operations are presently conducted through it. Therefore, the following narrative and the other information about the Company contained in this report are based primarily on the Bank's operations.

The Bank; Banking Services. Community National Bank was organized in 1851 as the Peoples Bank, and was subsequently reorganized as the National Bank of Derby Line in 1865. In 1975, after 110 continuous years of operation as the National Bank of Derby Line, the Bank acquired the Island Pond National Bank and changed its name to "Community National Bank." On December 31, 2007, the Company completed its acquisition of LyndonBank, a Vermont bank headquartered in Lyndonville, Vermont, in a cash merger transaction. As a result of the merger, the Company expanded its existing branch network in Caledonia and Orleans Counties and extended it into Lamoille and Franklin Counties. In addition to its main office in Derby, the Company currently maintains eleven branch offices in northeastern and central Vermont.

The opportunities for growth continue to be primarily in the Central Vermont and Chittenden County markets where economic activity is more robust than in the Company’s Orleans and Caledonia County markets, and where the Company is increasing its presence and market share. In line with this focus, the Company opened a loan production office in South Burlington during the first quarter of 2017.

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

●
Municipal and Institutional Banking – The Company provides banking services to meet the needs of state and local governments, schools, charities, membership and not-for-profit associations including deposit account services, tax-exempt loans, lines of credit and term loans. In addition, through an arrangement with the Federal Home Loan Bank of Boston (FHLBB), the Company offers a secured deposit product to its municipal customers, collateralized by FHLBB letters of credit.

●
Retail Banking – The Company provides a full-range of consumer banking services, including checking accounts, savings programs, automated teller machines (ATMs), debit/credit cards, night deposit facilities and online, mobile and telephone banking.

The Company focuses on establishing and maintaining long-term relationships with customers and is committed to providing for the financial services needs of the communities it serves. In particular, the Company continues to emphasize its relationships with individual customers and small-to-medium-sized businesses. The Company actively evaluates the banking needs of its markets, including low- and moderate-income areas, and offers products that are responsive to the needs of its customer base. The Company’s markets provide a mix of real estate, commercial and industrial, municipal and consumer lending opportunities, as well as a stable core deposit base. Additional information about our business, including the Company’s deposit-taking activities, lending activities and credit and risk management policies, is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2016 Annual Report filed as Exhibit 13 to this Report and is incorporated herein by reference.

Related Trust Company. In 2002, the Bank transferred its trust operations to a newly formed Vermont-chartered nondepository trust and investment management company, Community Financial Services Group, LLC, based in Newport, Vermont (CFSG). The Bank's ownership interest in CFSG is held indirectly, through Community Financial Services Partners, LLC, a Vermont limited liability company (CFSG Partners), which owns 100% of the limited liability company equity interests of CFSG. Immediately following transfer of its trust operations to CFSG, the Bank sold a two-thirds interest in CFSG Partners, equally to the National Bank of Middlebury, headquartered in Middlebury, Vermont and Guaranty Bancorp Inc., the bank holding company parent of Woodsville Guaranty Savings Bank, headquartered in Woodsville, New Hampshire. CFSG offers fiduciary services throughout the market areas of the three owner financial institutions and leases space from them in some of their branch offices.

Statutory Business Trust. In 2007, the Company formed CMTV Statutory Trust I (the Trust), a Delaware statutory business trust, for the purpose of issuing $12.5 million of trust preferred securities and lending the proceeds to the Company. This funding provided a portion of the cash consideration paid by the Company in the acquisition of LyndonBank and provided additional regulatory capital. The Trust is a variable interest entity for which the Company is not the primary beneficiary, within the meaning of applicable accounting standards. Accordingly, the Trust is not consolidated with the Company for financial reporting purposes.

Tax Credit Entity. In 2011, the Company formed a limited liability company (LLC) to facilitate its purchase of federal New Markets Tax Credits (NMTCs) under an investment structure designed by a local community development entity. The LLC is a variable interest entity for which, in the context of the overall NMTC structure, the Company is not the primary beneficiary, within the meaning of applicable accounting standards. Accordingly, the LLC is not consolidated with the Company for financial reporting purposes.

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

Employees

As of December 31, 2016, the Company did not have any employees at the holding company level. However, as of such date, the Bank employed 125 full-time employees and 10 part-time employees. The Bank is not a party to any collective bargaining agreement and management of the Bank considers its employee relations to be good.

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

Dodd–Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) represents a comprehensive revision and restructuring of many aspects of financial services industry regulation and impacts practically all aspects of a banking organization. Many of the provisions of the Dodd-Frank Act are designed to reduce systemic risk from large, complex “systemically significant” financial institutions, and thus do not apply to a smaller banking organization such as the Company. Nevertheless, certain of its provisions do directly apply to the Company and others will indirectly impact its operations, as the Dodd-Frank Act continues to reshape the financial services environment. Among other things, the Act:

●
Established a new independent agency, the Consumer Financial Protection Bureau (CFPB), with centralized responsibility for implementing and (with respect to large organizations) enforcing and examining compliance with federal consumer financial laws. Although the CFPB does not have enforcement or examination authority over smaller banking organizations such as the Company, many of its regulatory standards and mandates apply to them, with enforcement authority vested in other regulatory agencies such as (with respect to the Bank) the Office of the Comptroller of the Currency (OCC);

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

●
Requires a bank holding company to be well capitalized and well managed to receive regulatory approval of an interstate bank acquisition; and

●
Permanently increased the FDIC’s standard maximum deposit insurance amount to $250,000, changed the FDIC insurance assessment base to assets rather than deposits and increased the reserve ratio for the deposit insurance fund to ensure the future strength of the fund.

The Company will continue to monitor the impact of ongoing regulatory implementation of this significant legislation.

Bank Holding Company Act. As a registered bank holding company, the Company is subject to on-going regulation, supervision and examination by the Board of Governors of the Federal Reserve System (Federal Reserve), under the Bank Holding Company Act of 1956, as amended (the Act). A bank holding company for example, must generally obtain the prior approval of the Federal Reserve before it acquires all or substantially all of the assets of any bank, or acquires ownership or control of more than 5% of the voting shares of a bank. Federal Reserve approval is also generally required before a bank holding company may acquire more than 5% of any outstanding class of voting securities of a company other than a bank or a more than 5% interest in its property.

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

The Company, the Bank, CFSG Partners and CFSG are all considered "affiliates" of each other for the purposes of Section 18(j) of the Federal Deposit Insurance Act (FDIA), as amended, and Sections 23A and 23B of the Federal Reserve Act, as amended. In particular, section 23A limits loans or other extensions of credit to, asset purchases with and investments in affiliates of the Bank to 10% of the Bank’s capital and surplus. In addition, such loans and extensions of credit and certain other transactions must be collateralized in specified amounts. Section 23B requires, among other things, that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving non-affiliated persons. Further, the Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

Capital Adequacy Requirements. Revised regulatory capital rules were adopted in July 2013 by the federal banking regulators to implement the Basel III capital standards and certain capital requirements of the Dodd-Frank Act. The effect of the rules is to impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with $500 million or more in total consolidated assets. More stringent requirements apply to certain larger banking organizations. The requirements in the rule began to phase in on January 1, 2015, for the Company and the Bank and will be fully phased in by January 1, 2019.

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and when fully-phased in, will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2016, the Company and the Bank are required to hold a capital conservation buffer of 0.625%, increasing by that amount each successive year until 2019. Failure to maintain the required buffer would result in limitations on permissible shareholder distributions and discretionary bonus payments.

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

The Company’s capital ratios exceeded all applicable regulatory requirements at December 31, 2016. (See Note 20 to the Company’s consolidated financial statements included in Part II, Item 8 of this report for additional information about the Company’s and the Bank’s regulatory capital ratios.) In addition, management has modeled the capital conservation buffer requirement on a fully-phased basis and believes that, as of December 31, 2016, the Company and the Bank would satisfy that requirement if it had been fully-phased in as of such date.

The Basel III capital standards also revised the FDIC’s “prompt corrective action” requirements (see “Prompt Corrective Action” below).

Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 (SOX) was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX and the SEC’s implementing regulations include provisions addressing, among other matters, the duties, functions and qualifications of audit committees for all public companies; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers, except (in the case of banking companies) loans in the normal course of business; expedited filing requirements for reports of beneficial ownership of company stock by insiders; disclosure of a code of ethics for senior officers, and of any change or waiver of such code; the formation of a public accounting oversight board; auditor independence; disclosure of fees paid to the company's auditors for non-audit services and limitations on the provision of such services; attestation requirements for company management and external auditors, relating to internal controls and procedures; and various increased criminal penalties for violations of federal securities laws.

Since 2007 Section 404 of SOX has required management of the Company to undertake a periodic assessment of the adequacy and effectiveness of the Company’s internal control over financial reporting. Management's report on internal control over financial reporting for 2015 is contained in Item 9A of this Report. The Company has incurred, and expects to continue to incur, costs in connection with its on-going compliance with Section 404.

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

SEC Regulatory Relief for Smaller Reporting Companies. In December 2007, the SEC adopted amendments to its disclosure and reporting rules to extend to more public companies the benefits of the simplified and less rigorous disclosure requirements previously applicable only to “small business issuers.” The amendments established a new category of “smaller reporting companies” with a public float of less than $75 million. The Company continues to qualify as a smaller reporting company as of its last measurement date (June 30, 2016). Under the amendments, smaller reporting companies are able to elect whether to comply with specified financial and nonfinancial disclosure requirements on an item by item basis. The amendments were effective February 4, 2008 and the Company has elected to avail itself of some of the relief provided in the amendments in connection with preparation of the Company’s annual meeting proxy statement and its periodic reports, including this annual report on Form 10-K.

Dividends. The Company derives funds for payment of dividends to its shareholders primarily from dividends received from its subsidiary, Community National Bank. Under the National Bank Act, prior approval from the OCC is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that last year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses.

The Company and the Bank are also subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal or state banking agency is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit such payment. In addition, under the Basel III capital requirements, failure to maintain the required capital conservation buffer would result in additional limitations on permissible shareholder distributions.

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

Prompt Corrective Action. The Bank is subject to regulatory capital requirements established under the Federal Deposit Insurance Company Improvement Act of 1991 (FDICIA). Among other things, FDICIA identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective U.S. federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The federal bank regulatory agencies, including the OCC, have adopted substantially similar regulations that define the five capital categories identified by FDICIA. These regulations establish various degrees of corrective action to be taken when an FDIC-insured depository institution is considered undercapitalized. Effective January 1, 2015, the FDIC’s Prompt Corrective Action regulations were revised in accordance with the Basel III capital standards. The enhanced requirements (i) introduce a Common Equity Tier 1 ratio requirement at each capital category (other than critically undercapitalized), and set the required Common Equity Tier 1 ratio at 6.5% for well-capitalized status; (ii) increase the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), and set the minimum Tier 1 capital ratio for well-capitalized status at 8.0% (as compared to 6.0% under the prior rule); and (iii) eliminate the provision that permitted a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and still be considered adequately capitalized. The Basel III capital standards do not change the total risk-based capital requirement for any prompt corrective action category.

As of December 31, 2016, the Bank was considered "well capitalized" under FDICIA’s Prompt Corrective Action capital requirements. (See Note 20 to the Company’s consolidated financial statements included in Part II, Item 8 of this report for additional information about the Bank’s regulatory capital ratios.)

Deposit Insurance. The deposits of the Bank are insured by the Deposit Insurance Fund (DIF) of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessments system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. In addition, all FDIC insured depository institutions are required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (FICO) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

The Dodd-Frank Act changed the assessment formula for determining deposit insurance premiums and modified certain insurance coverage provisions of the FDIA. The FDIC’s implementing rules, which redefined the base for FDIC insurance assessments from the amount of insured deposits to average consolidated total assets less average tangible equity, became effective April 1, 2011. The Bank’s total FDIC insurance assessment for 2016 was $306,249.

The Dodd-Frank Act also permanently increased from $100,000 to $250,000 the maximum per depositor FDIC insurance amount.

Brokered Deposits. Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits without prior approval of the FDIC unless it is well capitalized under the FDICIA's prompt corrective actions guidelines. The Company participates in the Certificate of Deposit Account Registry Service (CDARS) of the Promontory Interfinancial Network, which uses a deposit-matching engine to match CDARS deposits in other participating banks, dollar- for-dollar. This product is designed to provide deposit insurance in excess of FDIC limits and thereby enhance customer attraction and retention, build deposits and improve net interest margins. CDARS also permits the “one-way” purchase of deposits, which the Company utilizes from time to time for liquidity management purposes. CDARS are considered brokered deposits for certain purposes under the Federal Deposit Insurance Act and FDIC regulations. As of December 31, 2016 the Company had CDARS deposits totaling $3,141,773 in exchanged funds and $0 in one-way funds. The Company also relies from time to time on purchased wholesale deposit funding, which is a form of brokered deposits. The Company had $14.0 million in purchased wholesale deposits outstanding at December 31, 2016. The Company’s Asset, Liability and Funds Management Policy limits the use of brokered deposits to 5% of total assets.

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

Qualified Mortgage Rules. Pursuant to the Dodd-Frank Act, the CFPB adopted significant amendments to the regulations that implement the Truth in Lending Act. These amendments, which became effective January 10, 2014, address mortgage origination practices by certain housing creditors, including the Bank, and generally require mortgage lenders to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate so-called "qualified mortgages (QMs)," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage is a residential mortgage loan that does not have certain high risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount and the borrower’s total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored entity or a federal agency).

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

Integrated TILA/RESPA (TRID) Disclosures.   As required by the Dodd-Frank Act, the CFPB issued final rules in 2013 revising and integrating previously separate disclosures required under the Real Estate Settlement Procedures Act (RESPA) and the Truth in Lending Act (TILA) in connection with certain closed-end consumer mortgage loans. These final rules became effective in October 2015 and require lenders to provide a new Loan Estimate (which combines content from the former Good Faith Estimate required under RESPA and the initial disclosures required under TILA) not later than the third business day after submission of a loan application, and a new Closing Disclosure (which combines content of the former HUD-1 Settlement Statement required under RESPA and the final disclosures required under TILA) at least three days prior to the loan closing.   Other significant changes included in the TRID rules include: (1) expansion of the scope of loans that require RESPA early disclosures, including bridge loans, vacant land loans, and construction loans; (2) changes and additions to “waiting period” requirements to close a loan; (3) reduced tolerances for estimated fees and (4) the lender, rather than the closing agent, is responsible for providing final disclosures.   As with the CFPB’s ability-to-repay/QM rules, compliance with the TRID rules has increased the Company’s compliance costs and may adversely affect the profitability of our routine residential mortgage lending operations.

Community Reinvestment Act. The Federal Community Reinvestment Act (CRA) requires banks to define the communities they serve, identify the credit needs of those communities, collect and maintain data for each small business or small farm loan originated or purchased by the Bank, and maintain a Public File at each location. The federal banking regulators examine the institutions they regulate for compliance with the CRA and assign one of the following four ratings: “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance”. The rating assigned reflects the bank’s record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the bank. As of the Bank’s last CRA examination, completed during 2014, it received a rating of “Outstanding”.

Home Mortgage Disclosure Act. The federal Home Mortgage Disclosure Act (HMDA), which is implemented by Federal Reserve Board Regulation C, requires mortgage lenders that maintain offices within Metropolitan Statistical Areas (MSAs) to report and make available to the public specified information regarding their residential mortgage lending activities, such as the pricing of home mortgage loans, including the “rate spread” between the interest rate on loans and certain treasury securities and other benchmarks. In July 2015, the CFPB implemented and expanded new HMDA rules. The final rule adopts a dwelling-secured standard for all loans or lines of credit that are for personal, family, or household purposes. Thus, many consumer-purpose transactions, including closed-end home-equity loans, home-equity lines of credit, and reverse mortgages, are subject to the regulation. Most commercial-purpose transactions (i.e., loans or lines of credit not for personal, family, or household purposes) are subject to the regulation only if they are for the purpose of home purchase, home improvement, or refinancing. The final rule excludes from coverage home improvement loans that are not secured by a dwelling (i.e., home improvement loans that are unsecured or that are secured by some other type of collateral) and all agricultural-purpose loans and lines of credit. Community National Bank became subject to HMDA reporting requirements as a result of its merger with LyndonBank in 2007, as the former LyndonBank branch in Enosburg Falls in Franklin County is included within the Burlington, Vermont MSA.

Flood Insurance Reform. The Biggert-Waters Flood Insurance Reform Act of 2012 (Biggert-Waters Act), as amended by the Homeowner Flood Insurance Affordability Act of 2014, modified the National Flood Insurance Program by: (i) increasing the maximum civil penalty for Flood Disaster Protection Act violations to $2,000 and eliminating the annual penalty cap; (ii) requiring certain lenders to escrow premiums and fees for flood insurance on residential improved real estate; (iii) directing lenders to accept private flood insurance and to notify borrowers of its availability; (iv) amending the force placement requirement provisions; and (v) permitting lenders to charge borrowers costs for lapses in or insufficient coverage. The civil penalty and force placed insurance provisions were effective immediately.

In July 2015, certain federal agencies issued a joint final rule exempting: (1) detached structures that are not used as a residence from the mandatory flood insurance purchase requirements and (2) HELOCs, business purpose loans, nonperforming loans, loans with terms of less than one year, loans for co-ops and condominiums, and subordinate loans on the same property from the mandatory escrow of flood insurance premium requirements. Additionally, the final rule requires certain lenders to escrow flood insurance payments and offer the option to escrow flood insurance premiums on residential improved real estate securing a loan, effective January 1, 2016. During 2016, the federal banking agencies issued proposed rules for comment that address the private flood insurance provisions of the Biggert-Waters Act.

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

Federal Home Loan Bank System. Community National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to purchase and hold shares of capital stock in the applicable regional Federal Home Loan Bank (the Federal Home Loan Bank of Boston, in the case of Community National Bank), in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the Federal Home Loan Bank. Community National Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2016 of approximately $2.2 million. During 2009, the FHLBB experienced significant net operating losses, and as a result temporarily ceased paying dividends on its stock and instituted a moratorium on stock repurchases and redemptions. In 2011, the FHLBB resumed paying dividends, but at a more modest rate than previous years and in February 2012 it lifted the moratorium on stock redemptions. As a member, the Bank is subject to future capital calls by the FHLBB in order to maintain compliance with its capital plan.

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

Other Available Information

This annual report on Form 10-K is on file with SEC. The Company also files with the SEC quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy materials for its annual meetings of shareholders. You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100F Street, NE, Washington, DC 20549-0213, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. The Company's SEC-filed reports and proxy statements are also available through a link on the Company's website at www.communitybancorpvt.com. The Company has also posted on its website the Company’s Code of Ethics for Senior Financial Officers and the Principal Executive Officer, the Insider Trading Policy and the charters of the Audit, Compensation and Nominating Committees. The information and documents contained on the Company's website do not constitute part of this report. Copies of the Company's reports filed with the SEC (other than exhibits) can also be obtained by contacting Melissa Tinker, Assistant Corporate Secretary, at our principal offices, which are located at 4811 U.S. Route 5, Derby, Vermont  05829 or by calling (802) 334-7915.

Item 1A. Risk Factors

Before deciding to invest in the Company or deciding to maintain or increase an investment, investors should carefully consider the material risks described below, in addition to the other information contained in this report and in the Company’s other filings with the SEC. The risks and uncertainties described below and in the Company’s other filings are not the only ones the Company faces. Additional risks and uncertainties not presently known to management or that are currently deemed immaterial may also affect the Company’s business. If any of these known or unknown risks or uncertainties actually occurs, the Company’s business, financial condition and results of operations could be adversely affected, which in turn could result in a decline in the value of the Company’s capital stock.

Our common stock is not exchange-listed and our trading volume is less than that of larger public companies, which can contribute to volatility in our stock price and adversely affect the price and liquidity of an investment in our common stock.

Our common stock is included in the OTC QX market tier maintained by the OTC Markets Group, Inc under the trading symbol CMTV, but is not traded on any securities exchange. Bid and ask quotations and trades in our stock made by certain brokerage firms are reported through the OTC Link® Alternative Trading System (ATS) maintained by a subsidiary of the OTC Markets Group, Inc. However, trading in our stock is sporadic. A public trading market for a particular class of stock having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of numerous buyers and sellers of that stock at any given time, which in turn depends on the individual decisions of investors and general economic and market conditions over which issuers have no control. The trading market in our stock does not exhibit these characteristics. The trading history of our common stock has been characterized by relatively low trading volume. This lack of an active public market means that the value of a shareholder’s investment in our common stock may be subject to sudden fluctuations, as individual trades have a greater effect on our reported trading price than would be the case in a broad public market with significant daily trading volume.

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

As a holding company, our cash flow typically comes from dividends that our bank subsidiary, Community National Bank, pays to us. Therefore, our ability to pay dividends on our common and preferred stock and to service our subordinated debentures, depends on the dividends we receive from the Bank. Dividend payments from the Bank are subject to federal statutory and regulatory limitations, generally based on net profits and retained earnings and may be subject to additional prudential considerations, such as capital planning needs. In addition, Federal Reserve policy, which applies to us as a registered bank holding company, provides that dividends by bank holding companies should generally be paid out of current earnings looking back over a one-year period and should not be paid if regulatory capital levels are deemed insufficient. Further, regulatory capital requirements could curtail our ability to pay dividends in some cases if we do not maintain a required capital conservation buffer. Our failure to pay dividends on our common or preferred stock or our failure to service our debt could have a material adverse effect on the market price of our common stock. Moreover, if sufficient dividend funding from the Bank is not available to cover all our requirements, we would be obligated first to pay interest and, if applicable, principal on our debentures and then to pay dividends on our preferred stock before making any dividend payments on our common stock.

Although we have generally paid quarterly cash dividends on our common stock, we cannot provide any assurance that dividends will continue to be paid in the future or that the dividend rate will not be reduced in future periods.

Securities issued by us, including our common stock, are not FDIC insured.

Securities issued by us, including our common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the Deposit Insurance Fund or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

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

Determining the amount of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and trends, all of which may undergo material changes. At any time, we are likely to have loans in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be certain that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit or correctly estimate losses on those loans that are identified. The OCC, our subsidiary Bank’s primary federal regulator, reviews the loan portfolio from time to time as part of its regulatory examination and may request that we increase the allowance for loan losses. Changes in economic conditions or individual business or personal circumstances affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance.  In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need to make additional provisions to restore the allowance. Any provisions to increase or restore the allowance for loan losses would decrease our net income and, possibly, our capital, and could have an adverse effect on our results of operations and financial condition.

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

Our loans and deposits are geographically concentrated and adverse local economic conditions could negatively affect our business.

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

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors if made available. If this information is inaccurate, we may suffer financial or reputational harm or other adverse effects with respect to the operation of our business, our financial condition and our results of operations.

New products and services are essential to remain competitive but may subject us to additional risks.

We consistently attempt to offer new products and services to our customers to remain competitive. There can be risks and uncertainties associated with these new products and services especially if they are dependent on new technologies. We may spend significant time and resources in development of new products and services to market to customers. Through our development and implementation process we may incur risks associated with delivery timetables, pricing and profitability, compliance with regulations, technology failures and shifting customer preferences. Failure to successfully manage these risks could have a material effect on our financial condition, result of operations and business.

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

As of January 1, 2015, we were required to comply with new capital rules issued by the federal banking agencies that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act. These new capital rules require banks and bank holding companies to maintain a minimum common equity Tier I capital ratio of 4.5% of risk-weighted assets, a minimum Tier I capital ratio of 6.0% of risk-weighted assets, a minimum total capital ratio of 8.0% of risk-weighted assets, and a minimum leverage ratio of 4.0%. Subject to a transition period, the new capital rules require banks and bank holding companies to maintain a 2.5% common equity Tier I capital conservation buffer above the minimum risk-based capital requirements for adequately capitalized institutions to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The Company and the Bank met these requirements as of December 31, 2016. The new rules permanently grandfathered trust preferred securities issued before May 19, 2010 for institutions with less than $15.0 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. Our trust preferred securities qualify for this grandfather treatment. The new rules increased the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations, but retained the previous capital treatment of residential mortgages. Under the new rules, we were permitted to make, and did make, a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital.

Continued implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

We may be required to write down goodwill and other identifiable intangible assets.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2016, our goodwill and other identifiable intangible assets totaled approximately $11.9 million, which included goodwill and remaining unamortized core deposit intangible asset created in connection with the LyndonBank acquisition in 2007 of approximately $11.6 million and $273 thousand, respectively. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct a review each year, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We last completed a goodwill impairment analysis as of December 31, 2016, and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such. There were no triggers for such review for impairment for other intangible assets for the year ended December 31, 2016. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

We are not able to offer all of the financial services and products of a financial holding company.

Banks, securities firms, and insurance companies can now combine under a “financial holding company” umbrella. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Some of our competitors have elected to become financial holding companies. We offer only traditional banking products and, trust and investment management services indirectly through, Community Financial Services Group, LLC,.

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

In addition to its main office, the Company currently owns or leases the following premises in six Vermont counties:

Office Location1	Owned	Leased	CFSG Office2

Caledonia County
St. Johnsbury (Railroad Street)		X3
St. Johnsbury (Route 5)		X
Lyndon (Memorial Drive)		X4	X

Chittenden County
South Burlington (Shelburne Road)5		X

Franklin County
Enosburg Falls (Sampsonville Road)	X

Lamoille County
Morrisville (Route 15 West)		X

Orleans County
Barton (Church Street)	X
Derby Line (Main Street)	X
Island Pond (Route 105)		X
Newport (Main Street)	X		X
Troy (Route 101)	X

Washington County
Barre (North Main Street)	X		X
Montpelier (State Street)		X

1 All listed locations are operating bank branch offices, except as otherwise noted in footnotes 3 and 5.

2The Bank leases space at some of its branch locations to its affiliated trust and investment management affiliate, CFSG, including premises in Newport, Vermont used as CFSG’s main office.

3 These premises consist of approximately 1,600 square feet on the southern end of Railroad Street and were formerly used as a branch office, now closed and currently vacant.

4 This branch consists of a building on Memorial Drive comprising approximately 2,600 square feet in the town of Lyndon and is leased on market terms from a neighboring business, 48 Broad Street, LLC, owned by David Stahler who is a member of the Bank’s Caledonia County advisory board.

5 Loan production office (LPO), opened in the first quarter of 2017.

In addition to ATMs at the main office and all branch locations, the Company maintains cash machines at nine third party locations throughout its market area. A complete listing of the Company’s banking offices and off-premises cash machine locations is contained on the Bank’s website at www.communitynationalbank.com.

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

Item 4.  Mine Safety Disclosures

Not Applicable

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the trading market in, market price of, and dividends paid on, the Company's common stock is incorporated by reference to the section of the 2016 Annual Report under the caption “Common Stock Performance by Quarter” immediately following the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed as Exhibit 13 to this report. The balance of the information required by item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective February 4, 2008).

During the fourth quarter ended December 31, 2016, purchases of the Company’s common stock by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18) were as follows:

				Maximum Number of
			Total Number of	Shares That May Yet
	Total Number	Average	Shares Purchased	Be Purchased Under
	of Shares	Price Paid	as Part of Publicly	the Plan at the End
For the period:	Purchased(1)(2)	Per Share	Announced Plan	of the Period

October 1 - October 31	0	$0.00	N/A	N/A
November 1 - November 30	6,000	14.85	N/A	N/A
December 1 - December 31	0	0.00	N/A	N/A
Total	6,000	$14.85	N/A	N/A

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the section of the 2016 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," immediately following the “Notes to Consolidated Financial Statements”, filed as Exhibit 13 to this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to the subsection labeled "Risk Management" of Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the 2016 Annual Report, filed as Exhibit 13 to this report.

Item 8.  Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry Dunn McNeil & Parker, LLC are incorporated herein by reference from the 2016 Annual Report, filed as Exhibit 13 to this report.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). As of December 31, 2016, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of December 31, 2016 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As of December 31, 2016, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s internal control over financial reporting. Management assessed the Company’s system of internal control over financial reporting as of December 31, 2016, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2016, its system of internal control over financial reporting met those criteria and is effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The following is incorporated by reference to the Company's Proxy Statement for the 2017 Annual Meeting.

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

The Code of Ethics for Senior Financial Officers and the Principal Executive Officer is available on the Company's website at www.communitybancorpvt.com. The Code is also listed as Exhibit 14 to this report and incorporated by reference to a prior filing with the SEC. There were no waivers of any provision of the Code during 2016.

Item 11.  Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the 2017 Annual Meeting:

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company's Proxy Statement for the 2017 Annual Meeting:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION."

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following is incorporated by reference to the Company's Proxy Statement for the 2017 Annual Meeting:

Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -Transactions with Management."
Information regarding the independence of directors under the caption “CORPORATE GOVERNANCE – Director Independence.”

Item 14.  Principal Accounting Fees and Services

The following is incorporated by reference to the Company's Proxy Statement for the 2017 Annual Meeting under the caption "PROPOSAL 2 - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

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

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The following are included in this report and are incorporated by reference to the 2016 Annual Report, filed as Exhibit 13 to this report:

Consolidated Balance Sheets at December 31, 2016 and 2015
Consolidated Statements of Income for the years ended December 31, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015
Notes to Consolidated Financial Statements
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

The following exhibits are filed as part of this report:**
Exhibit 13 - Portions of the 2016 Annual Report, specifically incorporated by reference into this report.
Exhibit 21 - Subsidiaries of Community Bancorp.
Exhibit 23 - Consent of Berry Dunn McNeil & Parker, LLC
Exhibit 31(i) - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(ii) - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(i) - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(ii) - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101--The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income; (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2016 and 2015.

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

COMMUNITY BANCORP.
BY: /s/ Kathryn M. Austin	Date: March 20, 2017
Kathryn M. Austin, President and Chief
Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Kathryn M. Austin	Date: March 20, 2017
Kathryn M. Austin, President and Chief
Executive Officer (Principal Executive Officer)

BY: /s/ Louise M. Bonvechio	Date: March 20, 2017
Louise M. Bonvechio, Corporate Secretary and
Treasurer (Principal Financial Officer)

BY: /s/ Candace A. Patenaude	Date: March 20, 2017
Candace A. Patenaude
(Principal Accounting Officer)
COMMUNITY BANCORP. DIRECTORS
/s/ Thomas E. Adams	Date: March 20, 2017
Thomas E. Adams

/s/ Kathryn M. Austin	Date: March 20, 2017
Kathryn M. Austin

/s/ David M. Bouffard	Date: March 20, 2017
David M. Bouffard

/s/ Charles W. Bucknam, Jr.	Date: March 20, 2017
Charles W. Buckman, Jr.

/s/ Aminta K. Conant	Date: March 20, 2017
Aminta K. Conant

/s/ Jacques R. Couture	Date: March 20, 2017
Jacques R. Couture

/s/ Rosemary M. Lalime	Date: March 20, 2017
Rosemary M. Lalime

/s/ Patrick M. Malone	Date: March 20, 2017
Patrick Malone

/s/ Stephen P. Marsh	Date: March 20, 2017
Stephen P. Marsh, Board Chair

/s/ Dorothy R. Mitchell	Date: March 20, 2017
Dorothy R. Mitchell

/s/ Fredric Oeschger	Date: March 20, 2017
Fredric Oeschger

/s/James G. Wheeler, Jr.	Date: March 20, 2017
James G. Wheeler, Jr.