Form 10-Q
period 2017-03-31
COMMUNITY BANCORP /VT
filed 2017-05-12
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ( X )  No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ( X ) NO ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	( )	Accelerated filer	( )
Non-accelerated filer	( ) (Do not check if a smaller reporting company)	Smaller reporting company	( X )
		Emerging growth company	( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES (  )     NO(X)

At May 03, 2017, there were 5,072,803 shares outstanding of the Corporation's common stock.

FORM 10-Q
Index
		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4	Controls and Procedures	50

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	50
Item 1A	Risk Factors	50
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 6	Exhibits	51
	Signatures	52
	Exhibit Index	53

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	March 31,	December 31,	March 31,
Consolidated Balance Sheets	2017	2016	2016
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$17,275,640	$10,943,344	$9,397,008
Federal funds sold and overnight deposits	15,513,549	18,670,942	16,055,662
Total cash and cash equivalents	32,789,189	29,614,286	25,452,670
Securities held-to-maturity (fair value $54,853,000 at 03/31/17,
$51,035,000 at 12/31/16 and $46,235,000 at 03/31/16)	53,879,934	49,886,631	45,551,714
Securities available-for-sale	33,852,571	33,715,051	29,572,121
Restricted equity securities, at cost	2,426,050	2,755,850	1,891,250
Loans held-for-sale	0	0	525,200
Loans	485,722,245	487,249,226	455,048,185
Allowance for loan losses (ALL)	(5,258,440)	(5,278,445)	(5,109,488)
Deferred net loan costs	321,285	310,130	315,050
Net loans	480,785,090	482,280,911	450,253,747
Bank premises and equipment, net	10,629,125	10,830,556	11,251,819
Accrued interest receivable	2,062,875	1,818,510	2,064,364
Bank owned life insurance (BOLI)	4,649,557	4,625,406	4,546,589
Core deposit intangible	204,516	272,691	477,211
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	561,979	394,000	465,000
Other assets	9,484,895	9,885,504	9,783,374
Total assets	$642,900,050	$637,653,665	$593,409,328
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$105,880,429	$104,472,268	$91,019,639
Interest-bearing transaction accounts	121,953,444	118,053,360	117,208,113
Money market funds	86,938,154	79,042,619	86,652,637
Savings	96,883,558	86,776,856	85,327,489
Time deposits, $250,000 and over	19,913,160	19,274,880	13,306,128
Other time deposits	100,850,953	97,115,049	95,386,130
Total deposits	532,419,698	504,735,032	488,900,136
Borrowed funds	11,550,000	31,550,000	10,350,000
Repurchase agreements	27,747,451	30,423,195	25,149,039
Capital lease obligations	459,443	483,161	537,028
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	2,649,027	3,123,760	3,382,769
Total liabilities	587,712,619	583,202,148	541,205,972
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized,
5,283,077 shares issued at 03/31/17, 5,269,053 shares issued
at 12/31/16 and 5,220,419 shares issued at 03/31/16	13,207,693	13,172,633	13,051,048
Additional paid-in capital	31,008,521	30,825,658	30,268,924
Retained earnings	11,197,709	10,666,782	8,830,533
Accumulated other comprehensive (loss) income	(103,715)	(90,779)	175,628
Less: treasury stock, at cost; 210,101 shares at 03/31/17,
12/31/16, and 03/31/16	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	55,187,431	54,451,517	52,203,356
Total liabilities and shareholders' equity	$642,900,050	$637,653,665	$593,409,328

Book value per common share outstanding	$10.39	$10.27	$9.92

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary	Three Months Ended March 31,
Consolidated Statements of Income	2017	2016
(Unaudited)
Interest income
Interest and fees on loans	$5,616,867	$5,370,424
Interest on debt securities
Taxable	151,726	127,449
Tax-exempt	324,532	280,097
Dividends	35,796	29,378
Interest on federal funds sold and overnight deposits	27,472	10,906
Total interest income	6,156,393	5,818,254

Interest expense
Interest on deposits	537,789	516,594
Interest on federal funds purchased and other borrowed funds	52,235	19,158
Interest on repurchase agreements	21,527	17,991
Interest on junior subordinated debentures	122,860	109,519
Total interest expense	734,411	663,262

Net interest income	5,421,982	5,154,992
Provision for loan losses	150,000	100,000
Net interest income after provision for loan losses	5,271,982	5,054,992

Non-interest income
Service fees	748,117	617,679
Income from sold loans	190,295	221,194
Other income from loans	185,617	195,888
Net realized gain on sale of securities available-for-sale	2,130	0
Other income	244,059	203,090
Total non-interest income	1,370,218	1,237,851

Non-interest expense
Salaries and wages	1,711,124	1,725,000
Employee benefits	641,561	685,082
Occupancy expenses, net	687,433	645,746
Other expenses	1,691,001	1,626,463
Total non-interest expense	4,731,119	4,682,291

Income before income taxes	1,911,081	1,610,552
Income tax expense	496,865	441,058
Net income	$1,414,216	$1,169,494

Earnings per common share	$0.27	$0.23
Weighted average number of common shares
used in computing earnings per share	5,063,128	5,000,144
Dividends declared per common share	$0.17	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended March 31,
	2017	2016

Net income	$1,414,216	$1,169,494

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gain on available-for-sale securities
arising during the period	(17,470)	334,883
Reclassification adjustment for gain realized in income	(2,130)	0
Unrealized (loss) gain during the year	(19,600)	334,883
Tax effect	6,664	(113,861)
Other comprehensive (loss) income, net of tax	(12,936)	221,022
Total comprehensive income	$1,401,280	$1,390,516

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three Months Ended March 31,
	2017	2016

Cash Flows from Operating Activities:
Net income	$1,414,216	$1,169,494
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	252,131	251,627
Provision for loan losses	150,000	100,000
Deferred income tax	(17,535)	(29,227)
Gain on sale of securities available-for-sale	(2,130)	0
Gain on sale of loans	(79,128)	(101,510)
Loss on sale of bank premises and equipment	1,580	0
Loss on sale of OREO	617	0
Income from Trust LLC	(113,179)	(82,579)
Amortization of bond premium, net	30,075	33,267
Proceeds from sales of loans held for sale	3,974,739	4,753,088
Originations of loans held for sale	(3,895,611)	(3,977,378)
Increase in taxes payable	360,092	273,795
Increase in interest receivable	(244,365)	(431,151)
Decrease in mortgage servicing rights (MSRs)	28,462	14,097
(Increase) decrease in other assets	(4,875)	177,535
Increase in cash surrender value of BOLI	(24,151)	(26,103)
Amortization of core deposit intangible	68,175	68,175
Amortization of limited partnerships	154,308	146,490
(Increase) decrease in unamortized loan costs	(11,155)	1,441
Increase in interest payable	23,329	8,675
Decrease in accrued expenses	(506,924)	(359,833)
(Decrease) increase in other liabilities	(21,024)	17,125
Net cash provided by operating activities	1,537,647	2,007,028

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	2,365,271	1,630,861
Purchases	(6,358,574)	(3,828,156)
Investments - available-for-sale
Maturities, calls, pay downs and sales	1,300,588	1,406,742
Purchases	(1,485,653)	(4,206,847)
Proceeds from redemption of restricted equity securities	329,800	822,100
Purchases of restricted equity securities	0	(271,700)
Decrease in limited partnership contributions payable	(27,000)	0
Decrease in loans, net	979,595	2,648,313
Capital expenditures for bank premises and equipment	(52,280)	(43,238)
Proceeds from sales of OREO	187,383	192,108
Recoveries of loans charged off	21,402	25,433
Net cash used in investing activities	(2,739,468)	(1,624,384)

	2017	2016

Cash Flows from Financing Activities:
Net increase (decrease) in demand and interest-bearing transaction accounts	5,308,245	(16,033,104)
Net increase in money market and savings accounts	18,002,237	8,317,948
Net increase in time deposits	4,374,184	1,129,730
Net (decrease) increase in repurchase agreements	(2,675,744)	3,075,801
Net decrease in short-term borrowings	(20,000,000)	0
Proceeds from long-term borrowings	0	350,000
Decrease in capital lease obligations	(23,718)	(21,337)
Dividends paid on preferred stock	(23,438)	(21,875)
Dividends paid on common stock	(585,042)	(579,027)
Net cash provided by (used in) financing activities	4,376,724	(3,781,864)

Net increase (decrease) in cash and cash equivalents	3,174,903	(3,399,220)
Cash and cash equivalents:
Beginning	29,614,286	28,851,890
Ending	$32,789,189	$25,452,670

Supplemental Schedule of Cash Paid During the Period:
Interest	$711,082	$654,587

Income taxes, net of refunds	$0	$50,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized (loss) gain on securities available-for-sale	$(19,600)	$334,883

Loans transferred to OREO	$355,979	$395,108

Common Shares Dividends Paid:
Dividends declared	$859,851	$799,182
Increase in dividends payable attributable to dividends declared	(56,886)	(914)
Dividends reinvested	(217,923)	(219,241)
	$585,042	$579,027

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Consolidation

The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the financial condition and results of operations of the Company contained herein have been made. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 contained in the Company's Annual Report on Form 10-K. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full annual period ending December 31, 2017, or for any other interim period.

Certain amounts in the 2016 unaudited consolidated income statements have been reclassified to conform to the 2017 presentation. Reclassifications had no effect on prior period net income or shareholders’ equity.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale, which will require that credit losses on those securities be recorded through an allowance for credit losses rather than a write-down. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company is evaluating the impact of the adoption of the ASU on its consolidated financial statements. The ASU may have a material impact on the Company's consolidated financial statements upon adoption as it will require a change in the Company's methodology for calculating its allowance for loan losses (ALL) and allowance on unused commitments. The Company will transition from an incurred loss model to an expected loss model, which will likely result in an increase in the ALL upon adoption and may negatively impact the Company and Bank's regulatory capital ratios. Additionally, ASU No. 2016-13 may reduce the carrying value of the Company's held-to-maturity (HTM) investment securities as it will require an allowance on the expected losses over the life of these securities to be recorded upon adoption.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued to reduce the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, step two of the goodwill impairment test was eliminated. Instead, a Company will recognize an impairment of goodwill should the carrying value of a reporting unit exceed its fair value (i.e. step one). The ASU will be effective for the Company on January 1, 2020 and will be applied prospectively.

The Company has goodwill from its acquisition of LyndonBank in 2007 and performs an impairment test annually or more frequently if circumstances warrant (see Note 6). The Company is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements, but does not anticipate any material impact at this time.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

	Three Months Ended March 31,
	2017	2016

Net income, as reported	$1,414,216	$1,169,494
Less: dividends to preferred shareholders	23,438	21,875
Net income available to common shareholders	$1,390,778	$1,147,619
Weighted average number of common shares
used in calculating earnings per share	5,063,128	5,000,144
Earnings per common share	$0.27	$0.23

Note 4.  Investment Securities

Securities available-for-sale (AFS) and held-to-maturity (HTM) as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

March 31, 2017
U.S. Government sponsored enterprise (GSE) debt securities	$17,361,110	$18,840	$69,547	$17,310,403
Agency mortgage-backed securities (Agency MBS)	13,675,605	543	118,625	13,557,523
Other investments	2,973,000	15,327	3,682	2,984,645
	$34,009,715	$34,710	$191,854	$33,852,571

December 31, 2016
U.S. GSE debt securities	$17,365,805	$24,854	$73,331	$17,317,328
Agency MBS	13,265,790	3,896	115,458	13,154,228
Other investments	3,221,000	24,947	2,452	3,243,495
	$33,852,595	$53,697	$191,241	$33,715,051

March 31, 2016
U.S. GSE debt securities	$12,817,362	$115,533	$0	$12,932,895
Agency MBS	13,515,656	105,722	15,674	13,605,704
Other investments	2,973,000	60,522	0	3,033,522
	$29,306,018	$281,777	$15,674	$29,572,121

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

March 31, 2017
States and political subdivisions	$53,879,934	$973,066	$0	$54,853,000

December 31, 2016
States and political subdivisions	$49,886,631	$1,148,369	$0	$51,035,000

March 31, 2016
States and political subdivisions	$45,551,714	$683,286	$0	$46,235,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

U.S. GSE debt securities, Agency MBS securities and certificates of deposit (CDs) held for investment with a book value of $33,265,715, $33,604,595 and $27,172,084 and a fair value of $33,112,253, $33,469,254 and $27,450,798 were pledged as collateral for repurchase agreements at March 31, 2017, December 31, 2016 and March 31, 2016, respectively. These repurchase agreements mature daily.

The scheduled maturities of debt securities AFS as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
March 31, 2017
Due in one year or less	$3,002,965	$3,006,801
Due from one to five years	16,086,145	16,070,906
Due from five to ten years	1,245,000	1,217,341
Agency MBS	13,675,605	13,557,523
	$34,009,715	$33,852,571

December 31, 2016
Due in one year or less	$2,006,027	$2,010,287
Due from one to five years	17,335,778	17,329,503
Due from five to ten years	1,245,000	1,221,033
Agency MBS	13,265,790	13,154,228
	$33,852,595	$33,715,051

March 31, 2016
Due in one year or less	$3,063,730	$3,071,337
Due from one to five years	12,481,632	12,650,080
Due from five to ten years	245,000	245,000
Agency MBS	13,515,656	13,605,704
	$29,306,018	$29,572,121

Because the actual maturities of Agency MBS usually differ from their contractual maturities due to the right of borrowers to prepay the underlying mortgage loans, usually without penalty, those securities are not presented in the table by contractual maturity date.

The scheduled maturities of debt securities HTM as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value*
March 31, 2017
Due in one year or less	$29,666,554	$29,667,000
Due from one to five years	3,905,257	4,148,000
Due from five to ten years	3,950,402	4,194,000
Due after ten years	16,357,721	16,844,000
	$53,879,934	$54,853,000

December 31, 2016
Due in one year or less	$25,368,725	$25,369,000
Due from one to five years	4,030,900	4,318,000
Due from five to ten years	4,013,242	4,300,000
Due after ten years	16,473,764	17,048,000
	$49,886,631	$51,035,000

March 31, 2016
Due in one year or less	$30,042,445	$30,042,000
Due from one to five years	3,864,268	4,035,000
Due from five to ten years	3,235,317	3,407,000
Due after ten years	8,409,684	8,751,000
	$45,551,714	$46,235,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

There were no debt securities HTM in an unrealized loss position as of the balance sheet dates. Debt securities AFS with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
March 31, 2017
U.S. GSE debt securities	$6,179,311	$69,547	$0	$0	5	$6,179,311	$69,547
Agency MBS	12,018,209	104,677	1,048,513	13,948	18	13,066,722	118,625
Other investments	740,318	3,682	0	0	3	740,318	3,682
	$18,937,838	$177,906	$1,048,513	$13,948	26	$19,986,351	$191,854

December 31, 2016
U.S. GSE debt securities	$5,176,669	$73,331	$0	$0	4	$5,176,669	$73,331
Agency MBS	10,704,717	115,458	0	0	15	10,704,717	115,458
Other investments	493,548	2,452	0	0	2	493,548	2,452
	$16,374,934	$191,241	$0	$0	21	$16,374,934	$191,241

March 31, 2016
Agency MBS	$3,064,237	$15,674	$0	$0	5	$3,064,237	$15,674

The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition. As of March 31, 2017, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be other than temporary.

Note 5. Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	March 31,	December 31,	March 31,
	2017	2016	2016

Commercial & industrial	$69,064,985	$68,730,573	$63,540,340
Commercial real estate	205,140,487	201,728,280	178,205,320
Residential real estate - 1st lien	162,929,247	166,691,962	162,594,375
Residential real estate - Junior (Jr) lien	41,820,775	42,927,335	43,917,725
Consumer	6,766,751	7,171,076	6,790,425
Gross Loans	485,722,245	487,249,226	455,048,185
Deduct (add):
Allowance for loan losses	5,258,440	5,278,445	5,109,488
Deferred net loan costs	(321,285)	(310,130)	(315,050)
Net Loans	$480,785,090	$482,280,911	$450,253,747

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

							90 Days or
		90 Days	Total			Non-Accrual	More and
March 31, 2017	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$103,900	$0	$103,900	$68,961,085	$69,064,985	$135,379	$0
Commercial real estate	681,654	215,892	897,546	204,242,941	205,140,487	744,989	0
Residential real estate
- 1st lien	4,289,551	1,246,520	5,536,071	157,393,176	162,929,247	1,148,848	668,569
- Jr lien	333,625	164,726	498,351	41,322,424	41,820,775	442,960	27,905
Consumer	84,321	1,903	86,224	6,680,527	6,766,751	0	1,903
	$5,493,051	$1,629,041	$7,122,092	$478,600,153	$485,722,245	$2,472,176	$698,377

							90 Days or
		90 Days	Total			Non-Accrual	More and
December 31, 2016	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$328,684	$26,042	$354,726	$68,375,847	$68,730,573	$143,128	$26,042
Commercial real estate	824,836	222,738	1,047,574	200,680,706	201,728,280	765,584	0
Residential real estate
- 1st lien	4,881,496	1,723,688	6,605,184	160,086,778	166,691,962	1,227,220	1,068,083
- Jr lien	984,849	116,849	1,101,698	41,825,637	42,927,335	338,602	27,905
Consumer	53,972	2,176	56,148	7,114,928	7,171,076	0	2,176
	$7,073,837	$2,091,493	$9,165,330	$478,083,896	$487,249,226	$2,474,534	$1,124,206

							90 Days or
		90 Days	Total			Non-Accrual	More and
March 31, 2016	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$37,333	$204,354	$241,687	$63,298,653	$63,540,340	$256,456	$0
Commercial real estate	3,825,884	428,545	4,254,429	173,950,891	178,205,320	966,071	19,810
Residential real estate
- 1st lien	3,950,062	991,614	4,941,676	157,652,699	162,594,375	1,467,171	764,031
- Jr lien	228,117	122,183	350,300	43,567,425	43,917,725	377,911	122,183
Consumer	152,546	0	152,546	6,637,879	6,790,425	0	0
Total	$8,193,942	$1,746,696	$9,940,638	$445,107,547	$455,048,185	$3,067,609	$906,024

For all loan segments, loans over 30 days past due are considered delinquent.

As of the balance sheet dates presented, residential mortgage loans in process of foreclosure consisted of the following:

	Number of loans	Balance

March 31, 2017	6	$330,548
December 31, 2016	8	322,663
March 31, 2016	5	230,171

Allowance for loan losses

The ALL is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance.

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

General component

The general component of the ALL is based on historical loss experience, adjusted for qualitative factors and stratified by the following loan segments: commercial and industrial, commercial real estate, residential real estate first (1st) lien, residential real estate junior (Jr) lien and consumer loans. The Company does not disaggregate its portfolio segments further into classes. Loss ratios are calculated by loan segment for one year, two year, three year, four year and five year look back periods. The highest loss ratio among these look-back periods is then applied against the respective segment. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of commercial real estate loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available.

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

Specific component

The specific component of the ALL relates to loans that are impaired. Impaired loans are loan(s) to a borrower that in the aggregate are greater than $100,000 and that are in non-accrual status or are troubled debt restructurings (TDR) regardless of amount. A specific allowance is established for an impaired loan when its estimated impaired basis is less than the carrying value of the loan. For all loan segments, except consumer loans, a loan is considered impaired when, based on current information and events, in management’s estimation it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant or temporary payment delays and payment shortfalls generally are not classified as impaired. Management evaluates the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and frequency of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Unallocated component

An unallocated component of the ALL is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component reflects management’s estimate of the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The tables below summarize changes in the ALL and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended March 31, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$726,848	$2,496,085	$1,369,757	$371,176	$83,973	$230,606	$5,278,445
Charge-offs	(21,024)	(160,207)	(4,735)	0	(5,441)	0	(191,407)
Recoveries	7,141	0	6,236	60	7,965	0	21,402
Provision (credit)	6,808	185,243	(58,463)	(782)	(25,175)	42,369	150,000
Ending balance	$719,773	$2,521,121	$1,312,795	$370,454	$61,322	$272,975	$5,258,440

Allowance for loan losses
Evaluated for impairment
Individually	$0	$79,200	$3,900	$117,500	$0	$0	$200,600
Collectively	719,773	2,441,921	1,308,895	252,954	61,322	272,975	5,057,840
Total	$719,773	$2,521,121	$1,312,795	$370,454	$61,322	$272,975	$5,258,440

Loans evaluated for impairment
Individually	$48,385	$807,282	$466,328	$222,080	$0		$1,544,075
Collectively	69,016,600	204,333,205	162,462,919	41,598,695	6,766,751		484,178,170
Total	$69,064,985	$205,140,487	$162,929,247	$41,820,775	$6,766,751		$485,722,245

As of or for the year ended December 31, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$712,902	$2,152,678	$1,368,028	$422,822	$75,689	$279,759	$5,011,878
Charge-offs	(49,009)	0	(244,149)	0	(15,404)	0	(308,562)
Recoveries	36,032	0	23,712	240	15,145	0	75,129
Provision (credit)	26,923	343,407	222,166	(51,886)	8,543	(49,153)	500,000
Ending balance	$726,848	$2,496,085	$1,369,757	$371,176	$83,973	$230,606	$5,278,445

Allowance for loan losses
Evaluated for impairment
Individually	$0	$86,400	$6,200	$114,800	$0	$0	$207,400
Collectively	726,848	2,409,685	1,363,557	256,376	83,973	230,606	5,071,045
Total	$726,848	$2,496,085	$1,369,757	$371,176	$83,973	$230,606	$5,278,445

Loans evaluated for impairment
Individually	$48,385	$687,495	$946,809	$224,053	$0		$1,906,742
Collectively	68,682,188	201,040,785	165,745,153	42,703,282	7,171,076		485,342,484
Total	$68,730,573	$201,728,280	$166,691,962	$42,927,335	$7,171,076		$487,249,226

As of or for the three months ended March 31, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$712,902	$2,152,678	$1,368,028	$422,822	$75,689	$279,759	$5,011,878
Charge-offs	(10,836)	0	(312)	0	(16,675)	0	(27,823)
Recoveries	19,295	0	312	60	5,766	0	25,433
Provision (credit)	9,014	142,625	(29,101)	143	(6,324)	(16,357)	100,000
Ending balance	$730,375	$2,295,303	$1,338,927	$423,025	$58,456	$263,402	$5,109,488

Allowance for loan losses
Evaluated for impairment
Individually	$0	$0	$0	$117,700	$0	$0	$117,700
Collectively	730,375	2,295,303	1,338,927	305,325	58,456	263,402	4,991,788
Total	$730,375	$2,295,303	$1,338,927	$423,025	$58,456	$263,402	$5,109,488

Loans evaluated for impairment
Individually	$204,354	$907,309	$717,673	$231,591	$0		$2,060,927
Collectively	63,335,986	177,298,011	161,876,702	43,686,134	6,790,425		452,987,258
Total	$63,540,340	$178,205,320	$162,594,375	$43,917,725	$6,790,425		$455,048,185

Impaired loans, by portfolio segment, were as follows:

	As of March 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment(1)

With an allowance recorded
Commercial real estate	$346,444	$379,243	$79,200	$283,351
Residential real estate - 1st lien	53,038	57,032	3,900	162,500
Residential real estate - Jr lien	222,080	284,931	117,500	223,067
	621,562	721,206	200,600	668,918

With no related allowance recorded
Commercial & industrial	48,385	62,498		48,385
Commercial real estate	460,838	508,058		464,038
Residential real estate - 1st lien	413,290	485,577		544,069
	922,513	1,056,133		1,056,492

Total	$1,544,075	$1,777,339	$200,600	$1,725,410

(1) For the three months ended March 31, 2017

	As of December 31, 2016			2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

With an allowance recorded
Commercial real estate	$220,257	$232,073	$86,400	$89,664
Residential real estate - 1st lien	271,962	275,118	6,200	350,709
Residential real estate - Jr lien	224,053	284,342	114,800	241,965
	716,272	791,533	207,400	682,338

With no related allowance recorded
Commercial & industrial	48,385	62,498		183,925
Commercial real estate	467,238	521,991		1,059,542
Residential real estate - 1st lien	674,847	893,741		877,237
Residential real estate - Jr lien	0	0		15,888
	1,190,470	1,478,230		2,136,592

Total	$1,906,742	$2,269,763	$207,400	$2,818,930

	As of March 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment(1)

With an allowance recorded
Residential real estate - 1st lien	$0	$0	$0	$86,894
Residential real estate - Jr lien	231,591	284,287	117,700	232,798
	231,591	284,287	117,700	319,692

With no related allowance recorded
Commercial & industrial	204,354	272,017		245,395
Commercial real estate	907,309	957,229		1,729,529
Residential real estate - 1st lien	717,673	803,505		981,847
	1,829,336	2,032,751		2,956,771

Total	$2,060,927	$2,317,038	$117,700	$3,276,463

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

Credit Quality Grouping

In developing the ALL, management uses credit quality grouping to help evaluate trends in credit quality. The Company groups credit risk into Groups A, B and C. The manner the Company utilizes to assign risk grouping is driven by loan purpose. Commercial purpose loans are individually risk graded while the retail portion of the portfolio is generally grouped by delinquency pool.

Group A loans - Acceptable Risk – are loans that are expected to perform as agreed under their respective terms. Such loans carry a normal level of risk that does not require management attention beyond that warranted by the loan or loan relationship characteristics, such as loan size or relationship size. Group A loans include commercial purpose loans that are individually risk rated and retail loans that are rated by pool. Group A retail loans include performing consumer and residential real estate loans. Residential real estate loans are loans to individuals secured by 1-4 family homes, including first mortgages, home equity and home improvement loans. Loan balances fully secured by deposit accounts or that are fully guaranteed by the Federal Government are considered acceptable risk.

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

Group C loans – Unacceptable Risk – are loans that have distinct shortcomings that require a greater degree of management attention. Examples of these shortcomings include a borrower's inadequate capacity to service debt, poor operating performance, or insolvency. These loans are more likely to result in repayment through collateral liquidation. Group C loans range from those that are likely to sustain some loss if the shortcomings are not corrected, to those for which loss is imminent and non-accrual treatment is warranted. Group C loans include individually rated commercial purpose loans and retail loans adversely rated in accordance with the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification Policy. Group C retail loans include 1-4 family residential real estate loans and home equity loans past due 90 days or more with loan-to-value ratios greater than 60%, home equity loans 90 days or more past due where the bank does not hold first mortgage, irrespective of loan-to-value, loans in bankruptcy where repayment is likely but not yet established, and consumer loans that are 90 days or more past due.

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of March 31, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$66,610,036	$194,682,293	$160,911,670	$41,115,085	$6,764,848	$470,083,932
Group B	1,709,910	2,423,387	0	167,692	0	4,300,989
Group C	745,039	8,034,807	2,017,577	537,998	1,903	11,337,324
Total	$69,064,985	$205,140,487	$162,929,247	$41,820,775	$6,766,751	$485,722,245

As of December 31, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$67,297,983	$191,755,393	$164,708,778	$42,289,062	$7,168,901	$473,220,117
Group B	512,329	2,971,364	0	169,054	0	3,652,747
Group C	920,261	7,001,523	1,983,184	469,219	2,175	10,376,362
Total	$68,730,573	$201,728,280	$166,691,962	$42,927,335	$7,171,076	$487,249,226

As of March 31, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$58,289,285	$165,816,389	$159,255,456	$43,197,130	$6,790,425	$433,348,685
Group B	4,448,662	4,638,741	593,394	184,734	0	9,865,531
Group C	802,393	7,750,190	2,745,525	535,861	0	11,833,969
Total	$63,540,340	$178,205,320	$162,594,375	$43,917,725	$6,790,425	$455,048,185

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

New TDRs, by portfolio segment, during the periods presented were as follows:

Three months ended March 31, 2017		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial & industrial	1	$41,857	$57,418

Year ended December 31, 2016		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - 1st lien	8	$572,418	$598,030
Residential real estate - Jr lien	2	62,819	64,977
Total	10	$635,237	$663,007

Three months ended March 31, 2016		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - 1st lien	5	$395,236	$412,923
Residential real estate - Jr lien	1	10,261	10,340
Total	6	$405,497	$423,263

The TDR’s for which there was a payment default during the twelve month periods presented were as follows:

Twelve months ended March 31, 2017	Number of	Recorded
	Contracts	Investment
Residential real estate - 1st lien	1	$64,218
Residential real estate - Jr lien	1	54,557
Total	2	$118,775

Twelve months ended December 31, 2016	Number of	Recorded
	Contracts	Investment
Residential real estate - 1st lien	2	$93,230
Residential real estate - Jr lien	1	54,557
Total	3	$147,787

Twelve months ended March 31, 2016	Number of	Recorded
	Contracts	Investment
Commercial	1	$79,158
Commercial real estate	1	146,519
Residential real estate - 1st lien	1	59,838
Total	3	$285,515

TDRs are treated as other impaired loans and carry individual specific reserves with respect to the calculation of the ALL. These loans are categorized as non-performing, may be past due, and are generally adversely risk rated. The TDRs that have defaulted under their restructured terms are generally in collection status and their reserve is typically calculated using the fair value of collateral method.

The specific allowances related to TDRs as of the balance sheet dates are presented in the table below. There were no TDRs with specific allocations as of March 31, 2016.

	March 31,	December 31,
	2017	2016
Specific Allocation	$83,100	$92,600

As of the balance sheet dates, the Company evaluates whether it is contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans. The Company is contractually committed to lend on one Small Business Administration guaranteed line of credit to a borrower whose lending relationship was previously restructured.

Note 6. Goodwill and Other Intangible Assets

As a result of a merger with LyndonBank on December 31, 2007, the Company recorded goodwill amounting to $11,574,269. The goodwill is not amortizable and is not deductible for tax purposes.

The Company also initially recorded $4,161,000 of acquired identified intangible assets in the LyndonBank merger, representing the core deposit intangible which is subject to amortization as a non-interest expense over a ten year period. The accumulated amortization expense was $3,956,484 and $3,683,789 as of March 31, 2017 and 2016, respectively.

Amortization expense for the core deposit intangible for the first three months of 2017 and 2016 was $68,175. The future amortization expense related to the remaining core deposit intangible is $204,516 and will be fully expensed in 2017.

Management evaluates goodwill for impairment annually and the core deposit intangible for impairment if conditions warrant. As of the date of the most recent evaluation (December 31, 2016), management concluded that no impairment existed in either category.

Note 7. Fair Value

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company’s quality of earnings. The fair values of some of these assets and liabilities are measured on a recurring basis while others are measured on a non-recurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available-for-sale are recorded at fair value on a recurring basis. Other assets, such as MSRs, loans held-for-sale, impaired loans, and OREO are recorded at fair value on a non-recurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest). A brief description of each level follows.

Level 1
Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes MSRs, impaired loans and OREO.

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

MSRs:  MSRs represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the amortization method and compared to fair value for impairment. In evaluating the carrying values of MSRs, the Company obtains third party valuations based on loan level data including note rate, and the type and term of the underlying loans. The Company classifies MSRs as non-recurring Level 2.

OREO:  Real estate acquired through or in lieu of foreclosure and bank properties no longer used as bank premises are initially recorded at fair value. The fair value of OREO is based on property appraisals and an analysis of similar properties currently available. The Company records OREO as non-recurring Level 2.

Deposits, repurchase agreements and borrowed funds:  The fair values disclosed for demand deposits (for example, checking accounts and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying value of repurchase agreements approximates fair value due to their short term. The fair values for certificates of deposit and borrowed funds are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates and indebtedness to a schedule of aggregated contractual maturities on such time deposits and indebtedness. The Company classifies deposits, repurchase agreements and borrowed funds as Level 2.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

March 31, 2017	Level 2
Assets: (market approach)
U.S. GSE debt securities	$17,310,403
Agency MBS	13,557,523
Other investments	2,984,645
Total	$33,852,571

December 31, 2016	Level 2
Assets: (market approach)
U.S. GSE debt securities	$17,317,328
Agency MBS	13,154,228
Other investments	3,243,495
Total	$33,715,051

March 31, 2016	Level 2
Assets: (market approach)
U.S. GSE debt securities	$12,932,895
Agency MBS	13,605,704
Other investments	3,033,522
Total	$29,572,121

There were no Level 1 or Level 3 assets or liabilities measured on a recurring basis as of the balance sheet dates presented.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition. Impaired loans measured at fair value only include impaired loans with a related specific ALL and are presented net of specific allowances as disclosed in Note 5.

Assets measured at fair value on a nonrecurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

March 31, 2017	Level 2
Assets: (market approach)
MSRs (1)	$1,182,233
Impaired loans, net of related allowance	420,962
OREO	561,979

(1) Represents MSRs at lower of cost or fair value, including MSRs deemed to be impaired and for which a valuation allowance was established to carry at fair value as of the balance sheet dates presented.

December 31, 2016	Level 2
Assets: (market approach)
MSRs (1)	$1,210,695
Impaired loans, net of related allowance	508,872
OREO	394,000

March 31, 2016	Level 2
Assets: (market approach)
MSRs (1)	$1,278,982
Impaired loans, net of related allowance	113,891
OREO	465,000

(1) Represents MSRs at lower of cost or fair value, including MSRs deemed to be impaired and for which a valuation allowance was established to carry at fair value as of the balance sheet dates presented.

There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented.

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company's financial instruments were as follows:

March 31, 2017		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$32,789	$32,789	$0	$0	$32,789
Securities held-to-maturity	53,880	0	54,853	0	54,853
Securities available-for-sale	33,853	0	33,853	0	33,853
Restricted equity securities	2,426	0	2,426	0	2,426
Loans and loans held-for-sale
Commercial & industrial	68,306	0	48	68,936	68,984
Commercial real estate	202,504	0	728	203,903	204,631
Residential real estate - 1st lien	161,525	0	462	163,536	163,998
Residential real estate - Jr lien	41,427	0	105	41,822	41,927
Consumer	6,702	0	0	6,953	6,953
MSRs (1)	1,182	0	1,302	0	1,302
Accrued interest receivable	2,063	0	2,063	0	2,063

Financial liabilities:
Deposits
Other deposits	491,435	0	490,746	0	490,746
Brokered deposits	40,985	0	40,986	0	40,986
Short-term borrowings	10,000	0	9,998	0	9,998
Long-term borrowings	1,550	0	1,389	0	1,389
Repurchase agreements	27,747	0	27,747	0	27,747
Capital lease obligations	459	0	459	0	459
Subordinated debentures	12,887	0	12,846	0	12,846
Accrued interest payable	96	0	96	0	96

(1) Reported fair value represents all MSRs for loans serviced by the Company at March 31, 2017, regardless of carrying amount.

December 31, 2016		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$29,614	$29,614	$0	$0	$29,614
Securities held-to-maturity	49,887	0	51,035	0	51,035
Securities available-for-sale	33,715	0	33,715	0	33,715
Restricted equity securities	2,756	0	2,756	0	2,756
Loans and loans held-for-sale
Commercial & industrial	67,972	0	48	68,727	68,775
Commercial real estate	199,136	0	601	201,560	202,161
Residential real estate - 1st lien	165,243	0	941	166,858	167,799
Residential real estate - Jr lien	42,536	0	109	42,948	43,057
Consumer	7,084	0	0	7,371	7,371
MSRs(1)	1,211	0	1,302	0	1,302
Accrued interest receivable	1,819	0	1,819	0	1,819

Financial liabilities:
Deposits
Other deposits	470,002	0	469,323	0	469,323
Brokered deposits	34,733	0	34,745	0	34,745
Short-term borrowings	30,000	0	30,000	0	30,000
Long-term borrowings	1,550	0	1,376	0	1,376
Repurchase agreements	30,423	0	30,423	0	30,423
Capital lease obligations	483	0	483	0	483
Subordinated debentures	12,887	0	12,849	0	12,849
Accrued interest payable	73	0	73	0	73

(1) Reported fair value represents all MSRs for loans serviced by the Company at December 31, 2016, regardless of carrying amount.

March 31, 2016		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$25,453	$25,453	$0	$0	$25,453
Securities held-to-maturity	45,552	0	46,235	0	46,235
Securities available-for-sale	29,572	0	29,572	0	29,572
Restricted equity securities	1,891	0	1,891	0	1,891
Loans and loans held-for-sale
Commercial & industrial	62,773	0	204	63,772	63,976
Commercial real estate	175,807	0	907	180,164	181,071
Residential real estate - 1st lien	161,686	0	718	165,571	166,289
Residential real estate - Jr lien	43,470	0	114	44,085	44,199
Consumer	6,728	0	0	7,021	7,021
MSRs(1)	1,279	0	1,497	0	1,497
Accrued interest receivable	2,064	0	2,064	0	2,064
Financial liabilities:
Deposits
Other deposits	468,288	0	468,451	0	468,451
Brokered deposits	20,612	0	20,618	0	20,618
Short-term borrowings	10,000	0	10,000	0	10,000
Long-term borrowings	350	0	324	0	324
Repurchase agreements	25,149	0	25,149	0	25,149
Capital lease obligations	537	0	537	0	537
Subordinated debentures	12,887	0	12,516	0	12,516
Accrued interest payable	61	0	61	0	61

(1) Reported fair value represents all MSRs for loans serviced by the Company at March 31, 2016, regardless of carrying amount.

Note 8. Loan Servicing

The following table shows the changes in the carrying amount of the mortgage servicing rights, included in other assets in the consolidated balance sheets, for the periods indicated:

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016

Balance at beginning of year	$1,210,695	$1,293,079	$1,293,079
Mortgage servicing rights capitalized	28,466	176,705	41,424
Mortgage servicing rights amortized	(56,928)	(266,603)	(63,035)
Change in valuation allowance	0	7,514	7,514
Balance at end of period	$1,182,233	$1,210,695	$1,278,982

Note 9. Legal Proceedings

In the normal course of business, the Company and its subsidiary are involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10. Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by U.S. GAAP. On March 8, 2017, the Company declared a cash dividend of $0.17 per common share payable May 1, 2017 to shareholders of record as of April 15, 2017. This dividend, amounting to $859,851, was accrued at March 31, 2017.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Period Ended March 31, 2017

The following discussion analyzes the consolidated financial condition of Community Bancorp. (the Company) and its wholly-owned subsidiary, Community National Bank (the Bank), as of March 31, 2017, December 31, 2016 and March 31, 2016, and its consolidated results of operations for the three-month interim period presented. The Company is considered a “smaller reporting company” under applicable regulations of the Securities and Exchange Commission (SEC) and is therefore eligible for relief from certain disclosure requirements.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2016 Annual Report on Form 10-K filed with the SEC.

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

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (1) general economic conditions, either nationally, regionally or locally deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services; (2) competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial services industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way as to negatively affect the Company's net income, asset valuations or margins; (4) changes in laws or government rules, including the rules of the federal Consumer Financial Protection Bureau, or the way in which courts or government agencies interpret or implement those laws or rules, increase our costs of doing business, causing us to limit or change our product offerings or pricing, or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) changes in the level of nonperforming assets and charge-offs; (7) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (8) changes in consumer and business spending, borrowing and savings habits; (9) reductions in deposit levels, which necessitate increased borrowings to fund loans and investments; (10) the geographic concentration of the Company’s loan portfolio and deposit base; (11) losses due to the fraudulent or negligent conduct of third parties, including the Company’s service providers, customers and employees; (12) the effect of changes to the calculation of the Company’s regulatory capital ratios which began in 2015 under the Basel III capital framework and which, among other things, requires additional regulatory capital, and changes the framework for risk-weighting of certain assets; (13) the effect of and changes in the United States monetary and fiscal policies, including the interest rate policies of the Federal Reserve Board (FRB) and its regulation of the money supply; and (14) adverse changes in the credit rating of U.S. government debt.

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

OVERVIEW

The Company’s consolidated assets on March 31, 2017 were $642,900,050, an increase of $5,246,385, or 0.8%, from December 31, 2016 and an increase of $49,490,722, or 8.3%, from March 31, 2016. Net loans decreased $1,495,821, or 0.3%, since December 31, 2016 and increased $30,531,343, or 6.8%, since March 31, 2016. The year over year increase is attributable to growth in commercial loans and was funded primarily through an increase in deposit accounts.

Total deposits increased $27,684,666, or 5.5%, since December 31, 2016 due to an $18.0 million, or 10.9%, increase in savings and money market accounts, and a $3.9 million, or 3.3%, increase in interest bearing demand deposits. Brokered certificates of deposit (CDs) increased $4.6 million, or 27.2%. In the year over year comparison, deposits increased $43,519,562, or 8.9%. Core deposits saw increases in all areas except retail time deposits, which have remained flat after several years of declining balances. The decrease in retail time deposits was a trend that had been prevalent for several years while rates remained at historic lows. Management believes that the low interest rates being paid on CDs and other investment products has caused some depositors to place their money in non-maturity products such as demand and savings accounts while awaiting an improvement in interest rates and market conditions. This trend has slowed in recent months as rates appear to have bottomed and the majority of remaining CDs have already repriced to lower rates.

Despite three increases in the fed funds rate of 25 basis points each since December 2015, interest rates remain at historically low levels, and the resulting pressure on margins is being further exacerbated by a flattening yield curve as long rates have stayed in a tight range. Growth of the commercial loan portfolio in recent years, which typically carries higher yields than residential and consumer loans, has helped to maintain a stable level of interest income. This shift in asset mix is in line with the Company’s strategic plan to increase its concentration in commercial loans while maintaining a stable residential loan portfolio. While commercial loans inherently carry more risk, the Company has dedicated significant resources in the credit administration department to mitigate the additional risk. The opportunities for growth continue to be primarily in the Central Vermont market, where economic activity is more robust than in the Company’s Orleans and Caledonia county markets, and where the Company is increasing its presence and market share. The Company opened a loan production office in Chittenden County, the economic hub of Vermont, during the first quarter of 2017, which should further drive commercial loan activity. Yields in the taxable and tax exempt securities portfolios have remained stable compared with the prior year, with increased interest income resulting from growth of $4.0 million, or 8.0%, in the tax exempt portfolio.

Interest income increased $338,139, or 5.8%, for the first three months of 2017 compared to the same period in 2016 and interest expense increased $71,149, or 10.7%. The increase in interest income year over year reflects the higher balances in net loans, which exceeded the prior year by $30.7 million, or 6.7%, as well as the growth in the tax-exempt securities portfolio. The increase in interest paid on deposits is attributable to a higher utilization of brokered time deposits, which carry higher rates than core non-maturity deposits. Higher levels of borrowing and the increase in fed funds rate caused increased interest expense on FHLB advances of $34,767, or 439.2%, compared with the first quarter of 2016. The increase in the fed funds rate also caused an increase of $13,341, or 12.2%, in interest expense associated with the Company’s s junior subordinated debentures.

Net interest income after the provision for loan losses improved by $216,990, or 4.3%, for the three months ended March 31, 2017 compared to the same period in 2016. The charge to income for the provision for loan losses increased $50,000, or 50.0%, for the comparison period due to a combination of a low level of losses in the first quarter of 2016 and the increase in the loan portfolio, year over year. Please refer to the Allowance for loan losses and provisions discussion in the Credit Risk section for more information.

Net income for the first three months of 2017 was $1,414,216, an increase of $244,722, or 20.9%, compared to the same period in 2016. Non-interest income increased $132,367, or 10.7%, but non-interest expense increased $48,828, or 1.0%; and income tax expense increased $55,807, or 12.7%, offsetting a portion of the increase in non-interest income. Service fee income increased $130,438, or 21.1%, contributing to the increase in net income. Also contributing to the increase in net income was an increase of $30,601, or 37.1%, in trust income from Community Financial Services Group (CFSG Partners), and an increase of $23,643, or 365.4%, in market value of the Company’s investments related to the Supplemental Employee Retirement Account (SERP). Residential mortgage lending activity was lower for 2016 compared to 2015, with residential mortgage originations totaling $8,111,071 for the first three months of 2017 compared to $8,475,629 for the same period of 2016, accounting for the decrease in the Company’s loan fee income. Of those originations during the first three months of 2017, secondary market sales totaled $3,167,501, compared to $4,651,578 for the first three months of 2016, providing points and premiums from the sales of these mortgages of $190,295 and $221,194, respectively, a decrease of 14.0%. Furthermore, operating expenses remain manageable at this time with an increase of 1.0%. Please refer to the Non-interest Income and Expense sections for more information.

On March 8, 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per common share, payable on May 1, 2017 to shareholders of record on April 15, 2017. This represents an increase in the quarterly dividend of $0.01 per share and is attributable to the Bank’s strong performance in 2016, demonstrating the confidence of the Board of Directors and management team in the Company’s ability to generate shareholder value. The Company is focused on increasing the profitability of the balance sheet, and prudently managing operating expenses and risk, particularly credit risk, in order to remain a well-capitalized bank in this challenging interest rate environment.

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

These policies are described further in the Company’s 2016 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. There were no material changes during the first three months of 2017 in the Company’s critical accounting policies.

RESULTS OF OPERATIONS

Net income for the first three months of 2017 was $1,414,216 or $0.27 per common share, compared to $1,169,494 or $0.23 per common share for the same period in 2016. Core earnings (net interest income before the provision for loan losses) for the three months ended March 31, 2017 increased $266,990, or 5.2%, compared to the prior year. In light of the continued pressure on net interest margin and spread in this flattening yield curve environment, the Company is pleased with these increases. To help offset this pressure, the Company has continued to shift assets from lower yielding taxable investments to loans, and to shift a portion of the investment portfolio to higher yielding small business administration securities (SBA) and agency mortgage-backed securities (Agency MBS) within its available-for-sale portfolio. Compared to the same period last year, during the first three months of 2017, the loan mix continued to shift in favor of higher yielding commercial loans, while the deposit mix experienced an increase in lower cost non-maturity deposits, both of which have benefitted the Company’s net interest income. Interest paid on deposits, which is the major component of total interest expense, increased $21,195, or 4.1%, in the first three months of 2017 compared to the same period of 2016, reflecting the increased deposit balances. The Company recorded a provision for loan losses of $150,000 for the first three months of 2017, compared to $100,000 for the same period of 2016. Non-interest income increased $132,367, or 10.7%, for the first three months of 2017 compared to 2016, due in part to an increase in service fees on deposit accounts, an increase in trust income from CFSG Partners, and an increase in the market value of the Company’s SERP investment account. Non-interest expense increased $48,828, or 1.0%, for the first three months of 2017 compared to the prior year with increases in occupancy expense and other expenses. The section below labeled Non-Interest Income and Non-Interest Expense provides a more detailed discussion on the significant components of these items.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized for the comparison periods.

	Three Months Ended March 31,
	2017	2016
Return on Average Assets	0.90%	0.80%
Return on Average Equity	10.47%	9.04%

The following table summarizes the earnings performance and certain balance sheet data of the Company for the periods presented.

SELECTED FINANCIAL DATA (Unaudited)

	March 31,	December 31,	March 31,
	2017	2016	2016
Balance Sheet Data
Net loans	$480,785,090	$482,280,911	$450,253,747
Total assets	642,900,050	637,653,665	593,409,328
Total deposits	532,419,698	504,735,032	488,900,136
Borrowed funds	11,550,000	31,550,000	10,350,000
Total liabilities	587,712,619	583,202,148	541,205,972
Total shareholders' equity	55,187,431	54,451,517	52,203,356

Book value per common share outstanding	$10.39	$10.27	$9.92

	Three Months Ended March 31,
	2017	2016
Operating Data
Total interest income	$6,156,393	$5,818,254
Total interest expense	734,411	663,262
Net interest income	5,421,982	5,154,992

Provision for loan losses	150,000	100,000
Net interest income after provision for loan losses	5,271,982	5,054,992

Non-interest income	1,370,218	1,237,851
Non-interest expense	4,731,119	4,682,291
Income before income taxes	1,911,081	1,610,552
Applicable income tax expense(1)	496,865	441,058

Net Income	$1,414,216	$1,169,494

Per Common Share Data
Earnings per common share (2)	$0.27	$0.23
Dividends declared per common share	$0.17	$0.16
Weighted average number of common shares outstanding	5,063,128	5,000,144
Number of common shares outstanding, period end	5,072,976	5,010,318

(1) Applicable income tax expense assumes a 34% tax rate.
(2) Computed based on the weighted average number of common shares outstanding during the periods presented.

INTEREST INCOME VERSUS INTEREST EXPENSE (NET INTEREST INCOME)

The largest component of the Company’s operating income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and other sources of funds (i.e. other borrowings). The Company’s level of net interest income can fluctuate over time due to changes in the level and mix of earning assets and sources of funds (volume), and from changes in the yield earned and costs of funds (rate). A portion of the Company’s income from municipal investments is not subject to income taxes. Because the proportion of tax-exempt items in the Company's portfolio varies from year-to-year, to improve comparability of information, the non-taxable income shown in the tables below has been converted to a tax equivalent basis. Because the Company’s corporate tax rate is 34%, to equalize tax-free and taxable income in the comparison, we divide the tax-free income by 66%, with the result that every tax-free dollar is equivalent to $1.52 in taxable income.

The Company’s tax-exempt interest income of $324,532 for the first three months of 2017 and $280,097 for the same period last year was derived from municipal investments, which comprised the entire held-to-maturity portfolio of $53,879,934 at March 31, 2017, and $45,551,714 at March 31, 2016.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the quarterly comparison periods presented.

	Three Months Ended March 31,
	2017	2016

Net interest income as presented	$5,421,982	$5,154,992
Effect of tax-exempt income	167,183	144,292
Net interest income, tax equivalent	$5,589,165	$5,299,284

The following table presents average earning assets and average interest-bearing liabilities supporting earning assets. Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended March 31,
		2017			2016
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$485,288,232	$5,616,867	4.69%	$454,820,382	$5,370,424	4.75%
Taxable investment securities	34,053,569	151,726	1.81%	29,114,466	127,449	1.76%
Tax-exempt investment securities	51,957,649	491,715	3.84%	44,788,615	424,389	3.81%
Sweep and interest-earning accounts	14,043,904	27,472	0.79%	9,088,192	10,906	0.48%
Other investments (2)	3,021,923	35,796	4.80%	2,575,619	29,378	4.59%
Total	$588,365,277	$6,323,576	4.36%	$540,387,274	$5,962,546	4.44%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$115,735,842	$57,213	0.20%	$115,448,881	$53,699	0.19%
Money market accounts	84,633,510	203,898	0.98%	87,656,153	217,469	1.00%
Savings deposits	92,565,385	28,425	0.12%	83,000,432	25,599	0.12%
Time deposits	118,947,370	248,253	0.85%	109,066,015	219,827	0.81%
Borrowed funds	21,773,444	42,688	0.80%	6,729,780	8,056	0.48%
Repurchase agreements	29,419,726	21,527	0.30%	24,437,248	17,991	0.30%
Capital lease obligations	467,557	9,547	8.17%	544,405	11,102	8.16%
Junior subordinated debentures	12,887,000	122,860	3.87%	12,887,000	109,519	3.42%
Total	$476,429,834	$734,411	0.63%	$439,769,914	$663,262	0.61%

Net interest income		$5,589,165			$5,299,284
Net interest spread (3)			3.73%			3.83%
Net interest margin (4)			3.85%			3.94%

(1) Included in gross loans are non-accrual loans with an average balance of $2,535,919 and $4,015,185 for the three months ended March 31, 2017 and 2016, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses.
(2) Included in other investments is the Company’s FHLBB Stock with average balances of $2,046,773 and $1,600,469 respectively, and a dividend rate of approximately 4.02% for the first three months of 2017 and 2016.
(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the first three months of 2017 increased $47,978,003, or 6.7%, compared to the same period of 2016, while the average yield decreased eight basis points to 4.36% for the first three months of 2017 compared to 4.44% for the same period of 2016. The average volume of loans increased $30,467,850, or 6.7%, while the average yield declined by six basis points. Interest earned on the loan portfolio equaled approximately 88.8% of total interest income for the first three months of 2017 and 90.1% for the same period of 2016. The average volume of the taxable investment portfolio (classified as available-for-sale) increased $4,939,103, or 17.0%, for the same period, and the average yield increased five basis points due in part to the shift to higher yielding mortgage backed securities and investment CDs. The average volume of the tax-exempt investment portfolio (classified as held-to-maturity) increased $7,169,034, or 16.0%, between periods, and the average tax equivalent yield increased three basis points year over year. The average volume of sweep and interest-earning accounts, which is primarily made up of an interest-earning deposit account at the Federal Reserve Bank of Boston (FRBB), increased $4,955,712, or 54.5%.

In comparison, the average volume of interest-bearing liabilities for the first three months of 2017 increased $36,659,920, or 8.3%, over the 2016 comparison period, and the average rate paid on these liabilities increased two basis points. The average volume of savings accounts increased $9,564,953, or 11.5%, for the first three months of 2017 compared to the same period in 2016 due primarily to several construction escrow accounts totaling approximately $8 million. The majority of the funds are expected to remain in place through 2017, and several million dollars of additional funds are expected; however this is expected to all run off within the next 18 months. The average volume of retail time deposits decreased $865,545, or 0.8%, while the average volume of wholesale time deposits increased $10,746,900, or 116.9%, and the average rate paid increased four basis points in total. The average volume of borrowed funds increased $15,043,664, or 223.5%, and the average rate paid increased 32 basis points for the first three months of 2017 compared to the same period of 2016. More short term advances were utilized during the first three months of 2017 compared to the same period in 2016 and borrowing costs increased slightly due to the increase in the federal funds rate in December, 2016. The average volume of repurchase agreements increased $4,982,478, or 20.4%, while the average rate paid remained flat. The average volume of money market funds decreased $3,022,643, or 3.5%, and the average rate paid decreased two basis points.

For the three month comparison periods of 2017 and 2016, the average yield on interest-earning assets decreased eight basis points, while the average rate paid on interest-bearing liabilities increased two basis points, resulting in a decrease of ten basis points in net interest spread. Net interest margin for the first three months of 2017 was 3.85% compared to 3.94% for the same period in 2016. This was driven by the need for higher cost funding in the form of brokered deposits and short term borrowings, while fixed rate loan yields remain very competitive and have not seen any benefit from the movement at the short end of the curve. In addition, the larger, higher credit quality loans the Bank has been fortunate to originate in the past year have commanded slightly lower pricing.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2017 and 2016 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense

	Variance	Variance
	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$(113,386)	$359,829	$246,443
Taxable investment securities	2,664	21,613	24,277
Tax-exempt investment securities	(586)	67,912	67,326
Sweep and interest-earning accounts	10,652	5,914	16,566
Other investments	1,325	5,093	6,418
Total	$(99,331)	$460,361	$361,030

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$3,378	$136	$3,514
Money market accounts	(6,267)	(7,304)	(13,571)
Savings deposits	(28)	2,854	2,826
Time deposits	8,526	19,900	28,426
Borrowed funds	16,678	17,954	34,632
Repurchase agreements	(180)	3,716	3,536
Capital lease obligations	(7)	(1,548)	(1,555)
Junior subordinated debentures	13,341	0	13,341
Total	$35,441	$35,708	$71,149

Changes in net interest income	$(134,772)	$424,653	$289,881

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented are as follows:

	Three Months Ended
	March 31,		Change
	2017	2016	Income	Percent

Service fees	$748,117	$617,679	$130,438	21.12%
Income from sold loans	190,295	221,194	(30,899)	-13.97%
Other income from loans	185,617	195,888	(10,271)	-5.24%
Net realized gain on sale of securities
available-for-sale	2,130	0	2,130	100.00%
Income from CFSG Partners	113,180	82,579	30,601	37.06%
Exchange income	21,000	27,500	(6,500)	-23.64%
SERP fair value adjustment	30,114	6,471	23,643	365.37%
Other income	79,765	86,540	(6,775)	-7.83%
Total non-interest income	$1,370,218	$1,237,851	$132,367	10.69%

Total non-interest income increased $132,367 for the first three months of 2017 versus the same period in 2016, with significant changes noted in the following:

●
Service fees on deposit accounts increased $130,438, or 21.1%, year over year due to the implementation of the Bank’s new courtesy overdraft protection program, which provided an increase of $124,252, or 82.8%, compared to the first quarter of 2016.

●
Income from sold loans decreased $30,899, or 14.0%, year over year, due to a decrease in the volume of secondary market sales year over year.

●
Other income from loans decreased $10,271, or 5.2%, year over year, due primarily to slightly lower loan fee income than the same period a year ago.

●
Income from CFSG Partners increased $30,601, or 37.1%, year over year which is attributable to an increase in asset management fees due to an increase in the equity markets.

●
Exchange income decreased $6,500, or 23.6%, year over year due to fluctuations in the currency rates during the first quarter of 2017 as the U.S. dollar strengthened in relation to the Canadian dollar.

●
SERP fair value adjustment increased $23,643, or 365.4%, year over year due to changes in the equity markets.

Non-interest Expense

The components of non-interest expense for the periods presented are as follows:

	Three Months Ended
	March 31,		Change
	2017	2016	Expense	Percent

Salaries and wages	$1,711,124	$1,725,000	$(13,876)	-0.80%
Employee benefits	641,561	685,082	(43,521)	-6.35%
Occupancy expenses, net	687,433	645,746	41,687	6.46%
Other expenses
Computer outsourcing	138,118	122,695	15,423	12.57%
Service contracts – administrative	95,008	89,699	5,309	5.92%
Marketing expense	120,506	92,400	28,106	30.42%
Consultant services	48,480	35,050	13,430	38.32%
Collection & non-accruing loan
expense	3,655	28,000	(24,345)	-86.95%
OREO expense	6,804	(4,494)	11,298	-251.40%
Other miscellaneous expenses	1,278,430	1,263,113	15,317	1.21%
Total non-interest expense	$4,731,119	$4,682,291	$48,828	1.04%

Total non-interest expense increased $48,828, or 1.0%, for the first three months of 2017 compared to the same period in 2016 with significant changes noted in the following:

●
Employee benefits decreased $43,521, or 6.4%, year over year, mostly due to a decrease in the amount set aside to fund the Supplemental Executive Retirement Plan (SERP) due to retirement of the sole remaining participant at the end of 2016.

●
Occupancy expenses increased $41,687, or 6.5%, year over year, due in part to lower heating costs and maintenance costs associated with the 2015-2016 winter months as the region experienced a fairly mild winter last year compared to this past winter. Also contributing to the increase is the cost of the lease on the South Burlington loan production office that opened in the first quarter of 2017 in the amount of $8,475 for the first three months of 2017.

●
Computer outsourcing increased $15,423, or 12.6%, year over year due in part to an increase in purchased electronic technology services from the Company’s core vendor, particularly in the area of electronic and mobile banking.

●
Marketing expense increased $28,106, or 30.4%, year over year due to the Company’s strategic decision to enhance marketing efforts, including a shift to television ads from paper and radio, in the 2017 calendar year.

●
Consultant services increased $13,430, or 38.3%, year over year partly due to a contract with a consultant for technology related projects.

●
Collection & non-accruing loan expense decreased $24,345, or 87.0%, year over year, due to non-recurring recovery of expenses in 2017 in the amount of approximately $30,000.

●
OREO expense increased $11,298, or 251.4%, year over year. During the first quarter of 2016, the Company received approximately $15,000 in reimbursed condominium association fees relating to an OREO property that was sold in December of 2015.

APPLICABLE INCOME TAXES

The provision for income taxes increased $55,807, or 12.7%, to $496,865 for the first three months of 2017 compared to $441,058 for the first three months of 2016, due primarily to an increase in income before taxes of $300,529, or 18.7%. An increase of $8,124 in tax credits helped to soften the increase in tax expense. Tax credits related to limited partnerships amounted to $106,599 and $98,475, respectively, for the first three months of 2017 and 2016.

Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $105,414 and $102,006, respectively, for the first three months of 2017 and 2016. These investments provide tax benefits, including tax credits, and are designed to provide an effective yield between 8% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	March 31, 2017		December 31, 2016		March 31, 2016
Assets
Loans	$485,722,245	75.55%	$487,249,226	76.41%	$455,048,185	76.68%
Securities available-for-sale	33,852,571	5.27%	33,715,051	5.29%	29,572,121	4.98%
Securities held-to-maturity	53,879,934	8.38%	49,886,631	7.82%	45,551,714	7.68%

Liabilities
Demand deposits	105,880,429	16.47%	104,472,268	16.38%	91,019,639	15.34%
Interest-bearing transaction accounts	121,953,444	18.97%	118,053,360	18.51%	117,208,113	19.75%
Money market accounts	86,938,154	13.52%	79,042,619	12.40%	86,652,637	14.60%
Savings deposits	96,883,558	15.07%	86,776,856	13.61%	85,327,489	14.38%
Time deposits	120,764,113	18.78%	116,389,929	18.25%	108,692,258	18.32%
Short-term advances	10,000,000	1.56%	30,000,000	4.70%	10,000,000	1.69%
Long-term advances	1,550,000	0.24%	1,550,000	0.24%	350,000	0.06%

The Company's total loan portfolio at March 31, 2017 decreased $1,526,981, or 0.3%, from December 31, 2016 and increased $30,674,060, or 6.7%, year over year. The Company has several large construction loans that have closed but have yet to begin drawing funds; these should begin to draw in the second quarter, increasing loan balances. Most of the growth in the commercial loan portfolio in the past 12 months has occurred in the Company’s Washington County (Central Vermont) market. Securities available-for-sale increased $137,520, or 0.4%, year to date, and $4,280,450, or 14.5%, year over year. Securities held-to-maturity increased $3,993,303, or 8.0%, year to date and $8,328,220, or 18.3%, year over year. Held-to-maturity securities are made up of investments from the Company’s municipal customers in its service areas. While the Company has used maturing securities to fund loan growth in recent periods, the liquidity provided by these investments is very important, and the portfolio has increased to support the growth in the loan portfolio, as this asset growth requires additional liquidity.

Total deposits increased $27,684,666, or 5.5%, from December 31, 2016 to March 31, 2017, and an increase of $43,519,562, or 8.9%, is noted year over year. Demand deposits increased $1,408,161, or 1.4%, year to date and $14,860,790, or 16.3%, year over year, split between growth in business checking ($10.9 million, or 19.4%) and regular checking ($4.0 million, or 11.4%). Money market accounts increased $7,895,535, or 10.0%, year to date, with only a modest increase year over year of $285,517, or 0.3%. Savings deposits increased significantly in both periods, with increases of $10,106,702, or 11.7%, year to date and $11,556,069, or 13.5%, year over year. As mentioned earlier, this is due to multiple construction escrow accounts. Time deposits increased $4,374,184, or 3.8%, year to date and $12,071,855 year over year, which is entirely attributable to an increase in wholesale purchased time deposits. Short-term advances from the FHLBB totaling $10,000,000 were reported at March 31, 2017, $30,000,000 at December 31, 2016 and $10,000,000 at March 31, 2016. In addition, there were outstanding long-term advances from the FHLBB of $1,550,000 at March 31, 2017 and December 31, 2016, and $350,000 at March 31, 2016.

Interest Rate Risk and Asset and Liability Management - Management actively monitors and manages the Company’s interest rate risk exposure and attempts to structure the balance sheet to maximize net interest income while controlling its exposure to interest rate risk. The Company's Asset/Liability Management Committee (ALCO) is made up of the Executive Officers and certain Vice Presidents of the Bank representing major business lines. The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity and various business strategies. The ALCO meets at least quarterly to review financial statements, liquidity levels, yields and spreads to better understand, measure, monitor and control the Company’s interest rate risk. In the ALCO process, the committee members apply policy limits set forth in the Asset Liability, Liquidity and Investment policies approved and periodically reviewed by the Company’s Board of Directors. The ALCO's methods for evaluating interest rate risk include an analysis of the effects of interest rate changes on net interest income and an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the entire balance sheet. The ALCO Policy also includes a contingency funding plan to help management prepare for unforeseen liquidity restrictions, including hypothetical severe liquidity crises.

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

Under the Company’s interest rate sensitivity modeling, with the continued asset sensitive balance sheet, in a rising rate environment NII is expected to trend upward as the short-term asset base (cash and adjustable rate loans) quickly cycle upward while the retail funding base (deposits) lags the market. If rates paid on deposits have to be increased more and/or more quickly than projected, the expected benefit to rising rates would be reduced. In a falling rate environment, NII is expected to trend slightly downward compared with the current rate environment scenario for the first year of the simulation as asset yield erosion is not fully offset by decreasing funding costs. Thereafter, net interest income is projected to experience sustained downward pressure as funding costs reach their assumed floors and asset yields continue to reprice into the lower rate environment. The recent increase in the federal funds rate, the third in the past two years, is expected to generate a positive impact to the Company’s NII in 2017 as variable rate loans reprice in the second quarter of the year; however the behavior of the long end of the curve will also be very important to the Company’s margins going forward, as funding costs continue to rise.

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning March 31, 2017:

Rate Change	Percent Change in NII

Down 100 basis points	-3.1%
Up 200 basis points	4.4%

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

Residential mortgages represent approximately half of the Company’s loan balances; that level has been on a gradual decline in recent years, with a strategic shift to commercial lending. The Company maintains a mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (“PMI”). A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. Junior lien home equity products make up just under 21% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

The Company’s strategy is to continue growing the commercial & industrial and commercial real estate portfolios. Consistent with the strategic focus on commercial lending, both segments saw solid growth during 2016 despite some significant loan payoffs during the period. The 2016 growth included balances being drawn on commercial construction loans and higher balances on commercial lines of credit. Commercial and commercial real estate loan demand has continued into 2017 and is expected to increase with the funding of construction projects and draws on lines of credit that are at a seasonal low point. Commercial and commercial real estate loans together comprised 53.1% of the Company’s loan portfolio at March 31, 2016, growing to 55.5% at December 31, 2016 and to 56.5% at March 31, 2017. The increase in the absolute and relative size of the commercial loan portfolio has also increased geographic diversification, with much of the growth in commercial loans occurring in central Vermont and Chittenden County.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	March 31, 2017		December 31, 2016		March 31, 2016

Commercial & industrial	$69,064,985	14.22%	$68,730,573	14.11%	$63,540,340	13.97%
Commercial real estate	205,140,487	42.24%	201,728,280	41.40%	178,205,320	39.16%
1 - 4 family residential - 1st lien	162,929,247	33.54%	166,691,962	34.21%	162,594,375	35.73%
1 - 4 family residential - Jr lien	41,820,775	8.61%	42,927,335	8.81%	43,917,725	9.65%
Consumer	6,766,751	1.39%	7,171,076	1.47%	6,790,425	1.49%
Total loans	485,722,245	100.00%	487,249,226	100.00%	455,048,185	100.00%
Deduct (add):
Allowance for loan losses	5,258,440		5,278,445		5,109,488
Deferred net loan costs	(321,285)		(310,130)		(315,050)
Net loans	$480,785,090		$482,280,911		$450,253,747

Risk in the Company’s commercial & industrial and commercial real estate loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the U.S. Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) Rural Development. At March 31, 2017, the Company had $23,376,997 in guaranteed loans with guaranteed balances of $17,250,407, compared to $23,929,426 in guaranteed loans with guaranteed balances of $18,128,676 at December 31, 2016 and $22,780,646 in guaranteed loans with guaranteed balances of $17,379,981 at March 31, 2016.

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

The Company’s non-performing assets decreased $260,208 or 6.5% during the first three months of 2017.  The change in non-performing assets resulted from the sale of one residential property, and several residential loans moving under ninety days past due, more than offsetting one commercial real estate property moving into OREO. Claims receivable on related government guarantees were $27,542 at March 31, 2017 compared to $56,319 at December 31, 2016 and $64,618 at March 31, 2016, with numerous USDA and SBA claims settled and paid throughout 2016. Non-performing loans as of March 31, 2017 carried USDA and SBA guarantees totaling $201,395.

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	March 31, 2017		December 31, 2016		March 31, 2016

Loans past due 90 days or more
and still accruing
Commercial & industrial	$0	0.00%	$26,042	0.65%	$0	0.00%
Commercial real estate	0	0.00%	0	0.00%	19,810	0.45%
Residential real estate - 1st lien	668,569	17.91%	1,068,083	26.75%	764,031	17.21%
Residential real estate - Jr lien	27,905	0.75%	27,905	0.70%	122,183	2.75%
Consumer	1,903	0.05%	2,176	0.05%	0	0.00%
	698,377	18.71%	1,124,206	28.15%	906,024	20.41%

Non-accrual loans (1)
Commercial & industrial	135,379	3.62%	143,128	3.59%	256,456	5.78%
Commercial real estate	744,989	19.96%	765,584	19.17%	966,071	21.77%
Residential real estate - 1st lien	1,148,848	30.78%	1,227,220	30.74%	1,467,171	33.05%
Residential real estate - Jr lien	442,960	11.87%	338,602	8.48%	377,911	8.51%
	2,472,176	66.24%	2,474,534	61.98%	3,067,609	69.11%

Other real estate owned	561,979	15.06%	394,000	9.87%	465,000	10.48%

	$3,732,532	100.00%	$3,992,740	100.00%	$4,438,633	100.00%

(1) No consumer loans were in non-accrual status as of the consolidated balance sheet dates. In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due.

The Company’s OREO portfolio at March 31, 2017 consisted of two residential properties and two commercial properties compared to two residential properties at December 31, 2016 and one residential property and two commercial properties at March 31, 2016. One of the residential properties held at year-end was sold in February, 2017, and the Company then acquired another residential property in March 2017, both acquired through the normal foreclosure process. The Company took control of the two commercial properties, one in January, 2017 and the other in March, 2017. One of the commercial properties sold in April, 2017 and the other is scheduled for an auction in May, 2017.

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

The non-performing assets in the table above include the following TDRs that were past due 90 days or more or in non-accrual status as of the dates presented:

	March 31, 2017		December 31, 2016		March 31, 2016
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
Commercial & industrial	2	$135,379	2	$143,127	2	$204,354
Commercial real estate	2	346,444	2	354,811	2	380,436
Residential real estate - 1st lien	8	457,430	9	516,886	11	780,330
Residential real estate - Jr lien	2	113,064	2	117,158	1	54,081
Total	14	$1,052,316	15	$1,131,982	16	$1,419,201

The remaining TDRs were performing in accordance with their modified terms as of the dates presented and consisted of the following:

	March 31, 2017		December 31, 2016		March 31, 2016
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
Commercial & industrial	0	$0	0	$0	2	$53,758
Commercial real estate	5	1,329,461	5	1,350,480	5	1,414,403
Residential real estate - 1st lien	29	2,695,521	28	2,722,973	26	2,521,708
Residential real estate - Jr lien	2	63,713	2	63,971	2	80,048
Total	36	$4,088,695	35	$4,137,424	35	$4,069,917

As of the balance sheet dates, the Company was not contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans. The Company is contractually committed to lend on one SBA guaranteed line of credit to a borrower whose lending relationship was previously restructured.

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

When establishing the allowance each quarter the Company applies a combination of historical loss factors and qualitative factors to loan segments, including residential first and junior lien mortgages, commercial real estate, commercial & industrial, and consumer loan portfolios. No changes were made to the allowance methodology during the first three months of 2017. The Company shortens or lengthens its look back period for determining average portfolio historical loss rates as the economy either contracts or expands; during a period of economic contraction, a shortening of the look back period may more conservatively reflect the current economic climate. The highest loss rates experienced for the look back period are applied to the various segments in establishing the allowance.

The Company applies numerous qualitative factors to each segment of the loan portfolio. Those factors include the levels of and trends in delinquencies and non-accrual loans, criticized and classified assets, volumes and terms of loans, and the impact of any loan policy changes. Experience, ability and depth of lending personnel, levels of policy and documentation exceptions, national and local economic trends, the competitive environment, and concentrations of credit are also factors considered. While unallocated reserves have stayed relatively similar over the periods from March 31, 2016 to March 31, 2017, they are considered by management to be appropriate in light of the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and commercial real estate loans and the risk associated with the relatively new, unseasoned loans in those portfolios.

The adequacy of the allowance is reviewed quarterly by the risk management committee of the Board of Directors and then presented to the full Board of Directors for approval.

The following table summarizes the Company's loan loss experience for the periods presented:

	As of or Three Months Ended March 31,
	2017	2016

Loans outstanding, end of period	$485,722,245	$455,048,185
Average loans outstanding during period	$485,288,232	$454,820,382
Non-accruing loans, end of period	$2,472,176	$3,067,609
Non-accruing loans, net of government guarantees	$2,334,256	$2,889,135

Allowance, beginning of period	$5,278,445	$5,011,878
Loans charged off:
Commercial & industrial	(21,024)	(10,836)
Commercial real estate	(160,207)	0
Residential real estate - 1st lien	(4,735)	(312)
Consumer loans	(5,441)	(16,675)
Total loans charged off	(191,407)	(27,823)
Recoveries:
Commercial & industrial	7,141	19,295
Residential real estate - 1st lien	6,236	312
Residential real estate - Jr lien	60	60
Consumer loans	7,965	5,766
Total recoveries	21,402	25,433
Net loans charged off	(170,005)	(2,390)
Provision charged to income	150,000	100,000
Allowance, end of period	$5,258,440	$5,109,488

Net charge offs to average loans outstanding	0.035%	0.001%
Provision charged to income as a percent of average loans	0.031%	0.022%
Allowance to average loans outstanding	1.084%	1.123%
Allowance to non-accruing loans	212.705%	166.563%
Allowance to non-accruing loans net of government guarantees	225.273%	176.852%

(1) No residential real estate – Jr lien charge-offs or commercial real estate recoveries were recorded during the periods presented in the table above.

The Company increased its provision during the first three months of 2017, resulting in a provision of $150,000 for the three months ended March 31, 2017 compared to $100,000 for the same period in 2016, an increase of $50,000 or 50.0%. The increase in the provision was principally related to the comparatively low level of net loan losses experienced during the first quarter of 2016. The first quarter 2017 provision supported higher losses driven by one particular commercial real estate charge off. The decrease in the size of the overall portfolio compared to year-end precluded the need for any additional provision. The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

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

Market Risk - In addition to credit risk in the Company’s loan portfolio and liquidity risk in its loan and deposit-taking operations, the Company’s business activities also generate market risk. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Declining capital markets can result in fair value adjustments necessary to record decreases in the value of the investment portfolio for other-than-temporary-impairment. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. During recessionary periods, a declining housing market can result in an increase in loan loss reserves or ultimately an increase in foreclosures. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to loan prepayment risks, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product. The prolonged weak economy and disruption in the financial markets in recent years may heighten the Company’s market risk. As discussed above under "Interest Rate Risk and Asset and Liability Management", the Company actively monitors and manages its interest rate risk through the ALCO process.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first three months of 2017, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk were as follows:

	Contract or Notional Amount
	March 31,	December 31,
	2017	2016

Unused portions of home equity lines of credit	$26,689,060	$25,535,104
Residential construction lines of credit	3,862,356	3,676,176
Commercial real estate and other construction lines of credit	34,305,179	25,951,345
Commercial and industrial commitments	54,099,390	36,227,213
Other commitments to extend credit	33,940,694	42,459,454
Standby letters of credit and commercial letters of credit	2,001,288	2,009,788
Recourse on sale of credit card portfolio	247,005	258,555
MPF credit enhancement obligation, net of liability recorded	748,099	748,239

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the Certificate of Deposit Account Registry Service (CDARS) program provide an alternative funding source when needed. Such deposits are generally considered a form of brokered deposits.  At March 31, 2017 and March 31, 2016, the Company had one-way CDARS outstanding totaling $5,000,000 and $457,115, respectively, compared to no one way CDARS at December 31, 2016. In addition, two-way CDARS deposits allow the Company to provide Federal Deposit Insurance Corporation (FDIC) deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members. At March 31, 2017, the Company reported $3,053,119 in two-way CDARS deposits representing exchanged deposits with other CDARS participating banks, compared to $3,141,773 at December 31, 2016 and $2,779,540 at March 31, 2016. The balance in insured cash sweep (ICS) reciprocal money market deposits was $13,978,066 at March 31, 2017, compared to $11,909,300 at December 31, 2016 and $12,157,457 at March 31, 2016, and the balance in ICS demand deposits was $5,239,185, $5,706,882 and $5,217,665, respectively.

At March 31, 2017, December 31, 2016 and March 31, 2016, borrowing capacity of approximately $65,193,219, $68,163,543 and $70,329,222, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits. The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods. Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	March 31,	December 31,	March 31,
	2017	2016	2016
Long-Term Advances(1)
FHLBB term advance, 0.00%, due February 26, 2021	$350,000	$350,000	$350,000
FHLBB term advance, 0.00%, due September 22, 2023	200,000	200,000
FHLBB term advance, 0.00%, due November 22, 2021	1,000,000	1,000,000	0
	1,550,000	1,550,000	350,000

Short-Term Advances
FHLBB term advances, 0.77% and 0.51% fixed rate, due
February 8, 2017 and May 24, 2016, respectively	0	10,000,000	5,000,000
FHLBB term advance 0.77% and 0.57% fixed rate, due
February 24, 2017 and June 29, 2016	0	10,000,000	5,000,000
FHLBB term advance 0.92% fixed rate, due June 14, 2017	10,000,000	10,000,000	0
	10,000,000	30,000,000	10,000,000

Total Advances and Overnight Borrowings	$11,550,000	$31,550,000	$10,350,000

(1)
The Company has borrowed a total of $1,550,000 under the FHLBB’s Jobs for New England (JNE) program, a program dedicated to supporting job growth and economic development throughout New England. The FHLBB is providing a subsidy, funded by the FHLBB’s earnings, to write down interest rates to zero percent on advances that finance qualifying loans to small businesses. JNE advances must support small business in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities.

The Company has a Borrower-in-Custody (BIC) arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available credit line of $79,056,231, $77,862,708, and $70,424,270, respectively, at March 31, 2017, December 31, 2016 and March 31, 2016. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 125 basis points. The Company had no outstanding advances against this credit line during any of the periods presented.

The Company has unsecured lines of credit with three correspondent banks with aggregate available borrowing capacity totaling $12,500,000 as of March 31, 2017 and December 31, 2016 and unsecured lines of credit with two correspondent banks with aggregate available borrowing capacity of $7,500,000 as of March 31, 2016. There were no outstanding advances against any of these lines during any of the respective comparison periods.

Securities sold under agreements to repurchase provide another funding source for the Company. At March 31, 2017, December 31, 2016 and March 31, 2016, the Company had outstanding repurchase agreement balances of $27,747,451, $30,423,195 and $25,149,039, respectively, as of such dates. These repurchase agreements mature and are repriced daily.

The following table illustrates the changes in shareholders' equity from December 31, 2016 to March 31, 2017:

Balance at December 31, 2016 (book value $10.27 per common share)	$54,451,517
Net income	1,414,216
Issuance of stock through the Dividend Reinvestment Plan	217,923
Dividends declared on common stock	(859,851)
Dividends declared on preferred stock	(23,438)
Unrealized loss on available-for-sale securities during the period, net of tax	(12,936)
Balance at March 31, 2017 (book value $10.39 per common share)	$55,187,431

The primary objective of the Company’s capital planning process is to balance appropriately the retention of capital to support operations and future growth, with the goal of providing shareholders an attractive return on their investment. To that end, management monitors capital retention and dividend policies on an ongoing basis.

As described in more detail in the Company’s 2016 Annual Report on Form 10-K in Note 20 to the audited consolidated financial statements contained therein and under the caption “LIQUIDITY AND CAPITAL RESOURCES” in the Management’s Discussion and Analysis section of such report, the Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies pursuant to which they must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Beginning in 2016, an additional capital conservation buffer has been added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The Company’s and the Bank’s capital conservation buffer was 5.62% and 5.51%, respectively, at March 31, 2017. As of March 31, 2017, both the Company and the Bank exceeded the required capital conservation buffer of 1.25% and, on a pro forma basis, would be compliant with the fully phased-in capital conservation buffer requirement.

As of March 31, 2017, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded applicable consolidated regulatory guidelines for capital adequacy.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as applicable regulatory capital requirements, as of the dates indicated.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions(1):
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2017

Common equity tier 1 capital
(to risk-weighted assets)
Company	$56,522	12.45%	$20,424	4.50%	N/A	N/A
Bank	$55,966	12.34%	$20,403	4.50%	$29,471	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$56,522	12.45%	$27,232	6.00%	N/A	N/A
Bank	$55,966	12.34%	$27,204	6.00%	$36,272	8.00%

Total capital (to risk-weighted assets)
Company	$61,824	13.62%	$36,309	8.00%	N/A	N/A
Bank	$61,269	13.51%	$36,272	8.00%	$45,340	10.00%

Tier 1 capital (to average assets)
Company	$56,522	9.05%	$24,989	4.00%	N/A	N/A
Bank	$55,966	8.97%	$24,971	4.00%	$31,214	5.00%

December 31, 2016:

Common equity tier 1 capital
(to risk-weighted assets)
Company	$55,690	12.34%	$20,304	4.50%	N/A	N/A
Bank	$55,120	12.23%	$20,274	4.50%	$29,285	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$55,690	12.34%	$27,072	6.00%	N/A	N/A
Bank	$55,120	12.23%	$27,032	6.00%	$36,043	8.00%

Total capital (to risk-weighted assets)
Company	$61,012	13.52%	$36,096	8.00%	N/A	N/A
Bank	$60,443	13.42%	$36,043	8.00%	$45,054	10.00%

Tier 1 capital (to average assets)
Company	$55,690	9.17%	$24,305	4.00%	N/A	N/A
Bank	$55,120	9.08%	$24,281	4.00%	$30,351	5.00%

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's management of the credit, liquidity and market risk inherent in its business operations is discussed in Part 1, Item 2 of this report under the captions "CHANGES IN FINANCIAL CONDITION", “COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS” and “LIQUIDITY & CAPITAL RESOURCES”, which are incorporated herein by reference. Management does not believe that there have been any material changes in the nature or categories of the Company's risk exposures from those disclosed in the Company’s 2016 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As of March 31, 2017, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of March 31, 2017 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, the Company and its subsidiary are involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

ITEM 1A. Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2016, continue to represent the most significant risks to the Company's future results of operations and financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended March 31, 2017, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18).

				Maximum Number of
			Total Number of	Shares That May Yet
	Total Number	Average	Shares Purchased	Be Purchased Under
	of Shares	Price Paid	as Part of Publicly	the Plan at the End
For the period:	Purchased(1)(2)	Per Share	Announced Plan	of the Period

January 1 - January 31	0	$0.00	N/A	N/A
February 1 - February 28	6,085	15.25	N/A	N/A
March 1 -March 31	0	0.00	N/A	N/A
Total	6,085	$15.25	N/A	N/A

(1)  All 6,085 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2)  Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's Dividend Reinvestment Plan.

ITEM 6. Exhibits

The following exhibits are filed with this report:

Exhibit 31.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101--The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three month interim periods ended March 31, 2017 and 2016, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: May 11, 2017	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: May 11, 2017	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

COMMUNITY BANCORP.

EXHIBITS

EXHIBIT INDEX

Exhibit 31.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three month interim periods ended March 31, 2017 and 2016, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.