Form 10-Q
period 2017-06-30
COMMUNITY BANCORP /VT
filed 2017-08-11
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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
YES (  )     NO(X)

At August 04, 2017, there were 5,086,739 shares outstanding of the Corporation's common stock.

FORM 10-Q
Index
		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4	Controls and Procedures	53

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	53
Item 1A	Risk Factors	53
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 6	Exhibits	54
	Signatures	55
	Exhibit Index	56

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	June 30,	December 31,	June 30,
Consolidated Balance Sheets	2017	2016	2016
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$21,659,982	$10,943,344	$20,573,382
Federal funds sold and overnight deposits	15,365,739	18,670,942	3,760,906
Total cash and cash equivalents	37,025,721	29,614,286	24,334,288
Securities held-to-maturity (HTM) (fair value $37,065,000 at 06/30/17,
$51,035,000 at 12/31/16 and $34,682,000 at 06/30/16)	36,418,414	49,886,631	34,013,002
Securities available-for-sale (AFS)	35,634,716	33,715,051	28,079,675
Restricted equity securities, at cost	1,942,550	2,755,850	2,610,050
Loans held-for-sale	571,200	0	581,250
Loans	502,772,845	487,249,226	471,567,355
Allowance for loan losses (ALL)	(5,374,378)	(5,278,445)	(5,077,420)
Deferred net loan costs	323,371	310,130	320,298
Net loans	497,721,838	482,280,911	466,810,233
Bank premises and equipment, net	10,555,451	10,830,556	10,996,815
Accrued interest receivable	1,746,403	1,818,510	1,557,749
Bank owned life insurance (BOLI)	4,673,739	4,625,406	4,572,871
Core deposit intangible	136,341	272,691	409,036
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	343,928	394,000	409,000
Other assets	9,829,772	9,885,504	10,259,495
Total assets	$648,174,342	$637,653,665	$596,207,733
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$110,398,464	$104,472,268	$95,419,388
Interest-bearing transaction accounts	116,869,761	118,053,360	106,925,038
Money market funds	73,279,696	79,042,619	70,354,509
Savings	97,929,768	86,776,856	86,733,253
Time deposits, $250,000 and over	23,808,349	19,274,880	14,764,902
Other time deposits	111,021,241	97,115,049	94,786,066
Total deposits	533,307,279	504,735,032	468,983,156
Borrowed funds	13,550,000	31,550,000	30,350,000
Repurchase agreements	28,862,766	30,423,195	26,837,466
Capital lease obligations	435,243	483,161	515,256
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	3,014,740	3,123,760	3,680,616
Total liabilities	592,057,028	583,202,148	543,253,494
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized,
5,297,753 shares issued at 06/30/17, 5,269,053 shares issued
at 12/31/16 and 5,236,891 shares issued at 06/30/16	13,244,383	13,172,633	13,092,228
Additional paid-in capital	31,227,266	30,825,658	30,449,175
Retained earnings	11,809,846	10,666,782	9,302,122
Accumulated other comprehensive (loss) income	(41,404)	(90,779)	233,491
Less: treasury stock, at cost; 210,101 shares at 06/30/17,
12/31/16, and 06/30/16	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	56,117,314	54,451,517	52,954,239
Total liabilities and shareholders' equity	$648,174,342	$637,653,665	$596,207,733

Book value per common share outstanding	$10.54	$10.27	$10.04

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary	Three Months Ended June 30,
Consolidated Statements of Income	2017	2016
(Unaudited)

Interest income
Interest and fees on loans	$5,875,766	$5,478,997
Interest on debt securities
Taxable	164,644	128,197
Tax-exempt	336,197	322,150
Dividends	40,864	29,334
Interest on federal funds sold and overnight deposits	27,366	4,700
Total interest income	6,444,837	5,963,378

Interest expense
Interest on deposits	568,110	508,701
Interest on borrowed funds	28,044	34,245
Interest on repurchase agreements	22,235	19,314
Interest on junior subordinated debentures	131,115	114,735
Total interest expense	749,504	676,995

Net interest income	5,695,333	5,286,383
Provision for loan losses	150,000	150,000
Net interest income after provision for loan losses	5,545,333	5,136,383

Non-interest income
Service fees	772,238	655,540
Income from sold loans	184,072	231,297
Other income from loans	209,288	210,703
Net realized gain on sale of securities available-for-sale	1,270	0
Other income	214,863	221,159
Total non-interest income	1,381,731	1,318,699

Non-interest expense
Salaries and wages	1,703,751	1,725,000
Employee benefits	692,418	685,082
Occupancy expenses, net	661,294	606,358
Other expenses	1,835,105	1,658,740
Total non-interest expense	4,892,568	4,675,180

Income before income taxes	2,034,496	1,779,902
Income tax expense	534,983	484,703
Net income	$1,499,513	$1,295,199

Earnings per common share	$0.29	$0.25
Weighted average number of common shares
used in computing earnings per share	5,077,698	5,016,097
Dividends declared per common share	$0.17	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary	Six Months Ended June 30,
Consolidated Statements of Income	2017	2016
(Unaudited)

Interest income
Interest and fees on loans	$11,492,633	$10,849,421
Interest on debt securities
Taxable	316,370	255,646
Tax-exempt	660,729	602,247
Dividends	76,660	58,713
Interest on federal funds sold and overnight deposits	54,838	15,606
Total interest income	12,601,230	11,781,633

Interest expense
Interest on deposits	1,105,899	1,025,295
Interest on borrowed funds	80,279	53,403
Interest on repurchase agreements	43,762	37,305
Interest on junior subordinated debentures	253,975	224,254
Total interest expense	1,483,915	1,340,257

Net interest income	11,117,315	10,441,376
Provision for loan losses	300,000	250,000
Net interest income after provision for loan losses	10,817,315	10,191,376

Non-interest income
Service fees	1,520,355	1,273,219
Income from sold loans	374,367	452,491
Other income from loans	394,905	406,591
Net realized gain on sale of securities available-for-sale	3,400	0
Other income	458,922	424,249
Total non-interest income	2,751,949	2,556,550

Non-interest expense
Salaries and wages	3,414,875	3,450,000
Employee benefits	1,333,979	1,370,164
Occupancy expenses, net	1,348,727	1,252,104
Other expenses	3,526,106	3,285,204
Total non-interest expense	9,623,687	9,357,472

Income before income taxes	3,945,577	3,390,454
Income tax expense	1,031,848	925,761
Net income	$2,913,729	$2,464,693

Earnings per common share	$0.57	$0.48
Weighted average number of common shares
used in computing earnings per share	5,070,453	5,008,121
Dividends declared per common share	$0.34	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended June 30,
	2017	2016

Net income	$1,499,513	$1,295,199

Other comprehensive income, net of tax:
Unrealized holding gain on available-for-sale securities
arising during the period	95,682	87,670
Reclassification adjustment for gain realized in income	(1,270)	0
Unrealized gain during the period	94,412	87,670
Tax effect	(32,100)	(29,808)
Other comprehensive income, net of tax	62,312	57,862
Total comprehensive income	$1,561,825	$1,353,061

	Six Months Ended June 30,
	2017	2016

Net income	$2,913,729	$2,464,693

Other comprehensive income, net of tax:
Unrealized holding gain on available-for-sale securities
arising during the period	78,212	422,553
Reclassification adjustment for gain realized in income	(3,400)	0
Unrealized gain during the period	74,812	422,553
Tax effect	(25,437)	(143,668)
Other comprehensive income, net of tax	49,375	278,885
Total comprehensive income	$2,963,104	$2,743,578

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six Months Ended June 30,
	2017	2016

Cash Flows from Operating Activities:
Net income	$2,913,729	$2,464,693
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	512,956	514,925
Provision for loan losses	300,000	250,000
Deferred income tax	(216,506)	(182,039)
Gain on sale of securities available-for-sale	(3,400)	0
Gain on sale of loans	(159,123)	(212,500)
Loss on sale of bank premises and equipment	1,580	0
Loss on sale of OREO	617	4,965
Income from Trust LLC	(198,514)	(183,581)
Amortization of bond premium, net	56,186	65,277
Write down of OREO	0	26,000
Proceeds from sales of loans held for sale	7,600,841	11,538,775
Originations of loans held for sale	(8,012,918)	(10,708,125)
Increase in taxes payable	539,738	164,820
Decrease in interest receivable	72,107	75,464
Decrease in mortgage servicing rights	59,454	28,931
Increase in other assets	(462,492)	(126,928)
Increase in cash surrender value of BOLI	(48,333)	(52,385)
Amortization of core deposit intangible	136,350	136,350
Amortization of limited partnerships	308,616	292,980
Increase in unamortized loan costs	(13,241)	(3,807)
Increase in interest payable	52,847	8,020
Decrease in accrued expenses	(108,774)	(49,844)
(Decrease) increase in other liabilities	(68,688)	4,964
Net cash provided by operating activities	3,263,032	4,056,955

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	22,418,808	22,584,457
Purchases	(8,950,591)	(13,243,040)
Investments - available-for-sale
Maturities, calls, pay downs and sales	2,324,014	3,954,848
Purchases	(4,221,653)	(5,206,847)
Proceeds from redemption of restricted equity securities	813,300	822,100
Purchases of restricted equity securities	0	(990,500)
Decrease in limited partnership contributions payable	(27,000)	0
Increase in loans, net	(16,101,325)	(14,070,392)
Capital expenditures for bank premises and equipment	(239,431)	(51,533)
Proceeds from sales of OREO	383,117	217,143
Recoveries of loans charged off	39,977	42,900
Net cash used in investing activities	(3,560,784)	(5,940,864)

	2017	2016

Cash Flows from Financing Activities:
Net increase (decrease) in demand and interest-bearing transaction accounts	4,742,597	(21,916,430)
Net increase (decrease) in money market and savings accounts	5,389,989	(6,574,416)
Net increase in time deposits	18,439,661	1,988,440
Net (decrease) increase in repurchase agreements	(1,560,429)	4,764,228
Net (decrease) increase in short-term borrowings	(20,000,000)	20,000,000
Proceeds from long-term borrowings	2,000,000	350,000
Decrease in capital lease obligations	(47,918)	(43,109)
Dividends paid on preferred stock	(48,438)	(43,750)
Dividends paid on common stock	(1,206,275)	(1,158,656)
Net cash provided by (used in) financing activities	7,709,187	(2,633,693)

Net increase (decrease) in cash and cash equivalents	7,411,435	(4,517,602)
Cash and cash equivalents:
Beginning	29,614,286	28,851,890
Ending	$37,025,721	$24,334,288

Supplemental Schedule of Cash Paid During the Period:
Interest	$1,431,068	$1,332,237

Income taxes, net of refunds	$400,000	$650,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$74,812	$422,553

Loans transferred to OREO	$333,662	$395,108

Common Shares Dividends Paid:
Dividends declared	$1,722,227	$1,600,917
Increase in dividends payable attributable to dividends declared	(42,594)	(1,589)
Dividends reinvested	(473,358)	(440,672)
	$1,206,275	$1,158,656

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Consolidation

The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial condition and results of operations of the Company and its subsidiary, Community National Bank (the Bank), contained herein have been made. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 contained in the Company's Annual Report on Form 10-K. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full annual period ending December 31, 2017, or for any other interim period.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the Current Expected Credit Loss (CECL) model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale, which will require that credit losses on those securities be recorded through an allowance for credit losses rather than a write-down. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company is evaluating the impact of the adoption of the ASU on its consolidated financial statements. The ASU may have a material impact on the Company's consolidated financial statements upon adoption as it will require a change in the Company's methodology for calculating its ALL and allowance on unused commitments. The Company will transition from an incurred loss model to an expected loss model, which will likely result in an increase in the ALL upon adoption and may negatively impact the Company and the Bank's regulatory capital ratios. Additionally, ASU No. 2016-13 may reduce the carrying value of the Company's HTM investment securities as it will require an allowance on the expected losses over the life of these securities to be recorded upon adoption. The Company has formed a committee to assess the implications of this new pronouncement and transitioned to a software solution for preparing the ALL calculation and related reports that provides the Company with stronger data integrity, ease and efficiency in ALL preparation. The new software solution also provides numerous training opportunities for the appropriate personnel within the Company.

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

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, in 2014 to replace the current plethora of industry-specific rules with a broad, principles-based framework for recognizing and measuring revenue. Due to the complexity of the new pronouncement and the anticipated effort required by entities in many industries to implement ASU No. 2014-09, FASB delayed the effective date. ASU 2014-09 is effective for the Company for annual periods beginning after December 15, 2017.

FASB formed a Transition Resource Group to assist it in identifying implementation issues that may require further clarification or amendment to ASU No. 2014-09. As a result of that group’s deliberations, FASB has issued several amendments, which will be effective concurrently with ASU No. 2014-09, including ASU No. 2016-08, Principal versus Agent Considerations, which clarifies whether an entity should record the gross amount of revenue or only its ultimate share when a third party is also involved in providing goods or services to a customer. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other US GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company is currently performing an overall assessment of revenue streams and reviewing contracts potentially affected by the ASU including deposit related fees, interchange fees, and merchant income, to determine the potential impact the new guidance is expected to have on the Company’s Consolidated Financial Statements. In addition, the Company continues to follow certain implementation issues relevant to the banking industry which are still pending resolution.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

	Three Months Ended June 30,
	2017	2016

Net income, as reported	$1,499,513	$1,295,199
Less: dividends to preferred shareholders	25,000	21,875
Net income available to common shareholders	$1,474,513	$1,273,324
Weighted average number of common shares
used in calculating earnings per share	5,077,698	5,016,097
Earnings per common share	$0.29	$0.25

	Six Months Ended June 30,
	2017	2016

Net income, as reported	$2,913,729	$2,464,693
Less: dividends to preferred shareholders	48,438	43,750
Net income available to common shareholders	$2,865,291	$2,420,943
Weighted average number of common shares
used in calculating earnings per share	5,070,453	5,008,121
Earnings per common share	$0.57	$0.48

Note 4.  Investment Securities

Securities AFS and HTM as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

June 30, 2017
U.S. Government sponsored enterprise (GSE) debt securities	$18,356,415	$14,654	$57,881	$18,313,188
Agency mortgage-backed securities (Agency MBS)	13,128,034	23,950	73,365	13,078,619
Other investments	4,213,000	31,180	1,271	4,242,909
	$35,697,449	$69,784	$132,517	$35,634,716

December 31, 2016
U.S. GSE debt securities	$17,365,805	$24,854	$73,331	$17,317,328
Agency MBS	13,265,790	3,896	115,458	13,154,228
Other investments	3,221,000	24,947	2,452	3,243,495
	$33,852,595	$53,697	$191,241	$33,715,051

June 30, 2016
U.S. GSE debt securities	$11,752,750	$138,140	$0	$11,890,890
Agency MBS	13,000,152	166,905	15,410	13,151,647
Other investments	2,973,000	64,138	0	3,037,138
	$27,725,902	$369,183	$15,410	$28,079,675

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

June 30, 2017
States and political subdivisions	$36,418,414	$646,586	$0	$37,065,000

December 31, 2016
States and political subdivisions	$49,886,631	$1,148,369	$0	$51,035,000

June 30, 2016
States and political subdivisions	$34,013,002	$668,998	$0	$34,682,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

Investments pledged as collateral for repurchase agreements consisted of U.S. GSE debt securities, Agency MBS securities and certificates of deposit (CDs). These repurchase agreements mature daily. These investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

June 30, 2017	$35,697,449	$35,634,716
December 31, 2016	33,604,595	33,469,254
June 30, 2016	27,725,902	28,079,675

The scheduled maturities of debt securities AFS as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
June 30, 2017
Due in one year or less	$3,001,770	$3,001,473
Due from one to five years	17,322,645	17,326,400
Due from five to ten years	2,245,000	2,228,224
Agency MBS	13,128,034	13,078,619
	$35,697,449	$35,634,716

December 31, 2016
Due in one year or less	$2,006,027	$2,010,287
Due from one to five years	17,335,778	17,329,503
Due from five to ten years	1,245,000	1,221,033
Agency MBS	13,265,790	13,154,228
	$33,852,595	$33,715,051

June 30, 2016
Due in one year or less	$1,000,000	$1,003,413
Due from one to five years	12,480,750	12,674,932
Due from five to ten years	1,245,000	1,249,683
Agency MBS	13,000,152	13,151,647
	$27,725,902	$28,079,675

Because the actual maturities of Agency MBS usually differ from their contractual maturities due to the right of borrowers to prepay the underlying mortgage loans, usually without penalty, those securities are not presented in the table by contractual maturity date.

The scheduled maturities of debt securities HTM as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value*
June 30, 2017
Due in one year or less	$11,987,857	$11,988,000
Due from one to five years	3,987,322	4,149,000
Due from five to ten years	3,744,385	3,906,000
Due after ten years	16,698,850	17,022,000
	$36,418,414	$37,065,000

December 31, 2016
Due in one year or less	$25,368,725	$25,369,000
Due from one to five years	4,030,900	4,318,000
Due from five to ten years	4,013,242	4,300,000
Due after ten years	16,473,764	17,048,000
	$49,886,631	$51,035,000

June 30, 2016
Due in one year or less	$11,824,312	$11,824,000
Due from one to five years	4,152,445	4,320,000
Due from five to ten years	3,466,701	3,634,000
Due after ten years	14,569,544	14,904,000
	$34,013,002	$34,682,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

There were no debt securities HTM in an unrealized loss position as of the balance sheet dates. Debt securities AFS with unrealized losses as of the balance sheet dates are presented in the table below. There were no debt securities with unrealized losses of 12 months or more as of the balance sheet dates presented.

	Less than 12 months
	Number of	Fair	Unrealized
	Securities	Value	Loss
June 30, 2017
U.S. GSE debt securities	9	$10,724,642	$57,881
Agency MBS	13	8,751,252	73,365
Other investments	4	990,729	1,271
	26	$20,466,623	$132,517

December 31, 2016
U.S. GSE debt securities	4	$5,176,669	$73,331
Agency MBS	15	10,704,717	115,458
Other investments	2	493,548	2,452
	21	$16,374,934	$191,241

June 30, 2016
Agency MBS	3	$1,548,890	$15,410

The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition. As of June 30, 2017, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be other than temporary.

Note 5. Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	June 30,	December 31,	June 30,
	2017	2016	2016

Commercial & industrial	$79,361,739	$68,730,573	$72,878,438
Commercial real estate	209,886,793	201,728,280	185,950,674
Residential real estate - 1st lien	164,398,836	166,691,962	161,361,864
Residential real estate - Junior (Jr) lien	42,166,407	42,927,335	44,078,168
Consumer	6,959,070	7,171,076	7,298,211
Gross Loans	502,772,845	487,249,226	471,567,355
Deduct (add):
Allowance for loan losses	5,374,378	5,278,445	5,077,420
Deferred net loan costs	(323,371)	(310,130)	(320,298)
Net Loans	$497,721,838	$482,280,911	$466,810,233

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

							90 Days or
		90 Days	Total			Non-Accrual	More and
June 30, 2017	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$121,737	$86,994	$208,731	$79,153,008	$79,361,739	$135,379	$0
Commercial real estate	2,398,960	228,621	2,627,581	207,259,212	209,886,793	728,093	15,011
Residential real estate
- 1st lien	1,886,256	1,225,362	3,111,618	161,287,218	164,398,836	1,403,312	354,988
- Jr lien	252,557	237,483	490,040	41,676,367	42,166,407	398,862	71,614
Consumer	54,835	0	54,835	6,904,235	6,959,070	0	0
	$4,714,345	$1,778,460	$6,492,805	$496,280,040	$502,772,845	$2,665,646	$441,613

							90 Days or
		90 Days	Total			Non-Accrual	More and
December 31, 2016	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$328,684	$26,042	$354,726	$68,375,847	$68,730,573	$143,128	$26,042
Commercial real estate	824,836	222,738	1,047,574	200,680,706	201,728,280	765,584	0
Residential real estate
- 1st lien	4,881,496	1,723,688	6,605,184	160,086,778	166,691,962	1,227,220	1,068,083
- Jr lien	984,849	116,849	1,101,698	41,825,637	42,927,335	338,602	27,905
Consumer	53,972	2,176	56,148	7,114,928	7,171,076	0	2,176
	$7,073,837	$2,091,493	$9,165,330	$478,083,896	$487,249,226	$2,474,534	$1,124,206

							90 Days or
		90 Days	Total			Non-Accrual	More and
June 30, 2016	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$62,073	$120,111	$182,184	$72,696,254	$72,878,438	$256,456	$120,111
Commercial real estate	793,208	432,638	1,225,846	184,724,828	185,950,674	966,071	406,451
Residential real estate
- 1st lien	1,432,806	905,157	2,337,963	159,023,901	161,361,864	1,467,171	694,007
- Jr lien	212,319	0	212,319	43,865,849	44,078,168	377,911	0
Consumer	83,668	0	83,668	7,214,543	7,298,211	0	0
	$2,584,074	$1,457,906	$4,041,980	$467,525,375	$471,567,355	$3,067,609	$1,220,569

For all loan segments, loans over 30 days past due are considered delinquent.

As of the balance sheet dates presented, residential mortgage loans in process of foreclosure consisted of the following:

	Number of loans	Balance

June 30, 2017	7	$448,622
December 31, 2016	8	322,663
June 30, 2016	3	84,458

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

General component

The general component of the ALL is based on historical loss experience and various qualitative factors and is stratified by the following loan segments: commercial and industrial, commercial real estate, residential real estate 1st lien, residential real estate Jr lien and consumer loans. The Company does not disaggregate its portfolio segments further into classes.

Loss ratios are calculated by loan segment for one year, two year, three year, four year and five year look back periods. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment in the current economic climate. During periods of economic stability, a relatively longer period (e.g., five years) may be appropriate. During periods of significant expansion or contraction, the Company may appropriately shorten the historical time period. The Company is currently using an extended look back period of five years.

Qualitative factors include the levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of commercial real estate loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available.

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

Residential Real Estate – 1st Lien – All loans in this segment are collateralized by first mortgages on 1 – 4 family owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, has an impact on the credit quality of this segment.

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

Specific component

The specific component of the ALL relates to loans that are impaired. Impaired loans include all troubled debt restructurings (TDR) and loans to a borrower that in the aggregate are greater than $100,000 and that are in non-accrual status. A specific allowance is established for an impaired loan when its estimated impaired basis is less than the total recorded investment in the loan. For all loan segments, except consumer loans, a loan is considered impaired when, based on current information and events, in management’s estimation it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant or temporary payment delays and payment shortfalls generally are not classified as impaired. Management evaluates the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and frequency of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

ALL methodology changes implemented as of June 30, 2017

During the second quarter of 2017, the Company transitioned to a software solution for preparing the ALL calculation and related reports, replacing previously used Excel spreadsheets. The software solution provides the Company with stronger data integrity, ease and efficiency in ALL preparation, and helps ready the Company for the future transition to the CECL model.

During the implementation and testing of the software, several changes to the underlying ALL methodology were made. Those changes included (i) removing the government guaranteed balances from the calculation of the ALL for both the pooled loans and impaired loans, (ii) treating all TDRs as impaired regardless of size, and (iii) using a fixed look back period for historical losses based on loss history and economic conditions versus applying the highest look back period of the last 5 years. The Company has a solid history of collection of government guarantees. The impact of not reserving for government guaranteed balances reduced required reserves by approximately $207,000. The change to the historical loss methodology saw required reserves fall by approximately $151,000. Management expects this change will eliminate sharp increases or decreases in loss ratios brought on by isolated losses rolling into or out of the look back period and is more reflective of the Company’s loss history during a period of economic stability. The inclusion of all TDRs in the impaired calculation required the individual analysis of fifty-seven loans versus eleven loans, with nineteen of the additional loans requiring specific reserves ranging from $400 to $30,000, increasing required reserves by approximately $111,000. Loans individually evaluated for impairment under the new method, that would not have been individually evaluated under the old method, amount to $4,493,655 at June 30, 2017. The ability to individually analyze a greater number of loans is facilitated by the new software. The net impact of the foregoing methodology changes reduced required reserves by approximately $247,000 for the quarter ended June 30, 2017.

The second quarter required reserves increased by $29,396. The general component of the ALL associated with strong loan growth accounted for approximately $165,000 in required reserves, while increases in qualitative factors for delinquency/non-accrual and criticized and classified loan levels for the commercial real estate and residential real estate portfolios accounted for an increase of $110,000. These increases were largely offset by the one-time adjustment to reflect the methodology changes noted above.

The tables below summarize changes in the ALL and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended June 30, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$719,773	$2,521,121	$1,312,795	$370,454	$61,322	$272,975	$5,258,440
Charge-offs	0	0	0	(15,311)	(37,326)	0	(52,637)
Recoveries	1,422	230	3,981	60	12,882	0	18,575
Provision (credit)	(25,532)	8,864	46,548	19,161	14,417	86,542	150,000
Ending balance	$695,663	$2,530,215	$1,363,324	$374,364	$51,295	$359,517	$5,374,378

As of or for the six months ended June 30, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$726,848	$2,496,085	$1,369,757	$371,176	$83,973	$230,606	$5,278,445
Charge-offs	0	(160,207)	(4,735)	(15,311)	(63,791)	0	(244,044)
Recoveries	4,318	230	10,217	120	25,092	0	39,977
Provision (credit)	(35,503)	194,107	(11,915)	18,379	6,021	128,911	300,000
Ending balance	$695,663	$2,530,215	$1,363,324	$374,364	$51,295	$359,517	$5,374,378

Allowance for loan losses
Evaluated for impairment
Individually	$0	$74,249	$154,760	$126,053	$0	$0	$355,062
Collectively	695,663	2,455,966	1,208,564	248,311	51,295	359,517	5,019,316
	$695,663	$2,530,215	$1,363,324	$374,364	$51,295	$359,517	$5,374,378

Loans evaluated for impairment
Individually	$135,379	$1,968,144	$3,577,837	$419,550	$0		$6,100,910
Collectively	79,226,360	207,918,649	160,820,999	41,746,857	6,959,070		496,671,935
	$79,361,739	$209,886,793	$164,398,836	$42,166,407	$6,959,070		$502,772,845

As of or for the year ended December 31, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$712,902	$2,152,678	$1,368,028	$422,822	$75,689	$279,759	$5,011,878
Charge-offs	(49,009)	0	(244,149)	0	(15,404)	0	(308,562)
Recoveries	36,032	0	23,712	240	15,145	0	75,129
Provision (credit)	26,923	343,407	222,166	(51,886)	8,543	(49,153)	500,000
Ending balance	$726,848	$2,496,085	$1,369,757	$371,176	$83,973	$230,606	$5,278,445

Allowance for loan losses
Evaluated for impairment
Individually	$0	$86,400	$6,200	$114,800	$0	$0	$207,400
Collectively	726,848	2,409,685	1,363,557	256,376	83,973	230,606	5,071,045
	$726,848	$2,496,085	$1,369,757	$371,176	$83,973	$230,606	$5,278,445

Loans evaluated for impairment
Individually	$48,385	$687,495	$946,809	$224,053	$0		$1,906,742
Collectively	68,682,188	201,040,785	165,745,153	42,703,282	7,171,076		485,342,484
	$68,730,573	$201,728,280	$166,691,962	$42,927,335	$7,171,076		$487,249,226

As of or for the three months ended June 30, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$730,375	$2,295,303	$1,338,927	$423,025	$58,456	$263,402	$5,109,488
Charge-offs	0	0	(192,237)	0	(7,298)	0	(199,535)
Recoveries	1,180	0	5,374	60	10,853	0	17,467
Provision (credit)	93,687	21,663	142,208	(9,003)	18,549	(117,104)	150,000
Ending balance	$825,242	$2,316,966	$1,294,272	$414,082	$80,560	$146,298	$5,077,420

As of or for the six months ended June 30, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$712,902	$2,152,678	$1,368,028	$422,822	$75,689	$279,759	$5,011,878
Charge-offs	(10,836)	0	(192,549)	0	(23,973)	0	(227,358)
Recoveries	20,475	0	5,686	120	16,619	0	42,900
Provision (credit)	102,701	164,288	113,107	(8,860)	12,225	(133,461)	250,000
Ending balance	$825,242	$2,316,966	$1,294,272	$414,082	$80,560	$146,298	$5,077,420

Allowance for loan losses
Evaluated for impairment
Individually	$0	$0	$59,900	$121,500	$0	$0	$181,400
Collectively	825,242	2,316,966	1,234,372	292,582	80,560	146,298	4,896,020
	$825,242	$2,316,966	$1,294,272	$414,082	$80,560	$146,298	$5,077,420

Loans evaluated for impairment
Individually	$191,919	$895,626	$1,990,686	$373,028	$0		$3,451,259
Collectively	72,686,519	185,055,048	159,371,178	43,705,140	7,298,211		468,116,096
	$72,878,438	$185,950,674	$161,361,864	$44,078,168	$7,298,211		$471,567,355

Impaired loans, by portfolio segment, were as follows:

	As of June 30, 2017
		Unpaid		Average	Average	Interest
	Recorded	Principal	Related	Recorded	Recorded	Income
	Investment	Balance	Allowance	Investment (1)	Investment (2)	Recognized (2)

Related allowance recorded
Commercial real estate	$210,499	$228,074	$74,249	$212,451	$215,053	$0
Residential real estate - 1st lien	1,038,752	1,074,246	154,760	545,895	454,686	15,720
Residential real estate - Jr lien	283,626	348,416	126,053	252,853	243,253	1,301
	1,532,877	1,650,736	355,062	1,011,199	912,992	17,021

No related allowance recorded
Commercial & industrial	135,379	218,023		91,882	77,383	0
Commercial real estate	1,763,013	2,324,546		1,109,536	895,437	32,923
Residential real estate - 1st lien	2,556,076	2,802,565		1,484,683	1,214,864	57,116
Residential real estate - Jr lien	136,821	136,821		136,821	91,214	0
	4,591,289	5,481,955		2,822,922	2,278,898	90,039

	$6,124,166	$7,132,691	$355,062	$3,834,121	$3,191,890	$107,060

(1) For the three months ended June 30, 2017
(2) For the six months ended June 30, 2017

	As of December 31, 2016			2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Related allowance recorded
Commercial real estate	$220,257	$232,073	$86,400	$89,664
Residential real estate - 1st lien	271,962	275,118	6,200	350,709
Residential real estate - Jr lien	224,053	284,342	114,800	241,965
	716,272	791,533	207,400	682,338

No related allowance recorded
Commercial & industrial	48,385	62,498		183,925
Commercial real estate	467,238	521,991		1,059,542
Residential real estate - 1st lien	674,847	893,741		877,237
Residential real estate - Jr lien	0	0		15,888
	1,190,470	1,478,230		2,136,592

	$1,906,742	$2,269,763	$207,400	$2,818,930

	As of June 30, 2016
		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
	Investment	Balance	Allowance	Investment(1)	Investment(2)

Related allowance recorded
Residential real estate - 1st lien	$871,603	$1,027,861	$59,900	$435,802	$209,078
Residential real estate - Jr lien	293,587	348,757	121,500	262,589	151,836
	1,165,190	1,376,618	181,400	698,391	360,914

No related allowance recorded
Commercial & industrial	191,919	263,839		198,137	136,542
Commercial real estate	895,626	953,181		901,468	870,937
Residential real estate - 1st lien	1,119,083	1,319,907		918,378	616,555
Residential real estate - Jr lien	79,441	87,675		39,721	15,888
	2,286,069	2,624,602		2,057,704	1,639,922

	$3,451,259	$4,001,220	$181,400	$2,756,095	$2,000,836

(1) For the three months ended June 30, 2016
(2) For the six months ended June 30, 2016

Interest income recognized on impaired loans was immaterial for the December 31, 2016 and June 30, 2016 periods presented.

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of June 30, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$75,971,101	$199,768,226	$162,224,767	$41,503,823	$6,959,070	$486,426,987
Group B	520,555	1,169,093	0	162,321	0	1,851,969
Group C	2,870,083	8,949,474	2,174,069	500,263	0	14,493,889
	$79,361,739	$209,886,793	$164,398,836	$42,166,407	$6,959,070	$502,772,845

As of December 31, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$67,297,983	$191,755,393	$164,708,778	$42,289,062	$7,168,901	$473,220,117
Group B	512,329	2,971,364	0	169,054	0	3,652,747
Group C	920,261	7,001,523	1,983,184	469,219	2,175	10,376,362
	$68,730,573	$201,728,280	$166,691,962	$42,927,335	$7,171,076	$487,249,226

As of June 30, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$70,175,375	$173,220,709	$158,425,776	$43,400,606	$7,298,211	$452,520,677
Group B	1,764,165	4,318,817	587,586	156,846	0	6,827,414
Group C	938,898	8,411,148	2,348,502	520,716	0	12,219,264
	$72,878,438	$185,950,674	$161,361,864	$44,078,168	$7,298,211	$471,567,355

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

There were no new TDRs for the three months ended June 30, 2017. New TDRs, by portfolio segment, during the periods presented were as follows:

Six months ended June 30, 2017		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial & industrial	1	$41,857	$57,418

Year ended December 31, 2016		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - 1st lien	8	$572,418	$598,030
Residential real estate - Jr lien	2	62,819	64,977
	10	$635,237	$663,007

	Three months ended June 30, 2016			Six months ended June 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Residential real estate
- 1st lien	0	$0	$0	5	$395,236	$412,923
- Jr lien	1	52,558	54,637	2	62,819	64,977
	1	$52,558	$54,637	7	$458,055	$477,900

The TDR’s for which there was a payment default during the twelve month periods presented were as follows:

Twelve months ended June 30, 2017	Number of	Recorded
	Contracts	Investment
Residential real estate – 1st lien	2	$80,485

Twelve months ended December 31, 2016	Number of	Recorded
	Contracts	Investment
Residential real estate - 1st lien	2	$93,230
Residential real estate - Jr lien	1	54,557
	3	$147,787

Twelve months ended June 30, 2016	Number of	Recorded
	Contracts	Investment
Commercial & industrial	1	$71,808
Commercial real estate	2	373,767
Residential real estate - 1st lien	1	58,792
	4	$504,367

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

The specific allowances related to TDRs as of the balance sheet dates are presented in the table below.

	June 30,	December 31,	June 30,
	2017	2016	2016
Specific Allocation	$237,551	$92,600	$68,500

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

The Company also initially recorded $4,161,000 of acquired identified intangible assets in the LyndonBank merger, representing the core deposit intangible which is subject to amortization as a non-interest expense over a ten year period. The accumulated amortization expense was $4,024,659 and $3,751,964 as of June 30, 2017 and 2016, respectively.

Amortization expense for the core deposit intangible for the first six months of 2017 and 2016 was $136,350. The future amortization expense related to the remaining core deposit intangible is $136,341 and will be fully expensed in 2017.

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

Securities AFS and HTM:  Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds and default rates. Level 1 securities would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include federal agency securities and securities of local municipalities.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

June 30, 2017	Level 2
Assets: (market approach)
U.S. GSE debt securities	$18,313,188
Agency MBS	13,078,619
Other investments	4,242,909
$35,634,716

December 31, 2016	Level 2
Assets: (market approach)
U.S. GSE debt securities	$17,317,328
Agency MBS	13,154,228
Other investments	3,243,495
$33,715,051

June 30, 2016	Level 2
Assets: (market approach)
U.S. GSE debt securities	$11,890,890
Agency MBS	13,151,647
Other investments	3,037,138
$28,079,675

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

Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

June 30, 2017	Level 2
Assets: (market approach)
MSRs (1)	$1,151,241
Impaired loans, net of related allowance	25,050
OREO	343,928

December 31, 2016	Level 2
Assets: (market approach)
MSRs (1)	$1,210,695
Impaired loans, net of related allowance	508,872
OREO	394,000

June 30, 2016	Level 2
Assets: (market approach)
MSRs (1)	$1,264,148
Impaired loans, net of related allowance	983,790
OREO	409,000

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company's financial instruments were as follows:

June 30, 2017		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$37,026	$37,026	$0	$0	$37,026
Securities held-to-maturity	36,418	0	37,065	0	37,065
Securities available-for-sale	35,635	0	35,635	0	35,635
Restricted equity securities	1,943	0	1,943	0	1,943
Loans and loans held-for-sale
Commercial & industrial	78,609	0	0	79,311	79,311
Commercial real estate	207,207	0	0	208,632	208,632
Residential real estate - 1st lien	163,489	0	25	166,085	166,110
Residential real estate - Jr lien	41,762	0	0	42,199	42,199
Consumer	6,903	0	0	7,147	7,147
MSRs (1)	1,151	0	1,341	0	1,341
Accrued interest receivable	1,746	0	1,746	0	1,746

Financial liabilities:
Deposits
Other deposits	479,131	0	478,412	0	478,412
Brokered deposits	54,176	0	54,177	0	54,177
Short-term borrowings	10,000	0	10,000	0	10,000
Long-term borrowings	3,550	0	3,205	0	3,205
Repurchase agreements	28,863	0	28,863	0	28,863
Capital lease obligations	435	0	435	0	435
Subordinated debentures	12,887	0	12,844	0	12,844
Accrued interest payable	125	0	125	0	125

(1) Reported fair value represents all MSRs for loans serviced by the Company at June 30, 2017, regardless of carrying amount.

December 31, 2016		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$29,614	$29,614	$0	$0	$29,614
Securities held-to-maturity	49,887	0	51,035	0	51,035
Securities available-for-sale	33,715	0	33,715	0	33,715
Restricted equity securities	2,756	0	2,756	0	2,756
Loans and loans held-for-sale
Commercial & industrial	67,972	0	48	68,727	68,775
Commercial real estate	199,136	0	601	201,560	202,161
Residential real estate - 1st lien	165,243	0	941	166,858	167,799
Residential real estate - Jr lien	42,536	0	109	42,948	43,057
Consumer	7,084	0	0	7,371	7,371
MSRs(1)	1,211	0	1,302	0	1,302
Accrued interest receivable	1,819	0	1,819	0	1,819

Financial liabilities:
Deposits
Other deposits	470,002	0	469,323	0	469,323
Brokered deposits	34,733	0	34,745	0	34,745
Short-term borrowings	30,000	0	30,000	0	30,000
Long-term borrowings	1,550	0	1,376	0	1,376
Repurchase agreements	30,423	0	30,423	0	30,423
Capital lease obligations	483	0	483	0	483
Subordinated debentures	12,887	0	12,849	0	12,849
Accrued interest payable	73	0	73	0	73

(1) Reported fair value represents all MSRs for loans serviced by the Company at December 31, 2016, regardless of carrying amount.

June 30, 2016		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$24,334	$24,334	$0	$0	$24,334
Securities held-to-maturity	34,013	0	34,682	0	34,682
Securities available-for-sale	28,080	0	28,080	0	28,080
Restricted equity securities	2,610	0	2,610	0	2,610
Loans and loans held-for-sale
Commercial & industrial	72,030	0	192	73,096	73,288
Commercial real estate	183,577	0	896	188,112	189,008
Residential real estate - 1st lien	160,599	0	1,931	162,930	164,861
Residential real estate - Jr lien	43,650	0	252	44,080	44,332
Consumer	7,215	0	0	7,533	7,533
Mortgage servicing rights	1,264	0	1,333	0	1,333
Accrued interest receivable	1,558	0	1,558	0	1,558

Financial liabilities:
Deposits
Other deposits	448,752	0	449,061	0	449,061
Brokered deposits	20,231	0	20,237	0	20,237
Short-term borrowings	30,000	0	30,000	0	30,000
Long-term borrowings	350	0	328	0	328
Repurchase agreements	26,837	0	26,837	0	26,837
Capital lease obligations	515	0	515	0	515
Subordinated debentures	12,887	0	12,853	0	12,853
Accrued interest payable	61	0	61	0	61

(1) Reported fair value represents all MSRs for loans serviced by the Company at June 30, 2016, regardless of carrying amount.

Note 8. Loan Servicing

The following table shows the changes in the carrying amount of the mortgage servicing rights, included in other assets in the consolidated balance sheets, for the periods indicated:

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2017	December 31, 2016	June 30, 2016

Balance at beginning of year	$1,210,695	$1,293,079	$1,293,079
Mortgage servicing rights capitalized	54,603	176,705	98,054
Mortgage servicing rights amortized	(114,057)	(266,603)	(134,499)
Change in valuation allowance	0	7,514	7,514
Balance at end of period	$1,151,241	$1,210,695	$1,264,148

Note 9. Legal Proceedings

In the normal course of business, the Company and its subsidiary are involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10. Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by US GAAP. On June 15, 2017, the Company declared a cash dividend of $0.17 per common share payable August 1, 2017 to shareholders of record as of July 15, 2017. This dividend, amounting to $862,376, was accrued at June 30, 2017.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Period Ended June 30, 2017

The following discussion analyzes the consolidated financial condition of Community Bancorp. (the Company) and its wholly-owned subsidiary, Community National Bank (the Bank), as of June 30, 2017, December 31, 2016 and June 30, 2016, and its consolidated results of operations for the six-month interim period presented. Under applicable regulations of the Securities and Exchange Commission (SEC) the Company is eligible for relief from certain disclosure requirements available to smaller reporting companies until it files its first quarterly report on Form 10-Q for 2018.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2016 Annual Report on Form 10-K filed with the SEC.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains certain forward-looking statements about the results of operations, financial condition and business of the Company and its subsidiary. Words used in the discussion below such as "believes," "expects," "anticipates," "intends," "estimates," "plans," "predicts," or similar expressions, indicate that management of the Company is making forward-looking statements.

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

OVERVIEW

The Company’s consolidated assets on June 30, 2017 were $648,174,342, an increase of $10,520,677, or 1.7%, from December 31, 2016 and an increase of $51,966,609, or 8.7%, from June 30, 2016. Net loans increased $15,440,927, or 3.2%, since December 31, 2016 and $30,911,605, or 6.6%, since June 30, 2016. The year over year increase in the loan portfolio is attributable to growth in commercial loans and was funded primarily through an increase in deposit accounts and wholesale funding in the form of purchased deposits. In the year to date comparison, while net loans increased 3.2%, this was offset by a decrease in the held-to-maturity portfolio due to the maturing of tax anticipation loans with the local school districts on June 30, 2017. The decrease in municipal investments is cyclical in nature as June 30 is the end of the annual municipal finance cycle for school districts in Vermont. Tax anticipation loans for fiscal year 2018 were funded on July 1, 2017 in an amount comparable to the balances that matured on June 30.

Total deposits increased $28,572,247, or 5.7%, since December 31, 2016 due to an $11.2 million, or 12.9%, increase in savings accounts, and a $13.9 million, or 14.3%, increase in other time deposits. In the year over year comparison, deposits increased $64,324,123, or 13.7%. Core deposits saw increases in all areas in the year over year comparison, while a decrease is noted in money market accounts, year to date, due to the seasonal runoff of municipal deposits. Some of the increase in time deposits in both comparison periods is attributable to the Company’s use of brokered deposits, both the national certificate of deposit (CD) market and the Certificate of Deposit Account Registry Service (CDARS).

Despite three fed funds rate increases of 25 basis points each since December 2015, interest rates remain at historically low levels, and the yield curve is still not providing any meaningful relief on margin pressure as long-term rates have stayed in a tight range. Growth of the commercial loan portfolio in recent years, which typically carries higher yields than residential and consumer loans, has helped to maintain a stable level of interest income. This shift in asset mix is in line with the Company’s strategic plan to increase its concentration in commercial loans while maintaining a stable residential loan portfolio. While commercial loans inherently carry more risk, the Company has dedicated significant resources in the credit administration department to mitigate the additional risk. The opportunities for growth continue to be primarily in the Central Vermont market, where economic activity is more robust than in the Company’s Orleans and Caledonia county markets, and where the Company is increasing its presence and market share. The Company opened a loan production office in Chittenden County, the economic hub of Vermont, during the first quarter of 2017, which should further drive commercial loan activity.

Interest income increased $481,459, or 8.1%, for the second quarter of 2017 compared to the same quarter in 2016, and $819,597, or 7.0%, for the first six months of 2017 compared to the same period in 2016. Interest expense increased $72,509, or 10.7%, for the second quarter of 2017 compared to the same quarter in 2016, and $143,658, or 10.7%, for the first six months of 2017 compared to the same period in 2016. The increase in interest income year over year reflects the higher balances in net loans, which exceeded the prior year by $30.9 million, or 6.6%. While the increases in interest income in both comparison periods are largely due to the increase in the asset base, the increase in short-term rates is starting to have an impact as well, as is reflected in interest income for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016. The increase in interest paid on deposits is attributable to a higher utilization of brokered time deposits, which carry higher rates than core non-maturity deposits as well as the impact the increase in fed funds rate has had on interest expense on borrowed funds and the interest expense associated with the Company’s s junior subordinated debentures.

Net interest income after the provision for loan losses improved by $408,950, or 8.0%, for the second quarter of 2017 compared to the same quarter in 2016, and $625,939, or 6.1%, for the six months ended June 30, 2017 compared to the same period in 2016. The charge to income for the provision for loan losses increased $50,000, or 20.0%, for the six month comparison period due to a combination of a low level of losses in the first quarter of 2016 and the increase in the loan portfolio, year over year. Please refer to the Allowance for loan losses and provisions discussion in the Credit Risk section for more information.

Net income for the second quarter of 2017 was $1,499,513, an increase of $204,314, or 15.8%, over net income of $1,295,199 for the second quarter of 2016 and net income for the first six months of 2017 was $2,913,729, an increase of $449,036, or 18.2%, over net income of $2,464,693 for the same period in 2016. As stated above, net interest income contributed significantly to the Company’s increase in earnings. Additionally, an increase in non-interest income of $63,032, or 4.8% for the quarter and $195,399, or 7.6% year to date helped to offset in part the impact of increases in total non-interest expenses of $217,388, or 4.7% and 266,215, or 2.8%, respectively. The increases in non-interest income are attributable mostly to the courtesy overdraft program implemented in the third quarter of 2016. With the increase in market rates, the opportunity for refinancing has diminished and the mortgage business is primarily from new purchase financing. Residential mortgage lending activity is lagging behind 2016 levels, with residential mortgage originations totaling $21,770,230 for the first six months of 2017 compared to $22,263,622 for the same period of 2016, which is also reflected in the decrease in the Company’s loan fee income. Of those originations during the first six months of 2017, secondary market sales totaled $7,441,718, compared to $11,326,275 for the first six months of 2016, providing points and premiums from the sales of these mortgages of $374,367 and $452,491, respectively, a decrease of 17.3%.

The increases in non-interest expenses are mostly attributable to increases in occupancy expense, marketing expense and expenditures related to technology initiatives. Please refer to the Non-interest Income and Expense sections for more information.

On June 15, 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per common share, payable on August 1, 2017 to shareholders of record on July 15, 2017. This represents an increase in the quarterly dividend of $0.01 per share, compared to 2016 and is attributable to the Bank’s strong performance in 2016, demonstrating the confidence of the Board of Directors and management team in the Company’s ability to generate shareholder value. The Company is focused on increasing the profitability of the balance sheet, and prudently managing operating expenses and risk, particularly credit risk, in order to remain a well-capitalized bank in this challenging interest rate environment.

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

● the allowance for loan losses (ALL);
● other real estate owned (OREO);
● valuation of residential mortgage servicing rights (MSRs);
● other than temporary impairment of investment securities; and
● the carrying value of goodwill.

These policies are described further in the Company’s 2016 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. Except for certain changes in the Company’s methodology for calculating the ALL, which were adopted during the second quarter of 2017 and which is described below in the Credit Risk section of this MD&A, there were no material changes during the first six months of 2017 in the Company’s critical accounting policies.

RESULTS OF OPERATIONS

Net income for the second quarter of 2017 was $1,499,513 or $0.29 per common share, compared to $1,295,199 or $0.25 per common share for the same quarter of 2016, and net income for the first six months of 2017 was $2,913,729 or $0.57 per common share, compared to $2,464,693 or $0.48 per common share for the same period in 2016. Core earnings (net interest income) for the second quarter of 2017 increased $408,950, or 7.7% compared to the same quarter in 2017 and $675,939, or 6.5%, for the six months ended June 30, 2017 compared to the prior year. In light of the continued pressure on net interest margin and spread in this flat yield curve environment, the Company is pleased with these increases. To help offset this pressure, the Company has continued to shift assets from lower yielding taxable investments to loans, especially commercial loans, and to shift a portion of the investment portfolio to higher yielding small business administration securities (SBA) and agency mortgage-backed securities (Agency MBS) within its available-for-sale (AFS) portfolio. Compared to the same period last year, during the first six months of 2017, the loan mix continued to shift in favor of higher yielding commercial loans, while the deposit mix experienced an increase in lower cost non-maturity deposits, both of which have benefitted the Company’s net interest income. Interest paid on deposits, which is the major component of total interest expense, increased $59,409, or 11.7%, for the second quarter of 2017 compared to the same quarter of 2016, and $80,604, or 7.9%, in the first six months of 2017 compared to the same period of 2016, reflecting the increased deposit balances and reflecting the increases in rates on wholesale funds and brokered deposits. The Company recorded a provision for loan losses of $150,000 for the second quarter of 2017 and 2016, and six month provisions for loan losses of $300,000 and $250,000, respectively. Non-interest income increased $63,032, or 4.8%, for the second quarter of 2017 compared to the same quarter of 2016 and $195,399, or 7.6%, for the first six months of 2017 compared to 2016. Non-interest expense increased $217,388, or 4.7% for the second quarter of 2017 compared to the same quarter of 2016 and $266,215, or 2.8%, for the first six months of 2017 compared to the prior year. The section below labeled Non-Interest Income and Non-Interest Expense provides a more detailed discussion on the significant components of these items.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized for the comparison periods.

	Three Months Ended June 30,
	2017	2016
Return on Average Assets	0.93%	0.87%
Return on Average Equity	10.80%	9.87%

	Six Months Ended June 30,
	2017	2016
Return on Average Assets	0.92%	0.84%
Return on Average Equity	10.64%	9.46%

The following table summarizes the earnings performance and certain balance sheet data of the Company for the periods presented.

SELECTED FINANCIAL DATA (Unaudited)

	June 30,	December 31,	June 30,
	2017	2016	2016
Balance Sheet Data
Net loans	$497,721,838	$482,280,911	$466,810,233
Total assets	648,174,342	637,653,665	596,207,733
Total deposits	533,307,279	504,735,032	468,983,156
Borrowed funds	13,550,000	31,550,000	30,350,000
Total liabilities	592,057,028	583,202,148	543,253,494
Total shareholders' equity	56,117,314	54,451,517	52,954,239

Book value per common share outstanding	$10.54	$10.27	$10.04

	Six Months Ended June 30,
	2017	2016
Operating Data
Total interest income	$12,601,230	$11,781,633
Total interest expense	1,483,915	1,340,257
Net interest income	11,117,315	10,441,376

Provision for loan losses	300,000	250,000
Net interest income after provision for loan losses	10,817,315	10,191,376

Non-interest income	2,751,949	2,556,550
Non-interest expense	9,623,687	9,357,472
Income before income taxes	3,945,577	3,390,454
Applicable income tax expense(1)	1,031,848	925,761

Net Income	$2,913,729	$2,464,693

Per Common Share Data
Earnings per common share (2)	$0.57	$0.48
Dividends declared per common share	$0.34	$0.32
Weighted average number of common shares outstanding	5,070,453	5,008,121
Number of common shares outstanding, period end	5,087,652	5,026,790

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

The Company’s tax-exempt interest income of $336,197 for the three months ended June 30, 2017 and $660,729 for the first six months of 2017, compared to $322,150 and $602,247, respectively, for the same periods last year was derived from municipal investments, which comprised the entire held-to-maturity (HTM) portfolio of $36,418,414 at June 30, 2017, and $34,013,002 at June 30, 2016.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the quarterly comparison periods presented.

	Three Months Ended June 30,
	2017	2016

Net interest income as presented	$5,695,333	$5,286,383
Effect of tax-exempt income	173,192	165,956
Net interest income, tax equivalent	$5,868,525	$5,452,339

	Six Months Ended June 30,
	2017	2016

Net interest income as presented	$11,117,315	$10,441,376
Effect of tax-exempt income	340,376	310,248
Net interest income, tax equivalent	$11,457,691	$10,751,624

The following tables present average interest-earning assets and average interest-bearing liabilities supporting earning assets. Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended June 30,
		2017			2016
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$493,133,662	$5,875,766	4.78%	$464,865,518	$5,478,997	4.74%
Taxable investment securities	33,512,371	164,644	1.97%	26,946,237	128,197	1.91%
Tax-exempt investment securities	54,233,974	509,389	3.77%	51,697,883	488,106	3.80%
Sweep and interest-earning accounts	11,456,863	27,366	0.96%	4,027,584	4,700	0.47%
Other investments (2)	2,427,314	40,864	6.75%	2,542,707	29,334	4.64%
	$594,764,184	$6,618,029	4.46%	$550,079,929	$6,129,334	4.48%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$118,247,103	$67,062	0.23%	$110,404,866	$50,133	0.18%
Money market accounts	88,031,136	203,376	0.93%	85,507,052	211,138	0.99%
Savings deposits	97,448,357	30,895	0.13%	85,898,605	26,410	0.12%
Time deposits	122,874,075	266,777	0.87%	108,754,441	221,020	0.82%
Borrowed funds	10,300,659	18,979	0.74%	17,496,525	23,578	0.54%
Repurchase agreements	29,644,902	22,235	0.30%	26,355,146	19,314	0.29%
Capital lease obligations	443,522	9,065	8.18%	522,626	10,667	8.16%
Junior subordinated debentures	12,887,000	131,115	4.08%	12,887,000	114,735	3.58%
	$479,876,754	$749,504	0.63%	$447,826,261	$676,995	0.61%

Net interest income		$5,868,525			$5,452,339
Net interest spread (3)			3.83%			3.87%
Net interest margin (4)			3.96%			3.99%

(1) Included in gross loans are non-accrual loans with an average balance of $2,562,901 and $3,179,107 for the three months ended June 30, 2017 and 2016, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses, less loans held-for-sale.
(2) Included in other investments is the Company’s FHLBB Stock with average balances of $1,452,164 and $1,567,557 for the three months ended June 30, 2017 and 2016, respectively, and a dividend rate of approximately 4.08%
and 3.63%, respectively, per quarter.
(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average earning assets.

	Six Months Ended June 30,
		2017			2016
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$489,232,619	$11,492,633	4.74%	$459,842,951	$10,849,421	4.74%
Taxable investment securities	34,737,861	316,370	1.84%	29,081,460	255,646	1.77%
Tax-exempt investment securities	53,102,100	1,001,105	3.80%	48,243,249	912,495	3.80%
Sweep and interest-earning accounts	12,743,237	54,838	0.87%	6,557,888	15,606	0.48%
Other investments (2)	2,722,976	76,660	5.68%	2,559,163	58,713	4.61%
	$592,538,793	$12,941,606	4.40%	$546,284,711	$12,091,881	4.45%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$116,998,410	$124,276	0.21%	$112,926,874	$103,833	0.18%
Money market accounts	86,341,709	407,273	0.95%	86,581,602	428,606	1.00%
Savings deposits	95,020,360	59,320	0.13%	84,449,518	52,009	0.12%
Time deposits	120,921,569	515,030	0.86%	108,910,228	440,847	0.81%
Borrowed funds	16,005,359	61,667	0.78%	12,113,153	31,634	0.53%
Repurchase agreements	29,532,936	43,762	0.30%	25,396,197	37,305	0.30%
Capital lease obligations	455,473	18,612	8.17%	533,515	21,769	8.16%
Junior subordinated debentures	12,887,000	253,975	3.97%	12,887,000	224,254	3.50%
	$478,162,816	$1,483,915	0.63%	$443,798,087	$1,340,257	0.61%

Net interest income		$11,457,691			$10,751,624
Net interest spread (3)			3.77%			3.84%
Net interest margin (4)			3.90%			3.96%

(1) Included in gross loans are non-accrual loans with an average balance of $2,549,410 and $3,597,146 for the six months ended June 30, 2017 and 2016, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses, less loans held-for-sale.
(2) Included in other investments is the Company’s FHLBB Stock with average balances of $1,747,826 and $1,584,013 respectively, and a dividend rate of approximately 4.11% and 3.86%, respectively, for the first six months of
2017 and 2016, respectively.
(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three- and six-month periods ended June 30, 2017 increased 8.1% and 8.5%, respectively, compared to the same periods last year. Average yield on interest-earning assets for the second quarter decreased two basis points, to 4.46%, compared to 4.48% for the same period last year, and decreased five basis points for the six months ended June 30, 2017, to 4.40%, from 4.45% for the same period last year.

The average volume of loans increased over the three- and six-month comparison periods of 2017 versus 2016, by 6.1% and 6.4%, respectively, while the average yield on loans increased four basis points for the second quarter, to 4.78%, compared to 4.74% for the second quarter of 2016, but remained flat for the six months ended June 30, 2017, at 4.74%. The decline in average yields for the first six months of 2017 compared to 2016, as well as the calculation of the net interest spread and margin is attributable to the fact that some of the recent growth in the loan portfolio has been the larger, higher credit quality loans that command slightly lower pricing. Interest earned on the loan portfolio as a percentage of total interest income decreased for the three- and six- month periods ended June 30, 2017, comprising approximately 88.8% of total interest income in both periods, versus 89.4% and 89.7%, respectively, for the same periods last year.

The average volume of the taxable investment portfolio (classified as available-for-sale) increased 24.4% during the second quarter of 2017 and 19.5% year to date, compared to the same periods last year. Average yields on the taxable investment portfolio increased six basis points and seven basis points, for the second quarter of 2017 and year to date, respectively, compared to the same periods last year. These increases are due primarily to an effort to continue to incrementally grow the investment portfolio as the balance sheet grows in order to provide additional liquidity and pledgeable assets.  The average volume of the tax exempt portfolio (classified as held-to-maturity and consisting of municipal securities) increased 4.9% during the second quarter of 2017 and 10.1% year to date, compared to the same periods last year due in part to the efforts of the Company to reach out into the Central Vermont and Chittenden County markets for municipal business. The average tax-equivalent yield on the tax exempt portfolio decreased by three basis points during the second quarter of 2017, but remained flat for the six- month period ended June 30, 2017 compared to the same periods last year, reflecting the continued low rate environment as well as competitive pressures for municipal investments.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest bearing account at the Federal Reserve Bank of Boston (FRBB) and two correspondent banks, increased 184.5% during the three-month period and 94.3% during the six-month period ended June 30, 2017 compared to the same periods last year, and the average yield on these funds increased 49 basis points and 39 basis points, respectively. This increase in volume is attributable to a higher balance of cash periodically held on hand in anticipation of funding loan growth.

In comparison, the average volume of interest-bearing liabilities for the three- and six-month periods ended June 30, 2017 increased 7.2% and 7.7%, respectively, compared to the same period last year. The average rate paid on interest-bearing liabilities increased two basis points during the second quarter of 2017 and the first six months of 2017, compared to the same periods last year.

The average volume of interest-bearing transaction accounts increased 7.1% and 3.6%, respectively, during the second quarter and first six months of 2017, compared to the same periods last year, and the average rate paid on these accounts increased five basis points and three basis points, respectively. The average volume of money market accounts increased 3.0% during the three-month period ended June 30, 2017, but decreased 0.3% during the six-month period ended June 30, 2017, compared to the same periods in 2016, and the average rate paid on these deposits decreased six basis points during the second quarter of 2017 and five basis points in the year to date comparison periods. The decrease in year-to-date average balances is due to the seasonal runoff of municipal deposits.  The average volume of savings accounts increased by 13.5% and 12.5%, respectively, for the three-month and six-month comparison periods of 2017 versus 2016, partially due to several escrow accounts for deposits held for the future purchase of properties in the Stowe area which account for approximately half of the increase. Some of the increase may still be due in part to the continued shift in product mix from retail time deposits to savings accounts as consumers anticipate higher rates in the near future. Compared to the same periods in 2016, the average volume of retail time deposits decreased 1.3% during the second quarter, and 2.6% year to date 2017, while the average volume of wholesale time deposits increased during both the three- and six-month comparison periods in 2017. With the recent increases in short term rates, there has been a small amount of pressure from the more rate sensitive deposit holders for higher rates. Otherwise, the market is not yet showing any signs of higher rates being paid on deposit products. Wholesale time deposits have been an increasingly beneficial source of funding throughout 2016 and into 2017 as they have provided large blocks of funding without the need to disrupt pricing in the Company’s local markets. These funds can be obtained relatively quickly on an as-needed basis, making them a valuable alternative to traditional term borrowings from the FHLBB.

The average volume of borrowed funds decreased 41.1% and increased 32.1%, respectively, for the three-month and six-month comparison periods of 2017 versus 2016, while the average rate paid on these accounts increased in both periods by 20 basis points and 25 basis points, respectively. The average volume of repurchase agreements increased 12.5% and 16.3%, respectively, for three- and six-month periods ended June 30, 2017, compared to the same periods in 2016, while the average rate paid on repurchase agreements increased one basis point during the three-month period ended June 30, 2017, but remained flat for the six-month period of 2017, compared to the same periods in 2016.

For the three months ended June 30, 2017 and 2016, the average yield on interest-earning assets decreased two basis points, while the average rate paid on interest-bearing liabilities increased two basis points. For the six months ended June 30, 2017 and 2016, the average yield on interest-earning assets decreased five basis points, while the average rate paid on interest-bearing liabilities increased two basis points. Net interest spread for the second quarter of 2017 was 3.83%, a decrease of four basis points from 3.87% for the same period in 2016, and for the six-month comparison periods of 2017 and 2016, was 3.77% and 3.84%, respectively. Net interest margin decreased three basis points during the second quarter of 2017 compared to the second quarter of 2016, and six basis points during the six-month comparison periods of 2017 and 2016.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2017 and 2016 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$63,622	$333,147	$396,769	$(49,517)	$692,729	$643,212
Taxable investment securities	5,266	31,182	36,448	10,938	49,786	60,724
Tax-exempt investment securities	(2,678)	23,961	21,283	(3,204)	91,814	88,610
Sweep and interest-earning accounts	13,984	8,682	22,666	24,468	14,764	39,232
Other investments	13,471	(1,942)	11,529	14,192	3,755	17,947
	$93,665	$395,030	$488,695	$(3,123)	$852,848	$849,725

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$13,419	$3,510	$16,929	$16,799	$3,644	$20,443
Money market accounts	(13,975)	6,213	(7,762)	(20,203)	(1,130)	(21,333)
Savings deposits	1,039	3,446	4,485	1,003	6,308	7,311
Time deposits	16,970	28,787	45,757	25,803	48,380	74,183
Borrowed funds	8,677	(13,276)	(4,599)	19,775	10,258	30,033
Repurchase agreements	549	2,372	2,921	286	6,171	6,457
Capital lease obligations	11	(1,613)	(1,602)	5	(3,162)	(3,157)
Junior subordinated debentures	16,380	0	16,380	29,721	0	29,721
	$43,070	$29,439	$72,509	$73,189	$70,469	$143,658

Changes in net interest income	$50,595	$365,591	$416,186	$(76,312)	$782,379	$706,067

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented are as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	Income	Percent	2017	2016	Income	Percent

Service fees	$772,238	$655,540	$116,698	17.80%	$1,520,355	$1,273,219	$247,136	19.41%
Income from sold loans	184,072	231,297	(47,225)	-20.42%	374,367	452,491	(78,124)	-17.27%
Other income from loans	209,288	210,703	(1,415)	-0.67%	394,905	406,591	(11,686)	-2.87%
Net realized gain on sale of
securities available-for-sale	1,270	0	1,270	100.00%	3,400	0	3,400	100.00%
Income from CFSG Partners	85,334	101,002	(15,668)	-15.51%	198,514	183,581	14,933	8.13%
Exchange income	23,500	24,000	(500)	-2.08%	44,500	51,500	(7,000)	-13.59%
SERP fair value adjustment	17,377	7,935	9,442	118.99%	47,491	14,406	33,085	229.66%
Other income	88,652	88,222	430	0.49%	168,417	174,762	(6,345)	-3.63%
Total non-interest income	$1,381,731	$1,318,699	$63,032	4.78%	$2,751,949	$2,556,550	$195,399	7.64%

Total non-interest income increased $63,032 for the second quarter of 2017 and $195,399 for the first six months of 2017 versus the same periods in 2016, with significant changes noted in the following:

●
Service fees on deposit accounts increased $116,698, or 17.8%, for the second quarter and $247,136, or 19.4%, year over year due to the implementation of the Bank’s new courtesy overdraft protection program at the beginning of the third quarter in 2016, which provided an increase of $98,505, or 51.5% and $225,403, or 63.0%, compared to the second quarter and first six months of 2016, respectively.

●
Income from sold loans decreased $47,225, or 20.4%, for the second quarter and $78,124, or 17.3%, year over year, due to a decrease in the volume of secondary market sales year over year, resulting from the increase in market rates as mentioned in the overview.

●
Income from CFSG Partners decreased $15,668, or 15.5%, for the second quarter, but increased $14,933, or 8.1%, year over year. The decrease for the second quarter is due to an increase in expenses and the increase year over year is attributable to an increase in asset management fees due to an increase in the equity markets.

●
Exchange income was flat when comparing the second quarter 2017 to 2016 but decreased $7,000, or 13.6%, year over year due to fluctuations in the currency rates during the first quarter of 2017 as the U.S. dollar strengthened in relation to the Canadian dollar.

●
SERP fair value adjustment increased $9,442, or 119.0%, for the second quarter and $33,085, or 230.0%, year over year due to increases in the equity markets. The final payment of SERP benefits was paid on July 1, 2017 and the related asset liquidated shortly thereafter. A final loss on the sale of $4,019 was recorded at the time of sale. Other than this loss recorded in the third quarter of 2017, there will no longer be an impact to earnings from this line item.

Non-interest Expense

The components of non-interest expense for the periods presented are as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	Expense	Percent	2017	2016	Expense	Percent

Salaries and wages	$1,703,751	$1,725,000	$(21,249)	-1.23%	$3,414,875	$3,450,000	$(35,125)	-1.02%
Employee benefits	692,418	685,082	7,336	1.07%	1,333,979	1,370,164	(36,185)	-2.64%
Occupancy expenses, net	661,294	606,358	54,936	9.06%	1,348,727	1,252,104	96,623	7.72%
Other expenses
Computer outsourcing	138,988	125,280	13,708	10.94%	277,106	247,975	29,131	11.75%
Service contracts - administrative	101,655	96,217	5,438	5.65%	196,663	185,916	10,747	5.78%
Marketing expense	126,992	92,400	34,592	37.44%	247,498	184,800	62,698	33.93%
Consultant services	53,342	29,410	23,932	81.37%	101,822	64,460	37,362	57.96%
Collection & non-accruing loan
expense	17,055	10,000	7,055	70.55%	20,710	38,000	(17,290)	-45.50%
Miscellaneous computer expense	28,453	7,614	20,839	273.69%	56,812	25,863	30,949	119.67%
OREO expense	6,000	36,463	(30,463)	-83.54%	12,804	31,969	(19,165)	-59.95%
Other miscellaneous expenses	1,362,620	1,261,356	101,264	8.03%	2,612,691	2,506,221	106,470	4.25%
Total non-interest expense	$4,892,568	$4,675,180	$217,388	4.65%	$9,623,687	$9,357,472	$266,215	2.84%

Total non-interest expense increased $217,388, or 4.7%, for the second quarter of 2017 and $266,215, or 2.8%, for the first six months of 2017 compared to the same periods in 2016 with significant changes noted in the following:

●
Salaries and wages decreased $21,249, or 1.2%, for the second quarter and $35,125, or 1.0%, due primarily to the retirement of an executive employee that offset normal salary increases.

●
Occupancy expenses increased $54,936, or 9.1% for the second quarter and $96,623, or 7.7%, year over year, due in part to the fact that the region experienced a shift to more seasonable winter conditions compared to the past few years causing an increase in heating costs and maintenance costs for snow removal. The Company has also seen a higher level of repairs and service to HVAC and sprinkler systems and expenses for general maintenance and repair of branch premises. Also contributing to the increase in occupancy is the cost of the lease on the Burlington loan production office that opened in the first quarter of 2017 in the amount of $16,950 for the first six months of 2017.

●
Computer outsourcing increased $13,708, or 10.9%, for the second quarter and $29,131, or 11.8%, year over year due in part to an increase in purchased electronic technology services from the Company’s core vendor, particularly in the area of electronic and mobile banking.

●
Marketing expense increased $34,592, or 37.4%, for the second quarter and $62,698, or 33.9%, year over year due to the Company’s strategic decision to enhance marketing efforts, including a shift to television ads from paper and radio, in the 2017 calendar year.

●
Consultant services increased $23,932, or 81.4%, for the second quarter and $37,362, or 58.0%, year over year partly due to a contract with a consultant for technology related projects.

●
Collection & non-accruing loan expense increased $7,055, or 70.6%, for the second quarter, while a decrease of $17,290, or 45.5%, is noted year over year. The variance in both comparison periods is due to non-recurring recovery of expenses of approximately $14,000 in the second quarter of 2016 and $30,000 in the first quarter of 2017.

●
Miscellaneous computer expense increased $20,839, or 273.7%, for the second quarter and $30,949, or 119.7%, year over year, partly due to an upgrade of the devices used for board and management reporting which has eliminated the use and distribution of paper reports. As the cost of some technology decreases, individual items are below the depreciable threshold and become a direct expense.

●
OREO expense decreased $30,463, or 83.5% for the second quarter and $19,165, or 60.0%, year over year. During the second quarter of 2016, a $26,000 write-down was taken on an OREO property, contributing to the decrease for the second quarter in 2017 versus 2016, while, in the first quarter of 2016, the Company recouped approximately $15,000 in condominium association fees on a former OREO property, helping to offset expenses in 2016.

APPLICABLE INCOME TAXES

The provision for income taxes increased $50,280, or 10.4%, to $534,983 for the second quarter of 2017 compared to $484,703 for the same period in 2016 and $106,087, or 11.5%, to $1,031,848 for the first six months of 2017 compared to $925,761 for the first six months of 2016. These increases are due primarily to an increase in income before taxes of $254,594, or 14.3%, for the second quarter of 2017 compared to the same quarter in 2016, and an increase of $555,123, or 16.4%, for the first six months of 2017 compared to the same period in 2016. Tax credits related to limited partnerships amounted to $106,599 and $98,475, respectively, for the second quarter of 2017 and 2016, and $213,198 and $196,950 for the first six months of 2017 and 2016.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $105,414 and $102,006, respectively, for the second quarter of 2017 and 2016, and $210,828 and $204,012 for the first six months of 2017 and 2016, respectively. These investments provide tax benefits, including tax credits, and are designed to provide an effective yield of between 8% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	June 30, 2017		December 31, 2016		June 30, 2016
Assets
Loans	$502,772,845	77.57%	$487,249,226	76.41%	$471,567,355	79.09%
Securities available-for-sale	35,634,716	5.50%	33,715,051	5.29%	28,079,675	4.71%
Securities held-to-maturity	36,418,414	5.62%	49,886,631	7.82%	34,013,002	5.70%

Liabilities
Demand deposits	110,398,464	17.03%	104,472,268	16.38%	95,419,388	16.00%
Interest-bearing transaction accounts	116,869,761	18.03%	118,053,360	18.51%	106,925,038	17.93%
Money market accounts	73,279,696	11.31%	79,042,619	12.40%	70,354,509	11.80%
Savings deposits	97,929,768	15.11%	86,776,856	13.61%	86,733,253	14.55%
Time deposits	134,829,590	20.80%	116,389,929	18.25%	109,550,968	18.37%
Federal Funds Purchased	10,000,000	1.54%	0	0.00%	0	0.00%
Short-term advances	0	0.00%	30,000,000	4.70%	30,000,000	5.03%
Long-term advances	3,550,000	0.55%	1,550,000	0.24%	350,000	0.06%

The Company's total loan portfolio at June 30, 2017 increased $15,523,619, or 3.2%, from December 31, 2016 and $31,205,490, or 6.6%, year over year. Securities available-for-sale increased $1,919,665, or 5.7%, year to date, and $7,555,041, or 26.9%, year over year. Securities held-to-maturity decreased $13,468,217, or 27.0%, year to date reflecting the June 30 fiscal year cycle of many municipal customers, but increased $2,405,412, or 7.1%, year over year. Held-to-maturity securities are made up of investments from the Company’s municipal customers in its service areas. While the Company has used maturing securities to fund loan growth in recent periods, the liquidity provided by these investments is very important, and the portfolio has increased year over year to help support the growth in the loan portfolio, as this asset growth requires additional liquidity.

Total deposits increased $28,572,247, or 5.7%, from December 31, 2016 to June 30, 2017, and an increase of $64,324,123, or 13.7%, is noted year over year. Demand deposits increased $5,926,196, or 5.7%, year to date and $14,979,076, or 15.7%, year over year, split between growth in business checking ($10.1 million, or 17.6%) and regular checking ($4.9 million, or 12.8%). The Company is seeing growth in the business customer base and improvements in financial health of existing business customers. Money market accounts decreased $5,762,923, or 7.3%, year to date, and increased $2,925,187, or 4.2% year over year, due in part to the seasonal year-to-date municipal deposit decline and a growth in regular money market accounts both year-to-date and year-over-year. Savings deposits increased significantly in both periods, with increases of $11,152,912, or 12.9%, year to date and $11,196,515, or 12.9%, year over year. As mentioned earlier, this is due to multiple construction escrow accounts. Time deposits increased $18,439,661, or 15.8%, year to date and $25,278,622, or 23.1%, year over year, which is entirely attributable to an increase in wholesale purchased time deposits. Overnight purchases and short-term advances from the FHLBB totaling $10,000,000 were reported at June 30, 2017, $30,000,000 at December 31, 2016 and $30,000,000 at June 30, 2016. In addition, there were outstanding long-term advances from the FHLBB of $3,550,000 at June 30, 2017, $1,550,000 at December 31, 2016, and $350,000 at June 30, 2016.

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

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning June 30, 2017:

Rate Change	Percent Change in NII

Down 100 basis points	-2.7%
Up 200 basis points	3.5%

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

Residential mortgages represent approximately half of the Company’s loan balances; that level has been on a gradual decline in recent years, with a strategic shift to commercial lending. The Company maintains a mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (“PMI”). A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. Junior lien home equity products make up 20.4% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

The Company’s strategy is to continue growing the commercial & industrial and commercial real estate portfolios. Consistent with the strategic focus on commercial lending, both segments saw solid growth during 2016 despite some significant loan payoffs during the period. The 2016 growth included balances being drawn on commercial construction loans and higher balances on commercial lines of credit. Commercial and commercial real estate loan demand has continued into 2017 and is expected to increase with the funding of construction projects and draws on lines of credit that are at a seasonal low point. Commercial and commercial real estate loans together comprised 54.9% of the Company’s loan portfolio at June 30, 2016, growing to 55.5% at December 31, 2016 and to 57.5% at June 30, 2017. The increase in the absolute and relative size of the commercial loan portfolio has also increased geographic diversification, with much of the growth in commercial loans occurring along the I-89 corridor from White River Junction through Chittenden County.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	June 30, 2017		December 31, 2016		June 30, 2016

Commercial & industrial	$79,361,739	15.78%	$68,730,573	14.11%	$72,878,438	15.45%
Commercial real estate	209,886,793	41.75%	201,728,280	41.40%	185,950,674	39.43%
1 - 4 family residential - 1st lien	164,398,836	32.70%	166,691,962	34.21%	161,361,864	34.22%
1 - 4 family residential - Jr lien	42,166,407	8.39%	42,927,335	8.81%	44,078,168	9.35%
Consumer	6,959,070	1.38%	7,171,076	1.47%	7,298,211	1.55%
Total loans	502,772,845	100.00%	487,249,226	100.00%	471,567,355	100.00%
Deduct (add):
Allowance for loan losses	5,374,378		5,278,445		5,077,420
Deferred net loan costs	(323,371)		(310,130)		(320,298)
Net loans	$497,721,838		$482,280,911		$466,810,233

Risk in the Company’s commercial & industrial and commercial real estate loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the U.S. Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) Rural Development. At June 30, 2017, the Company had $25,530,712 in guaranteed loans with guaranteed balances of $19,318,996, compared to $23,929,426 in guaranteed loans with guaranteed balances of $18,128,676 at December 31, 2016 and $23,426,836 in guaranteed loans with guaranteed balances of $17,764,760 at June 30, 2016.

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

The Company’s non-performing assets decreased $541,553 or 13.6% during the first six months of 2017. The change in non-performing assets is primarily the result of several residential loans moving under ninety days past due. Claims receivable on related government guarantees were $0 at June 30, 2017 compared to $56,319 at December 31, 2016 and $126,909 at June 30, 2016, with numerous USDA and SBA claims settled and paid throughout 2016. Non-performing loans as of June 30, 2017 carried USDA and SBA guarantees totaling $137,468, compared to $146,323 at December 31, 2016 and $149,341 at June 30, 2016.

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	June 30, 2017		December 31, 2016		June 30, 2016

Loans past due 90 days or more
and still accruing
Commercial & industrial	$0	0.00%	$26,042	0.65%	$120,111	2.56%
Commercial real estate	15,011	0.43%	0	0.00%	406,451	8.65%
Residential real estate - 1st lien	354,988	10.29%	1,068,083	26.75%	694,007	14.77%
Residential real estate - Jr lien	71,614	2.07%	27,905	0.70%	0	0.00%
Consumer	0	0.00%	2,176	0.05%	0	0.00%
	441,613	12.79%	1,124,206	28.15%	1,220,569	25.98%

Non-accrual loans (1)
Commercial & industrial	135,379	3.92%	143,128	3.59%	256,456	5.46%
Commercial real estate	728,093	21.10%	765,584	19.17%	966,071	20.57%
Residential real estate - 1st lien	1,403,312	40.66%	1,227,220	30.74%	1,467,171	31.23%
Residential real estate - Jr lien	398,862	11.56%	338,602	8.48%	377,911	8.05%
	2,665,646	77.24%	2,474,534	61.98%	3,067,609	65.31%

Other real estate owned	343,928	9.97%	394,000	9.87%	409,000	8.71%

	$3,451,187	100.00%	$3,992,740	100.00%	$4,697,178	100.00%

(1) No consumer loans were in non-accrual status as of the consolidated balance sheet dates. In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due.

The Company’s OREO portfolio at June 30, 2017 consisted of two residential properties and one commercial property compared to two residential properties at December 31, 2016 and two residential properties at June 30, 2016. All of the residential properties were acquired through the normal foreclosure process. The Company took control of two commercial properties in 2017, one in January and the other in March. One of the commercial properties sold in April, 2017 and the other failed to sell at auction in May, 2017 and will be listed for sale.

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

The non-performing assets in the table above include the following TDRs that were past due 90 days or more or in non-accrual status as of the dates presented:

	June 30, 2017		December 31, 2016		June 30, 2016
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
Commercial & industrial	2	$135,379	2	$143,127	3	$191,919
Commercial real estate	2	337,516	2	354,811	2	373,767
Residential real estate - 1st lien	7	427,170	9	516,886	10	684,636
Residential real estate - Jr lien	1	0	2	117,158	1	52,130
	12	$900,065	15	$1,131,982	16	$1,302,452

The remaining TDRs were performing in accordance with their modified terms as of the dates presented and consisted of the following:

	June 30, 2017		December 31, 2016		June 30, 2016
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
Commercial & industrial	0	$0	0	$0	2	$35,340
Commercial real estate	5	1,312,535	5	1,350,480	5	1,391,990
Residential real estate - 1st lien	53	2,742,449	28	2,722,973	27	2,558,079
Residential real estate - Jr lien	2	63,452	2	63,971	3	132,822
	60	$4,118,436	35	$4,137,424	37	$4,118,231

As of the balance sheet dates, the Company evaluates whether it is contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans. The Company is contractually committed to lend on one SBA guaranteed line of credit to a borrower whose lending relationship was previously restructured.

Allowance for loan losses and provisions - The Company maintains an ALL at a level that management believes is appropriate to absorb losses inherent in the loan portfolio as of the measurement date (See Note 5 of the Company’s unaudited financial statements). Although the Company, in establishing the ALL, considers the inherent losses in individual loans and pools of loans, the ALL is a general reserve available to absorb all credit losses in the loan portfolio. No part of the ALL is segregated to absorb losses from any particular loan or segment of loans.

When establishing the ALL each quarter, the Company applies a combination of historical loss factors and qualitative factors to loan segments, including residential first and junior lien mortgages, commercial real estate, commercial & industrial, and consumer loan portfolios. The Company applies numerous qualitative factors to each segment of the loan portfolio. Those factors include the levels of and trends in delinquencies and non-accrual loans, criticized and classified assets, volumes and terms of loans, and the impact of any loan policy changes. Experience, ability and depth of lending personnel, levels of policy and documentation exceptions, national and local economic trends, the competitive environment, and concentrations of credit are also factors considered.

Specific allocations to the ALL are made for certain impaired loans. Impaired loans include all troubled debt restructurings and loans to a borrower that in aggregate are greater than $100,000 and that are in non-accrual status. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including interest and principal, according to the contractual terms of the loan agreement. The Company will review all the facts and circumstances surrounding non-accrual loans and on a case-by-case basis may consider loans below the threshold as impaired when such treatment is material to the financial statements. See Note 5 to the accompanying unaudited interim consolidated financial statements for information on the recorded investment in impaired loans and their related allocations.

During the second quarter of 2017, the Company transitioned to a software solution for preparing the ALL calculation and related reports, replacing previously used Excel spreadsheets. The software solution provides the Company with stronger data integrity, ease and efficiency in ALL preparation, and helps ready the company for the future transition to the Current Expected Credit Loss (CECL) model.

During the implementation and testing of the software, several changes to the underlying ALL methodology were made. Those changes included (i) removing the government guaranteed balances from both the pooled loans and impaired loans, (ii) treating all TDRs as impaired regardless of size, and (iii) using a fixed look back period for historical losses based on loss history and economic conditions versus the highest look back period of the last 5 years. The impact of not reserving for government guaranteed balances reduced required reserves by approximately $207,000 and the change to historical loss methodology saw required reserves fall by approximately $151,000, while the inclusion of all TDRs in the impaired calculation increased required reserves by approximately $111,000. The net impact of methodology changes reduced required reserves by approximately $247,000 for the quarter ended June 30, 2017.

The second quarter required reserves increased by $29,396. Pooled reserves associated with strong loan growth accounted for approximately $165,000 in required reserves, while increases in qualitative factors for delinquency/non-accrual and criticized and classified loans levels for the commercial real estate and residential real estate portfolios accounted for an increase of $110,000. These increases were largely offset by the one-time methodology changes noted above.

The following table summarizes the Company's loan loss experience for the periods presented:

	As of or Six Months Ended June 30,
	2017	2016

Loans outstanding, end of period	$502,772,845	$471,567,355
Average loans outstanding during period	$489,232,619	$459,842,951
Non-accruing loans, end of period	$2,665,646	$3,067,609
Non-accruing loans, net of government guarantees	$2,528,178	$2,918,268

Allowance, beginning of period	$5,278,445	$5,011,878
Loans charged off:
Commercial & industrial	0	(10,836)
Commercial real estate	(160,207)	0
Residential real estate - 1st lien	(4,735)	(192,549)
Residential real estate - Jr lien	(15,311)	0
Consumer loans	(63,791)	(23,973)
Total loans charged off	(244,044)	(227,358)
Recoveries:
Commercial & industrial	4,318	20,475
Commercial real estate	230	0
Residential real estate - 1st lien	10,217	5,686
Residential real estate - Jr lien	120	120
Consumer loans	25,092	16,619
Total recoveries	39,977	42,900
Net loans charged off	(204,067)	(184,458)
Provision charged to income	300,000	250,000
Allowance, end of period	$5,374,378	$5,077,420

Net charge offs to average loans outstanding	0.042%	0.040%
Provision charged to income as a percent of average loans	0.061%	0.054%
Allowance to average loans outstanding	1.099%	1.104%
Allowance to non-accruing loans	201.616%	165.517%
Allowance to non-accruing loans net of government guarantees	212.579%	173.987%

The provision increased $50,000, or 20.0%, for the first six months of 2017 compared to the same period in 2016. The lower provision in 2016 was principally related to the comparatively low level of net loan losses experienced during the first three months of 2016. The first quarter 2017 provision supported higher losses driven by one particular commercial real estate charge off. The decrease in the size of the overall portfolio at March 31, 2017 compared to year-end precluded the need for any additional first quarter provision. The second quarter of 2017 saw light loan losses coupled with strong loan growth and as such the provision remained on budget at $300,000 year-to-date.

The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

The second quarter ALL analysis shows the reserve balance of $5,374,378 at June 30, 2017 is sufficient to cover losses that are probable and estimable with an unallocated reserve of approximately $360,000. The reserve balance and unallocated amount continue to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite. The portion of the ALL termed "unallocated" is established to absorb inherent losses that exist as of the measurement date although not specifically identified through management's process for estimating credit losses. While the ALL is described as consisting of separate allocated portions, the entire ALL is available to support loan losses, regardless of category. Unallocated reserves are considered by management to be appropriate in light of the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and commercial real estate loans and the risk associated with the relatively new, unseasoned loans in those portfolios. The adequacy of the ALL is reviewed quarterly by the risk management committee of the Board of Directors and then presented to the full Board of Directors for approval.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first six months of 2017, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk were as follows:

	Contract or Notional Amount
	June 30,	December 31,
	2017	2016

Unused portions of home equity lines of credit	$28,897,210	$25,535,104
Residential construction lines of credit	3,856,723	3,676,176
Commercial real estate and other construction lines of credit	36,544,468	25,951,345
Commercial and industrial commitments	36,661,726	36,227,213
Other commitments to extend credit	42,448,589	42,459,454
Standby letters of credit and commercial letters of credit	1,870,247	2,009,788
Recourse on sale of credit card portfolio	269,005	258,555
MPF credit enhancement obligation, net of liability recorded	596,101	748,239

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the CDARS program provide an alternative funding source when needed. Such deposits are generally considered a form of brokered deposits.  At June 30, 2017, the Company had one-way CDARS outstanding totaling $15,000,923 compared to no one way CDARS at December 31, 2016 and June 30, 2016. In addition, two-way CDARS deposits allow the Company to provide Federal Deposit Insurance Corporation (FDIC) deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members. At June 30, 2017, the Company reported $3,058,649 in two-way CDARS deposits, representing exchanged deposits with other CDARS participating banks, compared to $3,141,773 at December 31, 2016 and $2,865,275 at June 30, 2016. The balance in insured cash sweep (ICS) reciprocal money market deposits was $13,110,607 at June 30, 2017, compared to $11,909,300 at December 31, 2016 and $11,411,879 at June 30, 2016, and the balance in ICS demand deposits was $4,903,771, $5,706,882 and $5,954,280, respectively.

At June 30, 2017, December 31, 2016 and June 30, 2016, borrowing capacity of $85,030,206, $68,163,543 and $71,600,549, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits. The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods. Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	June 30,	December 31,	June 30,
	2017	2016	2016
Long-Term Advances(1)
FHLBB term advance, 0.00%, due February 26, 2021	$350,000	$350,000	$350,000
FHLBB term advance, 0.00%, due November 22, 2021	1,000,000	1,000,000	0
FHLBB term advance, 0.00%, due June 09, 2022	2,000,000	0	0
FHLBB term advance, 0.00%, due September 22, 2023	200,000	200,000	0
	3,550,000	1,550,000	350,000
Short-Term Advances
FHLBB term advances, 0.77% and 0.65% fixed rate, due
February 8, 2017 and August 10, 2016, respectively	0	10,000,000	5,000,000
FHLBB term advance 0.77% and 0.54% fixed rate, due
February 24, 2017 and August 24, 2016, respectively	0	10,000,000	10,000,000
FHLBB term advance 0.92% and 0.54% fixed rate, due
June 14, 2017 and August 26, 2016, respectively	0	10,000,000	15,000,000
	0	30,000,000	30,000,000
Overnight Borrowings
Federal funds purchased (FHLBB), 1.30%	10,000,000	0	0

	$13,550,000	$31,550,000	$30,350,000

(1)
The Company has borrowed a total of $3,550,000 under the FHLBB’s Jobs for New England (JNE) program, a program dedicated to supporting job growth and economic development throughout New England. The FHLBB is providing a subsidy, funded by the FHLBB’s earnings, to write down interest rates to zero percent on advances that finance qualifying loans to small businesses. JNE advances must support small business in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities.

The Company has a Borrower-in-Custody (BIC) arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available credit line of $62,615,763, $77,862,708, and $70,424,270, respectively, at June 30, 2017, December 31, 2016 and June 30, 2016. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 175 basis points. The Company had no outstanding advances against this credit line during any of the periods presented.

The Company has unsecured lines of credit with three correspondent banks with aggregate available borrowing capacity totaling $12,500,000 as of June 30, 2017 and December 31, 2016 and unsecured lines of credit with two correspondent banks with aggregate available borrowing capacity of $7,500,000 as of June 30, 2016. There were no outstanding advances against any of these lines during any of the respective comparison periods.

Securities sold under agreements to repurchase provide another funding source for the Company. At June 30, 2017, December 31, 2016 and June 30, 2016, the Company had outstanding repurchase agreement balances of $28,862,766, $30,423,195 and $26,837,466, respectively. These repurchase agreements mature and are repriced daily.

The following table illustrates the changes in shareholders' equity from December 31, 2016 to June 30, 2017:

Balance at December 31, 2016 (book value $10.27 per common share)	$54,451,517
Net income	2,913,729
Issuance of stock through the Dividend Reinvestment Plan	473,358
Dividends declared on common stock	(1,722,227)
Dividends declared on preferred stock	(48,438)
Unrealized loss on available-for-sale securities during the period, net of tax	(49,375)
Balance at June 30, 2017 (book value $10.54 per common share)	$56,117,314

The primary objective of the Company’s capital planning process is to balance appropriately the retention of capital to support operations and future growth, with the goal of providing shareholders an attractive return on their investment. To that end, management monitors capital retention and dividend policies on an ongoing basis.

As described in more detail in the Company’s 2016 Annual Report on Form 10-K in Note 20 to the audited consolidated financial statements contained therein and under the caption “LIQUIDITY AND CAPITAL RESOURCES” in the MD&A section of such report, the Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies pursuant to which they must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Beginning in 2016, an additional capital conservation buffer has been added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The Company’s and the Bank’s capital conservation buffer was 5.45% and 5.29%, respectively, at June 30, 2017. As of June 30, 2017, both the Company and the Bank exceeded the required capital conservation buffer of 1.25% and, on a pro forma basis, would be compliant with the fully phased-in capital conservation buffer requirement.

As of June 30, 2017, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded applicable consolidated regulatory guidelines for capital adequacy.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as applicable regulatory capital requirements, as of the dates indicated.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions(1):
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2017

Common equity tier 1 capital
(to risk-weighted assets)
Company	$57,417	12.29%	$21,025	4.50%	N/A	N/A
Bank	$56,624	12.13%	$21,001	4.50%	$30,335	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$57,417	12.29%	$28,033	6.00%	N/A	N/A
Bank	$56,624	12.13%	$28,001	6.00%	$37,335	8.00%

Total capital (to risk-weighted assets)
Company	$62,835	13.45%	$37,378	8.00%	N/A	N/A
Bank	$62,042	13.29%	$37,335	8.00%	$46,669	10.00%

Tier 1 capital (to average assets)
Company	$57,417	9.05%	$25,370	4.00%	N/A	N/A
Bank	$56,624	8.93%	$25,352	4.00%	$31,690	5.00%

December 31, 2016:

Common equity tier 1 capital
(to risk-weighted assets)
Company	$55,690	12.34%	$20,304	4.50%	N/A	N/A
Bank	$55,120	12.23%	$20,274	4.50%	$29,285	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$55,690	12.34%	$27,072	6.00%	N/A	N/A
Bank	$55,120	12.23%	$27,032	6.00%	$36,043	8.00%

Total capital (to risk-weighted assets)
Company	$61,012	13.52%	$36,096	8.00%	N/A	N/A
Bank	$60,443	13.42%	$36,043	8.00%	$45,054	10.00%

Tier 1 capital (to average assets)
Company	$55,690	9.17%	$24,305	4.00%	N/A	N/A
Bank	$55,120	9.08%	$24,281	4.00%	$30,351	5.00%

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As of June 30, 2017, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of June 30, 2017 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended June 30, 2017, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). As of the period presented, there were no Publicly Announced Plans of the Company requiring disclosure of the “Total number of shares purchased as part of the publicly announced plan” and the “maximum number of shares that may yet be purchased under the plan at the end of the period”.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)(2)	Per Share

April 1 - April 30	0	$0.00
May 1 - May 30	3,530	17.00
June 1 - June 30	791	17.50
Total	4,321	$17.09

(1)  All 4,321 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2)  Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's Dividend Reinvestment Plan.

ITEM 6. Exhibits

The following exhibits are filed with this report:

Exhibit 31.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101--The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six month interim periods ended June 30, 2017 and 2016, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: August 11, 2017	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: August 11, 2017	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Exhibit 101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the six month interim periods ended June 30, 2017 and 2016, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.