Form 10-Q
period 2017-09-30
COMMUNITY BANCORP /VT
filed 2017-11-09
CIK 718413

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Table of Content

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES (  )     NO(X)

At November 02, 2017, there were 5,099,479 shares outstanding of the Corporation's common stock.

Table of Content

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	September 30,	December 31,	September 30,
Consolidated Balance Sheets	2017	2016	2016
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$13,655,114	$10,943,344	$11,705,902
Federal funds sold and overnight deposits	16,064,422	18,670,942	673,911
Total cash and cash equivalents	29,719,536	29,614,286	12,379,813
Securities held-to-maturity (HTM) (fair value $54,571,000 at
09/30/17, $51,035,000 at 12/31/16 and $57,592,000 at 09/30/16)	53,882,287	49,886,631	56,837,100
Securities available-for-sale (AFS)	36,719,673	33,715,051	29,412,216
Restricted equity securities, at cost	1,700,050	2,755,850	1,855,850
Loans held-for-sale	687,100	0	708,975
Loans	506,048,119	487,249,226	470,186,895
Allowance for loan losses (ALL)	(5,436,313)	(5,278,445)	(5,179,965)
Deferred net loan costs	318,452	310,130	312,565
Net loans	500,930,258	482,280,911	465,319,495
Bank premises and equipment, net	10,542,790	10,830,556	10,833,164
Accrued interest receivable	1,893,478	1,818,510	1,649,964
Bank owned life insurance (BOLI)	4,697,837	4,625,406	4,599,301
Core deposit intangible	68,166	272,691	340,861
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	324,235	394,000	409,000
Other assets	8,799,392	9,885,504	9,870,422
Total assets	$661,539,071	$637,653,665	$605,790,430
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$115,930,899	$104,472,268	$101,259,470
Interest-bearing transaction accounts	127,426,517	118,053,360	119,981,648
Money market funds	85,947,545	79,042,619	76,976,376
Savings	99,439,616	86,776,856	91,274,380
Time deposits, $250,000 and over	18,097,628	19,274,880	10,848,979
Other time deposits	109,910,115	97,115,049	103,466,053
Total deposits	556,752,320	504,735,032	503,806,906
Borrowed funds	3,550,000	31,550,000	5,795,000
Repurchase agreements	27,458,927	30,423,195	25,834,249
Capital lease obligations	409,147	483,161	493,810
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	3,260,937	3,123,760	3,129,831
Total liabilities	604,318,331	583,202,148	551,946,796
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized,
5,310,776 shares issued at 09/30/17, 5,269,053 shares issued
at 12/31/16 and 5,253,090 shares issued at 09/30/16	13,276,940	13,172,633	13,132,725
Additional paid-in capital	31,434,250	30,825,658	30,639,268
Retained earnings	12,711,488	10,666,782	9,991,842
Accumulated other comprehensive (loss) income	(79,161)	(90,779)	202,576
Less: treasury stock, at cost; 210,101 shares at 09/30/17,
12/31/16, and 09/30/16	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	57,220,740	54,451,517	53,843,634
Total liabilities and shareholders' equity	$661,539,071	$637,653,665	$605,790,430

Book value per common share outstanding	$10.73	$10.27	$10.18

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Community Bancorp. and Subsidiary	Three Months Ended September 30,
Consolidated Statements of Income	2017	2016
(Unaudited)
Interest income
Interest and fees on loans	$6,244,899	$5,732,855
Interest on debt securities
Taxable	171,880	128,767
Tax-exempt	332,102	339,999
Dividends	41,320	49,429
Interest on federal funds sold and overnight deposits	29,964	3,048
Total interest income	6,820,165	6,254,098

Interest expense
Interest on deposits	628,534	504,170
Interest on borrowed funds	12,213	53,404
Interest on repurchase agreements	20,564	18,820
Interest on junior subordinated debentures	134,881	115,349
Total interest expense	796,192	691,743

Net interest income	6,023,973	5,562,355
Provision for loan losses	150,000	150,000
Net interest income after provision for loan losses	5,873,973	5,412,355

Non-interest income
Service fees	773,419	719,341
Income from sold loans	185,844	230,623
Other income from loans	222,026	209,882
Net realized gain on sale of securities available-for-sale	1,246	0
Other income	266,712	323,674
Total non-interest income	1,449,247	1,483,520

Non-interest expense
Salaries and wages	1,653,751	1,725,000
Employee benefits	682,944	679,762
Occupancy expenses, net	614,817	605,378
Other expenses	1,890,604	1,780,363
Total non-interest expense	4,842,116	4,790,503

Income before income taxes	2,481,104	2,105,372
Income tax expense	688,155	589,472
Net income	$1,792,949	$1,515,900

Earnings per common share	$0.35	$0.30
Weighted average number of common shares
used in computing earnings per share	5,091,283	5,032,156
Dividends declared per common share	$0.17	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Community Bancorp. and Subsidiary	Nine Months Ended September 30,
Consolidated Statements of Income	2017	2016
(Unaudited)
Interest income
Interest and fees on loans	$17,737,531	$16,582,276
Interest on debt securities
Taxable	488,250	384,413
Tax-exempt	992,831	942,246
Dividends	117,979	108,141
Interest on federal funds sold and overnight deposits	84,802	18,654
Total interest income	19,421,393	18,035,730

Interest expense
Interest on deposits	1,734,432	1,529,465
Interest on borrowed funds	92,492	106,807
Interest on repurchase agreements	64,326	56,125
Interest on junior subordinated debentures	388,855	339,603
Total interest expense	2,280,105	2,032,000

Net interest income	17,141,288	16,003,730
Provision for loan losses	450,000	400,000
Net interest income after provision for loan losses	16,691,288	15,603,730

Non-interest income
Service fees	2,293,773	1,992,560
Income from sold loans	560,210	683,114
Other income from loans	616,931	616,473
Net realized gain on sale of securities available-for-sale	4,647	0
Other income	725,635	747,923
Total non-interest income	4,201,196	4,040,070

Non-interest expense
Salaries and wages	5,068,626	5,175,000
Employee benefits	2,016,923	2,049,926
Occupancy expenses, net	1,963,543	1,857,482
Other expenses	5,416,710	5,065,565
Total non-interest expense	14,465,802	14,147,973

Income before income taxes	6,426,682	5,495,827
Income tax expense	1,720,003	1,515,234
Net income	$4,706,679	$3,980,593

Earnings per common share	$0.91	$0.78
Weighted average number of common shares
used in computing earnings per share	5,077,473	5,016,191
Dividends declared per common share	$0.51	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended September 30,
	2017	2016

Net income	$1,792,949	$1,515,900

Other comprehensive income, net of tax:
Unrealized holding loss on available-for-sale securities
arising during the period	(55,963)	(46,840)
Reclassification adjustment for gain realized in income	(1,246)	0
Unrealized loss during the period	(57,209)	(46,840)
Tax effect	19,451	15,926
Other comprehensive loss, net of tax	(37,758)	(30,914)
Total comprehensive income	$1,755,191	$1,484,986

	Nine Months Ended September 30,
	2017	2016

Net income	$4,706,679	$3,980,593

Other comprehensive income, net of tax:
Unrealized holding gain on available-for-sale securities
arising during the period	22,250	375,713
Reclassification adjustment for gain realized in income	(4,647)	0
Unrealized gain during the period	17,603	375,713
Tax effect	(5,985)	(127,742)
Other comprehensive income, net of tax	11,618	247,971
Total comprehensive income	$4,718,297	$4,228,564

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended September 30,
	2017	2016

Cash Flows from Operating Activities:
Net income	$4,706,679	$3,980,593
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	772,344	779,240
Provision for loan losses	450,000	400,000
Deferred income tax	8,937	(132,862)
Gain on sale of securities available-for-sale	(4,647)	0
Gain on sale of loans	(250,826)	(351,824)
Loss on sale of bank premises and equipment	1,580	0
(Gain) loss on sale of OREO	(143)	4,965
Income from Trust LLC	(314,572)	(326,675)
Amortization of bond premium, net	86,467	90,099
Write down of OREO	0	26,000
Proceeds from sales of loans held for sale	11,163,180	18,648,432
Originations of loans held for sale	(11,599,454)	(17,806,183)
Increase in taxes payable	298,146	358,630
Increase in interest receivable	(74,968)	(16,751)
Decrease in mortgage servicing rights	97,661	77,768
Decrease (increase) in other assets	1,013,781	(17,149)
Increase in cash surrender value of BOLI	(72,431)	(78,815)
Amortization of core deposit intangible	204,525	204,525
Amortization of limited partnerships	462,924	439,470
(Increase) decrease in unamortized loan costs	(8,322)	3,926
Increase (decrease) in interest payable	36,179	(8,421)
Increase in accrued expenses	457,667	93,410
(Decrease) increase in other liabilities	(860,426)	17,835
Net cash provided by operating activities	6,574,281	6,386,213

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	30,488,706	28,312,853
Purchases	(34,484,362)	(41,795,534)
Investments - available-for-sale
Maturities, calls, pay downs and sales	9,737,133	4,550,645
Purchases	(12,805,972)	(7,206,847)
Proceeds from redemption of restricted equity securities	1,055,800	1,866,400
Purchases of restricted equity securities	0	(1,280,600)
Increase (decrease) in limited partnership contributions payable	459,250	(687,500)
Investments in limited partnerships	(486,750)	0
Increase in loans, net	(19,492,075)	(12,747,728)
Capital expenditures for bank premises and equipment	(486,158)	(152,199)
Proceeds from sales of OREO	399,123	217,143
Recoveries of loans charged off	71,835	53,242
Net cash used in investing activities	(25,543,470)	(28,870,125)

Table of Content

	2017	2016

Cash Flows from Financing Activities:
Net increase (decrease) in demand and interest-bearing transaction accounts	20,831,788	(3,019,738)
Net increase in money market and savings accounts	19,567,686	4,588,578
Net increase in time deposits	11,617,814	6,752,504
Net (decrease) increase in repurchase agreements	(2,964,268)	3,761,011
Net decrease in short-term borrowings	(30,000,000)	(4,755,000)
Proceeds from long-term borrowings	2,000,000	550,000
Decrease in capital lease obligations	(74,014)	(64,555)
Dividends paid on preferred stock	(75,000)	(65,625)
Dividends paid on common stock	(1,829,567)	(1,735,340)
Net cash provided by financing activities	19,074,439	6,011,835

Net increase (decrease) in cash and cash equivalents	105,250	(16,472,077)
Cash and cash equivalents:
Beginning	29,614,286	28,851,890
Ending	$29,719,536	$12,379,813

Supplemental Schedule of Cash Paid During the Period:
Interest	$2,243,926	$2,040,421

Income taxes, net of refunds	$950,000	$850,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$17,603	$375,713

Loans transferred to OREO	$329,215	$395,108

Common Shares Dividends Paid:
Dividends declared	$2,586,973	$2,405,222
(Increase) decrease in dividends payable attributable to dividends declared	(44,507)	1,380
Dividends reinvested	(712,899)	(671,262)
	$1,829,567	$1,735,340

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Consolidation

The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial condition and results of operations of the Company and its subsidiary, Community National Bank (the Bank), contained herein have been made. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 contained in the Company's Annual Report on Form 10-K. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full annual period ending December 31, 2017, or for any other interim period.

Certain amounts in the 2016 unaudited consolidated income statements have been reclassified to conform to the 2017 presentation. Reclassifications had no effect on prior period net income or shareholders’ equity.

Note 2. Recent Accounting Developments

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. This guidance also changes certain disclosure requirements and other aspects of current accounting principles generally accepted in the United States of America (US GAAP). Public businesses must use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the Current Expected Credit Loss (CECL) model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale, which will require that credit losses on those securities be recorded through an allowance for credit losses rather than a write-down. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company is evaluating the impact of the adoption of the ASU on its consolidated financial statements. The ASU may have a material impact on the Company's consolidated financial statements upon adoption as it will require a change in the Company's methodology for calculating its ALL and allowance on unused commitments. The Company will transition from an incurred loss model to an expected loss model, which will likely result in an increase in the ALL upon adoption and may negatively impact the Company and the Bank's regulatory capital ratios. Additionally, ASU No. 2016-13 may reduce the carrying value of the Company's HTM investment securities as it will require an allowance for the expected losses over the life of these securities to be recorded upon adoption. The Company has formed a committee to assess the implications of this new pronouncement and transitioned to a software solution for preparing the ALL calculation and related reports that provides the Company with stronger data integrity, ease and efficiency in ALL preparation. The new software solution also provides numerous training opportunities for the appropriate personnel within the Company. The Company has gathered and will analyze the historical data to serve as a basis for estimating the ALL under CECL.

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

Table of Content

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

FASB formed a Transition Resource Group to assist it in identifying implementation issues that may require further clarification or amendment to ASU No. 2014-09. As a result of that group’s deliberations, FASB has issued several amendments, which will be effective concurrently with ASU No. 2014-09, including ASU No. 2016-08, Principal versus Agent Considerations, which clarifies whether an entity should record the gross amount of revenue or only its ultimate share when a third party is also involved in providing goods or services to a customer. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other US GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company is currently performing an overall assessment of revenue streams and reviewing contracts potentially affected by the ASU including deposit related fees, interchange fees, and merchant income, to determine the potential impact the new guidance is expected to have on its consolidated financial statements. In addition, the Company continues to follow certain implementation issues relevant to the banking industry which are still pending resolution.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). The amendments in this ASU improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, this ASU makes certain targeted improvements to simplify the application of the hedge accounting guidance in current US GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the ASU. The Company does not currently engage in hedging transactions; therefore, the ASU does not have an impact on the Company’s current consolidated financial statements.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

	Three Months Ended September 30,
	2017	2016

Net income, as reported	$1,792,949	$1,515,900
Less: dividends to preferred shareholders	26,562	21,875
Net income available to common shareholders	$1,766,387	$1,494,025
Weighted average number of common shares
used in calculating earnings per share	5,091,283	5,032,156
Earnings per common share	$0.35	$0.30

	Nine Months Ended September 30,
	2017	2016

Net income, as reported	$4,706,679	$3,980,593
Less: dividends to preferred shareholders	75,000	65,625
Net income available to common shareholders	$4,631,679	$3,914,968
Weighted average number of common shares
used in calculating earnings per share	5,077,473	5,016,191
Earnings per common share	$0.91	$0.78

Table of Content

Note 4.  Investment Securities

Securities AFS and HTM as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

September 30, 2017
U.S. Government sponsored enterprise (GSE) debt securities	$15,316,323	$9,140	$68,619	$15,256,844
Agency mortgage-backed securities (Agency MBS)	16,568,291	29,716	89,963	16,508,044
Other investments	4,955,000	11,831	12,046	4,954,785
	$36,839,614	$50,687	$170,628	$36,719,673

December 31, 2016
U.S. GSE debt securities	$17,365,805	$24,854	$73,331	$17,317,328
Agency MBS	13,265,790	3,896	115,458	13,154,228
Other investments	3,221,000	24,947	2,452	3,243,495
	$33,852,595	$53,697	$191,241	$33,715,051

September 30, 2016
U.S. GSE debt securities	$13,751,867	$96,874	$5,247	$13,843,494
Agency MBS	12,380,416	164,771	18,571	12,526,616
Other investments	2,973,000	69,106	0	3,042,106
	$29,105,283	$330,751	$23,818	$29,412,216

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

September 30, 2017
States and political subdivisions	$53,882,287	$688,713	$0	$54,571,000

December 31, 2016
States and political subdivisions	$49,886,631	$1,148,369	$0	$51,035,000

September 30, 2016
States and political subdivisions	$56,837,100	$754,900	$0	$57,592,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

Investments pledged as collateral for repurchase agreements consisted of U.S. GSE debt securities, Agency MBS securities and certificates of deposit (CDs). These repurchase agreements mature daily. These investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

September 30, 2017	$36,839,614	$36,719,673
December 31, 2016	33,604,595	33,469,254
September 30, 2016	29,105,283	29,412,216

Table of Content

The scheduled maturities of debt securities AFS as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
September 30, 2017
Due in one year or less	$2,250,000	$2,245,258
Due from one to five years	13,029,323	13,009,642
Due from five to ten years	4,992,000	4,956,729
Agency MBS	16,568,291	16,508,044
	$36,839,614	$36,719,673

December 31, 2016
Due in one year or less	$2,006,027	$2,010,287
Due from one to five years	17,335,778	17,329,503
Due from five to ten years	1,245,000	1,221,033
Agency MBS	13,265,790	13,154,228
	$33,852,595	$33,715,051

September 30, 2016
Due in one year or less	$1,000,000	$1,001,865
Due from one to five years	14,479,867	14,630,210
Due from five to ten years	1,245,000	1,253,525
Agency MBS	12,380,416	12,526,616
	$29,105,283	$29,412,216

Because the actual maturities of Agency MBS usually differ from their contractual maturities due to the right of borrowers to prepay the underlying mortgage loans, usually without penalty, those securities are not presented in the table by contractual maturity date.

The scheduled maturities of debt securities HTM as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value*
September 30, 2017
Due in one year or less	$28,773,116	$28,773,000
Due from one to five years	4,866,604	5,039,000
Due from five to ten years	3,990,576	4,163,000
Due after ten years	16,251,991	16,596,000
	$53,882,287	$54,571,000

December 31, 2016
Due in one year or less	$25,368,725	$25,369,000
Due from one to five years	4,030,900	4,318,000
Due from five to ten years	4,013,242	4,300,000
Due after ten years	16,473,764	17,048,000
	$49,886,631	$51,035,000

September 30, 2016
Due in one year or less	$35,141,204	$35,141,000
Due from one to five years	4,029,095	4,218,000
Due from five to ten years	3,430,921	3,620,000
Due after ten years	14,235,880	14,613,000
	$56,837,100	$57,592,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

Table of Content

There were no debt securities HTM in an unrealized loss position as of the balance sheet dates. Debt securities AFS with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
September 30, 2017
U.S. GSE debt securities	$9,702,979	$41,405	$1,972,786	$27,214	10	$11,675,765	$68,619
Agency MBS	11,618,020	86,230	209,545	3,733	15	11,827,565	89,963
Other investments	1,969,953	12,046	0	0	8	1,969,953	12,046
	$23,290,952	$139,681	$2,182,331	$30,947	33	$25,473,283	$170,628

December 31, 2016
U.S. GSE debt securities	$5,176,669	$73,331	$0	$0	4	$5,176,669	$73,331
Agency MBS	10,704,717	115,458	0	0	15	10,704,717	115,458
Other investments	493,548	2,452	0	0	2	493,548	2,452
	$16,374,934	$191,241	$0	$0	21	$16,374,934	$191,241

September 30, 2016
U.S. GSE debt securities	$1,994,753	$5,247	$0	$0	1	$1,994,753	$5,247
Agency MBS	2,054,035	18,571	0	0	4	2,054,035	18,571
	$4,048,788	$23,818	$0	$0	5	$4,048,788	$23,818

The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition. As of September 30, 2017, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be other than temporary.

Note 5. Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	September 30,	December 31,	September 30,
	2017	2016	2016

Commercial & industrial	$77,604,260	$68,730,573	$69,791,331
Commercial real estate	210,983,668	201,728,280	190,246,590
Residential real estate - 1st lien	167,185,874	166,691,962	161,277,406
Residential real estate - Junior (Jr) lien	43,962,578	42,927,335	41,739,827
Consumer	6,311,739	7,171,076	7,131,741
Gross Loans	506,048,119	487,249,226	470,186,895
Deduct (add):
Allowance for loan losses	5,436,313	5,278,445	5,179,965
Deferred net loan costs	(318,452)	(310,130)	(312,565)
Net Loans	$500,930,258	$482,280,911	$465,319,495

Table of Content

The following is an age analysis of loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

							90 Days or
		90 Days	Total			Non-Accrual	More and
September 30, 2017	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$76,185	$0	$76,185	$77,528,075	$77,604,260	$48,385	$0
Commercial real estate	1,186,687	228,621	1,415,308	209,568,360	210,983,668	714,720	15,011
Residential real estate
- 1st lien	1,366,466	1,823,490	3,189,956	163,995,918	167,185,874	1,511,891	725,581
- Jr lien	454,613	261,256	715,869	43,246,709	43,962,578	450,192	64,292
Consumer	53,597	2,777	56,374	6,255,365	6,311,739	0	2,777
	$3,137,548	$2,316,144	$5,453,692	$500,594,427	$506,048,119	$2,725,188	$807,661

							90 Days or
		90 Days	Total			Non-Accrual	More and
December 31, 2016	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$328,684	$26,042	$354,726	$68,375,847	$68,730,573	$143,128	$26,042
Commercial real estate	824,836	222,738	1,047,574	200,680,706	201,728,280	765,584	0
Residential real estate
- 1st lien	4,881,496	1,723,688	6,605,184	160,086,778	166,691,962	1,227,220	1,068,083
- Jr lien	984,849	116,849	1,101,698	41,825,637	42,927,335	338,602	27,905
Consumer	53,972	2,176	56,148	7,114,928	7,171,076	0	2,176
	$7,073,837	$2,091,493	$9,165,330	$478,083,896	$487,249,226	$2,474,534	$1,124,206

							90 Days or
		90 Days	Total			Non-Accrual	More and
September 30, 2016	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$236,510	$116,720	$353,230	$69,438,101	$69,791,331	$205,358	$116,720
Commercial real estate	655,874	249,749	905,623	189,340,967	190,246,590	759,332	227,302
Residential real estate
- 1st lien	1,837,612	1,005,342	2,842,954	158,434,452	161,277,406	1,289,968	744,379
- Jr lien	203,174	91,420	294,594	41,445,233	41,739,827	343,766	91,420
Consumer	66,776	0	66,776	7,064,965	7,131,741	0	0
	$2,999,946	$1,463,231	$4,463,177	$465,723,718	$470,186,895	$2,598,424	$1,179,821

For all loan segments, loans over 30 days past due are considered delinquent.

As of the balance sheet dates presented, residential mortgage loans in process of foreclosure consisted of the following:

	Number of loans	Balance

September 30, 2017	7	$443,099
December 31, 2016	8	322,663
September 30, 2016	6	250,413

Allowance for loan losses

The ALL is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance.

Table of Content

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

Table of Content

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

Specific component

The specific component of the ALL relates to loans that are impaired. Impaired loans include all troubled debt restructurings (TDR) regardless of amount and all loans to a borrower that in the aggregate are greater than $100,000 and that are in non-accrual status. A specific allowance is established for an impaired loan when its estimated impaired basis is less than the total recorded investment in the loan. For all loan segments, except consumer loans, a loan is considered impaired when, based on current information and events, in management’s estimation it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant or temporary payment delays and payment shortfalls generally are not classified as impaired. Management evaluates the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and frequency of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

ALL methodology changes implemented as of June 30, 2017

During the second quarter of 2017, the Company transitioned to a software solution for preparing the ALL calculation and related reports, replacing previously used Excel spreadsheets. The software solution provides the Company with stronger data integrity, ease and efficiency in ALL preparation, and helps ready the Company for the future transition to the CECL model. During the implementation and testing of the software, several changes to the underlying ALL methodology were made. Those changes included (i) removing the government guaranteed balances from the calculation of the ALL for both the pooled loans and impaired loans, (ii) treating all TDRs as impaired regardless of size, and (iii) using a fixed look back period for historical losses based on loss history and economic conditions rather than applying the highest look back period of the last 5 years. The Company has a solid history of collection of government guarantees; removal of the guaranteed portion of the loan balance from the ALL calculation for government guaranteed loans reduces the amount of reserves that would otherwise be required against those loans. Management expects the change to the historical loss methodology will eliminate sharp increases or decreases in loss ratios resulting from isolated losses rolling into or out of the look back period and is more reflective of the Company’s loss history during periods of economic stability. Although the inclusion of all TDRs in the impaired calculation now requires the individual analysis of a significantly larger number of loans than was the case under the previous ALL methodology, the ability to individually analyze a greater number of loans is facilitated by the new software. Compared to the prior ALL methodology, the net impact of the foregoing methodology changes reduced required reserves by approximately $247,000 for the quarter ended June 30, 2017, the quarter during which the changes were first implemented.

Table of Content

The tables below summarize changes in the ALL and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended September 30, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$695,663	$2,530,215	$1,363,324	$374,364	$51,295	$359,517	$5,374,378
Charge-offs	0	0	(84,098)	0	(35,825)	0	(119,923)
Recoveries	19,151	0	4,621	60	8,026	0	31,858
Provision (credit)	(41,481)	113,047	136,764	11,115	28,115	(97,560)	150,000
Ending balance	$673,333	$2,643,262	$1,420,611	$385,539	$51,611	$261,957	$5,436,313

As of or for the nine months ended September 30, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$726,848	$2,496,085	$1,369,757	$371,176	$83,973	$230,606	$5,278,445
Charge-offs	0	(160,207)	(88,833)	(15,311)	(99,617)	0	(363,968)
Recoveries	23,469	231	14,838	180	33,118	0	71,836
Provision (credit)	(76,984)	307,153	124,849	29,494	34,137	31,351	450,000
Ending balance	$673,333	$2,643,262	$1,420,611	$385,539	$51,611	$261,957	$5,436,313

Allowance for loan losses
Evaluated for impairment
Individually	$0	$65,150	$153,570	$119,224	$0	$0	$337,944
Collectively	673,333	2,578,112	1,267,041	266,315	51,611	261,957	5,098,369
	$673,333	$2,643,262	$1,420,611	$385,539	$51,611	$261,957	$5,436,313

Loans evaluated for impairment
Individually	$48,385	$1,936,399	$3,760,913	$379,777	$0		$6,125,474
Collectively	77,555,875	209,047,269	163,424,961	43,582,801	6,311,739		499,922,645
	$77,604,260	$210,983,668	$167,185,874	$43,962,578	$6,311,739		$506,048,119

Table of Content

As of or for the year ended December 31, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$712,902	$2,152,678	$1,368,028	$422,822	$75,689	$279,759	$5,011,878
Charge-offs	(49,009)	0	(244,149)	0	(15,404)	0	(308,562)
Recoveries	36,032	0	23,712	240	15,145	0	75,129
Provision (credit)	26,923	343,407	222,166	(51,886)	8,543	(49,153)	500,000
Ending balance	$726,848	$2,496,085	$1,369,757	$371,176	$83,973	$230,606	$5,278,445

Allowance for loan losses
Evaluated for impairment
Individually	$0	$86,400	$6,200	$114,800	$0	$0	$207,400
Collectively	726,848	2,409,685	1,363,557	256,376	83,973	230,606	5,071,045
	$726,848	$2,496,085	$1,369,757	$371,176	$83,973	$230,606	$5,278,445

Loans evaluated for impairment
Individually	$48,385	$687,495	$946,809	$224,053	$0		$1,906,742
Collectively	68,682,188	201,040,785	165,745,153	42,703,282	7,171,076		485,342,484
	$68,730,573	$201,728,280	$166,691,962	$42,927,335	$7,171,076		$487,249,226

As of or for the three months ended September 30, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$825,242	$2,316,966	$1,294,272	$414,082	$80,560	$146,298	$5,077,420
Charge-offs	(1,358)	0	(42,000)	0	(14,438)	0	(57,796)
Recoveries	2,174	0	3,974	60	4,133	0	10,341
Provision (credit)	(54,384)	34,435	82,396	(32,861)	(11,915)	132,329	150,000
Ending balance	$771,674	$2,351,401	$1,338,642	$381,281	$58,340	$278,627	$5,179,965

As of or for the nine months ended September 30, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$712,902	$2,152,678	$1,368,028	$422,822	$75,689	$279,759	$5,011,878
Charge-offs	(12,194)	0	(234,549)	0	(38,412)	0	(285,155)
Recoveries	22,650	0	9,660	180	20,752	0	53,242
Provision (credit)	48,316	198,723	195,503	(41,721)	311	(1,132)	400,000
Ending balance	$771,674	$2,351,401	$1,338,642	$381,281	$58,340	$278,627	$5,179,965

Allowance for loan losses
Evaluated for impairment
Individually	$0	$92,900	$19,000	$115,600	$0	$0	$227,500
Collectively	771,674	2,258,501	1,319,642	265,681	58,340	278,627	4,952,465
	$771,674	$2,351,401	$1,338,642	$381,281	$58,340	$278,627	$5,179,965

Loans evaluated for impairment
Individually	$188,528	$703,852	$1,064,752	$226,590	$0		$2,183,722
Collectively	69,602,803	189,542,738	160,212,654	41,513,237	7,131,741		468,003,173
	$69,791,331	$190,246,590	$161,277,406	$41,739,827	$7,131,741		$470,186,895

Table of Content

Impaired loans, by portfolio segment, were as follows:

	As of September 30, 2017
		Unpaid		Average	Average	Interest
	Recorded	Principal	Related	Recorded	Recorded	Income
	Investment	Balance	Allowance	Investment (1)	Investment (2)	Recognized (2)

Related allowance recorded
Commercial real estate	$204,645	$225,681	$65,150	$207,572	$212,451	$0
Residential real estate
- 1st lien	1,071,713	1,108,286	153,570	1,055,232	608,943	20,535
- Jr lien	224,957	293,638	119,224	254,291	238,679	305
	1,501,315	1,627,605	337,944	1,517,095	1,060,073	20,840

No related allowance recorded
Commercial & industrial	48,385	62,498		91,882	70,133	0
Commercial real estate	1,735,982	2,305,028		1,749,498	1,105,573	50,123
Residential real estate
- 1st lien	2,705,775	3,006,813		2,630,926	1,587,592	87,720
- Jr lien	154,839	154,918		145,830	107,120	0
	4,644,981	5,529,257		4,618,136	2,870,418	137,843

	$6,146,296	$7,156,862	$337,944	$6,135,231	$3,930,491	$158,683

(1) For the three months ended September 30, 2017
(2) For the nine months ended September 30, 2017

In the table above, recorded investment of impaired loans as of September 30, 2017 includes accrued interest receivable and deferred net loan costs of $20,822.

	As of December 31, 2016			2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Related allowance recorded
Commercial real estate	$220,257	$232,073	$86,400	$89,664
Residential real estate - 1st lien	271,962	275,118	6,200	350,709
Residential real estate - Jr lien	224,053	284,342	114,800	241,965
	716,272	791,533	207,400	682,338

No related allowance recorded
Commercial & industrial	48,385	62,498		183,925
Commercial real estate	467,238	521,991		1,059,542
Residential real estate - 1st lien	674,847	893,741		877,237
Residential real estate - Jr lien	0	0		15,888
	1,190,470	1,478,230		2,136,592

	$1,906,742	$2,269,763	$207,400	$2,818,930

Table of Content

	As of September 30, 2016
		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
	Investment	Balance	Allowance	Investment(1)	Investment(2)

Related allowance recorded
Commercial real estate	$228,062	$235,152	$92,900	$0	$45,612
Residential real estate
- 1st lien	436,191	579,182	19,000	435,802	296,316
- Jr lien	226,590	284,314	115,600	262,589	197,154
	890,843	1,098,648	227,500	698,391	539,082

No related allowance recorded
Commercial & industrial	188,528	262,297		198,137	174,248
Commercial real estate	475,790	523,245		901,468	966,095
Residential real estate
- 1st lien	628,561	729,602		918,378	742,267
- Jr lien	0	0		39,721	15,888
	1,292,879	1,515,144		2,057,704	1,898,498

	$2,183,722	$2,613,792	$227,500	$2,756,095	$2,437,580

(1) For the three months ended September 30, 2016
(2) For the nine months ended September 30, 2016

Interest income recognized on impaired loans was immaterial for the December 31, 2016 and September 30, 2016 periods presented.

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

Table of Content

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of September 30, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$74,066,398	$201,257,154	$164,684,918	$43,235,529	$6,308,962	$489,552,961
Group B	277,046	877,021	0	154,942	0	1,309,009
Group C	3,260,816	8,849,493	2,500,956	572,107	2,777	15,186,149
	$77,604,260	$210,983,668	$167,185,874	$43,962,578	$6,311,739	$506,048,119

As of December 31, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$67,297,983	$191,755,393	$164,708,778	$42,289,062	$7,168,901	$473,220,117
Group B	512,329	2,971,364	0	169,054	0	3,652,747
Group C	920,261	7,001,523	1,983,184	469,219	2,175	10,376,362
	$68,730,573	$201,728,280	$166,691,962	$42,927,335	$7,171,076	$487,249,226

Table of Content

As of September 30, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$67,062,235	$179,855,087	$158,989,152	$41,124,097	$7,131,741	$454,162,312
Group B	1,551,890	3,270,984	451,736	146,896	0	5,421,506
Group C	1,177,206	7,120,519	1,836,518	468,834	0	10,603,077
	$69,791,331	$190,246,590	$161,277,406	$41,739,827	$7,131,741	$470,186,895

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

New TDRs, by portfolio segment, during the periods presented were as follows:

	Three months ended September 30, 2017			Nine months ended September 30, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Residential real estate
- 1st lien	1	$80,323	$87,844	2	$122,180	$145,262

Table of Content

Year ended December 31, 2016		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate
- 1st lien	8	$572,418	$598,030
- Jr lien	2	62,819	64,977
	10	$635,237	$663,007

	Three months ended September 30, 2016			Nine months ended September 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Residential real estate
- 1st lien	3	$177,182	$185,107	8	$572,418	$598,030
- Jr lien	0	0	0	2	62,819	64,977
	3	$177,182	$185,107	10	$635,237	$663,007

The TDR’s for which there was a payment default during the twelve month periods presented were as follows:

Twelve months ended September 30, 2017	Number of	Recorded
	Contracts	Investment
Residential real estate – 1st lien	1	$87,844

Twelve months ended December 31, 2016	Number of	Recorded
	Contracts	Investment
Residential real estate - 1st lien	2	$93,230
Residential real estate - Jr lien	1	54,557
	3	$147,787

Twelve months ended September 30, 2016	Number of	Recorded
	Contracts	Investment
Commercial	1	$71,808
Commercial real estate	1	228,063
Residential real estate - 1st lien	2	94,004
Residential real estate - Jr lien	1	54,557
	5	$448,432

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

Table of Content

The specific allowances related to TDRs as of the balance sheet dates are presented in the table below.

	September 30,	December 31,	September 30,
	2017	2016	2016

Specific Allocation(1)	$216,939	$92,600	$98,600

(1) The increase in specific allocations at September 30, 2017 is principally related to the change in methodology during the second quarter of 2017 that recognized all TDR’s as impaired.

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

The Company also initially recorded $4,161,000 of acquired identified intangible assets in the LyndonBank merger, representing the core deposit intangible which is subject to amortization as a non-interest expense over a ten year period. The accumulated amortization expense was $4,092,834 and $3,820,139 as of September 30, 2017 and 2016, respectively.

Amortization expense for the core deposit intangible for the first nine months of 2017 and 2016 was $204,525. The future amortization expense related to the remaining core deposit intangible is $68,166 and will be fully expensed in 2017.

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

Table of Content

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

Loans and loans held-for-sale:  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate residential, commercial real estate, and rental property mortgage loans, and commercial and industrial loans) are estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Loan impairment is deemed to exist when full repayment of principal and interest according to the contractual terms of the loan is no longer probable. Impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. If the fair value is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the ALL. Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis. Management has estimated the fair values of collateral-dependent loans using Level 2 inputs, such as the fair value of collateral based on independent third-party appraisals. All other loans are valued using Level 3 inputs.

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

Table of Content

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

FASB Accounting Standards Codification (ASC) Topic 825, “Financial Instruments”, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

September 30, 2017	Level 2
Assets: (market approach)
U.S. GSE debt securities	$15,256,844
Agency MBS	16,508,044
Other investments	4,954,785
$36,719,673

December 31, 2016	Level 2
Assets: (market approach)
U.S. GSE debt securities	$17,317,328
Agency MBS	13,154,228
Other investments	3,243,495
$33,715,051

September 30, 2016	Level 2
Assets: (market approach)
U.S. GSE debt securities	$13,843,494
Agency MBS	12,526,616
Other investments	3,042,106
$29,412,216

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

Table of Content

Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

September 30, 2017	Level 2
Assets: (market approach)
MSRs (1)	$1,113,034
Impaired loans, net of related allowance	0
OREO	324,235

December 31, 2016	Level 2
Assets: (market approach)
MSRs (1)	$1,210,695
Impaired loans, net of related allowance	508,872
OREO	394,000

September 30, 2016	Level 2
Assets: (market approach)
MSRs (1)	$1,215,311
Impaired loans, net of related allowance	663,343
OREO	409,000

(1) Represents MSRs at lower of cost or fair value, including MSRs deemed to be impaired and for which a valuation allowance was established to carry at fair value as of the balance sheet dates presented.

There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented.

Table of Content

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company's financial instruments were as follows:

September 30, 2017		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$29,720	$29,720	$0	$0	$29,720
Securities held-to-maturity	53,882	0	54,571	0	54,571
Securities available-for-sale	36,720	0	36,720	0	36,720
Restricted equity securities	1,700	0	1,700	0	1,700
Loans and loans held-for-sale
Commercial & industrial	76,890	0	0	77,533	77,533
Commercial real estate	208,232	0	0	209,648	209,648
Residential real estate - 1st lien	166,366	0	0	168,903	168,903
Residential real estate - Jr lien	43,555	0	0	43,931	43,931
Consumer	6,256	0	0	6,491	6,491
MSRs (1)	1,113	0	1,289	0	1,289
Accrued interest receivable	1,893	0	1,893	0	1,893

Financial liabilities:
Deposits
Other deposits	502,963	0	502,203	0	502,203
Brokered deposits	53,789	0	53,786	0	53,786
Long-term borrowings	3,550	0	3,219	0	3,219
Repurchase agreements	27,459	0	27,459	0	27,459
Capital lease obligations	409	0	409	0	409
Subordinated debentures	12,887	0	12,844	0	12,844
Accrued interest payable	109	0	109	0	109

(1) Reported fair value represents all MSRs for loans serviced by the Company at September 30, 2017, regardless of carrying amount.

Table of Content

December 31, 2016		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$29,614	$29,614	$0	$0	$29,614
Securities held-to-maturity	49,887	0	51,035	0	51,035
Securities available-for-sale	33,715	0	33,715	0	33,715
Restricted equity securities	2,756	0	2,756	0	2,756
Loans and loans held-for-sale
Commercial & industrial	67,972	0	48	68,727	68,775
Commercial real estate	199,136	0	601	201,560	202,161
Residential real estate - 1st lien	165,243	0	941	166,858	167,799
Residential real estate - Jr lien	42,536	0	109	42,948	43,057
Consumer	7,084	0	0	7,371	7,371
MSRs(1)	1,211	0	1,302	0	1,302
Accrued interest receivable	1,819	0	1,819	0	1,819

Financial liabilities:
Deposits
Other deposits	470,002	0	469,323	0	469,323
Brokered deposits	34,733	0	34,745	0	34,745
Short-term borrowings	30,000	0	30,000	0	30,000
Long-term borrowings	1,550	0	1,376	0	1,376
Repurchase agreements	30,423	0	30,423	0	30,423
Capital lease obligations	483	0	483	0	483
Subordinated debentures	12,887	0	12,849	0	12,849
Accrued interest payable	73	0	73	0	73

(1) Reported fair value represents all MSRs for loans serviced by the Company at December 31, 2016, regardless of carrying amount.

Table of Content

September 30, 2016		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$12,380	$12,380	$0	$0	$12,380
Securities held-to-maturity	56,837	0	57,592	0	57,592
Securities available-for-sale	29,412	0	29,412	0	29,412
Restricted equity securities	1,856	0	1,856	0	1,856
Loans and loans held-for-sale
Commercial & industrial	68,978	0	189	69,957	70,146
Commercial real estate	187,783	0	611	192,329	192,940
Residential real estate - 1st lien	160,552	0	1,046	163,770	164,816
Residential real estate - Jr lien	41,334	0	111	41,826	41,937
Consumer	7,069	0	0	7,358	7,358
MSRs (1)	1,215	0	1,333	0	1,333
Accrued interest receivable	1,650	0	1,650	0	1,650

Financial liabilities:
Deposits
Other deposits	470,587	0	470,785	0	470,785
Brokered deposits	33,220	0	33,223	0	33,223
Federal funds purchased and short-term borrowings	5,245	0	5,245	0	5,245
Long-term borrowings	550	0	503	0	503
Repurchase agreements	25,834	0	25,834	0	25,834
Capital lease obligations	494	0	494	0	494
Subordinated debentures	12,887	0	12,852	0	12,852
Accrued interest payable	44	0	44	0	44

(1) Reported fair value represents all MSRs for loans serviced by the Company at September 30, 2016, regardless of carrying amount.

Note 8. Loan Servicing

The following table shows the changes in the carrying amount of the mortgage servicing rights, included in other assets in the consolidated balance sheets, for the periods indicated:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2017	December 31, 2016	September 30, 2016

Balance at beginning of year	$1,210,695	$1,293,079	$1,293,079
Mortgage servicing rights capitalized	82,686	176,705	152,900
Mortgage servicing rights amortized	(180,347)	(266,603)	(208,706)
Change in valuation allowance	0	7,514	(21,962)
Balance at end of period	$1,113,034	$1,210,695	$1,215,311

Note 9. Legal Proceedings

In the normal course of business, the Company and its subsidiary are involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10. Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by US GAAP. On September 22, 2017, the Company declared a cash dividend of $0.17 per common share payable November 1, 2017 to shareholders of record as of October 15, 2017. This dividend, amounting to $864,746, was accrued at September 30, 2017.

Table of Content

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Period Ended September 30, 2017

The following discussion analyzes the consolidated financial condition of Community Bancorp. (the Company) and its wholly-owned subsidiary, Community National Bank (the Bank), as of September 30, 2017, December 31, 2016 and September 30, 2016, and its consolidated results of operations for the nine-month interim periods presented. Under applicable regulations of the Securities and Exchange Commission (SEC), the Company is eligible for relief from certain disclosure requirements available to smaller reporting companies until it files its first quarterly report on Form 10-Q for 2018.

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

Table of Content

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

OVERVIEW

The Company’s consolidated assets on September 30, 2017 were $661,539,071, an increase of $23,885,406, or 3.8%, from December 31, 2016 and an increase of $55,748,641, or 9.2%, from September 30, 2016. Net loans increased $18,649,347, or 3.9%, since December 31, 2016 and $35,610,763, or 7.7%, since September 30, 2016. The year over year increase in the loan portfolio is primarily attributable to growth in commercial loans and was funded primarily through an increase in deposit accounts and wholesale funding in the form of brokered deposits.

Total deposits increased $52,017,288, or 10.3%, since December 31, 2016 due to increases in most components including $11.5 million, or 11.0%, in non-interest bearing demand accounts, $12.7 million, or 14.6%, in savings accounts, and $12.8 million, or 13.2%, in other time deposits. In the year over year comparison, deposits increased $52,945,414, or 10.5%. Core deposits saw increases in all areas in the year over year comparison, and increases are noted in money market accounts and time deposits as well. Some of the increase in time deposits in both comparison periods is attributable to the Company’s use of brokered deposits, both from purchases on the national certificate of deposit (CD) market and through the Certificate of Deposit Account Registry Service (CDARS).

Despite four federal funds rate increases of 25 basis points each since December 2015, interest rates remain at historically low levels, and the yield curve is still not providing any meaningful relief on margin pressure as long-term rates have stayed in a tight range. Growth of the commercial loan portfolio in recent years, which typically carries higher yields than residential and consumer loans, has helped to maintain a stable level of interest income. This shift in asset mix is in line with the Company’s strategic plan to increase its concentration in commercial loans while maintaining a stable residential loan portfolio. While commercial loans inherently carry more risk, the Company has dedicated significant resources in the credit administration department to mitigate the additional risk. The opportunities for growth continue to be primarily in the Central Vermont market, where economic activity is more robust than in the Company’s Orleans and Caledonia county markets, and where the Company is increasing its presence and market share. The Company opened a loan production office in Chittenden County, Vermont’s most populous county and economic hub, during the first quarter of 2017, which should further drive commercial loan activity.

Interest income increased $566,067, or 9.1%, for the third quarter of 2017 compared to the same quarter in 2016, and $1,385,663, or 7.7%, for the first nine months of 2017 compared to the same period in 2016. Interest expense increased $104,449, or 15.1%, for the third quarter of 2017 compared to the same quarter in 2016, and $248,105, or 12.2%, for the first nine months of 2017 compared to the same period in 2016. The increase in interest income year over year reflects the higher balances in net loans, which exceeded the prior year by $35.6 million, or 7.7%. While the increases in interest income in both comparison periods are largely due to the increase in the asset base, the increase in short-term rates is starting to have an impact as well, as is reflected in interest income for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016. The increase in interest paid on deposits during the first three months and nine months of 2017 is partially attributable to a higher utilization of brokered time deposits, which carry higher rates than core non-maturity deposits, as well as to increases in the volume of all categories of interest-bearing deposits. The increases in the federal funds rate have also impacted interest expense on borrowed funds and the Company’s junior subordinated debentures.

Table of Content

Net interest income after the provision for loan losses improved by $461,618, or 8.5%, for the third quarter of 2017 compared to the same quarter in 2016, and $1,087,558, or 7.0%, for the nine months ended September 30, 2017 compared to the same period in 2016. The charge to income for the provision for loan losses increased $50,000, or 12.5%, for the nine month comparison period due to a combination of a low level of losses in the first quarter of 2016 and the increase in the loan portfolio, year over year. Please refer to the Allowance for loan losses and provisions discussion in the Credit Risk section for more information.

Net income for the third quarter of 2017 was $1,792,949, an increase of $277,049, or 18.3%, over net income of $1,515,900 for the third quarter of 2016. Net income for the first nine months of 2017 was $4,706,679, an increase of $726,086, or 18.2%, over net income of $3,980,593 for the same period in 2016. As stated above, net interest income contributed significantly to the Company’s increase in earnings. A decrease in non-interest income of $34,273, or 2.3%, for the quarter and an increase of $161,126, or 4.0% year to date are noted, while total non-interest expense increased in both periods by $51,613, or 1.1%, for the quarter and $317,829, or 2.3%, year to date. The decrease in non-interest income for the third quarter of 2017 is attributable, in part, to activity associated with the Bank’s Supplemental Employee Retirement Program (SERP). While income was reported from fair market value adjustments of SERP assets in 2016, the Company reported a net loss on the liquidation of the SERP assets during the third quarter of 2017 following the final payout to the last retired participant. The increase in non-interest income year to date is attributable mostly to the courtesy overdraft program implemented in the third quarter of 2016. With the increase in market rates, the opportunity for refinancing has diminished and the mortgage business is primarily from new purchase financing, resulting in lower levels of residential mortgage lending activity in 2017 compared to 2016. Residential mortgage originations totaled $34,486,938 for the first nine months of 2017 compared to $35,257,580 for the same period of 2016, which is also reflected in the decrease in the Company’s loan fee income. Of those originations during the first nine months of 2017, secondary market sales totaled $10,912,354, compared to $18,296,608 for the first nine months of 2016, providing points and premiums from the sales of these mortgages of $250,826 and $351,824, respectively, a decrease of 28.7%.

The increases in non-interest expenses are mostly attributable to increases in occupancy expense, marketing expense and expenditures related to technology initiatives. Please refer to the Non-interest Income and Expense sections for more information.

On September 22, 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per common share, payable on November 1, 2017 to shareholders of record on October 15, 2017. This represents an increase in the quarterly dividend of $0.01 per share, compared to 2016 and is attributable to the Bank’s strong performance in 2016, demonstrating the confidence of the Board of Directors and management team in the Company’s ability to generate shareholder value. The Company is focused on increasing the profitability of the balance sheet, and prudently managing operating expenses and risk, particularly credit risk, in order to remain a well-capitalized bank in this challenging interest rate environment.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are fundamental to understanding the Company’s results of operations and financial condition because they require management to use estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results. These policies are considered by management to be critical because they require subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The Company’s critical accounting policies govern:

● the allowance for loan losses (ALL);
● other real estate owned (OREO);
● valuation of residential mortgage servicing rights (MSRs);
● other than temporary impairment of investment securities; and
● the carrying value of goodwill.

These policies are described further in the Company’s 2016 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. Except for certain changes in the Company’s methodology for calculating the ALL, which were adopted during the second quarter of 2017 and which are described below in the Credit Risk section of this MD&A, and in Note 5 (Loans, Allowance for Loan Losses and Credit Quality), there were no material changes during the first nine months of 2017 in the Company’s critical accounting policies.

Table of Content

RESULTS OF OPERATIONS

Net income for the third quarter of 2017 was $1,792,949 or $0.35 per common share, compared to $1,515,900 or $0.30 per common share for the same quarter of 2016, and net income for the first nine months of 2017 was $4,706,679 or $0.91 per common share, compared to $3,980,593 or $0.78 per common share for the same period in 2016. Core earnings (net interest income) for the third quarter of 2017 increased $461,618, or 8.3% compared to the same quarter in 2016 and $1,137,558, or 7.1%, for the nine months ended September 30, 2017 compared to the prior year. In light of the continued pressure on net interest margin and spread in this flat yield curve environment, the Company is pleased with these increases. To help offset this pressure, the Company has focused on growing the commercial loan portfolio, and shifting a portion of the investment portfolio to higher yielding Small Business Administration securities (SBA) and agency mortgage-backed securities (Agency MBS) within its available-for-sale (AFS) portfolio. FDIC insured Certificates of Deposit have also been an attractive investment class that have seen increased volume. Compared to the same period last year, during the first nine months of 2017, the loan mix continued to shift in favor of higher yielding commercial loans, while the deposit mix experienced an increase in lower cost non-maturity deposits, both of which have benefitted the Company’s net interest income. Interest paid on deposits, which is the major component of total interest expense, increased $124,364, or 24.7%, for the third quarter of 2017 compared to the same quarter of 2016, and $204,967, or 13.4%, in the first nine months of 2017 compared to the same period of 2016, reflecting the increased deposit balances and increases in rates on wholesale funds and brokered deposits. The Company recorded a provision for loan losses of $150,000 for the third quarters of 2017 and 2016, and nine month provisions for loan losses of $450,000 and $400,000, respectively. Non-interest income decreased $34,273, or 2.3%, for the third quarter of 2017 compared to the same quarter of 2016 and increased $161,126, or 4.0%, for the first nine months of 2017 compared to 2016. Non-interest expense increased $51,613, or 1.1%, for the third quarter of 2017 compared to the same quarter of 2016 and $317,829, or 2.3%, for the first nine months of 2017 compared to the prior year. The section labeled Non-Interest Income and Non-Interest Expense provides a more detailed discussion on the significant components of these items.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized for the comparison periods.

	Three Months Ended September 30,
	2017	2016
Return on Average Assets	1.09%	0.99%
Return on Average Equity	12.53%	11.29%

	Nine Months Ended September 30,
	2017	2016
Return on Average Assets	0.98%	0.89%
Return on Average Equity	11.29%	10.08%

Table of Content

The following table summarizes the earnings performance and certain balance sheet data of the Company for the periods presented.

SELECTED FINANCIAL DATA (Unaudited)

	September 30,	December 31,	September 30,
	2017	2016	2016
Balance Sheet Data
Net loans	$500,930,258	$482,280,911	$465,319,495
Total assets	661,539,071	637,653,665	605,790,430
Total deposits	556,752,320	504,735,032	503,806,906
Borrowed funds	3,550,000	31,550,000	5,795,000
Total liabilities	604,318,331	583,202,148	551,946,796
Total shareholders' equity	57,220,740	54,451,517	53,843,634

Book value per common share outstanding	$10.73	$10.27	$10.18

	Nine Months Ended September 30,
	2017	2016
Operating Data
Total interest income	$19,421,393	$18,035,730
Total interest expense	2,280,105	2,032,000
Net interest income	17,141,288	16,003,730

Provision for loan losses	450,000	400,000
Net interest income after provision for loan losses	16,691,288	15,603,730

Non-interest income	4,201,196	4,040,070
Non-interest expense	14,465,802	14,147,973
Income before income taxes	6,426,682	5,495,827
Applicable income tax expense(1)	1,720,003	1,515,234

Net Income	$4,706,679	$3,980,593

Per Common Share Data
Earnings per common share (2)	$0.91	$0.78
Dividends declared per common share	$0.51	$0.48
Weighted average number of common shares outstanding	5,077,473	5,016,191
Number of common shares outstanding, period end	5,100,675	5,042,989

(1) Applicable income tax expense assumes a 34% tax rate.
(2) Computed based on the weighted average number of common shares outstanding during the periods presented.

Table of Content

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

The Company’s tax-exempt interest income of $332,102 for the three months ended September 30, 2017 and $992,831 for the first nine months of 2017, compared to $339,999 and $942,246, respectively, for the same periods last year, was derived from municipal investments, which comprised the entire held-to-maturity (HTM) portfolio of $53,882,287 at September 30, 2017, and $56,837,100 at September 30, 2016.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the comparison periods presented.

	Three Months Ended September 30,
	2017	2016

Net interest income as presented	$6,023,973	$5,562,355
Effect of tax-exempt income	171,083	175,151
Net interest income, tax equivalent	$6,195,056	$5,737,506

	Nine Months Ended September 30,
	2017	2016

Net interest income as presented	$17,141,288	$16,003,730
Effect of tax-exempt income	511,458	485,399
Net interest income, tax equivalent	$17,652,746	$16,489,129

Table of Content

The following tables present average interest-earning assets and average interest-bearing liabilities supporting earning assets. Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended September 30,
		2017			2016
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$506,853,347	$6,244,899	4.89%	$476,137,513	$5,732,855	4.79%
Taxable investment securities	35,519,175	171,880	1.92%	27,393,741	128,767	1.87%
Tax-exempt investment securities	49,608,712	503,185	4.02%	55,195,067	515,150	3.71%
Sweep and interest-earning accounts	10,355,461	29,964	1.15%	2,591,082	3,048	0.47%
Other investments (2)	2,195,121	41,320	7.47%	3,176,788	49,429	6.19%
	$604,531,816	$6,991,248	4.59%	$564,494,191	$6,429,249	4.53%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$115,801,161	$91,951	0.32%	$107,853,436	$51,580	0.19%
Money market accounts	84,791,867	187,889	0.88%	81,796,244	209,212	1.02%
Savings deposits	99,061,882	32,277	0.13%	88,078,948	27,216	0.12%
Time deposits	133,068,701	316,417	0.94%	105,959,177	216,162	0.81%
Borrowed funds	4,535,815	3,644	0.32%	31,398,913	42,412	0.54%
Repurchase agreements	27,263,645	20,564	0.30%	25,387,081	18,820	0.29%
Capital lease obligations	418,393	8,569	8.19%	501,328	10,992	8.77%
Junior subordinated debentures	12,887,000	134,881	4.15%	12,887,000	115,349	3.56%
	$477,828,464	$796,192	0.66%	$453,862,127	$691,743	0.61%

Net interest income		$6,195,056			$5,737,506
Net interest spread (3)			3.93%			3.92%
Net interest margin (4)			4.07%			4.04%

(1) Included in gross loans are non-accrual loans with an average balance of $2,596,724 and $2,958,744 for the three months ended September 30, 2017 and 2016, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses, less loans held-for-sale.
(2) Included in other investments is the Company’s FHLBB Stock with an average balance of $1,219,971 and $2,201,638 for the three months ended September 30, 2017 and 2016, respectively, and a dividend rate of approximately
4.22% and 3.65%, respectively, per quarter.
(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average earning assets.

Table of Content

	Nine Months Ended September 30,
		2017			2016
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$495,170,740	$17,737,531	4.79%	$465,314,118	$16,582,276	4.76%
Taxable investment securities	35,001,161	488,250	1.87%	29,210,491	384,413	1.76%
Tax-exempt investment securities	51,924,841	1,504,289	3.87%	50,577,436	1,427,645	3.77%
Sweep and interest-earning accounts	11,938,565	84,802	0.95%	5,225,968	18,654	0.48%
Other investments (2)	2,545,091	117,979	6.20%	2,766,541	108,141	5.22%
	$596,580,398	$19,932,851	4.47%	$553,094,554	$18,521,129	4.47%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$116,594,941	$216,227	0.25%	$111,223,384	$155,413	0.19%
Money market accounts	85,819,418	595,162	0.93%	84,974,840	637,818	1.00%
Savings deposits	96,382,338	91,597	0.13%	85,668,159	79,225	0.12%
Time deposits	125,015,108	831,446	0.89%	107,919,364	657,009	0.81%
Borrowed funds	12,140,165	65,311	0.72%	18,588,663	74,046	0.53%
Repurchase agreements	28,768,193	64,326	0.30%	25,393,136	56,125	0.30%
Capital lease obligations	442,977	27,181	8.18%	522,708	32,761	8.36%
Junior subordinated debentures	12,887,000	388,855	4.03%	12,887,000	339,603	3.52%
	$478,050,140	$2,280,105	0.64%	$447,177,254	$2,032,000	0.61%

Net interest income		$17,652,746			$16,489,129
Net interest spread (3)			3.83%			3.86%
Net interest margin (4)			3.96%			3.98%

(1) Included in gross loans are non-accrual loans with an average balance of $2,565,181 and $3,384,345 for the nine months ended September 30, 2017 and 2016, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses, less loans held-for-sale.
(2) Included in other investments is the Company’s FHLBB Stock with average balances of $1,569,941 and $1,791,391 respectively, and a dividend rate of approximately 4.19% and 4.84%, respectively, for the first nine months of
2017 and 2016, respectively.
(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average earning assets.

Table of Content

The average volume of interest-earning assets for the three- and nine-month periods ended September 30, 2017 increased 7.1% and 7.9%, respectively, compared to the same periods last year. Average yield on interest-earning assets for the third quarter increased six basis points, to 4.59%, compared to 4.53% for the same period last year, and remained unchanged at 4.47% for the nine months ended September 30, 2017, compared to the same period last year.

The average volume of loans increased over the three- and nine-month comparison periods of 2017 versus 2016, by 6.5% and 6.4%, respectively, while the average yield on loans increased 10 basis points for the third quarter, to 4.89%, compared to 4.79% for the third quarter of 2016, and increased three basis points for the nine months ended September 30, 2017, to 4.79% compared to 4.76% for the same period in 2016. These increases were due to a combination of the steadily increasing federal funds rate over the periods noted, and a shift in asset mix toward commercial loans; however, this has been partially offset by continued pressure on medium term (5-10 year) fixed rates. Interest earned on the loan portfolio as a percentage of total interest income increased slightly for the third quarter and decreased slightly for the nine-month period ended September 30, 2017, comprising approximately 89.3% and 89.0% of total interest income in the two periods respectively, versus 89.2% and 89.5%, respectively, for the same periods last year.

The average volume of the taxable investment portfolio (classified as available-for-sale) increased 29.7% during the third quarter of 2017 and 19.8% year to date, compared to the same periods last year. Average yields on the taxable investment portfolio increased five basis points and 11 basis points, for the third quarter of 2017 and year to date, respectively, compared to the same periods last year. These increases are due primarily to an effort to continue to incrementally grow the investment portfolio as the balance sheet grows in order to provide additional liquidity and pledge quality assets.  The average volume of the tax exempt portfolio (classified as held-to-maturity and consisting of municipal securities) decreased 10.1% during the third quarter of 2017 and increased 2.7% year to date, compared to the same periods last year. The average tax-equivalent yield on the tax exempt portfolio increased 31 basis points during the third quarter of 2017 and increased 10 basis points for the nine-month period ended September 30, 2017, compared to the same periods last year, reflecting the increases in short term market rates.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest-bearing account at the Federal Reserve Bank of Boston (FRBB) and two correspondent banks, increased 299.7% during the three-month period and 128.5% during the nine-month period ended September 30, 2017 compared to the same periods last year, and the average yield on these funds increased 68 basis points and 47 basis points, respectively. This increase in volume is attributable to a higher balance of cash periodically held on hand in anticipation of funding loan growth and other liquidity needs.

The average volume of interest-bearing liabilities for the three- and nine-month periods ended September 30, 2017 increased 5.4% and 6.9%, respectively, compared to the same periods last year. The average rate paid on interest-bearing liabilities increased five basis points during the third quarter of 2017 and three basis points during the first nine months of 2017, compared to the same periods last year.

The average volume of interest-bearing transaction accounts increased 7.4% and 4.8%, respectively, during the third quarter and first nine months of 2017, compared to the same periods last year, and the average rate paid on these accounts increased 13 basis points and six basis points, respectively. The average volume of money market accounts increased 3.7% during the three-month period ended September 30, 2017, and 1.0% during the nine-month period ended September 30, 2017, compared to the same periods in 2016, and the average rate paid on these deposits decreased 14 basis points during the third quarter of 2017 and seven basis points in the year to date comparison periods. The average volume of savings accounts increased by 12.5% for the three-month and nine-month comparison periods of 2017 versus 2016, partially due to several escrow accounts for deposits held for the future purchase of properties in the Stowe area which account for approximately half of the increase. Some of the increase is due in part to the continued shift in product mix from retail time deposits to savings accounts as consumers anticipate higher rates in the near future. Compared to the same periods in 2016, the average volume of retail time deposits increased 0.6% during the third quarter, and decreased 0.4% year to date 2017, while the average volume of wholesale time deposits increased during both the three- and nine-month comparison periods in 2017. With the recent increases in short term rates, there has been modest pressure for higher rates from the more rate sensitive deposit holders. Otherwise, the local market is not yet showing any signs of higher rates being paid on deposit products. Wholesale time deposits have been an increasingly beneficial source of funding throughout 2016 and into 2017 as they have provided large blocks of funding without the need to disrupt pricing in the Company’s local markets. These funds can be obtained relatively quickly on an as-needed basis, making them a valuable alternative to traditional term borrowings from the FHLBB.

Table of Content

The average volume of borrowed funds decreased 85.6% and 34.7%, respectively, for the three-month and nine-month comparison periods of 2017 versus 2016. The average rate paid on these accounts decreased 22 basis points for the three month period and increased 19 basis points for the nine month period as compared to 2016. The average volume of repurchase agreements increased 7.4% and 13.3%, respectively, for three- and nine-month periods ended September 30, 2017, compared to the same periods in 2016, while the average rate paid on repurchase agreements increased one basis point during the three-month period ended September 30, 2017, but remained flat for the first nine months of 2017, compared to the same periods in 2016.

For the three months ended September 30, 2017 and 2016, the average yield on interest-earning assets increased six basis points, while the average rate paid on interest-bearing liabilities increased five basis points. For the nine months ended September 30, 2017 and 2016, the average yield on interest-earning assets remained flat, while the average rate paid on interest-bearing liabilities increased three basis points. Net interest spread for the third quarter of 2017 was 3.93%, an increase of one basis point from 3.92% for the same period in 2016, and fell three basis points for the first nine months of 2017 to 3.83%, from 3.86% for the same period last year. Net interest margin increased three basis points during the third quarter of 2017 to 4.07%, compared to 4.04% for the third quarter of 2016, and decreased two basis points during the first nine months of 2017 compared to the same period last year.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2017 and 2016 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$142,212	$369,832	$512,044	$91,315	$1,063,940	$1,155,255
Taxable investment securities	4,919	38,194	43,113	27,539	76,298	103,837
Tax-exempt investment securities	44,639	(56,604)	(11,965)	38,616	38,028	76,644
Sweep and interest-earning accounts	17,743	9,173	26,916	42,027	24,121	66,148
Other investments	10,374	(18,483)	(8,109)	20,107	(10,269)	9,838
	$219,887	$342,112	$561,999	$219,604	$1,192,118	$1,411,722

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$36,575	$3,796	$40,371	$53,173	$7,641	$60,814
Money market accounts	(29,004)	7,681	(21,323)	(48,979)	6,323	(42,656)
Savings deposits	1,748	3,313	5,061	2,747	9,625	12,372
Time deposits	45,058	55,197	100,255	70,770	103,667	174,437
Borrowed funds	(17,101)	(21,667)	(38,768)	25,991	(34,726)	(8,735)
Repurchase agreements	376	1,368	1,744	621	7,580	8,201
Capital lease obligations	(711)	(1,712)	(2,423)	(702)	(4,878)	(5,580)
Junior subordinated debentures	19,532	0	19,532	49,252	0	49,252
	$56,473	$47,976	$104,449	$152,873	$95,232	$248,105

Changes in net interest income	$163,414	$294,136	$457,550	$66,731	$1,096,886	$1,163,617

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

Table of Content

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented are as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	Income	Percent	2017	2016	Income	Percent

Service fees	$773,419	$719,341	$54,078	7.52%	$2,293,773	$1,992,560	$301,213	15.12%
Income from sold loans	185,844	230,623	(44,779)	-19.42%	560,210	683,114	(122,904)	-17.99%
Other income from loans	222,026	209,882	12,144	5.79%	616,931	616,473	458	0.07%
Net realized gain on sale of
securities available-for-sale	1,246	0	1,246	100.00%	4,647	0	4,647	100.00%
Income from CFSG Partners	116,059	143,095	(27,036)	-18.89%	314,573	326,676	(12,103)	-3.70%
Currency exchange income	22,000	27,000	(5,000)	-18.52%	66,500	78,500	(12,000)	-15.29%
SERP fair value adjustment	(2,179)	32,352	(34,531)	-106.74%	45,312	46,758	(1,446)	-3.09%
Other income	130,832	121,227	9,605	7.92%	299,250	295,989	3,261	1.10%
Total non-interest income	$1,449,247	$1,483,520	$(34,273)	-2.31%	$4,201,196	$4,040,070	$161,126	3.99%

Total non-interest income decreased $34,273, or 2.3%, for the third quarter of 2017 and increased $161,126, or 4.0%, for the first nine months of 2017 versus the same periods in 2016, with significant changes noted in the following:

●
Service fees on deposit accounts increased $54,078, or 7.5%, for the third quarter and $301,213, or 15.1%, year over year due primarily to the implementation of the Bank’s new courtesy overdraft protection program at the beginning of the third quarter in 2016, which provided an increase in overdraft fees of $39,327, or 15.6% and $264,731, or 43.4%, compared to the third quarter and first nine months of 2016, respectively.

●
Income from sold loans decreased $44,779, or 19.4%, for the third quarter and $122,904, or 18.0%, year over year, due to a decrease in the volume of secondary market sales year over year, resulting from the increase in market rates as mentioned in the Overview and the diminishing volume of residential mortgage loan refinancings following a long period of low rates.

●
Income from CFSG Partners decreased $27,036, or 18.9%, for the third quarter and $12,103, or 3.7%, year over year. The decrease for the third quarter and year over year reflects a one-time mark-to-market adjustment to CFSG Partners’ investment portfolio during the third quarter of 2016 of approximately $85,000, partially offset by an increase in income of $57,964 for the quarter and $72,897 year over year.

●
Currency exchange income decreased $5,000, or 18.5% when comparing the third quarter 2017 to 2016 and decreased $12,000, or 15.3%, year over year due to fluctuations in the currency rates as the U.S. dollar strengthened in relation to the Canadian dollar.

●
SERP fair value adjustment decreased $34,531, or 106.7%, for the third quarter and $1,446, or 3.09%, year over year. The final payment of SERP benefits to the last participant was made on July 1, 2017 and the related asset was liquidated shortly thereafter. A net loss of $2,179 was recognized in the third quarter of 2017 for the change in fair value of the assets during the quarter. There will no longer be an impact to earnings from this line item in future periods.

Table of Content

Non-interest Expense

The components of non-interest expense for the periods presented are as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	Expense	Percent	2017	2016	Expense	Percent

Salaries and wages	$1,653,751	$1,725,000	$(71,249)	-4.13%	$5,068,626	$5,175,000	$(106,374)	-2.06%
Employee benefits	682,944	679,762	3,182	0.47%	2,016,923	2,049,926	(33,003)	-1.61%
Occupancy expenses, net	614,817	605,378	9,439	1.56%	1,963,543	1,857,482	106,061	5.71%
Other expenses
Computer outsourcing	130,938	128,910	2,028	1.57%	408,044	376,885	31,159	8.27%
Service contracts - administrative	116,863	106,747	10,116	9.48%	313,526	292,663	20,863	7.13%
Marketing expense	135,498	98,339	37,159	37.79%	382,996	283,139	99,857	35.27%
Consultant services	61,113	51,833	9,280	17.90%	162,935	116,293	46,642	40.11%
Collection & non-accruing loan
expense	15,455	46,500	(31,045)	-66.76%	36,165	84,500	(48,335)	-57.20%
Miscellaneous computer expense	54,010	28,383	25,627	90.29%	110,822	54,246	56,576	104.30%
OREO expense	5,240	5,498	(258)	-4.69%	18,044	37,467	(19,423)	-51.84%
Other miscellaneous expenses	1,371,487	1,314,153	57,334	4.36%	3,984,178	3,820,372	163,806	4.29%
Total non-interest expense	$4,842,116	$4,790,503	$51,613	1.08%	$14,465,802	$14,147,973	$317,829	2.25%

Total non-interest expense increased $51,613, or 1.1%, for the third quarter of 2017 and $317,829, or 2.3%, for the first nine months of 2017 compared to the same periods in 2016 with significant changes noted in the following:

●
Salaries and wages decreased $71,249, or 4.1%, for the third quarter and $106,374, or 2.1%, year over year, due primarily to the retirement of an executive employee that was partially offset by a new hire in information technology and normal salary increases.

●
Occupancy expenses increased $9,439, or 1.6% for the third quarter and $106,061, or 5.7%, year over year, due in part to the fact that the region experienced a shift to more seasonable winter conditions compared to the past few years causing an increase in heating costs and maintenance costs for snow removal. The Company has also seen a higher level of repairs and service to HVAC and sprinkler systems and expenses for general maintenance and repair of branch premises. Also contributing to the increase in occupancy expense is the cost of the lease on the Burlington loan production office that opened in the first quarter of 2017 in the amount of $25,425 for the first nine months of 2017.

●
Computer outsourcing increased $2,028, or 1.6%, for the third quarter and $31,159, or 8.3%, year over year due in part to an increase in purchased electronic technology services from the Company’s core vendor, particularly in the area of electronic and mobile banking.

●
Marketing expense increased $37,159, or 37.8%, for the third quarter and $99,857, or 35.3%, year over year, due to the Company’s strategic decision to enhance marketing efforts, including a shift to television ads from paper and radio, in the 2017 calendar year.

●
Consultant services increased $9,280, or 17.9%, for the third quarter and $46,642, or 40.1%, year over year partly due to a contract with a consultant for technology related projects.

●
Collection & non-accruing loan expense decreased $31,045, or 66.8%, for the third quarter and $48,335, or 57.2% year over year. The variance in both comparison periods is due primarily to non-recurring recovery of expenses of approximately $28,000 in the third quarter and $30,000 in the first quarter of 2017.

●
Miscellaneous computer expense increased $25,627, or 90.3%, for the third quarter and $56,576, or 104.3%, year over year, partly due to an upgrade of the devices used for board and management reporting which has eliminated the use and distribution of paper reports. As the cost of some technology decreases, individual items are below the depreciable threshold and become a direct expense.

Table of Content

●
OREO expense decreased $258, or 4.7% for the third quarter and $19,423, or 51.8%, year over year. During the second quarter of 2016, a $26,000 write-down was taken on an OREO property, although it was offset by approximately $15,000 in condominium association fees recouped on a former OREO property in the first quarter, the net effect contributed to higher OREO expense in 2016 compared to 2017.

APPLICABLE INCOME TAXES

The provision for income taxes increased $98,683, or 16.7%, to $688,155 for the third quarter of 2017 compared to $589,472 for the same period in 2016 and $204,769, or 13.5%, to $1,720,003 for the first nine months of 2017 compared to $1,515,234 for the first nine months of 2016. These increases are due primarily to an increase in income before taxes of $375,732, or 17.9%, for the third quarter of 2017 compared to the same quarter in 2016, and an increase of $930,855, or 16.9%, for the first nine months of 2017 compared to the same period in 2016. Tax credits related to limited partnerships amounted to $106,599 and $98,475, respectively, for the third quarter of 2017 and 2016, and $319,797 and $295,425 for the first nine months of 2017 and 2016.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $105,414 and $102,006, respectively, for the third quarter of 2017 and 2016, and $316,242 and $306,018 for the first nine months of 2017 and 2016, respectively. These investments provide tax benefits, including tax credits, and are designed to provide an effective yield of between 8% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	September 30, 2017		December 31, 2016		September 30, 2016
Assets
Loans	$506,048,119	76.50%	$487,249,226	76.41%	$470,186,895	77.62%
Securities available-for-sale	36,719,673	5.55%	33,715,051	5.29%	29,412,216	4.86%
Securities held-to-maturity	53,882,287	8.14%	49,886,631	7.82%	56,837,100	9.38%

Liabilities
Demand deposits	115,930,899	17.52%	104,472,268	16.38%	101,259,470	16.72%
Interest-bearing transaction accounts	127,426,517	19.26%	118,053,360	18.51%	119,981,648	19.81%
Money market accounts	85,947,545	12.99%	79,042,619	12.40%	76,976,376	12.71%
Savings deposits	99,439,616	15.03%	86,776,856	13.61%	91,274,380	15.07%
Time deposits	128,007,743	19.35%	116,389,929	18.25%	114,315,032	18.87%
Borrowed Funds	0	0.00%	0	0.00%	5,245,000	0.87%
Short-term advances	0	0.00%	30,000,000	4.70%	0	0.00%
Long-term advances	3,550,000	0.54%	1,550,000	0.24%	550,000	0.09%

The Company's total loan portfolio at September 30, 2017 increased $18,798,893, or 3.9%, from December 31, 2016 and $35,861,224, or 7.6%, year over year. Securities available-for-sale (AFS) increased $3,004,622 or 8.9%, year to date, and $7,307,457, or 24.8%, year over year. Securities held-to-maturity increased $3,995,656 or 8.0%, year to date, and decreased $2,954,813, or 5.2%, year over year. Held-to-maturity securities are made up of investments from the Company’s municipal customers in its service areas. While the Company has used maturing securities to fund loan growth in recent periods, the liquidity provided by these investments is very important. As a result, the AFS portfolio has been expanding in recent periods to keep the Company’s on-balance-sheet liquidity proportional to the overall asset base.

Total deposits increased $52,017,288, or 10.3%, from December 31, 2016 to September 30, 2017, and an increase of $52,945,414, or 10.5%, is noted year over year. Demand deposits increased $11,458,631, or 11.0%, year to date and $14,671,429, or 14.5%, year over year, split between growth in business checking ($13.5 million, or 21.8%) and consumer checking ($1.2 million, or 3.1%). The Company is seeing growth in the business customer base and improvements in financial health of existing business customers. Money market accounts increased $6,904,926, or 8.7%, year to date, and $8,971,169, or 11.7% year over year. Savings deposits increased significantly in both periods, with increases of $12,662,760, or 14.6%, year to date and $8,165,236, or 9.0%, year over year. As mentioned earlier, this is partially due to multiple construction escrow accounts. Time deposits increased $11,617,814, or 10.0%, year to date and $13,692,711, or 12.0%, year over year, which is entirely attributable to an increase in wholesale purchased time deposits. There were no overnight purchases and short-term advances from the FHLBB at September 30, 2017, $30,000,000 at December 31, 2016 and $5,245,000 at September 30, 2016. In addition, there were outstanding long-term advances from the FHLBB of $3,550,000 at September 30, 2017, $1,550,000 at December 31, 2016, and $550,000 at September 30, 2016.

Table of Content

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

Under the Company’s interest rate sensitivity modeling, with the continued asset sensitive balance sheet, in a rising rate environment NII is expected to trend upward as the short-term asset base (cash and adjustable rate loans) quickly cycle upward while the retail funding base (deposits) lags the market. If rates paid on deposits have to be increased more and/or more quickly than projected, the expected benefit to rising rates would be reduced. In a falling rate environment, NII is expected to trend slightly downward compared with the current rate environment scenario for the first year of the simulation as asset yield erosion is not fully offset by decreasing funding costs. Thereafter, net interest income is projected to experience sustained downward pressure as funding costs reach their assumed floors and asset yields continue to reprice into the lower rate environment. The recent increases in the federal funds rate have generated a positive impact to the Company’s NII in 2017 as variable rate loans reprice; however the behavior of the long end of the yield curve will also be very important to the Company’s margins going forward, as funding costs continue to rise and the long end remains relatively anchored.

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning September 30, 2017:

Rate Change	Percent Change in NII

Down 100 basis points	-2.8%
Up 200 basis points	3.7%

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

Table of Content

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

Residential mortgages represent a little less than half of the Company’s loan balances; that level has been on a gradual decline in recent years, with a strategic shift to commercial lending. The Company maintains a mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (“PMI”). A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. Junior lien home equity products make up 20.8% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

Consistent with the strategic focus on commercial lending, both segments saw solid growth during 2016 despite some significant loan payoffs during the year. The 2016 growth included balances being drawn on commercial construction loans and higher balances on commercial lines of credit. Commercial and commercial real estate loan demand has continued into 2017 and is increasing with the funding of construction projects and draws on lines of credit. Commercial and commercial real estate loans together comprised 57.0% of the Company’s loan portfolio at September 30, 2017, 55.5% at December 31, 2016 and 55.3% at September 30, 2016. The increase in the absolute and relative size of the commercial loan portfolio has also increased geographic diversification, with much of the growth in commercial loans occurring along the I-89 corridor from White River Junction through Chittenden County.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	September 30, 2017		December 31, 2016		September 30, 2016

Commercial & industrial	$77,604,260	15.33%	$68,730,573	14.11%	$69,791,331	14.84%
Commercial real estate	210,983,668	41.69%	201,728,280	41.40%	190,246,590	40.46%
1 - 4 family residential - 1st lien	167,185,874	33.04%	166,691,962	34.21%	161,277,406	34.30%
1 - 4 family residential - Jr lien	43,962,578	8.69%	42,927,335	8.81%	41,739,827	8.88%
Consumer	6,311,739	1.25%	7,171,076	1.47%	7,131,741	1.52%
Total loans	506,048,119	100.00%	487,249,226	100.00%	470,186,895	100.00%
Deduct (add):
Allowance for loan losses	5,436,313		5,278,445		5,179,965
Deferred net loan costs	(318,452)		(310,130)		(312,565)
Net loans	$500,930,258		$482,280,911		$465,319,495

Risk in the Company’s commercial & industrial and commercial real estate loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the U.S. Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) Rural Development. At September 30, 2017, the Company had $26,557,438 in guaranteed loans with guaranteed balances of $19,693,638, compared to $23,929,426 in guaranteed loans with guaranteed balances of $18,128,676 at December 31, 2016 and $26,476,719 in guaranteed loans with guaranteed balances of $20,070,993 at September 30, 2016.

The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure. Commercial & industrial and commercial real estate loans are generally placed on non-accrual status when there is deterioration in the financial position of the borrower, payment in full of principal and interest is not expected, and/or principal or interest has been in default for 90 days or more. However, such a loan need not be placed on non-accrual status if it is both well secured and in the process of collection. Residential mortgages and home equity loans are considered for non-accrual status at 90 days past due and are evaluated on a case-by-case basis. The Company obtains current property appraisals or market value analyses and considers the cost to carry and sell collateral in order to assess the level of specific allocations required. Consumer loans are generally not placed in non-accrual but are charged off by the time they reach 120 days past due. When a loan is placed in non-accrual status, the Company reverses the accrued interest against current period income and discontinues the accrual of interest until the borrower clearly demonstrates the ability and intention to resume normal payments, typically demonstrated by regular timely payments for a period of not less than six months. Interest payments received on non-accrual or impaired loans are generally applied as a reduction of the loan book balance.

Table of Content

The Company’s non-performing assets decreased $135,656, or 3.4%, during the first nine months of 2017. The change in non-performing assets was due to a shift of residential mortgage loans moving out of ninety days past due and into non-accrual, which was offset, in part, by a decrease in commercial & industrial loans and commercial real estate loans in the non-accrual portfolio. Claims receivable on related government guarantees were $0 at September 30, 2017 compared to $56,319 at December 31, 2016 and $0 at September 30, 2016, with numerous USDA and SBA claims settled and paid throughout 2016 and 2017. Non-performing loans as of September 30, 2017 carried USDA and SBA guarantees totaling $49,153, compared to $146,323 at December 31, 2016 and $168,861 at September 30, 2016.

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	September 30, 2017		December 31, 2016		September 30, 2016

Loans past due 90 days or more
and still accruing
Commercial & industrial	$0	0.00%	$26,042	0.65%	$116,720	2.79%
Commercial real estate	15,011	0.39%	0	0.00%	227,302	5.43%
Residential real estate - 1st lien	725,581	18.81%	1,068,083	26.75%	744,379	17.78%
Residential real estate - Jr lien	64,292	1.67%	27,905	0.70%	91,420	2.18%
Consumer	2,777	0.07%	2,176	0.05%	0	0.00%
	807,661	20.94%	1,124,206	28.15%	1,179,821	28.18%

Non-accrual loans (1)
Commercial & industrial	48,385	1.25%	143,128	3.59%	205,358	4.90%
Commercial real estate	714,720	18.53%	765,584	19.17%	759,332	18.13%
Residential real estate - 1st lien	1,511,891	39.20%	1,227,220	30.74%	1,289,968	30.81%
Residential real estate - Jr lien	450,192	11.67%	338,602	8.48%	343,766	8.21%
	2,725,188	70.65%	2,474,534	61.98%	2,598,424	62.05%

Other real estate owned	324,235	8.41%	394,000	9.87%	409,000	9.77%

	$3,857,084	100.00%	$3,992,740	100.00%	$4,187,245	100.00%

(1) No consumer loans were in non-accrual status as of the consolidated balance sheet dates. In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due.

The Company’s OREO portfolio at September 30, 2017 consisted of one residential property and one commercial property compared to two residential properties at December 31, 2016 and two residential properties at September 30, 2016. All of the residential properties were acquired through the normal foreclosure process. The Company took control of two commercial properties in 2017, one in January and the other in March. One of the commercial properties sold in April, 2017 and the other failed to sell at auction in May, 2017 and is listed for sale.

The Company’s troubled debt restructurings (TDRs) are principally a result of extending loan repayment terms to relieve cash flow difficulties. The Company has only infrequently reduced interest rates below the current market rate. The Company has not forgiven principal or reduced accrued interest within the terms of original restructurings. Management evaluates each TDR situation on its own merits and does not foreclose the granting of any particular type of concession.

Table of Content

The non-performing assets in the table above include the following TDRs that were past due 90 days or more or in non-accrual status as of the dates presented:

	September 30, 2017		December 31, 2016		September 30, 2016
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
Commercial & industrial	1	$48,385	2	$143,127	3	$191,919
Commercial real estate	2	329,149	2	354,811	2	373,767
Residential real estate - 1st lien	7	343,519	9	516,886	10	684,636
Residential real estate - Jr lien	0	0	2	117,158	1	52,130
	10	$721,053	15	$1,131,982	16	$1,302,452

The remaining TDRs were performing in accordance with their modified terms as of the dates presented and consisted of the following:

	September 30, 2017		December 31, 2016		September 30, 2016
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
Commercial & industrial	0	$0	0	$0	2	$35,340
Commercial real estate	5	1,291,887	5	1,350,480	5	1,391,990
Residential real estate - 1st lien	53	2,811,263	28	2,722,973	27	2,558,079
Residential real estate - Jr lien	1	8,645	2	63,971	3	132,822
	59	$4,111,795	35	$4,137,424	37	$4,118,231

As of the balance sheet dates, the Company evaluates whether it is contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans. The Company is contractually committed to lend on one SBA guaranteed line of credit to a borrower whose lending relationship was previously restructured.

Allowance for loan losses and provisions - The Company maintains an ALL at a level that management believes is appropriate to absorb losses inherent in the loan portfolio as of the measurement date (See Note 5 to the accompanying unaudited interim consolidated financial statements). Although the Company, in establishing the ALL, considers the inherent losses in individual loans and pools of loans, the ALL is a general reserve available to absorb all credit losses in the loan portfolio. No part of the ALL is segregated to absorb losses from any particular loan or segment of loans.

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

Specific allocations to the ALL are made for certain impaired loans. Impaired loans include all troubled debt restructurings regardless of amount, and all loans to a borrower that in aggregate are greater than $100,000 and that are in non-accrual status. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including interest and principal, according to the contractual terms of the loan agreement. The Company will review all the facts and circumstances surrounding non-accrual loans and on a case-by-case basis may consider loans below the threshold as impaired when such treatment is material to the financial statements. See Note 5 to the accompanying unaudited interim consolidated financial statements for information on the recorded investment in impaired loans and their related allocations.

During the second quarter of 2017, the Company transitioned to a software solution for preparing the ALL calculation and related reports, replacing previously used Excel spreadsheets. The software solution provides the Company with stronger data integrity, ease and efficiency in ALL preparation, and helps ready the Company for the future transition to the Current Expected Credit Loss (CECL) model. During the implementation and testing of the software, several changes to the underlying ALL methodology were made. Those changes included (i) removing the government guaranteed balances from the calculation of the ALL for both the pooled loans and impaired loans, (ii) treating all TDRs as impaired regardless of size, and (iii) using a fixed look back period for historical losses based on loss history and economic conditions rather than applying the highest look back period of the last 5 years. The Company has a solid history of collection of government guarantees; removal of the guaranteed portion of the loan balance from the ALL calculation for government guaranteed loans reduces the amount of reserves that would otherwise be required against those loans. Management expects the change to the historical loss methodology will eliminate sharp increases or decreases in loss ratios resulting from isolated losses rolling into or out of the look back period and is more reflective of the Company’s loss history during periods of economic stability. Although the inclusion of all TDRs in the impaired calculation now requires the individual analysis of a significantly larger number of loans than was the case under the previous ALL methodology, the ability to individually analyze a greater number of loans is facilitated by the new software. Compared to the prior ALL methodology, the net impact of the foregoing methodology changes reduced required reserves by approximately $247,000 for the quarter ended June 30, 2017, the quarter during which the changes were first implemented.

Table of Content

The following table summarizes the Company's loan loss experience for the periods presented:

	As of or for the Nine Months Ended September 30,
	2017	2016

Loans outstanding, end of period	$506,048,119	$470,186,895
Average loans outstanding during period	$495,170,740	$465,314,118
Non-accruing loans, end of period	$2,725,188	$2,598,424
Non-accruing loans, net of government guarantees	$2,676,035	$2,429,563

Allowance, beginning of period	$5,278,445	$5,011,878
Loans charged off:
Commercial & industrial	0	(12,194)
Commercial real estate	(160,207)	0
Residential real estate - 1st lien	(88,833)	(234,549)
Residential real estate - Jr lien	(15,311)	0
Consumer loans	(99,617)	(38,412)
Total loans charged off	(363,968)	(285,155)
Recoveries:
Commercial & industrial	23,469	22,650
Commercial real estate	231	0
Residential real estate - 1st lien	14,838	9,660
Residential real estate - Jr lien	180	180
Consumer loans	33,118	20,752
Total recoveries	71,836	53,242
Net loans charged off	(292,132)	(231,913)
Provision charged to income	450,000	400,000
Allowance, end of period	$5,436,313	$5,179,965

Net charge offs to average loans outstanding	0.059%	0.050%
Provision charged to income as a percent of average loans	0.091%	0.086%
Allowance to average loans outstanding	1.098%	1.113%
Allowance to non-accruing loans	199.484%	199.350%
Allowance to non-accruing loans net of government guarantees	203.148%	213.206%

The provision increased $50,000, or 12.5%, for the first nine months of 2017 compared to the same period in 2016. The lower provision in 2016 was principally related to the comparatively low level of net loan losses experienced during the first three months of 2016. The first quarter 2017 provision supported higher losses driven by one particular commercial real estate charge off. The decrease in the size of the overall portfolio at March 31, 2017 compared to year-end precluded the need for any additional first quarter provision. The second and third quarters of 2017 saw modest loan losses coupled with strong loan growth and as such the provision remained on budget at $450,000 year-to-date.

Table of Content

The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

The third quarter ALL analysis shows the reserve balance of $5,436,313 at September 30, 2017 is sufficient to cover losses that are probable and estimable, with an unallocated reserve of $261,957. The reserve balance and unallocated amount continue to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite. The portion of the ALL termed "unallocated" is established to absorb inherent losses that exist as of the measurement date although not specifically identified through management's process for estimating credit losses. While the ALL is described as consisting of separate allocated portions, the entire ALL is available to support loan losses, regardless of category. Unallocated reserves are considered by management to be appropriate in light of the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and commercial real estate loans and the risk associated with the relatively new, unseasoned loans in those portfolios. The adequacy of the ALL is reviewed quarterly by the risk management committee of the Board of Directors and then presented to the full Board of Directors for approval.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first nine months of 2017, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk were as follows:

	Contract or Notional Amount
	September 30,	December 31,
	2017	2016

Unused portions of home equity lines of credit	$28,640,161	$25,535,104
Residential construction lines of credit	4,160,338	3,676,176
Commercial real estate and other construction lines of credit	30,022,030	25,951,345
Commercial and industrial commitments	35,776,104	36,227,213
Other commitments to extend credit	52,666,605	42,459,454
Standby letters of credit and commercial letters of credit	1,651,759	2,009,788
Recourse on sale of credit card portfolio	309,155	258,555
MPF credit enhancement obligation, net of liability recorded	596,642	748,239

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

Table of Content

LIQUIDITY AND CAPITAL RESOURCES

Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The Company’s principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities, sales of loans available-for-sale, and earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to rollover risk on deposits and limits reliance on volatile short-term borrowed funds. Short-term funding needs arise from declines in deposits or other funding sources and from funding requirements for loan commitments. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds.

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the CDARS program provide an alternative funding source when needed. Such deposits are generally considered a form of brokered deposits.  At September 30, 2017, the Company had one-way CDARS outstanding totaling $17,906,763 compared to no one way CDARS at December 31, 2016 and $10,000,000 at September 30, 2016. In addition, two-way CDARS deposits allow the Company to provide Federal Deposit Insurance Corporation (FDIC) deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members. At September 30, 2017, the Company reported $2,809,923 in two-way CDARS deposits, representing exchanged deposits with other CDARS participating banks, compared to $3,141,773 at December 31, 2016 and $3,213,916 at September 30, 2016. The balance in insured cash sweep (ICS) reciprocal money market deposits was $14,920,480 at September 30, 2017, compared to $11,909,300 at December 31, 2016 and $11,559,412 at September 30, 2016, and the balance in ICS reciprocal demand deposits was $8,116,095, $5,706,882 and $7,205,672, respectively.

At September 30, 2017, December 31, 2016 and September 30, 2016, borrowing capacity of $112,919,448, $68,163,543 and $67,359,726, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits. During the second quarter of 2017, the Company began pledging residential mortgage loans in a detail listing instead of a summary listing, and also began pledging qualifying multifamily and other commercial real estate loans, accounting for the increase in the portfolio of qualifying loans in 2017 compared to both periods in 2016. The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods. Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	September 30,	December 31,	September 30,
	2017	2016	2016
Long-Term Advances(1)
FHLBB term advance, 0.00%, due February 26, 2021	$350,000	$350,000	$350,000
FHLBB term advance, 0.00%, due November 22, 2021	1,000,000	1,000,000	0
FHLBB term advance, 0.00%, due June 09, 2022	2,000,000	0	0
FHLBB term advance, 0.00%, due September 22, 2023	200,000	200,000	200,000
	3,550,000	1,550,000	550,000

Short-Term Advances

FHLBB term advance 0.77% fixed rate, due February 8, 2017	0	10,000,000	0
FHLBB term advance 0.77% fixed rate, due February 24, 2017	0	10,000,000	0
FHLBB term advance 0.92% fixed rate, due June 14, 2017	0	10,000,000	0
	0	30,000,000	0
Overnight Borrowings
Federal funds purchased (FHLBB), 0.51%	0	0	5,245,000

	$3,550,000	$31,550,000	$5,795,000

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

Table of Content

The Company has a Borrower-in-Custody (BIC) arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available credit line of $66,804,404, $77,862,708, and $71,326,693, respectively, at September 30, 2017, December 31, 2016 and September 30, 2016. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 175 basis points. The Company had no outstanding advances against this credit line during any of the periods presented.

The Company has unsecured lines of credit with three correspondent banks with aggregate available borrowing capacity totaling $12,500,000 as of September 30, 2017 and December 31, 2016 and unsecured lines of credit with two correspondent banks with aggregate available borrowing capacity of $7,500,000 as of September 30, 2016. There were no outstanding advances against any of these lines during any of the respective comparison periods.

Securities sold under agreements to repurchase provide another funding source for the Company. At September 30, 2017, December 31, 2016 and September 30, 2016, the Company had outstanding repurchase agreement balances of $27,458,927, $30,423,195 and $25,834,249, respectively. These repurchase agreements mature and are repriced daily.

The following table illustrates the changes in shareholders' equity from December 31, 2016 to September 30, 2017:

Balance at December 31, 2016 (book value $10.27 per common share)	$54,451,517
Net income	4,706,679
Issuance of stock through the Dividend Reinvestment Plan	712,899
Dividends declared on common stock	(2,586,973)
Dividends declared on preferred stock	(75,000)
Unrealized gain on available-for-sale securities during the period, net of tax	11,618
Balance at September 30, 2017 (book value $10.73 per common share)	$57,220,740

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

Beginning in 2016, an additional capital conservation buffer has been added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) is subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The Company’s and the Bank’s capital conservation buffer was 5.65% and 5.51%, respectively, at September 30, 2017. As of September 30, 2017, both the Company and the Bank exceeded the required capital conservation buffer of 1.25% and, on a pro forma basis, would be compliant with the fully phased-in capital conservation buffer requirement.

As of September 30, 2017, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded applicable consolidated regulatory guidelines for capital adequacy.

Table of Content

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as applicable regulatory capital requirements, as of the dates indicated.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions(1):
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2017

Common equity tier 1 capital
(to risk-weighted assets)
Company	$58,585	12.48%	$21,121	4.50%	N/A	N/A
Bank	$57,837	12.34%	$21,093	4.50%	$30,468	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$58,585	12.48%	$28,161	6.00%	N/A	N/A
Bank	$57,837	12.34%	$28,124	6.00%	$37,499	8.00%

Total capital (to risk-weighted assets)
Company	$64,065	13.65%	$37,548	8.00%	N/A	N/A
Bank	$63,317	13.51%	$37,499	8.00%	$46,874	10.00%

Tier 1 capital (to average assets)
Company	$58,585	9.18%	$25,524	4.00%	N/A	N/A
Bank	$57,837	9.07%	$25,502	4.00%	$31,877	5.00%

December 31, 2016:

Common equity tier 1 capital
(to risk-weighted assets)
Company	$55,690	12.34%	$20,304	4.50%	N/A	N/A
Bank	$55,120	12.23%	$20,274	4.50%	$29,285	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$55,690	12.34%	$27,072	6.00%	N/A	N/A
Bank	$55,120	12.23%	$27,032	6.00%	$36,043	8.00%

Total capital (to risk-weighted assets)
Company	$61,012	13.52%	$36,096	8.00%	N/A	N/A
Bank	$60,443	13.42%	$36,043	8.00%	$45,054	10.00%

Tier 1 capital (to average assets)
Company	$55,690	9.17%	$24,305	4.00%	N/A	N/A
Bank	$55,120	9.08%	$24,281	4.00%	$30,351	5.00%

(1) Applicable to banks, but not bank holding companies.

Table of Content

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As of September 30, 2017, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of September 30, 2017 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Table of Content

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended September 30, 2017, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)(2)	Per Share

July 1 - July 31	1,494	$18.95
August 1 - August 31	0	0.00
September 1 - September 30	3,021	18.20
Total	4,515	$18.45

(1)  All 4,515 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2)  Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's Dividend Reinvestment Plan.

ITEM 6. Exhibits

The following exhibits are filed with this report:

Exhibit 31.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101--The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine month interim periods ended September 30, 2017 and 2016, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: November 09, 2017	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: November 09, 2017	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

Table of Content

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Exhibit 101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine month interim periods ended September 30, 2017 and 2016, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

56
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES (  )     NO(X)

At November 02, 2017, there were 5,099,479 shares outstanding of the Corporation's common stock.

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

Table of Content

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	September 30,	December 31,	September 30,
Consolidated Balance Sheets	2017	2016	2016
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$13,655,114	$10,943,344	$11,705,902
Federal funds sold and overnight deposits	16,064,422	18,670,942	673,911
Total cash and cash equivalents	29,719,536	29,614,286	12,379,813
Securities held-to-maturity (HTM) (fair value $54,571,000 at
09/30/17, $51,035,000 at 12/31/16 and $57,592,000 at 09/30/16)	53,882,287	49,886,631	56,837,100
Securities available-for-sale (AFS)	36,719,673	33,715,051	29,412,216
Restricted equity securities, at cost	1,700,050	2,755,850	1,855,850
Loans held-for-sale	687,100	0	708,975
Loans	506,048,119	487,249,226	470,186,895
Allowance for loan losses (ALL)	(5,436,313)	(5,278,445)	(5,179,965)
Deferred net loan costs	318,452	310,130	312,565
Net loans	500,930,258	482,280,911	465,319,495
Bank premises and equipment, net	10,542,790	10,830,556	10,833,164
Accrued interest receivable	1,893,478	1,818,510	1,649,964
Bank owned life insurance (BOLI)	4,697,837	4,625,406	4,599,301
Core deposit intangible	68,166	272,691	340,861
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned (OREO)	324,235	394,000	409,000
Other assets	8,799,392	9,885,504	9,870,422
Total assets	$661,539,071	$637,653,665	$605,790,430
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$115,930,899	$104,472,268	$101,259,470
Interest-bearing transaction accounts	127,426,517	118,053,360	119,981,648
Money market funds	85,947,545	79,042,619	76,976,376
Savings	99,439,616	86,776,856	91,274,380
Time deposits, $250,000 and over	18,097,628	19,274,880	10,848,979
Other time deposits	109,910,115	97,115,049	103,466,053
Total deposits	556,752,320	504,735,032	503,806,906
Borrowed funds	3,550,000	31,550,000	5,795,000
Repurchase agreements	27,458,927	30,423,195	25,834,249
Capital lease obligations	409,147	483,161	493,810
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	3,260,937	3,123,760	3,129,831
Total liabilities	604,318,331	583,202,148	551,946,796
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 25 shares issued
and outstanding ($100,000 liquidation value)	2,500,000	2,500,000	2,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized,
5,310,776 shares issued at 09/30/17, 5,269,053 shares issued
at 12/31/16 and 5,253,090 shares issued at 09/30/16	13,276,940	13,172,633	13,132,725
Additional paid-in capital	31,434,250	30,825,658	30,639,268
Retained earnings	12,711,488	10,666,782	9,991,842
Accumulated other comprehensive (loss) income	(79,161)	(90,779)	202,576
Less: treasury stock, at cost; 210,101 shares at 09/30/17,
12/31/16, and 09/30/16	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	57,220,740	54,451,517	53,843,634
Total liabilities and shareholders' equity	$661,539,071	$637,653,665	$605,790,430

Book value per common share outstanding	$10.73	$10.27	$10.18

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Community Bancorp. and Subsidiary	Three Months Ended September 30,
Consolidated Statements of Income	2017	2016
(Unaudited)
Interest income
Interest and fees on loans	$6,244,899	$5,732,855
Interest on debt securities
Taxable	171,880	128,767
Tax-exempt	332,102	339,999
Dividends	41,320	49,429
Interest on federal funds sold and overnight deposits	29,964	3,048
Total interest income	6,820,165	6,254,098

Interest expense
Interest on deposits	628,534	504,170
Interest on borrowed funds	12,213	53,404
Interest on repurchase agreements	20,564	18,820
Interest on junior subordinated debentures	134,881	115,349
Total interest expense	796,192	691,743

Net interest income	6,023,973	5,562,355
Provision for loan losses	150,000	150,000
Net interest income after provision for loan losses	5,873,973	5,412,355

Non-interest income
Service fees	773,419	719,341
Income from sold loans	185,844	230,623
Other income from loans	222,026	209,882
Net realized gain on sale of securities available-for-sale	1,246	0
Other income	266,712	323,674
Total non-interest income	1,449,247	1,483,520

Non-interest expense
Salaries and wages	1,653,751	1,725,000
Employee benefits	682,944	679,762
Occupancy expenses, net	614,817	605,378
Other expenses	1,890,604	1,780,363
Total non-interest expense	4,842,116	4,790,503

Income before income taxes	2,481,104	2,105,372
Income tax expense	688,155	589,472
Net income	$1,792,949	$1,515,900

Earnings per common share	$0.35	$0.30
Weighted average number of common shares
used in computing earnings per share	5,091,283	5,032,156
Dividends declared per common share	$0.17	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Community Bancorp. and Subsidiary	Nine Months Ended September 30,
Consolidated Statements of Income	2017	2016
(Unaudited)
Interest income
Interest and fees on loans	$17,737,531	$16,582,276
Interest on debt securities
Taxable	488,250	384,413
Tax-exempt	992,831	942,246
Dividends	117,979	108,141
Interest on federal funds sold and overnight deposits	84,802	18,654
Total interest income	19,421,393	18,035,730

Interest expense
Interest on deposits	1,734,432	1,529,465
Interest on borrowed funds	92,492	106,807
Interest on repurchase agreements	64,326	56,125
Interest on junior subordinated debentures	388,855	339,603
Total interest expense	2,280,105	2,032,000

Net interest income	17,141,288	16,003,730
Provision for loan losses	450,000	400,000
Net interest income after provision for loan losses	16,691,288	15,603,730

Non-interest income
Service fees	2,293,773	1,992,560
Income from sold loans	560,210	683,114
Other income from loans	616,931	616,473
Net realized gain on sale of securities available-for-sale	4,647	0
Other income	725,635	747,923
Total non-interest income	4,201,196	4,040,070

Non-interest expense
Salaries and wages	5,068,626	5,175,000
Employee benefits	2,016,923	2,049,926
Occupancy expenses, net	1,963,543	1,857,482
Other expenses	5,416,710	5,065,565
Total non-interest expense	14,465,802	14,147,973

Income before income taxes	6,426,682	5,495,827
Income tax expense	1,720,003	1,515,234
Net income	$4,706,679	$3,980,593

Earnings per common share	$0.91	$0.78
Weighted average number of common shares
used in computing earnings per share	5,077,473	5,016,191
Dividends declared per common share	$0.51	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended September 30,
	2017	2016

Net income	$1,792,949	$1,515,900

Other comprehensive income, net of tax:
Unrealized holding loss on available-for-sale securities
arising during the period	(55,963)	(46,840)
Reclassification adjustment for gain realized in income	(1,246)	0
Unrealized loss during the period	(57,209)	(46,840)
Tax effect	19,451	15,926
Other comprehensive loss, net of tax	(37,758)	(30,914)
Total comprehensive income	$1,755,191	$1,484,986

	Nine Months Ended September 30,
	2017	2016

Net income	$4,706,679	$3,980,593

Other comprehensive income, net of tax:
Unrealized holding gain on available-for-sale securities
arising during the period	22,250	375,713
Reclassification adjustment for gain realized in income	(4,647)	0
Unrealized gain during the period	17,603	375,713
Tax effect	(5,985)	(127,742)
Other comprehensive income, net of tax	11,618	247,971
Total comprehensive income	$4,718,297	$4,228,564

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended September 30,
	2017	2016

Cash Flows from Operating Activities:
Net income	$4,706,679	$3,980,593
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	772,344	779,240
Provision for loan losses	450,000	400,000
Deferred income tax	8,937	(132,862)
Gain on sale of securities available-for-sale	(4,647)	0
Gain on sale of loans	(250,826)	(351,824)
Loss on sale of bank premises and equipment	1,580	0
(Gain) loss on sale of OREO	(143)	4,965
Income from Trust LLC	(314,572)	(326,675)
Amortization of bond premium, net	86,467	90,099
Write down of OREO	0	26,000
Proceeds from sales of loans held for sale	11,163,180	18,648,432
Originations of loans held for sale	(11,599,454)	(17,806,183)
Increase in taxes payable	298,146	358,630
Increase in interest receivable	(74,968)	(16,751)
Decrease in mortgage servicing rights	97,661	77,768
Decrease (increase) in other assets	1,013,781	(17,149)
Increase in cash surrender value of BOLI	(72,431)	(78,815)
Amortization of core deposit intangible	204,525	204,525
Amortization of limited partnerships	462,924	439,470
(Increase) decrease in unamortized loan costs	(8,322)	3,926
Increase (decrease) in interest payable	36,179	(8,421)
Increase in accrued expenses	457,667	93,410
(Decrease) increase in other liabilities	(860,426)	17,835
Net cash provided by operating activities	6,574,281	6,386,213

Cash Flows from Investing Activities:
Investments - held-to-maturity
Maturities and pay downs	30,488,706	28,312,853
Purchases	(34,484,362)	(41,795,534)
Investments - available-for-sale
Maturities, calls, pay downs and sales	9,737,133	4,550,645
Purchases	(12,805,972)	(7,206,847)
Proceeds from redemption of restricted equity securities	1,055,800	1,866,400
Purchases of restricted equity securities	0	(1,280,600)
Increase (decrease) in limited partnership contributions payable	459,250	(687,500)
Investments in limited partnerships	(486,750)	0
Increase in loans, net	(19,492,075)	(12,747,728)
Capital expenditures for bank premises and equipment	(486,158)	(152,199)
Proceeds from sales of OREO	399,123	217,143
Recoveries of loans charged off	71,835	53,242
Net cash used in investing activities	(25,543,470)	(28,870,125)

Table of Content

	2017	2016

Cash Flows from Financing Activities:
Net increase (decrease) in demand and interest-bearing transaction accounts	20,831,788	(3,019,738)
Net increase in money market and savings accounts	19,567,686	4,588,578
Net increase in time deposits	11,617,814	6,752,504
Net (decrease) increase in repurchase agreements	(2,964,268)	3,761,011
Net decrease in short-term borrowings	(30,000,000)	(4,755,000)
Proceeds from long-term borrowings	2,000,000	550,000
Decrease in capital lease obligations	(74,014)	(64,555)
Dividends paid on preferred stock	(75,000)	(65,625)
Dividends paid on common stock	(1,829,567)	(1,735,340)
Net cash provided by financing activities	19,074,439	6,011,835

Net increase (decrease) in cash and cash equivalents	105,250	(16,472,077)
Cash and cash equivalents:
Beginning	29,614,286	28,851,890
Ending	$29,719,536	$12,379,813

Supplemental Schedule of Cash Paid During the Period:
Interest	$2,243,926	$2,040,421

Income taxes, net of refunds	$950,000	$850,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$17,603	$375,713

Loans transferred to OREO	$329,215	$395,108

Common Shares Dividends Paid:
Dividends declared	$2,586,973	$2,405,222
(Increase) decrease in dividends payable attributable to dividends declared	(44,507)	1,380
Dividends reinvested	(712,899)	(671,262)
	$1,829,567	$1,735,340

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Consolidation

The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial condition and results of operations of the Company and its subsidiary, Community National Bank (the Bank), contained herein have been made. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 contained in the Company's Annual Report on Form 10-K. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full annual period ending December 31, 2017, or for any other interim period.

Certain amounts in the 2016 unaudited consolidated income statements have been reclassified to conform to the 2017 presentation. Reclassifications had no effect on prior period net income or shareholders’ equity.

Note 2. Recent Accounting Developments

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. This guidance also changes certain disclosure requirements and other aspects of current accounting principles generally accepted in the United States of America (US GAAP). Public businesses must use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the Current Expected Credit Loss (CECL) model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale, which will require that credit losses on those securities be recorded through an allowance for credit losses rather than a write-down. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company is evaluating the impact of the adoption of the ASU on its consolidated financial statements. The ASU may have a material impact on the Company's consolidated financial statements upon adoption as it will require a change in the Company's methodology for calculating its ALL and allowance on unused commitments. The Company will transition from an incurred loss model to an expected loss model, which will likely result in an increase in the ALL upon adoption and may negatively impact the Company and the Bank's regulatory capital ratios. Additionally, ASU No. 2016-13 may reduce the carrying value of the Company's HTM investment securities as it will require an allowance for the expected losses over the life of these securities to be recorded upon adoption. The Company has formed a committee to assess the implications of this new pronouncement and transitioned to a software solution for preparing the ALL calculation and related reports that provides the Company with stronger data integrity, ease and efficiency in ALL preparation. The new software solution also provides numerous training opportunities for the appropriate personnel within the Company. The Company has gathered and will analyze the historical data to serve as a basis for estimating the ALL under CECL.

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

Table of Content

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

FASB formed a Transition Resource Group to assist it in identifying implementation issues that may require further clarification or amendment to ASU No. 2014-09. As a result of that group’s deliberations, FASB has issued several amendments, which will be effective concurrently with ASU No. 2014-09, including ASU No. 2016-08, Principal versus Agent Considerations, which clarifies whether an entity should record the gross amount of revenue or only its ultimate share when a third party is also involved in providing goods or services to a customer. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other US GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company is currently performing an overall assessment of revenue streams and reviewing contracts potentially affected by the ASU including deposit related fees, interchange fees, and merchant income, to determine the potential impact the new guidance is expected to have on its consolidated financial statements. In addition, the Company continues to follow certain implementation issues relevant to the banking industry which are still pending resolution.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). The amendments in this ASU improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, this ASU makes certain targeted improvements to simplify the application of the hedge accounting guidance in current US GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the ASU. The Company does not currently engage in hedging transactions; therefore, the ASU does not have an impact on the Company’s current consolidated financial statements.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

	Three Months Ended September 30,
	2017	2016

Net income, as reported	$1,792,949	$1,515,900
Less: dividends to preferred shareholders	26,562	21,875
Net income available to common shareholders	$1,766,387	$1,494,025
Weighted average number of common shares
used in calculating earnings per share	5,091,283	5,032,156
Earnings per common share	$0.35	$0.30

	Nine Months Ended September 30,
	2017	2016

Net income, as reported	$4,706,679	$3,980,593
Less: dividends to preferred shareholders	75,000	65,625
Net income available to common shareholders	$4,631,679	$3,914,968
Weighted average number of common shares
used in calculating earnings per share	5,077,473	5,016,191
Earnings per common share	$0.91	$0.78

Table of Content

Note 4.  Investment Securities

Securities AFS and HTM as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

September 30, 2017
U.S. Government sponsored enterprise (GSE) debt securities	$15,316,323	$9,140	$68,619	$15,256,844
Agency mortgage-backed securities (Agency MBS)	16,568,291	29,716	89,963	16,508,044
Other investments	4,955,000	11,831	12,046	4,954,785
	$36,839,614	$50,687	$170,628	$36,719,673

December 31, 2016
U.S. GSE debt securities	$17,365,805	$24,854	$73,331	$17,317,328
Agency MBS	13,265,790	3,896	115,458	13,154,228
Other investments	3,221,000	24,947	2,452	3,243,495
	$33,852,595	$53,697	$191,241	$33,715,051

September 30, 2016
U.S. GSE debt securities	$13,751,867	$96,874	$5,247	$13,843,494
Agency MBS	12,380,416	164,771	18,571	12,526,616
Other investments	2,973,000	69,106	0	3,042,106
	$29,105,283	$330,751	$23,818	$29,412,216

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

September 30, 2017
States and political subdivisions	$53,882,287	$688,713	$0	$54,571,000

December 31, 2016
States and political subdivisions	$49,886,631	$1,148,369	$0	$51,035,000

September 30, 2016
States and political subdivisions	$56,837,100	$754,900	$0	$57,592,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

Investments pledged as collateral for repurchase agreements consisted of U.S. GSE debt securities, Agency MBS securities and certificates of deposit (CDs). These repurchase agreements mature daily. These investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

September 30, 2017	$36,839,614	$36,719,673
December 31, 2016	33,604,595	33,469,254
September 30, 2016	29,105,283	29,412,216

Table of Content

The scheduled maturities of debt securities AFS as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
September 30, 2017
Due in one year or less	$2,250,000	$2,245,258
Due from one to five years	13,029,323	13,009,642
Due from five to ten years	4,992,000	4,956,729
Agency MBS	16,568,291	16,508,044
	$36,839,614	$36,719,673

December 31, 2016
Due in one year or less	$2,006,027	$2,010,287
Due from one to five years	17,335,778	17,329,503
Due from five to ten years	1,245,000	1,221,033
Agency MBS	13,265,790	13,154,228
	$33,852,595	$33,715,051

September 30, 2016
Due in one year or less	$1,000,000	$1,001,865
Due from one to five years	14,479,867	14,630,210
Due from five to ten years	1,245,000	1,253,525
Agency MBS	12,380,416	12,526,616
	$29,105,283	$29,412,216

Because the actual maturities of Agency MBS usually differ from their contractual maturities due to the right of borrowers to prepay the underlying mortgage loans, usually without penalty, those securities are not presented in the table by contractual maturity date.

The scheduled maturities of debt securities HTM as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value*
September 30, 2017
Due in one year or less	$28,773,116	$28,773,000
Due from one to five years	4,866,604	5,039,000
Due from five to ten years	3,990,576	4,163,000
Due after ten years	16,251,991	16,596,000
	$53,882,287	$54,571,000

December 31, 2016
Due in one year or less	$25,368,725	$25,369,000
Due from one to five years	4,030,900	4,318,000
Due from five to ten years	4,013,242	4,300,000
Due after ten years	16,473,764	17,048,000
	$49,886,631	$51,035,000

September 30, 2016
Due in one year or less	$35,141,204	$35,141,000
Due from one to five years	4,029,095	4,218,000
Due from five to ten years	3,430,921	3,620,000
Due after ten years	14,235,880	14,613,000
	$56,837,100	$57,592,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

Table of Content

There were no debt securities HTM in an unrealized loss position as of the balance sheet dates. Debt securities AFS with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
September 30, 2017
U.S. GSE debt securities	$9,702,979	$41,405	$1,972,786	$27,214	10	$11,675,765	$68,619
Agency MBS	11,618,020	86,230	209,545	3,733	15	11,827,565	89,963
Other investments	1,969,953	12,046	0	0	8	1,969,953	12,046
	$23,290,952	$139,681	$2,182,331	$30,947	33	$25,473,283	$170,628

December 31, 2016
U.S. GSE debt securities	$5,176,669	$73,331	$0	$0	4	$5,176,669	$73,331
Agency MBS	10,704,717	115,458	0	0	15	10,704,717	115,458
Other investments	493,548	2,452	0	0	2	493,548	2,452
	$16,374,934	$191,241	$0	$0	21	$16,374,934	$191,241

September 30, 2016
U.S. GSE debt securities	$1,994,753	$5,247	$0	$0	1	$1,994,753	$5,247
Agency MBS	2,054,035	18,571	0	0	4	2,054,035	18,571
	$4,048,788	$23,818	$0	$0	5	$4,048,788	$23,818

The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition. As of September 30, 2017, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be other than temporary.

Note 5. Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	September 30,	December 31,	September 30,
	2017	2016	2016

Commercial & industrial	$77,604,260	$68,730,573	$69,791,331
Commercial real estate	210,983,668	201,728,280	190,246,590
Residential real estate - 1st lien	167,185,874	166,691,962	161,277,406
Residential real estate - Junior (Jr) lien	43,962,578	42,927,335	41,739,827
Consumer	6,311,739	7,171,076	7,131,741
Gross Loans	506,048,119	487,249,226	470,186,895
Deduct (add):
Allowance for loan losses	5,436,313	5,278,445	5,179,965
Deferred net loan costs	(318,452)	(310,130)	(312,565)
Net Loans	$500,930,258	$482,280,911	$465,319,495

Table of Content

The following is an age analysis of loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

							90 Days or
		90 Days	Total			Non-Accrual	More and
September 30, 2017	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$76,185	$0	$76,185	$77,528,075	$77,604,260	$48,385	$0
Commercial real estate	1,186,687	228,621	1,415,308	209,568,360	210,983,668	714,720	15,011
Residential real estate
- 1st lien	1,366,466	1,823,490	3,189,956	163,995,918	167,185,874	1,511,891	725,581
- Jr lien	454,613	261,256	715,869	43,246,709	43,962,578	450,192	64,292
Consumer	53,597	2,777	56,374	6,255,365	6,311,739	0	2,777
	$3,137,548	$2,316,144	$5,453,692	$500,594,427	$506,048,119	$2,725,188	$807,661

							90 Days or
		90 Days	Total			Non-Accrual	More and
December 31, 2016	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$328,684	$26,042	$354,726	$68,375,847	$68,730,573	$143,128	$26,042
Commercial real estate	824,836	222,738	1,047,574	200,680,706	201,728,280	765,584	0
Residential real estate
- 1st lien	4,881,496	1,723,688	6,605,184	160,086,778	166,691,962	1,227,220	1,068,083
- Jr lien	984,849	116,849	1,101,698	41,825,637	42,927,335	338,602	27,905
Consumer	53,972	2,176	56,148	7,114,928	7,171,076	0	2,176
	$7,073,837	$2,091,493	$9,165,330	$478,083,896	$487,249,226	$2,474,534	$1,124,206

							90 Days or
		90 Days	Total			Non-Accrual	More and
September 30, 2016	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$236,510	$116,720	$353,230	$69,438,101	$69,791,331	$205,358	$116,720
Commercial real estate	655,874	249,749	905,623	189,340,967	190,246,590	759,332	227,302
Residential real estate
- 1st lien	1,837,612	1,005,342	2,842,954	158,434,452	161,277,406	1,289,968	744,379
- Jr lien	203,174	91,420	294,594	41,445,233	41,739,827	343,766	91,420
Consumer	66,776	0	66,776	7,064,965	7,131,741	0	0
	$2,999,946	$1,463,231	$4,463,177	$465,723,718	$470,186,895	$2,598,424	$1,179,821

For all loan segments, loans over 30 days past due are considered delinquent.

As of the balance sheet dates presented, residential mortgage loans in process of foreclosure consisted of the following:

	Number of loans	Balance

September 30, 2017	7	$443,099
December 31, 2016	8	322,663
September 30, 2016	6	250,413

Allowance for loan losses

The ALL is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance.

Table of Content

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

Table of Content

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

Specific component

The specific component of the ALL relates to loans that are impaired. Impaired loans include all troubled debt restructurings (TDR) regardless of amount and all loans to a borrower that in the aggregate are greater than $100,000 and that are in non-accrual status. A specific allowance is established for an impaired loan when its estimated impaired basis is less than the total recorded investment in the loan. For all loan segments, except consumer loans, a loan is considered impaired when, based on current information and events, in management’s estimation it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant or temporary payment delays and payment shortfalls generally are not classified as impaired. Management evaluates the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and frequency of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

ALL methodology changes implemented as of June 30, 2017

During the second quarter of 2017, the Company transitioned to a software solution for preparing the ALL calculation and related reports, replacing previously used Excel spreadsheets. The software solution provides the Company with stronger data integrity, ease and efficiency in ALL preparation, and helps ready the Company for the future transition to the CECL model. During the implementation and testing of the software, several changes to the underlying ALL methodology were made. Those changes included (i) removing the government guaranteed balances from the calculation of the ALL for both the pooled loans and impaired loans, (ii) treating all TDRs as impaired regardless of size, and (iii) using a fixed look back period for historical losses based on loss history and economic conditions rather than applying the highest look back period of the last 5 years. The Company has a solid history of collection of government guarantees; removal of the guaranteed portion of the loan balance from the ALL calculation for government guaranteed loans reduces the amount of reserves that would otherwise be required against those loans. Management expects the change to the historical loss methodology will eliminate sharp increases or decreases in loss ratios resulting from isolated losses rolling into or out of the look back period and is more reflective of the Company’s loss history during periods of economic stability. Although the inclusion of all TDRs in the impaired calculation now requires the individual analysis of a significantly larger number of loans than was the case under the previous ALL methodology, the ability to individually analyze a greater number of loans is facilitated by the new software. Compared to the prior ALL methodology, the net impact of the foregoing methodology changes reduced required reserves by approximately $247,000 for the quarter ended June 30, 2017, the quarter during which the changes were first implemented.

Table of Content

The tables below summarize changes in the ALL and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended September 30, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$695,663	$2,530,215	$1,363,324	$374,364	$51,295	$359,517	$5,374,378
Charge-offs	0	0	(84,098)	0	(35,825)	0	(119,923)
Recoveries	19,151	0	4,621	60	8,026	0	31,858
Provision (credit)	(41,481)	113,047	136,764	11,115	28,115	(97,560)	150,000
Ending balance	$673,333	$2,643,262	$1,420,611	$385,539	$51,611	$261,957	$5,436,313

As of or for the nine months ended September 30, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$726,848	$2,496,085	$1,369,757	$371,176	$83,973	$230,606	$5,278,445
Charge-offs	0	(160,207)	(88,833)	(15,311)	(99,617)	0	(363,968)
Recoveries	23,469	231	14,838	180	33,118	0	71,836
Provision (credit)	(76,984)	307,153	124,849	29,494	34,137	31,351	450,000
Ending balance	$673,333	$2,643,262	$1,420,611	$385,539	$51,611	$261,957	$5,436,313

Allowance for loan losses
Evaluated for impairment
Individually	$0	$65,150	$153,570	$119,224	$0	$0	$337,944
Collectively	673,333	2,578,112	1,267,041	266,315	51,611	261,957	5,098,369
	$673,333	$2,643,262	$1,420,611	$385,539	$51,611	$261,957	$5,436,313

Loans evaluated for impairment
Individually	$48,385	$1,936,399	$3,760,913	$379,777	$0		$6,125,474
Collectively	77,555,875	209,047,269	163,424,961	43,582,801	6,311,739		499,922,645
	$77,604,260	$210,983,668	$167,185,874	$43,962,578	$6,311,739		$506,048,119

Table of Content

As of or for the year ended December 31, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$712,902	$2,152,678	$1,368,028	$422,822	$75,689	$279,759	$5,011,878
Charge-offs	(49,009)	0	(244,149)	0	(15,404)	0	(308,562)
Recoveries	36,032	0	23,712	240	15,145	0	75,129
Provision (credit)	26,923	343,407	222,166	(51,886)	8,543	(49,153)	500,000
Ending balance	$726,848	$2,496,085	$1,369,757	$371,176	$83,973	$230,606	$5,278,445

Allowance for loan losses
Evaluated for impairment
Individually	$0	$86,400	$6,200	$114,800	$0	$0	$207,400
Collectively	726,848	2,409,685	1,363,557	256,376	83,973	230,606	5,071,045
	$726,848	$2,496,085	$1,369,757	$371,176	$83,973	$230,606	$5,278,445

Loans evaluated for impairment
Individually	$48,385	$687,495	$946,809	$224,053	$0		$1,906,742
Collectively	68,682,188	201,040,785	165,745,153	42,703,282	7,171,076		485,342,484
	$68,730,573	$201,728,280	$166,691,962	$42,927,335	$7,171,076		$487,249,226

As of or for the three months ended September 30, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$825,242	$2,316,966	$1,294,272	$414,082	$80,560	$146,298	$5,077,420
Charge-offs	(1,358)	0	(42,000)	0	(14,438)	0	(57,796)
Recoveries	2,174	0	3,974	60	4,133	0	10,341
Provision (credit)	(54,384)	34,435	82,396	(32,861)	(11,915)	132,329	150,000
Ending balance	$771,674	$2,351,401	$1,338,642	$381,281	$58,340	$278,627	$5,179,965

As of or for the nine months ended September 30, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$712,902	$2,152,678	$1,368,028	$422,822	$75,689	$279,759	$5,011,878
Charge-offs	(12,194)	0	(234,549)	0	(38,412)	0	(285,155)
Recoveries	22,650	0	9,660	180	20,752	0	53,242
Provision (credit)	48,316	198,723	195,503	(41,721)	311	(1,132)	400,000
Ending balance	$771,674	$2,351,401	$1,338,642	$381,281	$58,340	$278,627	$5,179,965

Allowance for loan losses
Evaluated for impairment
Individually	$0	$92,900	$19,000	$115,600	$0	$0	$227,500
Collectively	771,674	2,258,501	1,319,642	265,681	58,340	278,627	4,952,465
	$771,674	$2,351,401	$1,338,642	$381,281	$58,340	$278,627	$5,179,965

Loans evaluated for impairment
Individually	$188,528	$703,852	$1,064,752	$226,590	$0		$2,183,722
Collectively	69,602,803	189,542,738	160,212,654	41,513,237	7,131,741		468,003,173
	$69,791,331	$190,246,590	$161,277,406	$41,739,827	$7,131,741		$470,186,895

Table of Content

Impaired loans, by portfolio segment, were as follows:

	As of September 30, 2017
		Unpaid		Average	Average	Interest
	Recorded	Principal	Related	Recorded	Recorded	Income
	Investment	Balance	Allowance	Investment (1)	Investment (2)	Recognized (2)

Related allowance recorded
Commercial real estate	$204,645	$225,681	$65,150	$207,572	$212,451	$0
Residential real estate
- 1st lien	1,071,713	1,108,286	153,570	1,055,232	608,943	20,535
- Jr lien	224,957	293,638	119,224	254,291	238,679	305
	1,501,315	1,627,605	337,944	1,517,095	1,060,073	20,840

No related allowance recorded
Commercial & industrial	48,385	62,498		91,882	70,133	0
Commercial real estate	1,735,982	2,305,028		1,749,498	1,105,573	50,123
Residential real estate
- 1st lien	2,705,775	3,006,813		2,630,926	1,587,592	87,720
- Jr lien	154,839	154,918		145,830	107,120	0
	4,644,981	5,529,257		4,618,136	2,870,418	137,843

	$6,146,296	$7,156,862	$337,944	$6,135,231	$3,930,491	$158,683

(1) For the three months ended September 30, 2017
(2) For the nine months ended September 30, 2017

In the table above, recorded investment of impaired loans as of September 30, 2017 includes accrued interest receivable and deferred net loan costs of $20,822.

	As of December 31, 2016			2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Related allowance recorded
Commercial real estate	$220,257	$232,073	$86,400	$89,664
Residential real estate - 1st lien	271,962	275,118	6,200	350,709
Residential real estate - Jr lien	224,053	284,342	114,800	241,965
	716,272	791,533	207,400	682,338

No related allowance recorded
Commercial & industrial	48,385	62,498		183,925
Commercial real estate	467,238	521,991		1,059,542
Residential real estate - 1st lien	674,847	893,741		877,237
Residential real estate - Jr lien	0	0		15,888
	1,190,470	1,478,230		2,136,592

	$1,906,742	$2,269,763	$207,400	$2,818,930

Table of Content

	As of September 30, 2016
		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Recorded
	Investment	Balance	Allowance	Investment(1)	Investment(2)

Related allowance recorded
Commercial real estate	$228,062	$235,152	$92,900	$0	$45,612
Residential real estate
- 1st lien	436,191	579,182	19,000	435,802	296,316
- Jr lien	226,590	284,314	115,600	262,589	197,154
	890,843	1,098,648	227,500	698,391	539,082

No related allowance recorded
Commercial & industrial	188,528	262,297		198,137	174,248
Commercial real estate	475,790	523,245		901,468	966,095
Residential real estate
- 1st lien	628,561	729,602		918,378	742,267
- Jr lien	0	0		39,721	15,888
	1,292,879	1,515,144		2,057,704	1,898,498

	$2,183,722	$2,613,792	$227,500	$2,756,095	$2,437,580

(1) For the three months ended September 30, 2016
(2) For the nine months ended September 30, 2016

Interest income recognized on impaired loans was immaterial for the December 31, 2016 and September 30, 2016 periods presented.

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

Table of Content

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of September 30, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$74,066,398	$201,257,154	$164,684,918	$43,235,529	$6,308,962	$489,552,961
Group B	277,046	877,021	0	154,942	0	1,309,009
Group C	3,260,816	8,849,493	2,500,956	572,107	2,777	15,186,149
	$77,604,260	$210,983,668	$167,185,874	$43,962,578	$6,311,739	$506,048,119

As of December 31, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$67,297,983	$191,755,393	$164,708,778	$42,289,062	$7,168,901	$473,220,117
Group B	512,329	2,971,364	0	169,054	0	3,652,747
Group C	920,261	7,001,523	1,983,184	469,219	2,175	10,376,362
	$68,730,573	$201,728,280	$166,691,962	$42,927,335	$7,171,076	$487,249,226

Table of Content

As of September 30, 2016

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$67,062,235	$179,855,087	$158,989,152	$41,124,097	$7,131,741	$454,162,312
Group B	1,551,890	3,270,984	451,736	146,896	0	5,421,506
Group C	1,177,206	7,120,519	1,836,518	468,834	0	10,603,077
	$69,791,331	$190,246,590	$161,277,406	$41,739,827	$7,131,741	$470,186,895

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

New TDRs, by portfolio segment, during the periods presented were as follows:

	Three months ended September 30, 2017			Nine months ended September 30, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Residential real estate
- 1st lien	1	$80,323	$87,844	2	$122,180	$145,262

Table of Content

Year ended December 31, 2016		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate
- 1st lien	8	$572,418	$598,030
- Jr lien	2	62,819	64,977
	10	$635,237	$663,007

	Three months ended September 30, 2016			Nine months ended September 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Residential real estate
- 1st lien	3	$177,182	$185,107	8	$572,418	$598,030
- Jr lien	0	0	0	2	62,819	64,977
	3	$177,182	$185,107	10	$635,237	$663,007

The TDR’s for which there was a payment default during the twelve month periods presented were as follows:

Twelve months ended September 30, 2017	Number of	Recorded
	Contracts	Investment
Residential real estate – 1st lien	1	$87,844

Twelve months ended December 31, 2016	Number of	Recorded
	Contracts	Investment
Residential real estate - 1st lien	2	$93,230
Residential real estate - Jr lien	1	54,557
	3	$147,787

Twelve months ended September 30, 2016	Number of	Recorded
	Contracts	Investment
Commercial	1	$71,808
Commercial real estate	1	228,063
Residential real estate - 1st lien	2	94,004
Residential real estate - Jr lien	1	54,557
	5	$448,432

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

Table of Content

The specific allowances related to TDRs as of the balance sheet dates are presented in the table below.

	September 30,	December 31,	September 30,
	2017	2016	2016

Specific Allocation(1)	$216,939	$92,600	$98,600

(1) The increase in specific allocations at September 30, 2017 is principally related to the change in methodology during the second quarter of 2017 that recognized all TDR’s as impaired.

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

The Company also initially recorded $4,161,000 of acquired identified intangible assets in the LyndonBank merger, representing the core deposit intangible which is subject to amortization as a non-interest expense over a ten year period. The accumulated amortization expense was $4,092,834 and $3,820,139 as of September 30, 2017 and 2016, respectively.

Amortization expense for the core deposit intangible for the first nine months of 2017 and 2016 was $204,525. The future amortization expense related to the remaining core deposit intangible is $68,166 and will be fully expensed in 2017.

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

Table of Content

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

Loans and loans held-for-sale:  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate residential, commercial real estate, and rental property mortgage loans, and commercial and industrial loans) are estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Loan impairment is deemed to exist when full repayment of principal and interest according to the contractual terms of the loan is no longer probable. Impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. If the fair value is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the ALL. Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis. Management has estimated the fair values of collateral-dependent loans using Level 2 inputs, such as the fair value of collateral based on independent third-party appraisals. All other loans are valued using Level 3 inputs.

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

Table of Content

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

FASB Accounting Standards Codification (ASC) Topic 825, “Financial Instruments”, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

September 30, 2017	Level 2
Assets: (market approach)
U.S. GSE debt securities	$15,256,844
Agency MBS	16,508,044
Other investments	4,954,785
$36,719,673

December 31, 2016	Level 2
Assets: (market approach)
U.S. GSE debt securities	$17,317,328
Agency MBS	13,154,228
Other investments	3,243,495
$33,715,051

September 30, 2016	Level 2
Assets: (market approach)
U.S. GSE debt securities	$13,843,494
Agency MBS	12,526,616
Other investments	3,042,106
$29,412,216

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

Table of Content

Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

September 30, 2017	Level 2
Assets: (market approach)
MSRs (1)	$1,113,034
Impaired loans, net of related allowance	0
OREO	324,235

December 31, 2016	Level 2
Assets: (market approach)
MSRs (1)	$1,210,695
Impaired loans, net of related allowance	508,872
OREO	394,000

September 30, 2016	Level 2
Assets: (market approach)
MSRs (1)	$1,215,311
Impaired loans, net of related allowance	663,343
OREO	409,000

(1) Represents MSRs at lower of cost or fair value, including MSRs deemed to be impaired and for which a valuation allowance was established to carry at fair value as of the balance sheet dates presented.

There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented.

Table of Content

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company's financial instruments were as follows:

September 30, 2017		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$29,720	$29,720	$0	$0	$29,720
Securities held-to-maturity	53,882	0	54,571	0	54,571
Securities available-for-sale	36,720	0	36,720	0	36,720
Restricted equity securities	1,700	0	1,700	0	1,700
Loans and loans held-for-sale
Commercial & industrial	76,890	0	0	77,533	77,533
Commercial real estate	208,232	0	0	209,648	209,648
Residential real estate - 1st lien	166,366	0	0	168,903	168,903
Residential real estate - Jr lien	43,555	0	0	43,931	43,931
Consumer	6,256	0	0	6,491	6,491
MSRs (1)	1,113	0	1,289	0	1,289
Accrued interest receivable	1,893	0	1,893	0	1,893

Financial liabilities:
Deposits
Other deposits	502,963	0	502,203	0	502,203
Brokered deposits	53,789	0	53,786	0	53,786
Long-term borrowings	3,550	0	3,219	0	3,219
Repurchase agreements	27,459	0	27,459	0	27,459
Capital lease obligations	409	0	409	0	409
Subordinated debentures	12,887	0	12,844	0	12,844
Accrued interest payable	109	0	109	0	109

(1) Reported fair value represents all MSRs for loans serviced by the Company at September 30, 2017, regardless of carrying amount.

Table of Content

December 31, 2016		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$29,614	$29,614	$0	$0	$29,614
Securities held-to-maturity	49,887	0	51,035	0	51,035
Securities available-for-sale	33,715	0	33,715	0	33,715
Restricted equity securities	2,756	0	2,756	0	2,756
Loans and loans held-for-sale
Commercial & industrial	67,972	0	48	68,727	68,775
Commercial real estate	199,136	0	601	201,560	202,161
Residential real estate - 1st lien	165,243	0	941	166,858	167,799
Residential real estate - Jr lien	42,536	0	109	42,948	43,057
Consumer	7,084	0	0	7,371	7,371
MSRs(1)	1,211	0	1,302	0	1,302
Accrued interest receivable	1,819	0	1,819	0	1,819

Financial liabilities:
Deposits
Other deposits	470,002	0	469,323	0	469,323
Brokered deposits	34,733	0	34,745	0	34,745
Short-term borrowings	30,000	0	30,000	0	30,000
Long-term borrowings	1,550	0	1,376	0	1,376
Repurchase agreements	30,423	0	30,423	0	30,423
Capital lease obligations	483	0	483	0	483
Subordinated debentures	12,887	0	12,849	0	12,849
Accrued interest payable	73	0	73	0	73

(1) Reported fair value represents all MSRs for loans serviced by the Company at December 31, 2016, regardless of carrying amount.

Table of Content

September 30, 2016		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$12,380	$12,380	$0	$0	$12,380
Securities held-to-maturity	56,837	0	57,592	0	57,592
Securities available-for-sale	29,412	0	29,412	0	29,412
Restricted equity securities	1,856	0	1,856	0	1,856
Loans and loans held-for-sale
Commercial & industrial	68,978	0	189	69,957	70,146
Commercial real estate	187,783	0	611	192,329	192,940
Residential real estate - 1st lien	160,552	0	1,046	163,770	164,816
Residential real estate - Jr lien	41,334	0	111	41,826	41,937
Consumer	7,069	0	0	7,358	7,358
MSRs (1)	1,215	0	1,333	0	1,333
Accrued interest receivable	1,650	0	1,650	0	1,650

Financial liabilities:
Deposits
Other deposits	470,587	0	470,785	0	470,785
Brokered deposits	33,220	0	33,223	0	33,223
Federal funds purchased and short-term borrowings	5,245	0	5,245	0	5,245
Long-term borrowings	550	0	503	0	503
Repurchase agreements	25,834	0	25,834	0	25,834
Capital lease obligations	494	0	494	0	494
Subordinated debentures	12,887	0	12,852	0	12,852
Accrued interest payable	44	0	44	0	44

(1) Reported fair value represents all MSRs for loans serviced by the Company at September 30, 2016, regardless of carrying amount.

Note 8. Loan Servicing

The following table shows the changes in the carrying amount of the mortgage servicing rights, included in other assets in the consolidated balance sheets, for the periods indicated:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2017	December 31, 2016	September 30, 2016

Balance at beginning of year	$1,210,695	$1,293,079	$1,293,079
Mortgage servicing rights capitalized	82,686	176,705	152,900
Mortgage servicing rights amortized	(180,347)	(266,603)	(208,706)
Change in valuation allowance	0	7,514	(21,962)
Balance at end of period	$1,113,034	$1,210,695	$1,215,311

Note 9. Legal Proceedings

In the normal course of business, the Company and its subsidiary are involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10. Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by US GAAP. On September 22, 2017, the Company declared a cash dividend of $0.17 per common share payable November 1, 2017 to shareholders of record as of October 15, 2017. This dividend, amounting to $864,746, was accrued at September 30, 2017.

Table of Content

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Period Ended September 30, 2017

The following discussion analyzes the consolidated financial condition of Community Bancorp. (the Company) and its wholly-owned subsidiary, Community National Bank (the Bank), as of September 30, 2017, December 31, 2016 and September 30, 2016, and its consolidated results of operations for the nine-month interim periods presented. Under applicable regulations of the Securities and Exchange Commission (SEC), the Company is eligible for relief from certain disclosure requirements available to smaller reporting companies until it files its first quarterly report on Form 10-Q for 2018.

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

Table of Content

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

OVERVIEW

The Company’s consolidated assets on September 30, 2017 were $661,539,071, an increase of $23,885,406, or 3.8%, from December 31, 2016 and an increase of $55,748,641, or 9.2%, from September 30, 2016. Net loans increased $18,649,347, or 3.9%, since December 31, 2016 and $35,610,763, or 7.7%, since September 30, 2016. The year over year increase in the loan portfolio is primarily attributable to growth in commercial loans and was funded primarily through an increase in deposit accounts and wholesale funding in the form of brokered deposits.

Total deposits increased $52,017,288, or 10.3%, since December 31, 2016 due to increases in most components including $11.5 million, or 11.0%, in non-interest bearing demand accounts, $12.7 million, or 14.6%, in savings accounts, and $12.8 million, or 13.2%, in other time deposits. In the year over year comparison, deposits increased $52,945,414, or 10.5%. Core deposits saw increases in all areas in the year over year comparison, and increases are noted in money market accounts and time deposits as well. Some of the increase in time deposits in both comparison periods is attributable to the Company’s use of brokered deposits, both from purchases on the national certificate of deposit (CD) market and through the Certificate of Deposit Account Registry Service (CDARS).

Despite four federal funds rate increases of 25 basis points each since December 2015, interest rates remain at historically low levels, and the yield curve is still not providing any meaningful relief on margin pressure as long-term rates have stayed in a tight range. Growth of the commercial loan portfolio in recent years, which typically carries higher yields than residential and consumer loans, has helped to maintain a stable level of interest income. This shift in asset mix is in line with the Company’s strategic plan to increase its concentration in commercial loans while maintaining a stable residential loan portfolio. While commercial loans inherently carry more risk, the Company has dedicated significant resources in the credit administration department to mitigate the additional risk. The opportunities for growth continue to be primarily in the Central Vermont market, where economic activity is more robust than in the Company’s Orleans and Caledonia county markets, and where the Company is increasing its presence and market share. The Company opened a loan production office in Chittenden County, Vermont’s most populous county and economic hub, during the first quarter of 2017, which should further drive commercial loan activity.

Interest income increased $566,067, or 9.1%, for the third quarter of 2017 compared to the same quarter in 2016, and $1,385,663, or 7.7%, for the first nine months of 2017 compared to the same period in 2016. Interest expense increased $104,449, or 15.1%, for the third quarter of 2017 compared to the same quarter in 2016, and $248,105, or 12.2%, for the first nine months of 2017 compared to the same period in 2016. The increase in interest income year over year reflects the higher balances in net loans, which exceeded the prior year by $35.6 million, or 7.7%. While the increases in interest income in both comparison periods are largely due to the increase in the asset base, the increase in short-term rates is starting to have an impact as well, as is reflected in interest income for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016. The increase in interest paid on deposits during the first three months and nine months of 2017 is partially attributable to a higher utilization of brokered time deposits, which carry higher rates than core non-maturity deposits, as well as to increases in the volume of all categories of interest-bearing deposits. The increases in the federal funds rate have also impacted interest expense on borrowed funds and the Company’s junior subordinated debentures.

Table of Content

Net interest income after the provision for loan losses improved by $461,618, or 8.5%, for the third quarter of 2017 compared to the same quarter in 2016, and $1,087,558, or 7.0%, for the nine months ended September 30, 2017 compared to the same period in 2016. The charge to income for the provision for loan losses increased $50,000, or 12.5%, for the nine month comparison period due to a combination of a low level of losses in the first quarter of 2016 and the increase in the loan portfolio, year over year. Please refer to the Allowance for loan losses and provisions discussion in the Credit Risk section for more information.

Net income for the third quarter of 2017 was $1,792,949, an increase of $277,049, or 18.3%, over net income of $1,515,900 for the third quarter of 2016. Net income for the first nine months of 2017 was $4,706,679, an increase of $726,086, or 18.2%, over net income of $3,980,593 for the same period in 2016. As stated above, net interest income contributed significantly to the Company’s increase in earnings. A decrease in non-interest income of $34,273, or 2.3%, for the quarter and an increase of $161,126, or 4.0% year to date are noted, while total non-interest expense increased in both periods by $51,613, or 1.1%, for the quarter and $317,829, or 2.3%, year to date. The decrease in non-interest income for the third quarter of 2017 is attributable, in part, to activity associated with the Bank’s Supplemental Employee Retirement Program (SERP). While income was reported from fair market value adjustments of SERP assets in 2016, the Company reported a net loss on the liquidation of the SERP assets during the third quarter of 2017 following the final payout to the last retired participant. The increase in non-interest income year to date is attributable mostly to the courtesy overdraft program implemented in the third quarter of 2016. With the increase in market rates, the opportunity for refinancing has diminished and the mortgage business is primarily from new purchase financing, resulting in lower levels of residential mortgage lending activity in 2017 compared to 2016. Residential mortgage originations totaled $34,486,938 for the first nine months of 2017 compared to $35,257,580 for the same period of 2016, which is also reflected in the decrease in the Company’s loan fee income. Of those originations during the first nine months of 2017, secondary market sales totaled $10,912,354, compared to $18,296,608 for the first nine months of 2016, providing points and premiums from the sales of these mortgages of $250,826 and $351,824, respectively, a decrease of 28.7%.

The increases in non-interest expenses are mostly attributable to increases in occupancy expense, marketing expense and expenditures related to technology initiatives. Please refer to the Non-interest Income and Expense sections for more information.

On September 22, 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per common share, payable on November 1, 2017 to shareholders of record on October 15, 2017. This represents an increase in the quarterly dividend of $0.01 per share, compared to 2016 and is attributable to the Bank’s strong performance in 2016, demonstrating the confidence of the Board of Directors and management team in the Company’s ability to generate shareholder value. The Company is focused on increasing the profitability of the balance sheet, and prudently managing operating expenses and risk, particularly credit risk, in order to remain a well-capitalized bank in this challenging interest rate environment.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are fundamental to understanding the Company’s results of operations and financial condition because they require management to use estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results. These policies are considered by management to be critical because they require subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The Company’s critical accounting policies govern:

● the allowance for loan losses (ALL);
● other real estate owned (OREO);
● valuation of residential mortgage servicing rights (MSRs);
● other than temporary impairment of investment securities; and
● the carrying value of goodwill.

These policies are described further in the Company’s 2016 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. Except for certain changes in the Company’s methodology for calculating the ALL, which were adopted during the second quarter of 2017 and which are described below in the Credit Risk section of this MD&A, and in Note 5 (Loans, Allowance for Loan Losses and Credit Quality), there were no material changes during the first nine months of 2017 in the Company’s critical accounting policies.

Table of Content

RESULTS OF OPERATIONS

Net income for the third quarter of 2017 was $1,792,949 or $0.35 per common share, compared to $1,515,900 or $0.30 per common share for the same quarter of 2016, and net income for the first nine months of 2017 was $4,706,679 or $0.91 per common share, compared to $3,980,593 or $0.78 per common share for the same period in 2016. Core earnings (net interest income) for the third quarter of 2017 increased $461,618, or 8.3% compared to the same quarter in 2016 and $1,137,558, or 7.1%, for the nine months ended September 30, 2017 compared to the prior year. In light of the continued pressure on net interest margin and spread in this flat yield curve environment, the Company is pleased with these increases. To help offset this pressure, the Company has focused on growing the commercial loan portfolio, and shifting a portion of the investment portfolio to higher yielding Small Business Administration securities (SBA) and agency mortgage-backed securities (Agency MBS) within its available-for-sale (AFS) portfolio. FDIC insured Certificates of Deposit have also been an attractive investment class that have seen increased volume. Compared to the same period last year, during the first nine months of 2017, the loan mix continued to shift in favor of higher yielding commercial loans, while the deposit mix experienced an increase in lower cost non-maturity deposits, both of which have benefitted the Company’s net interest income. Interest paid on deposits, which is the major component of total interest expense, increased $124,364, or 24.7%, for the third quarter of 2017 compared to the same quarter of 2016, and $204,967, or 13.4%, in the first nine months of 2017 compared to the same period of 2016, reflecting the increased deposit balances and increases in rates on wholesale funds and brokered deposits. The Company recorded a provision for loan losses of $150,000 for the third quarters of 2017 and 2016, and nine month provisions for loan losses of $450,000 and $400,000, respectively. Non-interest income decreased $34,273, or 2.3%, for the third quarter of 2017 compared to the same quarter of 2016 and increased $161,126, or 4.0%, for the first nine months of 2017 compared to 2016. Non-interest expense increased $51,613, or 1.1%, for the third quarter of 2017 compared to the same quarter of 2016 and $317,829, or 2.3%, for the first nine months of 2017 compared to the prior year. The section labeled Non-Interest Income and Non-Interest Expense provides a more detailed discussion on the significant components of these items.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized for the comparison periods.

	Three Months Ended September 30,
	2017	2016
Return on Average Assets	1.09%	0.99%
Return on Average Equity	12.53%	11.29%

	Nine Months Ended September 30,
	2017	2016
Return on Average Assets	0.98%	0.89%
Return on Average Equity	11.29%	10.08%

Table of Content

The following table summarizes the earnings performance and certain balance sheet data of the Company for the periods presented.

SELECTED FINANCIAL DATA (Unaudited)

	September 30,	December 31,	September 30,
	2017	2016	2016
Balance Sheet Data
Net loans	$500,930,258	$482,280,911	$465,319,495
Total assets	661,539,071	637,653,665	605,790,430
Total deposits	556,752,320	504,735,032	503,806,906
Borrowed funds	3,550,000	31,550,000	5,795,000
Total liabilities	604,318,331	583,202,148	551,946,796
Total shareholders' equity	57,220,740	54,451,517	53,843,634

Book value per common share outstanding	$10.73	$10.27	$10.18

	Nine Months Ended September 30,
	2017	2016
Operating Data
Total interest income	$19,421,393	$18,035,730
Total interest expense	2,280,105	2,032,000
Net interest income	17,141,288	16,003,730

Provision for loan losses	450,000	400,000
Net interest income after provision for loan losses	16,691,288	15,603,730

Non-interest income	4,201,196	4,040,070
Non-interest expense	14,465,802	14,147,973
Income before income taxes	6,426,682	5,495,827
Applicable income tax expense(1)	1,720,003	1,515,234

Net Income	$4,706,679	$3,980,593

Per Common Share Data
Earnings per common share (2)	$0.91	$0.78
Dividends declared per common share	$0.51	$0.48
Weighted average number of common shares outstanding	5,077,473	5,016,191
Number of common shares outstanding, period end	5,100,675	5,042,989

(1) Applicable income tax expense assumes a 34% tax rate.
(2) Computed based on the weighted average number of common shares outstanding during the periods presented.

Table of Content

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

The Company’s tax-exempt interest income of $332,102 for the three months ended September 30, 2017 and $992,831 for the first nine months of 2017, compared to $339,999 and $942,246, respectively, for the same periods last year, was derived from municipal investments, which comprised the entire held-to-maturity (HTM) portfolio of $53,882,287 at September 30, 2017, and $56,837,100 at September 30, 2016.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the comparison periods presented.

	Three Months Ended September 30,
	2017	2016

Net interest income as presented	$6,023,973	$5,562,355
Effect of tax-exempt income	171,083	175,151
Net interest income, tax equivalent	$6,195,056	$5,737,506

	Nine Months Ended September 30,
	2017	2016

Net interest income as presented	$17,141,288	$16,003,730
Effect of tax-exempt income	511,458	485,399
Net interest income, tax equivalent	$17,652,746	$16,489,129

Table of Content

The following tables present average interest-earning assets and average interest-bearing liabilities supporting earning assets. Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended September 30,
		2017			2016
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$506,853,347	$6,244,899	4.89%	$476,137,513	$5,732,855	4.79%
Taxable investment securities	35,519,175	171,880	1.92%	27,393,741	128,767	1.87%
Tax-exempt investment securities	49,608,712	503,185	4.02%	55,195,067	515,150	3.71%
Sweep and interest-earning accounts	10,355,461	29,964	1.15%	2,591,082	3,048	0.47%
Other investments (2)	2,195,121	41,320	7.47%	3,176,788	49,429	6.19%
	$604,531,816	$6,991,248	4.59%	$564,494,191	$6,429,249	4.53%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$115,801,161	$91,951	0.32%	$107,853,436	$51,580	0.19%
Money market accounts	84,791,867	187,889	0.88%	81,796,244	209,212	1.02%
Savings deposits	99,061,882	32,277	0.13%	88,078,948	27,216	0.12%
Time deposits	133,068,701	316,417	0.94%	105,959,177	216,162	0.81%
Borrowed funds	4,535,815	3,644	0.32%	31,398,913	42,412	0.54%
Repurchase agreements	27,263,645	20,564	0.30%	25,387,081	18,820	0.29%
Capital lease obligations	418,393	8,569	8.19%	501,328	10,992	8.77%
Junior subordinated debentures	12,887,000	134,881	4.15%	12,887,000	115,349	3.56%
	$477,828,464	$796,192	0.66%	$453,862,127	$691,743	0.61%

Net interest income		$6,195,056			$5,737,506
Net interest spread (3)			3.93%			3.92%
Net interest margin (4)			4.07%			4.04%

(1) Included in gross loans are non-accrual loans with an average balance of $2,596,724 and $2,958,744 for the three months ended September 30, 2017 and 2016, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses, less loans held-for-sale.
(2) Included in other investments is the Company’s FHLBB Stock with an average balance of $1,219,971 and $2,201,638 for the three months ended September 30, 2017 and 2016, respectively, and a dividend rate of approximately
4.22% and 3.65%, respectively, per quarter.
(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average earning assets.

Table of Content

	Nine Months Ended September 30,
		2017			2016
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$495,170,740	$17,737,531	4.79%	$465,314,118	$16,582,276	4.76%
Taxable investment securities	35,001,161	488,250	1.87%	29,210,491	384,413	1.76%
Tax-exempt investment securities	51,924,841	1,504,289	3.87%	50,577,436	1,427,645	3.77%
Sweep and interest-earning accounts	11,938,565	84,802	0.95%	5,225,968	18,654	0.48%
Other investments (2)	2,545,091	117,979	6.20%	2,766,541	108,141	5.22%
	$596,580,398	$19,932,851	4.47%	$553,094,554	$18,521,129	4.47%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$116,594,941	$216,227	0.25%	$111,223,384	$155,413	0.19%
Money market accounts	85,819,418	595,162	0.93%	84,974,840	637,818	1.00%
Savings deposits	96,382,338	91,597	0.13%	85,668,159	79,225	0.12%
Time deposits	125,015,108	831,446	0.89%	107,919,364	657,009	0.81%
Borrowed funds	12,140,165	65,311	0.72%	18,588,663	74,046	0.53%
Repurchase agreements	28,768,193	64,326	0.30%	25,393,136	56,125	0.30%
Capital lease obligations	442,977	27,181	8.18%	522,708	32,761	8.36%
Junior subordinated debentures	12,887,000	388,855	4.03%	12,887,000	339,603	3.52%
	$478,050,140	$2,280,105	0.64%	$447,177,254	$2,032,000	0.61%

Net interest income		$17,652,746			$16,489,129
Net interest spread (3)			3.83%			3.86%
Net interest margin (4)			3.96%			3.98%

(1) Included in gross loans are non-accrual loans with an average balance of $2,565,181 and $3,384,345 for the nine months ended September 30, 2017 and 2016, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses, less loans held-for-sale.
(2) Included in other investments is the Company’s FHLBB Stock with average balances of $1,569,941 and $1,791,391 respectively, and a dividend rate of approximately 4.19% and 4.84%, respectively, for the first nine months of
2017 and 2016, respectively.
(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average earning assets.

Table of Content

The average volume of interest-earning assets for the three- and nine-month periods ended September 30, 2017 increased 7.1% and 7.9%, respectively, compared to the same periods last year. Average yield on interest-earning assets for the third quarter increased six basis points, to 4.59%, compared to 4.53% for the same period last year, and remained unchanged at 4.47% for the nine months ended September 30, 2017, compared to the same period last year.

The average volume of loans increased over the three- and nine-month comparison periods of 2017 versus 2016, by 6.5% and 6.4%, respectively, while the average yield on loans increased 10 basis points for the third quarter, to 4.89%, compared to 4.79% for the third quarter of 2016, and increased three basis points for the nine months ended September 30, 2017, to 4.79% compared to 4.76% for the same period in 2016. These increases were due to a combination of the steadily increasing federal funds rate over the periods noted, and a shift in asset mix toward commercial loans; however, this has been partially offset by continued pressure on medium term (5-10 year) fixed rates. Interest earned on the loan portfolio as a percentage of total interest income increased slightly for the third quarter and decreased slightly for the nine-month period ended September 30, 2017, comprising approximately 89.3% and 89.0% of total interest income in the two periods respectively, versus 89.2% and 89.5%, respectively, for the same periods last year.

The average volume of the taxable investment portfolio (classified as available-for-sale) increased 29.7% during the third quarter of 2017 and 19.8% year to date, compared to the same periods last year. Average yields on the taxable investment portfolio increased five basis points and 11 basis points, for the third quarter of 2017 and year to date, respectively, compared to the same periods last year. These increases are due primarily to an effort to continue to incrementally grow the investment portfolio as the balance sheet grows in order to provide additional liquidity and pledge quality assets.  The average volume of the tax exempt portfolio (classified as held-to-maturity and consisting of municipal securities) decreased 10.1% during the third quarter of 2017 and increased 2.7% year to date, compared to the same periods last year. The average tax-equivalent yield on the tax exempt portfolio increased 31 basis points during the third quarter of 2017 and increased 10 basis points for the nine-month period ended September 30, 2017, compared to the same periods last year, reflecting the increases in short term market rates.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest-bearing account at the Federal Reserve Bank of Boston (FRBB) and two correspondent banks, increased 299.7% during the three-month period and 128.5% during the nine-month period ended September 30, 2017 compared to the same periods last year, and the average yield on these funds increased 68 basis points and 47 basis points, respectively. This increase in volume is attributable to a higher balance of cash periodically held on hand in anticipation of funding loan growth and other liquidity needs.

The average volume of interest-bearing liabilities for the three- and nine-month periods ended September 30, 2017 increased 5.4% and 6.9%, respectively, compared to the same periods last year. The average rate paid on interest-bearing liabilities increased five basis points during the third quarter of 2017 and three basis points during the first nine months of 2017, compared to the same periods last year.

The average volume of interest-bearing transaction accounts increased 7.4% and 4.8%, respectively, during the third quarter and first nine months of 2017, compared to the same periods last year, and the average rate paid on these accounts increased 13 basis points and six basis points, respectively. The average volume of money market accounts increased 3.7% during the three-month period ended September 30, 2017, and 1.0% during the nine-month period ended September 30, 2017, compared to the same periods in 2016, and the average rate paid on these deposits decreased 14 basis points during the third quarter of 2017 and seven basis points in the year to date comparison periods. The average volume of savings accounts increased by 12.5% for the three-month and nine-month comparison periods of 2017 versus 2016, partially due to several escrow accounts for deposits held for the future purchase of properties in the Stowe area which account for approximately half of the increase. Some of the increase is due in part to the continued shift in product mix from retail time deposits to savings accounts as consumers anticipate higher rates in the near future. Compared to the same periods in 2016, the average volume of retail time deposits increased 0.6% during the third quarter, and decreased 0.4% year to date 2017, while the average volume of wholesale time deposits increased during both the three- and nine-month comparison periods in 2017. With the recent increases in short term rates, there has been modest pressure for higher rates from the more rate sensitive deposit holders. Otherwise, the local market is not yet showing any signs of higher rates being paid on deposit products. Wholesale time deposits have been an increasingly beneficial source of funding throughout 2016 and into 2017 as they have provided large blocks of funding without the need to disrupt pricing in the Company’s local markets. These funds can be obtained relatively quickly on an as-needed basis, making them a valuable alternative to traditional term borrowings from the FHLBB.

Table of Content

The average volume of borrowed funds decreased 85.6% and 34.7%, respectively, for the three-month and nine-month comparison periods of 2017 versus 2016. The average rate paid on these accounts decreased 22 basis points for the three month period and increased 19 basis points for the nine month period as compared to 2016. The average volume of repurchase agreements increased 7.4% and 13.3%, respectively, for three- and nine-month periods ended September 30, 2017, compared to the same periods in 2016, while the average rate paid on repurchase agreements increased one basis point during the three-month period ended September 30, 2017, but remained flat for the first nine months of 2017, compared to the same periods in 2016.

For the three months ended September 30, 2017 and 2016, the average yield on interest-earning assets increased six basis points, while the average rate paid on interest-bearing liabilities increased five basis points. For the nine months ended September 30, 2017 and 2016, the average yield on interest-earning assets remained flat, while the average rate paid on interest-bearing liabilities increased three basis points. Net interest spread for the third quarter of 2017 was 3.93%, an increase of one basis point from 3.92% for the same period in 2016, and fell three basis points for the first nine months of 2017 to 3.83%, from 3.86% for the same period last year. Net interest margin increased three basis points during the third quarter of 2017 to 4.07%, compared to 4.04% for the third quarter of 2016, and decreased two basis points during the first nine months of 2017 compared to the same period last year.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2017 and 2016 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$142,212	$369,832	$512,044	$91,315	$1,063,940	$1,155,255
Taxable investment securities	4,919	38,194	43,113	27,539	76,298	103,837
Tax-exempt investment securities	44,639	(56,604)	(11,965)	38,616	38,028	76,644
Sweep and interest-earning accounts	17,743	9,173	26,916	42,027	24,121	66,148
Other investments	10,374	(18,483)	(8,109)	20,107	(10,269)	9,838
	$219,887	$342,112	$561,999	$219,604	$1,192,118	$1,411,722

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$36,575	$3,796	$40,371	$53,173	$7,641	$60,814
Money market accounts	(29,004)	7,681	(21,323)	(48,979)	6,323	(42,656)
Savings deposits	1,748	3,313	5,061	2,747	9,625	12,372
Time deposits	45,058	55,197	100,255	70,770	103,667	174,437
Borrowed funds	(17,101)	(21,667)	(38,768)	25,991	(34,726)	(8,735)
Repurchase agreements	376	1,368	1,744	621	7,580	8,201
Capital lease obligations	(711)	(1,712)	(2,423)	(702)	(4,878)	(5,580)
Junior subordinated debentures	19,532	0	19,532	49,252	0	49,252
	$56,473	$47,976	$104,449	$152,873	$95,232	$248,105

Changes in net interest income	$163,414	$294,136	$457,550	$66,731	$1,096,886	$1,163,617

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

Table of Content

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented are as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	Income	Percent	2017	2016	Income	Percent

Service fees	$773,419	$719,341	$54,078	7.52%	$2,293,773	$1,992,560	$301,213	15.12%
Income from sold loans	185,844	230,623	(44,779)	-19.42%	560,210	683,114	(122,904)	-17.99%
Other income from loans	222,026	209,882	12,144	5.79%	616,931	616,473	458	0.07%
Net realized gain on sale of
securities available-for-sale	1,246	0	1,246	100.00%	4,647	0	4,647	100.00%
Income from CFSG Partners	116,059	143,095	(27,036)	-18.89%	314,573	326,676	(12,103)	-3.70%
Currency exchange income	22,000	27,000	(5,000)	-18.52%	66,500	78,500	(12,000)	-15.29%
SERP fair value adjustment	(2,179)	32,352	(34,531)	-106.74%	45,312	46,758	(1,446)	-3.09%
Other income	130,832	121,227	9,605	7.92%	299,250	295,989	3,261	1.10%
Total non-interest income	$1,449,247	$1,483,520	$(34,273)	-2.31%	$4,201,196	$4,040,070	$161,126	3.99%

Total non-interest income decreased $34,273, or 2.3%, for the third quarter of 2017 and increased $161,126, or 4.0%, for the first nine months of 2017 versus the same periods in 2016, with significant changes noted in the following:

●
Service fees on deposit accounts increased $54,078, or 7.5%, for the third quarter and $301,213, or 15.1%, year over year due primarily to the implementation of the Bank’s new courtesy overdraft protection program at the beginning of the third quarter in 2016, which provided an increase in overdraft fees of $39,327, or 15.6% and $264,731, or 43.4%, compared to the third quarter and first nine months of 2016, respectively.

●
Income from sold loans decreased $44,779, or 19.4%, for the third quarter and $122,904, or 18.0%, year over year, due to a decrease in the volume of secondary market sales year over year, resulting from the increase in market rates as mentioned in the Overview and the diminishing volume of residential mortgage loan refinancings following a long period of low rates.

●
Income from CFSG Partners decreased $27,036, or 18.9%, for the third quarter and $12,103, or 3.7%, year over year. The decrease for the third quarter and year over year reflects a one-time mark-to-market adjustment to CFSG Partners’ investment portfolio during the third quarter of 2016 of approximately $85,000, partially offset by an increase in income of $57,964 for the quarter and $72,897 year over year.

●
Currency exchange income decreased $5,000, or 18.5% when comparing the third quarter 2017 to 2016 and decreased $12,000, or 15.3%, year over year due to fluctuations in the currency rates as the U.S. dollar strengthened in relation to the Canadian dollar.

●
SERP fair value adjustment decreased $34,531, or 106.7%, for the third quarter and $1,446, or 3.09%, year over year. The final payment of SERP benefits to the last participant was made on July 1, 2017 and the related asset was liquidated shortly thereafter. A net loss of $2,179 was recognized in the third quarter of 2017 for the change in fair value of the assets during the quarter. There will no longer be an impact to earnings from this line item in future periods.

Table of Content

Non-interest Expense

The components of non-interest expense for the periods presented are as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	Expense	Percent	2017	2016	Expense	Percent

Salaries and wages	$1,653,751	$1,725,000	$(71,249)	-4.13%	$5,068,626	$5,175,000	$(106,374)	-2.06%
Employee benefits	682,944	679,762	3,182	0.47%	2,016,923	2,049,926	(33,003)	-1.61%
Occupancy expenses, net	614,817	605,378	9,439	1.56%	1,963,543	1,857,482	106,061	5.71%
Other expenses
Computer outsourcing	130,938	128,910	2,028	1.57%	408,044	376,885	31,159	8.27%
Service contracts - administrative	116,863	106,747	10,116	9.48%	313,526	292,663	20,863	7.13%
Marketing expense	135,498	98,339	37,159	37.79%	382,996	283,139	99,857	35.27%
Consultant services	61,113	51,833	9,280	17.90%	162,935	116,293	46,642	40.11%
Collection & non-accruing loan
expense	15,455	46,500	(31,045)	-66.76%	36,165	84,500	(48,335)	-57.20%
Miscellaneous computer expense	54,010	28,383	25,627	90.29%	110,822	54,246	56,576	104.30%
OREO expense	5,240	5,498	(258)	-4.69%	18,044	37,467	(19,423)	-51.84%
Other miscellaneous expenses	1,371,487	1,314,153	57,334	4.36%	3,984,178	3,820,372	163,806	4.29%
Total non-interest expense	$4,842,116	$4,790,503	$51,613	1.08%	$14,465,802	$14,147,973	$317,829	2.25%

Total non-interest expense increased $51,613, or 1.1%, for the third quarter of 2017 and $317,829, or 2.3%, for the first nine months of 2017 compared to the same periods in 2016 with significant changes noted in the following:

●
Salaries and wages decreased $71,249, or 4.1%, for the third quarter and $106,374, or 2.1%, year over year, due primarily to the retirement of an executive employee that was partially offset by a new hire in information technology and normal salary increases.

●
Occupancy expenses increased $9,439, or 1.6% for the third quarter and $106,061, or 5.7%, year over year, due in part to the fact that the region experienced a shift to more seasonable winter conditions compared to the past few years causing an increase in heating costs and maintenance costs for snow removal. The Company has also seen a higher level of repairs and service to HVAC and sprinkler systems and expenses for general maintenance and repair of branch premises. Also contributing to the increase in occupancy expense is the cost of the lease on the Burlington loan production office that opened in the first quarter of 2017 in the amount of $25,425 for the first nine months of 2017.

●
Computer outsourcing increased $2,028, or 1.6%, for the third quarter and $31,159, or 8.3%, year over year due in part to an increase in purchased electronic technology services from the Company’s core vendor, particularly in the area of electronic and mobile banking.

●
Marketing expense increased $37,159, or 37.8%, for the third quarter and $99,857, or 35.3%, year over year, due to the Company’s strategic decision to enhance marketing efforts, including a shift to television ads from paper and radio, in the 2017 calendar year.

●
Consultant services increased $9,280, or 17.9%, for the third quarter and $46,642, or 40.1%, year over year partly due to a contract with a consultant for technology related projects.

●
Collection & non-accruing loan expense decreased $31,045, or 66.8%, for the third quarter and $48,335, or 57.2% year over year. The variance in both comparison periods is due primarily to non-recurring recovery of expenses of approximately $28,000 in the third quarter and $30,000 in the first quarter of 2017.

●
Miscellaneous computer expense increased $25,627, or 90.3%, for the third quarter and $56,576, or 104.3%, year over year, partly due to an upgrade of the devices used for board and management reporting which has eliminated the use and distribution of paper reports. As the cost of some technology decreases, individual items are below the depreciable threshold and become a direct expense.

Table of Content

●
OREO expense decreased $258, or 4.7% for the third quarter and $19,423, or 51.8%, year over year. During the second quarter of 2016, a $26,000 write-down was taken on an OREO property, although it was offset by approximately $15,000 in condominium association fees recouped on a former OREO property in the first quarter, the net effect contributed to higher OREO expense in 2016 compared to 2017.

APPLICABLE INCOME TAXES

The provision for income taxes increased $98,683, or 16.7%, to $688,155 for the third quarter of 2017 compared to $589,472 for the same period in 2016 and $204,769, or 13.5%, to $1,720,003 for the first nine months of 2017 compared to $1,515,234 for the first nine months of 2016. These increases are due primarily to an increase in income before taxes of $375,732, or 17.9%, for the third quarter of 2017 compared to the same quarter in 2016, and an increase of $930,855, or 16.9%, for the first nine months of 2017 compared to the same period in 2016. Tax credits related to limited partnerships amounted to $106,599 and $98,475, respectively, for the third quarter of 2017 and 2016, and $319,797 and $295,425 for the first nine months of 2017 and 2016.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $105,414 and $102,006, respectively, for the third quarter of 2017 and 2016, and $316,242 and $306,018 for the first nine months of 2017 and 2016, respectively. These investments provide tax benefits, including tax credits, and are designed to provide an effective yield of between 8% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	September 30, 2017		December 31, 2016		September 30, 2016
Assets
Loans	$506,048,119	76.50%	$487,249,226	76.41%	$470,186,895	77.62%
Securities available-for-sale	36,719,673	5.55%	33,715,051	5.29%	29,412,216	4.86%
Securities held-to-maturity	53,882,287	8.14%	49,886,631	7.82%	56,837,100	9.38%

Liabilities
Demand deposits	115,930,899	17.52%	104,472,268	16.38%	101,259,470	16.72%
Interest-bearing transaction accounts	127,426,517	19.26%	118,053,360	18.51%	119,981,648	19.81%
Money market accounts	85,947,545	12.99%	79,042,619	12.40%	76,976,376	12.71%
Savings deposits	99,439,616	15.03%	86,776,856	13.61%	91,274,380	15.07%
Time deposits	128,007,743	19.35%	116,389,929	18.25%	114,315,032	18.87%
Borrowed Funds	0	0.00%	0	0.00%	5,245,000	0.87%
Short-term advances	0	0.00%	30,000,000	4.70%	0	0.00%
Long-term advances	3,550,000	0.54%	1,550,000	0.24%	550,000	0.09%

The Company's total loan portfolio at September 30, 2017 increased $18,798,893, or 3.9%, from December 31, 2016 and $35,861,224, or 7.6%, year over year. Securities available-for-sale (AFS) increased $3,004,622 or 8.9%, year to date, and $7,307,457, or 24.8%, year over year. Securities held-to-maturity increased $3,995,656 or 8.0%, year to date, and decreased $2,954,813, or 5.2%, year over year. Held-to-maturity securities are made up of investments from the Company’s municipal customers in its service areas. While the Company has used maturing securities to fund loan growth in recent periods, the liquidity provided by these investments is very important. As a result, the AFS portfolio has been expanding in recent periods to keep the Company’s on-balance-sheet liquidity proportional to the overall asset base.

Total deposits increased $52,017,288, or 10.3%, from December 31, 2016 to September 30, 2017, and an increase of $52,945,414, or 10.5%, is noted year over year. Demand deposits increased $11,458,631, or 11.0%, year to date and $14,671,429, or 14.5%, year over year, split between growth in business checking ($13.5 million, or 21.8%) and consumer checking ($1.2 million, or 3.1%). The Company is seeing growth in the business customer base and improvements in financial health of existing business customers. Money market accounts increased $6,904,926, or 8.7%, year to date, and $8,971,169, or 11.7% year over year. Savings deposits increased significantly in both periods, with increases of $12,662,760, or 14.6%, year to date and $8,165,236, or 9.0%, year over year. As mentioned earlier, this is partially due to multiple construction escrow accounts. Time deposits increased $11,617,814, or 10.0%, year to date and $13,692,711, or 12.0%, year over year, which is entirely attributable to an increase in wholesale purchased time deposits. There were no overnight purchases and short-term advances from the FHLBB at September 30, 2017, $30,000,000 at December 31, 2016 and $5,245,000 at September 30, 2016. In addition, there were outstanding long-term advances from the FHLBB of $3,550,000 at September 30, 2017, $1,550,000 at December 31, 2016, and $550,000 at September 30, 2016.

Table of Content

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

Under the Company’s interest rate sensitivity modeling, with the continued asset sensitive balance sheet, in a rising rate environment NII is expected to trend upward as the short-term asset base (cash and adjustable rate loans) quickly cycle upward while the retail funding base (deposits) lags the market. If rates paid on deposits have to be increased more and/or more quickly than projected, the expected benefit to rising rates would be reduced. In a falling rate environment, NII is expected to trend slightly downward compared with the current rate environment scenario for the first year of the simulation as asset yield erosion is not fully offset by decreasing funding costs. Thereafter, net interest income is projected to experience sustained downward pressure as funding costs reach their assumed floors and asset yields continue to reprice into the lower rate environment. The recent increases in the federal funds rate have generated a positive impact to the Company’s NII in 2017 as variable rate loans reprice; however the behavior of the long end of the yield curve will also be very important to the Company’s margins going forward, as funding costs continue to rise and the long end remains relatively anchored.

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning September 30, 2017:

Rate Change	Percent Change in NII

Down 100 basis points	-2.8%
Up 200 basis points	3.7%

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

Table of Content

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

Residential mortgages represent a little less than half of the Company’s loan balances; that level has been on a gradual decline in recent years, with a strategic shift to commercial lending. The Company maintains a mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by private mortgage insurance (“PMI”). A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. Junior lien home equity products make up 20.8% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

Consistent with the strategic focus on commercial lending, both segments saw solid growth during 2016 despite some significant loan payoffs during the year. The 2016 growth included balances being drawn on commercial construction loans and higher balances on commercial lines of credit. Commercial and commercial real estate loan demand has continued into 2017 and is increasing with the funding of construction projects and draws on lines of credit. Commercial and commercial real estate loans together comprised 57.0% of the Company’s loan portfolio at September 30, 2017, 55.5% at December 31, 2016 and 55.3% at September 30, 2016. The increase in the absolute and relative size of the commercial loan portfolio has also increased geographic diversification, with much of the growth in commercial loans occurring along the I-89 corridor from White River Junction through Chittenden County.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	September 30, 2017		December 31, 2016		September 30, 2016

Commercial & industrial	$77,604,260	15.33%	$68,730,573	14.11%	$69,791,331	14.84%
Commercial real estate	210,983,668	41.69%	201,728,280	41.40%	190,246,590	40.46%
1 - 4 family residential - 1st lien	167,185,874	33.04%	166,691,962	34.21%	161,277,406	34.30%
1 - 4 family residential - Jr lien	43,962,578	8.69%	42,927,335	8.81%	41,739,827	8.88%
Consumer	6,311,739	1.25%	7,171,076	1.47%	7,131,741	1.52%
Total loans	506,048,119	100.00%	487,249,226	100.00%	470,186,895	100.00%
Deduct (add):
Allowance for loan losses	5,436,313		5,278,445		5,179,965
Deferred net loan costs	(318,452)		(310,130)		(312,565)
Net loans	$500,930,258		$482,280,911		$465,319,495

Risk in the Company’s commercial & industrial and commercial real estate loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the U.S. Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) Rural Development. At September 30, 2017, the Company had $26,557,438 in guaranteed loans with guaranteed balances of $19,693,638, compared to $23,929,426 in guaranteed loans with guaranteed balances of $18,128,676 at December 31, 2016 and $26,476,719 in guaranteed loans with guaranteed balances of $20,070,993 at September 30, 2016.

The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure. Commercial & industrial and commercial real estate loans are generally placed on non-accrual status when there is deterioration in the financial position of the borrower, payment in full of principal and interest is not expected, and/or principal or interest has been in default for 90 days or more. However, such a loan need not be placed on non-accrual status if it is both well secured and in the process of collection. Residential mortgages and home equity loans are considered for non-accrual status at 90 days past due and are evaluated on a case-by-case basis. The Company obtains current property appraisals or market value analyses and considers the cost to carry and sell collateral in order to assess the level of specific allocations required. Consumer loans are generally not placed in non-accrual but are charged off by the time they reach 120 days past due. When a loan is placed in non-accrual status, the Company reverses the accrued interest against current period income and discontinues the accrual of interest until the borrower clearly demonstrates the ability and intention to resume normal payments, typically demonstrated by regular timely payments for a period of not less than six months. Interest payments received on non-accrual or impaired loans are generally applied as a reduction of the loan book balance.

Table of Content

The Company’s non-performing assets decreased $135,656, or 3.4%, during the first nine months of 2017. The change in non-performing assets was due to a shift of residential mortgage loans moving out of ninety days past due and into non-accrual, which was offset, in part, by a decrease in commercial & industrial loans and commercial real estate loans in the non-accrual portfolio. Claims receivable on related government guarantees were $0 at September 30, 2017 compared to $56,319 at December 31, 2016 and $0 at September 30, 2016, with numerous USDA and SBA claims settled and paid throughout 2016 and 2017. Non-performing loans as of September 30, 2017 carried USDA and SBA guarantees totaling $49,153, compared to $146,323 at December 31, 2016 and $168,861 at September 30, 2016.

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	September 30, 2017		December 31, 2016		September 30, 2016

Loans past due 90 days or more
and still accruing
Commercial & industrial	$0	0.00%	$26,042	0.65%	$116,720	2.79%
Commercial real estate	15,011	0.39%	0	0.00%	227,302	5.43%
Residential real estate - 1st lien	725,581	18.81%	1,068,083	26.75%	744,379	17.78%
Residential real estate - Jr lien	64,292	1.67%	27,905	0.70%	91,420	2.18%
Consumer	2,777	0.07%	2,176	0.05%	0	0.00%
	807,661	20.94%	1,124,206	28.15%	1,179,821	28.18%

Non-accrual loans (1)
Commercial & industrial	48,385	1.25%	143,128	3.59%	205,358	4.90%
Commercial real estate	714,720	18.53%	765,584	19.17%	759,332	18.13%
Residential real estate - 1st lien	1,511,891	39.20%	1,227,220	30.74%	1,289,968	30.81%
Residential real estate - Jr lien	450,192	11.67%	338,602	8.48%	343,766	8.21%
	2,725,188	70.65%	2,474,534	61.98%	2,598,424	62.05%

Other real estate owned	324,235	8.41%	394,000	9.87%	409,000	9.77%

	$3,857,084	100.00%	$3,992,740	100.00%	$4,187,245	100.00%

(1) No consumer loans were in non-accrual status as of the consolidated balance sheet dates. In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due.

The Company’s OREO portfolio at September 30, 2017 consisted of one residential property and one commercial property compared to two residential properties at December 31, 2016 and two residential properties at September 30, 2016. All of the residential properties were acquired through the normal foreclosure process. The Company took control of two commercial properties in 2017, one in January and the other in March. One of the commercial properties sold in April, 2017 and the other failed to sell at auction in May, 2017 and is listed for sale.

The Company’s troubled debt restructurings (TDRs) are principally a result of extending loan repayment terms to relieve cash flow difficulties. The Company has only infrequently reduced interest rates below the current market rate. The Company has not forgiven principal or reduced accrued interest within the terms of original restructurings. Management evaluates each TDR situation on its own merits and does not foreclose the granting of any particular type of concession.

Table of Content

The non-performing assets in the table above include the following TDRs that were past due 90 days or more or in non-accrual status as of the dates presented:

	September 30, 2017		December 31, 2016		September 30, 2016
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
Commercial & industrial	1	$48,385	2	$143,127	3	$191,919
Commercial real estate	2	329,149	2	354,811	2	373,767
Residential real estate - 1st lien	7	343,519	9	516,886	10	684,636
Residential real estate - Jr lien	0	0	2	117,158	1	52,130
	10	$721,053	15	$1,131,982	16	$1,302,452

The remaining TDRs were performing in accordance with their modified terms as of the dates presented and consisted of the following:

	September 30, 2017		December 31, 2016		September 30, 2016
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance
Commercial & industrial	0	$0	0	$0	2	$35,340
Commercial real estate	5	1,291,887	5	1,350,480	5	1,391,990
Residential real estate - 1st lien	53	2,811,263	28	2,722,973	27	2,558,079
Residential real estate - Jr lien	1	8,645	2	63,971	3	132,822
	59	$4,111,795	35	$4,137,424	37	$4,118,231

As of the balance sheet dates, the Company evaluates whether it is contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans. The Company is contractually committed to lend on one SBA guaranteed line of credit to a borrower whose lending relationship was previously restructured.

Allowance for loan losses and provisions - The Company maintains an ALL at a level that management believes is appropriate to absorb losses inherent in the loan portfolio as of the measurement date (See Note 5 to the accompanying unaudited interim consolidated financial statements). Although the Company, in establishing the ALL, considers the inherent losses in individual loans and pools of loans, the ALL is a general reserve available to absorb all credit losses in the loan portfolio. No part of the ALL is segregated to absorb losses from any particular loan or segment of loans.

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

Specific allocations to the ALL are made for certain impaired loans. Impaired loans include all troubled debt restructurings regardless of amount, and all loans to a borrower that in aggregate are greater than $100,000 and that are in non-accrual status. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including interest and principal, according to the contractual terms of the loan agreement. The Company will review all the facts and circumstances surrounding non-accrual loans and on a case-by-case basis may consider loans below the threshold as impaired when such treatment is material to the financial statements. See Note 5 to the accompanying unaudited interim consolidated financial statements for information on the recorded investment in impaired loans and their related allocations.

During the second quarter of 2017, the Company transitioned to a software solution for preparing the ALL calculation and related reports, replacing previously used Excel spreadsheets. The software solution provides the Company with stronger data integrity, ease and efficiency in ALL preparation, and helps ready the Company for the future transition to the Current Expected Credit Loss (CECL) model. During the implementation and testing of the software, several changes to the underlying ALL methodology were made. Those changes included (i) removing the government guaranteed balances from the calculation of the ALL for both the pooled loans and impaired loans, (ii) treating all TDRs as impaired regardless of size, and (iii) using a fixed look back period for historical losses based on loss history and economic conditions rather than applying the highest look back period of the last 5 years. The Company has a solid history of collection of government guarantees; removal of the guaranteed portion of the loan balance from the ALL calculation for government guaranteed loans reduces the amount of reserves that would otherwise be required against those loans. Management expects the change to the historical loss methodology will eliminate sharp increases or decreases in loss ratios resulting from isolated losses rolling into or out of the look back period and is more reflective of the Company’s loss history during periods of economic stability. Although the inclusion of all TDRs in the impaired calculation now requires the individual analysis of a significantly larger number of loans than was the case under the previous ALL methodology, the ability to individually analyze a greater number of loans is facilitated by the new software. Compared to the prior ALL methodology, the net impact of the foregoing methodology changes reduced required reserves by approximately $247,000 for the quarter ended June 30, 2017, the quarter during which the changes were first implemented.

Table of Content

The following table summarizes the Company's loan loss experience for the periods presented:

	As of or for the Nine Months Ended September 30,
	2017	2016

Loans outstanding, end of period	$506,048,119	$470,186,895
Average loans outstanding during period	$495,170,740	$465,314,118
Non-accruing loans, end of period	$2,725,188	$2,598,424
Non-accruing loans, net of government guarantees	$2,676,035	$2,429,563

Allowance, beginning of period	$5,278,445	$5,011,878
Loans charged off:
Commercial & industrial	0	(12,194)
Commercial real estate	(160,207)	0
Residential real estate - 1st lien	(88,833)	(234,549)
Residential real estate - Jr lien	(15,311)	0
Consumer loans	(99,617)	(38,412)
Total loans charged off	(363,968)	(285,155)
Recoveries:
Commercial & industrial	23,469	22,650
Commercial real estate	231	0
Residential real estate - 1st lien	14,838	9,660
Residential real estate - Jr lien	180	180
Consumer loans	33,118	20,752
Total recoveries	71,836	53,242
Net loans charged off	(292,132)	(231,913)
Provision charged to income	450,000	400,000
Allowance, end of period	$5,436,313	$5,179,965

Net charge offs to average loans outstanding	0.059%	0.050%
Provision charged to income as a percent of average loans	0.091%	0.086%
Allowance to average loans outstanding	1.098%	1.113%
Allowance to non-accruing loans	199.484%	199.350%
Allowance to non-accruing loans net of government guarantees	203.148%	213.206%

The provision increased $50,000, or 12.5%, for the first nine months of 2017 compared to the same period in 2016. The lower provision in 2016 was principally related to the comparatively low level of net loan losses experienced during the first three months of 2016. The first quarter 2017 provision supported higher losses driven by one particular commercial real estate charge off. The decrease in the size of the overall portfolio at March 31, 2017 compared to year-end precluded the need for any additional first quarter provision. The second and third quarters of 2017 saw modest loan losses coupled with strong loan growth and as such the provision remained on budget at $450,000 year-to-date.

Table of Content

The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

The third quarter ALL analysis shows the reserve balance of $5,436,313 at September 30, 2017 is sufficient to cover losses that are probable and estimable, with an unallocated reserve of $261,957. The reserve balance and unallocated amount continue to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite. The portion of the ALL termed "unallocated" is established to absorb inherent losses that exist as of the measurement date although not specifically identified through management's process for estimating credit losses. While the ALL is described as consisting of separate allocated portions, the entire ALL is available to support loan losses, regardless of category. Unallocated reserves are considered by management to be appropriate in light of the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and commercial real estate loans and the risk associated with the relatively new, unseasoned loans in those portfolios. The adequacy of the ALL is reviewed quarterly by the risk management committee of the Board of Directors and then presented to the full Board of Directors for approval.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first nine months of 2017, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk were as follows:

	Contract or Notional Amount
	September 30,	December 31,
	2017	2016

Unused portions of home equity lines of credit	$28,640,161	$25,535,104
Residential construction lines of credit	4,160,338	3,676,176
Commercial real estate and other construction lines of credit	30,022,030	25,951,345
Commercial and industrial commitments	35,776,104	36,227,213
Other commitments to extend credit	52,666,605	42,459,454
Standby letters of credit and commercial letters of credit	1,651,759	2,009,788
Recourse on sale of credit card portfolio	309,155	258,555
MPF credit enhancement obligation, net of liability recorded	596,642	748,239

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

Table of Content

LIQUIDITY AND CAPITAL RESOURCES

Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The Company’s principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities, sales of loans available-for-sale, and earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to rollover risk on deposits and limits reliance on volatile short-term borrowed funds. Short-term funding needs arise from declines in deposits or other funding sources and from funding requirements for loan commitments. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds.

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the CDARS program provide an alternative funding source when needed. Such deposits are generally considered a form of brokered deposits.  At September 30, 2017, the Company had one-way CDARS outstanding totaling $17,906,763 compared to no one way CDARS at December 31, 2016 and $10,000,000 at September 30, 2016. In addition, two-way CDARS deposits allow the Company to provide Federal Deposit Insurance Corporation (FDIC) deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other CDARS members. At September 30, 2017, the Company reported $2,809,923 in two-way CDARS deposits, representing exchanged deposits with other CDARS participating banks, compared to $3,141,773 at December 31, 2016 and $3,213,916 at September 30, 2016. The balance in insured cash sweep (ICS) reciprocal money market deposits was $14,920,480 at September 30, 2017, compared to $11,909,300 at December 31, 2016 and $11,559,412 at September 30, 2016, and the balance in ICS reciprocal demand deposits was $8,116,095, $5,706,882 and $7,205,672, respectively.

At September 30, 2017, December 31, 2016 and September 30, 2016, borrowing capacity of $112,919,448, $68,163,543 and $67,359,726, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits. During the second quarter of 2017, the Company began pledging residential mortgage loans in a detail listing instead of a summary listing, and also began pledging qualifying multifamily and other commercial real estate loans, accounting for the increase in the portfolio of qualifying loans in 2017 compared to both periods in 2016. The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods. Interest is chargeable at a rate determined daily, approximately 25 basis points higher than the rate paid on federal funds sold.

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	September 30,	December 31,	September 30,
	2017	2016	2016
Long-Term Advances(1)
FHLBB term advance, 0.00%, due February 26, 2021	$350,000	$350,000	$350,000
FHLBB term advance, 0.00%, due November 22, 2021	1,000,000	1,000,000	0
FHLBB term advance, 0.00%, due June 09, 2022	2,000,000	0	0
FHLBB term advance, 0.00%, due September 22, 2023	200,000	200,000	200,000
	3,550,000	1,550,000	550,000

Short-Term Advances

FHLBB term advance 0.77% fixed rate, due February 8, 2017	0	10,000,000	0
FHLBB term advance 0.77% fixed rate, due February 24, 2017	0	10,000,000	0
FHLBB term advance 0.92% fixed rate, due June 14, 2017	0	10,000,000	0
	0	30,000,000	0
Overnight Borrowings
Federal funds purchased (FHLBB), 0.51%	0	0	5,245,000

	$3,550,000	$31,550,000	$5,795,000

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

Table of Content

The Company has a Borrower-in-Custody (BIC) arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available credit line of $66,804,404, $77,862,708, and $71,326,693, respectively, at September 30, 2017, December 31, 2016 and September 30, 2016. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 175 basis points. The Company had no outstanding advances against this credit line during any of the periods presented.

The Company has unsecured lines of credit with three correspondent banks with aggregate available borrowing capacity totaling $12,500,000 as of September 30, 2017 and December 31, 2016 and unsecured lines of credit with two correspondent banks with aggregate available borrowing capacity of $7,500,000 as of September 30, 2016. There were no outstanding advances against any of these lines during any of the respective comparison periods.

Securities sold under agreements to repurchase provide another funding source for the Company. At September 30, 2017, December 31, 2016 and September 30, 2016, the Company had outstanding repurchase agreement balances of $27,458,927, $30,423,195 and $25,834,249, respectively. These repurchase agreements mature and are repriced daily.

The following table illustrates the changes in shareholders' equity from December 31, 2016 to September 30, 2017:

Balance at December 31, 2016 (book value $10.27 per common share)	$54,451,517
Net income	4,706,679
Issuance of stock through the Dividend Reinvestment Plan	712,899
Dividends declared on common stock	(2,586,973)
Dividends declared on preferred stock	(75,000)
Unrealized gain on available-for-sale securities during the period, net of tax	11,618
Balance at September 30, 2017 (book value $10.73 per common share)	$57,220,740

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

Beginning in 2016, an additional capital conservation buffer has been added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) is subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The Company’s and the Bank’s capital conservation buffer was 5.65% and 5.51%, respectively, at September 30, 2017. As of September 30, 2017, both the Company and the Bank exceeded the required capital conservation buffer of 1.25% and, on a pro forma basis, would be compliant with the fully phased-in capital conservation buffer requirement.

As of September 30, 2017, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded applicable consolidated regulatory guidelines for capital adequacy.

Table of Content

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as applicable regulatory capital requirements, as of the dates indicated.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions(1):
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2017

Common equity tier 1 capital
(to risk-weighted assets)
Company	$58,585	12.48%	$21,121	4.50%	N/A	N/A
Bank	$57,837	12.34%	$21,093	4.50%	$30,468	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$58,585	12.48%	$28,161	6.00%	N/A	N/A
Bank	$57,837	12.34%	$28,124	6.00%	$37,499	8.00%

Total capital (to risk-weighted assets)
Company	$64,065	13.65%	$37,548	8.00%	N/A	N/A
Bank	$63,317	13.51%	$37,499	8.00%	$46,874	10.00%

Tier 1 capital (to average assets)
Company	$58,585	9.18%	$25,524	4.00%	N/A	N/A
Bank	$57,837	9.07%	$25,502	4.00%	$31,877	5.00%

December 31, 2016:

Common equity tier 1 capital
(to risk-weighted assets)
Company	$55,690	12.34%	$20,304	4.50%	N/A	N/A
Bank	$55,120	12.23%	$20,274	4.50%	$29,285	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$55,690	12.34%	$27,072	6.00%	N/A	N/A
Bank	$55,120	12.23%	$27,032	6.00%	$36,043	8.00%

Total capital (to risk-weighted assets)
Company	$61,012	13.52%	$36,096	8.00%	N/A	N/A
Bank	$60,443	13.42%	$36,043	8.00%	$45,054	10.00%

Tier 1 capital (to average assets)
Company	$55,690	9.17%	$24,305	4.00%	N/A	N/A
Bank	$55,120	9.08%	$24,281	4.00%	$30,351	5.00%

(1) Applicable to banks, but not bank holding companies.

Table of Content

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As of September 30, 2017, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of September 30, 2017 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Table of Content

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended September 30, 2017, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)(2)	Per Share

July 1 - July 31	1,494	$18.95
August 1 - August 31	0	0.00
September 1 - September 30	3,021	18.20
Total	4,515	$18.45

(1)  All 4,515 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2)  Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's Dividend Reinvestment Plan.

ITEM 6. Exhibits

The following exhibits are filed with this report:

Exhibit 31.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101--The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine month interim periods ended September 30, 2017 and 2016, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: November 09, 2017	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: November 09, 2017	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

Table of Content

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Exhibit 101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine month interim periods ended September 30, 2017 and 2016, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

56