Form 10-K
period 2017-12-31
COMMUNITY BANCORP /VT
filed 2018-03-15
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ( )		Accelerated filer (X )
Non-accelerated filer ( )	(Do not check if a smaller reporting company)	Smaller reporting company ( )
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

As of June 30, 2017 the aggregate market value of the voting stock held by non-affiliates of the registrant was $84,372,870, based on a per share trade price on June 30, 2017 of $17.80, as reported on the OTC Link ATS® system maintained by the OTC Markets Group Inc. For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant. However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 5,112,518 shares outstanding of the issuer's class of common stock as of the close of business on March 13, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2017 (2017 Annual Report) are incorporated by reference to Part I and Part II of this Report.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2018 (2018 Annual Meeting) are incorporated by reference to Part III of this report.

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

The opportunities for growth continue to be primarily in the Central Vermont and Chittenden County markets where economic activity is more robust than in the Company’s Orleans and Caledonia County markets, and where the Company is increasing its presence and market share. In line with this focus, the Company opened a loan production office in Burlington during the first quarter of 2017.

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

●
Commercial Real Estate Lending – The Company provides a range of products to meet the financing needs of commercial developers and investors, residential builders and developers and community development entities. Credit products are available to facilitate the purchase of land and/or build structures for business use and for investors who are developing residential or commercial property, as well as for real estate secured financing of existing businesses. Community National Bank was recognized by the U.S. Small Business Administration as Vermont’s top Section 7(a) program lender for 2017, providing financing to startups and other small businesses not eligible for more traditional financing, and as one of Vermont’s top third party small business lenders under the SBA’s Section 504 loan program.

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

The Company focuses on establishing and maintaining long-term relationships with customers and is committed to providing for the financial services needs of the communities it serves. In particular, the Company continues to emphasize its relationships with individual customers and small-to-medium-sized businesses. The Company actively evaluates the banking needs of its markets, including low- and moderate-income areas, and offers products that are responsive to the needs of its customer base. The Company’s markets provide a mix of real estate, commercial and industrial, municipal and consumer lending opportunities, as well as a stable core deposit base. Additional information about our business, including the Company’s deposit-taking activities, lending activities and credit and risk management policies, is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2017 Annual Report filed as Exhibit 13 to this Report and is incorporated herein by reference.

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

Competition

All of the Bank's banking offices are located in northern and central Vermont. The Bank’s main office is located in Derby, in Orleans County. In addition to its main office, the Bank has four other banking offices in Orleans County, one office in Essex County, two offices in Caledonia County, two offices in Washington County and one office each in Franklin and Lamoille Counties. The Bank also maintains a loan production office in Chittenden County, which opened during the first quarter of 2017. (See Part I, Item 2 (Properties) of this report.)

The Bank competes in all aspects of its business with other banks and credit unions in northern and central Vermont, including three of the largest banks operating in the state, which maintain branch offices throughout the Bank's service area. Changes in the regulatory framework of the banking industry during the past decade have broadened the competition for commercial bank products, such as deposits and loans, to include not only traditional rivals such as banks, savings banks and credit unions, but also many non-traditional rivals such as insurance companies, brokerage firms, mutual funds and consumer and commercial finance and leasing companies. In addition, many out-of-market nationwide banks, nonbank lenders and other financial service firms operate in the Company’s market areas through mass marketing solicitations by mail, radio, television, the internet and email. At the same time, technological changes have facilitated remote delivery of financial services by bank and nonbank competitors outside the context of a traditional branch bank network, thereby intensifying competition from out-of-market firms.

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

Employees

As of December 31, 2017, the Company did not have any employees at the holding company level. However, as of such date, the Bank employed 125 full-time employees and 13 part-time employees. The Bank is not a party to any collective bargaining agreement and management of the Bank considers its employee relations to be good.

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

●
Provided permanent relief for smaller reporting companies, from the requirements of Section 404 of the Sarbanes-Oxley Act for auditor attestation of management’s assessment of internal controls and their effectiveness. Effective December 31, 2017, this relief was no longer available to the Company as it no longer qualified as a smaller reporting company and instead became an accelerated filer for SEC reporting purposes (see “SEC Reporting and Disclosure Requirements” below);

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

A bank holding company must obtain prior Federal Reserve approval in order to purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the company for all purchases or redemptions by the company of its equity securities within the preceding 12 months, will equal 10% or more of the company's consolidated net worth.

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

Capital Adequacy Requirements. Revised regulatory capital rules were adopted in July 2013 by the federal banking regulators to implement the Basel III capital standards and certain capital requirements of the Dodd-Frank Act. The effect of the rules was to impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with $500 million or more in total consolidated assets. More stringent requirements apply to certain larger banking organizations. The requirements in the rule began to phase in on January 1, 2015, for the Company and the Bank and will be fully phased in by January 1, 2019.

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and when fully-phased in, will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2017, the Company and the Bank were required to hold a capital conservation buffer of 1.25%. That amount increased to 1.875% as of January 1, 2018. Failure to maintain the required buffer would result in limitations on permissible shareholder distributions and discretionary bonus payments.

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

The Company’s capital ratios exceeded all applicable regulatory requirements at December 31, 2017. (See Note 20 to the Company’s audited consolidated financial statements included in Part II, Item 8 of this report for additional information about the Company’s and the Bank’s regulatory capital ratios.) In addition, management has modeled the capital conservation buffer requirement on a fully-phased basis and believes that, as of December 31, 2017, the Company and the Bank would satisfy that requirement if it had been fully-phased in as of such date.

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

Since 2007 Section 404 of SOX has required management of the Company to undertake a periodic assessment of the adequacy and effectiveness of the Company’s internal control over financial reporting. Management's report on internal control over financial reporting for 2017 is contained in Item 9A of this Report. The Company has incurred, and expects to continue to incur, costs in connection with its on-going compliance with Section 404.

Effective December 31, 2017, as an accelerated filer for SEC reporting purposes, the Company is required to obtain from its external auditors an audit report on the Company’s internal control over financial reporting and the operating effectiveness of these controls.

Information on the Company’s corporate governance practices, including committee charters, is available on the Company’s website at www.communitybancorpvt.com.

SEC Reporting and Disclosure Requirements. In December 2007, the SEC adopted amendments to its disclosure and reporting rules establishing a new category of “smaller reporting companies” with a public float of less than $75 million and providing relief for them from certain disclosure requirements. With a public float of $84.4 million as of its last measurement date (June 30, 2017), the Company no longer qualifies as a smaller reporting company and instead became a so-called “accelerated filer” for SEC reporting purposes as of December 31, 2017. As an accelerated filer, the Company is required to file its periodic reports with the SEC on an earlier timetable and, beginning with its first quarter report in 2018, will be required to comply with enhanced financial reporting disclosure requirements. In addition, enhanced proxy disclosures will apply to its proxy statements for proxy solicitations following the proxy statement for the 2018 Annual Meeting of Shareholders.

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

As of December 31, 2017, the Bank was considered "well capitalized" under FDICIA’s Prompt Corrective Action capital requirements. (See Note 20 to the Company’s audited consolidated financial statements included in Part II, Item 8 of this report for additional information about the Bank’s regulatory capital ratios.)

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

The Dodd-Frank Act changed the assessment formula for determining deposit insurance premiums and modified certain insurance coverage provisions of the FDIA. The FDIC’s implementing rules, which redefined the base for FDIC insurance assessments from the amount of insured deposits to average consolidated total assets less average tangible equity, became effective April 1, 2011. The Bank’s total FDIC insurance assessment for 2017 was $288,388.

The Dodd-Frank Act also permanently increased from $100,000 to $250,000 the maximum per depositor FDIC insurance amount.

Brokered Deposits. Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits without prior approval of the FDIC unless it is well capitalized under the FDICIA's prompt corrective actions guidelines. The Company participates in the Certificate of Deposit Account Registry Service (CDARS) of the Promontory Interfinancial Network, which uses a deposit-matching engine to match CDARS deposits in other participating banks, dollar- for-dollar. This product is designed to provide deposit insurance in excess of FDIC limits and thereby enhance customer attraction and retention, build deposits and improve net interest margins. CDARS also permits the “one-way” purchase of deposits, which the Company utilizes from time to time for liquidity management purposes. CDARS are considered brokered deposits for certain purposes under the Federal Deposit Insurance Act and FDIC regulations. As of December 31, 2017 the Company had CDARS deposits totaling $2.8 million in exchanged funds and $12.3 million in one-way funds. The Company also relies from time to time on purchased wholesale deposit funding, which is a form of brokered deposits. The Company had $8.8 million in purchased wholesale deposits outstanding at December 31, 2017. The Company’s Asset, Liability and Funds Management Policy limits the use of brokered deposits to 5% of total assets.

USA Patriot Act. The USA PATRIOT Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cooperatively to combat terrorism on a variety of fronts. The Act contains sweeping anti-money laundering and financial transparency provisions and imposes various requirements, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Secretary of the Treasury and federal banking regulators have adopted several regulations to implement these provisions. The Act also amended the federal Bank Holding Company Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a bank holding company or a financial institution’s anti-money laundering activities when reviewing an application to expand operations. As required by law, Community National Bank has in place a Bank Secrecy Act and Anti-Money Laundering compliance program, as well as a customer identification program. (See “BSA/AML Requirements” below.)

BSA/AML Requirements.    The Company is subject to a number of anti-money laundering laws (AML) and regulations as a result of being a U.S.-based financial institution. AML requirements are primarily derived from the Bank Secrecy Act, as amended by the USA Patriot Act (BSA). These laws and regulations are designed to prevent the financial system from being used by criminals to hide illicit proceeds and to impede terrorists’ ability to access and move funds used in support of terrorist activities. Among other things, BSA/AML laws and regulations require financial institutions to establish AML programs that meet certain standards, including, in some instances, expanded reporting, particularly in the area of suspicious transactions, and enhanced information gathering and recordkeeping requirements.  The Company maintains an AML program designed to ensure that it is in compliance with all applicable laws, rules and regulations related to AML and anti-terrorist financing initiatives. The AML program provides for a system of internal controls to ensure that appropriate due diligence and, when necessary, enhanced due diligence, including obtaining and maintaining appropriate documentation, is conducted at account opening and updated, as necessary, through the course of the client relationship. The AML program is also designed to ensure there are appropriate methods of monitoring transactions and account relationships to identify potentially suspicious activity and report suspicious activity to governmental authorities in accordance with applicable laws, rules and regulations. In addition, the AML program requires the training of appropriate personnel with regard to AML and anti-terrorist financing issues and provides for independent testing to ensure that the AML program is in compliance with all applicable laws and regulations. Non-compliance with BSA/AML laws or failure to maintain adequate policies and procedures can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a bank merger, bank holding company acquisition or other certain other activities.

New AML customer due diligence requirements become effective on May 11, 2018.  Among other things, these new regulations will require the Company to collect information on the beneficial ownership and controlling person of legal entity clients and to verify their identity.

The U.S. Treasury's OFAC rules prohibit U.S. persons from engaging in financial transactions with certain individuals, entities, or countries, identified as “Specially Designated Nationals,” such as terrorists and narcotics traffickers. These rules require the blocking of assets held by, and prohibit transfers of property to such individuals, entities or countries. Blocked assets, such as property or bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. The Company maintains an OFAC program designed to ensure compliance with OFAC requirements.

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

Community Reinvestment Act. The Federal Community Reinvestment Act (CRA) requires banks to define the communities they serve, identify the credit needs of those communities, collect and maintain data for each small business or small farm loan originated or purchased by the Bank, and maintain a Public File at each location. The federal banking regulators examine the institutions they regulate for compliance with the CRA and assign one of the following four ratings: “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance”. The rating assigned reflects the bank’s record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the bank. As of the Bank’s last CRA examination, completed during 2017, it received a rating of “Outstanding”.

Home Mortgage Disclosure Act. The federal Home Mortgage Disclosure Act (HMDA), which is implemented by Federal Reserve Board Regulation C, requires mortgage lenders that maintain offices within Metropolitan Statistical Areas (MSAs) to report and make available to the public specified information regarding their residential mortgage lending activities, such as the pricing of home mortgage loans, including the “rate spread” between the interest rate on loans and certain treasury securities and other benchmarks. Community National Bank became subject to HMDA reporting requirements as a result of its merger with LyndonBank in 2007, as the former LyndonBank branch in Enosburg Falls in Franklin County is included within the Burlington, Vermont MSA. In July 2015, the CFPB implemented and expanded new HMDA rules. The final rule adopts a dwelling-secured standard for all loans or lines of credit that are for personal, family, or household purposes. Thus, many consumer-purpose transactions, including closed-end home-equity loans, home-equity lines of credit, and reverse mortgages, are subject to the regulation. Most commercial-purpose transactions (i.e., loans or lines of credit not for personal, family, or household purposes) are subject to the regulation only if they are for the purpose of home purchase, home improvement, or refinancing. The final rule excludes from coverage home improvement loans that are not secured by a dwelling (i.e., home improvement loans that are unsecured or that are secured by some other type of collateral) and all agricultural-purpose loans and lines of credit. In addition, new HMDA rules significantly increase the overall amount of data required to be collected and submitted, effective January 1, 2018, including additional data points about the applicable loans and expanded data about the borrowers.

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

Federal Home Loan Bank System. Community National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to purchase and hold shares of capital stock in the applicable regional Federal Home Loan Bank (the Federal Home Loan Bank of Boston, in the case of Community National Bank), in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the Federal Home Loan Bank. Community National Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2017 of approximately $1.1 million. During 2009, the FHLBB experienced significant net operating losses, and as a result temporarily ceased paying dividends on its stock and instituted a moratorium on stock repurchases and redemptions. In 2011, the FHLBB resumed paying dividends, but at a more modest rate than previous years and in February 2012 it lifted the moratorium on stock redemptions. As a member, the Bank is subject to future capital calls by the FHLBB in order to maintain compliance with its capital plan.

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

Tax Cuts and Jobs Act.  During 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes, the Tax Cuts and Jobs Act significantly changes corporate income tax law by reducing the corporate income tax rate from 35% to 21%, creating a territorial tax system, allowing for immediate capital expensing of certain qualified property, and eliminating the deductibility of DIF assessments. The tax laws are generally effective for the 2018 tax year. However, the Company recognized certain effects of changes in tax laws in 2017, which was when the new legislation was enacted.  (See Note 12, Income Taxes, in the Company’s Audited Consolidated Financial Statements in the Company’s 2017 Annual Report, filed as Exhibit 13 to this report.)

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

Our ability to pay dividends on our capital stock and to service our debt depends primarily on dividends from our subsidiary and may be subject to regulatory and contractual limitations.

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

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the Current Expected Credit Loss (CECL) model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. Implementation of CECL could have a material impact on the Company’s results of operations and consolidated financial statements upon adoption as it may result in the recording of an increased ALL amount, with a related adverse impact on the calculation of the Company’s regulatory capital ratios. For more information on this ASU, see Note 1 of the Company’s Audited Consolidated Financial Statements contained in the 2017 Annual Report filed as Exhibit 13 to this report.

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

From time to time FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements and applicable disclosures in our SEC filings. These changes can be very difficult to predict and can materially affect how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. Implementation of accounting changes, with associated professional consultation and advice, can be costly, even if the change will not have any material effect on our financial statements.

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

Our future effective tax rates and tax liabilities could be unfavorably affected by increases in applicable tax rates and by other changes in federal or state tax laws, regulations and agency interpretations. Our effective tax rates could also be affected by changes in the valuation of our deferred tax assets and liabilities or by the outcomes of any examinations of our income tax returns by the Internal Revenue Service or our state income, franchise, sales and use or other tax returns by the Vermont Department of Taxes. Our results of operations and financial condition could also be adversely affected in the short-term by decreases in applicable tax rates that require us to revalue our deferred tax asset, as occurred in 2017 as a result of passage of the Tax Cuts and Jobs Act of 2017.

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

As of January 1, 2015, we were required to comply with new capital rules issued by the federal banking agencies that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act. These new capital rules require banks and bank holding companies to maintain a minimum common equity Tier I capital ratio of 4.5% of risk-weighted assets, a minimum Tier I capital ratio of 6.0% of risk-weighted assets, a minimum total capital ratio of 8.0% of risk-weighted assets, and a minimum leverage ratio of 4.0%. Subject to a transition period, the new capital rules require banks and bank holding companies to maintain a 2.5% common equity Tier I capital conservation buffer above the minimum risk-based capital requirements for adequately capitalized institutions to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The Company and the Bank met these requirements as of December 31, 2017. The new rules permanently grandfathered trust preferred securities issued before May 19, 2010 for institutions with less than $15.0 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. Our trust preferred securities qualify for this grandfather treatment. The new rules increased the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations, but retained the previous capital treatment of residential mortgages. Under the new rules, we were permitted to make, and did make, a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital.

Continued implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

We may be required to write down goodwill and other identifiable intangible assets.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2017, our goodwill totaled approximately $11.6 million, created in connection with the LyndonBank acquisition in 2007. Other intangible assets (related to acquired deposits) were fully amortized at December 31, 2017. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct a review each year, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We last completed a goodwill impairment analysis as of December 31, 2017, and concluded goodwill was not impaired. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

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

In addition to its main office, the Company currently owns or leases the following premises in six Vermont counties:

Office Location1	Owned	Leased	CFSG Office2

Caledonia County
St. Johnsbury (Railroad Street)3		X
St. Johnsbury (Route 5)		X
Lyndon (Memorial Drive)		X	X

Chittenden County
Burlington (Shelburne Road)4		X

Franklin County
Enosburg Falls (Sampsonville Road)	X

Lamoille County
Morrisville (Route 15 West)		X

Orleans County
Barton (Church Street)	X
Derby Line (Main Street)	X
Island Pond (Route 105)		X
Newport (Main Street)	X		X
Troy (Route 101)	X

Washington County
Barre (North Main Street)	X		X
Montpelier (State Street)		X

1 All listed locations are operating bank branch offices, except as otherwise noted in footnotes 3 and 5.

2 The Bank leases space at some of its branch locations to its affiliated trust and investment management affiliate, CFSG, including premises in Newport, Vermont used as CFSG’s main office.

3 These premises consist of approximately 1,600 square feet on the southern end of Railroad Street and were formerly used as a branch office, now closed and currently vacant. The lease expires in 2020.

4 Loan production office (LPO), opened in the first quarter of 2017.

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

Item 4.  Mine Safety Disclosures

Not Applicable

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the trading market in, market price of, and dividends paid on, the Company's common stock is incorporated by reference to the section of the 2017 Annual Report under the caption “Common Stock Performance by Quarter” immediately following the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed as Exhibit 13 to this report. The balance of the information required by item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-8876 and 34-56994 (effective February 4, 2008).

The following table provides information as to the purchases of the Company’s common stock during the three months ended December 31, 2017, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)(2)	Per Share

October 1 - October 31	0	$0.00
November 1 - November 30	0	0.00
December 1 - December 31	1,919	18.25
Total	1,919	$18.25

(1)  All 1,919 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank.  Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the section of the 2017 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," immediately following the “Notes to Consolidated Financial Statements”, filed as Exhibit 13 to this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to the subsection labeled "Risk Management" of Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the 2017 Annual Report, filed as Exhibit 13 to this report.

Item 8.  Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry Dunn McNeil & Parker, LLC are incorporated herein by reference from the 2017 Annual Report, filed as Exhibit 13 to this report.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). As of December 31, 2017, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of December 31, 2017 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As of December 31, 2017, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s internal control over financial reporting. Management assessed the Company’s system of internal control over financial reporting as of December 31, 2017, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2017, its system of internal control over financial reporting met those criteria and is effective.

This Annual Report includes an audit report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting. The audit report is contained in the 2017 Annual Report, filed as Exhibit 13 to this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The following is incorporated by reference to the Company's Proxy Statement for the 2018 Annual Meeting.

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

The Code of Ethics for Senior Financial Officers and the Principal Executive Officer is available on the Company's website at www.communitybancorpvt.com. The Code is also listed as Exhibit 14 to this report and incorporated by reference to a prior filing with the SEC. There were no waivers of any provision of the Code during 2017.

Item 11.  Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the 2018 Annual Meeting:

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company's Proxy Statement for the 2018 Annual Meeting:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION."

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following is incorporated by reference to the Company's Proxy Statement for the 2018 Annual Meeting:

Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -Transactions with Management."
Information regarding the independence of directors under the caption “CORPORATE GOVERNANCE – Director Independence.”

Item 14.  Principal Accounting Fees and Services

The following is incorporated by reference to the Company's Proxy Statement for the 2018 Annual Meeting under the caption "PROPOSAL 2 - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

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

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The following are included in this report and are incorporated by reference to the 2017 Annual Report, filed as Exhibit 13 to this report:

Consolidated Balance Sheets at December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
Notes to Consolidated Financial Statements
Report of Berry Dunn McNeil & Parker, LLC, independent registered public accountants

(b)  Exhibits

The following exhibits, previously filed with the Commission, are incorporated by reference:

Exhibit 3(i) – Amended and Restated Articles of Association, filed as Exhibit 3.1 to the Company's Form 10-Q Report filed on August 12, 2014.
Exhibit 3(ii) – Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of the Series A Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, filed as Exhibit 3(i) to the Company’s Form 8-K Report filed on December 31, 2007.
Exhibit 3(iii) – Amended and Restated By-laws of Community Bancorp. as amended and restated through March 12, 2013, filed as Exhibit 3.1 in the Company’s Form 8-K Report filed on March 14, 2013.
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
Exhibit 10(ii)* – Amended and Restated Deferred Compensation Plan for Directors, filed as Exhibit 10.2 to the Company’s Form 8-K Report filed on December 15, 2008.
Exhibit 10(iii)* – Amended and Restated Supplemental Retirement Plan, filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on December 15, 2008.
Exhibit 10(iv)* – Amended and Restated Officer Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on March 13, 2015.
Exhibit 10(v)* – Description of the Directors Retirement Plan, filed as Exhibit 10(iv) to the Company's Form 10-K Report filed on March 30, 2005; plan terminated in 2005 with respect to future accruals, as disclosed in the Company's Form 8-K Report filed on December 19, 2005.
Exhibit 10(vi)* – Change in Control Agreement for Executive Vice President (Company), Chief Operating Officer (Bank), filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on June 23, 2015.
Exhibit 10(vii)* – Change in Control Agreement for Treasurer (Company), Senior Vice President and Chief Financial Officer (Bank), filed as Exhibit 10.2 to the Company’s Form 8-K Report filed on June 23, 2015.
Exhibit 10(viii) * – Change in Control Agreement for Vice President (Company), Senior Vice President and Chief Credit Officer (Bank), filed as Exhibit 10.3 to the Company’s Form 8-K Report filed on June 23, 2015.
Exhibit 14 – Amended Code of Ethics for Senior Financial Officers and the Principal Executive Officer, filed as Exhibit 14 to the Company’s Form 8-K Report on July 12, 2010.

The following exhibits are filed as part of this report:**
Exhibit 13 – Portions of the 2017 Annual Report, specifically incorporated by reference into this report.
Exhibit 21 – Subsidiaries of Community Bancorp.
Exhibit 23 – Consent of Berry Dunn McNeil & Parker, LLC
Exhibit 31(i) – Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(ii) – Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(i) – Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(ii) – Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101 – The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income; (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2017 and 2016.

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

COMMUNITY BANCORP.
BY: /s/ Kathryn M. Austin	Date: March 14, 2018
Kathryn M. Austin, President and Chief
Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Kathryn M. Austin	Date: March 14, 2018
Kathryn M. Austin, President and Chief
Executive Officer (Principal Executive Officer)

BY: /s/ Louise M. Bonvechio	Date: March 14, 2018
Louise M. Bonvechio, Corporate Secretary and
Treasurer (Principal Financial Officer)

BY: /s/ Candace A. Patenaude	Date: March 14, 2018
Candace A. Patenaude
(Principal Accounting Officer)
COMMUNITY BANCORP. DIRECTORS
/s/ Thomas E. Adams	Date: March 14, 2018
Thomas E. Adams

/s/ Kathryn M. Austin	Date: March 14, 2018
Kathryn M. Austin

/s/ David M. Bouffard	Date: March 14, 2018
David M. Bouffard

/s/ Charles W. Bucknam, Jr.	Date: March 14, 2018
Charles W. Buckman, Jr.

Date: March 14, 2018
Aminta K. Conant

/s/ Jacques R. Couture	Date: March 14, 2018
Jacques R. Couture

/s/ Rosemary M. Lalime	Date: March 14, 2018
Rosemary M. Lalime

/s/ Stephen P. Marsh	Date: March 14, 2018
Stephen P. Marsh, Board Chair

Date: March 14, 2018
Dorothy R. Mitchell

/s/ Fredric Oeschger	Date: March 14, 2018
Fredric Oeschger

/s/James G. Wheeler, Jr.	Date: March 14, 2018
James G. Wheeler, Jr.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

COMMUNITY BANCORP.

EXHIBITS

EXHIBIT INDEX*

Exhibit 13	Portions of the 2017 Annual Report, specifically incorporated by reference into this report.

Exhibit 21	Subsidiaries of Community Bancorp.

Exhibit 23	Consent of Berry Dunn McNeil & Parker, LLC

Exhibit 31.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income; (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2017 and 2016.

* Other than exhibits incorporated by reference to prior filings.
** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.