Form 10-Q
period 2018-03-31
COMMUNITY BANCORP /VT
filed 2018-05-10
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Large accelerated filer ( )	Accelerated filer ( X )
Non-accelerated filer ( ) (Do not check if a smaller reporting company)	Smaller reporting company ( )
Emerging growth company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES (  )     NO(X)

At May 03, 2018, there were 5,126,274 shares outstanding of the Corporation's common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	March 31,	December 31,	March 31,
Consolidated Balance Sheets	2018	2017	2017
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$12,172,705	$10,690,396	$17,275,640
Federal funds sold and overnight deposits	29,297,476	31,963,105	15,513,549
Total cash and cash equivalents	41,470,181	42,653,501	32,789,189
Securities held-to-maturity (fair value $47,644,000 at 03/31/18,
$48,796,000 at 12/31/17 and $54,853,000 at 03/31/17)	47,899,857	48,824,965	53,879,934
Securities available-for-sale	38,694,065	38,450,653	33,852,571
Restricted equity securities, at cost	1,793,650	1,703,650	2,426,050
Loans held-for-sale	358,500	1,037,287	0
Loans	504,033,558	502,864,651	485,722,245
Allowance for loan losses	(5,341,220)	(5,438,099)	(5,258,440)
Deferred net loan costs	329,244	318,651	321,285
Net loans	499,021,582	497,745,203	480,785,090
Bank premises and equipment, net	10,196,450	10,344,177	10,629,125
Accrued interest receivable	2,212,131	2,051,918	2,062,875
Bank owned life insurance	4,744,512	4,721,782	4,649,557
Core deposit intangible	0	0	204,516
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned	284,235	284,235	561,979
Other assets	7,722,318	7,653,955	9,484,895
Total assets	$665,971,750	$667,045,595	$642,900,050

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$109,656,422	$117,245,565	$105,880,429
Interest-bearing transaction accounts	131,469,439	132,633,533	121,953,444
Money market funds	106,878,746	93,392,005	86,938,154
Savings	99,528,104	97,516,284	96,883,558
Time deposits, $250,000 and over	16,577,061	18,909,898	19,913,160
Other time deposits	94,119,774	100,937,695	100,850,953
Total deposits	558,229,546	560,634,980	532,419,698
Borrowed funds	3,550,000	3,550,000	11,550,000
Repurchase agreements	30,246,926	28,647,848	27,747,451
Capital lease obligations	353,909	381,807	459,443
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	2,395,548	3,008,106	2,649,027
Total liabilities	607,662,929	609,109,741	587,712,619

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 20 and 25 shares issued and outstanding in 2018 and 2017, respectively
($100,000 liquidation value)	2,000,000	2,500,000	2,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized,
5,335,658 shares issued at 03/31/18, 5,322,320 shares issued
at 12/31/17 and 5,283,077 shares issued at 03/31/17	13,339,145	13,305,800	13,207,693
Additional paid-in capital	31,846,397	31,639,189	31,008,521
Retained earnings	14,473,029	13,387,739	11,197,709
Accumulated other comprehensive loss	(726,973)	(274,097)	(103,715)
Less: treasury stock, at cost; 210,101 shares at 03/31/18,
12/31/17 and 03/31/17	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	58,308,821	57,935,854	55,187,431
Total liabilities and shareholders' equity	$665,971,750	$667,045,595	$642,900,050

Book value per common share outstanding	$10.99	$10.84	$10.39

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary	Three Months Ended March 31,
Consolidated Statements of Income	2018	2017
(Unaudited)
Interest income
Interest and fees on loans	$6,140,544	$5,616,867
Interest on debt securities
Taxable	202,885	151,726
Tax-exempt	310,156	324,532
Dividends	67,855	35,796
Interest on federal funds sold and overnight deposits	55,398	27,472
Total interest income	6,776,838	6,156,393

Interest expense
Interest on deposits	687,063	537,789
Interest on borrowed funds	7,483	52,235
Interest on repurchase agreements	31,206	21,527
Interest on junior subordinated debentures	142,997	122,860
Total interest expense	868,749	734,411

Net interest income	5,908,089	5,421,982
Provision for loan losses	180,000	150,000
Net interest income after provision for loan losses	5,728,089	5,271,982

Non-interest income
Service fees	770,082	748,117
Income from sold loans	183,619	190,295
Other income from loans	212,270	185,617
Net realized (loss) gain on sale of securities AFS	(3,860)	2,130
Other income	233,559	244,059
Total non-interest income	1,395,670	1,370,218

Non-interest expense
Salaries and wages	1,615,386	1,711,124
Employee benefits	674,002	641,561
Occupancy expenses, net	674,873	687,433
Other expenses	1,766,855	1,691,001
Total non-interest expense	4,731,116	4,731,119

Income before income taxes	2,392,643	1,911,081
Income tax expense	410,100	496,865
Net income	$1,982,543	$1,414,216

Earnings per common share	$0.38	$0.27
Weighted average number of common shares
used in computing earnings per share	5,117,009	5,063,128
Dividends declared per common share	$0.17	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended March 31,
	2018	2017

Net income	$1,982,543	$1,414,216

Other comprehensive loss, net of tax:
Unrealized holding loss on securities AFS arising during the period	(577,124)	(17,470)
Reclassification adjustment for loss (gain) realized in income	3,860	(2,130)
Unrealized loss during the period	(573,264)	(19,600)
Tax effect	120,388	6,664
Other comprehensive loss, net of tax	(452,876)	(12,936)
Total comprehensive income	$1,529,667	$1,401,280

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three Months Ended March 31,
	2018	2017

Cash Flows from Operating Activities:
Net income	$1,982,543	$1,414,216
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	246,582	252,131
Provision for loan losses	180,000	150,000
Deferred income tax	6,667	(17,535)
Loss (gain) on sale of securities AFS	3,860	(2,130)
Gain on sale of loans	(77,698)	(79,128)
Loss on sale of bank premises and equipment	631	1,580
Loss on sale of OREO	0	617
Income from CFSG Partners	(128,183)	(113,179)
Amortization of bond premium, net	33,969	30,075
Proceeds from sales of loans held for sale	2,153,059	3,974,739
Originations of loans held for sale	(1,396,574)	(3,895,611)
Increase in taxes payable	309,062	360,092
Increase in interest receivable	(160,213)	(244,365)
Decrease in mortgage servicing rights	27,446	28,462
Increase in other assets	(257,338)	(4,875)
Increase in cash surrender value of BOLI	(22,730)	(24,151)
Amortization of core deposit intangible	0	68,175
Amortization of limited partnerships	94,371	154,308
Increase in unamortized loan costs	(10,593)	(11,155)
Increase in interest payable	9,073	23,329
Decrease in accrued expenses	(616,259)	(506,924)
Decrease in other liabilities	(5,532)	(21,024)
Net cash provided by operating activities	2,372,143	1,537,647

Cash Flows from Investing Activities:
Investments - HTM
Maturities and pay downs	4,047,473	2,365,271
Purchases	(3,122,365)	(6,358,574)
Investments - AFS
Maturities, calls, pay downs and sales	2,190,856	1,300,588
Purchases	(3,045,361)	(1,485,653)
Proceeds from redemption of restricted equity securities	0	329,800
Purchases of restricted equity securities	(90,000)	0
Decrease in limited partnership contributions payable	0	(27,000)
(Increase) decrease in loans, net	(1,469,503)	979,595
Capital expenditures for bank premises and equipment	(99,486)	(52,280)
Proceeds from sales of OREO	0	187,383
Recoveries of loans charged off	23,717	21,402
Net cash used in investing activities	(1,564,669)	(2,739,468)

	2018	2017

Cash Flows from Financing Activities:
Net (decrease) increase in demand and interest-bearing transaction accounts	(8,753,237)	5,308,245
Net increase in money market and savings accounts	15,498,561	18,002,237
Net (decrease) increase in time deposits	(9,150,758)	4,374,184
Net increase (decrease) in repurchase agreements	1,599,078	(2,675,744)
Net decrease in short-term borrowings	0	(20,000,000)
Decrease in capital lease obligations	(27,898)	(23,718)
Redemption of preferred stock	(500,000)	0
Dividends paid on preferred stock	(28,125)	(23,438)
Dividends paid on common stock	(628,415)	(585,042)
Net cash (used in) provided by financing activities	(1,990,794)	4,376,724

Net (decrease) increase in cash and cash equivalents	(1,183,320)	3,174,903
Cash and cash equivalents:
Beginning	42,653,501	29,614,286
Ending	$41,470,181	$32,789,189

Supplemental Schedule of Cash Paid During the Period:
Interest	$859,676	$711,082

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized loss on securities AFS	$(573,264)	$(19,600)

Loans transferred to OREO	$0	$355,979

Common Shares Dividends Paid:
Dividends declared	$869,128	$859,851
Increase in dividends payable attributable to dividends declared	(160)	(56,886)
Dividends reinvested	(240,553)	(217,923)
	$628,415	$585,042

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Consolidation

The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial condition and results of operations of the Company and its subsidiary, Community National Bank (the Bank), contained herein have been made. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 contained in the Company's Annual Report on Form 10-K. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full annual period ending December 31, 2018, or for any other interim period.

Certain amounts in the 2017 unaudited consolidated income statements have been reclassified to conform to the 2018 presentation. Reclassifications had no effect on prior period net income or shareholders’ equity.

In addition to the definitions provided elsewhere in this quarterly report, the definitions, acronyms and abbreviations identified below are used throughout this Form 10-Q, including Part I. “Financial Information” and Part II. “Other Information”, and is intended to aid the reader and provide a reference page when reviewing this Form 10Q.

AFS:	Available-for-sale	FRBB:	Federal Reserve Bank of Boston
Agency MBS:	MBS issued by a US government agency or GSE	GAAP:	Generally Accepted Accounting Principles in the United States
ALCO:	Asset Liability Committee	GSE	Government sponsored enterprise
ALL:	Allowance for loan losses	HTM:	Held-to-maturity
ASC:	Accounting Standards Codification	ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network
ASU:	Accounting Standards Update	IRS:	Internal Revenue Service
BIC:	Borrower-in-Custody	JNE:	Jobs for New England
Board:	Board of Directors	Jr:	Junior
BOLI	Bank owned life insurance	MBS:	Mortgage-backed security
bp or bps:	Basis point(s)	MPF:	Mortgage Partnership Finance
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	MSRs:	Mortgage servicing rights
CDs:	Certificates of deposit	NII:	Net interest income
CDI:	Core deposit intangible	OCI:	Other comprehensive income (loss)
CECL:	Current Expected Credit Loss	OREO:	Other real estate owned
CFSG:	Community Financial Services Group	OTTI:	Other-than-temporary impairment
CFSG Partners:	Community Financial Services Partners, LLC	PMI	Private mortgage insurance
Company:	Community Bancorp. and Subsidiary	RD:	USDA Rural Development
CRE:	Commercial Real Estate	SBA	U.S. Small Business Administration
DRIP:	Dividend Reinvestment Plan	SERP	Supplemental Employee Retirement Plan
Exchange Act:	Securities Exchange Act of 1934	SBA:	U.S. Small Business Administration
FASB:	Financial Accounting Standards Board	SEC:	U.S. Securities and Exchange Commission
FDIC:	Federal Deposit Insurance Corporation	TDR:	Troubled-debt restructuring
FHLBB:	Federal Home Loan Bank of Boston	USDA:	U.S. Department of Agriculture
FHLMC	Federal Home Loan Mortgage Corporation	VA:	U.S. Veterans Administration
FRB:	Federal Reserve Board	2017 Tax Act:	Tax Cut and Jobs Act of 2017

Note 2. Recent Accounting Developments

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, in 2014 to replace the current plethora of industry-specific rules with a broad, principles-based framework for recognizing and measuring revenue. Due to the complexity of the new pronouncement and the anticipated effort required by entities in many industries to implement ASU No. 2014-09, FASB delayed the effective date. ASU 2014-09 became effective for the Company on January 1, 2018 and has been applied prospectively.

FASB formed a Transition Resource Group to assist it in identifying implementation issues that may require further clarification or amendment to ASU No. 2014-09. As a result of that group’s deliberations, FASB has issued several amendments, which became effective concurrently with ASU No. 2014-09, including ASU No. 2016-08, Principal versus Agent Considerations, which clarifies whether an entity should record the gross amount of revenue or only its ultimate share when a third party is also involved in providing goods or services to a customer. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. This ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. This guidance also changes certain disclosure requirements and other aspects of current accounting principles. Public businesses must use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of adopting this ASU was not material on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale, which will require that credit losses on those securities be recorded through an allowance for credit losses rather than a write-down. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company is evaluating the impact of the adoption of the ASU on its consolidated financial statements. The ASU may have a material impact on the Company's consolidated financial statements upon adoption as it will require a change in the Company's methodology for calculating its ALL and allowance on unused commitments. The Company will transition from an incurred loss model to an expected loss model, which will likely result in an increase in the ALL upon adoption and may negatively impact the Company and the Bank's regulatory capital ratios. Additionally, ASU No. 2016-13 may reduce the carrying value of the Company's HTM investment securities as it will require an allowance for the expected losses over the life of these securities to be recorded upon adoption. The Company has formed a committee to assess the implications of this new pronouncement and transitioned to a software solution for preparing the ALL calculation and related reports that provides the Company with stronger data integrity, ease and efficiency in ALL preparation. The new software solution also provides numerous training opportunities for the appropriate personnel within the Company. The Company has gathered and will analyze the historical data to serve as a basis for estimating the ALL under CECL.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued to reduce the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, step two of the goodwill impairment test was eliminated. Instead, a Company will recognize an impairment of goodwill should the carrying value of a reporting unit exceed its fair value (i.e., step one). The ASU will be effective for the Company on January 1, 2020 and will be applied prospectively.

The Company has goodwill from its acquisition of LyndonBank in 2007 and performs an impairment test annually or more frequently if circumstances warrant (see Note 6). The Company is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements, but does not anticipate any material impact at this time.

In February 2018, FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued to allow a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act to improve the usefulness of information reported to financial statement users. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted for financial statements which have not yet been issued. The Company adopted the ASU for the December 31, 2017 consolidated financial statements. See Note 12 of the audited consolidated financial statements contained in the Company’s December 31, 2017 Annual Report on Form 10-K for more information.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

	Three Months Ended March 31,
	2018	2017

Net income, as reported	$1,982,543	$1,414,216
Less: dividends to preferred shareholders	28,125	23,438
Net income available to common shareholders	$1,954,418	$1,390,778
Weighted average number of common shares
used in calculating earnings per share	5,117,009	5,063,128
Earnings per common share	$0.38	$0.27

Note 4.  Investment Securities

Securities AFS and HTM as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

March 31, 2018
U.S. GSE debt securities	$17,272,170	$0	$386,980	$16,885,190
Agency MBS	17,139,115	3,327	460,499	16,681,943
Other investments	5,203,000	0	76,068	5,126,932
	$39,614,285	$3,327	$923,547	$38,694,065

December 31, 2017
U.S. GSE debt securities	$17,308,229	$0	$149,487	$17,158,742
Agency MBS	16,782,380	11,144	180,187	16,613,337
Other investments	4,707,000	165	28,591	4,678,574
	$38,797,609	$11,309	$358,265	$38,450,653

March 31, 2017
U.S. GSE debt securities	$17,361,110	$18,840	$69,547	$17,310,403
Agency MBS	13,675,605	543	118,625	13,557,523
Other investments	2,973,000	15,327	3,682	2,984,645
	$34,009,715	$34,710	$191,854	$33,852,571

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

March 31, 2018
States and political subdivisions	$47,899,857	$275,801	$531,658	$47,644,000

December 31, 2017
States and political subdivisions	$48,824,965	$0	$28,965	$48,796,000

March 31, 2017
States and political subdivisions	$53,879,934	$973,066	$0	$54,853,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

Investments pledged as collateral for repurchase agreements consisted of U.S. GSE debt securities, Agency MBS securities and CDs. These repurchase agreements mature daily. These investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

March 31, 2018	$39,614,284	$38,694,065
December 31, 2017	38,797,609	38,450,653
March 31, 2017	33,265,715	33,112,253

The scheduled maturities of debt securities AFS as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
March 31, 2018
Due in one year or less	$2,250,000	$2,242,195
Due from one to five years	11,766,268	11,548,006
Due from five to ten years	8,458,902	8,221,921
Agency MBS	17,139,115	16,681,943
	$39,614,285	$38,694,065

December 31, 2017
Due in one year or less	$3,749,956	$3,739,512
Due from one to five years	11,275,824	11,168,065
Due from five to ten years	6,989,449	6,929,739
Agency MBS	16,782,380	16,613,337
	$38,797,609	$38,450,653

March 31, 2017
Due in one year or less	$3,002,965	$3,006,801
Due from one to five years	16,086,145	16,070,906
Due from five to ten years	1,245,000	1,217,341
Agency MBS	13,675,605	13,557,523
	$34,009,715	$33,852,571

Because the actual maturities of Agency MBS usually differ from their contractual maturities due to the right of borrowers to prepay the underlying mortgage loans, usually without penalty, those securities are not presented in the table by contractual maturity date.

The scheduled maturities of debt securities HTM as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value*
March 31, 2018
Due in one year or less	$23,788,327	$23,788,000
Due from one to five years	4,638,586	4,575,000
Due from five to ten years	4,450,931	4,331,000
Due after ten years	15,022,013	14,894,000
	$47,899,857	$47,644,000

December 31, 2017
Due in one year or less	$24,817,334	$24,817,000
Due from one to five years	4,494,343	4,487,000
Due from five to ten years	4,338,246	4,331,000
Due after ten years	15,175,042	15,161,000
	$48,824,965	$48,796,000

March 31, 2017
Due in one year or less	$29,666,554	$29,667,000
Due from one to five years	3,905,257	4,148,000
Due from five to ten years	3,950,402	4,194,000
Due after ten years	16,357,721	16,844,000
	$53,879,934	$54,853,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

Debt securities AFS and HTM with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
March 31, 2018
U.S. GSE debt securities	$12,997,086	$275,084	$3,888,103	$111,896	15	$16,885,189	$386,980
Agency MBS	10,987,068	298,918	4,237,057	161,581	21	15,224,125	460,499
Other investments	4,146,288	67,711	487,644	8,357	16	4,633,932	76,068
State and political subdivisions	44,235,977	531,658	0	0	121	44,235,977	531,658
	$72,366,419	$1,173,371	$8,612,804	$281,834	173	$80,979,223	$1,455,205

December 31, 2017
U.S. GSE debt securities	$13,223,739	$84,490	$3,935,003	$64,997	15	$17,158,742	$149,487
Agency MBS	9,251,323	105,063	4,542,446	75,124	21	13,793,769	180,187
Other investments	3,692,571	25,429	244,838	3,162	16	3,937,409	28,591
State and political subdivisions	22,530,141	28,965	0	0	79	22,530,141	28,965
	$48,697,774	$243,947	$8,722,287	$143,283	131	$57,420,061	$387,230

March 31, 2017
U.S. GSE debt securities	$6,179,311	$69,547	$0	$0	5	$6,179,311	$69,547
Agency MBS	12,018,209	104,677	1,048,513	13,948	3	13,066,722	118,625
Other investments	740,318	3,682	0	0	18	740,318	3,682
	$18,937,838	$177,906	$1,048,513	$13,948	26	$19,986,351	$191,854

The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition. As of March 31, 2018, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be OTTI.

Note 5. Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	March 31,	December 31,	March 31,
	2018	2017	2017

Commercial & industrial	$76,968,888	$77,110,747	$69,064,985
Commercial real estate	210,135,736	207,044,227	205,140,487
Residential real estate - 1st lien	166,435,383	168,184,135	162,929,247
Residential real estate - Jr lien	45,459,718	45,256,862	41,820,775
Consumer	5,033,833	5,268,680	6,766,751
Gross Loans	504,033,558	502,864,651	485,722,245
Deduct (add):
Allowance for loan losses	5,341,220	5,438,099	5,258,440
Deferred net loan costs	(329,244)	(318,651)	(321,285)
Net Loans	$499,021,582	$497,745,203	$480,785,090

The following is an age analysis of loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

							90 Days or
		90 Days	Total			Non-Accrual	More and
March 31, 2018	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$873,514	$44,813	$918,327	$76,050,561	$76,968,888	$185,012	$8,207
Commercial real estate	1,205,289	451,104	1,656,393	208,479,343	210,135,736	1,588,084	0
Residential real estate
- 1st lien	3,837,705	961,601	4,799,306	161,636,077	166,435,383	1,518,759	466,704
- Jr lien	181,062	250,399	431,461	45,028,257	45,459,718	345,214	113,578
Consumer	35,090	0	35,090	4,998,743	5,033,833	0	0
	$6,132,660	$1,707,917	$7,840,577	$496,192,981	$504,033,558	$3,637,069	$588,489

							90 Days or
		90 Days	Total			Non-Accrual	More and
December 31, 2017	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$308,712	$0	$308,712	$76,802,035	$77,110,747	$98,806	$0
Commercial real estate	1,482,982	418,255	1,901,237	205,142,990	207,044,227	1,065,385	0
Residential real estate
- 1st lien	4,238,933	2,011,419	6,250,352	161,933,783	168,184,135	1,585,473	1,249,241
- Jr lien	156,101	168,517	324,618	44,932,244	45,256,862	346,912	0
Consumer	80,384	1,484	81,868	5,186,812	5,268,680	0	1,484
	$6,267,112	$2,599,675	$8,866,787	$493,997,864	$502,864,651	$3,096,576	$1,250,725

							90 Days or
		90 Days	Total			Non-Accrual	More and
March 31, 2017	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$103,900	$0	$103,900	$68,961,085	$69,064,985	$135,379	$0
Commercial real estate	681,654	215,892	897,546	204,242,941	205,140,487	744,989	0
Residential real estate
- 1st lien	4,289,551	1,246,520	5,536,071	157,393,176	162,929,247	1,148,848	668,569
- Jr lien	333,625	164,726	498,351	41,322,424	41,820,775	442,960	27,905
Consumer	84,321	1,903	86,224	6,680,527	6,766,751	0	1,903
	$5,493,051	$1,629,041	$7,122,092	$478,600,153	$485,722,245	$2,472,176	$698,377

For all loan segments, loans over 30 days past due are considered delinquent.

As of the balance sheet dates presented, residential mortgage loans in process of foreclosure consisted of the following:

	Number of loans	Balance

March 31, 2018	10	$694,509
December 31, 2017	10	791,944
March 31, 2017	6	330,548

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

General component

The general component of the ALL is based on historical loss experience and various qualitative factors and is stratified by the following loan segments: commercial and industrial, CRE, residential real estate 1st lien, residential real estate Jr lien and consumer loans. The Company does not disaggregate its portfolio segments further into classes.

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

Qualitative factors include the levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of CRE loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available.

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

Commercial Real Estate – Loans in this segment are principally made to businesses and are generally secured by either owner-occupied, or non-owner occupied CRE. A relatively small portion of this segment includes farm loans secured by farm land and buildings. As with commercial and industrial loans, repayment of owner-occupied CRE loans is expected from the cash flows of the business and the segment would be impacted by the same risk factors as commercial and industrial loans. The non-owner occupied CRE portion includes both residential and commercial construction loans, vacant land and real estate development loans, multi-family dwelling loans and commercial rental property loans. Repayment of construction loans is expected from permanent financing takeout; the Company generally requires a commitment or eligibility for the take-out financing prior to construction loan origination. Real estate development loans are generally repaid from the sale of the subject real property as the project progresses. Construction and development lending entail additional risks, including the project exceeding budget, not being constructed according to plans, not receiving permits, or the pre-leasing or occupancy rate not meeting expectations. Repayment of multi-family loans and commercial rental property loans is expected from the cash flow generated by rental payments received from the individuals or businesses occupying the real estate. CRE loans are impacted by factors such as competitive market forces, vacancy rates, cap rates, net operating incomes, lease renewals and overall economic demand. In addition, loans in the recreational and tourism sector can be affected by weather conditions, such as unseasonably low winter snowfalls. CRE lending also carries a higher degree of environmental risk than other real estate lending.

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

The tables below summarize changes in the ALL and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended March 31, 2018

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$675,687	$2,674,029	$1,460,547	$316,982	$43,303	$267,551	$5,438,099
Charge-offs	(88,894)	(121,000)	(33,072)	(24,000)	(33,630)	0	(300,596)
Recoveries	5,014	0	8,858	435	9,410	0	23,717
Provision (credit)	74,853	113,675	(28,532)	(4,125)	25,079	(950)	180,000
Ending balance	$666,660	$2,666,704	$1,407,801	$289,292	$44,162	$266,601	$5,341,220

Allowance for loan losses
Evaluated for impairment
Individually	$0	$3,528	$120,264	$1,194	$0	$0	$124,986
Collectively	666,660	2,663,176	1,287,537	288,098	44,162	266,601	5,216,234
	$666,660	$2,666,704	$1,407,801	$289,292	$44,162	$266,601	$5,341,220

Loans evaluated for impairment
Individually	$185,012	$1,605,948	$4,277,541	$272,506	$0		$6,341,007
Collectively	76,783,876	208,529,788	162,157,842	45,187,212	5,033,833		497,692,551
	$76,968,888	$210,135,736	$166,435,383	$45,459,718	$5,033,833		$504,033,558

As of or for the year ended December 31, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$726,848	$2,496,085	$1,369,757	$371,176	$83,973	$230,606	$5,278,445
Charge-offs	(20,000)	(160,207)	(159,533)	(118,359)	(124,042)	0	(582,141)
Recoveries	27,051	230	26,826	465	37,223	0	91,795
Provision (credit)	(58,212)	337,921	223,497	63,700	46,149	36,945	650,000
Ending balance	$675,687	$2,674,029	$1,460,547	$316,982	$43,303	$267,551	$5,438,099

Allowance for loan losses
Evaluated for impairment
Individually	$0	$69,015	$125,305	$26,353	$0	$0	$220,673
Collectively	675,687	2,605,014	1,335,242	290,629	43,303	267,551	5,217,426
	$675,687	$2,674,029	$1,460,547	$316,982	$43,303	$267,551	$5,438,099

Loans evaluated for impairment
Individually	$98,806	$1,306,057	$4,075,666	$300,759	$0		$5,781,288
Collectively	77,011,941	205,738,170	164,108,469	44,956,103	5,268,680		497,083,363
	$77,110,747	$207,044,227	$168,184,135	$45,256,862	$5,268,680		$502,864,651

As of or for the three months ended March 31, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$726,848	$2,496,085	$1,369,757	$371,176	$83,973	$230,606	$5,278,445
Charge-offs	(21,024)	(160,207)	(4,735)	0	(5,441)	0	(191,407)
Recoveries	7,141	0	6,236	60	7,965	0	21,402
Provision (credit)	6,808	185,243	(58,463)	(782)	(25,175)	42,369	150,000
Ending balance	$719,773	$2,521,121	$1,312,795	$370,454	$61,322	$272,975	$5,258,440

Allowance for loan losses
Evaluated for impairment
Individually	$0	$79,200	$3,900	$117,500	$0	$0	$200,600
Collectively	719,773	2,441,921	1,308,895	252,954	61,322	272,975	5,057,840
	$719,773	$2,521,121	$1,312,795	$370,454	$61,322	$272,975	$5,258,440

Loans evaluated for impairment
Individually	$48,385	$807,282	$466,328	$222,080	$0		$1,544,075
Collectively	69,016,600	204,333,205	162,462,919	41,598,695	6,766,751		484,178,170
	$69,064,985	$205,140,487	$162,929,247	$41,820,775	$6,766,751		$485,722,245

Impaired loans, by portfolio segment, were as follows:

	As of March 31, 2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment (1)	Recognized(1)

Related allowance recorded
Commercial real estate	$83,645	$225,681	$3,528	$183,567	$0
Residential real estate
- 1st lien	793,881	834,267	120,264	751,122	7,682
- Jr lien	8,182	8,151	1,194	177,100	92
	885,708	1,068,099	124,986	1,111,789	7,774

No related allowance recorded
Commercial & industrial	185,012	450,039		103,193	0
Commercial real estate	1,523,166	1,658,923		1,316,216	4,064
Residential real estate
- 1st lien	3,507,912	3,923,460		2,496,646	31,124
- Jr lien	264,355	438,777		169,390	0
	5,480,445	6,471,199		4,085,445	35,188

	$6,366,153	$7,539,298	$124,986	$5,197,234	$42,962

(1) For the three months ended March 31, 2018

In the table above, recorded investment of impaired loans as of March 31, 2018 includes accrued interest receivable and deferred net loan costs of $25,146.

	As of December 31, 2017			2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Related allowance recorded
Commercial real estate	$204,645	$225,681	$69,015	$210,890	$0
Residential real estate
- 1st lien	798,226	837,766	125,305	646,799	29,262
- Jr lien	146,654	293,351	26,353	220,274	400
	1,149,525	1,356,798	220,673	1,077,963	29,662

No related allowance recorded
Commercial & industrial	98,806	136,590		75,868	72,426
Commercial real estate	1,102,859	1,226,040		1,105,030	237,792
Residential real estate
- 1st lien	3,300,175	3,641,627		1,930,108	133,732
- Jr lien	154,116	154,423		116,519	16,574
	4,655,956	5,158,680		3,227,525	460,524

	$5,805,481	$6,515,478	$220,673	$4,305,488	$490,186

In the table above, recorded investment of impaired loans as of December 31, 2017 includes accrued interest receivable and deferred net loan costs of $24,193.

	As of March 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment(1)

Related allowance recorded
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

(1) For the three months ended March 31, 2017

Interest income recognized on impaired loans was immaterial for the March 31, 2017 period presented.

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

Group B loans – Management Involved - are loans that require greater attention than the acceptable risk loans in Group A. Characteristics of such loans may include, but are not limited to, borrowers that are experiencing negative operating trends such as reduced sales or margins, borrowers that have exposure to adverse market conditions such as increased competition or regulatory burden, or borrowers that have had unexpected or adverse changes in management. These loans have a greater likelihood of migrating to an unacceptable risk level if these characteristics are left unchecked. Group B is limited to commercial purpose loans that are individually risk rated.

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of March 31, 2018

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$74,829,100	$196,906,148	$163,625,382	$44,896,784	$5,033,833	$485,291,247
Group B	1,139,008	4,334,637	210,428	36,429	0	5,720,502
Group C	1,000,780	8,894,951	2,599,573	526,505	0	13,021,809
	$76,968,888	$210,135,736	$166,435,383	$45,459,718	$5,033,833	$504,033,558

As of December 31, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$73,352,768	$194,066,034	$165,089,999	$44,687,951	$5,267,196	$482,463,948
Group B	617,526	4,609,847	282,671	37,598	0	5,547,642
Group C	3,140,453	8,368,346	2,811,465	531,313	1,484	14,853,061
	$77,110,747	$207,044,227	$168,184,135	$45,256,862	$5,268,680	$502,864,651

As of March 31, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$66,610,036	$194,682,293	$160,911,670	$41,115,085	$6,764,848	$470,083,932
Group B	1,709,910	2,423,387	0	167,692	0	4,300,989
Group C	745,039	8,034,807	2,017,577	537,998	1,903	11,337,324
	$69,064,985	$205,140,487	$162,929,247	$41,820,775	$6,766,751	$485,722,245

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

New TDRs, by portfolio segment, during the periods presented were as follows:

Three months ended March 31, 2018		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Residential real estate
- 1st lien	5	$682,791	$785,309

Year ended December 31, 2017		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Residential real estate
- 1st lien	4	$256,353	$287,385

Three months ended March 31, 2017		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial & industrial	1	$41,857	$57,418

The TDRs for which there was a payment default during the twelve month periods presented were as follows:

Twelve months ended March 31, 2018	Number of	Recorded
	Contracts	Investment

Residential real estate – 1st lien	1	$87,696

Twelve months ended December 31, 2017	Number of	Recorded
	Contracts	Investment

Residential real estate - 1st lien	1	$87,696

Twelve months ended March 31, 2017	Number of	Recorded
	Contracts	Investment

Residential real estate - 1st lien	1	$64,218
Residential real estate - Jr lien	1	54,557
	2	$118,775

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

The specific allowances related to TDRs as of the balance sheet dates are presented in the table below.

	March 31,	December 31,	March 31,
	2018	2017	2017

Specific Allocation	$124,986	$197,605	$83,100

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

The Company also initially recorded $4,161,000 of acquired identified intangible assets in the LyndonBank merger, representing the CDI which was subject to amortization as a non-interest expense over a ten year period and was fully amortized in 2017.

Management evaluates goodwill for impairment annually. As of the date of the most recent evaluation (December 31, 2017), management concluded that no impairment existed.

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

Restricted equity securities:  Restricted equity securities are comprised primarily of FRBB stock and FHLBB stock. These securities are carried at cost, which is believed to approximate fair value, based on the redemption provisions of the FRBB and the FHLBB. The stock is nonmarketable, and redeemable at par value, subject to certain conditions. The Company classifies these securities as Level 2.

Loans and loans held-for-sale:  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate residential, CRE, and rental property mortgage loans, and commercial and industrial loans) are estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Loan impairment is deemed to exist when full repayment of principal and interest according to the contractual terms of the loan is no longer probable. Impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. If the fair value is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the ALL. Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis. Management has estimated the fair values of collateral-dependent loans using Level 2 inputs, such as the fair value of collateral based on independent third-party appraisals. All other loans are valued using Level 3 inputs.

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

FASB ASC Topic 825, “Financial Instruments”, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

March 31, 2018	Level 2
Assets: (market approach)
U.S. GSE debt securities	$16,885,190
Agency MBS	16,681,943
Other investments	5,126,932
$38,694,065

December 31, 2017	Level 2
Assets: (market approach)
U.S. GSE debt securities	$17,158,742
Agency MBS	16,613,337
Other investments	4,678,574
$38,450,653

March 31, 2017	Level 2
Assets: (market approach)
U.S. GSE debt securities	$17,310,403
Agency MBS	13,557,523
Other investments	2,984,645
$33,852,571

There were no Level 1 or Level 3 assets or liabilities measured on a recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between Levels during 2018 or 2017.

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

Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

March 31, 2018	Level 2
Assets: (market approach)
MSRs (1)	$1,055,840
Impaired loans, net of related allowance	80,118
OREO	284,235

December 31, 2017	Level 2
Assets: (market approach)
MSRs (1)	$1,083,286
Impaired loans, net of related allowance	135,630
OREO	284,235

March 31, 2017	Level 2
Assets: (market approach)
MSRs (1)	$1,182,233
Impaired loans, net of related allowance	420,962
OREO	561,979

(1) Represents MSRs at lower of cost or fair value, including MSRs deemed to be impaired and for which a valuation allowance was established to carry at fair value as of the balance sheet dates presented.

There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between Levels during 2018 or 2017.

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company's financial instruments were as follows:

March 31, 2018		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$41,470	$41,470	$0	$0	$41,470
Securities HTM	47,900	0	47,644	0	47,644
Securities AFS	38,694	0	38,694	0	38,694
Restricted equity securities	1,794	0	1,794	0	1,794
Loans and loans held-for-sale, net of ALL
Commercial & industrial	76,261	0	0	76,248	76,248
Commercial real estate	207,358	0	80	206,326	206,406
Residential real estate - 1st lien	165,298	0	0	162,774	162,774
Residential real estate - Jr lien	45,147	0	0	44,630	44,630
Consumer	4,987	0	0	5,080	5,080
MSRs (1)	1,056	0	1,453	0	1,453
Accrued interest receivable	2,212	0	2,212	0	2,212

Financial liabilities:
Deposits
Other deposits	513,029	0	511,229	0	511,229
Brokered deposits	45,201	0	45,154	0	45,154
Long-term borrowings	3,550	0	3,157	0	3,157
Repurchase agreements	30,247	0	30,247	0	30,247
Capital lease obligations	354	0	354	0	354
Subordinated debentures	12,887	0	12,814	0	12,814
Accrued interest payable	110	0	110	0	110

(1) Reported fair value represents all MSRs for loans serviced by the Company at March 31, 2018, regardless of carrying amount.

December 31, 2017		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$42,654	$42,654	$0	$0	$42,654
Securities HTM	48,825	0	48,796	0	48,796
Securities AFS	38,451	0	38,451	0	38,451
Restricted equity securities	1,704	0	1,704	0	1,704
Loans and loans held-for-sale, net of ALL
Commercial & industrial	76,394	0	0	76,799	76,799
Commercial real estate	204,260	0	136	204,697	204,833
Residential real estate - 1st lien	167,671	0	0	169,205	169,205
Residential real estate - Jr lien	44,916	0	0	45,207	45,207
Consumer	5,223	0	0	5,425	5,425
MSRs(1)	1,083	0	1,337	0	1,337
Accrued interest receivable	2,052	0	2,052	0	2,052

Financial liabilities:
Deposits
Other deposits	509,686	0	508,407	0	508,407
Brokered deposits	50,949	0	50,926	0	50,926
Long-term borrowings	3,550	0	3,191	0	3,191
Repurchase agreements	28,648	0	28,648	0	28,648
Capital lease obligations	382	0	382	0	382
Subordinated debentures	12,887	0	12,832	0	12,832
Accrued interest payable	101	0	101	0	101

(1) Reported fair value represents all MSRs for loans serviced by the Company at December 31, 2017, regardless of carrying amount.

March 31, 2017		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$32,789	$32,789	$0	$0	$32,789
Securities HTM	53,880	0	54,853	0	54,853
Securities AFS	33,853	0	33,853	0	33,853
Restricted equity securities	2,426	0	2,426	0	2,426
Loans and loans held-for-sale, net of ALL
Commercial & industrial	68,306	0	48	68,936	68,984
Commercial real estate	202,504	0	728	203,903	204,631
Residential real estate - 1st lien	161,525	0	462	163,536	163,998
Residential real estate - Jr lien	41,427	0	105	41,822	41,927
Consumer	6,702	0	0	6,953	6,953
MSRs (1)	1,182	0	1,302	0	1,302
Accrued interest receivable	2,063	0	2,063	0	2,063

Financial liabilities:
Deposits
Other deposits	491,435	0	490,746	0	490,746
Brokered deposits	40,985	0	40,986	0	40,986
Short-term borrowings	10,000	0	9,998	0	9,998
Long-term borrowings	1,550	0	1,389	0	1,389
Repurchase agreements	27,747	0	27,747	0	27,747
Capital lease obligations	459	0	459	0	459
Subordinated debentures	12,887	0	12,846	0	12,846
Accrued interest payable	96	0	96	0	96

(1) Reported fair value represents all MSRs for loans serviced by the Company at March 31, 2017, regardless of carrying amount.

Note 8. Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2018	December 31, 2017	March 30, 2017

Balance at beginning of year	$1,083,286	$1,210,695	$1,210,695
MSRs capitalized	20,494	109,297	28,466
MSRs amortized	(47,940)	(236,706)	(56,928)
Balance at end of period	$1,055,840	$1,083,286	$1,182,233

Note 9. Legal Proceedings

In the normal course of business, the Company and its subsidiary are involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10. Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP. On March 14, 2018, the Company declared a cash dividend of $0.17 per common share payable May 1, 2018 to shareholders of record as of April 15, 2018. This dividend has been recorded as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Period Ended March 31, 2018

The following discussion analyzes the consolidated financial condition of the Company and its wholly-owned subsidiary, Community National Bank (the Bank), as of March 31, 2018, December 31, 2017, and March 31, 2017, and its consolidated results of operations for the three-month interim periods presented.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2017 Annual Report on Form 10-K filed with the SEC.

Capitalized terms, abbreviations and acronyms used throughout the following discussion are defined in Note 1 to the Company’s unaudited consolidated financial statements contained in Part I, Item 1 of this report.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the results of operations, financial condition and business of the Company and its subsidiary. Words used in the discussion below such as "believes," "expects," "anticipates," "intends," "estimates," “projects”, "plans," “assumes”, "predicts," “may”, “might”, “will”, “could”, “should” and similar expressions, indicate that management of the Company is making forward-looking statements.

Forward-looking statements are not guarantees of future performance. They necessarily involve risks, uncertainties and assumptions. Examples of forward looking statements included in this discussion include, but are not limited to, estimated contingent liability related to assumptions made within the asset/liability management process, management's expectations as to the future interest rate environment and the Company's related liquidity level, credit risk expectations relating to the Company's loan portfolio and its participation in the FHLBB MPF program, and management's general outlook for the future performance of the Company or the local or national economy. Although forward-looking statements are based on management's expectations and estimates as of the date they are made, many of the factors that could influence or determine actual results are unpredictable and not within the Company's control.

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities:

●
general economic or business conditions, either nationally, regionally or locally, deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services;
●
competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial services industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems;
●
interest rates change in such a way as to negatively affect the Company's net income, asset valuations or margins;
●
changes in laws or government rules, including the rules of the federal Consumer Financial Protection Bureau, or the way in which courts or government agencies interpret or implement those laws or rules, increase our costs of doing business, causing us to limit or change our product offerings or pricing, or otherwise adversely affect the Company's business;
●
changes in federal or state tax laws or policy;
●
changes in the level of nonperforming assets and charge-offs;
●
changes in applicable accounting policies, practices and standards;
●
changes in consumer and business spending, borrowing and savings habits;
●
reductions in deposit levels, which necessitate increased borrowings to fund loans and investments;
●
the geographic concentration of the Company’s loan portfolio and deposit base;
●
losses due to the fraudulent or negligent conduct of third parties, including the Company’s service providers, customers and employees;
●
cybersecurity risks could adversely affect the Company’s business, financial performance or reputation and could result in financial liability for losses incurred by customers or others due to data breaches or other compromise of the Company’s information security systems;
●
higher-than-expected costs are incurred relating to information technology or difficulties arise in implementing technological enhancements;
●
changes to the calculation of the Company’s regulatory capital ratios which began in 2015 under the Basel III capital framework and which, among other things, requires additional regulatory capital, and changes the framework for risk-weighting of certain assets;

●
management’s risk management measures may not be completely effective;
●
changes in the United States monetary and fiscal policies, including the interest rate policies of the FRB and its regulation of the money supply; and
●
adverse changes in the credit rating of U.S. government debt.

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

NON-GAAP FINANCIAL MEASURES

Under SEC Regulation G, public companies making disclosures containing financial measures that are not in accordance with GAAP must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure, as well as a statement of the company’s reasons for utilizing the non-GAAP financial measure. The SEC has exempted from the definition of non-GAAP financial measures certain commonly used financial measures that are not based on GAAP. However, three non-GAAP financial measures commonly used by financial institutions, namely tax-equivalent net interest income and tax-equivalent net interest margin (as presented in the tables in the section labeled Interest Income Versus Interest Expense (Net Interest Income)) and core earnings (as defined and discussed in the Results of Operations section), have not been specifically exempted by the SEC, and may therefore constitute non-GAAP financial measures under Regulation G. We are unable to state with certainty whether the SEC would regard those measures as subject to Regulation G.

Management believes that these non-GAAP financial measures are useful in evaluating the Company’s financial performance and facilitate comparisons with the performance of other financial institutions. However, that information should be considered supplemental in nature and not as a substitute for related financial information prepared in accordance with GAAP.

OVERVIEW

The Company’s consolidated assets on March 31, 2018 were $665,971,750, a decrease of $1,073,845, or 0.2%, from December 31, 2017 and an increase of $23,071,700, or 3.6%, from March 31, 2017. Net loans increased $1,276,379, or 0.2%, since December 31, 2017 and $18,236,492, or 3.8%, since March 31, 2017. The year over year increase in the loan portfolio is primarily attributable to growth in commercial loans and was funded primarily through an increase in deposit accounts.

Total deposits decreased $2,405,434, or 0.4%, since December 31, 2017 with decreases in checking accounts of $8,753,237 and $9,150,758 in time deposits, partially offset by increases in money markets accounts of $13,486,741, or 14.4% and savings accounts of $2,011,820, or 2.1%. In the year over year comparison, deposits increased $25,809,848, or 4.9%. Core deposits saw increases in all areas in the year over year comparison, with the most significant increase noted in money market accounts. These increases resulted in less reliance on borrowed funds, with a decrease of $8,000,000 year over year.

Interest income increased $620,445, or 10.1%, for the first quarter of 2018 compared to the same quarter in 2017. Interest expense increased $134,338, or 18.3%, for the first quarter of 2018 compared to the same quarter in 2017. The increase in interest income year over year is partly due to the higher average loan balances, which exceeded the prior year by $21.3 million, or 4.4%, as well as the recent increases in short-term rates. The increase in short term rates is also starting to put upward pressure on interest rates paid on deposit accounts. The rate increase, coupled with the increase in interest-bearing deposit account balances, resulted in an increase in interest paid on deposit accounts of $149,274 year over year. This was partially offset by a decrease in interest paid on borrowed funds of $44,752 as the growth in deposits permitted the Company to rely less on wholesale funds during the first quarter of 2018 versus the 2017 comparison period.

Net interest income after the provision for loan losses improved by $456,107, or 8.7%, for the first quarter of 2018 compared to the same quarter in 2017. The charge to income for the provision for loan losses increased $30,000, or 20.0%, compared to the same period last year, in part to accommodate a projected increase in the loan portfolio, year over year. Please refer to the ALL and provisions discussion in the Credit Risk section for more information.

Net income for the first quarter of 2018 was $1,982,543, an increase of $568,327, or 40.2%, over net income of $1,414,216 for the first quarter of 2017. As stated above, net interest income contributed significantly to the Company’s increase in earnings. An increase in non-interest income of $25,452, or 1.9%, for the quarter is noted, while total non-interest expense remained virtually unchanged between the quarters. Please refer to the Non-interest Income and Expense sections for more information.

On March 31, 2018, the Company completed a partial redemption of its outstanding Series A non-cumulative perpetual preferred stock. Five shares were redeemed at par, at an aggregate redemption price of $500,000, plus accrued dividends. The financial statements and capital sections of this report reflect the redemption.

On March 14, 2018, the Company's Board declared a quarterly cash dividend of $0.17 per common share, payable on May 1, 2018 to shareholders of record on April 15, 2018. The Company is focused on increasing the profitability of the balance sheet, and prudently managing operating expenses and risk, particularly credit risk, in order to remain a well-capitalized bank in this challenging interest rate environment.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are fundamental to understanding the Company’s results of operations and financial condition because they require management to use estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results. These policies are considered by management to be critical because they require subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The Company’s critical accounting policies govern:

● the ALL;
● OREO;
● valuation of residential MSRs;
● OTTI of investment securities; and
● the carrying value of goodwill.

These policies are described further in the Company’s 2017 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. There were no material changes during the first three months of 2018 in the Company’s critical accounting policies.

RESULTS OF OPERATIONS

Net income for the first quarter of 2018 was $1,982,543 or $0.38 per common share, compared to $1,414,216 or $0.27 per common share for the same quarter of 2017. Core earnings (net interest income) for the first quarter of 2018 increased $486,107, or 9.0% compared to the same quarter in 2017. The loan mix continued to shift in favor of higher yielding commercial loans, while the deposit mix experienced an increase in lower cost non-maturity deposits, both of which have benefitted the Company’s net interest income. Interest paid on deposits, which is the major component of total interest expense, increased $149,274, or 27.8%, for the first quarter of 2018 compared to the same quarter of 2017, reflecting the increases in short term rates and higher interest-bearing deposit balances. The recent increases in prime rate also had an impact on the interest paid on the junior subordinated debentures, contributing to the increase in interest expense, year over year. The Company recorded a provision for loan losses of $180,000 for the first quarter of 2018 and $150,000 for the same period in 2017. Non-interest income increased $25,452, or 1.9%, for the first quarter of 2018 compared to the same quarter of 2017. Non-interest expense remained virtually unchanged between periods, decreasing $3. The section labeled Non-Interest Income and Non-Interest Expense provides a more detailed discussion on the significant components of these items.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized for the comparison periods.

	Three Months Ended March 31,
	2018	2017

Return on Average Assets	1.22%	0.90%
Return on Average Equity	13.80%	10.47%

The following table summarizes the earnings performance and certain balance sheet data of the Company for the periods presented.

SELECTED FINANCIAL DATA (Unaudited)

	March 31,	December 31,	March 31,
	2018	2017	2017
Balance Sheet Data
Net loans	$499,021,582	$497,745,203	$480,785,090
Total assets	665,971,750	667,045,595	642,900,050
Total deposits	558,229,546	560,634,980	532,419,698
Borrowed funds	3,550,000	3,550,000	11,550,000
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Total liabilities	607,662,929	609,109,741	587,712,619
Total shareholders' equity	58,308,821	57,935,854	55,187,431

Book value per common share outstanding	$10.99	$10.84	$10.39

	Three Months Ended March 31,
	2018	2017
Operating Data
Total interest income	$6,776,838	$6,156,393
Total interest expense	868,749	734,411
Net interest income	5,908,089	5,421,982

Provision for loan losses	180,000	150,000
Net interest income after provision for loan losses	5,728,089	5,271,982

Non-interest income	1,395,670	1,370,218
Non-interest expense	4,731,116	4,731,119
Income before income taxes	2,392,643	1,911,081
Applicable income tax expense(1)	410,100	496,865

Net Income	$1,982,543	$1,414,216

Per Common Share Data
Earnings per common share (2)	$0.38	$0.27
Dividends declared per common share	$0.17	$0.17
Weighted average number of common shares outstanding	5,117,009	5,063,128
Number of common shares outstanding, period end	5,125,557	5,072,976

(1) Applicable income tax expense assumes a 21% and 34% tax rate for 2018 and 2017, respectively.
(2) Computed based on the weighted average number of common shares outstanding during the periods presented.

INTEREST INCOME VERSUS INTEREST EXPENSE (NET INTEREST INCOME)

The largest component of the Company’s operating income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and other sources of funds (i.e. other borrowings). The Company’s level of net interest income can fluctuate over time due to changes in the level and mix of earning assets and sources of funds (volume), and from changes in the yield earned and costs of funds (rate). A portion of the Company’s income from municipal investments is not subject to income taxes. Because the proportion of tax-exempt items in the Company's portfolio varies from year-to-year, to improve comparability of information, the non-taxable income shown in the tables below has been converted to a tax equivalent basis. Because the Company’s corporate tax rate is 21% for 2018 and 34% for previous years, to equalize tax-free and taxable income in the comparison, we divide the tax-free income by 79% for 2018 and 66% for 2017, with the result that every tax-free dollar is equivalent to $1.27 and $1.52, for the two periods respectively, in taxable income.

The Company’s tax-exempt interest income of $310,156 for the three months ended March 31, 2018 and $324,532 for the same period last year, was derived from municipal investments, which comprised the entire HTM portfolio of $47,899,857 at March 31, 2018, and $53,879,934 at March 31, 2017.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the comparison periods presented.

	Three Months Ended March 31,
	2018	2017

Net interest income as presented	$5,908,089	$5,421,982
Effect of tax-exempt income	82,447	167,183
Net interest income, tax equivalent	$5,990,536	$5,589,165

The following tables present average interest-earning assets and average interest-bearing liabilities supporting earning assets. Interest income (excluding interest on non-accrual loans) and interest expense are both expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented, utilizing an effective tax rate of 21% for the first quarter of 2018 and 34% for the 2017 comparison period.

	Three Months Ended March 31,
		2018			2017
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$506,584,535	$6,140,544	4.92%	$485,288,232	$5,616,867	4.69%
Taxable investment securities	38,262,697	202,885	2.15%	34,053,569	151,726	1.81%
Tax-exempt investment securities	47,781,155	392,603	3.33%	51,957,649	491,715	3.84%
Sweep and interest-earning accounts	21,358,685	94,401	1.79%	14,043,904	30,433	0.88%
Other investments (2)	2,108,650	28,852	5.55%	3,021,923	32,835	4.41%
	$616,077,722	$6,859,285	4.52%	$588,365,277	$6,323,576	4.36%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$125,066,219	$102,132	0.33%	$115,735,842	$57,213	0.20%
Money market accounts	104,032,828	277,675	1.08%	84,633,510	203,898	0.98%
Savings deposits	97,240,882	30,306	0.13%	92,565,385	28,425	0.12%
Time deposits	113,651,692	276,950	0.99%	118,947,370	248,253	0.85%
Borrowed funds	3,551,333	16	0.00%	21,773,444	42,688	0.80%
Repurchase agreements	29,745,775	31,206	0.43%	29,419,726	21,527	0.30%
Capital lease obligations	363,353	7,467	8.22%	467,557	9,547	8.17%
Junior subordinated debentures	12,887,000	142,997	4.50%	12,887,000	122,860	3.87%
	$486,539,082	$868,749	0.72%	$476,429,834	$734,411	0.63%

Net interest income		$5,990,536			$5,589,165
Net interest spread (3)			3.80%			3.73%
Net interest margin (4)			3.94%			3.85%

(1) Included in gross loans are non-accrual loans with an average balance of $3,309,117 and $2,535,919 for the three months ended March 31, 2018 and 2017, respectively. Loans are stated before deduction of unearned discount and allowance for loan losses, less loans held-for-sale.
(2) Included in other investments is the Company’s FHLBB Stock with average balances of $1,115,500 and $2,046,773 respectively, and a dividend rate of approximately 5.66% and 4.02%, respectively, for the first three months of
2018 and 2017, respectively.
(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three-month period ended March 31, 2018 increased 4.7% compared to the same period last year. Average yield on interest-earning assets for the first quarter increased 16 bps, to 4.52%, compared to 4.36% for the same period last year.

The average volume of loans increased over the three-month comparison period of 2018 versus 2017, by 4.4%, while the average yield on loans increased 23 bps for the first quarter, to 4.92%, compared to 4.69% for the first quarter of 2017. This increase was due to a combination of the steadily increasing federal funds rate over the periods noted, and a shift in asset mix toward commercial loans; however, this has been partially offset by continued pressure on medium term (5-10 year) fixed rates. Interest earned on the loan portfolio as a percentage of total interest income increased slightly for the first quarter ended March 31, 2018, comprising approximately 89.5% of total interest income versus 88.8%, for the same period last year.

The average volume of the taxable investment portfolio (classified as AFS) increased 12.4% during the first quarter of 2018 compared to the same period last year. This increase is due primarily to an effort to continue to incrementally grow the investment portfolio as the balance sheet grows in order to provide additional liquidity and pledge quality assets.  Average yields on the taxable investment portfolio increased 34 bps during the first quarter of 2018 compared to the same period last year, due primarily to rising market rates, as the mix of the portfolio remained relatively stable. The average volume of the tax-exempt portfolio (classified as HTM and consisting of municipal securities) decreased 8.0% during the first quarter of 2018 compared to the same period last year, as competitive pressures for municipal loan and deposit relationships increase and market pricing has not yet fully reflected the effect of lower federal interest rates due to the 2017 Tax Act. The average tax-equivalent yield on the tax-exempt portfolio decreased 51 bps during the first quarter of 2018 compared to the same period last year, due to the effect of the lower tax rate on the existing tax-exempt portfolio.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest-bearing account at the FRBB and two correspondent banks, increased 52.1% during the three-month period ended March 31, 2018 compared to the same period last year, and the average yield on these funds increased 91 bps. This increase in volume is attributable to a higher balance of cash periodically held on hand in anticipation of funding loan growth and other liquidity needs. The increase in rate is directly related to the increases in the fed funds rate.

The average volume of interest-bearing liabilities for the three-month period ended March 31, 2018 increased 2.1% compared to the same period last year. The average rate paid on interest-bearing liabilities increased nine bps during the first quarter of 2018 compared to the same period last year.

The average volume of interest-bearing transaction accounts increased 8.1% during the first quarter of 2018, compared to the same period last year, and the average rate paid on these accounts increased 13 bps. The average volume of money market accounts increased 22.9% during the three-month period ended March 31, 2018 compared to the same period in 2017, and the average rate paid on these deposits increased 10 bps during the first quarter of 2018 comparison period. The average volume of savings accounts increased by 5.1% for the three-month comparison period of 2018 versus 2017. Some of the increase is due to the continued shift in product mix from retail time deposits to savings accounts as consumers anticipate higher rates in the near future. Compared to the same period in 2017, the average volume of retail time deposits decreased 3.8% during the first quarter, while the average volume of wholesale time deposits decreased 7.7%. Following the most recent increase in short term rates, there has been more pressure for higher rates from the more rate sensitive deposit holders and the local market is now showing signs of a willingness to pay higher rates on deposit products. While the Company relied less on wholesale time deposits during this reporting period, the brokered deposit market is still considered a beneficial source of funding to help smooth out the fluctuations in core deposit balances without the need to disrupt deposit pricing in the Company’s local markets. These funds can be obtained relatively quickly on an as-needed basis, making them a valuable alternative to traditional term borrowings from the FHLBB.

The average volume of borrowed funds decreased 83.7% for the three-month comparison period of 2018 versus 2017. The average rate paid on these borrowings decreased 80 bps for the three-month period as compared to 2017. The average volume of repurchase agreements increased 1.1% for three-month period ended March 31, 2018, compared to the same period in 2017, while the average rate paid on repurchase agreements increased 13 bps during the three-month period ended March 31, 2018, compared to the same period in 2017.

Between the three month periods ended March 31, 2018 and 2017, the average yield on interest-earning assets increased 16 bps, while the average rate paid on interest-bearing liabilities increased nine bps. Net interest spread for the first quarter of 2018 was 3.80%, an increase of seven bps from 3.73% for the same period in 2017. Net interest margin increased nine bps during the first quarter of 2018 to 3.94%, compared to 3.85% for the first quarter of 2017.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2018 and 2017 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

Changes in Interest Income and Interest Expense

	Three Months Ended March 31,
	Variance	Variance
	Due to	Due to	Total
	Rate (1)(2)	Volume (1)(2)	Variance
Average Interest-Earning Assets
Loans	$277,398	$246,279	$523,677
Taxable investment securities	32,374	18,785	51,159
Tax-exempt investment securities	(64,819)	(34,293)	(99,112)
Sweep and interest-earning accounts	13,677	14,249	27,926
Other investments	62,278	(30,219)	32,059
	$320,908	$214,801	$535,709

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$40,318	$4,601	$44,919
Money market accounts	26,900	46,877	73,777
Savings deposits	498	1,383	1,881
Time deposits	41,624	(12,927)	28,697
Borrowed funds	(42,672)	0	(42,672)
Repurchase agreements	9,438	241	9,679
Capital lease obligations	32	(2,112)	(2,080)
Junior subordinated debentures	20,137	0	20,137
	$96,275	$38,063	$134,338

Changes in net interest income	$224,633	$176,738	$401,371

(1) Items which have shown a year-to-year increase in volume have variances allocated as follows:
Variance due to rate = Change in rate x new volume
Variance due to volume = Change in volume x old rate
Items which have shown a year-to-year decrease in volume have variances allocated as follows:
Variance due to rate = Change in rate x old volume
Variances due to volume = Change in volume x new rate
(2) Tax equivalent interest income is calculated utilizing an effective tax rate of 21% for 2018 and 34% for 2017.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented are as follows:

	Three Months Ended
	March 31,		Change
	2018	2017	Income	Percent

Service fees	$770,082	$748,117	$21,965	2.94%
Income from sold loans	183,619	190,295	(6,676)	-3.51%
Other income from loans	212,270	185,617	26,653	14.36%
Net realized (loss) gain on sale of securities AFS	(3,860)	2,130	(5,990)	-281.22%
Income from CFSG Partners	128,183	113,180	15,003	13.26%
SERP fair value adjustment	0	30,114	(30,114)	-100.00%
Other income	105,376	100,765	4,611	4.58%
Total non-interest income	$1,395,670	$1,370,218	$25,452	1.86%

Total non-interest income increased $25,452, or 1.9%, for the first quarter of 2018 versus the same period in 2017, with significant changes noted in the following:

●
Service fees on deposit accounts increased $21,965, or 2.9%, for the first quarter due primarily to an increase in fee income from interchange income.

●
Other income from loans increased $26,653 or 14.4% for the first quarter of 2018 compared to the same period in 2017 due mostly to an increase in commercial loan documentation fees.

●
Income from CFSG Partners increased $15,003, or 13.3%, for the first quarter due to an increase in asset management fees, which are primarily tied to the market value of assets under management.

●
SERP fair value adjustment decreased $30,114, or 100.0%, for the first quarter. The final payment of SERP benefits to the last participant was made on July 1, 2017 and the related asset was liquidated shortly thereafter. There will no longer be an impact to earnings from this line item in future periods.

Non-interest Expense

The components of non-interest expense for the periods presented are as follows:

	Three Months Ended
	March 31,		Change
	2018	2017	Expense	Percent

Salaries and wages	$1,615,386	$1,711,124	$(95,738)	-5.60%
Employee benefits	674,002	641,561	32,441	5.06%
Occupancy expenses, net	674,873	687,433	(12,560)	-1.83%
Other expenses
Service contracts - administrative	125,958	95,008	30,950	32.58%
Marketing expense	138,501	120,506	17,995	14.93%
Audit fees	107,626	76,500	31,126	40.69%
Consultant services	65,083	48,480	16,603	34.25%
Collection & non-accruing loan expense	53,286	3,655	49,631	1357.89%
Amortization of CDI	0	68,175	(68,175)	-100.00%
Other miscellaneous expenses	1,276,401	1,278,677	(2,276)	-0.18%
Total non-interest expense	$4,731,116	$4,731,119	$(3)	0.00%

Total non-interest expense remained virtually unchanged, decreasing $3, or 0%, for the first quarter of 2018 compared to the same period in 2017 with significant changes noted in the following:

●
Salaries and wages decreased as a result of a decrease in the total bonus paid out in the first quarter of 2018 compared to the same period in 2017.

●
Employee benefits increased due to increases in the cost of the employee health insurance plan.

●
Service contracts – administrative increased $30,950 or 32.6% during the first quarter of 2018 compared to the same period in 2017 due to the increasing cost to support information technology and branch infrastructure.

●
Marketing expense increased $17,995, or 14.9%, for the first quarter due to the Company’s strategic decision to enhance marketing efforts, including a shift to television ads from paper and radio and marketing efforts to promote strategic initiatives.

●
Audit fees increased $31,126, or 40.7%, for the first quarter due to increased audit requirements on internal controls over financial reporting.

●
Consultant services increased $16,603, or 34.3%, for the first quarter partly due to a contract with a consultant for technology related projects.

●
Collection & non-accruing loan expense increased $49,631, or 1357.9%, for the first quarter of 2018. The variance in the comparison period is due primarily to non-recurring recovery of expenses of approximately $30,000 in the first quarter of 2017 compared to none in the first quarter of 2018. Expenses on non-performing loans are increasing due to the length of time it takes to go through the foreclosure process.

●
The CDI from the 2007 acquisition of LyndonBank was fully amortized in 2017, accounting for the absence of a CDI amortization expense during the first quarter of 2018, compared to an expense of $68,175 for the same quarter last year.

APPLICABLE INCOME TAXES

The provision for income taxes decreased $86,765, or 17.5%, to $410,100 for the first quarter of 2018 compared to $496,865 for the same period in 2017. This decrease is due primarily to a decrease in the corporate tax rate from 34% to 21% effective January 1, 2018, resulting from passage of the 2017 Tax Act. Income before taxes increased $481,562, or 25.2%, for the first quarter of 2018 compared to the same quarter in 2017. Tax credits related to limited partnerships amounted to $100,140 and $106,599, respectively, for the first quarter of 2018 and 2017.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $94,371 and $105,414, respectively, for the first quarter of 2018 and 2017. These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective yield between 7% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	March 31, 2018		December 31, 2017		March 31, 2017
Assets
Loans	$504,033,558	75.68%	$502,864,651	75.39%	$485,722,245	75.55%
Securities AFS	38,694,065	5.81%	38,450,653	5.76%	33,852,571	5.27%
Securities HTM	47,899,857	7.19%	48,824,965	7.32%	53,879,934	8.38%

Liabilities
Demand deposits	109,656,422	16.47%	117,245,565	17.58%	105,880,429	16.47%
Interest-bearing transaction accounts	131,469,439	19.74%	132,633,533	19.88%	121,953,444	18.97%
Money market accounts	106,878,746	16.05%	93,392,005	14.00%	86,938,154	13.52%
Savings deposits	99,528,104	14.94%	97,516,284	14.62%	96,883,558	15.07%
Time deposits	110,696,835	16.62%	119,847,593	17.97%	120,764,113	18.78%
Short-term advances	0	0.00%	0	0.00%	10,000,000	1.56%
Long-term advances	3,550,000	0.53%	3,550,000	0.53%	1,550,000	0.24%

The Company's total loan portfolio at March 31, 2018 increased $1,168,907, or 0.2%, from December 31, 2017 and $18,311,313, or 3.8%, year over year. AFS securities increased $243,412 or 0.6%, year to date, and $4,841,494, or 14.3%, year over year. HTM securities decreased $925,108 or 1.9%, year to date, and decreased $5,980,077, or 11.1%, year over year. HTM securities consist entirely of investments from the Company’s municipal customers in its service areas. The Company has used maturing securities AFS to fund loan growth in recent periods, which provide an important source of liquidity. Accordingly, management has sought to expand the AFS portfolio in recent periods to keep the Company’s on-balance-sheet liquidity proportional to the overall asset base.

Total deposits decreased $2,405,434, or 0.4%, from December 31, 2017 to March 31, 2018, and an increase of $25,809,848, or 4.9%, is noted year over year. Demand deposits decreased $7,589,143, or 6.5%, year to date and increased $3,775,993, or 3.6% year over year. Business checking accounts account for most of the fluctuations in balances with a decrease in balances of $5,773,133 year to date, and an increase of $5,077,759 year over year. The Company is seeing growth in the business customer base and improvements in financial health of existing business customers. Money market accounts increased $13,486,741, or 14.4%, year to date, and $19,940,592, or 22.9% year over year. Savings deposits increased in both periods, with increases of $2,011,820, or 2.1%, year to date and $2,644,546, or 2.7%, year over year. Time deposits decreased $9,150,758, or 7.6%, year to date and $10,067,278, or 8.3%, year over year. These decreases in part reflected a reduced reliance on brokered time deposits for liquidity funding, resulting in a decrease in brokered time deposits of $8,377,310 for the first quarter of 2018 and $6,285,545 for the same period last year. There were no overnight purchases and short-term advances from the FHLBB at March 31, 2018 and December 31, 2017 and $10,000,000 at March 31, 2017. In addition, there were outstanding long-term advances from the FHLBB of $3,550,000 at March 31, 2018 and December 31, 2017, and $1,550,000 at March 31, 2017.

Interest Rate Risk and Asset and Liability Management - Management actively monitors and manages the Company’s interest rate risk exposure and attempts to structure the balance sheet to maximize net interest income while controlling its exposure to interest rate risk. The Company's ALCO is made up of the Executive Officers and certain Vice Presidents of the Bank representing major business lines. The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity and various business strategies. The ALCO meets at least quarterly to review financial statements, liquidity levels, yields and spreads to better understand, measure, monitor and control the Company’s interest rate risk. In the ALCO process, the committee members apply policy limits set forth in the Asset Liability, Liquidity and Investment policies approved and periodically reviewed by the Company’s Board of Directors. The ALCO's methods for evaluating interest rate risk include an analysis of the effects of interest rate changes on net interest income and an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the entire balance sheet. The ALCO Policy also includes a contingency funding plan to help management prepare for unforeseen liquidity restrictions, including hypothetical severe liquidity crises.

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, thereby impacting NII, the primary component of the Company’s earnings. Fluctuations in interest rates can also have an impact on liquidity. The ALCO uses an outside consultant to perform rate shock simulations to the Company's net interest income, as well as a variety of other analyses. It is the ALCO’s function to provide the assumptions used in the modeling process. Assumptions used in prior period simulation models are regularly tested by comparing projected NII with actual NII. The ALCO utilizes the results of the simulation model to quantify the estimated exposure of NII and liquidity to sustained interest rate changes. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company’s balance sheet. The model also simulates the balance sheet’s sensitivity to a prolonged flat rate environment. All rate scenarios are simulated assuming a parallel shift of the yield curve; however further simulations are performed utilizing non-parallel changes in the yield curve. The results of this sensitivity analysis are compared to the ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 bps shift upward and a 100 bps shift downward in interest rates.

Under the Company’s interest rate sensitivity modeling, with the continued asset sensitive balance sheet, in a rising rate environment NII is expected to trend upward as the short-term asset base (cash and adjustable rate loans) quickly cycle upward while the retail funding base (deposits) lags the market. If rates paid on deposits have to be increased more and/or more quickly than projected, the expected benefit to rising rates would be reduced. In a falling rate environment, NII is expected to trend slightly downward compared with the current rate environment scenario for the first year of the simulation as asset yield erosion is not fully offset by decreasing funding costs. Thereafter, net interest income is projected to experience sustained downward pressure as funding costs reach their assumed floors and asset yields continue to reprice into the lower rate environment. The recent increases in the federal funds rate have generated a positive impact to the Company’s NII as variable rate loans reprice; however the behavior of the long end of the yield curve will also be very important to the Company’s margins going forward, as funding costs continue to rise and the long end remains relatively anchored.

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning March 31, 2018:

Rate Change	Percent Change in NII

Down 100 bps	-3.0%
Up 200 bps	3.7%

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

Residential mortgages represent 42.0% of the Company’s loan balances; that level has been on a gradual decline in recent years, with a strategic shift to commercial lending. The Company maintains a mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by PMI. A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. Junior lien home equity products make up 21.5% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

Consistent with the strategic focus on commercial lending, commercial and CRE loan demand continued through 2017 with the funding of construction projects and draws on lines of credit. Commercial loan balances held steady into the first quarter of 2018 with some seasonal low balances on lines of credit offset by new loan and line originations. The first quarter of 2018 increase in CRE loans was driven by a combination of construction draws and new CRE term loans. Commercial and commercial real estate loans together comprised 57.0% of the Company’s loan portfolio at March 31, 2018, 56.5% at December 31, 2017 and March 30, 2017. The increase in the absolute and relative size of the commercial loan portfolio has also increased geographic diversification, with much of the growth in commercial loans occurring along the I-89 corridor from White River Junction through Chittenden County.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	March 31, 2018		December 31, 2017		March 31, 2017

Commercial & industrial	$76,968,888	15.27%	$77,110,747	15.33%	$69,064,985	14.22%
Commercial real estate	210,135,736	41.69%	207,044,227	41.17%	205,140,487	42.23%
Residential real estate - 1st lien	166,435,383	33.02%	168,184,135	33.45%	162,929,247	33.54%
Residential real estate - Jr lien	45,459,718	9.02%	45,256,862	9.00%	41,820,775	8.61%
Consumer	5,033,833	1.00%	5,268,680	1.05%	6,766,751	1.39%
Total loans	504,033,558	100.00%	502,864,651	100.00%	485,722,245	99.99%
Deduct (add):
Allowance for loan losses	5,341,220		5,438,099		5,258,440
Deferred net loan costs	(329,244)		(318,651)		(321,285)
Net loans	$499,021,582		$497,745,203		$480,785,090

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD. At March 31, 2018, the Company had $26,352,548 in guaranteed loans with guaranteed balances of $19,700,578, compared to $25,457,081 in guaranteed loans with guaranteed balances of $19,101,965 at December 31, 2017 and $23,376,997 in guaranteed loans with guaranteed balances of $17,250,407 at March 31, 2017.

The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure. Commercial & industrial and CRE loans are generally placed on non-accrual status when there is deterioration in the financial position of the borrower, payment in full of principal and interest is not expected, and/or principal or interest has been in default for 90 days or more. However, such a loan need not be placed on non-accrual status if it is both well secured and in the process of collection. Residential mortgages and home equity loans are considered for non-accrual status at 90 days past due and are evaluated on a case-by-case basis. The Company obtains current property appraisals or market value analyses and considers the cost to carry and sell collateral in order to assess the level of specific allocations required. Consumer loans are generally not placed in non-accrual but are charged off by the time they reach 120 days past due. When a loan is placed in non-accrual status, the Company reverses the accrued interest against current period income and discontinues the accrual of interest until the borrower clearly demonstrates the ability and intention to resume normal payments, typically demonstrated by regular timely payments for a period of not less than six months. Interest payments received on non-accrual or impaired loans are generally applied as a reduction of the loan book balance.

The Company’s non-performing assets decreased $121,743, or 2.6%, during the first three months of 2018. Reductions in past due residential mortgages were in part offset by one CRE loan relationship moving into non-accrual status. Claims receivable on related government guarantees were $170,771 at March 31, 2018 compared to $6,771 at December 31, 2017 and $27,542 at March 31, 2017, with numerous RD and SBA claims settled and paid throughout 2017, and two new claims pending settlement in 2018. Non-performing loans as of March 31, 2018 carried RD and SBA guarantees totaling $302,298, compared to $59,617 at December 31, 2017 and $201,395 at March 31, 2017.

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	March 31, 2018		December 31, 2017		March 31, 2017

Loans past due 90 days or more
and still accruing (1)
Commercial & industrial	$8,207	0.18%	$0	0.00%	$0	0.00%
Residential real estate - 1st lien	466,704	10.35%	1,249,241	26.97%	668,569	17.91%
Residential real estate - Jr lien	113,578	2.52%	0	0.00%	27,905	0.75%
Consumer	0	0.00%	1,484	0.03%	1,903	0.05%
	588,489	13.05%	1,250,725	27.00%	698,377	18.71%

Non-accrual loans (1)
Commercial & industrial	185,012	4.11%	98,806	2.14%	135,379	3.62%
Commercial real estate	1,588,084	35.21%	1,065,385	23.00%	744,989	19.96%
Residential real estate - 1st lien	1,518,759	33.68%	1,585,473	34.23%	1,148,848	30.78%
Residential real estate - Jr lien	345,214	7.65%	346,912	7.49%	442,960	11.87%
	3,637,069	80.65%	3,096,576	66.86%	2,472,176	66.23%

Other real estate owned	284,235	6.30%	284,235	6.14%	561,979	15.06%

	$4,509,793	100.00%	$4,631,536	100.00%	$3,732,532	100.00%

(1) No consumer loans were in non-accrual status as of the consolidated balance sheet dates. In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due.

The Company’s OREO portfolio consisted of one residential property and one commercial property at March 31, 2018 and December 31, 2017 and two residential properties and two commercial properties at March 31, 2017. The residential properties were acquired through the normal foreclosure process. The Company took control of the commercial property in 2017, which failed to sell at auction in May 2017 and is listed for sale.

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

The non-performing assets in the table above include the following TDRs that were past due 90 days or more or in non-accrual status as of the dates presented:

	March 31, 2018		December 31, 2017		March 31, 2017
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance

Commercial & industrial	1	$24,685	1	$24,685	2	$135,379
Commercial real estate	4	590,239	3	531,117	2	346,444
Residential real estate - 1st lien	7	689,696	7	412,134	8	457,430
Residential real estate - Jr lien	0	0	0	0	2	113,064
	12	$1,304,620	11	$967,937	14	$1,052,317

The remaining TDRs were performing in accordance with their modified terms as of the dates presented and consisted of the following:

	March 31, 2018		December 31, 2017		March 31, 2017
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance

Commercial real estate	1	$110,232	2	$308,460	5	$1,329,461
Residential real estate - 1st lien	56	3,038,209	54	2,837,572	29	2,695,521
Residential real estate - Jr lien	1	8,151	1	8,358	2	63,713
	58	$3,156,593	57	$3,154,389	36	$4,088,695

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

The following table summarizes the Company's loan loss experience for the periods presented:

	As of or Three Months Ended March 31,
	2018	2017

Loans outstanding, end of period	$504,033,558	$485,722,245
Average loans outstanding during period	$506,584,535	$485,288,232
Non-accruing loans, end of period	$3,637,069	$2,472,176
Non-accruing loans, net of government guarantees	$3,334,771	$2,334,256

Allowance, beginning of period	$5,438,099	$5,278,445
Loans charged off:
Commercial & industrial	(88,894)	(21,024)
Commercial real estate	(121,000)	(160,207)
Residential real estate - 1st lien	(33,072)	(4,735)
Residential real estate - Jr lien	(24,000)	0
Consumer loans	(33,630)	(5,441)
Total loans charged off	(300,596)	(191,407)
Recoveries(1):
Commercial & industrial	5,014	7,141
Residential real estate - 1st lien	8,858	6,236
Residential real estate - Jr lien	435	60
Consumer loans	9,410	7,965
Total recoveries	23,717	21,402
Net loans charged off	(276,879)	(170,005)
Provision charged to income	180,000	150,000
Allowance, end of period	$5,341,220	$5,258,440

Net charge offs to average loans outstanding	0.055%	0.035%
Provision charged to income as a percent of average loans	0.036%	0.031%
Allowance to average loans outstanding	1.054%	1.084%
Allowance to non-accruing loans	146.855%	212.705%
Allowance to non-accruing loans net of government guarantees	160.168%	225.273%

(1) There were no commercial real estate recoveries during the periods presented.

The provision increased $30,000, or 20.0%, for the first three months of 2018 compared to the same period in 2017. The higher 2018 budgeted provision level is intended to support continued growth in the Company’s loan portfolio and to compensate for loan charge off activity. The first quarter 2018 provision supported higher losses driven by one particular CRE charge off and two commercial loan relationship charge offs. The reserve requirement remained relatively unchanged with a reduction in specific reserves as a result of those charge offs, a drop in unguaranteed pooled loan balances at quarter-end, along with improvement in some qualitative factor adjustments.

The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

The first quarter ALL analysis shows the reserve balance of $5,341,220 at March 31, 2018 is sufficient in management’s view to cover losses that are probable and estimable, with an unallocated reserve of $266,601 compared to $267,551 at December 31, 2017. The reserve balance and unallocated amount continue to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite. The portion of the ALL termed "unallocated" is established to absorb inherent losses that exist as of the measurement date although not specifically identified through management's process for estimating credit losses. While the ALL is described as consisting of separate allocated portions, the entire ALL is available to support loan losses, regardless of category. Unallocated reserves are considered by management to be appropriate in light of the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and commercial real estate loans and the risk associated with the relatively new, unseasoned loans in those portfolios. The adequacy of the ALL is reviewed quarterly by the risk management committee of the Board of Directors and then presented to the full Board of Directors for approval.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first three months of 2018, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

The Company generally requires collateral or other security to support financial instruments with credit risk. The Company's financial instruments whose contract amount represents credit risk were as follows:

	Contract or Notional Amount
	March 31,	December 31,
	2018	2017

Unused portions of home equity lines of credit	$29,929,397	$29,529,411
Residential construction lines of credit	1,071,732	3,767,168
Commercial real estate and other construction lines of credit	30,254,454	27,315,198
Commercial and industrial commitments	40,121,861	38,369,010
Other commitments to extend credit	49,083,636	48,233,850
Standby letters of credit and commercial letters of credit	1,463,759	1,939,759
Recourse on sale of credit card portfolio	301,180	302,775
MPF credit enhancement obligation, net of liability recorded	634,575	634,340

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the CDARS program provide an alternative funding source when needed. Such deposits are generally considered a form of brokered deposits.  At March 31, 2018, the Company had one-way CDARS outstanding totaling $6,612,232 compared to $12,258,265 at December 31, 2017 and $5,000,000 at March 31, 2017. In addition, two-way CDARS deposits, as well as reciprocal ICS money market and demand deposits allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other participating FDIC-insured financial institutions. At March 31, 2018, the Company reported $2,826,523 in two-way CDARS deposits, representing exchanged deposits with other CDARS participating banks, compared to $2,817,715 at December 31, 2017 and $3,053,119 at March 31, 2017. The balance in ICS reciprocal money market deposits was $19,627,786 at March 31, 2018, compared to $17,137,985 at December 31, 2017 and $13,978,066 at March 31, 2017, and the balance in ICS reciprocal demand deposits as of those dates was $10,090,723, $9,951,078 and $5,239,185, respectively.

At March 31, 2018, December 31, 2017 and March 31, 2017, borrowing capacity of $108,237,681, $109,726,508 and $65,193,219, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits. During the second quarter of 2017, the Company began pledging residential mortgage loans in a detail listing instead of a summary listing, and also began pledging qualifying multifamily and other commercial real estate loans, accounting for the increase in the portfolio of qualifying loans for the first quarter of 2018 compared to the same period in 2017. The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods. Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	March 31,	December 31,	March 31,
	2018	2017	2017
Long-Term Advances(1)
FHLBB term advance, 0.00%, due February 26, 2021	$350,000	$350,000	$350,000
FHLBB term advance, 0.00%, due November 22, 2021	1,000,000	1,000,000	1,000,000
FHLBB term advance, 0.00%, due June 09, 2022	2,000,000	2,000,000	0
FHLBB term advance, 0.00%, due September 22, 2023	200,000	200,000	200,000
	3,550,000	3,550,000	1,550,000

Short-Term Advances
FHLBB term advance 0.92% fixed rate, due June 14, 2017	0	0	10,000,000
	$3,550,000	$3,550,000	$11,550,000

(1)
The Company has borrowed a total of $3,550,000 under the FHLBB’s JNE program, a program dedicated to supporting job growth and economic development throughout New England. The FHLBB is providing a subsidy, funded by the FHLBB’s earnings, to write down interest rates to zero percent on advances that finance qualifying loans to small businesses. JNE advances must support small business in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities.

The Company has a BIC arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available credit line of $44,930,988, $45,305,894, and $48,061,944, respectively, at March 31, 2018, December 31, 2017 and March 31, 2017. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 225 bps. The Company had no outstanding advances against this credit line during any of the periods presented.

The Company has unsecured lines of credit with three correspondent banks with aggregate available borrowing capacity totaling $12,500,000 as of March 31, 2018, December 31, 2017 and March 31, 2017. There were no outstanding advances against any of these lines during any of the respective comparison periods.

Securities sold under agreements to repurchase provide another funding source for the Company. At March 31, 2018, December 31, 2017 and March 31, 2017, the Company had outstanding repurchase agreement balances of $30,246,926, $28,647,848 and $27,747,451, respectively. These repurchase agreements mature and are repriced daily.

The following table illustrates the changes in shareholders' equity from December 31, 2017 to March 31, 2018, including a partial redemption of the Company’s Series A non-cumulative perpetual preferred stock, effective March 31, 2018:

Balance at December 31, 2017 (book value $10.84 per common share)	$57,935,854
Net income	1,982,543
Issuance of stock through the DRIP	240,553
Redemption of preferred stock	(500,000)
Dividends declared on common stock	(869,128)
Dividends declared on preferred stock	(28,125)
Unrealized loss on securities AFS during the period, net of tax	(452,876)
Balance at March 31, 2018 (book value $10.99 per common share)	$58,308,821

The primary objective of the Company’s capital planning process is to balance appropriately the retention of capital to support operations and future growth, with the goal of providing shareholders an attractive return on their investment. To that end, management monitors capital retention and dividend policies on an ongoing basis.

As described in more detail in the Company’s 2017 Annual Report on Form 10-K in Note 20 to the audited consolidated financial statements contained therein and under the caption “LIQUIDITY AND CAPITAL RESOURCES” in the MD&A section of such report, the Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies pursuant to which they must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5% of risk-weighted assets. A banking organization with a conservation buffer of less than 2.5% (or the required phase-in amount in years prior to 2019) is subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The Company’s and the Bank’s capital conservation buffer was 6.06% and 5.96%, respectively, at March 31, 2018. As of March 31, 2018, both the Company and the Bank exceeded the required capital conservation buffer of 1.25% and on a pro forma basis would be compliant with the fully phased-in capital conservation buffer requirement.

As of March 31, 2018, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded applicable consolidated regulatory guidelines for capital adequacy.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as applicable regulatory capital requirements, as of the dates indicated.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions(1):
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2018

Common equity tier 1 capital
(to risk-weighted assets)
Company	$60,349	12.91%	$21,034	4.50%	N/A	N/A
Bank	$59,820	12.81%	$21,015	4.50%	$30,355	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$60,349	12.91%	$28,046	6.00%	N/A	N/A
Bank	$59,820	12.81%	$28,020	6.00%	$37,360	8.00%

Total capital (to risk-weighted assets)
Company	$65,734	14.06%	$37,394	8.00%	N/A	N/A
Bank	$65,205	13.96%	$37,360	8.00%	$46,700	10.00%

Tier 1 capital (to average assets)
Company	$60,349	9.34%	$25,853	4.00%	N/A	N/A
Bank	$59,820	9.26%	$25,835	4.00%	$32,294	5.00%

December 31, 2017:

Common equity tier 1 capital
(to risk-weighted assets)
Company	$59,523	12.75%	$21,003	4.50%	N/A	N/A
Bank	$58,920	12.64%	$20,972	4.50%	$30,293	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$59,523	12.75%	$28,004	6.00%	N/A	N/A
Bank	$58,920	12.64%	$27,963	6.00%	$37,284	8.00%

Total capital (to risk-weighted assets)
Company	$65,005	13.93%	$37,338	8.00%	N/A	N/A
Bank	$64,401	13.82%	$37,284	8.00%	$46,605	10.00%

Tier 1 capital (to average assets)
Company	$59,523	9.05%	$26,304	4.00%	N/A	N/A
Bank	$58,920	8.97%	$26,279	4.00%	$32,849	5.00%

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's management of the credit, liquidity and market risk inherent in its business operations is discussed in Part 1, Item 2 of this report under the captions "CHANGES IN FINANCIAL CONDITION", “COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS” and “LIQUIDITY & CAPITAL RESOURCES”, which are incorporated herein by reference. Management does not believe that there have been any material changes in the nature or categories of the Company's risk exposures from those disclosed in the Company’s 2017 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. As of March 31, 2018, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of March 31, 2018 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, the Company and its subsidiary are involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

ITEM 1A. Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2017, continue to represent the most significant risks to the Company's future results of operations and financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended March 31, 2018, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)(2)	Per Share

January 1 - January 31	0	$0.00
February 1 – February 28	0	0.00
March 1 - March 31	5,411	17.50
Total	5,411	$17.50

(1)  All 5,411 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2)  Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's DRIP.

ITEM 6. Exhibits

The following exhibits are filed with this report:

Exhibit 31.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101--The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three month interim periods ended March 31, 2018 and 2017, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: May 10, 2018	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: May 10, 2018	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Exhibit 101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three month interim periods ended March 31, 2018 and 2017, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.