Form 10-Q
period 2018-06-30
COMMUNITY BANCORP /VT
filed 2018-08-09
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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
YES (  )     NO(X)

At August 03, 2018, there were 5,141,766 shares outstanding of the Corporation's common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for Community Bancorp. and Subsidiary, "the Company".

Community Bancorp. and Subsidiary	June 30,	December 31,	June 30,
Consolidated Balance Sheets	2018	2017	2017
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$19,669,010	$10,690,396	$21,659,982
Federal funds sold and overnight deposits	9,140,793	31,963,105	15,365,739
Total cash and cash equivalents	28,809,803	42,653,501	37,025,721
Securities held-to-maturity (fair value $32,292,000 at 06/30/18,
$48,796,000 at 12/31/17 and $37,065,000 at 06/30/17)	32,205,722	48,824,965	36,418,414
Securities available-for-sale	38,760,368	38,450,653	35,634,716
Restricted equity securities, at cost	2,434,050	1,703,650	1,942,550
Loans held-for-sale	0	1,037,287	571,200
Loans	521,091,943	502,864,651	502,772,845
Allowance for loan losses	(5,413,023)	(5,438,099)	(5,374,378)
Deferred net loan costs	345,177	318,651	323,371
Net loans	516,024,097	497,745,203	497,721,838
Bank premises and equipment, net	9,717,004	10,344,177	10,555,451
Accrued interest receivable	1,952,304	2,051,918	1,746,403
Bank owned life insurance	4,767,646	4,721,782	4,673,739
Core deposit intangible	0	0	136,341
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned	364,235	284,235	343,928
Other assets	8,386,276	7,653,955	9,829,772
Total assets	$654,995,774	$667,045,595	$648,174,342
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$112,159,218	$117,245,565	$110,398,464
Interest-bearing transaction accounts	126,164,648	132,633,533	116,869,761
Money market funds	75,983,544	93,392,005	73,279,696
Savings	101,030,190	97,516,284	97,929,768
Time deposits, $250,000 and over	13,728,867	18,909,898	23,808,349
Other time deposits	97,852,444	100,937,695	111,021,241
Total deposits	526,918,911	560,634,980	533,307,279
Borrowed funds	22,550,000	3,550,000	13,550,000
Repurchase agreements	30,294,972	28,647,848	28,862,766
Capital lease obligations	325,441	381,807	435,243
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	2,562,817	3,008,106	3,014,740
Total liabilities	595,539,141	609,109,741	592,057,028
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 20 and 25 shares issued and outstanding in 2018 and 2017, respectively
($100,000 liquidation value)	2,000,000	2,500,000	2,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized,
5,350,131 shares issued at 06/30/18, 5,322,320 shares issued
at 12/31/17 and 5,297,753 shares issued at 06/30/17	13,375,328	13,305,800	13,244,383
Additional paid-in capital	32,048,600	31,639,189	31,227,266
Retained earnings	15,477,941	13,387,739	11,809,846
Accumulated other comprehensive loss	(822,459)	(274,097)	(41,404)
Less: treasury stock, at cost; 210,101 shares at 06/30/18,
12/31/17 and 06/30/17	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	59,456,633	57,935,854	56,117,314
Total liabilities and shareholders' equity	$654,995,774	$667,045,595	$648,174,342

Book value per common share outstanding	$11.18	$10.84	$10.54

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary	Three Months Ended June 30,
Consolidated Statements of Income	2018	2017
(Unaudited)
Interest income
Interest and fees on loans	$6,387,493	$5,875,766
Interest on debt securities
Taxable	221,016	164,644
Tax-exempt	312,488	336,197
Dividends	30,857	40,864
Interest on federal funds sold and overnight deposits	77,005	27,366
Total interest income	7,028,859	6,444,837

Interest expense
Interest on deposits	719,389	568,110
Interest on borrowed funds	17,642	28,044
Interest on repurchase agreements	37,641	22,235
Interest on junior subordinated debentures	163,827	131,115
Total interest expense	938,499	749,504

Net interest income	6,090,360	5,695,333
Provision for loan losses	180,000	150,000
Net interest income after provision for loan losses	5,910,360	5,545,333

Non-interest income
Service fees	810,731	772,238
Income from sold loans	190,710	184,072
Other income from loans	198,351	209,288
Net realized (loss) gain on sale of securities AFS	(6,375)	1,270
Other income	496,744	214,863
Total non-interest income	1,690,161	1,381,731

Non-interest expense
Salaries and wages	1,914,616	1,703,751
Employee benefits	722,302	692,418
Occupancy expenses, net	657,596	661,294
Other expenses	1,809,461	1,835,105
Total non-interest expense	5,103,975	4,892,568

Income before income taxes	2,496,546	2,034,496
Income tax expense	493,892	534,983
Net income	$2,002,654	$1,499,513

Earnings per common share	$0.39	$0.29
Weighted average number of common shares
used in computing earnings per share	5,130,809	5,077,698
Dividends declared per common share	$0.19	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary	Six Months Ended June 30,
Consolidated Statements of Income	2018	2017
(Unaudited)
Interest income
Interest and fees on loans	$12,528,037	$11,492,633
Interest on debt securities
Taxable	423,901	316,370
Tax-exempt	622,644	660,729
Dividends	59,548	76,660
Interest on federal funds sold and overnight deposits	171,567	54,838
Total interest income	13,805,697	12,601,230

Interest expense
Interest on deposits	1,406,451	1,105,899
Interest on borrowed funds	25,125	80,279
Interest on repurchase agreements	68,847	43,762
Interest on junior subordinated debentures	306,824	253,975
Total interest expense	1,807,247	1,483,915

Net interest income	11,998,450	11,117,315
Provision for loan losses	360,000	300,000
Net interest income after provision for loan losses	11,638,450	10,817,315

Non-interest income
Service fees	1,580,813	1,520,355
Income from sold loans	374,329	374,367
Other income from loans	410,621	394,905
Net realized (loss) gain on sale of securities AFS	(10,236)	3,400
Other income	730,304	458,922
Total non-interest income	3,085,831	2,751,949

Non-interest expense
Salaries and wages	3,530,002	3,414,875
Employee benefits	1,396,304	1,333,979
Occupancy expenses, net	1,332,470	1,348,727
Other expenses	3,576,316	3,526,106
Total non-interest expense	9,835,092	9,623,687

Income before income taxes	4,889,189	3,945,577
Income tax expense	903,992	1,031,848
Net income	$3,985,197	$2,913,729

Earnings per common share	$0.77	$0.57
Weighted average number of common shares
used in computing earnings per share	5,123,947	5,070,453
Dividends declared per common share	$0.36	$0.34

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended June 30,
	2018	2017

Net income	$2,002,654	$1,499,513

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gain on securities AFS arising during the period	(127,242)	95,682
Reclassification adjustment for loss (gain) realized in income	6,375	(1,270)
Unrealized (loss) gain during the period	(120,867)	94,412
Tax effect	25,385	(32,100)
Other comprehensive (loss) income, net of tax	(95,482)	62,312
Total comprehensive income	$1,907,172	$1,561,825

	Six Months Ended June 30,
	2018	2017

Net income	$3,985,197	$2,913,729

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gain on securities AFS arising during the period	(704,367)	78,212
Reclassification adjustment for loss (gain) realized in income	10,236	(3,400)
Unrealized (loss) gain during the period	(694,131)	74,812
Tax effect	145,769	(25,437)
Other comprehensive (loss) income, net of tax	(548,362)	49,375
Total comprehensive income	$3,436,835	$2,963,104

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six Months Ended June 30,
	2018	2017

Cash Flows from Operating Activities:
Net income	$3,985,197	$2,913,729
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	490,702	512,956
Provision for loan losses	360,000	300,000
Deferred income tax	(76,957)	(216,506)
Loss (gain) on sale of securities AFS	10,236	(3,400)
Gain on sale of loans	(161,899)	(159,123)
(Gain) loss on sale of bank premises and equipment	(264,087)	1,580
Loss on sale of OREO	0	617
Income from CFSG Partners	(270,786)	(198,514)
Amortization of bond premium, net	65,691	56,186
Proceeds from sales of loans held for sale	5,078,916	7,600,841
Originations of loans held for sale	(3,879,730)	(8,012,918)
Increase in taxes payable	82,207	539,738
Decrease in interest receivable	99,614	72,107
Decrease in mortgage servicing rights	49,607	59,454
Increase in other assets	(559,365)	(462,492)
Increase in cash surrender value of BOLI	(45,864)	(48,333)
Amortization of core deposit intangible	0	136,350
Amortization of limited partnerships	188,742	308,616
Increase in unamortized loan costs	(26,526)	(13,241)
(Decrease) increase in interest payable	(6,254)	52,847
Decrease in accrued expenses	(200,085)	(108,774)
Increase (decrease) in other liabilities	36,223	(68,688)
Net cash provided by operating activities	4,955,582	3,263,032

Cash Flows from Investing Activities:
Investments - HTM
Maturities and pay downs	21,333,215	22,418,808
Purchases	(4,713,972)	(8,950,591)
Investments - AFS
Maturities, calls, pay downs and sales	5,187,588	2,324,014
Purchases	(6,267,361)	(4,221,653)
Proceeds from redemption of restricted equity securities	0	813,300
Purchases of restricted equity securities	(730,400)	0
Decrease in limited partnership contributions payable	(380,250)	(27,000)
Increase in loans, net	(18,908,933)	(16,101,325)
Capital expenditures net of proceeds from sales of bank
premises and equipment	400,558	(239,431)
Proceeds from sales of OREO	169,900	383,117
Recoveries of loans charged off	46,665	39,977
Net cash used in investing activities	(3,862,990)	(3,560,784)

	2018	2017

Cash Flows from Financing Activities:
Net (decrease) increase in demand and interest-bearing transaction accounts	(11,555,232)	4,742,597
Net (decrease) increase in money market and savings accounts	(13,894,555)	5,389,989
Net (decrease) increase in time deposits	(8,266,282)	18,439,661
Net increase (decrease) in repurchase agreements	1,647,124	(1,560,429)
Net increase (decrease) in short-term borrowings	21,000,000	(20,000,000)
Proceeds from long-term borrowings	0	2,000,000
Repayments on long-term borrowings	(2,000,000)	0
Decrease in capital lease obligations	(56,366)	(47,918)
Redemption of preferred stock	(500,000)	0
Dividends paid on preferred stock	(51,875)	(48,438)
Dividends paid on common stock	(1,259,104)	(1,206,275)
Net cash (used in) provided by financing activities	(14,936,290)	7,709,187

Net (decrease) increase in cash and cash equivalents	(13,843,698)	7,411,435
Cash and cash equivalents:
Beginning	42,653,501	29,614,286
Ending	$28,809,803	$37,025,721

Supplemental Schedule of Cash Paid During the Period:
Interest	$1,813,501	$1,431,068

Income taxes, net of refunds	$710,000	$400,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized (loss) gain on securities AFS	$(694,131)	$74,812

Loans transferred to OREO	$249,900	$333,662

Common Shares Dividends Paid:
Dividends declared	$1,843,120	$1,722,227
Increase in dividends payable attributable to dividends declared	(105,077)	(42,594)
Dividends reinvested	(478,939)	(473,358)
	$1,259,104	$1,206,275

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

ABS and OAS:	Asset backed or other amortizing security	FRB:	Federal Reserve Board
AFS:	Available-for-sale	FRBB:	Federal Reserve Bank of Boston
Agency MBS:	MBS issued by a US government agency or GSE	GAAP:	Generally Accepted Accounting Principles in the United States
ALCO:	Asset Liability Committee	GSE	Government sponsored enterprise
ALL:	Allowance for loan losses	HTM:	Held-to-maturity
ASC:	Accounting Standards Codification	ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network
ASU:	Accounting Standards Update	IRS:	Internal Revenue Service
BIC:	Borrower-in-Custody	JNE:	Jobs for New England
Board:	Board of Directors	Jr:	Junior
BOLI	Bank owned life insurance	MBS:	Mortgage-backed security
bp or bps:	Basis point(s)	MPF:	Mortgage Partnership Finance
CBLR:	Community Bank Leverage Ratio	MSRs:	Mortgage servicing rights
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	NII:	Net interest income
CDs:	Certificates of deposit	OCI:	Other comprehensive income (loss)
CDI:	Core deposit intangible	OREO:	Other real estate owned
CECL:	Current Expected Credit Loss	OTTI:	Other-than-temporary impairment
CFSG:	Community Financial Services Group	PMI	Private mortgage insurance
CFSG Partners:	Community Financial Services Partners, LLC	RD:	USDA Rural Development
Company:	Community Bancorp. and Subsidiary	SBA	U.S. Small Business Administration
CRE:	Commercial Real Estate	SEC:	U.S. Securities and Exchange Commission
DRIP:	Dividend Reinvestment Plan	SERP	Supplemental Employee Retirement Plan
Exchange Act:	Securities Exchange Act of 1934	TDR:	Troubled-debt restructuring
FASB:	Financial Accounting Standards Board	USDA:	U.S. Department of Agriculture
FDIC:	Federal Deposit Insurance Corporation	VA:	U.S. Veterans Administration
FHLBB:	Federal Home Loan Bank of Boston	2017 Tax Act:	Tax Cut and Jobs Act of 2017
FHLMC	Federal Home Loan Mortgage Corporation	2018 Regulatory Relief Act:	Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale, which will require that credit losses on those securities be recorded through an allowance for credit losses rather than a write-down. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company is evaluating the impact of the adoption of the ASU on its consolidated financial statements. The ASU may have a material impact on the Company's consolidated financial statements upon adoption as it will require a change in the Company's methodology for calculating its ALL and allowance on unused commitments. The Company will transition from an incurred loss model to an expected loss model, which will likely result in an increase in the ALL upon adoption and may negatively impact the Company’s and the Bank's regulatory capital ratios. Additionally, ASU No. 2016-13 may reduce the carrying value of the Company's HTM investment securities as it will require an allowance for the expected losses over the life of these securities to be recorded upon adoption. The Company has formed a committee to assess the implications of this new pronouncement and transitioned to a software solution for preparing the ALL calculation and related reports that provides the Company with stronger data integrity, ease and efficiency in ALL preparation. The new software solution also provides numerous training opportunities for the appropriate personnel within the Company. The Company has gathered and will analyze the historical data to serve as a basis for estimating the ALL under CECL.

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

In February 2018, FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued to allow a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the 2017 Tax Act to improve the usefulness of information reported to financial statement users. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted for financial statements which have not yet been issued. The Company adopted the ASU for the December 31, 2017 consolidated financial statements. See Note 12 to the audited consolidated financial statements contained in the Company’s December 31, 2017 Annual Report on Form 10-K for more information.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended June 30,	2018	2017

Net income, as reported	$2,002,654	$1,499,513
Less: dividends to preferred shareholders	23,750	25,000
Net income available to common shareholders	$1,978,904	$1,474,513
Weighted average number of common shares
used in calculating earnings per share	5,130,809	5,077,698
Earnings per common share	$0.39	$0.29

Six Months Ended June 30,	2018	2017

Net income, as reported	$3,985,197	$2,913,729
Less: dividends to preferred shareholders	51,875	48,438
Net income available to common shareholders	$3,933,322	$2,865,291
Weighted average number of common shares
used in calculating earnings per share	5,123,947	5,070,453
Earnings per common share	$0.77	$0.57

Note 4.  Investment Securities

Securities AFS and HTM as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

June 30, 2018
U.S. GSE debt securities	$15,017,800	$0	$399,321	$14,618,479
Agency MBS	16,358,655	2,835	490,914	15,870,576
ABS and OAS	1,000,000	0	5,688	994,312
Other investments	7,425,000	0	147,999	7,277,001
	$39,801,455	$2,835	$1,043,922	$38,760,368

December 31, 2017
U.S. GSE debt securities	$17,308,229	$0	$149,487	$17,158,742
Agency MBS	16,782,380	11,144	180,187	16,613,337
Other investments	4,707,000	165	28,591	4,678,574
	$38,797,609	$11,309	$358,265	$38,450,653

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

June 30, 2017
U.S. GSE debt securities	$18,356,415	$14,654	$57,881	$18,313,188
Agency MBS	13,128,034	23,950	73,365	13,078,619
Other investments	4,213,000	31,180	1,271	4,242,909
	$35,697,449	$69,784	$132,517	$35,634,716

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

June 30, 2018
States and political subdivisions	$32,205,722	$338,294	$252,017	$32,292,000

December 31, 2017
States and political subdivisions	$48,824,965	$0	$28,965	$48,796,000

June 30, 2017
States and political subdivisions	$36,418,414	$646,586	$0	$37,065,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

The scheduled maturities of debt securities AFS as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
June 30, 2018
Due from one to five years	$13,982,713	$13,689,583
Due from five to ten years	9,460,087	9,200,209
Agency MBS	16,358,655	15,870,576
	$39,801,455	$38,760,368

December 31, 2017
Due in one year or less	$3,749,956	$3,739,512
Due from one to five years	11,275,824	11,168,065
Due from five to ten years	6,989,449	6,929,739
Agency MBS	16,782,380	16,613,337
	$38,797,609	$38,450,653

June 30, 2017
Due in one year or less	$3,001,770	$3,001,473
Due from one to five years	17,322,645	17,326,400
Due from five to ten years	2,245,000	2,228,224
Agency MBS	13,128,034	13,078,619
	$35,697,449	$35,634,716

Because the actual maturities of Agency MBS usually differ from their contractual maturities due to the right of borrowers to prepay the underlying mortgage loans, usually without penalty, those securities are not presented in the table by contractual maturity date.

The scheduled maturities of debt securities HTM as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value*
June 30, 2018
Due in one year or less	$8,223,089	$8,223,000
Due from one to five years	4,724,770	4,746,000
Due from five to ten years	4,394,497	4,416,000
Due after ten years	14,863,366	14,907,000
	$32,205,722	$32,292,000

December 31, 2017
Due in one year or less	$24,817,334	$24,817,000
Due from one to five years	4,494,343	4,487,000
Due from five to ten years	4,338,246	4,331,000
Due after ten years	15,175,042	15,161,000
	$48,824,965	$48,796,000

June 30, 2017
Due in one year or less	$11,987,857	$11,988,000
Due from one to five years	3,987,322	4,149,000
Due from five to ten years	3,744,385	3,906,000
Due after ten years	16,698,850	17,022,000
	$36,418,414	$37,065,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

Debt securities AFS and HTM with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
June 30, 2018
U.S. GSE debt securities	$11,732,997	$284,803	$2,885,482	$114,518	13	$14,618,479	$399,321
Agency MBS	10,449,556	323,950	3,997,985	166,964	23	14,447,541	490,914
ABS and OAS	994,312	5,688	0	0	1	994,312	5,688
Other investments	6,060,871	127,129	723,130	20,870	28	6,784,001	147,999
State and political subdivisions	28,006,864	252,017	0	0	107	28,006,864	252,017
	$57,244,600	$993,587	$7,606,597	$302,352	172	$64,851,197	$1,295,939

December 31, 2017
U.S. GSE debt securities	$13,223,739	$84,490	$3,935,003	$64,997	15	$17,158,742	$149,487
Agency MBS	9,251,323	105,063	4,542,446	75,124	21	13,793,769	180,187
Other investments	3,692,571	25,429	244,838	3,162	16	3,937,409	28,591
State and political subdivisions	22,530,141	28,965	0	0	79	22,530,141	28,965
	$48,697,774	$243,947	$8,722,287	$143,283	131	$57,420,061	$387,230

June 30, 2017
U.S. GSE debt securities	$10,724,642	$57,881	$0	$0	9	$10,724,642	$57,881
Agency MBS	8,751,252	73,365	0	0	13	8,751,252	73,365
Other investments	990,729	1,271	0	0	4	990,729	1,271
	$20,466,623	$132,517	$0	$0	26	$20,466,623	$132,517

The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition. As of June 30, 2018, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be OTTI.

Investments pledged as collateral for repurchase agreements consisted of U.S. GSE debt securities, Agency MBS securities, ABS and OAS, and CDs. These repurchase agreements mature daily. These investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

June 30, 2018	$39,801,455	$38,760,368
December 31, 2017	38,797,609	38,450,653
June 30, 2017	35,697,449	35,634,716

Note 5. Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	June 30,	December 31,	June 30,
	2018	2017	2017

Commercial & industrial	$88,336,757	$77,110,747	$79,361,739
Commercial real estate	217,268,526	207,044,227	209,886,793
Residential real estate - 1st lien	165,347,241	168,184,135	164,398,836
Residential real estate - Jr lien	45,127,750	45,256,862	42,166,407
Consumer	5,011,669	5,268,680	6,959,070
Gross Loans	521,091,943	502,864,651	502,772,845
Deduct (add):
Allowance for loan losses	5,413,023	5,438,099	5,374,378
Deferred net loan costs	(345,177)	(318,651)	(323,371)
Net Loans	$516,024,097	$497,745,203	$497,721,838

The following is an age analysis of loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

							90 Days or
		90 Days	Total			Non-Accrual	More and
June 30, 2018	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$230,784	$0	$230,784	$88,105,973	$88,336,757	$197,079	$0
Commercial real estate	1,195,120	315,881	1,511,001	215,757,525	217,268,526	1,957,183	0
Residential real estate
- 1st lien	2,255,600	1,081,853	3,337,453	162,009,788	165,347,241	1,749,608	406,196
- Jr lien	332,650	238,534	571,184	44,556,566	45,127,750	369,493	101,713
Consumer	48,155	0	48,155	4,963,514	5,011,669	0	0
	$4,062,309	$1,636,268	$5,698,577	$515,393,366	$521,091,943	$4,273,363	$507,909

							90 Days or
		90 Days	Total			Non-Accrual	More and
December 31, 2017	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$308,712	$0	$308,712	$76,802,035	$77,110,747	$98,806	$0
Commercial real estate	1,482,982	418,255	1,901,237	205,142,990	207,044,227	1,065,385	0
Residential real estate
- 1st lien	4,238,933	2,011,419	6,250,352	161,933,783	168,184,135	1,585,473	1,249,241
- Jr lien	156,101	168,517	324,618	44,932,244	45,256,862	346,912	0
Consumer	80,384	1,484	81,868	5,186,812	5,268,680	0	1,484
	$6,267,112	$2,599,675	$8,866,787	$493,997,864	$502,864,651	$3,096,576	$1,250,725

							90 Days or
		90 Days	Total			Non-Accrual	More and
June 30, 2017	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$121,737	$86,994	$208,731	$79,153,008	$79,361,739	$135,379	$0
Commercial real estate	2,398,960	228,621	2,627,581	207,259,212	209,886,793	728,093	15,011
Residential real estate
- 1st lien	1,886,256	1,225,362	3,111,618	161,287,218	164,398,836	1,403,312	354,988
- Jr lien	252,557	237,483	490,040	41,676,367	42,166,407	398,862	71,614
Consumer	54,835	0	54,835	6,904,235	6,959,070	0	0
	$4,714,345	$1,778,460	$6,492,805	$496,280,040	$502,772,845	$2,665,646	$441,613

For all loan segments, loans over 30 days past due are considered delinquent.

As of the balance sheet dates presented, residential mortgage loans in process of foreclosure consisted of the following:

	Number of loans	Balance

June 30, 2018	10	$615,038
December 31, 2017	10	791,944
June 30, 2017	7	448,622

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

The tables below summarize changes in the ALL and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended June 30, 2018

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$666,660	$2,666,704	$1,407,801	$289,292	$44,162	$266,601	$5,341,220
Charge-offs	(42,380)	(3,645)	(45,362)	0	(39,758)	0	(131,145)
Recoveries	15,027	0	300	240	7,381	0	22,948
Provision (credit)	145,782	45,180	35,302	(1,930)	39,850	(84,184)	180,000
Ending balance	$785,089	$2,708,239	$1,398,041	$287,602	$51,635	$182,417	$5,413,023

As of or for the six months ended June 30, 2018

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$675,687	$2,674,029	$1,460,547	$316,982	$43,303	$267,551	$5,438,099
Charge-offs	(131,273)	(124,645)	(78,435)	(24,000)	(73,388)	0	(431,741)
Recoveries	20,041	0	9,158	675	16,791	0	46,665
Provision (credit)	220,634	158,855	6,771	(6,055)	64,929	(85,134)	360,000
Ending balance	$785,089	$2,708,239	$1,398,041	$287,602	$51,635	$182,417	$5,413,023

Allowance for loan losses
Evaluated for impairment
Individually	$0	$0	$129,488	$1,007	$0	$0	$130,495
Collectively	785,089	2,708,239	1,268,553	286,595	51,635	182,417	5,282,528
	$785,089	$2,708,239	$1,398,041	$287,602	$51,635	$182,417	$5,413,023

Loans evaluated for impairment
Individually	$197,079	$2,064,330	$4,315,348	$305,363	$0		$6,882,120
Collectively	88,139,678	215,204,196	161,031,893	44,822,387	5,011,669		514,209,823
	$88,336,757	$217,268,526	$165,347,241	$45,127,750	$5,011,669		$521,091,943

As of or for the year ended December 31, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$726,848	$2,496,085	$1,369,757	$371,176	$83,973	$230,606	$5,278,445
Charge-offs	(20,000)	(160,207)	(159,533)	(118,359)	(124,042)	0	(582,141)
Recoveries	27,051	230	26,826	465	37,223	0	91,795
Provision (credit)	(58,212)	337,921	223,497	63,700	46,149	36,945	650,000
Ending balance	$675,687	$2,674,029	$1,460,547	$316,982	$43,303	$267,551	$5,438,099

Allowance for loan losses
Evaluated for impairment
Individually	$0	$69,015	$125,305	$26,353	$0	$0	$220,673
Collectively	675,687	2,605,014	1,335,242	290,629	43,303	267,551	5,217,426
	$675,687	$2,674,029	$1,460,547	$316,982	$43,303	$267,551	$5,438,099

Loans evaluated for impairment
Individually	$98,806	$1,306,057	$4,075,666	$300,759	$0		$5,781,288
Collectively	77,011,941	205,738,170	164,108,469	44,956,103	5,268,680		497,083,363
	$77,110,747	$207,044,227	$168,184,135	$45,256,862	$5,268,680		$502,864,651

As of or for the three months ended June 30, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$719,773	$2,521,121	$1,312,795	$370,454	$61,322	$272,975	$5,258,440
Charge-offs	0	0	0	(15,311)	(37,326)	0	(52,637)
Recoveries	1,422	230	3,981	60	12,882	0	18,575
Provision (credit)	(25,532)	8,864	46,548	19,161	14,417	86,542	150,000
Ending balance	$695,663	$2,530,215	$1,363,324	$374,364	$51,295	$359,517	$5,374,378

As of or for the six months ended June 30, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$726,848	$2,496,085	$1,369,757	$371,176	$83,973	$230,606	$5,278,445
Charge-offs	0	(160,207)	(4,735)	(15,311)	(63,791)	0	(244,044)
Recoveries	4,318	230	10,217	120	25,092	0	39,977
Provision (credit)	(35,503)	194,107	(11,915)	18,379	6,021	128,911	300,000
Ending balance	$695,663	$2,530,215	$1,363,324	$374,364	$51,295	$359,517	$5,374,378

Allowance for loan losses
Evaluated for impairment
Individually	$0	$74,249	$154,760	$126,053	$0	$0	$355,062
Collectively	695,663	2,455,966	1,208,564	248,311	51,295	359,517	5,019,316
	$695,663	$2,530,215	$1,363,324	$374,364	$51,295	$359,517	$5,374,378

Loans evaluated for impairment
Individually	$135,379	$1,968,144	$3,577,837	$419,550	$0		$6,100,910
Collectively	79,226,360	207,918,649	160,820,999	41,746,857	6,959,070		496,671,935
	$79,361,739	$209,886,793	$164,398,836	$42,166,407	$6,959,070		$502,772,845

Impaired loans, by portfolio segment, were as follows:

	As of June 30, 2018
		Unpaid		Average	Average	Interest
	Recorded	Principal	Related	Recorded	Recorded	Income
	Investment	Balance	Allowance	Investment (1)	Investment (2)	Recognized (2)

Related allowance recorded
Commercial real estate	$0	$0	$0	$41,823	$96,097	$0
Residential real estate
- 1st lien	789,471	831,434	129,488	791,676	793,859	31,785
- Jr lien	7,798	7,788	1,007	7,990	54,211	1,482
	797,269	839,222	130,495	841,489	944,167	33,267

No related allowance recorded
Commercial & industrial	197,079	216,691		191,045	160,299	0
Commercial real estate	2,065,267	2,235,772		1,794,217	1,563,764	37,813
Residential real estate
- 1st lien	3,543,703	4,189,432		3,525,807	3,450,597	120,756
- Jr lien	297,575	298,931		280,965	238,682	0
	6,103,624	6,940,826		5,792,034	5,413,342	158,569

	$6,900,893	$7,780,048	$130,495	$6,633,523	$6,357,509	$191,836

(1) For the three months ended June 30, 2018
(2) For the six months ended June 30, 2018

In the table above, recorded investment in impaired loans as of June 30, 2018 includes accrued interest receivable and deferred net loan costs of $18,773.

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

In the table above, recorded investment in impaired loans as of December 31, 2017 includes accrued interest receivable and deferred net loan costs of $24,193.

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

(1) For the three months ended June 30, 2017
(2) For the six months ended June 30, 2017

In the table above, recorded investment in impaired loans as of June 30, 2017 includes accrued interest receivable and deferred net loan costs of $23,256.

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of June 30, 2018

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$84,161,408	$202,424,493	$162,200,561	$44,426,013	$5,011,669	$498,224,144
Group B	2,499,460	5,770,651	283,148	35,279	0	8,588,538
Group C	1,675,889	9,073,382	2,863,532	666,458	0	14,279,261
	$88,336,757	$217,268,526	$165,347,241	$45,127,750	$5,011,669	$521,091,943

As of December 31, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$73,352,768	$194,066,034	$165,089,999	$44,687,951	$5,267,196	$482,463,948
Group B	617,526	4,609,847	282,671	37,598	0	5,547,642
Group C	3,140,453	8,368,346	2,811,465	531,313	1,484	14,853,061
	$77,110,747	$207,044,227	$168,184,135	$45,256,862	$5,268,680	$502,864,651

As of June 30, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$75,971,101	$199,768,226	$162,224,767	$41,503,823	$6,959,070	$486,426,987
Group B	520,555	1,169,093	0	162,321	0	1,851,969
Group C	2,870,083	8,949,474	2,174,069	500,263	0	14,493,889
	$79,361,739	$209,886,793	$164,398,836	$42,166,407	$6,959,070	$502,772,845

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

New TDRs, by portfolio segment, during the periods presented were as follows:

	Three months ended June 30, 2018			Six months ended June 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential real estate
- 1st lien	2	$215,772	$218,157	7	$898,563	$1,003,466

Year ended December 31, 2017

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential real estate
- 1st lien	4	$256,353	$287,385

Six months ended June 30, 2017

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial & industrial	1	$41,857	$57,418

The TDRs for which there was a payment default during the twelve month periods presented were as follows:

Twelve months ended June 30, 2018	Number of	Recorded
	Contracts	Investment

Residential real estate – 1st lien	3	$267,418

Twelve months ended December 31, 2017	Number of	Recorded
	Contracts	Investment

Residential real estate - 1st lien	1	$87,696

Twelve months ended June 30, 2017	Number of	Recorded
	Contracts	Investment

Residential real estate - 1st lien	2	$80,485

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

The specific allowances related to TDRs as of the balance sheet dates are presented in the table below.

	June 30,	December 31,	June 30,
	2018	2017	2017

Specific Allocation	$130,495	$197,605	$237,551

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

MSRs:  MSRs represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the amortization method and compared to fair value for impairment. In evaluating the carrying values of MSRs, the Company obtains third party valuations based on loan level data including note rate, and the type and term of the underlying loans. The Company classifies MSRs as non-recurring Level 2. See Note 1 under the “Use of estimates” section to the audited consolidated financial statements contained in the Company’s December 31, 2017 Annual Report on Form 10-K for more information.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

June 30, 2018	Level 2
Assets: (market approach)
U.S. GSE debt securities	$14,618,479
Agency MBS	15,870,576
ABS and OAS	994,312
Other investments	7,277,001
$38,760,368

December 31, 2017	Level 2
Assets: (market approach)
U.S. GSE debt securities	$17,158,742
Agency MBS	16,613,337
Other investments	4,678,574
$38,450,653

June 30, 2017	Level 2
Assets: (market approach)
U.S. GSE debt securities	$18,313,188
Agency MBS	13,078,619
Other investments	4,242,909
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

Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below:

June 30, 2018	Level 2
Assets: (market approach)
MSRs (1)	$1,033,679
OREO	364,235

December 31, 2017	Level 2
Assets: (market approach)
MSRs (1)	$1,083,286
Impaired loans, net of related allowance	135,630
OREO	284,235

June 30, 2017	Level 2
Assets: (market approach)
MSRs (1)	$1,151,241
Impaired loans, net of related allowance	25,050
OREO	343,928

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company's financial instruments were as follows:

June 30, 2018		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$28,810	$28,810	$0	$0	$28,810
Securities HTM	32,206	0	32,292	0	32,292
Securities AFS	38,760	0	38,760	0	38,760
Restricted equity securities	2,434	0	2,434	0	2,434
Loans and loans held-for-sale, net of ALL
Commercial & industrial	87,521	0	0	87,348	87,348
Commercial real estate	214,484	0	0	212,767	212,767
Residential real estate - 1st lien	163,891	0	0	161,167	161,167
Residential real estate - Jr lien	44,824	0	0	44,229	44,229
Consumer	4,959	0	0	5,053	5,053
MSRs (1)	1,034	0	1,449	0	1,449
Accrued interest receivable	1,952	0	1,952	0	1,952

Financial liabilities:
Deposits
Other deposits	484,387	0	482,454	0	482,454
Brokered deposits	42,532	0	42,485	0	42,485
Short-term borrowings	21,000	0	21,000	0	21,000
Long-term borrowings	1,550	0	1,386	0	1,386
Repurchase agreements	30,295	0	30,295	0	30,295
Capital lease obligations	325	0	325	0	325
Subordinated debentures	12,887	0	12,811	0	12,811
Accrued interest payable	94	0	94	0	94

(1) Reported fair value represents all MSRs for loans serviced by the Company at June 30, 2018, regardless of carrying amount.

December 31, 2017		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$42,654	$42,654	$0	$0	$42,654
Securities HTM	48,825	0	48,796	0	48,796
Securities AFS	38,451	0	38,451	0	38,451
Restricted equity securities	1,704	0	1,704	0	1,704
Loans and loans held-for-sale, net of ALL
Commercial & industrial	76,394	0	0	76,799	76,799
Commercial real estate	204,260	0	136	204,697	204,833
Residential real estate - 1st lien	167,671	0	0	169,205	169,205
Residential real estate - Jr lien	44,916	0	0	45,207	45,207
Consumer	5,223	0	0	5,425	5,425
MSRs(1)	1,083	0	1,337	0	1,337
Accrued interest receivable	2,052	0	2,052	0	2,052

Financial liabilities:
Deposits
Other deposits	509,686	0	508,407	0	508,407
Brokered deposits	50,949	0	50,926	0	50,926
Long-term borrowings	3,550	0	3,191	0	3,191
Repurchase agreements	28,648	0	28,648	0	28,648
Capital lease obligations	382	0	382	0	382
Subordinated debentures	12,887	0	12,832	0	12,832
Accrued interest payable	101	0	101	0	101

(1) Reported fair value represents all MSRs for loans serviced by the Company at December 31, 2017, regardless of carrying amount.

June 30, 2017		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$37,026	$37,026	$0	$0	$37,026
Securities HTM	36,418	0	37,065	0	37,065
Securities AFS	35,635	0	35,635	0	35,635
Restricted equity securities	1,943	0	1,943	0	1,943
Loans and loans held-for-sale, net of ALL
Commercial & industrial	78,609	0	0	79,311	79,311
Commercial real estate	207,207	0	0	208,632	208,632
Residential real estate - 1st lien	163,489	0	25	166,085	166,110
Residential real estate - Jr lien	41,762	0	0	42,199	42,199
Consumer	6,903	0	0	7,147	7,147
MSRs (1)	1,151	0	1,341	0	1,341
Accrued interest receivable	1,746	0	1,746	0	1,746

Financial liabilities:
Deposits
Other deposits	479,131	0	478,412	0	478,412
Brokered deposits	54,176	0	54,177	0	54,177
Short-term borrowings	10,000	0	10,000	0	10,000
Long-term borrowings	3,550	0	3,205	0	3,205
Repurchase agreements	28,863	0	28,863	0	28,863
Capital lease obligations	435	0	435	0	435
Subordinated debentures	12,887	0	12,844	0	12,844
Accrued interest payable	125	0	125	0	125

(1) Reported fair value represents all MSRs for loans serviced by the Company at June 30, 2017, regardless of carrying amount.

Note 8. Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2018	December 31, 2017	June 30, 2017

Balance at beginning of year	$1,083,286	$1,210,695	$1,210,695
MSRs capitalized	43,678	109,297	54,603
MSRs amortized	(93,285)	(236,706)	(114,057)
Balance at end of period	$1,033,679	$1,083,286	$1,151,241

There were no changes in the valuation allowance for the periods presented.

Note 9. Legal Proceedings

In the normal course of business, the Company and its subsidiary are involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10. Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP. On June 14, 2018, the Company declared a cash dividend of $0.19 per common share payable August 1, 2018 to shareholders of record as of July 15, 2018. This dividend has been recorded as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Period Ended June 30, 2018

The following discussion analyzes the consolidated financial condition of the Company and its wholly-owned subsidiary, Community National Bank (the Bank), as of June 30, 2018, December 31, 2017, and June 30, 2017, and its consolidated results of operations for the three- and six-month interim periods presented.

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

OVERVIEW

The Company’s consolidated assets on June 30, 2018 were $654,995,774, a decrease of $12,049,821, or 1.8%, from December 31, 2017 and an increase of $6,821,432, or 1.1%, from June 30, 2017. Net loans increased $18,278,894, or 3.7%, since December 31, 2017 and $18,302,259, or 3.7%, since June 30, 2017. The year to date and year over year increases in the loan portfolio were primarily attributable to growth in commercial loans and were funded primarily through an increase in borrowed funds. In the year to date comparison, while net loans increased 3.7%, this was offset by a decrease of $16,619,243, or 34.0%, in the held-to-maturity security portfolio due to the seasonal maturing of tax anticipation loans with the local school districts on June 30, 2018. The decrease in municipal investments is cyclical in nature as June 30 is the end of the annual municipal finance cycle for school districts in Vermont. Tax anticipation loans for fiscal year 2019 were funded on July 1, 2018 in an amount comparable to the balances that matured on June 30.

Total deposits decreased $33,716,069, or 6.0%, since December 31, 2017 with a notable decrease in money market funds of $17,408,461, or 18.6%, and $11,555,232, or 4.6%, in checking accounts. In the year over year comparison, deposits decreased $6,388,368, or 1.2%. The decrease in money market funds is predominantly due to a decrease of $12,886,644 in municipal deposit accounts due to the seasonal runoff of municipal deposits. Core deposits saw increases in all areas in the year over year comparison, with the most significant increase noted in interest-bearing transaction accounts. These increases were, however, more than offset by a $23,248,279 decrease in time deposits year over year. The decrease in time deposits is attributable to a decrease in retail time deposits of $3,560,543 and a decrease in brokered time deposits of $19,687,735, as the Company shifted some of its funding for its loan growth from brokered deposits to overnight borrowings, which can be closely tailored to the Company’s liquidity needs.

Interest income increased $584,022, or 9.1%, for the second quarter of 2018 compared to the same quarter in 2017, and $1,204,467, or 9.6%, for the first six months of 2018 compared to the same period in 2017. Interest expense increased $188,995, or 25.2%, for the second quarter of 2018 compared to the same quarter in 2017, and $323,332, or 21.8%, for the first six months of 2018 compared to the same period in 2017. The increase in interest income year over year is partly due to the higher average loan balances, which exceeded the prior year by $18.5 million, or 3.8%, as well as the recent increases in short-term rates. While the increase in short-term rates is having a positive impact on interest income, it is also continuing to put upward pressure on interest rates paid on deposit accounts. During the first six months of 2018, the increase in short-term rates, coupled with the increase in average interest-bearing deposit account balances, resulted in an increase in interest paid on deposit accounts of $300,552 year over year.

Net interest income after the provision for loan losses improved by $365,027, or 6.6%, for the second quarter of 2018 compared to the same quarter in 2017, and $821,135, or 7.6%, year over year. The charge to income for the provision for loan losses increased $30,000, or 20.0%, for the second quarter of 2018 and $60,000, or 20.0%, for the first six months of 2018, compared to the same periods last year, in order to accommodate the continued increase in the loan portfolio. Please refer to the ALL and provisions discussion in the Credit Risk section for more information.

Net income for the second quarter of 2018 was $2,002,654, an increase of $503,141, or 33.6%, over net income of $1,499,513 for the second quarter of 2017. Net income for the first six months of 2018 increased $1,071,468, or 36.8%, from $2,913,729 for 2017 to $3,985,197 for 2018. As stated above, net interest income contributed significantly to the Company’s increase in earnings in both periods. Increases in non-interest income of $308,430, or 22.3%, for the second quarter and $333,882, or 12.1%, for the first six months of 2018 are also noted, while total non-interest expense increased $211,407, or 4.3%, for the second quarter and $211,405, or 2.2%, for the first six months of 2018. Please refer to the Non-interest Income and Expense sections for more information.

The financial statements and capital sections of this report reflect a partial redemption of the Company’s outstanding Series A non-cumulative perpetual preferred stock. On March 31, 2018, five shares were redeemed at par, representing 20% of the then outstanding preferred shares, at an aggregate redemption price of $500,000, plus accrued dividends.

On June 14, 2018, the Company's Board declared a quarterly cash dividend of $0.19 per common share, payable on August 1, 2018 to shareholders of record on July 15, 2018. This dividend represents an increase of $0.02 per common share, or 11.8%, over the quarterly dividend paid in recent quarters.

There were two favorable legal developments during the second quarter of 2018 intended to lighten the regulatory burden on community banks and small public companies such as the Company and the Bank. In May, Congress enacted the 2018 Regulatory Relief Act, which rolls back some of the regulatory excesses of the Dodd-Frank Act and contains provisions aimed specifically at relieving some of the regulatory burdens on community banks, including simplifying the calculation of regulatory capital. In addition, in June the SEC adopted regulations increasing the thresholds for companies to qualify as smaller reporting companies, which are permitted to utilize the SEC’s scaled disclosure requirements. Management believes that these regulatory developments represent a positive change that will help reduce the unproductive diversion of management resources resulting from excessive regulation.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are fundamental to understanding the Company’s results of operations and financial condition because they require management to use estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results. These policies are considered by management to be critical because they require subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The Company’s critical accounting policies govern:

● the ALL;
● OREO;
● valuation of residential MSRs;
● OTTI of investment securities; and
● the carrying value of goodwill.

These policies are described further in the Company’s 2017 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. There were no material changes during the first six months of 2018 in the Company’s critical accounting policies.

RESULTS OF OPERATIONS

Net income for the second quarter of 2018 was $2,002,654 or $0.39 per common share, compared to $1,499,513 or $0.29 per common share for the same quarter of 2017. Net income for the first six months of 2018 was $3,985,197 or $0.77 per common share, compared to $2,913,729 or $0.57 per common share for 2017. Core earnings (net interest income) for the second quarter of 2018 increased $395,027, or 6.9%, compared to the same quarter in 2017, and $881,135, or 7.9%, year over year. The loan mix continued to shift in favor of higher yielding commercial loans, while the deposit mix experienced an increase in lower cost non-maturity deposits, both of which have benefitted the Company’s net interest income. Interest paid on deposits, which is the major component of total interest expense, increased $151,279, or 26.6%, for the second quarter of 2018 compared to the same quarter of 2017, and $300,552, or 27.2%, year over year, reflecting the increases in short term rates and higher interest-bearing deposit balances. The recent increases in prime rate also had an impact on the interest paid on the junior subordinated debentures, contributing to the increase in interest expense in both comparison periods. The Company recorded a provision for loan losses of $180,000 for the second quarter of 2018 and $360,000 for the first six months of 2018, compared to $150,000 and $300,000, respectively in 2017, reflecting the growth in the loan portfolio between periods.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized for the comparison periods.

	Three Months Ended June 30,
	2018	2017
Return on Average Assets	1.23%	0.93%
Return on Average Equity	13.66%	10.80%

	Six Months Ended June 30,
	2018	2017
Return on Average Assets	1.22%	0.92%
Return on Average Equity	13.73%	10.64%

The following table summarizes the earnings performance and certain balance sheet data of the Company for the periods presented.

SELECTED FINANCIAL DATA (Unaudited)

	June 30,	December 31,	June 30,
	2018	2017	2017
Balance Sheet Data
Net loans	$516,024,097	$497,745,203	$497,721,838
Total assets	654,995,774	667,045,595	648,174,342
Total deposits	526,918,911	560,634,980	533,307,279
Borrowed funds	22,550,000	3,550,000	13,550,000
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Total liabilities	595,539,141	609,109,741	592,057,028
Total shareholders' equity	59,456,633	57,935,854	56,117,314

Book value per common share outstanding	$11.18	$10.84	$10.54

	Six Months Ended June 30,
	2018	2017
Operating Data
Total interest income	$13,805,697	$12,601,230
Total interest expense	1,807,247	1,483,915
Net interest income	11,998,450	11,117,315

Provision for loan losses	360,000	300,000
Net interest income after provision for loan losses	11,638,450	10,817,315

Non-interest income	3,085,831	2,751,949
Non-interest expense	9,835,092	9,623,687
Income before income taxes	4,889,189	3,945,577
Applicable income tax expense(1)	903,992	1,031,848

Net Income	$3,985,197	$2,913,729

Per Common Share Data
Earnings per common share (2)	$0.77	$0.57
Dividends declared per common share	$0.36	$0.34
Weighted average number of common shares outstanding	5,123,947	5,070,453
Number of common shares outstanding, period end	5,140,030	5,087,652

(1) Applicable income tax expense assumes a 21% and 34% tax rate for 2018 and 2017, respectively.
(2) Computed based on the weighted average number of common shares outstanding during the periods presented.

INTEREST INCOME VERSUS INTEREST EXPENSE (NET INTEREST INCOME)

The largest component of the Company’s operating income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and other sources of funds (i.e., borrowings). The Company’s level of net interest income can fluctuate over time due to changes in the level and mix of earning assets and sources of funds (volume), and changes in the yield earned and costs of funds (rate). A portion of the Company’s income from municipal investments is not subject to income taxes. Because the proportion of tax-exempt items in the Company's portfolio varies from year-to-year, to improve comparability of information, the non-taxable income shown in the tables below has been converted to a tax equivalent basis. Because the Company’s corporate tax rate is 21% for 2018 and was 34% for previous years, to equalize tax-free and taxable income in the comparison, we divide the tax-free income by 79% for 2018 and 66% for 2017, with the result that every tax-free dollar is equivalent to $1.27 and $1.52, for the two periods respectively, in taxable income.

The Company’s tax-exempt interest income of $312,488 and $336,197 for the three months ended June 30, 2018 and 2017, respectively, and $622,644 and $660,729 for the six months ended June 30, 2018 and 2017, respectively, was derived from municipal investments, which comprised the entire HTM portfolio of $32,205,722 at June 30, 2018, and $36,418,414 at June 30, 2017.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the comparison periods presented.

	Three Months Ended June 30,
	2018	2017

Net interest income as presented	$6,090,360	$5,695,333
Effect of tax-exempt income	83,066	173,192
Net interest income, tax equivalent	$6,173,426	$5,868,525

	Six Months Ended June 30,
	2018	2017

Net interest income as presented	$11,998,450	$11,117,315
Effect of tax-exempt income	165,513	340,376
Net interest income, tax equivalent	$12,163,963	$11,457,691

The following tables present average interest-earning assets and average interest-bearing liabilities supporting earning assets. Interest income (excluding interest on non-accrual loans) is expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented, utilizing an effective tax rate of 21% for the three- and six-month periods ended June 30, 2018 and 34% for the 2017 comparison periods.

	Three Months Ended June 30,
		2018			2017
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$508,935,823	$6,387,493	5.03%	$493,133,662	$5,875,766	4.78%
Taxable investment securities	37,477,496	221,016	2.37%	33,512,371	164,644	1.97%
Tax-exempt investment securities	47,606,468	395,554	3.33%	54,233,974	509,389	3.77%
Sweep and interest-earning accounts	15,113,075	77,005	2.04%	11,456,863	27,366	0.96%
Other investments (2)	2,232,804	30,857	5.54%	2,427,314	40,864	6.75%
	$611,365,666	$7,111,925	4.67%	$594,764,184	$6,618,029	4.46%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$127,178,316	$128,935	0.41%	$118,247,103	$67,062	0.23%
Money market accounts	97,451,375	276,229	1.14%	88,031,136	203,376	0.93%
Savings deposits	99,755,031	31,512	0.13%	97,448,357	30,895	0.13%
Time deposits	110,111,222	282,713	1.03%	122,874,075	266,777	0.87%
Borrowed funds	4,998,681	10,746	0.86%	10,300,659	18,979	0.74%
Repurchase agreements	31,338,855	37,641	0.48%	29,644,902	22,235	0.30%
Capital lease obligations	335,077	6,897	8.23%	443,522	9,065	8.18%
Junior subordinated debentures	12,887,000	163,827	5.10%	12,887,000	131,115	4.08%
	$484,055,557	$938,499	0.78%	$479,876,754	$749,504	0.63%

Net interest income		$6,173,426			$5,868,525
Net interest spread (3)			3.89%			3.83%
Net interest margin (4)			4.05%			3.96%

(1) Included in gross loans are non-accrual loans with an average balance of $4,257,250 and $2,562,901 for the three months ended June 30, 2018 and 2017, respectively.
Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale.

(2) Included in other investments is the Company’s FHLBB Stock with an average balance of $1,167,654 and $1,452,164 for the three months ended June 30, 2018 and
2017, respectively, and a dividend rate of approximately 5.46% and 4.08%, respectively, per quarter.

(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4) Net interest margin is net interest income divided by average earning assets.

	Six Months Ended June 30,
		2018			2017
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$507,766,674	$12,528,037	4.98%	$489,232,619	$11,492,633	4.74%
Taxable investment securities	37,867,928	423,901	2.26%	34,737,861	316,370	1.84%
Tax-exempt investment securities	47,693,329	788,157	3.33%	53,102,100	1,001,105	3.80%
Sweep and interest-earning accounts	18,318,075	171,567	1.89%	12,743,237	54,838	0.87%
Other investments (2)	2,171,070	59,548	5.53%	2,722,976	76,660	5.68%
	$613,817,076	$13,971,210	4.59%	$592,538,793	$12,941,606	4.40%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$126,128,102	$231,067	0.37%	$116,998,410	$124,276	0.21%
Money market accounts	100,723,921	553,904	1.11%	86,341,709	407,273	0.95%
Savings deposits	98,504,902	61,817	0.13%	95,020,360	59,320	0.13%
Time deposits	111,871,677	559,663	1.01%	120,921,569	515,030	0.86%
Borrowed funds	4,279,006	10,761	0.51%	16,005,359	61,667	0.78%
Repurchase agreements	30,546,716	68,847	0.45%	29,532,936	43,762	0.30%
Capital lease obligations	349,137	14,364	8.23%	455,473	18,612	8.17%
Junior subordinated debentures	12,887,000	306,824	4.80%	12,887,000	253,975	3.97%
	$485,290,461	$1,807,247	0.75%	$478,162,816	$1,483,915	0.63%

Net interest income		$12,163,963			$11,457,691
Net interest spread (3)			3.84%			3.77%
Net interest margin (4)			4.00%			3.90%

(1) Included in gross loans are non-accrual loans with an average balance of $3,783,183 and $2,549,410 for the six months ended June 30, 2018 and 2017, respectively.
Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale.

(2) Included in other investments is the Company’s FHLBB Stock with average balances of $1,141,721 and $1,747,826, respectively, and a dividend rate of approximately
5.77% and 4.11%, respectively, for the first six months of 2018 and 2017, respectively.

(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4) Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three- and six-month periods ended June 30, 2018 increased 2.8% and 3.6%, respectively, compared to the same periods last year. Average yield on interest-earning assets for the second quarter increased 21 bps, to 4.67%, compared to 4.46% for the same period last year, and increased 19 bps for the six months ended June 30, 2018, to 4.59%, from 4.40% for the same period last year.

The average volume of loans increased over the three- and six-month comparison periods of 2018 versus 2017, by 3.2% and 3.8%, respectively, while the average yield on loans increased 25 bps for the second quarter, to 5.03%, compared to 4.78% for the second quarter of 2017, and 24 bps for the six months ended June 30, 2018, to 4.98%, from 4.74% for the same period in 2017. These increases reflected a combination of the steadily increasing federal funds rate over the periods noted, and a shift in asset mix toward commercial loans; however, this has been partially offset by continued pressure on medium term (5-10 year) fixed rates. Interest earned on the loan portfolio as a percentage of total interest income increased in both comparison periods, comprising approximately 89.8% and 89.7% for the three- and six-month comparison periods of 2018, versus 88.8% for both comparison periods last year.

The average volume of the taxable investment portfolio (classified as AFS) increased 11.8% during the second quarter of 2018 and 9.0% year to date, compared to the same periods last year. These increases are due primarily to an effort to continue to incrementally grow the investment portfolio as the balance sheet grows in order to provide additional liquidity and pledge quality assets.  Average yields on the taxable investment portfolio increased 40 bps and 42 bps, respectively, during the three- and six-month comparison periods of 2018 compared to the same periods last year, due primarily to rising market rates, as the mix of the portfolio remained relatively stable.  The average volume of the tax-exempt portfolio (classified as HTM and consisting of municipal securities) decreased 12.2% during the second quarter of 2018 and 10.2% year to date, compared to the same periods last year, as competitive pressures for municipal loan and deposit relationships increase and market pricing has not yet fully reflected the effect of lower federal tax rates under the 2017 Tax Act. The average tax-equivalent yield on the tax-exempt portfolio decreased 44 bps during the second quarter of 2018, and 47 bps for the six-month period ended June 30, 2018, compared to the same periods last year, due to the effect of the lower tax rate on the existing tax-exempt portfolio.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest-bearing account at the FRBB and two correspondent banks, increased 32.0% during the three-month period and 43.8% during the six-month period ended June 30, 2018, compared to the same periods last year, and the average yield on these funds increased 108 bps and 102 bps, respectively. These increases in volume are attributable to a higher balance of cash periodically held on hand in anticipation of funding loan growth and other liquidity needs. The increases in rate are directly related to the increases in the federal funds rate.

The average volume of interest-bearing liabilities for the three- and six-month periods ended June 30, 2018 increased 0.9% and 1.5%, respectively, compared to the same periods last year. The average rate paid on interest-bearing liabilities increased 15 bps during the second quarter of 2018 and 12 bps during the first six months of 2018, compared to the same periods last year, reflecting the rising rate environment and competitive pressures in deposit pricing.

The average volume of interest-bearing transaction accounts increased 7.6% and 7.8%, respectively, during the second quarter and first six months of 2018, compared to the same periods last year, and the average rate paid on these accounts increased 18 bps and 16 bps, respectively. The average volume of money market accounts increased 10.7% during the three-month period and 16.7% during the six-month period ended June 30, 2018 compared to the same periods in 2017, and the average rate paid on these deposits increased 21 bps and 16 bps, respectively. The average volume of savings accounts increased 2.4% for the three-month period and 3.7% for the six-month period of 2018 versus 2017. Some of the increase is due to the continued shift in product mix from retail time deposits to savings accounts as consumers anticipate higher rates in the near future. Compared to the same periods in 2017, the average volume of retail time deposits decreased 3.7% during the second quarter, and 3.8% year to date 2018, while the average volume of wholesale time deposits decreased 37.8% and 24.2%, respectively. Following the most recent increase in short term rates, there has been more pressure for higher rates from the more rate sensitive deposit holders and the local market is now showing signs of a willingness to pay higher rates on deposit products. While the Company relied less on wholesale time deposits during this reporting period, the brokered deposit market is still considered a beneficial source of funding to help smooth out the fluctuations in core deposit balances without the need to disrupt deposit pricing in the Company’s local markets. These funds can be obtained relatively quickly on an as-needed basis, making them a valuable alternative to traditional term borrowings from the FHLBB.

The average volume of borrowed funds decreased 51.5% and 73.3%, respectively, for the three- and six-month comparison period of 2018 versus 2017. The average rate paid on these borrowings increased 12 bps for the three-month period, and decreased 27 bps for the six-month period in 2018 as compared to the same periods in 2017. The average volume of repurchase agreements increased 5.7% and 3.4%, respectively, for three- and six-month periods ended June 30, 2018, compared to the same periods in 2017, while the average rate paid on repurchase agreements increased 18 bps and 15 bps, respectively, compared to the same periods in 2017.

Between the three-month periods ended June 30, 2018 and 2017, the average yield on interest-earning assets increased 21 bps, while the average rate paid on interest-bearing liabilities increased 15 bps. Between the six months ended June 30, 2018 and 2017, the average yield on interest-earning assets increased 19 bps, while the average rate paid on interest-bearing liabilities increased 12 bps. Net interest spread for the second quarter of 2018 was 3.89%, an increase of six bps from 3.83% for the same period in 2017, and for the six-month comparison periods of 2018 and 2017 was 3.84% and 3.77%, respectively. Net interest margin increased nine bps during the second quarter of 2018 compared to the second quarter of 2017, and 10 bps during the six-month comparison periods of 2018 and 2017.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2018 and 2017 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended June 30,			Six Months Ended June 30,
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)(2)	Volume (1)(2)	Variance	Rate (1)(2)	Volume (1)(2)	Variance
Average Interest-Earning Assets
Loans	$323,409	$188,318	$511,727	$599,757	$435,647	$1,035,404
Taxable investment securities	36,897	19,475	56,372	78,971	28,560	107,531
Tax-exempt investment securities	(58,812)	(55,023)	(113,835)	(123,632)	(89,316)	(212,948)
Sweep and interest-earning accounts	40,816	8,751	49,567	92,678	24,051	116,729
Other investments	(7,239)	(2,696)	(9,935)	(1,977)	(15,135)	(17,112)
	$335,071	$158,825	$493,896	$645,797	$383,807	$1,029,604

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$56,752	$5,121	$61,873	$97,284	$9,507	$106,791
Money market accounts	51,011	21,842	72,853	78,877	67,754	146,631
Savings deposits	(131)	748	617	251	2,246	2,497
Time deposits	48,710	(32,774)	15,936	89,959	(45,326)	44,633
Borrowed funds	3,135	(11,368)	(8,233)	(21,250)	(29,656)	(50,906)
Repurchase agreements	14,138	1,267	15,405	23,577	1,508	25,085
Capital lease obligations	57	(2,225)	(2,168)	92	(4,340)	(4,248)
Junior subordinated debentures	32,712	0	32,712	52,849	0	52,849
	$206,384	$(17,389)	$188,995	$321,639	$1,693	$323,332

Changes in net interest income	$128,687	$176,214	$304,901	$324,158	$382,114	$706,272

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented are as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	Income	Percent	2018	2017	Income	Percent

Service fees	$810,731	$772,238	$38,493	4.98%	$1,580,813	$1,520,355	$60,458	3.98%
Income from sold loans	190,710	184,072	6,638	3.61%	374,329	374,367	(38)	-0.01%
Other income from loans	198,351	209,288	(10,937)	-5.23%	410,621	394,905	15,716	3.98%
Net realized (loss) gain on sale
of securities AFS	(6,375)	1,270	(7,645)	-601.97%	(10,236)	3,400	(13,636)	-401.06%
Other income
Income from CFSG Partners	142,603	85,334	57,269	67.11%	270,786	198,514	72,272	36.41%
SERP fair value adjustment	0	17,377	(17,377)	-100.00%	0	47,491	(47,491)	-100.00%
Gain on sale of property	263,118	0	263,118	100.00%	263,118	0	263,118	100.00%
Other miscellaneous income	91,023	112,152	(21,129)	-18.84%	196,400	212,917	(16,517)	-7.76%
Total non-interest income	$1,690,161	$1,381,731	$308,430	22.32%	$3,085,831	$2,751,949	$333,882	12.13%

Total non-interest income increased $308,430, or 22.3%, for the second quarter of 2018 and $333,882, or 12.1%, for the first six months of 2018 versus the same periods in 2017, with significant changes noted in the following:

●
Service fees on deposit accounts increased $38,493, or 5.0%, for the second quarter and $60,458, or 4.0%, year over year due primarily to an increase in fee income from interchange income and over draft charges.

●
A realized loss of $6,375 for the second quarter of 2018 and $10,236 for the first six months of 2018, compared to realized gains of $1,270 and $3,400, respectively, for the same periods in 2017 are the result of sales of low-yielding, short-duration securities held in the Company’s AFS portfolio which were replaced with higher-yielding investments available in the current market. Management expects that the higher interest income earned by the replacement securities will quickly recover any realized losses.

●
Income from CFSG Partners increased $57,269, or 67.1%, for the second quarter and $72,272, or 36.4%, year over year due to an increase in fee income, which is generally based on the market value of assets under management.

●
There were SERP fair value adjustments of $17,377 for the second quarter and $47,491 for the first six months of 2017, but no SERP fair value adjustments during the comparable 2018 periods. The final payment of SERP benefits to the last participant was made on July 1, 2017 and the related asset was liquidated shortly thereafter.

●
Gain on sale of property of $263,118 was directly related to the sale of an office condominium unit to the Company’s affiliate, CFSG. Prior to the sale, CFSG had rented this unit since its formation in 2002.

Non-interest Expense

The components of non-interest expense for the periods presented are as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	Expense	Percent	2018	2017	Expense	Percent

Salaries and wages	$1,914,616	$1,703,751	$210,865	12.38%	$3,530,002	$3,414,875	$115,127	3.37%
Employee benefits	722,302	692,418	29,884	4.32%	1,396,304	1,333,979	62,325	4.67%
Occupancy expenses, net	657,596	661,294	(3,698)	-0.56%	1,332,470	1,348,727	(16,257)	-1.21%
Other expenses
Service contracts - administrative	121,203	101,655	19,548	19.23%	247,161	196,663	50,498	25.68%
Marketing expense	138,501	126,992	11,509	9.06%	277,002	247,498	29,504	11.92%
Audit Fees	95,751	90,592	5,159	5.69%	203,377	185,990	17,387	9.35%
Consultant services	78,153	53,342	24,811	46.51%	143,236	101,822	41,414	40.67%
Collection & non-accruing loan expense	40,213	17,055	23,158	135.78%	93,499	20,710	72,789	351.47%
Amortization of CDI	0	68,175	(68,175)	-100.00%	0	136,350	(136,350)	-100.00%
Other miscellaneous expenses	1,335,640	1,377,294	(41,654)	-3.02%	2,612,041	2,637,073	(25,032)	-0.95%
Total non-interest expense	$5,103,975	$4,892,568	$211,407	4.32%	$9,835,092	$9,623,687	$211,405	2.20%

Total non-interest expense increased $211,407, or 4.3%, for the second quarter of 2018 and $211,405, or 2.2%, for the first six months of 2018, compared to the same periods in 2017 with significant changes noted in the following:

●
Salaries and wages increased $210,865, or 12.4%, for the second quarter and $115,127, or 3.4%, year over year. The quarterly increase is due primarily to differences in the timing of pay periods, while the year over year increase is due to normal cost of living increases and net new hires.

●
Employee benefits increased $29,884, or 4.3%, for the second quarter and $62,325, or 4.7%, year over year due to increases in the cost of the employee health insurance plan.

●
Service contracts – administrative increased $19,548 or 19.2% for the second quarter of 2018 and $50,498, or 25.7%, year over year due to the increasing cost to support information technology and branch infrastructure.

●
Marketing expense increased $11,509, or 9.1%, for the second quarter and $29,504, or 11.9%, year over year due to the Company’s strategic decision to enhance marketing efforts, including a shift to television ads from paper and radio and marketing efforts to promote strategic initiatives.

●
Audit fees increased $5,159, or 5.7%, for the second quarter and $17,387, or 9.4%, year over year due to increased audit requirements on internal control over financial reporting as the Company transitioned to accelerated filer status for SEC reporting purposes.

●
Consultant services increased $24,811, or 46.5%, for the second quarter and $41,414, or 40.7% year over year mostly due to a contract with a consultant for technology related projects.

●
Collection & non-accruing loan expense increased $23,158, or 135.8%, for the second quarter and $72,789, or 351.5%, year over year. Expenses on non-performing loans are increasing due to the length of time it takes to go through the foreclosure process, contributing to the increase in both periods. The variance year over year is due primarily to non-recurring recovery of expenses of approximately $30,000 in the first quarter of 2017 compared to none in 2018.

●
The CDI from the 2007 acquisition of LyndonBank was fully amortized in 2017, accounting for the absence of a CDI amortization expense during 2018, compared to an expense of $68,175 and $136,350 for the three- and six-month periods ended June 2017, respectively.

APPLICABLE INCOME TAXES

The provision for income taxes decreased in both periods, by $41,091, or 7.7%, to $493,892 for the second quarter of 2018 compared to $534,983 for the same period in 2017, and $127,856, or 12.4%, to $903,992 for the first six months of 2018 compared to $1,031,848 for the same period in 2017. This decrease is due primarily to a decrease in the corporate tax rate from 34% to 21% effective January 1, 2018, resulting from passage of the 2017 Tax Act. Income before taxes increased $462,050, or 22.7%, for the second quarter of 2018 compared to the same quarter in 2017, and $943,612, or 23.9%, for the first six months of 2018 compared to the same period in 2017. Tax credits related to limited partnerships amounted to $100,140 and $106,599, respectively, for the second quarters of 2018 and 2017, and $200,280 and $213,198, respectively, for the first six months of 2018 compared to 2017.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $94,371 and $105,414, respectively, for the second quarter of 2018 and 2017, and $188,742 and $210,828 for the first six months of 2018 and 2017, respectively. These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective yield between 7% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	June 30, 2018		December 31, 2017		June 30, 2017
Assets
Loans	$521,091,943	79.56%	$502,864,651	75.39%	$502,772,845	77.57%
Securities AFS	38,760,368	5.92%	38,450,653	5.76%	35,634,716	5.50%
Securities HTM	32,205,722	4.92%	48,824,965	7.32%	36,418,414	5.62%

Liabilities
Demand deposits	112,159,218	17.12%	117,245,565	17.58%	110,398,464	17.03%
Interest-bearing transaction accounts	126,164,648	19.26%	132,633,533	19.88%	116,869,761	18.03%
Money market accounts	75,983,544	11.60%	93,392,005	14.00%	73,279,696	11.31%
Savings deposits	101,030,190	15.42%	97,516,284	14.62%	97,929,768	15.11%
Time deposits	111,581,311	17.04%	119,847,593	17.97%	134,829,590	20.80%
Borrowed funds	21,000,000	3.21%	0	0.00%	10,000,000	1.54%
Long-term advances	1,550,000	0.24%	3,550,000	0.53%	3,550,000	0.55%

The Company's total loan portfolio at June 30, 2018 increased $18,227,292, or 3.6%, from December 31, 2017 and $18,319,098, or 3.6%, year over year. AFS securities increased $309,715 or 0.8%, year to date, and $3,125,652, or 8.8%, year over year. AFS securities have increased in order to stay proportional to the overall asset base, as this portfolio serves an important role in the Company’s liquidity position. HTM securities decreased $16,619,243 or 34.0%, year to date, and decreased $4,212,692, or 11.6%, year over year. HTM securities consist entirely of investments from the Company’s municipal customers in its service areas. The decline in HTM securities from year end 2017 is due to the seasonal runoff of municipal securities associated with the underlying entity’s June 30 fiscal year end. Replacement securities are typically booked on July 1 for the ensuing fiscal year. The decrease in HTM securities at June 30, 2018 compared to June 30, 2017 reflects the increasing competition for municipal funding relationships in our market.

Total deposits decreased $33,716,069, or 6.0%, from December 31, 2017 to June 30, 2018, and $6,388,368, or 1.2%, year over year. Demand deposits decreased $5,086,347, or 4.3%, year to date and increased $1,760,754, or 1.6%, year over year. Business checking accounts account for most of the fluctuations in balances with a decrease in balances of $3,835,017 year to date, and an increase of $6,295,275 year over year. The Company is seeing growth in the business customer base and improvements in financial health of existing business customers. Money market accounts decreased $17,408,461, or 18.6%, year to date, and increased $2,703,848, or 3.7%, year over year. The year to date decrease is attributable to the seasonal municipal deposit decline.  Savings deposits increased in both periods, with increases of $3,513,906, or 3.6%, year to date and $3,100,422, or 3.2%, year over year. Time deposits decreased $8,266,282, or 6.9%, year to date and $23,248,279, or 17.2%, year over year. These decreases in part reflected a reduced reliance on brokered time deposits for liquidity funding, resulting in a decrease in brokered time deposits of $7,385,405 year to date and $19,687,736 year over year. There were $21 million in overnight purchases from the FHLBB at June 30, 2018, compared to no overnight purchases at December 31, 2017 and $10 million at June 30, 2017. In addition, there were outstanding long-term advances from the FHLBB of $1,550,000 at June 30, 2018 and $3,550,000 at December 31, 2017 and June 30, 2017. See “Liquidity and Capital Resources” section for a discussion on the change in long-term advances during 2018.

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

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning June 30, 2018:

Rate Change	Percent Change in NII

Down 100 bps	-2.4%
Up 200 bps	2.1%

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

Residential mortgages represent 40.4% of the Company’s loan balances; that level has been on a gradual decline in recent years, with a strategic shift to commercial lending. The Company maintains a mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by PMI. A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. Junior lien home equity products make up 21.4% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

Consistent with the strategic focus on commercial lending, commercial and CRE loan demand continued through 2017 and into 2018 with the funding of construction projects and draws on lines of credit. The increase in CRE loans during 2018 was driven by a combination of construction draws and new CRE term loans, while the rise in commercial loan balances was driven by seasonal draws on commercial lines of credit. Commercial and commercial real estate loans together comprised 58.7% of the Company’s loan portfolio at June 30, 2018, 56.5% at December 31, 2017 and 57.5% at June 30, 2017. The increase in the absolute and relative size of the commercial loan portfolio has also increased geographic diversification, with much of the growth in commercial loans occurring along the I-89 corridor from White River Junction through Chittenden County.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	June 30, 2018		December 31, 2017		June 30, 2017

Commercial & industrial	$88,336,757	16.95%	$77,110,747	15.33%	$79,361,739	15.78%
Commercial real estate	217,268,526	41.70%	207,044,227	41.17%	209,886,793	41.75%
Residential real estate - 1st lien	165,347,241	31.73%	168,184,135	33.45%	164,398,836	32.70%
Residential real estate - Jr lien	45,127,750	8.66%	45,256,862	9.00%	42,166,407	8.39%
Consumer	5,011,669	0.96%	5,268,680	1.05%	6,959,070	1.38%
Total loans	521,091,943	100.00%	502,864,651	100.00%	502,772,845	100.00%
Deduct (add):
Allowance for loan losses	5,413,023		5,438,099		5,374,378
Deferred net loan costs	(345,177)		(318,651)		(323,371)
Net loans	$516,024,097		$497,745,203		$497,721,838

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD. At June 30, 2018, the Company had $27,132,581 in guaranteed loans with guaranteed balances of $20,331,925, compared to $25,457,081 in guaranteed loans with guaranteed balances of $19,101,965 at December 31, 2017 and $25,530,712 in guaranteed loans with guaranteed balances of $18,128,676 at June 30, 2017.

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

The Company’s non-performing assets increased $513,971, or 11.1%, during the first six months of 2018. Reductions in past due residential mortgages were offset by several CRE and commercial loan relationships moving into non-accrual status. Claims receivable on related government guarantees were $182,948 at June 30, 2018 compared to $6,771 at December 31, 2017 and $0 at June 30, 2017, with numerous RD and SBA claims settled and paid throughout 2017, and three new claims pending settlement in 2018. Non-performing loans as of June 30, 2018 carried RD and SBA guarantees totaling $397,184, compared to $59,617 at December 31, 2017 and $137,468 at June 30, 2017.

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	June 30, 2018		December 31, 2017		June 30, 2017

Loans past due 90 days or more
and still accruing (1)
Commercial real estate	$0	0.00%	$0	0.00%	$15,011	0.43%
Residential real estate - 1st lien	406,196	7.89%	1,249,241	26.97%	354,988	10.29%
Residential real estate - Jr lien	101,713	1.98%	0	0.00%	71,614	2.07%
Consumer	0	0.00%	1,484	0.03%	0	0.00%
	507,909	9.87%	1,250,725	27.00%	441,613	12.79%

Non-accrual loans (1)
Commercial & industrial	197,079	3.83%	98,806	2.14%	135,379	3.92%
Commercial real estate	1,957,183	38.04%	1,065,385	23.00%	728,093	21.10%
Residential real estate - 1st lien	1,749,608	34.00%	1,585,473	34.23%	1,403,312	40.66%
Residential real estate - Jr lien	369,493	7.18%	346,912	7.49%	398,862	11.56%
	4,273,363	83.05%	3,096,576	66.86%	2,665,646	77.24%

Other real estate owned	364,235	7.08%	284,235	6.14%	343,928	9.97%

	$5,145,507	100.00%	$4,631,536	100.00%	$3,451,187	100.00%

(1) No commercial loans were past due 90 days or more and no consumer loans were in non-accrual status as of the consolidated balance sheet dates presented. In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due.

The Company’s OREO portfolio consisted of one residential property and two commercial properties at June 30, 2018, compared to one residential and one commercial property at December 31, 2017 and two residential properties and one commercial property at June 30, 2017. The residential properties were acquired through the normal foreclosure process, while the Company took control of the commercial properties. All properties in the current OREO portfolio are listed for sale, with the residential property under contract for sale as of early July 2018.

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

The non-performing assets in the table above include the following TDRs that were past due 90 days or more or in non-accrual status as of the dates presented:

	June 30, 2018		December 31, 2017		June 30, 2017
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance

Commercial & industrial	1	$24,685	1	$24,685	2	$135,379
Commercial real estate	4	496,190	3	531,117	2	337,516
Residential real estate - 1st lien	12	1,088,650	7	412,134	7	427,170
	17	$1,609,525	11	$967,937	12	$900,065

The remaining TDRs were performing in accordance with their modified terms as of the dates presented and consisted of the following:

	June 30, 2018		December 31, 2017		June 30, 2017
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance

Commercial real estate	1	$107,147	2	$308,460	5	$1,312,535
Residential real estate - 1st lien	52	2,805,652	54	2,837,572	53	2,742,449
Residential real estate - Jr lien	1	7,788	1	8,358	2	63,452
	54	$2,920,587	57	$3,154,389	60	$4,118,436

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

The following table summarizes the Company's loan loss experience for the periods presented:

	As of or Six Months Ended June 30,
	2018	2017

Loans outstanding, end of period	$521,091,943	$502,772,845
Average loans outstanding during period	$507,766,674	$489,232,619
Non-accruing loans, end of period	$4,273,363	$2,665,646
Non-accruing loans, net of government guarantees	$3,876,179	$2,528,178

Allowance, beginning of period	$5,438,099	$5,278,445
Loans charged off:
Commercial & industrial	(131,273)	0
Commercial real estate	(124,645)	(160,207)
Residential real estate - 1st lien	(78,435)	(4,735)
Residential real estate - Jr lien	(24,000)	(15,311)
Consumer loans	(73,388)	(63,791)
Total loans charged off	(431,741)	(244,044)
Recoveries:
Commercial & industrial	20,041	4,318
Commercial real estate	0	231
Residential real estate - 1st lien	9,158	10,216
Residential real estate - Jr lien	675	120
Consumer loans	16,791	25,092
Total recoveries	46,665	39,977
Net loans charged off	(385,076)	(204,067)
Provision charged to income	360,000	300,000
Allowance, end of period	$5,413,023	$5,374,378

Net charge offs to average loans outstanding	0.076%	0.042%
Provision charged to income as a percent of average loans	0.071%	0.061%
Allowance to average loans outstanding	1.066%	1.099%
Allowance to non-accruing loans	126.669%	201.616%
Allowance to non-accruing loans net of government guarantees	139.648%	212.579%

The provision increased $60,000, or 20.0%, for the first six months of 2018 compared to the same period in 2017. The higher 2018 budgeted provision level is intended to support continued growth in the Company’s loan portfolio and to compensate for loan charge off activity. The first quarter 2018 provision supported higher losses driven by one particular CRE charge off and two commercial loan relationship charge offs. The reserve requirement remained relatively unchanged with a reduction in specific reserves as a result of those charge offs, a drop in unguaranteed pooled loan balances at quarter-end, along with improvement in some qualitative factor adjustments. With lower losses and little change to specific reserves, the second quarter provision largely supported strong second quarter loan growth.

The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

The second quarter ALL analysis shows the reserve balance of $5,413,023 at June 30, 2018 is appropriate in management’s view to cover losses that are probable and estimable, with an unallocated reserve of $182,417 compared to $267,551 at December 31, 2017, and $359,517 at June 30, 2017. The reserve balance and unallocated amount continue to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite. The portion of the ALL termed "unallocated" is established to absorb inherent losses that exist as of the measurement date although not specifically identified through management's process for estimating credit losses. While the ALL is described as consisting of separate allocated portions, the entire ALL is available to support loan losses, regardless of category. Unallocated reserves are considered by management to be appropriate in light of the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and commercial real estate loans and the risk associated with the relatively new, unseasoned loans in those portfolios. The appropriateness of the ALL is reviewed quarterly by the risk management committee of the Board of Directors and then presented to the full Board of Directors for approval.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first six months of 2018, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the CDARS program provide an alternative funding source when needed. At June 30, 2018, the Company had one-way CDARS outstanding totaling $5,752,748 compared to $12,258,265 at December 31, 2017 and $15,000,923 at June 30, 2017. In addition, two-way (that is, reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other participating FDIC-insured financial institutions. Until recently these reciprocal deposits were considered a form of brokered deposits, which are treated less favorably than other deposits for certain purposes; however, a provision of the 2018 Regulatory Relief Act provides that reciprocal deposits held by a well-capitalized and well managed bank are no longer classified as brokered deposits. At June 30, 2018, the Company reported $8,073,908 in reciprocal CDARS deposits, compared to $2,817,715 at December 31, 2017 and $3,058,649 at June 30, 2017. The balance in ICS reciprocal money market deposits was $16,391,236 at June 30, 2018, compared to $17,137,985 at December 31, 2017 and $13,110,607 at June 30, 2017, and the balance in ICS reciprocal demand deposits as of those dates was $9,667,103, $9,951,078 and $4,903,771, respectively.

At June 30, 2018, December 31, 2017 and June 30, 2017, borrowing capacity of $106,038,279, $109,726,508 and $85,030,206, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits. The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods. Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	June 30,	December 31,	June 30,
	2018	2017	2017
Long-Term Advances(1)
FHLBB term advance, 0.00%, due February 26, 2021	$350,000	$350,000	$350,000
FHLBB term advance, 0.00%, due November 22, 2021	1,000,000	1,000,000	1,000,000
FHLBB term advance, 0.00%, due June 09, 2022	0	2,000,000	2,000,000
FHLBB term advance, 0.00%, due September 22, 2023	200,000	200,000	200,000
	1,550,000	3,550,000	3,550,000

Overnight Borrowings
Federal funds purchased (FHLBB), 2.16% and 1.30%, respectively	21,000,000	0	10,000,000

	$22,550,000	$3,550,000	$13,550,000

(1)
As of June 30, 2018, the Company had borrowed a total of $3,550,000 under the FHLBB’s JNE program, a program dedicated to supporting job growth and economic development throughout New England. The FHLBB is providing a subsidy, funded by the FHLBB’s earnings, to write down interest rates to zero percent on advances that finance qualifying loans to small businesses. JNE advances must support small business in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities. During the second quarter of 2018, the Company repaid a $2 million advance because the “qualifying loan” did not close as intended.

The Company has a BIC arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available credit line of $46,309,141, $45,305,894, and $40,390,404, respectively, at June 30, 2018, December 31, 2017 and June 30, 2017. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 250 bps. The Company had no outstanding advances against this credit line during any of the periods presented.

The Company has unsecured lines of credit with three correspondent banks with aggregate available borrowing capacity totaling $12,500,000 as of the balance sheet dates presented in this quarterly report. There were no outstanding advances against any of these lines during any of the respective comparison periods.

Securities sold under agreements to repurchase provide another funding source for the Company. At June 30, 2018, December 31, 2017 and June 30, 2017, the Company had outstanding repurchase agreement balances of $30,294,972, $28,647,848 and $28,862,766, respectively. These repurchase agreements mature and are repriced daily.

The following table illustrates the changes in shareholders' equity from December 31, 2017 to June 30, 2018, including a partial redemption of the Company’s Series A non-cumulative perpetual preferred stock, effective March 31, 2018:

Balance at December 31, 2017 (book value $10.84 per common share)	$57,935,854
Net income	3,985,197
Issuance of stock through the DRIP	478,939
Redemption of preferred stock	(500,000)
Dividends declared on common stock	(1,843,120)
Dividends declared on preferred stock	(51,875)
Unrealized loss on securities AFS during the period, net of tax	(548,362)
Balance at June 30, 2018 (book value $11.18 per common share)	$59,456,633

The primary objective of the Company’s capital planning process is to balance appropriately the retention of capital to support operations and future growth, with the goal of providing shareholders an attractive return on their investment. To that end, management monitors capital retention and dividend policies on an ongoing basis.

As described in more detail in Note 20 to the audited consolidated financial statements contained in the Company’s 2017 Annual Report on Form 10-K and under the caption “LIQUIDITY AND CAPITAL RESOURCES” in the MD&A section of that report, the Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies pursuant to which they must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5% of risk-weighted assets. A banking organization with a conservation buffer of less than 2.5% (or the required phase-in amount in years prior to 2019) is subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The Company’s and the Bank’s capital conservation buffer was 5.96% and 5.81%, respectively, at June 30, 2018. As of June 30, 2018, both the Company and the Bank exceeded the required capital conservation buffer of 1.25% and on a pro forma basis would be compliant with the fully phased-in capital conservation buffer requirement.

Under the 2018 Regulatory Relief Act, these capital requirements will be simplified for qualifying community banks and bank holding companies (that is, institutions with less than $10 billion in assets). The Act requires the federal banking regulators to develop a new CBLR set at between 8% and 10% of unweighted assets. The CBLR will be determined by dividing tangible equity capital by average total consolidated assets. If a community bank exceeds the CBLR threshold, it will be considered to have met the risk-based capital and leverage capital requirements that would otherwise apply, as well as any applicable “prompt correction action” capital requirements to be considered well capitalized.

As of June 30, 2018, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as currently applicable regulatory capital requirements, as of the dates indicated.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions(1):
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2018

Common equity tier 1 capital
(to risk-weighted assets)
Company	$61,592	12.82%	$21,619	4.50%	N/A	N/A
Bank	$60,833	12.68%	$21,597	4.50%	$31,196	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$61,592	12.82%	$28,826	6.00%	N/A	N/A
Bank	$60,833	12.68%	$28,797	6.00%	$38,395	8.00%

Total capital (to risk-weighted assets)
Company	$67,049	13.96%	$38,434	8.00%	N/A	N/A
Bank	$66,290	13.81%	$38,395	8.00%	$47,994	10.00%

Tier 1 capital (to average assets)
Company	$61,592	9.56%	$25,758	4.00%	N/A	N/A
Bank	$60,833	9.45%	$25,740	4.00%	$32,175	5.00%

December 31, 2017:

Common equity tier 1 capital
(to risk-weighted assets)
Company	$59,523	12.75%	$21,003	4.50%	N/A	N/A
Bank	$58,920	12.64%	$20,972	4.50%	$30,293	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$59,523	12.75%	$28,004	6.00%	N/A	N/A
Bank	$58,920	12.64%	$27,963	6.00%	$37,284	8.00%

Total capital (to risk-weighted assets)
Company	$65,005	13.93%	$37,338	8.00%	N/A	N/A
Bank	$64,401	13.82%	$37,284	8.00%	$46,605	10.00%

Tier 1 capital (to average assets)
Company	$59,523	9.05%	$26,304	4.00%	N/A	N/A
Bank	$58,920	8.97%	$26,279	4.00%	$32,849	5.00%

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. As of June 30, 2018, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of June 30, 2018 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended June 30, 2018, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)(2)	Per Share

April 1 - April 30	2,589	$17.71
May 1 - May 31	1,810	17.10
June 1 - June 30	2,800	17.50
Total	7,199	$17.47

(1)  All 7,199 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of Community National Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2)  Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's DRIP.

ITEM 6. Exhibits

The following exhibits are filed with this report:

Exhibit 31.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101--The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three month and six month interim periods ended June 30, 2018 and 2017, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: August 09, 2018	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: August 09, 2018	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Exhibit 101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three month and six month interim periods ended June 30, 2018 and 2017, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.