Form 10-Q
period 2018-09-30
COMMUNITY BANCORP /VT
filed 2018-11-08
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Large accelerated filer ( )	Accelerated filer ( X )
Non-accelerated filer ( )	Smaller reporting company ( X )
Emerging growth company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES (  )     NO(X)

At November 02, 2018, there were 5,156,884 shares outstanding of the Corporation's common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	September 30,	December 31,	September 30,
Consolidated Balance Sheets	2018	2017	2017
	(Unaudited)		(Unaudited)

Assets
Cash and due from banks	$11,133,208	$10,690,396	$13,655,114
Federal funds sold and overnight deposits	29,264,467	31,963,105	16,064,422
Total cash and cash equivalents	40,397,675	42,653,501	29,719,536
Securities held-to-maturity (fair value $50,960,000 at 09/30/18,
$48,796,000 at 12/31/17 and $54,571,000 at 09/30/17)	50,801,832	48,824,965	53,882,287
Securities available-for-sale	38,927,383	38,450,653	36,719,673
Restricted equity securities, at cost	1,744,650	1,703,650	1,700,050
Loans held-for-sale	460,597	1,037,287	687,100
Loans	530,503,023	502,864,651	506,048,119
Allowance for loan losses	(5,641,227)	(5,438,099)	(5,436,313)
Deferred net loan costs	353,548	318,651	318,452
Net loans	525,215,344	497,745,203	500,930,258
Bank premises and equipment, net	9,699,740	10,344,177	10,542,790
Accrued interest receivable	2,215,988	2,051,918	1,893,478
Bank owned life insurance	4,790,593	4,721,782	4,697,837
Core deposit intangible	0	0	68,166
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned	198,235	284,235	324,235
Other assets	8,473,251	7,653,955	8,799,392
Total assets	$694,499,557	$667,045,595	$661,539,071

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$117,735,114	$117,245,565	$115,930,899
Interest-bearing transaction accounts	144,505,290	132,633,533	127,426,517
Money market funds	84,260,680	93,392,005	85,947,545
Savings	98,664,688	97,516,284	99,439,616
Time deposits, $250,000 and over	15,626,904	18,909,898	18,097,628
Other time deposits	124,692,046	100,937,695	109,910,115
Total deposits	585,484,722	560,634,980	556,752,320

Borrowed funds	1,550,000	3,550,000	3,550,000
Repurchase agreements	30,678,830	28,647,848	27,458,927
Capital lease obligations	296,391	381,807	409,147
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	2,710,699	3,008,106	3,260,937
Total liabilities	633,607,642	609,109,741	604,318,331

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 20 and 25 shares issued and outstanding in 2018 and 2017, respectively
($100,000 liquidation value)	2,000,000	2,500,000	2,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized,
5,367,359 shares issued at 09/30/18, 5,322,320 shares issued
at 12/31/17 and 5,310,776 shares issued at 09/30/17	13,418,398	13,305,800	13,276,940
Additional paid-in capital	32,303,813	31,639,189	31,434,250
Retained earnings	16,745,737	13,387,739	12,711,488
Accumulated other comprehensive loss	(953,256)	(274,097)	(79,161)
Less: treasury stock, at cost; 210,101 shares at 09/30/18,
12/31/17 and 09/30/17	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	60,891,915	57,935,854	57,220,740
Total liabilities and shareholders' equity	$694,499,557	$667,045,595	$661,539,071

Book value per common share outstanding	$11.42	$10.84	$10.73

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary	Three Months Ended September 30,
Consolidated Statements of Income	2018	2017
(Unaudited)
Interest income
Interest and fees on loans	$6,835,452	$6,244,899
Interest on debt securities
Taxable	228,497	171,880
Tax-exempt	330,962	332,102
Dividends	36,587	41,320
Interest on federal funds sold and overnight deposits	85,524	29,964
Total interest income	7,517,022	6,820,165

Interest expense
Interest on deposits	920,361	628,534
Interest on borrowed funds	65,074	12,213
Interest on repurchase agreements	60,049	20,564
Interest on junior subordinated debentures	174,661	134,881
Total interest expense	1,220,145	796,192

Net interest income	6,296,877	6,023,973
Provision for loan losses	210,000	150,000
Net interest income after provision for loan losses	6,086,877	5,873,973

Non-interest income
Service fees	820,956	773,419
Income from sold loans	212,105	185,844
Other income from loans	232,485	222,026
Net realized (loss) gain on sale of securities AFS	(9,741)	1,246
Other income	286,988	266,712
Total non-interest income	1,542,793	1,449,247

Non-interest expense
Salaries and wages	1,730,386	1,653,751
Employee benefits	695,735	682,944
Occupancy expenses, net	629,389	614,817
Other expenses	1,818,822	1,890,604
Total non-interest expense	4,874,332	4,842,116

Income before income taxes	2,755,338	2,481,104
Income tax expense	485,606	688,155
Net income	$2,269,732	$1,792,949

Earnings per common share	$0.44	$0.35
Weighted average number of common shares
used in computing earnings per share	5,146,817	5,091,283
Dividends declared per common share	$0.19	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary	Nine Months Ended September 30,
Consolidated Statements of Income	2018	2017
(Unaudited)
Interest income
Interest and fees on loans	$19,363,489	$17,737,531
Interest on debt securities
Taxable	652,398	488,250
Tax-exempt	953,606	992,831
Dividends	96,135	117,979
Interest on federal funds sold and overnight deposits	257,091	84,802
Total interest income	21,322,719	19,421,393

Interest expense
Interest on deposits	2,326,812	1,734,432
Interest on borrowed funds	90,199	92,492
Interest on repurchase agreements	128,896	64,326
Interest on junior subordinated debentures	481,486	388,855
Total interest expense	3,027,393	2,280,105

Net interest income	18,295,326	17,141,288
Provision for loan losses	570,000	450,000
Net interest income after provision for loan losses	17,725,326	16,691,288

Non-interest income
Service fees	2,401,769	2,293,773
Income from sold loans	586,434	560,210
Other income from loans	643,107	616,931
Net realized (loss) gain on sale of securities AFS	(19,977)	4,647
Other income	1,017,292	725,635
Total non-interest income	4,628,625	4,201,196

Non-interest expense
Salaries and wages	5,260,388	5,068,626
Employee benefits	2,092,039	2,016,923
Occupancy expenses, net	1,961,859	1,963,543
Other expenses	5,395,138	5,416,710
Total non-interest expense	14,709,424	14,465,802

Income before income taxes	7,644,527	6,426,682
Income tax expense	1,389,598	1,720,003
Net income	$6,254,929	$4,706,679

Earnings per common share	$1.20	$0.91
Weighted average number of common shares
used in computing earnings per share	5,131,654	5,077,473
Dividends declared per common share	$0.55	$0.51

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended September 30,
	2018	2017

Net income	$2,269,732	$1,792,949

Other comprehensive loss, net of tax:
Unrealized holding loss on securities AFS arising during the period	(175,306)	(55,963)
Reclassification adjustment for loss (gain) realized in income	9,741	(1,246)
Unrealized loss during the period	(165,565)	(57,209)
Tax effect	34,772	19,451
Other comprehensive loss, net of tax	(130,793)	(37,758)
Total comprehensive income	$2,138,939	$1,755,191

	Nine Months Ended September 30,
	2018	2017

Net income	$6,254,929	$4,706,679

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gain on securities AFS arising during the period	(879,673)	22,250
Reclassification adjustment for loss (gain) realized in income	19,977	(4,647)
Unrealized (loss) gain during the period	(859,696)	17,603
Tax effect	180,537	(5,985)
Other comprehensive (loss) income, net of tax	(679,159)	11,618
Total comprehensive income	$5,575,770	$4,718,297

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended September 30,
	2018	2017

Cash Flows from Operating Activities:
Net income	$6,254,929	$4,706,679
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	736,352	772,344
Provision for loan losses	570,000	450,000
Deferred income tax	(70,716)	8,937
Net realized loss (gain) on sale of securities AFS	19,977	(4,647)
Gain on sale of loans	(265,035)	(250,826)
(Gain) loss on sale of bank premises and equipment	(260,013)	1,580
Loss (gain) on sale of OREO	2,397	(143)
Income from CFSG Partners	(429,786)	(314,572)
Amortization of bond premium, net	98,245	86,467
Proceeds from sales of loans held for sale	8,702,602	11,163,180
Originations of loans held for sale	(7,860,877)	(11,599,454)
Increase in taxes payable	292,201	298,146
Increase in interest receivable	(164,070)	(74,968)
Decrease in mortgage servicing rights	62,413	97,661
(Increase) decrease in other assets	(775,983)	1,013,781
Increase in cash surrender value of BOLI	(68,811)	(72,431)
Amortization of core deposit intangible	0	204,525
Amortization of limited partnerships	283,113	462,924
Increase in unamortized loan costs	(34,897)	(8,322)
Increase in interest payable	44,079	36,179
Increase in accrued expenses	103,133	457,667
Decrease in other liabilities	(35,961)	(860,426)
Net cash provided by operating activities	7,203,292	6,574,281

Cash Flows from Investing Activities:
Investments - HTM
Maturities and pay downs	26,937,438	30,488,706
Purchases	(28,914,305)	(34,484,362)
Investments - AFS
Maturities, calls, pay downs and sales	6,896,563	9,737,133
Purchases	(8,351,213)	(12,805,972)
Proceeds from redemption of restricted equity securities	1,147,500	1,055,800
Purchases of restricted equity securities	(1,188,500)	0
(Decrease) increase in limited partnership contributions payable	(486,250)	459,250
Investments in limited partnerships	0	(486,750)
Increase in loans, net	(28,370,104)	(19,492,076)
Capital expenditures net of proceeds from sales of bank
premises and equipment	168,098	(486,158)
Proceeds from sales of OREO	333,503	399,123
Recoveries of loans charged off	114,960	71,836
Net cash used in investing activities	(31,712,310)	(25,543,470)

	2018	2017

Cash Flows from Financing Activities:
Net increase in demand and interest-bearing transaction accounts	12,361,306	20,831,788
Net (decrease) increase in money market and savings accounts	(7,982,921)	19,567,686
Net increase in time deposits	20,471,357	11,617,814
Net increase (decrease) in repurchase agreements	2,030,982	(2,964,268)
Net decrease in short-term borrowings	0	(30,000,000)
Proceeds from long-term borrowings	0	2,000,000
Repayments on long-term borrowings	(2,000,000)	0
Decrease in capital lease obligations	(85,416)	(74,014)
Redemption of preferred stock	(500,000)	0
Dividends paid on preferred stock	(76,875)	(75,000)
Dividends paid on common stock	(1,965,241)	(1,829,567)
Net cash provided by financing activities	22,253,192	19,074,439

Net (decrease) increase in cash and cash equivalents	(2,255,826)	105,250
Cash and cash equivalents:
Beginning	42,653,501	29,614,286
Ending	$40,397,675	$29,719,536

Supplemental Schedule of Cash Paid During the Period:
Interest	$2,983,314	$2,243,926

Income taxes, net of refunds	$885,000	$950,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized (loss) gain on securities AFS	$(859,696)	$17,603

Loans transferred to OREO	$249,900	$329,215

Common Shares Dividends Paid:
Dividends declared	$2,820,056	$2,586,973
Increase in dividends payable attributable to dividends declared	(77,593)	(44,507)
Dividends reinvested	(777,222)	(712,899)
	$1,965,241	$1,829,567

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

In addition to the definitions provided elsewhere in this quarterly report, the definitions, acronyms and abbreviations identified below are used throughout this Form 10-Q, including Part I. “Financial Information” and Part II. “Other Information”, and is intended to aid the reader and provide a reference page when reviewing this Form 10-Q.

ABS and OAS:	Asset backed or other amortizing security	FHLMC	Federal Home Loan Mortgage Corporation
AFS:	Available-for-sale	FRB:	Federal Reserve Board
Agency MBS:	MBS issued by a US government agency	FRBB:	Federal Reserve Bank of Boston
	or GSE	GAAP:	Generally Accepted Accounting Principles
ALCO:	Asset Liability Committee		in the United States
ALL:	Allowance for loan losses	GSE	Government sponsored enterprise
ASC:	Accounting Standards Codification	HTM:	Held-to-maturity
ASU:	Accounting Standards Update	ICS:	Insured Cash Sweeps of the Promontory
BIC:	Borrower-in-Custody		Interfinancial Network
Board:	Board of Directors	IRS:	Internal Revenue Service
BOLI	Bank owned life insurance	JNE:	Jobs for New England
bp or bps:	Basis point(s)	Jr:	Junior
CBLR:	Community Bank Leverage Ratio	MBS:	Mortgage-backed security
CDARS:	Certificate of Deposit Accounts Registry	MPF:	Mortgage Partnership Finance
	Service of the Promontory Interfinancial	MSRs:	Mortgage servicing rights
	Network	NII:	Net interest income
CDs:	Certificates of deposit	OCI:	Other comprehensive income (loss)
CDI:	Core deposit intangible	OREO:	Other real estate owned
CECL:	Current Expected Credit Loss	OTTI:	Other-than-temporary impairment
CFSG:	Community Financial Services Group	PMI	Private mortgage insurance
CFSG Partners:	Community Financial Services Partners,	RD:	USDA Rural Development
	LLC	SBA	U.S. Small Business Administration
Company:	Community Bancorp. and Subsidiary	SEC:	U.S. Securities and Exchange Commission
CRE:	Commercial Real Estate	SERP	Supplemental Employee Retirement Plan
DDA or DDAs	Demand Deposit Account(s)	TDR:	Troubled-debt restructuring
DTC:	Depository Trust Company	USDA:	U.S. Department of Agriculture
DRIP:	Dividend Reinvestment Plan	VA:	U.S. Veterans Administration
Exchange Act:	Securities Exchange Act of 1934	2017 Tax Act:	Tax Cut and Jobs Act of 2017
FASB:	Financial Accounting Standards Board	2018	Economic Growth, Regulatory Relief and
FDIC:	Federal Deposit Insurance Corporation	Regulatory	Consumer Protection Act of 2018
FHLBB:	Federal Home Loan Bank of Boston	Relief Act:

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB amended the updated guidance and provided an additional transition method for adoption of the guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted for all entities. The Company is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements, but does not anticipate any material impact at this time.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss, or CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale, which will require that credit losses on those securities be recorded through an allowance for credit losses rather than a write-down. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company is evaluating the impact of the adoption of the ASU on its consolidated financial statements. The ASU may have a material impact on the Company's consolidated financial statements upon adoption as it will require a change in the Company's methodology for calculating its ALL and allowance on unused commitments. The Company will transition from an incurred loss model to an expected loss model, which will likely result in an increase in the ALL upon adoption and may negatively impact the Company’s and the Bank's regulatory capital ratios. Additionally, ASU No. 2016-13 may reduce the carrying value of the Company's HTM investment securities as it will require an allowance for the expected losses over the life of these securities to be recorded upon adoption. The Company has formed a committee to assess the implications of this new pronouncement and transitioned to a software solution for preparing the ALL calculation and related reports that provides the Company with stronger data integrity, ease and efficiency in ALL preparation. The new software solution also provides numerous training opportunities for the appropriate personnel within the Company. The Company has gathered and will analyze the historical data to serve as a basis for estimating the ALL under CECL.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements, but does not anticipate any material impact at this time.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended September 30,	2018	2017

Net income, as reported	$2,269,732	$1,792,949
Less: dividends to preferred shareholders	25,000	26,562
Net income available to common shareholders	$2,244,732	$1,766,387
Weighted average number of common shares
used in calculating earnings per share	5,146,817	5,091,283
Earnings per common share	$0.44	$0.35

Nine Months Ended September 30,	2018	2017

Net income, as reported	$6,254,929	$4,706,679
Less: dividends to preferred shareholders	76,875	75,000
Net income available to common shareholders	$6,178,054	$4,631,679
Weighted average number of common shares
used in calculating earnings per share	5,131,654	5,077,473
Earnings per common share	$1.20	$0.91

Note 4.  Investment Securities

Securities AFS and HTM as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities AFS	Cost	Gains	Losses	Value

September 30, 2018
U.S. GSE debt securities	$14,015,244	$0	$447,484	$13,567,760
Agency MBS	16,705,094	0	596,234	16,108,860
ABS and OAS	1,988,699	0	21,831	1,966,868
Other investments	7,425,000	0	141,105	7,283,895
	$40,134,037	$0	$1,206,654	$38,927,383

December 31, 2017
U.S. GSE debt securities	$17,308,229	$0	$149,487	$17,158,742
Agency MBS	16,782,380	11,144	180,187	16,613,337
Other investments	4,707,000	165	28,591	4,678,574
	$38,797,609	$11,309	$358,265	$38,450,653

September 30, 2017
U.S. GSE debt securities	$15,316,323	$9,140	$68,619	$15,256,844
Agency MBS	16,568,291	29,716	89,963	16,508,044
Other investments	4,955,000	11,831	12,046	4,954,785
	$36,839,614	$50,687	$170,628	$36,719,673

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities HTM	Cost	Gains	Losses	Value*

September 30, 2018
States and political subdivisions	$50,801,832	$354,476	$196,307	$50,960,000

December 31, 2017
States and political subdivisions	$48,824,965	$0	$28,965	$48,796,000

September 30, 2017
States and political subdivisions	$53,882,287	$688,713	$0	$54,571,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

Investments pledged as collateral for repurchase agreements consisted of U.S. GSE debt securities, Agency MBS, ABS and OAS, and CDs. These repurchase agreements mature daily. These investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

September 30, 2018	$40,134,037	$38,927,383
December 31, 2017	38,797,609	38,450,653
September 30, 2017	36,839,614	36,719,673

The scheduled maturities of debt securities AFS as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
September 30, 2018
Due from one to five years	$12,978,972	$12,693,580
Due from five to ten years	10,449,971	10,124,943
Agency MBS	16,705,094	16,108,860
	$40,134,037	$38,927,383

December 31, 2017
Due in one year or less	$3,749,956	$3,739,512
Due from one to five years	11,275,824	11,168,065
Due from five to ten years	6,989,449	6,929,739
Agency MBS	16,782,380	16,613,337
	$38,797,609	$38,450,653

September 30, 2017
Due in one year or less	$2,250,000	$2,245,258
Due from one to five years	13,029,323	13,009,642
Due from five to ten years	4,992,000	4,956,729
Agency MBS	16,568,291	16,508,044
	$36,839,614	$36,719,673

Because the actual maturities of Agency MBS usually differ from their contractual maturities due to the right of borrowers to prepay the underlying mortgage loans, usually without penalty, those securities are not presented in the table by contractual maturity date.

The scheduled maturities of debt securities HTM as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value*
September 30, 2018
Due in one year or less	$26,373,125	$26,373,000
Due from one to five years	5,335,244	5,375,000
Due from five to ten years	6,828,026	6,868,000
Due after ten years	12,265,437	12,344,000
	$50,801,832	$50,960,000

December 31, 2017
Due in one year or less	$24,817,334	$24,817,000
Due from one to five years	4,494,343	4,487,000
Due from five to ten years	4,338,246	4,331,000
Due after ten years	15,175,042	15,161,000
	$48,824,965	$48,796,000

September 30, 2017
Due in one year or less	$28,773,116	$28,773,000
Due from one to five years	4,866,604	5,039,000
Due from five to ten years	3,990,576	4,163,000
Due after ten years	16,251,991	16,596,000
	$53,882,287	$54,571,000

*Method used to determine fair value of HTM securities rounds values to nearest thousand.

Debt securities AFS and HTM with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
September 30, 2018
U.S. GSE debt securities	$5,368,134	$148,475	$8,199,626	$299,009	12	$13,567,760	$447,484
Agency MBS	7,628,403	194,458	8,480,457	401,776	25	16,108,860	596,234
ABS and OAS	1,966,868	21,831	0	0	2	1,966,868	21,831
Other investments	5,353,587	92,413	1,437,308	48,692	28	6,790,895	141,105
State and political subdivisions	22,917,317	196,307	0	0	87	22,917,317	196,307
	$43,234,309	$653,484	$18,117,391	$749,477	154	$61,351,700	$1,402,961

December 31, 2017
U.S. GSE debt securities	$13,223,739	$84,490	$3,935,003	$64,997	15	$17,158,742	$149,487
Agency MBS	9,251,323	105,063	4,542,446	75,124	21	13,793,769	180,187
Other investments	3,692,571	25,429	244,838	3,162	16	3,937,409	28,591
State and political subdivisions	22,530,141	28,965	0	0	79	22,530,141	28,965
	$48,697,774	$243,947	$8,722,287	$143,283	131	$57,420,061	$387,230

September 30, 2017
U.S. GSE debt securities	$9,702,979	$41,405	$1,972,786	$27,214	10	$11,675,765	$68,619
Agency MBS	11,618,020	86,230	209,545	3,733	15	11,827,565	89,963
Other investments	1,969,953	12,046	0	0	8	1,969,953	12,046
	$23,290,952	$139,681	$2,182,331	$30,947	33	$25,473,283	$170,628

The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition. As of September 30, 2018, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be OTTI.

Note 5. Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	September 30,	December 31,	September 30,
	2018	2017	2017

Commercial & industrial	$89,120,826	$77,110,747	$77,604,260
Commercial real estate	224,220,329	207,044,227	210,983,668
Residential real estate - 1st lien	167,853,992	168,184,135	167,185,874
Residential real estate - Jr lien	44,549,279	45,256,862	43,962,578
Consumer	4,758,597	5,268,680	6,311,739
Gross Loans	530,503,023	502,864,651	506,048,119
Deduct (add):
Allowance for loan losses	5,641,227	5,438,099	5,436,313
Deferred net loan costs	(353,548)	(318,651)	(318,452)
Net Loans	$525,215,344	$497,745,203	$500,930,258

The following is an age analysis of loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

							90 Days or
		90 Days	Total			Non-Accrual	More and
September 30, 2018	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$133,884	$0	$133,884	$88,986,942	$89,120,826	$97,936	$0
Commercial real estate	463,307	195,354	658,661	223,561,668	224,220,329	1,869,717	0
Residential real estate
- 1st lien	1,134,943	1,926,540	3,061,483	164,792,509	167,853,992	1,959,124	1,075,393
- Jr lien	312,418	385,253	697,671	43,851,608	44,549,279	420,624	103,298
Consumer	30,418	8,631	39,049	4,719,548	4,758,597	0	8,631
	$2,074,970	$2,515,778	$4,590,748	$525,912,275	$530,503,023	$4,347,401	$1,187,322

							90 Days or
		90 Days	Total			Non-Accrual	More and
December 31, 2017	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$308,712	$0	$308,712	$76,802,035	$77,110,747	$98,806	$0
Commercial real estate	1,482,982	418,255	1,901,237	205,142,990	207,044,227	1,065,385	0
Residential real estate
- 1st lien	4,238,933	2,011,419	6,250,352	161,933,783	168,184,135	1,585,473	1,249,241
- Jr lien	156,101	168,517	324,618	44,932,244	45,256,862	346,912	0
Consumer	80,384	1,484	81,868	5,186,812	5,268,680	0	1,484
	$6,267,112	$2,599,675	$8,866,787	$493,997,864	$502,864,651	$3,096,576	$1,250,725

							90 Days or
		90 Days	Total			Non-Accrual	More and
September 30, 2017	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$76,185	$0	$76,185	$77,528,075	$77,604,260	$48,385	$0
Commercial real estate	1,186,687	228,621	1,415,308	209,568,360	210,983,668	714,720	15,011
Residential real estate
- 1st lien	1,366,466	1,823,490	3,189,956	163,995,918	167,185,874	1,511,891	725,581
- Jr lien	454,613	261,256	715,869	43,246,709	43,962,578	450,192	64,292
Consumer	53,597	2,777	56,374	6,255,365	6,311,739	0	2,777
	$3,137,548	$2,316,144	$5,453,692	$500,594,427	$506,048,119	$2,725,188	$807,661

For all loan segments, loans over 30 days past due are considered delinquent.

As of the balance sheet dates presented, residential mortgage loans in process of foreclosure consisted of the following:

	Number of loans	Balance

September 30, 2018	8	$625,328
December 31, 2017	10	791,944
September 30, 2017	7	443,099

Allowance for loan losses

The ALL is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes that future payments of a loan balance are unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

Specific component

The specific component of the ALL relates to loans that are impaired. Impaired loans are loan(s) to a borrower that in the aggregate are greater than $100,000 and that are in non-accrual status or are TDRs regardless of amount. A specific allowance is established for an impaired loan when its estimated impaired basis is less than the carrying value of the loan. For all loan segments, except consumer loans, a loan is considered impaired when, based on current information and events, in management’s estimation it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant or temporary payment delays and payment shortfalls generally are not classified as impaired. Management evaluates the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and frequency of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

The tables below summarize changes in the ALL and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended September 30, 2018

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$785,089	$2,708,239	$1,398,041	$287,602	$51,635	$182,417	$5,413,023
Charge-offs	0	0	(591)	(12,174)	(37,327)	0	(50,092)
Recoveries	34,818	0	17,353	260	15,865	0	68,296
Provision (credit)	(34,687)	102,491	(18,277)	78,108	21,590	60,775	210,000
ALL ending balance	$785,220	$2,810,730	$1,396,526	$353,796	$51,763	$243,192	$5,641,227

As of or for the nine months ended September 30, 2018

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$675,687	$2,674,029	$1,460,547	$316,982	$43,303	$267,551	$5,438,099
Charge-offs	(131,273)	(124,645)	(79,025)	(36,174)	(110,715)	0	(481,832)
Recoveries	54,858	0	26,511	935	32,656	0	114,960
Provision (credit)	185,948	261,346	(11,507)	72,053	86,519	(24,359)	570,000
ALL ending balance	$785,220	$2,810,730	$1,396,526	$353,796	$51,763	$243,192	$5,641,227

ALL evaluated for impairment
Individually	$0	$0	$141,863	$82,236	$0	$0	$224,099
Collectively	785,220	2,810,730	1,254,663	271,560	51,763	243,192	5,417,128
	$785,220	$2,810,730	$1,396,526	$353,796	$51,763	$243,192	$5,641,227

Loans evaluated for impairment
Individually	$62,879	$1,879,008	$4,509,626	$369,591	$0		$6,821,104
Collectively	89,057,947	222,341,321	163,344,366	44,179,688	4,758,597		523,681,919
	$89,120,826	$224,220,329	$167,853,992	$44,549,279	$4,758,597		$530,503,023

As of or for the year ended December 31, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$726,848	$2,496,085	$1,369,757	$371,176	$83,973	$230,606	$5,278,445
Charge-offs	(20,000)	(160,207)	(159,533)	(118,359)	(124,042)	0	(582,141)
Recoveries	27,051	230	26,826	465	37,223	0	91,795
Provision (credit)	(58,212)	337,921	223,497	63,700	46,149	36,945	650,000
ALL ending balance	$675,687	$2,674,029	$1,460,547	$316,982	$43,303	$267,551	$5,438,099

ALL evaluated for impairment
Individually	$0	$69,015	$125,305	$26,353	$0	$0	$220,673
Collectively	675,687	2,605,014	1,335,242	290,629	43,303	267,551	5,217,426
	$675,687	$2,674,029	$1,460,547	$316,982	$43,303	$267,551	$5,438,099

Loans evaluated for impairment
Individually	$98,806	$1,306,057	$4,075,666	$300,759	$0		$5,781,288
Collectively	77,011,941	205,738,170	164,108,469	44,956,103	5,268,680		497,083,363
	$77,110,747	$207,044,227	$168,184,135	$45,256,862	$5,268,680		$502,864,651

As of or for the three months ended September 30, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$695,663	$2,530,215	$1,363,324	$374,364	$51,295	$359,517	$5,374,378
Charge-offs	0	0	(84,098)	0	(35,825)	0	(119,923)
Recoveries	19,151	0	4,621	60	8,026	0	31,858
Provision (credit)	(41,481)	113,047	136,764	11,115	28,115	(97,560)	150,000
ALL ending balance	$673,333	$2,643,262	$1,420,611	$385,539	$51,611	$261,957	$5,436,313

As of or for the nine months ended September 30, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$726,848	$2,496,085	$1,369,757	$371,176	$83,973	$230,606	$5,278,445
Charge-offs	0	(160,207)	(88,833)	(15,311)	(99,617)	0	(363,968)
Recoveries	23,469	231	14,838	180	33,118	0	71,836
Provision (credit)	(76,984)	307,153	124,849	29,494	34,137	31,351	450,000
ALL ending balance	$673,333	$2,643,262	$1,420,611	$385,539	$51,611	$261,957	$5,436,313

ALL evaluated for impairment
Individually	$0	$65,150	$153,570	$119,224	$0	$0	$337,944
Collectively	673,333	2,578,112	1,267,041	266,315	51,611	261,957	5,098,369
	$673,333	$2,643,262	$1,420,611	$385,539	$51,611	$261,957	$5,436,313

Loans evaluated for impairment
Individually	$48,385	$1,936,399	$3,760,913	$379,777	$0		$6,125,474
Collectively	77,555,875	209,047,269	163,424,961	43,582,801	6,311,739		499,922,645
	$77,604,260	$210,983,668	$167,185,874	$43,962,578	$6,311,739		$506,048,119

Impaired loans, by portfolio segment, were as follows:

	As of September 30, 2018
		Unpaid		Average	Average	Interest
	Recorded	Principal	Related	Recorded	Recorded	Income
	Investment	Balance	Allowance	Investment (1)	Investment (2)	Recognized (2)

Related allowance recorded
Commercial real estate	$0	$0	$0	$0	$72,073	$0
Residential real estate
- 1st lien	857,688	900,987	141,863	823,580	809,816	46,721
- Jr lien	217,869	220,712	82,236	112,833	95,126	571
	1,075,557	1,121,699	224,099	936,413	977,015	47,292

No related allowance recorded
Commercial & industrial	62,879	82,267		129,979	135,944	0
Commercial real estate	1,879,357	2,082,229		1,972,312	1,642,662	56,857
Residential real estate
- 1st lien	3,671,955	4,225,575		3,607,829	3,505,936	180,255
- Jr lien	151,731	152,678		224,653	216,944	0
	5,765,922	6,542,749		5,934,773	5,501,486	237,112

	$6,841,479	$7,664,448	$224,099	$6,871,186	$6,478,501	$284,404

(1) For the three months ended September 30, 2018
(2) For the nine months ended September 30, 2018

In the table above, recorded investment in impaired loans as of September 30, 2018 includes accrued interest receivable and deferred net loan costs of $20,375.

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

In the table above, recorded investment in impaired loans as of September 30, 2017 includes accrued interest receivable and deferred net loan costs of $20,822.

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of September 30, 2018

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$86,827,911	$215,278,568	$164,281,005	$43,803,524	$4,749,966	$514,940,974
Group B	81,835	472,925	247,891	33,515	0	836,166
Group C	2,211,080	8,468,836	3,325,096	712,240	8,631	14,725,883
	$89,120,826	$224,220,329	$167,853,992	$44,549,279	$4,758,597	$530,503,023

As of December 31, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$73,352,768	$194,066,034	$165,089,999	$44,687,951	$5,267,196	$482,463,948
Group B	617,526	4,609,847	282,671	37,598	0	5,547,642
Group C	3,140,453	8,368,346	2,811,465	531,313	1,484	14,853,061
	$77,110,747	$207,044,227	$168,184,135	$45,256,862	$5,268,680	$502,864,651

As of September 30, 2017

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Total

Group A	$74,066,398	$201,257,154	$164,684,918	$43,235,529	$6,308,962	$489,552,961
Group B	277,046	877,021	0	154,942	0	1,309,009
Group C	3,260,816	8,849,493	2,500,956	572,107	2,777	15,186,149
	$77,604,260	$210,983,668	$167,185,874	$43,962,578	$6,311,739	$506,048,119

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

New TDRs, by portfolio segment, during the periods presented were as follows:

	Three months ended September 30, 2018			Nine months ended September 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Residential real estate
- 1st lien	1	$49,108	$50,814	8	$947,671	$1,054,280

Year ended December 31, 2017		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Residential real estate
- 1st lien	4	$256,353	$287,385

	Three months ended September 30, 2017			Nine months ended September 30, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Residential real estate
- 1st lien	1	$80,323	$87,844	2	$122,180	$145,262

The TDRs for which there was a payment default during the twelve month periods presented were as follows:

Twelve months ended September 30, 2018	Number of	Recorded
	Contracts	Investment

Residential real estate – 1st lien	3	$479,652

Twelve months ended December 31, 2017	Number of	Recorded
	Contracts	Investment

Residential real estate - 1st lien	1	$87,696

Twelve months ended September 30, 2017	Number of	Recorded
	Contracts	Investment

Residential real estate – 1st lien	1	$87,844

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

The specific allowances related to TDRs as of the balance sheet dates are presented in the table below.

	September 30,	December 31,	September 30,
	2018	2017	2017

Specific Allocation	$142,767	$197,605	$216,939

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

Note 7. Fair Value

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company’s quality of earnings. The fair values of some of these assets and liabilities are measured on a recurring basis while others are measured on a non-recurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities AFS are recorded at fair value on a recurring basis. Other assets, such as MSRs, loans held-for-sale, impaired loans, and OREO are recorded at fair value on a non-recurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest). A brief description of each level follows.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below. There were no Level 1 or Level 3 assets or liabilities measured on a recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between Levels during 2018 or 2017.

Level 2	September 30, 2018	December 31, 2017	September 30, 2017
Assets: (market approach)
U.S. GSE debt securities	$13,567,760	$17,158,742	$15,256,844
Agency MBS	16,108,860	16,613,337	16,508,044
ABS and OAS	1,966,868	0	0
Other investments	7,283,895	4,678,574	4,954,785
	$38,927,383	$38,450,653	$36,719,673

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following table includes assets measured at fair value on a non-recurring basis that have had a fair value adjustment since their initial recognition. Impaired loans measured at fair value only include impaired loans with a related specific ALL and are presented net of specific allowances as disclosed in Note 5.

Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below. There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between Levels during 2018 or 2017.

Level 2	September 30, 2018	December 31, 2017	September 30, 2017
Assets: (market approach)
MSRs (1)	$1,020,873	$1,083,286	$1,113,034
Impaired loans, net of related allowance	129,043	135,630	0
OREO	198,235	284,235	324,235

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company's financial instruments were as follows:

September 30, 2018		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$40,398	$40,398	$0	$0	$40,398
Securities HTM	50,802	0	50,960	0	50,960
Securities AFS	38,927	0	38,927	0	38,927
Restricted equity securities	1,745	0	1,745	0	1,745
Loans and loans held-for-sale, net of ALL
Commercial & industrial	88,295	0	0	87,925	87,925
Commercial real estate	221,306	0	0	218,670	218,670
Residential real estate - 1st lien	166,842	0	0	163,511	163,511
Residential real estate - Jr lien	44,175	0	129	43,927	44,056
Consumer	4,705	0	0	4,797	4,797
MSRs (1)	1,021	0	1,438	0	1,438
Accrued interest receivable	2,216	0	2,216	0	2,216

Financial liabilities:
Deposits
Other deposits	542,798	0	540,845	0	540,845
Brokered deposits	42,687	0	42,627	0	42,627
Long-term borrowings	1,550	0	1,403	0	1,403
Repurchase agreements	30,679	0	30,679	0	30,679
Capital lease obligations	296	0	296	0	296
Subordinated debentures	12,887	0	12,808	0	12,808
Accrued interest payable	145	0	145	0	145

(1) Reported fair value represents all MSRs for loans serviced by the Company at September 30, 2018, regardless of carrying amount.

December 31, 2017		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$42,654	$42,654	$0	$0	$42,654
Securities HTM	48,825	0	48,796	0	48,796
Securities AFS	38,451	0	38,451	0	38,451
Restricted equity securities	1,704	0	1,704	0	1,704
Loans and loans held-for-sale, net of ALL
Commercial & industrial	76,394	0	0	76,799	76,799
Commercial real estate	204,260	0	136	204,697	204,833
Residential real estate - 1st lien	167,671	0	0	169,205	169,205
Residential real estate - Jr lien	44,916	0	0	45,207	45,207
Consumer	5,223	0	0	5,425	5,425
MSRs(1)	1,083	0	1,337	0	1,337
Accrued interest receivable	2,052	0	2,052	0	2,052

Financial liabilities:
Deposits
Other deposits	509,686	0	508,407	0	508,407
Brokered deposits	50,949	0	50,926	0	50,926
Long-term borrowings	3,550	0	3,191	0	3,191
Repurchase agreements	28,648	0	28,648	0	28,648
Capital lease obligations	382	0	382	0	382
Subordinated debentures	12,887	0	12,832	0	12,832
Accrued interest payable	101	0	101	0	101

(1) Reported fair value represents all MSRs for loans serviced by the Company at December 31, 2017, regardless of carrying amount.

September 30, 2017		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$29,720	$29,720	$0	$0	$29,720
Securities HTM	53,882	0	54,571	0	54,571
Securities AFS	36,720	0	36,720	0	36,720
Restricted equity securities	1,700	0	1,700	0	1,700
Loans and loans held-for-sale, net of ALL
Commercial & industrial	76,890	0	0	77,533	77,533
Commercial real estate	208,232	0	0	209,648	209,648
Residential real estate - 1st lien	166,366	0	0	168,903	168,903
Residential real estate - Jr lien	43,555	0	0	43,931	43,931
Consumer	6,256	0	0	6,491	6,491
MSRs (1)	1,113	0	1,289	0	1,289
Accrued interest receivable	1,893	0	1,893	0	1,893

Financial liabilities:
Deposits
Other deposits	502,963	0	502,203	0	502,203
Brokered deposits	53,789	0	53,786	0	53,786
Long-term borrowings	3,550	0	3,219	0	3,219
Repurchase agreements	27,459	0	27,459	0	27,459
Capital lease obligations	409	0	409	0	409
Subordinated debentures	12,887	0	12,844	0	12,844
Accrued interest payable	109	0	109	0	109

(1) Reported fair value represents all MSRs for loans serviced by the Company at September 30, 2017, regardless of carrying amount.

Note 8. Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2018	December 31, 2017	September 30, 2017

Balance at beginning of year	$1,083,286	$1,210,695	$1,210,695
MSRs capitalized	74,415	109,297	82,686
MSRs amortized	(136,828)	(236,706)	(180,347)
Balance at end of period	$1,020,873	$1,083,286	$1,113,034

There were no changes in the valuation allowance for the periods presented.

Note 9. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10. Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP. On September 14, 2018, the Company declared a cash dividend of $0.19 per common share payable November 1, 2018 to shareholders of record as of October 15, 2018. This dividend has been recorded as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Period Ended September 30, 2018

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly-owned subsidiary, Community National Bank (the Bank), as of September 30, 2018, December 31, 2017, and September 30, 2017, and its consolidated results of operations for the three- and nine-month interim periods presented.

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
●
changes in applicable accounting policies, practices and standards, including, without limitation, implementation of pending changes to the measurement of credit losses in financial statements under US GAAP pursuant to the CECL model;
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

OVERVIEW

The Company’s consolidated assets on September 30, 2018 were $694,499,557, an increase of $27,453,962, or 4.1%, from December 31, 2017 and an increase of $32,960,486, or 5.0%, from September 30, 2017. Net loans increased $27,470,141, or 5.5%, since December 31, 2017 and $24,285,086, or 4.9%, since September 30, 2017. The year to date and year over year increases in the loan portfolio were primarily attributable to growth in commercial loans and were funded with both core deposits and an increase in borrowed funds. There were changes in both of the investment portfolios, with the HTM portfolio noting an increase of $1,976,867, or 4.1%, from December 31, 2017 and a decrease of $3,080,455, or 5.7%, from September 30, 2017, while the AFS portfolio increased $476,730, or 1.2% from December 31, 2017 and $2,207,710, or 6.0% from September 30, 2017.

Total deposits increased $24,849,742 or 4.4%, since December 31, 2017 with a notable increase in wholesale time deposits of $21,644,907, or 102.9%, and a decrease of $9,131,325, or 9.8%, in money market funds attributable primarily to seasonal fluctuation in municipal deposits. The increase in wholesale time deposits is predominantly due to the use of this funding source as an alternative to short term borrowing from the FHLBB. In the year over year comparison, deposits increased $28,732,402, or 5.2%, with significant increases noted for interest-bearing transactions accounts of $17,078,773, or 13.4%, and other time deposits of $14,781,931, or 13.5%.

Interest income increased $696,857, or 10.2%, for the third quarter of 2018 compared to the same quarter in 2017, and $1,901,326, or 9.8%, for the first nine months of 2018 compared to the same period in 2017. Interest expense increased $423,953, or 53.3%, for the third quarter of 2018 compared to the same quarter in 2017, and $747,288, or 32.8%, for the first nine months of 2018 compared to the same period in 2017. The increase in interest income year over year is due to the higher average loan balances, which exceeded the nine month comparison period by $20.4 million, or 4.1%, as well as the continued increases in short-term rates. While the increase in short-term rates is having a positive impact on interest income, it is also continuing to put upward pressure on interest rates paid on deposit accounts. During the first nine months of 2018, the increase in short-term rates, coupled with the increase in average interest-bearing deposit account balances, resulted in an increase in interest paid on deposit accounts of $592,380, or 34.2%, year over year.

Net interest income after the provision for loan losses improved by $212,904, or 3.6%, for the third quarter of 2018 compared to the same quarter in 2017, and $1,034,038, or 6.2%, year over year, despite decreases in net spread of 15 bps and two bps, respectively. The charge to income for the provision for loan losses increased $60,000, or 40.0%, for the third quarter of 2018 and $120,000, or 26.7%, for the first nine months of 2018, compared to the same periods last year, in order to accommodate the continued increase in the loan portfolio. Please refer to the ALL and provisions discussion in the Credit Risk section for more information.

Net income for the third quarter of 2018 was $2,269,732, an increase of $476,783, or 26.6%, over net income of $1,792,949 for the third quarter of 2017. Net income for the first nine months of 2018 increased $1,548,250, or 32.9%, from $4,706,679 for 2017 to $6,254,929 for 2018. Net interest income contributed significantly to the Company’s increase in earnings in both periods. Increases in non-interest income of $93,546, or 6.5%, for the third quarter and $427,429, or 10.2%, for the first nine months of 2018 are also noted, while total non-interest expense increased slightly, by $32,216, or .7%, for the third quarter and $243,622, or 1.7%, for the first nine months of 2018. The increase in net income for the three- and nine-month periods ended September 20, 2018, also reflects the impact of the lower federal corporate tax rate under the 2017 Tax Act. Please refer to the Non-interest Income and Expense sections for more information.

On September 14, 2018, the Company's Board declared a quarterly cash dividend of $0.19 per common share, payable on November 1, 2018 to shareholders of record on October 15, 2018.

There were two favorable legal developments during the second quarter of 2018 that management believes will help lighten the regulatory burden on community banks and other small public companies and will reduce the unproductive diversion of management resources resulting from excessive regulation. In May, Congress enacted the 2018 Regulatory Relief Act, which rolls back some of the regulatory excesses of the Dodd-Frank Act and contains provisions aimed specifically at relieving some of the regulatory burdens on community banks, including simplifying the calculation of regulatory capital. In addition, the SEC recently adopted regulations increasing the thresholds for companies to qualify as smaller reporting companies, which are permitted to utilize the SEC’s scaled disclosure requirements. The Company intends to avail itself of the opportunity to provide scaled disclosures where management and the Board deem it appropriate.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are fundamental to understanding the Company’s results of operations and financial condition because they require management to use estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results, sometimes in material respects. These policies are considered by management to be critical because they require subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The Company’s critical accounting policies govern:

● the ALL;
● OREO;
● valuation of residential MSRs;
● OTTI of investment securities; and
● the carrying value of goodwill.

These policies are described further in the Company’s 2017 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. There were no material changes during the first nine months of 2018 in the Company’s critical accounting policies.

RESULTS OF OPERATIONS

Net income for the third quarter of 2018 was $2,269,732, or $0.44 per common share, compared to $1,792,949, or $0.35 per common share, for the same quarter of 2017. Net income for the first nine months of 2018 was $6,254,929, or $1.20 per common share, compared to $4,706,679, or $0.91 per common share, for 2017. Core earnings (net interest income) for the third quarter of 2018 increased $272,904, or 4.5%, compared to the same quarter in 2017, and $1,154,038, or 6.7%, year over year. The loan mix continued to shift in favor of higher yielding commercial loans, while the deposit mix experienced an increase in non-maturity deposits, both of which have benefitted the Company’s net interest income. Interest paid on deposits, which is the major component of total interest expense, increased $291,827, or 46.4%, for the third quarter of 2018 compared to the same quarter of 2017, and $592,380, or 34.2%, year over year, reflecting the increases in short term rates and higher average interest-bearing deposit balances. The continuing increases in the prime rate also had an impact on the interest paid on the junior subordinated debentures, contributing to the increase in interest expense in both comparison periods. The Company recorded a provision for loan losses of $210,000 for the third quarter of 2018 and $570,000 for the first nine months of 2018, compared to $150,000 and $450,000, respectively in 2017, reflecting the growth in the loan portfolio between periods.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized for the comparison periods.

	Three Months Ended September 30,
	2018	2017
Return on Average Assets	1.38%	1.09%
Return on Average Equity	14.99%	12.53%

	Nine Months Ended September 30,
	2018	2017
Return on Average Assets	1.26%	0.98%
Return on Average Equity	14.16%	11.29%

The following table summarizes the earnings performance and certain balance sheet data of the Company for the periods presented.

SELECTED FINANCIAL DATA (Unaudited)

	September 30,	December 31,	September 30,
	2018	2017	2017
Balance Sheet Data
Net loans	$525,215,344	$497,745,203	$500,930,258
Total assets	694,499,557	667,045,595	661,539,071
Total deposits	585,484,722	560,634,980	556,752,320
Borrowed funds	1,550,000	3,550,000	3,550,000
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Total liabilities	633,607,642	609,109,741	604,318,331
Total shareholders' equity	60,891,915	57,935,854	57,220,740

Book value per common share outstanding	$11.42	$10.84	$10.73

	Nine Months Ended September 30,
	2018	2017
Operating Data
Total interest income	$21,322,719	$19,421,393
Total interest expense	3,027,393	2,280,105
Net interest income	18,295,326	17,141,288

Provision for loan losses	570,000	450,000
Net interest income after provision for loan losses	17,725,326	16,691,288

Non-interest income	4,628,625	4,201,196
Non-interest expense	14,709,424	14,465,802
Income before income taxes	7,644,527	6,426,682
Applicable income tax expense(1)	1,389,598	1,720,003

Net Income	$6,254,929	$4,706,679

Per Common Share Data
Earnings per common share (2)	$1.20	$0.91
Dividends declared per common share	$0.55	$0.51
Weighted average number of common shares outstanding	5,131,654	5,077,473
Number of common shares outstanding, period end	5,157,258	5,100,675

(1) Applicable income tax expense assumes a 21% and 34% tax rate for 2018 and 2017, respectively.
(2) Computed based on the weighted average number of common shares outstanding during the periods presented.

INTEREST INCOME VERSUS INTEREST EXPENSE (NET INTEREST INCOME)

The largest component of the Company’s operating income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and other sources of funds (i.e., borrowings). The Company’s level of net interest income can fluctuate over time due to changes in the level and mix of earning assets and sources of funds (volume), and changes in the yield earned and costs of funds (rate). A portion of the Company’s income from municipal investments is not subject to income taxes. Because the proportion of tax-exempt items in the Company's portfolio varies from year-to-year, to improve comparability of information, the non-taxable income shown in the tables below has been converted to a tax equivalent basis. The Company’s corporate tax rate is 21% for 2018 and was 34% for previous years. Therefore, to equalize tax-free and taxable income in the comparison, we divide the tax-free income by 79% for 2018 and 66% for 2017, with the result that every tax-free dollar is equivalent to $1.27 and $1.52, in taxable income for the two periods, respectively.

The Company’s tax-exempt interest income of $330,962 and $332,102 for the three months ended September 30, 2018 and 2017, respectively, and $953,606 and $992,831 for the nine months ended September 30, 2018 and 2017, respectively, was derived from municipal investments, which comprised the entire HTM portfolio of $50,801,832 at September 30, 2018, and $53,882,287 at September 30, 2017.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the comparison periods presented.

	Three Months Ended September 30,
	2018	2017

Net interest income as presented	$6,296,877	$6,023,973
Effect of tax-exempt income	87,978	171,083
Net interest income, tax equivalent	$6,384,855	$6,195,056

	Nine Months Ended September 30,
	2018	2017

Net interest income as presented	$18,295,326	$17,141,288
Effect of tax-exempt income	253,490	511,458
Net interest income, tax equivalent	$18,548,816	$17,652,746

The following tables present average interest-earning assets and average interest-bearing liabilities supporting earning assets. Interest income (excluding interest on non-accrual loans) is expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented, utilizing an effective tax rate of 21% for the three- and nine-month periods ended September 30, 2018 and 34% for the 2017 comparison periods.

	Three Months Ended September 30,
		2018			2017
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$530,888,833	$6,835,452	5.11%	$506,853,347	$6,244,899	4.89%
Taxable investment securities	37,311,866	228,497	2.43%	35,519,175	171,880	1.92%
Tax-exempt investment securities	49,106,752	418,939	3.38%	49,608,712	503,185	4.02%
Sweep and interest-earning accounts	15,736,866	85,524	2.13%	10,355,461	29,964	1.15%
Other investments (2)	2,516,383	36,587	5.95%	2,195,121	41,320	7.47%
	$635,560,700	$7,604,999	4.75%	$604,531,816	$6,991,248	4.59%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$129,329,266	$165,856	0.51%	$115,801,161	$91,951	0.32%
Money market accounts	84,309,511	283,388	1.33%	84,791,867	187,889	0.88%
Savings deposits	100,816,941	35,870	0.14%	99,061,882	32,277	0.13%
Time deposits	130,792,374	435,247	1.32%	133,068,701	316,417	0.94%
Borrowed funds	11,699,457	58,759	1.99%	4,535,815	3,644	0.32%
Repurchase agreements	30,096,655	60,049	0.79%	27,263,645	20,564	0.30%
Capital lease obligations	306,646	6,315	8.24%	418,393	8,569	8.19%
Junior subordinated debentures	12,887,000	174,661	5.38%	12,887,000	134,881	4.15%
	$500,237,850	$1,220,145	0.97%	$477,828,464	$796,192	0.66%

Net interest income		$6,384,854			$6,195,056
Net interest spread (3)			3.78%			3.93%
Net interest margin (4)			3.99%			4.07%

(1) Included in gross loans are non-accrual loans with an average balance of $4,185,018 and $2,596,724 for the three months ended September 30, 2018 and 2017, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale.
(2) Included in other investments is the Company’s FHLBB Stock with an average balance of $1,167,654 and $1,219,971 for the three months ended September 30, 2018 and 2017, respectively, and a dividend rate of approximately
5.87% and 4.22%, respectively, per quarter.
(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average earning assets.

	Nine Months Ended September 30,
		2018			2017
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$515,558,758	$19,363,489	5.02%	$495,170,740	$17,737,531	4.79%
Taxable investment securities	37,680,536	652,398	2.31%	35,001,161	488,250	1.87%
Tax-exempt investment securities	48,169,647	1,207,096	3.35%	51,924,841	1,504,289	3.87%
Sweep and interest-earning accounts	17,448,217	257,091	1.97%	11,938,565	84,802	0.95%
Other investments (2)	2,287,439	96,135	5.62%	2,545,091	117,979	6.20%
	$621,144,597	$21,576,209	4.64%	$596,580,398	$19,932,851	4.47%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$127,206,882	$396,923	0.42%	$116,594,941	$216,227	0.25%
Money market accounts	95,192,325	837,291	1.18%	85,819,418	595,162	0.93%
Savings deposits	99,284,051	97,688	0.13%	96,382,338	91,597	0.13%
Time deposits	118,247,883	994,910	1.12%	125,015,108	831,446	0.89%
Borrowed funds	6,779,670	69,520	1.37%	12,140,165	65,311	0.72%
Repurchase agreements	30,395,047	128,896	0.57%	28,768,193	64,326	0.30%
Capital lease obligations	334,817	20,679	8.23%	442,977	27,181	8.18%
Junior subordinated debentures	12,887,000	481,486	5.00%	12,887,000	388,855	4.03%
	$490,327,675	$3,027,393	0.83%	$478,050,140	$2,280,105	0.64%

Net interest income		$18,548,816			$17,652,746
Net interest spread (3)			3.81%			3.83%
Net interest margin (4)			3.99%			3.96%

(1) Included in gross loans are non-accrual loans with an average balance of $3,917,1283 and $2,565,181 for the nine months ended September 30, 2018 and 2017, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale.
(2) Included in other investments is the Company’s FHLBB Stock with average balances of $1,246,025 and $1,569,941 respectively, and a dividend rate of approximately 5.92% and 4.19%, respectively, for the first nine months of
2018 and 2017, respectively.
(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three- and nine-month periods ended September 30, 2018 increased 5.1% and 4.1%, respectively, compared to the same periods last year. Average yield on interest-earning assets for the third quarter increased 16 bps, to 4.75%, compared to 4.59% for the same period last year, and increased 17 bps for the nine months ended September 30, 2018, to 4.64%, from 4.47% for the same period last year.

The average volume of loans increased over the three- and nine-month comparison periods of 2018 versus 2017, by 4.7% and 4.1%, respectively, while the average yield on loans increased 22 bps for the third quarter, to 5.11%, compared to 4.89% for the third quarter of 2017, and 23 bps for the nine months ended September 30, 2018, to 5.02%, from 4.79% for the same period in 2017. These increases reflected a combination of the steadily increasing federal funds rate over the periods noted, and a shift in asset mix toward commercial loans; however, this has been partially offset by continued pressure on medium term (5-10 year) fixed rates. Interest earned on the loan portfolio as a percentage of total interest income increased slightly in both comparison periods, comprising 89.9% and 89.7% for the three- and nine-month comparison periods of 2018, versus 89.3% and 89.0%, respectively, for the comparison periods last year.

The average volume of the taxable investment portfolio (classified as AFS) increased 5.1% during the third quarter of 2018 and 7.7% year to date, compared to the same periods last year. These increases are due primarily to management’s continued effort to incrementally grow the investment portfolio as the balance sheet grows in order to provide additional liquidity and pledge quality assets.  Average yields on the taxable investment portfolio increased 51 bps and 44 bps, respectively, during the three- and nine-month periods of 2018 compared to the same periods last year, due primarily to rising market rates, as the mix of the portfolio remained relatively stable.  The average volume of the tax-exempt portfolio (classified as HTM and consisting entirely of municipal securities) decreased 1.0% during the third quarter of 2018 and 7.2% year to date, compared to the same periods last year, as competitive pressures for municipal loan and deposit relationships increase and market pricing has not yet fully reflected the effect of lower federal tax rates under the 2017 Tax Act. The average tax-equivalent yield on the tax-exempt portfolio decreased 64 bps during the third quarter of 2018, and 52 bps for the nine-month period ended September 30, 2018, compared to the same periods last year, due to the effect of the lower tax rate on the existing tax-exempt portfolio.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest-bearing account at the FRBB and two correspondent banks, increased 52.0% during the three-month period and 46.2% during the nine-month period ended September 30, 2018, compared to the same periods last year, and the average yield on these funds increased 98 bps and 102 bps, respectively. These increases in average volume are attributable to a higher balance of cash periodically held on hand in anticipation of funding loan growth and other liquidity needs. The increases in average rate are directly related to the increases in the federal funds rate.

The average volume of interest-bearing liabilities for the three- and nine-month periods ended September 30, 2018 increased 4.7% and 2.6%, respectively, compared to the same periods last year. The average rate paid on interest-bearing liabilities increased 31 bps during the third quarter of 2018 and 19 bps during the first nine months of 2018, compared to the same periods last year, reflecting the rising rate environment and competitive pressures in deposit pricing.

The average volume of interest-bearing transaction accounts increased 11.7% and 9.1%, respectively, during the third quarter and first nine months of 2018, compared to the same periods last year, and the average rate paid on these accounts increased 19 bps and 17 bps, respectively. The average volume of money market accounts decreased 0.6% during the three-month period, while increasing 10.9% during the nine-month period ended September 30, 2018 compared to the same periods in 2017, and the average rate paid on these deposits increased 45 bps and 25 bps, respectively. The average volume of savings accounts increased 1.8% for the three-month period and 3.0% for the nine-month period of 2018 versus 2017. Some of the increase is due to the continued shift in product mix from retail time deposits to savings accounts as consumers anticipate higher rates in the near future. Following the most recent increase in short term rates, there has been more pressure for higher rates from the more rate sensitive deposit holders and the local market is now showing signs of a willingness to pay higher rates on deposit products. The brokered deposit market is still considered a beneficial source of funding to help smooth out the fluctuations in core deposit balances without the need to disrupt deposit pricing in the Company’s local markets. These funds can be obtained relatively quickly on an as-needed basis, making them a valuable alternative to traditional term borrowings from the FHLBB.

The average volume of borrowed funds increased $7,163,642, or 157.9%, and decreased $5,381,405, or 44.2%, respectively, for the three- and nine-month periods of 2018 versus the 2017 comparison periods. The average rate paid on these borrowings increased 167 bps for the three-month period, and 65 bps for the nine-month period in 2018 as compared to the same periods in 2017. The increase in the average rate paid is attributable in part to an increase in the average volume of overnight funds during the three-month comparison period of 2018. In addition, the average volume of repurchase agreements increased 10.4% and 5.7%, respectively, for three- and nine-month periods ended September 30, 2018, compared to the same periods in 2017, while the average rate paid on repurchase agreements increased 49 bps and 27 bps, respectively, compared to the same periods in 2017.

Between the three-month periods ended September 30, 2018 and 2017, the average yield on interest-earning assets increased 16 bps, while the average rate paid on interest-bearing liabilities increased 31 bps. Between the nine months ended September 30, 2018 and 2017, the average yield on interest-earning assets increased 17 bps, while the average rate paid on interest-bearing liabilities increased 19 bps. Net interest spread for the third quarter of 2018 was 3.78%, a decrease of 15 bps from 3.93% for the same period in 2017, and 3.81% for the first nine months of 2018, a decrease of two bps, from 3.83% for the same period last year. Net interest margin decreased eight bps during the third quarter of 2018 compared to the third quarter of 2017, while increasing three bps during the nine-month comparison periods of 2018 and 2017.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2018 and 2017 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)(2)	Volume (1)(2)	Variance	Rate (1)(2)	Volume (1)(2)	Variance
Average Interest-Earning Assets
Loans	$294,304	$296,249	$590,553	$895,525	$730,433	$1,625,958
Taxable investment securities	47,941	8,676	56,617	126,673	37,475	164,148
Tax-exempt investment securities	(79,969)	(4,276)	(84,246)	(203,102)	(94,091)	(297,193)
Sweep and interest-earning accounts	38,836	15,599	55,560	133,140	39,149	172,289
Other investments	(9,657)	6,049	(4,733)	(11,014)	(10,830)	(21,844)
	$291,455	$322,297	$613,751	$941,222	$702,136	$1,643,358

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$62,994	$10,911	$73,905	$160,853	$19,843	$180,696
Money market accounts	97,116	(1,617)	95,499	176,932	65,197	242,129
Savings deposits	3,018	575	3,593	3,270	2,821	6,091
Time deposits	126,404	(7,574)	118,830	220,153	(56,689)	163,464
Borrowed funds	49,337	5,778	55,115	59,137	(54,928)	4,209
Repurchase agreements	37,343	2,142	39,485	60,920	3,650	64,570
Capital lease obligations	67	(2,321)	(2,254)	156	(6,658)	(6,502)
Junior subordinated debentures	39,780	0	39,780	92,631	0	92,631
	$416,059	$7,894	$423,953	$774,052	$(26,764)	$747,288

Changes in net interest income	$(124,604)	$314,403	$189,798	$167,170	$728,900	$896,070

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented are as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	Income	Percent	2018	2017	Income	Percent

Service fees	$820,956	$773,419	$47,537	6.15%	$2,401,769	$2,293,773	$107,996	4.71%
Income from sold loans	212,105	185,844	26,261	14.13%	586,434	560,210	26,224	4.68%
Other income from loans	232,485	222,026	10,459	4.71%	643,107	616,931	26,176	4.24%
Net realized (loss) gain on sale of securities AFS	(9,741)	1,246	(10,987)	-881.78%	(19,977)	4,647	(24,624)	-529.89%
Other income
Income from CFSG Partners	159,000	116,059	42,941	37.00%	429,786	314,573	115,213	36.63%
SERP fair value adjustment	0	(2,179)	2,179	-100.00%	0	45,312	(45,312)	-100.00%
Rental income	2,428	15,625	(13,197)	-84.46%	27,937	46,466	(18,529)	-39.88%
Gain on sale of property	0	0	0	100.00%	263,118	0	263,118	100.00%
Other miscellaneous income	127,988	152,832	(24,844)	-16.26%	324,388	365,750	(41,362)	-11.31%
Total non-interest income	$1,542,793	$1,449,247	$93,546	6.45%	$4,628,625	$4,201,196	$427,429	10.17%

Total non-interest income increased $93,546, or 6.5%, for the third quarter of 2018 and $427,429, or 10.2%, for the first nine months of 2018 versus the same periods in 2017, with significant changes noted in the following:

●
Service fees on deposit accounts increased $47,537, or 6.2%, for the third quarter and $107,996, or 4.7%, year over year due primarily to an increase in fee income from interchange income and overdraft charges.

●
A realized loss on sale of securities AFS of $9,741 for the third quarter of 2018 and $19,977 for the first nine months of 2018, compared to realized gains of $1,246 and $4,647, respectively, for the same periods in 2017 are the result of sales of low-yielding, short-duration securities held in the Company’s AFS portfolio which were replaced with higher-yielding investments available in the current market. Management expects that the higher interest income earned by the replacement securities will quickly recover any realized losses.

●
Income from CFSG Partners increased $42,941, or 37.0%, for the third quarter and $115,213, or 36.6%, year over year due to an increase in fee income, which is generally based on the market value of assets under management.

●
There were SERP fair value adjustments of $2,179 for the third quarter and $45,312 for the first nine months of 2017, with none during 2018. The final payment of SERP benefits to the last participant was made on July 1, 2017 and the related asset was liquidated shortly thereafter.

●
Rental income decreased $13,197, or 84.5%, for the third quarter and $18,529, or 39.9%, year over year due to the sale of the office condominium unit to CFSG.

●
Gain on sale of property of $263,118 during the first nine months of 2018 was directly related to the sale of an office condominium unit to the Company’s affiliate, CFSG, during the second quarter. Prior to the sale, CFSG had rented this unit from the Company since its formation in 2002.

Non-interest Expense

The components of non-interest expense for the periods presented are as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	Expense	Percent	2018	2017	Expense	Percent

Salaries and wages	$1,730,386	$1,653,751	$76,635	4.63%	$5,260,388	$5,068,626	$191,762	3.78%
Employee benefits	695,735	682,944	12,791	1.87%	2,092,039	2,016,923	75,116	3.72%
Occupancy expenses, net	629,389	614,817	14,572	2.37%	1,961,859	1,963,543	(1,684)	-0.09%
Other expenses
Service contracts - administrative	133,177	116,863	16,314	13.96%	380,338	313,526	66,812	21.31%
Marketing expense	138,501	135,498	3,003	2.22%	415,503	382,996	32,507	8.49%
Audit Fees	95,751	73,774	21,977	29.79%	299,128	259,764	39,364	15.15%
Consultant services	59,368	61,113	(1,745)	-2.86%	202,604	162,935	39,669	24.35%
Collection & non-accruing loan expense	25,755	15,455	10,300	66.65%	119,254	36,165	83,089	229.75%
Amortization of CDI	0	68,175	(68,175)	-100.00%	0	204,525	(204,525)	-100.00%
Other miscellaneous expenses	1,366,270	1,419,726	(53,456)	-3.77%	3,978,311	4,056,799	(78,488)	-1.93%
Total non-interest expense	$4,874,332	$4,842,116	$32,216	0.67%	$14,709,424	$14,465,802	$243,622	1.68%

Total non-interest expense increased $32,216, or 0.7%, for the third quarter of 2018 and $243,622, or 1.7%, for the first nine months of 2018, compared to the same periods in 2017 with significant changes noted in the following:

●
Salaries and wages increased $76,635, or 4.6%, for the third quarter and $191,762, or 3.8%, year over year. These increases were mostly due to a one-time bonus paid to all employees, except the executive officers, as well as a $0.25 increase per hour to all employees, other than the executive officers. The bonus was paid, and the increase was effective, in September 2018.

●
Employee benefits increased $12,791, or 1.9%, for the third quarter and $75,116, or 3.7%, year over year due to increases in the cost of the employee health insurance plan.

●
Service contracts – administrative increased $16,314 or 14.0% for the third quarter of 2018 and $66,812, or 21.3%, year over year due to the increasing cost to support information technology and branch infrastructure.

●
Marketing expense increased $3,003, or 2.2%, for the third quarter and $32,507, or 8.5%, year over year due to the Company’s strategic decision to enhance marketing efforts, including a shift to television ads from paper and radio and marketing efforts to promote strategic initiatives.

●
Audit fees increased $21,977, or 29.8%, for the third quarter and $39,364, or 15.2%, year over year due to increased audit requirements on internal control over financial reporting as the Company transitioned to accelerated filer status for SEC reporting purposes.

●
Consultant services decreased $1,745, or 2.9%, for the third quarter while increasing $39,669, or 24.4%, year over year, mostly due to a contract with a consultant for technology related projects.

●
Collection & non-accruing loan expense increased $10,300, or 66.7%, for the third quarter and $83,089, or 229.8%, year over year. Expenses on non-performing loans are increasing due to the length of time it takes to go through the foreclosure process, contributing to the increase in both periods. The variance year over year is due primarily to non-recurring recovery of expenses of approximately $30,000 in the first quarter of 2017 compared to none in 2018.

●
The CDI from the 2007 acquisition of LyndonBank was fully amortized in 2017, accounting for the absence of a CDI amortization expense during 2018, compared to an expense of $68,175 and $204,525 for the three- and nine-month periods ended September 30, 2017, respectively.

APPLICABLE INCOME TAXES

The provision for income taxes decreased in both periods, by $202,549, or 29.4%, to $485,606 for the third quarter of 2018 compared to $688,155 for the same period in 2017, and $330,405, or 19.2%, to $1,389,598 for the first nine months of 2018 compared to $1,720,003 for the same period in 2017. This decrease is due primarily to a decrease in the corporate tax rate from 34% to 21% effective January 1, 2018, resulting from passage of the 2017 Tax Act. Income before taxes increased $274,234, or 11.1%, for the third quarter of 2018 compared to the same quarter in 2017, and $1,217,845, or 19.0%, for the first nine months of 2018 compared to the same period in 2017. Tax credits related to limited partnerships amounted to $100,140 and $106,599, respectively, for the third quarters of 2018 and 2017, and $300,420 and $319,797, respectively, for the first nine months of 2018 compared to 2017.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $94,371 and $105,414, respectively, for the third quarter of 2018 and 2017, and $283,113 and $316,242 for the first nine months of 2018 and 2017, respectively. These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective yield between 7% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	September 30, 2018		December 31, 2017		September 30, 2017
Assets
Loans	$530,503,023	76.39%	$502,864,651	75.39%	$506,048,119	76.50%
Securities AFS	38,927,383	5.61%	38,450,653	5.76%	36,719,673	5.55%
Securities HTM	50,801,832	7.31%	48,824,965	7.32%	53,882,287	8.14%

Liabilities
Demand deposits	117,735,114	16.95%	117,245,565	17.58%	115,930,899	17.52%
Interest-bearing transaction accounts	144,505,290	20.81%	132,633,533	19.88%	127,426,517	19.26%
Money market accounts	84,260,680	12.13%	93,392,005	14.00%	85,947,545	12.99%
Savings deposits	98,664,688	14.21%	97,516,284	14.62%	99,439,616	15.03%
Time deposits	140,318,950	20.20%	119,847,593	17.97%	128,007,743	19.35%
Long-term advances	1,550,000	0.22%	3,550,000	0.53%	3,550,000	0.54%

The Company's total loan portfolio at September 30, 2018 increased $27,638,372, or 5.5%, from December 31, 2017 and $24,454,904, or 4.8%, year over year. AFS securities increased $476,730 or 1.2%, year to date, and $2,207,710, or 6.0%, year over year. As assets have grown, management has sought to increase the AFS portfolio in order to maintain its size proportional to the overall asset base, as this portfolio serves an important role in the Company’s liquidity position. HTM securities increased $1,976,867 or 4.1%, year to date, while decreasing $3,080,455, or 5.7%, year over year. HTM securities consist entirely of investments from the Company’s municipal customers in its service areas. The moderate increase from year end 2017 and the decrease at September 30, 2018 compared to September 30, 2017 reflects the increasing competition for municipal relationships in our market.

Total deposits increased $24,849,742, or 4.4%, from December 31, 2017 to September 30, 2018, and $28,732,402, or 5.2%, year over year. Demand deposits increased $489,549, or 0.4%, year to date and $1,804,215, or 1.6%, year over year. Business checking accounts account for most of the fluctuations in balances with an increase in balances of $1,772,565 year to date, and an increase of $4,077,065 year over year. With the improving economy, the Company is seeing growth in the business customer base and improvements in financial health of existing business customers. Interest-bearing transaction accounts increased $11,871,757, or 9.0%, from December 31, 2017 and $17,078,773, or 13.4%, year over year. Interest-bearing DDAs are made up of both business and consumer accounts, and account for a good portion of the increase with increases of $6,388,305, or 10.1%, year to date and $3,793,684, or 5.7%, year over year. ICS DDAs increased $5,031,113 or 50.6%, year to date and $6,866,096, or 84.6% year over year. Money market accounts decreased $9,131,325, or 9.8%, year to date, and $1,686,865, or 2.0%, year over year. The year to date decrease is attributable to the seasonal municipal deposit decline. Savings deposits increased $1,148,404, or 1.2%, year to date, while decreasing $774,928, or 0.8%, year over year. Time deposits increased $20,471,357, or 17.1%, year to date and $12,311,207, or 9.6%, year over year. These increases were primarily driven by increases in wholesale time deposits of $21,644,907 year to date and $14,743,812 year over year, offset in part by decreases in retail time deposits of $1,173,550 and $2,432,605, respectively. There were no overnight purchases for any of the periods presented, but there were outstanding long-term advances from the FHLBB of $1,550,000 at September 30, 2018 and $3,550,000 at December 31, 2017 and September 30, 2017. See “Liquidity and Capital Resources” section for a discussion on the change in long-term advances during 2018.

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

Under the Company’s interest rate sensitivity modeling, with the continued asset sensitive balance sheet, in a rising rate environment, interest income is expected to trend upward as the short-term asset base (cash and adjustable rate loans) quickly cycle upward. However, as rates continue to rise, the cost of wholesale funds increases and pressure to increase rates paid on the retail funding base is increasing, putting pressure on NII and reducing the benefit to rising rates. In a falling rate environment, NII is expected to trend slightly downward compared with the current rate environment scenario for the first year of the simulation as asset yield erosion is not fully offset by decreasing funding costs. Thereafter, net interest income is projected to experience sustained downward pressure as funding costs reach their assumed floors and asset yields continue to reprice into the lower rate environment. The recent increases in the federal funds rate have generated a positive impact to the Company’s NII as variable rate loans reprice; however the behavior of the long end of the yield curve will also be very important to the Company’s margins going forward, as funding costs continue to rise and the long end remains relatively anchored.

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning September 30, 2018:

Rate Change	Percent Change in NII

Down 100 bps	-1.6%
Up 200 bps	2.0%

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

Residential mortgages represent 40.0% of the Company’s loan balances; that level has been on a gradual decline in recent years, with a strategic shift to commercial lending. The Company maintains a mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by PMI. A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. Junior lien home equity products make up 21.0% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

Consistent with the strategic focus on commercial lending, commercial & industrial and CRE loan demand continued through 2017 and into 2018 with the funding of construction projects and draws on lines of credit. The increase in CRE loans during 2018 is being driven by a combination of construction draws and new CRE term loans, while the rise in commercial & industrial loan balances is being driven by new loans and lines of credit in addition to seasonal draws on existing commercial lines of credit. Commercial & industrial and CRE loans together comprised 59.1% of the Company’s loan portfolio at September 30, 2018, 56.5% at December 31, 2017 and 57.0% at September 30, 2017. The increase in the absolute and relative size of the commercial loan portfolio has also increased geographic diversification, with much of the growth in commercial loans occurring along the I-89 corridor from White River Junction through Chittenden County, outside the Company’s primary banking markets.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	September 30, 2018		December 31, 2017		September 30, 2017

Commercial & industrial	$89,120,826	16.80%	$77,110,747	15.33%	$77,604,260	15.33%
Commercial real estate	224,220,329	42.26%	207,044,227	41.17%	210,983,668	41.69%
Residential real estate - 1st lien	167,853,992	31.64%	168,184,135	33.45%	167,185,874	33.04%
Residential real estate - Jr lien	44,549,279	8.40%	45,256,862	9.00%	43,962,578	8.69%
Consumer	4,758,597	0.90%	5,268,680	1.05%	6,311,739	1.25%
Total loans	530,503,023	100.00%	502,864,651	100.00%	506,048,119	100.00%
Deduct (add):
Allowance for loan losses	5,641,227		5,438,099		5,436,313
Deferred net loan costs	(353,548)		(318,651)		(318,452)
Net loans	$525,215,344		$497,745,203		$500,930,258

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD. At September 30, 2018, the Company had $28,112,585 in guaranteed loans with guaranteed balances of $21,208,209, compared to $25,457,081 in guaranteed loans with guaranteed balances of $19,101,965 at December 31, 2017 and $26,557,438 in guaranteed loans with guaranteed balances of $19,693,638 at September 30, 2017.

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

The Company’s non-performing assets increased $1,101,422, or 23.8%, during the first nine months of 2018. The increase is attributable primarily to a combination of several residential real estate loans and several commercial real estate loans moving into non-accrual status. Claims receivable on related government guarantees were $189,719 at September 30, 2018 compared to $6,771 at December 31, 2017 and $0 at September 30, 2017, with numerous RD and SBA claims settled and paid throughout 2017, and three new claims pending settlement in 2018. Non-performing loans as of September 30, 2018 carried RD and SBA guarantees totaling $384,082, compared to $59,617 at December 31, 2017 and $49,153 at September 30, 2017.

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	September 30, 2018		December 31, 2017		September 30, 2017

Loans past due 90 days or more
and still accruing (1)
Commercial real estate	$0	0.00%	$0	0.00%	15,011	0.39%
Residential real estate - 1st lien	1,075,393	18.76%	1,249,241	26.97%	725,581	18.81%
Residential real estate - Jr lien	103,298	1.80%	0	0.00%	64,292	1.67%
Consumer	8,631	0.15%	1,484	0.03%	2,777	0.07%
	1,187,322	20.71%	1,250,725	27.00%	807,661	20.94%

Non-accrual loans (1)
Commercial & industrial	97,936	1.71%	98,806	2.14%	48,385	1.25%
Commercial real estate	1,869,717	32.61%	1,065,385	23.00%	714,720	18.53%
Residential real estate - 1st lien	1,959,124	34.17%	1,585,473	34.23%	1,511,891	39.20%
Residential real estate - Jr lien	420,624	7.34%	346,912	7.49%	450,192	11.67%
	4,347,401	75.83%	3,096,576	66.86%	2,725,188	70.65%

Other real estate owned	198,235	3.46%	284,235	6.14%	324,235	8.41%

	$5,732,958	100.00%	$4,631,536	100.00%	$3,857,084	100.00%

(1) No commercial & industrial loans were past due 90 days or more and no consumer loans were in non-accrual status as of the consolidated balance sheet dates presented. In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due.

The Company’s OREO portfolio consisted of two commercial properties at September 30, 2018, compared to one residential and one commercial property at December 31, 2017 and one residential and one commercial property at September 30, 2017. The residential properties were acquired through the normal foreclosure process, while the Company took control of the commercial properties. All properties in the current OREO portfolio are listed for sale.

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

The non-performing assets in the table above include the following TDRs that were past due 90 days or more or in non-accrual status as of the dates presented:

	September 30, 2018		December 31, 2017		September 30, 2017
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance

Commercial & industrial	1	$24,685	1	$24,685	1	$48,385
Commercial real estate	4	476,194	3	531,117	2	329,149
Residential real estate - 1st lien	11	1,010,232	7	412,134	7	343,519
	16	$1,511,111	11	$967,937	10	$721,053

The remaining TDRs were performing in accordance with their modified terms as of the dates presented and consisted of the following:

	September 30, 2018		December 31, 2017		September 30, 2017
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance

Commercial real estate	1	$104,439	2	$308,460	5	$1,291,887
Residential real estate - 1st lien	50	2,834,574	54	2,837,572	53	2,811,263
Residential real estate - Jr lien	1	7,484	1	8,358	1	8,645
	52	$2,946,497	57	$3,154,389	59	$4,111,795

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

The following table summarizes the Company's loan loss experience for the periods presented:

	As of or Nine Months Ended September 30,
	2018	2017

Loans outstanding, end of period	$530,503,023	$506,048,119
Average loans outstanding during period	$515,558,758	$495,170,740
Non-accruing loans, end of period	$4,347,401	$2,725,188
Non-accruing loans, net of government guarantees	$3,963,319	$2,676,035

Allowance, beginning of period	$5,438,099	$5,278,445
Loans charged off:
Commercial & industrial	(131,273)	0
Commercial real estate	(124,645)	(160,207)
Residential real estate - 1st lien	(79,025)	(88,833)
Residential real estate - Jr lien	(36,174)	(15,311)
Consumer loans	(110,715)	(99,617)
Total loans charged off	(481,832)	(363,968)
Recoveries:
Commercial & industrial	55,858	23,469
Commercial real estate	0	231
Residential real estate - 1st lien	26,511	14,838
Residential real estate - Jr lien	935	180
Consumer loans	31,656	33,118
Total recoveries	114,960	71,836
Net loans charged off	(366,872)	(292,132)
Provision charged to income	570,000	450,000
Allowance, end of period	$5,641,227	$5,436,313

Net charge offs to average loans outstanding	0.071%	0.059%
Provision charged to income as a percent of average loans	0.111%	0.091%
Allowance to average loans outstanding	1.094%	1.098%
Allowance to non-accruing loans	129.761%	199.484%
Allowance to non-accruing loans net of government guarantees	142.336%	203.148%

The provision increased $120,000, or 26.7%, for the first nine months of 2018 compared to the same period in 2017. The higher 2018 budgeted provision level is intended to support continued growth in the Company’s loan portfolio and to compensate for loan charge off activity. The first quarter 2018 provision supported higher losses driven by one particular CRE charge off and two commercial loan relationship charge offs. The reserve requirement remained relatively unchanged with a reduction in specific reserves as a result of those charge offs, a drop in unguaranteed pooled loan balances at first quarter-end, along with improvement in some qualitative factor adjustments. Net charge off activity tapered off in the second quarter followed by net recoveries of $18,204 experienced in the third quarter. The third quarter provision was increased by $30,000 to $210,000 to support strong commercial and CRE loan growth, landing the year-to-date provision at $570,000. Specific reserves at $224,099 were up by $93,605 during the third quarter, but remain lower year-over-year. With qualitative factors seeing modest improvement during the third quarter and historical loss factors relatively unchanged, the increase to required reserves was driven by loan portfolio growth and the increase to specific reserves.

The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

The third quarter ALL analysis shows the reserve balance of $5,641,227 at September 30, 2018 is appropriate in management’s view to cover losses that are probable and estimable, with an unallocated reserve of $243,192 compared to $267,551 at December 31, 2017, and $261,957 at September 30, 2017. The reserve balance and unallocated amount continue to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite. The portion of the ALL termed "unallocated" is established to absorb inherent losses that exist as of the measurement date although not specifically identified through management's process for estimating credit losses. While the ALL is described as consisting of separate allocated portions, the entire ALL is available to support loan losses, regardless of category. Unallocated reserves are considered by management to be appropriate in light of the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and commercial real estate loans and the risk associated with the relatively new, unseasoned loans in those portfolios. The appropriateness of the ALL is reviewed quarterly by the risk management committee of the Board and then presented to the full Board for approval.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first nine months of 2018, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the CDARS program provide an alternative funding source when needed. At September 30, 2018, the Company had one-way CDARS outstanding totaling $6,643,027 compared to $12,258,265 at December 31, 2017 and $17,906,763 at September 30, 2017. In addition, two-way (that is, reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other participating FDIC-insured financial institutions. Until recently these reciprocal deposits were considered a form of brokered deposits, which are treated less favorably than other deposits for certain purposes; however, a provision of the 2018 Regulatory Relief Act provides that reciprocal deposits held by a well-capitalized and well managed bank are no longer classified as brokered deposits. At September 30, 2018, the Company reported $5,559,260 in reciprocal CDARS deposits, compared to $2,817,715 at December 31, 2017 and $2,809,923 at September 30, 2017. The balance in ICS reciprocal money market deposits was $16,762,409 at September 30, 2018, compared to $17,137,985 at December 31, 2017 and $14,920,480 at September 30, 2017, and the balance in ICS reciprocal demand deposits as of those dates was $14,982,191, $9,951,078 and $8,116,095, respectively.

During the third quarter of 2018 the Company issued two blocks of DTC Brokered CDs totaling $30,000,000, with maturities in January 2019 and August 2020. Wholesale deposit funding through DTC is another important source of liquidity that has proven both efficient, flexible and cost-effective when compared with other borrowing methods.

At September 30, 2018, December 31, 2017 and September 30, 2017, borrowing capacity of $108,646,608, $109,726,508 and $111,755,897, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits. The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods. Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	September 30,	December 31,	September 30,
	2018	2017	2017
Long-Term Advances(1)
FHLBB term advance, 0.00%, due February 26, 2021	$350,000	$350,000	$350,000
FHLBB term advance, 0.00%, due November 22, 2021	1,000,000	1,000,000	1,000,000
FHLBB term advance, 0.00%, due June 09, 2022	0	2,000,000	2,000,000
FHLBB term advance, 0.00%, due September 22, 2023	200,000	200,000	200,000
	1,550,000	3,550,000	3,550,000

	$1,550,000	$3,550,000	$3,550,000

(1)
As of September 30, 2018, the Company had borrowed a total of $3,550,000 under the FHLBB’s JNE program, a program dedicated to supporting job growth and economic development throughout New England. The FHLBB is providing a subsidy, funded by the FHLBB’s earnings, to write down interest rates to zero percent on advances that finance qualifying loans to small businesses. JNE advances must support small business in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities. During the second quarter of 2018, the Company repaid a $2 million advance because the “qualifying loan” did not close as intended.

The Company has a BIC arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available credit line of $52,451,587, $45,305,894, and $43,495,159, respectively, at September 30, 2018, December 31, 2017 and September 30, 2017. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 275 bps. The Company had no outstanding advances against this credit line during any of the periods presented.

The Company has unsecured lines of credit with three correspondent banks with aggregate available borrowing capacity totaling $12,500,000 as of the balance sheet dates presented in this quarterly report. There were no outstanding advances against any of these lines during any of the respective comparison periods.

Securities sold under agreements to repurchase provide another funding source for the Company. At September 30, 2018, December 31, 2017 and September 30, 2017, the Company had outstanding repurchase agreement balances of $30,678,830, $28,647,848 and $27,458,927, respectively. These repurchase agreements mature and are repriced daily.

The following table illustrates the changes in shareholders' equity from December 31, 2017 to September 30, 2018, including a partial redemption of the Company’s Series A non-cumulative perpetual preferred stock, effective March 31, 2018:

Balance at December 31, 2017 (book value $10.84 per common share)	$57,935,854
Net income	6,254,929
Issuance of stock through the DRIP	777,222
Redemption of preferred stock	(500,000)
Dividends declared on common stock	(2,820,056)
Dividends declared on preferred stock	(76,875)
Unrealized loss on securities AFS during the period, net of tax	(679,159)
Balance at September 30, 2018 (book value $11.42 per common share)	$60,891,915

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

Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5% of risk-weighted assets. A banking organization with a conservation buffer of less than 2.5% (or the required phase-in amount in years prior to 2019) is subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The Company’s and the Bank’s capital conservation buffer was 5.93% and 5.81%, respectively, at September 30, 2018. As of September 30, 2018, both the Company and the Bank exceeded the required capital conservation buffer of 1.25% and on a pro forma basis would be compliant with the fully phased-in capital conservation buffer requirement.

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

As of September 30, 2018, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as currently applicable regulatory capital requirements, as of the dates indicated.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions(1):
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2018

Common equity tier 1 capital
(to risk-weighted assets)
Company	$63,158	12.78%	$22,235	4.50%	N/A	N/A
Bank	$62,472	12.66%	$22,210	4.50%	$32,081	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$63,158	12.78%	$29,646	6.00%	N/A	N/A
Bank	$62,472	12.66%	$29,614	6.00%	$39,485	8.00%

Total capital (to risk-weighted assets)
Company	$68,843	13.93%	$39,528	8.00%	N/A	N/A
Bank	$68,157	13.81%	$39,485	8.00%	$49,356	10.00%

Tier 1 capital (to average assets)
Company	$63,158	9.45%	$26,734	4.00%	N/A	N/A
Bank	$62,472	9.35%	$26,714	4.00%	$33,392	5.00%

December 31, 2017:

Common equity tier 1 capital
(to risk-weighted assets)
Company	$59,523	12.75%	$21,003	4.50%	N/A	N/A
Bank	$58,920	12.64%	$20,972	4.50%	$30,293	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$59,523	12.75%	$28,004	6.00%	N/A	N/A
Bank	$58,920	12.64%	$27,963	6.00%	$37,284	8.00%

Total capital (to risk-weighted assets)
Company	$65,005	13.93%	$37,338	8.00%	N/A	N/A
Bank	$64,401	13.82%	$37,284	8.00%	$46,605	10.00%

Tier 1 capital (to average assets)
Company	$59,523	9.05%	$26,304	4.00%	N/A	N/A
Bank	$58,920	8.97%	$26,279	4.00%	$32,849	5.00%

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. As of September 30, 2018, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of September 30, 2018 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

ITEM 1A. Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2017, continue to represent the most significant risks to the Company's future results of operations and financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended September 30, 2018, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)(2)	Per Share

July 1 - July 31	0	$0.00
August 1 - August 31	0	0.00
September 1 - September 30	1,830	18.75
Total	1,830	$18.75

(1)  All 1,830 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of the Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2)  Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's DRIP.

ITEM 6. Exhibits

The following exhibits are filed with this report:

Exhibit 31.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101--The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month and nine-month interim periods ended September 30, 2018 and 2017, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: November 08, 2018	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: November 08, 2018	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Exhibit 101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month and nine-month interim periods ended September 30, 2018 and 2017, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.