Form 10-K
period 2018-12-31
COMMUNITY BANCORP /VT
filed 2019-03-15
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
YES (X)     NO ( )

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES (X)     NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer”, “accelerated filer", “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company (X)
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

As of June 30, 2018 the aggregate market value of the voting stock held by non-affiliates of the registrant was $82,097,082, based on a per share trade price on June 29, 2018 of $17.25, as reported on the OTC Link ATS® system maintained by the OTC Markets Group Inc. For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant. However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 5,174,326 shares outstanding of the issuer's common stock as of the close of business on March 07, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2018 (2018 Annual Report) are incorporated by reference to Part I and Part II of this Report.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2019 (2019 Annual Meeting) are incorporated by reference to Part III of this report.

PART I

Note Regarding Definitions and Acronyms: Capitalized terms and acronyms used in the discussion below and not otherwise defined have the meaning ascribed to them in Note 1 of the Company’s audited consolidated financial statements filed pursuant to Part II, Item 8 of this Report.

Item 1.  The Business

Organization and Operation

The Company. The Company was organized under the laws of the State of Vermont in 1982 and became a registered bank holding company under the Bank Holding Company Act of 1956, as amended, in October 1983 when it acquired all of the voting shares of the Bank, headquartered in Derby, Vermont. The Bank is the only subsidiary of the Company and principally all of the Company's business operations are presently conducted through it. Therefore, the following narrative and the other information about the Company contained in this report are based primarily on the Bank's operations.

The Bank; Banking Services. Community National Bank was organized in 1851 as the Peoples Bank, and was subsequently reorganized as the National Bank of Derby Line in 1865. In 1975, after 110 continuous years of operation as the National Bank of Derby Line, the Bank acquired the Island Pond National Bank and changed its name to "Community National Bank." On December 31, 2007, the Company completed its acquisition of LyndonBank, a Vermont bank headquartered in Lyndonville, Vermont, in a cash merger transaction. As a result of the merger, the Company expanded its existing branch network in Caledonia and Orleans Counties and extended it into Lamoille and Franklin Counties. In addition to its main office in Derby, the Company currently maintains eleven branch offices in northeastern and central Vermont and a loan production office in Chittenden County, in northwestern Vermont.

The opportunities for growth continue to be primarily in the Central Vermont and Chittenden County markets where economic activity is more robust than in the Company’s Orleans and Caledonia County markets, and where the Company is increasing its presence and market share. In line with this focus, during the first quarter of 2017 the Company opened its loan production office in Burlington.

The Company, through the Bank, provides a broad range of retail banking services to the residents, businesses, nonprofit organizations and municipalities in its northern and central Vermont markets. Significant services offered by the Company include:

●
Business Banking – The Company offers a range of credit products for a variety of general business purposes, including financing for commercial business properties, equipment, inventories and accounts receivable, as well as letters of credit. The Company also offers business checking and other deposit accounts, cash management services, repurchase agreements, ACH and wire transfer services and remote deposit capture.

●
Commercial Real Estate Lending – The Company provides a range of products to meet the financing needs of commercial developers and investors, residential builders and developers and community development entities. Credit products are available to facilitate the purchase of land and/or build structures for business use and for investors who are developing residential or commercial property, as well as for real estate secured financing of existing businesses. The Bank was recognized by the SBA as Vermont’s top Section 7(a) program lender for 2017, providing financing to startups and other small businesses not eligible for more traditional financing, and as one of Vermont’s top third party small business lenders under the SBA’s Section 504 loan program.

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

●
Municipal and Institutional Banking – The Company provides banking services to meet the needs of state and local governments, schools, charities, membership and not-for-profit associations including deposit account services, tax-exempt loans, lines of credit and term loans. In addition, through an arrangement with the FHLBB, the Company offers a secured deposit product to its municipal customers, collateralized by FHLBB letters of credit.

●
Retail Banking – The Company provides a full-range of consumer banking services, including checking accounts, savings programs, ATMs, debit/credit cards, night deposit facilities and online, mobile and telephone banking.

The Company focuses on establishing and maintaining long-term relationships with customers and is committed to providing for the financial services needs of the communities it serves. In particular, the Company continues to emphasize its relationships with individual customers and small-to-medium-sized businesses. The Company actively evaluates the banking needs of its markets, including low- and moderate-income areas, and offers products that are responsive to the needs of its customer base. The Company’s markets provide a mix of real estate, commercial and industrial, municipal and consumer lending opportunities, as well as a stable core deposit base. Additional information about our business, including the Company’s deposit-taking activities, lending activities and credit and risk management policies, is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2018 Annual Report filed as Exhibit 13 to this Report and is incorporated herein by reference.

Related Trust Company. In 2002, the Bank transferred its trust operations to a newly formed Vermont-chartered non-depository trust and investment management company, CFSG, based in Newport, Vermont. The Bank's ownership interest in CFSG is held indirectly, through CFS Partners, a Vermont limited liability company, which owns 100% of the limited liability company equity interests of CFSG. Immediately following transfer of its trust operations to CFSG, the Bank sold a two-thirds interest in CFS Partners, equally to the National Bank of Middlebury, headquartered in Middlebury, Vermont and Guaranty Bancorp Inc., the bank holding company parent of Woodsville Guaranty Savings Bank, headquartered in Woodsville, New Hampshire. CFSG offers fiduciary services throughout the market areas of the three owner financial institutions and leases space from them in some of their branch offices.

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

Tax Credit Entity. During the years 2011 through 2018, the Company was the sole owner of a LLC formed to facilitate the Company’s purchase of federal NMTCs under an investment structure designed by a local community development entity. The NMTC financing matured in the fourth quarter of 2018 and the Company exited the investment and terminated its interest in the LLC. The LLC was a variable interest entity for which, in the context of the overall NMTC structure, the Company was not the primary beneficiary, within the meaning of applicable accounting standards. Accordingly, the LLC was not consolidated with the Company for financial reporting purposes.

Competition

All of the Bank's banking offices are located in northern and central Vermont. The Bank’s main office is located in Derby, in Orleans County. In addition to its main office, the Bank has four other banking offices in Orleans County, one office in Essex County, two offices in Caledonia County, two offices in Washington County and one office each in Franklin and Lamoille Counties, as well as a loan production office in Chittenden County. (See Part I, Item 2 (Properties) of this report.)

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

Competition from the tax-exempt credit union industry has also intensified in recent years. A number of the Bank’s credit union competitors, including the largest state-chartered Vermont credit union, have converted from an employment based common bond to a community common bond, thereby significantly increasing their fields of membership in the Bank’s market areas. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, they have a significant pricing advantage over commercial banks for their deposit and loan products. This pricing advantage, coupled with the relaxing of membership criteria and regulatory restrictions on product offerings, has resulted in increased competition for the Bank from this tax exempt sector of the financial services industry.

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

Employees

As of December 31, 2018, the Company did not have any employees at the holding company level. However, as of such date, the Bank employed 123 full-time employees and 12 part-time employees. The Bank is not a party to any collective bargaining agreement and management of the Bank considers its employee relations to be good.

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

Dodd–Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) represents a comprehensive revision and restructuring of many aspects of financial services industry regulation and impacts practically all aspects of a banking organization. Many of the provisions of the Dodd-Frank Act are designed to reduce systemic risk from large, complex “systemically significant” financial institutions, and thus do not apply to a smaller banking organization such as the Company. Nevertheless, certain of its provisions do directly apply to the Company and others will indirectly impact its operations, as the Dodd-Frank Act continues to reshape the financial services environment. Among other things, the Act:

●
Established a new independent agency, the CFPB, with centralized responsibility for implementing and (with respect to large organizations) enforcing and examining compliance with federal consumer financial laws. Although the CFPB does not have enforcement or examination authority over smaller banking organizations such as the Company, many of its regulatory standards and mandates apply to them, with enforcement authority vested in other regulatory agencies such as (with respect to the Bank) the OCC;

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

●
Requires debit card interchange transaction fees charged by large financial institutions to be reasonable and proportional to the cost incurred by the issuer for the transaction. The FRB adopted regulations in 2011 establishing such fee standards, eliminating exclusivity arrangements between issuers and networks for debit card transactions and limiting restrictions on merchant discounting for use of certain payment forms and minimum or maximum amount thresholds as a condition for acceptance of credit cards. Although smaller institutions such as the Company are not subject to the interchange fee restrictions, it is possible that, over time, competitive pricing pressures in the marketplace may operate to make the restrictions applicable to them by default;

●
Requires public companies to periodically seek “say on executive pay” and “say on frequency” votes of shareholders, and in some circumstances, a “say on golden parachute” vote of shareholders. These vote requirements first became applicable for the Company’s 2013 annual meeting of shareholders;

●
Allowed depository institutions to pay interest on demand deposits effective July 21, 2011;

●
Established by statute the FRB’s “source of strength” doctrine mandating holding company financial support of subsidiary insured depository institutions;

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

●
Provided permanent relief for non-accelerated filers, from the requirements of Section 404 of the Sarbanes-Oxley Act for auditor attestation of management’s assessment of internal controls and their effectiveness. Effective with the Company’s periodic reports filed in 2018, this relief was no longer available to the Company as it became an accelerated filer for SEC reporting purposes (see “SEC Reporting and Disclosure Requirements” below);

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

Bank Holding Company Act. As a registered bank holding company, the Company is subject to on-going regulation, supervision and examination by the Board of Governors of the Federal Reserve System (FRB), under the Bank Holding Company Act of 1956, as amended (the Act). A bank holding company for example, must generally obtain the prior approval of the FRB before it acquires all or substantially all of the assets of any bank, or acquires ownership or control of more than 5% of the voting shares of a bank. FRB approval is also generally required before a bank holding company may acquire more than 5% of any outstanding class of voting securities of a company other than a bank or a more than 5% interest in its property.

The Act generally limits the activity in which the Company and its subsidiaries may engage to certain specified activities, including those activities which the FRB may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the FRB has determined to be closely related to banking are: (1) making and servicing loans that could be made by mortgage, finance, credit card or factoring companies; (2) performing the functions of a trust company; (3) certain leasing of real or personal property; (4) providing certain financial, banking or economic data processing services; (5) except as otherwise prohibited by law, acting as an insurance agent or broker with respect to insurance that is directly related to the extension of credit or the provision of other financial services or, under certain circumstances, with respect to insurance that is sold in certain small communities in which the bank holding company system maintains banking offices; (6) acting as an underwriter for credit life insurance and credit health and accident insurance directly related to extensions of credit by the holding company system; (7) providing certain kinds of management consulting advice to unaffiliated banks and non-bank depository institutions; (8) performing real estate appraisals; (9) issuing and selling money order and similar instruments and travelers checks and selling U.S. Savings Bonds; (10) providing certain securities brokerage and related services for the account of bank customers; (11) underwriting and dealing in certain government obligations and other obligations such as bankers' acceptances and certificates of deposit; (12) providing consumer financial counseling; (13) providing tax planning and preparation services; (14) providing check guarantee services to merchants; (15) operating a collection agency; and (16) operating a credit bureau. Trust and investment management activities conducted through a non-depository trust company such as the Company's affiliate, CFSG, are also considered by the FRB to be permissible nonbanking activities that are closely related to banking.

Except for CFSG’s trust and investment management operations, the Company does not presently engage, directly or indirectly through any affiliate, in any other permissible non-banking activities.

A bank holding company must obtain prior FRB approval in order to purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the company for all purchases or redemptions by the company of its equity securities within the preceding 12 months, will equal 10% or more of the company's consolidated net worth.

The Company is required to file with the FRB annual and quarterly reports and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Company and any direct or indirect subsidiary of the Company.

The Company, the Bank, CFS Partners and CFSG are all considered "affiliates" of each other for the purposes of Section 18(j) of the FDIA, as amended, and Sections 23A and 23B of the Federal Reserve Act, as amended. In particular, section 23A limits loans or other extensions of credit to, asset purchases with and investments in affiliates of the Bank to 10% of the Bank’s capital and surplus. In addition, such loans and extensions of credit and certain other transactions must be collateralized in specified amounts. Section 23B requires, among other things, that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving non-affiliated persons. Further, the Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

Capital Adequacy Requirements. Revised regulatory capital rules were adopted in July 2013 by the federal banking regulators to implement the Basel III capital standards and certain capital requirements of the Dodd-Frank Act. The effect of the rules was to impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with $500 million or more in total consolidated assets. More stringent requirements apply to certain larger banking organizations. The requirements in the rule began to phase in on January 1, 2015, for the Company and the Bank and was fully phased in on January 1, 2019.

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

Under the rules, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Although AOCI is presumptively included in Common Equity Tier 1 capital, the rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. The Company and Bank made this opt-out election and, as a result, will retain the pre-existing regulatory capital treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer was phased in incrementally over time and became fully effective on January 1, 2019, consisting of an additional amount of common equity equal to 2.5% of risk-weighted assets. The Company and the Bank satisfied this fully-phased in capital conservation buffer. Failure to maintain the required buffer would result in limitations on permissible shareholder distributions and discretionary bonus payments.

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

The Company’s capital ratios exceeded all applicable regulatory requirements at December 31, 2018. (See Note 20 to the Company’s audited consolidated financial statements included in Part II, Item 8 of this report for additional information about the Company’s and the Bank’s regulatory capital ratios.)

The Basel III capital standards also revised the FDIC’s “prompt corrective action” requirements (see “Prompt Corrective Action” below).

The 2018 Regulatory Relief Act provides relief from the foregoing Basel III capital standards for qualifying community banks (generally, well-capitalized banks under $10 billion in assets). The Act authorizes the federal banking agencies to establish a new community bank leverage ratio (CBLR) of tangible equity capital to average consolidated assets, of between 8% and 10%. A qualifying community bank that exceeds the CBLR percentage established by the federal banking regulators will be deemed well capitalized for purposes of capital adequacy requirements and the FDIC’s Prompt Corrective Action framework, and would not be subject to risk based capital and other leverage requirements. As of the date of this report, the federal banking regulators had proposed a CBLR of 9% but not yet adopted final rules establishing the CBLR percentage.

Sarbanes-Oxley Act. SOX was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX and the SEC’s implementing regulations include provisions addressing, among other matters, the duties, functions and qualifications of audit committees for all public companies; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers, except (in the case of banking companies) loans in the normal course of business; expedited filing requirements for reports of beneficial ownership of company stock by insiders; disclosure of a code of ethics for senior officers, and of any change or waiver of such code; the formation of a public accounting oversight board; auditor independence; disclosure of fees paid to the company's auditors for non-audit services and limitations on the provision of such services; attestation requirements for company management and external auditors, relating to internal controls and procedures; and various increased criminal penalties for violations of federal securities laws.

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

SEC Reporting and Disclosure Requirements. Under current SEC reporting and disclosure rules, as amended in 2018, the Company is considered to be both an accelerated filer and a smaller reporting company.  As an accelerated filer, the Company is subject to SOX section 404(b) for external auditor attestation of management’s assessment of the Company’s internal controls and their effectiveness and is required to file its periodic reports with the SEC on a more accelerated timetable than applies to non-accelerated filers.   As a smaller reporting company, the Company is permitted to make certain reduced (or scaled) financial and other disclosures in its periodic reports and proxy statements filed with the SEC.

Dividends. The Company derives funds for payment of dividends to its shareholders primarily from dividends received from its subsidiary, Community National Bank. Under the National Bank Act, prior approval from the OCC is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that last year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's ALL.

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

The FRB has issued supervisory guidance on the payment of dividends and redemption and repurchases of stock by bank holding companies reflecting the expectation that a bank holding company will inform and consult with FRB supervisory staff in advance of declaring and paying any dividend that could raise safety and soundness concerns. Examples of actions that might raise such concerns include declaration of a dividend exceeding current period earnings; redeeming or repurchasing regulatory capital instruments when the bank holding company is experiencing financial weaknesses; or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. The guidance provides that a bank holding company should eliminate, defer or severely limit dividends if net income for the past four quarters is not sufficient to fully fund dividends; the prospective rate of earnings retention is not consistent with the holding company’s capital needs and overall current and prospective financial condition; or the holding company will not meet, or is in danger of not meeting, its minimum regulatory capital ratios.

OCC Supervision. As a national banking association, the Bank is subject to the provisions of the National Bank Act and federal and state statutes and rules and regulations applicable to national banks. The primary supervisory authority for the Bank is the OCC. The Bank is subject to periodic examination by the OCC and must file periodic reports with the OCC containing a complete statement of its financial condition and results of operations. The OCC's examinations are designed for the protection of the Bank's depositors and not the Company’s shareholders.

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

Prompt Corrective Action. The Bank is subject to regulatory capital requirements established under FDICIA. Among other things, FDICIA identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective U.S. federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

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

As of December 31, 2018, the Bank was considered "well capitalized" under FDICIA’s Prompt Corrective Action capital requirements. (See Note 20 to the Company’s audited consolidated financial statements included in Part II, Item 8 of this report for additional information about the Bank’s regulatory capital ratios.)

As discussed above under “Capital Adequacy Requirements,” the 2018 Regulatory Relief Act provides relief from the foregoing Prompt Corrective Action requirements for qualifying community banks that satisfy a specified community bank leverage ratio of tangible equity capital to average consolidated assets, of between 8% and 10%. However, as of the date of this report, the federal banking agencies had not yet established the CBLR percentage.

Deposit Insurance. The deposits of the Bank are insured by the Deposit Insurance Fund (DIF) of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessments system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. In addition, all FDIC insured depository institutions are required to pay a pro rata portion of the interest due on the obligations issued by the FICO to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

The Dodd-Frank Act changed the assessment formula for determining deposit insurance premiums and modified certain insurance coverage provisions of the FDIA. The FDIC’s implementing rules, which redefined the base for FDIC insurance assessments from the amount of insured deposits to average consolidated total assets less average tangible equity, became effective April 1, 2011. The Bank’s total FDIC insurance assessment for 2018 was $274,772.

The Dodd-Frank Act also permanently increased from $100,000 to $250,000 the maximum per depositor FDIC insurance amount.

Brokered Deposits. Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits without prior approval of the FDIC unless it is well capitalized under the FDICIA's prompt corrective actions guidelines. The Company participates in the CDARS of the Promontory Interfinancial Network, which uses a deposit-matching engine to match CDARS deposits in other participating banks, dollar-for-dollar. This product, also known as reciprocal deposits, is designed to provide deposit insurance in excess of FDIC limits and thereby enhance customer attraction and retention, build deposits and improve net interest margins. Until recently reciprocal deposits were considered a form of brokered deposits, which are treated less favorably than other deposits for certain purposes; however, a provision of the 2018 Regulatory Relief Act provides that reciprocal deposits held by a well-capitalized and well managed bank are no longer classified as brokered deposits. CDARS also permits the “one-way” purchase of deposits, which the Company utilizes from time to time for liquidity management purposes. CDARS one-way deposits are considered brokered deposits for certain purposes under the Federal Deposit Insurance Act and FDIC regulations. As of December 31, 2018 the Company had CDARS deposits totaling $3.5 million in exchanged funds and $723,774 in one-way funds. The Company also relies from time to time on purchased wholesale deposit funding, which is a form of brokered deposits. The Company had $35.3 million in purchased wholesale deposits outstanding at December 31, 2018. The Company’s Asset, Liability and Funds Management Policy limits the use of brokered deposits to 5% of total assets.

USA Patriot Act. The USA PATRIOT Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cooperatively to combat terrorism on a variety of fronts. The Act contains extensive anti-money laundering and financial transparency provisions and imposes various requirements, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Secretary of the Treasury and federal banking regulators have adopted several regulations to implement these provisions. The Act also amended the federal Bank Holding Company Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a bank holding company or a financial institution’s anti-money laundering activities when reviewing an application to expand operations. As required by law, the Bank has in place a Bank Secrecy Act and Anti-Money Laundering compliance program, as well as a customer identification program. (See “BSA/AML Requirements” below.)

BSA/AML Requirements. The Company is subject to a number of AML and regulations as a result of being a U.S.-based financial institution. AML requirements are primarily derived from the BSA, as amended by the USA Patriot Act. These laws and regulations are designed to prevent the financial system from being used by criminals to hide illicit proceeds and to impede terrorists’ ability to access and move funds used in support of terrorist activities. Among other things, BSA/AML laws and regulations require financial institutions to establish AML programs that meet certain standards, including, in some instances, expanded reporting, particularly in the area of suspicious transactions, and enhanced information gathering and recordkeeping requirements.  The Company maintains an AML program designed to ensure that it is in compliance with all applicable laws, rules and regulations related to AML and anti-terrorist financing initiatives. The AML program provides for a system of internal controls to ensure that appropriate due diligence and, when necessary, enhanced due diligence, including obtaining and maintaining appropriate documentation, is conducted at account opening and updated, as necessary, through the course of the client relationship. The AML program is also designed to ensure there are appropriate methods of monitoring transactions and account relationships to identify potentially suspicious activity and report suspicious activity to governmental authorities in accordance with applicable laws, rules and regulations. In addition, the AML program requires the training of appropriate personnel with regard to AML and anti-terrorist financing issues and provides for independent testing to ensure that the AML program is in compliance with all applicable laws and regulations. Non-compliance with BSA/AML laws or failure to maintain adequate policies and procedures can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a bank merger, bank holding company acquisition or other certain other activities.

New AML customer due diligence requirements became effective on May 11, 2018. Among other things, these new regulations require the Company to collect information on the beneficial ownership and controlling person of legal entity clients and to verify their identity.

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

Financial Privacy. Under the federal Gramm-Leach-Bliley Financial Modernization Act of 1999 all financial institutions, including the Company, are required to adopt privacy policies, restrict the sharing of nonpublic consumer customer data with nonaffiliated parties, and establish procedures and practices to protect customer data from unauthorized access. The Company is also subject to similar, but more stringent, requirements under state law, including the Vermont Financial Privacy Act. In addition, the Company is subject to the federal Fair Credit Reporting Act, including the amendments adopted in the federal Fair and Accurate Credit Transactions Act of 2003 (FACT Act). The FACT Act includes many provisions concerning national credit reporting standards and permits consumers to opt out of information sharing among affiliated companies for marketing purposes. It also requires financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit terms less favorable than those generally available. The FRB and the OCC have extensive rulemaking authority under the FACT Act and have promulgated rules implementing the Act, including rules limiting information sharing for affiliate marketing and rules requiring programs to identify, detect and mitigate certain identity theft red flags. The Company is also subject to the requirements of the Vermont Fair Credit Reporting Act, which generally requires an individual's consent in order to obtain a credit report.

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

The 2018 Regulatory Relief Act creates a safe harbor for qualifying community banks by providing qualified mortgage status for most residential mortgage loans held in portfolio. The Bank qualifies for this relief.

Integrated TILA/RESPA (TRID) Disclosures. As required by the Dodd-Frank Act, the CFPB issued final rules in 2013 revising and integrating previously separate disclosures required under the RESPA and TILA in connection with certain closed-end consumer mortgage loans. These final rules became effective in October 2015 and require lenders to provide a new Loan Estimate (which combines content from the former Good Faith Estimate required under RESPA and the initial disclosures required under TILA) not later than the third business day after submission of a loan application, and a new Closing Disclosure (which combines content of the former HUD-1 Settlement Statement required under RESPA and the final disclosures required under TILA) at least three days prior to the loan closing. Other significant changes included in the TRID rules include: (1) expansion of the scope of loans that require RESPA early disclosures, including bridge loans, vacant land loans, and construction loans; (2) changes and additions to “waiting period” requirements to close a loan; (3) reduced tolerances for estimated fees and (4) the lender, rather than the closing agent, is responsible for providing final disclosures. As with the CFPB’s ability-to-repay/QM rules, compliance with the TRID rules has increased the Company’s compliance costs and may adversely affect the profitability of our routine residential mortgage lending operations.

Community Reinvestment Act. The Federal CRA requires banks to define the communities they serve, identify the credit needs of those communities, collect and maintain data for each small business or small farm loan originated or purchased by the Bank, and maintain a Public File at each location. The federal banking regulators examine the institutions they regulate for compliance with the CRA and assign one of the following four ratings: “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance”. The rating assigned reflects the bank’s record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the bank. As of the Bank’s last CRA examination, completed during 2017, it received a rating of “Outstanding”.

Home Mortgage Disclosure Act. The federal HMDA, which is implemented by CFPB’s Regulation C, requires mortgage lenders that maintain offices within MSAs to report and make available to the public specified information regarding their residential mortgage lending activities, such as the pricing of home mortgage loans, including the “rate spread” between the interest rate on loans and certain treasury securities and other benchmarks. The Bank became subject to HMDA reporting requirements as a result of its merger with LyndonBank in 2007, as the former LyndonBank branch in Enosburg Falls in Franklin County is included within the Burlington, Vermont MSA. In July 2015, the CFPB implemented and expanded new HMDA rules. The final rule adopts a dwelling-secured standard for all loans or lines of credit that are for personal, family, or household purposes. Thus, many consumer-purpose transactions, including closed-end home-equity loans, home-equity lines of credit, and reverse mortgages, are subject to the regulation. Most commercial-purpose transactions (i.e., loans or lines of credit not for personal, family, or household purposes) are subject to the regulation only if they are for the purpose of home purchase, home improvement, or refinancing. The final rule excludes from coverage home improvement loans that are not secured by a dwelling (i.e., home improvement loans that are unsecured or that are secured by some other type of collateral) and all agricultural-purpose loans and lines of credit. New HMDA rules that became effective January 1, 2018 significantly increased the overall amount of data required to be collected and submitted, including additional data points about the applicable loans and expanded data about the borrowers. However, the 2018 Regulatory Relief Act provided an exemption from the requirement to collect these additional data fields for banks that have at least a “Satisfactory” CRA rating that originate fewer than five hundred closed-end mortgage loans or fewer than five hundred open-end lines of credit per year. The Bank qualifies for this relief.

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

In July 2015, certain federal agencies issued a joint final rule exempting: (1) detached structures that are not used as a residence from the mandatory flood insurance purchase requirements and (2) HELOCs, business purpose loans, nonperforming loans, loans with terms of less than one year, loans for co-ops and condominiums, and subordinate loans on the same property from the mandatory escrow of flood insurance premium requirements. Additionally, the final rule requires certain lenders to escrow flood insurance payments and offer the option to escrow flood insurance premiums on residential improved real estate securing a loan, effective January 1, 2016. New rules, which take effect July 1, 2019, will require banks and other regulated financial institutions to accept certain private insurance policies in addition to National Flood Insurance Program policies.

Reserve Requirements. FRB Regulation D requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfers to third parties) and non-personal time deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain other types of time deposits), subject to certain exemptions. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at the FRBB or a pass through account (as defined by the FRB), the effect of these reserve requirements is to reduce the amount of the Company's interest-bearing assets.

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Member institutions are required to purchase and hold shares of capital stock in the applicable regional FHLB (the FHLBB, in the case of the Bank), in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLBB. The Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2018 of approximately $1.1 million. During 2009, the FHLBB experienced significant net operating losses, and as a result temporarily ceased paying dividends on its stock and instituted a moratorium on stock repurchases and redemptions. In 2011, the FHLBB resumed paying dividends, but at a more modest rate than previous years and in February 2012 it lifted the moratorium on stock redemptions. As a member, the Bank is subject to future capital calls by the FHLBB in order to maintain compliance with its capital plan.

FRB Executive Compensation Guidelines. In 2009, the FRB issued comprehensive guidance on executive compensation policies, intended to ensure that the incentive compensation practices of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking. The guidance covers all employees that have the ability to affect materially an institution's risk profile, either individually or as part of a group, and establishes that incentive compensation arrangements should (1) provide incentives that do not encourage risk-taking beyond the institution's ability to identify and manage effectively; (2) be compatible with effective internal controls and risk management; and (3) be supported by strong corporate governance, including active and effective oversight by the board of directors. The guidance instructed institutions to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. Where deficiencies in incentive compensation arrangements exist, they must be immediately addressed. For institutions such as the Company that are not "large, complex banking organizations" as defined in the guidance, the FRB will review the incentive compensation arrangements as part of its regular, risk-focused examination process and not in a separate examination. These examinations will be tailored to the scope and complexity of the institution's activity and compensation arrangements. The findings will be included in the FRB's examination report and deficiencies will be incorporated into the institution's supervisory ratings. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the institution's safety and soundness and the institution fails to take prompt and effective measures to correct the deficiencies.

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

Tax Cuts and Jobs Act.  The 2017 Tax Act significantly changed corporate income tax law by reducing the corporate income tax rate from 35% to 21%, effective January 1, 2018, creating a territorial tax system, allowing for immediate capital expensing of certain qualified property, and eliminating the deductibility of DIF assessments. These tax laws were generally effective for the 2018 tax year. However, as permitted under the 2017 Tax Act, the Company recognized certain effects of the changes in the tax laws in its 2017 consolidated financial statements

Effects of Government Monetary Policy

The earnings of the Company are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the FRB regulates money supply, credit conditions and interest rates in order to influence general economic conditions, primarily through open market operations in United States Government Securities, varying the discount rate on member bank borrowings, setting reserve requirements against member and nonmember bank deposits, regulating interest rates payable by member banks on time and savings deposits and expanding or contracting the money supply. FRB monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to continue to do so in the future.

Other Available Information

This annual report on Form 10-K is on file with SEC. The Company also files with the SEC quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy materials for its annual meetings of shareholders. These reports and proxy materials are available without charge on the SEC’s website at http://www.sec.gov. The Company's SEC-filed reports and proxy statements are also available without charge through a link on the Company's website at www.communitybancorpvt.com. The Company has also posted on its website the Company’s Code of Ethics for Senior Financial Officers and the Principal Executive Officer, the Insider Trading Policy and the charters of the Audit, Compensation and Nominating Committees. The information and documents contained on the Company's website do not constitute part of this report. Copies of the Company's reports filed with the SEC (other than exhibits) and proxy materials can also be obtained by contacting Melissa Tinker, Assistant Corporate Secretary, at our principal offices, which are located at 4811 U.S. Route 5, Derby, Vermont  05829 or by calling (802) 334-7915.

Item 1A. Risk Factors

Before deciding to invest in the Company or to maintain or increase an investment, investors should carefully consider the material risks described below, in addition to the other information contained in this report and in the Company’s other filings with the SEC. The risks and uncertainties described below and in the Company’s other filings are not the only ones the Company faces. Additional risks and uncertainties not presently known to management or that are currently deemed immaterial may emerge or evolve and also affect the Company’s business. If any of these known or unknown risks or uncertainties actually occurs, the Company’s business, financial condition and results of operations could be adversely affected, which in turn could result in a decline in the value of the Company’s capital stock.

Our common stock is not exchange-listed and our trading volume is less than that of larger public companies, which can contribute to volatility in our stock price and adversely affect the price and liquidity of an investment in our common stock.

Our common stock is included in the OTC QX market tier maintained by the OTC Markets Group, Inc. under the trading symbol CMTV, but is not traded on any securities exchange. Bid and ask quotations and trades in our stock made by certain brokerage firms are reported through the OTC Link® Alternative Trading System (ATS) maintained by a subsidiary of the OTC Markets Group, Inc. However, trading in our stock is sporadic. A public trading market for a particular class of stock having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of numerous buyers and sellers of that stock at any given time, which in turn depends on the individual decisions of investors and general economic and market conditions over which issuers have no control. The trading market in our stock does not exhibit these characteristics. The trading history of our common stock has been characterized by relatively low trading volume. This lack of an active public market means that the value of a shareholder’s investment in our common stock may be subject to sudden fluctuations, as individual trades have a greater effect on our reported trading price than would be the case in a broad public market with significant daily trading volume.

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

As a holding company, our cash flow typically comes from dividends that our bank subsidiary, Community National Bank, pays to us. Therefore, our ability to pay dividends on our common and preferred stock and to service our subordinated debentures, depends on the dividends we receive from the Bank. Dividend payments from the Bank are subject to federal statutory and regulatory limitations, generally based on net profits and retained earnings and may be subject to additional prudential considerations, such as capital planning needs. In addition, FRB policy, which applies to us as a registered bank holding company, provides that dividends by bank holding companies should generally be paid out of current earnings looking back over a one-year period and should not be paid if regulatory capital levels are deemed insufficient. Further, regulatory capital requirements could curtail our ability to pay dividends in some cases if we do not maintain a required capital conservation buffer. Our failure to pay dividends on our common or preferred stock or our failure to service our debt could have a material adverse effect on the market price of our common stock. Moreover, if sufficient dividend funding from the Bank is not available to cover all our requirements, we would be obligated first to pay interest and, if applicable, principal on our debentures and then to pay dividends on our preferred stock before making any dividend payments on our common stock.

Although we have generally paid quarterly cash dividends on our common stock, we cannot provide any assurance that dividends will continue to be paid in the future or that the dividend rate will not be reduced in future periods.

Securities issued by us, including our common stock, are not FDIC insured.

Securities issued by us, including our common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the DIF or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

Changes in interest rates could adversely affect our business, results of operations and financial condition.

Our results of operations depend substantially on our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, inflation, recession, unemployment, money supply and the monetary policies of the FRB. If the interest rate we pay on deposits and other borrowings increases at a faster rate than the interest rate we earn on loans and other investments, our net interest income and therefore earnings, could be adversely affected. Conversely, our earnings could be adversely affected if the interest rate we earn on loans and other investments falls more quickly than the interest rate we pay on deposits and borrowings. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, we cannot provide assurance that these measures will be effective in avoiding undue interest rate risk.

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

In addition, increases in interest rates will increase the dividend rate on our Series A preferred stock, which is tied to the prime rate, and the interest rate on our debentures, which is tied to LIBOR. Furthermore, there is uncertainty about the continued availability of LIBOR beyond 2021, due to changes proposed by the United Kingdom regulatory entity that regulates LIBOR. Higher preferred stock dividend payments and debenture interest costs would decrease the amount of funds available for payment of dividends on our common stock.

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

We are subject to credit risk and if our ALL is not adequate to cover actual losses, our earnings could decrease.

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

We periodically make a determination of the adequacy of our ALL based on available information, including, but not limited to, the quality of the loan portfolio as indicated by loan risk ratings, economic conditions, the value of the underlying collateral and the level of non-accruing and criticized loans. Management relies on its loan officers and credit quality reviews, its experience and its evaluation of economic conditions, among other factors, in determining the amount of the provision required for the allowance. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, previously incorrect assumptions, an increase in defaulted loans, or other pertinent factors, we determine that additional increases in the ALL are necessary, additional expenses may be incurred.

Determining the amount of the ALL inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and trends, all of which may undergo material changes. At any time, we are likely to have loans in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be certain that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit or correctly estimate losses on those loans that are identified. The OCC, our subsidiary Bank’s primary federal regulator, reviews the loan portfolio from time to time as part of its regulatory examination and may request that we increase the ALL. Changes in economic conditions or individual business or personal circumstances affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance.  In addition, if charge-offs in future periods exceed the ALL, we will need to make additional provisions to restore the allowance. Any provisions to increase or restore the ALL would decrease our net income and, possibly, our capital, and could have an adverse effect on our results of operations and financial condition.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. Implementation of CECL could have a material impact on the Company’s results of operations and consolidated financial statements upon adoption as it may result in the recording of an increased ALL amount, with a related adverse impact on the calculation of the Company’s regulatory capital ratios. For more information on this ASU, see Note 1 of the Company’s audited consolidated financial statements contained in the 2018 Annual Report filed as Exhibit 13 to this report.

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

We are subject to regulation and supervision by the FRB, and the Bank is subject to regulation and supervision by the OCC and the FDIC. Federal laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital, the permissible types, amounts and terms of loans and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The OCC possesses the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to bank holding companies. We are also subject to certain state laws, including certain Vermont laws designed to protect consumers of banking products and services. These and other federal and state laws and restrictions limit the manner in which we may conduct business and obtain financing.

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

We report certain assets, including investment securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we carry these assets on our books at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk. For example, we could be required to recognize OTTI in future periods with respect to investment securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of our investment securities and our estimation of the anticipated recovery period.

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

Our future effective tax rates and tax liabilities could be unfavorably affected by increases in applicable tax rates and by other changes in federal or state tax laws, regulations and agency interpretations. Our effective tax rates could also be affected by changes in the valuation of our deferred tax assets and liabilities or by the outcomes of any examinations of our income tax returns by the IRS or our state income, franchise, sales and use or other tax returns by the Vermont Department of Taxes. Our results of operations and financial condition could also be adversely affected in the short-term by decreases in applicable tax rates that require us to revalue our deferred tax asset, as occurred in 2017 as a result of passage of the 2017 Tax Act.

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

As of January 1, 2015, we were required to comply with new capital rules issued by the federal banking agencies that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act. These new capital rules require banks and bank holding companies to maintain a minimum common equity Tier I capital ratio of 4.5% of risk-weighted assets, a minimum Tier I capital ratio of 6.0% of risk-weighted assets, a minimum total capital ratio of 8.0% of risk-weighted assets, and a minimum leverage ratio of 4.0%. Subject to a transition period, the new capital rules require banks and bank holding companies to maintain a 2.5% common equity Tier I capital conservation buffer above the minimum risk-based capital requirements for adequately capitalized institutions to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The Company and the Bank met these requirements as of December 31, 2018. The new rules permanently grandfathered trust preferred securities issued before May 19, 2010 for institutions with less than $15.0 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. Our trust preferred securities qualify for this grandfather treatment. The new rules increased the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations, but retained the previous capital treatment of residential mortgages. Under the new rules, we were permitted to make, and did make, a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital.

Continued implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

While the 2018 Regulatory Relief Act provides limited relief from some of the requirements of Basel III for qualifying community banks by creating a single capital ratio, the CBLR, the banking agencies have not yet adopted final implementing rules and we are therefore unable to predict with certainty whether the Company will be able to satisfy the CBLR requirement upon its adoption by the agencies.

We may be required to write down goodwill and other identifiable intangible assets.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2018, our goodwill totaled approximately $11.6 million, created in connection with the LyndonBank acquisition in 2007. Under current accounting standards, if we determine goodwill is impaired, we would be required to write down the value of these assets to fair value. We conduct a review each year, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We last completed a goodwill impairment analysis as of December 31, 2018, and concluded goodwill was not impaired. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

We are not able to offer all of the financial services and products of a financial holding company.

Banks, securities firms, and insurance companies can now combine under a “financial holding company” umbrella. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Some of our competitors have elected to become financial holding companies. We offer only traditional banking products and, trust and investment management services indirectly through, our affiliate, CFSG.

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

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.  Properties

Although the Bancorp. does not itself own or lease real property, the Bank owns and leases various properties for its banking operations. All of the Bank’s offices are located in Vermont.

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

1 All listed locations are operating bank branch offices, except as otherwise noted in footnotes 3.

2 The Bank leases space at two of its branch locations to its affiliated trust and investment management affiliate, CFSG.

3 These premises consist of approximately 1,600 square feet on the southern end of Railroad Street and were formerly used as a branch office, now closed and currently vacant. The lease expires in 2020.

4 Loan production office (LPO), opened in the first quarter of 2017.

In addition to ATMs at the main office and all branch locations, the Company maintains cash machines at five third-party locations throughout its market area. A complete listing of the Company’s banking offices and off-premises cash machine locations is contained on the Bank’s website at www.communitynationalbank.com.

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

Item 4.  Mine Safety Disclosures

Not Applicable

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the trading market in, market price of, and dividends paid on, the Company's common stock is incorporated by reference to the section of the 2018 Annual Report under the caption “Common Stock Performance by Quarter” immediately following the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed as Exhibit 13 to this report. The balance of the information required by item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies under applicable SEC disclosure rules, as amended in 2018 Release Nos. 33-10513 and 34-83550 (effective September 10, 2018).

The following table provides information as to the purchases of the Company’s common stock during the three months ended December 31, 2018, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)(2)	Per Share

October 1 - October 31	0	$0.00
November 1 - November 30	3,291	16.90
December 1 - December 31	0	0.00
Total	3,291	$16.90

(1) All 3,291 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of the Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2) Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's Dividend Reinvestment Plan.

Item 6.  Selected Financial Data

Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 and 34-83550 (effective September 10, 2018).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the section of the 2018 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," immediately following the “Notes to Consolidated Financial Statements”, filed as Exhibit 13 to this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to the subsection labeled "Risk Management" of Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the 2018 Annual Report, filed as Exhibit 13 to this report.

Item 8.  Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry Dunn McNeil & Parker, LLC are incorporated herein by reference from the 2018 Annual Report, filed as Exhibit 13 to this report.

In accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 and 34-83550 (effective September 10, 2018), the Company has elected to present audited statements of income, comprehensive income, cash flows and changes in shareholders’ equity for each of the preceding two, rather than three, fiscal years.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). As of December 31, 2018, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of December 31, 2018 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As of December 31, 2018, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s internal control over financial reporting. Management assessed the Company’s system of internal control over financial reporting as of December 31, 2018, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2018, its system of internal control over financial reporting met those criteria and is effective.

This report includes an audit report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting. The audit report is contained in the 2018 Annual Report, filed as Exhibit 13 to this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The following is incorporated by reference to the Company's Proxy Statement for the 2019 Annual Meeting.

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

The Code of Ethics for Senior Financial Officers and the Principal Executive Officer is available on the Company's website at www.communitybancorpvt.com. The Code is also listed as Exhibit 14 to this report and incorporated by reference to a prior filing with the SEC. There were no waivers of any provision of the Code during 2018.

Item 11.  Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the 2019 Annual Meeting:

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company's Proxy Statement for the 2019 Annual Meeting:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION."

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following is incorporated by reference to the Company's Proxy Statement for the 2019 Annual Meeting:

Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -Transactions with Management."
Information regarding the independence of directors under the caption “CORPORATE GOVERNANCE – Director Independence.”

Item 14.  Principal Accounting Fees and Services

The following is incorporated by reference to the Company's Proxy Statement for the 2019 Annual Meeting under the caption "PROPOSAL 4 - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

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

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The following are included in this report and are incorporated by reference to the 2018 Annual Report, filed as Exhibit 13 to this report:

Consolidated Balance Sheets at December 31, 2018 and 2017
Consolidated Statements of Income for the years ended December 31, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
Notes to Consolidated Financial Statements
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

The following exhibits are filed as part of this report:
Exhibit 13 - Portions of the 2018 Annual Report, specifically incorporated by reference into this report.
Exhibit 21 - Subsidiaries of Community Bancorp.
Exhibit 23 - Consent of Berry Dunn McNeil & Parker, LLC
Exhibit 31(i) - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(ii) - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(i) - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(ii) - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101--The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income; (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2018 and 2017.

*   Denotes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP.
/s/Kathryn M. Austin	Date: March 15, 2019
Kathryn M. Austin, President and Chief
Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Kathryn M. Austin	Date: March 15, 2019
Kathryn M. Austin, President and Chief
Executive Officer (Principal Executive Officer)

/s/Louise M. Bonvechio	Date: March 15, 2019
Louise M. Bonvechio, Corporate Secretary and
Treasurer (Principal Financial Officer)

/s/Candace A. Patenaude	Date: March 15, 2019
Candace A. Patenaude
(Principal Accounting Officer)
COMMUNITY BANCORP. DIRECTORS
/s/Thomas E. Adams	Date: March 15, 2019
Thomas E. Adams

/s/Kathryn M. Austin	Date: March 15, 2019
Kathryn M. Austin

/s/David M. Bouffard	Date: March 15, 2019
David M. Bouffard

/s/Charles W. Bucknam, Jr.	Date: March 15, 2019
Charles W. Bucknam, Jr.

/s/Aminta K. Conant	Date: March 15, 2019
Aminta K. Conant

/s/Jacques R. Couture	Date: March 15, 2019
Jacques R. Couture

Date: March 15, 2019
David P. Laforce

/s/Rosemary M. Lalime	Date: March 15, 2019
Rosemary M. Lalime

/s/Stephen P. Marsh	Date: March 15, 2019
Stephen P. Marsh, Board Chair

/s/Jeffrey L. Moore	Date: March 15, 2019
Jeffrey L. Moore

/s/Dorothy R. Mitchell	Date: March 15, 2019
Dorothy R. Mitchell

/s/Fredric Oeschger	Date: March 15, 2019
Fredric Oeschger

/s/James G. Wheeler, Jr.	Date: March 15, 2019
James G. Wheeler, Jr.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

COMMUNITY BANCORP.

EXHIBITS

EXHIBIT INDEX*

Exhibit 13	Portions of the 2018 Annual Report, specifically incorporated by reference into this report.

Exhibit 21	Subsidiaries of Community Bancorp.

Exhibit 23	Consent of Berry Dunn McNeil & Parker, LLC

Exhibit 31.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income; (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2018 and 2017.

* Other than exhibits incorporated by reference to prior filings.

** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.