Form 10-Q
period 2019-03-31
COMMUNITY BANCORP /VT
filed 2019-05-09
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ( X )  No (  )

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ( X ) NO ( )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
YES (  )     NO(X)

At May 6, 2019, there were 5,191,412 shares outstanding of the Corporation's common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	March 31,	December 31,	March 31,
Consolidated Balance Sheets	2019	2018	2018
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$10,555,183	$14,906,529	$12,172,705
Federal funds sold and overnight deposits	41,366,899	53,028,286	29,297,476
Total cash and cash equivalents	51,922,082	67,934,815	41,470,181
Securities available-for-sale	40,703,322	39,366,831	38,694,065
Restricted equity securities, at cost	1,365,950	1,749,450	1,793,650
Loans held-for-sale	0	0	358,500
Loans	578,907,055	578,450,517	551,933,415
Allowance for loan losses	(5,727,842)	(5,602,541)	(5,341,220)
Deferred net loan costs	365,151	363,614	329,244
Net loans	573,544,364	573,211,590	546,921,439
Bank premises and equipment, net	11,148,494	9,713,455	10,196,450
Accrued interest receivable	2,558,441	2,300,841	2,212,131
Bank owned life insurance	4,835,734	4,814,099	4,744,512
Goodwill	11,574,269	11,574,269	11,574,269
Other real estate owned	201,386	201,386	284,235
Other assets	8,879,071	9,480,762	7,722,318
Total assets	$706,733,113	$720,347,498	$665,971,750

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$113,090,261	$122,430,805	$109,656,422
Interest-bearing transaction accounts	160,975,875	177,815,417	131,469,439
Money market funds	96,208,647	85,261,685	106,878,746
Savings	95,633,389	93,129,875	99,528,104
Time deposits, $250,000 and over	15,307,706	14,395,291	16,577,061
Other time deposits	109,712,004	115,783,492	94,119,774
Total deposits	590,927,882	608,816,565	558,229,546
Borrowed funds	1,550,000	1,550,000	3,550,000
Repurchase agreements	32,834,869	30,521,565	30,246,926
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Accrued interest and other liabilities	4,903,652	3,968,657	2,749,457
Total liabilities	643,103,403	657,743,787	607,662,929

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 15 and 20 shares issued and outstanding in 2019 and 2018, respectively
($100,000 liquidation value)	1,500,000	2,000,000	2,000,000
Common stock - $2.50 par value; 15,000,000 shares authorized,
5,401,869 shares issued at 03/31/19, 5,382,103 shares issued
at 12/31/18 and 5,335,658 shares issued at 03/31/18	13,504,673	13,455,258	13,339,145
Additional paid-in capital	32,800,143	32,536,532	31,846,397
Retained earnings	18,643,565	17,882,282	14,473,029
Accumulated other comprehensive loss	(195,894)	(647,584)	(726,973)
Less: treasury stock, at cost; 210,101 shares at 03/31/19,
12/31/18 and 03/31/18	(2,622,777)	(2,622,777)	(2,622,777)
Total shareholders' equity	63,629,710	62,603,711	58,308,821
Total liabilities and shareholders' equity	$706,733,113	$720,347,498	$665,971,750

Book value per common share outstanding	$11.97	$11.72	$10.99

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary	Three Months Ended March 31,
Consolidated Statements of Income	2019	2018
(Unaudited)
Interest income
Interest and fees on loans	$7,210,810	$6,450,700
Interest on debt securities
Taxable	248,108	202,885
Dividends	25,959	28,852
Interest on federal funds sold and overnight deposits	213,491	94,401
Total interest income	7,698,368	6,776,838

Interest expense
Interest on deposits	1,282,960	687,063
Interest on borrowed funds	5,137	7,483
Interest on repurchase agreements	72,831	31,206
Interest on junior subordinated debentures	177,612	142,997
Total interest expense	1,538,540	868,749

Net interest income	6,159,828	5,908,089
Provision for loan losses	212,503	180,000
Net interest income after provision for loan losses	5,947,325	5,728,089

Non-interest income
Service fees	790,366	770,082
Income from sold loans	103,087	183,619
Other income from loans	138,744	212,270
Net realized loss on sale of securities AFS	0	(3,860)
Other income	286,503	233,559
Total non-interest income	1,318,700	1,395,670

Non-interest expense
Salaries and wages	1,842,930	1,615,386
Employee benefits	776,340	674,002
Occupancy expenses, net	690,829	674,873
Other expenses	1,845,825	1,766,855
Total non-interest expense	5,155,924	4,731,116

Income before income taxes	2,110,101	2,392,643
Income tax expense	338,196	410,100
Net income	$1,771,905	$1,982,543

Earnings per common share	$0.34	$0.38
Weighted average number of common shares
used in computing earnings per share	5,180,334	5,117,009
Dividends declared per common share	$0.19	$0.17

The accompanying notes are an integral part of these consolidated financial statements

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended March 31,
	2019	2018

Net income	$1,771,905	$1,982,543

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities AFS arising during the period	571,759	(577,124)
Reclassification adjustment for loss realized in income	0	3,860
Unrealized gain (loss) during the period	571,759	(573,264)
Tax effect	(120,069)	120,388
Other comprehensive income (loss), net of tax	451,690	(452,876)
Total comprehensive income	$2,223,595	$1,529,667

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
	Three Months Ended March 31, 2019
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2019	$13,455,258	$2,000,000	$32,536,532	$17,882,282	$(647,584)	$(2,622,777)	$62,603,711

Issuance of common stock	49,415		263,611				313,026
Cash dividends declared
Common stock				(983,122)			(983,122)
Preferred stock				(27,500)			(27,500)
Redemption of preferred stock		(500,000)					(500,000)
Comprehensive income
Net income				1,771,905			1,771,905
Other comprehensive income					451,690		451,690

March 31, 2019	$13,504,673	$1,500,000	$32,800,143	$18,643,565	$(195,894)	$(2,622,777)	$63,629,710

	Three Months Ended March 31, 2018
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2018	$13,305,800	$2,500,000	$31,639,189	$13,387,739	$(274,097)	$(2,622,777)	$57,935,854

Issuance of common stock	33,345		207,208				240,553
Cash dividends declared
Common stock				(869,128)			(869,128)
Preferred stock				(28,125)			(28,125)
Redemption of preferred stock		(500,000)					(500,000)
Comprehensive income
Net income				1,982,543			1,982,543
Other comprehensive loss					(452,876)		(452,876)

March 31, 2018	$13,339,145	$2,000,000	$31,846,397	$14,473,029	$(726,973)	$(2,622,777)	$58,308,821

*Accumulated other comprehensive (loss) income

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three Months Ended March 31,
	2019	2018

Cash Flows from Operating Activities:
Net income	$1,771,905	$1,982,543
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	293,654	246,582
Provision for loan losses	212,503	180,000
Deferred income tax (credit) provision	(3,995)	6,667
Net realized loss on sale of securities AFS	0	3,860
Gain on sale of loans	(22,602)	(77,698)
Loss on sale of bank premises and equipment	0	631
Income from CFS Partners	(177,420)	(128,183)
Amortization of bond premium, net	31,611	33,969
Proceeds from sales of loans held for sale	769,622	2,153,059
Originations of loans held for sale	(747,020)	(1,396,574)
Increase in taxes payable	264,164	309,062
Increase in interest receivable	(257,600)	(160,213)
Decrease in mortgage servicing rights	38,554	27,446
Decrease in right-of-use assets	57,216	0
Decrease in operating lease liabilities	(55,014)	0
Decrease (increase) in other assets	282,292	(257,338)
Increase in cash surrender value of BOLI	(21,635)	(22,730)
Amortization of limited partnerships	78,027	94,371
Increase in unamortized loan costs	(1,537)	(10,593)
Increase in interest payable	35,102	9,073
Decrease in accrued expenses	(444,039)	(616,259)
Decrease in other liabilities	(8,027)	(5,532)
Net cash provided by operating activities	2,038,545	2,372,143

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	701,657	2,190,856
Purchases	(1,498,000)	(3,045,361)
Proceeds from redemption of restricted equity securities	383,500	0
Purchases of restricted equity securities	0	(90,000)
Increase in loans, net	(564,060)	(544,395)
Capital expenditures net of proceeds from sales of bank
premises and equipment	(272,864)	(99,486)
Recoveries of loans charged off	20,320	23,717
Net cash used in investing activities	(1,229,447)	(1,564,669)

	2019	2018

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(26,180,086)	(8,753,237)
Net increase in money market and savings accounts	13,450,476	15,498,561
Net decrease in time deposits	(5,159,073)	(9,150,758)
Net increase in repurchase agreements	2,313,304	1,599,078
Decrease in finance lease obligations	(30,251)	(27,898)
Redemption of preferred stock	(500,000)	(500,000)
Dividends paid on preferred stock	(27,500)	(28,125)
Dividends paid on common stock	(688,701)	(628,415)
Net cash used in financing activities	(16,821,831)	(1,990,794)

Net decrease in cash and cash equivalents	(16,012,733)	(1,183,320)
Cash and cash equivalents:
Beginning	67,934,815	42,653,501
Ending	$51,922,082	$41,470,181

Supplemental Schedule of Cash Paid During the Period:
Interest	$1,503,438	$859,676

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain (loss) on securities AFS	$571,759	$(573,264)

Common Shares Dividends Paid:
Dividends declared	$983,122	$869,128
Decrease (increase) in dividends payable attributable to dividends declared	18,605	(160)
Dividends reinvested	(313,026)	(240,553)
	$688,701	$628,415

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Consolidation

The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial condition and results of operations of the Company and its subsidiary, Community National Bank (the Bank), contained herein have been made. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 contained in the Company's Annual Report on Form 10-K. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full annual period ending December 31, 2019, or for any other interim period.

Certain amounts in the 2018 consolidated financial statements have been reclassified to conform to the 2019 presentation. Reclassifications had no effect on prior period net income or shareholders’ equity.

In addition to the definitions provided elsewhere in this quarterly report, the definitions, acronyms and abbreviations identified below are used throughout this report, including in Part I. “Financial Information” and Part II. “Other Information”, and are intended to aid the reader and provide a reference page when reviewing this report.

ABS and OAS:	Asset backed or other amortizing security	FHLMC:	Federal Home Loan Mortgage Corporation
AFS:	Available-for-sale	FOMC:	Federal Open Market Committee
Agency MBS:	MBS issued by a US government agency	FRB:	Federal Reserve Board
	or GSE	FRBB:	Federal Reserve Bank of Boston
ALCO:	Asset Liability Committee	GAAP:	Generally Accepted Accounting Principles
ALL:	Allowance for loan losses		in the United States
AOCI:	Accumulated other comprehensive income	GSE:	Government sponsored enterprise
ASC:	Accounting Standards Codification	HTM:	Held-to-maturity
ASU:	Accounting Standards Update	ICS:	Insured Cash Sweeps of the Promontory
Bancorp:	Community Bancorp.		Interfinancial Network
Bank:	Community National Bank	IRS:	Internal Revenue Service
BIC:	Borrower-in-Custody	JNE:	Jobs for New England
Board:	Board of Directors	Jr:	Junior
BOLI:	Bank owned life insurance	LIBOR:	London Interbank Offered Rate
bp or bps:	Basis point(s)	MBS:	Mortgage-backed security
CBLR:	Community Bank Leverage Ratio	MPF:	Mortgage Partnership Finance
CDARS:	Certificate of Deposit Accounts Registry	MSRs:	Mortgage servicing rights
	Service of the Promontory Interfinancial	NII:	Net interest income
	Network	NMTC:	New Market Tax Credits
CDs:	Certificates of deposit	OCI:	Other comprehensive income (loss)
CDI:	Core deposit intangible	OREO:	Other real estate owned
CECL:	Current Expected Credit Loss	OTTI:	Other-than-temporary impairment
CFSG:	Community Financial Services Group, LLC	PMI:	Private mortgage insurance
CFS Partners:	Community Financial Services Partners,	RD:	USDA Rural Development
	LLC	SBA:	U.S. Small Business Administration
Company:	Community Bancorp. and Subsidiary	SEC:	U.S. Securities and Exchange Commission
CRE:	Commercial Real Estate	SERP:	Supplemental Employee Retirement Plan
DDA or DDAs:	Demand Deposit Account(s)	TDR:	Troubled-debt restructuring
DTC:	Depository Trust Company	USDA:	U.S. Department of Agriculture
DRIP:	Dividend Reinvestment Plan	VA:	U.S. Veterans Administration
Exchange Act:	Securities Exchange Act of 1934	2017 Tax Act:	Tax Cut and Jobs Act of 2017
FASB:	Financial Accounting Standards Board	2018	Economic Growth, Regulatory Relief and
FDIC:	Federal Deposit Insurance Corporation	Regulatory	Consumer Protection Act of 2018
FHLBB:	Federal Home Loan Bank of Boston	Relief Act:

Note 2. Recent Accounting Developments

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB amended the updated guidance and provided an additional transition method for adoption of the guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The ASU became effective for the Company on January 1, 2019. The impact of adopting this ASU was not material to the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss, or CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale, which will require that credit losses on those securities be recorded through an allowance for credit losses rather than a write-down. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company is evaluating the impact of the adoption of the ASU on its consolidated financial statements. The ASU may have a material impact on the Company's consolidated financial statements upon adoption as it will require a change in the Company's methodology for calculating its ALL and allowance on unused commitments. The Company will transition from an incurred loss model to an expected loss model, which will likely result in an increase in the ALL upon adoption and may negatively impact the Company’s and the Bank's regulatory capital ratios.  The Company has formed a committee to assess the implications of this new pronouncement and transitioned to a software solution for preparing the ALL calculation and related reports that management believes provides the Company with stronger data integrity, ease and efficiency in ALL preparation. The new software solution also provides numerous training opportunities for the appropriate personnel within the Company. The Company has gathered and is continuing to analyze the historical data to serve as a basis for estimating the ALL under CECL.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements, but does not anticipate any material impact at this time.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended March 31,	2019	2018

Net income, as reported	$1,771,905	$1,982,543
Less: dividends to preferred shareholders	27,500	28,125
Net income available to common shareholders	$1,744,405	$1,954,418
Weighted average number of common shares
used in calculating earnings per share	5,180,334	5,117,009
Earnings per common share	$0.34	$0.38

Note 4.  Investment Securities

Prior to 2019, the entire balance of the Company’s HTM investment portfolio consisted of Municipal notes. Beginning in 2019, the Company chose to reclassify these notes from the investment portfolio into the loan portfolio. All periods presented have been restated to conform to this change. Accordingly, for all periods presented below, the Company’s investment portfolio consists entirely of AFS investments.

Debt securities as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2019
U.S. GSE debt securities	$15,005,240	$21,774	$104,785	$14,922,229
Agency MBS	15,376,793	20,821	232,386	15,165,228
ABS and OAS	1,904,256	27,150	0	1,931,406
Other investments	8,665,000	58,525	39,066	8,684,459
	$40,951,289	$128,270	$376,237	$40,703,322

December 31, 2018
U.S. GSE debt securities	$14,010,100	$394	$259,391	$13,751,103
Agency MBS	16,020,892	2,701	449,068	15,574,525
ABS and OAS	1,988,565	3,806	6,242	1,986,129
Other investments	8,167,000	8,472	120,398	8,055,074
	$40,186,557	$15,373	$835,099	$39,366,831

March 31, 2018
U.S. GSE debt securities	$17,272,170	$0	$386,980	$16,885,190
Agency MBS	17,139,115	3,327	460,499	16,681,943
Other investments	5,203,000	0	76,068	5,126,932
	$39,614,285	$3,327	$923,547	$38,694,065

Investments pledged as collateral for repurchase agreements consisted of U.S. GSE debt securities, Agency MBS, ABS and OAS, and CDs. These repurchase agreements mature daily. These investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

March 31, 2019	$40,951,289	$40,703,322
December 31, 2018	40,186,557	39,366,831
March 31, 2018	39,614,285	38,694,065

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
March 31, 2019
Due in one year or less	$248,000	$246,822
Due from one to five years	12,958,597	12,927,456
Due from five to ten years	12,367,899	12,363,816
Agency MBS	15,376,793	15,165,228
	$40,951,289	$40,703,322

December 31, 2018
Due from one to five years	$12,714,642	$12,519,008
Due from five to ten years	11,451,023	11,273,298
Agency MBS	16,020,892	15,574,525
	$40,186,557	$39,366,831

March 31, 2018
Due in one year or less	$2,250,000	$2,242,195
Due from one to five years	11,766,268	11,548,006
Due from five to ten years	8,458,902	8,221,921
Agency MBS	17,139,115	16,681,943
	$39,614,285	$38,694,065

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
March 31, 2019
U.S. GSE debt securities	$0	$0	$11,426,647	$104,785	10	$11,426,647	$104,785
Agency MBS	1,358,591	14,467	11,872,305	217,919	23	13,230,896	232,386
Other investments	0	0	4,670,934	39,066	19	4,670,934	39,066
	$1,358,591	$14,467	$27,969,886	$361,770	52	$29,328,477	$376,237

December 31, 2018
U.S. GSE debt securities	$1,465,947	$6,752	$11,284,761	$252,639	11	$12,750,708	$259,391
Agency MBS	2,317,838	22,029	12,223,386	427,039	24	14,541,224	449,068
ABS and OAS	976,226	6,242	0	0	1	976,226	6,242
Other investments	1,956,914	20,086	4,113,688	100,312	25	6,070,602	120,398
	$6,716,925	$55,109	$27,621,835	$779,990	61	$34,338,760	$835,099

March 31, 2018
U.S. GSE debt securities	$12,997,087	$275,084	$3,888,103	$111,896	15	$16,885,190	$386,980
Agency MBS	10,987,068	298,918	4,237,057	161,581	21	15,224,125	460,499
Other investments	4,146,288	67,711	487,644	8,357	16	4,633,932	76,068
	$28,130,443	$641,713	$8,612,804	$281,834	52	$36,743,247	$923,547

The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition. As of March 31, 2019, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be OTTI.

Note 5. Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	March 31,	December 31,	March 31,
	2019	2018	2018

Commercial & industrial	$79,045,761	$80,766,693	$76,968,888
Commercial real estate	242,154,345	235,318,148	210,135,736
Municipal*	46,290,224	47,067,023	47,899,857
Residential real estate - 1st lien	163,521,677	165,665,175	166,435,383
Residential real estate - Jr lien	43,300,663	44,544,987	45,459,718
Consumer	4,594,385	5,088,491	5,033,833
Total loans	578,907,055	578,450,517	551,933,415
Deduct (add):
ALL	5,727,842	5,602,541	5,341,220
Deferred net loan costs	(365,151)	(363,614)	(329,244)
Net loans	$573,544,364	$573,211,590	$546,921,439

*Prior to 2019, all loans in this category were reported as HTM securities as a component of Investment Securities (see Note 4). All periods presented have been restated to conform to the reclassification.

The following is an age analysis of loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

							90 Days or
		90 Days	Total			Non-Accrual	More and
March 31, 2019	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$326,665	$0	$326,665	$78,719,096	$79,045,761	$47,782	$0
Commercial real estate	1,825,920	433,290	2,259,210	239,895,135	242,154,345	2,091,218	0
Municipal	0	0	0	46,290,224	46,290,224	0	0
Residential real estate
- 1st lien	4,064,284	1,386,929	5,451,213	158,070,464	163,521,677	2,105,605	350,197
- Jr lien	285,705	340,603	626,308	42,674,355	43,300,663	391,801	106,648
Consumer	36,614	4,633	41,247	4,553,138	4,594,385	0	4,633
	$6,539,188	$2,165,455	$8,704,643	$570,202,412	$578,907,055	$4,636,406	$461,478

							90 Days or
		90 Days	Total			Non-Accrual	More and
December 31, 2018	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$217,385	$0	$217,385	$80,549,308	$80,766,693	$84,814	$0
Commercial real estate	1,509,839	190,789	1,700,628	233,617,520	235,318,148	1,742,993	0
Municipal	0	0	0	47,067,023	47,067,023	0	0
Residential real estate
- 1st lien	4,108,319	1,371,061	5,479,380	160,185,795	165,665,175	2,026,939	622,486
- Jr lien	484,855	353,914	838,769	43,706,218	44,544,987	408,540	104,959
Consumer	43,277	1,661	44,938	5,043,553	5,088,491	0	1,661
	$6,363,675	$1,917,425	$8,281,100	$570,169,417	$578,450,517	$4,263,286	$729,106

							90 Days or
		90 Days	Total			Non-Accrual	More and
March 31, 2018	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$873,514	$44,813	$918,327	$76,050,561	$76,968,888	$185,012	$8,207
Commercial real estate	1,205,289	451,104	1,656,393	208,479,343	210,135,736	1,588,084	0
Municipal	0	0	0	47,899,857	47,899,857	0	0
Residential real estate
- 1st lien	3,837,705	961,601	4,799,306	161,636,077	166,435,383	1,518,759	466,704
- Jr lien	181,062	250,399	431,461	45,028,257	45,459,718	345,214	113,578
Consumer	35,090	0	35,090	4,998,743	5,033,833	0	0
	$6,132,660	$1,707,917	$7,840,577	$544,092,838	$551,933,415	$3,637,069	$588,489

For all loan segments, loans over 30 days past due are considered delinquent.

As of the balance sheet dates presented, residential mortgage loans in process of foreclosure consisted of the following:

	Number of loans	Balance

March 31, 2019	13	$886,102
December 31, 2018	12	961,709
March 31, 2018	10	694,509

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

General component

The general component of the ALL is based on historical loss experience and various qualitative factors and is stratified by the following loan segments: commercial and industrial, CRE, municipal, residential real estate 1st lien, residential real estate Jr lien and consumer loans. The Company does not disaggregate its portfolio segments further into classes.

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

Municipal – Loans in this segment are made to local municipalities, attributable to municipal financing transactions and backed by the full faith and credit of town governments, with no historical losses recognized by the Company.

Residential Real Estate - 1st Lien – Loans in this segment are collateralized by first mortgages on 1 – 4 family owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, has an impact on the credit quality of this segment.

Residential Real Estate – Jr Lien – Loans in this segment are collateralized by junior lien mortgages on 1 – 4 family residential real estate and repayment is primarily dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, has an impact on the credit quality of this segment.

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

Specific component

The specific component of the ALL relates to loans that are impaired. Impaired loans are loan(s) to a borrower that in the aggregate are greater than $100,000 and that are in non-accrual status or are TDRs regardless of amount. A specific allowance is established for an impaired loan when its estimated fair value or net present value of future cash flows is less than the carrying value of the loan. For all loan segments, except consumer loans, a loan is considered impaired when, based on current information and events, in management’s estimation it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant or temporary payment delays and payment shortfalls generally are not classified as impaired. Management evaluates the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and frequency of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

The tables below summarize changes in the ALL and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended March 31, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total
ALL beginning balance	$697,469	$3,019,868	$0	$1,421,494	$273,445	$56,787	$133,478	$5,602,541
Charge-offs	0	0	0	(74,731)	0	(32,791)	0	(107,522)
Recoveries	9,077	0	0	2,497	485	8,261	0	20,320
Provision (credit)	(29,782)	133,288	0	57,872	(8,927)	17,458	42,594	212,503
ALL ending balance	$676,764	$3,153,156	$0	$1,407,132	$265,003	$49,715	$176,072	$5,727,842

ALL evaluated for impairment
Individually	$0	$7,375	$0	$115,494	$815	$0	$0	$123,684
Collectively	676,764	3,145,781	0	1,291,638	264,188	49,715	176,072	5,604,158
	$676,764	$3,153,156	$0	$1,407,132	$265,003	$49,715	$176,072	$5,727,842

Loans evaluated for impairment
Individually	$39,587	$2,200,880	$0	$4,492,044	$303,003	$0		$7,035,514
Collectively	79,006,174	239,953,465	46,290,224	159,029,633	42,997,660	4,594,385		571,871,541
	$79,045,761	$242,154,345	$46,290,224	$163,521,677	$43,300,663	$4,594,385		$578,907,055

As of or for the year ended December 31, 2018

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$675,687	$2,674,029	$0	$1,460,547	$316,982	$43,303	$267,551	$5,438,099
Charge-offs	(152,860)	(124,645)	0	(251,654)	(69,173)	(143,688)	0	(742,020)
Recoveries	60,192	0	0	26,832	1,420	38,018	0	126,462
Provision (credit)	114,450	470,484	0	185,769	24,216	119,154	(134,073)	780,000
ALL ending balance	$697,469	$3,019,868	$0	$1,421,494	$273,445	$56,787	$133,478	$5,602,541

ALL evaluated for impairment
Individually	$0	$0	$0	$112,969	$1,757	$0	$0	$114,726
Collectively	697,469	3,019,868	0	1,308,525	271,688	56,787	133,478	5,487,815
	$697,469	$3,019,868	$0	$1,421,494	$273,445	$56,787	$133,478	$5,602,541

Loans evaluated for impairment
Individually	$60,846	$1,746,894	$0	$4,392,060	$319,321	$0		$6,519,121
Collectively	80,705,847	233,571,254	47,067,023	161,273,115	44,225,666	5,088,491		571,931,396
	$80,766,693	$235,318,148	$47,067,023	$165,665,175	$44,544,987	$5,088,491		$578,450,517

As of or for the three months ended March 31, 2018

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL Beginning balance	$675,687	$2,674,029	$0	$1,460,547	$316,982	$43,303	$267,551	$5,438,099
Charge-offs	(88,894)	(121,000)	0	(33,072)	(24,000)	(33,630)	0	(300,596)
Recoveries	5,014	0	0	8,858	435	9,410	0	23,717
Provision (credit)	74,853	113,675	0	(28,532)	(4,125)	25,079	(950)	180,000
Ending balance	$666,660	$2,666,704	$0	$1,407,801	$289,292	$44,162	$266,601	$5,341,220

ALL Evaluated for impairment
Individually	$0	$3,528	$0	$120,264	$1,194	$0	$0	$124,986
Collectively	666,660	2,663,176	0	1,287,537	288,098	44,162	266,601	5,216,234
	$666,660	$2,666,704	$0	$1,407,801	$289,292	$44,162	$266,601	$5,341,220

Loans evaluated for impairment
Individually	$185,012	$1,605,948	$0	$4,277,541	$272,506	$0		$6,341,007
Collectively	76,783,876	208,529,788	47,899,857	162,157,842	45,187,212	5,033,833		545,592,408
	$76,968,888	$210,135,736	$47,899,857	$166,435,383	$45,459,718	$5,033,833		$551,933,415

Impaired loans, by portfolio segment, were as follows:

	As of March 31, 2019
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment (1)	Recognized(1)

Related allowance recorded
Commercial real estate	$488,601	$499,540	$7,375	$244,300	$0
Residential real estate
- 1st lien	911,245	929,119	115,494	926,805	17,944
- Jr lien	6,932	6,923	815	7,101	171
	1,406,778	1,435,582	123,684	1,178,206	18,115

No related allowance recorded
Commercial & industrial	39,587	63,477		50,216	0
Commercial real estate	1,713,077	1,971,060		1,730,700	5,067
Residential real estate
- 1st lien	3,596,317	4,315,339		3,530,717	56,132
- Jr lien	296,080	338,447		304,076	0
	5,645,061	6,688,323		5,615,709	61,199

	$7,051,839	$8,123,905	$123,684	$6,793,915	$79,314

(1) For the three months ended March 31, 2019

In the table above, recorded investment in impaired loans as of March 31, 2019 includes accrued interest receivable and deferred net loan costs of $16,325.

	As of December 31, 2018			2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment (1)	Recognized (1)

Related allowance recorded
Commercial real estate	$0	$0	$0	$57,658	$0
Residential real estate
- 1st lien	942,365	963,367	112,969	836,326	45,139
- Jr lien	7,271	7,248	1,757	77,555	351
	949,636	970,615	114,726	971,539	45,490

No related allowance recorded
Commercial & industrial	60,846	80,894		120,924	0
Commercial real estate	1,748,323	1,975,831		1,663,794	13,131
Residential real estate
- 1st lien	3,465,117	4,082,637		3,497,772	94,313
- Jr lien	312,072	351,139		235,970	0
	5,586,358	6,490,501		5,518,460	107,444

	$6,535,994	$7,461,116	$114,726	$6,489,999	$152,934

(1) For the year ended December 31, 2018

In the table above, recorded investment in impaired loans as of December 31, 2018 includes accrued interest receivable and deferred net loan costs of $16,873.

	As of March 31, 2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment(1)	Recognized(1)

Related allowance recorded
Commercial real estate	$83,645	$225,681	$3,528	$183,567	$0
Residential real estate
- 1st lien	793,881	834,267	120,264	751,122	7,682
- Jr lien	8,182	8,151	1,194	177,100	92
	885,708	1,068,099	124,986	1,111,789	7,774

No related allowance recorded
Commercial & industrial	185,012	450,039		103,193	0
Commercial real estate	1,523,166	1,658,923		1,316,216	4,064
Residential real estate
- 1st lien	3,507,912	3,923,460		2,496,646	31,124
- Jr lien	264,355	438,777		169,390	0
	5,480,445	6,471,199		4,085,445	35,188

	$6,366,153	$7,539,298	$124,986	$5,197,234	$42,962

(1) For the three months ended March 31, 2018

In the table above, recorded investment in impaired loans as of March 31, 2018 includes accrued interest receivable and deferred net loan costs of $25,146.

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

Credit Quality Grouping

In developing the ALL, management uses credit quality groupings to help evaluate trends in credit quality. The Company groups credit risk into Groups A, B and C. The manner the Company utilizes to assign risk grouping is driven by loan purpose. Commercial purpose loans are individually risk graded while the retail portion of the portfolio is generally grouped by delinquency pool.

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

Credit risk ratings are dynamic and require updating whenever relevant information is received. Risk ratings are assessed on an ongoing basis and at various points, including at delinquency or at the time of other adverse events. For larger, more complex or adversely rated loans, risk ratings are also assessed at the time of annual or periodic review. Lenders are required to make immediate disclosure to the Chief Credit Officer of any known increase in loan risk, even if considered temporary in nature.

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of March 31, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$76,725,045	$230,939,684	$46,290,224	$159,388,763	$42,589,428	$4,589,752	$560,522,896
Group B	246,647	2,245,628	0	0	0	0	2,492,275
Group C	2,074,069	8,969,033	0	4,132,914	711,235	4,633	15,891,884
	$79,045,761	$242,154,345	$46,290,224	$163,521,677	$43,300,663	$4,594,385	$578,907,055

As of December 31, 2018

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$78,585,348	$226,785,919	$47,067,023	$161,293,233	$43,817,872	$5,086,830	$562,636,225
Group B	90,763	246,357	0	224,992	0	0	562,112
Group C	2,090,582	8,285,872	0	4,146,950	727,115	1,661	15,252,180
	$80,766,693	$235,318,148	$47,067,023	$165,665,175	$44,544,987	$5,088,491	$578,450,517

As of March 31, 2018

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$74,829,100	$196,906,148	$47,899,857	$163,625,382	$44,896,784	$5,033,833	$533,191,104
Group B	1,139,008	4,334,637	0	210,428	36,429	0	5,720,502
Group C	1,000,780	8,894,951	0	2,599,573	526,505	0	13,021,809
	$76,968,888	$210,135,736	$47,899,857	$166,435,383	$45,459,718	$5,033,833	$551,933,415

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

New TDRs, by portfolio segment, during the periods presented were as follows:

Three months ended March 31, 2019

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial real estate	1	$19,265	$21,628
Residential real estate - 1st lien	1	95,899	96,369
	2	$115,164	$117,997

Year ended December 31, 2018

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial real estate	1	$406,920	$406,920
Residential real estate – 1st lien	10	1,031,330	1,142,089
	11	$1,438,250	$1,549,009

Three months ended March 31, 2018

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate – 1st lien	5	$682,791	$785,309

The TDRs for which there was a payment default during the twelve month periods presented were as follows:

For the twelve months ended March 31, 2019

	Number of	Recorded
	Contracts	Investment

Commercial real estate	1	$392,719

For the twelve months ended December 31, 2018
	Number of	Recorded
	Contracts	Investment

Commercial real estate	1	$400,646
Residential real estate - 1st lien	3	518,212
	4	$918,858

For the twelve months ended March 31, 2018

	Number of	Recorded
	Contracts	Investment

Residential real estate - 1st lien	1	$87,696

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

The specific allowances related to TDRs as of the balance sheet dates are presented in the table below.

	March 31,	December 31,	March 31,
	2019	2018	2018

Specific Allocation	$116,571	$114,726	$124,986

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

Management evaluates goodwill for impairment annually. As of the date of the most recent evaluation (December 31, 2018), management concluded that no impairment existed.

Note 7. Leases

The Company adopted ASU No. 2016-02 on January 1, 2019 with no adjustment to prior periods presented or a cumulative-effect adjustment to retained earnings. The Company has operating and finance leases for some of its bank premises, with remaining lease terms of one year to seven years. Some of the operating leases have options to renew, which are accounted for in the seven years. The Company’s operating lease right-of-use assets and finance lease assets are included in "Bank premises and equipment, net" in the consolidated balance sheet and operating lease liabilities and finance lease liabilities are included in other liabilities in the consolidated balance sheet.

The components of lease expense for the periods presented were as follows:

Three Months Ended March 31,	2019	2018

Operating lease cost	$61,869	$56,573

Finance lease cost:
Amortization of right-of-use assets	$17,667	$17,667
Interest on lease liabilities	5,115	7,467
Variable rent expense	8,485	8,485
	$31,267	$33,619

Supplemental cash flow information related to right-of-use assets and for lease obligations recorded upon adoption of ASU No. 2016-02 (Note 2) was as follows:

Three Months Ended March 31,	2019	2018

Operating Leases	$1,455,829	$0

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2019	2018
Operating Leases

Operating lease right-of-use assets	$1,398,613	$0

Operating lease liabilities	$1,400,815	$0

Finance Leases

Property, at cost	$991,014	$991,014
Accumulated depreciation	(795,002)	(777,335)
Property, net	$196,012	$213,679

Finance lease liabilities	$236,496	$266,747

	March 31,	December 31,
	2019	2018

Weighted Average Remaining Lease Term

Operating Leases	5.6 Years	5.9 Years
Finance Leases	1.8 Years	2.0 Years

Weighted Average Discount Rate

Operating Leases	1.28%
Finance Leases	7.85%	7.86%

Maturities of lease liabilities as of March 31, 2019 were as follows:

Operating Leases

2019	$165,039
2020	229,221
2021	185,466
2022	192,870
2023	202,190
Subsequent to 2023	426,029
$1,400,815

Finance Leases

2019	$106,095
2020	110,460
2021	39,117
Total minimum lease payments	255,672
Less amount representing interest	(19,176)
Present value of net minimum lease payments	$236,496

A reconciliation of the undiscounted cash flows in the maturity analysis above and the lease liability recognized in the consolidated balance sheet as of March 31, 2019, is shown below:

	Operating Leases	Finance Leases

Undiscounted cash flows	$1,471,889	$329,862
Discount effect of cash flows	(71,074)	(93,366)
Lease liabilities	$1,400,815	$236,496

Note 8. Fair Value

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company’s quality of earnings and comprehensive income. The fair values of some of these assets and liabilities are measured on a recurring basis while others are measured on a non-recurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available-for-sale are recorded at fair value on a recurring basis. Other assets, such as MSRs, loans held-for-sale, impaired loans, and OREO are recorded at fair value on a non-recurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest). A brief description of each level follows.

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

The following methods and assumptions were used by the Company in estimating its fair value measurements:

Debt Securities AFS:  Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds and default rates. Level 1 securities would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include federal agency securities.

Impaired loans: Impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. If the fair value is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the ALL. Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis. Management has estimated the fair values of collateral-dependent loans using Level 2 inputs, such as the fair value of collateral based on independent third-party appraisals.

Loans held-for-sale: The fair value of loans held-for-sale is based upon an actual purchase and sale agreement between the Company and an independent market participant. The sale is executed within a reasonable period following quarter end at the stated fair value.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below. There were no Level 1 or Level 3 assets or liabilities measured on a recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between levels during 2019 or 2018.

Level 2	March 31, 2019	December 31, 2018	March 31, 2018
Assets: (market approach)
U.S. GSE debt securities	$14,922,229	$13,751,103	$16,885,190
Agency MBS	15,165,228	15,574,525	16,681,943
ABS and OAS	1,931,406	1,986,129	0
Other investments	8,684,459	8,055,074	5,126,932
	$40,703,322	$39,366,831	$38,694,065

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following table includes assets measured at fair value on a non-recurring basis that have had a fair value adjustment since their initial recognition. Impaired loans measured at fair value only include collateral-dependent impaired loans with a related specific ALL and are presented net of specific allowances as disclosed in Note 5.

Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy level, are summarized below. There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between levels during 2019 or 2018.

Level 2	March 31, 2019	December 31, 2018	March 31, 2018
Assets: (market approach)

Impaired loans, net of related allowance	$262,214	$0	$80,118
Loans held-for-sale	0	0	358,500
MSRs (1)	966,394	1,004,948	1,055,840
OREO	201,386	201,386	284,235

(1) Represents MSRs at lower of cost or fair value.

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company's financial instruments were as follows:

March 31, 2019		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$51,922	$51,922	$0	$0	$51,922
Debt securities AFS	40,703	0	40,703	0	40,703
Restricted equity securities	1,366	0	1,366	0	1,366
Loans and loans held-for-sale, net of ALL
Commercial & industrial	78,343	0	0	78,154	78,154
Commercial real estate	238,921	0	262	239,545	239,807
Municipal	46,290	0	0	46,126	46,126
Residential real estate - 1st lien	162,061	0	0	159,968	159,968
Residential real estate - Jr lien	43,021	0	0	42,973	42,973
Consumer	4,543	0	0	4,573	4,573
MSRs (1)	966	0	1,451	0	1,451
Accrued interest receivable	2,558	0	2,558	0	2,558

Financial liabilities:
Deposits
Other deposits	561,360	0	560,428	0	560,428
Brokered deposits	29,568	0	29,551	0	29,551
Long-term borrowings	1,550	0	1,448	0	1,448
Repurchase agreements	32,835	0	32,835	0	32,835
Operating lease obligations	1,401	0	1,401	0	1,401
Finance lease obligations	236	0	236	0	236
Subordinated debentures	12,887	0	12,813	0	12,813
Accrued interest payable	148	0	148	0	148

(1) Reported fair value represents all MSRs for loans serviced by the Company at March 31, 2019, regardless of carrying amount.

December 31, 2018		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$67,935	$67,935	$0	$0	$67,935
Debt securities AFS	39,367	0	39,367	0	39,367
Restricted equity securities	1,749	0	1,749	0	1,749
Loans and loans held-for-sale, net of ALL
Commercial & industrial	80,049	0	0	79,773	79,773
Commercial real estate	232,239	0	0	230,532	230,532
Municipal	47,067	0	0	47,228	47,228
Residential real estate - 1st lien	164,202	0	0	161,068	161,068
Residential real estate - Jr lien	44,260	0	0	44,127	44,127
Consumer	5,031	0	0	5,063	5,063
MSRs (1)	1,005	0	1,481	0	1,481
Accrued interest receivable	2,301	0	2,301	0	2,301

Financial liabilities:
Deposits
Other deposits	573,525	0	571,952	0	571,952
Brokered deposits	35,292	0	35,247	0	35,247
Long-term borrowings	1,550	0	1,425	0	1,425
Repurchase agreements	30,522	0	30,522	0	30,522
Capital lease obligations	267	0	267	0	267
Subordinated debentures	12,887	0	12,807	0	12,807
Accrued interest payable	113	0	113	0	113

(1) Reported fair value represents all MSRs for loans serviced by the Company at December 31, 2018, regardless of carrying amount.

March 31, 2018		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$41,470	$41,470	$0	$0	$41,470
Debt securities AFS	38,694	0	38,694	0	38,694
Restricted equity securities	1,794	0	1,794	0	1,794
Loans and loans held-for-sale, net of ALL
Commercial & industrial	76,261	0	0	76,248	76,248
Commercial real estate	207,358	0	80	206,326	206,406
Municipal	47,900	0	0	47,644	47,644
Residential real estate - 1st lien	165,298	0	0	162,774	162,774
Residential real estate - Jr lien	45,147	0	0	44,630	44,630
Consumer	4,987	0	0	5,080	5,080
MSRs (1)	1,056	0	1,453	0	1,453
Accrued interest receivable	2,212	0	2,212	0	2,212

Financial liabilities:
Deposits
Other deposits	513,029	0	511,229	0	511,229
Brokered deposits	45,201	0	45,154	0	45,154
Long-term borrowings	3,550	0	3,157	0	3,157
Repurchase agreements	30,247	0	30,247	0	30,247
Capital lease obligations	354	0	354	0	354
Subordinated debentures	12,887	0	12,814	0	12,814
Accrued interest payable	110	0	110	0	110

(1) Reported fair value represents all MSRs for loans serviced by the Company at March 31, 2018, regardless of carrying amount.

Note 9. Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018

Balance at beginning of year	$1,004,948	$1,083,286	$1,083,286
MSRs capitalized	4,686	110,209	20,494
MSRs amortized	(43,240)	(188,547)	(47,940)
Balance at end of period	$966,394	$1,004,948	$1,055,840

There was no valuation allowance recorded for MSRs for the periods presented.

Note 10. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 11. Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP. On March 18, 2019, the Company’s Board declared a cash dividend of $0.19 per common share, payable May 1, 2019 to shareholders of record as of April 15, 2019. This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Period Ended March 31, 2019

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly-owned subsidiary, Community National Bank, as of March 31, 2019, December 31, 2018, and March 31, 2018, and its consolidated results of operations for the three- month interim periods presented.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2018 Annual Report on Form 10-K filed with the SEC.

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
●
adverse changes in the credit rating of U.S. government debt; and
●
the planned phase out the London Interbank Offered Rate (LIBOR) which could adversely affect the Company’s interest costs in future periods on its $12,887,000 in principal amount of Junior Subordinated Debentures due December 12, 2037, which currently bear interest at a variable rate, adjusted quarterly, equal to 3-month LIBOR, plus 2.85%.

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

NON-GAAP FINANCIAL MEASURES

Under SEC Regulation G, public companies making disclosures containing financial measures that are not in accordance with GAAP must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure, as well as a statement of the company’s reasons for utilizing the non-GAAP financial measure. The SEC has exempted from the definition of non-GAAP financial measures certain commonly used financial measures that are not based on GAAP. However, three non-GAAP financial measures commonly used by financial institutions, namely tax-equivalent net interest income and tax-equivalent net interest margin (as presented in the tables in the section labeled Interest Income Versus Interest Expense (NII)) and core earnings (as defined and discussed in the Results of Operations section), have not been specifically exempted by the SEC, and may therefore constitute non-GAAP financial measures under Regulation G. We are unable to state with certainty whether the SEC would regard those measures as subject to Regulation G.

Management believes that these non-GAAP financial measures are useful in evaluating the Company’s financial performance and facilitate comparisons with the performance of other financial institutions. However, that information should be considered supplemental in nature and not as a substitute for related financial information prepared in accordance with GAAP.

OVERVIEW

The Company’s consolidated assets on March 31, 2019 were $706,733,113, a decrease of $13,614,385, or 1.9%, from December 31, 2018 and an increase of $40,761,363, or 6.1%, from March 31, 2018. Net loans increased $332,774, or 0.1%, since December 31, 2018 and $26,622,925, or 4.9%, since March 31, 2018. The year over year increase was primarily attributable to growth in commercial loans and was funded with core deposits. The AFS portfolio increased $1,336,491, or 3.4% from December 31, 2018 and $2,009,257, or 5.2% from March 31, 2018. As discussed in Note 5 to the accompanying unaudited interim consolidated financial statements, the Company chose to reclassify its municipal notes from the investment portfolio into the loan portfolio as of January 1, 2019, accounting for the absence of the HTM portfolio previously presented on the Company’s balance sheet. Prior to the reclassification, municipal notes constituted the Company’s entire HTM investment portfolio.

Total deposits decreased $17,888,683 or 2.9%, since December 31, 2018 with a notable decrease in core deposits totaling $26,180,086, or 8.7%, due primarily to the runoff of a large balance account at year end with one municipal customer, which had been expected.  In the year over year comparison, deposits increased $32,698,336, or 5.9%, with significant increases noted for interest-bearing transaction accounts of $29,506,436, or 22.4%, and other time deposits of $15,592,230, or 16.6%. The increase in interest-bearing transaction accounts is due to increases in all categories, particularly the account for the Company’s affiliate, CFSG and the reciprocal ICS accounts, while the increase in wholesale time deposits is predominantly due to the use of brokered deposits as an alternative to short term borrowing from the FHLBB.

Interest income increased $921,530, or 13.6%, for the first quarter of 2019 compared to the same quarter in 2018. Interest expense increased $669,791, or 77.1%, for the first quarter of 2019 compared to the same quarter in 2018. The increase in interest income is due to the higher average loan balances, which exceeded the three month comparison period by $25,079,676, or 4.5%, as well as the continued increases in short-term rates. While the increase in short-term rates is having a positive impact on interest income, it is also continuing to put upward pressure on interest rates paid on deposit accounts and other borrowings.

Net interest income after the provision for loan losses improved by $219,236, or 3.8%, for the first quarter of 2019 compared to the same quarter in 2018, despite a decrease in net interest spread of 19 bps, due primarily to an increase in average earning assets year over year. The charge to income for the provision for loan losses increased $32,503, or 18.1%, for the first quarter of 2019, compared to the same period last year, in order to accommodate the increase in the loan portfolio. Please refer to the ALL and provisions discussion in the Credit Risk section for more information.

Net income for the first quarter of 2019 was $1,771,905, a decrease of $210,638, or 10.6%, from net income of $1,982,543 for the first quarter of 2018. Although net interest income was favorable, non-interest income decreased $76,970, or 5.5%, and non-interest expense increased $424,808, or 9.0%, for the first quarter of 2019 compared to the same quarter in 2018, primarily due to increases in salaries and wages and employee benefits. Please refer to the Non-interest Income and Expense sections for more information on these changes.

On May 1, 2019, the Company opened a loan production office in Lebanon, New Hampshire to better serve customers in Grafton County, New Hampshire and the greater White River Junction area in Windsor County, Vermont. These are areas that continue to provide commercial loan growth opportunities for the Company.

On March 18, 2019, the Company's Board declared a quarterly cash dividend of $0.19 per common share, payable on May 1, 2019 to shareholders of record on April 15, 2019.

On March 31, 2019, the Company completed a second partial redemption of its outstanding Series A non-cumulative perpetual preferred stock. Five shares were redeemed at par, at an aggregate redemption price of $500,000, plus accrued dividends. The Company completed a similar partial redemption of five shares of its preferred stock on March 31, 2018. The financial statements and capital sections of this report reflect these redemptions.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are fundamental to understanding the Company’s results of operations and financial condition because they require management to use estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results, sometimes in material respects. These policies are considered by management to be critical because they require subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The Company’s critical accounting policies govern:

● the ALL;
● OREO;
● OTTI of investment securities;
● valuation of residential MSRs; and
● the carrying value of goodwill.

These policies are described in the Company’s 2018 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. There were no material changes during the first three months of 2019 in the Company’s critical accounting policies.

RESULTS OF OPERATIONS

Net income for the first quarter of 2019 was $1,771,905, or $0.34 per common share, compared to $1,982,543, or $0.38 per common share, for the same quarter of 2018. Core earnings (NII) for the first quarter of 2019 increased $251,739, or 4.3%, compared to the same quarter in 2018. The loan mix continued to shift in favor of higher yielding commercial loans, while the deposit mix experienced an increase in non-maturity deposits, both of which have benefitted the Company’s net interest income. Interest paid on deposits, which is the major component of total interest expense, increased $595,897, or 86.7%, for the first quarter of 2019 compared to the same quarter of 2018, reflecting the increases in short term rates and higher average interest-bearing deposit balances. The continuing increases in short-term market rates also had an impact on the interest paid on repurchase agreements and on the junior subordinated debentures, contributing to the increase in interest expense in both comparison periods. The Company recorded a provision for loan losses of $212,503 for the first quarter of 2019, compared to $180,000 for the same quarter of 2018, reflecting the growth in the loan portfolio between periods.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized for the comparison periods presented.

	Three Months Ended March 31,
	2019	2018
Return on Average Assets	1.02%	1.22%
Return on Average Equity	11.38%	13.80%

The following table summarizes the earnings performance and certain balance sheet data of the Company for the periods presented.

SELECTED FINANCIAL DATA (Unaudited)

	March 31,	December 31,	March 31,
	2019	2018	2018
Balance Sheet Data
Net loans(1)	$573,544,364	$573,211,590	$546,921,439
Total assets	706,733,113	720,347,498	665,971,750
Total deposits	590,927,882	608,816,565	558,229,546
Borrowed funds	1,550,000	1,550,000	3,550,000
Junior subordinated debentures	12,887,000	12,887,000	12,887,000
Total liabilities	643,103,403	657,743,787	607,662,929
Total shareholders' equity	63,629,710	62,603,711	58,308,821

Book value per common share outstanding	$11.97	$11.72	$10.99

	Three Months Ended March 31,
	2019	2018
Operating Data
Total interest income	$7,698,368	$6,776,838
Total interest expense	1,538,540	868,749
Net interest income	6,159,828	5,908,089

Provision for loan losses	212,503	180,000
Net interest income after provision for loan losses	5,947,325	5,728,089

Non-interest income	1,318,700	1,395,670
Non-interest expense	5,155,924	4,731,116
Income before income taxes	2,110,101	2,392,643
Applicable income tax expense(2)	338,196	410,100

Net Income	$1,771,905	$1,982,543

Per Common Share Data
Earnings per common share(3)	$0.34	$0.38
Dividends declared per common share	$0.19	$0.17
Weighted average number of common shares outstanding	5,180,334	5,117,009
Number of common shares outstanding, period end	5,191,768	5,125,557

(1)
Net loans reflects reclassification of obligations of local municipalities from the investment portfolio into the loan portfolio as of January 1, 2019 and conforming changes to the comparative 2018 information presented.
(2)
Applicable income tax expense assumes a 21% tax rate for both periods.
(3)
Computed based on the weighted average number of common shares outstanding during the periods presented.

INTEREST INCOME VERSUS INTEREST EXPENSE (NET INTEREST INCOME)

The largest component of the Company’s operating income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and other sources of funds (i.e., borrowings). The Company’s level of net interest income can fluctuate over time due to changes in the level and mix of earning assets and sources of funds (volume), and changes in the yield earned and costs of funds (rate). A portion of the Company’s income from loans to local municipalities is not subject to income taxes. Because the proportion of tax-exempt items in the Company's balance sheet varies from year-to-year, to improve comparability of information, the non-taxable income shown in the tables below has been converted to a tax equivalent basis. The Company’s corporate tax rate is 21%; therefore, to equalize tax-free and taxable income in the comparison, we divide the tax-free income by 79%, with the result that every tax-free dollar is equivalent to $1.27 in taxable income for the periods presented.

The Company’s tax-exempt interest income of $311,632 and $310,156 for the three months ended March 31, 2019 and 2018, respectively, was derived from loans to local municipalities of $46,290,224 and $47,899,857 at March 31, 2019 and 2018, respectively.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the comparison periods presented.

	Three Months Ended March 31,
	2019	2018

Net interest income as presented	$6,159,828	$5,908,089
Effect of tax-exempt income	82,839	82,447
Net interest income, tax equivalent	$6,242,667	$5,990,536

The following table presents average interest-earning assets and average interest-bearing liabilities supporting earning assets. Interest income (excluding interest on non-accrual loans) is expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended March 31,
	2019			2018
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$579,445,366	$7,293,649	5.10%	$554,365,690	$6,533,147	4.78%
Taxable investment securities	39,483,343	248,108	2.55%	38,262,697	202,885	2.15%
Sweep and interest-earning accounts	36,294,255	213,491	2.39%	21,358,685	94,401	1.79%
Other investments (2)	1,821,128	25,959	5.78%	2,108,650	28,852	5.55%
	$657,044,092	$7,781,207	4.80%	$616,095,722	$6,859,285	4.52%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$158,509,721	$403,539	1.03%	$125,066,219	$102,132	0.33%
Money market accounts	94,236,356	356,658	1.53%	104,032,828	277,675	1.08%
Savings deposits	94,344,953	40,110	0.17%	97,240,882	30,306	0.13%
Time deposits	126,596,917	482,653	1.55%	113,651,692	276,950	0.99%
Borrowed funds	1,551,344	22	0.01%	3,551,333	16	0.00%
Repurchase agreements	32,940,885	72,831	0.90%	29,745,775	31,206	0.43%
Finance lease obligations	246,736	5,115	8.29%	363,353	7,467	8.22%
Junior subordinated debentures	12,887,000	177,612	5.59%	12,887,000	142,997	4.50%
	$521,313,912	$1,538,540	1.20%	$486,539,082	$868,749	0.72%

Net interest income		$6,242,667			$5,990,536
Net interest spread (3)			3.60%			3.80%
Net interest margin (4)			3.85%			3.94%

(1)
Included in gross loans are non-accrual loans with an average balance of $4,600,114 and $3,309,117 for the three months ended March 31, 2019 and 2018, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale. Gross loans include tax-exempt loans to local municipalities with average balances of $40,700,683 and $47,781,155 as of March 31, 2019 and 2018, respectively, which were reclassified from the investment portfolio beginning in 2019, and restated for the 2018 comparison period.
(2)
Included in other investments is the Company’s FHLBB Stock with average balances of $755,978 and $1,115,500 respectively, and a dividend rate of approximately 6.22% and 5.66%, respectively, for the first three months of 2019 and 2018, respectively.
(3)
Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4)
Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three-month period ended March 31, 2019 increased 6.7% compared to the same period last year. The average yield on interest-earning assets for the first quarter increased 28 bps, to 4.80%, compared to 4.52% for the same period last year.

The average volume of loans increased over the first three months of 2019 versus the 2018 comparison period by 4.5%, and the average yield on loans increased 32 bps for the first quarter, to 5.10%, compared to 4.78% for the first quarter of 2018. The increase in yield reflects a combination of the steadily increasing federal funds rate over the periods noted, and a shift in asset mix toward commercial loans; however, this has been partially offset by continued pressure on medium term (5-10 year) fixed rates.  Interest earned on the loan portfolio as a percentage of total interest income decreased for the first three months of 2019, comprising 93.7%, versus 95.3% for the same period last year.

The average volume of the taxable investment portfolio (classified as AFS) increased 3.2% during the first three months of 2019 compared to the same period last year. This increase is due primarily to management’s continued effort to incrementally grow the investment portfolio as the balance sheet grows in order to provide additional liquidity and pledge- quality assets. The average yield on the taxable investment portfolio increased 40 bps during the first three months of 2019 compared to the same periods last year, due primarily to rising market rates, as the composition of the portfolio remained relatively stable.

The average volume of sweep and interest-earning accounts, which consists primarily of interest-bearing accounts at the FRBB and two correspondent banks, increased 69.9% during the three-month period ended March 31, 2019, compared to the same period last year, and the average yield on these funds increased 60 bps. This increase in average volume is attributable to a higher balance of cash periodically held on hand in anticipation of funding loan growth and other liquidity needs. The increase in the average yield between periods reflects the effect of increases in the federal funds rate.

The average volume of interest-bearing liabilities for the three-month period ended March 31, 2019 increased 7.2% compared to the same period last year. The average rate paid on interest-bearing liabilities increased 48 bps during the first three months of 2019, compared to the same period last year, reflecting the rising rate environment and competitive pressures in deposit pricing.

The average volume of interest-bearing transaction accounts increased 26.7% during the first three months of 2019, compared to the same period last year, and the average rate paid on these accounts increased 70 bps. The average volume of money market accounts decreased 9.4% during the three-month period ended March 31, 2019 compared to the same period in 2018, while the average rate paid on these deposits increased 45 bps. The average volume of savings accounts decreased 3.0% for the first three months of 2019 versus the same period in 2018. The decline in money market account balances is due to a $14,789,011, or 43.1%, decrease in seasonal municipal non-arbitrage accounts, while other core balances increased $4,507,601, or 7.2% during the period. Following the most recent increase in short term rates, there has been more pressure for higher rates from the more rate sensitive deposit holders and the local market is now showing signs of a willingness to pay higher rates on deposit products.  The average volume of time deposits increased 11.4% during the first three months of 2019, compared to the same period last year, and the average rate paid on these accounts increased 56 bps between periods. Average brokered time deposits increased 317.9% from an average volume of $7,540,685 for the first three months of 2018 to $31,513,453 for the same period in 2019. The increase in the average volume of brokered deposits between periods reflects wholesale deposit purchases during the third quarter of 2018 and the first quarter of 2019, net of maturities. The brokered deposit market is still considered a beneficial source of funding to help smooth out the fluctuations in core deposit balances without the need to disrupt deposit pricing in the Company’s local markets. These funds can be obtained relatively quickly on an as-needed basis, making them a valuable alternative to traditional term borrowings from the FHLBB.

The average volume of borrowed funds decreased 56.3% for the first three months of 2019 versus the 2018 comparison period, while the average rate paid on these borrowings increased one bp between periods. The average volume of repurchase agreements increased 10.7% for the first three months of 2019 versus 2018, and the average rate paid on repurchase agreements increased 47 bps between periods.

In summary, the average yield on interest-earning assets increased 28 bps, while the average rate paid on interest-bearing liabilities increased 48 bps for the three months ended March 30, 2019 versus the same period in 2018. Net interest spread for the first three months of 2019 was 3.60%, a decrease of 20 bps from 3.80% for the same period last year. Net interest margin decreased nine bps during the first three months of 2019 versus 2018.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2019 and 2018 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended March 31,
	Variance	Variance
	Due to	Due to	Total
	Rate (1)(2)	Volume (1)(2)	Variance
Average Interest-Earning Assets
Loans(3)	$464,905	$295,597	$760,502
Taxable investment securities	38,752	6,471	45,223
Sweep and interest-earning accounts	53,169	65,921	119,090
Other investments	1,205	(4,098)	(2,893)
	$558,031	$363,891	$921,922

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$274,194	$27,213	$301,407
Money market accounts	115,941	(36,958)	78,983
Savings deposits	11,018	(1,214)	9,804
Time deposits	174,102	31,601	205,703
Borrowed funds	55	(49)	6
Repurchase agreements	38,237	3,388	41,625
Finance lease obligations	32	(2,384)	(2,352)
Junior subordinated debentures	34,615	0	34,615
	$648,194	$21,597	$669,791

Changes in net interest income	$(90,163)	$342,294	$252,131

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
(2)
Tax equivalent interest income is calculated utilizing an effective tax rate of 21% for 2019 and 2018.
(3)
Reflects reclassification of obligations of local municipalities from investment securities to loans beginning in 2019, and restated for the 2018 comparison period.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended
	March 31,		Change
	2019	2018	Income	Percent

Service fees	$790,366	$770,082	$20,284	2.63%
Income from sold loans	103,087	183,619	(80,532)	-43.86%
Other income from loans	138,744	212,270	(73,526)	-34.64%
Net realized loss on sale of securities AFS	0	(3,860)	3,860	-100.00%
Other income
Income from CFS Partners	177,419	128,183	49,236	38.41%
Rental income	2,428	15,626	(13,198)	-84.46%
VISA card commission	23,099	4,913	18,186	370.16%
Other miscellaneous income	83,557	84,837	(1,280)	-1.51%
Total non-interest income	$1,318,700	$1,395,670	$(76,970)	-5.51%

Total non-interest income decreased $76,970, or 5.5%, for the first three months of 2019 versus the same period in 2018, with significant changes noted in the following:

●
Income from sold loans decreased 43.9% year over year, due to a lower volume of loans being sold into the secondary market.

●
Other income from loans decreased 34.6% year over year, due to a lower volume of commercial and residential portfolio loans, resulting in lower documentation fees collected at origination.

●
No investments were sold during the first three months of 2019, accounting for the absence of a gain or loss, compared to a realized loss on sale of AFS securities of $3,860 for the same period in 2018. The losses in 2018 are the result of sales of low-yielding, short-duration securities held in the Company’s AFS portfolio which were replaced with higher-yielding investments available in the current market. Management expects that the higher interest income earned by the replacement securities will quickly recover any realized losses.

●
Income from CFS Partners increased 38.4% year over year, due to an increase in fee income, which is generally based on the market value of assets under management.

●
Rental income decreased 84.5% year over year, due to the sale of the office condominium unit to CFSG in the second quarter of 2018.

●
VISA card commission increased 370.2% year over year, due to new incentive payments related to entering into a VISA principal vendor agreement.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended
	March 31,		Change
	2019	2018	Expense	Percent

Salaries and wages	$1,842,930	$1,615,386	$227,544	14.09%
Employee benefits	776,340	674,002	102,338	15.18%
Occupancy expenses, net	690,829	674,873	15,956	2.36%
Other expenses
Audit Fees	186,394	152,095	34,299	22.55%
Service contracts - administrative	148,192	125,958	22,234	17.65%
Marketing expense	138,501	138,501	0	0.00%
Consultant services	76,535	65,083	11,452	17.60%
Collection & non-accruing loan expense	62,183	53,286	8,897	16.70%
Other miscellaneous expenses	1,234,020	1,231,932	2,088	0.17%
Total non-interest expense	$5,155,924	$4,731,116	$424,808	8.98%

Total non-interest expense increased $424,808, or 9.0%, for the first three months of 2019, compared to the same period in 2018 with significant changes noted in the following:

●
Salaries and wages increased 14.1% year over year, partly due to normal cost of living increases to employees as well as a $0.25 increase per hour to all employees, other than executive officers, that was effective in September of 2018. The current year salary budget also includes a newly created position for an Information Security Officer.

●
Employee benefits increased 15.2% year over year, due to an increase in the cost of the employee health insurance plan.

●
Due to a timing difference in the payment of audit fees in 2019, an increase of 22.6% is noted year over year.

●
Service contracts – administrative increased 17.7% year over year, due to the increasing cost to support information technology and branch infrastructure.

●
Consultant services increased 17.6% year over year, due to a contract with a consultant for technology related projects.

●
Collection & non-accruing loan expense increased 16.7% year over year, due to an increase in the non-performing assets portfolio and the length of time it takes to go through the foreclosure process.

APPLICABLE INCOME TAXES

The provision for income taxes decreased by $71,904, or 17.5%, to $338,196 for the first three months of 2019 compared to $410,100 for the same period in 2018. A decrease in income before taxes of $282,542, or 11.8%, is the primary reason for the decrease in income tax expense. Tax credits related to limited partnerships amounted to $103,776 and $100,140, respectively, for the first three months of 2019 and 2018.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $78,027 and $94,371, respectively, for the first three months of 2019 and 2018. These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective yield between 7% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	March 31, 2019		December 31, 2018		March 31, 2018
Assets
Loans(1)	$578,907,055	81.91%	$578,450,517	80.30%	$551,933,415	82.88%
Securities AFS	40,703,322	5.76%	39,366,831	5.46%	38,694,065	5.81%

	March 31, 2019		December 31, 2018		March 31, 2018
Liabilities
Demand deposits	113,090,261	16.00%	122,430,805	17.00%	109,656,422	16.47%
Interest-bearing transaction accounts	160,975,875	22.78%	177,815,417	24.68%	131,469,439	19.74%
Money market accounts	96,208,647	13.61%	85,261,685	11.84%	106,878,746	16.05%
Savings deposits	95,633,389	13.53%	93,129,875	12.93%	99,528,104	14.94%
Time deposits	125,019,710	17.69%	130,178,783	18.07%	110,696,835	16.62%
Long-term advances	1,550,000	0.22%	1,550,000	0.22%	3,550,000	0.53%

(1)
Gross loans include obligations of local municipalities reclassified from the investment portfolio to the loan portfolio beginning in 2019, with prior periods restated to conform to the reclassification, and having balances of $46,290,224, $47,067,023 and $47,899,857 as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

The Company's total loan portfolio at March 31, 2019 increased $456,538, or 0.1%, from December 31, 2018 and $26,973,640, or 4.9%, year over year. Securities AFS increased $1,336,491 or 3.4%, year to date, and $2,009,257, or 5.2%, year over year. As assets have grown, management has sought to increase the AFS portfolio in order to maintain its size proportional to the overall asset base, as this portfolio serves an important role in the Company’s liquidity position.

Demand deposits decreased $9,340,544, or 7.6%, year to date, while increasing $3,433,839, or 3.1%, year over year. Business checking accounts account for most of the fluctuation in balances with a decrease of $6,647,222, or 7.9% year to date, and an increase of $5,279,159, or 7.3% year over year. Interest-bearing transaction accounts decreased $16,839,542, or 9.5%, from December 31, 2018, while increasing $29,506,436, or 22.4%, year over year. The decline year to date is due to the runoff of a large balance account held at year end with a municipal customer, which had been expected. The increase in interest-bearing transaction accounts year over year is due to growth in all categories, primarily in balances of our trust company affiliate, CFSG, and reciprocal ICS balances. Interest-bearing DDAs are made up of both business and consumer accounts, and comprise a good portion of interest-bearing transaction accounts with increases of $6,619,245, or 10.8%, year to date and $3,151,137, or 4.7%, year over year. ICS DDAs are also included in interest-bearing transaction accounts and decreased $19,649,054 or 43.0%, year to date, while increasing $15,911,771, or 157.7% year over year. Money market accounts increased $10,946,962, or 12.8%, year to date, while decreasing $10,670,099, or 10.0%, year over year. The year to date increase is attributable to growth in municipal non arbitrage deposits and reciprocal ICS. Savings deposits increased $2,503,514, or 2.7%, year to date, while decreasing $3,894,715, or 3.9%, year over year. Time deposits decreased $5,159,073, or 4.0%, year to date while increasing $14,322,875, or 12.9%, year over year. These changes were primarily driven by a decrease in wholesale time deposits of $5,229,293, or 13.5%, year to date and an increase of $18,060,743, or 93.7%, year over year, partially offset by a year to date increase in retail time deposits of $70,220 and a year over year decrease of $3,737,868. There were no overnight federal fund purchases for any of the periods presented, but there were outstanding long-term advances from the FHLBB of $1,550,000 at March 31, 2019 and December 31, 2018 and $3,550,000 at March 31, 2018. See “Liquidity and Capital Resources” section for additional information on the Company’s long-term advances.

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

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning March 31, 2019:

Rate Change	Percent Change in NII

Down 100 bps	-1.4%
Up 200 bps	1.5%

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

As of March 31, 2019, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear a quarterly floating rate of interest equal to the 3-month London Interbank Offered Rate (LIBOR), plus 2.85%. During 2017, the financial authorities in the United Kingdom that administer LIBOR announced that LIBOR will be phased out by the end of 2021. The Company is reviewing the pertinent language in the Indenture governing the Debentures and believes, at this time, that the Debenture Trustee has sufficient authority under the Indenture to establish a reasonable substitute interest rate benchmark without the need to amend the Indenture. Aside from the Debentures, the Company does not have any other exposures to the phase out of LIBOR. The Company has not generally utilized LIBOR as an interest rate benchmark for its variable rate commercial, residential or other loans and does not utilize derivatives or other financial instruments tied to LIBOR for hedging or investment purposes. Accordingly, management expects that the Company’s exposure to the phase out of LIBOR will be limited to the effect on the interest rate paid on its Debentures.

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

As discussed in Note 5 to the accompanying unaudited interim consolidated financial statements, beginning in 2019, the Company chose to reclassify its obligations of local municipalities from the investment portfolio, where they were classified as HTM, into the loan portfolio. All prior periods presented have been reclassified to conform to this reclassification. These obligations have not historically generated any credit losses for the Company.

Residential mortgages represented 35.7% of the Company’s loan balances as of March 31, 2019. That level has been on a gradual decline in recent years, with a strategic shift to commercial lending. The Company maintains a mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by PMI. A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. Junior lien home equity products make up 21% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

Consistent with the strategic focus on commercial lending, the commercial & industrial and CRE loan portfolios have seen solid growth over recent years. Commercial & industrial and CRE loans together comprised 55.5% of the Company’s loan portfolio at March 31, 2019 compared to 54.6% at December 31, 2018, and 52.0% at March 31, 2018.

Growth in the CRE portfolio in recent years has enhanced the geographic diversification of the loan portfolio as it has been principally driven by new loan volume in Chittenden County and northern Windsor County around the White River Junction, I91-I93 interchange area.  Credits in the Chittenden County market are being managed by two commercial lenders out of the Company’s Burlington loan production office that know the area well, while Windsor County is being served by a commercial lender from the St. Johnsbury office with previous lending experience serving the greater White River Junction area. On May 1, 2019, the Company opened a loan production office in Lebanon, New Hampshire to provide a presence in the greater White River Junction area to include Grafton County, New Hampshire. Larger transactions continue to be centrally underwritten and monitored through the Company’s commercial credit department. The types of CRE transactions driving the growth have been a mix of construction, land and development, multifamily, and other non-owner occupied CRE properties including hotels, retail, office, and industrial properties. The largest components of the $242 million CRE portfolio at March 31, 2019 were approximately $87.9 million in owner-occupied CRE and $79.4 million in non-owner occupied CRE.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	March 31, 2019		December 31, 2018		March 31, 2018

Commercial & industrial	$79,045,761	13.65%	$80,766,693	13.96%	$76,968,888	13.95%
Commercial real estate	242,154,345	41.83%	235,318,148	40.68%	210,135,736	38.07%
Municipal	46,290,224	8.00%	47,067,023	8.14%	47,899,857	8.68%
Residential real estate - 1st lien	163,521,677	28.25%	165,665,175	28.64%	166,435,383	30.15%
Residential real estate - Jr lien	43,300,663	7.48%	44,544,987	7.70%	45,459,718	8.24%
Consumer	4,594,385	0.79%	5,088,491	0.88%	5,033,833	0.91%
Total loans	578,907,055	100.00%	578,450,517	100.00%	551,933,415	100.00%
Deduct (add):
ALL	5,727,842		5,602,541		5,341,220
Deferred net loan costs	(365,151)		(363,614)		(329,244)
Net loans	$573,544,364		$573,211,590		$546,921,439

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD. At March 31, 2019, the Company had $28,941,043 in guaranteed loans with guaranteed balances of $21,647,641, compared to $28,366,843 in guaranteed loans with guaranteed balances of $21,195,219 at December 31, 2018 and $26,352,548 in guaranteed loans with guaranteed balances of $19,700,578 at March 31, 2018.

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

The Company’s non-performing assets increased $750,583, or 16.5%, during the first three months of 2019. The increase is attributable primarily to a combination of residential real estate loans and CRE loans moving into non-accrual status. Claims receivable on related government guarantees were $56,679 at March 31, 2019 compared to $200,948 at December 31, 2018 and $6,771 at March 31, 2018, with three new claims pending settlement at the end of 2018. Non-performing loans as of March 31, 2019 carried RD and SBA guarantees totaling $579,312, compared to $376,289 at December 31, 2018 and $302,298 at March 31, 2018.

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	March 31, 2019		December 31, 2018		March 31, 2018

Loans past due 90 days or more
and still accruing (1)
Commercial & industrial	$0	0.00%	$0	0.00%	$8,207	0.18%
Residential real estate - 1st lien	350,197	6.61%	1,249,241	27.46%	466,704	10.35%
Residential real estate - Jr lien	106,648	2.01%	0	0.00%	113,578	2.52%
Consumer	4,633	0.09%	1,484	0.03%	0	0.00%
	461,478	8.71%	1,250,725	27.49%	588,489	13.05%

Non-accrual loans (1)
Commercial & industrial	47,782	0.90%	98,806	2.17%	185,012	4.11%
Commercial real estate	2,091,218	39.46%	1,065,385	23.42%	1,588,084	35.21%
Residential real estate - 1st lien	2,105,605	39.74%	1,585,473	34.86%	1,518,759	33.68%
Residential real estate - Jr lien	391,801	7.39%	346,912	7.63%	345,214	7.65%
	4,636,406	87.48%	3,096,576	68.08%	3,637,069	80.65%

Other real estate owned	201,386	3.80%	201,386	4.43%	284,235	6.30%

	$5,299,270	100.00%	$4,548,687	100.00%	$4,509,793	100.00%

(1)
No CRE loans or municipal loans were past due 90 days or more and no municipal loans or consumer loans were in non-accrual status as of the consolidated balance sheet dates presented. In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due.

The Company’s OREO portfolio consisted of two commercial properties at March 31, 2019 and December 31, 2018, compared to one residential and one commercial property at March 31, 2018. The residential property was acquired through the normal foreclosure process, while the Company took control of the commercial properties. All properties in the current OREO portfolio are listed for sale.

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

The non-performing assets in the table above include the following TDRs that were past due 90 days or more or in non-accrual status as of the dates presented:

	March 31, 2019		December 31, 2018		March 31, 2018
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance

Commercial & industrial	1	$4,685	1	$24,685	1	$24,685
Commercial real estate	4	843,519	4	862,713	4	590,239
Residential real estate - 1st lien	12	972,761	12	1,082,187	7	689,696
	18	$1,820,965	17	$1,969,585	12	$1,304,620

The remaining TDRs were performing in accordance with their modified terms as of the dates presented and consisted of the following:

	March 31, 2019		December 31, 2018		March 31, 2018
	Number of	Principal	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance

Commercial real estate	2	$119,330	1	$102,292	1	$110,232
Residential real estate - 1st lien	31	2,604,927	31	2,544,728	56	3,038,209
Residential real estate - Jr lien	1	6,923	1	7,248	1	8,151
	34	$2,731,180	33	$2,654,268	58	$3,156,593

As of the balance sheet dates, the Company evaluates whether it is contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans. The Company is contractually committed to lend on one SBA guaranteed line of credit to a borrower whose lending relationship was previously restructured.

ALL and provisions - The Company maintains an ALL at a level that management believes is appropriate to absorb losses inherent in the loan portfolio as of the measurement date (See Note 5 to the accompanying unaudited interim consolidated financial statements). Although the Company, in establishing the ALL, considers the inherent losses in individual loans and pools of loans, the ALL is a general reserve available to absorb all credit losses in the loan portfolio. No part of the ALL is segregated to absorb losses from any particular loan or segment of loans.

When establishing the ALL each quarter, the Company applies a combination of historical loss factors and qualitative factors to loan segments, including residential first and junior lien mortgages, commercial real estate, commercial & industrial, and consumer loan portfolios, other than the municipal loans as there has never been a loss recorded in that loan segment. The Company applies numerous qualitative factors to each segment of the loan portfolio. Those factors include the levels of and trends in delinquencies and non-accrual loans, criticized and classified assets, volumes and terms of loans, and the impact of any loan policy changes. Experience, ability and depth of lending personnel, levels of policy and documentation exceptions, national and local economic trends, the competitive environment, and concentrations of credit are also factors considered.

Specific allocations to the ALL are made for certain impaired loans. Impaired loans include all troubled debt restructurings regardless of amount, and all loans to a borrower that in aggregate are greater than $100,000 and that are in non-accrual status. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including interest and principal, according to the contractual terms of the loan agreement. The Company reviews all the facts and circumstances surrounding non-accrual loans and on a case-by-case basis may consider loans below the threshold as impaired when such treatment is material to the financial statements. See Note 5 to the accompanying unaudited interim consolidated financial statements for information on the recorded investment in impaired loans and their related allocations.

The following table summarizes the Company's loan loss experience for the periods presented:

	As of or Three Months Ended March 31,
	2019	2018

Loans outstanding, end of period(1)	$578,907,055	$551,933,415
Average loans outstanding during period	$579,445,366	$554,365,690
Non-accruing loans, end of period	$4,263,286	$3,637,069
Non-accruing loans, net of government guarantees	$3,683,974	$3,334,771

ALL, beginning of period	$5,602,541	$5,438,099
Loans charged off:
Commercial & industrial	0	(88,894)
Commercial real estate	0	(121,000)
Residential real estate - 1st lien	(74,731)	(33,072)
Residential real estate - Jr lien	0	(24,000)
Consumer loans	(32,791)	(33,630)
Total loans charged off	(107,522)	(300,596)
Recoveries:
Commercial & industrial	9,077	5,014
Residential real estate - 1st lien	2,497	8,858
Residential real estate - Jr lien	485	435
Consumer loans	8,261	9,410
Total recoveries	20,320	23,717
Net loans charged off	(87,202)	(276,879)
Provision charged to income	212,503	180,000
ALL, end of period	$5,727,842	$5,341,220

Net charge offs to average loans outstanding	0.015%	0.050%
Provision charged to income as a percent of average loans	0.037%	0.032%
ALL to average loans outstanding	0.989%	0.963%
ALL to non-accruing loans	134.353%	146.855%
ALL to non-accruing loans net of government guarantees	155.480%	160.168%

(1)
Includes obligations of local municipalities reclassified from the investment portfolio to loans.

The provision increased $32,503, or 18.1%, for the first three months of 2019 compared to the same period in 2018. The higher 2019 provision level is intended to support continued growth in the Company’s CRE loan portfolio and to compensate for loan charge off activity.

The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

The first quarter ALL analysis shows the reserve balance of $5,727,842 at March 31, 2019 which is appropriate in management’s view to cover losses that are probable and estimable as of the measurement date, with an unallocated reserve of $176,072 compared to $133,478 at December 31, 2018, and $266,601 at March 31, 2018. The reserve balance and unallocated amount continue to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite. The portion of the ALL termed "unallocated" is established to absorb inherent losses that exist as of the measurement date although not specifically identified through management's process for estimating credit losses. While the ALL is described as consisting of separate allocated portions, the entire ALL is available to support loan losses, regardless of category. Unallocated reserves are considered by management to be appropriate in light of the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and industrial and CRE loans and the risk associated with the relatively new, unseasoned loans in those portfolios. The adequacy of the ALL is reviewed quarterly by the risk management committee of the Board and then presented to the full Board for approval.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first three months of 2019, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the CDARS program provide an alternative funding source when needed. At March 31, 2019, the Company had no one-way CDARS outstanding, compared to $723,774 at December 31, 2018 and $6,612,232 at March 31, 2018. In addition, two-way (that is, reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other participating FDIC-insured financial institutions. Until 2018, these reciprocal deposits were considered a form of brokered deposits, which are treated less favorably than other deposits for certain purposes; however, a provision of the 2018 Regulatory Relief Act provides that reciprocal deposits held by a well-capitalized and well managed bank are no longer classified as brokered deposits. At March 31, 2019, the Company reported $3,974,587 in reciprocal CDARS deposits, compared to $3,480,106 at December 31, 2018 and $2,826,523 at March 31, 2018. The balance in ICS reciprocal money market deposits was $28,726,434 at March 31, 2019, compared to $23,862,324 at December 31, 2018 and $19,627,786 at March 31, 2018, and the balance in ICS reciprocal demand deposits as of those dates was $26,002,494, $45,651,548 and $10,090,723, respectively.

During the third quarter of 2018, the Company issued two blocks of DTC Brokered CDs totaling $30,000,000, with maturities in January 2019 and August 2020. During the first quarter of 2019, the Company partially replaced the $20,000,000 block that matured in January with purchases of two blocks of DTC Brokered CDs totaling $15,000,000 and having maturities in July, 2019 and January, 2020. Wholesale deposit funding through DTC is an important supplemental source of liquidity that has proven efficient, flexible and cost-effective when compared with other borrowing methods.

At March 31, 2019, December 31, 2018 and March 31, 2018, borrowing capacity of $104,564,523, $108,736,234 and $108,237,681, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits. The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods. Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	March 31,	December 31,	March 31,
	2019	2018	2018
Long-Term Advances(1)
FHLBB term advance, 0.00%, due February 26, 2021	$350,000	$350,000	$350,000
FHLBB term advance, 0.00%, due November 22, 2021	1,000,000	1,000,000	1,000,000
FHLBB term advance, 0.00%, due June 09, 2022	0	0	2,000,000
FHLBB term advance, 0.00%, due September 22, 2023	200,000	200,000	200,000
	$1,550,000	$1,550,000	$3,550,000

(1)
As of March 31, 2018, the Company had borrowed a total of $3,550,000 under the FHLBB’s JNE program, a program dedicated to supporting job growth and economic development throughout New England. The FHLBB provides a subsidy, funded by the FHLBB’s earnings, to write down interest rates to zero percent on advances that finance qualifying loans to small businesses. JNE advances must support small business in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities. During the second quarter of 2018, the Company repaid a $2 million advance because the “qualifying loan” did not close as intended.

The Company has a BIC arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available credit line of $52,924,514, $50,913,351, and $44,930,988, respectively, at March 31, 2019, December 31, 2018 and March 31, 2018. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 300 bps. The Company had no outstanding advances against this credit line during any of the periods presented.

The Company has unsecured lines of credit with three correspondent banks with aggregate available borrowing capacity totaling $21,500,000 as of the balance sheet dates presented in this quarterly report. There were no outstanding advances against any of these lines during any of the respective comparison periods.

Securities sold under agreements to repurchase provide another funding source for the Company. At March 31, 2019, December 31, 2018 and March 31, 2018, the Company had outstanding repurchase agreement balances of $32,834,869, $30,521,565 and $30,246,926, respectively. These repurchase agreements mature and are repriced daily.

The following table illustrates the changes in shareholders' equity from December 31, 2018 to March 31, 2019, including a partial redemption of the Company’s Series A non-cumulative perpetual preferred stock, effective March 31, 2019:

Balance at December 31, 2018 (book value $11.72 per common share)	$62,603,711
Net income	1,771,905
Issuance of stock through the DRIP	313,026
Redemption of preferred stock	(500,000)
Dividends declared on common stock	(983,122)
Dividends declared on preferred stock	(27,500)
Change in unrealized loss on securities AFS, net of tax	451,690
Balance at March 31, 2019 (book value $11.97 per common share)	$63,629,710

The primary objective of the Company’s capital planning process is to balance appropriately the retention of capital to support operations and future growth, with the goal of providing shareholders an attractive return on their investment. To that end, management monitors capital retention and dividend policies on an ongoing basis.

As described in more detail in Note 20 to the audited consolidated financial statements contained in the Company’s 2018 Annual Report on Form 10-K and under the caption “LIQUIDITY AND CAPITAL RESOURCES” in the MD&A section of that report, the Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies pursuant to which they must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer was fully phased-in on January 1, 2019 at 2.5% of risk-weighted assets. A banking organization with a conservation buffer of less than 2.5% is subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of March 31, 2019, the Company and the Bank were fully compliant with a capital conservation buffer of 6.23% and 6.13%, respectively.

Under the 2018 Regulatory Relief Act, these capital requirements will be simplified for qualifying community banks and bank holding companies (that is, institutions with less than $10 billion in assets). The Act requires the federal banking regulators to develop a new CBLR set at between 8% and 10% of unweighted assets. The CBLR will be determined by dividing tangible equity capital by average total consolidated assets. If a community bank exceeds the CBLR threshold, it will be considered to have met the risk-based capital and leverage capital requirements that would otherwise apply, as well as any applicable “prompt correction action” capital requirements to be considered well capitalized. During the fourth quarter of 2018, the federal banking regulators proposed a CBLR of 9%. Final action on the proposal is expected later this year.

As of March 31, 2019, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as currently applicable regulatory capital requirements, as of the dates indicated.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions(1):
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2019
Common equity tier 1 capital
(to risk-weighted assets)
Company	$65,138	13.07%	$22,422	4.50%	N/A	N/A
Bank	$64,572	12.97%	$22,401	4.50%	$32,358	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$65,138	13.07%	$29,896	6.00%	N/A	N/A
Bank	$64,572	12.97%	$29,869	6.00%	$39,825	8.00%
Total capital (to risk-weighted assets)
Company	$70,910	14.23%	$39,861	8.00%	N/A	N/A
Bank	$70,343	14.13%	$39,825	8.00%	$49,781	10.00%
Tier 1 capital (to average assets)
Company	$65,138	9.42%	$27,647	4.00%	N/A	N/A
Bank	$64,572	9.35%	$27,630	4.00%	$34,537	5.00%

December 31, 2018:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$64,564	12.94%	$22,446	4.50%	N/A	N/A
Bank	$63,960	12.84%	$22,419	4.50%	$32,384	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$64,564	12.94%	$29,928	6.00%	N/A	N/A
Bank	$63,960	12.84%	$29,893	6.00%	$39,857	8.00%
Total capital (to risk-weighted assets)
Company	$70,210	14.08%	$39,904	8.00%	N/A	N/A
Bank	$69,606	13.97%	$39,857	8.00%	$49,821	10.00%
Tier 1 capital (to average assets)
Company	$64,564	9.26%	$27,890	4.00%	N/A	N/A
Bank	$63,960	9.18%	$27,867	4.00%	$34,834	5.00%

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's management of the credit, liquidity and market risk inherent in its business operations is discussed in Part 1, Item 2 of this report under the captions "CHANGES IN FINANCIAL CONDITION", “COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS” and “LIQUIDITY & CAPITAL RESOURCES”, which are incorporated herein by reference. Management does not believe that there have been any material changes in the nature or categories of the Company's risk exposures from those disclosed in the Company’s 2018 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. As of March 31, 2019, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of March 31, 2019 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

ITEM 1A. Risk Factors

In management’s view, the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2018, continue to represent the most significant risks to the Company's future results of operations and financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended March 31, 2019, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)(2)	Per Share

January 1 - January 31	4,285	$16.45
February 1 - February 28	0	0.00
March 1 - March 31	4,200	17.25
Total	8,485	$16.85

(1)
All 8,485 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of the Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2)
Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's DRIP.

ITEM 6. Exhibits

The following exhibits are filed with this report:

Exhibit 31.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101--The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month interim periods ended March 31, 2019 and 2018, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: May 9, 2019	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: May 9, 2019	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Exhibit 101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month interim periods ended March 31, 2019 and 2018, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.