Form 10-Q
period 2019-06-30
COMMUNITY BANCORP /VT
filed 2019-08-09
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ( X )  No (  )

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ( X ) NO (  )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
YES (  )     NO(X)

At August 5, 2019, there were 5,207,060 shares outstanding of the Corporation's common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	June 30,	December 31,
Consolidated Balance Sheets	2019	2018
	(Unaudited)
Assets
Cash and due from banks	$18,977,402	$14,906,529
Federal funds sold and overnight deposits	10,558,075	53,028,286
Total cash and cash equivalents	29,535,477	67,934,815
Securities available-for-sale	47,557,774	39,366,831
Restricted equity securities, at cost	1,347,850	1,749,450
Loans held-for-sale	262,000	0
Loans	567,378,298	578,450,517
Allowance for loan losses	(5,723,753)	(5,602,541)
Deferred net loan costs	354,981	363,614
Net loans	562,009,526	573,211,590
Bank premises and equipment, net	10,943,412	9,713,455
Accrued interest receivable	2,193,025	2,300,841
Bank owned life insurance	4,857,969	4,814,099
Goodwill	11,574,269	11,574,269
Other real estate owned	92,084	201,386
Other assets	9,164,905	9,480,762
Total assets	$679,538,291	$720,347,498

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$110,870,636	$122,430,805
Interest-bearing transaction accounts	149,487,155	177,815,417
Money market funds	79,501,860	85,261,685
Savings	95,455,903	93,129,875
Time deposits, $250,000 and over	11,928,023	14,395,291
Other time deposits	108,906,051	115,783,492
Total deposits	556,149,628	608,816,565
Borrowed funds	7,650,000	1,550,000
Repurchase agreements	32,144,591	30,521,565
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	5,035,098	3,968,657
Total liabilities	613,866,317	657,743,787

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 15 and 20 shares issued and outstanding in 2019 and 2018, respectively
($100,000 liquidation value)	1,500,000	2,000,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,418,599
shares issued at 06/30/19 and 5,382,103 shares issued at 12/31/18	13,546,498	13,455,258
Additional paid-in capital	33,034,807	32,536,532
Retained earnings	20,055,870	17,882,282
Accumulated other comprehensive income (loss)	157,576	(647,584)
Less: treasury stock, at cost; 210,101 shares at 06/30/19 and 12/31/18	(2,622,777)	(2,622,777)
Total shareholders' equity	65,671,974	62,603,711
Total liabilities and shareholders' equity	$679,538,291	$720,347,498

Book value per common share outstanding	$12.32	$11.72

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended June 30,
Consolidated Statements of Income	2019	2018
(Unaudited)

Interest income
Interest and fees on loans	$7,829,008	$6,699,981
Interest on taxable debt securities	270,026	221,016
Dividends	26,788	30,857
Interest on federal funds sold and overnight deposits	136,600	77,005
Total interest income	8,262,422	7,028,859

Interest expense
Interest on deposits	1,280,259	719,389
Interest on borrowed funds	9,869	17,642
Interest on repurchase agreements	73,070	37,641
Interest on junior subordinated debentures	183,755	163,827
Total interest expense	1,546,953	938,499

Net interest income	6,715,469	6,090,360
Provision for loan losses	141,666	180,000
Net interest income after provision for loan losses	6,573,803	5,910,360

Non-interest income
Service fees	820,657	810,731
Income from sold loans	128,690	190,710
Other income from loans	223,509	198,351
Net realized loss on sale of securities AFS	0	(6,375)
Other income	261,282	496,744
Total non-interest income	1,434,138	1,690,161

Non-interest expense
Salaries and wages	1,792,930	1,914,616
Employee benefits	806,340	722,302
Occupancy expenses, net	642,284	657,596
Other expenses	1,837,506	1,809,461
Total non-interest expense	5,079,060	5,103,975

Income before income taxes	2,928,881	2,496,546
Income tax expense	509,583	493,892
Net income	$2,419,298	$2,002,654

Earnings per common share	$0.46	$0.39
Weighted average number of common shares
used in computing earnings per share	5,197,045	5,130,809
Dividends declared per common share	$0.19	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary	Six Months Ended June 30,
Consolidated Statements of Income	2019	2018
(Unaudited)

Interest income
Interest and fees on loans	$15,039,818	$13,150,681
Interest on taxable debt securities	518,134	423,901
Dividends	52,747	59,548
Interest on federal funds sold and overnight deposits	350,091	171,567
Total interest income	15,960,790	13,805,697

Interest expense
Interest on deposits	2,563,219	1,406,451
Interest on borrowed funds	15,006	25,125
Interest on repurchase agreements	145,901	68,847
Interest on junior subordinated debentures	361,367	306,824
Total interest expense	3,085,493	1,807,247

Net interest income	12,875,297	11,998,450
Provision for loan losses	354,169	360,000
Net interest income after provision for loan losses	12,521,128	11,638,450

Non-interest income
Service fees	1,611,023	1,580,813
Income from sold loans	231,777	374,329
Other income from loans	362,253	410,621
Net realized loss on sale of securities AFS	0	(10,236)
Other income	547,786	730,304
Total non-interest income	2,752,839	3,085,831

Non-interest expense
Salaries and wages	3,635,860	3,530,002
Employee benefits	1,582,680	1,396,304
Occupancy expenses, net	1,333,113	1,332,470
Other expenses	3,683,332	3,576,316
Total non-interest expense	10,234,985	9,835,092

Income before income taxes	5,038,982	4,889,189
Income tax expense	847,779	903,992
Net income	$4,191,203	$3,985,197

Earnings per common share	$0.80	$0.77
Weighted average number of common shares
used in computing earnings per share	5,188,735	5,123,947
Dividends declared per common share	$0.38	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended June 30,
	2019	2018

Net income	$2,419,298	$2,002,654

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities AFS arising during the period	447,432	(127,242)
Reclassification adjustment for loss realized in income	0	6,375
Unrealized gain (loss) during the period	447,432	(120,867)
Tax effect	(93,962)	25,381
Other comprehensive income (loss), net of tax	353,470	(95,486)
Total comprehensive income	$2,772,768	$1,907,168

	Six Months Ended June 30,
	2019	2018

Net income	$4,191,203	$3,985,197

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities AFS arising during the period	1,019,191	(704,367)
Reclassification adjustment for loss realized in income	0	10,236
Unrealized gain (loss) during the period	1,019,191	(694,131)
Tax effect	(214,031)	145,769
Other comprehensive income (loss), net of tax	805,160	(548,362)
Total comprehensive income	$4,996,363	$3,436,835

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
	Six Months Ended June 30, 2018
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2018	$13,305,800	$2,500,000	$31,639,189	$13,387,739	$(274,097)	$(2,622,777)	$57,935,854
Issuance of common stock	33,345		207,208				240,553
Cash dividends declared
Common stock				(869,128)			(869,128)
Preferred stock				(28,125)			(28,125)
Redemption of preferred stock		(500,000)					(500,000)
Comprehensive income
Net income				1,982,543			1,982,543
Other comprehensive loss					(452,876)		(452,876)
March 31, 2018	$13,339,145	$2,000,000	$31,846,397	$14,473,029	$(726,973)	$(2,622,777)	$58,308,821

Issuance of common stock	36,183		202,203				238,386
Cash dividends declared
Common stock				(973,992)			(973,992)
Preferred stock				(23,750)			(23,750)
Comprehensive income
Net income				2,002,654			2,002,654
Other comprehensive loss					(95,486)		(95,486)
June 30, 2018	$13,375,328	$2,000,000	$32,048,600	$15,477,941	$(822,459)	$(2,622,777)	$59,456,633

	Six Months Ended June 30, 2019
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2019	$13,455,258	$2,000,000	$32,536,532	$17,882,282	$(647,584)	$(2,622,777)	$62,603,711
Issuance of common stock	49,415		263,611				313,026
Cash dividends declared
Common stock				(983,122)			(983,122)
Preferred stock				(27,500)			(27,500)
Redemption of preferred stock		(500,000)					(500,000)
Comprehensive income
Net income				1,771,905			1,771,905
Other comprehensive income					451,690		451,690
March 31, 2019	$13,504,673	$1,500,000	$32,800,143	$18,643,565	$(195,894)	$(2,622,777)	$63,629,710

Issuance of common stock	41,825		234,664				276,489
Cash dividends declared
Common stock				(986,368)			(986,368)
Preferred stock				(20,625)			(20,625)
Comprehensive income
Net income				2,419,298			2,419,298
Other comprehensive income					353,470		353,470
June 30, 2019	$13,546,498	$1,500,000	$33,034,807	$20,055,870	$157,576	$(2,622,777)	$65,671,974

*Accumulated other comprehensive (loss) income

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six Months Ended June 30,
	2019	2018

Cash Flows from Operating Activities:
Net income	$4,191,203	$3,985,197
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	461,502	490,702
Provision for loan losses	354,169	360,000
Deferred income tax provision (credit)	23,318	(76,957)
Net realized loss on sale of securities AFS	0	10,236
Gain on sale of loans	(63,259)	(161,899)
Gain on sale of bank premises and equipment	0	(264,087)
Loss on sale of OREO	817	0
Income from CFS Partners	(333,359)	(270,786)
Amortization of bond premium, net	69,789	65,691
Write down on OREO	95,008	0
Proceeds from sales of loans held for sale	1,522,404	5,078,916
Originations of loans held for sale	(1,721,145)	(3,879,730)
(Decrease) increase in taxes payable	(41,593)	82,207
Decrease in interest receivable	107,816	99,614
Decrease in mortgage servicing rights	71,305	49,607
Decrease in right-of-use assets	116,320	0
Decrease in operating lease liabilities	(111,916)	0
Decrease (increase) in other assets	226,100	(559,365)
Increase in cash surrender value of BOLI	(43,870)	(45,864)
Amortization of limited partnerships	156,054	188,742
Decrease (increase) in unamortized loan costs	8,633	(26,526)
Decrease in interest payable	(17,271)	(6,254)
Decrease in accrued expenses	(140,451)	(200,085)
(Decrease) increase in other liabilities	(85,517)	36,223
Net cash provided by operating activities	4,846,057	4,955,582

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	2,459,484	5,187,588
Purchases	(9,701,025)	(6,267,361)
Proceeds from redemption of restricted equity securities	493,600	0
Purchases of restricted equity securities	(92,000)	(730,400)
Decrease in limited partnership contributions payable	0	(380,250)
Decrease (increase) in loans, net	10,705,711	(2,289,690)
Capital expenditures net of proceeds from sales of bank
premises and equipment	(317,000)	400,558
Proceeds from sales of OREO	105,561	169,900
Recoveries of loans charged off	41,468	46,665
Net cash provided by (used in) investing activities	3,695,799	(3,862,990)

	2019	2018

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(39,888,431)	(11,555,232)
Net decrease in money market and savings accounts	(3,433,797)	(13,894,555)
Net decrease in time deposits	(9,344,709)	(8,266,282)
Net increase in repurchase agreements	1,623,026	1,647,124
Net increase in short-term borrowings	6,100,000	21,000,000
Repayments on long-term borrowings	0	(2,000,000)
Decrease in finance lease obligations	(61,117)	(56,366)
Redemption of preferred stock	(500,000)	(500,000)
Dividends paid on preferred stock	(48,125)	(51,875)
Dividends paid on common stock	(1,388,041)	(1,259,104)
Net cash used in financing activities	(46,941,194)	(14,936,290)

Net decrease in cash and cash equivalents	(38,399,338)	(13,843,698)
Cash and cash equivalents:
Beginning	67,934,815	42,653,501
Ending	$29,535,477	$28,809,803

Supplemental Schedule of Cash Paid During the Period:
Interest	$3,102,764	$1,813,501

Income taxes, net of refunds	$710,000	$710,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain (loss) on securities AFS	$1,019,191	$(694,131)

Loans transferred to OREO	$92,084	$249,900

Common Shares Dividends Paid:
Dividends declared	$1,969,490	$1,843,120
Decrease (increase) in dividends payable attributable to dividends declared	8,066	(105,077)
Dividends reinvested	(589,515)	(478,939)
	$1,388,041	$1,259,104

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss, or CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale, which will require that credit losses on those securities be recorded through an allowance for credit losses rather than a write-down. The ASU may have a material impact on the Company's consolidated financial statements upon adoption as it will require a change in the Company's methodology for calculating its ALL and allowance on unused commitments. The Company will transition from an incurred loss model to an expected loss model, which will likely result in an increase in the ALL upon adoption and may negatively impact the Company’s and the Bank's regulatory capital ratios. The Company has formed a committee to assess the implications of this new pronouncement and transitioned to a software solution for preparing the ALL calculation and related reports that management believes provides the Company with stronger data integrity, ease and efficiency in ALL preparation. The new software solution also provides numerous training opportunities for the appropriate personnel within the Company. The Company has gathered and is continuing to analyze the historical data to serve as a basis for estimating the ALL under CECL and continues to evaluate the impact of the adoption of the ASU on its consolidated financial statements. As initially proposed, the ASU was to be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. However, on July 17, 2019, the FASB announced its intention to propose an extended effective date of January 1, 2023 for compliance with the ASU by smaller reporting companies. The Company would qualify for this extension and management will evaluate its CECL compliance timetable in the event that the FASB finalizes its extension.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended June 30,	2019	2018

Net income, as reported	$2,419,298	$2,002,654
Less: dividends to preferred shareholders	20,625	23,750
Net income available to common shareholders	$2,398,673	$1,978,904
Weighted average number of common shares
used in calculating earnings per share	5,197,045	5,130,809
Earnings per common share	$0.46	$0.39

Six Months Ended June 30,	2019	2018

Net income, as reported	$4,191,203	$3,985,197
Less: dividends to preferred shareholders	48,125	51,875
Net income available to common shareholders	$4,143,078	$3,933,322
Weighted average number of common shares
used in calculating earnings per share	5,188,735	5,123,947
Earnings per common share	$0.80	$0.77

Note 4.  Investment Securities

Change in Accounting Principle

Prior to 2019, the entire balance of the Company’s HTM investment portfolio consisted of Municipal notes. Effective January 1, 2019, and in accordance with ASC 250 (Accounting Changes and Error Corrections), the Company chose to reclassify these debt instruments from the investment portfolio into the loan portfolio. This change represents a voluntary reclassification of municipal debt instruments from classification as investment securities under ASC 320 (Investments – Debt and Equity Securities) to classification as loans under ASC310 (Receivables). All periods presented have been restated to conform to this change. Accordingly, for all periods presented below, the Company’s investment portfolio consists entirely of AFS investments and municipal debt obligations are reported as a component of the Company’s loan portfolio (See Note 5). The reclassification of the municipal debt instruments in this portfolio did not have a material impact on the Company’s consolidated financial statements or results of operations.

Debt securities as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2019
U.S. GSE debt securities	$20,977,332	$84,133	$22,268	$21,039,197
Agency MBS	15,811,926	54,732	101,209	15,765,449
ABS and OAS	1,904,051	57,811	0	1,961,862
Other investments	8,665,000	127,598	1,332	8,791,266
Total	$47,358,309	$324,274	$124,809	$47,557,774

December 31, 2018
U.S. GSE debt securities	$14,010,100	$394	$259,391	$13,751,103
Agency MBS	16,020,892	2,701	449,068	15,574,525
ABS and OAS	1,988,565	3,806	6,242	1,986,129
Other investments	8,167,000	8,472	120,398	8,055,074
Total	$40,186,557	$15,373	$835,099	$39,366,831

Investments pledged as collateral for repurchase agreements consisted of U.S. GSE debt securities, Agency MBS, ABS and OAS, and CDs. These repurchase agreements mature daily. These investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

June 30, 2019	$47,358,309	$47,557,774
December 31, 2018	40,186,557	39,366,831

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
June 30, 2019
Due in one year or less	$496,000	$496,187
Due from one to five years	14,704,552	14,811,778
Due from five to ten years	15,368,394	15,504,360
Due after ten years	977,437	980,000
Agency MBS	15,811,926	15,765,449
Total	$47,358,309	$47,557,774

December 31, 2018
Due from one to five years	$12,714,642	$12,519,008
Due from five to ten years	11,451,023	11,273,298
Agency MBS	16,020,892	15,574,525
Total	$40,186,557	$39,366,831

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
June 30, 2019
U.S. GSE debt securities	$0	$0	$7,505,284	$22,268	6	$7,505,284	$22,268
Agency MBS	1,225,362	2,656	10,014,594	98,553	21	11,239,956	101,209
Other investments	0	0	742,667	1,332	3	742,667	1,332
Total	$1,225,362	$2,656	$18,262,545	$122,153	30	$19,487,907	$124,809

December 31, 2018
U.S. GSE debt securities	$1,465,947	$6,752	$11,284,761	$252,639	11	$12,750,708	$259,391
Agency MBS	2,317,838	22,029	12,223,386	427,039	24	14,541,224	449,068
ABS and OAS	976,226	6,242	0	0	1	976,226	6,242
Other investments	1,956,914	20,086	4,113,688	100,312	25	6,070,602	120,398
Total	$6,716,925	$55,109	$27,621,835	$779,990	61	$34,338,760	$835,099

The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates its investment securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition. As of June 30, 2019 and December 31, 2018, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be OTTI.

Note 5. Loans, Allowance for Loan Losses and Credit Quality

Change in Accounting Principle

As disclosed in Note 4 (Investment Securities), effective January 1, 2019 and in accordance with ASC 250 (Accounting Changes and Error Corrections), the Company chose to reclassify its municipal debt instruments from the investment portfolio into the loan portfolio. This change represents a voluntary reclassification of municipal debt instruments by management from classification as investment securities under ASC 320 (Investments – Debt and Equity Securities) to classification as loans under ASC 310 (Receivables). As stated in Note 4, the reclassification of this portfolio did not have a material impact on the Company’s consolidated financial statements or results of operations.

The composition of net loans as of the balance sheet dates was as follows:

	June 30,	December 31,
	2019	2018

Commercial & industrial	$85,469,062	$80,766,693
Commercial real estate	238,416,761	235,318,148
Municipal*	30,302,868	47,067,023
Residential real estate - 1st lien	164,798,474	165,665,175
Residential real estate - Jr lien	43,767,258	44,544,987
Consumer	4,623,875	5,088,491
Total loans	567,378,298	578,450,517
Deduct (add):
ALL	5,723,753	5,602,541
Deferred net loan costs	(354,981)	(363,614)
Net loans	$562,009,526	$573,211,590

*Prior to 2019, all loans in this category were reported as HTM securities as a component of Investment Securities (see Note 4). All periods presented have been restated to conform to the reclassification.

The following is an age analysis of loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

							90 Days or
		90 Days	Total			Non-Accrual	More and
June 30, 2019	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$198,284	$293,524	$491,808	$84,977,254	$85,469,062	$606,832	$0
Commercial real estate	852,655	411,734	1,264,389	237,152,372	238,416,761	1,946,457	0
Municipal	0	0	0	30,302,868	30,302,868	0	0
Residential real estate
- 1st lien	1,608,519	1,332,686	2,941,205	161,857,269	164,798,474	2,984,761	736,283
- Jr lien	312,942	240,320	553,262	43,213,996	43,767,258	287,499	108,365
Consumer	24,071	0	24,071	4,599,804	4,623,875	0	0
Totals	$2,996,471	$2,278,264	$5,274,735	$562,103,563	$567,378,298	$5,825,549	$844,648

							90 Days or
		90 Days	Total			Non-Accrual	More and
December 31, 2018	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$217,385	$0	$217,385	$80,549,308	$80,766,693	$84,814	$0
Commercial real estate	1,509,839	190,789	1,700,628	233,617,520	235,318,148	1,742,993	0
Municipal	0	0	0	47,067,023	47,067,023	0	0
Residential real estate
- 1st lien	4,108,319	1,371,061	5,479,380	160,185,795	165,665,175	2,026,939	622,486
- Jr lien	484,855	353,914	838,769	43,706,218	44,544,987	408,540	104,959
Consumer	43,277	1,661	44,938	5,043,553	5,088,491	0	1,661
Total	$6,363,675	$1,917,425	$8,281,100	$570,169,417	$578,450,517	$4,263,286	$729,106

For all loan segments, loans over 30 days past due are considered delinquent.

As of the balance sheet dates presented, residential mortgage loans in process of foreclosure consisted of the following:

	Number of loans	Balance

June 30, 2019	13	$861,821
December 31, 2018	12	961,709

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

Municipal – Loans in this segment are made to local municipalities, attributable to municipal financing transactions and backed by the full faith and credit of town governments or dedicated governmental revenue sources, with no historical losses recognized by the Company.

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

The tables below summarize changes in the ALL and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended June 30, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$676,764	$3,153,156	$0	$1,407,132	$265,003	$49,715	$176,072	5,727,842
Charge-offs	(3,573)	(14,710)	0	(19,790)	(102,000)	(26,830)	0	(166,903)
Recoveries	0	0	0	7,576	516	13,056	0	21,148
Provision (credit)	41,941	(43,665)	0	32,439	124,465	17,469	(30,983)	141,666
ALL ending balance	$715,132	$3,094,781	$0	$1,427,357	$287,984	$53,410	$145,089	$5,723,753

As of or for the six months ended June 30, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$697,469	$3,019,868	$0	$1,421,494	$273,445	$56,787	$133,478	$5,602,541
Charge-offs	(3,573)	(14,710)	0	(94,521)	(102,000)	(59,621)	0	(274,425)
Recoveries	9,078	0	0	10,073	1,001	21,316	0	41,468
Provision	12,158	89,623	0	90,311	115,538	34,928	11,611	354,169
ALL ending balance	$715,132	$3,094,781	$0	$1,427,357	$287,984	$53,410	$145,089	$5,723,753

ALL evaluated for impairment
Individually	$0	$0	$0	$110,375	$681	$0	$0	$111,056
Collectively	715,132	3,094,781	0	1,316,982	287,303	53,410	145,089	5,612,697
Total	$715,132	$3,094,781	$0	$1,427,357	$287,984	$53,410	$145,089	$5,723,753

Loans evaluated for impairment
Individually	$606,831	$2,052,270	$0	$5,229,099	$200,036	$0		$8,088,236
Collectively	84,862,231	236,364,491	30,302,868	159,569,375	43,567,222	4,623,875		559,290,062
Total	$85,469,062	$238,416,761	$30,302,868	$164,798,474	$43,767,258	$4,623,875		$567,378,298

As of or for the year ended December 31, 2018

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$675,687	$2,674,029	$0	$1,460,547	$316,982	$43,303	$267,551	$5,438,099
Charge-offs	(152,860)	(124,645)	0	(251,654)	(69,173)	(143,688)	0	(742,020)
Recoveries	60,192	0	0	26,832	1,420	38,018	0	126,462
Provision (credit)	114,450	470,484	0	185,769	24,216	119,154	(134,073)	780,000
ALL ending balance	$697,469	$3,019,868	$0	$1,421,494	$273,445	$56,787	$133,478	$5,602,541

ALL evaluated for impairment
Individually	$0	$0	$0	$112,969	$1,757	$0	$0	$114,726
Collectively	697,469	3,019,868	0	1,308,525	271,688	56,787	133,478	5,487,815
Total	$697,469	$3,019,868	$0	$1,421,494	$273,445	$56,787	$133,478	$5,602,541

Loans evaluated for impairment
Individually	$60,846	$1,746,894	$0	$4,392,060	$319,321	$0		$6,519,121
Collectively	80,705,847	233,571,254	47,067,023	161,273,115	44,225,666	5,088,491		571,931,396
Total	$80,766,693	$235,318,148	$47,067,023	$165,665,175	$44,544,987	$5,088,491		$578,450,517

As of or for the three months ended June 30, 2018

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$666,660	$2,666,704	$1,407,801	$289,292	$44,162	$266,601	$5,341,220
Charge-offs	(42,380)	(3,645)	(45,362)	0	(39,758)	0	(131,145)
Recoveries	15,027	0	300	240	7,381	0	22,948
Provision (credit)	145,782	45,180	35,302	(1,930)	39,850	(84,184)	180,000
Ending balance	$785,089	$2,708,239	$1,398,041	$287,602	$51,635	$182,417	$5,413,023

As of or for the six months ended June 30, 2018

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$675,687	$2,674,029	$1,460,547	$316,982	$43,303	$267,551	$5,438,099
Charge-offs	(131,273)	(124,645)	(78,435)	(24,000)	(73,388)	0	(431,741)
Recoveries	20,041	0	9,158	675	16,791	0	46,665
Provision (credit)	220,634	158,855	6,771	(6,055)	64,929	(85,134)	360,000
Ending balance	$785,089	$2,708,239	$1,398,041	$287,602	$51,635	$182,417	$5,413,023

Impaired loans, by portfolio segment, were as follows:

	As of June 30, 2019
		Unpaid		Average	Average	Interest
	Recorded	Principal	Related	Recorded	Recorded	Income
	Investment	Balance	Allowance	Investment (1)	Investment (2)	Recognized(2)

Related allowance recorded
Commercial real estate	$0	$0	$0	$244,300	$162,867	$0
Residential real estate
- 1st lien	1,064,058	1,085,467	110,375	978,652	972,556	39,905
- Jr lien	6,674	6,654	681	6,803	6,959	335
Total with related allowance	1,070,732	1,092,121	111,056	1,238,755	1,142,382	40,240

No related allowance recorded
Commercial & industrial	606,831	610,660		323,209	235,754	213
Commercial real estate	2,053,151	2,342,542		1,883,114	1,838,184	9,178
Residential real estate
- 1st lien	4,182,285	4,853,328		3,889,301	3,747,907	115,477
- Jr lien	193,382	341,138		244,731	267,178	0
Total with no related allowance	7,035,649	8,147,668		6,340,355	6,089,023	124,868

Total impaired loans	$8,106,381	$9,239,789	$111,056	$7,579,110	$7,231,405	$165,108

(1) For the three months ended June 30, 2019
(2) For the six months ended June 30, 2019

In the table above, recorded investment in impaired loans as of June 30, 2019 includes accrued interest receivable and deferred net loan costs of $18,145.

	As of December 31, 2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment (1)	Recognized (1)

Related allowance recorded
Commercial real estate	$0	$0	$0	$57,658	$0
Residential real estate
- 1st lien	942,365	963,367	112,969	836,326	45,139
- Jr lien	7,271	7,248	1,757	77,555	351
Total with related allowance	949,636	970,615	114,726	971,539	45,490

No related allowance recorded
Commercial & industrial	60,846	80,894		120,924	0
Commercial real estate	1,748,323	1,975,831		1,663,794	13,131
Residential real estate
- 1st lien	3,465,117	4,082,637		3,497,772	94,313
- Jr lien	312,072	351,139		235,970	0
Total with no related allowance	5,586,358	6,490,501		5,518,460	107,444

Total impaired loans	$6,535,994	$7,461,116	$114,726	$6,489,999	$152,934

(1) For the year ended December 31, 2018

In the table above, recorded investment in impaired loans as of December 31, 2018 includes accrued interest receivable and deferred net loan costs of $16,873.

	As of June 30, 2018
		Unpaid		Average	Average	Interest
	Recorded	Principal	Related	Recorded	Recorded	Income
	Investment	Balance	Allowance	Investment(1)	Investment(2)	Recognized(2)

Related allowance recorded
Commercial real estate	$0	$0	$0	$41,823	$96,097	$0
Residential real estate
- 1st lien	789,471	831,434	129,488	791,676	793,859	31,785
- Jr lien	7,798	7,788	1,007	7,990	54,211	1,482
Total with related allowance	797,269	839,222	130,495	841,489	944,167	33,267

No related allowance recorded
Commercial & industrial	197,079	216,691		191,045	160,299	0
Commercial real estate	2,065,267	2,235,772		1,794,217	1,563,764	37,813
Residential real estate
- 1st lien	3,543,703	4,189,432		3,525,807	3,450,597	120,756
- Jr lien	297,575	298,931		280,965	238,682	0
Total with no related allowance	6,103,624	6,940,826		5,792,034	5,413,342	158,569

Total impaired loans	$6,900,893	$7,780,048	$130,495	$6,633,523	$6,357,509	$191,836

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of June 30, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$83,098,878	$226,974,452	$30,302,868	$159,998,274	$43,205,688	$4,623,875	$548,204,035
Group B	208,330	2,904,204	0	0	0	0	3,112,534
Group C	2,161,854	8,538,105	0	4,800,200	561,570	0	16,061,729
Total	$85,469,062	$238,416,761	$30,302,868	$164,798,474	$43,767,258	$4,623,875	$567,378,298

As of December 31, 2018

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$78,585,348	$226,785,919	$47,067,023	$161,293,233	$43,817,872	$5,086,830	$562,636,225
Group B	90,763	246,357	0	224,992	0	0	562,112
Group C	2,090,582	8,285,872	0	4,146,950	727,115	1,661	15,252,180
Total	$80,766,693	$235,318,148	$47,067,023	$165,665,175	$44,544,987	$5,088,491	$578,450,517

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

New TDRs, by portfolio segment, during the periods presented were as follows:

	Three months ended June 30, 2019			Six months ended June 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial & industrial	2	$49,217	$49,217	2	$49,217	$49,217
Commercial real estate	0	0	0	1	19,265	21,628
Residential real estate - 1st lien	3	413,446	441,833	4	509,345	538,202
Total	5	$462,663	$491,050	7	$577,827	$609,047

	Year ended December 31, 2018
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial real estate	1	$406,920	$406,920
Residential real estate - 1st lien	10	1,031,330	1,142,089
Total	11	$1,438,250	$1,549,009

	Three months ended June 30, 2018			Six months ended June 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Residential real estate - 1st lien	2	$215,772	$218,157	7	$898,563	$1,003,466

The TDRs for which there was a payment default during the twelve month periods presented were as follows:

For the twelve months ended June 30, 2019

	Number of	Recorded
	Contracts	Investment

Commercial real estate	1	$384,791
Residential real estate - 1st lien	1	132,304
Total	2	$517,095

For the twelve months ended December 31, 2018
	Number of	Recorded
	Contracts	Investment

Commercial real estate	1	400,646
Residential real estate - 1st lien	3	518,212
Total	4	$918,858

For the twelve months ended June 30, 2018	Number of	Recorded
	Contracts	Investment

Residential real estate – 1st lien	3	$267,418

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

The specific allowances related to TDRs as of the balance sheet dates are presented in the table below.

	June 30, 2019	December 31, 2018

Specific Allocation	$111,056	$114,726

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

Management evaluates goodwill for impairment annually. As of December 31, 2018, the most recent evaluation, management concluded that no impairment existed.

Note 7. Leases

The Company adopted ASU No. 2016-02 on January 1, 2019 with no adjustment to prior periods presented or a cumulative-effect adjustment to retained earnings. The Company has operating and finance leases for some of its bank premises, with remaining lease terms of one year to seven years. Some of the operating leases have options to renew, which are accounted for in the seven years. The Company’s operating lease right-of-use assets and finance lease assets are included in “Bank premises and equipment, net” in the consolidated balance sheet and operating lease liabilities and finance lease liabilities are included in other liabilities in the consolidated balance sheet.

The components of lease expense for the periods presented were as follows:

Three Months Ended June 30,	2019	2018

Operating lease cost	$63,869	$56,573

Finance lease cost:
Amortization of right-of-use assets	$17,667	$17,667
Interest on lease liabilities	4,499	7,467
Variable rent expense	8,485	8,485
Total finance lease cost	$30,651	$33,619

Six Months Ended June 30,	2019	2018

Operating lease cost	$125,738	$113,146

Finance lease cost:
Amortization of right-of-use assets	$35,333	$35,333
Interest on lease liabilities	9,614	14,364
Variable rent expense	16,970	16,970
Total finance lease cost	$61,917	$66,667

Supplemental cash flow information related to right-of-use assets and for lease obligations recorded upon adoption of ASU No. 2016-02 (Note 2) was as follows:

Six Months Ended June 30,	2019	2018

Operating Leases	$1,455,829	$0

Supplemental balance sheet information related to leases was as follows:

	June 30, 2019	December 31, 2018
Operating Leases
Operating lease right-of-use assets	$1,374,459	$0

Operating lease liabilities	$1,378,863	$0

Finance Leases
Property, at cost	$991,014	$991,014
Accumulated depreciation	(812,668)	(777,335)
Property, net	$178,346	$213,679

Finance lease liabilities	$205,630	$266,747

	June 30, 2019	December 31, 2018
Weighted Average Remaining Lease Term
Operating Leases	5.0 Years	6.0 Years
Finance Leases	1.5 Years	2.0 Years

Weighted Average Discount Rate
Operating Leases	1.28%
Finance Leases	7.83%	7.86%

Maturities of lease liabilities as of June 30, 2019 were as follows:

Operating Leases

2019	$125,346
2020	257,039
2021	210,350
2022	207,380
2023	210,232
Subsequent to 2023	435,872
Total	$1,446,219

Finance Leases

2019	$70,730
2020	110,460
2021	39,117
Total minimum lease payments	220,307
Less amount representing interest	(14,677)
Present value of net minimum lease payments	$205,630

A reconciliation of the undiscounted cash flows in the maturity analysis above and the lease liability recognized in the consolidated balance sheet as of June 30, 2019, is shown below:

	Operating Leases	Finance Leases

Undiscounted cash flows	$1,446,219	$220,307
Discount effect of cash flows	(67,356)	(14,677)
Lease liabilities	$1,378,863	$205,630

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

Level 2	June 30, 2019	December 31, 2018
Assets: (market approach)
U.S. GSE debt securities	$21,039,197	$13,751,103
Agency MBS	15,765,449	15,574,525
ABS and OAS	1,961,862	1,986,129
Other investments	8,791,266	8,055,074
Total	$47,557,774	$39,366,831

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following table includes assets measured at fair value on a non-recurring basis that have had a fair value adjustment since their initial recognition. Impaired loans measured at fair value only include collateral-dependent impaired loans with a related specific ALL and are presented net of specific allowances as disclosed in Note 5.  As of June 30, 2019 and December 31, 2018, there were no collateral-dependend impaired loans.

Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy level, are summarized below. There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between levels during 2019 or 2018.

Level 2	June 30, 2019	December 31, 2018
Assets: (market approach)

Loans held-for-sale	$262,000	$0
MSRs (1)	933,643	1,004,948
OREO	92,084	201,386

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company's financial instruments were as follows:

June 30, 2019		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$29,535	$29,535	$0	$0	$29,535
Debt securities AFS	47,558	0	47,558	0	47,558
Restricted equity securities	1,348	0	1,348	0	1,348
Loans and loans held-for-sale, net of ALL
Commercial & industrial	84,731	0	0	84,729	84,729
Commercial real estate	235,258	0	0	237,025	237,025
Municipal (1)	30,303	0	0	30,112	30,112
Residential real estate - 1st lien	163,588	0	0	162,585	162,585
Residential real estate - Jr lien	43,467	0	0	43,467	43,467
Consumer	4,570	0	0	4,595	4,595
MSRs (2)	934	0	1,361	0	1,361
Accrued interest receivable	2,193	0	2,193	0	2,193

Financial liabilities:
Deposits
Other deposits	529,978	0	529,809	0	529,809
Brokered deposits	26,172	0	26,186	0	26,186
Short-term borrowings	6,100	0	6,100	0	6,100
Long-term borrowings	1,550	0	1,474	0	1,474
Repurchase agreements	32,145	0	32,145	0	32,145
Operating lease obligations	1,379	0	1,379	0	1,379
Finance lease obligations	206	0	206	0	206
Subordinated debentures	12,887	0	12,820	0	12,820
Accrued interest payable	96	0	96	0	96

(1) Prior to reclassification to the loan portfolio effective January 1, 2019, all loans in this category were reported as HTM securities as a component of Investment Securities. All prior periods have been restated to conform to the reclassification.
(2) Reported fair value represents all MSRs for loans serviced by the Company at June 30, 2019, regardless of carrying amount.

December 31, 2018		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$67,935	$67,935	$0	$0	$67,935
Debt securities AFS	39,367	0	39,367	0	39,367
Restricted equity securities	1,749	0	1,749	0	1,749
Loans and loans held-for-sale, net of ALL
Commercial & industrial	80,049	0	0	79,773	79,773
Commercial real estate	232,239	0	0	230,532	230,532
Municipal (1)	47,067	0	0	47,228	47,228
Residential real estate - 1st lien	164,202	0	0	161,068	161,068
Residential real estate - Jr lien	44,260	0	0	44,127	44,127
Consumer	5,031	0	0	5,063	5,063
MSRs (2)	1,005	0	1,481	0	1,481
Accrued interest receivable	2,301	0	2,301	0	2,301

Financial liabilities:
Deposits
Other deposits	573,525	0	571,952	0	571,952
Brokered deposits	35,292	0	35,247	0	35,247
Long-term borrowings	1,550	0	1,425	0	1,425
Repurchase agreements	30,522	0	30,522	0	30,522
Capital lease obligations	267	0	267	0	267
Subordinated debentures	12,887	0	12,807	0	12,807
Accrued interest payable	113	0	113	0	113

(1) Prior to reclassification to the loan portfolio effective January 1, 2019, all loans in this category were reported as HTM securities as a component of Investment Securities. All prior periods have been restated to conform to the reclassification.
(2) Reported fair value represents all MSRs for loans serviced by the Company at December 31, 2018, regardless of carrying amount.

Note 9. Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

	Six Months Ended	Year Ended
	June 30, 2019	December 31, 2018

Balance at beginning of year	$1,004,948	$1,083,286
MSRs capitalized	18,107	110,209
MSRs amortized	(89,412)	(188,547)
Balance at end of period	$933,643	$1,004,948

There was no valuation allowance recorded for MSRs for the periods presented.

Note 10. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 11. Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP. On June 13, 2019, the Company’s Board declared a cash dividend of $0.19 per common share, payable August 1, 2019 to shareholders of record as of July 15, 2019. This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

Back to Index

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Period Ended June 30, 2019

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly-owned subsidiary, Community National Bank, as of June 30, 2019 and December 31, 2018, and its consolidated results of operations for the three- and six-month interim periods presented.

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

OVERVIEW

The Company’s consolidated assets on June 30, 2019 were $679,538,291, a decrease of $40,809,207, or 5.7%, from December 31, 2018. Net loans decreased $11,202,064, or 2.0%, since December 31, 2018. In addition to seasonal municipal loan runoff, this decrease is also due to the early payoff of a $10 million commercial real estate construction loan, as permanent financing was sought elsewhere. This resulted in a pre-payment penalty of $440,656, which partially offsets the interest income that will be lost as a result of the early payoff. The AFS portfolio increased $8,190,943, or 20.8%, from December 31, 2018. As discussed in Notes 4 and 5 to the accompanying unaudited interim consolidated financial statements, the Company chose to reclassify its municipal notes from the investment portfolio into the loan portfolio as of January 1, 2019, and to restate prior period information to conform to the change, resulting in the absence of the HTM portfolio previously presented on the Company’s balance sheet. Prior to the reclassification, municipal notes constituted the Company’s entire HTM investment portfolio.

Total deposits decreased $52,666,937 or 8.7%, since December 31, 2018 with a notable decrease in core deposits totaling $39,888,431, or 13.3%. This decrease is primarily due to the seasonal runoff of municipal deposits which decreased approximately $43 million year to date, including an anticipated runoff of a large balance account with one municipal customer in the first quarter of 2019. Increases in interest bearing transaction accounts are noted in the year over year comparison, particularly the account for the Company’s affiliate, CFSG and the reciprocal ICS accounts, while the increase in wholesale time deposits is predominantly due to the use of brokered deposits as an alternative to short term borrowing from the FHLBB.

Interest income increased $1,233,563, or 17.6%, for the second quarter of 2019 compared to the same quarter in 2018, and $2,155,093, or 15.6%, for the first six months of 2019 compared to the same period in 2018. Interest expense increased $608,454, or 64.8%, for the second quarter of 2019 compared to the same quarter in 2018, and $1,278,246, or 70.7%, for the first six months of 2019 compared to the same period in 2018. The increase in interest income is due in part to the prepayment penalty noted above, as well as the increases in short-term rates. While the increase in short-term rates is having a positive impact on interest income, it is also continuing to put upward pressure on interest rates paid on deposit accounts and other borrowings. Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section for more information on the impact that FRB action and changes in the yield curve could have on net interest income.

Net interest income after the provision for loan losses improved by $663,443, or 11.2%, for the second quarter of 2019 compared to the same quarter in 2018, and $882,678, or 7.6%, year over year, despite a decrease in net interest spread of seven basis points, due to the combined effect of the receipt of a $440,000 prepayment penalty on early payoff of a commercial construction loan and an increase in average earning assets year over year. The charge to income for the provision for loan losses decreased $38,334, or 21.3%, for the second quarter of 2019, compared to the same period last year, and $5,831, or 1.6%, year over year. Please refer to the ALL and provisions discussion in the Credit Risk section for more information.

Net income for the second quarter of 2019 was $2,419,298, an increase of $416,644, or 20.8%, from net income of $2,002,654 for the second quarter of 2018. Net income for the first six months of 2019 increased $206,006, or 5.2%, from $3,985,197 for 2018 to $4,191,203 for 2019. Although net interest income was favorable, non-interest income decreased $256,023, or 15.2%, for the second quarter of 2019, and $332,992, or 10.8%, for the first six months of 2019. Non-interest expense decreased $24,915, or 0.5%, for the second quarter of 2019 and increased $399,893, or 4.1%, for the first six months of 2019, primarily due to increases in salaries and wages and employee benefits. Please refer to the Non-interest Income and Non-interest Expense sections for more information on these changes.

On May 1, 2019, the Company opened a loan production office in Lebanon, New Hampshire to better serve customers in Grafton County, New Hampshire and the greater White River Junction area in Windsor County, Vermont. These are areas that continue to provide commercial loan growth opportunities for the Company.

On June 13, 2019, the Company's Board declared a quarterly cash dividend of $0.19 per common share, payable on August 1, 2019 to shareholders of record on July 15, 2019.

The financial statements and capital sections of this report reflect a partial redemption of the Company’s outstanding Series A non-cumulative perpetual preferred stock. On March 31, 2019, the Company completed a second partial redemption of its preferred stock. Five shares were redeemed at par, at an aggregate redemption price of $500,000, plus accrued dividends. The Company completed a similar partial redemption of five shares of its preferred stock on March 31, 2018.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are fundamental to understanding the Company’s results of operations and financial condition because they require management to use estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results, sometimes in material respects. These policies are considered by management to be critical because they require subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The Company’s critical accounting policies govern:

● the ALL;
● OREO;
● OTTI of investment securities;
● valuation of residential MSRs; and
● the carrying value of goodwill.

These policies are described in the Company’s 2018 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. There were no material changes during the first six months of 2019 in the Company’s critical accounting policies.

RESULTS OF OPERATIONS

Net income for the second quarter of 2019 was $2,419,298, or $0.46 per common share, compared to $2,002,654, or $0.39 per common share, for the same quarter of 2018. Net income for the first six months of 2019 was $4,191,203 or $0.80 per common share, compared to $3,985,197 or $0.77 per common share for 2018. Core earnings (NII) for the second quarter of 2019 increased $625,109, or 10.3%, compared to the same quarter in 2018, and $876,847, or 7.3%, year over year. The loan mix continued to shift in favor of higher yielding commercial loans, while the deposit mix experienced an increase in non-maturity deposits, both of which have benefited the Company’s net interest income. Interest paid on deposits, which is the major component of total interest expense, increased $560,870, or 78.0%, for the second quarter of 2019 compared to the same quarter of 2018, and $1,156,768, or 82.3%, year over year, reflecting the increases in short term rates and higher average interest-bearing deposit balances. The continuing increases in short-term market rates also had an impact on the interest paid on repurchase agreements and on the junior subordinated debentures, contributing to the increase in interest expense in both comparison periods. The Company recorded a provision for loan losses of $141,666 for the second quarter of 2019 and $354,169 for the first six months of 2019, compared to $180,000 and $360,000, respectively in 2018. These decreases are due to the year to date decrease in the loan portfolio combined with the lower than anticipated loan charge off activity during the second quarter of 2019.

The following table summarizes certain balance sheet data and the earnings performance of the Company for the periods presented.

	June 30,	December 31,
	2019	2018
Balance Sheet Data
Net loans(1)	$562,009,526	$573,211,590
Total assets	679,538,291	720,347,498
Total deposits	556,149,628	608,816,565
Borrowed funds	7,650,000	1,550,000
Junior subordinated debentures	12,887,000	12,887,000
Total liabilities	613,866,317	657,743,787
Total shareholders' equity	65,671,974	62,603,711

Book value per common share outstanding	$12.32	$11.72

	Six Months Ended June 30,
	2019	2018
Operating Data
Total interest income	$15,960,790	$13,805,697
Total interest expense	3,085,493	1,807,247
Net interest income	12,875,297	11,998,450
Provision for loan losses	354,169	360,000
Net interest income after provision for loan losses	12,521,128	11,638,450

Non-interest income	2,752,839	3,085,831
Non-interest expense	10,234,985	9,835,092
Income before income taxes	5,038,982	4,889,189
Applicable income tax expense(2)	847,779	903,992
Net Income	$4,191,203	$3,985,197

Per Common Share Data
Earnings per common share (3)	$0.80	$0.77
Dividends declared per common share	$0.38	$0.36
Weighted average number of common shares outstanding	5,188,735	5,123,947
Number of common shares outstanding, period end	5,208,498	5,140,030

(1) Net loans reflects reclassification of debt obligations of local municipalities from the investment portfolio into the loan portfolio as of January 1, 2019 and conforming changes to the comparative 2018 information presented. See Notes
4 and 5 to the accompanying unaudited interim consolidated financial statements for additional information.
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

The following table shows these ratios annualized for the comparison periods presented.

	Three Months Ended June 30,
	2019	2018
Return on average assets	1.39%	1.23%
Return on average equity	15.13%	13.66%

	Six Months Ended June 30,
	2019	2018
Return on average assets	1.21%	1.22%
Return on average equity	13.28%	13.73%

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

The Company’s tax-exempt interest income of $311,574 and $312,488 for the three months ended June 30, 2019 and 2018, respectively, and $623,206 and $622,644 for the six months ended June 30, 2019 and 2018, respectively, was derived from loans to local municipalities of $30,302,868 and $32,205,722 at June 30, 2019 and 2018, respectively.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the comparison periods presented.

	Three Months Ended June 30,
	2019	2018

Net interest income as presented	$6,715,469	$6,090,360
Effect of tax-exempt income	82,823	83,066
Net interest income, tax equivalent	$6,798,292	$6,173,426

	Six Months Ended June 30,
	2019	2018

Net interest income as presented	$12,875,297	$11,998,450
Effect of tax-exempt income	165,662	165,513
Net interest income, tax equivalent	$13,040,959	$12,163,963

The following table presents average interest-earning assets and average interest-bearing liabilities supporting earning assets. Interest income (excluding interest on non-accrual loans) is expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended June 30,
		2019			2018
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$585,631,683	$7,911,831	5.42%	$556,542,291	$6,783,047	4.89%
Taxable investment securities	43,884,455	270,026	2.47%	37,477,796	221,016	2.37%
Sweep and interest-earning accounts	20,188,566	136,600	2.71%	15,113,075	77,005	2.04%
Other investments (2)	1,763,126	26,788	6.09%	2,232,804	30,857	5.54%
Total	$651,467,830	$8,345,245	5.14%	$611,365,966	$7,111,925	4.67%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$154,798,455	$375,645	0.97%	$127,178,316	$128,935	0.41%
Money market accounts	93,899,043	364,126	1.56%	97,451,375	276,229	1.14%
Savings deposits	95,599,896	40,713	0.17%	99,755,031	31,512	0.13%
Time deposits	121,342,236	499,775	1.65%	110,111,222	282,713	1.03%
Borrowed funds	2,561,769	5,370	0.84%	4,998,681	10,745	0.86%
Repurchase agreements	32,528,266	73,070	0.90%	31,338,855	37,641	0.48%
Finance lease obligations	216,192	4,499	8.32%	335,077	6,897	8.23%
Junior subordinated debentures	12,887,000	183,755	5.72%	12,887,000	163,827	5.10%
Total	$513,832,857	$1,546,953	1.21%	$484,055,557	$938,499	0.78%

Net interest income		$6,798,292			$6,173,426
Net interest spread (3)			3.93%			3.89%
Net interest margin (4)			4.19%			4.05%

(1) Included in gross loans are non-accrual loans with an average balance of $5,550,793 and $4,257,250 for the three months ended June 30, 2019 and 2018, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale and include tax-exempt loans to local municipalities with average balances of
$45,825,394 and $47,606,468 for the three months ended June 30, 2019 and 2018 respectively, which were reclassified from the investment portfolio effective January 1, 2019, and restated for the 2018 comparison period. See
Notes 4 and 5 to the accompanying unaudited interim consolidated financial statements for additional information.
(2) Included in other investments is the Company’s FHLBB Stock with an average balance of $697,976 and $1,167,654 for the three months ended June 30, 2019 and 2018, respectively, and a dividend rate of approximately
6.22% and 5.46%, respectively, per quarter.
(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average earning assets.

	Six Months Ended June 30,
		2019			2018
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$582,555,613	$15,205,480	5.26%	$555,460,003	$13,316,194	4.83%
Taxable investment securities	41,696,057	518,134	2.51%	37,867,928	423,901	2.26%
Sweep and interest-earning accounts	28,196,920	350,091	2.50%	18,318,075	171,567	1.89%
Other investments (2)	1,791,967	52,747	5.94%	2,171,070	59,548	5.53%
Total	$654,240,557	$16,126,452	4.97%	$613,817,076	$13,971,210	4.59%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$156,643,836	$779,184	1.00%	$126,128,102	$231,067	0.37%
Money market accounts	94,066,768	720,784	1.55%	100,723,921	553,904	1.11%
Savings deposits	94,975,891	80,823	0.17%	98,504,902	61,817	0.13%
Time deposits	123,955,061	982,428	1.60%	111,871,677	559,663	1.01%
Borrowed funds	2,059,348	5,392	0.53%	4,279,006	10,761	0.51%
Repurchase agreements	32,733,436	145,901	0.90%	30,546,716	68,847	0.45%
Finance lease obligations	231,379	9,614	8.31%	349,137	14,364	8.23%
Junior subordinated debentures	12,887,000	361,367	5.65%	12,887,000	306,824	4.80%
Total	$517,552,719	$3,085,493	1.20%	$485,290,461	$1,807,247	0.75%

Net interest income		$13,040,959			$12,163,963
Net interest spread (3)			3.77%			3.84%
Net interest margin (4)			4.02%			4.00%

(1) Included in gross loans are non-accrual loans with an average balance of $5,075,454 and $3,783,183 for the six months ended June 30, 2019 and 2018, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale and include tax-exempt loans to local municipalities with average balances of
$45,649,487 and $47,693,329 for the six months ended June 30, 2019 and 2018, respectively, which were reclassified from the investment portfolio effective January 1, 2019, and restated for the 2018 comparison period. See
Notes 4 and 5 to the accompanying unaudited interim consolidated financial statements for additional information.
(2) Included in other investments is the Company’s FHLBB Stock with average balances of $726,817 and $1,141,721 respectively, and a dividend rate of approximately 6.44% and 5.77%, respectively, for the first six months of
2019 and 2018, respectively.
(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three- and six-month periods ended June 30, 2019 increased 6.6% in both periods, compared to the same periods last year. The average yield on interest-earning assets for the second quarter increased 47 bps, to 5.14%, compared to 4.67% for the same period last year, and increased 38 bps for the six months ended June 30, 2019, to 4.97%, from 4.59% for the same period last year.

The average volume of loans increased over the three- and six-month comparison periods of 2019 versus 2018 by 5.2% and 4.9%, respectively, and the average yield on loans increased 53 bps for the second quarter, to 5.42%, compared to 4.89% for the second quarter of 2018, and 43 bps for the six months ended June 30, 2019, to 5.26%, from 4.83% for the same period in 2018. The increase in yield reflects a combination of the steadily increasing federal funds rate over the periods noted, and a shift in asset mix toward commercial loans; however, this has been partially offset by continued pressure on medium term (5-10 year) fixed rates.  Interest earned on the loan portfolio as a percentage of total interest income decreased in both comparison periods, comprising 94.8% and 94.3% for the three- and six-month comparison periods of 2019, versus 95.4% and 95.3% for the same periods last year.

The average volume of the taxable investment portfolio (classified as AFS) increased 17.1% during the second quarter of 2019 and 10.1% year to date, compared to the same periods last year. These increases are due primarily to management’s continued effort to incrementally grow the investment portfolio as the balance sheet grows in order to provide additional liquidity and pledge-quality assets. The average yield on the taxable investment portfolio increased 10 bps and 25 bps, respectively, during the three- and six-month comparison periods of 2019 compared to the same periods last year, due primarily to rising market rates, while the composition of the portfolio remained relatively stable.

The average volume of sweep and interest-earning accounts, which consists primarily of interest-bearing accounts at the FRBB and two correspondent banks, increased 33.6% during the three-month period and 53.9% during the six-month period ended June 30, 2019, compared to the same periods last year, and the average yield on these funds increased 67 bps and 61 bps, respectively. These increases in average volume are attributable to a higher balance of cash periodically held on hand in anticipation of funding loan growth and other liquidity needs. The increases in the average yield between periods reflects the effect of increases in the federal funds rate.

The average volume of interest-bearing liabilities for the three- and six-month periods ended June 30, 2019 increased 6.1% and 6.7%, respectively, compared to the same periods last year. The average rate paid on interest-bearing liabilities increased 43 bps for the three months ended June 30, 2019 and 45 bps during the first six months of 2019, compared to the same periods last year, reflecting the rising rate environment and competitive pressures in deposit pricing.

The average volume of interest-bearing transaction accounts increased 21.7% and 24.2%, respectively, during the three- and six-month period ended June 30, 2019, compared to the same periods last year, and the average rate paid on these accounts increased 56 bps and 63 bps, respectively. These increases are due to growth in high balance ICS DDA accounts, as well as increased deposit balances of affiliate Community Financial Services Group. The average volume of money market accounts decreased 3.7% during the three-month period and 6.6% during the six-month period ended June 30, 2019 compared to the same periods in 2018, while the average rate paid on these deposits increased 42 bps and 44 bps, respectively. The average volume of savings accounts decreased 4.2% for the three-month period and 3.4% for the six-month period ended June 30, 2019 versus the same periods in 2018. Following the most recent increase in short term rates, there has been more pressure for higher rates from the more rate sensitive deposit holders and the local market is now showing signs of a willingness to pay higher rates on deposit products. The average volume of time deposits increased 10.2% and 10.8%, respectively, during the three- and six-month periods ended June 30, 2019, compared to the same period last year, and the average rate paid on these accounts increased 62 bps and 59 bps, respectively, between periods. Compared to the same periods in 2018, the average volume of retail time deposits decreased 4.2% during the second quarter, and 4.3% year to date 2019. Average brokered time deposits increased 654.6% from an average volume of $3,468,472 for the second quarter of 2018 to $26,172,142 for the same period in 2019, and an increase of 424.8% is noted for the first six months of 2019, with average volumes of $5,496,329 for 2018 versus $28,828,043 for 2019. The increase in the average volume of brokered deposits between periods reflects wholesale deposit purchases during the third quarter of 2018 and the first quarter of 2019, net of maturities. The brokered deposit market is still considered a beneficial source of funding to help smooth out the fluctuations in core deposit balances without the need to disrupt deposit pricing in the Company’s local markets. These funds can be obtained relatively quickly on an as-needed basis, making them a valuable alternative to traditional term borrowings from the FHLBB.

The average volume of borrowed funds decreased 48.8% and 51.9%, respectively, for the three- and six-month comparison periods of 2019 versus 2018, while the average rate paid on these borrowings decreased two bps and increased two bps, respectively, between periods. The average volume of repurchase agreements increased 3.8% and 7.2%, respectively, for the three- and six-month comparison periods of 2019 versus 2018, and the average rate paid on repurchase agreements increased 42 bps and 45 bps, respectively, between periods.

In summary, between the three-month periods ended June 30, 2019 and 2018, the average yield on interest-earning assets increased 47 bps, while the average rate paid on interest-bearing liabilities increased 43 bps. Between the six months ended June 30, 2019 and 2018, the average yield on interest-earning assets increased 38 bps, while the average rate paid on interest-bearing liabilities increased 45 bps. Net interest spread for the second quarter of 2019 was 3.93%, an increase of four bps from 3.89% for the same period in 2018, and for the six-month comparison periods of 2019 and 2018 was 3.77% and 3.84%, respectively, a decrease of seven bps. Net interest margin increased 14 bps during second quarter of 2019 versus 2018, and two bps during the first six months of 2019 versus 2018.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2019 and 2018 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended June 30,			Six Months Ended June 30,
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans (2)	$774,140	$354,644	$1,128,784	$1,240,305	$648,981	$1,889,286
Taxable investment securities	11,155	37,855	49,010	51,331	42,902	94,233
Sweep and interest-earning accounts	33,781	25,814	59,595	85,936	92,588	178,524
Other investments	3,062	(7,131)	(4,069)	4,366	(11,167)	(6,801)
Total	$822,138	$411,182	$1,233,320	$1,381,938	$773,304	$2,155,242

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$218,477	$28,233	$246,710	$492,127	$55,990	$548,117
Money market accounts	101,713	(13,816)	87,897	218,049	(51,169)	166,880
Savings deposits	10,962	(1,761)	9,201	21,981	(2,975)	19,006
Time deposits	188,221	28,841	217,062	362,245	60,520	422,765
Borrowed funds	(272)	(5,103)	(5,375)	465	(5,834)	(5,369)
Repurchase agreements	34,006	1,423	35,429	72,174	4,880	77,054
Finance lease obligations	68	(2,466)	(2,398)	103	(4,853)	(4,750)
Junior subordinated debentures	19,928	0	19,928	54,543	0	54,543
Total	$573,103	$35,351	$608,454	$1,221,687	$56,559	$1,278,246

Changes in net interest income	$249,035	$375,831	$624,866	$160,251	$716,745	$876,996

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

(2) Reflects reclassification of obligations of local municipalities from investment securities to loans effective
January 1, 2019, and restated for the 2018 comparison period. See Notes 4 and 5 to the Company’s unaudited interim consolidated financial statements for additional information.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	Income	Percent	2019	2018	Income	Percent

Service fees	$820,657	$810,731	$9,926	1.22%	$1,611,023	$1,580,813	$30,210	1.91%
Income from sold loans	128,690	190,710	(62,020)	-32.52%	231,777	374,329	(142,552)	-38.08%
Other income from loans	223,509	198,351	25,158	12.68%	362,253	410,621	(48,368)	-11.78%
Net realized loss on sale of securities AFS	0	(6,375)	6,375	-100.00%	0	(10,236)	10,236	-100.00%
Other income
Income from CFSG Partners	155,940	142,603	13,337	9.35%	333,359	270,786	62,573	23.11%
Rental income	2,464	9,883	(7,419)	-75.07%	4,892	25,509	(20,617)	-80.82%
Gain on sale of property	0	263,118	(263,118)	100.00%	0	263,118	(263,118)	100.00%
VISA card commission	23,099	4,913	18,186	370.16%	46,198	9,826	36,372	370.16%
Other miscellaneous income	79,779	76,227	3,552	4.66%	163,337	161,065	2,272	1.41%
Total non-interest income	$1,434,138	$1,690,161	$(256,023)	-15.15%	$2,752,839	$3,085,831	$(332,992)	-10.79%

Total non-interest income decreased $256,023, or 15.2%, for the second quarter of 2019 and $332,992, or 10.8%, for the first six months of 2019 versus the same periods in 2018, with significant changes noted in the following:

●
Income from sold loans decreased 32.5% for the second quarter and 38.1% year over year, due to a lower volume of loans being sold into the secondary market.

●
Other income from loans increased 12.7% for the second quarter while decreasing 11.8% year over year. An uptick of commercial loan volume accounts for the increase for the second quarter, but the overall lower volume of commercial and residential portfolio loans year over year resulted in lower documentation fees collected at origination.

●
No investments were sold during the first six months of 2019, accounting for the absence of a gain or loss, compared to a realized loss on sale of AFS securities of $6,375 for the second quarter of 2018 and $10,236 for the first six months of 2018. The losses in 2018 in both comparison periods are the result of sales of low-yielding, short-duration securities held in the Company’s AFS portfolio which were replaced with higher-yielding investments available in the current market. As reflected in the table in the “Interest Income versus Interest Expense (Net Interest Income)” section, the higher interest income earned by the replacement securities has helped to recover the realized losses in 2018.

●
Income from CFS Partners increased 9.4% for the second quarter and 23.1% year over year, due to an increase in assets under management, upon which fee income is generally based.

●
Rental income decreased 75.1% for the second quarter and 80.8% year over year, due to the sale of the office condominium unit to CFSG in the second quarter of 2018.

●
Gain on sale of property of $263,118 in 2018 was attributable to the sale of an office condominium unit to the Company’s affiliate, CFSG. Prior to the sale, CFSG had rented this unit since its formation in 2002. There was no activity in 2019 that resulted in a gain on sale of property.

●
VISA card commission increased 370.2% in both periods, due to new incentive payments related to entering into a VISA principal vendor agreement.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	Expense	Percent	2019	2018	Expense	Percent

Salaries and wages	$1,792,930	$1,914,616	$(121,686)	-6.36%	$3,635,860	$3,530,002	$105,858	3.00%
Employee benefits	806,340	722,302	84,038	11.63%	1,582,680	1,396,304	186,376	13.35%
Occupancy expenses, net	642,284	657,596	(15,312)	-2.33%	1,333,113	1,332,470	643	0.05%
Other expenses
Service contracts - administrative	126,494	121,203	5,291	4.37%	274,686	247,161	27,525	11.14%
Audit Fees	58,075	108,849	(50,774)	-46.65%	202,733	216,475	(13,742)	-6.35%
Consultant services	64,225	78,153	(13,928)	-17.82%	140,760	143,236	(2,476)	-1.73%
Collection & non-accruing loan expense	47,587	40,213	7,374	18.34%	109,770	93,499	16,271	17.40%
Subsequent write downs on OREO	95,008	0	95,008	100.00%	95,008	0	95,008	100.00%
Other miscellaneous expenses	1,446,117	1,461,043	(14,926)	-1.02%	2,860,375	2,875,945	(15,570)	-0.54%
Total non-interest expense	$5,079,060	$5,103,975	$(24,915)	-0.49%	$10,234,985	$9,835,092	$399,893	4.07%

Total non-interest expense decreased $24,915, or 0.5%, for the second quarter of 2019, while increasing $399,893, or 4.1%, for the first six months of 2019 versus the same periods in 2018, with significant changes noted in the following:

●
Salaries and wages decreased 6.4% for the second quarter and increased 3.0% year over year. The second quarter decrease is attributable to differences in the timing of pay periods, while the increase year over year is due to normal cost of living increases to employees as well as a $0.25 increase per hour to all employees, other than executive officers, that was effective in September of 2018. The current year salary budget also includes a newly created position for an Information Security Officer.

●
Employee benefits increased 11.6% for the second quarter and 13.4% year over year, due to an increase in the cost of the employee health insurance plan.

●
Service contracts – administrative increased 4.4% for the second quarter and 11.1% year over year, due to the increasing cost to support information technology and branch infrastructure.

●
A decrease of 46.7% is noted in Audit Fees for the second quarter and 6.4% is noted year over year due primarily to billable fees incurred in 2018 for consultation related to the audit of the Company’s internal control over financial reporting program, the deferred tax asset fair value calculation and the effects of the 2017 Tax Act. Also in 2018, the Company changed Information Security audit vendors which resulted in multiple audits during the 2018 calendar year.

●
Consultant services decreased 17.8% for the second quarter and 1.7% year over year, due to the completion of some technology projects in 2018.

●
Collection & non-accruing loan expense increased 18.3% for the second quarter and 17.4% year over year, due to an increase in the non-performing assets portfolio and the length of time it takes to go through the foreclosure process.

●
The Company recorded write downs on two OREO properties during the second quarter of 2019, which were subsequently sold in the same period, with no write downs recorded during the first six months of 2018.

APPLICABLE INCOME TAXES

The provision for income taxes increased by $15,691, or 3.2%, to $509,583 for the second quarter of 2019 compared to $493,892 for the same period in 2018, and decreased by $56,213, or 6.2% to $847,779 for the first six months of 2019 compared to $903,992 for the same period in 2018. A 17.3% increase in income before taxes for the second quarter of 2019 accounts for the increase over the second quarter of 2018. A modest 3.1% increase in income before taxes, together with an increase in tax credits for 2019 and a decrease in amortization expense (discussed below), are all contributing factors for the decrease in income tax expense for the first six months of 2019. Tax credits related to limited partnerships amounted to $103,776 and $100,140, respectively, for the second quarter of 2019 and 2018, and $207,552 and $200,280, respectively, for the first six months of 2019 and 2018.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $78,027 and $94,371, respectively, for the second quarter of 2019 and 2018, and $156,054 and $188,742 for the first six months of 2019 and 2018, respectively. These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective yield between 7% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the dates indicated:

	June 30, 2019		December 31, 2018
Assets
Loans (1)	$567,378,298	83.49%	$578,450,517	80.30%
AFS Securities	47,557,774	7.00%	39,366,831	5.46%

Liabilities
Demand deposits	110,870,636	16.32%	122,430,805	17.00%
Interest-bearing transaction accounts	149,487,155	22.00%	177,815,417	24.68%
Money market accounts	79,501,860	11.70%	85,261,685	11.84%
Savings deposits	95,455,903	14.05%	93,129,875	12.93%
Time deposits	120,834,074	17.78%	130,178,783	18.07%
Long-term advances	1,550,000	0.23%	1,550,000	0.22%

(1) Gross loans include obligations of local municipalities reclassified from the investment portfolio to the loan portfolio effective January 1, 2019, with prior periods restated to conform to the reclassification, and having balances of
$30,302,868 and $47,067,023 as of June 30, 2019 and December 31, 2018, respectively. See Notes 4 and 5 to the Company’s unaudited interim consolidated financial statements for additional information.

The following table reflects the changes in the composition of the Company's major categories of assets and liabilities disclosed in the table above:

	Change in Volume	Percent of Change
Assets
Loans (1)	$(11,072,219)	-1.91%
AFS Securities	8,190,943	20.81%

Liabilities
Demand deposits	(11,560,169)	-9.44%
Interest-bearing transaction accounts	(28,328,262)	-15.93%
Money market accounts	(5,759,825)	-6.76%
Savings deposits	2,326,028	2.50%
Time deposits	(9,344,709)	-7.18%

(1) Gross loans include obligations of local municipalities reclassified from the investment portfolio to the loan portfolio effective January 1, 2019, with prior periods restated to conform to the reclassification, and having balances of
$30,302,868 and $47,067,023 as of June 30, 2019 and December 31, 2018, respectively. See Notes 4 and 5 to the Company’s unaudited interim consolidated financial statements for additional information.

As assets have grown, management has sought to increase the AFS portfolio in order to maintain its size proportional to the overall asset base, as this portfolio serves an important role in the Company’s liquidity position. Business checking accounts account for most of the fluctuation in demand deposits with a decrease of $9,830,560, or 11.7%. The decrease in interest-bearing transaction accounts is due in part to decreases of $14,104,318, or 40.5%, in the Government Agency deposit accounts and $24,659,191, or 54.0%, in ICS deposit accounts. These decreases were partially offset by an increase of $7,732,293, or 12.1% in other consumer interest-bearing transaction accounts. The decrease in money market accounts is attributable to a seasonal decrease in municipal deposits of $9,706,112, or 63.4%. The decrease in time deposits were primarily driven by a decrease in wholesale time deposits of $8,602,832, or 22.2% There were no overnight federal fund purchases for the periods presented, but there were outstanding long-term advances from the FHLBB of $1,550,000. See “Liquidity and Capital Resources” section for additional information on the Company’s long-term advances.

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

Under the Company’s interest rate sensitivity modeling, with the continued asset sensitive balance sheet, in a rising rate environment, interest income is expected to trend upward as the short-term asset base (cash and adjustable rate loans) quickly cycle upward. However, as rates continue to rise, the cost of wholesale funds increases and pressure to increase rates paid on the retail funding base is increasing, putting pressure on NII and reducing the benefit to rising rates. In a falling rate environment, NII is expected to trend slightly downward compared with the current rate environment scenario for the first year of the simulation as asset yield erosion is not fully offset by decreasing funding costs. Thereafter, net interest income is projected to experience sustained downward pressure as funding costs reach their assumed floors and asset yields continue to reprice into the lower rate environment. Also the behavior of the long end of the yield curve will be very important to the Company’s margins going forward, as funding costs continue to rise and the long end remains relatively anchored.

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning June 30, 2019:

Rate Change	Percent Change in NII

Down 100 bps	-0.7%
Up 200 bps	0.3%

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

As of June 30, 2019, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear a quarterly floating rate of interest equal to the 3-month London Interbank Offered Rate (LIBOR), plus 2.85%. During 2017, the financial authorities in the United Kingdom that administer LIBOR announced that LIBOR will be phased out by the end of 2021. The Company has reviewed the pertinent language in the Indenture governing the Debentures and believes that the Debenture Trustee has sufficient authority under the Indenture to establish a substitute interest rate benchmark without the need to amend the Indenture. However, the Debenture Trustee has not yet informed the Company as to how it intends to proceed.  Aside from the Debentures, the Company does not have any other exposures to the phase out of LIBOR. The Company has not generally utilized LIBOR as an interest rate benchmark for its variable rate commercial, residential or other loans and does not utilize derivatives or other financial instruments tied to LIBOR for hedging or investment purposes. Accordingly, management expects that the Company’s exposure to the phase out of LIBOR will be limited to the effect on the interest rate paid on its Debentures.

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

As discussed in Note 5 to the accompanying unaudited interim consolidated financial statements, as of January 1, 2019, the Company chose to reclassify its obligations of local municipalities from the investment portfolio, where they were classified as HTM, into the loan portfolio. All prior periods presented have been reclassified to conform to this reclassification. These obligations have not historically generated any credit losses for the Company.

Residential mortgages represented 36.8% of the Company’s loan balances as of June 30, 2019. While increasing slightly from year-end, that level has been on a gradual decline in recent years, with a strategic shift to commercial lending. The Company maintains a mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by PMI. A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. Junior lien home equity products make up 21.2% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

Consistent with the strategic focus on commercial lending, the commercial & industrial and CRE loan portfolios have seen solid growth over recent years. Commercial & industrial and CRE loans together comprised 57.1% of the Company’s loan portfolio at June 30, 2019 compared to 54.6% at December 31, 2018.

Growth in the CRE portfolio in recent years has enhanced the geographic diversification of the loan portfolio as it has been principally driven by new loan volume in Chittenden County and northern Windsor County around the White River Junction, I91-I93 interchange area.  Credits in the Chittenden County market are being managed by two commercial lenders out of the Company’s Burlington loan production office that know the area well, while Windsor County is being served by a commercial lender from the St. Johnsbury office with previous lending experience serving the greater White River Junction area. On May 1, 2019, the Company opened a loan production office in Lebanon, New Hampshire to provide a presence in the greater White River Junction area to include Grafton County, New Hampshire. Larger transactions continue to be centrally underwritten and monitored through the Company’s commercial credit department. The types of CRE transactions driving the growth have been a mix of construction, land and development, multifamily, and other non-owner occupied CRE properties including hotels, retail, office, and industrial properties. The largest components of the $238 million CRE portfolio at June 30, 2019 were approximately $93.5 million in owner-occupied CRE and $80.5 million in non-owner occupied CRE.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	June 30, 2019		December 31, 2018

Commercial & industrial	$85,469,062	15.06%	$80,766,693	13.96%
Commercial real estate	238,416,761	42.02%	235,318,148	40.68%
Municipal (1)	30,302,868	5.34%	47,067,023	8.14%
Residential real estate - 1st lien	164,798,474	29.05%	165,665,175	28.64%
Residential real estate - Jr lien	43,767,258	7.71%	44,544,987	7.70%
Consumer	4,623,875	0.82%	5,088,491	0.88%
Total loans	567,378,298	100.00%	578,450,517	100.00%
Deduct (add):
ALL	5,723,753		5,602,541
Deferred net loan costs	(354,981)		(363,614)
Net loans	$562,009,526		$573,211,590

(1) Reflects reclassification of obligations of local municipalities from the investment portfolio to the loan portfolio as of
January 1, 2019, and conforming changes to the comparative 2018 information presented. See Notes 4 and 5 to the accompanying unaudited interim consolidated financial statements for additional information.

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD. At June 30, 2019, the Company had $29,465,025 in guaranteed loans with guaranteed balances of $21,915,300, compared to $28,366,843 in guaranteed loans with guaranteed balances of $21,195,219 at December 31, 2018.

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

The Company’s non-performing assets increased $1,568,503, or 30.2%, during the first six months of 2019. The increase is attributable primarily to a combination of residential real estate loans and CRE loans moving into non-accrual status. Claims receivable on related government guarantees were $71,240 at June 30, 2019 compared to $200,948 at December 31, 2018, with three new claims pending settlement at the end of 2018. Non-performing loans as of June 30, 2019 carried RD and SBA guarantees totaling $364,276, compared to $376,289 at December 31, 2018.

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	June 30, 2019		December 31, 2018
Loans past due 90 days or more
and still accruing (1)
Residential real estate - 1st lien	$736,283	10.89%	$622,486	11.98%
Residential real estate - Jr lien	108,365	1.60%	104,959	2.02%
Consumer	0	0.00%	1,661	0.03%
Total	844,648	12.49%	729,106	14.03%

Non-accrual loans (1)
Commercial & industrial	606,832	8.97%	84,814	1.63%
Commercial real estate	1,946,457	28.79%	1,742,993	33.56%
Residential real estate - 1st lien	2,984,761	44.14%	2,026,939	39.03%
Residential real estate - Jr lien	287,499	4.25%	408,540	7.87%
Total	5,825,549	86.15%	4,263,286	82.09%

Other real estate owned	92,084	1.36%	201,386	3.88%

Total Non-Performing Assets	$6,762,281	100.00%	$5,193,778	100.00%

(1) No commercial & industrial, CRE loans or municipal loans were past due 90 days or more and accruing and no municipal loans or consumer loans were in non-accrual status as of the consolidated balance sheet dates presented. In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due.

The Company’s OREO portfolio consisted of one commercial property at June 30, 2019 and two commercial properties at December 31, 2018. The Company took control of the commercial properties, rather than obtaining them through the normal foreclosure process. The single OREO property held at June 30, 2019 is listed for sale.

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

The non-performing assets in the table above include the following TDRs that were past due 90 days or more or in non-accrual status as of the dates presented:

	June 30, 2019		December 31, 2018
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial & industrial	2	$49,217	1	$24,685
Commercial real estate	4	823,966	4	862,713
Residential real estate - 1st lien	15	1,446,729	12	1,082,187
Total	21	$2,319,912	17	$1,969,585

The remaining TDRs were performing in accordance with their modified terms as of the dates presented and consisted of the following:

	June 30, 2019		December 31, 2018
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial real estate	2	$114,901	1	$102,292
Residential real estate - 1st lien	29	2,375,735	31	2,544,728
Residential real estate - Jr lien	1	6,654	1	7,248
Total	32	$2,497,290	33	$2,654,268

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

The following table summarizes the Company's loan loss experience for the periods presented:

	As of or Six Months Ended June 30,
	2019	2018

Loans outstanding, end of period (1)	$567,378,298	$553,297,665
Average loans outstanding during period (1)	$582,555,613	$555,460,003
Non-accruing loans, end of period	$5,825,549	$4,273,363
Non-accruing loans, net of government guarantees	$5,461,273	$3,876,179

ALL, beginning of period	$5,602,541	$5,438,099
Loans charged off:
Commercial & industrial	(3,573)	(131,273)
Commercial real estate	(14,710)	(124,645)
Residential real estate - 1st lien	(94,521)	(78,435)
Residential real estate - Jr lien	(102,000)	(24,000)
Consumer	(59,621)	(73,388)
Total loans charged off	(274,425)	(431,741)
Recoveries:
Commercial & industrial	9,078	20,041
Residential real estate - 1st lien	10,073	9,158
Residential real estate - Jr lien	1,001	675
Consumer	21,316	16,791
Total recoveries	41,468	46,665
Net loans charged off	(232,957)	(385,076)
Provision charged to income	354,169	360,000
ALL, end of period	$5,723,753	$5,413,023

Net charge offs to average loans outstanding	0.040%	0.069%
Provision charged to income as a percent of average loans	0.061%	0.065%
ALL to average loans outstanding	0.983%	0.975%
ALL to non-accruing loans	98.253%	126.669%
ALL to non-accruing loans net of government guarantees	104.806%	139.648%

(1) Includes obligations of local municipalities reclassified from the investment portfolio into the loan portfolio as of January 1, 2019 and conforming changes to the comparative 2018 information presented. See Notes 4 and 5 of the accompanying unaudited interim financial statements for additional information.

The provision decreased $5,831, or 1.6%, for the first six months of 2019 compared to the same period in 2018. The lower 2019 provision level is due to the year to date decrease in the loan portfolio combined with lower than anticipated loan charge off activity.

The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

The second quarter ALL analysis shows the reserve balance of $5,723,753 at June 30, 2019 which is appropriate in management’s view to cover losses that are probable and estimable as of the measurement date, with an unallocated reserve of $145,089 compared to $133,478 at December 31, 2018. The reserve balance and unallocated amount continue to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite. The portion of the ALL termed "unallocated" is established to absorb inherent losses that exist as of the measurement date although not specifically identified through management's process for estimating credit losses. While the ALL is described as consisting of separate allocated portions, the entire ALL is available to support loan losses, regardless of category. Unallocated reserves are considered by management to be appropriate in light of the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and industrial and CRE loans and the risk associated with the relatively new, unseasoned loans in those portfolios. The adequacy of the ALL is reviewed quarterly by the risk management committee of the Board and then presented to the full Board for approval.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first six months of 2019, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the CDARS program provide an alternative funding source when needed. At June 30, 2019, the Company had no one-way CDARS outstanding, compared to $723,774 at December 31, 2018. In addition, two-way (that is, reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other participating FDIC-insured financial institutions. Until 2018, these reciprocal deposits were considered a form of brokered deposits, which are treated less favorably than other deposits for certain purposes; however, a provision of the 2018 Regulatory Relief Act provides that reciprocal deposits held by a well-capitalized and well managed bank are no longer classified as brokered deposits. At June 30, 2019, the Company reported $3,997,168 in reciprocal CDARS deposits, compared to $3,480,106 at December 31, 2018. The balance in ICS reciprocal money market deposits was $24,781,718 at June 30, 2019, compared to $23,862,324 at December 31, 2018, and the balance in ICS reciprocal demand deposits as of those dates was $20,992,357 and $45,651,548, respectively.

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

At June 30, 2019 and December 31, 2018, borrowing capacity of $102,255,128 and $108,736,234, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits. The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods. Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	June 30, 2019	December 31, 2018
Long-Term Advances(1)
FHLBB term advance, 0.00%, due February 26, 2021	$350,000	$350,000
FHLBB term advance, 0.00%, due November 22, 2021	1,000,000	1,000,000
FHLBB term advance, 0.00%, due September 22, 2023	200,000	200,000
	$1,550,000	$1,550,000

Overnight Borrowings
Correspondent Banks, 2.65%	6,100,000	0

Total Advances	$7,650,000	$1,550,000

(1)
The FHLBB provides a subsidy, funded by the FHLBB’s earnings, to write down interest rates to zero percent on advances that finance qualifying loans to small businesses. JNE advances must support small business in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities.

The Company has a BIC arrangement with the FRBB secured by eligible commercial loans, commercial real estate loans and home equity loans, resulting in an available credit line of $51,442,915 and $50,913,351, respectively, at June 30, 2019 and December 31, 2018. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 300 bps. The Company had no outstanding advances against this credit line during either of the periods presented.

The Company has unsecured lines of credit with three correspondent banks with aggregate available borrowing capacity totaling $21.5 million as of the balance sheet dates presented in this quarterly report. Outstanding advances against these lines totaled $6.1 million and $0 as of June 30, 2019 and December 31, 2018, respectively.

Securities sold under agreements to repurchase provide another funding source for the Company. At June 30, 2019 and December 31, 2018, the Company had outstanding repurchase agreement balances of $32,144,591 and $30,521,565, respectively. These repurchase agreements mature and are repriced daily.

The following table illustrates the changes in shareholders' equity from December 31, 2018 to June 30, 2019, including a partial redemption of the Company’s Series A non-cumulative perpetual preferred stock, effective March 31, 2019:

Balance at December 31, 2018 (book value $11.72 per common share)	$62,603,711
Net income	4,191,203
Issuance of stock through the DRIP	589,515
Redemption of preferred stock	(500,000)
Dividends declared on common stock	(1,969,490)
Dividends declared on preferred stock	(48,125)
Change in unrealized loss on securities AFS, net of tax	805,160
Balance at June 30, 2019 (book value $12.32 per common share)	$65,671,974

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

Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer was fully phased-in on January 1, 2019 at 2.5% of risk-weighted assets. A banking organization with a conservation buffer of less than 2.5% is subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of June 30, 2019, the Company and the Bank were fully compliant with a capital conservation buffer of 6.62% and 6.46%, respectively.

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

As of June 30, 2019, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as currently applicable regulatory capital requirements, as of the dates indicated.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions(1):
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2019
Common equity tier 1 capital
(to risk-weighted assets)
Company	$66,827	13.46%	$22,349	4.50%	N/A	N/A
Bank	$65,966	13.30%	$22,327	4.50%	$32,250	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$66,827	13.46%	$29,799	6.00%	N/A	N/A
Bank	$65,966	13.30%	$29,770	6.00%	$39,693	8.00%
Total capital (to risk-weighted assets)
Company	$72,595	14.62%	$39,732	8.00%	N/A	N/A
Bank	$71,734	14.46%	$39,693	8.00%	$49,616	10.00%
Tier 1 capital (to average assets)
Company	$66,827	9.76%	$27,392	4.00%	N/A	N/A
Bank	$65,966	9.64%	$27,374	4.00%	$34,217	5.00%

December 31, 2018:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$64,564	12.94%	$22,446	4.50%	N/A	N/A
Bank	$63,960	12.84%	$22,419	4.50%	$32,384	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$64,564	12.94%	$29,928	6.00%	N/A	N/A
Bank	$63,960	12.84%	$29,893	6.00%	$39,857	8.00%
Total capital (to risk-weighted assets)
Company	$70,210	14.08%	$39,904	8.00%	N/A	N/A
Bank	$69,606	13.97%	$39,857	8.00%	$49,821	10.00%
Tier 1 capital (to average assets)
Company	$64,564	9.26%	$27,890	4.00%	N/A	N/A
Bank	$63,960	9.18%	$27,867	4.00%	$34,834	5.00%

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

Back to Index

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. As of June 30, 2019, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of June 30, 2019 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended June 30, 2019, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)(2)	Per Share

April 1 - April 30	910	$16.95
May 1 – May 31	4,477	16.75
June 1 - June 30	0	0
Total	5,387	$16.78

(1)  All 5,387 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of the Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2)  Shares purchased during the period do not include fractional shares repurchased from time to time in connection with the participant's election to discontinue participation in the Company's DRIP.

ITEM 6. Exhibits

The following exhibits are filed with this report:

Exhibit 31.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101--The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month and six-month interim periods ended June 30, 2019 and 2018, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

  Back to Index
SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP.

DATED: August 9, 2019	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: August 9, 2019	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

  Back to Index

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Exhibit 101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month and six-month interim periods ended June 30, 2019 and 2018, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.