Form 10-Q
period 2019-09-30
COMMUNITY BANCORP /VT
filed 2019-11-07
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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
YES (  )     NO(X)

At November 4, 2019, there were 5,223,408 shares outstanding of the Corporation's common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	September 30,	December 31,
Consolidated Balance Sheets	2019	2018
	(Unaudited)
Assets
Cash and due from banks	$17,073,112	$14,906,529
Federal funds sold and overnight deposits	29,525,448	53,028,286
Total cash and cash equivalents	46,598,560	67,934,815
Securities available-for-sale	42,579,295	39,366,831
Restricted equity securities, at cost	1,379,850	1,749,450
Loans held-for-sale	1,322,338	0
Loans	604,107,288	578,450,517
Allowance for loan losses	(5,883,642)	(5,602,541)
Deferred net loan costs	360,390	363,614
Net loans	598,584,036	573,211,590
Bank premises and equipment, net	10,928,528	9,713,455
Accrued interest receivable	2,161,899	2,300,841
Bank owned life insurance	4,880,813	4,814,099
Goodwill	11,574,269	11,574,269
Other real estate owned	73,448	201,386
Other assets	9,148,905	9,480,762
Total assets	$729,231,941	$720,347,498

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$128,574,014	$122,430,805
Interest-bearing transaction accounts	167,089,977	177,815,417
Money market funds	96,309,501	85,261,685
Savings	98,240,128	93,129,875
Time deposits, $250,000 and over	13,929,934	14,395,291
Other time deposits	102,243,694	115,783,492
Total deposits	606,387,248	608,816,565
Borrowed funds	1,550,000	1,550,000
Repurchase agreements	35,769,931	30,521,565
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	5,316,474	3,968,657
Total liabilities	661,910,653	657,743,787

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 15 and 20 shares issued and outstanding in 2019 and 2018, respectively
($100,000 liquidation value)	1,500,000	2,000,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,432,809
shares issued at 09/30/19 and 5,382,103 shares issued at 12/31/18	13,582,023	13,455,258
Additional paid-in capital	33,239,064	32,536,532
Retained earnings	21,307,847	17,882,282
Accumulated other comprehensive income (loss)	315,131	(647,584)
Less: treasury stock, at cost; 210,101 shares at 09/30/19 and 12/31/18	(2,622,777)	(2,622,777)
Total shareholders' equity	67,321,288	62,603,711
Total liabilities and shareholders' equity	$729,231,941	$720,347,498

Book value per common share outstanding	$12.60	$11.72

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended September 30,
Consolidated Statements of Income	2019	2018
(Unaudited)

Interest income
Interest and fees on loans	$7,452,084	$7,166,414
Interest on taxable debt securities	302,063	228,497
Dividends	24,301	36,587
Interest on federal funds sold and overnight deposits	128,006	85,524
Total interest income	7,906,454	7,517,022

Interest expense
Interest on deposits	1,256,864	920,361
Interest on borrowed funds	6,304	65,074
Interest on repurchase agreements	74,510	60,049
Interest on junior subordinated debentures	171,355	174,661
Total interest expense	1,509,033	1,220,145

Net interest income	6,397,421	6,296,877
Provision for loan losses	412,499	210,000
Net interest income after provision for loan losses	5,984,922	6,086,877

Non-interest income
Service fees	867,688	820,956
Income from sold loans	203,175	212,105
Other income from loans	235,883	232,485
Net realized gain (loss) on sale of securities AFS	331	(9,741)
Other income	290,255	286,988
Total non-interest income	1,597,332	1,542,793

Non-interest expense
Salaries and wages	1,817,931	1,730,386
Employee benefits	785,187	695,735
Occupancy expenses, net	606,629	629,389
Other expenses	1,653,969	1,818,822
Total non-interest expense	4,863,716	4,874,332

Income before income taxes	2,718,538	2,755,338
Income tax expense	456,595	485,606
Net income	$2,261,943	$2,269,732

Earnings per common share	$0.43	$0.44
Weighted average number of common shares
used in computing earnings per share	5,212,162	5,146,817
Dividends declared per common share	$0.19	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary	Nine Months Ended September 30,
Consolidated Statements of Income	2019	2018
(Unaudited)

Interest income
Interest and fees on loans	$22,491,903	$20,317,095
Interest on taxable debt securities	820,197	652,398
Dividends	77,048	96,135
Interest on federal funds sold and overnight deposits	478,097	257,091
Total interest income	23,867,245	21,322,719

Interest expense
Interest on deposits	3,820,084	2,326,812
Interest on borrowed funds	21,310	90,199
Interest on repurchase agreements	220,411	128,896
Interest on junior subordinated debentures	532,722	481,486
Total interest expense	4,594,527	3,027,393

Net interest income	19,272,718	18,295,326
Provision for loan losses	766,668	570,000
Net interest income after provision for loan losses	18,506,050	17,725,326

Non-interest income
Service fees	2,478,711	2,401,769
Income from sold loans	434,951	586,434
Other income from loans	598,136	643,107
Net realized gain (loss) on sale of securities AFS	331	(19,977)
Other income	838,041	1,017,292
Total non-interest income	4,350,170	4,628,625

Non-interest expense
Salaries and wages	5,453,791	5,260,388
Employee benefits	2,367,866	2,092,039
Occupancy expenses, net	1,939,742	1,961,859
Other expenses	5,337,301	5,395,138
Total non-interest expense	15,098,700	14,709,424

Income before income taxes	7,757,520	7,644,527
Income tax expense	1,304,374	1,389,598
Net income	$6,453,146	$6,254,929

Earnings per common share	$1.23	$1.20
Weighted average number of common shares
used in computing earnings per share	5,196,630	5,131,654
Dividends declared per common share	$0.57	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended September 30,
	2019	2018

Net income	$2,261,943	$2,269,732

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities AFS arising during the period	199,767	(175,306)
Reclassification adjustment for (gain) loss realized in income	(331)	9,741
Unrealized gain (loss) during the period	199,436	(165,565)
Tax effect	(41,881)	34,768
Other comprehensive income (loss), net of tax	157,555	(130,797)
Total comprehensive income	$2,419,498	$2,138,935

	Nine Months Ended September 30,
	2019	2018

Net income	$6,453,146	$6,254,929

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities AFS arising during the period	1,218,958	(879,673)
Reclassification adjustment for (gain) loss realized in income	(331)	19,977
Unrealized gain (loss) during the period	1,218,627	(859,696)
Tax effect	(255,912)	180,537
Other comprehensive income (loss), net of tax	962,715	(679,159)
Total comprehensive income	$7,415,861	$5,575,770

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
	Nine Months Ended September 30, 2019
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2019	$13,455,258	$2,000,000	$32,536,532	$17,882,282	$(647,584)	$(2,622,777)	$62,603,711

Issuance of common stock	49,415		263,611				313,026
Cash dividends declared
Common stock				(983,122)			(983,122)
Preferred stock				(27,500)			(27,500)
Redemption of preferred stock		(500,000)					(500,000)
Comprehensive income
Net income				1,771,905			1,771,905
Other comprehensive income					451,690		451,690

March 31, 2019	$13,504,673	$1,500,000	$32,800,143	$18,643,565	$(195,894)	$(2,622,777)	$63,629,710

Issuance of common stock	41,825		234,664				276,489
Cash dividends declared
Common stock				(986,368)			(986,368)
Preferred stock				(20,625)			(20,625)
Comprehensive income
Net income				2,419,298			2,419,298
Other comprehensive income					353,470		353,470

June 30, 2019	$13,546,498	$1,500,000	$33,034,807	$20,055,870	$157,576	$(2,622,777)	$65,671,974

Issuance of common stock	35,525		204,257				239,782
Cash dividends declared
Common stock				(989,341)			(989,341)
Preferred stock				(20,625)			(20,625)
Comprehensive income
Net income				2,261,943			2,261,943
Other comprehensive income					157,555		157,555

September 30, 2019	$13,582,023	$1,500,000	$33,239,064	$21,307,847	$315,131	$(2,622,777)	$67,321,288

*Accumulated other comprehensive (loss) income

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
	Nine Months Ended September 30, 2018
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2018	$13,305,800	$2,500,000	$31,639,189	$13,387,739	$(274,097)	$(2,622,777)	$57,935,854

Issuance of common stock	33,345		207,208				240,553
Cash dividends declared
Common stock				(869,128)			(869,128)
Preferred stock				(28,125)			(28,125)
Redemption of preferred stock		(500,000)					(500,000)
Comprehensive income
Net income				1,982,543			1,982,543
Other comprehensive loss					(452,876)		(452,876)

March 31, 2018	$13,339,145	$2,000,000	$31,846,397	$14,473,029	$(726,973)	$(2,622,777)	$58,308,821

Issuance of common stock	36,183		202,203				238,386
Cash dividends declared
Common stock				(973,992)			(973,992)
Preferred stock				(23,750)			(23,750)
Comprehensive income
Net income				2,002,654			2,002,654
Other comprehensive loss					(95,486)		(95,486)

June 30, 2018	$13,375,328	$2,000,000	$32,048,600	$15,477,941	$(822,459)	$(2,622,777)	$59,456,633

Issuance of common stock	43,070		255,213				298,283
Cash dividends declared
Common stock				(976,936)			(976,936)
Preferred stock				(25,000)			(25,000)
Comprehensive income
Net income				2,269,732			2,269,732
Other comprehensive loss					(130,797)		(130,797)

September 30, 2018	$13,418,398	$2,000,000	$32,303,813	$16,745,737	$(953,256)	$(2,622,777)	$60,891,915

*Accumulated other comprehensive loss

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended September 30,
	2019	2018

Cash Flows from Operating Activities:
Net income	$6,453,146	$6,254,929
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	689,813	736,352
Provision for loan losses	766,668	570,000
Deferred income tax provision (credit)	56,925	(70,716)
Net realized (gain) loss on sale of securities AFS	(331)	19,977
Gain on sale of loans	(158,201)	(265,035)
Gain on sale of bank premises and equipment	0	(260,013)
Loss on sale of OREO	817	2,397
Income from CFS Partners	(482,185)	(429,786)
Amortization of bond premium, net	81,354	98,245
Write down of OREO	95,008	0
Proceeds from sales of loans held for sale	6,169,639	8,702,602
Originations of loans held for sale	(7,333,776)	(7,860,877)
(Decrease) increase in taxes payable	(96,632)	292,201
Decrease (increase) in interest receivable	138,942	(164,070)
Decrease in mortgage servicing rights	83,833	62,413
Decrease in right-of-use assets	176,361	0
Decrease in operating lease liabilities	(169,761)	0
Decrease (increase) in other assets	279,923	(775,983)
Increase in cash surrender value of BOLI	(66,714)	(68,811)
Amortization of limited partnerships	234,081	283,113
Decrease (increase) in unamortized loan costs	3,224	(34,897)
Increase in interest payable	33,148	44,079
Increase in accrued expenses	158,337	103,133
Decrease in other liabilities	(89,035)	(35,961)
Net cash provided by operating activities	7,024,584	7,203,292

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	12,124,796	6,896,563
Purchases	(14,199,656)	(8,351,213)
Proceeds from redemption of restricted equity securities	493,600	1,147,500
Purchases of restricted equity securities	(124,000)	(1,188,500)
Decrease in limited partnership contributions payable	0	(486,250)
Increase in loans, net	(26,271,976)	(30,346,971)
Capital expenditures net of proceeds from sales of bank
premises and equipment	(590,468)	168,098
Proceeds from sales of OREO	105,561	333,503
Recoveries of loans charged off	56,190	114,960
Net cash used in investing activities	(28,405,953)	(31,712,310)

	2019	2018

Cash Flows from Financing Activities:
Net (decrease) increase in demand and interest-bearing transaction accounts	(4,582,231)	12,361,306
Net increase (decrease) in money market and savings accounts	16,158,069	(7,982,921)
Net (decrease) increase in time deposits	(14,005,155)	20,471,357
Net increase in repurchase agreements	5,248,366	2,030,982
Repayments on long-term borrowings	0	(2,000,000)
Decrease in finance lease obligations	(92,614)	(85,416)
Redemption of preferred stock	(500,000)	(500,000)
Dividends paid on preferred stock	(68,750)	(76,875)
Dividends paid on common stock	(2,112,571)	(1,965,241)
Net cash provided by financing activities	45,114	22,253,192

Net decrease in cash and cash equivalents	(21,336,255)	(2,255,826)
Cash and cash equivalents:
Beginning	67,934,815	42,653,501
Ending	$46,598,560	$40,397,675

Supplemental Schedule of Cash Paid During the Period:
Interest	$4,561,379	$2,983,314

Income taxes, net of refunds	$1,110,000	$885,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain (loss) on securities AFS	$1,218,627	$(859,696)

Loans transferred to OREO	$73,448	$249,900

Common Shares Dividends Paid:
Dividends declared	$2,958,831	$2,820,056
Increase in dividends payable attributable to dividends declared	(16,963)	(77,593)
Dividends reinvested	(829,297)	(777,222)
	$2,112,571	$1,965,241

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

ABS and OAS:	Asset backed or other amortizing security	FHLBB:	Federal Home Loan Bank of Boston
ACBB	Atlantic Community Bankers Bank	FHLMC:	Federal Home Loan Mortgage Corporation
AFS:	Available-for-sale	FOMC:	Federal Open Market Committee
Agency MBS:	MBS issued by a US government agency	FRB:	Federal Reserve Board
	or GSE	FRBB:	Federal Reserve Bank of Boston
ALCO:	Asset Liability Committee	GAAP:	Generally Accepted Accounting Principles
ALL:	Allowance for loan losses		in the United States
AOCI:	Accumulated other comprehensive income	GSE:	Government sponsored enterprise
ASC:	Accounting Standards Codification	HTM:	Held-to-maturity
ASU:	Accounting Standards Update	ICS:	Insured Cash Sweeps of the Promontory
Bancorp:	Community Bancorp.		Interfinancial Network
Bank:	Community National Bank	IRS:	Internal Revenue Service
BHG	Bankers Healthcare Group	JNE:	Jobs for New England
BIC:	Borrower-in-Custody	Jr:	Junior
Board:	Board of Directors	MBS:	Mortgage-backed security
BOLI:	Bank owned life insurance	MPF:	Mortgage Partnership Finance
bp or bps:	Basis point(s)	MSRs:	Mortgage servicing rights
CBLR:	Community Bank Leverage Ratio	NII:	Net interest income
CDARS:	Certificate of Deposit Accounts Registry	NMTC:	New Market Tax Credits
	Service of the Promontory Interfinancial	OCI:	Other comprehensive income (loss)
	Network	OREO:	Other real estate owned
CDs:	Certificates of deposit	OTTI:	Other-than-temporary impairment
CDI:	Core deposit intangible	PMI:	Private mortgage insurance
CECL:	Current Expected Credit Loss	RD:	USDA Rural Development
CFSG:	Community Financial Services Group, LLC	SBA:	U.S. Small Business Administration
CFS Partners:	Community Financial Services Partners,	SEC:	U.S. Securities and Exchange Commission
	LLC	SERP:	Supplemental Employee Retirement Plan
Company:	Community Bancorp. and Subsidiary	TDR:	Troubled-debt restructuring
CRE:	Commercial Real Estate	USDA:	U.S. Department of Agriculture
DDA or DDAs:	Demand Deposit Account(s)	VA:	U.S. Veterans Administration
DTC:	Depository Trust Company	2017 Tax Act:	Tax Cut and Jobs Act of 2017
DRIP:	Dividend Reinvestment Plan	2018	Economic Growth, Regulatory Relief and
Exchange Act:	Securities Exchange Act of 1934	Regulatory	Consumer Protection Act of 2018
FASB:	Financial Accounting Standards Board	Relief Act:
FDIC:	Federal Deposit Insurance Corporation

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss, or CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale, which will require that credit losses on those securities be recorded through an allowance for credit losses rather than a write-down. The ASU may have a material impact on the Company's consolidated financial statements upon adoption as it will require a change in the Company's methodology for calculating its ALL and allowance on unused commitments. The Company will transition from an incurred loss model to an expected loss model, which will likely result in an increase in the ALL upon adoption and may negatively impact the Company’s and the Bank's regulatory capital ratios. The Company has formed a committee to assess the implications of this new pronouncement and transitioned to a software solution for preparing the ALL calculation and related reports that management believes provides the Company with stronger data integrity, ease and efficiency in ALL preparation. The new software solution also provides numerous training opportunities for the appropriate personnel within the Company. The Company has gathered and is continuing to analyze the historical data to serve as a basis for estimating the ALL under CECL and continues to evaluate the impact of the adoption of the ASU on its consolidated financial statements. As initially proposed, the ASU was to be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. However, on October 16, 2019, the FASB approved an extended effective date for compliance with the ASU by smaller reporting companies, which are now required to comply with the ASU for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company qualifies for this extension and does not intend to early adopt the ASU at this time. Management will continue to evaluate the Company’s CECL compliance and implementation timetable in light of the extension.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued to reduce the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, step two of the goodwill impairment test was eliminated. Instead, a company will recognize an impairment of goodwill should the carrying value of a reporting unit exceed its fair value (i.e., step one). As initially proposed, the ASU was to be effective for the Company on January 1, 2020, however similar to ASU No. 2016-13, the effective date for this ASU was also extended and will be effective for the Company on January 1, 2023. The Company has evaluated the impact of this ASU and plans to early adopt as permitted, with no material impact on its consolidated financial statements.

The Company has goodwill from its acquisition of LyndonBank in 2007 and performs an impairment test annually or more frequently if circumstances warrant (see Note 6).

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The ASU will become effective for the Company on January 1, 2020. The Company is evaluating the impact of adoption of this ASU on its consolidated financial statements, but does not anticipate any material impact at this time.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended September 30,	2019	2018

Net income, as reported	$2,261,943	$2,269,732
Less: dividends to preferred shareholders	20,625	25,000
Net income available to common shareholders	$2,241,318	$2,244,732
Weighted average number of common shares
used in calculating earnings per share	5,212,162	5,146,817
Earnings per common share	$0.43	$0.44

Nine Months Ended September 30,	2019	2018

Net income, as reported	$6,453,146	$6,254,929
Less: dividends to preferred shareholders	68,750	76,875
Net income available to common shareholders	$6,384,396	$6,178,054
Weighted average number of common shares
used in calculating earnings per share	5,196,630	5,131,654
Earnings per common share	$1.23	$1.20

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

Debt securities as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2019
U.S. GSE debt securities	$16,715,156	$103,252	$10,433	$16,807,975
Agency MBS	15,003,111	89,940	54,556	15,038,495
ABS and OAS	1,797,128	88,221	0	1,885,349
Other investments	8,665,000	182,623	147	8,847,476
Total	$42,180,395	$464,036	$65,136	$42,579,295

December 31, 2018
U.S. GSE debt securities	$14,010,100	$394	$259,391	$13,751,103
Agency MBS	16,020,892	2,701	449,068	15,574,525
ABS and OAS	1,988,565	3,806	6,242	1,986,129
Other investments	8,167,000	8,472	120,398	8,055,074
Total	$40,186,557	$15,373	$835,099	$39,366,831

Investments pledged as collateral for repurchase agreements consisted of U.S. GSE debt securities, Agency MBS, ABS and OAS, and CDs. These repurchase agreements mature daily. These investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

September 30, 2019	$42,180,395	$42,579,295
December 31, 2018	40,186,557	39,366,831

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
September 30, 2019
Due in one year or less	$1,521,908	$1,522,901
Due from one to five years	12,633,885	12,807,696
Due from five to ten years	12,041,660	12,217,358
Due after ten years	979,831	992,845
Agency MBS	15,003,111	15,038,495
Total	$42,180,395	$42,579,295

December 31, 2018
Due from one to five years	$12,714,642	$12,519,008
Due from five to ten years	11,451,023	11,273,298
Agency MBS	16,020,892	15,574,525
Total	$40,186,557	$39,366,831

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
September 30, 2019
U.S. GSE debt securities	$1,999,231	$769	$1,990,336	$9,664	2	$3,989,567	$10,433
Agency MBS	1,845,095	3,306	5,662,969	51,250	18	7,508,064	54,556
Other investments	0	0	247,853	147	3	247,853	147
Total	$3,844,326	$4,075	$7,901,158	$61,061	23	$11,745,484	$65,136

December 31, 2018
U.S. GSE debt securities	$1,465,947	$6,752	$11,284,761	$252,639	11	$12,750,708	$259,391
Agency MBS	2,317,838	22,029	12,223,386	427,039	24	14,541,224	449,068
ABS and OAS	976,226	6,242	0	0	1	976,226	6,242
Other investments	1,956,914	20,086	4,113,688	100,312	25	6,070,602	120,398
Total	$6,716,925	$55,109	$27,621,835	$779,990	61	$34,338,760	$835,099

The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates its investment securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition. As of September 30, 2019 and December 31, 2018, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be OTTI.

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

The composition of net loans as of the balance sheet dates was as follows:

	September 30,	December 31,
	2019	2018

Commercial & industrial	$92,644,869	$80,766,693
Commercial real estate	249,599,721	235,318,148
Municipal (1)	51,935,005	47,067,023
Residential real estate - 1st lien	161,056,228	165,665,175
Residential real estate - Jr lien	44,161,727	44,544,987
Consumer	4,709,738	5,088,491
Total loans	604,107,288	578,450,517
Deduct (add):
ALL	5,883,642	5,602,541
Deferred net loan costs	(360,390)	(363,614)
Net loans	$598,584,036	$573,211,590

(1)
Prior to 2019, all loans in this category were reported as HTM securities as a component of Investment Securities (see Note 4). All periods presented have been restated to conform to the reclassification.

The following is an age analysis of loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

							90 Days or
		90 Days	Total			Non-Accrual	More and
September 30, 2019	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$174,959	$162,330	$337,289	$92,307,580	$92,644,869	$570,171	$0
Commercial real estate	536,098	261,321	797,419	248,802,302	249,599,721	1,746,986	0
Municipal	0	0	0	51,935,005	51,935,005	0	0
Residential real estate
- 1st lien	1,896,729	2,166,286	4,063,015	156,993,213	161,056,228	2,754,912	969,072
- Jr lien	475,345	294,600	769,945	43,391,782	44,161,727	266,815	181,477
Consumer	24,426	0	24,426	4,685,312	4,709,738	0	0
Totals	$3,107,557	$2,884,537	$5,992,094	$598,115,194	$604,107,288	$5,338,884	$1,150,549

							90 Days or
		90 Days	Total			Non-Accrual	More and
December 31, 2018	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$217,385	$0	$217,385	$80,549,308	$80,766,693	$84,814	$0
Commercial real estate	1,509,839	190,789	1,700,628	233,617,520	235,318,148	1,742,993	0
Municipal	0	0	0	47,067,023	47,067,023	0	0
Residential real estate
- 1st lien	4,108,319	1,371,061	5,479,380	160,185,795	165,665,175	2,026,939	622,486
- Jr lien	484,855	353,914	838,769	43,706,218	44,544,987	408,540	104,959
Consumer	43,277	1,661	44,938	5,043,553	5,088,491	0	1,661
Total	$6,363,675	$1,917,425	$8,281,100	$570,169,417	$578,450,517	$4,263,286	$729,106

For all loan segments, loans over 30 days past due are considered delinquent.

As of the balance sheet dates presented, residential mortgage loans in process of foreclosure consisted of the following:

	Number of loans	Balance

September 30, 2019	13	$864,019
December 31, 2018	12	961,709

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

The tables below summarize changes in the ALL and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended September 30, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$715,132	$3,094,781	$0	$1,427,357	$287,984	$53,410	$145,089	$5,723,753
Charge-offs	(6,795)	(101,476)	0	(147,724)	0	(11,338)	0	(267,333)
Recoveries	1,690	0	0	1,059	485	11,489	0	14,723
Provision (credit)	133,632	272,858	0	130,189	(3,402)	(454)	(120,324)	412,499
ALL ending balance	$843,659	$3,266,163	$0	$1,410,881	$285,067	$53,107	$24,765	$5,883,642

As of or for the nine months ended September 30, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$697,469	$3,019,868	$0	$1,421,494	$273,445	$56,787	$133,478	$5,602,541
Charge-offs	(10,368)	(116,186)	0	(242,244)	(102,000)	(70,959)	0	(541,757)
Recoveries	10,768	0	0	11,131	1,486	32,805	0	56,190
Provision (credit)	145,790	362,481	0	220,500	112,136	34,474	(108,713)	766,668
ALL ending balance	$843,659	$3,266,163	$0	$1,410,881	$285,067	$53,107	$24,765	$5,883,642

ALL evaluated for impairment
Individually	$95,945	$0	$0	$107,526	$1,709	$0	$0	$205,180
Collectively	747,714	3,266,163	0	1,303,355	283,358	53,107	24,765	5,678,462
Total	$843,659	$3,266,163	$0	$1,410,881	$285,067	$53,107	$24,765	$5,883,642

Loans evaluated for impairment
Individually	$570,172	$1,849,290	$0	$5,129,666	$180,516	$0		$7,729,644
Collectively	92,074,697	247,750,431	51,935,005	155,926,562	43,981,211	4,709,738		596,377,644
Total	$92,644,869	$249,599,721	$51,935,005	$161,056,228	$44,161,727	$4,709,738		$604,107,288

As of or for the year ended December 31, 2018

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$675,687	$2,674,029	$0	$1,460,547	$316,982	$43,303	$267,551	$5,438,099
Charge-offs	(152,860)	(124,645)	0	(251,654)	(69,173)	(143,688)	0	(742,020)
Recoveries	60,192	0	0	26,832	1,420	38,018	0	126,462
Provision (credit)	114,450	470,484	0	185,769	24,216	119,154	(134,073)	780,000
ALL ending balance	$697,469	$3,019,868	$0	$1,421,494	$273,445	$56,787	$133,478	$5,602,541

ALL evaluated for impairment
Individually	$0	$0	$0	$112,969	$1,757	$0	$0	$114,726
Collectively	697,469	3,019,868	0	1,308,525	271,688	56,787	133,478	5,487,815
Total	$697,469	$3,019,868	$0	$1,421,494	$273,445	$56,787	$133,478	$5,602,541

Loans evaluated for impairment
Individually	$60,846	$1,746,894	$0	$4,392,060	$319,321	$0		$6,519,121
Collectively	80,705,847	233,571,254	47,067,023	161,273,115	44,225,666	5,088,491		571,931,396
Total	$80,766,693	$235,318,148	$47,067,023	$165,665,175	$44,544,987	$5,088,491		$578,450,517

As of or for the three months ended September 30, 2018

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$785,089	$2,708,239	$1,398,041	$287,602	$51,635	$182,417	$5,413,023
Charge-offs	0	0	(591)	(12,174)	(37,327)	0	(50,092)
Recoveries	34,818	0	17,353	260	15,865	0	68,296
Provision (credit)	(34,687)	102,491	(18,277)	78,108	21,590	60,775	210,000
ALL ending balance	$785,220	$2,810,730	$1,396,526	$353,796	$51,763	$243,192	$5,641,227

As of or for the nine months ended September 30, 2018

			Residential	Residential
	Commercial	Commercial	Real Estate	Real Estate
	& Industrial	Real Estate	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$675,687	$2,674,029	$1,460,547	$316,982	$43,303	$267,551	$5,438,099
Charge-offs	(131,273)	(124,645)	(79,025)	(36,174)	(110,715)	0	(481,832)
Recoveries	54,858	0	26,511	935	32,656	0	114,960
Provision (credit)	185,948	261,346	(11,507)	72,053	86,519	(24,359)	570,000
ALL ending balance	$785,220	$2,810,730	$1,396,526	$353,796	$51,763	$243,192	$5,641,227

Impaired loans, by portfolio segment, were as follows:

	As of September 30, 2019
		Unpaid		Average	Average	Interest
	Recorded	Principal	Related	Recorded	Recorded	Income
	Investment	Balance	Allowance	Investment (1)	Investment (2)	Recognized(2)

Related allowance recorded
Commercial & industrial	$162,330	$162,330	$95,945	$81,165	$40,583	$0
Commercial real estate	0	0	0	0	122,150	0
Residential real estate
- 1st lien	1,114,686	1,135,476	107,526	1,089,372	1,008,088	70,281
- Jr lien	7,346	109,333	1,709	7,010	7,056	495
Total with related allowance	1,284,362	1,407,139	205,180	1,177,547	1,177,877	70,776

No related allowance recorded
Commercial & industrial	407,841	426,051		507,336	278,776	4,077
Commercial real estate	1,849,859	2,273,987		1,951,505	1,841,103	13,223
Residential real estate
- 1st lien	4,035,429	4,808,932		4,108,857	3,819,787	164,274
- Jr lien	173,184	222,339		183,283	243,679	0
Total with no related allowance	6,466,313	7,731,309		6,750,981	6,183,345	181,574

Total impaired loans	$7,750,675	$9,138,448	$205,180	$7,928,528	$7,361,222	$252,350

(1) For the three months ended September 30, 2019
(2) For the nine months ended September 30, 2019

In the table above, recorded investment in impaired loans as of September 30, 2019 includes accrued interest receivable and deferred net loan costs of $21,031.

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

	As of September 30, 2018
		Unpaid		Average	Average	Interest
	Recorded	Principal	Related	Recorded	Recorded	Income
	Investment	Balance	Allowance	Investment (1)	Investment (2)	Recognized(2)

Related allowance recorded
Commercial real estate	$0	$0	$0	$0	$72,073	$0
Residential real estate
- 1st lien	857,688	900,987	141,863	823,580	809,816	46,721
- Jr lien	217,869	220,712	82,236	112,833	95,126	571
Total with related allowance	1,075,557	1,121,699	224,099	936,413	977,015	47,292

No related allowance recorded
Commercial & industrial	62,879	82,267		129,979	135,944	0
Commercial real estate	1,879,357	2,082,229		1,972,312	1,642,662	56,857
Residential real estate
- 1st lien	3,671,955	4,225,575		3,607,829	3,505,936	180,255
- Jr lien	151,731	152,678		224,653	216,944	0
Total with no related allowance	5,765,922	6,542,749		5,934,773	5,501,486	237,112

Total impaired loans	$6,841,479	$7,664,448	$224,099	$6,871,186	$6,478,501	$284,404

(1) For the three months ended September 30, 2018
(2) For the six months ended September 30, 2018

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of September 30, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$90,358,067	$238,563,693	$51,935,005	$156,675,620	$43,564,376	$4,709,738	$585,806,499
Group B	176,070	2,737,733	0	0	0	0	2,913,803
Group C	2,110,732	8,298,295	0	4,380,608	597,351	0	15,386,986
Total	$92,644,869	$249,599,721	$51,935,005	$161,056,228	$44,161,727	$4,709,738	$604,107,288

As of December 31, 2018

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$78,585,348	$226,785,919	$47,067,023	$161,293,233	$43,817,872	$5,086,830	$562,636,225
Group B	90,763	246,357	0	224,992	0	0	562,112
Group C	2,090,582	8,285,872	0	4,146,950	727,115	1,661	15,252,180
Total	$80,766,693	$235,318,148	$47,067,023	$165,665,175	$44,544,987	$5,088,491	$578,450,517

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

New TDRs, by portfolio segment, during the periods presented were as follows:

	Three months ended September 30, 2019			Nine months ended September 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial & industrial	1	$288,912	$288,912	3	$338,129	$338,129
Commercial real estate	0	0	0	1	19,265	21,628
Residential real estate
- 1st lien	1	20,984	31,598	5	530,330	569,800
Total	2	$309,896	$320,510	9	$887,724	$929,557

	Year ended December 31, 2018
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial real estate	1	$406,920	$406,920
Residential real estate – 1st lien	10	1,031,330	1,142,089
Total	11	$1,438,250	$1,549,009

	Three months ended September 30, 2018			Nine months ended September 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Residential real estate
- 1st lien	1	$49,108	$50,814	8	$947,671	$1,054,280

The TDRs for which there was a payment default during the twelve month periods presented were as follows:

For the twelve months ended September 30, 2019

	Number of	Recorded
	Contracts	Investment

Commercial real estate	1	$376,864

For the twelve months ended December 31, 2018
	Number of	Recorded
	Contracts	Investment

Commercial real estate	1	$400,646
Residential real estate - 1st lien	3	518,212
Total	4	$918,858

For the twelve months ended September 30, 2018	Number of	Recorded
	Contracts	Investment

Residential real estate – 1st lien	3	$479,652

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

The specific allowances related to TDRs as of the balance sheet dates are presented in the table below.

	September 30,	December 31,
	2019	2018

Specific Allocation (TDRs)	$108,246	$114,726

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

Note 7. Leases

The Company adopted ASU No. 2016-02 (Leases) on January 1, 2019 with no required adjustment to prior periods presented or cumulative-effect adjustment to retained earnings. The Company has operating and finance leases for some of its bank premises, with remaining lease terms of one year to seven years. Some of the operating leases have options to renew, which are reflected in the seven years. The Company’s operating lease right-of-use assets and finance lease assets are included in “Bank premises and equipment, net” in the consolidated balance sheet and operating lease liabilities and finance lease liabilities are included in other liabilities in the consolidated balance sheet.

The components of lease expense for the periods presented were as follows:

Three Months Ended September 30,	2019	2018

Operating lease cost	$64,869	$56,785

Finance lease cost:
Amortization of right-of-use assets	$17,667	$17,667
Interest on lease liabilities	3,868	6,315
Variable rent expense	8,485	8,485
Total finance lease cost	$30,020	$32,467

Nine Months Ended September 30,	2019	2018

Operating lease cost	$190,607	$169,931

Finance lease cost:
Amortization of right-of-use assets	$53,000	$53,000
Interest on lease liabilities	13,482	20,679
Variable rent expense	25,455	25,455
Total finance lease cost	$91,937	$99,134

Supplemental cash flow information related to right-of-use assets and for lease obligations recorded upon adoption of ASU No. 2016-02 (Note 2) was as follows:

Nine Months Ended September 30,	2019

Operating Leases	$1,455,829

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2019	2018
Operating Leases
Operating lease right-of-use assets	$1,314,418	$0

Operating lease liabilities	$1,321,018	$0

Finance Leases
Property, at cost	$991,014	$991,014
Accumulated depreciation	(830,335)	(777,335)
Property, net	$160,679	$213,679

Finance lease liabilities	$174,133	$266,747

	September 30,	December 31,
	2019	2018
Weighted Average Remaining Lease Term
Operating Leases	4.7 Years	6.0 Years
Finance Leases	1.3 Years	2.0 Years

Weighted Average Discount Rate
Operating Leases	1.28%	N/A
Finance Leases	7.89%	7.86%

Maturities of lease liabilities as of September 30, 2019 were as follows:

Operating Leases

2019	$62,672
2020	257,039
2021	210,350
2022	207,380
2023	210,232
Subsequent to 2023	435,872
Total	$1,383,545

Finance Leases

2019	$35,365
2020	110,460
2021	39,117
Total minimum lease payments	184,942
Less amount representing interest	(10,809)
Present value of net minimum lease payments	$174,133

A reconciliation of the undiscounted cash flows in the maturity analysis above and the lease liability recognized in the consolidated balance sheet as of September 30, 2019, is shown below:

	Operating Leases	Finance Leases

Undiscounted cash flows	$1,383,545	$184,942
Discount effect of cash flows	(62,527)	(10,809)
Lease liabilities	$1,321,018	$174,133

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

Level 2	September 30, 2019	December 31, 2018
Assets: (market approach)
U.S. GSE debt securities	$16,807,975	$13,751,103
Agency MBS	15,038,495	15,574,525
ABS and OAS	1,885,349	1,986,129
Other investments	8,847,476	8,055,074
Total	$42,579,295	$39,366,831

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

Level 2	September 30, 2019	December 31, 2018
Assets: (market approach)

Impaired loans, net of related allowance	$66,385	$0
Loans held-for-sale	1,322,338	0
MSRs (1)	921,115	1,004,948
OREO	73,448	201,386

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company's financial instruments were as follows:

September 30, 2019		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$46,599	$46,599	$0	$0	$46,599
Debt securities AFS	42,579	0	42,579	0	42,579
Restricted equity securities	1,380	0	1,380	0	1,380
Loans and loans held-for-sale, net of ALL
Commercial & industrial	91,797	0	0	91,297	91,297
Commercial real estate	246,322	0	66	245,833	245,899
Municipal(1)	51,935	0	0	51,688	51,688
Residential real estate - 1st lien	160,960	0	1,322	158,933	160,255
Residential real estate - Jr lien	43,875	0	0	43,863	43,863
Consumer	4,657	0	0	4,671	4,671
MSRs (2)	921	0	1,191	0	1,191
Accrued interest receivable	2,162	0	2,162	0	2,162

Financial liabilities:
Deposits
Other deposits	589,755	0	589,999	0	589,999
Brokered deposits	16,632	0	16,643	0	16,643
Long-term borrowings	1,550	0	1,487	0	1,487
Repurchase agreements	35,770	0	35,770	0	35,770
Operating lease obligations	1,321	0	1,321	0	1,321
Finance lease obligations	174	0	174	0	174
Subordinated debentures	12,887	0	12,827	0	12,827
Accrued interest payable	146	0	146	0	146

(1)
Prior to reclassification to the loan portfolio effective January 1, 2019, all loans in this category were reported as HTM securities as a component of Investment Securities. All prior periods have been restated to conform to the reclassification.

(2)
Reported fair value represents all MSRs for loans serviced by the Company at September 30, 2019, regardless of carrying amount.

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

Note 9. Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

	Nine Months Ended	Year Ended
	September 30, 2019	December 31, 2018

Balance at beginning of year	$1,004,948	$1,083,286
MSRs capitalized	50,302	110,209
MSRs amortized	(134,135)	(188,547)
Balance at end of period	$921,115	$1,004,948

There was no valuation allowance recorded for MSRs for the periods presented.

Note 10. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 11. Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP. On September 13, 2019, the Company’s Board declared a cash dividend of $0.19 per common share, payable November 1, 2019 to shareholders of record as of October 15, 2019. This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Period Ended September 30, 2019

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly-owned subsidiary, Community National Bank, as of September 30, 2019 and December 31, 2018, and its consolidated results of operations for the three- and nine-month interim periods presented.

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
●
adverse changes in the credit rating of U.S. government debt; and
●
the planned phase out the London Interbank Offered Rate (LIBOR) by the end of 2021, which could adversely affect the Company’s interest costs in future periods on its $12,887,000 in principal amount of Junior Subordinated Debentures due December 12, 2037, which currently bear interest at a variable rate, adjusted quarterly, equal to 3-month LIBOR, plus 2.85%.

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

OVERVIEW

The Company’s consolidated assets on September 30, 2019 were $729,231,941, an increase of $8,884,443, or 1.2%, from December 31, 2018. Net loans increased $25,372,446, or 4.4%, since December 31, 2018. This year-to-date growth is attributable to an increase of $11.9 million in commercial loans, $4.9 million increase in municipal loans and $14.3 million increase in commercial real estate loans. These increases were partially offset by a $5.0 million decrease in 1-4 Family residential loans. Growth in the commercial loan portfolio was enhanced with $7.5 million in purchased loans from BHG and the growth in the commercial real estate loans includes a $4.0 million loan participation with the ACBB. The securities AFS portfolio increased $3,212,464, or 8.2%, from December 31, 2018.

The purchased loan volume mentioned above was through a new loan purchasing program with BHG. BHG originates loans to medical professionals nationwide and sells them individually to a secondary market, primarily banks, through a bid process. The Bank has established conservative credit parameters and expects a low risk of default in this portfolio. Average loan size is approximately $200,000, with average term of 100 months. With average duration expected to be slightly longer than the portfolio average, it reduces exposure to falling rates in the near term. This portfolio will serve to support asset growth and provide geographic diversification in the portfolio.

As discussed in Notes 4 and 5 to the accompanying unaudited interim consolidated financial statements, the Company chose to reclassify its municipal notes from the investment portfolio into the loan portfolio as of January 1, 2019, and to restate prior period information to conform to the change. Prior to the reclassification, municipal notes constituted the Company’s entire HTM investment portfolio. As a result, the HTM portfolio is no longer presented on the Company’s consolidated balance sheet.

Total deposits decreased $2,429,317 or 0.4%, since December 31, 2018, reflecting the combined effect of a decrease in core deposits, demand, non-interest bearing demand and interest-bearing transaction accounts, totaling $4,582,231, or 1.5%, an increase in MMA and savings accounts totaling $16,158,069, or 9.1%, and a decrease in time deposits of $14,005,155, or 10.8%. Increases in interest bearing transaction accounts are noted in the year over year comparison for the nine month periods ended September 30, 2019 and 2018, due in particular to an account for the Company’s trust and investment management affiliate, CFSG and the reciprocal ICS accounts, while the decrease in wholesale time deposits was predominantly due to the maturity of brokered deposits that were not replaced due to the influx of cash on hand.

Interest income increased $389,432, or 5.2%, for the third quarter of 2019 compared to the same quarter in 2018, and $2,544,526, or 11.9%, for the first nine months of 2019 compared to the same period in 2018. Interest expense increased $288,888, or 23.7%, for the third quarter of 2019 compared to the same quarter in 2018, and $1,567,134, or 51.8%, for the first nine months of 2019 compared to the same period in 2018. The year to date increase in interest income is due in part to a $440,000 prepayment penalty received in the second quarter of 2019, as well as increases in short-term rates. While the increase in short-term rates has had a positive impact on interest income, it has put upward pressure on interest rates paid on deposit accounts and other borrowings. This pressure is expected to lessen somewhat, at least in the near term, as short-term rates have declined in the third quarter. Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section for more information on the impact that FRB action and changes in the yield curve could have on net interest income.

Growth of the loan portfolio combined with charge off activity related to write-down adjustments on several loans in workout required a provision for loan losses of $412,499 for the third quarter of 2019 compared to $210,000 for the same period in 2018, an increase of 96.4%. The year to date provision for loan losses of $766,668 compares to $570,000 for the same period in 2018, an increase of 34.5%. Please refer to the ALL and provisions discussion in the Credit Risk section for more information on these increases.

Net income for the third quarter of 2019 was $2,261,943, a decrease of $7,789, or 0.3%, from net income of $2,269,732 for the same quarter of 2018. Net income for the first nine months of 2019 increased $198,217, or 3.2%, from $6,254,929 for 2018 to $6,453,146 for 2019. Changes in net interest income are contributing factors to the change in net income for the year to date results. The decline in net income for the quarter, compared with the same period a year ago, is largely due to the aforementioned increase in the provision for loan losses.  Non-interest income increased $54,539, or 3.5%, for the third quarter of 2019, while a decrease of $278,455, or 6.0%, is noted for the first nine months of 2019. The year-over-year decrease is due to a combination of a decrease in income from gain on sale of loans sold in the secondary market in 2019 compared to 2018 and a one-time gain on sale of property in 2018. Loan originations that were subsequently sold in the secondary market were $7.5 million for the first nine months of 2019 compared to $8.9 million for the same period in 2018 resulting in a decrease in gain on sale of loans of $107 thousand, or 40.3%. Also contributing to the year over year decrease was a one-time gain on sale of property of $263,118 in 2018 in connection with the sale of a condominium unit to the Company’s affiliate, CFSG. No similar gains were reported in 2019.

Non-interest expense decreased $10,616, or 0.2%, for the third quarter of 2019 and increased $389,276, or 2.7%, for the first nine months of 2019. While increases are noted in salaries, wages and employee benefits, both periods were positively impacted by a decrease in Other Expenses due to the distribution of $164,007 in Small Bank deposit-insurance assessment credits issued by the FDIC, representing 79.4% of the Company’s total FDIC assessment for the first nine months of 2019. Please refer to the Non-interest Income and Non-interest Expense sections for more information on these changes.

On September 13, 2019, the Company's Board declared a quarterly cash dividend of $0.19 per common share, payable on November 1, 2019 to shareholders of record on October 15, 2019.

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

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are fundamental to understanding the Company’s results of operations and financial condition because they require management to use estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results, sometimes in material respects. These policies are considered by management to be critical because they require subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies, and others deemed less critical, are described in the Company’s Accounting Policy, which is updated yearly for review and approval by the Company’s Audit Committee, and then presented to the Company’s BOD for final review and approval.

The Company’s critical accounting policies govern:

● the ALL;
● OREO;
● OTTI of investment securities;
● valuation of residential MSRs; and
● the carrying value of goodwill.

These policies are described in the Company’s 2018 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. There were no material changes during the first nine months of 2019 in the Company’s critical accounting policies.

RESULTS OF OPERATIONS

Net income for the third quarter of 2019 was $2,261,943, or $0.43 per common share, compared to $2,269,732, or $0.44 per common share, for the same quarter of 2018. Net income for the first nine months of 2019 was $6,453,146 or $1.23 per common share, compared to $6,254,929 or $1.20 per common share for 2018. Core earnings (NII) for the third quarter of 2019 increased $100,544, or 1.6%, compared to the same quarter in 2018, and $977,392, or 5.3%, year over year. The loan mix continued to shift in favor of higher yielding commercial loans, while the deposit mix experienced an increase in non-maturity deposits, both of which have benefited the Company’s net interest income. Interest paid on deposits, which is the major component of total interest expense, increased $336,503, or 36.6%, for the third quarter of 2019 compared to the same quarter of 2018, and $1,493,272, or 64.2%, year over year, reflecting the increases in short-term rates and higher average interest-bearing deposit balances. The continuing increases in short-term market rates also had an impact on the interest paid on repurchase agreements and on the junior subordinated debentures, contributing to the increase in interest expense in both comparison periods. The Company recorded a provision for loan losses of $412,499 for the third quarter of 2019 and $766,668 for the first nine months of 2019, compared to $210,000 and $570,000, respectively in 2018. These increases are due to the year to date increase in the loan portfolio, combined with an increase in loan charge off activity during the third quarter of 2019.

The following tables summarize certain balance sheet data and the earnings performance of the Company for the periods presented.

	September 30,	December 31,
	2019	2018
Balance Sheet Data
Net loans (1)	$598,584,036	$573,211,590
Total assets	729,231,941	720,347,498
Total deposits	606,387,248	608,816,565
Borrowed funds	1,550,000	1,550,000
Junior subordinated debentures	12,887,000	12,887,000
Total liabilities	661,910,653	657,743,787
Total shareholders' equity	67,321,288	62,603,711

Book value per common share outstanding	$12.60	$11.72

	Nine Months Ended September 30,
	2019	2018
Operating Data
Total interest income	$23,867,245	$21,322,719
Total interest expense	4,594,527	3,027,393
Net interest income	19,272,718	18,295,326

Provision for loan losses	766,668	570,000
Net interest income after provision for loan losses	18,506,050	17,725,326

Non-interest income	4,350,170	4,628,625
Non-interest expense	15,098,700	14,709,424
Income before income taxes	7,757,520	7,644,527
Applicable income tax expense(2)	1,304,374	1,389,598

Net Income	$6,453,146	$6,254,929

Per Common Share Data
Earnings per common share (3)	$1.23	$1.20
Dividends declared per common share	$0.57	$0.55
Weighted average number of common shares outstanding	5,196,630	5,131,654
Number of common shares outstanding, period end	5,222,708	5,157,258

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

The following table shows these ratios annualized for the comparison periods presented.

	Three Months Ended September 30,
	2019	2018

Return on average assets	1.28%	1.33%
Return on average equity	13.99%	14.99%

	Nine Months Ended September 30,
	2019	2018

Return on average assets	1.23%	1.26%
Return on average equity	13.36%	14.16%

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

The Company’s tax-exempt interest income of $352,477 and $330,962 for the three months ended September 30, 2019 and 2018, respectively, and $975,683 and $953,606 for the nine months ended September 30, 2019 and 2018, respectively, was derived from loans to local municipalities of $51,935,005 and $50,801,932 at September 30, 2019 and 2018, respectively.

The following table shows the reconciliation between reported net interest income and tax equivalent, net interest income for the comparison periods presented.

	Three Months Ended September 30,
	2019	2018

Net interest income as presented	$6,397,421	$6,296,877
Effect of tax-exempt income	93,696	87,977
Net interest income, tax equivalent	$6,491,117	$6,384,854

	Nine Months Ended September 30,
	2019	2018

Net interest income as presented	$19,272,718	$18,295,326
Effect of tax-exempt income	259,359	253,490
Net interest income, tax equivalent	$19,532,077	$18,548,816

The following table presents average interest-earning assets and average interest-bearing liabilities supporting earning assets. Interest income (excluding interest on non-accrual loans) is expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended September 30,
		2019			2018
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$592,727,371	$7,545,780	5.05%	$579,995,585	$7,254,391	4.96%
Taxable investment securities	44,951,993	302,063	2.67%	37,311,866	228,497	2.43%
Sweep and interest-earning accounts	19,760,186	128,006	2.57%	15,736,866	85,524	2.16%
Other investments (2)	1,764,415	24,301	5.46%	2,516,383	36,587	5.77%
Total	$659,203,965	$8,000,150	4.81%	$635,560,700	$7,604,999	4.75%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$147,946,190	$322,573	0.87%	$129,329,266	$165,856	0.51%
Money market accounts	95,873,245	375,966	1.56%	84,309,511	283,388	1.33%
Savings deposits	97,642,149	40,456	0.16%	100,816,941	35,870	0.14%
Time deposits	121,880,627	517,869	1.69%	130,792,374	435,247	1.32%
Borrowed funds	1,725,772	2,436	0.56%	11,699,457	58,759	1.99%
Repurchase agreements	33,142,782	74,510	0.89%	30,096,655	60,049	0.79%
Finance lease obligations	185,024	3,868	8.36%	306,646	6,315	8.24%
Junior subordinated debentures	12,887,000	171,355	5.28%	12,887,000	174,661	5.38%
Total	$511,282,789	$1,509,033	1.17%	$500,237,850	$1,220,145	0.97%

Net interest income		$6,491,117			$6,384,854
Net interest spread (3)			3.64%			3.78%
Net interest margin (4)			3.91%			3.99%

(1) Included in gross loans are non-accrual loans with an average balance of $5,436,004 and $4,185,018 for the three months ended September 30, 2019 and 2018, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $48,357,864 and $49,106,752 for the three months ended September 30, 2019 and 2018, respectively, which were reclassified from the investment portfolio beginning in 2019, and restated for the 2018 comparison period. See Note 5 to the accompanying unaudited interim consolidated financial statements for additional information.

(2) Included in other investments is the Company’s FHLBB Stock with an average balance of $699,265 and $1,451,233 for the three months ended September 30, 2019 and 2018, respectively, and a dividend rate of approximately 6.04% and 5.87%, respectively, per quarter.

(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4) Net interest margin is net interest income divided by average earning assets.

	Nine Months Ended September 30,
		2019			2018
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$585,983,458	$22,751,262	5.19%	$563,728,405	$20,570,585	4.88%
Taxable investment securities	42,793,295	820,197	2.56%	37,680,536	652,398	2.31%
Sweep and interest-earning accounts	25,353,770	478,097	2.52%	17,448,217	257,091	1.97%
Other investments (2)	1,782,682	77,048	5.78%	2,287,439	96,135	5.62%
Total	$655,913,205	$24,126,604	4.92%	$621,144,597	$21,576,209	4.64%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$153,712,761	$1,101,758	0.96%	$127,206,882	$396,923	0.42%
Money market accounts	94,675,544	1,096,750	1.55%	95,192,325	837,291	1.18%
Savings deposits	95,874,410	121,279	0.17%	99,284,051	97,688	0.13%
Time deposits	123,255,984	1,500,297	1.63%	118,247,883	994,910	1.12%
Borrowed funds	1,946,934	7,828	0.54%	6,779,670	69,520	1.37%
Repurchase agreements	32,871,384	220,411	0.90%	30,395,047	128,896	0.57%
Finance lease obligations	215,758	13,482	8.33%	334,817	20,679	8.23%
Junior subordinated debentures	12,887,000	532,722	5.53%	12,887,000	481,486	5.00%
Total	$515,439,775	$4,594,527	1.19%	$490,327,675	$3,027,393	0.83%

Net interest income		$19,532,077			$18,548,816
Net interest spread (3)			3.73%			3.81%
Net interest margin (4)			3.98%			3.99%

(1) Included in gross loans are non-accrual loans with an average balance of $5,195,637 and $3,917,128 for the nine months ended September 30, 2019 and 2018, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale and includes tax-exempt loans to local municipalities with average balances of $46,562,200 and $48,169,647 for the nine months ended September 30, 2019 and 2018, respectively, which were reclassified from the investment portfolio beginning in 2019, and restated for the 2018 comparison period. See Note 5 to the accompanying unaudited interim consolidated financial statements for additional information.

(2) Included in other investments is the Company’s FHLBB Stock with average balances of $717,532 and $1,246,025, respectively, and a dividend rate of approximately 6.25% and 5.92%, respectively, for the first nine months of 2019 and 2018, respectively.

(3) Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4) Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three- and nine-month periods ended September 30, 2019 increased 3.7% and 5.6%, respectively, compared to the same periods last year. The average yield on interest-earning assets for the third quarter increased six bps, to 4.81%, compared to 4.75% for the same period last year, and increased 28 bps for the nine months ended September 30, 2019, to 4.92%, from 4.64% for the same period last year.

The average volume of loans increased over the three- and nine-month comparison periods of 2019 versus 2018 by 2.2% and 4.0%, respectively, and the average yield on loans increased nine bps for the third quarter, to 5.05%, compared to 4.96% for the same quarter of 2018, and 31 bps for the nine months ended September 30, 2019, to 5.19%, from 4.88% for the same period in 2018. The third quarter and year-to-date increases in average yield reflect a combination of the higher federal funds rate over the periods noted, and a shift in asset mix toward commercial loans; however, this has been partially offset by continued pressure on medium term (5-10 year) fixed rates. Interest earned on the loan portfolio as a percentage of total interest income decreased slightly in both comparison periods, comprising 94.8% for the three- and nine-month comparison periods of 2019, versus 95.4% and 95.3%, respectively, for the same periods last year.

The average volume of the taxable investment portfolio (classified as AFS) increased 20.5% during the three-month comparison period of 2019 and 13.6% during the nine-month comparison period of 2019, compared to the same periods last year. These increases are due primarily to management’s continued effort to incrementally grow the investment portfolio as the balance sheet grows in order to provide additional liquidity and pledge-quality assets. The average yield on the taxable investment portfolio increased 24 bps and 25 bps, respectively, during the three- and nine-month comparison periods of 2019 compared to the same periods last year, due primarily to rising market rates, while the composition of the portfolio remained relatively stable.

The average volume of sweep and interest-earning accounts, which consists primarily of interest-bearing accounts at the FRBB and two correspondent banks, increased 25.6% during the three-month period and 45.3% during the nine-month period ended September 30, 2019, compared to the same periods last year, and the average yield on these funds increased 41 bps and 55 bps, respectively. These increases in average volume are attributable to a higher balance of cash periodically held on hand in anticipation of funding loan growth and other liquidity needs. The increases in the average yield between periods reflect the effect of increases in the federal funds rate.

The average volume of interest-bearing liabilities for the three- and nine-month periods ended September 30, 2019 increased 2.3% and 5.1%, respectively, compared to the same periods last year. The average rate paid on interest-bearing liabilities increased 28 bps for the three months ended September 30, 2019 and 36 bps during the first nine months of 2019, compared to the same periods last year, reflecting the rising rate environment and competitive pressures in deposit pricing.

The average volume of interest-bearing transaction accounts increased 14.4% and 20.8%, respectively, during the three- and nine-month period ended September 30, 2019, compared to the same periods last year, and the average rate paid on these accounts increased 36 bps and 54 bps, respectively. These increases are due to growth in high balance ICS DDA accounts, as well as higher deposit balances of the Company’s affiliate CFSB. The average volume of money market accounts increased 13.7% during the three-month period, but decreased 0.5% during the nine-month period ended September 30, 2019 compared to the same periods in 2018, while the average rate paid on these deposits increased in both periods by 23 bps and 37 bps, respectively. The average volume of savings accounts decreased 3.2% for the three-month period and 3.4% for the nine-month period ended September 30, 2019 versus the same periods in 2018. Following the increase in short-term rates through 2018, there has been more pressure for higher rates from the more rate sensitive deposit holders and the local market is now showing signs of a willingness to pay higher rates on deposit products. This pressure is expected to lessen somewhat, at least in the near term, as short-term rates have declined in the third quarter. The average volume of time deposits decreased 6.8% and increased 4.2%, respectively, during the three- and nine month periods ended September 30, 2019, compared to the same periods last year, and the average rate paid on these accounts increased 37 bps and 51 bps, respectively, between periods. Compared to the same periods in 2018, the average volume of retail time deposits decreased 1.7% during the third quarter, and 3.5% year to date in 2019. Average brokered time deposits increased 21.6% from an average volume of $21,141,988 for the third quarter of 2018 to $25,707,533 for the same period in 2019, and increased 157.9% for the first nine months of 2019, with average volumes of $10,766,870 for 2018 versus $27,776,442 for 2019.

The average volume of borrowed funds decreased 85.3% and 71.3%, respectively, for the three- and nine-month comparison periods of 2019 versus 2018, while the average rate paid on these borrowings decreased 143 bps and 83 bps, respectively, between periods. The average volume of repurchase agreements increased 10.1% and 8.2%, respectively, for the three- and nine-month comparison periods of 2019 versus 2018, and the average rate paid on repurchase agreements increased 10 bps and 33 bps, respectively, between periods.

In summary, between the three-month periods ended September 30, 2019 and 2018, the average yield on interest-earning assets increased six bps, while the average rate paid on interest-bearing liabilities increased 20 bps. Between the nine-month periods ended September 30, 2019 and 2018, the average yield on interest-earning assets increased 28 bps, and the average rate paid on interest-bearing liabilities increased 36 bps. Net interest spread for the third quarter of 2019 was 3.64%, a decrease of 14 bps from 3.78% for the same period in 2018, and for the nine-month comparison periods of 2019 and 2018 was 3.73% and 3.81%, respectively, a decrease of eight bps. Net interest margin decreased eight bps during third quarter of 2019 versus 2018, and one bp during the first nine months of 2019 versus 2018.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2019 and 2018 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans (2)	$132,217	$159,172	$291,389	$1,368,374	$812,303	$2,180,677
Taxable investment securities	26,771	46,795	73,566	79,463	88,336	167,799
Sweep and interest-earning accounts	20,578	21,904	42,482	104,521	116,485	221,006
Other investments	(1,937)	(10,349)	(12,286)	2,734	(21,821)	(19,087)
Total	$177,629	$217,522	$395,151	$1,555,092	$995,303	$2,550,395

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$132,785	$23,932	$156,717	$621,570	$83,265	$704,835
Money market accounts	53,813	38,765	92,578	265,450	(5,991)	259,459
Savings deposits	5,866	(1,280)	4,586	27,926	(4,335)	23,591
Time deposits	120,584	(37,962)	82,622	463,434	41,953	505,387
Borrowed funds	(42,245)	(14,078)	(56,323)	(42,173)	(19,519)	(61,692)
Repurchase agreements	8,395	6,066	14,461	80,958	10,557	91,515
Finance lease obligations	116	(2,563)	(2,447)	221	(7,418)	(7,197)
Junior subordinated debentures	(3,306)	0	(3,306)	51,236	0	51,236
Total	$276,008	$12,880	$288,888	$1,468,622	$98,512	$1,567,134

Changes in net interest income	$(98,379)	$204,642	$106,263	$86,470	$896,791	$983,261

(1) Items which have shown a year-to-year increase in volume have variances allocated as follows:
Variance due to rate = Change in rate x new volume
Variance due to volume = Change in volume x old rate
Items which have shown a year-to-year decrease in volume have variances allocated as follows:
Variance due to rate = Change in rate x old volume
Variances due to volume = Change in volume x new rate
(2) Reflects reclassification of obligations of local municipalities from investment securities to loans effective January 1, 2019, and restated for the 2018 comparison periods. See Notes 4 and 5 to the Company’s unaudited interim consolidated financial statements for additional information.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	Income	Percent	2019	2018	Income	Percent

Service fees	$867,688	$820,956	$46,732	5.69%	$2,478,711	$2,401,769	$76,942	3.20%
Income from sold loans	203,175	212,105	(8,930)	-4.21%	434,951	586,434	(151,483)	-25.83%
Other income from loans	235,883	232,485	3,398	1.46%	598,136	643,107	(44,971)	-6.99%
Net realized gain (loss) on sale of securities AFS	331	(9,741)	10,072	-103.40%	331	(19,977)	20,308	-101.66%
Other income
Income from CFSG Partners	148,826	159,000	(10,174)	-6.40%	482,185	429,786	52,399	12.19%
Rental income	2,464	2,428	36	1.48%	7,356	27,937	(20,581)	-73.67%
Gain on sale of property	0	0	0	0%	0	263,118	(263,118)	100.00%
VISA card commission	23,099	4,913	18,186	370.16%	69,297	14,739	54,558	370.16%
Other miscellaneous income	115,866	120,647	(4,781)	-3.96%	279,203	281,712	(2,509)	-0.89%
Total non-interest income	$1,597,332	$1,542,793	$54,539	3.54%	$4,350,170	$4,628,625	$(278,455)	-6.02%

Total non-interest income increased $54,539, or 3.5%, for the third quarter of 2019 while decreasing $278,455, or 6.0%, for the first nine months of 2019 versus the same periods in 2018, with significant changes noted in the following:

●
Income from sold loans decreased 4.2% for the third quarter and 25.8% year over year, due to a slowdown in residential mortgage lending activity, resulting in a lower volume of loans being sold into the secondary market.

●
Other income from loans increased 1.5% for the third quarter while decreasing 7.0% year over year. An uptick of commercial loan volume accounts for the increase for the third quarter, but the overall lower volume of commercial and residential portfolio loans year over year resulted in lower documentation fees collected at origination.

●
Net realized gains on sale of securities AFS of $331 during the third quarter of 2019, compared to realized losses of $9,741 for the third quarter of 2018 and $19,977 for the first nine months of 2018 are the result of sales of low-yielding, short-duration securities held in the Company’s AFS portfolio during 2018 which were replaced with higher-yielding investments available in the current market. The higher interest income earned by the replacement securities during 2019 has helped to recover the realized losses in 2018.

●
Income from CFS Partners decreased 6.4% for the third quarter while increasing 12.3% year over year, due to an increase in assets under management, upon which fee income is generally based.

●
Rental income increased 1.5% for the third quarter while decreasing 73.7% year over year, due to the Company’s sale of an office condominium unit to CFSG in the second quarter of 2018. Prior to the sale, CFSG had rented this unit since its formation in 2002.

●
Gain on sale of property of $263,118 in 2018 was attributable to the Company’s sale of an office condominium unit to the Company’s affiliate, CFSG. There was no activity in 2019 that resulted in a gain on sale of property.

●
VISA card commission income increased 370.2% in both periods, due to new incentive payments related to entering into a VISA principal vendor agreement.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	Expense	Percent	2019	2018	Expense	Percent

Salaries and wages	$1,817,931	$1,730,386	$87,545	5.06%	$5,453,791	$5,260,388	$193,403	3.68%
Employee benefits	785,187	695,735	89,452	12.86%	2,367,866	2,092,039	275,827	13.18%
Occupancy expenses, net	606,629	629,389	(22,760)	-3.62%	1,939,742	1,961,859	(22,117)	-1.13%
Other expenses
Service contracts - administrative	137,248	133,177	4,071	3.06%	411,934	380,338	31,596	8.31%
FDIC insurance	(65,806)	73,750	(139,556)	-189.23%	64,079	206,668	(142,589)	-68.99%
Audit fees	98,625	82,653	15,972	19.32%	301,358	299,128	2,230	0.75%
Consultant services	43,071	59,368	(16,297)	-27.45%	183,831	202,604	(18,773)	-9.27%
Collection & non-accruing loan expense	36,942	25,755	11,187	43.44%	146,712	119,254	27,458	23.02%
Subsequent write downs on OREO	0	0	0	0.00%	95,008	0	95,008	100.00%
Other miscellaneous expenses	1,403,889	1,444,119	(40,230)	-2.79%	4,134,379	4,187,146	(52,767)	-1.26%
Total non-interest expense	$4,863,716	$4,874,332	$(10,616)	-0.22%	$15,098,700	$14,709,424	$389,276	2.65%

Total non-interest expense decreased $10,616, or 0.2%, for the third quarter of 2019, while increasing $389,276, or 2.7%, for the first nine months of 2019 versus the same periods in 2018, with significant changes noted in the following:

●
Salaries and wages increased 5.1% for the third quarter and 3.7% year over year. The increase in both periods is due to normal cost of living increases to employees as well as a $0.25 increase per hour to all employees, other than executive officers, that was effective in September of 2018. The current year salary budget also includes a newly created position for an Information Security Officer.

●
Employee benefits increased 12.9% for the third quarter and 13.2% year over year, due to an increase in the cost of the employee health insurance plan.

●
Service contracts – administrative increased 3.1% for the third quarter and 8.3% year over year, due to the increasing cost to support information technology and branch infrastructure.

●
FDIC insurance decreased 189.2% for the second quarter and 69.0% year over year, due to the “Small Bank Assessment Credit” issued during the third quarter of 2019. This credit eliminates the assessments due during the third and fourth quarters of 2019, and the remainder will be applied to the assessment due in the first quarter of 2020.

●
Audit fees increased 19.3% for the third quarter and 0.8% year over year due primarily to billable fees incurred in 2018 for consultation related to the audit of the Company’s internal control over financial reporting program, the deferred tax asset fair value calculation and the effects of the 2017 Tax Act. Also in 2018, the Company changed Information Security audit vendors which resulted in multiple audits during the 2018 calendar year, contributing to the modest increase year over year.

●
Consultant services decreased 27.5% for the third quarter and 9.3% year over year, due to the completion of some technology projects in 2018.

●
Collection & non-accruing loan expense increased 43.4% for the third quarter and 23.0% year over year, due to an increase in the non-performing assets portfolio and the length of time it takes to go through the foreclosure process.

●
The Company recorded write-downs on two OREO properties during the second quarter of 2019, which were subsequently sold in the same period, with no write downs recorded during the first nine months of 2018.

APPLICABLE INCOME TAXES

The provision for income taxes decreased by $29,011, or 6.0%, to $456,595 for the third quarter of 2019 compared to $485,606 for the same period in 2018, and by $85,224, or 6.1% to $1,304,374 for the first nine months of 2019 compared to $1,389,598 for the same period in 2018. An increase in tax credits for 2019 and a decrease in amortization expense (discussed below), are all contributing factors to the decrease in income tax expense for both periods. Tax credits related to limited partnerships amounted to $103,776 and $100,140, respectively, for the third quarter of 2019 and 2018, and $311,328 and $300,420, respectively, for the first nine months of 2019 and 2018.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $78,027 and $94,371, respectively, for the third quarter of 2019 and 2018, and $234,081 and $283,113 for the first nine months of 2019 and 2018, respectively. These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective yield between 7% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the balance sheet dates:

	September 30, 2019		December 31, 2018
Assets
Loans(1)	$604,107,288	82.84%	$578,450,517	80.30%
AFS Securities	42,579,295	5.84%	39,366,831	5.46%

Liabilities
Demand deposits	128,574,014	17.63%	122,430,805	17.00%
Interest-bearing transaction accounts	167,089,977	22.91%	177,815,417	24.68%
Money market accounts	96,309,501	13.21%	85,261,685	11.84%
Savings deposits	98,240,128	13.47%	93,129,875	12.93%
Time deposits	116,173,628	15.93%	130,178,783	18.07%
Long-term advances	1,550,000	0.21%	1,550,000	0.22%

(1) Gross loans include obligations of local municipalities reclassified from the investment portfolio to the loan portfolio effective January 1, 2019, with prior periods restated to conform to the reclassification, and having balances of $51,935,005 and $47,067,023 as of September 30, 2019 and December 31, 2018, respectively. See Notes 4 and 5 to the Company’s unaudited interim consolidated financial statements for additional information.

The following table reflects the changes in the composition of the Company's major categories of assets and liabilities disclosed in the table above:

	Change in Volume	Percent of Change
Assets
Loans (1)	$25,656,771	4.44%
AFS Securities	3,212,464	8.16%

Liabilities
Demand deposits	6,143,209	5.02%
Interest-bearing transaction accounts	(10,725,440)	-6.03%
Money market accounts	11,047,816	12.96%
Savings deposits	5,110,253	5.49%
Time deposits	(14,005,155)	-10.76%

(1) Gross loans include obligations of local municipalities reclassified from the investment portfolio to the loan portfolio effective January 1, 2019, with prior periods restated to conform to the reclassification, and having balances of $30,302,868 and $51,935,005 as of September 30, 2019 and December 31, 2018, respectively. See Notes 4 and 5 to the Company’s unaudited interim consolidated financial statements for additional information.

Contributing to loan growth during the third quarter of 2019 was the addition of a loan purchasing program through BHG. The Company purchased 36 loans totaling $7,413,483 during the quarter, meeting management’s targeted allocation to this asset class for the near future. Average loan size is approximately $200,000, with an average term of 100 months. This portfolio will serve to support asset growth and provide geographic diversification, and with average duration expected to be slightly longer than the Company’s average, it is expected to reduce exposure to falling rates in the near term. The Bank has established conservative credit parameters and expects a low risk of default in this portfolio.

The Company further supplemented its commercial loan activity during the third quarter of 2019 with the purchase of a $4,000,000 CRE loan participation from the ACBB.

As assets have grown, management has sought to increase the securities AFS portfolio in order to maintain its size proportional to the overall asset base, as this portfolio serves an important role in the Company’s liquidity position. Business checking accounts account for most of the fluctuation in demand deposits, with a year to date increase of $7,482,190, or 8.9%. The decrease in interest-bearing transaction accounts is due in part to decreases of $5,023,123, or 14.4%, in the Government Agency deposit accounts and $23,077,903, or 50.6%, in ICS deposit accounts. These decreases were partially offset by an increase of $10,565,560, or 16.6%, in other consumer interest-bearing transaction accounts. The increase in money market accounts is attributable, in part, to a seasonal increase in municipal deposits of $4,363,912, or 28.5%. The decrease in time deposits was primarily driven by a decrease in wholesale time deposits of $16,384,191, or 42.3%. There were no overnight federal funds purchases as of the balance sheet dates, but there were outstanding long-term advances from the FHLBB of $1,550,000. See “Liquidity and Capital Resources” section for additional information on the Company’s long-term advances.

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

Under the Company’s interest rate sensitivity modeling, with the continued asset sensitive balance sheet, in a rising rate environment, interest income is expected to trend upward as the short-term asset base (cash and adjustable rate loans) quickly cycle upward. However, as rates continue to rise, the cost of wholesale funds increases and pressure to increase rates paid on the retail funding base is increasing, putting pressure on NII and reducing the benefit to rising rates. In a falling rate environment, NII is expected to trend slightly downward compared with the current rate environment scenario for the first year of the simulation as asset yield erosion is not fully offset by decreasing funding costs. Thereafter, net interest income is projected to experience sustained downward pressure as funding costs reach their assumed floors and asset yields continue to reprice into the lower rate environment. The slope of the yield curve will be very important to the Company’s margins going forward.

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning September 30, 2019:

Rate Change	Percent Change in NII

Down 100 bps	-1.2%
Up 200 bps	1.6%

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

As of September 30, 2019, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear a quarterly floating rate of interest equal to the 3-month London Interbank Offered Rate (LIBOR), plus 2.85%. During 2017, the financial authorities in the United Kingdom that administer LIBOR announced that LIBOR will be phased out by the end of 2021. The Company has reviewed the pertinent language in the Indenture governing the Debentures and believes that the Debenture Trustee has sufficient authority under the Indenture to establish a substitute interest rate benchmark without the need to amend the Indenture. However, the Debenture Trustee has not yet informed the Company as to how it intends to proceed. Aside from the Debentures, the Company does not have any other exposures to the phase out of LIBOR. The Company has not generally utilized LIBOR as an interest rate benchmark for its variable rate commercial, residential or other loans and does not utilize derivatives or other financial instruments tied to LIBOR for hedging or investment purposes. Accordingly, management expects that the Company’s exposure to the phase out of LIBOR will be limited to the effect on the interest rate paid on its Debentures.

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

As discussed in Note 5 to the accompanying unaudited interim consolidated financial statements, as of January 1, 2019, the Company chose to reclassify its obligations of local municipalities from the investment portfolio, where they were classified as HTM, into the loan portfolio. All prior periods presented have been restated to conform to this reclassification. These obligations have not historically generated any credit losses for the Company.

Residential mortgages represented 34.0% of the Company’s loan balances as of September 30, 2019, a level that has been on a gradual decline in recent years, consistent with the Company’s strategic shift to commercial lending. The Company maintains a mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by PMI. A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. Junior lien home equity products make up 21.5% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

Consistent with the strategic focus on commercial lending, the commercial & industrial and CRE loan portfolios have seen solid growth over recent years. Commercial & industrial and CRE loans together comprised 56.7% of the Company’s loan portfolio at September 30, 2019, compared to 54.6% at December 31, 2018.

Growth in the CRE portfolio in recent years has enhanced the geographic diversification of the loan portfolio as it has been principally driven by new loan volume in Chittenden County and northern Windsor County around the White River Junction, I91-I93 interchange area.  Credits in the Chittenden County market are being managed by two commercial lenders out of the Company’s Burlington loan production office that know the area well, while Windsor County is being served by a commercial lender from the St. Johnsbury office with previous lending experience serving the greater White River Junction area. On May 1, 2019, the Company opened a loan production office in Lebanon, New Hampshire to provide a presence in the greater White River Junction area including Grafton County, New Hampshire. Larger transactions continue to be centrally underwritten and monitored through the Company’s commercial credit department. The types of CRE transactions driving the growth have been a mix of construction, land and development, multifamily, and other non-owner occupied CRE properties including hotels, retail, office, and industrial properties. The largest components of the $250 million CRE portfolio at September 30, 2019 were approximately $93.2 million in owner-occupied CRE and $85.0 million in non-owner occupied CRE.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	September 30, 2019		December 31, 2018

Commercial & industrial	$92,644,869	15.33%	$80,766,693	13.96%
Commercial real estate	249,599,721	41.32%	235,318,148	40.68%
Municipal	51,935,005	8.60%	47,067,023	8.14%
Residential real estate - 1st lien	161,056,228	26.66%	165,665,175	28.64%
Residential real estate - Jr lien	44,161,727	7.31%	44,544,987	7.70%
Consumer	4,709,738	0.78%	5,088,491	0.88%
Total loans	604,107,288	100.00%	578,450,517	100.00%
Deduct (add):
ALL	5,883,642		5,602,541
Deferred net loan costs	(360,390)		(363,614)
Net loans	$598,584,036		$573,211,590

(1) Reflects reclassification of obligations of local municipalities from the investment portfolio to the loan portfolio as of January 1, 2019, and conforming changes to the comparative 2018 information presented. See Notes 4 and 5 to the accompanying unaudited interim consolidated financial statements for additional information.

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD. At September 30, 2019, the Company had $29,055,505 in guaranteed loans with guaranteed balances of $21,484,337, compared to $28,366,843 in guaranteed loans with guaranteed balances of $21,195,219 at December 31, 2018.

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

The Company’s non-performing assets increased $1,369,103, or 26.4%, during the first nine months of 2019. The increase is attributable primarily to a combination of residential real estate loans and CRE loans moving into non-accrual status. Claims receivable on related government guarantees were $19,691 at September 30, 2019 compared to $200,948 at December 31, 2018, with three new claims pending settlement at the end of 2018. Non-performing loans as of September 30, 2019 carried RD and SBA guarantees totaling $355,400, compared to $376,289 at December 31, 2018.

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	September 30, 2019		December 31, 2018
Loans past due 90 days or more
and still accruing (1)
Residential real estate - 1st lien	$969,072	14.77%	$622,486	11.98%
Residential real estate - Jr lien	181,477	2.76%	104,959	2.02%
Consumer	0	0.00%	1,661	0.03%
Total	1,150,549	17.53%	729,106	14.03%

Non-accrual loans (1)
Commercial & industrial	570,171	8.69%	84,814	1.63%
Commercial real estate	1,746,986	26.62%	1,742,993	33.56%
Residential real estate - 1st lien	2,754,912	41.98%	2,026,939	39.03%
Residential real estate - Jr lien	266,815	4.06%	408,540	7.87%
Total	5,338,884	81.35%	4,263,286	82.09%

Other real estate owned	73,448	1.12%	201,386	3.88%

Total Non-Performing Assets	$6,562,881	100.00%	$5,193,778	100.00%

(1) No commercial & industrial, CRE loans or municipal loans were past due 90 days or more and accruing and no municipal loans or consumer loans were in non-accrual status as of the consolidated balance sheet dates presented. In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due.

The Company’s OREO portfolio consisted of one commercial property at September 30, 2019 and two commercial properties at December 31, 2018. The Company took control of the commercial properties, rather than obtaining them through the normal foreclosure process. The single OREO property held at September 30, 2019 will be listed for sale upon approval of a court order.

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

The non-performing assets in the table above include the following TDRs that were past due 90 days or more or in non-accrual status as of the dates presented:

	September 30, 2019		December 31, 2018
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial & industrial	3	$312,722	1	$24,685
Commercial real estate	4	797,935	4	862,713
Residential real estate - 1st lien	13	1,236,948	12	1,082,187
Total	20	$2,347,605	17	$1,969,585

The remaining TDRs were performing in accordance with their modified terms as of the dates presented and consisted of the following:

	September 30, 2019		December 31, 2018
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial real estate	2	$111,293	1	$102,292
Residential real estate - 1st lien	31	2,574,524	31	2,544,728
Residential real estate - Jr lien	1	6,343	1	7,248
Total	34	$2,692,160	33	$2,654,268

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

The following table summarizes the Company's loan loss experience for the periods presented:

	As of or Nine Months Ended September 30,
	2019	2018

Loans outstanding, end of period (1)	$604,107,288	$581,304,855
Average loans outstanding during period (1)	$585,983,458	$563,728,405
Non-accruing loans, end of period	$5,338,884	$4,347,401
Non-accruing loans, net of government guarantees	$4,983,484	$3,963,319

ALL, beginning of period	$5,602,541	$5,438,099
Loans charged off:
Commercial & industrial	(10,368)	(131,273)
Commercial real estate	(116,186)	(124,645)
Residential real estate - 1st lien	(242,244)	(79,025)
Residential real estate - Jr lien	(102,000)	(36,174)
Consumer	(70,959)	(110,715)
Total loans charged off	(541,757)	(481,832)
Recoveries:
Commercial & industrial	10,768	54,858
Residential real estate - 1st lien	11,131	26,511
Residential real estate - Jr lien	1,486	935
Consumer	32,805	32,656
Total recoveries	56,190	114,960
Net loans charged off	(485,567)	(366,872)
Provision charged to income	766,668	570,000
ALL, end of period	$5,883,642	$5,641,227

Net charge offs to average loans outstanding	0.083%	0.065%
Provision charged to income as a percent of average loans	0.131%	0.101%
ALL to average loans outstanding	1.004%	1.001%
ALL to non-accruing loans	110.204%	129.761%
ALL to non-accruing loans net of government guarantees	118.063%	142.336%

(1) Includes obligations of local municipalities reclassified from the investment portfolio into the loan portfolio as of January 1, 2019 and conforming changes to the comparative 2018 information presented. See Notes 4 and 5 of the accompanying unaudited interim financial statements for additional information.

The provision increased $196,668, or 34.5%, for the first nine months of 2019 compared to the same period in 2018. The increased 2019 provision level is due to the year to date increase in the loan portfolio combined with higher than anticipated loan charge off activity during the third quarter of 2019.

The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

The third quarter ALL analysis shows the reserve balance of $5,883,642 at September 30, 2019 which is appropriate in management’s view to cover losses that are probable and estimable as of the measurement date, with an unallocated reserve of $24,765 compared to $133,478 at December 31, 2018. The reserve balance and unallocated amount continue to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite. The portion of the ALL termed "unallocated" is established to absorb inherent losses that exist as of the measurement date although not specifically identified through management's process for estimating credit losses. While the ALL is described as consisting of separate allocated portions, the entire ALL is available to support loan losses, regardless of category. Unallocated reserves are considered by management to be appropriate in light of the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and industrial and CRE loans and the risk associated with the relatively new, unseasoned loans in those portfolios. The adequacy of the ALL is reviewed quarterly by the risk management committee of the Board and then presented to the full Board for approval.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first nine months of 2019, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the CDARS program provide an alternative funding source when needed. At September 30, 2019, the Company had one-way CDARS outstanding totaling $9,257,459, compared to $723,774 at December 31, 2018. In addition, two-way (that is, reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other participating FDIC-insured financial institutions. Until 2018, these reciprocal deposits were considered a form of brokered deposits, which are treated less favorably than other deposits for certain purposes; however, a provision of the 2018 Regulatory Relief Act provides that reciprocal deposits held by a well-capitalized and well managed bank are no longer classified as brokered deposits. At September 30, 2019, the Company reported $5,756,456 in reciprocal CDARS deposits, compared to $3,480,106 at December 31, 2018. The balance in ICS reciprocal money market deposits was $24,147,305 at September 30, 2019, compared to $23,862,324 at December 31, 2018, and the balance in ICS reciprocal demand deposits as of those dates was $22,573,645 and $45,651,548, respectively.

During the third quarter of 2018, the Company issued two blocks of DTC Brokered CDs totaling $30.0 million, with maturities in January 2019 and August 2019. During the first quarter of 2019, the Company partially replaced the $20.0 million block that matured in January with purchases of two blocks of DTC Brokered CDs totaling $15.0 million and having maturities in July, 2019 and January, 2020. The Company did not replace the blocks that matured in July and August of 2019, leaving $6.2 million outstanding as of September 30, 2019. Wholesale deposit funding through DTC is an important supplemental source of liquidity that has proven efficient, flexible and cost-effective when compared with other borrowing methods.

At September 30, 2019 and December 31, 2018, borrowing capacity of $101,684,650 and $108,736,234, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits. The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods. Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The following table reflects the Company’s outstanding FHLBB advances against the respective lines as of the dates indicated:

	September 30,	December 31,
	2019	2018
Long-Term Advances(1)
FHLBB term advance, 0.00%, due February 26, 2021	$350,000	$350,000
FHLBB term advance, 0.00%, due November 22, 2021	1,000,000	1,000,000
FHLBB term advance, 0.00%, due September 22, 2023	200,000	200,000
	$1,550,000	$1,550,000

(1)
The FHLBB provides a subsidy, funded by the FHLBB’s earnings, to write down interest rates to zero percent on advances that finance qualifying loans to small businesses. JNE advances must support small business in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities.

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $55,480,117 and $50,913,351, respectively, at September 30, 2019 and December 31, 2018. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 300 bps. The Company had no outstanding advances against this credit line during either of the periods presented.

The Company has unsecured lines of credit with three correspondent banks with aggregate available borrowing capacity totaling $21.5 million as of the balance sheet dates presented in this quarterly report. The Company had no outstanding advances against any of these credit lines during either of the periods presented.

Securities sold under agreements to repurchase provide another funding source for the Company. At September 30, 2019 and December 31, 2018, the Company had outstanding repurchase agreement balances of $35,769,931 and $30,521,565, respectively. These repurchase agreements mature and are repriced daily.

The following table illustrates the changes in shareholders' equity from December 31, 2018 to September 30, 2019, including a partial redemption of the Company’s Series A non-cumulative perpetual preferred stock, effective March 31, 2019:

Balance at December 31, 2018 (book value $11.72 per common share)	$62,603,711
Net income	6,453,146
Issuance of stock through the DRIP	829,297
Redemption of preferred stock	(500,000)
Dividends declared on common stock	(2,958,831)
Dividends declared on preferred stock	(68,750)
Change in AOCI on AFS securities, net of tax	962,715
Balance at September 30, 2019 (book value $12.60 per common share)	$67,321,288

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

Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer was fully phased-in on January 1, 2019 at 2.5% of risk-weighted assets. A banking organization with a conservation buffer of less than 2.5% is subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of September 30, 2019, the Company and the Bank were fully compliant with a capital conservation buffer of 6.42% and 6.30%, respectively.

Under the 2018 Regulatory Relief Act, these capital requirements have been simplified for qualifying community banks and bank holding companies. In September 2019, the OCC and the other federal bank regulators approved a final joint rule that permits a qualifying community banking organization to opt in to a simplified regulatory capital framework. A qualifying institution that elects to utilize the simplified framework must maintain a community bank leverage ratio (CBLR) in excess of 9%, and will thereby be deemed to have satisfied the generally applicable risk-based and other leverage capital requirements and (if applicable) the FDIC’s prompt corrective action framework. In order to utilize the CBLR framework, in addition to maintaining a CBLR of over 9%,a community banking organization must have less than $10 billion in total consolidated assets and must meet certain other criteria such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. The CBLR will be calculated by dividing tangible equity capital by average total consolidated assets. The final rule will become effective on January 1, 2020. Management believes that the Company and Bank would qualify to utilize the CBLR framework on a pro forma basis as of September 30, 2019 had it been in effect on that date.

As of September 30, 2019, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as currently applicable regulatory capital requirements, as of the dates indicated.

					Minimum
			Minimum		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions(1):
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2019
Common equity tier 1 capital
(to risk-weighted assets)
Company	$68,319	13.27%	$23,166	4.50%	N/A	N/A
Bank	$67,597	13.15%	$23,141	4.50%	$33,426	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$68,319	13.27%	$30,888	6.00%	N/A	N/A
Bank	$67,597	13.15%	$30,855	6.00%	$41,139	8.00%
Total capital (to risk-weighted assets)
Company	$74,246	14.42%	$41,184	8.00%	N/A	N/A
Bank	$73,525	14.30%	$41,139	8.00%	$51,424	10.00%
Tier 1 capital (to average assets)
Company	$68,319	9.88%	$27,670	4.00%	N/A	N/A
Bank	$67,597	9.78%	$27,650	4.00%	$34,563	5.00%

December 31, 2018:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$64,564	12.94%	$22,446	4.50%	N/A	N/A
Bank	$63,960	12.84%	$22,419	4.50%	$32,384	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$64,564	12.94%	$29,928	6.00%	N/A	N/A
Bank	$63,960	12.84%	$29,893	6.00%	$39,857	8.00%
Total capital (to risk-weighted assets)
Company	$70,210	14.08%	$39,904	8.00%	N/A	N/A
Bank	$69,606	13.97%	$39,857	8.00%	$49,821	10.00%
Tier 1 capital (to average assets)
Company	$64,564	9.26%	$27,890	4.00%	N/A	N/A
Bank	$63,960	9.18%	$27,867	4.00%	$34,834	5.00%

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. As of September 30, 2019, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of September 30, 2019 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended September 30, 2019, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)(2)	Per Share

July 1 - July 31	0	$0.00
August 1 - August 31	0	0.00
September 1 - September 30	6,000	16.25
Total	6,000	$16.25

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

ITEM 6. Exhibits

The following exhibits are filed with this report:

Exhibit 31.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101--The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month and nine-month interim periods ended September 30, 2019 and 2018, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: November 7, 2019	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: November 7, 2019	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Exhibit 101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month and nine-month interim periods ended September 30, 2019 and 2018, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.