Form 10-K
period 2019-12-31
COMMUNITY BANCORP /VT
filed 2020-03-16
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File No. 000-16435

Community Bancorp.
(Exact name of Registrant as Specified in its Charter)

Vermont	03-0284070
(State of Incorporation)	(IRS Employer Identification Number)
Address of Principal Executive Offices: 4811 US Route 5, Derby, Vermont 05829

Registrant's telephone number, including area code: (802) 334-7915

Securities registered pursuant to Section 12(b) of the Act: NONE

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
(Not Applicable)

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

As of June 30, 2019 the aggregate market value of the voting stock held by non-affiliates of the registrant was $78,876,887, based on a per share trade price on June 28, 2019 of $16.35, as reported on the OTC Link ATS® system maintained by the OTC Markets Group Inc. For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant. However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 5,539,675 shares outstanding of the issuer's common stock as of the close of business on March 10, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2019 (2019 Annual Report) are incorporated by reference to Part I and Part II of this Report.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2020 (2020 Annual Meeting) are incorporated by reference to Part III of this report.

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

The Bank; Banking Services. Community National Bank was organized in 1851 as the Peoples Bank, and was subsequently reorganized as the National Bank of Derby Line in 1865. In 1975, after 110 continuous years of operation as the National Bank of Derby Line, the Bank acquired the Island Pond National Bank and changed its name to "Community National Bank." On December 31, 2007, the Company completed its acquisition of LyndonBank, a Vermont bank headquartered in Lyndonville, Vermont, in a cash merger transaction. As a result of the merger, the Company expanded its existing branch network in Caledonia and Orleans Counties and extended it into Lamoille and Franklin Counties. In addition to its main office in Derby, the Company currently maintains eleven branch offices in northeastern and central Vermont and a loan production office in Chittenden County, in northwestern Vermont, and in 2019, the Company opened a loan production office in Grafton County, in western New Hampshire.

The opportunities for growth continue to be primarily in the Central Vermont and Chittenden County markets where economic activity is more robust than in the Company’s Orleans and Caledonia County markets, and where the Company is increasing its presence and market share. The Company is also focusing on expanding its presence in the neighboring state of New Hampshire through the opening of its loan production office in Lebanon, New Hampshire.

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

The Company focuses on establishing and maintaining long-term relationships with customers and is committed to providing for the financial services needs of the communities it serves. In particular, the Company continues to emphasize its relationships with individual customers and small-to-medium-sized businesses. The Company actively evaluates the banking needs of its markets, including low- and moderate-income areas, and offers products that are responsive to the needs of its customer base. The Company’s markets provide a mix of real estate, commercial and industrial, municipal and consumer lending opportunities, as well as a stable core deposit base. Additional information about our business, including the Company’s deposit-taking activities, lending activities and credit and risk management policies, is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2019 Annual Report filed as Exhibit 13 to this Report and is incorporated herein by reference.

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

Competition

All of the Bank's banking offices are located in northern and central Vermont. The Bank’s main office is located in Derby, in Orleans County. In addition to its main office, the Bank has four other banking offices in Orleans County, one office in Essex County, two offices in Caledonia County, two offices in Washington County and one office each in Franklin and Lamoille Counties. The Bank also maintains loan production offices in Chittenden County, Vermont and Grafton County, New Hampshire. (See Part I, Item 2 (Properties) of this report.)

The Bank competes in all aspects of its business with other banks and credit unions in northern and central Vermont, including three of the largest banks operating in the state, which maintain branch offices throughout the Bank's service area. The Bank also competes with bank and non-bank lenders in Chittenden County, Vermont and Grafton County, New Hampshire where it maintains loan production offices. Changes in the regulatory framework of the financial services industry during the past decade have broadened the competition for commercial bank products, such as deposits and loans, to include not only traditional rivals such as banks, savings banks and credit unions, but also many non-traditional rivals such as insurance companies, brokerage firms, mutual funds and consumer and commercial finance and leasing companies. In addition, many out-of-market nationwide banks, nonbank lenders and other financial service firms operate in the Company’s market areas through mass marketing solicitations by mail, radio, television, the internet and email. At the same time, technological changes have facilitated remote delivery of financial services by bank and nonbank competitors outside the context of a traditional branch bank network, thereby intensifying competition from out-of-market firms.

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

Employees

As of December 31, 2019, the Company did not have any employees at the holding company level. However, as of such date, the Bank employed 123 full-time employees and 13 part-time employees. The Bank is not a party to any collective bargaining agreement and management of the Bank considers its employee relations to be good.

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

●
Established new requirements related to residential mortgage lending, including prohibitions against payment of steering incentives and provisions relating to underwriting standards, disclosures, appraisals and escrows. Many of these provisions have been implemented through CFPB rulemakings;

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

Capital Adequacy Requirements. Revised regulatory capital rules were adopted in July 2013 by the federal banking regulators to implement the Basel III capital standards and certain capital requirements of the Dodd-Frank Act. The effect of the rules was to impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with $500 million or more in total consolidated assets. More stringent requirements apply to certain larger banking organizations. The requirements in the rule were fully phased in on January 1, 2019, for the Company and the Bank.

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

The Company’s capital ratios exceeded all applicable regulatory requirements at December 31, 2019. (See Note 21 to the Company’s audited consolidated financial statements included in Part II, Item 8 of this report for additional information about the Company’s and the Bank’s regulatory capital ratios.)

The Basel III capital standards also revised the FDIC’s “prompt corrective action” requirements (see “Prompt Corrective Action” below).

Under the 2018 Regulatory Relief Act, these capital requirements have been simplified for qualifying community banks and bank holding companies. In September 2019, the OCC and the other federal bank regulators approved a final joint rule that permits a qualifying community banking organization to opt in to a simplified regulatory capital framework. A qualifying institution that elects to utilize the simplified framework must maintain a CBLR in excess of 9%, and will thereby be deemed to have satisfied the generally applicable risk-based and other leverage capital requirements and (if applicable) the FDIC’s prompt corrective action framework. In order to utilize the CBLR framework, in addition to maintaining a CBLR of over 9%, a community banking organization must have less than $10 billion in total consolidated assets and must meet certain other criteria such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. The CBLR will be calculated by dividing tangible equity capital by average total consolidated assets. The final rule became effective on January 1, 2020, and as of that date the Company and Bank qualify to utilize the CBLR framework.

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

Since 2007 Section 404 of SOX has required management of the Company to undertake a periodic assessment of the adequacy and effectiveness of the Company’s internal control over financial reporting. Management's report on internal control over financial reporting for 2019 is contained in Item 9A of this Report. The Company has incurred, and expects to continue to incur, costs in connection with its on-going compliance with Section 404.

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

Prompt Corrective Action. The Bank is subject to regulatory capital requirements established under FDICIA. Among other things, FDICIA identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective U.S. federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lessor of 5% of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

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

As of December 31, 2019, the Bank was considered "well capitalized" under FDICIA’s Prompt Corrective Action capital requirements. (See Note 20 to the Company’s audited consolidated financial statements included in Part II, Item 8 of this report for additional information about the Bank’s regulatory capital ratios.)

Deposit Insurance. The deposits of the Bank are insured by the Deposit Insurance Fund (DIF) of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessments system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. In addition, previously all FDIC insured depository institutions were required to pay a pro rata portion of the interest due on the obligations issued by the FICO to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. The FDIC discontinued collection of these payments in March 2019.

The Dodd-Frank Act changed the assessment formula for determining deposit insurance premiums and modified certain insurance coverage provisions of the FDIA. The FDIC’s implementing rules, which redefined the base for FDIC insurance assessments from the amount of insured deposits to average consolidated total assets less average tangible equity, became effective April 1, 2011. Due to the “Small Bank Assessment Credit issued by the FDIC during the third quarter of 2019, the Bank’s total FDIC insurance assessment decreased for 2019 to $64,079 compared to $274,772 for 2018.

The Dodd-Frank Act also permanently increased from $100,000 to $250,000 the maximum per depositor FDIC insurance amount.

Brokered Deposits. Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits without prior approval of the FDIC unless it is well capitalized under the FDICIA's prompt corrective actions guidelines. The Company participates in the CDARS of the Promontory Interfinancial Network, which uses a deposit-matching engine to match CDARS deposits in other participating banks, dollar-for-dollar. This product, also known as reciprocal deposits, is designed to provide deposit insurance in excess of FDIC limits and thereby enhance customer attraction and retention, build deposits and improve net interest margins. Until recently reciprocal deposits were considered a form of brokered deposits, which are treated less favorably than other deposits for certain purposes; however, a provision of the 2018 Regulatory Relief Act provides that reciprocal deposits held by a well-capitalized and well managed bank are no longer classified as brokered deposits. CDARS also permits the “one-way” purchase of deposits, which the Company utilizes from time to time for liquidity management purposes. CDARS one-way deposits are considered brokered deposits for certain purposes under the Federal Deposit Insurance Act and FDIC regulations. As of December 31, 2019 the Company had CDARS deposits totaling approximately $6.8 million in exchanged funds and $4.0 million in one-way funds. The Company also relies from time to time on purchased wholesale deposit funding, which is a form of brokered deposits. The Company had $7.1 million in purchased wholesale deposits outstanding at December 31, 2019. The Company’s Asset, Liability and Funds Management Policy limits the use of brokered deposits to 5% of total assets.

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

Qualified Mortgage Rules. Pursuant to the Dodd-Frank Act, the CFPB adopted significant amendments to the regulations that implement the Truth in Lending Act. These amendments, which became effective January 10, 2014, address mortgage origination practices by certain housing creditors, including the Bank, and generally require mortgage lenders to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate so-called qualified mortgages, or "QMs", which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage is a residential mortgage loan that does not have certain high risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount and the borrower’s total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored entity or a federal agency).

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

Home Mortgage Disclosure Act. The federal HMDA, which is implemented by CFPB’s Regulation C, requires mortgage lenders that maintain offices within MSAs to report and make available to the public specified information regarding their residential mortgage lending activities, such as the pricing of home mortgage loans, including the “rate spread” between the interest rate on loans and certain treasury securities and other benchmarks. The Bank became subject to HMDA reporting requirements as a result of its merger with LyndonBank in 2007, as the former LyndonBank branch in Enosburg Falls in Franklin County is included within the Burlington, Vermont MSA. In July 2015, the CFPB implemented and expanded new HMDA rules. The final rule adopts a dwelling-secured standard for all loans or lines of credit that are for personal, family, or household purposes. Thus, many consumer-purpose transactions, including closed-end home-equity loans, home-equity lines of credit, and reverse mortgages, are subject to the regulation. Most commercial-purpose transactions (i.e., loans or lines of credit not for personal, family, or household purposes) are subject to the regulation only if they are for the purpose of home purchase, home improvement, or refinancing. The final rule excludes from coverage home improvement loans that are not secured by a dwelling (i.e., home improvement loans that are unsecured or that are secured by some other type of collateral) and all agricultural-purpose loans and lines of credit. New HMDA rules that became effective January 1, 2018 significantly increased the overall amount of data required to be collected and submitted, including additional data points about the applicable loans and expanded data about the borrowers. However, the 2018 Regulatory Relief Act provided an exemption from the requirement to collect these additional data fields for banks that have at least a “Satisfactory” CRA rating that originate fewer than 500 closed-end mortgage loans or fewer than 500 open-end lines of credit per year. The Bank qualifies for this relief.

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

In July 2015, certain federal agencies issued a joint final rule exempting: (1) detached structures that are not used as a residence from the mandatory flood insurance purchase requirements and (2) HELOCs, business purpose loans, nonperforming loans, loans with terms of less than one year, loans for co-ops and condominiums, and subordinate loans on the same property from the mandatory escrow of flood insurance premium requirements. Additionally, the final rule requires certain lenders to escrow flood insurance payments and offer the option to escrow flood insurance premiums on residential improved real estate securing a loan, effective January 1, 2016. New rules effective July 1, 2019, require banks and other regulated financial institutions to accept certain private insurance policies in addition to National Flood Insurance Program policies.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Member institutions are required to purchase and hold shares of capital stock in the applicable regional FHLB (the FHLBB, in the case of the Bank), in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLBB. The Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2019 of $753,700. As a member, the Bank is subject to future capital calls by the FHLBB in order to maintain compliance with its capital plan.

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

Tax Cuts and Jobs Act.  The 2017 Tax Act significantly changed corporate income tax law by reducing the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, creating a territorial tax system, allowing for immediate capital expensing of certain qualified property, and eliminating the deductibility of DIF assessments. These tax laws were generally effective for the 2018 tax year. However, as permitted under the 2017 Tax Act, the Company recognized certain effects of the changes in the tax laws in its 2017 consolidated financial statements

Effects of Government Monetary Policy

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

Our common stock is subordinate to our existing and future indebtedness and preferred stock.

Shares of our common stock are equity interests and do not constitute indebtedness. As such, our common stock ranks junior to all our customer deposits and indebtedness, whether now existing or hereafter incurred, and other non-equity claims on us, with respect to assets available to satisfy claims. In addition, our common stock is junior in priority, including with respect to dividend and liquidation rights, to our outstanding shares of Series A Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock. Further, the common stock will be subject to the prior liquidation rights of the holders of any debt we may issue in the future and may be subject to the prior dividend and liquidation rights of any series of preferred stock we may issue in the future.

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

Our Amended and Restated Articles of Association and By-Laws contain provisions, including a staggered board of directors and a supermajority vote requirement, that make it more difficult for a third party to gain control or acquire us without the consent of the board of directors. These provisions could also discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions. To the extent that these provisions make these actions more difficult and make us a less attractive takeover candidate, they may not always be in our best interests or in the best interests of our shareholders and in some circumstances may prevent holders of our common stock from receiving a takeover premium.

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

We may be impacted by the retirement of London Interbank Offered Rate (“LIBOR”) as a reference rate.

In July 2017, the United Kingdom Financial Conduct Authority announced that LIBOR may no longer be published after 2021. LIBOR is used extensively in the U.S and globally as a “benchmark” or “reference rate” for various commercial and financial contracts. In response, the Alternative Reference Rates Committee (“ARRC”), made up of financial and capital market institutions, was convened to address the replacement of LIBOR in the U.S. The ARRC identified a potential successor to LIBOR in the Secured Overnight Financing Rate (“SOFR”) and crafted a plan to facilitate the transition. However, there are significant conceptual and technical differences between LIBOR and SOFR. The federal Financial Stability Oversight Committee has stated that the end or waning use of LIBOR has the potential to significantly disrupt trading in many important types of financial contracts.

As of December 31, 2019, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear a quarterly floating rate of interest equal to the 3-month LIBOR, plus 2.85%. The Company has reviewed the pertinent language in the Indenture governing the Debentures and believes that the Debenture Trustee has sufficient authority under the Indenture to establish a substitute interest rate benchmark independent of any action or recommendation of the ARRC, and without the need to amend the Indenture. Under the terms of the Indenture, if 3-month LIBOR is not available, the Trustee may obtain substitute quotations from four leading banks in the London interbank market for their offered rate to prime banks in the London market for U.S. dollar deposits having a three month maturity; if at least two such quotations are provided, the quarterly rate on the Debentures will be the arithmetic mean of such quotations. If fewer than two such quotations are received, the Trustee will request substitute quotations from four major New York City banks for their offered rate to leading European banks for loans in U.S. dollars; if at least two such quotations are provided, the quarterly rate on the Debentures will be the arithmetic mean of such quotations. The Debenture Trustee has not yet informed the Company as to how it intends to proceed. Phase out of LIBOR could significantly impact the Company’s interest costs on its Debentures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. Implementation of CECL could have a material impact on the Company’s results of operations and consolidated financial statements upon adoption as it may result in the recording of an increased ALL amount, with a related adverse impact on the calculation of the Company’s regulatory capital ratios. Adoption of the CECL model will become mandatory for the Company beginning with the 2023 fiscal year.

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

Systems failures, interruptions, cyberattacks or other breaches of information security could disrupt our business and have an adverse effect on our business, results of operations and financial condition.

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

We are subject to detailed capital requirements and cannot ensure that we will qualify for simplified capital calculations in any future period.

As of January 1, 2015, we were required to comply with new capital rules issued by the federal banking agencies that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act. These new capital rules require banks and bank holding companies to maintain a minimum common equity Tier I capital ratio of 4.5% of risk-weighted assets, a minimum Tier I capital ratio of 6.0% of risk-weighted assets, a minimum total capital ratio of 8.0% of risk-weighted assets, and a minimum leverage ratio of 4.0%. Subject to a transition period, the new capital rules require banks and bank holding companies to maintain a 2.5% common equity Tier I capital conservation buffer above the minimum risk-based capital requirements for adequately capitalized institutions to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The Company and the Bank met these requirements as of December 31, 2019. The new rules permanently grandfathered trust preferred securities issued before May 19, 2010 for institutions with less than $15.0 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. Our trust preferred securities qualify for this grandfather treatment. The new rules increased the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations, but retained the previous capital treatment of residential mortgages. Under the new rules, we were permitted to make, and did make, a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital.

These standards could adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

Under the 2018 Regulatory Relief Act, these capital requirements have been simplified for qualifying community banks and bank holding companies. In September 2019, the OCC and the other federal bank regulators approved a final joint rule that permits a qualifying community banking organization to opt in to a simplified regulatory capital framework. A qualifying institution that elects to utilize the simplified framework must maintain a CBLR in excess of 9%, and will thereby be deemed to have satisfied the generally applicable risk-based and other leverage capital requirements and (if applicable) the FDIC’s prompt corrective action framework. In order to utilize the CBLR framework, in addition to maintaining a CBLR of over 9%, a community banking organization must have less than $10 billion in total consolidated assets and must meet certain other criteria such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. The CBLR will be calculated by dividing tangible equity capital by average total consolidated assets. The final rule became effective on January 1, 2020. Although management believes that the Company and Bank would have qualified to utilize the CBLR framework on a pro forma basis as of December 31, 2019 had it been in effect on that date, no assurance can be given that they will continue to qualify as of any future date.

We may be required to write down goodwill and other identifiable intangible assets.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2019, our goodwill totaled approximately $11.6 million, created in connection with the LyndonBank acquisition in 2007. Under current accounting standards, if we determine goodwill is impaired, we would be required to write down the value of these assets to fair value. We conduct a review each year, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We last completed a goodwill impairment analysis as of December 31, 2019, and concluded goodwill was not impaired. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

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

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.  Properties

Although the Bancorp. does not itself own or lease real property, the Bank owns and leases various properties for its banking operations. All of the Bank’s offices are located in Vermont, other than its loan production office in Grafton County, New Hampshire.

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

In addition to its main office, the Company currently owns or leases the following premises in six Vermont counties and one New Hampshire County:

Office Location1	Owned	Leased	CFSG Office2

Caledonia County, VT
St. Johnsbury (Railroad Street)3		X
St. Johnsbury (Route 5)		X
Lyndon (Memorial Drive)		X	X

Chittenden County, VT
Burlington (Shelburne Road)4		X

Franklin County, VT
Enosburg Falls (Sampsonville Road)	X

Grafton County, NH
Lebanon, NH (367 Route 120) 4		X

Lamoille County, VT
Morrisville (Route 15 West)		X

Orleans County, VT
Barton (Church Street)	X
Derby Line (Main Street)	X
Island Pond (Route 105)		X
Newport (Main Street)	X
Troy (Route 101)	X

Washington County, VT
Barre (North Main Street)	X		X
Montpelier (State Street)		X

1 All listed locations are operating bank branch offices, except as otherwise noted in footnotes 3 and 4.

2 The Bank leases space at two of its branch locations to its affiliated trust and investment management affiliate, CFSG.

3 These premises consist of approximately 1,600 square feet on the southern end of Railroad Street and were formerly used as a branch office, now closed and currently vacant. The lease was scheduled to expire in 2020, however the Company negotiated a termination agreement during the last quarter of 2019, thereby paying the lease in full as of December 31, 2019.

4 Loan production offices (LPO), opened in the first quarter of 2017 in Chittenden County and the second quarter of 2019 in Grafton County, in western New Hampshire.

The Company maintains ATMs at the main office and all branch locations. A complete listing of the Company’s banking offices is contained on the Bank’s website at www.communitynationalbank.com.

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

Item 4.  Mine Safety Disclosures

Not Applicable

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the trading market in, market price of, and dividends paid on, the Company's common stock is incorporated by reference to the section of the 2019 Annual Report under the caption “Common Stock Performance by Quarter” immediately following the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed as Exhibit 13 to this report. The balance of the information required by item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies under applicable SEC disclosure rules, as amended in 2018 Release Nos. 33-10513 and 34-83550.

There were no purchases of the Company’s common stock during the three months ended December 31, 2019, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

Item 6.  Selected Financial Data

Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 and 34-83550.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the section of the 2019 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," immediately following the “Notes to Consolidated Financial Statements”, filed as Exhibit 13 to this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 and 34-83550.

Item 8.  Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry Dunn McNeil & Parker, LLC are incorporated herein by reference from the 2019 Annual Report, filed as Exhibit 13 to this report.

In accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 and 34-83550, the Company has elected to present audited statements of income, comprehensive income, cash flows and changes in shareholders’ equity for each of the preceding two, rather than three, fiscal years.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). As of December 31, 2019, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of December 31, 2019 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As of December 31, 2019, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s internal control over financial reporting. Management assessed the Company’s system of internal control over financial reporting as of December 31, 2019, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2019, its system of internal control over financial reporting met those criteria and is effective.

This report includes an audit report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting. The audit report is contained in the 2019 Annual Report, filed as Exhibit 13 to this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The following is incorporated by reference to the Company's Proxy Statement for the 2020 Annual Meeting.

Listing of the names, ages, principal occupations, business experience and specific qualifications of the incumbent directors and nominees under the caption "PROPOSAL I - ELECTION OF DIRECTORS."
Listing of the names, ages, titles and business experience of the executive officers under the caption “INFORMATION ABOUT OUR EXECUTIVE OFFICERS."
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the caption "SHARE OWNERSHIP INFORMATION –Delinquent Section 16 Filings."
Information regarding changes in the Company’s procedures for submission of director nominations by shareholders under the caption “SHAREHOLDER NOMINATIONS AND OTHER PROPOSALS.”
Information regarding whether a member of the Audit Committee qualifies as an audit committee financial expert under applicable SEC rules, under the caption "CORPORATE GOVERNANCE - Board Committees."

The Code of Ethics for Senior Financial Officers and the Principal Executive Officer is available on the Company's website at www.communitybancorpvt.com. The Code is also listed as Exhibit 14 to this report and incorporated by reference to a prior filing with the SEC. There were no waivers of any provision of the Code during 2019.

Item 11.  Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the 2020 Annual Meeting:

Information regarding compensation of directors under the captions "PROPOSAL I - ELECTION OF DIRECTORS - Directors' Fees and Other Compensation" and "-Directors' Deferred Compensation Plan."
Information regarding executive compensation and benefit plans under the caption "EXECUTIVE COMPENSATION."

The information required under paragraphs (3)(4) and (e)(5) of Item 407 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 and 34-83550.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company's Proxy Statement for the 2020 Annual Meeting:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION."

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following is incorporated by reference to the Company's Proxy Statement for the 2020 Annual Meeting:

Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -Transactions with Management."
Information regarding the independence of directors under the caption “CORPORATE GOVERNANCE – Director Independence.”

Item 14.  Principal Accounting Fees and Services

The following is incorporated by reference to the Company's Proxy Statement for the 2020 Annual Meeting under the caption "PROPOSAL 2 - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

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

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The following are included in this report and are incorporated by reference to the 2019 Annual Report, filed as Exhibit 13 to this report:

Consolidated Balance Sheets at December 31, 2019 and 2018
Consolidated Statements of Income for the years ended December 31, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
Notes to Consolidated Financial Statements
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

The following exhibits are filed as part of this report:
Exhibit 4(iii) – Description of Common Stock.
Exhibit 13 - Portions of the 2019 Annual Report, specifically incorporated by reference into this report.
Exhibit 21 - Subsidiaries of Community Bancorp.
Exhibit 23 - Consent of Berry Dunn McNeil & Parker, LLC
Exhibit 31(i) - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(ii) - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(i) - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(ii) - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101--The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income; (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2019 and 2018.

*   Denotes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP.
/s/Kathryn M. Austin	Date: March 16, 2020
Kathryn M. Austin, President and Chief
Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Kathryn M. Austin	Date: March 16, 2020
Kathryn M. Austin, President and Chief
Executive Officer (Principal Executive Officer)

/s/Louise M. Bonvechio	Date: March 16, 2020
Louise M. Bonvechio, Corporate Secretary and
Treasurer (Principal Financial Officer)

/s/Candace A. Patenaude	Date: March 16, 2020
Candace A. Patenaude
(Principal Accounting Officer)

COMMUNITY BANCORP. DIRECTORS
/s/Thomas E. Adams	Date: March 16, 2020
Thomas E. Adams

/s/Kathryn M. Austin	Date: March 16, 2020
Kathryn M. Austin

/s/David M. Bouffard	Date: March 16, 2020
David M. Bouffard

/s/Aminta K. Conant	Date: March 16, 2020
Aminta K. Conant

/s/Jacques R. Couture	Date: March 16, 2020
Jacques R. Couture

/s/David P. Laforce	Date: March 16, 2020
David P. Laforce

/s/Rosemary M. Lalime	Date: March 16, 2020
Rosemary M. Lalime

/s/Stephen P. Marsh	Date: March 16, 2020
Stephen P. Marsh, Board Chair

/s/Emma Marvin	Date: March 16, 2020
Emma Marvin

/s/Jeffrey L. Moore	Date: March 16, 2020
Jeffrey L. Moore

/s/Dorothy R. Mitchell	Date: March 16, 2020
Dorothy R. Mitchell

/s/Frederic Oeschger	Date: March 16, 2020
Fredric Oeschger

/s/James G. Wheeler, Jr.	Date: March 16, 2020
James G. Wheeler, Jr.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

COMMUNITY BANCORP.

EXHIBITS

EXHIBIT INDEX*

Exhibit 4(iii)	Description of Common Stock.

Exhibit 13	Portions of the 2019 Annual Report, specifically incorporated by reference into this report.

Exhibit 21	Subsidiaries of Community Bancorp.

Exhibit 23	Consent of Berry Dunn McNeil & Parker, LLC

Exhibit 31.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income; (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2019 and 2018.

* Other than exhibits incorporated by reference to prior filings.

** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.