Form 10-K/A
period 2019-12-31
COMMUNITY BANCORP /VT
filed 2020-04-27
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

Large accelerated filer ( )	Accelerated filer ( )
Non-accelerated filer (X)	Smaller reporting company (X)
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

There were 5,239,675 shares outstanding of the issuer's common stock as of the close of business on March 10, 2020.

EXPLANATORY NOTE

On March 16, 2020, Community Bancorp. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Filing”) with the Securities and Exchange Commission.  At that time the Company  intended to incorporate information required in Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders.  As a result of the COVID-19 public health emergency, the Company has now postponed the 2020 Annual Meeting and will file its definitive proxy statement after April 30, 2020.  Accordingly, the Company is filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to amend and restate the Items identified below with respect to the Original Filing in order to provide the information required by Part III of Form 10-K.  In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by our principal executive officer and principal financial officer, filed as exhibits hereto.

This Amendment only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), Item 14 (Principal Accounting Fees and Services) and Part IV, Item 15 (Exhibits and Financial Statement Schedules). Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

(a) Identification of Directors

Our Amended and Restated Articles of Association and our bylaws provide for a Board of no fewer than nine and no more than twenty-five directors, to be divided into three classes, as nearly equal in number as possible, each class serving for a period of three years. The Board of Directors currently consists of thirteen members. The table below contains certain information concerning each of the thirteen incumbent directors. Additional biographical and background information about each of them follows the table, under the caption “Incumbent Director and Nominee Qualifications.”

		Director of Community
Name and Age	Positions with the Company	Bancorp. Since (1)

Incumbent Directors serving until 2020 annual meeting:
Thomas E. Adams, 73	Director	1986
Jacques R. Couture, 69	Director	1992
Emma L. Marvin, 39 (2)	Director	2020
Dorothy R. Mitchell, 75	Director	2006
James G. Wheeler Jr., 71	Director	2011
Incumbent Directors serving until 2021 annual meeting:
Kathryn M. Austin, 62	Director	2013
David M. Bouffard, 62	Director	2014
Aminta K. Conant, 66	Director	2006
Rosemary M. Lalime, 73	Director	1985
Incumbent Directors serving until 2022 annual meeting:
David P. Laforce, 47	Director	2018
Jeffrey L. Moore, 59	Director	2019
Stephen P. Marsh, 72	Board Chair	1998
Fredric Oeschger, 73	Director	2009

(1)	Each person named in the table is also a director of Community National Bank.
(2)	Appointed to the Boards of Directors of the Company and Community National Bank effective January 1, 2020.

Incumbent Director and Nominee Qualifications

As a community banking organization operating in a heavily regulated industry, we rely on our Board of Directors for knowledge of our local markets, business acumen and strategic vision. Each incumbent director and nominee lives or works (unless retired) in the markets we serve, and brings a unique background, perspective and set of skills to our Board. This provides our Board as a whole with a thorough understanding of our local markets, and significant competence and experience in a wide variety of areas, including corporate governance, real estate, insurance, building trades, real estate development, agriculture, energy and commodities, the law and business management. In addition, many of our directors are long-serving members of our Company and Bank Boards, whose past contributions and industry knowledge, judgment and leadership capabilities have benefited our Company over the years and through multiple economic cycles.

The information below summarizes each incumbent director’s or nominees specific experience, qualifications, attributes and skills that led our directors to conclude that the individual should serve on our Board. We also believe that in their professional lives and Board service, each has demonstrated adherence to high ethical standards and a strong commitment to service to the Company and our Board.

Thomas Adams – Tom has served as a director since 1986. At the time of his initial election, he was the President and Chief Executive Officer (CEO) of Newport Plastics, where he had also served as the Chief Financial Officer (CFO) for many years. He is the owner of NPC Realty and until his retirement in November 2010, was a real estate agent at Coldwell Banker All Seasons Realty (now Re/Max All Seasons Realty). In addition to his business interests, Tom served for several years on the board of North Country Hospital in Newport, Vermont, including as its Chairman and Treasurer. He also served for several years as a trustee of the Haskell Free Library and Opera House in Derby Line, Vermont. Tom holds an accounting degree from the University of Vermont. He brings to the Board extensive business experience, familiarity with accounting procedures, and broad knowledge of the community. He chairs the Company’s Audit Committee and also serves on the Compensation/Human Resources Committee. He lives in Holland, Vermont.

Kathryn Austin – Kathy has served as President of the Bank and Company since January 2016 and as CEO of both entities since January 2017. From January 2014 until her appointment as CEO she also served as the Bank’s Chief Operating Officer. Kathy was appointed to the Bank’s Board of Directors in January 2012 and was first elected to the Company’s Board at the 2013 annual meeting. She joined the Bank in 1980 and over the years has held many management positions. Kathy served as Executive Vice President of both the Company and the Bank from 2011 to 2016, and as Vice President of the Company and Senior Vice President of the Bank from 2004 to 2011, responsible for the Bank’s Retail Banking, Human Resources and Marketing departments. Kathy also serves on the Board of Managers of our trust company affiliate, Community Financial Services Group, LLC (CFSG). Her many years of service to the Company in a variety of positions provide her with valuable insights into the Bank’s day-to-day operations, adding further depth and community banking expertise to the Board. Kathy is a graduate of the New England School of Banking at Williams College and the Stonier Graduate School of Banking at Georgetown University. She currently serves as a Trustee and Secretary of the Northwoods Stewardship Center, as a Board Member of the Northeast Kingdom Collaborative, and of Northeast Kingdom LLC, and as a Board Member of the Vermont Community Foundation. She is a past Chairman of the Vermont Bankers Association and serves on the ABA’s Community Bankers Council. She serves on the Company’s Corporate Governance/Nominating and Compensation/Human Resources Committees and on the Bank’s Risk Management Committee. She lives in Morgan, Vermont.

David Bouffard –Dave joined the Boards of the Company and the Bank in 2014 and is a life-long resident of the area. He and his wife Beth have owned the Derby Village Store in Derby, Vermont since 2000. Prior to purchasing the store, Dave acquired retail management experience as the Manager of the Grand Union grocery store in Newport. Dave has served on various local boards, and is a past Board Chair of North Country Hospital and also served on its finance committee. His perspective as a small business owner and knowledge of our Orleans County market area add further depth to our Board. Dave serves on the Company’s Audit and Compensation/Human Resources Committees. He lives in Newport, Vermont.

Aminta Conant – Minty is a successful business woman with experience running manufacturing facilities in Vermont, New Hampshire and North Carolina. After several years of business consulting to companies across the United States and Europe, she is currently CFO and part owner of the Vermont distillery, Barr Hill. Previously, she served as the director of Lean Six Sigma programs for Lydall, Inc., an international manufacturing company listed on the New York Stock Exchange. Minty is a CPA and has an MBA degree, and brings to the Board not only her experience and knowledge of accounting, finance, and good business practices, but also her experience in working in a public company much larger than Community Bancorp. That perspective is a rarity for community bank directors and a real asset to the Board. She serves on the Company’s Audit and Compensation/Human Resources Committees. She has been a director since 2006, and prior to that served on our St. Johnsbury Advisory Board. She lives in Barnet, Vermont.

Jacques Couture – Jacques is a dairy farmer and maple sugar maker, who runs a successful family farm and bed and breakfast in Westfield. He has served on numerous governmental, non-profit and industry-related boards, including the Westfield Select Board, the Vermont Maple Association and the Cooperative Insurance Companies, among others. He brings relevant board experience and an agricultural sector perspective to our Board, where he chairs the Corporate Governance/Nominating Committee and also serves on the Bank’s Risk Management Committee. He has been a director since 1992, and prior to that served on our Troy Advisory Board. He lives in Westfield, Vermont.

David Laforce – Dave was appointed to the Boards of the Company and the Bank in 2018. He owns and operates Built by Newport Corporation, a wood furniture and component manufacturing company that has been family owned since the 1960s. Dave’s experience as a small business owner and familiarity with the local woods products industry, which is so important to our regional economy, provides valuable perspectives and insight to our Board. He is a lifelong resident of the Newport-Derby area and over the years has served on several local boards. He serves on the Company’s Corporate Governance/Nominating Committee and on the Bank’s Risk Management Committee. He lives in Derby, Vermont.

Rosemary Lalime – Rosemary is our longest serving director, having been first elected to the Board in 1985. She has been designated as our “outside” vice president (a tradition we have had at the Company for many years) and as our lead independent director to convene and run board meetings in the absence of management. A long time realtor in the area, and the owner and partner of Re/Max All Seasons Realty, Rosemary brings to the Board her extensive experience in real estate matters and her knowledge of properties and residents throughout our service area. She chairs the Company’s Compensation Committee and also serves on the Company Audit Committee and the Bank’s Human Resources Audit Committee. She lives in Derby, Vermont.

Stephen Marsh – Steve has served as Chair of the Boards of Directors of the Company and the Bank since 2011 and was first appointed to the Board in 1998. He served as CEO of the Company and the Bank from 2008, until his retirement at the end of 2016 and previously served as President of both entities from 2004 through the end of 2015. He began his employment with the Bank in 1973, serving over the years in various managerial capacities, including as CFO and Chief Operating Officer of the Company and the Bank prior to becoming President and CEO. Steve currently serves on the Orleans County Child Advocacy Board and has previously served on a number of other nonprofit and community development boards. Steve brings depth and strength to our Board, with his comprehensive knowledge of our banking operations and markets, his years of experience as a community banker and his valuable leadership skills. Steve serves on the Company’s Compensation/Human Resources and Corporate Governance/Nominating Committees, and also serves on the Bank’s Risk Management Committee. He lives in Newport Center, Vermont.

Emma Marvin – Emma is our newest director, appointed to the Boards of the Company and the Bank effective January 1, 2020. She is the co-owner and Vice President of Sales and Marketing at the Vermont Maple Sugar Company, Inc. d/b/a Butternut Mountain Farm in Morrisville, Vermont. She graduated from Cornell University with a degree in Natural Resource Management. Since 2004, Emma has worked for the second generation, family owned business and has been part of its senior leadership team since 2010, helping to promote the business’s growth from a family farm operation to a business that employs 100 people, purchases maple syrup from over 300 Vermont farms and operates a 75,000 square foot production and distribution facility. In 2014, she was recognized as Vermont Maple Person of the Year and in 2018 received the President’s Award from the International Maple Syrup Institute. She serves on the Vermont Maple Sugar Association Board, the Laraway Youth and Family Services Board and the Friends of Green River Reservoir Board. She is also a steering committee member of the Federal Reserve Bank of Boston’s Working Communities Challenge for Vermont. Emma brings to our Board knowledge of our central Vermont market area and significant experience in the maple products business, an important business segment throughout our market areas. Emma serves on the Company’s Corporate Governance/Nominating Committee and the Bank’s Risk Management Committee. Emma lives in Hyde Park, Vermont.

Dorothy Mitchell – Dodie has been a director since 2006, prior to which she served as a member of our Central Vermont Advisory Board. She brings to our Board a variety of governance experience, primarily as a board member of several non-profit organizations, including serving as Chair of the Vermont Student Assistance Corporation. Dodie also previously served on local and international boards of higher education, as the President of the Vermont Historical Society and as Co-Chair of the Vermont Historical Society Capital Campaign. As an active member of the community, she has extensive familiarity with the people and businesses in our central Vermont market area. Dodie serves on the Company’s Corporate Governance/Nominating Committee and the Bank’s Risk Management Committee. She lives in Worcester, Vermont.

Jeffrey Moore – First elected to the Board in 2019, he is the owner and president of Quest Industries, Inc., a freight logistics company based in St. Johnsbury, Vermont. Jeff is a lifelong resident of St. Johnsbury and currently serves on the St. Johnsbury Select Board, and the St. Johnsbury-Lyndonville Industrial Park Board; he is also a member of the Catamount Arts Advisory Council. Jeff’s knowledge of our Caledonia County market and experience as a small business owner add valuable insights and perspective to our Board. Jeff serves on the Company’s Corporate Governance/Nominating Committee and the Bank’s Risk Management Committee. He lives in St. Johnsbury, Vermont

Fredric Oeschger – First elected to the Board in 2009, Fred is a prominent local businessman, with diverse business interests, including plumbing and heating, propane and fuel oil distribution and commercial real estate. He is President and a principal of Fred’s Plumbing and Heating, Inc. and Fred’s Propane, Inc. based in Derby, Vermont and D&C Transportation, Inc., based in Orleans, Vermont. Fred is a longtime customer of the Bank and has extensive experience with commercial lending practices both here and elsewhere and possesses valuable insights into our small business market segment. He serves on the Company’s Corporate Governance/Nominating Committee and on the Bank’s Risk Management Committee. He lives in Newport, Vermont and Lady Lake, Florida.

James Wheeler – Jake joined the Board in 2011. In addition to his service on our Board, he has been a guiding force with the Company’s trust company affiliate, CFSG, for many years, having served on its Board of Managers since its formation in 2002. Jake has practiced law in St. Johnsbury since 1974 with the state’s largest law firm, Downs Rachlin Martin PLLC, and has been a member of the firm since 1978. His practice focuses principally in the areas of corporate governance, transactions and financing; complex real estate acquisitions and financing; and trusts and estates. Jake received his undergraduate degree from Harvard University and his law degree from Boston University School of Law. He serves on the Board of Directors of Kingdom Trail Association, Inc. and previously served on the Board of the Vermont Community Foundation, where he continues to serve on its nominating committee. Jake’s judgment and insight as a seasoned attorney provide a valuable addition to our Board. Jake serves on the Company’s Audit and Compensation/Human Resources Committees. He lives in East Burke, Vermont.

(b) Identification of Executive Officers

Our executive officers are appointed by the Board of Directors to hold office at the discretion of the Board and may be removed at any time by the Board, with or without cause. Our executive officers’ names, ages and current titles with the Company and the Bank are listed in the following table:

Name and Age	Current Position(s) with the Company and the Bank

Kathryn M. Austin, 62	President, CEO and Director, Community Bancorp. and Community National Bank

Louise M. Bonvechio, 59	Corporate Secretary and Treasurer, Community Bancorp. and Executive Vice President,
CFO and Cashier, Community National Bank

Executive Officer Qualifications

Additional information about Ms. Austin’s background, qualifications and years of service with the Company and the Bank is set forth above in this Item 10 under the caption “Incumbent Director and Nominee Qualifications.” Set forth below is additional information about the background and qualifications of the Company’s other executive officer:

Louise Bonvechio – Louise became an executive officer of the Company in 2008 when she was appointed as its Treasurer. She served as a Senior Vice President from 2011 until she was named Executive Vice President in 2019. She has served as CFO since 2008. In 2016, she was also appointed as Corporate Secretary of the Company and the Bank. During her 27 years with the Bank, she has held a number of other positions, including serving as the Bank’s Vice President and Cashier from 2004 to 2008 and as the Bank’s Controller from 2003 – 2008. Louise holds an Associate Degree in Accounting and has received diplomas in banking and finance, including from the New England School of Financial Studies at Babson College. In 2019 she completed the American Bankers Association Stonier Graduate School of Banking and earned a certificate of leadership from the Wharton School of Business.

(c) Identification of Certain Significant Employees

Not applicable.

(d) Family Relationships

Director Jacques Couture is the brother of the Company’s Corporate Secretary and Treasurer and the Bank’s Executive Vice President and CFO, Louise Bonvechio.

(e) Business experience

The business experience of each of our current directors and executive officers is set forth above in this Item 10 under the captions “Identification of Directors” and “Identification of Executive Officers,” respectively, of this Annual Report on Form 10-K/A.

Except as otherwise disclosed in this paragraph, none of our directors currently holds, or has held during the past five years, any directorship in any company (other than Community Bancorp.) with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or subject to Section 15(d) of the Exchange Act, or in any company registered as an investment company under the Investment Company Act of 1940, as amended. Director Fred Oeschger served as a director of Genethera, Inc., a corporation with common stock registered under Section 12 of the Exchange Act, from March, 2018 to his resignation in December, 2018.

(f) Involvement in Certain Legal Proceedings

Except as otherwise disclosed in this paragraph, to the best of our knowledge, none of our directors or executive officers has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K. In 2017, Director Fred Oeschger organized FOGT, LLC, a Vermont limited liability company, for the sole purpose of investing in the capital stock of Genethera, Inc., a corporation based in Colorado. Following a dispute with the management of Genethera, Inc., FOGT, LLC ceased any further investment in Genethera, Inc. and filed a voluntary petition under Chapter 7 of the bankruptcy code in March, 2019. A final decree closing the case was issued by the bankruptcy court in June, 2019.

(g) Promoters and Control Persons

Not applicable.

(h) Audit Committee

The Audit Committee, which operates under a written charter, oversees the Company’s accounting and financial reporting process, internal controls and audits. The Audit Committee consults with management, the internal auditors and the independent auditors on, among other items, matters related to the annual audit, the published financial statements and the accounting principles applied. As part of its duties, the Committee appoints, evaluates and retains the Company’s independent auditors. It has responsibility for the compensation, termination and oversight of the Company’s independent auditors and evaluates the independent auditors’ qualifications, performance and independence. The Committee has similar authority regarding selection and oversight of the Company’s internal auditor. In addition, the Audit Committee pre-approves all services provided by the independent auditors, including both audit and permitted non-audit services. Those services and fees are described below in Part III, Item 14. “Principal Accounting Fees and Services” of this Amendment. The Committee is also involved in the review of the Company’s periodic reports filed with the SEC, including participation by one of its members in the meetings of the Company’s Disclosure Control Committee.

The members of the Audit Committee are Thomas Adams (Chair), David Bouffard, Aminta Conant, Rosemary Lalime and James Wheeler. All members of the Audit Committee are considered independent directors under the applicable NASDAQ standard as well as under the standards applicable to FDIC-insured depository institutions and their holding companies with assets of $500 million or more. During 2019, the Committee met four times.

(i) Audit Committee Financial Expert

Under SEC rules, companies must disclose whether at least one member of the Audit Committee qualifies as a “financial expert.” As defined by the SEC, the concept of financial expert is heavily focused on individuals who have prepared or audited public company financial statements or have had similar management experience or responsibility for others performing those or comparable functions. Given the Company’s rural market area and the limited number of public companies in it, the Board has not deemed it advisable to require that the Audit Committee include a person qualifying as a financial expert under this definition. The Board has considered the business experience, past performance as a Board and/or Audit Committee member and other qualifications of each of the members of the Audit Committee and has concluded that each of them has demonstrated that he or she is capable of (i) understanding GAAP and financial statements, (ii) assessing the general application of GAAP principles in connection with the accounting for estimates, accruals and reserves, (iii) analyzing and evaluating the Company’s financial statements, (iv) understanding internal controls and procedures for financial reporting, and (v) understanding audit committee functions. Given the business experience and acumen of each of the members of the Audit Committee, the Board believes that each of such persons, although not a “financial expert” under the SEC definition, is nevertheless qualified to carry out all of the duties and responsibilities of a member of the Company’s Audit Committee.

(j) Procedures for Shareholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our shareholders were made during 2019. However, due to the postponement of the annual meeting, certain deadlines for submitting director nominations and other business at the 2020 annual meeting of shareholders, previously disclosed in the proxy statement for the 2019 annual meeting of shareholders, will be adjusted and publicly announced after a new meeting date is set.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors to file reports of ownership and changes in ownership with the SEC electronically. The Company has reviewed the copies of the Section 16 reports filed electronically by the directors and executive officers, or written representations from them that no Form 5’s were required to be filed for 2019. Based solely on such review, the Company believes that all Section 16 filing requirements applicable to its executive officers and directors for 2019 were timely complied with.

Code of Conduct and Ethics

The Code of Ethics for Senior Financial Officers and the Principal Executive Officer is available on the Company's website at www.communitybancorpvt.com. The Code is also listed as Exhibit 14 to this report and incorporated by reference to a prior filing with the SEC. There were no waivers of any provision of the Code during 2019.

Item 11. Executive Compensation

Directors’ Fees and Other Compensation

Only the outside (non-employee) directors are paid for their service on the Boards of the Company and the Bank. All fees are paid in cash. The Company and the Bank do not pay any stock-based compensation to directors.

The schedule of fees in effect during 2019 for our nonemployee directors was as follows:

Company Director Fees		Bank Director Fees

Annual Retainer	$8,500	Annual Retainer	$8,500
Board Meeting Fee	500	Board Meeting Fee	550
Board Committee Meeting Fee	550	Board Committee Meeting Fee	550
Disclosure Control Committee Meeting Fee (1)	550	Local Advisory Board Meeting Fee (2)	500

(1)	At least one member of the Audit Committee attends the quarterly meetings of the Company’s Disclosure Control Committee, which reviews the Company’s periodic reports prior to filing with the SEC.
(2)
During 2019, Bank directors who attended meetings of the Bank’s local advisory boards received a per meeting fee for such attendance. Employee-directors do not receive any fees for attending local advisory board meetings.

This fee structure is designed to compensate our outside directors for attendance at Board meetings, as well as for the time they spend in activities directly related to their service on the Board for which they receive no additional compensation, such as attendance at the annual directors’ retreat and attendance at educational seminars or programs on pertinent banking or corporate governance topics.

Directors’ Deferred Compensation Plan

The directors may choose to defer current receipt of some or all of their Company or Bank director fees under the Company’s Deferred Compensation Plan for Directors. Deferrals are credited to a cash account that bears interest at the rate the Bank pays on a three-year certificate of deposit, as adjusted from time to time. Payments are deferred until the director’s retirement, death or disability, or at an earlier or later date elected by the director. The director may choose to receive his or her deferrals and accumulated interest in a lump sum or monthly installments. Deferred fees and accumulated interest represent a general unsecured obligation of the Company. No assets of the Company or the Bank have been segregated to satisfy the Company’s obligations under the Plan.

Directors’ Retirement Plan

Prior to 2005, the Company maintained a non-qualified retirement plan for the Company’s outside directors. Non-employee directors who served on the Board of the Company or the Bank for at least five years between 1994 and 2004 are entitled to receive upon retirement a lump sum payment of $1,000 for each year of Board service. For this purpose, service as a director of the Company and of the Bank during the same year is not counted separately. Following a re-evaluation of the Company’s benefit plans affected by IRC Section 409A, the Company terminated any further accruals under the plan for years after 2004 and Board fees were increased to compensate for the loss of this retirement benefit.

As of December 31, 2019, the total remaining accrued and unpaid benefit for all directors covered by the plan was $33,000. The participating directors are fully vested in their accrued benefits and would be entitled to payout of the full benefit upon retirement from the Board for any reason, regardless of age. Directors Adams, Couture, and Lalime each have an accumulated lump sum retirement benefit of $11,000. Accrued benefits do not earn interest, are not adjusted for inflation and will be paid out to participants when they retire from the Board. All benefit accruals under the plan represent a general unsecured obligation of the Company. No assets of the Company or the Bank have been segregated to satisfy the Company’s obligations under the plan.

Director Compensation Table

The table below shows the total compensation paid to each of our outside directors during 2019 for service on the Boards of the Company and the Bank. All such fees were paid in cash.
2019 Director Compensation(1)

Name	Fees Earned

Thomas E. Adams	$29,450
David M. Bouffard	29,450
Charles W. Bucknam, Jr. (2)	9,650
Aminta K. Conant	27,800
Jacques R. Couture	29,450
David P. Laforce	30,500
Rosemary M. Lalime	29,950
Stephen P. Marsh	31,100
Dorothy R. Mitchell	30,500
Jeffrey L. Moore	30,000
Fredric Oeschger	30,000
James G. Wheeler, Jr.	28,850

(1)
Does not include (i) earnings on directors’ fees deferred under the Directors’ Deferred Compensation Plan because interest on those amounts is not accrued at a preferential (above market) rate; or (ii) certain expense reimbursements related to board service such as for mileage and expenses related to attendance at director educational conferences.

(2)	Mr. Bucknam retired from the Boards of the Company and the Bank at the 2019 annual meeting of shareholders on May 14th.

Executive Compensation Program Objectives and Risk Management Considerations

The executive officers of the Company did not receive any compensation for services rendered to the Company in 2019 or 2018 but did receive compensation for services rendered in their capacities as executive officers of the Bank. Accordingly, references in this Amendment to the Company’s executive compensation program relate to the Bank’s executive compensation payments, practices and objectives.

The key objectives of the Company’s executive compensation programs are: to support and drive business objectives and strategies; to reward competent stewardship of the enterprise; to provide a cost-effective, competitive total compensation package that enables the Company to attract and retain qualified executives for leadership roles; and to motivate and reward these executives for creating value for the Company and its shareholders. The cash incentive bonus program, in particular, is intended to reward exceptional financial performance of the Company, while at the same time ensuring consequences for below-average performance. In making compensation decisions about the executive officers, the Compensation Committee and the Board have traditionally placed emphasis on the overall performance of the Company rather than on individual performance targets, in order to foster an attitude of team spirit and shared goals among our executives.

In establishing the overall compensation program for employees, including the executive officers, the Compensation Committee and the Board are mindful of the potential implications for enterprise risk management. The Committee and Board believe that the Company’s compensation practices, which for executives are heavily weighted to fixed salary, do not create any material adverse risks to the Company. In addition, the short-term incentive program is focused largely on Bank-wide performance, which encourages overall achievement of annual goals rather than individual or business line performance, and includes a recoupment provision which discourages inappropriate risk-taking that might lead to improper financial reporting.

Summary Compensation Table

The following table summarizes annual compensation earned in 2019 and 2018 for services rendered in all capacities to the Company and the Bank by the CEO and the Company’s only other executive officer.

			Non-Equity
			Incentive Plan	All Other
Name and Principal Position	Year	Salary (1)	Compensation (2)	Compensation (3)	Total

Kathryn M. Austin,	2019	$305,000	$101,413	$53,430	$459,843
President, Chief Executive Officer	2018	$282,500	$101,935	$52,858	$437,293
and Director, Community Bancorp.
and Community National Bank

Louise M. Bonvechio,	2019	$187,500	$61,799	$36,123	$285,422
Corporate Secretary and Treasurer,	2018	$176,000	$63,270	$34,486	$273,756
Community Bancorp., Executive Vice
President, Chief Financial Officer and
Cashier, Community National Bank

(1)	Amounts shown include voluntary salary deferrals under the Company’s Retirement Savings (401(k)) Plan.
(2)
Represents cash bonuses earned under the Officer Incentive Plan, described below, with respect to the 2019 and 2018 annual performance periods, respectively, and paid in February of the following year.

(3)
Amounts shown include discretionary profit-sharing contributions under the Retirement Savings Plan as follows: For 2019: Ms. Austin, $30,000 and Ms. Bonvechio, $27,152 and 2018: Ms. Austin, $29,625 and Ms. Bonvechio, $26,042. Also includes (i) matching employer 401(k) contributions under the Plan as follows: For 2019: Ms. Austin, $7,000 and Ms. Bonvechio, $6,335 and 2018: Ms. Austin, $6,875; Ms. Bonvechio, $5,982.; (ii) the taxable portion of employer-provided term life insurance benefits in excess of $50,000; (iii) for Ms. Austin, includes the taxable fringe benefit for personal use of a bank-owned automobile.

Officer Incentive Plan

The Bank maintains an Officer Incentive Plan for designated executive officers and for other officers and exempt employees, including employees whose compensation is commission-based. Each executive officer, non-executive officer and qualifying exempt employee having at least one year of service is eligible to participate in the plan. There are two separate incentive payment components under the plan, one for designated executive officers and another for all other officers and participating exempt employees.

Executive Officers. Under the executive officers portion of the plan, designated executive officers are eligible to earn a cash bonus equal to a percentage of salary based on attainment of annual weighted performance criteria approved by the Board upon recommendation of the Compensation Committee. Cash bonus awards for the 2019 performance period were based on a combination of (1) the Bank’s September 30 rating issued by IDC Financial Publishing, Inc. (IDC), an industry-wide recognized ranking service, (2) return on average assets, (3) the ratio of non-performing loans as percentage of average loans, (4) the ratio of overhead expense as a percentage of average assets, and (5) a subjective individual performance evaluation by the Board of Directors of the Company. The plan includes threshold, target and “stretch” benchmarks for each performance measure, and those measures are assigned percentage weights in the overall bonus calculation.

The actual amount of bonus earned is determined by applying a “multiplier” to the target award. The multiplier is determined by the extent to which the various performance goals were achieved during the annual performance period. The following table summarizes the 2019 performance measures and actual results used in calculating executive officer bonuses with respect to 2019 performance:

Criteria/Weight	Threshold	Target	Stretch	Actual	Earned	Multiplier

Return on Average Assets	≥ to 1.28%	≥ 1.33%	≥ 1.38%	1.35%	120.00%	36.00%
Percentage reward-30%	40.00%	100.00%	150.00%

I.D.C Rating Superior (200-249)		Superior (250-299)	Superior (300+)	Superior	136.67%	34.17%
Percentage reward-25%	40.00%	100.00%	150.00%	252

Board Subjective Evaluation/20%	3.00	4.00	5.00	4.25	112.50%	22.50%
Percentage reward-20%	40.00%	100.00%	150.00%

Overhead Expense as a % of
Average Assets	2.98%	2.90%	2.82%	2.74%	150.00%	22.50%
Percentage reward-15%	40.00%	100.00%	150.00%

Non-Performing Loans as a % of
Average Loans	1.50%	1.00%	0.50%	.84%	116.00%	11.60%
Percentage reward-10%	40.00%	100.00%	150.00%

Totals = 100.00%						126.77%

The IDC rating, which constitutes one of the performance criteria, takes into account the Bank’s financial performance and risk profile in areas of asset quality, capital, margins, earnings and liquidity. For the twelve months ended September 30, 2019, the Bank earned the IDC rating of “Superior.” Use of a September 30 rating rather than a year-end rating permits the Company to calculate and pay out the executive officer bonuses consistent with the short-term deferral exception under Internal Revenue Code Section 409A, added by the American Jobs Creation Act of 2004, pursuant to which bonuses must be paid out no later than 2-1/2 months following the end of the calendar year in which the bonus was earned.

For 2019, the fixed percentage of salary defining the target award for each of the two executive officers was 25% and the multiplier applied to that salary percentage, based on achievement of 2019 performance targets, was 126.77%, resulting in a bonus of 31.69% of base salary for the two executive officers. The following table shows the bonuses paid under the plan to the two executive officers named in the Summary Compensation Table for services rendered in 2019.

Name	Target Award (1)	Multiplier	Bonus (2)

Kathryn M. Austin	$80,000	126.77%	$101,413
Louise M. Bonvechio	$48,750	126.77%	61,799

Total			$163,212

(1)	25% of base salary at the rate in effect on December 31, 2019.
(2)	Earned for 2019 services and paid in February, 2020.

For the 2018 performance period, the target award for each of the two executive officers was 25% of salary and the applicable multiplier, based on actual attainment of the applicable weighted performance criteria, was 140.60%, resulting in the following bonuses: Ms. Austin, $101,935 and Ms. Bonvechio, $63,270. Incentive bonuses paid to the two executive officers named in the Summary Compensation Table for services rendered in 2019 and 2018 are included in the “Non-Equity Incentive Plan Compensation” column of the Table.

The Compensation Committee periodically reviews the allocation percentages, performance tiers, performance criteria and weightings, and may recommend changes for approval by the Bank’s Board of Directors. The Company’s Board of Directors, in its discretion and in consultation with the Compensation Committee, designates participating executive officers and establishes annually minimum performance targets as well as performance criteria used to determine the incentive bonus pool.

The Plan includes a recoupment provision, which provides that if the Company restates its financial statements, any current or former executive officer who received bonus compensation under the Plan may be required to reimburse the Company with respect to any bonus compensation paid within the preceding three years. Any such reimbursement shall not exceed the amount by which the bonus compensation paid to the executive officer exceeds the amount of bonus compensation (if any) that would have been paid if it had been based upon the financial statements as restated.

Other Officers and Exempt Employees. The Company creates a separate incentive bonus pool under the plan for officers (other than executive officers) and qualifying exempt employees using performance criteria similar to those for executive officers. The target amount of the bonus pool is based on a percentage of the Bank’s net income (1.90% in 2019 and 2.19% for 2018), with a multiplier applied to the target amount, based on the extent to which the specified performance measures were actually achieved during the annual performance period. The resulting bonus pool is generally allocated among participants based on job title and responsibilities. Several officers (but not the executive officers) are eligible to receive individual incentive awards based upon the attainment of specific performance goals. These individual incentives are accounted for in the allotment of shares in the incentive pools and are paid in addition to incentive payouts described above.

Distributions from this pool are ordinarily paid in February for services rendered during the preceding fiscal year.

Retirement Savings Plan

Employees who are age 21 or over and who have completed at least one year of service (as defined in the plan) are eligible to participate in the Community Bancorp. and Designated Subsidiaries’ Retirement Savings Plan. The plan contains features of a so-called 401(k) plan which permit participants to make voluntary compensation deferrals on a tax-deferred and/or after-tax (ROTH) basis. The 401(k) plan maximum per participant contribution limit for 2019 was $19,000 ($25,500 for participants age 50 and older) and is $19,500 ($26,000 for participants age 50 and older) for 2020. During 2019 the Company matched 50 cents for each dollar of compensation deferred, up to 5% of compensation. This same matching contribution percentage is in effect for 2020. The plan also provides for discretionary profit sharing contributions by the Company. During 2019 and 2018, the two executive officers named in the Summary Compensation Table made voluntary salary deferrals and received matching employer contributions. These amounts are reflected in the Table.

Participants are at all times fully vested in their own compensation deferrals and in any rollover contributions from other plans. Vesting in any matching employer contribution begins after one year of service, with full vesting after six years of service. Vesting in any discretionary profit sharing employer contribution begins in the first year of service, with full vesting after six years of service. Participants may direct the investment of their plan account among several funds maintained by the plan trustee, including a Community Bancorp. stock fund. Distributions of accounts are generally deferred until the participant’s death, disability or retirement, except in cases of financial hardship (as defined in the plan). Benefits are subject to income tax upon distribution and certain early withdrawals may be subject to an additional 10% penalty tax. Distribution of plan benefits may be in the form of an annuity, a lump sum in cash, or in certain circumstances, common stock of the Company.

In addition to 401(k) compensation deferrals and matching employer contributions, the plan permits the Company to make a discretionary profit sharing contribution in any year for the account of all participants, including the two executive officers named in the Summary Compensation Table. The amount of the contribution for any year is determined annually based on a calculation of the maximum allowable deductible contribution that the Company is permitted to make on behalf of the executives, but subject to the annual contribution limitations of the Internal Revenue Code. The profit sharing contributions made for 2019 and 2018 to the account of the two executive officers named in the Summary Compensation Table are included in the “All Other Compensation” column of the Table.

Perquisites and Other Personal Benefits

The Company does not generally provide its executive officers with perquisites or other personal benefits such as club memberships, financial planning assistance, tax preparation, living allowances, commuting expenses, or similar benefits not described in this Amendment. However, the Company does provide a Company-owned vehicle to Ms. Austin and pays related gas and maintenance charges. The Company also pays the expenses of the executive officers and their spouses in connection with attendance at certain banking-related functions, such as bankers’ association conventions.

Health and Welfare Benefits

The Company offers the same health and welfare benefits to all salaried and non-salaried employees, although benefits may vary depending on whether the employee is employed full-time or part-time. These benefits include health insurance, life insurance, short-term disability insurance, long-term disability insurance, an employee assistance program, wellness reimbursement, education benefits and combined time off.

Change in Control Agreements

In 2015, the Company entered into change in control agreements with each of our two executive officers named in the 2019 cash compensation table (Kathryn Austin and Louise Bonvechio). As described below, the agreements may require the Company (or a successor company) to make payments to the covered executive officers in the event of the termination of their employment in specified circumstances, either in anticipation of or following a change in control of the Company.

The change in control agreements provide that the executive officer will be entitled to a specified severance payment if her employment is terminated by the Company (or its successor) without “cause” (as defined in the agreement), or the executive terminates her employment with the Company for “good reason” (as defined in the agreement), during the three-year period following a “change in control” (as defined in the agreement). The executive is also entitled to receive the specified severance benefit if her employment is terminated by the Company without cause or by the executive with good reason after public announcement of a proposed change in control and within 120 days prior to occurrence of the change in control. The severance benefit is equal to two times the executive’s highest total annual cash compensation (salary plus cash bonus, if any) in any of the three years immediately preceding the termination and is payable in a lump sum, subject to execution by the executive of a release of claims. The severance benefit is the only benefit payable under the change in control agreements and is in addition to any other compensation and benefits to which the executive is otherwise entitled, including accrued and unpaid salary and vested benefits under any employee compensation plan.

For purposes of the agreements, “cause” means (i) personal dishonesty; (ii) willful misconduct; (ii) incompetence; (iv) breach of fiduciary duty involving personal profit; (v) intentional failure to perform the executive’s stated duties; (vi) willful violation of law; (vii) conviction of, or plea of nolo contendere to a felony; or (viii) material breach of the agreement by the executive. Good reason” means (i) a reduction in the executive’s total annual cash compensation in an amount equal to 15% or more of the executive’s highest total annual cash compensation in any of the preceding three (3) calendar years, unless the reduction is part of a general, non-discriminatory reduction in base salary and/or bonus applicable to all similarly situated officers; (ii) a material reduction in the executive’s authority, duties or responsibilities; (iii) a relocation of the executive’s principal place of employment by more than 75 miles from the Bank’s main office in Derby; or (iv) failure by the Bank or the Company to obtain a written assumption of the agreement from any successor entity.

A “change in control” is defined in the agreements to include (i) a merger, consolidation or plan of share exchange which results in the shareholders of the Company owning less than a majority of the surviving company; (ii) the acquisition by any person or group of more than 50% of the Company’s voting stock; (iii) a sale of substantially all the assets of the Company or the Bank; (iv) liquidation or dissolution of the Company; and (v) a turnover during any two year period of a majority of the members of the Board, other than nominees approved by two-thirds vote of the directors in office at the beginning of the two year period.

The agreements have an initial three year term, with automatic three year renewals on each third anniversary unless notice of termination is provided by either party at least 30 days prior to a renewal date. If a change in control occurs during the term, the agreements will renew automatically for a period of three years following the change in control.

The change in control agreements provide that if the excise tax on excess parachute payments under Internal Revenue Code Sections 280G and 4999 would be imposed, the executive’s severance benefit under the agreement will be reduced to a level at which the excise tax will not apply.

The executives will be subject to certain post-termination confidentiality and non-disparagement covenants.

The following table shows the lump sum cash payments that would be payable under the change in control agreements to the two covered executive officers who are named in the Summary Compensation Table, assuming the executive had experienced a qualifying termination of employment at the end of 2019.

Potential Payments under Change in Control Agreements

Executive Officer	Severance Payment(1)
Kathryn M. Austin	$812,826
Louise M. Bonvechio	$498,598

(1) The amounts shown in the table are for illustrative purposes only, and are equal to two times the named executive officer’s highest total cash compensation (salary plus cash bonus) paid in any of the last three completed fiscal years.

Compensation Committee

The responsibilities of the Company’s Compensation Committee include reviewing and making recommendations to the Board of Directors concerning the compensation of the Company’s executive officers and directors, establishing performance goals under the Officer Incentive Plan and approving matters relating to other compensation plans. The members of the Compensation Committee are Rosemary Lalime (Chair), Thomas Adams, Kathryn Austin, David Bouffard, Aminta Conant, Stephen Marsh and James Wheeler. During 2019, the Committee met three times. The Committee’s charter is available on the Company’s website at www.communitybancorpvt.com.

The information required under paragraphs (3)(4) and (e)(5) of Item 407 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 and 34-83550.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the amount of our common stock beneficially owned by all of our incumbent directors, nominees and executive officers, individually and as a group, as of April 21, 2020. None of our directors or executive officers owns any shares of the Company’s Series A preferred stock. Except as otherwise indicated in the footnotes to the table, the named individuals possess sole voting and investment power over the common shares listed.

	Number of	Percent of
	Shares	Class
Directors and Nominees
Thomas E. Adams (1)	27,734	0.53%
Kathryn M. Austin (2)	57,786	1.10%
David M. Bouffard	1,189	0.02%
Aminta K. Conant (3)	2,565	0.05%
Jacques R. Couture (4)	26,141	0.50%
David Laforce (5)	400	0.01%
Rosemary M. Lalime	62,528	1.19%
Stephen P. Marsh (6)	116,721	2.23%
Emma Marvin (7)	389	0.01%
Dorothy Mitchell	6,766	0.13%
Jeffrey L. Moore (8)	730	0.01%
Fredric Oeschger	87,047	1.66%
James G. Wheeler, Jr.	1,769	0.03%

Non-Director/Nominee Executive Officers
Louise M. Bonvechio (9)	7,051	0.13%

All Directors, Nominees & Executive Officers
as a Group (14 in number) (10)	398,816	7.61%

(1)	Includes 11,545 shares held in an IRA for Mr. Adams’ benefit.
(2)
Includes 13,136 shares as to which voting and investment power is shared and 44,650 shares held indirectly, through participation in the Community Bancorp. stock fund under the Company’s Retirement Savings Plan (the “401(k) Plan”).

(3)	Includes 250 shares held in a family trust as to which voting and investment power is shared.
(4)
Includes (i) 14,357 shares held by Mr. Couture jointly with his wife, as to which voting and investment power is shared; (ii) 3,437 shares held in an IRA for Mr. Couture’s benefit; and (iii) 3,448 shares held in an IRA for the benefit of Mr. Couture’s wife.

(5)	Includes 400 shares held by Mr. Laforce jointly with his wife, as to which voting and investment power is shared.
(6)
Includes (i) 28,556 shares held by Mr. Marsh jointly with his wife, as to which voting and investment power is shared; and (ii) 87,263 shares indirectly owned by Mr. Marsh through his participation in the Community Bancorp. stock fund under the 401(k) Plan. Of the shares listed, 29,058 are pledged as collateral for a loan with a nonaffiliated bank.

(7)	Mrs. Marvin was elected to the board in January 2020.
(8)	Includes 200 shares to which voting and investment power is shared with his partner.
(9)	All such shares are held indirectly through participation in the Community Bancorp. stock fund under the 401(k) Plan.
(10)	Includes 56,899 shares as to which voting and investment power is shared and 138,964 shares held indirectly, through participation in the Community Bancorp. stock fund under the 401(k) Plan.

In addition, as of April 21, 2020, 511,627 shares (10.11%) of the Company’s issued and outstanding common stock were held in fiduciary or custodial capacity by the Company’s affiliated trust and investment management company, CFSG for various beneficial owners, including 488,644 shares, or 10.59%, held on behalf of the 401(k) Plan Trustees and participants. Participants in the Company stock fund under the 401(k) Plan, including the Company’s four executive officers, have the right to vote their proportionate share of the stock held in the fund. The 401(k) Plan Trustees do not generally vote shares of the Company’s common stock unless instructions are received from the participants. Similarly, CFSG does not vote shares of the Company’s common stock held in fiduciary capacity unless voting instructions are received from the beneficial owner.

Except as set forth above, the Company is not aware of any individual, group, corporation or other entity owning beneficially more than 5% of the Company’s outstanding common stock, its only class of voting securities. The Company has no other authorized class of voting securities. The Company has outstanding 15 shares of Series A preferred stock, which are nonvoting except in very limited circumstances affecting the rights of the holders of such shares.

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Director Fredric Oeschger is the President and principal shareholder of Fred’s Plumbing and Heating, Inc., a plumbing and heating contractor and Fred’s Energy, a fuel oil distributor, from which the Company and the Bank purchased plumbing and heating services and heating oil, on arm’s length terms, during 2019.

Director James Wheeler, Jr. is a member of the law firm Downs Rachlin Martin PLLC, which performs various legal services for the Company and the Bank, on arm’s length terms, during 2019.

Some of the Company’s directors and executive officers, and some of the corporations and firms with which these individuals are associated, are deposit customers of Community National Bank in the ordinary course of business, or have loans outstanding from the Bank, and it is anticipated that they will continue to be customers of and indebted to the Bank in the future. All such loans were made in the ordinary course of business, and except as disclosed below, do not involve more than normal risk of collectability or present other unfavorable features, and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable Bank transactions with unaffiliated persons, although directors were generally allowed the lowest interest rate given to others on comparable loans.

Director Independence

Although the Company’s common stock is not listed for trading on the NASDAQ Stock Market, the Board has chosen to evaluate director independence under the applicable NASDAQ standard. Based on the information available to it, the Company’s Board of Directors has determined that each of the incumbent directors is independent within the meaning of the listing standards of NASDAQ, except for President and CEO Kathryn Austin, and director Jacques Couture, who is the brother of the Company’s Corporate Secretary and Treasurer and the Bank’s Executive Vice President and CFO, Louise Bonvechio.

Item 14.  Principal Accounting Fees and Services

The Audit Committee of the Board has appointed BerryDunn as the Company’s independent registered public accounting firm to audit Community Bancorp.’s consolidated financial statements for the year ending December 31, 2020. BerryDunn served as the Company’s independent auditors for 2019 and 2018 and also provided certain tax and other audit-related services in both years. As they have done in previous years, the Audit Committee and Board of Directors will seek a vote of the shareholders to ratify the selection of BerryDunn as the Company’s external auditors for 2020, at the annual meeting of shareholders to be held later this year.

Pre-Approval Required for Services of Independent Auditors

As part of its duties, the Audit Committee is required to pre-approve audit and non-audit services performed by the Company’s independent auditors, in order to ensure that the provision of such services does not impair the auditors’ independence. Under applicable law, certain services may not be performed by the auditors under any circumstances. Consistent with these legal requirements, the Audit Committee’s charter provides that all permitted services must be approved by the Audit Committee in advance. However, the Audit Committee may delegate this authority to a member of the Committee, who is required to inform the entire Committee of any approval taken pursuant to that delegated authority. The Audit Committee does not delegate to management its responsibilities to pre-approve services performed by the independent auditors. Each of the services performed by BerryDunn described under the captions below was pre-approved by the Audit Committee.

Fees Paid to Independent Auditors

The following table summarizes the fees billed for professional services rendered by BerryDunn for each of the last two calendar years:

	December 31,	December 31,
Fees	2019	2018

Audit Fees	$184,501	$180,609
Audit-Related Fees	3,592	4,003
Tax Fees	13,322	28,428
Total	$201,415	$213,040

Audit Fees. The aggregate audit fees billed for professional services rendered by BerryDunn related to the audit of the Company’s annual financial statements included in each of the Company’s Forms 10-K, review of financial statements included in each of the Company’s Forms 10-Q and audit of the Company’s Retirement Savings Plan, for the years ended December 31, 2019 and 2018.

Audit-Related Fees. The aggregate fees billed for assurance and related services rendered by BerryDunn related to the performance of the audit or review of the Company’s financial statements in the years ended December 31, 2019 and 2018. These services related to the application of accounting pronouncements.

Tax Fees. The aggregate tax fees billed for professional services rendered by BerryDunn related to tax compliance, tax advice and tax planning in the years ended December 31, 2019 and 2018. These services included preparation of federal tax returns, review of estimated tax payments, review of compliance with information reporting requirements, tax planning and implementation of tax law changes.

All Other Fees. There were no other fees billed for services provided by BerryDunn, other than the services reported in the paragraphs above, in the years ended December 31, 2019 and 2018.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The following financial statements of the Company were previously filed in Exhibit 13 to the Original Filing:

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
Report of Berry Dunn McNeil & Parker, LLC, independent registered public accountants

(b)  Exhibits

The exhibits listed in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of the Original Filing were filed or incorporated by reference as part of the Original Filing and the exhibits listed below are filed herewith as part of this Amendment:

Exhibit 31(i) - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(ii) - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

(c) Schedules

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP.
/s/Kathryn M. Austin	Date: April 27, 2020
Kathryn M. Austin, President and Chief
Executive Officer (Principal Executive Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

* Other than exhibits contained in or incorporated by reference in the Original Filing.