Form 10-Q
period 2020-03-31
COMMUNITY BANCORP /VT
filed 2020-05-11
CIK 718413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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
YES (  )     NO(X)

At May 05, 2020, there were 5,257,359 shares outstanding of the Corporation's common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	March 31,	December 31,
Consolidated Balance Sheets	2020	2019
	(Unaudited)

Assets
Cash and due from banks	$8,957,754	$10,263,535
Federal funds sold and overnight deposits	29,672,723	38,298,677
Total cash and cash equivalents	38,630,477	48,562,212
Securities available-for-sale	41,870,209	45,966,750
Restricted equity securities, at cost	1,414,950	1,431,850
Loans held-for-sale	667,000	0
Loans	634,414,690	606,988,937
Allowance for loan losses	(6,186,764)	(5,926,491)
Deferred net loan costs	355,638	362,415
Net loans	628,583,564	601,424,861
Bank premises and equipment, net	10,789,719	10,959,403
Accrued interest receivable	2,890,552	2,336,553
Bank owned life insurance	4,924,090	4,903,012
Goodwill	11,574,269	11,574,269
Other real estate owned	781,238	966,738
Other assets	9,566,186	9,829,671
Total assets	$751,692,254	$737,955,319

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$124,080,117	$125,089,403
Interest-bearing transaction accounts	184,978,145	185,102,333
Money market funds	96,907,876	91,463,661
Savings	101,646,285	97,167,652
Time deposits, $250,000 and over	17,007,994	14,565,559
Other time deposits	93,524,279	101,632,760
Total deposits	618,144,696	615,021,368
Borrowed funds	22,650,000	2,650,000
Repurchase agreements	22,910,735	33,189,848
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	4,516,331	5,312,424
Total liabilities	681,108,762	669,060,640

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 15 shares issued and outstanding
At 03/31/20 and 12/31/19 ($100,000 liquidation value, per share)	1,500,000	1,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,466,043
shares issued at 03/31/20 and 5,449,857 shares issued at 12/31/19	13,665,108	13,624,643
Additional paid-in capital	33,678,193	33,464,381
Retained earnings	23,515,839	22,667,949
Accumulated other comprehensive income	847,129	260,483
Less: treasury stock, at cost; 210,101 shares at 03/31/20 and 12/31/19	(2,622,777)	(2,622,777)
Total shareholders' equity	70,583,492	68,894,679
Total liabilities and shareholders' equity	$751,692,254	$737,955,319

Book value per common share outstanding	$13.14	$12.86

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended March 31,
Consolidated Statements of Income	2020	2019
(Unaudited)

Interest income
Interest and fees on loans	$7,365,961	$7,210,810
Interest on taxable debt securities	284,756	248,108
Dividends	24,425	25,959
Interest on federal funds sold and overnight deposits	97,010	213,491
Total interest income	7,772,152	7,698,368

Interest expense
Interest on deposits	1,249,537	1,282,960
Interest on borrowed funds	12,795	5,137
Interest on repurchase agreements	59,535	72,831
Interest on junior subordinated debentures	154,526	177,612
Total interest expense	1,476,393	1,538,540

Net interest income	6,295,759	6,159,828
Provision for loan losses	376,503	212,503
Net interest income after provision for loan losses	5,919,256	5,947,325

Non-interest income
Service fees	806,211	790,366
Income from sold loans	140,463	103,087
Other income from loans	220,467	138,744
Other income	186,566	286,503
Total non-interest income	1,353,707	1,318,700

Non-interest expense
Salaries and wages	1,886,316	1,842,930
Employee benefits	798,441	776,340
Occupancy expenses, net	683,235	690,829
Other expenses	1,725,227	1,845,825
Total non-interest expense	5,093,219	5,155,924

Income before income taxes	2,179,744	2,110,101
Income tax expense	318,505	338,196
Net income	$1,861,239	$1,771,905

Earnings per common share	$0.35	$0.34
Weighted average number of common shares
used in computing earnings per share	5,245,216	5,180,334
Dividends declared per common share	$0.19	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended March 31,
	2020	2019

Net income	$1,861,239	$1,771,905

Other comprehensive income, net of tax:
Unrealized holding gain on securities AFS arising during the period	742,589	571,759
Tax effect	(155,943)	(120,069)
Other comprehensive income, net of tax	586,646	451,690
Total comprehensive income	$2,447,885	$2,223,595

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended March 31, 2020
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2020	$13,624,643	$1,500,000	$33,464,381	$22,667,949	$260,483	$(2,622,777)	$68,894,679

Issuance of common stock	40,465		213,812				254,277
Cash dividends declared
Common stock				(995,536)			(995,536)
Preferred stock				(17,813)			(17,813)
Comprehensive income
Net income				1,861,239			1,861,239
Other comprehensive income					586,646		586,646

March 31, 2020	$13,665,108	$1,500,000	$33,678,193	$23,515,839	$847,129	$(2,622,777)	$70,583,492

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

*Accumulated other comprehensive income (loss)

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net income	$1,861,239	$1,771,905
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	232,759	236,438
Provision for loan losses	376,503	212,503
Deferred income tax	(61,497)	(3,995)
Gain on sale of loans	(51,183)	(22,602)
Gain on sale of OREO	(7,799)	0
Income from CFS Partners	(91,909)	(177,420)
Amortization of bond premium, net	13,315	31,611
Proceeds from sales of loans held for sale	3,736,533	769,622
Originations of loans held for sale	(4,352,350)	(747,020)
Increase in taxes payable	295,831	264,164
Increase in interest receivable	(553,999)	(257,600)
Decrease in mortgage servicing rights	24,285	38,554
Decrease in right-of-use assets	60,825	57,216
Decrease in operating lease liabilities	(60,219)	(55,014)
(Increase) decrease in other assets	(143,340)	282,292
Increase in cash surrender value of BOLI	(21,078)	(21,635)
Amortization of limited partnerships	84,171	78,027
Decrease (increase) in unamortized loan costs	6,777	(1,537)
(Decrease) increase in interest payable	(6,398)	35,102
Decrease in accrued expenses	(411,204)	(444,039)
Decrease in other liabilities	(23,573)	(8,027)
Net cash provided by operating activities	907,689	2,038,545

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	5,817,816	701,657
Purchases	(992,000)	(1,498,000)
Proceeds from redemption of restricted equity securities	361,600	383,500
Purchases of restricted equity securities	(344,700)	0
Decrease in limited partnership contributions payable	(288,000)	0
Increase in loans, net	(27,559,512)	(564,060)
Capital expenditures net of proceeds from sales of bank
premises and equipment	(123,901)	(272,864)
Proceeds from sales of OREO	193,299	0
Recoveries of loans charged off	17,531	20,320
Net cash used in investing activities	(22,917,867)	(1,229,447)

	2020	2019

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(1,133,474)	(26,180,086)
Net increase in money market and savings accounts	9,922,848	13,450,476
Net decrease in time deposits	(5,666,046)	(5,159,073)
Net (decrease) increase in repurchase agreements	(10,279,113)	2,313,304
Net increase in short-term borrowings	20,000,000	0
Decrease in finance lease obligations	(14,987)	(30,251)
Redemption of preferred stock	0	(500,000)
Dividends paid on preferred stock	(17,813)	(27,500)
Dividends paid on common stock	(732,972)	(688,701)
Net cash provided by (used in) financing activities	12,078,443	(16,821,831)

Net decrease in cash and cash equivalents	(9,931,735)	(16,012,733)
Cash and cash equivalents:
Beginning	48,562,212	67,934,815
Ending	$38,630,477	$51,922,082

Supplemental Schedule of Cash Paid During the Period:
Interest	$1,482,791	$1,503,438

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities AFS	$742,589	$571,759

Common Shares Dividends Paid:
Dividends declared	$995,536	$983,122
(Increase) decrease in dividends payable attributable to dividends declared	(8,287)	18,605
Dividends reinvested	(254,277)	(313,026)
	$732,972	$688,701

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Consolidation and Certain Definitions

Basis of Presentation and Consolidation. The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial condition and results of operations of the Company and its subsidiary, Community National Bank (the Bank), contained herein have been made. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 contained in the Company's Annual Report on Form 10-K. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full annual period ending December 31, 2020, or for any other interim period.

Certain amounts in the 2019 consolidated financial statements have been reclassified to conform to the 2020 presentation. Reclassifications had no effect on prior period net income or shareholders’ equity.

The Company is considered a “smaller reporting company” under the disclosure rules of the SEC, as amended in 2018. Accordingly, the Company has elected to provide its audited consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two year, rather than a three year, period, and provides smaller reporting company scaled disclosures where management deems it appropriate.

In addition to the definitions provided elsewhere in this quarterly report, the definitions, acronyms and abbreviations identified below are used throughout this report, including in Part I. “Financial Information” and Part II. “Other Information”, and are intended to aid the reader and provide a reference page when reviewing this report.

ABS:	Asset backed security	FHLBB:	Federal Home Loan Bank of Boston
ACBB:	Atlantic Community Bankers Bank	FHLMC:	Federal Home Loan Mortgage Corporation
AFS:	Available-for-sale	FOMC:	Federal Open Market Committee
Agency MBS:	MBS issued by a US government agency	FRB:	Federal Reserve Board
	or GSE	FRBB:	Federal Reserve Bank of Boston
ALCO:	Asset Liability Committee	GAAP:	Generally Accepted Accounting Principles
ALL:	Allowance for loan losses		in the United States
AOCI:	Accumulated other comprehensive income	GSE:	Government sponsored enterprise
ASC:	Accounting Standards Codification	HTM:	Held-to-maturity
ASU:	Accounting Standards Update	ICS:	Insured Cash Sweeps of the Promontory
Bancorp:	Community Bancorp.		Interfinancial Network
Bank:	Community National Bank	IRS:	Internal Revenue Service
BHG:	Bankers Healthcare Group	JNE:	Jobs for New England
BIC:	Borrower-in-Custody	Jr:	Junior
Board:	Board of Directors	MBS:	Mortgage-backed security
BOLI:	Bank owned life insurance	MPF:	Mortgage Partnership Finance
bp or bps:	Basis point(s)	MSRs:	Mortgage servicing rights
CARES ACT:	Coronavirus Aid, Relief and Economic	NII:	Net interest income
	Security Act	NMTC:	New Market Tax Credits
CBLR:	Community Bank Leverage Ratio	OAS:	Other amortizing security
CDARS:	Certificate of Deposit Accounts Registry	OCI:	Other comprehensive income (loss)
	Service of the Promontory Interfinancial	OREO:	Other real estate owned
	Network	OTTI:	Other-than-temporary impairment
CDs:	Certificates of deposit	PMI:	Private mortgage insurance
CDI:	Core deposit intangible	PPP:	Paycheck Protection Program
CECL:	Current Expected Credit Loss	PPPLF:	PPP Liquidity Facility of the FRB
CFSG:	Community Financial Services Group, LLC	RD:	USDA Rural Development
CFS Partners:	Community Financial Services Partners,	SBA:	U.S. Small Business Administration
	LLC	SEC:	U.S. Securities and Exchange Commission
Company:	Community Bancorp. and Subsidiary	SERP:	Supplemental Employee Retirement Plan
COVID-19:	Coronavirus Disease 2019	TDR:	Troubled-debt restructuring
CRE:	Commercial Real Estate	USDA:	U.S. Department of Agriculture
DDA or DDAs:	Demand Deposit Account(s)	VA:	U.S. Veterans Administration
DTC:	Depository Trust Company	2017 Tax Act:	Tax Cut and Jobs Act of 2017
DRIP:	Dividend Reinvestment Plan	2018	Economic Growth, Regulatory Relief and
Exchange Act:	Securities Exchange Act of 1934	Regulatory	Consumer Protection Act of 2018
FASB:	Financial Accounting Standards Board	Relief Act:
FDIC:	Federal Deposit Insurance Corporation

Note 2. Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, and on March 13, 2020 President Trump declared the pandemic to be a national emergency.  The COVID-19 pandemic has adversely affected, and may continue to adversely affect, economic activity globally, nationally and locally. Government actions taken to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on financial markets and the economy, including the local economy in the Company’s Vermont markets, with adverse effects on business and consumer confidence generally, and on the Company’s customers, and their employees, suppliers, vendors and processors. Forced closures of businesses have resulted in sharp increases in unemployment.

In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00 percent on March 3, 2020 for the first time. On March 3, 2020, the FOMC reduced the targeted federal funds interest rate range by 50 bps to 1.00% to 1.25%. This range was further reduced to 0 percent to 0.25% on March 16, 2020. On April 29, 2020, the FOMC indicated that the federal funds target rate range will remain unchanged until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals.

On March 27, 2020, the CARES Act was enacted to provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. These reductions in interest rates and other effects of the COVID-19 pandemic will adversely affect the Company's business, financial condition and results of operations in future periods. It is unknown how long the adverse economic conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company.  Due to the inherent economic and other uncertainties related to the COVID-19 pandemic, it is reasonably possible that estimates made in the Company’s consolidated financial statements could be materially and adversely impacted in the near term as a result of the pandemic, including expected credit losses on loan receivables.

Note 3. Recent Accounting Developments

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued to reduce the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, step two of the goodwill impairment test was eliminated. Instead, a company will recognize an impairment of goodwill should the carrying value of a reporting unit exceed its fair value (i.e., step one). As initially proposed, the ASU was to be effective for the Company on January 1, 2020, however similar to ASU No. 2016-13, the effective date for this ASU was also extended with a revised effective date of January 1, 2023. The Company early adopted this ASU on January 1, 2020, and prospectively the Company will no longer give considerations to “Step 2” when performing its annual goodwill impairment test.

The Company has goodwill from its acquisition of LyndonBank in 2007 and performs an impairment test annually or more frequently if circumstances warrant (see Note 7).

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The ASU became effective for the Company on January 1, 2020. The impact of adopting this ASU was not material to the Company’s consolidated financial statements.

On March 22, 2020, federal banking regulators issued an interagency statement providing guidance on accounting for loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term (that is, six months or less) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant, provided that the loan is less than 30 days past due at the time a modification program is implemented. The banking agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC No. 310-40, Receivables – Troubled Debt Restructurings by Creditors.

Note 4.  Earnings per Common Share

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended March 31,	2020	2019

Net income, as reported	$1,861,239	$1,771,905
Less: dividends to preferred shareholders	17,813	27,500
Net income available to common shareholders	$1,843,426	$1,744,405
Weighted average number of common shares
used in calculating earnings per share	5,245,216	5,180,334
Earnings per common share	$0.35	$0.34

Note 5.  Investment Securities

Debt securities as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2020
U.S. GSE debt securities	$13,629,991	$243,435	$98	$13,873,328
Agency MBS	15,156,225	506,237	50,361	15,612,101
ABS and OAS	2,602,677	128,155	0	2,730,832
Other investments	9,409,000	244,948	0	9,653,948
Total	$40,797,893	$1,122,775	$50,459	$41,870,209

December 31, 2019
U.S. GSE debt securities	$18,002,549	$99,743	$40,672	$18,061,620
Agency MBS	16,169,819	86,874	51,318	16,205,375
ABS and OAS	2,799,657	55,418	2,166	2,852,909
Other investments	8,665,000	181,846	0	8,846,846
Total	$45,637,025	$423,881	$94,156	$45,966,750

Investments pledged as collateral for repurchase agreements consisted of U.S. GSE debt securities, Agency MBS, ABS and OAS, and CDs. These repurchase agreements mature daily. These investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

March 31, 2020	$40,797,893	$41,870,209
December 31, 2019	45,637,025	45,966,750

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
March 31, 2020
Due in one year or less	$3,747,350	$3,770,276
Due from one to five years	8,427,000	8,673,422
Due from five to ten years	12,460,639	12,783,926
Due after ten years	1,006,679	1,030,484
Agency MBS	15,156,225	15,612,101
Total	$40,797,893	$41,870,209

December 31, 2019
Due in one year or less	$2,760,515	$2,766,254
Due from one to five years	9,674,948	9,862,450
Due from five to ten years	15,042,170	15,147,201
Due after ten years	1,989,573	1,985,470
Agency MBS	16,169,819	16,205,375
Total	$45,637,025	$45,966,750

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
March 31, 2020
U.S. GSE debt securities	$615,286	$98	$0	$0	1	$615,286	$98
Agency MBS	970,720	19,703	894,000	30,658	6	1,864,720	50,361
Total	$1,586,006	$19,801	$894,000	$30,658	7	$2,480,006	$50,459

December 31, 2019
U.S. GSE debt securities	$7,964,192	$40,672	$0	$0	7	$7,964,192	$40,672
Agency MBS	5,273,683	24,648	2,920,091	26,670	13	8,193,774	51,318
ABS and OAS	1,000,490	2,166	0	0	1	1,000,490	2,166
Total	$14,238,365	$67,486	$2,920,091	$26,670	21	$17,158,456	$94,156

The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates its debt securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition. As of March 31, 2020 and December 31, 2019, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be OTTI.

Note 6. Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	March 31,	December 31,
	2020	2019

Commercial & industrial	$108,458,404	$98,930,831
Commercial real estate	256,814,702	246,282,726
Municipal	59,649,823	55,817,206
Residential real estate - 1st lien	163,328,266	158,337,296
Residential real estate - Jr lien	42,030,798	43,230,873
Consumer	4,132,697	4,390,005
Total loans	634,414,690	606,988,937
Deduct (add):
ALL	6,186,764	5,926,491
Deferred net loan costs	(355,638)	(362,415)
Net loans	$628,583,564	$601,424,861

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

							90 Days or
		90 Days	Total			Non-Accrual	More and
March 31, 2020	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$3,131,271	$62,743	$3,194,014	$105,264,390	$108,458,404	$445,392	$9,537
Commercial real estate	1,142,631	373,818	1,516,449	255,298,253	256,814,702	1,556,536	0
Municipal	0	0	0	59,649,823	59,649,823	0	0
Residential real estate
- 1st lien	3,000,591	1,466,837	4,467,428	158,860,838	163,328,266	2,305,917	872,541
- Jr lien	363,312	206,656	569,968	41,460,830	42,030,798	398,376	0
Consumer	29,376	0	29,376	4,103,321	4,132,697	0	0
Totals	$7,667,181	$2,110,054	$9,777,235	$624,637,455	$634,414,690	$4,706,221	$882,078

							90 Days or
		90 Days	Total			Non-Accrual	More and
December 31, 2019	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$68,532	$44,503	$113,035	$98,817,796	$98,930,831	$480,083	$0
Commercial real estate	1,690,307	151,723	1,842,030	244,440,696	246,282,726	1,600,827	0
Municipal	0	0	0	55,817,206	55,817,206	0	0
Residential real estate
- 1st lien	3,871,045	1,217,098	5,088,143	153,249,153	158,337,296	2,112,267	530,046
- Jr lien	331,416	147,976	479,392	42,751,481	43,230,873	240,753	112,386
Consumer	49,607	0	49,607	4,340,398	4,390,005	0	0
Totals	$6,010,907	$1,561,300	$7,572,207	$599,416,730	$606,988,937	$4,433,930	$642,432

For all loan segments, loans over 30 days past due are considered delinquent.

As of the balance sheet dates presented, residential mortgage loans in process of foreclosure consisted of the following:

	Number of loans	Balance

March 31, 2020	8	$394,086
December 31, 2019	9	495,943

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

Impaired loans also include troubled loans that are restructured. A TDR occurs when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that would otherwise not be granted. TDRs may include the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan’s terms, or a combination of the two. As described above in Note 3, under March 2020 guidance from the federal banking agencies and concurrence by the FASB, certain short-term loan accommodations made in good faith for borrowers experiencing financial difficulties due to the COVID-19 health emergency will not be considered TDRs.

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

The tables below summarize changes in the ALL and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended March 31, 2020

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$836,766	$3,181,646	$0	$1,388,564	$289,684	$51,793	$178,038	$5,926,491
Charge-offs	0	0	0	(77,696)	(28,673)	(27,391)	0	(133,760)
Recoveries	0	0	0	3,334	3,367	10,829	0	17,530
Provision (credit)	30,901	141,408	0	163,074	21,403	18,486	1,231	376,503
ALL ending balance	$867,667	$3,323,054	$0	$1,477,276	$285,781	$53,717	$179,269	$6,186,764

ALL evaluated for impairment
Individually	$0	$0	$0	$119,355	$477	$0	$0	$119,832
Collectively	867,667	3,323,054	0	1,357,921	285,304	53,717	179,269	6,066,932
Total	$867,667	$3,323,054	$0	$1,477,276	$285,781	$53,717	$179,269	$6,186,764

Loans evaluated for impairment
Individually	$392,187	$1,650,748	$0	$4,781,243	$314,521	$0		$7,138,699
Collectively	108,066,217	255,163,954	59,649,823	158,547,023	41,716,277	4,132,697		627,275,991
Total	$108,458,404	$256,814,702	$59,649,823	$163,328,266	$42,030,798	$4,132,697		$634,414,690

As of or for the year ended December 31, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$697,469	$3,019,868	$0	$1,421,494	$273,445	$56,787	$133,478	$5,602,541
Charge-offs	(175,815)	(116,186)	0	(242,244)	(222,999)	(102,815)	0	(860,059)
Recoveries	10,768	50,388	0	15,776	2,200	38,710	0	117,842
Provision	304,344	227,576	0	193,538	237,038	59,111	44,560	1,066,167
ALL ending balance	$836,766	$3,181,646	$0	$1,388,564	$289,684	$51,793	$178,038	$5,926,491

ALL evaluated for impairment
Individually	$0	$0	$0	$103,836	$712	$0	$0	$104,548
Collectively	836,766	3,181,646	0	1,284,728	288,972	51,793	178,038	5,821,943
Total	$836,766	$3,181,646	$0	$1,388,564	$289,684	$51,793	$178,038	$5,926,491

Loans evaluated for impairment
Individually	$420,933	$1,699,238	$0	$4,471,902	$156,073	$0		$6,748,146
Collectively	98,509,898	244,583,488	55,817,206	153,865,394	43,074,800	4,390,005		600,240,791
Total	$98,930,831	$246,282,726	$55,817,206	$158,337,296	$43,230,873	$4,390,005		$606,988,937

As of or for the three months ended March 31, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total
ALL beginning balance	$697,469	$3,019,868	$0	$1,421,494	$273,445	$56,787	$133,478	$5,602,541
Charge-offs	0	0	0	(74,731)	0	(32,791)	0	(107,522)
Recoveries	9,077	0	0	2,497	485	8,261	0	20,320
Provision (credit)	(29,782)	133,288	0	57,872	(8,927)	17,458	42,594	212,503
ALL ending balance	$676,764	$3,153,156	$0	$1,407,132	$265,003	$49,715	$176,072	$5,727,842

Impaired loans, by portfolio segment, were as follows:

	As of March 31, 2020
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment(1)	Balance	Allowance	Investment (1)(2)	Recognized(2)
Related allowance recorded
Residential real estate
- 1st lien	$968,459	$991,113	$119,355	$923,449	$20,431
- Jr lien	5,686	5,683	477	5,904	144
Total with related allowance	974,145	996,796	119,832	929,353	20,575

No related allowance recorded
Commercial & industrial	392,187	424,442		406,560	0
Commercial real estate	1,651,247	2,004,694		1,675,509	3,542
Residential real estate
- 1st lien	3,834,253	4,609,223		3,724,607	51,612
- Jr lien	308,838	350,313		229,405	0
Total with no related allowance	6,186,525	7,388,672		6,036,081	55,154

Total impaired loans	$7,160,670	$8,385,468	$119,832	$6,965,434	$75,729

(1) Recorded investment in impaired loans as of March 31, 2020 includes accrued interest receivable and deferred net loan costs of $21,971.
(2) For the three months ended March 31, 2020

	As of December 31, 2019			2019
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment(1)	Balance	Allowance	Investment(1)(2)	Recognized(2)

Related allowance recorded
Commercial & industrial	$0	$0	$0	$32,466	$0
Commercial real estate	0	0	0	97,720	0
Residential real estate
- 1st lien	878,439	902,000	103,836	982,158	86,039
- Jr lien	6,121	6,101	712	6,869	648
Total with related allowance	884,560	908,101	104,548	1,119,213	86,687

No related allowance recorded
Commercial & industrial	420,933	445,509		307,208	6,396
Commercial real estate	1,699,772	2,031,764		1,812,836	21,591
Residential real estate
- 1st lien	3,614,960	4,273,884		3,778,822	212,883
- Jr lien	149,972	157,754		224,938	4,524
Total with no related allowance	5,885,637	6,908,911		6,123,804	245,394

Total impaired loans	$6,770,197	$7,817,012	$104,548	$7,243,017	$332,081

(1) Recorded investment in impaired loans as of December 31, 2019 includes accrued interest receivable and deferred net loan costs of $22,051.
(2) For the year ended December 31, 2019

	As of March 31, 2019
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment(1)	Balance	Allowance	Investment(1)(2)	Recognized(2)

Related allowance recorded
Commercial real estate	$488,601	$499,540	$7,375	$244,300	$0
Residential real estate
- 1st lien	911,245	929,119	115,494	926,805	17,944
- Jr lien	6,932	6,923	815	7,101	171
Total with related allowance	1,406,778	1,435,582	123,684	1,178,206	18,115

No related allowance recorded
Commercial & industrial	39,587	63,477		50,216	0
Commercial real estate	1,713,077	1,971,060		1,730,700	5,067
Residential real estate
- 1st lien	3,596,317	4,315,339		3,530,717	56,132
- Jr lien	296,080	338,447		304,076	0
Total with no related allowance	5,645,061	6,688,323		5,615,709	61,199

	$7,051,839	$8,123,905	$123,684	$6,793,915	$79,314

(1) Recorded investment in impaired loans as of March 31, 2020 includes accrued interest receivable and deferred net loan costs of $16,325.
(2) For the three months ended March 31, 2019

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of March 31, 2020

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$103,861,820	$245,271,475	$59,649,823	$159,824,138	$41,594,537	$4,132,697	$614,334,490
Group B	2,980,190	5,753,517	0	0	0	0	8,733,707
Group C	1,616,394	5,789,710	0	3,504,128	436,261	0	11,346,493
Total	$108,458,404	$256,814,702	$59,649,823	$163,328,266	$42,030,798	$4,132,697	$634,414,690

As of December 31, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$93,774,871	$233,702,063	$55,817,206	$154,770,678	$42,725,543	$4,390,005	$585,180,366
Group B	3,295,223	4,517,811	0	0	0	0	7,813,034
Group C	1,860,737	8,062,852	0	3,566,618	505,330	0	13,995,537
Total	$98,930,831	$246,282,726	$55,817,206	$158,337,296	$43,230,873	$4,390,005	$606,988,937

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

The Company has adopted the TDR guidance issued by the federal banking agencies in March 2020 regarding the treatment of certain short-term loan modifications relating to the COVID-19 pandemic (See Note 3). Under this guidance, qualifying concessions and modifications are not considered TDRs. As of March 31, 2020, the Company had granted short term loan concessions and/or modifications within the terms of this guidance as to 380 borrowers, with respect to loans having an aggregate principal amount of $86.6 million. These loans may bear a higher risk of default in future periods.

New TDRs, by portfolio segment, during the periods presented were as follows:

Three months ended March 31, 2020
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate
- 1st lien	3	$168,109	$196,478

	Year ended December 31, 2019
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial & industrial	6	$371,358	$372,259
Commercial real estate	1	19,266	21,628
Residential real estate
- 1st lien	6	755,476	798,800
- Jr lien	1	55,557	57,415
	14	$1,201,657	$1,250,102

	Three months ended March 31, 2019
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial real estate	1	$19,265	$21,628
Residential real estate
- 1st lien	1	95,899	96,369
	2	$115,164	$117,997

The TDRs for which there was a payment default during the twelve month periods presented were as follows:

For the twelve months ended March 31, 2020

	Number of	Recorded
	Contracts	Investment

Commercial real estate	1	$376,864

For the twelve months ended December 31, 2019
	Number of	Recorded
	Contracts	Investment

Commercial & industrial	2	$27,818
Residential real estate
- 1st lien	1	227,907
- Jr lien	1	55,010
	4	$310,735

For the twelve months ended March 31, 2019	Number of	Recorded
	Contracts	Investment

Commercial real estate	1	$392,719

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

The specific allowances within the ALL related to TDRs as of the balance sheet dates are presented in the table below.

	March 31,	December 31,
	2020	2019

Specific Allocation	$119,832	$104,548

As of the balance sheet dates, the Company evaluates whether it is contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans. The Company is contractually committed to lend on one SBA guaranteed line of credit to a borrower whose lending relationship was previously restructured.

Note 7. Goodwill and Other Intangible Assets

As a result of a merger with LyndonBank on December 31, 2007, the Company recorded goodwill amounting to $11,574,269. The goodwill is not amortizable and is not deductible for tax purposes.

As of December 31, 2019, the most recent evaluation, management concluded that no impairment existed. Management evaluates its goodwill intangible for impairment at least annually, or more frequently as circumstances warrant, including, as applicable, circumstances arising out of the COVID-19 pandemic, including the disruptions to the economy and increased volatility in the financial markets and related impacts on the Company's business.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below. There were no Level 1 or Level 3 assets or liabilities measured on a recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between Levels during 2020 or 2019.

Level 2	March 31, 2020	December 31, 2019
Assets: (market approach)
U.S. GSE debt securities	$13,873,328	$18,061,620
Agency MBS	15,612,101	16,205,375
ABS and OAS	2,730,832	2,852,909
Other investments	9,653,948	8,846,846
Total	$41,870,209	$45,966,750

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following table includes assets measured at fair value on a non-recurring basis that have had a fair value adjustment since their initial recognition. Impaired loans measured at fair value only include collateral-dependent impaired loans with a related specific allocation with the ALL and are presented net of specific allowances as disclosed in Note 6. There were no fair value adjustments to such impaired loans for the periods presented in the table below.

Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy level, are summarized below. There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between levels during 2020 or 2019.

Level 2	March 31, 2020	December 31, 2019
Assets: (market approach)
Loans held-for-sale	$667,000	$0
MSRs (1)	915,292	939,577
OREO	781,238	966,738

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company's financial instruments were as follows:

March 31, 2020		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$38,630	$38,630	$0	$0	$38,630
Debt securities AFS	41,870	0	41,870	0	41,870
Restricted equity securities	1,415	0	1,415	0	1,415
Loans and loans held-for-sale, net of ALL
Commercial & industrial	107,556	0	0	107,359	107,359
Commercial real estate	253,412	0	0	252,713	252,713
Municipal	59,650	0	0	60,089	60,089
Residential real estate - 1st lien	162,467	0	0	163,812	163,812
Residential real estate - Jr lien	41,732	0	0	41,762	41,762
Consumer	4,078	0	0	4,091	4,091
MSRs (1)	915	0	1,148	0	1,148
Accrued interest receivable	2,891	0	2,891	0	2,891

Financial liabilities:
Deposits
Other deposits	616,447	0	618,480	0	618,480
Brokered deposits	1,698	0	1,709	0	1,709
Short-term borrowings	20,000	0	20,000	0	20,000
Long-term borrowings	2,650	0	2,512	0	2,512
Repurchase agreements	22,911	0	22,911	0	22,911
Operating lease obligations	1,203	0	1,203	0	1,203
Finance lease obligations	85	0	85	0	85
Subordinated debentures	12,887	0	11,717	0	11,717
Accrued interest payable	133	0	133	0	133

(1)
Reported fair value represents all MSRs for loans serviced by the Company at March 31, 2020, regardless of carrying amount.

December 31, 2019		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$48,562	$48,562	$0	$0	$48,562
Debt securities AFS	45,967	0	45,967	0	45,967
Restricted equity securities	1,432	0	1,432	0	1,432
Loans and loans held-for-sale, net of ALL
Commercial & industrial	98,062	0	0	97,356	97,356
Commercial real estate	243,022	0	0	242,735	242,735
Municipal	55,817	0	0	55,867	55,867
Residential real estate - 1st lien	156,897	0	0	156,520	156,520
Residential real estate - Jr lien	42,927	0	0	42,950	42,950
Consumer	4,337	0	0	4,306	4,306
MSRs (1)	940	0	1,250	0	1,250
Accrued interest receivable	2,337	0	2,337	0	2,337

Financial liabilities:
Deposits
Other deposits	603,872	0	604,267	0	604,267
Brokered deposits	11,149	0	11,153	0	11,153
Long-term borrowings	2,650	0	2,427	0	2,427
Repurchase agreements	33,190	0	33,190	0	33,190
Operating lease obligations	1,263	0	1,263	0	1,263
Finance lease obligations	100	0	100	0	100
Subordinated debentures	12,887	0	12,831	0	12,831
Accrued interest payable	139	0	139	0	139

(1)
Reported fair value represents all MSRs for loans serviced by the Company at December 31, 2018, regardless of carrying amount.

Note 9. Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

	Three Months Ended	Year Ended
	March 31, 2020	December 31, 2019

Balance at beginning of year	$939,577	$1,004,948
MSRs capitalized	30,653	114,580
MSRs amortized	(54,938)	(179,951)
Balance at end of period	$915,292	$939,577

There was no valuation allowance recorded for MSRs for the periods presented.

Note 10. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 11. Subsequent Event

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP. On March 12, 2020, the Company’s Board declared a cash dividend of $0.19 per common share, payable May 1, 2020 to shareholders of record as of April 15, 2020. This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.
As of May 5, 2020, the Company had received approval from the SBA for approximately 700 applications for PPP loans under the CARES Act with respect to approximately $95 million in loans. In addition, in April, 2020, the Company qualified to obtain loan advances through the FRB’s PPPLF to fund its PPP lending activities, but had no outstanding balance under that facility as of May 5, 2020.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Period Ended March 31, 2020

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly-owned subsidiary, Community National Bank, as of March 31, 2020 and December 31, 2019, and its consolidated results of operations for the three-month interim period presented.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2019 Annual Report on Form 10-K filed with the SEC.

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

Forward-looking statements are not guarantees of future performance. They necessarily involve risks, uncertainties and assumptions. Examples of forward looking statements included in this discussion include, but are not limited to, statements regarding the potential effects of the COVID-19 pandemic on our business, financial condition, results of operations and prospects; the estimated contingent liability related to assumptions made within the asset/liability management process; management's expectations as to the future interest rate environment and the Company's related liquidity level; credit risk expectations relating to the Company's loan portfolio and its participation in the FHLBB MPF program; and management's general outlook for the future performance of the Company or the local or national economy. Although forward-looking statements are based on management's expectations and estimates as of the date they are made, many of the factors that could influence or determine actual results are unpredictable and not within the Company's control.

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
●
the planned phase out the LIBOR by the end of 2021, which could adversely affect the Company’s interest costs in future periods on its $12,887,000 in principal amount of Junior Subordinated Debentures due December 12, 2037, which currently bear interest at a variable rate, adjusted quarterly, equal to 3-month LIBOR, plus 2.85%;
●
the effect of COVID-19 on our Company, the communities where we have branches, the State of Vermont and the national and global economies and overall stability of the financial markets;
●
government and regulatory responses to the COVID-19 pandemic;
●
operational and internal system failures due to changes in normal business practices, including remote working for Company staff;
●
increased cybercrime and payment system risk due to increase usage by customers of online and other remote banking channels;
●
rising unemployment rates in our markets due to the COVID-19 related business shutdowns and other economic disruptions, which reduces our borrowers' ability to repay their loans and reduces customer demand for our products and services; and
●
government intervention in the U.S. financial system, including the effects of recent legislative, tax, accounting and regulatory actions and reforms, such as passage of the CARES Act, the actions of the Federal Reserve affecting monetary policy, and the moratorium on foreclosures imposed by the State of Vermont.

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

OVERVIEW

The Company’s consolidated assets on March 31, 2020 were $751,692,254, an increase of $13,736,935, or 1.9%, from December 31, 2019. Net loans increased $27,158,703, or 4.5%, since December 31, 2019. This year-to-date growth is attributable to an increase of $9.5 million in commercial loans, $3.8 million in municipal loans, $10.5 million in commercial real estate loans, and $3.8 million in 1-4 family residential loans. Growth in the commercial loan portfolio was enhanced with $2.4 million in purchased loans from BHG.  The securities AFS portfolio decreased $4,096,541, or 8.9%, from December 31, 2019 due to several calls exercised during the first three months of 2020.

Total deposits increased $3,123,328 or 0.5%, since December 31, 2019, reflecting the combined effect of an increase in money market and savings accounts totaling $9.9 million, or 5.3%, a decrease in core deposits, demand, non-interest bearing demand and interest-bearing transaction accounts, totaling $1.1 million, or 0.4%, and a decrease in time deposits of $5.7 million, or 4.9%. Increases in money market and savings accounts was driven in part by an increase in municipal deposits as well as consumer savings accounts, while the decrease in time deposits was predominantly due to the maturity of brokered deposits that were not replaced.

On March 16, 2020 the federal bank regulatory agencies released a statement encouraging banks to use the Federal Reserve’s discount window in an effort to support the liquidity and stability of the banking system amid the economic disruption related to the COVID-19 health emergency. The Company’s liquidity position was enhanced at quarter end with a $20.0 million advance from the FRB’s discount window under a BIC agreement with the FRBB. This action was taken to strengthen the Company’s liquidity position and ensure the ability to manage through any unforeseen disruptions or potential gridlock in the system due to challenges from the COVID-19 outbreak. The advance was paid off in April once the Governor of Vermont recognized banks as essential businesses and a sense of stability returned to the banking system.

Interest income increased $73,784, or 1.0%, for the first quarter of 2020 compared to the same quarter in 2019, while interest expense decreased $62,147 or 4.0%, for the same comparison period. The opportunity for an increase in interest income from the loan growth was offset by the impact the decrease in the prime rate had on adjustable rate loans. The decrease in interest expense is due to a reduction of rates paid on interest-bearing transaction accounts, money market accounts and time deposits, following the 150 basis point decrease in short-term rates in March in response to the COVID-19 pandemic. Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section for more information on the impact that FRB action and changes in the yield curve could have on net interest income. Growth of the loan portfolio was the major driver to the increase in the provision for loan losses of $376,503 for the first quarter of 2020 compared to $212,503 for the same period in 2019, an increase of 77.2%. Please refer to the ALL and provisions discussion in the Credit Risk section for more information on these increases.

Net income for the first quarter of 2020 was $1,861,239, an increase of $89,334, or 5.0%, from net income of $1,771,905 for the same quarter of 2019. Non-interest income increased $35,007, or 2.7%, and non-interest expense decreased $62,705, or 1.2%, accounting for the increase in 2020 net income versus 2019. Income from sold loans increased $37,376, or 36.3%, and other income from loans increased $81,723, or 58.9% for the first quarter of 2020 compared to the first quarter of 2019. Loan originations that were subsequently sold in the secondary market were $3,685,350 for the first three months of 2020 compared to $747,020 for the same period in 2019 resulting in a gain on sale of loans of $51,183 and 22,602, respectively. Commercial and residential loan documentation fees make up the biggest portion of other income from loans, with increases of $51,783 and $26,640, respectively, noted for the first three months of 2020 versus 2019. The decrease in non-interest expense is made up of many components, with audit fees accounting for $44,620 and collection and non-accruing loan expenses accounting for $33,359. Please refer to the Non-interest Income and Non-interest Expense sections for more information on these and other changes.

Equity capital grew to $70.5 million, with a book value per share of $13.14 as of March 31, 2020, compared to equity capital of $63.6 million and a book value of $11.97 as of March 31, 2019. On March 13, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.19 per common share, payable on May 1, 2020 to shareholders of record on April 15, 2020.

The financial statements and capital sections of this report reflect a partial redemption in 2019 of the Company’s outstanding Series A non-cumulative perpetual preferred stock. On March 31, 2019, the Company completed a second partial redemption of its preferred stock. Five shares were redeemed at par, at an aggregate redemption price of $500,000, plus accrued dividends. These redemptions began in 2018, and are at the discretion of management and voted on by the Board. The Company opted to not redeem any additional preferred shares during the first quarter of 2020, but may consider further redemptions later this year.

RECENT EVENTS – COVID-19 PANDEMIC

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in Vermont and nationwide.  In response to the COVID-19 pandemic, many states and local governments have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.

In Vermont, on March 24, 2020 the Governor issued a “Stay Home, Stay Safe” order and directed the closure of in-person operations for all non-essential businesses. As an essential business, the Company remained open but put in place a number of mitigation strategies in order to reduce close contact among employees and customers, including:

●
branch lobbies were closed to in-person transactions, transacting business through drive-up windows;
●
customers were encouraged to use ATM and electronic banking as options to avoid close contact with others;
●
work-from-home protocol was employed for employees, where appropriate;
●
14 retail staff were placed on furlough;
●
employees were instructed to practice social distancing when working in areas requiring multiple workers;
●
in-person meetings were replaced with use of video conferencing and conference calls; and
●
the Company’s annual meeting scheduled for May 12, 2020 was postponed until a later date.

As a guide, management followed protocols from the Company’s Pandemic and Business Continuity Plan and guidance from State and Federal governments to ensure continued safe access to banking services while focusing on the health and safety of our employees and customers. Members of the Company’s Pandemic Team meet weekly to address COVID-19 issues and developments. Management is conducting a risk situation analysis in each business unit and stress testing areas most vulnerable to be impacted such as liquidity and asset quality.

Although the impact of the COVID-19 pandemic on the Company’s results for the first three months ended March 31, 2020 was minimal, the extent to which the pandemic impacts our business, operations and financial results in the future will depend on numerous factors that we may not be able to accurately predict, although adverse impacts are likely.

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Company’s customers. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets, and has had an adverse effect on our business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and the demand for loans and other products and services we offer, which are highly dependent on the business environment in our local banking markets and in the country as a whole. Following the close of the first quarter of 2020, the COVID-19 pandemic has begun to have a significant impact on our business and operations. In addition to the temporary measures we have taken to modify our business operations and methods for delivering our products and services, we are focused on servicing the financial needs of our commercial and consumer clients with flexible loan payment arrangements, including, where appropriate, short-term loan modifications or other concessions and reducing or waiving certain fees on deposit accounts. Future governmental actions may require continuation of these and other types of customer accommodations.

The CARES Act included an allocation of $349 billion for loans to be issued by financial institutions through the SBA, under the Paycheck Protection Program (“PPP”). Additional PPP funding of $321 million was subsequently approved. These loans will be forgiven to the extent that the funds are used for payroll costs, interest on mortgages, rent, or utilities as long as at least 75% of the forgiven amount was used for payroll. Additionally, loan payments will be deferred for six months and no collateral or personal guarantees are required. Neither the government nor lenders are permitted to charge the recipients any fees. PPP loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan and the loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. The SBA began accepting submissions for these PPP loans on Friday, April 3, 2020. As of May 5, 2020, the Company had processed over 700 PPP loan applications with respect to loans totaling over $ 95 million, and expects to earn approximately $ 3.5 million in related fees. Participation in the PPP will likely have a significant impact on our asset mix and net interest margin for the remainder of 2020.

We maintain access to multiple sources of liquidity, including access to the newly-created Paycheck Protection Program Liquidity Facility (PPPLF) of the FRB, which was established by the FRB to facilitate funding of PPP lending activity by banks and other eligible lenders. Under the PPPLF lenders may pledge pools of PPP loans having the same maturity date, with the maturity date of the lender’s advance matching the maturity date of the pool. There are no fees for PPPLF advances, which bear an annual rate of 35 bps. As of April 30, 2020, the Company had no PPPLF advances.

As of March 31, 2020, all of the Company’s capital ratios, and those of our subsidiary Bank, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

On April 17, Vermont Governor Phil Scott outlined an approach for the phased restart of Vermont’s economy, emphasizing the state’s modeling of COVID 19 cases indicated initial steps could be taken while the “stay home, stay safe” order remains in effect. On April 24, with modeling continuing to indicate a significant slowing of the spread of the virus, the Governor’s administration outlined some additional openings as an effort to put Vermonters back to work. These phased steps to reopen the economy come with a full list of work-place health and safety requirements for all business and specifications for each newly opened operation. As of Monday, April 27, 2020, Vermont reported 855 confirmed cases, 47 cases resulting in deaths and a reduction in active cases.

As Vermont statistics are trending below the initial best-case forecast and COVID-19 cases have plateaued in the state, the Company’s Pandemic Team is working on a plan for reopening in order to be well prepared for when the Governor’s administration phased approach to opening the economy lifts restrictions and allows the opening of bank lobbies.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are fundamental to understanding the Company’s results of operations and financial condition because they require management to use estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results, sometimes in material respects. These policies are considered by management to be critical because they require subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies, and others deemed less critical, are described in the Company’s Accounting Policy, which is updated yearly for review and approval by the Company’s Audit Committee, and then presented to the Company’s Board for final review and approval.

The Company’s critical accounting policies govern:

● the ALL;
● OREO;
● OTTI of debt securities;
● valuation of residential MSRs; and
● the carrying value of goodwill.

These policies are described in the Company’s 2019 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. There were no material changes during the first three months of 2020 in the Company’s critical accounting policies.

RESULTS OF OPERATIONS

Net income for the first quarter of 2020 was $1,861,239, or $0.35 per common share, compared to $1,771,905, or $0.34 per common share, for the same quarter of 2019. Core earnings (NII) for the first quarter of 2020 increased $135,931, or 2.2%, compared to the same quarter in 2019. The loan mix continued to shift in favor of higher yielding commercial loans, while the deposit mix experienced an increase in non-maturity deposits, both of which have benefited the Company’s net interest income. Interest paid on deposits, which is the major component of total interest expense, decreased $33,423, or 2.6%, for the first quarter of 2020 compared to the same quarter of 2019, reflecting the decreases in short-term rates.

The following tables summarize certain balance sheet data and the earnings performance of the Company for the periods presented.
	March 31,	December 31,
	2020	2019
Balance Sheet Data
Net loans	$628,583,564	$601,424,861
Total assets	751,692,254	737,955,319
Total deposits	618,144,696	615,021,368
Borrowed funds	22,650,000	2,650,000
Junior subordinated debentures	12,887,000	12,887,000
Total liabilities	681,108,762	669,060,640
Total shareholders' equity	70,583,492	68,894,679

Book value per common share outstanding	$13.14	$12.86

	Three Months Ended March 31,
	2020	2019
Operating Data
Total interest income	$7,772,152	$7,698,368
Total interest expense	1,476,393	1,538,540
Net interest income	6,295,759	6,159,828

Provision for loan losses	376,503	212,503
Net interest income after provision for loan losses	5,919,256	5,947,325

Non-interest income	1,353,707	1,318,700
Non-interest expense	5,093,219	5,155,924
Income before income taxes	2,179,744	2,110,101
Applicable income tax expense(1)	318,505	338,196

Net Income	$1,861,239	$1,771,905

Per Common Share Data
Earnings per common share (2)	$0.35	$0.34
Dividends declared per common share	$0.19	$0.19
Weighted average number of common shares outstanding	5,245,216	5,180,334
Number of common shares outstanding, period end	5,255,942	5,191,768

(1) Applicable income tax expense assumes a 21% tax rate for both periods.
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

The following table shows these ratios annualized for the comparison periods presented.

	Three Months Ended March 31,
	2020	2019
Return on average assets	1.02%	1.02%
Return on average equity	10.77%	11.38%

INTEREST INCOME VERSUS INTEREST EXPENSE (NET INTEREST INCOME)

The largest component of the Company’s operating income is NII, which is the difference between interest earned on loans and investments and the interest paid on deposits and other sources of funds (i.e., borrowings). The Company’s level of net interest income can fluctuate over time due to changes in the level and mix of earning assets and sources of funds (volume), and changes in the yield earned and costs of funds (rate). A portion of the Company’s income from loans to local municipalities is not subject to income taxes. Because the proportion of tax-exempt items in the Company's balance sheet varies from year-to-year, to improve comparability of information, the non-taxable income shown in the tables below has been converted to a tax equivalent basis. The Company’s corporate tax rate is 21%; therefore, to equalize tax-free and taxable income in the comparison, we divide the tax-free income by 79%, with the result that every tax-free dollar is equivalent to $1.27 in taxable income for the periods presented.

The Company’s tax-exempt interest income of $395,488 and $311,632 for the three months ended March 31, 2020 and 2019, respectively, was derived from loans to local municipalities of $59.6 million and $46.3 million at March 31, 2020 and 2019, respectively.

The following table shows the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

	Three Months Ended March 31,
	2020	2019

Net interest income as presented	$6,295,759	$6,159,828
Effect of tax-exempt income	105,130	82,839
Net interest income, tax equivalent	$6,400,889	$6,242,667

As a result of the COVID-19 pandemic, FRB monetary policies and economic uncertainties have arisen that are likely to adversely affect the Company’s NII in future periods, although the extent of such impacts cannot predicted at this time.

The following table presents average interest-earning assets and average interest-bearing liabilities supporting earning assets. Interest income (excluding interest on non-accrual loans) is expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended March 31,
		2020			2019
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$614,741,699	$7,471,091	4.89%	$579,445,366	$7,293,649	5.10%
Taxable investment securities	43,343,211	284,756	2.64%	39,483,343	248,108	2.55%
Sweep and interest-earning accounts	19,838,634	97,010	1.97%	36,294,255	213,491	2.39%
Other investments (2)	1,891,518	24,425	5.19%	1,821,128	25,959	5.78%
Total	$679,815,062	$7,877,282	4.66%	$657,044,092	$7,781,207	4.80%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$180,072,075	$386,232	0.86%	$158,509,721	$403,539	1.03%
Money market accounts	98,155,689	361,283	1.48%	94,236,356	356,658	1.53%
Savings deposits	98,797,285	39,271	0.16%	94,344,953	40,110	0.17%
Time deposits	111,380,830	462,751	1.67%	126,596,917	482,653	1.55%
Borrowed funds	7,818,352	11,017	0.57%	1,551,344	22	0.01%
Repurchase agreements	26,199,028	59,535	0.91%	32,940,885	72,831	0.90%
Finance lease obligations	90,072	1,778	7.90%	246,736	5,115	8.29%
Junior subordinated debentures	12,887,000	154,526	4.82%	12,887,000	177,612	5.59%
Total	$535,400,331	$1,476,393	1.11%	$521,313,912	$1,538,540	1.20%

Net interest income		$6,400,889			$6,242,667
Net interest spread (3)			3.55%			3.60%
Net interest margin (4)			3.79%			3.85%

1)
Included in gross loans are non-accrual loans with an average balance of $4,734,924 and $4,600,114 for the first three months ended March 31, 2020 and 2019, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale and includes tax-exempt loans to local municipalities with average balances of $58,579,914 and $40,700,683 for the first three months ended March 31, 2020 and 2019, respectively.

2)
Included in other investments is the Company’s FHLBB Stock with average balances of $826,368 and $755,978, respectively, and a dividend rate of approximately 5.24% and 5.77%, respectively, for the first three months ended March 31, 2020 and 2019, respectively.

3)
Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

4)
Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three-month ended March 31, 2020 increased 3.5%, compared to the same period last year while the average yield on interest-earning assets decreased 14 bps. The decrease in the average yield in most categories reflects the decrease in the federal funds rate during the first quarter of 2020.

The average volume of loans increased over the three-month comparison periods of 2020 versus 2019 by 6.1%, while the average yield on loans decreased 21 bps. Loans account for 90.4% of the interest-earning asset portfolio as of March 31, 2020 compared to 88.2% for the same period last year. Interest earned on the loan portfolio as a percentage of total interest income increased to 94.8% during the first three months of 2020 compared to 93.7% for the same period in 2019.

The average volume of the taxable investment portfolio (classified as AFS) increased 9.8% during the first three months of 2020, compared to the same period last year, and the average yield increased nine bps. While the average volume of the investment portfolio has grown over the last two years, $4.4 million in exercised calls during the first three months of 2020 have caused the period end balance to decrease from $46.0 million at December 31, 2019 to $41.9 million at March 31, 2020, with proceeds used to fund loan growth.

The average volume of sweep and interest-earning accounts, which consists primarily of interest-bearing accounts at the FRBB and two correspondent banks, decreased 45.3% during the first three months of 2020, compared to the same period last year, and the average yield on these funds decreased 42 bps. This decrease in average volume is attributable to the need to fund loan growth during the first three months of 2020.

The average volume of interest-bearing liabilities for the three-month period ended March 31, 2020 increased 2.7% compared to the same period last year and the average rate paid on interest-bearing liabilities decreased nine bps, reflecting the decrease in the federal funds rate in March of 2020.

The average volume of interest-bearing transaction accounts increased 13.6% during the first three months of 2020 compared to the same period last year, while the average rate paid on these accounts decreased 17 bps. Contributing factors to the increase in average volume were increases of $10.0 million, or 33.0% in ICS DDAs, $4.4 million, or 6.9%, in other interest-bearing DDAs, as well as a higher deposit balance of the Company’s affiliate, CFSG. Interest-bearing transaction accounts comprise 33.6% of the interest-bearing liabilities as of March 31, 2020 compared to 30.4% for the same period last year. Interest paid on these accounts as a percentage of total interest expense was approximately 26.0% for the first three months of 2020 and 2019.

The average volume of money market accounts increased 4.2% during the first three months of 2020 compared to the same period in 2019, while the average rate paid decreased five bps.

The average volume of savings accounts increased 4.7% for the three-month period ended March 31, 2020 versus the same period in 2019, while the average rate paid decreased one bp.

The average volume of time deposits decreased 12.0% during the three-month period ended March 31, 2020, compared to the same period last year, while the average rate paid on these accounts increased 12 bps between periods. The decrease in the average volume of time deposits between periods reflects the maturity of brokered deposits during the first quarter of 2020 that were not replaced. Time deposits represented 20.8% of interest-bearing liabilities as of March 31, 2020, compared to 24.3% for the same period last year, and interest paid on time deposits represented 31.3% and 31.4%, respectively of total interest expense. The average volume of retail time deposits increased 5.6% from $95.3 million at March 31, 2019 to $100.6 million at March 31, 2020, while average wholesale time deposits decreased 70.0% from an average volume of $35.5 million to $10.8 million, respectively. Refer to the “Liquidity and Capital Resources” section for more discussion on these changes.

The average volume of borrowed funds increased 404.0% from an average volume of $1.6 million to $7.8 million during the three-month period ended March 31, 2020, compared to the same period in 2019, and the average rate paid on these borrowings increased 56 bps between periods. This increase was attributable to the need to fund increased loan demand, which outpaced deposit growth.

The average volume of repurchase agreements decreased 20.5%, for the first three months of 2020 versus 2019, while the average rate paid increased slightly, by one bp.

In summary, between the three-month periods ended March 31, 2020 and 2019, the average yield on interest-earning assets decreased 14 bps, and the average rate paid on interest-bearing liabilities decreased nine bps. Net interest spread for the first quarter of 2020 was 3.55%, a decrease of five bps from 3.60% for the same period in 2019. Net interest margin decreased six bps during the first quarter of 2020 versus 2019, to 3.79% from 3.85%, respectively.

As a result of the COVID-19 pandemic, including the reductions in the target federal funds rate, the Company’s net interest margin and net interest spread may be adversely affected in future periods, although the extent of such impacts cannot be predicted at this time.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2020 and 2019 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended March 31,
	Variance	Variance
	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$(266,421)	$443,863	$177,442
Taxable investment securities	12,378	24,270	36,648
Sweep and interest-earning accounts	(35,880)	(80,601)	(116,481)
Other investments	(2,537)	1,003	(1,534)
Total	$(292,460)	$388,535	$96,075

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$(72,069)	$54,762	$(17,307)
Money market accounts	(10,161)	14,786	4,625
Savings deposits	(2,705)	1,866	(839)
Time deposits	43,278	(63,180)	(19,902)
Borrowed funds	10,840	155	10,995
Repurchase agreements	1,958	(15,254)	(13,296)
Finance lease obligations	(260)	(3,077)	(3,337)
Junior subordinated debentures	(23,086)	0	(23,086)
Total	$(52,205)	$(9,942)	$(62,147)

Changes in net interest income	$(240,255)	$398,477	$158,222

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended
	March 31,		Change
	2020	2019	Income	Percent

Service fees	$806,211	$790,366	$15,845	2.00%
Income from sold loans	140,463	103,087	37,376	36.26%
Other income from loans	220,467	138,744	81,723	58.90%
Other income
Income from CFS Partners	91,908	177,419	(85,511)	-48.20%
Rental income	2,464	2,428	36	1.48%
VISA card commission	18,662	23,099	(4,437)	-19.21%
Other miscellaneous income	73,532	83,557	(10,025)	-12.00%
Total non-interest income	$1,353,707	$1,318,700	$35,007	2.65%

Total non-interest income increased $35,007, or 2.7%, for the first three months of 2020, compared to the same period in 2019, with significant changes noted in the following:

●
The increase in income from sold loans for the first three months of 2020 is due to an increase in residential mortgage lending activity, resulting in a higher volume of loans being sold into the secondary market.

●
An uptick of commercial and residential loan volume, resulted in an increase in documentation fees collected at origination accounting for the increase in other income from loans for the first three months of 2020.

●
Due to the unprecedented and very sharp decline in the stock market in March 2020 related to the COVID-19 outbreak, income from CFS Partners decreased 48.2% for the first three months of 2020. This resulted in a decrease in the value of CFSG’s assets under management, upon which its fee income is generally based. Also, because CFS Partners has a small portion of its capital equity invested in the stock market, it was necessary to mark-to-the-market the portfolio decline, resulting in a $106,000 downward adjustment.

●
The Company entered into a VISA principal vendor agreement during 2019, resulting in higher first-year incentive payments for 2019, accounting for the decrease in VISA card commission income for the first three months of 2020.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended
	March 31,		Change
	2020	2019	Expense	Percent

Salaries and wages	$1,886,316	$1,842,930	$43,386	2.35%
Employee benefits	798,441	776,340	22,101	2.85%
Occupancy expenses, net	683,235	690,829	(7,594)	-1.10%
Other expenses
Service contracts - administrative	131,897	148,192	(16,295)	-11.00%
Marketing expense	112,500	138,501	(26,001)	-18.77%
Audit fees	100,038	144,658	(44,620)	-30.85%
Consultant services	56,979	76,535	(19,556)	-25.55%
Collection & non-accruing loan expense	28,824	62,183	(33,359)	-53.65%
Expense on OREO	4,501	6,000	(1,499)	-24.98%
ATM Fees	115,763	100,250	15,513	15.47%
Other miscellaneous expenses	1,174,725	1,169,506	5,219	0.45%
Total non-interest expense	$5,093,219	$5,155,924	$(62,705)	-1.22%

Total non-interest expense decreased $62,705, or 1.2%, for the first three months of 2020 compared to the same period in 2019 with significant changes noted in the following:

●
Increased costs in 2019 to support information technology and branch infrastructure accounts for the decrease in service contracts – administrative for the first three months of 2020. More projects are scheduled for 2020, but have not been finalized.

●
Marketing expense decreased for the first three months of 2020 due to a decrease in marketing activity.

●
A timing difference in the payment of audit fees in 2019 accounts for the decrease for the first three months of 2020.

●
Fewer projects are in place at this time in 2020 compared to 2019 resulting in a decrease in consultant services.

●
Collection & non-accruing loan expense decreased for the first three months of 2020, due in part to the recovery of collection fees from the resolution of secondary market foreclosures.

APPLICABLE INCOME TAXES

The provision for income taxes decreased by $19,691, or 5.8%, to $318,505 for the first quarter of 2020 compared to $338,196 for the same period in 2019, due in part to an increase in tax credits for 2020 and an increase in deferred tax items. Tax credits related to limited partnership investments amounted to $108,492 and $103,776, respectively, for the first quarter of 2020 and 2019.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $84,171 and $78,027, respectively, for the first quarters of 2020 and 2019. These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 7% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the balance sheet dates:

	March 31, 2020		December 31, 2019
Assets
Loans	$634,414,690	84.40%	$606,988,937	82.25%
AFS Securities	41,870,209	5.57%	45,966,750	6.23%

Liabilities
Demand deposits	124,080,117	16.51%	125,089,403	16.95%
Interest-bearing transaction accounts	184,978,145	24.61%	185,102,333	25.08%
Money market accounts	96,907,876	12.89%	91,463,661	12.39%
Savings deposits	101,646,285	13.52%	97,167,652	13.17%
Time deposits	110,532,273	14.70%	116,198,319	15.75%
Short-term advances	20,000,000	2.66%	0	0.00%
Long-term advances	2,650,000	0.35%	2,650,000	0.36%

The following table reflects the changes in the composition of the Company's major categories of assets and liabilities disclosed in the table above:

	Change in Volume	Percentage Change
Assets
Loans	$27,425,753	4.52%
AFS Securities	(4,096,541)	-8.91%

Liabilities
Demand deposits	(1,009,286)	-0.81%
Interest-bearing transaction accounts	(124,188)	-0.07%
Money market accounts	5,444,215	5.95%
Savings deposits	4,478,633	4.61%
Time deposits	(5,666,046)	-4.88%
Short-term advances	20,000,000	100.00%

Contributing to loan growth during the first quarter of 2020 was an increase in commercial loans of 9.6%, CRE loans of 4.3%, municipal loans of 6.9%, and residential loans 1st liens of 3.2%. Included in the commercial loan growth were originations of $2.2 million in loans purchased through BHG. The Company began purchasing loans through this program during the third quarter of 2019. This portfolio will serve to support asset growth and provide geographic diversification, and with average duration expected to be slightly longer than the Company’s loan portfolio average, it is expected to reduce exposure to falling rates in the near term. The Company has established conservative credit parameters and expects a low risk of default in this portfolio. As assets have grown, management has sought to increase the securities AFS portfolio in order to maintain its size proportional to the overall asset base, as this portfolio serves an important role in the Company’s liquidity position. As mentioned earlier in this discussion, calls exercised within the AFS portfolio during the first quarter of 2020 account for most of the decrease between periods noted above.

Most of the fluctuation in demand deposits is due to a decrease in business checking accounts of $1.8 million, or 2.0%. The overall decrease in interest-bearing transactions accounts is due to decreases of $11.3 million, or 30.8%, in the Government Agency deposit accounts and $2.5 million, or 6.4%, in ICS deposit accounts. These decreases were partially offset by increases in other consumer interest-bearing transaction accounts. The increase in money market accounts is attributable, in part, to a seasonal increase in municipal deposits of $2.2 million, or 11.4%. The decrease in time deposits was primarily driven by a decrease in wholesale time deposits of $9.4 million, or 52.6%. There were no overnight federal funds purchases as of the balance sheet dates, but there were outstanding long-term advances from the FHLBB of $2.7 million and a short-term advance of $20.0 million from the FRB discount window. See “Liquidity and Capital Resources” section for additional information on these advances.

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

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning March 31, 2020:

Rate Change	Percent Change in NII

Down 100 bps	0.8%
Up 200 bps	0.7%

The amounts shown in the table are well within the ALCO Policy limits. However, those amounts do not represent a forecast and should not be relied upon as indicative of future results. While assumptions used in the ALCO process, including the interest rate simulation analyses, are developed based upon current economic and local market conditions, and expected future conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change, or the measures that the FRB may take in managing monetary policy in response to external events such as the COVID-19 pandemic..

As of March 31, 2020, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear a quarterly floating rate of interest equal to the 3-month London Interbank Offered Rate (LIBOR), plus 2.85%. During 2017, the financial authorities in the United Kingdom that administer LIBOR announced that LIBOR will be phased out by the end of 2021. In May 2020, they announced that certain interim measures related to the LIBOR phase out may be delayed due to the COVID-19 pandemic, but that the ultimate goal of LIBOR phase out by the end of 2021 remains unchanged. The Company has reviewed the pertinent language in the Indenture governing the Debentures and believes that the Debenture Trustee has sufficient authority under the Indenture to establish a substitute interest rate benchmark without the need to amend the Indenture. However, the Debenture Trustee has not yet informed the Company as to how it intends to proceed. Aside from the Debentures, the Company does not have any other exposures to the phase out of LIBOR. The Company has not generally utilized LIBOR as an interest rate benchmark for its variable rate commercial, residential or other loans and does not utilize derivatives or other financial instruments tied to LIBOR for hedging or investment purposes. Accordingly, management expects that the Company’s exposure to the phase out of LIBOR will be limited to the effect on the interest rate paid on its Debentures.

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

Residential mortgages represented 32.4% of the Company’s loan balances as of March 31, 2020, a level that has been on a gradual decline in recent years, consistent with the Company’s strategic shift to commercial lending. The Company maintains a mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by PMI. A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. Junior lien home equity products make up 20.5% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

Consistent with the strategic focus on commercial lending, the commercial & industrial and CRE loan portfolios have seen solid growth over recent years. Commercial & industrial and CRE loans together comprised 67.0% of the Company’s loan portfolio at March 31, 2020, compared to 66.1% at December 31, 2019.

Growth in the CRE portfolio in recent years has enhanced the geographic diversification of the loan portfolio as it has been principally driven by new loan volume in Chittenden County and northern Windsor County around the White River Junction, Vermont I91-I93 interchange area.  Credits in the Chittenden County market are being managed by two commercial lenders out of the Company’s Burlington loan production office who know the area well, while Windsor County is being served by a commercial lender from the St. Johnsbury office with previous lending experience serving the greater White River Junction area. On May 1, 2019, the Company opened a loan production office in Lebanon, New Hampshire to provide a presence in the greater White River Junction area including Grafton County, New Hampshire. Larger transactions continue to be centrally underwritten and monitored through the Company’s commercial credit department. The types of CRE transactions driving the growth have been a mix of construction, land and development, multifamily, and other non-owner occupied CRE properties including hotels, retail, office, and industrial properties. The largest components of the $256.8 million CRE portfolio at March 31, 2020 were approximately $97.7 million in owner-occupied CRE and $85.7 million in non-owner occupied CRE.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	March 31, 2020		December 31, 2019

Commercial & industrial	$108,458,404	17.10%	$98,930,831	16.30%
Commercial real estate	256,814,702	40.48%	246,282,726	40.57%
Municipal	59,649,823	9.40%	55,817,206	9.20%
Residential real estate - 1st lien	163,328,266	25.74%	158,337,296	26.09%
Residential real estate - Jr lien	42,030,798	6.63%	43,230,873	7.12%
Consumer	4,132,697	0.65%	4,390,005	0.72%
Total loans	634,414,690	100.00%	606,988,937	100.00%
Deduct (add):
ALL	6,186,764		5,926,491
Deferred net loan costs	(355,638)		(362,415)
Net loans	$628,583,564		$601,424,861

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD. At March 31, 2020, the Company had $28.3 million in guaranteed loans with guaranteed balances of $20.9 million, compared to $28.4 million in guaranteed loans with guaranteed balances of $21.1 million at December 31, 2019.

At March 31, 2020, loan balances in the retail, restaurant and bars, hotels and lodging, and breweries totaled $29.5 million, $5.2 million, $33.6 million, and $16.8 million, respectively. These segments of the economy have been particularly impacted by the COVID-19 business shutdowns, and accordingly the credit quality of these loan portfolios may deteriorate in future periods.

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

The Company’s non-performing assets increased $326,437, or 5.4%, during the first three months of 2020. The increase is due primarily to an increase in residential loans 90 days or more past due. There were no claims receivable on related government guarantee loans at March 31, 2020 compared to $38,377 at December 31, 2019. Non-performing loans as of March 31, 2020 carried RD and SBA guarantees totaling $340,471, compared to $359,654 at December 31, 2019.

As of March 31, 2020, the Emergency “Stay Home/Stay Safe” Order issued by the Vermont Governor had been in effect for less than one week. Accordingly, the Company experienced minimal impact from the COVID-19 pandemic during the first quarter. However, we expect that in future periods, unless the economic strain from the COVID-19 shutdown is alleviated quickly, our loan asset quality may be affected, including possible increases in past due loans and other nonperforming assets and reversal of interest accrual on past due loans that move to nonaccrual status, with a resulting charge to earnings.

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	March 31, 2020		December 31, 2019
Loans past due 90 days or more
and still accruing (1)
Commercial & industrial	$9,537	0.15%	$0	0.00%
Residential real estate - 1st lien	872,541	13.70%	530,046	8.77%
Residential real estate - Jr lien	0	0.00%	112,386	1.86%
Total	882,078	13.85%	642,432	10.63%

Non-accrual loans (1)
Commercial & industrial	445,392	6.99%	480,083	7.95%
Commercial real estate	1,556,536	24.44%	1,600,827	26.49%
Residential real estate - 1st lien	2,305,917	36.20%	2,112,267	34.95%
Residential real estate - Jr lien	398,376	6.25%	240,753	3.98%
Total	4,706,221	73.88%	4,433,930	73.37%

OREO	781,238	12.27%	966,738	16.00%

Total Non-Performing Assets	$6,369,537	100.00%	$6,043,100	100.00%

(1) No CRE loans, municipal loans or consumer loans were past due 90 days or more and accruing and no municipal loans or consumer loans were in non-accrual status as of the consolidated balance sheet dates presented. In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due.

The Company’s OREO portfolio consisted of two commercial properties at March 31, 2020 and three commercial properties and one residential property at December 31, 2019. The Company took control of the commercial properties held at December 31, 2019, rather than obtaining them through the normal foreclosure process. One of those properties and the residential property were sold during the first three months of 2020. The Company has a purchase and sale on one of the two remaining properties, with the other property listed for sale.

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

The non-performing assets in the table above include the following TDRs that were past due 90 days or more or in non-accrual status as of the dates presented:

	March 31, 2020		December 31, 2019
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial & industrial	6	$310,226	6	$331,767
Commercial real estate	4	755,014	4	772,894
Residential real estate - 1st lien	17	1,681,615	14	1,468,415
Residential real estate - Jr lien	1	53,372	1	55,011
Total	28	$2,800,228	25	$2,628,085

The remaining TDRs were performing in accordance with their modified terms as of the dates presented and consisted of the following:

	March 31, 2020		December 31, 2019
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial real estate	2	$102,428	2	$106,913
Residential real estate - 1st lien	30	2,361,600	30	2,459,649
Residential real estate - Jr lien	1	5,683	1	6,101
Total	33	$2,469,710	33	$2,572,663

As of the balance sheet dates, the Company evaluates whether it is contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans. The Company is contractually committed to lend on one SBA guaranteed line of credit to a borrower whose lending relationship was previously restructured.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance explains that in consultation with the FASB staff the federal banking agencies have concluded that short-term modifications (e.g. six months or less) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. Section 4013 of the CARES Act also addressed COVID-19 related modifications and provides that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs from the period beginning on March 1, 2020 until the earlier of December 31, 2020 or 60 days after the President declares an end to the COVID-19 national emergency. Through March 31, 2020, the Company had applied this guidance and modified 380 individual loans with aggregate principal balances totaling $86.6 million. More of these types of modifications are likely to be executed in the second quarter of 2020. The majority of these modifications involved three-month extensions of interest-only periods. The Company intends to continue to work with its borrowers impacted by the COVID-19 pandemic and to provide short-term debt relief where prudent and appropriate.

ALL and provisions - The Company maintains an ALL at a level that management believes is appropriate to absorb losses inherent in the loan portfolio as of the measurement date (See Note 6 to the accompanying unaudited interim consolidated financial statements). Although the Company, in establishing the ALL, considers the inherent losses in individual loans and pools of loans, the ALL is a general reserve available to absorb all credit losses in the loan portfolio. No part of the ALL is segregated to absorb losses from any particular loan or segment of loans.

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

Specific allocations to the ALL are made for certain impaired loans. Impaired loans include all troubled debt restructurings regardless of amount, and all loans to a borrower that in aggregate are greater than $100,000 and that are in non-accrual status. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including interest and principal, according to the contractual terms of the loan agreement. The Company reviews all the facts and circumstances surrounding non-accrual loans and on a case-by-case basis may consider loans below the threshold as impaired when such treatment is material to the financial statements. See Note 6 to the accompanying unaudited interim consolidated financial statements for information on the recorded investment in impaired loans and their related allocations.

The following table summarizes the Company's loan loss experience for the periods presented:

	As of or Three Months Ended March 31,
	2020	2019

Loans outstanding, end of period	$634,414,690	$578,907,055
Average loans outstanding during period	$614,741,699	$579,445,366
Non-accruing loans, end of period	$4,706,221	$4,263,286
Non-accruing loans, net of government guarantees	$4,365,750	$3,886,997

ALL, beginning of period	$5,926,491	$5,602,541
Loans charged off:
Commercial & industrial	0	0
Commercial real estate	0	0
Municipal	0	0
Residential real estate - 1st lien	(77,696)	(74,731)
Residential real estate - Jr lien	(28,673)	0
Consumer	(27,391)	(32,791)
Total loans charged off	(133,760)	(107,522)
Recoveries:
Commercial & industrial	0	9,077
Commercial real estate	0	0
Municipal	0	0
Residential real estate - 1st lien	3,334	2,497
Residential real estate - Jr lien	3,367	485
Consumer	10,829	8,261
Total recoveries	17,530	20,320
Net loans charged off	(116,230)	(87,202)
Provision charged to income	376,503	212,503
ALL, end of period	$6,186,764	$5,727,842

Net charge offs to average loans outstanding	0.019%	0.015%
Provision charged to income as a percent of average loans	0.061%	0.037%
ALL to average loans outstanding	1.006%	0.989%
ALL to non-accruing loans	131.459%	134.353%
ALL to non-accruing loans net of government guarantees	141.711%	147.359%

The provision for loan losses increased $164,000, or 77.2%, for the first three months of 2020 compared to the same period in 2019. The increased 2020 provision level is due primarily to the year to date increase in the loan portfolio combined with higher than anticipated loan charge off activity during the first quarter of 2020, rather than to COVID-19 related factors. However, increases in the provision in future periods will be necessary if economic conditions and credit quality continue to deteriorate due to the impacts of the COVID-19 pandemic.

The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

The first quarter ALL analysis shows the reserve balance of $6.2 million at March 31, 2020 which is appropriate in management’s view to cover losses that are probable and estimable as of the measurement date, with an unallocated reserve of $179,270 compared to $178,038 at December 31, 2019. The reserve balance and unallocated amount continue to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite. The portion of the ALL termed "unallocated" is established to absorb inherent losses that exist as of the measurement date although not specifically identified through management's process for estimating credit losses. While the ALL is described as consisting of separate allocated portions, the entire ALL is available to support loan losses, regardless of category. Unallocated reserves are considered by management to be appropriate in light of the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and industrial and CRE loans and the risk associated with the relatively new, unseasoned loans in those portfolios. The adequacy of the ALL is reviewed quarterly by the risk management committee of the Board and then presented to the full Board for approval.

In addition to credit risk in the Company’s loan portfolio and liquidity risk in its loan and deposit-taking operations, the Company’s business activities also generate market risk. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Declining capital markets can result in fair value adjustments necessary to record decreases in the value of the investment portfolio for other-than-temporary-impairment. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. During recessionary periods, a declining housing market can result in an increase in loan loss reserves or ultimately an increase in foreclosures. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to loan prepayment risks, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product. As discussed above under "Interest Rate Risk and Asset and Liability Management", the Company actively monitors and manages its interest rate risk through the ALCO process. However, sudden and dramatic changes in prevailing interest rates, such as those adopted by the FRB in response to the COVID-19 pandemic, create challenges for interest rate risk management.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first three months of 2020, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the CDARS program provide an alternative funding source when needed. At March 31, 2020, the Company had one-way CDARS outstanding totaling $1.0 million, compared to $4.0 million at December 31, 2019. In addition, two-way (that is, reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other participating FDIC-insured financial institutions. At March 31, 2020 and December 31, 2019, the Company reported approximately $6.8 million in reciprocal CDARS deposits. The balance in ICS reciprocal money market deposits was $21.6 million at March 31, 2020, compared to $22.6 million at December 31, 2019, and the balance in ICS reciprocal demand deposits as of those dates was $37.2 million and $39.7 million, respectively.

In January, 2019, the Company partially replaced a matured $20.0 million block of DTC Brokered CDs issued during 2018 with purchases of two blocks of DTC Brokered CDs totaling $15.0 million and having maturities in July and August, 2019 and January, 2020. The Company did not replace the blocks that matured in July and August, 2019, leaving a $6.2 million block maturing in January 2020, outstanding as of December 31, 2019. Upon maturity, this block was not replaced, bringing the balance of DTC Brokered CDs to $0 at March 31, 2020. Wholesale deposit funding through DTC is an important supplemental source of liquidity that has proven efficient, flexible and cost-effective when compared with other borrowing methods.

At March 31, 2020 and December 31, 2019, borrowing capacity of $95.0 million and $97.4 million, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits. The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods. Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $47.6 million and $56.9 million, respectively, at March 31, 2020 and December 31, 2019. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 25 bps. As disclosed in the table below, the Company had an outstanding advance against this credit line at March 31, 2020, with no outstanding advance at December 31, 2019.

On April 20, 2020 the Company became eligible to borrow through the FRB’s PPPLF under a lending arrangement with the FRBB to support its PPP lending activities. Under the PPPLF, advances from the FRBB carry a fixed interest rate of 35 bps and must be secured by pledges of loans to small businesses guaranteed by the SBA. As of April 30, 2020, the Company had no PPPLF advances.

The following table reflects the Company’s outstanding FHLBB and FRBB advances against the respective lines as of the dates indicated:

	March 31,	December 31,
	2020	2019
Long-Term Advances(1)
FHLBB term advance, 0.00%, due February 26, 2021	$350,000	$350,000
FHLBB term advance, 0.00%, due November 22, 2021	1,000,000	1,000,000
FHLBB term advance, 0.00%, due September 22, 2023	200,000	200,000
FHLBB term advance, 0.00%, due November 12, 2025	300,000	300,000
FHLBB term advance, 0.00%, due November 13, 2028	800,000	800,000
	$2,650,000	$2,650,000

Short-Term Advances

FRBB short-term advance 0.25% fixed rate, due June 18, 2020(2)	20,000,000	0
	20,000,000	0

Total Advances	$22,650,000	$2,650,000

(1)
The FHLBB provides a subsidy, funded by the FHLBB’s earnings, to write down interest rates to zero percent on advances that finance qualifying loans to small businesses. JNE advances must support small business in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities.
(2)
FRB discount window advance repaid in April 2020.

The Company has unsecured lines of credit with three correspondent banks with aggregate available borrowing capacity totaling $21.5 million as of the balance sheet dates presented in this quarterly report. The Company had no outstanding advances against any of these credit lines during either of the periods presented.

Securities sold under agreements to repurchase provide another funding source for the Company. At March 31, 2020 and December 31, 2019, the Company had outstanding repurchase agreement balances of $22.9 million and $33.2 million, respectively. These repurchase agreements mature and are repriced daily.

The following table illustrates the changes in shareholders' equity from December 31, 2019 to March 31, 2020:

Balance at December 31, 2019 (book value $12.86 per common share)	$68,894,679
Net income	1,861,239
Issuance of stock through the DRIP	254,277
Dividends declared on common stock	(995,536)
Dividends declared on preferred stock	(17,813)
Change in AOCI on AFS securities, net of tax	586,646
Balance at March 31, 2020 (book value $13.14 per common share)	$70,583,492

The primary objective of the Company’s capital planning process is to balance appropriately the retention of capital to support operations and future growth, with the goal of providing shareholders an attractive return on their investment. To that end, management monitors capital retention and dividend policies on an ongoing basis.

As described in more detail in Note 21 to the audited consolidated financial statements contained in the Company’s 2019 Annual Report on Form 10-K and under the caption “LIQUIDITY AND CAPITAL RESOURCES” in the MD&A section of that report, the Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies pursuant to which they must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Under the 2018 Regulatory Relief Act, these capital requirements have been simplified for qualifying community banks and bank holding companies. In September 2019, the OCC and the other federal bank regulators approved a final joint rule that permits a qualifying community banking organization to opt in to a simplified regulatory capital framework. A qualifying institution that elects to utilize the simplified framework must maintain a community bank leverage ratio (CBLR) in excess of 9%, and will thereby be deemed to have satisfied the generally applicable risk-based and other leverage capital requirements and (if applicable) the FDIC’s prompt corrective action framework. In order to utilize the CBLR framework, in addition to maintaining a CBLR of over 9%, a community banking organization must have less than $10 billion in total consolidated assets and must meet certain other criteria such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. The CBLR will be calculated by dividing tangible equity capital by average total consolidated assets. The final rule became effective on January 1, 2020. The Company and Bank qualify to utilize the CBLR framework as of March 31, 2020.

As of March 31, 2020, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy. While we believe that the Company has sufficient capital to withstand an extended economic downturn in the wake of the COVID-19 pandemic, our regulatory capital ratios could be adversely impacted by future credit losses and other operational impacts related to COVID-19.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as currently applicable regulatory capital requirements, as of the dates indicated.

					Minimum		Minimum
			Minimum		For Capital		To Be Well
			For Capital		Adequacy Purposes		Capitalized Under
			Adequacy		with Conservation		Prompt Corrective
	Actual		Purposes:		Buffer(1):		Action Provisions(2):
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2020
Common equity tier 1 capital
(to risk-weighted assets)
Company	$71,049	13.27%	$24,092	4.50%	$37,477	7.00%	N/A	N/A
Bank	$70,015	13.09%	$24,073	4.50%	$37,446	7.00%	$34,772	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$71,049	13.27%	$32,123	6.00%	$45,508	8.50%	N/A	N/A
Bank	$70,015	13.09%	$32,097	6.00%	$45,470	8.50%	$42,796	8.00%
Total capital (to risk-weighted assets)
Company	$77,306	14.44%	$42,831	8.00%	$56,215	10.50%	N/A	N/A
Bank	$76,272	14.26%	$42,796	8.00%	$56,169	10.50%	$53,495	10.00%
Tier 1 capital (to average assets)
Company	$71,049	9.89%	$28,736	4.00%	N/A	N/A	N/A	N/A
Bank	$70,015	9.75%	$28,719	4.00%	N/A	N/A	$35,899	5.00%

December 31, 2019:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$69,947	13.48%	$23,352	4.50%	$36,325	7.00%	N/A	N/A
Bank	$69,330	13.38%	$23,325	4.50%	$36,283	7.00%	$33,691	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$69,947	13.48%	$31,135	6.00%	$44,108	8.50%	N/A	N/A
Bank	$69,330	13.38%	$31,099	6.00%	$44,057	8.50%	$41,466	8.00%
Total capital (to risk-weighted assets)
Company	$75,943	14.63%	$41,514	8.00%	$54,487	10.50%	N/A	N/A
Bank	$75,326	14.53%	$41,466	8.00%	$54,424	10.50%	$51,832	10.00%
Tier 1 capital (to average assets)
Company	$69,947	9.57%	$29,223	4.00%	N/A	N/A	N/A	N/A
Bank	$69,330	9.50%	$29,201	4.00%	N/A	N/A	$36,501	5.00%

(1)	Conservation Buffer is calculated based on risk-weighted assets and does not apply to calculations of average assets.
(2)	Applicable to banks, but not bank holding companies.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. As of March 31, 2020, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of March 31, 2020 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

ITEM 1A. Risk Factors

Except for the additional risks discussed below related to the COVID-19 pandemic, in management’s view there are no new risk factors relating to the Company in addition to the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2019, although the severity of those risk factors may be heightened as a result of COVID-19 related risks.

The COVID-19 pandemic is adversely affecting us and our customers, employees and third-party service providers, and the adverse impacts on our business, financial condition, results of operations and prospects could be significant. Moreover, the ultimate impacts of the pandemic on our business, financial condition, results of operations and prospects will depend on future developments and other factors that are highly uncertain and will be affected by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the national and global economies and financial markets and is adversely affecting our business, financial condition, results of operations and prospects. The spread of COVID-19 has caused illness, quarantines, cancellation of business and social events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability throughout our Vermont markets and nationwide. In response to the COVID-19 pandemic, the government of Vermont, as well as the governments in most other states, have taken preventative or protective actions, such as imposing restrictions on travel and in-person business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, real estate and the health care industry, and have resulted in a significant number of layoffs and furloughs of employees in Vermont and nationwide.

The ultimate effects of COVID-19 on the broader economy and our markets are not known, nor is the ultimate duration or impacts of the economic and social restrictions described above. Moreover, the responsive actions taken by the FRB to lower the Federal Funds rate may negatively affect our interest income and, therefore, earnings, financial condition, results of operation and prospects in future periods.  Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

●	decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets we serve, leading to a need to increase our allowance for loan losses;
●	declines in value of collateral for loans, including real estate collateral;
●	declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us;
●
declines in demand resulting from businesses being deemed to be “non-essential” by governments in the markets we serve, and from “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity in our markets.

●	our employees contracting COVID-19;
●	reductions in our operating effectiveness as our employees work from home;
●	a work stoppage, forced quarantine, or other interruption of our business;
●	unavailability of key personnel necessary to conduct our business activities;
●	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
●	sustained closures of our branch lobbies or the offices of our customers;
●	declines in demand for loans and other banking services and products;
●	substantial increases in unemployment in our markets;
●	reduced consumer spending due to job losses and other effects attributable to COVID-19;
●	unprecedented volatility in U.S. financial markets ;and
●	volatile performance of our investment securities portfolio.

These factors, together or in combination with other factors, events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition, results of operations and prospects, in both the short-term and the long-term. The further spread of the COVID-19 outbreak, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may continue to materially disrupt banking and other economic activity generally and in the areas in which we operate. This could result in further decline in demand for our banking products and services, and could negatively impact, among other things, our asset quality, liquidity, regulatory capital, net income and growth prospects.

We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to provide customer support and service. If we are unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected. We may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, financial condition, results of operations and prospects.

As a participating lender in the SBA’s Paycheck Protection Program (“PPP”), the Company is subject to additional risks that the SBA may not fund some or all PPP loan guaranties and risks of litigation from our customers or other parties regarding the processing of PPP loans.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Congress subsequently approved $321 billion in additional funding for the PPP, including $60 billion earmarked for community banks and other small lenders. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Company’s subsidiary Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between passage of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP and documentation of PPP loans, which could expose the Company to risks relating to noncompliance with the PPP. For example, as a PPP lender, the Company has credit risk on PPP loans if a determination is made by the SBA that there was a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the loan guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.  If any such deficiency or noncompliance with PPP requirements is systemic to all or a substantial portion of the Company’s PPP loan portfolio, the Company’s credit risk exposure could be severe.

In addition, since inception of the PPP, several large banks have been subject to litigation regarding their processes and procedures used in processing PPP loan applications. The Company could be exposed to similar risk of litigation, from both customers and non-customers who sought PPP loans from us, regarding our processes and procedures for processing PPP loan applications. If such litigation were to occur and not be resolved in a manner favorable to the Company, it could result in significant financial liability or adversely affect the Company’s reputation.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended March 31, 2020, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)	Per Share

January 1 - January 31	0	$0.00
February 1 - February 29	2,160	16.15
March 1 -March 31	6,190	16.15
Total	8,350	$16.15

(1)  All 8,350 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of the Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

ITEM 6. Exhibits

The following exhibits are filed with this report:

Exhibit 31.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101--The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month interim periods ended March 31, 2020 and 2019, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: May 11, 2020	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: May 11, 2020	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Exhibit 101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month interim periods ended March 31, 2020 and 2019, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.