Form 10-Q
period 2020-06-30
COMMUNITY BANCORP /VT
filed 2020-08-10
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 000-16435

Community Bancorp.(Exact name of Registrant as Specified in its Charter)

Vermont	03-0284070
(State of Incorporation)	(IRS Employer Identification Number)

4811 US Route 5, Derby, Vermont	05829
(Address of Principal Executive Offices)	(zip code)

Registrant’s Telephone Number: (802) 334-7915

Securities registered pursuant to Section 12(b) of the Act: NONE

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
(Not Applicable)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

At August 04, 2020, there were 5,278,785 shares outstanding of the Corporation’s common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	June 30,	December 31,
Consolidated Balance Sheets	2020	2019
	(Unaudited)

Assets
Cash and due from banks	$13,376,585	$10,263,535
Federal funds sold and overnight deposits	11,316,556	38,298,677
Total cash and cash equivalents	24,693,141	48,562,212
Securities available-for-sale	44,059,995	45,966,750
Restricted equity securities, at cost	1,412,850	1,431,850
Loans held-for-sale	409,600	0
Loans	720,914,799	606,988,937
Allowance for loan losses	(6,515,684)	(5,926,491)
Deferred net loan (fees) costs	(2,581,879)	362,415
Net loans	711,817,236	601,424,861
Bank premises and equipment, net	10,534,754	10,959,403
Accrued interest receivable	3,699,013	2,336,553
Bank owned life insurance	4,944,756	4,903,012
Goodwill	11,574,269	11,574,269
Other real estate owned	707,791	966,738
Other assets	9,127,146	9,829,671
Total assets	$822,980,551	$737,955,319

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$177,727,398	$125,089,403
Interest-bearing transaction accounts	200,926,316	185,102,333
Money market funds	97,438,218	91,463,661
Savings	114,049,721	97,167,652
Time deposits, $250,000 and over	16,553,411	14,565,559
Other time deposits	92,669,695	101,632,760
Total deposits	699,364,759	615,021,368
Borrowed funds	4,650,000	2,650,000
Repurchase agreements	28,458,295	33,189,848
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	4,779,931	5,312,424
Total liabilities	750,139,985	669,060,640

Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, 15 shares issued and outstanding
at 06/30/20 and 12/31/19 ($100,000 liquidation value, per share)	1,500,000	1,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,485,144
shares issued at 06/30/20 and 5,449,857 shares issued at 12/31/19	13,712,860	13,624,643
Additional paid-in capital	33,892,328	33,464,381
Retained earnings	25,347,064	22,667,949
Accumulated other comprehensive income	1,011,091	260,483
Less: treasury stock, at cost; 210,101 shares at 06/30/20 and 12/31/19	(2,622,777)	(2,622,777)
Total shareholders’ equity	72,840,566	68,894,679
Total liabilities and shareholders’ equity	$822,980,551	$737,955,319

Book value per common share outstanding	$13.52	$12.86

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended June 30,
Consolidated Statements of Income	2020	2019
(Unaudited)

Interest income
Interest and fees on loans	$7,842,397	$7,829,008
Interest on taxable debt securities	253,178	270,026
Dividends	21,400	26,788
Interest on federal funds sold and overnight deposits	74,467	136,600
Total interest income	8,191,442	8,262,422

Interest expense
Interest on deposits	1,027,208	1,280,259
Interest on borrowed funds	3,733	9,869
Interest on repurchase agreements	59,006	73,070
Interest on junior subordinated debentures	116,962	183,755
Total interest expense	1,206,909	1,546,953

Net interest income	6,984,532	6,715,469
Provision for loan losses	307,499	141,666
Net interest income after provision for loan losses	6,677,034	6,573,803

Non-interest income
Service fees	721,521	820,657
Income from sold loans	396,291	128,690
Other income from loans	301,129	223,509
Net realized gain on sale of securities AFS	39,086	0
Other income	304,075	261,282
Total non-interest income	1,762,102	1,434,138

Non-interest expense
Salaries and wages	1,928,421	1,792,930
Employee benefits	734,441	806,340
Occupancy expenses, net	637,269	642,284
Other expenses	1,687,322	1,837,506
Total non-interest expense	4,987,453	5,079,060

Income before income taxes	3,451,682	2,928,881
Income tax expense	609,372	509,583
Net income	$2,842,311	$2,419,298

Earnings per common share	$0.54	$0.46
Weighted average number of common shares used in computing earnings per share	5,263,189	5,197,045
Dividends declared per common share	$0.19	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary	Six Months Ended June 30,
Consolidated Statements of Income	2020	2019
(Unaudited)

Interest income
Interest and fees on loans	$15,208,358	$15,039,818
Interest on taxable debt securities	537,934	518,134
Dividends	45,825	52,747
Interest on federal funds sold and overnight deposits	171,477	350,091
Total interest income	15,963,594	15,960,790

Interest expense
Interest on deposits	2,276,745	2,563,219
Interest on borrowed funds	16,528	15,006
Interest on repurchase agreements	118,541	145,901
Interest on junior subordinated debentures	271,488	361,367
Total interest expense	2,683,302	3,085,493

Net interest income	13,280,292	12,875,297
Provision for loan losses	684,002	354,169
Net interest income after provision for loan losses	12,596,290	12,521,128

Non-interest income
Service fees	1,527,732	1,611,023
Income from sold loans	536,754	231,777
Other income from loans	521,596	362,253
Net realized gain on sale of securities AFS	39,086	0
Other income	490,641	547,786
Total non-interest income	3,115,809	2,752,839

Non-interest expense
Salaries and wages	3,814,737	3,635,860
Employee benefits	1,532,882	1,582,680
Occupancy expenses, net	1,320,504	1,333,113
Other expenses	3,412,550	3,683,332
Total non-interest expense	10,080,673	10,234,985

Income before income taxes	5,631,426	5,038,982
Income tax expense	927,876	847,779
Net income	$4,703,550	$4,191,203

Earnings per common share	$0.89	$0.80
Weighted average number of common shares
used in computing earnings per share	5,254,202	5,188,735
Dividends declared per common share	$0.38	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended June 30,
	2020	2019

Net income	$2,842,311	$2,419,298

Other comprehensive income, net of tax:
Unrealized holding gain on securities AFS arising during the period	246,634	447,432
Reclassification adjustment for gain realized in income	(39,086)	0
Unrealized gain during the period	207,548	447,432
Tax effect	(43,586)	(93,962)
Other comprehensive income, net of tax	163,962	353,470
Total comprehensive income	$3,006,273	$2,772,768

	Six Months Ended June 30,
	2020	2019

Net income	$4,703,550	$4,191,203

Other comprehensive income, net of tax:
Unrealized holding gain on securities AFS arising during the period	989,223	1,019,191
Reclassification adjustment for gain realized in income	(39,086)	0
Unrealized gain during the period	950,137	1,019,191
Tax effect	(199,529)	(214,031)
Other comprehensive income, net of tax	750,608	805,160
Total comprehensive income	$5,454,158	$4,996,363

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

Six Months Ended June 30, 2020

			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders’
	Stock	Stock	capital	earnings	AOCI*	stock	equity

Balance - January 1, 2020	$13,624,643	$1,500,000	$33,464,381	$22,667,949	$260,483	($2,622,777)	$68,894,679

Issuance of common stock	40,465		213,812				254,277
Cash dividends declared
Cash dividends declared - Common stock				(995,536)			(995,536)
Cash dividends declared - Preferred stock				(17,813)			(17,813)
Comprehensive income
Net income				1,861,239			1,861,239
Other comprehensive income					586,646		586,646

Balance - March 31, 2020	$13,665,108	$1,500,000	$33,678,193	$23,515,839	$847,129	($2,622,777)	$70,583,492

Issuance of common stock	47,752		214,135				261,887
Cash dividends declared
Cash dividends declared - Common stock				(998,899)			(998,899)
Cash dividends declared - Preferred stock				(12,187)			(12,187)
Comprehensive income
Net income				2,842,311			2,842,311
Other comprehensive income					163,962		163,962

Balance - June 30, 2020	$13,712,860	$1,500,000	$33,892,328	$25,347,064	$1,011,091	($2,622,777)	$72,840,566

*Accumulated other comprehensive income

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2019
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders’
	Stock	Stock	capital	earnings	AOCI*	stock	equity

Balance - January 1, 2019	$13,455,258	$2,000,000	$32,536,532	$17,882,282	(647,584)	(2,622,777)	$62,603,711

Issuance of common stock	49,415		263,611				313,026
Cash dividends declared
Cash dividends declared - Common stock				(983,122)			(983,122)
Cash dividends declared - Preferred stock				(27,500)			(27,500)
Redemption of preferred stock		(500,000)					(500,000)
Comprehensive income
Net income				1,771,905			1,771,905
Other comprehensive income					451,690		451,690

Balance - March 31, 2019	$13,504,673	$1,500,000	$32,800,143	$18,643,565	(195,894)	(2,622,777)	$63,629,710

Issuance of common stock	41,825		234,664				276,489
Cash dividends declared
Cash dividends declared - Common stock				(986,368)			(986,368)
Cash dividends declared - Preferred stock				(20,625)			(20,625)
Comprehensive income
Net income				2,419,298			2,419,298
Other comprehensive income					353,470		353,470

Balance - June 30, 2019	$13,546,498	$1,500,000	$33,034,807	$20,055,870	$157,576	($2,622,777)	$65,671,974

*Accumulated other comprehensive income (loss)

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities:
Net income	$4,703,550	$4,191,203
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	457,594	461,502
Provision for loan losses	684,002	354,169
Deferred income tax	(89,331)	23,318
Net realized gain on sale of securities AFS	(39,086)	0
Gain on sale of loans	(321,125)	(63,259)
(Gain) loss on sale of OREO	(23,372)	817
Income from CFS Partners	(311,167)	(333,359)
Amortization of bond premium, net	34,968	69,789
Write down of OREO	0	95,008
Proceeds from sales of loans held for sale	19,557,165	1,522,404
Originations of loans held for sale	(19,645,640)	(1,721,145)
Increase (decrease) in taxes payable	838,865	(41,593)
(Increase) decrease in interest receivable	(1,362,460)	107,816
Decrease in mortgage servicing rights	11,844	71,305
Decrease in right-of-use assets	121,650	116,320
Decrease in operating lease liabilities	(120,438)	(111,916)
(Increase) decrease in other assets	(115,557)	226,100
Increase in cash surrender value of BOLI	(41,744)	(43,870)
Amortization of limited partnerships	168,342	156,054
Change in net deferred loan fees and costs	2,944,294	8,633
Decrease in interest payable	(30,765)	(17,271)
Decrease in accrued expenses	(1,762)	(140,451)
Decrease in other liabilities	(71,837)	(85,517)
Net cash provided by operating activities	7,347,990	4,846,057

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	10,957,147	2,459,484
Purchases	(8,096,136)	(9,701,025)
Proceeds from redemption of restricted equity securities	522,400	493,600
Purchases of restricted equity securities	(503,400)	(92,000)
Decrease in limited partnership contributions payable	(288,000)	0
(Increase) decrease in loans, net	(114,075,128)	10,705,711
Capital expenditures net of proceeds from sales of bank
premises and equipment	(154,595)	(317,000)
Proceeds from sales of OREO	282,319	105,561
Recoveries of loans charged off	54,457	41,468
Net cash (used in) provided by investing activities	(111,300,936)	3,695,799

9

	2020	2019

Cash Flows from Financing Activities:
Net increase (decrease) in demand and interest-bearing transaction accounts	68,461,978	(39,888,431)
Net increase (decrease) in money market and savings accounts	22,856,626	(3,433,797)
Net decrease in time deposits	(6,975,213)	(9,344,709)
Net (decrease) increase in repurchase agreements	(4,731,553)	1,623,026
Net increase in short-term borrowings	2,000,000	6,100,000
Decrease in finance lease obligations	(30,256)	(61,117)
Redemption of preferred stock	0	(500,000)
Dividends paid on preferred stock	(30,000)	(48,125)
Dividends paid on common stock	(1,467,707)	(1,388,041)
Net cash provided by (used in) financing activities	80,083,875	(46,941,194)

Net decrease in cash and cash equivalents	(23,869,071)	(38,399,338)
Cash and cash equivalents:
Beginning	48,562,212	67,934,815
Ending	$24,693,141	$29,535,477

Supplemental Schedule of Cash Paid During the Period:
Interest	$2,714,067	$3,102,764

Income taxes, net of refunds	$10,000	$710,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities AFS	$950,137	$1,019,191

Loans transferred to OREO	$0	$92,084

Common Shares Dividends Paid:
Dividends declared	$1,994,435	$1,969,490
(Increase) decrease in dividends payable attributable to dividends declared	(10,564)	8,066
Dividends reinvested	(516,164)	(589,515)
	$1,467,707	$1,388,041

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Consolidation and Certain Definitions

Basis of Presentation and Consolidation. The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial condition and results of operations of the Company and its subsidiary, Community National Bank (the Bank), contained herein have been made. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K, as amended on Form 10-K/A. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full annual period ending December 31, 2020, or for any other interim period.

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

ABS:	Asset backed security	FDIC:	Federal Deposit Insurance Corporation
ACBB:	Atlantic Community Bankers Bank	FHLBB:	Federal Home Loan Bank of Boston
AFS:	Available-for-sale	FHLMC:	Federal Home Loan Mortgage Corporation
Agency MBS:	MBS issued by a US government agency	FOMC:	Federal Open Market Committee
	or GSE	FRB:	Federal Reserve Board
ALCO:	Asset Liability Committee	FRBB:	Federal Reserve Bank of Boston
ALL:	Allowance for loan losses	GAAP:	Generally Accepted Accounting Principles
AOCI:	Accumulated other comprehensive income		in the United States
ASC:	Accounting Standards Codification	GSE:	Government sponsored enterprise
ASU:	Accounting Standards Update	HTM:	Held-to-maturity
ATS:	Automatic transfer service	ICS:	Insured Cash Sweeps of the Promontory
Bancorp:	Community Bancorp.		Interfinancial Network
Bank:	Community National Bank	IRS:	Internal Revenue Service
BHG	Bankers Healthcare Group	JNE:	Jobs for New England
BIC:	Borrower-in-Custody	Jr:	Junior
Board:	Board of Directors	MBS:	Mortgage-backed security
BOLI:	Bank owned life insurance	MPF:	Mortgage Partnership Finance
bp or bps:	Basis point(s)	MSRs:	Mortgage servicing rights
CARES ACT:	Coronavirus Aid Relief and Economic	NII:	Net interest income
	Security Act	NMTC:	New Market Tax Credits
CBLR:	Community Bank Leverage Ratio	OAS:	Other amortizing security
CDARS:	Certificate of Deposit Accounts Registry	OCI:	Other comprehensive income (loss)
	Service of the Promontory Interfinancial	OREO:	Other real estate owned
	Network	OTTI:	Other-than-temporary impairment
CDs:	Certificates of deposit	PMI:	Private mortgage insurance
CDI:	Core deposit intangible	PPP:	Paycheck Protection Program
CECL:	Current Expected Credit Loss	PPPLF:	PPP Liquidity Facility of the FRBB
CFSG:	Community Financial Services Group, LLC	RD:	USDA Rural Development
CFS Partners:	Community Financial Services Partners,	SBA:	U.S. Small Business Administration
	LLC	SEC:	U.S. Securities and Exchange Commission
Company:	Community Bancorp. and Subsidiary	SERP:	Supplemental Employee Retirement Plan
COVID-19:	Coronavirus Disease 2019	TDR:	Troubled-debt restructuring
CRE:	Commercial Real Estate	USDA:	U.S. Department of Agriculture
DDA or DDAs:	Demand Deposit Account(s)	VA:	U.S. Veterans Administration
DTC:	Depository Trust Company	2017 Tax Act:	Tax Cut and Jobs Act of 2017
DRIP:	Dividend Reinvestment Plan	2018	Economic Growth, Regulatory Relief and
Exchange Act:	Securities Exchange Act of 1934	Regulatory	Consumer Protection Act of 2018
FASB:	Financial Accounting Standards Board	Relief Act:

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

In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00 percent on March 3, 2020 for the first time. On March 3, 2020, the FOMC reduced the targeted federal funds interest rate range by 50 bps to 1.00% to 1.25%. This range was further reduced to 0 percent to 0.25% on March 16, 2020. On April 29, 2020, the FOMC indicated that the federal funds target rate range will remain unchanged until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals. The FOMC reiterated that position on June 10, 2020 and again on July 29, 2020.

On March 27, 2020, the CARES Act was enacted to provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. These reductions in interest rates and other effects of the COVID-19 pandemic will adversely affect the Company’s business, financial condition and results of operations in future periods. It is unknown how long the adverse economic conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. Due to the inherent economic and other uncertainties related to the COVID-19 pandemic, it is reasonably possible that estimates made in the Company’s consolidated financial statements could be materially and adversely impacted in the near term as a result of the pandemic, including expected credit losses on loan receivables.

Note 3. Recent Accounting Developments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss, or CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale, which will require that credit losses on those securities be recorded through an allowance for credit losses rather than a write-down. The ASU may have a material impact on the Company’s consolidated financial statements upon adoption as it will require a change in the Company’s methodology for calculating its ALL and allowance on unused commitments. The Company will transition from an incurred loss model to an expected loss model, which will likely result in an increase in the ALL upon adoption and may negatively impact the Company’s and the Bank’s regulatory capital ratios. The Company has formed a committee to assess the implications of this new pronouncement and transitioned to a software solution for preparing the ALL calculation and related reports that management believes provides the Company with stronger data integrity, ease and efficiency in ALL preparation. The new software solution also provides numerous training opportunities for the appropriate personnel within the Company. The Company has gathered and is continuing to analyze the historical data to serve as a basis for estimating the ALL under CECL and continues to evaluate the impact of the adoption of the ASU on its consolidated financial statements. As initially proposed, the ASU was to be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. However, on October 16, 2019, the FASB approved an extended effective date for compliance with the ASU by smaller reporting companies, which are now required to comply with the ASU for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company qualifies for this extension and does not intend to early adopt the ASU at this time. Management will continue to evaluate the Company’s CECL compliance and implementation timetable in light of the extension.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued to reduce the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, step two of the goodwill impairment test was eliminated. Instead, a company will recognize an impairment of goodwill should the carrying value of a reporting unit exceed its fair value (i.e., step one). As initially proposed, the ASU was to be effective for the Company on January 1, 2020, however similar to ASU No. 2016-13, the effective date for this ASU was also extended with a revised effective date of January 1, 2023. The Company early adopted this ASU on January 1, 2020, and prospectively the Company will no longer give consideration to “Step 2” when performing its annual goodwill impairment test.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended June 30,	2020	2019

Net income, as reported	$2,842,311	$2,419,298
Less: dividends to preferred shareholders	12,187	20,625
Net income available to common shareholders	$2,830,124	$2,398,673
Weighted average number of common shares
used in calculating earnings per share	5,263,189	5,197,045
Earnings per common share	$0.54	$0.46

Six Months Ended June 30,	2020	2019

Net income, as reported	$4,703,550	$4,191,203
Less: dividends to preferred shareholders	30,000	48,125
Net income available to common shareholders	$4,673,550	$4,143,078
Weighted average number of common shares
used in calculating earnings per share	5,254,202	5,188,735
Earnings per common share	$0.89	$0.80

Note 5. Investment Securities

Debt securities as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2020
U.S. GSE debt securities	$11,007,834	$254,022	$0	$11,261,856
Agency MBS	18,280,805	508,352	22,056	18,767,101
ABS and OAS	2,602,494	143,362	0	2,745,856
Other investments	10,889,000	396,182	0	11,285,182
Total	$42,780,133	$1,301,918	$22,056	$44,059,995

December 31, 2019
U.S. GSE debt securities	$18,002,549	$99,743	$40,672	$18,061,620
Agency MBS	16,169,819	86,874	51,318	16,205,375
ABS and OAS	2,799,657	55,418	2,166	2,852,909
Other investments	8,665,000	181,846	0	8,846,846
Total	$45,637,025	$423,881	$94,156	$45,966,750

Investments pledged as collateral for repurchase agreements consisted of U.S. GSE debt securities, Agency MBS, ABS and OAS, and CDs. These repurchase agreements mature daily. These investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

June 30, 2020	$42,780,133	$44,059,995
December 31, 2019	45,637,025	45,966,750

Proceeds from sales of debt securities were $884,137 for the first six months of 2020 and $0 for the same period in 2019, with gains of $39,086 and $0, respectively.

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
June 30, 2020
Due in one year or less	$6,210,186	$6,258,418
Due from one to five years	7,438,000	7,802,063
Due from five to ten years	9,845,135	10,187,355
Due after ten years	1,006,007	1,045,058
Agency MBS	18,280,805	18,767,101
Total	$42,780,133	$44,059,995

December 31, 2019
Due in one year or less	$2,760,515	$2,766,254
Due from one to five years	9,674,948	9,862,450
Due from five to ten years	15,042,170	15,147,201
Due after ten years	1,989,573	1,985,470
Agency MBS	16,169,819	16,205,375
Total	$45,637,025	$45,966,750

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
June 30, 2020
Agency MBS	$4,042,637	$7,133	$805,133	$14,923	8	$4,847,770	$22,056

December 31, 2019
U.S. GSE debt securities	$7,964,192	$40,672	$0	$0	7	$7,964,192	$40,672
Agency MBS	5,273,683	24,648	2,920,091	26,670	13	8,193,774	51,318
ABS and OAS	1,000,490	2,166	0	0	1	1,000,490	2,166
Total	$14,238,365	$67,486	$2,920,091	$26,670	21	$17,158,456	$94,156

The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates its debt securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer’s financial condition. As of June 30, 2020 and December 31, 2019, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be OTTI.

Note 6. Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	June 30,	December 31,
	2020	2019

Commercial & industrial	$200,093,921	$98,930,831
Commercial real estate	265,596,406	246,282,726
Municipal	48,154,105	55,817,206
Residential real estate - 1st lien	163,527,859	158,337,296
Residential real estate - Jr lien	39,551,577	43,230,873
Consumer	3,990,931	4,390,005
Total loans	720,914,799	606,988,937
Deduct (add):
ALL	6,515,684	5,926,491
Deferred net loan fees (costs)	2,581,879	(362,415)
Net loans	$711,817,236	$601,424,861

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

							90 Days or
		90 Days	Total			Non-Accrual	More and
June 30, 2020	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$51,827	$34,003	$85,830	$200,008,091	$200,093,921	$417,740	$0
Commercial real estate	908,248	415,605	1,323,853	264,272,553	265,596,406	1,523,557	50,915
Municipal	0	0	0	48,154,105	48,154,105	0	0
Residential real estate
- 1st lien	727,807	863,571	1,591,378	161,936,481	163,527,859	2,646,601	684,926
- Jr lien	495,606	35,097	530,703	39,020,874	39,551,577	220,948	0
Consumer	10,531	0	10,531	3,980,400	3,990,931	0	0
Totals	$2,194,019	$1,348,276	$3,542,295	$717,372,504	$720,914,799	$4,808,846	$735,841

							90 Days or
		90 Days	Total			Non-Accrual	More and
December 31, 2019	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$68,532	$44,503	$113,035	$98,817,796	$98,930,831	$480,083	$0
Commercial real estate	1,690,307	151,723	1,842,030	244,440,696	246,282,726	1,600,827	0
Municipal	0	0	0	55,817,206	55,817,206	0	0
Residential real estate
- 1st lien	3,871,045	1,217,098	5,088,143	153,249,153	158,337,296	2,112,267	530,046
- Jr lien	331,416	147,976	479,392	42,751,481	43,230,873	240,753	112,386
Consumer	49,607	0	49,607	4,340,398	4,390,005	0	0
Totals	$6,010,907	$1,561,300	$7,572,207	$599,416,730	$606,988,937	$4,433,930	$642,432

For all loan segments, loans over 30 days past due are considered delinquent.

As of the balance sheet dates presented, residential mortgage loans in process of foreclosure consisted of the following:

	Number of loans	Balance

June 30, 2020	7	$281,700
December 31, 2019	9	495,943

Allowance for loan losses

The ALL is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes that future payments of a loan balance are unlikely. Subsequent recoveries, if any, are credited to the allowance.

Unsecured loans, primarily consumer loans, are charged off when they become uncollectible and no later than 120 days past due. Unsecured loans to customers who subsequently file bankruptcy are charged off within 30 days of receipt of the notification of filing or by the end of the month in which the loans become 120 days past due, whichever occurs first. For secured loans, both residential and commercial, the potential loss on impaired loans is carried as a loan loss reserve specific allocation; the loss portion is charged off when collection of the full loan appears unlikely. The unsecured portion of a real estate loan is that portion of the loan exceeding the “fair value” of the collateral less the estimated cost to sell. Value of the collateral is determined in accordance with the Company’s appraisal policy. The unsecured portion of an impaired real estate secured loan is charged off by the end of the month in which the loan becomes 180 days past due.

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

Loss ratios are calculated by loan segment for one year, two year, three year, four year and five year look back periods. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment in the current economic climate. During periods of economic stability, a relatively longer period (e.g., five years) may be appropriate. During periods of significant expansion or contraction, the Company may appropriately shorten the historical time period. Due primarily to the effects of COVID-19, the Company is currently using an extended look back period of one year.

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

The tables below summarize changes in the ALL and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended June 30, 2020

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$867,667	$3,323,054	$0	$1,477,276	$285,781	$53,717	$179,269	$6,186,764
Charge-offs	0	0	0	0	0	(15,507)	0	(15,507)
Recoveries	1,087	20,000	0	2,476	1,380	11,985	0	36,928
Provision (credit)	17,792	63,448	0	32,145	32,588	(1,542)	163,068	307,499
ALL ending balance	$886,546	$3,406,502	$0	$1,511,897	$319,749	$48,653	$342,337	$6,515,684

As of or for the six months ended June 30, 2020

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$836,766	$3,181,646	$0	$1,388,564	$289,684	$51,793	$178,038	$5,926,491
Charge-offs	0	0	0	(77,695)	(28,673)	(42,898)	0	(149,266)
Recoveries	1,087	20,000	0	5,810	4,747	22,813	0	54,457
Provision (credit)	48,693	204,856	0	195,218	53,991	16,945	164,299	684,002
ALL ending balance	$886,546	$3,406,502	$0	$1,511,897	$319,749	$48,653	$342,337	$6,515,684

ALL evaluated for impairment
Individually	$0	$0	$0	$119,841	$445	$0	$0	$120,286
Collectively	886,546	3,406,502	0	1,392,056	319,304	48,653	342,337	6,395,398
Total	$886,546	$3,406,502	$0	$1,511,897	$319,749	$48,653	$342,337	$6,515,684

Loans evaluated for impairment
Individually	$383,737	$1,613,732	$0	$5,058,544	$92,242	$0		$7,148,255
Collectively	199,710,184	263,982,674	48,154,105	158,469,315	39,459,335	3,990,931		713,766,544
Total	$200,093,921	$265,596,406	$48,154,105	$163,527,859	$39,551,577	$3,990,931		$720,914,799

As of or for the year ended December 31, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$697,469	$3,019,868	$0	$1,421,494	$273,445	$56,787	$133,478	$5,602,541
Charge-offs	(175,815)	(116,186)	0	(242,244)	(222,999)	(102,815)	0	(860,059)
Recoveries	10,768	50,388	0	15,776	2,200	38,710	0	117,842
Provision	304,344	227,576	0	193,538	237,038	59,111	44,560	1,066,167
ALL ending balance	$836,766	$3,181,646	$0	$1,388,564	$289,684	$51,793	$178,038	$5,926,491

ALL evaluated for impairment
Individually	$0	$0	$0	$103,836	$712	$0	$0	$104,548
Collectively	836,766	3,181,646	0	1,284,728	288,972	51,793	178,038	5,821,943
Total	$836,766	$3,181,646	$0	$1,388,564	$289,684	$51,793	$178,038	$5,926,491

Loans evaluated for impairment
Individually	$420,933	$1,699,238	$0	$4,471,902	$156,073	$0		$6,748,146
Collectively	98,509,898	244,583,488	55,817,206	153,865,394	43,074,800	4,390,005		600,240,791
Total	$98,930,831	$246,282,726	$55,817,206	$158,337,296	$43,230,873	$4,390,005		$606,988,937

As of or for the three months ended June 30, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$676,764	$3,153,156	$0	$1,407,132	$265,003	$49,715	$176,072	5,727,842
Charge-offs	(3,573)	(14,710)	0	(19,790)	(102,000)	(26,830)	0	(166,903)
Recoveries	0	0	0	7,576	516	13,056	0	21,148
Provision (credit)	41,941	(43,665)	0	32,439	124,465	17,469	(30,983)	141,666
ALL ending balance	$715,132	$3,094,781	$0	$1,427,357	$287,984	$53,410	$145,089	$5,723,753

As of or for the six months ended June 30, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$697,469	$3,019,868	$0	$1,421,494	$273,445	$56,787	$133,478	$5,602,541
Charge-offs	(3,573)	(14,710)	0	(94,521)	(102,000)	(59,621)	0	(274,425)
Recoveries	9,078	0	0	10,073	1,001	21,316	0	41,468
Provision	12,158	89,623	0	90,311	115,538	34,928	11,611	354,169
ALL ending balance	$715,132	$3,094,781	$0	$1,427,357	$287,984	$53,410	$145,089	$5,723,753

Impaired loans, by portfolio segment, were as follows:

	As of June 30, 2020			Average	Average
		Unpaid		Recorded	Recorded	Interest
	Recorded Investment(1)	Principal Balance	Related Allowance	Investment(1)(2)	Investment(1)(3)	Income Recognized(3)

Related allowance recorded
Residential real estate
- 1st lien	$864,493	$903,869	$119,841	$916,476	$903,797	$39,735
- Jr lien	5,414	5,411	445	5,550	5,740	282
Total with related allowance	869,907	909,280	120,286	922,026	909,537	40,017

No related allowance recorded
Commercial & industrial	383,737	417,734		387,962	398,952	213
Commercial real estate	1,614,105	1,983,282		1,632,676	1,655,041	7,339
Residential real estate
- 1st lien	4,231,160	5,011,883		4,032,707	3,893,458	117,120
- Jr lien	86,831	120,377		197,834	181,880	0
Total with no related allowance	6,315,833	7,533,276		6,251,179	6,129,331	124,672

Total impaired loans	$7,185,740	$8,442,556	$120,286	$7,173,205	$7,038,868	$164,689

1)	Recorded investment in impaired loans as of June 30, 2020 includes accrued interest receivable and deferred net loan costs of $37,485.
2)	For the three months ended June 30, 2020
3)	For the six months ended June 30, 2020

	As of December 31, 2019			Average
		Unpaid		Recorded	Interest
	Recorded	Principal	Related	Investment(1)	Income
	Investment(1)	Balance	Allowance	(2)	Recognized(2)

Related allowance recorded
Commercial & industrial	$0	$0	$0	$32,466	$0
Commercial real estate	0	0	0	97,720	0
Residential real estate
- 1st lien	878,439	902,000	103,836	982,158	86,039
- Jr lien	6,121	6,101	712	6,869	648
Total with related allowance	884,560	908,101	104,548	1,119,213	86,687

No related allowance recorded
Commercial & industrial	420,933	445,509		307,208	6,396
Commercial real estate	1,699,772	2,031,764		1,812,836	21,591
Residential real estate
- 1st lien	3,614,960	4,273,884		3,778,822	212,883
- Jr lien	149,972	157,754		224,938	4,524
Total with no related allowance	5,885,637	6,908,911		6,123,804	245,394

Total impaired loans	$6,770,197	$7,817,012	$104,548	$7,243,017	$332,081

1)	Includes accrued interest receivable and deferred net loan costs of $22,051.
2)	For the year ended December 31, 2019

	As of June 30, 2019			Average	Average
		Unpaid		Recorded	Recorded	Interest
	Recorded Investment(1)	Principal Balance	Related Allowance	Investment(1)(2)	Investment(1)(3)	Income Recognized(3)

Related allowance recorded
Commercial real estate	$0	$0	$0	$244,300	$162,867	$0
Residential real estate
- 1st lien	1,064,058	1,085,467	110,375	987,652	972,556	39,905
- Jr lien	6,674	6,654	681	6,803	6,959	335
Total with related allowance	1,070,732	1,092,121	111,056	1,238,755	1,142,382	40,240

No related allowance recorded
Commercial & industrial	606,831	610,660		323,209	235,754	213
Commercial real estate	2,053,151	2,342,542		1,883,114	1,838,184	9,178
Residential real estate
- 1st lien	4,182,285	4,853,328		3,889,301	3,747,907	115,477
- Jr lien	193,382	341,138		244,731	267,178	0
Total with no related allowance	7,035,649	8,147,668		6,340,355	6,089,023	124,868

Total impaired loans	$8,106,381	$9,239,789	$111,056	$7,579,110	$7,231,405	$165,108

1)	Recorded investment in impaired loans as of June 30, 2019 includes accrued interest receivable and deferred net loan costs of $18,145.
2)	For the three months ended June 30, 2019
3)	For the six months ended June 30, 2019

For all loan segments, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when the loan is delinquent 90 days and management believes, after considering collection efforts and other factors, that the borrower’s financial condition is such that collection of interest is considered by management to be doubtful. Any unpaid interest previously accrued on those loans is reversed from income. Interest income is generally not recognized on specific impaired loans unless the likelihood of further loss is considered by management to be remote. Interest payments received on impaired loans are generally applied as a reduction of the loan principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are considered by management to be reasonably assured.

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

Group C loans – Unacceptable Risk – are loans that have distinct shortcomings that require a greater degree of management attention. Examples of these shortcomings include a borrower’s inadequate capacity to service debt, poor operating performance, or insolvency. These loans are more likely to result in repayment through collateral liquidation. Group C loans range from those that are likely to sustain some loss if the shortcomings are not corrected, to those for which loss is imminent and non-accrual treatment is warranted. Group C loans include individually rated commercial purpose loans and retail loans adversely rated in accordance with the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification Policy. Group C retail loans include 1-4 family residential real estate loans and home equity loans past due 90 days or more with loan-to-value ratios greater than 60%, home equity loans 90 days or more past due where the Bank does not hold first mortgage, irrespective of loan-to-value, loans in bankruptcy where repayment is likely but not yet established, and lastly consumer loans that are 90 days or more past due.

Commercial purpose loan ratings are assigned by the commercial account officer; for larger and more complex commercial loans, the credit rating is a collaborative assignment by the lender and the credit analyst. The credit risk rating is based on the borrower’s expected performance, i.e., the likelihood that the borrower will be able to service its obligations in accordance with the loan terms. Credit risk ratings are meant to measure risk versus simply record history. Assessment of expected future payment performance requires consideration of numerous factors. While past performance is part of the overall evaluation, expected performance is based on an analysis of the borrower’s financial strength, and historical and projected factors such as size and financing alternatives, capacity and cash flow, balance sheet and income statement trends, the quality and timeliness of financial reporting, and the quality of the borrower’s management. Other factors influencing the credit risk rating to a lesser degree include collateral coverage and control, guarantor strength and commitment, documentation, structure and covenants and industry conditions. There are uncertainties inherent in this process.

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of June 30, 2020

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$195,468,925	$253,462,222	$48,154,105	$159,654,907	$39,294,941	$3,990,931	$700,026,031
Group B	2,948,465	5,979,965	0	0	0	0	8,928,430
Group C	1,676,531	6,154,219	0	3,872,952	256,636	0	11,960,338
Total	$200,093,921	$265,596,406	$48,154,105	$163,527,859	$39,551,577	$3,990,931	$720,914,799

As of December 31, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$93,774,871	$233,702,063	$55,817,206	$154,770,678	$42,725,543	$4,390,005	$585,180,366
Group B	3,295,223	4,517,811	0	0	0	0	7,813,034
Group C	1,860,737	8,062,852	0	3,566,618	505,330	0	13,995,537
Total	$98,930,831	$246,282,726	$55,817,206	$158,337,296	$43,230,873	$4,390,005	$606,988,937

Modifications of Loans and TDRs

A loan is classified as a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider.

The Company is deemed to have granted such a concession if it has modified a troubled loan in any of the following ways:

•	Reduced accrued interest;
•	Reduced the original contractual interest rate to a rate that is below the current market rate for the borrower;
•	Converted a variable-rate loan to a fixed-rate loan;
•	Extended the term of the loan beyond an insignificant delay;
•	Deferred or forgiven principal in an amount greater than three months of payments; or
•	Performed a refinancing and deferred or forgiven principal on the original loan.

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

The Company has adopted the TDR guidance issued by the federal banking agencies in March 2020 regarding the treatment of certain short-term loan modifications relating to the COVID-19 pandemic (See Note 3). Under this guidance, qualifying concessions and modifications are not considered TDRs. As of June 30, 2020, the Company had granted short term loan concessions and/or modifications within the terms of this guidance to 501 borrowers, with respect to loans having an aggregate principal amount of $105.4 million. These loans may bear a higher risk of default in future periods.

New TDRs, by portfolio segment, during the periods presented were as follows:

	Three months ended June 30, 2020			Six months ended June 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Residential real estate
- 1st lien	3	$477,189	$545,515	6	$645,298	$741,993

	Year ended December 31, 2019
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial & industrial	6	$371,358	$372,259
Commercial real estate	1	19,266	21,628
Residential real estate
- 1st lien	6	755,476	798,800
- Jr lien	1	55,557	57,415
	14	$1,201,657	$1,250,102

	Three months ended June 30, 2019			Six months ended June 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial & industrial	2	$49,217	$49,217	2	$49,217	$49,217
Commercial real estate	0	0	0	1	19,265	21,628
Residential real estate
- 1st lien	3	413,446	441,833	4	509,345	538,202
Total	5	$462,663	$491,050	7	$577,827	$609,047

The TDRs for which there was a payment default during the twelve month periods presented were as follows:

For the twelve months ended June 30, 2020

	Number of	Recorded
	Contracts	Investment

Commercial & industrial	4	$267,450
Residential real estate - 1st lien	3	289,790
Residential real estate - Jr lien	1	51,733
	8	$608,973

For the twelve months ended December 31, 2019

	Number of	Recorded
	Contracts	Investment

Commercial & industrial	2	$27,818
Residential real estate
- 1st lien	1	227,907
- Jr lien	1	55,010
	4	$310,735

For the twelve months ended June 30, 2019

	Number of	Recorded
	Contracts	Investment

Commercial real estate	1	$384,791
Residential real estate - 1st lien	1	132,304
Total	2	$517,095

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

The specific allowances within the ALL related to TDRs as of the balance sheet dates are presented in the table below.

	June 30,	December 31,
	2020	2019

Specific Allocation	$120,286	$104,548

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

As of December 31, 2019, the most recent evaluation, management concluded that no impairment existed. Management evaluates its goodwill intangible for impairment at least annually, or more frequently as circumstances warrant, including, as applicable, circumstances arising out of the COVID-19 pandemic, including the disruptions to the economy and increased volatility in the financial markets and related impacts on the Company’s business. In light of the recent events surrounding COVID-19, the Company has performed an interim analysis and concluded that, as of July 31, 2020, no impairment existed.

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

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury and other U.S. Government debt securities that are highly liquid and are actively traded in over-the-counter markets

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes MSRs, impaired loans and OREO.

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

   .

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below. There were no Level 1 or Level 3 assets or liabilities measured on a recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between Levels during either 2020 or 2019.

Level 2	June 30, 2020	December 31, 2019
Assets: (market approach)
U.S. GSE debt securities	$11,261,856	$18,061,620
Agency MBS	18,767,101	16,205,375
ABS and OAS	2,745,856	2,852,909
Other investments	11,285,182	8,846,846
Total	$44,059,995	$45,966,750

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following table includes assets measured at fair value on a non-recurring basis that have had a fair value adjustment since their initial recognition. Impaired loans measured at fair value only include collateral-dependent impaired loans with a related specific ALL and are presented net of specific allowances as disclosed in Note 6. There were no such fair value adjustments during 2020 or 2019. Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy level, are summarized below. There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between levels during either 2020 or 2019.

Level 2	June 30, 2020	December 31, 2019
Assets: (market approach)
Loans held-for-sale	$409,600	$0
MSRs (1)	927,733	939,577
OREO	707,791	966,738

(1)	Represents MSRs at lower of cost or fair value.

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company’s financial instruments were as follows:

June 30, 2020		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$24,693	$24,693	$0	$0	$24,693
Debt securities AFS	44,060	0	44,060	0	44,060
Restricted equity securities	1,413	0	1,413	0	1,413
Loans and loans held-for-sale, net of ALL
Commercial & industrial	196,152	0	0	199,273	199,273
Commercial real estate	262,002	0	0	263,042	263,042
Municipal	48,153	0	0	48,915	48,915
Residential real estate - 1st lien	162,768	0	0	162,703	162,703
Residential real estate - Jr lien	39,212	0	0	39,267	39,267
Consumer	3,940	0	0	3,953	3,953
MSRs (1)	928	0	949	0	949
Accrued interest receivable	3,699	0	3,699	0	3,699

Financial liabilities:
Deposits
Other deposits	697,910	0	700,077	0	700,077
Brokered deposits	1,455	0	1,464	0	1,464
Short-term borrowings	2,000	0	2,000	0	2,000
Long-term borrowings	2,650	0	2,556	0	2,556
Repurchase agreements	28,458	0	28,458	0	28,458
Operating lease obligations	1,143	0	1,143	0	1,143
Finance lease obligations	70	0	70	0	70
Subordinated debentures	12,887	0	12,860	0	12,860
Accrued interest payable	109	0	109	0	109

(1)	Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

December 31, 2019		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$48,562	$48,562	$0	$0	$48,562
Debt securities AFS	45,967	0	45,967	0	45,967
Restricted equity securities	1,432	0	1,432	0	1,432
Loans and loans held-for-sale, net of ALL
Commercial & industrial	98,062	0	0	97,356	97,356
Commercial real estate	243,022	0	0	242,735	242,735
Municipal	55,817	0	0	55,867	55,867
Residential real estate - 1st lien	156,897	0	0	156,520	156,520
Residential real estate - Jr lien	42,927	0	0	42,950	42,950
Consumer	4,337	0	0	4,306	4,306
MSRs (1)	940	0	1,250	0	1,250
Accrued interest receivable	2,337	0	2,337	0	2,337

Financial liabilities:
Deposits
Other deposits	603,872	0	604,267	0	604,267
Brokered deposits	11,149	0	11,153	0	11,153
Long-term borrowings	2,650	0	2,427	0	2,427
Repurchase agreements	33,190	0	33,190	0	33,190
Operating lease obligations	1,263	0	1,263	0	1,263
Finance lease obligations	100	0	100	0	100
Subordinated debentures	12,887	0	12,831	0	12,831
Accrued interest payable	139	0	139	0	139

(1)	Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

Note 9. Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

	Six Months Ended	Year Ended
	June 30, 2020	December 31, 2019

Balance at beginning of year	$939,577	$1,004,948
MSRs capitalized	108,014	114,580
MSRs amortized	(119,858)	(179,951)
Balance at end of period	$927,733	$939,577

There was no valuation allowance recorded for MSRs for the periods presented.

Note 10. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business. Management does not expect that any such litigation will be material to the Company’s consolidated financial condition or results of operations.

Note 11. Subsequent Events

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP. On June 11, 2020, the Company’s Board declared a cash dividend of $0.19 per common share, payable August 1, 2020 to shareholders of record as of July 15, 2020. This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Period Ended June 30, 2020

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly-owned subsidiary, Community National Bank, as of June 30, 2020 and December 31, 2019, and its consolidated results of operations for the three- and six-month interim period presented.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2019 Annual Report on Form 10-K, as amended on Form 10-K/A, filed with the SEC. Please refer to Note 1 in the accompanying audited consolidated financial statements for a listing of acronyms and defined terms used throughout the following discussion.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the results of operations, financial condition and business of the Company and its subsidiary. Words used in the discussion below such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects”, “plans,” “assumes”, “predicts,” “may”, “might”, “will”, “could”, “should” and similar expressions, indicate that management of the Company is making forward-looking statements.

Forward-looking statements are not guarantees of future performance. They necessarily involve risks, uncertainties and assumptions. Examples of forward looking statements included in this discussion include, but are not limited to, statements regarding the potential effects of the COVID-19 pandemic on our business, financial condition, results of operations and prospects; the estimated contingent liability related to assumptions made within the asset/liability management process; management’s expectations as to the future interest rate environment and the Company’s related liquidity level; credit risk expectations relating to the Company’s loan portfolio and its participation in the FHLBB MPF program; and management’s general outlook for the future performance of the Company or the local or national economy. Although forward-looking statements are based on management’s expectations and estimates as of the date they are made, many of the factors that could influence or determine actual results are unpredictable and not within the Company’s control.

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities:

•	general economic or business conditions, either nationally, regionally or locally, deteriorate, resulting in a decline in credit quality or a diminished demand for the Company’s products and services;
•	competitive pressures increase among financial service providers in the Company’s northern New England market area or in the financial services industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems;
•	interest rates change in such a way as to negatively affect the Company’s net income, asset valuations or margins;
•	changes in laws or government rules, including the rules of the federal Consumer Financial Protection Bureau, or the way in which courts or government agencies interpret or implement those laws or rules, increase our costs of doing business, causing us to limit or change our product offerings or pricing, or otherwise adversely affect the Company’s business;
•	changes in federal or state tax laws or policy;
•	changes in the level of nonperforming assets and charge-offs;
•	changes in applicable accounting policies, practices and standards, including, without limitation, implementation of pending changes to the measurement of credit losses in financial statements under US GAAP pursuant to the CECL model;
•	changes in consumer and business spending, borrowing and savings habits;
•	reductions in deposit levels, which necessitate increased borrowings to fund loans and investments;
•	the geographic concentration of the Company’s loan portfolio and deposit base;
•	losses due to the fraudulent or negligent conduct of third parties, including the Company’s service providers, customers and employees;
•	cybersecurity risks could adversely affect the Company’s business, financial performance or reputation and could result in financial liability for losses incurred by customers or others due to data breaches or other compromise of the Company’s information security systems;

•	higher-than-expected costs are incurred relating to information technology or difficulties arise in implementing technological enhancements;
•	management’s risk management measures may not be completely effective;
•	changes in the United States monetary and fiscal policies, including the interest rate policies of the FRB and its regulation of the money supply;
•	adverse changes in the credit rating of U.S. government debt;
•	the planned phase out the LIBOR by the end of 2021, which could adversely affect the Company’s interest costs in future periods on its $12,887,000 in principal amount of Junior Subordinated Debentures due December 12, 2037, which currently bear interest at a variable rate, adjusted quarterly, equal to 3-month LIBOR, plus 2.85%;
•	the effect of COVID-19 on our Company, the communities where we have branches, the State of Vermont and the national and global economies and overall stability of the financial markets;
•	government and regulatory responses to the COVID-19 pandemic;
•	operational and internal system failures due to changes in normal business practices, including remote working for Company staff;
•	increased cybercrime and payment system risk due to increase usage by customers of online and other remote banking channels;
•	rising unemployment rates in our markets due to the COVID-19 related business shutdowns, delays and setbacks in scheduled re-openings and other economic disruptions, which reduces our borrowers’ ability to repay their loans and reduces customer demand for our products and services; and
•	government intervention in the U.S. financial system, including the effects of recent legislative, tax, accounting and regulatory actions and reforms, such as passage of the CARES Act, the actions of the Federal Reserve affecting monetary policy, and the temporary moratorium on foreclosures imposed by the State of Vermont in response to the COVID-19 emergency.

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

OVERVIEW

The Company’s consolidated assets on June 30, 2020 were $822,980,551, an increase of $85,025,232, or 11.5%, from December 31, 2019. Net loans increased $110,392,375, or 18.4%, since December 31, 2019. This year-to-date growth is attributable to an increase of $101.2 million in commercial loans, $19.3 million in commercial real estate loans, and $5.2 million in 1-4 family residential loans. Growth in the commercial loan portfolio reflects $98.5 million in SBA PPP loan originations as well as $3.4 million in purchased loans from BHG. Net loans was also impacted by the seasonal municipal loan runoff of $7.7 million as of June 30, 2020. The securities AFS portfolio decreased $1,906,755, or 4.2%, from December 31, 2019 primarily due to calls and sales totaling $8.6 million, which was partially offset by purchases totaling $8.3 million during the first six months of 2020.

Total deposits on June 30, 2020 were $699,364,759, an increase of $84,343,391 or 13.7%, since December 31, 2019, reflecting the combined effect of increases in core deposits of $68.5 million, or 22.1%, money market funds of $6.0 million, or 6.5% and savings accounts of $16.9 million, or 17.4%, offset slightly by the seasonal runoff of municipal deposits which decreased approximately $9.8 million year to date and a decrease in time deposits of $7.0 million, or 6.0%.  The significant increases in core deposits was driven in part by PPP loan funds that were deposited in business checking accounts as well as increases in customer checking accounts likely from stimulus payments, unemployment benefits and deferral or forbearance agreements on residential mortgage and student loans.  The decrease in time deposits was predominantly due to the maturity of brokered deposits that were not replaced.

Interest income decreased $70,980, or 0.9%, for the second quarter of 2020 compared to the same quarter in 2019, while a slight increase of $2,804, or 0.02%, is noted for the first six months of 2020 compared to the same period in 2019. The opportunity for an increase in interest income from the loan growth was offset by the impact of the decrease in the prime rate on new loan originations and interest rate adjustments on adjustable rate loans, as well as the mandated 1% interest rate on SBA PPP loans. The low interest rate environment also resulted in a decrease in interest earned on the investment portfolio and fed funds sold. The origination of the PPP loans resulted in processing fees from the SBA in the amount of $554,927 recorded in the second quarter of 2020 contributing to the total of fees on loans of $610,874 for the second quarter of 2020 compared to $496,540 for the second quarter of 2019 which included a prepayment penalty collected in the amount of $440,656. Total fees on loans for the six months ended June 30, 2020 were $663,702 compared to $540,365 for the same period in 2019.

Interest expense decreased $340,044 or 22.0%, for the second quarter of 2020 compared to the same quarter in 2019, while a decrease of $402,191, or 13.0%, is noted for the first six months of 2020 compared to the same period in 2019. The decrease in interest expense is due to a reduction of rates paid on interest-bearing transaction accounts, money market accounts and time deposits, following the 150 basis point decrease in short-term rates in March in response to the COVID-19 pandemic. Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section for more information on the impact that FRB action and changes in the yield curve could have on net interest income.

Current year to date provision for loan losses was $684,002 compared to $354,169 for the same period in 2019 while the provision for the second quarter of 2020 was $307,499 compared to $141,666 for the same period in 2019 resulting in increases of 117.1% and 93.1%, respectively. These increases to the provision were partially due to loan growth early in the year as well as adjustments to the qualitative factors used to estimate the allowance for loan losses, particularly factors related to the economic impact to borrowers from the COVID pandemic. PPP loans bear a 100% SBA guarantee and therefore did not impact calculation of the provision. Please refer to the ALL and provisions discussion in the Credit Risk section for more information on these increases.

Net income for the second quarter of 2020 was $2,842,311, an increase of $423,013, or 17.5%, from net income of $2,419,298 for the same quarter of 2019. Net income for the first six months of 2020 increased $512,347, or 12.2%, from $4,191,203 for 2019 to $4,703,550 for 2020. Non-interest income increased $327,964, or 22.9%, while non-interest expense decreased $91,607, or 1.8%, accounting for a portion of the increase in net income for the second quarter of 2020 versus the same quarter of 2019. Non-interest income for the first six months of 2020 increased $362,970, or 13.2% compared to the same period in 2019 and non-interest expense decreased $154,312, or 1.5% between the same comparison periods. Income from sold loans increased substantially by $267,601, or 207.9% between the second quarter comparison periods of 2020 and 2019 and $304,977, or 131.6% between the six month comparison periods of 2020 and 2019. Other income from loans increased $77,620, or 34.7% for the second quarter of 2020 compared to the second quarter of 2019, and $159,343, or 44.0% for the first six months of 2020 compared to the same period in 2019. Loan originations that were subsequently sold in the secondary market were $19.6 million for the first six months of 2020 compared to $1.7 million for the same period in 2019 resulting in gains on sale of loans of $321,125 and $63,259, respectively. Commercial and residential loan documentation fees made up the biggest portion of other income from loans, with figures of $132,634 and $104,794, respectively, noted for the second quarter of 2020 versus 2019, and $262,501 and $145,069, respectively, for the first six months of 2020 versus 2019.

The COVID-19 pandemic has impacted some of the Company’s sources of non-interest income differently. For instance the unusually high balances maintained in customer deposit accounts has resulted in a decrease in overdraft fees. These fees were $154,208 for the second quarter in 2020 compared to $274,935 for the second quarter of 2019, a 43.9% decrease, with a 20.8% decrease noted for the six months ended June 30, 2020 compared to 2019. Conversely, interchange fee income related to customers’ use of debit cards increased $34,205, or 9.2% between the 2020 and 2019 second quarter comparison periods and $45,515, or 6.4% in the year to date comparison. This customer behavior of choosing to use debit or credit card as a payment method has had an impact on the circulation of coin and currency.

The decrease in non-interest expense is made up of many components, with subsequent net write-downs on OREO properties accounting for $119,000 in the year to date comparison and $111,000 in the quarter to quarter comparison periods. Collection and non-accruing loan expenses decreased $38,763 during the second quarter of 2020 versus 2019 and $72,122 during the first six months of 2020 versus 2019. Please refer to the Non-interest Income and Non-interest Expense sections for more information on these and other changes.

Equity capital grew to $72.8 million, with a book value per share of $13.52 as of June 30, 2020, compared to equity capital of $65.7 million and a book value of $12.32 as of June 30, 2019. On June 11, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.19 per common share, payable on August 1, 2020 to shareholders of record on July 15, 2020.

The financial statements and capital sections of this report reflect the redemption in 2019 at par of five shares of the Company’s Series A non-cumulative perpetual preferred stock on March 31, 2019, at an aggregate redemption price of $500,000, plus accrued dividends. Partial redemptions of the Company’s preferred stock began in 2018, and are at the discretion of management and voted on by the Board. The Company chose to not redeem any additional preferred shares during the first six months of 2020, but may consider further redemptions later this year.

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

In Vermont, on March 24, 2020 the Governor issued a “Stay Home, Stay Safe” order and directed the closure of in-person operations for all non-essential businesses. As an essential business, the Company remained open but put in place a number of mitigation strategies in order to reduce close contact among employees and customers. Most of these mitigation strategies have been reversed, or relaxed, including:

•	branch lobbies have reopened, but customers are encouraged to wear protective masks, and may still transact business through drive-up windows if they do not feel comfortable entering the branch lobbies;
•	customers are encouraged to use ATM and electronic banking as options to avoid close contact with others;
•	while the work-from-home protocol is still available for employees, most employees have returned to work;
•	most of the 14 retail staff that were previously placed on furlough have returned to their respective branch office;
•	employees are instructed to continue to practice social distancing when working in areas requiring multiple workers;
•	in-person meetings are being accomplished with use of video conferencing and conference calls; and
•	the Company’s annual meeting scheduled for May 12, 2020 has been rescheduled to October 6, 2020 in a virtual meeting format.

As a guide, management followed protocols from the Company’s Pandemic and Business Continuity Plan and guidance from State and Federal governments to ensure continued safe access to banking services while focusing on the health and safety of our employees and customers. Members of the Company’s Pandemic Team meet weekly to address COVID-19 issues and developments. Management has conducted a risk situation analysis in each business unit and stress tested areas most vulnerable to be impacted, such as liquidity and asset quality.

Although the longer term impacts of the COVID-19 pandemic are expected to be adverse, in the short term the pandemic has had a net positive impact on the Company’s results for the three months and six months ended June 30, 2020. The Federal Reserve’s reaction to lower rates resulted in lower interest expense and the market reaction lowering long term rates fueled refinancing and home purchases providing strong fee income for the Company. The fees from the origination of PPP loans also provided unanticipated fee income. The extent to which the pandemic impacts our business, operations and financial results in the future will depend on numerous factors that we may not be able to accurately predict, although adverse impacts are likely in future periods. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and the demand for loans and other products and services we offer, which are highly dependent on the business environment in our local banking markets and in the country as a whole. Beginning in the second quarter of 2020, the COVID-19 pandemic began to impact our business and operations. In addition to the temporary measures taken to modify our business operations and methods for delivering our products and services, we are focused on servicing the financial needs of our commercial and consumer clients with flexible loan payment arrangements, including, where appropriate, short-term loan modifications or other concessions and reducing or waiving certain fees on deposit accounts. Future governmental actions may require continuation of these and other types of customer accommodations.

The CARES Act included an original allocation of $349 billion for loans to be issued by financial institutions through the SBA, under the PPP, and then Congress approved an additional PPP funding of $321 billion, with a final expiration date of August 8, 2020. These loans will be forgiven to the extent that the funds are used for payroll costs, interest on mortgages, rent, or utilities as long as at least 60% of the forgiven amount was used for payroll. Borrowers can apply for forgiveness after an eight week or 24 week period, at the discretion of the borrower and lender. The SBA will review all requests for forgiveness of PPP loans in excess of $2.0 million. Additionally, loan payments will be deferred for six months and no collateral or personal guarantees are required. Neither the government nor lenders are permitted to charge the recipients any fees. PPP loans carry a fixed rate of 1.00% and a term of two years, if closed prior to June 5, 2020 and five years for loans closed after June 5, 2020, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan and the loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. As of June 30, 2020, the Company had originated 786 PPP loans totaling $98.5 million, and expects to earn approximately $3.6 million in related fees. Participation in the PPP will likely have a significant impact on our asset mix and net interest margin for the remainder of 2020.

We maintain access to multiple sources of liquidity, including access to the newly-created PPPLF of the FRB, which was established by the FRB to facilitate funding of PPP lending activity by banks and other eligible lenders. Under the PPPLF lenders may pledge pools of PPP loans having the same maturity date, with the maturity date of the lender’s advance matching the maturity date of the pool. There are no fees for PPPLF advances, which bear an annual rate of 35 bps. As of June 30, 2020, the Company had no PPPLF advances. Use of the PPPLF will depend on liquidity needs should the Company experience a decline in deposit balances or other funding sources.

As of June 30, 2020, all of the Company’s capital ratios, and those of our subsidiary Bank, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

On April 17, Vermont Governor Phil Scott outlined an approach for the phased restart of Vermont’s economy, emphasizing the state’s modeling of COVID 19 cases indicated initial steps could be taken while the “stay home, stay safe” order remains in effect. On April 24, with modeling continuing to indicate a significant slowing of the spread of the virus, the Governor’s administration outlined some additional openings as an effort to put Vermonters back to work. These phased steps to reopen the economy came with a full list of work-place health and safety requirements for all business and specifications for each newly opened operation.

On May 13, the phased restart of Vermont’s economy was amended to allow for limited resumption of retail operations which were deemed critical under the “stay home, stay safe” order. In preparation to re-open branch lobbies the Company implemented the recommended work-place health and safety measures of the Vermont Agency of Commerce and Community Development (ACCD) and required all employees to conduct enhanced training developed by Vermont Occupational Safety and Health Agency (VOSHA). On May 18, the Company reopened branch lobbies and furloughed employees returned to work.

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

The Company’s critical accounting policies govern:

•	the ALL;
•	OREO;
•	OTTI of debt securities;
•	valuation of residential MSRs; and
•	the carrying value of goodwill.

These policies are described in the Company’s 2019 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements.  There were no material changes during the first six months of 2020 in the Company’s critical accounting policies.

RESULTS OF OPERATIONS

Net income for the second quarter of 2020 was $2,842,311, or $0.54 per common share, compared to $2,419,298, or $0.46 per common share, for the same quarter of 2019. Net income for the first six months of 2020 was $4,703,550 or $0.89 per common share, compared to $4,191,203 or $0.80 per common share for 2019. Core earnings (NII) for the second quarter of 2020 increased $269,063, or 4.0%, compared to the same quarter in 2019, and $404,995, or 3.2% for the first six months of 2020 compared to 2019. Although the Company added approximately $98.5 million in PPP loans classified as commercial yielding approximately 1.0%, the remainder of the loan mix continued to shift in favor of higher yielding commercial loans, while the deposit mix experienced an increase in non-maturity deposits, both of which have benefited the Company’s net interest income. Interest paid on deposits, which is the major component of total interest expense, decreased $253,051, or 19.8%, for the second quarter of 2020 compared to the same quarter of 2019, and $286,474, or 11.2% for the first six months of 2020, reflecting the decreases in short-term rates initiated by the FRB in March in response to the pandemic.

The following tables summarize certain balance sheet data and the earnings performance of the Company for the periods presented.

	June 30,	December 31,
	2020	2019
Balance Sheet Data
Net loans	$711,817,236	$601,424,861
Total assets	822,980,551	737,955,319
Total deposits	699,364,759	615,021,368
Borrowed funds	4,650,000	2,650,000
Junior subordinated debentures	12,887,000	12,887,000
Total liabilities	750,139,985	669,060,640
Total shareholders’ equity	72,840,566	68,894,679

Book value per common share outstanding	$13.52	$12.86

	Six Months Ended June 30,
	2020	2019
Operating Data
Total interest income	$15,963,594	$15,960,790
Total interest expense	2,683,302	3,085,493
Net interest income	13,280,292	12,875,297

Provision for loan losses	684,002	354,169
Net interest income after provision for loan losses	12,596,290	12,521,128

Non-interest income	3,115,809	2,752,839
Non-interest expense	10,080,673	10,234,985
Income before income taxes	5,631,426	5,038,982
Applicable income tax expense(1)	927,876	847,779
Net Income	$4,703,550	$4,191,203

Per Common Share Data
Earnings per common share (2)	$0.89	$0.80
Dividends declared per common share	$0.38	$0.38
Weighted average number of common shares outstanding	5,254,202	5,188,735
Number of common shares outstanding, period end	5,275,043	5,208,498

(1) Applicable income tax expense assumes a 21% tax rate for both periods.
(2) Computed based on the weighted average number of common shares outstanding during the periods presented.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders’ equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following tables show these ratios annualized for the comparison periods presented.

	Three Months Ended June 30,
	2020	2019
Return on average assets	1.40%	1.39%
Return on average equity	16.01%	15.13%

	Six Months Ended June 30,
	2020	2019
Return on average assets	1.22%	1.21%
Return on average equity	13.43%	13.28%

INTEREST INCOME VERSUS INTEREST EXPENSE (NET INTEREST INCOME)

The largest component of the Company’s operating income is NII, which is the difference between interest earned on loans and investments and the interest paid on deposits and other sources of funds (i.e., borrowings). The Company’s level of net interest income can fluctuate over time due to changes in the level and mix of earning assets and sources of funds (volume), and changes in the yield earned and costs of funds (rate). A portion of the Company’s income from loans to local municipalities is not subject to income taxes. Because the proportion of tax-exempt items in the Company’s balance sheet varies from year-to-year, to improve comparability of information, the non-taxable income shown in the tables below has been converted to a tax equivalent basis. The Company’s corporate tax rate is 21%; therefore, to equalize tax-free and taxable income in the comparison, we divide the tax-free income by 79%, with the result that every tax-free dollar is equivalent to $1.27 in taxable income for the periods presented.

The Company’s tax-exempt interest income of $396,590 and $311,574 for the three months ended June 30, 2020 and 2019, respectively, and $792,078 and $623,206, respectively, was derived from loans to local municipalities of $48.2 million and $30.3 million at June 30, 2020 and 2019, respectively.

The following tables show the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

	Three Months Ended June 30,
	2020	2019

Net interest income as presented	$6,984,533	$6,715,469
Effect of tax-exempt income	105,423	82,823
Net interest income, tax equivalent	$7,089,956	$6,798,292

	Six Months Ended June 30,
	2020	2019

Net interest income as presented	$13,280,292	$12,875,297
Effect of tax-exempt income	210,552	165,662
Net interest income, tax equivalent	$13,490,844	$13,040,959

As a result of the adverse economic impacts and uncertainties from the COVID-19 pandemic, and from the FRBs responsive monetary policies, the Company’s NII is likely to be adversely affected in future periods, although the duration and extent of such impacts cannot be predicted at this time.

The following tables present average interest-earning assets and average interest-bearing liabilities supporting earning assets. Interest income (excluding interest on non-accrual loans) is expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended June 30,
	2020			2019
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$707,342,015	$7,947,820	4.52%	$585,631,683	$7,911,831	5.42%
Taxable investment securities	43,254,956	253,178	2.35%	43,884,455	270,026	2.47%
Sweep and interest-earning accounts	19,928,646	74,467	1.50%	20,188,566	136,600	2.71%
Other investments (2)	1,851,684	21,400	4.65%	1,763,126	26,788	6.09%
Total	$772,377,301	$8,296,865	4.32%	$651,467,830	$8,345,245	5.14%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$200,646,650	$251,549	0.50%	$154,798,455	$375,645	0.97%
Money market accounts	105,396,324	296,856	1.13%	93,899,043	364,126	1.56%
Savings deposits	109,987,298	37,575	0.14%	95,599,896	40,713	0.17%
Time deposits	110,069,513	441,228	1.61%	121,342,236	499,775	1.65%
Borrowed funds	5,475,396	2,238	0.16%	2,561,769	5,370	0.84%
Repurchase agreements	29,066,422	59,006	0.82%	32,528,266	73,070	0.90%
Finance lease obligations	74,678	1,495	8.01%	216,192	4,499	8.32%
Junior subordinated debentures	12,887,000	116,962	3.65%	12,887,000	183,755	5.72%
Total	$573,603,281	$1,206,909	0.85%	$513,832,857	$1,546,953	1.21%

Net interest income		$7,089,956			$6,798,292
Net interest spread (3)			3.47%			3.93%
Net interest margin (4)			3.69%			4.19%

1)	Included in gross loans are non-accrual loans with an average balance of $4,677,752 and $5,550,793 for the three months ended June 30, 2020 and 2019, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $59,360,944 and $45,825,394 for the three months ended June 30, 2020 and 2019, respectively.

2)	Included in other investments is the Company’s FHLBB Stock with an average balance of $786,534 and $697,976 for the three months ended June 30, 2020 and 2019, respectively, and a dividend rate of approximately 5.06% and 6.22%, respectively, per quarter.

3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

4)	Net interest margin is net interest income divided by average earning assets.

	Six Months Ended June 30,
	2020			2019
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$661,041,857	$15,418,910	4.69%	$582,555,613	$15,205,480	5.26%
Taxable investment securities	43,299,623	537,934	2.50%	41,696,057	518,134	2.51%
Sweep and interest-earning accounts	19,383,640	171,477	1.78%	28,196,920	350,091	2.50%
Other investments (2)	1,871,601	45,825	4.92%	1,791,967	52,747	5.94%
Total	$725,596,721	$16,174,146	4.48%	$654,240,557	$16,126,452	4.97%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$190,359,362	$637,781	0.67%	$156,643,836	$779,184	1.00%
Money market accounts	101,776,006	658,139	1.30%	94,066,768	720,784	1.55%
Savings deposits	104,392,291	76,846	0.15%	94,975,891	80,823	0.17%
Time deposits	110,725,171	903,979	1.64%	123,955,061	982,428	1.60%
Borrowed funds	6,646,874	13,254	0.40%	2,059,348	5,392	0.53%
Repurchase agreements	27,602,725	118,541	0.86%	32,733,436	145,901	0.90%
Finance lease obligations	82,375	3,274	7.95%	231,379	9,614	8.31%
Junior subordinated debentures	12,887,000	271,488	4.24%	12,887,000	361,367	5.65%
Total	$554,471,804	$2,683,302	0.97%	$517,552,719	$3,085,493	1.20%

Net interest income		$13,490,844			$13,040,959
Net interest spread (3)			3.51%			3.77%
Net interest margin (4)			3.74%			4.02%

1)	Included in gross loans are non-accrual loans with an average balance of $4,706,338 and $5,075,454 for the six months ended June 30, 2020 and 2019, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale and includes tax-exempt loans to local municipalities with average balances of $58,970,429 and $45,649,487 for the six months ended June 30, 2020 and 2019, respectively.

2)	Included in other investments is the Company’s FHLBB Stock with average balances of $806,451 and $726,817, respectively, and a dividend rate of approximately 4.94% and 6.44%, respectively, for the six months ended June 30, 2020 and 2019, respectively.

3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three- and six-month periods ended June 30, 2020 increased 18.6% and 10.9%, respectively, compared to the same periods last year while the average yield on interest-earning assets decreased 82 bps and 49 bps, respectively. The decrease in the average yield in most categories reflects the decrease in the federal funds rate during the first six months of 2020, as well as the average volume of low-yielding PPP loans totaling $76.3 million and $97.6 million for the three- and six-month periods, respectively. The average yield on these loans is approximately 1.0%, thereby contributing to the decrease in yield on the loan portfolio as well as on total earning assets.

The average volume of loans increased over the three- and six-month comparison periods of 2020 versus 2019 by 20.8% and 13.5%, respectively, while the average yield on loans decreased 90 bps and 57 bps, respectively. Loans accounted for 91.7% and 91.1%, respectively, of the average interest-earning asset portfolio for the three- and six- month periods ended June 30, 2020 compared to 89.9% and 89.0%, respectively, for the same periods last year. Interest earned on the loan portfolio as a percentage of total interest income increased to 95.8% and 95.3%, respectively, for the three- and six-month periods of 2020 compared to 94.8% and 94.3%, respectively, for the same periods in 2019.

The average volume of the taxable investment portfolio (classified as AFS) decreased 1.4% during the three-month period ended June 30, 2020, while increasing 3.9% during the six-month period ended June 30, 2020, compared to the same periods last year, and the average yield decreased 12 bps and one bp, respectively. Exercised calls of $7.3 million, along with sales and maturities totaling $1.4 million, during the first six months of 2020, were offset with purchases totaling approximately $8.3 million, accounting for the insignificant changes between the comparison periods.

The average volume of sweep and interest-earning accounts, which consists primarily of interest-bearing accounts at the FRBB and two correspondent banks, decreased 1.3% and 31.3%, respectively during the three- and six-month periods ended June 30, 2020, compared to the same periods last year, and the average yield on these funds decreased 121bps and 72 bps, respectively. This decrease in average volume from December 31, 2019 is attributable to the need to fund loan growth during the first six months of 2020.

The average volume of interest-bearing liabilities for the three- and six-month periods ended June 30, 2020 increased 11.6% and 7.1%, respectively, compared to the same periods last year, while the average rate paid on interest-bearing liabilities decreased 36 bps and 23 bps, respectively, reflecting the decrease in the federal funds rate beginning in March 2020. The deposit of PPP loan proceeds was a contributing factor to these increases.

The average volume of interest-bearing transaction accounts increased 29.6% and 21.5%, respectively, during the three- and six-month periods ended June 30, 2020 compared to the same periods last year, while the average rate paid on these accounts decreased 47 bps and 33 bps, respectively. Contributing factors to the increase in average volume were increases of $16.7 million or 62.8% and $13.4 million, or 46.9%, respectively, in the average volume of ICS DDAs, $13.8 million or 20.3% and $9.1 million, or 13.8%, respectively, in the average volume of other interest-bearing DDAs, as well as an average higher deposit balance of the Company’s affiliate, CFSG during the three- and six-month periods ended June 30, 2020. Interest-bearing transaction accounts comprised 35.0% and 34.3%, respectively, of the interest-bearing liabilities for the three- and six-month periods as of June 30, 2020 compared to 30.1% and 30.3%, respectively, for the same periods last year.

The average volume of money market accounts increased 12.2% and 8.2%, respectively, during the three- and six-month periods ended June 30, 2020 compared to the same periods in 2019, while the average rate paid decreased 43 bps and 25 bps, respectively.

The average volume of savings accounts increased 15.1% and 9.9% for the three- and six-month periods ended June 30, 2020 versus the same period in 2019, while the average rate paid decreased three bps and two bps, respectively.

The average volume of time deposits decreased 9.3% and 10.7%, respectively, during the three- and six-month periods ended June 30, 2020, compared to the same periods last year, while the average rate paid on these accounts decreased four bps and increased four bps, respectively, between periods. The decrease in the average volume of time deposits between periods reflects the maturity of brokered deposits during the first six months of 2020 that were not replaced. Time deposits represented 19.2% and 20.0%, respectively, of average interest-bearing liabilities for the three- and six-month periods ended June 30, 2020, compared to 23.6% and 24.0%, respectively, for the same periods last year. Interest paid on time deposits represented 36.6% and 33.7%, respectively, of total interest expense for the three- and six-month periods ended June 30, 2020, compared to 32.3% and 31.8%, respectively for the same periods in 2019. The average volume of retail time deposits increased 11.9% for the three-month period from $91.2 million at June 30, 2019 to $102.1 million at June 30, 2020, and 11.2% for the six-month period from $91.1 million to $101.3 million, respectively. Wholesale time deposits decreased 73.5% from an average volume of $30.2 million to $8.0 million for the three-month period ended June 30, 2020 and 2019, respectively, and 71.3% for the six-month period from an average volume of $32.8 million at June 30, 2020 to $9.4 million at June 30, 2019. Refer to the “Liquidity and Capital Resources” section for more discussion on these changes.

The average volume of borrowed funds increased 113.7% and 222.8%, respectively, for the three- and six-month comparison periods of 2020 and 2019, while the average rate paid on these borrowings decreased 68 bps and 13 bps, respectively, between periods. This increase was attributable to the need to fund increased loan demand, which outpaced deposit growth.

The average volume of repurchase agreements decreased 10.6% and 15.7%, respectively, for the three- and six-month comparison periods of 2020 versus 2019, and the average rate paid decreased eight bps and four bps, respectively.

In summary, between the three- and six-month periods ended June 30, 2020 and 2019, the average yield on interest-earning assets decreased 82 bps and 49 bps, respectively, and the average rate paid on interest-bearing liabilities decreased 36 bps and 23 bps, respectively. Net interest spread decreased 46 bps for the second quarter of 2020 versus 2019 and 26 bps between the six-month comparison periods of 2020 versus 2019. Net interest margin decreased 50 bps for the second quarter of 2020 versus 2019 and 28 bps for the six-month comparison periods of 2020 and 2019.

The reductions in the target federal funds rate, in response to the pandemic have placed pressure on the Company’s net interest margin and net interest spread and may continue to adversely affect them in future periods, although the extent and duration of such impacts cannot be predicted at this time.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2020 and 2019 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended June 30,			Six Months Ended June 30,
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$(1,608,668)	$1,644,657	$35,989	$(1,833,792)	$2,047,222	$213,430
Taxable investment securities	(13,170)	(3,678)	(16,848)	(159)	19,959	19,800
Sweep and interest-earning accounts	(61,164)	(969)	(62,133)	(100,604)	(78,010)	(178,614)
Other investments	(6,733)	1,345	(5,389)	(9,268)	2,346	(6,922)
Total	$(1,689,735)	$1,641,355	$(48,381)	$(1,943,823)	$1,991,517	$47,694

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$(234,973)	$110,877	$(124,096)	$(308,595)	$167,192	$(141,403)
Money market accounts	(111,987)	44,717	(67,270)	(121,901)	59,256	(62,645)
Savings deposits	(9,236)	6,098	(3,138)	(11,915)	7,938	(3,977)
Time deposits	(13,422)	(45,125)	(58,547)	29,443	(107,892)	(78,449)
Borrowed funds	(9,233)	6,102	(3,131)	(4,195)	12,057	7,862
Repurchase agreements	(7,007)	(7,058)	(14,065)	(5,419)	(21,941)	(27,360)
Finance lease obligations	(186)	(2,818)	(3,004)	(449)	(5,891)	(6,340)
Junior subordinated debentures	(66,793)	0	(66,793)	(89,879)	0	(89,879)
Total	$(452,837)	$112,793	$(340,044)	$(512,910)	$110,719	$(402,191)

Changes in net interest income	$(1,236,898)	$1,528,562	$291,663	$(1,430,913)	$1,880,798	$449,885

1) Items which have shown a year-to-year increase in volume have variances allocated as follows:
Variance due to rate = Change in rate x new volume
Variance due to volume = Change in volume x old rate
Items which have shown a year-to-year decrease in volume have variances allocated as follows:
Variance due to rate = Change in rate x old volume
Variances due to volume = Change in volume x new rate

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	Income	Percent	2020	2019	Income	Percent

Service fees	$721,521	$820,657	($99,136)	-12.08%	$1,527,732	$1,611,023	($83,291)	-5.17%
Income from sold loans	396,291	128,690	267,601	207.94%	536,754	231,777	304,977	131.58%
Other income from loans	301,129	223,509	77,620	34.73%	521,596	362,253	159,343	43.99%
Net realized gain on sale of securities AFS	39,086	0	39,086	100.00%	39,086	0	39,086	100.00%
Other income
Income from CFS Partners	219,259	155,940	63,319	40.60%	311,167	333,359	(22,192)	-6.66%
Exchange income	0	15,700	(15,700)	-100.00%	0	26,100	(26,100)	-100.00%
VISA card commission	18,662	23,099	(4,437)	-19.21%	37,324	46,198	(8,874)	-19.21%
Other miscellaneous income	66,154	66,543	(389)	-0.58%	142,150	142,129	21	0.01%
Total non-interest income	$1,762,102	$1,434,138	$327,964	22.87%	$3,115,809	$2,752,839	$362,970	13.19%

Total non-interest income increased $327,964, or 22.9%, for the second quarter of 2020 and $362,970, or 13.2% for the first six months of 2020 compared to the same periods in 2019, with significant changes noted in the following:

•	A decrease in overdraft fees, which is attributable to the funds deposited into consumer and commercial deposit accounts through the federal government’s COVID-19 stimulus response package, is a primary reason for the decrease in service fees during both comparison periods.

•	The increase in income from sold loans in both comparison periods is due to an increase in residential mortgage lending activity which was spurred primarily by the drop in interest rates due to the action of the FRB earlier this year in response to the pandemic, resulting in a higher volume of loans being sold into the secondary market.

•	An uptick of commercial and residential loan volume, resulted in an increase in documentation fees collected at origination accounting for the increase in other income from loans in both comparison periods.

•	The Company sold a MBS from its investment portfolio during the second quarter of 2020, but there were no sales from the investment portfolio during the same period in 2019, accounting for the absence of any gain or loss during that time.

•	Due in part to COVID-19 mandated shutdowns, the US/Canadian border is shut down to all non-essential travel, creating less demand for an exchange of Canadian cash, and accounting for the absence of exchange income.

•	CFS Partners has a small portion of its equity capital invested in the stock market. It was necessary to mark-to-market the portfolio to reflect the stock market decline during the first quarter, resulting in a $106,000 mark down and accounting for the decrease year over year in Income from CFS Partners. The stock market rebounded somewhat favorably during the second quarter of 2020, accounting for a portion of the increase quarter over quarter.

•	The Company entered into a VISA principal vendor agreement during 2019, resulting in higher first-year incentive payments for 2019, accounting for the decrease in VISA card commission income in both 2020 comparison periods.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	Expense	Percent	2020	2019	Expense	Percent

Salaries and wages	$1,928,421	$1,792,930	$135,491	7.56%	$3,814,737	$3,635,860	$178,877	4.92%
Employee benefits	734,441	806,340	(71,899)	-8.92%	1,532,882	1,582,680	(49,798)	-3.15%
Occupancy expenses, net	637,269	642,284	(5,015)	-0.78%	1,320,504	1,333,113	(12,609)	-0.95%
Other expenses
Service contracts - administrative	123,036	126,494	(3,458)	-2.73%	254,933	274,686	(19,753)	-7.19%
Marketing expense	112,500	138,501	(26,001)	-18.77%	225,000	277,002	(52,002)	-18.77%
Audit fees	97,123	58,075	39,048	67.24%	197,161	202,733	(5,572)	-2.75%
Consultant services	57,361	64,225	(6,864)	-10.69%	114,340	140,760	(26,420)	-18.77%
FDIC insurance	54,690	66,591	(11,901)	-17.87%	120,132	129,885	(9,753)	-7.51%
Collection & non-accruing loan expense	8,824	47,587	(38,763)	-81.46%	37,648	109,770	(72,122)	-65.70%
Expense on OREO	(3,273)	6,817	(10,090)	-148.01%	1,228	12,817	(11,589)	-90.42%
Other miscellaneous expenses	1,237,061	1,329,216	(92,155)	-6.93%	2,462,108	2,535,679	(73,571)	-2.90%
Total non-interest expense	$4,987,453	$5,079,060	$(91,607)	-1.80%	$10,080,673	$10,234,985	$(154,312)	-1.51%

Total non-interest expense decreased $91,607, or 1.8%, for the second quarter of 2020 and $154,312, or 1.5% for the first six months of 2020 compared to the same period in 2019 with significant changes noted in the following:

•	Increased costs in 2019 to support information technology and branch infrastructure accounts for the decrease in service contracts – administrative in both comparison periods of 2020. More projects are scheduled for 2020, but have not been finalized.

•	Marketing expense decreased in both comparison periods of 2020 due to a decrease in marketing activity.

•	A reclassification in the payment of audit fees at the holding company level during the second quarter of 2019 accounts for the increase for the second quarter of 2020 versus 2019, while year to date audit fees for 2020 are slightly under 2019 fees due to a small adjustment in the accrual for audit fees.

•	Fewer information technology projects are in place at this time in 2020 compared to 2019 resulting in a decrease in consultant services.

•	FDIC insurance decreased in both comparison periods due in part to a decrease in the rate used to calculate the quarterly premium.

•	Collection & non-accruing loan expense decreased in both comparison periods of 2020, due in part to the recovery of collection expenses from the resolution of secondary market foreclosures.

•

Other miscellaneous expense is made up of several smaller expense items, with two notable items contributing to the variance being travel expenses and overdraft privilege program expense accounting for $39,061 of the decrease for the second quarter of 2020 versus 2019 and $62,549 of the decrease for the first six months of 2020 versus 2019. The decrease in travel expenses was directly impacted by the COVID-19 shutdown, while the decrease in overdraft privilege program expense was due to the end of a contract obligation at year-end 2019.

APPLICABLE INCOME TAXES

The provision for income taxes increased in both comparison periods with an increase of $99,789, or 19.6%, to $609,372 for the second quarter of 2020 compared to $509,583 for the same period in 2019, and $80,097, or 9.5%, to $927,876 for the first six months of 2020 compared to $847,779 for the same period in 2019. These increases are due primarily to an increase in income before income taxes totaling $522,802 for the second quarter of 2020 versus 2019 and $592,444 for the first six months of 2020 versus 2019. Tax credits related to limited partnership investments amounted to $108,492 and $103,776, respectively, for the second quarters of 2020 and 2019, and $216,984 and $207,552, respectively, for the first six months of 2020 and 2019.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $84,171 and $78,027, respectively, for the second quarters of 2020 and 2019, and $168,342 and $156,054, respectively for the first six months of 2020 and 2019. These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 7% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company’s major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the balance sheet dates:

	June 30, 2020		December 31, 2019
Assets
Loans	$720,914,799	87.60%	$606,988,937	82.25%
AFS Securities	44,059,995	5.35%	45,966,750	6.23%

Liabilities
Demand deposits	177,727,398	21.60%	125,089,403	16.95%
Interest-bearing transaction accounts	200,926,316	24.41%	185,102,333	25.08%
Money market accounts	97,438,218	11.84%	91,463,661	12.39%
Savings deposits	114,049,721	13.86%	97,167,652	13.17%
Time deposits	109,223,106	13.27%	116,198,319	15.75%
Borrowed funds	2,000,000	0.24%	0	0.00%
Long-term advances	2,650,000	0.32%	2,650,000	0.36%

The following table reflects the changes in the composition of the Company’s major categories of assets and liabilities disclosed in the table above:

	Change in Volume	Percentage Change
Assets
Loans	$113,925,862	18.77%
AFS Securities	(1,906,755)	-4.15%

Liabilities
Demand deposits	52,637,995	42.08%
Interest-bearing transaction accounts	15,823,983	8.55%
Money market accounts	5,974,557	6.53%
Savings deposits	16,882,069	17.37%
Time deposits	(6,975,213)	-6.00%
Borrowed funds	2,000,000	100.00%

Contributing to loan growth during 2020 were increases in commercial loans of 102.3%, CRE loans of 7.8%, and 1st lien residential mortgage loans of 3.3%. The primary reason for the increase in commercial loans was the $98.5 million of PPP loans that were booked during the second quarter of 2020. These loans carry a 100% guarantee through SBA, so the Company does not anticipate any loss on this portfolio. Also included in the commercial loan growth were originations of $3.4 million in loans purchased through BHG. The Company began purchasing loans through this program during the third quarter of 2019. This portfolio will serve to support asset growth and provide geographic diversification, and with average duration expected to be slightly longer than the Company’s loan portfolio average, it is expected to reduce exposure to falling rates in the near term. The Company has established conservative credit parameters and expects a low risk of default in this portfolio. The seasonal run-off in our municipal portfolio resulted in maturities of $28.3 million at June 30, 2020 and new municipal loans totaling $24.5 million on July 1, 2020.

As assets have grown, management has sought to increase the securities AFS portfolio in order to maintain its size proportional to the overall asset base, as this portfolio serves an important role in the Company’s liquidity position. As mentioned earlier in this discussion, calls exercised within the AFS portfolio, during the first six months of 2020, which were partially offset by purchases within the same portfolio, account for most of the decrease between periods noted in the tables above.

Most of the fluctuation in demand deposits is due to an increase in business checking accounts of $46.6 million, or 53.1%, which the Company believes is a result of the distribution of funds generated through the PPP loans. The overall increase in interest-bearing transaction accounts is due to increases of $18.5 million, or 27.0% in consumer interest-bearing transaction accounts, $4.6 million, or 59.8% in ATS accounts, and $6.3 million, or 15.8% in ICS accounts. These increases were partially offset by a decrease of $16.5 million, or 45.2%, in the Government Agency deposit accounts. Consumer and business money market accounts contributed to the increase of $16.3 million, or 32.8%, which was offset, in part by a seasonal decrease in municipal deposits of $9.8 million, or 51.3%. The decrease in time deposits was primarily driven by a decrease in wholesale time deposits of $10.4 million, or 57.9%. There was an overnight borrowing of $2.0 million from a correspondent bank at June 30, 2020, and outstanding long-term advances from the FHLBB of $2.7 million as of the end of the three and six month periods. See “Liquidity and Capital Resources” section for additional information on these advances.

Interest Rate Risk and Asset and Liability Management - Management actively monitors and manages the Company’s interest rate risk exposure and attempts to structure the balance sheet to maximize net interest income while controlling its exposure to interest rate risk. The Company’s ALCO is made up of the Executive Officers and certain Vice Presidents of the Bank representing major business lines. The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity and various business strategies. The ALCO meets at least quarterly to review financial statements, liquidity levels, yields and spreads to better understand, measure, monitor and control the Company’s interest rate risk. In the ALCO process, the committee members apply policy limits set forth in the Asset Liability, Liquidity and Investment policies approved and periodically reviewed by the Company’s Board of Directors. The ALCO’s methods for evaluating interest rate risk include an analysis of the effects of interest rate changes on net interest income and an analysis of the Company’s interest rate sensitivity “gap”, which provides a static analysis of the maturity and repricing characteristics of the entire balance sheet. The ALCO Policy also includes a contingency funding plan to help management prepare for unforeseen liquidity restrictions, including hypothetical severe liquidity crises.

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, thereby impacting NII, the primary component of the Company’s earnings. Fluctuations in interest rates can also have an impact on liquidity. The ALCO uses an outside consultant to perform rate shock simulations to the Company’s net interest income, as well as a variety of other analyses. It is the ALCO’s function to provide the assumptions used in the modeling process. Assumptions used in prior period simulation models are regularly tested by comparing projected NII with actual NII. The ALCO utilizes the results of the simulation model to quantify the estimated exposure of NII and liquidity to sustained interest rate changes. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company’s balance sheet. The model also simulates the balance sheet’s sensitivity to a prolonged flat rate environment. All rate scenarios are simulated assuming a parallel shift of the yield curve; however further simulations are performed utilizing non-parallel changes in the yield curve. The results of this sensitivity analysis are compared to the ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 bps shift upward and a 100 bps shift downward in interest rates.

Under the Company’s interest rate sensitivity modeling, with the continued asset sensitive balance sheet, in a rising rate environment, interest income is expected to trend upward as the short-term asset base (cash and adjustable rate loans) quickly cycle upward. However, as rates continue to rise, the cost of wholesale funds increases and pressure to increase rates paid on the retail funding base likewise increases, putting pressure on NII and reducing the benefit to rising rates. In a falling rate environment, NII is expected to trend slightly downward compared with the current rate environment scenario for the first year of the simulation as asset yield erosion is not fully offset by decreasing funding costs. Thereafter, net interest income is projected to experience sustained downward pressure as funding costs reach their assumed floors and asset yields continue to reprice into the lower rate environment. The slope of the yield curve will be very important to the Company’s margins going forward.

The following table summarizes the estimated impact on the Company’s NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning June 30, 2020:

Rate Change	Percent Change in NII

Down 100 bps	0.8%
Up 200 bps	1.0%

The amounts shown in the table are well within the ALCO Policy limits. However, those amounts do not represent a forecast and should not be relied upon as indicative of future results. While assumptions used in the ALCO process, including the interest rate simulation analyses, are developed based upon current economic and local market conditions, and expected future conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change, or the measures that the FRB may take in managing monetary policy in response to external events such as the COVID-19 pandemic.

As of June 30,, 2020, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear a quarterly floating rate of interest equal to the 3-month London Interbank Offered Rate (LIBOR), plus 2.85%. During 2017, the financial authorities in the United Kingdom that administer LIBOR announced that LIBOR will be phased out by the end of 2021. In May 2020, they announced that certain interim measures related to the LIBOR phase out may be delayed due to the COVID-19 pandemic, but that the ultimate goal of LIBOR phase out by the end of 2021 remains unchanged. The Company has reviewed the pertinent language in the Indenture governing the Debentures and believes that the Debenture Trustee has sufficient authority under the Indenture to establish a substitute interest rate benchmark without the need to amend the Indenture. However, the Debenture Trustee has not yet informed the Company as to how it intends to proceed. Aside from the Debentures, the Company does not have any other exposures to the phase out of LIBOR. The Company has not generally utilized LIBOR as an interest rate benchmark for its variable rate commercial, residential or other loans and does not utilize derivatives or other financial instruments tied to LIBOR for hedging or investment purposes. Accordingly, management expects that the Company’s exposure to the phase out of LIBOR will be limited to the effect on the interest rate paid on its Debentures.

Credit Risk - As a financial institution, one of the primary risks the Company manages is credit risk, the risk of loss stemming from borrowers’ failure to repay loans or inability to meet other contractual obligations. The Company’s Board of Directors prescribes policies for managing credit risk, including Loan, Appraisal and Environmental policies. These policies are supplemented by comprehensive underwriting standards and procedures. The Company maintains a Credit Administration department whose function includes credit analysis and monitoring of and reporting on the status of the loan portfolio, including delinquent and non-performing loan trends. The Company also monitors concentration of credit risk in a variety of areas, including portfolio mix, the level of loans to individual borrowers and their related interest, loans to industry segments, and the geographic distribution of commercial real estate loans. Loans are reviewed periodically by an independent loan review firm to help ensure accuracy of the Company’s internal risk ratings and compliance with various internal policies, procedures and regulatory guidance.

Residential mortgages represented 28.2% of the Company’s loan balances as of June 30, 2020, a level that has been on a gradual decline in recent years, consistent with the Company’s strategic shift to commercial lending. The Company maintains a mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by PMI. A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. Junior lien home equity products make up 19.5% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

Consistent with the strategic focus on commercial lending, the commercial & industrial and CRE loan portfolios have seen solid growth over recent years. Commercial & industrial and CRE loans together comprised 71.3% of the Company’s loan portfolio at June 30, 2020, compared to 66.1% at December 31, 2019. This increase over year-end levels includes $98.5 million in SBA PPP Loans at June 30, 2020.

Growth in the CRE portfolio in recent years has enhanced the geographic diversification of the loan portfolio as it has been principally driven by new loan volume in Chittenden County and northern Windsor County around the White River Junction, Vermont I91-I93 interchange area. Credits in the Chittenden County market are being managed by two commercial lenders out of the Company’s Burlington loan production office who know the area well, while Windsor County is being served by a commercial lender from the St. Johnsbury office with previous lending experience serving the greater White River Junction area. On May 1, 2019, the Company opened a loan production office in Lebanon, New Hampshire to provide a presence in the greater White River Junction area including Grafton County, New Hampshire. Larger transactions continue to be centrally underwritten and monitored through the Company’s commercial credit department. The types of CRE transactions driving the growth have been a mix of construction, land and development, multifamily, and other non-owner occupied CRE properties including hotels, retail, office, and industrial properties. The largest components of the $265.6 million CRE portfolio at June 30, 2020 were approximately $101.3 million in owner-occupied CRE and $86.2 million in non-owner occupied CRE.

The following table reflects the composition of the Company’s loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	June 30, 2020		December 31, 2019

Commercial & industrial	$200,093,921	27.76%	$98,930,831	16.30%
Commercial real estate	265,596,406	36.84%	246,282,726	40.57%
Municipal	48,154,105	6.68%	55,817,206	9.20%
Residential real estate - 1st lien	163,527,859	22.68%	158,337,296	26.09%
Residential real estate - Jr lien	39,551,577	5.49%	43,230,873	7.12%
Consumer	3,990,931	0.55%	4,390,005	0.72%
Total loans	720,914,799	100.00%	606,988,937	100.00%
Deduct (add):
ALL	6,515,684		5,926,491
Deferred net loan fees (costs)	2,581,879		(362,415)
Net loans	$711,817,236		$601,424,861

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD. At June 30, 2020, the Company had $126.3 million in guaranteed loans with guaranteed balances of $119.3 million, compared to $28.4 million in guaranteed loans with guaranteed balances of $21.1 million at December 31, 2019, an increase of $97.9 million in guaranteed loans and $98.2 million in guaranteed balances. These increases are attributable to the SBA guarantees on loan originated through PPP loan program discussed throughout this quarterly report. At June 30, 2020, the Company had booked $98.5 million in PPP loans, all of which carry a 100% guarantee through the SBA.

At June 30, 2020, loan balances in the retail, restaurant and bars, hotels and lodging, and breweries totaled $29.2 million, $5.4 million, $38.2 million, and $17.4 million, respectively. These segments of the economy have been particularly impacted by the COVID-19 business shutdowns and re-opening restrictions, and accordingly the credit quality of these loan portfolios may deteriorate in future periods.

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

The Company’s non-performing assets increased $209,378 or 3.5%, during the first six months of 2020, due primarily to increases in residential mortgage loan delinquencies, both in the 90 days or more past due, and the non-accrual portfolio. There were no claims receivable on related government guaranteed loans at June 30, 2020 compared to $38,377 at December 31, 2019. Non-performing loans as of June 30, 2020 carried RD and SBA guarantees totaling $324,757, compared to $359,654 at December 31, 2019.

As of June 30, 2020, the Emergency “Stay Home/Stay Safe” Order issued by the Vermont Governor had been lifted and a phased opening was in effect. Customers are benefiting from stimulus payments, loan payment modifications and forbearances. So far the Company has experienced minimal impact from the COVID-19 pandemic. However, we expect that in future periods, unless the economic strain from the COVID-19 shutdown is alleviated quickly, our loan asset quality will likely be adversely affected, including possible increases in past due loans and other nonperforming assets and reversal of interest accrual on past due loans that move to nonaccrual status, with a resulting charge to earnings.

The following table reflects the composition of the Company’s non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	June 30, 2020		December 31, 2019
Loans past due 90 days or more and still accruing (1)
Commercial real estate	$50,915	0.82%	$0	0.00%
Residential real estate - 1st lien	684,926	10.95%	530,046	8.77%
Residential real estate - Jr lien	0	0.00%	112,386	1.86%
Total	735,841	11.77%	642,432	10.63%

Non-accrual loans (1)
Commercial & industrial	417,740	6.68%	480,083	7.95%
Commercial real estate	1,523,557	24.37%	1,600,827	26.49%
Residential real estate - 1st lien	2,646,601	42.33%	2,112,267	34.95%
Residential real estate - Jr lien	220,948	3.53%	240,753	3.98%
Total	4,808,846	76.91%	4,433,930	73.37%

OREO	707,791	11.32%	966,738	16.00%

Total Non-Performing Assets	$6,252,478	100.00%	$6,043,100	100.00%

1)	No CRE loans, municipal loans or consumer loans were past due 90 days or more and accruing, and no municipal loans or consumer loans were in non-accrual status as of the consolidated balance sheet dates presented. In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due.

The Company’s OREO portfolio consisted of one commercial property at June 30, 2020 and three commercial properties and one residential property at December 31, 2019. The Company took control of the commercial properties held at December 31, 2019, rather than obtaining them through the normal foreclosure process. Two of those commercial properties and the residential property were sold during the first six months of 2020. The Company has a purchase and sale agreement on the remaining commercial property, with an anticipated sale date during the third quarter of 2020.

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

The non-performing assets in the table above include the following TDRs that were past due 90 days or more or in non-accrual status as of the dates presented:

	June 30, 2020		December 31, 2019
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial & industrial	6	$304,481	6	$331,767
Commercial real estate	4	745,550	4	772,894
Residential real estate - 1st lien	19	2,062,599	14	1,468,415
Residential real estate - Jr lien	1	51,733	1	55,011
Total	30	$3,164,363	25	$2,628,085

The remaining TDRs were performing in accordance with their modified terms as of the dates presented and consisted of the following:

	June 30, 2020		December 31, 2019
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial real estate	2	$97,973	2	$106,913
Residential real estate - 1st lien	31	2,476,582	30	2,459,649
Residential real estate - Jr lien	1	5,411	1	6,101
Total	34	$2,579,966	33	$2,572,663

As of the balance sheet dates, the Company evaluates whether it is contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans. The Company is contractually committed to lend on one SBA guaranteed line of credit to a borrower whose lending relationship was previously restructured.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance explains that in consultation with the FASB staff the federal banking agencies have concluded that short-term modifications (e.g. six months or less) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. Section 4013 of the CARES Act also addressed COVID-19 related modifications and provides that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs from the period beginning on March 1, 2020 until the earlier of December 31, 2020 or 60 days after the President declares an end to the COVID-19 national emergency. Through June 30, 2020, the Company had applied this guidance and modified 501 individual loans with aggregate principal balances totaling $105.4 million. More of these types of modifications are likely to be executed in the third quarter of 2020. The majority of these modifications involved three-month extensions of interest-only periods. The Company intends to continue to work with its borrowers impacted by the COVID-19 pandemic and to provide short-term debt relief where prudent and appropriate.

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

The following table summarizes the Company’s loan loss experience for the periods presented:

	As of or Six Months Ended June 30,
	2020	2019

Loans outstanding, end of period	$720,914,799	$567,378,298
Average loans outstanding during period	$661,041,857	$582,555,613
Non-accruing loans, end of period	$4,808,846	$5,825,549
Non-accruing loans, net of government guarantees	$4,484,089	$5,461,273

ALL, beginning of period	$5,926,491	$5,602,541
Loans charged off:
Commercial & industrial	0	(3,573)
Commercial real estate	0	(14,710)
Residential real estate - 1st lien	(77,695)	(94,521)
Residential real estate - Jr lien	(28,673)	(102,000)
Consumer	(42,898)	(59,621)
Total loans charged off	(149,266)	(274,425)
Recoveries:
Commercial & industrial	1,087	9,078
Commercial real estate	20,000	0
Residential real estate - 1st lien	5,810	10,073
Residential real estate - Jr lien	4,747	1,001
Consumer	22,813	21,316
Total recoveries	54,457	41,468
Net loans charged off	(94,809)	(232,957)
Provision charged to income	684,002	354,169
ALL, end of period	$6,515,684	$5,723,753

Net charge offs to average loans outstanding	0.014%	0.040%
Provision charged to income as a percent of average loans	0.103%	0.061%
ALL to average loans outstanding	0.986%	0.983%
ALL to non-accruing loans	135.494%	98.253%
ALL to non-accruing loans net of government guarantees	145.307%	104.806%

The provision for loan losses increased $329,833, or 93.1%, for the first six months of 2020 compared to the same period in 2019. Increases to the provision were partially due to loan growth, other than PPP loans, which bear a 100% SBA guarantee, as well as adjustments to the qualitative factors used to estimate the allowance for loan losses, particularly factors related to the economic impact to borrowers from the COVID pandemic. Further increases in the provision in future periods will be necessary if economic conditions and credit quality continue to deteriorate due to the impacts of the COVID-19 pandemic.

The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

The second quarter ALL analysis shows the reserve balance of $6.5 million at June 30, 2020 is appropriate in management’s view to cover losses that are probable and estimable as of the measurement date, with an unallocated reserve of $342,337 compared to $178,038 at December 31, 2019. The reserve balance and unallocated amount continue to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite. The portion of the ALL termed “unallocated” is established to absorb inherent losses that exist as of the measurement date although not specifically identified through management’s process for estimating credit losses. While the ALL is described as consisting of separate allocated portions, the entire ALL is available to support loan losses, regardless of category. Unallocated reserves are considered by management to be appropriate in light of the unknown impact to borrowers due to COVID-19, the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and industrial and CRE loans and the risk associated with the relatively new, unseasoned loans in those portfolios. The adequacy of the ALL is reviewed quarterly by the risk management committee of the Board and then presented to the full Board for approval.

In addition to credit risk in the Company’s loan portfolio and liquidity risk in its loan and deposit-taking operations, the Company’s business activities also generate market risk. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Declining capital markets can result in fair value adjustments necessary to record decreases in the value of the investment portfolio for other-than-temporary-impairment. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. During recessionary periods, a declining housing market can result in an increase in loan loss reserves or ultimately an increase in foreclosures. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to loan prepayment risks, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product. As discussed above under “Interest Rate Risk and Asset and Liability Management”, the Company actively monitors and manages its interest rate risk through the ALCO process. However, sudden and dramatic changes in prevailing interest rates, such as those adopted by the FRB in response to the COVID-19 pandemic, create challenges for interest rate risk management.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first six months of 2020, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the CDARS program provide an alternative funding source when needed. At June 30, 2020, the Company had one-way CDARS outstanding totaling $1.0 million, compared to $4.0 million at December 31, 2019. In addition, two-way (that is, reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other participating FDIC-insured financial institutions. At June 30, 2020 and December 31, 2019, the Company reported approximately $6.1 million and $6.8 million, respectively, in reciprocal CDARS deposits. The balance in ICS reciprocal money market deposits was $22.1 million at June 30, 2020, compared to $22.6 million at December 31, 2019, and the balance in ICS reciprocal demand deposits as of those dates was $46.0 million and $39.7 million, respectively.

During the third quarter of 2018, the Company issued two blocks of DTC Brokered CDs totaling $20.0 million and $10 million with maturities in January, 2019 and August, 2019, respectively. In January, 2019, the Company partially replaced the $20.0 million block with purchases of two blocks of DTC Brokered CDs totaling $15.0 million with maturities in July, 2019 and January, 2020. The Company did not replace the blocks that matured in July and August, 2019, leaving a $6.2 million block maturing in January 2020, outstanding as of December 31, 2019. Upon maturity, this block was not replaced, bringing the balance of DTC Brokered CDs to $0 at June 30, 2020. Wholesale deposit funding through DTC is an important supplemental source of liquidity that has proven efficient, flexible and cost-effective when compared with other borrowing methods.

At June 30, 2020 and December 31, 2019, borrowing capacity of $91.8 million and $97.4 million, respectively, was available through the FHLBB, secured by the Company’s qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits. The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods. Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $45.2 million and $56.9 million, respectively, at June 30, 2020 and December 31, 2019. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 25 bps. The Company had no outstanding advances at June 30, 2020 or December 31, 2019.

On April 20, 2020 the Company became eligible to borrow through the FRB’s PPPLF under a lending arrangement with the FRBB to support its PPP lending activities. Under the PPPLF, advances from the FRBB carry a fixed interest rate of 35 bps and must be secured by pledges of loans to small businesses guaranteed by the SBA. As of June 30, 2020, the Company had no PPPLF advances.

The following table reflects the Company’s outstanding FHLBB and FRBB advances against the respective lines as of the dates indicated:

	June 30,	December 31,
	2020	2019
Long-Term Advances(1)
FHLBB term advance, 0.00%, due February 26, 2021	$350,000	$350,000
FHLBB term advance, 0.00%, due November 22, 2021	1,000,000	1,000,000
FHLBB term advance, 0.00%, due September 22, 2023	200,000	200,000
FHLBB term advance, 0.00%, due November 12, 2025	300,000	300,000
FHLBB term advance, 0.00%, due November 13, 2028	800,000	800,000
	$2,650,000	$2,650,000

Overnight Borrowing

Correspondent Banks, 0.66%	2,000,000	0

Total Advances	$4,650,000	$2,650,000

1)

All long-term advances are pursuant to the JNE program, through which the FHLBB provides a subsidy, funded by the FHLBB’s earnings, to write down interest rates to zero percent on advances that finance qualifying loans to small businesses. JNE advances must support small business in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities.

The Company has unsecured lines of credit with three correspondent banks with aggregate available borrowing capacity totaling $21.5 million as of the balance sheet dates presented in this quarterly report. The Company had an outstanding advance against one of these credit lines totaling $2.0 million as of June 30, 2020, with no outstanding advances as of December 31, 2019.

Securities sold under agreements to repurchase provide another funding source for the Company. At June 30, 2020 and December 31, 2019, the Company had outstanding repurchase agreement balances of $28.5 million and $33.2 million, respectively. These repurchase agreements mature and are repriced daily.

The following table illustrates the changes in shareholders’ equity from December 31, 2019 to June 30, 2020:

Balance at December 31, 2019 (book value $12.86 per common share)	$68,894,679
Net income	4,703,550
Issuance of stock through the DRIP	516,164
Dividends declared on common stock	(1,994,435)
Dividends declared on preferred stock	(30,000)
Change in AOCI on AFS securities, net of tax	750,608
Balance at June 30, 2020 (book value $13.52 per common share)	$72,840,566

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

Under the 2018 Regulatory Relief Act, these capital requirements have been simplified for qualifying community banks and bank holding companies. In September 2019, the OCC and the other federal bank regulators approved a final joint rule that permits a qualifying community banking organization to opt in to a simplified regulatory capital framework. A qualifying institution that elects to utilize the simplified framework must maintain a Tier 1 leverage ratio, or CBLR in excess of 9%, and will thereby be deemed to have satisfied the generally applicable risk-based and other leverage capital requirements and (if applicable) the FDIC’s prompt corrective action framework. In order to utilize the CBLR framework, in addition to maintaining a CBLR of over 9%, a community banking organization must have less than $10 billion in total consolidated assets and must meet certain other criteria such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. The CBLR is calculated by dividing tangible equity capital by average total consolidated assets. The final rule became effective on January 1, 2020 for capital calculations as of March 31, 2020 and thereafter.

Pursuant to the CARES Act, the federal banking agencies adopted an interim rule temporarily lowering the CBLR benchmark to, in excess of 8%, rather than 9%, with a phased increase of the CBLR back to the 9% level by the end of 2021. The Company and Bank qualified to utilize the CBLR framework as of June 30, 2020.

As of June 30, 2020, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy. While we believe that the Company has sufficient capital to withstand an extended economic downturn in the wake of the COVID-19 pandemic, our regulatory capital ratios could be adversely impacted by future credit losses and other operational impacts related to COVID-19.

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
	(Dollars in Thousands)
June 30, 2020
Common equity tier 1 capital
(to risk-weighted assets)
Company	$73,069	13.74%	$23,928	4.50%	$37,221	7.00%	N/A	N/A
Bank	$72,309	13.61%	$23,906	4.50%	$37,188	7.00%	$34,531	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$73,069	13.74%	$31,904	6.00%	$45,197	8.50%	N/A	N/A
Bank	$72,309	13.61%	$31,875	6.00%	$45,156	8.50%	$42,500	8.00%
Total capital (to risk-weighted assets)
Company	$79,654	14.98%	$42,538	8.00%	$55,831	10.50%	N/A	N/A
Bank	$78,894	14.85%	$42,500	8.00%	$55,781	10.50%	$53,125	10.00%
Tier 1 capital (to average assets)
Company	$73,069	9.09%	$32,155	4.00%	N/A	N/A	N/A	N/A
Bank	$72,309	9.00%	$32,137	4.00%	N/A	N/A	$40,172	5.00%

December 31, 2019:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$69,947	13.48%	$23,352	4.50%	$36,325	7.00%	N/A	N/A
Bank	$69,330	13.38%	$23,325	4.50%	$36,283	7.00%	$33,691	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$69,947	13.48%	$31,135	6.00%	$44,108	8.50%	N/A	N/A
Bank	$69,330	13.38%	$31,099	6.00%	$44,057	8.50%	$41,466	8.00%
Total capital (to risk-weighted assets)
Company	$75,943	14.63%	$41,514	8.00%	$54,487	10.50%	N/A	N/A
Bank	$75,326	14.53%	$41,466	8.00%	$54,424	10.50%	$51,832	10.00%
Tier 1 capital (to average assets)
Company	$69,947	9.57%	$29,223	4.00%	N/A	N/A	N/A	N/A
Bank	$69,330	9.50%	$29,201	4.00%	N/A	N/A	$36,501	5.00%

1)	Conservation Buffer is calculated based on risk-weighted assets and does not apply to calculations of average assets.
2)	Applicable to banks, but not bank holding companies.

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company. In general, a national bank may not pay dividends that exceed net income for the current and preceding two years regardless of statutory restrictions, as a matter of regulatory policy, banks and bank holding companies should pay dividends only out of current earnings and only if, after paying such dividends, they remain adequately capitalized.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 and 34-83550.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. As of June 30, 2020, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of June 30, 2020 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company’s consolidated financial condition or results of operations.

ITEM 1A. Risk Factors

In management’s view, the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2019, and the additional Risk Factors associated with COVID-19 identified in our Form 10-Q for the quarterly period ended March 31, 2020, continue to represent the most significant risks to the Company’s future results of operations and financial condition as of June 30, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended June 30, 2020, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)(2)	Per Share

April 1 - April 30	0	$0.00
May 1 - May 30	0	0.00
June 1 - June 30	3,200	14.00
Total	3,200	$14.00

(1) All 3,200 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of the Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

ITEM 6. Exhibits

The following exhibits are filed with this report:

Exhibit 31.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2 - Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101--The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month and six-month interim periods ended June 30, 2020 and 2019, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: August 10, 2020	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: August 10, 2020	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month and six-month interim periods ended June 30, 2020 and 2019, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

