Form 10-Q/A
period 2020-06-30
COMMUNITY BANCORP /VT
filed 2020-08-14
CIK 718413

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

Explanatory Note

The purpose of this Amendment No. 1 to Community Bancorp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, as filed with the Securities and Exchange Commission (the “Commission”) on August 10, 2020 (the “Form 10-Q”), is to (i) furnish the Interactive Data Files as Exhibit 101 to the Form 10-Q; and (ii) include as Exhibit 3(ii), via incorporation by reference, the Amended and Restated Bylaws of Community Bancorp., as amended and restated on July 15, 2020 and previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2020.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks only as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

The tables below summarize changes in the ALL and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended June 30, 2020

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$867,667	$3,323,054	$0	$1,477,276	$285,781	$53,717	$179,269	$6,186,764
Charge-offs	0	0	0	0	0	(15,507)	0	(15,507)
Recoveries	1,087	20,000	0	2,476	1,380	11,985	0	36,928
Provision (credit)	17,792	63,448	0	32,145	32,588	(1,542)	163,068	307,499
ALL ending balance	$886,546	$3,406,502	$0	$1,511,897	$319,749	$48,653	$342,337	$6,515,684

As of or for the six months ended June 30, 2020

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$836,766	$3,181,646	$0	$1,388,564	$289,684	$51,793	$178,038	$5,926,491
Charge-offs	0	0	0	(77,695)	(28,673)	(42,898)	0	(149,266)
Recoveries	1,087	20,000	0	5,810	4,747	22,813	0	54,457
Provision (credit)	48,693	204,856	0	195,218	53,991	16,945	164,299	684,002
ALL ending balance	$886,546	$3,406,502	$0	$1,511,897	$319,749	$48,653	$342,337	$6,515,684

ALL evaluated for impairment
Individually	$0	$0	$0	$119,841	$445	$0	$0	$120,286
Collectively	886,546	3,406,502	0	1,392,056	319,304	48,653	342,337	6,395,398
Total	$886,546	$3,406,502	$0	$1,511,897	$319,749	$48,653	$342,337	$6,515,684

Loans evaluated for impairment
Individually	$383,737	$1,613,732	$0	$5,058,544	$92,242	$0		$7,148,255
Collectively	199,710,184	263,982,674	48,154,105	158,469,315	39,459,335	3,990,931		713,766,544
Total	$200,093,921	$265,596,406	$48,154,105	$163,527,859	$39,551,577	$3,990,931		$720,914,799

As of or for the year ended December 31, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$697,469	$3,019,868	$0	$1,421,494	$273,445	$56,787	$133,478	$5,602,541
Charge-offs	(175,815)	(116,186)	0	(242,244)	(222,999)	(102,815)	0	(860,059)
Recoveries	10,768	50,388	0	15,776	2,200	38,710	0	117,842
Provision	304,344	227,576	0	193,538	237,038	59,111	44,560	1,066,167
ALL ending balance	$836,766	$3,181,646	$0	$1,388,564	$289,684	$51,793	$178,038	$5,926,491

ALL evaluated for impairment
Individually	$0	$0	$0	$103,836	$712	$0	$0	$104,548
Collectively	836,766	3,181,646	0	1,284,728	288,972	51,793	178,038	5,821,943
Total	$836,766	$3,181,646	$0	$1,388,564	$289,684	$51,793	$178,038	$5,926,491

Loans evaluated for impairment
Individually	$420,933	$1,699,238	$0	$4,471,902	$156,073	$0		$6,748,146
Collectively	98,509,898	244,583,488	55,817,206	153,865,394	43,074,800	4,390,005		600,240,791
Total	$98,930,831	$246,282,726	$55,817,206	$158,337,296	$43,230,873	$4,390,005		$606,988,937

As of or for the three months ended June 30, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$676,764	$3,153,156	$0	$1,407,132	$265,003	$49,715	$176,072	5,727,842
Charge-offs	(3,573)	(14,710)	0	(19,790)	(102,000)	(26,830)	0	(166,903)
Recoveries	0	0	0	7,576	516	13,056	0	21,148
Provision (credit)	41,941	(43,665)	0	32,439	124,465	17,469	(30,983)	141,666
ALL ending balance	$715,132	$3,094,781	$0	$1,427,357	$287,984	$53,410	$145,089	$5,723,753

As of or for the six months ended June 30, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$697,469	$3,019,868	$0	$1,421,494	$273,445	$56,787	$133,478	$5,602,541
Charge-offs	(3,573)	(14,710)	0	(94,521)	(102,000)	(59,621)	0	(274,425)
Recoveries	9,078	0	0	10,073	1,001	21,316	0	41,468
Provision	12,158	89,623	0	90,311	115,538	34,928	11,611	354,169
ALL ending balance	$715,132	$3,094,781	$0	$1,427,357	$287,984	$53,410	$145,089	$5,723,753

Impaired loans, by portfolio segment, were as follows:

	As of June 30, 2020
		Unpaid		Average	Average	Interest
	Recorded	Principal Balance	Related Allowance	Recorded Investment(1)(2)	Recorded Investment(1)(3)	Income Recognized(3)

Related allowance recorded
Residential real estate
- 1st lien	$864,493	$903,869	$119,841	$916,476	$903,797	$39,735
- Jr lien	5,414	5,411	445	5,550	5,740	282
Total with related allowance	869,907	909,280	120,286	922,026	909,537	40,017

No related allowance recorded
Commercial & industrial	383,737	417,734		387,962	398,952	213
Commercial real estate	1,614,105	1,983,282		1,632,676	1,655,041	7,339
Residential real estate
- 1st lien	4,231,160	5,011,883		4,032,707	3,893,458	117,120
- Jr lien	86,831	120,377		197,834	181,880	0
Total with no related allowance	6,315,833	7,533,276		6,251,179	6,129,331	124,672

Total impaired loans	$7,185,740	$8,442,556	$120,286	$7,173,205	$7,038,868	$164,689

1)	Recorded investment in impaired loans as of June 30, 2020 includes accrued interest receivable and deferred net loan costs of $37,485.
2)	For the three months ended June 30, 2020
3)	For the six months ended June 30, 2020

	As of December 31, 2019			Average
		Unpaid		Recorded	Interest
	Recorded	Principal	Related	Investment(1)	Income
	Investment(1)	Balance	Allowance	(2)	Recognized(2)

Related allowance recorded
Commercial & industrial	$0	$0	$0	$32,466	$0
Commercial real estate	0	0	0	97,720	0
Residential real estate
- 1st lien	878,439	902,000	103,836	982,158	86,039
- Jr lien	6,121	6,101	712	6,869	648
Total with related allowance	884,560	908,101	104,548	1,119,213	86,687

No related allowance recorded
Commercial & industrial	420,933	445,509		307,208	6,396
Commercial real estate	1,699,772	2,031,764		1,812,836	21,591
Residential real estate
- 1st lien	3,614,960	4,273,884		3,778,822	212,883
- Jr lien	149,972	157,754		224,938	4,524
Total with no related allowance	5,885,637	6,908,911		6,123,804	245,394

Total impaired loans	$6,770,197	$7,817,012	$104,548	$7,243,017	$332,081

1)	Includes accrued interest receivable and deferred net loan costs of $22,051.
2)	For the year ended December 31, 2019

	As of June 30, 2019
		Unpaid		Average	Average	Interest
	Recorded	Principal	Related	Recorded	Recorded	Income
	Investment(1)	Balance	Allowance	Investment(1)(2)	Investment(1)(3)	Recognized(3)

Related allowance recorded
Commercial real estate	$0	$0	$0	$244,300	$162,867	$0
Residential real estate
- 1st lien	1,064,058	1,085,467	110,375	987,652	972,556	39,905
- Jr lien	6,674	6,654	681	6,803	6,959	335
Total with related allowance	1,070,732	1,092,121	111,056	1,238,755	1,142,382	40,240

No related allowance recorded
Commercial & industrial	606,831	610,660		323,209	235,754	213
Commercial real estate	2,053,151	2,342,542		1,883,114	1,838,184	9,178
Residential real estate
- 1st lien	4,182,285	4,853,328		3,889,301	3,747,907	115,477
- Jr lien	193,382	341,138		244,731	267,178	0
Total with no related allowance	7,035,649	8,147,668		6,340,355	6,089,023	124,868

Total impaired loans	$8,106,381	$9,239,789	$111,056	$7,579,110	$7,231,405	$165,108

1)	Recorded investment in impaired loans as of June 30, 2019 includes accrued interest receivable and deferred net loan costs of $18,145.
2)	For the three months ended June 30, 2019
3)	For the six months ended June 30, 2019

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

ITEM 6. Exhibits

The following exhibit, previously filed with the Commission, is incorporated by reference.

Exhibit 3(ii) - Amended and Restate Bylaws of Community Bancorp. are amended and restated through 7/15/2020, filed as Exhibit 3.1 in the Company's Form 8-K Report filed on 7/20/2020.

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

COMMUNITY BANCORP.

DATED: August 14, 2020	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: August 14, 2020	/s/Louise M. Bonvechio
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

