Form 10-Q
period 2020-09-30
COMMUNITY BANCORP /VT
filed 2020-11-09
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-16435

COMMUNITY BANCORP/VT
(Exact name of Registrant as Specified in its Charter)

Vermont	03-0284070
(State of Incorporation)	(IRS Employer Identification Number)

4811 US Route 5, Derby, VT	05829
(Address of Principal Executive Offices)	(zip code)

Registrant's Telephone Number: (802) 334-7915

Securities registered pursuant to Section 12(b) of the Act: NONE

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
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

At November 02, 2020, there were 5,298,032 shares outstanding of the Corporation's common stock.

PART I.FINANCIAL INFORMATION

ITEM 1.Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	September 30,	December 31,
Consolidated Balance Sheets	2020	2019
	(Unaudited)

Assets
Cash and due from banks	$11,765,205	$10,263,535
Federal funds sold and overnight deposits	39,735,821	38,298,677
Total cash and cash equivalents	51,501,026	48,562,212
Securities available-for-sale	45,187,971	45,966,750
Restricted equity securities, at cost	1,412,850	1,431,850
Loans held-for-sale	1,243,739	0
Loans	738,247,772	606,988,937
Allowance for loan losses	(6,788,108)	(5,926,491)
Deferred net loan (fees) costs	(2,253,038)	362,415
Net loans	729,206,626	601,424,861
Bank premises and equipment, net	10,340,761	10,959,403
Accrued interest receivable	3,210,191	2,336,553
Bank owned life insurance	4,965,520	4,903,012
Goodwill	11,574,269	11,574,269
Other real estate owned	0	966,738
Other assets	10,210,139	9,829,671
Total assets	$868,853,092	$737,955,319

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$183,583,813	$125,089,403
Interest-bearing transaction accounts	217,659,947	185,102,333
Money market funds	106,051,718	91,463,661
Savings	119,973,153	97,167,652
Time deposits, $250,000 and over	16,339,635	14,565,559
Other time deposits	99,410,788	101,632,760
Total deposits	743,019,054	615,021,368
Borrowed funds	2,800,000	2,650,000
Repurchase agreements	30,597,648	33,189,848
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	4,619,085	5,312,424
Total liabilities	793,922,787	669,060,640

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 15 shares issued and outstanding at 09/30/20 and 12/31/19 ($100,000 liquidation value, per share)	1,500,000	1,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,510,312 shares issued at 09/30/20 and5,449,857 shares issued at 12/31/19	13,775,780	13,624,643
Additional paid-in capital	34,093,154	33,464,381
Retained earnings	27,212,350	22,667,949
Accumulated other comprehensive income	971,798	260,483
Less: treasury stock, at cost; 210,101 shares at 09/30/20 and 12/31/19	(2,622,777)	(2,622,777)
Total shareholders' equity	74,930,305	68,894,679
Total liabilities and shareholders' equity	$868,853,092	$737,955,319

Book value per common share outstanding	$13.85	$12.86

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended September 30,
Consolidated Statements of Income	2020	2019
(Unaudited)

Interest income
Interest and fees on loans	$7,742,914	$7,452,084
Interest on taxable debt securities	249,341	302,063
Dividends	17,715	24,301
Interest on federal funds sold and overnight deposits	76,896	128,006
Total interest income	8,086,866	7,906,454

Interest expense
Interest on deposits	877,466	1,256,864
Interest on borrowed funds	1,806	6,304
Interest on repurchase agreements	67,327	74,510
Interest on junior subordinated debentures	104,181	171,355
Total interest expense	1,050,780	1,509,033

Net interest income	7,036,086	6,397,421
Provision for loan losses	362,499	412,499
Net interest income after provision for loan losses	6,673,587	5,984,922

Non-interest income
Service fees	794,381	867,688
Income from sold loans	601,825	203,175
Other income from loans	281,959	235,883
Net realized gain on sale of securities AFS	0	331
Other income	263,130	290,255
Total non-interest income	1,941,295	1,597,332

Non-interest expense
Salaries and wages	1,958,754	1,817,931
Employee benefits	791,172	785,187
Occupancy expenses, net	601,093	606,629
Other expenses	1,753,698	1,653,969
Total non-interest expense	5,104,717	4,863,716

Income before income taxes	3,510,165	2,718,538
Income tax expense	629,722	456,595
Net income	$2,880,443	$2,261,943

Earnings per common share	$0.54	$0.43
Weighted average number of common shares
used in computing earnings per share	5,285,771	5,212,162
Dividends declared per common share	$0.19	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary	Nine Months Ended September 30,
Consolidated Statements of Income	2020	2019
(Unaudited)

Interest income
Interest and fees on loans	$22,951,272	$22,491,903
Interest on taxable debt securities	787,275	820,197
Dividends	63,540	77,048
Interest on federal funds sold and overnight deposits	248,373	478,097
Total interest income	24,050,460	23,867,245

Interest expense
Interest on deposits	3,154,211	3,820,084
Interest on borrowed funds	18,335	21,310
Interest on repurchase agreements	185,868	220,411
Interest on junior subordinated debentures	375,669	532,722
Total interest expense	3,734,083	4,594,527

Net interest income	20,316,377	19,272,718
Provision for loan losses	1,046,501	766,668
Net interest income after provision for loan losses	19,269,876	18,506,050

Non-interest income
Service fees	2,322,112	2,478,711
Income from sold loans	1,138,579	434,951
Other income from loans	803,555	598,136
Net realized gain on sale of securities AFS	39,086	331
Other income	753,772	838,041
Total non-interest income	5,057,104	4,350,170

Non-interest expense
Salaries and wages	5,773,491	5,453,791
Employee benefits	2,324,055	2,367,866
Occupancy expenses, net	1,921,597	1,939,742
Other expenses	5,166,247	5,337,301
Total non-interest expense	15,185,390	15,098,700

Income before income taxes	9,141,590	7,757,520
Income tax expense	1,557,598	1,304,374
Net income	$7,583,992	$6,453,146

Earnings per common share	$1.43	$1.23
Weighted average number of common shares
used in computing earnings per share	5,264,802	5,196,630
Dividends declared per common share	$0.57	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended September 30,
	2020	2019

Net income	$2,880,443	$2,261,943

Other comprehensive income, net of tax:
Unrealized holding (loss) gain on securities AFS arising during the period	(49,737)	199,767
Reclassification adjustment for gain realized in income	0	(331)
Unrealized (loss) gain during the period	(49,737)	199,436
Tax effect	10,444	(41,881)
Other comprehensive (loss) income, net of tax	(39,293)	157,555
Total comprehensive income	$2,841,150	$2,419,498

	Nine Months Ended September 30,
	2020	2019

Net income	$7,583,992	$6,453,146

Other comprehensive income, net of tax:
Unrealized holding gain on securities AFS arising during the period	939,486	1,218,958
Reclassification adjustment for gain realized in income	(39,086)	(331)
Unrealized gain during the period	900,400	1,218,627
Tax effect	(189,085)	(255,912)
Other comprehensive income, net of tax	711,315	962,715
Total comprehensive income	$8,295,307	$7,415,861

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2020
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

Balance As At December 31, 2020	$13,624,643	$1,500,000	$33,464,381	$22,667,949	$260,483	$(2,622,777)	$68,894,679

Issuance of common stock	40,465		213,812				254,277
Cash dividends declared Common stock				(995,536)			(995,536)
Cash dividends declared Preferred stock				(17,813)			(17,813)
Net income				1,861,239			1,861,239
Other comprehensive income					586,646		586,646

Balance As At March 31, 2020	$13,665,108	$1,500,000	$33,678,193	$23,515,839	$847,129	$(2,622,777)	$70,583,492

Issuance of common stock	47,752		214,135				261,887
Cash dividends declared Common stock				(998,899)			(998,899)
Cash dividends declared Preferred stock				(12,187)			(12,187)
Net income				2,842,311			2,842,311
Other comprehensive income					163,962		163,962

Balance As At June 30, 2020	$13,712,860	$1,500,000	$33,892,328	$25,347,064	$1,011,091	$(2,622,777)	$72,840,566

Issuance of common stock	62,920		200,826				263,746
Cash dividends declared Common stock				(1,002,969)			(1,002,969)
Cash dividends declared Preferred stock				(12,188)			(12,188)
Net income				2,880,443			2,880,443
Other comprehensive loss					(39,293)		(39,293)

Balance As At September 30, 2020	$13,775,780	$1,500,000	$34,093,154	$27,212,350	$971,798	$(2,622,777)	$74,930,305

*Accumulated other comprehensive income

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2019
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

Balance As At December 31, 2018	$13,455,258	$2,000,000	$32,536,532	$17,882,282	$(647,584)	$(2,622,777)	$62,603,711

Issuance of common stock	49,415		263,611				313,026
Cash dividends declared Common stock				(983,122)			(983,122)
Cash dividends declared Preferred stock				(27,500)			(27,500)
Redemption of preferred stock		(500,000)					(500,000)
Net income				1,771,905			1,771,905
Other comprehensive income					451,690		451,690

Balance As At March 31, 2019	$13,504,673	$1,500,000	$32,800,143	$18,643,565	$(195,894)	($2,622,777)	$63,629,710

Issuance of common stock	41,825		234,664				276,489
Cash dividends declared Common stock				(986,368)			(986,368)
Cash dividends declared Preferred stock				(20,625)			(20,625)
Net income				2,419,298			2,419,298
Other comprehensive income					353,470		353,470

Balance As At June 30, 2019	$13,546,498	$1,500,000	$33,034,807	$20,055,870	$157,576	($2,622,777)	$65,671,974

Issuance of common stock	35,525		204,257				239,782
Cash dividends declared Common stock				(989,341)			(989,341)
Cash dividends declared Preferred stock				(20,625)			(20,625)
Net income				2,261,943			2,261,943
Other comprehensive income					157,555		157,555

Balance As At September 30, 2019	$13,582,023	$1,500,000	$33,239,064	$21,307,847	$315,131	($2,622,777)	$67,321,288

*Accumulated other comprehensive (loss) income

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities:
Net income	$7,583,992	$6,453,146
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization, bank premises and equipment	677,086	689,813
Provision for loan losses	1,046,501	766,668
Deferred income tax	(128,103)	56,925
Net realized gain on sale of securities AFS	(39,086)	(331)
Gain on sale of loans	(766,440)	(158,201)
(Gain) loss on sale of OREO	(55,602)	817
Income from CFS Partners	(462,964)	(482,185)
Amortization of bond premium, net	55,568	81,354
Write-down of OREO	0	95,008
Proceeds from sales of loans held for sale	31,538,375	6,169,639
Originations of loans held for sale	(32,015,674)	(7,333,776)
Decrease in taxes payable	(145,105)	(96,632)
(Increase) decrease in interest receivable	(873,638)	138,942
(Increase) decrease in mortgage servicing rights	(31,463)	83,833
Decrease in right-of-use assets	182,475	176,361
Decrease in operating lease liabilities	(180,657)	(169,761)
(Increase) decrease in other assets	(54,430)	279,923
Increase in cash surrender value of BOLI	(62,508)	(66,714)
Amortization of limited partnerships	252,513	234,081
Change in net deferred loan fees and costs	2,615,453	3,224
(Decrease) increase in interest payable	(34,364)	33,148
(Decrease) increase in accrued expenses	(53,918)	158,337
Decrease in other liabilities	(103,646)	(89,035)
Net cash provided by operating activities	8,944,365	7,024,584

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	14,407,740	12,124,796
Purchases	(12,745,042)	(14,199,656)
Proceeds from redemption of restricted equity securities	522,400	493,600
Purchases of restricted equity securities	(503,400)	(124,000)
Decrease in limited partnership contributions payable	(288,000)	0
Increase in loans, net	(131,508,927)	(26,271,976)
Capital expenditures net of proceeds from sales of bank premises and equipment	(240,919)	(590,468)
Proceeds from sales of OREO	1,022,340	105,561
Recoveries of loans charged off	65,208	56,190
Net cash used in investing activities	(129,268,600)	(28,405,953)
Cash Flows from Financing Activities:
Net increase (decrease) in demand and interest-bearing transaction accounts	91,052,024	(4,582,231)
Net increase in money market and savings accounts	37,393,558	16,158,069
Net decrease in time deposits	(447,896)	(14,005,155)
Net (decrease) increase in repurchase agreements	(2,592,200)	5,248,366
Proceeds from long-term borrowings	150,000	0
Decrease in finance lease obligations	(45,814)	(92,614)
Redemption of preferred stock	0	(500,000)
Dividends paid on preferred stock	(42,188)	(68,750)
Dividends paid on common stock	(2,204,435)	(2,112,571)
Net cash provided by financing activities	123,263,049	45,114

Net increase (decrease) in cash and cash equivalents	2,938,814	(21,336,255)
Cash and cash equivalents:
Beginning	48,562,212	67,934,815
Ending	$51,501,026	$46,598,560

Supplemental Schedule of Cash Paid During the Period:
Interest	$3,768,447	$4,561,379

Income taxes, net of refunds	$1,578,293	$1,110,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities AFS	$900,400	$1,218,627

Loans transferred to OREO	$0	$73,448

Common Shares Dividends Paid:
Dividends declared	$2,997,403	$2,958,831
Increase in dividends payable attributable to dividends declared	(13,058)	(16,963)
Dividends reinvested	(779,910)	(829,297)
	$2,204,435	$2,112,571

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Consolidation and Certain Definitions

Basis of Presentation and Consolidation. The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial condition and results of operations of the Company and its subsidiary, Community National Bank (the Bank), contained herein have been made.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 contained in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full annual period ending December 31, 2020.

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

Note 2. Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, and on March 13, 2020 President Trump declared the pandemic to be a national emergency. The COVID-19 pandemic has adversely affected, and may continue to adversely affect, economic activity globally, nationally and locally. Government actions taken to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on financial markets and the economy, including the local economy in the Company’s Vermont and New Hampshire markets, with adverse effects on business and consumer confidence generally, and on the Company’s customers, and their employees, suppliers, vendors and processors. Forced closures of businesses have resulted in sharp increases in unemployment.

In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00 percent on March 3, 2020 for the first time. On March 3, 2020, the FOMC reduced the targeted federal funds interest rate range by 50 bps to a range of 1.00% to 1.25%. This range was further reduced to a range of 0 percent to 0.25% on March 16, 2020. On April 29, 2020, the FOMC indicated that the federal funds target rate range will remain unchanged until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals.  The FOMC reiterated that position on June 10, 2020 and again on July 29, 2020 and September 16, 2020.

On March 27, 2020, the CARES Act was enacted to provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. These reductions in interest rates and other effects of the COVID-19 pandemic adversely affect the Company's business, financial condition and results of operations and may continue to do so in future periods. It is unknown how long the adverse economic conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company.  Due to the inherent economic and other uncertainties related to the COVID-19 pandemic, it is reasonably possible that estimates made in the Company’s consolidated financial statements could be materially and adversely impacted in the near term as a result of the pandemic, including expected credit losses on loan receivables.

Note 3. Recent Accounting Developments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss, or CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale, which will require that credit losses on those securities be recorded through an allowance for credit losses rather than a write-down.  The ASU may have a material impact on the Company's consolidated financial statements upon adoption as it will require a change in the Company's methodology for calculating its ALL and allowance on unused commitments.  The Company will transition from an incurred loss model to an expected loss model, which will likely result in an increase in the ALL upon adoption and may negatively impact the Company’s and the Bank's regulatory capital ratios.  The Company has formed a committee to assess the implications of this new pronouncement and transitioned to a software solution for preparing the ALL calculation and related reports that management believes provides the Company with stronger data integrity, ease and efficiency in ALL preparation.  The new software solution also provides numerous training opportunities for the appropriate personnel within the Company.  The Company has gathered and is continuing to analyze the historical data to serve as a basis for estimating the ALL under CECL and continues to evaluate the anticipated impact of the adoption of the ASU on its consolidated financial statements. As initially proposed, the ASU was to be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. However, on October 16, 2019, the FASB approved an extended effective date for compliance with the ASU by smaller reporting companies, which are now required to comply with the ASU for fiscal years beginning after December 15, 2022, with early adoption permitted.  The Company qualifies for this extension and does not intend to early adopt the ASU at this time.  Management will continue to evaluate the Company’s CECL compliance and implementation timetable in light of the extension.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued to reduce the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, step two of the goodwill impairment test was eliminated. Instead, a company will recognize an impairment of goodwill should the carrying value of a reporting unit exceed its fair value (i.e., step one). As initially proposed, the ASU was to be effective for the Company on January 1, 2020, however similar to ASU No. 2016-13, the effective date for this ASU was also extended with a revised effective date of January 1, 2023.  The Company early adopted this ASU on January 1, 2020.  Accordingly, the Company no longer gives consideration to “Step 2” when performing its goodwill impairment test.

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

In March and April, 2020, federal banking regulators issued an interagency guidance on accounting for loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term (that is, six months or less) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant, provided that the loan is less than 30 days past due at the time a modification program is implemented. The banking agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC No. 310-40, Receivables – Troubled Debt Restructurings by Creditors.  Additionally, a provision of the CARES Act enacted in March 2020 provides that COVID-19 related loan modifications (including modifications that are not short-term) made to a loan between March 1, 2020 and the earlier of December 31, 2020 or the sixtieth day after the end of the COVID-19 emergency declared by the President will not require the loan to be treated as a TDR under GAAP, so long as the modified loan was not past due as of December 31, 2019.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended September 30,	2020	2019

Net income, as reported	$2,880,443	$2,261,943
Less: dividends to preferred shareholders	12,188	20,625
Net income available to common shareholders	$2,868,255	$2,241,318
Weighted average number of common shares
used in calculating earnings per share	5,285,771	5,212,162
Earnings per common share	$0.54	$0.43

Nine Months Ended September 30,	2020	2019

Net income, as reported	$7,583,992	$6,453,146
Less: dividends to preferred shareholders	42,188	68,750
Net income available to common shareholders	$7,541,804	$6,384,396
Weighted average number of common shares
used in calculating earnings per share	5,264,802	5,196,630
Earnings per common share	$1.43	$1.23

Note 5. Investment Securities

Debt securities as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2020
U.S. GSE debt securities	$10,002,586	$201,114	$0	$10,203,700
Agency MBS	21,298,090	547,242	36,044	21,809,288
ABS and OAS	2,509,172	147,847	0	2,657,019
Other investments	10,148,000	369,964	0	10,517,964
Total	$43,957,848	$1,266,167	$36,044	$45,187,971

December 31, 2019
U.S. GSE debt securities	$18,002,549	$99,743	$40,672	$18,061,620
Agency MBS	16,169,819	86,874	51,318	16,205,375
ABS and OAS	2,799,657	55,418	2,166	2,852,909
Other investments	8,665,000	181,846	0	8,846,846
Total	$45,637,025	$423,881	$94,156	$45,966,750

Investments pledged as collateral for repurchase agreements consisted of U.S. GSE debt securities, Agency MBS, ABS and OAS, and CDs.  These repurchase agreements mature daily.  These investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

September 30, 2020	$43,957,848	$45,187,971
December 31, 2019	45,637,025	45,966,750

Proceeds from sales of debt securities were $884,137 for the first nine months of 2020 and $1,517,091 for the same period in 2019, with gains of $39,086 and $331, respectively.

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
September 30, 2020
Due in one year or less	$4,709,546	$4,735,438
Due from one to five years	7,438,000	7,785,822
Due from five to ten years	9,506,876	9,809,923
Due after ten years	1,005,336	1,047,500
Agency MBS	21,298,090	21,809,288
Total	$43,957,848	$45,187,971

December 31, 2019
Due in one year or less	$2,760,515	$2,766,254
Due from one to five years	9,674,948	9,862,450
Due from five to ten years	15,042,170	15,147,201
Due after ten years	1,989,573	1,985,470
Agency MBS	16,169,819	16,205,375
Total	$45,637,025	$45,966,750

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
September 30, 2020
Agency MBS	$1,998,026	$25,301	$1,751,166	$10,743	8	$3,749,192	$36,044

December 31, 2019
U.S. GSE debt securities	$7,964,192	$40,672	$0	$0	7	$7,964,192	$40,672
Agency MBS	5,273,683	24,648	2,920,091	26,670	13	8,193,774	51,318
ABS and OAS	1,000,490	2,166	0	0	1	1,000,490	2,166
Total	$14,238,365	$67,486	$2,920,091	$26,670	21	$17,158,456	$94,156

The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates its debt securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition.  As of September 30, 2020 and December 31, 2019, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be OTTI.

Note 6. Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	September 30,	December 31,
	2020	2019

Commercial & industrial	$197,637,213	$98,930,831
Commercial real estate	280,495,907	246,282,726
Municipal	52,332,802	55,817,206
Residential real estate - 1st lien	165,004,745	158,337,296
Residential real estate - Jr lien	38,603,996	43,230,873
Consumer	4,173,109	4,390,005
Total loans	738,247,772	606,988,937
Deduct (add):
ALL	6,788,108	5,926,491
Deferred net loan fees (costs)	2,253,038	(362,415)
Net loans	$729,206,626	$601,424,861

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

		90 Days	Total			Non-Accrual	90 Days or More and
September 30, 2020	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$311,106	$8,559	$319,665	$197,317,548	$197,637,213	$402,287	$8,559
Commercial real estate	227,285	604,522	831,807	279,664,100	280,495,907	1,735,572	0
Municipal	0	0	0	52,332,802	52,332,802	0	0
Residential real estate
1st lien	439,313	1,133,026	1,572,339	163,432,406	165,004,745	2,243,632	741,610
Jr lien	47,007	157,496	204,503	38,399,493	38,603,996	217,844	74,900
Consumer	24,215	0	24,215	4,148,894	4,173,109	0	0
Totals	$1,048,926	$1,903,603	$2,952,529	$735,295,243	$738,247,772	$4,599,335	$825,069

		90 Days	Total			Non-Accrual	90 Days or More and
December 31, 2019	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$68,532	$44,503	$113,035	$98,817,796	$98,930,831	$480,083	$0
Commercial real estate	1,690,307	151,723	1,842,030	244,440,696	246,282,726	1,600,827	0
Municipal	0	0	0	55,817,206	55,817,206	0	0
Residential real estate
1st lien	3,871,045	1,217,098	5,088,143	153,249,153	158,337,296	2,112,267	530,046
Jr lien	331,416	147,976	479,392	42,751,481	43,230,873	240,753	112,386
Consumer	49,607	0	49,607	4,340,398	4,390,005	0	0
Totals	$6,010,907	$1,561,300	$7,572,207	$599,416,730	$606,988,937	$4,433,930	$642,432

For all loan segments, loans over 30 days past due are considered delinquent.

As of the balance sheet dates presented, residential mortgage loans in process of foreclosure consisted of the following:

	Number of loans	Balance

September 30, 2020	7	$356,070
December 31, 2019	9	495,943

Allowance for loan losses

The ALL is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes that future payments of a loan balance are unlikely. Subsequent recoveries, if any, are credited to the allowance.

Unsecured loans are charged off when they become uncollectible and no later than 120 days past due.  Unsecured loans to customers who subsequently file bankruptcy are charged off within 30 days of receipt of the notification of filing or by the end of the month in which the loans become 120 days past due, whichever occurs first.  For secured loans, both residential and commercial, the potential loss on impaired loans is carried as a loan loss reserve specific allocation; the loss portion is charged off when collection of the full loan appears unlikely.  The unsecured portion of a real estate loan is that portion of the loan exceeding the "fair value" of the collateral less the estimated cost to sell. Value of the collateral is determined in accordance with the Company’s appraisal policy.  The unsecured portion of an impaired real estate secured loan is charged off by the end of the month in which the loan becomes 180 days past due.

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

Loss ratios are calculated by loan segment using appropriate look back periods.  Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment in the current economic climate. During periods of economic stability, a relatively longer period (e.g., five years) may be appropriate.  During periods of significant expansion or contraction, the Company may appropriately shorten the historical time period.  Due primarily to the effects of COVID-19, the Company is currently using an extended look back period of one year.

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

The qualitative factors are determined based on the various risk characteristics of each loan segment. During the third quarter of 2020, the Company adjusted its ALL analysis to begin applying qualitative factors to municipal loans and certain purchased commercial loans, for which the Company does not have any historical loss data.  Of the third quarter 2020 provision for loan losses of $362,499, $106,821 is attributable to this change.  The Company has policies, procedures and internal controls that management believes are commensurate with the risk profile of each of these segments.  Major risk characteristics relevant to each portfolio segment are as follows:

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

Specific component

The specific component of the ALL relates to loans that are impaired. Impaired loans are loans to a borrower that in the aggregate are greater than $100,000 and that are in non-accrual status or are TDRs regardless of amount.  A specific allowance is established for an impaired loan when its estimated fair value or net present value of future cash flows is less than the carrying value of the loan.  For all loan segments, except consumer loans, a loan is considered impaired when, based on current information and events, in management’s estimation it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant or temporary payment delays and payment shortfalls generally are not classified as impaired. Management evaluates the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and frequency of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

The tables below summarize changes in the ALL and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended September 30, 2020

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$886,546	$3,406,502	$0	$1,511,897	$319,749	$48,653	$342,337	$6,515,684
Charge-offs	(34,565)	(2,200)	0	(56,500)	0	(7,560)	0	(100,825)
Recoveries	0	0	0	4,742	533	5,475	0	10,750
Provision (credit)	90,770	222,268	41,866	36,383	6,434	8,709	(43,931)	362,499
ALL ending balance	$942,751	$3,626,570	$41,866	$1,496,522	$326,716	$55,277	$298,406	$6,788,108

As of or for the nine months ended September 30, 2020

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$836,766	$3,181,646	$0	$1,388,564	$289,684	$51,793	$178,038	$5,926,491
Charge-offs	(34,565)	(2,200)	0	(134,196)	(28,673)	(50,458)	0	(250,092)
Recoveries	1,087	20,000	0	10,552	5,280	28,289	0	65,208
Provision (credit)	139,463	427,124	41,866	231,602	60,425	25,653	120,368	1,046,501
ALL ending balance	$942,751	$3,626,570	$41,866	$1,496,522	$326,716	$55,277	$298,406	$6,788,108

ALL evaluated for impairment
Individually	$0	$0	$0	$111,435	$361	$0	$0	$111,796
Collectively	942,751	3,626,570	41,866	1,385,087	326,355	55,277	298,406	6,676,312
Total	$942,751	$3,626,570	$41,866	$1,496,522	$326,716	$55,277	$298,406	$6,788,108

Loans evaluated for impairment
Individually	$374,558	$1,822,625	$0	$4,724,624	$147,909	$0		$7,069,716
Collectively	197,262,655	278,673,282	52,332,802	160,280,121	38,456,087	4,173,109		731,178,056
Total	$197,637,213	$280,495,907	$52,332,802	$165,004,745	$38,603,996	$4,173,109		$738,247,772

As of or for the year ended December 31, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$697,469	$3,019,868	$0	$1,421,494	$273,445	$56,787	$133,478	$5,602,541
Charge-offs	(175,815)	(116,186)	0	(242,244)	(222,999)	(102,815)	0	(860,059)
Recoveries	10,768	50,388	0	15,776	2,200	38,710	0	117,842
Provision	304,344	227,576	0	193,538	237,038	59,111	44,560	1,066,167
ALL ending balance	$836,766	$3,181,646	$0	$1,388,564	$289,684	$51,793	$178,038	$5,926,491

ALL evaluated for impairment
Individually	$0	$0	$0	$103,836	$712	$0	$0	$104,548
Collectively	836,766	3,181,646	0	1,284,728	288,972	51,793	178,038	5,821,943
Total	$836,766	$3,181,646	$0	$1,388,564	$289,684	$51,793	$178,038	$5,926,491

Loans evaluated for impairment
Individually	$420,933	$1,699,238	$0	$4,471,902	$156,073	$0		$6,748,146
Collectively	98,509,898	244,583,488	55,817,206	153,865,394	43,074,800	4,390,005		600,240,791
Total	$98,930,831	$246,282,726	$55,817,206	$158,337,296	$43,230,873	$4,390,005		$606,988,937

As of or for the three months ended September 30, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$715,132	$3,094,781	$0	$1,427,357	$287,984	$53,410	$145,089	$5,723,753
Charge-offs	(6,795)	(101,476)	0	(147,724)	0	(11,338)	0	(267,333)
Recoveries	1,690	0	0	1,059	485	11,489	0	14,723
Provision (credit)	133,632	272,858	0	130,189	(3,402)	(454)	(120,324)	412,499
ALL ending balance	$843,659	$3,266,163	$0	$1,410,881	$285,067	$53,107	$24,765	$5,883,642

As of or for the nine months ended September 30, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$697,469	$3,019,868	$0	$1,421,494	$273,445	$56,787	$133,478	$5,602,541
Charge-offs	(10,368)	(116,186)	0	(242,244)	(102,000)	(70,959)	0	(541,757)
Recoveries	10,768	0	0	11,131	1,486	32,805	0	56,190
Provision (credit)	145,790	362,481	0	220,500	112,136	34,474	(108,713)	766,668
ALL ending balance	$843,659	$3,266,163	$0	$1,410,881	$285,067	$53,107	$24,765	$5,883,642

Impaired loans, by portfolio segment, were as follows:

	As of September 30, 2020
		Unpaid		Average	Average	Interest
	Recorded	Principal	Related	Recorded	Recorded	Income
	Investment(1)	Balance	Allowance	Investment(1)(2)	Investment(1)(3)	Recognised(3)

Related allowance recorded
Residential real estate
1st lien	$1,166,549	$1,207,778	$111,435	$1,015,521	$969,485	$81,313
Jr lien	5,083	5,079	361	5,249	5,576	415
Total with related allowance	1,171,632	1,212,857	111,796	1,020,770	975,061	81,728

No related allowance recorded
Commercial & industrial	374,558	410,356		379,147	392,854	4,077
Commercial real estate	1,823,015	2,213,788		1,718,560	1,697,035	10,989
Residential real estate
1st lien	3,592,591	4,378,079		3,911,876	3,818,241	148,099
Jr lien	142,829	180,016		114,830	172,117	0
Total with no related allowance	5,932,993	7,182,239		6,124,413	6,080,247	163,165

Total impaired loans	$7,104,625	$8,395,096	$111,796	$7,145,183	$7,055,308	$244,893

1)	Recorded investment in impaired loans as of September 30, 2020 includes accrued interest receivable and deferred net loan costs of $34,909.
2)	For the three months ended September 30, 2020
3)	For the nine months ended September 30, 2020

	As of December 31, 2019
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment(1)	Balance	Allowance	Investment(1)(2)	Recognized(2)

Related allowance recorded
Commercial & industrial	$0	$0	$0	$32,466	$0
Commercial real estate	0	0	0	97,720	0
Residential real estate
1st lien	878,439	902,000	103,836	982,158	86,039
Jr lien	6,121	6,101	712	6,869	648
Total with related allowance	884,560	908,101	104,548	1,119,213	86,687

No related allowance recorded
Commercial & industrial	420,933	445,509		307,208	6,396
Commercial real estate	1,699,772	2,031,764		1,812,836	21,591
Residential real estate
1st lien	3,614,960	4,273,884		3,778,822	212,883
Jr lien	149,972	157,754		224,938	4,524
Total with no related allowance	5,885,637	6,908,911		6,123,804	245,394

Total impaired loans	$6,770,197	$7,817,012	$104,548	$7,243,017	$332,081

1)	Recorded investment in impaired loans as of December 31, 2019 includes accrued interest receivable and deferred net loan costs of $22,051.
2)	For the year ended December 31, 2019

	As of September 30, 2019
		Unpaid		Average	Average	Interest
	Recorded	Principal	Related	Recorded	Recorded	Income
	Investment	Balance	Allowance	Investment (1)(2)	Investment (1)(3)	Recognized(3)

Related allowance recorded
Commercial & industrial	$162,330	$162,330	$95,945	$81,165	$40,583	$0
Commercial real estate	0	0	0	0	122,150	0
Residential real estate
1st lien	1,114,686	1,135,476	107,526	1,089,372	1,008,088	70,281
Jr lien	7,346	109,333	1,709	7,010	7,056	495
Total with related allowance	1,284,362	1,407,139	205,180	1,177,547	1,177,877	70,776

No related allowance recorded
Commercial & industrial	407,841	426,051		507,336	278,776	4,077
Commercial real estate	1,849,859	2,273,987		1,951,505	1,841,103	13,223
Residential real estate
1st lien	4,035,429	4,808,932		4,108,857	3,819,787	164,274
Jr lien	173,184	222,339		183,283	243,679	0
Total with no related allowance	6,466,313	7,731,309		6,750,981	6,183,345	181,574

Total impaired loans	$7,750,675	$9,138,448	$205,180	$7,928,528	$7,361,222	$252,350

1)	Recorded investment in impaired loans as of September 30, 2019 includes accrued interest receivable and deferred net loan costs of $21,031.
2)	For the three months ended September 30, 2019
3)	For the nine months ended September 30, 2019

For all loan segments, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when the loan is delinquent 90 days and management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is considered by management to be doubtful.  Any unpaid interest previously accrued on those loans is reversed from income.  Interest income is generally not recognized on specific impaired loans unless the likelihood of further loss is considered by management to be remote.  Interest payments received on impaired loans are generally applied as a reduction of the loan principal balance.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and a satisfactory payment performance of six or more months has occurred.

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

Credit risk ratings are dynamic and require updating whenever relevant information is received.  Risk ratings are assessed on an ongoing basis and at various points, including at delinquency or at the time of other adverse events.  For larger, more complex or adversely rated loans, risk ratings are also assessed at the time of annual or periodic review.  Lenders are required to make immediate disclosure to the Senior Credit Officer of any known increase in loan risk, even if considered temporary in nature.

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of September 30, 2020

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$193,211,148	$265,481,081	$52,332,802	$161,517,042	$38,248,147	$4,173,109	$714,963,329
Group B	2,820,738	9,586,638	0	0	0	0	12,407,376
Group C	1,605,327	5,428,188	0	3,487,703	355,849	0	10,877,067
Total	$197,637,213	$280,495,907	$52,332,802	$165,004,745	$38,603,996	$4,173,109	$738,247,772

As of December 31, 2019

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$93,774,871	$233,702,063	$55,817,206	$154,770,678	$42,725,543	$4,390,005	$585,180,366
Group B	3,295,223	4,517,811	0	0	0	0	7,813,034
Group C	1,860,737	8,062,852	0	3,566,618	505,330	0	13,995,537
Total	$98,930,831	$246,282,726	$55,817,206	$158,337,296	$43,230,873	$4,390,005	$606,988,937

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

The Company has adopted the TDR guidance issued by the federal banking agencies in March 2020 regarding the treatment of certain short-term loan modifications relating to the COVID-19 pandemic (See Note 3). Under this guidance, qualifying concessions and modifications are not considered TDRs.  As of September 30, 2020, the Company had granted short term loan concessions and/or modifications within the terms of this guidance to 435 borrowers, with respect to loans having an aggregate principal amount of $110.5 million.  These loans may bear a higher risk of default in future periods.

New TDRs, by portfolio segment, during the periods presented were as follows:

	Three months ended September 30, 2020			Nine months ended September 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Residential real estate
1st lien	1	$54,318	$57,053	6	$591,826	$687,751

	Year ended December 31, 2019
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial & industrial	6	$371,358	$372,259
Commercial real estate	1	19,266	21,628
Residential real estate
1st lien	6	755,476	798,800
Jr lien	1	55,557	57,415
	14	$1,201,657	$1,250,102

	Three months ended September 30, 2019			Nine months ended September 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial & industrial	1	$288,912	$288,912	3	$338,129	$338,129
Commercial real estate	0	0	0	1	19,265	21,628
Residential real estate
1st lien	1	20,984	31,598	5	530,330	569,800
Total	2	$309,896	$320,510	9	$887,724	$929,557

The TDRs for which there was a payment default during the twelve month periods presented below were as follows:

For the twelve months ended September 30, 2020

	Number of	Recorded
	Contracts	Investment

Commercial & industrial	3	$25,720
Residential real estate - 1st lien	3	408,505
Residential real estate - Jr lien	1	50,095
	7	$484,320

For the twelve months ended December 31, 2019

	Number of	Recorded
	Contracts	Investment

Commercial & industrial	2	$27,818
Residential real estate
1st lien	1	227,907
Jr lien	1	55,010
	4	$310,735

For the twelve months ended September 30, 2019

	Number of	Recorded
	Contracts	Investment

Commercial real estate	1	$376,864

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

The specific allowances within the ALL related to TDRs as of the balance sheet dates are presented in the table below.

	September 30,	December 31,
	2020	2019

Specific Allocation	$111,796	$104,548

As of the balance sheet dates, the Company evaluates whether it is contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.  The Company is contractually committed to lend on one SBA guaranteed line of credit to a borrower whose lending relationship was previously restructured.

Note 7. Goodwill and Other Intangible Assets

As a result of a merger with LyndonBank on December 31, 2007, the Company recorded goodwill amounting to $11,574,269.The goodwill is not amortizable and is not deductible for tax purposes.

As of December 31, 2019, the most recent evaluation, management concluded that no impairment existed.Management evaluates its goodwill intangible for impairment at least annually, or more frequently as circumstances warrant, including, as applicable, circumstances arising out of the COVID-19 pandemic, including the disruptions to the economy and increased volatility in the financial markets and related impacts on the Company’s business.In light of the recent events surrounding COVID-19, the Company performed an interim analysis and concluded that, as of July 31, 2020, no impairment existed.

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

	September 30,	December 31,
Level 2	2020	2019
Assets: (market approach)
U.S. GSE debt securities	$10,203,700	$18,061,620
Agency MBS	21,809,288	16,205,375
ABS and OAS	2,657,019	2,852,909
Other investments	10,517,964	8,846,846
Total	$45,187,971	$45,966,750

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

	September 30,	December 31,
Level 2	2020	2019
Assets: (market approach)
Loans held-for-sale	$1,243,739	$0
MSRs (1)	971,040	939,577
OREO	0	966,738

(1)	Represents MSRs at lower of cost or fair value.

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below.  The estimated fair values of the Company's financial instruments as of the balance sheet dates were as follows:

September 30, 2020		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalent	$51,501	$51,501	$0	$0	$51,501
Debt securities AFS	45,188	0	45,188	0	45,188
Restricted equity securities	1,413	0	1,413	0	1,413
Loans and loans held-for-sale, net of ALL
Commercial & industrial	193,982	0	0	197,158	197,158
Commercial real estate	276,691	0	0	282,541	282,541
Municipal	52,291	0	0	53,087	53,087
Residential real estate - 1st lien	165,109	0	0	166,420	166,420
Residential real estate - Jr lien	38,261	0	0	38,416	38,416
Consumer	4,116	0	0	4,151	4,151
MSRs (1)	971	0	971	0	971
Accrued interest receivables	3,210	0	3,210	0	3,210

Financial liabilities:
Deposits
Other deposits	737,570	0	739,573	0	739,573
Brokered deposits	5,449	0	5,451	0	5,451
Long-term borrowings	2,800	0	2,716	0	2,716
Repurchase agreements	30,598	0	30,598	0	30,598
Operating lease obligations	1,083	0	1,083	0	1,083
Finance lease obligations	54	0	54	0	54
Subordinated debentures	12,887	0	12,869	0	12,869
Accrued interest payable	105	0	105	0	105

(1)	Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

December 31, 2019		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$48,562	$48,562	$0	$0	$48,562
Debt securities AFS	45,967	0	45,967	0	45,967
Restricted equity securities	1,432	0	1,432	0	1,432
Loans and loans held-for-sale, net of ALL
Commercial & industrial	98,062	0	0	97,356	97,356
Commercial real estate	243,022	0	0	242,735	242,735
Municipal	55,817	0	0	55,867	55,867
Residential real estate - 1st lien	156,897	0	0	156,520	156,520
Residential real estate - Jr lien	42,927	0	0	42,950	42,950
Consumer	4,337	0	0	4,306	4,306
MSRs (1)	940	0	1,250	0	1,250
Accrued interest receivable	2,337	0	2,337	0	2,337

Financial Liabilities:
Deposits
Other deposits	603,872	0	604,267	0	604,267
Brokered deposits	11,149	0	11,153	0	11,153
Long-term borrowings	2,650	0	2,427	0	2,427
Repurchase agreements	33,190	0	33,190	0	33,190
Operating lease obligations	1,263	0	1,263	0	1,263
Finance lease obligations	100	0	100	0	100
Subordinated debentures	12,887	0	12,831	0	12,831
Accrued interest payable	139	0	139	0	139

(1)	Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

Note 9. Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

	Nine Months Ended	Year Ended
	September 30, 2020	December 31, 2019

Balance at beginning of year	$939,577	$1,004,948
MSRs capitalized	248,305	114,580
MSRs amortized	(185,264)	(179,951)
Change in valuation allowance	(31,578)	0
Balance at end of period	$971,040	$939,577

There was no valuation allowance recorded for MSRs for the year ended December 31, 2019.

Note 10. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business.Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 11. Subsequent Events

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On September 24, 2020, the Company’s Board declared a cash dividend of $0.19 per common share, payable November 1, 2020 to shareholders of record as of October 15, 2020.  This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Period Ended September 30, 2020

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly-owned subsidiary, Community National Bank, as of September 30, 2020 and December 31, 2019, and its consolidated results of operations for the three- and nine-month interim periods presented.

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

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities:

•	general economic or business conditions, either nationally, regionally or locally, deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services;
•	competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial services industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems;
•	interest rates change in such a way as to negatively affect the Company's net income, asset valuations or margins;
•	changes in laws or government rules, including the rules of the federal Consumer Financial Protection Bureau, or the way in which courts or government agencies interpret or implement those laws or rules, increase our costs of doing business, causing us to limit or change our product offerings or pricing, or otherwise adversely affect the Company's business;
•	changes in federal or state tax laws or policy;
•	changes in the level of nonperforming assets and charge-offs;
•	changes in applicable accounting policies, practices and standards, including, without limitation, implementation of pending changes to the measurement of credit losses in financial statements under US GAAP pursuant to the CECL model;
•	changes in consumer and business spending, borrowing and savings habits;
•	reductions in deposit levels, which necessitate increased borrowings to fund loans and investments;
•	the geographic concentration of the Company’s loan portfolio and deposit base;
•	losses due to the fraudulent or negligent conduct of third parties, including the Company’s service providers, customers and employees;
•	cybersecurity risks could adversely affect the Company’s business, financial performance or reputation and could result in financial liability for losses incurred by customers or others due to data breaches or other compromise of the Company’s information security systems;

•	higher-than-expected costs are incurred relating to information technology or difficulties arise in implementing technological enhancements;
•	management’s risk management measures may not be completely effective;
•	changes in the United States monetary and fiscal policies, including the interest rate policies of the FRB and its regulation of the money supply;
•	adverse changes in the credit rating of U.S. government debt;
•	the planned phase out the LIBOR by the end of 2021, which could adversely affect the Company’s interest costs in future periods on its $12,887,000 in principal amount of Junior Subordinated Debentures due December 12, 2037, which currently bear interest at a variable rate, adjusted quarterly, equal to 3-month LIBOR, plus 2.85%;
•	the effect of COVID-19 on our Company, the communities where we have branches and loan production offices, the State of Vermont and the national and global economies and overall stability of the financial markets;
•	government and regulatory responses to the COVID-19 pandemic;
•	operational and internal system failures due to changes in normal business practices, including remote working for Company staff;
•	increased cybercrime and payment system risk due to increase usage by customers of online and other remote banking channels;
•	rising unemployment rates in our markets due to the COVID-19 related business shutdowns, delays and setbacks in scheduled re-openings and other economic disruptions, which reduces our borrowers’ ability to repay their loans and reduces customer demand for our products and services; and
•	government intervention in the U.S. economy and financial system in response to the COVID-19 pandemic, including the effects of recent legislative, tax, accounting and regulatory actions and reforms, such as passage of the CARES Act, the actions of the Federal Reserve affecting monetary policy, and the temporary moratorium on foreclosures imposed by the State of Vermont in response to the COVID-19 emergency.

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

OVERVIEW

During the third quarter of 2020, the Company continued to navigate through the new challenges presented by the COVID-19 pandemic.  Recent economic reports for the state of Vermont show employment in the hardest hit industries such as leisure and hospitality has risen but still below pre-pandemic levels.  The Vermont unemployment rate, not seasonally adjusted, in August was reported at 4.6% compared to the high of 16.8% in April.  Other impacts of this pandemic, such as childcare and remote schooling, pose additional challenges to the workforce.  In September, public schools reopened with a hybrid of in-school and remote learning options.  With lifted restrictions on indoor dining, gathering size limits and travel, the local economy continued to reopen. For the most part, Vermont has fared better than other states in the number of cases to date.  The full health and economic effect of the pandemic is still unclear as new information continues to become available.

The Company continues to use its best efforts to remain focused on providing for the safety and health of its employees, customers and communities through the hardships of this pandemic.  In mid-October, one of the Company’s employees tested positive for the COVID-19 virus.  Management and the pandemic team followed the Company’s pandemic response plan protocol which included closing the affected branch and working with the Department of Health to begin contact tracing.  The branch remained closed for seven days until staff members received negative COVID test results and were able to return to work.  No other employee had symptoms or tested positive.

The Company continued to grant loan payment deferrals to customers impacted by the pandemic.  Through September 30, 2020, 435 business and retail customer portfolio loans, with unpaid principal balances of $110.5 million, had been modified to provide temporary debt relief to customers impacted by the COVID-19 pandemic.  These short term concessions were made in accordance with guidance from the federal banking regulators, confirmed by them with the FASB, and are therefore not considered to be impaired under GAAP (see Notes 3 and 6).

The Company’s consolidated assets on September 30, 2020 were $868,853,092, an increase of $130,897,773, or 17.7%, from December 31, 2019.  The asset growth has been driven by an increase in total loans in the amount of $131.3 million in the year to date comparison and $134.1 million in the year-over-year comparison.  This loan growth is largely attributable to the origination of PPP loans. Community National Bank, the subsidiary of the Company, participated in the PPP administered by the SBA as part of the CARES Act.  As of September 30, 2020, the PPP loan portfolio totaled $100.3 million.  The balance of the loan growth of $31.0 million and $33.9 million was mostly due to an increase in commercial loans in the respective periods, including purchased loans from BHG in the amount of $3.4 million year to date.

Total deposits on September 30, 2020 were $743,019,054, an increase of $127,997,686 or 20.8%, since December 31, 2019, reflecting the combined effect of increases in core deposits (demand deposit accounts, both interest bearing and non-interest bearing) of $91.1 million, or 29.4%, money market funds of $14.6 million, or 16.0% and savings accounts of $22.8 million, or 23.5%.  Municipal deposits, which are a component of both core deposits and money market funds, decreased $6.8 million and $9.0 million, in the respective components.  The significant increases in core deposits were driven in part by PPP loan funds that were deposited in business checking accounts as well as increases in customer checking accounts likely from stimulus payments, unemployment benefits and deferral or forbearance agreements on residential mortgage and student loans.

Interest income increased $180,412, or 2.3%, for the third quarter of 2020 compared to the same quarter in 2019 and $183,215, or 0.8% for the first nine months of 2020 compared to the same period in 2019. The opportunity for an increase in interest income from the loan growth was offset by the impact of the decrease in the prime rate on new loan originations and interest rate adjustments on adjustable rate loans, as well as the mandated 1% interest rate on SBA PPP loans.  The low interest rate environment also resulted in a decrease in interest earned on the investment portfolio and fed funds sold.  The origination of the PPP loans resulted in processing fees from the SBA in the amount of $453,505 recorded in the third quarter of 2020, representing 86.3% of the total of fees on loans of $525,601 for the third quarter of 2020 compared to $59,566 for the third quarter of 2019.  Total fees on loans for the nine months ended September 30, 2020 were $1.2 million, including SBA processing fees totaling $1.0 million, and representing 83.3% of the total, compared to $599,931 for the same period in 2019.

Interest expense decreased $458,253 or 30.4%, for the third quarter of 2020 and $860,444, or 18.7%, for the first nine months of 2020 compared to the same periods in 2019.  The decrease in interest expense during both periods is due to a reduction of rates paid on interest-bearing transaction accounts, money market accounts and time deposits, following the 150 basis point decrease in short-term rates in March in response to the COVID-19 pandemic.  Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section for more information on the impact that FRB action and changes in the yield curve could have on net interest income.

The provision for loan losses for the third quarter of 2020 was $362,499 compared to $412,499 for the same quarter in 2019, bringing the year to date provision for loan losses to $1.0 million compared to $766,668 for the same period in 2019, resulting in a decrease of 12.1% and an increase of 36.5%, respectively, for the third quarter and nine month comparison periods.  The year to date increase to the provision was partially due to loan growth early in the year as well as adjustments to the qualitative factors used to estimate the allowance for loan losses, particularly factors related to the economic impact to borrowers from the COVID pandemic.  PPP loans bear a 100% SBA guarantee and therefore had little impact on the calculation of the provision.  Please refer to the ALL and provisions discussion in the Credit Risk section for more information on these increases.

Consolidated net income for the third quarter of 2020 was $2,880,443, an increase of $618,500, or 27.3%, from net income of $2,261,943 for the same quarter of 2019.  Consolidated net income for the first nine months of 2020 increased $1.1 million, or 17.5%, from $6,453,146 for 2019 to $7,583,992 for 2020.  Non-interest income increased $343,963, or 21.5%, and non-interest expense increased $241,001, or 5.0%, contributing to a portion of the increase in net income for the third quarter of 2020 versus the same quarter of 2019.  Non-interest income for the first nine months of 2020 increased $706,934, or 16.3% compared to the same period in 2019 while non-interest expense increased only $86,690, or 0.6% between the same comparison periods.  Income from sold loans increased substantially by $398,650, or 196.2%, between the third quarter comparison periods of 2020 and 2019 and $703,628, or 161.8% between the nine month comparison periods of 2020 and 2019.  Loan originations that were subsequently sold in the secondary market were $31.9 million for the first nine months of 2020 compared to $7.5 million for the same period in 2019, resulting in gains on sale of loans of $766,440 and $158,201, respectively. Commercial and residential loan documentation fees made up the biggest portion of other income from loans, with figures of $208,451 and $166,828, respectively, noted for the third quarter of 2020 versus 2019, and $616,021 and $421,365, respectively, for the first nine months of 2020 versus 2019.

The COVID-19 pandemic has impacted some of the Company’s sources of non-interest income differently.  For instance the unusually high balances maintained in customer deposit accounts have resulted in a decrease in overdraft fees.  These fees were $191,754 for the third quarter in 2020 compared to $292,316 for the third quarter of 2019, a 34.4% decrease, with a 25.5% decrease noted for the first nine months of 2020 compared to 2019 with fees totaling $629,609 and $845,095, respectively.  Conversely, interchange fee income related to customers’ use of debit cards increased $32,039, or 1.0% between the 2020 and 2019 third quarter comparison periods and $64,346, or 7.1% year over year.  This customer behavior of choosing to use debit or credit cards as a payment method has also had an impact on the circulation of coin and currency.

The increase in non-interest expense is made up of several components, with FDIC insurance accounting for $160,215 of the increase between the third quarter comparison periods and $150,462 year over year.  These increases are due to the effect of the Small Bank deposit-insurance assessment credits issued by the FDIC in the amount of $164,000 in 2019 while no credits were issued in 2020.  The increase in non-interest expense also reflects increases in salaries and wages of $140,823 and 319,700, respectively, for the three and nine month comparison periods.  Offsetting a portion of these increases were decreases in OREO expense of $42,172 quarter over quarter and $53,761 year over year as well as decreases in collection and non-accruing loan expenses of $18,600 and $90,722, respectively, for 2020 versus 2019.  Please refer to the Non-interest Income and Non-interest Expense sections for more information on these and other changes.

Equity capital grew to $74.9 million, with a book value per share of $13.85 as of September 30, 2020, compared to equity capital of $68.9 million and a book value of $12.86 as of December 31, 2019.  On September 24, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.19 per common share, payable on November 1, 2020 to shareholders of record on October 15, 2020.

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

In Vermont, on March 24, 2020 the Governor issued a “Stay Home, Stay Safe” order and directed the closure of in-person operations for all non-essential businesses.  As an essential business, the Company remained open but put in place a number of mitigation strategies in order to reduce close contact among employees and customers.  Most of these mitigation strategies have been reversed, or relaxed, including:

•	branch lobbies have reopened, but customers are required to wear protective masks, and may still transact business through drive-up windows if they do not feel comfortable entering the branch lobbies;
•	customers are encouraged to use ATM and electronic banking as options to avoid close contact with others;
•	while the work-from-home protocol is still available for employees, all employees have returned to work;
•	all of the 14 retail staff that were previously placed on furlough have returned to their respective branch office;
•	employees are instructed to continue to practice social distancing when working in areas requiring multiple workers;
•	in-person meetings are being accomplished with use of video conferencing and conference calls; and
•	the Company’s annual meeting originally scheduled for May 12, 2020 took place on October 6, 2020 in a virtual meeting format.

Management has followed protocols from the Company’s Pandemic and Business Continuity Plan and guidance from State and Federal governments to ensure continued safe access to banking services while focusing on the health and safety of our employees and customers.  Members of the Company’s Pandemic Team meet weekly to address COVID-19 issues and developments.  Management has conducted a risk situation analysis in each business unit and stress tested areas most vulnerable to be impacted, such as liquidity and asset quality.

Although the longer term impacts of the COVID-19 pandemic are expected to be adverse, in the short term the pandemic has had a net positive impact on the Company’s consolidated financial results for the three months and nine months ended September 30, 2020.  The Federal Reserve’s reaction to lower rates resulted in lower interest expense and the market reaction lowering long term rates fueled refinancing and home purchases providing strong fee income for the Company. The fees from the origination of PPP loans also provided unanticipated fee income.  The extent to which the pandemic impacts our business, operations and financial results in the future will depend on numerous factors that we may not be able to accurately predict, although adverse impacts are likely in future periods.  The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

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

The CARES Act included an original allocation of $349 billion for loans to be issued by financial institutions through the SBA, under the PPP, and then Congress approved an additional PPP funding of $321 billion, with a final expiration date of August 8, 2020.  These loans will be forgiven to the extent that the funds are used for payroll costs, interest on mortgages, rent, or utilities as long as at least 60% of the forgiven amount was used for payroll.  Borrowers can apply for forgiveness after a specified covered period.  PPP loan forgiveness applications are processed by the lender, with forgiveness requests for loans in excess of $2.0 million reviewed by the SBA.  Neither the government nor lenders are permitted to charge the recipients any fees.  PPP loans carry a fixed rate of 1.00% and a term of two years, if closed prior to June 5, 2020 and five years for loans closed after June 5, 2020, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan and the loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan.  As of September 30, 2020, the Company had originated 869 PPP loans totaling $100.3 million, and expects to earn approximately $3.6 million in related fees over the life of the related loans.  As of September 30, 2020, the Company had reviewed and submitted 31 loans with total balances of $8.5 million to the SBA for forgiveness consideration.  Participation in the PPP will likely have a significant impact on our asset mix and net interest margin for the remainder of 2020.

We maintain access to multiple sources of liquidity, including access to the newly-created PPPLF of the FRB, which was established by the FRB to facilitate funding of PPP lending activity by banks and other eligible lenders.  Under the PPPLF lenders may pledge pools of PPP loans having the same maturity date, with the maturity date of the lender’s advance matching the maturity date of the pool.  There are no fees for PPPLF advances, which bear an annual rate of 35 bps.  As of September 30, 2020, the Company had no PPPLF advances.  Use of the PPPLF will depend on liquidity needs should the Company experience a decline in deposit balances or other funding sources.

As of September 30, 2020, all of the Company’s capital ratios, and those of our subsidiary Bank, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an economic downturn from a second wave of the COVID-19 pandemic, should one occur, our equity capital and regulatory capital ratios could be adversely impacted by credit losses and other adverse impacts of the pandemic.

On April 17, Vermont Governor Phil Scott outlined an approach for the phased restart of Vermont’s economy, emphasizing the state’s modeling of COVID-19 cases indicated initial steps could be taken while the “stay home, stay safe” order remains in effect.  On April 24, with modeling continuing to indicate a significant slowing of the spread of the virus, the Governor’s administration outlined some additional openings as an effort to put Vermonters back to work. These phased steps to reopen the economy came with a full list of work-place health and safety requirements for all business and specifications for each newly opened operation.

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

The easing of restrictions on re-opening of retail operations continued in June and July followed by an executive order on July 24 requiring mandatory facial coverings in public spaces where it is not possible to maintain a physical distance of at least six feet with others outside of their household.

On July 31, Governor Scott signed a directive setting September 8, 2020 as the universal reopening date for Vermont schools.  The Governor continues to extend the COVID-19 State of Emergency, most recently on October 15, it was extended to November 15, 2020.

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

These policies are described in the Company’s 2019 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements.  As described in Note 6 to the September 30, 2020 unaudited consolidated financial statements, during the third quarter of 2020 the Company added consideration of qualitative factors for municipal loans and certain purchased commercial loans to its ALL methodology.  There were no other material changes during the first nine months of 2020 in the Company’s critical accounting policies.

RESULTS OF OPERATIONS

Net income for the third quarter of 2020 was $2,880,443, or $0.54 per common share, compared to $2,261,943, or $0.43 per common share, for the same quarter of 2019.  Net income for the first nine months of 2020 was $7,583,992 or $1.43 per common share, compared to $6,453,146 or $1.23 per common share for 2019.  Core earnings (NII) for the third quarter of 2020 increased $638,665, or 10.0%, compared to the same quarter in 2019, and $1,043,659, or 5.4% for the first nine months of 2020 compared to the same period in 2019.  Interest income was supported with fees generated from administering the PPP loans. Of the $3.6 million that the Company received in fee income from SBA, a total of $435,505 was recognized in the third quarter and $1 million has been recognized year to date.  These fees have offset a decrease in interest income due to the repricing of loans, new loans being booked at lower market rates and PPP loans being booked at a mandated 1% annual interest rate.  Interest paid on deposits, which is the major component of total interest expense, decreased $379,398, or 30.2%, for the third quarter of 2020 compared to the same quarter of 2019, and $665,873, or 17.4% for the first nine months of 2020, reflecting the decreases in short-term rates initiated by the FRB in March in response to the pandemic.

The following tables summarize certain balance sheet data and the earnings performance of the Company for the periods presented.

	September 30,	December 31,
	2020	2019
Balance Sheet Data
Net loans	$729,206,626	$601,424,861
Total assets	868,853,092	737,955,319
Total deposits	743,019,054	615,021,368
Borrowed funds	2,800,000	2,650,000
Junior subordinated debentures	12,887,000	12,887,000
Total liabilities	793,922,787	669,060,640
Total shareholders' equity	74,930,305	68,894,679

Book value per common share outstanding	$13.85	$12.86

	Nine Months Ended September 30,
	2020	2019
Operating Data
Total interest income	$24,050,460	$23,867,245
Total interest expense	3,734,083	4,594,527
Net interest income	20,316,377	19,272,718

Provision for loan losses	1,046,501	766,668
Net interest income after provision for loan losses	19,269,876	18,506,050

Non-interest income	5,057,104	4,350,170
Non-interest expense	15,185,390	15,098,700
Income before income taxes	9,141,590	7,757,520
Applicable income tax expense(1)	1,557,598	1,304,374

Net Income	$7,583,992	$6,453,146

Per Common Share Data
Earnings per common share (2)	$1.43	$1.23
Dividends declared per common share	$0.57	$0.57
Weighted average number of common shares outstanding	5,264,802	5,196,630
Number of common shares outstanding, period end	5,300,211	5,222,708

(1)	Applicable income tax expense assumes a 21% tax rate for both periods.
(2)	Computed based on the weighted average number of common shares outstanding during the periods presented.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following tables show these ratios annualized for the comparison periods presented.

	Three Months Ended September 30,
	2020	2019
Return on average assets	1.36%	1.28%
Return on average equity	15.54%	13.50%

	Nine Months Ended September 30,
	2020	2019
Return on average assets	1.27%	1.23%
Return on average equity	14.16%	13.36%

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

The Company’s tax-exempt interest income of $319,697 and $352,477 for the three months ended September 30, 2020 and 2019, respectively, and $1.1 million and $1.2 million, for the nine months ended September 30, 2020 and 2019, respectively, was derived from loans to local municipalities of $52.3 million and $51.9 million at September 30, 2020 and 2019, respectively.

The following tables show the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

	Three Months Ended September 30,
	2020	2019

Net interest income as presented	$7,036,086	$6,397,421
Effect of tax-exempt income	84,982	93,696
Net interest income, tax equivalent	$7,121,068	$6,491,117

	Nine Months Ended September 30,
	2020	2019

Net interest income as presented	$20,316,377	$19,272,718
Effect of tax-exempt income	295,535	259,359
Net interest income, tax equivalent	$20,611,912	$19,532,077

As a result of the adverse economic impacts and uncertainties from the COVID-19 pandemic, and from the FRB’s responsive monetary policies, the Company’s NII is likely to be adversely affected in future periods, although the duration and extent of such impacts cannot be predicted at this time.

The following tables present average interest-earning assets and average interest-bearing liabilities supporting earning assets.  Interest income (excluding interest on non-accrual loans) is expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended September 30,
	2020			2019
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$735,066,284	$7,827,896	4.24%	$592,727,371	$7,545,780	5.05%
Taxable investment securities	43,672,567	249,341	2.27%	44,951,993	302,063	2.67%
Sweep and interest-earning accounts	20,438,654	76,896	1.50%	19,760,186	128,006	2.57%
Other investments (2)	1,799,850	17,715	3.92%	1,764,415	24,301	5.46%
Total	$800,977,355	$8,171,848	4.06%	$659,203,965	$8,000,150	4.81%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$200,631,995	$202,292	0.40%	$147,946,190	$322,573	0.87%
Money market accounts	106,073,212	215,488	0.81%	95,873,245	375,966	1.56%
Savings deposits	116,873,519	35,782	0.12%	97,642,149	40,456	0.16%
Time deposits	113,353,872	423,904	1.49%	121,880,627	517,869	1.69%
Borrowed funds	3,663,261	598	0.06%	1,725,772	2,436	0.56%
Repurchase agreements	30,519,702	67,327	0.88%	33,142,782	74,510	0.89%
Finance lease obligations	59,386	1,208	8.14%	185,024	3,868	8.36%
Junior subordinated debentures	12,887,000	104,181	3.22%	12,887,000	171,355	5.28%
Total	$584,061,947	$1,050,780	0.72%	$511,282,789	$1,509,033	1.17%

Net interest income		$7,121,068			$6,491,117
Net interest spread (3)			3.34%			3.64%
Net interest margin (4)			3.54%			3.91%

1)	Included in gross loans are non-accrual loans with average balances of $4,677,752 and $5,550,793 for the three months ended September 30, 2020 and 2019, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $56,337,312 and $48,357,864 for the three months ended September 30, 2020 and 2019, respectively.

2)	Included in other investments is the Company’s FHLBB Stock with average balances of $734,700 and $699,265 for the three months ended September 30, 2020 and 2019, respectively, and a dividend rate of approximately 4.12% and 6.04%, respectively, per quarter.

3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

4)	Net interest margin is net interest income divided by average earning assets.

	Nine Months Ended September 30,
	2020			2019
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$685,896,774	$23,246,807	4.53%	$585,983,458	$22,751,262	5.19%
Taxable investment securities	43,424,844	787,275	2.42%	42,793,295	820,197	2.56%
Sweep and interest-earning accounts	19,402,112	248,373	1.71%	25,353,770	478,097	2.52%
Other investments (2)	1,847,509	63,540	4.59%	1,782,682	77,048	5.78%
Total	$750,571,239	$24,345,995	4.33%	$655,913,205	$24,126,604	4.92%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$193,808,568	$840,073	0.58%	$153,712,761	$1,101,758	0.96%
Money market accounts	103,218,864	873,627	1.13%	94,675,544	1,096,750	1.55%
Savings deposits	108,583,068	112,628	0.14%	95,874,410	121,279	0.17%
Time deposits	111,607,801	1,327,883	1.59%	123,255,984	1,500,297	1.63%
Borrowed funds	5,645,077	13,853	0.33%	1,946,934	7,828	0.54%
Repurchase agreements	28,582,148	185,868	0.87%	32,871,384	220,411	0.90%
Finance lease obligations	74,656	4,482	8.00%	215,758	13,482	8.33%
Junior subordinated debentures	12,887,000	375,669	3.89%	12,887,000	532,722	5.53%
Total	$564,407,182	$3,734,083	0.88%	$515,439,775	$4,594,527	1.19%

Net interest income		$20,611,912			$19,532,077
Net interest spread (3)			3.45%			3.73%
Net interest margin (4)			3.67%			3.98%

1)	Included in gross loans are non-accrual loans with average balances of $4,706,338 and $5,195,637 for the first nine months ended September 30, 2020 and 2019, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale and includes tax-exempt loans to local municipalities with average balances of $58,086,317 and $46,562,200 for the first nine months ended September 30, 2020 and 2019, respectively.

2)	Included in other investments is the Company’s FHLBB Stock with average balances of $782,359 and $717,532, respectively, and a dividend rate of approximately 4.37% and 6.25%, respectively, for the nine month periods ended September 30, 2020 and 2019, respectively.

3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three- and nine-month periods ended September 30, 2020 increased 21.5% and 14.4%, respectively, compared to the same periods last year, while the average yield on interest-earning assets decreased 75 bps and 59 bps, respectively.  The decrease in the average yield in most categories reflects the decrease in the federal funds rate during the first nine months of 2020, as well as the average volume of low-yielding PPP loans totaling $99.9 million and $58.9 million for the three- and nine-month periods, respectively.  The average yield on these loans is approximately 1.0%, thereby contributing to the decrease in yield on the loan portfolio as well as on total earning assets.

The average volume of loans increased over the three- and nine-month comparison periods of 2020 versus 2019 by 24.0% and 17.1%, respectively, while the average yield on loans decreased 81 bps and 66 bps, respectively.  Loans accounted for 91.8% and 91.4%, respectively, of the average interest-earning asset portfolio for the three- and nine- month periods ended September 30, 2020 compared to 90.0% and 89.3%, respectively, for the same periods last year.  Interest earned on the loan portfolio as a percentage of total interest income increased to 95.6% and 95.5%, respectively, for the three- and nine-month periods of 2020 compared to 94.3% for both periods in 2019.

The average volume of the taxable investment portfolio (classified as AFS) decreased 2.9% during the three-month period ended September 30, 2020, while increasing 1.5% during the nine-month period ended September 30, 2020, compared to the same periods last year, and the average yield decreased 40 bps and 14 bps, respectively.  Exercised calls of $7.5 million, along with sales, maturities and principal payments totaling $6.9 million, during the first nine months of 2020, were offset with purchases totaling approximately $12.7 million, accounting for the insignificant changes in average volume of the taxable investment portfolio between the comparison periods.

The average volume of sweep and interest-earning accounts, which consists primarily of interest-bearing accounts at the FRBB and two correspondent banks, increased 3.4% and decreased 23.5%, respectively during the three- and nine-month periods ended September 30, 2020, compared to the same periods last year, and the average yield on these funds decreased 107 bps and 81 bps, respectively. This decrease in average volume from December 31, 2019 is attributable to the need to fund loan growth during the first nine months of 2020.

The average volume of interest-bearing liabilities for the three- and nine-month periods ended September 30, 2020 increased 14.1% and 9.5%, respectively, compared to the same periods last year, while the average rate paid on interest-bearing liabilities decreased 45 bps and 31 bps, respectively, reflecting the decrease in the federal funds rate beginning in March 2020.  The deposit of PPP loan proceeds was a contributing factor to these increases.

The average volume of interest-bearing transaction accounts increased 35.6% and 26.1%, respectively, during the three- and nine-month periods ended September 30, 2020 compared to the same periods last year, while the average rate paid on these accounts decreased 47 bps and 38 bps, respectively.  Contributing factors to the increase in average volume were increases of $20.5 million or 101.7% and $15.8 million, or 61.4%, respectively, in the average volume of ICS DDAs, $21.4 million or 30.6% and $13.3 million, or 19.6%, respectively, in the average volume of other interest-bearing DDAs, as well as a higher average deposit balance of the Company’s affiliate, CFSG, during the three- and nine-month periods ended September 30, 2020.  Interest-bearing transaction accounts comprised 34.4% and 34.3%, respectively, of the interest-bearing liabilities for the three- and nine-month periods as of September 30, 2020 compared to 28.9% and 29.8%, respectively, for the same periods last year.

The average volume of money market accounts increased 10.6% and 9.0%, respectively, during the three- and nine-month periods ended September 30, 2020 compared to the same periods in 2019, while the average rate paid decreased 75 bps and 42 bps, respectively.

The average volume of savings accounts increased 19.7% and 13.3% for the three- and nine-month periods ended September 30, 2020 versus the same period in 2019, while the average rate paid decreased four bps and three bps, respectively.

The average volume of time deposits decreased 7.0% and 9.5%, respectively, during the three- and nine-month periods ended September 30, 2020, compared to the same periods last year, and the average rate paid on these accounts decreased 20 bps and four bps, respectively, between periods.  The decrease in the average volume of time deposits between periods reflects the maturity of brokered deposits during the first month of 2020 that were only partially replaced during the third quarter.  Time deposits represented 19.4% and 19.8%, respectively, of average interest-bearing liabilities for the three- and nine-month periods ended September 30, 2020, compared to 23.8% and 23.9%, respectively, for the same periods last year.  Interest paid on time deposits represented 40.3% and 35.6%, respectively, of total interest expense for the three- and nine-month periods ended September 30, 2020, compared to 34.3% and 32.7%, respectively for the same periods in 2019.  The average volume of retail time deposits increased 12.5% for the three-month period from $91.6 million at September 30, 2019 to $103.0 million at September 30, 2020, and 11.6% for the nine-month comparison periods from $91.3 million to $101.9 million, respectively.  Wholesale time deposits decreased 65.9% from an average volume of $30.3 million to $10.3 million for the three-month periods ended September 30, 2020 and 2019, respectively, and 69.6% for the nine-month period from an average volume of $32.0 million at September 30, 2019 to $9.7 million at September 30, 2020.  Refer to the “Liquidity and Capital Resources” section for more discussion on these changes.

The average volume of borrowed funds increased $1.9 million and $3.7 million, respectively, between the three- and nine-month comparison periods of 2020 and 2019, while the average rate paid on these borrowings decreased 50 bps and 21 bps, respectively, between periods.  The average balances are reflective of short-term borrowing needs earlier in the year.  Current balances at September 30, 2020 consist of only JNE funds at zero percent interest.

The average volume of repurchase agreements decreased 7.9% and 13.1%, respectively, for the three- and nine-month comparison periods of 2020 versus 2019, and the average rate paid decreased one bp and three bps, respectively.

In summary, between the three- and nine-month periods ended September 30, 2020 and 2019, the average yield on interest-earning assets decreased 75 bps and 59 bps, respectively, and the average rate paid on interest-bearing liabilities decreased 45 bps and 31 bps, respectively.  Net interest spread decreased 30 bps for the third quarter of 2020 versus 2019 and 28 bps between the nine-month comparison periods of 2020 versus 2019.  Net interest margin decreased 37 bps for the third quarter of 2020 versus 2019 and 31 bps for the nine-month comparison periods of 2020 and 2019.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$(1,529,683)	$1,811,799	$282,116	$(3,382,926)	$3,878,471	$495,545
Taxable investment securities	(45,422)	(7,300)	(52,722)	(45,015)	12,093	(32,922)
Sweep and interest-earning accounts	(55,505)	4,395	(51,110)	(153,533)	(76,191)	(229,724)
Other investments	(7,074)	488	(6,586)	(16,311)	2,803	(13,508)
Total	$(1,637,684)	$1,809,382	$171,698	$(3,597,785)	$3,817,176	$219,391

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$(235,814)	$115,533	$(120,281)	$(549,584)	$287,899	$(261,685)
Money market accounts	(200,585)	40,107	(160,478)	(322,167)	99,044	(223,123)
Savings deposits	(12,430)	7,756	(4,674)	(24,810)	16,159	(8,651)
Time deposits	(62,029)	(31,936)	(93,965)	(33,762)	(138,652)	(172,414)
Borrowed funds	(4,574)	2,735	(1,839)	(8,911)	14,936	6,025
Repurchase agreements	(1,380)	(5,802)	(7,182)	(6,607)	(27,936)	(34,543)
Finance lease obligations	(89)	(2,571)	(2,660)	(549)	(8,451)	(9,000)
Junior subordinated debentures	(67,174)	0	(67,174)	(157,053)	0	(157,053)
Total	$(584,075)	$125,822	$(458,253)	$(1,103,443)	$242,999	$(860,444)

Changes in net interest income	$(1,053,609)	$1,683,560	$629,951	$(2,494,342)	$3,574,177	$1,079,835

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	Income	Percent	2020	2019	Income	Percent

Service fees	$794,381	$867,688	$(73,307)	-8.45%	$2,322,112	$2,478,711	$(156,599)	-6.32%
Income from sold loans	601,825	203,175	398,650	196.21%	1,138,579	434,951	703,628	161.77%
Other income from loans	281,959	235,883	46,076	19.53%	803,555	598,136	205,419	34.34%
Net realized gain on sale of securities AFS	0	331	(331)	-100.00%	39,086	331	38,755	11708.46%
Other income
Income from CFS Partners	151,796	148,826	2,970	2.00%	462,963	482,185	(19,222)	-3.99%
Exchange income	13,500	15,700	(2,200)	-14.01%	13,500	41,800	(28,300)	-67.70%
VISA card commission	18,662	23,099	(4,437)	-19.21%	55,986	69,297	(13,311)	-19.21%
Other miscellaneous income	79,172	102,630	(23,458)	-22.86%	221,323	244,759	(23,436)	-9.58%
Total non-interest income	$1,941,295	$1,597,332	$343,963	21.53%	$5,057,104	$4,350,170	$706,934	16.25%

Total non-interest income increased $343,963, or 21.5%, for the third quarter of 2020 and $706,934, or 16.3% for the first nine months of 2020 compared to the same periods in 2019, with significant changes noted in the following:

•	A decrease in overdraft fees, which is attributable to the increases in consumer and commercial deposit account balances as a result of the federal government’s COVID-19 stimulus response package, is a primary reason for the decrease in service fees during both comparison periods.

•	The increase in income from sold loans in both comparison periods is due to an increase in residential mortgage lending activity which was spurred primarily by the drop in interest rates due to the action of the FRB earlier this year in response to the pandemic, resulting in a higher volume of loans being sold into the secondary market.

•	An uptick of commercial and residential loan volume, resulted in an increase in documentation fees collected at origination accounting for the increase in other income from loans in both comparison periods.

•	The Company sold a MBS from its investment portfolio during the second quarter of 2020, but there were no sales from the investment portfolio during the third quarter of 2020 and only one sale during the third quarter in 2019, accounting for the changes in the respective periods.

•	CFS Partners has a small portion of its equity capital invested in the stock market. It was necessary to mark-to-market the portfolio to reflect the stock market decline during the first quarter at the outset of the COVID-19 pandemic, resulting in a $106,000 mark down and accounting for the decrease year over year in Income from CFS Partners. The stock market rebounded somewhat favorably during the third quarter accounting for the modest increase quarter over quarter.

•	Due in part to COVID-19 mandated shutdowns, the US/Canadian border is shut down to all non-essential travel, creating less demand for an exchange of Canadian cash, and accounting for the decrease in exchange income.

•	The Company entered into a VISA principal vendor agreement during 2019, resulting in higher first-year contractual incentive payments for 2019, accounting for the decrease in VISA card commission income in both 2020 comparison periods.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	Expense	Percent	2020	2019	Expense	Percent

Salaries and wages	$1,958,754	$1,817,931	$140,823	7.75%	$5,773,491	$5,453,791	$319,700	5.86%
Employee benefits	791,172	785,187	5,985	0.76%	2,324,055	2,367,866	(43,811)	-1.85%
Occupancy expenses, net	601,093	606,629	(5,536)	-0.91%	1,921,597	1,939,742	(18,145)	-0.94%
Other expenses
Service contracts - administrative	124,323	137,248	(12,925)	-9.42%	379,256	411,934	(32,678)	-7.93%
Telephone expense	22,857	68,478	(45,621)	-66.62%	154,322	196,851	(42,529)	-21.60%
Marketing expense	112,500	99,000	13,500	13.64%	337,500	376,002	(38,502)	-10.24%
Audit fees	109,506	98,625	10,881	11.03%	306,667	301,358	5,309	1.76%
Consultant services	57,552	43,071	14,481	33.62%	171,892	183,831	(11,939)	-6.49%
FDIC insurance	94,409	(65,806)	160,215	-243.47%	214,541	64,079	150,462	234.81%
Collection & non-accruing loan expense	18,342	36,942	(18,600)	-50.35%	55,990	146,712	(90,722)	-61.84%
Expense on OREO	(38,610)	3,562	(42,172)	-1183.94%	(37,382)	111,387	(148,769)	-133.56%
Overdraft Privilege Program Expense	0	5,172	(5,172)	-100.00%	0	46,302	(46,302)	-100.00%
Other miscellaneous expenses	1,252,819	1,227,677	25,142	2.05%	3,583,461	3,498,845	84,616	2.42%
Total non-interest expense	$5,104,717	$4,863,716	$241,001	4.96%	$15,185,390	$15,098,700	$86,690	0.57%

Total non-interest expense increased $241,001, or 5.0%, for the third quarter of 2020 and $86,690, or 0.6% for the first nine months of 2020 compared to the same period in 2019 with significant changes noted in the following:

•	Salaries and wages increased in both periods primarily due to normal salary increases and a bonus totaling $156,000 paid to those employees who worked through the shutdown.

•	The decrease in employee benefits year over year was attributable to lower claims during the COVID-19 mandated shutdown.

•	Increased costs in 2019 to support information technology and branch infrastructure account for the decrease in service contracts – administrative in both comparison periods of 2020. More projects are scheduled for 2020, but have not been finalized.

•	Telephone expense decreased as a result of a renegotiated contract with the Company’s main connectivity vendor that was effective mid-year 2020.

•	Marketing activity picked up during the third quarter of 2020, while still under for the year, accounting for the variance in both comparison periods.

•	Information technology projects are starting to be scheduled during the second half of 2020 accounting for the increase in Consultant services between quarters and the decrease year over year.

•	FDIC insurance increased in both comparison periods mostly due to the Small Bank deposit-insurance assessment credits issued by the FDIC in the amount of $164,000 in 2019 while no credits were issued in 2020.

•	Collection & non-accruing loan expense decreased in both comparison periods of 2020, due in part to the recovery of collection expenses from the resolution of secondary market foreclosures earlier in the year. Collection expenses were also lower due to the impact of a legislative moratorium on ejectment and foreclosure actions during the COVID-19 emergency.

•	Expenses were recouped on an OREO property that was sold during the third quarter of 2020 and no write-downs have been recorded in 2020, accounting for the decrease in both comparison periods.

•	The decrease in overdraft privilege program expense was due to the end of a contract obligation at year-end 2019.

APPLICABLE INCOME TAXES

The provision for income taxes increased in both comparison periods with an increase of $173,127, or 37.9%, to $629,722 for the third quarter of 2020 compared to $456,595 for the same period in 2019, and $253,224, or 19.4%, to $1.6 million for the first nine months of 2020 compared to $1.3 million for the same period in 2019.  These increases are due primarily to an increase in income before income taxes totaling $791,627 for the third quarter of 2020 versus 2019 and $1.4 million for the first nine months of 2020 versus 2019.  Tax credits related to limited partnership investments amounted to $108,492 and $103,776, respectively, for the third quarters of 2020 and 2019, and $325,476 and $311,328, respectively, for the first nine months of 2020 and 2019.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $84,171 and $78,027, respectively, for the third quarters of 2020 and 2019, and $252,513 and $234,081, respectively for the first nine months of 2020 and 2019.  These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 7% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the balance sheet dates:

	September 30, 2020		December 31, 2019
Assets
Loans	$738,247,772	84.97%	$606,988,937	82.25%
AFS Securities	45,187,971	5.20%	45,966,750	6.23%

Liabilities
Demand deposits	183,583,813	21.13%	125,089,403	16.95%
Interest-bearing transaction accounts	217,659,947	25.05%	185,102,333	25.08%
Money market accounts	106,051,718	12.21%	91,463,661	12.39%
Savings deposits	119,973,153	13.81%	97,167,652	13.17%
Time deposits	115,750,423	13.32%	116,198,319	15.75%
Long-term advances	2,800,000	0.32%	2,650,000	0.36%

The following table reflects the changes in the composition of the Company's major categories of assets and liabilities disclosed in the table above:

	Change in Volume	Percentage Change
Assets
Loans	$131,258,835	21.62%
AFS Securities	(778,779)	-1.69%

Liabilities
Demand deposits	58,494,410	46.76%
Interest-bearing transaction accounts	32,557,614	17.59%
Money market accounts	14,588,057	15.95%
Savings deposits	22,805,501	23.47%
Time deposits	(447,896)	-0.39%
Long-term advances	150,000	5.66%

Contributing to loan growth during 2020 were increases in commercial loans of 99.8%, CRE loans of 13.9%, and 1st lien residential mortgage loans of 4.2%.  The primary reason for the significant increase in commercial loans was the $100.3 million of PPP loans that were booked during the second and third quarters of 2020.  These loans carry a 100% guarantee through SBA, so the Company does not anticipate any loss on this portfolio.  Also included in the commercial loan growth were originations of $3.4 million in commercial loans purchased through BHG.  The Company began purchasing loans through this program during the third quarter of 2019.  This portfolio will serve to support asset growth and provide geographic diversification, and with average duration expected to be slightly longer than the Company’s loan portfolio average, it is expected to reduce exposure to falling rates in the near term.  The Company has established conservative credit parameters and expects a low risk of default in this portfolio.  The decrease in the Company’s municipal portfolio was due to seasonal maturities of $28.3 million at June 30, 2020 and new municipal loans acquired through a bidding process totaling approximately $24.5 million that were booked in July, 2020.

As assets have grown, management has sought to increase the securities AFS portfolio in order to maintain its size proportional to the overall asset base, as this portfolio serves an important role in the Company’s liquidity position.  As mentioned earlier in this discussion, during the first nine months of 2020, sales, maturities and calls exercised, as well as principal payments in the MBS portfolio, all within the AFS portfolio, were partially offset by purchases within the same portfolio, resulting in most of the decrease in the AFS portfolio between periods noted in the tables above.

Most of the fluctuation in demand deposits is due to a year to date increase in business checking accounts of $50.2 million, or 57.1%, which the Company believes is a result of the distribution of funds generated through the PPP loans.  The overall increase in interest-bearing transaction accounts reflects increases of $29.2 million, or 42.6% in consumer interest-bearing transaction accounts, $6.2 million, or 81.2% in ATS accounts, and $1.5 million, or 3.8% in ICS accounts.  These increases were partially offset by a decrease of $6.8 million, or 18.7%, in the Government Agency deposit accounts.  The increase of $14.6 million, or 50.5%, in consumer and business money market accounts year to date was offset, in part by a decrease in municipal deposits of $9.0 million, or 46.8%.  The decrease in time deposits was primarily driven by a decrease in wholesale time deposits of $7.1 million, or 39.8%, which was offset in part by a $6.7 million, or 6.8%, increase in retail time deposits.  There were outstanding long-term advances from the FHLBB of $2.8 million and $2.7 million as of September 30, 2020 and December 31, 2019, respectively.  See “Liquidity and Capital Resources” section for additional information on these advances.

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

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning September 30, 2020:

Rate Change	Percent Change in NII

Down 100 bps	0.5%
Up 200 bps	3.5%

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

As of September 30, 2020, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear a quarterly floating rate of interest equal to the 3-month London Interbank Offered Rate (LIBOR), plus 2.85%.  During 2017, the financial authorities in the United Kingdom that administer LIBOR announced that LIBOR will be phased out by the end of 2021.  In May 2020, they announced that certain interim measures related to the LIBOR phase out may be delayed due to the COVID-19 pandemic, but that the ultimate goal of LIBOR phase out by the end of 2021 remains unchanged.  The Company has reviewed the pertinent language in the Indenture governing the Debentures and believes that the Debenture Trustee has sufficient authority under the Indenture to establish a substitute interest rate benchmark without the need to amend the Indenture.  However, the Debenture Trustee has not yet informed the Company as to how it intends to proceed.  Aside from the Debentures, the Company does not have any other exposures to the phase out of LIBOR.  The Company has not generally utilized LIBOR as an interest rate benchmark for its variable rate commercial, residential or other loans and does not utilize derivatives or other financial instruments tied to LIBOR for hedging or investment purposes.  Accordingly, management expects that the Company’s exposure to the phase out of LIBOR will be limited to the effect on the interest rate paid on its Debentures.

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

Residential mortgages represented 27.6% of the Company’s loan balances as of September 30, 2020, a level that has been on a gradual decline in recent years, consistent with the Company’s strategic shift to commercial lending.  The Company maintains a mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates.  Residential mortgages with loan-to-values exceeding 80% are generally covered by PMI.  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  Junior lien home equity products make up 19.0% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

Consistent with the strategic focus on commercial lending, the commercial & industrial and CRE loan portfolios have seen solid growth over recent years.  Commercial & industrial and CRE loans together comprised 71.9% of the Company’s loan portfolio at September 30, 2020, compared to 66.1% at December 31, 2019.  This increase over year-end levels includes $100.3 million in SBA PPP loans at September 30, 2020.

Growth in the CRE portfolio in recent years has enhanced the geographic diversification of the loan portfolio as it has been principally driven by new loan volume in Chittenden County and northern Windsor County around the White River Junction, Vermont I91-I93 interchange area. Credits in the Chittenden County market are being managed by two commercial lenders out of the Company’s Burlington loan production office who know the area well, while Windsor County is being served through a loan production office in Lebanon, New Hampshire by a commercial lender from the St. Johnsbury office with previous lending experience serving the greater White River Junction-Lebanon area. Larger transactions continue to be centrally underwritten and monitored through the Company’s commercial credit department. The types of transactions driving the growth in the CRE portfolio have been a mix of construction, land and development, multifamily, and other non-owner occupied CRE properties including hotels, retail, office, and industrial properties. The largest components of the $280.5 million CRE portfolio at September 30, 2020 were approximately $100.8 million in owner-occupied CRE and $90.2 million in non-owner occupied CRE.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	September 30, 2020		December 31, 2019

Commercial & industrial	$197,637,213	26.77%	$98,930,831	16.30%
Commercial real estate	280,495,907	37.99%	246,282,726	40.57%
Municipal	52,332,802	7.09%	55,817,206	9.20%
Residential real estate - 1st lien	165,004,745	22.35%	158,337,296	26.09%
Residential real estate - Jr lien	38,603,996	5.23%	43,230,873	7.12%
Consumer	4,173,109	0.57%	4,390,005	0.72%
Total loans	738,247,772	100.00%	606,988,937	100.00%
Deduct (add):
ALL	6,788,108		5,926,491
Deferred net loan fees (costs)	2,253,038		(362,415)
Net loans	$729,206,626		$601,424,861

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD.  At September 30, 2020, the Company had $129.5 million in guaranteed loans with guaranteed balances of $122.2 million, compared to $28.4 million in guaranteed loans with guaranteed balances of $21.1 million at December 31, 2019, an increase of $101.1 million in guaranteed loans and $98.9 million in guaranteed balances.  These increases are attributable to the SBA guarantees on loan originated through PPP loan program discussed throughout this quarterly report.  At September 30, 2020, the Company had booked $100.3 million in PPP loans, all of which carry a 100% guarantee through the SBA.

At September 30, 2020, loan balances in the retail, restaurant and bars, hotels and lodging, and breweries totaled $29.4 million, $5.4 million, $31.4 million, and $17.4 million, respectively.  These segments of the economy have been particularly impacted by the COVID-19 business shutdowns and re-opening restrictions. While the Company has performed additional stress testing and oversight of these loan portfolios, the credit quality may deteriorate in future periods should COVID-19 business restrictions persist.

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

The Company’s non-performing assets decreased $618,696 or 10.2%, during the first nine months of 2020. Increases in residential mortgage loan delinquencies, both in the 90 days or more past due, and the non-accrual portfolio were more than offset by a decrease in the OREO portfolio.  There were claims receivable on related government guaranteed loans at September 30, 2020 totaling $39,889 compared to $38,377 at December 31, 2019.  Non-performing loans as of September 30, 2020 carried RD and SBA guarantees totaling $310,740, compared to $359,654 at December 31, 2019.

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

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	September 30, 2020		December 31, 2019
Loans past due 90 days or more
and still accruing (1)
Commercial & industrial	$8,559	0.16%	$0	0.00%
Residential real estate - 1st lien	741,610	13.67%	530,046	8.77%
Residential real estate - Jr lien	74,900	1.38%	112,386	1.86%
Total	825,069	15.21%	642,432	10.63%

Non-accrual loans (1)
Commercial & industrial	402,287	7.42%	480,083	7.95%
Commercial real estate	1,735,572	31.99%	1,600,827	26.49%
Residential real estate - 1st lien	2,243,632	41.36%	2,112,267	34.95%
Residential real estate - Jr lien	217,844	4.02%	240,753	3.98%
Total	4,599,335	84.79%	4,433,930	73.37%

OREO	0	0.00%	966,738	16.00%

Total Non-Performing Assets	$5,424,404	100.00%	$6,043,100	100.00%

1)

No CRE loans, municipal loans or consumer loans were past due 90 days or more and accruing, and no municipal loans or consumer loans were in non-accrual status as of the consolidated balance sheet dates presented. In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due.

The Company’s OREO portfolio consisted of no properties at September 30, 2020 compared to three commercial properties and one residential property at December 31, 2019. The Company took control of the commercial properties held at December 31, 2019, rather than obtaining them through the normal foreclosure process.  All of these properties were sold during the first nine months of 2020.

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

The non-performing assets in the table above include the following TDRs that were past due 90 days or more or in non-accrual status as of the dates presented:

	September 30, 2020		December 31, 2019
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial & industrial	6	$297,546	6	$331,767
Commercial real estate	4	729,396	4	772,894
Residential real estate - 1st lien	17	1,879,039	14	1,468,415
Residential real estate - Jr lien	1	50,095	1	55,011
Total	28	$2,956,076	25	$2,628,085

The remaining TDRs were performing in accordance with their modified terms as of the dates presented and consisted of the following:

	September 30, 2020		December 31, 2019
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial real estate	2	$94,440	2	$106,913
Residential real estate - 1st lien	32	2,492,107	30	2,459,649
Residential real estate - Jr lien	1	5,080	1	6,101
Total	35	$2,591,627	33	$2,572,663

As of the balance sheet dates, the Company evaluates whether it is contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.  The Company is contractually committed to lend on one SBA guaranteed line of credit to a borrower whose lending relationship was previously restructured.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”, which was subsequently revised in April.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance explains that in consultation with the FASB staff the federal banking agencies have concluded that short-term modifications (e.g. six months or less) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and provides that COVID-19 related modifications made between March 1, 2020 until the earlier of December 31, 2020 or 60 days after the President declares an end to the COVID-19 national emergency on loans that were current as of December 31, 2019 will not require the loans to be treated as TDRs under GAAP.  Through September 30, 2020, the Company had applied this guidance and modified 435 individual loans with aggregate principal balances totaling $110.5 million.  More of these types of modifications are likely to be executed in the fourth quarter of 2020.  The majority of these modifications involved three-month extensions of interest-only periods.  The Company intends to continue to work with its borrowers impacted by the COVID-19 pandemic and to provide short-term debt relief where prudent and appropriate.

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

When establishing the ALL each quarter, the Company applies a combination of historical loss factors to loan segments, including residential first and junior lien mortgages, commercial real estate, commercial & industrial, and consumer loan portfolios, other than the municipal loans as there has never been a loss recorded in that loan segment.  The Company applies numerous qualitative factors to each segment of the loan portfolio.  Those factors include the levels of and trends in delinquencies and non-accrual loans, criticized and classified assets, volumes and terms of loans, and the impact of any loan policy changes.  Experience, ability and depth of lending personnel, levels of policy and documentation exceptions, national and local economic trends, the competitive environment, and concentrations of credit are also factors considered.  In the third quarter of 2020, the Company adjusted its ALL analysis to include application of qualitative factors to the municipal portfolio and certain purchased commercial loans, for which no historical loss data exist for either of those portfolios. (See Note 6 to the accompanying unaudited interim consolidated financial statements for the impact to the current year provision.)

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

The following table summarizes the Company's loan loss experience for the periods presented:

As of or for the Nine Months Ended September 30,	2020	2019

Loans outstanding, end of period	$738,247,772	$604,107,288
Average loans outstanding during period	$685,896,774	$585,983,458
Non-accruing loans, end of period	$4,599,335	$5,338,884
Non-accruing loans, net of government guarantees	$4,288,595	$4,983,484

ALL, beginning of period	$5,926,491	$5,602,541
Loans charged off:
Commercial & industrial	(34,565)	(10,368)
Commercial real estate	(2,200)	(116,186)
Municipal	0	0
Residential real estate - 1st lien	(134,196)	(242,244)
Residential real estate - Jr lien	(28,673)	(102,000)
Consumer	(50,458)	(70,959)
Total loans charged off	(250,092)	(541,757)
Recoveries:
Commercial & industrial	1,087	10,768
Commercial real estate	20,000	0
Municipal	0	0
Residential real estate - 1st lien	10,552	11,131
Residential real estate - Jr lien	5,280	1,486
Consumer	28,289	32,805
Total recoveries	65,208	56,190
Net loans charged off	(184,884)	(485,567)
Provision charged to income	1,046,501	766,668
ALL, end of period	$6,788,108	$5,883,642

Net charge offs to average loans outstanding	0.027%	0.083%
Provision charged to income as a percent of average loans	0.153%	0.131%
ALL to average loans outstanding	0.990%	1.004%
ALL to non-accruing loans	147.589%	110.204%
ALL to non-accruing loans net of government guarantees	158.283%	118.063%

The provision for loan losses increased $279,833, or 36.5%, for the first nine months of 2020 compared to the same period in 2019.  Increases to the provision were partially due to loan growth, other than PPP loans, which bear a 100% SBA guarantee, as well as adjustments to the qualitative factors used to estimate the allowance for loan losses, particularly factors related to the economic impact to borrowers from the COVID-19 pandemic. Further increases in the provision in future periods will be necessary if economic conditions and credit quality continue to deteriorate due to the impacts of the COVID-19 pandemic.

The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

The third quarter ALL analysis shows the reserve balance of $6.8 million at September 30, 2020 is appropriate in management’s view to cover losses that are probable and estimable as of the measurement date, with an unallocated reserve of $298,406 compared to $178,038 at December 31, 2019.  The reserve balance and unallocated amount continue to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite.  The portion of the ALL termed "unallocated" is established to absorb inherent losses that exist as of the measurement date although not specifically identified through management's process for estimating credit losses.  While the ALL is described as consisting of separate allocated portions, the entire ALL is available to support loan losses, regardless of category.  Unallocated reserves are considered by management to be appropriate in light of the unknown impact to borrowers due to COVID-19, the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and industrial and CRE loans and the risk associated with the relatively new, unseasoned loans in those portfolios.  The adequacy of the ALL is reviewed quarterly by the risk management committee of the Board and then presented to the full Board for approval.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first nine months of 2020, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits acquired through the CDARS program provide an alternative funding source when needed.  At September 30, 2020, the Company had no one-way CDARS outstanding, compared to $4.0 million at December 31, 2019.  In addition, two-way (that is, reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other participating FDIC-insured financial institutions.  At September 30, 2020 and December 31, 2019, the Company reported approximately $5.3 million and $6.8 million, respectively, in reciprocal CDARS deposits.  The balance in ICS reciprocal money market deposits was $21.0 million at September 30, 2020, compared to $22.6 million at December 31, 2019, and the balance in ICS reciprocal demand deposits as of those dates was $41.2 million and $39.7 million, respectively.

During the third quarter of 2018, the Company issued two blocks of DTC Brokered CDs totaling $20.0 million and $10 million with maturities in January, 2019 and August, 2019, respectively.  In January, 2019, the Company partially replaced the $20.0 million block with purchases of two blocks of DTC Brokered CDs totaling $15.0 million with maturities in July, 2019 and January, 2020.  The Company did not replace the blocks that matured in July and August, 2019, leaving a $6.2 million block maturing in January, 2020, outstanding as of December 31, 2019.  Upon maturity, this block was not replaced, however, during the July, 2020 the Company issued three blocks of DTC Brokered CDs totaling $1.3 million, $2.3 million, and $1.4 million with maturities in October, 2020, January, 2021 and April, 2021, respectively, for a total outstanding of $5.0 million at September 30, 2020.  Wholesale deposit funding through DTC is an important supplemental source of liquidity that has proven efficient, flexible and cost-effective when compared with other borrowing methods.

At September 30, 2020 and December 31, 2019, borrowing capacity of $89.9 million and $97.4 million, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits.  The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods.  Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $45.0 million and $56.9 million, respectively, at September 30, 2020 and December 31, 2019.  Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 25 bps.  The Company had no outstanding advances at September 30, 2020 or December 31, 2019.

On April 20, 2020, the Company became eligible to borrow through the FRB’s PPPLF under a lending arrangement with the FRBB to support its PPP lending activities.  Under the PPPLF, advances from the FRBB carry a fixed interest rate of 35 bps and must be secured by pledges of loans to small businesses guaranteed by the SBA. As of September 30, 2020, the Company had no PPPLF advances.

The following table reflects the Company’s outstanding FHLBB and FRBB advances against the respective lines as of the dates indicated:

	September 30,	December 31,
	2020	2019
Long-Term Advances(1)
FHLBB term advance, 0.00%, due January 07, 2021	$150,000	$0
FHLBB term advance, 0.00%, due February 26, 2021	350,000	350,000
FHLBB term advance, 0.00%, due November 22, 2021	1,000,000	1,000,000
FHLBB term advance, 0.00%, due September 22, 2023	200,000	200,000
FHLBB term advance, 0.00%, due November 12, 2025	300,000	300,000
FHLBB term advance, 0.00%, due November 13, 2028	800,000	800,000
	$2,800,000	$2,650,000

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

The Company has unsecured lines of credit with three correspondent banks with aggregate available borrowing capacity totaling $21.5 million as of the balance sheet dates presented in this quarterly report.  The Company had no outstanding advance against these credit lines as of September 30, 2020 and December 31, 2019.

Securities sold under agreements to repurchase provide another funding source for the Company.  At September 30, 2020 and December 31, 2019, the Company had outstanding repurchase agreement balances of $30.6 million and $33.2 million, respectively.  These repurchase agreements mature and are repriced daily.

The following table illustrates the changes in shareholders' equity from December 31, 2019 to September 30, 2020:

Balance at December 31, 2019 (book value $12.86 per common share)	$68,894,679
Net income	7,583,992
Issuance of stock through the DRIP	779,910
Dividends declared on common stock	(2,997,403)
Dividends declared on preferred stock	(42,188)
Change in AOCI on AFS securities, net of tax	711,315
Balance at September 30, 2020 (book value $13.85 per common share)	$74,930,305

The primary objective of the Company’s capital planning process is to balance appropriately the retention of capital to support operations and future growth, with the goal of providing shareholders an attractive return on their investment.  To that end, management monitors capital retention and dividend policies on an ongoing basis.

The Company’s equity capital at September 30, 2020 and December 31, 2019 reflects the redemption in 2019 at par of five shares of the Company’s Series A non-cumulative perpetual preferred stock on March 31, 2019, at an aggregate redemption price of $500,000, plus accrued dividends.  Partial redemptions of the Company’s preferred stock began in 2018, and are at the discretion of management and voted on by the Board. The Company chose to not redeem any additional preferred shares during the first nine months of 2020, but may consider further redemptions later this year or in future periods.

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

Pursuant to the CARES Act, the federal banking agencies adopted an interim rule temporarily lowering the CBLR benchmark to, in excess of 8%, rather than 9%, with a phased increase of the CBLR back to the 9% level by the end of 2021.  The Company and Bank continued to qualify to utilize the CBLR framework as of September 30, 2020, but have not elected to do so.

As of September 30, 2020, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy. While we believe that the Company has sufficient capital to withstand an extended economic downturn in the wake of the COVID-19 pandemic, our regulatory capital ratios could be adversely impacted by future credit losses and other operational impacts related to COVID-19.

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
	(Dollars in Thousands)
September 30, 2020
Common equity tier 1 capital
(to risk-weighted assets)
Company	$75,174	13.83%	$24,456	4.50%	$38,043	7.00%	N/A	N/A
Bank	$74,481	13.72%	$24,432	4.50%	$38,006	7.00%	$35,291	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$75,174	13.83%	$32,608	6.00%	$46,195	8.50%	N/A	N/A
Bank	$74,481	13.72%	$32,576	6.00%	$46,150	8.50%	$43,435	8.00%
Total capital (to risk-weighted assets)
Company	$81,969	15.08%	$43,478	8.00%	$57,065	10.50%	N/A	N/A
Bank	$81,269	14.97%	$43,435	8.00%	$57,009	10.50%	$54,294	10.00%
Tier 1 capital (to average assets)
Company	$75,174	9.06%	$33,184	4.00%	N/A	N/A	N/A	N/A
Bank	$74,481	8.98%	$33,165	4.00%	N/A	N/A	$41,456	5.00%

December 31, 2019:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$69,947	13.48%	$23,352	4.50%	$36,325	7.00%	N/A	N/A
Bank	$69,330	13.38%	$23,325	4.50%	$36,283	7.00%	$33,691	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$69,947	13.48%	$31,135	6.00%	$44,108	8.50%	N/A	N/A
Bank	$69,330	13.38%	$31,099	6.00%	$44,057	8.50%	$41,466	8.00%
Total capital (to risk-weighted assets)
Company	$75,943	14.63%	$41,514	8.00%	$54,487	10.50%	N/A	N/A
Bank	$75,326	14.53%	$41,466	8.00%	$54,424	10.50%	$51,832	10.00%
Tier 1 capital (to average assets)
Company	$69,947	9.57%	$29,223	4.00%	N/A	N/A	N/A	N/A
Bank	$69,330	9.50%	$29,201	4.00%	N/A	N/A	$36,501	5.00%

1)	Conservation Buffer is calculated based on risk-weighted assets and does not apply to calculations of average assets.
2)	Applicable to banks, but not bank holding companies.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.  As of September 30, 2020, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of September 30, 2020 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic is disruptive to us and our customers, employees and third-party service providers, and the adverse impacts on our business, financial condition, results of operations and prospects could be significant.  Moreover, the ultimate impacts of the pandemic on our business, financial condition, results of operations and prospects will depend on future developments and other factors that are highly uncertain and will be affected by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the national and global economies and financial markets.   The spread of COVID-19 initially caused illness, quarantines, cancellation of business and social events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability throughout our Vermont markets and nationwide. In response to the COVID-19 pandemic, the government of Vermont, as well as the governments in most other states, took preventative or protective actions, such as imposing restrictions on travel and in-person business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, real estate and the health care industry, and resulted in a significant number of layoffs and furloughs of employees in Vermont and nationwide.

While the CARES Act provided fast and direct economic assistance for American workers, families, and small businesses helping to minimize the immediate impact of the pandemic, the ultimate effects of COVID-19 on the broader economy and our markets are not known, nor is the ultimate duration or impacts of the economic and social restrictions described above. Moreover, the responsive actions taken by the FRB to lower the Federal Funds rate may negatively affect our interest income and, therefore, earnings, financial condition, results of operation and prospects in future periods.  Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

•	decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets we serve, leading to a need to increase our allowance for loan losses;
•	declines in value of collateral for loans, including real estate collateral;
•	declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us;
•

declines in demand resulting from businesses being deemed to be “non-essential” by governments in the markets we serve, and from “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity in our markets.

•	our employees contracting COVID-19;
•	reductions in our operating effectiveness as our employees work from home;
•	a work stoppage, forced quarantine, or other interruption of our business;
•	unavailability of key personnel necessary to conduct our business activities;
•	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
•	sustained closures of our branch lobbies or the offices of our customers;
•	declines in demand for loans and other banking services and products;
•	substantial increases in unemployment in our markets;
•	reduced consumer spending due to job losses and other effects attributable to COVID-19;
•	unprecedented volatility in U.S. financial markets ;and
•	volatile performance of our investment securities portfolio.

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

In management’s view, the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2019, and the additional Risk Factors associated with COVID-19 identified and updated above, continue to represent the most significant risks to the Company's future results of operations and financial condition as of September 30, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended September 30, 2020, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18).  During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)(2)	Per Share

July 1 - July 31	0	$0.00
August 1 - August 31	0	0.00
September 1 - September 30	5,373	13.00
Total	5,373	$13.00

(1)  All 5,373 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of the Bank.  Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

ITEM 6. Exhibits

The following exhibits are filed with, or incorporated by reference in, this report:

Exhibit 3.1 -	Amended and Restated Bylaws (amended and restated through July 15, 2020), incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on July 20, 2020
Exhibit 31.1 -	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 -	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 -	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2 -	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101-

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month and nine-month interim periods ended September 30, 2020 and 2019, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: November 9, 2020	/s/ Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: November 9, 2020	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

COMMUNITY BANCORP.

EXHIBITS

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Bylaws (amended and restated through July 15, 2020), incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on July 20, 2020

Exhibit 31.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month and nine-month interim periods ended September 30, 2020 and 2019, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

