Form 10-K
period 2020-12-31
COMMUNITY BANCORP /VT
filed 2021-03-26
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File No. 000-16435

COMMUNITY BANCORP.
(Exact name of Registrant as Specified in its Charter)

Vermont	03-0284070
(State of Incorporation)	(IRS Employer Identification Number)
Address of Principal Executive Offices: 4811 US Route 5, Derby, Vermont 05829

Registrant’s telephone number, including area code: (802) 334-7915

Securities registered pursuant to Section 12(b) of the Act: NONE

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
(Not Applicable)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $2.50 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020 the aggregate market value of the voting stock held by non-affiliates of the registrant was $65,684,788, based on a per share trade price on June 30, 2020 of $13.50, as reported on the OTC Link ATS® system maintained by the OTC Markets Group Inc. For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant. However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 5,316,160 shares outstanding of the issuer’s common stock as of the close of business on March 17, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2020 (2020 Annual Report) are incorporated by reference to Part I and Part II of this Report.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2021 (2021 Annual Meeting) are incorporated by reference to Part III of this report.

PART I

Note Regarding Definitions and Acronyms: Capitalized terms and acronyms used in the discussion below and not otherwise defined have the meaning ascribed to them in Note 1 of the Company’s audited consolidated financial statements filed pursuant to Part II, Item 8 of this Report.

Item 1. The Business

Organization and Operation

The Company. The Company was organized under the laws of the State of Vermont in 1982 and became a registered bank holding company under the Bank Holding Company Act of 1956, as amended, in October 1983 when it acquired all of the voting shares of the Bank, headquartered in Derby, Vermont. The Bank is the only subsidiary of the Company and principally all of the Company’s business operations are presently conducted through it. Therefore, the following narrative and the other information about the Company contained in this report are based primarily on the Bank’s operations.

The Bank; Banking Services. Community National Bank was organized in 1851 as the Peoples Bank, and was subsequently reorganized as the National Bank of Derby Line in 1865. In 1975, after 110 continuous years of operation as the National Bank of Derby Line, the Bank acquired the Island Pond National Bank and changed its name to “Community National Bank.” On December 31, 2007, the Company completed its acquisition of LyndonBank, a Vermont bank headquartered in Lyndonville, Vermont, in a cash merger transaction. As a result of the merger, the Company expanded its existing branch network in Caledonia and Orleans Counties and extended it into Lamoille and Franklin Counties. In addition to its main office in Derby, the Company currently maintains eleven branch offices in northeastern and central Vermont and loan production offices in Chittenden County, in northwestern Vermont, and Grafton County, in western New Hampshire.

The opportunities for growth continue to be primarily in the Central Vermont and Chittenden County markets where economic activity is more robust than in the Company’s Orleans and Caledonia County markets, and where the Company is increasing its presence and market share. The Company is also focusing on expanding its presence in the neighboring state of New Hampshire through the opening of its loan production office in Lebanon, New Hampshire in 2019.

The Company, through the Bank, provides a broad range of loan and deposit services to the residents, businesses, nonprofit organizations and municipalities in its northern and central Vermont markets. Significant services offered by the Company include:

•	Business Banking – The Company offers a range of credit products for a variety of general business purposes, including financing for commercial business properties, equipment, inventories and accounts receivable, as well as letters of credit. The Company also offers business checking and other deposit accounts, cash management services, repurchase agreements, ACH and wire transfer services, card processing and remote deposit capture.

•	Commercial Real Estate Lending – The Company provides a range of products to meet the financing needs of commercial developers and investors, residential builders and developers and community development entities. Credit products are available to facilitate the purchase of land and/or build structures for business use and for investors who are developing residential or commercial property, as well as for real estate secured financing of existing businesses. The Bank has previously been recognized by the SBA as Vermont’s top Section 7(a) program lender, providing financing to startups and other small businesses not eligible for more traditional financing, and as one of Vermont’s top third party small business lenders under the SBA’s Section 504 loan program.

•	Residential Real Estate Lending – The Company provides products to help meet the home financing needs of consumers, including conventional permanent and construction/permanent (fixed, adjustable, or variable rate) financing arrangements, and FHA/VA loan products. The Company offers both fixed-rate and adjustable rate residential mortgage (ARM) loans and home equity loans. A portion of the first lien residential mortgage loans originated by the Company are sold into the secondary market. The Company offers these products through its network of banking and loan production offices. The Company does not originate subprime residential real estate loans.

•	Retail Credit – The Company provides a full-range of loan products to meet the needs of consumers, including personal loans, automobile loans and boat/recreational vehicle loans. In addition, through a marketing alliance with a third party, the Company offers credit cards.

•	Municipal and Institutional Banking – The Company provides banking services to meet the needs of state and local governments, schools, charities, membership and not-for-profit associations including deposit account services, tax-exempt loans, lines of credit and term loans. In addition, through an arrangement with the FHLBB, the Company offers a secured deposit product to its municipal customers, collateralized by FHLBB letters of credit.

•	Retail Banking – The Company provides a full-range of consumer banking services, including checking accounts, savings programs, ATMs, debit/credit cards, night deposit facilities and online, mobile and telephone banking.

The Company focuses on establishing and maintaining long-term relationships with customers and is committed to providing for the financial services needs of the communities it serves. In particular, the Company continues to emphasize its relationships with individual customers and small-to-medium-sized businesses. The Company actively evaluates the banking needs of its markets, including low- and moderate-income areas, and offers products that are responsive to the needs of its customer base. The Company’s markets provide a mix of real estate, commercial and industrial, municipal and consumer lending opportunities, as well as a stable core deposit base. Additional information about our business, including the Company’s deposit-taking activities, lending activities and credit and risk management policies, is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2020 Annual Report filed as Exhibit 13 to this Report and is incorporated herein by reference.

Related Trust Company. In 2002, the Bank transferred its trust operations to a newly formed Vermont-chartered non-depository trust and investment management company, CFSG, based in Newport, Vermont. The Bank’s ownership interest in CFSG is held indirectly, through CFS Partners, a Vermont limited liability company, which owns 100% of the limited liability company equity interests of CFSG. Immediately following transfer of its trust operations to CFSG, the Bank sold a two-thirds interest in CFS Partners, equally to the National Bank of Middlebury, headquartered in Middlebury, Vermont and Guaranty Bancorp Inc., the bank holding company parent of Woodsville Guaranty Savings Bank, headquartered in Woodsville, New Hampshire. CFSG offers fiduciary services throughout the market areas of the three owner financial institutions and leases space from them in some of their branch offices, including at the Bank’s facilities in Barre and Lyndonville, Vermont.

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

Competition

All of the Bank’s full-service banking offices are located in northern and central Vermont. The Bank’s main office is located in Derby, in Orleans County. In addition to its main office, the Bank has four other banking offices in Orleans County, one office in Essex County, two offices in Caledonia County, two offices in Washington County and one office each in Franklin and Lamoille Counties. The Bank also maintains loan production offices in Chittenden County, Vermont and Grafton County, New Hampshire. (See Part I, Item 2 (Properties) of this report.)

The Bank competes in all aspects of its business with other banks and credit unions in northern and central Vermont, including three of the largest banks operating in the state, which maintain branch offices throughout the Bank’s service area. The Bank also competes with bank and non-bank lenders in Chittenden County, Vermont and Grafton County, New Hampshire where it maintains loan production offices. Changes in the regulatory framework of the financial services industry during the past decade have broadened the competition for commercial bank products, such as deposits and loans, to include not only traditional rivals such as banks, savings banks and credit unions, but also many non-traditional rivals such as insurance companies, brokerage firms, mutual funds and consumer and commercial finance and leasing companies. In addition, many out-of-market nationwide banks, nonbank lenders and other financial service firms operate in the Company’s market areas through mass marketing solicitations by mail, radio, television, the internet and email. At the same time, technological changes have facilitated remote delivery of financial services by bank and nonbank competitors outside the context of a traditional branch bank network, thereby intensifying competition from out-of-market firms. This trend may accelerate, as customers’ use of and reliance on technology for remote delivery of financial services has accelerated as a result of the limitations imposed on in-person banking during the COVID-19 pandemic.

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

In order to compete with other bank and non-bank service providers, the Company stresses the community orientation of its banking operations and relies to a large extent upon personal relationships established by its officers, directors and employees with their customers and on their strong ties to the local community. In addition, management’s knowledge of the local community assists it in tailoring the Company’s products and services to meet the needs of its customer base. Although competition is strong throughout the Company’s market area, management believes that the Company can continue to compete effectively, in view of its local market knowledge and community ties and its understanding of customer needs.

Employees

As of December 31, 2020, the Company did not have any employees at the holding company level. However, as of such date, the Bank employed 126 full-time employees and 10 part-time employees. The Bank provides our full-time and part-time employees with a comprehensive employee benefit package, including medical benefits, life insurance and a 401K retirement savings plan. Additionally, full-time employees also have disability insurance as part of their benefit package. The Bank is not a party to any collective bargaining agreement and management of the Bank considers its employee relations to be good.

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

Bank Holding Company Act. As a registered bank holding company, the Company is subject to on-going regulation, supervision and examination by the FRB, under the Bank Holding Company Act of 1956, as amended (the Act). A bank holding company for example, must generally obtain the prior approval of the FRB before it acquires all or substantially all of the assets of any bank, or acquires ownership or control of more than 5% of the voting shares of a bank. FRB approval is also generally required before a bank holding company may acquire more than 5% of any outstanding class of voting securities of a company other than a bank or a more than 5% interest in its property.

The Act generally limits the activity in which the Company and its subsidiaries may engage to certain specified activities, including those activities which the FRB may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the FRB has determined to be closely related to banking are: (1) making and servicing loans that could be made by mortgage, finance, credit card or factoring companies; (2) performing the functions of a trust company; (3) certain leasing of real or personal property; (4) providing certain financial, banking or economic data processing services; (5) except as otherwise prohibited by law, acting as an insurance agent or broker with respect to insurance that is directly related to the extension of credit or the provision of other financial services or, under certain circumstances, with respect to insurance that is sold in certain small communities in which the bank holding company system maintains banking offices; (6) acting as an underwriter for credit life insurance and credit health and accident insurance directly related to extensions of credit by the holding company system; (7) providing certain kinds of management consulting advice to unaffiliated banks and non-bank depository institutions; (8) performing real estate appraisals; (9) issuing and selling money order and similar instruments and travelers checks and selling U.S. Savings Bonds; (10) providing certain securities brokerage and related services for the account of bank customers; (11) underwriting and dealing in certain government obligations and other obligations such as bankers’ acceptances and certificates of deposit; (12) providing consumer financial counseling; (13) providing tax planning and preparation services; (14) providing check guarantee services to merchants; (15) operating a collection agency; and (16) operating a credit bureau. Trust and investment management activities conducted through a non-depository trust company such as the Company’s affiliate, CFSG, are also considered by the FRB to be permissible nonbanking activities that are closely related to banking.

Except for CFSG’s trust and investment management operations, the Company does not presently engage, directly or indirectly through any affiliate, in any other permissible non-banking activities.

A bank holding company must obtain prior FRB approval in order to purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the company for all purchases or redemptions by the company of its equity securities within the preceding 12 months, will equal 10% or more of the company’s consolidated net worth.

The Company is required to file with the FRB annual and quarterly reports and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Company and any direct or indirect subsidiary of the Company.

The Company, the Bank, CFS Partners and CFSG are all considered “affiliates” of each other for the purposes of Section 18(j) of the FDIA, as amended, and Sections 23A and 23B of the Federal Reserve Act, as amended. In particular, section 23A limits loans or other extensions of credit to, asset purchases with and investments in affiliates of the Bank to 10% of the Bank’s capital and surplus. In addition, such loans and extensions of credit and certain other transactions must be collateralized in specified amounts. Section 23B requires, among other things, that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving non-affiliated persons. Further, the Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

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

Under the rules, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Although AOCI is presumptively included in Common Equity Tier 1 capital, the rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. The Company and Bank made this opt-out election and, as a result, have retained the pre-existing regulatory capital treatment for AOCI.

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

The Company’s capital ratios exceeded all applicable regulatory requirements at December 31, 2020. (See Note 23 to the Company’s audited consolidated financial statements included in Part II, Item 8 of this report for additional information about the Company’s and the Bank’s regulatory capital ratios.)

The Basel III capital standards also revised the FDIC’s “prompt corrective action” requirements (see “Prompt Corrective Action” below).

Under the 2018 Regulatory Relief Act, these capital requirements have been simplified for qualifying community banks and bank holding companies. In September 2019, the OCC and the other federal bank regulators approved a final joint rule that permits a qualifying community banking organization to opt in to a simplified regulatory capital framework. A qualifying institution that elects to utilize the simplified framework must maintain a CBLR in excess of 9%, and will thereby be deemed to have satisfied the generally applicable risk-based and other leverage capital requirements and (if applicable) the FDIC’s prompt corrective action framework. In order to utilize the CBLR framework, in addition to maintaining a CBLR of over 9%, a community banking organization must have less than $10 billion in total consolidated assets and must meet certain other criteria such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. The CBLR is calculated by dividing tangible equity capital by average total consolidated assets. Pursuant to the CARES Act, the federal banking agencies adopted an interim rule temporarily lowering the CBLR benchmark to in excess of 8%, rather than 9%, with a phased increase of the CBLR back to the 9% level by the end of 2021. The Company and Bank continued to qualify to utilize the CBLR framework as of December 31, 2020, however, as noted in Note 23 to the Company’s audited consolidated financial statements, as of December 31, 2020, they had not elected to do so.

Sarbanes-Oxley Act. SOX was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX and the SEC’s implementing regulations include provisions addressing, among other matters, the duties, functions and qualifications of audit committees for all public companies; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers, except (in the case of banking companies) loans in the normal course of business; expedited filing requirements for reports of beneficial ownership of company stock by insiders; disclosure of a code of ethics for senior officers, and of any change or waiver of such code; the formation of a public accounting oversight board; auditor independence; disclosure of fees paid to the company’s auditors for non-audit services and limitations on the provision of such services; attestation requirements for company management and external auditors, relating to internal controls and procedures; and various increased criminal penalties for violations of federal securities laws.

Since 2007 Section 404 of SOX has required management of the Company to undertake a periodic assessment of the adequacy and effectiveness of the Company’s internal control over financial reporting. Management’s report on internal control over financial reporting for 2020 is contained in Part II, Item 9A of this Report. Effective December 31, 2020, as a non-accelerated filer for SEC reporting purposes, the Company is no longer required to obtain from its external auditors an attestation on the Company’s internal control over financial reporting and the operating effectiveness of these controls under Section 404(b) of SOX. The Company has incurred, and expects to continue to incur, costs in connection with its on-going compliance with Section 404.

Information on the Company’s corporate governance practices, including committee charters, is available on the Company’s website at www.communitybancorpvt.com.

SEC Reporting and Disclosure Requirements. Under current SEC reporting and disclosure rules, as amended in 2018, and 2020, the Company is once again considered to be a non-accelerated filer and a smaller reporting company. As noted above, due to this change in filing status, the Company is no longer subject to the requirements in SOX section 404(b) to obtain an external auditor attestation of management’s assessment of the Company’s internal controls and their effectiveness. In addition, the Company is no longer required to file its periodic reports with the SEC on the accelerated timetable applicable to accelerated filers. As a smaller reporting company, the Company is permitted to make certain reduced (or scaled) financial and other disclosures in its periodic reports and proxy statements filed with the SEC.

Dividends. The Company derives funds for payment of dividends to its shareholders primarily from dividends received from its subsidiary, Community National Bank. Under the National Bank Act, prior approval from the OCC is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank’s net profits for that last year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s ALL.

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

The CARES Act and Other Initiatives Related to COVID-19. On March 27, 2020, the CARES Act was signed into law, which provided approximately $2.2 trillion in direct economic relief in response to the public health and economic impacts of the COVID-19 pandemic. Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of financial institutions like the Bank. These programs have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the FRB and other federal bank regulatory authorities. These rules and other subsequent regulatory initiatives have provided guidance on the implementation, eligibility requirements and terms of the various CARES Act programs, as well as industry-specific recovery procedures for COVID-19. It is possible that Congress will enact additional COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act, including the PPP and guidance on certain TDRs discussed below, as well as other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. The CARES Act amended the SBA’s loan programs to create the PPP, a guaranteed, unsecured loan program, to fund operational costs of eligible businesses, organizations and self-employed persons impacted by the COVID-19 pandemic. These loans, which bear a mandated fixed annual interest rate of one percent, are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, no collateral or personal guarantees are required. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the “Consolidated Appropriations Act, 2021” (the “CAA”) that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. The Bank has participated in both rounds of PPP lending.

Troubled Debt Restructurings and Loan Modifications for Affected Borrowers. The CARES Act, as extended by the CAA, permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that may otherwise be required to be characterized as TDRs and to suspend any related determination if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications are related to COVID-19, and (iii) the modification occurs between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022. During 2020, the federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19. The Bank has followed this guidance in providing relief to borrowers affected by the COVID-19 pandemic.

Effect on Regulatory Capital. On September 29, 2020, the federal bank regulatory agencies issued a final rule that neutralizes the regulatory capital and liquidity coverage ratio effects of participating in certain COVID-19 liquidity facilities due to the fact there is no credit or market risk associated with exposures pledged to such facilities. As a result, the final rule supports the flow of credit to households and businesses affected by COVID-19.

Dodd–Frank Act. Although the 2008 financial crisis has now passed, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) will continue to affect the Company’s operations as it represents a comprehensive revision and restructuring of many aspects of the financial services industry. Many of the provisions of the Dodd-Frank Act are designed to reduce systemic risk from large, complex “systemically significant” financial institutions, and thus do not apply to a smaller banking organization such as the Company. Nevertheless, certain of its provisions do directly apply to the Company and others indirectly impact its operations, as the Dodd-Frank Act continues to reshape the financial services environment. Among other things, the Act:

•	Established a new independent agency, the CFPB, with centralized responsibility for implementing and (with respect to large organizations) enforcing and examining compliance with federal consumer financial laws. Although the CFPB does not have enforcement or examination authority over smaller banking organizations such as the Company, many of its regulatory standards and mandates apply to them, with enforcement authority vested in other regulatory agencies such as (with respect to the Bank) the OCC;

•	Applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, savings and loan holding companies and systemically important non-bank financial companies on a consolidated basis. These changes prohibit the use of additional trust preferred securities as Tier 1 capital, but the Company’s existing trust preferred securities are grandfathered;

•	Requires debit card interchange transaction fees charged by large financial institutions to be reasonable and proportional to the cost incurred by the issuer for the transaction. The FRB adopted regulations in 2011 establishing such fee standards, eliminating exclusivity arrangements between issuers and networks for debit card transactions and limiting restrictions on merchant discounting for use of certain payment forms and minimum or maximum amount thresholds as a condition for acceptance of credit cards. Although smaller institutions such as the Company are not subject to the interchange fee restrictions, it is possible that, over time, competitive pricing pressures in the marketplace may operate to make the restrictions applicable to them by default;

•	Requires public companies to periodically seek “say on executive pay” and “say on frequency” votes of shareholders, and in some circumstances, a “say on golden parachute” vote of shareholders. These vote requirements first became applicable for the Company’s 2013 annual meeting of shareholders, with the next “say on pay” vote scheduled to take place at the 2022 Annual Meeting of shareholders;

•	Allowed depository institutions to pay interest on demand deposits effective July 21, 2011;

•	Established by statute the FRB’s “source of strength” doctrine mandating holding company financial support of subsidiary insured depository institutions;

•	Eliminated state restrictions on de novo interstate branching;

•	Established new requirements related to residential mortgage lending, including prohibitions against payment of steering incentives and provisions relating to underwriting standards, disclosures, appraisals and escrows. Many of these provisions have been implemented through CFPB rulemakings;

•	Weakened federal preemption standards for national banks and federal savings associations and their operating subsidiaries by granting states greater authority to enforce consumer protection laws against them;

•	Provided permanent relief for non-accelerated filers, from the requirements of Section 404 of the Sarbanes-Oxley Act for auditor attestation of management’s assessment of internal controls and their effectiveness;

•	Requires a bank holding company to be well capitalized and well managed to receive regulatory approval of an interstate bank acquisition; and

•	Permanently increased the FDIC’s standard maximum deposit insurance amount to $250,000, changed the FDIC insurance assessment base to assets rather than deposits and increased the reserve ratio for the DIF to ensure the future strength of the fund.

OCC Supervision. As a national banking association, the Bank is subject to the provisions of the National Bank Act and federal and state statutes and rules and regulations applicable to national banks. The primary supervisory authority for the Bank is the OCC. The Bank is subject to periodic examination by the OCC and must file periodic reports with the OCC containing a complete statement of its financial condition and results of operations. The OCC’s examinations are designed for the protection of the Bank’s depositors and not the Company’s shareholders.

In 2011, the CFPB, created by the Dodd-Frank Act, took over responsibility for implementing the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others. However, financial institutions that have assets of $10 billion or less, such as our Bank subsidiary, will continue to be supervised and examined in this area by their primary federal regulators (in the case of our Bank subsidiary, the OCC). The Dodd-Frank Act also gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices.

Prompt Corrective Action. The Bank is subject to regulatory capital requirements established under FDICIA. Among other things, FDICIA identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lessor of 5% of the bank’s assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

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

As of December 31, 2020, the Bank was considered “well capitalized” under FDICIA’s Prompt Corrective Action capital requirements. (See Note 23 to the Company’s audited consolidated financial statements included in Part II, Item 8 of this report for additional information about the Bank’s regulatory capital ratios.)

Safety and Soundness Regulations. Pursuant to the FDIA, the federal bank regulatory agencies have adopted safety and soundness guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify, monitor, and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the safety and soundness regulations include enforcement provisions, including authority for the bank regulatory agencies to require a financial institution in some circumstances to create and implement a compliance plan.

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

The Dodd-Frank Act changed the assessment formula for determining deposit insurance premiums and modified certain insurance coverage provisions of the FDIA. The FDIC’s implementing rules, which redefined the base for FDIC insurance assessments from the amount of insured deposits to average consolidated total assets less average tangible equity, became effective April 1, 2011. The Bank’s total FDIC insurance assessment for 2020 was $300,643.

The Dodd-Frank Act also permanently increased from $100,000 to $250,000 the maximum per depositor FDIC insurance amount.

Brokered Deposits. Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits without prior approval of the FDIC unless it is well capitalized under the FDICIA’s prompt corrective actions guidelines. The Company participates in the CDARS of the Promontory Interfinancial Network, which uses a deposit-matching engine to match CDARS deposits in other participating banks, dollar-for-dollar. This product, also known as reciprocal deposits, is designed to provide deposit insurance in excess of FDIC limits and thereby enhance customer attraction and retention, build deposits and improve net interest margins. Until recently reciprocal deposits were considered a form of brokered deposits, which are treated less favorably than other deposits for certain purposes; however, a provision of the 2018 Regulatory Relief Act provides that reciprocal deposits held by a well-capitalized and well managed bank are no longer classified as brokered deposits. CDARS also permits the “one-way” purchase of deposits, which the Company utilizes from time to time for liquidity management purposes. CDARS one-way deposits are considered brokered deposits for certain purposes under the Federal Deposit Insurance Act and FDIC regulations. As of December 31, 2020 the Company had CDARS deposits totaling approximately $4.9 million in exchanged funds and $0 in one-way funds. The Company also relies from time to time on purchased wholesale deposit funding, which is a form of brokered deposits. The Company had $4.2 million in purchased wholesale deposits outstanding at December 31, 2020. The Company’s Asset, Liability and Funds Management Policy limits the use of brokered deposits to 5% of total assets.

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

The U.S. Treasury’s OFAC rules prohibit U.S. persons from engaging in financial transactions with certain individuals, entities, or countries, identified as “Specially Designated Nationals,” such as terrorists and narcotics traffickers. These rules require the blocking of assets held by, and prohibit transfers of property to such individuals, entities or countries. Blocked assets, such as property or bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. The Company maintains an OFAC program designed to ensure compliance with OFAC requirements.

Financial Privacy. Under the federal Gramm-Leach-Bliley Financial Modernization Act of 1999 all financial institutions, including the Company, are required to adopt privacy policies, restrict the sharing of nonpublic consumer customer data with nonaffiliated parties, and establish procedures and practices to protect customer data from unauthorized access. The Company is also subject to similar, but more stringent, requirements under state law, including the Vermont Financial Privacy Act. In addition, the Company is subject to the federal Fair Credit Reporting Act, including the amendments adopted in the federal Fair and Accurate Credit Transactions Act of 2003 (FACT Act). The FACT Act includes many provisions concerning national credit reporting standards and permits consumers to opt out of information sharing among affiliated companies for marketing purposes. It also requires financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit terms less favorable than those generally available. The CFPB has extensive rulemaking authority under the FACT Act and has promulgated rules implementing the Act, including rules limiting information sharing for affiliate marketing and rules requiring programs to identify, detect and mitigate certain identity theft red flags. The Company is also subject to the requirements of the Vermont Fair Credit Reporting Act, which generally requires an individual’s consent in order to obtain a credit report.

Qualified Mortgage Rules. Pursuant to the Dodd-Frank Act, the CFPB adopted significant amendments to the regulations that implement the Truth in Lending Act. These amendments became effective in January 2014, and address mortgage origination practices by certain housing creditors, including the Bank. These 2014 regulations generally require mortgage lenders to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate so-called qualified mortgages, or “QMs”, which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, under the 2014 regulations, a qualified mortgage is a residential mortgage loan that does not have certain high risk features, the points and fees paid by a consumer do not exceed 3% of the total loan amount and the borrower’s total debt-to-income ratio is no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored entity or a federal agency).

In December, 2020, the CFPB adopted two rules significantly revising the QM requirements. Among other changes, the first of the new rules simplifies the definition of a QM by creating conclusive and rebuttable presumptions regarding the borrower’s ability to repay. Under the rule, a loan receives a conclusive presumption that the borrower has the ability to repay if the annual percentage rate (APR) does not exceed the average prime offer rate (APOR) for a comparable transaction by 1.5 percentage points or more as of the date the interest rate is set. A loan receives a rebuttable presumption that the borrower has the ability to repay if the annual percentage rate exceeds the APOR for a comparable transaction by 1.5 percentage points or more but by less than 2.25 percentage points. The second of the new CFPB rules creates a new category of “Seasoned QMs” for first-lien, fixed-rate covered transactions that have met certain performance requirements, are held in portfolio by the originating creditor or first purchaser for a 36-month period, comply with general restrictions on product features and points and fees, and meet certain underwriting requirements. A mortgage loan that qualifies as a Seasoned QM loan will receive a presumption of compliance with the ability-to-repay requirements. The new rules became effective on March 1, 2021, with an initial mandatory effective date of July 1, 2021. On March 3, 2021 the CFPB issued a notice of proposed rulemaking to extend the mandatory compliance date to October 1, 2021.

A lender originating a QM is protected against a legal claim that the lender failed to comply with the ability-to-repay requirement, whereas a lender originating a mortgage that is not a QM is exposed to the risk of a potential claim that the lender did not comply with the ability-to-repay rules. Failure to comply with the ability-to-repay rules could require the lender to pay damages to the borrower, and could impair the lender’s ability to enforce the loan terms or foreclose on the real estate collateral.

Integrated TILA/RESPA (TRID) Disclosures. As required by the Dodd-Frank Act, the CFPB issued rules revising and integrating previously separate disclosures required under the RESPA and TILA in connection with certain closed-end consumer mortgage loans. These final rules became effective in October 2015 and require lenders to provide a new Loan Estimate (which combines content from the former Good Faith Estimate required under RESPA and the initial disclosures required under TILA) not later than the third business day after submission of a loan application, and a new Closing Disclosure (which combines content of the former HUD-1 Settlement Statement required under RESPA and the final disclosures required under TILA) at least three days prior to the loan closing. Other significant changes included in the TRID rules include: (1) expansion of the scope of loans that require RESPA early disclosures, including bridge loans, vacant land loans, and construction loans; (2) changes and additions to “waiting period” requirements to close a loan; (3) reduced tolerances for estimated fees and (4) the lender, rather than the closing agent, is responsible for providing final disclosures. As with the CFPB’s ability-to-repay/QM rules, compliance with the TRID rules has increased the Company’s compliance costs and may adversely affect the profitability of our routine residential mortgage lending operations.

Community Reinvestment Act. The federal CRArequires banks to define the communities they serve, identify the credit needs of those communities, collect and maintain data for each small business or small farm loan originated or purchased by the Bank, and maintain a public file at each location. The federal banking regulators examine the institutions they regulate to assess their record of meeting the credit needs of the communities they serve, including low and moderate income neighborhoods, and assign one of the following four ratings: “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance”. As of the Bank’s last CRA examination, completed by the OCC during 2020, it received a rating of “Outstanding”.

Home Mortgage Disclosure Act. The federal HMDA, which is implemented by CFPB’s Regulation C, requires mortgage lenders that maintain offices within MSAs to report and make available to the public specified information regarding their residential mortgage lending activities, such as the pricing of home mortgage loans, including the “rate spread” between the interest rate on loans and certain treasury securities and other benchmarks. The Bank became subject to HMDA reporting requirements as a result of its merger with LyndonBank in 2007, as the former LyndonBank branch in Enosburg Falls in Franklin County is included within the Burlington, Vermont MSA. The CFPB’s HMDA rule adopts a dwelling-secured standard for all loans or lines of credit that are for personal, family, or household purposes. Thus, many consumer-purpose transactions, including closed-end home-equity loans, home-equity lines of credit, and reverse mortgages, are subject to the regulation. Most commercial-purpose transactions (i.e., loans or lines of credit not for personal, family, or household purposes) are subject to the regulation only if they are for the purpose of home purchase, home improvement, or refinancing. The rule excludes from coverage home improvement loans that are not secured by a dwelling (i.e., home improvement loans that are unsecured or that are secured by some other type of collateral) and all agricultural-purpose loans and lines of credit. HMDA rule amendments that became effective January 1, 2018 significantly increased the overall amount of data required to be collected and submitted, including additional data points about the applicable loans and expanded data about the borrowers. However, the 2018 Regulatory Relief Act provided an exemption from the requirement to collect these additional data fields for banks that have at least a “Satisfactory” CRA rating that originate fewer than 500 closed-end mortgage loans or fewer than 500 open-end lines of credit per year. The Bank qualifies for this relief.

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

Reserve Requirements. FRB Regulation D requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfers to third parties) and non-personal time deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain other types of time deposits), subject to certain exemptions, at a level established by the FRB. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at the FRBB or a pass through account (as defined by the FRB), the effect of maintaining required reserves is to reduce the amount of the Company’s interest-bearing assets. Effective March 26, 2020, the FRB reduced the required reserve ratio to 0 percent, thereby eliminating the reserve requirement. However, the FRB retains the authority to reimpose a reserve requirement in the future.

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Member institutions are required to purchase and hold shares of capital stock in the applicable regional FHLB (the FHLBB, in the case of the Bank), in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLBB. The Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2020 of $768,400. As a member, the Bank is subject to future capital calls by the FHLBB in order to maintain compliance with its capital plan.

FRB Executive Compensation Guidelines. The FRB has issued comprehensive guidance on executive compensation policies, intended to ensure that the incentive compensation practices of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking. The guidance covers all employees that have the ability to affect materially an institution’s risk profile, either individually or as part of a group, and establishes that incentive compensation arrangements should (1) provide incentives that do not encourage risk-taking beyond the institution’s ability to identify and manage effectively; (2) be compatible with effective internal controls and risk management; and (3) be supported by strong corporate governance, including active and effective oversight by the board of directors. The guidance instructed institutions to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. Where deficiencies in incentive compensation arrangements exist, they must be immediately addressed. For institutions such as the Company that are not “large, complex banking organizations” as defined in the guidance, the FRB will review the incentive compensation arrangements as part of its regular, risk-focused examination process and not in a separate examination. These examinations will be tailored to the scope and complexity of the institution’s activity and compensation arrangements. The findings will be included in the FRB’s examination report and deficiencies will be incorporated into the institution’s supervisory ratings. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the institution’s safety and soundness and the institution fails to take prompt and effective measures to correct the deficiencies.

Other Legislative and Regulatory Initiatives. In addition to the statutes, regulations and regulatory initiatives described above, new legislation and regulations affecting financial institutions are frequently proposed. If enacted or adopted, these measures could change banking statutes and the Company’s operating environment in substantial and unpredictable ways and could further increase reporting and compliance requirements, governance structures and costs of doing business. The Company cannot predict whether any such additional legislation or other regulatory initiatives will be adopted or the effect they may have on the Company’s business, results of operations or financial condition.

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

Other Available Information

This annual report on Form 10-K is on file with SEC. The Company also files with the SEC quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy materials for its meetings of shareholders. These reports and proxy materials are available without charge on the SEC’s website at http://www.sec.gov. The Company’s SEC-filed reports and proxy statements are also available without charge through a link on the Company’s website at www.communitybancorpvt.com. The Company has also posted on its website the Company’s Code of Ethics for Senior Financial Officers and the Principal Executive Officer, the Insider Trading Policy and the charters of the Audit, Compensation and Nominating Committees. The information and documents contained on the Company’s website do not constitute part of this report. Copies of the Company’s reports filed with the SEC (other than exhibits) and proxy materials can also be obtained by contacting Melissa Tinker, Assistant Corporate Secretary, at our principal offices, which are located at 4811 U.S. Route 5, Derby, Vermont 05829 or by calling (802) 334-7915.

Item 1A. Risk Factors

Before deciding to invest in the Company or to maintain or increase an investment, investors should carefully consider the material risks and uncertainties described below that could negatively affect our business, financial condition or results of operations. The risks and uncertainties described below and in the Company’s other filings with the SEC are not the only ones the Company faces. Additional risks and uncertainties not presently known to management or that are currently deemed immaterial may emerge or evolve and also affect the Company’s business. If any of these known or unknown risks or uncertainties actually occurs, the Company’s business, financial condition and results of operations could be adversely affected, which in turn could result in a decline in the value of the Company’s capital stock.

ECOMONIC AND OTHER EXTERNAL RISKS

The COVID-19 pandemic is disruptive to us and our customers, employees and third-party service providers, and the adverse impacts on our business, financial condition, results of operations and prospects could be significant. Moreover, the ultimate impacts of the pandemic on our business, financial condition, results of operations and prospects will depend on future developments and other factors that are highly uncertain and out of our control, and will be affected by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

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

Although we continued operating during mandated shutdowns in 2020, the COVID-19 pandemic has caused disruptions to our business and could cause material disruptions in the future. Impacts to our business have included the implementation of additional health and safety precautions at our banking offices, the transition of a portion of our workforce to home locations, curtailed in-branch services, increases in customers’ inability to make scheduled loan payments, increases in requests for forbearance and loan modifications, and an adverse effect on accounting estimates that we use to determine our provision and allowance for loan losses.

While the CARES Act signed into law in March, 2020 provided fast and direct economic assistance for American workers, families, and small businesses during 2020, helping to minimize the immediate impact of the pandemic, the ultimate effects of COVID-19 on the broader economy and our markets are not known, nor is the ultimate duration or impacts of the economic and social restrictions resulting from government mitigation efforts. Moreover, the responsive actions taken by the FRB to lower the federal funds rate has negatively affected our interest income and, therefore, may adversely affect our earnings, financial condition, results of operation and prospects in future periods. Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

●	decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets we serve, leading to a need to increase our allowance for loan losses through a charge to earnings;
●	declines in value of collateral for loans, including real estate collateral resulting in higher loan losses;
●	declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us;
●	declines in demand resulting from businesses and individuals suffering adverse effects from reduced levels of economic activity in our markets.
●	our employees contracting COVID-19;
●	reductions in our operating effectiveness as our employees work from home;
●	a work stoppage, forced quarantine, or other interruption of our business;
●	unavailability of key personnel necessary to conduct our business activities;
●	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
●	sustained closures of our branch lobbies or the offices of our customers;
●	declines in demand for loans and other banking services and products;
●	substantial increases in unemployment in our markets;
●	reduced consumer spending due to job losses and other effects attributable to COVID-19;
●	unprecedented volatility in U.S. financial markets ;and
●	volatile performance of our investment securities portfolio.

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

In response to the COVID-19 pandemic, in March 2020, the FRB lowered the target federal funds rate to 0% to 0.25%. It is unclear how long this historically low target federal funds rate will remain in effect. In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may compress, reducing our net interest income and adversely affecting our operating results. If short-term interest rates remain at their historically low levels for a prolonged period, and assuming longer term interest rates fall further, we could experience net interest margin compression as our interest earning assets would continue to re-price downward while our interest-bearing liability rates could fail to decline in tandem. Such an occurrence would have a material adverse effect on our net interest income and our results of operations.

Increases in interest rates also can affect the value of loans and other assets, such as investment securities, and may affect our ability to realize gains on the sale of assets. For example, we originate loans for sale to secondary market investors, and increasing interest rates may reduce the volume of loans originated for sale, resulting in a reduction in the fee income we earn on such sales. Further, increasing interest rates may adversely affect the ability of borrowers to pay the principal or interest on loans, resulting in an increase in our non-performing assets and a reduction in our income. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates.

In addition, increases in interest rates will increase the dividend rate on our Series A preferred stock, which is tied to the prime rate, and the interest rate on our debentures, which is tied to LIBOR. Furthermore, as discussed below, there is uncertainty as to our future interest costs on our subordinated debentures due to the scheduled phase out of LIBOR at the end of 2021. Higher preferred stock dividend payments and debenture interest costs would decrease the amount of funds available for payment of dividends on our common stock.

Our interest costs may increase as a result of the retirement of London Interbank Offered Rate (“LIBOR”) as a reference rate for interest payments on our subordinated debentures.

In July 2017, the United Kingdom Financial Conduct Authority (FCA) announced that LIBOR would no longer be published, with an expected target date of December 31, 2021 for the phase out. On March 5, 2021, the FCA announced firm target dates for the phase out of various LIBOR settings, including a phase out date of June 30, 2023 for 3-month LIBOR for U.S. dollar deposits. LIBOR is used extensively in the U.S and globally as a “benchmark” or “reference rate” for various commercial and financial contracts. In response, the Alternative Reference Rates Committee (“ARRC”), made up of financial and capital market institutions, was convened to address the replacement of LIBOR in the U.S. The ARRC identified a potential successor to LIBOR in the Secured Overnight Financing Rate (“SOFR”) and crafted a plan to facilitate the transition. However, there are significant conceptual and technical differences between LIBOR and SOFR. The federal Financial Stability Oversight Committee has stated that the end or waning use of LIBOR has the potential to significantly disrupt trading in many important types of financial contracts.

As of December 31, 2020, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear a quarterly floating rate of interest equal to the 3-month LIBOR, plus 2.85%. Under the terms of the Indenture, if 3-month LIBOR is not available, the Trustee may obtain substitute quotations from four leading banks in the London interbank market for their offered rate to prime banks in the London market for U.S. dollar deposits having a three month maturity; if at least two such quotations are provided, the quarterly rate on the Debentures will be the arithmetic mean of such quotations. If fewer than two such quotations are received, the Trustee will request substitute quotations from four major New York City banks for their offered rate to leading European banks for loans in U.S. dollars; if at least two such quotations are provided, the quarterly rate on the Debentures will be the arithmetic mean of such quotations. The Debenture Trustee has not yet informed the Company as to how it intends to proceed. Phase out of LIBOR, including the Debenture Trustee’s implementation of the foregoing provisions, could significantly impact the Company’s interest costs on its Debentures and it is not possible to predict the magnitude of any such increase.

OPERATIONAL RISKS

As a participating lender in the SBA’s Paycheck Protection Program (“PPP”), the Company is subject to additional risks that the SBA may not fund some or all PPP loan guaranties and risks of litigation from our customers or other parties regarding the processing of PPP loans.

We are a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. We originated $105.0 million in PPP loans during 2020, of which $64.3 million remained outstanding at December 31, 2020, and we continue to make new loans during 2021 under the PPP, as extended by the CAA. Under the PPP, the SBA guarantees 100% of the amounts loaned under the program. There is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. In addition, some other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, regulatory enforcement, litigation costs or reputational damage stemming from our participation in the PPP and any related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, we may be exposed to credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced a PPP loan. If the SBA identifies a deficiency, the SBA may deny its liability under the guaranty for the affected loan or loans, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency.

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

We are exposed to the risk that our borrowers may default on their obligations. A borrower’s default on its obligations under one or more loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the credit. In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, we may have to write off the loan in whole or in part. In loan default situations, we may acquire real estate or other assets, if any, that secure the loan, through foreclosure or other similar available remedies, and the amount owed under the defaulted loan could exceed the value of the collateral acquired.

We periodically make a determination of the adequacy of our ALL based on available information, including, but not limited to, the quality of the loan portfolio as indicated by loan risk ratings, economic conditions, the value of the underlying collateral and the level of non-accruing and criticized loans. Management relies on its loan officers and credit quality reviews, its experience and its evaluation of economic conditions, among other factors, in determining the amount of the provision required for the allowance. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, previously incorrect assumptions, an increase in defaulted loans, or other pertinent factors, we determine that additional increases in the ALL are necessary, additional expenses may be incurred. During 2020, in evaluating our ALL we downgraded certain qualitative factors and shortened our historical lookback period from five years to one year, in light of the adverse economic impacts of the COVID-19 pandemic.

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

The FASB has issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our results of operations, financial condition or liquidity.

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

Generally, our customers may prepay the principal amount of their outstanding loans at any time. The speeds at which such prepayments occur, as well as the size of such prepayments, are within our customers’ discretion and may be affected by many factors beyond our control, including changes in prevailing interest rates. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. The prevailing low interest rates increase our prepayment risk. A significant reduction in interest income could have a negative impact on our results of operations and financial condition.

Our loans and deposits are geographically concentrated and adverse local economic conditions could negatively affect our business.

Unlike many larger banking institutions, our banking operations are not geographically diversified. Substantially all of our loans, deposits and fee income are generated in northeastern and central Vermont. As a result, poor economic conditions in northeastern and central Vermont could adversely and significantly impact the demand for loans and our other financial products and services and may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Much of our market area is located in the poorest region of the state. Economic conditions in northeastern and central Vermont are subject to various uncertainties, to a greater degree than certain other regions of the state. If economic conditions in our market area decline, we expect that our level of problem assets would increase and our prospects for growth would be impaired.

Systems failures, interruptions, cyberattacks or other breaches of information security, including those affecting our vendors, could disrupt our business and have an adverse effect on our reputation, business, results of operations and financial condition.

We depend upon data processing, software, communication, and information access and exchange on a variety of computing platforms and networks and over the internet, and we rely on the services of a variety of third party vendors to meet our data processing and communication needs. Consequently, we are subject to certain related operational risks, both in our operations and through those of our service providers. These risks include, but are not limited to, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud, cyberattacks and catastrophic failures resulting from civil unrest, terrorist acts or natural disasters. Despite the safeguards we maintain, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by customers and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems and networks and those of certain of our service providers as well as our customers’ devices, may be the target of cyberattacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, the theft of customer assets through fraudulent transactions or disruption of our or our customers’ or other third parties’ business operations. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers, any or all of which could adversely affect our reputation, business, results of operations or financial condition. While we have instituted safeguards and controls, we cannot provide assurance that they will be effective in all cases, and their failure in some circumstances could have a material adverse effect on our business, financial condition or results of operations.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors if made available. If this information is inaccurate or incomplete, we may suffer financial or reputational harm or other adverse effects with respect to the operation of our business, our financial condition and our results of operations.

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

REGULATORY, LEGAL AND ACCOUNTING RISKS

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

We are subject to regulation and supervision by the FRB, and the Bank is subject to regulation and supervision by the OCC. Federal laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital, the permissible types, amounts and terms of loans and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The OCC possesses the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to its supervision, and the FRB possesses similar powers with respect to bank holding companies. We are also subject to certain state laws, including certain Vermont laws designed to protect consumers of banking products and services. These and other federal and state laws and restrictions limit the manner in which we may conduct business and obtain financing.

Our business is highly regulated and the various federal and state laws, rules, regulations, and supervisory guidance, policies and interpretations applicable to us are subject to regular modification and change. It is impossible to predict the nature of such changes or their competitive impact on the banking and financial services industry in general or on our banking operations in particular. Such changes may, among other things, increase our cost of doing business, limit our permissible activities, or affect the competitive balance between banks and other financial institutions. In addition, failure to comply with applicable laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, litigation by private parties, and/or reputational damage, which could have a material adverse effect on our reputation, business, results of operations and financial condition.

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

Management has designed and implemented, and periodically reviews and updates, our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. However, any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Any failure or circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could have a material adverse effect on our business, results of operations and financial condition.

We are subject to detailed capital requirements and cannot ensure that we will qualify for simplified capital calculations in any future period.

As of January 1, 2015, we were required to comply with the Base III capital rules issued by the federal banking agencies that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act. These capital rules require banks and bank holding companies to maintain a minimum common equity Tier I capital ratio of 4.5% of risk-weighted assets, a minimum Tier I capital ratio of 6.0% of risk-weighted assets, a minimum total capital ratio of 8.0% of risk-weighted assets, and a minimum leverage ratio of 4.0%. The capital rules require the Bank and the Company to maintain a 2.5% common equity Tier I capital conservation buffer above the minimum risk-based capital requirements for adequately capitalized institutions in order to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The Company and the Bank met these requirements as of December 31, 2020. The Base III capital rules permanently grandfathered trust preferred securities issued before May 19, 2010 for institutions with less than $15.0 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. Our trust preferred securities qualify for this grandfather treatment. The rules also increased the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations, but retained the previous capital treatment of residential mortgages. These standards could adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition. Under the rules, we were permitted to make, and did make, a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital.

Under the 2018 Regulatory Relief Act, these capital requirements have been simplified for qualifying community banks and bank holding companies. In September 2019, the OCC and the other federal bank regulators approved a final joint rule that permits a qualifying community banking organization to opt in to a simplified regulatory capital framework. A qualifying institution that elects to utilize the simplified framework must maintain a CBLR in excess of 9%, and will thereby be deemed to have satisfied the generally applicable risk-based and other leverage capital requirements and (if applicable) the FDIC’s prompt corrective action framework. In order to utilize the CBLR framework, in addition to maintaining a CBLR of over 9%, a community banking organization must have less than $10 billion in total consolidated assets and must meet certain other criteria such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. The CBLR is calculated by dividing tangible equity capital by average total consolidated assets. The final rule became effective on January 1, 2020 and although the Company and Bank qualify to utilize the CBLR framework at December 31, 2020, management has not elected to do so at this time.

We may be required to write down goodwill.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2020, our goodwill totaled approximately $11.6 million, created in connection with the LyndonBank acquisition in 2007. Under current accounting standards, if we determine goodwill is impaired, we would be required to write down the value of this asset to fair value. We conduct a review each year, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We last completed a goodwill impairment analysis as of December 31, 2020, and concluded goodwill was not impaired. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

RISKS RELATING TO OUR COMMON STOCK

Our common stock is not exchange-listed and our trading volume is less than that of larger public companies, which can contribute to volatility in our stock price and adversely affect the price and liquidity of an investment in our common stock.

Our common stock is included in the OTC QX market tier maintained by the OTC Markets Group, Inc. under the trading symbol CMTV, but is not traded on any securities exchange. Bid and ask quotations and trades in our stock made by certain brokerage firms are reported through the OTC Link® Alternative Trading System (ATS) maintained by a subsidiary of the OTC Markets Group, Inc. However, trading in our stock is sporadic. A public trading market for a particular class of stock having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of numerous buyers and sellers of that stock at any given time, which in turn depends on the individual decisions of investors and general economic and market conditions over which issuers have no control. The trading market in our stock does not exhibit these characteristics. The trading history of our common stock has been characterized by relatively low trading volume. This lack of an active public market means that the value of a shareholder’s investment in our common stock may be subject to sudden and exaggerated fluctuations, as individual trades have a greater effect on our reported trading price than would be the case in a broad public market with significant daily trading volume.

The market price of our common stock may also be subject to fluctuations in response to numerous other factors, including the other factors discussed in this report, regardless of our actual operating performance. The possibility of such fluctuations occurring is increased due to the illiquid nature of the trading market in our common stock. Therefore, a shareholder may be unable to sell our common stock at or above the price at which it was purchased, or at or above the current market price or at the time of his or her choosing. This illiquid trading market also makes it particularly difficult for a shareholder to dispose of a large number of shares of our stock at desired pricing or on a desired timetable.

Our common stock is subordinate to our existing and future indebtedness and preferred stock.

Shares of our common stock are equity interests and do not constitute indebtedness. As such, our common stock ranks junior to all our customer deposits and other indebtedness, including our subordinated debentures, whether now existing or hereafter incurred, and other non-equity claims on us, with respect to assets available to satisfy claims. In addition, our common stock is junior in priority, including with respect to dividend and liquidation rights, to our outstanding shares of Series A Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock. Further, the common stock will be subject to the prior liquidation rights of the holders of any debt we may issue in the future and may be subject to the prior dividend and liquidation rights of any series of preferred stock we may issue in the future.

Securities issued by us, including our common stock, are not FDIC insured.

Securities issued by us, including our common stock, are not savings or other deposit accounts or obligations of any bank and are not insured by the FDIC, the DIF or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

Our organizational documents may have the effect of discouraging a third party from acquiring us.

Our Amended and Restated Articles of Association and By-Laws contain provisions, including a staggered board of directors and a supermajority vote requirement for certain acquisition transactions and other matters, that make it more difficult for a third party to gain control or acquire us without the consent of the board of directors. These provisions could also discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions. To the extent that these provisions make these actions more difficult and make us a less attractive takeover candidate, they may not always be in our best interests or in the best interests of our shareholders, and in some circumstances may prevent holders of our common stock from receiving a takeover premium.

GENERAL RISKS

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Although the Company does not itself own or lease real property, the Bank owns and leases various properties for its banking operations. All of the Bank’s offices are located in Vermont, other than its loan production office in Grafton County, New Hampshire.

The Company’s administrative offices are located at the main offices of the Bank on U.S. Route 5 in Derby, Vermont, with total office space of approximately 34,000 square feet, including retail banking offices, an operations center as well as a community room used by the Bank for meetings and various functions. This community room has a secure outside access making it possible for the Bank to offer it to non-profit organizations after banking hours free of charge. This office is equipped with a remote drive-up facility and a drive-up ATM as well as an inside lobby ATM.

In addition to its main office, the Company currently owns or leases the following premises in six Vermont counties and one New Hampshire County:

Office Location[1]	Owned	Leased	CFSG Office[2]

Caledonia County, VT
St. Johnsbury (Route 5)		X
Lyndon (Memorial Drive)		X	X

Chittenden County, VT
Burlington (Shelburne Road)[3]		X

Franklin County, VT
Enosburg Falls (Sampsonville Road)	X

Grafton County, NH
Lebanon, NH (367 Route 120)[3]		X

Lamoille County, VT
Morrisville (Route 15 West)		X

Orleans County, VT
Barton (Church Street)	X
Derby Line (Main Street)	X
Island Pond (Route 105)		X
Newport (Main Street)	X
Troy (Route 101)	X

Washington County, VT
Barre (North Main Street)	X		X
Montpelier (State Street) [4]		X

1 All listed locations are operating bank branch offices, except as otherwise noted in footnote 3.

2 The Bank leases space at two of its branch locations to its affiliated trust and investment management affiliate, CFSG.

3 Loan production offices (LPO), in Chittenden County, in eastern Vermont and Grafton County, in western New Hampshire.

4 The Bank’s lease at 95 State Street expired on December 31, 2020 and was on a month by month lease agreement through March 31, 2021. As of February, 2021, the Bank now occupies and leases a newly remodeled branch office located at 99 State Street.

The Company maintains ATMs at the main office and all branch locations.

All of the Company’s owned premises are free and clear of any mortgages or encumbrances and, in management’s view, all locations are suitable for conducting the Bank’s business.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company or the Bank is a party or of which any of its property is the subject, other than routine litigation incidental to its banking business, none of which, in the opinion of management, is material to the Company’s consolidated operations or financial condition.

Item 4. Mine Safety Disclosures

Not Applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the trading market in, market price of, and dividends paid on, the Company’s common stock is incorporated by reference to the section of the 2020 Annual Report under the caption “Common Stock Performance by Quarter” immediately following the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed as Exhibit 13 to this report. The balance of the information required by item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies under applicable SEC disclosure rules, as amended in 2018 Release Nos. 33-10513 and 34-83550.

The following table provides information as to the purchases of the Company’s common stock during the three months ended December 31, 2020, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)	Per Share

October 1 - October 31	1,367	$13.00
November 1 - November 30	0	0.00
December 1 - December 31	0	0.00
Total	1,367	$13.00

1)	All 1,367 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of the Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

Item 6. Selected Financial Data

Omitted, in accordance with (i) the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 and 34-83550, and (ii) the repeal of Item 301 of Regulation S-K adopted in SEC Release Nos. 33-10890 and 34-90459.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the section of the 2020 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” immediately following the “Notes to Consolidated Financial Statements”, filed as Exhibit 13 to this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 and 34-83550.

Item 8. Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry Dunn McNeil & Parker, LLC are incorporated herein by reference from the 2020 Annual Report, filed as Exhibit 13 to this report.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). As of December 31, 2020, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of December 31, 2020 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Management’s Report on Internal Control Over Financial Reporting

The Management of the Company is responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this Form 10-K. Management is also responsible for establishing and maintaining adequate internal control over financial reporting and for identifying the framework used to evaluate its effectiveness. Management has designed processes, internal control and a business culture that foster financial integrity and accurate reporting. The Company’s comprehensive system of internal control over financial reporting was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with generally accepted accounting principles. The Company’s accounting policies and internal control over financial reporting, established and maintained by Management, are under the general oversight of the Company’s Board of Directors, including the Board of Directors’ Audit Committee.

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2020. The standard measures adopted by Management in making its evaluation are the measures in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, Management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

In accordance with relief granted to non-accelerated filers as defined in SEC Release No. 34-88365, this Annual Report does not contain an attestation report of the Company’s independent registered public accounting firm regarding management’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The following is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting.

Listing of the names, ages, principal occupations, business experience and specific qualifications of the incumbent directors and nominees under the caption “PROPOSAL I - ELECTION OF DIRECTORS.”

Listing of the names, ages, titles and business experience of the executive officers under the caption EXECUTIVE OFFICERS.”

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the caption “SHARE OWNERSHIP INFORMATION -Section 16(a) Beneficial Ownership Reporting Compliance.”

Information regarding changes in the Company’s procedures for submission of director nominations by shareholders under the caption “SHAREHOLDER NOMINATIONS AND OTHER PROPOSALS.”

Information regarding whether a member of the Audit Committee qualifies as an audit committee financial expert under applicable SEC rules, under the caption “CORPORATE GOVERNANCE - Board Committees.”

The Code of Ethics for Senior Financial Officers and the Principal Executive Officer is available on the Company’s website at www.communitybancorpvt.com. The Code is also listed as Exhibit 14 to this report and incorporated by reference to a prior filing with the SEC. There were no waivers of any provision of the Code during 2020.

Item 11. Executive Compensation

The following is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting:

Information regarding compensation of directors under the captions “PROPOSAL I - ELECTION OF DIRECTORS - Directors’ Fees and Other Compensation” and “-Directors’ Deferred Compensation Plan.”

Information regarding executive compensation and benefit plans under the caption “EXECUTIVE COMPENSATION.”

The information required under paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 and 34-83550.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting:

Information regarding the share ownership of management and principal shareholders under the caption “SHARE OWNERSHIP INFORMATION.”

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting:

Information regarding transactions with management under the caption “CORPORATE GOVERNANCE -Transactions with Management.”

Information regarding the independence of directors under the caption “CORPORATE GOVERNANCE – Director Independence.”

Item 14. Principal Accounting Fees and Services

The following is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting under the caption “PROPOSAL 2 - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors”:

Fees paid to the principal accountant for various audit functions including, but not limited to, the audit of the annual financial statements in the Company’s Form 10-K Report and review of the financial statements in the Company’s Form 10-Q Reports.

Description of the audit committee’s pre-approval policies and procedures required by paragraph (c) (7)(I) of rule 2-01of Regulation S-X.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

The following are included in this report and are incorporated by reference to the 2020 Annual Report, filed as Exhibit 13 to this report:

Consolidated Balance Sheets at December 31, 2020 and 2019

Consolidated Statements of Income for the years ended December 31, 2020 and 2019

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

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

Exhibit 3(iii) -	Amended and Restated By-laws of Community Bancorp. as amended and restated through July 15, 2020, filed as Exhibit 3.1 in the Company’s Form 8-K Report filed on July 20, 2020.
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

Exhibit 4(iii) –	Description of Common Stock, filed as Exhibit 4(iii) to the Company’s Form 10-K Report filed on March 16, 2020.
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

Exhibit 10(vi)* -	Change in Control Agreement for Executive Vice President (Company), Chief Operating Officer (Bank), filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on June 23, 2015.

Exhibit 10(vii)* -	Change in Control Agreement for Treasurer (Company), Senior Vice President and Chief Financial Officer (Bank), filed as Exhibit 10.2 to the Company’s Form 8-K Report filed on June 23, 2015.
Exhibit 10(viii) * -	Change in Control Agreement for Vice President (Company), Senior Vice President and Chief Credit Officer (Bank), filed as Exhibit 10.3 to the Company’s Form 8-K Report filed on June 23, 2015.
Exhibit 14 –	Amended Code of Ethics for Senior Financial Officers and the Principal Executive Officer, filed as Exhibit 14 to the Company’s Form 8-K Report on July 12, 2010.

The following exhibits are filed as part of this report:

Exhibit 13 -	Portions of the 2020 Annual Report, specifically incorporated by reference into this report.
Exhibit 21 -	Subsidiaries of Community Bancorp.
Exhibit 23 -	Consent of Berry Dunn McNeil & Parker, LLC
Exhibit 31(i) -	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(ii) -	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(i) -	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(ii) -	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101--

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income; (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2020 and 2019.

* Denotes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP.
/s/ Kathryn M. Austin	Date: March 25, 2021
Kathryn M. Austin, President and Chief
Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kathryn M. Austin	Date: March 25, 2021
Kathryn M. Austin, President and Chief
Executive Officer (Principal Executive Officer)

/s/ Louise M. Bonvechio	Date: March 25, 2021
Louise M. Bonvechio, Corporate Secretary and
Treasurer (Principal Financial Officer)

/s/ Candace A. Patenaude	Date: March 25, 2021
Candace A. Patenaude
(Principal Accounting Officer)

COMMUNITY BANCORP. DIRECTORS
/s/ Thomas E. Adams	Date: March 25, 2021
Thomas E. Adams

/s/ Kathryn M. Austin	Date: March 25, 2021
Kathryn M. Austin

/s/ Bruce Baker	Date: March 25, 2021
Bruce Baker

/s/ David M. Bouffard	Date: March 25, 2021
David M. Bouffard

/s/ Aminta K. Conant	Date: March 25, 2021
Aminta K. Conant

/s/ Jacques R. Couture	Date: March 25, 2021
Jacques R. Couture

/s/ David P. Laforce	Date: March 25, 2021
David P. Laforce

/s/ Rosemary M. Lalime	Date: March 25, 2021
Rosemary M. Lalime

/s/ Stephen P. Marsh	Date: March 25, 2021
Stephen P. Marsh, Board Chair

/s/ Emma Marvin	Date: March 25, 2021
Emma Marvin

/s/ Jeffrey L. Moore	Date: March 25, 2021
Jeffrey L. Moore

/s/ Dorothy R. Mitchell	Date: March 25, 2021
Dorothy R. Mitchell

/s/ Frederic Oeschger	Date: March 25, 2021
Fredric Oeschger

/s/ James G. Wheeler, Jr.	Date: March 25, 2021
James G. Wheeler, Jr.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

COMMUNITY BANCORP.

EXHIBITS

EXHIBIT INDEX*

Exhibit 13	Portions of the 2020 Annual Report, specifically incorporated by reference into this report.

Exhibit 21	Subsidiaries of Community Bancorp.

Exhibit 23	Consent of Berry Dunn McNeil & Parker, LLC

Exhibit 31.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income; (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2020 and 2019.

* Other than exhibits incorporated by reference to prior filings.

** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

