Form 10-Q
period 2021-03-31
COMMUNITY BANCORP /VT
filed 2021-05-14
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

At May 05, 2021, there were 5,332,963 shares outstanding of the Corporation's common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	March 31,	December 31,
Consolidated Balance Sheets	2021	2020
	(Unaudited)

Assets
Cash and due from banks	$15,856,794	$10,850,787
Federal funds sold and overnight deposits	77,337,626	104,199,133
Total cash and cash equivalents	93,194,420	115,049,920
Securities available-for-sale	81,937,005	60,705,178
Restricted equity securities, at cost	1,446,550	1,446,550
Loans held-for-sale	534,200	130,400
Loans	729,489,639	709,355,330
Allowance for loan losses	(7,468,288)	(7,208,485)
Deferred net loan fees	(2,272,165)	(1,195,741)
Net loans	719,749,186	700,951,104
Bank premises and equipment, net	12,558,689	10,209,869
Accrued interest receivable	3,238,607	2,987,977
Bank owned life insurance	5,009,909	4,988,236
Goodwill	11,574,269	11,574,269
Other assets	8,279,416	10,189,781
Total assets	$937,522,251	$918,233,284

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$200,750,766	$185,954,976
Interest-bearing transaction accounts	235,970,715	242,902,715
Money market funds	123,553,734	115,546,064
Savings	136,022,332	124,555,124
Time deposits, $250,000 and over	16,452,919	16,488,963
Other time deposits	93,239,855	96,842,998
Total deposits	805,990,321	782,290,840
Borrowed funds	2,300,000	2,800,000
Repurchase agreements	32,099,458	38,727,312
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	6,159,927	4,239,419
Total liabilities	859,436,706	840,944,571

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 15 shares issued and outstanding
at 03/31/21 and 12/31/20 ($100,000 liquidation value, per share)	1,500,000	1,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,544,389
shares issued at 03/31/21 and 5,527,380 shares issued at 12/31/20	13,860,973	13,818,450
Additional paid-in capital	34,531,902	34,309,646
Retained earnings	31,212,004	29,368,046
Accumulated other comprehensive (loss) income	(396,557)	915,348
Less: treasury stock, at cost; 210,101 shares at 03/31/21 and 12/31/20	(2,622,777)	(2,622,777)
Total shareholders' equity	78,085,545	77,288,713
Total liabilities and shareholders' equity	$937,522,251	$918,233,284

Book value per common share outstanding	$14.36	$14.25

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended March 31,
Consolidated Statements of Income	2021	2020
(Unaudited)

Interest income
Interest and fees on loans	$8,253,296	$7,365,961
Interest on taxable debt securities	265,112	284,756
Dividends	10,619	24,425
Interest on federal funds sold and overnight deposits	87,883	97,010
Total interest income	8,616,910	7,772,152

Interest expense
Interest on deposits	705,244	1,249,537
Interest on borrowed funds	14,941	12,795
Interest on repurchase agreements	35,442	59,535
Interest on junior subordinated debentures	98,795	154,526
Total interest expense	854,422	1,476,393

Net interest income	7,762,488	6,295,759
Provision for loan losses	267,497	376,503
Net interest income after provision for loan losses	7,494,991	5,919,256

Non-interest income
Service fees	788,623	806,211
Income from sold loans	185,006	140,463
Other income from loans	183,274	220,467
Other income	415,328	186,566
Total non-interest income	1,572,231	1,353,707

Non-interest expense
Salaries and wages	1,975,003	1,886,316
Employee benefits	831,210	798,441
Occupancy expenses, net	744,720	683,235
Other expenses	1,814,118	1,725,227
Total non-interest expense	5,365,051	5,093,219

Income before income taxes	3,702,171	2,179,744
Income tax expense	676,470	318,505
Net income	$3,025,701	$1,861,239

Earnings per common share	$0.57	$0.35
Weighted average number of common shares
used in computing earnings per share	5,322,404	5,245,216
Dividends declared per common share	$0.22	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended March 31,
	2021	2020

Net income	$3,025,701	$1,861,239

Other comprehensive income, net of tax: Unrealized holding (loss) gain on securities AFS arising during the period	(1,660,640)	742,589
Tax effect	348,735	(155,943)
Other comprehensive (loss) income, net of tax	(1,311,905)	586,646
Total comprehensive income	$1,713,796	$2,447,885

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended March 31, 2021
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2021	$13,818,450	$1,500,000	$34,309,646	$29,368,046	$915,348	$(2,622,777)	$77,288,713

Issuance of common stock	42,523		222,256				264,779
Cash dividends declared
Common stock				(1,169,555)			(1,169,555)
Preferred stock				(12,188)			(12,188)
Comprehensive income
Net income				3,025,701			3,025,701
Other comprehensive loss					(1,311,905)		(1,311,905)

March 31, 2021	$13,860,973	$1,500,000	$34,531,902	$31,212,004	$(396,557)	$(2,622,777)	$78,085,545

	Three Months Ended March 31, 2020
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2020	$13,624,643	$1,500,000	$33,464,381	$22,667,949	$260,483	$(2,622,777)	$68,894,679

Issuance of common stock	40,465		213,812				254,277
Cash dividends declared
Common stock				(995,536)			(995,536)
Preferred stock				(17,813)			(17,813)
Comprehensive income
Net income				1,861,239			1,861,239
Other comprehensive income					586,646		586,646

March 31, 2020	$13,665,108	$1,500,000	$33,678,193	$23,515,839	$847,129	$(2,622,777)	$70,583,492

*Accumulated other comprehensive income (loss)

The accompanying notes are an integral part of these consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three Months Ended March 31,
	2021	2020

Cash Flows from Operating Activities:
Net income	$3,025,701	$1,861,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, bank premises and equipment	259,449	232,759
Provision for loan losses	267,497	376,503
Deferred income tax	16,608	(61,497)
Gain on sale of loans	(114,211)	(51,183)
Gain on sale of OREO	0	(7,799)
Loss (income) from CFS Partners	1,693,014	(91,909)
Amortization of bond premium, net	95,456	13,315
Proceeds from sales of loans held for sale	2,145,611	3,736,533
Originations of loans held for sale	(2,435,200)	(4,352,350)
Increase in taxes payable	569,100	295,831
Increase in interest receivable	(250,630)	(553,999)
Decrease in mortgage servicing rights	38,280	24,285
Decrease in right-of-use assets	49,031	60,825
Decrease in operating lease liabilities	(49,198)	(60,219)
Increase in other assets	(148,665)	(143,340)
Increase in cash surrender value of BOLI	(21,673)	(21,078)
Amortization of limited partnerships	90,762	84,171
Change in net deferred loan fees and costs	1,076,424	6,777
Decrease in interest payable	(12,953)	(6,398)
Decrease in accrued expenses	(420,431)	(411,204)
Increase (decrease) in other liabilities	3,175	(23,573)
Net cash provided by operating activities	5,877,147	907,689

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	4,383,743	5,817,816
Purchases	(27,371,666)	(992,000)
Proceeds from redemption of restricted equity securities	0	361,600
Purchases of restricted equity securities	0	(344,700)
Decrease in limited partnership contributions payable	(150,000)	(288,000)
Increase in loans, net	(20,167,317)	(27,559,512)
Capital expenditures net of proceeds from sales of bank premises and equipment	(2,657,300)	(123,900)
Proceeds from sales of OREO	0	193,299
Recoveries of loans charged off	25,314	17,530
Net cash used in investing activities	(45,937,226)	(22,917,867)

7

	2021	2020
Cash Flows from Financing Activities:
Net increase (decrease) in demand and interest-bearing transaction accounts	7,863,790	(1,133,474)
Net increase in money market and savings accounts	19,474,878	9,922,848
Net decrease in time deposits	(3,639,187)	(5,666,046)
Net decrease in repurchase agreements	(6,627,854)	(10,279,113)
Net increase in short-term borrowings	0	20,000,000
Repayments on long-term borrowings	(500,000)	0
Increase (decrease) in finance lease obligations	2,388,819	(14,987)
Dividends paid on preferred stock	(12,188)	(17,813)
Dividends paid on common stock	(743,679)	(732,972)
Net cash provided by financing activities	18,204,579	12,078,443

Net decrease in cash and cash equivalents	(21,855,500)	(9,931,735)
Cash and cash equivalents : Beginning	115,049,920	48,562,212
Cash and cash equivalents: Ending	$93,194,420	$38,630,477

Supplemental Schedule of Cash Paid During the Period:
Interest	$867,375	$1,482,791

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized (loss) gain on securities AFS	$(1,660,640)	$742,589

Common Shares Dividends Paid:
Dividends declared	$1,169,555	$995,536
Increase in dividends payable attributable to dividends declared	(161,097)	(8,287)
Dividends reinvested	(264,779)	(254,277)
	$743,679	$732,972

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Consolidation and Certain Definitions

Basis of Presentation and Consolidation. The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial condition and results of operations of the Company and its subsidiary, Community National Bank (the Bank), contained herein have been made. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 contained in the Company's Annual Report on Form 10-K. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for any other interim period or the full annual period ending December 31, 2021.

There were no reclassifications to the consolidated financial statements for the periods presented.

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

ABS:	Asset backed security	FASB:	Financial Accounting Standards Board
ACBB:	Atlantic Community Bankers Bank	FDIC:	Federal Deposit Insurance Corporation
AFS:	Available-for-sale	FHLBB:	Federal Home Loan Bank of Boston
Agency MBS:	MBS issued by a US government agency	FHLMC:	Federal Home Loan Mortgage Corporation
	or GSE	FOMC:	Federal Open Market Committee
ALCO:	Asset Liability Committee	FRB:	Federal Reserve Board
ALL:	Allowance for loan losses	FRBB:	Federal Reserve Bank of Boston
AOCI:	Accumulated other comprehensive income	GAAP:	Generally Accepted Accounting Principles
ASC:	Accounting Standards Codification		in the United States
ASU:	Accounting Standards Update	GSE:	Government sponsored enterprise
ATS:	Automatic transfer service	HTM:	Held-to-maturity
Bancorp:	Community Bancorp.	ICS:	Insured Cash Sweeps of the Promontory
Bank:	Community National Bank		Interfinancial Network
BHG	Bankers Healthcare Group	IRS:	Internal Revenue Service
BIC:	Borrower-in-Custody	JNE:	Jobs for New England
Board:	Board of Directors	Jr:	Junior
BOLI:	Bank owned life insurance	MBS:	Mortgage-backed security
bp or bps:	Basis point(s)	MPF:	Mortgage Partnership Finance
BSA	Bank Secrecy Act	MSRs:	Mortgage servicing rights
CARES ACT:	Coronavirus Aid Relief and Economic	NII:	Net interest income
	Security Act	OAS:	Other amortizing security
CBLR:	Community Bank Leverage Ratio	OCI:	Other comprehensive income (loss)
CDARS:	Certificate of Deposit Accounts Registry	OREO:	Other real estate owned
	Service of the Promontory Interfinancial	OTTI:	Other-than-temporary impairment
	Network	PMI:	Private mortgage insurance
CDs:	Certificates of deposit	PPP:	Paycheck Protection Program
CDI:	Core deposit intangible	PPPLF:	PPP Liquidity Facility of the FRBB
CECL:	Current Expected Credit Loss	RD:	USDA Rural Development
CFSG:	Community Financial Services Group, LLC	SBA:	U.S. Small Business Administration
CFS Partners:	Community Financial Services Partners,	SEC:	U.S. Securities and Exchange Commission
	LLC	SERP:	Supplemental Employee Retirement Plan
CMO	Collateralize Mortgage Obligation	TDR:	Troubled-debt restructuring
Company:	Community Bancorp. and Subsidiary	USDA:	U.S. Department of Agriculture
COVID-19:	Coronavirus Disease 2019	VA:	U.S. Veterans Administration
CRE:	Commercial Real Estate	2017 Tax Act:	Tax Cut and Jobs Act of 2017
DDA or DDAs:	Demand Deposit Account(s)	2018	Economic Growth, Regulatory Relief and
DTC:	Depository Trust Company	Regulatory	Consumer Protection Act of 2018
DRIP:	Dividend Reinvestment Plan	Relief Act:
Exchange Act:	Securities Exchange Act of 1934

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

In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00 percent on March 3, 2020 for the first time. On March 3, 2020, the FOMC reduced the targeted federal funds interest rate range by 50 bps to a range of 1.00% to 1.25%. This range was further reduced to a range of 0 percent to 0.25% on March 16, 2020. On April 29, 2020, the FOMC indicated that the federal funds target rate range will remain unchanged until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals. Since that time, the FOMC has repeatedly reiterated that position, most recently in April, 2021.

The duration of these reductions in interest rates and other effects of the COVID-19 pandemic could adversely affect the Company's business, financial condition and results of operations in future periods. Due to the inherent economic and other uncertainties related to the COVID-19 pandemic, it is reasonably possible that estimates made in the Company’s consolidated financial statements could be materially and adversely impacted as a result of the pandemic, including expected credit losses on loan receivables.

Note 3. Recent Accounting Developments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss, or CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale, which will require that credit losses on those securities be recorded through an allowance for credit losses rather than a write-down. The ASU may have a material impact on the Company's consolidated financial statements upon adoption as it will require a change in the Company's methodology for calculating its ALL and allowance on unused commitments. The Company will transition from an incurred loss model to an expected loss model, which may result in an increase in the ALL upon adoption and may negatively impact the Company’s and the Bank's regulatory capital ratios. The Company has formed a committee to assess the implications of this new pronouncement and transitioned to a software solution for preparing the ALL calculation and related reports that management believes provides the Company with stronger data integrity, ease and efficiency in ALL preparation. The new software solution also provides numerous training opportunities for the appropriate personnel within the Company. The Company has gathered and is continuing to analyze the historical data to serve as a basis for estimating the ALL under CECL and continues to evaluate the anticipated impact of the adoption of the ASU on its consolidated financial statements. As initially proposed, the ASU was to be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. However, on October 16, 2019, the FASB approved an extended effective date for compliance with the ASU by smaller reporting companies, which are now required to comply with the ASU for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company qualifies for this extension and does not intend to early adopt the ASU at this time. Management will continue to evaluate the Company’s CECL compliance and implementation timetable in light of the extension.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is assessing ASU No. 2020-04 and its impact on the transition away from LIBOR for its financial instruments.

In March and April, 2020, federal banking regulators issued interagency guidance on accounting for loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term (that is, six months or less) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant, provided that the loan is less than 30 days past due at the time a modification program is implemented. The banking agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC No. 310-40, Receivables - Troubled Debt Restructurings by Creditors. Additionally, a provision of the CARES Act enacted in March 2020 provides that COVID-19 related loan modifications (including modifications that are not short-term) made to a loan between March 1, 2020 and the earlier of December 31, 2020 or the sixtieth day after the end of the COVID-19 emergency declared by the President will not require the loan to be treated as a TDR under GAAP, so long as the modified loan was not past due as of December 31, 2019. On December 27, 2020, the Consolidated Appropriations Act 2021 (CAA) extended the date for COVID-19 related loan modifications from December 31, 2020 to January 1, 2022.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended March 31,	2021	2020

Net income, as reported	$3,025,701	$1,861,239
Less: dividends to preferred shareholders	12,188	17,813
Net income available to common shareholders	$3,013,513	$1,843,426
Weighted average number of common shares
used in calculating earnings per share	5,322,404	5,245,216
Earnings per common share	$0.57	$0.35

Note 5. Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2021
U.S. GSE debt securities	$11,005,847	$124,440	$151,334	$10,978,953
Agency MBS	60,959,754	250,840	1,062,593	60,148,001
ABS and OAS	2,306,609	97,749	0	2,404,358
CMO	987,766	0	29,445	958,321
Other investments	7,179,000	268,372	0	7,447,372
Total	$82,438,976	$741,401	$1,243,372	$81,937,005

December 31, 2020
U.S. GSE debt securities	$8,007,142	$165,934	$3,245	$8,169,831
Agency MBS	40,861,370	547,930	30,951	41,378,349
ABS and OAS	2,508,997	160,999	0	2,669,996
Other investments	8,169,000	318,002	0	8,487,002
Total	$59,546,509	$1,192,865	$34,196	$60,705,178

Investments pledged as collateral for repurchase agreements consisted of U.S. GSE debt securities, Agency MBS, ABS and OAS, CMO and CDs. These repurchase agreements mature daily. These investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

March 31, 2021	$75,259,976	$74,489,633
December 31, 2020	59,546,509	60,705,178

There were no sales of debt securities for the first three months of 2021 or 2020.

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
March 31, 2021
Due in one year or less	$1,485,000	$1,501,316
Due from one to five years	5,694,000	5,946,056
Due from five to ten years	13,296,229	13,318,515
Due after ten years	1,003,993	1,023,117
Agency MBS	60,959,754	60,148,001
Total	$82,438,976	$81,937,005

December 31, 2020
Due in one year or less	$2,227,000	$2,247,603
Due from one to five years	5,942,000	6,239,399
Due from five to ten years	9,511,476	9,801,921
Due after ten years	1,004,663	1,037,906
Agency MBS	40,861,370	41,378,349
Total	$59,546,509	$60,705,178

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
March 31, 2021
U.S. GSE debt securities	$4,850,521	$151,334	$0	$0	5	$4,850,521	$151,334
Agency MBS	49,811,051	1,056,609	302,533	5,984	34	50,113,584	1,062,593
CMO	958,321	29,445	0	0	6	958,321	29,445
Total	$55,619,893	$1,237,388	$302,533	$5,984	45	$55,922,426	$1,243,372

December 31, 2020
U.S. GSE debt securities	$1,999,234	$3,245	$0	$0	2	$1,999,234	$3,245
Agency MBS	2,076,167	19,845	520,546	11,106	6	2,596,713	30,951
Total	$4,075,401	$23,090	$520,546	$11,106	8	$4,595,947	$34,196

The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates its debt securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition. As of March 31, 2021 and December 31, 2020, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be OTTI.

Note 6. Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	March 31,	December 31,
	2021	2020

Commercial & industrial	$188,443,623	$161,067,501
Commercial real estate	278,483,091	280,544,550
Municipal	52,207,213	54,807,367
Residential real estate - 1st lien	169,810,218	170,507,263
Residential real estate - Jr lien	36,878,573	38,147,659
Consumer	3,666,921	4,280,990
Total loans	729,489,639	709,355,330
Deduct:
ALL	7,468,288	7,208,485
Deferred net loan fees	2,272,165	1,195,741
Net loans	$719,749,186	$700,951,104

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

		90 Days	Total			Non-Accrual	90 Days or More and
March 31, 2021	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$586,017	$0	$586,017	$187,857,606	$188,443,623	$437,904	$0
Commercial real estate	387,005	458,299	845,304	277,637,787	278,483,091	1,597,427	119,394
Municipal	0	0	0	52,207,213	52,207,213	0	0
Residential real estate
- 1st lien	2,126,285	955,890	3,082,175	166,728,043	169,810,218	1,448,109	413,575
- Jr lien	66,595	111,747	178,342	36,700,231	36,878,573	188,787	76,649
Consumer	5,627	0	5,627	3,661,294	3,666,921	0	0
Totals	$3,171,529	$1,525,936	$4,697,465	$724,792,174	$729,489,639	$3,672,227	$609,618

		90 Days	Total			Non-Accrual	90 Days or More and
December 31, 2020	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$119,413	$0	$119,413	$160,948,088	$161,067,501	$434,196	$0
Commercial real estate	127,343	567,957	695,300	279,849,250	280,544,550	1,875,942	0
Municipal	0	0	0	54,807,367	54,807,367	0	0
Residential real estate
- 1st lien	1,872,439	828,344	2,700,783	167,806,480	170,507,263	2,173,315	390,288
- Jr lien	18,322	180,711	199,033	37,948,626	38,147,659	191,311	98,889
Consumer	14,388	0	14,388	4,266,602	4,280,990	0	0
Totals	$2,151,905	$1,577,012	$3,728,917	$705,626,413	$709,355,330	$4,674,764	$489,177

For all loan segments, loans over 30 days past due are considered delinquent.

As of the balance sheet dates presented, residential mortgage loans in process of foreclosure consisted of the following:

	Number of loans	Balance

March 31, 2021	6	$310,137
December 31, 2020	6	312,807

A state-imposed moratorium on residential foreclosure proceedings adopted in April 2020 in response to the COVID-19 pandemic, remained in effect in Vermont as of March 31, 2021.

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

Loss ratios are calculated by loan segment using appropriate look back periods. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment in the current economic climate. During periods of economic stability, a relatively longer period (e.g., five years) may be appropriate. During periods of significant expansion or contraction, the Company may appropriately shorten the historical time period. Due primarily to the effects of COVID-19, during 2020 the Company shortened its look back period to one year, which remained in effect as of March 31, 2021.

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

Commercial & Industrial - Loans in this segment include commercial and industrial loans and to a lesser extent loans to finance agricultural production. Commercial loans are made to businesses and are generally secured by assets of the business, including trade assets and equipment. While not the primary collateral, in many cases these loans may also be secured by the real estate of the business. Repayment is expected from the cash flows of the business. A weakened economy, soft consumer spending, unfavorable foreign trade conditions and the rising cost of labor or raw materials are examples of issues that can impact the credit quality in this segment.

Commercial Real Estate - Loans in this segment are principally made to businesses and are generally secured by either owner-occupied, or non-owner occupied CRE. A relatively small portion of this segment includes farm loans secured by farm land and buildings. As with commercial and industrial loans, repayment of owner-occupied CRE loans is expected from the cash flows of the business and the segment would be impacted by the same risk factors as commercial and industrial loans. The non-owner occupied CRE portion includes both residential and commercial construction loans, vacant land and real estate development loans, multi-family dwelling loans and commercial rental property loans. Repayment of construction loans is expected from permanent financing takeout; the Company generally requires a commitment or eligibility for the take-out financing prior to construction loan origination. Real estate development loans are generally repaid from the sale of the subject real property as the project progresses. Construction and development lending entail additional risks, including the project exceeding budget, not being constructed according to plans, not receiving permits, or the pre-leasing or occupancy rate not meeting expectations. Repayment of multi-family loans and commercial rental property loans is expected from the cash flow generated by rental payments received from the individuals or businesses occupying the real estate. CRE loans are impacted by factors such as competitive market forces, vacancy rates, cap rates, net operating incomes, lease renewals and overall economic demand. In addition, loans in the recreational and tourism sector can be affected by weather conditions, such as unseasonably low winter snowfalls. CRE lending also carries a higher degree of environmental risk than other real estate lending.

Municipal - Loans in this segment are made to local municipalities, attributable to municipal financing transactions and backed by the full faith and credit of town governments or dedicated governmental revenue sources, with no historical losses recognized by the Company.

Residential Real Estate - 1st Lien - Loans in this segment are collateralized by first mortgages on 1 - 4 family owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, has an impact on the credit quality of this segment.

Residential Real Estate - Jr Lien - Loans in this segment are collateralized by junior lien mortgages on 1 - 4 family residential real estate and repayment is primarily dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, has an impact on the credit quality of this segment.

Consumer - Loans in this segment are made to individuals for consumer and household purposes. This segment includes both loans secured by automobiles and other consumer goods, as well as loans that are unsecured. This segment also includes overdrafts, which are extensions of credit made to both individuals and businesses to cover temporary shortages in their deposit accounts and are generally unsecured. The Company maintains policies restricting the size and term of these extensions of credit. The overall health of the economy, including unemployment rates, has an impact on the credit quality of this segment.

Specific component

The specific component of the ALL relates to loans that are impaired. Impaired loans are loans to a borrower that in the aggregate are greater than $100,000and that are in non-accrual status or are TDRs regardless of amount. A specific allowance is established for an impaired loan when its estimated fair value or net present value of future cash flows is less than the carrying value of the loan. For all loan segments, except consumer loans, a loan is considered impaired when, based on current information and events, in management’s estimation it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant or temporary payment delays and payment shortfalls generally are not classified as impaired. Management evaluates the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and frequency of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

The tables below summarize changes in the ALL and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended March 31, 2021

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$842,547	$3,854,153	$82,211	$1,735,304	$234,896	$60,461	$398,913	$7,208,485
Charge-offs	(18,847)	0	0	0	0	(14,161)	0	(33,008)
Recoveries	4,761	7,000	0	1,567	528	11,458	0	25,314
Provision (credit)	60,170	(37,468)	1,320	(69,277)	(32,112)	(18,136)	363,000	267,497
ALL ending balance	$888,631	$3,823,685	$83,531	$1,667,594	$203,312	$39,622	$761,913	$7,468,288

ALL evaluated for impairment
Individually	$0	$0	$0	$119,306	$255	$0	$0	$119,561
Collectively	888,631	3,823,685	83,531	1,548,288	203,058	39,621	761,913	7,348,727
Total	$888,631	$3,823,685	$83,531	$1,667,594	$203,313	$39,621	$761,913	$7,468,288

Loans evaluated for impairment
Individually	$420,974	$1,645,678	$0	$4,394,274	$143,333	$0		$6,604,259
Collectively	188,022,649	276,837,413	52,207,213	165,415,944	36,735,240	3,666,921		722,885,380
Total	$188,443,623	$278,483,091	$52,207,213	$169,810,218	$36,878,573	$3,666,921		$729,489,639

As of or for the year ended December 31, 2020

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$836,766	$3,181,646	$0	$1,388,564	$289,684	$51,793	$178,038	$5,926,491
Charge-offs	(39,148)	(34,200)	0	(203,623)	(28,673)	(74,327)	0	(379,971)
Recoveries	1,087	20,000	0	12,856	5,809	33,213	0	72,965
Provision (credit)	43,842	686,707	82,211	537,507	(31,924)	49,782	220,875	1,589,000
ALL ending balance	$842,547	$3,854,153	$82,211	$1,735,304	$234,896	$60,461	$398,913	$7,208,485

ALL evaluated for impairment
Individually	$0	$0	$0	$108,474	$307	$0	$0	$108,781
Collectively	842,547	3,854,153	82,211	1,626,830	234,589	60,461	398,913	7,099,704
Total	$842,547	$3,854,153	$82,211	$1,735,304	$234,896	$60,461	$398,913	$7,208,485

Loans evaluated for impairment
Individually	$414,266	$1,943,723	$0	$4,657,050	$135,053	$0		$7,150,092
Collectively	160,653,235	278,600,827	54,807,367	165,850,213	38,012,606	4,280,990		702,205,238
Total	$161,067,501	$280,544,550	$54,807,367	$170,507,263	$38,147,659	$4,280,990		$709,355,330

As of or for the three months ended March 31, 2020

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$836,766	$3,181,646	$0	$1,388,564	$289,684	$51,793	$178,038	$5,926,491
Charge-offs	0	0	0	(77,696)	(28,673)	(27,391)	0	(133,760)
Recoveries	0	0	0	3,334	3,367	10,829	0	17,530
Provision (credit)	30,901	141,408	0	163,074	21,403	18,486	1,231	376,503
ALL ending balance	$867,667	$3,323,054	$0	$1,477,276	$285,781	$53,717	$179,269	$6,186,764

ALL evaluated for impairment
Individually	$0	$0	$0	$119,355	$477	$0	$0	$119,832
Collectively	867,667	3,323,054	0	1,357,921	285,304	53,717	179,269	6,066,932
Total	$867,667	$3,323,054	$0	$1,477,276	$285,781	$53,717	$179,269	$6,186,764

Loans evaluated for impairment
Individually	$392,187	$1,650,748	$0	$4,781,243	$314,521	$0		$7,138,699
Collectively	108,066,217	255,163,954	59,649,823	158,547,023	41,716,277	4,132,697		627,275,991
Total	$108,458,404	$256,814,702	$59,649,823	$163,328,266	$42,030,798	$4,132,697		$634,414,690

Impaired loans, by portfolio segment, were as follows:

	As of March 31, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment(1)	Balance	Allowance	Investment(1)(2)	Recognized(2)

Related allowance recorded
Residential real estate
1st lien	$1,159,129	$1,196,306	$119,306	$1,029,855	$18,650
Jr lien	4,466	4,463	255	4,622	117
Total with related allowance	1,163,595	1,200,769	119,561	1,034,477	18,767

No related allowance recorded
Commercial & industrial	420,975	485,396		417,620	204
Commercial real estate	1,645,921	2,103,732		1,794,967	2,044
Residential real estate
1st lien	3,269,662	4,132,986		3,529,314	46,958
Jr lien	138,870	180,547		134,574	0
Total with no related allowance	5,475,428	6,902,661		5,876,475	49,206

Total impaired loans	$6,639,023	$8,103,430	$119,561	$6,910,952	$67,973

(1)	Recorded investment in impaired loans as of March 31, 2021 includes accrued interest receivable and deferred net loan costs of $34,764.

(2)	For the three months ended March 31, 2021.

	As of December 31, 2020
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment(1)	Balance	Allowance	Investment(1)(2)	Recognized(2)

Related allowance recorded
Residential real estate
1st lien	$900,581	$950,063	$108,474	$889,262	$72,713
Jr lien	4,777	4,775	307	5,416	541
Total with related allowance	905,358	954,838	108,781	894,678	73,254

No related allowance recorded
Commercial & industrial	414,266	471,405		397,136	6,396
Commercial real estate	1,944,013	2,394,284		1,746,430	14,139
Residential real estate
1st lien	3,788,965	4,607,848		3,878,829	230,838
Jr lien	130,279	169,720		163,750	4,524
Total with no related allowance	6,277,523	7,643,257		6,186,145	255,897

Total impaired loans	$7,182,881	$8,598,095	$108,781	$7,080,823	$329,151

(1)	Recorded investment in impaired loans as of December 31, 2020 includes accrued interest receivable and deferred net loan costs of $32,789.

(2)	For the year ended December 31, 2020.

	As of March 31, 2020
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment(1)	Balance	Allowance	Investment (1)(2)	Recognized(2)
Related allowance recorded
Residential real estate
1st lien	$968,459	$991,113	$119,355	$923,449	$20,431
Jr lien	5,686	5,683	477	5,904	144
Total with related allowance	974,145	996,796	119,832	929,353	20,575

No related allowance recorded
Commercial & industrial	392,187	424,442		406,560	0
Commercial real estate	1,651,247	2,004,694		1,675,509	3,542
Residential real estate
1st lien	3,834,253	4,609,223		3,724,607	51,612
Jr lien	308,838	350,313		229,405	0
Total with no related allowance	6,186,525	7,388,672		6,036,081	55,154

Total impaired loans	$7,160,670	$8,385,468	$119,832	$6,965,434	$75,729

(1)	Recorded investment in impaired loans as of March 31, 2020 includes accrued interest receivable and deferred net loan costs of $21,971.

(2)	For the three months ended March 31, 2020.

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

Group A loans - Acceptable Risk - are loans that are expected to perform as agreed under their respective terms. Such loans carry a normal level of risk that does not require management attention beyond that warranted by the loan or loan relationship characteristics, such as loan size or relationship size. Group A loans include commercial purpose loans that are individually risk rated and retail loans that are rated by pool. Group A retail loans include performing consumer and residential real estate loans. Residential real estate loans are loans to individuals secured by 1-4 family homes, including first mortgages, home equity and home improvement loans. Loan balances fully secured by deposit accounts or that are fully guaranteed by the federal government are considered acceptable risk.

Group B loans - Management Involved - are loans that require greater attention than the acceptable risk loans in Group A. Characteristics of such loans may include, but are not limited to, borrowers that are experiencing negative operating trends such as reduced sales or margins, borrowers that have exposure to adverse market conditions such as increased competition or regulatory burden, or borrowers that have had unexpected or adverse changes in management. These loans have a greater likelihood of migrating to an unacceptable risk level if these characteristics are left unchecked. Group B is limited to commercial purpose loans that are individually risk rated.

Group C loans - Unacceptable Risk - are loans that have distinct shortcomings that require a greater degree of management attention. Examples of these shortcomings include a borrower's inadequate capacity to service debt, poor operating performance, or insolvency. These loans are more likely to result in repayment through collateral liquidation. Group C loans range from those that are likely to sustain some loss if the shortcomings are not corrected, to those for which loss is imminent and non-accrual treatment is warranted. Group C loans include individually rated commercial purpose loans and retail loans adversely rated in accordance with the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification Policy. Group C retail loans include 1-4 family residential real estate loans and home equity loans past due 90 days or more with loan-to-value ratios greater than 60%, home equity loans 90 days or more past due where the Bank does not hold first mortgage, irrespective of loan-to-value, loans in bankruptcy where repayment is likely but not yet established, and lastly consumer loans that are 90 days or more past due.

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of March 31, 2021

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$184,463,009	$263,134,345	$52,207,213	$167,435,341	$36,584,488	$3,666,921	$707,491,317
Group B	796,373	9,908,005	0	0	0	0	10,704,378
Group C	3,184,241	5,440,741	0	2,374,877	294,085	0	11,293,944
Total	$188,443,623	$278,483,091	$52,207,213	$169,810,218	$36,878,573	$3,666,921	$729,489,639

As of December 31, 2020

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$156,748,590	$261,932,833	$54,807,367	$167,478,918	$37,850,056	$4,280,990	$683,098,754
Group B	998,641	12,784,078	0	0	0	0	13,782,719
Group C	3,320,270	5,827,639	0	3,028,345	297,603	0	12,473,857
Total	$161,067,501	$280,544,550	$54,807,367	$170,507,263	$38,147,659	$4,280,990	$709,355,330

Modifications of Loans and TDRs

A loan is classified as a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider.

The Company is deemed to have granted such a concession if it has modified a troubled loan in any of the following ways:

•	Reduced accrued interest;
•	Reduced the original contractual interest rate to a rate that is below the current market rate for the borrower;
•	Converted a variable-rate loan to a fixed-rate loan;
•	Extended the term of the loan beyond an insignificant delay;
•	Deferred or forgiven principal in an amount greater than three months of payments;
•	Performed a refinancing and deferred or forgiven principal on the original loan;
•	Capitalized protective advance to pay delinquent real estate taxes; or
•	Capitalized delinquent accrued interest.

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

The Company has adopted the TDR guidance issued by the federal banking agencies in March and April 2020 regarding the treatment of certain short-term loan modifications relating to the COVID-19 pandemic (See Note 3). Under this guidance, qualifying concessions and modifications are not considered TDRs. As of March 31, 2021, the Company had granted short term loan concessions and/or modifications within the terms of this guidance to 435 borrowers, with respect to loans having an aggregate principal balance of $110.5 million. These loans may bear a higher risk of default in future periods.

New TDRs, by portfolio segment, during the periods presented were as follows:

Three months ended March 31, 2021
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial & industrial	1	$41,751	$41,751

Year ended December 31, 2020
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - 1st lien	6	$591,826	$687,751

Three months ended March 31, 2020
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - 1st lien	3	$168,109	$196,478

The TDRs for which there was a payment default during the twelve month periods presented below were as follows:

For the twelve months ended March 31, 2021

	Number of	Recorded
	Contracts	Investment

Commercial & industrial	1	$41,001
Residential real estate - 1st lien	1	162,821
	2	$203,822

For the twelve months ended December 31, 2020

	Number of	Recorded
	Contracts	Investment

Residential real estate - 1st lien	1	$165,168

For the twelve months ended March 31, 2020

	Number of	Recorded
	Contracts	Investment

Commercial real estate	1	$376,864

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

The specific allowances within the ALL related to TDRs as of the balance sheet dates are presented in the table below.

	March 31,	December 31,
	2021	2020

Specific Allocation	$119,561	$108,781

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

As of December 31, 2020, the most recent evaluation, management concluded that no impairment existed. Management evaluates its goodwill intangible for impairment at least annually, or more frequently as circumstances warrant, including, as applicable, circumstances arising out of the COVID-19 pandemic, including the disruptions to the economy and increased volatility in the financial markets and related impacts on the Company’s business.

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

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes MSRs, collateral-dependent impaired loans and OREO.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below. There were no Level 1 or Level 3 assets or liabilities measured on a recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between Levels during either 2021 or 2020.

	March 31,	December 31,
Level 2	2021	2020
Assets: (market approach)
U.S. GSE debt securities	$10,978,953	$8,169,831
Agency MBS	60,148,001	41,378,349
ABS and OAS	2,404,358	2,669,996
CMO	958,321	0
Other investments	7,447,372	8,487,002
Total	$81,937,005	$60,705,178

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following table includes assets measured at fair value on a non-recurring basis that have had a fair value adjustment since their initial recognition. Impaired loans measured at fair value only include impaired loans with a partial write-down or with a related specific ALL and are presented net of the specific allowances as disclosed in Note 6. Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy level, are summarized below. There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between levels during either 2021 or 2020.

	March 31,	December 31,
Level 2	2021	2020
Assets: (market approach)
Impaired loans, net of related allowance	$321,593	$323,645
Loans held-for-sale	534,200	130,400
MSRs (1)	883,866	922,146

(1)	Represents MSRs at lower of cost or fair value.

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company's financial instruments as of the balance sheet dates were as follows:

March 31, 2021		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$93,194	$93,194	$0	$0	$93,194
Debt securities AFS	81,937	0	81,937	0	81,937
Restricted equity securities	1,447	0	1,447	0	1,447
Loans and loans held-for-sale, net of ALL
Commercial & industrial	184,743	0	0	188,122	188,122
Commercial real estate	274,316	0	208	276,418	276,626
Municipal	52,069	0	0	53,926	53,926
Residential real estate - 1st lien	168,895	0	114	170,021	170,135
Residential real estate - Jr lien	36,636	0	0	36,736	36,736
Consumer	3,624	0	0	3,650	3,650
MSRs (1)	884	0	992	0	992
Accrued interest receivable	3,239	0	3,239	0	3,239

Financial liabilities:
Deposits
Other deposits	804,114	0	805,477	0	805,477
Brokered deposits	1,876	0	1,866	0	1,866
Long-term borrowings	2,300	0	2,185	0	2,185
Repurchase agreements	32,099	0	32,099	0	32,099
Operating lease obligations	1,011	0	1,011	0	1,011
Finance lease obligations	2,427	0	2,427	0	2,427
Subordinated debentures	12,887	0	12,872	0	12,872
Accrued interest payable	73	0	73	0	73

(1)	Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

December 31, 2020		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$115,050	$115,050	$0	$0	$115,050
Debt securities AFS	60,705	0	60,705	0	60,705
Restricted equity securities	1,447	0	1,447	0	1,447
Loans and loans held-for-sale, net of ALL
Commercial & industrial	158,601	0	0	160,371	160,371
Commercial real estate	276,476	0	208	279,281	279,489
Municipal	54,694	0	0	55,601	55,601
Residential real estate - 1st lien	169,201	0	116	170,385	170,501
Residential real estate - Jr lien	37,892	0	0	37,991	37,991
Consumer	4,218	0	0	4,238	4,238
MSRs (1)	922	0	922	0	922
Accrued interest receivable	2,988	0	2,988	0	2,988

Financial liabilities:
Deposits
Other deposits	778,085	0	779,824	0	779,824
Brokered deposits	4,206	0	4,208	0	4,208
Long-term borrowings	2,800	0	2,724	0	2,724
Repurchase agreements	38,727	0	38,727	0	38,727
Operating lease obligations	1,060	0	1,060	0	1,060
Finance lease obligations	38	0	38	0	38
Subordinated debentures	12,887	0	12,876	0	12,876
Accrued interest payable	86	0	86	0	86

(1)	Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

Note 9.  Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020

Balance at beginning of year	$922,146	$939,577
MSRs capitalized	16,210	292,654
MSRs amortized	(54,490)	(256,435)
Change in valuation allowance	0	(53,650)
Balance at end of period	$883,866	$922,146

Note 10. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 11. Subsequent Events

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP. On March 17, 2021, the Company’s Board declared a cash dividend of $0.22 per common share, payable May 1, 2021 to shareholders of record as of April 15, 2021. This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Period Ended March 31, 2021

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly-owned subsidiary, Community National Bank, as of March 31, 2021 and December 31, 2020, and its consolidated results of operations for the three-months ended March 31, 2021 and 2020. The Company is considered a “smaller reporting company” under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its audited statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two year, rather than a three year, period and intends to provide smaller reporting company scaled disclosures where management deems it appropriate. Additionally, beginning with 2020 annual report, the Company is considered a non-accelerated filer under the amended disclosure rules of the SEC.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2020 Annual Report on Form 10-K filed with the SEC. Please refer to Note 1 in the accompanying audited consolidated financial statements for a listing of acronyms and defined terms used throughout the following discussion.

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

27

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
•

rising unemployment rates in our markets due to the COVID-19 related business shutdowns, delays and setbacks in scheduled re-openings and other economic disruptions, which reduces our borrowers’ ability to repay their loans and reduces customer demand for our products and services; and

•

the short-term and long-term effects of government interventions in the U.S. economy and financial system in response to the COVID-19 pandemic, including the effects of recent legislative, tax, accounting and regulatory actions and reforms, such as passage of the CARES Act, the actions of the Federal Reserve affecting monetary policy, and the temporary moratorium on foreclosures imposed by the State of Vermont in response to the COVID-19 emergency.

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

OVERVIEW

The Company’s consolidated assets on March 31, 2021 were $937,522,251 compared to $918,233,284 at December 31, 2020, an increase of 2.1%. The asset growth was driven by an increase of $20,538,109, or 2.9%, in loans. This loan growth in the first three months of 2021 was due to the origination of $53.1 million in PPP loans. The Company had $88.4 million in PPP loans outstanding at March 31, 2021. The AFS securities portfolio increased $21.2 million, or 35.0% year to date, also contributing to the increase in consolidated assets.

Total deposits on March 31, 2021 were $805,990,321 compared to $782,290,840 on December 31, 2020, an increase of $23.7 million, or 3.0%, reflecting the combined effect of increases in core deposits (demand deposit accounts, non-interest bearing) of $7.9 million, or 1.8%, money market funds of $8.0 million, or 6.9%, and savings accounts of $11.5 million, or 9.2%, partially offset by a decrease of $3.6 million, or 3.2%, in time deposits. The increase in core deposits was driven in part by PPP loan funds that were deposited in business checking accounts as well as increases in customer checking accounts likely from stimulus payments, unemployment benefits and deferral or forbearance agreements on residential mortgage and student loans.

Consolidated net income during the first three months of 2021 increased $1.2 million, or 62.6%, from $1.9 million for the first three months of 2020 to just under $3.1 million for the same period in 2021. The PPP loan processing fees from the SBA and the significant decrease in interest expense were the main drivers in the increase in net income for the comparison periods. Please refer to the Non-interest Income and Non-interest Expense sections for more information on these and other changes.

Total interest income increased $844,758, or 10.9%, year over year. Although the continued low interest rate environment resulted in a decrease in interest earned on the investment portfolio and federal funds sold, total interest income was supported by the recognition of PPP loan processing fees of $1.2 million from the SBA. Those processing fees represented 92.9% of the total of fees on loans of $1.3 million for the three months ended March 31, 2021, compared to total fees on loans of $52,828 for the same period in 2020. The opportunity for an increase in interest income from the loan growth was offset by the mandated 1% interest rate on SBA PPP loans.

Significantly impacting earnings during the first quarter of 2021 was a decrease in total interest expense of $621,971, or 42.1%, compared to the same period last year, despite a 3.0% increase in total deposits. The 150 basis point decrease in short-term rates initiated by the FRB in March, 2020 in response to the COVID-19 pandemic resulted in a decrease in most components of interest expense, as rates paid on deposit accounts were reduced to reflect the changes in market rates. A decrease of $6.9 million in interest-bearing transaction accounts also contributed to the decrease in interest expense between periods. Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section for more information on the impact that FRB action and changes in the yield curve could have on net interest income.

The provision for loan losses for the first three months of 2021 was $267,497 compared to $376,503 for the same period in 2020, resulting in a decrease of 29.0% between periods. The year over year decrease to the provision was primarily due to higher than anticipated loan charge off activity as well as loan growth during the first three months of 2020 while net charge off activity in 2021 has been negligible and all loan growth for the quarter was attributable to PPP loans, which bear a 100% SBA guarantee, subject to borrower eligibility requirements. Please refer to the ALL and provisions discussion in the Credit Risk section for more information on these increases.

During 2020 and the first quarter of 2021, the Company navigated through the new challenges presented by the COVID-19 pandemic, including the granting of loan payment deferrals to customers impacted by the pandemic. As of March 31, 2021, 582 business and retail customer portfolio loans, with unpaid principal balances of $115.3 million, remain modified to provide temporary debt relief to customers impacted by the COVID-19 pandemic. These short term concessions were made in accordance with guidance from the federal banking regulators, confirmed by them with the FASB, and are therefore not considered to be impaired under GAAP (see Note 6 to the accompanying unaudited interim consolidated financial statements for additional information).

As of March 31, 2021, the Company had originated 1,564 PPP loans totaling $158.1 million, and expects to earn approximately $6.0 million in related fees over the life of the related loans, of which $3.4 million had been recognized as of March 31, 2021. These loans are eligible to be forgiven to the extent that the funds are used for payroll costs and other permissible expenses. Borrowers can apply for forgiveness after a specified covered period. PPP loan forgiveness applications are processed by the lender, with forgiveness requests for loans in excess of $2.0 million reviewed by the SBA. Neither the government nor lenders are permitted to charge the borrowers any fees. PPP loans carry a fixed rate of 1.00% and are 100% guaranteed by the SBA, subject to borrower eligibility requirements. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. As of March 31, 2021, the Company had reviewed and submitted 619 PPP loans with total balances of approximately $74.9 million to the SBA for forgiveness consideration. Of these totals, 597 loans totaling $64.9 million had been forgiven as of March 31, 2021. Beginning in the second quarter of 2020, participation in the PPP has had a significant impact on our asset mix liquidity position and net interest margin.

We maintain access to multiple sources of liquidity, including access to the PPPLF of the FRB, which was established by the FRB to facilitate funding of PPP lending activity by banks and other eligible lenders. Under the PPPLF, lenders may pledge pools of PPP loans having the same maturity date, with the maturity date of the lender’s advance matching the maturity date of the pool. There are no fees for PPPLF advances, which bear an annual rate of 35 bps. As of March 31, 2021, the Company had no PPPLF advances. Use of the PPPLF will depend on liquidity needs should the Company experience a decline in deposit balances or other funding sources.

Equity capital grew to $78.1 million, with a book value per share of $14.36 as of March 31, 2021, compared to equity capital of $77.3 million and a book value of $14.25 as of December 31, 2020. On March 17, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.22 per common share, payable on May 1, 2021 to shareholders of record on April 15, 2021, representing an increase of $0.03 per share over the quarterly dividend paid in recent quarters.

As of March 31, 2021, all of the Company’s capital ratios, and those of our subsidiary Bank, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an economic downturn from a resurgence of COVID-19, should one occur, our equity capital and regulatory capital ratios could be adversely impacted by credit losses and other adverse economic and operational impacts of the pandemic.

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

These policies are described in the Company’s 2020 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. There were no material changes during the first three months of 2021 in the Company’s critical accounting policies.

RESULTS OF OPERATIONS

Net income for the first three months of 2021 was $3,025,701 or $0.57 per common share, compared to $1,861,239 or $0.35 per common share for the same period in 2020. Core earnings (NII) for the first three months of 2021 was $7.8 million compared to $6.3 million for the same period in 2020. Interest income was supported with fees generated from administering PPP loans. Of the $6.0 million in fee income that the Company expects to receive from SBA over the life of the related PPP loans, a total of $1.2 million was recognized during the first three months of 2021. These fees have offset a decrease in interest income due to the repricing of loans, new loans (other than PPP loans) booked at lower market rates and PPP loans booked at a mandated 1% annual interest rate. Despite a significant increase in deposits between periods, interest paid on deposits, which is the major component of total interest expense, decreased $544,293, or 43.6%, for the first three months of 2021 compared to the same period last year, reflecting the decreases in short-term rates initiated by the FRB beginning in March 2020 in response to the pandemic.

The following tables summarize certain balance sheet data and the earnings performance of the Company as of the balance sheet dates and for the three month comparison periods.

	March 31,	December 31,
	2021	2020
Balance Sheet Data
Net loans	$719,749,186	$700,951,104
Total assets	937,522,251	918,233,284
Total deposits	805,990,321	782,290,840
Borrowed funds	2,300,000	2,800,000
Junior subordinated debentures	12,887,000	12,887,000
Total liabilities	859,436,706	840,944,571
Total shareholders' equity	78,085,545	77,288,713

Book value per common share outstanding	$14.36	$14.25

	Three Months Ended March 31,
	2021	2020
Operating Data
Total interest income	$8,616,910	$7,772,152
Total interest expense	854,422	1,476,393
Net interest income	7,762,488	6,295,759

Provision for loan losses	267,497	376,503
Net interest income after provision for loan losses	7,494,991	5,919,256

Non-interest income	1,572,231	1,353,707
Non-interest expense	5,365,051	5,093,219
Income before income taxes	3,702,171	2,179,744
Applicable income tax expense(1)	676,470	318,505

Net Income	$3,025,701	$1,861,239

Per Common Share Data
Earnings per common share (2)	$0.57	$0.35
Dividends declared per common share	$0.22	$0.19
Weighted average number of common shares outstanding	5,322,404	5,245,216
Number of common shares outstanding, period end	5,334,288	5,255,942

(1)	Applicable income tax expense assumes a 21% tax rate for both periods.
(2)	Computed based on the weighted average number of common shares outstanding during the periods presented.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following tables show these ratios annualized for the comparison periods presented.

	Three Months Ended March 31,
	2021	2020
Return on average assets	1.33%	1.02%
Return on average equity	15.75%	10.77%

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

The Company’s tax-exempt interest income of $258,761 and $395,488 for the three months ended March 31, 2021 and 2020, respectively, was derived from loans to local municipalities of $52.2 million and $59.6 million at March 31, 2021 and 2020, respectively.

The following tables show the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

	Three Months Ended March 31,
	2021	2020

Net interest income as presented	$7,762,488	$6,295,759
Effect of tax-exempt income	68,785	105,130
Net interest income, tax equivalent	$7,831,273	$6,400,889

As a result of the adverse economic impacts and uncertainties from the COVID-19 pandemic, and from the FRB’s responsive monetary policies resulting in a prolonged low interest rate environment, the Company’s NII is likely to be adversely affected in future periods, although the duration and extent of such impacts cannot be predicted at this time.

The following table presents average interest-earning assets and average interest-bearing liabilities supporting earning assets. Interest income (excluding interest on non-accrual loans) is expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended March 31,
	2021			2020
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$720,584,311	$8,322,081	4.68%	$614,741,699	$7,471,091	4.89%
Taxable investment securities	71,633,125	265,112	1.50%	43,343,211	284,756	2.64%
Sweep and interest-earning accounts	79,995,338	87,883	0.45%	19,838,634	97,010	1.97%
Other investments (2)	1,833,550	10,619	2.35%	1,891,518	24,425	5.19%
Total	$874,046,324	$8,685,695	4.03%	$679,815,062	$7,877,282	4.66%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$229,867,105	$150,261	0.27%	$180,072,075	$386,232	0.86%
Money market accounts	120,918,163	168,105	0.56%	98,155,689	361,283	1.48%
Savings deposits	129,426,231	33,530	0.11%	98,797,285	39,271	0.16%
Time deposits	111,327,106	353,348	1.29%	111,380,830	462,751	1.67%
Borrowed funds	2,530,789	12	0.00%	7,818,352	11,017	0.57%
Repurchase agreements	37,312,342	35,442	0.39%	26,199,028	59,535	0.91%
Finance lease obligations	1,679,688	14,929	3.56%	90,072	1,778	7.90%
Junior subordinated debentures	12,887,000	98,795	3.11%	12,887,000	154,526	4.82%
Total	$645,948,424	$854,422	0.54%	$535,400,331	$1,476,393	1.11%

Net interest income		$7,831,273			$6,400,889
Net interest spread (3)			3.49%			3.55%
Net interest margin (4)			3.63%			3.79%

___________

(1)

Included in gross loans are non-accrual loans with an average balance of $4,087,346 and $4,734,924 for the three months ended March 31, 2021 and 2020, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale and includes tax-exempt loans to local municipalities with average balances of $52,232,117 and $58,579,914 for the three months ended March 31, 2021 and 2020, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $768,400 and $826,368, respectively, and a dividend rate of approximately 1.59% and 5.24%, respectively, for the three months ended March 31, 2021 and 2020, respectively.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three-month period ended March 31, 2021 increased 28.6% compared to the same period last year, while the average yield on interest-earning assets decreased 63 bps. The decrease in the average yield in most categories reflects the decrease in the federal funds rate, as well as the average volume of PPP loans totaling $88.4 million with an average yield of 1.0%, for the three-month period ended March 31, 2021. The average yield on PPP loans, along with the average volume are both contributing factors to the increase in the average volume of loans and total interest-earning assets and the decrease in yield on the loan portfolio as well as on total earning assets.

The average volume of loans increased over the three-month comparison period of 2021 versus 2020 by 17.2%, while the average yield on loans decreased 21 bps. Loans accounted for 82.4% of the average interest-earning asset portfolio for the three-month period ended March 31, 2021 compared to 90.4% for the same period last year. Interest earned on the loan portfolio as a percentage of total interest income increased to 95.8% for the three-month period in 2021 from 94.8% for the three-month period in 2020.

The average volume of the taxable investment portfolio (classified as AFS) increased 65.3% during the three-month period ended March 31, 2021, compared to the same period last year, while the average yield decreased 114 bps between periods. The Company has increased its investment portfolio over the past year with purchases during the first three months of 2021 totaling $27.4 million, together with purchases in 2020 of $36.8 million. These purchases were offset in part by maturities and calls totaling $4.4 million for the first three months of 2021 and $22.8 million for the year in 2020, with the net effect reflected in the significant change in the average volume of the taxable investment portfolio between the three month comparison periods.

The average volume of sweep and interest-earning accounts, which consists primarily of interest-bearing accounts at the FRBB and two correspondent banks, increased $60.2 million, or 303.2% during the three-month period ended March 31, 2021, compared to the same period last year, while the average yield on these funds decreased 152 bps. This increase in cash volume is attributable to significant increases in core deposits which were driven in part by PPP loan funds that were deposited in business checking accounts as well as increases in customer checking accounts likely from stimulus payments, unemployment benefits and deferral or forbearance agreements on residential mortgage and student loans.

The average volume of interest-bearing liabilities for the three-month period ended March 31, 2021 increased 20.7% compared to the same period last year, while the average rate paid on interest-bearing liabilities decreased 57 bps, reflecting the decrease in the federal funds rate beginning in March 2020. The deposit of PPP loan proceeds was a contributing factor to the increase in average volume.

The average volume of interest-bearing transaction accounts increased 27.7% during the three-month period ended March 31, 2021 compared to the same period last year, while the average rate paid on these accounts decreased 59 bps. Contributing factors to the increase in average volume were increases of $10.8 million, or 26.7%, in the average volume of ICS DDAs, and $26.9 million or 41.8%, in the average volume of other interest-bearing DDAs. Interest-bearing transaction accounts comprised 35.6% of the interest-bearing liabilities for the three-month period ended March 31, 2021 compared to 33.6% for the same period last year.

The average volume of money market accounts increased 23.2% during the three-month period ended March 31, 2021 compared to the same period in 2020, while the average rate paid decreased 92 bps.

The average volume of savings accounts increased 31.0% for the three-month period ended March 31, 2021 versus the same period in 2020, while the average rate paid decreased five bps.

The average volume of time deposits decreased 0.1% during the three-month period ended March 31, 2021, compared to the same period last year, and the average rate paid on these accounts decreased 38 bps between periods. The decrease in the average volume of time deposits between periods reflects the maturity of brokered deposits throughout the first three months of 2021 that had not been replaced as of March 31, 2021. Time deposits represented 17.2% of average interest-bearing liabilities for the three-month period ended March 31, 2021, compared to 20.8% for the same period last year. Interest paid on time deposits represented 41.4% of total interest expense for the three-month period ended March 31, 2021, compared to 31.3% for the same period in 2020. The average volume of retail time deposits increased 3.2% between periods from $100.6 million for the quarter ended March 31, 2020 to $103.8 million for the quarter ended March 31, 2021. The average volume of wholesale time deposits decreased 30.2% between periods from $10.8 million to $7.6 million for the three-month periods ended March 31, 2020 and 2021, respectively. Refer to the “Liquidity and Capital Resources” section for more discussion on these changes.

The average volume of borrowed funds decreased $5.3 million between the three-month comparison periods of 2021 and 2020, and the average rate paid on these borrowings decreased 57 bps between periods. The average balances are reflective of the influx of cash throughout 2020 and into 2021 resulting from PPP lending activity, COVID stimulus payments and other government mitigation measures. The balance of borrowed funds at March 31, 2021 consists of only JNE funds at zero percent interest.

The average volume of repurchase agreements increased 42.4% for the three-month comparison period of 2021 versus 2020, while the average rate paid decreased 52 bps.

In summary, between the three-month periods ended March 31, 2021 and 2020, the average yield on interest-earning assets decreased 63 bps and the average rate paid on interest-bearing liabilities decreased 57 bps. Net interest spread decreased six bps for the three-month period of 2021 versus 2020 and net interest margin decreased 16 bps between periods.

The reductions in the target federal funds rate, in response to the pandemic have placed pressure on the Company’s net interest margin and net interest spread and may continue to adversely affect them in future periods, although the extent and duration of such impacts cannot be predicted at this time.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the periods presented for 2021 and 2020 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended March 31,
	Variance	Variance
	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$(435,865)	$1,286,855	$850,990
Taxable investment securities	(205,337)	185,693	(19,644)
Sweep and interest-earning accounts	(303,780)	294,653	(9,127)
Other investments	(13,470)	(336)	(13,806)
Total	$(958,452)	$1,766,865	$808,413

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$(342,445)	$106,474	$(235,971)
Money market accounts	(276,939)	83,761	(193,178)
Savings deposits	(17,926)	12,185	(5,741)
Time deposits	(109,232)	(171)	(109,403)
Borrowed funds	(11,005)	0	(11,005)
Repurchase agreements	(49,238)	25,145	(24,093)
Finance lease obligations	(18,072)	31,223	13,151
Junior subordinated debentures	(55,731)	0	(55,731)
Total	$(880,588)	$258,617	$(621,971)

Changes in net interest income	$(77,864)	$1,508,248	$1,430,384

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended
	March 31,		Change
	2021	2020	Income	Percent

Service fees	$788,623	$806,211	$(17,588)	-2.18%
Income from sold loans	185,006	140,463	44,543	31.71%
Other income from loans	183,274	220,467	(37,193)	-16.87%
Other income
Income from CFS Partners	306,986	91,908	215,078	234.01%
Exchange income	16,800	0	16,800	100.00%
Other miscellaneous income	91,542	94,658	(3,116)	-3.29%
Total non-interest income	$1,572,231	$1,353,707	$218,524	16.14%

Total non-interest income increased $218,524, or 16.1%, for the three months ended March 31, 2021 compared to the same period in 2020, with significant changes noted in the following:

•

The decrease in service fees during the comparison period is mostly due to the net effect of a decrease in overdraft fees of $101,828, or 35.9%, offset by an increase in interchange fees of $86,092, or 17.7%. The decrease in overdraft fees is likely attributable to the increases in consumer and commercial deposit account balances as a result of the federal government’s COVID-19 stimulus response package combined with a shift of consumer use of debit card payments rather than the check system.

•

The increase in income from sold loans is due to better pricing for loans sold into the secondary market. During the first quarter of 2020, the Company experienced an increase of pair-off fees as rates declined rapidly and the ability to fulfill existing secondary market commitment contracts was more of a challenge.

•	A decrease in CRE and residential loan volume resulted in decreases in documentation fees collected at origination accounting for the decrease in other income from loans.

•

Income from CFS Partners increased significantly between periods due in part to the impact of a more favorable stock market on the fee income of its trust and asset management subsidiary, as well as an increase in managed assets. Also, CFS Partners has a small portion of its equity capital invested in the stock market. It was necessary to mark-to-market the portfolio to reflect the stock market decline during the first quarter of 2020 at the outset of the COVID-19 pandemic, resulting in a $106,000 mark down.

•

The shutdown of the US/Canadian border to all non-essential travel created less demand for an exchange of Canadian cash in the first half of 2020, accounting for the lack of exchange income. After the shutdown, as the border opened to commerce related travel, the exchange of Canadian cash resumed but has yet to return to normal.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended
	March 31,		Change
	2021	2020	Expense	Percent

Salaries and wages	$1,975,003	$1,886,316	$88,687	4.70%
Employee benefits	831,210	798,441	32,769	4.10%
Occupancy expenses, net	744,720	683,235	61,485	9.00%
Other expenses
Outsourcing expense	129,511	118,677	10,834	9.13%
Telephone expense	32,125	65,778	(33,653)	-51.16%
Audit fees	89,232	100,038	(10,806)	-10.80%
Consultant services	78,789	56,979	21,810	38.28%
FDIC insurance	82,857	65,442	17,415	26.61%
Collection & non-accruing loan expense	11,600	28,824	(17,224)	-59.76%
ATM fees	128,946	115,763	13,183	11.39%
State deposit tax	206,933	161,225	45,708	28.35%
Other miscellaneous expenses	1,054,125	1,012,501	41,624	4.11%
Total non-interest expense	$5,365,051	$5,093,219	$271,832	5.34%

Total non-interest expense increased $271,832, or 5.3%, for the three months ended March 2021 compared to the same period in 2020 with significant changes noted in the following:

•	Salaries and wages increased primarily due to normal salary increases.

•	The increase in employee benefits year over year was attributable to the increased cost of health insurance premiums.

•	The increase in occupancy expense is due to an increase in depreciation expense as well as repairs and maintenance on buildings.

•	A moderate increase is noted in outsourcing expense due to a combination of annual increases in contract pricing and an increase in transactions.

•	Telephone expense decreased as a result of a renegotiated contract with the Company’s main connectivity vendor that was effective mid-year 2020.

•	All audits have been conducted remotely eliminating any travel cost related to the audit function, and resulting in a decrease in audit fees in the first quarter of 2021.

•	Branch and information technology projects are increasing in 2021 after a hold on certain projects in 2020 accounting for the increase in consultant services year over year.

•	FDIC insurance increased due primarily to an increase in assets as well as an increase in the multiplier year over year.

•	Collection & non-accruing loan expense decreased year over year due primarily to the impact of a legislative moratorium on ejectment and foreclosure actions during the COVID-19 emergency.

•

ATM fees increased due to the ongoing cost to support the upgraded and enhanced technology being utilized for deposit automation. The use of deposit automation replaces a manual process for BSA required monitoring of cash deposits as well as providing fraud detection measures at the ATM.

•	State deposit tax increased year over year due primarily to a significant increase in deposits.

APPLICABLE INCOME TAXES

The provision for income taxes increased year over year with an increase of $357,965, or 112.4%, to $676,470 for the first three months of 2021 compared to $318,505 for the same period in 2020. This increase was proportional to the increase in income before income taxes totaling $1.5 million for the first three months of 2021 versus 2020. Tax credits related to limited partnership investments amounted to $117,015 and $108,492, respectively, for the first three months of 2021 and 2020.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $90,762 and $84,171, respectively, for the first three months of 2021 and 2020. These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 7% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the balance sheet dates:

	March 31, 2021		December 31, 2020
Assets
Loans	$729,489,639	77.81%	$709,355,330	77.25%
AFS securities	81,937,005	8.74%	60,705,178	6.61%

Liabilities
Demand deposits	200,750,766	21.41%	185,954,976	20.25%
Interest-bearing transaction accounts	235,970,715	25.17%	242,902,715	26.45%
Money market accounts	123,553,734	13.18%	115,546,064	12.58%
Savings deposits	136,022,332	14.51%	124,555,124	13.56%
Time deposits	109,692,774	11.70%	113,331,961	12.34%
Long-term advances	2,300,000	0.25%	2,800,000	0.30%

The following table reflects the changes in the composition of the Company's major categories of assets and liabilities disclosed in the table above:

	Change in Volume	Percentage Change
Assets
Loans	$20,134,309	2.84%
AFS securities	21,231,827	34.98%

Liabilities
Demand deposits	14,795,790	7.96%
Interest-bearing transaction accounts	(6,932,000)	-2.85%
Money market accounts	8,007,670	6.93%
Savings deposits	11,467,208	9.21%
Time deposits	(3,639,187)	-3.21%
Long-term advances	(500,000)	-17.86%

Loan growth during the first quarter of 2021 was attributable entirely to growth in commercial loans, or more specifically, PPP loans. All other loan segments, as well as commercial loans other than PPP loans, decreased during the first three months of 2021. The Company booked a total of $53.1 million of PPP loans during the first three months of 2021, which was offset in part by paydowns or payoffs of certain PPP loans through the SBA’s forgiveness program. Also included in the commercial loan growth were originations of $2.4 million in commercial loans purchased through BHG. This portfolio has served well to support asset growth and provide geographic diversification, and with average duration expected to be slightly longer than the Company’s loan portfolio average, it is expected to reduce exposure to falling rates in the near term. The Company has established conservative credit parameters and expects a low risk of default in this portfolio.

As assets have grown, management has sought to increase the securities AFS portfolio in order to maintain its size proportional to the overall asset base, as this portfolio serves an important role in the Company’s liquidity position. As mentioned earlier in this discussion, during the first three months of 2021, purchases of investment securities in the AFS portfolio totaling $27.4 million were reduced by maturities and calls exercised, as well as principal payments on MBS totaling $4.4 million, accounting for the year to date increase in the AFS portfolio noted in the tables above.

Most of the fluctuation in demand deposits is due to a year to date increase in business checking accounts of $10.8 million, or 7.8%, which the Company believes is a result of the distribution of funds generated through the PPP loans. The overall decrease in interest-bearing transaction accounts reflects an increase of $6.3 million, or 6.3%, in consumer interest-bearing transaction accounts, and $3.0 million, or 20.9% in ATS accounts, which are offset by a decrease of $12.6 million, or 30.5%, in municipal deposit accounts and $2.1 million, or 3.9% in ICS deposit accounts. The increase of $13.6 million, or 17.6%, in consumer and business money market accounts year to date was offset, in part by a decrease in ICS money market accounts of $6.2 million, or 26.8%. The decrease in time deposits was split between a decrease in wholesale time deposits of $2.1 million, or 22.9%, and a decrease in retail time deposits of $1.6 million, or 1.5%. The decrease in long-term advances was due to maturities in the JNE advances. See “Liquidity and Capital Resources” section for additional information on these advances.

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

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning March 31, 2021:

Rate Change	Percent Change in NII

Down 100 bps	-0.5%
Up 200 bps	3.3%

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

As of March 31, 2021, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear a quarterly floating rate of interest equal to the 3-month London Interbank Offered Rate (LIBOR), plus 2.85%. During 2017, the Financial Conduct Authority (FCA) in the United Kingdom that administers LIBOR announced that LIBOR reference rates will be phased out, beginning at the end of 2021. On March 5, 2021, the FCA announced firm target dates for the phase out of various LIBOR settings, including a phase out date of June 30, 2023 for 3-month LIBOR for U.S. dollar deposits. Under the terms of the Company’s Indenture, if 3-month LIBOR is not available, the Debenture Trustee may obtain substitute quotations from four leading banks in the London interbank market for their offered rate to prime banks in the London market for U.S. dollar deposits having a three month maturity; if at least two such quotations are provided, the quarterly rate on the Debentures will be the arithmetic mean of such quotations. If fewer than two such quotations are received, the Trustee will request substitute quotations from four major New York City banks for their offered rate to leading European banks for loans in U.S. dollars; if at least two such quotations are provided, the quarterly rate on the Debentures will be the arithmetic mean of such quotations. The Debenture Trustee has not yet informed the Company as to how it intends to proceed. Aside from the Debentures, the Company does not have any other exposures to the phase out of LIBOR. The Company has not generally utilized LIBOR as an interest rate benchmark for its variable rate commercial, residential or other loans and does not utilize derivatives or other financial instruments tied to LIBOR for hedging or investment purposes. Accordingly, management expects that the Company’s exposure to the phase out of LIBOR will be limited to the effect on the interest rate paid on its Debentures, but cannot predict the magnitude of the impact on the Company’s interest expense at this time.

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

Residential mortgages represented 28.3% of the Company’s loan balances as of March 31, 2021, a level that has been on a gradual decline in recent years, consistent with the Company’s strategic shift to commercial lending. The Company maintains a mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by PMI. A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. Junior lien home equity products make up 17.8% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

Consistent with the strategic focus on commercial lending, the commercial & industrial and CRE loan portfolios have seen solid growth over recent years. Commercial & industrial and CRE loans together comprised 71.2% of the Company’s loan portfolio at March 31, 2021, compared to 70.0% at December 31, 2020. The Company’s portfolio of PPP loans was $88.4 million at March 31, 2021, compared to $64.4 at December 31, 2020.

Growth in the CRE portfolio in recent years has enhanced the geographic diversification of the loan portfolio as it has been principally driven by new loan volume in Chittenden County and northern Windsor County around the White River Junction, Vermont I91-I93 interchange area. Credits in the Chittenden County market are being managed by two commercial lenders out of the Company’s Burlington loan production office who know the area well, while Windsor County is being served through a loan production office in Lebanon, New Hampshire by a commercial lender from the St. Johnsbury office with previous lending experience serving the greater White River Junction-Lebanon area. Larger transactions continue to be centrally underwritten and monitored through the Company’s commercial credit department. The types of transactions driving the growth in the CRE portfolio have been a mix of construction, land and development, multifamily, and other non-owner occupied CRE properties including hotels, retail, office, and industrial properties. The largest components of the $278.5 million CRE portfolio at March 31, 2021 were approximately $99.8 million in owner-occupied CRE and $92.9 million in non-owner occupied CRE.

The following table reflects the composition of the Company's loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	March 31, 2021		December 31, 2020

Commercial & industrial	$188,443,623	25.83%	$161,067,501	22.70%
Commercial real estate	278,483,091	38.17%	280,544,550	39.55%
Municipal	52,207,213	7.16%	54,807,367	7.73%
Residential real estate - 1st lien	169,810,218	23.28%	170,507,263	24.04%
Residential real estate - Jr lien	36,878,573	5.06%	38,147,659	5.38%
Consumer	3,666,921	0.50%	4,280,990	0.60%
Total loans	729,489,639	100.00%	709,355,330	100.00%
Deduct:
ALL	7,468,288		7,208,485
Deferred net loan fees	2,272,165		1,195,741
Net loans	$719,749,186		$700,951,104

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD. At March 31, 2021, the Company had $116.8 million in guaranteed loans with guaranteed balances of $109.5 million, compared to $93.4 million in guaranteed loans with guaranteed balances of $86.1 million at December 31, 2020. Included in the totals are the PPP loans disclosed earlier in this discussion, all of which carry a 100% guarantee through the SBA, subject to borrower eligibility requirements.

At March 31, 2021, loan balances in the retail, restaurant and bars, hotels and lodging, and breweries totaled $27.3 million, $4.9 million, $27.8 million, and $17.4 million, respectively. These segments of the economy have been particularly impacted by the COVID-19 business shutdowns and re-opening restrictions. While the Company has performed additional stress testing and oversight of these loan portfolios, the credit quality may deteriorate in future periods should COVID-19 business restrictions persist.

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

The Company’s non-performing assets decreased $882,096 or 17.1%, during the first three months of 2021. Increases in CRE and residential mortgage loan delinquencies in the 90 days or more past due, were more than offset by decreases in the same loan segments within the non-accrual loan portfolio. There were claims receivable on related government guaranteed loans at March 31, 2021 and December 31, 2020 totaling $1,939. Non-performing loans as of March 31, 2021 carried RD and SBA guarantees totaling $291,837, compared to $316,752 at December 31, 2020.

The following table reflects the composition of the Company's non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	March 31, 2021		December 31, 2020
Loans past due 90 days or more
and still accruing (1)
Commercial real estate	$119,394	2.79%	$0	0.00%
Residential real estate - 1st lien	413,575	9.65%	390,288	7.56%
Residential real estate - Jr lien	76,649	1.79%	98,889	1.91%
Total	609,618	14.23%	489,177	9.47%

Non-accrual loans (1)
Commercial & industrial	437,904	10.23%	434,196	8.41%
Commercial real estate	1,597,427	37.31%	1,875,942	36.33%
Residential real estate - 1st lien	1,448,109	33.82%	2,173,315	42.09%
Residential real estate - Jr lien	188,787	4.41%	191,311	3.70%
Total	3,672,227	85.77%	4,674,764	90.53%

Total Non-Performing Assets	$4,281,845	100.00%	$5,163,941	100.00%

_____________

(1)

No commercial and industrial loans, municipal loans or consumer loans were past due 90 days or more and accruing, and no municipal loans or consumer loans were in non-accrual status as of the consolidated balance sheet dates presented. In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due. There were no OREO properties as of the balance sheet dates presented.

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

The non-performing assets in the table above include the following TDRs that were past due 90 days or more or in non-accrual status as of the dates presented:

	March 31, 2021		December 31, 2020
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial & industrial	7	$295,340	6	$270,695
Commercial real estate	4	684,192	4	711,816
Residential real estate - 1st lien	12	1,174,310	18	1,892,695
Residential real estate - Jr lien	1	47,364	1	48,456
Total	24	$2,201,205	29	$2,923,663

The remaining TDRs were performing in accordance with their modified terms as of the dates presented and consisted of the following:

	March 31, 2021		December 31, 2020
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial real estate	2	$54,818	2	$74,757
Residential real estate - 1st lien	36	2,879,992	31	2,417,563
Residential real estate - Jr lien	1	4,463	1	4,775
Total	39	$2,939,273	34	$2,497,095

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

The following table summarizes the Company's loan loss experience for the periods presented:

As of or for the Three Months Ended March 31,	2021	2020

Loans outstanding, end of period	$729,489,639	$634,414,690
Average loans outstanding during period	$720,584,311	$614,741,699
Non-accruing loans, end of period	$3,672,227	$4,706,221
Non-accruing loans, net of government guarantees	$3,380,390	$4,365,750

ALL, beginning of period	$7,208,485	$5,926,491
Loans charged off:
Commercial & industrial	(18,847)	0
Residential real estate - 1st lien	0	(77,696)
Residential real estate - Jr lien	0	(28,673)
Consumer	(14,161)	(27,391)
Total loans charged off	(33,008)	(133,760)
Recoveries:
Commercial & industrial	4,761	0
Commercial real estate	7,000	0
Residential real estate - 1st lien	1,567	3,334
Residential real estate - Jr lien	528	3,367
Consumer	11,458	10,829
Total recoveries	25,314	17,530
Net loans charged off	(7,694)	(116,230)
Provision charged to income	267,497	376,503
ALL, end of period	$7,468,288	$6,186,764

Net charge offs to average loans outstanding	0.001%	0.019%
Provision charged to income as a percent of average loans	0.037%	0.061%
ALL to average loans outstanding	1.036%	1.006%
ALL to non-accruing loans	203.372%	131.459%
ALL to non-accruing loans net of government guarantees	220.930%	141.711%

The ALL increased $1,281,524, or 20.7%, as of the three months ended March 31, 2021 compared to March 31, 2020, while the provision for loan losses decreased $109,006, or 29.0%, for the same comparison periods then ended. The decrease in the provision between periods reflects the growth during the first three months of 2020 in the loan portfolio and higher than anticipated charge off activity, compared to a decrease of $4.0 million in the loan portfolio other than SBA guaranteed PPP loans and negligible charge off activity during the first three months of 2021. Increase in the provision in future periods may be necessary if economic conditions and credit quality continue to deteriorate due to the impacts of the COVID-19 pandemic.

The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

The first quarter ALL analysis shows the reserve balance of $7.5 million at March 31, 2021 is appropriate in management’s view to cover losses that are probable and estimable as of the measurement date, with an unallocated reserve of $761,913 compared to $398,913 at December 31, 2020. The reserve balance and unallocated amount continue to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite. The portion of the ALL termed "unallocated" is established to absorb inherent losses that exist as of the measurement date although not specifically identified through management's process for estimating credit losses. While the ALL is described as consisting of separate allocated portions, the entire ALL is available to support loan losses, regardless of category. Unallocated reserves are considered by management to be appropriate in light of the unknown impact to borrowers due to COVID-19, the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and industrial and CRE loans and the risk associated with the relatively new, unseasoned loans in those portfolios. The adequacy of the ALL is reviewed quarterly by the risk management committee of the Board and then presented to the full Board for approval.

In addition to credit risk in the Company’s loan portfolio and liquidity risk in its loan and deposit-taking operations, the Company’s business activities also generate market risk. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Declining capital markets can result in fair value adjustments necessary to record decreases in the value of the investment portfolio for other-than-temporary-impairment. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. During recessionary periods, a declining housing market can result in an increase in loan loss reserves or ultimately an increase in foreclosures. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to loan prepayment risks, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product. As discussed above under "Interest Rate Risk and Asset and Liability Management", the Company actively monitors and manages its interest rate risk through the ALCO process. However, sudden and dramatic changes in prevailing interest rates, such as those adopted by the FRB in response to the COVID-19 pandemic, create challenges for the Company’s interest rate risk management, as does the current prolonged low interest rate environment.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first three months of 2021, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the CDARS program provide an alternative funding source when needed. At March 31, 2021 and December 31, 2020, the Company had no one-way CDARS outstanding. In addition, two-way (that is, reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other participating FDIC-insured financial institutions. At March 31, 2021 and December 31, 2020, the Company reported approximately $5.1 million and $4.9 million, respectively, in reciprocal CDARS deposits. The balance in ICS reciprocal money market deposits was $16.9 million at March 31, 2021, compared to $23.1 million at December 31, 2020, and the balance in ICS reciprocal demand deposits as of those dates was $51.1 million and $53.1 million, respectively.

During July, 2020, the Company issued three blocks of DTC Brokered CDs totaling $1.3 million, $2.3 million, and $1.4 million with maturities in October, 2020, January, 2021 and April, 2021, respectively, for a total outstanding of $5.0 million. The block that matured in October, 2020 was not replaced, leaving a total outstanding at December 30, 2020 of $3.7 million. The block that matured in January, 2021 was also not replaced, leaving a total outstanding at March 31, 2021 of $1.4 million. Subsequent to quarter end, the block that matured in April, 2021 was not renewed. Although wholesale deposit funding through DTC is an important supplemental source of liquidity that has proven efficient, flexible and cost-effective when compared with other borrowing methods, the growth in deposits during 2020 and the first quarter of 2021 has reduced the Company’s need for supplementary funding sources in the near term.

At March 31, 2021 and December 31, 2020, borrowing capacity of $94.7 million and $93.1 million, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits. The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods. Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $52.7 million and $50.4 million, respectively, at March 31, 2021 and December 31, 2020. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 25 bps. The Company had no outstanding advances at March 31, 2021 or December 31, 2020.

On April 20, 2020, the Company became eligible to borrow through the FRB’s PPPLF under a lending arrangement with the FRBB to support its PPP lending activities. Under the PPPLF, advances from the FRBB carry a fixed interest rate of 35 bps and must be secured by pledges of loans to small businesses guaranteed by the SBA. The Company had no PPPLF advances as of March 31, 2021 or December 31, 2020.

The following table reflects the Company’s outstanding FHLBB and FRBB advances against the respective lines as of the dates indicated:

	March 31,	December 31,
	2021	2020
Long-Term Advances(1)
FHLBB term advance, 0.00%, due January 07, 2021	$0	$150,000
FHLBB term advance, 0.00%, due February 26, 2021	0	350,000
FHLBB term advance, 0.00%, due November 22, 2021	1,000,000	1,000,000
FHLBB term advance, 0.00%, due September 22, 2023	200,000	200,000
FHLBB term advance, 0.00%, due November 12, 2025	300,000	300,000
FHLBB term advance, 0.00%, due November 13, 2028	800,000	800,000
	$2,300,000	$2,800,000

____________

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

The Company has unsecured lines of credit with three correspondent banks with aggregate available borrowing capacity totaling $25.5 million as of the balance sheet dates presented in this quarterly report. The Company had no outstanding advance against these credit lines as of the balance sheet dates presented.

Securities sold under agreements to repurchase provide another funding source for the Company. At March 31, 2021 and December 31, 2020, the Company had outstanding repurchase agreement balances of $32.1 million and $38.7 million, respectively. These repurchase agreements mature and are repriced daily.

The following table illustrates the changes in shareholders' equity from December 31, 2020 to March 31, 2021:

Balance at December 31, 2020 (book value $14.25 per common share)	$77,288,713
Net income	3,025,701
Issuance of common stock through the DRIP	264,779
Dividends declared on common stock	(1,169,555)
Dividends declared on preferred stock	(12,188)
Change in AOCI on AFS securities, net of tax	(1,311,905)
Balance at March 31, 2021 (book value $14.36 per common share)	$78,085,545

The primary objective of the Company’s capital planning process is to balance appropriately the retention of capital to support operations and future growth, with the goal of providing shareholders an attractive return on their investment. To that end, management monitors capital retention and dividend policies on an ongoing basis.

As described in more detail in Note 23 to the audited consolidated financial statements contained in the Company’s 2020 Annual Report on Form 10-K and under the caption “LIQUIDITY AND CAPITAL RESOURCES” in the MD&A section of that report, the Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies pursuant to which they must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer was fully phased-in on January 1, 2019 at 2.5% of risk-weighted assets. A banking organization with a conservation buffer of less than 2.5% is subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The Company and the Bank were fully compliant as of the periods presented in the table below.

Pursuant to the CARES Act, the federal banking agencies adopted an interim rule temporarily lowering the CBLR benchmark to, in excess of 8%, rather than 9%, with a phased increase of the CBLR back to the 9% level by the end of 2021. The Company and Bank continued to qualify to utilize the CBLR framework as of March 31, 2021, but have not elected to do so.

As of March 31, 2021, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy. While we believe that the Company has sufficient capital to withstand an extended economic downturn in the wake of the COVID-19 pandemic, our regulatory capital ratios could be adversely impacted by future credit losses and other operational impacts related to COVID-19.

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
	(Dollars in Thousands)
March 31, 2021
Common equity tier 1 capital
(to risk-weighted assets)
Company	$79,795	14.63%	$24,546	4.50%	$38,183	7.00%	N/A	N/A
Bank	$79,274	14.54%	$24,527	4.50%	$38,153	7.00%	$35,428	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$79,795	14.63%	$32,728	6.00%	$46,365	8.50%	N/A	N/A
Bank	$79,274	14.54%	$32,703	6.00%	$46,329	8.50%	$43,603	8.00%
Total capital (to risk-weighted assets)
Company	$86,622	15.88%	$43,638	8.00%	$57,275	10.50%	N/A	N/A
Bank	$86,096	15.80%	$43,603	8.00%	$57,229	10.50%	$54,504	10.00%
Tier 1 capital (to average assets)
Company	$79,795	8.80%	$36,286	4.00%	N/A	N/A	N/A	N/A
Bank	$79,274	8.74%	$36,268	4.00%	N/A	N/A	$45,335	5.00%

December 31, 2020:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$77,594	14.15%	$24,680	4.50%	$38,391	7.00%	N/A	N/A
Bank	$77,017	14.06%	$24,654	4.50%	$38,351	7.00%	$35,611	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$77,594	14.15%	$32,907	6.00%	$46,618	8.50%	N/A	N/A
Bank	$77,017	14.06%	$32,872	6.00%	$46,569	8.50%	$43,829	8.00%
Total capital (to risk-weighted assets)
Company	$84,455	15.40%	$43,876	8.00%	$57,587	10.50%	N/A	N/A
Bank	$83,871	15.31%	$43,829	8.00%	$57,526	10.50%	$54,787	10.00%
Tier 1 capital (to average assets)
Company	$77,594	8.80%	$35,273	4.00%	N/A	N/A	N/A	N/A
Bank	$77,017	8.74%	$35,252	4.00%	N/A	N/A	$44,065	5.00%

_________

(1)	Conservation Buffer is calculated based on risk-weighted assets and does not apply to calculations of average assets.
(2)	Applicable to banks, but not bank holding companies.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). As of March 31, 2021, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of March 31, 2021 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

ITEM 1A. Risk Factors

In management’s view, the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2020, represent the most significant risks to the Company's future results of operations and financial condition as of March 31, 2021.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of the Company’s common stock during the three months ended March 31, 2021, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month and nine-month interim periods ended March 31, 2021 and 2020, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

Exhibit 104	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

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

COMMUNITY BANCORP.

DATED: May 14, 2021	/s/ Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: May 14, 2021	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month interim periods ended March 31, 2021 and 2020, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

Exhibit 104	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

