Form 10-Q
period 2021-06-30
COMMUNITY BANCORP /VT
filed 2021-08-16
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-16435

COMMUNITY BANCORP /VT
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

At August 05, 2021, there were 5,348,968 shares outstanding of the Corporation’s common stock.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	June 30,	December 31,
Consolidated Balance Sheets	2021	2020
	(Unaudited)

Assets
Cash and due from banks	$36,375,914	$10,850,787
Federal funds sold and overnight deposits	59,930,620	104,199,133
Total cash and cash equivalents	96,306,534	115,049,920
Securities available-for-sale	91,556,135	60,705,178
Restricted equity securities, at cost	1,447,150	1,446,550
Loans held-for-sale	793,544	130,400
Loans	704,201,276	709,355,330
Allowance for loan losses	(7,719,257)	(7,208,485)
Deferred net loan fees	(2,799,132)	(1,195,741)
Net loans	693,682,887	700,951,104
Bank premises and equipment, net	12,478,958	10,209,869
Accrued interest receivable	3,040,833	2,987,977
Bank owned life insurance	5,030,987	4,988,236
Goodwill	11,574,269	11,574,269
Other assets	9,587,341	10,189,781
Total assets	$925,498,638	$918,233,284

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$204,616,899	$185,954,976
Interest-bearing transaction accounts	232,134,055	242,902,715
Money market funds	111,345,535	115,546,064
Savings	143,739,953	124,555,124
Time deposits, $250,000 and over	15,951,519	16,488,963
Other time deposits	92,105,434	96,842,998
Total deposits	799,893,395	782,290,840
Borrowed funds	2,300,000	2,800,000
Repurchase agreements	23,516,636	38,727,312
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	6,174,518	4,239,419
Total liabilities	844,771,549	840,944,571

Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, 15 shares issued and outstanding
at 06/30/21 and 12/31/20 ($100,000 liquidation value, per share)	1,500,000	1,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,559,867
shares issued at 06/30/21 and 5,527,380 shares issued at 12/31/20	13,899,668	13,818,450
Additional paid-in capital	34,783,343	34,309,646
Retained earnings	33,072,970	29,368,046
Accumulated other comprehensive income	93,885	915,348
Less: treasury stock, at cost; 210,101 shares at 06/30/21 and 12/31/20	(2,622,777)	(2,622,777)
Total shareholders’ equity	80,727,089	77,288,713
Total liabilities and shareholders’ equity	$925,498,638	$918,233,284

Book value per common share outstanding	$14.81	$14.25

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended June 30,
Consolidated Statements of Income	2021	2020
(Unaudited)

Interest income
Interest and fees on loans	$7,888,423	$7,842,397
Interest on taxable debt securities	293,731	253,178
Dividends	14,981	21,400
Interest on federal funds sold and overnight deposits	80,006	74,467
Total interest income	8,277,141	8,191,442

Interest expense
Interest on deposits	631,093	1,027,208
Interest on borrowed funds	14,449	3,733
Interest on repurchase agreements	20,509	59,006
Interest on junior subordinated debentures	99,916	116,962
Total interest expense	765,967	1,206,909

Net interest income	7,511,174	6,984,533
Provision for loan losses	267,501	307,499
Net interest income after provision for loan losses	7,243,673	6,677,034

Non-interest income
Service fees	856,631	721,521
Income from sold loans	277,061	396,291
Other income from loans	246,716	301,129
Net realized gain on sale of securities AFS	0	39,086
Other income	388,127	304,075
Total non-interest income	1,768,535	1,762,102

Non-interest expense
Salaries and wages	1,944,999	1,928,421
Employee benefits	824,210	734,441
Occupancy expenses, net	652,202	637,269
Other expenses	1,847,985	1,687,322
Total non-interest expense	5,269,396	4,987,453

Income before income taxes	3,742,812	3,451,683
Income tax expense	696,406	609,372
Net income	$3,046,406	$2,842,311

Earnings per common share	$0.57	$0.54
Weighted average number of common shares used in computing earnings per share	5,338,502	5,263,189
Dividends declared per common share	$0.22	$0.19

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Six Months Ended June 30,
Consolidated Statements of Income	2021	2020
(Unaudited)

Interest income
Interest and fees on loans	$16,141,719	$15,208,358
Interest on taxable debt securities	558,844	537,934
Dividends	25,600	45,825
Interest on federal funds sold and overnight deposits	167,888	171,477
Total interest income	16,894,051	15,963,594

Interest expense
Interest on deposits	1,336,337	2,276,745
Interest on borrowed funds	29,390	16,528
Interest on repurchase agreements	55,951	118,541
Interest on junior subordinated debentures	198,711	271,488
Total interest expense	1,620,389	2,683,302

Net interest income	15,273,662	13,280,292
Provision for loan losses	534,998	684,002
Net interest income after provision for loan losses	14,738,664	12,596,290

Non-interest income
Service fees	1,645,255	1,527,732
Income from sold loans	462,067	536,754
Other income from loans	429,989	521,596
Net realized gain on sale of securities AFS	0	39,086
Other income	803,455	490,641
Total non-interest income	3,340,766	3,115,809

Non-interest expense
Salaries and wages	3,920,002	3,814,737
Employee benefits	1,655,420	1,532,882
Occupancy expenses, net	1,396,922	1,320,504
Other expenses	3,662,103	3,412,550
Total non-interest expense	10,634,447	10,080,673

Income before income taxes	7,444,983	5,631,426
Income tax expense	1,372,876	927,876
Net income	$6,072,107	$4,703,550

Earnings per common share	$1.13	$0.89
Weighted average number of common shares used in computing earnings per share	5,330,497	5,254,202
Dividends declared per common share	$0.44	$0.38

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended June 30,
	2021	2020

Net income	$3,046,406	$2,842,311

Other comprehensive income, net of tax:
Unrealized holding gain on securities AFS arising during the period	620,812	246,634
Reclassification adjustment for gain realized in income	0	(39,086)
Unrealized gain during the period	620,812	207,548
Tax effect	(130,370)	(43,586)
Other comprehensive income, net of tax	490,442	163,962
Total comprehensive income	$3,536,848	$3,006,273

	Six Months Ended June 30,
	2021	2020

Net income	$6,072,107	$4,703,550

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gain on securities AFS arising during the period	(1,039,828)	989,223
Reclassification adjustment for gain realized in income	0	(39,086)
Unrealized (loss) gain during the period	(1,039,828)	950,137
Tax effect	218,365	(199,529)
Other comprehensive (loss) income, net of tax	(821,463)	750,608
Total comprehensive income	$5,250,644	$5,454,158

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2021
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders’
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2021	$13,818,450	$1,500,000	$34,309,646	$29,368,046	$915,348	($2,622,777)	$77,288,713

Issuance of common stock	42,523		222,256				264,779
Cash dividends declared
Common stock				(1,169,555)			(1,169,555)
Preferred stock				(12,188)			(12,188)
Comprehensive income
Net income				3,025,701			3,025,701
Other comprehensive loss					(1,311,905)		(1,311,905)
March 31, 2021	$13,860,973	$1,500,000	$34,531,902	$31,212,004	($396,557)	($2,622,777)	$78,085,545

Issuance of common stock	38,695		251,441				290,136
Cash dividends declared
Common stock				(1,173,253)			(1,173,253)
Preferred stock				(12,187)			(12,187)
Comprehensive income
Net income				3,046,406			3,046,406
Other comprehensive income					490,442		490,442
June 30, 2021	$13,899,668	$1,500,000	$34,783,343	$33,072,970	$93,885	($2,622,777)	$80,727,089

	Six Months Ended June 30, 2020
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders’
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2020	$13,624,643	$1,500,000	$33,464,381	$22,667,949	$260,483	($2,622,777)	$68,894,679

Issuance of common stock	40,465		213,812				254,277
Cash dividends declared
Common stock				(995,536)			(995,536)
Preferred stock				(17,813)			(17,813)
Comprehensive income
Net income				1,861,239			1,861,239
Other comprehensive income					586,646		586,646
March 31, 2020	$13,665,108	$1,500,000	$33,678,193	$23,515,839	$847,129	($2,622,777)	$70,583,492

Issuance of common stock	47,752		214,135				261,887
Cash dividends declared
Common stock				(998,899)			(998,899)
Preferred stock				(12,187)			(12,187)
Comprehensive income
Net income				2,842,311			2,842,311
Other comprehensive income					163,962		163,962
June 30, 2020	$13,712,860	$1,500,000	$33,892,328	$25,347,064	$1,011,091	($2,622,777)	$72,840,566

____________

*Accumulated other comprehensive (loss) income

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six Months Ended June 30,
	2021	2020

Cash Flows from Operating Activities:
Net income	$6,072,107	$4,703,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, bank premises and equipment	527,106	457,594
Provision for loan losses	534,998	684,002
Deferred income tax	(118,016)	(89,331)
Net realized gain on sale of securities AFS	0	(39,086)
Gain on sale of loans	(256,724)	(321,125)
Gain on sale of bank premises and equipment	(9,800)	0
Gain on sale of OREO	0	(23,372)
Loss (income) from CFS Partners	1,405,942	(311,167)
Amortization of bond premium, net	227,051	34,968
Proceeds from sales of loans held for sale	6,720,974	19,557,165
Originations of loans held for sale	(7,127,394)	(19,645,640)
(Decrease) increase in taxes payable	(502,632)	838,865
Increase in interest receivable	(52,856)	(1,362,460)
Decrease in mortgage servicing rights	12,816	11,844
Decrease in right-of-use assets	98,078	121,650
Decrease in operating lease liabilities	(98,407)	(120,438)
Increase in other assets	(158,830)	(115,557)
Increase in cash surrender value of BOLI	(42,751)	(41,744)
Amortization of limited partnerships	181,524	168,342
Change in net deferred loan fees and costs	1,603,391	2,944,294
Decrease in interest payable	(25,382)	(30,765)
Decrease in accrued expenses	(217,439)	(1,762)
Decrease in other liabilities	(65,366)	(71,837)
Net cash provided by operating activities	8,708,390	7,347,990

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	9,522,747	10,957,147
Purchases	(41,640,583)	(8,096,136)
Proceeds from redemption of restricted equity securities	0	522,400
Purchases of restricted equity securities	(600)	(503,400)
Decrease in limited partnership contributions payable	(150,000)	(288,000)
Decrease (increase) in loans, net	5,097,834	(114,075,128)
Capital expenditures net of proceeds from sales of bank premises and equipment	(2,884,472)	(154,595)
Proceeds from sales of OREO	0	282,319
Recoveries of loans charged off	31,994	54,457
Net cash used in investing activities	(30,023,080)	(111,300,936)

8

	2021	2020

Cash Flows from Financing Activities:
Net increase in demand and interest-bearing transaction accounts	7,893,263	68,461,978
Net increase in money market and savings accounts	14,984,300	22,856,626
Net decrease in time deposits	(5,275,008)	(6,975,213)
Net decrease in repurchase agreements	(15,210,676)	(4,731,553)
Net increase in short-term borrowings	0	2,000,000
Repayments on long-term borrowings	(500,000)	0
Increase (decrease) in finance lease obligations	2,340,406	(30,256)
Dividends paid on preferred stock	(24,375)	(30,000)
Dividends paid on common stock	(1,636,606)	(1,467,707)
Net cash provided by financing activities	2,571,304	80,083,875

Net decrease in cash and cash equivalents	(18,743,386)	(23,869,071)
Cash and cash equivalents:
Beginning	115,049,920	48,562,212
Ending	$96,306,534	$24,693,141

Supplemental Schedule of Cash Paid During the Period:
Interest	$1,645,771	$2,714,067

Income taxes, net of refunds	$1,812,000	$10,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized (loss) gain on securities AFS	($1,039,828)	$950,137

Common Shares Dividends Paid:
Dividends declared	$2,342,808	$1,994,435
Increase in dividends payable attributable to dividends declared	(151,287)	(10,564)
Dividends reinvested	(554,915)	(516,164)
	$1,636,606	$1,467,707

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Consolidation and Certain Definitions

Basis of Presentation and Consolidation. The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial condition and results of operations of the Company and its subsidiary, Community National Bank (the Bank), contained herein have been made. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for any other interim period or the full annual period ending December 31, 2021.

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

Note 2. Risks and Uncertainties

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, economic activity globally, nationally and locally. Government actions taken to help mitigate the spread of COVID-19 and its economic effects included restrictions on travel, quarantines in certain areas, forced closures for certain types of public places and businesses, extensions of unemployment benefits and direct stimulus payments to individuals. Although most COVID-19 related restrictions on businesses have been lifted, the effects of the pandemic and the measures taken in response to it are expected to continue to impact financial markets, consumer confidence, unemployment rates and the economy, including the local economy in the Company’s Vermont and New Hampshire markets, in ways that cannot be predicted. Moreover, the emergence of new strains of the COVID-19 virus could result in additional responsive government measures and economic disruption.

In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00 percent on March 3, 2020 for the first time. On March 3, 2020, the FOMC reduced the targeted federal funds interest rate range by 50 bps to a range of 1.00% to 1.25%. This range was further reduced to a range of 0 percent to 0.25% on March 16, 2020. On April 29, 2020, the FOMC indicated that the federal funds target rate range will remain unchanged until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals. Since that time, the FOMC has repeatedly reiterated that position, most recently in July, 2021.

The duration of these reductions in interest rates and other lingering after-effects of the COVID-19 pandemic could adversely affect the Company’s business, financial condition and results of operations in future periods. It is reasonably possible that estimates made in the Company’s consolidated financial statements could be materially and adversely impacted as a result of the effects of the pandemic, including expected credit losses on loan receivables.

Note 3. Recent Accounting Developments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses over the life of a loan. The new guidance, which is referred to as the current expected credit loss, or CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses over the life of the loans. A modified version of these requirements also applies to debt securities classified as available for sale, which will require that credit losses on those securities be recorded through an allowance for credit losses rather than a write-down. The ASU may have a material impact on the Company’s consolidated financial statements upon adoption as it will require a change in the Company’s methodology for calculating its ALL and allowance on unused commitments. The Company will transition from an incurred loss model to an expected loss model, which may result in an increase in the ALL upon adoption and may negatively impact the Company’s and the Bank’s regulatory capital ratios. The Company has formed a committee to assess the implications of this new pronouncement and transitioned to a software solution for preparing the ALL calculation and related reports that management believes provides the Company with stronger data integrity, ease and efficiency in ALL preparation. The new software solution also provides numerous training opportunities for the appropriate personnel within the Company. The Company has gathered and is continuing to analyze the historical data to serve as a basis for estimating the ALL under CECL and continues to evaluate the anticipated impact of the adoption of the ASU on its consolidated financial statements. As initially proposed, the ASU was to be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. However, on October 16, 2019, the FASB approved an extended effective date for compliance with the ASU by smaller reporting companies, which are now required to comply with the ASU for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company qualifies for this extension and does not intend to early adopt the ASU at this time. Management will continue to evaluate the Company’s CECL compliance and implementation timetable in light of the extension.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is assessing ASU No. 2020-04 and its impact on the transition away from LIBOR for its Junior Subordinated Debentures due December 15, 2037, the Company’s only financial instruments that utilize LIBOR as a reference rate.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended June 30,	2021	2020

Net income, as reported	$3,046,406	$2,842,311
Less: dividends to preferred shareholders	12,187	12,187
Net income available to common shareholders	$3,034,219	$2,830,124
Weighted average number of common shares used in calculating earnings per share	5,338,502	5,263,189
Earnings per common share	$0.57	$0.54

Six Months Ended June 30,	2021	2020

Net income, as reported	$6,072,107	$4,703,550
Less: dividends to preferred shareholders	24,375	30,000
Net income available to common shareholders	$6,047,732	$4,673,550
Weighted average number of common shares used in calculating earnings per share	5,330,497	5,254,202
Earnings per common share	$1.13	$0.89

Note 5. Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2021
U.S. GSE debt securities	$10,004,550	$98,563	$96,712	$10,006,401
U.S. Government securities	5,565,064	12,582	1,964	5,575,682
Agency MBS	66,145,762	323,573	549,374	65,919,961
ABS and OAS	2,306,445	114,118	0	2,420,563
CMO	977,473	0	15,955	961,518
Other investments	6,438,000	234,010	0	6,672,010
Total	$91,437,294	$782,846	$664,005	$91,556,135

December 31, 2020
U.S. GSE debt securities	$8,007,142	$165,934	$3,245	$8,169,831
Agency MBS	40,861,370	547,930	30,951	41,378,349
ABS and OAS	2,508,997	160,999	0	2,669,996
Other investments	8,169,000	318,002	0	8,487,002
Total	$59,546,509	$1,192,865	$34,196	$60,705,178

Investments pledged as collateral for repurchase agreements consisted of U.S. GSE debt securities, Agency MBS, ABS and OAS, and CMO. These repurchase agreements mature daily. These pledged investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

June 30, 2021	$70,804,826	$70,677,931
December 31, 2020	59,546,509	60,705,178

Proceeds from sales of debt securities were $884,137 for the first six months of 2020, with gains of $39,086. There were no sales for the first six months of 2021.

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
June 30, 2021
Due in one year or less	$2,481,000	$2,522,966
Due from one to five years	7,463,374	7,659,499
Due from five to ten years	14,343,837	14,426,569
Due after ten years	1,003,321	1,027,140
Agency MBS	66,145,762	65,919,961
Total	$91,437,294	$91,556,135

December 31, 2020
Due in one year or less	$2,227,000	$2,247,603
Due from one to five years	5,942,000	6,239,399
Due from five to ten years	9,511,476	9,801,921
Due after ten years	1,004,663	1,037,906
Agency MBS	40,861,370	41,378,349
Total	$59,546,509	$60,705,178

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
June 30, 2021
U.S. GSE debt securities	$4,904,518	$96,712	$0	$0	5	$4,904,518	$96,712
U.S. Government securities	1,997,649	1,964	0	0	5	1,997,649	1,964
Agency MBS	45,410,219	543,987	285,062	5,387	34	45,695,281	549,374
CMO	961,518	15,955	0	0	6	961,518	15,955
Total	$53,273,904	$658,618	$285,062	$5,387	50	$53,558,966	$664,005

December 31, 2020
U.S. GSE debt securities	$1,999,234	$3,245	$0	$0	2	$1,999,234	$3,245
Agency MBS	2,076,167	19,845	520,546	11,106	6	2,596,713	30,951
Total	$4,075,401	$23,090	$520,546	$11,106	8	$4,595,947	$34,196

The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates its debt securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer’s financial condition. As of June 30, 2021 and December 31, 2020, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be OTTI.

Note 6. Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	June 30,	December 31,
	2021	2020

Commercial & industrial	$172,804,158	$161,067,501
Commercial real estate	284,946,461	280,544,550
Municipal	35,807,161	54,807,367
Residential real estate - 1st lien	170,113,951	170,507,263
Residential real estate - Jr lien	36,355,567	38,147,659
Consumer	4,173,978	4,280,990
Total loans	704,201,276	709,355,330

ALL	(7,719,257)	(7,208,485)
Deferred net loan fees	(2,799,132)	(1,195,741)
Net loans	$693,682,887	$700,951,104

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

						Non-	90 Days or
		90 Days	Total		Total	Accrual	More and
June 30, 2021	30-89 Days	or More	Past Due	Current	Loans	Loans	Accruing

Commercial & industrial	$83,651	$0	$83,651	$172,720,507	$172,804,158	$394,901	$0
Commercial real estate	514,911	2,873,734	3,388,645	281,557,816	284,946,461	1,836,177	623,734
Municipal	0	0	0	35,807,161	35,807,161	0	0
Residential real estate
- 1st lien	623,692	1,145,153	1,768,845	168,345,106	170,113,951	1,274,249	533,391
- Jr lien	208,953	112,574	321,527	36,034,040	36,355,567	184,924	35,098
Consumer	9,567	0	9,567	4,164,411	4,173,978	0	0
Totals	$1,440,774	$4,131,461	$5,572,235	$698,629,041	$704,201,276	$3,690,251	$1,192,223

						Non-	90 Days or
		90 Days	Total		Total	Accrual	More and
December 31, 2020	30-89 Days	or More	Past Due	Current	Loans	Loans	Accruing

Commercial & industrial	$119,413	$0	$119,413	$160,948,088	$161,067,501	$434,196	$0
Commercial real estate	127,343	567,957	695,300	279,849,250	280,544,550	1,875,942	0
Municipal	0	0	0	54,807,367	54,807,367	0	0
Residential real estate
- 1st lien	1,872,439	828,344	2,700,783	167,806,480	170,507,263	2,173,315	390,288
- Jr lien	18,322	180,711	199,033	37,948,626	38,147,659	191,311	98,889
Consumer	14,388	0	14,388	4,266,602	4,280,990	0	0
Totals	$2,151,905	$1,577,012	$3,728,917	$705,626,413	$709,355,330	$4,674,764	$489,177

For all loan segments, loans over 30 days past due are considered delinquent.

As of the balance sheet dates presented, residential mortgage loans in process of foreclosure consisted of the following:

	Number of loans	Balance

June 30, 2021	5	$157,640
December 31, 2020	6	312,807

A state-imposed moratorium on residential foreclosure proceedings adopted in April 2020 in response to the COVID-19 pandemic, remained in effect in Vermont as of June 30, 2021.

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

Loss ratios are calculated by loan segment using appropriate look back periods. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment in the current economic climate. During periods of economic stability, a relatively longer period (e.g., five years) may be appropriate. During periods of significant expansion or contraction, the Company may appropriately shorten the historical time period. Due primarily to the effects of COVID-19, during 2020 the Company shortened its look back period to one year, which remained in effect as of June 30, 2021.

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

The tables below summarize changes in the ALL and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended June 30, 2021

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$888,631	$3,823,685	$83,531	$1,667,594	$203,312	$39,622	$761,913	$7,468,288
Charge-offs	0	0	0	0	0	(23,212)	0	(23,212)
Recoveries	0	0	0	759	432	5,489	0	6,680
Provision (credit)	10,532	109,161	(26,239)	(13,310)	(2,475)	39,325	150,507	267,501
ALL ending balance	$899,163	$3,932,846	$57,292	$1,655,043	$201,269	$61,224	$912,420	$7,719,257

As of or for the six months ended June 30, 2021

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$842,547	$3,854,153	$82,211	$1,735,304	$234,896	$60,461	$398,913	$7,208,485
Charge-offs	(18,847)	0	0	0	0	(37,373)	0	(56,220)
Recoveries	4,761	7,000	0	2,326	960	16,947	0	31,994
Provision (credit)	70,702	71,693	(24,919)	(82,587)	(34,587)	21,189	513,507	534,998
ALL ending balance	$899,163	$3,932,846	$57,292	$1,655,043	$201,269	$61,224	$912,420	$7,719,257

ALL evaluated for impairment
Individually	$0	$0	$0	$98,503	$233	$0	$0	$98,736
Collectively	899,163	3,932,846	57,292	1,556,540	201,036	61,224	912,420	7,620,521
Total	$899,163	$3,932,846	$57,292	$1,655,043	$201,269	$61,224	$912,420	$7,719,257

Loans evaluated for impairment
Individually	$382,207	$1,880,249	$0	$4,153,955	$139,919	$0		$6,556,330
Collectively	172,421,951	283,066,212	35,807,161	165,959,996	36,215,648	4,173,978		697,644,946
Total	$172,804,158	$284,946,461	$35,807,161	$170,113,951	$36,355,567	$4,173,978		$704,201,276

As of or for the year ended December 31, 2020

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$836,766	$3,181,646	$0	$1,388,564	$289,684	$51,793	$178,038	$5,926,491
Charge-offs	(39,148)	(34,200)	0	(203,623)	(28,673)	(74,327)	0	(379,971)
Recoveries	1,087	20,000	0	12,856	5,809	33,213	0	72,965
Provision (credit)	43,842	686,707	82,211	537,507	(31,924)	49,782	220,875	1,589,000
ALL ending balance	$842,547	$3,854,153	$82,211	$1,735,304	$234,896	$60,461	$398,913	$7,208,485

ALL evaluated for impairment
Individually	$0	$0	$0	$108,474	$307	$0	$0	$108,781
Collectively	842,547	3,854,153	82,211	1,626,830	234,589	60,461	398,913	7,099,704
Total	$842,547	$3,854,153	$82,211	$1,735,304	$234,896	$60,461	$398,913	$7,208,485

Loans evaluated for impairment
Individually	$414,266	$1,943,723	$0	$4,657,050	$135,053	$0		$7,150,092
Collectively	160,653,235	278,600,827	54,807,367	165,850,213	38,012,606	4,280,990		702,205,238
Total	$161,067,501	$280,544,550	$54,807,367	$170,507,263	$38,147,659	$4,280,990		$709,355,330

As of or for the three months ended June 30, 2020

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$867,667	$3,323,054	$0	$1,477,276	$285,781	$53,717	$179,269	$6,186,764
Charge-offs	0	0	0	0	0	(15,507)	0	(15,507)
Recoveries	1,087	20,000	0	2,476	1,380	11,985	0	36,928
Provision (credit)	17,792	63,448	0	32,145	32,588	(1,542)	163,068	307,499
ALL ending balance	$886,546	$3,406,502	$0	$1,511,897	$319,749	$48,653	$342,337	$6,515,684

As of or for the six months ended June 30, 2020

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$836,766	$3,181,646	$0	$1,388,564	$289,684	$51,793	$178,038	$5,926,491
Charge-offs	0	0	0	(77,695)	(28,673)	(42,898)	0	(149,266)
Recoveries	1,087	20,000	0	5,810	4,747	22,813	0	54,457
Provision (credit)	48,693	204,856	0	195,218	53,991	16,945	164,299	684,002
ALL ending balance	$886,546	$3,406,502	$0	$1,511,897	$319,749	$48,653	$342,337	$6,515,684

Impaired loans, by portfolio segment, were as follows:

	As of June 30, 2021
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)(2)	Average Recorded Investment(1)(3)	Interest Income Recognized(3)

Related allowance recorded
Residential real estate
1st lien	$819,752	$826,472	$98,503	$967,850	$945,427	$32,518
Jr lien	4,181	4,174	233	4,323	4,475	228
Total with related allowance	823,933	830,646	98,736	972,173	949,902	32,746

No related allowance recorded
Commercial & industrial	382,207	452,976		401,591	405,816	204
Commercial real estate	1,880,489	2,369,692		1,763,205	1,823,474	4,299
Residential real estate
1st lien	3,371,491	4,290,817		3,342,168	3,491,101	111,079
Jr lien	135,745	179,768		137,307	134,964	0
Total with no related allowance	5,769,932	7,293,253		5,644,271	5,855,355	115,582

Total impaired loans	$6,593,865	$8,123,899	$98,736	$6,616,444	$6,805,257	$148,328

_____________________

(1)	Recorded investment in impaired loans as of June 30, 2021 includes accrued interest receivable and deferred net loan costs of $37,535.
(2)	For the three months ended June 30, 2021.
(3)	For the six months ended June 30, 2021.

	As of December 31, 2020
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment(1)	Balance	Allowance	Investment(1)(2)	Recognized(2)

Related allowance recorded
Residential real estate
1st lien	$900,581	$950,063	$108,474	$889,262	$72,713
Jr lien	4,777	4,775	307	5,416	541
Total with related allowance	905,358	954,838	108,781	894,678	73,254

No related allowance recorded
Commercial & industrial	414,266	471,405		397,136	6,396
Commercial real estate	1,944,013	2,394,284		1,746,430	14,139
Residential real estate
1st lien	3,788,965	4,607,848		3,878,829	230,838
Jr lien	130,279	169,720		163,750	4,524
Total with no related allowance	6,277,523	7,643,257		6,186,145	255,897

Total impaired loans	$7,182,881	$8,598,095	$108,781	$7,080,823	$329,151

(1)	Recorded investment in impaired loans as of December 31, 2020 includes accrued interest receivable and deferred net loan costs of $32,789.
(2)	For the year ended December 31, 2020.

	As of June 30, 2020
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)(2)	Average Recorded Investment(1)(3)	Interest Income Recognized(3)

Related allowance recorded
Residential real estate
1st lien	$864,493	$903,869	$119,841	$916,476	$903,797	$39,735
Jr lien	5,414	5,411	445	5,550	5,740	282
Total with related allowance	869,907	909,280	120,286	922,026	909,537	40,017

No related allowance recorded
Commercial & industrial	383,737	417,734		387,962	398,952	213
Commercial real estate	1,614,105	1,983,282		1,632,676	1,655,041	7,339
Residential real estate
1st lien	4,231,160	5,011,883		4,032,707	3,893,458	117,120
Jr lien	86,831	120,377		197,834	181,880	0
Total with no related allowance	6,315,833	7,533,276		6,251,179	6,129,331	124,672

Total impaired loans	$7,185,740	$8,442,556	$120,286	$7,173,205	$7,038,868	$164,689

__________________

(1)	Recorded investment in impaired loans as of June 30, 2020 includes accrued interest receivable and deferred net loan costs of $37,485.
(2)	For the three months ended June 30, 2020.
(3)	For the six months ended June 30, 2020.

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of June 30, 2021

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$168,967,061	$268,988,333	$35,807,161	$168,019,516	$36,076,944	$4,173,978	$682,032,993
Group B	749,301	8,365,384	0	0	0	0	9,114,685
Group C	3,087,796	7,592,744	0	2,094,435	278,623	0	13,053,598
Total	$172,804,158	$284,946,461	$35,807,161	$170,113,951	$36,355,567	$4,173,978	$704,201,276

As of December 31, 2020

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$156,748,590	$261,932,833	$54,807,367	$167,478,918	$37,850,056	$4,280,990	$683,098,754
Group B	998,641	12,784,078	0	0	0	0	13,782,719
Group C	3,320,270	5,827,639	0	3,028,345	297,603	0	12,473,857
Total	$161,067,501	$280,544,550	$54,807,367	$170,507,263	$38,147,659	$4,280,990	$709,355,330

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

The Company has adopted the TDR guidance issued by the federal banking agencies in March and April 2020 regarding the treatment of certain short-term loan modifications relating to the COVID-19 pandemic (See Note 3). Under this guidance, qualifying concessions and modifications are not considered TDRs. As of June 30, 2021, the Company had granted short term loan concessions and/or modifications within the terms of this guidance to 525 borrowers, with respect to loans having an aggregate principal balance of $111.0 million. These loans may bear a higher risk of default in future periods.

There were no new TDRs during the three months ended June 30, 2021. New TDRs, by portfolio segment, during the periods presented were as follows:

Six months ended June 30, 2021
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial & industrial	1	$41,751	$41,751

Year ended December 31, 2020
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - 1st lien	6	$591,826	$687,751

	Three months ended June 30, 2020			Six months ended June 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Residential real estate
- 1st lien	3	$477,189	$545,515	6	$645,298	$741,993

The TDRs for which there was a payment default during the twelve month periods presented below were as follows:

For the twelve months ended June 30, 2021

	Number of	Recorded
	Contracts	Investment

Commercial & industrial	1	$39,876

For the twelve months ended December 31, 2020

	Number of	Recorded
	Contracts	Investment

Residential real estate - 1st lien	1	$165,168

For the twelve months ended June 30, 2020

	Number of	Recorded
	Contracts	Investment

Commercial & industrial	4	$267,450
Residential real estate - 1st lien	3	289,790
Residential real estate - Jr lien	1	51,733
	8	$608,973

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

The specific allowances within the ALL related to TDRs as of the balance sheet dates are presented in the table below.

	June 30,	December 31,
	2021	2020

Specific Allocation	$98,736	$108,781

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

Level 1.

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury and other U.S. Government debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2.

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

Level 3.

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

	June 30,	December 31,
Assets: (market approach)	2021	2020

Level 1
U.S. Government securities	$5,575,682	$0

Level 2
U.S. GSE debt securities	$10,006,401	$8,169,831
Agency MBS	65,919,961	41,378,349
ABS and OAS	2,420,563	2,669,996
CMO	961,518	0
Other investments	6,672,010	8,487,002
Total Level 2 Assets	$85,980,453	$60,705,178

Total Assets	$91,556,135	$60,705,178

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

	June 30,	December 31,
Level 2	2021	2020
Assets: (market approach)
Impaired loans, net of related allowance	$319,542	$323,645
Loans held-for-sale	793,544	130,400
MSRs (1)	909,330	922,146

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company’s financial instruments as of the balance sheet dates were as follows:

June 30, 2021		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$96,307	$96,307	$0	$0	$96,307
Debt securities AFS	91,556	5,576	85,980	0	91,556
Restricted equity securities	1,447	0	1,447	0	1,447
Loans and loans held-for-sale, net of ALL
Commercial & industrial	168,496	0	0	172,264	172,264
Commercial real estate	280,599	0	208	281,563	281,771
Municipal	35,703	0	0	37,137	37,137
Residential real estate - 1st lien	169,463	0	112	170,469	170,581
Residential real estate - Jr lien	36,108	0	0	36,177	36,177
Consumer	4,107	0	0	4,133	4,133
MSRs (1)	909	0	940	0	940
Accrued interest receivable	3,041	0	3,041	0	3,041

Financial liabilities:
Deposits
Other deposits	799,444	0	800,620	0	800,620
Brokered deposits	449	0	440	0	440
Long-term borrowings	2,300	0	2,197	0	2,197
Repurchase agreements	23,517	0	23,517	0	23,517
Operating lease obligations	962	0	962	0	962
Finance lease obligations	2,379	0	2,379	0	2,379
Subordinated debentures	12,887	0	12,872	0	12,872
Accrued interest payable	61	0	61	0	61

(1) Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

December 31, 2020		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$115,050	$115,050	$0	$0	$115,050
Debt securities AFS	60,705	0	60,705	0	60,705
Restricted equity securities	1,447	0	1,447	0	1,447
Loans and loans held-for-sale, net of ALL
Commercial & industrial	158,601	0	0	160,371	160,371
Commercial real estate	276,476	0	208	279,281	279,489
Municipal	54,694	0	0	55,601	55,601
Residential real estate - 1st lien	169,201	0	116	170,385	170,501
Residential real estate - Jr lien	37,892	0	0	37,991	37,991
Consumer	4,218	0	0	4,238	4,238
MSRs (1)	922	0	922	0	922
Accrued interest receivable	2,988	0	2,988	0	2,988

Financial liabilities:
Deposits
Other deposits	778,085	0	779,824	0	779,824
Brokered deposits	4,206	0	4,208	0	4,208
Long-term borrowings	2,800	0	2,724	0	2,724
Repurchase agreements	38,727	0	38,727	0	38,727
Operating lease obligations	1,060	0	1,060	0	1,060
Finance lease obligations	38	0	38	0	38
Subordinated debentures	12,887	0	12,876	0	12,876
Accrued interest payable	86	0	86	0	86

(1) Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

Note 9. Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020

Balance at beginning of year	$922,146	$939,577
MSRs capitalized	51,897	292,654
MSRs amortized	(118,363)	(256,435)
Change in valuation allowance	53,650	(53,650)
Balance at end of period	$909,330	$922,146

Note 10. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business. Management does not expect that any such litigation will be material to the Company’s consolidated financial condition or results of operations.

Note 11. Subsequent Events

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP. On June 10, 2021, the Company’s Board declared a cash dividend of $0.22 per common share, payable August 1, 2021 to shareholders of record as of July 15, 2021. This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Period Ended June 30, 2021

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly-owned subsidiary, Community National Bank, as of June 30, 2021 and December 31, 2020, and its consolidated results of operations for the three- and six-month interim periods presented. The Company is considered a “smaller reporting company” under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its audited statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two year, rather than a three year, period and intends to provide smaller reporting company scaled disclosures where management deems it appropriate. Additionally, beginning with the 2020 Annual Report on Form 10-K, the Company is considered a non-accelerated filer under the amended disclosure rules of the SEC.

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

Forward-looking statements are not guarantees of future performance. They necessarily involve risks, uncertainties and assumptions. Examples of forward looking statements included in this discussion include, but are not limited to, statements regarding the potential continued effects of the COVID-19 pandemic on our business, financial condition, results of operations and prospects; the estimated contingent liability related to assumptions made within the asset/liability management process; management’s expectations as to the future interest rate environment and the Company’s related liquidity level; credit risk expectations relating to the Company’s loan portfolio and its participation in the FHLBB MPF program; and management’s general outlook for the future performance of the Company or the local or national economy. Although forward-looking statements are based on management’s expectations and estimates as of the date they are made, many of the factors that could influence or determine actual results are unpredictable and not within the Company’s control.

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

29

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

•

the effect of COVID-19 and emerging variants of the virus on our Company, the communities where we have branches and loan production offices, the State of Vermont and the national and global economies and overall stability of the financial markets;

•	government and regulatory responses to the COVID-19 pandemic and emerging threats from variants of the virus;
•	operational and internal system failures due to changes in normal business practices, including remote working for Company staff;
•	increased cybercrime and payment system risk due to increase usage by customers of online and other remote banking channels;
•

rising unemployment rates in our markets due to the COVID-19 related business shutdowns, delays and setbacks in scheduled re-openings and other economic disruptions, which reduce our borrowers’ ability to repay their loans and reduce customer demand for our products and services; and

•

the short-term and long-term effects of government interventions in the U.S. economy and financial system in response to the COVID-19 pandemic and emerging variants of the virus, including the effects of recent legislative, tax, accounting and regulatory actions and reforms, such as passage of the CARES Act, the actions of the Federal Reserve affecting monetary policy, and the temporary moratorium on foreclosures imposed by the State of Vermont in response to the COVID-19 emergency.

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

OVERVIEW

The Company’s consolidated assets on June 30, 2021 were $925,498,638 compared to $918,233,284 at December 31, 2020, an increase of 0.8%. Changes in the asset base included an increase of $30,850,957, or 50.8%, in securities AFS, which was partially offset by a decrease in cash and due from banks of $18,743,386, or 16.3% and a decrease in net loans of $7,268,217, or 1.0%. The growth in the securities AFS portfolio was due to purchases totaling $41.6 million during the first six months of 2021, which was funded in part by the decrease in cash and due from banks. The decrease in loans was primarily attributable to a seasonal decrease in the municipal loan portfolio related to the June 30 municipal fiscal year cycle. Approximately $16.5 million matured on June 30, 2021 and were replaced with approximately $18.0 million during the first two weeks of July, 2021.

Total deposits on June 30, 2021 were $799,893,395 compared to $782,290,840 on December 31, 2020, an increase of $17.6 million, or 2.3%, reflecting the combined effect of increases in core deposits (demand deposit accounts, non-interest bearing) of $18.7 million, or 10.0%, and savings accounts of $19.2 million, or 15.4%, and partially offset by decreases of $10.8 million, or 4.4%, in interest-bearing transaction accounts due to municipal deposits that run off related to the maturing loans mentioned above. A decrease of $4.2 million, or 3.6%, is noted in money market funds, as well as a decrease of $5.3 million, or 4.7%, in time deposits. The increase in core deposits was driven in part by PPP loan funds that were deposited in business checking accounts as well as increases in customer checking accounts likely from stimulus payments, unemployment benefits and deferral or forbearance agreements on residential mortgage and student loans.

Consolidated net income during the second quarter of 2021 increased $204,095, or 7.2%, while year to date consolidated net income increased $1.4 million, or 29.1%, from $4.7 million for the first six months of 2020 to $6.1 million for the same period in 2021. PPP loan processing fees from the SBA and a significant decrease in interest expense were the main drivers in the increase in net income for the three- and six-month comparison periods. Please refer to the Non-interest Income and Non-interest Expense sections for more information on these and other changes for the three- and six-month periods ended June 30, 2021.

Total interest income increased $85,699, or 1.1%, for the second quarter of 2021, compared to the same quarter in 2020, and increased $930,457, or 5.8%, year to date for June 30, 2021, compared to the same period in 2020. An increase in interest earned on the investment portfolio, and the recognition of PPP loan processing fees from the SBA of $835,999 for the second quarter and $2.1 million for the first six months of 2021 contributed to the increase in both periods. Those processing fees represented 91.0% and 93.4%, respectively, of the total of fees on loans of $918,304 for the second quarter of 2021, and $2.2 million for the six months ended June 30, 2021, compared to total fees on loans of $584,077 and $609,630, respectively, for the same periods in 2020. The opportunity for an increase in interest income from the loan growth was curbed by the mandated 1% interest rate on SBA PPP loans.

Significantly impacting earnings during the comparison periods were decreases in total interest expense of $440,942, or 36.5%, for the second quarter of 2021 compared to 2020, and $1.1 million, or 39.6%, for the first six months of 2021, compared to the same period in 2020, despite a 14.4% increase in total deposits year over year. The 150 basis point decrease in short-term rates initiated by the FRB in March, 2020 in response to the COVID-19 pandemic resulted in a decrease in most components of interest expense, as rates paid on deposit accounts were reduced to reflect the changes in market rates. Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section for more information on the impact that FRB action and changes in the yield curve could have on net interest income.

The provision for loan losses for the second quarter of 2021 was $267,501 compared to $307,499 for the second quarter of 2020, and $534,998 for the first six months of 2021, compared to $684,002 for the same period in 2020, resulting in decreases of 13.0% and 21.8%, respectively, between periods. These decreases to the provision in both periods were primarily due to higher than anticipated loan charge off activity as well as loan growth during the first six months of 2020 while net charge off activity in 2021 has been negligible and much of the loan growth for the quarter was attributable to PPP loans, which bear a 100% SBA guarantee, subject to borrower eligibility requirements. Please refer to the ALL and provisions discussion in the Credit Risk section for more information on these decreases.

During 2020 and the first six months of 2021, the Company navigated through the new challenges presented by the COVID-19 pandemic, including the granting of loan payment deferrals to customers impacted by the pandemic. As of June 30, 2021, 525 business and retail customer portfolio loans, with unpaid principal balances of $111.0 million, remained modified to provide temporary debt relief to customers impacted by the COVID-19 pandemic. These short term concessions were made in accordance with guidance from the federal banking regulators, confirmed by them with the FASB, and are therefore not considered to be impaired under GAAP (see Note 6 to the accompanying unaudited interim consolidated financial statements for additional information).

As of June 30, 2021, the Company had originated 1,843 PPP loans totaling $163.6 million, and expects to earn approximately $7.0 million in loan fees over the life of the related loans, of which $4.2 million had been recognized as of June 30, 2021. These loans are eligible to be forgiven to the extent that the funds are used for payroll costs and other permissible expenses. Borrowers can apply for forgiveness after a specified covered period. PPP loan forgiveness applications are processed by the lender, with forgiveness requests for loans in excess of $2.0 million reviewed by the SBA. Neither the government nor lenders are permitted to charge the borrowers any fees on PPP loans. These loans carry a fixed rate of 1.00% and are 100% guaranteed by the SBA, subject to borrower eligibility requirements. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. As of June 30, 2021, the Company had reviewed and submitted 939 PPP loans with total balances of approximately $102.3 million to the SBA for forgiveness consideration. Of these totals, 875 loans totaling $95.9 million had been forgiven as of June 30, 2021. Beginning in the second quarter of 2020, participation in the PPP has had a significant impact on our asset mix, liquidity position and net interest margin.

We maintain access to multiple sources of liquidity, including access to the PPPLF of the FRB, which was established by the FRB to facilitate funding of PPP lending activity by banks and other eligible lenders. Under the PPPLF, lenders may pledge pools of PPP loans having the same maturity date, with the maturity date of the lender’s advance matching the maturity date of the pool. There are no fees for PPPLF advances, which bear an annual rate of 35 bps. As of June 30, 2021, the Company had no PPPLF advances. FRBB announced on June 25, 2021 that it was extending, for a final time, its PPPLF by an additional month to July 30, 2021. The Company did not exercise its right to use this facility before its expiration.

Equity capital grew to $80.7 million, with a book value per share of $14.81 as of June 30, 2021, compared to equity capital of $77.3 million and a book value of $14.25 as of December 31, 2020. On June 10, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per common share, payable on August 1, 2021 to shareholders of record on July 15, 2021, representing an increase of $0.03 per share over the quarterly dividend paid in recent quarters.

As of June 30, 2021, all of the Company’s capital ratios, and those of our subsidiary Bank, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an economic downturn from a resurgence of COVID-19, should one occur, our equity capital and regulatory capital ratios could be adversely impacted by credit losses and other adverse economic and operational impacts of the pandemic.

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

These policies are described in the Company’s 2020 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. There were no material changes during the first six months of 2021 in the Company’s critical accounting policies.

RESULTS OF OPERATIONS

Net income for the second quarter of 2021 was $3,046,406 or $0.57 per common share, compared to $2,842,311 for the same quarter of 2020. Net income for the first six months of 2021 was $6,072,107 or $1.13 per common share, compared to $4,703,550 or $0.89 per common share for the same period in 2020. Core earnings (NII) for the second quarter of 2021 was $7.5 million compared to $7.0 million for the same quarter in 2020 and $15.3 million for the first six months of 2021 compared to $13.3 million for the same period in 2020. Interest income during the second quarter and year to date period was supported by fees generated from administering PPP loans. Of the $7.0 million in fee income that the Company expects to receive from the SBA over the life of the related PPP loans, a total of $2.1 million was recognized during the first six months of 2021, including $835,999 recognized during the second quarter of 2021. These fees have offset a decrease in interest income due to the repricing of loans, new loans (other than PPP loans) booked at lower market rates and PPP loans booked at a mandated 1% annual interest rate. Despite a significant increase in deposits between periods, interest paid on deposits, which is the major component of total interest expense, decreased $440,942, or 36.5% for the second quarter of 2021 compared to the same quarter of 2020, and $1.1 million, or 39.6%, for the first six months of 2021 compared to the same period last year, reflecting the decreases in short-term rates initiated by the FRB beginning in March 2020 in response to the pandemic.

The following tables summarize certain balance sheet data and the earnings performance of the Company as of the balance sheet dates and for the six month comparison periods.

	June 30,	December 31,
	2021	2020
Balance Sheet Data
Net loans	$693,682,887	$700,951,104
Total assets	925,498,638	918,233,284
Total deposits	799,893,395	782,290,840
Borrowed funds	2,300,000	2,800,000
Junior subordinated debentures	12,887,000	12,887,000
Total liabilities	844,771,549	840,944,571
Total shareholders’ equity	80,727,089	77,288,713

Book value per common share outstanding	$14.81	$14.25

	Six Months Ended June 30,
	2021	2020
Operating Data
Total interest income	$16,894,051	$15,963,594
Total interest expense	1,620,389	2,683,302
Net interest income	15,273,662	13,280,292

Provision for loan losses	534,998	684,002
Net interest income after provision for loan losses	14,738,664	12,596,290

Non-interest income	3,340,766	3,115,809
Non-interest expense	10,634,447	10,080,673
Income before income taxes	7,444,983	5,631,426
Applicable income tax expense(1)	1,372,876	927,876

Net Income	$6,072,107	$4,703,550

Per Common Share Data
Earnings per common share (2)	$1.13	$0.89
Dividends declared per common share	$0.44	$0.38
Weighted average number of common shares outstanding	5,330,497	5,254,202
Number of common shares outstanding, period end	5,349,766	5,275,043

______________

(1)	Applicable income tax expense assumes a 21% tax rate for both periods.
(2)	Computed based on the weighted average number of common shares outstanding during the periods presented.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders’ equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following tables show these ratios annualized for the comparison periods presented.

Three Months Ended June 30,	2021	2020

Net income, as reported	$3,046,406	$2,842,311
Less: dividends to preferred shareholders	12,187	12,187
Net income available to common shareholders	$3,034,219	$2,830,124
Weighted average number of common shares used in calculating earnings per share	5,338,502	5,263,189
Earnings per common share	$0.57	$0.54

Six Months Ended June 30,	2021	2020

Net income, as reported	$6,072,107	$4,703,550
Less: dividends to preferred shareholders	24,375	30,000
Net income available to common shareholders	$6,047,732	$4,673,550
Weighted average number of common shares used in calculating earnings per share	5,330,497	5,254,202
Earnings per common share	$1.13	$0.89

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

The Company’s tax-exempt interest income of $254,467 and $396,590 for the three months ended June 30, 2021 and 2020, respectively, and $513,228 and $792,078 for the six months ended June 31, 2021 and 2020, respectively, was derived from loans to local municipalities of $35.8 million and $48.2 million at June 30, 2021 and 2020, respectively.

The following tables show the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

	Three Months Ended June 30,
	2021	2020

Net interest income as presented	$7,511,174	$6,984,533
Effect of tax-exempt income	67,643	105,423
Net interest income, tax equivalent	$7,578,817	$7,089,956

	Six Months Ended June 30,
	2021	2020

Net interest income as presented	$15,273,662	$13,280,292
Effect of tax-exempt income	136,428	210,552
Net interest income, tax equivalent	$15,410,090	$13,490,844

As a result of the adverse economic impacts and uncertainties from the COVID-19 pandemic, and from the FRB’s responsive monetary policies resulting in a prolonged low interest rate environment, the Company’s NII is likely to be adversely affected in future periods, although the duration and extent of such impacts cannot be predicted at this time.

The following tables present average interest-earning assets and average interest-bearing liabilities supporting earning assets for the respective comparison periods. Interest income (excluding interest on non-accrual loans) is expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended June 30,
	2021			2020
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$728,685,149	$7,956,066	4.38%	$707,342,015	$7,947,820	4.52%
Taxable investment securities	87,692,593	293,731	1.34%	43,254,956	253,178	2.35%
Sweep and interest-earning accounts	55,000,258	80,006	0.58%	19,928,646	74,467	1.50%
Other investments (2)	1,833,946	14,981	3.28%	1,851,684	21,400	4.65%
Total	$873,211,946	$8,344,784	3.83%	$772,377,301	$8,296,865	4.32%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$234,028,669	$132,107	0.23%	$200,646,650	$251,549	0.50%
Money market accounts	124,192,217	160,288	0.52%	105,396,324	296,856	1.13%
Savings deposits	140,040,599	36,310	0.10%	109,987,298	37,575	0.14%
Time deposits	108,625,246	302,388	1.12%	110,069,513	441,228	1.61%
Borrowed funds	2,301,330	12	0.00%	5,475,396	2,238	0.16%
Repurchase agreements	29,185,028	20,509	0.28%	29,066,422	59,006	0.82%
Finance lease obligations	2,395,094	14,437	2.41%	74,678	1,495	8.01%
Junior subordinated debentures	12,887,000	99,916	3.11%	12,887,000	116,962	3.65%
Total	$653,655,183	$765,967	0.47%	$573,603,281	$1,206,909	0.85%

Net interest income		$7,578,817			$7,089,956
Net interest spread (3)			3.36%			3.47%
Net interest margin (4)			3.48%			3.69%

_____________

(1)

Included in gross loans are non-accrual loans with average balances of $3,803,807 and $4,677,752 for the three months ended June 30, 2021 and 2020, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $51,534,733 and $59,360,944 for the three months ended June 30, 2021 and 2020, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $768,796 and $786,534 for the three months ended June 30, 2021 and 2020, respectively, and a dividend rate of approximately 1.54% and 5.06%, respectively, per quarter.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

	Six Months Ended June 30,
	2021			2020
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$724,657,107	$16,278,147	4.53%	$661,041,857	$15,418,910	4.69%
Taxable investment securities	80,190,706	558,844	1.41%	43,299,623	537,934	2.50%
Sweep and interest-earning accounts	71,100,556	167,888	0.48%	19,383,640	171,477	1.78%
Other investments (2)	1,833,749	25,600	2.82%	1,871,601	45,825	4.92%
Total	$877,782,118	$17,030,479	3.91%	$725,596,721	$16,174,146	4.48%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$231,959,383	$282,368	0.25%	$190,359,362	$637,781	0.67%
Money market accounts	122,564,234	328,393	0.54%	101,776,006	658,139	1.30%
Savings deposits	134,762,737	69,839	0.10%	104,392,291	76,846	0.15%
Time deposits	109,968,712	655,737	1.20%	110,725,171	903,979	1.64%
Borrowed funds	2,415,425	24	0.00%	6,646,874	13,254	0.40%
Repurchase agreements	33,226,234	55,951	0.34%	27,602,725	118,541	0.86%
Finance lease obligations	2,039,367	29,366	2.88%	82,375	3,274	7.95%
Junior subordinated debentures	12,887,000	198,711	3.11%	12,887,000	271,488	4.24%
Total	$649,823,092	$1,620,389	0.50%	$554,471,804	$2,683,302	0.97%

Net interest income		$15,410,090			$13,490,844
Net interest spread (3)			3.41%			3.51%
Net interest margin (4)			3.54%			3.74%

_______________

(1)

Included in gross loans are non-accrual loans with average balances of $3,945,577 and $4,706,338 for the six months ended June 30, 2021 and 2020, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $51,881,498 and $58,970,429 for the six months ended June 30, 2021 and 2020, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $768,599 and $806,451, respectively, and a dividend rate of approximately 1.54% and 4.94%, respectively, for the six months ended June 30, 2021 and 2020, respectively.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three- and six-month periods ended June 30, 2021 increased 13.1% and 21.0%, respectively, compared to the same periods last year, while the average yield on interest-earning assets decreased 49 bps and 57 bps, respectively. The decrease in the average yield in most categories reflects the decrease in the federal funds rate, with taxable investment securities reporting a decrease of 101 bps and 109 bps, respectively, and other investments reporting a decrease of 137 bps and 210 bps, respectively, for the three- and six-month periods ended June 30, 2021, compared to the same periods in 2020.

The average volume of loans increased over the three- and six-month comparison periods of 2021 versus 2020 by 3.0% and 9.6%, respectively, while the average yield on loans decreased 14 bps and 16 bps, respectively. Loans accounted for 83.5% and 82.6%, respectively, of the average interest-earning asset portfolio for the three- and six- month periods ended June 30, 2021 compared to 91.6% and 91.1%, respectively, for the same periods last year. Interest earned on the loan portfolio as a percentage of total interest income was 95.3% and 95.6%, respectively for the three- and six-month periods in 2021 compared to 95.6% and 95.3%, respectively for the same periods in 2020.

The average volume of the taxable investment portfolio (classified as AFS) increased 102.7% and 85.2% during the three- and six-month periods ended June 30, 2021, compared to the same periods last year, while the average yield decreased 101 bps and 109 bps, respectively, between periods.

The average volume of sweep and interest-earning accounts, which consists primarily of interest-bearing accounts at the FRBB and two correspondent banks, increased $35.1 million, or 176.0% during the three-month period ended June 30, 2021, compared to the same period last year, and $51.7 million, or 266.8%, for the six-month period ended June 30, 2021, while the average yield on these funds decreased 92 bps and 130 bps, respectively. This increase in cash volume is attributable to significant increases in core deposits which were driven in part by PPP loan funds that were deposited in business checking accounts as well as increases in customer checking accounts likely from stimulus payments, unemployment benefits and deferral or forbearance agreements on residential mortgage and student loans.

The average volume of interest-bearing liabilities for the three- and six-month periods ended June 30, 2021 increased 14.4% and 17.2%, respectively, compared to the same periods last year, while the average rate paid on interest-bearing liabilities decreased 38 bps and 47 bps, respectively, reflecting the decrease in the federal funds rate beginning in March 2020. Customer deposits of PPP loan proceeds and stimulus payments were contributing factors to the increase in average volume.

The average volume of interest-bearing transaction accounts increased 16.6% and 21.9%, respectively, during the three- and six-month periods ended June 30, 2021 compared to the same periods last year, while the average rate paid on these accounts decreased 27 bps and 42 bps, respectively. Contributing factors to the increase in average volume were increases of $10.6 million, or 24.5%, and $10.7 million, or 25.6%, respectively, in the average volume of ICS DDAs, and $24.7 million or 30.1%, and $26.7 million, or 35.5%, respectively, in the average volume of other interest-bearing DDAs. Interest-bearing transaction accounts comprised 35.8% and 35.7%, respectively, of the interest-bearing liabilities for the three- and six-month periods ended June 30, 2021 compared to 35.0% and 34.3%, respectively, for the same periods last year.

The average volume of money market accounts increased 17.8% and 20.4%, respectively, during the three- and six-month periods ended June 30, 2021 compared to the same periods in 2020, while the average rate paid decreased 61 bps and 76 bps, respectively.

The average volume of savings accounts increased 27.3% and 29.1%, respectively, for the three- and six-month periods ended June 30, 2021 versus the same periods in 2020, while the average rate paid decreased four bps and five bps, respectively.

The average volume of time deposits decreased 1.3% and 0.7%, respectively, during the three- and six-month periods ended June 30, 2021, compared to the same periods last year, and the average rate paid on these accounts decreased 49 bps and 44 bps, respectively, between periods. The decrease in the average volume of time deposits between periods reflects the maturity of brokered deposits throughout the first three months of 2021 that had not been replaced as of June 30, 2021. Time deposits represented 16.6% and 16.9%, respectively, of average interest-bearing liabilities for the three- and six-month periods ended June 30, 2021, compared to 19.2% and 20.0%, respectively, for the same periods last year. Interest paid on time deposits represented 39.5% and 40.5%, respectively, of total interest expense for the three- and six-month period in 2021, compared to 36.6% and 33.7%, respectively, for the same periods in 2020. The average volume of retail time deposits increased 0.5% for the three-month period from $102.1 million at June 30, 2020 to $102.6 million at June 30, 2021, and 1.8% for the six-month period from $101.3 million at June 30, 2020 to $103.2 million at June 30, 2021. The average volume of wholesale time deposits decreased 24.7% from an average volume of $8.0 million to $6.0 million for the three-month periods ended June 30, 2021 and 2020, respectively, and 27.9% for the six-month periods from an average volume of $9.4 million at June 30, 2020 to $6.8 million at June 30, 2021. Refer to the “Liquidity and Capital Resources” section for more discussion on these changes.

The average volume of borrowed funds decreased $3.2 million and $4.2 million, respectively, between the three- and six-month comparison periods of 2021 and 2020, and the average rate paid on these borrowings decreased 16 bps and 40 bps, respectively, between periods. The average balances are reflective of the influx of cash throughout 2020 and into 2021 resulting from PPP lending activity, COVID stimulus payments and other government mitigation measures. The balance of borrowed funds at June 30, 2021 consists of only JNE funds at zero percent interest.

The average volume of repurchase agreements increased .04% and 20.4%, respectively, for the three- and six-month comparison periods of 2021 versus 2020, while the average rate paid decreased 54 bps and 52 bps, respectively.

In summary, between the three- and six month periods ended June 30, 2021 and 2020, the average yield on interest-earning assets decreased 49 bps and 57 bps, respectively, and the average rate paid on interest-bearing liabilities decreased 38 bps and 47 bps, respectively. Net interest spread decreased 11 bps for the second quarter of 2021 versus 2020, and 10 bps for the six-month period of 2021 versus 2020. Net interest margin decreased 21 bps and 20 bps, respectively, between the same comparison periods.

The reductions in the target federal funds rate, in response to the pandemic have placed pressure on the Company’s net interest margin and net interest spread and may continue to adversely affect them in future periods, although the extent and duration of such impacts cannot be predicted at this time.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the interim periods presented for 2021 and 2020 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended June 30,			Six Months Ended June 30,
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance
Average Interest-Earning Assets
Loans	$(231,614)	$239,860	$8,246	$(624,389)	$1,483,626	$859,237
Taxable investment securities	(219,091)	259,644	40,553	(437,709)	458,619	20,910
Sweep and interest-earning accounts	(125,261)	130,800	5,539	(461,354)	457,765	(3,589)
Other investments	(6,274)	(145)	(6,419)	(19,696)	(529)	(20,225)
Total	$(582,240)	$630,159	$47,919	$(1,543,148)	$2,399,481	$856,333

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$(160,942)	$41,500	$(119,442)	$(494,012)	$138,599	$(355,413)
Money market accounts	(189,376)	52,808	(136,568)	(464,131)	134,385	(329,746)
Savings deposits	(11,726)	10,461	(1,265)	(29,660)	22,653	(7,007)
Time deposits	(134,807)	(4,033)	(138,840)	(243,741)	(4,501)	(248,242)
Borrowed funds	(2,226)	0	(2,226)	(13,230)	0	(13,230)
Repurchase agreements	(38,739)	242	(38,497)	(86,639)	24,049	(62,590)
Finance lease obligations	(33,270)	46,212	12,942	(51,273)	77,365	26,092
Junior subordinated debentures	(17,046)	0	(17,046)	(72,777)	0	(72,777)
Total	$(588,132)	$147,190	$(440,942)	$(1,455,463)	$392,550	$(1,062,913)

Changes in net interest income	$5,892	$482,969	$488,861	$(87,685)	$2,006,931	$1,919,246

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	Income	Percent	2021	2020	Income	Percent

Service fees	$856,631	$721,521	$135,110	18.73%	$1,645,255	$1,527,732	$117,523	7.69%
Income from sold loans	277,061	396,291	(119,230)	-30.09%	462,067	536,754	(74,687)	-13.91%
Other income from loans	246,716	301,129	(54,413)	-18.07%	429,989	521,596	(91,607)	-17.56%
Net realized gain on sale of securities AFS	0	39,086	(39,086)	-100.00%	0	39,086	(39,086)	-100.00%
Other income
Income from CFS Partners	287,072	219,259	67,813	30.93%	594,058	311,167	282,891	90.91%
Exchange income	15,300	0	15,300	100.00%	32,100	0	32,100	100.00%
VISA card commission	25,404	18,662	6,742	36.13%	50,808	37,324	13,484	36.13%
Other miscellaneous income	60,351	66,154	(5,803)	-8.77%	126,489	142,150	(15,661)	-11.02%
Total non-interest income	$1,768,535	$1,762,102	$6,433	0.37%	$3,340,766	$3,115,809	$224,957	7.22%

Total non-interest income increased $6,433, or 0.4%, for the second quarter of 2021 and $224,957, or 7.2% for the first six months of 2021 compared to the same periods in 2020, with significant changes noted in the following:

•

The increase in service fees during both comparison periods is mostly due to an increase in VISA check interchange income of $76,576, or 22.9% for the second quarter of 2021 compared to the same quarter of 2020, and $148,502, or 23.9%, year over year.

•	The decrease in income from sold loans is due to a lower volume of loans sold into the secondary market during the second quarter of 2021 versus 2020.

•	A decrease in CRE and residential mortgage loan volume resulted in decreases in documentation fees collected at origination accounting for the decrease in other income from loans.

•

There were no sales from the Company’s securities AFS portfolio during the first six months of 2021, resulting in no net realized gains on sale of securities AFS during 2021 compared to the same period in 2020.

•

Income from CFS Partners increased significantly between periods due in part to the impact of more favorable stock market valuations on the fee income of its trust and asset management subsidiary, as well as an increase in managed assets. Also, CFS Partners has a small portion of its equity capital invested in the stock market. It was necessary to mark-to-market the portfolio to reflect the stock market decline during the first quarter of 2020 at the outset of the COVID-19 pandemic, resulting in a $106,000 mark down.

•

The shutdown of the US/Canadian border to all non-essential travel created less demand for an exchange of Canadian cash in the first half of 2020, accounting for the lack of exchange income. After the shutdown, as the border opened to commerce related travel, the exchange of Canadian cash resumed but had not yet returned to normal levels by June 30, 2021. In July 2021, the US/Canadian border was again shut down to all non-essential travel.

•	The increase in VISA card commission is attributable to an increase in transaction volume in the VISA card program.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	Expense	Percent	2021	2020	Expense	Percent

Salaries and wages	$1,944,999	$1,928,421	$16,578	0.86%	$3,920,002	$3,814,737	$105,265	2.76%
Employee benefits	824,210	734,441	89,769	12.22%	1,655,420	1,532,882	122,538	7.99%
Occupancy expenses, net	652,202	637,269	14,933	2.34%	1,396,922	1,320,504	76,418	5.79%
Other expenses
Outsourcing expense	122,389	116,685	5,704	4.89%	251,900	235,362	16,538	7.03%
Telephone expense	33,804	65,687	(31,883)	-48.54%	65,929	131,465	(65,536)	-49.85%
Consultant services	64,519	57,361	7,158	12.48%	143,308	114,340	28,968	25.33%
FDIC insurance	78,708	54,690	24,018	43.92%	161,565	120,132	41,433	34.49%
Collection & non-accruing loan expense	11,600	8,824	2,776	31.46%	23,200	37,648	(14,448)	-38.38%
ATM fees	141,349	117,737	23,612	20.05%	270,295	233,500	36,795	15.76%
State deposit tax	218,328	170,912	47,416	27.74%	425,261	332,137	93,124	28.04%
Other miscellaneous expenses	1,177,288	1,095,426	81,862	7.47%	2,320,645	2,207,966	112,679	5.10%
Total non-interest expense	$5,269,396	$4,987,453	$281,943	5.65%	$10,634,447	$10,080,673	$553,774	5.49%

Total non-interest expense increased $281,943, or 5.7% for the second quarter of 2021 and $553,774, or 5.5%, for the six months ended June 30, 2021 compared to the same periods in 2020, with significant changes noted in the following:

•	The increase in employee benefits in both periods was attributable to the increased cost of health insurance premiums.

•	The moderate increase in occupancy expense is primarily attributable to an increase in capital lease expense.

•	A moderate increase is also noted in outsourcing expense due to a combination of annual increases in contract pricing and an increase in transactions.

•	Telephone expense decreased as a result of a renegotiated contract with the Company’s main connectivity vendor that was effective mid-year 2020.

•	The increase in Consultant services year over year is attributable in part to recruitment of a senior management position.

•	FDIC insurance increased due primarily to an increase in assets as well as an increase in the assessment multiplier year over year.

•

Collection & non-accruing loan expense are lower in all periods compared to historical activity, due primarily to the impact of a legislative moratorium on ejectment and foreclosure actions during the COVID-19 emergency.

•

ATM fees increased due to the ongoing cost to support the upgraded and enhanced technology being utilized for deposit automation. The use of deposit automation replaces a manual process for BSA required monitoring of cash deposits as well as providing fraud detection measures at ATMs.

•	State deposit tax increased year over year due primarily to a significant increase in deposits.

APPLICABLE INCOME TAXES

The provision for income taxes increased in both comparison periods, with an increase of $87,034, or 14.3% for the second quarter of 2021, and $445,000, or 48.0%, for the first six months of 2021 compared to the respective periods in 2020. These increases are proportional to the increases in income before income taxes totaling $291,129 for the second quarter of 2021 versus 2020, and $1.8 million for the first six months of 2021 versus 2020. Tax credits related to limited partnership investments amounted to $117,015 and $108,492, respectively, for the second quarters of 2021 and 2020, and $234,030 and $216,984, respectively, for the first six months of 2021 and 2020.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $90,762 and $84,171, respectively, for the second quarters of 2021 and 2020, and $181,524 and $168,342, respectively, for the first six months of 2021 and 2020. These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 7% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company’s major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the balance sheet dates:

	June 30, 2021		December 31, 2020
Assets
Loans	$704,201,276	76.09%	$709,355,330	77.25%
Securities AFS	91,556,135	9.89%	60,705,178	6.61%

Liabilities
Demand deposits	204,616,899	22.11%	185,954,976	20.25%
Interest-bearing transaction accounts	232,134,055	25.08%	242,902,715	26.45%
Money market accounts	111,345,535	12.03%	115,546,064	12.58%
Savings deposits	143,739,953	15.53%	124,555,124	13.56%
Time deposits	108,056,953	11.68%	113,331,961	12.34%
Long-term advances	2,300,000	0.25%	2,800,000	0.30%

The following table reflects the changes in the composition of the Company’s major categories of assets and liabilities between the balance sheet dates, as disclosed in the table above:

	Change in Volume	Percentage Change
Assets
Loans	$(5,154,054)	-0.73%
Securities AFS	30,850,957	50.82%

Liabilities
Demand deposits	18,661,923	10.04%
Interest-bearing transaction accounts	(10,768,660)	-4.43%
Money market accounts	(4,200,529)	-3.64%
Savings deposits	19,184,829	15.40%
Time deposits	(5,275,008)	-4.65%
Long-term advances	(500,000)	-17.86%

The decrease in loan growth during the first six months of 2021 was attributable to the seasonal maturities of municipal loans, which was offset in part by an increase in PPP loans and CRE loans. The Company booked a total of $58.6 million of PPP loans during the first six months of 2021, which was offset in part by paydowns or payoffs of certain PPP loans through the SBA’s forgiveness program totaling $47.4 million. Also included in the commercial loan growth were originations of $2.4 million in commercial loans purchased through BHG. This portfolio has served well to support asset growth and provide geographic diversification, and with average duration expected to be slightly longer than the Company’s loan portfolio average, it is expected to reduce exposure to falling rates in the near term. The Company has established conservative credit parameters and expects a low risk of default in this portfolio.

The increase in the securities AFS portfolio is attributable to the purchase of $41.6 million in securities AFS during the first six months of 2021, consisting of $5.6 million in US Treasuries, $3.0 million in US Government Bonds, $32.1 million in MBS and $1.0 million in CMOs. These purchases were reduced in part by maturities and calls exercised amounting to $2.7 million, as well as principal payments on MBS totaling $6.8 million, accounting for the year to date increase in the AFS portfolio noted in the tables above. In management’s view, the size of the securities AFS portfolio is appropriate and proportional to the overall asset base, as this portfolio serves an important role in the Company’s liquidity position.

Most of the fluctuation in demand deposits is due to a year to date increase in business checking accounts of $17.2 million, or 12.38%, which the Company believes is a result of the distribution of funds generated through the PPP loans. The overall decrease in interest-bearing transaction accounts reflects the combined effect of an increase of $10.2 million, or 10.0%, in consumer interest-bearing transaction accounts, and $4.4 million, or 30.7% in ATS accounts, offset by a decrease of $19.1 million, or 46.4%, in municipal deposit accounts and $5.5 million, or 16.8% in the deposit account of the Company’s affiliate, CFSG. The increase of $16.9 million, or 22.0%, in consumer and business money market accounts year to date was offset, in part by decreases in the ICS money market accounts of $8.3 million, or 35.9% and non-arbitrage borrowing accounts of $12.9 million, or 84.6%. The increase in savings deposits of $19.2 million, or 15.4%, is attributable in part to parked funds as customers await more favorable rates for time deposits, as well as deposits through the stimulus payments and tax credits from the U.S. Government. The decrease in time deposits was split between a decrease in wholesale time deposits of $3.5 million, or 38.5%, and a decrease in retail time deposits of $1.8 million, or 1.7%. The decrease in long-term advances was due to maturities in the JNE advances. See “Liquidity and Capital Resources” section for additional information on these advances.

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

The following table summarizes the estimated impact on the Company’s NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning June 30, 2021:

Rate Change	Percent Change in NII

Down 100 bps	-0.7%
Up 200 bps	4.4%

The amounts shown in the table above are well within the ALCO Policy limits. However, those amounts do not represent a forecast and should not be relied upon as indicative of future results. While assumptions used in the ALCO process, including the interest rate simulation analyses, are developed based upon current economic and local market conditions, and expected future conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change, or the measures that the FRB may take in managing monetary policy in response to external events such as the COVID-19 pandemic or emerging threats from variants of the virus.

As of June 30, 2021, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear a quarterly floating rate of interest equal to the 3-month London Interbank Offered Rate (LIBOR), plus 2.85%. During 2017, the Financial Conduct Authority (FCA) in the United Kingdom that administers LIBOR announced that LIBOR reference rates will be phased out, beginning at the end of 2021. On March 5, 2021, the FCA announced firm target dates for the phase out of various LIBOR settings, including a phase out date of June 30, 2023 for 3-month LIBOR for U.S. dollar deposits. Under the terms of the Company’s Indenture, if 3-month LIBOR is not available, the Debenture Trustee may obtain substitute quotations from four leading banks in the London interbank market for their offered rate to prime banks in the London market for U.S. dollar deposits having a three month maturity; if at least two such quotations are provided, the quarterly rate on the Debentures will be the arithmetic mean of such quotations. If fewer than two such quotations are received, the Trustee will request substitute quotations from four major New York City banks for their offered rate to leading European banks for loans in U.S. dollars; if at least two such quotations are provided, the quarterly rate on the Debentures will be the arithmetic mean of such quotations. The Debenture Trustee has not yet informed the Company as to how it intends to proceed. Aside from the Debentures, the Company does not have any other exposures to the phase out of LIBOR. The Company has not generally utilized LIBOR as an interest rate benchmark for its variable rate commercial, residential or other loans and does not utilize derivatives or other financial instruments tied to LIBOR for hedging or investment purposes. Accordingly, management expects that the Company’s exposure to the phase out of LIBOR will be limited to the effect on the interest rate paid on its Debentures, but cannot predict the magnitude of the impact on the Company’s interest expense at this time.

Credit Risk - As a financial institution, one of the primary risks the Company manages is credit risk, the risk of loss stemming from borrowers’ failure to repay loans or inability to meet other contractual obligations. The Company’s Board of Directors prescribes policies for managing credit risk, including Loan, Appraisal and Environmental policies. These policies are supplemented by comprehensive underwriting standards and procedures. The Company maintains a Credit Administration department whose function includes credit analysis and monitoring of and reporting on the status of the loan portfolio, including delinquent and non-performing loan trends. The Company also monitors concentration of credit risk in a variety of areas, including portfolio mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of commercial real estate loans. Loans are reviewed periodically by an independent loan review firm to help ensure accuracy of the Company’s internal risk ratings and compliance with various internal policies, procedures and regulatory guidance.

Residential mortgages represented 29.3% of the Company’s loan balances as of June 30, 2021, a level that has been on a gradual decline in recent years, consistent with the Company’s strategic shift to commercial lending. The Company maintains a mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by PMI. A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. Junior lien home equity products make up 17.6% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

Consistent with the strategic focus on commercial lending, the commercial & industrial and CRE loan portfolios have seen solid growth over recent years. Commercial & industrial and CRE loans together comprised 70.1% of the Company’s loan portfolio at June 30, 2021, compared to 70.0% at December 31, 2020. Those percentages included the Company’s portfolio of PPP loans which was $71.6 million at June 30, 2021, compared to $64.4 at December 31, 2020.

Growth in the CRE portfolio in recent years has enhanced the geographic diversification of the loan portfolio as it has been driven by new loan volume outside the Company’s primary market area, principally in Chittenden County and in northern Windsor County around the White River Junction, Vermont I91-I93 interchange area. Credits in the Chittenden County market are being managed by two commercial lenders out of the Company’s Burlington loan production office who know the area well, while Windsor County is being served through a loan production office in Lebanon, New Hampshire by a commercial lender from the St. Johnsbury office with previous lending experience serving the greater White River Junction-Lebanon area. Larger transactions continue to be centrally underwritten and monitored through the Company’s commercial credit department. The types of transactions driving the growth in the CRE portfolio have been a mix of construction, land and development, multifamily, and other non-owner occupied CRE properties including hotels, retail, office, and industrial properties. The largest components of the $284.9 million CRE portfolio at June 30, 2021 were approximately $98.0 million in owner-occupied CRE and $97.3 million in non-owner occupied CRE.

The following table reflects the composition of the Company’s loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	June 30, 2021		December 31, 2020

Commercial & industrial	$172,804,158	24.54%	$161,067,501	22.70%
Commercial real estate	284,946,461	40.46%	280,544,550	39.55%
Municipal	35,807,161	5.09%	54,807,367	7.73%
Residential real estate - 1st lien	170,113,951	24.16%	170,507,263	24.04%
Residential real estate - Jr lien	36,355,567	5.16%	38,147,659	5.38%
Consumer	4,173,978	0.59%	4,280,990	0.60%
Total loans	704,201,276	100.00%	709,355,330	100.00%

ALL	(7,719,257)		(7,208,485)
Deferred net loan fees	(2,799,132)		(1,195,741)
Net loans	$693,682,887		$700,951,104

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD. At June 30, 2021, the Company had $101.1 million in guaranteed loans with guaranteed balances of $99.7 million, compared to $93.4 million in guaranteed loans with guaranteed balances of $86.1 million at December 31, 2020. Included in the totals are the PPP loans disclosed earlier in this discussion, all of which carry a 100% guarantee through the SBA, subject to borrower eligibility requirements.

At June 30, 2021, loan balances in the retail, restaurant and bars, hotels and lodging, and breweries totaled $31.7 million, $5.9 million, $28.0 million, and $16.6 million, respectively. These segments of the economy have been particularly impacted by the COVID-19 business shutdowns and re-opening restrictions. While the Company has performed additional stress testing and oversight of these loan portfolios, the credit quality may deteriorate in future periods should COVID-19 business restrictions persist or be reimposed in response to the emergence of variants of the virus.

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

The Company’s non-performing assets decreased $281,467 or 5.5%, during the first six months of 2021. Increases in CRE and residential mortgage loan delinquencies in the 90 days or more past due, were offset in part by decreases in the same loan segments within the non-accrual loan portfolio. There were no claims receivable on related government guaranteed loans at June 30, 2021 compared to claims of $1,939 at December 31, 2020. Non-performing loans as of June 30, 2021 carried RD and SBA guarantees totaling $274,162, compared to $316,752 at December 31, 2020.

The following table reflects the composition of the Company’s non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	June 30, 2021		December 31, 2020
Loans past due 90 days or more and still accruing (1)
Commercial real estate	$623,734	12.77%	$0	0.00%
Residential real estate - 1st lien	533,391	10.92%	390,288	7.56%
Residential real estate - Jr lien	35,098	0.72%	98,889	1.91%
Total	1,192,223	24.41%	489,177	9.47%

Non-accrual loans (1)
Commercial & industrial	394,901	8.09%	434,196	8.41%
Commercial real estate	1,836,177	37.61%	1,875,942	36.33%
Residential real estate - 1st lien	1,274,249	26.10%	2,173,315	42.09%
Residential real estate - Jr lien	184,924	3.79%	191,311	3.70%
Total	3,690,251	75.59%	4,674,764	90.53%

Total Non-Performing Assets	$4,882,474	100.00%	$5,163,941	100.00%

____________

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

The non-performing assets in the table above include the following TDRs that were past due 90 days or more or in non-accrual status as of the dates presented:

	June 30, 2021		December 31, 2020
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial & industrial	7	$272,039	6	$270,695
Commercial real estate	4	660,298	4	711,816
Residential real estate - 1st lien	15	1,314,242	18	1,892,695
Residential real estate - Jr lien	1	45,179	1	48,456
Total	27	$2,291,758	29	$2,923,663

The remaining TDRs were performing in accordance with their modified terms as of the dates presented and consisted of the following:

	June 30, 2021		December 31, 2020
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial real estate	2	$50,227	2	$74,757
Residential real estate - 1st lien	32	2,507,226	31	2,417,563
Residential real estate - Jr lien	1	4,174	1	4,775
Total	35	$2,561,627	34	$2,497,095

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

When establishing the ALL each quarter, the Company applies a combination of historical loss factors to loan segments, including residential first and junior lien mortgages, CRE, commercial & industrial, and consumer loan portfolios, other than the municipal loans as there has never been a loss recorded in that loan segment. The Company applies numerous qualitative factors to each segment of the loan portfolio. Those factors include the levels of and trends in delinquencies and non-accrual loans, criticized and classified assets, volumes and terms of loans, and the impact of any loan policy changes. Experience, ability and depth of lending personnel, levels of policy and documentation exceptions, national and local economic trends, the competitive environment, and concentrations of credit are also factors considered.

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

The following table summarizes the Company’s loan loss experience for the periods presented:

As of or for the Six Months Ended June 30,	2021	2020

Loans outstanding, end of period	$704,201,276	$720,914,799
Average loans outstanding during period	$724,657,107	$661,041,857
Non-accruing loans, end of period	$3,690,251	$4,808,846
Non-accruing loans, net of government guarantees	$3,416,089	$4,484,089

ALL, beginning of period	$7,208,485	$5,926,491
Loans charged off:
Commercial & industrial	(18,847)	0
Residential real estate - 1st lien	0	(77,695)
Residential real estate - Jr lien	0	(28,673)
Consumer	(37,373)	(42,898)
Total loans charged off	(56,220)	(149,266)
Recoveries:
Commercial & industrial	4,761	1,087
Commercial real estate	7,000	20,000
Residential real estate - 1st lien	2,326	5,810
Residential real estate - Jr lien	960	4,747
Consumer	16,947	22,813
Total recoveries	31,994	54,457
Net loans charged off	(24,226)	(94,809)
Provision charged to income	534,998	684,002
ALL, end of period	$7,719,257	$6,515,684

Net charge offs to average loans outstanding	0.003%	0.014%
Provision charged to income as a percent of average loans	0.074%	0.103%
ALL to average loans outstanding	1.065%	0.986%
ALL to non-accruing loans	209.180%	135.494%
ALL to non-accruing loans net of government guarantees	225.968%	145.307%

The ALL increased $1.2 million, or 18.5%, as of June 30, 2021 compared to June 30, 2020, while the provision for loan losses decreased $149,004, or 21.8%, for the six months ended June 30, 2021, compared to the same period last year. The decrease in the provision between periods reflects the growth during the first six months of 2020 in the loan portfolio and higher than anticipated charge off activity, compared to a decrease of $12.4 million in the loan portfolio other than SBA guaranteed PPP loans and negligible charge off activity during the first six months of 2021. Increases in the provision in future periods may be necessary if economic conditions and credit quality continue to deteriorate due to the continuing impacts of the COVID-19 pandemic.

The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

Based on the six month ALL analysis, in management’s view the reserve balance of $7.7 million at June 30, 2021 is appropriate to cover losses that are probable and estimable as of the measurement date, with an unallocated reserve of $912,420 compared to $398,913 at December 31, 2020. The reserve balance and unallocated amount continue to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite. The portion of the ALL termed “unallocated” is established to absorb inherent credit losses that exist as of the measurement date although not specifically identified through management’s process for estimating credit losses. While the ALL is described as consisting of separate allocated portions, the entire ALL is available to support loan losses, regardless of category. Unallocated reserves are considered by management to be appropriate in light of the uncertainties as to the full impact to borrowers due to COVID-19, the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and industrial and CRE loans and the risk associated with the relatively new, unseasoned loans in those portfolios. The adequacy of the ALL is reviewed quarterly by the risk management committee of the Board and then presented to the full Board for approval.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first six months of 2021, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the CDARS program provide an alternative funding source when needed. At June 30, 2021 and December 31, 2020, the Company had no one-way CDARS outstanding. In addition, two-way (that is, reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other participating FDIC-insured financial institutions. At June 30, 2021 and December 31, 2020, the Company reported $5.1 million and $4.9 million, respectively, in reciprocal CDARS deposits. The balance in ICS reciprocal money market deposits was $14.8 million at June 30, 2021, compared to $23.1 million at December 31, 2020, and the balance in ICS reciprocal demand deposits as of those dates was $52.3 million and $53.1 million, respectively.

During July, 2020, the Company issued $5.0 million of DTC Brokered CDs in three blocks of $1.3 million, $2.3 million, and $1.4 million with maturities in October, 2020, January, 2021 and April, 2021, respectively. The block that matured in October, 2020 was not replaced, leaving a total outstanding at December 31, 2020 of $3.7 million. The blocks that matured in January and April of 2021 were also not replaced, leaving no DTC Brokered CDs outstanding at June 30, 2021. Although wholesale deposit funding through DTC is an important supplemental source of liquidity that has proven efficient, flexible and cost-effective when compared with other borrowing methods, the growth in deposits during 2020 and the first six months of 2021 has reduced the Company’s need for supplementary funding sources in the near term.

At June 30, 2021 and December 31, 2020, borrowing capacity of $96.4 million and $93.1 million, respectively, was available through the FHLBB, secured by the Company’s qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits. The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods. Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $52.2 million and $50.4 million, respectively, at June 30, 2021 and December 31, 2020. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 25 bps. The Company had no outstanding advances through this facility at June 30, 2021 or December 31, 2020.

On April 20, 2020, the Company became eligible to borrow through the FRB’s PPPLF under a lending arrangement with the FRBB to support its PPP lending activities. Under the PPPLF, advances from the FRBB carry a fixed interest rate of 35 bps and must be secured by pledges of loans to small businesses guaranteed by the SBA. The Company had no PPPLF advances as of June 30, 2021 or December 31, 2020. On June 25, 2021, the FRBB announced that it would extend for a final time its PPPLF by an additional month to July 30, 2021. The Company did not exercise its right to borrow during the additional time period.

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

_________

(1)

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

Securities sold under agreements to repurchase provide another funding source for the Company. At June 30, 2021 and December 31, 2020, the Company had outstanding repurchase agreement balances of $23.5 million and $38.7 million, respectively. These repurchase agreements mature and are repriced daily.

The following table illustrates the changes in shareholders’ equity from December 31, 2020 to June 30, 2021:

Balance at December 31, 2020 (book value $14.25 per common share)	$77,288,713
Net income	6,072,107
Issuance of common stock through the DRIP	554,915
Dividends declared on common stock	(2,342,808)
Dividends declared on preferred stock	(24,375)
Change in AOCI on AFS securities, net of tax	(821,463)
Balance at June 30, 2021 (book value $14.81 per common share)	$80,727,089

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

Pursuant to the CARES Act, the federal banking agencies adopted an interim rule temporarily lowering the CBLR benchmark to, in excess of 8%, rather than 9%, with a phased increase of the CBLR back to the 9% level by the end of 2021. The Company and Bank continued to qualify to utilize the CBLR framework as of June 30, 2021, but have not elected to do so.

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

As of June 30, 2021, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy. While we believe that the Company has sufficient capital to withstand an extended economic downturn in the wake of the COVID-19 pandemic, our regulatory capital ratios could be adversely impacted by future credit losses and other operational impacts related to COVID-19 or emerging variants of the virus.

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
	(Dollars in Thousands)
June 30, 2021
Common equity tier 1 capital
(to risk-weighted assets)
Company	$81,882	14.78%	$24,935	4.50%	$38,787	7.00%	N/A	N/A
Bank	$81,274	14.68%	$24,913	4.50%	$38,753	7.00%	$35,985	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$81,882	14.78%	$33,246	6.00%	$47,099	8.50%	N/A	N/A
Bank	$81,274	14.68%	$33,217	6.00%	$47,058	8.50%	$44,290	8.00%
Total capital (to risk-weighted assets)
Company	$88,820	16.03%	$44,328	8.00%	$58,181	10.50%	N/A	N/A
Bank	$88,201	15.93%	$44,290	8.00%	$58,130	10.50%	$55,362	10.00%
Tier 1 capital (to average assets)
Company	$81,882	8.84%	$37,062	4.00%	N/A	N/A	N/A	N/A
Bank	$81,274	8.78%	$37,044	4.00%	N/A	N/A	$46,305	5.00%

December 31, 2020:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$77,594	14.15%	$24,680	4.50%	$38,391	7.00%	N/A	N/A
Bank	$77,017	14.06%	$24,654	4.50%	$38,351	7.00%	$35,611	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$77,594	14.15%	$32,907	6.00%	$46,618	8.50%	N/A	N/A
Bank	$77,017	14.06%	$32,872	6.00%	$46,569	8.50%	$43,829	8.00%
Total capital (to risk-weighted assets)
Company	$84,455	15.40%	$43,876	8.00%	$57,587	10.50%	N/A	N/A
Bank	$83,871	15.31%	$43,829	8.00%	$57,526	10.50%	$54,787	10.00%
Tier 1 capital (to average assets)
Company	$77,594	8.80%	$35,273	4.00%	N/A	N/A	N/A	N/A
Bank	$77,017	8.74%	$35,252	4.00%	N/A	N/A	$44,065	5.00%

_________________

(1)	Conservation Buffer is calculated based on risk-weighted assets and does not apply to calculations of average assets.
(2)	Applicable to banks, but not bank holding companies.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). As of June 30, 2021, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of June 30, 2021 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company’s consolidated financial condition or results of operations.

ITEM 1A. Risk Factors

In management’s view, the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2020, represent the most significant risks to the Company’s future results of operations and financial condition as of June 30, 2021.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended June 30, 2021, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)	Per Share

April 1 - April 30	755	$18.75
May 1 - May 31	4,630	18.89
June 1 - June 30	0	0.00
Total	5,385	$18.87

_______________

(1)

All 5,385 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of the Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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

Exhibit 101 -

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month and six-month interim periods ended June 30, 2021 and 2020, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

Exhibit 104 -	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

_______________

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

COMMUNITY BANCORP.

DATED: August 16, 2021	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: August 16, 2021	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and six-month interim periods ended June 30, 2021 and 2020, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

Exhibit 104	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

___________

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

