Form 10-Q/A
period 2021-06-30
COMMUNITY BANCORP /VT
filed 2021-09-03
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

At August 26, 2021, there were 5,348,968 shares outstanding of the Corporation's common stock.

FORM 10-Q
Index
		Page
PART I	FINANCIAL INFORMATION

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 6	Exhibits	25
	Signatures	26
	Exhibit Index	27

EXPLANATORY NOTE: The sole purpose of this Report on Form 10-Q/A is to replace the table previously included in Item 2. Part I (Management’s Discussion and Analysis of Financial Condition and Results of Operations) under the caption “RESULTS OF OPERATIONS” on page 34 of the original Report on Form 10-Q filed on Monday, August 16, 2021, with the appropriate table containing information on the Company’s return on average assets (ROA) and return on average equity (ROE). The corrected table appears on page 8 of this Report on Form 10-Q/A.

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

3

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

Equity capital grew to $80.7 million, with a book value per share of $14.81 as of June 30, 2021, compared to equity capital of $77.3 million and a book value of $14.25 as of December 31, 2020. On June 10, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.22 per common share, payable on August 1, 2021 to shareholders of record on July 15, 2021, representing an increase of $0.03 per share over the quarterly dividend paid in recent quarters.

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

	June 30,	December 31,
	2021	2020
Balance Sheet Data
Net loans	$693,682,887	$700,951,104
Total assets	925,498,638	918,233,284
Total deposits	799,893,395	782,290,840
Borrowed funds	2,300,000	2,800,000
Junior subordinated debentures	12,887,000	12,887,000
Total liabilities	844,771,549	840,944,571
Total shareholders' equity	80,727,089	77,288,713

Book value per common share outstanding	$14.81	$14.25

	Six Months Ended June 30,
	2021	2020
Operating Data
Total interest income	$16,894,051	$15,963,594
Total interest expense	1,620,389	2,683,302
Net interest income	15,273,662	13,280,292

Provision for loan losses	534,998	684,002
Net interest income after provision for loan losses	14,738,664	12,596,290

Non-interest income	3,340,766	3,115,809
Non-interest expense	10,634,447	10,080,673
Income before income taxes	7,444,983	5,631,426
Applicable income tax expense(1)	1,372,876	927,876

Net Income	$6,072,107	$4,703,550

Per Common Share Data
Earnings per common share (2)	$1.13	$0.89
Dividends declared per common share	$0.44	$0.38
Weighted average number of common shares outstanding	5,330,497	5,254,202
Number of common shares outstanding, period end	5,349,766	5,275,043

(1)	Applicable income tax expense assumes a 21% tax rate for both periods.
(2)	Computed based on the weighted average number of common shares outstanding during the periods presented.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following tables show these ratios annualized for the comparison periods presented.

	Three Months Ended June 30,
	2021	2020
Return on average assets	1.30%	1.40%
Return on average equity	15.46%	16.01%

	Six Months Ended June 30,
	2021	2020
Return on average assets	1.32%	1.22%
Return on average equity	15.60%	13.43%

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

The following table reflects the changes in the composition of the Company's major categories of assets and liabilities between the balance sheet dates, as disclosed in the table above:

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

Based on the six month ALL analysis, in management’s view the reserve balance of $7.7 million at June 30, 2021 is appropriate to cover losses that are probable and estimable as of the measurement date, with an unallocated reserve of $912,420 compared to $398,913 at December 31, 2020. The reserve balance and unallocated amount continue to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite. The portion of the ALL termed "unallocated" is established to absorb inherent credit losses that exist as of the measurement date although not specifically identified through management's process for estimating credit losses. While the ALL is described as consisting of separate allocated portions, the entire ALL is available to support loan losses, regardless of category. Unallocated reserves are considered by management to be appropriate in light of the uncertainties as to the full impact to borrowers due to COVID-19, the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and industrial and CRE loans and the risk associated with the relatively new, unseasoned loans in those portfolios. The adequacy of the ALL is reviewed quarterly by the risk management committee of the Board and then presented to the full Board for approval.

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

The following table illustrates the changes in shareholders' equity from December 31, 2020 to June 30, 2021:

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

COMMUNITY BANCORP.

DATED: September 3, 2021	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: September 3, 2021	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

