Form 10-Q
period 2021-09-30
COMMUNITY BANCORP /VT
filed 2021-11-15
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

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

At November 8, 2021, there were 5,363,403 shares outstanding of the Corporation’s common stock.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	September 30,	December 31,
Consolidated Balance Sheets	2021	2020
	(Unaudited)

Assets
Cash and due from banks	$32,717,906	$10,850,787
Federal funds sold and overnight deposits	97,034,130	104,199,133
Total cash and cash equivalents	129,752,036	115,049,920
Securities available-for-sale	110,676,139	60,705,178
Restricted equity securities, at cost	1,447,150	1,446,550
Loans held-for-sale	50,000	130,400
Loans	692,638,375	709,355,330
Allowance for loan losses	(7,819,307)	(7,208,485)
Deferred net loan fees	(1,149,278)	(1,195,741)
Net loans	683,669,790	700,951,104
Bank premises and equipment, net	13,992,622	10,209,869
Accrued interest receivable	2,730,415	2,987,977
Bank owned life insurance	5,052,197	4,988,236
Goodwill	11,574,269	11,574,269
Other Assets	9,639,649	10,189,781
Total assets	$968,584,267	$918,233,284

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$201,415,866	$185,954,976
Interest-bearing transaction accounts	237,282,454	228,712,371
Money market funds	124,792,185	115,546,064
Savings	168,966,595	138,745,468
Time deposits, $250,000 and over	16,511,010	16,488,963
Other time deposits	91,126,650	96,842,998
Total deposits	840,094,760	782,290,840
Borrowed funds	2,300,000	2,800,000
Repurchase agreements	22,352,213	38,727,312
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	7,735,592	4,239,419
Total liabilities	885,369,565	840,944,571

Shareholders’ Equity
Preferred stock, 1,000,000shares authorized, 15 shares issued and outstanding
at 09/30/21 and 12/31/20 ($100,000 liquidation value, per share)	1,500,000	1,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,575,074
shares issued at 09/30/21 and 5,527,380 shares issued at 12/31/20	13,937,685	13,818,450
Additional paid-in capital	35,098,086	34,309,646
Retained earnings	35,583,213	29,368,046
Accumulated other comprehensive (loss) income	(281,505)	915,348
Less: treasury stock, at cost; 210,101 shares at 09/30/21 and 12/31/20	(2,622,777)	(2,622,777)
Total shareholders’ equity	83,214,702	77,288,713
Total liabilities and shareholders’ equity	$968,584,267	$918,233,284

Book value per common share outstanding	$15.23	$14.25

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended September 30,
Consolidated Statements of Income	2021	2020
(Unaudited)

Interest income
Interest and fees on loans	$8,778,173	$7,742,914
Interest on taxable debt securities	325,002	249,341
Dividends	14,666	17,715
Interest on federal funds sold and overnight deposits	92,923	76,896
Total interest income	9,210,764	8,086,866

Interest expense
Interest on deposits	594,327	877,466
Interest on borrowed funds	19,721	1,806
Interest on repurchase agreements	16,871	67,327
Interest on junior subordinated debentures	97,776	104,181
Total interest expense	728,695	1,050,780

Net interest income	8,482,069	7,036,086
Provision for loan losses	89,167	362,499
Net interest income after provision for loan losses	8,392,902	6,673,587

Non-interest income
Service fees	882,688	794,381
Income from sold loans	242,560	601,825
Other income from loans	223,388	281,959
Other income	351,950	263,130
Total non-interest income	1,700,586	1,941,295

Non-interest expense
Salaries and wages	2,002,999	1,958,754
Employee benefits	811,817	791,172
Occupancy expenses, net	743,219	601,093
Other expenses	1,973,822	1,753,698
Total non-interest expense	5,531,857	5,104,717

Income before income taxes	4,561,632	3,510,165
Income tax expense	862,429	629,722
Net income	$3,699,202	$2,880,443

Earnings per common share	$0.69	$0.54
Weighted average number of common shares used in computing earnings per share	5,354,187	5,285,771
Dividends declared per common share	$0.22	$0.19

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Nine Months Ended September 30,
Consolidated Statements of Income	2021	2020
(Unaudited)

Interest income
Interest and fees on loans	$24,919,892	$22,951,272
Interest on taxable debt securities	883,846	787,275
Dividends	40,265	63,540
Interest on federal funds sold and overnight deposits	260,811	248,373
Total interest income	26,104,814	24,050,460

Interest expense
Interest on deposits	1,930,664	3,154,211
Interest on borrowed funds	49,111	18,335
Interest on repurchase agreements	72,822	185,868
Interest on junior subordinated debentures	296,486	375,669
Total interest expense	2,349,083	3,734,083

Net interest income	23,755,731	20,316,377
Provision for loan losses	624,165	1,046,501
Net interest income after provision for loan losses	23,131,566	19,269,876

Non-interest income
Service fees	2,527,943	2,322,112
Income from sold loans	704,627	1,138,579
Other income from loans	653,377	803,555
Net realized gain on sale of securities AFS	0	39,086
Other income	1,155,405	753,772
Total non-interest income	5,041,352	5,057,104

Non-interest expense
Salaries and wages	5,923,001	5,773,491
Employee benefits	2,467,237	2,324,055
Occupancy expenses, net	2,140,141	1,921,597
Other expenses	5,635,925	5,166,247
Total non-interest expense	16,166,304	15,185,390

Income before income taxes	12,006,614	9,141,590
Income tax expense	2,235,305	1,557,598
Net income	$9,771,309	$7,583,992

Earnings per common share	$1.82	$1.43
Weighted average number of common shares used in computing earnings per share	5,338,481	5,264,802
Dividends declared per common share	$0.66	$0.57

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended September 30,
	2021	2020

Net income	$3,699,202	$2,880,443

Other comprehensive loss, net of tax:
Unrealized holding loss on securities AFS arising during the period	(475,176)	(49,737)
Tax effect	99,786	10,444
Other comprehensive loss, net of tax	(375,390)	(39,293)
Total comprehensive income	$3,323,812	$2,841,150

	Nine Months Ended September 30,
	2021	2020

Net income	$9,771,309	$7,583,992

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gain on securities AFS arising during the period	(1,515,004)	939,486
Reclassification adjustment for gain realized in income	0	(39,086)
Unrealized (loss) gain during the period	(1,515,004)	900,400
Tax effect	318,151	(189,085)
Other comprehensive (loss) income, net of tax	(1,196,853)	711,315
Total comprehensive income	$8,574,456	$8,295,307

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2021
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders’
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2021	$13,818,450	$1,500,000	$34,309,646	$29,368,046	$915,348	$(2,622,777)	$77,288,713

Issuance of common stock	42,523		222,256				264,779
Cash dividends declared
Common stock				(1,169,555)			(1,169,555)
Preferred stock				(12,188)			(12,188)
Comprehensive income
Net income				3,025,701			3,025,701
Other comprehensive loss					(1,311,905)		(1,311,905)
March 31, 2021	$13,860,973	$1,500,000	$34,531,902	$31,212,004	$(396,557)	$(2,622,777)	$78,085,545

Issuance of common stock	38,695		251,441				290,136
Cash dividends declared
Common stock				(1,173,253)			(1,173,253)
Preferred stock				(12,187)			(12,187)
Comprehensive income
Net income				3,046,406			3,046,406
Other comprehensive income					490,442		490,442
June 30, 2021	$13,899,668	$1,500,000	$34,783,343	$33,072,970	$93,885	$(2,622,777)	$80,727,089

Issuance of common stock	38,017		314,743				352,760
Cash dividends declared
Common stock				(1,176,771)			(1,176,771)
Preferred stock				(12,188)			(12,188)
Comprehensive income
Net income				3,699,202			3,699,202
Other comprehensive loss					(375,390)		(375,390)
September 30, 2021	$13,937,685	$1,500,000	$35,098,086	$35,583,213	$(281,505)	$(2,622,777)	$83,214,702

*Accumulated other comprehensive (loss) income

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

	Nine Months Ended September 30, 2020
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders’
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2020	$13,624,643	$1,500,000	$33,464,381	$22,667,949	$260,483	$(2,622,777)	$68,894,679

Issuance of common stock	40,465		213,812				254,277
Cash dividends declared
Common stock				(995,536)			(995,536)
Preferred stock				(17,813)			(17,813)
Comprehensive income
Net income				1,861,239			1,861,239
Other comprehensive income					586,646		586,646
March 31, 2020	$13,665,108	$1,500,000	$33,678,193	$23,515,839	$847,129	$(2,622,777)	$70,583,492

Issuance of common stock	47,752		214,135				261,887
Cash dividends declared
Common stock				(998,899)			(998,899)
Preferred stock				(12,187)			(12,187)
Comprehensive income
Net income				2,842,311			2,842,311
Other comprehensive income					163,962		163,962
June 30, 2020	$13,712,860	$1,500,000	$33,892,328	$25,347,064	$1,011,091	$(2,622,777)	$72,840,566

Issuance of common stock	62,920		200,826				263,746
Cash dividends declared
Common stock				(1,002,969)			(1,002,969)
Preferred stock				(12,188)			(12,188)
Comprehensive income
Net income				2,880,443			2,880,443
Other comprehensive loss					(39,293)		(39,293)
September 30, 2020	$13,775,780	$1,500,000	$34,093,154	$27,212,350	$971,798	$(2,622,777)	$74,930,305

*Accumulated other comprehensive income

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended September 30,
	2021	2020

Cash Flows from Operating Activities:
Net income	$9,771,309	$7,583,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, bank premises and equipment	815,454	677,086
Provision for loan losses	624,165	1,046,501
Deferred income tax	(75,779)	(128,103)
Net realized gain on sale of securities AFS	0	(39,086)
Gain on sale of loans	(404,428)	(766,440)
Gain on sale of bank premises and equipment	(7,559)	0
Gain on sale of OREO	0	(55,602)
Capital loss on leases	63,125	0
Income from CFS Partners	(834,781)	(462,964)
Amortization of bond premium, net	355,461	55,568
Proceeds from sales of loans held for sale	6,487,773	31,538,375
Originations of loans held for sale	(6,002,945)	(32,015,674)
Decrease in taxes payable	(376,202)	(145,105)
Decrease (increase) in interest receivable	257,562	(873,638)
Decrease (increase) in mortgage servicing rights	23,797	(31,463)
Decrease in right-of-use assets	147,125	182,475
Decrease in operating lease liabilities	(147,616)	(180,657)
Increase in other assets	(141,037)	(54,430)
Increase in cash surrender value of BOLI	(63,961)	(62,508)
Amortization of limited partnerships	272,286	252,513
Change in net deferred loan fees and costs	(46,463)	2,615,453
Decrease in interest payable	(29,252)	(34,364)
Decrease in accrued expenses	(126,996)	(53,918)
Decrease in other liabilities	(40,317)	(103,646)
Net cash provided by operating activities	10,520,722	8,944,365

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	14,130,683	14,407,740
Purchases	(65,972,109)	(12,745,042)
Proceeds from redemption of restricted equity securities	0	522,400
Purchases of restricted equity securities	(600)	(503,400)
Decrease in limited partnership contributions payable	(150,000)	(288,000)
Proceeds of distribution from CFS Partners	2,000,000	0
Decrease (increase) in loans, net	16,630,097	(131,508,927)
Capital expenditures net of proceeds from sales of bank
premises and equipment	(782,522)	(240,919)
Proceeds from sales of OREO	0	1,022,340
Recoveries of loans charged off	73,515	65,208
Net cash used in investing activities	(34,070,936)	(129,268,600)

9

	2021	2020

Cash Flows from Financing Activities:
Net increase in demand and interest-bearing transaction accounts	24,030,973	91,052,024
Net increase in money market and savings accounts	39,467,248	37,393,558
Net decrease in time deposits	(5,694,301)	(447,896)
Net decrease in repurchase agreements	(16,375,099)	(2,592,200)
Proceeds from long-term borrowings	0	150,000
Repayments on long-term borrowings	(500,000)	0
Decrease in finance lease obligations	(144,774)	(45,814)
Dividends paid on preferred stock	(36,563)	(42,188)
Dividends paid on common stock	(2,495,153)	(2,204,435)
Net cash provided by financing activities	38,252,331	123,263,049

Net increase in cash and cash equivalents	14,702,116	2,938,814
Cash and cash equivalents:
Beginning	115,049,920	48,562,212
Ending	$129,752,036	$51,501,026

Supplemental Schedule of Cash Paid During the Period:
Interest	$2,378,335	$3,768,447

Income taxes, net of refunds	$2,415,000	$1,578,293

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized (loss) gain on securities AFS	($1,515,004)	$900,400

Additions to finance lease obligations	$3,955,252	$0

Common Shares Dividends Paid:
Dividends declared	$3,519,579	$2,997,403
Increase in dividends payable attributable to dividends declared	(116,751)	(13,058)
Dividends reinvested	(907,675)	(779,910)
Total dividends paid	$2,495,153	$2,204,435

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

There were reclassifications to the consolidated financial statements for the periods presented.

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

In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00 percent on March 3, 2020 for the first time. On March 3, 2020, the FOMC reduced the targeted federal funds interest rate range by 50 bps to a range of 1.00% to 1.25%. This range was further reduced to a range of 0 percent to 0.25% on March 16, 2020. On April 29, 2020, the FOMC indicated that the federal funds target rate range will remain unchanged until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals. Since that time, the FOMC has repeatedly reiterated that position, most recently in November, 2021.

The duration of these reductions in interest rates and other lingering after-effects of the COVID-19 pandemic could adversely affect the Company’s business, financial condition and results of operations in future periods. It is reasonably possible that estimates made in the Company’s consolidated financial statements could be materially and adversely impacted as a result of the effects of the pandemic, including potential credit losses on loan receivables.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended September 30,	2021	2020

Net income, as reported	$3,699,202	$2,880,443
Less: dividends to preferred shareholders	12,188	12,188
Net income available to common shareholders	$3,687,015	$2,868,255
Weighted average number of common shares
used in calculating earnings per share	5,354,187	5,285,771
Earnings per common share	$0.69	$0.54

Nine Months Ended September 30,	2021	2020

Net income, as reported	$9,771,309	$7,583,992
Less: dividends to preferred shareholders	36,563	42,188
Net income available to common shareholders	$9,734,746	$7,541,804
Weighted average number of common shares
used in calculating earnings per share	5,338,481	5,264,802
Earnings per common share	$1.82	$1.43

Note 5. Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2021
U.S. GSE debt securities	$10,003,253	$69,462	$105,637	$9,967,078
U.S. Government securities	10,128,255	6,498	33,931	10,100,822
Agency MBS	80,876,989	261,920	821,647	80,317,262
ABS and OAS	2,131,767	90,684	0	2,222,451
CMO	958,211	0	18,570	939,641
Other investments	6,934,000	195,068	183	7,128,885
Total	$111,032,475	$623,632	$979,968	$110,676,139

December 31, 2020
U.S. GSE debt securities	$8,007,142	$165,934	$3,245	$8,169,831
Agency MBS	40,861,370	547,930	30,951	41,378,349
ABS and OAS	2,508,997	160,999	0	2,669,996
Other investments	8,169,000	318,002	0	8,487,002
Total	$59,546,509	$1,192,865	$34,196	$60,705,178

Investments pledged as collateral for repurchase agreements consisted of U.S. GSE debt securities, Agency MBS, ABS and OAS, and CMO. These repurchase agreements mature daily. These pledged investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

September 30, 2021	$66,394,672	$66,017,746
December 31, 2020	59,546,509	60,705,178

Proceeds from sales of debt securities were $884,137 for the first nine months of 2020, with gains of $39,086. There were no sales for the first nine months of 2021.

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
September 30, 2021
Due in one year or less	$3,470,000	$3,519,638
Due from one to five years	11,990,364	12,117,682
Due from five to ten years	13,692,473	13,701,738
Due after ten years	1,002,649	1,019,819
Agency MBS	80,876,989	80,317,262
Total	$111,032,475	$110,676,139

December 31, 2020
Due in one year or less	$2,227,000	$2,247,603
Due from one to five years	5,942,000	6,239,399
Due from five to ten years	9,511,476	9,801,921
Due after ten years	1,004,663	1,037,906
Agency MBS	40,861,370	41,378,349
Total	$59,546,509	$60,705,178

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
September 30, 2021
U.S. GSE debt securities	$5,894,967	$105,637	$0	$0	6	$5,894,967	$105,637
U.S. Government securities	6,565,249	33,931	0	0	13	6,565,249	33,931
Agency MBS	64,902,217	817,068	252,509	4,579	50	65,154,726	821,647
CMO	939,641	18,570	0	0	2	939,641	18,570
Other investments	247,816	183	0	0	1	247,816	183
Total	$78,549,890	$975,389	$252,509	$4,579	72	$78,802,399	$979,968

December 31, 2020
U.S. GSE debt securities	$1,999,234	$3,245	$0	$0	2	$1,999,234	$3,245
Agency MBS	2,076,167	19,845	520,546	11,106	6	2,596,713	30,951
Total	$4,075,401	$23,090	$520,546	$11,106	8	$4,595,947	$34,196

The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates its debt securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer’s financial condition. As of September 30, 2021 and December 31, 2020, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be OTTI.

Note 6. Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	September 30,	December 31,
	2021	2020

Commercial & industrial	$139,061,736	$161,067,501
Commercial real estate	285,912,606	280,544,550
Municipal	53,774,882	54,807,367
Residential real estate - 1st lien	174,895,121	170,507,263
Residential real estate - Jr lien	34,917,009	38,147,659
Consumer	4,077,021	4,280,990
Total loans	692,638,375	709,355,330

ALL	(7,819,307)	(7,208,485)
Deferred net loan fees	(1,149,278)	(1,195,741)
Net loans	$683,669,790	$700,951,104

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

September 30, 2021	30-89 Days	90 Days or More	Total Past Due	Current	Total Loans	Non-Accrual Loans	90 Days or More and Accruing

Commercial & industrial	$2,286,922	$0	$2,286,922	$136,774,814	$139,061,736	$148,674	$0
Commercial real estate	776,299	233,042	1,009,341	284,903,265	285,912,606	3,671,880	0
Municipal	0	0	0	53,774,882	53,774,882	0	0
Residential real estate
- 1st lien	805,094	1,251,352	2,056,446	172,838,675	174,895,121	1,183,306	657,604
- Jr lien	158,845	78,311	237,156	34,679,853	34,917,009	178,845	78,311
Consumer	15,177	0	15,177	4,061,844	4,077,021	0	0
Totals	$4,042,337	$1,562,705	$5,605,042	$687,033,333	$692,638,375	$5,182,705	$735,915

December 31, 2020	30-89 Days	90 Days or More	Total Past Due	Current	Total Loans	Non-Accrual Loans	90 Days or More and Accruing

Commercial & industrial	$119,413	$0	$119,413	$160,948,088	$161,067,501	$434,196	$0
Commercial real estate	127,343	567,957	695,300	279,849,250	280,544,550	1,875,942	0
Municipal	0	0	0	54,807,367	54,807,367	0	0
Residential real estate
- 1st lien	1,872,439	828,344	2,700,783	167,806,480	170,507,263	2,173,315	390,288
- Jr lien	18,322	180,711	199,033	37,948,626	38,147,659	191,311	98,889
Consumer	14,388	0	14,388	4,266,602	4,280,990	0	0
Totals	$2,151,905	$1,577,012	$3,728,917	$705,626,413	$709,355,330	$4,674,764	$489,177

For all loan segments, loans over 30 days past due are considered delinquent.

As of the balance sheet dates presented, loans in process of foreclosure consisted of the following residential mortgage loans:

	Number of loans	Balance

September 30, 2021	5	$192,940
December 31, 2020	6	312,807

A Vermont state-imposed moratorium on residential foreclosure proceedings adopted in April 2020 in response to the COVID-19 pandemic, ended on July 15, 2021.

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

Loss ratios are calculated by loan segment using appropriate look back periods. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment in the current economic climate. During periods of economic stability, a relatively longer period (e.g., five years) may be appropriate. During periods of significant expansion or contraction, the Company may appropriately shorten the historical time period. Due primarily to the effects of COVID-19, during 2020 the Company shortened its look back period to one year, which remained in effect as of September 30, 2021.

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

The tables below summarize changes in the ALL and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended September 30, 2021

	Commercial & Industrial	Commercial Real Estate	Municipal	Residential Real Estate 1st Lien	Residential Real Estate Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$899,163	$3,932,846	$57,292	$1,655,042	$201,269	$61,224	$912,420	$7,719,256
Charge-offs	0	0	0	0	0	(30,638)	0	(30,638)
Recoveries	0	20,162	0	2,275	8,641	10,444	0	41,522
Provision (credit)	3,201	(56,471)	28,748	(10,532)	(20,684)	37,843	107,062	89,167
ALL ending balance	$902,364	$3,896,537	$86,040	$1,646,785	$189,226	$78,873	$1,019,482	$7,819,307

As of or for the nine months ended September 30, 2021

	Commercial & Industrial	Commercial Real Estate	Municipal	Residential Real Estate 1st Lien	Residential Real Estate Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$842,547	$3,854,153	$82,211	$1,735,304	$234,896	$60,461	$398,913	$7,208,485
Charge-offs	(18,847)	0	0	0	0	(68,011)	0	(86,858)
Recoveries	4,761	27,160	0	4,602	9,601	27,391	0	73,515
Provision (credit)	73,903	15,224	3,829	(93,121)	(55,271)	59,032	620,569	624,165
ALL ending balance	$902,364	$3,896,537	$86,040	$1,646,785	$189,226	$78,873	$1,019,482	$7,819,307

ALL evaluated for impairment
Individually	$0	$0	$0	$88,874	$159	$0	$0	$89,033
Collectively	902,364	3,896,537	86,040	1,557,911	189,067	78,873	1,019,482	7,730,274
Total	$902,364	$3,896,537	$86,040	$1,646,785	$189,226	$78,873	$1,019,482	$7,819,307

Loans evaluated for impairment
Individually	$140,098	$3,711,049	$0	$3,853,902	$134,383	$0		$7,839,432
Collectively	138,921,638	282,201,557	53,774,882	171,041,219	34,782,626	4,077,021		684,798,943
Total	$139,061,736	$285,912,606	$53,774,882	$174,895,121	$34,917,009	$4,077,021		$692,638,375

As of or for the year ended December 31, 2020

	Commercial & Industrial	Commercial Real Estate	Municipal	Residential Real Estate 1st Lien	Residential Real Estate Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$836,766	$3,181,646	$0	$1,388,564	$289,684	$51,793	$178,038	$5,926,491
Charge-offs	(39,148)	(34,200)	0	(203,623)	(28,673)	(74,327)	0	(379,971)
Recoveries	1,087	20,000	0	12,856	5,809	33,213	0	72,965
Provision (credit)	43,842	686,707	82,211	537,507	(31,924)	49,782	220,875	1,589,000
ALL ending balance	$842,547	$3,854,153	$82,211	$1,735,304	$234,896	$60,461	$398,913	$7,208,485

ALL evaluated for impairment
Individually	$0	$0	$0	$108,474	$307	$0	$0	$108,781
Collectively	842,547	3,854,153	82,211	1,626,830	234,589	60,461	398,913	7,099,704
Total	$842,547	$3,854,153	$82,211	$1,735,304	$234,896	$60,461	$398,913	$7,208,485

Loans evaluated for impairment
Individually	$414,266	$1,943,723	$0	$4,657,050	$135,053	$0		$7,150,092
Collectively	160,653,235	278,600,827	54,807,367	165,850,213	38,012,606	4,280,990		702,205,238
Total	$161,067,501	$280,544,550	$54,807,367	$170,507,263	$38,147,659	$4,280,990		$709,355,330

As of or for the three months ended September 30, 2020

	Commercial & Industrial	Commercial Real Estate	Municipal	Residential Real Estate 1st Lien	Residential Real Estate Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$886,546	$3,406,502	$0	$1,511,897	$319,749	$48,653	$342,337	$6,515,684
Charge-offs	(34,565)	(2,200)	0	(56,500)	0	(7,560)	0	(100,825)
Recoveries	0	0	0	4,742	533	5,475	0	10,750
Provision (credit)	90,770	222,268	41,866	36,383	6,434	8,709	(43,931)	362,499
ALL ending balance	$942,751	$3,626,570	$41,866	$1,496,522	$326,716	$55,277	$298,406	$6,788,108

As of or for the nine months ended September 30, 2020

	Commercial & Industrial	Commercial Real Estate	Municipal	Residential Real Estate 1st Lien	Residential Real Estate Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$836,766	$3,181,646	$0	$1,388,564	$289,684	$51,793	$178,038	$5,926,491
Charge-offs	(34,565)	(2,200)	0	(134,196)	(28,673)	(50,458)	0	(250,092)
Recoveries	1,087	20,000	0	10,552	5,280	28,289	0	65,208
Provision (credit)	139,463	427,124	41,866	231,602	60,425	25,653	120,368	1,046,501
ALL ending balance	$942,751	$3,626,570	$41,866	$1,496,522	$326,716	$55,277	$298,406	$6,788,108

Impaired loans, by portfolio segment, were as follows:

	As of September 30, 2021
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)(2)	Average Recorded Investment(1)(3)	Interest Income Recognized(3)

Related allowance recorded
Residential real estate
1st lien	$793,401	$804,655	$88,874	$785,752	$897,008	$48,200
Jr lien	3,836	3,833	159	4,008	4,315	332
Total with related allowance	797,237	808,488	89,033	789,760	901,323	48,532

No related allowance recorded
Commercial & industrial	140,098	161,331		261,153	339,386	204
Commercial real estate	3,711,470	4,210,006		2,795,979	2,295,473	78,462
Residential real estate
1st lien	3,094,255	3,991,516		3,253,698	3,402,302	155,005
Jr lien	130,551	176,460		133,148	133,861	0
Total with no related allowance	7,076,374	8,539,313		6,443,978	6,171,022	233,671

Total impaired loans	$7,873,611	$9,347,801	$89,033	$7,233,738	$7,072,345	$282,203

(1)	Recorded investment in impaired loans as of September 30, 2021 includes accrued interest receivable and deferred net loan costs of $34,179.
(2)	For the three months ended September 30, 2021.
(3)	For the nine months ended September 30, 2021.

	As of December 31, 2020
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)(2)	Interest Income Recognized(2)

Related allowance recorded
Residential real estate
1st lien	$900,581	$950,063	$108,474	$889,262	$72,713
Jr lien	4,777	4,775	307	5,416	541
Total with related allowance	905,358	954,838	108,781	894,678	73,254

No related allowance recorded
Commercial & industrial	414,266	471,405		397,136	6,396
Commercial real estate	1,944,013	2,394,284		1,746,430	14,139
Residential real estate
1st lien	3,788,965	4,607,848		3,878,829	230,838
Jr lien	130,279	169,720		163,750	4,524
Total with no related allowance	6,277,523	7,643,257		6,186,145	255,897

Total impaired loans	$7,182,881	$8,598,095	$108,781	$7,080,823	$329,151

(1)	Recorded investment in impaired loans as of December 31, 2020 includes accrued interest receivable and deferred net loan costs of $32,789.
(2)	For the year ended December 31, 2020.

	As of September 30, 2020
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)(2)	Average Recorded Investment(1)(3)	Interest Income Recognized(3)

Related allowance recorded
Residential real estate
1st lien	$1,166,549	$1,207,778	$111,435	$1,015,521	$969,485	$81,313
Jr lien	5,083	5,079	361	5,249	5,576	415
Total with related allowance	1,171,632	1,212,857	111,796	1,020,770	975,061	81,728

No related allowance recorded
Commercial & industrial	374,558	410,356		379,147	392,854	4,077
Commercial real estate	1,823,015	2,213,788		1,718,560	1,697,035	10,989
Residential real estate
1st lien	3,592,591	4,378,079		3,911,876	3,818,241	148,099
Jr lien	142,829	180,016		114,830	172,117	0
Total with no related allowance	5,932,993	7,182,239		6,124,413	6,080,247	163,165

Total impaired loans	$7,104,625	$8,395,096	$111,796	$7,145,183	$7,055,308	$244,893

(1)	Recorded investment in impaired loans as of September 30, 2020 includes accrued interest receivable and deferred net loan costs of $34,909.
(2)	For the three months ended September 30, 2020.
(3)	For the nine months ended September 30, 2020.

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of September 30, 2021

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$135,579,309	$270,522,821	$53,774,882	$172,862,774	$34,652,449	$4,077,021	$671,469,256
Group B	707,522	8,337,352	0	0	0	0	9,044,874
Group C	2,774,905	7,052,433	0	2,032,347	264,560	0	12,124,245
Total	$139,061,736	$285,912,606	$53,774,882	$174,895,121	$34,917,009	$4,077,021	$692,638,375

As of December 31, 2020

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$156,748,590	$261,932,833	$54,807,367	$167,478,918	$37,850,056	$4,280,990	$683,098,754
Group B	998,641	12,784,078	0	0	0	0	13,782,719
Group C	3,320,270	5,827,639	0	3,028,345	297,603	0	12,473,857
Total	$161,067,501	$280,544,550	$54,807,367	$170,507,263	$38,147,659	$4,280,990	$709,355,330

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

The Company has adopted the TDR guidance issued by the federal banking agencies in March and April 2020 regarding the treatment of certain short-term loan modifications relating to the COVID-19 pandemic (See Note 3). Under this guidance, qualifying concessions and modifications are not considered TDRs. As of September 30, 2021, the Company had granted short term loan concessions and/or modifications within the terms of this guidance to 593 borrowers, with respect to loans having an aggregate principal balance of $109.5 million as of September 30, 2021. These loans may bear a higher risk of default in future periods.

New TDRs, by portfolio segment, during the periods presented were as follows:

	Three months ended September 30, 2021			Nine months ended September 30, 2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial & industrial	0	$0	$0	1	$41,751	$41,751
Commercial real estate	1	2,250,000	2,250,000	1	2,250,000	2,250,000
	1	$2,250,000	$2,250,000	2	$2,291,751	$2,291,751

Year ended December 31, 2020
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - 1st lien	6	$591,826	$687,751

	Three months ended September 30, 2020			Nine months ended September 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Residential real estate
- 1st lien	1	$54,318	$57,053	6	$591,826	$687,751

The TDRs for which there was a payment default during the twelve month periods presented below were as follows:

For the twelve months ended September 30, 2021

	Number of	Recorded
	Contracts	Investment

Commercial & industrial	1	$38,751

For the twelve months ended December 31, 2020

	Number of	Recorded
	Contracts	Investment

Residential real estate - 1st lien	1	$165,168

For the twelve months ended September 30, 2020

	Number of	Recorded
	Contracts	Investment

Commercial & industrial	3	$25,720
Residential real estate - 1st lien	3	408,505
Residential real estate - Jr lien	1	50,095
	7	$484,320

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

The specific allowances within the ALL related to TDRs as of the balance sheet dates are presented in the table below.

	September 30,	December 31,
	2021	2020

Specific Allocation	$89,033	$108,781

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

	September 30,	December 31,
Assets: (market approach)	2021	2020

Level 1
U.S. Government securities	$10,100,822	$0

Level 2
U.S. GSE debt securities	$9,967,078	$8,169,831
Agency MBS	80,317,262	41,378,349
ABS and OAS	2,222,451	2,669,996
CMO	939,641	0
Other investments	7,128,885	8,487,002
Total	$100,575,317	$60,705,178

	$110,676,139	$60,705,178

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

	September 30,	December 31,
Level 2	2021	2020
Assets: (market approach)
Impaired loans, net of related allowance	$150,873	$323,645
Loans held-for-sale	50,000	130,400
MSRs (1)	898,349	922,146

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company’s financial instruments as of the balance sheet dates were as follows:

September 30, 2021		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$129,752	$129,752	$0	$0	$129,752
Debt securities AFS	110,676	10,101	100,575	0	110,676
Restricted equity securities	1,447	0	1,447	0	1,447
Loans and loans held-for-sale, net of ALL
Commercial & industrial	136,380	0	0	138,509	138,509
Commercial real estate	281,551	0	42	282,928	282,970
Municipal	53,610	0	0	55,437	55,437
Residential real estate - 1st lien	173,511	0	109	174,521	174,630
Residential real estate - Jr lien	34,676	0	0	34,573	34,573
Consumer	3,992	0	0	4,031	4,031
MSRs (1)	898	0	927	0	927
Accrued interest receivable	2,730	0	2,730	0	2,730

Financial liabilities:
Deposits
Other deposits	839,646	0	840,638	0	840,638
Brokered deposits	449	0	450	0	450
Long-term borrowings	2,300	0	2,191	0	2,191
Repurchase agreements	22,352	0	22,352	0	22,352
Operating lease obligations	913	0	913	0	913
Finance lease obligations	3,912	0	3,912	0	3,912
Subordinated debentures	12,887	0	12,876	0	12,876
Accrued interest payable	57	0	57	0	57

(1) Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

December 31, 2020		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$115,050	$115,050	$0	$0	$115,050
Debt securities AFS	60,705	0	60,705	0	60,705
Restricted equity securities	1,447	0	1,447	0	1,447
Loans and loans held-for-sale, net of ALL
Commercial & industrial	158,601	0	0	160,371	160,371
Commercial real estate	276,476	0	208	279,281	279,489
Municipal	54,694	0	0	55,601	55,601
Residential real estate - 1st lien	169,201	0	116	170,385	170,501
Residential real estate - Jr lien	37,892	0	0	37,991	37,991
Consumer	4,218	0	0	4,238	4,238
MSRs (1)	922	0	922	0	922
Accrued interest receivable	2,988	0	2,988	0	2,988

Financial liabilities:
Deposits
Other deposits	778,085	0	779,824	0	779,824
Brokered deposits	4,206	0	4,208	0	4,208
Long-term borrowings	2,800	0	2,724	0	2,724
Repurchase agreements	38,727	0	38,727	0	38,727
Operating lease obligations	1,060	0	1,060	0	1,060
Finance lease obligations	38	0	38	0	38
Subordinated debentures	12,887	0	12,876	0	12,876
Accrued interest payable	86	0	86	0	86

(1) Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

Note 9. Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

	Nine Months Ended	Year Ended
	September 30, 2021	December 31, 2020

Balance at beginning of year	$922,146	$939,577
MSRs capitalized	97,083	292,654
MSRs amortized	(174,530)	(256,435)
Change in valuation allowance	53,650	(53,650)
Balance at end of period	$898,349	$922,146

Note 10. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business. Management does not expect that any such litigation will be material to the Company’s consolidated financial condition or results of operations.

Note 11. Subsequent Events

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP. On September 23, 2021, the Company’s Board declared a cash dividend of $0.22 per common share, payable November 1, 2021 to shareholders of record as of October 15, 2021. This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Period Ended September 30, 2021

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly-owned subsidiary, Community National Bank, as of September 30, 2021 and December 31, 2020, and its consolidated results of operations for the three- and nine-month interim periods presented. The Company is considered a “smaller reporting company” under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its audited statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two year, rather than a three year, period and intends to provide smaller reporting company scaled disclosures where management deems it appropriate. Additionally, beginning with the 2020 Annual Report on Form 10-K, the Company is considered a non-accelerated filer under the amended disclosure rules of the SEC.

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

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities:

•	general economic or business conditions, either nationally, regionally or locally, deteriorate, resulting in a decline in credit quality or a diminished demand for the Company’s products and services;
•	competitive pressures increase among financial service providers in the Company’s northern New England market area or in the financial services industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems;
•	interest rates change in such a way as to negatively affect the Company’s net income, asset valuations or margins;
•	changes in laws or government rules, including the rules of the federal Consumer Financial Protection Bureau, or the way in which courts or government agencies interpret or implement those laws or rules, increase our costs of doing business, causing us to limit or change our product offerings or pricing, or otherwise adversely affect the Company’s business;
•	changes in federal or state tax laws or policy;
•	changes in the level of nonperforming assets and charge-offs;
•	changes in applicable accounting policies, practices and standards, including, without limitation, implementation of pending changes to the measurement of credit losses in financial statements under US GAAP pursuant to the CECL model;
•	changes in consumer and business spending, borrowing and savings habits;
•	reductions in deposit levels, which necessitate increased borrowings to fund loans and investments;
•	the geographic concentration of the Company’s loan portfolio and deposit base;
•	losses due to the fraudulent or negligent conduct of third parties, including the Company’s service providers, customers and employees;

•	cybersecurity risks could adversely affect the Company’s business, financial performance or reputation and could result in financial liability for losses incurred by customers or others due to data breaches or other compromise of the Company’s information security systems;
•	higher-than-expected costs are incurred relating to information technology or difficulties arise in implementing technological enhancements;
•	management’s risk management measures may not be completely effective;
•	changes in the United States monetary and fiscal policies, including the interest rate policies of the FRB and its regulation of the money supply;
•	adverse changes in the credit rating of U.S. government debt;
•	the planned phase out of three month LIBOR by June 30, 2023, which could adversely affect the Company’s interest costs in future periods on its $12,887,000 in principal amount of Junior Subordinated Debentures due December 12, 2037, which currently bear interest at a variable rate, adjusted quarterly, equal to 3-month LIBOR, plus 2.85%;
•	the effect of COVID-19 and emerging variants of the virus on our Company, the communities where we have branches and loan production offices, the State of Vermont and the national and global economies and overall stability of the financial markets;
•	government and regulatory responses to the COVID-19 pandemic and emerging threats from variants of the virus;
•	operational and internal system failures due to changes in normal business practices, including remote working for Company staff;
•	increased cybercrime and payment system risk due to increase usage by customers of online and other remote banking channels;
•	rising unemployment rates in our markets due to the COVID-19 related business shutdowns, delays and setbacks in scheduled re-openings and other economic disruptions, which reduce our borrowers’ ability to repay their loans and reduce customer demand for our products and services; and
•	the short-term and long-term effects of government interventions in the U.S. economy and financial system in response to the COVID-19 pandemic and emerging variants of the virus, including the effects of recent legislative, tax, accounting and regulatory actions and reforms, such as passage of the CARES Act, the actions of the Federal Reserve affecting monetary policy, and the temporary moratorium on foreclosures imposed by the State of Vermont in response to the COVID-19 emergency.

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

OVERVIEW

The Company’s consolidated assets on September 30, 2021 were $968,584,267 compared to $918,233,284 at December 31, 2020, an increase of 5.5%. Changes in the asset base included an increase of $49,970,961, or 82.3%, in securities AFS, and an increase in cash and cash equivalents of $14,702,116, or 12.8%, which was partially offset by a decrease in net loans of $17,281,314, or 2.5%. The growth in the securities AFS portfolio was due to purchases totaling $66.0 million during the first nine months of 2021. The decrease in loans was primarily attributable to forgiveness payments in the PPP portfolio, which had an aggregate principal balance of $35.7 million as of September 30, 2021, compared to $64.4 million at December 31, 2020. Net of the decrease in PPP loans, loans increased by $12MM, or 1.9% year to date. More discussion on the activity of this portfolio can be found in the Credit Risk section.

Total deposits on September 30, 2021 were $840,094,760 compared to $782,290,840 on December 31, 2020, an increase of $57.8 million, or 7.4%, reflecting the combined effect of increases in core deposits (demand deposit accounts, non-interest bearing) of $15.5 million, or 8.30%, an increase in interest-bearing transaction accounts of $8.6 million, or 3.8%, an increase in money market funds totaling $9.2 million, or 8.0%, and an increase in savings accounts of $30.2 million, or 21.8%. These increases were partially offset by a decrease of $5.7 million, or 5.0%, in time deposits. The increase in core deposits was driven in part by PPP loan funds that were deposited in business checking accounts as well as increases in customer checking accounts likely from stimulus payments, unemployment benefits and deferral or forbearance agreements on residential mortgage and student loans.

Consolidated net income during the third quarter of 2021 increased $818,760, or 28.4%, and year to date consolidated net income increased $2.2 million, or 28.8%, from $7.6 million for the first nine months of 2020 to $9.8 million for the same period in 2021. PPP loan processing fees from the SBA and a significant decrease in interest expense were the main drivers in the increase in net income for the three- and nine-month comparison periods. Please refer to the Non-interest Income and Non-interest Expense sections for more information on these and other changes for the three- and nine-month periods ended September 30, 2021.

Total interest income increased $1.1 million, or 13.9%, for the third quarter of 2021, compared to the same quarter in 2020, and increased $2.1 million, or 8.5%, year to date through September 30, 2021, compared to the same period in 2020. The increase in interest earned on the investment portfolio was due to an increase in volume, and the recognition of PPP loan processing fees from the SBA of $1.6 million for the third quarter and $3.7 million for the first nine months of 2021 contributed to the increase in both periods. Those processing fees represented 95.5% and 94.3%, respectively, of the total of fees on loans of $1.7 million for the third quarter of 2021, and $3.9 million for the nine months ended September 30, 2021, compared to 86.3% and 84.8%, respectively, of total fees on loans of $525,601 and $1.2 million, for the same periods in 2020. The opportunity for an increase in interest income from the loan growth was curbed by the mandated 1% interest rate on SBA PPP loans.

Despite a 14.2% increase in total interest-bearing deposits year over year, a decrease in total interest expense of $322,086, or 30.7%, is noted for the third quarter of 2021 compared to 2020, and a decrease of $1.4 million, or 37.1%, is noted for the first nine months of 2021, compared to the same period in 2020. The 150 basis point decrease in short-term rates initiated by the FRB in March 2020 in response to the COVID-19 pandemic and sustained since then has resulted in a decrease in most components of interest expense, as rates paid on deposit accounts were reduced to reflect the changes in market rates. Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section for more information on the impact that FRB action and changes in the yield curve could have on net interest income.

The provision for loan losses for the third quarter of 2021 was $89,167 compared to $362,499 for the same quarter of 2020, and $624,165 for the first nine months of 2021, compared to just over $1.0 million for the same period in 2020, resulting in decreases of 75.4% and 40.4%, respectively, between periods. These decreases to the provision in both periods were primarily due to a negligible level of charge off activity, a decline in historical loss rates and a decrease in the amount of the loan portfolio during the first nine months of 2021, compared to higher than anticipated loan charge off activity as well as loan growth during the same period last year. Additionally, most of the loan growth during the first nine months of 2021 was attributable to PPP loans, which bear a 100% SBA guarantee, subject to borrower eligibility requirements. Please refer to the ALL and provisions discussion in the Credit Risk section for more information on these decreases.

Equity capital grew to $83.2 million, with a book value per share of $15.23 as of September 30, 2021, compared to equity capital of $77.3 million and a book value of $14.25 as of December 31, 2020. On September 23, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per common share, payable on November 1, 2021 to shareholders of record on October 15, 2021.

As of September 30, 2021, all of the Company’s capital ratios, and those of our subsidiary Bank, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an economic downturn from a resurgence of COVID-19, should one occur, our equity capital and regulatory capital ratios could be adversely impacted by credit losses and other adverse economic and operational impacts of the pandemic.

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

These policies are described in the Company’s 2020 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. There were no material changes during the first nine months of 2021 in the Company’s critical accounting policies.

RESULTS OF OPERATIONS

Net income for the third quarter of 2021 was $3,699,202 or $0.69 per common share, compared to $2,880,443 or $0.54 per common share for the same quarter of 2020. Net income for the first nine months of 2021 was $9,771,309 or $1.82 per common share, compared to $7,583,992 or $1.43 per common share for the same period in 2020. Core earnings (NII) for the third quarter of 2021 was $8.5 million compared to $7.0 million for the same quarter in 2020 and $23.8 million for the first nine months of 2021, compared to $20.3 million for the same period in 2020. As noted and discussed in the Overview, interest income during the third quarter and year to date period was supported by fees generated from administering PPP loans. These fees have offset a decrease in interest income due to the repricing of loans, new loans (other than PPP loans) booked at lower market rates and PPP loans booked at a mandated 1% annual interest rate. Despite the increase in deposits between periods, interest paid on deposits, which is the major component of total interest expense, decreased $283,139, or 32.3% for the third quarter of 2021 compared to the same quarter of 2020, and $1.2 million, or 38.8%, for the first nine months of 2021 compared to the same period last year, as rates paid on deposits continue to adjust downward, reflecting the decreases in short-term rates initiated by the FRB beginning in March 2020 in response to the pandemic.

Non-interest income for the third quarter of 2021 was $1.7 million compared to $1.9 million for the same quarter of 2020, and non-interest income for the first nine months of 2021 was $5.0 million compared to $5.1 million for the first nine months of 2020. Proceeds from sales of sold loans decreased from $31.5 million for the first nine months of 2020 to $6.5 million for the same period in 2021. This resulted in decreases in gain on sale from these proceeds totaling $359,265, or 59.7% for the third quarter of 2021 compared to the same quarter of 2020, and $433,952, or 38.1% for the first nine months of 2021 compared to the same period in 2020. Non-interest expense for the third quarter of 2021 was $5.5 million compared to $5.1 million for the same quarter of 2020, and non-interest expense for the first nine months of 2021 was $16.2 million compared to $15.2 million for the same period of 2020.

The following tables summarize certain balance sheet data and the earnings performance of the Company as of the balance sheet dates and for the nine month comparison periods.

	September 30,	December 31,
	2021	2020
Balance Sheet Data
Net loans	$683,669,790	$700,951,104
Total assets	968,584,267	918,233,284
Total deposits	840,094,760	782,290,840
Borrowed funds	2,300,000	2,800,000
Junior subordinated debentures	12,887,000	12,887,000
Total liabilities	885,369,565	840,944,571
Total shareholders’ equity	83,214,702	77,288,713

Book value per common share outstanding	$15.23	$14.25

	Nine Months Ended September 30,
	2021	2020
Operating Data
Total interest income	$26,104,814	$24,050,460
Total interest expense	2,349,083	3,734,083
Net interest income	23,755,731	20,316,377

Provision for loan losses	624,165	1,046,501
Net interest income after provision for loan losses	23,131,566	19,269,876

Non-interest income	5,041,352	5,057,104
Non-interest expense	16,166,304	15,185,390
Income before income taxes	12,006,614	9,141,590
Applicable income tax expense(1)	2,235,305	1,557,598

Net Income	$9,771,309	$7,583,992

Per Common Share Data
Earnings per common share (2)	$1.82	$1.43
Dividends declared per common share	$0.66	$0.57
Weighted average number of common shares outstanding	5,338,481	5,264,802
Number of common shares outstanding, period end	5,364,973	5,300,211

(1)	Applicable income tax expense assumes a 21% tax rate for both periods.
(2)	Computed based on the weighted average number of common shares outstanding during the periods presented.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders’ equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following tables show these ratios annualized, as well as other equity ratios, for the comparison periods presented.

	Three Months Ended September 30,
	2021	2020
Return on average assets	1.54%	1.36%
Return on average equity	17.87%	15.54%
Dividend payout ratio (1)	31.88%	35.19%
Average equity to average assets	8.64%	8.76%

	Nine Months Ended September 30,
	2021	2020
Return on average assets	1.40%	1.27%
Return on average equity	16.39%	14.16%
Dividend payout ratio (1)	36.26%	39.86%
Average equity to average assets	8.52%	8.98%

(1) Dividends declared per common share divided by earnings per common share.

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

The Company’s tax-exempt interest income of $246,627 and $319,697 for the three months ended September 30, 2021 and 2020, respectively, and $759,855 and $1.1 million for the nine months ended September 31, 2021 and 2020, respectively, was derived from loans to local municipalities of $53.8 million and $52.3 million at September 30, 2021 and 2020, respectively.

The following tables show the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

	Three Months Ended September 30,
	2021	2020

Net interest income as presented	$8,482,070	$7,036,086
Effect of tax-exempt income	65,559	84,982
Net interest income, tax equivalent	$8,547,629	$7,121,068

	Nine Months Ended September 30,
	2021	2020

Net interest income as presented	$23,755,731	$20,316,377
Effect of tax-exempt income	201,987	295,535
Net interest income, tax equivalent	$23,957,718	$20,611,912

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

	Three Months Ended September 30,
	2021			2020
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$705,990,188	$8,843,732	4.97%	$735,066,284	$7,827,896	4.24%
Taxable investment securities	91,309,182	325,002	1.41%	43,672,567	249,341	2.27%
Sweep and interest-earning accounts	80,330,844	92,923	0.46%	20,438,654	76,896	1.50%
Other investments (2)	1,834,150	14,666	3.17%	1,799,850	17,715	3.92%
Total	$879,464,364	$9,276,323	4.18%	$800,977,355	$8,171,848	4.06%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$222,858,078	$126,042	0.22%	$187,233,075	$198,932	0.42%
Money market accounts	126,691,975	148,962	0.47%	106,073,212	215,488	0.81%
Savings deposits	162,353,105	51,909	0.13%	130,272,439	39,142	0.12%
Time deposits	107,239,980	267,414	0.99%	113,353,872	423,904	1.49%
Borrowed funds	2,301,326	12	0.00%	3,663,261	598	0.06%
Repurchase agreements	23,644,148	16,871	0.28%	30,519,702	67,327	0.88%
Finance lease obligations	2,385,977	19,709	3.30%	59,386	1,208	8.14%
Junior subordinated debentures	12,887,000	97,776	3.01%	12,887,000	104,181	3.22%
Total	$660,361,589	$728,695	0.44%	$584,061,947	$1,050,780	0.72%

Net interest income		$8,547,628			$7,121,068
Net interest spread (3)			3.74%			3.34%
Net interest margin (4)			3.86%			3.54%

(1)

Included in gross loans are non-accrual loans with average balances of $5,274,531 and $4,677,752 for the three months ended September 30, 2021 and 2020, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $52,546,634 and $56,337,312 for the three months ended September 30, 2021 and 2020, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $769,000 and $734,700 for the three months ended September 30, 2021 and 2020, respectively, with a dividend rate of approximately 1.52% and 4.12%, respectively, per quarter.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

	Nine Months Ended September 30,
	2021			2020
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$718,366,424	$25,121,879	4.68%	$685,896,774	$23,246,807	4.53%
Taxable investment securities	86,274,774	883,846	1.37%	43,424,844	787,275	2.42%
Sweep and interest-earning accounts	74,020,149	260,811	0.47%	19,402,112	248,373	1.71%
Other investments (2)	1,833,884	40,265	2.94%	1,847,509	63,540	4.59%
Total	$880,495,231	$26,306,801	3.99%	$750,571,239	$24,345,995	4.33%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$228,892,277	$408,410	0.24%	$183,023,743	$832,020	0.61%
Money market accounts	123,955,268	477,355	0.51%	103,218,864	873,627	1.13%
Savings deposits	144,060,590	121,748	0.11%	119,367,893	120,681	0.14%
Time deposits	109,049,139	923,151	1.13%	111,607,801	1,327,883	1.59%
Borrowed funds	2,376,974	36	0.00%	5,645,077	13,853	0.33%
Repurchase agreements	29,997,106	72,822	0.32%	28,582,148	185,868	0.87%
Finance lease obligations	2,156,173	49,075	3.03%	74,656	4,482	8.00%
Junior subordinated debentures	12,887,000	296,486	3.08%	12,887,000	375,669	3.89%
Total	$653,374,527	$2,349,083	0.48%	$564,407,182	$3,734,083	0.88%

Net interest income		$23,957,718			$20,611,912
Net interest spread (3)			3.51%			3.45%
Net interest margin (4)			3.64%			3.67%

(1)

Included in gross loans are non-accrual loans with average balances of $4,388,561 and $4,706,338 for the nine months ended September 30, 2021 and 2020, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $52,105,647 and $58,086,317 for the nine months ended September 30, 2021 and 2020, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $768,734 and $782,359, respectively, with a dividend rate of approximately 1.52% and 4.37%, respectively, for the nine months ended September 30, 2021 and 2020, respectively.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three- and nine-month periods ended September 30, 2021 increased 9.8% and 17.3%, respectively, compared to the same periods last year, while the average yield on interest-earning assets increased 12 bps and decreased 34 bps, respectively. The increase in average yield in the three-month comparison periods is primarily due to activity within the PPP loan portfolio. When these loans are paid off, as part of the SBA forgiveness program, the remainder of the deferred loan fee associated with each loan is taken into income. These fees for the third quarter of 2021 amounted to $1.6 million, compared to $453,505 for the third quarter of 2020. The decrease in the average yield in all other categories reflects the persistent low federal funds rate.

The average volume of loans decreased 4.0% over the three-month comparison periods of 2021 versus 2020 and increased 4.7% over the nine-month comparison periods of 2021 versus 2020, while the average yield on loans increased 73 bps and 15 bps, respectively. Loans accounted for 80.3% and 81.6%, respectively, of the average interest-earning asset portfolio for the three- and nine- month periods ended September 30, 2021 down from 91.8% and 91.4%, respectively, for the same periods last year. This percentage decline occurred despite the increase in the average volume of the loan portfolio and reflects the overall growth in the balance sheet, including in the significant increase in average volume of the taxable investment portfolio as a percentage of total assets between periods, as described below. Interest earned on the loan portfolio as a percentage of total interest income was 95.3% and 95.5%, respectively for the three- and nine-month periods in 2021 compared to 95.8% and 95.5%, respectively for the same periods in 2020.

The average volume of the taxable investment portfolio (classified as AFS) increased 109.1% and 98.7% during the three- and nine-month periods ended September 30, 2021, compared to the same periods last year, while the average yield decreased 86 bps and 105 bps, respectively, between periods. The increase in volume for both periods reflects the excess liquidity resulting from the PPP loan program and other government mitigation measures adopted in response to the pandemic.

The average volume of sweep and interest-earning accounts, which consists primarily of interest-bearing accounts at the FRBB and two correspondent banks, increased $59.9 million, or 293.0% during the three-month period ended September 30, 2021, compared to the same period last year, and $54.6 million, or 281.5%, for the nine-month period ended September 30, 2021, while the average yield on these funds decreased 104 bps and 124 bps, respectively. This increase in cash volume is attributable to significant increases in core deposits which were driven in part by PPP loan funds that were deposited in business checking accounts as well as increases in customer checking accounts likely from stimulus payments, unemployment benefits and deferral or forbearance agreements on residential mortgage and student loans.

The average volume of interest-bearing liabilities for the three- and nine month periods ended September 30, 2021 increased 13.5% and 15.8%, respectively, compared to the same periods last year, while the average rate paid on interest-bearing liabilities decreased 28 bps and 40 bps, respectively, reflecting the decrease in the federal funds rate beginning in March 2020. Customer deposits of PPP loan proceeds and stimulus payments were contributing factors to the increase in average volume.

The average volume of interest-bearing transaction accounts increased 19.0% and 25.1%, respectively, during the three- and nine-month periods ended September 30, 2021 compared to the same periods last year, while the average rate paid on these accounts decreased 20 bps and 37 bps, respectively. Contributing factors to the increase in average volume were increases of $8.0 million, or 19.7%, and $9.8 million, or 23.6%, respectively, in the average volume of ICS DDAs, and $21.9 million or 24.0%, and $25.1 million, or 31.1%, respectively, in the average volume of other interest-bearing DDAs. Interest-bearing transaction accounts comprised 33.8% and 35.0%, respectively, of the average interest-bearing liabilities for the three- and nine-month periods ended September 30, 2021 compared to 32.1% and 32.4%, respectively, for the same periods last year.

The average volume of money market accounts increased 19.4% and 20.1%, respectively, during the three- and nine-month periods ended September 30, 2021 compared to the same periods in 2020, while the average rate paid decreased 34 bps and 62 bps, respectively.

The average volume of savings accounts increased 24.6% and 20.7%, respectively, for the three- and nine-month periods ended September 30, 2021 versus the same periods in 2020, while the average rate paid increased one bps and decreased three bps, respectively. Savings accounts comprised 24.6% and 22.1% respectively, of the average interest-bearing liabilities for the three- and nine-month periods ended September 30, 2021 compared to 22.3% and 21.2%, respectively, for the same periods last year.

The average volume of time deposits decreased 5.4% and 2.3%, respectively, during the three- and nine-month periods ended September 30, 2021, compared to the same periods last year, and the average rate paid on these accounts decreased 50 bps and 46 bps, respectively, between periods. The decrease in the average volume of time deposits between periods reflects the maturity of brokered deposits throughout the first three months of 2021 that had not been replaced as of September 30, 2021. Time deposits represented 16.2% and 16.7%, respectively, of average interest-bearing liabilities for the three- and nine-month periods ended September 30, 2021, compared to 19.4% and 19.8%, respectively, for the same periods last year. Interest paid on time deposits represented 36.7% and 39.3%, respectively, of total interest expense for the three- and nine-month period in 2021, compared to 40.3% and 35.6%, respectively, for the same periods in 2020. The average volume of retail time deposits decreased 1.1% for the three-month period from $103.0 million at September 30, 2020 to $101.9 million at September 30, 2021, and increased 0.9% for the nine-month period from $101.9 million at September 30, 2020 to $102.8 million at September 30, 2021. The average volume of wholesale time deposits decreased 48.7% from an average volume of $10.3 million to $5.3 million for the three-month periods ended September 30, 2021 and 2020, respectively, and 35.3% for the nine-month periods from an average volume of $9.7 million at September 30, 2020 to $6.3 million at September 30, 2021. Refer to the “Liquidity and Capital Resources” section for more discussion on these changes.

The average volume of borrowed funds decreased $1.4 million and $3.3 million, respectively, between the three- and nine-month comparison periods of 2021 and 2020, and the average rate paid on these borrowings decreased 6 bps and 33 bps, respectively, between periods. The average balances are reflective of the influx of cash throughout 2020 and into 2021 resulting from PPP lending activity, COVID stimulus payments and other government mitigation measures. The balance of borrowed funds at September 30, 2021 consists of only JNE funds at zero percent interest.

The average volume of repurchase agreements decreased 22.5% for the three-month comparison periods and increased 5.0%, for the nine-month comparison periods of 2021 versus 2020, while the average rate paid decreased 60 bps and 55 bps, respectively.

In summary, between the three- and nine month periods ended September 30, 2021 and 2020, the average yield on interest-earning assets increased 12 bps and decreased 34 bps, respectively, and the average rate paid on interest-bearing liabilities decreased 28 bps and 40 bps, respectively. Net interest spread increased 40 bps for the third quarter of 2021 versus 2020, and net interest margin increased 32 bps for the same comparison periods. Net interest spread increased six bps for the nine-month period of 2021 versus 2020, and net interest margin decreased three bps for the same comparison periods.

While the Company’s net interest margin and net interest spread for the three month period ended September 30, 2021 increased compared to the same period last year, the prevailing low rate environment has continued to place pressure on both the net interest margin and spread and may continue to adversely affect them in future periods, although the extent and duration of such impacts cannot be predicted at this time.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the interim periods presented for 2021 and 2020 resulting from volume changes in average assets and average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Variance Due to Rate (1)	Variance Due to Volume (1)	Total Variance	Variance Due to Rate (1)	Variance Due to Volume (1)	Total Variance
Average Interest-Earning Assets
Loans	$1,380,076	$(364,240)	$1,015,836	$773,925	$1,101,147	$1,875,072
Taxable investment securities	(196,154)	271,815	75,661	(679,739)	776,310	96,571
Sweep and interest-earning accounts	(209,796)	225,823	16,027	(686,762)	699,200	12,438
Other investments	(3,387)	338	(3,049)	(22,975)	(300)	(23,275)
Total	$970,739	$133,736	$1,104,475	$(615,551)	$2,576,357	$1,960,806

Average Interest-Bearing Liabilities
Interest-bearing transaction accounts	$(110,501)	$37,611	$(72,890)	$(633,076)	$209,466	$(423,610)
Money market accounts	(108,507)	41,981	(66,526)	(571,693)	175,421	(396,272)
Savings deposits	3,090	9,677	12,767	(24,813)	25,880	1,067
Time deposits	(141,234)	(15,256)	(156,490)	(383,107)	(21,625)	(404,732)
Borrowed funds	(586)	0	(586)	(13,817)	0	(13,817)
Repurchase agreements	(45,604)	(4,852)	(50,456)	(122,262)	9,216	(113,046)
Finance lease obligations	(29,104)	47,605	18,501	(80,071)	124,664	44,593
Junior subordinated debentures	(6,406)	0	(6,406)	(79,183)	0	(79,183)
Total	$(438,852)	$116,766	$(322,086)	$(1,908,022)	$523,022	$(1,385,000)

Changes in net interest income	$1,409,591	$16,970	$1,426,561	$1,292,471	$2,053,335	$3,345,806

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	Income	Percent	2021	2020	Income	Percent

Service fees	$882,688	$794,381	$88,307	11.12%	$2,527,943	$2,322,112	$205,831	8.86%
Income from sold loans	242,560	601,825	(359,265)	-59.70%	704,627	1,138,579	(433,952)	-38.11%
Other income from loans	223,388	281,959	(58,571)	-20.77%	653,377	803,555	(150,178)	-18.69%
Net realized gain on sale of securities AFS	0	0	0	0.00%	0	39,086	(39,086)	-100.00%
Other income
Income from CFS Partners	240,723	151,796	88,927	58.58%	834,781	462,963	371,818	80.31%
Exchange income	4,000	13,500	(9,500)	-70.37%	36,100	13,500	22,600	167.41%
VISA card commission	25,404	18,662	6,742	36.13%	76,212	55,986	20,226	36.13%
Other miscellaneous income	81,823	79,172	2,651	3.35%	208,312	221,323	(13,011)	-5.88%
Total non-interest income	$1,700,586	$1,941,295	$(240,709)	-12.40%	$5,041,352	$5,057,104	$(15,752)	-0.31%

Total non-interest income decreased $240,709, or 12.4%, for the third quarter of 2021 and $15,752, or 0.3% for the first nine months of 2021 compared to the same periods in 2020, with significant changes noted in the following:

•	The increase in service fees during both comparison periods is mostly due to an increase in VISA check interchange income of $52,860, or 15.2% for the third quarter of 2021 compared to the same quarter of 2020, and $201,362, or 20.8%, year over year.

•	The decrease in income from sold loans is due to a lower volume of loans sold into the secondary market during the first nine months of 2021 versus 2020. The decrease is partly due to lower volume of applications for residential mortgages and the strategic decision to hold some 15 and 30 year mortgages in portfolio.

•	A decrease in CRE and residential mortgage loan volume resulted in decreases in documentation fees collected at origination, accounting for the decrease in other income from loans in both comparison periods.

•	There were no sales from the Company’s securities AFS portfolio during the first nine months of 2021, resulting in no net realized gains on sale of securities AFS during 2021 compared to a gain of $39,086 for the same period in 2020.

•	Income from CFS Partners increased significantly between periods due in part to the impact of more favorable stock market valuations on the fee income of its trust and asset management subsidiary earlier in the year, as well as an increase in managed assets. Also, CFS Partners has a small portion of its equity capital invested in the stock market. It was necessary to mark-to-market the portfolio to reflect the stock market decline during the first quarter of 2020 at the outset of the COVID-19 pandemic, resulting in a $106,000 mark down.

•	The shutdown of the US/Canadian border to all non-essential travel created less demand for an exchange of Canadian currency in the first half of 2020, accounting for the lack of exchange income. Although the border has re-opened to commerce related travel, subject to certain restrictions, the exchange of Canadian currency has not yet returned to normal levels.

•	The increase in VISA card commission is attributable to an increase in transaction volume in the VISA card program.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	Expense	Percent	2021	2020	Expense	Percent

Salaries and wages	$2,002,999	$1,958,754	$44,245	2.26%	$5,923,001	$5,773,491	$149,510	2.59%
Employee benefits	811,817	791,172	20,645	2.61%	2,467,237	2,324,055	143,182	6.16%
Occupancy expenses, net	743,219	601,093	142,126	23.64%	2,140,141	1,921,597	218,544	11.37%
Other expenses
Directors Fees	128,604	111,989	16,615	14.84%	386,312	296,789	89,523	30.16%
Investor relations and shareholder services	37,851	33,216	4,635	13.95%	103,300	55,013	48,287	87.77%
Outsourcing expense	135,876	120,337	15,539	12.91%	387,776	355,699	32,077	9.02%
Telephone expense	34,798	22,857	11,941	52.24%	100,727	154,322	(53,595)	-34.73%
Audit fees	105,200	109,506	(4,306)	-3.93%	294,614	306,667	(12,053)	-3.93%
Consultant services	78,789	57,552	21,237	36.90%	222,097	171,892	50,205	29.21%
FDIC insurance	111,087	94,409	16,678	17.67%	272,652	214,541	58,111	27.09%
Collection & non-accruing loan expense	19,069	18,342	727	3.96%	42,269	55,990	(13,721)	-24.51%
Expense on OREO	0	(38,610)	38,610	-100.00%	(1,683)	(37,382)	35,699	-95.50%
ATM fees	143,993	128,306	15,687	12.23%	414,288	361,806	52,482	14.51%
State deposit tax	225,912	180,820	45,092	24.94%	651,173	512,957	138,216	26.94%
Other miscellaneous expenses	952,643	914,974	37,669	4.12%	2,762,400	2,717,953	44,447	1.64%
Total non-interest expense	$5,531,857	$5,104,717	$427,140	8.37%	$16,166,304	$15,185,390	$980,914	6.46%

Total non-interest expense increased $427,140, or 8.4% for the third quarter of 2021 and $980,914, or 6.5%, for the first nine months of 2021 compared to the same periods in 2020, with significant changes noted in the following:

•	The increase in employee benefits in both periods was attributable to the increased cost of health insurance premiums.

•	The increase in occupancy expense is primarily attributable to an increase in capital lease expense, which includes a write down of $63,125 at maturity of a capital lease during the third quarter of 2021.

•	The increase in Directors fees is attributable to a change to the Director’s fee schedule as well as an additional Director for 2021 whose compensations totaled $9,624 for the third quarter of 2021 and $28,872 for the first nine months of 2021.

•	The increase in Investor relations and shareholder services is due to a combination of engaging a new investor relations firm during the second half of 2020, a new service contract with the vendor that processes the Company’s SEC filings and the timing of the Company’s Annual Shareholder Meeting which was held in October, 2020 versus May, 2021.

•	A moderate increase is noted in outsourcing expense due to a combination of annual increases in contract pricing and an increase in transactions.

•	Telephone expense increased in the third quarter of 2021, but decreased for the first nine months of 2021 as a result of a renegotiated contract with the Company’s main connectivity vendor that was effective mid-year 2020.

•	The increase in consultant services year over year is attributable in part to recruitment of a senior management position.

•	FDIC insurance increased due primarily to an increase in assets as well as an increase in the assessment multiplier year over year.

•	Collection & non-accruing loan expense are lower in all periods compared to historical activity, due primarily to the impact of a legislative moratorium on eviction and foreclosure actions during the COVID-19 emergency combined with borrowers seeking assistance through the Vermont COVID Emergency Mortgage Assistance Program funded through the CARES Act in order to bring their mortgages up to date and avoid foreclosure.

•	ATM fees increased due to the ongoing cost to support the upgraded and enhanced technology being utilized for deposit automation. The use of deposit automation replaces a manual process for BSA required monitoring of cash deposits as well as providing fraud detection measures at ATMs.

•	State deposit tax increased year over year due primarily to a significant increase in deposits.

•	The increase in other miscellaneous expense in both periods is attributable to fraudulent checks totaling $66,004 that were charged off during the third quarter of 2021.

APPLICABLE INCOME TAXES

The provision for income taxes increased in both comparison periods, with an increase of $232,707, or 37.0% for the third quarter of 2021, and $677,707, or 43.5%, for the first nine months of 2021 compared to the respective periods in 2020. These increases are proportional to the increases in income before income taxes totaling $1.1 million for the third quarter of 2021 versus 2020, and $2.9 million for the first nine months of 2021 versus 2020. Tax credits related to limited partnership investments amounted to $117,015 and $108,492, respectively, for the third quarters of 2021 and 2020, and $351,045 and $325,476, respectively, for the first nine months of 2021 and 2020.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $90,762 and $84,171, respectively, for the third quarters of 2021 and 2020, and $272,286 and $252,513, respectively, for the first nine months of 2021 and 2020. These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 7% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company’s major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the balance sheet dates:

	September 30, 2021		December 31, 2020
Assets
Loans	$692,638,375	71.51%	$709,355,330	77.25%
AFS securities	110,676,139	11.43%	60,705,178	6.61%

Liabilities
Demand deposits	201,415,866	20.79%	185,954,976	20.25%
Interest-bearing transaction accounts	237,282,454	24.50%	228,712,371	24.91%
Money market accounts	124,792,185	12.88%	115,546,064	12.58%
Savings deposits	168,966,595	17.44%	138,745,468	15.11%
Time deposits	107,637,660	11.11%	113,331,961	12.34%
Long-term advances	2,300,000	0.24%	2,800,000	0.30%

The following table reflects the changes in the composition of the Company’s major categories of assets and liabilities between the balance sheet dates, as disclosed in the table above:

	Change in Volume	Percentage Change
Assets
Loans	$(16,716,955)	-2.36%
AFS securities	49,970,961	82.32%

Liabilities
Demand deposits	15,460,890	8.31%
Interest-bearing transaction accounts	8,570,083	3.75%
Money market accounts	9,246,121	8.00%
Savings deposits	30,221,127	21.78%
Time deposits	(5,694,301)	-5.02%
Long-term advances	(500,000)	-17.86%

The decrease in the loan portfolio during the first nine months of 2021 was attributable to the paydowns or payoffs of certain PPP loans through the SBA’s forgiveness program totaling $125.3 million, which was offset in part by originations of new PPP loans and an increase in CRE loans. The Company booked a total of $58.6 million of PPP loans during the first six months of 2021. This program ended during the second quarter of 2021, so this portfolio will continue to decrease throughout the remainder of 2021.

The increase in the securities AFS portfolio is attributable to the purchase of $66.0 million in securities AFS during the first nine months of 2021, consisting of $10.1 million in US Treasuries, $4.0 million in US Government Bonds, $50.4 million in MBS, $1.0 million in CMOs, and $0.5 million in Investment CDs. These purchases were reduced in part by maturities and calls exercised amounting to $3.7 million, as well as principal payments on MBS totaling $10.4 million, accounting for the year to date increase in the AFS portfolio noted in the tables above. In management’s view, the size of the securities AFS portfolio is appropriate and proportional to the overall asset base, as this portfolio serves an important role in the Company’s liquidity position.

Most of the fluctuation in demand deposits is due to a year to date increase in business checking accounts of $14.9 million, or 10.7%, which the Company believes is a result of the distribution of funds generated through the PPP loans. The increase in interest-bearing transaction accounts reflects an increase of $17.2 million, or 17.2%, in consumer interest-bearing transaction accounts, offset by a decrease of $3.7 million, or 11.2% in the deposit account of the Company’s affiliate, CFSG, as well as a decrease of $3.3 million, or 6.2% in ICS deposit accounts, and $1.8 million, or 4.3%, in municipal deposit accounts. The increase of $20.8 million, or 26.9%, in consumer and business money market accounts year to date was offset, in part by decreases in ICS money market accounts of $7.9 million, or 34.0% and non-arbitrage borrowing accounts of $3.6 million, or 23.9%. The increase in savings deposits of $30.2 million, or 21.8%, is likely attributable in part to parked funds as customers await more favorable rates for time deposits, as well as deposits of stimulus payments and tax credits from the U.S. Government. During the third quarter of 2021, the Company chose to reclassify its ATS deposits from interest-bearing transactions accounts into savings deposits, resulting in a change between deposit categories of approximately $18.5 million at September 30, 2021 and approximately $14.2 million at December 31, 2020. All appropriate sections of this quarterly report have been adjusted, including the Consolidated Balance Sheet found in the accompanying unaudited interim consolidated financial statements. The decrease in time deposits was split between a decrease in wholesale time deposits of $4.0 million, or 43.9%, and a decrease in retail time deposits of $1.7 million, or 1.6%. The decrease in long-term advances was due to maturities in the JNE advances. See “Liquidity and Capital Resources” section for additional information on these advances.

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

The following table summarizes the estimated impact on the Company’s NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning September 30, 2021:

Rate Change	Percent Change in NII

Down 100 bps	-0.9%
Up 200 bps	4.3%

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

As of September 30, 2021, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear a quarterly floating rate of interest equal to the 3-month London Interbank Offered Rate (LIBOR), plus 2.85%. During 2017, the Financial Conduct Authority (FCA) in the United Kingdom that administers LIBOR announced that LIBOR reference rates will be phased out, beginning at the end of 2021. On March 5, 2021, the FCA announced firm target dates for the phase out of various LIBOR settings, including a phase out date of June 30, 2023 for 3-month LIBOR for U.S. dollar deposits. Under the terms of the Company’s Indenture, if 3-month LIBOR is not available, the Debenture Trustee may obtain substitute quotations from four leading banks in the London interbank market for their offered rate to prime banks in the London market for U.S. dollar deposits having a three month maturity; if at least two such quotations are provided, the quarterly rate on the Debentures will be the arithmetic mean of such quotations. If fewer than two such quotations are received, the Trustee will request substitute quotations from four major New York City banks for their offered rate to leading European banks for loans in U.S. dollars; if at least two such quotations are provided, the quarterly rate on the Debentures will be the arithmetic mean of such quotations. The Debenture Trustee has not yet informed the Company as to how it intends to proceed. Aside from the Debentures, the Company does not have any other exposures to the phase out of LIBOR. The Company has not generally utilized LIBOR as an interest rate benchmark for its variable rate commercial, residential or other loans and does not utilize derivatives or other financial instruments tied to LIBOR for hedging or investment purposes. Accordingly, management expects that the Company’s exposure to the phase out of LIBOR will be limited to the effect on the interest rate paid on its Debentures, but cannot predict the magnitude of the impact on the Company’s interest expense at this time.

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

Residential mortgages represented 30.3% of the Company’s loan balances as of September 30, 2021, a level that has historically been on a gradual annual decline in recent years, consistent with the Company’s strategic shift to commercial lending. The Company maintains a residential mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by PMI. A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. Junior lien home equity products make up 17.6% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

Consistent with the strategic focus on commercial lending, the commercial & industrial and CRE loan portfolios have seen solid growth over recent years. Commercial & industrial and CRE loans together comprised 69.1% of the Company’s loan portfolio at September 30, 2021, compared to 70.0% at December 31, 2020. Those percentages included the Company’s portfolio of PPP loans which was $35.7 million at September 30, 2021, compared to $64.4 million at December 31, 2020.

As of September 30, 2021, the Company had originated 1,843 PPP loans totaling $163.6 million, and expects to earn approximately $7.0 million in loan fees over the life of the related loans, of which $5.8 million had been recognized. These loans are eligible to be forgiven to the extent that the funds are used for payroll costs and other permissible expenses. Borrowers can apply for forgiveness after a specified covered period. PPP loan forgiveness applications are processed by the lender, with forgiveness requests for loans in excess of $2.0 million reviewed by the SBA. Neither the government nor lenders are permitted to charge the borrowers any fees on PPP loans. These loans carry a fixed rate of 1.00% and are 100% guaranteed by the SBA, subject to borrower eligibility requirements. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. As of September 30, 2021, the Company had reviewed and submitted 1,438 PPP loans with total balances of $125.6 million to the SBA for forgiveness consideration, with 33 loans with total balances of $1.5 million pending forgiveness. One loan in the amount of $965 thousand was delinquent as of September 30, 2021. A claim was processed with the SBA and full payment was received on October 5, 2021.

Growth in the CRE portfolio in recent years has enhanced the geographic diversification of the loan portfolio as it has been driven by new loan volume outside the Company’s primary market area, principally in Chittenden County and in northern Windsor County around the White River Junction, Vermont I91-I93 interchange area. Credits in the Chittenden County market are being managed by two commercial lenders out of the Company’s Burlington loan production office who know the area well, while Windsor County is being served through a loan production office in Lebanon, New Hampshire by a commercial lender from the St. Johnsbury office with previous lending experience serving the greater White River Junction-Lebanon area. Larger transactions continue to be centrally underwritten and monitored through the Company’s commercial credit department. The types of transactions driving the growth in the CRE portfolio have been a mix of construction, land and development, multifamily, and other non-owner occupied CRE properties including hotels, retail, office, and industrial properties. The largest components of the $285.9 million CRE portfolio at September 30, 2021 were approximately $101.0 million in owner-occupied CRE and $100.7 million in non-owner occupied CRE.

The following table reflects the composition of the Company’s loan portfolio, by portfolio segment, as a percentage of total loans as of the dates indicated:

	September 30, 2021		December 31, 2020

Commercial & industrial	$139,061,736	20.08%	$161,067,501	22.70%
Commercial real estate	285,912,606	41.28%	280,544,550	39.55%
Municipal	53,774,882	7.76%	54,807,367	7.73%
Residential real estate - 1st lien	174,895,121	25.25%	170,507,263	24.04%
Residential real estate - Jr lien	34,917,009	5.04%	38,147,659	5.38%
Consumer	4,077,021	0.59%	4,280,990	0.60%
Total loans	692,638,375	100.00%	709,355,330	100.00%

ALL	(7,819,307)		(7,208,485)
Deferred net loan fees	(1,149,278)		(1,195,741)
Net loans	$683,669,790		$700,951,104

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD. At September 30, 2021, the Company had $64.7 million in guaranteed loans with guaranteed balances of $57.2 million, compared to $93.4 million in guaranteed loans with guaranteed balances of $86.1 million at December 31, 2020. PPP loans are included in these totals, all of which carry a 100% guarantee through the SBA, subject to borrower eligibility requirements.

At September 30, 2021, loan balances in the retail, restaurant and bars, hotels and lodging, and breweries totaled $30.4 million, $6.0 million, $28.3 million, and $16.4 million, respectively. Breweries have weathered well, but the other three segments of the economy have been particularly impacted by the COVID-19 business shutdowns and re-opening restrictions. While the Company has performed additional stress testing and oversight of these loan portfolios, the credit quality may deteriorate in future periods should COVID-19 business restrictions persist or be reimposed in response to the emergence of variants of the virus.

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

The Company’s non-performing assets increased $754,679 or 14.6%, during the first nine months of 2021. An increase in residential mortgage loan delinquencies in the 90 days or more past due, together with a substantial increase in CRE non-accrual loans was partially offset by decreases in the commercial & industrial and residential mortgage loan portfolios within the non-accrual loan portfolio. There were no claims receivable on related government guaranteed loans at September 30, 2021 compared to claims of $1,939 at December 31, 2020. Non-performing loans as of September 30, 2021 carried RD and SBA guarantees totaling $274,162, compared to $316,752 at December 31, 2020.

The following table reflects the composition of the Company’s non-performing assets, by portfolio segment, as a percentage of total non-performing assets as of the dates indicated:

	September 30, 2021		December 31, 2020
Loans past due 90 days or more
and still accruing (1)
Residential real estate - 1st lien	$657,604	11.11%	$390,288	7.56%
Residential real estate - Jr lien	78,311	1.32%	98,889	1.91%
Total	735,915	12.43%	489,177	9.47%

Non-accrual loans (1)
Commercial & industrial	148,674	2.51%	434,196	8.41%
Commercial real estate	3,671,880	62.04%	1,875,942	36.33%
Residential real estate - 1st lien	1,183,306	20.00%	2,173,315	42.09%
Residential real estate - Jr lien	178,845	3.02%	191,311	3.70%
Total	5,182,705	87.56%	4,674,764	90.53%

Total Non-Performing Assets	$5,918,620	100.00%	$5,163,941	100.00%

(1)

No commercial and industrial loans, CRE loans, municipal loans or consumer loans were past due 90 days or more and accruing, and no municipal loans or consumer loans were in non-accrual status as of the consolidated balance sheet dates presented. In accordance with Company policy, delinquent consumer loans are charged off at 120 days past due. There were no OREO properties as of the balance sheet dates presented.

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

The non-performing assets in the table above include the following TDRs that were past due 90 days or more or in non-accrual status as of the dates presented:

	September 30, 2021		December 31, 2020
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial & industrial	6	$77,615	6	$270,695
Commercial real estate	4	2,746,371	4	711,816
Residential real estate - 1st lien	14	1,198,882	18	1,892,695
Residential real estate - Jr lien	1	43,540	1	48,456
Total	25	$4,066,408	29	$2,923,663

The remaining TDRs were performing in accordance with their modified terms as of the dates presented and consisted of the following:

	September 30, 2021		December 31, 2020
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial real estate	2	$44,913	2	$74,757
Residential real estate - 1st lien	29	2,329,663	31	2,417,563
Residential real estate - Jr lien	1	3,833	1	4,775
Total	32	$2,378,409	34	$2,497,095

During 2020 and the first nine months of 2021, the Company navigated through the new challenges presented by the COVID-19 pandemic, including the granting of loan payment deferrals to customers impacted by the pandemic. As of September 30, 2021, 593 business and retail customer portfolio loans, with unpaid principal balances of $109.5 million, were granted loan payment deferrals to provide temporary debt relief to those customers impacted by the COVID-19 pandemic. Of these total loan payment deferrals, only 6 loans totaling $3.4 million are still in deferral as of September 30, 2021. These short term concessions were made in accordance with guidance from the federal banking regulators, confirmed by them with the FASB, and are therefore not considered to be impaired under GAAP (see Note 6 to the accompanying unaudited interim consolidated financial statements for additional information).

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

The following table summarizes the Company’s loan loss experience for the periods presented:

As of or for the Nine Months Ended September 30,	2021	2020

Loans outstanding, end of period	$692,638,375	$738,247,772
Average loans outstanding during period	$718,366,424	$685,896,774
Non-accruing loans, end of period	$5,182,705	$4,808,846
Non-accruing loans, net of government guarantees	$4,918,919	$4,484,089

ALL, beginning of period	$7,208,485	$5,926,491
Loans charged off:
Commercial & industrial	(18,847)	(34,565)
Commercial real estate	0	(2,200)
Residential real estate - 1st lien	0	(134,196)
Residential real estate - Jr lien	0	(28,673)
Consumer	(68,011)	(50,458)
Total loans charged off	(86,858)	(250,092)
Recoveries:
Commercial & industrial	4,761	1,087
Commercial real estate	27,160	20,000
Residential real estate - 1st lien	4,602	10,552
Residential real estate - Jr lien	9,601	5,280
Consumer	27,391	28,289
Total recoveries	73,515	65,208
Net loans charged off	(13,343)	(184,884)
Provision charged to income	624,165	1,046,501
ALL, end of period	$7,819,307	$6,788,108

Net charge offs to average loans outstanding	0.002%	0.027%
Provision charged to income as a percent of average loans	0.087%	0.153%
ALL to average loans outstanding	1.088%	0.990%
ALL to non-accruing loans	150.873%	141.159%
ALL to non-accruing loans net of government guarantees	158.964%	151.382%

The ALL increased $1.0 million, or 15.2%, as of September 30, 2021 compared to September 30, 2020, while the provision for loan losses decreased $422,336, or 40.4%, for the nine months ended September 30, 2021, compared to the same period last year. The decrease in the provision between periods reflects the growth during the first nine months of 2020 in the loan portfolio and higher than anticipated charge off activity, compared to a decrease of $17.3 million in the loan portfolio and negligible charge off activity during the first nine months of 2021. Increases in the provision in future periods may be necessary if economic conditions and credit quality continue to deteriorate due to the continuing impacts of the COVID-19 pandemic.

The Company has an experienced collections department that continues to work actively with borrowers to resolve problem loans and manage the OREO portfolio, and management continues to monitor the loan portfolio closely.

Based on the nine month ALL analysis, in management’s view the reserve balance of $7.8 million at September 30, 2021 is appropriate to cover losses that are probable and estimable as of the measurement date, with an unallocated reserve of $1.0 million compared to $398,913 at December 31, 2020. The reserve balance and unallocated amount continue to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite. The portion of the ALL termed “unallocated” is established to absorb inherent credit losses that exist as of the measurement date although not specifically identified through management’s process for estimating credit losses. While the ALL is described as consisting of separate allocated portions, the entire ALL is available to support loan losses, regardless of category. Unallocated reserves are considered by management to be appropriate in light of the uncertainties as to the full impact to borrowers due to COVID-19, the Company’s continued growth strategy and shift in the portfolio from residential loans to commercial and industrial and CRE loans and the risk associated with the relatively new, unseasoned loans in those portfolios. The adequacy of the ALL is reviewed quarterly by the risk management committee of the Board and then presented to the full Board for approval.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first nine months of 2021, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the CDARS program provide an alternative funding source when needed. At September 30, 2021 and December 31, 2020, the Company had no one-way CDARS outstanding. In addition, two-way (that is, reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other participating FDIC-insured financial institutions. At September 30, 2021 and December 31, 2020, the Company reported $4.6 million and $4.9 million, respectively, in reciprocal CDARS deposits. The balance in ICS reciprocal money market deposits was $15.2 million at September 30, 2021, compared to $23.1 million at December 31, 2020, and the balance in ICS reciprocal demand deposits as of those dates was $49.8 million and $53.1 million, respectively.

During July, 2020, the Company issued $5.0 million of DTC Brokered CDs in three blocks of $1.3 million, $2.3 million, and $1.4 million with maturities in October, 2020, January, 2021 and April, 2021, respectively. The block that matured in October, 2020 was not replaced, leaving a total outstanding at December 31, 2020 of $3.7 million. The blocks that matured in January and April of 2021 were also not replaced, leaving no DTC Brokered CDs outstanding at September 30, 2021. Although wholesale deposit funding through DTC is an important supplemental source of liquidity that has proven efficient, flexible and cost-effective when compared with other borrowing methods, the growth in deposits during 2020 and the first nine months of 2021 has reduced the Company’s need for supplementary funding sources in the near term.

At September 30, 2021 and December 31, 2020, borrowing capacity of $96.6 million and $93.1 million, respectively, was available through the FHLBB, secured by the Company’s qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits. The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods. Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $51.7 million and $50.4 million, respectively, at September 30, 2021 and December 31, 2020. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 25 bps. The Company had no outstanding advances through this facility at September 30, 2021 or December 31, 2020.

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

Securities sold under agreements to repurchase provide another funding source for the Company. At September 30, 2021 and December 31, 2020, the Company had outstanding repurchase agreement balances of $22.4 million and $38.7 million, respectively. These repurchase agreements mature and are repriced daily.

The following table illustrates the changes in shareholders’ equity from December 31, 2020 to September 30, 2021:

Balance at December 31, 2020 (book value $14.25 per common share)	$77,288,713
Net income	9,771,309
Issuance of common stock through the DRIP	907,675
Dividends declared on common stock	(3,519,579)
Dividends declared on preferred stock	(36,563)
Change in AOCI on AFS securities, net of tax	(1,196,853)
Balance at September 30, 2021 (book value $15.23 per common share)	$83,214,702

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

Pursuant to the CARES Act, the federal banking agencies adopted an interim rule temporarily lowering the CBLR benchmark to, in excess of 8%, rather than 9%, with a phased increase of the CBLR back to the 9% level by the end of 2021. The Company and Bank continued to qualify to utilize the CBLR framework as of September 30, 2021, but have not elected to do so.

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

As of September 30, 2021, the Bank was considered well capitalized under the regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy. While we believe that the Company has sufficient capital to withstand an extended economic downturn in the wake of the COVID-19 pandemic, our regulatory capital ratios could be adversely impacted by future credit losses and other operational impacts related to COVID-19 or emerging variants of the virus.

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
	(Dollars in Thousands)
September 30, 2021
Common equity tier 1 capital
(to risk-weighted assets)
Company	$84,745	14.62%	$26,087	4.50%	$40,579	7.00%	N/A	N/A
Bank	$83,916	14.49%	$26,063	4.50%	$40,542	7.00%	$37,646	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$84,745	14.62%	$34,782	6.00%	$49,275	8.50%	N/A	N/A
Bank	$83,916	14.49%	$34,751	6.00%	$49,230	8.50%	$46,334	8.00%
Total capital (to risk-weighted assets)
Company	$91,999	15.87%	$46,376	8.00%	$60,869	10.50%	N/A	N/A
Bank	$91,164	15.74%	$46,334	8.00%	$60,814	10.50%	$57,918	10.00%
Tier 1 capital (to average assets)
Company	$84,745	9.02%	$37,575	4.00%	N/A	N/A	N/A	N/A
Bank	$83,916	8.94%	$37,555	4.00%	N/A	N/A	$46,944	5.00%

December 31, 2020:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$77,594	14.15%	$24,680	4.50%	$38,391	7.00%	N/A	N/A
Bank	$77,017	14.06%	$24,654	4.50%	$38,351	7.00%	$35,611	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$77,594	14.15%	$32,907	6.00%	$46,618	8.50%	N/A	N/A
Bank	$77,017	14.06%	$32,872	6.00%	$46,569	8.50%	$43,829	8.00%
Total capital (to risk-weighted assets)
Company	$84,455	15.40%	$43,876	8.00%	$57,587	10.50%	N/A	N/A
Bank	$83,871	15.31%	$43,829	8.00%	$57,526	10.50%	$54,787	10.00%
Tier 1 capital (to average assets)
Company	$77,594	8.80%	$35,273	4.00%	N/A	N/A	N/A	N/A
Bank	$77,017	8.74%	$35,252	4.00%	N/A	N/A	$44,065	5.00%

(1)	Conservation Buffer is calculated based on risk-weighted assets and does not apply to calculations of average assets.

(2)	Applicable to banks, but not bank holding companies.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). As of September 30, 2021, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of September 30, 2021 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company’s consolidated financial condition or results of operations.

ITEM 1A. Risk Factors

In management’s view, the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2020, represent the most significant risks to the Company’s future results of operations and financial condition as of September 30, 2021.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended September 30, 2021, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)	Per Share

July 1 - July 31	1,550	$19.28
August 1 - August 31	0	0.00
September 1 - September 30	0	0.00
Total	1,550	$19.28

(1)

All 1,550 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of the Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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

Exhibit 101-

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month and nine-month interim periods ended September 30, 2021 and 2020, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: November 15, 2021	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: November 15, 2021	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

COMMUNITY BANCORP.

EXHIBITS

EXHIBIT INDEX

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

Exhibit 101 -

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and nine-month interim periods ended September 30, 2021 and 2020, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

Exhibit 104 -	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

