Form 10-K
period 2021-12-31
COMMUNITY BANCORP /VT
filed 2022-03-24
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of June 30, 2021 the aggregate market value of the voting stock held by non-affiliates of the registrant was $104,333,113 based on a per share trade price on June 30, 2021 of $21.25, as reported on the OTC Link ATS® system maintained by the OTC Markets Group Inc. For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant. However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 5,377,740 shares outstanding of the issuer's common stock as of the close of business on March 16, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2021 (2021 Annual Report) are incorporated by reference to Part I and Part II of this Report.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2022 (2022 Annual Meeting) are incorporated by reference to Part III of this report.

FORM 10-K ANNUAL REPORT

PART I

Note Regarding Definitions and Acronyms: Capitalized terms and acronyms used in the discussion below and not otherwise defined have the meaning ascribed to them in Note 1 of the Company’s audited consolidated financial statements filed pursuant to Part II, Item 8 of this Report and contained in Exhibit 13 to this report.

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

3

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

The Company focuses on establishing and maintaining long-term relationships with customers and is committed to providing for the financial services needs of the communities it serves. In particular, the Company continues to emphasize its relationships with individual customers and small-to-medium-sized businesses. The Company actively evaluates the banking needs of its markets, including low- and moderate-income areas, and offers products that are responsive to the needs of its customer base. The Company’s markets provide a mix of real estate, commercial and industrial, municipal and consumer lending opportunities, as well as a stable core deposit base. Additional information about our business, including the Company’s deposit-taking activities, lending activities and credit and risk management policies, is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2021 Annual Report filed as Exhibit 13 to this Report and is incorporated herein by reference.

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

Competition

All of the Bank's full-service banking offices are located in northern and central Vermont. The Bank’s main office is located in Derby, in Orleans County. In addition to its main office, the Bank has four other banking offices in Orleans County, one office in Essex County, two offices in Caledonia County, two offices in Washington County and one office each in Franklin and Lamoille Counties. The Bank also maintains loan production offices in Chittenden County, Vermont and Grafton County, New Hampshire. (See Part I, Item 2 (Properties) of this report.)

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

Employees

As of December 31, 2021, the Company did not have any employees at the holding company level. However, as of such date, the Bank employed 123 full-time employees and 11 part-time employees. The Bank provides our full-time and part-time employees with a comprehensive employee benefit package, including medical benefits, life insurance and a 401K retirement savings plan. Additionally, full-time employees also have disability insurance as part of their benefit package. The Bank is not a party to any collective bargaining agreement and management of the Bank considers its employee relations to be good.

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

The Basel III capital rules include certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements now apply to the Company and the Bank:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);

•	a total risk-based capital ratio of 8% (unchanged from the former requirement); and

•	a leverage ratio of 4% (also unchanged from the former requirement).

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

The Company’s capital ratios exceeded all applicable regulatory requirements at December 31, 2021. (See Note 23 to the Company’s audited consolidated financial statements included in Part II, Item 8 of this report for additional information about the Company’s and the Bank’s regulatory capital ratios.)

The Basel III capital standards also revised the FDIC’s “prompt corrective action” requirements (see “Prompt Corrective Action” below).

Under the 2018 Regulatory Relief Act, these capital requirements have been simplified for qualifying community banks and bank holding companies. In September 2019, the OCC and the other federal bank regulators approved a final joint rule that permits a qualifying community banking organization to opt in to a simplified regulatory capital framework. A qualifying institution that elects to utilize the simplified framework must maintain a CBLR in excess of 9%, and will thereby be deemed to have satisfied the generally applicable risk-based and other leverage capital requirements and (if applicable) the FDIC’s prompt corrective action framework. In order to utilize the CBLR framework, in addition to maintaining a CBLR of over 9%, a community banking organization must have less than $10 billion in total consolidated assets and must meet certain other criteria such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. The CBLR is calculated by dividing tangible equity capital by average total consolidated assets. Pursuant to the CARES Act, the federal banking agencies adopted an interim rule temporarily lowering the CBLR benchmark to in excess of 8%, rather than 9%, with a phased increase of the CBLR back to the 9% level by the end of 2021. The Company and Bank continued to qualify to utilize the CBLR framework as of December 31, 2021, however, as noted in Note 23 to the Company’s audited consolidated financial statements, as of December 31, 2021, they had not elected to do so.

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

Since 2007 Section 404 of SOX has required management of the Company to undertake a periodic assessment of the adequacy and effectiveness of the Company’s internal control over financial reporting. Management's report on internal control over financial reporting for 2020 is contained in Part II, Item 9A of this Report. Effective December 31, 2020, as a non-accelerated filer for SEC reporting purposes, the Company is no longer required to obtain from its external auditors an attestation on the Company’s internal control over financial reporting and the operating effectiveness of these controls under Section 404(b) of SOX. The Company has incurred, and expects to continue to incur, costs in connection with its on-going compliance with Section 404.

Information on the Company’s corporate governance practices, including committee charters, is available on the Company’s website at www.communitybancorpvt.com.

SEC Reporting and Disclosure Requirements. Under current SEC reporting and disclosure rules, as amended in 2018, and 2020, the Company is considered to be a non-accelerated filer and a smaller reporting company. As noted above, due to this change in filing status, the Company is no longer subject to the requirements in SOX section 404(b) to obtain an external auditor attestation of management’s assessment of the Company’s internal controls and their effectiveness. In addition, the Company is no longer required to file its periodic reports with the SEC on the accelerated timetable applicable to accelerated filers. As a smaller reporting company, the Company is permitted to make certain reduced (or scaled) financial and other disclosures in its periodic reports and proxy statements filed with the SEC.

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

Prompt Corrective Action. The Bank is subject to regulatory capital requirements established under FDICIA. Among other things, FDICIA identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lessor of 5% of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

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

As of December 31, 2021, the Bank was considered "well capitalized" under FDICIA’s Prompt Corrective Action capital requirements. (See Note 23 to the Company’s audited consolidated financial statements included in Part II, Item 8 of this report for additional information about the Bank’s regulatory capital ratios.)

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

The Dodd-Frank Act changed the assessment formula for determining deposit insurance premiums and modified certain insurance coverage provisions of the FDIA. The FDIC’s implementing rules, which redefined the base for FDIC insurance assessments from the amount of insured deposits to average consolidated total assets less average tangible equity, became effective April 1, 2011. The Bank’s total FDIC insurance assessment for 2021 was $352,056.

The Dodd-Frank Act also permanently increased from $100,000 to $250,000 the maximum per depositor FDIC insurance amount.

Brokered Deposits. Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits without prior approval of the FDIC unless it is well capitalized under the FDICIA's prompt corrective actions guidelines. The Company participates in the CDARS of the InterFi Network, which uses a deposit-matching engine to match CDARS deposits in other participating banks, dollar-for-dollar. This product, also known as reciprocal deposits, is designed to provide deposit insurance in excess of FDIC limits and thereby enhance customer attraction and retention, build deposits and improve net interest margins. Until recently reciprocal deposits were considered a form of brokered deposits, which are treated less favorably than other deposits for certain purposes; however, a provision of the 2018 Regulatory Relief Act provides that reciprocal deposits held by a well-capitalized and well managed bank are no longer classified as brokered deposits. CDARS also permits the “one-way” purchase of deposits, which the Company utilizes from time to time for liquidity management purposes. CDARS one-way deposits are considered brokered deposits for certain purposes under the Federal Deposit Insurance Act and FDIC regulations. As of December 31, 2021 the Company had CDARS deposits totaling approximately $3.6 million in exchanged funds and $0 in one-way funds. The Company also relies from time to time on purchased wholesale deposit funding, which is a form of brokered deposits. The Company had $249,000 in purchased wholesale deposits outstanding at December 31, 2021. The Company’s Asset, Liability and Funds Management Policy limits the use of brokered deposits to 5% of total assets.

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

BSA/AML Requirements. The Company is subject to a number of AML and regulations as a result of being a U.S.-based financial institution. AML requirements are primarily derived from the BSA, as amended by the USA Patriot Act and further amended by the Anti-Money Laundering Act of 2020. These laws and regulations are designed to prevent the financial system from being used by criminals to hide illicit proceeds and to impede terrorists’ ability to access and move funds used in support of terrorist activities. Among other things, BSA/AML laws and regulations require financial institutions to establish AML programs that meet certain standards, including, in some instances, expanded reporting, particularly in the area of suspicious transactions, and enhanced information gathering and recordkeeping requirements. The Company maintains an AML program designed to ensure that it is in compliance with all applicable laws, rules and regulations related to AML and anti-terrorist financing initiatives. The AML program provides for a system of internal controls to ensure that appropriate due diligence and, when necessary, enhanced due diligence, including obtaining and maintaining appropriate documentation, is conducted at account opening and updated, as necessary, through the course of the client relationship. The AML program is also designed to ensure there are appropriate methods of monitoring transactions and account relationships to identify potentially suspicious activity and report suspicious activity to governmental authorities in accordance with applicable laws, rules and regulations. In addition, the AML program requires the training of appropriate personnel with regard to AML and anti-terrorist financing issues and provides for independent testing to ensure that the AML program is in compliance with all applicable laws and regulations. Non-compliance with BSA/AML laws or failure to maintain adequate policies and procedures can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a bank merger, bank holding company acquisition or other certain other activities.

AML customer due diligence requirements became effective in 2018. Among other things, these regulations require the Company to collect information on the beneficial ownership and controlling person of legal entity clients and to verify their identity.

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

Home Mortgage Disclosure Act. The federal HMDA, which is implemented by CFPB’s Regulation C, requires mortgage lenders that maintain offices within MSAs to report and make available to the public specified information regarding their residential mortgage lending activities, such as the pricing of home mortgage loans, including the “rate spread” between the interest rate on loans and certain treasury securities and other benchmarks. The Bank became subject to HMDA reporting requirements as a result of its merger with LyndonBank in 2007, as the former LyndonBank branch in Enosburg Falls in Franklin County is included within the Burlington, Vermont MSA. The CFPB’s HMDA rule adopts a dwelling-secured standard for all loans or lines of credit that are for personal, family, or household purposes. Thus, many consumer-purpose transactions, including closed-end home-equity loans, home-equity lines of credit, and reverse mortgages, are subject to the regulation. Most commercial-purpose transactions (i.e., loans or lines of credit not for personal, family, or household purposes) are subject to the regulation only if they are for the purpose of home purchase, home improvement, or refinancing. The rule excludes from coverage home improvement loans that are not secured by a dwelling (i.e., home improvement loans that are unsecured or that are secured by some other type of collateral) and all agricultural-purpose loans and lines of credit. HMDA rule amendments that became effective January 1, 2018 significantly increased the overall amount of data required to be collected and submitted, including additional data points about the applicable loans and expanded data about the borrowers. However, the 2018 Regulatory Relief Act provided an exemption from the requirement to collect these additional data fields for banks that have at least a “Satisfactory” CRA rating that originate fewer than 500 closed-end mortgage loans or fewer than 500 open-end lines of credit per year. The Bank did not qualify for this relief for 2021.

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

Reserve Requirements. FRB Regulation D requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfers to third parties) and non-personal time deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain other types of time deposits), subject to certain exemptions, at a level established by the FRB. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at the FRBB or a pass through account (as defined by the FRB), the effect of maintaining required reserves is to reduce the amount of the Company's interest-bearing assets. Effective March 26, 2020, the FRB reduced the required reserve ratio to 0 percent, thereby effectively eliminating the reserve requirement. However, the FRB retains the authority to reimpose a reserve requirement in the future.

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Member institutions are required to purchase and hold shares of capital stock in the applicable regional FHLB (the FHLBB, in the case of the Bank), in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLBB. The Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2021 of $756,300. As a member, the Bank is subject to future capital calls by the FHLBB in order to maintain compliance with its capital plan.

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

ECOMONIC AND OTHER EXTERNAL RISKS

The COVID-19 pandemic has been disruptive to us and our customers, employees and third-party service providers, and the adverse impacts on our business, financial condition, results of operations and prospects could be significant. Moreover, the ultimate direct and indirect impacts of the pandemic on our business, financial condition, results of operations and prospects will depend on future developments and other factors that are highly uncertain and out of our control.

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

Although we continued operating during mandated shutdowns in 2020, the COVID-19 pandemic has caused disruptions to our business and could cause material disruptions in the future. Impacts to our business have included the implementation of additional health and safety precautions at our banking offices, the transition of a portion of our workforce to home locations, curtailed in-branch services, increases in customers' inability to make scheduled loan payments, increases in requests for forbearance and loan modifications, and an adverse effect on accounting estimates that we use to determine our provision and allowance for loan losses.

While the CARES Act signed into law in March, 2020 provided fast and direct economic assistance for American workers, families, and small businesses during 2020, helping to minimize the immediate impact of the pandemic, the ultimate long-term effects of COVID-19 on the broader economy and our markets are not known, nor is the ultimate duration or impacts of the economic and social restrictions resulting from government mitigation efforts. Moreover, the responsive action taken by the FRB to lower the federal funds rate has negatively affected our interest income and, therefore, may adversely affect our earnings, financial condition, results of operation and prospects in future periods. Additional direct and indirect impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

•	decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets we serve, leading to a need to increase our allowance for loan losses through a charge to earnings;
•	declines in value of collateral for loans, including real estate collateral resulting in higher loan losses;
•	declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us;
•	declines in demand resulting from businesses and individuals suffering adverse effects from reduced levels of economic activity in our markets.
•	our employees contracting COVID-19;
•	reductions in our operating effectiveness as our employees work from home;
•	a work stoppage, forced quarantine, or other interruption of our business;
•	unavailability of key personnel necessary to conduct our business activities;
•	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
•	sustained closures of our branch lobbies or the offices of our customers;
•	declines in demand for loans and other banking services and products;
•	substantial increases in unemployment in our markets;
•	reduced consumer spending due to job losses and other effects attributable to COVID-19;
•	unprecedented volatility in U.S. financial markets ;
•	supply chain disruptions; and
•	volatile performance of our investment securities portfolio.

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

In response to the COVID-19 pandemic, in March 2020, the FRB lowered the target federal funds rate to 0% to 0.25%, where it remained through the end of 2021. It is unclear how long this historically low target federal funds rate will remain in effect. In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may compress, reducing our net interest income and adversely affecting our operating results. If short-term interest rates remain at their historically low levels for a prolonged period, and assuming longer term interest rates fall further, we could experience net interest margin compression as our interest earning assets would continue to re-price downward while our interest-bearing liability rates could fail to decline in tandem. Such an occurrence would have a material adverse effect on our net interest income and our results of operations.

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

In addition, increases in interest rates will increase the dividend rate on our Series A preferred stock, which is tied to the prime rate, and the interest rate on our debentures, which is tied to LIBOR. Furthermore, as discussed below, there is uncertainty as to our future interest costs on our subordinated debentures due to the scheduled phase out of three-month LIBOR at June 30, 2023. Higher preferred stock dividend payments and debenture interest costs would decrease the amount of funds available for payment of dividends on our common stock.

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

As of December 31, 2021, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear a quarterly floating rate of interest equal to the 3-month LIBOR, plus 2.85%. Under the terms of the Indenture, if 3-month LIBOR is not available, the Trustee may obtain substitute quotations from four leading banks in the London interbank market for their offered rate to prime banks in the London market for U.S. dollar deposits having a three month maturity; if at least two such quotations are provided, the quarterly rate on the Debentures will be the arithmetic mean of such quotations. If fewer than two such quotations are received, the Trustee will request substitute quotations from four major New York City banks for their offered rate to leading European banks for loans in U.S. dollars; if at least two such quotations are provided, the quarterly rate on the Debentures will be the arithmetic mean of such quotations. The Debenture Trustee has not yet informed the Company as to how it intends to proceed. Phase out of LIBOR, including the Debenture Trustee’s implementation of the foregoing provisions, could significantly impact the Company’s interest costs on its Debentures and it is not possible to predict the magnitude of any such increase.

OPERATIONAL RISKS

As a participating lender in the SBA’s Paycheck Protection Program (PPP), the Company is subject to additional risks that the SBA may not fund some or all PPP loan guaranties and risks of litigation from our customers or other parties regarding the processing of PPP loans.

We are a participating lender in the PPP, a loan program administered through the SBA, that was created in 2020, to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. We originated $105.0 million in PPP loans during 2020 and $59.5 million during 2021, of which $10.3 million remained outstanding at December 31, 2021. Under the PPP, the SBA guarantees 100% of the amounts loaned under the program. There is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. In addition, some other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, regulatory enforcement, litigation costs or reputational damage stemming from our participation in the PPP and any related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, we may be exposed to credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced a PPP loan. If the SBA identifies a deficiency, the SBA may deny its liability under the guaranty for the affected loan or loans, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency.

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

As of January 1, 2015, we were required to comply with the Base III capital rules issued by the federal banking agencies that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act. These capital rules require banks and bank holding companies to maintain a minimum common equity Tier I capital ratio of 4.5% of risk-weighted assets, a minimum Tier I capital ratio of 6.0% of risk-weighted assets, a minimum total capital ratio of 8.0% of risk-weighted assets, and a minimum leverage ratio of 4.0%. The capital rules require the Bank and the Company to maintain a 2.5% common equity Tier I capital conservation buffer above the minimum risk-based capital requirements for adequately capitalized institutions in order to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The Company and the Bank met these requirements as of December 31, 2021. The Base III capital rules permanently grandfathered trust preferred securities issued before May 19, 2010 for institutions with less than $15.0 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. Our trust preferred securities qualify for this grandfather treatment. The rules also increased the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations, but retained the previous capital treatment of residential mortgages. These standards could adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition. Under the rules, we were permitted to make, and did make, a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital.

Under the 2018 Regulatory Relief Act, these capital requirements have been simplified for qualifying community banks and bank holding companies. In September 2019, the OCC and the other federal bank regulators approved a final joint rule that permits a qualifying community banking organization to opt in to a simplified regulatory capital framework. A qualifying institution that elects to utilize the simplified framework must maintain a CBLR in excess of 9%, and will thereby be deemed to have satisfied the generally applicable risk-based and other leverage capital requirements and (if applicable) the FDIC’s prompt corrective action framework. In order to utilize the CBLR framework, in addition to maintaining a CBLR of over 9%, a community banking organization must have less than $10 billion in total consolidated assets and must meet certain other criteria such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. The CBLR is calculated by dividing tangible equity capital by average total consolidated assets. The final rule became effective on January 1, 2020 and although the Company and Bank qualify to utilize the CBLR framework at December 31, 2021, management has not elected to do so at this time.

We may be required to write down goodwill.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2021, our goodwill totaled approximately $11.6 million, created in connection with the LyndonBank acquisition in 2007. Under current accounting standards, if we determine goodwill is impaired, we would be required to write down the value of this asset to fair value. We conduct a review each year, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We last completed a goodwill impairment analysis as of December 31, 2021, and concluded goodwill was not impaired. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

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

3 Loan production offices (LPO), in Chittenden County, in northwestern Vermont and Grafton County, in western New Hampshire.

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the trading market in, market price of, and dividends paid on, the Company's common stock is incorporated by reference to the section of the 2021 Annual Report under the caption “Common Stock Performance by Quarter” immediately following the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed as Exhibit 13 to this report. The balance of the information required by item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies under applicable SEC disclosure rules, as amended in 2018 Release Nos. 33-10513 and 34-83550.

There were no purchases of the Company’s common stock during the three months ended December 31, 2021, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the section of the 2021 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," immediately following the “Notes to Consolidated Financial Statements”, filed as Exhibit 13 to this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 and 34-83550.

Item 8. Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry Dunn McNeil & Parker, LLC are incorporated herein by reference from the 2021 Annual Report, filed as Exhibit 13 to this report.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). As of December 31, 2021, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of December 31, 2021 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2021. The standard measures adopted by Management in making its evaluation are the measures in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, Management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

In accordance with relief granted to non-accelerated filers as defined in SEC Release No. 34-88365, this Annual Report does not contain an attestation report of the Company’s independent registered public accounting firm regarding management’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The following is incorporated by reference to the Company's Proxy Statement for the 2022 Annual Meeting.

Listing of the names, ages, principal occupations, business experience and specific qualifications of the incumbent directors and nominees under the caption "PROPOSAL I - ELECTION OF DIRECTORS."

Listing of the names, ages, titles and business experience of the executive officers under the caption EXECUTIVE OFFICERS."

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the caption "SHARE OWNERSHIP INFORMATION –Delinquent Section 16(a) Reports."

Information regarding changes in the Company’s procedures for submission of director nominations by shareholders under the caption “SHAREHOLDER NOMINATIONS AND OTHER PROPOSALS.”

Information regarding whether a member of the Audit Committee qualifies as an audit committee financial expert under applicable SEC rules, under the caption "CORPORATE GOVERNANCE - Board Committees."

The Code of Ethics for Senior Financial Officers and the Principal Executive Officer is available on the Company's website at www.communitybancorpvt.com. The Code is also listed as Exhibit 14 to this report and incorporated by reference to a prior filing with the SEC. There were no waivers of any provision of the Code during 2021.

Item 11. Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the 2022 Annual Meeting:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company's Proxy Statement for the 2022 Annual Meeting:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION."

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is incorporated by reference to the Company's Proxy Statement for the 2022 Annual Meeting:

Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -Transactions with Management."

Information regarding the independence of directors under the caption “CORPORATE GOVERNANCE – Director Independence.”

Item 14. Principal Accountant Fees and Services

The following is incorporated by reference to the Company's Proxy Statement for the 2022 Annual Meeting under the caption "PROPOSAL 3 - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

The following are included in this report and are incorporated by reference to the 2021 Annual Report, filed as Exhibit 13 to this report:

Consolidated Balance Sheets at December 31, 2021 and 2020

Consolidated Statements of Income for the years ended December 31, 2021 and 2020

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

Report of Berry Dunn McNeil & Parker, LLC, independent registered public accountants (Firm - 136)

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

Exhibit 10(vi)*	–	Amended and Restated Change in Control Agreement for President and Chief Executive Officer (Company), filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on September 7, 2021.
Exhibit 10(vii)*	–

Amended and Restated Change in Control Agreement for Secretary and Treasurer (Bancorp.), Executive Vice President and Chief Financial Officer (Bank), filed as Exhibit 10.2 to the Company’s Form 8-K Report filed on September 7, 2021.

Exhibit 10(viii) *	–	Change in Control Agreement for Vice President (Bancorp.), Executive Vice President and Chief Lending Officer (Bank), filed as Exhibit 10.3 to the Company’s Form 8-K Report filed on September 7, 2021.
Exhibit 14	–	Amended Code of Ethics for Senior Financial Officers and the Principal Executive Officer, filed as Exhibit 14 to the Company’s Form 8-K Report on July 12, 2010.

The following exhibits are filed as part of this report:

Exhibit 13	-	Portions of the 2021 Annual Report, specifically incorporated by reference into this report.
Exhibit 21	-	Subsidiaries of Community Bancorp.
Exhibit 23	-	Consent of Berry Dunn McNeil & Parker, LLC
Exhibit 31(i)	-	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(ii)	-	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(i)	-	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(ii)	-	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	-

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income; (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2021 and 2020.

* Denotes compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP.
/s/Kathryn M. Austin	Date: March 24, 2022
Kathryn M. Austin, President and Chief
Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Kathryn M. Austin	Date: March 24, 2022
Kathryn M. Austin, President and Chief
Executive Officer (Principal Executive Officer)

/s/Louise M. Bonvechio	Date: March 24, 2022
Louise M. Bonvechio, Corporate Secretary and
Treasurer (Principal Financial Officer)

/s/Candace A. Patenaude	Date: March 24, 2022
Candace A. Patenaude
(Principal Accounting Officer)

COMMUNITY BANCORP. DIRECTORS
/s/Thomas E. Adams	Date: March 24, 2022
Thomas E. Adams

/s/Kathryn M. Austin	Date: March 24, 2022
Kathryn M. Austin

/s/Bruce Baker	Date: March 24, 2022
Bruce Baker

/s/David M. Bouffard	Date: March 24, 2022
David M. Bouffard

/s/Aminta K. Conant	Date: March 24, 2022
Aminta K. Conant

/s/Jacques R. Couture	Date: March 24, 2022
Jacques R. Couture

/s/ David P. Laforce	Date: March 24, 2022
David P. Laforce

/s/Rosemary M. Lalime	Date: March 24, 2022
Rosemary M. Lalime

/s/Stephen P. Marsh	Date: March 24, 2022
Stephen P. Marsh, Board Chair

/s/Carol Martin	Date: March 24, 2022
Carol Martin

/s/Emma Marvin	Date: March 24, 2022
Emma Marvin

/s/Jeffrey L. Moore	Date: March 24, 2022
Jeffrey L. Moore

/s/Dorothy R. Mitchell	Date: March 24, 2022
Dorothy R. Mitchell

/s/Frederic Oeschger	Date: March 24, 2022
Fredric Oeschger

/s/James G. Wheeler, Jr.	Date: March 24, 2022
James G. Wheeler, Jr.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

COMMUNITY BANCORP.

EXHIBITS

EXHIBIT INDEX*

Exhibit 13	Portions of the 2021 Annual Report, specifically incorporated by reference into this report.

Exhibit 21	Subsidiaries of Community Bancorp.

Exhibit 23	Consent of Berry Dunn McNeil & Parker, LLC

Exhibit 31.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income; (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2021 and 2020.

* Other than exhibits incorporated by reference to prior filings.

** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

