Form 10-Q
period 2022-03-31
COMMUNITY BANCORP /VT
filed 2022-05-13
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

At May 4, 2022, there were 5,391,518 shares outstanding of the Corporation’s common stock.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	March 31,	December 31,
Consolidated Balance Sheets	2022	2021
	(Unaudited)

Assets
Cash and due from banks	$17,330,851	$17,839,374
Federal funds sold and overnight deposits	67,121,921	92,519,552
Total cash and cash equivalents	84,452,772	110,358,926
Securities available-for-sale	185,755,566	182,342,459
Restricted equity securities, at cost	1,390,950	1,434,450
Loans held-for-sale	246,000	339,000
Loans	696,293,182	689,988,533
Allowance for loan losses	(7,890,648)	(7,710,256)
Deferred net loan cost (fees)	274,346	(37,972)
Net loans	688,676,880	682,240,305
Bank premises and equipment, net	13,503,142	13,767,328
Accrued interest receivable	2,719,138	2,400,560
Bank owned life insurance	5,093,288	5,073,228
Goodwill	11,574,269	11,574,269
Other assets	11,778,865	9,575,274
Total assets	$1,005,190,870	$1,019,105,799

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$203,661,459	$209,465,151
Interest-bearing transaction accounts	258,401,561	265,513,937
Money market funds	130,731,075	129,728,954
Savings	177,994,875	168,390,905
Time deposits, $250,000 and over	17,106,871	17,463,871
Other time deposits	89,404,604	88,837,135
Total deposits	877,300,445	879,399,953
Borrowed funds	1,300,000	1,300,000
Repurchase agreements	28,744,011	32,609,875
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	7,514,626	8,148,703
Total liabilities	927,746,082	934,345,531

Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, 15 shares issued and outstanding at 03/31/22 and 12/31/21 ($100,000 liquidation value, per share)	1,500,000	1,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,602,178 shares issued at 03/31/22 and 5,587,939 shares issued at 12/31/21	14,005,445	13,969,848
Additional paid-in capital	35,559,149	35,322,063
Retained earnings	38,914,579	37,758,105
Accumulated other comprehensive loss	(9,911,608)	(1,166,971)
Less: treasury stock, at cost; 210,101 shares at 03/31/22 and 12/31/21	(2,622,777)	(2,622,777)
Total shareholders’ equity	77,444,788	84,760,268
Total liabilities and shareholders’ equity	$1,005,190,870	$1,019,105,799

Book value per common share outstanding	$14.08	$15.48

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended March 31,
Consolidated Statements of Income	2022	2021
(Unaudited)

Interest income
Interest and fees on loans	$7,487,200	$8,253,296
Interest on debt securities	667,226	265,112
Dividends	16,460	10,619
Interest on federal funds sold and overnight deposits	80,660	87,883
Total interest income	8,251,546	8,616,910

Interest expense
Interest on deposits	551,959	705,244
Interest on borrowed funds	21,965	14,941
Interest on repurchase agreements	21,040	35,442
Interest on junior subordinated debentures	98,352	98,795
Total interest expense	693,316	854,422

Net interest income	7,558,230	7,762,488
Provision for loan losses	862,500	267,497
Net interest income after provision for loan losses	6,695,730	7,494,991

Non-interest income
Service fees	862,887	788,623
Income from sold loans	203,842	185,006
Other income from loans	271,260	183,274
Other income	348,440	415,328
Total non-interest income	1,686,429	1,572,231

Non-interest expense
Salaries and wages	2,040,000	1,975,003
Employee benefits	772,052	831,210
Occupancy expenses, net	753,364	744,720
Other expenses	1,888,172	1,814,118
Total non-interest expense	5,453,588	5,365,051

Income before income taxes	2,928,571	3,702,171
Income tax expense	523,029	676,470
Net income	$2,405,542	$3,025,701

Earnings per common share	$0.44	$0.57
Weighted average number of common shares used in computing earnings per share	5,382,678	5,322,404
Dividends declared per common share	$0.23	$0.22

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended March 31,
	2022	2021

Net income	$2,405,542	$3,025,701

Other comprehensive loss, net of tax:
Unrealized holding loss on securities AFS arising during the period	(11,069,161)	(1,660,640)
Tax effect	2,324,524	348,735
Other comprehensive loss, net of tax	(8,744,637)	(1,311,905)
Total comprehensive (loss) income	$(6,339,095)	$1,713,796

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2022
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders’
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2022	$13,969,848	$1,500,000	$35,322,063	$37,758,105	$(1,166,971)	$(2,622,777)	$84,760,268

Issuance of common stock	35,597		237,086				272,683
Cash dividends declared
Common stock				(1,236,880)			(1,236,880)
Preferred stock				(12,188)			(12,188)
Comprehensive income
Net income				2,405,542			2,405,542
Other comprehensive loss					(8,744,637)		(8,744,637)
March 31, 2022	$14,005,445	$1,500,000	$35,559,149	$38,914,579	$(9,911,608)	$(2,622,777)	$77,444,788

	Three Months Ended March 31, 2021
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders’
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2021	$13,818,450	$1,500,000	$34,309,646	$29,368,046	$915,348	$(2,622,777)	$77,288,713

Issuance of common stock	42,523		222,256				264,779
Cash dividends declared
Common stock				(1,169,555)			(1,169,555)
Preferred stock				(12,188)			(12,188)
Comprehensive income
Net income				3,025,701			3,025,701
Other comprehensive loss					(1,311,905)		(1,311,905)
March 31, 2021	$13,860,973	$1,500,000	$34,531,902	$31,212,004	$(396,557)	$(2,622,777)	$78,085,545

*Accumulated other comprehensive (loss) income

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income	$2,405,542	$3,025,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, bank premises and equipment	285,202	259,449
Provision for loan losses	862,500	267,497
Deferred income tax	47,344	16,608
Gain on sale of loans	(102,945)	(114,211)
(Income) loss from CFS Partners	(225,870)	1,693,014
Amortization of bond premium, net	186,967	95,456
Proceeds from sales of loans held for sale	4,425,711	2,145,611
Originations of loans held for sale	(4,229,766)	(2,435,200)
Increase in taxes payable	408,593	569,100
Increase in interest receivable	(318,578)	(250,630)
(Increase) decrease in mortgage servicing rights	(2,374)	38,280
Decrease in right-of-use assets	49,669	49,031
Decrease in operating lease liabilities	(51,283)	(49,198)
Increase in other assets	(173,852)	(148,665)
Increase in cash surrender value of BOLI	(20,060)	(21,673)
Amortization of limited partnerships	67,092	90,762
Change in net deferred loan fees and costs	(312,318)	1,076,424
Decrease in interest payable	(1,332)	(12,953)
Decrease in accrued expenses	(567,062)	(420,431)
(Decrease) increase in other liabilities	(24,896)	3,175
Net cash provided by operating activities	2,708,284	5,877,147

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	4,434,388	4,383,743
Purchases	(19,103,623)	(27,371,666)
Proceeds from redemption of restricted equity securities	43,500	0
Decrease in limited partnership contributions payable	0	(150,000)
Increase in loans, net	(6,998,537)	(20,167,317)
Capital expenditures net of proceeds from sales of bank premises and equipment	(70,686)	(2,657,300)
Recoveries of loans charged off	11,780	25,314
Net cash used in investing activities	(21,683,178)	(45,937,226)

7

	2022	2021

Cash Flows from Financing Activities:
Net (decrease) increase in demand and interest-bearing transaction accounts	(12,916,068)	7,863,790
Net increase in money market and savings accounts	10,606,091	19,474,878
Net increase (decrease) in time deposits	210,469	(3,639,187)
Net decrease in repurchase agreements	(3,865,864)	(6,627,854)
Repayments on long-term borrowings	0	(500,000)
(Decrease) increase in finance lease obligations	(52,807)	2,388,819
Dividends paid on preferred stock	(12,188)	(12,188)
Dividends paid on common stock	(900,893)	(743,679)
Net cash (used in) provided by financing activities	(6,931,260)	18,204,579

Net decrease in cash and cash equivalents	(25,906,154)	(21,855,500)
Cash and cash equivalents:
Beginning	110,358,926	115,049,920
Ending	$84,452,772	$93,194,420

Supplemental Schedule of Cash Paid During the Period:
Interest	$694,648	$867,375

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized loss on securities AFS	$(11,069,161)	$(1,660,640)

Common Shares Dividends Paid:
Dividends declared	$1,236,880	$1,169,555
Increase in dividends payable attributable to dividends declared	(63,304)	(161,097)
Dividends reinvested	(272,683)	(264,779)
Total dividends paid	$900,893	$743,679

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Consolidation and Certain Definitions

Basis of Presentation and Consolidation. The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial condition and results of operations of the Company and its subsidiary, Community National Bank (the Bank), contained herein have been made. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for any other interim period or the full annual period ending December 31, 2022.

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

ABS:	Asset backed security	FASB:	Financial Accounting Standards Board
AFS:	Available-for-sale	FDIC:	Federal Deposit Insurance Corporation
Agency MBS:	MBS issued by a US government agency	FHLBB:	Federal Home Loan Bank of Boston
	or GSE	FHLMC:	Federal Home Loan Mortgage Corporation
ALCO:	Asset Liability Committee	FOMC:	Federal Open Market Committee
ALL:	Allowance for loan losses	FRB:	Federal Reserve Board
AOCI:	Accumulated other comprehensive income	FRBB:	Federal Reserve Bank of Boston
ASC:	Accounting Standards Codification	GAAP:	Generally Accepted Accounting Principles
ASU:	Accounting Standards Update		in the United States
Bancorp:	Community Bancorp.	GSE:	Government sponsored enterprise
Bank:	Community National Bank	HTM:	Held-to-maturity
BIC:	Borrower-in-Custody	ICS:	Insured Cash Sweeps of the InterFi Network
Board:	Board of Directors	IRS:	Internal Revenue Service
BOLI:	Bank owned life insurance	JNE:	Jobs for New England
bp or bps:	Basis point(s)	Jr:	Junior
CARES ACT:	Coronavirus Aid Relief and Economic	MBS:	Mortgage-backed security
	Security Act	MSRs:	Mortgage servicing rights
CBLR:	Community Bank Leverage Ratio	NII:	Net interest income
CDARS:	Certificate of Deposit Accounts Registry	OAS:	Other amortizing security
	Service of the InterFi Network	OCI:	Other comprehensive income (loss)
CDs:	Certificates of deposit	OREO:	Other real estate owned
CDI:	Core deposit intangible	OTTI:	Other-than-temporary impairment
CECL:	Current Expected Credit Loss	PMI:	Private mortgage insurance
CFSG:	Community Financial Services Group, LLC	PPP:	Paycheck Protection Program
CFS Partners:	Community Financial Services Partners,	RD:	USDA Rural Development
	LLC	SBA:	U.S. Small Business Administration
CMO	Collateralized Mortgage Obligation	SEC:	U.S. Securities and Exchange Commission
Company:	Community Bancorp. and Subsidiary	TDR:	Troubled-debt restructuring
COVID-19:	Coronavirus Disease 2019	USDA:	U.S. Department of Agriculture
CRE:	Commercial Real Estate	VA:	U.S. Veterans Administration
DDA or DDAs:	Demand Deposit Account(s)	2018	Economic Growth, Regulatory Relief and
DTC:	Depository Trust Company	Regulatory	Consumer Protection Act of 2018
DRIP:	Dividend Reinvestment Plan	Relief Act:
Exchange Act:	Securities Exchange Act of 1934

Note 2. Recent Accounting Developments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses over the life of a loan. The new guidance, which is referred to as the current expected credit loss, or CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses over the life of the loans. A modified version of these requirements also applies to debt securities classified as available for sale, which will require that credit losses on those securities be recorded through an allowance for credit losses rather than a write-down. The ASU may have a material impact on the Company’s consolidated financial statements upon adoption as it will require a change in the Company’s methodology for calculating its ALL and allowance on unused commitments. The Company will transition from an incurred loss model to an expected loss model, which may result in an increase in the ALL upon adoption and may negatively impact the Company’s and the Bank’s regulatory capital ratios. The Company has formed a committee to assess the implications of this new pronouncement and transitioned to a software solution for preparing the ALL calculation and related reports that management believes provides the Company with stronger data integrity, ease and efficiency in ALL preparation. The new software solution also provides numerous training opportunities for the appropriate personnel within the Company. The Company has gathered and is continuing to analyze the historical data to serve as a basis for estimating the ALL under CECL and continues to evaluate the anticipated impact of the adoption of the ASU on its consolidated financial statements. The ASU will become effective for the Company beginning with the 2023 fiscal year including interim periods. Parallel calculations under the existing ALL methodology and the CECL model will be run throughout 2022 in preparation for the transition to CECL.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance amends Topic 326 (CECL) to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, under the CECL model creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to Topic 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance will become effective for the Company beginning with the fiscal year 2023, including interim periods. The Company is currently assessing the impact of ASU No. 2022-02 but does not expect that its adoption will have a material impact on the consolidated financial statements.

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

In March and April, 2020, federal banking regulators issued interagency guidance on accounting for loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term (that is, six months or less) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant, provided that the loan is less than 30 days past due at the time a modification program is implemented. The banking agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC No. 310-40, Receivables – Troubled Debt Restructurings by Creditors. Additionally, a provision of the CARES Act enacted in March 2020 provides that COVID-19 related loan modifications (including modifications that are not short-term) made to a loan between March 1, 2020 and the earlier of December 31, 2020 or the sixtieth day after the end of the COVID-19 emergency declared by the President will not require the loan to be treated as a TDR under U.S. GAAP, so long as the modified loan was not past due as of December 31, 2019. On December 27, 2020, the Consolidated Appropriations Act 2021 (CAA) extended the date for COVID-19 related loan modifications from December 31, 2020 to January 1, 2022.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended March 31,	2022	2021

Net income, as reported	$2,405,542	$3,025,701
Less: dividends to preferred shareholders	12,188	12,188
Net income available to common shareholders	$2,393,354	$3,013,513
Weighted average number of common shares
used in calculating earnings per share	5,382,678	5,322,404
Earnings per common share	$0.44	$0.57

Note 4. Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2022
U.S. GSE debt securities	$12,001,306	$0	$764,922	$11,236,384
U.S. Government securities	39,497,938	0	1,868,539	37,629,399
Taxable Municipal securities	300,000	0	26,323	273,677
Tax-Exempt Municipal securities	4,644,229	0	336,281	4,307,948
Agency MBS	132,398,698	23,491	9,482,071	122,940,118
ABS and OAS	1,847,185	4,332	22,855	1,828,662
CMO	1,422,549	0	115,921	1,306,628
Other investments	6,190,000	68,665	25,915	6,232,750
Total	$198,301,905	$96,488	$12,642,827	$185,755,566

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2021
U.S. GSE debt securities	$12,001,978	$36,024	$209,504	$11,828,498
U.S. Government securities	32,374,935	0	333,894	32,041,041
Taxable Municipal securities	300,000	0	1,267	298,733
Tax-Exempt Municipal securities	830,279	1,167	67	831,379
Agency MBS	128,291,487	184,002	1,342,968	127,132,521
ABS and OAS	2,131,610	82,414	0	2,214,024
CMO	1,451,349	0	30,891	1,420,458
Other investments	6,438,000	142,199	4,394	6,575,805
Total	$183,819,638	$445,806	$1,922,985	$182,342,459

Investments pledged as collateral for repurchase agreements consisted of U.S. GSE debt securities, Agency MBS, ABS and OAS, and CMO. These repurchase agreements mature daily. These pledged investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

March 31, 2022	$60,664,506	$56,148,099
December 31, 2021	63,045,599	62,256,702

There were no sales of debt securities for the first three months of 2022 or 2021.

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
March 31, 2022
Due in one year or less	$3,718,000	$3,739,035
Due from one to five years	45,449,014	43,386,569
Due from five to ten years	10,790,658	10,173,219
Due after ten years	5,945,535	5,516,625
Agency MBS	132,398,698	122,940,118
Total	$198,301,905	$185,755,566

December 31, 2021
Due in one year or less	$3,470,000	$3,508,582
Due from one to five years	36,860,731	36,619,130
Due from five to ten years	13,065,163	12,942,726
Due after ten years	2,132,257	2,139,500
Agency MBS	128,291,487	127,132,521
Total	$183,819,638	$182,342,459

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
March 31, 2022
U.S. GSE debt securities	$6,718,245	$283,061	$4,518,139	$481,861	11	$11,236,384	$764,922
U.S. Government securities	37,629,399	1,868,539	0	0	52	37,629,399	1,868,539
Taxable Municipal securities	273,677	26,323	0	0	1	273,677	26,323
Tax-Exempt Municipal securities	4,307,948	336,281	0	0	9	4,307,948	336,281
Agency MBS	91,645,963	6,483,880	29,071,931	2,998,191	106	120,717,894	9,482,071
ABS and OAS	1,277,498	22,855	0	0	2	1,277,498	22,855
CMO	449,231	29,845	857,397	86,076	3	1,306,628	115,921
Other investments	470,085	25,915	0	0	2	470,085	25,915
Total	$142,772,046	$9,076,699	$34,447,467	$3,566,128	186	$177,219,513	$12,642,827

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
December 31, 2021
U.S. GSE debt securities	$5,869,117	$130,883	$1,921,379	$78,621	7	$7,790,496	$209,504
U.S. Government securities	32,041,041	333,894	0	0	46	32,041,041	333,894
Taxable Municipal securities	298,733	1,267	0	0	1	298,733	1,267
Tax-Exempt Municipal securities	330,212	67	0	0	1	330,212	67
Agency MBS	107,061,452	1,128,587	8,809,493	214,381	84	115,870,945	1,342,968
CMO	1,420,458	30,891	0	0	3	1,420,458	30,891
Other investments	491,606	4,394	0	0	2	491,606	4,394
Total	$147,512,619	$1,629,983	$10,730,872	$293,002	144	$158,243,491	$1,922,985

The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates its debt securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer’s financial condition. As of March 31, 2022 and December 31, 2021, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be OTTI.

Note 5. Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	March 31,	December 31,
	2022	2021

Commercial & industrial	$121,473,157	$120,933,470
Commercial real estate	308,311,734	300,958,931
Municipal	48,660,440	47,955,231
Residential real estate - 1st lien	181,610,294	181,316,345
Residential real estate - Jr lien	33,066,989	34,359,864
Consumer	3,170,568	4,464,692
Total loans	696,293,182	689,988,533

ALL	(7,890,648)	(7,710,256)
Deferred net loan cost (fees)	274,346	(37,972)
Net loans	$688,676,880	$682,240,305

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

		90 Days	Total			Non-Accrual	90 Days or More and
March 31, 2022	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$233,764	$141,700	$375,464	$121,097,693	$121,473,157	$222,236	$0
Commercial real estate	1,546,310	1,640,382	3,186,692	305,125,042	308,311,734	3,708,593	0
Municipal	0	0	0	48,660,440	48,660,440	0	0
Residential real estate
- 1st lien	1,221,885	611,883	1,833,768	179,776,526	181,610,294	1,343,723	561,440
- Jr lien	82,115	93,374	175,489	32,891,500	33,066,989	140,411	93,374
Consumer	4,028	0	4,028	3,166,540	3,170,568	0	0
Totals	$3,088,102	$2,487,339	$5,575,441	$690,717,741	$696,293,182	$5,414,963	$654,814

		90 Days	Total			Non-Accrual	90 Days or More and
December 31, 2021	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$833,875	$0	$833,875	$120,099,595	$120,933,470	$98,661	$0
Commercial real estate	49,450	2,400,514	2,449,964	298,508,967	300,958,931	4,517,839	0
Municipal	0	0	0	47,955,231	47,955,231	0	0
Residential real estate
- 1st lien	1,190,300	608,775	1,799,075	179,517,270	181,316,345	1,180,563	506,827
- Jr lien	51,837	86,476	138,313	34,221,551	34,359,864	143,566	86,476
Consumer	9,741	0	9,741	4,454,951	4,464,692	0	0
Totals	$2,135,203	$3,095,765	$5,230,968	$684,757,565	$689,988,533	$5,940,629	$593,303

For all loan segments, loans over 30 days past due are considered delinquent.

As of the balance sheet dates presented, loans in process of foreclosure consisted of the following residential mortgage loans:

	Number of loans	Balance

March 31, 2022	4	$153,054
December 31, 2021	5	195,082

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

Loss ratios are calculated by loan segment using appropriate look back periods. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment in the current economic climate. During periods of economic stability, a relatively longer period (e.g., five years) may be appropriate. During periods of significant expansion or contraction, the Company may appropriately shorten the historical time period. Due primarily to the effects of COVID-19, during 2020 the Company shortened its look back period to one year, however, during the first quarter of 2022, the look back period was lengthened to two years.

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

Impaired loans also include troubled loans that are restructured. A TDR occurs when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that would otherwise not be granted. TDRs may include the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan’s terms, or a combination of the two. As described above in Note 2, under March 2020 guidance from the federal banking agencies and concurrence by the FASB, certain short-term loan accommodations made in good faith prior to January 1, 2022 for borrowers experiencing financial difficulties due to the COVID-19 health emergency are not considered TDRs.

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

The tables below summarize changes in the ALL and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended March 31, 2022

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$939,047	$4,151,760	$76,728	$1,765,892	$182,014	$55,698	$539,117	$7,710,256
Charge-offs	(17,650)	(667,474)	0	0	0	(8,764)	0	(693,888)
Recoveries	0	0	0	2,276	1,210	8,294	0	11,780
Provision (credit)	117,903	1,159,995	10,861	46,289	(4,671)	(19,036)	(448,841)	862,500
ALL ending balance	$1,039,300	$4,644,281	$87,589	$1,814,457	$178,553	$36,192	$90,276	$7,890,648

ALL evaluated for impairment
Individually	$0	$0	$0	$115,614	$0	$0	$0	$115,614
Collectively	1,039,300	4,644,281	87,589	1,698,843	178,553	36,192	90,276	7,775,034
Total	$1,039,300	$4,644,281	$87,589	$1,814,457	$178,553	$36,192	$90,276	$7,890,648

Loans evaluated for impairment
Individually	$222,236	$3,713,169	$0	$3,910,848	$85,691	$0		$7,931,944
Collectively	121,250,921	304,598,565	48,660,440	177,699,446	32,981,298	3,170,568		688,361,238
Total	$121,473,157	$308,311,734	$48,660,440	$181,610,294	$33,066,989	$3,170,568		$696,293,182

As of or for the year ended December 31, 2021

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$842,547	$3,854,153	$82,211	$1,735,304	$234,896	$60,461	$398,913	$7,208,485
Charge-offs	(18,847)	(22,000)	0	(98,704)	0	(87,651)	0	(227,202)
Recoveries	4,761	27,160	0	7,636	10,821	54,430	0	104,808
Provision (credit)	110,586	292,447	(5,483)	121,656	(63,703)	28,458	140,204	624,165
ALL ending balance	$939,047	$4,151,760	$76,728	$1,765,892	$182,014	$55,698	$539,117	$7,710,256

ALL evaluated for impairment
Individually	$0	$0	$0	$79,978	$0	$0	$0	$79,978
Collectively	939,047	4,151,760	76,728	1,685,914	182,014	55,698	539,117	7,630,278
Total	$939,047	$4,151,760	$76,728	$1,765,892	$182,014	$55,698	$539,117	$7,710,256

Loans evaluated for impairment
Individually	$93,362	$4,553,734	$0	$3,720,503	$88,563	$0		$8,456,162
Collectively	120,840,108	296,405,197	47,955,231	177,595,842	34,271,301	4,464,692		681,532,371
Total	$120,933,470	$300,958,931	$47,955,231	$181,316,345	$34,359,864	$4,464,692		$689,988,533

As of or for the three months ended March 31, 2021

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$842,547	$3,854,153	$82,211	$1,735,304	$234,896	$60,461	$398,913	$7,208,485
Charge-offs	(18,847)	0	0	0	0	(14,161)	0	(33,008)
Recoveries	4,761	7,000	0	1,567	528	11,458	0	25,314
Provision (credit)	60,170	(37,468)	1,320	(69,277)	(32,112)	(18,136)	363,000	267,497
ALL ending balance	$888,631	$3,823,685	$83,531	$1,667,594	$203,312	$39,622	$761,913	$7,468,288

ALL evaluated for impairment
Individually	$0	$0	$0	$119,306	$255	$0	$0	$119,561
Collectively	888,631	3,823,685	83,531	1,548,288	203,058	39,621	761,913	7,348,727
Total	$888,631	$3,823,685	$83,531	$1,667,594	$203,313	$39,621	$761,913	$7,468,288

Loans evaluated for impairment
Individually	$420,974	$1,645,678	$0	$4,394,274	$143,333	$0		$6,604,259
Collectively	188,022,649	276,837,413	52,207,213	165,415,944	36,735,240	3,666,921		722,885,380
Total	$188,443,623	$278,483,091	$52,207,213	$169,810,218	$36,878,573	$3,666,921		$729,489,639

Impaired loans, by portfolio segment, were as follows:

	As of March 31, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment(1)	Balance	Allowance	Investment(1)(2)	Recognized(2)

Related allowance recorded
Residential real estate
1st lien	$1,113,112	$1,129,082	$115,614	$907,849	$14,387
Jr lien	0	0	0	0	51
Total with related allowance	1,113,112	1,129,082	115,614	907,849	14,438

No related allowance recorded
Commercial & industrial	222,236	261,011		157,799	204
Commercial real estate	3,713,309	4,861,145		4,133,691	1,670
Residential real estate
1st lien	2,836,069	3,845,577		2,943,358	42,714
Jr lien	85,697	131,069		87,133	37
Total with no related allowance	6,857,311	9,098,802		7,321,981	44,625

Total impaired loans	$7,970,423	$10,227,884	$115,614	$8,229,830	$59,063

(1)	Recorded investment in impaired loans as of March 31, 2022 includes accrued interest receivable of $38,479.
(2)	For the three months ended March 31, 2022.

	As of December 31, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment(1)	Balance	Allowance	Investment(1)(2)	Recognized(2)

Related allowance recorded
Residential real estate
1st lien	$702,586	$716,118	$79,978	$858,124	$60,769
Jr lien	0	0	0	3,452	243
Total with related allowance	702,586	716,118	79,978	861,576	61,012

No related allowance recorded
Commercial & industrial	93,362	115,414		290,181	204
Commercial real estate	4,554,074	5,108,557		2,747,193	120,996
Residential real estate
1st lien	3,050,647	4,076,352		3,331,971	205,514
Jr lien	88,570	132,802		124,803	186
Total with no related allowance	7,786,653	9,433,125		6,494,148	326,900

Total impaired loans	$8,489,239	$10,149,243	$79,978	$7,355,724	$387,912

(1)	Recorded investment in impaired loans as of December 31, 2021 includes accrued interest receivable and deferred net loan costs of $33,077.
(2)	For the year ended December 31, 2021.

	As of March 31, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment(1)	Balance	Allowance	Investment(1)(2)	Recognized(2)

Related allowance recorded
Residential real estate
1st lien	$1,159,129	$1,196,306	$119,306	$1,029,855	$18,650
Jr lien	4,466	4,463	255	4,622	117
Total with related allowance	1,163,595	1,200,769	119,561	1,034,477	18,767

No related allowance recorded
Commercial & industrial	420,975	485,396		417,620	204
Commercial real estate	1,645,921	2,103,732		1,794,967	2,044
Residential real estate
1st lien	3,269,662	4,132,986		3,529,314	46,958
Jr lien	138,870	180,547		134,574	0
Total with no related allowance	5,475,428	6,902,661		5,876,475	49,206

Total impaired loans	$6,639,023	$8,103,430	$119,561	$6,910,952	$67,973

(1)	Recorded investment in impaired loans as of March 31, 2021 includes accrued interest receivable and deferred net loan costs of $34,764.
(2)	For the three months ended March 31, 2021.

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of March 31, 2022

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$118,322,106	$299,401,050	$48,660,440	$177,592,027	$32,631,970	$3,170,568	$679,778,161
Group B	579,664	2,422,197	0	0	0	0	3,001,861
Group C	2,571,387	6,488,487	0	4,018,267	435,019	0	13,513,160
Total	$121,473,157	$308,311,734	$48,660,440	$181,610,294	$33,066,989	$3,170,568	$696,293,182

As of December 31, 2021

				Residential	Residential
	Commercial	Commercial		Real Estate	Real Estate
	& Industrial	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$117,607,773	$285,732,365	$47,955,231	$177,456,149	$34,166,076	$4,464,692	$667,382,286
Group B	693,084	6,550,335	0	0	0	0	7,243,419
Group C	2,632,613	8,676,231	0	3,860,196	193,788	0	15,362,828
Total	$120,933,470	$300,958,931	$47,955,231	$181,316,345	$34,359,864	$4,464,692	$689,988,533

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

The Company has adopted the TDR guidance issued by the federal banking agencies in March and April 2020 regarding the treatment of certain short-term loan modifications relating to the COVID-19 pandemic (See Note 2). Under this guidance, qualifying concessions and modifications are not considered TDRs.  In total, throughout the pandemic, the Company granted short term loan concessions and/or modifications within the terms of this guidance to 595 borrowers. Of those loans, 351 remained on the books with an aggregate principal balance of $103.2 million as of March 31, 2022.

New TDRs, by portfolio segment, during the periods presented were as follows:

Three months ended March 31, 2022
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - 1st lien	1	$292,592	$292,592

	Year ended December 31, 2021
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial & industrial	1	$41,751	$41,751
Commercial real estate	2	3,153,402	3,153,402
Residential real estate – 1st lien	1	67,007	67,007
	4	$3,262,160	$3,262,160

Three months ended March 31, 2021
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial & industrial	1	$41,751	$41,751

The TDRs for which there was a payment default during the twelve month periods presented below were as follows:

For the twelve months ended March 31, 2022

	Number of	Recorded
	Contracts	Investment

Commercial real estate	2	$2,422,965

For the twelve months ended December 31, 2021

	Number of	Recorded
	Contracts	Investment

Commercial & industrial	1	$38,001
Commercial real estate	2	3,081,810
	3	$3,119,811

For the twelve months ended March 31, 2021

	Number of	Recorded
	Contracts	Investment

Commercial & industrial	1	$41,001
Residential real estate - 1st lien	1	162,821
	2	$203,822

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

The specific allowances within the ALL related to TDRs as of the balance sheet dates are presented in the table below.

	March 31,	December 31,
	2022	2021

Specific Allocation	$115,614	$79,978

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

As of December 31, 2021, the most recent evaluation, management concluded that no impairment existed. Management evaluates its goodwill intangible for impairment at least annually, or more frequently as circumstances warrant, including, as applicable, circumstances arising out of the COVID-19 pandemic, including the disruptions to the economy and increased volatility in the financial markets and related impacts on the Company’s business.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below. There were no Level 3 assets or liabilities measured on a recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between Levels during either 2022 or 2021.

	March 31,	December 31,
Assets: (market approach)	2022	2021

Level 1
U.S. Government securities	$37,629,399	$32,041,041

Level 2
U.S. GSE debt securities	$11,236,384	$11,828,498
Taxable Municipal securities	273,677	298,733
Tax-Exempt Municipal securities	4,307,948	831,379
Agency MBS	122,940,118	127,132,521
ABS and OAS	1,828,662	2,214,024
CMO	1,306,628	1,420,458
Other investments	6,232,750	6,575,805
Level 2 Total	$148,126,167	$150,301,418

Grand Total	$185,755,566	$182,342,459

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following table includes assets measured at fair value on a non-recurring basis that have had a fair value adjustment since their initial recognition. Impaired loans measured at fair value only include impaired loans with a partial write-down or with a related specific ALL and are presented net of the specific allowances as disclosed in Note 5. Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy level, are summarized below. There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between levels during either 2022 or 2021.

	March 31,	December 31,
Level 2	2022	2021
Assets: (market approach)
Impaired loans, net of related allowance	$1,792,892	$177,523
Loans held-for-sale	246,000	339,000
MSRs (1)	900,094	897,720

(1)	Represents MSRs at lower of cost or fair value.

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company’s financial instruments as of the balance sheet dates were as follows:

March 31, 2022		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$84,453	$84,453	$0	$0	$84,453
Debt securities AFS	185,756	37,630	148,126	0	185,756
Restricted equity securities	1,391	0	1,391	0	1,391
Loans and loans held-for-sale, net of ALL
Commercial & industrial	120,196	0	96	120,247	120,343
Commercial real estate	303,589	0	1,571	303,512	305,083
Municipal	48,566	0	0	48,136	48,136
Residential real estate - 1st lien	180,554	0	126	176,286	176,412
Residential real estate - Jr lien	32,884	0	0	32,865	32,865
Consumer	3,134	0	0	3,175	3,175
MSRs (1)	900	0	995	0	995
Accrued interest receivable	2,719	0	2,719	0	2,719

Financial liabilities:
Deposits
Other deposits	877,051	0	875,756	0	875,756
Brokered deposits	249	0	235	0	235
Long-term borrowings	1,300	0	1,112	0	1,112
Repurchase agreements	28,744	0	28,744	0	28,744
Operating lease obligations	812	0	812	0	812
Finance lease obligations	3,805	0	3,805	0	3,805
Subordinated debentures	12,887	0	12,826	0	12,826
Accrued interest payable	58	0	58	0	58

(1)	Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

December 31, 2021		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$110,359	$110,359	$0	$0	$110,359
Debt securities AFS	182,342	32,041	150,301	0	182,342
Restricted equity securities	1,434	0	1,434	0	1,434
Loans and loans held-for-sale, net of ALL
Commercial & industrial	119,382	0	0	120,146	120,146
Commercial real estate	296,528	0	29	297,339	297,368
Municipal	47,841	0	0	49,419	49,419
Residential real estate - 1st lien	180,271	0	149	180,302	180,451
Residential real estate - Jr lien	34,151	0	0	34,189	34,189
Consumer	4,406	0	0	4,436	4,436
MSRs (1)	898	0	995	0	995
Accrued interest receivable	2,401	0	2,401	0	2,401

Financial liabilities:
Deposits
Other deposits	879,151	0	879,545	0	879,545
Brokered deposits	249	0	246	0	246
Long-term borrowings	1,300	0	1,179	0	1,179
Repurchase agreements	32,610	0	32,610	0	32,610
Operating lease obligations	864	0	864	0	864
Finance lease obligations	3,858	0	3,858	0	3,858
Subordinated debentures	12,887	0	12,868	0	12,868
Accrued interest payable	59	0	59	0	59

(1)	Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

Note 8. Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021

Balance at beginning of year	$897,720	$922,146
MSRs capitalized	45,304	147,328
MSRs amortized	(42,930)	(225,404)
Change in valuation allowance	0	53,650
Balance at end of period	$900,094	$897,720

Note 9. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business. Management does not expect that any such litigation will be material to the Company’s consolidated financial condition or results of operations.

Note 10. Subsequent Events

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP. On March 16, 2022, the Company’s Board declared a cash dividend of $0.23 per common share, payable May 1, 2022 to shareholders of record as of April 15, 2022. This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Period Ended March 31, 2022

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly-owned subsidiary, Community National Bank, as of March 31, 2022 and December 31, 2021, and its consolidated results of operations for the three-month interim period and one year period presented. The Company is considered a “smaller reporting company” and a “non-accelerated filer” under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its audited statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two year, rather than a three year, period and intends to provide smaller reporting company scaled disclosures where management deems it appropriate.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2021 Annual Report on Form 10-K filed with the SEC. Please refer to Note 1 in the accompanying audited consolidated financial statements for a listing of acronyms and defined terms used throughout the following discussion.

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

Forward-looking statements are not guarantees of future performance. They necessarily involve risks, uncertainties and assumptions. Examples of forward looking statements included in this discussion include, but are not limited to, statements regarding the potential effects of the COVID-19 pandemic on our business, financial condition, results of operations and prospects; the estimated contingent liability related to assumptions made within the asset/liability management process; management’s expectations as to the future interest rate environment and the Company’s related liquidity level; credit risk expectations relating to the Company’s loan portfolio; and management’s general outlook for the future performance of the Company or the local or national economy. Although forward-looking statements are based on management’s expectations and estimates as of the date they are made, many of the factors that could influence or determine actual results are unpredictable and not within the Company’s control.

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities:

•	general economic or business conditions, either nationally, regionally or locally, deteriorate, resulting in a decline in credit quality or a diminished demand for the Company’s products and services;
•	competitive pressures increase among financial service providers in the Company’s northern New England market area or in the financial services industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems;
•	interest rates change in such a way as to negatively affect the Company’s net income, asset valuations or margins;
•	changes in laws or government rules, including the rules of the federal Consumer Financial Protection Bureau, or the way in which courts or government agencies interpret or implement those laws or rules, increase our costs of doing business, causing us to limit or change our product offerings or pricing, or otherwise adversely affect the Company’s business;
•	changes in federal or state tax laws or policy;
•	changes in the level of nonperforming assets and charge-offs;
•	changes in applicable accounting policies, practices and standards, including, without limitation, implementation of pending changes to the measurement of credit losses in financial statements under U.S. GAAP pursuant to the CECL model;
•	changes in consumer and business spending, borrowing and savings habits;
•	reductions in deposit levels, which necessitate increased borrowings to fund loans and investments;
•	the geographic concentration of the Company’s loan portfolio and deposit base;
•	losses due to the fraudulent or negligent conduct of third parties, including the Company’s service providers, customers and employees;

•	cybersecurity risks could adversely affect the Company’s business, financial performance or reputation and could result in financial liability for losses incurred by customers or others due to data breaches or other compromise of the Company’s information security systems;
•	higher-than-expected costs are incurred relating to information technology or difficulties arise in implementing technological enhancements;
•	management’s risk management measures may not be completely effective;
•	changes in the United States monetary and fiscal policies, including the interest rate policies of the FRB and its regulation of the money supply;
•	adverse changes in the credit rating of U.S. government debt;
•	the planned phase out of three month LIBOR by June 30, 2023, which could adversely affect the Company’s interest costs in future periods on its $12,887,000 in principal amount of Junior Subordinated Debentures due December 12, 2037, which currently bear interest at a variable rate, adjusted quarterly, equal to 3-month LIBOR, plus 2.85%;
•	continuing the effects of COVID-19 and emerging variants of the virus on our Company, the communities where we have branches and loan production offices, the State of Vermont and the national and global economies and overall stability of the financial markets;
•	the continuing effects of government and regulatory responses to the COVID-19 pandemic;
•	operational and internal system failures due to changes in normal business practices, including remote working for Company staff;
•	increased cybercrime and payment system risk due to increase usage by customers of online and other remote banking channels;
•	the impact of inflation on the Company’s customers and on its financial results and performance; and
•	the ongoing challenges to find qualified workers to maintain a stable workforce.

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

OVERVIEW

The Company’s consolidated assets on March 31, 2022 were $1,005,190,870 compared to $1,019,105,799 at December 31, 2021, a decrease of 1.4%. Significant changes in the asset base were a decrease of $25.9 million, or 23.5%, in cash and cash equivalents, which was partially offset by an increase in net loans of $6.4 million, or 0.9%, and an increase in the available for sale investment portfolio of $3.4 million. The decrease in cash also reflects deposit runoff, primarily in business and municipal accounts, in the first quarter. The increase in the loan portfolio was primarily attributable to an increase of $7.8 million in commercial & industrial loans and $6.1 million in CRE loans, which was partially offset by a $7.0 million decrease in PPP loan balances.

Total deposits on March 31, 2022 were $877,300,445 compared to $879,399,953 on December 31, 2021, a decrease of $2.1 million, or 0.2%, reflecting the combined effect of decreases in core deposits (demand deposit accounts, non-interest bearing) of $5.8 million, or 2.8%, and a decrease in interest-bearing transaction accounts of $7.1 million, or 2.7%, partially offset by an increase in money market funds totaling $1.0 million, or 0.8%, and an increase in savings accounts of $9.6 million, or 5.7%.

Consolidated net income for the first three months of 2022 decreased $620,159, or 20.5% compared to the same period in 2021. A $927,248 decrease in the amortization of PPP loan processing fees from the SBA was partially offset by an increase of $407,954 in investment income from the Company’s debt securities portfolio and adjustments to interest income totaling $177,000, which is primarily from loans coming out of non-accrual status. Also contributing to the offset was a decrease of $54,257 in interest expense on savings and money market deposits, and a decrease of $103,849 in interest expense from time deposits. These changes and other significant changes are discussed in the appropriate income sections of this MD&A.

Total interest income decreased $365,364, or 4.2%, year over year, due to the changes discussed in the previous paragraph related to PPP loan processing fees and investment and loan income. The investment portfolio has increased considerably year over year accounting for the increase in investment income. The amortization of the SBA PPP fees was $295,769 for the first three months of 2022, compared to $1.2 million for the same period in 2021. Those processing fees represented 73.2% and 92.9%, respectively, of the total of fees on loans of $404,326 for the first three months of 2022, and $1.3 million for the first three months of 2021.

Total interest expense decreased $161,106, or 18.9%, for the first three months of 2022 compared to the same period in 2021. A decrease in time deposits year over year is a contributing factor to the decrease in interest expense, as well as the prolonged low interest rate environment that prevailed throughout 2021 and most of the first quarter of 2022. Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section for more information on the impact that the actions of the FRB’s FOMC in regulating interest rates, and changes in the yield curve could have on net interest income.

The provision for loan losses for the first quarter of 2022 was $862,500 compared to $267,497 for the same quarter of 2021, resulting in an increase of $595,003, or 222.4%, between periods. This increase to the provision was driven primarily by a write-down on a non-performing CRE loan totaling $667,474 during March 2022. Please refer to the ALL and provisions discussion in the Credit Risk section for more information.

Equity capital decreased to $77.4 million, with a book value per share of $14.08 as of March 31, 2022, compared to equity capital of $84.8 million and a book value of $15.48 as of December 31, 2021. This decrease in equity is directly related to the increase of unrealized losses in the investment portfolio, reflecting rising bond rates, which resulted in an increase of $8,744,637, net of tax, in the accumulated other comprehensive loss in the shareholders’ equity portion of the balance sheet. This position is considered temporary and does not impact the Company’s regulatory capital ratios.

On March 16, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per common share, payable on May 1, 2022 to shareholders of record on April 15, 2022.

As of March 31, 2022, all of the Company’s capital ratios, and those of our subsidiary Bank, were in excess of applicable regulatory requirements. While we believe that we have sufficient capital to withstand an economic downturn from any headwinds related to inflation or recessionary periods, should one occur, our equity capital and regulatory capital ratios could be adversely impacted, including as a result of credit losses and other adverse impacts of the pandemic or government monetary policy.

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

These policies are described in the Company’s 2021 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. There were no material changes during the first three months of 2022 in the Company’s critical accounting policies.

RESULTS OF OPERATIONS

Net income for the first three months of 2022 was $2,405,542 or $0.44 per common share, compared to $3,025,701 or $0.57 per common share for the same period of 2021. Core earnings (NII) for the first three months of 2022 were $7.6 million compared to $7.8 million for the same period in 2021. As noted in the Overview, the decrease year over year is attributable to a decrease in the amortization of fees from administering PPP loans. Over the past year, the portfolio of PPP loans has decreased, as these loans are forgiven and paid in full by the SBA. The PPP loan portfolio balance decreased from $92.6 million at the end of February 2021 to $12.2 million at December 31, 2021 and then to $5.1 million as of March 31, 2022. As these loans are paid in full, the unamortized fees are taken to income, resulting in a decrease in income year over year. Interest paid on deposits, which is the major component of total interest expense, decreased $153,284, or 21.7% in 2022, driven in part by a decrease in time deposits.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders’ equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following tables show these ratios annualized, as well as other equity ratios, for the comparison periods presented.

	Three Months Ended March 31,
	2022	2021
Return on average assets	0.97%	1.33%
Return on average equity	11.76%	15.75%
Dividend payout ratio (1)	52.27%	38.60%
Average equity to average assets	8.24%	8.48%

(1)	Dividends declared per common share divided by earnings per common share.

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

The Company’s tax-exempt interest income of $236,043 and $258,761 for the three months ended March 31, 2022 and 2021, respectively, was derived from loans to local municipalities of $48.7 million and $52.2 million, and tax-exempt municipal investments of $2.2 million and $0, at March 31, 2022 and 2021, respectively.

The following tables show the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

	Three Months Ended March 31,
	2022	2021

Net interest income as presented	$7,558,230	$7,762,488
Effect of tax-exempt income	62,745	68,785
Net interest income, tax equivalent	$7,620,975	$7,831,273

The following tables present the daily average interest-earning assets and the daily average interest-bearing liabilities supporting earning assets for the respective comparison periods. Interest income (excluding interest on non-accrual loans) is expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended March 31,
		2022			2021
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$693,001,033	$7,547,035	4.42%	$720,584,311	$8,322,081	4.68%
Taxable investment securities	185,794,633	656,277	1.43%	71,633,125	265,112	1.50%
Tax-exempt investment securities	2,232,280	13,859	2.52%	0	0	0.00%
Sweep and interest-earning accounts	69,778,429	80,660	0.47%	79,995,338	87,883	0.45%
Other investments (2)	1,779,400	16,460	3.75%	1,833,550	10,619	2.35%
Total	$952,585,775	$8,314,291	3.54%	$874,046,324	$8,685,695	4.03%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$258,739,985	$160,078	0.25%	$214,680,380	$146,518	0.28%
Money market funds	130,743,524	127,680	0.40%	120,918,163	168,105	0.56%
Savings deposits	173,158,450	23,440	0.05%	144,612,956	37,273	0.10%
Time deposits	106,635,720	240,761	0.92%	111,327,106	353,348	1.29%
Borrowed funds	1,301,144	2	0.00%	2,530,789	12	0.00%
Repurchase agreements	28,847,413	21,040	0.30%	37,312,342	35,442	0.39%
Finance lease obligations	3,823,091	21,963	2.30%	1,679,688	14,929	3.56%
Junior subordinated debentures	12,887,000	98,352	3.10%	12,887,000	98,795	3.11%
Total	$716,136,327	$693,316	0.39%	$645,948,424	$854,422	0.54%

Net interest income		$7,620,975			$7,831,273
Net interest spread (3)			3.15%			3.49%
Net interest margin (4)			3.24%			3.63%

(1)

Included in gross loans are non-accrual loans with average balances of $5,736,827 and $4,087,346 for the three months ended March 31, 2022 and 2021, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $49,022,025 and $52,232,117 for the three months ended March 31, 2022 and 2021, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $714,250 and $768,400, respectively, with a dividend rate of approximately 2.66% and 1.54%, respectively, for the three months ended March 31, 2022 and 2021, respectively.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three-month period ended March 31, 2022 increased 9.0% compared to the three-month period ended March 31, 2021. The average yield on interest-earning assets decreased 49 basis points for 2022 versus 2021.

The average volume of loans decreased 3.8% for the first three months of 2022 versus the same period in 2021, and the average yield on loans decreased 26 basis points to 4.42% for 2022 compared to 4.68% for 2021. The decrease in the yield in 2022 was due primarily to the decrease in PPP fees year over year as discussed in the Overview. The decrease in the average volume of loans is attributable to the forgiveness and payoff of PPP loans by the SBA between periods. Interest earned on the loan portfolio as a percentage of total interest income decreased to 90.8% for the first three months of 2022, compared to 95.8% for the same period in 2021.

The average volume of the taxable investment portfolio (classified as AFS) increased 159.4% for the three-month period ended March 31, 2022 compared the same period last year, while the average yield decreased seven basis points. The increase in average volume is due primarily to management’s effort to continue to grow the investment portfolio incrementally as the balance sheet grows in order to provide additional liquidity and pledge quality assets.

The average volume of the tax-exempt investment portfolio (classified as AFS) for the three-month period ended March 31, 2022 was $2.2 million, with a tax equivalent yield of 2.52%. The Company began investing in these tax-exempt bonds during December 2021.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest-bearing account at the FRBB, decreased 12.8% for the three-month ended March 31, 2022 compared to the same period in 2021. This decrease in volume is attributable to a need to fund investment and loan growth and also to a decrease in customer deposit accounts. The average yield on these funds increased two basis points during the first three months of 2022 versus the same period in 2021.

The average volume of interest-bearing liabilities for the three-month period ended March 31, 2022 increased 10.9% compared to the same period in 2021. The average rate paid on interest-bearing liabilities decreased 15 basis points during 2022 compared to 2021. Although year to date volume shows an overall decrease in deposit accounts, most of the funds deposited through PPP loan proceeds and stimulus funds remained on deposit throughout 2021.

The average volume of interest-bearing transaction accounts increased 20.5% during the three-month period ended March 31, 2022 compared to the same period of 2021, reflecting strong deposit growth throughout 2021. The average rate paid on these accounts decreased three basis points between comparison periods.

The average volume of money market accounts increased 8.1% during the three-month period ended March 31, 2022 compared to the same period of 2021, while the average rate paid on these deposits decreased 16 basis points.

The average volume of savings accounts increased 19.7% for the three-month period ended March 31, 2022 compared to the same period in 2021, while the average rate paid on these accounts decreased five basis points.

The average volume of time deposits decreased 4.2% during the three-month period ended March 31, 2022 compared to the same period in 2021, and the average rate paid decreased 37 basis points. Interest paid on time deposits as a percentage of total interest expense was 34.7% and 41.4%, respectively for the three-month periods ended March 31, 2022 and 2021. The decrease in the average volume of time deposits between periods reflects the maturity of brokered deposits in January and April of 2021 that had not been replaced as of March 31, 2022. Management still considers the brokered deposit market to be a beneficial source of funding to help smooth out the fluctuations in core deposit balances without the need to disrupt deposit pricing in the Company’s local markets. These funds can be obtained relatively quickly on an as-needed basis, making them a valuable alternative to traditional term borrowings from the FHLBB. Refer to the “Liquidity and Capital Resources” section for more discussion on this topic.

The average volume of borrowed funds decreased $1.2 million, or 48.6% for the three-month period ended March 31, 2022 compared to the same period in 2021 and, for both periods, consisted of only JNE funds at zero percent interest.

The average volume of repurchase agreements decreased 22.7% for the three-month period ended March 31, 2022 compared to the same period in 2021 and the average rate paid decreased nine basis points.

In summary, between the three-month periods ended March 31, 2022 and 2021, the average yield on interest-earning assets decreased 49 basis points and the average rate paid on interest-bearing liabilities decreased 15 basis points. Net interest spread decreased 34 basis points for the three-month period of 2022 versus 2021 and net interest margin decreased 39 basis points between periods.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the interim periods presented for 2022 and 2021 resulting from volume changes in daily average assets and daily average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended March 31,
	Variance	Variance
	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance

Average Interest-Earning Assets

Loans	$(474,426)	$(300,620)	$(775,046)
Taxable investment securities	(31,076)	422,241	391,165
Tax-exempt investment securities	13,859	0	13,859
Sweep and interest-earning accounts	4,617	(11,840)	(7,223)
Other investments	6,342	(501)	5,841
Total	$(480,684)	$109,280	$(371,404)

Average Interest-Bearing Liabilities

Interest-bearing transaction accounts	$(16,859)	$30,419	$13,560
Money market funds	(53,992)	13,567	(40,425)
Savings deposits	(20,872)	7,039	(13,833)
Time deposits	(101,945)	(10,642)	(112,587)
Borrowed funds	(10)	0	(10)
Repurchase agreements	(8,140)	(6,262)	(14,402)
Finance lease obligations	(11,781)	18,815	7,034
Junior subordinated debentures	(443)	0	(443)
Total	$(214,042)	$52,936	$(161,106)

Changes in net interest income	$(266,642)	$56,344	$(210,298)

(1)	Items which have shown a year-to-year increase in volume have variances allocated as follows:
Variance due to rate = Change in rate x new volume
Variance due to volume = Change in volume x old rate
Items which have shown a year-to-year decrease in volume have variances allocated as follows:
Variance due to rate = Change in rate x old volume
Variances due to volume = Change in volume x new rate

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended
	March 31,		Change
	2022	2021	Income	Percent

Service fees	$862,887	$788,623	$74,264	9.42%
Income from sold loans	203,842	185,006	18,836	10.18%
Other income from loans	271,260	183,274	87,986	48.01%
Other income
Income from CFS Partners	225,870	306,986	(81,116)	-26.42%
Other miscellaneous income	122,570	108,342	14,228	13.13%
Total non-interest income	$1,686,429	$1,572,231	$114,198	7.26%

Total non-interest income increased $114,198, or 7.3%, for the first three months of 2022 compared to the same period in 2021, with significant changes noted in the following:

•	The increase in service fees during the comparison period is mostly due to an increase in interchange income of $21,686, or 5% and overdraft charges of $53,280, or 29.3%, year over year.

•	The increase in income from sold loans is due to a higher volume of loans sold into the secondary market during the first three months of 2022 versus 2021.

•	An increase in CRE loan volume in 2022 resulted in a significant increase in documentation fees collected at origination, accounting for the increase in other income from loans when comparing the two periods.

•	Income from CFS Partners decreased between periods due in part to the impact of mark-to-market adjustments to CFS Partners equity portfolio during the first two months of 2022. The capital markets rebounded during March, but not enough to offset the decrease during the first two months.

•	Included in Other miscellaneous income for the first three months of 2022 is income totaling $23,400 associated with a renegotiated contract with the Company’s check printing vendor.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended
	March 31,		Change
	2022	2021	Expense	Percent

Salaries and wages	$2,040,000	$1,975,003	$64,997	3.29%
Employee benefits	772,052	831,210	(59,158)	-7.12%
Occupancy expenses, net	753,364	744,720	8,644	1.16%
Other expenses
Directors Fees	143,857	129,104	14,753	11.43%
Telephone expense	34,571	32,125	2,446	7.61%
Audit fees	100,728	89,232	11,496	12.88%
Consultant services	64,887	78,789	(13,902)	-17.64%
FDIC insurance	89,984	82,857	7,127	8.60%
Collection & non-accruing loan expense	36,000	11,600	24,400	210.34%
ATM fees	140,890	128,946	11,944	9.26%
Electronic banking expense	67,578	52,382	15,196	29.01%
State deposit tax	240,478	206,933	33,545	16.21%
Other miscellaneous expenses	969,199	1,002,150	(32,951)	-3.29%
Total non-interest expense	$5,453,588	$5,365,051	$88,537	1.65%

Total non-interest expense increased $88,537, or 1.7%, for the first three months of 2022 compared to the same period in 2021, with significant changes noted in the following:

•	The increase in salaries and wages is due to normal salary increases.

•	The decrease in employee benefits in was attributable to a decrease in health insurance claims year over year.

•	The increase in directors’ fees is attributable to a change to the Director’s fee schedule as well as an additional Director for 2022 whose quarterly compensation totaled $10,056.

•	Telephone expense increased due to a one-time fee charged in February 2022.

•	An increase was budgeted for audit fees in anticipation of increased audit services due to the Company surpassing the $1.0 billion asset size.

•	The decrease in consultant services year over year is attributable in part to recruitment of a senior management position in 2021.

•	FDIC insurance increased due primarily to an increase in assets as well as an increase in the assessment multiplier year over year.

•	Collection & non-accruing loan expense is higher year over year due to expenses associated with a commercial property in the Company’s non-accruing loan portfolio.

•	ATM fees increased due to the ongoing cost to support the upgraded and enhanced technology utilized for deposit automation. The use of deposit automation replaces a manual process for required monitoring of cash deposits as well as providing fraud detection measures at ATMs.

•	State deposit tax increased year over year due primarily to the increase in deposits throughout 2021. The calculation is based on an average of month-end deposit totals over a 12 month period.

•	The components of other miscellaneous expense are made up of several categories including outsourcing expense and service contracts – administration, but none with changes year over year greater than 5%.

APPLICABLE INCOME TAXES

The provision for income taxes decreased $153,441, or 22.7%, for the first three months of 2022 compared to the same period in 2021 and is proportional to the decrease in income before income taxes totaling $773,600 year over year. Tax credits related to limited partnership investments amounted to $96,237 and $117,015, respectively, for the first three months of 2022 and 2021.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $67,092 and $90,762, respectively, for the first three months of 2022 and 2021. These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 7% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company’s major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the balance sheet dates:

	March 31, 2022		December 31, 2021
Assets
Loans	$696,293,182	69.27%	$689,988,533	67.71%
AFS securities	185,755,566	18.48%	182,342,459	17.89%

Liabilities
Demand deposits	203,661,459	20.26%	209,465,151	20.55%
Interest-bearing transaction accounts	258,401,561	25.71%	265,513,937	26.05%
Money market funds	130,731,075	13.01%	129,728,954	12.73%
Savings deposits	177,994,875	17.71%	168,390,905	16.52%
Time deposits	106,511,475	10.60%	106,301,006	10.43%
Long-term advances	1,300,000	0.13%	1,300,000	0.13%

The following table reflects the changes in the composition of the Company’s major categories of assets and liabilities between the balance sheet dates, as disclosed in the table above:

	Change in Volume	Percentage Change
Assets
Loans	$6,304,649	0.91%
AFS securities	3,413,107	1.87%

Liabilities
Demand deposits	(5,803,692)	-2.77%
Interest-bearing transaction accounts	(7,112,376)	-2.68%
Money market funds	1,002,121	0.77%
Savings deposits	9,603,970	5.70%
Time deposits	210,469	0.20%

The increase in the loan portfolio during the first three months of 2022 was attributable to increases totaling $13.9 million in commercial & industrial and CRE loans, which was partially offset by payoffs of certain PPP loans through SBA’s forgiveness program totaling $7.0 million. The SBA PPP program ended during the second quarter of 2021, so this portfolio will continue to decrease throughout the remainder of 2022 either through pay downs or payoffs initiated on behalf of SBA’s forgiveness program, or by regular amortization as borrowers begin to make scheduled monthly payments.

The increase in the securities AFS portfolio is attributable to the purchase of $19.1 million in securities AFS during the first three months of 2022, consisting of $7.2 million in US Treasuries, $3.8 million in Tax-exempt municipal bonds, and $8.1 million in MBS. These purchases were reduced in part by maturities and calls exercised amounting to $291,500, as well as principal payments on MBS totaling $4.2 million, and by an increase of $11.1 million in unrealized losses arising during the first quarter of 2022 and reflected in OCI. In management’s view, the size of the securities AFS portfolio is appropriate and proportional to the overall asset base, as this portfolio serves an important role in the Company’s liquidity position.

Most of the fluctuation in demand deposits is due to a decrease during the first quarter of 2022 in business checking accounts of $7.1 million, or 4.4%, which the Company believes primarily reflects the outflow of funds as customers are starting to spend some of the funds generated through the PPP loans. The decrease in interest-bearing transaction accounts consists of a decrease of $10.8 million, or 25.7%, in municipal deposit accounts, as well as a decrease of $6.1 million, or 8.6%, in ICS deposit accounts, which was partially offset by an increase of $8.1 million, or 7.0%, in consumer interest-bearing transaction accounts. The increase in savings deposits of $9.6 million, or 5.7%, is likely attributable in part to parked funds as customers await more favorable rates for time deposits, as well as deposits of stimulus payments and tax credits from the U.S. Government.

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, thereby impacting NII, the primary component of the Company’s earnings. Fluctuations in interest rates can also have an impact on liquidity. The ALCO uses an outside consultant to perform rate shock simulations to the Company’s net interest income, as well as a variety of other analyses. It is the ALCO’s function to provide the assumptions used in the modeling process. Assumptions used in prior period simulation models are regularly tested by comparing projected NII with actual NII. The ALCO utilizes the results of the simulation model to quantify the estimated exposure of NII and liquidity to sustained interest rate changes. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company’s balance sheet. The model also simulates the balance sheet’s sensitivity to a prolonged flat rate environment. All rate scenarios are simulated assuming a parallel shift of the yield curve; however further simulations are performed utilizing non-parallel changes in the yield curve. The results of this sensitivity analysis are compared to the ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 bp shift upward and a 100 bp shift downward in interest rates.

Under the Company’s interest rate sensitivity modeling, with the continued asset sensitive balance sheet, in a rising rate environment NII is expected to trend upward as the short-term asset base (cash and adjustable rate loans) quickly cycle upward while the retail funding base (deposits) lags the market. If rates paid on deposits have to be increased more and/or more quickly than projected due to competitive pressures, the expected benefit to rising rates would be reduced. In a falling rate environment, NII is expected to trend slightly downward compared with the current rate environment scenario for the first year of the simulation as asset yield erosion is not fully offset by decreasing funding costs. Thereafter, net interest income is projected to experience sustained downward pressure as funding costs reach their assumed floors and asset yields continue to reprice into the lower rate environment. Management expects that the rising rate environment will have a positive impact to the Company’s NII in 2022.

The following table summarizes the estimated impact on the Company’s NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning March 31, 2022:

Rate Change	Percent Change in NII

Down 100 bps	-1.2%
Up 200 bps	0.9%

The estimated amounts shown in the table are within the ALCO Policy limits. However, those amounts do not represent a forecast and should not be relied upon as indicative of future results. The ALCO model also provides alternate scenarios including a sustained flat, or inverted yield curve. While assumptions used in the ALCO process, including the interest rate simulation analyses, are developed based upon current economic and local market conditions, and expected future conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. As the market rates continue to increase, the impact of a falling rate environment is more pronounced, and the possibility more plausible than during the last several years of near zero short rates.

As of March 31, 2022, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear a quarterly floating rate of interest equal to the 3-month London Interbank Offered Rate (LIBOR), plus 2.85%. During 2017, the Financial Conduct Authority (FCA) in the United Kingdom that administers LIBOR announced that LIBOR will be phased out, with an expected target date of December 31, 2021 for the phase out. On March 5, 2021, the FCA announced firm target dates for the phase out of various LIBOR settings, including a phase out date of June 30, 2023 for 3-month LIBOR for U.S. dollar deposits. Under the terms of the Indenture, if 3-month LIBOR is not available, the Trustee may obtain substitute quotations from four leading banks in the London interbank market for their offered rate to prime banks in the London market for U.S. dollar deposits having a three month maturity; if at least two such quotations are provided, the quarterly rate on the Debentures will be the arithmetic mean of such quotations. If fewer than two such quotations are received, the Trustee will request substitute quotations from four major New York City banks for their offered rate to leading European banks for loans in U.S. dollars; if at least two such quotations are provided, the quarterly rate on the Debentures will be the arithmetic mean of such quotations. The Debenture Trustee has not yet informed the Company as to how it intends to proceed. Aside from the Debentures, the Company does not have any other exposures to the phase out of LIBOR. The Company has not generally utilized LIBOR as an interest rate benchmark for its variable rate commercial, residential or other loans and does not utilize derivatives or other financial instruments tied to LIBOR for hedging or investment purposes. Accordingly, management expects that the Company’s exposure to the phase out of LIBOR will be limited to the effect on the interest rate paid on its Debentures, but cannot predict the magnitude of the impact on the Company’s interest expense at this time.

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

Residential mortgages represented 30.8% of the Company’s loan balances as of March 31, 2022, compared to 31.3% at December 31, 2021, a level that has historically been on a gradual annual decline in recent years, consistent with the Company’s strategic shift to commercial lending. The Company maintains a residential mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-values exceeding 80% are generally covered by PMI. A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. As of March 31, 2022, junior lien home equity products made up 17.6% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

Consistent with the strategic focus on commercial lending, the commercial & industrial and CRE loan portfolios have seen solid growth over recent years. Commercial & industrial and CRE loans together comprised 68.7% of the Company’s loan portfolio at March 31, 2022, compared to 68.1% at December 31, 2021. Those percentages included the Company’s portfolio of PPP loans, which have been steadily decreasing, and totaled $5.1 million at March 31, 2022, compared to $12.2 million at December 31, 2021.

Growth in the CRE portfolio in recent years has been principally driven by new loan volume in Chittenden County and northern Windsor County around the White River Junction, I91-I93 interchange area. Credits in the Chittenden County market are being managed by two commercial lenders out of the Company’s Burlington loan production office that know the area well, while Windsor County is being served by a commercial lender from the St. Johnsbury office with previous lending experience serving the greater White River Junction area. The Company has a loan production office in Lebanon, New Hampshire to provide a presence in the greater White River Junction area including Grafton County, New Hampshire. Larger transactions continue to be centrally underwritten and monitored through the Company’s commercial credit department. The types of CRE transactions driving the growth have been a mix of construction, land and development, multifamily, and other non-owner occupied CRE properties including hotels, retail, office, and industrial properties. The largest components of the $308.3 million CRE portfolio at March 31, 2022 were $105.6 million in owner-occupied CRE and $110.0 million in non-owner occupied CRE.

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD. At March 31, 2022, the Company had $36.8 million in guaranteed loans with guaranteed balances of $28.8 million, compared to $42.9 million in guaranteed loans with guaranteed balances of $35.4 million at December 31, 2021. PPP loans are included in these totals, all of which carry a 100% guarantee through the SBA, subject to borrower eligibility requirements.

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

The Company’s TDRs that were past due 90 days or more or in non-accrual status as of the dates presented:

	March 31, 2022		December 31, 2021
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial & industrial	5	$58,448	6	$71,128
Commercial real estate	5	2,968,472	5	3,642,073
Residential real estate - 1st lien	13	1,239,113	12	977,961
Residential real estate - Jr lien	1	40,263	1	41,901
Total	24	$4,306,296	24	$4,733,063

The remaining TDRs were performing in accordance with their modified terms as of the dates presented and consisted of the following:

	March 31, 2022		December 31, 2021
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial real estate	1	$9,496	2	$41,228
Residential real estate - 1st lien	31	2,460,459	31	2,473,767
Residential real estate - Jr lien	1	3,213	1	3,537
Total	33	$2,473,168	34	$2,518,532

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

The following table summarizes the Company’s credit risk ratios for the balance sheet dates presented:

	March 31,	December 31,
	2022	2021

ALL to total loans outstanding	1.13%	1.12%
ALL	$7,890,648	$7,710,256
Loans outstanding	$696,293,182	$689,988,533

Non-accruing loans to loans outstanding	0.78%	0.86%
Non-accruing loans	$5,414,963	$5,940,629
Loans outstanding	$696,293,182	$689,988,533

ALL to non-accruing loans	145.72%	129.79%
ALL	$7,890,648	$7,710,256
Non-accruing loans	$5,414,963	$5,940,629

The provision for loan losses for the first quarter ended March 31, 2022 was $862,500, compared to $267,497 for the same period in 2021. The $595,003 year over year increase was driven primarily by a write-down on a single non-performing loan, which is in foreclosure, totaling $667,474.

The first quarter ALL analysis indicates that the reserve balance of $7.9 million at March 31, 2022 is sufficient to cover losses that are probable and estimable as of the measurement date, with an unallocated reserve of $90,276. Management believes the reserve balance continues to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite. The portion of the ALL termed “unallocated” is established to absorb inherent losses that exist as of the measurement date although not specifically identified through management’s process for estimating credit losses. While the ALL is described as consisting of separate allocated portions, the entire ALL is available to support loan losses, regardless of category. Due to the charge off activity during the first quarter of 2022, the unallocated reserves are lower than historical levels. It is expected that the provision would be increased in future periods, if loan growth or additional charge-offs warrants an increase. The adequacy of the ALL is reviewed quarterly by the risk management committee of the Board and then presented to the full Board for approval.

Net charge-offs during the period to average loan outstanding were as follows:

For the Three Months Ended March 31,	2022	2021

Commercial & industrial	-0.01%	-0.01%
Net charge-off during the period	$(17,650)	$(14,086)
Average amount outstanding	$120,804,935	$177,158,060

Commercial real estate	-0.22%	0.00%
Net (charge-off) recovery during the period	$(667,474)	$7,000
Average amount outstanding	$304,057,825	$280,029,141

Municipal	0.00%	0.00%
Net charge-off during the period	$0	$0
Average amount outstanding	$49,022,024	$52,232,117

Residential real estate - 1st lien	0.00%	0.00%
Net recovery during the period	$1,210	$1,567
Average amount outstanding	$182,305,338	$170,036,028

Residential real estate - Jr lien	0.01%	0.00%
Net recovery during the period	$2,276	$528
Average amount outstanding	$33,230,645	$37,317,509

Consumer	-0.01%	-0.07%
Net charge-off during the period	$(470)	$(2,703)
Average amount outstanding	$3,580,266	$3,811,456

Total loans	-0.10%	0.00%
Net charge-off during the period	$(682,108)	$(7,694)
Average amount outstanding	$693,001,033	$720,584,311

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first three months of 2022, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the CDARS program provide an alternative funding source when needed. At March 31, 2022 and December 31, 2021, the Company had no one-way CDARS outstanding. In addition, two-way (reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other participating FDIC-insured financial institutions. At March 31, 2022 and December 31, 2021, the Company reported $3.6 million in reciprocal CDARS deposits. The balance in ICS reciprocal money market deposits was $17.2 million at March 31, 2022, compared to $15.3 million at December 31, 2021, and the balance in ICS reciprocal demand deposits as of those dates was $64.6 million and $70.8 million, respectively.

The Company had two blocks of DTC Brokered CDs totaling $2.3 million and $1.4 million with maturities in January, 2021 and April, 2021, respectively. These blocks were not replaced, leaving no DTC Brokered CDs outstanding at December 31, 2021 or March 31, 2022. Although wholesale deposit funding through DTC is an important supplemental source of liquidity that has proven efficient, flexible and cost-effective when compared with other borrowing methods, the growth in deposits during 2021 has reduced the Company’s need for supplementary funding sources in the near term.

At March 31, 2022 and December 31, 2021, borrowing capacity of $95.3 million and $100.2 million, respectively, was available through the FHLBB, secured by the Company’s qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits. The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods. Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $65.1 million and $52.3 million, respectively, at March 31, 2022 and December 31, 2021. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 40 bps. The Company had no outstanding advances through this facility at March 31, 2022 or December 31, 2021.

The following table reflects the Company’s outstanding FHLBB and FRBB advances against the respective lines as of the dates indicated:

	March 31,	December 31,
	2022	2021
Long-Term Advances(1)
FHLBB term advance, 0.00%, due September 22, 2023	$200,000	$200,000
FHLBB term advance, 0.00%, due November 12, 2025	300,000	300,000
FHLBB term advance, 0.00%, due November 13, 2028	800,000	800,000
	$1,300,000	$1,300,000

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

The Company has unsecured lines of credit with two correspondent banks with aggregate available borrowing capacity totaling $20.5 million as of the balance sheet dates presented in this quarterly report. The Company had no outstanding advances against these credit lines as of the balance sheet dates presented.

The following table illustrates the changes in shareholders’ equity from December 31, 2021 to March 31, 2022:

Balance at December 31, 2021 (book value $15.48 per common share)	$84,760,268
Net income	2,405,542
Issuance of common stock through the DRIP	272,683
Dividends declared on common stock	(1,236,880)
Dividends declared on preferred stock	(12,188)
Change in AOCI on AFS securities, net of tax	(8,744,637)
Balance at March 31, 2022 (book value $14.08 per common share)	$77,444,788

The primary objective of the Company’s capital planning process is to balance appropriately the retention of capital to support operations and future growth, with the goal of providing shareholders an attractive return on their investment. To that end, management monitors capital retention and dividend policies on an ongoing basis.

As described in more detail in Note 23 to the audited consolidated financial statements contained in the Company’s 2021 Annual Report on Form 10-K and under the caption “LIQUIDITY AND CAPITAL RESOURCES” in the MD&A section of that report, the Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies pursuant to which they must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of March 31, 2022, the Bank was considered well capitalized under the standard regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy. While we believe that the Company has sufficient capital to withstand an extended economic downturn in the wake of the COVID-19 pandemic, our regulatory capital ratios could be adversely impacted by future credit losses and other operational impacts related to COVID-19 or emerging variants of the virus.

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
	(Dollars in Thousands)
March 31, 2022
Common equity tier 1 capital
(to risk-weighted assets)
Company	$88,669	14.06%	$28,388	4.50%	$44,159	7.00%	N/A	N/A
Bank	$88,070	13.97%	$28,369	4.50%	$44,129	7.00%	$40,977	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$88,669	14.06%	$37,851	6.00%	$53,622	8.50%	N/A	N/A
Bank	$88,070	13.97%	$37,825	6.00%	$53,585	8.50%	$50,433	8.00%
Total capital (to risk-weighted assets)
Company	$96,556	15.31%	$50,468	8.00%	$66,239	10.50%	N/A	N/A
Bank	$95,952	15.22%	$50,433	8.00%	$66,194	10.50%	$63,042	10.00%
Tier 1 capital (to average assets)
Company	$88,669	8.88%	$39,952	4.00%	N/A	N/A	N/A	N/A
Bank	$88,070	8.82%	$39,935	4.00%	N/A	N/A	$49,919	5.00%

December 31, 2021:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$87,240	14.25%	$27,548	4.50%	$42,853	7.00%	N/A	N/A
Bank	$86,654	14.17%	$27,522	4.50%	$42,812	7.00%	$39,754	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$87,240	14.25%	$36,731	6.00%	$52,036	8.50%	N/A	N/A
Bank	$86,654	14.17%	$36,696	6.00%	$51,986	8.50%	$48,928	8.00%
Total capital (to risk-weighted assets)
Company	$94,894	15.50%	$48,975	8.00%	$64,279	10.50%	N/A	N/A
Bank	$94,301	15.42%	$48,928	8.00%	$64,218	10.50%	$61,160	10.00%
Tier 1 capital (to average assets)
Company	$87,240	8.79%	$39,719	4.00%	N/A	N/A	N/A	N/A
Bank	$86,654	8.73%	$39,698	4.00%	N/A	N/A	$49,622	5.00%

(1)	Conservation Buffer is calculated based on risk-weighted assets and does not apply to calculations of average assets.
(2)	Applicable to banks, but not bank holding companies.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). As of March 31, 2022, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of March 31, 2022 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to their business. Management does not expect that any such litigation will be material to the Company’s consolidated financial condition or results of operations.

ITEM 1A. Risk Factors

In management’s view, the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2021, represent the most significant risks to the Company’s future results of operations and financial condition as of March 31, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended March 31, 2022, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)	Per Share

January 1 - January 31	0	$0.00
February 1 - February 28	0	0.00
March 1 - March 31	4,244	$21.75
Total	4,244	$21.75

(1)

All 4,244 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of the Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month periods ended March 31, 2022 and 2021, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: May 13, 2022	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: May 13, 2022	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month interim periods ended March 31, 2022 and 2021, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

Exhibit 104	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

