Form 10-Q
period 2022-06-30
COMMUNITY BANCORP /VT
filed 2022-08-12
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

At August 02, 2022, there were 5,405,163 shares outstanding of the Corporation's common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	June 30,	December 31,
Consolidated Balance Sheets	2022	2021
	(Unaudited)

Assets
Cash and due from banks	$14,067,456	$17,839,374
Federal funds sold and overnight deposits	53,000,170	92,519,552
Total cash and cash equivalents	67,067,626	110,358,926
Securities available-for-sale	188,793,844	182,342,459
Restricted equity securities, at cost	1,390,950	1,434,450
Loans held-for-sale	821,500	339,000
Loans	702,928,547	689,988,533
Allowance for loan losses	(8,232,773)	(7,710,256)
Deferred net loan cost (fees)	405,539	(37,972)
Net loans	695,101,313	682,240,305
Bank premises and equipment, net	13,266,026	13,767,328
Accrued interest receivable	2,650,739	2,400,560
Bank owned life insurance	5,113,467	5,073,228
Goodwill	11,574,269	11,574,269
Other assets	13,662,844	9,575,274
Total assets	$999,442,578	$1,019,105,799

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$202,409,216	$209,465,151
Interest-bearing transaction accounts	258,462,274	265,513,937
Money market funds	122,432,630	129,728,954
Savings	183,135,690	168,390,905
Time deposits, $250,000 and over	16,076,446	17,463,871
Other time deposits	89,392,386	88,837,135
Total deposits	871,908,642	879,399,953
Borrowed funds	1,300,000	1,300,000
Repurchase agreements	31,234,811	32,609,875
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	8,133,446	8,148,703
Total liabilities	925,463,899	934,345,531

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 15 shares issued and outstanding at 06/30/22 and 12/31/21 ($100,000 liquidation value, per share)	1,500,000	1,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,615,397 shares issued at 06/30/22 and 5,587,939 shares issued at 12/31/21	14,038,493	13,969,848
Additional paid-in capital	35,847,031	35,322,063
Retained earnings	40,682,558	37,758,105
Accumulated other comprehensive loss	(15,466,626)	(1,166,971)
Less: treasury stock, at cost; 210,101 shares at 06/30/22 and 12/31/21	(2,622,777)	(2,622,777)
Total shareholders' equity	73,978,679	84,760,268
Total liabilities and shareholders' equity	$999,442,578	$1,019,105,799

Book value per common share outstanding	$13.41	$15.48

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended June 30,
Consolidated Statements of Income	2022	2021
(Unaudited)

Interest income
Interest and fees on loans	$7,630,710	$7,888,423
Interest on taxable debt securities	736,407	293,731
Interest on tax-exempt debt securities	33,786	0
Dividends	16,632	14,981
Interest on federal funds sold and overnight deposits	169,965	80,006
Total interest income	8,587,500	8,277,141

Interest expense
Interest on deposits	585,458	631,093
Interest on borrowed funds	21,665	14,449
Interest on repurchase agreements	22,129	20,509
Interest on junior subordinated debentures	121,063	99,916
Total interest expense	750,315	765,967

Net interest income	7,837,185	7,511,174
Provision for loan losses	337,500	267,501
Net interest income after provision for loan losses	7,499,685	7,243,673

Non-interest income
Service fees	936,382	856,631
Income from sold loans	195,542	277,061
Other income from loans	322,913	246,716
Other income	179,459	388,127
Total non-interest income	1,634,296	1,768,535

Non-interest expense
Salaries and wages	2,034,000	1,944,999
Employee benefits	704,623	824,210
Occupancy expenses, net	673,177	652,202
Other expenses	2,022,664	1,847,985
Total non-interest expense	5,434,464	5,269,396

Income before income taxes	3,699,517	3,742,812
Income tax expense	678,365	696,406
Net income	$3,021,152	$3,046,406

Earnings per common share	$0.56	$0.57
Weighted average number of common shares used in computing earnings per share	5,396,060	5,338,502
Dividends declared per common share	$0.23	$0.22

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Six Months Ended June 30,
Consolidated Statements of Income	2022	2021
(Unaudited)

Interest income
Interest and fees on loans	$15,117,910	$16,141,719
Interest on taxable debt securities	1,392,684	558,844
Interest on tax-exempt debt securities	44,735	0
Dividends	33,092	25,600
Interest on federal funds sold and overnight deposits	250,625	167,888
Total interest income	16,839,046	16,894,051

Interest expense
Interest on deposits	1,137,418	1,336,337
Interest on borrowed funds	43,630	29,390
Interest on repurchase agreements	43,169	55,951
Interest on junior subordinated debentures	219,415	198,711
Total interest expense	1,443,632	1,620,389

Net interest income	15,395,414	15,273,662
Provision for loan losses	1,200,000	534,998
Net interest income after provision for loan losses	14,195,414	14,738,664

Non-interest income
Service fees	1,799,269	1,645,255
Income from sold loans	399,384	462,067
Other income from loans	594,174	429,989
Other income	527,899	803,455
Total non-interest income	3,320,726	3,340,766

Non-interest expense
Salaries and wages	4,074,000	3,920,002
Employee benefits	1,476,675	1,655,420
Occupancy expenses, net	1,426,541	1,396,922
Other expenses	3,910,836	3,662,103
Total non-interest expense	10,888,052	10,634,447

Income before income taxes	6,628,088	7,444,983
Income tax expense	1,201,394	1,372,876
Net income	$5,426,694	$6,072,107

Earnings per common share	$1.00	$1.13
Weighted average number of common shares used in computing earnings per share	5,389,406	5,330,497
Dividends declared per common share	$0.46	$0.44

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)	Three Months Ended June 30,
	2022	2021

Net income	$3,021,152	$3,046,406

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) gain on securities AFS arising during the period	(7,031,667)	620,812
Tax effect	1,476,649	(130,370)
Other comprehensive (loss) income, net of tax	(5,555,018)	490,442
Total comprehensive (loss) income	$(2,533,866)	$3,536,848

	Six Months Ended June 30,
	2022	2021

Net income	$5,426,694	$6,072,107

Other comprehensive loss, net of tax:
Unrealized holding loss on securities AFS arising during the period	(18,100,828)	(1,039,828)
Tax effect	3,801,173	218,365
Other comprehensive loss, net of tax	(14,299,655)	(821,463)
Total comprehensive (loss) income	$(8,872,961)	$5,250,644

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Six Months Ended June 30, 2022
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2022	$13,969,848	$1,500,000	$35,322,063	$37,758,105	$(1,166,971)	$(2,622,777)	$84,760,268

Issuance of common stock	35,597		237,086				272,683
Cash dividends declared
Common stock				(1,236,880)			(1,236,880)
Preferred stock				(12,188)			(12,188)
Comprehensive income
Net income				2,405,542			2,405,542
Other comprehensive loss					(8,744,637)		(8,744,637)
March 31, 2022	$14,005,445	$1,500,000	$35,559,149	$38,914,579	$(9,911,608)	$(2,622,777)	$77,444,788

Issuance of common stock	33,048		287,882				320,930
Cash dividends declared
Common stock				(1,240,049)			(1,240,049)
Preferred stock				(13,124)			(13,124)
Comprehensive income
Net income				3,021,152			3,021,152
Other comprehensive loss					(5,555,018)		(5,555,018)
June 30, 2022	$14,038,493	$1,500,000	$35,847,031	$40,682,558	$(15,466,626)	$(2,622,777)	$73,978,679

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

*Accumulated other comprehensive income (loss)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$5,426,694	$6,072,107
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	570,063	527,106
Provision for loan losses	1,200,000	534,998
Deferred income tax	13,973	(118,016)
Gain on sale of loans	(198,869)	(256,724)
Gain on sale of bank premises and equipment	0	(9,800)
(Income) loss from CFS Partners	(298,831)	1,405,942
Amortization of bond premium, net	361,335	227,051
Proceeds from sales of loans held for sale	7,527,010	6,720,974
Originations of loans held for sale	(7,810,641)	(7,127,394)
Increase (decrease) in taxes payable	151,237	(502,632)
Increase in interest receivable	(250,179)	(52,856)
Decrease in mortgage servicing rights	1,019	12,816
Decrease in right-of-use assets	99,340	98,078
Decrease in operating lease liabilities	(102,577)	(98,407)
Increase in other assets	(287,979)	(158,830)
Increase in cash surrender value of BOLI	(40,239)	(42,751)
Amortization of limited partnerships	134,184	181,524
Change in net deferred loan fees and costs	(443,511)	1,603,391
Decrease in interest payable	(7,759)	(25,382)
Increase (decrease) in accrued expenses	82,812	(217,439)
Increase (decrease) in other liabilities	132,754	(65,366)
Net cash provided by operating activities	6,259,836	8,708,390

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	9,909,154	9,522,747
Purchases	(34,822,702)	(41,640,583)
Proceeds from redemption of restricted equity securities	43,500	0
Purchases of restricted equity securities	0	(600)
Decrease in limited partnership contributions payable	0	(150,000)
(Increase) decrease in loans, net	(13,648,856)	5,097,834
Capital expenditures net of proceeds from sales of bank premises and equipment	(168,101)	(2,884,472)
Recoveries of loans charged off	31,359	31,994
Net cash used in investing activities	(38,655,646)	(30,023,080)

9

	2022	2021

Cash Flows from Financing Activities:
Net (decrease) increase in demand and interest-bearing transaction accounts	(14,107,598)	7,893,263
Net increase in money market and savings accounts	7,448,461	14,984,300
Net decrease in time deposits	(832,174)	(5,275,008)
Net decrease in repurchase agreements	(1,375,064)	(15,210,676)
Repayments on long-term borrowings	0	(500,000)
(Decrease) increase in finance lease obligations	(105,918)	2,340,406
Dividends paid on preferred stock	(25,312)	(24,375)
Dividends paid on common stock	(1,897,885)	(1,636,606)
Net cash (used in) provided by financing activities	(10,895,490)	2,571,304

Net decrease in cash and cash equivalents	(43,291,300)	(18,743,386)
Cash and cash equivalents:
Beginning	110,358,926	115,049,920
Ending	$67,067,626	$96,306,534

Supplemental Schedule of Cash Paid During the Period:
Interest	$1,451,391	$1,645,771

Income taxes, net of refunds	$902,000	$1,812,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized loss on securities AFS	$(18,100,828)	$(1,039,828)

Common Shares Dividends Paid:
Dividends declared	$2,476,929	$2,342,808
Decrease (increase) in dividends payable attributable to dividends declared	14,569	(151,287)
Dividends reinvested	(593,613)	(554,915)
Total dividends paid	$1,897,885	$1,636,606

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Consolidation and Certain Definitions

Basis of Presentation and Consolidation. The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial condition and results of operations of the Company and its subsidiary, Community National Bank (the Bank), contained herein have been made. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in the Company's Annual Report on Form 10-K. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for any other interim period or the full annual period ending December 31, 2022.

Certain amounts disclosed in the Notes below for the 2021 annual and three- and six-month periods of 2021 have been reclassified to conform to the current year presentation.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended June 30,	2022	2021

Net income, as reported	$3,021,152	$3,046,406
Less: dividends to preferred shareholders	13,124	12,187
Net income available to common shareholders	$3,008,026	$3,034,219
Weighted average number of common shares used in calculating earnings per share	5,396,060	5,338,502
Earnings per common share	$0.56	$0.57

Six Months Ended June 30,	2022	2021

Net income, as reported	$5,426,694	$6,072,107
Less: dividends to preferred shareholders	25,312	24,375
Net income available to common shareholders	$5,401,382	$6,047,732
Weighted average number of common shares used in calculating earnings per share	5,389,406	5,330,497
Earnings per common share	$1.00	$1.13

Note 4.  Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2022
U.S. GSE debt securities	$12,000,634	$0	$1,107,701	$10,892,933
U.S. Government securities	41,450,075	0	2,334,482	39,115,593
Taxable Municipal securities	300,000	0	44,577	255,423
Tax-Exempt Municipal securities	7,883,149	13,850	736,794	7,160,205
Agency MBS	134,470,203	1,147	15,068,674	119,402,676
ABS and OAS	3,401,782	0	146,881	3,254,901
CMO	4,413,009	0	128,775	4,284,234
Other investments	4,453,000	21,641	46,762	4,427,879
Total	$208,371,852	$36,638	$19,614,646	$188,793,844

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2021
U.S. GSE debt securities	$12,001,978	$36,024	$209,504	$11,828,498
U.S. Government securities	32,374,935	0	333,894	32,041,041
Taxable Municipal securities	300,000	0	1,267	298,733
Tax-Exempt Municipal securities	830,279	1,167	67	831,379
Agency MBS	128,291,487	184,002	1,342,968	127,132,521
ABS and OAS	2,131,610	82,414	0	2,214,024
CMO	1,451,349	0	30,891	1,420,458
Other investments	6,438,000	142,199	4,394	6,575,805
Total	$183,819,638	$445,806	$1,922,985	$182,342,459

Investments pledged as collateral for repurchase agreements consisted of U.S. GSE debt securities, Agency MBS, ABS and OAS, and CMO.  These repurchase agreements mature daily.  These pledged investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

June 30, 2022	$58,941,063	$51,906,145
December 31, 2021	63,045,599	62,256,702

There were no sales of debt securities during the first six months of 2022 or 2021.

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
June 30, 2022
Due in one year or less	$2,719,000	$2,729,538
Due from one to five years	49,672,996	47,002,889
Due from five to ten years	10,771,129	9,863,949
Due after ten years	10,738,524	9,794,792
Agency MBS	134,470,203	119,402,676
Total	$208,371,852	$188,793,844

December 31, 2021
Due in one year or less	$3,470,000	$3,508,582
Due from one to five years	36,860,731	36,619,130
Due from five to ten years	13,065,163	12,942,726
Due after ten years	2,132,257	2,139,500
Agency MBS	128,291,487	127,132,521
Total	$183,819,638	$182,342,459

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
June 30, 2022
U.S. GSE debt securities	$6,510,319	$490,315	$4,382,614	$617,386	11	$10,892,933	$1,107,701
U.S. Government securities	39,115,593	2,334,482	0	0	54	39,115,593	2,334,482
Taxable Municipal securities	255,423	44,577	0	0	1	255,423	44,577
Tax-Exempt Municipal securities	6,173,358	736,794	0	0	13	6,173,358	736,794
Agency MBS	92,251,657	10,630,897	26,698,638	4,437,777	115	118,950,295	15,068,674
ABS and OAS	3,254,901	146,881	0	0	4	3,254,901	146,881
CMO	3,433,918	55,004	850,316	73,771	5	4,284,234	128,775
Other investments	696,238	46,762	0	0	3	696,238	46,762
Total	$151,691,407	$14,485,712	$31,931,568	$5,128,934	206	$183,622,975	$19,614,646

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
December 31, 2021
U.S. GSE debt securities	$5,869,117	$130,883	$1,921,379	$78,621	7	$7,790,496	$209,504
U.S. Government securities	32,041,041	333,894	0	0	46	32,041,041	333,894
Taxable Municipal securities	298,733	1,267	0	0	1	298,733	1,267
Tax-Exempt Municipal securities	330,212	67	0	0	1	330,212	67
Agency MBS	107,061,452	1,128,587	8,809,493	214,381	84	115,870,945	1,342,968
CMO	1,420,458	30,891	0	0	3	1,420,458	30,891
Other investments	491,606	4,394	0	0	2	491,606	4,394
Total	$147,512,619	$1,629,983	$10,730,872	$293,002	144	$158,243,491	$1,922,985

The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates its debt securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition.  As of June 30, 2022 and December 31, 2021, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be OTTI.

Note 5.  Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	June 30,	December 31,
	2022	2021

Commercial & industrial	$120,772,242	$111,125,622
Purchased loans	$8,546,059	$9,807,848
Commercial real estate	318,083,654	300,958,931
Municipal	32,399,252	47,955,231
Residential real estate - 1st lien	186,106,141	181,316,345
Residential real estate - Jr lien	33,557,360	34,359,864
Consumer	3,463,839	4,464,692
Total loans	702,928,547	689,988,533

ALL	(8,232,773)	(7,710,256)
Deferred net loan cost (fees)	405,539	(37,972)
Net loans	$695,101,313	$682,240,305

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

		90 Days	Total			Non-Accrual	90 Days or More and
June 30, 2022	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$204,378	$83,129	$287,507	$120,484,735	$120,772,242	$145,810	$0
Purchased loans	0	0	0	8,546,059	8,546,059	0	0
Commercial real estate	921,424	1,591,576	2,513,000	315,570,654	318,083,654	3,395,197	0
Municipal	0	0	0	32,399,252	32,399,252	0	0
Residential real estate
- 1st lien	565,663	368,820	934,483	185,171,658	186,106,141	1,180,608	166,733
- Jr lien	308,326	88,513	396,839	33,160,521	33,557,360	136,750	88,513
Consumer	15,228	0	15,228	3,448,611	3,463,839	0	0
Totals	$2,015,019	$2,132,038	$4,147,057	$698,781,490	$702,928,547	$4,858,365	$255,246

		90 Days	Total			Non-Accrual	90 Days or More and
December 31, 2021	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$833,875	$0	$833,875	$110,291,747	$111,125,622	$98,661	$0
Purchased loans	0	0	0	9,807,848	9,807,848	0	0
Commercial real estate	49,450	2,400,514	2,449,964	298,508,967	300,958,931	4,517,839	0
Municipal	0	0	0	47,955,231	47,955,231	0	0
Residential real estate
- 1st lien	1,190,300	608,775	1,799,075	179,517,270	181,316,345	1,180,563	506,827
- Jr lien	51,837	86,476	138,313	34,221,551	34,359,864	143,566	86,476
Consumer	9,741	0	9,741	4,454,951	4,464,692	0	0
Totals	$2,135,203	$3,095,765	$5,230,968	$684,757,565	$689,988,533	$5,940,629	$593,303

For all loan segments, loans over 30 days past due are considered delinquent.

As of the balance sheet dates presented, loans in process of foreclosure consisted of the following residential mortgage loans:

	Number of loans	Balance

June 30, 2022	4	$268,260
December 31, 2021	5	195,082

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

General component

The general component of the ALL is based on historical loss experience and various qualitative factors and is stratified by the following loan segments: commercial and industrial, CRE, municipal, residential real estate 1st lien, residential real estate Jr lien, purchased loans and consumer loans. The Company does not disaggregate its portfolio segments further into classes.

Loss ratios are calculated by loan segment using appropriate look back periods.  Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment in the current economic climate. During periods of economic stability, a relatively longer period (e.g., five years) may be appropriate.  During periods of significant expansion or contraction, the Company may appropriately shorten the historical time period.  Due primarily to the effects of COVID-19, during 2020 the Company shortened its look back period to one year, however, as of March 31, 2022, the look back period was changed to two years.

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

Purchased Loans – Loans in this segment are loans purchased through a loan purchasing program with Bankers Healthcare Group (BHG). BHG originates commercial loans to medical professionals nationwide and sells them individually to a secondary market, primarily banks, through a bid process. The Bank has established conservative credit parameters and expects a low risk of default in this portfolio.

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

The tables below summarize changes in the ALL and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended June 30, 2022

					Residential	Residential
	Commercial	Purchased	Commercial		Real Estate	Real Estate
	& Industrial	Loans	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$975,669	$63,631	$4,644,281	$87,589	$1,814,457	$178,553	$36,192	$90,276	$7,890,648
Charge-offs	(2,928)	0	0	0	0	0	(12,027)	0	(14,955)
Recoveries	2,454	0	0	0	10,287	1,220	5,619	0	19,580
Provision (credit)	132,053	(3,809)	164,043	(29,270)	20,764	1,441	11,772	40,506	337,500
ALL ending balance	$1,107,248	$59,822	$4,808,324	$58,319	$1,845,508	$181,214	$41,556	$130,782	$8,232,773

As of or for the six months ended June 30, 2022

					Residential	Residential
	Commercial	Purchased	Commercial		Real Estate	Real Estate
	& Industrial	Loans	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$870,392	$68,655	$4,151,760	$76,728	$1,765,892	$182,014	$55,698	$539,117	$7,710,256
Charge-offs	(20,578)	0	(667,474)	0	0	0	(20,790)	0	(708,842)
Recoveries	2,454	0	0	0	12,563	2,430	13,912	0	31,359
Provision (credit)	254,980	(8,833)	1,324,038	(18,409)	67,053	(3,230)	(7,264)	(408,335)	1,200,000
ALL ending balance	$1,107,248	$59,822	$4,808,324	$58,319	$1,845,508	$181,214	$41,556	$130,782	$8,232,773

ALL evaluated for impairment
Individually	$0	$0	$0	$0	$102,062	$0	$0	$0	$102,062
Collectively	1,107,248	59,822	4,808,324	58,319	1,743,446	181,214	41,556	130,782	8,130,711
Total	$1,107,248	$59,822	$4,808,324	$58,319	$1,845,508	$181,214	$41,556	$130,782	$8,232,773

Loans evaluated for impairment
Individually	$145,810	$0	$3,396,349	$0	$3,718,383	$82,400	$0		$7,342,942
Collectively	120,626,432	8,546,059	314,687,305	32,399,252	182,387,758	33,474,960	3,463,839		695,585,605
Total	$120,772,242	$8,546,059	$318,083,654	$32,399,252	$186,106,141	$33,557,360	$3,463,839		$702,928,547

As of or for the year ended December 31, 2021

					Residential	Residential
	Commercial	Purchased	Commercial		Real Estate	Real Estate
	& Industrial	Loans	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$778,287	$64,260	$3,854,153	$82,211	$1,735,304	$234,896	$60,461	$398,913	$7,208,485
Charge-offs	(18,847)	0	(22,000)	0	(98,704)	0	(87,651)	0	(227,202)
Recoveries	4,761	0	27,160	0	7,636	10,821	54,430	0	104,808
Provision (credit)	106,191	4,395	292,447	(5,483)	121,656	(63,703)	28,458	140,204	624,165
ALL ending balance	$870,392	$68,655	$4,151,760	$76,728	$1,765,892	$182,014	$55,698	$539,117	$7,710,256

ALL evaluated for impairment
Individually	$0	$0	$0	$0	$79,978	$0	$0	$0	$79,978
Collectively	870,392	68,655	4,151,760	76,728	1,685,914	182,014	55,698	539,117	7,630,278
Total	$870,392	$68,655	$4,151,760	$76,728	$1,765,892	$182,014	$55,698	$539,117	$7,710,256

Loans evaluated for impairment
Individually	$93,362	$0	$4,553,734	$0	$3,720,503	$88,563	$0		$8,456,162
Collectively	111,032,260	9,807,848	296,405,197	47,955,231	177,595,842	34,271,301	4,464,692		681,532,371
Total	$111,125,622	$9,807,848	$300,958,931	$47,955,231	$181,316,345	$34,359,864	$4,464,692		$689,988,533

As of or for the three months ended June 30, 2021

					Residential	Residential
	Commercial	Purchased	Commercial		Real Estate	Real Estate
	& Industrial	Loans	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$807,242	$81,389	$3,823,685	$83,531	$1,667,594	$203,312	$39,622	$761,913	$7,468,288
Charge-offs	0	0	0	0	0	0	(23,212)	0	(23,212)
Recoveries	0	0	0	0	759	432	5,489	0	6,680
Provision (credit)	16,495	(5,963)	109,161	(26,239)	(13,310)	(2,475)	39,325	150,507	267,501
ALL ending balance	$823,737	$75,426	$3,932,846	$57,292	$1,655,043	$201,269	$61,224	$912,420	$7,719,257

As of or for the six months ended June 30, 2021

					Residential	Residential
	Commercial	Purchased	Commercial		Real Estate	Real Estate
	& Industrial	Loans	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$778,287	$64,260	$3,854,153	$82,211	$1,735,304	$234,896	$60,461	$398,913	$7,208,485
Charge-offs	(18,847)	0	0	0	0	0	(37,373)	0	(56,220)
Recoveries	4,761	0	7,000	0	2,326	960	16,947	0	31,994
Provision (credit)	59,536	11,166	71,693	(24,919)	(82,587)	(34,587)	21,189	513,507	534,998
ALL ending balance	$823,737	$75,426	$3,932,846	$57,292	$1,655,043	$201,269	$61,224	$912,420	$7,719,257

Impaired loans, by portfolio segment, were as follows:

	As of June 30, 2022
		Unpaid		Average	Average	Interest
	Recorded	Principal	Related	Recorded	Recorded	Income
	Investment(1)	Balance	Allowance	Investment(1)(2)	Investment(1)(3)	Recognized(3)

Related allowance recorded
Residential real estate
1st lien	$1,011,645	$1,033,657	$102,062	$1,062,379	$942,448	$26,957
Jr lien	0	0	0	0	0	100
Total with related allowance	1,011,645	1,033,657	102,062	1,062,379	942,448	27,057

No related allowance recorded
Commercial & industrial	145,810	181,929		184,023	153,803	204
Commercial real estate	3,396,482	4,548,768		3,554,895	3,887,955	1,492
Residential real estate
1st lien	2,739,726	3,745,194		2,787,897	2,875,480	92,508
Jr lien	82,405	128,821		84,051	85,557	71
Total with no related allowance	6,364,423	8,604,712		6,610,866	7,002,795	94,275

Total impaired loans	$7,376,068	$9,638,369	$102,062	$7,673,245	$7,945,243	$121,332

(1)	Recorded investment in impaired loans as of June 30, 2022 includes accrued interest receivable of $33,126.
(2)	For the three months ended June 30, 2022.
(3)	For the six months ended June 30, 2022.

	As of December 31, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment(1)	Balance	Allowance	Investment(1)(2)	Recognized(2)

Related allowance recorded
Residential real estate
1st lien	$702,586	$716,118	$79,978	$858,124	$60,769
Jr lien	0	0	0	3,452	243
Total with related allowance	702,586	716,118	79,978	861,576	61,012

No related allowance recorded
Commercial & industrial	93,362	115,414		290,181	204
Commercial real estate	4,554,074	5,108,557		2,747,193	120,996
Residential real estate
1st lien	3,050,647	4,076,352		3,331,971	205,514
Jr lien	88,570	132,802		124,803	186
Total with no related allowance	7,786,653	9,433,125		6,494,148	326,900

Total impaired loans	$8,489,239	$10,149,243	$79,978	$7,355,724	$387,912

(1)	Recorded investment in impaired loans as of December 31, 2021 includes accrued interest receivable and deferred net loan costs of $33,077.
(2)	For the year ended December 31, 2021.

	As of June 30, 2021
		Unpaid		Average	Average	Interest
	Recorded	Principal	Related	Recorded	Recorded	Income
	Investment(1)	Balance	Allowance	Investment(1)(2)	Investment(1)(3)	Recognized(3)

Related allowance recorded
Residential real estate
1st lien	$819,752	$826,472	$98,503	$967,850	$945,427	$32,518
Jr lien	4,181	4,174	233	4,323	4,475	228
Total with related allowance	823,933	830,646	98,736	972,173	949,902	32,746

No related allowance recorded
Commercial & industrial	382,207	452,976		401,591	405,816	204
Commercial real estate	1,880,489	2,369,692		1,763,205	1,823,474	4,299
Residential real estate
1st lien	3,371,491	4,290,817		3,342,168	3,491,101	111,079
Jr lien	135,745	179,768		137,307	134,964	0
Total with no related allowance	5,769,932	7,293,253		5,644,271	5,855,355	115,582

Total impaired loans	$6,593,865	$8,123,899	$98,736	$6,616,444	$6,805,257	$148,328

(1)	Recorded investment in impaired loans as of June 30, 2021 includes accrued interest receivable and deferred net loan costs of $37,535.
(2)	For the three months ended June 30, 2021.
(3)	For the six months ended June 30, 2021.

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

Group A loans - Acceptable Risk – are loans that are expected to perform as agreed under their respective terms.  Such loans carry a normal level of risk that does not require management attention beyond that warranted by the loan or loan relationship characteristics, such as loan size or relationship size. Group A loans include commercial purpose loans that are individually risk rated, including purchased loans, and retail loans that are rated by pool. Group A retail loans include performing consumer and residential real estate loans. Residential real estate loans are loans to individuals secured by 1-4 family homes, including first mortgages, home equity and home improvement loans. Loan balances fully secured by deposit accounts or that are fully guaranteed by the federal government are considered acceptable risk.

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of June 30, 2022

					Residential	Residential
	Commercial	Purchased	Commercial		Real Estate	Real Estate
	& Industrial	Loans	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$111,341,511	$8,546,059	$306,949,429	$32,399,252	$182,569,741	$33,091,840	$3,463,839	$678,361,671
Group B	6,413,977	0	2,452,233	0	0	0	0	8,866,210
Group C	3,016,754	0	8,681,992	0	3,536,400	465,520	0	15,700,666
Total	$120,772,242	$8,546,059	$318,083,654	$32,399,252	$186,106,141	$33,557,360	$3,463,839	$702,928,547

As of December 31, 2021

					Residential	Residential
	Commercial	Purchased	Commercial		Real Estate	Real Estate
	& Industrial	Loans	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$107,799,925	$9,807,848	$285,732,365	$47,955,231	$177,456,149	$34,166,076	$4,464,692	$667,382,286
Group B	693,084	0	6,550,335	0	0	0	0	7,243,419
Group C	2,632,613	0	8,676,231	0	3,860,196	193,788	0	15,362,828
Total	$111,125,622	$9,807,848	$300,958,931	$47,955,231	$181,316,345	$34,359,864	$4,464,692	$689,988,533

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

The Company has adopted the TDR guidance issued by the federal banking agencies in March and April 2020 regarding the treatment of certain short-term loan modifications relating to the COVID-19 pandemic. Under this guidance, qualifying concessions and modifications are not considered TDRs.  In total, throughout the pandemic, the Company granted short term loan concessions and/or modifications within the terms of this guidance to 595 borrowers. Of those loans, 339 remained on the books with an aggregate principal balance of $93.7 million as of June 30, 2022.  None of these loans were in a deferral status as of June 30, 2022; however these loans may bear a higher risk of default in future periods.

New TDRs, by portfolio segment, during the periods presented were as follows, there were no new TDRs for the three months ended June 30, 2022 and 2021:

Six months ended June 30, 2022
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - 1st lien	1	$292,592	$292,592

	Year ended December 31, 2021
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial & industrial	1	$41,751	$41,751
Commercial real estate	2	3,153,402	3,153,402
Residential real estate – 1st lien	1	67,007	67,007
	4	$3,262,160	$3,262,160

Six months ended June 30, 2021
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial & industrial	1	$41,751	$41,751

The TDRs for which there was a payment default during the twelve month periods presented below were as follows:

For the twelve months ended June 30, 2022

	Number of	Recorded
	Contracts	Investment

Commercial real estate	2	$2,412,179

For the twelve months ended December 31, 2021

	Number of	Recorded
	Contracts	Investment

Commercial & industrial	1	$38,001
Commercial real estate	2	3,081,810
	3	$3,119,811

For the twelve months ended June 30, 2021

	Number of	Recorded
	Contracts	Investment

Commercial & industrial	1	$39,876

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

The specific allowances within the ALL related to TDRs as of the balance sheet dates are presented in the table below.

	June 30,	December 31,
	2022	2021

Specific Allocation	$102,062	$79,978

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

As of December 31, 2021, the most recent evaluation, management concluded that no impairment existed.  Management evaluates its goodwill intangible for impairment at least annually, or more frequently as circumstances warrant.

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

The following methods and assumptions were used by the Company in estimating its fair value measurements:

Debt Securities AFS:  Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds and default rates.  Level 1 securities would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include federal agency securities, municipal securities and other asset-backed securities.

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

	June 30,	December 31,
Assets: (market approach)	2022	2021

Level 1
U.S. Government securities	$39,115,593	$32,041,041

Level 2
U.S. GSE debt securities	$10,892,933	$11,828,498
Taxable Municipal securities	255,423	298,733
Tax-Exempt Municipal securities	7,160,205	831,379
Agency MBS	119,402,676	127,132,521
ABS and OAS	3,254,901	2,214,024
CMO	4,284,234	1,420,458
Other investments	4,427,879	6,575,805
Level 2 Total	$149,678,251	$150,301,418

Grand Total	$188,793,844	$182,342,459

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

	June 30,	December 31,
Level 2	2022	2021
Assets: (market approach)
Impaired loans, net of related allowance	$1,743,115	$177,523
Loans held-for-sale	821,500	339,000
MSRs (1)	896,701	897,720

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below.  The estimated fair values of the Company's financial instruments as of the balance sheet dates were as follows:

June 30, 2022		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$67,068	$67,068	$0	$0	$67,068
Debt securities AFS	188,794	39,116	149,678	0	188,794
Restricted equity securities	1,391	0	1,391	0	1,391
Loans and loans held-for-sale, net of ALL
Commercial & industrial	119,559	0	29	119,577	119,606
Purchased loans	8,485	0	0	8,459	8,459
Commercial real estate	313,178	0	1,592	311,006	312,598
Municipal	32,335	0	0	33,037	33,037
Residential real estate - 1st lien	185,575	0	122	176,002	176,124
Residential real estate - Jr lien	33,369	0	0	33,274	33,274
Consumer	3,422	0	0	3,446	3,446
MSRs (1)	897	0	1,295	0	1,295
Accrued interest receivable	2,651	0	2,651	0	2,651

Financial liabilities:
Deposits
Other deposits	871,660	0	869,244	0	869,244
Brokered deposits	249	0	231	0	231
Long-term borrowings	1,300	0	1,075	0	1,075
Repurchase agreements	31,235	0	31,235	0	31,235
Operating lease obligations	761	0	761	0	761
Finance lease obligations	3,752	0	3,752	0	3,752
Subordinated debentures	12,887	0	12,334	0	12,334
Accrued interest payable	51	0	51	0	51

(1)   Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

December 31, 2021		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$110,359	$110,359	$0	$0	$110,359
Debt securities AFS	182,342	32,041	150,301	0	182,342
Restricted equity securities	1,434	0	1,434	0	1,434
Loans and loans held-for-sale, net of ALL
Commercial & industrial	109,574	0	0	110,284	110,284
Purchased loans	9,808	0	0	9,862	9,862
Commercial real estate	296,528	0	29	297,339	297,368
Municipal	47,841	0	0	49,419	49,419
Residential real estate - 1st lien	180,271	0	149	180,302	180,451
Residential real estate - Jr lien	34,151	0	0	34,189	34,189
Consumer	4,406	0	0	4,436	4,436
MSRs (1)	898	0	995	0	995
Accrued interest receivable	2,401	0	2,401	0	2,401

Financial liabilities:
Deposits
Other deposits	879,151	0	879,545	0	879,545
Brokered deposits	249	0	246	0	246
Long-term borrowings	1,300	0	1,179	0	1,179
Repurchase agreements	32,610	0	32,610	0	32,610
Operating lease obligations	864	0	864	0	864
Finance lease obligations	3,858	0	3,858	0	3,858
Subordinated debentures	12,887	0	12,868	0	12,868
Accrued interest payable	59	0	59	0	59

(1)   Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

Note 8.  Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021

Balance at beginning of year	$897,720	$922,146
MSRs capitalized	77,676	147,328
MSRs amortized	(78,695)	(225,404)
Change in valuation allowance	0	53,650
Balance at end of period	$896,701	$897,720

Note 9.  Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10.  Subsequent Events

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On June 15, 2022, the Company’s Board declared a cash dividend of $0.23 per common share, payable August 1, 2022 to shareholders of record as of July 15, 2022.  This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Period Ended June 30, 2022

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly-owned subsidiary, Community National Bank, as of June 30, 2022 and December 31, 2021, and its consolidated results of operations for the three- and six-month interim periods and one year period presented.  The Company is considered a “smaller reporting company” and a “non-accelerated filer” under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its audited statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two year, rather than a three year, period and intends to provide smaller reporting company scaled disclosures where management deems it appropriate.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2021 Annual Report on Form 10-K filed with the SEC.  Please refer to Note 1 in the accompanying audited consolidated financial statements for a listing of acronyms and defined terms used throughout the following discussion.

Certain amounts presented below pertaining to the 2021 comparison periods have been reclassified to conform to current year presentation.

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

Forward-looking statements are not guarantees of future performance.  They necessarily involve risks, uncertainties and assumptions.  Examples of forward looking statements included in this discussion include, but are not limited to, statements regarding the potential effects of the COVID-19 pandemic on our business, financial condition, results of operations and prospects; the estimated contingent liability related to assumptions made within the asset/liability management process; management's expectations as to the future interest rate environment and the Company's related liquidity level; credit risk expectations relating to the Company's loan portfolio; and management's general outlook for the future performance of the Company or the local or national economy. Although forward-looking statements are based on management's expectations and estimates as of the date they are made, many of the factors that could influence or determine actual results are unpredictable and not within the Company's control.

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

•	interest rates change in such a way as to negatively affect loan demand, the local economy or the Company's net income, asset valuations or margins;
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

OVERVIEW

The Company’s consolidated assets on June 30, 2022 were $999,442,578 compared to $1,019,105,799 at December 31, 2021, a decrease of 1.9%.  Significant changes in the asset base were due to a decrease of $43.3 million, or 39.2%, in cash and cash equivalents, which was partially offset by an increase in net loans of $12.9 million, or 1.9%, and an increase in the available for sale investment portfolio of $6.5 million, or 3.5%.  This demonstrates the Company’s efforts to deploy cash into higher earning assets. The decrease in cash also reflects deposit runoff, primarily in business and municipal accounts, in the first six months of 2022.  The decrease in municipal accounts reflects the annual financial cycle for municipalities in Vermont.  The increase in the loan portfolio was primarily attributable to an increase of $19.5 million in commercial & industrial loans and $16.8 million in CRE loans, which was partially offset by a $10.6 million decrease in PPP loans and $15.6 million in municipal loan balances, due primarily to the maturing of municipal loans at the end of the annual municipal finance cycle for school districts in Vermont.

Total deposits on June 30, 2022 were $871,908,642 compared to $879,399,953 on December 31, 2021, a decrease of $7.5 million, or 0.9%, reflecting the combined effect of fluctuating demand deposit accounts, mainly large-balance business checking accounts and a decrease in municipal accounts totaling approximately $33 million that is related to the annual municipal finance cycle mentioned above.  These decreases were partially offset by an increase in savings accounts of $14.7 million, or 8.8%.

Consolidated net income for the second quarter of 2022 decreased $25,254, or 0.8%, and decreased $645,413 from $6.1 million for the first six months of 2021 to $5.4 million compared to the same periods in 2022.  A $1.6 million decrease in the amortization of PPP loan processing fees from the SBA and an increase of $665,002 in provision for loan losses was partially offset by an increase of $886,067 in investment income from the Company’s debt securities portfolio and an increase in interest income from loans totaling $604,199, which includes interest adjustments for loans coming out of non-accrual status.  Also contributing to the offset was a decrease of $108,091 in interest expense on savings and money market deposits, and a decrease of $172,491 in interest expense from time deposits.  These changes and other significant changes are discussed in the appropriate income sections of this MD&A.

Total interest income increased $310,359, or 3.7%, for the second quarter of 2022, compared to the same quarter in 2021, but decreased $55,005, or 0.3%, year over year, due to the changes discussed in the previous paragraph related to PPP loan processing fees and investment and loan income.  The investment portfolio has increased considerably year over year, accounting for the increase in investment income.  The amortization of the SBA PPP fees was $137,978 for the second quarter of 2022, compared to $835,999 for the same quarter in 2021, and $433,747 for the first six months of 2022, compared to $2.1 million for the same period in 2021.

Total interest expense decreased $15,652, or 2.0%, for the second quarter of 2022, compared to the same quarter in 2021, and decreased $176,757, or 10.9%, for the first six months of 2022 compared to the same period in 2021.  A decrease in time deposits year over year is a contributing factor to the decrease in interest expense, as well as the prolonged low interest rate environment that prevailed throughout 2021 and most of the first six months of 2022.  The recent increases in the fed funds rate have put more pressure on deposit pricing, resulting in an increase in the Company’s money market and time deposit rates. Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section for more information on the impact that the actions of the FRB’s FOMC in regulating interest rates, and changes in the yield curve could have on net interest income.

The provision for loan losses for the second quarter of 2022 was $337,500 compared to $267,501 for the same quarter of 2021, resulting in an increase of $69,999, or 26.2%, between periods.  The provision for loan losses for the first six months of 2022 was $1.2 million compared to $534,998 for the same period in 2021, resulting in an increase of $665,002, or 124.3%, between periods.  This increase to the provision was driven primarily by a write-down on a non-performing CRE loan totaling $667,474 during March 2022, as well as increases to the reserve due to the increase in the commercial loan portfolios, both secured and unsecured.  Please refer to the ALL and provisions discussion in the Credit Risk section for more information.

Equity capital decreased to $74.0 million, with a book value per share of $13.41 as of June 30, 2022, compared to equity capital of $84.8 million and a book value of $15.48 as of December 31, 2021.  This decrease in equity capital is directly related to the increase of unrealized losses in the investment portfolio, reflecting rising bond rates, which resulted in an increase of $14.3 million, net of tax, in the accumulated other comprehensive loss in the shareholders’ equity portion of the balance sheet.  This position is considered temporary and does not impact the Company’s regulatory capital ratios.

On June 15, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.23 per common share, payable on August 1, 2022 to shareholders of record on July 15, 2022.

As of June 30, 2022, all of the Company’s capital ratios, and those of our subsidiary Bank, were in excess of applicable regulatory requirements.  While we believe that we have sufficient capital to withstand an economic downturn from any headwinds related to inflation or recessionary periods, should one occur, our equity capital and regulatory capital ratios could be adversely impacted, including as a result of credit losses and other adverse impacts of the pandemic, deteriorating economic conditions, or government monetary policy.

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

These policies are described in the Company’s 2021 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements.  There were no material changes during the first six months of 2022 in the Company’s critical accounting policies.

RESULTS OF OPERATIONS

Net income for the second quarter of 2022 was $3,021,152 or $0.56 per common share compared to $3,046,406 or $0.57 per common share for the same quarter of 2021.  Net income for the first six months of 2022 was $5,426,694 or $1.00 per common share, compared to $6,072,107 or $1.13 per common share for the same period of 2021.  Core earnings (NII) for the second quarter of 2022 were $7.8 million compared to $7.5 million for the same quarter in 2021 and $15.4 million for the first six months of 2022 compared to $15.3 million for the same period in 2021.  As noted in the Overview, the moderate increase in both periods reflects the decrease in the amortization of fees from administering PPP loans, which enhanced NII in 2021.  Over the past year, the portfolio of PPP loans has decreased, as these loans are forgiven and paid in full by the SBA.  The PPP loan portfolio balance decreased from $92.6 million at the end of February 2021 to $12.2 million at December 31, 2021 and then to $1.6 million as of June 30, 2022.  As these loans are paid in full, the unamortized fees are taken to income, resulting in a decrease in income year over year.  Interest paid on deposits, which is the major component of total interest expense, decreased $45,635, or 7.2% between the second quarter comparison periods and $198,919, or 14.9%, year over year, driven in part by a decrease in interest-bearing deposits.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following tables show these ratios annualized, as well as other equity ratios, for the comparison periods presented.

	Three Months Ended June 30,
	2022	2021
Return on average assets	1.20%	1.30%
Return on average equity	16.12%	15.46%
Dividend payout ratio (1)	41.07%	38.60%
Average equity to average assets	7.45%	8.43%

	Six Months Ended June 30,
	2022	2021
Return on average assets	1.09%	1.32%
Return on average equity	13.84%	15.60%
Dividend payout ratio (1)	46.00%	38.94%
Average equity to average assets	7.84%	8.45%

(1)	Dividends declared per common share divided by earnings per common share.

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

The Company’s tax-exempt interest income of $256,652 and $254,467 for the three months ended June 30, 2022 and 2021, respectively, and $492,695 and $513,228 for the six months ended June 30, 2022 and 2021, respectively, was derived from loans to local municipalities of $32.4 million and $35.8 million, and tax-exempt municipal investments of $3.8 million and $0, at June 30, 2022 and 2021, respectively.

The following tables show the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

	Three Months Ended June 30,
	2022	2021

Net interest income as presented	$7,837,185	$7,511,174
Effect of tax-exempt income	68,224	67,643
Net interest income, tax equivalent	$7,905,409	$7,578,817

	Six Months Ended June 30,
	2022	2021

Net interest income as presented	$15,395,414	$15,273,662
Effect of tax-exempt income	130,970	136,428
Net interest income, tax equivalent	$15,526,384	$15,410,090

The following tables present the daily average interest-earning assets and the daily average interest-bearing liabilities supporting earning assets for the respective comparison periods.  Interest income (excluding interest on non-accrual loans) is expressed on a tax equivalent basis, both in dollars and as a rate/yield for the comparison periods presented.

	Three Months Ended June 30,
	2022			2021
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$703,056,776	$7,689,953	4.39%	$728,685,149	$7,956,066	4.38%
Taxable investment securities	181,906,304	736,407	1.62%	87,692,593	293,731	1.34%
Tax-exempt investment securities	5,442,227	42,767	3.15%	0	0	0.00%
Sweep and interest-earning accounts	68,587,282	169,965	0.99%	55,000,258	80,006	0.58%
Other investments (2)	1,777,950	16,632	3.75%	1,833,946	14,981	3.28%
Total	$960,770,539	$8,655,724	3.61%	$873,211,946	$8,344,784	3.83%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$259,645,648	$211,278	0.33%	$216,063,449	$127,646	0.24%
Money market funds	127,849,142	121,221	0.38%	124,192,217	160,288	0.52%
Savings deposits	181,057,302	26,003	0.06%	158,005,819	40,771	0.10%
Time deposits	106,162,111	226,956	0.86%	108,625,246	302,388	1.12%
Borrowed funds	1,301,132	5	0.00%	2,301,330	12	0.00%
Repurchase agreements	29,958,442	22,129	0.30%	29,185,028	20,509	0.28%
Finance lease obligations	3,769,886	21,660	2.30%	2,395,094	14,437	2.41%
Junior subordinated debentures	12,887,000	121,063	3.77%	12,887,000	99,916	3.11%
Total	$722,630,663	$750,315	0.42%	$653,655,183	$765,967	0.47%

Net interest income		$7,905,409			$7,578,817
Net interest spread (3)			3.19%			3.36%
Net interest margin (4)			3.30%			3.48%

(1)

Included in gross loans are non-accrual loans with average balances of $5,014,853 and $3,803,807 for the three months ended June 30, 2022 and 2021, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $47,565,225 and $51,534,733 for the three months ended June 30, 2022 and 2021, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $712,800 and $468,796 for the three months ended June 30, 2022 and 2021, respectively, with a dividend rate of approximately 2.09% and 1.54%, respectively, per quarter.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

	Six Months Ended June 30,
	2022			2021
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-Earning Assets
Loans (1)	$698,056,683	$15,236,988	4.40%	$724,657,107	$16,278,147	4.53%
Taxable investment securities	183,839,728	1,392,684	1.53%	80,190,706	558,844	1.41%
Tax-exempt investment securities	3,846,121	56,627	2.97%	0	0	0.00%
Sweep and interest-earning accounts	69,406,084	250,625	0.73%	71,100,556	167,888	0.48%
Other investments (2)	1,778,671	33,092	3.75%	1,833,749	25,600	2.82%
Total	$956,927,287	$16,970,016	3.58%	$877,782,118	$17,030,479	3.91%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$259,195,319	$371,356	0.29%	$215,375,735	$274,164	0.26%
Money market funds	129,288,338	248,902	0.39%	122,564,234	328,393	0.54%
Savings deposits	177,129,696	49,443	0.06%	151,346,385	78,043	0.10%
Time deposits	106,397,607	467,717	0.89%	109,968,712	655,737	1.20%
Borrowed funds	1,301,138	6	0.00%	2,415,425	24	0.00%
Repurchase agreements	29,405,997	43,169	0.30%	33,226,234	55,951	0.34%
Finance lease obligations	3,796,341	43,624	2.30%	2,039,367	29,366	2.88%
Junior subordinated debentures	12,887,000	219,415	3.43%	12,887,000	198,711	3.11%
Total	$719,401,436	$1,443,632	0.40%	$649,823,092	$1,620,389	0.50%

Net interest income		$15,526,384			$15,410,090
Net interest spread (3)			3.18%			3.41%
Net interest margin (4)			3.27%			3.54%

(1)

Included in gross loans are non-accrual loans with average balances of $5,375,840 and $3,945,577 for the six months ended June 30, 2022 and 2021, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $48,289,600 and $51,881,498 for the six months ended June 30, 2022 and 2021, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $713,521 and $768,599, respectively, with a dividend rate of approximately 2.4% and 1.54%, respectively, for the six months ended June 30, 2022 and 2021, respectively.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three- and six-month periods ended June 30, 2022 increased 10.0% and 9.0%, respectively, compared to the same periods last year, while the average yield on interest-earning assets decreased 22 bps and 33 bps, respectively.

The average volume of loans decreased over the three- and six-month comparison periods of 2022 versus 2021 by 3.5% and 3.7%, respectively, and the average yield on loans increased one bp and decreased 13 bps, respectively.  Loans accounted for 73.2% and 73.0%, respectively, of the average interest-earning asset portfolio for the three- and six- month periods ended June 30, 2022 compared to 83.5% and 82.6%, respectively, for the same periods last year.  Interest earned on the loan portfolio as a percentage of total interest income was 88.9% and 89.8%, respectively for the three- and six-month periods in 2022 compared to 95.3% and 95.6%, respectively for the same periods in 2021.

The average volume of the taxable investment portfolio (classified as AFS) increased 107.4% and 129.3% during the three- and six-month periods ended June 30, 2022, compared to the same periods last year, and the average yield increased 28 bps and 12 bps, respectively, between periods.  The increase in average volume is due primarily to management’s effort to continue to grow the investment portfolio incrementally as the balance sheet grows in order to provide additional liquidity and pledge quality assets

The average volume of the tax-exempt investment portfolio (classified as AFS) for the three- and six-month periods ended June 30, 2022 was $5.4 million and $3.8 million, respectively, with a tax equivalent yield of 3.15% and 2.97%, respectively.  The Company began investing in these tax-exempt bonds during December 2021.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest-bearing account at the FRBB, increased 24.7% for the three-months ended June 30, 2022 compared to the same period in 2021, while a decrease of 2.4% is noted for the six-months ended June 30, 2022 compared to the same period in 2021.  The decrease in average volume year over year is attributable to the funding of investment and loan growth and also to a decrease in customer deposit accounts.  The average yield on these funds increased 41 bps and 25 bps for the three- and six-month periods ended June 30, 2022 versus the same periods in 2021.

The average volume of interest-bearing liabilities for the three- and six-month periods ended June 30, 2022 increased 10.6% and 10.7%, respectively, compared to the same periods in 2021, while the average rate paid on interest-bearing liabilities decreased five bps and 10 bps, respectively.

The average volume of interest-bearing transaction accounts increased 20.2% and 20.4%, respectively for the three- and six-month periods ended June 30, 2022 compared to the same periods of 2021, reflecting strong deposit growth during the third and fourth quarters of 2021. The average rate paid on these accounts increased nine and three bps, respectively, between comparison periods.

The average volume of money market accounts increased 2.9% and 5.5%, respectively for the three- and six-month periods ended June 30, 2022 compared to the same periods of 2021, while the average rate paid on these deposits decreased 14 and 15 bps, respectively.

The average volume of savings accounts increased 14.6% and 17.0%, respectively, for the three- and six-month periods ended June 30, 2022 compared to the same periods in 2021, while the average rate paid on these accounts decreased four bps in both comparison periods.

The average volume of time deposits decreased 2.3% and 3.3%, respectively, for the three- and six-month periods ended June 30, 2022 compared to the same periods in 2021, and the average rate paid decreased 26 and 31 bps, respectively.  Interest paid on time deposits as a percentage of total interest expense was 30.3% and 32.4%, respectively, for the three and six-month periods ended June 30, 2022, compared to 39.5% and 40.5%, respectively, for the same comparison periods in 2021.  The decrease in the average volume of time deposits between periods reflects the maturity of brokered deposits in January and April of 2021 that had not been replaced as of June 30, 2022.  Management still considers the brokered deposit market to be a beneficial source of funding to help smooth out the fluctuations in core deposit balances without the need to disrupt deposit pricing in the Company’s local markets. These funds can be obtained relatively quickly on an as-needed basis, making them a valuable alternative to traditional term borrowings from the FHLBB.  Refer to the “Liquidity and Capital Resources” section for more discussion on this topic.

The average volume of borrowed funds decreased 43.5% and 46.1% for the three- and six-month periods ended June 30, 2022 compared to the same periods in 2021 and, for all periods, consisted of only JNE funds at zero percent interest.

The average volume of repurchase agreements increased 2.7% and decreased 11.5%, respectively, for the three- and six-month periods ended June 30, 2022 compared to the same periods in 2021 and the average rate paid increased two bps and decreased four bps, respectively, between comparison periods.

In summary, between the three- and six-month periods ended June 30, 2022 and 2021, the average yield on interest-earning assets decreased 22 bps and 33 bps, respectively, and the average rate paid on interest-bearing liabilities decreased five and 10 bps, respectively.  Net interest spread decreased 17 bps and 23 bps for the three- and six-month periods of 2022 versus 2021 and net interest margin decreased 18 and 27 bps, respectively, between periods.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the interim periods presented for 2022 and 2021 resulting from volume changes in daily average assets and daily average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended June 30,			Six Months Ended June 30,
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance

Average Interest-Earning Assets

Loans	$14,388	$(280,501)	$(266,113)	$(460,760)	$(580,399)	$(1,041,159)
Taxable investment securities	127,925	314,751	442,676	109,120	724,720	833,840
Tax-exempt investment securities	42,767	0	42,767	56,627	0	56,627
Sweep and interest-earning accounts	70,312	19,647	89,959	88,871	(6,134)	82,737
Other investments	2,175	(524)	1,651	8,516	(1,024)	7,492
Total	$257,567	$53,373	$310,940	$(197,626)	$137,163	$(60,463)

Average Interest-Bearing Liabilities

Interest-bearing transaction accounts	$57,554	$26,078	$83,632	$40,695	$56,497	$97,192
Money market funds	(43,808)	4,741	(39,067)	(97,497)	18,006	(79,491)
Savings deposits	(20,515)	5,747	(14,768)	(41,386)	12,786	(28,600)
Time deposits	(70,151)	(5,281)	(75,432)	(172,259)	(15,761)	(188,020)
Borrowed funds	(8)	0	(8)	(18)	0	(18)
Repurchase agreements	1,081	540	1,621	(7,099)	(5,683)	(12,782)
Finance lease obligations	(1,037)	8,260	7,223	(10,834)	25,092	14,258
Junior subordinated debentures	21,147	0	21,147	20,704	0	20,704
Total	$(55,737)	$40,085	$(15,652)	$(267,694)	$90,937	$(176,757)

Changes in net interest income	$313,304	$13,288	$326,592	$70,068	$46,226	$116,294

(1)	Items which have shown a year-to-year increase in volume have variances allocated as follows:
Variance due to rate = Change in rate x new volume
Variance due to volume = Change in volume x old rate
Items which have shown a year-to-year decrease in volume have variances allocated as follows:
Variance due to rate = Change in rate x old volume
Variances due to volume = Change in volume x new rate

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	Income	Percent	2022	2021	Income	Percent

Service fees	$936,382	$856,631	$79,751	9.31%	$1,799,269	$1,645,255	$154,014	9.36%
Income from sold loans	195,542	277,061	(81,519)	-29.42%	399,384	462,067	(62,683)	-13.57%
Other income from loans	322,913	246,716	76,197	30.88%	594,174	429,989	164,185	38.18%
Other income
Income from CFS Partners	72,961	287,072	(214,111)	-74.58%	298,831	594,058	(295,227)	-49.70%
Other miscellaneous income	106,498	101,055	5,443	5.39%	229,068	209,397	19,671	9.39%
Total non-interest income	$1,634,296	$1,768,535	($134,239)	-7.59%	$3,320,726	$3,340,766	($20,040)	-0.60%

Total non-interest income decreased $134,239, or 7.6% for the second quarter of 2022 and $20,040, or 0.6%, for the first six months of 2022 compared to the same periods in 2021, with significant changes noted in the following:

•	The increase in service fees during the comparison period is mostly due to an increase in overdraft charges of $77,428, or 42.8%, between the second quarter comparison periods and $130,707, or 36.0%, year over year.

•	The decrease in income from sold loans is due in part to a lower volume of loans sold into the secondary market during the second quarter of 2022 versus 2021, as well as lower points and premiums on these loans in 2022.

•	An increase in CRE loan volume in 2022 resulted in a significant increase in documentation fees collected at origination, accounting for the increase in other income from loans when comparing both comparison periods.

•	Income from CFS Partners decreased between periods due in part to the impact of mark-to-market adjustments to CFS Partners equity portfolio during 2022.

•	Included in Other miscellaneous income for 2022 is income totaling $23,400 associated with a renegotiated contract with the Company’s check printing vendor.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	Expense	Percent	2022	2021	Expense	Percent

Salaries and wages	$2,034,000	$1,944,999	$89,001	4.58%	$4,074,000	$3,920,002	$153,998	3.93%
Employee benefits	704,623	824,210	(119,587)	-14.51%	1,476,675	1,655,420	(178,745)	-10.80%
Occupancy expenses, net	673,177	652,202	20,975	3.22%	1,426,541	1,396,922	29,619	2.12%
Other expenses
Outsourcing expense	132,747	122,389	10,358	8.46%	264,962	251,900	13,062	5.19%
Service contracts - administrative	147,668	123,650	24,018	19.42%	286,173	261,540	24,633	9.42%
Directors fees	144,357	128,604	15,753	12.25%	288,214	257,708	30,506	11.84%
Audit fees	115,028	100,182	14,846	14.82%	215,756	189,414	26,342	13.91%
FDIC insurance	96,426	78,708	17,718	22.51%	186,410	161,565	24,845	15.38%
Collection & non-accruing loan expense	11,000	11,600	(600)	-5.17%	47,000	23,200	23,800	102.59%
ATM fees	153,301	141,349	11,952	8.46%	294,191	270,295	23,896	8.84%
Electronic banking expense	65,481	52,983	12,498	23.59%	133,059	105,365	27,694	26.28%
State deposit tax	246,098	218,328	27,770	12.72%	486,576	425,261	61,315	14.42%
Other miscellaneous expenses	910,558	870,192	40,366	4.64%	1,708,495	1,715,855	(7,360)	-0.43%
Total non-interest expense	$5,434,464	$5,269,396	$165,068	3.13%	$10,888,052	$10,634,447	$253,605	2.38%

Total non-interest expense increased $165,068, or 3.1% for the second quarter of 2022 and $253,605, or 2.4%, for the first six months of 2022 compared to the same periods in 2021, with significant changes noted in the following:

•	The increase in salaries and wages is due to normal salary increases.

•	The decrease in employee benefits was attributable to a decrease in health insurance claims year over year.

•	The increase in outsourcing expense is attributable to increases in contract pricing, as well as an increase in transactions.

•	The increase in service contracts - administrative is due to a combination of an increase in pricing for contracts that are based on asset size and inflationary adjustment factors that are higher than historical increase adjustments.

•	The increase in directors’ fees is attributable to a change to the Director’s fee schedule as well as an additional Director for 2022.

•	The increase in audit fees reflects increased audit services due to the Company surpassing the $1.0 billion asset size.

•	FDIC insurance increased due primarily to an increase in assets as well as an increase in the assessment multiplier year over year.

•	Collection & non-accruing loan expense is higher year over year due to expenses associated with a commercial property in the Company’s non-accruing loan portfolio.

•	ATM fees increased due to the ongoing cost to support the upgraded and enhanced technology utilized for deposit automation. The use of deposit automation replaces a manual process for required monitoring of cash deposits as well as providing fraud detection measures at ATMs.

•	The increase in electronic banking expense is attributable to a new mobile banking platform which includes security enhancements and modern upgrades.

•	State deposit tax increased year over year due primarily to the increase in deposits throughout 2021. The calculation is based on an average of month-end deposit totals over a 12 month period.

APPLICABLE INCOME TAXES

The provision for income taxes decreased $18,041, or 2.6% for the second quarter of 2022 compared to the same quarter in 2021, and decreased $171,482, or 12.5%, for the first six months of 2022 compared to the same period in 2021 and is proportional to the decrease in income before income taxes totaling $43,295 for the second quarter of 2022 versus 2021 and $816,895 year over year.  Tax credits related to limited partnership investments amounted to $96,237 and $117,015, respectively, for the second quarter of 2022 and 2021, and $192,474 and $234,030, respectively, for the first six months of 2022 and 2021.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $67,092 and $90,762, respectively, for the second quarters of 2022 and 2021, and $134,184 and $181,524, respectively, for the first six months of 2022 and 2021.  These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 7% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the balance sheet dates:

	June 30, 2022		December 31, 2021
Assets
Loans	$702,928,547	70.33%	$689,988,533	67.71%
AFS securities	188,793,844	18.89%	182,342,459	17.89%

Liabilities
Demand deposits	202,409,216	20.25%	209,465,151	20.55%
Interest-bearing transaction accounts	258,462,274	25.86%	265,513,937	26.05%
Money market funds	122,432,630	12.25%	129,728,954	12.73%
Savings deposits	183,135,690	18.32%	168,390,905	16.52%
Time deposits	105,468,832	10.55%	106,301,006	10.43%
Long-term advances	1,300,000	0.13%	1,300,000	0.13%

The following table reflects the changes in the composition of the Company's major categories of assets and liabilities between the balance sheet dates, as disclosed in the table above:

	Change in Volume	Percentage Change
Assets
Loans	$12,940,014	1.88%
AFS securities	6,451,385	3.54%

Liabilities
Demand deposits	(7,055,935)	-3.37%
Interest-bearing transaction accounts	(7,051,663)	-2.66%
Money market funds	(7,296,324)	-5.62%
Savings deposits	14,744,785	8.76%
Time deposits	(832,174)	-0.78%

The increase in the loan portfolio during the first six months of 2022 was attributable to increases totaling $36.3 million in commercial & industrial and CRE loans, which was partially offset by payoffs of certain PPP loans through SBA’s forgiveness program totaling $10.6 million and maturities of certain municipal loans totaling $15.6 million.  The SBA PPP program ended during the second quarter of 2021, so this portfolio will continue to decrease throughout the remainder of 2022 either through pay downs or payoffs initiated on behalf of SBA’s forgiveness program, or by regular amortization as borrowers begin to make scheduled monthly payments.  The maturities within the municipal loan portfolio are cyclical, with $14.5 million renewed in July, 2022.

The increase in the securities AFS portfolio is attributable to the purchase of $34.8 million in securities AFS during the first six months of 2022, consisting of $9.2 million in US Treasuries, $7.1 million in Tax-exempt municipal bonds, $1.6 million in ABS, $3.0 million in CMO, and $14.0 million in MBS.  These purchases were reduced in part by maturities and calls exercised amounting to $2.0 million, as well as principal payments on various portfolios totaling $7.9 million, and by an increase of $18.1 million in unrealized losses arising during the first six months of 2022, which is reflected in OCI.  In management’s view, the size of the securities AFS portfolio is appropriate and proportional to the overall asset base, as this portfolio serves an important role in the Company’s liquidity position.

Most of the fluctuation in demand deposits is due to a decrease during the first six months of 2022 in business checking accounts of $9.0 million, or 5.6%, which the Company believes primarily reflects the outflow of funds as customers are starting to spend some of the funds generated through the PPP loans.  The decrease in interest-bearing transaction accounts consists of a decrease of $18.7 million, or 44.4%, in municipal deposit accounts, which was partially offset by an increase of $7.9 million, or 6.8%, in consumer interest-bearing transaction accounts and a combined increase of $3.5 million in ICS funds and the deposit account of the Company’s trust and asset management affiliate, CFSG.  The increase in savings deposits of $14.7 million, or 8.8%, is likely attributable in part to parked funds as customers await more favorable rates for time deposits, as well as deposits of stimulus payments and tax credits from the U.S. Government.

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

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning June 30, 2022:

Rate Change	Percent Change in NII

Down 100 bps	-1.7%
Up 200 bps	-0.1%

The estimated amounts shown in the table above are within the ALCO Policy limits.  However, those amounts do not represent a forecast and should not be relied upon as indicative of future results.  The ALCO model also provides alternate scenarios including a sustained flat, or inverted yield curve. While assumptions used in the ALCO process, including the interest rate simulation analyses, are developed based upon current economic and local market conditions, and expected future conditions, the Company cannot provide any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.  As the market rates continue to increase, the impact of a falling rate environment is more pronounced, and the possibility more plausible than during the last several years of near zero short-term rates.

As of June 30, 2022, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear a quarterly floating rate of interest equal to the 3-month London Interbank Offered Rate (LIBOR), plus 2.85%.  As previously announced by the Financial Conduct Authority in the United Kingdom, the entity that administers LIBOR, 3-month LIBOR for U.S. dollar denominated deposits will be phased out as of June 30, 2023.  The Indenture governing the terms of the Company’s Debentures contains detailed fallback provisions in the event 3-month LIBOR is not available, empowering the Trustee to obtain substitute quotations from other leading banks.  However, those fallback provisions may no longer be effective as a result of the passage in March 2022 of the federal Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”).  Among other provisions, the LIBOR Act voids fallback provisions that are based on a “determining person” (such as an indenture trustee) obtaining quotations of interbank lending or deposit rates and replaces the contract rate as a matter of law, without need to amend contract documents, with a benchmark interest rate that will be identified in regulations to be promulgated by the Federal Reserve no later than September 11, 2022.  Any Federal Reserve-identified benchmark rate will be based on the Secured Overnight Financing Rate (SOFR) published by the Federal Reserve Bank of New York and will include an appropriate “tenor spread adjustment” to reflect historical spreads between LIBOR and SOFR.  The replacement rate established under the LIBOR Act for ineffective fallback provisions will take effect on the first London banking day after June 30, 2023. The Indenture Trustee has not yet informed the Company regarding its views on the applicability of the LIBOR Act to the interest rate fallback provisions in the Indenture but is expected to do so during the third quarter. Aside from the Debentures, the Company does not have any other exposures to the phase out of LIBOR.  The Company has not generally utilized LIBOR as an interest rate benchmark for its variable rate commercial, residential or other loans and does not utilize derivatives or other financial instruments tied to LIBOR for hedging or investment purposes.  Accordingly, management expects that the Company’s exposure to the phase out of LIBOR will be limited to the effect on the interest rate paid on its Debentures, but cannot predict the magnitude of the impact on the Company’s interest expense at this time.

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

Residential mortgages represented 31.3% of the Company’s loan balances as of June 30, 2022 and December 31, 2021.  The Company maintains a residential mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates.  Residential mortgages with loan-to-value ratios exceeding 80% are generally covered by PMI.  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  As of June 30, 2022, junior lien home equity products made up 15.3% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

Consistent with the strategic focus on commercial lending, the commercial & industrial and CRE loan portfolios have seen solid growth over recent years.  Commercial & industrial and CRE loans together comprised 68.3% of the Company’s loan portfolio at June 30, 2022, compared to 68.1% at December 31, 2021.  Those percentages included the Company’s portfolio of PPP loans, which has been steadily decreasing, and totaled $1.6 million at June 30, 2022, compared to $12.2 million at December 31, 2021.

Growth in the CRE portfolio in recent years has been principally driven by new loan volume in Chittenden County and northern Windsor County around the White River Junction, I91-I93 interchange area.  Credits in the Chittenden County market are being managed by two commercial lenders out of the Company’s Burlington loan production office who know the area well, while Windsor County is being served by a commercial lender from the St. Johnsbury office with previous lending experience serving the greater White River Junction area. The Company has a loan production office in Lebanon, New Hampshire to provide a presence in the greater White River Junction area including Grafton County, New Hampshire.  Larger transactions continue to be centrally underwritten and monitored through the Company’s commercial credit department.  The types of CRE transactions driving the growth have been a mix of construction, land and development, multifamily, and other non-owner occupied CRE properties including hotels, retail, office, and industrial properties.  The largest components of the $318.1 million CRE portfolio at June 30, 2022 were $103.5 million in owner-occupied CRE and $119.1 million in non-owner occupied CRE.

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD.  At June 30, 2022, the Company had $33.0 million in guaranteed loans with guaranteed balances of $24.8 million, compared to $42.9 million in guaranteed loans with guaranteed balances of $35.4 million at December 31, 2021.  PPP loans are included in these totals, all of which carry a 100% guarantee through the SBA, subject to borrower eligibility requirements.

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

The following table shows the Company’s TDRs that were past due 90 days or more or in non-accrual status as of the balance sheet dates:

	June 30, 2022		December 31, 2021
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial & industrial	5	$53,363	6	$71,128
Commercial real estate	5	2,939,928	5	3,642,073
Residential real estate - 1st lien	12	1,082,022	12	977,961
Residential real estate - Jr lien	1	38,624	1	41,901
Total	23	$4,113,937	24	$4,733,063

The remaining TDRs were performing in accordance with their modified terms as of the balance sheet dates and consisted of the following:

	June 30, 2022		December 31, 2021
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial real estate	1	$5,659	2	$41,228
Residential real estate - 1st lien	31	2,431,228	31	2,473,767
Residential real estate - Jr lien	1	2,886	1	3,537
Total	33	$2,439,773	34	$2,518,532

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

When establishing the ALL each quarter, the Company applies a combination of historical loss factors to most loan segments, including residential first and junior lien mortgages, CRE, commercial & industrial, and consumer loan portfolios, but excluding the municipal loan and purchased loan portfolios as there has never been a loss recorded in either of those loan segments.  The Company applies numerous qualitative factors to each segment of the loan portfolio.  Those factors include the levels of and trends in delinquencies and non-accrual loans, criticized and classified assets, volumes and terms of loans, and the impact of any loan policy changes.  Experience, ability and depth of lending personnel, levels of policy and documentation exceptions, national and local economic trends, the competitive environment, and concentrations of credit are also factors considered.

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

The following table summarizes the Company’s credit risk ratios for the balance sheet dates presented:

	June 30,	December 31,
	2022	2021

ALL to total loans outstanding	1.17%	1.12%
ALL	8,232,773	7,710,256
Loans outstanding	702,928,547	689,988,533

Non-accruing loans to loans outstanding	0.69%	0.86%
Non-accruing loans	4,858,365	5,940,629
Loans outstanding	702,928,547	689,988,533

ALL to non-accruing loans	169.46%	129.79%
ALL	8,232,773	7,710,256
Non-accruing loans	4,858,365	5,940,629

The provision for loan losses for the six months ended June 30, 2022 was $1.2 million, compared to $534,998 for the same period in 2021. The $665,002 year over year increase was driven in part by an increase in the commercial loan volume as well as a write-down totaling $667,474, on a single non-performing loan, which is in foreclosure.

The second quarter ALL analysis indicates that the reserve balance of $8.2 million at June 30, 2022 is sufficient to cover losses that are probable and estimable as of the measurement date, with an unallocated reserve of $130,782. Management believes the reserve balance continues to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite.  The portion of the ALL termed "unallocated" is established to absorb inherent losses that exist as of the measurement date although not specifically identified through management's process for estimating credit losses.  While the ALL is described as consisting of separate allocated portions, the entire ALL is available to support loan losses, regardless of category.  Due to the charge off activity during the first six months of 2022, the unallocated reserves are lower than historical levels.  It is expected that the provision would be increased in future periods, if loan growth or additional charge-offs warrants an increase.  The adequacy of the ALL is reviewed quarterly by the risk management committee of the Board and then presented to the full Board for approval.

Net charge-offs during the period to average loan outstanding were as follows:

For the Six Months Ended June 30,	2022	2021

Commercial & industrial	-0.02%	-0.01%
Net charge-off during the period	(18,124)	(14,086)
Average amount outstanding	113,095,165	170,279,574

Purchased loans	0.00%	0.00%
Net charge-off during the period	0	0
Average amount outstanding	9,052,590	10,978,589

Commercial real estate	-0.22%	0.00%
Net (charge-off) recovery during the period	(667,474)	7,000
Average amount outstanding	308,380,329	281,231,771

Municipal	0.00%	0.00%
Net charge-off during the period	0	0
Average amount outstanding	48,289,600	51,881,498

Residential real estate - 1st lien	0.01%	0.00%
Net recovery during the period	12,563	2,326
Average amount outstanding	182,598,259	169,626,934

Residential real estate - Jr lien	0.01%	0.00%
Net recovery during the period	2,430	960
Average amount outstanding	33,169,602	36,934,347

Consumer	-0.20%	-0.55%
Net charge-off during the period	(6,878)	(20,426)
Average amount outstanding	3,471,138	3,724,394

Total loans	-0.10%	0.00%
Net charge-off during the period	(677,483)	(24,226)
Average amount outstanding	698,056,683	724,657,107

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first six months of 2022, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits acquired through the CDARS program provide an alternative funding source when needed.  At June 30, 2022 and December 31, 2021, the Company had no one-way CDARS outstanding.  In addition, two-way (reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, allow the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits by exchanging deposits with other participating FDIC-insured financial institutions.  At June 30, 2022 and December 31, 2021, the Company reported $3.6 million in reciprocal CDARS deposits.  The balance in ICS reciprocal money market deposits was $16.6 million at June 30, 2022, compared to $15.3 million at December 31, 2021, and the balance in ICS reciprocal demand deposits as of those dates was $71.5 million and $70.8 million, respectively.

The Company had two blocks of DTC Brokered CDs totaling $2.3 million and $1.4 million with maturities in January, 2021 and April, 2021, respectively. These blocks were not replaced, leaving no DTC Brokered CDs outstanding at December 31, 2021 or June 30, 2022.  Although wholesale deposit funding through DTC is an important supplemental source of liquidity that has proven efficient, flexible and cost-effective when compared with other borrowing methods, the growth in deposits during 2021 has reduced the Company’s need for supplementary funding sources in the near term.

At June 30, 2022 and December 31, 2021, borrowing capacity of $89.8 million and $100.2 million, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits.  The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods.  Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $62.8 million and $52.3 million, respectively, at June 30, 2022 and December 31, 2021.  Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 165 bps.  The Company had no outstanding advances through this facility at June 30, 2022 or December 31, 2021.

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

The following table illustrates the changes in shareholders' equity from December 31, 2021 to June 30, 2022:

Balance at December 31, 2021 (book value $15.48 per common share)	$84,760,268
Net income	5,426,694
Issuance of common stock through the DRIP	593,613
Dividends declared on common stock	(2,476,929)
Dividends declared on preferred stock	(25,312)
Change in AOCI on AFS securities, net of tax	(14,299,655)
Balance at June 30, 2022 (book value $13.41 per common share)	$73,978,679

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

As of June 30, 2022, the Bank was considered well capitalized under the standard regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy. While we believe that the Company has sufficient capital to withstand an extended economic downturn, our regulatory capital ratios could be adversely impacted by future credit losses and other operational impacts of deteriorating economic conditions.

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
	(Dollars in Thousands)
June 30, 2022
Common equity tier 1 capital
(to risk-weighted assets)
Company	$76,371	11.73%	$29,306	4.50%	$45,588	7.00%	N/A	N/A
Bank	$90,026	13.83%	$29,285	4.50%	$45,554	7.00%	$42,300	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$90,758	13.94%	$39,075	6.00%	$55,357	8.50%	N/A	N/A
Bank	$90,026	13.83%	$39,046	6.00%	$55,315	8.50%	$52,061	8.00%
Total capital (to risk-weighted assets)
Company	$98,901	15.19%	$52,100	8.00%	$68,382	10.50%	N/A	N/A
Bank	$98,163	15.08%	$52,061	8.00%	$68,331	10.50%	$65,077	10.00%
Tier 1 capital (to average assets)
Company	$90,758	8.98%	$40,434	4.00%	N/A	N/A	N/A	N/A
Bank	$90,026	8.91%	$40,416	4.00%	N/A	N/A	$50,520	5.00%

December 31, 2021:
Common equity tier 1 capital
(to risk-weighted assets)
Company (3)	$72,853	11.90%	$27,548	4.50%	$42,853	7.00%	N/A	N/A
Bank	$86,654	14.17%	$27,522	4.50%	$42,812	7.00%	$39,754	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$87,240	14.25%	$36,731	6.00%	$52,036	8.50%	N/A	N/A
Bank	$86,654	14.17%	$36,696	6.00%	$51,986	8.50%	$48,928	8.00%
Total capital (to risk-weighted assets)
Company	$94,894	15.50%	$48,975	8.00%	$64,279	10.50%	N/A	N/A
Bank	$94,301	15.42%	$48,928	8.00%	$64,218	10.50%	$61,160	10.00%
Tier 1 capital (to average assets)
Company	$87,240	8.79%	$39,719	4.00%	N/A	N/A	N/A	N/A
Bank	$86,654	8.73%	$39,698	4.00%	N/A	N/A	$49,622	5.00%

(1)	Conservation Buffer is calculated based on risk-weighted assets and does not apply to calculations of average assets.
(2)	Applicable to banks, but not bank holding companies.
(3)

Reflects recalculation of the Company’s previously reported common equity tier I capital ratio. The previously reported calculation for December 31, 2021 and prior annual and interim periods incorrectly included the Company’s outstanding preferred stock and trust preferred securities in the equity component of the calculation.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  As of June 30, 2022, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of June 30, 2022 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to their business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

ITEM 1A. Risk Factors

In management’s view, the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2021 represent the most significant risks to the Company's future results of operations and financial condition as of June 30, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended June 30, 2022, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18).  During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)	Per Share

April 1 - April 30	0	$0.00
May 1 - May 31	1,921	21.25
June 1 - June 30	0	0.00
Total	1,921	$21.25

(1)

All 1,921 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of the Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the six-months ended June 30, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and six-month periods ended June 30, 2022 and 2021, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: August 12, 2022	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: August 12, 2022	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the six-months ended June 30, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and six-month interim periods ended June 30, 2022 and 2021, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

Exhibit 104	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

