Form 10-Q
period 2022-09-30
COMMUNITY BANCORP /VT
filed 2022-11-14
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

At November 3, 2022, there were 5,421,386 shares outstanding of the Corporation's common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	September 30,	December 31,
Consolidated Balance Sheets	2022	2021
	(Unaudited)

Assets
Cash and due from banks	$13,796,288	$17,839,374
Federal funds sold and overnight deposits	60,105,975	92,519,552
Total cash and cash equivalents	73,902,263	110,358,926
Securities available-for-sale	187,227,320	182,342,459
Restricted equity securities, at cost	1,390,950	1,434,450
Loans held-for-sale	130,000	339,000
Loans	724,194,001	689,988,533
Allowance for loan losses	(8,432,086)	(7,710,256)
Deferred net loan costs (fees)	466,602	(37,972)
Net loans	716,228,517	682,240,305
Bank premises and equipment, net	13,163,010	13,767,328
Accrued interest receivable	2,709,745	2,400,560
Bank owned life insurance	5,133,661	5,073,228
Goodwill	11,574,269	11,574,269
Other assets	15,425,215	9,575,274
Total assets	$1,026,884,950	$1,019,105,799

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$210,463,414	$209,465,151
Interest-bearing transaction accounts	269,907,036	265,513,937
Money market funds	137,639,793	129,728,954
Savings	179,853,917	168,390,905
Time deposits, $250,000 and over	15,433,461	17,463,871
Other time deposits	89,743,528	88,837,135
Total deposits	903,041,149	879,399,953
Borrowed funds	1,300,000	1,300,000
Repurchase agreements	32,254,924	32,609,875
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	7,862,052	8,148,703
Total liabilities	957,345,125	934,345,531

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 15 shares issued and outstanding at 09/30/22 and 12/31/21 (100,000 liquidation value, per share)	1,500,000	1,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,628,909 shares issued at 09/30/22 and 5,587,939 shares issued at 12/31/21	14,072,273	13,969,848
Additional paid-in capital	36,117,612	35,322,063
Retained earnings	43,032,064	37,758,105
Accumulated other comprehensive loss	(22,559,347)	(1,166,971)
Less: treasury stock, at cost; 210,101 shares at 09/30/22 and 12/31/21	(2,622,777)	(2,622,777)
Total shareholders' equity	69,539,825	84,760,268
Total liabilities and shareholders' equity	$1,026,884,950	$1,019,105,799

Book value per common share outstanding	$12.56	$15.48

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended September 30,
Consolidated Statements of Income	2022	2021
(Unaudited)

Interest income
Interest and fees on loans	$8,182,209	$8,778,173
Interest on taxable debt securities	799,856	325,002
Interest on tax-exempt debt securities	68,155	0
Dividends	23,029	14,666
Interest on federal funds sold and overnight deposits	358,907	92,923
Total interest income	9,432,156	9,210,764

Interest expense
Interest on deposits	837,983	594,327
Interest on borrowed funds	21,363	19,721
Interest on repurchase agreements	45,153	16,871
Interest on junior subordinated debentures	154,091	97,776
Total interest expense	1,058,590	728,695

Net interest income	8,373,566	8,482,069
Provision for loan losses	125,000	89,167
Net interest income after provision for loan losses	8,248,566	8,392,902

Non-interest income
Service fees	939,807	882,688
Income from sold loans	109,411	242,560
Other income from loans	301,710	223,388
Other income	180,675	351,950
Total non-interest income	1,531,603	1,700,586

Non-interest expense
Salaries and wages	1,984,000	2,002,999
Employee benefits	629,681	811,817
Occupancy expenses, net	677,805	743,219
Other expenses	2,049,423	1,973,822
Total non-interest expense	5,340,909	5,531,857

Income before income taxes	4,439,260	4,561,631
Income tax expense	828,754	862,429
Net income	$3,610,506	$3,699,202

Earnings per common share	$0.66	$0.69
Weighted average number of common shares used in computing earnings per share	5,409,612	5,354,187
Dividends declared per common share	$0.23	$0.22

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Nine Months Ended September 30,
Consolidated Statements of Income	2022	2021
(Unaudited)

Interest income
Interest and fees on loans	$23,300,119	$24,919,892
Interest on taxable debt securities	2,192,540	883,846
Interest on tax-exempt debt securities	112,890	0
Dividends	56,121	40,265
Interest on federal funds sold and overnight deposits	609,532	260,811
Total interest income	26,271,202	26,104,814

Interest expense
Interest on deposits	1,975,401	1,930,664
Interest on borrowed funds	64,993	49,111
Interest on repurchase agreements	88,322	72,822
Interest on junior subordinated debentures	373,506	296,486
Total interest expense	2,502,222	2,349,083

Net interest income	23,768,980	23,755,731
Provision for loan losses	1,325,000	624,165
Net interest income after provision for loan losses	22,443,980	23,131,566

Non-interest income
Service fees	2,739,076	2,527,943
Income from sold loans	508,795	704,627
Other income from loans	895,884	653,377
Other income	708,574	1,155,405
Total non-interest income	4,852,329	5,041,352

Non-interest expense
Salaries and wages	6,058,000	5,923,001
Employee benefits	2,106,356	2,467,237
Occupancy expenses, net	2,104,346	2,140,141
Other expenses	5,960,259	5,635,925
Total non-interest expense	16,228,961	16,166,304

Income before income taxes	11,067,348	12,006,614
Income tax expense	2,030,148	2,235,305
Net income	$9,037,200	$9,771,309

Earnings per common share	$1.67	$1.82
Weighted average number of common shares used in computing earnings per share	5,396,215	5,338,481
Dividends declared per common share	$0.69	$0.66

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)	Three Months Ended September 30,
	2022	2021

Net income	$3,610,506	$3,699,202

Other comprehensive loss, net of tax:
Unrealized holding loss on securities AFS arising during the period	(8,978,128)	(475,176)
Tax effect	1,885,407	99,786
Other comprehensive loss, net of tax	(7,092,721)	(375,390)
Total comprehensive (loss) income	$(3,482,215)	$3,323,812

	Nine Months Ended September 30,
	2022	2021

Net income	$9,037,200	$9,771,309

Other comprehensive loss, net of tax:
Unrealized holding loss on securities AFS arising during the period	(27,078,956)	(1,515,004)
Tax effect	5,686,580	318,151
Other comprehensive loss, net of tax	(21,392,376)	(1,196,853)
Total comprehensive (loss) income	$(12,355,176)	$8,574,456

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2022
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2022	$13,969,848	$1,500,000	$35,322,063	$37,758,105	$(1,166,971)	$(2,622,777)	$84,760,268

Issuance of common stock	35,597		237,086				272,683
Cash dividends declared
Common stock				(1,236,880)			(1,236,880)
Preferred stock				(12,188)			(12,188)
Comprehensive income
Net income				2,405,542			2,405,542
Other comprehensive loss					(8,744,637)		(8,744,637)
March 31, 2022	$14,005,445	$1,500,000	$35,559,149	$38,914,579	$(9,911,608)	$(2,622,777)	$77,444,788

Issuance of common stock	33,048		287,882				320,930
Cash dividends declared
Common stock				(1,240,049)			(1,240,049)
Preferred stock				(13,124)			(13,124)
Comprehensive income
Net income				3,021,152			3,021,152
Other comprehensive loss					(5,555,018)		(5,555,018)
June 30, 2022	$14,038,493	$1,500,000	$35,847,031	$40,682,558	$(15,466,626)	$(2,622,777)	$73,978,679

Issuance of common stock	33,780		270,581				304,361
Cash dividends declared
Common stock				(1,243,187)			(1,243,187)
Preferred stock				(17,813)			(17,813)
Comprehensive income
Net income				3,610,506			3,610,506
Other comprehensive loss					(7,092,721)		(7,092,721)
September 30, 2022	$14,072,273	$1,500,000	$36,117,612	$43,032,064	$(22,559,347)	$(2,622,777)	$69,539,825

*Accumulated other comprehensive loss

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2021
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2021	$13,818,450	$1,500,000	$34,309,646	$29,368,046	$915,348	$(2,622,777)	$77,288,713

Issuance of common stock	42,523		222,256				264,779
Cash dividends declared
Common stock				(1,169,555)			(1,169,555)
Preferred stock				(12,188)			(12,188)
Redemption of preferred stock							0
Comprehensive income
Net income				3,025,701			3,025,701
Other comprehensive loss					(1,311,905)		(1,311,905)
March 31, 2021	$13,860,973	$1,500,000	$34,531,902	$31,212,004	$(396,557)	$(2,622,777)	$78,085,545

Issuance of common stock	38,695		251,441				290,136
Cash dividends declared
Common stock				(1,173,253)			(1,173,253)
Preferred stock				(12,187)			(12,187)
Comprehensive income
Net income				3,046,406			3,046,406
Other comprehensive income					490,442		490,442
June 30, 2021	$13,899,668	$1,500,000	$34,783,343	$33,072,970	$93,885	$(2,622,777)	$80,727,089

Issuance of common stock	38,017		314,743				352,760
Cash dividends declared
Common stock				(1,176,771)			(1,176,771)
Preferred stock				(12,188)			(12,188)
Comprehensive income
Net income				3,699,202			3,699,202
Other comprehensive loss					(375,390)		(375,390)
September 30, 2021	$13,937,685	$1,500,000	$35,098,086	$35,583,213	$(281,505)	$(2,622,777)	$83,214,702

*Accumulated other comprehensive income (loss)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$9,037,200	$9,771,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, bank premises and equipment	853,685	815,454
Provision for loan losses	1,325,000	624,165
Deferred income tax	(38,020)	(75,779)
Gain on sale of loans	(218,501)	(404,428)
Gain on sale of bank premises and equipment	0	(7,559)
Capital loss on leases	0	63,125
Income from CFS Partners	(386,217)	(834,781)
Amortization of bond premium, net	518,833	355,461
Proceeds from sales of loans held for sale	10,456,242	6,487,773
Originations of loans held for sale	(10,028,741)	(6,002,945)
Increase (decrease) in taxes payable	251,872	(376,202)
(Increase) decrease in interest receivable	(309,185)	257,562
Decrease in mortgage servicing rights	17,084	23,797
Decrease in right-of-use assets	149,011	147,125
Decrease in operating lease liabilities	(153,871)	(147,616)
Increase in other assets	(209,618)	(141,037)
Increase in cash surrender value of BOLI	(60,433)	(63,961)
Amortization of limited partnerships	201,537	272,286
Change in net deferred loan fees and costs	(504,574)	(46,463)
Decrease in interest payable	(25,558)	(29,252)
Decrease in accrued expenses	(4,198)	(126,996)
Increase (decrease) in other liabilities	12,439	(40,317)
Net cash provided by operating activities	10,883,987	10,520,722

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	14,994,113	14,130,683
Purchases	(47,476,763)	(65,972,109)
Proceeds from redemption of restricted equity securities	43,500	0
Purchases of restricted equity securities	0	(600)
Decrease in limited partnership contributions payable	0	(150,000)
Proceeds from distribution from CFS Partners	0	2,000,000
(Increase) decrease in loans, net	(34,956,148)	16,630,097
Capital expenditures net of proceeds from sales of bank premises and equipment	(398,378)	(782,522)
Recoveries of loans charged off	147,510	73,515
Net cash used in investing activities	(67,646,166)	(34,070,936)

9

	2022	2021

Cash Flows from Financing Activities:
Net increase in demand and interest-bearing transaction accounts	5,391,362	24,030,973
Net increase in money market and savings accounts	19,373,851	39,467,248
Net decrease in time deposits	(1,124,017)	(5,694,301)
Net decrease in repurchase agreements	(354,951)	(16,375,099)
Repayments on long-term borrowings	0	(500,000)
Decrease in finance lease obligations	(159,333)	(144,774)
Dividends paid on preferred stock	(43,125)	(36,563)
Dividends paid on common stock	(2,778,271)	(2,495,153)
Net cash provided by financing activities	20,242,277	38,252,331

Net (decrease) increase in cash and cash equivalents	(36,456,663)	14,702,116
Cash and cash equivalents:
Beginning	110,358,926	115,049,920
Ending	$73,902,263	$129,752,036

Supplemental Schedule of Cash Paid During the Period:
Interest	$2,527,780	$2,378,335

Income taxes, net of refunds	$1,614,759	$2,415,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized loss on securities AFS	$(27,078,956)	$(1,515,004)

Additions to finance lease obligations	$0	$3,955,252

Common Shares Dividends Paid:
Dividends declared	$3,720,116	$3,519,579
Increase in dividends payable attributable to dividends declared	(43,871)	(116,751)
Dividends reinvested	(897,974)	(907,675)
Total dividends paid	$2,778,271	$2,495,153

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

Certain amounts disclosed in the Notes below for the 2021 annual and three- and nine-month periods of 2021 have been reclassified to conform to the current year presentation.

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

ABS:	Asset backed security	FDIC:	Federal Deposit Insurance Corporation
AFS:	Available-for-sale	FHLBB:	Federal Home Loan Bank of Boston
Agency MBS:	MBS issued by a US government agency	FHLMC:	Federal Home Loan Mortgage Corporation
	or GSE	FOMC:	Federal Open Market Committee
ALCO:	Asset Liability Committee	FRB:	Federal Reserve Board
ALL:	Allowance for loan losses	FRBB:	Federal Reserve Bank of Boston
AOCI:	Accumulated other comprehensive income	GAAP:	Generally Accepted Accounting Principles
ASC:	Accounting Standards Codification		in the United States
ASU:	Accounting Standards Update	GSE:	Government sponsored enterprise
Bancorp:	Community Bancorp.	HTM:	Held-to-maturity
Bank:	Community National Bank	ICS:	Insured Cash Sweeps of the InterFi Network
BIC:	Borrower-in-Custody	IRS:	Internal Revenue Service
Board:	Board of Directors	JNE:	Jobs for New England
BOLI:	Bank owned life insurance	Jr:	Junior
bp or bps:	Basis point(s)	LIBOR	London Interbank Offered Rate
CDARS:	Certificate of Deposit Accounts Registry	MBS:	Mortgage-backed security
	Service of the InterFi Network	MSRs:	Mortgage servicing rights
CDs:	Certificates of deposit	NII:	Net interest income
CDI:	Core deposit intangible	OAS:	Other amortizing security
CECL:	Current Expected Credit Loss	OCI:	Other comprehensive income (loss)
CFSG:	Community Financial Services Group, LLC	OREO:	Other real estate owned
CFS Partners:	Community Financial Services Partners,	OTTI:	Other-than-temporary impairment
	LLC	PMI:	Private mortgage insurance
CMO	Collateralized Mortgage Obligations	PPP:	Paycheck Protection Program
Company:	Community Bancorp. and Subsidiary	RD:	USDA Rural Development
COVID-19:	Coronavirus Disease 2019	SBA:	U.S. Small Business Administration
CRE:	Commercial Real Estate	SEC:	U.S. Securities and Exchange Commission
DDA or DDAs:	Demand Deposit Account(s)	SOFR:	Secured Overnight Financing Rate
DTC:	Depository Trust Company	TDR:	Troubled-debt restructuring
DRIP:	Dividend Reinvestment Plan	USDA:	U.S. Department of Agriculture
Exchange Act:	Securities Exchange Act of 1934	VA:	U.S. Veterans Administration
FASB:	Financial Accounting Standards Board

Note 2.  Recent Accounting Developments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses over the life of a loan. The new guidance, which is referred to as the current expected credit loss, or CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses over the life of the loans. A modified version of these requirements also applies to debt securities classified as available for sale, which will require that credit losses on those securities be recorded through an allowance for credit losses rather than a write-down.  The ASU will require a change in the Company's methodology for calculating its ALL and allowance on unused commitments.  The Company will transition from an incurred loss model to an expected loss model, which may result in an increase in the ALL upon adoption and may negatively impact the Company’s and the Bank's retained earnings and regulatory capital ratios.  The Company has formed a committee to assess the implications of this new pronouncement and transitioned to a software solution for preparing the ALL calculation and related reports that management believes provides the Company with stronger data integrity, ease and efficiency in ALL preparation.  The new software solution also provides numerous training opportunities for the appropriate personnel within the Company.  The Company has gathered and is continuing to analyze the historical data to serve as a basis for estimating the ALL under CECL and continues to evaluate the anticipated impact of the adoption of the ASU on its consolidated financial statements. The ASU will become effective for the Company beginning with the 2023 fiscal year including interim periods. Parallel calculations under the existing ALL methodology and the CECL model are being run throughout 2022 in preparation for the transition to CECL.  Based on the September 30, 2022 parallel calculation, the required adjustment would not have a material impact to retained earnings and regulatory capital.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  The guidance amends Topic 326 (CECL) to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty.  Specifically, rather than applying TDR recognition and measurement guidance, under the CECL model creditors will determine whether a modification results in a new loan or continuation of existing loan.  These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.  Additionally, the amendments to Topic 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination.  The guidance will become effective for the Company beginning with the fiscal year 2023, including interim periods.  The Company is assessing the impact of ASU No. 2022-02 but does not expect that its adoption will have a material impact on the consolidated financial statements.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended September 30,	2022	2021

Net income, as reported	$3,610,506	$3,699,202
Less: dividends to preferred shareholders	17,813	12,188
Net income available to common shareholders	$3,592,693	$3,687,014
Weighted average number of common shares
used in calculating earnings per share	5,409,612	5,354,187
Earnings per common share	$0.66	$0.69

Nine Months Ended September 30,	2022	2021

Net income, as reported	$9,037,200	$9,771,309
Less: dividends to preferred shareholders	43,125	36,563
Net income available to common shareholders	$8,994,075	$9,734,746
Weighted average number of common shares
used in calculating earnings per share	5,396,215	5,338,481
Earnings per common share	$1.67	$1.82

Note 4.  Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2022
U.S. GSE debt securities	$12,000,000	$0	$1,642,690	$10,357,310
U.S. Government securities	41,409,349	0	3,405,554	38,003,795
Taxable Municipal securities	300,000	0	62,749	237,251
Tax-Exempt Municipal securities	11,695,449	0	1,358,635	10,336,814
Agency MBS	135,295,287	13,719	21,423,964	113,885,042
ABS and OAS	2,929,176	0	245,888	2,683,288
CMO	8,690,193	0	359,280	8,330,913
Other investments	3,464,000	0	71,093	3,392,907
Total	$215,783,454	$13,719	$28,569,853	$187,227,320

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2021
U.S. GSE debt securities	$12,001,978	$36,024	$209,504	$11,828,498
U.S. Government securities	32,374,935	0	333,894	32,041,041
Taxable Municipal securities	300,000	0	1,267	298,733
Tax-Exempt Municipal securities	830,279	1,167	67	831,379
Agency MBS	128,291,487	184,002	1,342,968	127,132,521
ABS and OAS	2,131,610	82,414	0	2,214,024
CMO	1,451,349	0	30,891	1,420,458
Other investments	6,438,000	142,199	4,394	6,575,805
Total	$183,819,638	$445,806	$1,922,985	$182,342,459

Investments pledged as collateral for repurchase agreements consisted of U.S. GSE debt securities, Agency MBS, ABS and OAS, and CMO.  These repurchase agreements mature daily.  These pledged investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

September 30, 2022	$57,108,669	$47,466,870
December 31, 2021	63,045,599	62,256,702

There were no sales of debt securities during the first nine months of 2022 or 2021.

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
September 30, 2022
Due in one year or less	$1,730,000	$1,725,887
Due from one to five years	53,992,787	49,890,108
Due from five to ten years	10,409,071	9,091,245
Due after ten years	14,356,309	12,635,038
Agency MBS	135,295,287	113,885,042
Total	$215,783,454	$187,227,320

December 31, 2021
Due in one year or less	$3,470,000	$3,508,582
Due from one to five years	36,860,731	36,619,130
Due from five to ten years	13,065,163	12,942,726
Due after ten years	2,132,257	2,139,500
Agency MBS	128,291,487	127,132,521
Total	$183,819,638	$182,342,459

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
September 30, 2022
U.S. GSE debt securities	$5,304,930	$695,070	$5,052,380	$947,620	11	$10,357,310	$1,642,690
U.S. Government securities	25,893,729	1,886,208	12,110,066	1,519,346	54	38,003,795	3,405,554
Taxable Municipal securities	237,251	62,749	0	0	1	237,251	62,749
Tax-Exempt Municipal securities	10,336,814	1,358,635	0	0	22	10,336,814	1,358,635
Agency MBS	53,405,680	8,835,995	58,983,039	12,587,969	119	112,388,719	21,423,964
ABS and OAS	2,683,288	245,888	0	0	4	2,683,288	245,888
CMO	7,572,585	276,853	758,328	82,427	8	8,330,913	359,280
Other investments	3,173,963	42,037	218,944	29,056	14	3,392,907	71,093
Total	$108,608,240	$13,403,435	$77,122,757	$15,166,418	233	$185,730,997	$28,569,853

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
December 31, 2021
U.S. GSE debt securities	$5,869,117	$130,883	$1,921,379	$78,621	7	$7,790,496	$209,504
U.S. Government securities	32,041,041	333,894	0	0	46	32,041,041	333,894
Taxable Municipal securities	298,733	1,267	0	0	1	298,733	1,267
Tax-Exempt Municipal securities	330,212	67	0	0	1	330,212	67
Agency MBS	107,061,452	1,128,587	8,809,493	214,381	84	115,870,945	1,342,968
CMO	1,420,458	30,891	0	0	3	1,420,458	30,891
Other investments	491,606	4,394	0	0	2	491,606	4,394
Total	$147,512,619	$1,629,983	$10,730,872	$293,002	144	$158,243,491	$1,922,985

The unrealized losses for all periods presented were principally attributable to changes in prevailing interest rates for similar types of securities and not deterioration in the creditworthiness of the issuer.

Management evaluates its debt securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions, or adverse developments relating to the issuer, warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies or other adverse developments in the status of the securities have occurred, and the results of reviews of the issuer's financial condition.  As of September 30, 2022 and December 31, 2021, there were no declines in the fair value of any of the securities reflected in the table above that were deemed by management to be OTTI.

Note 5.  Loans, Allowance for Loan Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	September 30,	December 31,
	2022	2021

Commercial & industrial	$121,224,062	$111,125,622
Purchased loans	8,078,281	9,807,848
Commercial real estate	324,327,160	300,958,931
Municipal	40,164,698	47,955,231
Residential real estate - 1st lien	192,566,579	181,316,345
Residential real estate - Jr lien	33,773,471	34,359,864
Consumer	4,059,750	4,464,692
Total loans	724,194,001	689,988,533

ALL	(8,432,086)	(7,710,256)
Deferred net loan costs (fees)	466,602	(37,972)
Net loans	$716,228,517	$682,240,305

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

						Non-	90 Days or
		90 Days	Total			Accrual	More and
September 30, 2022	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$1,335,118	$29,375	$1,364,493	$119,859,569	$121,224,062	$3,422,395	$0
Purchased loans	0	0	0	8,078,281	8,078,281	0	0
Commercial real estate	653,091	1,834,037	2,487,128	321,840,032	324,327,160	3,814,958	222,998
Municipal	0	0	0	40,164,698	40,164,698	0	0
Residential real estate
- 1st lien	452,927	655,316	1,108,243	191,458,336	192,566,579	1,231,602	369,172
- Jr lien	291,722	152,160	443,882	33,329,589	33,773,471	133,776	152,160
Consumer	10,364	0	10,364	4,049,386	4,059,750	0	0
Totals	$2,743,222	$2,670,888	$5,414,110	$718,779,891	$724,194,001	$8,602,731	$744,330

						Non-	90 Days or
		90 Days	Total			Accrual	More and
December 31, 2021	30-89 Days	or More	Past Due	Current	Total Loans	Loans	Accruing

Commercial & industrial	$833,875	$0	$833,875	$110,291,747	$111,125,622	$98,661	$0
Purchased loans	0	0	0	9,807,848	9,807,848	0	0
Commercial real estate	49,450	2,400,514	2,449,964	298,508,967	300,958,931	4,517,839	0
Municipal	0	0	0	47,955,231	47,955,231	0	0
Residential real estate
- 1st lien	1,190,300	608,775	1,799,075	179,517,270	181,316,345	1,180,563	506,827
- Jr lien	51,837	86,476	138,313	34,221,551	34,359,864	143,566	86,476
Consumer	9,741	0	9,741	4,454,951	4,464,692	0	0
Totals	$2,135,203	$3,095,765	$5,230,968	$684,757,565	$689,988,533	$5,940,629	$593,303

For all loan segments, loans over 30 days past due are considered delinquent.

As of the balance sheet dates presented, loans in process of foreclosure consisted of the following residential mortgage loans:

	Number of loans	Balance

September 30, 2022	2	$151,645
December 31, 2021	5	195,082

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

General component

The general component of the ALL is based on historical loss experience and various qualitative factors and is stratified by the following loan segments: commercial and industrial, purchased loans, CRE, municipal, residential real estate 1st lien, residential real estate Jr lien and consumer loans. The Company does not disaggregate its portfolio segments further into classes.

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

The tables below summarize changes in the ALL and select loan information, by portfolio segment, for the periods indicated.

As of or for the three months ended September 30, 2022

					Residential	Residential
	Commercial	Purchased	Commercial		Real Estate	Real Estate
	& Industrial	Loans	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$1,107,248	$59,822	$4,808,324	$58,319	$1,845,508	$181,214	$41,556	$130,782	$8,232,773
Charge-offs	(26,922)	0	0	0	0	0	(14,915)	0	(41,837)
Recoveries	10,407	0	0	0	98,600	1,298	5,845	0	116,150
Provision (credit)	794	(3,274)	95,775	13,977	(130,711)	232	20,434	127,773	125,000
ALL ending balance	$1,091,527	$56,548	$4,904,099	$72,296	$1,813,397	$182,744	$52,920	$258,555	$8,432,086

As of or for the nine months ended September 30, 2022

					Residential	Residential
	Commercial	Purchased	Commercial		Real Estate	Real Estate
	& Industrial	Loans	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$870,392	$68,655	$4,151,760	$76,728	$1,765,892	$182,014	$55,698	$539,117	$7,710,256
Charge-offs	(47,500)	0	(667,474)	0	0	0	(35,706)	0	(750,680)
Recoveries	12,862	0	0	0	111,163	3,728	19,757	0	147,510
Provision (credit)	255,773	(12,107)	1,419,813	(4,432)	(63,658)	(2,998)	13,171	(280,562)	1,325,000
ALL ending balance	$1,091,527	$56,548	$4,904,099	$72,296	$1,813,397	$182,744	$52,920	$258,555	$8,432,086

ALL evaluated for impairment
Individually	$4,259	$0	$8,867	$0	$96,784	$4	$0	$0	$109,914
Collectively	1,087,268	56,548	4,895,232	72,296	1,716,613	182,740	52,920	258,555	8,322,172
Total	$1,091,527	$56,548	$4,904,099	$72,296	$1,813,397	$182,744	$52,920	$258,555	$8,432,086

Loans evaluated for impairment
Individually	$3,408,207	$0	$3,812,657	$0	$3,670,995	$79,742	$0		$10,971,601
Collectively	117,815,855	8,078,281	320,514,503	40,164,698	188,895,584	33,693,729	4,059,750		713,222,400
Total	$121,224,062	$8,078,281	$324,327,160	$40,164,698	$192,566,579	$33,773,471	$4,059,750		$724,194,001

As of or for the year ended December 31, 2021

					Residential	Residential
	Commercial	Purchased	Commercial		Real Estate	Real Estate
	& Industrial	Loans	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$778,287	$64,260	$3,854,153	$82,211	$1,735,304	$234,896	$60,461	$398,913	$7,208,485
Charge-offs	(18,847)	0	(22,000)	0	(98,704)	0	(87,651)	0	(227,202)
Recoveries	4,761	0	27,160	0	7,636	10,821	54,430	0	104,808
Provision (credit)	106,191	4,395	292,447	(5,483)	121,656	(63,703)	28,458	140,204	624,165
ALL ending balance	$870,392	$68,655	$4,151,760	$76,728	$1,765,892	$182,014	$55,698	$539,117	$7,710,256

ALL evaluated for impairment
Individually	$0	$0	$0	$0	$79,978	$0	$0	$0	$79,978
Collectively	870,392	68,655	4,151,760	76,728	1,685,914	182,014	55,698	539,117	7,630,278
Total	$870,392	$68,655	$4,151,760	$76,728	$1,765,892	$182,014	$55,698	$539,117	$7,710,256

Loans evaluated for impairment
Individually	$93,362	$0	$4,553,734	$0	$3,720,503	$88,563	$0		$8,456,162
Collectively	111,032,260	9,807,848	296,405,197	47,955,231	177,595,842	34,271,301	4,464,692		681,532,371
Total	$111,125,622	$9,807,848	$300,958,931	$47,955,231	$181,316,345	$34,359,864	$4,464,692		$689,988,533

As of or for the three months ended September 30, 2021

					Residential	Residential
	Commercial	Purchased	Commercial		Real Estate	Real Estate
	& Industrial	Loans	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$823,737	$75,426	$3,932,846	$57,292	$1,655,042	$201,269	$61,224	$912,420	$7,719,256
Charge-offs	0	0	0	0	0	0	(30,638)	0	(30,638)
Recoveries	0	0	20,162	0	2,275	8,641	10,444	0	41,522
Provision (credit)	6,485	(3,284)	(56,471)	28,748	(10,532)	(20,684)	37,843	107,062	89,167
ALL ending balance	$830,222	$72,142	$3,896,537	$86,040	$1,646,785	$189,226	$78,873	$1,019,482	$7,819,307

As of or for the nine months ended September 30, 2021

					Residential	Residential
	Commercial	Purchased	Commercial		Real Estate	Real Estate
	& Industrial	Loans	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$778,287	$64,260	$3,854,153	$82,211	$1,735,304	$234,896	$60,461	$398,913	$7,208,485
Charge-offs	(18,847)	0	0	0	0	0	(68,011)	0	(86,858)
Recoveries	4,761	0	27,160	0	4,602	9,601	27,391	0	73,515
Provision (credit)	66,021	7,882	15,224	3,829	(93,121)	(55,271)	59,032	620,569	624,165
ALL ending balance	$830,222	$72,142	$3,896,537	$86,040	$1,646,785	$189,226	$78,873	$1,019,482	$7,819,307

Impaired loans, by portfolio segment, were as follows:

	As of September 30, 2022
		Unpaid
	Recorded	Principal	Related
	Investment(1)	Balance	Allowance

Related allowance recorded
Commercial & industrial	$954,098	$965,266	$4,259
Commercial real estate	249,709	252,806	8,867
Residential real estate
1st lien	1,172,194	1,192,445	96,784
Jr lien	2,532	2,529	4
Total with related allowance	2,378,533	2,413,046	109,914

No related allowance recorded
Commercial & industrial	2,454,109	2,525,175
Commercial real estate	3,563,089	4,751,499
Residential real estate
1st lien	2,511,284	3,515,246
Jr lien	77,213	124,795
Total with no related allowance	8,605,695	10,916,715

Total impaired loans	$10,984,228	$13,329,761	$109,914

(1)	Recorded investment in impaired loans as of September 30, 2022 includes accrued interest receivable of $12,627.

	As of September 30, 2022
	Three Months Ended		Nine Months Ended
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Related allowance recorded
Commercial & industrial	$477,049	$0	$238,525	$0
Commercial real estate	124,854	0	62,427	0
Residential real estate
1st lien	1,031,145	31,349	969,497	58,306
Jr lien	1,266	147	633	247
Total with related allowance	1,634,314	31,496	1,271,082	58,553

No related allowance recorded
Commercial & industrial	1,299,959	0	728,879	204
Commercial real estate	3,479,786	72,754	3,806,739	74,245
Residential real estate
1st lien	2,686,280	27,154	2,814,818	119,663
Jr lien	79,809	0	83,471	0
Total with no related allowance	7,545,834	99,908	7,433,907	194,112

Total impaired loans	$9,180,148	$131,404	$8,704,989	$252,665

	As of December 31, 2021
		Unpaid
	Recorded	Principal	Related
	Investment(1)	Balance	Allowance

Related allowance recorded
Residential real estate
1st lien	$702,586	$716,118	$79,978
Jr lien	0	0	0
Total with related allowance	702,586	716,118	79,978

No related allowance recorded
Commercial & industrial	93,362	115,414
Commercial real estate	4,554,074	5,108,557
Residential real estate
1st lien	3,050,647	4,076,352
Jr lien	88,570	132,802
Total with no related allowance	7,786,653	9,433,125

Total impaired loans	$8,489,239	$10,149,243	$79,978

(1)	Recorded investment in impaired loans as of December 31, 2021 includes accrued interest receivable and deferred net loan costs of $33,077.

	As of September 30, 2021
		Unpaid
	Recorded	Principal	Related
	Investment(1)	Balance	Allowance

Related allowance recorded
Residential real estate
1st lien	$793,401	$804,655	$88,874
Jr lien	3,836	3,833	159
Total with related allowance	797,237	808,488	89,033

No related allowance recorded
Commercial & industrial	140,098	161,331
Commercial real estate	3,711,470	4,210,006
Residential real estate
1st lien	3,094,255	3,991,516
Jr lien	130,551	176,460
Total with no related allowance	7,076,374	8,539,313

Total impaired loans	$7,873,611	$9,347,801	$89,033

(1)	Recorded investment in impaired loans as of September 30, 2021 includes accrued interest receivable and deferred net loan costs of $34,179.

	As of September 30, 2021
	Three Months Ended		Nine Months Ended
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Related allowance recorded
Residential real estate
1st lien	$785,752	$15,682	$897,008	$48,200
Jr lien	4,008	104	4,315	332
Total with related allowance	789,760	15,786	901,323	48,532

No related allowance recorded
Commercial & industrial	261,153	0	339,386	204
Commercial real estate	2,795,979	74,162	2,295,473	78,462
Residential real estate
1st lien	3,253,698	43,926	3,402,302	155,005
Jr lien	133,148	0	133,861	0
Total with no related allowance	6,443,978	118,088	6,171,022	233,671

Total impaired loans	$7,233,738	$133,874	$7,072,345	$282,203

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

The risk ratings within the loan portfolio, by segment, as of the balance sheet dates were as follows:

As of September 30, 2022

					Residential	Residential
	Commercial	Purchased	Commercial		Real Estate	Real Estate
	& Industrial	Loans	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$112,114,846	$8,078,281	$313,323,279	$40,164,698	$189,037,878	$33,534,308	$4,059,750	$700,313,040
Group B	6,156,202	0	2,896,559	0	0	0	0	9,052,761
Group C	2,953,014	0	8,107,322	0	3,528,701	239,163	0	14,828,200
Total	$121,224,062	$8,078,281	$324,327,160	$40,164,698	$192,566,579	$33,773,471	$4,059,750	$724,194,001

As of December 31, 2021

					Residential	Residential
	Commercial	Purchased	Commercial		Real Estate	Real Estate
	& Industrial	Loans	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$107,799,925	$9,807,848	$285,732,365	$47,955,231	$177,456,149	$34,166,076	$4,464,692	$667,382,286
Group B	693,084	0	6,550,335	0	0	0	0	7,243,419
Group C	2,632,613	0	8,676,231	0	3,860,196	193,788	0	15,362,828
Total	$111,125,622	$9,807,848	$300,958,931	$47,955,231	$181,316,345	$34,359,864	$4,464,692	$689,988,533

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

The Company has adopted the TDR guidance issued by the federal banking agencies in March and April 2020 regarding the treatment of certain short-term loan modifications relating to the COVID-19 pandemic. Under this guidance, qualifying concessions and modifications are not considered TDRs.  In total, throughout the pandemic, the Company granted short term loan concessions and/or modifications within the terms of this guidance to 595 borrowers. Of those loans, 322 remained on the books with an aggregate principal balance of $89.6 million as of September 30, 2022.  None of these loans were in a deferral status as of September 30, 2022; however these loans may bear a higher risk of default in future periods.

There were no new TDRs for the three months ended September 30, 2022.  New TDRs, by portfolio segment, during the periods presented below were as follows:

Nine months ended September 30, 2022
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate - 1st lien	1	$292,592	$292,592

	Year ended December 31, 2021
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial & industrial	1	$41,751	$41,751
Commercial real estate	2	3,153,402	3,153,402
Residential real estate – 1st lien	1	67,007	67,007
	4	$3,262,160	$3,262,160

	Three months ended September 30, 2021			Nine months ended September 30, 2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial & industrial	0	$0	$0	1	$41,751	$41,751
Commercial real estate	1	2,250,000	2,250,000	1	2,250,000	2,250,000
	1	$2,250,000	$2,250,000	2	$2,291,751	$2,291,751

The TDRs for which there was a payment default during the twelve month periods presented below were as follows:

For the twelve months ended September 30, 2022

	Number of	Recorded
	Contracts	Investment

Commercial real estate	1	$818,570

For the twelve months ended December 31, 2021

	Number of	Recorded
	Contracts	Investment

Commercial & industrial	1	$38,001
Commercial real estate	2	3,081,810
	3	$3,119,811

For the twelve months ended September 30, 2021

	Number of	Recorded
	Contracts	Investment

Commercial & industrial	1	$38,751

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

The specific allowances within the ALL related to TDRs as of the balance sheet dates are presented in the table below.

	September 30,	December 31,
	2022	2021

Specific Allocation	$96,788	$79,978

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

	September 30,	December 31,
Assets: (market approach)	2022	2021

Level 1
U.S. Government securities	$38,003,795	$32,041,041

Level 2
U.S. GSE debt securities	$10,357,310	$11,828,498
Taxable Municipal securities	237,251	298,733
Tax-Exempt Municipal securities	10,336,814	831,379
Agency MBS	113,885,042	127,132,521
ABS and OAS	2,683,288	2,214,024
CMO	8,330,913	1,420,458
Other investments	3,392,907	6,575,805
Level 2 Total	$149,223,525	$150,301,418

Grand Total	$187,227,320	$182,342,459

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

	September 30,	December 31,
Level 2	2022	2021
Assets: (market approach)
Impaired loans, net of related allowance	$1,706,713	$177,523
Loans held-for-sale	130,000	339,000
MSRs (1)	880,636	897,720

(1)	Represents MSRs at lower of cost or fair value.

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below.  The estimated fair values of the Company's financial instruments as of the balance sheet dates were as follows:

September 30, 2022		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$73,902	$73,902	$0	$0	$73,902
Debt securities AFS	187,227	38,004	149,224	0	187,228
Restricted equity securities	1,391	0	1,391	0	1,391
Loans and loans held-for-sale, net of ALL
Commercial & industrial	120,042	0	30	118,839	118,869
Purchased loans	8,019	0	0	7,793	7,793
Commercial real estate	319,267	0	1,611	309,336	310,947
Municipal	40,078	0	0	40,847	40,847
Residential real estate - 1st lien	191,369	0	66	177,558	177,624
Residential real estate - Jr lien	33,578	0	0	33,348	33,348
Consumer	4,006	0	0	4,005	4,005
MSRs (1)	881	0	1,295	0	1,295
Accrued interest receivable	2,710	0	2,710	0	2,710

Financial liabilities:
Deposits
Other deposits	902,792	0	898,813	0	898,813
Brokered deposits	249	0	224	0	224
Long-term borrowings	1,300	0	1,031	0	1,031
Repurchase agreements	32,255	0	32,255	0	32,255
Operating lease obligations	710	0	710	0	710
Finance lease obligations	3,699	0	3,699	0	3,699
Subordinated debentures	12,887	0	12,757	0	12,757
Accrued interest payable	33	0	33	0	33

(1)	Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

December 31, 2021		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$110,359	$110,359	$0	$0	$110,359
Debt securities AFS	182,342	32,041	150,301	0	182,342
Restricted equity securities	1,434	0	1,434	0	1,434
Loans and loans held-for-sale, net of ALL
Commercial & industrial	109,574	0	0	110,284	110,284
Purchased loans	9,808	0	0	9,862	9,862
Commercial real estate	296,528	0	29	297,339	297,368
Municipal	47,841	0	0	49,419	49,419
Residential real estate - 1st lien	180,271	0	149	180,302	180,451
Residential real estate - Jr lien	34,151	0	0	34,189	34,189
Consumer	4,406	0	0	4,436	4,436
MSRs (1)	898	0	995	0	995
Accrued interest receivable	2,401	0	2,401	0	2,401

Financial liabilities:
Deposits
Other deposits	879,151	0	879,545	0	879,545
Brokered deposits	249	0	246	0	246
Long-term borrowings	1,300	0	1,179	0	1,179
Repurchase agreements	32,610	0	32,610	0	32,610
Operating lease obligations	864	0	864	0	864
Finance lease obligations	3,858	0	3,858	0	3,858
Subordinated debentures	12,887	0	12,868	0	12,868
Accrued interest payable	59	0	59	0	59

(1)	Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

Note 8.  Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021

Balance at beginning of year	$897,720	$922,146
MSRs capitalized	99,014	147,328
MSRs amortized	(116,098)	(225,404)
Change in valuation allowance	0	53,650
Balance at end of period	$880,636	$897,720

Note 9.  Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10.  Subsequent Events

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On September 7, 2022, the Company’s Board declared a cash dividend of $0.23 per common share, payable November 1, 2022 to shareholders of record as of October 15, 2022.  This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Period Ended September 30, 2022

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly-owned subsidiary, Community National Bank, as of September 30, 2022 and December 31, 2021, and its consolidated results of operations for the three- and nine-month interim periods and one year period presented.  The Company is considered a “smaller reporting company” and a “non-accelerated filer” under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its audited statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two year, rather than a three year, period and intends to provide smaller reporting company scaled disclosures where management deems it appropriate.

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

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities:

•	interest rates change in such a way as to negatively affect loan demand, the local economy or the Company's net income, asset valuations or margins;
•	general economic or business conditions, either nationally, regionally or locally, deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services;
•	the impact of inflation on the Company’s customers and on its financial results and performance;
•	changes in the United States monetary and fiscal policies, including the interest rate policies of the FRB and its regulation of the money supply;
•	changes in applicable accounting policies, practices and standards, including, without limitation, implementation of pending changes to the measurement of credit losses in financial statements under U.S. GAAP pursuant to the CECL model;
•	the geographic concentration of the Company’s loan portfolio and deposit base;
•	the planned phase out of three month LIBOR by June 30, 2023, which could adversely affect the Company’s interest costs in future periods on its $12,887,000 in principal amount of Junior Subordinated Debentures due December 12, 2037, which currently bear interest at a variable rate, adjusted quarterly, equal to 3-month LIBOR, plus 2.85%;
•	reductions in deposit levels, which necessitate increased borrowings to fund loans and investments;
•	changes in the level of nonperforming assets and charge-offs;
•	changes in federal or state tax laws or policy;

•	changes in laws or government rules, including the rules of the federal Consumer Financial Protection Bureau, or the way in which courts or government agencies interpret or implement those laws or rules, increase our costs of doing business, causing us to limit or change our product offerings or pricing, or otherwise adversely affect the Company's business;
•	competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial services industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems;
•	cybersecurity risks could adversely affect the Company’s business, financial performance or reputation and could result in financial liability for losses incurred by customers or others due to data breaches or other compromise of the Company’s information security systems;
•	higher-than-expected costs are incurred relating to information technology or difficulties arise in implementing technological enhancements;
•	management’s risk management measures may not be completely effective;
•	changes in consumer and business spending, borrowing and savings habits;
•	the continuing effects of COVID-19 and emerging variants of the virus on our Company, the communities where we have branches and loan production offices, the State of Vermont and the national and global economies and overall stability of the financial markets;
•	the continuing effects of government and regulatory responses to the COVID-19 pandemic;
•	operational and internal system failures due to changes in normal business practices, including remote working for Company staff;
•	increased cybercrime and payment system risk due to increase usage by customers of online and other remote banking channels;
•	the ongoing challenges to find qualified workers to maintain a stable workforce;
•	losses due to the fraudulent or negligent conduct of third parties, including the Company’s service providers, customers and employees; and
•	adverse changes in the credit rating of U.S. government debt.

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

OVERVIEW

The Company’s consolidated assets on September 30, 2022 were $1,026,884,950 compared to $1,019,105,799 at December 31, 2021, an increase of 0.8%.  Significant changes in the asset base were due to an increase in net loans of $34.0 million, or 5.0%, and an increase in the available-for-sale investment portfolio of $4.9 million, or 2.7%, which was partially offset by a decrease of $36.5 million, or 33.0%, in cash and cash equivalents.  This demonstrates the Company’s efforts to deploy cash into higher earning assets.  The increase in the loan portfolio was primarily attributable to an increase of $20.0 million in commercial & industrial loans and $23.3 million in CRE loans, which was partially offset by an $11.1 million decrease in PPP loans and $7.8 million in municipal loan balances.

Total deposits on September 30, 2022 were $903,041,149 compared to $879,399,953 on December 31, 2021, an increase of $23.6 million, or 2.7%. Savings accounts increased $11.5 million, or 6.8%, followed by money market funds with an increase of $7.9 million, or 6.1%.

Consolidated net income for the third quarter of 2022 decreased $88,696, or 2.4% to $3.6 million compared to $3.7 million in the third quarter of 2021.  Income for the first nine months of 2022 decreased $734,109 to $9.0 million compared to $9.7 million in the same period of 2021.  Year over year, a $3.2 million decrease in PPP loan processing fees from the SBA and an increase of $700,835 in provision for loan losses was partially offset by an increase of $1.4 million in interest income from the Company’s debt securities portfolio and an increase in interest income from loans totaling $1.58 million, which includes interest adjustments of approximately $286 thousand for loans coming out of non-accrual status.  Also contributing to the offset was a decrease of $74,979 in interest expense on savings and money market deposits, and a decrease of $226,062 in interest expense on time deposits.  These changes and other significant changes are discussed in the appropriate income sections of this MD&A.

Total interest income increased $221,392 or 2.4%, for the third quarter of 2022, compared to the same quarter in 2021, and increased $166,388, or 0.6%, year over year, due to the changes discussed in the previous paragraph related to PPP loan processing fees and investment and loan income.  The investment portfolio has increased considerably year over year, accounting for the increase in investment income.  Negatively impacting interest income for the three- and nine-month comparison periods was the amortization of the SBA PPP fees in the amount of $36,182 for the third quarter of 2022, compared to $1.6 million for the same quarter in 2021, and $469,929 for the first nine months of 2022, compared to $3.7 million for the same period in 2021.

Total interest expense increased $329,895, or 45.3%, for the third quarter of 2022, compared to the same quarter in 2021, and increased $153,139, or 6.5%, for the first nine months of 2022 compared to the same period in 2021.  The recent increases in the fed funds rate have put more pressure on deposit pricing, resulting in an increase in the Company’s money market and time deposit rates. Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section for more information on the impact that the actions of the FRB’s FOMC in regulating interest rates, and changes in the yield curve, could have on net interest income.

The provision for loan losses for the third quarter of 2022 was $125,000 compared to $89,167 for the same quarter of 2021, resulting in an increase of $35,833, or 40.2%, between periods.  The provision for loan losses for the first nine months of 2022 was $1.3 million compared to $624,165 for the same period in 2021, resulting in an increase of $700,835, or 112.3%, between periods.  This increase to the provision was driven primarily by a write-down on a non-performing CRE loan totaling $667,474 during March 2022, as well as increases to the reserve due to the increase in the commercial loan portfolios, both secured and unsecured.  Please refer to the ALL and provisions discussion in the Credit Risk section for more information.

Equity capital decreased to $69.5 million, with a book value per share of $12.56 as of September 30, 2022, compared to $84.8 million and a book value of $15.48 as of December 31, 2021.  This decrease in equity capital is directly related to the increase of unrealized losses in the investment portfolio, reflecting rising bond rates, which resulted in an increase of $21.4 million, net of tax, in the accumulated other comprehensive loss in the shareholders’ equity portion of the balance sheet.  This position is considered temporary and does not impact the Company’s regulatory capital ratios.

On September 7, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.23 per common share, payable on November 1, 2022 to shareholders of record on October 15, 2022.

As of September 30, 2022, all of the Company’s capital ratios, and those of our subsidiary Bank, were in excess of applicable regulatory requirements.  While we believe that we have sufficient capital to withstand an economic downturn from any headwinds related to inflation or recessionary periods, should one occur, our equity capital and regulatory capital ratios could be adversely impacted, including as a result of credit losses and other adverse impacts of the pandemic, deteriorating economic conditions, or government monetary policy.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared according to U.S. GAAP.  The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities in the consolidated financial statements and related notes.  The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Because of the significance of these estimates and assumptions, there is a high likelihood that materially different amounts would be reported for the Company under different conditions or using different assumptions or estimates.  Management evaluates on an ongoing basis its judgment as to which policies are considered to be critical, and communicates all evaluations with the Company’s Audit Committee.

The Company’s critical accounting policies govern:

•	the ALL;
•	OREO;
•	OTTI of debt securities;
•	valuation of residential MSRs; and
•	the carrying value of goodwill.

These policies are described in the Company’s 2021 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements.  There were no material changes during the first nine months of 2022 in the Company’s critical accounting policies.

RESULTS OF OPERATIONS

Net income for the third quarter of 2022 was $3,610,506 or $0.66 per common share compared to $3,699,202 or $0.69 per common share for the same quarter of 2021.  Net income for the first nine months of 2022 was $9,037,200 or $1.67 per common share, compared to $9,771,309 or $1.82 per common share for the same period of 2021.  Core earnings (NII) for the third quarter of 2022 were $8.37 million compared to $8.48 million for the same quarter in 2021 and $23.77 million for the first nine months of 2022 compared to $23.76 million for the same period in 2021.  As noted in the Overview, the moderate changes in NII in both periods primarily reflect the decrease in the amortization of fees from administering PPP loans, which enhanced NII in 2021.  Over the past year, the portfolio of PPP loans has decreased, as these loans are forgiven and paid in full by the SBA.  The PPP loan portfolio balance decreased from $92.6 million at the end of February 2021 to $12.2 million at December 31, 2021 and then to $1.1 million as of September 30, 2022.  As these loans are paid in full, the unamortized fees are taken into income, resulting in a decrease in income year over year.  Interest paid on deposits, which is the major component of total interest expense, increased $243,656, or 41.0% between the third quarter comparison periods and $44,737, or 2.3%, year over year, driven primarily by the increases in the fed funds rate during 2022.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following tables show these ratios annualized, as well as other equity ratios monitored by management, for the comparison periods presented.

	Three Months Ended September 30,
	2022	2021
Return on average assets	1.41%	1.54%
Return on average equity	19.06%	17.87%
Dividend payout ratio (1)	34.85%	31.88%
Average equity to average assets	7.38%	8.64%

	Nine Months Ended September 30,
	2022	2021
Return on average assets	1.19%	1.40%
Return on average equity	15.55%	16.39%
Dividend payout ratio (1)	41.32%	36.26%
Average equity to average assets	7.68%	8.52%

(1)	Dividends declared per common share divided by earnings per common share.

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

The Company’s tax-exempt interest income of $284,618 and $246,627 for the three months ended September 30, 2022 and 2021, respectively, and $777,314 and $759,855 for the nine months ended September 30, 2022 and 2021, respectively, was derived from loans to local municipalities of $40.2 million and $53.8 million, and tax-exempt municipal investments of $10.3 million and $0, at September 30, 2022 and 2021, respectively.

The following tables show the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

	Three Months Ended September 30,
	2022	2021

Net interest income as presented	$8,373,566	$8,482,069
Effect of tax-exempt income	75,658	65,559
Net interest income, tax equivalent	$8,449,224	$8,547,628

	Nine Months Ended September 30,
	2022	2021

Net interest income as presented	$23,768,980	$23,755,731
Effect of tax-exempt income	206,628	201,987
Net interest income, tax equivalent	$23,975,608	$23,957,718

The following tables present the daily average interest-earning assets and the daily average interest-bearing liabilities supporting earning assets for the respective comparison periods. Interest income (excluding interest on non-accrual loans) is expressed on a tax equivalent basis, both in dollars and as a yield/rate for the comparison periods presented.

	Three Months Ended September 30,
	2022			2021
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets
Loans (1)	$717,692,703	$8,239,751	4.55%	$705,990,188	$8,843,732	4.97%
Taxable investment securities	182,586,203	799,856	1.74%	91,309,182	325,002	1.41%
Tax-exempt investment securities	9,135,697	86,271	3.75%	0	0	0.00%
Sweep and interest-earning accounts	58,264,306	358,907	2.44%	80,330,844	92,923	0.46%
Other investments (2)	1,777,950	23,029	5.14%	1,834,150	14,666	3.17%
Total	$969,456,859	$9,507,814	3.89%	$879,464,364	$9,276,323	4.18%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$252,413,763	$382,833	0.60%	$217,633,391	$134,246	0.24%
Money market funds	138,497,037	197,849	0.57%	126,691,975	148,962	0.47%
Savings deposits	181,818,265	27,930	0.06%	167,577,792	43,705	0.10%
Time deposits	105,915,323	229,371	0.86%	107,239,980	267,414	0.99%
Borrowed funds	1,301,120	8	0.00%	2,301,326	12	0.00%
Repurchase agreements	33,402,748	45,153	0.54%	23,644,148	16,871	0.28%
Finance lease obligations	3,716,571	21,355	2.30%	2,385,977	19,709	3.30%
Junior subordinated debentures	12,887,000	154,091	4.74%	12,887,000	97,776	3.01%
Total	$729,951,827	$1,058,590	0.58%	$660,361,589	$728,695	0.44%

Net interest income		$8,449,224			$8,547,628
Net interest spread (3)			3.31%			3.74%
Net interest margin (4)			3.46%			3.86%

1.

Included in gross loans are non-accrual loans with average balances of $7,337,588 and $3,803,807 for the three months ended September 30, 2022 and 2021, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $39,007,717 and $52,546,634 for the three months ended September 30, 2022 and 2021, respectively.

2.

Included in other investments is the Company’s FHLBB Stock with average balances of $712,800 and $769,000 for the three months ended September 30, 2022 and 2021, respectively, with a dividend rate of approximately 3.72% and 1.52%, respectively, per quarter.

3.	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

4.	Net interest margin is net interest income divided by average earning assets.

	Nine Months Ended September 30,
		2022			2021
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets
Loans (1)	$704,673,950	$23,476,738	4.45%	$718,366,424	$25,121,879	4.68%
Taxable investment securities	183,417,294	2,192,540	1.60%	86,274,774	883,846	1.37%
Tax-exempt investment securities	5,628,689	142,899	3.39%	0	0	0.00%
Sweep and interest-earning accounts	68,303,360	609,532	1.19%	74,020,149	260,811	0.47%
Other investments (2)	1,778,428	56,121	4.22%	1,833,884	40,265	2.94%
Total	$963,801,721	$26,477,830	3.67%	$880,495,231	$26,306,801	3.99%

Interest-Bearing Liabilities
Interest-bearing transaction accounts	$256,909,959	$754,189	0.39%	$216,136,557	$408,410	0.25%
Money market funds	132,391,636	446,751	0.45%	123,955,268	477,355	0.51%
Savings deposits	178,709,726	77,373	0.06%	156,816,309	121,748	0.10%
Time deposits	106,235,079	697,088	0.88%	109,049,139	923,151	1.13%
Borrowed funds	1,301,132	14	0.00%	2,376,974	36	0.00%
Repurchase agreements	30,752,887	88,322	0.38%	29,997,106	72,822	0.32%
Finance lease obligations	3,769,459	64,979	2.30%	2,156,173	49,075	3.03%
Junior subordinated debentures	12,887,000	373,506	3.88%	12,887,000	296,486	3.08%
Total	$722,956,878	$2,502,222	0.46%	$653,374,526	$2,349,083	0.48%

Net interest income		$23,975,608			$23,957,718
Net interest spread (3)			3.21%			3.51%
Net interest margin (4)			3.33%			3.64%

1.

Included in gross loans are non-accrual loans with average balances of $5,375,840 and $3,945,577 for the nine months ended September 30, 2022 and 2021, respectively. Loans are stated before deduction of unearned discount and ALL, less loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $45,161,639 and $52,105,647 for the nine months ended September 30, 2022 and 2021, respectively.

2.

Included in other investments is the Company’s FHLBB Stock with average balances of $713,278 and $768,734, respectively, with a dividend rate of approximately 3.38% and 1.52%, respectively, for the nine months ended September 30, 2022 and 2021, respectively.

3.	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

4.	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three- and nine-month periods ended September 30, 2022 increased 10.2% and 9.5%, respectively, compared to the same periods last year, while the average yield on interest-earning assets decreased 29 bps and 32 bps, respectively.

The average volume of loans increased 1.7% over the three-month comparison period and decreased 1.9% over the nine-month comparison period of 2022 versus 2021, while the average yield on loans decreased 42 bp and 23 bps, respectively.  The $286 thousand in income for loans coming out of non-accrual status, discussed in the Overview, translates to an increase of five bps in the nine-month comparison period for 2022.  Loans accounted for 74.0% and 73.1%, respectively, of the average interest-earning asset portfolio for the three- and nine-month periods ended September 30, 2022 compared to 80.3% and 81.6%, respectively, for the same periods last year.  Interest earned on the loan portfolio as a percentage of total interest income was 86.7% and 88.7%, respectively for the three- and nine-month periods in 2022 compared to 95.3% and 95.5%, respectively for the same periods in 2021.

The average volume of the taxable investment portfolio (classified as AFS) increased 100.0% and 112.6% during the three- and nine-month periods ended September 30, 2022, compared to the same periods last year, and the average yield increased 33 bps and 23 bps, respectively, between periods.  The increase in average volume is due primarily to management’s effort to continue to grow the investment portfolio incrementally as the balance sheet grows in order to provide additional liquidity and pledge quality assets.

The average volume of the tax-exempt investment portfolio (classified as AFS) for the three- and nine-month periods ended September 30, 2022 was $9.1 million and $5.6 million, respectively, with a tax equivalent yield of 3.75% and 3.39%, respectively.  The Company began investing in these tax-exempt bonds during December 2021.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest-bearing account at the FRBB, decreased 27.5% and 7.7%, respectively, for the three- and nine-month comparison periods ended September 30, 2022 compared to the same period in 2021.  The decrease in average volume is attributable to the funding of investment and loan growth.  The average yield on these funds increased 198 bps and 72 bps for the three- and nine-month periods ended September 30, 2022 versus the same periods in 2021.

The average volume of interest-bearing liabilities for the three- and nine-month periods ended September 30, 2022 increased 10.7% in both periods, compared to the same periods in 2021, while the average rate paid on interest-bearing liabilities increased 14 bps and decreased two bps, respectively.

The average volume of interest-bearing transaction accounts increased 16.0% and 18.9%, respectively for the three- and nine-month periods ended September 30, 2022 compared to the same periods of 2021. The average rate paid on these accounts increased 36 bps and 14 bps, respectively, between comparison periods.

The average volume of money market accounts increased 9.3% and 6.8%, respectively for the three- and nine-month periods ended September 30, 2022 compared to the same periods of 2021, while the average rate paid on these deposits increased 10 bps and decreased six bps, respectively.

The average volume of savings accounts increased 8.5% and 14.0%, respectively, for the three- and nine-month periods ended September 30, 2022 compared to the same periods in 2021, while the average rate paid on these accounts decreased four bps in both comparison periods.

The average volume of time deposits decreased 1.2% and 2.6%, respectively, for the three- and nine-month periods ended September 30, 2022 compared to the same periods in 2021, and the average rate paid decreased 13 bps and 25 bps, respectively.  Interest paid on time deposits as a percentage of total interest expense was 21.7% and 27.9%, respectively, for the three and nine-month periods ended September 30, 2022, compared to 36.7% and 39.3%, respectively, for the same comparison periods in 2021.  The decrease in the average volume of time deposits between periods reflects the maturity of brokered deposits in January and April of 2021 that had not been replaced as of September 30, 2022.  Management still considers the brokered deposit market to be a beneficial source of funding to help smooth out the fluctuations in core deposit balances without the need to disrupt deposit pricing in the Company’s local markets. These funds can be obtained relatively quickly on an as-needed basis, making them a valuable alternative to traditional term borrowings from the FHLBB.  Refer to the “Liquidity and Capital Resources” section for more discussion on this topic.

The average volume of borrowed funds decreased 43.5% and 45.3% for the three- and nine-month periods ended September 30, 2022 compared to the same periods in 2021 and, for all periods, consisted of only JNE funds at zero percent interest.

The average volume of repurchase agreements increased 41.3% and 2.5%, respectively, for the three- and nine-month periods ended September 30, 2022 compared to the same periods in 2021 and the average rate paid increased 26 bps and six bps, respectively, between comparison periods.

In summary, between the three- and nine-month periods ended September 30, 2022 and 2021, the average yield on interest-earning assets decreased 29 bps and 32 bps, respectively, and the average rate paid on interest-bearing liabilities increased 14 bps and decreased two bps, respectively.  Net interest spread decreased 43 bps and 30 bps for the three- and nine-month periods of 2022 versus 2021 and net interest margin decreased 40 and 31 bps, respectively, between periods.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the interim periods presented for 2022 and 2021 resulting from volume changes in daily average assets and daily average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance

Average Interest-Earning Assets

Loans	$(750,580)	$146,599	$(603,981)	$(1,189,407)	$(455,734)	$(1,645,141)
Taxable investment securities	150,458	324,396	474,854	313,289	995,405	1,308,694
Tax-exempt investment securities	86,271	0	86,271	142,899	0	142,899
Sweep and interest-earning accounts	401,696	(135,712)	265,984	399,604	(50,883)	348,721
Other investments	9,091	(728)	8,363	17,606	(1,750)	15,856
Total	$(103,064)	$334,555	$231,491	$(316,009)	$487,038	$171,029

Average Interest-Bearing Liabilities

Interest-bearing transaction accounts	$227,547	$21,040	$248,587	$269,538	$76,241	$345,779
Money market funds	34,902	13,985	48,887	(62,785)	32,181	(30,604)
Savings deposits	(19,364)	3,589	(15,775)	(60,750)	16,375	(44,375)
Time deposits	(35,172)	(2,871)	(38,043)	(207,541)	(18,522)	(226,063)
Borrowed funds	(4)	0	(4)	(22)	0	(22)
Repurchase agreements	21,395	6,887	28,282	13,691	1,809	15,500
Finance lease obligations	(9,422)	11,068	1,646	(20,657)	36,561	15,904
Junior subordinated debentures	56,315	0	56,315	77,020	0	77,020
Total	$276,197	$53,698	$329,895	$8,494	$144,645	$153,139

Changes in net interest income	$(379,261)	$280,857	$(98,404)	$(324,503)	$342,393	$17,890

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	Income	Percent	2022	2021	Income	Percent

Service fees	$939,807	$882,688	$57,119	6.47%	$2,739,076	$2,527,943	$211,133	8.35%
Income from sold loans	109,411	242,560	(133,149)	-54.89%	508,795	704,627	(195,832)	-27.79%
Other income from loans	301,710	223,388	78,322	35.06%	895,884	653,377	242,507	37.12%
Other income
Income from CFS Partners	87,386	240,723	(153,337)	-63.70%	386,217	834,781	(448,564)	-53.73%
Other miscellaneous income	93,289	111,227	(17,938)	-16.13%	322,357	320,624	1,733	0.54%
Total non-interest income	$1,531,603	$1,700,586	$(168,983)	-9.94%	$4,852,329	$5,041,352	$(189,023)	-3.75%

Total non-interest income decreased $168,983, or 9.9% for the third quarter of 2022 and $189,023, or 3.8%, for the first nine months of 2022 compared to the same periods in 2021, with significant changes noted in the following:

•	The increase in service fees during the comparison period is mostly due to an increase in overdraft charges of $31,752, or 39.9%, between the third quarter comparison periods and $162,459, or 27.8%, year over year.

•	The decrease in income from sold loans is due in part to a lower volume of loans sold into the secondary market during the first nine months of 2022 versus 2021, as well as lower points and premiums on these loans in 2022.

•	An increase in CRE loan volume in 2022 resulted in a significant increase in documentation fees collected at origination as well as commercial rate lock fees collected accounting for the increase in other income from loans when comparing both comparison periods.

•	Income from CFS Partners decreased between periods due in part to the impact of mark-to-market adjustments to CFS Partners equity portfolio during 2022, reflecting general stock market conditions.

•	Included in Other miscellaneous income for 2022 is income totaling $23,400 associated with a renegotiated contract with the Company’s check printing vendor, helping to offset decreases in other components of this category.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	Expense	Percent	2022	2021	Expense	Percent

Salaries and wages	$1,984,000	$2,002,999	$(18,999)	-0.95%	$6,058,000	$5,923,001	$134,999	2.28%
Employee benefits	629,681	811,817	(182,136)	-22.44%	2,106,356	2,467,237	(360,881)	-14.63%
Occupancy expenses, net	677,805	743,219	(65,414)	-8.80%	2,104,346	2,140,141	(35,795)	-1.67%
Other expenses
Service contracts - administrative	142,081	124,252	17,829	14.35%	428,254	385,792	42,462	11.01%
Directors fees	144,357	128,604	15,753	12.25%	432,571	386,312	46,259	11.97%
Audit fees	122,034	105,200	16,834	16.00%	337,790	294,614	43,176	14.66%
FDIC insurance	90,637	111,087	(20,450)	-18.41%	277,047	272,652	4,395	1.61%
Collection & non-accruing loan expense	(14,000)	19,069	(33,069)	-173.42%	33,000	42,269	(9,269)	-21.93%
ATM fees	162,032	143,993	18,039	12.53%	456,223	414,288	41,935	10.12%
Electronic banking expense	69,623	64,423	5,200	8.07%	202,682	169,788	32,894	19.37%
State deposit tax	250,994	225,912	25,082	11.10%	737,570	651,173	86,397	13.27%
Other miscellaneous expenses	1,081,665	1,051,282	30,383	2.89%	3,055,122	3,019,037	36,085	1.20%
Total non-interest expense	$5,340,909	$5,531,857	$(190,948)	-3.45%	$16,228,961	$16,166,304	$62,657	0.39%

Total non-interest expense decreased $190,948, or 3.5% for the third quarter of 2022 and increased $62,657, or 0.4%, for the first nine months of 2022 compared to the same periods in 2021, with significant changes noted in the following:

•	The increase in salaries and wages in the nine month comparison period is due to normal salary increases.

•	The decrease in employee benefits was attributable to a decrease in health insurance claims year over year under the Company’s self-funded health insurance plan.

•	The decrease in occupancy expenses is primarily attributable to a write down of $63,125 at maturity of a capital lease during the third quarter of 2021.

•	The increase in service contracts - administrative is due to a combination of an increase in pricing for contracts that are based on asset size and inflationary adjustment factors that are higher than historical increase adjustments.

•	The increase in directors’ fees is attributable to a change to the Director’s fee schedule as well as an additional Director for 2022.

•	The increase in audit fees reflects increased audit services due to the Company surpassing the $1.0 billion asset size.

•	FDIC insurance decreased for the third quarter due to a decrease in the assessment multiplier, while the modest increase year over year is due primarily to an increase in assets.

•	Collection & non-accruing loan expense is lower in both periods due to the recoupment of expenses associated with properties in the Company’s non-accruing loan portfolio.

•	ATM fees increased due to the ongoing cost to support the upgraded and enhanced technology utilized for deposit automation. The use of deposit automation replaces a manual process for required monitoring of cash deposits as well as providing fraud detection measures at ATMs.

•	The increase in electronic banking expense is attributable to a new mobile banking platform which includes security enhancements and other technical upgrades.

•	State deposit tax increased year over year due primarily to the increase in deposits throughout 2021. The calculation is based on an average of month-end deposit totals over a 12 month period.

APPLICABLE INCOME TAXES

The provision for income taxes decreased $33,675, or 3.9%, for the third quarter of 2022 compared to the same quarter in 2021, and decreased $205,157, or 9.2%, for the first nine months of 2022 compared to the same period in 2021 and is proportional to the decrease in income before income taxes totaling $122,371 for the third quarter of 2022 versus 2021 and $939,266 year over year.  Tax credits related to limited partnership investments amounted to $99,958 and $117,015, respectively, for the third quarter of 2022 and 2021, and $292,437 and $351,045, respectively, for the first nine months of 2022 and 2021.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $67,353 and $90,762, respectively, for the third quarters of 2022 and 2021, and $201,537 and $272,286, respectively, for the first nine months of 2022 and 2021.  These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 7% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the balance sheet dates:

	September 30, 2022		December 31, 2021
Assets
Loans	$724,194,001	70.52%	$689,988,533	67.71%
AFS securities	187,227,320	18.23%	182,342,459	17.89%

Liabilities
Demand deposits	210,463,414	20.50%	209,465,151	20.55%
Interest-bearing transaction accounts	269,907,036	26.28%	265,513,937	26.05%
Money market funds	137,639,793	13.40%	129,728,954	12.73%
Savings deposits	179,853,917	17.51%	168,390,905	16.52%
Time deposits	105,176,989	10.24%	106,301,006	10.43%
Long-term advances	1,300,000	0.13%	1,300,000	0.13%

The following table reflects the changes in the composition of the Company's major categories of assets and liabilities between the balance sheet dates, as disclosed in the table above:

	Change in Volume	Percentage Change
Assets
Loans	$34,205,468	4.96%
AFS securities	4,884,861	2.68%

Liabilities
Demand deposits	998,263	0.48%
Interest-bearing transaction accounts	4,393,099	1.65%
Money market funds	7,910,839	6.10%
Savings deposits	11,463,012	6.81%
Time deposits	(1,124,017)	-1.06%

The increase in the loan portfolio during the first nine months of 2022 was attributable to increases totaling $43.3 million in commercial & industrial and CRE loans, which was partially offset by payoffs of certain PPP loans through SBA’s forgiveness program totaling $11.1 million and maturities of certain municipal loans totaling $7.8 million.  The SBA PPP program ended during the second quarter of 2021, so this portfolio will continue to decrease throughout the remainder of 2022 either through pay downs or payoffs initiated on behalf of SBA’s forgiveness program, or by regular amortization as borrowers begin to make scheduled monthly payments.  The maturities within the municipal loan portfolio are cyclical, generally occurring on June 30.  As a result of competition from area financial institutions, the Company lost the bids on renewal of a portion of the matured municipal loans.

The increase in the securities AFS portfolio is attributable to the purchase of $47.5 million in securities AFS during the first nine months of 2022, consisting of $9.1 million in US treasury securities, $10.9 million in tax-exempt municipal bonds, $1.6 million in ABS, $7.4 million in CMO, and $18.5 million in MBS.  These purchases were reduced in part by maturities and calls exercised amounting to $3.0 million, as well as principal payments on various portfolios totaling $12.0 million, and by an increase of $27.1 million in unrealized losses arising during the first nine months of 2022, which is reflected in OCI.  In management’s view, the size of the securities AFS portfolio is appropriate and proportional to the overall asset base, as this portfolio serves an important role in the Company’s liquidity position.

The increase in interest-bearing transaction accounts consists of an increase of $11.7 million, or 9.9%, in consumer interest-bearing transaction accounts, which includes Health Savings Accounts and the deposit account of the Company’s trust and asset management affiliate, CFSG.  This was partially offset by a decrease of $3.2 million, or 7.6%, in municipal deposit accounts and a decrease of $4.1 million, or 5.8% in the ICS deposit accounts.  The increase in savings deposits of $11.5 million, or 6.8%, is likely attributable in part to parked funds as customers await more favorable rates for time deposits, as well as deposits of stimulus payments and tax credits from the U.S. Government.

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

Under the Company’s interest rate sensitivity modeling, with the continued asset sensitive balance sheet, in a rising rate environment NII is expected to trend upward as the short-term asset base (cash and adjustable rate loans) quickly cycle upward while the retail funding base (deposits) lags the market.  If rates paid on deposits have to be increased more and/or more quickly than projected due to competitive pressures, the expected benefit to rising rates would be reduced.  In a falling rate environment, NII is expected to trend slightly downward compared with the current rate environment scenario for the first year of the simulation as asset yield erosion is not fully offset by decreasing funding costs.  Thereafter, net interest income is projected to experience sustained downward pressure as funding costs reach their assumed floors and asset yields continue to reprice into the lower rate environment.  Management expects that the current rising rate environment will have a positive impact to the Company’s NII for the remainder of 2022.

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning September 30, 2022:

Rate Change	Percent Change in NII

Down 100 bps	-1.2%
Up 200 bps	0.1%

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

As of September 30, 2022, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear a quarterly floating rate of interest equal to the 3-month London Interbank Offered Rate (LIBOR), plus 2.85%.  As previously announced by the Financial Conduct Authority in the United Kingdom, the entity that administers LIBOR, 3-month LIBOR for U.S. dollar denominated deposits will be phased out as of June 30, 2023.  The Indenture governing the terms of the Company’s Debentures contains detailed fallback provisions in the event 3-month LIBOR is not available, empowering the Trustee to obtain substitute quotations from other leading banks.  However, under the federal Adjustable Interest Rate (LIBOR) Act enacted in March 2022 (the “LIBOR Act”), fallback provisions like those in the Company’s Indenture that are based on a “determining person” (such as an indenture trustee) obtaining quotations of interbank lending or deposit rates are deemed “ineffective” and will be replaced as a matter of law, without need to amend contract documents, with a benchmark interest rate that will be identified in final regulations to be promulgated by the Federal Reserve. The Federal Reserve has issued proposed regulations and has indicated that it will issue final regulations prior to the June 30, 2023 LIBOR phase out date.  As required under the LIBOR Act, any Federal Reserve-identified benchmark rate specified in the final regulations will be based on the Secured Overnight Financing Rate (SOFR) published by the Federal Reserve Bank of New York and will include an appropriate “tenor spread adjustment” to reflect historical spreads between LIBOR and SOFR.  The replacement rate for ineffective fallback provisions will take effect on the first London banking day after June 30, 2023. The Indenture Trustee has indicated informally that it views the fallback provisions in the Indenture as ineffective under the LIBOR Act, and that it intends to provide written guidance on the transition from LIBOR prior to June 30, 2023, following the Federal Reserve’s adoption of final regulations.

Aside from the Debentures, the Company does not have any other exposures to the phase out of LIBOR.  The Company has not generally utilized LIBOR as an interest rate benchmark for its variable rate commercial, residential or other loans and does not utilize derivatives or other financial instruments tied to LIBOR for hedging or investment purposes.  Accordingly, management expects that the Company’s exposure to the phase out of LIBOR will be limited to the effect on the interest rate paid on its Debentures, but cannot predict with certainty the magnitude of the impact on the Company’s interest expense at this time.

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

Residential mortgages represented 31.3% of the Company’s loan balances as of September 30, 2022 and December 31, 2021.  The Company maintains a residential mortgage loan portfolio of traditional mortgage products and does not engage in higher risk loans such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates.  Residential mortgages with loan-to-value ratios exceeding 80% are generally covered by PMI.  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  As of September 30, 2022, junior lien home equity products made up 14.9% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

Consistent with the strategic focus on commercial lending, the commercial & industrial and CRE loan portfolios have seen solid growth over recent years.  Commercial & industrial and CRE loans together comprised 67.1% of the Company’s loan portfolio at September 30, 2022, compared to 68.1% at December 31, 2021.  Those percentages included the Company’s portfolio of PPP loans, which has been steadily decreasing, and totaled $1.1 million at September 30, 2022, compared to $12.2 million at December 31, 2021.

Growth in the CRE portfolio in recent years has been principally driven by new loan volume in Chittenden County and northern Windsor County around the White River Junction, I91-I93 interchange area.  Credits in the Chittenden County market are being managed by two commercial lenders out of the Company’s Burlington loan production office who know the area well, while Windsor County is being served by a commercial lender from the St. Johnsbury office with previous lending experience serving the greater White River Junction area. The Company has a loan production office in Lebanon, New Hampshire to provide a presence in the greater White River Junction area including Grafton County, New Hampshire.  Larger transactions continue to be centrally underwritten and monitored through the Company’s commercial credit department.  The types of CRE transactions driving the growth have been a mix of construction, land and development, multifamily, and other non-owner occupied CRE properties including hotels, retail, office, and industrial properties.  The largest components of the $324.3 million CRE portfolio at September 30, 2022 were $102.4 million in owner-occupied CRE and $124.9 million in non-owner occupied CRE.

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD.  At September 30, 2022, the Company had $31.9 million in guaranteed loans with guaranteed balances of $23.8 million, compared to $42.9 million in guaranteed loans with guaranteed balances of $35.4 million at December 31, 2021.  PPP loans are included in these totals, all of which carry a 100% guarantee through the SBA, subject to borrower eligibility requirements.

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

The following table shows the Company’s TDRs that were past due 90 days or more or in non-accrual status as of the balance sheet dates:

	September 30, 2022		December 31, 2021
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial & industrial	5	$48,751	6	$71,128
Commercial real estate	5	2,911,544	5	3,642,073
Residential real estate - 1st lien	9	901,669	12	977,961
Residential real estate - Jr lien	1	36,985	1	41,901
Total	20	$3,898,949	24	$4,733,063

The remaining TDRs were performing in accordance with their modified terms as of the balance sheet dates and consisted of the following:

	September 30, 2022		December 31, 2021
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance

Commercial real estate	1	$1,782	2	$41,228
Residential real estate - 1st lien	31	2,439,393	31	2,473,767
Residential real estate - Jr lien	1	2,529	1	3,537
Total	33	$2,443,704	34	$2,518,532

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

The following table summarizes the Company’s credit risk ratios for the balance sheet dates presented:

	September 30,	December 31,
	2022	2021

ALL to total loans outstanding	1.16%	1.12%
ALL	$8,432,086	$7,710,256
Loans outstanding	$724,194,001	$689,988,533

Non-accruing loans to loans outstanding	1.19%	0.86%
Non-accruing loans	$8,602,731	$5,940,629
Loans outstanding	$724,194,001	$689,988,533

ALL to non-accruing loans	98.02%	129.79%
ALL	$8,432,086	$7,710,256
Non-accruing loans	$8,602,731	$5,940,629

The provision for loan losses for the nine months ended September 30, 2022 was $1.3 million, compared to $624,165 for the same period in 2021. The $700,835 year over year increase was driven in part by an increase in the commercial loan volume as well as a write-down totaling $667,474, on a single non-performing loan, currently in foreclosure.  The increase of $2.7 million in non-accruing loans is attributable to one business relationship, which the Company is monitoring closely.

The third quarter ALL analysis indicates that the reserve balance of $8.4 million at September 30, 2022 is sufficient to cover losses that are probable and estimable as of the measurement date, with an unallocated reserve of $258,555. Management believes the reserve balance continues to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite.  The portion of the ALL termed "unallocated" is established to absorb inherent losses that exist as of the measurement date although not specifically identified through management's process for estimating credit losses.  While the ALL is described as consisting of separate allocated portions, the entire ALL is available to support loan losses, regardless of category.  The adequacy of the ALL is reviewed quarterly by the risk management committee of the Board and then presented to the full Board for approval.

As stated in Note 2 of the accompanying notes to the Company’s unaudited interim consolidated financial statements, effective January 1, 2023, the Company will be required to recognize credit losses under the guidance of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,  The new guidance, which is referred to as the current expected credit loss, or CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses over the life of the loans. Any adjustments from the adoption of CECL will be recorded as an adjustment to retained earnings and will affect calculation of regulatory capital ratios.  Based on a parallel calculation as of September 30, 2022 the required adjustment would have an immaterial impact to retained earnings and regulatory capital.  Changes in forecasts used in the model could produce different results, quarter to quarter, including as of the January 1, 2023 effective date for the transition to CECL.

Net charge-offs during the periods presented to average loan outstanding were as follows:

For the Nine Months Ended September 30,	2022	2021

Net charge-offs during the period to average loan outstanding:
Commercial & industrial	-0.03%	-0.01%
Net charge-offs during the period	$(34,638)	$(14,086)
Average amount outstanding	$115,489,717	$160,565,446

Purchased loans	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$8,782,234	$10,788,989

Commercial real estate	-0.21%	0.01%
Net (charge-offs) recoveries during the period	$(667,474)	$27,160
Average amount outstanding	$313,919,164	$283,812,722

Municipal	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$45,161,639	$52,105,647

Residential real estate - 1st lien	0.06%	0.00%
Net recoveries during the period	$111,163	$4,602
Average amount outstanding	$184,548,015	$170,620,859

Residential real estate - Jr lien	0.01%	0.03%
Net recoveries during the period	$3,728	$9,601
Average amount outstanding	$33,260,177	$36,625,381

Consumer	-0.45%	-1.06%
Net charge-offs during the period	$(15,949)	$(40,620)
Average amount outstanding	$3,513,004	$3,847,380

Total loans	-0.09%	0.00%
Net charge-offs during the period	$(603,170)	$(13,343)
Average amount outstanding	$704,673,950	$718,366,424

In addition to credit risk in the Company’s loan portfolio and liquidity risk in its loan and deposit-taking operations, the Company’s business activities also generate market risk.  Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices.  Declining capital markets can result in fair value adjustments necessary to record decreases in the value of the investment portfolio for other-than-temporary-impairment.  The Company does not have any market risk sensitive instruments acquired for trading purposes.  The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities.  During recessionary periods, a declining housing market can result in an increase in loan loss reserves or ultimately an increase in foreclosures.  Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to loan prepayment risks, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product.  Rapid changes in prevailing interest rates, particularly after a long period of relative stability, create a challenging interest rate environment. As discussed above under "Interest Rate Risk and Asset and Liability Management", the Company actively monitors and manages its interest rate risk through the ALCO process.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first nine months of 2022, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

LIQUIDITY AND CAPITAL RESOURCES

Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings.  Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities.  Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process.  The Company’s principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities, sales of loans available-for-sale, and earnings and funds provided from operations.  Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to rollover risk on deposits and limits reliance on volatile short-term borrowed funds.  Short-term funding needs arise from declines in deposits or other funding sources and from funding requirements for loan commitments.  The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and lower-cost funds.

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits acquired through the CDARS program provide an alternative funding source when needed.  At September 30, 2022 and December 31, 2021, the Company had no one-way CDARS outstanding.  In addition, two-way (reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, enhance the Company’s ability to retain larger deposit balances by allowing the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits through the exchange of deposits with other participating FDIC-insured financial institutions.  At September 30, 2022 and December 31, 2021, the Company reported $3.1 million and $3.6 million, respectively, in reciprocal CDARS deposits.  The balance in ICS reciprocal money market deposits was $15.6 million at September 30, 2022, compared to $15.3 million at December 31, 2021, and the balance in ICS reciprocal demand deposits as of those dates was $66.7 million and $70.8 million, respectively.

The Company had two blocks of DTC Brokered CDs totaling $2.3 million and $1.4 million with maturities in January, 2021 and April, 2021, respectively. These blocks were not replaced, leaving no DTC Brokered CDs outstanding at the balance sheet dates presented in this quarterly report.  Although wholesale deposit funding through DTC is an important supplemental source of liquidity that has proven efficient, flexible and cost-effective when compared with other borrowing methods, the growth in deposits during 2021 and 2022 has reduced the Company’s need for supplementary funding sources in the near term.

At September 30, 2022 and December 31, 2021, borrowing capacity of $112.8 million and $100.2 million, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits.  The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods.  Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $62.6 million and $52.3 million, respectively, at September 30, 2022 and December 31, 2021.  Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 400 bps.  The Company had no outstanding advances through this facility at September 30, 2022 or December 31, 2021.

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

The following table illustrates the changes in shareholders' equity from December 31, 2021 to September 30, 2022:

Balance at December 31, 2021 (book value $15.48 per common share)	$84,760,268
Net income	9,037,200
Issuance of common stock through the DRIP	897,974
Dividends declared on common stock	(3,720,116)
Dividends declared on preferred stock	(43,125)
Change in AOCI on AFS securities, net of tax	(21,392,376)
Balance at September 30, 2022 (book value $12.56 per common share)	$69,539,825

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

As of September 30, 2022, the Bank was considered well capitalized under the standard regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy. While we believe that the Company has sufficient capital to withstand an extended economic downturn, our regulatory capital ratios could be adversely impacted by future credit losses and other operational impacts of deteriorating economic conditions and inflation.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as currently applicable regulatory capital requirements, as of the dates indicated.

					Minimum		Minimum
			Minimum		For Capital		To Be Well
			For Capital		Adequacy Purposes		Capitalized Under
			Adequacy		with Conservation		Prompt Corrective
	Actual		Purposes		Buffer(1)		Action Provisions(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2022
Common equity tier 1 capital
(to risk-weighted assets)
Company	$79,025	11.75%	$30,254	4.50%	$47,062	7.00%	N/A	N/A
Bank	$92,724	13.80%	$30,230	4.50%	$47,024	7.00%	$43,665	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$93,412	13.89%	$40,339	6.00%	$57,147	8.50%	N/A	N/A
Bank	$92,724	13.80%	$40,306	6.00%	$57,100	8.50%	$53,742	8.00%
Total capital (to risk-weighted assets)
Company	$101,817	15.14%	$53,785	8.00%	$70,593	10.50%	N/A	N/A
Bank	$101,123	15.05%	$53,742	8.00%	$70,536	10.50%	$67,177	10.00%
Tier 1 capital (to average assets)
Company	$93,412	9.14%	$40,884	4.00%	N/A	N/A	N/A	N/A
Bank	$92,724	9.08%	$40,865	4.00%	N/A	N/A	$51,081	5.00%

December 31, 2021:
Common equity tier 1 capital
(to risk-weighted assets)
Company(3)	$72,853	11.90%	$27,548	4.50%	$42,853	7.00%	N/A	N/A
Bank	$86,654	14.17%	$27,522	4.50%	$42,812	7.00%	$39,754	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$87,240	14.25%	$36,731	6.00%	$52,036	8.50%	N/A	N/A
Bank	$86,654	14.17%	$36,696	6.00%	$51,986	8.50%	$48,928	8.00%
Total capital (to risk-weighted assets)
Company	$94,894	15.50%	$48,975	8.00%	$64,279	10.50%	N/A	N/A
Bank	$94,301	15.42%	$48,928	8.00%	$64,218	10.50%	$61,160	10.00%
Tier 1 capital (to average assets)
Company	$87,240	8.79%	$39,719	4.00%	N/A	N/A	N/A	N/A
Bank	$86,654	8.73%	$39,698	4.00%	N/A	N/A	$49,622	5.00%

(1)	Conservation Buffer is calculated based on risk-weighted assets and does not apply to calculations of average assets.

(2)	Applicable to banks, but not bank holding companies.

(3)

Reflects recalculation of the Company’s previously reported common equity tier I capital ratio. The previously reported calculation for December 31, 2021 and prior annual and interim periods incorrectly included the Company’s outstanding preferred stock and trust preferred securities in the equity component of the calculation.

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company.  In general, a national bank may not pay dividends that exceed net income for the current and preceding two years.  Regardless of statutory restrictions, as a matter of regulatory policy, banks and bank holding companies should pay dividends only out of current earnings and only if, after paying such dividends, they remain adequately capitalized.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 and 34-83550.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  As of September 30, 2022, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of September 30, 2022 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

ITEM 1A. Risk Factors

In management’s view, the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2021 represent the most significant risks to the Company's future results of operations and financial condition as of September 30, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended September 30, 2022, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18).  During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)	Per Share

July 1 – July 31	1,800	$20.25
August 1 - August 31	0	0.00
September 1 - September 30	0	0.00
Total	1,800	$20.25

(1)

All 1,800 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of the Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the nine-months ended September 30, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and nine-month periods ended September 30, 2022 and 2021, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: November 14, 2022	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: November 14, 2022	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the nine-months ended September 30, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and nine-month interim periods ended September 30, 2022 and 2021, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

Exhibit 104	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

