Form 10-K
period 2022-12-31
COMMUNITY BANCORP /VT
filed 2023-03-27
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

As of June 30, 2022, the aggregate market value of the voting stock held by non-affiliates of the registrant was $98,144,152, based on a per share trade price on June 30, 2022 of $20.01, as reported on the OTC Link ATS® system maintained by the OTC Markets Group Inc.  For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant.  However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 5,438,236 shares outstanding of the issuer's common stock as of the close of business on March 15, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2022 (2022 Annual Report) are incorporated by reference to Part I and Part II of this Report.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2023 (2023 Annual Meeting) are incorporated by reference to Part III of this report.

FORM 10-K ANNUAL REPORT

PART I

Note Regarding Definitions and Acronyms:  Capitalized terms and acronyms used in the discussion below and not otherwise defined have the meaning ascribed to them in Note 1 of the Company’s audited consolidated financial statements filed pursuant to Part II, Item 8 of this Report and contained in Exhibit 13 to this report.

Item 1.  The Business

Organization and Operation

The Company. The Company (“we”, “us”, “our”) was organized under the laws of the State of Vermont in 1982 and became a registered bank holding company under the Bank Holding Company Act of 1956, as amended, in October 1983 when Community National Bank, headquartered in Derby, Vermont, reorganized into a holding company structure.  The Bank is the Company’s only subsidiary and principally all of our business operations are presently conducted through it. Therefore, the following narrative and the other information about the Company contained in this report are based primarily on the Bank's operations.

The Bank; Banking Services. Community National Bank was organized in 1851 as the Peoples Bank, and was subsequently reorganized as the National Bank of Derby Line in 1865.  In 1975, after 110 continuous years of operation as the National Bank of Derby Line, the Bank acquired the Island Pond National Bank and changed its name to "Community National Bank."   On December 31, 2007, the Company completed its acquisition of LyndonBank, a Vermont bank headquartered in Lyndonville, Vermont, in a cash merger transaction.  As a result of the merger, we expanded our existing branch network in Caledonia and Orleans Counties and extended it into Lamoille and Franklin Counties.  In addition to our main office in Derby, we currently maintain eleven branch offices in northeastern and central Vermont and loan production offices in Chittenden County, in northwestern Vermont, and Grafton County, in western New Hampshire.

The opportunities for growth continue to be primarily in the Central Vermont and Chittenden County markets where economic activity is more robust than in our Orleans and Caledonia County markets, and where we are increasing our presence and market share.  We are also focusing on expanding our presence in the neighboring state of New Hampshire, as reflected in the opening of our loan production office in Lebanon, New Hampshire in 2019.

Through the Bank, we provide a broad range of loan and deposit services to individuals, businesses, nonprofit organizations and municipalities in our northern and central Vermont markets.  The significant services we offer include:

•

Business Banking – We offer a range of credit products for a variety of general business purposes, including financing for commercial business properties, equipment, inventories and accounts receivable, as well as standby letters of credit. We also offer business checking and other deposit accounts, cash management services, repurchase agreements, ACH and wire transfer services, card processing and remote deposit capture.

•

Commercial Real Estate Lending – We provide a range of products to meet the financing needs of commercial developers and investors, residential builders and developers and community development entities. Credit products are available to facilitate the purchase of land and/or build structures for business use and for investors who are developing residential or commercial property, as well as for real estate secured financing of existing businesses. The Bank has previously been recognized by the SBA as Vermont’s top Section 7(a) program lender, providing financing to startups and other small businesses not eligible for more traditional financing, and as one of Vermont’s top third party small business lenders under the SBA’s Section 504 loan program.

•

Residential Real Estate Lending – We provide products to help meet the home financing needs of consumers, including conventional permanent and construction/permanent (fixed, adjustable, or variable rate) financing arrangements, and FHA/VA loan products. We offer both fixed-rate and adjustable rate residential mortgage (ARM) loans and home equity loans. A portion of the first lien residential mortgage loans that we originate are sold into the secondary market. We offer these products through our network of banking and loan production offices. We do not originate subprime residential real estate loans.

•

Retail Credit – We provide a full-range of loan products to meet the needs of consumers, including personal loans, automobile loans and boat/recreational vehicle loans. In addition, through a marketing alliance with a third party, we offer credit cards.

•

Municipal and Institutional Banking – We provide banking services to meet the needs of state and local governments, schools, charities, membership and not-for-profit associations including deposit account services, tax-exempt loans, lines of credit and term loans. In addition, through an arrangement with the FHLBB, we offer a secured deposit product to our municipal customers, collateralized by FHLBB letters of credit.

•

Retail Banking – We provide a full-range of consumer banking services, including checking accounts, savings programs, ATMs, debit/credit cards, night deposit facilities and online, mobile and telephone banking.

We focus on establishing and maintaining long-term relationships with our customers and are committed to providing for the financial services needs of the communities we serve.  In particular, we place particular emphasis on our relationships with individual customers and small-to-medium-sized businesses.  We actively evaluate the banking needs of our markets, including low- and moderate-income areas, and offer products that are responsive to the needs of our customer base.  Our markets provide a mix of real estate, commercial and industrial, municipal and consumer lending opportunities, as well as a stable core deposit base.  Additional information about our business, including our deposit-taking activities, lending activities and credit and risk management policies, is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2022 Annual Report filed as Exhibit 13 to this Report and is incorporated by reference in Part II, Item 7. of this report.

Related Trust Company. We offer trust and investment management services through CFSG, our affiliated non-depository trust company based in Newport, Vermont.  Our ownership interest in CFSG is held indirectly, through CFS Partners, a Vermont limited liability company, which owns 100% of the limited liability company equity interests of CFSG.  We own a one third interest in CFS Partners, with the remaining two-thirds interest owned in equal shares by the National Bank of Middlebury, headquartered in Middlebury, Vermont and Guaranty Bancorp Inc., the bank holding company parent of Woodsville Guaranty Savings Bank, headquartered in Woodsville, New Hampshire.  CFSG offers fiduciary services throughout the market areas of the three owner financial institutions and leases space from them in some of their branch offices, including our facilities in Barre and Lyndonville, Vermont.

Statutory Business Trust. In 2007, we formed CMTV Statutory Trust I (the Trust), a Delaware statutory business trust, for the purpose of issuing $12.5 million of trust preferred securities.  This funding provided a portion of the cash consideration we paid in our 2007 acquisition of LyndonBank and provided additional regulatory capital.  The Trust is a variable interest entity for which the Company is not the primary beneficiary, within the meaning of applicable accounting standards.  Accordingly, the Trust is not consolidated with the Company for financial reporting purposes.

Competition

All of our full-service banking offices are located in northern and central Vermont.  Our main office is located in Derby, in Orleans County and we maintain four other banking offices in Orleans County, one office in Essex County, two offices in Caledonia County, two offices in Washington County and one office each in Franklin and Lamoille Counties.  We also maintain loan production offices in Chittenden County, Vermont and Grafton County, New Hampshire. (See Part I, Item 2 (Properties) of this report.)

We compete in all aspects of our business with other banks and credit unions in northern and central Vermont, including three of the largest banks operating in the state, which maintain branch offices throughout our service area.  We also compete with bank and non-bank lenders in Chittenden County, Vermont and Grafton County, New Hampshire where we maintain loan production offices.  Changes in the regulatory framework of the financial services industry in recent decades have broadened the competition for commercial bank products, such as deposits and loans, to include not only traditional rivals such as banks, savings banks and credit unions, but also many non-traditional competitors such as insurance companies, brokerage firms, mutual funds and consumer and commercial finance and leasing companies. In addition, many out-of-market nationwide banks, nonbank lenders and other financial service firms operate in our market areas through mass marketing solicitations by mail, radio, television, the internet and email. At the same time, technological changes have facilitated remote delivery of financial services by bank and nonbank competitors outside the context of a traditional branch bank network, thereby intensifying competition from out-of-market firms.

Competition from the tax-exempt credit union industry has also intensified in recent years.  A number of our credit union competitors, including the largest state-chartered Vermont credit union, have converted from an employment based common bond to a community common bond, thereby significantly increasing their fields of membership.  Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, they have a significant pricing advantage over commercial banks for their deposit and loan products.  This pricing advantage, coupled with the relaxing of membership criteria and regulatory restrictions on product offerings, has resulted in increased competition for us from this tax exempt sector of the financial services industry.

In order to compete with other bank and non-bank service providers, we stress the community orientation of our banking operations and rely to a large extent on personal relationships established by our officers, directors and employees with our customers and on strong ties to the local community.  In addition, management's knowledge of the local community assists us in tailoring our products and services to meet the needs of our customer base.  Although competition is strong throughout our market area, management believes that we can continue to compete effectively, in view of our local market knowledge and community ties and our understanding and response to customer needs.

Employees

As of December 31, 2022, the Company did not have any employees at the holding company level. However, as of that date, the Bank employed 122 full-time employees and 8 part-time employees. The Bank provides our full-time and part-time employees with a comprehensive employee benefit package, including medical benefits, life insurance and a 401K retirement savings plan. Additionally, full-time employees also have disability insurance as part of their benefit package. The Bank is not a party to any collective bargaining agreement and management of the Bank considers our employee relations to be good.

Regulation and Supervision

The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies and commercial banks, to which we and the Bank are subject. Regulation of banks and bank holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund of the FDIC, rather than for the protection of shareholders and creditors.

Our earnings are affected by general economic conditions, management policies, changes in federal and state laws and regulations and actions of various regulatory authorities, including those referred to below. Banking is a highly regulated business and proposals to change the laws and regulations to which we are subject are frequently introduced at both the federal and state levels. The likelihood and timing of any such changes and the impact such changes may have on the Company and the Bank is impossible to predict with any certainty.

The following summary does not purport to be complete and is qualified by reference to the particular statutes and regulations.

Bank Holding Company Regulation. Permitted Acquisitions and Activities. As a registered bank holding company, the Company is subject to on-going regulation, supervision and examination by the FRB, under the Bank Holding Company Act of 1956, as amended (the Act). A bank holding company for example, must generally obtain the prior approval of the FRB before it acquires all or substantially all of the assets of any bank, or acquires ownership or control of more than 5% of the voting shares of a bank. FRB approval is also generally required before a bank holding company may acquire more than 5% of any outstanding class of voting securities of a company other than a bank or a more than 5% interest in its property.

The Act generally limits the activity in which we and our subsidiary may engage to certain specified activities, including those activities which the FRB may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the FRB has determined to be closely related to banking are:  (1) making and servicing loans that could be made by mortgage, finance, credit card or factoring companies; (2) performing the functions of a trust company; (3) certain leasing of real or personal property; (4) providing certain financial, banking or economic data processing services; (5) except as otherwise prohibited by law, acting as an insurance agent or broker with respect to insurance that is directly related to the extension of credit or the provision of other financial services or, under certain circumstances, with respect to insurance that is sold in certain small communities in which the bank holding company system maintains banking offices; (6) acting as an underwriter for credit life insurance and credit health and accident insurance directly related to extensions of credit by the holding company system; (7) providing certain kinds of management consulting advice to unaffiliated banks and non-bank depository institutions; (8) performing real estate appraisals; (9) issuing and selling money order and similar instruments and travelers checks and selling U.S. Savings Bonds; (10) providing certain securities brokerage and related services for the account of bank customers; (11) underwriting and dealing in certain government obligations and other obligations such as bankers' acceptances and certificates of deposit; (12) providing consumer financial counseling; (13) providing tax planning and preparation services; (14) providing check guarantee services to merchants; (15) operating a collection agency; and (16) operating a credit bureau.  Trust and investment management activities conducted through a non-depository trust company such as our affiliate, CFSG, are also considered by the FRB to be permissible nonbanking activities that are closely related to banking.

Except for CFSG’s trust and investment management operations, we do not presently engage, directly or indirectly through any affiliate, in any other permissible non-banking activities.

A bank holding company must obtain prior FRB approval in order to purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the company for all purchases or redemptions by the company of its equity securities within the preceding 12 months, will equal 10% or more of the company's consolidated net worth.

We are subject to examination and supervision by the FRB and are required to file annual and quarterly reports and such additional information as the FRB may require pursuant to the Act.

Affiliate Transactions.  The Company, the Bank, CFS Partners and CFSG are all considered "affiliates" of each other for the purposes of Section 18(j) of the FDIA, as amended, and Sections 23A and 23B of the Federal Reserve Act, as amended.  In particular, section 23A limits loans or other extensions of credit to, asset purchases with and investments in affiliates of the Bank to 10% of the Bank’s capital and surplus.  In addition, such loans and extensions of credit and certain other transactions must be collateralized in specified amounts.  Section 23B requires, among other things, that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving non-affiliated persons.  Further, we are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

Source of Strength Doctrine.  Under the Dodd-Frank Act, as a bank holding company we are required to serve as a source of financial strength to our subsidiary bank and may not conduct our operations in an unsafe or unsound manner. We must stand ready to use our available resources to provide adequate capital funds to our subsidiary bank during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting our subsidiary bank if needed.  The FRB may consider a bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks to be an unsafe and unsound banking practice, a violation of FRB regulations, or both.

Capital Adequacy Requirements. Under the Basel III regulatory capital rules adopted in 2013 by the federal banking regulators, as modified by certain provisions of the Dodd-Frank Act, the following minimum capital requirements apply to the Company and the Bank:

●	a common equity Tier 1 risk-based capital ratio of 4.5%;
●	a Tier 1 risk-based capital ratio of 6%;
●	a total risk-based capital ratio of 8%; and
●	a leverage ratio of 4%.

Under the rules, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. Common Equity Tier 1 capital consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Although AOCI is presumptively included in Common Equity Tier 1 capital, the rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI.  The Company and Bank made this opt-out election and, as a result, have retained the pre-existing regulatory capital treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of common equity equal to 2.5% of risk-weighted assets. The Company and the Bank met this capital conservation buffer requirement at December 31, 2022, with a capital conservation buffer of 7.03% for the Company and 6.89% for the Bank as of that date.  Failure to maintain the required buffer would result in limitations on permissible shareholder distributions and discretionary bonus payments.

In general, the Basel III capital rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

The capital ratios of the Company and the Bank exceeded all applicable regulatory requirements at December 31, 2022. (See Note 22 to the Company’s audited consolidated financial statements included in Part II, Item 8 of this report for additional information about the Company’s and the Bank’s regulatory capital ratios.)

Under the 2018 Regulatory Relief Act, the above capital requirements have been simplified for qualifying community banks and bank holding companies.  A joint rule of the federal banking regulators permits a qualifying community banking organization to opt in to a simplified regulatory capital framework.  A qualifying institution that elects to utilize the simplified framework must maintain a CBLR in excess of 9%, and will thereby be deemed to have satisfied the generally applicable risk-based and other leverage capital requirements and (if applicable) the FDIC’s prompt corrective action framework.  In order to utilize the CBLR framework, in addition to maintaining a CBLR of over 9%, a community banking organization must have less than $10 billion in total consolidated assets and must meet certain other criteria such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities.  The CBLR is calculated by dividing tangible equity capital by average total consolidated assets. The Company and Bank do not utilize the CBLR framework.

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

Since 2007 Section 404 of SOX has required management of the Company to undertake a periodic assessment of the adequacy and effectiveness of the Company’s internal control over financial reporting.  Management's report on internal control over financial reporting as of December 31, 2022 is contained in Part II, Item 9A of this Report.  Effective December 31, 2020, as a non-accelerated filer for SEC reporting purposes, we are no longer required to obtain from our external auditors an attestation on the Company’s internal control over financial reporting and the operating effectiveness of these controls under Section 404(b) of SOX.  Nevertheless, we have incurred, and expect to continue to incur, costs in connection with our on-going compliance with Section 404.

Information on the Company’s corporate governance practices, including committee charters, is available on the Company’s website at www.communitybancorpvt.com.

SEC Reporting and Disclosure Requirements.  Under current SEC reporting and disclosure rules, as amended in 2018, and 2020, the Company is considered to be a non-accelerated filer and a smaller reporting company.  As noted above, due to this change in filing status, we are no longer subject to the requirements in SOX section 404(b) to obtain an external auditor attestation of management’s assessment of the Company’s internal controls and their effectiveness.  In addition, we are no longer required to file our periodic reports with the SEC on the accelerated timetable applicable to accelerated filers.  Further, as a smaller reporting company, we are permitted to make certain reduced (or scaled) financial and other disclosures in our periodic reports and proxy statements filed with the SEC.

Dividends.  The Company derives funds for payment of dividends to shareholders primarily from dividends received from our subsidiary, Community National Bank. Under the National Bank Act, prior approval from the OCC is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that last year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.  Federal law also prohibits national banks from paying dividends greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's ALL.

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

The FRB has issued supervisory guidance on the payment of dividends and redemption and repurchases of stock by bank holding companies reflecting the expectation that a bank holding company will inform and consult with FRB supervisory staff in advance of declaring and paying any dividend that could raise safety and soundness concerns.  Examples of actions that might raise such concerns include declaration of a dividend exceeding current period earnings; redeeming or repurchasing regulatory capital instruments when the bank holding company is experiencing financial weakness; or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.  The guidance provides that a bank holding company should eliminate, defer or severely limit dividends if net income for the past four quarters is not sufficient to fully fund dividends; the prospective rate of earnings retention is not consistent with the holding company’s capital needs and overall current and prospective financial condition; or the holding company will not meet, or is in danger of not meeting, its minimum regulatory capital ratios.

Dodd–Frank Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) comprehensively revised and restructured many aspects of the financial services industry.  Many of the provisions of the Dodd-Frank Act were designed to reduce systemic risk from large, complex “systemically significant” financial institutions, and thus do not apply to a smaller banking organization such as the Company.  Nevertheless, certain of its provisions do directly apply to us and others indirectly impact our operations, as the Dodd-Frank Act continues to reshape the financial services environment.  Among other things, the Act:

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

•

Applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, savings and loan holding companies and systemically important non-bank financial companies on a consolidated basis. These changes prohibit the use of additional trust preferred securities as Tier 1 capital, but our existing trust preferred securities are grandfathered;

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

•

Requires public companies to periodically seek “say on executive pay” and “say on frequency” votes of shareholders, and in some circumstances, a “say on golden parachute” vote of shareholders. These vote requirements first became applicable for the Company’s 2013 annual meeting of shareholders, with the next “say on pay” and “say on frequency” votes scheduled to take place at our 2025 Annual Meeting of shareholders;

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

•

Provided permanent relief for non-accelerated filers, from the requirements of Section 404(b) of the Sarbanes-Oxley Act for auditor attestation of management’s assessment of internal controls and their effectiveness;

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

The Prompt Corrective Action Capital regulations establish various degrees of corrective action to be taken when an FDIC-insured depository institution is considered undercapitalized. In 2015, the FDIC’s Prompt Corrective Action regulations were revised in accordance with the Basel III capital standards.  The enhanced requirements (i) introduced a Common Equity Tier 1 ratio requirement at each capital category (other than critically undercapitalized), and set the required Common Equity Tier 1 ratio at 6.5% for well-capitalized status; (ii) increased the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), and set the minimum Tier 1 capital ratio for well-capitalized status at 8.0% (as compared to 6.0% under the prior rule); and (iii) eliminated the provision that permitted a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and still be considered adequately capitalized.  The Basel III capital standards do not change the total risk-based capital requirement for any prompt corrective action category.

As of December 31, 2022, the Bank was considered "well capitalized" under FDICIA’s Prompt Corrective Action capital requirements. Those capital requirements do not apply to the Company. (See Note 22 to the Company’s audited consolidated financial statements included in Part II, Item 8 of this report for additional information about the Bank’s regulatory capital ratios.)

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

Deposit Insurance. The deposits of the Bank are insured by the Deposit Insurance Fund (DIF) of the FDIC up to applicable legal limits and are subject to the deposit insurance premium assessments of the DIF.  The assessment rates for an insured depository institution vary according to the level of risk incurred in its activities.  To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings.  In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings.  The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits.

The Dodd-Frank Act changed the assessment formula for determining deposit insurance premiums and modified certain insurance coverage provisions of the FDIA.  The FDIC’s implementing rules, which became effective in 2011, redefined the base for FDIC insurance assessments from the amount of insured deposits to average consolidated total assets less average tangible equity. The Bank’s total FDIC insurance assessment for 2022 was $348,960.

Brokered Deposits. Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits without prior approval of the FDIC unless it is well capitalized under the FDICIA's prompt corrective actions guidelines. The Company participates in the CDARS of the InterFi Network, which uses a deposit-matching engine to match CDARS deposits in other participating banks, dollar-for-dollar.  This product, also known as reciprocal deposits, is designed to provide deposit insurance in excess of FDIC limits and thereby enhance customer attraction and retention, build deposits and improve net interest margins.  Until recently reciprocal deposits were considered a form of brokered deposits, which are treated less favorably than other deposits for certain purposes; however, a provision of the 2018 Regulatory Relief Act provides that reciprocal deposits held by a well-capitalized and well managed bank are no longer classified as brokered deposits.  CDARS also permits the “one-way” purchase of deposits, which the Company utilizes from time to time for liquidity management purposes.  CDARS one-way deposits are considered brokered deposits for certain purposes under the Federal Deposit Insurance Act and FDIC regulations.  As of December 31, 2022 we had CDARS deposits totaling approximately $2.8 million in exchanged funds and $0 in one-way funds. We also rely from time to time on purchased wholesale deposit funding, which is a form of brokered deposits.  We had $249,000 in purchased wholesale deposits outstanding at December 31, 2022.  Our Asset, Liability and Funds Management Policy limits the use of brokered deposits to 5% of total assets.

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

BSA/AML and OFAC Requirements. BSA/AML. We are subject to a number of AML requirements, which are primarily derived from the BSA, as amended by the USA Patriot Act and subsequent legislation.  These laws and regulations are designed to prevent the financial system from being used by criminals to hide illicit proceeds and to impede terrorists’ ability to access and move funds used in support of terrorist activities. Among other things, BSA/AML laws and regulations require financial institutions to establish AML programs that meet certain standards, including, in some instances, expanded reporting, particularly in the area of suspicious transactions, and enhanced information gathering and recordkeeping requirements.  We maintain an AML program designed to ensure that we are in compliance with all applicable laws, rules and regulations related to AML and anti-terrorist financing initiatives.  The AML program provides for a system of internal controls to ensure that appropriate due diligence and, when necessary, enhanced due diligence, including obtaining and maintaining appropriate documentation, is conducted at account opening and updated, as necessary, through the course of the client relationship. The AML program is also designed to ensure there are appropriate methods of monitoring transactions and account relationships to identify potentially suspicious activity and report suspicious activity to governmental authorities in accordance with applicable laws, rules and regulations.  In addition, the AML program requires the training of appropriate personnel with regard to AML and anti-terrorist financing issues and provides for independent testing to ensure that the AML program is in compliance with all applicable laws and regulations.  Non-compliance with BSA/AML laws or failure to maintain adequate policies and procedures can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a bank merger, bank holding company acquisition or other certain other activities.

On January 1, 2021, Congress passed the National Defense Authorization Act, which represents the most significant overhaul of the BSA and related AML laws since the USA PATRIOT Act.  The amendments include (1) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, LLC, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to the Financial Crimes Enforcement Network (FinCEN), which will maintain the registry and make it available upon request to financial institutions; (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive up to 30 percent of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit financing risks; and (5) expanded duties and powers of FinCEN. Many of the amendments require the Department of Treasury and FinCEN to promulgate rules. On September 29, 2022, FinCEN issued final regulations implementing the amendments relating to beneficial ownership reporting.

OFAC. The U.S. Treasury's OFAC rules prohibit U.S. persons from engaging in financial transactions with certain individuals, entities, or countries, identified as “Specially Designated Nationals,” such as terrorists and narcotics traffickers. These rules require the blocking of assets held by, and prohibit transfers of property to such individuals, entities or countries. Blocked assets, such as property or bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.  We maintain an OFAC program designed to ensure compliance with OFAC requirements.

Cybersecurity.  Federal regulators have issued various guidance relating to cybersecurity, including a statement indicating that banks should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing a bank’s internet-based services.  Regulators have also issued guidance indicating that they expect a bank's management to maintain a sufficient business continuity planning process to ensure rapid recovery, resumption, and maintenance of the bank's operations after a cyber-attack involving destructive malware. A bank is also required to develop appropriate processes to enable recovery of data and business operations, address rebuilding network capabilities, and restore data if the bank or any of its critical service providers fall victim to this type of cyber-attack. If we do not comply with this regulatory guidance, we could be subject to various regulatory sanctions, as well as financial penalties.

In 2021, the federal bank regulatory agencies issued a final rule requiring banks that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity or availability of information or the information system occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident that has occurred. These notifications are intended to promote early awareness of threats to banks and to help contain them in a timely fashion. This rule also requires bank service providers to notify their customers of a computer-security incident.

Financial Privacy.  Under the federal Gramm-Leach-Bliley Financial Modernization Act of 1999 all financial institutions, including the Company, are required to adopt privacy policies, restrict the sharing of nonpublic consumer customer data with nonaffiliated parties, and establish procedures and practices to protect customer data from unauthorized access.  The Company is also subject to similar, but more stringent, requirements under state law, including the Vermont Financial Privacy Act.  In addition, we are subject to the federal Fair Credit Reporting Act, including the amendments adopted in the federal Fair and Accurate Credit Transactions Act of 2003 (FACT Act).  The FACT Act includes many provisions concerning national credit reporting standards and permits consumers to opt out of information sharing among affiliated companies for marketing purposes.  It also requires financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit terms less favorable than those generally available.  The CFPB has extensive rulemaking authority under the FACT Act and has promulgated rules implementing the Act, including rules limiting information sharing for affiliate marketing and rules requiring programs to identify, detect and mitigate certain identity theft red flags.  We are also subject to the requirements of the Vermont Fair Credit Reporting Act, which generally requires an individual's consent in order to obtain a credit report. In addition, the federal Right to Financial Privacy Act imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with federal administrative subpoenas of financial records.

Consumer Protection and Certain Other Banking Laws.  State usury and other credit laws limit the amount of interest and various other charges collected or contracted by a bank on loans. The Bank is also subject to lending limits on loans to one borrower and regulatory guidance on concentrations of credit. The Bank’s loans, deposits and other products and services are also subject to numerous federal and state consumer financial protection laws, including, but not limited to, the following:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth-in-Savings Act, prescribing disclosure and advertising requirements with respect to deposit accounts; and

•

Electronic Funds Transfer Act and its implementing Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs and other electronic banking services

Community Reinvestment Act. The federal CRA requires banks to define the communities they serve, identify the credit needs of those communities, collect and maintain data for each small business or small farm loan originated or purchased, and maintain a public file at each banking location. The federal banking regulators examine the institutions they regulate to assess their record of meeting the credit needs of the communities they serve, including low and moderate income neighborhoods, and assign one of the following four ratings: “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance”. As of the Bank’s last CRA examination, completed by the OCC during 2022, it received a rating of “Outstanding”.

Federal Home Loan Bank System.  The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Member institutions are required to purchase and hold shares of capital stock in the applicable regional FHLB (the FHLBB, in the case of the Bank), in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLBB. The Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2022 of $733,600. As a member, the Bank is subject to future capital calls by the FHLBB in order to maintain compliance with its capital plan.

FRB Executive Compensation Guidelines.  The FRB has issued comprehensive guidance on executive compensation policies, intended to ensure that the incentive compensation practices of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking.  The guidance covers all employees that have the ability to affect materially an institution's risk profile, either individually or as part of a group, and establishes that incentive compensation arrangements should (1) provide incentives that do not encourage risk-taking beyond the institution's ability to identify and manage effectively; (2) be compatible with effective internal controls and risk management; and (3) be supported by strong a corporate governance structure, including active and effective oversight by the board of directors.  For institutions such as the Company that are not "large, complex banking organizations" as defined in the guidance, the FRB reviews the incentive compensation arrangements as part of its regular, risk-focused examination process and not in a separate examination.  These examinations are tailored to the scope and complexity of the institution's activity and compensation arrangements.  The findings are included in the FRB's examination report and deficiencies incorporated into the institution's supervisory ratings.  Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the institution's safety and soundness and the institution fails to take prompt and effective measures to correct the deficiencies.

LIBOR.  On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the "LIBOR Act") to address references to LIBOR in contracts governed by U.S. law  that do not have effective fallback provisions providing for a benchmark rate to replace LIBOR when LIBOR is no longer published.  In December 2022, the FRB adopted a final rule implementing the LIBOR Act which establishes benchmark rates based on SOFR (Secured Overnight Financing Rate) for LIBOR contracts with ineffective fallback provisions.  The applicable replacement will become effective as of the first London banking day after June 30, 2023 (the” LIBOR Replacement Date”).  The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, 3-month, 6-month, and 12-month LIBOR and specifies a spread adjustment for each tenor of SOFR to reflect historical spreads between SOFR and LIBOR.  In accordance with the LIBOR Act and regulations, effective on the LIBOR Replacement Date, the Company’s $12,887,000 principal amount of outstanding Junior Subordinated Debentures, which currently bear a quarterly floating rate equal to 3-month LIBOR, plus 2.85%, will bear interest at a quarterly floating rate equal to 3-month CME Term SOFR, as adjusted by a spread adjustment factor of 0.26161 percent, plus 2.85%.

Other Legislative and Regulatory Initiatives. In addition to the statutes, regulations and regulatory initiatives described above, new legislation and regulations affecting financial institutions are frequently proposed.  If enacted or adopted, these measures could change banking statutes and our operating environment in substantial and unpredictable ways and could further increase our reporting and compliance requirements, governance structures and costs of doing business.  We cannot predict whether any such additional legislation or other regulatory initiatives will be adopted or the effect they may have on our business, results of operations or financial condition.

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

Effects of Inflation and Changing Prices

Our consolidated financial statements have been prepared in accordance with GAAP and practices within the banking industry, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.  Unlike many other types of businesses, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. However, inflation also affects us by increasing the cost of goods and services purchased, as well as the cost of salaries and benefits, occupancy expense, and similar items and similarly impacts our customers.  Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Loan originations and re-financings also tend to slow as interest rates increase, and higher interest rates may reduce earnings from such origination activities. Similarly, lower inflation and rate decreases increase the fair value of securities and loan origination and refinancing tend to accelerate.

Other Available Information

This annual report on Form 10-K is on file with SEC.  We also file with the SEC quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy materials for our meetings of shareholders.  These reports and proxy materials are available without charge on the SEC’s website at http://www.sec.gov. Our SEC-filed reports and proxy statements are also available without charge through a link on our website at www.communitybancorpvt.com.  We have also posted on our website our Code of Ethics for Senior Financial Officers and the Principal Executive Officer, our Insider Trading Policy and the charters of the Audit, Compensation and Nominating Committees of our Board of Directors.  The information and documents contained on our website do not constitute part of this report.  Copies of the reports we file with the SEC (other than exhibits) and proxy materials can also be obtained by contacting Melissa Tinker, Assistant Corporate Secretary, at our principal offices, which are located at 4811 U.S. Route 5, Derby, Vermont 05829 or by calling (802) 334-7915.

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

Our results of operations depend substantially on our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, inflation, recession, unemployment, money supply and the monetary policies of the FRB. If the interest rate we pay on deposits and other borrowings increases at a faster rate than the interest rate we earn on loans and other investments, our net interest income and therefore earnings, could be adversely affected. Conversely, our earnings could be adversely affected if the interest rate we earn on loans and other investments falls more quickly than the interest rate we pay on deposits and borrowings. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, we cannot provide assurance that these measures will be effective in avoiding undue interest rate risk, particularly in an environment of rapidly changing rates.

In response to the COVID-19 pandemic, in March 2020 the FRB lowered the target federal funds rate to 0% to 0.25%, where it remained through the end of 2021.  In response to the increase in inflationary pressures throughout 2021 and 2022, beginning in March 2022 the FOMC has engaged in a tightening of monetary policy, rapidly increasing the target federal funds range from a target of 0% to 0.25% to a target range of 4.25% to 4.50% by year end 2022, with further increases during the first quarter of 2023.

Increases in interest rates can affect the value of our loans and other assets, such as investment securities, and may affect our ability to realize gains on the sale of assets.  For example, we originate loans for sale to secondary market investors, and increasing interest rates may reduce residential mortgage lending activity and the volume of loans we originate for sale, resulting in a reduction in the fee income we earn on such sales. Increasing interest rates may also adversely affect the ability of borrowers to pay the principal or interest on loans, resulting in an increase in our non-performing assets and a reduction in our income.  At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates.

In addition, increases in interest rates may increase our funding costs if we are required to pay higher rates on deposits in response to competitive pressures.  Further, higher rates will increase the dividend rate on our Series A preferred stock, which is tied to the prime rate, and the interest rate on our debentures, which is currently tied to LIBOR and will become tied to SOFR in 2023, as discussed immediately below.  Higher preferred stock dividend payments and debenture interest costs would decrease the amount of funds available for payment of dividends on our common stock.

Our interest costs may increase as a result of the retirement of LIBOR as a reference rate for interest payments on our Junior Subordinated Debentures.

In July 2017, the United Kingdom Financial Conduct Authority (FCA) announced that LIBOR would no longer be published, with an expected target date of December 31, 2021 for the phase out.  On March 5, 2021, the FCA announced firm target dates for the phase out of various LIBOR settings, including a phase out date of June 30, 2023 for 3-month LIBOR for U.S. dollar deposits.  LIBOR is used extensively in the U.S and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including our Junior Subordinated Debentures described below.  In March 2022, the federal Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was enacted, providing a statutory framework to replace various tenors of U.S. dollar LIBOR with an appropriate benchmark based on the Secured Overnight Financing Rate (SOFR) for certain contracts that lack effective fallback provisions if LIBOR is no longer published.  In December 2022 the FRB adopted implementing regulations under the LIBOR Act.  The LIBOR Act and regulations establish an appropriate rate spread adjustment for each of the LIBOR tenors which is designed to adjust for historical spreads between LIBOR and SOFR.

As of December 31, 2022, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which currently bear a quarterly floating rate of interest equal to the 3-month LIBOR, plus 2.85%.  The Indenture Trustee has concluded that the Indenture governing the terms of our Debentures does not contain effective fallback provisions within the meaning of the LIBOR Act.  Accordingly, pursuant to the LIBOR Act, effective on and after the first London banking day after June 30, 2023, our Debentures will bear interest at a quarterly floating rate equal to 3-month CME Term SOFR, as adjusted by a spread adjustment factor of 0.26161 percent, plus 2.85%.  Phase out of LIBOR, including the replacement rate provisions of the LIBOR Act, could significantly impact the future interest costs on our Debentures.

Pandemics, epidemics, disease outbreaks and other public health crises, such as the COVID-19 pandemic, have disrupted our business and operations, and future outbreaks or reemergence of the COVID-19 pandemic could materially adversely impact our business, financial condition, liquidity and results of operations.

Pandemics, epidemics or disease outbreaks in the U.S. or globally, including the COVID-19 pandemic, have disrupted, and may in the future disrupt, our business, which could materially affect our results of operations, financial condition, liquidity and future expectations. The COVID-19 pandemic and the response to the pandemic by federal and state government, have adversely affected businesses, economies and financial markets worldwide, placed constraints on the operations of businesses, decreased consumer mobility and activity, and caused significant economic volatility in the United States and international capital markets. Any new pandemic or other public health crisis, or the reemergence of the COVID-19 pandemic, as well as ongoing or new governmental, regulatory and private sector responses to a pandemic, could materially disrupt banking and other economic activity generally and in the areas in which we operate. This could result in further decline in demand for our banking products and services, and could negatively impact, among other things, our asset quality, liquidity, regulatory capital, net income and growth prospects.

OPERATIONAL RISKS

We are subject to liquidity risk because we rely primarily on deposit-gathering to satisfy our funding needs.

Our primary source of liquidity is through the growth of deposits, which provide low cost funding for our operations. If we are unable to attract enough deposits in our market area to fund loan growth and our other funding needs, then we may be forced to purchase deposits or to borrow through the FHLBB, the FRB’s discount window, correspondent banks or in the capital markets. Purchased deposits and borrowings would tend to be more expensive than funding through core deposits and therefore could have a negative impact on our results of operations, cash flow, liquidity and regulatory capital levels.

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

We periodically make a determination of the adequacy of our ALL based on available information, including, but not limited to, the quality of the loan portfolio as indicated by loan risk ratings, economic conditions, the value of the underlying collateral and the level of non-accruing and criticized loans. Management relies on its loan officers and credit quality reviews, its experience and its evaluation of economic conditions, among other factors, in determining the amount of the provision required for the allowance. Additions to this allowance result in a provision expense for the period. If, as a result of general economic conditions, previously incorrect assumptions, an increase in defaulted loans, or other pertinent factors, we determine that additional increases in the ALL are necessary, additional expenses may be incurred.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which replaces the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses.  Adoption of the CECL model became mandatory for the Company effective January 1, 2023. Transition to CECL could result in additional uncertainty in estimating our credit losses.

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

We are subject to detailed capital requirements that could limit our ability to pay dividends and to take certain other actions.

As of January 1, 2015, we were required to comply with the Basel III capital rules issued by the federal banking agencies that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act.  These capital rules require banks and bank holding companies to maintain a minimum common equity Tier I capital ratio of 4.5% of risk-weighted assets, a minimum Tier I capital ratio of 6.0% of risk-weighted assets, a minimum total capital ratio of 8.0% of risk-weighted assets, and a minimum leverage ratio of 4.0%.  The capital rules require the Bank and the Company to maintain a 2.5% common equity Tier I capital conservation buffer above the minimum risk-based capital requirements for adequately capitalized institutions in order to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases.  The Company and the Bank met these requirements as of December 31, 2022.  The Basel III capital rules permanently grandfathered trust preferred securities issued before May 19, 2010 for institutions with less than $15.0 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital.  Our trust preferred securities qualify for this grandfather treatment.  The Basel III capital rules also increased the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations, but retained the previous capital treatment of residential mortgages. These standards could adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.  Under the rules, we were permitted to make, and did make, a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital.

We may be required to write down goodwill.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets.  The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired.  At December 31, 2022, our goodwill totaled approximately $11.6 million, created in connection with the LyndonBank acquisition in 2007.  Under current accounting standards, if we determine goodwill is impaired, we would be required to write down the value of this asset to fair value.  We conduct a review each year, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired.  We last completed a goodwill impairment analysis as of December 31, 2022, and concluded goodwill was not impaired.  We cannot provide assurance that we will not be required to take an impairment charge in the future.  Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

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

Banks, securities firms, and insurance companies can now combine under a “financial holding company” umbrella. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Some of our competitors have elected to become financial holding companies. We offer only traditional banking products and trust and investment management services indirectly through our affiliate, CFSG.

Our risk management framework may not be effective in mitigating risk and loss.

We maintain an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that the Company faces.  These risks include, but are not limited to: strategic, interest-rate, credit, liquidity, operations, pricing, reputation, compliance, litigation, and cybersecurity.  While management assesses and improves this program periodically, there can be no assurance that our approach and framework for risk management and related controls will effectively mitigate all risk and limit losses in our business. If conditions or circumstances arise that expose flaws or gaps in our risk-management program, or if our risk management systems or controls break down, our results of operations and financial condition may be adversely affected.

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

Item 4.  Mine Safety Disclosures

Not Applicable

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the trading market in, market price of, and dividends paid on, the Company's common stock is incorporated by reference to the section of the 2022 Annual Report under the caption “Common Stock Performance by Quarter” immediately following the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed as Exhibit 13 to this report.  The balance of the information required by item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies under applicable SEC disclosure rules, as amended in 2018 Release Nos. 33-10513 and 34-83550.

The following table provides information as to the purchases of the Company’s common stock during the three months ended December 31, 2022, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18).  During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)	Per Share

October 1 - October 31	0	$0.00
November 1 - November 30	0	0.00
December 1 - December 31	5,020	19.00
Total	5,020	$19.00

(1)

All 5,020 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of the Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

Item 6.  [Reserved]

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the section of the 2022 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," immediately following the “Notes to Consolidated Financial Statements”, filed as Exhibit 13 to this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 and 34-83550.

Item 8.  Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry Dunn McNeil & Parker, LLC are incorporated herein by reference from the 2022 Annual Report, filed as Exhibit 13 to this report.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  As of December 31, 2022, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of December 31, 2022 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Management’s Report on Internal Control Over Financial Reporting

The Management of the Company is responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this Form 10-K. Management is also responsible for establishing and maintaining adequate internal control over financial reporting and for identifying the framework used to evaluate its effectiveness. Management has designed processes, internal control and a business culture that foster financial integrity and accurate reporting. The Company’s comprehensive system of internal control over financial reporting was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with generally accepted accounting principles. The Company’s accounting policies and internal control over financial reporting, established and maintained by Management, are under the general oversight of the Company’s Board of Directors, including the Audit Committee of the Board.

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2022. The standard measures adopted by Management in making its evaluation are the measures in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, Management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

In accordance with relief granted to non-accelerated filers as defined in SEC Release No. 34-88365, this Annual Report does not contain an attestation report of the Company’s independent registered public accounting firm regarding management’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The following is incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting.

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

The Code of Ethics for Senior Financial Officers and the Principal Executive Officer is available on the Company's website at www.communitybancorpvt.com.  The Code is also listed as Exhibit 14 to this report and incorporated by reference to a prior filing with the SEC.  There were no waivers of any provision of the Code during 2022.

Item 11.  Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting:

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION."

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following is incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting:

Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -Transactions with Management."

Information regarding the independence of directors under the caption “CORPORATE GOVERNANCE – Director Independence.”

Item 14.  Principal Accountant Fees and Services

The following is incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting under the caption "PROPOSAL 2 - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

The following are included in this report and are incorporated by reference to the 2022 Annual Report, filed as Exhibit 13 to this report:

Consolidated Balance Sheets at December 31, 2022 and 2021

Consolidated Statements of Income for the years ended December 31, 2022 and 2021

Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

Report of Berry Dunn McNeil & Parker, LLC, independent registered public accountants (PC AOB Reg. No. - 136)

(b) Exhibits

The following exhibits, previously filed with the Commission, are incorporated by reference:

Exhibit 3(i)	Amended and Restated Articles of Association, filed as Exhibit 3.1 to the Company's Form 10-Q Report filed on August 12, 2014.
Exhibit 3(ii)

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of the Series A Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, filed as Exhibit 3(i) to the Company’s Form 8-K Report filed on December 31, 2007.

Exhibit 3(iii)	Amended and Restated By-laws of Community Bancorp. as amended and restated through July 15, 2020, filed as Exhibit 3.1 in the Company’s Form 8-K Report filed on July 20, 2020.
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

Exhibit 4(iii)	Description of Common Stock, filed as Exhibit 4(iii) to the Company’s Form 10-K Report filed on March 16, 2020.
Exhibit 10(i)

Guarantee Agreement dated as of October 31, 2007 between Community Bancorp., as guarantor and Wilmington Trust Company, as guarantee trustee, filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on November 2, 2007.

Exhibit 10(ii)*	Amended and Restated Deferred Compensation Plan for Directors, filed as Exhibit 10.2 to the Company’s Form 8-K Report filed on December 15, 2008.
Exhibit 10(iii)*	Amended and Restated Officer Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on March 13, 2015.
Exhibit 10(iv)*

Description of the Directors Retirement Plan, filed as Exhibit 10(iv) to the Company's Form 10-K Report filed on March 30, 2005; as such description was amended in the Company's Form 8-K Report filed on December 19, 2005.

Exhibit 10(v)*	Amended and Restated Change in Control Agreement for President and Chief Executive Officer (Company), filed as Exhibit 10.1 to the Company’s Form 8-K Report filed on September 7, 2021.
Exhibit 10(vi)*

Amended and Restated Change in Control Agreement for Secretary and Treasurer (Company), Executive Vice President and Chief Financial Officer (Bank), filed as Exhibit 10.2 to the Company’s Form 8-K Report filed on September 7, 2021.

Exhibit 10(vii)*	Change in Control Agreement for Vice President (Company), Executive Vice President and Chief Lending Officer (Bank), filed as Exhibit 10.3 to the Company’s Form 8-K Report filed on September 7, 2021.
Exhibit 10(viii)*

Change in Control Agreement for Vice President (Company) and Executive Vice President and Chief Operating and Innovation Officer (Bank), filed as Exhibit 10.4 to the Company’s Form 8-K Report filed on February 23, 2023, as amended by an Amendment on Form 8-K/A filed on March 1, 2023.

Exhibit 14	Amended Code of Ethics for Senior Financial Officers and the Principal Executive Officer, filed as Exhibit 14 to the Company’s Form 8-K Report on July 12, 2010.

The following exhibits are filed as part of this report:

Exhibit 13	Portions of the 2022 Annual Report, specifically incorporated by reference into this report.

Exhibit 21	Subsidiaries of Community Bancorp.

Exhibit 23	Consent of Berry Dunn McNeil & Parker, LLC

Exhibit 31.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income; (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2022 and 2021.

* Denotes compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP.
/s/Kathryn M. Austin	Date: March 27, 2023
Kathryn M. Austin, President and Chief
Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Kathryn M. Austin	Date: March 27, 2023
Kathryn M. Austin, President and Chief
Executive Officer (Principal Executive Officer)

/s/Louise M. Bonvechio	Date: March 27, 2023
Louise M. Bonvechio, Corporate Secretary and
Treasurer (Principal Financial Officer)

/s/Candace A. Patenaude	Date: March 27, 2023
Candace A. Patenaude
(Principal Accounting Officer)

COMMUNITY BANCORP. DIRECTORS
/s/Thomas E. Adams	Date: March 27, 2023
Thomas E. Adams

/s/Kathryn M. Austin	Date: March 27, 2023
Kathryn M. Austin

/s/Bruce Baker	Date: March 27, 2023
Bruce Baker

/s/David M. Bouffard	Date: March 27, 2023
David M. Bouffard

/s/Aminta K. Conant	Date: March 27, 2023
Aminta K. Conant

/s/Jacques R. Couture	Date: March 27, 2023
Jacques R. Couture

/s/ David P. Laforce	Date: March 27, 2023
David P. Laforce

/s/Rosemary M. Lalime	Date: March 27, 2023
Rosemary M. Lalime

/s/Stephen P. Marsh	Date: March 27, 2023
Stephen P. Marsh, Board Chair

/s/Carol Martin	Date: March 27, 2023
Carol Martin

/s/Emma Marvin	Date: March 27, 2023
Emma Marvin

/s/Jeffrey L. Moore	Date: March 27, 2023
Jeffrey L. Moore

/s/Dorothy R. Mitchell	Date: March 27, 2023
Dorothy R. Mitchell

/s/Frederic Oeschger	Date: March 27, 2023
Fredric Oeschger

/s/James G. Wheeler, Jr.	Date: March 27, 2023
James G. Wheeler, Jr.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

COMMUNITY BANCORP.

EXHIBITS

EXHIBIT INDEX*

Exhibit 13	Portions of the 2022 Annual Report, specifically incorporated by reference into this report.

Exhibit 21	Subsidiaries of Community Bancorp.

Exhibit 23	Consent of Berry Dunn McNeil & Parker, LLC

Exhibit 31.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income; (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2022 and 2021.

*  Other than exhibits incorporated by reference to prior filings.

**  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

