Form 10-Q
period 2023-03-31
COMMUNITY BANCORP /VT
filed 2023-05-12
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-16435

Community Bancorp./VT
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

At May 02, 2023, there were 5,455,805 shares outstanding of the Corporation's common stock.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	March 31	December 31,
Consolidated Balance Sheets	2023	2022
	(Unaudited)

Assets
Cash and due from banks	$7,521,058	$12,302,771
Federal funds sold and overnight deposits	30,123,942	58,837,557
Total cash and cash equivalents	37,645,000	71,140,328
Securities available-for-sale	192,679,330	192,918,109
Restricted equity securities, at cost	1,436,550	1,411,750
Loans	758,586,712	748,548,608
Allowance for credit losses	(9,256,170)	(8,709,225)
Deferred net loan costs	509,611	493,275
Net loans	749,840,153	740,332,658
Bank premises and equipment, net	12,874,462	13,042,468
Accrued interest receivable	3,111,173	3,214,332
Bank owned life insurance	5,173,002	5,153,387
Goodwill	11,574,269	11,574,269
Other assets	16,205,454	17,244,846
Total assets	$1,030,539,393	$1,056,032,147

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$200,311,094	$216,093,534
Interest-bearing transaction accounts	279,977,413	294,050,079
Money market funds	132,554,229	140,117,086
Savings	170,452,633	171,072,921
Time deposits, $250,000 and over	16,737,914	15,632,058
Other time deposits	88,511,815	86,006,601
Total deposits	888,545,098	922,972,279
Borrowed funds	1,300,000	1,300,000
Repurchase agreements	38,058,036	33,077,829
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	10,069,472	10,618,676
Total liabilities	950,859,606	980,855,784

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 15 shares issued and outstanding
at 03/31/23 and 12/31/22 ($100,000 liquidation value, per share)	1,500,000	1,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,665,187
shares issued at 03/31/23 and 5,647,710 shares issued at 12/31/22	14,162,968	14,119,275
Additional paid-in capital	36,659,419	36,383,235
Retained earnings	47,975,176	46,464,447
Accumulated other comprehensive loss	(17,994,999)	(20,667,817)
Less: treasury stock, at cost; 210,101 shares at 03/31/23 and 12/31/22	(2,622,777)	(2,622,777)
Total shareholders' equity	79,679,787	75,176,363
Total liabilities and shareholders' equity	$1,030,539,393	$1,056,032,147

Book value per common share outstanding	$14.33	$13.55

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended March 31
Consolidated Statements of Income	2023	2022
(Unaudited)

Interest income
Interest and fees on loans	$9,376,025	$7,487,200
Interest on taxable debt securities	943,478	656,277
Interest on tax-exempt debt securities	90,658	10,949
Dividends	30,653	16,460
Interest on federal funds sold and overnight deposits	329,411	80,660
Total interest income	10,770,225	8,251,546

Interest expense
Interest on deposits	1,844,747	551,959
Interest on borrowed funds	24,520	21,965
Interest on repurchase agreements	132,128	21,040
Interest on junior subordinated debentures	245,465	98,352
Total interest expense	2,246,860	693,316

Net interest income	8,523,365	7,558,230
Provision for credit losses	286,526	862,500
Net interest income after provision for credit losses	8,236,839	6,695,730

Non-interest income
Service fees	880,288	862,887
Income from sold loans	107,535	203,842
Other income from loans	428,572	271,260
Other income	342,382	348,440
Total non-interest income	1,758,777	1,686,429

Non-interest expense
Salaries and wages	2,288,760	2,040,000
Employee benefits	754,270	772,052
Occupancy expenses, net	770,986	753,364
Other expenses	2,065,686	1,888,172
Total non-interest expense	5,879,702	5,453,588

Income before income taxes	4,115,914	2,928,571
Income tax expense	777,153	523,029
Net income	$3,338,761	$2,405,542

Earnings per common share	$0.61	$0.44
Weighted average number of common shares
used in computing earnings per share	5,444,040	5,382,678
Dividends declared per common share	$0.23	$0.23

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)	Three Months Ended March 31
	2023	2022

Net income	$3,338,761	$2,405,542

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities AFS arising during the period	3,383,314	(11,069,161)
Tax effect	(710,496)	2,324,524
Other comprehensive income (loss), net of tax	2,672,818	(8,744,637)
Total comprehensive income (loss)	$6,011,579	$(6,339,095)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended March 31 2023
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2023	$14,119,275	$1,500,000	$36,383,235	$46,464,447	$(20,667,817)	$(2,622,777)	$75,176,363
Cumulative change in accounting principle (Note 2)				(549,113)			(549,113)
Balance at January 1, 2023 (as adjusted for				45,915,334			74,627,250
Change in accounting principle)
Issuance of common stock	43,693		276,184				319,877
Cash dividends declared
Common stock				(1,250,794)			(1,250,794)
Preferred stock				(28,125)			(28,125)
Comprehensive income
Net income				3,338,761			3,338,761
Other comprehensive income					2,672,818		2,672,818
March 31, 2023	$14,162,968	$1,500,000	$36,659,419	$47,975,176	$(17,994,999)	$(2,622,777)	$79,679,787

	Three Months Ended March 31 2022
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2022	$13,969,848	$1,500,000	$35,322,063	$37,758,105	$(1,166,971)	$(2,622,777)	$84,760,268

Issuance of common stock	35,597		237,086				272,683
Cash dividends declared
Common stock				(1,236,880)			(1,236,880)
Preferred stock				(12,188)			(12,188)
Comprehensive loss
Net income				2,405,542			2,405,542
Other comprehensive loss					(8,744,637)		(8,744,637)
March 31, 2022	$14,005,445	$1,500,000	$35,559,149	$38,914,579	$(9,911,608)	$(2,622,777)	$77,444,788

*Accumulated other comprehensive income (loss)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three Months Ended March 31
	2023	2022

Cash Flows from Operating Activities:
Net income	$3,338,761	$2,405,542
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	276,656	285,202
Provision for credit losses	286,526	862,500
Deferred income tax	(68,835)	47,344
Gain on sale of loans	(29,331)	(102,945)
Income from CFS Partners	(252,051)	(225,870)
Amortization of bond premium, net	66,815	186,967
Proceeds from sales of loans held for sale	1,637,381	4,725,711
Originations of loans held for sale	(1,608,050)	(4,529,766)
Increase in taxes payable	778,860	408,593
Decrease (increase) in interest receivable	103,159	(318,578)
Decrease (increase) in mortgage servicing rights	23,370	(2,374)
Decrease in right-of-use assets	50,321	49,669
Decrease in operating lease liabilities	(53,751)	(51,283)
Increase in other assets	(72,609)	(173,852)
Increase in cash surrender value of BOLI	(19,615)	(20,060)
Amortization of limited partnerships	67,128	67,092
Change in net deferred loan fees and costs	(16,336)	(312,318)
Decrease in interest payable	(2,485)	(1,332)
Decrease in accrued expenses	(1,040,367)	(567,062)
Increase (decrease) in other liabilities	73,186	(24,896)
Net cash provided by operating activities	3,538,733	2,708,284

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	3,555,278	4,434,388
Purchases	0	(19,103,623)
Proceeds from redemption of restricted equity securities	67,800	43,500
Purchases of restricted equity securities	(92,600)	0
Investments in limited liability entities	(1,000)	0
Increase in loans, net	(10,074,935)	(6,998,537)
Capital expenditures net of proceeds from sales of bank
premises and equipment	(158,971)	(70,686)
Recoveries of loans charged off	132,860	11,780
Net cash used in investing activities	(6,571,568)	(21,683,178)

7

	2023	2022

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(29,855,106)	(12,916,068)
Net (decrease) increase in money market and savings accounts	(8,183,145)	10,606,091
Net increase in time deposits	3,611,070	210,469
Net increase (decrease) in repurchase agreements	4,980,207	(3,865,864)
Decrease in finance lease obligations	(54,493)	(52,807)
Dividends paid on preferred stock	(28,125)	(12,188)
Dividends paid on common stock	(932,901)	(900,893)
Net cash used in financing activities	(30,462,493)	(6,931,260)

Net decrease in cash and cash equivalents	(33,495,328)	(25,906,154)
Cash and cash equivalents:
Beginning	71,140,328	110,358,926
Ending	$37,645,000	$84,452,772

Supplemental Schedule of Cash Paid During the Period:
Interest	$2,249,345	$694,648

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain (loss) on securities AFS	$3,383,314	$(11,069,161)

Common Shares Dividends Paid:
Dividends declared	$1,250,794	$1,236,880
Decrease (increase) in dividends payable attributable to dividends declared	1,984	(63,304)
Dividends reinvested	(319,877)	(272,683)
Total dividends paid	$932,901	$900,893

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation and Consolidation and Certain Definitions

Basis of Presentation and Consolidation. The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial condition and results of operations of the Company and its subsidiary, Community National Bank (the Bank), contained herein have been made.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 contained in the Company's Annual Report on Form 10-K.  Certain amounts in the 2022 consolidated financial statements were reclassified to conform to the current period presentation. The reclassification had no effect on net income or shareholders’ equity as previously reported.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for any other interim period or the full annual period ending December 31, 2023.

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

ABS:	Asset backed security	FDICIA:	Federal Deposit Insurance Corporation
AFS:	Available-for-sale		Improvement Act of 1991
Agency MBS:	MBS issued by a US government agency	FHLBB:	Federal Home Loan Bank of Boston
	or GSE	FHLMC:	Federal Home Loan Mortgage Corporation
ACL:	Allowance for Credit Losses	FOMC:	Federal Open Market Committee
ALCO:	Asset Liability Committee	FRB:	Federal Reserve Board
ALL:	Allowance for Loan Losses	FRBB:	Federal Reserve Bank of Boston
AOCI:	Accumulated other comprehensive income	GAAP:	Generally Accepted Accounting Principles
ASC:	Accounting Standards Codification		in the United States
ASU:	Accounting Standards Update	GSE:	Government sponsored enterprise
Bancorp:	Community Bancorp.	HTM:	Held-to-maturity
Bank:	Community National Bank	ICS:	Insured Cash Sweeps of the InterFi Network
BIC:	Borrower-in-Custody	IRS:	Internal Revenue Service
Board:	Board of Directors	JNE:	Jobs for New England
BOLI:	Bank owned life insurance	Jr:	Junior
bp or bps:	Basis point(s)	LIBOR	London Interbank Offered Rate
CDARS:	Certificate of Deposit Accounts Registry	MBS:	Mortgage-backed security
	Service of the InterFi Network	MSRs:	Mortgage servicing rights
CDs:	Certificates of deposit	NII:	Net interest income
CDI:	Core deposit intangible	OAS:	Other amortizing security
CECL:	Current Expected Credit Loss	OBS:	Off-balance sheet
CFSG:	Community Financial Services Group, LLC	OCI:	Other comprehensive income (loss)
CFS Partners:	Community Financial Services Partners,	OREO:	Other real estate owned
	LLC	OTTI:	Other-than-temporary impairment
CMO	Collateralized Mortgage Obligations	PMI:	Private mortgage insurance
Company:	Community Bancorp. and Subsidiary	PPP:	Paycheck Protection Program
COVID-19:	Coronavirus Disease 2019	RD:	USDA Rural Development
CRE:	Commercial Real Estate	SBA:	U.S. Small Business Administration
DDA or DDAs:	Demand Deposit Account(s)	SEC:	U.S. Securities and Exchange Commission
DTC:	Depository Trust Company	SOFR:	Secured Overnight Financing Rate
DRIP:	Dividend Reinvestment Plan	TDR:	Troubled-debt restructuring
Exchange Act:	Securities Exchange Act of 1934	USDA:	U.S. Department of Agriculture
FASB:	Financial Accounting Standards Board	VA:	U.S. Veterans Administration
FDIC:	Federal Deposit Insurance Corporation

Note 2.  Recent Accounting Developments

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the sunset date of December 31, 2022 to December 31, 2024.  The guidance is effective for all entities as of March 12, 2020 through December 31, 2024. The Company is assessing ASU No. 2020-04 and its impact on the transition away from LIBOR for its Junior Subordinated Debentures due December 15, 2037, the Company’s only financial instruments that utilize LIBOR as a reference rate.  That transition will become effective for the Debentures as of the first London banking day after June 30, 2023 (see the Interest Rate Risk and Asset and Liability Management section of the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations following these Notes).

Accounting Standards Adopted in 2023

The Company has adopted the following accounting standards and has applied them to the Company’s interim consolidated financial statements for the three months ended March 31, 2023.  Prior periods have not been restated as a result of adoption of these accounting standards.

ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)  In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which replaces the existing incurred loss model for recognizing credit losses, banks and other lending institutions are required to recognize the full amount of expected credit losses over the life of a loan. The new guidance, which is referred to as the current expected credit loss, or CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses over the life of the loans. A modified version of these requirements also applies to debt securities classified as available for sale, which requires that credit losses on those securities be recorded through an allowance for credit losses rather than a write-down.  The ASU became effective for the Company beginning with the 2023 fiscal year including interim periods. Upon adoption of this ASU on January 1, 2023, a cumulative-effect adjustment of $549,113 was recorded as a reduction to retained earnings, with a corresponding adjustment of $243,376 increasing the ACL on loans, an adjustment of $451,704, increasing other liabilities for the ACL on off-balance sheet credit exposures, and an adjustment of $145,967 increasing deferred tax assets.  There was no allowance recorded for credit losses on AFS debt securities resulting from adoption of this ASU.

ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  The guidance amends Topic 326 (CECL) to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty.  Specifically, rather than applying TDR recognition and measurement guidance, under the CECL model creditors will determine whether a modification results in a new loan or continuation of existing loan.  These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.  Additionally, the amendments to Topic 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination.  The guidance has become effective for the Company beginning with the fiscal year 2023, including interim periods.  Adoption of this ASU did not have a material impact on the consolidated financial statements.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended March 31	2023	2022

Net income, as reported	$3,338,761	$2,405,542
Less: dividends to preferred shareholders	28,125	12,188
Net income available to common shareholders	$3,310,636	$2,393,354
Weighted average number of common shares
used in calculating earnings per share	5,444,040	5,382,678
Earnings per common share	$0.61	$0.44

Note 4.  Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2023
U.S. GSE debt securities	$12,000,000	$0	$1,300,086	$10,699,914
U.S. Government securities	41,328,783	0	2,559,714	38,769,069
Taxable Municipal securities	300,000	0	57,048	242,952
Tax-exempt Municipal securities	12,026,492	154,266	559,646	11,621,112
Agency MBS	132,421,042	54,714	17,999,320	114,476,436
ABS and OAS	2,686,444	0	164,536	2,521,908
CMO	12,223,050	193	272,673	11,950,570
Other investments	2,472,000	0	74,631	2,397,369
Total	$215,457,811	$209,173	$22,987,654	$192,679,330

December 31, 2022
U.S. GSE debt securities	$12,000,000	$0	$1,624,709	$10,375,291
U.S. Government securities	41,368,624	0	3,137,035	38,231,589
Taxable Municipal securities	300,000	0	65,142	234,858
Tax-exempt Municipal securities	12,042,410	40,513	759,356	11,323,567
Agency MBS	135,193,097	69,447	20,030,945	115,231,599
ABS and OAS	2,929,740	0	236,134	2,693,606
CMO	12,278,033	581	342,689	11,935,925
Other investments	2,968,000	0	76,326	2,891,674
Total	$219,079,904	$110,541	$26,272,336	$192,918,109

The Company had investments in Agency MBS exceeding 10% of stockholders’ equity with a book value of $132.4 million and $135.2 million, respectively, and a fair value of $114.5 million and $115.2 million, respectively, at March 31, 2023 and December 31, 2022.

Investments securities pledged as collateral for repurchase agreements consisted of certain U.S. GSE debt securities, Agency MBS, ABS and OAS, and CMO.  These repurchase agreements mature daily.  The aggregate amortized cost and fair value of these pledged investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

March 31, 2023	$54,714,154	$46,610,309
December 31, 2022	55,899,113	46,789,284

There were no sales of debt securities during the first three months of 2023 or 2022.

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
March 31, 2023
Due in one year or less	$7,205,661	$7,094,786
Due from one to five years	56,308,526	52,625,845
Due from five to ten years	5,241,640	4,828,976
Due after ten years	14,280,942	13,653,287
Agency MBS	132,421,042	114,476,436
Total	$215,457,811	$192,679,330

December 31, 2022
Due in one year or less	$1,976,000	$1,966,767
Due from one to five years	58,875,224	54,736,949
Due from five to ten years	8,631,626	7,591,761
Due after ten years	14,403,957	13,391,033
Agency MBS	135,193,097	115,231,599
Total	$219,079,904	$192,918,109

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
March 31, 2023
U.S. GSE debt securities	$0	$0	$10,699,914	$1,300,086	11	$10,699,914	$1,300,086
U.S. Government securities	0	0	38,769,069	2,559,714	54	38,769,069	2,559,714
Taxable Municipal securities	0	0	242,952	57,048	1	242,952	57,048
Tax-exempt Municipal securities	1,536,169	13,862	4,587,518	545,784	13	6,123,687	559,646
Agency MBS	6,599,945	162,379	103,573,217	17,836,941	119	110,173,162	17,999,320
ABS and OAS	1,192,731	61,720	1,329,177	102,816	4	2,521,908	164,536
CMO	9,000,364	179,637	996,979	93,036	9	9,997,343	272,673
Other investments	1,954,018	21,982	443,351	52,649	10	2,397,369	74,631
Total	$20,283,227	$439,580	$160,642,177	$22,548,074	221	$180,925,404	$22,987,654

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
December 31, 2022
U.S. GSE debt securities	$2,723,388	$276,611	$7,651,903	$1,348,098	11	$10,375,291	$1,624,709
U.S. Government securities	4,837,891	169,501	33,393,698	2,967,534	54	38,231,589	3,137,035
Taxable Municipal securities	0	0	234,858	65,142	1	234,858	65,142
Tax-exempt Municipal securities	8,608,507	522,128	592,388	237,228	19	9,200,895	759,356
Agency MBS	14,541,901	810,356	97,718,436	19,220,589	120	112,260,337	20,030,945
ABS and OAS	2,693,606	236,134	0	0	4	2,693,606	236,134
CMO	8,954,323	232,398	1,014,910	110,291	9	9,969,233	342,689
Other investments	2,451,892	20,108	439,782	56,218	12	2,891,674	76,326
Total	$44,811,508	$2,267,236	$141,045,975	$24,005,100	230	$185,857,483	$26,272,336

12

.

The Company adopted ASU No. 2016-13 effective January 1, 2023 which requires credit losses on debt securities AFS to be recorded in an allowance for credit losses and eliminates the concept of OTTI for debt securities AFS. Under the ASU, if the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the credit loss is recorded through an allowance rather than as a write-down of the security. As of March 31, 2023, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the debt securities AFS in an unrealized loss position prior to recovery. As of March 31, 2023, the Company also determined that no individual debt securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributed to increases in market interest rates since these securities were purchased under other market conditions.

As of December 31, 2022, the Company believed the unrealized losses on securities AFS were due to market conditions rather than reduced estimated cash flows or deterioration in the creditworthiness of the issuer.  At December 31, 2022, the Company did not intend to sell these securities, did not anticipate that these securities will be required to be sold before anticipated recovery, and expected full principal and interest to be collected.  Therefore, under the accounting principles pertaining to OTTI analysis then in effect, the Company did not consider the declines in the fair value of these securities to be OTTI as of December 31, 2022.

Note 5.  Loans, Allowance for Credit Losses and Credit Quality

The composition of net loans as of the balance sheet dates was as follows:

	March 31, 2023		December 31, 2022

Commercial & industrial	$118,898,281	15.67%	$112,951,873	15.09%
Purchased	6,697,965	0.88%	7,530,458	1.00%
Commercial real estate	362,136,416	47.74%	356,892,986	47.68%
Municipal	36,473,847	4.81%	34,633,055	4.63%
Residential real estate - 1st lien	199,033,728	26.24%	198,743,375	26.55%
Residential real estate - Jr lien	31,901,495	4.21%	33,756,872	4.51%
Consumer	3,444,980	0.45%	4,039,989	0.54%
Total loans	758,586,712	100.00%	748,548,608	100.00%

ACL	(9,256,170)		(8,709,225)
Deferred net loan costs (fees)	509,611		493,275
Net loans	$749,840,153		$740,332,658

Provision for Credit Losses

The provision for credit losses was made up of the following components for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Provision for credit losses on loans	207,540	862,500
Provision for credit losses on OBS credit exposure	78,986	0
Provision for credit losses	286,526	862,500

The following tables present the activity in the ACL on loans at adoption of ASU 2016-13 (CECL) on January 1, 2023 and for the first three months of 2023 and select information on impairment evaluation by portfolio segment

As of or for the first three months ended March 31, 2023

					Residential	Residential
	Commercial		Commercial		Real Estate	Real Estate
	& Industrial	Purchased	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ACL beginning balance	$1,116,322	$53,090	$5,061,813	$62,339	$2,001,836	$241,950	$69,686	$102,189	$8,709,225
Impact of adopting CECL	(164,116)	(29,196)	(22,467)	24,244	273,168	297,745	(33,813)	(102,189)	243,376
Charge-offs	(11,577)	0	0	0	0	0	(25,254)	0	(36,831)
Recoveries	1,374	0	22,000	0	72,326	25,548	11,612	0	132,860
Provision (credit)	73,635	(3,693)	124,810	4,602	48,779	(48,595)	8,002	0	207,540
ACL ending balance	$1,015,638	$20,201	$5,186,156	$91,185	$2,396,109	$516,648	$30,233	$0	$9,256,170

					Residential	Residential
	Commercial		Commercial		Real Estate	Real Estate
	& Industrial	Purchased	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total
ACL evaluated for impairment
Individually	$0	$0	$2,734	$0	$2,669	$0	$0	$5,403
Collectively	1,015,638	20,201	5,183,422	91,185	2,393,440	516,648	30,233	9,250,767
Total	$1,015,638	$20,201	$5,186,156	$91,185	$2,396,109	$516,648	$30,233	$9,256,170

Loans evaluated for impairment
Individually	$3,870,954	$0	$2,913,355	$0	$1,140,222	$39,876	$0	$7,964,407
Collectively	115,027,327	6,697,965	359,223,061	36,473,847	197,893,506	31,861,619	3,444,980	750,622,305
Total	$118,898,281	$6,697,965	$362,136,416	$36,473,847	$199,033,728	$31,901,495	$3,444,980	$758,586,712

The following tables present activity in the ALL and select loan information on impairment evaluation, by portfolio segment, under the incurred loss methodology, for the periods indicated:

As of or for the year ended December 31, 2022

					Residential	Residential
	Commercial		Commercial		Real Estate	Real Estate
	& Industrial	Purchased	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$870,392	$68,655	$4,151,760	$76,728	$1,765,892	$182,014	$55,698	$539,117	$7,710,256
Charge-offs	(76,875)	0	(667,474)	0	0	0	(63,625)	0	(807,974)
Recoveries	14,112	0	667,474	0	111,763	5,089	30,505	0	828,943
Provision (credit)	308,693	(15,565)	910,053	(14,389)	124,181	54,847	47,108	(436,928)	978,000
ALL ending balance	$1,116,322	$53,090	$5,061,813	$62,339	$2,001,836	$241,950	$69,686	$102,189	$8,709,225

ALL evaluated for impairment
Individually	$2,322	$0	$0	$0	$106,280	$0	$0	$0	$108,602
Collectively	1,114,000	53,090	5,061,813	62,339	1,895,556	241,950	69,686	102,189	8,600,623
Total	$1,116,322	$53,090	$5,061,813	$62,339	$2,001,836	$241,950	$69,686	$102,189	$8,709,225

Loans evaluated for impairment
Individually	$3,442,124	$0	$3,176,835	$0	$3,816,012	$77,416	$0		$10,512,387
Collectively	109,509,749	7,530,458	353,716,151	34,633,055	194,927,363	33,679,456	4,039,989		738,036,221
Total	$112,951,873	$7,530,458	$356,892,986	$34,633,055	$198,743,375	$33,756,872	$4,039,989		$748,548,608

As of or for the three months ended March 31, 2022

					Residential	Residential
	Commercial		Commercial		Real Estate	Real Estate
	& Industrial	Purchased	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$870,392	$68,655	$4,151,760	$76,728	$1,765,892	$182,014	$55,698	$539,117	$7,710,256
Charge-offs	(17,650)	0	(667,474)	0	0	0	(8,764)	0	(693,888)
Recoveries	0	0	0	0	2,276	1,210	8,294	0	11,780
Provision (credit)	122,927	(5,024)	1,159,995	10,861	46,289	(4,671)	(19,036)	(448,841)	862,500
ALL ending balance	$975,669	$63,631	$4,644,281	$87,589	$1,814,457	$178,553	$36,192	$90,276	$7,890,648

ALL evaluated for impairment
Individually	$0	$0	$0	$0	$115,614	$0	$0	$0	$115,614
Collectively	975,669	63,631	4,644,281	87,589	1,698,843	178,553	36,192	90,276	7,775,034
Total	$975,669	$63,631	$4,644,281	$87,589	$1,814,457	$178,553	$36,192	$90,276	$7,890,648

Loans evaluated for impairment
Individually	$222,236	$0	$3,713,169	$0	$3,910,848	$85,691	$0		$7,931,944
Collectively	112,160,751	9,090,170	304,598,565	48,660,440	177,699,446	32,981,298	3,170,568		688,361,238
Total	$112,382,987	$9,090,170	$308,311,734	$48,660,440	$181,610,294	$33,066,989	$3,170,568		$696,293,182

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

		90 Days	Total
March 31, 2023	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$0	$3,229,266	$3,229,266	$115,669,015	$118,898,281
Purchased	0	0	0	6,697,965	6,697,965
Commercial real estate	1,326,520	565,347	1,891,867	360,244,549	362,136,416
Municipal	0	0	0	36,473,847	36,473,847
Residential real estate - 1st lien	1,291,368	409,273	1,700,641	197,333,087	199,033,728
Residential real estate - Jr lien	160,470	64,883	225,353	31,676,142	31,901,495
Consumer	17,689	0	17,689	3,427,291	3,444,980
Totals	$2,796,047	$4,268,769	$7,064,816	$751,521,896	$758,586,712

		90 Days	Total
December 31, 2022	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$2,377,668	$879,802	$3,257,470	$109,694,403	$112,951,873
Purchased	0	0	0	7,530,458	7,530,458
Commercial real estate	1,395,444	353,842	1,749,286	355,143,700	356,892,986
Municipal	0	0	0	34,633,055	34,633,055
Residential real estate - 1st lien	1,517,653	641,141	2,158,794	196,584,581	198,743,375
Residential real estate - Jr lien	321,579	25,007	346,586	33,410,286	33,756,872
Consumer	18,745	0	18,745	4,021,244	4,039,989
Totals	$5,631,089	$1,899,792	$7,530,881	$741,017,727	$748,548,608

For all loan segments, loans over 30 days past due are considered delinquent.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of the dates presented:

				90 Days or
	Nonaccrual	Nonaccrual	Total	More and
March 31, 2023	with an ACL	with No ACL	Nonaccrual	Accruing

Commercial & industrial	$0	$3,875,801	$3,875,801	$0
Purchased	0	0	0	0
Commercial real estate	692,600	2,369,614	3,062,214	0
Municipal	0	0	0	0
Residential real estate - 1st lien	167,159	1,246,617	1,413,776	175,981
Residential real estate - Jr lien	0	128,563	128,563	0
Consumer	0	0	0	0
Totals	$859,759	$7,620,595	$8,480,354	$175,981

				90 Days or
	Nonaccrual	Nonaccrual	Total	More and
December 31, 2022	with an ALL	with No ALL	Nonaccrual	Accruing

Commercial & industrial	$452,963	$2,989,161	$3,442,124	$0
Purchased	0	0	0	0
Commercial real estate	0	3,180,478	3,180,478	324,927
Municipal	0	0	0	0
Residential real estate - 1st lien	278,026	858,304	1,136,330	248,157
Residential real estate - Jr lien	0	131,088	131,088	0
Consumer	0	0	0	0
Totals	$730,989	$7,159,031	$7,890,020	$573,084

As of March 31, 2023, there were no loans in process of foreclosure, compared to 5 loans with an aggregate balance of $195,082 at December 31, 2022.

Allowance for credit losses

The ACL is established through a provision for credit losses charged to earnings. Credit losses are charged against the allowance when management believes that future payments of a loan balance are unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

As described below, the allowance consists of general and specific components.  However, the entire allowance is available to absorb losses in the loan portfolio, regardless of general or specific components considered in determining the amount of the allowance.

General component

The general component of the ACL is based on methodologies, inputs, and assumptions utilized to estimate lifetime credit losses when applied to the following loan segments: commercial and industrial, purchased loans, CRE, municipal, residential real estate 1st lien, residential real estate Jr lien and consumer loans. The Company does not disaggregate its portfolio segments further into classes.

The Company utilizes a discounted cash flow (DCF) approach to calculate the expected loss for each portfolio segment. Within the DCF model, a probability of default (PD) and loss given default (LGD) assumption is applied to calculate the expected loss for each segment. PD is the probability the asset will default within a given timeframe and LGD is the percentage of assets not expected to be collected due to default. The Company's PD and LGD assumptions may be derived from internal historical default and loss experience or from external data where there are not statistically meaningful loss events for a loan segment or it does not have default and loss data that covers a full economic cycle.

As of March 31, 2023, the primary macroeconomic drivers used within the DCF model included forecasts of Civilian unemployment and changes in National gross domestic product (GDP).  Management monitors and assesses its macroeconomic drivers at least annually (generally in the fourth quarter) to determine if or that they continue to be the most predictive indicator of losses within the Company's loan portfolio, and these macroeconomic drivers may change from time to time.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources, which may include, but is not limited to, the FOMC forecast and other publicly available forecasts from well recognized, leading economists or firms. The Company's reasonable and supportable forecast period generally ranges from one to three years, depending on the facts and circumstances of the current state of the economy, portfolio segment, and management's judgment of what can be reasonably supported. The model reversion period generally ranges from one to six years, and it also depends on the current state of the economy and management's judgments of such. Management monitors and assesses the forecast and reversion period at least annually. The Company used a one-year forecast and reversion period to calculate the ACL on loans as of March 31, 2023.

When the DCF method is used to determine the ACL, management does not adjust the effective interest rate used to discount expected cash flows to incorporate expected prepayments.

Expected credit losses are estimated over the contractual term of the loans. For term loans, the contractual life is calculated based on the maturity date. For commercial revolving loans with no stated maturity date, the contractual life is calculated based on the internal review date. For all other revolving loans, the contractual life is based on either the estimated maturity date or a default date. The contractual term excludes expected extensions, renewals, and modifications.

In calculating the ACL on loans, the contractual life of a loan must be adjusted for prepayments to arrive at expected cash flows. The Company models term loans using an annualized prepayment. When the Company has a specific expectation of differing payment behavior for a given loan, the loan may be evaluated individually. For revolving loans that do not have a principal payment schedule, a curtailment rate is factored into the cash flow.

Management has elected loss rate methodologies appropriate for each loan segment.  The DCF method was chosen for the commercial and industrial, CRE, residential real estate 1st lien, residential real estate Jr Lien and consumer loans. The DCF model, being periodic in nature, allows for effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner.  For the purchased loans segment, a long-term average loss rate is calculated and applied on a quarterly basis for the remaining life of the pool.  Due to the lack of any historical loss data, a manual entry methodology was chosen for the municipal loans given the immaterial nature of the pool when considering prior loss history as well as the inability to reasonably forecast defaults or loss given default for the pool.

Qualitative factors are also applied to include the levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of CRE loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available.

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

Purchased – Loans in this segment are loans purchased through a loan purchasing program with Bankers Healthcare Group (BHG). BHG originates commercial loans to medical professionals nationwide and sells them individually to a secondary market, primarily banks, through a bid process. The Bank has established conservative credit parameters and expects a low risk of default in this portfolio.

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

Municipal – Loans in this segment are made to local municipalities, attributable to municipal financing transactions and backed by the full faith and credit of town governments or dedicated governmental revenue sources, with no historical losses recognized by the Company. Qualitative factors are not utilized in the manual entry method for municipal loans.

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

Specific component

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. In general, loans individually evaluated for estimated credit losses include those (i) greater than $100,000 and that are on nonaccrual or (ii) have other unique characteristics differing from the portfolio segment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan. However, when management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment evaluation.

Allowance for loan losses (prior to adoption of CECL)

Please refer to Note 4 to the audited consolidated financial statements contained in the Company’s 2022 Annual Report on 10-K for the description on disclosure of the ALL in periods prior to adoption of CECL.

The following table presents the amortized cost basis of collateral-dependent loans as of March 31, 2023 by collateral type:

	Business	Commercial	Residential
	Assets (1)	Real Estate	Real Estate	Total
Commercial	$1,777,018			$1,777,018
Commercial real estate		776,329		776,329
Residential real estate - 1st lien			326,922	326,922
Total collateral-dependent loans	$1,777,018	$776,329	$326,922	$2,880,268

(1)   Including, but not limited to, inventory, equipment and accounts receivable.

Impaired loans, by portfolio segment, prior to adoption of ASU 2022-02 (Troubled Debt Restructurings and Vintage Disclosures), were as follows:

	As of December 31, 2022
		Unpaid
	Recorded	Principal	Related
	Investment(1)	Balance	Allowance

Related allowance recorded
Commercial & industrial	$452,963	$462,745	$2,322
Residential real estate – 1st lien	1,041,730	1,073,350	106,280
Total with related allowance	1,494,693	1,536,095	108,602

No related allowance recorded
Commercial & industrial	2,989,161	3,078,769
Commercial real estate	3,176,962	3,671,196
Residential real estate - 1st lien	2,785,669	3,805,682
Residential real estate - Jr lien	77,419	126,250
Total with no related allowance	9,029,211	10,681,897

Total impaired loans	$10,523,904	$12,217,992	$108,602

(1)   Recorded investment in impaired loans in the table above includes accrued interest receivable and deferred net loan costs of $11,517.

	As of March 31, 2022
		Unpaid
	Recorded	Principal	Related
	Investment(1)	Balance	Allowance

Related allowance recorded
Residential real estate - 1st lien	$1,113,112	$1,129,082	$115,614
Total with related allowance	1,113,112	1,129,082	115,614

No related allowance recorded
Commercial & industrial	222,236	261,011
Commercial real estate	3,713,309	4,861,145
Residential real estate - 1st lien	2,836,069	3,845,577
Residential real estate - Jr lien	85,697	131,069
Total with no related allowance	6,857,311	9,098,802

Total impaired loans	$7,970,423	$10,227,884	$115,614

(1)  Recorded investment in impaired loans in the table above includes accrued interest receivable of $38,479.

	As of March 31, 2022
	Three Months Ended
	Average	Interest
	Recorded	Income
	Investment	Recognized

Related allowance recorded
Residential real estate - 1st lien	$907,849	$14,387
Residential real estate - Jr lien	0	51
Total with related allowance	907,849	14,438

No related allowance recorded
Commercial & industrial	157,799	204
Commercial real estate	4,133,691	1,670
Residential real estate - 1st lien	2,943,358	42,714
Residential real estate - Jr lien	87,133	37
Total with no related allowance	7,321,981	44,625

Total impaired loans	$8,229,830	$59,063

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

Credit Quality Grouping

In developing the ACL, management uses credit quality groupings to help evaluate trends in credit quality. The Company groups credit risk into Groups A, B and C. The manner the Company utilizes to assign risk grouping is driven by loan purpose. Commercial purpose loans are individually risk graded while the retail portion of the portfolio is generally grouped by delinquency pool.

Group A loans - Pass – are loans that are expected to perform as agreed under their respective terms.  Such loans carry a normal level of risk that does not require management attention beyond that warranted by the loan or loan relationship characteristics, such as loan size or relationship size. Group A loans include commercial purpose loans that are individually risk rated, including purchased and retail loans that are rated by pool. Group A retail loans include performing consumer and residential real estate loans. Residential real estate loans are loans to individuals secured by 1-4 family homes, including first mortgages, home equity and home improvement loans. Loan balances fully secured by deposit accounts or that are fully guaranteed by the federal government are considered acceptable risk.

Group B loans – Special Mention - are loans that require greater attention than the acceptable risk loans in Group A. Characteristics of such loans may include, but are not limited to, borrowers that are experiencing negative operating trends such as reduced sales or margins, borrowers that have exposure to adverse market conditions such as increased competition or regulatory burden, or borrowers that have had unexpected or adverse changes in management. These loans have a greater likelihood of migrating to an unacceptable risk level if these characteristics are left unchecked. Group B is limited to commercial purpose loans that are individually risk rated.

Group C loans – Substandard/Doubtful – are loans that have distinct shortcomings that require a greater degree of management attention.  Examples of these shortcomings include a borrower's inadequate capacity to service debt, poor operating performance, or insolvency.  These loans are more likely to result in repayment through collateral liquidation. Group C loans range from those that are likely to sustain some loss if the shortcomings are not corrected, to those for which loss is imminent and non-accrual treatment is warranted. Group C loans include individually rated commercial purpose loans and retail loans adversely rated in accordance with the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification Policy. Group C retail loans include 1-4 family residential real estate loans and home equity loans past due 90 days or more with loan-to-value ratios greater than 60%, home equity loans 90 days or more past due where the Bank does not hold first mortgage, irrespective of loan-to-value, loans in bankruptcy where repayment is likely but not yet established, and lastly consumer loans that are 90 days or more past due.

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

Credit risk ratings are dynamic and require updating whenever relevant information is received.  Risk ratings are assessed on an ongoing basis and at various points, including at delinquency or at the time of other adverse events.  For larger, more complex or adversely rated loans, risk ratings are also assessed at the time of annual or periodic review.  Lenders are required to make immediate disclosure to the Chief Lending Officer of any known increase in loan risk, even if considered temporary in nature.

The risk ratings within the loan portfolio and current period gross charge-offs, by loan segment and origination year, as of March 31, 2023 were as follows:

As of March 31, 2023							Revolving	Revolving
(In thousands)							Loans	Loans
							Amortized	Converted
	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Commercial:
Pass	$5,305	$23,235	$16,023	$3,648	$5,225	$6,797	$46,878	$0	$107,111
Special mention	0	134	959	248	0	68	5,627	0	7,036
Substandard/Doubtful	0	398	0	277	307	1,549	2,220	0	4,751
Total commercial	$5,305	$23,767	$16,982	$4,173	$5,532	$8,414	$54,725	$0	$118,898

Current period gross charge-offs	$0	$12	$0	$0	$0	$0	$0	$0	$12

Purchased:
Pass	$169	$103	$1,990	$1,707	$2,729	$0	$0	$0	$6,698
Total purchased	$169	$103	$1,990	$1,707	$2,729	$0	$0	$0	$6,698

Commercial Real Estate:
Pass	$10,897	$94,652	$40,651	$51,252	$36,336	$96,120	$22,309	$0	$352,217
Special mention	0	383	1,512	0	0	1,616	0	0	3,511
Substandard/Doubtful	0	0	0	1,675	1,422	2,524	788	0	6,409
Total commercial real estate	$10,897	$95,035	$42,163	$52,927	$37,758	$100,260	$23,097	$0	$362,137

Municipal:
Pass	$3,514	$10,020	$3,598	$5,332	$682	$11,766	$1,562	$0	$36,474
Total municipal	$3,514	$10,020	$3,598	$5,332	$682	$11,766	$1,562	$0	$36,474

Residential real estate - 1st lien:
Pass	$6,828	$40,869	$44,113	$34,995	$11,024	$57,324	$1,445	$0	$196,598
Substandard/Doubtful	0	0	0	1,867	42	527	0	0	2,436
Total residential real estate - 1st lien	$6,828	$40,869	$44,113	$36,862	$11,066	$57,851	$1,445	$0	$199,034

Residential real estate - Jr lien:
Pass	$77	$2,024	$420	$638	$689	$1,356	$24,869	$1,794	$31,867
Substandard/Doubtful	0	0	0	0	0	34	0	0	34
Total residential real estate - Jr lien	$77	$2,024	$420	$638	$689	$1,390	$24,869	$1,794	$31,901

Consumer
Pass	$697	$1,362	$656	$395	$208	$127	$0	$0	$3,445
Total consumer	$697	$1,362	$656	$395	$208	$127	$0	$0	$3,445

Current period gross charge-offs	$0	$8	$0	$0	$0	$17	$0	$0	$25

Total Loans	$27,487	$173,180	$109,922	$102,034	$58,664	$179,808	$105,698	$1,794	$758,587

There were no current period gross charge-offs within the Purchased, CRE, Municipal, Residential real estate 1st lien and Residential real estate Jr lien loan segments.  There were no Special mention loans within the Residential real estate 1st lien or Jr lien loan segments.  There were no Special mention or Substandard/Doubtful loans within the Purchased, Municipal and Consumer loan segments.

Before the adoption of ASC 326 (CECL), the risk ratings within the loan portfolio, by segment, as of December 31, 2022 were as follows:

					Residential	Residential
	Commercial		Commercial		Real Estate	Real Estate
	& Industrial	Purchased	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

Group A	$104,697,047	$7,530,458	$347,732,935	$34,633,055	$195,269,893	$33,538,767	$4,039,989	$727,442,144
Group B	6,296,411	0	2,754,649	0	0	0	0	9,051,060
Group C	1,958,415	0	6,405,402	0	3,473,482	218,105	0	12,055,404
Total	$112,951,873	$7,530,458	$356,892,986	$34,633,055	$198,743,375	$33,756,872	$4,039,989	$748,548,608

Modifications of Loans

A loan is considered modified if, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider.

The Company is deemed to have granted such a concession if it has modified a loan in any of the following ways:

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

An insignificant delay or insignificant shortfall in the amount of payments typically would not require the loan to be accounted for as modified.  However, pursuant to regulatory guidance, any payment delay longer than three months is generally not considered insignificant. Management’s assessment of whether a concession has been granted also takes into account payments expected to be received from third parties, including third-party guarantors, provided that the third party has the ability to perform on the guarantee.

The Company’s modified loans are principally a result of extending loan repayment terms to relieve cash flow difficulties. The Company has only, on a limited basis, reduced interest rates for borrowers below the current market rate for the borrower.  The Company has not forgiven principal or reduced accrued interest within the terms of original restructurings, nor has it converted variable rate terms to fixed rate terms.  However, the Company evaluates each potential loan modification on its own merits and does not foreclose the granting of any particular type of concession.

There were no new loan modifications for the first three months of 2023.

Prior to adoption of ASU 2022-02, new TDRs, by portfolio segment, during the periods presented below were as follows:

Year ended December 31, 2022
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate – 1st lien	2	$562,592	$562,592

Three months ended March 31, 2022
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential real estate – 1st lien	1	$292,592	$292,592

There were no TDRs for which there was a payment default during the twelve month period ended December 31, 2022. The TDRs for which there was a payment default during the twelve month periods presented below were as follows:

For the twelve months ended March 31, 2022

	Number of	Recorded
	Contracts	Investment

Commercial real estate	2	$2,422,965

Prior to adoption of ASU 2022-02, TDRs were treated as other impaired loans and carried individual specific reserves with respect to the calculation of the ALL.  These loans were categorized as non-performing, may have been past due, and were generally adversely risk rated. The TDRs that had defaulted under their restructured terms were generally in collection status and their ALL reserve was typically calculated using the fair value of collateral method.

Prior to adoption of ASU 2022-02, the specific allowances within the ALL related to TDRs as of December 31, 2022 totaled $106,280.

As of the balance sheet dates, the Company evaluates whether it is contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.  The Company is contractually committed to lend on one SBA guaranteed line of credit to a borrower whose lending relationship was previously modified.

OBS Credit Exposures: In the ordinary course of business, the Company enters into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded as loans when they are funded.

Allowance for Credit Losses on OBS Credit Exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on OBS credit exposures is adjusted through credit loss expense. To appropriately measure expected credit losses, management disaggregates the loan portfolio into similar risk characteristics, identical to those determined for the loan portfolio. An estimated funding rate is then applied to the qualifying unfunded loan commitments and letters of credit using the Company's own historical experience to estimate the expected funded amount for each loan segment as of the reporting date. Once the expected funded amount for each loan segment is determined, the loss rate, which is the calculated expected loan loss as a percent of the amortized cost basis for each loan segment, is applied to calculate the ACL on OBS credit exposures as of the reporting date. The ACL on OBS credit exposures is presented within accrued interest and other liabilities on the consolidated balance sheets.

Note 6.  Goodwill and Other Intangible Assets

As a result of a merger with LyndonBank on December 31, 2007, the Company recorded goodwill amounting to $11,574,269.  The goodwill is not amortizable and is not deductible for tax purposes.

As of December 31, 2022, the most recent evaluation, management concluded that no impairment existed.  Management evaluates its goodwill intangible for impairment at least annually, or more frequently as circumstances warrant.

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

The following methods and assumptions were used by the Company in estimating its fair value measurements:

Debt Securities AFS:  Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds and default rates, net of any related credit allowance.  Level 1 securities would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include federal agency securities, municipal securities and other asset-backed securities.

Individually analyzed loans:  Individually analyzed loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent.  If the fair value is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the ACL.  Accordingly, certain individually analyzed loans may be subject to measurement at fair value on a non-recurring basis.  Management has estimated the fair values of collateral-dependent loans using Level 2 inputs, such as the fair value of collateral based on independent third-party appraisals.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below.  There were no Level 3 assets or liabilities measured on a recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between Levels during either of the periods presented for 2023 or 2022.

	March 31,	December 31,
Assets: (market approach)	2023	2022

Level 1
U.S. Government securities	$38,769,069	$38,231,589

Level 2
U.S. GSE debt securities	$10,699,914	$10,375,291
Taxable Municipal securities	242,952	234,858
Tax-exempt Municipal securities	11,621,112	11,323,567
Agency MBS	114,476,436	115,231,599
ABS and OAS	2,521,908	2,693,606
CMO	11,950,570	11,935,925
Other investments	2,397,369	2,891,674
Level 2 Total	$153,910,261	$154,686,520

Grand Total	$192,679,330	$192,918,109

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following table includes assets measured at fair value on a non-recurring basis that have had a fair value adjustment since their initial recognition.  Individually analyzed loans measured at fair value only include those loans with a partial write-down or with a related specific ACL and are presented net of the specific allowances as disclosed in Note 5.  Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy level, are summarized below.  There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between levels during either of the periods presented for 2023 or 2022.

	March 31,	December 31,
Level 2	2023	2022
Assets: (market approach)
Individually analyzed loans, net of related allowance	$0	$94,458
MSRs (1)	839,223	862,593

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below.  The estimated fair values of the Company's financial instruments as of the balance sheet dates were as follows:

March 31, 2023		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$37,645	$37,645	$0	$0	$37,645
Debt securities AFS	192,679	38,769	153,910	0	192,679
Restricted equity securities	1,437	0	1,437	0	1,437
Loans and loans held-for-sale, net of ACL
Commercial & industrial	117,856	0	0	115,447	115,447
Purchased	6,678	0	0	6,279	6,279
Commercial real estate	356,913	0	0	338,459	338,459
Municipal	36,383	0	0	34,231	34,231
Residential real estate - 1st lien	197,211	0	0	180,754	180,754
Residential real estate - Jr lien	31,384	0	0	31,050	31,050
Consumer	3,415	0	0	3,408	3,408
MSRs (1)	839	0	1,307	0	1,307
Accrued interest receivable	3,111	0	3,111	0	3,111

Financial liabilities:
Deposits
Other deposits	888,296	0	885,157	0	885,157
Brokered deposits	249	0	228	0	228
Long-term borrowings	1,300	0	1,044	0	1,044
Repurchase agreements	38,058	0	38,058	0	38,058
Operating lease obligations	605	0	605	0	605
Finance lease obligations	3,590	0	3,590	0	3,590
Subordinated debentures	12,887	0	12,711	0	12,711
Accrued interest payable	72	0	72	0	72

(1)   Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

December 31, 2022		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$71,140	$71,140	$0	$0	$71,140
Debt securities AFS	192,918	38,232	154,686	0	192,918
Restricted equity securities	1,412	0	1,412	0	1,412
Loans and loans held-for-sale, net of ACL
Commercial & industrial	111,792	0	0	109,534	109,534
Purchased	7,476	0	0	7,119	7,119
Commercial real estate	351,738	0	29	340,254	340,283
Municipal	34,566	0	0	34,558	34,558
Residential real estate - 1st lien	197,281	0	65	180,879	180,944
Residential real estate - Jr lien	33,510	0	0	33,218	33,218
Consumer	3,970	0	0	3,949	3,949
MSRs (1)	863	0	1,287	0	1,287
Accrued interest receivable	3,214	0	3,214	0	3,214

Financial liabilities:
Deposits
Other deposits	922,723	0	918,882	0	918,882
Brokered deposits	249	0	225	0	225
Long-term borrowings	1,300	0	1,025	0	1,025
Repurchase agreements	33,078	0	33,078	0	33,078
Operating lease obligations	658	0	658	0	658
Finance lease obligations	3,645	0	3,645	0	3,645
Subordinated debentures	12,887	0	12,740	0	12,740
Accrued interest payable	74	0	74	0	74

(1)   Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

Note 8.  Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

	Three Months Ended	Year Ended
	March 31, 2023	December 31, 2022

Balance at beginning of year	$862,593	$897,720
MSRs capitalized	15,814	120,629
MSRs amortized	(39,184)	(155,756)
Change in valuation allowance	0	0
Balance at end of period	$839,223	$862,593

Note 9.  Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10.  Subsequent Events

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On March 15, 2023, the Company’s Board declared a cash dividend of $0.23 per common share, payable May 1, 2023 to shareholders of record as of April 15, 2023.  This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Period Ended March 31, 2023

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly-owned subsidiary, Community National Bank, as of March 31, 2023 and December 31, 2022, and its consolidated results of operations for the three--month interim period and one year period presented.  The Company is considered a “smaller reporting company” and a “non-accelerated filer” under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its audited statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two year, rather than a three year, period and intends to provide smaller reporting company scaled disclosures where management deems it appropriate.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2022 Annual Report on Form 10-K filed with the SEC.  Please refer to Note 1 in the accompanying audited consolidated financial statements for a listing of acronyms and defined terms used throughout the following discussion.

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

Forward-looking statements are not guarantees of future performance.  They necessarily involve risks, uncertainties and assumptions.  Examples of forward looking statements included in this discussion include, but are not limited to, statements regarding the estimated contingent liability related to assumptions made within the asset/liability management process; management's expectations as to the future interest rate environment and the Company's related liquidity level; credit risk expectations relating to the Company's loan portfolio and off-balance sheet commitments; and management's general outlook for the future performance of the Company and the local or national economy. Although forward-looking statements are based on management's expectations and estimates as of the date they are made, many of the factors that could influence or determine actual results are unpredictable and not within the Company's control.

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities:

•	interest rates change in such a way as to negatively affect loan demand, the local economy or the Company's net income, asset valuations or margins;
•	general economic or business conditions, either nationally, regionally or locally, deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services;
•	the impact of inflation and slowing economic growth on the Company’s customers and on its financial results and performance;
•	changes in the United States monetary and fiscal policies, including the interest rate policies of the FRB and its regulation of the money supply;
•	changes in applicable accounting policies, practices and standards;
•	the geographic concentration of the Company’s loan portfolio and deposit base;
•

the planned phase out of three month LIBOR by June 30, 2023, which could adversely affect the Company’s interest costs in future periods on its $12,887,000 in principal amount of Junior Subordinated Debentures due December 12, 2037, which currently bear interest at a variable rate, adjusted quarterly, equal to 3-month LIBOR, plus 2.85%;

•	reductions in deposit levels, which necessitate increased borrowings to fund loans and sale of investment securities;
•	increases in the level of nonperforming assets and charge-offs;
•	changes in federal or state tax laws or policy;
•

changes in laws or government rules, including the rules of the federal Consumer Financial Protection Bureau, or the way in which courts or government agencies interpret or implement those laws or rules, increase our costs of doing business, causing us to limit or change our product offerings or pricing, or otherwise adversely affect the Company's business;

•	regulatory responses to recent high profile bank failures increase our costs of operation, including through regulatory compliance changes and higher FDIC deposit insurance assessments to replenish the Bank Insurance Fund (BIF);
•	competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial services industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems;
•	cybersecurity risks could adversely affect the Company’s business, financial performance or reputation and could result in financial liability for losses incurred by customers or others due to data breaches or other compromise of the Company’s information security systems;
•	higher-than-expected costs are incurred relating to information technology or difficulties arise in implementing technological enhancements;
•	management’s risk management measures may not be completely effective;
•	changes in consumer and business spending, borrowing and savings habits;
•	operational and internal system failures due to changes in normal business practices, including remote working for Company staff;
•	increased cybercrime and payment system risk due to increased usage by customers of online, mobile and other remote banking channels;
•	the ongoing challenges to find qualified workers to maintain a stable workforce;
•	losses due to the fraudulent or negligent conduct of third parties, including the Company’s service providers, customers and employees; and
•	adverse changes in the credit rating of U.S. government debt.

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

OVERVIEW

The Company’s consolidated assets on March 31, 2023 were $1.03 billion compared to $1.06 billion at December 31, 2022, a decrease of 2.4%.  Significant changes in the asset base were due to a decrease of $33.5 million, or 47.1%, in cash and cash equivalents, which was partially offset by an increase in net loans of $9.5 million, or 1.3%.  This demonstrates the Company’s efforts to deploy cash into higher earning assets.  The increase in the loan portfolio was primarily attributable to an increase of $5.9 million in commercial & industrial loans, $5.23 million in CRE loans and $1.8 million in municipal loans, which was partially offset by a decrease of $1.9 million in residential junior lien loans and $0.8 million in purchased BHG loans.

Total deposits on March 31, 2023 were $888.5 million compared to $923.0 million on December 31, 2022, a decrease of $34.4 million, or 3.7% and an increase of $11.2 million, or 1.28%, compared to March 31, 2022.  Year to date, demand and interest-bearing transaction accounts decreased in total by $29.9 million or 5.9%, followed by a decrease of $7.6 million, or 5.4% in money market funds.  This was offset minimally by an increase of $3.6 million, or 3.6% in time deposits.  An increase of $5.0 million, or 15.1%, in repurchase agreements is also noted since year end and $9.3 million, or 32.4%, since March 31, 2022.  A decline in deposits in the first quarter is a normal occurrence for the Company primarily due to normal seasonal outflows.  Pricing pressures as depositors look for alternative products with higher interest rates in the current rate environment has resulted in deposit outflows as well.

Total interest income increased $2.5 million, or 30.5%, for the first three months of 2023 compared to the same period in 2022.  The increase in the loan portfolio, coupled with the increases in the fed funds rate throughout 2022 and in the first quarter of 2023 help to support the year over year increase in interest income.

Total interest expense increased $1.6 million, or 224.1%, for the first three months of 2023 compared to the same period in 2022.  The recent increases in the fed funds rate have put more pressure on competitive deposit pricing, resulting in an increase in the Company’s money market and time deposit rates. Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section for more information on the impact that the actions of the FRB’s FOMC in regulating interest rates, and changes in the yield curve, could have on net interest income.

The provision for credit losses for the quarter ended March 31, 2023 was determined under ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, commonly referenced as the Current Expected Credit Losses, or CECL, which the Company adopted effective January 1, 2023.

The provision for credit losses for the first three months of 2023 was $286,526 compared to $862,500 for the same period in 2022, a decrease of $575,974, or 66.8%.  This decrease to the provision was driven primarily by a write-down on a non-performing CRE loan totaling $667,474 during March 2022.  Please refer to Note 5 of the unaudited consolidated financial statements as well as the ACL and provisions discussion in the Credit Risk section of this MD&A.

Consolidated net income for the first three months of 2023 increased $933,219 to $3.3 million compared to $2.4 million in the same period of 2022.  Year over year, a $2.5 million increase in interest income was offset in part by an increase of $1.6 million in interest expense, but a decrease of $575,974 in the provision for credit losses between periods resulted in an increase of $1.6 million in net interest income after provision for credit losses.  These changes, along with other significant changes in non-interest income and non-interest expense are discussed in the appropriate sections of this MD&A.

Equity capital increased to $79.7 million, with a book value per share of $14.33 as of March 31, 2023, compared to $75.2 million and a book value of $13.55 as of December 31, 2022.  This increase in equity capital is partially related to the decrease of unrealized losses in the investment portfolio of $2.7 million, net of tax, in accumulated other comprehensive loss in the shareholders’ equity portion of the balance sheet.  This position is considered by management as temporary and does not impact the Company’s regulatory capital ratios.

On March 15, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.23 per common share, payable on May 1, 2023 to shareholders of record on April 15, 2023.

As of March 31, 2023, all of the Company’s capital ratios, and those of our subsidiary Bank, were in excess of applicable regulatory requirements.  While we believe that we have sufficient capital to withstand an economic downturn from any headwinds related to inflation or recessionary periods, should one occur, our equity capital and regulatory capital ratios could be adversely impacted, including as a result of credit losses and other adverse impacts of the pandemic, deteriorating economic conditions, or government monetary policy.

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

The Company’s critical accounting policies govern:

•	the ACL;
•	OREO;
•	credit losses on debt securities;
•	valuation of residential MSRs; and
•	the carrying value of goodwill.

These policies are described in the Company’s 2022 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements.  With the exception of the ACL policy, there were no material changes during the first three months of 2023 in the Company’s critical accounting policies.

ACL - Management believes that the calculation of the ACL is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements.  In estimating the ACL, management has adopted a methodology consistent with ASU No. 2016-13 that requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses over the life of the loans at the measurement date. Further consideration is given to qualitative factors, including changes in current economic indicators and their probable impact on borrowers and collateral, trends in delinquent and non-performing loans, trends in criticized and classified assets, levels of exceptions, the impact of competition in the market, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments and the geographic distribution of CRE loans. Management’s estimates used in calculating the ACL may increase or decrease based on changes in these factors, which in turn will affect the amount of the Company’s provision for credit losses charged against current period income.  This evaluation is inherently subjective and actual results could differ significantly from these estimates under different assumptions, judgments or conditions.

A modified version of these requirements applies to debt securities classified as available for sale, which eliminates OTTI impairment analysis and requires that if a decline in the fair value of debt securities AFS are deemed by management to be the result of credit losses rather than other factors, the credit losses on those securities will be recorded through an allowance for credit losses rather than a write-down of the security. The Company’s securities portfolio is evaluated for impairment on a quarterly basis.

RESULTS OF OPERATIONS

The Company’s net income for the first three months of 2023 was $3.3 million or $0.61 per common share, compared to $2.4 million or $0.44 per common share for the same period of 2022.  Core earnings (NII) were $8.5 million for the first three months of 2023 compared to $7.6 million for the same period in 2022.  Interest and fees on loans, the major component of interest income, increased $1.9 million, or 25.2% for the first three months of 2023 compared to the same period in 2022.  Interest paid on deposits, which is the major component of total interest expense, increased $1.3 million, or 234.2%, year over year, driven primarily by the increases in the fed funds rate during 2022 and the first quarter of 2023.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following tables show these ratios annualized, as well as other equity ratios monitored by management, for the comparison periods presented.

	Three Months Ended March 31
	2023	2022

Return on average assets	1.31%	0.97%
Return on average equity	17.57%	11.76%
Dividend payout ratio (1)	37.70%	52.27%
Average equity to average assets	7.47%	8.24%

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

The Company’s tax-exempt interest income of $291,954 and $224,094 for the three months ended March 31, 2023 and 2022, respectively, was derived from loans to local municipalities of $36.5 million and $48.7 million, and tax-exempt municipal investments of $11.6 million and $4.3 million, at March 31, 2023 and 2022, respectively.

The following tables show the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

Three Months Ended March 31,	2023	2022

Net interest income as presented	$8,523,365	$7,558,230
Effect of tax-exempt income	77,608	62,745
Net interest income, tax equivalent	$8,600,973	$7,620,975

The following tables present the daily average interest-earning assets and the daily average interest-bearing liabilities supporting earning assets for the respective comparison periods.  Interest income (excluding interest on non-accrual loans) is expressed on a tax equivalent basis, both in dollars and as a yield/rate for the comparison periods presented.  Net interest income, net interest spread and net interest margin are also expressed on a tax equivalent basis.

	Three Months Ended March 31,
	2023			2022
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average Assets
Loans, net (1)	$746,342,447	$9,429,534	5.12%	$685,633,810	$7,547,035	4.46%
Taxable investment securities	181,762,470	943,478	2.11%	185,794,633	656,277	1.43%
Tax-exempt investment securities	11,458,866	114,757	4.06%	2,232,280	13,859	2.52%
Sweep and interest-earning accounts	30,469,901	329,411	4.38%	69,778,429	80,660	0.47%
Other investments (2)	1,778,480	30,653	6.99%	1,779,400	16,460	3.75%
Total interest-earning assets	971,812,164	$10,847,833	4.53%	945,218,552	$8,314,291	3.57%
Cash and due from banks	10,034,768			18,567,180
Premises and equipment	12,992,588			13,663,867
BOLI	5,160,130			5,080,119
Goodwill	11,574,269			11,574,269
Other assets	18,678,923			12,307,610
Total assets	$1,030,252,842			$1,006,411,597

Average Liabilities and Shareholders' Equity
Interest-bearing transaction accounts	$279,908,863	$964,867	1.40%	$258,739,985	$160,078	0.25%
Money market funds	135,616,740	513,675	1.54%	130,743,524	127,680	0.40%
Savings deposits	171,177,131	30,996	0.07%	173,158,450	23,440	0.05%
Time deposits	102,310,661	335,209	1.33%	106,635,720	240,761	0.92%
Borrowed funds	1,611,144	3,781	0.95%	1,301,144	2	0.00%
Repurchase agreements	36,136,359	132,128	1.48%	28,847,413	21,040	0.30%
Finance lease obligations	3,608,925	20,739	2.30%	3,823,091	21,963	2.30%
Junior subordinated debentures	12,887,000	245,465	7.72%	12,887,000	98,352	3.10%
Total interest-bearing liabilities	743,256,823	$2,246,860	1.23%	716,136,327	$693,316	0.39%
Noninterest bearing deposits	203,297,212			203,509,006
Other liabilities	6,647,483			3,380,650
Total liabilities	953,201,518			923,025,983
Shareholders' equity	77,051,324			83,385,614
Total liabilities and shareholders' equity	$1,030,252,842			$1,006,411,597

Net interest income		$8,600,973			$7,620,975
Net interest spread (3)			3.30%			3.18%
Net interest margin (4)			3.59%			3.27%

(1)

Included in net loans are non-accrual loans with average balances of $8,220,394 and $5,736,827 for the three months ended March 31 2023 and 2022, respectively. Loans are stated net of unearned discount and ACL, and include loans held-for-sale and tax-exempt loans to local municipalities with average balances of $35,177,595 and $49,022,025 for the three months ended March 31 2023 and 2022, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $713,330 and $714,250, respectively, with a dividend rate of approximately 6.67% and 2.66%, respectively, for the three months ended March 31 2023 and 2022, respectively.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three-month period ended March 31, 2023 increased 2.8% compared to the same period last year, while the average yield on interest-earning assets increased 96 bps.

The average volume of loans increased 8.9% over the three-month comparison period of 2023 versus 2022, and the average yield on loans increased 66 bps.  Loans accounted for 76.8% of the average interest-earning asset portfolio for the three-month period ended March 31, 2023 compared to 72.5% for the same period last year.  Interest earned on the loan portfolio as a percentage of total interest income was 86.9% for the first three months of 2023 compared to 90.8% for the same period in 2022.

The average volume of the taxable investment portfolio (classified as AFS) decreased 2.2% during the three-month period ended March 31, 2023, compared to the same period last year, and the average yield increased 68 bps between periods.

The average volume of the tax-exempt investment portfolio (classified as AFS) increased $9.2 million, or 5.0% for the three-month period ended March 31, 2023 and the tax equivalent yield increased 154 bps between periods.  The Company began investing in these tax-exempt bonds during December 2021, and currently carries an average volume of $11.5 million as of March 31, 2023.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest-bearing account at the FRBB, decreased 56.3% for the three-month comparison period ended March 31, 2023 compared to the same period in 2022.  The decrease in average volume is attributable to the funding of investments in 2022 and loan growth throughout 2022 and into 2023. The average yield on these funds increased 391 bps for the three-month period ended March 31, 2023 versus the same period in 2022.

The average volume of interest-bearing liabilities for the three-month period ended March 31, 2023 increased 3.8%, compared to the same period in 2022, and the average rate paid on interest-bearing liabilities increased 84 bps.

The average volume of interest-bearing transaction accounts increased 8.2% for the three-month period ended March 31, 2023 compared to the same period of 2022 and the average rate paid on these accounts increased 115 bps between comparison periods. Interest paid on interest-bearing transaction accounts as a percentage of total interest expense was 42.9% for the three-month period ended March 31, 2023, compared to 23.1% for the same comparison period in 2022.

The average volume of money market accounts increased 3.7% for the three-month period ended March 31, 2023 compared to the same period of 2022, and the average rate paid on these deposits increased 114 bps.

The average volume of savings accounts decreased 1.1% for the three-month period ended March 31, 2023 compared to the same period in 2022, while the average rate paid on these accounts increased two bps year over year.

The average volume of time deposits decreased 4.1% for the three-month period ended March 31, 2023 compared to the same period in 2022, while the average rate paid increased 41 bps.  Historically, the average volume of time deposits included brokered deposits, which provided an alternate source of funding, but as the Company’s retail deposits increased over the last two years, the need for these funds diminished.  Management still considers the brokered deposit market to be a beneficial source of funding in appropriate circumstances to help smooth out the fluctuations in core deposit balances without the need to disrupt deposit pricing in the Company’s local markets. These funds can be obtained relatively quickly on an as-needed basis, making them a valuable alternative to traditional term borrowings from the FHLBB.  Refer to the “Liquidity and Capital Resources” section for more discussion on this topic.

The average volume of borrowed funds increased 23.8% for the three-month period ended March 31, 2023 compared to the same period in 2022.  In 2022, borrowed funds consisted of only JNE funds at zero percent interest, however, during the first three months of 2023, as the Company’s balance at FRBB decreased, the need for overnight borrowings increased for a short period of time in February.

The average volume of repurchase agreements increased 25.3% for the three-month period ended March 31, 2023 compared to the same period in 2022 and the average rate paid increased 118 bps between comparison periods.

In summary, between the three-month periods ended March 31, 2023 and 2022, the average yield on interest-earning assets increased 96 bps and the average rate paid on interest-bearing liabilities increased 84 bps.  Net interest spread increased 12 bps for the first three months of 2023 versus 2022 and net interest margin increased 32 bps between  periods, reflecting the rising interest rate environment.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the interim periods presented for 2023 and 2022 resulting from volume changes in daily average assets and daily average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended March 31
	Variance	Variance
	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance

Average Interest-Earning Assets

Loans	$1,214,870	$667,629	$1,882,499
Taxable investment securities	308,179	(20,978)	287,201
Tax-exempt investment securities	43,567	57,331	100,898
Sweep and interest-earning accounts	673,283	(424,532)	248,751
Other investments	14,209	(16)	14,193
Total	$2,254,108	$279,434	$2,533,542

Average Interest-Bearing Liabilities

Interest-bearing transaction accounts	$791,740	$13,049	$804,789
Money market funds	381,189	4,806	385,995
Savings deposits	7,898	(342)	7,556
Time deposits	108,632	(14,184)	94,448
Borrowed funds	3,779	0	3,779
Repurchase agreements	105,696	5,392	111,088
Finance lease obligations	(9)	(1,215)	(1,224)
Junior subordinated debentures	147,113	0	147,113
Total	$1,546,038	$7,506	$1,553,544

Changes in net interest income	$708,070	$271,928	$979,998

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended
	March 31		Change
	2023	2022	Income	Percent

Service fees	$880,288	$862,887	$17,401	2.02%
Income from sold loans	107,535	203,842	(96,307)	(47.25%)
Other income from loans	428,572	271,260	157,312	57.99%
Other income
Income from CFS Partners	252,051	225,870	26,181	11.59%
Other miscellaneous income	90,331	122,570	(32,239)	(26.30%)
Total non-interest income	$1,758,777	$1,686,429	$72,348	4.29%

Total non-interest income increased $72,348, or 4.3%, for the first three months of 2023 compared to the same period in 2022, with significant changes noted in the following:

•

The decrease in income from sold loans is due primarily to a lower volume of loans sold into the secondary market during the first three months of 2023 versus 2022, as the rising interest rate environment has adversely affected residential mortgage lending activity.

•

An increase in CRE loan volume in 2023 resulted in a significant increase in documentation fees collected at origination as well as commercial rate lock fees collected, accounting for the increase in other income from loans for the first three months of 2023 versus 2022.

•

Income from CFS Partners increased between periods due in part to the late rebound of market prices during the latter part of the first quarter of 2023. CFS Partners has a small portion of its equity capital invested in the stock market, and as a result is sensitive to general stock market conditions.

•

Included in other miscellaneous income for 2022 is a one-time payment totaling $23,400 associated with a renegotiated contract with the Company’s check printing vendor, accounting for a portion of the decrease for the first three months of 2023 versus 2022.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended
	March 31		Change
	2023	2022	Expense	Percent

Salaries and wages	$2,288,760	$2,040,000	$248,760	12.19%
Employee benefits	754,270	772,052	(17,782)	(2.30%)
Occupancy expenses, net	770,986	753,364	17,622	2.34%
Other expenses
Service contracts - administrative	155,500	138,505	16,995	12.27%
Audit fees	126,937	100,728	26,209	26.02%
FDIC insurance	131,643	89,984	41,659	46.30%
Collection & non-accruing loan expense	25,500	36,000	(10,500)	(29.17%)
ATM fees	160,826	140,890	19,936	14.15%
State deposit tax	256,872	240,478	16,394	6.82%
Other miscellaneous expenses	1,208,408	1,141,587	66,821	5.85%
Total non-interest expense	$5,879,702	$5,453,588	$426,114	7.81%

Total non-interest expense increased $426,114, or 7.8% for the first three months of 2023 compared to the same period in 2022, with significant changes noted in the following:

•

In addition to normal salary increases, the increase in salaries and wages year over year is attributable to new hires in the area of commercial lending as well as the hiring of a new Executive Officer during the last quarter of 2022. Also contributing to the increase was a one-time salary adjustment in November of 2022 of $2,000 to all employees below vice president status that impacted the year over year comparison by $57,500.

•

The increase in service contracts - administrative is due to a combination of an increase in pricing for contracts that transaction based and inflationary adjustment factors that are higher than historical increase adjustments.

•	The increase in audit fees reflects increased audit services due to additional audit requirements required by FDICIA due to the Company surpassing $1.0 billion asset size.

•	The Company increased the 2023 monthly accrual for FDIC insurance in anticipation of an increase in the assessment multiplier, as announced by the FDIC in late 2022.

•	Collection & non-accruing loan expense is lower year over year due to a decrease of expenses associated with properties in the Company’s non-accruing loan portfolio.

•	ATM fees are based on increased customer activity as well as annual contractual price adjustments.

•	State deposit tax increased year over year due primarily to the increase in deposits. The calculation is based on an average of month-end deposit totals over a 12 month period.

APPLICABLE INCOME TAXES

The provision for income taxes increased $254,124, or 48.6%, for the first three months of 2023 compared to the same period in 2022 and is proportional to the increase in income before income taxes totaling $1.2 million.  Tax credits related to limited partnership investments amounted to $67,128 and $96,237, respectively, for the first three months of 2023 and 2022.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $67,128 and $67,092, respectively, for the first three months of 2023 and 2022.  These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 7% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as the case may be, as of the balance sheet dates:

	March 31, 2023		December 31, 2022
Assets
Loans	$758,586,712	73.61%	$748,548,608	70.88%
AFS securities	192,679,330	18.70%	192,918,109	18.27%

Liabilities
Demand deposits	200,311,094	19.44%	216,093,534	20.46%
Interest-bearing transaction accounts	279,977,413	27.17%	294,050,079	27.84%
Money market funds	132,554,229	12.86%	140,117,086	13.27%
Savings deposits	170,452,633	16.54%	171,072,921	16.20%
Time deposits	105,249,729	10.21%	101,638,659	9.62%
Long-term advances	1,300,000	0.13%	1,300,000	0.12%

The following table reflects the changes in the composition of the Company's major categories of assets and liabilities between the balance sheet dates, as disclosed in the table above:

	Volume Change	Percentage
Assets
Loans	$10,038,104	1.34%
AFS securities	(238,779)	(0.12%)

Liabilities
Demand deposits	(15,782,440)	(7.30%)
Interest-bearing transaction accounts	(14,072,666)	(4.79%)
Money market funds	(7,562,857)	(5.40%)
Savings deposits	(620,288)	(0.36%)
Time deposits	3,611,070	3.55%

The increase in the loan portfolio during the first three months of 2023 was attributable to increases totaling $13.0 million in commercial & industrial CRE and municipal loans, which was partially offset by decreases of $0.8 million in purchased BHG loans, $1.9 million in residential junior lien loans and $0.6 million in consumer loans.  The Company has experienced strong loan activity among its commercial customers, but only minimal consumer loan activity.

There were no securities AFS purchased during the first three months of 2023. The change in the securities AFS portfolio is attributable to maturities amounting to $0.6 million, as well as principal payments on various securities totaling $3.1 million.  These changes were almost totally offset by a decrease of $3.4 million in unrealized losses arising during the first three months of 2023, which is reflected in OCI.  In management’s view, the size of the securities AFS portfolio is appropriate and proportional to the overall asset base, as this portfolio serves an important role in the Company’s liquidity position.

The decrease in the demand deposit accounts was entirely made up of business DDAs. The decrease in interest-bearing transaction accounts consists of a decrease of $13.1 million, or 10.6%, in consumer interest-bearing transaction accounts, a decrease of $11.6 million, or 28.8%, in municipal deposit accounts and a decrease of $11.0 million, or 12.9% in ICS deposit accounts.  These decreases were partially offset by a combined increase of $21.6 million, or 48.7% in health savings accounts and the deposit account of the Company’s trust and asset management affiliate, CFSG.  The decrease in money market funds was driven by decreases of $6.5 million, or 21.9% in ICS accounts and $4.6 million, or 4.5% in retail money market funds.  These decreases were partially offset by an increase in municipal accounts of $3.5 million or 39.6%.  The increase in time deposits is attributable to customer response to periodic certificate of deposit specials that have been offered.

CERTAIN TIME DEPOSITS

Increments of maturity of time CDs of $250,000 or more outstanding on March 31, 2023 are summarized as follows:

3 months or less	$4,166,139
Over 3 through 6 months	1,872,753
Over 6 through 12 months	4,274,743
Over 12 months	6,424,279
Total	$16,737,914

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

Under the Company’s interest rate sensitivity modeling, with the continued asset sensitive balance sheet, in a rising rate environment NII initially trends upward as the short-term asset base (cash and adjustable rate loans) quickly cycle upward while the retail funding base (deposits) lags the market.  If rates paid on deposits have to be increased more and/or more quickly than projected due to competitive pressures, the expected benefit to rising rates would be reduced.  In a falling rate environment, NII is expected to trend slightly downward compared with the current rate environment scenario for the first year of the simulation as asset yield erosion is not fully offset by decreasing funding costs.  Thereafter, net interest income is projected to experience sustained downward pressure as funding costs reach their assumed floors and asset yields continue to reprice into the lower rate environment.  The current rising rate environment has had a positive impact to the Company’s NII however market expectations for higher deposit rates are applying increasing pressure to the spread between interest income and interest expense.

The following table summarizes the estimated impact on the Company's NII over a twelve month period, assuming a gradual parallel shift of the yield curve beginning March 31, 2023:

Rate Change	Percent Change in NII

Down 100 bps	(0.2%)
Up 200 bps	(2.0%)

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

As of March 31, 2023, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear a quarterly floating rate of interest equal to the 3-month London Interbank Offered Rate (LIBOR), plus 2.85%.  As previously announced by the Financial Conduct Authority in the United Kingdom, the entity that administers LIBOR, 3-month LIBOR for U.S. dollar denominated deposits will be phased out as of June 30, 2023.  The Indenture governing the terms of the Company’s Debentures contains detailed fallback provisions in the event 3-month LIBOR is not available, empowering the Trustee to obtain substitute quotations from other leading banks.  However, under the federal Adjustable Interest Rate (LIBOR) Act enacted in March 2022 (the “LIBOR Act”), fallback provisions like those in the Company’s Indenture that are based on a “determining person” (such as an indenture trustee) obtaining quotations of interbank lending or deposit rates are deemed “ineffective” and will be replaced as a matter of law, without need to amend contract documents, with a benchmark interest rate identified in regulations promulgated by the Federal Reserve. As required under the LIBOR Act, the Federal Reserve-identified benchmark rates specified in the final regulations for various tenors of LIBOR are based on the Secured Overnight Financing Rate (SOFR) published by the Federal Reserve Bank of New York and each includes an appropriate “tenor spread adjustment” to reflect historical spreads between LIBOR and SOFR.  The replacement benchmark rate for ineffective fallback provisions will take effect on the first London banking day after June 30, 2023, (the “LIBOR Replacement Date”). The Indenture Trustee has informed the Company that it views the fallback provisions in the Indenture as ineffective under the LIBOR Act, and that, absent either an amendment to the Indenture and related Debenture documents to adopt a new interest rate or a change in applicable law, effective on and after the LIBOR Replacement Date, 3-month LIBOR will be replaced by 3-month CME SOFR, as adjusted by a spread adjustment factor of 0.26161 percent, in accordance with the LIBOR Act and FRB regulations. The Company does not intend to seek an amendment of the Indenture or other Debenture documents. Accordingly, as of the LIBOR Replacement Date, the Debentures will bear interest at a quarterly floating rate equal to 3-month CME SOFR, as adjusted by a spread adjustment of 0.26161 percent, plus 2.85%.

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

Residential mortgage loans represented 30.4% of the Company’s loan balances at March 31, 2023, compared to 31.2% at December 31, 2022.  The Company maintains a residential mortgage loan portfolio of traditional mortgage products and does not offer higher risk loan products, such as option adjustable rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates.  Residential mortgages with loan-to-value ratios exceeding 80% are generally covered by PMI.  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  As of March 31, 2023, junior lien home equity products made up 13.8% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

Consistent with the strategic focus on commercial lending, the commercial & industrial and CRE loan portfolios have seen solid growth over recent years.  Commercial & industrial, purchased, CRE and municipal loans collectively comprised 69.1% of the Company’s loan portfolio at March 31, 2023, compared to 68.4% at December 31, 2022.  The largest components of the CRE portfolio were $99.4 million in owner-occupied CRE and $139.0 million in non-owner occupied CRE at March 31, 2023.

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD.  At March 31, 2023, the Company had $26.2 million in guaranteed loans with guaranteed balances of $17.0 million, compared to $27.0 million in guaranteed loans with guaranteed balances of $18.3 million at December 31, 2022.  PPP loans with outstanding balances of $116,299 and $199,664 at March 31, 2023 and December 31, 2022, respectively, are included in these totals, all of which carry a 100% guarantee through the SBA, subject to borrower eligibility requirements.

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

Provision for Credit Losses

The provision for credit losses was made up of the following components for the periods indicated:

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
Provision for credit losses on loans	$207,540	$862,500	$(654,960)	(75.94%)
Provision for credit losses on OBS credit exposure	78,986	0	78,986	100.00%
Provision for credit losses	$286,526	$862,500	$(575,974)	(66.78%)

ACL and provisions – As stated in Note 2 of the accompanying notes to the Company’s unaudited interim consolidated financial statements, effective January 1, 2023, the Company was required to recognize credit losses under the guidance of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,  The new guidance, which is referred to as the current expected credit loss, or CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses over the life of the loans. The adjustment from the adoption of CECL amounted to $549,113, net of tax and was recorded as an adjustment to retained earnings and will affect calculation of regulatory capital ratios.  Changes in forecasts used in the model could produce different results, quarter to quarter.

The Company’s board of directors has approved an ACL policy that provides guidance in maintaining an adequate methodology for establishing, estimating and maintaining allowances for credit losses under ASC 326.  The policy creates a measurement model to establish a proper ACL based on current expected credit losses rather than incurred losses.

The Company maintains an ACL at a level that management believes is appropriate to absorb losses inherent in the loan portfolio as of the measurement date (See Note 5 to the accompanying unaudited interim consolidated financial statements).  Although the Company, in establishing the ACL, considers the inherent losses in individual loans and pools of loans, the ACL is a general reserve available to absorb all credit losses in the loan portfolio.  No part of the ACL is segregated to absorb losses from any particular loan or segment of loans.

When establishing the ACL each quarter, the Company applies a combination of significant key assumptions and methodologies, as discussed in the ACL section under Critical Accounting Policies in this MD&A, and also presented in Note 5 of the accompanying unaudited interim consolidated financial statements.

The following table summarizes the Company’s credit risk ratios for the balance sheet dates presented:

	March 31	December 31,
	2023	2022

ACL to total loans outstanding	1.22%	1.16%
ACL	$9,256,170	$8,709,225
Loans outstanding	$758,586,712	$748,548,608

Non-accruing loans to loans outstanding	1.12%	1.05%
Non-accruing loans	$8,480,354	$7,890,020
Loans outstanding	$758,586,712	$748,548,608

ACL to non-accruing loans	109.15%	110.38%
ACL	$9,256,170	$8,709,225
Non-accruing loans	$8,480,354	$7,890,020

The provision for credit losses for the three months ended March 31, 2023 was $286,526, compared to $862,500 for the same period in 2022. The $575,974 year over year decrease was driven in part by a write-down totaling $667,474, on a single non-performing loan, in March of 2022.

The first quarter ACL analysis indicates that the reserve balance of $9.3 million at March 31, 2023 is sufficient to cover expected credit losses that are probable and estimable as of the measurement date. Management believes the reserve balance continues to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite.  While the ACL is described as consisting of separate allocated portions, the entire ACL is available to support loan losses, regardless of category.  The adequacy of the ACL is presented to the full Board for approval quarterly.

Net recoveries (charge-offs) during the periods presented to average loans outstanding were as follows:

For the Three Months Ended March 31	2023	2022

Commercial & industrial	(0.01%)	(0.02%)
Net charge-offs during the period	$(10,203)	$(17,650)
Average amount outstanding	$117,162,692	$111,436,341

Purchased	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$7,086,337	$9,368,594

Commercial real estate	0.01%	(0.22%)
Net recoveries (charge-offs) during the period	$22,000	$(667,474)
Average amount outstanding	$360,454,697	$304,057,825

Municipal	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$35,177,595	$49,022,024

Residential real estate - 1st lien	0.04%	0.00%
Net recoveries during the period	$72,326	$2,276
Average amount outstanding	$198,536,712	$182,305,338

Residential real estate - Jr lien	0.08%	0.01%
Net recoveries during the period	$25,548	$1,210
Average amount outstanding	$32,704,333	$33,230,645

Consumer	(0.36%)	(0.01%)
Net charge-offs during the period	$(13,642)	$(470)
Average amount outstanding	$3,786,350	$3,580,266

Total loans	0.01%	(0.10%)
Net recoveries (charge-offs) during the period	$96,029	$(682,108)
Average amount outstanding	$754,908,716	$693,001,033

In addition to credit risk in the Company’s loan and investment portfolios and its off-balance sheet commitments, and liquidity risk in its loan and deposit-taking operations, the Company’s business activities also generate market risk.  Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices.  Declining capital markets and changes in interest rates can result in fair value adjustments to asset valuations or the need to create a related reserve or allowance.  The Company does not have any market risk sensitive instruments acquired for trading purposes.  The Company’s market risk arises primarily from interest rate risk inherent in its lending, deposit taking and investment activities.  During recessionary periods, a declining housing market can result in an increase in loan loss reserves or ultimately an increase in foreclosures.  Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to loan prepayment risks, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product.  Rapid changes in prevailing interest rates, particularly after a long period of relative stability, create a challenging interest rate environment. As discussed above under "Interest Rate Risk and Asset and Liability Management", the Company actively monitors and manages its interest rate risk through the ALCO process.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first three months of 2023, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

With the adoption of ASU 2016-13 (CECL), the Company is required to establish an allowance for expected credit losses on OBS credit exposures.  Expected credit losses are estimated by management over the contractual period during which the Company is exposed to credit risk under a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Upon adoption of ASU 2016-13, the Company recorded an adjustment to retained earnings of $451,704 to reflect an allowance for credit losses for unfunded commitments. The allowance for credit losses for OBS credit exposures is presented in the "Accrued interest and other liabilities" line of the consolidated balance sheets. There were no changes to the allowance for credit losses for OBS credit exposures during the three months ended March 31, 2023.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits acquired through the CDARS program provide an alternative funding source when needed.  At March 31, 2023 and December 31, 2022, the Company had no one-way CDARS outstanding.  In addition, two-way (reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, enhance the Company’s ability to retain larger deposit balances by allowing the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits through the exchange of deposits with other participating FDIC-insured financial institutions.  At March 31, 2023 and December 31, 2022, the Company reported $2.8 million in reciprocal CDARS deposits.  The balance in ICS reciprocal money market deposits was $23.0 million at March 31, 2023, compared to $29.5 million at December 31, 2022, and the balance in ICS reciprocal demand deposits as of those dates was $74.3 million and $85.3 million, respectively.

At March 31, 2023 and December 31, 2022, borrowing capacity of $110.3 million and $112.3 million, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits.  The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 and no outstanding advances during any of the respective comparison periods.  Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $52.8 million and $56.1 million, respectively, at March 31, 2023 and December 31, 2022.  Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 500 bps.  The Company had no outstanding advances through this facility at March 31, 2023 or December 31, 2022.

As of March 31, 2023, the Company had additional potential borrowing capacity, subject to pledging of required collateral, under the FRB’s Term Funding Program, which was established in March 2023 to provide banks with an additional source of liquidity.  The Company did not have any advances under the Term Funding Program at March 31, 2023.

The following table reflects the Company’s outstanding advances under the FHLBB’s JNE program as of the dates indicated:

	March 31,	December 31,
	2023	2022
Long-Term Advances(1)
FHLBB term advance, 0.00%, due September 22, 2023	$200,000	$200,000
FHLBB term advance, 0.00%, due November 12, 2025	300,000	300,000
FHLBB term advance, 0.00%, due November 13, 2028	800,000	800,000
	$1,300,000	$1,300,000

(1) Under the JNE program, the FHLBB provides a subsidy, funded by the FHLBB’s earnings, to write down interest rates to zero percent on advances that finance qualifying loans to small businesses. JNE advances must support small business in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities.

The Company has unsecured lines of credit with two correspondent banks with aggregate available borrowing capacity totaling $20.5 million as of the balance sheet dates presented in this quarterly report.  The Company had no outstanding advances against these credit lines as of the balance sheet dates presented.

Management believes that the combination of high levels of potentially liquid assets, unencumbered securities, cash flows from operations, and additional borrowing capacity are sufficient to meet the Company’s liquidity and capital needs.

The following table illustrates the changes in shareholders' equity from December 31, 2022 to March 31, 2023:

Balance at December 31, 2022 (book value $13.55 per common share)	$75,176,363
Cumulative change in accounting principle (Note 2)	(549,113)
Net income	3,338,761
Issuance of common stock through the DRIP	319,877
Dividends declared on common stock	(1,250,794)
Dividends declared on preferred stock	(28,125)
Change in AOCI on AFS securities, net of tax	2,672,818
Balance at March 31 2023 (book value $14.33 per common share)	$79,679,787

The primary objective of the Company’s capital planning process is to balance appropriately the retention of capital to support operations and future growth, with the goal of providing shareholders an attractive return on their investment.  To that end, management monitors capital retention and dividend policies on an ongoing basis.

As described in more detail in Note 23 to the audited consolidated financial statements contained in the Company’s 2022 Annual Report on Form 10-K and under the caption “LIQUIDITY AND CAPITAL RESOURCES” in the MD&A section of that report, the Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies pursuant to which they must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items.  Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of March 31, 2023, the Bank was considered well capitalized under the standard regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy. While we believe that the Company has sufficient capital to withstand an extended economic downturn, our regulatory capital ratios could be adversely impacted by future credit losses and other operational impacts of deteriorating economic conditions and inflation.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as currently applicable regulatory capital requirements, as of the dates indicated.  The calculations as of March 31, 2023 reflect adoption of ASU 2016-13 (CECL), including the beginning period cumulative effect adjustment of $549,113, which reduced retained earnings.

					Minimum		Minimum
			Minimum		For Capital		To Be Well
			For Capital		Adequacy Purposes		Capitalized Under
			Adequacy		with Conservation		Prompt Corrective
	Actual		Purposes		Buffer(1)		Action Provisions(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2023
Common equity tier 1 capital
(to risk-weighted assets)
Company	$84,601	11.88%	$32,054	4.50%	$49,861	7.00%	N/A	N/A
Bank	$98,355	13.82%	$32,033	4.50%	$49,829	7.00%	$46,270	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$98,988	13.90%	$42,738	6.00%	$60,546	8.50%	N/A	N/A
Bank	$98,355	13.82%	$42,710	6.00%	$60,506	8.50%	$56,947	8.00%
Total capital (to risk-weighted assets)
Company	$107,904	15.15%	$56,984	8.00%	$74,792	10.50%	N/A	N/A
Bank	$107,265	15.07%	$56,947	8.00%	$74,743	10.50%	$71,184	10.00%
Tier 1 capital (to average assets)
Company	$98,988	9.53%	$41,532	4.00%	N/A	N/A	N/A	N/A
Bank	$98,355	9.48%	$41,515	4.00%	N/A	N/A	$51,894	5.00%

December 31, 2022:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$82,770	11.74%	$31,731	4.50%	$49,359	7.00%	N/A	N/A
Bank	$96,112	13.64%	$31,703	4.50%	$49,315	7.00%	$45,793	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$97,157	13.78%	$42,308	6.00%	$59,936	8.50%	N/A	N/A
Bank	$96,112	13.64%	$42,270	6.00%	$59,883	8.50%	$56,361	8.00%
Total capital (to risk-weighted assets)
Company	$105,971	15.03%	$56,410	8.00%	$74,038	10.50%	N/A	N/A
Bank	$104,918	14.89%	$56,361	8.00%	$73,973	10.50%	$70,451	10.00%
Tier 1 capital (to average assets)
Company	$97,157	9.24%	$42,047	4.00%	N/A	N/A	N/A	N/A
Bank	$96,112	9.15%	$42,025	4.00%	N/A	N/A	$52,531	5.00%

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). As of March 31, 2023, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

ITEM 1A. Risk Factors

In management’s view, the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2022 represent the most significant risks to the Company's future results of operations and financial condition as of the date of this quarterly report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended March 31, 2023, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18).  During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased(1)	Per Share
January 1 - January 31	3,193	$19.00
February 1 - February 28	0	0.00
March 1 - March 31	0	0.00
Total	3,193	$19.00

(1)     All 3,193 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of the Bank.  Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan.  Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month interim periods ended March 31, 2023 and 2022, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: May 12, 2023	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: May 12, 2023	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month interim periods ended March 31, 2023 and 2022, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

Exhibit 104	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

