Form 10-Q
period 2023-06-30
COMMUNITY BANCORP /VT
filed 2023-08-11
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to_______

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

At August 02, 2023, there were 5,473,366 shares outstanding of the Corporation's common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	June 30,	December 31,
Consolidated Balance Sheets	2023	2022
	(Unaudited)

Assets
Cash and due from banks	$13,754,587	$12,302,771
Federal funds sold and overnight deposits	5,586,640	58,837,557
Total cash and cash equivalents	19,341,227	71,140,328
Securities available-for-sale	186,536,541	192,918,109
Restricted equity securities, at cost	1,787,850	1,411,750
Loans held-for-sale	904,250	0
Loans	780,985,276	748,548,608
Allowance for credit losses	(9,255,501)	(8,709,225)
Deferred net loan costs	521,300	493,275
Net loans	772,251,075	740,332,658
Bank premises and equipment, net	12,651,906	13,042,468
Accrued interest receivable	3,212,265	3,214,332
Bank owned life insurance	5,192,876	5,153,387
Goodwill	11,574,269	11,574,269
Other assets	18,406,068	17,244,846
Total assets	$1,031,858,327	$1,056,032,147

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$201,716,781	$216,093,534
Interest-bearing transaction accounts	267,151,188	294,050,079
Money market funds	109,035,047	140,117,086
Savings	166,057,812	171,072,921
Time deposits, $250,000 and over	18,091,657	15,632,058
Other time deposits	89,129,231	86,006,601
Total deposits	851,181,716	922,972,279
Borrowed funds	41,200,000	1,300,000
Repurchase agreements	35,134,331	33,077,829
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	10,938,178	10,618,676
Total liabilities	951,341,225	980,855,784

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 15 shares issued and outstanding
at 06/30/23 and 12/31/22 ($100,000 liquidation value, per share)	1,500,000	1,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,683,475
shares issued at 06/30/23 and 5,647,710 shares issued at 12/31/22	14,208,688	14,119,275
Additional paid-in capital	36,995,946	36,383,235
Retained earnings	49,886,680	46,464,447
Accumulated other comprehensive loss	(19,451,435)	(20,667,817)
Less: treasury stock, at cost; 210,101 shares at 06/30/23 and 12/31/22	(2,622,777)	(2,622,777)
Total shareholders' equity	80,517,102	75,176,363
Total liabilities and shareholders' equity	$1,031,858,327	$1,056,032,147

Book value per common share outstanding	$14.44	$13.55

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended June 30,
Consolidated Statements of Income	2023	2022
(Unaudited)

Interest income
Interest and fees on loans	$10,014,968	$7,630,710
Interest on taxable debt securities	929,963	736,407
Interest on tax-exempt debt securities	90,659	33,786
Dividends	33,999	16,632
Interest on federal funds sold and overnight deposits	144,877	169,965
Total interest income	11,214,466	8,587,500

Interest expense
Interest on deposits	2,224,384	585,458
Interest on borrowed funds	252,441	21,665
Interest on repurchase agreements	214,654	22,129
Interest on junior subordinated debentures	254,124	121,063
Total interest expense	2,945,603	750,315

Net interest income	8,268,863	7,837,185
Provision for credit losses	281,142	337,500
Net interest income after provision for credit losses	7,987,721	7,499,685

Non-interest income
Service fees	939,451	936,382
Income from sold loans	106,660	195,542
Other income from loans	341,876	322,913
Other income	450,444	179,459
Total non-interest income	1,838,431	1,634,296

Non-interest expense
Salaries and wages	2,264,760	2,034,000
Employee benefits	811,870	704,623
Occupancy expenses, net	700,228	673,177
Other expenses	2,087,065	2,022,664
Total non-interest expense	5,863,923	5,434,464

Income before income taxes	3,962,229	3,699,517
Income tax expense	765,890	678,365
Net income	$3,196,339	$3,021,152

Earnings per common share	$0.58	$0.56
Weighted average number of common shares
used in computing earnings per share	5,461,597	5,396,060
Dividends declared per common share	$0.23	$0.23

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Six Months Ended June 30,
Consolidated Statements of Income	2023	2022
(Unaudited)

Interest income
Interest and fees on loans	$19,390,993	$15,117,910
Interest on taxable debt securities	1,873,441	1,392,684
Interest on tax-exempt debt securities	181,317	44,735
Dividends	64,653	33,092
Interest on federal funds sold and overnight deposits	474,288	250,625
Total interest income	21,984,692	16,839,046

Interest expense
Interest on deposits	4,069,131	1,137,418
Interest on borrowed funds	276,961	43,630
Interest on repurchase agreements	346,782	43,169
Interest on junior subordinated debentures	499,589	219,415
Total interest expense	5,192,463	1,443,632

Net interest income	16,792,229	15,395,414
Provision for credit losses	567,668	1,200,000
Net interest income after provision for credit losses	16,224,561	14,195,414

Non-interest income
Service fees	1,819,739	1,799,269
Income from sold loans	214,195	399,384
Other income from loans	770,448	594,174
Other income	792,827	527,899
Total non-interest income	3,597,209	3,320,726

Non-interest expense
Salaries and wages	4,553,520	4,074,000
Employee benefits	1,566,140	1,476,675
Occupancy expenses, net	1,471,214	1,426,541
Other expenses	4,152,752	3,910,836
Total non-interest expense	11,743,626	10,888,052

Income before income taxes	8,078,144	6,628,088
Income tax expense	1,543,043	1,201,394
Net income	$6,535,101	$5,426,694

Earnings per common share	$1.19	$1.00
Weighted average number of common shares
used in computing earnings per share	5,452,867	5,389,406
Dividends declared per common share	$0.46	$0.46

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)	Three Months Ended June 30,
	2023	2022

Net income	$3,196,339	$3,021,152

Other comprehensive loss, net of tax:
Unrealized holding loss on securities AFS arising during the period	(1,843,589)	(7,031,667)
Tax effect	387,153	1,476,649
Other comprehensive loss, net of tax	(1,456,436)	(5,555,018)
Total comprehensive income (loss)	$1,739,903	$(2,533,866)

	Six Months Ended June 30,
	2023	2022

Net income	$6,535,101	$5,426,694

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities AFS arising during the period	1,539,725	(18,100,828)
Tax effect	(323,343)	3,801,173
Other comprehensive gain (loss), net of tax	1,216,382	(14,299,655)
Total comprehensive income (loss)	$7,751,483	$(8,872,961)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Six Months Ended June 30, 2023
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2023	$14,119,275	$1,500,000	$36,383,235	$46,464,447	$(20,667,817)	$(2,622,777)	$75,176,363
Cumulative change in accounting principle (Note 2)				(549,113)			(549,113)
Balance at January 1, 2023 (as adjusted for change in accounting principle)				45,915,334			74,627,250
Issuance of common stock	43,693		276,184				319,877
Cash dividends declared
Common stock				(1,250,794)			(1,250,794)
Preferred stock				(28,125)			(28,125)
Comprehensive income
Net income				3,338,761			3,338,761
Other comprehensive income					2,672,818		2,672,818
March 31, 2023	$14,162,968	$1,500,000	$36,659,419	$47,975,176	$(17,994,999)	$(2,622,777)	$79,679,787

Issuance of common stock	45,720		336,527				382,247
Cash dividends declared
Common stock				(1,254,836)			(1,254,836)
Preferred stock				(30,000)			(30,000)
Comprehensive income
Net income				3,196,340			3,196,340
Other comprehensive loss					(1,456,436)		(1,456,436)
June 30, 2023	$14,208,688	$1,500,000	$36,995,946	$49,886,680	$(19,451,435)	$(2,622,777)	$80,517,102

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
Comprehensive loss
Net income				3,021,152			3,021,152
Other comprehensive loss					(5,555,018)		(5,555,018)
June 30, 2022	$14,038,493	$1,500,000	$35,847,031	$40,682,558	$(15,466,626)	$(2,622,777)	$73,978,679

*Accumulated other comprehensive loss

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six Months Ended June 30,
	2023	2022

Cash Flows from Operating Activities:
Net income	$6,535,101	$5,426,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, bank premises and equipment	543,590	570,063
Provision for credit losses	567,668	1,200,000
Deferred income tax	(24,713)	13,973
Gain on sale of loans	(56,608)	(198,869)
Loss on sale of bank premises and equipment	449	0
Income from CFS Partners	(555,203)	(298,831)
Amortization of bond premium, net	128,123	361,335
Proceeds from sales of loans held for sale	2,911,663	7,827,010
Originations of loans held for sale	(3,759,305)	(8,110,641)
(Decrease) increase in taxes payable	(722,500)	151,237
Decrease (increase) in interest receivable	2,067	(250,179)
Decrease in mortgage servicing rights	41,224	1,019
Decrease in right-of-use assets	100,646	99,340
Decrease in operating lease liabilities	(107,511)	(102,577)
Increase in other assets	(130,411)	(287,979)
Increase in cash surrender value of BOLI	(39,489)	(40,239)
Amortization of limited partnerships	134,256	134,184
Change in net deferred loan fees and costs	(28,025)	(443,511)
Increase (decrease) in interest payable	204,150	(7,759)
(Decrease) increase in accrued expenses	(502,279)	82,812
Increase in other liabilities	432,388	132,754
Net cash provided by operating activities	5,675,281	6,259,836

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	7,793,170	9,909,154
Purchases	0	(34,822,702)
Proceeds from redemption of restricted equity securities	1,171,200	43,500
Purchases of restricted equity securities	(1,547,300)	0
Investments in limited liability entities	(81,250)	0
Increase in loans, net	(32,867,687)	(13,648,856)
Capital expenditures net of proceeds from sales of bank
premises and equipment	(254,123)	(168,101)
Recoveries of loans charged off	148,379	31,359
Net cash used in investing activities	(25,637,611)	(38,655,646)

9

	2023	2022

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(41,275,644)	(14,107,598)
Net (decrease) increase in money market and savings accounts	(36,097,148)	7,448,461
Net increase (decrease) in time deposits	5,582,229	(832,174)
Net increase (decrease) in repurchase agreements	2,056,502	(1,375,064)
Net increase in short-term borrowings	13,400,000	0
Proceeds from long-term borrowings	26,500,000	0
Decrease in finance lease obligations	(109,299)	(105,918)
Dividends paid on preferred stock	(58,125)	(25,312)
Dividends paid on common stock	(1,835,286)	(1,897,885)
Net cash used in financing activities	(31,836,771)	(10,895,490)

Net decrease in cash and cash equivalents	(51,799,101)	(43,291,300)
Cash and cash equivalents:
Beginning	71,140,328	110,358,926
Ending	$19,341,227	$67,067,626

Supplemental Schedule of Cash Paid During the Period:
Interest	$4,988,313	$1,451,391

Income taxes, net of refunds	$2,156,000	$902,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain (loss) on securities AFS	$1,539,725	$(18,100,828)

Common Shares Dividends Paid:
Dividends declared	$2,505,630	$2,476,929
Decrease in dividends payable attributable to dividends declared	31,780	14,569
Dividends reinvested	(702,124)	(593,613)
Total dividends paid	$1,835,286	$1,897,885

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation and Consolidation and Certain Definitions

Basis of Presentation and Consolidation. The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial condition and results of operations of the Company and its subsidiary, Community National Bank (the Bank), contained herein have been made.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, contained in the Company's Annual Report on Form 10-K.  Certain amounts in the 2022 consolidated financial statements were reclassified to conform to the current period presentation. The reclassification had no effect on net income or shareholders’ equity as previously reported.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for any other interim period or the full annual period ending December 31, 2023.

The Company is considered a “smaller reporting company” under the disclosure rules of the SEC, as amended in 2018.  Accordingly, the Company has elected to provide its consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two year, rather than a three year, period, and provides certain other smaller reporting company scaled disclosures where management deems it appropriate.

In addition to the definitions provided elsewhere in this quarterly report, the definitions, acronyms and abbreviations identified below are used throughout this report, including in Part I. “Financial Information” and Part II. “Other Information”, and are intended to aid the reader and provide a reference page when reviewing this report.

ABS:	Asset backed security	FDIC:	Federal Deposit Insurance Corporation
AFS:	Available-for-sale	FDICIA:	Federal Deposit Insurance Corporation
Agency MBS:	MBS issued by a US government agency		Improvement Act of 1991
	or GSE	FHLBB:	Federal Home Loan Bank of Boston
ACL:	Allowance for Credit Losses	FHLMC:	Federal Home Loan Mortgage Corporation
ALCO:	Asset Liability Committee	FOMC:	Federal Open Market Committee
ALL:	Allowance for Loan Losses	FRB:	Federal Reserve Board
AOCI:	Accumulated other comprehensive income	FRBB:	Federal Reserve Bank of Boston
ASC:	Accounting Standards Codification	GAAP:	Generally Accepted Accounting Principles
ASU:	Accounting Standards Update		in the United States
Bancorp:	Community Bancorp.	GSE:	Government sponsored enterprise
Bank:	Community National Bank	HTM:	Held-to-maturity
BIC:	Borrower-in-Custody	ICS:	Insured Cash Sweeps of the IntraFi Network
Board:	Board of Directors	IRS:	Internal Revenue Service
BOLI:	Bank owned life insurance	JNE:	Jobs for New England
bp or bps:	Basis point(s)	Jr:	Junior
BTFP:	Bank Term Funding Program	LIBOR	London Interbank Offered Rate
CDARS:	Certificate of Deposit Accounts Registry	MBS:	Mortgage-backed security
	Service of the IntraFi Network	MSRs:	Mortgage servicing rights
CDs:	Certificates of deposit	NII:	Net interest income
CDI:	Core deposit intangible	OAS:	Other amortizing security
CECL:	Current Expected Credit Loss	OBS:	Off-balance sheet
CFSG:	Community Financial Services Group, LLC	OCI:	Other comprehensive income (loss)
CFS Partners:	Community Financial Services Partners,	OREO:	Other real estate owned
	LLC	OTTI:	Other-than-temporary impairment
CMO	Collateralized Mortgage Obligations	PMI:	Private mortgage insurance
Company:	Community Bancorp. and Subsidiary	PPP:	Paycheck Protection Program
CRE:	Commercial Real Estate	RD:	USDA Rural Development
DCF:	Discounted cash flow	SBA:	U.S. Small Business Administration
DDA or DDAs:	Demand Deposit Account(s)	SEC:	U.S. Securities and Exchange Commission
DTC:	Depository Trust Company	SOFR:	Secured Overnight Financing Rate
DRIP:	Dividend Reinvestment Plan	TDR:	Troubled-debt restructuring
Exchange Act:	Securities Exchange Act of 1934	USDA:	U.S. Department of Agriculture
FASB:	Financial Accounting Standards Board	VA:	U.S. Veterans Administration

Note 2.  Recent Accounting Developments

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the sunset date of December 31, 2022, to December 31, 2024.  The guidance is effective for all entities as of March 12, 2020, through December 31, 2024. The Company is assessing ASU No. 2020-04 and its impact on the transition away from LIBOR for its Junior Subordinated Debentures due December 15, 2037, the Company’s only financial instruments that utilize LIBOR as a reference rate.  That transition will become effective for the Debentures as of the first London banking day after June 30, 2023 (see the Interest Rate Risk and Asset and Liability Management section of the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations following these Notes).

In March 2023, the FASB issued ASU No. 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, previously introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met; however, this guidance limited the proportional amortization method to investments in low-income-housing tax credit (LIHTC) structures. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of net income tax expense (benefit).  Equity investments in other tax credit structures are typically accounted for using the equity method, which results in investment income, gains and losses, and tax credits being presented gross on the income statement in their respective line items.  The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments in this update are effective for the Company for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years.  Early adoption is permitted in any interim period. If early adoption is elected, adoption must be as of the beginning of the fiscal year that includes the interim period of adoption.  The amendments in this update must be applied on either a modified retrospective or a retrospective basis.  The Company is analyzing the impact of early adoption of this ASU and is currently evaluating the impact of this standard for its tax equity investments as well as the impact within the consolidated financial statements.

Accounting Standards Adopted in 2023

The Company adopted the following accounting standards effective January 1, 2023, and applied them to the Company’s interim consolidated financial statements beginning with the quarter ended March 31, 2023.  Prior periods have not been restated as a result of adoption of these accounting standards.

ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under that guidance, which replaced the existing incurred loss model for recognizing credit losses, banks and other lending institutions are required to recognize the full amount of expected credit losses over the life of a loan. The guidance, which is referred to as the current expected credit loss, or CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses over the life of the loans. A modified version of these requirements also applies to debt securities classified as available for sale, which requires that credit losses on those securities be recorded through an allowance for credit losses rather than a write-down.   Upon adoption of this ASU on January 1, 2023, the Company recorded a cumulative-effect adjustment of $549,113 as a reduction to retained earnings, with a corresponding adjustment of $243,376 increasing the ACL on loans, an adjustment of $451,704, increasing other liabilities for the ACL on off-balance sheet credit exposures, and an adjustment of $145,967 increasing deferred tax assets.  There was no allowance recorded for credit losses on AFS debt securities resulting from adoption of this ASU.

ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  The guidance amends Topic 326 (CECL) to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty.  Specifically, rather than applying TDR recognition and measurement guidance, under the CECL model creditors will determine whether a modification results in a new loan or continuation of existing loan.  These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.  Additionally, the amendments to Topic 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination.  The guidance became effective for the Company beginning with the fiscal year 2023, including interim periods.  Adoption of this ASU did not have a material impact on the consolidated financial statements.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended June 30,	2023	2022

Net income, as reported	$3,196,339	$3,021,152
Less: dividends to preferred shareholders	30,000	13,124
Net income available to common shareholders	$3,166,339	$3,008,028
Weighted average number of common shares
used in calculating earnings per share	5,461,597	5,396,060
Earnings per common share	$0.58	$0.56

Six Months Ended June 30,	2023	2022

Net income, as reported	$6,535,101	$5,426,694
Less: dividends to preferred shareholders	58,125	25,312
Net income available to common shareholders	$6,476,976	$5,401,382
Weighted average number of common shares
used in calculating earnings per share	5,452,867	5,389,406
Earnings per common share	$1.19	$1.00

Note 4.  Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2023
U.S. GSE debt securities	$12,000,000	$0	$1,474,322	$10,525,678
U.S. Government securities	41,288,500	0	2,906,560	38,381,940
Taxable Municipal securities	300,000	0	54,558	245,442
Tax-exempt Municipal securities	12,010,573	75,171	646,507	11,439,237
Agency MBS	129,348,788	0	18,951,174	110,397,614
ABS and OAS	2,686,936	0	227,032	2,459,904
CMO	11,789,814	0	367,872	11,421,942
Other investments	1,734,000	0	69,216	1,664,784
Total	$211,158,611	$75,171	$24,697,241	$186,536,541

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2022
U.S. GSE debt securities	$12,000,000	$0	$1,624,709	$10,375,291
U.S. Government securities	41,368,624	0	3,137,035	38,231,589
Taxable Municipal securities	300,000	0	65,142	234,858
Tax-exempt Municipal securities	12,042,410	40,513	759,356	11,323,567
Agency MBS	135,193,097	69,447	20,030,945	115,231,599
ABS and OAS	2,929,740	0	236,134	2,693,606
CMO	12,278,033	581	342,689	11,935,925
Other investments	2,968,000	0	76,326	2,891,674
Total	$219,079,904	$110,541	$26,272,336	$192,918,109

The Company had investments in Agency MBS exceeding 10% of shareholders’ equity with a book value of $129.3 million and $135.2 million, respectively, and a fair value of $110.4 million and $115.2 million, respectively, at June 30, 2023 and December 31, 2022.

Investment securities pledged as collateral for repurchase agreements consisted of certain U.S. GSE debt securities, Agency MBS, ABS and OAS, and CMO.  These repurchase agreements mature daily.  The aggregate amortized cost and fair value of these pledged investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

June 30, 2023	$53,615,357	$45,066,265
December 31, 2022	55,899,113	46,789,284

There were no sales of debt securities during the first six months of 2023 or 2022.

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
June 30, 2023
Due in one year or less	$9,490,328	$9,261,518
Due from one to five years	53,150,139	49,018,937
Due from five to ten years	4,903,728	4,434,174
Due after ten years	14,265,628	13,424,298
Agency MBS	129,348,788	110,397,614
Total	$211,158,611	$186,536,541

December 31, 2022
Due in one year or less	$1,976,000	$1,966,767
Due from one to five years	58,875,224	54,736,949
Due from five to ten years	8,631,626	7,591,761
Due after ten years	14,403,957	13,391,033
Agency MBS	135,193,097	115,231,599
Total	$219,079,904	$192,918,109

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
June 30, 2023
U.S. GSE debt securities	$0	$0	$10,525,678	$1,474,322	11	$10,525,678	$1,474,322
U.S. Government securities	0	0	38,381,940	2,906,560	54	38,381,940	2,906,560
Taxable Municipal securities	0	0	245,442	54,558	1	245,442	54,558
Tax-exempt Municipal securities	3,050,243	28,616	4,503,273	617,891	16	7,553,516	646,507
Agency MBS	7,083,036	136,925	103,314,578	18,814,249	122	110,397,614	18,951,174
ABS and OAS	0	0	2,459,904	227,032	4	2,459,904	227,032
CMO	6,197,924	113,282	5,224,018	254,590	10	11,421,942	367,872
Other investments	982,655	8,345	682,129	60,871	10	1,664,784	69,216
Total	$17,313,858	$287,168	$165,336,962	$24,410,073	228	$182,650,820	$24,697,241

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
December 31, 2022
U.S. GSE debt securities	$2,723,388	$276,611	$7,651,903	$1,348,098	11	$10,375,291	$1,624,709
U.S. Government securities	4,837,891	169,501	33,393,698	2,967,534	54	38,231,589	3,137,035
Taxable Municipal securities	0	0	234,858	65,142	1	234,858	65,142
Tax-exempt Municipal securities	8,608,507	522,128	592,388	237,228	19	9,200,895	759,356
Agency MBS	14,541,901	810,356	97,718,436	19,220,589	120	112,260,337	20,030,945
ABS and OAS	2,693,606	236,134	0	0	4	2,693,606	236,134
CMO	8,954,323	232,398	1,014,910	110,291	9	9,969,233	342,689
Other investments	2,451,892	20,108	439,782	56,218	12	2,891,674	76,326
Total	$44,811,508	$2,267,236	$141,045,975	$24,005,100	230	$185,857,483	$26,272,336

The Company adopted ASU No. 2016-13 effective January 1, 2023, which requires credit losses on debt securities AFS to be recorded in an allowance for credit losses and eliminates the concept of OTTI for debt securities AFS. Under the ASU, if the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the credit loss is recorded through an allowance rather than as a write-down of the security. As of June 30, 2023, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the debt securities AFS in an unrealized loss position prior to recovery. As of June 30, 2023, the Company also determined that no individual debt securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributed to increases in market interest rates since these securities were purchased under other market conditions.

As of December 31, 2022, in management’s view the unrealized losses on securities AFS were due to market conditions rather than reduced estimated cash flows or deterioration in the creditworthiness of the issuer.  At December 31, 2022, the Company did not intend to sell these securities, did not anticipate that these securities would be required to be sold before anticipated recovery, and expected full principal and interest to be collected.  Therefore, under the accounting principles pertaining to OTTI analysis then in effect, the Company did not consider the declines in the fair value of these securities to be OTTI as of December 31, 2022.

Note 5.  Loans, Allowance for Credit Losses, Credit Quality and Off-Balance Sheet Credit Exposures

The composition of net loans as of the balance sheet dates was as follows:

	June 30, 2023		December 31, 2022

Commercial & industrial	$126,208,794	16.16%	$112,951,873	15.09%
Purchased	6,167,811	0.79%	7,530,458	1.00%
Commercial real estate	384,836,723	49.28%	356,892,986	47.68%
Municipal	27,744,099	3.55%	34,633,055	4.63%
Residential real estate - 1st lien	200,150,628	25.63%	198,743,375	26.55%
Residential real estate - Jr lien	32,032,350	4.10%	33,756,872	4.51%
Consumer	3,844,871	0.49%	4,039,989	0.54%
Total loans	780,985,276	100.00%	748,548,608	100.00%

ACL	(9,255,501)		(8,709,225)
Deferred net loan costs	521,300		493,275
Net loans	$772,251,075		$740,332,658

Provision for Credit Losses

The provision for credit losses was made up of the following components for the periods indicated:

Three Months Ended June 30,	2023	2022

Provision for loan losses	$378,000	$337,500
Provision for credit losses on OBS credit exposure	(96,858)	0
Provision for credit losses	$281,142	$337,500

Six Months Ended June 30,	2023	2022

Provision for loan losses	$585,540	$1,200,000
Provision for credit losses on OBS credit exposure	(17,872)	0
Provision for credit losses	$567,668	$1,200,000

The following tables present the activity in the ACL on loans for the three and six month periods following adoption of ASU 2016-13 (CECL) on January 1, 2023 and select information on impairment evaluation by portfolio segment for those interim periods.

As of or for the three months ended June 30, 2023

					Residential	Residential
	Commercial		Commercial		Real Estate	Real Estate
	& Industrial	Purchased	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

ACL beginning balance	$1,015,638	$20,201	$5,186,156	$91,185	$2,396,109	$516,648	$30,233	$9,256,170
Charge-offs	(350,000)	0	0	0	0	0	(44,187)	(394,187)
Recoveries	976	0	57	0	262	1,230	12,993	15,518
Provision (credit)	387,728	(1,864)	85,308	(21,825)	(81,817)	(24,642)	35,112	378,000
ACL ending balance	$1,054,342	$18,337	$5,271,521	$69,360	$2,314,554	$493,236	$34,151	$9,255,501

As of or for the six months ended June 30, 2023

					Residential	Residential
	Commercial		Commercial		Real Estate	Real Estate
	& Industrial	Purchased	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ACL beginning balance	$1,116,322	$53,090	$5,061,813	$62,339	$2,001,836	$241,950	$69,686	$102,189	$8,709,225
Impact of adopting CECL	(164,116)	(29,196)	(22,467)	24,244	273,168	297,745	(33,813)	(102,189)	243,376
Charge-offs	(361,578)	0	0	0	0	0	(69,441)	0	(431,019)
Recoveries	2,351	0	22,058	0	72,588	26,777	24,605	0	148,379
Provision (credit)	461,363	(5,557)	210,117	(17,223)	(33,038)	(73,236)	43,114	0	585,540
ACL ending balance	$1,054,342	$18,337	$5,271,521	$69,360	$2,314,554	$493,236	$34,151	$0	$9,255,501

					Residential	Residential
	Commercial		Commercial		Real Estate	Real Estate
	& Industrial	Purchased	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total
ACL evaluated for impairment
Individually	$0	$0	$0	$0	$962	$0	$0	$962
Collectively	1,054,342	18,337	5,271,521	69,360	2,313,592	493,236	34,151	9,254,539
Total	$1,054,342	$18,337	$5,271,521	$69,360	$2,314,554	$493,236	$34,151	$9,255,501

Loans evaluated for impairment
Individually	$3,649,767	$0	$2,988,778	$0	$974,378	$69,354	$0	$7,682,277
Collectively	122,559,027	6,167,811	381,847,945	27,744,099	199,176,250	31,962,996	3,844,871	773,302,999
Total	$126,208,794	$6,167,811	$384,836,723	$27,744,099	$200,150,628	$32,032,350	$3,844,871	$780,985,276

The following tables present activity in the ALL and select loan information on impairment evaluation, by portfolio segment, under the incurred loss methodology, for the periods indicated:

As of or for the year ended December 31, 2022

					Residential	Residential
	Commercial		Commercial		Real Estate	Real Estate
	& Industrial	Purchased	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$870,392	$68,655	$4,151,760	$76,728	$1,765,892	$182,014	$55,698	$539,117	$7,710,256
Charge-offs	(76,875)	0	(667,474)	0	0	0	(63,625)	0	(807,974)
Recoveries	14,112	0	667,474	0	111,763	5,089	30,505	0	828,943
Provision (credit)	308,693	(15,565)	910,053	(14,389)	124,181	54,847	47,108	(436,928)	978,000
ALL ending balance	$1,116,322	$53,090	$5,061,813	$62,339	$2,001,836	$241,950	$69,686	$102,189	$8,709,225

ALL evaluated for impairment
Individually	$2,322	$0	$0	$0	$106,280	$0	$0	$0	$108,602
Collectively	1,114,000	53,090	5,061,813	62,339	1,895,556	241,950	69,686	102,189	8,600,623
Total	$1,116,322	$53,090	$5,061,813	$62,339	$2,001,836	$241,950	$69,686	$102,189	$8,709,225

Loans evaluated for impairment
Individually	$3,442,124	$0	$3,176,835	$0	$3,816,012	$77,416	$0		$10,512,387
Collectively	109,509,749	7,530,458	353,716,151	34,633,055	194,927,363	33,679,456	4,039,989		738,036,221
Total	$112,951,873	$7,530,458	$356,892,986	$34,633,055	$198,743,375	$33,756,872	$4,039,989		$748,548,608

As of or for the six months ended June 30, 2022

					Residential	Residential
	Commercial	Purchased	Commercial		Real Estate	Real Estate
	& Industrial	Loans	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$870,392	$68,655	$4,151,760	$76,728	$1,765,892	$182,014	$55,698	$539,117	$7,710,256
Charge-offs	(20,578)	0	(667,474)	0	0	0	(20,790)	0	(708,842)
Recoveries	2,454	0	0	0	12,563	2,430	13,912	0	31,359
Provision (credit)	254,980	(8,833)	1,324,038	(18,409)	67,053	(3,230)	(7,264)	(408,335)	1,200,000
ALL ending balance	$1,107,248	$59,822	$4,808,324	$58,319	$1,845,508	$181,214	$41,556	$130,782	$8,232,773

ALL evaluated for impairment
Individually	$0	$0	$0	$0	$102,062	$0	$0	$0	$102,062
Collectively	1,107,248	59,822	4,808,324	58,319	1,743,446	181,214	41,556	130,782	8,130,711
Total	$1,107,248	$59,822	$4,808,324	$58,319	$1,845,508	$181,214	$41,556	$130,782	$8,232,773

Loans evaluated for impairment
Individually	$145,810	$0	$3,396,349	$0	$3,718,383	$82,400	$0		$7,342,942
Collectively	120,626,432	8,546,059	314,687,305	32,399,252	182,387,758	33,474,960	3,463,839		695,585,605
Total	$120,772,242	$8,546,059	$318,083,654	$32,399,252	$186,106,141	$33,557,360	$3,463,839		$702,928,547

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

		90 Days	Total
June 30, 2023	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$64,312	$3,029,266	$3,093,578	$123,115,216	$126,208,794
Purchased	0	0	0	6,167,811	6,167,811
Commercial real estate	864,534	776,328	1,640,862	383,195,861	384,836,723
Municipal	0	0	0	27,744,099	27,744,099
Residential real estate - 1st lien	1,078,947	384,329	1,463,276	198,687,352	200,150,628
Residential real estate - Jr lien	288,822	25,007	313,829	31,718,521	32,032,350
Consumer	55,267	0	55,267	3,789,604	3,844,871
Totals	$2,351,882	$4,214,930	$6,566,812	$774,418,464	$780,985,276

		90 Days	Total
December 31, 2022	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$2,377,668	$879,802	$3,257,470	$109,694,403	$112,951,873
Purchased	0	0	0	7,530,458	7,530,458
Commercial real estate	1,395,444	353,842	1,749,286	355,143,700	356,892,986
Municipal	0	0	0	34,633,055	34,633,055
Residential real estate - 1st lien	1,517,653	641,141	2,158,794	196,584,581	198,743,375
Residential real estate - Jr lien	321,579	25,007	346,586	33,410,286	33,756,872
Consumer	18,745	0	18,745	4,021,244	4,039,989
Totals	$5,631,089	$1,899,792	$7,530,881	$741,017,727	$748,548,608

For all loan segments, loans over 30 days past due are considered delinquent.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of the dates presented:

				90 Days or
	Nonaccrual	Nonaccrual	Total	More and
June 30, 2023	with an ACL	with No ACL	Nonaccrual	Accruing

Commercial & industrial	$0	$3,649,767	$3,649,767	$0
Commercial real estate	0	2,991,511	2,991,511	0
Residential real estate - 1st lien	124,090	856,192	980,282	350,504
Residential real estate - Jr lien	0	123,502	123,502	0
Totals	$124,090	$7,620,972	$7,745,062	$350,504

				90 Days or
	Nonaccrual	Nonaccrual	Total	More and
December 31, 2022	with an ALL	with No ALL	Nonaccrual	Accruing

Commercial & industrial	$452,963	$2,989,161	$3,442,124	$0
Commercial real estate	0	3,180,478	3,180,478	324,927
Residential real estate - 1st lien	278,026	858,304	1,136,330	248,157
Residential real estate - Jr lien	0	131,088	131,088	0
Totals	$730,989	$7,159,031	$7,890,020	$573,084

As of June 30, 2023, there were no residential real estate loans in process of foreclosure, compared to 5 residential real estate loans with an aggregate balance of $195,082 in process of foreclosure at December 31, 2022.

Allowance for loan losses (prior to adoption of CECL)

Please refer to Note 4 to the audited consolidated financial statements contained in the Company’s 2022 Annual Report on Form 10-K for a description of the ALL, under previously applicable GAAP, prior to adoption of CECL.

Allowance for credit losses

Effective January 1, 2023, with the adoption of CECL, the Company established the ACL through a provision for credit losses charged to earnings. Credit losses are charged against the allowance when management believes that future payments of a loan balance are unlikely. Subsequent recoveries, if any, are credited to the allowance.

Unsecured loans are charged off when they become uncollectible and no later than 120 days past due.  Unsecured loans to customers who subsequently file bankruptcy, are charged off within 30 days of receipt of the notification of filing or by the end of the month in which the loans become 120 days past due, whichever occurs first.  For secured loans, both residential and commercial, the potential loss on impaired loans is carried as a loan loss reserve specific allocation; the loss portion is charged off when collection of the full loan appears unlikely.  The unsecured portion of a real estate loan is that portion of the loan exceeding the "fair value" of the collateral less the estimated cost to sell.  The value of the collateral is determined in accordance with the Company’s appraisal policy.  The unsecured portion of an impaired real estate secured loan is charged off by the end of the month in which the loan becomes 180 days past due.

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

The Company utilizes a discounted cash flow (DCF) approach to calculate the expected loss for each portfolio segment. Within the DCF model, probability of default (PD) and loss given default (LGD) assumptions are applied to calculate the expected loss for each segment. PD is management’s estimate of the probability the asset will default within a given timeframe and LGD is management’s estimate of the percentage of assets not expected to be collected due to default. The Company's PD and LGD assumptions may be derived from internal historical default and loss experience or from external data where there are not statistically meaningful loss events for a loan segment, or it does not have default and loss data that covers a full economic cycle.

As of June 30, 2023, the primary macroeconomic drivers used within the DCF model included forecasts of civilian unemployment and changes in national gross domestic product (GDP).  Management monitors and assesses its macroeconomic drivers at least annually (generally in the fourth quarter, or more frequently as circumstances warrant) to determine whether they continue to be the most predictive indicator of losses within the Company's loan portfolio, and these macroeconomic drivers may change from time to time.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources, which may include, but are not limited to, the FOMC forecast and other publicly available forecasts from well recognized, leading economists or firms. The Company's reasonable and supportable forecast period generally ranges from one to three years, depending on the facts and circumstances of the current state of the economy, portfolio segment, and management's judgment of what can be reasonably supported. The model reversion period generally ranges from one to six years, and it also depends on the current state of the economy and management's judgments of such. Management monitors and assesses the forecast and reversion period at least annually, or more frequently as circumstances warrant.  The Company used a one-year forecast and reversion period to calculate the ACL on loans as of June 30, 2023.

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

In calculating the ACL on loans, the contractual life of a loan must be adjusted for prepayments in order to arrive at expected cash flows. The Company models term loans using an annualized prepayment. When the Company has a specific expectation of differing payment behavior for a given loan, the loan may be evaluated individually. For revolving loans that do not have a principal payment schedule, a curtailment rate is factored into the expected cash flow.

Management has elected to use loss rate methodologies appropriate for each loan segment.  The DCF method was chosen for the commercial and industrial, CRE, residential real estate 1st lien, residential real estate Jr Lien and consumer loans. The DCF model, being periodic in nature, allows for effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner.  For the purchased loans segment, a long-term average loss rate is calculated and applied on a quarterly basis for the remaining life of the pool.  Due to the lack of any historical loss data, a manual entry methodology was chosen for the municipal loans given the immaterial nature of the pool when considering prior loss history as well as the inability to reasonably forecast a PD or LGD for the pool.

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

Commercial & Industrial – Loans in this segment include commercial and industrial loans and to a lesser extent loans to finance agricultural production. Commercial loans are made to businesses and are generally secured by assets of the business, including trade assets and equipment. While not the primary collateral, in many cases these loans may also be secured by the real estate of the business. Repayment is expected from the cash flows of the business. A weakened economy, soft consumer spending, unfavorable foreign trade conditions and the rising cost of labor or raw materials are examples of issues that can impact credit quality in this segment.

Purchased – Loans in this segment are loans purchased through a loan purchasing program with Bankers Healthcare Group (BHG). BHG originates commercial loans to medical professionals nationwide and sells them individually to a secondary market, primarily banks, through a bid process. The Bank has established conservative credit parameters and expects a low risk of default in this portfolio.

Commercial Real Estate – Loans in this segment are principally made to businesses and are generally secured by either owner-occupied, or non-owner occupied CRE. A relatively small portion of this segment includes farm loans secured by farmland and buildings.  As with commercial and industrial loans, repayment of owner-occupied CRE loans is expected from the cash flows of the business and the segment would be impacted by the same risk factors as commercial and industrial loans. The non-owner occupied CRE portion includes both residential and commercial construction loans, vacant land and real estate development loans, multi-family dwelling loans and commercial rental property loans. Repayment of construction loans is expected from permanent financing takeout; the Company generally requires a commitment or eligibility for the take-out financing prior to construction loan origination. Real estate development loans are generally repaid from the sale of the subject real property as the project progresses. Construction and development lending entail additional risks, including the project exceeding budget, not being constructed according to plans, not receiving permits, or the pre-leasing or occupancy rate not meeting expectations. Repayment of multi-family loans and commercial rental property loans is expected from the cash flow generated by rental payments received from the individuals or businesses occupying the real estate. CRE loans are impacted by factors such as competitive market forces, vacancy rates, cap rates, net operating incomes, lease renewals and overall economic demand. In addition, loans in the recreational and tourism sector can be affected by weather conditions, such as unseasonably low winter snowfalls. CRE lending also carries a higher degree of environmental risk than other real estate lending.

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

Specific component

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are also not included in the collective evaluation. In general, loans individually evaluated for estimated credit losses include those (i) greater than $100,000 with a nonaccrual status or (ii) have other unique characteristics differing from the portfolio segment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan. However, when management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

The following table presents the amortized cost basis of collateral-dependent loans as of June 30, 2023, by collateral type:

	Business	Commercial	Residential
	Assets (1)	Real Estate	Real Estate	Total

Commercial & industrial	$1,565,635	$0	$0	$1,565,635
Commercial real estate	0	776,329	0	776,329
Residential real estate - 1st lien	0	0	319,420	319,420
	$1,565,635	$776,329	$319,420	$2,661,384

(1)	Including, but not limited to, inventory, equipment and accounts receivable.

Impaired loans, by portfolio segment, prior to adoption of ASU 2022-02 (Troubled Debt Restructurings and Vintage Disclosures), were as follows:

	As of December 31, 2022
		Unpaid
	Recorded	Principal	Related
	Investment (1)	Balance	Allowance

Related allowance recorded
Commercial & industrial	$452,963	$462,745	$2,322
Residential real estate – 1st lien	1,041,730	1,073,350	106,280
Total with related allowance	1,494,693	1,536,095	108,602

No related allowance recorded
Commercial & industrial	2,989,161	3,078,769
Commercial real estate	3,176,962	3,671,196
Residential real estate - 1st lien	2,785,669	3,805,682
Residential real estate - Jr lien	77,419	126,250
Total with no related allowance	9,029,211	10,681,897

Total impaired loans	$10,523,904	$12,217,992	$108,602

(1)	Recorded investment in impaired loans in the table above includes accrued interest receivable and deferred net loan costs of $11,517.

	As of June 30, 2022
		Unpaid
	Recorded	Principal	Related
	Investment (1)	Balance	Allowance

Related allowance recorded
Residential real estate – 1st lien	$1,011,645	$1,033,657	$102,062

No related allowance recorded
Commercial & industrial	145,810	181,929
Commercial real estate	3,396,482	4,548,768
Residential real estate - 1st lien	2,739,726	3,745,194
Residential real estate - Jr lien	82,405	128,821
Total with no related allowance	6,364,423	8,604,712

Total impaired loans	$7,376,068	$9,638,369	$102,062

(1)	Recorded investment in impaired loans in the table above includes accrued interest receivable and deferred net loan costs of $33,126.

	As of June 30, 2022
	Three Months Ended		Six Months Ended
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Related allowance recorded
Residential real estate - 1st lien	$1,062,379	$12,570	$942,448	$26,957
Residential real estate - Jr lien	0	48	0	100
Total with related allowance	1,062,379	12,618	942,448	27,057

No related allowance recorded
Commercial & industrial	184,023	0	153,803	204
Commercial real estate	3,554,895	(178)	3,887,955	1,492
Residential real estate - 1st lien	2,787,897	49,794	2,875,480	92,508
Residential real estate - Jr lien	84,051	34	85,557	71
Total with no related allowance	6,610,866	49,650	7,002,795	94,275

Total impaired loans	$7,673,245	$62,268	$7,945,243	$121,332

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

Credit risk ratings are dynamic and require updating whenever relevant information is received.  Risk ratings are assessed on an ongoing basis and at various points, including delinquency or at the time of other adverse events.  For larger, more complex or adversely rated loans, risk ratings are also assessed at the time of annual or periodic review.  Lenders are required to make immediate disclosure to the Chief Lending Officer of any known increase in loan risk, even if considered temporary in nature.

The risk ratings within the loan portfolio and current period gross charge-offs, by loan segment and origination year were as follows:

As of or for the six months ended,							Revolving	Revolving
June 30, 2023							Loans	Loans
(In thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Commercial & industrial:
Pass	$9,792	$21,220	$15,016	$3,378	$4,621	$6,049	$54,526	$0	$114,602
Special mention	0	133	943	245	17	56	5,678	0	7,072
Substandard/Doubtful	0	385	0	261	292	1,538	2,059	0	4,535
Total commercial	$9,792	$21,738	$15,959	$3,884	$4,930	$7,643	$62,263	$0	$126,209

Current period gross charge-offs	$0	$150	$0	$0	$0	$212	$0	$0	$362

Purchased:
Pass	$164	$100	$1,802	$1,580	$2,522	$0	$0	$0	$6,168
Total purchased	$164	$100	$1,802	$1,580	$2,522	$0	$0	$0	$6,168

Commercial real estate:
Pass	$33,532	$80,335	$40,459	$44,798	$35,745	$91,753	$47,781	$0	$374,403
Special mention	0	379	1,499	2,757	0	1,497	0	0	6,132
Substandard/Doubtful	0	0	0	594	1,408	2,300	0	0	4,302
Total commercial real estate	$33,532	$80,714	$41,958	$48,149	$37,153	$95,550	$47,781	$0	$384,837

Municipal:
Pass	$3,642	$908	$3,459	$5,273	$661	$11,306	$2,495	$0	$27,744
Total municipal	$3,642	$908	$3,459	$5,273	$661	$11,306	$2,495	$0	$27,744

Residential real estate - 1st lien:
Pass	$12,432	$40,124	$43,113	$34,367	$10,661	$54,485	$2,262	$0	$197,444
Special mention	0	303	131	0	0	0	0	0	434
Substandard/Doubtful	0	0	0	1,854	40	378	0	0	2,272
Total residential real estate - 1st lien	$12,432	$40,427	$43,244	$36,221	$10,701	$54,863	$2,262	$0	$200,150

Residential real estate - Jr lien:
Pass	$873	$1,994	$412	$623	$664	$1,194	$24,478	$1,712	$31,950
Special mention	0	50	0	0	0	0	0	0	50
Substandard/Doubtful	0	0	0	0	0	32	0	0	32
Total residential real estate - Jr lien	$873	$2,044	$412	$623	$664	$1,226	$24,478	$1,712	$32,032

Consumer
Pass	$1,509	$1,180	$560	$319	$167	$110	$0	$0	$3,845
Total consumer	$1,509	$1,180	$560	$319	$167	$110	$0	$0	$3,845

Current period gross charge-offs	$16	$19	$0	$0	$1	$33	$0	$0	$69

Total Loans	$62,850	$147,111	$107,394	$96,049	$56,798	$170,698	$139,279	$1,712	$780,985

As of or for the six months ended, June 30, 2023, there were (i) no current period gross charge-offs within the Purchased, CRE, Municipal, Residential real estate 1st lien and Residential real estate Jr lien loan segments and (ii) no Special mention or Substandard/Doubtful loans within the Purchased, Municipal and Consumer loan segments.

Before the adoption of ASC 326 (CECL), the risk ratings within the loan portfolio, by segment, as of December 31, 2022, were as follows:

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

An insignificant delay or insignificant shortfall in the amount of payments typically would not require the loan to be accounted for as modified.  However, pursuant to regulatory guidance, any payment delay longer than three months is generally not considered insignificant.  Management’s assessment of whether a concession has been granted also takes into consideration payments expected to be received from third parties, including third-party guarantors, provided the third party has the ability to perform on the guarantee.

The Company’s modified loans are principally a result of extending loan repayment terms to relieve cash flow difficulties. The Company has only, on a limited basis, reduced accrued interest or reduced interest rates for borrowers below the current market rate for the borrower.  The Company has not generally forgiven principal within the terms of original restructurings, nor converted variable rate terms to fixed rate terms.  However, the Company evaluates each potential loan modification on its own merits and does not foreclose the granting of any particular type of concession.  In connection with modifications, the Company takes into account applicable regulatory guidance, including a 2023 interagency Policy Statement on Prudent Commercial Real Estate Loan Accommodations and Workouts.

There were no loan modifications for the first six months of 2023.

Prior to adoption of ASU 2022-02, new TDRs, by portfolio segment, during the periods presented below were as follows.

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

There were no TDRs for the three months ended June 30, 2022.

There were no TDRs for which there was a payment default during the twelve-month period ended December 31, 2022. The TDRs for which there was a payment default during the twelve-month period ended June 30, 2022 were as follows:

	Number of	Recorded
	Contracts	Investment

Commercial real estate	2	$2,412,179

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

Prior to adoption of ASU 2022-02, the specific allowances within the ALL related to TDRs as of December 31, 2022, totaled $106,280.

As of the balance sheet dates, the Company evaluates whether it is contractually committed to lend additional funds to debtors with impaired, non-accrual or modified loans.  The Company is contractually committed to lend on one SBA guaranteed line of credit to a borrower whose lending relationship was previously modified.

Off-Balance Sheet Credit Exposures

In the ordinary course of business, the Company enters into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded as loans when they are funded.

Allowance for Credit Losses on OBS Credit Exposures

Effective January 1, 2023, with the adoption of ASU No. 2016-13 (CECL), the Company estimates expected credit losses on OBS credit exposures over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on OBS credit exposures is adjusted through credit loss expense. To appropriately measure expected credit losses, management disaggregates the loan portfolio into similar risk characteristics, identical to those determined for the loan portfolio. An estimated funding rate is then applied to the qualifying unfunded loan commitments and letters of credit using the Company's own historical experience to estimate the expected funded amount for each loan segment as of the reporting date. Once the expected funded amount for each loan segment is determined, the loss rate, which is the calculated expected loan loss as a percent of the amortized cost basis for each loan segment, is applied to calculate the ACL on OBS credit exposures as of the reporting date. The ACL on OBS credit exposures is presented within accrued interest and other liabilities on the consolidated balance sheets.

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

Note 7.  Fair Value

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company’s quality of earnings and comprehensive income. The fair values of some of these assets and liabilities are measured on a recurring basis while others are measured on a non-recurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities available-for-sale are recorded at fair value on a recurring basis. Other assets, such as MSRs, loans held-for-sale, impaired loans, and OREO are recorded at fair value on a non-recurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. The level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest). A brief description of each level follows.

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

Individually analyzed loans:  Individually analyzed loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent.  If the fair value is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the ACL.  Accordingly, certain individually analyzed loans may be subject to measurement at fair value on a non-recurring basis.  Management has estimated the fair value of collateral-dependent loans using Level 2 inputs, such as the fair value of collateral based on independent third-party appraisals.

Loans held-for-sale:  The fair value of loans held-for-sale is based upon an actual purchase and sale agreement between the Company and an independent market participant.  The sale is executed within a reasonable period following quarter-end at the stated fair value.

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

	June 30,	December 31,
Assets: (market approach)	2023	2022

Level 1
U.S. Government securities	$38,381,940	$38,231,589

Level 2
U.S. GSE debt securities	$10,525,678	$10,375,291
Taxable Municipal securities	245,442	234,858
Tax-exempt Municipal securities	11,439,237	11,323,567
Agency MBS	110,397,614	115,231,599
ABS and OAS	2,459,904	2,693,606
CMO	11,421,942	11,935,925
Other investments	1,664,784	2,891,674
Level 2 Total	$148,154,601	$154,686,520

Grand Total	$186,536,541	$192,918,109

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

	June 30,	December 31,
Level 2	2023	2022
Assets: (market approach)
Individually analyzed loans, net of related allowance	$679,802	$94,458
Loans held-for-sale	904,250	0
MSRs (1)	821,369	862,593

(1)	Represents MSRs at lower of cost or fair value.

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below.  The estimated fair values of the Company's financial instruments as of the balance sheet dates were as follows:

June 30, 2023		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$19,341	$19,341	$0	$0	$19,341
Debt securities AFS	186,537	38,382	148,155	0	186,537
Restricted equity securities	1,788	0	1,788	0	1,788
Loans and loans held-for-sale, net of ACL
Commercial & industrial	125,131	0	680	121,015	121,695
Purchased	6,149	0	0	5,726	5,726
Commercial real estate	379,534	0	0	356,483	356,483
Municipal	27,675	0	0	26,268	26,268
Residential real estate - 1st lien	199,316	0	0	182,022	182,022
Residential real estate - Jr lien	31,539	0	0	31,135	31,135
Consumer	3,811	0	0	3,822	3,822
MSRs (1)	821	0	1,271	0	1,271
Accrued interest receivable	3,212	0	3,212	0	3,212

Financial liabilities:
Deposits
Other deposits	850,933	0	847,656	0	847,656
Brokered deposits	249	0	226	0	226
Short-term borrowings	13,400	0	13,400	0	13,400
Long-term borrowings	27,800	0	27,441	0	27,441
Repurchase agreements	35,134	0	35,134	0	35,134
Operating lease obligations	551	0	551	0	551
Finance lease obligations	3,536	0	3,536	0	3,536
Subordinated debentures	12,887	0	12,782	0	12,782
Accrued interest payable	278	0	278	0	278

(1)	Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

December 31, 2022		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$71,140	$71,140	$0	$0	$71,140
Debt securities AFS	192,918	38,232	154,686	0	192,918
Restricted equity securities	1,412	0	1,412	0	1,412
Loans and loans held-for-sale, net of ACL
Commercial & industrial	111,792	0	0	109,534	109,534
Purchased	7,476	0	0	7,119	7,119
Commercial real estate	351,738	0	29	340,254	340,283
Municipal	34,566	0	0	34,558	34,558
Residential real estate - 1st lien	197,281	0	65	180,879	180,944
Residential real estate - Jr lien	33,510	0	0	33,218	33,218
Consumer	3,970	0	0	3,949	3,949
MSRs (1)	863	0	1,287	0	1,287
Accrued interest receivable	3,214	0	3,214	0	3,214

Financial liabilities:
Deposits
Other deposits	922,723	0	918,882	0	918,882
Brokered deposits	249	0	225	0	225
Long-term borrowings	1,300	0	1,025	0	1,025
Repurchase agreements	33,078	0	33,078	0	33,078
Operating lease obligations	658	0	658	0	658
Finance lease obligations	3,645	0	3,645	0	3,645
Subordinated debentures	12,887	0	12,740	0	12,740
Accrued interest payable	74	0	74	0	74

(1)	Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

Note 8.  Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022

Balance at beginning of year	$862,593	$897,720
MSRs capitalized	28,610	120,629
MSRs amortized	(69,834)	(155,756)
Balance at end of period	$821,369	$862,593

Note 9.  Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10.  Subsequent Events

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On June 14, 2023, the Company’s Board declared a cash dividend of $0.23 per common share, payable August 1, 2023, to shareholders of record as of July 15, 2023.  This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Period Ended June 30, 2023

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly-owned subsidiary, Community National Bank, as of June 30, 2023 and December 31, 2022, and its consolidated results of operations for the three- and six-month interim periods and one year period presented.  The Company is considered a “smaller reporting company” and a “non-accelerated filer” under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two-year, rather than a three-year, period and provide certain other smaller reporting company scaled disclosures where management deems it appropriate.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2022 Annual Report on Form 10-K filed with the SEC.  Please refer to Note 1 in the accompanying consolidated financial statements for a listing of acronyms and defined terms used throughout the following discussion.

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

OVERVIEW

The Company’s consolidated assets at June 30, 2023, were $1.03 billion compared to $1.06 billion at December 31, 2022, a decrease of 2.3%.  Significant changes in the asset base were due to a decrease of $51.8 million, or 72.8%, in cash and cash equivalents, which was partially offset by an increase in loans of $32.4 million, or 4.3%.  This change in the asset base reflects the Company’s efforts to deploy cash into higher earning assets.  The increase in the loan portfolio was primarily attributable to an increase of $13.3 million in commercial & industrial loans, $27.9 million in CRE loans and $1.4 million in residential first lien loans, which was partially offset by a decrease of $6.9 million in municipal loans and $1.7 million in residential junior lien loans and $1.4 million in purchased loans.

Total deposits at June 30, 2023, were $851.2 million compared to $923.0 million at December 31, 2022, a decrease of $71.8 million, or 7.8%.  Year to date, demand and interest-bearing transaction accounts decreased in total by $41.3 million or 8.1%, followed by a decrease of $31.1 million, or 22.2% in money market funds and $5.0 million, or 2.9% in savings accounts.  This was offset minimally by an increase of $5.6 million, or 5.5% in time deposits.  An increase of $2.1 million, or 6.2%, in repurchase agreements is also noted since year end.  Although a decline in deposits in the first six months is a normal occurrence for the Company primarily due to normal seasonal outflows, the decline is augmented by the continued spend-down of Covid relief funds.  Pricing pressures, as depositors look for alternative products with higher interest rates in the current rate environment, resulted in deposit outflows as well. The decrease in deposit balances combined with the loan growth, has required the use of borrowed funds as a supplemental  funding source.

Total interest income increased $2.6 million, or 30.1%, for the second quarter of 2023, and $5.1 million, or 30.6%, for the first six months of 2023, compared to the same periods in 2022.  The increase in the loan portfolio, coupled with increases in the fed funds rate throughout 2022 and into 2023, helped to support the year over year increase in interest income.

Total interest expense increased $2.2 million, or 292.6% for the second quarter of 2023, and $3.7 million, or 259.7%, for the first six months of 2023, compared to the same periods in 2022.  The recent increases in the fed funds rate have put more pressure on competitive deposit pricing, resulting in an increase in the Company’s money market and time deposit rates. Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section for more information on the impact that the actions of the FRB’s FOMC in regulating interest rates, and changes in the yield curve, could have on net interest income.

The provision for credit losses for the three and six months ended June 30, 2023, was determined under ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, commonly referenced as the Current Expected Credit Losses, or CECL, which the Company adopted effective January 1, 2023.

The provision for credit losses for the second quarter of 2023 was $281,142 compared to $337,500 for the same quarter in 2022 and for the first six months of 2023 was $567,668 compared to $1.2 million for the same period in 2022, a decrease of $632,332, or 52.7%.  This decrease to the provision year over year was driven primarily by a write-down on a non-performing CRE loan totaling $667,474 during the first quarter of 2022, which necessitated a substantial provision for that quarter.  Please refer to Note 5 of the unaudited consolidated financial statements as well as the ACL and provisions discussion in the Credit Risk section of this MD&A.

Consolidated net income for the second quarter of 2023 increased $175,187 to $3.2 million compared to $3.0 million for the same quarter of 2022, and for the first six months of 2023 increased $1.1 million to $6.5 million compared to $5.4 million in the same period of 2022.  Year over year, a $5.1 million increase in interest income was partially offset by an increase of $3.7 million in interest expense and coupled with a decrease of $632,332 in the provision for credit losses between periods, resulted in an increase of $2.0 million in net interest income after provision for credit losses.  These changes, along with other significant changes in non-interest income and non-interest expense are discussed in the appropriate sections of this MD&A.

Equity capital increased to $80.5 million, with a book value per share of $14.44 as of June 30, 2023, compared to $75.2 million and a book value per share of $13.55 as of December 31, 2022.  Equity capital increased between periods despite a cumulative effect charge to retained earnings of $549,113 upon the transition to CECL effective on January 1, 2023. The increase in equity capital is partially related to the decrease in unrealized losses in the investment portfolio of $1.2 million, net of tax, reflected in the accumulated other comprehensive loss component of the shareholders’ equity portion of the balance sheet.  This position is considered by management as temporary and, unlike the charge to retained earnings in connection with the transition to CECL, does not impact the Company’s regulatory capital ratios.

The week of July 10, 2023 brought heavy rainfall to the state of Vermont which caused extensive flooding across much of the state leading to Governor Phil Scott declaring a state of emergency. Preliminary figures from self-reporting data released by Vermont Emergency Management suggest that the impact was considerable, and that the total damage will be at least comparable, if not greater, than what was suffered in 2011 during Tropical Storm Irene. The State Emergency Operations Center has received reports of damage to over 4,000 residential units and over 800 businesses. The portion of the Company’s service area most impacted was central Vermont, including one of the Bank’s branches which sustained extensive flooding. The branch has been closed for restoration and repairs, anticipating reopening within a few weeks. The impact to the Bank’s customers appears to be manageable with many having flood insurance coverage and or qualifying for the various assistance programs offered at the state and federal level.

On June 14, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.23 per common share, payable on August 1, 2023, to shareholders of record on July 15, 2023.

As of June 30, 2023, all the Company’s capital ratios, and those of our subsidiary Bank, were in excess of applicable regulatory requirements.  While we believe that we have sufficient capital to withstand an economic downturn from any headwinds related to inflation or recessionary periods, should one occur, our equity capital and regulatory capital ratios could be adversely impacted, including as a result of credit losses and other adverse impacts of deteriorating economic conditions, or government monetary policy.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared according to U.S. GAAP.  The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities in the consolidated financial statements and related notes.  The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Because of the significance of these estimates and assumptions, there is a high likelihood that materially different amounts would be reported for the Company under different conditions or using different assumptions or estimates.  Management evaluates on an ongoing basis its judgment as to which policies are considered to be critical and communicates all evaluations with the Company’s Audit Committee.

The Company’s critical accounting policies govern:

•	the ACL;
•	OREO;
•	credit losses on debt securities;
•	valuation of residential MSRs; and
•	the carrying value of goodwill.

These policies are described in the Company’s 2022 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements.  With the exception of the ACL policy, there were no material changes during the first six months of 2023 in the Company’s critical accounting policies.

ACL - Management believes that the calculation of the ACL is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the ACL, management has adopted a methodology consistent with ASU No. 2016-13 that requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses over the life of the loans at the measurement date. Further consideration is given to qualitative factors, including changes in current economic indicators and their probable impact on borrowers and collateral, trends in delinquent and non-performing loans, trends in criticized and classified assets, levels of exceptions, the impact of competition in the market, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments and the geographic distribution of CRE loans. Management’s estimates used in calculating the ACL may increase or decrease based on changes in these factors, which in turn will affect the amount of the Company’s provision for credit losses charged against current period income.  This evaluation is inherently subjective and actual results could differ significantly from these estimates under different assumptions, judgments or conditions.  The Company estimates expected credit losses on OBS credit exposures over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on OBS credit exposures is adjusted through credit loss expense.

A modified version of these requirements applies to debt securities classified as available for sale, which eliminates OTTI impairment analysis and requires that if a decline in the fair value of debt securities AFS is deemed by management to be the result of credit losses rather than other factors, the credit losses on those securities is recorded through an allowance for credit losses rather than a write-down of the security. The Company’s securities portfolio is evaluated for impairment on a quarterly basis.

RESULTS OF OPERATIONS

The Company’s net income for the second quarter of 2023 was $3.2 million or $0.58 per common share, compared to $3.0 million or $0.56 per common share for the same quarter of 2022.  Net income for the first six months of 2023 was $6.5 million or $1.19 per common share, compared to $5.4 million or $1.00 per common share for the same period of 2022.  Core earnings (NII) were $8.3 million for the second quarter of 2023 compared to $7.8 million for the same quarter of 2022, and $16.8 million for the first six months of 2023 compared to $15.4 million for the same period in 2022.  Interest and fees on loans, the major component of interest income, increased $2.4 million, or 31.3% for the second quarter of 2023 compared to the same quarter of 2022, and $4.3 million, or 28.3% for the first six months of 2023 compared to the same period in 2022.  Interest paid on deposits, which is the major component of total interest expense, increased $1.6 million, or 279.9% for the second quarter of 2023 compared to the same quarter of 2022, and increased $2.9 million, or 257.8%, year over year, driven primarily by the increases in the fed funds rate during 2022 and into the first six months of 2023.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following tables show these ratios annualized, as well as other equity ratios monitored by management, for the comparison periods presented.

Three Months Ended June 30,	2023	2022

Return on average assets	1.25%	1.20%
Return on average equity	16.05%	16.12%
Dividend payout ratio (1)	39.66%	41.07%
Average equity to average assets	7.78%	7.45%

Six Months Ended June 30,	2023	2022

Return on average assets	1.28%	1.09%
Return on average equity	16.79%	13.84%
Dividend payout ratio (1)	38.66%	46.00%
Average equity to average assets	7.63%	7.84%

(1)	Dividends declared per common share divided by earnings per common share.

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

The Company’s tax-exempt interest income of $300,389 and $256,652 for the three months ended June 30, 2023 and 2022, respectively, and $592,343 and $492,695 for the six months ended June 30, 2023 and 2022, respectively, was derived from loans to local municipalities of $27.7 million and $32.4 million, and tax-exempt municipal investments of $11.4 million and $7.2 million at June 30, 2023 and 2022, respectively.

The following tables show the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

Three Months Ended June 30,	2023	2022

Net interest income as presented	$8,268,863	$7,837,185
Effect of tax-exempt income	79,850	68,224
Net interest income, tax equivalent	$8,348,713	$7,905,409

Six Months Ended June 30,	2023	2022

Net interest income as presented	$16,792,229	$15,395,414
Effect of tax-exempt income	157,458	130,970
Net interest income, tax equivalent	$16,949,687	$15,526,384

The following tables present the daily average assets and the daily average liabilities, including the yields on interest-earning assets and interest-bearing liabilities for the respective comparison periods.  Interest income (excluding interest on non-accrual loans) is expressed on a tax equivalent basis, both in dollars and as a yield/rate for the comparison periods presented.  Net interest income, net interest spread and net interest margin are also expressed on a tax equivalent basis.

	Three Months Ended June 30,
	2023			2022
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average Assets
Loans, net (1)	$761,639,880	$10,070,719	5.30%	$695,516,495	$7,689,953	4.43%
Taxable investment securities	178,445,569	929,963	2.09%	181,906,304	736,407	1.62%
Tax-exempt investment securities	11,559,086	114,758	3.98%	5,442,227	42,767	3.15%
Sweep and interest-earning accounts	12,627,674	144,877	4.60%	68,587,282	169,965	0.99%
Other investments (2)	1,880,974	33,999	7.25%	1,777,950	16,632	3.75%
Total interest-earning assets	$966,153,183	$11,294,316	4.69%	$953,230,258	$8,655,724	3.64%
Cash and due from banks	11,054,246			10,783,678
Premises and equipment	12,750,400			13,372,966
BOLI	5,179,747			5,100,214
Goodwill	11,574,269			11,574,269
Other assets	20,193,636			15,107,662
Total assets	$1,026,905,481			$1,009,169,047

Average Liabilities and Shareholders' Equity
Interest-bearing transaction accounts	$271,067,384	$1,172,966	1.74%	$259,645,648	$211,278	0.33%
Money market funds	120,237,077	490,517	1.64%	127,849,142	121,221	0.38%
Savings deposits	168,652,681	33,032	0.08%	181,057,302	26,003	0.06%
Time deposits	106,617,890	527,868	1.99%	106,162,111	226,956	0.86%
Borrowed funds	20,497,549	232,016	4.54%	1,301,132	5	0.00%
Repurchase agreements	36,663,793	214,654	2.35%	29,958,442	22,129	0.30%
Finance lease obligations	3,554,222	20,426	2.30%	3,769,886	21,660	2.30%
Junior subordinated debentures	12,887,000	254,124	7.91%	12,887,000	121,063	3.77%
Total interest-bearing liabilities	$740,177,596	$2,945,603	1.60%	$722,630,663	$750,315	0.42%
Noninterest bearing deposits	199,692,664			207,476,087
Other liabilities	7,133,908			3,894,500
Total liabilities	947,004,168			934,001,250
Shareholders' equity	79,901,313			75,167,797
Total liabilities and shareholders' equity	$1,026,905,481			$1,009,169,047

Net interest income		$8,348,713			$7,905,409
Net interest spread (3)			3.09%			3.22%
Net interest margin (4)			3.47%			3.33%

1.

Included in net loans are non-accrual loans with average balances of $8,586,182 and $5,014,853 for the three months ended June 30, 2023 and 2022, respectively. Loans are stated net of unearned discount and ACL, plus loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $35,117,182 and $47,565,225 for the three months ended June 30, 2023 and 2022, respectively.

2.

Included in other investments is the Company’s FHLBB Stock with average balances of $815,824 and $712,800 for the three months ended June 30, 2023 and 2022, respectively, with a dividend rate of approximately 3.72% and 2.09%, respectively, per quarter.

3.	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

4.	Net interest margin is net interest income divided by average earning assets.

	Six Months Ended June 30,
	2023			2022
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average Assets
Loans, net (1)	$754,033,422	$19,500,253	5.22%	$690,602,453	$15,236,988	4.45%
Taxable investment securities	180,094,857	1,873,441	2.10%	183,839,728	1,392,684	1.53%
Tax-exempt investment securities	11,509,253	229,515	4.02%	3,846,121	56,627	2.97%
Sweep and interest-earning accounts	21,499,499	474,288	4.45%	69,406,084	250,625	0.73%
Other investments (2)	1,830,010	64,653	7.12%	1,778,671	33,092	3.75%
Total interest-earning assets	968,967,041	$22,142,150	4.61%	949,473,057	$16,970,016	3.60%
Cash and due from banks	10,547,324			14,427,409
Premises and equipment	12,870,825			13,517,613
BOLI	5,169,993			5,090,222
Goodwill	11,574,269			11,574,269
Other assets	19,440,462			13,504,921
Total assets	$1,028,569,914			$1,007,587,491

Average Liabilities and Shareholders' Equity
Interest-bearing transaction accounts	$275,463,700	$2,137,833	1.57%	$259,195,319	$371,356	0.29%
Money market funds	127,884,423	1,004,192	1.58%	129,288,338	248,902	0.39%
Savings deposits	169,907,932	64,028	0.08%	177,129,696	49,443	0.06%
Time deposits	104,476,174	863,077	1.67%	106,397,607	467,717	0.89%
Borrowed funds	11,106,519	235,796	4.28%	1,301,138	6	0.00%
Repurchase agreements	36,401,533	346,782	1.92%	29,405,997	43,169	0.30%
Finance lease obligations	3,581,422	41,166	2.30%	3,796,341	43,624	2.30%
Junior subordinated debentures	12,887,000	499,589	7.82%	12,887,000	219,415	3.43%
Total interest-bearing liabilities	741,708,703	$5,192,463	1.41%	719,401,436	$1,443,632	0.40%
Noninterest bearing deposits	201,484,980			205,503,506
Other liabilities	6,892,039			3,638,994
Total liabilities	950,085,722			928,543,936
Shareholders' equity	78,484,192			79,043,555
Total liabilities and shareholders' equity	$1,028,569,914			$1,007,587,491

Net interest income		$16,949,687			$15,526,384
Net interest spread (3)			3.20%			3.20%
Net interest margin (4)			3.53%			3.30%

1.

Included in net loans are non-accrual loans with average balances of $8,137,701 and $5,375,840 for the six months ended June 30, 2023 and 2022, respectively. Loans are stated net of unearned discount and ACL, and include loans held-for-sale and tax-exempt loans to local municipalities with average balances of $35,147,221 and $48,289,600 for the six months ended June 30, 2023 and 2022, respectively.

2.

Included in other investments is the Company’s FHLBB Stock with average balances of $764,860 and $713,521, respectively, with a dividend rate of approximately 6.67% and 2.4%, respectively, for the six months ended June 30, 2023 and 2022, respectively.

3.	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

4.	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three- and six-month periods ended June 30, 2023, increased 1.4% and 2.1%, respectively, compared to the same periods last year, and the average yield on interest-earning assets increased 105 bps and 101 bps, respectively.

The average volume of loans increased over the three- and six-month comparison periods of 2023 versus 2022 by 9.5% and 9.2%, respectively, and the average yield on loans increased 87 bps and 77 bps, respectively.  Loans accounted for 78.8% and 77.8%, respectively, of the average interest-earning asset portfolio for the three- and six- month periods ended June 30, 2023, compared to 73.0% and 72.7%, respectively, for the same periods last year.  Interest earned on the loan portfolio as a percentage of total interest income was 89.2% and 88.1%, respectively, for the three- and six-month periods in 2023 compared to 88.8% and 89.8%, respectively, for the same periods in 2022.

The average volume of the taxable investment portfolio (classified as AFS) decreased 1.9% and 2.0% during the three- and six-month periods ended June 30, 2023, compared to the same periods last year, while the average yield increased 47 bps and 57 bps, respectively, between periods.  There were no investment purchases during the first six months of 2023 accounting for the decrease in investments year over year.

The average volume of the tax-exempt investment portfolio (classified as AFS) for the three- and six-month periods ended June 30, 2023, increased $6.1 million and $7.7 million, respectively, and the tax equivalent yield increased 83 bps and 105 bps, respectively.  The Company began investing in these tax-exempt bonds during December 2021, and purchased several bonds during 2022, accounting for the increase in this portfolio.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest-bearing account at the FRBB, decreased 81.6% for the three-months ended June 30, 2023, compared to the same period in 2022, and 69.0% for the six-months ended June 30, 2023, compared to the same period in 2022.  The decrease in average volume year over year is attributable to the funding of investment and loan growth, and also to a decrease in customer deposit accounts.  The average yield on these funds increased 361 bps and 372 bps for the three- and six-month periods ended June 30, 2023, versus the same periods in 2022, directly related to the increases in the fed funds rate throughout 2022 and into 2023.

The average volume of interest-bearing liabilities for the three- and six-month periods ended June 30, 2023, increased 2.4% and 3.1%, respectively, compared to the same periods in 2022, and the average rate paid on interest-bearing liabilities increased 118 bps and 101 bps, respectively.

The average volume of interest-bearing transaction accounts increased 4.4% and 6.3%, respectively for the three- and six-month periods ended June 30, 2023, compared to the same periods of 2022, reflecting deposit growth during the third and fourth quarters of 2022. The average rate paid on these accounts increased 141 bps and 128 bps, respectively, between comparison periods. Interest paid on these funds as a percentage of total interest expense accounts for 39.8% and 41.2% for the three- and six-month periods of 2023, respectively.

The average volume of money market accounts decreased 6.0% and 1.1%, respectively, for the three- and six-month periods ended June 30, 2023, compared to the same periods of 2022, while the average rate paid on these deposits increased 126 bps and 119 bps, respectively.

The average volume of savings accounts decreased 6.9% and 4.1%, respectively, for the three- and six-month periods ended June 30, 2023, compared to the same periods in 2022, while the average rate paid on these accounts increased two bps in both comparison periods.

The average volume of time deposits increased 0.4% and decreased 1.8%, respectively, for the three- and six-month periods ended June 30, 2023, compared to the same periods in 2022, and the average rate paid increased 113 bps and 78 bps, respectively.

As a result of the decrease in deposits, the Company has had to rely on borrowed funds during the first six months of 2023, particularly during the second quarter of 2023, accounting for the increase of $19.2 million for the three months ended June 30, 2023, and $9.8 million for the six months ended June 30, 2023, compared to the respective periods in 2022.  The average rate paid increased accordingly for the three- and six-month periods ended June 30, 2023, by 454 bps and 428 bps.

The average volume of repurchase agreements increased 22.4% and 23.8%, respectively, for the three- and six-month periods ended June 30, 2023, compared to the same periods in 2022 and the average rate paid increased 205 bps and 162 bps, respectively, between comparison periods.

In summary, between the three- and six-month periods ended June 30, 2023 and 2022, the average yield on interest-earning assets increased 105 bps and 101 bps, respectively, and the average rate paid on interest-bearing liabilities increased 118 and 101 bps, respectively.  Net interest spread decreased 13 bps for the three-month period ended June 30, 2023, versus 2022, with no change noted for the six-month period of 2023 versus 2022, while net interest margins increased 14 bps and 23 bps, respectively, between periods.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the interim periods presented for 2023 and 2022 resulting from volume changes in daily average assets and daily average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended June 30,			Six Months Ended June 30,
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance

Average Interest-Earning Assets

Loans, net	$1,650,456	$730,310	$2,380,766	$2,863,526	$1,399,739	$4,263,265
Taxable investment securities	211,589	(18,033)	193,556	519,755	(38,998)	480,757
Tax-exempt investment securities	23,953	48,038	71,991	60,026	112,862	172,888
Sweep and interest-earning accounts	616,684	(641,772)	(25,088)	1,280,824	(1,057,161)	223,663
Other investments	16,404	963	17,367	30,606	955	31,561
Total	$2,519,086	$119,506	$2,638,592	$4,754,737	$417,397	$5,172,134

Average Interest-Bearing Liabilities

Interest-bearing transaction accounts	$952,291	$9,397	$961,688	$1,743,082	$23,395	$1,766,477
Money market funds	400,420	(31,124)	369,296	766,290	(11,000)	755,290
Savings deposits	9,503	(2,474)	7,029	17,450	(2,865)	14,585
Time deposits	299,935	977	300,912	411,272	(15,912)	395,360
Borrowed funds	232,011	0	232,011	235,790	0	235,790
Repurchase agreements	187,510	5,015	192,525	293,206	10,407	303,613
Finance lease obligations	3	(1,237)	(1,234)	(7)	(2,451)	(2,458)
Junior subordinated debentures	133,061	0	133,061	280,174	0	280,174
Total	$2,214,734	$(19,446)	$2,195,288	$3,747,257	$1,574	$3,748,831

Changes in net interest income	$304,352	$138,952	$443,304	$1,007,480	$415,823	$1,423,303

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	Income	Percent	2023	2022	Income	Percent

Service fees	$939,451	$936,382	$3,069	0.33%	$1,819,739	$1,799,269	$20,470	1.14%
Income from sold loans	106,660	195,542	(88,882)	-45.45%	214,195	399,384	(185,189)	-46.37%
Other income from loans	341,876	322,913	18,963	5.87%	770,448	594,174	176,274	29.67%
Other income
Income from CFS Partners	303,152	72,961	230,191	315.50%	555,203	298,831	256,372	85.79%
VISA card commission	47,752	23,576	24,176	102.54%	67,665	47,152	20,513	43.50%
Other miscellaneous income	99,540	82,922	16,618	20.04%	169,959	181,916	(11,957)	-6.57%
Total non-interest income	$1,838,431	$1,634,296	$204,135	12.49%	$3,597,209	$3,320,726	$276,483	8.33%

Total non-interest income increased $204,135, or 12.5%, for the three months ended June 30, 2023, and $276,483, or 8.3% for the six months ended June 30, 2023, compared to the same periods in 2022, with significant changes noted in the following:

•	The decrease in income from sold loans is due primarily to a lower volume of loans sold into the secondary market during both comparison periods of 2023 versus 2022, as the rising interest rate environment has adversely affected residential mortgage lending activity.

•	An increase in CRE loan volume in 2023 resulted in a significant increase in documentation fees collected at origination as well as commercial rate lock fees collected, accounting for the increase in other income from loans for both comparison periods of 2023 versus 2022.

•	Income from CFS Partners increased between periods due primarily to the late rebound of market prices during the latter part of the first quarter of 2023. CFS Partners has a small portion of its equity capital invested in the stock market, and as a result is sensitive to general stock market conditions.

•	The increase in VISA card commission is attributable to additional income from a renegotiated contract in June of 2023.

•	Included in other miscellaneous income for 2022 is a one-time credit totaling $23,400 associated with a renegotiated contract with the Company’s check printing vendor, accounting for the decrease for the six months ended June 30, 2023, versus 2022.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	Expense	Percent	2023	2022	Expense	Percent

Salaries and wages	$2,264,760	$2,034,000	$230,760	11.35%	$4,553,520	$4,074,000	$479,520	11.77%
Employee benefits	811,870	704,623	107,247	15.22%	1,566,140	1,476,675	89,465	6.06%
Occupancy expenses, net	700,228	673,177	27,051	4.02%	1,471,214	1,426,541	44,673	3.13%
Other expenses
Service contracts - administrative	152,989	147,668	5,321	3.60%	308,489	286,173	22,316	7.80%
Travel, entertainment and meals expense	51,271	27,328	23,943	87.61%	70,169	43,950	26,219	59.66%
Audit fees	118,672	115,028	3,644	3.17%	245,609	215,756	29,853	13.84%
FDIC insurance	124,700	96,426	28,274	29.32%	256,343	186,410	69,933	37.52%
Collection & non-accruing loan expense	10,500	11,000	(500)	-4.55%	36,000	47,000	(11,000)	-23.40%
ATM fees	150,644	153,301	(2,657)	-1.73%	311,470	294,191	17,279	5.87%
State deposit tax	256,956	246,098	10,858	4.41%	513,828	486,576	27,252	5.60%
Other miscellaneous expenses	1,221,333	1,225,815	(4,482)	-0.37%	2,410,844	2,350,780	60,064	2.56%
Total non-interest expense	$5,863,923	$5,434,464	$429,459	7.90%	$11,743,626	$10,888,052	$855,574	7.86%

Total non-interest expense increased $429,459, or 7.9% for the three months ended June 30, 2023, and $855,574, or 7.9%, for the six months ended June 30, 2023, compared to the same periods in 2022, with significant changes noted in the following:

•	In addition to normal salary increases, the increase in salaries and wages year over year is attributable to new hires in the area of commercial lending and operations during the last quarter of 2022. Also contributing to the increase was a one-time salary adjustment in November of 2022 of $2,000 to all employees below vice president status that impacted the year over year comparison by $57,500.

•	The increase in employee benefits is attributable to an increase in health insurance claims year over year under the Company’s self-insured health insurance plan.

•	The increase in service contracts - administrative is due to a combination of an increase in transaction-based pricing for certain contracts and contractual inflationary adjustment factors that are higher than historical increase adjustments.

•	The increase in travel, entertainment and meals expenses is attributable to an increase in travel expenses as more seminars and training sessions return to in-person attendance.

•	The increase in audit fees reflects increased audit services due to additional audit requirements required by FDICIA due to the Company surpassing $1.0 billion asset size.

•	The Company increased the 2023 monthly accrual for FDIC insurance in anticipation of an increase in the assessment multiplier, as announced by the FDIC in late 2022.

•	Collection & non-accruing loan expenses were lower year over year due to a decrease in expenses associated with properties in the Company’s non-accruing loan portfolio.

•	ATM fees are transaction-based and reflect increased customer activity year over year, as well as annual contractual price adjustments.

•	State deposit tax increased year over year due primarily to the increase in deposits. The calculation is based on an average of month-end deposit totals over a 12-month period.

APPLICABLE INCOME TAXES

The provision for income taxes increased $87,525, or 12.9% for the second quarter of 2023 compared to the same quarter of 2022, and $341,649, or 28.4%, for the first six months of 2023 compared to the same period in 2022.  Tax credits related to limited partnership investments amounted to $80,529 and $96,237, respectively, for the second quarter of 2023 compared to the same quarter of 2022, and $161,058 and $192,474 for the first six months of 2023 and 2022.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $67,128 and $67,092, respectively, for the second quarter of 2023 compared to the same quarter of 2022, and $134,256 and $134,184 for the first six months of 2023 and 2022, respectively.  These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 7% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as of the balance sheet dates:

	June 30, 2023		December 31, 2022
Assets
Loans	$780,985,276	75.69%	$748,548,608	70.88%
AFS securities	186,536,541	18.08%	192,918,109	18.27%

Liabilities
Demand deposits	201,716,781	19.55%	216,093,534	20.46%
Interest-bearing transaction accounts	267,151,188	25.89%	294,050,079	27.84%
Money market funds	109,035,047	10.57%	140,117,086	13.27%
Savings deposits	166,057,812	16.09%	171,072,921	16.20%
Time deposits	107,220,888	10.39%	101,638,659	9.62%
Borrowed funds	13,400,000	1.30%	0	0.00%
Long-term advances	27,800,000	2.69%	1,300,000	0.12%

The following table reflects the changes in the composition of the Company's major categories of assets and liabilities between the balance sheet dates, as disclosed in the table above:

	Volume Change	Percentage
Assets
Loans	$32,436,668	4.33%
AFS securities	(6,381,568)	-3.31%

Liabilities
Demand deposits	(14,376,753)	-6.65%
Interest-bearing transaction accounts	(26,898,891)	-9.15%
Money market funds	(31,082,039)	-22.18%
Savings deposits	(5,015,109)	-2.93%
Time deposits	5,582,229	5.49%
Borrowed funds	13,400,000	100.00%
Long-term advances	26,500,000	2038.46%

The increase in the loan portfolio during the first six months of 2023 was attributable to increases of $27.9 million in CRE loans, $13.3 million in commercial & industrial and $1.4 million in residential 1st lien loans, which was partially offset by decreases of $6.9 million in municipal loans, $1.4 million in purchased loans, and $1.7 million in residential junior lien loans.  The Company has experienced strong loan activity among its commercial customers, but only minimal consumer loan activity.

There were no securities AFS purchased during the first six months of 2023. The change in the securities AFS portfolio is attributable to maturities amounting to $1.2 million and principal payments on various securities totaling $6.6 million, which was partially offset by a decrease of $1.5 million in unrealized losses arising during the first six months of 2023, which is reflected in OCI.  In management’s view, the size of the securities AFS portfolio is appropriate and proportional to the overall asset base, as this portfolio serves an important role in the Company’s liquidity position.

The decrease in the demand deposit accounts was entirely made up of business DDAs. The decrease in interest-bearing transaction accounts consists of a decrease of $10.9 million, or 8.86%, in consumer interest-bearing transaction accounts, a decrease of $17.0 million, or 42.1%, in municipal deposit accounts and a decrease of $8.6 million, or 10.1% in ICS deposit accounts.  These decreases were partially offset by a combined increase of $9.6 million, or 21.6%, in health savings accounts and the deposit account of the Company’s trust and asset management affiliate, CFSG.  The decrease in money market funds was driven by decreases of $16.8 million, or 56.9%, in ICS accounts, $8.3 million, or 8.2%, in retail money market funds, and $6.0 million, or 68.1%, in municipal deposits.  The increase in time deposits is attributable to customer response to periodic certificate of deposit specials that have been offered.  As a result of the year to date decrease in aggregate deposits, the Company had to rely on borrowed funds and long-term advances as a supplemental funding source, accounting for the significant increase in these funds.

CERTAIN TIME DEPOSITS

Increments of maturity of time CDs of $250,000 or more outstanding at June 30, 2023, are summarized as follows:

3 months or less	$1,875,195
Over 3 through 6 months	2,407,340
Over 6 through 12 months	11,679,773
Over 12 months	2,129,349
Total	$18,091,657

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, thereby impacting NII, the primary component of the Company’s earnings.  Fluctuations in interest rates can also have an impact on liquidity.  The ALCO uses an outside consultant to perform rate shock simulations to the Company's net interest income, as well as a variety of other analyses.  It is ALCO’s function to provide the assumptions used in the modeling process.  Assumptions used in prior period simulation models are regularly tested by comparing projected NII with actual NII.  The ALCO utilizes the results of the simulation model to quantify the estimated exposure of NII and liquidity to sustained interest rate changes.  The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company’s balance sheet.  The model also simulates the balance sheet’s sensitivity to a prolonged flat rate environment. All rate scenarios are simulated assuming a parallel shift of the yield curve; however further simulations are performed utilizing non-parallel changes in the yield curve.  The results of this sensitivity analysis are compared to the ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 bp shift upward and a 100 bp shift downward in interest rates.

Under the Company’s interest rate sensitivity modeling, with the continued asset sensitive balance sheet, in a rising rate environment NII initially trends upward as the short-term asset base (cash and adjustable-rate loans) quickly cycle upward while the retail funding base (deposits) lags the market.  If rates paid on deposits must be increased more and/or more quickly than projected due to competitive pressures, the expected benefit to rising rates would be reduced.  In a falling rate environment, NII is expected to trend slightly downward compared with the current rate environment scenario for the first year of the simulation as asset yield erosion is not fully offset by decreasing funding costs.  Thereafter, net interest income is projected to experience sustained downward pressure as funding costs reach their assumed floors and asset yields continue to reprice into the lower rate environment.  The current rising rate environment has had a positive impact on the Company’s NII, however market expectations for higher deposit rates and increased borrowing costs are applying increasing pressure to the spread between interest income and interest expense.

The following table summarizes the estimated impact on the Company's NII over a twelve-month period, assuming a gradual parallel shift of the yield curve beginning June 30, 2023:

Rate Change	Percent Change in NII

Down 100 bps	0.3%
Up 200 bps	-2.7%

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

As of June 30, 2023, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which previously bore a quarterly floating rate of interest equal to the 3-month London Interbank Offered Rate (LIBOR), plus 2.85%.  As previously announced, 3-month LIBOR for U.S. dollar denominated deposits was phased out as of June 30, 2023.  The Indenture governing the terms of the Company’s Debentures contains detailed fallback provisions in the event 3-month LIBOR is not available, empowering the Trustee to obtain substitute quotations from other leading banks.  However, under the federal Adjustable Interest Rate (LIBOR) Act enacted in March 2022 (the “LIBOR Act”), fallback provisions like those in the Company’s Indenture are deemed “ineffective” and were replaced as a matter of law, as of the first London banking day after June 30, 2023 (the “LIBOR Replacement Date”), without need to amend contract documents, with a benchmark interest rate identified in regulations promulgated by the Federal Reserve. As required under the LIBOR Act, the Federal Reserve-identified benchmark rates specified in the final regulations for various tenors of LIBOR are based on the Secured Overnight Financing Rate (SOFR) published by the Federal Reserve Bank of New York and each includes an appropriate “tenor spread adjustment” to reflect historical spreads between LIBOR and SOFR.  In accordance with the LIBOR Act and its implementing regulations, as of the LIBOR Replacement Date, the Company’s Junior Subordinated Debentures bear interest at a quarterly floating rate equal to 3-month CME SOFR, as adjusted by a spread adjustment of 0.26161 percent, plus 2.85%.

Aside from the Debentures, the Company does not have any other exposures to the phase out of LIBOR.  The Company has not generally utilized LIBOR as an interest rate benchmark for its variable rate commercial, residential or other loans and has not utilized derivatives or other financial instruments tied to LIBOR for hedging or investment purposes.  Accordingly, the Company’s exposure to the phase out of LIBOR is limited to the effect on the interest rate paid on its Debentures.

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

Residential mortgage loans represented 29.7% of the Company’s loan balances at June 30, 2023, compared to 31.1% at December 31, 2022.  The Company maintains a residential mortgage loan portfolio of traditional mortgage products and does not offer higher risk loan products, such as option adjustable-rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates.  Residential mortgages with loan-to-value ratios exceeding 80% are generally covered by PMI.  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  As of June 30, 2023, junior lien home equity products made up 13.8% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

Consistent with the strategic focus on commercial lending, the commercial & industrial and CRE loan portfolios have seen solid growth over recent years.  Commercial & industrial, purchased, CRE and municipal loans collectively comprised 69.8% of the Company’s loan portfolio at June 30, 2023, compared to 68.4% at December 31, 2022.  The largest components of the CRE portfolio were $105.2 million in owner-occupied CRE and $149.8 million in non-owner occupied CRE at June 30, 2023.

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD.  At June 30, 2023, the Company had $26.2 million in guaranteed loans with guaranteed balances of $17.0 million, compared to $27.0 million in guaranteed loans with guaranteed balances of $18.3 million at December 31, 2022.  PPP loans with outstanding balances of $106,910 at June 30, 2023, and $199,664 at December 31, 2022, are included in these totals, all of which carry a 100% guarantee through the SBA, subject to borrower eligibility requirements.

The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure.  Commercial & industrial and CRE loans are generally placed on non-accrual status when there is deterioration in the financial position of the borrower, payment in full of principal and interest is not expected, and/or principal or interest has been in default for 90 days or more.  However, such a loan need not be placed on non-accrual status if it is both well secured and in the process of collection.  Residential mortgages and home equity loans are considered for non-accrual status at 90 days past due and are evaluated on a case-by-case basis.  The Company obtains current property appraisals or market value analyses and considers the cost of carrying and selling collateral in order to assess the level of specific allocations required.  Consumer loans are generally not placed in non-accrual but are charged off by the time they reach 120 days past due.  When a loan is placed in non-accrual status, the Company reverses the accrued interest against current period income and discontinues the accrual of interest until the borrower clearly demonstrates the ability and intention to resume normal payments, typically demonstrated by regular timely payments for a period of not less than six months.  Interest payments received on non-accrual or impaired loans are generally applied as a reduction of the loan book balance.

Provision for Credit Losses

The provision for credit losses was made up of the following components for the periods indicated:

	Three Months Ended
	June 30,		Change
	2023	2022	$	%
Provision for loan losses	$378,000	$337,500	$40,500	12.00%
Provision for credit losses on OBS credit exposure	(96,858)	0	(96,858)	100.00%
Provision for credit losses	$281,142	$337,500	$(56,358)	-16.70%

	Six Months Ended
	June 30,		Change
	2023	2022	$	%
Provision for loan losses	$585,540	$1,200,000	$(614,460)	-51.21%
Provision for credit losses on OBS credit exposure	(17,872)	0	(17,872)	100.00%
Provision for credit losses	$567,668	$1,200,000	$(632,332)	-52.69%

ACL and provisions – As stated in Note 2 of the accompanying notes to the Company’s unaudited interim consolidated financial statements, effective January 1, 2023, the Company was required to recognize credit losses under the guidance of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, rather than under the incurred loss model.  The new guidance, which is referred to as the current expected credit loss, or CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses over the life of the loans. The adjustment from the adoption of CECL amounted to $549,113, net of tax and was recorded as an adjustment to retained earnings and affects calculation of regulatory capital ratios.  Changes in forecasts used in the model could produce different results, quarter to quarter.

The Company’s board of directors has approved an ACL policy that provides guidance in maintaining an adequate methodology for establishing, estimating and maintaining allowances for credit losses under ASC 326.  The policy creates a measurement model to establish a proper ACL based on current expected credit losses rather than incurred losses.

The Company maintains an ACL at a level that management believes is appropriate to absorb losses inherent in the loan portfolio as of the measurement date (See Note 5 to the accompanying unaudited interim consolidated financial statements).  Although the Company, in establishing the ACL, considers the inherent losses in individual loans and pools of loans, the ACL is a general reserve available to absorb all credit losses in the loan portfolio.  No part of the ACL is segregated to absorb losses from any loan or segment of loans.

When establishing the ACL each quarter, the Company applies a combination of significant key assumptions and methodologies, as discussed in the ACL section under Critical Accounting Policies in this MD&A and presented in Note 5 of the accompanying unaudited interim consolidated financial statements.

The following table summarizes the Company’s credit risk ratios for the balance sheet dates presented:

	June 30,	December 31,
	2023	2022

ACL to total loans outstanding	1.19%	1.16%
ACL	$9,255,501	$8,709,225
Loans outstanding	$780,985,276	$748,548,608

Non-accruing loans to loans outstanding	0.99%	1.05%
Non-accruing loans	$7,745,062	$7,890,020
Loans outstanding	$780,985,276	$748,548,608

ACL to non-accruing loans	119.50%	110.38%
ACL	$9,255,501	$8,709,225
Non-accruing loans	$7,745,062	$7,890,020

The provision for credit losses for the three months ended June 30, 2023, was $281,142 compared to $337,500 for the same period in 2023, and $567,668 for first six months ended June 30, 2023, compared to $1.2 million for the same period in 2022. The $632,332 year over year decrease was driven in part by a write-down totaling $667,474, on a single non-performing loan, in March of 2022.

The second quarter ACL analysis indicates that the reserve balance of $9.3 million at June 30, 2023, is sufficient to cover expected credit losses that are probable and estimable as of the measurement date. Included in the ACL calculation for June 30, 2023, is a decrease to the qualitative factor adjustment for delinquencies and nonperforming loans. Management feels that the economic forecasts adequately quantify the risk in this area. Management believes the reserve balance continues to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite.  While the ACL is described as consisting of separate allocated portions, the entire ACL is available to support loan losses, regardless of category.  The adequacy of the ACL is presented to the full Board for approval quarterly.

Net charge-offs during the periods presented to average loans outstanding were as follows:

For the Six Months Ended June 30,	2023	2022

Commercial & industrial	-0.30%	-0.02%
Net charge-offs during the period	$(359,227)	$(18,124)
Average amount outstanding	$120,387,470	$113,095,165

Purchased	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$6,722,228	$9,052,590

Commercial real estate	0.01%	-0.22%
Net recoveries (charge-offs) during the period	$22,058	$(667,474)
Average amount outstanding	$365,744,547	$308,380,329

Municipal	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$35,147,221	$48,289,600

Residential real estate - 1st lien	0.04%	0.01%
Net recoveries during the period	$72,588	$12,563
Average amount outstanding	$198,568,849	$182,598,259

Residential real estate - Jr lien	0.08%	0.01%
Net recoveries during the period	$26,777	$2,430
Average amount outstanding	$32,398,451	$33,169,602

Consumer	-1.20%	-0.20%
Net charge-offs during the period	$(44,836)	$(6,878)
Average amount outstanding	$3,734,220	$3,471,138

Total loans	-0.04%	-0.10%
Net charge-offs during the period	$(282,640)	$(677,483)
Average amount outstanding	$762,702,986	$698,056,683

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first six months of 2023, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

With the adoption of ASU 2016-13 (CECL), the Company is required to establish an allowance for expected credit losses on OBS credit exposures.  Expected credit losses are estimated by management over the contractual period during which the Company is exposed to credit risk under a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the estimated lives of such commitments. Upon adoption of ASU 2016-13, the Company recorded an adjustment to retained earnings of $451,704 to reflect an allowance for credit losses for unfunded commitments. The allowance for credit losses for OBS credit exposures is presented in the "Accrued interest and other liabilities" line of the consolidated balance sheets. There was a decrease of $17,872 to the allowance for credit losses for OBS credit exposures during the six months ended June 30, 2023.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits acquired through the CDARS program provide an alternative funding source when needed.  At June 30, 2023, and December 31, 2022, the Company had no one-way CDARS outstanding.  In addition, two-way (reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, enhance the Company’s ability to retain larger deposit balances by allowing the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits through the exchange of deposits with other participating FDIC-insured financial institutions.  At June 30, 2023 and December 31, 2022, the Company reported $2.5 million and $2.8 million, respectively, in reciprocal CDARS deposits.  The balance in ICS reciprocal money market deposits was $12.7 million at June 30, 2023, compared to $29.5 million at December 31, 2022, and the balance in ICS reciprocal demand deposits as of those dates was $76.7 million and $85.3 million, respectively.

On June 30, 2023 and December 31, 2022, borrowing capacity of $108.1 million and $112.3 million, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits of $24.6 million and $52.4 million, respectively.

The following table reflects the Company’s outstanding advances with FHLBB as of the dates indicated:

	June 30,	December 31,
	2023	2022
FHLBB Advances (1)
FHLBB term advance, 0.00%, due September 22, 2023	$200,000	$200,000
FHLBB term advance, 0.00%, due November 12, 2025	300,000	300,000
FHLBB term advance, 0.00%, due November 13, 2028	800,000	800,000
Total FRBB Advances	1,300,000	1,300,000

Overnight borrowings at 5.27%	13,400,000	0
	$14,700,000	$1,300,000

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

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $53.7 million and $56.1 million, respectively, at June 30, 2023 and December 31, 2022.  Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 500 bps.  The Company had no outstanding advances through this facility at June 30, 2023 or December 31, 2022.

As of June 30, 2023, the Company had additional potential borrowing capacity, subject to pledging of required collateral consisting of eligible U.S. Agency and U.S. Government Securities, under the FRB’s BTFP which was established in March 2023 to provide banks with an additional source of liquidity.

The Company’s advances under the BTFP were as follows:

June 30,
2023
FRBB Advances
FRB BTFP term advance, 4.92%, due April 26, 2024	$10,000,000
FRB BTFP term advance, 4.71%, due May 13, 2024	10,000,000
FRB BTFP term advance, 4.91%, due May 17, 2024	6,500,000
Total BTFP Advances	$26,500,000

As of June 30, 2023, the Company had an unsecured line of credit with one correspondent bank of $12.5 million, compared to unsecured lines of credit with two correspondent banks with aggregate available borrowing capacity totaling $20.5 million as of December 31, 2022.  The Company had no outstanding advances against these credit lines as of the balance sheet dates presented.

Management believes that the combination of high levels of potentially liquid assets, unencumbered securities, cash flows from operations, and additional borrowing capacity are sufficient to meet the Company’s liquidity and capital needs.

The following table illustrates the changes in shareholders' equity from December 31, 2022 to June 30, 2023:

Balance at December 31, 2022 (book value $13.55 per common share)	$75,176,363
Cumulative change in accounting principle (Note 2)	(549,113)
Net income	6,535,101
Issuance of common stock through the DRIP	702,124
Dividends declared on common stock	(2,505,630)
Dividends declared on preferred stock	(58,125)
Change in AOCI on AFS securities, net of tax	1,216,382
Balance at June 30, 2023 (book value $14.44 per common share)	$80,517,102

The primary objective of the Company’s capital planning process is to balance appropriately the retention of capital to support operations and future growth, with the goal of providing shareholders with an attractive return on their investment.  To that end, management monitors capital retention and dividend policies on an ongoing basis.

As described in more detail in Note 22 to the audited consolidated financial statements contained in the Company’s 2022 Annual Report on Form 10-K and under the caption “LIQUIDITY AND CAPITAL RESOURCES” in the MD&A section of that report, the Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies pursuant to which they must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items.  Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of June 30, 2023, the Bank was considered well capitalized under the standard regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy. While we believe that the Company has sufficient capital to withstand an extended economic downturn, our regulatory capital ratios could be adversely impacted by future credit losses and other operational impacts of deteriorating economic conditions and inflation.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as currently applicable regulatory capital requirements, as of the dates indicated.  The calculations as of June 30, 2023 reflect adoption of ASU 2016-13 (CECL), including the beginning period cumulative effect adjustment of $549,113, which reduced retained earnings.

					Minimum		Minimum
			Minimum		For Capital		To Be Well
			For Capital		Adequacy Purposes		Capitalized Under
			Adequacy		with Conservation		Prompt Corrective
	Actual		Purposes		Buffer (1)		Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2023
Common equity tier 1 capital
(to risk-weighted assets)
Company	$86,894	11.78%	$33,201	4.50%	$51,647	7.00%	N/A	N/A
Bank	$100,143	13.58%	$33,177	4.50%	$51,608	7.00%	$47,227	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$101,281	13.73%	$44,269	6.00%	$62,714	8.50%	N/A	N/A
Bank	$100,143	13.58%	$44,236	6.00%	$62,667	8.50%	$58,981	8.00%
Total capital (to risk-weighted assets)
Company	$110,511	14.98%	$59,025	8.00%	$77,470	10.50%	N/A	N/A
Bank	$109,366	14.83%	$58,891	8.00%	$77,412	10.50%	$73,726	10.00%
Tier 1 capital (to average assets)
Company	$101,281	9.79%	$41,370	4.00%	N/A	N/A	N/A	N/A
Bank	$100,143	9.69%	$41,351	4.00%	N/A	N/A	$51,689	5.00%

December 31, 2022:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$82,770	11.74%	$31,731	4.50%	$49,359	7.00%	N/A	N/A
Bank	$96,112	13.64%	$31,703	4.50%	$49,315	7.00%	$45,793	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$97,157	13.78%	$42,308	6.00%	$59,936	8.50%	N/A	N/A
Bank	$96,112	13.64%	$42,270	6.00%	$59,883	8.50%	$56,361	8.00%
Total capital (to risk-weighted assets)
Company	$105,971	15.03%	$56,410	8.00%	$74,038	10.50%	N/A	N/A
Bank	$104,918	14.89%	$56,361	8.00%	$73,973	10.50%	$70,451	10.00%
Tier 1 capital (to average assets)
Company	$97,157	9.24%	$42,047	4.00%	N/A	N/A	N/A	N/A
Bank	$96,112	9.15%	$42,025	4.00%	N/A	N/A	$52,531	5.00%

(1)	Conservation Buffer is calculated based on risk-weighted assets and does not apply to calculations of average assets.
(2)	Applicable to banks, but not bank holding companies.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  As of June 30, 2023, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended June 30, 2023, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18).  During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased (1)	Per Share

April 1 - April 30	0	$0.00
May 1 - May 31	7,600	18.25
June 1 - June 30	0	0.00
Total	7,600	$18.25

(1)

All 7,600 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of the Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the six-months ended June 30, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and six-month interim periods ended June 30, 2023 and 2022, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: August 11, 2023	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: August 11, 2023	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the six-months ended June 30, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and six-month interim periods ended June 30, 2023 and 2022, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

Exhibit 104	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

