Form 10-Q
period 2023-09-30
COMMUNITY BANCORP /VT
filed 2023-11-13
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

At November 06, 2023, there were 5,493,658 shares outstanding of the Corporation's common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	September 30,	December 31,
Consolidated Balance Sheets	2023	2022
	(Unaudited)

Assets
Cash and due from banks	$12,267,270	$12,302,771
Federal funds sold and overnight deposits	5,265,072	58,837,557
Total cash and cash equivalents	17,532,342	71,140,328
Securities available-for-sale	181,928,461	192,918,109
Restricted equity securities, at cost	1,423,550	1,411,750
Loans held-for-sale	56,700	0
Loans	838,572,268	748,548,608
Allowance for credit losses	(9,487,973)	(8,709,225)
Deferred net loan costs	550,230	493,275
Net loans	829,634,525	740,332,658
Bank premises and equipment, net	12,597,756	13,042,468
Accrued interest receivable	3,830,129	3,214,332
Bank owned life insurance	5,212,622	5,153,387
Goodwill	11,574,269	11,574,269
Other assets	19,499,790	17,244,846
Total assets	$1,083,290,144	$1,056,032,147

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$205,188,102	$216,093,534
Interest-bearing transaction accounts	284,744,064	294,050,079
Money market funds	137,192,956	140,117,086
Savings	159,409,376	171,072,921
Time deposits, $250,000 and over	21,306,259	15,632,058
Other time deposits	93,364,162	86,006,601
Total deposits	901,204,919	922,972,279
Borrowed funds	49,150,000	1,300,000
Repurchase agreements	31,580,426	33,077,829
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	9,661,103	10,618,676
Total liabilities	1,004,483,448	980,855,784

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 15 shares issued and outstanding
at 09/30/23 and 12/31/22 ($100,000 liquidation value, per share)	1,500,000	1,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,700,828
shares issued at 09/30/23 and 5,647,710 shares issued at 12/31/22	14,252,070	14,119,275
Additional paid-in capital	37,242,239	36,383,235
Retained earnings	51,959,399	46,464,447
Accumulated other comprehensive loss	(23,524,235)	(20,667,817)
Less: treasury stock, at cost; 210,101 shares at 09/30/23 and 12/31/22	(2,622,777)	(2,622,777)
Total shareholders' equity	78,806,696	75,176,363
Total liabilities and shareholders' equity	$1,083,290,144	$1,056,032,147

Book value per common share outstanding	$14.08	$13.55

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended September 30,
Consolidated Statements of Income	2023	2022
(Unaudited)

Interest income
Interest and fees on loans	$10,919,330	$8,182,209
Interest on taxable debt securities	941,956	799,856
Interest on tax-exempt debt securities	90,659	68,155
Dividends	39,904	23,029
Interest on federal funds sold and overnight deposits	94,515	358,907
Total interest income	12,086,364	9,432,156

Interest expense
Interest on deposits	2,501,243	837,983
Interest on borrowed funds	676,837	21,363
Interest on repurchase agreements	201,518	45,153
Interest on junior subordinated debentures	276,707	154,091
Total interest expense	3,656,305	1,058,590

Net interest income	8,430,059	8,373,566
Provision for credit losses	240,889	125,000
Net interest income after provision for credit losses	8,189,170	8,248,566

Non-interest income
Service fees	937,890	939,807
Income from sold loans	144,747	109,411
Other income from loans	310,645	301,710
Other income	318,309	180,675
Total non-interest income	1,711,591	1,531,603

Non-interest expense
Salaries and wages	2,164,760	1,984,000
Employee benefits	797,304	629,681
Occupancy expenses, net	662,277	677,805
Other expenses	2,190,203	2,049,423
Total non-interest expense	5,814,544	5,340,909

Income before income taxes	4,086,217	4,439,260
Income tax expense	723,708	828,754
Net income	$3,362,509	$3,610,506

Earnings per common share	$0.61	$0.66
Weighted average number of common shares
used in computing earnings per share	5,478,960	5,409,612
Dividends declared per common share	$0.23	$0.23

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Nine Months Ended September 30,
Consolidated Statements of Income	2023	2022
(Unaudited)

Interest income
Interest and fees on loans	$30,310,324	$23,300,119
Interest on taxable debt securities	2,815,397	2,192,540
Interest on tax-exempt debt securities	271,975	112,890
Dividends	104,556	56,121
Interest on federal funds sold and overnight deposits	568,803	609,532
Total interest income	34,071,055	26,271,202

Interest expense
Interest on deposits	6,570,373	1,975,401
Interest on borrowed funds	953,799	64,993
Interest on repurchase agreements	548,300	88,322
Interest on junior subordinated debentures	776,296	373,506
Total interest expense	8,848,768	2,502,222

Net interest income	25,222,287	23,768,980
Provision for credit losses	808,557	1,325,000
Net interest income after provision for credit losses	24,413,730	22,443,980

Non-interest income
Service fees	2,757,629	2,739,076
Income from sold loans	358,942	508,795
Other income from loans	1,081,093	895,884
Other income	1,111,136	708,574
Total non-interest income	5,308,800	4,852,329

Non-interest expense
Salaries and wages	6,718,280	6,058,000
Employee benefits	2,363,444	2,106,356
Occupancy expenses, net	2,133,492	2,104,346
Other expenses	6,342,955	5,960,259
Total non-interest expense	17,558,171	16,228,961

Income before income taxes	12,164,359	11,067,348
Income tax expense	2,266,751	2,030,148
Net income	$9,897,608	$9,037,200

Earnings per common share	$1.80	$1.67
Weighted average number of common shares
used in computing earnings per share	5,461,660	5,396,215
Dividends declared per common share	$0.69	$0.69

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)	Three Months Ended September 30,
	2023	2022

Net income	$3,362,509	$3,610,506

Other comprehensive loss, net of tax:
Unrealized holding loss on securities AFS arising during the period	(5,155,445)	(8,978,128)
Tax effect	1,082,645	1,885,407
Other comprehensive loss, net of tax	(4,072,800)	(7,092,721)
Total comprehensive loss	$(710,291)	$(3,482,215)

	Nine Months Ended September 30,
	2023	2022

Net income	$9,897,608	$9,037,200

Other comprehensive loss, net of tax:
Unrealized holding loss on securities AFS arising during the period	(3,615,720)	(27,078,956)
Tax effect	759,302	5,686,580
Other comprehensive loss, net of tax	(2,856,418)	(21,392,376)
Total comprehensive income (loss)	$7,041,190	$(12,355,176)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2023
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2023	$14,119,275	$1,500,000	$36,383,235	$46,464,447	$(20,667,817)	$(2,622,777)	$75,176,363
Cumulative change in accounting principle (Note 2)				(549,113)			(549,113)
Balance at January 1, 2023 (as adjusted for change				45,915,334			74,627,250
in accounting principle)
Issuance of common stock	43,693		276,184				319,877
Cash dividends declared
Common stock				(1,250,794)			(1,250,794)
Preferred stock				(28,125)			(28,125)
Comprehensive income
Net income				3,338,761			3,338,761
Other comprehensive income					2,672,818		2,672,818
March 31, 2023	$14,162,968	$1,500,000	$36,659,419	$47,975,176	$(17,994,999)	$(2,622,777)	$79,679,787

Issuance of common stock	45,720		336,527				382,247
Cash dividends declared
Common stock				(1,254,836)			(1,254,836)
Preferred stock				(30,000)			(30,000)
Comprehensive loss
Net income				3,196,340			3,196,340
Other comprehensive loss					(1,456,436)		(1,456,436)
June 30, 2023	$14,208,688	$1,500,000	$36,995,946	$49,886,680	$(19,451,435)	$(2,622,777)	$80,517,102

Issuance of common stock	43,382		246,293				289,675
Cash dividends declared
Common stock				(1,258,852)			(1,258,852)
Preferred stock				(30,938)			(30,938)
Comprehensive loss
Net income				3,362,509			3,362,509
Other comprehensive loss					(4,072,800)		(4,072,800)
September 30, 2023	$14,252,070	$1,500,000	$37,242,239	$51,959,399	$(23,524,235)	$(2,622,777)	$78,806,696

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
Comprehensive loss
Net income				3,610,506			3,610,506
Other comprehensive loss					(7,092,721)		(7,092,721)
September 30, 2022	$14,072,273	$1,500,000	$36,117,612	$43,032,064	$(22,559,347)	$(2,622,777)	$69,539,825

*Accumulated other comprehensive loss

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended September 30,
	2023	2022

Cash Flows from Operating Activities:
Net income	$9,897,608	$9,037,200
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, bank premises and equipment	809,560	853,685
Provision for credit losses	808,557	1,325,000
Deferred income tax	(269,192)	(38,020)
Gain on sale of loans	(114,912)	(218,501)
Loss on sale of bank premises and equipment	449	0
Income from CFS Partners	(705,342)	(386,217)
Amortization of bond premium, net	201,050	518,833
Proceeds from sales of loans held for sale	5,597,777	10,756,242
Originations of loans held for sale	(5,539,565)	(10,328,741)
(Decrease) increase in taxes payable	(271,441)	251,872
Increase in interest receivable	(615,797)	(309,185)
Decrease in mortgage servicing rights	48,123	17,084
Decrease in right-of-use assets	150,971	149,011
Decrease in operating lease liabilities	(161,271)	(153,871)
Increase in other assets	(71,207)	(209,618)
Increase in cash surrender value of BOLI	(59,235)	(60,433)
Amortization of limited partnerships	201,384	201,537
Change in net deferred loan fees and costs	(56,955)	(504,574)
Increase (decrease) in interest payable	720,343	(25,558)
Decrease in accrued expenses	(310,304)	(4,198)
Increase in other liabilities	369,059	12,439
Net cash provided by operating activities	10,629,660	10,883,987

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	11,164,002	14,994,113
Purchases	(3,991,124)	(47,476,763)
Proceeds from redemption of restricted equity securities	3,516,500	43,500
Purchases of restricted equity securities	(3,528,300)	0
Decrease in limited partnership contributions payable	(1,823,301)	0
Investments in limited liability entities	(282,000)	0
Increase in loans, net	(90,497,664)	(34,956,148)
Capital expenditures net of proceeds from sales of bank
premises and equipment	(516,267)	(398,378)
Recoveries of loans charged off	159,827	147,510
Net cash used in investing activities	(85,798,327)	(67,646,166)

9

	2023	2022

Cash Flows from Financing Activities:
Net (decrease) increase in demand and interest-bearing transaction accounts	(20,211,447)	5,391,362
Net (decrease) increase in money market and savings accounts	(14,587,675)	19,373,851
Net increase (decrease) in time deposits	13,031,762	(1,124,017)
Net decrease in repurchase agreements	(1,497,403)	(354,951)
Net increase in short-term borrowings	3,550,000	0
Proceeds from long-term borrowings	44,500,000	0
Repayments on long-term borrowings	(200,000)	0
Decrease in finance lease obligations	(164,420)	(159,333)
Dividends paid on preferred stock	(89,063)	(43,125)
Dividends paid on common stock	(2,771,073)	(2,778,271)
Net cash provided by financing activities	21,560,681	20,305,516

Net decrease in cash and cash equivalents	(53,607,986)	(36,456,663)
Cash and cash equivalents:
Beginning	71,140,328	110,358,926
Ending	$17,532,342	$73,902,263

Supplemental Schedule of Cash Paid During the Period:
Interest	$8,128,425	$2,527,780

Income taxes, net of refunds	$2,606,000	$1,614,759

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized loss on securities AFS	$(3,615,720)	$(27,078,956)

Common Shares Dividends Paid:
Dividends declared	$3,764,480	$3,720,116
Increase in dividends payable attributable to dividends declared	(1,608)	(43,871)
Dividends reinvested	(991,799)	(897,974)
Total dividends paid	$2,771,073	$2,778,271

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

In addition to the definitions provided elsewhere in this quarterly report, the definitions, acronyms and abbreviations identified below are used throughout this report, including in Part I. “Financial Information” and Part II. “Other Information” and are intended to aid the reader and provide a reference page when reviewing this report.

ABS:	Asset backed security	FDIC:	Federal Deposit Insurance Corporation
AFS:	Available-for-sale	FDICIA:	Federal Deposit Insurance Corporation
Agency MBS:	MBS issued by a US government agency		Improvement Act of 1991
	or GSE	FHLBB:	Federal Home Loan Bank of Boston
ACL:	Allowance for Credit Losses	FHLMC:	Federal Home Loan Mortgage Corporation
ALCO:	Asset Liability Committee	FOMC:	Federal Open Market Committee
ALL:	Allowance for Loan Losses	FRB:	Federal Reserve Board
AOCI:	Accumulated other comprehensive income	FRBB:	Federal Reserve Bank of Boston
ASC:	Accounting Standards Codification	GAAP:	Generally Accepted Accounting Principles
ASU:	Accounting Standards Update		in the United States
Bancorp:	Community Bancorp.	GSE:	Government sponsored enterprise
Bank:	Community National Bank	HTM:	Held-to-maturity
BHG:	Bankers Healthcare Group	ICS:	Insured Cash Sweeps of the IntraFi Network
BIC:	Borrower-in-Custody	IRS:	Internal Revenue Service
Board:	Board of Directors	JNE:	Jobs for New England
BOLI:	Bank owned life insurance	Jr:	Junior
bp or bps:	Basis point(s)	LIBOR	London Interbank Offered Rate
BTFP:	Bank Term Funding Program	MBS:	Mortgage-backed security
CDARS:	Certificate of Deposit Accounts Registry	MSRs:	Mortgage servicing rights
	Service of the IntraFi Network	NII:	Net interest income
CDs:	Certificates of deposit	OAS:	Other amortizing security
CDI:	Core deposit intangible	OBS:	Off-balance sheet
CECL:	Current Expected Credit Loss	OCI:	Other comprehensive income (loss)
CFSG:	Community Financial Services Group, LLC	OREO:	Other real estate owned
CFS Partners:	Community Financial Services Partners,	OTTI:	Other-than-temporary impairment
	LLC	PMI:	Private mortgage insurance
CMO:	Collateralized Mortgage Obligations	PPP:	Paycheck Protection Program
Company:	Community Bancorp. and Subsidiary	RD:	USDA Rural Development
CRE:	Commercial Real Estate	SBA:	U.S. Small Business Administration
DCF:	Discounted cash flow	SEC:	U.S. Securities and Exchange Commission
DDA or DDAs:	Demand Deposit Account(s)	SOFR:	Secured Overnight Financing Rate
DTC:	Depository Trust Company	TDR:	Troubled-debt restructuring
DRIP:	Dividend Reinvestment Plan	USDA:	U.S. Department of Agriculture
Exchange Act:	Securities Exchange Act of 1934	VA:	U.S. Veterans Administration
FASB:	Financial Accounting Standards Board

Note 2. Recent Accounting Developments

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the sunset date of December 31, 2022, to December 31, 2024. The guidance is effective for all entities as of March 12, 2020, through December 31, 2024. The Company is assessing ASU No. 2020-04 and its impact on the transition away from LIBOR for its Junior Subordinated Debentures due December 15, 2037, the Company’s only financial instruments that utilize LIBOR as a reference rate. That transition became effective for the Debentures as of the first London banking day after June 30, 2023 (see the Interest Rate Risk and Asset and Liability Management section of the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations following these Notes).

In March 2023, the FASB issued ASU No. 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, previously introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met; however, this guidance limited the proportional amortization method to investments in low-income-housing tax credit (LIHTC) structures. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of net income tax expense (benefit). Equity investments in other tax credit structures are typically accounted for using the equity method, which results in investment income, gains and losses, and tax credits being presented gross on the income statement in their respective line items. The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments in this update are effective for the Company for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. Early adoption is permitted in any interim period. If early adoption is elected, adoption must be as of the beginning of the fiscal year that includes the interim period of adoption. The amendments in this update must be applied on either a modified retrospective or a retrospective basis. The Company is analyzing the impact of early adoption of this ASU, and is currently evaluating the impact of this standard for its tax equity investments as well as the impact within the consolidated financial statements.

Accounting Standards Adopted in 2023

The Company adopted the following accounting standards effective January 1, 2023, and applied them to the Company’s interim unaudited consolidated financial statements beginning with the quarter ended March 31, 2023. Prior periods have not been restated as a result of adoption of these accounting standards.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended September 30,	2023	2022

Net income, as reported	$3,362,509	$3,610,506
Less: dividends to preferred shareholders	30,938	17,813
Net income available to common shareholders	$3,331,571	$3,592,693
Weighted average number of common shares
used in calculating earnings per share	5,478,960	5,409,612
Earnings per common share	$0.61	$0.66

Nine Months Ended September 30,	2023	2022

Net income, as reported	$9,897,608	$9,037,200
Less: dividends to preferred shareholders	89,063	43,125
Net income available to common shareholders	$9,808,545	$8,994,075
Weighted average number of common shares
used in calculating earnings per share	5,461,660	5,396,215
Earnings per common share	$1.80	$1.67

Note 4. Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2023
U.S. GSE debt securities	$12,000,000	$0	$1,601,656	$10,398,344
U.S. Government securities	41,247,775	0	2,705,620	38,542,155
Taxable Municipal securities	300,000	0	66,286	233,714
Tax-exempt Municipal securities	11,994,655	0	1,398,268	10,596,387
Agency MBS	130,156,068	0	23,333,064	106,823,004
ABS and OAS	2,533,447	0	234,381	2,299,066
CMO	11,740,029	0	374,375	11,365,654
Other investments	1,734,000	0	63,863	1,670,137
Total	$211,705,974	$0	$29,777,513	$181,928,461

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2022
U.S. GSE debt securities	$12,000,000	$0	$1,624,709	$10,375,291
U.S. Government securities	41,368,624	0	3,137,035	38,231,589
Taxable Municipal securities	300,000	0	65,142	234,858
Tax-exempt Municipal securities	12,042,410	40,513	759,356	11,323,567
Agency MBS	135,193,097	69,447	20,030,945	115,231,599
ABS and OAS	2,929,740	0	236,134	2,693,606
CMO	12,278,033	581	342,689	11,935,925
Other investments	2,968,000	0	76,326	2,891,674
Total	$219,079,904	$110,541	$26,272,336	$192,918,109

The Company had investments in Agency MBS exceeding 10% of shareholders’ equity with a book value of $130.2 million and $135.2 million, respectively, and a fair value of $106.8 million and $115.2 million, respectively, at September 30, 2023 and December 31, 2022.

Investment securities pledged as collateral for repurchase agreements consisted of certain U.S. GSE debt securities, Agency MBS, ABS and OAS, and CMO. These repurchase agreements mature daily. The aggregate amortized cost and fair value of these pledged investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

September 30, 2023	$53,615,357	$45,066,265
December 31, 2022	55,899,113	46,789,284

Investment securities pledged as collateral for BTFP borrowings consisted of U.S. Government securities and U.S. GSE debt securities with an aggregate amortized cost of $49,934,319 and fair value of $42,323,851 at September 30, 2023. The Company began utilizing the BTFP during 2023 as a source of liquidity. For more information on these borrowings, see the Liquidity and Capital Resources section of the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations following these Notes.

There were no sales of debt securities during the first nine months of 2023 or 2022.

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
September 30, 2023
Due in one year or less	$15,695,850	$15,361,820
Due from one to five years	47,182,358	43,290,817
Due from five to ten years	4,509,457	4,030,167
Due after ten years	14,162,241	12,422,653
Agency MBS	130,156,068	106,823,004
Total	$211,705,974	$181,928,461

December 31, 2022
Due in one year or less	$1,976,000	$1,966,767
Due from one to five years	58,875,224	54,736,949
Due from five to ten years	8,631,626	7,591,761
Due after ten years	14,403,957	13,391,033
Agency MBS	135,193,097	115,231,599
Total	$219,079,904	$192,918,109

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
September 30, 2023
U.S. GSE debt securities	$0	$0	$10,398,344	$1,601,656	11	$10,398,344	$1,601,656
U.S. Government securities	0	0	38,542,155	2,705,620	54	38,542,155	2,705,620
Taxable Municipal securities	0	0	233,714	66,286	1	233,714	66,286
Tax-exempt Municipal securities	6,459,331	426,299	4,137,056	971,969	23	10,596,387	1,398,268
Agency MBS	7,854,937	203,432	98,968,067	23,129,632	123	106,823,004	23,333,064
ABS and OAS	0	0	2,299,066	234,381	4	2,299,066	234,381
CMO	3,891,798	28,927	7,473,856	345,448	10	11,365,654	374,375
Other investments	0	0	1,670,137	63,863	7	1,670,137	63,863
Total	$18,206,066	$658,658	$163,722,395	$29,118,855	233	$181,928,461	$29,777,513

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
December 31, 2022
U.S. GSE debt securities	$2,723,388	$276,611	$7,651,903	$1,348,098	11	$10,375,291	$1,624,709
U.S. Government securities	4,837,891	169,501	33,393,698	2,967,534	54	38,231,589	3,137,035
Taxable Municipal securities	0	0	234,858	65,142	1	234,858	65,142
Tax-exempt Municipal securities	8,608,507	522,128	592,388	237,228	19	9,200,895	759,356
Agency MBS	14,541,901	810,356	97,718,436	19,220,589	120	112,260,337	20,030,945
ABS and OAS	2,693,606	236,134	0	0	4	2,693,606	236,134
CMO	8,954,323	232,398	1,014,910	110,291	9	9,969,233	342,689
Other investments	2,451,892	20,108	439,782	56,218	12	2,891,674	76,326
Total	$44,811,508	$2,267,236	$141,045,975	$24,005,100	230	$185,857,483	$26,272,336

The Company adopted ASU No. 2016-13 effective January 1, 2023, which requires credit losses on debt securities AFS to be recorded in an allowance for credit losses and eliminates the concept of OTTI for debt securities AFS. Under the ASU, if the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the credit loss is recorded through an allowance rather than as a write-down of the security. As of September 30, 2023, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the debt securities AFS in an unrealized loss position prior to recovery and determined that no individual debt securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributed to increases in market interest rates since these securities were purchased under other market conditions.

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

Note 5. Loans, Allowance for Credit Losses, Credit Quality and Off-Balance Sheet Credit Exposures

The composition of net loans as of the balance sheet dates was as follows:

	September 30, 2023		December 31, 2022

Commercial & industrial	$126,161,034	15.04%	$112,951,873	15.09%
Purchased	5,977,866	0.71%	7,530,458	1.00%
Commercial real estate	407,039,093	48.54%	356,892,986	47.68%
Municipal	58,747,359	7.01%	34,633,055	4.63%
Residential real estate - 1st lien	206,098,103	24.58%	198,743,375	26.55%
Residential real estate - Jr lien	31,054,331	3.70%	33,756,872	4.51%
Consumer	3,494,482	0.42%	4,039,989	0.54%
Total loans	838,572,268	100.00%	748,548,608	100.00%

ACL	(9,487,973)		(8,709,225)
Deferred net loan costs	550,230		493,275
Net loans	$829,634,525		$740,332,658

Provision for Credit Losses

The provision for credit losses was made up of the following components for the periods indicated:

Three Months Ended September 30,	2023	2022

Provision for loan losses	$264,009	$125,000
Provision for credit losses on OBS credit exposure	(23,120)	0
Provision for credit losses	$240,889	$125,000

Nine Months Ended September 30,	2023	2022

Provision for loan losses	$849,549	$1,325,000
Provision for credit losses on OBS credit exposure	(40,992)	0
Provision for credit losses	$808,557	$1,325,000

The following tables present the activity in the ACL on loans for the three- and nine-month periods following adoption of ASU 2016-13 (CECL) on January 1, 2023 and select information on impairment evaluation by portfolio segment for those interim periods.

As of or for the three months ended September 30, 2023

	Commercial & Industrial	Purchased	Commercial Real Estate	Municipal	Residential Real Estate 1st Lien	Residential Real Estate Jr Lien	Consumer	Total

ACL beginning balance	$1,054,342	$18,337	$5,271,521	$69,360	$2,314,554	$493,236	$34,151	$9,255,501
Charge-offs	0	0	0	0	0	0	(42,985)	(42,985)
Recoveries	1,585	0	0	0	0	1,237	8,626	11,448
Provision (credit)	9,401	(170)	43,638	77,508	122,263	(17,723)	29,092	264,009
ACL ending balance	$1,065,328	$18,167	$5,315,159	$146,868	$2,436,817	$476,750	$28,884	$9,487,973

As of or for the nine months ended September 30, 2023

					Residential	Residential
	Commercial		Commercial		Real Estate	Real Estate
	& Industrial	Purchased	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ACL beginning balance	$1,116,322	$53,090	$5,061,813	$62,339	$2,001,836	$241,950	$69,686	$102,189	$8,709,225
Impact of adopting CECL	(164,115)	(29,196)	(22,467)	24,243	273,167	297,746	(33,813)	(102,189)	243,376
Charge-offs	(361,578)	0	0	0	0	0	(112,426)	0	(474,004)
Recoveries	3,935	0	22,058	0	72,588	28,015	33,231	0	159,827
Provision (credit)	470,764	(5,727)	253,755	60,286	89,226	(90,961)	72,206	0	849,549
ACL ending balance	$1,065,328	$18,167	$5,315,159	$146,868	$2,436,817	$476,750	$28,884	$0	$9,487,973

	Commercial & Industrial	Purchased	Commercial Real Estate	Municipal	Residential Real Estate 1st Lien	Residential Real Estate Jr Lien	Consumer	Total
ACL evaluated for impairment
Individually	$0	$0	$0	$0	$0	$0	$0	$0
Collectively	1,065,328	18,167	5,315,159	146,868	2,436,817	476,750	28,884	9,487,973
Total	$1,065,328	$18,167	$5,315,159	$146,868	$2,436,817	$476,750	$28,884	$9,487,973

Loans evaluated for impairment
Individually	$3,619,626	$0	$2,897,499	$0	$614,502	$66,962	$0	$7,198,589
Collectively	122,541,408	5,977,866	404,141,594	58,747,359	205,483,601	30,987,369	3,494,482	831,373,679
Total	$126,161,034	$5,977,866	$407,039,093	$58,747,359	$206,098,103	$31,054,331	$3,494,482	$838,572,268

The following tables present activity in the ALL and select loan information on impairment evaluation, by portfolio segment, under the incurred loss methodology, for the periods indicated:

As of or for the year ended December 31, 2022

					Residential	Residential
	Commercial		Commercial		Real Estate	Real Estate
	& Industrial	Purchased	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$870,392	$68,655	$4,151,760	$76,728	$1,765,892	$182,014	$55,698	$539,117	$7,710,256
Charge-offs	(76,875)	0	(667,474)	0	0	0	(63,625)	0	(807,974)
Recoveries	14,112	0	667,474	0	111,763	5,089	30,505	0	828,943
Provision (credit)	308,693	(15,565)	910,053	(14,389)	124,181	54,847	47,108	(436,928)	978,000
ALL ending balance	$1,116,322	$53,090	$5,061,813	$62,339	$2,001,836	$241,950	$69,686	$102,189	$8,709,225

ALL evaluated for impairment
Individually	$2,322	$0	$0	$0	$106,280	$0	$0	$0	$108,602
Collectively	1,114,000	53,090	5,061,813	62,339	1,895,556	241,950	69,686	102,189	8,600,623
Total	$1,116,322	$53,090	$5,061,813	$62,339	$2,001,836	$241,950	$69,686	$102,189	$8,709,225

Loans evaluated for impairment
Individually	$3,442,124	$0	$3,176,835	$0	$3,816,012	$77,416	$0		$10,512,387
Collectively	109,509,749	7,530,458	353,716,151	34,633,055	194,927,363	33,679,456	4,039,989		738,036,221
Total	$112,951,873	$7,530,458	$356,892,986	$34,633,055	$198,743,375	$33,756,872	$4,039,989		$748,548,608

As of or for the nine months ended September 30, 2022

					Residential	Residential
	Commercial	Purchased	Commercial		Real Estate	Real Estate
	& Industrial	Loans	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ALL beginning balance	$870,392	$68,655	$4,151,760	$76,728	$1,765,892	$182,014	$55,698	$539,117	$7,710,256
Charge-offs	(47,500)	0	(667,474)	0	0	0	(35,706)	0	(750,680)
Recoveries	12,862	0	0	0	111,163	3,728	19,757	0	147,510
Provision (credit)	255,773	(12,107)	1,419,813	(4,432)	(63,658)	(2,998)	13,171	(280,562)	1,325,000
ALL ending balance	$1,091,527	$56,548	$4,904,099	$72,296	$1,813,397	$182,744	$52,920	$258,555	$8,432,086

ALL evaluated for impairment
Individually	$4,259	$0	$8,867	$0	$96,784	$4	$0	$0	$109,914
Collectively	1,087,268	56,548	4,895,232	72,296	1,716,613	182,740	52,920	258,555	8,322,172
Total	$1,091,527	$56,548	$4,904,099	$72,296	$1,813,397	$182,744	$52,920	$258,555	$8,432,086

Loans evaluated for impairment
Individually	$3,408,207	$0	$3,812,657	$0	$3,670,995	$79,742	$0		$10,971,601
Collectively	117,815,855	8,078,281	320,514,503	40,164,698	188,895,584	33,693,729	4,059,750		713,222,400
Total	$121,224,062	$8,078,281	$324,327,160	$40,164,698	$192,566,579	$33,773,471	$4,059,750		$724,194,001

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

		90 Days	Total
September 30, 2023	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$0	$3,093,578	$3,093,578	$123,067,456	$126,161,034
Purchased	0	0	0	5,977,866	5,977,866
Commercial real estate	585,102	1,092,154	1,677,256	405,361,837	407,039,093
Municipal	0	0	0	58,747,359	58,747,359
Residential real estate - 1st lien	303,985	787,911	1,091,896	205,006,207	206,098,103
Residential real estate - Jr lien	187,736	25,007	212,743	30,841,588	31,054,331
Consumer	24,779	0	24,779	3,469,703	3,494,482
Totals	$1,101,602	$4,998,650	$6,100,252	$832,472,016	$838,572,268

		90 Days	Total
December 31, 2022	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$2,377,668	$879,802	$3,257,470	$109,694,403	$112,951,873
Purchased	0	0	0	7,530,458	7,530,458
Commercial real estate	1,395,444	353,842	1,749,286	355,143,700	356,892,986
Municipal	0	0	0	34,633,055	34,633,055
Residential real estate - 1st lien	1,517,653	641,141	2,158,794	196,584,581	198,743,375
Residential real estate - Jr lien	321,579	25,007	346,586	33,410,286	33,756,872
Consumer	18,745	0	18,745	4,021,244	4,039,989
Totals	$5,631,089	$1,899,792	$7,530,881	$741,017,727	$748,548,608

For all loan segments, loans over 30 days past due are considered delinquent.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of the dates presented. There were no nonaccrual loans with an ACL at September 30, 2023.

		90 Days or
	Total	More and
September 30, 2023	Nonaccrual	Accruing

Commercial & industrial	$3,619,626	$64,311
Commercial real estate	2,900,078	315,826
Residential real estate - 1st lien	574,302	619,469
Residential real estate - Jr lien	120,786	0
Totals	$7,214,792	$999,606

				90 Days or
	Nonaccrual	Nonaccrual	Total	More and
December 31, 2022	with an ALL	with No ALL	Nonaccrual	Accruing

Commercial & industrial	$452,963	$2,989,161	$3,442,124	$0
Commercial real estate	0	3,180,478	3,180,478	324,927
Residential real estate - 1st lien	278,026	858,304	1,136,330	248,157
Residential real estate - Jr lien	0	131,088	131,088	0
Totals	$730,989	$7,159,031	$7,890,020	$573,084

As of the balance sheet dates presented, residential real estate loans in process of foreclosure consisted of the following:

	Number of loans	Balance

September 30, 2023	1	$33,825
December 31, 2022	1	$19,746

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

As of September 30, 2023, the primary macroeconomic drivers used within the DCF model included forecasts of civilian unemployment and changes in national gross domestic product (GDP). Management monitors and assesses its macroeconomic drivers at least annually (generally in the fourth quarter, or more frequently as circumstances warrant) to determine whether they continue to be the most predictive indicator of losses within the Company's loan portfolio, and these macroeconomic drivers may change from time to time.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources, which may include, but are not limited to, the FOMC forecast and other publicly available forecasts from well recognized, leading economists or firms. The Company's reasonable and supportable forecast period generally ranges from one to three years, depending on the facts and circumstances of the current state of the economy, portfolio segment, and management's judgment of what can be reasonably supported. The model reversion period generally ranges from one to six years, and it also depends on the current state of the economy and management's judgments of such. Management monitors and assesses the forecast and reversion period at least annually, or more frequently as circumstances warrant. The Company used a one-year forecast and reversion period to calculate the ACL on loans as of September 30, 2023.

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

Qualitative factors are also applied to include the levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of CRE loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. During the third quarter of 2023, the qualitative factor for collateral in the CRE loan segment was adjusted to reflect the stable values of real estate in the commercial sector.

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

Purchased –Loans in this segment are loans purchased through a loan purchasing program with Bankers Healthcare Group (BHG). BHG originates commercial loans to medical professionals nationwide and sells them individually to a secondary market, primarily banks, through a bid process. The Bank has established conservative credit parameters and expects a low risk of default in this portfolio.

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

Municipal –Loans in this segment are made to local municipalities, attributable to municipal financing transactions and backed by the full faith and credit of town governments or dedicated governmental revenue sources, with no historical losses recognized by the Company. Qualitative factors are not utilized in the manual entry method for municipal loans.

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

The following table presents the amortized cost basis of collateral-dependent loans as of September 30, 2023, by collateral type:

	Business	Commercial	Residential
	Assets (1)	Real Estate	Real Estate

Commercial & industrial	$1,548,677	$0	$0
Commercial real estate	0	776,329	0
Residential real estate - 1st lien	0	0	311,338
Totals	$1,548,677	$776,329	$311,338

(1)	Including, but not limited to, inventory, equipment and accounts receivable, but excluding real estate.

Impaired loans, by portfolio segment, prior to adoption of ASU 2022-02 (Troubled Debt Restructurings and Vintage Disclosures), were as follows:

	As of December 31, 2022
		Unpaid
	Recorded	Principal	Related
	Investment (1)	Balance	Allowance

Related allowance recorded
Commercial & industrial	$452,963	$462,745	$2,322
Residential real estate – 1st lien	1,041,730	1,073,350	106,280
Total with related allowance	1,494,693	1,536,095	108,602

No related allowance recorded
Commercial & industrial	2,989,161	3,078,769
Commercial real estate	3,176,962	3,671,196
Residential real estate - 1st lien	2,785,669	3,805,682
Residential real estate - Jr lien	77,419	126,250
Total with no related allowance	9,029,211	10,681,897

Total impaired loans	$10,523,904	$12,217,992	$108,602

(1)	Recorded investment in impaired loans in the table above includes accrued interest receivable and deferred net loan costs of $11,517.

	As of September 30, 2022
		Unpaid
	Recorded	Principal	Related
	Investment (1)	Balance	Allowance

Related allowance recorded
Commercial & industrial	$954,098	$965,266	$4,259
Commercial real estate	249,709	252,806	8,867
Residential real estate - 1st lien	1,172,194	1,192,445	96,784
Residential real estate - Jr lien	2,532	2,529	4
Total with related allowance	2,378,533	2,413,046	109,914

No related allowance recorded
Commercial & industrial	2,454,109	2,525,175
Commercial real estate	3,563,089	4,751,499
Residential real estate - 1st lien	2,511,284	3,515,246
Residential real estate - Jr lien	77,213	124,795
Total with no related allowance	8,605,695	10,916,715

Total impaired loans	$10,984,228	$13,329,761	$109,914

(1)	Recorded investment in impaired loans in the table above includes accrued interest receivable and deferred net loan costs of $12,627.

	As of September 30, 2022
	Three Months Ended		Nine Months Ended
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Related allowance recorded
Commercial & industrial	$477,049	$0	$238,525	$0
Commercial real estate	124,854	0	62,427	0
Residential real estate - 1st lien	1,031,145	31,349	969,497	58,306
Residential real estate - Jr lien	1,266	147	633	247
Total with related allowance	1,634,314	31,496	1,271,082	58,553

No related allowance recorded
Commercial & industrial	1,299,959	0	728,879	204
Commercial real estate	3,479,786	72,754	3,806,739	74,245
Residential real estate - 1st lien	2,686,280	27,154	2,814,818	119,663
Residential real estate - Jr lien	79,809	0	83,471	0
Total with no related allowance	7,545,834	99,908	7,433,907	194,112

Total impaired loans	$9,180,148	$131,404	$8,704,989	$252,665

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

Group A loans - Pass– are loans that are expected to perform as agreed under their respective terms. Such loans carry a normal level of risk that does not require management attention beyond that warranted by the loan or loan relationship characteristics, such as loan size or relationship size. Group A loans include commercial purpose loans that are individually risk rated, including purchased and retail loans that are rated by pool. Group A retail loans include performing consumer and residential real estate loans. Residential real estate loans are loans to individuals secured by 1-4 family homes, including first mortgages, home equity and home improvement loans. Loan balances fully secured by deposit accounts or that are fully guaranteed by the federal government are considered acceptable risk.

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

The risk ratings within the loan portfolio and current period gross charge-offs, by loan segment and origination year were as follows:

As of or for the nine months ended,							Revolving	Revolving
September 30, 2023							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
(In thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Commercial & Industrial:
Pass	$10,874	$20,286	$13,821	$3,108	$4,176	$4,795	$58,359	$0	$115,419
Special mention	0	0	777	0	13	2	4,631	0	5,423
Substandard/Doubtful	0	429	132	482	271	1,565	2,440	0	5,319
Total commercial	$10,874	$20,715	$14,730	$3,590	$4,460	$6,362	$65,430	$0	$126,161

Current period gross charge-offs	$0	$150	$0	$0	$0	$212	$0	$0	$362

Purchased:
Pass	$337	$97	$1,641	$1,521	$2,382	$0	$0	$0	$5,978
Total purchased	$337	$97	$1,641	$1,521	$2,382	$0	$0	$0	$5,978

Commercial real estate:
Pass	$64,005	$85,851	$39,398	$43,929	$35,241	$87,004	$41,990	$0	$397,418
Special mention	0	377	1,485	0	0	1,258	0	0	3,120
Substandard/Doubtful	0	0	0	3,344	1,381	1,776	0	0	6,501
Total commercial real estate	$64,005	$86,228	$40,883	$47,273	$36,622	$90,038	$41,990	$0	$407,039

Municipal:
Pass	$32,286	$838	$3,327	$5,042	$631	$10,707	$5,916	$0	$58,747
Total municipal	$32,286	$838	$3,327	$5,042	$631	$10,707	$5,916	$0	$58,747

Residential real estate - 1st lien:
Pass	$22,995	$39,726	$41,687	$33,854	$10,516	$52,682	$1,956	$0	$203,416
Special mention	0	301	130	0	0	0	0	0	431
Substandard/Doubtful	0	0	0	1,842	40	369	0	0	2,251
Total residential real estate - 1st lien	$22,995	$40,027	$41,817	$35,696	$10,556	$53,051	$1,956	$0	$206,098

Residential real estate - Jr lien:
Pass	$1,424	$1,967	$355	$609	$645	$1,121	$23,142	$1,710	$30,973
Special mention	0	50	0	0	0	0	0	0	50
Substandard/Doubtful	0	0	0	0	0	31	0	0	31
Total residential real estate - Jr lien	$1,424	$2,017	$355	$609	$645	$1,152	$23,142	$1,710	$31,054

Consumer
Pass	$1,580	$969	$470	$248	$133	$95	$0	$0	$3,495
Total consumer	$1,580	$969	$470	$248	$133	$95	$0	$0	$3,495

Current period gross charge-offs	$31	$27	$0	$0	$1	$53	$0	$0	$112

Total Loans	$133,501	$150,891	$103,223	$93,979	$55,429	$161,405	$138,434	$1,710	$838,572

Total current period gross charge-offs	$31	$177	$0	$0	$1	$265	$0	$0	$474

As of or for the nine months ended, September 30, 2023, there were (i) no current period gross charge-offs within the Purchased, CRE, Municipal, Residential real estate 1st lien and Residential real estate Jr lien loan segments and (ii) no Special mention or Substandard/Doubtful loans within the Purchased, Municipal and Consumer loan segments.

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

There were no loan modifications for the first nine months of 2023.

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

There were no TDRs for which there was a payment default during the twelve-month period ended December 31, 2022. The TDRs for which there was a payment default during the twelve-month period ended September 30, 2022 were as follows:

	Number of	Recorded
	Contracts	Investment

Commercial real estate	1	$818,570

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

Individually analyzed loans:Individually analyzed loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. If the fair value is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the ACL. Accordingly, certain individually analyzed loans may be subject to measurement at fair value on a non-recurring basis. Management has estimated the fair value of collateral-dependent loans using Level 2 inputs, such as the fair value of collateral based on independent third-party appraisals.

Loans held-for-sale: The fair value of loans held-for-sale is based upon an actual purchase and sale agreement between the Company and an independent market participant. The sale is executed within a reasonable period following quarter-end at the stated fair value.

MSRs:MSRs represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the amortization method and compared to fair value for impairment. In evaluating the carrying values of MSRs, the Company obtains third party valuations based on loan level data including note rate, and the type and term of the underlying loans. The Company classifies MSRs as non-recurring Level 2.

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

	September 30,	December 31,
Assets: (market approach)	2023	2022

Level 1
U.S. Government securities	$38,542,155	$38,231,589

Level 2
U.S. GSE debt securities	$10,398,344	$10,375,291
Taxable Municipal securities	233,714	234,858
Tax-exempt Municipal securities	10,596,387	11,323,567
Agency MBS	106,823,004	115,231,599
ABS and OAS	2,299,066	2,693,606
CMO	11,365,654	11,935,925
Other investments	1,670,137	2,891,674
Level 2 Total	$143,386,306	$154,686,520

Grand Total	$181,928,461	$192,918,109

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

	September 30,	December 31,
Level 2	2023	2022
Assets: (market approach)
Individually analyzed loans, net of related allowance	$679,802	$94,458
Loans held-for-sale	56,700	0
MSRs (1)	814,470	862,593

(1)	Represents MSRs at lower of cost or fair value.

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company's financial instruments as of the balance sheet dates were as follows:

September 30, 2023		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$17,532	$17,532	$0	$0	$17,532
Debt securities AFS	181,928	38,542	143,386	0	181,928
Restricted equity securities	1,424	0	1,424	0	1,424
Loans and loans held-for-sale, net of ACL
Commercial & industrial	125,074	0	680	120,780	121,460
Purchased	5,960	0	0	5,537	5,537
Commercial real estate	401,695	0	0	376,490	376,490
Municipal	58,600	0	0	55,681	55,681
Residential real estate - 1st lien	204,319	0	0	184,617	184,617
Residential real estate - Jr lien	30,577	0	0	30,109	30,109
Consumer	3,466	0	0	3,473	3,473
MSRs (1)	814	0	1,286	0	1,286
Accrued interest receivable	3,830	0	3,830	0	3,830

Financial liabilities:
Deposits
Other deposits	900,956	0	897,998	0	897,998
Brokered deposits	249	0	227	0	227
Short-term borrowings	3,550	0	3,550	0	3,550
Long-term borrowings	45,600	0	45,223	0	45,223
Repurchase agreements	31,580	0	31,580	0	31,580
Operating lease obligations	497	0	497	0	497
Finance lease obligations	3,480	0	3,480	0	3,480
Subordinated debentures	12,887	0	12,694	0	12,694
Accrued interest payable	794	0	794	0	794

(1)	Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

December 31, 2022		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$71,140	$71,140	$0	$0	$71,140
Debt securities AFS	192,918	38,232	154,686	0	192,918
Restricted equity securities	1,412	0	1,412	0	1,412
Loans and loans held-for-sale, net of ACL
Commercial & industrial	111,792	0	0	109,534	109,534
Purchased	7,476	0	0	7,119	7,119
Commercial real estate	351,738	0	29	340,254	340,283
Municipal	34,566	0	0	34,558	34,558
Residential real estate - 1st lien	197,281	0	65	180,879	180,944
Residential real estate - Jr lien	33,510	0	0	33,218	33,218
Consumer	3,970	0	0	3,949	3,949
MSRs (1)	863	0	1,287	0	1,287
Accrued interest receivable	3,214	0	3,214	0	3,214

Financial liabilities:
Deposits
Other deposits	922,723	0	918,882	0	918,882
Brokered deposits	249	0	225	0	225
Long-term borrowings	1,300	0	1,025	0	1,025
Repurchase agreements	33,078	0	33,078	0	33,078
Operating lease obligations	658	0	658	0	658
Finance lease obligations	3,645	0	3,645	0	3,645
Subordinated debentures	12,887	0	12,740	0	12,740
Accrued interest payable	74	0	74	0	74

(1)	Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

Note 8. Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

	Nine Months Ended	Year Ended
	September 30, 2023	December 31, 2022

Balance at beginning of year	$862,593	$897,720
MSRs capitalized	55,666	120,629
MSRs amortized	(103,789)	(155,756)
Balance at end of period	$814,470	$862,593

Note 9. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10. Subsequent Events

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP. On September 21, 2023, the Company’s Board declared a cash dividend of $0.23 per common share, payable November 1, 2023, to shareholders of record as of October 15, 2023. This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Period Ended September 30, 2023

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly-owned subsidiary, Community National Bank, as of September 30, 2023 and December 31, 2022, and its consolidated results of operations for the three- and nine-month interim periods and one year period presented. The Company is considered a “smaller reporting company” and a “non-accelerated filer” under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two-year, rather than a three-year, period and provide certain other smaller reporting company scaled disclosures where management deems it appropriate.

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

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities:

•	interest rates change in such a way as to negatively affect loan demand, the local economy or the Company's net income, asset valuations or margins;
•	general economic or business conditions, either nationally, regionally or locally, deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services;
•	the impact of inflation and slowing economic growth on the Company’s customers and on its financial results and performance;
•	the effect of United States monetary and fiscal policies, including deficit spending and the interest rate policies of the FRB and its regulation of the money supply;
•	changes in applicable accounting policies, practices and standards;
•	the geographic concentration of the Company’s loan portfolio and deposit base;
•	reductions in deposit levels, which necessitate increased borrowings to fund loans and sale of investment securities;
•	increases in the level of nonperforming assets and charge-offs;
•	changes in federal or state tax laws or policy;
•	changes in laws or government rules, including the rules of the federal Consumer Financial Protection Bureau, or the way in which courts or government agencies interpret or implement those laws or rules, increase our costs of doing business, causing us to limit or change our product offerings or pricing, or otherwise adversely affect the Company's business;
•	regulatory responses to recent high profile bank failures increase our costs of operation, including through regulatory compliance changes and higher FDIC deposit insurance assessments to replenish the Bank Insurance Fund (BIF);

•	competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial services industry generally, including competitive pressures from non-bank financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems;
•	cybersecurity risks could adversely affect the Company’s business, financial performance or reputation and could result in financial liability for losses incurred by customers or others due to data breaches or other compromise of the Company’s information security systems;
•	higher-than-expected costs are incurred relating to information technology or difficulties arise in implementing technological enhancements;
•	management’s risk management measures may not be completely effective;
•	changes in consumer and business spending, borrowing and savings habits;
•	operational and internal system failures due to changes in normal business practices, including remote working for Company staff;
•	increased cybercrime and payment system risk due to increased usage by customers of online, mobile and other remote banking channels;
•	the ongoing challenges to find qualified workers to maintain a stable workforce;
•	losses due to the fraudulent or negligent conduct of third parties, including the Company’s service providers, customers and employees; and
•	adverse changes in the credit rating of U.S. government debt.

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

OVERVIEW

The Company’s consolidated assets at September 30, 2023, were $1.08 billion compared to $1.06 billion at December 31, 2022, an increase of 2.6%. Significant changes in the asset base were due to an increase in loans of $90.0 million, or 12.0%, which was partially offset by a decrease of $53.6 million, or 75.4%, in cash and cash equivalents and a decrease of $11.0 million, or 5.7% in investment securities. This change in the asset base reflects the Company’s efforts to deploy cash into higher earning assets. The increase in the loan portfolio was primarily attributable to an increase of $13.2 million in commercial & industrial loans, $50.1 million in CRE loans, $24.1 million in municipal loans and $7.4 million in residential first lien loans, which was partially offset by a decrease of $2.7 million in residential junior lien loans and $1.6 million in purchased loans.

Total deposits at September 30, 2023, were $901.2 million compared to $923.0 million at December 31, 2022, a decrease of $21.8 million, or 2.4%. Year to date, demand and interest-bearing transaction accounts decreased in total by $20.2 million or 4.0%, followed by a decrease of $11.7 million, or 6.8%, in savings accounts and $2.9 million, or 2.1%, in money market funds. This was partially offset by an increase of $13.0 million, or 12.8%, in time deposits. The Company has been offering some competitive interest rates for retail time deposits, accounting for the increase in these funds. The decrease in deposit balances combined with the loan growth, has required the use of borrowed funds as a supplemental funding source.

Total interest income increased $2.7 million, or 28.1%, for the third quarter of 2023, and $7.8 million, or 29.7%, for the first nine months of 2023, compared to the same periods in 2022. The growth of the loan portfolio, coupled with increases in the fed funds rate throughout 2022 and into 2023, helped to support the year over year increase in interest income.

Total interest expense increased $2.6 million, or 245.4% for the third quarter of 2023, and $6.3 million, or 253.6%, for the first nine months of 2023, compared to the same periods in 2022. The recent increases in the fed funds rate have increased borrowing costs and have put more pressure on competitive deposit pricing, resulting in an increase in the Company’s money market and time deposit rates. Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section for more information on the impact that the actions of the FRB’s FOMC in regulating interest rates, and changes in the yield curve, could have on net interest income.

The provision for credit losses for the three and nine months ended September 30, 2023, was determined under ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, commonly referenced as the Current Expected Credit Losses, or CECL, which the Company adopted effective January 1, 2023.

The provision for credit losses for the third quarter of 2023 was $240,889 compared to $125,000 for the same quarter in 2022, an increase of $115,889, or 92.7%, and for the first nine months of 2023 was $808,557 compared to $1.3 million for the same period in 2022, a decrease of $516,443, or 39.0%. This decrease to the provision year over year was driven primarily by a write-down on a non-performing CRE loan totaling $667,474 during the first quarter of 2022, which necessitated a substantial provision for that quarter. Please refer to Note 5 of the unaudited consolidated financial statements as well as the ACL and provisions discussion in the Credit Risk section of this MD&A.

Consolidated net income for the third quarter of 2023 decreased $247,997 to $3.4 million compared to $3.6 million for the same quarter of 2022, while an increase of $860,408 is noted for the first nine months of 2023 to $9.9 million compared to $9.0 million in the same period of 2022. Year over year, a $7.8 million increase in interest income was partially offset by an increase of $6.3 million in interest expense and coupled with a decrease of $516,443 in the provision for credit losses between periods, resulted in an increase of $2.0 million in net interest income after provision for credit losses. These changes, along with other significant changes in non-interest income and non-interest expense are discussed in the appropriate sections of this MD&A.

Equity capital increased to $78.8 million, with a book value per share of $14.08 as of September 30, 2023, compared to $75.2 million and a book value per share of $13.55 as of December 31, 2022. Equity capital increased between periods despite a cumulative effect charge to retained earnings of $549,113 upon the transition to CECL effective on January 1, 2023. The increase in equity capital reflects year to date net income, but is partially offset by an increase in unrealized losses in the investment portfolio of $2.9 million, net of tax, reflected in the accumulated other comprehensive loss component of the shareholders’ equity portion of the balance sheet. This position is considered by management as temporary and, unlike the charge to retained earnings in connection with the transition to CECL, does not impact the Company’s regulatory capital ratios.

Heavy rainfall in the month of July caused extensive flooding across much of the state of Vermont leading to Governor Phil Scott declaring a state of emergency. While the impact was considerable, the impact to the Bank’s customers was manageable with many having flood insurance coverage and or qualifying for the various assistance programs offered at the state and federal level. The portion of the Company’s service area most impacted was central Vermont, including one of the Bank’s branches which sustained extensive flooding. The branch was immediately closed for restoration and repairs although night depository and ATM services were restored soon thereafter, and the drive up was reopened with limited hours on October 25, 2023. A full-service opening of the retail branch is anticipated by mid-November.

On September 21, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.23 per common share, payable on November 1, 2023, to shareholders of record on October 15, 2023.

As of September 30, 2023, all the Company’s capital ratios, and those of our subsidiary Bank, were in excess of applicable regulatory requirements. While we believe that we have sufficient capital to withstand an economic downturn from any headwinds related to inflation or recessionary periods, should one occur, our equity capital and regulatory capital ratios could be adversely impacted, including as a result of credit losses and other adverse impacts of deteriorating economic conditions, or government monetary policy.

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

These policies are described in the Company’s 2022 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. With the exception of the ACL policy, there were no material changes during the first nine months of 2023 in the Company’s critical accounting policies.

ACL -Management believes that the calculation of the ACL is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the ACL, management has adopted a methodology consistent with ASU No. 2016-13 that requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses over the life of the loans at the measurement date. Further consideration is given to qualitative factors, including changes in current economic indicators and their probable impact on borrowers and collateral, trends in delinquent and non-performing loans, trends in criticized and classified assets, levels of exceptions, the impact of competition in the market, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments and the geographic distribution of CRE loans. Management’s estimates used in calculating the ACL may increase or decrease based on changes in these factors, which in turn will affect the amount of the Company’s provision for credit losses charged against current period income. This evaluation is inherently subjective and actual results could differ significantly from these estimates under different assumptions, judgments or conditions. The Company estimates expected credit losses on OBS credit exposures over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on OBS credit exposures is adjusted through credit loss expense.

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

RESULTS OF OPERATIONS

The Company’s net income for the third quarter of 2023 was $3.4 million or $0.61 per common share, compared to $3.6 million or $0.66 per common share for the same quarter of 2022. Net income for the first nine months of 2023 was $9.9 million or $1.80 per common share, compared to $9.0 million or $1.67 per common share for the same period of 2022. Core earnings (NII) were $8.43 million for the third quarter of 2023 compared to $8.37 million for the same quarter of 2022, and $25.2 million for the first nine months of 2023 compared to $23.8 million for the same period in 2022. Interest and fees on loans, the major component of interest income, increased $2.7 million, or 33.5%, for the third quarter of 2023 compared to the same quarter of 2022, and $7.0 million, or 30.1%, for the first nine months of 2023 compared to the same period in 2022. Interest paid on deposits, which is the major component of total interest expense, increased $1.7 million, or 198.5%, for the third quarter of 2023 compared to the same quarter of 2022, and increased $4.6 million, or 232.6%, year over year, driven primarily by the increases in the fed funds rate during 2022 and into the first nine months of 2023. Market pressures on deposit rates along with an increased use of wholesale funding is driving up the cost of funds and compressing the net interest margin.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following tables show these ratios annualized, as well as other equity ratios monitored by management, for the comparison periods presented.

Three Months Ended September 30,	2023	2022

Return on average assets	1.24%	1.41%
Return on average equity	16.48%	19.06%
Dividend payout ratio (1)	37.70%	34.85%
Average equity to average assets	7.55%	7.38%

Nine Months Ended September 30,	2023	2022

Return on average assets	1.27%	1.19%
Return on average equity	16.68%	15.55%
Dividend payout ratio (1)	38.33%	41.32%
Average equity to average assets	7.60%	7.68%

(1)	Dividends declared per common share divided by earnings per common share.

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

The Company’s tax-exempt interest income of $559,985 and $284,618 for the three months ended September 30, 2023 and 2022, respectively, and $1.2 million and $777,314 for the nine months ended September 30, 2023 and 2022, respectively, was derived from loans to local municipalities of $58.7 million and $40.2 million, and tax-exempt municipal investments of $10.6 million and $10.3 million at September 30, 2023 and 2022, respectively.

The following tables show the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

Three Months Ended September 30,	2023	2022

Net interest income as presented	$8,430,059	$8,373,566
Effect of tax-exempt income	148,857	75,658
Net interest income, tax equivalent	$8,578,916	$8,449,224

Nine Months Ended September 30,	2023	2022

Net interest income as presented	$25,222,287	$23,768,980
Effect of tax-exempt income	306,315	206,628
Net interest income, tax equivalent	$25,528,602	$23,975,608

The following tables present the daily average assets and the daily average liabilities, including the yields on interest-earning assets and interest-bearing liabilities for the respective comparison periods. Interest income (excluding interest on non-accrual loans) is expressed on a tax equivalent basis, both in dollars and as a yield/rate for the comparison periods presented. Net interest income, net interest spread, and net interest margin are also expressed on a tax equivalent basis.

	Three Months Ended September 30,
	2023			2022
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average Assets
Loans, net (1)	$813,431,805	$11,044,088	5.39%	$709,936,691	$8,239,751	4.60%
Taxable investment securities	176,104,770	941,956	2.12%	182,586,203	799,856	1.74%
Tax-exempt investment securities	11,353,244	114,758	4.01%	9,135,697	86,271	3.75%
Sweep and interest-earning accounts	7,796,502	94,515	4.81%	58,264,306	358,907	2.44%
Other investments (2)	2,074,630	39,904	7.63%	1,777,950	23,029	5.14%
Total interest-earning assets	$1,010,760,951	$12,235,221	4.80%	$961,700,847	$9,507,814	3.92%
Cash and due from banks	10,653,464			11,034,240
Premises and equipment	12,655,076			13,217,724
BOLI	5,199,896			5,120,380
Goodwill	11,574,269			11,574,269
Other assets	21,142,242			15,500,345
Total assets	$1,071,985,898			$1,018,147,805

Average Liabilities and Shareholders' Equity
Interest-bearing transaction accounts	$263,787,094	$1,116,811	1.68%	$252,413,763	$382,833	0.60%
Money market funds	136,210,933	695,234	2.02%	138,497,037	197,849	0.57%
Savings deposits	164,695,504	34,076	0.08%	181,818,265	27,930	0.06%
Time deposits	109,526,390	655,122	2.37%	105,915,323	229,371	0.86%
Borrowed funds	51,964,152	656,726	5.01%	1,301,120	8	0.00%
Repurchase agreements	34,056,695	201,518	2.35%	33,402,748	45,153	0.54%
Finance lease obligations	3,499,404	20,111	2.30%	3,716,571	21,355	2.30%
Junior subordinated debentures	12,887,000	276,707	8.52%	12,887,000	154,091	4.74%
Total interest-bearing liabilities	$776,627,172	$3,656,305	1.87%	$729,951,827	$1,058,590	0.58%
Noninterest bearing deposits	207,879,544			208,681,213
Other liabilities	6,519,520			4,473,162
Total liabilities	991,026,236			943,106,202
Shareholders' equity	80,959,662			75,041,603
Total liabilities and shareholders' equity	$1,071,985,898			$1,018,147,805

Net interest income		$8,578,916			$8,449,224
Net interest spread (3)			2.93%			3.34%
Net interest margin (4)			3.37%			3.49%

(1)

Included in net loans are non-accrual loans with average balances of $7,344,200 and $7,337,588 for the three months ended September 30, 2023 and 2022, respectively. Loans are stated net of unearned discount and ACL, plus loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $56,085,091 and $39,007,717 for the three months ended September 30, 2023 and 2022, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $1,009,480 and $712,800 for the three months ended September 30, 2023 and 2022, respectively, with a dividend rate of approximately 8.04% and 3.72%, respectively, per quarter.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

	Nine Months Ended September 30,
	2023			2022
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average Assets
Loans, net (1)	$774,050,459	$30,544,342	5.28%	$697,118,020	$23,476,738	4.50%
Taxable investment securities	178,750,212	2,815,397	2.11%	183,417,294	2,192,540	1.60%
Tax-exempt investment securities	11,456,678	344,272	4.02%	5,628,689	142,899	3.39%
Sweep and interest-earning accounts	16,880,174	568,803	4.51%	68,303,360	609,532	1.19%
Other investments (2)	1,912,446	104,556	7.31%	1,778,428	56,121	4.22%
Total interest-earning assets	983,049,969	$34,377,370	4.68%	956,245,791	$26,477,830	3.70%
Cash and due from banks	10,584,558			10,631,909
Premises and equipment	12,798,118			13,416,551
BOLI	5,180,070			5,100,385
Goodwill	11,574,269			11,574,269
Other assets	20,013,956			14,177,372
Total assets	$1,043,200,940			$1,011,146,277

Average Liabilities and Shareholders' Equity
Interest-bearing transaction accounts	$271,528,726	$3,254,644	1.60%	$256,909,959	$754,189	0.39%
Money market funds	130,690,426	1,699,425	1.74%	132,391,636	446,751	0.45%
Savings deposits	168,151,363	98,104	0.08%	178,709,726	77,373	0.06%
Time deposits	106,178,078	1,518,200	1.91%	106,235,079	697,088	0.88%
Borrowed funds	24,875,392	892,522	4.80%	1,301,132	14	0.00%
Repurchase agreements	35,611,331	548,300	2.06%	30,752,887	88,322	0.38%
Finance lease obligations	3,553,782	61,277	2.30%	3,769,459	64,979	2.30%
Junior subordinated debentures	12,887,000	776,296	8.05%	12,887,000	373,506	3.88%
Total interest-bearing liabilities	753,476,098	$8,848,768	1.57%	722,956,878	$2,502,222	0.46%
Noninterest bearing deposits	203,639,925			206,574,381
Other liabilities	6,766,501			3,920,106
Total liabilities	963,882,524			933,451,365
Shareholders' equity	79,318,416			77,694,912
Total liabilities and shareholders' equity	$1,043,200,940			$1,011,146,277

Net interest income		$25,528,602			$23,975,608
Net interest spread (3)			3.11%			3.24%
Net interest margin (4)			3.47%			3.35%

(1)

Included in net loans are non-accrual loans with average balances of $7,873,201 and $6,029,756 for the nine months ended September 30, 2023 and 2022, respectively. Loans are stated net of unearned discount and ACL, and include loans held-for-sale and tax-exempt loans to local municipalities with average balances of $42,203,207 and $45,161,639 for the nine months ended September 30, 2023 and 2022, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $847,296 and $713,278, respectively, with a dividend rate of approximately 8.5% and 3.38%, respectively, for the nine months ended September 30, 2023 and 2022, respectively.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three- and nine-month periods ended September 30, 2023, increased 5.1% and 2.8%, respectively, compared to the same periods last year, and the average yield on interest-earning assets increased 88 bps and 98 bps, respectively.

The average volume of loans increased over the three- and nine-month comparison periods of 2023 versus 2022 by 14.6% and 11.0%, respectively, and the average yield on loans increased 79 bps and 78 bps, respectively. Loans accounted for 80.5% and 78.7%, respectively, of the average interest-earning asset portfolio for the three- and nine- month periods ended September 30, 2023, compared to 73.8% and 72.9%, respectively, for the same periods last year. Interest earned on the loan portfolio as a percentage of total interest income was 90.3% and 88.9%, respectively, for the three- and nine-month periods in 2023 compared to 86.7% and 88.7%, respectively, for the same periods in 2022.

The average volume of the taxable investment portfolio (classified as AFS) decreased 3.6% and 2.5% during the three- and nine-month periods ended September 30, 2023, compared to the same periods last year, while the average yield increased 38 bps and 51 bps, respectively, between periods. There were no purchases of taxable AFS investment securities during the first nine months of 2023, accounting for the decrease year over year.

The average volume of the tax-exempt investment portfolio (classified as AFS) for the three- and nine-month periods ended September 30, 2023, increased $2.2 million and $5.8 million, respectively, and the tax equivalent yield increased 26 bps and 63 bps, respectively. The Company purchased several bonds during 2023, accounting for the increase in this portfolio.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest-bearing account at the FRBB, decreased 86.6% for the three-months ended September 30, 2023, compared to the same period in 2022, and 75.3% for the nine-months ended September 30, 2023, compared to the same period in 2022. The decrease in average volume year over year is attributable to the funding of loan growth, and to a decrease in customer deposit accounts. The average yield on these funds increased 237 bps and 332 bps for the three- and nine-month periods ended September 30, 2023, versus the same periods in 2022, directly related to the increases in the fed funds rate throughout 2022 and into 2023.

The average volume of interest-bearing liabilities for the three- and nine-month periods ended September 30, 2023 increased 6.5% and 4.2%, respectively, compared to the same periods in 2022, and the average rate paid on interest-bearing liabilities increased 129 bps and 111 bps, respectively.

The average volume of interest-bearing transaction accounts increased 4.5% and 5.7%, respectively for the three- and nine-month periods ended September 30, 2023, compared to the same periods of 2022, reflecting deposit growth year over year. The average rate paid on these accounts increased 108 bps and 121 bps, respectively, between comparison periods. Interest paid on these funds accounted for 30.5% and 36.8% of total interest expense for the three- and nine-month periods of 2023, respectively.

The average volume of money market accounts decreased 1.7% and 1.3%, respectively, for the three- and nine-month periods ended September 30, 2023, compared to the same periods of 2022, while the average rate paid on these deposits increased 145 bps and 129 bps, respectively.

The average volume of savings accounts decreased 9.4% and 5.9%, respectively, for the three- and nine-month periods ended September 30, 2023, compared to the same periods in 2022, while the average rate paid on these accounts increased two bps in both comparison periods.

The average volume of time deposits increased 3.4% and decreased 0.1%, respectively, for the three- and nine-month periods ended September 30, 2023, compared to the same periods in 2022, and the average rate paid increased 151 bps and 103 bps, respectively.

As a result of the decrease in deposits, the Company has had to rely on borrowed funds to fund loan growth during the first nine months of 2023, particularly during the second and third quarters of 2023, accounting for the increase of $50.7 million for the three months ended September 30, 2023, and $23.6 million for the nine months ended September 30, 2023, compared to the respective periods in 2022. The average rate paid on borrowed funds increased by 501 bps and 480 bps for the three- and nine-month periods ended September 30, 2023, respectively.

The average volume of repurchase agreements increased 2.0% and 15.8%, respectively, for the three- and nine-month periods ended September 30, 2023, compared to the same periods in 2022 and the average rate paid increased 181 bps and 168 bps, respectively, between comparison periods.

In summary, between the three- and nine-month periods ended September 30, 2023 and 2022, the average yield on interest-earning assets increased 88 bps and 98 bps, respectively, and the average rate paid on interest-bearing liabilities increased 129 and 111 bps, respectively. Net interest spread decreased 41 bps and 13 bps, respectively, for the three- and nine-month period ended September 30, 2023, versus the same periods in 2022. Net interest margins decreased 12 bps for the three-month comparison period while increasing 12 bps for the nine-month comparison period of 2023 versus 2022.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the interim periods presented for 2023 and 2022 resulting from volume changes in daily average assets and daily average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance

Average Interest-Earning Assets

Loans, net	$1,604,361	$1,199,976	$2,804,337	$4,478,248	$2,589,356	$7,067,604
Taxable investment securities	176,734	(34,634)	142,100	696,511	(73,654)	622,857
Tax-exempt investment securities	7,527	20,960	28,487	53,602	147,771	201,373
Sweep and interest-earning accounts	347,471	(611,863)	(264,392)	1,693,895	(1,734,624)	(40,729)
Other investments	13,031	3,844	16,875	44,205	4,230	48,435
Total	$2,149,124	$578,283	$2,727,407	$6,966,461	$933,079	$7,899,540

Average Interest-Bearing Liabilities

Interest-bearing transaction accounts	$716,778	$17,200	$733,978	$2,457,812	$42,643	$2,500,455
Money market funds	509,025	(11,640)	497,385	1,274,814	(22,140)	1,252,674
Savings deposits	9,599	(3,453)	6,146	27,049	(6,318)	20,731
Time deposits	417,923	7,828	425,751	821,925	(814)	821,111
Borrowed funds	656,718	0	656,718	892,509	0	892,509
Repurchase agreements	155,475	890	156,365	446,169	13,809	459,978
Finance lease obligations	15	(1,259)	(1,244)	8	(3,710)	(3,702)
Junior subordinated debentures	122,616	0	122,616	402,790	0	402,790
Total	$2,588,149	$9,566	$2,597,715	$6,323,076	$23,470	$6,346,546

Changes in net interest income	$(439,025)	$568,717	$129,692	$643,385	$909,609	$1,552,994

(1)	Items which have shown a year-to-year increase in volume have variances allocated as follows:
Variance due to rate = Change in rate x new volume
Variance due to volume = Change in volume x old rate
Items which have shown a year-to-year decrease in volume have variances allocated as follows:
Variance due to rate = Change in rate x old volume
Variances due to volume = Change in volume x new rate

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	Income	Percent	2023	2022	Income	Percent

Service fees	$937,890	$939,807	$(1,917)	-0.20%	$2,757,629	$2,739,076	$18,553	0.68%
Income from sold loans	144,747	109,411	35,336	32.30%	358,942	508,795	(149,853)	-29.45%
Other income from loans	310,645	301,710	8,935	2.96%	1,081,093	895,884	185,209	20.67%
Other income
Income from CFS Partners	150,140	87,386	62,754	71.81%	705,343	386,217	319,126	82.63%
Exchange income	29,500	5,000	24,500	490.00%	63,500	19,950	43,550	218.30%
VISA card commission	73,176	23,576	49,600	210.38%	140,841	70,728	70,113	99.13%
Other miscellaneous income	65,493	64,713	780	1.21%	201,452	231,679	(30,227)	-13.05%
Total non-interest income	$1,711,591	$1,531,603	$179,988	11.75%	$5,308,800	$4,852,329	$456,471	9.41%

Total non-interest income increased $179,988, or 11.8%, for the three months ended September 30, 2023, and $456,471, or 9.4% for the nine months ended September 30, 2023, compared to the same periods in 2022, with significant changes noted in the following:

•	The volume of loans sold into the secondary market increased during the third quarter of 2023, but not enough to make up for the lower volume during the first two quarters of 2023, thereby accounting for the increase in the three- month comparison periods and the decrease year over year in income from sold loans.

•	Although the volume was lower in the third quarter of 2023, an increase in year to date CRE loan volume in 2023 resulted in a significant increase in documentation fees collected at origination as well as commercial rate lock fees collected, accounting for the increase in other income from loansfor both comparison periods of 2023 versus 2022.

•	Income from CFS Partners increased between periods due in part to a rebound of market prices during the latter part of the first quarter of 2023 and an increase in managed accounts. CFS Partners has a small portion of its equity capital invested in the stock market, and as a result is sensitive to general stock market conditions.

•	The Company has seen an increase in volume of Canadian funds purchased accounting for the increase in exchange income.

•	The increase in VISA card commission is attributable to additional income from a renegotiated contract in June of 2023, including a renewal incentive payment as well as an increase in the monthly commission beginning in July 2023.

•	Included in other miscellaneous income for 2022 is a one-time credit totaling $23,400 associated with a renegotiated contract with the Company’s check printing vendor, accounting for the decrease year over year.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	Expense	Percent	2023	2022	Expense	Percent

Salaries and wages	$2,164,760	$1,984,000	$180,760	9.11%	$6,718,280	$6,058,000	$660,280	10.90%
Employee benefits	797,304	629,681	167,623	26.62%	2,363,444	2,106,356	257,088	12.21%
Occupancy expenses, net	662,277	677,805	(15,528)	-2.29%	2,133,492	2,104,346	29,146	1.39%
Other expenses
Outsourcing expense	157,191	137,929	19,262	13.97%	434,541	402,891	31,650	7.86%
Service contracts - administrative	159,437	142,081	17,356	12.22%	467,926	428,254	39,672	9.26%
Telephone expense	38,493	33,039	5,454	16.51%	110,674	101,388	9,286	9.16%
Travel, entertainment and meals expense	27,363	26,794	569	2.12%	97,532	70,744	26,788	37.87%
Audit fees	137,232	122,034	15,198	12.45%	382,841	337,790	45,051	13.34%
FDIC insurance	104,000	90,637	13,363	14.74%	360,343	277,047	83,296	30.07%
Collection & non-accruing loan expense	25,500	(14,000)	39,500	-282.14%	61,500	33,000	28,500	86.36%
Other miscellaneous expenses	1,540,987	1,510,909	30,078	1.99%	4,427,598	4,309,145	118,453	2.75%
Total non-interest expense	$5,814,544	$5,340,909	$473,635	8.87%	$17,558,171	$16,228,961	$1,329,210	8.19%

Total non-interest expense increased $473,635, or 8.9% for the three months ended September 30, 2023, and $1,329,210, or 8.2%, for the nine months ended September 30, 2023, compared to the same periods in 2022, with significant changes noted in the following:

•	In addition to normal salary increases, the increase in salaries and wages year over year is attributable to new hires in the area of commercial lending and operations during the last quarter of 2022. Also contributing to the increase was a one-time salary adjustment in November of 2022 of $2,000 to all employees below vice president status that impacted the year over year comparison by $57,500.

•	The increase in employee benefits is attributable to an increase in health insurance claims year over year under the Company’s self-insured health insurance plan.

•	The increase in outsourcing expense is attributable to normal increases in costs associated with these arrangements.

•	The increase in service contracts - administrative is due to a combination of an increase in transaction-based pricing for certain contracts and contractual inflationary adjustment factors that are higher than historical increase adjustments.

•	The increase in telephone expense is attributable to a new phone system with advanced technology.

•	The increase in travel, entertainment and meals expenses is attributable to an increase in travel expenses as more seminars and training sessions return to in-person attendance.

•	The increase in audit fees reflects increased audit services due to additional audit requirements required by FDICIA due to the Company surpassing $1.0 billion asset size.

•	The Company increased the 2023 monthly accrual for FDIC insurance in anticipation of an increase in the assessment multiplier, as announced by the FDIC in late 2022.

•	Collection & non-accruing loan expenses were lower year over year due to a decrease in expenses associated with properties in the Company’s non-accruing loan portfolio.

APPLICABLE INCOME TAXES

The provision for income taxes decreased $105,046, or 12.7% for the third quarter of 2023 compared to the same quarter of 2022, as a result of the decrease in income before income taxes. An increase of $236,603, or 11.7%, is noted for the first nine months of 2023 compared to the same period in 2022, which is consistent with the increase in income before income taxes. Tax credits related to limited partnership investments amounted to $80,529 and $99,958, respectively, for the third quarter of 2023 compared to the same quarter of 2022, and $241,587 and $292,437 for the first nine months of 2023 and 2022.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $67,128 and $67,353, respectively, for the third quarter of 2023 compared to the same quarter of 2022, and $201,384 and $201,537 for the first nine months of 2023 and 2022, respectively. These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 7% and 10%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as of the balance sheet dates:

	September 30, 2023		December 31, 2022
Assets
Loans	$838,572,268	77.41%	$748,548,608	70.88%
AFS securities	181,928,461	16.79%	192,918,109	18.27%

Liabilities
Demand deposits	205,188,102	18.94%	216,093,534	20.46%
Interest-bearing transaction accounts	284,744,064	26.29%	294,050,079	27.84%
Money market funds	137,192,956	12.66%	140,117,086	13.27%
Savings deposits	159,409,376	14.72%	171,072,921	16.20%
Time deposits	114,670,421	10.59%	101,638,659	9.62%
Overnight borrowings	3,550,000	0.33%	0	0.00%
Long-term advances	45,600,000	4.21%	1,300,000	0.12%

The following table reflects the changes in the composition of the Company's major categories of assets and liabilities between the balance sheet dates, as disclosed in the table above:

	Volume Change	Percentage
Assets
Loans	$90,023,660	12.03%
AFS securities	(10,989,648)	-5.70%

Liabilities
Demand deposits	(10,905,432)	-5.05%
Interest-bearing transaction accounts	(9,306,015)	-3.16%
Money market funds	(2,924,130)	-2.09%
Savings deposits	(11,663,545)	-6.82%
Time deposits	13,031,762	12.82%
Overnight borrowings	3,550,000	100.00%
Long-term advances	44,300,000	3407.69%

The increase in the loan portfolio during the first nine months of 2023 was attributable to increases of $50.1 million in CRE loans, $13.2 million in commercial & industrial, $24.1 million in municipal loans and $7.4 million in residential 1st lien loans, which was partially offset by decreases of $1.6 million in purchased loans, and $2.7 million in residential junior lien loans. The Company has experienced strong loan activity among its commercial customers, but only minimal consumer loan activity.

The decrease in the securities AFS portfolio during the first nine months of 2023 is attributable to purchases of $4.0 million, which was offset by maturities amounting to $1.2 million and principal payments on various securities totaling $9.9 million and an increase of $3.6 million in unrealized losses arising during the first nine months of 2023, which is reflected in OCI. In management’s view, the size of the securities AFS portfolio is appropriate and proportional to the overall asset base, as this portfolio serves an important role in the Company’s liquidity position.

The decrease in the demand deposit accounts reflected a $9.3 million, or 5.7%, decrease in business DDAs and a $1.6 million, or 3.1%, decrease in retail DDAs. The decrease in interest-bearing transaction accounts consisted of a decrease of $5.9 million, or 4.86%, in consumer interest-bearing transaction accounts, a decrease of $6.4 million, or 16.0%, in municipal deposit accounts and a decrease of $5.4 million, or 6.3% in ICS deposit accounts. These decreases were partially offset by a combined increase of $8.4 million, or 18.9%, in health savings accounts and the deposit account of the Company’s trust and asset management affiliate, CFSG. The decrease in money market funds was driven by decreases of $12.3 million, or 41.8%, in ICS accounts, $6.4 million, or 6.3%, in retail money market funds, which was partially offset by an increase of $3.0 million, or 33.6%, in municipal deposits. The increase in time deposits is attributable to customer response to periodic certificate of deposit specials that have been offered. As a result of the year to date decrease in aggregate deposits, the Company had to rely on borrowed funds, including long-term advances, as a supplemental funding source, accounting for the significant increase in these funds.

UNINSURED DEPOSITS

The estimated balances of uninsured time deposits at September 30, 2023 were made up of time CDs of $18,313,231 and retirement accounts of $2,993,028. Increments of maturity of these time deposits are summarized as follows:

3 months or less	$2,162,576
Over 3 through 6 months	6,390,509
Over 6 through 12 months	9,014,818
Over 12 months	3,738,356
Total	$21,306,259

Estimated deposits in excess of the FDIC insurance level amounted to $319,620,273 at September 30, 2023 and $331,530,619 at December 31, 2022.

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

The following table summarizes the estimated impact on the Company's NII over a twelve-month period, assuming a gradual parallel shift of the yield curve beginning September 30, 2023:

Rate Change	Percent Change in NII

Down 100 bps	0.5%
Up 200 bps	-3.1%

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

As of September 30, 2023, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which previously bore a quarterly floating rate of interest equal to the 3-month London Interbank Offered Rate (LIBOR), plus 2.85%. As previously announced, 3-month LIBOR for U.S. dollar denominated deposits was phased out as of June 30, 2023. In accordance with the federal Adjustable Interest Rate (LIBOR) Act enacted in March 2022 (the “LIBOR Act”), the interest rate provisions under the Company’s debenture documents were replaced as a matter of law, as of the first London banking day after June 30, 2023 (the “LIBOR Replacement Date”) with a benchmark interest rate identified in regulations promulgated by the FRB. As required under the LIBOR Act, the Federal Reserve-identified benchmark rates specified in the final regulations for various tenors of LIBOR are based on the Secured Overnight Financing Rate (SOFR) published by the Federal Reserve Bank of New York and each includes an appropriate “tenor spread adjustment” to reflect historical spreads between LIBOR and SOFR. In accordance with the LIBOR Act and its implementing regulations, as of the LIBOR Replacement Date, the Company’s Junior Subordinated Debentures bear interest at a quarterly floating rate equal to 3-month CME SOFR, as adjusted by a spread adjustment factor of 0.26161, plus 2.85%.

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

Residential mortgage loans represented 28.3% of the Company’s loan balances at September 30, 2023, compared to 31.1% at December 31, 2022. The Company maintains a residential mortgage loan portfolio of traditional mortgage products and does not offer higher risk loan products, such as option adjustable-rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-value ratios exceeding 80% are generally covered by PMI. A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. As of September 30, 2023, junior lien home equity products made up 13.1% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

Consistent with the strategic focus on commercial lending, the commercial & industrial and CRE loan portfolios have seen solid growth over recent years. Commercial & industrial, purchased, CRE and municipal loans collectively comprised 71.3% of the Company’s loan portfolio at September 30, 2023, compared to 68.4% at December 31, 2022. The largest components of the CRE portfolio were $115.0 million in owner-occupied CRE and $161.8 million in non-owner occupied CRE at September 30, 2023.

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD. At September 30, 2023, the Company had $25.1 million in guaranteed loans with guaranteed balances of $16.8 million, compared to $27.0 million in guaranteed loans with guaranteed balances of $18.3 million at December 31, 2022. PPP loans with outstanding balances of $95,529 at September 30, 2023, and $199,664 at December 31, 2022, are included in these totals, all of which carry a 100% guarantee through the SBA, subject to borrower eligibility requirements.

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

Provision for Credit Losses

The provision for credit losses was made up of the following components for the periods indicated:

	Three Months Ended
	September 30,		Change
	2023	2022	$	%
Provision for credit losses on loans	$264,009	$125,000	$139,009	111.21%
Provision for credit losses on OBS credit exposure	(23,120)	0	(23,120)	100.00%
Provision for credit losses	$240,889	$125,000	$115,889	92.71%

	Nine Months Ended
	September 30,		Change
	2023	2022	$	%
Provision for credit losses on loans	$849,549	$1,325,000	($475,451)	-35.88%
Provision for credit losses on OBS credit exposure	(40,992)	0	(40,992)	100.00%
Provision for credit losses	$808,557	$1,325,000	($516,443)	-38.98%

The increase in the provision for credit losses for the three months ended September 30, 2023, was due to a reduction of the provision in the third quarter of 2022, which was the result of an increase in recoveries during that quarter, as well as loan growth that exceeded budget in 2023. The decrease of $516,443 year over year was driven in part by a write-down totaling $667,474, on a single non-performing loan, in March of 2022.

ACL and provisions – As stated in Note 2 of the accompanying notes to the Company’s unaudited interim consolidated financial statements, effective January 1, 2023, the Company was required to recognize credit losses under the guidance of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, rather than under the incurred loss model. The new guidance, which is referred to as the current expected credit loss, or CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses over the life of the loans. The adjustment from the adoption of CECL amounted to $549,113, net of tax and was recorded as an adjustment to retained earnings, which affects calculation of regulatory capital ratios. Changes in forecasts used in the CECL model could produce different results, quarter to quarter.

The Company’s board of directors has approved an ACL policy that provides guidance in maintaining an adequate methodology for establishing, estimating and maintaining allowances for credit losses under ASC 326. The policy creates a measurement model to establish a proper ACL based on current expected credit losses rather than incurred losses.

The Company maintains an ACL at a level that management believes is appropriate to absorb losses inherent in the loan portfolio as of the measurement date (See Note 5 of the accompanying unaudited interim consolidated financial statements). Although the Company, in establishing the ACL, considers the inherent losses in individual loans and pools of loans, the ACL is a general reserve available to absorb all credit losses in the loan portfolio. No part of the ACL is segregated to absorb losses from any loan or segment of loans.

When establishing the ACL each quarter, the Company applies a combination of significant key assumptions and methodologies, as discussed in the ACL section under Critical Accounting Policies in this MD&A and presented in Note 5 of the accompanying unaudited interim consolidated financial statements.

The following table summarizes the Company’s credit risk ratios for the balance sheet dates presented:

	September 30,	December 31,
	2023	2022

ACL to total loans outstanding	1.13%	1.16%
ACL	$9,487,973	$8,709,225
Loans outstanding	$838,572,268	$748,548,608

Non-accruing loans to loans outstanding	0.86%	1.05%
Non-accruing loans	$7,214,792	$7,890,020
Loans outstanding	$838,572,268	$748,548,608

ACL to non-accruing loans	131.51%	110.38%
ACL	$9,487,973	$8,709,225
Non-accruing loans	$7,214,792	$7,890,020

The third quarter ACL analysis indicates that the reserve balance of $9.5 million at September 30, 2023, is sufficient to cover expected credit losses that are probable and estimable as of the measurement date. Included in the ACL calculation for September 30, 2023, is a decrease to the qualitative factor adjustment for collateral within the CRE pool of loans. Management feels that the economic forecasts adequately quantify the risk in this area. Management believes the reserve balance continues to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite. While the ACL is described as consisting of separate allocated portions, the entire ACL is available to support loan losses, regardless of category. The adequacy of the ACL is presented to the full Board for approval quarterly.

Net charge-offs during the periods presented to average loans outstanding were as follows:

For the Nine Months Ended September 30,	2023	2022

Commercial & industrial	-0.29%	-0.03%
Net charge-offs during the period	$(357,643)	$(34,638)
Average amount outstanding	$121,805,882	$115,489,717

Purchased	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$6,503,285	$8,782,234

Commercial real estate	0.01%	-0.21%
Net recoveries (charge-offs) during the period	$22,058	$(667,474)
Average amount outstanding	$376,591,108	$313,919,164

Municipal	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$42,203,207	$45,161,639

Residential real estate - 1st lien	0.04%	0.06%
Net recoveries during the period	$72,588	$111,163
Average amount outstanding	$199,778,580	$184,548,015

Residential real estate - Jr lien	0.09%	0.01%
Net recoveries during the period	$28,015	$3,728
Average amount outstanding	$32,110,911	$33,260,177

Consumer	-2.16%	-0.45%
Net charge-offs during the period	$(79,195)	$(15,949)
Average amount outstanding	$3,674,543	$3,513,004

Total loans	-0.04%	-0.09%
Net charge-offs during the period	$(314,177)	$(603,170)
Average amount outstanding	$782,667,516	$704,673,950

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first nine months of 2023, the Company did not engage in any activity that created any additional types of off-balance sheet risk.

With the adoption of ASU 2016-13 (CECL), the Company is required to establish an allowance for expected credit losses on OBS credit exposures. Expected credit losses are estimated by management over the contractual period during which the Company is exposed to credit risk under a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the estimated lives of such commitments. Upon adoption of ASU 2016-13, the Company recorded an adjustment to retained earnings of $451,704 to reflect an allowance for credit losses for unfunded commitments. The allowance for credit losses for OBS credit exposures is presented in the "Accrued interest and other liabilities" line of the consolidated balance sheets. There was a decrease of $40,992 to the allowance for credit losses for OBS credit exposures during the nine months ended September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity management refers to the ability of the Company to adequately cover fluctuations in assets and liabilities. Meeting loan demand (assets) and covering the withdrawal of deposit funds (liabilities) are two key components of the liquidity management process. The Company’s principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities, sales of loans available-for-sale, and earnings and funds provided from operations. These sources are supplemented by short-term and long-term borrowings as needed. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to rollover risk on deposits and limits reliance on volatile short-term borrowed funds. Short-term funding needs arise from declines in deposits or other funding sources and from funding requirements for loan commitments. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and lower-cost funds.

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the CDARS program provide an alternative funding source when needed. At September 30, 2023, and December 31, 2022, the Company had no one-way CDARS outstanding. In addition, two-way (reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, enhance the Company’s ability to retain larger deposit balances by allowing the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits through the exchange of deposits with other participating FDIC-insured financial institutions. At September 30, 2023 and December 31, 2022, the Company reported $2.4 million and $2.8 million, respectively, in reciprocal CDARS deposits. The balance in ICS reciprocal money market deposits was $17.1 million at September 30, 2023, compared to $29.5 million at December 31, 2022, and the balance in ICS reciprocal demand deposits as of those dates was $79.9 million and $85.3 million, respectively.

On September 30, 2023 and December 31, 2022, borrowing capacity of $107.9 million and $112.3 million, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits of $23.1 million and $52.4 million, respectively.

The following table reflects the Company’s outstanding advances with FHLBB as of the dates indicated:

	September 30,	December 31,
	2023	2022
FHLBB Advances (1)
FHLBB term advance, 0.00%, due September 22, 2023	$0	$200,000
FHLBB term advance, 0.00%, due November 12, 2025	300,000	300,000
FHLBB term advance, 0.00%, due November 13, 2028	800,000	800,000
Total FRBB Advances	1,100,000	1,300,000

Overnight borrowings at 5.57%	3,550,000	0
	$4,650,000	$1,300,000

(1)

Under the JNE program, the FHLBB provides a subsidy, funded by the FHLBB’s earnings, to write down interest rates to zero percent on advances that finance qualifying loans to small businesses. JNE advances must support small business in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities.

The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 with no outstanding advances during either of the respective comparison periods. Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $59.9 million and $56.1 million, respectively, at September 30, 2023 and December 31, 2022. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 500 bps. The Company had no outstanding advances through this facility at September 30, 2023 or December 31, 2022.

As of September 30, 2023, the Company had additional potential borrowing capacity, subject to pledging of required collateral consisting of eligible U.S. Agency and U.S. Government Securities, under the FRB’s BTFP which was established in March 2023 to provide banks with an additional source of liquidity.

The Company’s advances under the BTFP were as follows:

September 30,
2023
FRBB Advances
FRB BTFP term advance, 4.92%, due April 26, 2024	$10,000,000
FRB BTFP term advance, 4.71%, due May 13, 2024	10,000,000
FRB BTFP term advance, 4.91%, due May 17, 2024	6,500,000
FRB BTFP term advance, 5.45%, due August 05, 2024	18,000.000
Total BTFP Advances	$44,500,000

As of September 30, 2023, the Company had an unsecured line of credit with one correspondent bank of $12.5 million, compared to unsecured lines of credit with two correspondent banks with aggregate available borrowing capacity totaling $20.5 million as of December 31, 2022. The Company had no outstanding advances against these credit lines as of the balance sheet dates presented.

Management believes that the combination of high levels of potentially liquid assets, unencumbered securities, cash flows from operations, and additional borrowing capacity are sufficient to meet the Company’s liquidity and capital needs.

The following table illustrates the changes in shareholders' equity from December 31, 2022 to September 30, 2023:

Balance at December 31, 2022 (book value $13.55 per common share)	$75,176,363
Cumulative change in accounting principle (Note 2)	(549,113)
Net income	9,897,608
Issuance of common stock through the DRIP	991,799
Dividends declared on common stock	(3,764,480)
Dividends declared on preferred stock	(89,063)
Change in AOCI on AFS securities, net of tax	(2,856,418)
Balance at September 30, 2023 (book value $14.08 per common share)	$78,806,696

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

As of September 30, 2023, the Bank was considered well capitalized under the standard regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy. While we believe that the Company has sufficient capital to withstand an extended economic downturn, our regulatory capital ratios could be adversely impacted by future credit losses and other operational impacts of deteriorating economic conditions and inflation.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as currently applicable regulatory capital requirements, as of the dates indicated. The calculations as of September 30, 2023 reflect adoption of ASU 2016-13 (CECL), including the beginning period cumulative effect adjustment of $549,113, which reduced retained earnings.

					Minimum		Minimum
			Minimum		For Capital		To Be Well
			For Capital		Adequacy Purposes		Capitalized Under
			Adequacy		with Conservation		Prompt Corrective
	Actual		Purposes		Buffer (1)		Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2023
Common equity tier 1 capital
(to risk-weighted assets)
Company	$89,257	11.65%	$34,467	4.50%	$53,615	7.00%	N/A	N/A
Bank	$102,537	13.40%	$34,438	4.50%	$53,571	7.00%	$49,744	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$103,644	13.53%	$45,956	6.00%	$65,104	8.50%	N/A	N/A
Bank	$102,537	13.40%	$45,918	6.00%	$65,050	8.50%	$61,224	8.00%
Total capital (to risk-weighted assets)
Company	$113,223	14.78%	$61,274	8.00%	$80,422	10.50%	N/A	N/A
Bank	$112,108	14.65%	$61,224	8.00%	$80,356	10.50%	$76,529	10.00%
Tier 1 capital (to average assets)
Company	$103,644	9.59%	$43,236	4.00%	N/A	N/A	N/A	N/A
Bank	$102,537	9.49%	$43,214	4.00%	N/A	N/A	$54,017	5.00%

December 31, 2022:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$82,770	11.74%	$31,731	4.50%	$49,359	7.00%	N/A	N/A
Bank	$96,112	13.64%	$31,703	4.50%	$49,315	7.00%	$45,793	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$97,157	13.78%	$42,308	6.00%	$59,936	8.50%	N/A	N/A
Bank	$96,112	13.64%	$42,270	6.00%	$59,883	8.50%	$56,361	8.00%
Total capital (to risk-weighted assets)
Company	$105,971	15.03%	$56,410	8.00%	$74,038	10.50%	N/A	N/A
Bank	$104,918	14.89%	$56,361	8.00%	$73,973	10.50%	$70,451	10.00%
Tier 1 capital (to average assets)
Company	$97,157	9.24%	$42,047	4.00%	N/A	N/A	N/A	N/A
Bank	$96,112	9.15%	$42,025	4.00%	N/A	N/A	$52,531	5.00%

(1)	Conservation Buffer is calculated based on risk-weighted assets and does not apply to calculations of average assets.

(2)	Applicable to banks, but not bank holding companies.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). As of September 30, 2023, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of the Company’s common stock during the three months ended September 30, 2023, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18). During the same reporting period, the Company did not have any publicly announced repurchase plans or programs.

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the nine-months ended September 30, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and nine-month interim periods ended September 30, 2023 and 2022, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: November 13, 2023	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: November 13, 2023	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the nine-months ended September 30, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and nine-month interim periods ended September 30, 2023 and 2022, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

Exhibit 104	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

