Form 10-K
period 2023-12-31
COMMUNITY BANCORP /VT
filed 2024-03-29
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-16435

Community Bancorp./VT
(Exact name of Registrant as Specified in its Charter)

Vermont	03-0284070
(State of Incorporation)	(IRS Employer Identification Number)

Address of Principal Executive Offices:  4811 US Route 5, Derby, VT  05829

Registrant’s telephone number, including area code:  (802) 334-7915

Securities registered pursuant to Section 12(b) of the Act: NONE

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section l 2(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.I0D-I(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

As of June 30, 2023, the aggregate market value of the voting stock held by non-affiliates of the registrant was $91,696,733, based on a per share trade price on June 30, 2023 of $18.50, as reported on the OTC Link ATS® system maintained by the OTC Markets Group Inc.  For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant.  However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 5,514,432 shares outstanding of the issuer’s common stock as of the close of business on March 20, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2023 (2023 Annual Report) are incorporated by reference to Part I and Part II of this Report.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2024 (2024 Annual Meeting) are incorporated by reference to Part III of this report.

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

•

Municipal and Institutional Banking - We provide banking services to meet the needs of state and local governments, schools, charities, membership and not-for-profit associations including deposit account services, tax-exempt loans, lines of credit and term loans. In addition, through an arrangement with the FHLBB, we offer a secured deposit product to our municipal customers, collateralized by FHLBB letters of credit

•	Retail Banking – We provide a full-range of consumer banking services, including checking accounts, savings programs, ATMs, debit/credit cards, night deposit facilities and online, mobile and telephone banking.

We focus on establishing and maintaining long-term relationships with our customers and are committed to providing for the financial services needs of the communities we serve.  In particular, we place particular emphasis on our relationships with individual customers and small-to-medium-sized businesses.  We actively evaluate the banking needs of our markets, including low- and moderate-income areas, and offer products that are responsive to the needs of our customer base.  Our markets provide a mix of real estate, commercial and industrial, municipal and consumer lending opportunities, as well as a stable core deposit base.  Additional information about our business, including our deposit-taking activities, lending activities and credit and risk management policies, is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2023 Annual Report filed as Exhibit 13 to this Report and is incorporated by reference in Part II, Item 7. of this report.

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

In order to compete with other bank and non-bank service providers, we stress the community orientation of our banking operations and rely to a large extent on personal relationships established by our officers, directors and employees with our customers and on strong ties to the local community.  In addition, management’s knowledge of the local community assists us in tailoring our products and services to meet the needs of our customer base.  Although competition is strong throughout our market area, management believes that we can continue to compete effectively, in view of our local market knowledge and community ties and our understanding and response to customer needs.

Employees

As of December 31, 2023, the Company did not have any employees at the holding company level.  However, as of that date, the Bank employed 120 full-time employees and 8 part-time employees.  The Bank provides our full-time and part-time employees with a comprehensive employee benefit package, including medical benefits, life insurance and a 401K retirement savings plan.  Additionally, full-time employees also have disability insurance as part of their benefit package.  The Bank is not a party to any collective bargaining agreement and management of the Bank considers our employee relations to be good.

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

Capital Adequacy Requirements. Under the Basel III regulatory capital rules adopted in 2013 by the federal banking regulators, as modified by certain provisions of the Dodd-Frank Act, the following minimum capital requirements apply to the Company and the Bank:

•	a common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6%;

•	a total risk-based capital ratio of 8%; and

•	a leverage ratio of 4%.

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of common equity equal to 2.5% of risk-weighted assets. The Company and the Bank met this capital conservation buffer requirement at December 31, 2023, with a capital conservation buffer of 7.01% for the Company and 6.90% for the Bank as of that date.  Failure to maintain the required buffer would result in limitations on permissible shareholder distributions and discretionary bonus payments.

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

The capital ratios of the Company and the Bank exceeded all applicable regulatory requirements at December 31, 2023. (See Note 22 to the Company’s audited consolidated financial statements included in Part II, Item 8 of this report for additional information about the Company’s and the Bank’s regulatory capital ratios.)

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

Since 2007 Section 404 of SOX has required management of the Company to undertake a periodic assessment of the adequacy and effectiveness of the Company’s internal control over financial reporting.  Management’s report on internal control over financial reporting as of December 31, 2023 is contained in Part II, Item 9A of this Report.  Effective December 31, 2020, as a non-accelerated filer for SEC reporting purposes, we are no longer required to obtain from our external auditors an attestation on the Company’s internal control over financial reporting and the operating effectiveness of these controls under Section 404(b) of SOX.  Nevertheless, we have incurred, and expect to continue to incur, costs in connection with our on-going compliance with Section 404.

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

Dividends.  The Company derives funds for payment of dividends to shareholders primarily from dividends received from our subsidiary, Community National Bank. Under the National Bank Act, prior approval from the OCC is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank’s net profits for that last year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.  Federal law also prohibits national banks from paying dividends greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s ACL.

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

As of December 31, 2023, the Bank was considered “well capitalized” under FDICIA’s Prompt Corrective Action capital requirements. Those capital requirements do not apply to the Company. (See Note 22 to the Company’s audited consolidated financial statements included in Part II, Item 8 of this report for additional information about the Bank’s regulatory capital ratios.)

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

The Dodd-Frank Act changed the assessment formula for determining deposit insurance premiums and modified certain insurance coverage provisions of the FDIA.  The FDIC’s implementing rules, which became effective in 2011, redefined the base for FDIC insurance assessments from the amount of insured deposits to average consolidated total assets less average tangible equity. The Bank’s total FDIC insurance assessment for 2023 was $493,654.

Brokered Deposits. Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits without prior approval of the FDIC unless it is well capitalized under the FDICIA’s prompt corrective actions guidelines.  Purchased deposits, including one-way CDARS and ICS money market and demand deposits acquired through the IntraFi Network, are considered to be brokered deposits, as is wholesale funding purchased from deposit brokers.  The Company is well capitalized and utilizes purchased deposits from time to time when deemed appropriate by management as an additional source of funding to meet loan demand and other liquidity needs. The Company also utilizes reciprocal, that is, two-way, CDARS and ICS money market and demand deposits acquired through the IntraFi Network, which allows the Company to exchange deposits with other financial institutions on a dollar-for-dollar basis in order to provide deposit insurance in excess of FDIC limits and thereby enhance customer attraction and retention, build deposits and improve net interest margins.  Reciprocal deposits are not considered to be brokered deposits, in accordance with a provision of the 2018 Regulatory Relief Act.  As of December 31, 2023 we did not have any purchased deposits outstanding.  Also as of such date, we had reciprocal deposits representing exchanged funds outstanding in the amount of $2.4 million of CDARS, $13.2 million of ICS money market deposits and $87.1 million of ICS demand deposits.

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

BSA/AML and OFAC Requirements. BSA/AML. We are subject to a number of AML requirements, which are primarily derived from the BSA, as amended by the USA Patriot Act and subsequent legislation.  These laws and regulations are designed to prevent the financial system from being used by criminals to hide illicit proceeds and to impede terrorists’ ability to access and move funds used in support of terrorist activities. Among other things, BSA/AML laws and regulations require financial institutions to establish AML programs that meet certain standards, including, in some instances, expanded reporting, particularly in the area of suspicious transactions, and enhanced information gathering and recordkeeping requirements.  We maintain an AML program designed to ensure that we are in compliance with all applicable laws, rules and regulations related to AML and anti-terrorist financing initiatives.  The AML program provides for a system of internal controls to ensure that appropriate due diligence and, when necessary, enhanced due diligence, including obtaining and maintaining appropriate documentation, is conducted at account opening and updated, as necessary, through the course of the client relationship. The AML program is also designed to ensure there are appropriate methods of monitoring transactions and account relationships to identify potentially suspicious activity and report suspicious activity to governmental authorities in accordance with applicable laws, rules and regulations.  In addition, the AML program requires the training of appropriate personnel with regard to AML and anti-terrorist financing issues and provides for independent testing to ensure that the AML program is in compliance with all applicable laws and regulations.  Non-compliance with BSA/AML laws or failure to maintain adequate policies and procedures can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a bank merger, bank holding company acquisition or certain other activities.

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

Cybersecurity.  Federal regulators have issued various guidance relating to cybersecurity, including a statement indicating that banks should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing a bank’s internet-based services.  Regulators have also issued guidance indicating that they expect a bank’s management to maintain a sufficient business continuity planning process to ensure rapid recovery, resumption, and maintenance of the bank’s operations after a cyber-attack involving destructive malware. A bank is also required to develop appropriate processes to enable recovery of data and business operations, address rebuilding network capabilities, and restore data if the bank or any of its critical service providers fall victim to this type of cyber-attack. If we do not comply with this regulatory guidance, we could be subject to various regulatory sanctions, as well as financial penalties.

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

Additional information regarding cybersecurity matters is contained in Part I, Section 1C of this report.

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

Community Reinvestment Act. The federal CRArequires banks to define the communities they serve, identify the credit needs of those communities, collect and maintain data for each small business or small farm loan originated or purchased, and maintain a public file at each banking location. The federal banking regulators examine the institutions they regulate to assess their record of meeting the credit needs of the communities they serve, including low and moderate income neighborhoods, and assign one of the following four ratings: “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance”.  On October 24, 2023, the federal banking agencies issued a final rule amending the regulations implementing the CRA.  The amendments, which take effect on April 1, 2024 and have a mandatory compliance date of January 1, 2026, retain the existing CRA rating categories, but modify the evaluation framework for banks with more than $2 billion in assets.  Smaller institutions, such as Community National Bank, will continue to be evaluated under existing criteria, but may elect to be evaluated under the modified criteria.  As of the Bank’s last CRA examination, completed by the OCC during 2023, it received a rating of “Outstanding”.

Federal Home Loan Bank System.  The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Member institutions are required to purchase and hold shares of capital stock in the applicable regional FHLB (the FHLBB, in the case of the Bank), in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLBB. The Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2023 of $964,200. As a member, the Bank is subject to future capital calls by the FHLBB in order to maintain compliance with its capital plan.

FRB Executive Compensation Guidelines.  The FRB has issued comprehensive guidance on executive compensation policies, intended to ensure that the incentive compensation practices of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking.  The guidance covers all employees that have the ability to affect materially an institution’s risk profile, either individually or as part of a group, and establishes that incentive compensation arrangements should (1) provide incentives that do not encourage risk-taking beyond the institution’s ability to identify and manage effectively; (2) be compatible with effective internal controls and risk management; and (3) be supported by strong a corporate governance structure, including active and effective oversight by the board of directors.  For institutions such as the Company that are not “large, complex banking organizations” as defined in the guidance, the FRB reviews the incentive compensation arrangements as part of its regular, risk-focused examination process and not in a separate examination.  These examinations are tailored to the scope and complexity of the institution’s activity and compensation arrangements.  The findings are included in the FRB’s examination report and deficiencies incorporated into the institution’s supervisory ratings.  Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the institution’s safety and soundness and the institution fails to take prompt and effective measures to correct the deficiencies.

LIBOR.  On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to address references to LIBOR in contracts governed by U.S. law that do not have effective fallback provisions providing for a benchmark rate to replace LIBOR when LIBOR is no longer published. In December 2022, the FRB adopted a final rule implementing the LIBOR Act which establishes benchmark rates based on SOFR (Secured Overnight Financing Rate) for LIBOR contracts with ineffective fallback provisions.  The applicable replacement became effective as of the first London banking day after June 30, 2023 (the” LIBOR Replacement Date”).  The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, 3-month, 6-month, and 12-month LIBOR and specifies a spread adjustment for each tenor of SOFR to reflect historical spreads between SOFR and LIBOR.  In accordance with the LIBOR Act and regulations, effective on the LIBOR Replacement Date, the Company’s $12,887,000 principal amount of outstanding Junior Subordinated Debentures, which previously bore a quarterly floating rate equal to 3-month LIBOR, plus 2.85%, now bear interest at a quarterly floating rate equal to 3-month CME Term SOFR, as adjusted by a spread adjustment factor of 0.26161 percent, plus 2.85%.

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

In response to the COVID-19 pandemic, in March 2020 the FRB lowered the target federal funds rate to 0% to 0.25%, where it remained through the end of 2021.  In response to the increase in inflationary pressures throughout 2021 and 2022, beginning in March 2022 the FOMC has engaged in a tightening of monetary policy, rapidly increasing the target federal funds range from a target of 0% to 0.25% to a target range of 5.25% to 5.50% by year end 2023.  Decreases are anticipated beginning in the second half of 2024, although the outlook remains uncertain.

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

In addition, increases in interest rates may increase our funding costs if we are required to pay higher rates on deposits in response to competitive pressures.  Further, higher rates will increase the dividend rate on our Series A preferred stock, which is tied to the prime rate, and the interest rate on our debentures, which is tied to SOFR.  Higher preferred stock dividend payments and debenture interest costs would decrease the amount of funds available for payment of dividends on our common stock.

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

We are subject to credit risk and if our ACL is not adequate to cover actual losses, our earnings could decrease.

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

We periodically make a determination of the adequacy of our ACL based on available information, including, but not limited to, the quality of the loan portfolio as indicated by loan risk ratings, economic conditions, the value of the underlying collateral and the level of non-accruing and criticized loans. Management relies on its loan officers and credit quality reviews, its experience and its evaluation of economic conditions, among other factors, in determining the amount of the provision required for the allowance. Additions to this allowance result in a provision expense for the period. If, as a result of general economic conditions, previously incorrect assumptions, an increase in defaulted loans, or other pertinent factors, we determine that additional increases in the ACL are necessary, additional expenses may be incurred.

Determining the amount of the ACL inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and trends, all of which may undergo material changes. At any time, we are likely to have loans in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be certain that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit or correctly estimate losses on those loans that are identified.  The OCC, our subsidiary Bank’s primary federal regulator, reviews the loan portfolio from time to time as part of its regulatory examination and may request that we increase the ACL. Changes in economic conditions or individual business or personal circumstances affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance.  In addition, if charge-offs in future periods exceed the ACL, we will need to make additional provisions to restore the allowance. Any provisions to increase or restore the ACL would decrease our net income and, possibly, our capital, and could have an adverse effect on our results of operations and financial condition.

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

The FASB has implemented an accounting standard update that has resulted in significant changes in how we recognize credit losses and may have a material impact on our results of operations, financial condition or liquidity in future periods.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which replaces the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses over the term of the loan as of the measurement date. The new guidance, which is referred to as the CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses.  Adoption of the CECL model became mandatory for the Company effective January 1, 2023. Transition to CECL could result in additional uncertainty in estimating our credit losses.

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

As of January 1, 2015, we were required to comply with the Basel III capital rules issued by the federal banking agencies that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act.  These capital rules require banks and bank holding companies to maintain a minimum common equity Tier I capital ratio of 4.5% of risk-weighted assets, a minimum Tier I capital ratio of 6.0% of risk-weighted assets, a minimum total capital ratio of 8.0% of risk-weighted assets, and a minimum leverage ratio of 4.0%.  The capital rules require the Bank and the Company to maintain a 2.5% common equity Tier I capital conservation buffer above the minimum risk-based capital requirements for adequately capitalized institutions in order to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases.  The Company and the Bank met these requirements as of December 31, 2023.  The Basel III capital rules permanently grandfathered trust preferred securities issued before May 19, 2010 for institutions with less than $15.0 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital.  Our trust preferred securities qualify for this grandfather treatment.  The Basel III capital rules also increased the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations, but retained the previous capital treatment of residential mortgages. These standards could adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.  Under the rules, we were permitted to make, and did make, a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital.

We may be required to write down goodwill.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets.  The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired.  At December 31, 2023, our goodwill totaled approximately $11.6 million, created in connection with the LyndonBank acquisition in 2007.  Under current accounting standards, if we determine goodwill is impaired, we would be required to write down the value of this asset to fair value.  We conduct a review each year, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired.  We last completed a goodwill impairment analysis as of December 31, 2023, and concluded goodwill was not impaired.  We cannot provide assurance that we will not be required to take an impairment charge in the future.  Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

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

Our future effective tax rates and tax liabilities could be unfavorably affected by increases in applicable tax rates, such as from the expiration of the 2017 Tax Act rate reductions, and by other changes in federal or state tax laws, regulations and agency interpretations. Our effective tax rates could also be affected by changes in the valuation of our deferred tax assets and liabilities or by the outcomes of any examinations of our income tax returns by the IRS or our state income, franchise, sales and use or other tax returns by the Vermont Department of Taxes.  Our results of operations and financial condition could also be adversely affected in the short-term by decreases in applicable tax rates that require us to revalue our deferred tax asset, as occurred in 2017 as a result of passage of the 2017 Tax Act.

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

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 1C.  Cybersecurity Risk

The banking industry is increasingly reliant on information technology systems and digital platforms to conduct business operations, process transactions, and interact with customers. As a result, we are exposed to various cybersecurity risks, including but not limited to

:

•	Cyber attacks: We are vulnerable to cyber attacks including malware, phishing, ransomware, and denial-of-service attacks, could disrupt operations, compromise sensitive information, and result in financial losses.
•	Data Breaches: Despite implementing robust security measures, systems and networks may be breached, leading to unauthorized access to customer data, proprietary information, or intellectual property.
•	Third-Party Risks: We rely on third-party service providers and vendors which exposes the Company to cybersecurity risks associated with systems and processes. A breach or failure in critical systems could impact operations and reputation.
•	Regulatory Compliance: The Company is subject to various regulatory requirements related to cybersecurity, data protection, and privacy. Non-compliance with these regulations could result in financial penalties, legal liabilities, and reputational damage.
•	Reputation Risk: A significant cybersecurity incident could damage the Company’s reputation and erode customer trust, leading to customer attrition, negative publicity, and loss of business opportunities.
•	Operational Disruption: Cybersecurity incidents may disrupt operations, including online banking services, payment processing, and customer support, resulting in financial losses and operational inefficiencies.
•	Financial Impact: Cybersecurity incidents may result in direct financial losses, such as fraud-related expenses, remediation costs, and legal fees, as well as indirect costs associated with business interruption and reputational damage.

We have implemented a comprehensive Information Security Program to mitigate these risks, which includes:

•	Regular risk assessments and vulnerability testing of systems and networks.
•	Deployment of advanced cybersecurity technologies, including firewalls, intrusion detection systems, and encryption protocols.
•	Employee training and awareness programs to enhance cybersecurity awareness and promote best practices.
•	Incident response and business continuity plans to ensure a timely and effective response to cybersecurity incidents.

The Information Security Program is led by the Company’s Information Security Officer (ISO) who works with the Privacy Officer, Security Officer, and IT Manager to review and identify security risks and controls within each functional area of the Bank. Risk assessments are updated at least annually or more frequently if circumstances warrant.  Status and compliance with the program is reported by the ISO to the Information Technology Steering Committee and the Board annually or more frequently if circumstances warrant. The report discusses material matters relating to the program including the risk assessment; risk management and control decisions; service provider arrangements; results of monitoring and testing; security breaches and management’s responses; gaps; and recommendations for changes to the program.

However, despite these efforts, we cannot guarantee that these cybersecurity measures will prevent all cyber threats or mitigate all potential impacts. Cybersecurity threats are constantly evolving, and the Company may be susceptible to new and unforeseen risks in the future.

In conclusion, cybersecurity risks pose significant challenges to business operations and financial stability. The Company continuously monitors and evaluates its cybersecurity posture to adapt to emerging threats and safeguard customers’ information and assets.

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

Item 4.  Mine Safety Disclosures

Not Applicable

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the trading market in, market price of, and dividends paid on, the Company’s common stock is incorporated by reference to the section of the 2023 Annual Report under the caption “Common Stock Performance by Quarter” immediately following the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed as Exhibit 13 to this report.  The balance of the information required by item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies under applicable SEC disclosure rules, as amended in 2018 Release Nos. 33-10513 and 34-83550.

There were no purchases of the Company’s common stock during the three months ended December 31, 2023, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18), nor did the Company have any publicly announced repurchase plans or programs.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the section of the 2023 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” immediately following the “Notes to Consolidated Financial Statements”, filed as Exhibit 13 to this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 and 34-83550.

Item 8.  Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry Dunn McNeil & Parker, LLC are incorporated herein by reference from the 2023 Annual Report, filed as Exhibit 13 to this report.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  As of December 31, 2023, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures as of December 31, 2023 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2023. The standard measures adopted by Management in making its evaluation are the measures in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, Management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

In accordance with relief granted to non-accelerated filers as defined in SEC Release No. 34-88365, this Annual Report does not contain an attestation report of the Company’s independent registered public accounting firm regarding management’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The following is incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting.

Listing of the names, ages, principal occupations, business experience and specific qualifications of the incumbent directors and nominees under the caption “PROPOSAL I - ELECTION OF DIRECTORS.”

Listing of the names, ages, titles and business experience of the executive officers under the caption EXECUTIVE OFFICERS.”

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the caption “SHARE OWNERSHIP INFORMATION –Delinquent Section 16(a) Reports.”

Information regarding changes in the Company’s procedures for submission of director nominations by shareholders under the caption “SHAREHOLDER NOMINATIONS AND OTHER PROPOSALS.”

Information regarding whether a member of the Audit Committee qualifies as an audit committee financial expert under applicable SEC rules, under the caption “CORPORATE GOVERNANCE - Board Committees.”

Information regarding the Company’s Insider Trading Policy under the caption “CORPORATE GOVERNANCE - Insider Trading Policy”.

The Code of Ethics for Senior Financial Officers and the Principal Executive Officer is available on the Company’s website at www.communitybancorpvt.com.  The Code is also listed as Exhibit 14 to this report and incorporated by reference to a prior filing with the SEC.  There were no waivers of any provision of the Code during 2023.

Item 11.  Executive Compensation

The following is incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting:

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting:

Information regarding the share ownership of management and principal shareholders under the caption “SHARE OWNERSHIP INFORMATION.”

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following is incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting:

Information regarding transactions with management under the caption “CORPORATE GOVERNANCE -Transactions with Management.”

Information regarding the independence of directors under the caption “CORPORATE GOVERNANCE – Director Independence.”

Item 14.  Principal Accountant Fees and Services

The following is incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting under the caption “PROPOSAL 2 - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors”:

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

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(b)   Financial Statements

The following are included in this report and are incorporated by reference to the 2023 Annual Report, filed as Exhibit 13 to this report:

Consolidated Balance Sheets at December 31, 2023 and 2022
Consolidated Statements of Income for the years ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
Notes to Consolidated Financial Statements
Report of Berry Dunn McNeil & Parker, LLC, independent registered public accountants (PC AOB Reg. No. – 136)

(b)  Exhibits

The following exhibits, previously filed with the Commission, are incorporated by reference:

Exhibit 3(i)	Amended and Restated Articles of Association, filed as Exhibit 3.1 to the Company’s Form 10-Q Report filed on August 12, 2014.
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
Exhibit 10(iv)*

Description of the Directors Retirement Plan, filed as Exhibit 10(iv) to the Company’s Form 10-K Report filed on March 30, 2005; as such description was amended in the Company’s Form 8-K Report filed on December 19, 2005.

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

Exhibit 14	Amended Code of Ethics for Senior Financial Officers and the Principal Executive Officer, filed as Exhibit 14 to the Company’s Form 8-K Report on July 12, 2010.

The following exhibits are filed as part of this report:

Exhibit 13	Portions of the 2023 Annual Report, specifically incorporated by reference into this report.

Exhibit 19	Community Bancorp. and Subsidiary Insider Trading Compliance Policy

Exhibit 21	Subsidiaries of Community Bancorp.

Exhibit 23	Consent of Berry Dunn McNeil & Parker, LLC

Exhibit 31.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income (loss), (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2023 and 2022.

*   Denotes compensatory plan or arrangement.

Item 16.  Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP.
/s/Kathryn M. Austin	Date: March 29, 2024
Kathryn M. Austin, President and Chief
Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Kathryn M. Austin	Date: March 29, 2024
Kathryn M. Austin, President and Chief
Executive Officer (Principal Executive Officer)

/s/Louise M. Bonvechio	Date: March 29, 2024
Louise M. Bonvechio, Corporate Secretary and
Treasurer (Principal Financial Officer)

/s/Nikole B. Brainard	Date: March 29, 2024
Nikole B. Brainard
(Principal Accounting Officer)

COMMUNITY BANCORP. DIRECTORS
/s/Thomas E. Adams	Date: March 29, 2024
Thomas E. Adams

/s/Kathryn M. Austin	Date: March 29, 2024
Kathryn M. Austin

/s/Bruce Baker	Date: March 29, 2024
Bruce Baker

/s/David M. Bouffard	Date: March 29, 2024
David M. Bouffard

/s/Christopher L. Caldwell	Date: March 29, 2024
Christopher L. Caldwell

/s/Aminta K. Conant	Date: March 29, 2024
Aminta K. Conant

/s/Jacques R. Couture	Date: March 29, 2024
Jacques R. Couture

/s/ David P. Laforce	Date: March 29, 2024
David P. Laforce

/s/Rosemary M. Lalime	Date: March 29, 2024
Rosemary M. Lalime

/s/Stephen P. Marsh	Date: March 29, 2024
Stephen P. Marsh, Board Chair

/s/Carol Martin	Date: March 29, 2024
Carol Martin

/s/Emma Marvin	Date: March 29, 2024
Emma Marvin

/s/Jeffrey L. Moore	Date: March 29, 2024
Jeffrey L. Moore

/s/Frederic Oeschger	Date: March 29, 2024
Fredric Oeschger

/s/James G. Wheeler, Jr.	Date: March 29, 2024
James G. Wheeler, Jr.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☐  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

COMMUNITY BANCORP.

EXHIBITS

EXHIBIT INDEX*

Exhibit 13	Portions of the 2023 Annual Report, specifically incorporated by reference into this report.

Exhibit 19	Community Bancorp. and Subsidiary Insider Trading Compliance Policy

Exhibit 21	Subsidiaries of Community Bancorp.

Exhibit 23	Consent of Berry Dunn McNeil & Parker, LLC

Exhibit 31.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification from the Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income (loss), (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2023 and 2022.

*  Other than exhibits incorporated by reference to prior filings.

**  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

