Form 10-Q
period 2024-03-31
COMMUNITY BANCORP /VT
filed 2024-05-15
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Yes ☐   No ☒

At May 10, 2024, there were 5,534,819 shares outstanding of the Corporation's common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	March 31,	December 31,
Consolidated Balance Sheets	2024	2023
	(Unaudited)

Assets
Cash and due from banks	$11,236,615	$15,001,122
Federal funds sold and overnight deposits	4,679,782	5,433,391
Total cash and cash equivalents	15,916,397	20,434,513
Securities available-for-sale	180,577,058	190,706,019
Restricted equity securities, at cost	1,977,350	1,642,350
Loans held-for-sale	441,000	0
Loans	866,352,361	845,429,854
Allowance for credit losses	(10,027,768)	(9,842,725)
Deferred net loan costs	589,095	573,169
Net loans	856,913,688	836,160,298
Bank premises and equipment, net	12,375,501	12,371,371
Accrued interest receivable	4,852,826	4,246,798
Bank owned life insurance	5,252,858	5,232,703
Goodwill	11,574,269	11,574,269
Other assets	17,238,023	16,976,613
Total assets	$1,107,118,970	$1,099,344,934

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$185,831,108	$202,969,957
Interest-bearing transaction accounts	291,012,736	297,030,893
Money market funds	120,044,494	121,375,419
Savings	150,718,352	151,570,686
Time deposits, $250,000 and over	30,182,543	24,676,853
Other time deposits	105,965,451	99,343,974
Total deposits	883,754,684	896,967,782
Repurchase agreements	27,166,247	36,255,920
Borrowed funds	85,200,000	54,600,000
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	8,707,076	9,605,418
Total liabilities	1,017,715,007	1,010,316,120

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 15 shares issued and outstanding at 03/31/24 and 12/31/23 ($100,000 liquidation value, per share)	1,500,000	1,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,745,307 shares issued at 03/31/24 and 5,724,151 shares issued at 12/31/23	14,363,268	14,310,378
Additional paid-in capital	37,882,139	37,574,578
Retained earnings	55,720,936	54,198,230
Accumulated other comprehensive loss	(17,439,603)	(15,931,595)
Less: treasury stock, at cost; 210,101 shares at 03/31/24 and 12/31/23	(2,622,777)	(2,622,777)
Total shareholders' equity	89,403,963	89,028,814
Total liabilities and shareholders' equity	$1,107,118,970	$1,099,344,934

Book value per common share outstanding	$15.88	$15.87

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended March 31,
Consolidated Statements of Income	2024	2023
(Unaudited)

Interest income
Interest and fees on loans	$11,678,217	$9,376,025
Interest on taxable debt securities	972,349	943,478
Interest on tax-exempt debt securities	80,411	90,658
Dividends	42,384	30,653
Interest on federal funds sold and overnight deposits	85,933	329,411
Total interest income	12,859,294	10,770,225

Interest expense
Interest on deposits	3,080,172	1,844,747
Interest on borrowed funds	945,816	24,520
Interest on repurchase agreements	198,892	132,128
Interest on junior subordinated debentures	276,769	245,465
Total interest expense	4,501,649	2,246,860

Net interest income	8,357,645	8,523,365
Credit loss expense	313,579	286,526
Net interest income after credit loss expense	8,044,066	8,236,839

Non-interest income
Service fees	897,920	880,288
Income from sold loans	79,104	107,535
Other income from loans	254,601	428,572
Other income	402,282	342,382
Total non-interest income	1,633,907	1,758,777

Non-interest expense
Salaries and wages	2,458,000	2,288,760
Employee benefits	899,236	754,270
Occupancy expenses, net	722,503	770,986
Other expenses	2,220,405	2,065,686
Total non-interest expense	6,300,144	5,879,702

Income before income taxes	3,377,829	4,115,914
Income tax expense	554,928	777,153
Net income	$2,822,901	$3,338,761

Earnings per common share	$0.51	$0.61
Weighted average number of common shares used in computing earnings per share	5,521,509	5,444,040
Dividends declared per common share	$0.23	$0.23

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended March 31,
	2024	2023

Net income	$2,822,901	$3,338,761

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) income on securities AFS arising during the period	(1,908,870)	3,383,314
Tax effect	400,862	(710,496)
Other comprehensive (loss) income, net of tax	(1,508,008)	2,672,818
Total comprehensive income	$1,314,893	$6,011,579

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended March 31, 2024
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

Balance January 1, 2024	$14,310,378	$1,500,000	$37,574,578	$54,198,230	$(15,931,595)	$(2,622,777)	$89,028,814

Issuance of common stock	52,890		307,561				360,451
Cash dividends declared
Common stock				(1,268,320)			(1,268,320)
Preferred stock				(31,875)			(31,875)
Comprehensive income
Net income				2,822,901			2,822,901
Other comprehensive loss					(1,508,008)		(1,508,008)
Balance March 31, 2024	$14,363,268	$1,500,000	$37,882,139	$55,720,936	$(17,439,603)	$(2,622,777)	$89,403,963

	Three Months Ended March 31 2023
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

Balance January 1, 2023	$14,119,275	$1,500,000	$36,383,235	$46,464,447	$(20,667,817)	$(2,622,777)	$75,176,363

Cumulative change in accounting principle (Note 2)				(549,113)			(549,113)
Balance at January 1, 2023 (as adjusted for				45,915,334			74,627,250
Change in accounting principle)
Issuance of common stock	43,693		276,184				319,877
Cash dividends declared
Common stock				(1,250,794)			(1,250,794)
Preferred stock				(28,125)			(28,125)
Comprehensive income
Net income				3,338,761			3,338,761
Other comprehensive income					2,672,818		2,672,818
Balance March 31, 2023	$14,162,968	$1,500,000	$36,659,419	$47,975,176	$(17,994,999)	$(2,622,777)	$79,679,787

*Accumulated other comprehensive loss

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three Months Ended March 31,
	2024	2023

Cash Flows from Operating Activities:
Net income	$2,822,901	$3,338,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, bank premises and equipment	258,219	276,656
Credit loss expense	313,579	286,526
Deferred income tax	165,056	(68,835)
Gain on sale of loans	(12,092)	(29,331)
Gain on sale of bank premises and equipment	(13,981)	0
Income from CFS Partners	(294,327)	(252,051)
Amortization of bond premium, net	53,550	66,815
Proceeds from sales of loans held for sale	690,092	1,637,381
Originations of loans held for sale	(1,119,000)	(1,608,050)
Increase in taxes payable	240,670	778,860
(Increase) decrease in interest receivable	(606,028)	103,159
Decrease in mortgage servicing rights	22,276	23,370
Decrease in right-of-use assets	44,281	50,321
Decrease in operating lease liabilities	(48,495)	(53,751)
Increase in other assets	(143,424)	(72,609)
Increase in cash surrender value of BOLI	(20,155)	(19,615)
Amortization of limited partnerships	149,202	67,128
Change in net deferred loan fees and costs	(15,926)	(16,336)
Increase (decrease) in interest payable	200,624	(2,485)
Decrease in accrued expenses	(1,069,838)	(1,040,367)
Increase in other liabilities	77,844	73,186
Net cash provided by operating activities	1,695,028	3,538,733

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	8,166,541	3,555,278
Proceeds from redemption of restricted equity securities	1,424,800	67,800
Purchases of restricted equity securities	(1,759,800)	(92,600)
Investments in limited liability entities	0	(1,000)
Increase in loans, net	(21,073,009)	(10,074,935)
Capital expenditures net of proceeds from sales of bank premises and equipment	(292,650)	(158,971)
Recoveries of loans charged off	17,746	132,860
Net cash used in investing activities	(13,516,372)	(6,571,568)

7

	2024	2023

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(23,157,006)	(29,855,106)
Net decrease in money market and savings accounts	(2,183,259)	(8,183,145)
Net increase in time deposits	12,127,167	3,611,070
Net (decrease) increase in repurchase agreements	(9,089,673)	4,980,207
Net increase in short-term borrowings	25,600,000	0
Proceeds from long-term borrowings	5,000,000	0
Decrease in finance lease obligations	(56,229)	(54,493)
Dividends paid on preferred stock	(31,875)	(28,125)
Dividends paid on common stock	(905,897)	(932,901)
Net cash provided by (used in) financing activities	7,303,228	(30,462,493)

Net decrease in cash and cash equivalents	(4,518,116)	(33,495,328)
Cash and cash equivalents:
Beginning	20,434,513	71,140,328
Ending	$15,916,397	$37,645,000

Supplemental Schedule of Cash Paid During the Period:
Interest	$4,301,025	$2,249,345

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized (loss) gain on securities AFS	$(1,908,870)	$3,383,314

Common Shares Dividends Paid:
Dividends declared	$1,268,320	$1,250,794
(Increase) decrease in dividends payable attributable to dividends declared	(1,972)	1,984
Dividends reinvested	(360,451)	(319,877)
Total dividends paid	$905,897	$932,901

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Consolidation and Certain Definitions

Basis of Presentation and Consolidation. The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial condition and results of operations of the Company and its subsidiary, Community National Bank (the Bank), contained herein have been made.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, contained in the Company's Annual Report on Form 10-K.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for any other interim period or the full annual period ending December 31, 2024.

The Company is considered a “smaller reporting company” and a “non-accelerated filer” under the disclosure rules of the SEC.  Accordingly, the Company has elected to provide smaller reporting company scaled disclosures where management deems it appropriate, and to provide its audited consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two year, rather than a three year, period.is considered a “smaller reporting company” under the disclosure rules of the SEC, as amended in 2018.

In addition to the definitions provided elsewhere in this quarterly report, the definitions, acronyms and abbreviations identified below are used throughout this report, including in Part I. “Financial Information” and Part II. “Other Information” and are intended to aid the reader and provide a reference page when reviewing this report.

ABS:	Asset backed security	FASB:	Financial Accounting Standards Board
ACL:	Allowance for Credit Losses	FDIC:	Federal Deposit Insurance Corporation
AFS:	Available-for-sale	FDICIA:	Federal Deposit Insurance Corporation
Agency MBS:	MBS issued by a US government agency		Improvement Act of 1991
	or GSE	FHLBB:	Federal Home Loan Bank of Boston
ALCO:	Asset Liability Committee	FHLMC:	Federal Home Loan Mortgage Corporation
ALL:	Allowance for Loan Losses	FOMC:	Federal Open Market Committee
AOCI:	Accumulated other comprehensive income	FRB:	Federal Reserve Board
ASC:	Accounting Standards Codification	FRBB:	Federal Reserve Bank of Boston
ASU:	Accounting Standards Update	GAAP:	Generally Accepted Accounting Principles
Bancorp:	Community Bancorp.		in the United States
Bank:	Community National Bank	GSE:	Government sponsored enterprise
BHG:	Bankers Healthcare Group	HTM:	Held-to-maturity
BIC:	Borrower-in-Custody	ICS:	Insured Cash Sweeps of the IntraFi Network
Board:	Board of Directors	IRS:	Internal Revenue Service
BOLI:	Bank owned life insurance	JNE:	Jobs for New England
bp or bps:	Basis point(s)	Jr:	Junior
BTFP:	Bank Term Funding Program	LIBOR	London Interbank Offered Rate
CDARS:	Certificate of Deposit Accounts Registry	MBS:	Mortgage-backed security
	Service of the IntraFi Network	MSRs:	Mortgage servicing rights
CDs:	Certificates of deposit	NII:	Net interest income
CDI:	Core deposit intangible	OAS:	Other amortizing security
CECL:	Current Expected Credit Loss	OBS:	Off-balance sheet
CFSG:	Community Financial Services Group, LLC	OCI:	Other comprehensive income (loss)
CFS Partners:	Community Financial Services Partners,	OREO:	Other real estate owned
	LLC	OTTI:	Other-than-temporary impairment
CME:	CME Group Benchmark Administration Ltd.	PMI:	Private mortgage insurance
CMO:	Collateralized Mortgage Obligations	PPP:	Paycheck Protection Program
Company:	Community Bancorp. and Subsidiary	RD:	USDA Rural Development
CRE:	Commercial Real Estate	SBA:	U.S. Small Business Administration
DCF:	Discounted cash flow	SEC:	U.S. Securities and Exchange Commission
DDA or DDAs:	Demand Deposit Account(s)	SOFR:	Secured Overnight Financing Rate
DTC:	Depository Trust Company	USDA:	U.S. Department of Agriculture
DRIP:	Dividend Reinvestment Plan	VA:	U.S. Veterans Administration
Exchange Act:	Securities Exchange Act of 1934

Note 2. Recent Accounting Developments

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. The ASU provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information, such as requiring the disclosure of specific categories in the rate reconciliation and the disaggregation of income tax expense and income taxes paid by federal, state, and foreign taxes. The ASU is effective for annual periods beginning after December 15, 2024. The Company does not believe the ASU will have a material impact on the Company's consolidated financial statements.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended March 31,	2024	2023

Net income, as reported	$2,822,901	$3,338,761
Less: dividends to preferred shareholders	31,875	28,125
Net income available to common shareholders	$2,791,026	$3,310,636
Weighted average number of common shares used in calculating earnings per share	5,521,509	5,444,040
Earnings per common share	$0.51	$0.61

Note 4. Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2024
U.S. GSE debt securities	$12,000,000	$0	$1,265,019	$10,734,981
U.S. Government securities	37,667,290	0	1,819,960	35,847,330
Taxable Municipal securities	300,000	0	50,877	249,123
Tax-exempt Municipal securities	10,817,528	99,168	548,726	10,367,970
Agency MBS	129,230,659	215,636	18,265,414	111,180,881
ABS and OAS	2,352,806	0	175,253	2,177,553
CMO	9,541,222	0	221,002	9,320,220
Other investments	743,000	0	44,000	699,000
Total	$202,652,505	$314,804	$22,390,251	$180,577,058

December 31, 2023
U.S. GSE debt securities	$12,000,000	$0	$1,172,426	$10,827,574
U.S. Government securities	41,207,049	0	1,943,800	39,263,249
Taxable Municipal securities	300,000	0	53,035	246,965
Tax-exempt Municipal securities	10,832,494	158,982	517,691	10,473,785
Agency MBS	132,043,238	321,880	16,502,319	115,862,799
ABS and OAS	2,533,872	0	186,251	2,347,621
CMO	10,963,942	0	226,346	10,737,596
Other investments	992,000	0	45,570	946,430
Total	$210,872,595	$480,862	$20,647,438	$190,706,019

The Company had investments in Agency MBS exceeding 10% of shareholders’ equity with a book value of $129.2 million and $132.0 million, respectively, and a fair value of $111.2 million and $115.9 million, respectively, as of  March 31, 2024 and December 31, 2023.

There was no ACL on AFS debt securities as of March 31, 2024 or December 31, 2023.

Investment securities pledged as collateral for repurchase agreements consisted of certain U.S. GSE debt securities, Agency MBS, ABS and OAS, and CMO.  These repurchase agreements mature daily.  The aggregate amortized cost and fair value of these pledged investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

March 31, 2024	$58,090,195	$50,043,997
December 31, 2023	59,300,089	52,107,148

Investment securities pledged as collateral for BTFP borrowings consisted of U.S. Government securities and U.S. GSE debt securities with an aggregate amortized cost and fair value of these pledged investments as of the balance sheet dates as follows:

	Amortized	Fair
	Cost	Value

March 31, 2024	$78,357,926	$69,429,684
December 31, 2023	49,232,069	43,795,542

There were no sales of debt securities during the first three months of 2024 or 2023.

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
March 31, 2024
Due in one year or less	$17,783,017	$17,414,714
Due from one to five years	38,349,022	35,767,347
Due from five to ten years	4,392,490	4,028,539
Due after ten years	12,897,317	12,185,577
Agency MBS	129,230,659	111,180,881
Total	$202,652,505	$180,577,058

December 31, 2023
Due in one year or less	$17,366,548	$17,061,882
Due from one to five years	43,976,469	41,245,991
Due from five to ten years	4,485,724	4,141,301
Due after ten years	13,000,616	12,394,046
Agency MBS	132,043,238	115,862,799
Total	$210,872,595	$190,706,019

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
March 31, 2024
U.S. GSE debt securities	$0	$0	$10,734,981	$1,265,019	11	$10,734,981	$1,265,019
U.S. Government securities	0	0	35,847,330	1,819,960	51	35,847,330	1,819,960
Taxable Municipal securities	0	0	249,123	50,877	1	249,123	50,877
Tax-exempt Municipal securities	1,541,929	15,011	4,021,541	533,715	12	5,563,470	548,726
Agency MBS	4,581,444	14,398	99,966,083	18,251,016	121	104,547,527	18,265,414
ABS and OAS	0	0	2,177,553	175,253	4	2,177,553	175,253
CMO	0	0	9,320,220	221,002	9	9,320,220	221,002
Other investments	0	0	699,000	44,000	3	699,000	44,000
Total	$6,123,373	$29,409	$163,015,831	$22,360,842	212	$169,139,204	$22,390,251

December 31, 2023
U.S. GSE debt securities	$0	$0	$10,827,574	$1,172,426	11	$10,827,574	$1,172,426
U.S. Government securities	0	0	39,263,249	1,943,800	54	39,263,249	1,943,800
Taxable Municipal securities	0	0	246,965	53,035	1	246,965	53,035
Tax-exempt Municipal securities	529,571	9,468	4,058,155	508,223	10	4,587,726	517,691
Agency MBS	1,328,433	9,218	103,000,706	16,493,101	119	104,329,139	16,502,319
ABS and OAS	0	0	2,347,621	186,251	4	2,347,621	186,251
CMO	3,309,165	18,554	7,428,431	207,792	10	10,737,596	226,346
Other investments	0	0	946,430	45,570	4	946,430	45,570
Total	$5,167,169	$37,240	$168,119,131	$20,610,198	213	$173,286,300	$20,647,438

The Company adopted ASU No. 2016-13 effective January 1, 2023, which requires credit losses on debt securities AFS to be recorded in an allowance for credit losses and eliminates the concept of OTTI for debt securities AFS. Under the ASU, if the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the credit loss is recorded through an allowance rather than as a write-down of the security. As of March 31, 2024, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the debt securities AFS in an unrealized loss position prior to recovery and determined that no individual debt securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributed to increases in market interest rates since these securities were purchased under other market conditions.

Note 5.  Loans, Allowance for Credit Losses, Credit Quality and Off-Balance Sheet Credit Exposures

The composition of net loans as of the balance sheet dates was as follows:

	March 31, 2024		December 31, 2023

Commercial & industrial	$128,888,792	14.88%	$121,705,707	14.40%
Purchased	10,207,364	1.18%	10,568,922	1.25%
Commercial real estate	425,875,535	49.16%	414,880,621	49.07%
Municipal	56,928,434	6.57%	54,466,988	6.44%
Residential real estate - 1st lien	209,938,344	24.23%	208,824,888	24.70%
Residential real estate - Jr lien	31,537,859	3.64%	31,668,811	3.75%
Consumer	2,976,033	0.34%	3,313,917	0.39%
Total loans	866,352,361	100.00%	845,429,854	100.00%

ACL	(10,027,768)		(9,842,725)
Deferred net loan costs	589,095		573,169
Net loans	$856,913,688		$836,160,298

(1)	As of March 31, 2024, purchased loans consisted of $5,452,239 in commercial loans and $4,755,125 in consumer loans, compared to $4,863,263 and $5,705,659, respectively, as of December 31, 2023.

Credit Loss Expense

Credit loss expense was made up of the following components for the periods indicated:

Three Months Ended March 31,	2024	2023

Credit loss expense - loans	$317,799	$207,540
Credit loss (reversal) expense - OBS credit exposure	(4,220)	78,986
Credit loss expense	$313,579	$286,526

The following tables present the activity in the ACL on loans for the periods presented.

As of or for the three months ended March 31, 2024

					Residential	Residential
	Commercial		Commercial		Real Estate	Real Estate
	& Industrial	Purchased	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

ACL beginning balance	$1,100,688	$37,065	$5,522,082	$136,167	$2,590,926	$431,007	$24,790	$9,842,725
Charge-offs	(137,684)	0	0	0	0	0	(12,818)	(150,502)
Recoveries	12,315	0	0	0	0	1,209	4,222	17,746
Credit loss expense (reversal)	103,637	(1,442)	208,450	6,154	(16,585)	10,178	7,407	317,799
ACL ending balance	$1,078,956	$35,623	$5,730,532	$142,321	$2,574,341	$442,394	$23,601	$10,027,768

As of or for the year ended December 31, 2023

					Residential	Residential
	Commercial		Commercial		Real Estate	Real Estate
	& Industrial	Purchased	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ACL beginning balance	$1,116,322	$53,090	$5,061,813	$62,339	$2,001,836	$241,950	$69,686	$102,189	$8,709,225
Impact of adopting CECL	(164,115)	(29,196)	(22,467)	24,243	273,167	297,746	(33,813)	(102,189)	243,376
Charge-offs	(386,578)	0	0	0	(1,625)	0	(131,332)	0	(519,535)
Recoveries	10,237	0	22,058	0	72,588	29,240	44,657	0	178,780
Credit loss expense (reversal)	524,822	13,171	460,678	49,585	244,960	(137,929)	75,592	0	1,230,879
ACL ending balance	$1,100,688	$37,065	$5,522,082	$136,167	$2,590,926	$431,007	$24,790	$0	$9,842,725

As of or for the three months ended March 31, 2023

					Residential	Residential
	Commercial		Commercial		Real Estate	Real Estate
	& Industrial	Purchased	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ACL beginning balance	$1,116,322	$53,090	$5,061,813	$62,339	$2,001,836	$241,950	$69,686	$102,189	$8,709,225
Impact of adopting CECL	(164,116)	(29,196)	(22,467)	24,244	273,168	297,745	(33,813)	(102,189)	243,376
Charge-offs	(11,577)	0	0	0	0	0	(25,254)	0	(36,831)
Recoveries	1,374	0	22,000	0	72,326	25,548	11,612	0	132,860
Credit loss expense (reversal)	73,635	(3,693)	124,810	4,602	48,779	(48,595)	8,002	0	207,540
ACL ending balance	$1,015,638	$20,201	$5,186,156	$91,185	$2,396,109	$516,648	$30,233	$0	$9,256,170

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

		90 Days	Total
March 31, 2024	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$82,818	$2,896,266	$2,979,084	$125,909,708	$128,888,792
Purchased	0	0	0	10,207,364	10,207,364
Commercial real estate	174,486	701,757	876,243	424,999,292	425,875,535
Municipal	0	0	0	56,928,434	56,928,434
Residential real estate - 1st lien	1,879,100	749,700	2,628,800	207,309,544	209,938,344
Residential real estate - Jr lien	172,203	149,337	321,540	31,216,319	31,537,859
Consumer	14,399	0	14,399	2,961,634	2,976,033
Totals	$2,323,006	$4,497,060	$6,820,066	$859,532,295	$866,352,361

		90 Days	Total
December 31, 2023	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$253,974	$3,068,578	$3,322,552	$118,383,155	$121,705,707
Purchased	0	0	0	10,568,922	10,568,922
Commercial real estate	178,083	944,669	1,122,752	413,757,869	414,880,621
Municipal	0	0	0	54,466,988	54,466,988
Residential real estate - 1st lien	1,856,944	646,980	2,503,924	206,320,964	208,824,888
Residential real estate - Jr lien	245,856	25,007	270,863	31,397,948	31,668,811
Consumer	14,728	0	14,728	3,299,189	3,313,917
Totals	$2,549,585	$4,685,234	$7,234,819	$838,195,035	$845,429,854

For all loan segments, loans over 30 days past due are considered delinquent.

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of the dates presented.  There were no nonaccrual loans with an ACL as of March 31, 2024 or December 31, 2023.

			90 Days or
	Nonaccrual	Total	More and
	with No ACL	Nonaccrual	Accruing
March 31, 2024
Commercial & industrial	$3,428,349	$3,428,349	$0
Commercial real estate	2,500,823	2,500,823	38,779
Residential real estate - 1st lien	402,856	402,856	623,890
Residential real estate - Jr lien	53,073	53,073	124,330
Totals	$6,385,101	$6,385,101	$786,999

December 31, 2023
Commercial & industrial	$3,632,659	$3,632,659	$0
Commercial real estate	2,818,283	2,818,283	38,779
Residential real estate - 1st lien	415,074	415,074	446,395
Residential real estate - Jr lien	89,030	89,030	0
Totals	$6,955,046	$6,955,046	$485,174

There were no residential real estate loans in process of foreclosure as of March 31, 2024 or December 31, 2023.

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

The Company utilizes a DCF approach to calculate the expected loss for each portfolio segment. Within the DCF model, probability of default (PD) and loss given default (LGD) assumptions are applied to calculate the expected loss for each segment. PD is management’s estimate of the probability the asset will default within a given timeframe and LGD is management’s estimate of the percentage of assets not expected to be collected due to default. The Company's PD and LGD assumptions may be derived from internal historical default and loss experience or from external data where there are not statistically meaningful loss events for a loan segment, or it does not have default and loss data that covers a full economic cycle.

As of March 31, 2024, the primary macroeconomic drivers used within the DCF model included forecasts of civilian unemployment and changes in national gross domestic product (GDP).  Management monitors and assesses its macroeconomic drivers at least annually (generally in the fourth quarter, or more frequently as circumstances warrant) to determine whether they continue to be the most predictive indicator of losses within the Company's loan portfolio, and these macroeconomic drivers may change from time to time.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources, which may include, but are not limited to, the FOMC forecast and other publicly available forecasts from well recognized, leading economists or firms. The Company's reasonable and supportable forecast period generally ranges from one to three years, depending on the facts and circumstances of the current state of the economy, portfolio segment, and management's judgment of what can be reasonably supported. The model reversion period generally ranges from one to six years, and it also depends on the current state of the economy and management's judgments of such. Management monitors and assesses the forecast and reversion period at least annually, or more frequently as circumstances warrant.  The Company used a one-year forecast and reversion period to calculate the ACL on loans as of March 31, 2024.

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

Qualitative factors are also applied to include the levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of CRE loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available.  During the first quarter of 2024, the qualitative factor for delinquencies in the C&I and CRE portfolios was adjusted to reflect improving trends in those portfolios. Also, the qualitative factors for collateral in the residential portfolios were adjusted to reflect stabilization of real estate values in that sector.

The qualitative factors are determined by management based on the various risk characteristics of each loan segment.  The Company has policies, procedures, and internal controls that management believes are commensurate with the risk profile of each of these segments.  Major risk characteristics relevant to each portfolio segment are as follows:

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

Purchased – Loans in this segment are loans purchased through a loan purchasing program with BHG. BHG originates commercial loans to medical professionals and consumer loans to other professionals nationwide and sells them individually to a secondary market, primarily banks, through a bid process. The Bank has established conservative credit parameters and expects a low risk of default in this portfolio.

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

Specific component

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are also not included in the collective evaluation. In general, loans individually evaluated for estimated credit losses include those (i) greater than $100,000 with a nonaccrual status or (ii) have other unique characteristics differing from the portfolio segment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan. However, when management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

The following table presents the amortized cost basis of collateral-dependent loans as of March 31, 2024, by collateral type:

	Business
	Assets (1)	Real Estate
March 31, 2024
Commercial & industrial	$1,180,782	$0
Commercial real estate	0	662,978
Residential real estate - 1st lien	0	203,690
Totals	$1,180,782	$866,668

December 31, 2023
Commercial & industrial	$1,298,717	$0
Commercial real estate	0	1,263,495
Residential real estate - 1st lien	0	167,363
Totals	$1,298,717	$1,430,858

(1)	Including, but not limited to, inventory, equipment, and accounts receivable, but excluding real estate.

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

Credit risk ratings are dynamic and require updating whenever relevant information is received.  Risk ratings are assessed on an ongoing basis and at various points, including delinquency or at the time of other adverse events.  For larger, more complex or adversely rated loans, risk ratings are also assessed at the time of annual or periodic review.  Lenders are required to make immediate disclosure to the Senior Lender of any known increase in loan risk, even if considered temporary in nature.

The risk ratings within the loan portfolio and current period gross charge-offs, by loan segment and origination year were as follows:

As of or for the three months ended,							Revolving	Revolving
March 31, 2024							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Commercial & Industrial:
Pass	$3,227	$16,140	$17,684	$11,833	$2,385	$6,932	$54,230	$0	$112,431
Special mention	0	299	888	227	0	568	8,431	0	10,413
Substandard/Doubtful	13	0	413	609	422	1,629	2,959	0	6,045
Total	$3,240	$16,439	$18,985	$12,669	$2,807	$9,129	$65,620	$0	$128,889

Current period gross charge-offs	$0	$0	$0	$5	$0	$133	$0	$0	$138

Purchased:
Pass	$0	$5,066	$91	$1,523	$1,408	$2,119	$0	$0	$10,207
Total	$0	$5,066	$91	$1,523	$1,408	$2,119	$0	$0	$10,207

Commercial real estate:
Pass	$13,773	$68,560	$88,375	$37,722	$42,355	$116,175	$51,306	$0	$418,266
Special mention	0	0	369	1,457	0	0	0	0	1,826
Substandard/Doubtful	0	0	0	0	3,292	2,492	0	0	5,784
Total	$13,773	$68,560	$88,744	$39,179	$45,647	$118,667	$51,306	$0	$425,876

Municipal:
Pass	$2,349	$29,032	$691	$3,248	$4,501	$10,509	$6,598	$0	$56,928
Total	$2,349	$29,032	$691	$3,248	$4,501	$10,509	$6,598	$0	$56,928

Residential real estate - 1st lien:
Pass	$6,462	$29,990	$38,372	$40,326	$32,347	$58,420	$1,369	$0	$207,286
Special mention	0	163	299	128	0	0	0	0	590
Substandard/Doubtful	0	0	0	0	1,815	247	0	0	2,062
Total	$6,462	$30,153	$38,671	$40,454	$34,162	$58,667	$1,369	$0	$209,938

Residential real estate - Jr lien:
Pass	$485	$2,210	$1,896	$331	$583	$1,490	$23,351	$1,164	$31,510
Substandard/Doubtful	0	0	0	0	0	28	0	0	28
Total	$485	$2,210	$1,896	$331	$583	$1,518	$23,351	$1,164	$31,538

Consumer
Pass	$357	$1,239	$728	$317	$178	$157	$0	$0	$2,976
Total	$357	$1,239	$728	$317	$178	$157	$0	$0	$2,976

Current period gross charge-offs	$0	$0	$0	$0	$0	$13	$0	$0	$13

Total Loans	$26,666	$152,699	$149,806	$97,721	$89,286	$200,766	$148,244	$1,164	$866,352

Total current period gross charge-offs	$0	$0	$0	$5	$0	$146	$0	$0	$151

As of or for the three months ended March 31, 2024, there were (i) no current period gross charge-offs within the Purchased, CRE, Municipal, Residential real estate 1st lien and Residential real estate Jr lien loan segments, (ii) no Special mention loans within the Purchased, Municipal, Residential real estate Jr lien and Consumer loan segments, and (iii) no Substandard/Doubtful loans within the Purchased, Municipal and Consumer loan segments.

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

An insignificant delay or insignificant shortfall in the number of payments typically would not require the loan to be accounted for as modified.  However, pursuant to regulatory guidance, any payment delays longer than three months is generally not considered insignificant.  Management’s assessment of whether a concession has been granted also takes into consideration payments expected to be received from third parties, including third-party guarantors, provided the third party has the ability to perform on the guarantee.

The Company’s modified loans are principally a result of extending loan repayment terms to relieve cash flow difficulties. The Company has only, on a limited basis, reduced accrued interest or reduced interest rates for borrowers below the current market rate for the borrower.  The Company has not generally forgiven principal within the terms of original restructurings, nor converted variable rate terms to fixed rate terms.  However, the Company evaluates each potential loan modification on its own merits and does not foreclose the granting of any particular type of concession.  In connection with modifications, the Company considers applicable regulatory guidance, including a 2023 interagency Policy Statement on Prudent Commercial Real Estate Loan Accommodations and Workouts.

There were no loan modifications during the first three months of 2024.

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

As of December 31, 2023, the most recent evaluation, management concluded that no impairment existed.  Management evaluates its goodwill intangible for impairment at least annually, or more frequently as circumstances warrant.

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

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes MSRs, individually analyzed loans, loans held-for-sale, and OREO.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below.  There were no Level 3 assets or liabilities measured on a recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between Levels during either of the periods presented for 2024 or 2023.

	March 31,	December 31,
Assets: (market approach)	2024	2023

Level 1
U.S. Government securities	$35,847,330	$39,263,249

Level 2
U.S. GSE debt securities	$10,734,981	$10,827,574
Taxable Municipal securities	249,123	246,965
Tax-exempt Municipal securities	10,367,970	10,473,785
Agency MBS	111,180,881	115,862,799
ABS and OAS	2,177,553	2,347,621
CMO	9,320,220	10,737,596
Other investments	699,000	946,430
Level 2 Total	$144,729,728	$151,442,770

Grand Total	$180,577,058	$190,706,019

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following table includes assets measured at fair value on a non-recurring basis that have had a fair value adjustment since their initial recognition.  Individually analyzed loans measured at fair value only include those loans with a partial write-down or with a related specific ACL and are presented net of the specific allowances as disclosed in Note 5.  Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy level, are summarized below.  There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between levels during either of the periods presented for 2024 or 2023.

	March 31,	December 31,
Level 2	2024	2023
Assets: (market approach)
Individually analyzed loans, net of related allowance	$877,419	$709,487
Loans held-for-sale	441,000	0
MSRs (1)	764,737	787,013

(1)	Represents MSRs at lower of cost or fair value.

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below.  The estimated fair values of the Company's financial instruments as of the balance sheet dates were as follows:

March 31, 2024		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$15,916	$15,916	$0	$0	$15,916
Debt securities AFS	180,577	35,847	144,730	0	180,577
Restricted equity securities	1,977	0	1,977	0	1,977
Loans and loans held-for-sale, net of ACL
Commercial & industrial	127,796	0	877	123,575	124,452
Purchased	10,171	0	0	9,675	9,675
Commercial real estate	420,120	0	0	393,997	393,997
Municipal	56,787	0	0	54,491	54,491
Residential real estate - 1st lien	208,433	0	0	191,231	191,231
Residential real estate - Jr lien	31,096	0	0	30,618	30,618
Consumer	2,952	0	0	2,968	2,968
MSRs (1)	765	0	1,262	0	1,262
Accrued interest receivable	4,853	0	4,853	0	4,853

Financial liabilities:
Deposits
Other deposits	883,755	0	881,882	0	881,882
Overnight borrowings	6,600	0	6,600	0	6,600
Short-term advances	72,500	0	72,291	0	72,291
Long-term advances	6,100	0	5,896	0	5,896
Repurchase agreements	27,166	0	27,166	0	27,166
Operating lease obligations	395	0	395	0	395
Finance lease obligations	3,369	0	3,369	0	3,369
Subordinated debentures	12,887	0	12,715	0	12,715
Accrued interest payable	1,283	0	1,283	0	1,283

(1)	Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

December 31, 2023		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$20,435	$20,435	$0	$0	$20,435
Debt securities AFS	190,706	39,263	151,443	0	190,706
Restricted equity securities	1,642	0	1,642	0	1,642
Loans and loans held-for-sale, net of ACL
Commercial & industrial	120,589	0	709	116,287	116,996
Purchased	10,532	0	0	10,055	10,055
Commercial real estate	409,332	0	0	382,045	382,045
Municipal	54,331	0	0	51,791	51,791
Residential real estate – 1st lien	206,849	0	0	188,650	188,650
Residential real estate – Jr lien	31,238	0	0	30,745	30,745
Consumer	3,289	0	0	3,295	3,295
MSRs (1)	787	0	1,262	0	1,262
Accrued interest receivable	4,247	0	4,247	0	4,247

Financial liabilities:
Deposits
Other deposits	896,968	0	894,823	0	894,823
Overnight borrowings	9,000	0	9,000	0	9,000
Short-term advances	44,500	0	44,484	0	44,484
Long-term advances	1,100	0	931	0	931
Repurchase agreements	36,256	0	36,256	0	36,256
Operating lease obligations	443	0	443	0	443
Finance lease obligations	3,425	0	3,425	0	3,425
Subordinated debentures	12,887	0	12,719	0	12,719
Accrued interest payable	1,082	0	1,082	0	1,082

(1)	Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

Note 8.  Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

	Three Months Ended	Year Ended
	March 31, 2024	December 31, 2023

Balance at beginning of year	$787,013	$862,593
MSRs capitalized	8,051	68,297
MSRs amortized	(30,327)	(143,877)
Balance at end of period	$764,737	$787,013

Note 9.  Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

Note 10.  Subsequent Events

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On March 20, 2024, the Company’s Board declared a cash dividend of $0.23 per common share, payable May 1, 2024, to shareholders of record as of April 15, 2024.  This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Period Ended March 31, 2024

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly owned subsidiary, Community National Bank, as of March 31, 2024 and December 31, 2023, and its consolidated results of operations for the three-month interim period and one year period presented.  The Company is considered a “smaller reporting company” and a “non-accelerated filer” under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two-year, rather than a three-year, period and provide certain other smaller reporting company scaled disclosures where management deems it appropriate.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2023 Annual Report on Form 10-K filed with the SEC.  Please refer to Note 1 in the accompanying consolidated financial statements for a listing of acronyms and defined terms used throughout the following discussion.

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

25

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

OVERVIEW

The Company’s consolidated assets as of March 31, 2024, were $1.11 billion compared to $1.10 billion as of December 31, 2023, an increase of 0.7%.  Changes in the asset base included an increase in loans of $20.9 million, or 2.5%, which was partially offset by a decrease of $4.5 million, or 22.1%, in cash and cash equivalents and a decrease of $10.1 million, or 5.3% in investment securities.  These changes in the asset base reflect the Company’s efforts to deploy cash into higher earning assets.  The increase in the loan portfolio was primarily attributable to an increase of $7.2 million in commercial & industrial loans, $11.0 million in CRE loans, $2.5 million in municipal loans and $1.1 million in residential first lien loans, which was minimally offset by a decrease of $362 thousand in purchased loans and $338 thousand in consumer loans.

Total deposits as of March 31, 2024, were $883.8 million compared to $897.0 million as of December 31, 2023, a decrease of $13.2 million, or 1.5%.  Year to date, demand and interest-bearing transaction accounts decreased in total by $23.2 million or 4.6%, as well as a decrease of $1.3 million, or 1.1%, in money market funds and $852 thousand, or 0.6%, in savings accounts.  This was partially offset by an increase of $12.1 million, or 9.88%, in time deposits.  The Company has been offering competitive interest rates for retail time deposits, accounting for the increase in these funds.  A decrease in deposit balances is typical in the first and second quarters of the calendar year with balances increasing through year end due in part to the timing of customers income tax obligations and the spend down of deposited funds by Vermont municipal customers prior to their June 30 fiscal year end.  The decrease in deposit balances, combined with the loan growth has required the use of borrowed funds as a supplemental funding source.

Total interest income increased $2.1 million, or 19.4%, for the first three months of 2024, compared to the same period in 2023.  The growth of the loan portfolio originated at higher interest rates, as well as adjustable-rate loans repricing to current market rates, helped to support the year-over-year increase in interest income.

Total interest expense increased $2.3 million, or 100.4%, for the first three months of 2024, compared to the same period in 2023.  The increases in the fed funds rate throughout 2022 and into 2023 increased borrowing costs and have put more pressure on competitive deposit pricing, resulting in an increase in the Company’s money market and time deposit rates. Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section for more information on the impact that the actions of the FRB’s FOMC in regulating interest rates, and changes in the yield curve, could have on net interest income.

The credit loss expense for the three months ended March 31, 2024 and 2023, was determined under ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, commonly referenced as the Current Expected Credit Losses, or CECL, which the Company adopted effective January 1, 2023.  The credit loss expense for the first three months of 2024 was $313,579 compared to $286,526 for the same period in 2023, an increase of $27,053, or 9.4%.  The current period credit loss expense considers a number of factors, including loan growth and changes in balances of the current portfolio, changes in forecasts, historical loss rate and qualitative factors. Please refer to Note 5 of the unaudited consolidated financial statements as well as the ACL and credit loss expense discussion in the Credit Risk section of this MD&A.

Consolidated net income for the first three months of 2024 decreased $515,860 to $2.8 million compared to $3.3 million for the same period of 2023.  Year over year, the $2.3 million increase in interest expense, despite a $2.1 million increase in interest income, was the main factor contributing to the decrease in net income.  These changes, along with other significant changes in non-interest income and non-interest expense are discussed in the appropriate sections of this MD&A.

Equity capital increased to $89.4 million, with a book value per share of $15.88 as of March 31, 2024, compared to $89.0 million and a book value per share of $15.87 as of December 31, 2023.  The moderate increase in equity capital between periods reflected the combined effect of first quarter net income of $2.8 million, offset in part by an increase in unrealized losses in the investment portfolio of $1.5 million, net of tax, reflected in accumulated other comprehensive loss, and dividends paid totaling $940 thousand.  The unrealized loss position in the investment portfolio is considered by management as temporary and does not impact the Company’s regulatory capital ratios.

On March 20, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.23 per common share, payable on May 1, 2024, to shareholders of record on April 15, 2024.

As of March 31, 2024, all the Company’s capital ratios, and those of our subsidiary Bank, were in excess of applicable regulatory requirements.  While we believe that we have sufficient capital to withstand an economic downturn from any headwinds related to inflation or recessionary periods, should one occur, our equity capital and regulatory capital ratios could be adversely impacted, including as a result of credit losses and other adverse impacts of deteriorating economic conditions, or government monetary policy.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared according to U.S. GAAP.  The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities in the consolidated financial statements and related notes.  The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often because of the need to make estimates of matters that are inherently uncertain.  Because of the significance of these estimates and assumptions, there is a high likelihood that materially different amounts would be reported for the Company under different conditions or using different assumptions or estimates.  Management evaluates on an ongoing basis its judgment as to which policies are considered to be critical and communicates all evaluations with the Company’s Audit Committee.

The Company’s critical accounting policies govern:

•	the ACL;
•	OREO;
•	credit losses on debt securities;
•	valuation of residential MSRs; and
•	the carrying value of goodwill.

These policies are described in the Company’s 2023 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements.  There were no material changes during the first three months of 2024 in the Company’s critical accounting policies.

ACL - Management believes that the calculation of the ACL is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the ACL, management has adopted a methodology consistent with ASU No. 2016-13 that requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses over the life of the loans at the measurement date. Further consideration is given to qualitative factors, including changes in current economic indicators and their probable impact on borrowers and collateral, trends in delinquent and non-performing loans, trends in criticized and classified assets, levels of exceptions, the impact of competition in the market, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments and the geographic distribution of CRE loans. Management’s estimates used in calculating the ACL may increase or decrease based on changes in these factors, which in turn will affect the amount of the Company’s provision for credit losses charged against current period income.  This evaluation is inherently subjective and actual results could differ significantly from these estimates under different assumptions, judgments or conditions.  The Company estimates expected credit losses on OBS credit exposures over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The ACL on OBS credit exposures is adjusted through credit loss expense.

A modified version of these requirements applies to debt securities classified as available-for-sale, which eliminates OTTI impairment analysis and requires that if a decline in the fair value of debt securities AFS is deemed by management to be the result of credit losses rather than other factors, the credit losses on those securities is recorded through an allowance for credit losses rather than a write-down of the security. The Company’s securities portfolio is evaluated for impairment on a quarterly basis.

RESULTS OF OPERATIONS

The Company’s net income for the first three months of 2024 was $2.8 million, or $0.51 per common share, compared to $3.3 million, or $0.61 per common share, for the same period in 2023.  Core earnings (NII) were $8.36 million for the first three months of 2024 compared to $8.52 million for the same period in 2023.  Interest and fees on loans, the major component of interest income, increased $2.3 million, or 24.6%, for the first three months of 2024 compared to the same period in 2023.  Interest paid on deposits, which is the major component of total interest expense, increased $1.2 million, or 67.0%, year over year, driven primarily by the increases in the fed funds rate during 2022 and into the third quarter of 2023. A shift from lower yielding interest-bearing accounts and savings accounts to higher yielding money market and certificate of deposit accounts has contributed to the higher interest expense year over year. Market pressures on deposit rates along with an increased use of wholesale funding are driving up the Company’s cost of funds and compressing the net interest margin.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized, as well as other equity ratios monitored by management, for the comparison periods presented.

Three Months Ended March 31,	2024	2023

Return on average assets	1.03%	1.31%
Return on average equity	12.74%	17.57%
Dividend payout ratio (1)	45.10%	37.70%
Average equity to average assets	8.09%	7.48%

(1)	Dividends declared per common share divided by earnings per common share.

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

The Company’s tax-exempt interest income of $575,470 and $291,954 for the three months ended March 31, 2024 and 2023, respectively, was derived from loans to local municipalities of $56.9 million and $36.5 million, and tax-exempt municipal investments of $10.4 million and $11.6 million as of March 31, 2024 and 2023, respectively.

The following table shows the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

Three Months Ended March 31,	2024	2023

Net interest income as presented	$8,357,645	$8,523,365
Effect of tax-exempt income	152,973	77,608
Net interest income, tax equivalent	$8,510,618	$8,600,973

The following table presents the daily average assets and the daily average liabilities, including the yields on interest-earning assets and interest-bearing liabilities for the comparison period.  Interest income (excluding interest on non-accrual loans) is expressed on a tax equivalent basis, both in dollars and as a yield/rate for the comparison periods presented.  Net interest income, net interest spread, and net interest margin are also expressed on a tax equivalent basis.

	Three Months Ended March 31,
	2024			2023
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average Assets
Loans, net (1)	$846,950,757	$11,809,815	5.61%	$746,342,447	$9,429,534	5.12%
Taxable investment securities	175,344,669	972,349	2.23%	181,762,470	943,478	2.11%
Tax-exempt investment securities	10,362,046	101,786	3.95%	11,458,866	114,757	4.06%
Sweep and interest-earning accounts	6,458,150	85,933	5.35%	30,469,901	329,411	4.38%
Other investments (2)	2,250,212	42,384	7.58%	1,778,480	30,653	6.99%
Total interest-earning assets	1,041,365,834	$13,012,267	5.03%	971,812,164	$10,847,833	4.53%
Cash and due from banks	9,979,149			10,034,768
Premises and equipment	12,384,217			12,992,588
BOLI	5,239,847			5,160,130
Goodwill	11,574,269			11,574,269
Other assets	21,175,349			18,678,923
Total assets	$1,101,718,665			$1,030,252,842

Average Liabilities and Shareholders' Equity
Interest-bearing transaction accounts	$288,005,914	$1,368,880	1.91%	$279,908,863	$964,867	1.40%
Money market funds	121,278,322	628,966	2.09%	135,616,740	513,675	1.54%
Savings deposits	150,752,183	31,607	0.08%	171,177,131	30,996	0.07%
Time deposits	130,879,679	1,050,719	3.23%	102,310,661	335,209	1.33%
Repurchase agreements	33,422,054	198,892	2.39%	36,136,359	132,128	1.48%
Borrowed funds	77,648,374	926,340	4.80%	1,611,144	3,781	0.95%
Finance lease obligations	3,387,714	19,476	2.30%	3,608,925	20,739	2.30%
Junior subordinated debentures	12,887,000	276,769	8.64%	12,887,000	245,465	7.72%
Total interest-bearing liabilities	818,261,240	$4,501,649	2.21%	743,256,823	$2,246,860	1.23%
Noninterest bearing deposits	189,356,459			203,297,212
Other liabilities	4,957,458			6,647,483
Total liabilities	1,012,575,157			953,201,518
Shareholders' equity	89,143,508			77,051,324
Total liabilities and shareholders' equity	$1,101,718,665			$1,030,252,842

Net interest income		$8,510,618			$8,600,973
Net interest spread (3)			2.82%			3.30%
Net interest margin (4)			3.29%			3.59%

(1)

Included in net loans are non-accrual loans with average balances of $6,524,051 and $8,220,394 for the three months ended March 31, 2024 and 2023, respectively. Loans are stated net of unearned discount and ACL, and include loans held-for-sale and tax-exempt loans to local municipalities with average balances of $56,602,242 and $35,177,595 for the three months ended March 31, 2024 and 2023, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $1,185,062 and $713,330, respectively, with a dividend rate of approximately 8.56% and 6.67%, respectively, for the three months ended March 31, 2024 and 2023, respectively.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three-month period ended March 31, 2024 increased 7.2%, compared to the same period last year, and the average yield on interest-earning assets increased 50 bps.

The average volume of loans increased over the three-month comparison period of 2024 versus 2023 by 13.5%, and the average yield on loans increased 49 bps.  Loans accounted for 81.3% of the average interest-earning asset portfolio for the three-month period ended March 31, 2024, compared to 76.8% for the same period last year.  Interest earned on the loan portfolio as a percentage of total interest income was 90.8% for the three-month period in 2024 compared to 86.9% for the same period in 2023.

The average volume of the taxable investment portfolio (classified as AFS) decreased 3.5% during the three-month period ended March 31, 2024, compared to the same period last year, while the average yield increased 12 bps between periods.  There were no purchases of taxable AFS investment securities during the first three months of 2024, accounting for the decrease year over year.

The average volume of the tax-exempt investment portfolio (classified as AFS) for the three-month period ended March 31, 2024 decreased $1.1 million and the tax equivalent yield decreased 11 bps.  There were no tax-exempt bond purchases during the first three months of 2024, accounting for the decrease in this portfolio.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest-bearing account at the FRBB, decreased 78.8% for the three-months ended March 31, 2024, compared to the same period in 2023.  The decrease in average volume year over year is attributable to the funding of loan growth, and to a decrease in customer deposit accounts.  The average yield on these funds increased 97 bps for the three-month period ended March 31, 2024, versus the same period in 2023, directly related to the increases in the fed funds rate throughout 2022 and into 2023.

The average volume of interest-bearing liabilities for the three-month period ended March 31, 2024 increased 10.1%, compared to the same period in 2023, and the average rate paid on interest-bearing liabilities increased 98 bps.

The average volume of interest-bearing transaction accounts increased 2.9%, for the three-month period ended March 31, 2024, compared to the same period of 2023, reflecting deposit growth year over year. The average rate paid on these accounts increased 51 bps between comparison periods.  Interest paid on these funds accounted for 30.4% of total interest expense for the three-month period of 2024 compared to 42.9% for the same period in 2023.

The average volume of money market accounts decreased 10.6% for the three-month period ended March 31, 2024, compared to the same period of 2023, while the average rate paid on these deposits increased 55 bps.

The average volume of savings accounts decreased 11.9% for the three-month period ended March 31, 2024, compared to the same period in 2023, while the average rate paid on these accounts increased one bp.

The average volume of time deposits increased 27.9% for the three-month period ended March 31, 2024, compared to the same period in 2023, and the average rate paid increased 190 bps.

The Company has utilized borrowed funds to fund loan growth and cover deposit outflows, particularly during the second and third quarters of 2023, and continuing into 2024, accounting for the $76.0 million increase for the three months ended March 31, 2024, compared to the same period in 2023.  The average rate paid on borrowed funds increased by 385 bps for the three-month period ended March 31, 2024.

The average volume of repurchase agreements decreased 7.5% for the three-month period ended March 31, 2024, compared to the same period in 2023 and the average rate paid increased 91 bps between comparison periods.

In summary, between the three-month periods ended March 31, 2024 and 2023, the average yield on interest-earning assets increased 50 bps, and the average rate paid on interest-bearing liabilities increased 98 bps.  Net interest spread decreased 48 bps for the three-month period ended March 31, 2024, versus the same period in 2023, while the net interest margin decreased 30 bps between periods.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the interim periods presented for 2024 and 2023 resulting from volume changes in daily average assets and daily average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Compared to			Compared to
	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance

Average Interest-Earning Assets

Loans, net	$1,110,136	$1,270,145	$2,380,281	$1,214,870	$667,629	$1,882,499
Taxable investment securities	64,455	(35,584)	28,871	308,179	(20,978)	287,201
Tax-exempt investment securities	(2,199)	(10,772)	(12,971)	43,567	57,331	100,898
Sweep and interest-earning accounts	75,924	(319,402)	(243,478)	673,283	(424,532)	248,751
Other investments	3,600	8,131	11,731	14,209	(16)	14,193
Total	$1,251,916	$912,518	$2,164,434	$2,254,108	$279,434	$2,533,542

Average Interest-Bearing Liabilities

Interest-bearing transaction accounts	$376,062	$27,951	$404,013	$791,740	$13,049	$804,789
Money market funds	189,800	(74,509)	115,291	381,189	4,806	385,995
Savings deposits	4,674	(4,063)	611	7,898	(342)	7,556
Time deposits	621,819	93,691	715,510	108,632	(14,184)	94,448
Repurchase agreements	82,893	(16,129)	66,764	105,696	5,392	111,088
Borrowed funds	744,444	178,115	922,559	3,779	0	3,779
Finance lease obligations	2	(1,265)	(1,263)	(9)	(1,215)	(1,224)
Junior subordinated debentures	31,304	0	31,304	147,113	0	147,113
Total	$2,050,998	$203,791	$2,254,789	$1,546,038	$7,506	$1,553,544

Changes in net interest income	$(799,082)	$708,727	$(90,355)	$708,070	$271,928	$979,998

(1)	Items which have shown a year-to-year increase in volume have variances allocated as follows:
Variance due to rate = Change in rate x new volume
Variance due to volume = Change in volume x old rate
Items which have shown a year-to-year decrease in volume have variances allocated as follows:
Variance due to rate = Change in rate x old volume
Variances due to volume = Change in volume x new rate

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended
	March 31,		Change
	2024	2023	Income	Percent

Service fees	$897,920	$880,288	$17,632	2.00%
Income from sold loans	79,104	107,535	(28,431)	-26.44%
Other income from loans	254,601	428,572	(173,971)	-40.59%
Other income
Income from CFS Partners	294,327	252,051	42,276	16.77%
Other miscellaneous income	107,955	90,331	17,624	19.51%
Total non-interest income	$1,633,907	$1,758,777	$(124,870)	-7.10%

Total non-interest income decreased $124,870, or 7.1%, for the three months ended March 31, 2024, compared to the same period in 2023, with significant changes noted in the following:

•	Service fees include interchange income and overdraft fees; the change in the comparison period is due to an increase in overdraft fees of $21,853.

•

Proceeds from sale of loans into the secondary market amounted to $690 thousand and $1.6 million, respectively for the first three months of 2024 and 2023, accounting for the decrease in income from sold loans between periods.

•

Although loan volume increased during the first three months of 2024, a complex CRE project closed during the first three months of 2023 generating approximately $126 thousand in documentation fees, accounting for the decrease in other income from loans for 2024 versus 2023.

•

Income from CFS Partners increased between periods due in part to an equity market rally during the first quarter of 2024 and successful retention in managed accounts. CFS Partners has a small portion of its equity capital invested in the stock market, and as a result is sensitive to general stock market conditions.

•	Other miscellaneous income is made up of many individual line items that in the aggregate represent less than 7% of total non-interest income.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended
	March 31,		Change
	2024	2023	Expense	Percent

Salaries and wages	$2,458,000	$2,288,760	$169,240	7.39%
Employee benefits	899,236	754,270	144,966	19.22%
Occupancy expenses, net	722,503	770,986	(48,483)	-6.29%
Other expenses
Charged-off checks	34,056	635	33,421	5263.15%
Service contracts - administrative	182,764	155,500	27,264	17.53%
Travel, entertainment and meals expense	27,163	18,898	8,265	43.73%
FDIC insurance	156,106	131,643	24,463	18.58%
Collection & non-accruing loan expense	48,000	25,500	22,500	88.24%
Electronic banking expense	109,273	67,167	42,106	62.69%
Other miscellaneous expenses	1,663,043	1,666,343	(3,300)	-0.20%
Total non-interest expense	$6,300,144	$5,879,702	$420,442	7.15%

Total non-interest expense increased $420,442, or 7.2% for the three months ended March 31, 2024, compared to the same period in 2023, with significant changes noted in the following:

•

In addition to normal salary increases, the increase in salaries and wages year over year is attributable to new hires and promotions in the areas of operations and commercial lending during the latter part of 2023.

•	The increase in employee benefits is attributable to an increase in health insurance claims year over year under the Company’s self-insured health insurance plan.

•

The decrease in occupancy expense is partly due to the settlement of a flood insurance claim where the replacement value received exceeded the depreciated value of equipment resulting in a capital gain on equipment.

•	An increase in check fraud activity resulted in an increase in charged-off checks.

•

The increase in service contracts - administrative is due to a combination of new contracts, an increase in transaction-based pricing for certain contracts, and contractual inflationary adjustment factors that are higher than historical increase adjustments.

•	The increase in travel, entertainment and meals expenses is attributable to an increase in travel expenses as more seminars and training sessions return to in-person attendance.

•	The increase in FDIC insurance is attributable in part to an increase in the assessment multiplier.

•	Collection & non-accruing loan expenses were higher year over year due to an increase in legal fees associated with a commercial property in the Company’s non-accruing loan portfolio.

•	The increase in electronic banking expense is attributable to an upgrade of the Company’s electronic banking platform.

APPLICABLE INCOME TAXES

The provision for income taxes decreased $222,225, or 25.6% for the first three months of 2024 compared to the same period in 2023, which is consistent with the decrease in income before income taxes but is also partially attributable to an increase in tax credits year over year.  Tax credits related to low-income housing limited partnership investments amounted to $174,612 and $80,529 for the first three months of 2024 and 2023, respectively.  The Company’s investment in two new limited partnerships were fully funded by year-end 2023 accounting for the increase in tax credits.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $149,202 and $67,092 for the first three months of 2024 and 2023, respectively.  These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 5% - 7%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as of the balance sheet dates:

	March 31, 2024		December 31, 2023
Assets
Loans	$866,352,361	78.25%	$845,429,854	76.90%
AFS securities	180,577,058	16.31%	190,706,019	17.35%

Liabilities
Demand deposits	185,831,108	16.79%	202,969,957	18.46%
Interest-bearing transaction accounts	291,012,736	26.29%	297,030,893	27.02%
Money market funds	120,044,494	10.84%	121,375,419	11.04%
Savings deposits	150,718,352	13.61%	151,570,686	13.79%
Time deposits	136,147,994	12.30%	124,020,827	11.28%
Overnight borrowings	6,600,000	0.60%	9,000,000	0.82%
Short-term advances	72,500,000	6.55%	44,500,000	4.05%
Long-term advances	6,100,000	0.55%	1,100,000	0.10%

The following table reflects the changes in the composition of the Company's major categories of assets and liabilities between the balance sheet dates, as disclosed in the table above:

	Volume Change	Percentage
Assets
Loans	$20,922,507	2.47%
AFS securities	(10,128,961)	-5.31%

Liabilities
Demand deposits	(17,138,849)	-8.44%
Interest-bearing transaction accounts	(6,018,157)	-2.03%
Money market funds	(1,330,925)	-1.10%
Savings deposits	(852,334)	-0.56%
Time deposits	12,127,167	9.78%
Overnight borrowings	(2,400,000)	-26.67%
Short-term advances	28,000,000	62.92%
Long-term advances	5,000,000	454.55%

The increase in the loan portfolio during the first three months of 2024 was attributable to increases of $11.0 million in CRE loans, $7.2 million in commercial & industrial loans, $2.5 million in municipal loans and $1.1 million in residential 1st lien loans, which were minimally offset by decreases in aggregate totaling $830 thousand in purchased loans, residential Jr. lien and consumer loans.  The Company has experienced strong loan activity among its commercial customers, but only minimal local-consumer loan activity during the first three months of 2024.

The decrease in the securities AFS portfolio during the first three months of 2024 is attributable to the combined effect of maturities amounting to $3.7 million and principal payments on MBS, ABS and CMO investments totaling $4.4 million and an increase of $1.9 million in unrealized losses arising during the first three months of 2024, which is reflected in OCI.  In management’s view, the size of the AFS securities portfolio is appropriate and proportional to the overall asset base, as this portfolio serves an important role in the Company’s liquidity position.

The decrease in demand deposit accounts is attributable to a $15.5 million, or 10.1%, decrease in business DDAs. The decrease in interest-bearing transaction accounts was due to a decrease of $13.8 million, or 34.3%, in municipal deposit accounts, and a decrease of $6.8 million, or 12.9% in the deposit account of the Company’s trust and asset management affiliate, CFSG.  These decreases were partially offset by an increase of $14.7 million, or 16.9%, in ICS reciprocal DDAs.  The moderate decrease in money market funds was driven by a decrease of $11.6 million, or 11.8%, in retail money market funds and offset by an increase in municipal deposits of $1.6 million, or 16.6%, and an increase in reciprocal ICS MMAs of $8.7 million, or 66.0%.  The increase in time deposits is attributable to customer response to periodic certificate of deposit specials that have been offered.  As a result of the year to date decrease in aggregate deposits, the Company utilized funding lines with the FHLBB and FRB, including long-term advances, as a supplemental funding source, accounting for the significant increase in these funds.

UNINSURED DEPOSITS

Estimated deposits in excess of the FDIC insurance level amounted to $152.1 million as of March 31, 2024 and $217.3 million at December 31, 2023.  The estimated balance of uninsured time deposits as of March 31, 2024 were made up of time CDs of $24.4 million and retirement accounts of $3.1 million.  Increments of maturity of these time deposits are summarized as follows:

3 months or less	$14,484,845
Over 3 through 6 months	10,452,940
Over 6 through 12 months	1,139,735
Over 12 months	1,404,855
Total	$27,482,375

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, thereby impacting NII, the primary component of the Company’s earnings.  Fluctuations in interest rates can also have an impact on liquidity.  The ALCO uses an outside consultant to perform rate shock simulations to the Company's net interest income, as well as a variety of other analyses.  It is ALCO’s function to provide the assumptions used in the modeling process.  Assumptions used in prior period simulation models are regularly tested by comparing projected NII with actual NII.  The ALCO utilizes the results of the simulation model to quantify the estimated exposure of NII and liquidity to sustained interest rate changes.  The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company’s balance sheet.  The model also simulates the balance sheet’s sensitivity to a prolonged flat rate environment. All rate scenarios are simulated assuming a parallel shift of the yield curve; however further simulations are performed utilizing non-parallel changes in the yield curve, including an inverted yield curve.  The results of this sensitivity analysis are compared to the ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 bp shift upward and a 100 bp shift downward in interest rates.

Under the Company’s interest rate sensitivity modeling, with the continued asset sensitive balance sheet, in a rising rate environment NII initially trends upward as the short-term asset base (cash and adjustable-rate loans) quickly cycle upward while the retail funding base (deposits) lags the market.  If rates paid on deposits must be increased more and/or more quickly than projected due to competitive pressures, the expected benefit of rising rates would be reduced.  In a falling rate environment, NII is expected to trend slightly downward compared with the current rate environment scenario for the first year of the simulation as asset yield erosion is not fully offset by decreasing funding costs.  Thereafter, net interest income is projected to experience sustained downward pressure as funding costs reach their assumed floors and asset yields continue to reprice into the lower rate environment.  The prolonged inverted yield curve and increasing pressure on funding rates has resulted in a more liability sensitive balance sheet in the short term assuming that in a rising rate environment, relief on the deposit pricing may be delayed initially.

The following table summarizes the estimated impact on the Company's NII over a twelve-month period, assuming a gradual parallel shift of the yield curve beginning March 31, 2024:

Rate Change	Percent Change in NII

Down 100 bps	0.4%
Up 200 bps	-3.1%

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

As of March 31, 2024, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear interest at a quarterly floating rate equal to 3-month CME SOFR, as adjusted by a spread adjustment factor of 0.26161, plus 2.85%.

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

Residential mortgage loans represented 27.9% of the Company’s loan balances as of March 31, 2024, compared to 28.5% as of December 31, 2023.  The Company maintains a residential mortgage loan portfolio of traditional mortgage products and does not offer higher risk loan products, such as option adjustable-rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates.  Residential mortgages with loan-to-value ratios exceeding 80% are generally covered by PMI.  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  As of March 31, 2024, junior lien home equity products made up 13.1% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

The following tables show the estimated maturity of the Company’s loan portfolio as of March 31, 2024.

	Fixed Rate Loans
	Within	2 - 5	6 - 15	Over
	1 Year	Years	Years	15 Years	Total

Commercial & industrial	$4,786,223	$27,419,641	$17,098,411	$0	$49,304,275
Purchased	72,303	1,609,890	8,525,171	0	10,207,364
Commercial real estate	8,247,589	13,430,481	18,397,286	120,000	40,195,356
Municipal	37,906,814	4,448,477	4,001,447	0	46,356,738
Residential real estate - 1st lien	11,598	4,174,442	23,812,822	62,149,417	90,148,279
Residential real estate - Jr lien	27,850	319,340	3,383,833	0	3,731,023
Consumer	341,117	1,998,318	82,405	0	2,421,840
Total Loans	$51,393,494	$53,400,589	$75,301,375	$62,269,417	$242,364,875

	Variable Rate Loans
	Within	2 - 5	6 - 15	Over
	1 Year	Years	Years	15 Years	Total

Commercial & industrial	$28,200,032	$36,158,222	$9,747,695	$5,478,568	$79,584,517
Commercial real estate	3,423,030	4,439,051	108,395,083	269,423,015	385,680,179
Municipal	0	0	10,571,696	0	10,571,696
Residential real estate - 1st lien	1,009,685	1,017,513	17,733,910	100,028,957	119,790,065
Residential real estate - Jr lien	253,487	614,149	12,374,297	14,564,903	27,806,836
Consumer	16,225	233,559	256,852	47,557	554,193
Total Loans	$32,902,459	$42,462,494	$159,079,533	$389,543,000	$623,987,486

The Company continues to experience solid growth in the commercial & industrial and CRE loan portfolios, which is consistent with its strategic focus on commercial lending.  The commercial lending portfolio consists of commercial & industrial, purchased, CRE and municipal loans, which collectively comprised 71.8% of the Company’s loan portfolio as of March 31, 2024, compared to 71.2% as of December 31, 2023.  The largest components of the CRE portfolio were $119.7 million in owner-occupied CRE and $156.3 million in non-owner occupied CRE as of March 31, 2024.

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD.  As of March 31, 2024, the Company had $26.6 million in guaranteed loans with guaranteed balances of $17.6 million, compared to $26.5 million in guaranteed loans with guaranteed balances of $17.6 million as of December 31, 2023.  PPP loans with outstanding balances of $74 thousand as of March 31, 2024, and $84 thousand as of December 31, 2023, are included in these totals, all of which carry a 100% guarantee through the SBA, subject to borrower eligibility requirements.

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

Credit loss expense

The credit loss expense was made up of the following components for the periods indicated:

Three Months Ended	March 31,		Change
	2024	2023	$	%
Credit loss expense - loans	$317,799	$207,540	$110,259	53.13%
Credit loss (reversal) expense - OBS credit exposure	(4,220)	78,986	(83,206)	-105.34%
Credit loss expense	$313,579	$286,526	$27,053	9.44%

The increase in the credit loss expense on loans for the three months ended March 31, 2024, was partly attributed to an increase in the volume of the loan portfolio. The decrease in the OBS credit exposure is attributable to a decrease in unfunded loan commitments under contract.

ACL and provisions – Effective January 1, 2023, the Company was required to recognize credit losses under the guidance of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, rather than under the incurred loss model.  The new guidance, which is referred to as the current expected credit loss, or CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses over the life of the loans. The adjustment from the adoption of CECL in 2023 amounted to $549,113, net of tax and was recorded as an adjustment to retained earnings, which affects calculation of regulatory capital ratios.  Changes in forecasts used in the CECL model could produce different results, quarter to quarter.

The Company’s board of directors has approved an ACL policy that provides guidance in maintaining an adequate methodology for establishing, estimating, and maintaining allowances for credit losses under ASC 326.  The policy creates a measurement model to establish a proper ACL based on current expected credit losses rather than incurred losses.

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

The following table summarizes the Company’s credit risk ratios for the balance sheet dates presented:

	March 31,	December 31,
	2024	2023

ACL to total loans outstanding	1.16%	1.16%
ACL	$10,027,768	$9,842,725
Loans outstanding	$866,352,361	$845,429,854

Non-accruing loans to loans outstanding	0.74%	0.82%
Non-accruing loans	$6,385,101	$6,955,046
Loans outstanding	$866,352,361	$845,429,854

ACL to non-accruing loans	157.05%	141.52%
ACL	$10,027,768	$9,842,725
Non-accruing loans	$6,385,101	$6,955,046

The first quarter ACL analysis indicated that the reserve balance of $10.0 million as of March 31, 2024, is sufficient to cover expected credit losses that are probable and estimable as of the measurement date. Included in the ACL calculation for March 31, 2024, is a decrease to the qualitative factor adjustment for delinquencies and non-performing loans due to improving delinquency trends in the CRE pool of loans as well as a decrease to the qualitative factor adjustment for collateral within the residential pool of loans, reflecting stable real estate values. Management believes that the economic forecasts adequately quantify the risk in these areas, and that the reserve balance continues to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite.  While the ACL is described as consisting of separate allocated portions, the entire ACL is available to support loan losses, regardless of category.  Management’s assessment of the adequacy of the ACL is presented to the full Board for approval quarterly.

Net (charge-offs) recoveries during the periods presented to average loans outstanding were as follows:

For the Three Months Ended March 31,	2024	2023

Commercial & industrial	-0.10%	-0.01%
Net charge-offs during the period	$(125,369)	$(10,203)
Average amount outstanding	$125,426,823	$117,162,692

Purchased	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$10,338,317	$7,086,337

Commercial real estate	0.00%	0.01%
Net recoveries during the period	$0	$22,000
Average amount outstanding	$420,107,132	$360,454,697

Municipal	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$56,602,242	$35,177,595

Residential real estate - 1st lien	0.00%	0.04%
Net recoveries during the period	$0	$72,326
Average amount outstanding	$209,083,019	$198,536,712

Residential real estate - Jr lien	0.00%	0.08%
Net recoveries during the period	$1,209	$25,548
Average amount outstanding	$31,530,286	$32,704,333

Consumer	-0.27%	-0.36%
Net charge-offs during the period	$(8,596)	$(13,642)
Average amount outstanding	$3,159,725	$3,786,350

Total loans	-0.02%	0.01%
Net (charge-offs) recoveries during the period	$(132,756)	$96,029
Average amount outstanding	$856,247,544	$754,908,716

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first three months of 2024, the Company did not engage in any activity that created any additional types of OBS risk.

With the adoption of ASU 2016-13 (CECL), the Company is required to establish an allowance for expected credit losses on OBS credit exposures.  Expected credit losses are estimated by management over the contractual period during which the Company is exposed to credit risk under a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the estimated lives of such commitments. Upon adoption of ASU 2016-13 in 2023, the Company recorded an adjustment to retained earnings of $451,704 to reflect an allowance for credit losses for unfunded commitments. The allowance for credit losses for OBS credit exposures is presented in the "Accrued interest and other liabilities" line of the consolidated balance sheets. There was a decrease of $4,220 and an increase of $78,986, respectively, to the allowance for credit losses for OBS credit exposures during the three months ended March 31, 2024 and 2023.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits acquired through the CDARS and/or ICS programs provide an alternative funding source when needed.  As of March 31, 2024, and December 31, 2023, the Company had no one-way CDARS or ICS deposits outstanding.  In addition, two-way (reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, enhance the Company’s ability to retain larger deposit balances by allowing the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits through the exchange of deposits with other participating FDIC-insured financial institutions.  As of March 31, 2024 and December 31, 2023, the Company reported $2.7 million and $2.4 million, respectively, in reciprocal CDARS deposits.  The balance in ICS reciprocal money market deposits was $21.9 million as of March 31, 2024, compared to $13.2 million as of December 31, 2023, and the balance in ICS reciprocal demand deposits as of those dates was $101.8 million and $87.1 million, respectively.

As of March 31, 2024 and December 31, 2023, borrowing capacity of $109.8 million and $107.9 million, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits of $32.5 million and $23.1 million, respectively.

The following table reflects the Company’s outstanding advances with FHLBB as of the dates indicated:

	March 31,	December 31,
	2024	2023
FHLBB Short-Term Advances
FHLBB term advance, 5.06%, due October 29, 2024	$5,000,000	$0

FHLBB Long-Term Advances
FHLBB term advance, 0.00%, due November 12, 2025 (1)	300,000	300,000
FHLBB term advance, 0.00%, due November 13, 2028 (1)	800,000	800,000
FHLBB option advance, 3.89%, due February 01, 2027	5,000,000	0
Total Long-Term Advances	6,100,000	1,100,000

Overnight Borrowings at 5.55%	6,600,000	9,000,000

Total Advances and Overnight Borrowings	$17,700,000	$10,100,000

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

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $48.5 million and $49.9 million, respectively, as of March 31, 2024 and December 31, 2023.  Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 500 bps.  The Company had no outstanding advances through this facility as of March 31, 2024 or December 31, 2023.

The Company had additional potential borrowing capacity, subject to pledging of required collateral consisting of eligible U.S. Agency and U.S. Government Securities, under the FRB’s BTFP which was established in March 2023 to provide banks with an additional source of liquidity.  However, that facility ceased extending new loans on March 11, 2024.

The Company’s advances under the BTFP as of the balance sheet dates presented were as follows:

	March 31,	December 31,
	2024	2023
FRB BTFP Advances
FRB BTFP term advance, 4.92%, due April 26, 2024	$0	$10,000,000
FRB BTFP term advance, 4.71%, due May 13, 2024	10,000,000	10,000,000
FRB BTFP term advance, 4.91%, due May 17, 2024	0	6,500,000
FRB BTFP term advance, 4.93%, due December 16, 2024	0	18,000,000
FRB BTFP term advance, 4.76%, due January 16, 2025	16,000,000	0
FRB BTFP term advance, 4.83%, due January 17, 2025	41,500,000	0
Total BTFP Advances	$67,500,000	$44,500,000

As of March 31, 2024 and December 31, 2023 the Company had an unsecured line of credit with one correspondent bank of $12.5 million.  The Company had no outstanding advances against this credit line as of the balance sheet dates presented.

Management believes that the combination of high levels of potentially liquid assets, unencumbered securities, cash flows from operations, and additional borrowing capacity are sufficient to meet the Company’s liquidity and capital needs.

The following table illustrates the changes in shareholders' equity from December 31, 2023 to March 31, 2024:

Balance as of December 31, 2023 (book value $15.87 per common share)	$89,028,814
Net income	2,822,901
Issuance of common stock through the DRIP	360,451
Dividends declared on common stock	(1,268,320)
Dividends declared on preferred stock	(31,875)
Change in AOCI on AFS securities, net of tax	(1,508,008)
Balance as of March 31, 2024 (book value $15.88 per common share)	$89,403,963

The primary objective of the Company’s capital planning process is to balance appropriately the retention of capital to support operations and future growth, with the goal of providing shareholders with an attractive return on their investment.  To that end, management monitors capital retention and dividend policies on an ongoing basis.

As described in more detail in Note 22 to the audited consolidated financial statements contained in the Company’s 2023 Annual Report on Form 10-K and under the caption “LIQUIDITY AND CAPITAL RESOURCES” in the MD&A section of that report, the Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies pursuant to which they must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items.  Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of March 31, 2024, the Bank was considered well capitalized under the standard regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy. While we believe that the Company has sufficient capital to withstand an extended economic downturn, our regulatory capital ratios could be adversely impacted by future credit losses and other operational impacts of deteriorating economic conditions and inflation.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as currently applicable regulatory capital requirements, as of the dates indicated.

					Minimum		Minimum
			Minimum		For Capital		To Be Well
			For Capital		Adequacy Purposes		Capitalized Under
			Adequacy		with Conservation		Prompt Corrective
	Actual		Purposes		Buffer (1)		Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2024
Common equity tier 1 capital (to risk-weighted assets)
Company	$93,769	11.94%	$35,335	4.50%	$54,965	7.00%	N/A	N/A
Bank	$107,511	13.70%	$35,314	4.50%	$54,933	7.00%	$51,009	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$108,156	13.77%	$47,113	6.00%	$66,743	8.50%	N/A	N/A
Bank	$107,511	13.70%	$47,085	6.00%	$66,704	8.50%	$62,780	8.00%
Total capital (to risk-weighted assets)
Company	$117,984	15.03%	$62,817	8.00%	$82,448	10.50%	N/A	N/A
Bank	$117,333	14.95%	$62,780	8.00%	$82,399	10.50%	$78,475	10.00%
Tier 1 capital (to average assets)
Company	$108,156	9.77%	$44,299	4.00%	N/A	N/A	N/A	N/A
Bank	$107,511	9.71%	$44,281	4.00%	N/A	N/A	$55,351	5.00%

December 31, 2023:
Common equity tier 1 capital (to risk-weighted assets)
Company	$91,886	11.89%	$34,770	4.50%	$54,086	7.00%	N/A	N/A
Bank	$105,390	13.65%	$34,737	4.50%	$54,036	7.00%	$50,176	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$106,273	13.75%	$46,360	6.00%	$65,676	8.50%	N/A	N/A
Bank	$105,390	13.65%	$46,317	6.00%	$65,615	8.50%	$61,755	8.00%
Total capital (to risk-weighted assets)
Company	$115,944	15.01%	$61,813	8.00%	$81,130	10.50%	N/A	N/A
Bank	$115,051	14.90%	$61,755	8.00%	$81,054	10.50%	$77,194	10.00%
Tier 1 capital (to average assets)
Company	$106,273	9.57%	$44,401	4.00%	N/A	N/A	N/A	N/A
Bank	$105,390	9.50%	$44,376	4.00%	N/A	N/A	$55,470	5.00%

(1)	Conservation Buffer is calculated based on risk-weighted assets and does not apply to calculations of average assets.

(2)	Applicable to banks, but not bank holding companies.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  As of March 31, 2024, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business.  Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

ITEM 1A. Risk Factors

In management’s view, the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2023 represent the most significant risks to the Company's future results of operations and financial condition as of the date of this quarterly report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of the Company’s common stock during the three months ended March 31, 2024, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18).  During the same reporting period, the Company did not have any publicly announced repurchase plans or programs.

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month interim periods ended March 31, 2024 and 2023, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: May 15, 2024	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: May 15, 2024	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month interim periods ended March 31, 2024 and 2023, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

Exhibit 104	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

