Form 10-Q
period 2024-06-30
COMMUNITY BANCORP /VT
filed 2024-08-14
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

At August 07, 2024, there were 5,556,654 shares outstanding of the Corporation’s common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	June 30,	December 31,
Consolidated Balance Sheets	2024	2023
	(Unaudited)

Assets
Cash and due from banks	$15,017,341	$15,001,122
Federal funds sold and overnight deposits	3,411,606	5,433,391
Total cash and cash equivalents	18,428,947	20,434,513
Securities available-for-sale	174,354,789	190,706,019
Restricted equity securities, at cost	3,286,850	1,642,350
Loans held-for-sale	201,000	0
Loans	862,172,136	845,429,854
Allowance for credit losses	(10,335,715)	(9,842,725)
Deferred net loan costs	603,723	573,169
Net loans	852,440,144	836,160,298
Bank premises and equipment, net	12,489,733	12,371,371
Accrued interest receivable	4,314,122	4,246,798
Bank owned life insurance	5,274,835	5,232,703
Goodwill	11,574,269	11,574,269
Other real estate owned	275,000	0
Other assets	17,797,538	16,976,613
Total assets	$1,100,437,227	$1,099,344,934

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$159,944,015	$202,969,957
Interest-bearing transaction accounts	271,317,426	297,030,893
Money market funds	114,194,530	121,375,419
Savings	145,754,922	151,570,686
Time deposits, $250,000 and over	31,156,229	24,676,853
Other time deposits	126,365,024	99,343,974
Total deposits	848,732,146	896,967,782
Repurchase agreements	31,176,339	36,255,920
Borrowed funds	106,700,000	54,600,000
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	9,613,008	9,605,418
Total liabilities	1,009,108,493	1,010,316,120

Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, 15 shares issued and outstanding at 06/30/24 and 12/31/23 ($100,000 liquidation value, per share)	1,500,000	1,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,765,307 shares issued at 06/30/24 and 5,724,151 shares issued at 12/31/23	14,413,268	14,310,378
Additional paid-in capital	38,173,557	37,574,578
Retained earnings	57,144,239	54,198,230
Accumulated other comprehensive loss	(17,279,553)	(15,931,595)
Less: treasury stock, at cost; 210,101 shares at 06/30/24 and 12/31/23	(2,622,777)	(2,622,777)
Total shareholders’ equity	91,328,734	89,028,814
Total liabilities and shareholders’ equity	$1,100,437,227	$1,099,344,934

Book value per common share outstanding	$16.17	$15.87

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended June 30,
Consolidated Statements of Income	2024	2023
(Unaudited)

Interest income
Interest and fees on loans	$12,067,111	$10,014,968
Interest on taxable debt securities	932,209	929,963
Interest on tax-exempt debt securities	80,411	90,659
Dividends	63,270	33,999
Interest on federal funds sold and overnight deposits	54,452	144,877
Total interest income	13,197,453	11,214,466

Interest expense
Interest on deposits	3,359,835	2,224,384
Interest on borrowed funds	1,274,424	252,441
Interest on repurchase agreements	177,871	214,654
Interest on junior subordinated debentures	284,030	254,124
Total interest expense	5,096,160	2,945,603

Net interest income	8,101,293	8,268,863
Credit loss expense	331,582	281,142
Net interest income after credit loss expense	7,769,711	7,987,721

Non-interest income
Service fees	964,181	939,451
Income from sold loans	98,469	106,660
Other income from loans	278,223	341,876
Other income	431,544	450,444
Total non-interest income	1,772,417	1,838,431

Non-interest expense
Salaries and wages	2,288,000	2,264,760
Employee benefits	954,154	811,870
Occupancy expenses, net	694,230	700,228
Other expenses	2,335,187	2,087,065
Total non-interest expense	6,271,571	5,863,923

Income before income taxes	3,270,557	3,962,229
Income tax expense	542,371	765,890
Net income	$2,728,186	$3,196,339

Earnings per common share	$0.49	$0.58
Weighted average number of common shares used in computing earnings per share	5,541,540	5,461,597
Dividends declared per common share	$0.23	$0.23

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Six Months Ended June 30,
Consolidated Statements of Income	2024	2023
(Unaudited)

Interest income
Interest and fees on loans	$23,745,328	$19,390,993
Interest on taxable debt securities	1,904,557	1,873,441
Interest on tax-exempt debt securities	160,823	181,317
Dividends	105,655	64,653
Interest on federal funds sold and overnight deposits	140,385	474,288
Total interest income	26,056,748	21,984,692

Interest expense
Interest on deposits	6,440,007	4,069,131
Interest on borrowed funds	2,220,241	276,961
Interest on repurchase agreements	376,762	346,782
Interest on junior subordinated debentures	560,799	499,589
Total interest expense	9,597,809	5,192,463

Net interest income	16,458,939	16,792,229
Credit loss expense	645,161	567,668
Net interest income after credit loss expense	15,813,778	16,224,561

Non-interest income
Service fees	1,862,101	1,819,739
Income from sold loans	177,573	214,195
Other income from loans	532,824	770,448
Other income	833,826	792,827
Total non-interest income	3,406,324	3,597,209

Non-interest expense
Salaries and wages	4,746,000	4,553,520
Employee benefits	1,853,390	1,566,140
Occupancy expenses, net	1,416,733	1,471,214
Other expenses	4,555,593	4,152,752
Total non-interest expense	12,571,716	11,743,626

Income before income taxes	6,648,386	8,078,144
Income tax expense	1,097,299	1,543,043
Net income	$5,551,087	$6,535,101

Earnings per common share	$0.99	$1.19
Weighted average number of common shares used in computing earnings per share	5,531,524	5,452,867
Dividends declared per common share	$0.46	$0.46

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended June 30,
	2024	2023

Net income	$2,728,186	$3,196,339

Other comprehensive income (loss)
Unrealized holding income (loss) on securities AFS arising during the period	202,597	(1,843,589)
Tax effect	(42,547)	387,153
Other comprehensive income (loss), net of tax	160,050	(1,456,436)
Total comprehensive income	$2,888,236	$1,739,903

	Six Months Ended June 30,
	2024	2023

Net income	$5,551,087	$6,535,101

Other comprehensive (loss) income, net of tax:
Unrealized holding (loss) income on securities AFS arising during the period	(1,706,273)	1,539,725
Tax effect	358,315	(323,343)
Other comprehensive (loss) income, net of tax	(1,347,958)	1,216,382
Total comprehensive income	$4,203,129	$7,751,483

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2024
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders’
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2024	$14,310,378	$1,500,000	$37,574,578	$54,198,230	$(15,931,595)	$(2,622,777)	$89,028,814

Issuance of common stock	52,890		307,561				360,451
Cash dividends declared
Common stock				(1,268,320)			(1,268,320)
Preferred stock				(31,875)			(31,875)
Comprehensive income
Net income				2,822,901			2,822,901
Other comprehensive loss					(1,508,008)		(1,508,008)
March 31, 2024	$14,363,268	$1,500,000	$37,882,139	$55,720,936	$(17,439,603)	$(2,622,777)	$89,403,963

Issuance of common stock	50,000		291,418				341,418
Cash dividends declared
Common stock				(1,273,008)			(1,273,008)
Preferred stock				(31,875)			(31,875)
Comprehensive income
Net income				2,728,186			2,728,186
Other comprehensive income					160,050		160,050
June 30, 2024	$14,413,268	$1,500,000	$38,173,557	$57,144,239	$(17,279,553)	$(2,622,777)	$91,328,734

*Accumulated other comprehensive loss

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
	Six Months Ended June 30, 2023
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders’
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2023	$14,119,275	$1,500,000	$36,383,235	$46,464,447	$(20,667,817)	$(2,622,777)	$75,176,363
Cumulative change in accounting principle				(549,113)			(549,113)
Balance at January 1, 2023 (as adjusted				45,915,334			74,627,250
for change in accounting principle)
Issuance of common stock	43,693		276,184				319,877
Cash dividends declared
Common stock				(1,250,794)			(1,250,794)
Preferred stock				(28,125)			(28,125)
Comprehensive income
Net income				3,338,761			3,338,761
Other comprehensive income					2,672,818		2,672,818
March 31, 2023	$14,162,968	$1,500,000	$36,659,419	$47,975,176	$(17,994,999)	$(2,622,777)	$79,679,787

Issuance of common stock	45,720		336,527				382,247
Cash dividends declared
Common stock				(1,254,835)			(1,254,836)
Preferred stock				(30,000)			(30,000)
Comprehensive income
Net income				3,196,339			3,196,339
Other comprehensive loss					(1,456,436)		(1,456,436)
June 30, 2023	$14,208,688	$1,500,000	$36,995,946	$49,886,680	$(19,451,435)	$(2,622,777)	$80,517,102

*Accumulated other comprehensive loss

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six Months Ended June 30,
	2024	2023

Cash Flows from Operating Activities:
Net income	$5,551,087	$6,535,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, bank premises and equipment	524,565	543,590
Credit loss expense	645,161	567,668
Deferred income tax	185,004	(24,713)
Gain on sale of loans	(39,355)	(56,608)
(Gain) loss on sale of bank premises and equipment	(13,981)	449
Income from CFS Partners	(622,925)	(555,203)
Amortization of bond premium, net	104,385	128,123
Proceeds from sales of loans held for sale	2,043,855	2,911,663
Originations of loans held for sale	(2,205,500)	(3,759,305)
Decrease in taxes payable	(307,109)	(722,500)
(Increase) decrease in interest receivable	(67,324)	2,067
Decrease in mortgage servicing rights	42,829	41,224
Decrease in right-of-use assets	94,482	100,646
Increase (decrease) in operating lease liabilities	35,675	(107,511)
Increase in other assets	(58,811)	(130,411)
Increase in cash surrender value of BOLI	(42,132)	(39,489)
Amortization of limited partnerships	298,404	134,256
Change in net deferred loan fees and costs	(30,554)	(28,025)
Increase in interest payable	633,217	204,150
Decrease in accrued expenses	(572,385)	(502,279)
Increase in other liabilities	33,647	432,388
Net cash provided by operating activities	6,232,235	5,675,281

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	14,540,572	7,793,170
Proceeds from redemption of restricted equity securities	3,463,300	1,171,200
Purchases of restricted equity securities	(5,107,800)	(1,547,300)
Investments in limited liability entities	0	(81,250)
Increase in loans, net	(17,247,703)	(32,867,687)
Capital expenditures net of proceeds from sales of bank premises and equipment	(723,430)	(254,123)
Recoveries of loans charged off	53,690	148,379
Net cash used in investing activities	(5,021,371)	(25,637,611)

9

	2024	2023

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(68,739,409)	(41,275,644)
Net decrease in money market and savings accounts	(12,996,653)	(36,097,148)
Net increase in time deposits	33,500,426	5,582,229
Net (decrease) increase in repurchase agreements	(5,079,581)	2,056,502
Net increase in short-term borrowings	22,100,000	13,400,000
Proceeds from long-term borrowings	30,000,000	26,500,000
Decrease in finance lease obligations	(112,782)	(109,299)
Dividends paid on preferred stock	(63,750)	(58,125)
Dividends paid on common stock	(1,824,681)	(1,835,286)
Net cash used in financing activities	(3,216,430)	(31,836,771)

Net decrease in cash and cash equivalents	(2,005,566)	(51,799,101)
Cash and cash equivalents:
Beginning	20,434,513	71,140,328
Ending	$18,428,947	$19,341,227

Supplemental Schedule of Cash Paid During the Period:
Interest	$8,964,592	$4,988,313

Income taxes, net of refunds	$921,000	$2,156,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized (loss) gain on securities AFS	$(1,706,273)	$1,539,725

Loans transferred to OREO	$275,000	$0

Additions to operating lease liabilities	$138,058	$0

Common Shares Dividends Paid:
Dividends declared	$2,541,328	$2,505,629
(Increase) decrease in dividends payable attributable to dividends declared	(14,778)	31,781
Dividends reinvested	(701,869)	(702,124)
Total dividends paid	$1,824,681	$1,835,286

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation and Consolidation and Certain Definitions

Basis of Presentation and Consolidation. The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial condition and results of operations of the Company and its subsidiary, Community National Bank (the Bank), contained herein have been made.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, contained in the Company’s Annual Report on Form 10-K.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for any other interim period or the full annual period ending December 31, 2024.

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

Note 2.  Recent Accounting Developments

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. The ASU provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information, such as requiring the disclosure of specific categories in the rate reconciliation and the disaggregation of income tax expense and income taxes paid by federal, state, and foreign taxes. The ASU is effective for annual periods beginning after December 15, 2024. The Company does not believe the ASU will have a material impact on the Company’s consolidated financial statements.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended June 30,	2024	2023

Net income, as reported	$2,728,186	$3,196,339
Less: dividends to preferred shareholders	31,875	30,000
Net income available to common shareholders	$2,696,311	$3,166,339
Weighted average number of common shares used in calculating earnings per share	5,541,540	5,461,597
Earnings per common share	$0.49	$0.58

Six Months Ended June 30,	2024	2023

Net income, as reported	$5,551,087	$6,535,101
Less: dividends to preferred shareholders	63,750	58,125
Net income available to common shareholders	$5,487,337	$6,476,976
Weighted average number of common shares used in calculating earnings per share	5,531,524	5,452,867
Earnings per common share	$0.99	$1.19

Note 4.  Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2024
U.S. GSE debt securities	$12,000,000	$0	$1,219,251	$10,780,749
U.S. Government securities	34,634,287	0	1,560,609	33,073,678
Taxable Municipal securities	300,000	0	51,869	248,131
Tax-exempt Municipal securities	10,802,563	105,223	637,477	10,270,309
Agency MBS	126,025,299	164,235	18,266,747	107,922,787
ABS and OAS	2,353,172	0	171,598	2,181,574
CMO	9,369,321	0	195,229	9,174,092
Other investments	743,000	0	39,531	703,469
Total	$196,227,642	$269,458	$22,142,311	$174,354,789

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2023
U.S. GSE debt securities	$12,000,000	$0	$1,172,426	$10,827,574
U.S. Government securities	41,207,049	0	1,943,800	39,263,249
Taxable Municipal securities	300,000	0	53,035	246,965
Tax-exempt Municipal securities	10,832,494	158,982	517,691	10,473,785
Agency MBS	132,043,238	321,880	16,502,319	115,862,799
ABS and OAS	2,533,872	0	186,251	2,347,621
CMO	10,963,942	0	226,346	10,737,596
Other investments	992,000	0	45,570	946,430
Total	$210,872,595	$480,862	$20,647,438	$190,706,019

The Company had investments in Agency MBS exceeding 10% of shareholders’ equity with a book value of $126.0 million and $132.0 million, respectively, and a fair value of $107.9 million and $115.9 million, respectively, as of June 30, 2024 and December 31, 2023.

Investment securities pledged as collateral for repurchase agreements consisted of certain U.S. GSE debt securities, Agency MBS, ABS and OAS, and CMO.  These repurchase agreements mature daily.  The aggregate amortized cost and fair value of these pledged investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

June 30, 2024	$56,851,923	$48,775,625
December 31, 2023	59,300,089	52,107,148

Investment securities pledged as collateral for BTFP borrowings consisted of U.S. Government securities and U.S. GSE debt securities with an aggregate amortized cost and fair value of these pledged investments as of the balance sheet dates as follows:

	Amortized	Fair
	Cost	Value

June 30, 2024	$60,471,116	$53,732,343
December 31, 2023	49,232,069	43,795,542

There were no sales of debt securities during the first six months of 2024 or 2023.

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
June 30, 2024
Due in one year or less	$22,256,998	$21,815,891
Due from one to five years	33,675,972	31,285,708
Due from five to ten years	1,386,548	1,250,122
Due after ten years	12,882,825	12,080,281
Agency MBS	126,025,299	107,922,787
Total	$196,227,642	$174,354,789

	Amortized	Fair
	Cost	Value
December 31, 2023
Due in one year or less	$17,366,548	$17,061,882
Due from one to five years	43,976,469	41,245,991
Due from five to ten years	4,485,724	4,141,301
Due after ten years	13,000,616	12,394,046
Agency MBS	132,043,238	115,862,799
Total	$210,872,595	$190,706,019

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
June 30, 2024
U.S. GSE debt securities	$0	$0	$10,780,749	$1,219,251	11	$10,780,749	$1,219,251
U.S. Government securities	0	0	33,073,678	1,560,609	48	33,073,678	1,560,609
Taxable Municipal securities	0	0	248,131	51,869	1	248,131	51,869
Tax-exempt Municipal securities	3,050,220	39,380	3,946,038	598,097	15	6,996,258	637,477
Agency MBS	4,270,098	23,678	97,017,100	18,243,069	120	101,287,198	18,266,747
ABS and OAS	0	0	2,181,574	171,598	4	2,181,574	171,598
CMO	0	0	9,174,092	195,229	8	9,174,092	195,229
Other investments	0	0	703,469	39,531	3	703,469	39,531
Total	$7,320,318	$63,058	$157,124,831	$22,079,253	210	$164,445,149	$22,142,311

December 31, 2023
U.S. GSE debt securities	$0	$0	$10,827,574	$1,172,426	11	$10,827,574	$1,172,426
U.S. Government securities	0	0	39,263,249	1,943,800	54	39,263,249	1,943,800
Taxable Municipal securities	0	0	246,965	53,035	1	246,965	53,035
Tax-exempt Municipal securities	529,571	9,468	4,058,155	508,223	10	4,587,726	517,691
Agency MBS	1,328,433	9,218	103,000,706	16,493,101	119	104,329,139	16,502,319
ABS and OAS	0	0	2,347,621	186,251	4	2,347,621	186,251
CMO	3,309,165	18,554	7,428,431	207,792	10	10,737,596	226,346
Other investments	0	0	946,430	45,570	4	946,430	45,570
Total	$5,167,169	$37,240	$168,119,131	$20,610,198	213	$173,286,300	$20,647,438

The Company adopted ASU No. 2016-13 effective January 1, 2023, which requires credit losses on debt securities AFS to be recorded in an allowance for credit losses and eliminates the concept of OTTI for debt securities AFS. Under the ASU, if the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the credit loss is recorded through an allowance rather than as a write-down of the security. As of June 30, 2024 and December 31, 2023, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell, any of the debt securities AFS in an unrealized loss position as of such dates prior to recovery and determined that no individual debt securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses as of the balance sheet dates were primarily attributed to increases in market interest rates since these securities were purchased under other market conditions.  Accordingly, there was no ACL on AFS debt securities as of June 30, 2024 or December 31, 2023.

Note 5.  Loans, Allowance for Credit Losses, Credit Quality and Off-Balance Sheet Credit Exposures

The composition of net loans as of the balance sheet dates was as follows:

	June 30, 2024		December 31, 2023

Commercial & industrial	$129,781,623	15.05%	$121,705,707	14.40%
Purchased	9,208,804	1.07%	10,568,922	1.25%
Commercial real estate	441,804,609	51.24%	414,880,621	49.07%
Municipal	34,101,293	3.96%	54,466,988	6.44%
Residential real estate - 1st lien	212,028,611	24.59%	208,824,888	24.70%
Residential real estate - Jr lien	31,952,075	3.71%	31,668,811	3.75%
Consumer	3,295,121	0.38%	3,313,917	0.39%
Total loans	862,172,136	100.00%	845,429,854	100.00%

ACL	(10,335,715)		(9,842,725)
Deferred net loan costs	603,723		573,169
Net loans	$852,440,144		$836,160,298

(1)	As of June 30, 2024, purchased loans consisted of $4,868,823 in commercial loans and $4,339,981 in consumer loans, compared to $5,705,659 and $4,863,263, respectively, as of December 31, 2023.

Credit Loss Expense

Credit loss expense was made up of the following components for the periods indicated:

Three Months Ended June 30,	2024	2023

Credit loss expense - loans	$351,921	$378,000
Credit loss reversal - OBS credit exposure	(20,339)	(96,858)
Credit loss expense	$331,582	$281,142

Six Months Ended June 30,	2024	2023

Credit loss expense - loans	$669,721	$585,540
Credit loss reversal - OBS credit exposure	(24,560)	(17,872)
Credit loss expense	$645,161	$567,668

The following tables present the activity in the ACL on loans for the periods presented.

As of or for the three months ended June 30, 2024

					Residential	Residential
	Commercial		Commercial		Real Estate	Real Estate
	& Industrial	Purchased	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

ACL beginning balance	$1,078,956	$35,623	$5,730,532	$142,321	$2,574,341	$442,394	$23,601	$10,027,768
Charge-offs	(13,834)	0	(45,393)	0	0	0	(20,691)	(79,918)
Recoveries	31,755	0	0	0	0	1,207	2,982	35,944
Credit loss (reversal) expense	(9,798)	(3,562)	300,900	(57,068)	120,314	(17,978)	19,113	351,921
ACL ending balance	$1,087,079	$32,061	$5,986,039	$85,253	$2,694,655	$425,623	$25,005	$10,335,715

As of or for the six months ended June 30, 2024

					Residential	Residential
	Commercial		Commercial		Real Estate	Real Estate
	& Industrial	Purchased	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

ACL beginning balance	$1,100,688	$37,065	$5,522,082	$136,167	$2,590,926	$431,007	$24,790	$9,842,725
Charge-offs	(151,519)	0	(45,393)	0	0	0	(33,509)	(230,421)
Recoveries	44,069	0	0	0	0	2,415	7,206	53,690
Credit loss expense(reversal)	93,841	(5,004)	509,350	(50,914)	103,729	(7,799)	26,518	669,721
ACL ending balance	$1,087,079	$32,061	$5,986,039	$85,253	$2,694,655	$425,623	$25,005	$10,335,715

As of or for the year ended December 31, 2023

					Residential	Residential
	Commercial		Commercial		Real Estate	Real Estate
	& Industrial	Purchased	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ACL beginning balance	$1,116,322	$53,090	$5,061,813	$62,339	$2,001,836	$241,950	$69,686	$102,189	$8,709,225
Impact of adopting CECL	(164,115)	(29,196)	(22,467)	24,243	273,167	297,746	(33,813)	(102,189)	243,376
Charge-offs	(386,578)	0	0	0	(1,625)	0	(131,332)	0	(519,535)
Recoveries	10,237	0	22,058	0	72,588	29,240	44,657	0	178,780
Credit loss expense (reversal)	524,822	13,171	460,678	49,585	244,960	(137,929)	75,592	0	1,230,879
ACL ending balance	$1,100,688	$37,065	$5,522,082	$136,167	$2,590,926	$431,007	$24,790	$0	$9,842,725

As of or for the three months ended June 30, 2023

					Residential	Residential
	Commercial		Commercial		Real Estate	Real Estate
	& Industrial	Purchased	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Total

ACL beginning balance	$1,015,638	$20,201	$5,186,156	$91,185	$2,396,109	$516,648	$30,233	$9,256,170
Charge-offs	(350,000)	0	0	0	0	0	(44,187)	(394,187)
Recoveries	976	0	57	0	262	1,230	12,993	15,518
Credit loss expense (reversal)	387,728	(1,864)	85,308	(21,825)	(81,817)	(24,642)	35,112	378,000
ACL ending balance	$1,054,342	$18,337	$5,271,521	$69,360	$2,314,554	$493,236	$34,151	$9,255,501

As of or for the six months ended June 30, 2023

					Residential	Residential
	Commercial		Commercial		Real Estate	Real Estate
	& Industrial	Purchased	Real Estate	Municipal	1st Lien	Jr Lien	Consumer	Unallocated	Total

ACL beginning balance	$1,116,322	$53,090	$5,061,813	$62,339	$2,001,836	$241,950	$69,686	$102,189	$8,709,225
Impact of adopting CECL	(164,116)	(29,196)	(22,467)	24,244	273,168	297,745	(33,813)	(102,189)	243,376
Charge-offs	(361,578)	0	0	0	0	0	(69,441)	0	(431,019)
Recoveries	2,351	0	22,058	0	72,588	26,777	24,605	0	148,379
Credit loss expense (reversal)	461,363	(5,557)	210,117	(17,223)	(33,038)	(73,236)	43,114	0	585,540
ACL ending balance	$1,054,342	$18,337	$5,271,521	$69,360	$2,314,554	$493,236	$34,151	$0	$9,255,501

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

		90 Days	Total
June 30, 2024	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$217,019	$2,927,101	$3,144,120	$126,637,503	$129,781,623
Purchased	0	0	0	9,208,804	9,208,804
Commercial real estate	0	242,635	242,635	441,561,974	441,804,609
Municipal	500,000	0	500,000	33,601,293	34,101,293
Residential real estate - 1st lien	505,147	1,072,466	1,577,613	210,450,998	212,028,611
Residential real estate - Jr lien	117,402	100,210	217,612	31,734,463	31,952,075
Consumer	33,277	20,591	53,868	3,241,253	3,295,121
Totals	$1,372,845	$4,363,003	$5,735,848	$856,436,288	$862,172,136

December 31, 2023

Commercial & industrial	$253,974	$3,068,578	$3,322,552	$118,383,155	$121,705,707
Purchased	0	0	0	10,568,922	10,568,922
Commercial real estate	178,083	944,669	1,122,752	413,757,869	414,880,621
Municipal	0	0	0	54,466,988	54,466,988
Residential real estate - 1st lien	1,856,944	646,980	2,503,924	206,320,964	208,824,888
Residential real estate - Jr lien	245,856	25,007	270,863	31,397,948	31,668,811
Consumer	14,728	0	14,728	3,299,189	3,313,917
Totals	$2,549,585	$4,685,234	$7,234,819	$838,195,035	$845,429,854

For all loan segments, loans over 30 days past due are considered delinquent.

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of the dates presented.  There were no nonaccrual loans with an ACL as of June 30, 2024 or December 31, 2023.

			90 Days or
	Nonaccrual	Total	More and
June 30, 2024	with No ACL	Nonaccrual	Accruing

Commercial & industrial	$3,441,299	$3,441,299	$7,390
Commercial real estate	1,517,471	1,517,471	0
Residential real estate - 1st lien	807,261	807,261	567,440
Residential real estate - Jr lien	51,074	51,074	75,203
Consumer	0	0	20,591
Totals	$5,817,105	$5,817,105	$670,624

December 31, 2023
Commercial & industrial	$3,632,659	$3,632,659	$0
Commercial real estate	2,818,283	2,818,283	38,779
Residential real estate - 1st lien	415,074	415,074	446,395
Residential real estate - Jr lien	89,030	89,030	0
Totals	$6,955,046	$6,955,046	$485,174

Residential real estate loans in process of foreclosure as of the balance sheet dates comprised of the following:

	Number of loans	Balance

June 30, 2024	1	$88,780
December 31, 2023	0	$0

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

The Company utilizes a DCF approach to calculate the expected loss for each portfolio segment. Within the DCF model, probability of default (PD) and loss given default (LGD) assumptions are applied to calculate the expected loss for each segment. PD is management’s estimate of the probability the asset will default within a given timeframe and LGD is management’s estimate of the percentage of assets not expected to be collected due to default. The Company’s PD and LGD assumptions may be derived from internal historical default and loss experience or from external data where there are not statistically meaningful loss events for a loan segment, or it does not have default and loss data that covers a full economic cycle.

As of June 30, 2024, the primary macroeconomic drivers used within the DCF model included forecasts of civilian unemployment and changes in national gross domestic product (GDP).  Management monitors and assesses its macroeconomic drivers at least annually (generally in the fourth quarter, or more frequently as circumstances warrant) to determine whether they continue to be the most predictive indicator of losses within the Company’s loan portfolio, and these macroeconomic drivers may change from time to time.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources, which may include, but are not limited to, the FOMC forecast and other publicly available forecasts from well recognized, leading economists or firms. The Company’s reasonable and supportable forecast period generally ranges from one to three years, depending on the facts and circumstances of the current state of the economy, portfolio segment, and management’s judgment of what can be reasonably supported. The model reversion period generally ranges from one to six years, and it also depends on the current state of the economy and management’s judgments of such. Management monitors and assesses the forecast and reversion period at least annually, or more frequently as circumstances warrant.  The Company used a one-year forecast and reversion period to calculate the ACL on loans as of June 30, 2024.

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

Qualitative factors are also applied to include the levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of CRE loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. During the first quarter of 2024, the qualitative factor for delinquencies in the C&I and CRE portfolios was adjusted to reflect improving trends in those portfolios. Also, the qualitative factors for collateral in the residential portfolios were adjusted to reflect stabilization of real estate values in that sector. There were no adjustments to the qualitative factors made in the second quarter of 2024.

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

The following table presents the amortized cost basis of collateral-dependent loans (e.g. repayment expected through underlying collateral, no other expected sources of repayment) as of the balance sheet dates, by collateral type:

	Business
	Assets (1)	Real Estate
June 30, 2024
Commercial & industrial	$1,180,782	$0
Commercial real estate	0	217,585
Residential real estate - 1st lien	0	619,963
Totals	$1,180,782	$837,548

December 31, 2023
Commercial & industrial	$1,298,717	$0
Commercial real estate	0	1,263,495
Residential real estate - 1st lien	0	167,363
Totals	$1,298,717	$1,430,858

(1)	Including, but not limited to, inventory, equipment, and accounts receivable, but excluding real estate.

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

The risk ratings within the loan portfolio and current period gross charge-offs, by loan segment and origination year, were as follows:

As of or for the six months ended,							Revolving	Revolving
June 30, 2024							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Commercial & Industrial:
Pass	$6,240	$14,675	$16,718	$10,973	$2,092	$6,096	$61,176	$0	$117,970
Special mention	0	0	0	201	0	0	869	0	1,070
Substandard/Doubtful	0	317	1,294	592	396	2,220	5,923	0	10,742
Total	$6,240	$14,992	$18,012	$11,766	$2,488	$8,316	$67,968	$0	$129,782

Purchased:
Pass	$0	$4,637	$88	$1,159	$1,348	$1,977	$0	$0	$9,209
Total	$0	$4,637	$88	$1,159	$1,348	$1,977	$0	$0	$9,209

Commercial real estate:
Pass	$23,966	$69,974	$87,696	$36,762	$41,641	$111,846	$62,354	$0	$434,239
Special mention	0	0	365	2,053	0	0	0	0	2,418
Substandard/Doubtful	0	0	0	0	2,948	2,199	0	0	5,147
Total	$23,966	$69,974	$88,061	$38,815	$44,589	$114,045	$62,354	$0	$441,804

Municipal:
Pass	$7,270	$202	$680	$3,057	$4,440	$10,199	$8,253	$0	$34,101
Total	$7,270	$202	$680	$3,057	$4,440	$10,199	$8,253	$0	$34,101

Residential real estate - 1st lien:
Pass	$13,778	$29,336	$37,536	$39,460	$31,533	$55,937	$1,825	$0	$209,405
Special mention	0	162	0	0	0	0	0	0	162
Substandard/Doubtful	0	0	298	128	1,802	234	0	0	2,462
Total	$13,778	$29,498	$37,834	$39,588	$33,335	$56,171	$1,825	$0	$212,029

Residential real estate - Jr lien:
Pass	$1,068	$2,127	$1,736	$326	$571	$1,419	$23,253	$1,426	$31,926
Substandard/Doubtful	0	0	0	0	0	26	0	0	26
Total	$1,068	$2,127	$1,736	$326	$571	$1,445	$23,253	$1,426	$31,952

Consumer
Pass	$1,138	$1,022	$611	$258	$127	$139	$0	$0	$3,295
Total	$1,138	$1,022	$611	$258	$127	$139	$0	$0	$3,295

Total Loans	$53,460	$122,452	$147,022	$94,969	$86,898	$192,292	$163,653	$1,426	$862,172

Current period gross charge-offs
Commercial & Industrial	$0	$14	$0	$5	$0	$133	$0	$0	$152
Commercial real estate	0	0	0	0	45	0	0	0	45
Consumer	0	7	0	0	0	26	0	0	33
Total current period gross charge-offs	$0	$21	$0	$5	$45	$159	$0	$0	$230

As of or for the six months ended June 30, 2024, there were (i) no current period gross charge-offs within the Purchased, Municipal, Residential real estate 1st lien and Residential real estate Jr lien loan segments, (ii) no Special mention loans within the Purchased, Municipal, Residential real estate Jr lien and Consumer loan segments, and (iii) no Substandard/Doubtful loans within the Purchased, Municipal and Consumer loan segments.

The Company did not purchase any loans during the six months ended June 30, 2024.

Modifications of Loans

A loan is considered modified if, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider.  Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

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

The following table presents the amortized cost basis of loans as of June 30, 2024, that were both experiencing financial difficulty and modified during the six months ended June 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

			Total Class
	Payment	Term	of Financing
	Delay	Extension	Receivable

Commercial & Industrial	$1,634,720	$102,956	1.34%

As of the balance sheet dates, the Company had committed to lend additional amounts totaling $250,000 to the borrower whose loans are included in the table above.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2024.

Weighted-
Average
Term Extension
(months/years)

Commercial & Industrial	3 months

There were no loan modifications that were past due as of June 30, 2024, or that had a payment default since modification.

Off-Balance Sheet Credit Exposures

In the ordinary course of business, the Company enters into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded as loans when they are funded.

Allowance for Credit Losses on OBS Credit Exposures

Effective January 1, 2023, with the adoption of ASU No. 2016-13 (CECL), the Company estimates expected credit losses on OBS credit exposures over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.  The ACL on OBS credit exposures is adjusted through credit loss expense.  To appropriately measure expected credit losses, management disaggregates the loan portfolio into similar risk characteristics, identical to those determined for the loan portfolio.  An estimated funding rate is then applied to the qualifying unfunded loan commitments and letters of credit using the Company’s own historical experience to estimate the expected funded amount for each loan segment as of the reporting date.  Once the expected funded amount for each loan segment is determined, the loss rate, which is the calculated expected loan loss as a percent of the amortized cost basis for each loan segment, is applied to calculate the ACL on OBS credit exposures as of the reporting date.  The ACL on OBS credit exposures is presented within accrued interest and other liabilities on the consolidated balance sheets.  As of June 30, 2024 and December 31, 2023, the ACL on OBS credit exposures totaled $781,612 and $806,172, respectively.

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

Note 7.  Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

Six Months Ended June 30,	2024

Balance at beginning of year	$787,013
MSRs capitalized	20,004
MSRs amortized	(62,833)
Balance at end of period	$744,184

Year Ended December 31,	2023

Balance at beginning of year	$862,593
MSRs capitalized	68,297
MSRs amortized	(143,877)
Balance at end of period	$787,013

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

	June 30,	December 31,
Assets: (market approach)	2024	2023

Level 1
U.S. Government securities	$33,073,678	$39,263,249

Level 2
U.S. GSE debt securities	$10,780,749	$10,827,574
Taxable Municipal securities	248,131	246,965
Tax-exempt Municipal securities	10,270,309	10,473,785
Agency MBS	107,922,787	115,862,799
ABS and OAS	2,181,574	2,347,621
CMO	9,174,092	10,737,596
Other investments	703,469	946,430
Level 2 Total	$141,281,111	$151,442,770

Grand Total	$174,354,789	$190,706,019

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

	June 30,	December 31,
Level 2	2024	2023
Assets: (market approach)
Individually analyzed loans, net of related allowance	$900,864	$709,487
Loans held-for-sale	201,000	0
MSRs (1)	744,184	787,013
OREO	275,000	0

(1)	Represents MSRs at lower of cost or fair value.

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below.  The estimated fair values of the Company’s financial instruments as of the balance sheet dates were as follows:

June 30, 2024		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$18,429	$18,429	$0	$0	$18,429
Debt securities AFS	174,355	33,074	141,281	0	174,355
Restricted equity securities	3,287	0	3,287	0	3,287
Loans and loans held-for-sale, net of ACL
Commercial & industrial	128,683	0	901	124,654	125,555
Purchased	9,177	0	0	8,770	8,770
Commercial real estate	435,797	0	0	410,373	410,373
Municipal	34,016	0	0	32,097	32,097
Residential real estate - 1st lien	210,172	0	0	193,615	193,615
Residential real estate - Jr lien	31,526	0	0	31,059	31,059
Consumer	3,270	0	0	3,287	3,287
MSRs (1)	744	0	1,246	0	1,246
Accrued interest receivable	4,314	0	4,314	0	4,314

Financial liabilities:
Deposits
Other deposits	835,666	0	778,843	0	778,843
Brokered deposits	13,066	0	13,098	0	13,098
Overnight borrowings	13,100	0	13,100	0	13,100
Short-term advances	62,500	0	62,338	0	62,338
Long-term advances	31,100	0	30,926	0	30,926
Repurchase agreements	31,176	0	31,176	0	31,176
Operating lease obligations	479	0	479	0	479
Finance lease obligations	3,312	0	3,312	0	3,312
Subordinated debentures	12,887	0	12,716	0	12,716
Accrued interest payable	1,715	0	1,715	0	1,715

(1)	Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

December 31, 2023		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$20,435	$20,435	$0	$0	$20,435
Debt securities AFS	190,706	39,263	151,443	0	190,706
Restricted equity securities	1,642	0	1,642	0	1,642
Loans and loans held-for-sale, net of ACL
Commercial & industrial	120,589	0	709	116,287	116,996
Purchased	10,532	0	0	10,055	10,055
Commercial real estate	409,332	0	0	382,045	382,045
Municipal	54,331	0	0	51,791	51,791
Residential real estate – 1st lien	206,849	0	0	188,650	188,650
Residential real estate – Jr lien	31,238	0	0	30,745	30,745
Consumer	3,289	0	0	3,295	3,295
MSRs (1)	787	0	1,262	0	1,262
Accrued interest receivable	4,247	0	4,247	0	4,247

Financial liabilities:
Deposits
Other deposits	896,968	0	894,823	0	894,823
Overnight borrowings	9,000	0	9,000	0	9,000
Short-term advances	44,500	0	44,484	0	44,484
Long-term advances	1,100	0	931	0	931
Repurchase agreements	36,256	0	36,256	0	36,256
Operating lease obligations	443	0	443	0	443
Finance lease obligations	3,425	0	3,425	0	3,425
Subordinated debentures	12,887	0	12,719	0	12,719
Accrued interest payable	1,082	0	1,082	0	1,082

(1)	Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

Note 9.  Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business.  Management does not expect that any such litigation will be material to the Company’s consolidated financial condition or results of operations.

Note 10.  Subsequent Events

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On June 12, 2024, the Company’s Board declared a cash dividend of $0.23 per common share, payable August 1, 2024, to shareholders of record as of July 15, 2024.  This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Period Ended June 30, 2024

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly owned subsidiary, Community National Bank, as of June 30, 2024 and December 31, 2023, and its consolidated results of operations for the three-month and six-month interim periods and one year period presented.  The Company is considered a “smaller reporting company” and a “non-accelerated filer” under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two-year, rather than a three-year, period and provide certain other smaller reporting company scaled disclosures where management deems it appropriate.

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

Forward-looking statements are not guarantees of future performance.  They necessarily involve risks, uncertainties and assumptions.  Examples of forward looking statements included in this discussion include, but are not limited to, statements regarding the estimated contingent liability related to assumptions made within the asset/liability management process; management’s expectations as to the future interest rate environment and the Company’s related liquidity level; credit risk expectations relating to the Company’s loan portfolio and off-balance sheet commitments; and management’s general outlook for the future performance of the Company and the local or national economy. Although forward-looking statements are based on management’s expectations and estimates as of the date they are made, many of the factors that could influence or determine actual results are unpredictable and not within the Company’s control.

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities:

•	interest rates change in such a way as to negatively affect loan demand, the local economy or the Company’s net income, asset valuations or margins;
•	general economic or business conditions, either nationally, regionally or locally, deteriorate, resulting in a decline in credit quality or a diminished demand for the Company’s products and services;
•	the impact of inflation and slowing economic growth on the Company’s customers and on its financial results and performance;
•	the effect of United States monetary and fiscal policies, including deficit spending and the interest rate policies of the FRB and its regulation of the money supply;
•	changes in applicable accounting policies, practices and standards;
•	the geographic concentration of the Company’s loan portfolio and deposit base;
•	reductions in deposit levels, which necessitate increased borrowings to fund loans and sale of investment securities;
•	increases in the level of nonperforming assets and charge-offs;
•	changes in federal or state tax laws or policy;
•	changes in laws or government rules, including the rules of the federal Consumer Financial Protection Bureau, or the way in which courts or government agencies interpret or implement those laws or rules, increase our costs of doing business, causing us to limit or change our product offerings or pricing, or otherwise adversely affect the Company’s business;
•

regulatory responses to high profile bank failures increase our costs of operation, including through regulatory compliance changes and higher FDIC deposit insurance assessments to replenish the Bank Insurance Fund (BIF);

•	competitive pressures increase among financial service providers in the Company’s northern New England market area or in the financial services industry generally, including competitive pressures from non-bank lenders, payment systems and other financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems;
•	cybersecurity risks, including risks to our vendors, could adversely affect the Company’s business, financial performance or reputation and could result in financial liability for losses incurred by customers or others due to data breaches or other compromise of the Company’s information security systems;
•	higher-than-expected costs are incurred relating to information technology or difficulties arise in implementing technological enhancements;
•	management’s risk management measures may not be completely effective;
•	changes in consumer and business spending, borrowing and savings habits;
•	operational and internal system failures due to changes in normal business practices, including remote working for Company staff;
•	increased cybercrime and payment system risk due to increased usage by customers of online, mobile and other remote banking channels;
•	the ongoing challenges to find qualified workers to maintain a stable workforce;
•	losses due to the fraudulent or negligent conduct of third parties, including the Company’s service providers, customers and employees; and
•	adverse changes in the credit rating of U.S. government debt.

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

OVERVIEW

The Company’s consolidated assets as of June 30, 2024, were $1.10 billion compared to just under $1.10 billion as of December 31, 2023, a slight increase of 0.1%.  Changes in the asset base included an increase in loans of $16.7 million, or 2.0%, which was offset by a decrease of $16.4 million, or 8.6%, in investment securities.  The increase in the loan portfolio was primarily attributable to an increase of $8.1 million in commercial & industrial loans, $26.9 million in CRE loans and $3.2 million in residential first lien loans, which was partially offset by a decrease of $20.4 million in municipal loans and $1.4 million in purchased loans.  The decrease in the investment portfolio was due in part to maturities in the U.S. Government securities portfolio, paydowns in the MBS and CMO portfolios and an increase in the unrealized loss position of the investment portfolio due to prevailing interest rates.  In addition, cash flows from the investment portfolio were used primarily to fund loan growth and other liquidity needs, rather than to purchase new investment securities.

Total deposits as of June 30, 2024, were $848.7 million compared to $897.0 million as of December 31, 2023, a decrease of $48.2 million, or 5.4%.  Year to date, demand and interest-bearing transaction accounts decreased in total by $68.7 million or 13.8%, money market funds decreased $7.2 million, or 5.9%, and savings accounts decreased $5.8 million, or 3.8%.  This was partially offset by an increase of $33.5 million, or 27.0%, in time deposits.  The Company has been offering competitive interest rates for retail time deposits, and accessing the brokered deposit market, accounting for the increase in these funds.  A decrease in deposit balances is typical in the first and second quarters of the calendar year, with balances increasing through year end due in part to the timing of customers’ income tax obligations and the spend down of deposited funds by Vermont municipal customers prior to their June 30 fiscal year end.  The decrease in deposit balances, combined with the loan growth has required the use of borrowed funds as a supplemental funding source.

Total interest income increased approximately $2.0 million, or 17.7%, for the second quarter of 2024, compared to the same quarter in 2023, and $4.1 million, or 18.5%, for the first six months of 2024, compared to the same period in 2023.  The growth of the loan portfolio originated at higher interest rates, as well as adjustable-rate loans repricing to current market rates, helped to support the year-over-year increase in interest income.

Total interest expense increased $2.2 million, or 73.0%, for the second quarter of 2024, compared to the same quarter of 2023 and increased $4.4 million, or 84.8%, for the first six months of 2024, compared to the same period in 2023.  The higher rate environment has increased borrowing costs and put more pressure on competitive deposit pricing, resulting in an increase in the rates paid on the Company’s money market and time deposit accounts. Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section for more information on the impact that the actions of the FRB’s FOMC in regulating interest rates, and changes in the yield curve, could have on our net interest income.

The credit loss expense for the six months ended June 30, 2024 and 2023, was determined under ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, commonly referenced as the Current Expected Credit Losses, or CECL, which the Company adopted effective January 1, 2023.  The credit loss expense for the second quarter of 2024 was $331,582 compared to $281,142 for the same quarter of 2023 and $645,161 for the first six months of 2024 compared to $567,668 for the same period in 2023, resulting in increases of $50,440, or 17.9%, and $77,493, or 13.7%, respectively, between periods.  The current period credit loss expense considers a number of factors, including loan growth and changes in balances of the loan categories within the current portfolio, changes in forecasts, historical loss rate and qualitative factors. Please refer to Note 5 of the unaudited consolidated financial statements as well as the ACL and credit loss expense discussion in the Credit Risk section of this MD&A.

Consolidated net income for the second quarter of 2024 decreased $468,153 to $2.7 million compared to $3.2 million for the same quarter of 2023, and for the first six months of 2024 consolidated net income decreased $984,014 to $5.6 million compared to $6.5 million for the same period of 2023.  Year over year, the $4.4 million increase in interest expense, despite a $4.1 million increase in interest income, was a contributing factor to the decrease in net income, along with a $828 thousand increase in non-interest expense as well as a $191 thousand decrease in non-interest income. These changes, along with other significant changes in non-interest income and non-interest expense are discussed in the appropriate sections of this MD&A.

Equity capital increased to $91.3 million, with a book value per share of $16.17 as of June 30, 2024, compared to $89.0 million and a book value per share of $15.87 as of December 31, 2023.  The moderate increase in equity capital between periods reflected the combined effect of net income of $5.6 million for the first six months of 2024, offset in part by an increase in unrealized losses in the investment portfolio of $1.3 million, net of tax, reflected in accumulated other comprehensive loss, and dividends paid totaling $2.5 million.  The unrealized loss position in the investment portfolio is considered by management as temporary and does not impact the Company’s regulatory capital ratios.

During the month of July sections of northern Vermont were hit with catastrophic flash flooding following heavy rainfall from two separate storms, leading to significant road washouts and flooding homes and businesses. The portion of the Company’s service area most impacted was Lamoille, Caledonia, Essex and Orleans counties.  None of the Company’s branches sustained any flood damage. The impact to the Bank’s customers appears to be manageable.

On June 12, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per common share, payable on August 1, 2024, to shareholders of record on July 15, 2024.

As of June 30, 2024, all the Company’s capital ratios, and those of our subsidiary Bank, were in excess of applicable regulatory requirements.    On July 23, 2024, the Company announced the adoption of a stock repurchase program for the repurchase of up to 275,000 shares of the Company’s common stock, representing approximately 5% of the outstanding common shares.  Purchases under the program may be on such terms, including price, as market conditions warrant, and may be made through open market purchases or in privately negotiated transactions.  The repurchase authorization will expire in five years, unless extended, or earlier terminated, by the Board.

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

These policies are described in the Company’s 2023 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements.  There were no material changes during the first six months of 2024 in the Company’s critical accounting policies.

ACL - Management believes that the calculation of the ACL is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements.  In estimating the ACL, management has adopted a methodology consistent with ASU No. 2016-13 that requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses over the life of the loans at the measurement date.  Further consideration is given to qualitative factors, including changes in current economic indicators and their probable impact on borrowers and collateral, trends in delinquent and non-performing loans, trends in criticized and classified assets, levels of exceptions, the impact of competition in the market, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments and the geographic distribution of CRE loans. Management’s estimates used in calculating the ACL may increase or decrease based on changes in these factors, which in turn will affect the amount of the Company’s provision for credit losses charged against current period income.  This evaluation is inherently subjective and actual results could differ significantly from these estimates under different assumptions, judgments or conditions.  The Company estimates expected credit losses on OBS credit exposures over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company.  The ACL on OBS credit exposures is recorded as a liability on the balance sheet within Accrued interest and other liabilities, with adjustments made through credit loss expense.

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

RESULTS OF OPERATIONS

The Company’s net income for the second quarter of 2024 was $2.7 million, or $0.49 per common share, compared to $3.2 million, or $0.58 per common share for the same quarter of 2023, and for the first six months of 2024 was $5.6 million, or $0.99 per common share, compared to $6.5 million, or $1.19 per common share, for the same period in 2023.  Core earnings (NII) were $8.1 million for the second quarter of 2024 compared to $8.3 million for the same period of 2023, and $16.5 million for the first six months of 2024 compared to $16.8 million for the same period in 2023.  Interest and fees on loans, the major component of interest income, increased $2.1 million, or 20.5% for the second quarter of 2024 compared to the same quarter of 2023, and $4.4 million, or 22.5%, for the first six months of 2024 compared to the same period in 2023.  Interest paid on deposits, which is the major component of total interest expense, increased $1.1 million, or 51.1% for the second quarter of 2024 compared to the same quarter of 2023 and increased $2.4 million, or 58.3%, year over year, driven primarily by the increases in the fed funds rate during 2022 and into the third quarter of 2023. A shift from lower yielding interest-bearing accounts and savings accounts to higher yielding money market and certificate of deposit accounts has contributed to the higher interest expense year over year. Interest on borrowed funds increased $1.0 million, or 404.8% for the second quarter of 2024 compared to the same period in 2023 and increased $1.9 million, or 701.6%, for the first six months of 2024 compared to the same period in 2023.  Market pressures on deposit rates along with an increased use of wholesale funding are driving up the Company’s cost of funds and compressing the net interest margin and net interest spread.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity, which is net income divided by average shareholders’ equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized, as well as other equity ratios monitored by management, for the comparison periods presented.

Three Months Ended June 30,	2024	2023

Return on average assets	0.99%	1.25%
Return on average equity	12.27%	16.05%
Dividend payout ratio (1)	46.94%	39.66%
Average equity to average assets	8.04%	7.78%

Six Months Ended June 30,	2024	2023

Return on average assets	1.01%	1.28%
Return on average equity	12.50%	16.79%
Dividend payout ratio (1)	46.46%	38.66%
Average equity to average assets	8.07%	7.63%

(1)	Dividends declared per common share divided by earnings per common share.

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

The Company’s tax-exempt interest income of $617,843 and $300,389 for the three months ended June 30, 2024 and 2023, respectively, and $1.2 million and $592,343 for the six months ended June 30, 2024 and 2023, respectively, was derived from loans to local municipalities of $34.1 million and $27.7 million, and tax-exempt municipal investments of $10.3 million and $11.4 million as of June 30, 2024 and 2023, respectively.

The following table shows the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

Three Months Ended June 30,	2024	2023

Net interest income as presented	$8,101,293	$8,268,863
Effect of tax-exempt income	164,237	79,850
Net interest income, tax equivalent	$8,265,530	$8,348,713

Six Months Ended June 30,	2024	2023

Net interest income as presented	$16,458,939	$16,792,229
Effect of tax-exempt income	317,209	157,458
Net interest income, tax equivalent	$16,776,148	$16,949,687

The following table presents the daily average assets and the daily average liabilities, including the yields on interest-earning assets and interest-bearing liabilities for the comparison periods.  Interest income (excluding interest on non-accrual loans) is expressed on a tax equivalent basis, both in dollars and as a yield/rate for the comparison periods presented.  Net interest income, net interest spread, and net interest margin are also expressed on a tax equivalent basis.

	Three Months Ended June 30,
	2024			2023
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average Assets
Loans, net (1)	$864,882,180	$12,209,973	5.68%	$761,639,880	$10,070,719	5.30%
Taxable investment securities	166,488,058	932,209	2.25%	178,445,569	929,963	2.09%
Tax-exempt investment securities	10,267,118	101,786	3.99%	11,559,086	114,758	3.98%
Sweep and interest-earning accounts	4,343,705	54,452	5.04%	12,627,674	144,877	4.60%
Other investments (2)	3,179,253	63,270	8.00%	1,880,974	33,999	7.25%
Total interest-earning assets	$1,049,160,314	$13,361,690	5.12%	$966,153,183	$11,294,316	4.69%
Cash and due from banks	10,633,735			11,054,246
Premises and equipment	12,578,195			12,750,400
BOLI	5,260,952			5,179,747
Goodwill	11,574,269			11,574,269
Other assets	22,580,312			20,193,636
Total assets	$1,111,787,777			$1,026,905,481

Average Liabilities and Shareholders’ Equity
Interest-bearing transaction accounts	$269,333,402	$1,266,535	1.89%	$271,067,384	$1,172,966	1.74%
Money market funds	124,253,641	737,873	2.39%	120,237,077	490,517	1.64%
Savings deposits	147,164,162	32,447	0.09%	168,652,681	33,032	0.08%
Time deposits	145,399,534	1,322,980	3.66%	106,617,890	527,868	1.99%
Repurchase agreements	29,128,815	177,871	2.46%	36,663,793	214,654	2.35%
Borrowed funds	103,634,110	1,255,272	4.87%	20,497,549	232,016	4.54%
Finance lease obligations	3,331,479	19,152	2.30%	3,554,222	20,426	2.30%
Junior subordinated debentures	12,887,000	284,030	8.86%	12,887,000	254,124	7.91%
Total interest-bearing liabilities	$835,132,143	$5,096,160	2.45%	$740,177,596	$2,945,603	1.60%
Noninterest bearing deposits	181,445,666			199,692,664
Other liabilities	5,793,166			7,133,908
Total liabilities	1,022,370,975			947,004,168
Shareholders’ equity	89,416,802			79,901,313
Total liabilities and shareholders’ equity	$1,111,787,777			$1,026,905,481

Net interest income		$8,265,530			$8,348,713
Net interest spread (3)			2.67%			3.09%
Net interest margin (4)			3.17%			3.47%

(1)

Included in net loans are non-accrual loans with average balances of $6,377,110 and $8,055,008 for the three months ended June 30, 2024 and 2023, respectively. Loans are stated net of unearned discount and ACL, plus loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $58,625,102 and $35,117,182 for the three months ended June 30, 2024 and 2023, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $2,114,103 and $815,824 for the three months ended June 30, 2024 and 2023, respectively, with a dividend rate of approximately 8.4% and 7.55%, respectively, per quarter.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

	Six Months Ended June 30,
	2024			2023
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average Assets
Loans, net (1)	$855,916,469	$24,019,787	5.64%	$754,033,422	$19,500,253	5.22%
Taxable investment securities	170,916,364	1,904,557	2.24%	180,094,857	1,873,441	2.10%
Tax-exempt investment securities	10,314,582	203,573	3.97%	11,509,253	229,515	4.02%
Sweep and interest-earning accounts	5,400,927	140,385	5.23%	21,499,499	474,288	4.45%
Other investments (2)	2,714,732	105,655	7.83%	1,830,010	64,653	7.12%
Total interest-earning assets	1,045,263,074	$26,373,957	5.07%	$968,967,041	$22,142,150	4.61%
Cash and due from banks	10,306,442			10,547,324
Premises and equipment	12,481,206			12,870,825
BOLI	5,250,400			5,169,993
Goodwill	11,574,269			11,574,269
Other assets	21,877,830			19,440,462
Total assets	$1,106,753,221			$1,028,569,914

Average Liabilities and Shareholders’ Equity
Interest-bearing transaction accounts	$278,669,658	$2,635,415	1.90%	$275,463,700	$2,137,833	1.57%
Money market funds	122,765,982	1,366,838	2.24%	127,884,423	1,004,192	1.58%
Savings deposits	148,958,173	64,055	0.09%	169,907,932	64,028	0.08%
Time deposits	138,139,607	2,373,699	3.46%	104,476,174	863,077	1.67%
Repurchase agreements	31,275,434	376,762	2.42%	36,401,533	346,782	1.92%
Borrowed funds	90,641,242	2,181,613	4.84%	11,106,519	235,796	4.28%
Finance lease obligations	3,359,597	38,628	2.30%	3,581,422	41,166	2.30%
Junior subordinated debentures	12,887,000	560,799	8.75%	12,887,000	499,589	7.82%
Total interest-bearing liabilities	826,696,693	$9,597,809	2.33%	741,708,703	$5,192,463	1.41%
Noninterest bearing deposits	185,401,062			201,484,980
Other liabilities	5,375,312			6,892,039
Total liabilities	1,017,473,067			950,085,722
Shareholders’ equity	89,280,154			78,484,192
Total liabilities and shareholders’ equity	$1,106,753,221			$1,028,569,914

Net interest income		$16,776,148			$16,949,687
Net interest spread (3)			2.74%			3.20%
Net interest margin (4)			3.23%			3.53%

(1)

Included in net loans are non-accrual loans with average balances of $6,450,580 and $8,137,701 for the six months ended June 30, 2024 and 2023, respectively. Loans are stated net of unearned discount and ACL, and include loans held-for-sale and tax-exempt loans to local municipalities with average balances of $57,613,672 and $35,147,221 for the six months ended June 30, 2024 and 2023, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $1,649,582 and $764,860, respectively, with a dividend rate of approximately 8.4% and 6.67%, respectively, for the six months ended June 30, 2024 and 2023, respectively.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three- and six-month periods ended June 30, 2024 increased 8.6% and 7.9%, respectively, compared to the same periods last year, and the average yield on interest-earning assets increased 43 bps and 46 bps, respectively.

The average volume of loans increased over the three- and six-month comparison periods of 2024 versus 2023 by 13.6% and 13.5%, respectively, and the average yield on loans increased 38 bps and 42 bps, respectively.  Loans accounted for 82.4% and 81.9% of the average interest-earning asset portfolio for the three- and six-month periods ended June 30, 2024, compared to 78.8% and 77.8%, respectively, for the same periods last year.  Interest earned on the loan portfolio as a percentage of total interest income was 91.4% and 91.1%, respectively, for the three- and six-month periods in 2024 compared to 89.2% and 88.1%, respectively, for the same periods in 2023.

The average volume of the taxable investment portfolio (classified as AFS) decreased 6.7% and 5.1%, respectively, during the three- and six-month periods ended June 30, 2024, compared to the same periods last year, while the average yield increased 16 bps and 14 bps, respectively, between periods.  There were no purchases of taxable AFS investment securities during the first six months of 2024, accounting for the decrease in average volume year over year.

The average volume of the tax-exempt investment portfolio (classified as AFS) for the three- and six-month periods ended June 30, 2024 decreased 0.7% in both periods, and the tax equivalent yield increased one bps and decreased five bps, respectively.  There were no tax-exempt bond purchases during the first six months of 2024, accounting for the decrease in average volume in this portfolio.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest-bearing account at the FRBB, decreased 65.6% and 74.9%, respectively, for the three- and six-months ended June 30, 2024, compared to the same periods in 2023.  The decrease in average volume year over year is attributable to the funding of loan growth, and to a decrease in customer deposit accounts.  The average yield on these funds increased 44 bps and 78 bps, respectively, for the three- and six-month periods ended June 30, 2024, versus the same periods in 2023, directly related to the increases in the fed funds rate throughout 2022 and into 2023.

The average volume of interest-bearing liabilities for the three- and six-month periods ended June 30, 2024 increased 12.8% and 11.5%, respectively, compared to the same periods in 2023, and the average rate paid on interest-bearing liabilities increased 85 bps and 92 bps, respectively.

The average volume of interest-bearing transaction accounts decreased 0.6% and increased 1.2%, respectively, for the three- and six-month periods ended June 30, 2024, compared to the same periods of 2023, reflecting moderate growth year over year. The average rate paid on these accounts increased 15 bps and 33 bps, respectively, between comparison periods.  Interest-bearing transaction accounts comprised 32.3% and 33.7% of the average interest-bearing liabilities portfolio for the three- and six-month periods ended June 30, 2024, compared to 36.6% and 37.1%, respectively, for the same periods last year.  Interest paid on these funds accounted for 24.9% and 27.5%, respectively, of total interest expense for the three- and six-month periods of 2024 compared to 39.8% and 41.2%, respectively, for the same periods in 2023.

The average volume of money market accounts increased 3.3% and decreased 4.0%, respectively, for the three- and six-month periods ended June 30, 2024, compared to the same periods in 2023, while the average rate paid on these deposits increased 75 bps and 66 bps, respectively.

The average volume of savings accounts decreased 12.7% and 12.3%, respectively, for the three- and six-month periods ended June 30, 2024, compared to the same periods in 2023, while the average rate paid on these accounts increased one bp in both comparison periods.

The average volume of time deposits increased 36.4% and 32.2%, respectively, for the three- and six-month periods ended June 30, 2024, compared to the same periods in 2023, and the average rate paid increased 167 bps and 179 bps, respectively.

The Company has utilized borrowed funds to fund loan growth and cover deposit outflows, particularly during the second and third quarters of 2023, and continuing into 2024, accounting for the increases of $83.1 million and $79.5 million, respectively, for the three- and six-month periods ended June 30, 2024, compared to the same periods in 2023.  The average rate paid on borrowed funds increased by 33 bps and 56 bps, respectively, for the three- and six-month periods ended June 30, 2024, compared to the same periods in 2023.

The average volume of repurchase agreements decreased 20.6% and 14.1%, respectively, for the three- and six-month periods ended June 30, 2024, compared to the same periods in 2023, while the average rate paid increased 11 bps and 50 bps, respectively, between comparison periods.

In summary, between the three- and six-month periods ended June 30, 2024 and 2023, the average yield on interest-earning assets increased 43 bps and 46 bps, respectively, and the average rate paid on interest-bearing liabilities increased 85 bps and 92 bps, respectively.  Net interest spread decreased 42 bps and 46 bps, respectively, for the three- and six-month periods ended June 30, 2024 versus the same periods in 2023, and the net interest margin decreased 30 bps in both comparison periods.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the interim periods presented for 2024 and 2023 resulting from volume changes in daily average assets and daily average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Compared to			Compared to
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance

Average Interest-Earning Assets

Loans, net	$775,041	$1,364,213	$2,139,254	$1,882,242	$2,637,292	$4,519,534
Taxable investment securities	69,139	(66,893)	2,246	133,353	(102,237)	31,116
Tax-exempt investment securities	(155)	(12,817)	(12,972)	(2,357)	(23,585)	(25,942)
Sweep and interest-earning accounts	13,383	(103,808)	(90,425)	84,774	(418,677)	(333,903)
Other investments	5,804	23,467	29,271	9,765	31,237	41,002
Total	$863,212	$1,204,162	$2,067,374	$2,107,777	$2,124,030	$4,231,807

Average Interest-Bearing Liabilities

Interest-bearing transaction accounts	$101,717	$(8,148)	$93,569	$472,622	$24,960	$497,582
Money market funds	230,933	16,423	247,356	419,659	(57,013)	362,646
Savings deposits	4,223	(4,808)	(585)	9,403	(9,376)	27
Time deposits	602,702	192,410	795,112	1,231,843	278,779	1,510,622
Repurchase agreements	9,304	(46,087)	(36,783)	91,667	(61,687)	29,980
Borrowed funds	82,241	941,015	1,023,256	257,763	1,688,054	1,945,817
Finance lease obligations	0	(1,274)	(1,274)	(1)	(2,537)	(2,538)
Junior subordinated debentures	29,906	0	29,906	61,210	0	61,210
Total	$1,061,026	$1,089,531	$2,150,557	$2,544,166	$1,861,180	$4,405,346

Changes in net interest income	$(197,814)	$114,631	$(83,183)	$(436,389)	$262,850	$(173,539)

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	Income	Percent	2024	2023	Income	Percent

Service fees	$964,181	$939,451	$24,730	2.63%	$1,862,101	$1,819,739	$42,362	2.33%
Income from sold loans	98,469	106,660	(8,191)	-7.68%	177,573	214,195	(36,622)	-17.10%
Other income from loans	278,223	341,876	(63,653)	-18.62%	532,824	770,448	(237,624)	-30.84%
Other income
Income from CFS Partners	328,598	303,152	25,446	8.39%	622,925	555,203	67,722	12.20%
Other miscellaneous income	102,946	147,292	(44,346)	-30.11%	210,901	237,624	(26,723)	-11.25%
Total non-interest income	$1,772,417	$1,838,431	$(66,014)	-3.59%	$3,406,324	$3,597,209	$(190,885)	-5.31%

Total non-interest income decreased $66,014, or 3.6% and $190,885, or 5.3%, respectively, for the three and six months ended June 30, 2024, compared to the same periods in 2023, with significant changes noted in the following:

•	Proceeds from sale of loans into the secondary market amounted to $2.0 million and $2.9 million, respectively for the first six months of 2024 and 2023, accounting for the decrease in income from sold loans between periods.

•	Although loan volume increased during the first six months of 2024, a complex CRE project closed during the first three months of 2023 generating approximately $126 thousand in documentation fees, accounting for some of the decrease in other income from loans for 2024 versus 2023.

•	Income from CFS Partners increased between periods due in part to an equity market rally during the first six months of 2024 and successful retention in managed accounts. CFS Partners has a small portion of its equity capital invested in the stock market, and as a result is sensitive to general stock market conditions.

•	Other miscellaneous income is made up of many individual line items that in the aggregate represent less than 7% of total non-interest income.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	Expense	Percent	2024	2023	Expense	Percent

Salaries and wages	$2,288,000	$2,264,760	$23,240	1.03%	$4,746,000	$4,553,520	$192,480	4.23%
Employee benefits	954,154	811,870	142,284	17.53%	1,853,390	1,566,140	287,250	18.34%
Occupancy expenses, net	694,230	700,228	(5,998)	-0.86%	1,416,733	1,471,214	(54,481)	-3.70%
Other expenses
Charged-off checks	5,471	2,218	3,253	146.66%	39,527	2,853	36,674	1285.45%
Service contracts - administrative	201,875	152,989	48,886	31.95%	384,639	308,489	76,150	24.68%
FDIC insurance	140,531	124,700	15,831	12.70%	296,637	256,343	40,294	15.72%
Collection & non-accruing loan expense	90,500	10,500	80,000	761.90%	138,500	36,000	102,500	284.72%
Electronic banking expense	113,747	68,468	45,279	66.13%	223,020	135,635	87,385	64.43%
ATM fees	174,727	150,644	24,083	15.99%	339,333	311,470	27,863	8.95%
Other miscellaneous expenses	1,608,336	1,577,546	30,790	1.95%	3,133,937	3,101,962	31,975	1.03%
Total non-interest expense	$6,271,571	$5,863,923	$407,648	6.95%	$12,571,716	$11,743,626	$828,090	7.05%

Total non-interest expense increased $407,648, or 7.0% and $828,090, or 7.1%, respectively, for the three and six months ended June 30, 2024, compared to the same periods in 2023, with significant changes noted in the following:

•	The increases in salaries and wages during the three and six month periods of 2024 reflect normal salary increases and new hires and promotions in the areas of operations and commercial lending in the latter part of 2023, although the amounts and percentages of such increases were moderated by the effect of several unfilled positions during the first half of 2024.

•	The increase in employee benefits is attributable to an increase in health insurance claims year over year under the Company’s self-insured health insurance plan.

•	The decrease in occupancy expense is due to a combination of lower building maintenance costs as more repairs are done by staff rather than relying on outside vendors, and the settlement of a flood insurance claim received in the first quarter of 2024 where the replacement value received exceeded the depreciated value of equipment, resulting in a capital gain on equipment.

•	An increase in check fraud activity resulted in an increase in charged-off checks.

•	The increase in service contracts - administrative is due to a combination of new contracts, an increase in transaction-based pricing for certain contracts, and contractual inflationary adjustment factors that are higher than historical increase adjustments.

•	The increase in FDIC insurance is attributable in part to an increase in the assessment multiplier.

•	Collection & non-accruing loan expenses were higher year over year due primarily to an increase in legal fees and insurance expenses associated with a commercial property in the Company’s non-accruing loan portfolio.

•	The increase in electronic banking expense is attributable to an upgrade of the Company’s electronic banking platform.

•	ATM fees are transaction-based and reflect increased customer activity year over year, as well as annual contractual price adjustments.

APPLICABLE INCOME TAXES

The provision for income taxes decreased $223,519, or 29.2% for the second quarter of 2024 and $445,744, or 28.9% for the first six months of 2024 compared to the same periods in 2023, which is consistent with the decrease in income before income taxes but is also partially attributable to an increase in tax-exempt income associated with municipal loans and investments and an increase in tax credits year over year.  Tax credits related to low-income housing limited partnership investments amounted to $174,612 and $80,529 for the second quarter of 2024 and 2023, respectively, and $349,224 and $161,058, respectively for the first six months of 2024 and 2023.  The Company’s investment in two new limited partnerships were fully funded by year-end 2023 accounting for the increase in tax credits.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $149,202 and $67,128 for the second quarter of 2024 and 2023, respectively and $298,404 and 134,256, respectively, for the first six months of 2024 and 2023.  These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 5% and 7%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company’s major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as of the balance sheet dates:

	June 30, 2024		December 31, 2023
Assets
Loans	$862,172,136	78.35%	$845,429,854	76.90%
AFS securities	174,354,789	15.84%	190,706,019	17.35%

Liabilities
Demand deposits	159,944,015	14.53%	202,969,957	18.46%
Interest-bearing transaction accounts	271,317,426	24.66%	297,030,893	27.02%
Money market funds	114,194,530	10.38%	121,375,419	11.04%
Savings deposits	145,754,922	13.25%	151,570,686	13.79%
Time deposits	157,521,253	14.31%	124,020,827	11.28%
Overnight borrowings	13,100,000	1.19%	9,000,000	0.82%
Short-term advances	62,500,000	5.68%	44,500,000	4.05%
Long-term advances	31,100,000	2.83%	1,100,000	0.10%

The following table reflects the changes in the composition of the Company’s major categories of assets and liabilities between the balance sheet dates, as disclosed in the table above:

	Volume Change	Percentage
Assets
Loans	$16,742,282	1.98%
AFS securities	(16,351,230)	-8.57%

Liabilities
Demand deposits	(43,025,942)	-21.20%
Interest-bearing transaction accounts	(25,713,467)	-8.66%
Money market funds	(7,180,889)	-5.92%
Savings deposits	(5,815,764)	-3.84%
Time deposits	33,500,426	27.01%
Overnight borrowings	4,100,000	45.56%
Short-term advances	18,000,000	40.45%
Long-term advances	30,000,000	2727.27%

The increase in the loan portfolio during the first six months of 2024 was primarily attributable to increases in CRE loans and commercial & industrial loans, which was partially offset by a decrease in the municipal loan portfolio.  The decrease in the municipal loan portfolio is cyclical during the second quarter as municipalities pay off current borrowings prior to their June 30 fiscal year end and renew in July based on projected income and expenses for the upcoming fiscal year.  The Company competes with area financial institutions for these municipal funds and was pleased to increase its municipal loan portfolio and associated deposits by approximately $27.3 million following the June 30, 2024 quarter end, through renewals as well as the creation of new municipal relationships.

The decrease in the securities AFS portfolio at June 30, 2024 is attributable to the combined effect during the first six months of the year of maturities amounting to $6.7 million and principal payments on MBS, ABS and CMO investments totaling $7.8 million and an increase of $1.7 million in unrealized losses, which is reflected in OCI.  In management’s view, the size of the AFS securities portfolio is appropriate and proportional to the overall asset base, as this portfolio serves an important role in the Company’s liquidity position.

The decrease in demand deposit accounts is attributable to a $24.2 million, or 15.9%, decrease in business DDAs. The decrease in interest-bearing transaction accounts was primarily due to a decrease of $17.8 million, or 44.5%, in municipal deposit accounts, and a decrease of $11.2 million, or 21.5% in the deposit account of the Company’s trust and asset management affiliate, CFSG.  These decreases were partially offset by an increase of $7.9 million, or 9.0%, in ICS reciprocal DDAs.  The decrease in money market funds was driven by a decrease of $12.0 million, or 12.2%, in retail money market funds and a decrease in municipal deposits of $4.7 million, or 49.0%, which was partially offset by an increase in reciprocal ICS MMAs of $9.5 million, or 72.2%.  The increase in time deposits is attributable to customer response to periodic certificate of deposit specials that have been offered as well as an increase in brokered deposits, as the Company looks to alternate sources of funding to support loan growth.  As a result of the year to date decrease in aggregate deposits, in addition to utilizing brokered deposits the Company utilized funding lines with the FHLBB and FRB, including long-term advances, as a supplemental funding source, accounting for the significant increase in these funds.

UNINSURED DEPOSITS

Estimated deposits in excess of the FDIC insurance level amounted to $133.6 million as of June 30, 2024 and $217.3 million at December 31, 2023.  The estimated balance of uninsured time deposits as of June 30, 2024 were made up of time CDs of $28.3 million and retirement accounts of $2.9 million.  Increments of maturity of these time deposits are summarized as follows:

3 months or less	$13,179,093
Over 3 through 6 months	13,376,543
Over 6 through 12 months	2,727,174
Over 12 months	1,929,699
Total	$31,212,509

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

Under the Company’s interest rate sensitivity modeling, in a rising rate environment NII initially trends upward as the short-term asset base (cash and adjustable-rate loans) quickly cycle upward while the retail funding base (deposits) lags the market.  If rates paid on deposits must be increased more and/or more quickly than projected due to competitive pressures, the expected benefit of rising rates would be reduced.  In a falling rate environment, NII is expected to trend slightly downward compared with the current rate environment scenario for the first year of the simulation as asset yield erosion is not fully offset by decreasing funding costs.  Thereafter, net interest income is projected to experience sustained downward pressure as funding costs reach their assumed floors and asset yields continue to reprice into the lower rate environment.  The prolonged inverted yield curve and an increased need for higher cost funding has resulted in a more liability sensitive balance sheet because in the rising rate environment there may be an initial delay in relief from deposit pricing.

The following table summarizes the estimated impact on the Company’s NII over a twelve-month period, assuming a gradual parallel shift of the yield curve beginning June 30, 2024:

Rate Change	Percent Change in NII

Down 100 bps	0.6%
Up 200 bps	-5.1%

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

As of June 30, 2024, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear interest at a quarterly floating rate equal to 3-month CME SOFR, as adjusted by a spread adjustment factor of 0.26161, plus 2.85%.  The quarterly floating rate in effect on the debentures was 8.496% for the March 2024 payment and 8.441% for the June 2024 payment.

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

Residential mortgage loans represented 28.3% of the Company’s loan balances as of June 30, 2024, compared to 28.5% as of December 31, 2023.  The Company maintains a residential mortgage loan portfolio of traditional mortgage products and does not offer higher risk loan products, such as option adjustable-rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates.  Residential mortgages with loan-to-value ratios exceeding 80% are generally covered by PMI.  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  As of June 30, 2024, junior lien home equity products made up 13.1% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%.  The Company also originates some home equity loans greater than 80% under an insured loan program with stringent underwriting criteria.

The following tables show the estimated maturity of the Company’s loan portfolio as of June 30, 2024.

	Fixed Rate Loans
	Within	2 - 5	6 - 15	Over
	1 Year	Years	Years	15 Years	Total

Commercial & industrial	$2,933,645	$28,025,384	$16,941,437	$0	$47,900,466
Purchased	33,812	1,505,268	7,669,724	0	9,208,804
Commercial real estate	11,571,977	10,858,538	18,427,187	393,334	41,251,036
Municipal	12,407,827	4,825,089	5,395,925	0	22,628,841
Residential real estate - 1st lien	33,564	3,815,198	24,638,845	61,454,001	89,941,608
Residential real estate - Jr lien	25,465	266,034	3,210,575	0	3,502,074
Consumer	567,191	2,110,638	79,874	0	2,757,703
Total Loans	$27,573,481	$51,406,149	$76,363,567	$61,847,335	$217,190,532

	Variable Rate Loans
	Within	2 - 5	6 - 15	Over
	1 Year	Years	Years	15 Years	Total

Commercial & industrial	$32,403,119	$34,231,512	$9,745,646	5,500,879.00	$81,881,156
Commercial real estate	4,600,873	3,473,760	110,058,742	282,420,198	400,553,573
Municipal	0	0	10,372,453	1,100,000	11,472,453
Residential real estate - 1st lien	735,695	1,622,276	18,131,573	101,597,459	122,087,003
Residential real estate - Jr lien	303,334	616,614	12,441,698	15,088,355	28,450,001
Consumer	31,159	240,643	218,235	47,381	537,418
Total Loans	$38,074,180	$40,184,805	$160,968,347	$405,754,272	$644,981,604

The Company continues to experience solid growth in the commercial & industrial and CRE loan portfolios, which is consistent with its strategic focus on commercial lending.  The commercial lending portfolio consists of commercial & industrial, purchased, CRE and municipal loans, which collectively comprised 71.3% of the Company’s loan portfolio as of June 30, 2024, compared to 71.2% as of December 31, 2023.  As of June 30, 2024, the largest components of the CRE portfolio were $122.9 million in owner-occupied CRE and $156.5 million in non-owner occupied CRE.

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD.  As of June 30, 2024, the Company had $26.4 million in guaranteed loans with guaranteed balances of $17.5 million, compared to $26.5 million in guaranteed loans with guaranteed balances of $17.6 million as of December 31, 2023.  PPP loans with outstanding balances of $64 thousand as of June 30, 2024, and $84 thousand as of December 31, 2023, are included in these totals, all of which carry a 100% guarantee through the SBA, subject to borrower eligibility requirements.

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

Credit loss expense

The credit loss expense was made up of the following components for the periods indicated:

Three Months Ended	June 30,		Change
	2024	2023	$	%
Credit loss expense - loans	$351,921	$378,000	($26,079)	-6.90%
Credit loss reversal - OBS credit exposure	(20,339)	(96,858)	76,519	-79.00%
Credit loss expense	$331,582	$281,142	$50,440	17.94%

Six Months Ended	June 30,		Change
	2024	2023	$	%
Credit loss expense - loans	$669,721	$585,540	$84,181	14.38%
Credit loss reversal - OBS credit exposure	(24,560)	(17,872)	(6,688)	37.42%
Credit loss expense	$645,161	$567,668	$77,493	13.65%

The decrease in the credit loss expense on loans for the three months ended June 30, 2024 compared to the same period in 2023, was due to $350,000 in write down adjustments on two commercial loans in the second quarter of 2023. The decreases in the OBS credit exposure during both the three-month comparison periods are attributable to fluctuations in utilization of lines of credits. The increase in the credit loss expense on loans between the six month comparison periods was partly attributed to an increase in the volume of the loan portfolio and the decreases in the OBS credit exposure for the same periods are attributable to a decrease in unfunded loan commitments under contract.

ACL and provisions – Effective January 1, 2023, the Company was required to recognize credit losses under the guidance of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, rather than under the incurred loss model.  The guidance, which is referred to as the current expected credit loss, or CECL model, requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses over the life of the loans. The adjustment from the adoption of CECL in 2023 amounted to $549,113, net of tax and was recorded as an adjustment to retained earnings, which affected calculation of regulatory capital ratios.  Changes in forecasts used in the CECL model could produce different results, quarter to quarter.

The Company’s ACL policy provides guidance in maintaining an adequate methodology for establishing, estimating, and maintaining allowances for credit losses under ASC 326.  The policy creates a measurement model to establish a proper ACL based on current expected credit losses rather than incurred losses.

The Company maintains an ACL at a level that management believes is appropriate to absorb losses inherent in the loan portfolio as of the measurement date (See Note 5 of the accompanying unaudited interim consolidated financial statements).  Although the Company, in establishing the ACL, considers the expected inherent losses in individual loans and pools of loans, the ACL is a general reserve available to absorb all credit losses in the loan portfolio.  No part of the ACL is segregated to absorb losses from any loan or segment of loans.

When establishing the ACL each quarter, the Company applies a combination of significant key assumptions and methodologies, as discussed in the ACL section under Critical Accounting Policies in this MD&A and presented in Note 5 of the accompanying unaudited interim consolidated financial statements.

The following table summarizes the Company’s credit risk ratios for the balance sheet dates presented:

	June 30,	December 31,
	2024	2023

ACL to total loans outstanding	1.20%	1.16%
ACL	$10,335,715	$9,842,725
Loans outstanding	$862,172,136	$845,429,854

Non-accruing loans to loans outstanding	0.67%	0.82%
Non-accruing loans	$5,817,105	$6,955,046
Loans outstanding	$862,172,136	$845,429,854

ACL to non-accruing loans	177.68%	141.52%
ACL	$10,335,715	$9,842,725
Non-accruing loans	$5,817,105	$6,955,046

The second quarter ACL analysis indicated that the reserve balance of $10.3 million as of June 30, 2024, is sufficient to cover expected credit losses that are probable and estimable as of the measurement date. Included in the ACL calculation for June 30, 2024, is a decrease to the qualitative factor adjustment for delinquencies and non-performing loans due to improving delinquency trends in the CRE pool of loans as well as a decrease to the qualitative factor adjustment for collateral within the residential pool of loans, reflecting stable real estate values. Management believes that the economic forecasts adequately quantify the risk in these areas, and that the reserve balance continues to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite. These adjustments to qualitative factors were applied in the first quarter of 2024; no further adjustments were made to qualitative factors in the second quarter of 2024.  While the ACL is described as consisting of separate allocated portions, the entire ACL is available to support loan losses, regardless of category.  Management’s assessment of the adequacy of the ACL is presented to the full Board for approval quarterly.

Net (charge-offs) recoveries during the periods presented to average loans outstanding were as follows:

For the Six Months Ended June 30,	2024	2023

Commercial & industrial	-0.08%	-0.30%
Net charge-offs during the period	$(107,450)	$(359,227)
Average amount outstanding	$126,491,436	$120,387,470

Purchased	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$9,994,314	$6,722,228

Commercial real estate	-0.01%	0.01%
Net (charge-offs) recoveries during the period	$(45,393)	$22,058
Average amount outstanding	$427,244,969	$365,744,547

Municipal	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$57,613,672	$35,147,221

Residential real estate - 1st lien	0.00%	0.04%
Net recoveries during the period	$0	$72,588
Average amount outstanding	$209,128,975	$198,568,849

Residential real estate - Jr lien	0.01%	0.08%
Net recoveries during the period	$2,415	$26,777
Average amount outstanding	$31,625,031	$32,398,451

Consumer	-0.81%	-1.20%
Net charge-offs during the period	$(26,303)	$(44,836)
Average amount outstanding	$3,236,126	$3,734,220

Total loans	-0.02%	-0.04%
Net charge-offs during the period	$(176,731)	$(282,640)
Average amount outstanding	$865,334,523	$762,702,986

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first six months of 2024, the Company did not engage in any activity that created any additional types of OBS risk.

With the adoption of ASU 2016-13 (CECL), the Company is required to establish an allowance for expected credit losses on OBS credit exposures.  Expected credit losses are estimated by management over the contractual period during which the Company is exposed to credit risk under a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the estimated lives of such commitments. Upon adoption of ASU 2016-13 in 2023, the Company recorded an adjustment to retained earnings of $451,704 to reflect an allowance for credit losses for unfunded commitments. The allowance for credit losses for OBS credit exposures is presented in the “Accrued interest and other liabilities” line of the consolidated balance sheets. There were decreases of $20,339 and $96,858, respectively, to the allowance for credit losses for OBS credit exposures during the three months ended June 30, 2024 and 2023, and decreases of $24,560 and $17,872, respectively, during the six months ended June 30, 2024 and 2023.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, or when the Company experiences deposit outflows; it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits acquired through the CDARS and/or ICS programs provide an alternative funding source when needed.  As of June 30, 2024, and December 31, 2023, the Company had $1.5 million and $0, respectively, in one-way CDARS deposits, but no one-way ICS deposits outstanding in either period.  In addition, two-way (reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, enhance the Company’s ability to retain larger deposit balances by allowing the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits through the exchange of deposits with other participating FDIC-insured financial institutions.  As of June 30, 2024 and December 31, 2023, the Company reported $2.5 million and $2.4 million, respectively, in reciprocal CDARS deposits.  The balance in ICS reciprocal money market deposits was $22.8 million as of June 30, 2024, compared to $13.2 million as of December 31, 2023, and the balance in ICS reciprocal demand deposits as of those dates was $95.0 million and $87.1 million, respectively.

As of June 30, 2024 and December 31, 2023, borrowing capacity of $109.8 million and $107.9 million, respectively, was available through the FHLBB, secured by the Company’s qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits of $27.8 million and $23.1 million, respectively.

The following table reflects the Company’s outstanding advances with FHLBB as of the dates indicated:

	June 30,	December 31,
	2024	2023
FHLBB Short-Term Advances
FHLBB term advance, 5.06%, due October 29, 2024	$5,000,000	$0

FHLBB Long-Term Advances
FHLBB term advance, 0.00%, due November 12, 2025 (1)	300,000	300,000
FHLBB term advance, 0.00%, due November 13, 2028 (1)	800,000	800,000
FHLBB option advance, 4.54%, due May 15, 2026	10,000,000	0
FHLBB option advance, 4.74%, due May 26, 2026	5,000,000	0
FHLBB option advance, 3.89%, due February 01, 2027	5,000,000	0
FHLBB option advance, 4.27%, due June 07, 2027	10,000,000	0
Total Long-Term Advances	31,100,000	1,100,000

Overnight Borrowings at 5.54%	13,100,000	9,000,000

Total Advances and Overnight Borrowings	$49,200,000	$10,100,000

(1)

Under the JNE program, the FHLBB provides a subsidy, funded by the FHLBB’s earnings, to write down interest rates to zero percent on advances that finance qualifying loans to small businesses. JNE advances must support small business in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities.

The Company utilized borrowing capacity during 2023 and the first quarter of 2024 under the BFTP, a temporary loan facility established by the FRB in March 2023 to provide additional liquidity to financial institutions in the wake of a number of high profile bank failures.  The Company’s BFTP borrowings are collateralized by U.S. Agency and U.S. Government Securities, valued at par.  The BFTP ceased extending new loans on March 11, 2024.

The Company’s advances under the BTFP as of the balance sheet dates were as follows:

	June 30,	December 31,
	2024	2023
FRB BTFP Advances
FRB BTFP term advance, 4.92%, due April 26, 2024	$0	$10,000,000
FRB BTFP term advance, 4.71%, due May 13, 2024	0	10,000,000
FRB BTFP term advance, 4.91%, due May 17, 2024	0	6,500,000
FRB BTFP term advance, 4.93%, due December 16, 2024	0	18,000,000
FRB BTFP term advance, 4.76%, due January 16, 2025	16,000,000	0
FRB BTFP term advance, 4.83%, due January 17, 2025	41,500,000	0
Total BTFP Advances	$57,500,000	$44,500,000

The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 with no outstanding advances during either of the respective comparison periods.  Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $41.4 million and $49.9 million, respectively, as of June 30, 2024 and December 31, 2023.  Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 550 bps.  The Company had no outstanding advances through this facility as of June 30, 2024 or December 31, 2023.

As of June 30, 2024 and December 31, 2023 the Company had an unsecured line of credit with one correspondent bank of $12.5 million.  The Company had no outstanding advances against this credit line as of the balance sheet dates.

Management believes that the combination of high levels of potentially liquid assets, unencumbered securities, cash flows from operations, and additional borrowing capacity are sufficient to meet the Company’s liquidity and capital needs.

The following table illustrates the changes in shareholders’ equity from December 31, 2023 to June 30, 2024:

Balance as of December 31, 2023 (book value $15.87 per common share)	$89,028,814
Net income	5,551,087
Issuance of common stock through the DRIP	701,869
Dividends declared on common stock	(2,541,328)
Dividends declared on preferred stock	(63,750)
Change in AOCI on AFS securities, net of tax	(1,347,958)
Balance as of June 30, 2024 (book value $16.17 per common share)	$91,328,734

The primary objective of the Company’s capital planning process is to balance appropriately the retention of capital to support operations and future growth, with the goal of providing shareholders with an attractive return on their investment, while at the same time satisfying all regulatory capital requirements.  To that end, management strives to deploy capital efficiently and monitors capital retention and dividend policies on an ongoing basis.

Consistent with these capital planning considerations, on July 23, 2024, the Company announced the adoption of a stock repurchase program for the repurchase of up to 275,000 shares of the Company’s common stock, representing approximately 5% of the outstanding common shares.  Purchases under the program may be on such terms, including price, as market conditions warrant, and may be made through open market purchases or in privately negotiated transactions.  The repurchase authorization will expire in five years, unless extended, or earlier terminated, by the Board.

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

As of June 30, 2024, the Bank was considered well capitalized under the standard regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as currently applicable regulatory capital requirements, as of the balance sheet date:

					Minimum		Minimum
			Minimum		For Capital		To Be Well
			For Capital		Adequacy Purposes		Capitalized Under
			Adequacy		with Conservation		Prompt Corrective
	Actual		Purposes		Buffer (1)		Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2024
Common equity tier 1 capital (to risk-weighted assets)
Company	$95,534	11.95%	$35,983	4.50%	$55,974	7.00%	N/A	N/A
Bank	$108,933	13.63%	$35,958	4.50%	$55,935	7.00%	$51,940	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$109,921	13.75%	$47,977	6.00%	$67,968	8.50%	N/A	N/A
Bank	$108,933	13.63%	$47,944	6.00%	$67,921	8.50%	$63,926	8.00%
Total capital (to risk-weighted assets)
Company	$119,930	15.00%	$63,970	8.00%	$83,960	10.50%	N/A	N/A
Bank	$118,936	14.88%	$63,926	8.00%	$83,902	10.50%	$79,907	10.00%
Tier 1 capital (to average assets)
Company	$109,921	9.83%	$44,749	4.00%	N/A	N/A	N/A	N/A
Bank	$108,933	9.74%	$44,730	4.00%	N/A	N/A	$55,912	5.00%

December 31, 2023:
Common equity tier 1 capital (to risk-weighted assets)
Company	$91,886	11.89%	$34,770	4.50%	$54,086	7.00%	N/A	N/A
Bank	$105,390	13.65%	$34,737	4.50%	$54,036	7.00%	$50,176	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$106,273	13.75%	$46,360	6.00%	$65,676	8.50%	N/A	N/A
Bank	$105,390	13.65%	$46,317	6.00%	$65,615	8.50%	$61,755	8.00%
Total capital (to risk-weighted assets)
Company	$115,944	15.01%	$61,813	8.00%	$81,130	10.50%	N/A	N/A
Bank	$115,051	14.90%	$61,755	8.00%	$81,054	10.50%	$77,194	10.00%
Tier 1 capital (to average assets)
Company	$106,273	9.57%	$44,401	4.00%	N/A	N/A	N/A	N/A
Bank	$105,390	9.50%	$44,376	4.00%	N/A	N/A	$55,470	5.00%

(1)	Conservation Buffer is calculated based on risk-weighted assets and does not apply to calculations of average assets.
(2)	Applicable to banks, but not bank holding companies.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  As of June 30, 2024, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business.  Management does not expect that any such litigation will be material to the Company’s consolidated financial condition or results of operations.

ITEM 1A. Risk Factors

In management’s view, the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2023 represent the most significant risks to the Company’s future results of operations and financial condition as of the date of this quarterly report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended June 30, 2024, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18).  During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased (1)	Per Share

April 1 - April 30	0	$0.00
May 1 - May 31	1,289	15.96
June 1 - June 30	4,011	16.00
Total	5,300	$15.99

(1)

All 5,300 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of the Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the six-months ended June 30, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and six-month interim periods ended June 30, 2024 and 2023, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: August 14, 2024	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: August 14, 2024	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the six-months ended June 30, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and six-month interim periods ended June 30, 2024 and 2023, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

Exhibit 104	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

