Form 10-Q
period 2024-09-30
COMMUNITY BANCORP /VT
filed 2024-11-14
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

YES ☐     NO ☒

At November 04, 2024, there were 5,577,794 shares outstanding of the Corporation's common stock.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)

Assets
Cash and due from banks	$15,922,872	$15,001,122
Federal funds sold and overnight deposits	33,898,144	5,433,391
Total cash and cash equivalents	49,821,016	20,434,513
Securities available-for-sale	170,477,527	190,706,019
Restricted equity securities, at cost	2,791,250	1,642,350
Loans	912,716,917	845,429,854
Allowance for credit losses	(9,540,452)	(9,842,725)
Deferred net loan costs	632,346	573,169
Net loans	903,808,811	836,160,298
Bank premises and equipment, net	12,324,290	12,371,371
Accrued interest receivable	4,353,182	4,246,798
Bank owned life insurance	5,296,956	5,232,703
Goodwill	11,574,269	11,574,269
Other real estate owned	275,000	0
Other assets	16,565,178	16,976,613
Total assets	$1,177,287,479	$1,099,344,934

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$202,741,979	$202,969,957
Interest-bearing transaction accounts	296,865,607	297,030,893
Money market funds	111,117,868	121,375,419
Savings	144,173,873	151,570,686
Time deposits, $250,000 and over	35,505,173	24,676,853
Other time deposits	139,175,589	99,343,974
Total deposits	929,580,089	896,967,782
Repurchase agreements	32,604,118	36,255,920
Borrowed funds	93,600,000	54,600,000
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	10,267,817	9,605,418
Total liabilities	1,078,939,024	1,010,316,120

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 15 shares issued and outstanding at 09/30/24 and 12/31/23 ($100,000 liquidation value, per share)	1,500,000	1,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,788,590 shares issued at 09/30/24 and 5,724,151 shares issued at 12/31/23	14,471,475	14,310,378
Additional paid-in capital	38,471,953	37,574,578
Retained earnings	58,948,585	54,198,230
Accumulated other comprehensive loss	(12,420,781)	(15,931,595)
Less: treasury stock, at cost; 210,101 shares at 09/30/24 and 12/31/23	(2,622,777)	(2,622,777)
Total shareholders' equity	98,348,455	89,028,814
Total liabilities and shareholders' equity	$1,177,287,479	$1,099,344,934

Book value per common share outstanding	$17.36	$15.87

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
	2024	2023

Interest income
Interest and fees on loans	$12,739,224	$10,919,330
Interest on taxable debt securities	881,822	941,956
Interest on tax-exempt debt securities	80,411	90,659
Dividends	64,051	39,904
Interest on federal funds sold and overnight deposits	201,959	94,515
Total interest income	13,967,467	12,086,364

Interest expense
Interest on deposits	3,676,889	2,501,243
Interest on borrowed funds	1,159,214	676,837
Interest on repurchase agreements	194,151	201,518
Interest on junior subordinated debentures	275,290	276,707
Total interest expense	5,305,544	3,656,305

Net interest income	8,661,923	8,430,059
Credit loss expense	460,745	240,889
Net interest income after credit loss expense	8,201,178	8,189,170

Non-interest income
Service fees	972,338	937,890
Income from sold loans	96,294	144,747
Other income from loans	381,170	310,645
Other income	556,872	318,309
Total non-interest income	2,006,674	1,711,591

Non-interest expense
Salaries and wages	2,358,000	2,164,760
Employee benefits	986,804	797,304
Occupancy expenses, net	683,980	662,277
Other expenses	2,479,874	2,190,203
Total non-interest expense	6,508,658	5,814,544

Income before income taxes	3,699,194	4,086,217
Income tax expense	584,943	723,708
Net income	$3,114,251	$3,362,509

Earnings per common share	$0.55	$0.61
Weighted average number of common shares used in computing earnings per share	5,563,774	5,478,960
Dividends declared per common share	$0.24	$0.23

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Interest income
Interest and fees on loans	$36,484,552	$30,310,324
Interest on taxable debt securities	2,786,379	2,815,397
Interest on tax-exempt debt securities	241,234	271,975
Dividends	169,706	104,556
Interest on federal funds sold and overnight deposits	342,343	568,803
Total interest income	40,024,214	34,071,055

Interest expense
Interest on deposits	10,116,896	6,570,373
Interest on borrowed funds	3,379,454	953,799
Interest on repurchase agreements	570,913	548,300
Interest on junior subordinated debentures	836,089	776,296
Total interest expense	14,903,352	8,848,768

Net interest income	25,120,862	25,222,287
Credit loss expense	1,105,906	808,557
Net interest income after credit loss expense	24,014,956	24,413,730

Non-interest income
Service fees	2,834,439	2,757,629
Income from sold loans	273,867	358,942
Other income from loans	913,994	1,081,093
Other income	1,390,698	1,111,136
Total non-interest income	5,412,998	5,308,800

Non-interest expense
Salaries and wages	7,104,000	6,718,280
Employee benefits	2,840,194	2,363,444
Occupancy expenses, net	2,100,714	2,133,492
Other expenses	7,035,466	6,342,955
Total non-interest expense	19,080,374	17,558,171

Income before income taxes	10,347,580	12,164,359
Income tax expense	1,682,242	2,266,751
Net income	$8,665,338	$9,897,608

Earnings per common share	$1.55	$1.80
Weighted average number of common shares used in computing earnings per share	5,542,353	5,461,660
Dividends declared per common share	$0.70	$0.69

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,
	2024	2023

Net income	$3,114,251	$3,362,509

Other comprehensive income (loss)
Unrealized holding income (loss) on securities AFS arising during the period	6,150,345	(5,155,445)
Tax effect	(1,291,573)	1,082,645
Other comprehensive income (loss), net of tax	4,858,772	(4,072,800)
Total comprehensive income (loss)	$7,973,023	$(710,291)

	Nine Months Ended September 30,
	2024	2023

Net income	$8,665,338	$9,897,608

Other comprehensive income (loss), net of tax:
Unrealized holding income (loss) on securities AFS arising during the period	4,444,072	(3,615,720)
Tax effect	(933,258)	759,302
Other comprehensive income (loss), net of tax	3,510,814	(2,856,418)
Total comprehensive income	$12,176,152	$7,041,190

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

(Unaudited)

	Nine Months Ended September 30, 2024
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2024	$14,310,378	$1,500,000	$37,574,578	$54,198,230	$(15,931,595)	$(2,622,777)	$89,028,814

Issuance of common stock	52,890		307,561				360,451
Cash dividends declared
Common stock				(1,268,320)			(1,268,320)
Preferred stock				(31,875)			(31,875)
Comprehensive income
Net income				2,822,901			2,822,901
Other comprehensive loss					(1,508,008)		(1,508,008)
March 31, 2024	$14,363,268	$1,500,000	$37,882,139	$55,720,936	$(17,439,603)	$(2,622,777)	$89,403,963

Issuance of common stock	50,000		291,418				341,418
Cash dividends declared
Common stock				(1,273,008)			(1,273,008)
Preferred stock				(31,875)			(31,875)
Comprehensive income
Net income				2,728,186			2,728,186
Other comprehensive income					160,050		160,050
June 30, 2024	$14,413,268	$1,500,000	$38,173,557	$57,144,239	$(17,279,553)	$(2,622,777)	$91,328,734

Issuance of common stock	58,207		298,396				356,603
Cash dividends declared
Common stock				(1,278,030)			(1,278,030)
Preferred stock				(31,875)			(31,875)
Comprehensive income
Net income				3,114,251			3,114,251
Other comprehensive income					4,858,772		4,858,772
September 30, 2024	$14,471,475	$1,500,000	$38,471,953	$58,948,585	$(12,420,781)	$(2,622,777)	$98,348,455

*Accumulated other comprehensive loss

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

(Unaudited)

	Nine Months Ended September 30, 2023
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2023	$14,119,275	$1,500,000	$36,383,235	$46,464,447	$(20,667,817)	$(2,622,777)	$75,176,363
Cumulative change in accounting principle				(549,113)			(549,113)
Balance at January 1, 2023 (as adjusted for change in accounting principle)				45,915,334			74,627,250
Issuance of common stock	43,693		276,184				319,877
Cash dividends declared
Common stock				(1,250,794)			(1,250,794)
Preferred stock				(28,125)			(28,125)
Comprehensive income
Net income				3,338,761			3,338,761
Other comprehensive income					2,672,818		2,672,818
March 31, 2023	$14,162,968	$1,500,000	$36,659,419	$47,975,176	$(17,994,999)	$(2,622,777)	$79,679,787

Issuance of common stock	45,720		336,527				382,247
Cash dividends declared
Common stock				(1,254,835)			(1,254,835)
Preferred stock				(30,000)			(30,000)
Comprehensive income
Net income				3,196,339			3,196,339
Other comprehensive loss					(1,456,436)		(1,456,436)
June 30, 2023	$14,208,688	$1,500,000	$36,995,946	$49,886,680	$(19,451,435)	$(2,622,777)	$80,517,102

Issuance of common stock	43,382		246,293				289,675
Cash dividends declared
Common stock				(1,258,852)			(1,258,852)
Preferred stock				(30,938)			(30,938)
Comprehensive income
Net income				3,362,509			3,362,509
Other comprehensive loss					(4,072,800)		(4,072,800)
September 30, 2023	$14,252,070	$1,500,000	$37,242,239	$51,959,399	$(23,524,235)	$(2,622,777)	$78,806,696

*Accumulated other comprehensive loss

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash Flows from Operating Activities:
Net income	$8,665,338	$9,897,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, bank premises and equipment	780,718	809,560
Credit loss expense	1,105,906	808,557
Deferred income tax	352,399	(269,192)
Gain on sale of loans	(66,682)	(114,912)
(Gain) loss on sale of bank premises and equipment	(13,981)	449
Income from CFS Partners	(979,747)	(705,342)
Amortization of bond premium, net	158,121	201,050
Proceeds from sales of loans held for sale	3,972,232	5,597,777
Originations of loans held for sale	(3,905,550)	(5,539,565)
Decrease in taxes payable	(388,763)	(271,441)
Increase in interest receivable	(106,384)	(615,797)
Decrease in mortgage servicing rights	66,093	48,123
Decrease in right-of-use assets	144,684	150,971
Decrease in operating lease liabilities	(18,220)	(161,271)
Increase in other assets	(19,409)	(71,207)
Increase in cash surrender value of BOLI	(64,253)	(59,235)
Amortization of limited partnerships	447,606	201,384
Change in net deferred loan fees and costs	(59,177)	(56,955)
Increase in interest payable	1,355,993	720,343
Decrease in accrued expenses	(492,340)	(310,304)
(Decrease) increase in other liabilities	(58,875)	369,059
Net cash provided by operating activities	10,875,709	10,629,660

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	24,514,443	11,164,002
Purchases	0	(3,991,124)
Proceeds from redemption of restricted equity securities	4,152,400	3,516,500
Purchases of restricted equity securities	(5,301,300)	(3,528,300)
Decrease in limited partnership contributions payable	0	(1,823,301)
Investments in limited liability entities	0	(282,000)
Increase in loans, net	(69,016,918)	(90,497,664)
Capital expenditures net of proceeds from sales of bank premises and equipment	(864,341)	(516,267)
Recoveries of loans charged off	75,906	159,827
Net cash used in investing activities	(46,439,810)	(85,798,327)

9

	2024	2023

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(393,264)	(20,211,447)
Net decrease in money market and savings accounts	(17,654,364)	(14,587,675)
Net increase in time deposits	50,659,935	13,031,762
Net decrease in repurchase agreements	(3,651,802)	(1,497,403)
Net increase in short-term borrowings	9,000,000	3,550,000
Proceeds from long-term borrowings	30,000,000	44,500,000
Repayments on long-term borrowings	0	(200,000)
Decrease in finance lease obligations	(169,659)	(164,420)
Dividends paid on preferred stock	(95,625)	(89,063)
Dividends paid on common stock	(2,744,617)	(2,771,073)
Net cash provided by financing activities	64,950,604	21,560,681

Net increase (decrease) in cash and cash equivalents	29,386,503	(53,607,986)
Cash and cash equivalents:
Beginning	20,434,513	71,140,328
Ending	$49,821,016	$17,532,342

Supplemental Schedule of Cash Paid During the Period:
Interest	$13,547,359	$8,128,425

Income taxes, net of refunds	$1,271,000	$2,606,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain (loss) on securities AFS	$4,444,072	$(3,615,720)

Loans transferred to OREO	$275,000	$0

Additions to operating lease liabilities	$138,058	$0

Common Shares Dividends Paid:
Dividends declared	$3,819,358	$3,764,480
Increase in dividends payable attributable to dividends declared	(16,269)	(1,608)
Dividends reinvested	(1,058,472)	(991,799)
Total dividends paid	$2,744,617	$2,771,073

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation and Consolidation and Certain Definitions

Basis of Presentation and Consolidation. The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial condition and results of operations of the Company and its subsidiary, Community National Bank (the Bank), contained herein have been made.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, contained in the Company's Annual Report on Form 10-K.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full annual period ending December 31, 2024.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended September 30,	2024	2023

Net income, as reported	$3,114,251	$3,362,509
Less: dividends to preferred shareholders	31,875	30,938
Net income available to common shareholders	$3,082,376	$3,331,571
Weighted average number of common shares
used in calculating earnings per share	5,563,774	5,478,960
Earnings per common share	$0.55	$0.61

Nine Months Ended September 30,	2024	2023

Net income, as reported	$8,665,338	$9,897,608
Less: dividends to preferred shareholders	95,625	89,063
Net income available to common shareholders	$8,569,713	$9,808,545
Weighted average number of common shares
used in calculating earnings per share	5,542,353	5,461,660
Earnings per common share	$1.55	$1.80

Note 4.  Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2024
U.S. GSE debt securities	$12,000,000	$0	$824,636	$11,175,364
U.S. Government securities	30,605,171	0	926,727	29,678,444
Taxable Municipal securities	300,000	0	40,395	259,605
Tax-exempt Municipal securities	10,787,598	188,260	505,176	10,470,682
Agency MBS	122,653,012	368,015	13,768,390	109,252,637
ABS and OAS	2,098,117	0	92,570	2,005,547
CMO	7,260,135	0	96,557	7,163,578
Other investments	496,000	0	24,330	471,670
Total	$186,200,033	$556,275	$16,278,781	$170,477,527

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2023
U.S. GSE debt securities	$12,000,000	$0	$1,172,426	$10,827,574
U.S. Government securities	41,207,049	0	1,943,800	39,263,249
Taxable Municipal securities	300,000	0	53,035	246,965
Tax-exempt Municipal securities	10,832,494	158,982	517,691	10,473,785
Agency MBS	132,043,238	321,880	16,502,319	115,862,799
ABS and OAS	2,533,872	0	186,251	2,347,621
CMO	10,963,942	0	226,346	10,737,596
Other investments	992,000	0	45,570	946,430
Total	$210,872,595	$480,862	$20,647,438	$190,706,019

The Company had investments in Agency MBS exceeding 10% of shareholders’ equity with a book value of $122.7 million and $132.0 million, respectively, and a fair value of $109.3 million and $115.9 million, respectively, as of September 30, 2024 and December 31, 2023.

Investment securities pledged as collateral for repurchase agreements consisted of certain U.S. GSE debt securities, Agency MBS, ABS and OAS, and CMO.  These repurchase agreements mature daily.  The aggregate amortized cost and fair value of these pledged investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

September 30, 2024	$55,287,171	$49,272,350
December 31, 2023	59,300,089	52,107,148

Investment securities pledged as collateral for BTFP borrowings consisted of U.S. Government securities and U.S. GSE debt securities with an aggregate amortized cost and fair value of these pledged investments as of the balance sheet dates as follows:

	Amortized	Fair
	Cost	Value

September 30, 2024	$59,475,278	$54,660,881
December 31, 2023	49,232,069	43,795,542

There were no sales of debt securities during the first nine months of 2024 or 2023.

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
September 30, 2024
Due in one year or less	$21,463,669	$21,128,521
Due from one to five years	28,637,966	27,205,804
Due from five to ten years	1,625,056	1,428,846
Due after ten years	11,820,330	11,461,719
Agency MBS	122,653,012	109,252,637
Total	$186,200,033	$170,477,527

	Amortized	Fair
	Cost	Value
December 31, 2023
Due in one year or less	$17,366,548	$17,061,882
Due from one to five years	43,976,469	41,245,991
Due from five to ten years	4,485,724	4,141,301
Due after ten years	13,000,616	12,394,046
Agency MBS	132,043,238	115,862,799
Total	$210,872,595	$190,706,019

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
September 30, 2024
U.S. GSE debt securities	$0	$0	$11,175,364	$824,636	11	$11,175,364	$824,636
U.S. Government securities	0	0	29,678,444	926,727	44	29,678,444	926,727
Taxable Municipal securities	0	0	259,605	40,395	1	259,605	40,395
Tax-exempt Municipal securities	1,054,262	8,790	4,036,628	496,386	11	5,090,890	505,176
Agency MBS	0	0	97,490,581	13,768,390	116	97,490,581	13,768,390
ABS and OAS	0	0	2,005,547	92,570	4	2,005,547	92,570
CMO	0	0	7,163,578	96,557	8	7,163,578	96,557
Other investments	0	0	471,670	24,330	2	471,670	24,330
Total	$1,054,262	$8,790	$152,281,417	$16,269,991	197	$153,335,679	$16,278,781

December 31, 2023
U.S. GSE debt securities	$0	$0	$10,827,574	$1,172,426	11	$10,827,574	$1,172,426
U.S. Government securities	0	0	39,263,249	1,943,800	54	39,263,249	1,943,800
Taxable Municipal securities	0	0	246,965	53,035	1	246,965	53,035
Tax-exempt Municipal securities	529,571	9,468	4,058,155	508,223	10	4,587,726	517,691
Agency MBS	1,328,433	9,218	103,000,706	16,493,101	119	104,329,139	16,502,319
ABS and OAS	0	0	2,347,621	186,251	4	2,347,621	186,251
CMO	3,309,165	18,554	7,428,431	207,792	10	10,737,596	226,346
Other investments	0	0	946,430	45,570	4	946,430	45,570
Total	$5,167,169	$37,240	$168,119,131	$20,610,198	213	$173,286,300	$20,647,438

The Company adopted ASU No. 2016-13 effective January 1, 2023, which requires credit losses on debt securities AFS to be recorded in an allowance for credit losses and eliminates the concept of OTTI for debt securities AFS. Under the ASU, if the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then the credit loss is recorded through an allowance rather than as a write-down of the security as under prior GAAP. As of September 30, 2024 and December 31, 2023, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell, any of the debt securities AFS in an unrealized loss position as of such dates prior to recovery and determined that no individual debt securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses as of the balance sheet dates were primarily attributed to increases in market interest rates since these securities were purchased under other market conditions.  Accordingly, there was no ACL on AFS debt securities as of September 30, 2024 or December 31, 2023.

Note 5.  Loans, Allowance for Credit Losses, Credit Quality and Off-Balance Sheet Credit Exposures

The composition of net loans as of the balance sheet dates was as follows:

	September 30, 2024		December 31, 2023

Commercial & industrial	$126,769,226	13.89%	$121,705,707	14.40%
Purchased (1)	8,415,438	0.92%	10,568,922	1.25%
Commercial real estate	460,121,749	50.41%	414,880,621	49.07%
Municipal	65,503,481	7.18%	54,466,988	6.44%
Residential real estate - 1st lien	215,935,553	23.66%	208,824,888	24.70%
Residential real estate - Jr lien	32,942,086	3.61%	31,668,811	3.75%
Consumer	3,029,384	0.33%	3,313,917	0.39%
Total loans	912,716,917	100.00%	845,429,854	100.00%

ACL	(9,540,452)		(9,842,725)
Deferred net loan costs	632,346		573,169
Net loans	$903,808,811		$836,160,298

(1)	As of September 30, 2024, purchased loans consisted of $4,220,549 in commercial loans and $4,194,889 in consumer loans, compared to $5,705,659 and $4,863,263, respectively, as of December 31, 2023.

Accrued interest receivable on loans totaled $3.8 million and $3.6 million as of September 30, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Three Months Ended September 30,	2024	2023

Credit loss expense - loans	$406,955	$264,009
Credit loss expense (reversal) - OBS credit exposure	53,790	(23,120)
Credit loss expense	$460,745	$240,889

Nine Months Ended September 30,	2024	2023

Credit loss expense - loans	$1,076,676	$849,549
Credit loss expense (reversal) - OBS credit exposure	29,230	(40,992)
Credit loss expense	$1,105,906	$808,557

The following tables present the activity in the ACL on loans for the periods presented.

As of or for the three months ended September 30, 2024

	Balance			Credit Loss	Balance
	June 30,			Expense	September 30,
	2024	Charge-offs	Recoveries	(Reversal)	2024

Commercial & Industrial	$1,087,079	$(1,097,922)	$1,731	$1,013,020	$1,003,908
Purchased	32,061	0	0	(6,444)	25,617
Commercial Real Estate	5,986,039	(81,000)	0	(339,428)	5,565,611
Municipal	85,253	0	0	78,505	163,758
Residential Real Estate - 1st Lien	2,694,655	0	0	(295,978)	2,398,677
Residential Real Estate - Jr Lien	425,623	0	13,122	(77,893)	360,852
Consumer	25,005	(45,512)	7,363	35,173	22,029
Totals	$10,335,715	$(1,224,434)	$22,216	$406,955	$9,540,452

As of or for the nine months ended September 30, 2024

	Balance			Credit Loss	Balance
	December 31,			Expense	September 30,
	2023	Charge-offs	Recoveries	(Reversal)	2024

Commercial & Industrial	$1,100,688	$(1,249,441)	45,800	1,106,861	$1,003,908
Purchased	37,065	0	0	(11,448)	25,617
Commercial Real Estate	5,522,082	(126,393)	0	169,922	5,565,611
Municipal	136,167	0	0	27,591	163,758
Residential Real Estate - 1st Lien	2,590,926	0	0	(192,249)	2,398,677
Residential Real Estate - Jr Lien	431,007	0	15,537	(85,692)	360,852
Consumer	24,790	(79,021)	14,569	61,691	22,029
Totals	$9,842,725	$(1,454,855)	$75,906	$1,076,676	$9,540,452

As of or for the year ended December 31, 2023

		Impact of			Credit
	Balance	Adoption of			Loss	Balance
	December 31,	ASU No.			Expense	December 31,
	2022	2016-13	Charge-offs	Recoveries	(Reversal)	2023

Commercial & Industrial	$1,116,322	$(164,115)	$(386,578)	$10,237	$524,822	$1,100,688
Purchased	53,090	(29,196)	0	0	13,171	37,065
Commercial Real Estate	5,061,813	(22,467)	0	22,058	460,678	5,522,082
Municipal	62,339	24,243	0	0	49,585	136,167
Residential Real Estate - 1st Lien	2,001,836	273,167	(1,625)	72,588	244,960	2,590,926
Residential Real Estate - Jr Lien	241,950	297,746	0	29,240	(137,929)	431,007
Consumer	69,686	(33,813)	(131,332)	44,657	75,592	24,790
Unallocated	102,189	(102,189)	0	0	0	0
Totals	$8,709,225	$243,376	$(519,535)	$178,780	$1,230,879	$9,842,725

As of or for the three months ended September 30, 2023

	Balance			Credit Loss	Balance
	June 30,			Expense	September 30,
	2023	Charge-offs	Recoveries	(Reversal)	2023

Commercial & Industrial	$1,054,342	$0	$1,585	$9,401	$1,065,328
Purchased	18,337	0	0	(170)	18,167
Commercial Real Estate	5,271,521	0	0	43,638	5,315,159
Municipal	69,360	0	0	77,508	146,868
Residential Real Estate - 1st Lien	2,314,554	0	0	122,263	2,436,817
Residential Real Estate - Jr Lien	493,236	0	1,237	(17,723)	476,750
Consumer	34,151	(42,985)	8,626	29,092	28,884
Totals	$9,255,501	$(42,985)	$11,448	$264,009	$9,487,973

As of or for the nine months ended September 30, 2023

		Impact of			Credit
	Balance	Adoption of			Loss	Balance
	December 31,	ASU No.			Expense	September 30,
	2022	2016-13	Charge-offs	Recoveries	(Reversal)	2023

Commercial & Industrial	$1,116,322	$(164,115)	$(361,578)	$3,935	$470,764	$1,065,328
Purchased	53,090	(29,196)	0	0	(5,727)	18,167
Commercial Real Estate	5,061,813	(22,467)	0	22,058	253,755	5,315,159
Municipal	62,339	24,243	0	0	60,286	146,868
Residential Real Estate - 1st Lien	2,001,836	273,167	0	72,588	89,226	2,436,817
Residential Real Estate - Jr Lien	241,950	297,746	0	28,015	(90,961)	476,750
Consumer	69,686	(33,813)	(112,426)	33,231	72,206	28,884
Unallocated	102,189	(102,189)	0	0	0	0
Totals	$8,709,225	$243,376	$(474,004)	$159,827	$849,549	$9,487,973

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

The risk ratings within the loan portfolio and current period gross charge-offs, by loan segment and origination year, were as follows:

As of or for the nine months ended,							Revolving	Revolving
September 30, 2024							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Commercial & Industrial:
Pass	$9,974	$13,756	$15,801	$10,175	$1,934	$5,396	$59,431	$0	$116,467
Special mention	0	50	34	183	0	0	429	0	696
Substandard/Doubtful	0	306	1,284	576	358	1,898	5,185	0	9,607
Total	$9,974	$14,112	$17,119	$10,934	$2,292	$7,294	$65,045	$0	$126,770

Purchased:
Pass	$0	$4,477	$84	$944	$1,066	$1,844	$0	$0	$8,415
Total	$0	$4,477	$84	$944	$1,066	$1,844	$0	$0	$8,415

Commercial real estate:
Pass	$43,650	$68,733	$86,761	$34,419	$41,397	$108,151	$69,184	$0	$452,295
Special mention	0	0	0	2,037	0	805	0	0	2,842
Substandard/Doubtful	0	0	0	0	2,922	2,063	0	0	4,985
Total	$43,650	$68,733	$86,761	$36,456	$44,319	$111,019	$69,184	$0	$460,122

Municipal:
Pass	$38,311	$185	$608	$2,899	$4,157	$9,745	$9,598	$0	$65,503
Total	$38,311	$185	$608	$2,899	$4,157	$9,745	$9,598	$0	$65,503

Residential real estate - 1st lien:
Pass	$21,854	$29,281	$36,075	$38,654	$30,716	$53,903	$2,645	$0	$213,128
Special mention	0	161	0	0	0	215	0	0	376
Substandard/Doubtful	0	0	298	125	1,790	219	0	0	2,432
Total	$21,854	$29,442	$36,373	$38,779	$32,506	$54,337	$2,645	$0	$215,936

Residential real estate - Jr lien:
Pass	$2,103	$1,982	$1,879	$318	$557	$1,289	$23,233	$1,556	$32,917
Substandard/Doubtful	0	0	0	0	0	25	0	0	25
Total	$2,103	$1,982	$1,879	$318	$557	$1,314	$23,233	$1,556	$32,942

Consumer
Pass	$1,204	$861	$519	$216	$103	$126	$0	$0	$3,029
Total	$1,204	$861	$519	$216	$103	$126	$0	$0	$3,029

Total Loans	$117,096	$119,792	$143,343	$90,546	$85,000	$185,679	$169,705	$1,556	$912,717

Current period gross charge-offs
Commercial & Industrial	$0	$14	$0	$5	$0	$1,231	$0	$0	$1,250
Commercial real estate	0	0	0	0	45	81	0	0	126
Consumer	1	30	3	3	0	42	0	0	79
Total current period gross charge-offs	$1	$44	$3	$8	$45	$1,354	$0	$0	$1,455

As of or for the nine months ended September 30, 2024, there were (i) no current period gross charge-offs within the Purchased, Municipal, Residential real estate 1st lien and Residential real estate Jr lien loan segments, (ii) no Special mention loans within the Purchased, Municipal, Residential real estate Jr lien and Consumer loan segments, and (iii) no Substandard/Doubtful loans within the Purchased, Municipal and Consumer loan segments.

The Company did not purchase any loans during the nine months ended September 30, 2024.

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of the dates presented.  There were no nonaccrual loans with an ACL as of September 30, 2024 or December 31, 2023.

			90 Days or
	Nonaccrual	Total	More and
September 30, 2024	with No ACL	Nonaccrual	Accruing

Commercial & industrial	$2,301,934	$2,301,934	$7,390
Commercial real estate	1,387,849	1,387,849	0
Residential real estate - 1st lien	771,607	771,607	729,327
Residential real estate - Jr lien	24,951	24,951	137,560
Totals	$4,486,341	$4,486,341	$874,277

December 31, 2023
Commercial & industrial	$3,632,659	$3,632,659	$0
Commercial real estate	2,818,283	2,818,283	38,779
Residential real estate - 1st lien	415,074	415,074	446,395
Residential real estate - Jr lien	89,030	89,030	0
Totals	$6,955,046	$6,955,046	$485,174

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

		90 Days	Total
September 30, 2024	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$0	$1,805,734	$1,805,734	$124,963,492	$126,769,226
Purchased	0	0	0	8,415,438	8,415,438
Commercial real estate	625,341	155,032	780,373	459,341,376	460,121,749
Municipal	0	0	0	65,503,481	65,503,481
Residential real estate - 1st lien	85,078	1,230,810	1,315,888	214,619,665	215,935,553
Residential real estate - Jr lien	54,236	137,560	191,796	32,750,290	32,942,086
Consumer	7,415	0	7,415	3,021,969	3,029,384
Totals	$772,070	$3,329,136	$4,101,206	$908,615,711	$912,716,917

December 31, 2023

Commercial & industrial	$253,974	$3,068,578	$3,322,552	$118,383,155	$121,705,707
Purchased	0	0	0	10,568,922	10,568,922
Commercial real estate	178,083	944,669	1,122,752	413,757,869	414,880,621
Municipal	0	0	0	54,466,988	54,466,988
Residential real estate - 1st lien	1,856,944	646,980	2,503,924	206,320,964	208,824,888
Residential real estate - Jr lien	245,856	25,007	270,863	31,397,948	31,668,811
Consumer	14,728	0	14,728	3,299,189	3,313,917
Totals	$2,549,585	$4,685,234	$7,234,819	$838,195,035	$845,429,854

For all loan segments, loans over 30 days past due are considered delinquent.

The following table presents the amortized cost basis of collateral-dependent loans (e.g. repayment expected through underlying collateral, no other expected sources of repayment) as of the balance sheet dates, by collateral type:

	Business
	Assets (1)	Real Estate
September 30, 2024
Commercial & industrial	$132,264	$0
Commercial real estate	0	129,982
Residential real estate - 1st lien	0	605,030
Totals	$132,264	$735,012

December 31, 2023
Commercial & industrial	$1,298,717	$0
Commercial real estate	0	1,263,495
Residential real estate - 1st lien	0	167,363
Totals	$1,298,717	$1,430,858

(1) Including, but not limited to, inventory, equipment, and accounts receivable, but excluding real estate.

Residential real estate loans in process of foreclosure as of the balance sheet dates were comprised of the following:

	Number of loans	Balance

September 30, 2024	2	$126,151
December 31, 2023	0	$0

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

As of September 30, 2024, the primary macroeconomic drivers used within the DCF model included forecasts of civilian unemployment and changes in national gross domestic product (GDP).  Management monitors and assesses its macroeconomic drivers at least annually (generally in the fourth quarter, or more frequently as circumstances warrant) to determine whether they continue to be the most predictive indicator of losses within the Company's loan portfolio, and these macroeconomic drivers may change from time to time.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources, which may include, but are not limited to, the FOMC forecast and other publicly available forecasts from well recognized, leading economists or firms. The Company's reasonable and supportable forecast period generally ranges from one to three years, depending on the facts and circumstances of the current state of the economy, portfolio segment, and management's judgment of what can be reasonably supported. The model reversion period generally ranges from one to six years, and it also depends on the current state of the economy and management's judgments of such. Management monitors and assesses the forecast and reversion period at least annually, or more frequently as circumstances warrant.  The Company used a one-year forecast and reversion period to calculate the ACL on loans as of September 30, 2024.

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

Qualitative factors are also applied to include the levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of CRE loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. During the third quarter of 2024, after review and analysis, management adjusted the qualitative factors for economic trends in all portfolios to reflect improving trends. The qualitative factors for volume and terms in the commercial and industrial, CRE, and residential portfolios were adjusted to reflect the absence of new or changed risks in those portfolios from new or increasing types of loans, industries, or collateral. The qualitative factors for concentrations in the commercial and industrial, CRE, and residential portfolios were adjusted to reflect concentrations within policy as well adjust to the appropriate level for the residential portfolios where the concentration policy does not apply. The qualitative factor for delinquencies and non-performing loans in the consumer and residential portfolios was adjusted to reflect low past due levels and a decrease year to date.

The qualitative factors are reviewed periodically and determined by management based on the various risk characteristics of each loan segment.  The Company has policies, procedures, and internal controls that management believes are commensurate with the risk profile of each of these segments.  Major risk characteristics relevant to each portfolio segment are as follows:

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

Modifications of Loans

A loan is considered modified if, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider.  Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

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

The following table presents the amortized cost basis of loans as of September 30, 2024, that were both experiencing financial difficulty and modified during the nine months ended September 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

			Total Class
	Payment	Term	of Financing
	Delay	Extension	Receivable

Commercial & Industrial	$1,634,720	$107,135	1.37%

As of the balance sheet dates, the Company had committed to lend additional amounts totaling $250,000 to the borrower whose loans are included in the table above.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2024.

Weighted-
Average
Term Extension
(months/years)

Commercial & Industrial	3 months

There were no loan modifications that were past due as of September 30, 2024, or that had a payment default since modification.

Off-Balance Sheet Credit Exposures

In the ordinary course of business, the Company enters into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded as loans when they are funded.

Allowance for Credit Losses on OBS Credit Exposures

Effective January 1, 2023, with the adoption of ASU No. 2016-13 (CECL), the Company estimates expected credit losses on OBS credit exposures over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.  The ACL on OBS credit exposures is adjusted through credit loss expense.  To appropriately measure expected credit losses, management disaggregates the loan portfolio into similar risk characteristics, identical to those determined for the loan portfolio.  An estimated funding rate is then applied to the qualifying unfunded loan commitments and letters of credit using the Company's own historical experience to estimate the expected funded amount for each loan segment as of the reporting date.  Once the expected funded amount for each loan segment is determined, the loss rate, which is the calculated expected loan loss as a percent of the amortized cost basis for each loan segment, is applied to calculate the ACL on OBS credit exposures as of the reporting date.  The ACL on OBS credit exposures is presented within accrued interest and other liabilities on the consolidated balance sheets.  As of September 30, 2024 and December 31, 2023, the ACL on OBS credit exposures totaled $835,402 and $806,172, respectively.

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

Note 7.  Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

Nine Months Ended September 30,	2024

Balance at beginning of year	$787,013
MSRs capitalized	31,228
MSRs amortized	(97,321)
Balance at end of period	$720,920

Year Ended December 31,	2023

Balance at beginning of year	$862,593
MSRs capitalized	68,297
MSRs amortized	(143,877)
Balance at end of period	$787,013

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

	September 30,	December 31,
Assets: (market approach)	2024	2023

Level 1
U.S. Government securities	$29,678,444	$39,263,249

Level 2
U.S. GSE debt securities	$11,175,364	$10,827,574
Taxable Municipal securities	259,605	246,965
Tax-exempt Municipal securities	10,470,682	10,473,785
Agency MBS	109,252,637	115,862,799
ABS and OAS	2,005,547	2,347,621
CMO	7,163,578	10,737,596
Other investments	471,670	946,430
Level 2 Total	$140,799,083	$151,442,770

Grand Total	$170,477,527	$190,706,019

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

	September 30,	December 31,
Level 2	2024	2023
Assets: (market approach)
Individually analyzed loans, net of related allowance	$1,940,021	$709,487
MSRs (1)	720,920	787,013
OREO	275,000	0

(1) Represents MSRs at lower of cost or fair value.

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, if the fair values can be reasonably determined.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, fair value estimates may not be realized in an immediate settlement of the instrument.  Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below.  The estimated fair values of the Company's financial instruments as of the balance sheet dates were as follows:

September 30, 2024		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$49,821	$49,821	$0	$0	$49,821
Debt securities AFS	170,477	29,678	140,799	0	170,477
Restricted equity securities	2,791	0	2,791	0	2,791
Loans and loans held-for-sale, net of ACL
Commercial & industrial	125,755	0	1,810	121,426	123,236
Purchased	8,390	0	0	8,069	8,069
Commercial real estate	454,533	0	130	432,257	432,387
Municipal	65,340	0	0	62,656	62,656
Residential real estate - 1st lien	214,203	0	0	200,291	200,291
Residential real estate - Jr lien	32,581	0	0	32,197	32,197
Consumer	3,007	0	0	3,035	3,035
MSRs (1)	721	0	1,146	0	1,146
Accrued interest receivable	4,353	0	4,353	0	4,353

Financial liabilities:
Deposits
Other deposits	915,701	0	914,594	0	914,594
Brokered deposits	13,879	0	14,031	0	14,031
Short-term advances	62,500	0	62,527	0	62,527
Long-term advances	31,100	0	31,370	0	31,370
Repurchase agreements	32,604	0	32,604	0	32,604
Operating lease obligations	425	0	425	0	425
Finance lease obligations	3,255	0	3,255	0	3,255
Subordinated debentures	12,887	0	12,748	0	12,748
Accrued interest payable	2,438	0	2,438	0	2,438

(1) Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

December 31, 2023		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$20,435	$20,435	$0	$0	$20,435
Debt securities AFS	190,706	39,263	151,443	0	190,706
Restricted equity securities	1,642	0	1,642	0	1,642
Loans and loans held-for-sale, net of ACL
Commercial & industrial	120,589	0	709	116,287	116,996
Purchased	10,532	0	0	10,055	10,055
Commercial real estate	409,332	0	0	382,045	382,045
Municipal	54,331	0	0	51,791	51,791
Residential real estate – 1st lien	206,849	0	0	188,650	188,650
Residential real estate – Jr lien	31,238	0	0	30,745	30,745
Consumer	3,289	0	0	3,295	3,295
MSRs (1)	787	0	1,262	0	1,262
Accrued interest receivable	4,247	0	4,247	0	4,247

Financial liabilities:
Deposits
Other deposits	896,968	0	894,823	0	894,823
Overnight borrowings	9,000	0	9,000	0	9,000
Short-term advances	44,500	0	44,484	0	44,484
Long-term advances	1,100	0	931	0	931
Repurchase agreements	36,256	0	36,256	0	36,256
Operating lease obligations	443	0	443	0	443
Finance lease obligations	3,425	0	3,425	0	3,425
Subordinated debentures	12,887	0	12,719	0	12,719
Accrued interest payable	1,082	0	1,082	0	1,082

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

Note 10.  Subsequent Events

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On September 11, 2024, the Company’s Board declared a cash dividend of $0.24 per common share, payable November 1, 2024, to shareholders of record as of October 15, 2024.  This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Period Ended September 30, 2024

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly owned subsidiary, Community National Bank, as of September 30, 2024 and December 31, 2023, and its consolidated results of operations for the three-month and nine-month interim periods and one year period presented.  The Company is considered a “smaller reporting company” and a “non-accelerated filer” under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two-year, rather than a three-year, period and provide certain other smaller reporting company scaled disclosures where management deems it appropriate.

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

OVERVIEW

The Company’s consolidated assets as of September 30, 2024, were $1.18 billion compared to $1.10 billion as of December 31, 2023, an increase of 7.1%.  Changes in the asset base included an increase in loans of $67.3 million, or 8.0%, and an increase in cash of $29.4 million, or 143.8%, which was partially offset by a decrease of $20.2 million, or 10.6%, in investment securities.  The increase in the loan portfolio was primarily attributable to an increase of $6.2 million in commercial & industrial loans, $45.2 million in CRE loans, $11.1 million in municipal loans, and $8.4 million in residential first and Jr. lien loans, which was minimally offset by a decrease of $2.2 million in purchased loans.  The decrease in the investment portfolio was due in part to maturities in the U.S. Government securities portfolio and paydowns in the MBS and CMO portfolios.  In addition, cash flows from the investment portfolio were used to fund loan growth and other liquidity needs, rather than to purchase new investment securities.

Total deposits as of September 30, 2024, were $929.6 million compared to $897.0 million as of December 31, 2023, an increase of $32.6 million, or 3.6%.  Year to date, time deposits increased $50.7 million, or 40.9% while money market funds decreased $10.3 million, or 8.5%, and savings accounts decreased $7.4 million, or 4.9%.  The Company has been offering competitive interest rates for retail time deposits, and accessing the brokered deposit market, accounting for the increase in these funds.  An increase in deposit balances is typical in the third and fourth quarters of the calendar year, with balances increasing through year end due in part to municipal accounts collecting tax payments. The increase in deposit balances was less than the loan growth, requiring the continued use of borrowed funds as a supplemental funding source.

Total interest income increased approximately $1.9 million, or 15.6%, for the third quarter of 2024, compared to the same quarter in 2023, and $6.0 million, or 17.5%, for the first nine months of 2024, compared to the same period in 2023.  The growth of the loan portfolio originated at higher interest rates, as well as adjustable-rate loans repricing to current market rates, helped to support the year-over-year increase in interest income.

These increases in total interest income were offset by significant increases in total interest expense, which increased $1.6 million, or 45.1%, for the third quarter of 2024, compared to the same quarter of 2023 and $6.1 million, or 68.4%, for the first nine months of 2024, compared to the same period in 2023.  The higher rate environment and the reliance on wholesale funding has increased borrowing costs and put more pressure on competitive deposit pricing, resulting in an increase in the rates paid on the Company’s money market and time deposit accounts. However, the 50 bps FRB rate cut late in the third quarter of 2024 could possibly have a moderate influence in future periods.  Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section for more information on the impact that the actions of the FRB’s FOMC in regulating interest rates, and changes in the yield curve, could have on our net interest income.

The credit loss expense for the nine months ended September 30, 2024 and 2023, was determined under ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, commonly referenced as the Current Expected Credit Losses, or CECL, which the Company adopted effective January 1, 2023.  The credit loss expense for the third quarter of 2024 was $460,745 compared to $240,889 for the same quarter of 2023 and $1.1 million for the first nine months of 2024 compared to $808,557 for the same period in 2023, resulting in increases of $219,856, or 91.3%, and $297,349, or 36.8%, respectively, between periods.  The current period credit loss expense considers a number of factors, including loan growth and changes in balances of the loan categories within the current portfolio, changes in forecasts, historical loss rate and qualitative factors.  During the third quarter of 2024, certain qualitative factors used in the ACL calculation were adjusted to better reflect expected credit losses in the loan portfolio.  Please refer to Note 5 of the unaudited consolidated financial statements as well as the ACL and credit loss expense discussion in the Credit Risk section of this MD&A.

Consolidated net income for the third quarter of 2024 decreased $248,258 to $3.1 million compared to $3.4 million for the same quarter of 2023, and for the first nine months of 2024 consolidated net income decreased $1.2 million to $8.7 million compared to $9.9 million for the same period of 2023.  Year over year, the $6.1 million increase in interest expense, despite a $6.0 million increase in interest income, was a contributing factor to the decrease in net income, along with a $1.5 million increase in non-interest expense.  These changes, along with other significant changes in non-interest income and non-interest expense are discussed in the appropriate sections of this MD&A.

Equity capital increased to $98.3 million, with a book value per share of $17.36 as of September 30, 2024, compared to $89.0 million and a book value per share of $15.87 as of December 31, 2023.  The increase in equity capital between periods reflected the combined effect of net income of $8.7 million for the first nine months of 2024, along with a decrease in unrealized losses in the investment portfolio of $3.5 million, net of tax, reflected in accumulated other comprehensive loss, which was offset in part by dividends paid totaling $3.8 million.  The unrealized loss position in the investment portfolio is considered by management as temporary and does not impact the Company’s regulatory capital ratios.

During the month of July sections of northern Vermont were hit with catastrophic flash flooding following heavy rainfall from two separate storms, leading to significant road washouts and flooding homes and businesses. The portions of the Company’s service area most impacted were Lamoille, Caledonia, Essex and Orleans counties.  None of the Company’s branches sustained any flood damage. The impact to the Bank’s customers appears to be manageable.

On September 11, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.24 per common share, an increase of $0.01 or 4.3% from the previous level, payable on November 1, 2024, to shareholders of record on October 15, 2024.

As of September 30, 2024, the Company’s capital ratios, and those of our subsidiary Bank, were in excess of applicable regulatory requirements.  During the third quarter of 2024, the Company adopted a stock repurchase program authorizing the repurchase of up to 275,000 shares of the Company’s common stock, representing approximately 5% of the outstanding common shares.  Purchases under the program may be on such terms, including price, as market conditions warrant, and may be made through open market purchases or in privately negotiated transactions.  The repurchase authorization expires in five years, unless extended, or earlier terminated, by the Board.  Notwithstanding the program’s five-year term, the Board will review and re-evaluate the program annually in light of the Company’s then current capital needs, the number and cost of shares repurchased, the number of shares remaining for repurchase under the authorization, and other relevant factors, and management will confer with the FRBB regarding the program, as appropriate in the circumstances. As of September 30, 2024, no shares had been repurchased.

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

These policies are described in the Company’s 2023 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements.  There were no material changes during the first nine months of 2024 in the Company’s critical accounting policies.

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

RESULTS OF OPERATIONS

The Company’s net income for the third quarter of 2024 was $3.1 million, or $0.55 per common share, compared to $3.4 million, or $0.61 per common share for the same quarter of 2023, and for the first nine months of 2024 was $8.7 million, or $1.55 per common share, compared to $9.9 million, or $1.80 per common share, for the same period in 2023.  Core earnings (NII) were $8.7 million for the third quarter of 2024 compared to $8.4 million for the same period of 2023, and $25.1 million for the first nine months of 2024 compared to $25.2 million for the same period in 2023.  Interest and fees on loans, the major component of interest income, increased $1.8 million, or 16.7% for the third quarter of 2024 compared to the same quarter of 2023, and $6.2 million, or 20.4%, for the first nine months of 2024 compared to the same period in 2023.  Interest paid on deposits, which is the major component of total interest expense, increased $1.2 million, or 47.0% for the third quarter of 2024 compared to the same quarter of 2023 and increased $3.5 million, or 54.0%, year over year, driven primarily by the increases in the fed funds rate during 2022 and into the third quarter of 2023. A shift from lower yielding interest-bearing accounts and savings accounts to higher yielding money market and certificate of deposit accounts has contributed to the higher interest expense year over year. Interest on borrowed funds increased $482 thousand, or 71.3% for the third quarter of 2024 compared to the same period in 2023 and increased $2.4 million, or 254.3%, for the first nine months of 2024 compared to the same period in 2023.  Market pressures on deposit rates along with an increased use of wholesale funding are driving up the Company’s cost of funds and compressing the net interest margin and net interest spread.  The FOMC’s recent 50 bps decrease in the federal funds rate occurred late in the third quarter and did not reduce the Company’s funding costs for the three- and nine-month periods of 2024.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized, as well as other equity ratios monitored by management, for the comparison periods presented.

Three Months Ended September 30,	2024	2023

Return on average assets	1.09%	1.24%
Return on average equity	13.13%	16.48%
Dividend payout ratio (1)	43.64%	37.70%
Average equity to average assets	8.32%	7.55%

Nine Months Ended September 30,	2024	2023

Return on average assets	1.04%	1.27%
Return on average equity	12.71%	16.68%
Dividend payout ratio (1)	45.16%	38.33%
Average equity to average assets	8.16%	7.60%

(1) Dividends declared per common share divided by earnings per common share.

INTEREST INCOME VERSUS INTEREST EXPENSE (NET INTEREST INCOME)

The largest component of the Company’s operating income is NII, which is the difference between interest earned on loans and investments and the interest paid on deposits and other sources of funds (i.e., borrowings).  The Company’s level of net interest income can fluctuate over time due to changes in the level and mix of earning assets and sources of funds (volume), and changes in the yield earned and costs of funds (rate).  A portion of the Company’s income from loans to local municipalities and from tax-exempt municipal investment securities is not subject to income taxes.  Because the proportion of tax-exempt items in the Company's balance sheet varies from year-to-year, to improve comparability of information, the non-taxable income shown in the tables below has been converted to a tax equivalent basis. The Company’s corporate tax rate is 21%; therefore, to equalize tax-free and taxable income in the comparison, we divide the tax-free income by 79%, with the result that every tax-free dollar is equivalent to $1.27 in taxable income for the periods presented.

The Company’s tax-exempt interest income of $762,126 and $559,985 for the three months ended September 30, 2024 and 2023, respectively, and $2.0 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively, was derived from loans to local municipalities of $65.5 million and $58.7 million, and tax-exempt municipal investment securities of $10.5 million and $10.6 million as of September 30, 2024 and 2023, respectively.

The following table shows the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

Three Months Ended September 30,	2024	2023

Net interest income as presented	$8,661,923	$8,430,059
Effect of tax-exempt income	202,590	148,857
Net interest income, tax equivalent	$8,864,513	$8,578,916

Nine Months Ended September 30,	2024	2023

Net interest income as presented	$25,120,862	$25,222,287
Effect of tax-exempt income	519,800	306,315
Net interest income, tax equivalent	$25,640,662	$25,528,602

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

	Three Months Ended September 30,
		2024			2023
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average Assets
Loans, net (1)	$881,349,804	$12,920,439	5.83%	$813,431,805	$11,044,088	5.39%
Taxable investment securities	161,647,230	881,822	2.17%	176,104,770	941,956	2.12%
Tax-exempt investment securities	10,341,406	101,786	3.92%	11,353,244	114,758	4.01%
Sweep and interest-earning accounts	15,181,231	201,959	5.29%	7,796,502	94,515	4.81%
Other investments (2)	3,282,445	64,051	7.76%	2,074,630	39,904	7.63%
Total interest-earning assets	$1,071,802,116	$14,170,057	5.26%	$1,010,760,951	$12,235,221	4.80%
Cash and due from banks	11,407,655			10,653,464
Premises and equipment	12,429,713			12,655,076
BOLI	5,282,687			5,199,896
Goodwill	11,574,269			11,574,269
Other assets	21,240,156			21,142,242
Total assets	$1,133,736,596			$1,071,985,898

Average Liabilities and Shareholders' Equity
Interest-bearing transaction accounts	$277,433,721	$1,395,412	2.00%	$263,787,094	$1,116,811	1.68%
Money market funds	107,723,330	606,141	2.24%	136,210,933	695,234	2.02%
Savings deposits	145,326,193	32,699	0.09%	164,695,504	34,076	0.08%
Time deposits	166,484,878	1,642,637	3.93%	109,526,390	655,122	2.37%
Repurchase agreements	31,344,813	194,151	2.46%	34,056,695	201,518	2.35%
Borrowed funds	96,225,022	1,140,386	4.71%	51,964,152	656,726	5.01%
Finance lease obligations	3,274,915	18,828	2.30%	3,499,404	20,111	2.30%
Junior subordinated debentures	12,887,000	275,290	8.50%	12,887,000	276,707	8.52%
Total interest-bearing liabilities	$840,699,872	$5,305,544	2.51%	$776,627,172	$3,656,305	1.87%
Noninterest bearing deposits	192,053,702			207,879,544
Other liabilities	6,360,779			6,519,520
Total liabilities	1,039,114,353			991,026,236
Shareholders' equity	94,622,243			80,959,662
Total liabilities and shareholders' equity	$1,133,736,596			$1,071,985,898

Net interest income		$8,864,513			$8,578,916
Net interest spread (3)			2.75%			2.93%
Net interest margin (4)			3.29%			3.37%

(1)

Included in net loans are non-accrual loans with average balances of $5,324,960 and $7,344,200 for the three months ended September 30, 2024 and 2023, respectively. Loans are stated net of unearned discount and ACL, plus loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $62,393,304 and $56,085,091 for the three months ended September 30, 2024 and 2023, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $2,217,295 and $1,009,480 for the three months ended September 30, 2024 and 2023, respectively, with a dividend rate of approximately 8.41% and 8.04%, respectively, per quarter.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

	Nine Months Ended September 30,
		2024			2023
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average Assets
Loans, net (1)	$864,456,129	$36,940,227	5.71%	$774,050,459	$30,544,342	5.28%
Taxable investment securities	167,804,100	2,786,379	2.22%	178,750,212	2,815,397	2.11%
Tax-exempt investment securities	10,323,589	305,359	3.95%	11,456,678	344,272	4.02%
Sweep and interest-earning accounts	8,684,825	342,343	5.27%	16,880,174	568,803	4.51%
Other investments (2)	2,905,351	169,706	7.80%	1,912,446	104,556	7.31%
Total interest-earning assets	1,054,173,994	$40,544,014	5.14%	$983,049,969	$34,377,370	4.68%
Cash and due from banks	10,676,192			10,584,558
Premises and equipment	12,463,916			12,798,118
BOLI	5,261,241			5,180,070
Goodwill	11,574,269			11,574,269
Other assets	21,663,721			20,013,956
Total assets	$1,115,813,333			$1,043,200,940

Average Liabilities and Shareholders' Equity
Interest-bearing transaction accounts	$278,254,672	$4,030,826	1.94%	$271,528,726	$3,254,644	1.60%
Money market funds	117,715,164	1,972,978	2.24%	130,690,426	1,699,425	1.74%
Savings deposits	147,738,676	96,754	0.09%	168,151,363	98,104	0.08%
Time deposits	147,656,997	4,016,337	3.63%	106,178,078	1,518,200	1.91%
Repurchase agreements	31,298,729	570,913	2.44%	35,611,331	548,300	2.06%
Borrowed funds	92,516,088	3,321,999	4.80%	24,875,392	892,522	4.80%
Finance lease obligations	3,331,163	57,456	2.30%	3,553,782	61,277	2.30%
Junior subordinated debentures	12,887,000	836,089	8.67%	12,887,000	776,296	8.05%
Total interest-bearing liabilities	831,398,489	$14,903,352	2.39%	753,476,098	$8,848,768	1.57%
Noninterest bearing deposits	187,634,795			203,639,925
Other liabilities	5,706,198			6,766,501
Total liabilities	1,024,739,482			963,882,524
Shareholders' equity	91,073,851			79,318,416
Total liabilities and shareholders' equity	$1,115,813,333			$1,043,200,940

Net interest income		$25,640,662			$25,528,602
Net interest spread (3)			2.75%			3.11%
Net interest margin (4)			3.25%			3.47%

(1)

Included in net loans are non-accrual loans with average balances of $6,075,373 and $7,873,201 for the nine months ended September 30, 2024 and 2023, respectively. Loans are stated net of unearned discount and ACL, and include loans held-for-sale and tax-exempt loans to local municipalities with average balances of $59,218,512 and $42,203,207 for the nine months ended September 30, 2024 and 2023, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $1,840,201 and $847,296, respectively, with a dividend rate of approximately 8.52% and 8.5%, respectively, for the nine months ended September 30, 2024 and 2023, respectively.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three- and nine-month periods ended September 30, 2024 increased 6.0% and 7.2%, respectively, compared to the same periods last year, and the average yield on interest-earning assets increased 46 bps in both comparison periods.

The average volume of loans increased over the three- and nine-month comparison periods of 2024 versus 2023 by 8.4% and 11.7%, respectively, and the average yield on loans increased 44 bps and 43 bps, respectively.  Loans accounted for 82.2% and 82.0% of the average interest-earning asset portfolio for the three- and nine-month periods ended September 30, 2024, compared to 80.5% and 78.7%, respectively, for the same periods last year.  Interest earned on the loan portfolio as a percentage of total interest income was 91.2% and 91.1%, respectively, for the three- and nine-month periods in 2024 compared to 90.3% and 88.9%, respectively, for the same periods in 2023.

The average volume of the taxable investment portfolio (classified as AFS) decreased 8.2% and 6.1%, respectively, during the three- and nine-month periods ended September 30, 2024, compared to the same periods last year, while the average yield increased five bps and 11 bps, respectively, between periods.  There were no purchases of taxable AFS investment securities during the first nine months of 2024, accounting for the decrease in average volume year over year.

The average volume of the tax-exempt investment portfolio (classified as AFS) for the three- and nine-month periods ended September 30, 2024 decreased 0.6% in both periods, and the tax equivalent yield decreased nine bps and seven bps, respectively.  There were no tax-exempt bond purchases during the first nine months of 2024, accounting for the decrease in average volume in this portfolio.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest-bearing account at the FRBB, increased 94.7%, but decreased 48.6%, respectively, for the three- and nine-months ended September 30, 2024, compared to the same periods in 2023.  The decrease in average volume for the nine-month period year over year is attributable to the funding of loan growth, and to a decrease in customer deposit accounts.  The average yield on these funds increased 48 bps and 76 bps, respectively, for the three- and nine-month periods ended September 30, 2024, versus the same periods in 2023, directly related to the increases in the fed funds rate throughout 2022 and into 2023.

The average volume of interest-bearing liabilities for the three- and nine-month periods ended September 30, 2024 increased 8.5% and 10.3%, respectively, compared to the same periods in 2023, and the average rate paid on interest-bearing liabilities increased 64 bps and 82 bps, respectively.

The average volume of interest-bearing transaction accounts increased 5.2% and 2.5%, respectively, for the three- and nine-month periods ended September 30, 2024, compared to the same periods of 2023, reflecting moderate growth year over year. The average rate paid on these accounts increased 32 bps and 34 bps, respectively, between comparison periods.  Interest-bearing transaction accounts comprised 33.0% and 33.5% of the average interest-bearing liabilities portfolio for the three- and nine-month periods ended September 30, 2024, compared to 34.0% and 36.0%, respectively, for the same periods last year.  Interest paid on these funds accounted for 26.3% and 27.1%, respectively, of total interest expense for the three- and nine-month periods of 2024 compared to 30.5% and 36.8%, respectively, for the same periods in 2023.

The average volume of money market accounts decreased 20.9% and 9.9%, respectively, for the three- and nine-month periods ended September 30, 2024, compared to the same periods in 2023, while the average rate paid on these deposits increased 22 bps and 50 bps, respectively.

The average volume of savings accounts decreased 11.8% and 12.1%, respectively, for the three- and nine-month periods ended September 30, 2024, compared to the same periods in 2023, while the average rate paid on these accounts increased one bp in both comparison periods.

The average volume of time deposits increased 52.0% and 39.1%, respectively, for the three- and nine-month periods ended September 30, 2024, compared to the same periods in 2023, and the average rate paid increased 156 bps and 172 bps, respectively.

The average volume of repurchase agreements decreased 8.0% and 12.1%, respectively, for the three- and nine-month periods ended September 30, 2024, compared to the same periods in 2023, while the average rate paid increased 11 bps and 38 bps, respectively, between comparison periods.

The Company has utilized borrowed funds to fund loan growth and cover deposit outflows, particularly during the second and third quarters of 2023, and continuing into 2024, accounting for the increases of $44.3 million and $67.6 million in the average volume of borrowed funds, respectively, for the three- and nine-month periods ended September 30, 2024, compared to the same periods in 2023.  The average rate paid on borrowed funds decreased 30 bps for the three-month period but remained the same for the nine-month period ended September 30, 2024, compared to the same periods in 2023.

In summary, between the three- and nine-month periods ended September 30, 2024 and 2023, the average yield on interest-earning assets increased 46 bps in both periods, and the average rate paid on interest-bearing liabilities increased 64 bps and 82 bps, respectively.  Net interest spread decreased 18 bps and 36 bps, respectively, for the three- and nine-month periods ended September 30, 2024 versus the same periods in 2023, and the net interest margin decreased eight bps and 22 bps, respectively, between comparison periods.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the interim periods presented for 2024 and 2023 resulting from volume changes in daily average assets and daily average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Compared to			Compared to
	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance

Average Interest-Earning Assets

Loans, net	$953,634	$922,717	$1,876,351	$2,825,629	$3,570,256	$6,395,885
Taxable investment securities	18,727	(78,861)	(60,134)	152,903	(181,921)	(29,018)
Tax-exempt investment securities	(3,002)	(9,970)	(12,972)	(5,406)	(33,507)	(38,913)
Sweep and interest-earning accounts	17,913	89,531	107,444	96,871	(323,331)	(226,460)
Other investments	919	23,228	24,147	10,863	54,287	65,150
Total	$988,191	$946,645	$1,934,836	$3,080,860	$3,085,784	$6,166,644

Average Interest-Bearing Liabilities

Interest-bearing transaction accounts	$220,814	$57,787	$278,601	$695,692	$80,490	$776,182
Money market funds	71,309	(160,402)	(89,093)	491,140	(217,587)	273,553
Savings deposits	3,005	(4,382)	(1,377)	12,403	(13,753)	(1,350)
Time deposits	647,262	340,253	987,515	1,905,579	592,558	2,498,137
Repurchase agreements	9,402	(16,769)	(7,367)	101,390	(78,777)	22,613
Borrowed funds	(75,264)	558,924	483,660	1,083	2,428,394	2,429,477
Finance lease obligations	15	(1,298)	(1,283)	12	(3,833)	(3,821)
Junior subordinated debentures	(1,417)	0	(1,417)	59,793	0	59,793
Total	$875,126	$774,113	$1,649,239	$3,267,092	$2,787,492	$6,054,584

Changes in net interest income	$113,065	$172,532	$285,597	$(186,232)	$298,292	$112,060

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	Income	Percent	2024	2023	Income	Percent

Service fees	$972,338	$937,890	$34,448	3.67%	$2,834,439	$2,757,629	$76,810	2.79%
Income from sold loans	96,294	144,747	(48,453)	-33.47%	273,867	358,942	(85,075)	-23.70%
Other income from loans	381,170	310,645	70,525	22.70%	913,994	1,081,093	(167,099)	-15.46%
Other income
Income from CFS Partners	356,822	150,140	206,682	137.66%	979,747	705,343	274,404	38.90%
Other miscellaneous income	200,050	168,169	31,881	18.96%	410,951	405,793	5,158	1.27%
Total non-interest income	$2,006,674	$1,711,591	$295,083	17.24%	$5,412,998	$5,308,800	$104,198	1.96%

Total non-interest income increased $295,083, or 17.2% and $104,198, or 2.0%, respectively, for the three and nine months ended September 30, 2024, compared to the same periods in 2023, with significant changes noted in the following:

•	The volume of loans sold into the secondary market for the three- and nine-month periods of 2024 decreased by $724 thousand and $1.6 million, respectively, compared to the same periods last year, accounting for the decrease in income from sold loans in both periods.

•	Although loan volume increased during the first nine months of 2024, a complex CRE project that closed during the first three months of 2023 generated approximately $126 thousand in documentation fees, accounting for some of the decrease in other income from loans for the nine-month period of 2024 versus 2023.

•	Income from CFS Partners increased between periods due in part to an equity market rally during the first nine months of 2024 and successful retention in managed accounts. CFS Partners has a small portion of its equity capital invested in the stock market, and as a result is sensitive to general stock market conditions.

•	Other miscellaneous income is made up of many individual line items that in the aggregate represent approximately 7% of total non-interest income.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	Expense	Percent	2024	2023	Expense	Percent

Salaries and wages	$2,358,000	$2,164,760	$193,240	8.93%	$7,104,000	$6,718,280	$385,720	5.74%
Employee benefits	986,804	797,304	189,500	23.77%	2,840,194	2,363,444	476,750	20.17%
Occupancy expenses, net	683,980	662,277	21,703	3.28%	2,100,714	2,133,492	(32,778)	-1.54%
Other expenses
Charged-off checks	2,049	19,551	(17,502)	-89.52%	41,576	22,404	19,172	85.57%
Service contracts - administrative	209,409	159,437	49,972	31.34%	594,048	467,926	126,122	26.95%
FDIC insurance	168,442	104,000	64,442	61.96%	465,079	360,343	104,736	29.07%
Collection & non-accruing loan expense	103,775	25,500	78,275	306.96%	242,275	61,500	180,775	293.94%
Electronic banking expense	116,799	69,313	47,486	68.51%	339,819	204,948	134,871	65.81%
ATM fees	186,842	170,947	15,895	9.30%	526,175	482,417	43,758	9.07%
Other miscellaneous expenses	1,692,558	1,641,455	51,103	3.11%	4,826,494	4,743,417	83,077	1.75%
Total non-interest expense	$6,508,658	$5,814,544	$694,114	11.94%	$19,080,374	$17,558,171	$1,522,203	8.67%

Total non-interest expense increased $694,114, or 11.9% and $1.5 million, or 8.7%, respectively, for the three and nine months ended September 30, 2024, compared to the same periods in 2023, with significant changes noted in the following:

•	The increases in salaries and wages during the three and nine month periods of 2024 reflect normal salary increases and new hires and promotions in the areas of operations and commercial lending in the latter part of 2023, although the amounts and percentages of such increases were moderated by the effect of several unfilled positions during the first part of 2024.

•	The increase in employee benefits is attributable to an increase in health insurance claims year over year under the Company’s self-insured health insurance plan.

•	The decrease in occupancy expense year over year is due to a combination of lower building maintenance costs as more repairs are done by staff rather than relying on outside vendors, and the settlement of a flood insurance claim received in the first quarter of 2024 where the replacement value received exceeded the depreciated value of equipment, resulting in a capital gain on equipment.

•	An increase in check fraud activity resulted in an increase in charged-off checks.

•	The increase in service contracts - administrative is due to a combination of new contracts, an increase in transaction-based pricing for certain contracts, and contractual inflationary adjustment factors that are higher than historical increase adjustments.

•	The increase in FDIC insurance is attributable in part to an increase in the assessment multiplier.

•	Collection & non-accruing loan expenses were higher year over year due primarily to an increase in legal fees and insurance expenses associated with a commercial property in the Company’s non-accruing loan portfolio.

•	The increase in electronic banking expense is attributable to an upgrade of the Company’s electronic banking platform.

•	ATM fees are transaction-based and reflect increased customer activity year over year, as well as annual contractual price adjustments.

APPLICABLE INCOME TAXES

The provision for income taxes decreased $138,765, or 19.2% for the third quarter of 2024 and $584,509, or 25.8% for the first nine months of 2024 compared to the same periods in 2023, which is consistent with the decrease in income before income taxes but is also partially attributable to an increase in tax-exempt income associated with municipal loans and investments and an increase in tax credits year over year.  Tax credits related to low-income housing limited partnership investments amounted to $174,612 and $80,529 for the third quarter of 2024 and 2023, respectively, and $523,836 and $241,587, respectively for the first nine months of 2024 and 2023.  The Company’s investment in two new limited partnerships were fully funded by year-end 2023 accounting for the increase in tax credits.

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $149,202 and $67,128 for the third quarter of 2024 and 2023, respectively and $447,606 and $201,384, respectively, for the first nine months of 2024 and 2023.  These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 5% and 7%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as of the balance sheet dates:

	September 30, 2024		December 31, 2023
Assets
Loans	$912,716,917	77.53%	$845,429,854	76.90%
AFS securities	170,477,527	14.48%	190,706,019	17.35%

Liabilities
Demand deposits	202,741,979	17.22%	202,969,957	18.46%
Interest-bearing transaction accounts	296,865,607	25.22%	297,030,893	27.02%
Money market funds	111,117,868	9.44%	121,375,419	11.04%
Savings deposits	144,173,873	12.25%	151,570,686	13.79%
Time deposits	174,680,762	14.84%	124,020,827	11.28%
Overnight borrowings	0	0.00%	9,000,000	0.82%
Short-term advances	62,500,000	5.31%	44,500,000	4.05%
Long-term advances	31,100,000	2.64%	1,100,000	0.10%

The following table reflects the changes in the composition of the Company's major categories of assets and liabilities between the balance sheet dates, as disclosed in the table above:

	Volume Change	Percentage
Assets
Loans	$67,287,063	7.96%
AFS securities	(20,228,492)	-10.61%

Liabilities
Demand deposits	(227,978)	-0.11%
Interest-bearing transaction accounts	(165,286)	-0.06%
Money market funds	(10,257,551)	-8.45%
Savings deposits	(7,396,813)	-4.88%
Time deposits	50,659,935	40.85%
Overnight borrowings	(9,000,000)	-100.00%
Short-term advances	18,000,000	40.45%
Long-term advances	30,000,000	2727.27%

The increase in the loan portfolio during the first nine months of 2024 was primarily attributable to increases in CRE loans, commercial & industrial loans, municipal loans and residential real estate 1st lien loans.

The decrease in the securities AFS portfolio at September 30, 2024 is attributable to the combined effect during the first nine months of the year of maturities amounting to $11.0 million and principal payments on MBS, ABS and CMO investments totaling $13.5 million, which was partially offset by a decrease of $4.4 million in unrealized losses, which is reflected in OCI.  In management’s view, the size of the AFS securities portfolio is appropriate and proportional to the overall asset base, as this portfolio serves a significant role in the Company’s liquidity position.

The decrease in money market funds was driven by a decrease of $9.1 million, or 9.3%, in retail money market funds and a decrease in municipal deposits of $1.4 million, or 14.3%.  The decrease in savings deposits is primarily due to a shift of funds between savings and time deposits, resulting from customer response to periodic certificate of deposit specials that have been offered throughout 2024.  The increase in time deposits is also due to an increase in brokered deposits, as the Company looks to alternate sources of funding to support loan growth.  As a result of the fluctuation in aggregate deposits during 2024, in addition to utilizing brokered deposits the Company utilized funding lines of credit with the FHLBB and FRB, including long-term advances, as a supplemental funding source, accounting for the significant increase in these funds.

UNINSURED DEPOSITS

Estimated deposits in excess of the FDIC insurance level amounted to $219.3 million as of September 30, 2024 and $217.3 million at December 31, 2023.  The estimated balance of $35.5 million of uninsured time deposits as of September 30, 2024 was made up of time CDs of $31.4 million and retirement accounts of $4.1 million.  Increments of maturity of these time deposits are summarized as follows:

3 months or less	$13,224,330
Over 3 through 6 months	13,961,310
Over 6 through 12 months	6,754,289
Over 12 months	1,565,244
Total	$35,505,173

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

The following table summarizes the estimated impact on the Company's NII over a twelve-month period, assuming a gradual parallel shift of the yield curve beginning September 30, 2024:

Rate Change	Percent Change in NII

Down 100 bps	0.2%
Up 200 bps	-3.6%

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

As of September 30, 2024, the Company had outstanding $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear interest at a quarterly floating rate equal to 3-month CME SOFR, as adjusted by a spread adjustment factor of 0.26161, plus 2.85%.  The quarterly floating rate in effect on the debentures was 8.496% for the March 2024 payment, 8.441% for the June 2024 payment, and 8.451% for the September payment.

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

Residential mortgage loans represented 27.3% of the Company’s loan balances as of September 30, 2024, compared to 28.5% as of December 31, 2023.  The Company maintains a residential mortgage loan portfolio of traditional mortgage products and does not offer higher risk loan products, such as option adjustable-rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates.  Residential mortgages with loan-to-value ratios exceeding 80% are generally covered by PMI.  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  As of September 30, 2024, junior lien home equity products made up 13.2% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%.  The Company also originates some home equity loans with loan-to-value ratios greater than 80% under an insured loan program with stringent underwriting criteria.

The following tables show the estimated maturity of the Company’s loan portfolio as of September 30, 2024.

	Fixed Rate Loans
	Within	2 - 5	6 - 15	Over
	1 Year	Years	Years	15 Years	Total

Commercial & industrial	$2,830,527	$28,012,513	$17,485,381	$0	$48,328,421
Purchased	31,714	2,641,794	5,741,930	0	8,415,438
Commercial real estate	7,298,589	10,128,003	18,115,028	883,068	36,424,688
Municipal	44,707,806	4,325,987	5,161,665	0	54,195,458
Residential real estate - 1st lien	40,085	3,532,367	24,377,073	61,751,696	89,701,221
Residential real estate - Jr lien	14,303	251,142	3,737,194	0	4,002,639
Consumer	412,166	2,043,260	86,617	0	2,542,043
Total Loans	$55,335,190	$50,935,066	$74,704,888	$62,634,764	$243,609,908

	Variable Rate Loans
	Within	2 - 5	6 - 15	Over
	1 Year	Years	Years	15 Years	Total

Commercial & industrial	$32,993,269	$30,189,438	$9,708,438	$5,549,659	$78,440,804
Commercial real estate	3,631,785	5,552,615	108,951,277	305,761,385	423,897,062
Municipal	0	0	10,208,023	1,100,000	11,308,023
Residential real estate - 1st lien	877,158	2,358,351	18,171,220	104,827,603	126,234,332
Residential real estate - Jr lien	391,983	878,238	12,224,422	15,444,804	28,939,447
Consumer	31,540	211,707	244,094	0	487,341
Total Loans	$37,925,735	$39,190,349	$159,507,474	$432,683,451	$669,307,009

The Company continues to experience solid growth in the commercial & industrial and CRE loan portfolios, which is consistent with its strategic focus on commercial lending.  The commercial lending portfolio consists of commercial & industrial, purchased, CRE and municipal loans, which collectively comprised 72.4% of the Company’s loan portfolio as of September 30, 2024, compared to 71.2% as of December 31, 2023.  As of September 30, 2024, the largest components of the CRE portfolio were $124.6 million in owner-occupied CRE and $154.3 million in non-owner occupied CRE.

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD.  As of September 30, 2024, the Company had $20.2 million in guaranteed loans with guaranteed balances of $12.7 million, compared to $26.5 million in guaranteed loans with guaranteed balances of $17.6 million as of December 31, 2023.  PPP loans with outstanding balances of $54 thousand as of September 30, 2024, and $84 thousand as of December 31, 2023, are included in these totals, all of which carry a 100% guarantee through the SBA, subject to borrower eligibility requirements.

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

Credit loss expense

The credit loss expense was made up of the following components for the periods indicated:

Three Months Ended	September 30,		Change
	2024	2023	$	%
Credit loss expense - loans	$406,955	$264,009	$142,946	54.14%
Credit loss expense (reversal) - OBS credit exposure	53,790	(23,120)	76,910	-332.66%
Credit loss expense	$460,745	$240,889	$219,856	91.27%

Nine Months Ended	September 30,		Change
	2024	2023	$	%
Credit loss expense – loans	$1,076,676	$849,549	$227,127	26.74%
Credit loss expense (reversal) - OBS credit exposure	29,230	(40,992)	70,222	-171.31%
Credit loss expense	$1,105,906	$808,557	$297,349	36.78%

The increases in the credit loss expense on loans in both comparison periods of 2024 compared to the same period in 2023, was due in part to an increase in charge-offs as well as an increase in the volume of the loan portfolio.  The increases in the OBS credit exposure during both the three-month and nine-month comparison periods are attributable to increases in unfunded loan commitments under contract.

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

The following table summarizes the Company’s credit risk ratios for the balance sheet dates presented:

	September 30,	December 31,
	2024	2023

ACL to total loans outstanding	1.05%	1.16%
ACL	$9,540,452	$9,842,725
Loans outstanding	$912,716,917	$845,429,854

Non-accruing loans to loans outstanding	0.49%	0.82%
Non-accruing loans	$4,486,341	$6,955,046
Loans outstanding	$912,716,917	$845,429,854

ACL to non-accruing loans	212.66%	141.52%
ACL	$9,540,452	$9,842,725
Non-accruing loans	$4,486,341	$6,955,046

The following table shows the breakdown of the ACL by loan segment and the percentage of loans in each category to total loans in the respective portfolios at the date indicated:

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent

Commercial & industrial	$1,003,908	13.89%	$1,100,688	14.40%
Purchased	25,617	0.92%	37,065	1.25%
Commercial real estate	5,565,611	50.41%	5,522,082	49.07%
Municipal	163,758	7.18%	136,167	6.44%
Residential real estate - 1st lien	2,398,677	23.66%	2,590,926	24.70%
Residential real estate - Jr lien	360,852	3.61%	431,007	3.75%
Consumer	22,029	0.33%	24,790	0.39%
Total	$9,540,452	100.00%	$9,842,725	100.00%

The third quarter ACL analysis indicated that the reserve balance of $9.5 million as of September 30, 2024, is sufficient to cover expected credit losses that are probable and estimable as of the measurement date. Included in the ACL calculation for September 30, 2024, is the completion of a workout of a commercial loan that was in non-accrual status which required a write down of approximately $1.0 million, which is also reflected in the net charge-offs and recoveries table on the next page. Also included in the ACL calculation are adjustments to several qualitative factors made by management during the third quarter of 2024, including a decrease to the qualitative factors for economic trends in all portfolios to reflect an improving economic environment. The qualitative factors for volume and terms in the commercial and industrial, CRE, and residential portfolios were decreased to reflect the absence of new or changed risks in those portfolios from new or increasing types of loans, industries, or collateral. The qualitative factors for concentrations in the commercial and industrial, CRE, and residential portfolios were decreased to reflect concentrations that are within policy as well adjust to the appropriate level for the residential portfolios where the concentration policy does not apply. The qualitative factor for delinquencies and non-performing loans in the consumer and residential portfolios was decreased to reflect low past due levels and a decrease year to date. Management believes that the quantitative calculation adequately captures the risk in these areas, and that the reserve balance continues to be directionally consistent with the overall risk profile of the Company’s loan portfolio and credit risk appetite. While the ACL is described as consisting of separate allocated portions, the entire ACL is available to support loan losses, regardless of category.  Management’s assessment of the adequacy of the ACL is presented to the full Board for approval quarterly.

Net (charge-offs) recoveries during the periods presented to average loans outstanding were as follows:

For the Nine Months Ended September 30,	2024	2023

Commercial & industrial	-0.95%	-0.29%
Net charge-offs during the period	$(1,203,641)	$(357,643)
Average amount outstanding	$126,240,870	$121,805,882

Purchased	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$9,521,419	$6,503,285

Commercial real estate	-0.03%	0.01%
Net (charge-offs) recoveries during the period	$(126,393)	$22,058
Average amount outstanding	$433,341,367	$376,591,108

Municipal	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$59,218,512	$42,203,207

Residential real estate - 1st lien	0.00%	0.04%
Net recoveries during the period	$0	$72,588
Average amount outstanding	$210,534,364	$199,778,580

Residential real estate - Jr lien	0.05%	0.09%
Net recoveries during the period	$15,537	$28,015
Average amount outstanding	$31,908,746	$32,110,911

Consumer	-2.02%	-2.16%
Net charge-offs during the period	$(64,452)	$(79,195)
Average amount outstanding	$3,192,650	$3,674,543

Total loans	-0.16%	-0.04%
Net charge-offs during the period	$(1,378,949)	$(314,177)
Average amount outstanding	$873,957,928	$782,667,516

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first nine months of 2024, the Company did not engage in any activity that created any additional types of OBS risk.

With the adoption of ASU 2016-13 (CECL), the Company is required to establish an allowance for expected credit losses on OBS credit exposures.  Expected credit losses are estimated by management over the contractual period during which the Company is exposed to credit risk under a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the estimated lives of such commitments. Upon adoption of ASU 2016-13 in 2023, the Company recorded a negative adjustment to retained earnings of $451,704 to reflect an allowance for credit losses for unfunded commitments. The allowance for credit losses for OBS credit exposures is presented in the "Accrued interest and other liabilities" line of the consolidated balance sheets. There was an increase of $53,790 and a decrease of $23,120, respectively, to the allowance for credit losses for OBS credit exposures during the three months ended September 30, 2024 and 2023, and an increase of $29,230 and a decrease of $40,992, respectively, during the nine months ended September 30, 2024 and 2023.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, or when the Company experiences deposit outflows; it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits acquired through the CDARS and/or ICS programs provide an alternative funding source when needed.  As of September 30, 2024, and December 31, 2023, the Company had $0.5 million and $0, respectively, in one-way CDARS deposits, and no one-way ICS deposits outstanding at either period end.  In addition, two-way (reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, enhance the Company’s ability to retain larger deposit balances by allowing the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits through the exchange of deposits with other participating FDIC-insured financial institutions.  As of September 30, 2024 and December 31, 2023, the Company reported $2.5 million and $2.4 million, respectively, in reciprocal CDARS deposits.  The balance in ICS reciprocal money market deposits was $22.8 million as of September 30, 2024, compared to $13.2 million as of December 31, 2023, and the balance in ICS reciprocal demand deposits as of those dates was $95.0 million and $87.1 million, respectively.

Additionally, the Company had brokered deposits from another source totaling approximately $13.9 million as of September 30, 2024 and $0 at December 31, 2023.  This relationship has provided increased access to short-term funding that is easily accessible without any detrimental effect on the pricing of the core deposit base.

As of September 30, 2024 and December 31, 2023, borrowing capacity of $110.0 million and $107.9 million, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances and by collateral pledges securing FHLBB letters of credit collateralizing public unit deposits in the aggregate amount of $150 thousand and $23.1 million, respectively.

The following table reflects the Company’s outstanding advances with FHLBB as of the dates indicated:

	September 30,	December 31,
	2024	2023
FHLBB Short-Term Advances
FHLBB term advance, 5.06%, due October 29, 2024	$5,000,000	$0

FHLBB Long-Term Advances
FHLBB term advance, 0.00%, due November 12, 2025 (1)	300,000	300,000
FHLBB term advance, 0.00%, due November 13, 2028 (1)	800,000	800,000
FHLBB option advance, 4.54%, due May 15, 2026	10,000,000	0
FHLBB option advance, 4.74%, due May 26, 2026	5,000,000	0
FHLBB option advance, 3.89%, due February 01, 2027	5,000,000	0
FHLBB option advance, 4.27%, due June 07, 2027	10,000,000	0
Total Long-Term Advances	31,100,000	1,100,000

Overnight Borrowings at 5.54%	0	9,000,000

Total Advances and Overnight Borrowings	$36,100,000	$10,100,000

(1)

Under the JNE program, the FHLBB provides a subsidy, funded by the FHLBB’s earnings, to write down interest rates to zero percent on advances that finance qualifying loans to small businesses. JNE advances must support small business in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities.

The Company utilized borrowing capacity during 2023 and the first quarter of 2024 under the BTFP, a temporary loan facility established by the FRB in March 2023 to provide additional liquidity to financial institutions in the wake of several high-profile bank failures.  The Company’s BTFP borrowings are collateralized by U.S. Agency and U.S. Government Securities, valued at par.  The BTFP ceased extending new loans on March 11, 2024.

The Company’s advances under the BTFP as of the balance sheet dates were as follows:

	September 30,	December 31,
	2024	2023
FRB BTFP Advances
FRB BTFP term advance, 4.92%, due April 26, 2024	$0	$10,000,000
FRB BTFP term advance, 4.71%, due May 13, 2024	0	10,000,000
FRB BTFP term advance, 4.91%, due May 17, 2024	0	6,500,000
FRB BTFP term advance, 4.93%, due December 16, 2024	0	18,000,000
FRB BTFP term advance, 4.76%, due January 16, 2025	16,000,000	0
FRB BTFP term advance, 4.83%, due January 17, 2025	41,500,000	0
Total BTFP Advances	$57,500,000	$44,500,000

The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 with no outstanding advances during either of the respective comparison periods.  Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $61.2 million and $49.9 million, respectively, as of September 30, 2024 and December 31, 2023.  Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 500 bps.  The Company had no outstanding advances through this facility as of September 30, 2024 or December 31, 2023.

As of September 30, 2024 and December 31, 2023 the Company had an unsecured line of credit of $12.5 million with one correspondent bank.  The Company had no outstanding advances against this credit line as of the balance sheet dates.

Management believes that the combination of high levels of potentially liquid assets, unencumbered securities, cash flows from operations, and additional borrowing capacity are sufficient to meet the Company’s liquidity and capital needs.

The following table illustrates the changes in shareholders' equity from December 31, 2023 to September 30, 2024:

Balance as of December 31, 2023 (book value $15.87 per common share)	$89,028,814
Net income	8,665,338
Issuance of common stock through the DRIP	1,058,472
Dividends declared on common stock	(3,819,358)
Dividends declared on preferred stock	(95,625)
Change in AOCI on AFS securities, net of tax	3,510,814
Balance as of September 30, 2024 (book value $17.36 per common share)	$98,348,455

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

Consistent with these capital planning considerations, During the third quarter of 2024, the Company adopted a stock repurchase program authorizing the repurchase of up to 275,000 shares of the Company’s common stock, representing approximately 5% of the outstanding common shares.  Purchases under the program may be on such terms, including price, as market conditions warrant, and may be made through open market purchases or in privately negotiated transactions.  The repurchase authorization expires in five years, unless extended, or earlier terminated, by the Board.  Notwithstanding the program’s five-year term, the Board will review and re-evaluate the program annually in light of the Company’s then current capital needs, the number and cost of shares repurchased, the number of shares remaining for repurchase under the authorization, and other relevant factors, and management will confer with the FRBB regarding the program, as appropriate in the circumstances.

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

As of September 30, 2024, the Bank was considered well capitalized under the standard regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy.

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
	(Dollars in Thousands)
September 30, 2024
Common equity tier 1 capital
(to risk-weighted assets)
Company	$97,695	11.86%	$37,063	4.50%	$57,653	7.00%	N/A	N/A
Bank	$111,237	13.52%	$37,034	4.50%	$57,609	7.00%	$53,494	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$112,082	13.61%	$49,417	6.00%	$70,007	8.50%	N/A	N/A
Bank	$111,237	13.52%	$49,379	6.00%	$69,953	8.50%	$65,839	8.00%
Total capital (to risk-weighted assets)
Company	$122,378	14.86%	$65,889	8.00%	$86,480	10.50%	N/A	N/A
Bank	$121,525	14.77%	$65,839	8.00%	$86,413	10.50%	$82,298	10.00%
Tier 1 capital (to average assets)
Company	$112,082	9.85%	$45,507	4.00%	N/A	N/A	N/A	N/A
Bank	$111,237	9.78%	$45,485	4.00%	N/A	N/A	$56,856	5.00%

December 31, 2023:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$91,886	11.89%	$34,770	4.50%	$54,086	7.00%	N/A	N/A
Bank	$105,390	13.65%	$34,737	4.50%	$54,036	7.00%	$50,176	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$106,273	13.75%	$46,360	6.00%	$65,676	8.50%	N/A	N/A
Bank	$105,390	13.65%	$46,317	6.00%	$65,615	8.50%	$61,755	8.00%
Total capital (to risk-weighted assets)
Company	$115,944	15.01%	$61,813	8.00%	$81,130	10.50%	N/A	N/A
Bank	$115,051	14.90%	$61,755	8.00%	$81,054	10.50%	$77,194	10.00%
Tier 1 capital (to average assets)
Company	$106,273	9.57%	$44,401	4.00%	N/A	N/A	N/A	N/A
Bank	$105,390	9.50%	$44,376	4.00%	N/A	N/A	$55,470	5.00%

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  As of September 30, 2024, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to the purchases of the Company’s common stock during the three months ended September 30, 2024, by the Company or by any affiliated purchaser (as defined in SEC Rule 10b-18).  During the monthly periods presented, the Company did not have any publicly announced repurchase plans or programs.

	Total Number	Average
	of Shares	Price Paid
For the period:	Purchased (1)	Per Share

July 1 - July 31	0	$0.00
August 1 - August 31	0	0.00
September 1 - September 30	10,000	16.25
Total	10,000	$16.25

(1)

All 10,000 shares were purchased for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of the Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the nine-months ended September 30, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and nine-month interim periods ended September 30, 2024 and 2023, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: November 14, 2024	/s/Kathryn M. Austin
Kathryn M. Austin, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: November 14, 2024	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☐  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the nine-months ended September 30, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and nine-month interim periods ended September 30, 2024 and 2023, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

Exhibit 104	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

