Form 10-K
period 2024-12-31
COMMUNITY BANCORP /VT
filed 2025-03-28
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.I0D-I(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

As of June 30, 2024, the aggregate market value of the voting stock held by non-affiliates of the registrant was $78,296,514, based on a per share trade price on June 30, 2024 of $15.25, as reported on the OTC Link ATS® system maintained by the OTC Markets Group Inc.  For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant.  However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 5,596,981 shares outstanding of the issuer's common stock as of the close of business on March 19, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2024 (2024 Annual Report) are incorporated by reference to Part I and Part II of this Report.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2025 (2025 Annual Meeting) are incorporated by reference to Part III of this Report.

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

We focus on establishing and maintaining long-term relationships with our customers and are committed to providing for the financial services needs of the communities we serve.  In particular, we place particular emphasis on our relationships with individual customers and small-to-medium-sized businesses.  We actively evaluate the banking needs of our markets, including low- and moderate-income areas, and offer products that are responsive to the needs of our customer base.  Our markets provide a mix of real estate, commercial and industrial, municipal and consumer lending opportunities, as well as a stable core deposit base.  Additional information about our business, including our deposit-taking activities, lending activities and credit and risk management policies, is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2024 Annual Report filed as Exhibit 13 to this report and is incorporated by reference in Part II, Item 7. of this report.

Related Trust Company. We offer trust and wealth management services through CFSG, our affiliated non-depository trust company based in Newport, Vermont.  Our ownership interest in CFSG is held indirectly, through CFS Partners, a Vermont limited liability company, which owns 100% of the limited liability company equity interests of CFSG.  We own a one third interest in CFS Partners, with the remaining two-thirds interest owned in equal shares by the National Bank of Middlebury, headquartered in Middlebury, Vermont and Guaranty Bancorp Inc., the bank holding company parent of Woodsville Guaranty Savings Bank, headquartered in Woodsville, New Hampshire.  CFSG offers fiduciary services throughout the market areas of the three owner financial institutions and leases space from them in some of their branch offices, including our facilities in Derby, Barre and Lyndonville, Vermont.

Statutory Business Trust. In 2007, we formed CMTV Statutory Trust I (the Trust), a Delaware statutory business trust, for the purpose of issuing $12.5 million of trust preferred securities.  This funding provided a portion of the cash consideration we paid in our 2007 acquisition of LyndonBank and provided additional regulatory capital.  The Trust is a VIE for which the Company is not the primary beneficiary, within the meaning of applicable accounting standards.  Accordingly, the Trust is not consolidated with the Company for financial reporting purposes.

Tax Credit Entity. The Company has established a LLC to facilitate its purchase of federal NMTCs under an investment structure designed by a local community development entity.  The LLC is a VIE for which, in the context of the overall NMTC structure, the Company is not the primary beneficiary, within the meaning of applicable accounting standards.  Accordingly, the LLC is not consolidated with the Company for financial reporting purposes.

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

Competition from the tax-exempt credit union industry has also intensified in recent years.  A number of our credit union competitors, including the largest state-chartered Vermont credit union, have converted from an employment based common bond to a community common bond, thereby significantly increasing their fields of membership.  Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, they have a significant pricing advantage over commercial banks for their deposit and loan products.  This pricing advantage, coupled with relaxation of membership criteria and regulatory restrictions on product offerings, has resulted in increased competition for us from this tax-exempt sector of the financial services industry, which has a strong market presence in Vermont.

In order to compete with other bank and non-bank service providers, we stress the community orientation of our banking operations and rely to a large extent on personal relationships established by our officers, directors and employees with our customers and on strong ties to the local community.  In addition, management's knowledge of the local community assists us in tailoring our products and services to meet the needs of our customer base.  Although competition is strong throughout our market area, management believes that we can continue to compete effectively, in view of our local market knowledge and community ties and our understanding and responsiveness to evolving customer needs.

Employees

As of December 31, 2024, the Company did not have any employees at the holding company level. However, as of that date, the Bank employed 128 full-time employees and 11 part-time employees. The Bank provides our full-time and part-time employees with a comprehensive employee benefit package, including medical benefits, life insurance and a 401K retirement savings plan. Additionally, full-time employees also have disability insurance as part of their benefit package. The Bank is not a party to any collective bargaining agreement and management of the Bank considers our employee relations to be good.

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

Our earnings are affected by general economic conditions, management policies, changes in federal and state laws and regulations and actions of various regulatory authorities, including those referred to below. Banking is a highly regulated business and proposals to change the laws and regulations to which we are subject are frequently introduced at both the federal and state levels. The nature, likelihood and timing of any such changes and the impact such changes may have on the Company and the Bank is impossible to predict with any certainty.

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

Except for CFSG’s trust and wealth management operations, we do not presently engage, directly or indirectly through any affiliate, in any other permissible non-banking activities.

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of common equity equal to 2.5% of risk-weighted assets. The Company and the Bank met this capital conservation buffer requirement at December 31, 2024, with a capital conservation buffer of 6.85% for the Company and 6.76% for the Bank as of that date.  Failure to maintain the required buffer would result in limitations on permissible shareholder distributions and discretionary bonus payments.

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

The capital ratios of the Company and the Bank exceeded all applicable regulatory requirements at December 31, 2024. (See Note 22 to the Company’s audited consolidated financial statements included in Part II, Item 8 of this report for additional information about the Company’s and the Bank’s regulatory capital ratios.)

Under the 2018 Regulatory Relief Act, the above capital requirements were simplified for qualifying community banks and bank holding companies.  A joint rule of the federal banking regulators permits a qualifying community banking organization to opt in to a simplified regulatory capital framework.  A qualifying institution that elects to utilize the simplified framework must maintain a CBLR in excess of 9%, and will thereby be deemed to have satisfied the generally applicable risk-based and other leverage capital requirements and (if applicable) the FDIC’s prompt corrective action framework.  In order to utilize the CBLR framework, in addition to maintaining a CBLR of over 9%, a community banking organization must have less than $10 billion in total consolidated assets and must meet certain other criteria such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities.  The CBLR is calculated by dividing tangible equity capital by average total consolidated assets. The Company and Bank do not utilize the CBLR framework.

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

Since 2007 Section 404 of SOX has required management of the Company to undertake a periodic assessment of the adequacy and effectiveness of the Company’s internal control over financial reporting.  Management's report on internal control over financial reporting as of December 31, 2024, is contained in Part II, Item 9A of this report.  Effective December 31, 2020, as a non-accelerated filer for SEC reporting purposes, we are no longer required to obtain from our external auditors an attestation on the Company’s internal control over financial reporting and the operating effectiveness of these controls under Section 404(b) of SOX.  Nevertheless, we have incurred, and expect to continue to incur, costs in connection with our on-going compliance with Section 404.

Information on the Company’s corporate governance practices, including committee charters, is available on the Company’s website at www.communitybancorpvt.com.

SEC Reporting and Disclosure Requirements.  Under current SEC reporting and disclosure rules, as amended in 2018, and 2020, the Company is considered to be a non-accelerated filer and a smaller reporting company.  As noted above, due to this filing status, we are not subject to the requirements in SOX section 404(b) to obtain an external auditor attestation of management’s assessment of the Company’s internal controls over financial reporting and their effectiveness.  In addition, we are not required to file our periodic reports with the SEC on the accelerated timetable applicable to accelerated filers.  Further, as a smaller reporting company, we are permitted to make certain reduced (or scaled) financial and other disclosures in our periodic reports and proxy statements filed with the SEC.

Dividends.  The Company derives funds for payment of dividends to shareholders primarily from dividends received from our subsidiary, Community National Bank. Under the National Bank Act, prior approval from the OCC is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that last year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.  Federal law also prohibits national banks from paying dividends greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's ACL.

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

•

Provided permanent relief for non-accelerated filers, from the requirements of Section 404(b) of the Sarbanes-Oxley Act for auditor attestation of management’s assessment of internal controls over financial reporting and their effectiveness;

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

As of December 31, 2024, the Bank was considered "well capitalized" under FDICIA’s Prompt Corrective Action capital requirements. Those capital requirements do not apply to the Company. (See Note 22 to the Company’s audited consolidated financial statements included in Part II, Item 8 of this report for additional information about the Bank’s regulatory capital ratios.)

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

The Dodd-Frank Act changed the assessment formula for determining deposit insurance premiums and modified certain insurance coverage provisions of the FDIA.  The FDIC’s implementing rules, which became effective in 2011, redefined the base for FDIC insurance assessments from the amount of insured deposits to average consolidated total assets less average tangible equity. The Bank’s total FDIC insurance assessment for 2024 was $614,823.

Brokered Deposits. Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits without prior approval of the FDIC unless it is well capitalized under the FDICIA's prompt corrective actions guidelines.  Purchased deposits, including one-way CDARS and ICS money market and demand deposits acquired through the IntraFi Network, are considered to be brokered deposits, as is wholesale funding purchased from deposit brokers.  The Company is well capitalized and utilizes purchased deposits from time to time when deemed appropriate by management as an additional source of funding to meet loan demand and other liquidity needs. The Company also utilizes reciprocal, that is, two-way, CDARS and ICS money market and demand deposits acquired through the IntraFi Network, which allows the Company to exchange deposits with other financial institutions on a dollar-for-dollar basis in order to provide deposit insurance in excess of FDIC limits and thereby enhance customer attraction and retention, build deposits and improve net interest margins.  Reciprocal deposits are not considered to be brokered deposits, in accordance with a provision of the 2018 Regulatory Relief Act.  As of December 31, 2024, we had $235,500 in purchased deposits through CDARS and $13.6 million through another source.  Also as of such date, we had reciprocal deposits representing exchanged funds outstanding in the amount of $2.5 million of CDARS, $44.4 million of ICS money market deposits and $109.5 million of ICS demand deposits.

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

The Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury, administers BSA/AML requirements and determines the policy priorities for anti-money laundering and countering the financing of terrorism. These priorities include: financial corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking and human trafficking. FinCEN is also responsible for implementing the access and safeguard provisions of the federal Corporate Transparency Act. FinCEN’s final rule implementing the reporting requirements under the Corporate Transparency Act requires certain business entities created in or registered to do business in the United States to report to FinCEN information about the business entity and its beneficial owners, among other types of information. The Reporting Rule has been subject to a number of legal challenges, and most recently the Treasury Department has delayed its implementation and is considering limiting its application to foreign entities.

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

Community Reinvestment Act. The federal CRA requires banks to define the communities they serve, identify the credit needs of those communities, collect and maintain data for each small business or small farm loan originated or purchased, and maintain a public file at each banking location. The federal banking regulators examine the institutions they regulate to assess their record of meeting the credit needs of the communities they serve, including low and moderate income neighborhoods, and assign one of the following four ratings: “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance”.  On October 24, 2023, the federal banking agencies issued a final rule amending the regulations implementing the CRA.  The amendments, which took effect on April 1, 2024, and have a mandatory compliance date of January 1, 2026, retain the existing CRA rating categories, but modify the evaluation framework for banks with more than $2 billion in assets.  Smaller institutions, such as Community National Bank, will continue to be evaluated under existing criteria, but may elect to be evaluated under the modified criteria.  As of the Bank’s last CRA examination, completed by the OCC during 2023, it received a rating of “Outstanding”.

Federal Home Loan Bank System.  The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Member institutions are required to purchase and hold shares of capital stock in the applicable regional FHLB (the FHLBB, in the case of the Bank), in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLBB. The Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2024 of $1,951,200. As a member, the Bank is subject to future capital calls by the FHLBB in order to maintain compliance with its capital plan.

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

Other Available Information

This annual report on Form 10-K is on file with SEC.  We also file with the SEC quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy materials for our meetings of shareholders.  These reports and proxy materials are available without charge on the SEC’s website at http://www.sec.gov. Our SEC-filed reports and proxy statements are also available without charge through a link on our website at www.communitybancorpvt.com.  We have also posted on our website our Code of Ethics for Senior Financial Officers and the Principal Executive Officer, our Insider Trading Policy and the charters of the Audit, Compensation, Nominating and Governance Committees of our Board of Directors.  The information and documents contained on our website do not constitute part of this report.  Copies of the reports we file with the SEC (other than exhibits) and proxy materials can also be obtained by contacting Jennifer Desroches, Executive Assistant, at our principal offices, which are located at 4811 U.S. Route 5, Derby, Vermont 05829 or by calling (802) 334-7915.

Item 1A.  Risk Factors

Before deciding to invest in the Company or to maintain or increase an investment, investors should carefully consider the material risks and uncertainties described below that could negatively affect our business, financial condition or results of operations. The risks and uncertainties described below and in the Company’s other filings with the SEC are not the only ones the Company faces. Additional risks and uncertainties not presently known to management or that are currently deemed immaterial may emerge or evolve and also affect the Company’s business and prospects. If any of these known or unknown risks or uncertainties actually occurs, the Company’s business, financial condition and results of operations could be adversely affected, which in turn could result in a decline in the value of the Company’s capital stock.

OPERATIONAL RISKS

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

Pandemics, epidemics, disease outbreaks and other public health crises, such as the recent COVID-19 pandemic, have disrupted our business and operations, and future outbreaks could materially adversely impact our business, financial condition, liquidity and results of operations.

Pandemics, epidemics or disease outbreaks in the U.S. or globally, such as the recent COVID-19 pandemic, have disrupted, and may in the future disrupt, our business, which could materially affect our results of operations, financial condition, liquidity and future expectations. Any new pandemic or other public health crisis, as well as ongoing or new governmental, regulatory and private sector responses to a pandemic, could materially disrupt banking and other economic activity generally and in the areas in which we operate. This could result in further decline in demand for our banking products and services, and could negatively impact, among other things, our asset quality, liquidity, regulatory capital, net income and growth prospects.

We are subject to liquidity risk because we rely primarily on deposit-gathering to satisfy our funding needs.

Our primary source of liquidity is through the growth of deposits, which provide low cost funding for our operations. If we are unable to attract enough deposits in our market area to fund loan growth and our other funding needs, then we may need to rely for funding on purchased deposits or on borrowings from the FHLBB, the FRB’s discount window, correspondent banks or the capital markets. Purchased deposits and borrowings would tend to be more expensive than funding through core deposits and therefore could have a negative impact on our results of operations, cash flow, liquidity and regulatory capital levels.

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

Generally, our customers may prepay the principal amount of their outstanding loans at any time.  The speeds at which such prepayments occur, as well as the size of such prepayments, are within our customers’ discretion and may be affected by many factors beyond our control, including changes in prevailing interest rates.  If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced.  A prevailing low-interest rate environment increases our prepayment risk.  A significant reduction in interest income could have a negative impact on our results of operations and financial condition.

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

We have a high concentration of loans secured by real estate, so a deterioration in the real estate markets could require material increases in our ACL and adversely affect our business, financial condition, and results of operations.

We have a high degree of concentration in loans secured by real estate. Any future deterioration in the local real estate market could adversely impact our borrowers’ ability to repay loans secured by real estate and the value of our real estate collateral, thereby increasing the credit risk associated with the loan portfolio. Our ability to recover on these loans by selling or disposing of the underlying real estate collateral would be adversely impacted by any decline in real estate values, which increases the likelihood that we will suffer losses on defaulted real estate-secured loans beyond the amounts provided for in the ACL. This, in turn, could require material increases in the ACL which would adversely affect our business, financial condition, and results of operations.

Systems failures, interruptions, cyberattacks or other breaches of information security, including those affecting our vendors, could disrupt our business and have an adverse effect on our reputation, business, results of operations and financial condition.

We depend upon data processing, software, communication, and information access and exchange on a variety of computing platforms and networks and over the internet, and we rely on the services of a variety of third party vendors to meet our data processing and communication needs.  Consequently, we are subject to certain related operational risks, both in our operations and through those of our service providers.  These risks include, but are not limited to, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud, cyberattacks and catastrophic failures resulting from civil unrest, terrorist acts or natural disasters.  Despite the safeguards we maintain, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures.  Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by customers, evolving technologies that can be used to facilitate financial fraud, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties.  Our technologies, systems and networks and those of certain of our service providers as well as our customers’ devices, may be the target of cyberattacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, the theft of customer assets through fraudulent transactions or disruption of our or our customers’ or other third parties’ business operations.  If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers, any or all of which could adversely affect our reputation, business, results of operations or financial condition.  While we have instituted safeguards and controls, we cannot provide assurance that they will be effective in all cases, and their failure in some circumstances could have a material adverse effect on our business, financial condition or results of operations.

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

A decline in the fair value of our investment portfolio could adversely affect our financial results and capital.

We report certain assets, including investment securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. The fair value of the debt securities in our investment portfolio could decline as a result of various factors outside our control, including changes in market interest rates, tax reform, decreases in credit quality and related credit ratings, lack of market liquidity and other economic conditions. For debt securities in an unrealized loss position, we may be required to record an allowance for credit losses or write down the security depending on the type of security and the circumstances. Any such impairment charge would have an adverse effect, which could be material, on our business, results of operations and financial condition, including capital and shareholders’ equity.

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

As of January 1, 2015, we were required to comply with the Basel III capital rules issued by the federal banking agencies that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act. These capital rules require banks and bank holding companies to maintain a minimum common equity Tier I capital ratio of 4.5% of risk-weighted assets, a minimum Tier I capital ratio of 6.0% of risk-weighted assets, a minimum total capital ratio of 8.0% of risk-weighted assets, and a minimum leverage ratio of 4.0%. The capital rules require the Bank and the Company to maintain a 2.5% common equity Tier I capital conservation buffer above the minimum risk-based capital requirements for adequately capitalized institutions in order to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The Company and the Bank met these requirements as of December 31, 2024. The Basel III capital rules permanently grandfathered trust preferred securities issued before May 19, 2010 for institutions with less than $15.0 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. Our trust preferred securities qualify for this grandfather treatment. The Basel III capital rules also increased the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations, but retained the previous capital treatment of residential mortgages. These standards could adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition. Under the rules, we were permitted to make, and did make, a one-time, permanent election to continue to exclude accumulated other comprehensive income from regulatory capital calculations.

We may be required to write down goodwill.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2024, our goodwill totaled approximately $11.6 million, created in connection with the LyndonBank acquisition in 2007. Under current accounting standards, if we determine goodwill is impaired, we would be required to write down the value of this asset to fair value. We conduct a review each year, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We last completed a goodwill impairment analysis as of December 31, 2024, and concluded goodwill was not impaired. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

Our investment in tax credit partnerships may not generate expected or anticipated returns, which could have an adverse impact on our results of operations and financial condition.

We periodically invest in tax credit partnerships that generate federal income tax credits. The tax benefit of these investments is expected to exceed the amortization expense associated with them, resulting in a positive impact on net income. Such credits are subject to recapture by taxing authorities based on compliance requirements that must be met at the project level. Changes in applicable tax laws, or the inability of the projects to be completed or properly managed, depend on factors that are out of our control and could impact our ability to realize expected or anticipated returns. Should we not be able to realize the tax credits and other benefits associated with such investments, our results of operations and financial condition could be negatively affected

RISKS RELATING TO OUR COMMON STOCK

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

Shares of our common stock are equity interests and do not constitute indebtedness.  As such, our common stock ranks junior to all our customer deposits and other indebtedness, whether now existing or hereafter incurred, and to our subordinated debentures, and other non-equity claims on us, with respect to assets available to satisfy claims.  In addition, our common stock is junior in priority, including with respect to dividend and liquidation rights, to our outstanding shares of Series A Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock.  Further, the common stock will be subject to the prior liquidation rights of the holders of any debt we may issue in the future and may be subject to the prior dividend and liquidation rights of any series of preferred stock we may issue in the future.

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

Substantial competition and disintermediation of payment services could adversely affect us.

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

We consistently attempt to offer new products and services to our customers to remain competitive. There can be risks and uncertainties associated with these new products and services, especially if they are dependent on new technologies. We may spend significant time and resources in development of new products and services to market to customers. Through our development and implementation process we may incur risks associated with delivery timetables, pricing and profitability, compliance with regulations, technology failures and shifting customer preferences. Failure to successfully manage these risks could have a material effect on our financial condition, result of operations and business.

Changes in our tax rates could affect our future results.

Our future effective tax rates and tax liabilities could be unfavorably affected by increases in applicable tax rates, such as from the expiration of the 2017 Tax Act rate reductions in 2025 if not reauthorized by Congress, and by other changes in federal or state tax laws, regulations and agency interpretations. Our effective tax rates could also be affected by changes in the valuation of our deferred tax assets and liabilities or by the outcomes of any examinations of our income tax returns by the IRS or our state income, franchise, sales and use or other tax returns by the Vermont Department of Taxes.  Our results of operations and financial condition could also be adversely affected in the short-term by decreases in applicable tax rates that require us to revalue our deferred tax asset, as occurred in 2017 as a result of passage of the 2017 Tax Act.

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

Banks, securities firms, and insurance companies can now combine under a “financial holding company” umbrella. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Some of our competitors have elected to become financial holding companies. We offer only traditional banking products and trust and wealth management services indirectly through our affiliate, CFSG.

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

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 1C.  Cybersecurity Risk

The banking industry is increasingly reliant on information technology systems and digital platforms to conduct business operations, process transactions, and interact with customers. As a result, we are exposed to various cybersecurity risks, including but not limited to:

•	Cyber-attacks: We are vulnerable to cyber-attacks including malware, phishing, ransomware, and denial-of-service attacks, could disrupt operations, compromise sensitive information, and result in financial losses.
•	Data Breaches: Despite implementing robust security measures, systems and networks may be breached, leading to unauthorized access to customer data, proprietary information, or intellectual property.
•	Third-Party Risks: We rely on third-party service providers and vendors which exposes the Company to cybersecurity risks associated with systems and processes. A breach or failure in critical systems could impact operations and reputation.
•	Regulatory Compliance: The Company is subject to various regulatory requirements related to cybersecurity, data protection, and privacy. Non-compliance with these regulations could result in financial penalties, legal liabilities, and reputational damage.
•	Reputation Risk: A significant cybersecurity incident could damage the Company’s reputation and erode customer trust, leading to customer attrition, negative publicity, and loss of business opportunities.
•	Operational Disruption: Cybersecurity incidents may disrupt operations, including online banking services, payment processing, and customer support, resulting in financial losses and operational inefficiencies.
•	Financial Impact: Cybersecurity incidents may result in direct financial losses, such as fraud-related expenses, remediation costs, and legal fees, as well as indirect costs associated with business interruption and reputational damage.

We have implemented a comprehensive Information Security Program to mitigate these risks, which includes:

•	Regular risk assessments and vulnerability testing of systems and networks.
•	Deployment of advanced cybersecurity technologies, including firewalls, intrusion detection systems, and encryption protocols.
•	Employee training and awareness programs to enhance cybersecurity awareness and promote best practices.
•	Incident response and business continuity plans to ensure a timely and effective response to cybersecurity incidents.

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

In conclusion, cybersecurity risks pose significant challenges to business operations and financial stability. The Company continuously monitors and evaluates its cybersecurity posture to adapt to emerging threats and safeguard customers' information and assets.

Item 2.  Properties

Although the Company does not itself own or lease real property, the Bank owns and leases various properties for its banking operations.   All of the Bank’s offices are located in Vermont, other than its loan production office in Grafton County, New Hampshire.

The Company's administrative offices are located at the main offices of the Bank on U.S. Route 5 in Derby, Vermont, with total office space of approximately 34,000 square feet, including retail banking offices, an operations center as well as a community room used by the Bank for meetings and various functions.  This community room has a secure outside access making it possible for the Bank to offer it to non-profit organizations after banking hours free of charge.  This office is equipped with a remote drive-up facility and a drive-up ATM as well as an inside lobby ATM.  The Company leases space at this office to its affiliated trust and wealth management affiliate, CFSG, on arms’ length terms.

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

2 The Bank leases space at two of its branch locations to its affiliated trust and investment management affiliate, CFSG, on arms’ length terms.

3 Loan production offices (LPO), in Chittenden County, in northwestern Vermont and Grafton County, in western New Hampshire.

The Company maintains ATMs at the main office and all branch locations.

All of the Company’s owned premises are free and clear of any mortgage or encumbrances and, in management’s view, all locations are suitable for conducting the Bank’s business.

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

Item 4.  Mine Safety Disclosures

Not Applicable

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the trading market in, market price of, and dividends paid on, the Company's common stock is incorporated by reference to the section of the 2024 Annual Report under the caption “Common Stock Performance by Quarter” immediately following the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed as Exhibit 13 to this report.  The balance of the information required by item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies under applicable SEC disclosure rules, as amended in 2018 Release Nos. 33-10513 and 34-83550.

The following table provides information as to purchases of the Company’s common stock during the fourth quarter ended December 31, 2024, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
		Average	Shares Purchased	Purchased Under
	Total Number of	Price Paid	as Part of Publicly	the Plan at the
For the month ended:	Shares Purchased	Per Share	Announced Plan (1)	End of the Period (1)

October 1 - October 31	0	$0	0	275,000
November 1 - November 30	0	$0	0	275,000
December 1 - December 31	0	$0	0	275,000
Total	0	$0	0	275,000

(1)

The Company's Board of Directors in July 2024, authorized the repurchase from time to time of up to 5% or 275,000 shares of the Company's common stock in open market and privately negotiated transactions, in management's discretion and as market conditions may warrant. The approval did not specify a termination date.

There were no shares purchased by CFSG, which may be deemed to be an affiliate of the Company under Rule 10b-18, for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the section of the 2024 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," immediately following the “Notes to Consolidated Financial Statements”, filed as Exhibit 13 to this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 and 34-83550.

Item 8. Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of Berry Dunn McNeil & Parker, LLC are incorporated herein by reference from the 2024 Annual Report, filed as Exhibit 13 to this report.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). As of December 31, 2024, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of December 31, 2024 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2024. The standard measures adopted by Management in making its evaluation are the measures in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, Management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

In accordance with relief granted to non-accelerated filers as defined in SEC Release No. 34-88365, this Annual Report does not contain an attestation report of the Company’s independent registered public accounting firm regarding management’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The following is incorporated by reference to the Company's Proxy Statement for the 2025 Annual Meeting.

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

Information regarding the Company’s Insider Trading Policy under the caption “CORPORATE GOVERNANCE - Insider Trading Policy”.

The Code of Ethics for Senior Financial Officers and the Principal Executive Officer is available on the Company's website at www.communitybancorpvt.com.  The Code is also listed as Exhibit 14 to this report and incorporated by reference to a prior filing with the SEC.  There were no waivers of any provision of the Code during 2024.

Item 11.  Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the 2025 Annual Meeting:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company's Proxy Statement for the 2025 Annual Meeting:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION."

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is incorporated by reference to the Company's Proxy Statement for the 2025 Annual Meeting:

Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -Transactions with Management."

Information regarding the independence of directors under the caption “CORPORATE GOVERNANCE – Director Independence.”

Item 14. Principal Accountant Fees and Services

The following is incorporated by reference to the Company's Proxy Statement for the 2025 Annual Meeting under the caption "PROPOSAL 4 - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(b) Financial Statements

The following are included in this report and are incorporated by reference to the 2024 Annual Report, filed as Exhibit 13 to this report:

Consolidated Balance Sheets at December 31, 2024 and 2023
Consolidated Statements of Income for the years ended December 31, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
Notes to Consolidated Financial Statements
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

Exhibit 10(vi)*	Change in Control Agreement for Vice President (Company), Executive Vice President and Chief Lending Officer (Bank), filed as Exhibit 10.3 to the Company’s Form 8-K Report filed on September 7, 2021.
Exhibit 14	Amended Code of Ethics for Senior Financial Officers and the Principal Executive Officer, filed as Exhibit 14 to the Company’s Form 8-K Report on July 12, 2010.
Exhibit 19	Community Bancorp. and Subsidiary Insider Trading Compliance Policy, filed as Exhibit 19 to the Company’s Form 10-K Report filed on March 29, 2024.

The following exhibits are filed as part of this report:

Exhibit 13	Portions of the 2024 Annual Report, specifically incorporated by reference into this report.

Exhibit 21	Subsidiaries of Community Bancorp.

Exhibit 23	Consent of Berry Dunn McNeil & Parker, LLC

Exhibit 31.1	Certification from the President and Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1

Certification from the President and Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2024 and 2023.

*   Denotes compensatory plan or arrangement.

Item 16.  Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP.
/s/Christopher L. Caldwell	Date: March 28, 2025
Christopher L. Caldwell, President and Chief
Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Christopher L. Caldwell	Date: March 28, 2025
Christopher L. Caldwell, President and Chief
Executive Officer (Principal Executive Officer)

/s/Louise M. Bonvechio	Date: March 28, 2025
Louise M. Bonvechio, Corporate Secretary and
Treasurer (Principal Financial Officer)

/s/Nikole B. Brainard	Date: March 28, 2025
Nikole B. Brainard
(Principal Accounting Officer)

COMMUNITY BANCORP. DIRECTORS
/s/Thomas E. Adams	Date: March 28, 2025
Thomas E. Adams

/s/Kathryn M. Austin	Date: March 28, 2025
Kathryn M. Austin

/s/Bruce Baker	Date: March 28, 2025
Bruce Baker

/s/David M. Bouffard	Date: March 28, 2025
David M. Bouffard

/s/Christopher L. Caldwell	Date: March 28, 2025
Christopher L. Caldwell

/s/Aminta K. Conant	Date: March 28, 2025
Aminta K. Conant

/s/Jacques R. Couture	Date: March 28, 2025
Jacques R. Couture

/s/ David P. Laforce	Date: March 28, 2025
David P. Laforce

/s/ Wayne Lamberton	Date: March 28, 2025
Wayne Lamberton

/s/Stephen P. Marsh	Date: March 28, 2025
Stephen P. Marsh, Board Chair

/s/Carol Martin	Date: March 28, 2025
Carol Martin

/s/Emma Marvin	Date: March 28, 2025
Emma Marvin

/s/Jeffrey L. Moore	Date: March 28, 2025
Jeffrey L. Moore

/s/Frederic Oeschger	Date: March 28, 2025
Fredric Oeschger

/s/James G. Wheeler, Jr.	Date: March 28, 2025
James G. Wheeler, Jr.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

COMMUNITY BANCORP.

EXHIBITS

EXHIBIT INDEX*

Exhibit 13	Portions of the 2024 Annual Report, specifically incorporated by reference into this report.

Exhibit 21	Subsidiaries of Community Bancorp.

Exhibit 23	Consent of Berry Dunn McNeil & Parker, LLC

Exhibit 31.1	Certification from the President and Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1

Certification from the President and Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income (loss), (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2024 and 2023.

*  Other than exhibits incorporated by reference to prior filings.

**  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

