Form 10-Q
period 2025-03-31
COMMUNITY BANCORP /VT
filed 2025-05-15
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

YES ☐     NO ☒

At May 06, 2025, there were 5,616,854 shares outstanding of the Corporation's common stock.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	March 31,	December 31,
Consolidated Balance Sheets	2025	2024
	(Unaudited)

Assets
Cash and due from banks	$13,380,817	$9,875,427
Federal funds sold and overnight deposits	15,430,905	101,064,775
Total cash and cash equivalents	28,811,722	110,940,202
Securities available-for-sale	168,286,294	159,697,420
Restricted equity securities, at cost	2,769,850	2,629,350
Loans held-for-sale	492,500	0
Loans	940,274,201	927,940,805
Allowance for credit losses	(10,173,926)	(9,810,212)
Deferred net loan costs	677,645	648,695
Net loans	930,777,920	918,779,288
Bank premises and equipment, net	12,146,928	12,072,985
Accrued interest receivable	5,475,848	4,472,474
Bank owned life insurance	5,338,629	5,318,354
Goodwill	11,574,269	11,574,269
Other assets	22,183,502	23,445,787
Total assets	$1,187,857,462	$1,248,930,129

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$197,500,239	$197,697,470
Interest-bearing transaction accounts	286,292,106	304,212,085
Money market funds	162,755,508	169,533,067
Savings	143,312,558	142,925,828
Time deposits, $250,000 and over	40,511,952	42,637,716
Other time deposits	149,283,599	144,638,592
Total deposits	979,655,962	1,001,644,758
Repurchase agreements	44,432,543	48,943,996
Borrowed funds	36,100,000	72,600,000
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	11,876,927	14,806,170
Total liabilities	1,084,952,432	1,150,881,924

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 15 shares issued and outstanding at 03/31/25 and 12/31/24 ($100,000 liquidation value, per share)	1,500,000	1,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,830,269 shares issued at 03/31/25 and 5,809,035 shares issued at 12/31/24	14,575,673	14,522,588
Additional paid-in capital	39,112,209	38,801,755
Retained earnings	63,777,275	61,623,460
Accumulated other comprehensive loss	(13,401,970)	(15,776,821)
Less: treasury stock, at cost; 212,101 shares at 03/31/25 and 210,101 shares at 12/31/24	(2,658,157)	(2,622,777)
Total shareholders' equity	102,905,030	98,048,205
Total liabilities and shareholders' equity	$1,187,857,462	$1,248,930,129

Book value per common share outstanding	$18.05	$17.24

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended March 31,
Consolidated Statements of Income	2025	2024
(Unaudited)

Interest income
Interest and fees on loans	$13,215,032	$11,678,217
Interest on taxable debt securities	859,231	972,349
Interest on tax-exempt debt securities	80,411	80,411
Dividends	47,890	42,384
Interest on federal funds sold and overnight deposits	321,948	85,933
Total interest income	14,524,512	12,859,294

Interest expense
Interest on deposits	4,185,907	3,080,172
Interest on borrowed funds	370,977	945,816
Interest on repurchase agreements	285,959	198,892
Interest on junior subordinated debentures	243,345	276,769
Total interest expense	5,086,188	4,501,649

Net interest income	9,438,324	8,357,645
Credit loss expense	325,054	313,579
Net interest income after credit loss expense	9,113,270	8,044,066

Non-interest income
Service fees	886,782	897,920
Income from sold loans	69,377	79,104
Other income from loans	270,167	254,601
Other income	352,283	402,282
Total non-interest income	1,578,609	1,633,907

Non-interest expense
Salaries and wages	2,320,066	2,458,000
Employee benefits	1,017,974	899,236
Occupancy expenses, net	781,856	722,503
Other expenses	2,383,716	2,220,405
Total non-interest expense	6,503,612	6,300,144

Income before income taxes	4,188,267	3,377,829
Income tax expense	662,812	554,928
Net income	$3,525,455	$2,822,901

Earnings per common share	$0.62	$0.51
Weighted average number of common shares
used in computing earnings per share	5,605,278	5,521,509
Dividends declared per common share	$0.24	$0.23

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended March 31,
	2025	2024

Net income	$3,525,455	$2,822,901

Other comprehensive income (loss)
Unrealized holding gain (loss) on securities AFS arising during the period	3,006,141	(1,908,870)
Tax effect	(631,290)	400,862
Other comprehensive income (loss), net of tax	2,374,851	(1,508,008)
Total comprehensive income	$5,900,306	$1,314,893

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended March 31, 2025
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2025	$14,522,588	$1,500,000	$38,801,755	$61,623,460	$(15,776,821)	$(2,622,777)	$98,048,205

Issuance of common stock	53,085		310,454				363,539
Cash dividends declared
Common stock				(1,343,515)			(1,343,515)
Preferred stock				(28,125)			(28,125)
Shares purchased through stock buyback program						(35,380)	(35,380)
Comprehensive income
Net income				3,525,455			3,525,455
Other comprehensive income					2,374,851		2,374,851
March 31, 2025	$14,575,673	$1,500,000	$39,112,209	$63,777,275	$(13,401,970)	$(2,658,157)	$102,905,030

	Three Months Ended March 31, 2024
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2024	$14,310,378	$1,500,000	$37,574,578	$54,198,230	$(15,931,595)	$(2,622,777)	$89,028,814

Issuance of common stock	52,890		307,561				360,451
Cash dividends declared
Common stock				(1,268,320)			(1,268,320)
Preferred stock				(31,875)			(31,875)
Comprehensive income
Net income				2,822,901			2,822,901
Other comprehensive loss					(1,508,008)		(1,508,008)
March 31, 2024	$14,363,268	$1,500,000	$37,882,139	$55,720,936	$(17,439,603)	$(2,622,777)	$89,403,963

*Accumulated other comprehensive loss

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three Months Ended March 31,
	2025	2024

Cash Flows from Operating Activities:
Net income	$3,525,455	$2,822,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, bank premises and equipment	256,686	258,219
Credit loss expense	325,054	313,579
Deferred income tax (benefit) provision	(102,112)	165,056
Gain on sale of loans	(13,258)	(12,092)
Loss (gain) on sale of bank premises and equipment	7,839	(13,981)
Income from CFS Partners	(249,350)	(294,327)
Amortization of bond premium, net	29,528	53,550
Proceeds from sales of loans held for sale	417,133	690,092
Originations of loans held for sale	(896,375)	(1,119,000)
Increase in taxes payable	552,056	240,670
Increase in interest receivable	(1,003,374)	(606,028)
Decrease in mortgage servicing rights	28,432	22,276
Decrease in right-of-use assets	51,245	44,281
Decrease in operating lease liabilities	(45,563)	(48,495)
Decrease (increase) in other assets	189,101	(143,424)
Increase in cash surrender value of BOLI	(20,275)	(20,155)
Amortization of limited partnerships	212,868	149,202
Change in net deferred loan fees and costs	(28,950)	(15,926)
(Decrease) increase in interest payable	(1,915,911)	200,624
Decrease in accrued expenses	(969,079)	(1,069,838)
Increase in other liabilities	31,374	77,844
Net cash provided by operating activities	382,524	1,695,028

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	9,359,512	8,166,541
Purchases	(14,971,773)	0
Proceeds from redemption of restricted equity securities	301,200	1,424,800
Purchases of restricted equity securities	(441,700)	(1,759,800)
Increase in loans, net	(12,400,654)	(21,073,009)
Capital expenditures net of proceeds from sales of bank
premises and equipment	(274,509)	(292,650)
Recoveries of loans charged off	12,098	17,746
Net cash used in investing activities	(18,415,826)	(13,516,372)

7

	2025	2024

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(18,117,210)	(23,157,006)
Net decrease in money market and savings accounts	(6,390,829)	(2,183,259)
Net increase in time deposits	2,519,243	12,127,167
Net decrease in repurchase agreements	(4,511,453)	(9,089,673)
Net (decrease) increase in short-term borrowings	(41,500,000)	25,600,000
Proceeds from long-term borrowings	5,000,000	5,000,000
Decrease in finance lease obligations	(58,018)	(56,229)
Shares purchased through stock buyback program	(35,380)	0
Dividends paid on preferred stock	(28,125)	(31,875)
Dividends paid on common stock	(973,406)	(905,897)
Net cash (used in) provided by financing activities	(64,095,178)	7,303,228

Net decrease in cash and cash equivalents	(82,128,480)	(4,518,116)
Cash and cash equivalents:
Beginning	110,940,202	20,434,513
Ending	$28,811,722	$15,916,397

Supplemental Schedule of Cash Paid During the Period:
Interest	$7,002,099	$4,301,025

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain (loss) on securities AFS	$3,006,141	($1,908,870)

Additions to operating lease liabilities	$115,204	$0

Investment in limited partnerships, not yet paid	$4,356,000	$0

Common Shares Dividends Paid:
Dividends declared	$1,343,515	$1,268,320
Increase in dividends payable attributable to dividends declared	(6,570)	(1,972)
Dividends reinvested	(363,539)	(360,451)
Total dividends paid	$973,406	$905,897

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Consolidation and Certain Definitions

Basis of Presentation and Consolidation. The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial condition and results of operations of the Company and its subsidiary, Community National Bank (the Bank), contained herein have been made. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, contained in the Company's Annual Report on Form 10-K. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for any other interim period or for the full annual period ending December 31, 2025.

The Company is considered a “smaller reporting company” and a “non-accelerated filer” under the disclosure rules of the SEC. Accordingly, the Company has elected to provide smaller reporting company scaled disclosures where management deems it appropriate, and to provide its audited consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two year, rather than a three year, period is considered a “smaller reporting company” under the disclosure rules of the SEC, as amended in 2018.

In addition to the definitions provided elsewhere in this quarterly report, the definitions, acronyms and abbreviations identified below are used throughout this report, including in Part I. “Financial Information” and Part II. “Other Information” and are intended to aid the reader and provide a reference page when reviewing this report.

ABS:	Asset backed security	FASB:	Financial Accounting Standards Board
ACL:	Allowance for Credit Losses	FDIC:	Federal Deposit Insurance Corporation
AFS:	Available-for-sale	FDICIA:	Federal Deposit Insurance Corporation
Agency MBS:	MBS issued by a US government agency		Improvement Act of 1991
	or GSE	FHLBB:	Federal Home Loan Bank of Boston
ALCO:	Asset Liability Committee	FHLMC:	Federal Home Loan Mortgage Corporation
AOCI:	Accumulated other comprehensive income	FOMC:	Federal Open Market Committee
ASC:	Accounting Standards Codification	FRB:	Federal Reserve Board
ASU:	Accounting Standards Update	FRBB:	Federal Reserve Bank of Boston
Bancorp:	Community Bancorp.	GAAP:	Generally Accepted Accounting Principles
Bank:	Community National Bank		in the United States
BHG:	Bankers Healthcare Group	GSE:	Government sponsored enterprise
BIC:	Borrower-in-Custody	HTM:	Held-to-maturity
Board:	Board of Directors	ICS:	Insured Cash Sweeps of the IntraFi Network
BOLI:	Bank owned life insurance	IRS:	Internal Revenue Service
bp or bps:	Basis point(s)	JNE:	Jobs for New England
BTFP:	Bank Term Funding Program	Jr:	Junior
CDARS:	Certificate of Deposit Accounts Registry	MBS:	Mortgage-backed security
	Service of the IntraFi Network	MSRs:	Mortgage servicing rights
CDs:	Certificates of deposit	NII:	Net interest income
CECL:	Current Expected Credit Loss	OAS:	Other amortizing security
CFSG:	Community Financial Services Group, LLC	OBS:	Off-balance sheet
CFS Partners:	Community Financial Services Partners,	OCI:	Other comprehensive income (loss)
	LLC	OREO:	Other real estate owned
CME:	CME Group Benchmark Administration Ltd.	OTTI:	Other-than-temporary impairment
CMO:	Collateralized Mortgage Obligations	PMI:	Private mortgage insurance
Company:	Community Bancorp. and Subsidiary	PPP:	Paycheck Protection Program
CRE:	Commercial Real Estate	RD:	USDA Rural Development
DCF:	Discounted cash flow	SBA:	U.S. Small Business Administration
DDA or DDAs:	Demand Deposit Account(s)	SEC:	U.S. Securities and Exchange Commission
DTC:	Depository Trust Company	SOFR:	Secured Overnight Financing Rate
DRIP:	Dividend Reinvestment Plan	USDA:	U.S. Department of Agriculture
Exchange Act:	Securities Exchange Act of 1934	VA:	U.S. Veterans Administration

Note 2. Recent Accounting Developments

In December 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disclosure in the notes to financial statements of specified information about certain costs and expenses. Public business entities must disclose the amount of employee compensation, depreciation, and intangible asset amortization. A qualitative description of the amounts remaining in relevant expense captions must be disclosed if not disaggregated quantitatively. The ASU is effective for annual periods beginning after December 15, 2026. Management is reviewing the ASU but does not expect that it will have a material effect on the Company’s consolidated financial statements.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended March 31,	2025	2024

Net income, as reported	$3,525,455	$2,822,901
Less: dividends to preferred shareholders	28,125	31,875
Net income available to common shareholders	$3,497,330	$2,791,026
Weighted average number of common shares used in calculating earnings per share	5,605,278	5,521,509
Earnings per common share	$0.62	$0.51

Note 4. Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2025
U.S. GSE debt securities	$12,000,000	$0	$847,677	$11,152,323
U.S. Government securities	22,063,135	0	586,879	21,476,256
Taxable Municipal securities	300,000	0	45,232	254,768
Tax-exempt Municipal securities	10,757,668	36,597	752,164	10,042,101
Agency MBS	131,612,017	233,856	14,823,118	117,022,755
ABS and OAS	1,912,338	0	99,378	1,812,960
CMO	6,109,654	0	60,938	6,048,716
Other investments	496,000	0	19,585	476,415
Total	$185,250,812	$270,453	$17,234,971	$168,286,294

December 31, 2024
U.S. GSE debt securities	$12,000,000	$0	$1,036,485	$10,963,515
U.S. Government securities	27,579,709	0	824,566	26,755,143
Taxable Municipal securities	300,000	0	52,255	247,745
Tax-exempt Municipal securities	10,772,633	79,789	614,169	10,238,253
Agency MBS	119,522,274	130,900	17,396,937	102,256,237
ABS and OAS	2,098,461	0	140,696	1,957,765
CMO	6,899,002	0	93,467	6,805,535
Other investments	496,000	0	22,773	473,227
Total	$179,668,079	$210,689	$20,181,348	$159,697,420

The Company had investments in Agency MBS exceeding 10% of shareholders’ equity with a book value of $131.6 million and $119.5 million, respectively, and a fair value of $117.0 million and $102.3 million, respectively, as of March 31, 2025 and December 31, 2024.

Investment securities pledged as collateral for repurchase agreements consisted of certain U.S. GSE debt securities, Agency MBS, ABS and OAS, and CMO.  These repurchase agreements mature daily.  The aggregate amortized cost and fair value of these pledged investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

March 31, 2025	$64,092,467	$56,097,212
December 31, 2024	61,463,021	52,603,659

Investment securities pledged as collateral for BTFP borrowings as of December 31, 2024, consisted of U.S. Government securities and U.S. GSE debt securities. The aggregate amortized cost and fair value of these pledged investments were as follows:

	Amortized	Fair
	Cost	Value

December 31, 2024	$58,548,143	$52,695,867

There were no investment securities pledged as collateral for BTFP borrowings as of March 31, 2025, all of which matured and were repaid during the first quarter of 2025.

There were no sales of debt securities during the first three months of 2025 or 2024.

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
March 31, 2025
Due in one year or less	$16,945,242	$16,741,136
Due from one to five years	23,664,470	22,457,319
Due from five to ten years	1,815,947	1,553,895
Due after ten years	11,213,136	10,511,189
Agency MBS	131,612,017	117,022,755
Total	$185,250,812	$168,286,294

December 31, 2024
Due in one year or less	$20,265,651	$20,002,880
Due from one to five years	26,774,356	25,165,820
Due from five to ten years	1,300,000	1,070,473
Due after ten years	11,805,798	11,202,010
Agency MBS	119,522,274	102,256,237
Total	$179,668,079	$159,697,420

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
March 31, 2025
U.S. GSE debt securities	$0	$0	$11,152,323	$847,677	11	$11,152,323	$847,677
U.S. Government securities	0	0	21,476,256	586,879	36	21,476,256	586,879
Taxable Municipal securities	0	0	254,768	45,232	1	254,768	45,232
Tax-exempt Municipal securities	3,444,070	91,402	4,383,306	660,762	17	7,827,376	752,164
Agency MBS	12,888,624	40,536	91,299,740	14,782,582	121	104,188,364	14,823,118
ABS and OAS	0	0	1,812,960	99,378	4	1,812,960	99,378
CMO	0	0	6,048,716	60,938	7	6,048,716	60,938
Other investments	0	0	476,415	19,585	2	476,415	19,585
Total	$16,332,694	$131,938	$136,904,484	$17,103,033	199	$153,237,178	$17,234,971

December 31, 2024
U.S. GSE debt securities	$0	$0	$10,963,515	$1,036,485	11	$10,963,515	$1,036,485
U.S. Government securities	0	0	26,755,143	824,566	41	26,755,143	824,566
Taxable Municipal securities	0	0	247,745	52,255	1	247,745	52,255
Tax-exempt Municipal securities	3,043,981	37,705	3,945,428	576,464	15	6,989,409	614,169
Agency MBS	2,480,313	27,200	91,208,171	17,369,737	118	93,688,484	17,396,937
ABS and OAS	0	0	1,957,765	140,696	4	1,957,765	140,696
CMO	0	0	6,805,535	93,467	7	6,805,535	93,467
Other investments	0	0	473,227	22,773	2	473,227	22,773
Total	$5,524,294	$64,905	$142,356,529	$20,116,443	199	$147,880,823	$20,181,348

As of March 31, 2025 and December 31, 2024, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell, any of the debt securities AFS in an unrealized loss position as of such dates prior to recovery and determined that no individual debt securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company has determined that the unrealized losses as of the balance sheet dates were primarily attributed to increases in market interest rates since these securities were purchased under other market conditions. Accordingly, there was no ACL on AFS debt securities as of March 31, 2025, or December 31, 2024.

Accrued interest receivable on AFS debt securities which totaled $480,617 and $509,429 on March 31, 2025, and December 31, 2024, respectively, was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Note 5. Loans, Allowance for Credit Losses, Credit Quality and Off-Balance Sheet Credit Exposures

The composition of net loans as of the balance sheet dates was as follows:

	March 31, 2025		December 31, 2024

Commercial & industrial	$121,440,240	12.92%	$124,055,652	13.37%
Purchased (1)	7,242,149	0.77%	7,808,877	0.84%
Commercial real estate	476,717,274	50.70%	472,152,857	50.88%
Municipal	70,443,310	7.49%	67,087,399	7.23%
Residential real estate - 1st lien	225,310,894	23.96%	218,090,893	23.50%
Residential real estate - Jr lien	36,046,547	3.83%	35,691,181	3.85%
Consumer	3,073,787	0.33%	3,053,946	0.33%
Total loans	940,274,201	100.00%	927,940,805	100.00%

ACL	(10,173,926)		(9,810,212)
Deferred net loan costs	677,645		648,695
Net loans	$930,777,920		$918,779,288

(1)

As of March 31, 2025, purchased loans consisted of $3.7 million in commercial loans and $3.5 million in consumer loans, compared to $4.0 million and $3.8 million, respectively, as of December 31, 2024.

The Company did not purchase any loans during the three months ended March 31, 2025.

Accrued interest receivable on loans totaled $4.9 million and $3.8 million as of March 31, 2025, and December 31, 2024, respectively, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Credit loss expense

Three Months Ended March 31,	2025	2024

Credit loss expense - loans	$418,874	$317,799
Credit loss reversal - OBS credit exposure	(93,820)	(4,220)
Credit loss expense	$325,054	$313,579

The following tables present the activity in the ACL on loans for the periods presented.

For the three months ended March 31, 2025

	Balance			Credit Loss	Balance
	December 31,			Expense	March 31,
	2024	Charge-offs	Recoveries	(Reversal)	2025

Commercial & Industrial	$727,488	$(38,872)	$8,291	$6,329	$703,236
Purchased	22,415	0	0	(1,880)	20,535
Commercial Real Estate	6,487,700	0	0	(78,197)	6,409,503
Municipal	167,719	0	0	8,390	176,109
Residential Real Estate - 1st Lien	2,087,034	(266)	0	438,102	2,524,870
Residential Real Estate - Jr Lien	291,239	0	0	22,337	313,576
Consumer	26,617	(28,120)	3,807	23,793	26,097
Totals	$9,810,212	$(67,258)	$12,098	$418,874	$10,173,926

For the year ended December 31, 2024

	Balance			Credit Loss	Balance
	December 31,			Expense	December 31,
	2023	Charge-offs	Recoveries	(Reversal)	2024

Commercial & Industrial	$1,100,688	$(1,263,015)	$163,743	$726,072	$727,488
Purchased	37,065	0	0	(14,650)	22,415
Commercial Real Estate	5,522,082	(126,393)	13,718	1,078,293	6,487,700
Municipal	136,167	0	0	31,552	167,719
Residential Real Estate - 1st Lien	2,590,926	0	1,386	(505,278)	2,087,034
Residential Real Estate - Jr Lien	431,007	0	15,538	(155,306)	291,239
Consumer	24,790	(92,266)	19,169	74,924	26,617
Totals	$9,842,725	$(1,481,674)	$213,554	$1,235,607	$9,810,212

For the three months ended March 31, 2024

	Balance			Credit Loss	Balance
	December 31,			Expense	March 31,
	2023	Charge-offs	Recoveries	(Reversal)	2024

Commercial & Industrial	$1,100,688	$(137,684)	$12,315	$103,637	$1,078,956
Purchased	37,065	0	0	(1,442)	35,623
Commercial Real Estate	5,522,082	0	0	208,450	5,730,532
Municipal	136,167	0	0	6,154	142,321
Residential Real Estate - 1st Lien	2,590,926	0	0	(16,585)	2,574,341
Residential Real Estate - Jr Lien	431,007	0	1,209	10,178	442,394
Consumer	24,790	(12,818)	4,222	7,407	23,601
Totals	$9,842,725	$(150,502)	$17,746	$317,799	$10,027,768

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

The risk ratings within the loan portfolio by loan segment and origination year, were as follows:

As of March 31, 2025							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
	(Dollars in Thousands)
Commercial & Industrial:
Pass	$3,326	$23,528	$12,222	$13,915	$7,358	$6,961	$44,617	$0	$111,927
Special mention	0	0	0	0	121	0	751	0	872
Substandard/Doubtful	0	62	342	4,221	552	1,839	1,625	0	8,641
Total	$3,326	$23,590	$12,564	$18,136	$8,031	$8,800	$46,993	$0	$121,440

Purchased:
Pass	$0	$0	$3,761	$78	$861	$2,542	$0	$0	$7,242
Total	$0	$0	$3,761	$78	$861	$2,542	$0	$0	$7,242

Commercial real estate:
Pass	$12,180	$57,840	$66,437	$93,592	$33,514	$136,234	$64,524	$0	$464,321
Special mention	0	0	0	0	1,398	5,620	0	0	7,018
Substandard/Doubtful	0	0	0	0	580	4,798	0	0	5,378
Total	$12,180	$57,840	$66,437	$93,592	$35,492	$146,652	$64,524	$0	$476,717

Municipal:
Pass	$3,654	$34,664	$155	$453	$2,844	$12,570	$16,103	$0	$70,443
Total	$3,654	$34,664	$155	$453	$2,844	$12,570	$16,103	$0	$70,443

Residential real estate - 1st lien:
Pass	$12,880	$28,178	$28,916	$33,888	$36,898	$78,913	$2,607	$0	$222,280
Special mention	0	0	158	0	0	310	0	0	468
Substandard/Doubtful	0	0	202	298	123	1,940	0	0	2,563
Total	$12,880	$28,178	$29,276	$34,186	$37,021	$81,163	$2,607	$0	$225,311

Residential real estate - Jr lien:
Pass	$1,028	$3,777	$1,674	$1,557	$297	$1,644	$24,365	$1,614	$35,956
Special mention	0	70	0	0	0	0	0	0	70
Substandard/Doubtful	0	0	0	0	0	21	0	0	21
Total	$1,028	$3,847	$1,674	$1,557	$297	$1,665	$24,365	$1,614	$36,047

Consumer
Pass	$479	$1,263	$678	$332	$155	$167	$0	$0	$3,074
Total	$479	$1,263	$678	$332	$155	$167	$0	$0	$3,074

Total Loans	$33,547	$149,382	$114,545	$148,334	$84,701	$253,559	$154,592	$1,614	$940,274

As of March 31, 2025, there were no Special mention loans or Substandard/Doubtful loans within the Purchased, Municipal, and Consumer loan segments.

As of December 31, 2024
							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
	(Dollars in Thousands)
Commercial & Industrial:
Pass	$24,900	$12,876	$14,797	$9,402	$1,696	$6,016	$44,079	$0	$113,766
Special mention	0	50	34	148	0	0	1,302	0	1,534
Substandard/Doubtful	0	298	1,275	563	294	1,613	4,713	0	8,756
Total	$24,900	$13,224	$16,106	$10,113	$1,990	$7,629	$50,094	$0	$124,056

Purchased:
Pass	$0	$4,100	$81	$900	$1,012	$1,716	$0	$0	$7,809
Total	$0	$4,100	$81	$900	$1,012	$1,716	$0	$0	$7,809

Commercial real estate:
Pass	$54,938	$69,509	$90,849	$33,881	$36,087	$104,272	$70,076	$0	$459,612
Special mention	0	0	0	1,536	4,741	786	0	0	7,063
Substandard/Doubtful	0	0	0	603	2,896	1,979	0	0	5,478
Total	$54,938	$69,509	$90,849	$36,020	$43,724	$107,037	$70,076	$0	$472,153

Municipal:
Pass	$34,769	$180	$458	$2,858	$3,696	$9,137	$15,989	$0	$67,087
Total	$34,769	$180	$458	$2,858	$3,696	$9,137	$15,989	$0	$67,087

Residential real estate - 1st lien:
Pass	$28,738	$29,761	$35,389	$37,294	$29,691	$51,876	$2,593	$0	$215,342
Special mention	0	161	0	0	0	212	0	0	373
Substandard/Doubtful	0	0	299	123	1,774	180	0	0	2,376
Total	$28,738	$29,922	$35,688	$37,417	$31,465	$52,268	$2,593	$0	$218,091

Residential real estate - Jr lien:
Pass	$3,990	$1,765	$1,845	$301	$526	$1,173	$24,556	$1,512	$35,668
Substandard/Doubtful	0	0	0	0	0	23	0	0	23
Total	$3,990	$1,765	$1,845	$301	$526	$1,196	$24,556	$1,512	$35,691

Consumer
Pass	$1,466	$764	$442	$188	$75	$119	$0	$0	$3,054
Total	$1,466	$764	$442	$188	$75	$119	$0	$0	$3,054

Total Loans	$148,801	$119,464	$145,469	$87,797	$82,488	$179,102	$163,308	$1,512	$927,941

As of December 31, 2024, there were (i) no Special mention loans within the Purchased, Municipal, Residential real estate Jr lien and Consumer loan segments, and (ii) no Substandard/Doubtful loans within the Purchased, Municipal and Consumer loan segments.

Gross charge-offs, by loan segment and origination year, were as follows:

For the three months ended March 31, 2025	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(Dollars in Thousands)
Current period gross charge-offs
Commercial & Industrial	$0	$35	$0	$0	$0	$4	$39
Consumer	0	3	0	2	0	23	28
Total current period gross charge-offs	$0	$38	$0	$2	$0	$27	$67

For the three months ended March 31, 2025, there were no current period gross charge-offs within the Purchased, CRE, Municipal, Residential real estate 1st lien and Residential real estate Jr lien loan segments.

For the year ended December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(Dollars in Thousands)
Current period gross charge-offs
Commercial & Industrial	$0	$14	$0	$5	$0	$1,244	$1,263
Commercial real estate	0	0	0	0	45	81	126
Consumer	1	30	3	3	0	56	93
Total current period gross charge-offs	$1	$44	$3	$8	$45	$1,381	$1,482

For the year ended, December 31, 2024, there were no current period gross charge-offs within the Purchased, Municipal, Residential real estate 1st lien and Residential real estate Jr lien loan segments.

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of the dates presented.  There were no nonaccrual loans with an ACL as of March 31, 2025, or December 31, 2024.

		90 Days or
	Total	More and
March 31, 2025	Nonaccrual	Accruing

Commercial & industrial	$6,448,129	$0
Commercial real estate	1,730,385	0
Residential real estate - 1st lien	707,954	493,593
Residential real estate - Jr lien	21,314	0
Totals	$8,907,782	$493,593

December 31, 2024

Commercial & industrial	$6,365,276	$0
Commercial real estate	1,196,838	0
Residential real estate - 1st lien	752,850	806,325
Residential real estate - Jr lien	23,202	0
Totals	$8,338,166	$806,325

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

		90 Days	Total
March 31, 2025	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$50,000	$1,349,303	$1,399,303	$120,040,937	$121,440,240
Purchased	0	0	0	7,242,149	7,242,149
Commercial real estate	761,326	25,050	786,376	475,930,898	476,717,274
Municipal	0	0	0	70,443,310	70,443,310
Residential real estate - 1st lien	1,643,518	993,287	2,636,805	222,674,089	225,310,894
Residential real estate - Jr lien	146,515	0	146,515	35,900,032	36,046,547
Consumer	15,735	0	15,735	3,058,052	3,073,787
Totals	$2,617,094	$2,367,640	$4,984,734	$935,289,467	$940,274,201

December 31, 2024

Commercial & industrial	$249,577	$1,286,921	$1,536,498	$122,519,154	$124,055,652
Purchased	0	0	0	7,808,877	7,808,877
Commercial real estate	711,925	25,050	736,975	471,415,882	472,152,857
Municipal	0	0	0	67,087,399	67,087,399
Residential real estate - 1st lien	2,471,244	1,306,019	3,777,263	214,313,630	218,090,893
Residential real estate - Jr lien	88,514	0	88,514	35,602,667	35,691,181
Consumer	13,151	0	13,151	3,040,795	3,053,946
Totals	$3,534,411	$2,617,990	$6,152,401	$921,788,404	$927,940,805

For all loan segments, loans over 30 days past due are considered delinquent.

The following table presents the amortized cost basis of collateral-dependent loans (e.g. repayment expected through underlying collateral, no other expected sources of repayment) as of the balance sheet dates, by collateral type:

	Business
	Assets (1)	Real Estate
March 31, 2025
Commercial & industrial	$62,382	$0
Residential real estate - 1st lien	0	584,263
Totals	$62,382	$584,263

December 31, 2024
Residential real estate - 1st lien	$0	$593,678
Totals	$0	$593,678

(1) Including, but not limited to, inventory, equipment, and accounts receivable, but excluding real estate.

Residential real estate loans in process of foreclosure comprised of one loan in the amount of $88,780 as of March 31, 2025, and December 31, 2024.

Allowance for credit losses

Credit losses are charged against the allowance when management believes that future payments of a loan balance are unlikely. Subsequent recoveries, if any, are credited to the allowance. Unsecured loans are charged off when they become uncollectible and no later than 120 days past due. Unsecured loans to customers who subsequently file bankruptcy, are charged off within 30 days of receipt of the notification of filing or by the end of the month in which the loans become 120 days past due, whichever occurs first. For secured loans, both residential and commercial, the potential loss on these loans is carried as a loan loss reserve specific allocation; the loss portion is charged off when collection of the full loan appears unlikely. The unsecured portion of a real estate loan is that portion of the loan exceeding the "fair value" of the collateral less the estimated cost to sell. The value of the collateral is determined in accordance with the Company’s appraisal policy. The unsecured portion of a real estate secured loan is charged off by the end of the month in which the loan becomes 180 days past due.

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

As of December 31, 2024 and 2023, the primary macroeconomic drivers used within the DCF model included forecasts of civilian unemployment and changes in national gross domestic product (GDP).  Management monitors and assesses its macroeconomic drivers at least annually (generally in the fourth quarter, or more frequently as circumstances warrant) to determine whether they continue to be the most predictive indicator of losses within the Company's loan portfolio, and these macroeconomic drivers may change from time to time.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources, which may include, but are not limited to, the FOMC forecast and other publicly available forecasts from well recognized, leading economists or firms. The Company's reasonable and supportable forecast period generally ranges from one to three years, depending on the facts and circumstances of the current state of the economy, portfolio segment, and management's judgment of what can be reasonably supported. The model reversion period generally ranges from one to six years, and it also depends on the current state of the economy and management's judgments of such. Management monitors and assesses the forecast and reversion period at least annually, or more frequently as circumstances warrant.  The Company used a one-year forecast and reversion period to calculate the ACL on loans as of March 31, 2025 and 2024.

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

Qualitative factors are also applied to include the levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of CRE loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. During the fourth quarter of 2024, after review and analysis, management adjusted the qualitative factors for credit management oversight in all loan segments, reflecting certain personnel changes at the Company, including the retirement of the current Chief Executive Officer and the former Chief Lending Officer (CLO) taking on the combined role of President & Chief Executive Officer, with the senior team overseeing credit and lending being new in their roles. Also during the fourth quarter of 2024, the qualitative factors for criticized and classified loans in the commercial and industrial and CRE portfolios were adjusted to reflect recent trends and the qualitative factors for external factors, exceptions, and delinquency and non-performing loans in the consumer portfolio were adjusted to improve a low coverage ratio discovered during backtesting. Management’s review of the ACL during the first quarter of 2025 resulted in increases in the risk status of qualitative factors to reflect increasing trends in volume and exceptions in the residential loan portfolio as well as factors related to delinquencies and non-performing loans to reflect the uncertainty as to how and when inflation or a recession will, or could, affect our customers’ ability to pay.

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

Commercial Real Estate – Loans in this segment are principally made to businesses and are generally secured by either owner-occupied, or non-owner occupied CRE. A relatively small portion of this segment includes farm loans secured by farmland and buildings. As with commercial and industrial loans, repayment of owner-occupied CRE loans is expected from the cash flows of the business and the segment would be impacted by the same risk factors as commercial and industrial loans. The non-owner occupied CRE portion includes both residential and commercial construction loans, vacant land and real estate development loans, multi-family dwelling loans and commercial rental property loans. Repayment of construction loans is expected from permanent financing takeout; the Company generally requires commitment or eligibility for the take-out financing prior to construction loan origination. Real estate development loans are generally repaid from the sale of the subject real property as the project progresses. Construction and development lending entail additional risks, including the project exceeding budget, not being constructed according to plans, not receiving permits, or the pre-leasing or occupancy rate not meeting expectations. Repayment of multi-family loans and commercial rental property loans is expected from the cash flow generated by rental payments received from the individuals or businesses occupying the real estate. CRE loans are impacted by factors such as competitive market forces, vacancy rates, cap rates, net operating incomes, lease renewals and overall economic demand. In addition, loans in the recreational and tourism sector can be affected by weather conditions, such as unseasonably low winter snowfalls. CRE lending also carries a higher degree of environmental risk than other real estate lending.

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

There were no loan modifications during the first three months of 2025 or 2024.

As of March 31, 2025, the Company was not committed to lend additional amounts to borrowers experiencing financial difficulty whose loans were previously modified.

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that have been modified to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified during the last twelve months.

			Past Due
		30-89 Days	90 Days
	Current	Past Due	or More

Commercial & Industrial	$1,714,151	$0	$0

There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted during the three months ended March 31, 2025. Loans are considered defaulted at 90 days past due.

Allowance for Credit Losses on OBS Credit Exposures

In the ordinary course of business, the Company enters into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded as loans when they are funded.

The Company estimates expected credit losses on OBS credit exposures over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on OBS credit exposures is adjusted through credit loss expense. To appropriately measure expected credit losses, management disaggregates the loan portfolio into similar risk characteristics, identical to those determined for the loan portfolio. An estimated funding rate is then applied to the qualifying unfunded loan commitments and letters of credit using the Company's own historical experience to estimate the expected funded amount for each loan segment as of the reporting date. Once the expected funded amount for each loan segment is determined, the loss rate, which is the calculated expected loan loss as a percentage of the amortized cost basis for each loan segment, is applied to calculate the ACL on OBS credit exposures as of the reporting date. The ACL on OBS credit exposures is presented within accrued interest and other liabilities on the consolidated balance sheets. As of March 31, 2025, and December 31, 2024, the ACL on OBS credit exposures totaled $610,155 and $703,975, respectively.

Note 6. Goodwill and Other Intangible Assets

As a result of a merger with LyndonBank on December 31, 2007, the Company recorded goodwill amounting to $11,574,269. Goodwill is not amortizable and is not deductible for tax purposes.

As of December 31, 2024, the most recent evaluation, management concluded that no impairment existed. Management evaluates its goodwill intangible for impairment at least annually, or more frequently as circumstances warrant.

Note 7. Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

Three Months Ended March 31,	2025

Balance at beginning of year	$704,488
MSRs capitalized	2,564
MSRs amortized	(30,996)
Change in valuation allowance	0
Balance at end of period	$676,056

Year Ended December 31,	2024

Balance at beginning of year	$787,013
MSRs capitalized	42,551
MSRs amortized	(125,076)
Change in valuation allowance	0
Balance at end of period	$704,488

Note 8. Fair Value

Certain assets and liabilities are recorded at fair value to provide additional insight into the Company’s quality of earnings and comprehensive income. The fair values of some of these assets and liabilities are measured on a recurring basis while others are measured on a non-recurring basis, with the determination based upon applicable existing accounting pronouncements. For example, securities AFS are recorded at fair value on a recurring basis. Other assets, such as MSRs, loans held-for-sale, individually analyzed loans with a related allowance that are collateral dependent, and OREO are recorded at fair value on a non-recurring basis using the lower of cost or market methodology to determine impairment of individual assets. The Company groups assets and liabilities which are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. The level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest). A brief description of each level follows.

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury and other U.S. Government debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes MSRs, individually analyzed loans with a related allowance that are collateral dependent, loans held-for-sale, and OREO.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below.  There were no Level 3 assets or liabilities measured on a recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between Levels during either of the periods presented for 2025 or 2024.

	March 31,	December 31,
Assets: (market approach)	2025	2024

Level 1
U.S. Government securities	$21,476,256	$26,755,143

Level 2
U.S. GSE debt securities	$11,152,323	$10,963,515
Taxable Municipal securities	254,768	247,745
Tax-exempt Municipal securities	10,042,101	10,238,253
Agency MBS	117,022,755	102,256,237
ABS and OAS	1,812,960	1,957,765
CMO	6,048,716	6,805,535
Other investments	476,415	473,227
Level 2 Total	$146,810,038	$132,942,277

Grand Total	$168,286,294	$159,697,420

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following table includes assets measured at fair value on a non-recurring basis that have had a fair value adjustment since their initial recognition. Individually analyzed loans measured at fair value only include those loans with a partial write-down or with a related specific ACL and are presented net of the specific allowances as disclosed in Note 5. Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy level, are summarized below. There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between levels during either of the periods presented for 2025 or 2024.

	March 31,	December 31,
Level 2	2025	2024
Assets: (market approach)
Individually analyzed loans, net of related allowance	$62,382	$0
Loans held-for-sale	492,500	0
MSRs (1)	676,056	704,488

(1) Represents MSRs at lower of cost or fair value.

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether recognized in the balance sheet, if the fair values can be reasonably determined. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques using observable inputs when available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, fair value estimates may not be realized in an immediate settlement of the instrument. Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company's financial instruments as of the balance sheet dates were as follows:

March 31, 2025		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$28,812	$28,812	$0	$0	$28,812
Debt securities AFS	168,286	21,476	146,810	0	168,286
Restricted equity securities	2,770	0	2,770	0	2,770
Loans and loans held-for-sale, net of ACL
Commercial & industrial	120,731	0	62	118,964	119,026
Purchased	7,221	0	0	6,977	6,977
Commercial real estate	470,291	0	0	450,386	450,386
Municipal	70,267	0	0	68,171	68,171
Residential real estate - 1st lien	223,979	0	0	210,665	210,665
Residential real estate - Jr lien	35,733	0	0	35,273	35,273
Consumer	3,048	0	0	3,080	3,080
MSRs (1)	676	0	1,132	0	1,132
Accrued interest receivable	5,476	0	5,476	0	5,476

Financial liabilities:
Deposits
Other deposits	965,668	0	964,589	0	964,589
Brokered deposits	13,988	0	14,051	0	14,051
Long-term advances	36,100	0	36,170	0	36,170
Repurchase agreements	44,433	0	44,433	0	44,433
Operating lease obligations	441	0	441	0	441
Finance lease obligations	3,140	0	3,140	0	3,140
Subordinated debentures	12,887	0	12,753	0	12,753
Accrued interest payable	493	0	493	0	493

(1) Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

December 31, 2024		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$110,940	$110,940	$0	$0	$110,940
Debt securities AFS	159,697	26,755	132,942	0	159,697
Restricted equity securities	2,629	0	2,629	0	2,629
Loans and loans held-for-sale, net of ACL
Commercial & industrial	123,320	0	0	120,746	120,746
Purchased	7,787	0	0	7,488	7,488
Commercial real estate	465,643	0	0	442,059	442,059
Municipal	66,919	0	0	64,702	64,702
Residential real estate - 1st lien	216,683	0	0	202,531	202,531
Residential real estate - Jr lien	35,400	0	0	34,923	34,923
Consumer	3,027	0	0	3,055	3,055
MSRs (1)	704	0	1,165	0	1,165
Accrued interest receivable	4,472	0	4,472	0	4,472

Financial liabilities:
Deposits
Other deposits	987,832	0	986,544	0	986,544
Brokered deposits	13,813	0	13,899	0	13,899
Short-term advances	41,500	0	41,505	0	41,505
Long-term advances	31,100	0	31,104	0	31,104
Repurchase agreements	48,944	0	48,944	0	48,944
Operating lease obligations	371	0	371	0	371
Finance lease obligations	3,198	0	3,198	0	3,198
Subordinated debentures	12,887	0	12,750	0	12,750
Accrued interest payable	2,409	0	2,409	0	2,409

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

Note 10. Subsequent Events

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP. On March 19, 2025, the Company’s Board declared a cash dividend of $0.24 per common share, payable May 1, 2025, to shareholders of record as of April 15, 2025. This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Period Ended March 31, 2025

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly owned subsidiary, Community National Bank, as of March 31, 2025 and December 31, 2024, and its consolidated results of operations for the three-month interim period and one year period presented. The Company is considered a “smaller reporting company” and a “non-accelerated filer” under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two-year, rather than a three-year, period and provide certain other smaller reporting company scaled disclosures where management deems it appropriate.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2024 Annual Report on Form 10-K filed with the SEC. Please refer to Note 1 in the accompanying consolidated financial statements for a listing of acronyms and defined terms used throughout the following discussion.

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

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities:

•	interest rates change in such a way as to negatively affect loan demand, the local economy or the Company's net income, asset valuations or margins;
•	general economic or business conditions, either internationally (including due to changing tariff policies), nationally, regionally or locally, deteriorate, resulting in a decline in credit quality or a diminished demand for the Company's products and services;
•	the impact of inflation and slowing economic growth on the Company’s customers and on its financial results and performance;
•	the effect of United States monetary and fiscal policies, including deficit spending and the interest rate policies of the FRB and its regulation of the money supply;
•	changes in applicable accounting policies, practices and standards;
•	the geographic concentration of the Company’s loan portfolio and deposit base;
•	reductions in deposit levels, which necessitate increased borrowings to fund loans and sale of investment securities;
•	increases in the level of nonperforming assets and charge-offs;
•	changes in federal or state tax laws or policy;
•	changes in laws or government rules, including the rules of the federal Consumer Financial Protection Bureau, or the way in which courts or government agencies interpret or implement those laws or rules, increase our costs of doing business, causing us to limit or change our product offerings or pricing, or otherwise adversely affect the Company's business;
•	regulatory responses to high profile bank failures increase our costs of operation, including through regulatory compliance changes and higher FDIC deposit insurance assessments to replenish the Bank Insurance Fund (BIF);
•	competitive pressures increase among financial service providers in the Company's northern New England market area or in the financial services industry generally, including competitive pressures from non-bank lenders, payment systems and other financial service providers, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems;

•	cybersecurity risks, including risks to our vendors, could adversely affect the Company’s business, financial performance or reputation and could result in financial liability for losses incurred by customers or others due to data breaches or other compromise of the Company’s information security systems;
•	higher-than-expected costs are incurred relating to information technology or difficulties arise in implementing technological enhancements;
•	management’s risk management measures may not be completely effective;
•	changes in consumer and business spending, borrowing and savings habits;
•	operational and internal system failures due to changes in normal business practices, including remote working for Company staff;
•	increased cybercrime and payment system risk due to increased usage by customers of online, mobile and other remote banking channels;
•	the ongoing challenges to find qualified workers to maintain a stable workforce;
•	losses due to the fraudulent or negligent conduct of third parties, including the Company’s service providers, customers and employees; and
•	adverse changes in the credit rating of U.S. government debt.

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

OVERVIEW

The Company’s consolidated assets as of March 31, 2025, were $1.19 billion compared to $1.25 billion as of December 31, 2024, a decrease of 4.9%. Changes in the asset base included an increase in loans of $12.3 million, or 1.3%, an increase in investment securities AFS of $8.6 million, or 5.4%, and an increase in cash of $3.5 million, or 35.5%, which more than offset by a decrease in overnight deposits of $85.6 million, or 84.7%. The increase in the loan portfolio was primarily attributable to an increase of $7.6 million in residential first and Jr. lien loans, $4.6 million in CRE loans, and $3.4 million in municipal loans, which was partially offset by a decrease of $3.2 million, collectively, in commercial & industrial and purchased loans. The increase in the investment portfolio was due to the purchase of MBS classified as AFS. The decrease in overnight deposits is partly due to the increase in the loan and investment securities portfolios, as well as reflecting decreases in deposit balances and payoff of BTFP advances that matured during the first quarter of 2025.

Total deposits as of March 31, 2025, were $979.7 million compared to $1.0 billion as of December 31, 2024, a decrease of approximately $22.0 million, or 2.2%. Year to date, time deposits increased $2.5 million, or 1.4% and savings accounts increased $387 thousand, or 0.3%, while interest-bearing demand deposits decreased $17.9 million, or 5.9%, and money market funds decreased $6.8 million, or 4.0%. A decrease in deposit balances is typical in the first and second quarters of the calendar year, due in part to the timing of customers income tax obligations and the spend down of deposited funds by Vermont municipal customers prior to their June 30 fiscal year end. The decrease in borrowed funds was the result of maturities in the BTFP funds.

Total interest income increased approximately $1.7 million, or 13.0%, for the first three months of 2025, compared to the same period in 2024. The growth in the volume of the loan portfolio and origination of loans at higher interest rates, as well as adjustable-rate loans repricing to current market rates, helped to support the year-over-year increase in interest income.

Total interest expense increased $585 thousand, or 13.0%, for the first three months of 2025, compared to the same period in 2024. The higher rate environment put more pressure on competitive deposit pricing, resulting in an increase in the rates paid on the Company’s money market and time deposit accounts. The increase of $1.1 million, or 35.9%, in interest on deposits was partially offset by a decrease of $575 thousand, or 60.8% in interest on borrowed funds due to the decrease in borrowed funds. Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section for more information on the impact that the actions of the FRB’s FOMC in regulating interest rates, and changes in the yield curve, could have on our net interest income.

The credit loss expense for the first three months of 2025 was $325,054 compared to $313,579 for the same period in 2024, resulting in an increase of $11,475, or 3.7%. The current period credit loss expense considers a number of factors, including loan growth and changes in balances of the loan categories within the current portfolio, changes in forecasts, historical loss rate and qualitative factors. During the first quarter of 2025, certain qualitative factors used in the ACL calculation were adjusted to better reflect expected credit losses in the loan portfolio. Please refer to Note 5 of the unaudited consolidated financial statements as well as the ACL and credit loss expense discussion in the Credit Risk section of this MD&A.

Consolidated net income for the first three months of 2025 increased $703 thousand to $3.5 million compared to $2.8 million for the same period in 2024. The $1.1 million increase in net interest income after credit loss expense was a contributing factor to the increase in net income. This change, along with other significant changes in non-interest income and non-interest expense are discussed in the appropriate sections of this MD&A.

Equity capital increased to $102.9 million, with a book value per share of $18.05 as of March 31, 2025, compared to $98.0 million and a book value per share of $17.24 as of December 31, 2024. Please refer to the section of this Management’s Discussion and Analysis titled “LIQUIDITY AND CAPITAL RESOURCES” for a discussion in of the changes in the Company’s equity capital for the three months ended March 31, 2025.

On March 19, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.24 per common share, payable on May 1, 2025, to shareholders of record on April 15, 2025.

As described in more detail below under “LIQUIDITY AND CAPITAL RESOURCES” as of March 31, 2025, the Company’s capital ratios, and those of our subsidiary Bank, were in excess of applicable regulatory requirements.

During the first quarter of 2025, CFS Partners, in which the Company currently holds a one-third ownership interest, agreed to redeem all of the limited liability company membership interest of Guaranty Bancorp, Inc., representing a one-third ownership interest, contingent upon, and just prior to, consummation of the pending merger of Guaranty Bancorp with and into Bar Harbor Bankshares. Under the terms of the redemption agreement, beginning March 1, 2025, Guaranty Bancorp has agreed to forego its distributional interest in CFS Partners through the closing date of the redemption. Accordingly, beginning March 1, 2025, the Company’s share of the profit and loss from the operations of CFS Partners’ sole subsidiary, CFSG, has increased from one-third to one-half. The redemption of Guaranty Bancorp’s membership interest in CFS Partners is expected to occur before year end 2025. The Company does not have a controlling interest in the partnership and will still remain accounting for the investment using the equity method.

Considering recent trade policy developments between Canada and the United States, management is assessing the potential risk to the local economy. Canada is Vermont’s largest international trading partner; many businesses who rely on trade with Canada are now at risk of experiencing increased costs, reduced sales, and a sense of uncertainty about the future. Management is evaluating the impact on the bank’s customers, however the impact on profits for many of these businesses remains uncertain. In light of these challenges, the Company’s own strategic focus will be to safeguard its balance sheet while supporting clients.

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

These policies are described in the Company’s 2024 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. There were no material changes during the first three months of 2025 in the Company’s critical accounting policies.

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

RESULTS OF OPERATIONS

The Company’s net income for the first three months of 2025 was $3.5 million, or $0.62 per common share, compared to $2.8 million, or $0.51 per common share, for the same period in 2024. Core earnings (NII) were $9.4 million for the first three months of 2025 compared to $8.4 million for the same period in 2024. Interest and fees on loans, the major component of interest income, increased $1.5 million, or 13.2% for the first three months of 2025 compared to the same period in 2024. Interest paid on deposits, which is the major component of total interest expense, increased $1.1 million, or 35.9% for the first three months of 2025 compared to the same period in 2024, driven primarily by the increases in the fed funds rate. Interest on borrowed funds decreased $575 thousand, or 60.8%, for the first three months of 2025 compared to the same period in 2024. Market pressures on deposit rates have stabilized and a decrease in wholesale funding has resulted in an improved net interest margin and net interest spread.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized, as well as other equity ratios monitored by management, for the comparison periods presented.

Three Months Ended March 31,	2025	2024

Return on average assets	1.20%	1.03%
Return on average equity	14.35%	12.74%
Dividend payout ratio (1)	38.71%	45.10%
Average equity to average assets	8.38%	8.09%

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

The Company’s tax-exempt interest income of $818,363 and $575,470 for the three months ended March 31, 2025 and 2024, respectively, was derived from loans to local municipalities of $70.4 million and $56.9 million, and tax-exempt municipal investment securities of $10.0 million and $10.4 million as of March 31, 2025 and 2024, respectively.

The following table shows the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

Three Months Ended March 31,	2025	2024

Net interest income as presented	$9,438,324	$8,357,645
Effect of tax-exempt income	217,539	152,973
Net interest income, tax equivalent	$9,655,863	$8,510,618

The following table presents the daily average assets and the daily average liabilities, including the yields on interest-earning assets and interest-bearing liabilities for the comparison periods presented. Interest income (excluding interest on non-accrual loans) is expressed on a tax equivalent basis, both in dollars and as a yield/rate for the comparison periods presented. Net interest income, net interest spread, and net interest margin are also expressed on a tax equivalent basis.

	Three Months Ended March 31,
		2025			2024
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average Assets
Loans, net (1)	$929,855,663	$13,411,196	5.85%	$846,950,757	$11,809,815	5.61%
Taxable investment securities	149,766,292	859,231	2.33%	175,344,669	972,349	2.23%
Tax-exempt investment securities	10,221,261	101,786	4.04%	10,362,046	101,786	3.95%
Sweep and interest-earning accounts	30,281,514	321,948	4.31%	6,458,150	85,933	5.35%
Other investments (2)	2,890,037	47,890	6.72%	2,250,212	42,384	7.58%
Total interest-earning assets	1,123,014,767	$14,742,051	5.32%	$1,041,365,834	$13,012,267	5.03%
Cash and due from banks	10,103,399			9,979,149
Premises and equipment	12,045,058			12,384,217
BOLI	5,325,319			5,239,847
Goodwill	11,574,269			11,574,269
Other assets	27,718,101			21,175,349
Total assets	$1,189,780,913			$1,101,718,665

Average Liabilities and Shareholders' Equity
Interest-bearing transaction accounts	$296,303,191	$1,382,843	1.89%	$288,005,914	$1,368,880	1.91%
Money market funds	166,327,792	1,069,531	2.61%	121,278,322	628,966	2.09%
Savings deposits	142,921,994	28,876	0.08%	150,752,183	31,607	0.08%
Time deposits	189,536,621	1,704,657	3.65%	130,879,679	1,050,719	3.23%
Repurchase agreements	45,903,122	285,959	2.53%	33,422,054	198,892	2.39%
Borrowed funds	32,733,356	352,806	4.37%	77,648,374	926,340	4.80%
Finance lease obligations	3,160,528	18,171	2.30%	3,387,714	19,476	2.30%
Junior subordinated debentures	12,887,000	243,345	7.66%	12,887,000	276,769	8.64%
Total interest-bearing liabilities	889,773,604	$5,086,188	2.32%	818,261,240	$4,501,649	2.21%
Noninterest bearing deposits	190,729,805			189,356,459
Other liabilities	9,608,658			4,957,458
Total liabilities	1,090,112,067			1,012,575,157
Shareholders' equity	99,668,846			89,143,508
Total liabilities and shareholders' equity	$1,189,780,913			$1,101,718,665

Net interest income		$9,655,863			$8,510,618
Net interest spread (3)			3.00%			2.82%
Net interest margin (4)			3.49%			3.29%

(1)

Included in net loans are non-accrual loans with average balances of $8,730,643 and $6,524,051 for the three months ended March 31, 2025 and 2024, respectively. Loans are stated net of unearned discount and ACL, and include loans held-for-sale and tax-exempt loans to local municipalities with average balances of $68,300,830 and $56,602,242 for the three months ended March 31, 2025 and 2024, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $1,824,887 and $1,185,062, respectively, with a dividend rate of approximately 6.96% and 8.56%, respectively, for the three months ended March 31, 2025 and 2024, respectively.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three-month period ended March 31, 2025 increased 7.8% compared to the same period last year, and the average yield on interest-earning assets increased 29 bps.

The average volume of loans increased over the three-month comparison period of 2025 versus 2024 by 9.8%, and the average yield on loans increased 24 bps. Loans accounted for 82.8% of the average interest-earning asset portfolio for the three-month period ended March 31, 2025, compared to 81.3% for the same period last year. Interest earned on the loan portfolio as a percentage of total interest income was 91.0% for the three-month period in 2025 compared to 90.8% for the same period in 2024.

The average volume of the taxable investment portfolio (classified as AFS) decreased 14.6% during the three-month period ended March 31, 2025, compared to the same period last year, while the average yield increased 10 bps between periods. There were purchases of taxable AFS investment securities during the first three months of 2025, however maturities and paydowns on this portfolio in 2024 and into 2025 outweighed purchases during the same time period, accounting for the decrease in average volume year over year.

The average volume of the tax-exempt investment portfolio (classified as AFS) for the three-month period ended March 31, 2025 decreased 0.1% and the tax equivalent yield increased nine bps. There were no tax-exempt bond purchases during the first three months of 2025, accounting for the decrease in average volume in this portfolio.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest-bearing account at the FRBB, increased 368.9% for the three-month period ended March 31, 2025, compared to the same periods in 2024. The average volume grew steadily throughout 2024 with the influx of customer deposit accounts, primarily municipal deposit accounts. The average yield on these funds decreased 104 bps for the three-month period ended March 31, 2025, versus the same period in 2024.

The average volume of interest-bearing liabilities for the three-month period ended March 31, 2025 increased 8.7% compared to the same period in 2024, and the average rate paid on interest-bearing liabilities increased 11 bps.

The average volume of interest-bearing transaction accounts increased 2.9% for the three-month period ended March 31, 2025, compared to the same period in 2024, reflecting moderate growth year over year, while the average rate paid on these accounts decreased two bps between comparison periods. Interest-bearing transaction accounts comprised 33.3% of the average interest-bearing liabilities portfolio for the three-month period ended March 31, 2025, compared to 35.2% for the same period last year. Interest paid on these funds accounted for 27.2% of total interest expense for the three-month period of 2025 compared to 30.4% for the same period in 2024.

The average volume of money market accounts increased 37.2% for the three-month period ended March 31, 2025, compared to the same period in 2024, and the average rate paid on these deposits increased 52 bps. The increase was driven primarily by increases in the average volume of municipal deposit accounts during the third and fourth quarter of 2024.

The average volume of savings accounts decreased 5.2% for the three-month period ended March 31, 2025, compared to the same period in 2024, with no change in the average rate paid on these accounts.

The average volume of time deposits increased 44.8% for the three-month period ended March 31, 2025, compared to the same period in 2024, and the average rate paid increased 42 bps. The increase in both the average volume and average rate paid are attributable to CD promotional rates offered throughout 2024 and into 2025.

The average volume of repurchase agreements increased 37.3% for the three-month period ended March 31, 2025, compared to the same period in 2024, and the average rate paid increased 14 bps between comparison periods.

The Company utilized borrowed funds to fund loan growth and cover deposit outflows during 2023 and into the first and second quarters of 2024, but as deposit accounts began to increase, the need for these funds decreased, accounting for the 57.8% decrease in average volume of borrowed funds during the three-month period ended March 31, 2025, compared to the same period in 2024. The average rate paid on borrowed funds decreased as well by 43 bps for the three-month period ended March 31, 2025, compared to the same period in 2024.

In summary, between the three-month periods ended March 31, 2025 and 2024, the average yield on interest-earning assets increased 29 bps and the average rate paid on interest-bearing liabilities increased 11 bps. Net interest spread increased 18 bps for the three-month period ended March 31, 2025 versus the same period in 2024, and the net interest margin increased 20 bps between comparison periods.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the interim periods presented for 2025 and 2024 resulting from volume changes in daily average assets and daily average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended March 31, 2025
	Compared to
	Three Months Ended March 31, 2024
	Variance	Variance
	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance

Average Interest-Earning Assets

Loans, net	$444,993	$1,156,388	$1,601,381
Taxable investment securities	33,835	(146,953)	(113,118)
Tax-exempt investment securities	1,402	(1,402)	0
Sweep and interest-earning accounts	(80,881)	316,896	236,015
Other investments	(6,552)	12,058	5,506
Total	$392,797	$1,336,987	$1,729,784

Average Interest-Bearing Liabilities

Interest-bearing transaction accounts	$(25,440)	$39,403	$13,963
Money market funds	206,468	234,097	440,565
Savings deposits	(1,186)	(1,545)	(2,731)
Time deposits	182,871	471,067	653,938
Repurchase agreements	12,900	74,167	87,067
Borrowed funds	(89,559)	(483,975)	(573,534)
Finance lease obligations	(17)	(1,288)	(1,305)
Junior subordinated debentures	(33,424)	0	(33,424)
Total	$252,613	$331,926	$584,539

Changes in net interest income	$140,184	$1,005,061	$1,145,245

(1)	Items which have shown a year-to-year increase in volume have variances allocated as follows:
Variance due to rate = Change in rate x new volume
Variance due to volume = Change in volume x old rate
Items which have shown a year-to-year decrease in volume have variances allocated as follows:
Variance due to rate = Change in rate x old volume
Variances due to volume = Change in volume x new rate

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended
	March 31,		Change
	2025	2024	Income	Percent

Service fees	$886,782	$897,920	$(11,138)	-1.24%
Income from sold loans	69,377	79,104	(9,727)	-12.30%
Other income from loans	270,167	254,601	15,566	6.11%
Other income
Income from CFS Partners	249,350	294,327	(44,977)	-15.28%
Other miscellaneous income	102,933	107,955	(5,022)	-4.65%
Total non-interest income	$1,578,609	$1,633,907	$(55,298)	-3.38%

Total non-interest income decreased $55,298, or 3.4%, for the three months ended March 31, 2025, compared to the same period in 2024, with significant changes noted in the following:

•	The volume of loans sold into the secondary market during the first three months of 2025 decreased by $274 thousand compared to the same period last year, accounting for the decrease in income from sold loans year over year.

•	Although loan volume increased during the first three months of 2025, the increase was primarily in the 1 – 4 family residential loan portfolio with moderate growth in the CRE portfolio, generating documentation fees totaling $154 thousand for the first three months of 2025 compared to $175 thousand for the same period in 2024, offset by increases in Commercial LOC annual renewal fees and residential doc fees, accounting for the moderate increase in other income from loans year over year.

•	Income from CFS Partners decreased between periods due to realized losses from an equity portfolio. CFS Partners has a small portion of its equity capital invested in the stock market, and as a result is sensitive to general stock market conditions.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended
	March 31,		Change
	2025	2024	Expense	Percent

Salaries and wages	$2,320,066	$2,458,000	$(137,934)	-5.61%
Employee benefits	1,017,974	899,236	118,738	13.20%
Occupancy expenses, net	781,856	722,503	59,353	8.21%
Other expenses
Charged-off checks	(45,513)	34,056	(79,569)	-233.64%
Outsourcing expense	116,629	140,386	(23,757)	-16.92%
Service contracts - administrative	222,071	182,764	39,307	21.51%
Consultant services	91,749	59,709	32,040	53.66%
FDIC insurance	197,960	156,106	41,854	26.81%
Collection & non-accruing loan expense	2,000	48,000	(46,000)	-95.83%
ATM & debit card expense	181,408	164,606	16,802	10.21%
Other miscellaneous expenses	1,617,412	1,434,778	182,634	12.73%
Total non-interest expense	$6,503,612	$6,300,144	$203,468	3.23%

Total non-interest expense increased $203,468, or 3.2% for the three months ended March 31, 2025, compared to the same period in 2024, with significant changes noted in the following:

•	The decrease in salaries and wages during the first quarter of 2025 reflects changes in senior leadership as well as unfilled positions during the quarter.

•	The increase in employee benefits is attributable to an increase in health insurance claims year over year under the Company’s self-insured health insurance plan.

•	The increase in occupancy expense year over year is primarily due to normal increases in contracted services including increased expenses for plowing and sanding during the winter months. In addition, the settlement of a flood insurance claim received in the first quarter of 2024 where the replacement value received exceeded the depreciated value of equipment, resulted in a capital gain on equipment, accounting for a portion of the year over year increase.

•	The Company received a recovery for a $53 thousand fraudulent check that was charged off in 2024, accounting for most of the decrease in charged-off checks.

•	The decrease in outsourcing expense is attributable to a renegotiated contract from the Company’s core provider.

•	The increase in service contracts - administrative is due to a combination of new contracts, an increase in transaction-based pricing for certain contracts, and contractual inflationary adjustment factors that are higher than historical increase adjustments.

•	The increase in FDIC insurance is attributable in part to an increase in the assessment multiplier, as well as an increase in total assets.

•	The increase in consultant services is attributable to an increased utilization of these services for branch network and technology projects during 2025.

•	Collection & non-accruing loan expenses were lower during the first three months of 2025 due to the recovery of expenses associated with properties in foreclosure that were resolved.

•	ATM & debit card expense are transaction-based and reflect increased customer activity year over year, as well as annual contractual price adjustments.

APPLICABLE INCOME TAXES

The provision for income taxes increased $107,884, or 19.4%, for the first three months of 2025 compared to the same period in 2024, which is consistent with the increase in income before income taxes.  Tax credits, which consist of credits from affordable housing investments and NMTC, amounted to $249,612 and $174,612, respectively for the first three months of 2025 and 2024.  The Company’s investment in a project during the last quarter of 2024 generated NMTC for the first quarter of 2025, accounting for the increase in tax credits between comparison periods.

Amortization expense related to the affordable housing investments and NMTC is included as a component of income tax expense and amounted to $212,868 and $149,202, respectively for the first three months of 2025 and 2024.  These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 5% and 7%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as of the balance sheet dates:

	March 31, 2025		December 31, 2024
Assets
Loans	$940,274,201	79.16%	$927,940,805	74.30%
AFS securities	168,286,294	14.17%	159,697,420	12.79%

Liabilities
Demand deposits	197,500,239	16.63%	197,697,470	15.83%
Interest-bearing transaction accounts	286,292,106	24.10%	304,212,085	24.36%
Money market funds	162,755,508	13.70%	169,533,067	13.57%
Savings deposits	143,312,558	12.06%	142,925,828	11.44%
Time deposits	189,795,551	15.98%	187,276,308	14.99%
Long-term advances	36,100,000	3.04%	72,600,000	5.81%

The following table reflects the changes in the composition of the Company's major categories of assets and liabilities between the balance sheet dates, as disclosed in the table above:

	Volume Change	Percentage
Assets
Loans	$12,333,396	1.33%
AFS securities	8,588,874	5.38%

Liabilities
Demand deposits	(197,231)	-0.10%
Interest-bearing transaction accounts	(17,919,979)	-5.89%
Money market funds	(6,777,559)	-4.00%
Savings deposits	386,730	0.27%
Time deposits	2,519,243	1.35%
Long-term advances	(36,500,000)	-50.28%

The increase in the loan portfolio during the first three months of 2025 was primarily attributable to increases in CRE loans, municipal loans and residential real estate 1st lien loans.

The increase in the securities AFS portfolio at March 31, 2025 is attributable to the combined effect during the first three months of the year of purchases totaling $15.0 million and a decrease of $3.0 million in unrealized losses reflected in OCI, which was partially offset by maturities of $5.5 million and principal payments on MBS, ABS and CMO investments totaling $3.9 million.  In management’s view, the size of the AFS securities portfolio is appropriate and proportional to the overall asset base, as this portfolio serves a significant role in the Company’s liquidity position.

The decrease in interest-bearing transactions accounts is attributable to a decrease of $12.9 million, or 29.9% in government agency accounts for our municipal customers, and a decrease of $4.7 million, or 4.5% in retail deposit accounts. The decrease in money market funds was driven by a decrease of $12.5 million, or 28.2%, in ICS accounts, which was partially offset by an increase in retail money market funds of $2.8 million, or 2.3%, and an increase in municipal deposits of $3.0 million, or 71.7%. The increase in time deposits is attributable to an increase in retail time deposits. The Company used overnight deposits to cover maturities in borrowed funds during the first three months of 2025 and used those funds to cover fluctuations in aggregate deposits during the same period, enabling the Company to rely less on other sources of funding, including brokered deposits.

UNINSURED DEPOSITS

Estimated deposits in excess of the FDIC insurance level amounted to $244.6 million as of March 31, 2025 and $258.0 million as of December 31, 2024. The estimated balance of $40.5 million of uninsured time deposits as of March 31, 2025 was made up of time CDs of $37.2 million and retirement accounts of $3.3 million. Increments of maturity of these time deposits are summarized as follows:

3 months or less	$20,384,249
Over 3 through 6 months	15,033,994
Over 6 through 12 months	3,966,671
Over 12 months	1,127,038
Total	$40,511,952

Interest Rate Risk and Asset and Liability Management - Management actively monitors and manages the Company’s interest rate risk exposure and attempts to structure the balance sheet to maximize net interest income while controlling its exposure to interest rate risk. The Company's ALCO is made up of the Executive Officers and certain Vice Presidents of the Bank representing major business lines. The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity and various business strategies. The ALCO meets at least quarterly to review financial statements, liquidity levels, yields and spreads to better understand, measure, monitor and control the Company’s interest rate risk. In the ALCO process, the committee members apply policy limits set forth in the Asset Liability, Liquidity and Investment policies approved and periodically reviewed by the Company’s Board of Directors (together the ”ALCO Policy”). The ALCO's methods for evaluating interest rate risk include an analysis of the effects of interest rate changes on net interest income and an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the entire balance sheet. The ALCO Policy also includes a contingency funding plan to help management prepare for unforeseen liquidity restrictions, including hypothetical severe liquidity crises.

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, thereby impacting NII, the primary component of the Company’s earnings. Fluctuations in interest rates can also have an impact on liquidity. The ALCO uses an outside consultant to perform rate shock simulations to the Company's net interest income, as well as a variety of other analyses. It is ALCO’s function to provide the assumptions used in the modeling process. Assumptions used in prior period simulation models are regularly tested by comparing projected NII with actual NII. The ALCO utilizes the results of the simulation model to quantify the estimated exposure of NII and liquidity to sustained interest rate changes. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company’s balance sheet. The model also simulates the balance sheet’s sensitivity to a prolonged flat rate environment. All rate scenarios are simulated, assuming a parallel shift of the yield curve; however further simulations are performed utilizing non-parallel changes in the yield curve, including an inverted yield curve. The results of this sensitivity analysis are compared to the ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 bp shift upward and a 100 bp shift downward in interest rates.

Under the Company’s interest rate sensitivity modeling, in a rising rate environment NII initially trends upward as the short-term asset base (cash and adjustable-rate loans) quickly cycles upward while the retail funding base (deposits) lags the market. If rates paid on deposits must be increased more and/or more quickly than projected due to competitive pressures, the expected benefit of rising rates would be reduced. In a falling rate environment, NII is expected to trend slightly downward compared with the current rate environment scenario for the first year of the simulation as asset yield erosion is not fully offset by decreasing funding costs. Thereafter, net interest income is projected to experience sustained downward pressure as funding costs reach their assumed floors and asset yields continue to reprice into the lower rate environment.

The following table summarizes the estimated impact on the Company's NII over a twelve-month period, assuming a gradual parallel shift of the yield curve beginning March 31, 2025:

Rate Change	Percent Change in NII

Down 100 bps	0.1%
Up 200 bps	-3.5%

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

As of March 31, 2025, the Company had $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear interest at a quarterly floating rate equal to 3-month CME SOFR, as adjusted by a spread adjustment factor of 0.26161, plus 2.85%. The quarterly floating rate in effect on the debentures was 7.47% for the March 2025 payment, compared to a floating rate of 8.50% for the March 2024 payment.

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

Residential mortgage loans represented 27.8% of the Company’s loan balances as of March 31, 2025, compared to 27.4% as of December 31, 2024. The Company maintains a residential mortgage loan portfolio of traditional mortgage products and does not offer higher risk loan products, such as option adjustable-rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-value ratios exceeding 80% are generally covered by PMI. A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. As of March 31, 2025, junior lien home equity products made up 13.8% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans with loan-to-value ratios greater than 80% under an insured loan program with stringent underwriting criteria.

The following tables show the estimated maturity of the Company’s loan portfolio as of March 31, 2025.

	Fixed Rate Loans
	Within	2 - 5	6 - 15	Over
	1 Year	Years	Years	15 Years	Total

Commercial & industrial	$3,826,325	$26,518,268	$30,633,774	$0	$60,978,367
Purchased (1)	12,655	3,086,327	4,143,167	0	7,242,149
Commercial real estate	13,110,250	8,913,248	16,862,521	747,764	39,633,783
Municipal	50,102,276	4,157,428	5,556,165	0	59,815,869
Residential real estate - 1st lien	16,153	3,006,107	23,054,283	60,175,131	86,251,674
Residential real estate - Jr lien	57,228	349,938	4,039,207	40,000	4,486,373
Consumer	386,172	2,232,014	26,209	0	2,644,395
Total Loans	$67,511,059	$48,263,330	$84,315,326	$60,962,895	$261,052,610

	Variable Rate Loans
	Within	2 - 5	6 - 15	Over
	1 Year	Years	Years	15 Years	Total

Commercial & industrial	$22,502,319	$22,539,273	$8,609,167	$6,811,114	$60,461,873
Commercial real estate	1,909,585	4,639,393	112,825,146	317,709,367	437,083,491
Municipal	0	0	9,527,441	1,100,000	10,627,441
Residential real estate - 1st lien	649,574	2,443,590	17,138,619	118,827,437	139,059,220
Residential real estate - Jr lien	898,901	543,759	12,454,795	17,662,719	31,560,174
Consumer	68,550	121,675	239,167	0	429,392
Total Loans	$26,028,929	$30,287,690	$160,794,335	$462,110,637	$679,221,591

(1)

Consists of commercial loans totaling $13 thousand within 1 year; $2.9 million in 2 – 5 years and $833 thousand in 6 – 15 years and consumer loans of $0, $197 thousand and $3.3 million in those maturity categories, respectively.

The Company experienced solid growth in the CRE loan portfolios, which is consistent with its strategic focus on commercial lending. Commercial & industrial, purchased, CRE and municipal loans collectively comprised 71.9% of the Company’s loan portfolio as of March 31, 2025, compared to 72.3% as of December 31, 2024. The largest components of the CRE portfolio were $128.3 million in owner-occupied CRE and $151.9 million in non-owner occupied CRE as of March 31, 2025, compared to $125.5 million and 154.6 million, respectively, as of December 31, 2024.

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD. As of March 31, 2025, the Company had $25.3 million in guaranteed loans with guaranteed balances of $17.1 million, compared to $25.5 million in guaranteed loans with guaranteed balances of $17.2 million as of December 31, 2024. PPP loans with outstanding balances of $33 thousand as of March 31, 2025, and $43 thousand as of December 31, 2024, are included in these totals, all of which carry a 100% guarantee through the SBA, subject to borrower eligibility requirements.

The Company works actively with customers early in the delinquency process to help them to avoid default and foreclosure. Commercial & industrial and CRE loans are generally placed on non-accrual status when there is deterioration in the financial position of the borrower, payment in full of principal and interest is not expected, and/or principal or interest has been in default for 90 days or more. However, such a loan need not be placed on non-accrual status if it is both well secured and in the process of collection. Residential mortgages and home equity loans are considered for non-accrual status at 90 days past due and are evaluated on a case-by-case basis. The Company obtains current property appraisals or market value analyses and considers the cost to carry and sell collateral to assess the level of specific allocations required. Consumer loans are generally not placed in non-accrual but are charged off by the time they reach 120 days past due. When a loan is placed in non-accrual status, the Company reverses the accrued interest against current period income and discontinues the accrual of interest until the borrower clearly demonstrates the ability and intention to resume normal payments, typically demonstrated by regular timely payments for a period of not less than six months. Interest payments received on non-accrual loans are generally applied as a reduction of the loan book balance.

Credit loss expense

The credit loss expense was made up of the following components for the periods indicated:

Three Months Ended	March 31,		Change
	2025	2024		$ %
Credit loss expense - loans	$418,874	$317,799	$101,075	31.80%
Credit loss reversal - OBS credit exposure	(93,820)	(4,220)	(89,601)	2123.25%
Credit loss expense	$325,054	$313,579	$11,474	3.66%

The increase in the credit loss expense on loans in the first months of 2025 compared to the same period in 2024, was due in part to an increase in certain qualitative factors as well as an increase in the volume of the loan portfolio.  The decrease in the OBS credit exposure between periods is attributable to a decrease in unfunded loan commitments under contract.

ACL and provisions –The Company’s ACL policy provides guidance in maintaining an adequate methodology for establishing, estimating, and maintaining allowances for credit losses under ASC 326. The policy creates a measurement model to establish a proper ACL based on current expected credit losses rather than losses incurred.

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

The following table summarizes the Company’s credit risk ratios for the balance sheet dates presented:

	March 31,	December 31,
	2025	2024

ACL to total loans outstanding	1.08%	1.06%
ACL	$10,173,926	$9,810,212
Loans outstanding	$940,274,201	$927,940,805

Non-accruing loans to loans outstanding	0.95%	0.90%
Non-accruing loans	$8,907,782	$8,338,166
Loans outstanding	$940,274,201	$927,940,805

ACL to non-accruing loans	114.21%	117.65%
ACL	$10,173,926	$9,810,212
Non-accruing loans	$8,907,782	$8,338,166

The following table shows the breakdown of the ACL by loan segment and the percentage of loans in each category to total loans in the respective portfolios at the date indicated:

	March 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent

Commercial & industrial	$703,236	12.92%	$727,488	13.37%
Purchased	20,535	0.77%	22,415	0.84%
Commercial real estate	6,409,503	50.70%	6,487,700	50.88%
Municipal	176,109	7.49%	167,719	7.23%
Residential real estate - 1st lien	2,524,870	23.96%	2,087,034	23.50%
Residential real estate - Jr lien	313,576	3.83%	291,239	3.85%
Consumer	26,097	0.33%	26,617	0.33%
Total	$10,173,926	100.00%	$9,810,212	100.00%

The first quarter ACL analysis indicated that the reserve balance of $10.2 million as of March 31, 2025, was sufficient to cover expected credit losses that are probable and estimable as of the measurement date.  Included in the ACL calculation for the first quarter of 2025 are adjustments to several qualitative factors made by management, including an increase in the risk status of the qualitative factors for volumes and terms in the residential portfolios to reflect increasing trends in volumes. The quantitative factor for exceptions in that portfolio was also adjusted by increasing the risk status as an increasing trend was noted. In addition, the risk status for delinquency and non-performing loans was increased to reflect the uncertainty as to how and when inflation or a recession will, or could, affect our consumer customers’ ability to pay.

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

Net charge-offs during the periods presented to average loans outstanding were as follows:

For the Three Months Ended March 31,	2025	2024

Commercial & industrial	-0.02%	-0.10%
Net charge-offs during the period	$(30,581)	$(125,369)
Average amount outstanding	$126,564,512	$125,426,823

Purchased	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$7,379,149	$10,338,317

Commercial real estate	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$475,662,950	$420,107,132

Municipal	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$68,300,830	$56,602,242

Residential real estate - 1st lien	0.00%	0.00%
Net charge-offs during the period	$(266)	$0
Average amount outstanding	$221,894,338	$209,083,019

Residential real estate - Jr lien	0.00%	0.00%
Net recoveries during the period	$0	$1,209
Average amount outstanding	$36,102,853	$31,530,286

Consumer	-0.76%	-0.27%
Net charge-offs during the period	$(24,313)	$(8,596)
Average amount outstanding	$3,203,613	$3,159,725

Total loans	-0.01%	-0.02%
Net charge-offs during the period	$(55,160)	$(132,756)
Average amount outstanding	$939,108,245	$856,247,544

In addition to credit risk in the Company’s loan and investment portfolios and its off-balance sheet commitments, and liquidity risk in its loan and deposit-taking operations, the Company’s business activities also generate market risk. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Declining capital markets and changes in interest rates can result in fair value adjustments to asset valuations or the need to create a related reserve or allowance. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, deposit taking and investment activities. During recessionary periods, a declining housing market can result in an increase in loan loss reserves or ultimately an increase in foreclosures and credit-related losses. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to loan prepayment risks, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product. Rapid changes in prevailing interest rates, particularly after a long period of relative stability, create a challenging interest rate environment. As discussed above under "Interest Rate Risk and Asset and Liability Management", the Company actively monitors and manages its interest rate risk through the ALCO process.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk more than the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first three months of 2025, the Company did not engage in any activity that created any additional types of OBS risk.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, or when the Company experiences deposit outflows; it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the CDARS and/or ICS programs provide an alternative funding source when needed. As of March 31, 2025, and December 31, 2024, the Company had $236 thousand in one-way CDARS deposits, and no one-way ICS deposits outstanding at either period end. In addition, two-way (reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, enhance the Company’s ability to retain larger deposit balances by allowing the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits through the exchange of deposits with other participating FDIC-insured financial institutions. As of March 31, 2025 and December 31, 2024, the Company reported $1.8 million and $2.5 million, respectively, in reciprocal CDARS deposits. The balance in ICS reciprocal money market deposits was $31.9 million as of March 31, 2025, compared to $44.4 million as of December 31, 2024, and the balance in ICS reciprocal demand deposits as of those dates was $107.0 million and $109.5 million, respectively.

Additionally, the Company had brokered deposits from another source totaling approximately $14.0 million as of March 31, 2025 and $13.8 million as of December 31, 2024. This relationship has provided convenient and timely access to short-term funding that is easily accessible without any detrimental effect on the pricing of the core deposit base.

As of March 31, 2025 and December 31, 2024, borrowing capacity of $106.8 million and $108.7 million, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances of $36.1 million and $31.1 million, respectively.

The following table reflects the Company’s outstanding advances with FHLBB as of the dates indicated:

	March 31,	December 31,
	2025	2024

FHLBB Long-Term Advances
FHLBB term advance, 0.00%, due November 12, 2025 (1)	$300,000	$300,000
FHLBB term advance, 0.00%, due November 13, 2028 (1)	800,000	800,000
FHLBB option advance, 4.54%, due May 15, 2026	10,000,000	10,000,000
FHLBB option advance, 4.74%, due May 26, 2026	5,000,000	5,000,000
FHLBB option advance, 3.89%, due February 01, 2027	0	5,000,000
FHLBB option advance, 4.27%, due June 07, 2027	10,000,000	10,000,000
FHLBB option advance, 3.66%, due March 26, 2027	5,000,000	0
FHLBB option advance, 3.51%, due March 27, 2028	5,000,000	0
Total Long-Term Advances	$36,100,000	$31,100,000

(1)

Under the JNE program, the FHLBB provides a subsidy, funded by the FHLBB’s earnings, to write down interest rates to zero percent on advances that finance qualifying loans to small businesses. JNE advances must support small business in New England that create and/or retain jobs or otherwise contribute to overall economic development activities.

The Company utilized borrowing capacity during 2023 and the first quarter of 2024 under the BTFP, a temporary loan facility established by the FRB in March 2023 to provide additional liquidity to financial institutions in the wake of several high-profile bank failures. The Company’s BTFP borrowings are collateralized by U.S. Agency and U.S. Government Securities, valued at par. The BTFP ceased extending new loans on March 11, 2024. The BTFP loans matured and were repaid during the first quarter of 2025.

The Company’s advances under the BTFP as of the balance sheet dates were as follows:

	March 31,	December 31,
	2025	2024

FRB BTFP term advance, 4.83%, due January 17, 2025	$0	$41,500,000

The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 with no outstanding advances during either of the respective comparison periods.  Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $60.6 million and $60.8 million, respectively, as of March 31, 2025, and December 31, 2024. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 450 bps. The Company had no outstanding advances through this facility as of March 31, 2025, or December 31, 2024.

As of March 31, 2025, and December 31, 2024, the Company had an unsecured line of credit of $12.5 million with one correspondent bank. The Company had no outstanding advances against this credit line as of the balance sheet dates.

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

During the third quarter of 2024, the Company adopted a stock repurchase program authorizing the repurchase of up to 275,000 shares of the Company’s common stock, representing approximately 5% of the outstanding common shares. Purchases under the program may be on such terms, including price, as market conditions warrant, and may be made through open market purchases or in privately negotiated transactions. The repurchase authorization expires in five years, unless extended, or earlier terminated, by the Board. Notwithstanding the program’s five-year term, the Board will review and re-evaluate the program annually in light of the Company’s then current capital needs, the number and cost of shares repurchased, the number of shares remaining for repurchase under the authorization, and other relevant factors, and management will confer with the FRBB regarding the program, as appropriate in the circumstances. As of March 31, 2025, 2,000 shares had been repurchased for an aggregate purchase price of $35,380.

The following table illustrates the changes in shareholders' equity from December 31, 2024, to March 31, 2025:

Balance as of December 31, 2024 (book value $17.24 per common share)	$98,048,205
Net income	3,525,455
Issuance of common stock through the DRIP	363,539
Dividends declared on common stock	(1,343,515)
Dividends declared on preferred stock	(28,125)
Repurchase of shares through the stock buyback program	(35,380)
Change in AOCI on AFS securities, net of tax	2,374,851
Balance as of March 31, 2025 (book value $18.05 per common share)	$102,905,030

As described in more detail in Note 22 to the audited consolidated financial statements contained in the Company’s 2024 Annual Report on Form 10-K and under the caption “LIQUIDITY AND CAPITAL RESOURCES” in the MD&A section of that report, the Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies pursuant to which they must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of March 31, 2025, the Bank was considered well capitalized under the standard regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy.

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
	(Dollars in Thousands)
March 31, 2025
Common equity tier 1 capital
(to risk-weighted assets)
Company	$103,233	12.07%	$38,485	4.50%	$59,866	7.00%	N/A	N/A
Bank	$116,998	13.69%	$38,464	4.50%	$59,834	7.00%	$55,560	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$117,620	13.75%	$51,314	6.00%	$72,695	8.50%	N/A	N/A
Bank	$116,998	13.69%	$51,286	6.00%	$72,655	8.50%	$68,381	8.00%
Total capital (to risk-weighted assets)
Company	$128,311	15.00%	$68,419	8.00%	$89,799	10.50%	N/A	N/A
Bank	$127,684	14.94%	$68,381	8.00%	$89,750	10.50%	$85,476	10.00%
Tier 1 capital (to average assets)
Company	$117,620	9.85%	$47,744	4.00%	N/A	N/A	N/A	N/A
Bank	$116,998	9.81%	$47,725	4.00%	N/A	N/A	$59,657	5.00%

December 31, 2024:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$100,751	11.90%	$38,086	4.50%	$59,244	7.00%	N/A	N/A
Bank	$114,323	13.52%	$38,053	4.50%	$59,194	7.00%	$54,966	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$115,138	13.60%	$50,781	6.00%	$71,940	8.50%	N/A	N/A
Bank	$114,323	13.52%	$50,738	6.00%	$71,879	8.50%	$67,650	8.00%
Total capital (to risk-weighted assets)
Company	$125,652	14.85%	$67,708	8.00%	$88,867	10.50%	N/A	N/A
Bank	$124,837	14.76%	$67,650	8.00%	$88,791	10.50%	$84,563	10.00%
Tier 1 capital (to average assets)
Company	$115,138	9.46%	$48,690	4.00%	N/A	N/A	N/A	N/A
Bank	$114,323	9.40%	$48,665	4.00%	N/A	N/A	$60,831	5.00%

(1)	Conservation Buffer is calculated based on risk-weighted assets and does not apply to calculations of average assets.
(2)	Applicable to banks, but not bank holding companies.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). As of March 31, 2025, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

ITEM 1A. Risk Factors

In management’s view, the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2024, represent the most significant risks to the Company's future results of operations and financial condition as of the date of this quarterly report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to purchases of the Company’s common stock during the first quarter ended March 31, 2025, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
For the month ended:	Shares Purchased	Paid Per Share	Announced Plan (1)	End of the Period (1)

January 1 - January 31	0	$0	0	275,000
February 1 – February 28	1,000	17.68	1,000	274,000
March 1 - March 31	1,000	17.70	1,000	273,000
Total	2,000	$17.69	2,000	273,000

(1) The Company’s Board of Directors in July 2024 authorized the repurchase from time to time of up to 5% or 275,000 shares of the Company’s common stock in open market purchases and privately negotiated transactions, in management’s discretion and as market conditions may warrant. The repurchase authorization will expire in five years unless extended by the Board of Directors.

During the quarter ended March 31, 2025, there were no shares purchased by CFSG, which may be deemed to be an affiliate of the Company under Rule 10b-18, for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan.

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month interim period ended March 31, 2025 and 2024, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: May 15, 2025	/s/Christopher L. Caldwell
Christopher L. Caldwell, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: May 15, 2025	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month interim period ended March 31, 2025 and 2024, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

Exhibit 104	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

