Form 10-Q
period 2025-06-30
COMMUNITY BANCORP /VT
filed 2025-08-14
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

At August 04, 2025, there were 5,601,316 shares outstanding of the Corporation's common stock.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	June 30,	December 31,
Consolidated Balance Sheets	2025	2024
	(Unaudited)

Assets
Cash and due from banks	$12,368,725	$9,875,427
Federal funds sold and overnight deposits	2,158,374	101,064,775
Total cash and cash equivalents	14,527,099	110,940,202
Securities available-for-sale (amortized cost $174,689,840 and $179,668,079 at June 30, 2025 and December 31, 2024, respectively)	158,882,445	159,697,420
Restricted equity securities, at cost	3,420,350	2,629,350
Loans held-for-sale	858,100	0
Loans	941,762,995	927,940,805
Allowance for credit losses	(10,549,531)	(9,810,212)
Deferred net loan costs	706,510	648,695
Net loans	931,919,974	918,779,288
Bank premises and equipment, net	12,313,292	12,072,985
Accrued interest receivable	4,442,618	4,472,474
Bank owned life insurance	5,358,795	5,318,354
Goodwill	11,574,269	11,574,269
Other assets	23,289,291	23,445,787
Total assets	$1,166,586,233	$1,248,930,129

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$201,784,574	$197,697,470
Interest-bearing transaction accounts	260,019,923	304,212,085
Money market funds	130,403,424	169,533,067
Savings	143,344,871	142,925,828
Time deposits, $250,000 and over	42,028,731	42,637,716
Other time deposits	155,384,336	144,638,592
Total deposits	932,965,859	1,001,644,758
Repurchase agreements	46,227,938	48,943,996
Borrowed funds	55,800,000	72,600,000
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	12,362,029	14,806,170
Total liabilities	1,060,242,826	1,150,881,924

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 15 shares issued and outstanding at 06/30/25 and 12/31/24 ($100,000 liquidation value, per share)	1,500,000	1,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,848,828 shares issued at 06/30/25 and 5,809,035 shares issued at 12/31/24	14,622,070	14,522,588
Additional paid-in capital	39,417,954	38,801,755
Retained earnings	66,462,220	61,623,460
Accumulated other comprehensive loss	(12,487,842)	(15,776,821)
Less: treasury stock, at cost; 239,914 shares at 06/30/25 and 210,101 shares at 12/31/24	(3,170,995)	(2,622,777)
Total shareholders' equity	106,343,407	98,048,205
Total liabilities and shareholders' equity	$1,166,586,233	$1,248,930,129

Book value per common share outstanding	$18.69	$17.24

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended June 30,
Consolidated Statements of Income	2025	2024
(Unaudited)

Interest income
Interest and fees on loans	$13,691,705	$12,067,111
Interest on taxable debt securities	948,048	932,209
Interest on tax-exempt debt securities	80,411	80,411
Dividends	58,595	63,270
Interest on federal funds sold and overnight deposits	71,857	54,452
Total interest income	14,850,616	13,197,453

Interest expense
Interest on deposits	3,972,008	3,359,835
Interest on borrowed funds	444,596	1,274,424
Interest on repurchase agreements	298,057	177,871
Interest on junior subordinated debentures	241,413	284,030
Total interest expense	4,956,074	5,096,160

Net interest income	9,894,542	8,101,293
Credit loss expense	407,046	331,582
Net interest income after credit loss expense	9,487,496	7,769,711

Non-interest income
Service fees	969,775	964,181
Income from sold loans	96,705	98,469
Other income from loans	331,759	278,223
Other income	660,472	431,544
Total non-interest income	2,058,711	1,772,417

Non-interest expense
Salaries and wages	2,392,661	2,288,000
Employee benefits	1,056,273	954,154
Occupancy expenses, net	794,451	694,230
Other expenses	2,424,015	2,335,187
Total non-interest expense	6,667,400	6,271,571

Income before income taxes	4,878,807	3,270,557
Income tax expense	819,031	542,371
Net income	$4,059,776	$2,728,186

Earnings per common share	$0.72	$0.49
Weighted average number of common shares used in computing earnings per share	5,612,675	5,541,540
Dividends declared per common share	$0.24	$0.23

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Six Months Ended June 30,
Consolidated Statements of Income	2025	2024
(Unaudited)

Interest income
Interest and fees on loans	$26,906,737	$23,745,328
Interest on taxable debt securities	1,807,276	1,904,557
Interest on tax-exempt debt securities	160,823	160,823
Dividends	106,485	105,655
Interest on federal funds sold and overnight deposits	393,806	140,385
Total interest income	29,375,127	26,056,748

Interest expense
Interest on deposits	8,157,915	6,440,007
Interest on borrowed funds	815,574	2,220,241
Interest on repurchase agreements	584,016	376,762
Interest on junior subordinated debentures	484,758	560,799
Total interest expense	10,042,263	9,597,809

Net interest income	19,332,864	16,458,939
Credit loss expense	732,100	645,161
Net interest income after credit loss expense	18,600,764	15,813,778

Non-interest income
Service fees	1,856,557	1,862,101
Income from sold loans	166,082	177,573
Other income from loans	601,927	532,824
Other income	1,012,754	833,826
Total non-interest income	3,637,320	3,406,324

Non-interest expense
Salaries and wages	4,712,727	4,746,000
Employee benefits	2,074,245	1,853,390
Occupancy expenses, net	1,576,307	1,416,733
Other expenses	4,807,731	4,555,593
Total non-interest expense	13,171,010	12,571,716

Income before income taxes	9,067,074	6,648,386
Income tax expense	1,481,843	1,097,299
Net income	$7,585,231	$5,551,087

Earnings per common share	$1.34	$0.99
Weighted average number of common shares used in computing earnings per share	5,608,997	5,531,524
Dividends declared per common share	$0.48	$0.46

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended June 30,
	2025	2024

Net income	$4,059,776	$2,728,186

Other comprehensive income, net of tax:
Unrealized holding gain on securities AFS arising during the period	1,157,124	202,597
Tax effect	(242,996)	(42,547)
Other comprehensive income, net of tax	914,128	160,050
Total comprehensive income	$4,973,904	$2,888,236

	Six Months Ended June 30,
	2025	2024

Net income	$7,585,231	$5,551,087

Other comprehensive income, net of tax:
Unrealized holding gain (loss) on securities AFS arising during the period	4,163,265	(1,706,273)
Tax effect	(874,286)	358,315
Other comprehensive income (loss), net of tax	3,288,979	(1,347,958)
Total comprehensive income	$10,874,210	$4,203,129

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Six Months Ended June 30, 2025
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2025	$14,522,588	$1,500,000	$38,801,755	$61,623,460	$(15,776,821)	$(2,622,777)	$98,048,205

Issuance of common stock	53,085		310,454				363,539
Cash dividends declared
Common stock				(1,343,515)			(1,343,515)
Preferred stock				(28,125)			(28,125)
Shares purchased through stock buyback plan						(35,380)	(35,380)
Comprehensive income
Net income				3,525,455			3,525,455
Other comprehensive income					2,374,851		2,374,851
March 31, 2025	$14,575,673	$1,500,000	$39,112,209	$63,777,275	$(13,401,970)	$(2,658,157)	$102,905,030

Issuance of common stock	46,397		305,745				352,142
Cash dividends declared
Common stock				(1,346,706)			(1,346,706)
Preferred stock				(28,125)			(28,125)
Shares purchased through stock buyback plan						(512,838)	(512,838)
Comprehensive income
Net income				4,059,776			4,059,776
Other comprehensive income					914,128		914,128
June 30, 2025	$14,622,070	$1,500,000	$39,417,954	$66,462,220	$(12,487,842)	$(3,170,995)	$106,343,407

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

*Accumulated other comprehensive loss

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six Months Ended June 30,
	2025	2024

Cash Flows from Operating Activities:
Net income	$7,585,231	$5,551,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, bank premises and equipment	516,568	524,565
Credit loss expense	732,100	645,161
Deferred income tax (benefit) provision	(39,732)	185,004
Gain on sale of loans	(39,749)	(39,355)
Loss (gain) on sale of bank premises and equipment	7,839	(13,981)
Income from CFS Partners	(797,658)	(622,925)
Amortization of bond premium, net	36,411	104,385
Proceeds from sales of loans held for sale	1,872,874	2,043,855
Originations of loans held for sale	(2,691,225)	(2,205,500)
Decrease in taxes payable	(87,161)	(307,109)
Decrease (increase) in interest receivable	29,856	(67,324)
Decrease in mortgage servicing rights	44,685	42,829
(Increase) decrease in right-of-use assets	(298,008)	94,482
Increase in operating lease liabilities	323,243	35,675
Increase in other assets	(263,660)	(58,811)
Increase in cash surrender value of BOLI	(40,441)	(42,132)
Amortization of limited partnerships	425,736	298,404
Change in net deferred loan fees and costs	(57,815)	(30,554)
(Decrease) increase in interest payable	(1,938,683)	633,217
Decrease in accrued expenses	(622,869)	(572,385)
(Decrease) increase in other liabilities	(104,836)	33,647
Net cash provided by operating activities	4,592,706	6,232,235

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	19,913,602	14,540,572
Purchases	(14,971,773)	0
Proceeds from redemption of restricted equity securities	1,316,700	3,463,300
Purchases of restricted equity securities	(2,107,700)	(5,107,800)
Increase in loans, net	(13,933,241)	(17,247,703)
Capital expenditures net of proceeds from sales of bank premises and equipment	(386,502)	(723,430)
Recoveries of loans charged off	36,874	53,690
Net cash used in investing activities	(10,132,040)	(5,021,371)

9

	2025	2024

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(40,105,058)	(68,739,409)
Net decrease in money market and savings accounts	(38,710,600)	(12,996,653)
Net increase in time deposits	10,136,759	33,500,426
Net decrease in repurchase agreements	(2,716,058)	(5,079,581)
Net (decrease) increase in short-term borrowings	(21,800,000)	22,100,000
Proceeds from long-term borrowings	5,000,000	30,000,000
Decrease in finance lease obligations	(116,370)	(112,782)
Shares purchased through stock buyback program	(548,218)	0
Dividends paid on preferred stock	(56,250)	(63,750)
Dividends paid on common stock	(1,957,974)	(1,824,681)
Net cash used in financing activities	(90,873,769)	(3,216,430)

Net decrease in cash and cash equivalents	(96,413,103)	(2,005,566)
Cash and cash equivalents:
Beginning	110,940,202	20,434,513
Ending	$14,527,099	$18,428,947

Supplemental Schedule of Cash Paid During the Period:
Interest	$11,980,946	$8,964,592

Income taxes, net of refunds	$1,183,000	$921,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain (loss) on securities AFS	$4,163,265	$(1,706,273)

Loans transferred to OREO	$0	$275,000

Additions to operating lease liabilities	$510,199	$138,058

Investment in limited partnerships, not yet paid	$4,356,000	$0

Common Shares Dividends Paid:
Dividends declared	$2,690,221	$2,541,328
Increase in dividends payable attributable to dividends declared	(16,566)	(14,778)
Dividends reinvested	(715,681)	(701,869)
Total dividends paid	$1,957,974	$1,824,681

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended June 30,	2025	2024

Net income, as reported	$4,059,776	$2,728,186
Less: dividends to preferred shareholders	28,125	31,875
Net income available to common shareholders	$4,031,651	$2,696,311

Weighted average number of common shares used in calculating earnings per share	5,612,675	5,541,540
Earnings per common share	$0.72	$0.49

Six Months Ended June 30,	2025	2024

Net income, as reported	$7,585,231	$5,551,087
Less: dividends to preferred shareholders	56,250	63,750
Net income available to common shareholders	$7,528,981	$5,487,337

Weighted average number of common shares used in calculating earnings per share	5,608,997	5,531,524
Earnings per common share	$1.34	$0.99

Note 4.  Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2025
U.S. GSE debt securities	$12,000,000	$0	$741,213	$11,258,787
U.S. Government securities	17,546,006	0	433,810	17,112,196
Taxable Municipal securities	300,000	0	41,209	258,791
Tax-exempt Municipal securities	10,742,702	6,303	883,234	9,865,771
Agency MBS	128,195,374	310,678	13,880,831	114,625,221
ABS and OAS	1,912,647	0	93,835	1,818,812
CMO	3,497,111	0	33,379	3,463,732
Other investments	496,000	0	16,865	479,135
Total	$174,689,840	$316,981	$16,124,376	$158,882,445

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2024
U.S. GSE debt securities	$12,000,000	$0	$1,036,485	$10,963,515
U.S. Government securities	27,579,709	0	824,566	26,755,143
Taxable Municipal securities	300,000	0	52,255	247,745
Tax-exempt Municipal securities	10,772,633	79,789	614,169	10,238,253
Agency MBS	119,522,274	130,900	17,396,937	102,256,237
ABS and OAS	2,098,461	0	140,696	1,957,765
CMO	6,899,002	0	93,467	6,805,535
Other investments	496,000	0	22,773	473,227
Total	$179,668,079	$210,689	$20,181,348	$159,697,420

The Company had investments in Agency MBS exceeding 10% of shareholders’ equity with a book value of $128.2 million and $119.5 million, respectively, and a fair value of $114.6 million and $102.3 million, respectively, as of June 30, 2025 and December 31, 2024.

Investment securities pledged as collateral for repurchase agreements consisted of certain U.S. GSE debt securities, Agency MBS, ABS and OAS, and CMO.  These repurchase agreements mature daily.  The aggregate amortized cost and fair value of these pledged investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

June 30, 2025	$62,519,065	$55,083,720
December 31, 2024	61,463,021	52,603,659

Investment securities pledged as collateral for BTFP borrowings as of December 31, 2024, consisted of U.S. Government securities and U.S. GSE debt securities.    The aggregate amortized cost and fair value of these pledged investments were as follows:

	Amortized	Fair
	Cost	Value

December 31, 2024	$58,548,143	$52,695,867

There were no investment securities pledged as collateral for BTFP borrowings as of June 30, 2025, all of which matured and were repaid during the first quarter of 2025.

There were no sales of debt securities during the first six months of 2025 or 2024.

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
June 30, 2025
Due in one year or less	$13,748,804	$13,557,123
Due from one to five years	19,235,156	18,804,801
Due from five to ten years	2,311,136	1,560,798
Due after ten years	11,199,370	10,334,502
Agency MBS	128,195,374	114,625,221
Total	$174,689,840	$158,882,445

	Amortized	Fair
	Cost	Value

December 31, 2024
Due in one year or less	$20,265,651	$20,002,880
Due from one to five years	26,774,356	25,165,820
Due from five to ten years	1,300,000	1,070,473
Due after ten years	11,805,798	11,202,010
Agency MBS	119,522,274	102,256,237
Total	$179,668,079	$159,697,420

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
June 30, 2025
U.S. GSE debt securities	$0	$0	$11,258,787	$741,213	11	$11,258,787	$741,213
U.S. Government securities	0	0	17,112,196	433,810	31	17,112,196	433,810
Taxable Municipal securities	0	0	258,791	41,209	1	258,791	41,209
Tax-exempt Municipal securities	5,160,482	179,048	4,327,612	704,186	20	9,488,094	883,234
Agency MBS	4,933,779	31,498	89,495,687	13,849,333	117	94,429,466	13,880,831
ABS and OAS	0	0	1,818,812	93,835	4	1,818,812	93,835
CMO	0	0	3,463,732	33,379	5	3,463,732	33,379
Other investments	0	0	479,135	16,865	2	479,135	16,865
Total	$10,094,261	$210,546	$128,214,752	$15,913,830	191	$138,309,013	$16,124,376

December 31, 2024
U.S. GSE debt securities	$0	$0	$10,963,515	$1,036,485	11	$10,963,515	$1,036,485
U.S. Government securities	0	0	26,755,143	824,566	41	26,755,143	824,566
Taxable Municipal securities	0	0	247,745	52,255	1	247,745	52,255
Tax-exempt Municipal securities	3,043,981	37,705	3,945,428	576,464	15	6,989,409	614,169
Agency MBS	2,480,313	27,200	91,208,171	17,369,737	118	93,688,484	17,396,937
ABS and OAS	0	0	1,957,765	140,696	4	1,957,765	140,696
CMO	0	0	6,805,535	93,467	7	6,805,535	93,467
Other investments	0	0	473,227	22,773	2	473,227	22,773
Total	$5,524,294	$64,905	$142,356,529	$20,116,443	199	$147,880,823	$20,181,348

As of June 30, 2025 and December 31, 2024, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the debt securities AFS in an unrealized loss position as of such dates prior to recovery. Management determined that no individual debt securities in an unrealized loss position represented credit losses that would require an allowance for credit losses, and that the unrealized losses as of the balance sheet dates were primarily attributed to increases in market interest rates since these securities were purchased under other market conditions.  Accordingly, there was no ACL on AFS debt securities as of June 30, 2025, or December 31, 2024.

Accrued interest receivable on AFS debt securities which totaled $499,357 and $509,429 on June 30, 2025, and December 31, 2024, respectively, was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Note 5.  Loans, Allowance for Credit Losses, Credit Quality and Off-Balance Sheet Credit Exposures

The composition of net loans as of the balance sheet dates was as follows:

	June 30, 2025		December 31, 2024

Commercial & industrial	$128,157,885	13.61%	$124,055,652	13.37%
Purchased (1)	11,566,752	1.23%	7,808,877	0.84%
Commercial real estate	490,993,214	52.14%	472,152,857	50.88%
Municipal	42,411,313	4.50%	67,087,399	7.23%
Residential real estate - 1st lien	227,515,606	24.16%	218,090,893	23.50%
Residential real estate - Jr lien	38,157,133	4.05%	35,691,181	3.85%
Consumer	2,961,092	0.31%	3,053,946	0.33%
Total loans	941,762,995	100.00%	927,940,805	100.00%

ACL	(10,549,531)		(9,810,212)
Deferred net loan costs	706,510		648,695
Net loans	$931,919,974		$918,779,288

(1)	As of June 30, 2025, purchased loans consisted of $3.5 million in commercial loans and $8.1 million in consumer loans, compared to $4.0 million and $3.8 million, respectively, as of December 31, 2024.

The Company purchased a block of consumer loans totaling $4.9 million during the second quarter ended June 30, 2025, and are included in the Purchased loan total in the table above and the consumer loan totals in the footnote.

Accrued interest receivable on loans totaled $3.9 million and $3.8 million as of June 30, 2025, and December 31, 2024, respectively, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Credit loss expense

Three Months Ended June 30,	2025	2024

Credit loss expense - loans	$394,622	$351,921
Credit loss (reversal) expense - OBS credit exposure	12,424	(20,339)
Credit loss expense	$407,046	$331,582

Six Months Ended June 30,	2025	2024

Credit loss expense - loans	$813,496	$669,721
Credit reversal expense - OBS credit exposure	(81,396)	(24,560)
Credit loss expense	$732,100	$645,161

The following tables present the activity in the ACL on loans for the periods presented.

For the three months ended June 30, 2025

	Balance			Credit Loss	Balance
	March 31			Expense	June 30
	2025	Charge-offs	Recoveries	(Reversal)	2025

Commercial & Industrial	$703,236	$0	$7,477	$(13,588)	$697,125
Purchased	20,535	0	0	12,045	32,580
Commercial Real Estate	6,409,503	0	0	350,531	6,760,034
Municipal	176,108	0	0	(70,080)	106,028
Residential Real Estate - 1st Lien	2,524,870	0	485	76,744	2,602,099
Residential Real Estate - Jr Lien	313,576	0	0	13,006	326,582
Consumer	26,097	(43,792)	16,814	25,964	25,083
Totals	$10,173,925	$(43,792)	$24,776	$394,622	$10,549,531

For the six months ended June 30, 2025

	Balance			Credit Loss	Balance
	December 31,			Expense	June 30
	2024	Charge-offs	Recoveries	(Reversal)	2025

Commercial & Industrial	$727,488	$(38,872)	$15,768	$(7,259)	$697,125
Purchased	22,415	0	0	10,165	32,580
Commercial Real Estate	6,487,700	0	0	272,334	6,760,034
Municipal	167,719	0	0	(61,691)	106,028
Residential Real Estate - 1st Lien	2,087,034	(266)	485	514,846	2,602,099
Residential Real Estate - Jr Lien	291,239	0	0	35,343	326,582
Consumer	26,617	(71,913)	20,621	49,758	25,083
Totals	$9,810,212	$(111,051)	$36,874	$813,496	$10,549,531

For the year ended December 31, 2024

	Balance			Credit Loss	Balance
	December 31,			Expense	December 31,
	2023	Charge-offs	Recoveries	(Reversal)	2024

Commercial & Industrial	$1,100,688	$(1,263,015)	$163,743	$726,072	$727,488
Purchased	37,065	0	0	(14,650)	22,415
Commercial Real Estate	5,522,082	(126,393)	13,718	1,078,293	6,487,700
Municipal	136,167	0	0	31,552	167,719
Residential Real Estate - 1st Lien	2,590,926	0	1,386	(505,278)	2,087,034
Residential Real Estate - Jr Lien	431,007	0	15,538	(155,306)	291,239
Consumer	24,790	(92,266)	19,169	74,924	26,617
Totals	$9,842,725	$(1,481,674)	$213,554	$1,235,607	$9,810,212

For the three months ended June 30, 2024

	Balance			Credit Loss	Balance
	March 31,			Expense	June 30,
	2024	Charge-offs	Recoveries	(Reversal)	2024

Commercial & Industrial	$1,078,956	$(13,834)	$31,755	$(9,798)	$1,087,079
Purchased	35,623	0	0	(3,562)	32,061
Commercial Real Estate	5,730,532	(45,393)	0	300,900	5,986,039
Municipal	142,321	0	0	(57,068)	85,253
Residential Real Estate - 1st Lien	2,574,341	0	0	120,314	2,694,655
Residential Real Estate - Jr Lien	442,394	0	1,207	(17,978)	425,623
Consumer	23,601	(20,691)	2,982	19,113	25,005
Totals	$10,027,768	$(79,918)	$35,944	$351,921	$10,335,715

For the six months ended June 30, 2024

	Balance			Credit Loss	Balance
	December 31,			Expense	June 30,
	2023	Charge-offs	Recoveries	(Reversal)	2024

Commercial & Industrial	$1,100,688	$(151,519)	$44,069	$93,841	$1,087,079
Purchased	37,065	0	0	(5,004)	32,061
Commercial Real Estate	5,522,082	(45,393)	0	509,350	5,986,039
Municipal	136,167	0	0	(50,914)	85,253
Residential Real Estate - 1st Lien	2,590,926	0	0	103,729	2,694,655
Residential Real Estate - Jr Lien	431,007	0	2,415	(7,799)	425,623
Consumer	24,790	(33,509)	7,206	26,518	25,005
Totals	$9,842,725	$(230,421)	$53,690	$669,721	$10,335,715

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

The risk ratings within the loan portfolio by loan segment and origination year, were as follows:

As of June 30, 2025							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
	(Dollars in Thousands)
Commercial & Industrial:
Pass	$5,450	$21,542	$11,621	$13,337	$6,639	$6,176	$53,932	$0	$118,697
Special mention	0	0	0	0	134	0	887	0	1,021
Substandard/Doubtful	0	61	335	4,130	537	1,776	1,601	0	8,440
Total	$5,450	$21,603	$11,956	$17,467	$7,310	$7,952	$56,420	$0	$128,158

Purchased:
Pass	$4,884	$0	$3,426	$74	$820	$2,363	$0	$0	$11,567
Total	$4,884	$0	$3,426	$74	$820	$2,363	$0	$0	$11,567

Commercial real estate:
Pass	$22,416	$57,545	$80,851	$91,960	$33,148	$132,690	$59,204	$0	$477,814
Special mention	0	0	0	185	1,384	4,979	0	0	6,548
Substandard/Doubtful	230	0	43	324	564	5,470	0	0	6,631
Total	$22,646	$57,545	$80,894	$92,469	$35,096	$143,139	$59,204	$0	$490,993

Municipal:
Pass	$6,192	$4,267	$153	$448	$2,760	$12,157	$16,434	$0	$42,411
Total	$6,192	$4,267	$153	$448	$2,760	$12,157	$16,434	$0	$42,411

Residential real estate - 1st lien:
Pass	$21,930	$27,476	$27,863	$32,937	$35,818	$75,389	$3,120	$0	$224,533
Special mention	0	0	157	0	176	100	0	0	433
Substandard/Doubtful	0	0	201	298	123	1,928	0	0	2,550
Total	$21,930	$27,476	$28,221	$33,235	$36,117	$77,417	$3,120	$0	$227,516

Residential real estate - Jr lien:
Pass	$1,946	$3,733	$1,610	$1,498	$291	$1,538	$25,771	$1,681	$38,068
Special mention	0	70	0	0	0	0	0	0	70
Substandard/Doubtful	0	0	0	0	0	19	0	0	19
Total	$1,946	$3,803	$1,610	$1,498	$291	$1,557	$25,771	$1,681	$38,157

Consumer
Pass	$1,016	$880	$535	$258	$122	$150	$0	$0	$2,961
Total	$1,016	$880	$535	$258	$122	$150	$0	$0	$2,961

Total Loans	$64,064	$115,574	$126,795	$145,449	$82,516	$244,735	$160,949	$1,681	$941,763

As of June 30, 2025, there were no Special mention loans or Substandard/Doubtful loans within the Purchased, Municipal, and Consumer loan segments.

As of December 31, 2024
							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
	(Dollars in Thousands)
Commercial & Industrial:
Pass	$24,900	$12,876	$14,797	$9,402	$1,696	$6,016	$44,079	$0	$113,766
Special mention	0	50	34	148	0	0	1,302	0	1,534
Substandard/Doubtful	0	298	1,275	563	294	1,613	4,713	0	8,756
Total	$24,900	$13,224	$16,106	$10,113	$1,990	$7,629	$50,094	$0	$124,056

Purchased:
Pass	$0	$4,100	$81	$900	$1,012	$1,716	$0	$0	$7,809
Total	$0	$4,100	$81	$900	$1,012	$1,716	$0	$0	$7,809

Commercial real estate:
Pass	$54,938	$69,509	$90,849	$33,881	$36,087	$104,272	$70,076	$0	$459,612
Special mention	0	0	0	1,536	4,741	786	0	0	7,063
Substandard/Doubtful	0	0	0	603	2,896	1,979	0	0	5,478
Total	$54,938	$69,509	$90,849	$36,020	$43,724	$107,037	$70,076	$0	$472,153

Municipal:
Pass	$34,769	$180	$458	$2,858	$3,696	$9,137	$15,989	$0	$67,087
Total	$34,769	$180	$458	$2,858	$3,696	$9,137	$15,989	$0	$67,087

Residential real estate - 1st lien:
Pass	$28,738	$29,761	$35,389	$37,294	$29,691	$51,876	$2,593	$0	$215,342
Special mention	0	161	0	0	0	212	0	0	373
Substandard/Doubtful	0	0	299	123	1,774	180	0	0	2,376
Total	$28,738	$29,922	$35,688	$37,417	$31,465	$52,268	$2,593	$0	$218,091

Residential real estate - Jr lien:
Pass	$3,990	$1,765	$1,845	$301	$526	$1,173	$24,556	$1,512	$35,668
Substandard/Doubtful	0	0	0	0	0	23	0	0	23
Total	$3,990	$1,765	$1,845	$301	$526	$1,196	$24,556	$1,512	$35,691

Consumer
Pass	$1,466	$764	$442	$188	$75	$119	$0	$0	$3,054
Total	$1,466	$764	$442	$188	$75	$119	$0	$0	$3,054

Total Loans	$148,801	$119,464	$145,469	$87,797	$82,488	$179,102	$163,308	$1,512	$927,941

As of December 31, 2024, there were (i) no Special mention loans within the Purchased, Municipal, Residential real estate Jr lien and Consumer loan segments, and (ii) no Substandard/Doubtful loans within the Purchased, Municipal and Consumer loan segments.

Gross charge-offs, by loan segment and origination year, were as follows:

For the six months ended June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(Dollars in Thousands)
Current period gross charge-offs
Commercial & Industrial	$0	$35	$0	$0	$0	$4	$39
Consumer	1	17	0	5	1	48	72
Total current period gross charge-offs	$1	$52	$0	$5	$1	$52	$111

For the six months ended June 30, 2025, there were no current period gross charge-offs within the Purchased, CRE, Municipal and Residential real estate Jr lien loan segments.  There was $266 in gross charge-offs in the Residential real estate 1st lien loan segment, but due to rounding in the table above it is not disclosed in this table.

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

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of the dates presented.  There were no nonaccrual loans with an ACL as of June 30, 2025, or December 31, 2024.

		90 Days or
	Total	More and
June 30, 2025	Nonaccrual	Accruing

Commercial & industrial	$6,330,037	$0
Commercial real estate	1,666,669	0
Residential real estate - 1st lien	658,184	488,601
Residential real estate - Jr lien	19,452	68,042
Totals	$8,674,342	$556,643

December 31, 2024

Commercial & industrial	$6,365,276	$0
Commercial real estate	1,196,838	0
Residential real estate - 1st lien	752,850	806,325
Residential real estate - Jr lien	23,202	0
Totals	$8,338,166	$806,325

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

		90 Days	Total
June 30, 2025	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$8,445	$1,430,638	$1,439,083	$126,718,802	$128,157,885
Purchased	0	0	0	11,566,752	11,566,752
Commercial real estate	264,349	0	264,349	490,728,865	490,993,214
Municipal	0	0	0	42,411,313	42,411,313
Residential real estate - 1st lien	257,150	956,695	1,213,845	226,301,761	227,515,606
Residential real estate - Jr lien	219,368	68,042	287,410	37,869,723	38,157,133
Consumer	28,371	0	28,371	2,932,721	2,961,092
Totals	$777,683	$2,455,375	$3,233,058	$938,529,937	$941,762,995

		90 Days	Total
December 31, 2024	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$249,577	$1,286,921	$1,536,498	$122,519,154	$124,055,652
Purchased	0	0	0	7,808,877	7,808,877
Commercial real estate	711,925	25,050	736,975	471,415,882	472,152,857
Municipal	0	0	0	67,087,399	67,087,399
Residential real estate - 1st lien	2,471,244	1,306,019	3,777,263	214,313,630	218,090,893
Residential real estate - Jr lien	88,514	0	88,514	35,602,667	35,691,181
Consumer	13,151	0	13,151	3,040,795	3,053,946
Totals	$3,534,411	$2,617,990	$6,152,401	$921,788,404	$927,940,805

For all loan segments, loans over 30 days past due are considered delinquent.

The following table presents the amortized cost basis of collateral-dependent loans (e.g. repayment expected through underlying collateral, no other expected sources of repayment) as of the balance sheet dates, by collateral type:

	Business
	Assets (1)	Real Estate
June 30, 2025
Commercial & industrial	$60,632	$0
Residential real estate - 1st lien	0	576,394
Totals	$60,632	$576,394

December 31, 2024
Residential real estate - 1st lien	$0	$593,678
Totals	$0	$593,678

(1) Including, but not limited to, inventory, equipment, and accounts receivable, but excluding real estate.

Residential real estate loans in process of foreclosure comprised of one loan in the amount of $88,780 as of December 31, 2024. There were no residential real estate loans in process of foreclosure at June 30, 2025.

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

As of June 30, 2025, the primary macroeconomic drivers used within the DCF model included forecasts of civilian unemployment and changes in national gross domestic product (GDP).  Management monitors and assesses its macroeconomic drivers at least annually (generally in the fourth quarter, or more frequently as circumstances warrant) to determine whether they continue to be the most predictive indicator of losses within the Company's loan portfolio, and these macroeconomic drivers may change from time to time.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources, which may include, but are not limited to, the FOMC forecast and other publicly available forecasts from well recognized, leading economists or firms. The Company's reasonable and supportable forecast period generally ranges from one to three years, depending on the facts and circumstances of the current state of the economy, portfolio segment, and management's judgment of what can be reasonably supported. The model reversion period generally ranges from one to six years, and it also depends on the current state of the economy and management's judgments of such. Management monitors and assesses the forecast and reversion period at least annually, or more frequently as circumstances warrant.  The Company used a one-year forecast and reversion period to calculate the ACL on loans as of June 30, 2025 and 2024.

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

Qualitative factors are also applied to include the levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of CRE loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. Management’s review of the ACL during the first quarter of 2025 resulted in increases in the risk status of qualitative factors to reflect increasing trends in volume and exceptions in the residential loan portfolio as well as factors related to delinquencies and non-performing loans to reflect the uncertainty as to how and when inflation or a recession will, or could, affect our customers’ ability to pay. During the second quarter of 2025, management’s review of the ACL resulted in a decrease to the qualitative factor for loan review in the commercial and CRE loan segments. This is a reflection of the strong loan review process that is in place.

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

The following table presents the amortized cost basis of loans as of June 30, 2025, that were both experiencing financial difficulty and modified during the six months ended June 30, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

		Total Class
	Term	of Financing
	Extension	Receivable

Commercial & Industrial	$18,838	0.01%

As of June 30, 2025, the Company was not committed to lend additional amounts to borrowers experiencing financial difficulty whose loans were previously modified.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2025.

Weighted-
Average
Term Extension
(months)

Commercial & Industrial	84

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that have been modified to understand the effectiveness of its modification efforts.  The following table presents the performance of such loans that have been modified during the last twelve months.

			Past Due
		30-89 Days	90 Days
	Current	Past Due	or More

Commercial & Industrial	$18,838	$8,445	$0

There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted during the six months ended June 30, 2025.  Loans are considered defaulted at 90 days past due.

Allowance for Credit Losses on OBS Credit Exposures

In the ordinary course of business, the Company enters into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded as loans when they are funded.

The Company estimates expected credit losses on OBS credit exposures over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.  The ACL on OBS credit exposures is adjusted through credit loss expense.  To appropriately measure expected credit losses, management disaggregates the loan portfolio into similar risk characteristics, identical to those determined for the loan portfolio.  An estimated funding rate is then applied to the qualifying unfunded loan commitments and letters of credit using the Company's own historical experience to estimate the expected funded amount for each loan segment as of the reporting date.  Once the expected funded amount for each loan segment is determined, the loss rate, which is the calculated expected loan loss as a percentage of the amortized cost basis for each loan segment, is applied to calculate the ACL on OBS credit exposures as of the reporting date.  The ACL on OBS credit exposures is presented within accrued interest and other liabilities on the consolidated balance sheets.  As of June 30, 2025, and December 31, 2024, the ACL on OBS credit exposures totaled $622,579 and $703,975, respectively.

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

Note 7.  Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

Six Months Ended June 30,	2025

Balance at beginning of year	$704,488
MSRs capitalized	16,333
MSRs amortized	(61,018)
Balance at end of period	$659,803

Year Ended December 31,	2024

Balance at beginning of year	$787,013
MSRs capitalized	42,551
MSRs amortized	(125,076)
Balance at end of year	$704,488

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

	June 30,	December 31,
Assets: (market approach)	2025	2024

Level 1
U.S. Government securities	$17,112,196	$26,755,143

Level 2
U.S. GSE debt securities	$11,258,787	$10,963,515
Taxable Municipal securities	258,791	247,745
Tax-exempt Municipal securities	9,865,771	10,238,253
Agency MBS	114,625,221	102,256,237
ABS and OAS	1,818,812	1,957,765
CMO	3,463,732	6,805,535
Other investments	479,135	473,227
Level 2 Total	$141,770,249	$132,942,277

Grand Total	$158,882,445	$159,697,420

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

	June 30,	December 31,
Level 2	2025	2024
Assets: (market approach)
Individually analyzed loans, net of related allowance	$60,632	$0
Loans held-for-sale	858,100	0
MSRs (1)	659,803	704,488

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below.  The estimated fair values of the Company's financial instruments as of the balance sheet dates were as follows:

June 30, 2025		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$14,527	$14,527	$0	$0	$14,527
Debt securities AFS	158,882	17,112	141,770	0	158,882
Restricted equity securities	3,420	0	3,420	0	3,420
Loans and loans held-for-sale, net of ACL
Commercial & industrial	127,456	0	61	125,594	125,655
Purchased	11,534	0	0	11,035	11,035
Commercial real estate	484,214	0	0	467,277	467,277
Municipal	42,305	0	0	40,422	40,422
Residential real estate - 1st lien	226,503	0	0	213,578	213,578
Residential real estate - Jr lien	37,830	0	0	37,427	37,427
Consumer	2,936	0	0	2,969	2,969
MSRs (1)	660	0	1,137	0	1,137
Accrued interest receivable	4,443	0	4,443	0	4,443

Financial liabilities:
Deposits
Other deposits	913,455	0	912,371	0	912,371
Brokered deposits	19,511	0	19,687	0	19,687
Overnight borrowings	19,700	0	19,700	0	19,700
Short-term advances	0	0	0	0	0
Long-term advances	36,100	0	36,154	0	36,154
Repurchase agreements	46,228	0	46,228	0	46,228
Operating lease obligations	775	0	775	0	775
Finance lease obligations	3,082	0	3,082	0	3,082
Subordinated debentures	12,887	0	12,754	0	12,754
Accrued interest payable	470	0	470	0	470

(1) Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

December 31, 2024		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$110,940	$110,940	$0	$0	$110,940
Debt securities AFS	159,697	26,755	132,942	0	159,697
Restricted equity securities	2,629	0	2,629	0	2,629
Loans and loans held-for-sale, net of ACL
Commercial & industrial	123,320	0	0	120,746	120,746
Purchased	7,787	0	0	7,488	7,488
Commercial real estate	465,643	0	0	442,059	442,059
Municipal	66,919	0	0	64,702	64,702
Residential real estate - 1st lien	216,683	0	0	202,531	202,531
Residential real estate - Jr lien	35,400	0	0	34,923	34,923
Consumer	3,027	0	0	3,055	3,055
MSRs (1)	704	0	1,165	0	1,165
Accrued interest receivable	4,472	0	4,472	0	4,472

Financial liabilities:
Deposits
Other deposits	987,832	0	986,544	0	986,544
Brokered deposits	13,813	0	13,899	0	13,899
Short-term advances	41,500	0	41,505	0	41,505
Long-term advances	31,100	0	31,104	0	31,104
Repurchase agreements	48,944	0	48,944	0	48,944
Operating lease obligations	371	0	371	0	371
Finance lease obligations	3,198	0	3,198	0	3,198
Subordinated debentures	12,887	0	12,750	0	12,750
Accrued interest payable	2,409	0	2,409	0	2,409

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

Note 10.  Subsequent Events

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On July 16, 2025, the Company’s Board declared a cash dividend of $0.24 per common share, payable August 1, 2025, to shareholders of record as of July 15, 2025.  This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Period Ended June 30, 2025

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly owned subsidiary, Community National Bank, as of June 30, 2025 and December 31, 2024, and its consolidated results of operations for the three-month and six-month interim periods presented.  The Company is considered a “smaller reporting company” and a “non-accelerated filer” under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two-year, rather than a three-year, period and provide certain other smaller reporting company scaled disclosures where management deems it appropriate.

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
•

changes in laws or government rules, including the rules of the federal Consumer Financial Protection Bureau, or the way in which courts or government agencies interpret or implement those laws or rules, may increase our costs of doing business, causing us to limit or change our product offerings or pricing, or otherwise adversely affect the Company's business;

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

30

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

OVERVIEW

The Company’s consolidated assets as of June 30, 2025, were $1.17 billion compared to $1.25 billion as of December 31, 2024, a decrease of 6.6%.  Changes in the asset base included an increase in loans of $13.8 million. however, there was a substantial decrease in overnight deposits of $98.9 million, or 97.9%.  The increase in the loan portfolio was primarily attributable to increases of $11.9 million in residential first and Jr. lien loans, $18.8 million in CRE loans, $4.1 million in commercial & industrial and $3.8 million in purchased loans, which was partially offset by a decrease of $24.7 million in municipal loans. While cash funded the increase in the loan portfolio, the decrease in overnight deposits reflects decreases in deposit balances and payoff of borrowings that matured during the first quarter of 2025.

Total deposits as of June 30, 2025, were $933.0 million compared to $1.0 billion as of December 31, 2024, a decrease of approximately $68.7 million, or 6.9%.  Year to date, time deposits increased $10.1 million, or 5.4% and savings accounts increased $419 thousand, or 0.3%, while interest-bearing demand deposits decreased $44.2 million, or 14.5%, and money market funds decreased $39.1 million, or 23.1%.  A decrease in deposit balances is typical in the first and second quarters of the calendar year, due in part to the timing of customers income tax obligations and the spend down of deposited funds by Vermont municipal customers prior to their June 30 fiscal year end.  Borrowed funds decreased $16.8 million, or 23.1%, from December 31, 2024, due primarily to maturities in the BTFP funds, partially offset by new long-term FHLBB advances and overnight borrowings.

Total interest income increased approximately $1.7 million, or 12.5%, for the second quarter of 2025, and increased $3.3 million, or 12.7%, for the first six months of 2025, compared to the respective periods in 2024.  The growth in the volume of the loan portfolio and origination of loans at higher interest rates, as well as adjustable-rate loans repricing to current market rates, helped to support the increase in interest income in both comparison periods.

Total interest expense decreased $140 thousand, or 2.8%, for the second quarter of 2025, and increased $444 thousand, or 4.6%, for the first six months of 2025, compared to the respective periods in 2024.  While the rate environment continues to put pressure on the Company’s funding costs, including competitive deposit pricing, the year-over-year increase of $1.7 million, or 26.7%, in interest expense on the Company’s interest bearing deposit accounts was partially offset by a decrease of $1.4 million, or 63.3% in interest expense on borrowed funds due to the decrease in the average volume of borrowed funds.  Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section of this Management’s Discussion and Analysis for more information on the impact that the actions of the FRB’s FOMC in regulating interest rates, and changes in the yield curve, could have on our net interest income.

The credit loss expense for the second quarter of 2025 was $407,046 compared to $331,582 for the same quarter of 2024 and $732,100 for the first six months of 2025 compared to $645,161 for the same period in 2024, resulting in increases between periods of $75,464, or 22.8% and $86,939, or 13.5%, respectively.  In determining the current period credit loss expense management considers a number of factors, including loan growth and changes in balances of the loan categories within the current portfolio, changes in forecasts, historical loss rates and various qualitative factors, which management reviews and adjusts, as appropriate, in its ACL calculation to better reflect expected credit losses in the loan portfolio.  Please refer to Note 5 of the unaudited consolidated financial statements as well as the ACL and credit loss expense discussion in the Credit Risk section of this MD&A.

Consolidated net income for the second quarter of 2025 increased $1.3 million, or 48.8%, to $4.1 million compared to $2.7 million for the same quarter of 2024, and increased $2.0 million, or 36.6%, to $7.6 million for the first six months of 2025 compared to $5.6 million for the same period in 2024.  The increases in net interest income after credit loss expense of $1.7 million for the second quarter of 2025 and $2.8 million for the first six months of 2025, compared to the respective periods in 2024, were contributing factors to the increases in net income.  This change, along with significant changes in non-interest income and non-interest expense, are discussed in the appropriate sections of this Management’s Discussion and Analysis.

Equity capital increased to $106.3 million, with a book value per share of $18.69 as of June 30, 2025, compared to $98.0 million and a book value per share of $17.24 as of December 31, 2024.  Please refer to the section of this Management’s Discussion and Analysis titled “LIQUIDITY AND CAPITAL RESOURCES” for a discussion in of the changes in the Company’s equity capital for the six months ended June 30, 2025.

On July 16, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.24 per common share, payable on August 1, 2025, to shareholders of record on July 15, 2025.

As described in more detail below under “LIQUIDITY AND CAPITAL RESOURCES” as of June 30, 2025, the Company’s capital ratios, and those of our subsidiary Bank, were in excess of applicable regulatory requirements.

During the first quarter of 2025, CFS Partners, in which the Company held a one-third ownership interest, agreed to redeem all the limited liability company membership and distributional interests of Guaranty Bancorp, Inc. (“Guaranty”), representing a one-third ownership interest, contingent upon, and just prior to, consummation of Guaranty’s merger with and into Bar Harbor Bankshares.  That merger, and the related redemption of Guaranty’s ownership interest by CFS Partners, were completed on July 31, 2025.   Under the terms of the redemption agreement, beginning March 1, 2025, Guaranty Bancorp agreed to forego its distributional interest in CFS Partners through the closing date of the redemption. Accordingly, beginning March 1, 2025, the Company’s share of the profit and loss from the operations of CFS Partners’ sole subsidiary, CFSG, increased from one-third to 50%, and effective on July 31, 2025, the Company’s non-economic membership (governance) interest in CFS Partners likewise increased to 50%. The Company does not have a controlling interest in CFS Partners and will continue to account for its investment using the equity method.

Given the Company’s northern Vermont market area, management is assessing the potential risk to the local economy from recent trade policy developments between the United States and Canada. Canada is Vermont’s largest international trading partner; many businesses that rely on trade with Canada are now at risk of experiencing increased costs, reduced sales, and a sense of uncertainty about the future. Although management continues to evaluate the potential impact on the Company’s customers, trade negotiations are on-going, and the ultimate effect on these businesses remains uncertain. In light of these challenges, the Company’s own strategic focus will be to safeguard its balance sheet while supporting its customers and communities.

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

These policies are described in the Company’s 2024 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements.  There were no material changes during the first six months of 2025 in the Company’s critical accounting policies.

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

RESULTS OF OPERATIONS

The Company’s net income for the second quarter of 2025 was $4.1 million, or $0.72 per common share, compared to $2.7 million, or $0.49 per common share for the same quarter of 2024, and for the first six months of 2025 was $7.6 million, or $1.34 per common share, compared to $5.6 million, or $0.99 per common share, for the same period in 2024.  Core earnings (NII) were $9.9 million for the second quarter of 2025, compared to $8.1 million for the same period of 2024 and $19.3 million for the first six months of 2025, compared to $16.5 million for the same period in 2024.  Interest and fees on loans, the major component of interest income, increased $1.6 million, or 13.5% for the second quarter of 2025 compared to the same period of 2024 and increased $3.2 million, or 13.3% for the first six months of 2025 compared to the same period in 2024.  Interest paid on deposits, which is the major component of total interest expense, increased $612 thousand, or 18.2% for the second quarter of 2025 and increased $1.7 million, or 26.7% for the first six months of 2025, compared to the respective periods in 2024, driven primarily by increased deposit balances. Interest on borrowed funds decreased $830 thousand, or 65.1%, for the second quarter of 2025 compared to the same quarter of 2024 and decreased $1.4 million, or 63.3%, for the first six months of 2025 compared to the same period in 2024, primarily due to a decrease in average volume of borrowed funds in both comparison periods.  Market pressure on deposit rates has stabilized and a decrease in wholesale funding has resulted in an improved net interest margin and net interest spread.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized, as well as other equity ratios monitored by management, for the comparison periods presented.

Three Months Ended June 30,	2025	2024

Return on average assets	1.38%	0.99%
Return on average equity	15.62%	12.27%
Dividend payout ratio (1)	33.33%	46.94%
Average equity to average assets	8.82%	8.04%

Six Months Ended June 30,	2025	2024

Return on average assets	1.29%	1.01%
Return on average equity	15.05%	12.50%
Dividend payout ratio (1)	35.82%	46.46%
Average equity to average assets	8.57%	8.07%

(1) Dividends declared per common share divided by earnings per common share.

INTEREST INCOME VERSUS INTEREST EXPENSE (NII)

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

The Company’s tax-exempt interest income of $827,746 and $617,843 for the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively, was derived from loans to local municipalities of $42.4 million and $34.1 million, and tax-exempt municipal investment securities of $9.9 million and $10.3 million, as of June 30, 2025 and 2024, respectively.

The following table shows the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

Three Months Ended June 30,	2025	2024

Net interest income as presented	$9,894,542	$8,101,293
Effect of tax-exempt income	220,034	164,237
Net interest income, tax equivalent	$10,114,576	$8,265,530

Six Months Ended June 30,	2025	2024

Net interest income as presented	$19,332,864	$16,458,939
Effect of tax-exempt income	437,573	317,209
Net interest income, tax equivalent	$19,770,437	$16,776,148

The following tables present the daily average assets and the daily average liabilities, including the average yields on interest-earning assets and average expense on interest-bearing liabilities for the comparison periods presented. Interest income (excluding interest on non-accrual loans) is expressed on a tax equivalent basis, both in dollars and as a yield/rate for the comparison periods presented.  Net interest income, net interest spread, and net interest margin are also expressed on a tax equivalent basis.

	Three Months Ended June 30,
	2025			2024
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average Assets
Loans, net (1)	$941,386,340	$13,890,364	5.92%	$864,882,180	$12,209,973	5.68%
Taxable investment securities	153,071,042	948,048	2.48%	166,488,058	932,209	2.25%
Tax-exempt investment securities	9,905,691	101,786	4.12%	10,267,118	101,786	3.99%
Sweep and interest-earning accounts	6,167,063	71,857	4.67%	4,343,705	54,452	5.04%
Other investments (2)	3,421,316	58,595	6.87%	3,179,253	63,270	8.00%
Total interest-earning assets	$1,113,951,452	$15,070,650	5.43%	$1,049,160,314	$13,361,690	5.12%
Cash and due from banks	10,335,541			10,633,735
Premises and equipment	12,040,591			12,578,195
BOLI	5,345,590			5,260,952
Goodwill	11,574,269			11,574,269
Other assets	28,454,270			22,580,312
Total assets	$1,181,701,713			$1,111,787,777

Average Liabilities and Shareholders' Equity
Interest-bearing transaction accounts	$279,900,063	$1,297,716	1.86%	$269,333,402	$1,266,535	1.89%
Money market funds	155,127,528	952,990	2.46%	124,253,641	737,873	2.39%
Savings deposits	142,284,530	30,602	0.09%	147,164,162	32,447	0.09%
Time deposits	194,362,851	1,690,700	3.49%	145,399,534	1,322,980	3.66%
Repurchase agreements	46,627,866	298,057	2.56%	29,128,815	177,871	2.46%
Borrowed funds	40,987,385	426,758	4.18%	103,634,110	1,255,272	4.87%
Finance lease obligations	3,101,428	17,838	2.30%	3,331,479	19,152	2.30%
Junior subordinated debentures	12,887,000	241,413	7.51%	12,887,000	284,030	8.86%
Total interest-bearing liabilities	$875,278,651	$4,956,074	2.27%	$835,132,143	$5,096,160	2.45%
Noninterest bearing deposits	193,247,249			181,445,666
Other liabilities	8,947,041			5,793,166
Total liabilities	1,077,472,941			1,022,370,975
Shareholders' equity	104,228,772			89,416,802
Total liabilities and shareholders' equity	$1,181,701,713			$1,111,787,777

Net interest income		$10,114,576			$8,265,530
Net interest spread (3)			3.16%			2.67%
Net interest margin (4)			3.64%			3.17%

(1)

Included in net loans are non-accrual loans with average balances of $8,742,987 and $6,377,110 for the three months ended June 30, 2025 and 2024, respectively. Loans are stated net of unearned discount and ACL, plus loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $68,794,557 and $58,625,102 for the three months ended June 30, 2025 and 2024, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $2,356,166 and $2,114,103 for the three months ended June 30, 2025 and 2024, respectively, with a dividend rate of approximately 7.39% and 8.4%, respectively, per quarter.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

	Six Months Ended June 30,
	2025			2024
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average Assets
Loans, net (1)	$935,652,854	$27,301,560	5.88%	$855,916,469	$24,019,787	5.64%
Taxable investment securities	151,427,796	1,807,276	2.41%	170,916,364	1,904,557	2.24%
Tax-exempt investment securities	10,062,604	203,573	4.08%	10,314,582	203,573	3.97%
Sweep and interest-earning accounts	18,157,674	393,806	4.37%	5,400,927	140,385	5.23%
Other investments (2)	3,157,144	106,485	6.80%	2,714,732	105,655	7.83%
Total interest-earning assets	1,118,458,072	$29,812,700	5.38%	$1,045,263,074	$26,373,957	5.07%
Cash and due from banks	10,220,111			10,306,442
Premises and equipment	12,042,812			12,481,206
BOLI	5,335,511			5,250,400
Goodwill	11,574,269			11,574,269
Other assets	28,088,218			21,877,830
Total assets	$1,185,718,993			$1,106,753,221

Average Liabilities and Shareholders' Equity
Interest-bearing transaction accounts	$288,056,314	$2,680,558	1.88%	$278,669,658	$2,635,415	1.90%
Money market funds	160,696,720	2,022,522	2.54%	122,765,982	1,366,838	2.24%
Savings deposits	142,601,501	59,478	0.08%	148,958,173	64,055	0.09%
Time deposits	191,963,068	3,395,357	3.57%	138,139,607	2,373,699	3.46%
Repurchase agreements	46,267,496	584,016	2.55%	31,275,434	376,762	2.42%
Borrowed funds	36,883,171	779,565	4.26%	90,641,242	2,181,613	4.84%
Finance lease obligations	3,130,815	36,009	2.30%	3,359,597	38,628	2.30%
Junior subordinated debentures	12,887,000	484,758	7.59%	12,887,000	560,799	8.75%
Total interest-bearing liabilities	882,486,085	$10,042,263	2.29%	826,696,693	$9,597,809	2.33%
Noninterest bearing deposits	191,995,481			185,401,062
Other liabilities	9,626,584			5,375,312
Total liabilities	1,084,108,150			1,017,473,067
Shareholders' equity	101,610,843			89,280,154
Total liabilities and shareholders' equity	$1,185,718,993			$1,106,753,221

Net interest income		$19,770,437			$16,776,148
Net interest spread (3)			3.09%			2.74%
Net interest margin (4)			3.56%			3.23%

(1)

Included in net loans are non-accrual loans with average balances of $8,736,815 and $6,450,580 for the six months ended June 30, 2025 and 2024, respectively. Loans are stated net of unearned discount and ACL, and include loans held-for-sale and tax-exempt loans to local municipalities with average balances of $68,549,058 and $57,613,672 for the six months ended June 30, 2025 and 2024, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $2,091,994 and $1,649,582, respectively, with a dividend rate of approximately 7.02% and 8.4%, respectively, for the six months ended June 30, 2025 and 2024, respectively.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three-and six-month periods ended June 30, 2025 increased 6.2% and 7.0%, respectively, compared to the same periods last year, and the average yield on interest-earning assets increased 31 bps in both periods.

The average volume of loans increased over the three- and six-month comparison periods of 2025 versus 2024 by 8.9% and 9.3%, respectively, and the average yield on loans increased 24 bps in both periods.  Loans accounted for 84.5% and 83.7% of the average interest-earning asset portfolio for the three- and six-month periods ended June 30, 2025, compared to 82.4% and 81.9%, respectively, for the same periods last year.  Interest earned on the loan portfolio as a percentage of total interest income was 92.2% and 91.6%, respectively, for the three- and six-month periods in 2025 compared to 91.4% and 91.1%, respectively, for the same periods in 2024.

The average volume of the taxable investment portfolio (classified as AFS) decreased 8.1% and 11.4%, respectively, during the three- and six-month periods ended June 30, 2025, compared to the same periods last year, while the average yield increased 23 bps and 17 bps, respectively, between periods.  There were purchases of taxable AFS investment securities during the first three months of 2025, however maturities and paydowns on this portfolio in 2024 and into 2025 exceeded purchases during the same time period, accounting for the decrease in average volume year over year.

The average volume of the tax-exempt investment portfolio (classified as AFS) for the three- and six-month periods ended June 30, 2025 decreased 0.2% in both periods, while the tax equivalent yield increased 13 bps and 11 bps, respectively.  There were no tax-exempt bond purchases during the first six months of 2025, accounting for the decrease in average volume in this portfolio.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest-bearing account at the FRBB, increased 42.0% and 236.2%, respectively, for the three- and six-months ended June 30, 2025, compared to the same periods in 2024.  The average volume grew steadily during the last half of 2024 with the influx of customer deposit accounts, primarily municipal deposit accounts.  The average yield on these funds decreased 37 bps and 86 bps, respectively, for the three- and six-month periods ended June 30, 2025, versus the same periods in 2024.

The average volume of interest-bearing liabilities for the three- and six-month periods ended June 30, 2025 increased 4.9% and 6.8%, respectively, compared to the same periods in 2024, while the average rate paid on interest-bearing liabilities decreased 18 bps and four bps, respectively.

The average volume of interest-bearing transaction accounts increased 3.9% and 3.4%, respectively, for the three- and six-month periods ended June 30, 2025, compared to the same periods of 2024, reflecting moderate growth year over year. The average rate paid on these accounts decreased three bps and two bps, respectively, between comparison periods.  Interest-bearing transaction accounts comprised 32.0% and 32.6% of the average interest-bearing liabilities portfolio for the three- and six-month periods ended June 30, 2025, compared to 32.3% and 33.7%, respectively, for the same periods last year.  Interest paid on these funds accounted for 26.2% and 26.7%, respectively, of total interest expense for the three- and six-month periods of 2025 compared to 24.9% and 27.5%, respectively, for the same periods in 2024.

The average volume of money market accounts increased 24.9% and 30.9%, respectively, for the three- and six-month periods ended June 30, 2025, compared to the same periods in 2024, while the average rate paid on these deposits increased seven bps and 30 bps, respectively.

The average volume of savings accounts decreased 3.3% and 4.3%, respectively, for the three- and six-month periods ended June 30, 2025, compared to the same periods in 2024. There was no change in the average rate paid on these accounts in the three-month period ended June 30, 2025 compared to 2024, while the average rate paid on these accounts decreased one bp in the six-month period ended June 30, 2025 compared to 2024.

The average volume of time deposits increased 33.7% and 39.0%, respectively, for the three- and six-month periods ended June 30, 2025, compared to the same periods in 2024, and the average rate paid decreased 17 bps and increased 11 bps, respectively.

The average volume of repurchase agreements increased 60.1% and 47.9%, respectively, for the three- and six-month periods ended June 30, 2025, compared to the same periods in 2024, and the average rate paid increased 10 bps and 13 bps, respectively, between comparison periods.

The Company utilized borrowed funds to fund loan growth and cover deposit outflows during 2023 and into the first and second quarters of 2024, but as deposit accounts began to increase, the need for these funds decreased, accounting for the 60.5% and 59.3% decrease in average volume of borrowed funds during the three- and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024.  The average rate paid on borrowed funds decreased as well by 69 bps and 58 bps for the three- and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024.

In summary, between the three- and six-month periods ended June 30, 2025 and 2024, the average yield on interest-earning assets increased 31 bps in both periods and the average rate paid on interest-bearing liabilities decreased 18 bps and four bps, respectively.  Net interest spread increased 49 bps and 35 bps, respectively, for the three- and six-month periods ended June 30, 2025 versus the same periods in 2024, and the net interest margin increased 47 bps and 34 bps, respectively.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the interim periods presented for 2025 and 2024 resulting from volume changes in daily average assets and daily average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Compared to			Compared to
	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance

Average Interest-Earning Assets

Loans, net	$599,968	$1,080,423	$1,680,391	$1,045,494	$2,236,279	$3,281,773
Taxable investment securities	98,797	(82,958)	15,839	135,626	(232,907)	(97,281)
Tax-exempt investment securities	3,712	(3,712)	0	5,098	(5,098)	0
Sweep and interest-earning accounts	(5,444)	22,849	17,405	(78,345)	331,766	253,421
Other investments	(9,490)	4,815	(4,675)	(16,396)	17,226	830
Total	$687,543	$1,021,417	$1,708,960	$1,091,477	$2,347,266	$3,438,743

Average Interest-Bearing Liabilities

Interest-bearing transaction accounts	$(18,474)	$49,655	$31,181	$(43,543)	$88,686	$45,143
Money market funds	31,654	183,463	215,117	233,181	422,503	655,684
Savings deposits	(750)	(1,095)	(1,845)	(2,055)	(2,522)	(4,577)
Time deposits	(77,846)	445,566	367,720	95,600	926,058	1,021,658
Repurchase agreements	13,155	107,031	120,186	26,841	180,413	207,254
Borrowed funds	(175,649)	(652,865)	(828,514)	(266,412)	(1,135,636)	(1,402,048)
Finance lease obligations	5	(1,319)	(1,314)	(10)	(2,609)	(2,619)
Junior subordinated debentures	(42,617)	0	(42,617)	(76,041)	0	(76,041)
Total	$(270,522)	$130,436	$(140,086)	$(32,439)	$476,893	$444,454

Changes in net interest income	$958,065	$890,981	$1,849,046	$1,123,916	$1,870,373	$2,994,289

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

Variance due to volume = Change in volume x old rate

Items which have shown a year-to-year decrease in volume have variances allocated as follows:

Variance due to rate = Change in rate x old volume

Variances due to volume = Change in volume x new rate

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	Income	Percent	2025	2024	Income	Percent

Service fees	$969,775	$964,181	$5,594	0.58%	$1,856,557	$1,862,101	$(5,544)	-0.30%
Income from sold loans	96,705	98,469	(1,764)	-1.79%	166,082	177,573	(11,491)	-6.47%
Other income from loans	331,759	278,223	53,536	19.24%	601,927	532,824	69,103	12.97%
Other income
Income from CFS Partners	548,308	328,598	219,710	66.86%	797,658	622,925	174,733	28.05%
Other miscellaneous income	112,164	102,946	9,218	8.95%	215,096	210,901	4,195	1.99%
Total non-interest income	$2,058,711	$1,772,417	$286,294	16.15%	$3,637,320	$3,406,324	$230,996	6.78%

Total non-interest income increased $286,294, or 16.2%, and $230,996 or 6.8%, respectively, for the three and six months ended June 30, 2025, compared to the same periods in 2024, with significant changes noted in the following:

•

The volume of loans sold into the secondary market during the first six months of 2025 decreased by $171 thousand compared to the same period last year, accounting for the decrease in income from sold loans between periods.

•

Increases in Commercial LOC annual renewal fees and residential doc fees amounting to $50 thousand and $14 thousand, respectively, account for the moderate increase in other income from loans year over year.

•

Income from CFS Partners increased between periods due in part to a strong equity market and successful retention of managed accounts, as well as an increase, commencing March 1, 2025, in the Company’s share of CFSG’s net income from 33.3% to 50%. CFSG’s income is derived primarily from asset-based fees on managed accounts and in addition, CFS Partners has a small portion of its equity capital invested in the stock market, with performance generally reflecting stock market conditions.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	Expense	Percent	2025	2024	Expense	Percent

Salaries and wages	$2,392,661	$2,288,000	$104,661	4.57%	$4,712,727	$4,746,000	$(33,273)	-0.70%
Employee benefits	1,056,273	954,154	102,119	10.70%	2,074,245	1,853,390	220,855	11.92%
Occupancy expenses, net	794,451	694,230	100,221	14.44%	1,576,307	1,416,733	159,574	11.26%
Other expenses
Charged-off checks	563	5,471	(4,908)	-89.71%	(44,950)	39,527	(84,477)	-213.72%
Outsourcing expense	71,243	145,503	(74,260)	-51.04%	187,872	285,889	(98,017)	-34.28%
Service contracts - administrative	184,260	201,875	(17,615)	-8.73%	406,331	384,639	21,692	5.64%
Consultant services	91,241	59,709	31,532	52.81%	182,990	119,418	63,572	53.23%
FDIC insurance	146,714	140,531	6,183	4.40%	344,674	296,637	48,037	16.19%
Collection & non-accruing loan expense	5,000	90,500	(85,500)	-94.48%	7,000	138,500	(131,500)	-94.95%
ATM & debit card expense	193,358	174,727	18,631	10.66%	374,766	339,333	35,433	10.44%
State deposit tax	270,767	255,222	15,545	6.09%	534,341	510,752	23,589	4.62%
Other miscellaneous expenses	1,460,869	1,261,649	199,220	15.79%	2,814,707	2,440,898	373,809	15.31%
Total non-interest expense	$6,667,400	$6,271,571	$395,829	6.31%	$13,171,010	$12,571,716	$599,294	4.77%

Total non-interest expense increased $395,829, or 6.3%, and $599,294 or 4.8%, for the three and six months ended June 30, 2025, compared to the same periods in 2024, with significant changes noted in the following:

•

Although an increase is noted in salaries and wages for the second quarter of 2025, a decrease is noted year over year which reflects changes in senior leadership as well as unfilled positions in 2025.

•	The increase in employee benefits is attributable to an increase in health insurance claims year over year under the Company’s self-insured health insurance plan.

•

The increase in occupancy expense year over year is primarily due to normal increases in contracted services, including increased expenses for plowing and sanding during the winter months as well as increases in maintenance on buildings.

•

The Company received a recovery for a $53 thousand fraudulent check during the first quarter of 2025 that was charged off in 2024, accounting for most of the decrease in charged-off checks year over year.

•	The decrease in outsourcing expense is attributable to a renegotiated contract from the Company’s core provider.

•

The year over year increase in service contracts - administrative is due to a combination of new contracts, an increase in transaction-based pricing for certain contracts, and contractual inflationary adjustment factors that are higher than historical increase adjustments. The quarter over quarter decrease is due to the timing of credits from a vendor to correct prior year invoices.

•	The increase in FDIC insurance is attributable to an increase in the assessment multiplier.

•	The increase in consultant services is attributable to an increased utilization of these services for branch network and technology projects during 2025.

•	Collection & non-accruing loan expenses were lower year over year due to the recovery of expenses associated with properties in foreclosure that were resolved.

•	ATM & debit card expenses are transaction-based and reflect increased customer activity year over year, as well as annual contractual price adjustments.

•	The increase in state deposit tax is attributable to an increase in average deposits which is used in the calculation of taxes due.

APPLICABLE INCOME TAXES

The provision for income taxes increased $276,660, or 51.0%, for the second quarter of 2025 and $384,544, or 35.0%, for the first six months of 2025 compared to the same periods in 2024, which is consistent with the increase in income before income taxes.  Tax credits, which consist of credits from affordable housing investments and NMTC, amounted to $249,612 and $174,612, for the second quarter of 2025 and 2024, and $499,224 and $349,224, respectively, for the first six months of 2025 and 2024.  The Company’s investment in a project during the last quarter of 2024 generated NMTC for that quarter and for the six months of 2025, accounting for the increase in tax credits between comparison periods.

Amortization expense related to the affordable housing investments and NMTC is included as a component of income tax expense and amounted to $148,890 and $149,202, for the second quarter of 2025 and 2024 and $297,780 and $298,404, respectively, for the first six months of 2025 and 2024.  These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 5% and 7%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as of the balance sheet dates:

	June 30, 2025		December 31, 2024
Assets
Loans	$941,762,995	80.73%	$927,940,805	74.30%
AFS securities	158,882,445	13.62%	159,697,420	12.79%

Liabilities
Demand deposits	201,784,574	17.30%	197,697,470	15.83%
Interest-bearing transaction accounts	260,019,923	22.29%	304,212,085	24.36%
Money market funds	130,403,424	11.18%	169,533,067	13.57%
Savings deposits	143,344,871	12.29%	142,925,828	11.44%
Time deposits	197,413,067	16.92%	187,276,308	14.99%
Overnight borrowings	19,700,000	1.69%	0	0.00%
Long-term advances	36,100,000	3.09%	72,600,000	5.81%

The following table reflects the changes in the composition of the Company's major categories of assets and liabilities between the balance sheet dates, as disclosed in the table above:

	Volume Change	Percentage
Assets
Loans	$13,822,190	1.49%
AFS securities	(814,975)	-0.51%

Liabilities
Demand deposits	4,087,104	2.07%
Interest-bearing transaction accounts	(44,192,162)	-14.53%
Money market funds	(39,129,643)	-23.08%
Savings deposits	419,043	0.29%
Time deposits	10,136,759	5.41%
Overnight borrowings	19,700,000	100.00%
Long-term advances	(36,500,000)	-50.28%

The increase in the loan portfolio during the first six months of 2025 was primarily attributable to increases in CRE loans, and residential real estate 1st lien loans.

The decrease in the securities AFS portfolio at June 30, 2025 is attributable to the combined effect during the first six months of the year of purchases totaling $17.1 million and a decrease of $4.2 million in unrealized losses reflected in OCI, which was more than offset by maturities of $11.3 million and principal payments on MBS, ABS and CMO investments totaling $9.9 million.  In management’s view, the size of the AFS securities portfolio is appropriate and proportional to the overall asset base, as this portfolio serves a significant role in the Company’s liquidity position.

The decrease in interest-bearing transactions accounts at June 30, 2025 from year end 2024 is attributable to a cyclical decrease of $15.8 million, or 36.8% in government agency accounts for our municipal customers, a decrease of $17.4 million or 15.9%, in ICS accounts, and a decrease of $11.0 million, or 10.2% in retail deposit accounts.  The decrease in money market accounts was driven by a decrease of $36.9 million, or 83.1%, in ICS accounts, and a decrease in retail money market accounts of $862 thousand, or 0.7%, as well as a decrease in municipal money market deposits of $1.4 million, or 33.8%.  The increase in time deposits is attributable to an increase in brokered time deposits.  In addition to the brokered time deposits, the Company used overnight deposits to cover maturities in borrowed funds during the first six months of 2025 and used those funds to cover fluctuations in aggregate deposits during the same period, enabling the Company to rely less on other sources of funding.

Uninsured Deposits

Estimated deposits in excess of the FDIC insurance level amounted to $228.3 million as of June 30, 2025 and $258.0 million as of December 31, 2024.  The estimated balance of $41.1 million of uninsured time deposits as of June 30, 2025 was made up of time CDs of $37.4 million and retirement accounts of $3.7 million.  Increments of maturity of these time deposits are summarized as follows:

3 months or less	$21,693,586
Over 3 through 6 months	14,988,138
Over 6 through 12 months	4,423,326
Total	$41,105,050

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, thereby impacting NII, the primary component of the Company’s earnings.  Fluctuations in interest rates can also have an impact on liquidity.  The ALCO uses an outside consultant to perform rate shock simulations to the Company's net interest income, as well as a variety of other analyses.  It is ALCO’s function to provide the assumptions used in the modeling process.  Assumptions used in prior period simulation models are regularly tested by comparing projected NII with actual NII.  The ALCO utilizes the results of the simulation model to quantify the estimated exposure of NII and liquidity to sustain interest rate changes.  The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company’s balance sheet.  The model also simulates the balance sheet’s sensitivity to a prolonged flat rate environment. All rate scenarios are simulated, assuming a parallel shift of the yield curve; however further simulations are performed utilizing non-parallel changes in the yield curve, including an inverted yield curve.  The results of this sensitivity analysis are compared to the ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 bp shift upward and a 100 bp shift downward in interest rates.

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

The following table summarizes the estimated impact on the Company's NII over a twelve-month period, assuming a gradual parallel shift of the yield curve beginning June 30, 2025:

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

As of June 30, 2025, the Company had $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear interest at a quarterly floating rate equal to 3-month CME SOFR, as adjusted by a spread adjustment factor of 0.26161, plus 2.85%.  The quarterly floating rate in effect on the debentures was 7.41% for the June 2025 payment, compared to a floating rate of 8.44% for the June 2024 payment.

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

Residential mortgage loans represented 28.2% of the Company’s loan balances as of June 30, 2025, compared to 27.4% as of December 31, 2024.  The Company maintains a residential mortgage loan portfolio of traditional mortgage products and does not offer higher risk loan products, such as option adjustable-rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates.  Residential mortgages with loan-to-value ratios exceeding 80% are generally covered by PMI.  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  As of June 30, 2025, junior lien home equity products made up 14.4% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%.  The Company also originates some home equity loans with loan-to-value ratios greater than 80% under an insured loan program with stringent underwriting criteria.

The following tables show the estimated maturities within the Company’s loan portfolio as of June 30, 2025.

	Fixed Rate Loans
	Within	2 - 5	6 - 15	Over
	1 Year	Years	Years	15 Years	Total

Commercial & industrial	$4,868,092	$27,007,486	$26,695,700	$0	$58,571,278
Purchased (1)	6,348	3,148,348	8,412,056	0	11,566,752
Commercial real estate	15,756,215	8,460,478	17,867,147	1,159,603	43,243,443
Municipal	20,242,880	4,288,033	5,403,270	0	29,934,183
Residential real estate - 1st lien	296,364	2,637,506	22,597,527	58,884,238	84,415,635
Residential real estate - Jr lien	64,364	414,764	4,168,050	62,428	4,709,606
Consumer	492,588	2,028,902	25,694	0	2,547,184
Total Loans	$41,726,851	$47,985,517	$85,169,444	$60,106,269	$234,988,081

	Variable Rate Loans
	Within	2 - 5	6 - 15	Over
	1 Year	Years	Years	15 Years	Total

Commercial & industrial	$25,524,272	$28,989,084	$8,804,139	$6,269,111	$69,586,606
Commercial real estate	2,515,318	5,414,308	115,312,946	324,507,200	447,749,772
Municipal	0	0	9,347,535	3,129,595	12,477,130
Residential real estate - 1st lien	419,955	3,183,102	16,745,979	122,750,935	143,099,971
Residential real estate - Jr lien	846,101	515,635	12,780,917	19,304,874	33,447,527
Consumer	56,961	171,276	185,671	0	413,908
Total Loans	$29,362,607	$38,273,405	$163,177,187	$475,961,715	$706,774,914

(1)

Consists of commercial loans totaling $6 thousand within 1 year; $2.9 million in 2 – 5 years and $526 thousand in 6 – 15 years and consumer loans of $0, $186 thousand and $7.9 million in those maturity categories, respectively.

The Company experienced solid growth in the CRE loan portfolios, which is consistent with its strategic focus on commercial lending.  Commercial & industrial, purchased, CRE and municipal loans collectively comprised 71.5% of the Company’s loan portfolio as of June 30, 2025, compared to 72.3% as of December 31, 2024.  The largest components of the CRE portfolio were $131.5 million in owner-occupied CRE and $165.1 million in non-owner occupied CRE as of June 30, 2025, compared to $125.5 million and 154.6 million, respectively, as of December 31, 2024.

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD.  As of June 30, 2025, the Company had $28.1 million in guaranteed loans with guaranteed balances of $19.1 million, compared to $25.5 million in guaranteed loans with guaranteed balances of $17.2 million as of December 31, 2024.  PPP loans with outstanding balances of $24 thousand as of June 30, 2025, and $43 thousand as of December 31, 2024, are included in these totals, all of which carry a 100% guarantee through the SBA, subject to borrower eligibility requirements.

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

Credit loss expense

The credit loss expense was made up of the following components for the periods indicated:

Three Months Ended	June 30,		Change
	2025	2024	$	%
Credit loss expense - loans	$394,622	$351,921	$42,701	12.13%
Credit loss expense (reversal) - OBS credit exposure	12,424	(20,339)	32,763	-161.08%
Credit loss expense	$407,046	$331,582	$75,464	22.76%

Six Months Ended	June 30,		Change
	2025	2024	$	%
Credit loss expense - loans	$813,496	$669,721	$143,775	21.47%
Credit loss reversal - OBS credit exposure	(81,396)	(24,560)	(56,836)	231.42%
Credit loss expense	$732,100	$645,161	$86,939	13.48%

The increase in the credit loss expense on loans in both periods of 2025 compared to the same periods of 2024, was due in part to changes in the economic forecast, prepayments speeds, loan curtailments and adjustments to certain qualitative factors used in the model, as well as an increase in the volume of the loan portfolio.  The increase in the OBS credit exposure for the three months ended June 30, 2025 is attributable to an increase in unfunded loan commitments under contract and the decrease in the six months ended June 30, 2025 is attributable to a decrease in unfunded loan commitments under contract.

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

The following table summarizes the Company’s credit risk ratios for the balance sheet dates presented:

	June 30,	December 31,
	2025	2024

ACL to total loans outstanding	1.12%	1.06%
ACL	$10,549,531	$9,810,212
Loans outstanding	$941,762,995	$927,940,805

Non-accruing loans to loans outstanding	0.92%	0.90%
Non-accruing loans	$8,674,342	$8,338,166
Loans outstanding	$941,762,995	$927,940,805

ACL to non-accruing loans	121.62%	117.65%
ACL	$10,549,531	$9,810,212
Non-accruing loans	$8,674,342	$8,338,166

The following table shows the breakdown of the ACL by loan segment and the percentage of loans in each category to total loans in the respective portfolios at the date indicated:

	June 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent

Commercial & industrial	$697,125	13.61%	$727,488	13.37%
Purchased	32,580	1.23%	22,415	0.84%
Commercial real estate	6,760,034	52.14%	6,487,700	50.88%
Municipal	106,028	4.50%	167,719	7.23%
Residential real estate - 1st lien	2,602,099	24.16%	2,087,034	23.50%
Residential real estate - Jr lien	326,582	4.05%	291,239	3.85%
Consumer	25,083	0.31%	26,617	0.33%
Total	$10,549,531	100.00%	$9,810,212	100.00%

The second quarter ACL analysis indicated that the reserve balance of $10.5 million as of June 30, 2025, was sufficient to cover expected credit losses that are probable and estimable as of the measurement date.  Included in the ACL calculation for the second quarter of 2025 are adjustments to certain qualitative factors made by management, including a decrease in the risk status of the qualitative factors for loan review in the commercial and CRE segments to reflect the strong loan review system that is in place, as discussed in Note 5 of the accompanying unaudited interim consolidated financial statements.

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

Net charge-offs during the periods presented to average loans outstanding were as follows:

For the Six Months Ended June 30,	2025	2024

Commercial & industrial	-0.02%	-0.08%
Net charge-offs during the period	$(23,104)	$(107,450)
Average amount outstanding	$124,770,912	$126,491,436

Purchased	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$9,558,456	$9,994,314

Commercial real estate	0.00%	-0.01%
Net charge-offs during the period	$0	$(45,393)
Average amount outstanding	$479,691,041	$427,244,969

Municipal	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$68,549,058	$57,613,672

Residential real estate - 1st lien	0.00%	0.00%
Net recoveries during the period	$219	$0
Average amount outstanding	$223,510,841	$209,128,975

Residential real estate - Jr lien	0.00%	0.01%
Net recoveries during the period	$0	$2,415
Average amount outstanding	$36,512,026	$31,625,031

Consumer	-2.13%	-0.81%
Net charge-offs during the period	$(51,292)	$(26,303)
Average amount outstanding	$2,404,792	$3,236,126

Total loans	-0.01%	-0.02%
Net charge-offs during the period	$(74,177)	$(176,731)
Average amount outstanding	$944,997,126	$865,334,523

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk more than the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first six months of 2025, the Company did not engage in any activity that created any additional types of OBS risk.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, or when the Company experiences deposit outflows; it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits acquired through the CDARS and/or ICS programs provide an alternative funding source when needed.  As of June 30, 2025, and December 31, 2024, the Company had $0 and $236 thousand in one-way CDARS deposits, and no one-way ICS deposits outstanding at either period end.  In addition, two-way (reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, enhance the Company’s ability to retain larger deposit balances by allowing the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits through the exchange of deposits with other participating FDIC-insured financial institutions.  As of June 30, 2025 and December 31, 2024, the Company reported $2.4 million and $2.5 million, respectively, in reciprocal CDARS deposits.  The balance in ICS reciprocal money market deposits was $7.5 million as of June 30, 2025, compared to $44.4 million as of December 31, 2024, and the balance in ICS reciprocal demand deposits as of those dates was $92.1 million and $109.5 million, respectively.

Additionally, the Company had brokered deposits from another source totaling approximately $19.5 million as of June 30, 2025 and $13.8 million as of December 31, 2024.  This relationship has provided convenient and timely access to short-term funding that is easily accessible without any detrimental effect on the pricing of the core deposit base.

As of June 30, 2025 and December 31, 2024, borrowing capacity of $108.7 million for both periods was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances of $55.8 million and $31.1 million, respectively.

The following table reflects the Company’s outstanding advances with FHLBB as of the dates indicated:

	June 30,	December 31,
	2025	2024

FHLBB Long-Term Advances
FHLBB term advance, 0.00%, due November 12, 2025 (1)	$300,000	$300,000
FHLBB term advance, 0.00%, due November 13, 2028 (1)	800,000	800,000
FHLBB option advance, 4.54%, due May 15, 2026	10,000,000	10,000,000
FHLBB option advance, 4.74%, due May 26, 2026	5,000,000	5,000,000
FHLBB option advance, 3.89%, due February 01, 2027	0	5,000,000
FHLBB option advance, 4.27%, due June 07, 2027	10,000,000	10,000,000
FHLBB option advance, 3.66%, due March 26, 2027	5,000,000	0
FHLBB option advance, 3.51%, due March 27, 2028	5,000,000	0
Total Long-Term Advances	36,100,000	31,100,000

Overnight Borrowings
Correspondent Banks, 4.52%	19,700,000	0

Total Advances and Overnight Borrowings	$55,800,000	$31,100,000

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

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $66.1 million and $60.8 million, respectively, as of June 30, 2025, and December 31, 2024.  Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 450 bps.  The Company had no outstanding advances through this facility as of June 30, 2025, or December 31, 2024.

As of June 30, 2025, and December 31, 2024, the Company had an unsecured line of credit of $12.5 million with a correspondent bank.  The Company had no outstanding advances against this credit line as of the balance sheet dates.

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

During the third quarter of 2024, the Company adopted a stock repurchase program authorizing the repurchase of up to 275,000 shares of the Company’s common stock, representing approximately 5% of the outstanding common shares.  Purchases under the program may be on such terms, including price, as market conditions warrant, and may be made through open market purchases or in privately negotiated transactions, as Management deems appropriate.  The repurchase authorization expires in July, 2029 unless extended, or earlier terminated, by the Board.  Notwithstanding the program’s five-year term, the Board reviews and re-evaluates the program annually in light of the Company’s then current capital needs, the number and cost of shares repurchased, the number of shares remaining for repurchase under the authorization, and other relevant factors. In addition, management will confer with the FRBB regarding the program, as appropriate in the circumstances. As of June 30, 2025, 29,813 shares had been repurchased since the inception of the program, for an aggregate purchase price of $548,218.

The following table illustrates the changes in shareholders' equity from December 31, 2024, to June 30, 2025:

Balance as of December 31, 2024 (book value $17.24 per common share)	$98,048,205
Net income	7,585,231
Issuance of common stock through the DRIP	715,681
Dividends declared on common stock	(2,690,221)
Dividends declared on preferred stock	(56,250)
Repurchase of shares through the stock buyback program	(548,218)
Change in AOCI on AFS securities, net of tax	3,288,979
Balance as of June 30, 2025 (book value $18.69 per common share)	$106,343,407

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

As of June 30, 2025, the Bank was considered well capitalized under the standard regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as currently applicable regulatory capital requirements, as of the balance sheet dates:

					Minimum		Minimum
			Minimum		For Capital		To Be Well
			For Capital		Adequacy Purposes		Capitalized Under
			Adequacy		with Conservation		Prompt Corrective
	Actual		Purposes		Buffer (1)		Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2025
Common equity tier 1 capital (to risk-weighted assets)
Company	$105,757	12.07%	$39,443	4.50%	$61,356	7.00%	N/A	N/A
Bank	$119,095	13.60%	$39,419	4.50%	$61,318	7.00%	$56,938	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$120,144	13.71%	$52,591	6.00%	$74,504	8.50%	N/A	N/A
Bank	$119,095	13.60%	$52,558	6.00%	$74,457	8.50%	$70,078	8.00%
Total capital (to risk-weighted assets)
Company	$131,103	14.96%	$70,121	8.00%	$92,034	10.50%	N/A	N/A
Bank	$130,048	14.85%	$70,078	8.00%	$91,977	10.50%	$87,597	10.00%
Tier 1 capital (to average assets)
Company	$120,144	10.15%	$47,356	4.00%	N/A	N/A	N/A	N/A
Bank	$119,095	10.06%	$47,337	4.00%	N/A	N/A	$59,172	5.00%

December 31, 2024:
Common equity tier 1 capital (to risk-weighted assets)
Company	$100,751	11.90%	$38,086	4.50%	$59,244	7.00%	N/A	N/A
Bank	$114,323	13.52%	$38,053	4.50%	$59,194	7.00%	$54,966	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$115,138	13.60%	$50,781	6.00%	$71,940	8.50%	N/A	N/A
Bank	$114,323	13.52%	$50,738	6.00%	$71,879	8.50%	$67,650	8.00%
Total capital (to risk-weighted assets)
Company	$125,652	14.85%	$67,708	8.00%	$88,867	10.50%	N/A	N/A
Bank	$124,837	14.76%	$67,650	8.00%	$88,791	10.50%	$84,563	10.00%
Tier 1 capital (to average assets)
Company	$115,138	9.46%	$48,690	4.00%	N/A	N/A	N/A	N/A
Bank	$114,323	9.40%	$48,665	4.00%	N/A	N/A	$60,831	5.00%

(1)	Conservation Buffer is calculated based on risk-weighted assets and does not apply to calculations of average assets.
(2)	Applicable to banks, but not bank holding companies.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  As of June 30, 2025, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to purchases of the Company’s common stock during the quarter ended June 30, 2025, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

For the period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period

April 1 - April 30	0	$0.00	0	273,000
May 1 - May 31	4,581	17.37	4,581	268,419
June 1 - June 30	23,231	18.65	23,231	245,188
Total	27,812	$18.44	27,812	245,188

(1)  All purchases during the quarter were made pursuant to the repurchase program adopted by the Company’s Board of Directors in July 2024 authorizing the repurchase from time to time of up to 275,000 shares of the Company’s common stock in open market purchases and privately negotiated transactions, in management’s discretion and as market conditions may warrant.  The repurchase authorization will expire in July, 2029 unless extended or earlier terminated by the Board of Directors.

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the six-months ended June 30, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and six-month interim periods ended June 30, 2025 and 2024, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: August 14, 2025	/s/ Christopher L. Caldwell
Christopher L. Caldwell, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: August 14, 2025	/s/ Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the six-months ended June 30, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and six- month interim periods ended June 30, 2025 and 2024, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

Exhibit 104	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

