Form 10-Q
period 2025-09-30
COMMUNITY BANCORP /VT
filed 2025-11-14
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

YES ☐     NO ☒

At November 4, 2025, there were 5,604,612 shares outstanding of the Corporation's common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	September 30,	December 31,
Consolidated Balance Sheets	2025	2024
	(Unaudited)

Assets
Cash and due from banks	$11,813,247	$9,875,427
Federal funds sold and overnight deposits	49,052,312	101,064,775
Total cash and cash equivalents	60,865,559	110,940,202
Securities available-for-sale (amortized cost $165,580,624 and $179,668,079 at 9/30/25 and 12/31/24, respectively)	152,248,319	159,697,420
Restricted equity securities, at cost	3,256,550	2,629,350
Loans held-for-sale	1,269,208	0
Loans	961,882,509	927,940,805
Allowance for credit losses	(10,769,269)	(9,810,212)
Deferred net loan costs	738,390	648,695
Net loans	951,851,630	918,779,288
Bank premises and equipment, net	12,391,426	12,072,985
Accrued interest receivable	4,459,788	4,472,474
Bank owned life insurance	5,378,643	5,318,354
Goodwill	11,574,269	11,574,269
Other real estate owned	319,019	0
Other assets	22,556,932	23,445,787
Total assets	$1,226,171,343	$1,248,930,129

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$205,211,509	$197,697,470
Interest-bearing transaction accounts	284,204,977	304,212,085
Money market funds	155,502,114	169,533,067
Savings	143,737,440	142,925,828
Time deposits, $250,000 and over	43,064,201	42,637,716
Other time deposits	176,579,922	144,638,592
Total deposits	1,008,300,163	1,001,644,758
Repurchase agreements	34,178,676	48,943,996
Borrowed funds	46,275,022	72,600,000
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	12,650,140	14,806,170
Total liabilities	1,114,291,001	1,150,881,924

Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, 15 shares issued and outstanding at 09/30/25 and 12/31/24 ($100,000 liquidation value, per share)	1,500,000	1,500,000
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,867,045 shares issued at 09/30/25 and 5,809,035 shares issued at 12/31/24	14,667,613	14,522,588
Additional paid-in capital	39,725,620	38,801,755
Retained earnings	69,843,878	61,623,460
Accumulated other comprehensive loss	(10,532,522)	(15,776,821)
Less: treasury stock, at cost; 247,554 shares at 09/30/25 and 210,101 shares at 12/31/24	(3,324,247)	(2,622,777)
Total shareholders' equity	111,880,342	98,048,205
Total liabilities and shareholders' equity	$1,226,171,343	$1,248,930,129

Book value per common share outstanding	$19.64	$17.24

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended September 30,
Consolidated Statements of Income	2025	2024
(Unaudited)

Interest income
Interest and fees on loans	$14,201,931	$12,739,224
Interest on taxable debt securities	912,616	881,822
Interest on tax-exempt debt securities	80,411	80,411
Dividends	68,400	64,051
Interest on federal funds sold and overnight deposits	153,496	201,959
Total interest income	15,416,854	13,967,467

Interest expense
Interest on deposits	3,765,915	3,676,889
Interest on borrowed funds	663,155	1,159,214
Interest on repurchase agreements	234,756	194,151
Interest on junior subordinated debentures	242,038	275,290
Total interest expense	4,905,864	5,305,544

Net interest income	10,510,990	8,661,923
Credit loss expense	258,753	460,745
Net interest income after credit loss expense	10,252,237	8,201,178

Non-interest income
Service fees	1,002,753	972,338
Income from sold loans	102,389	96,294
Other income from loans	260,459	381,170
Other income	729,453	556,872
Total non-interest income	2,095,054	2,006,674

Non-interest expense
Salaries and wages	2,432,661	2,358,000
Employee benefits	959,918	986,804
Occupancy expenses, net	748,354	683,980
Other expenses	2,452,565	2,479,874
Total non-interest expense	6,593,498	6,508,658

Income before income taxes	5,753,793	3,699,194
Income tax expense	1,007,006	584,943
Net income	$4,746,787	$3,114,251

Earnings per common share	$0.84	$0.55
Weighted average number of common shares used in computing earnings per share	5,607,086	5,563,774
Dividends declared per common share	$0.25	$0.24

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Nine Months Ended September 30,
Consolidated Statements of Income	2025	2024
(Unaudited)

Interest income
Interest and fees on loans	$41,108,667	$36,484,552
Interest on taxable debt securities	2,719,893	2,786,379
Interest on tax-exempt debt securities	241,234	241,234
Dividends	174,886	169,706
Interest on federal funds sold and overnight deposits	547,302	342,343
Total interest income	44,791,982	40,024,214

Interest expense
Interest on deposits	11,923,830	10,116,896
Interest on borrowed funds	1,478,729	3,379,454
Interest on repurchase agreements	818,772	570,913
Interest on junior subordinated debentures	726,796	836,089
Total interest expense	14,948,127	14,903,352

Net interest income	29,843,855	25,120,862
Credit loss expense	990,853	1,105,906
Net interest income after credit loss expense	28,853,002	24,014,956

Non-interest income
Service fees	2,859,310	2,834,439
Income from sold loans	268,470	273,867
Other income from loans	862,385	913,994
Other income	1,742,209	1,390,698
Total non-interest income	5,732,374	5,412,998

Non-interest expense
Salaries and wages	7,145,388	7,104,000
Employee benefits	3,034,163	2,840,194
Occupancy expenses, net	2,324,661	2,100,714
Other expenses	7,260,297	7,035,466
Total non-interest expense	19,764,509	19,080,374

Income before income taxes	14,820,867	10,347,580
Income tax expense	2,488,849	1,682,242
Net income	$12,332,018	$8,665,338

Earnings per common share	$2.18	$1.55
Weighted average number of common shares used in computing earnings per share	5,608,353	5,542,353
Dividends declared per common share	$0.73	$0.70

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended September 30,
	2025	2024

Net income	$4,746,787	$3,114,251

Other comprehensive income
Unrealized holding gain on securities AFS arising during the period	2,475,089	6,150,345
Tax effect	(519,769)	(1,291,573)
Other comprehensive income, net of tax	1,955,320	4,858,772
Total comprehensive income	$6,702,107	$7,973,023

	Nine Months Ended September 30,
	2025	2024

Net income	$12,332,018	$8,665,338

Other comprehensive income, net of tax:
Unrealized holding gain on securities AFS arising during the period	6,638,354	4,444,072
Tax effect	(1,394,055)	(933,258)
Other comprehensive income, net of tax	5,244,299	3,510,814
Total comprehensive income	$17,576,317	$12,176,152

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2025
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2025	$14,522,588	$1,500,000	$38,801,755	$61,623,460	$(15,776,821)	$(2,622,777)	$98,048,205

Issuance of common stock	53,085		310,454				363,539
Cash dividends declared
Common stock				(1,343,515)			(1,343,515)
Preferred stock				(28,125)			(28,125)
Shares purchased through stock buyback plan						(35,380)	(35,380)
Comprehensive income
Net income				3,525,455			3,525,455
Other comprehensive income					2,374,851		2,374,851
March 31, 2025	$14,575,673	$1,500,000	$39,112,209	$63,777,275	$(13,401,970)	$(2,658,157)	$102,905,030

Issuance of common stock	46,397		305,745				352,142
Cash dividends declared
Common stock				(1,346,706)			(1,346,706)
Preferred stock				(28,125)			(28,125)
Shares purchased through stock buyback plan						(512,838)	(512,838)
Comprehensive income
Net income				4,059,776			4,059,776
Other comprehensive income					914,128		914,128
June 30, 2025	$14,622,070	$1,500,000	$39,417,954	$66,462,220	$(12,487,842)	$(3,170,995)	$106,343,407

Issuance of common stock	45,543		307,666				353,209
Cash dividends declared
Common stock				(1,337,004)			(1,337,004)
Preferred stock				(28,125)			(28,125)
Shares purchased through stock buyback plan						(153,252)	(153,252)
Comprehensive income
Net income				4,746,787			4,746,787
Other comprehensive income					1,955,320		1,955,320
September 30, 2025	$14,667,613	$1,500,000	$39,725,620	$69,843,878	$(10,532,522)	$(3,324,247)	$111,880,342

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

*Accumulated other comprehensive loss

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended September 30,
	2025	2024

Cash Flows from Operating Activities:
Net income	$12,332,018	$8,665,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, bank premises and equipment	782,239	780,718
Credit loss expense	990,853	1,105,906
Deferred income tax (benefit) provision	(11,389)	352,399
Gain on sale of loans	(80,495)	(66,682)
Loss (gain) on sale of bank premises and equipment	7,839	(13,981)
Income from CFS Partners	(1,388,678)	(979,747)
Amortization of bond premium, net	34,695	158,121
Proceeds from sales of loans held for sale	3,724,595	3,972,232
Originations of loans held for sale	(4,913,308)	(3,905,550)
Increase (decrease) in taxes payable	158,634	(388,763)
Decrease (increase) in interest receivable	12,686	(106,384)
Decrease in mortgage servicing rights	65,997	66,093
Decrease in right-of-use assets	178,394	144,684
Increase (decrease) in operating lease liabilities	279,239	(18,220)
Decrease (increase) in other assets	31,633	(19,409)
Increase in cash surrender value of BOLI	(60,289)	(64,253)
Amortization of limited partnerships	638,604	447,606
Change in net deferred loan fees and costs	(89,695)	(59,177)
(Decrease) increase in interest payable	(1,912,291)	1,355,993
Decrease in accrued expenses	(305,597)	(492,340)
Decrease in other liabilities	(118,187)	(58,875)
Net cash provided by operating activities	10,357,497	10,875,709

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	29,024,533	24,514,443
Purchases	(14,971,773)	0
Proceeds from redemption of restricted equity securities	2,547,700	4,152,400
Purchases of restricted equity securities	(3,174,900)	(5,301,300)
Increase in loans, net	(34,401,822)	(69,016,918)
Capital expenditures net of proceeds from sales of bank premises and equipment	(1,206,710)	(864,341)
Recoveries of loans charged off	88,395	75,906
Net cash used in investing activities	(22,094,577)	(46,439,810)

9

	2025	2024

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(12,493,069)	(393,264)
Net decrease in money market and savings accounts	(13,219,341)	(17,654,364)
Net increase in time deposits	32,367,815	50,659,935
Net decrease in repurchase agreements	(14,765,320)	(3,651,802)
Net (decrease) increase in short-term borrowings	(31,500,000)	9,000,000
Proceeds from long-term borrowings	5,175,022	30,000,000
Decrease in finance lease obligations	(175,057)	(169,659)
Shares purchased through stock buyback program	(701,470)	0
Dividends paid on preferred stock	(84,375)	(95,625)
Dividends paid on common stock	(2,941,768)	(2,744,617)
Net cash (used in) provided by financing activities	(38,337,563)	64,950,604

Net (decrease) increase in cash and cash equivalents	(50,074,643)	29,386,503
Cash and cash equivalents:
Beginning	110,940,202	20,434,513
Ending	$60,865,559	$49,821,016

Supplemental Schedule of Cash Paid During the Period:
Interest	$16,860,418	$13,547,359

Income taxes, net of refunds	$1,703,000	$1,271,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities AFS	$6,638,354	$4,444,072

Loans transferred to OREO	$319,019	$275,000

Additions to operating lease liabilities	$510,199	$138,058

Investment in limited partnerships, not yet paid	$4,356,000	$0

Common Shares Dividends Paid:
Dividends declared	$4,027,225	$3,819,358
Increase in dividends payable attributable to dividends declared	(16,567)	(16,269)
Dividends reinvested	(1,068,890)	(1,058,472)
Total dividends paid	$2,941,768	$2,744,617

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended September 30,	2025	2024

Net income, as reported	$4,746,787	$3,114,251
Less: dividends to preferred shareholders	28,125	31,875
Net income available to common shareholders	$4,718,662	$3,082,376
Weighted average number of common shares used in calculating earnings per share	5,607,086	5,563,774
Earnings per common share	$0.84	$0.55

Nine Months Ended September 30,	2025	2024

Net income, as reported	$12,332,018	$8,665,338
Less: dividends to preferred shareholders	84,375	95,625
Net income available to common shareholders	$12,247,643	$8,569,713
Weighted average number of common shares used in calculating earnings per share	5,608,353	5,542,353
Earnings per common share	$2.18	$1.55

Note 4.  Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2025
U.S. GSE debt securities	$12,000,000	$0	$648,053	$11,351,947
U.S. Government securities	13,532,112	0	289,382	13,242,730
Taxable Municipal securities	300,000	0	37,739	262,261
Tax-exempt Municipal securities	10,727,737	43,899	633,269	10,138,367
Agency MBS	124,624,532	430,579	12,098,002	112,957,109
ABS and OAS	1,745,579	0	71,883	1,673,696
CMO	2,154,664	0	17,115	2,137,549
Other investments	496,000	0	11,340	484,660
Total	$165,580,624	$474,478	$13,806,783	$152,248,319

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2024
U.S. GSE debt securities	$12,000,000	$0	$1,036,485	$10,963,515
U.S. Government securities	27,579,709	0	824,566	26,755,143
Taxable Municipal securities	300,000	0	52,255	247,745
Tax-exempt Municipal securities	10,772,633	79,789	614,169	10,238,253
Agency MBS	119,522,274	130,900	17,396,937	102,256,237
ABS and OAS	2,098,461	0	140,696	1,957,765
CMO	6,899,002	0	93,467	6,805,535
Other investments	496,000	0	22,773	473,227
Total	$179,668,079	$210,689	$20,181,348	$159,697,420

The Company had investments in Agency MBS exceeding 10% of shareholders’ equity with a book value of $124.6 million and $119.5 million, respectively, and a fair value of $113.0 million and $102.3 million, respectively, as of September 30, 2025 and December 31, 2024.

Investment securities pledged as collateral for repurchase agreements consisted of certain U.S. GSE debt securities, Agency MBS, ABS and OAS, and CMO.  These repurchase agreements mature daily.  The aggregate amortized cost and fair value of these pledged investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

September 30, 2025	$60,863,240	$54,368,265
December 31, 2024	61,463,021	52,603,659

Investment securities pledged as collateral for BTFP borrowings as of December 31, 2024, consisted of U.S. Government securities and U.S. GSE debt securities.    The aggregate amortized cost and fair value of these pledged investments were as follows:

	Amortized	Fair
	Cost	Value

December 31, 2024	$58,548,143	$52,695,867

There were no investment securities pledged as collateral for BTFP borrowings as of September 30, 2025, all of which matured and were repaid during the first quarter of 2025.

There were no sales of debt securities during the first nine months of 2025 or 2024.

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
September 30, 2025
Due in one year or less	$12,924,270	$12,720,782
Due from one to five years	15,095,354	14,439,331
Due from five to ten years	2,345,326	2,123,425
Due after ten years	10,591,142	10,007,672
Agency MBS	124,624,532	112,957,109
Total	$165,580,624	$152,248,319

	Amortized	Fair
	Cost	Value

December 31, 2024
Due in one year or less	$20,265,651	$20,002,880
Due from one to five years	26,774,356	25,165,820
Due from five to ten years	1,300,000	1,070,473
Due after ten years	11,805,798	11,202,010
Agency MBS	119,522,274	102,256,237
Total	$179,668,079	$159,697,420

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
September 30, 2025
U.S. GSE debt securities	$0	$0	$11,351,947	$648,053	11	$11,351,947	$648,053
U.S. Government securities	0	0	13,242,730	289,382	25	13,242,730	289,382
Taxable Municipal securities	0	0	262,261	37,739	1	262,261	37,739
Tax-exempt Municipal securities	1,976,454	46,464	4,948,621	586,805	15	6,925,075	633,269
Agency MBS	4,565	13	88,448,418	12,097,989	115	88,452,983	12,098,002
ABS and OAS	0	0	1,673,696	71,883	4	1,673,696	71,883
CMO	0	0	2,137,549	17,115	4	2,137,549	17,115
Other investments	0	0	484,660	11,340	2	484,660	11,340
Total	$1,981,019	$46,477	$122,549,882	$13,760,306	177	$124,530,901	$13,806,783

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
December 31, 2024
U.S. GSE debt securities	$0	$0	$10,963,515	$1,036,485	11	$10,963,515	$1,036,485
U.S. Government securities	0	0	26,755,143	824,566	41	26,755,143	824,566
Taxable Municipal securities	0	0	247,745	52,255	1	247,745	52,255
Tax-exempt Municipal securities	3,043,981	37,705	3,945,428	576,464	15	6,989,409	614,169
Agency MBS	2,480,313	27,200	91,208,171	17,369,737	118	93,688,484	17,396,937
ABS and OAS	0	0	1,957,765	140,696	4	1,957,765	140,696
CMO	0	0	6,805,535	93,467	7	6,805,535	93,467
Other investments	0	0	473,227	22,773	2	473,227	22,773
Total	$5,524,294	$64,905	$142,356,529	$20,116,443	199	$147,880,823	$20,181,348

As of September 30, 2025 and December 31, 2024, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell any of the debt securities AFS in an unrealized loss position as of such dates prior to recovery. Management determined that no individual debt securities in an unrealized loss position represented credit losses that would require an allowance for credit losses, and that the unrealized losses as of the balance sheet dates were primarily attributed to increases in market interest rates since these securities were purchased under other market conditions.  Accordingly, there was no ACL on AFS debt securities as of September 30, 2025, or December 31, 2024.

Accrued interest receivable on AFS debt securities which totaled $436,867 and $509,429 on September 30, 2025, and December 31, 2024, respectively, was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Note 5.  Loans, Allowance for Credit Losses, Credit Quality and Off-Balance Sheet Credit Exposures

The composition of net loans as of the balance sheet dates was as follows:

	September 30, 2025		December 31, 2024

Commercial & industrial	$124,174,895	12.91%	$124,055,652	13.37%
Purchased (1)	10,769,907	1.12%	7,808,877	0.84%
Commercial real estate	481,332,182	50.04%	472,152,857	50.88%
Municipal	70,090,106	7.29%	67,087,399	7.23%
Residential real estate - 1st lien	229,730,996	23.88%	218,090,893	23.50%
Residential real estate - Jr lien	42,769,310	4.45%	35,691,181	3.85%
Consumer	3,015,113	0.31%	3,053,946	0.33%
Total loans	961,882,509	100.00%	927,940,805	100.00%

ACL	(10,769,269)		(9,810,212)
Deferred net loan costs	738,390		648,695
Net loans	$951,851,630		$918,779,288

(1)

As of September 30, 2025, purchased loans consisted of $3.2 million in commercial loans and $7.6 million in consumer loans, compared to $4.0 million and $3.8 million, respectively, as of December 31, 2024.

The Company purchased a block of consumer loans totaling $4.9 million during the quarter ended June 30, 2025, which is reflected in the September 30, 2025 Purchased loan total in the table above and the related consumer loan total in the footnote.

Accrued interest receivable on loans totaled $3.9 million and $3.8 million as of September 30, 2025, and December 31, 2024, respectively, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Credit loss expense

Three Months Ended September 30,	2025	2024

Credit loss expense - loans	$198,264	$406,955
Credit loss expense - OBS credit exposure	60,489	53,790
Credit loss expense	$258,753	$460,745

Nine Months Ended September 30,	2025	2024

Credit loss expense - loans	$1,011,761	$1,076,676
Credit (reversal) loss expense - OBS credit exposure	(20,908)	29,230
Credit loss expense	$990,853	$1,105,906

The following tables present the activity in the ACL on loans for the periods presented.

For the three months ended September 30, 2025

	Balance			Credit Loss	Balance
	June 30,			Expense	September 30,
	2025	Charge-offs	Recoveries	(Reversal)	2025

Commercial & Industrial	$697,125	$(7,645)	$36,142	$(73,813)	$651,809
Purchased	32,580	0	0	416	32,996
Commercial Real Estate	6,760,034	0	0	23,032	6,783,066
Municipal	106,028	0	0	69,197	175,225
Residential Real Estate - 1st Lien	2,602,099	(13,490)	2,966	42,720	2,634,295
Residential Real Estate - Jr Lien	326,582	0	0	140,527	467,109
Consumer	25,083	(8,912)	12,413	(3,815)	24,769
Totals	$10,549,531	$(30,047)	$51,521	$198,264	$10,769,269

For the nine months ended September 30, 2025

	Balance			Credit Loss	Balance
	December 31,			Expense	September 30,
	2024	Charge-offs	Recoveries	(Reversal)	2025

Commercial & Industrial	$727,488	$(46,517)	$51,911	$(81,073)	$651,809
Purchased	22,415	0	0	10,581	32,996
Commercial Real Estate	6,487,700	0	0	295,366	6,783,066
Municipal	167,719	0	0	7,506	175,225
Residential Real Estate - 1st Lien	2,087,034	(13,757)	3,451	557,567	2,634,295
Residential Real Estate - Jr Lien	291,239	0	0	175,870	467,109
Consumer	26,617	(80,825)	33,033	45,944	24,769
Totals	$9,810,212	$(141,099)	$88,395	$1,011,761	$10,769,269

For the year ended December 31, 2024

	Balance			Credit Loss	Balance
	December 31,			Expense	December 31,
	2023	Charge-offs	Recoveries	(Reversal)	2024

Commercial & Industrial	$1,100,688	$(1,263,015)	$163,743	$726,072	$727,488
Purchased	37,065	0	0	(14,650)	22,415
Commercial Real Estate	5,522,082	(126,393)	13,718	1,078,293	6,487,700
Municipal	136,167	0	0	31,552	167,719
Residential Real Estate - 1st Lien	2,590,926	0	1,386	(505,278)	2,087,034
Residential Real Estate - Jr Lien	431,007	0	15,538	(155,306)	291,239
Consumer	24,790	(92,266)	19,169	74,924	26,617
Totals	$9,842,725	$(1,481,674)	$213,554	$1,235,607	$9,810,212

For the three months ended September 30, 2024

	Balance			Credit Loss	Balance
	June 30,			Expense	September 30,
	2024	Charge-offs	Recoveries	(Reversal)	2024

Commercial & Industrial	$1,087,079	$(1,097,922)	$1,731	$1,013,020	$1,003,908
Purchased	32,061	0	0	(6,444)	25,617
Commercial Real Estate	5,986,039	(81,000)	0	(339,428)	5,565,611
Municipal	85,253	0	0	78,505	163,758
Residential Real Estate - 1st Lien	2,694,655	0	0	(295,978)	2,398,677
Residential Real Estate - Jr Lien	425,623	0	13,122	(77,893)	360,852
Consumer	25,005	(45,512)	7,363	35,173	22,029
Totals	$10,335,715	$(1,224,434)	$22,216	$406,955	$9,540,452

For the nine months ended September 30, 2024

	Balance			Credit Loss	Balance
	December 31,			Expense	September 30,
	2023	Charge-offs	Recoveries	(Reversal)	2024

Commercial & Industrial	$1,100,688	$(1,249,441)	$45,800	$1,106,861	$1,003,908
Purchased	37,065	0	0	(11,448)	25,617
Commercial Real Estate	5,522,082	(126,393)	0	169,922	5,565,611
Municipal	136,167	0	0	27,591	163,758
Residential Real Estate - 1st Lien	2,590,926	0	0	(192,249)	2,398,677
Residential Real Estate - Jr Lien	431,007	0	15,537	(85,692)	360,852
Consumer	24,790	(79,021)	14,569	61,691	22,029
Totals	$9,842,725	$(1,454,855)	$75,906	$1,076,676	$9,540,452

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

The risk ratings within the loan portfolio by loan segment and origination year, were as follows:

As of September 30, 2025							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
	(Dollars in Thousands)
Commercial & Industrial:
Pass	$7,193	$19,334	$10,859	$12,390	$6,019	$5,445	$53,314	$0	$114,554
Special mention	0	0	0	81	107	0	1,006	0	1,194
Substandard/Doubtful	0	0	314	4,038	517	1,714	1,844	0	8,427
Total	$7,193	$19,334	$11,173	$16,509	$6,643	$7,159	$56,164	$0	$124,175

Purchased:
Pass	$4,592	$0	$3,210	$71	$778	$2,119	$0	$0	$10,770
Total	$4,592	$0	$3,210	$71	$778	$2,119	$0	$0	$10,770

Commercial real estate:
Pass	$29,626	$57,164	$76,479	$88,547	$32,291	$125,934	$53,441	$0	$463,482
Special mention	0	0	4,609	183	1,369	4,974	0	0	11,135
Substandard/Doubtful	225	0	42	323	551	5,574	0	0	6,715
Total	$29,851	$57,164	$81,130	$89,053	$34,211	$136,482	$53,441	$0	$481,332

Municipal:
Pass	$30,400	$4,175	$138	$295	$2,621	$10,329	$20,866	$0	$68,824
Special mention	0	0	0	0	1,266	0	0	0	1,266
Total	$30,400	$4,175	$138	$295	$3,887	$10,329	$20,866	$0	$70,090

Residential real estate - 1st lien:
Pass	$31,281	$27,167	$27,065	$31,992	$34,053	$72,139	$3,263	$0	$226,960
Special mention	0	0	155	185	233	161	0	0	734
Substandard/Doubtful	0	0	0	0	123	1,914	0	0	2,037
Total	$31,281	$27,167	$27,220	$32,177	$34,409	$74,214	$3,263	$0	$229,731

Residential real estate - Jr lien:
Pass	$3,657	$3,179	$1,569	$1,453	$284	$1,223	$29,474	$1,779	$42,618
Special mention	0	69	0	0	0	64	0	0	133
Substandard/Doubtful	0	0	0	0	0	18	0	0	18
Total	$3,657	$3,248	$1,569	$1,453	$284	$1,305	$29,474	$1,779	$42,769

Consumer:
Pass	$1,313	$793	$464	$217	$89	$139	$0	$0	$3,015
Total	$1,313	$793	$464	$217	$89	$139	$0	$0	$3,015

Total Loans	$108,287	$111,881	$124,904	$139,775	$80,301	$231,747	$163,208	$1,779	$961,882

As of September 30, 2025, there were (i) no Special mention loans or Substandard/Doubtful loans within the Purchased and Consumer loan segments, and (ii) no Substandard/Doubtful loans within the Municipal loan segment.

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

Consumer:
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

Gross charge-offs, by loan segment and origination year, were as follows:

For the nine months ended September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(Dollars in Thousands)
Current period gross charge-offs
Commercial & Industrial	$35	$0	$8	$0	$0	$4	$47
Residential real estate - 1st lien	0	0	0	13	0	0	13
Consumer	1	17	0	5	1	57	81
Total current period gross charge-offs	$36	$17	$8	$18	$1	$61	$141

For the nine months ended September 30, 2025, there were no current period charge-offs within the Purchased, Municipal, CRE and Residential real estate Jr lien loan segments.

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

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of the dates presented.  There were no nonaccrual loans with an ACL as of September 30, 2025, or December 31, 2024.

		90 Days or
	Total	More and
September 30, 2025	Nonaccrual	Accruing

Commercial & industrial	$6,136,089	$0
Commercial real estate	1,606,918	0
Residential real estate - 1st lien	347,783	348,850
Residential real estate - Jr lien	17,591	155,442
Totals	$8,108,381	$504,292

		90 Days or
	Total	More and
December 31, 2024	Nonaccrual	Accruing

Commercial & industrial	$6,365,276	$0
Commercial real estate	1,196,838	0
Residential real estate - 1st lien	752,850	806,325
Residential real estate - Jr lien	23,202	0
Totals	$8,338,166	$806,325

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

		90 Days	Total
September 30, 2025	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$82,288	$1,286,921	$1,369,209	$122,805,686	$124,174,895
Purchased	0	0	0	10,769,907	10,769,907
Commercial real estate	1,099,541	0	1,099,541	480,232,641	481,332,182
Municipal	0	0	0	70,090,106	70,090,106
Residential real estate - 1st lien	331,537	518,454	849,991	228,881,005	229,730,996
Residential real estate - Jr lien	276,354	155,442	431,796	42,337,514	42,769,310
Consumer	69,941	0	69,941	2,945,172	3,015,113
Totals	$1,859,661	$1,960,817	$3,820,478	$958,062,031	$961,882,509

		90 Days	Total
December 31, 2024	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$249,577	$1,286,921	$1,536,498	$122,519,154	$124,055,652
Purchased	0	0	0	7,808,877	7,808,877
Commercial real estate	711,925	25,050	736,975	471,415,882	472,152,857
Municipal	0	0	0	67,087,399	67,087,399
Residential real estate - 1st lien	2,471,244	1,306,019	3,777,263	214,313,630	218,090,893
Residential real estate - Jr lien	88,514	0	88,514	35,602,667	35,691,181
Consumer	13,151	0	13,151	3,040,795	3,053,946
Totals	$3,534,411	$2,617,990	$6,152,401	$921,788,404	$927,940,805

For all loan segments, loans over 30 days past due are considered delinquent.

The following table presents the amortized cost basis of collateral-dependent loans (e.g. repayment expected through underlying collateral, no other expected sources of repayment) as of the balance sheet dates, by collateral type:

	Real Estate	Total
September 30, 2025
Residential real estate - 1st lien	$169,604	$169,604

December 31, 2024
Residential real estate - 1st lien	$593,678	$593,678

Residential real estate loans in process of foreclosure comprised one loan in the amount of $88,780 as of December 31, 2024.  There were no residential real estate loans in process of foreclosure as of September 30, 2025.

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

As of September 30, 2025, the primary macroeconomic drivers used within the DCF model included forecasts of civilian unemployment and changes in national gross domestic product (GDP).  Management monitors and assesses its macroeconomic drivers at least annually (generally in the fourth quarter, or more frequently as circumstances warrant) to determine whether they continue to be the most predictive indicator of losses within the Company's loan portfolio, and these macroeconomic drivers may change from time to time.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources, which may include, but are not limited to, the FOMC forecast and other publicly available forecasts from well recognized, leading economists or firms. The Company's reasonable and supportable forecast period generally ranges from one to three years, depending on the facts and circumstances of the current state of the economy, portfolio segment, and management's judgment of what can be reasonably supported. The model reversion period generally ranges from one to six years, and it also depends on the current state of the economy and management's judgments of such. Management monitors and assesses the forecast and reversion period at least annually, or more frequently as circumstances warrant.  The Company used a one-year forecast and reversion period to calculate the ACL on loans as of September 30, 2025 and 2024.

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

Qualitative factors are also applied to include the levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of CRE loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. Management’s review of the ACL during the third quarter of 2025 resulted in an increase in the risk status of external factors in the purchased loan and residential Jr Lien segments to reflect uncertainty regarding the impact to customers from a recent government shutdown. The risk status of volume and terms was also increased in the residential Jr Lien segment to reflect an increase in loan volume in this segment, specifically home equity lines of credit.

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

The following table presents the amortized cost basis of loans as of September 30, 2025, that were both experiencing financial difficulty and modified during the nine months ended September 30, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

		Total Class
	Term	of Financing
	Extension	Receivable

Commercial & Industrial	$17,988	0.01%

As of September 30, 2025, the Company was not committed to lend additional amounts to borrowers experiencing financial difficulty whose loans were previously modified.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2025.

Weighted-
Average
Term Extension
(months)

Commercial & Industrial	84

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that have been modified to understand the effectiveness of its modification efforts.  The following table presents the performance of such loans that have been modified during the last twelve months.

			Past Due
		30-89 Days	90 Days
	Current	Past Due	or More

Commercial & Industrial	$17,988	$0	$0

There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted during the nine months ended September 30, 2025.  Loans are considered defaulted at 90 days past due.

Allowance for Credit Losses on OBS Credit Exposures

In the ordinary course of business, the Company enters into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded as loans when they are funded.

The Company estimates expected credit losses on OBS credit exposures over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.  The ACL on OBS credit exposures is adjusted through credit loss expense.  To appropriately measure expected credit losses, management disaggregates the loan portfolio into similar risk characteristics, identical to those determined for the loan portfolio.  An estimated funding rate is then applied to the qualifying unfunded loan commitments and letters of credit using the Company's own historical experience to estimate the expected funded amount for each loan segment as of the reporting date.  Once the expected funded amount for each loan segment is determined, the loss rate, which is the calculated expected loan loss as a percentage of the amortized cost basis for each loan segment, is applied to calculate the ACL on OBS credit exposures as of the reporting date.  The ACL on OBS credit exposures is presented within accrued interest and other liabilities on the consolidated balance sheets.  As of September 30, 2025, and December 31, 2024, the ACL on OBS credit exposures totaled $683,068 and $703,975, respectively.

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

Note 7.  Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

Nine Months Ended September 30,	2025

Balance at beginning of year	$704,488
MSRs capitalized	26,229
MSRs amortized	(92,226)
Balance at end of period	$638,491

Year Ended December 31,	2024

Balance at beginning of year	$787,013
MSRs capitalized	42,551
MSRs amortized	(125,076)
Balance at end of year	$704,488

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

	September 30,	December 31,
Assets: (market approach)	2025	2024

Level 1
U.S. Government securities	$13,242,730	$26,755,143

Level 2
U.S. GSE debt securities	$11,351,947	$10,963,515
Taxable Municipal securities	262,261	247,745
Tax-exempt Municipal securities	10,138,367	10,238,253
Agency MBS	112,957,109	102,256,237
ABS and OAS	1,673,696	1,957,765
CMO	2,137,549	6,805,535
Other investments	484,660	473,227
Level 2 Total	$139,005,589	$132,942,277

Grand Total	$152,248,319	$159,697,420

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

	September 30,	December 31,
Level 2	2025	2024
Assets: (market approach)
Loans held-for-sale	$1,269,208	$0
MSRs (1)	638,491	704,488
OREO	319,019	0

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below.  The estimated fair values of the Company's financial instruments as of the balance sheet dates were as follows:

September 30, 2025		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$60,866	$60,866	$0	$0	$60,866
Debt securities AFS	152,248	13,243	139,005	0	152,248
Restricted equity securities	3,257	0	3,257	0	3,257
Loans and loans held-for-sale, net of ACL
Commercial & industrial	123,520	0	0	122,232	122,232
Purchased	10,737	0	0	10,570	10,570
Commercial real estate	474,530	0	0	460,189	460,189
Municipal	69,915	0	0	67,597	67,597
Residential real estate - 1st lien	229,127	0	0	217,399	217,399
Residential real estate - Jr lien	42,302	0	0	41,918	41,918
Consumer	2,990	0	0	3,020	3,020
MSRs (1)	638	0	1,137	0	1,137
Accrued interest receivable	4,460	0	4,460	0	4,460

Financial liabilities:
Deposits
Other deposits	971,673	0	970,839	0	970,839
Brokered deposits	36,627	0	37,544	0	37,544
Short-term advances	10,000	0	10,005	0	10,005
Long-term advances	36,275	0	36,318	0	36,318
Repurchase agreements	34,179	0	34,179	0	34,179
Operating lease obligations	731	0	731	0	731
Finance lease obligations	3,023	0	3,023	0	3,023
Subordinated debentures	12,887	0	12,764	0	12,764
Accrued interest payable	496	0	496	0	496

(1) Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

December 31, 2024		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$110,940	$110,940	$0	$0	$110,940
Debt securities AFS	159,697	26,755	132,942	0	159,697
Restricted equity securities	2,629	0	2,629	0	2,629
Loans and loans held-for-sale, net of ACL
Commercial & industrial	123,320	0	0	120,746	120,746
Purchased	7,787	0	0	7,488	7,488
Commercial real estate	465,643	0	0	442,059	442,059
Municipal	66,919	0	0	64,702	64,702
Residential real estate - 1st lien	216,683	0	0	202,531	202,531
Residential real estate - Jr lien	35,400	0	0	34,923	34,923
Consumer	3,027	0	0	3,055	3,055
MSRs (1)	704	0	1,165	0	1,165
Accrued interest receivable	4,472	0	4,472	0	4,472

Financial liabilities:
Deposits
Other deposits	987,832	0	986,544	0	986,544
Brokered deposits	13,813	0	13,899	0	13,899
Short-term advances	41,500	0	41,505	0	41,505
Long-term advances	31,100	0	31,104	0	31,104
Repurchase agreements	48,944	0	48,944	0	48,944
Operating lease obligations	371	0	371	0	371
Finance lease obligations	3,198	0	3,198	0	3,198
Subordinated debentures	12,887	0	12,750	0	12,750
Accrued interest payable	2,409	0	2,409	0	2,409

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

Note 10.  Subsequent Events

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP.  On September 18, 2025, the Company’s Board declared a cash dividend of $0.25 per common share, payable November 1, 2025, to shareholders of record as of October 15, 2025.  This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Period Ended September 30, 2025

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly owned subsidiary, Community National Bank, as of September 30, 2025 and December 31, 2024, and its consolidated results of operations for the three-month and nine-month interim periods presented.  The Company is considered a “smaller reporting company” and a “non-accelerated filer” under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two-year, rather than a three-year, period and provide certain other smaller reporting company scaled disclosures where management deems it appropriate.

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

•	the impact of inflation and the rate of economic growth on the Company’s customers and on its financial results and performance;
•	the effect of United States monetary and fiscal policies, including deficit spending and the interest rate policies of the FRB and its regulation of the money supply;
•	the impact on our customers of government shutdowns and federal, state and local budgetary cutbacks;
•	changes in applicable accounting policies, practices and standards;
•	the geographic concentration of the Company’s loan portfolio and deposit base;
•	reductions in deposit levels, which necessitate increased borrowings to fund loans and sale of investment securities;
•	increases in the level of nonperforming assets and charge-offs;
•	changes in federal or state tax laws or policy;
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

OVERVIEW

The Company’s consolidated assets as of September 30, 2025, were $1.23 billion compared to $1.25 billion as of December 31, 2024, a decrease of 1.8%.  Changes in the asset base included an increase in loans of $33.9 million, however, there was a decrease in overnight deposits of $52 million, or 51.5%.  The increase in the loan portfolio was primarily attributable to increases of $18.7 million in residential first and Jr. lien loans, $9.2 million in CRE loans, $3.0 million in municipal loans and $3.0 million in purchased loans. While cash funded the increase in the loan portfolio, the decrease in overnight deposits reflects decreases in deposit balances, payoff of borrowings that matured during the first quarter of 2025, as well as the purchase of approximately $30.0 million in brokered time deposits.

Total deposits as of September 30, 2025, were $1.01 billion compared to $1.0 billion as of December 31, 2024, an increase of approximately $6.7 million, or 0.7%.  Year to date, time deposits increased $32.4 million, or 17.3% and savings accounts increased $812 thousand, or 0.6%, while demand and interest-bearing transaction accounts collectively decreased $12.5 million, or 2.5%, and money market funds decreased $14.0 million, or 8.3%.  Borrowed funds decreased $26.3 million, or 36.3%, from December 31, 2024, due primarily to maturities in the BTFP funds, partially offset by new FHLBB advances.

Total interest income increased approximately $1.4 million, or 10.4%, for the third quarter of 2025, and $4.8 million, or 11.9%, for the first nine months of 2025, compared to the respective periods in 2024.  The growth in the volume of the loan portfolio and origination of loans at higher interest rates, as well as adjustable-rate loans repricing to current market rates, helped to support the increase in interest income in both comparison periods.

Total interest expense decreased $400 thousand, or 7.5%, for the third quarter of 2025, and increased $45 thousand, or 0.3%, for the first nine months of 2025, compared to the respective periods in 2024.  While the rate environment continues to put pressure on the Company’s funding costs, including competitive deposit pricing, the year-over-year increase of $1.8 million, or 17.9%, in interest expense on the Company’s interest bearing deposit accounts was more than  offset by a decrease of $1.9 million, or 56.2% in interest expense on borrowed funds due to the decrease in the average volume of borrowed funds.  Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section of this Management’s Discussion and Analysis for more information on the impact that the actions of the FRB’s FOMC in regulating interest rates, and changes in the yield curve, could have on our net interest income.

The credit loss expense for the third quarter of 2025 was $258,753 compared to $460,745 for the same quarter of 2024 and $990,853 for the first nine months of 2025 compared to $1,105,906 for the same period in 2024, resulting in decreases between periods of $201,992, or 43.8% and $115,053, or 10.4%, respectively.  In determining the current period credit loss expense management considers a number of factors, including loan growth and changes in balances of the loan categories within the current portfolio, changes in forecasts, historical loss rates and various qualitative factors, which management reviews and adjusts, as appropriate, in its ACL calculation to better reflect expected credit losses in the loan portfolio.  Please refer to Note 5 of the unaudited consolidated financial statements as well as the ACL and credit loss expense discussion in the Credit Risk section of this MD&A.

Consolidated net income for the third quarter of 2025 increased $1.6 million, or 52.4%, to $4.7 million compared to $3.1 million for the same quarter of 2024, and increased $3.7 million, or 42.3%, to $12.3 million for the first nine months of 2025 compared to $8.7 million for the same period in 2024.  The increases in net interest income after credit loss expense of $2.1 million for the third quarter of 2025 and $4.8 million for the first nine months of 2025, compared to the respective periods in 2024, were significant contributing factors to the increases in net income.  This change, along with significant changes in non-interest income and non-interest expense, are discussed in the appropriate sections of this Management’s Discussion and Analysis.

Equity capital increased to $111.9 million, with a book value per share of $19.64 as of September 30, 2025, compared to $98.0 million and a book value per share of $17.24 as of December 31, 2024.  Please refer to the section of this Management’s Discussion and Analysis titled “LIQUIDITY AND CAPITAL RESOURCES” for a discussion in of the changes in the Company’s equity capital for the nine months ended September 30, 2025.

On September 18, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.25 per common share, payable on November 1, 2025, to shareholders of record on October 15, 2025, an increase of 4% from the previous quarterly cash dividend and the fourth annual increase since 2020.

As described in more detail below under “LIQUIDITY AND CAPITAL RESOURCES” as of September 30, 2025, the Company’s capital ratios, and those of our subsidiary Bank, were in excess of applicable regulatory requirements.

Effective July 31, 2025, the Company’s affiliate, CFS Partners, redeemed the one third limited liability company membership and distributional interests of Guaranty Bancorp, Inc. (“Guaranty”),  immediately prior to consummation of Guaranty’s merger with and into Bar Harbor Bankshares. Under the terms of the redemption agreement, beginning March 1, 2025, Guaranty Bancorp agreed to forego its distributional interest in CFS Partners through the closing date of the redemption. Accordingly, beginning March 1, 2025, the Company’s share of the profit and loss from the operations of CFS Partners’ sole subsidiary, CFSG, increased from one-third to 50%, and effective on July 31, 2025, the Company’s non-economic membership (governance) interest in CFS Partners likewise increased to 50%. The Company does not have a controlling interest in CFS Partners and will continue to account for its investment using the equity method.

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

These policies are described in the Company’s 2024 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. Aside from adjustments in qualitative factors and other economic indicators in the calculation of the ACL,  there were no material changes during the first nine months of 2025 in the Company’s critical accounting policies.

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

RESULTS OF OPERATIONS

The Company’s net income for the third quarter of 2025 was $4.7 million, or $0.84 per common share, compared to $3.1 million, or $0.55 per common share for the same quarter of 2024, and for the first nine months of 2025 was $12.3 million, or $2.18 per common share, compared to $8.7 million, or $1.55 per common share, for the same period in 2024.  Core earnings (NII) were $10.5 million for the third quarter of 2025, compared to $8.7 million for the same period of 2024 and $29.8 million for the first nine months of 2025, compared to $25.1 million for the same period in 2024.  Interest and fees on loans, the major component of interest income, increased $1.5 million, or 11.5% for the third quarter of 2025 compared to the same period of 2024 and increased $4.6 million, or 12.7% for the first nine months of 2025 compared to the same period in 2024.  Interest paid on deposits, which is the major component of total interest expense, increased $89 thousand, or 2.4% for the third quarter of 2025 and increased $1.8 million, or 17.9% for the first nine months of 2025, compared to the respective periods in 2024, driven primarily by increased deposit balances. Interest on borrowed funds decreased $496 thousand, or 42.8%, for the third quarter of 2025 compared to the same quarter of 2024 and decreased $1.9 million, or 56.2%, for the first nine months of 2025 compared to the same period in 2024, primarily due to a decrease in the average volume of borrowed funds in both comparison periods.  Market pressure on deposit rates has stabilized and a decrease in wholesale funding has resulted in an improved net interest margin and net interest spread.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings.  Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized, as well as other equity ratios monitored by management, for the comparison periods presented.

Three Months Ended September 30,	2025	2024

Return on average assets	1.58%	1.09%
Return on average equity	17.40%	13.09%
Dividend payout ratio (1)	29.76%	43.64%
Average equity to average assets	9.10%	8.35%

Nine Months Ended September 30,	2025	2024

Return on average assets	1.39%	1.04%
Return on average equity	15.92%	12.71%
Dividend payout ratio (1)	33.49%	45.16%
Average equity to average assets	8.72%	8.16%

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

The Company’s tax-exempt interest income of $746,706 and $762,126 for the three months ended September 30, 2025 and 2024, respectively, and $2.4 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively, was derived from loans to local municipalities of $70.1 million and $65.5 million, and tax-exempt municipal investment securities of $10.1 million and $10.5 million, as of September 30, 2025 and 2024, respectively.

The following table shows the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

Three Months Ended September 30,	2025	2024

Net interest income as presented	$10,510,990	$8,661,923
Effect of tax-exempt income	198,491	202,590
Net interest income, tax equivalent	$10,709,481	$8,864,513

Nine Months Ended September 30,	2025	2024

Net interest income as presented	$29,843,855	$25,120,862
Effect of tax-exempt income	636,065	519,800
Net interest income, tax equivalent	$30,479,920	$25,640,662

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

	Three Months Ended September 30,
	2025			2024
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average Assets
Loans, net (1)	$949,650,983	$14,379,047	6.01%	$881,349,804	$12,920,439	5.83%
Taxable investment securities	145,328,511	912,616	2.49%	161,647,230	881,822	2.17%
Tax-exempt investment securities	9,775,094	101,786	4.13%	10,341,406	101,786	3.92%
Federal funds sold and overnight deposits	13,566,936	153,496	4.49%	15,181,231	201,959	5.29%
Other investments (2)	3,880,176	68,400	6.99%	3,282,445	64,051	7.76%
Total interest-earning assets	$1,122,201,700	$15,615,345	5.52%	$1,071,802,116	$14,170,057	5.26%
Cash and due from banks	10,885,822			11,407,655
Premises and equipment	12,389,246			12,429,713
BOLI	5,365,620			5,282,687
Goodwill	11,574,269			11,574,269
Other assets	27,060,707			21,240,156
Total assets	$1,189,477,364			$1,133,736,596

Average Liabilities and Shareholders' Equity
Interest-bearing transaction accounts	$262,530,487	$1,163,613	1.76%	$277,433,721	$1,395,412	2.00%
Money market funds	140,792,276	755,474	2.13%	107,723,330	606,141	2.24%
Savings deposits	143,828,560	32,322	0.09%	145,326,193	32,699	0.09%
Time deposits	211,428,778	1,814,506	3.40%	166,484,878	1,642,637	3.93%
Repurchase agreements	35,841,490	234,756	2.60%	31,344,813	194,151	2.46%
Borrowed funds	59,575,295	645,653	4.30%	96,225,022	1,140,386	4.71%
Finance lease obligations	3,043,064	17,502	2.30%	3,274,915	18,828	2.30%
Junior subordinated debentures	12,887,000	242,038	7.45%	12,887,000	275,290	8.50%
Total interest-bearing liabilities	$869,926,950	$4,905,864	2.24%	$840,699,872	$5,305,544	2.51%
Non-interest bearing deposits	202,144,314			192,053,702
Other liabilities	9,197,867			6,360,779
Total liabilities	1,081,269,131			1,039,114,353
Shareholders' equity	108,208,233			94,622,243
Total liabilities and shareholders' equity	$1,189,477,364			$1,133,736,596

Net interest income		$10,709,481			$8,864,513
Net interest spread (3)			3.28%			2.75%
Net interest margin (4)			3.79%			3.29%

(1)

Included in net loans are non-accrual loans with average balances of $8,393,522 and $5,324,960 for the three months ended September 30, 2025 and 2024, respectively. Loans are stated net of unearned discount and ACL, and include loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $64,779,406 and $62,393,304 for the three months ended September 30, 2025 and 2024, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $2,815,026 and $2,217,295 for the three months ended September 30, 2025 and 2024, respectively, with a dividend rate of approximately 7.38% and 8.41%, respectively, per quarter.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

	Nine Months Ended September 30,
	2025			2024
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average Assets
Loans, net (1)	$940,370,172	$41,680,607	5.93%	$864,456,129	$36,940,227	5.71%
Taxable investment securities	149,372,359	2,719,893	2.43%	167,804,100	2,786,379	2.22%
Tax-exempt investment securities	9,965,714	305,359	4.10%	10,323,589	305,359	3.95%
Federal funds sold and overnight deposits	16,610,612	547,302	4.41%	8,684,825	342,343	5.27%
Other investments (2)	3,400,803	174,886	6.88%	2,905,351	169,706	7.80%
Total interest-earning assets	1,119,719,660	$45,428,047	5.42%	$1,054,173,994	$40,544,014	5.14%
Cash and due from banks	10,444,453			10,676,192
Premises and equipment	12,159,559			12,463,916
BOLI	5,345,657			5,261,241
Goodwill	11,574,269			11,574,269
Other assets	27,741,952			21,663,721
Total assets	$1,186,985,550			$1,115,813,333

Average Liabilities and Shareholders' Equity
Interest-bearing transaction accounts	$279,454,204	$3,844,172	1.84%	$278,254,672	$4,030,827	1.94%
Money market funds	153,988,996	2,777,996	2.41%	117,715,164	1,972,978	2.24%
Savings deposits	143,015,016	91,800	0.09%	147,738,676	96,754	0.09%
Time deposits	198,522,941	5,209,862	3.51%	147,656,997	4,016,337	3.63%
Repurchase agreements	42,753,970	818,772	2.56%	31,298,729	570,913	2.44%
Borrowed funds	44,530,334	1,425,218	4.28%	92,516,088	3,321,998	4.80%
Finance lease obligations	3,101,243	53,511	2.30%	3,331,163	57,456	2.30%
Junior subordinated debentures	12,887,000	726,796	7.54%	12,887,000	836,089	8.67%
Total interest-bearing liabilities	878,253,704	$14,948,127	2.28%	831,398,489	$14,903,352	2.39%
Non-interest bearing deposits	195,415,601			187,634,795
Other liabilities	9,768,533			5,706,198
Total liabilities	1,083,437,838			1,024,739,482
Shareholders' equity	103,547,712			91,073,851
Total liabilities and shareholders' equity	$1,186,985,550			$1,115,813,333

Net interest income		$30,479,920			$25,640,662
Net interest spread (3)			3.14%			2.75%
Net interest margin (4)			3.64%			3.25%

(1)

Included in net loans are non-accrual loans with average balances of $8,622,384 and $6,075,373 for the nine months ended September 30, 2025 and 2024, respectively. Loans are stated net of unearned discount and ACL, and include loans held-for-sale and tax-exempt loans to local municipalities with average balances of $67,278,699 and $59,218,512 for the nine months ended September 30, 2025 and 2024, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $2,335,653 and $1,840,201, respectively, with a dividend rate of approximately 7.18% and 8.52%, respectively, for the nine months ended September 30, 2025 and 2024, respectively.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three- and nine-month periods ended September 30, 2025 increased 4.7% and 6.2%, respectively, compared to the same periods last year, and the average yield on interest-earning assets increased 26 bps and 28 bps in the respective periods.

The average volume of loans increased over the three- and nine-month comparison periods of 2025 versus 2024 by 7.8% and 8.8%, respectively, and the average yield on loans increased 18 bps and 22 bps, respectively.  Loans accounted for 84.6% and 84.0% of the average interest-earning asset portfolio for the three- and nine-month periods ended September 30, 2025, compared to 82.2% and 82.0%, respectively, for the same periods last year.  Interest earned on the loan portfolio as a percentage of total interest income was 92.1% and 91.8%, respectively, for the three- and nine-month periods in 2025 compared to 91.2% and 91.1%, respectively, for the same periods in 2024.

The average volume of the taxable investment portfolio (classified as AFS) decreased 10.1% and 11.0%, respectively, during the three- and nine-month periods ended September 30, 2025, compared to the same periods last year, while the average yield increased 32 bps and 21 bps, respectively, between periods.  There were purchases of taxable AFS investment securities during the first nine months of 2025, however maturities and paydowns on this portfolio in 2024 and into 2025 exceeded purchases during the same time period, accounting for the decrease in average volume year over year.

The average volume of the tax-exempt investment portfolio (classified as AFS) for the three- and nine-month periods ended September 30, 2025 decreased 0.4% and 0.2% respectively, while the average tax equivalent yield increased 21 bps and 15 bps, respectively.  There were no tax-exempt bond purchases during the first nine months of 2025, accounting for the decrease in average volume in this portfolio.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest-bearing account at the FRBB, decreased 10.6% and increased 91.3%, respectively, for the three- and nine-months ended September 30, 2025, compared to the same periods in 2024.  The average volume grew steadily during the last half of 2024 with the influx of customer deposit accounts, primarily municipal deposit accounts.  The average yield on these funds decreased 80 bps and 86 bps, respectively, for the three- and nine-month periods ended September 30, 2025, versus the same periods in 2024.

The average volume of interest-bearing liabilities for the three- and nine-month periods ended September 30, 2025 increased 3.5% and 5.6%, respectively, compared to the same periods in 2024, while the average rate paid on interest-bearing liabilities decreased 27 bps and 11 bps, respectively.

The average volume of interest-bearing transaction accounts decreased 5.4% and increased 0.4%, respectively, for the three- and nine-month periods ended September 30, 2025, compared to the same periods of 2024, reflecting moderate growth year over year. The average rate paid on these accounts decreased 24 bps and 10 bps, respectively, between comparison periods.  Interest-bearing transaction accounts comprised 30.2% and 31.8% of the average interest-bearing liabilities portfolio for the three- and nine-month periods ended September 30, 2025, compared to 33.0% and 33.5%, respectively, for the same periods last year.  Interest paid on these funds accounted for 23.7% and 25.7%, respectively, of total interest expense for the three- and nine-month periods of 2025 compared to 26.3% and 27.1%, respectively, for the same periods in 2024.

The average volume of money market accounts increased 30.7% and 30.8%, respectively, for the three- and nine-month periods ended September 30, 2025, compared to the same periods in 2024, while the average rate paid on these deposits decreased 11 bps and increased 17 bps, respectively.

The average volume of savings accounts decreased 1.0% and 3.2%, respectively, for the three- and nine-month periods ended September 30, 2025, compared to the same periods in 2024. There was no change in the average rate paid on these accounts in the three- and nine- month periods ended September 30, 2025 compared to 2024.

The average volume of time deposits increased 27.0% and 34.5%, respectively, for the three- and nine-month periods ended September 30, 2025, compared to the same periods in 2024, while the average rate paid decreased 53 bps and 12 bps, respectively.

The average volume of repurchase agreements increased 14.4% and 36.6%, respectively, for the three- and nine-month periods ended September 30, 2025, compared to the same periods in 2024, and the average rate paid increased 14 bps and 12 bps, respectively, between comparison periods.

The Company utilized borrowed funds to fund loan growth and cover deposit outflows during 2023 and into the first and second quarters of 2024, but as deposit accounts began to increase, the need for these funds decreased, accounting for the 38.1% and 51.9% decrease in average volume of borrowed funds during the three- and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024.  The average rate paid on borrowed funds decreased as well by 41 bps and 52 bps for the three- and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024.

In summary, between the three- and nine-month periods ended September 30, 2025 and 2024, the average yield on interest-earning assets increased 26 bps and 28 bps for the three- and nine-month periods and the average rate paid on interest-bearing liabilities decreased 27 bps and 11 bps, respectively.  Net interest spread increased 53 bps and 39 bps, respectively, for the three- and nine-month periods ended September 30, 2025 versus the same periods in 2024, and the net interest margin increased 50 bps and 39 bps, respectively.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the interim periods presented for 2025 and 2024 resulting from volume changes in daily average assets and daily average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Compared to			Compared to
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance

Average Interest-Earning Assets

Loans, net	$457,678	$1,000,930	$1,458,608	$1,495,283	$3,245,097	$4,740,380
Taxable investment securities	133,213	(102,419)	30,794	268,512	(334,998)	(66,486)
Tax-exempt investment securities	5,895	(5,895)	0	10,975	(10,975)	0
Federal funds sold and overnight deposits	(30,194)	(18,269)	(48,463)	(107,737)	312,696	204,959
Other investments	(7,310)	11,659	4,349	(23,751)	28,931	5,180
Total	$559,282	$886,006	$1,445,288	$1,643,282	$3,240,751	$4,884,033

Average Interest-Bearing Liabilities

Interest-bearing transaction accounts	$(165,686)	$(66,113)	$(231,799)	$(204,075)	$17,421	$(186,654)
Money market funds	(36,865)	186,198	149,333	196,728	608,290	805,018
Savings deposits	(37)	(340)	(377)	(1,774)	(3,180)	(4,954)
Time deposits	(272,118)	443,987	171,869	(188,778)	1,382,303	1,193,525
Repurchase agreements	12,799	27,806	40,605	38,610	209,249	247,859
Borrowed funds	(97,510)	(397,223)	(494,733)	(360,658)	(1,536,123)	(1,896,781)
Finance lease obligations	18	(1,344)	(1,326)	10	(3,955)	(3,945)
Junior subordinated debentures	(33,252)	0	(33,252)	(109,293)	0	(109,293)
Total	$(592,651)	$192,971	$(399,680)	$(629,230)	$674,005	$44,775

Changes in net interest income	$1,151,933	$693,035	$1,844,968	$2,272,512	$2,566,746	$4,839,258

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	Income	Percent	2025	2024	Income	Percent

Service fees	$1,002,753	$972,338	$30,415	3.13%	$2,859,310	$2,834,439	$24,871	0.88%
Income from sold loans	102,389	96,294	6,095	6.33%	268,470	273,867	(5,397)	-1.97%
Other income from loans	260,459	381,170	(120,711)	-31.67%	862,385	913,994	(51,609)	-5.65%
Other income
Income from CFS Partners	591,020	356,822	234,198	65.63%	1,388,678	979,747	408,931	41.74%
Other miscellaneous income	138,433	200,050	(61,617)	-30.80%	353,531	410,951	(57,420)	-13.97%
Total non-interest income	$2,095,054	$2,006,674	$88,380	4.40%	$5,732,374	$5,412,998	$319,376	5.90%

Total non-interest income increased $88,380, or 4.4%, and $319,376 or 5.9%, respectively, for the three and nine months ended September 30, 2025, compared to the same periods in 2024, with significant changes noted in the following:

•

The volume of loans sold into the secondary market during the first nine months of 2025 decreased by $248 thousand compared to the same period last year, accounting for the decrease in income from sold loans between periods.

•	Decreases in commercial loan documentation fees amounting to $148 thousand primarily accounts for the decrease in other income from loans year over year.

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

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	Expense	Percent	2025	2024	Expense	Percent

Salaries and wages	$2,432,661	$2,358,000	$74,661	3.17%	$7,145,388	$7,104,000	$41,388	0.58%
Employee benefits	959,918	986,804	(26,886)	-2.72%	3,034,163	2,840,194	193,969	6.83%
Occupancy expenses, net	748,354	683,980	64,374	9.41%	2,324,661	2,100,714	223,947	10.66%
Other expenses
Directors fees	147,867	119,905	27,962	23.32%	457,153	413,201	43,952	10.64%
Charged-off checks	12,661	38,723	(26,062)	-67.30%	(32,289)	41,576	(73,865)	-177.66%
Outsourcing expense	89,642	153,991	(64,349)	-41.79%	277,514	431,341	(153,827)	-35.66%
Service contracts - administrative	244,133	285,559	(41,426)	-14.51%	650,464	594,048	56,416	9.50%
Audit fees	147,489	123,941	23,548	19.00%	431,117	369,550	61,567	16.66%
Consultant services	90,987	56,002	34,985	62.47%	273,977	195,814	78,163	39.92%
FDIC insurance	146,042	208,736	(62,694)	-30.04%	490,716	465,079	25,637	5.51%
Collection & non-accruing loan expense	23,293	206,275	(182,982)	-88.71%	30,293	242,275	(211,982)	-87.50%
ATM & debit card expense	204,793	214,705	(9,912)	-4.62%	579,559	526,175	53,384	10.15%
State deposit tax	276,745	252,199	24,546	9.73%	811,086	766,027	45,059	5.88%
Other miscellaneous expenses	1,068,913	819,838	249,075	30.38%	3,290,707	2,990,380	300,327	10.04%
Total non-interest expense	$6,593,498	$6,508,658	$84,840	1.30%	$19,764,509	$19,080,374	$684,135	3.59%

Total non-interest expense increased $84,840, or 1.3%, and $684,135 or 3.6%, for the three and nine months ended September 30, 2025, compared to the same periods in 2024, with significant changes noted in the following:

•	The increases in salaries and wages during the three- and nine- month periods of 2025 reflect normal salary increases and remain in line with budget.

•

The decrease in employee benefits in the three-month period is attributable to a decrease in health insurance claims anticipated as well as run out of claims with the prior health insurance plan. An increase for the nine-month period is due to a change in the Company’s self-insured health insurance plan and the associated termination fees attributed to the change.

•

The increase in occupancy expense year over year is primarily due to normal increases in contracted services, including increased expenses for plowing and sanding during the winter months as well as increases in maintenance on buildings.

•	The increase in directors fees in both periods is attributable to a new director in 2025 as well as an increase in the amount paid to directors compared to 2024.

•

The Company received a recovery for a $53 thousand fraudulent check during the first quarter of 2025 that was charged off in 2024, accounting for most of the decrease in charged-off checks year over year.

•	The decrease in outsourcing expense is attributable to a renegotiated contract from the Company’s core processing provider.

•

The year over year increase in service contracts - administrative is due to a combination of new contracts, an increase in transaction-based pricing for certain contracts, and contractual inflationary adjustment factors that are higher than historical increase adjustments. The quarter over quarter decrease is due to the timing of credits from a vendor to correct prior year invoices.

•	The increase in audit fees is attributable to an increase in the scope of audits performed in 2025 which was anticipated and budgeted accordingly.

•	The increase in FDIC insurance year over year is attributable to an increase in the assessment multiplier.

•	The increase in consultant services is attributable to an increased utilization of these services for branch network and technology projects during 2025.

•	Collection & non-accruing loan expenses were lower year over year due to the recovery of expenses associated with properties in foreclosure that were resolved.

•	ATM & debit card expenses are transaction-based and reflect increased customer activity year over year, as well as annual contractual price adjustments.

•	The increase in state deposit tax is attributable to an increase in average deposits which is used in the calculation of taxes due.

APPLICABLE INCOME TAXES

The provision for income taxes increased $422,063, or 72.2%, for the third quarter of 2025 and $806,607 or 48.0%, for the first nine months of 2025 compared to the same periods in 2024, which is consistent with the increase in income before income taxes.  Tax credits, which consist of credits from affordable housing investments and NMTC, amounted to $249,612 and $174,612, for the third quarter of 2025 and 2024, and $748,836 and $523,836, respectively, for the first nine months of 2025 and 2024.  The Company’s investment in a project during the last quarter of 2024 generated NMTC for that quarter and for the nine months of 2025, accounting for the increase in tax credits between comparison periods.

Amortization expense related to the affordable housing investments and NMTC is included as a component of income tax expense and amounted to $148,890 and $149,202, for the third quarter of 2025 and 2024 and $446,670 and $447,606, respectively, for the first nine months of 2025 and 2024.  These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 5% and 7%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as of the balance sheet dates:

	September 30, 2025		December 31, 2024
Assets
Loans	$961,882,509	78.45%	$927,940,805	74.30%
AFS securities	152,248,319	12.42%	159,697,420	12.79%

Liabilities
Demand deposits	205,211,509	16.74%	197,697,470	15.83%
Interest-bearing transaction accounts	284,204,977	23.18%	304,212,085	24.36%
Money market funds	155,502,114	12.68%	169,533,067	13.57%
Savings deposits	143,737,440	11.72%	142,925,828	11.44%
Time deposits	219,644,123	17.91%	187,276,308	14.99%
Short-term advances	10,000,000	0.82%	0	0.00%
Long-term advances	36,275,022	2.96%	72,600,000	5.81%

The following table reflects the changes in the composition of the Company's major categories of assets and liabilities between the balance sheet dates, as disclosed in the table above:

	Volume Change	Percentage
Assets
Loans	$33,941,704	3.66%
AFS securities	(7,449,101)	-4.66%

Liabilities
Demand deposits	7,514,039	3.80%
Interest-bearing transaction accounts	(20,007,108)	-6.58%
Money market funds	(14,030,953)	-8.28%
Savings deposits	811,612	0.57%
Time deposits	32,367,815	17.28%
Short-term advances	10,000,000	100.00%
Long-term advances	(36,324,978)	-50.03%

The increase in the loan portfolio during the first nine months of 2025 was primarily attributable to increases in CRE loans, residential real estate 1st lien loans, residential junior lien loans as well as purchased loans.

The decrease in the securities AFS portfolio at September 30, 2025 is attributable to the combined effect during the first nine months of the year of purchases totaling $18.1 million and a decrease of $6.6 million in unrealized losses reflected in OCI, which was more than offset by maturities of $16.5 million and principal payments on MBS, ABS and CMO investments totaling $15.0 million.  In management’s view, the size of the AFS securities portfolio is appropriate and proportional to the overall asset base, as this portfolio serves a significant role in the Company’s liquidity position.

The decrease in interest-bearing transactions accounts at September 30, 2025 from year end 2024 is attributable to a decrease of $10.1 million, or 22.7% in a CFSG deposit account, and a decrease of $13.7 million or 12.5%, in ICS accounts.  The decrease in money market accounts was primarily driven by a decrease of $26.3 million, or 59.2% in ICS accounts. The increase in time deposits is attributable to an increase in brokered time deposits.  In addition to the brokered time deposits, the Company used overnight deposits to cover maturities in borrowed funds during the first nine months of 2025 and used those funds to cover fluctuations in aggregate deposits during the same period, enabling the Company to rely less on other sources of funding.

Uninsured Deposits

Estimated deposits in excess of the FDIC insurance level amounted to $262.7 million as of September 30, 2025 and $258.0 million as of December 31, 2024.  The estimated balance of $43.1 million of uninsured time deposits as of September 30, 2025 was made up of time CDs of $39.6 million and retirement accounts of $3.5 million.  Increments of maturity of these time deposits are summarized as follows:

3 months or less	$22,841,984
Over 3 through 6 months	15,035,068
Over 6 through 12 months	5,187,149
Total	$43,064,201

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

The following table summarizes the estimated impact on the Company's NII over a twelve-month period, assuming a gradual parallel shift of the yield curve beginning September 30, 2025:

Rate Change	Percent Change in NII

Down 100 bps	-0.5%
Up 200 bps	-1.6%

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

As of September 30, 2025, the Company had $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear interest at a quarterly floating rate equal to 3-month CME SOFR, as adjusted by a spread adjustment factor of 0.26161, plus 2.85%.  The quarterly floating rate in effect on the debentures was 7.43% for the September 2025 payment, compared to a floating rate of 8.45% for the September 2024 payment.

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

Residential mortgage loans represented 28.3% of the Company’s loan balances as of September 30, 2025, compared to 27.4% as of December 31, 2024.  The Company maintains a residential mortgage loan portfolio of traditional mortgage products and does not offer higher risk loan products, such as option adjustable-rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates.  Residential mortgages with loan-to-value ratios exceeding 80% are generally covered by PMI.  A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated.  As of September 30, 2025, junior lien home equity products made up 15.7% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%.  The Company also originates some home equity loans with loan-to-value ratios greater than 80% under an insured loan program with stringent underwriting criteria.

The following tables show the estimated maturities within the Company’s loan portfolio as of September 30, 2025.

	Fixed Rate Loans
	Within	2 - 5	6 - 15	Over
	1 Year	Years	Years	15 Years	Total

Commercial & industrial	$3,907,788	$28,348,684	$22,278,867	$0	$54,535,339
Purchased (1)	66,257	2,982,296	7,721,354	0	10,769,907
Commercial real estate	16,321,488	8,181,910	17,269,303	1,871,906	43,644,607
Municipal	48,198,963	4,014,400	5,547,448	0	57,760,811
Residential real estate - 1st lien	19,341	2,539,424	22,450,658	57,073,932	82,083,355
Residential real estate - Jr lien	56,552	402,728	4,711,816	148,661	5,319,757
Consumer	603,567	2,006,336	25,165	0	2,635,068
Total Loans	$69,173,956	$48,475,778	$80,004,611	$59,094,499	$256,748,844

	Variable Rate Loans
	Within	2 - 5	6 - 15	Over
	1 Year	Years	Years	15 Years	Total

Commercial & industrial	$32,719,800	$22,948,470	$8,641,124	$5,330,161	$69,639,555
Commercial real estate	2,242,321	4,764,737	112,310,662	318,369,856	437,687,576
Municipal	0	0	9,199,699	3,129,596	12,329,295
Residential real estate - 1st lien	104,985	3,655,279	16,695,315	127,192,062	147,647,641
Residential real estate - Jr lien	1,020,900	1,449,696	13,385,951	21,593,006	37,449,553
Consumer	44,667	168,757	166,621	0	380,045
Total Loans	$36,132,673	$32,986,939	$160,399,372	$475,614,681	$705,133,665

(1) Consists of commercial loans totaling $66 thousand within 1 year, $2.6 million in 2 – 5 years and $504 thousand in 6 – 15 years; and consumer loans of $0, $362 thousand and $7.2 million in those maturity categories, respectively.

The Company experienced solid growth in the CRE loan portfolios, which is consistent with its strategic focus on commercial lending.  Commercial & industrial, purchased, CRE and municipal loans collectively comprised 71.4% of the Company’s loan portfolio as of September 30, 2025, compared to 72.3% as of December 31, 2024.  The largest components of the CRE portfolio were $131.5 million in owner-occupied CRE and $165.8 million in non-owner occupied CRE as of September 30, 2025, compared to $125.5 million and $154.6 million, respectively, as of December 31, 2024.

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD.  As of September 30, 2025, the Company had $29.0 million in guaranteed loans with guaranteed balances of $19.8 million, compared to $25.5 million in guaranteed loans with guaranteed balances of $17.2 million as of December 31, 2024.  PPP loans with outstanding balances of $15 thousand as of September 30, 2025, and $43 thousand as of December 31, 2024, are included in these totals, all of which carry a 100% guarantee through the SBA, subject to borrower eligibility requirements.

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

Credit loss expense

The credit loss expense was made up of the following components for the periods indicated:

Three Months Ended	September 30,		Change
	2025	2024	$	%
Credit loss expense - loans	$198,264	$406,955	$(208,691)	-51.28%
Credit loss expense - OBS credit exposure	60,489	53,790	6,699	12.45%
Credit loss expense	$258,753	$460,745	$(201,992)	-43.84%

Nine Months Ended	September 30,		Change
	2025	2024	$	%
Credit loss expense - loans	$1,011,761	$1,076,676	$(64,915)	-6.03%
Credit loss (reversal) expense - OBS credit exposure	(20,908)	29,230	(50,138)	-171.53%
Credit loss expense	$990,853	$1,105,906	$(115,053)	-10.40%

The decrease in the credit loss expense on loans in both periods of 2025 compared to the same periods of 2024, was due in part to changes in the economic forecast, prepayments speeds, loan curtailments and adjustments to certain qualitative factors used in the model, despite the increase in the volume of the loan portfolio.  The increase in the OBS credit exposure for the three months ended September 30, 2025 is attributable to an increase in unfunded loan commitments under contract and the decrease in the nine months ended September 30, 2025 is attributable to a decrease in unfunded commitments.

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

The following table summarizes the Company’s credit risk ratios for the balance sheet dates presented:

	September 30,	December 31,
	2025	2024

ACL to total loans outstanding	1.12%	1.06%
ACL	$10,769,269	$9,810,212
Loans outstanding	$961,882,509	$927,940,805

Non-accruing loans to loans outstanding	0.84%	0.90%
Non-accruing loans	$8,108,381	$8,338,166
Loans outstanding	$961,882,509	$927,940,805

ACL to non-accruing loans	132.82%	117.65%
ACL	$10,769,269	$9,810,212
Non-accruing loans	$8,108,381	$8,338,166

The following table shows the breakdown of the ACL by loan segment and the percentage of loans in each category to total loans in the respective portfolios at the date indicated:

	September 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent

Commercial & industrial	$651,809	12.91%	$727,488	13.37%
Purchased	32,996	1.12%	22,415	0.84%
Commercial real estate	6,783,066	50.04%	6,487,700	50.88%
Municipal	175,225	7.29%	167,719	7.23%
Residential real estate - 1st lien	2,634,295	23.88%	2,087,034	23.50%
Residential real estate - Jr lien	467,109	4.45%	291,239	3.85%
Consumer	24,769	0.31%	26,617	0.33%
Total	$10,769,269	100.00%	$9,810,212	100.00%

The third quarter ACL analysis indicated that the reserve balance of $10.8 million as of September 30, 2025, was sufficient to cover expected credit losses that are probable and estimable as of the measurement date.  As discussed in Note 5 of the accompanying unaudited interim consolidated financial statements, included in the ACL calculation for the third quarter of 2025 are adjustments to certain qualitative factors made by management, including an increase in the risk status of the qualitative factors for external factors in the purchased loan and residential Jr. lien segments to reflect uncertainty  regarding the impact of the government shutdown as well as an increase in the risk status of volume and terms in the residential Jr. lien segment to reflect the increase in volume of these loans.

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

Net charge-offs during the periods presented to average loans outstanding were as follows:

For the Nine Months Ended September 30,	2025	2024

Commercial & industrial	0.00%	-0.95%
Net recoveries (charge-offs) during the period	$5,394	$(1,203,641)
Average amount outstanding	$124,424,612	$126,240,870

Purchased	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$10,039,836	$9,521,419

Commercial real estate	0.00%	-0.03%
Net charge-offs during the period	$0	$(126,393)
Average amount outstanding	$482,707,363	$433,341,367

Municipal	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$67,278,699	$59,218,512

Residential real estate - 1st lien	0.00%	0.00%
Net charge-offs during the period	$(10,306)	$0
Average amount outstanding	$224,999,628	$210,534,364

Residential real estate - Jr lien	0.00%	0.05%
Net recoveries during the period	$0	$15,537
Average amount outstanding	$37,667,988	$31,908,746

Consumer	-1.78%	-2.02%
Net charge-offs during the period	$(47,792)	$(64,452)
Average amount outstanding	$2,677,769	$3,192,650

Total loans	-0.01%	-0.16%
Net charge-offs during the period	$(52,704)	$(1,378,949)
Average amount outstanding	$949,795,895	$873,957,928

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans.  Such instruments involve, to varying degrees, elements of credit and interest rate risk more than the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first nine months of 2025, the Company did not engage in any activity that created any additional types of OBS risk.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, or when the Company experiences deposit outflows; it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings.  One-way deposits acquired through the CDARS and/or ICS programs provide an alternative funding source when needed.  As of September 30, 2025, and December 31, 2024, the Company had $0 and $236 thousand in one-way CDARS deposits, and no one-way ICS deposits outstanding at either period end.  In addition, two-way (reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, enhance the Company’s ability to retain larger deposit balances by allowing the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits through the exchange of deposits with other participating FDIC-insured financial institutions.  As of September 30, 2025 and December 31, 2024, the Company reported $4.5 million and $2.5 million, respectively, in reciprocal CDARS deposits.  The balance in ICS reciprocal money market deposits was $18.1 million as of September 30, 2025, compared to $44.4 million as of December 31, 2024, and the balance in ICS reciprocal demand deposits as of those dates was $95.8 million and $109.5 million, respectively.

Additionally, the Company had brokered deposits from other sources totaling approximately $36.6 million as of September 30, 2025 and $13.8 million as of December 31, 2024.  These relationships have provided convenient and timely access to short-term funding that is easily accessible without any detrimental effect on the pricing of the core deposit base.

As of September 30, 2025 and December 31, 2024, borrowing capacity of $136.5 million and $108.7 million respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances of $46.3 million and $31.1 million, respectively.

The following table reflects the Company’s outstanding advances with FHLBB as of the dates indicated:

	September 30,	December 31,
	2025	2024
FHLBB Short-Term Advances
FHLBB term advance, 4.49%, due November 21, 2025	$10,000,000	$0

FHLBB Long-Term Advances
FHLBB term advance, 0.00%, due November 12, 2025 (1)	300,000	300,000
FHLBB term advance, 0.00%, due November 13, 2028 (1)	800,000	800,000
FHLBB option advance, 4.54%, due May 15, 2026	10,000,000	10,000,000
FHLBB option advance, 4.74%, due May 26, 2026	5,000,000	5,000,000
FHLBB option advance, 3.89%, due February 01, 2027	0	5,000,000
FHLBB option advance, 4.27%, due June 07, 2027	10,000,000	10,000,000
FHLBB option advance, 3.66%, due March 26, 2027	5,000,000	0
FHLBB option advance, 3.51%, due March 27, 2028	5,000,000	0
FHLB term advance, 0.00%, due September 24, 2030	175,022	0
Total Long-Term Advances	36,275,022	31,100,000

Total Advances	$46,275,022	$31,100,000

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

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $63.2 million and $60.8 million, respectively, as of September 30, 2025, and December 31, 2024.  Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 425 bps.  The Company had no outstanding advances through this facility as of September 30, 2025, or December 31, 2024.

As of September 30, 2025, and December 31, 2024, the Company had an unsecured line of credit of $12.5 million with a correspondent bank.  The Company had no outstanding advances against this credit line as of the balance sheet dates.

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

During the third quarter of 2024, the Company adopted a stock repurchase program authorizing the repurchase of up to 275,000 shares of the Company’s common stock, representing approximately 5% of the outstanding common shares.  Purchases under the program may be on such terms, including price, as market conditions warrant, and may be made through open market purchases or in privately negotiated transactions, as Management deems appropriate.  The repurchase authorization expires in July, 2029 unless extended, or earlier terminated, by the Board.  Notwithstanding the program’s five-year term, the Board reviews and re-evaluates the program annually in light of the Company’s then current capital needs, the number and cost of shares repurchased, the number of shares remaining for repurchase under the authorization, and other relevant factors. In addition, management will confer with the FRBB regarding the program, as appropriate in the circumstances. As of September 30, 2025, 37,453 shares had been repurchased since the inception of the program, for an aggregate purchase price of $701,454.

The following table illustrates the changes in shareholders' equity from December 31, 2024, to September 30, 2025:

Balance as of December 31, 2024 (book value $17.24 per common share)	$98,048,205
Net income	12,332,018
Issuance of common stock through the DRIP	1,068,890
Dividends declared on common stock	(4,027,225)
Dividends declared on preferred stock	(84,375)
Repurchase of shares through the stock buyback program	(701,470)
Change in AOCI on AFS securities, net of tax	5,244,299
Balance as of September 30, 2025 (book value $19.64 per common share)	$111,880,342

Following consultation with the FRBB, the Board has approved for repurchase the remaining 15 shares of the Company's Series A Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock.  The shares were redeemed at par ($100,000 per share), plus the accrued quarterly dividend through the redemption date.  The redemption was completed during the fourth quarter of 2025.

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

As of September 30, 2025, the Bank was considered well capitalized under the standard regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy.

The following table shows the Company’s actual capital ratios and those of its subsidiary, as well as currently applicable regulatory capital requirements, as of the balance sheet dates:

					Minimum		Minimum
			Minimum		For Capital		To Be Well
			For Capital		Adequacy Purposes		Capitalized Under
			Adequacy		with Conservation		Prompt Corrective
	Actual		Purposes		Buffer (1)		Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2025
Common equity tier 1 capital (to risk-weighted assets)
Company	$109,339	12.56%	$39,160	4.50%	$60,915	7.00%	N/A	N/A
Bank	$122,357	14.07%	$39,132	4.50%	$60,872	7.00%	$56,524	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$123,726	14.22%	$52,213	6.00%	$73,968	8.50%	N/A	N/A
Bank	$122,357	14.07%	$52,176	6.00%	$73,915	8.50%	$69,567	8.00%
Total capital (to risk-weighted assets)
Company	$134,610	15.47%	$69,617	8.00%	$91,373	10.50%	N/A	N/A
Bank	$133,234	15.32%	$69,567	8.00%	$91,307	10.50%	$86,959	10.00%
Tier 1 capital (to average assets)
Company	$123,726	10.33%	$47,891	4.00%	N/A	N/A	N/A	N/A
Bank	$122,357	10.22%	$47,869	4.00%	N/A	N/A	$59,836	5.00%

December 31, 2024:
Common equity tier 1 capital (to risk-weighted assets)
Company	$100,751	11.90%	$38,086	4.50%	$59,244	7.00%	N/A	N/A
Bank	$114,323	13.52%	$38,053	4.50%	$59,194	7.00%	$54,966	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$115,138	13.60%	$50,781	6.00%	$71,940	8.50%	N/A	N/A
Bank	$114,323	13.52%	$50,738	6.00%	$71,879	8.50%	$67,650	8.00%
Total capital (to risk-weighted assets)
Company	$125,652	14.85%	$67,708	8.00%	$88,867	10.50%	N/A	N/A
Bank	$124,837	14.76%	$67,650	8.00%	$88,791	10.50%	$84,563	10.00%
Tier 1 capital (to average assets)
Company	$115,138	9.46%	$48,690	4.00%	N/A	N/A	N/A	N/A
Bank	$114,323	9.40%	$48,665	4.00%	N/A	N/A	$60,831	5.00%

(1)	Conservation Buffer is calculated based on risk-weighted assets and does not apply to calculations of average assets.
(2)	Applicable to banks, but not bank holding companies.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  As of September 30, 2025, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that its disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to purchases of the Company’s common stock during the quarter ended September 30, 2025, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
			Total Number	Number of Shares
			of Shares	That May Yet Be
	Total Number	Average	Purchased as	Purchased Under
	of Shares	Price Paid	Part of Publicly	the Plan at the
For the period:	Purchased (1)	Per Share	Announced Plan	End of the Period

July 1 - July 31	6,771	$19.75	6,771	238,417
August 1 - August 31	465	22.45	465	237,952
September 1 - September 30	405	22.38	405	237,547
Total	7,641	$20.06	7,641	237,547

(1) All purchases during the quarter were made pursuant to the repurchase program adopted by the Company’s Board of Directors in July, 2024 authorizing the repurchase from time to time of up to 275,000 shares of the Company’s common stock in open market purchases and privately negotiated transactions, in management’s discretion and as market conditions may warrant.  The repurchase authorization, which was most recently reviewed and reauthorized in August 2025, will expire in July, 2029 unless extended or earlier terminated by the Board of Directors.

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the nine-months ended September 30, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and  nine-month interim periods ended September 30, 2025 and 2024, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: November 14, 2025	/s/Christopher L. Caldwell
Christopher L. Caldwell, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: November 14, 2025	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☐  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the nine-months ended September 30, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and nine- month interim periods ended September 30, 2025 and 2024, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

Exhibit 104	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

